Form 10-Q
period 1996-03-31
GRAY COMMUNICATIONS SYSTEMS INC /GA/
filed 1996-05-15
CIK 43196

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-Q

       [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
           FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996.

                                       OR

      [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
           FOR THE TRANSITION PERIOD FROM _________  TO  _________ .

COMMISSION FILE NUMBER 1-13796

                      GRAY COMMUNICATIONS SYSTEMS, INC.
         ------------------------------------------------------
         (Exact name of registrant as specified in its charter)

              GEORGIA                                        58-0285030
 -------------------------------                       ----------------------
 (State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                        Identification Number)

          126 N. WASHINGTON ST., ALBANY, GEORGIA        31701
         ------------------------------------------------------
         (Address of principal executive offices)     (Zip code)

                             (912) 888-9390
         ------------------------------------------------------
          (Registrant's telephone number, including area code)

                             NOT APPLICABLE
         ------------------------------------------------------
                 (Former name, former address and former
                fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES  X   NO __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                     CLASS A COMMON STOCK, (NO PAR VALUE)

                      4,463,994 SHARES AS OF MAY 7, 1996

                                      INDEX

                        GRAY COMMUNICATIONS SYSTEMS, INC.



PART I.   FINANCIAL INFORMATION
- -------   ---------------------
Item 1.   Financial Statements

          Condensed consolidated balance sheets (unaudited) - December 31, 1995 and March 31, 1996

          Condensed consolidated statements of income (unaudited) - Three months ended March 31, 1995 and 1996

          Condensed consolidated statement of stockholders' equity (unaudited) - Three months ended March 31, 1996

          Condensed consolidated statements of cash flows (unaudited) - Three months ended March 31, 1995 and 1996

          Notes to condensed consolidated financial statements (unaudited) - March 31, 1996

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II.  OTHER INFORMATION
- --------  -----------------
Item 6.   Exhibits and Reports on Form 8-K

SIGNATURES
- ----------

PART I.   FINANCIAL INFORMATION
- -------   ---------------------
ITEM 1.   FINANCIAL STATEMENTS


GRAY COMMUNICATIONS SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                           December 31,               March 31,
                                              1995                      1996
                                           ------------            -------------
CURRENT ASSETS
  Cash and cash equivalents                $    559,991            $   2,081,627
  Trade accounts receivable less
     allowance for doubtful accounts of
     $450,000 and $623,000, respectively      9,560,274               10,145,128
  Recoverable income taxes                    1,347,007                  957,246
  Inventories                                   553,032                  231,964
  Current portion of program broadcast
     rights                                   1,153,058                1,326,825
  Other current assets                          263,600                  651,407
                                           ------------            -------------

                                             13,436,962               15,394,197

PROPERTY AND EQUIPMENT                       37,618,893               40,505,148
     Less allowance for depreciation        (20,601,819)             (21,406,793)
                                           ------------            -------------
                                             17,017,074               19,098,355

OTHER ASSETS
     Deferred acquisition costs (Note C)      3,330,481                1,951,164
     Deferred loan costs (Note C)             1,232,261                1,939,173
     Goodwill and other intangibles
        (Note C)                             42,004,050               73,938,623
     Other                                    1,219,650                1,195,139
                                           ------------            -------------
                                             47,786,442               79,024,099
                                           ------------            -------------
                                           $ 78,240,478            $ 113,516,651
                                           ------------            -------------
                                           ------------            -------------

                                                     December 31,     March 31,
                                                        1995             1996
                                                     ------------    -----------
CURRENT LIABILITIES
  Trade accounts payable                             $  3,752,742   $  3,372,917
  Accrued expenses                                      5,839,007      6,226,119
  Current portion of program broadcast obligations      1,205,784      1,222,983
  Current portion of long-term debt                     2,861,672      1,516,325
                                                     ------------   ------------

                                                       13,659,205     12,338,344

LONG-TERM DEBT                                         51,462,645     86,924,415

NON-CURRENT LIABILITIES                                 4,133,030      4,535,319

COMMITMENTS AND CONTINGENCIES (Note D)

STOCKHOLDERS' EQUITY (Note B)
  Class A Common Stock, no par value;
     authorized 10,000,000 shares;
     issued 5,082,756 and 5,126,012
     shares, respectively                               6,795,976      7,262,594
  Retained earnings                                     8,827,906      9,094,263
                                                     ------------    -----------
                                                       15,623,882     16,356,857

  Treasury stock, 663,180 shares at cost               (6,638,284)    (6,638,284)
                                                     ------------    -----------
                                                        8,985,598      9,718,573
                                                     ------------    -----------



                                                     $ 78,240,478   $113,516,651
                                                     ------------    -----------
                                                     ------------    -----------




SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                       GRAY COMMUNICATIONS SYSTEMS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                        THREE MONTHS ENDED
                                                              MARCH 31
                                                     -------------------------
                                                         1995         1996
                                                     ------------  -----------
OPERATING REVENUES
  Broadcasting (net of agency commissions)           $  8,349,661  $11,449,645
  Publishing                                            4,800,644    5,576,934
                                                     ------------  -----------
                                                       13,150,305   17,026,579


EXPENSES
  Broadcasting                                          5,589,776    7,309,865
  Publishing                                            3,961,563    4,808,062
  Corporate and administrative                            492,951      775,586
  Depreciation and amortization                           878,749    1,395,254
  Non-cash compensation paid in
  Class A common stock (Note B)                           236,158       60,000
                                                     ------------  -----------
                                                       11,159,197   14,348,767
                                                     ------------  -----------
                                                        1,991,108    2,677,812
Miscellaneous income                                       43,313       63,514
                                                     ------------  -----------
                                                        2,034,421    2,741,326
Interest expense                                        1,376,464    2,156,893
                                                     ------------  -----------
     INCOME BEFORE INCOME TAXES                           657,957      584,433

Income tax expense                                        254,000      229,000
                                                     ------------  -----------
          NET EARNINGS                               $    403,957  $   355,433
                                                     ------------  -----------
                                                     ------------  -----------
Average outstanding common shares                       4,307,595    4,606,773
                                                     ------------  -----------
                                                     ------------  -----------
          NET EARNINGS PER
            COMMON SHARE                                     $.09         $.08
                                                             ----         ----
                                                             ----         ----





SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                       GRAY COMMUNICATIONS SYSTEMS, INC.
      CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

                                            Class A
                                          Common Stock                     Treasury  Stock
                                    --------------------------        ---------------------------
                                                                                                         Retained
                                     Shares           Amount           Shares          Amount            Earnings          Total
                                    ---------       ----------        ---------     -------------      ------------     ----------
Balance at
  December 31, 1995                 5,082,756       $6,795,976         (663,180)     $(6,638,284)      $8,827,906       $8,985,598

Net income for the three
  months ended
  March 31, 1996                            0                0                0                0          355,433          355,433

Cash dividends
  ($.02 per share)                          0                0                0                0          (89,076)         (89,076)

Issuance of Class A Common Stock:
  401(k) Plan                           4,256           78,369                0                0                0           78,369
  Directors stock plan                 22,500          228,749                0                0                0          228,749
  Non-qualified stock plan             16,500          159,500                0                0                0          159,500
                                    ---------       ----------         --------       ----------       ----------       ----------
Balance at
  March 31, 1996                    5,126,012       $7,262,594         (663,180)     $(6,638,284)      $9,094,263       $9,718,573
                                    ---------       ----------         --------      ------------      ----------       ----------
                                    ---------       ----------         --------      ------------      ----------       ----------


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                       GRAY COMMUNICATIONS SYSTEMS, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                         THREE MONTHS ENDED
                                                              MARCH 31
                                                     ---------------------------
                                                         1995           1996
                                                     ------------   ------------
OPERATING ACTIVITIES
 Net income                                          $    403,957   $    355,433
 Items which did not use (provide) cash:
    Depreciation                                          584,988        848,427
    Amortization of intangible assets                     293,761        546,827
    Amortization of program broadcast rights              401,838        646,820
    Payments for program broadcast rights                (481,311)      (661,603)
    Compensation paid in Class A common
       stock                                              236,158         60,000
    Supplemental employee benefits                        (76,643)      (135,755)
    Class A Common stock contributed to 401(k) Plan        70,417         78,369
    Deferred income taxes                                  91,000        343,850
    (Gain) loss on disposal of assets                        (725)       (20,406)
    Changes in operating assets and liabilities:
       Receivables, inventories, and
          other current assets                            687,323      1,578,389
       Accounts payable and other
          current liabilities                            (690,692)      (521,496)
                                                     ------------   ------------
          NET CASH PROVIDED BY OPERATING
          ACTIVITIES                                    1,520,071      3,118,855

INVESTING ACTIVITIES
 Acquisition of newspaper business                     (1,232,509)             0
 Acquisition of television business                             0    (34,300,713)
 Purchases of property and equipment                     (973,437)      (813,588)
 Deferred acquisition costs                                     0       (931,623)
 Proceeds from asset sales                                  1,293        113,297
 Other                                                   (164,563)       (80,188)
                                                     ------------   ------------
          NET CASH USED IN INVESTING
          ACTIVITIES                                   (2,369,216)   (36,012,815)

FINANCING ACTIVITIES
 Dividends paid                                           (84,496)       (89,076)
 Class A Common stock transactions                              0        388,249
 Proceeds from borrowings of long-term debt               700,000     36,725,000
 Payments on long-term debt                               (33,652)    (2,608,577)
                                                     ------------   ------------
          NET CASH PROVIDED BY FINANCING
          ACTIVITIES                                      581,852     34,415,596
                                                     ------------   ------------

INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                        (267,293)     1,521,636
Cash and cash equivalents at beginning
 of period                                                558,520        559,991
          CASH AND CASH EQUIVALENTS                  ------------   ------------
          AT END OF PERIOD                           $    291,227   $  2,081,627
                                                     ------------   ------------
                                                     ------------   ------------


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        GRAY COMMUNICATIONS SYSTEMS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Gray Communications Systems, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

Certain amounts in the accompanying unaudited consolidated financial statements have been reclassified to conform to the 1996 format.

NOTE B--EMPLOYMENT AGREEMENTS

During the quarter ended March 31, 1995, the Company awarded 150,000 shares of its Class A Common Stock to its former president and chief executive officer under his employment agreement. Compensation expense of approximately $176,000 was recognized for these awards in the quarter ended March 31, 1995.

The Company has an employment agreement with its current President which provides for an award of 122,034 shares of Class A Common Stock if his employment with the Company continues until September 1999. Approximately $60,000 of expense was recognized in the first quarter of each of 1995 and 1996 relating to this award and approximately $1.2 million of expense will be recognized over the five-year period ending in 1999.

NOTE C--BUSINESS ACQUISITIONS

The Company's acquisitions in 1995 and 1996 have been accounted for under the purchase method of accounting. Under the purchase method of accounting, the results of operations of the acquired businesses are included in the accompanying unaudited consolidated financial statements as of their respective acquisition dates. The assets and liabilities of acquired businesses are included based on an allocation of the purchase price.

Pending Acquisitions

In December 1995, the Company entered into an asset purchase agreement to acquire (the "Phipps Acquisition") two CBS-affiliated stations, WCTV-TV ("WCTV") serving Tallahassee, Florida/Thomasville, Georgia and WKXT-TV ("WKXT") in Knoxville, Tennessee, a satellite broadcasting business and a paging business (collectively, the "Phipps Business"). The purchase price is estimated at approximately $185.0 million. The Company's Board of Directors has agreed to pay Bull Run Corporation ("Bull Run"), a principal stockholder of the Company, a finder's fee equal to 1% of the proposed purchase price for services performed, of which $1.05 million was due and included in accounts payable at March 31, 1996.

The consummation of the Phipps Acquisition, which is expected to occur by September 1996, is subject to approval by the appropriate regulatory agencies. In connection with the Phipps Acquisition, the Company is seeking approval from the Federal Communications Commission ("FCC") of the assignment of the television broadcast licenses for WCTV and WKXT. Current FCC regulations will require the Company to divest itself of WALB-TV ("WALB") in Albany, Georgia and WJHG-TV ("WJHG") in Panama City, Florida due to common ownership restrictions on stations with overlapping signals. In order to satisfy applicable FCC requirements, the Company, subject to FCC approval, intends to swap such assets for assets of one or more television stations of comparable value and with comparable broadcast cash flow in a transaction qualifying for deferred capital gains treatment under the "like-kind exchange" provision of Section 1033 of the Internal Revenue Code of 1986 (the "Code"). If the Company is unable to effect such a swap on satisfactory terms within the time period granted by the FCC, the Company may transfer such assets to a trust with a view towards the trustee effecting a swap or sale of such assets. Any such trust arrangement would be subject to the approval of the FCC.

                        GRAY COMMUNICATIONS SYSTEMS, INC.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

NOTE C--BUSINESS ACQUISITIONS (CONTINUED)

Condensed balance sheets of WALB and WJHG are as follows (in thousands):

                                                             MARCH 31, 1996
                                                         ---------------------
                                                           WALB         WJHG
                                                         ---------    --------
Current assets.........................................  $   1,667    $    855
Property and equipment.................................      1,769       1,078
Other assets...........................................         76           3
                                                         ---------    --------
Total assets...........................................  $   3,512    $  1,936
                                                         ---------    --------
                                                         ---------    --------
Current liabilities....................................  $   1,127    $    428
Other liabilities......................................        228           0
Stockholders' equity...................................      2,157       1,508
                                                         ---------    --------
Total liabilities and stockholders' equity.............  $   3,512    $  1,936
                                                         ---------    --------
                                                         ---------    --------

Condensed income statement data of WALB and WJHG are as follows (in thousands):

                                                       WALB              WJHG
                                                   THREE MONTHS       THREE MONTHS
                                                  ENDED MARCH 31,    ENDED MARCH 31,
                                                -----------------    ---------------
                                                 1995       1996      1995     1996
                                                -------    -------    -----   -------
Broadcasting revenues.........................  $ 2,182    $ 2,340    $ 851   $ 1,099
Expenses......................................    1,190      1,242      802       949
                                                -------    -------    -----   -------
Operating income..............................      992      1,098       49       150
Other income..................................        4          9       15        16
                                                -------    -------    -----   -------
Income before income taxes....................      996      1,107       64       166
                                                -------    -------    -----   -------
                                                -------    -------    -----   -------
Net income....................................  $   618    $   686    $  40   $   103
                                                -------    -------    -----   -------
                                                -------    -------    -----   -------


The Phipps Acquisition will be funded with a portion of the anticipated net proceeds of proposed public offerings by the Company of $150.0 million principal amount of the Company's senior subordinated notes, and 3.5 million shares of the Company's Class B Common Stock, the sale of 1,000 shares of the Company's Series B Preferred Stock ($10.0 million) and warrants to Bull Run and the sale of KTVE Inc., the Company's broadcast station in Monroe, Louisiana/El Dorado, Arkansas. Additionally, the Company plans to amend its existing bank credit facility and other senior indebtedness (See Notes D and E).

In connection with the Phipps Acquisition, a bank has provided a $10.0 million standby letter of credit to the seller of the Phipps Business on behalf of the Company. The letter of credit will be payable under certain conditions if the Phipps Acquisition is not completed. In connection with the issuance of the letter of credit, a stockholder of the Company has executed a put agreement which the bank can exercise if the Company defaults on repayment of any amounts that might be paid in accordance with the terms of the letter of credit.

                       GRAY COMMUNICATIONS SYSTEMS, INC.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

NOTE C--BUSINESS ACQUISITIONS (CONTINUED)

1996 Acquisitions

On January 4, 1996, the Company purchased substantially all of the assets of WRDW-TV, a CBS television affiliate serving the Augusta, Georgia television market (the "Augusta Acquisition"). The purchase price of approximately $35.9 million, excluding assumed liabilities of approximately $1.3 million, was financed primarily through long-term borrowings. The assets acquired consisted of office equipment and broadcasting operations located in North Augusta, South Carolina. Based on a preliminary allocation of the purchase price, the excess of the purchase price over the fair value of net tangible assets acquired was approximately $32.5 million. In connection with the Augusta Acquisition, the Company's Board of Directors approved the payment of a $360,000 finders fee to Bull Run.

Funds for the Augusta Acquisition were obtained from the modification of the Company's existing bank debt to a variable rate reducing revolving credit facility (the "Senior Credit Facility") and the sale to Bull Run of an 8% subordinated note due January 3, 2005 in the principal amount of $10.0 million (the "8% Note"). In connection with the sale of the 8% Note, the Company also issued warrants to Bull Run to purchase 487,500 shares of Class A Common Stock at $17.88 per share, 300,000 shares of which are currently vested, with the remainder vesting in five equal annual installments commencing in 1997 provided that the 8% Note is outstanding. The Senior Credit Facility provides for a credit line up to $55.0 million, of which $52.6 million was outstanding at March 31, 1996. This transaction also required a modification of the interest rate of the Company's $25.0 million senior secured note with an institutional investor from 10.08% to 10.7%.

As part of the financing arrangements for the Phipps Acquisition, the 8% Note will be retired and the Company will issue to Bull Run, in exchange for the 8% Note, 1,000 shares of Series A Preferred Stock. The warrants issued with the 8% Note will vest in accordance with the schedule described above provided the Series A Preferred Stock remains outstanding.

An unaudited pro forma statement of income for the three months ended March 31, 1995, is presented below and assumes that the Augusta Acquisition occurred on January 1, 1995.

This pro forma unaudited statement of income does not purport to represent the Company's actual results of operations had the Augusta Acquisition occurred on January 1, 1995, and should not serve as a forecast of the Company's operating results for any future periods. The pro forma adjustments are based solely upon certain assumptions that management believes are reasonable under the circumstances at this time. Subsequent adjustments are expected upon final determination of the allocation of the purchase price. An unaudited pro forma statement of income for the three months ended March 31, 1995 is as follows (in thousands, except per share data):


Operating revenues...............................    $15,106
Operating expenses...............................     12,906
                                                     -------
                                                       2,200
Miscellaneous income (expense), net..............         45
Interest expense.................................      2,197
                                                     -------
Pro forma income before income taxes.............         48
Income tax expense...............................         21
                                                     -------
Pro forma net income.............................    $    27
                                                     -------
                                                     -------
Pro forma average shares outstanding                   4,308
                                                     -------
                                                     -------
Pro forma earnings per share                         $   .01
                                                     -------
                                                     -------

                       GRAY COMMUNICATIONS SYSTEMS, INC.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

NOTE C--BUSINESS ACQUISITIONS (CONTINUED)

1995 Acquisition

On January 6, 1995, the Company purchased substantially all of the assets of the Gwinnett Post-Tribune and assumed certain liabilities (the "Gwinnett Acquisition"). The assets consist of office equipment and publishing operations located in Lawrenceville, Georgia. The purchase price of $3.7 million, including assumed liabilities of approximately $370,000, was paid by approximately $1.2 million in cash (financed through long-term borrowings and cash from operations), the issuance of 44,117 shares of Class A Common Stock (having fair value of $500,000), and $1.5 million payable to the sellers pursuant to non-compete agreements. The excess of the purchase price over the fair value of net tangible assets acquired was approximately $3.4 million. In connection with the Gwinnett Acquisition, the Company's Board of Directors approved the payment of a $75,000 finders fee to Bull Run.


NOTE D--COMMITMENTS AND CONTINGENCIES

The Company entered into an interest rate swap agreement on June 2, 1995, to effectively convert a portion of its floating rate debt to a fixed rate basis. The interest rate swap is effective for five years. Approximately $25.0 million of the Company's outstanding long-term debt was subject to this interest rate swap agreement at March 31, 1996. The effective rate of the Senior Credit Facility and interest rate swap at March 31, 1996, was approximately 8.95% and 9.61%, respectively. The unrealized gain for the interest rate swap was approximately $109,000 at March 31, 1996, based upon comparison to treasury bond yields for bonds with similar maturity dates as the interest rate swap.

The Company has entered into a non-binding letter of intent to sell KTVE Inc., the Company's NBC-affiliated station serving Monroe, Louisiana/El Dorado, Arkansas, for approximately $9.5 million in cash plus the amount of the accounts receivable on the date of closing (estimated to be approximately $750,000).
This transaction, which is expected to occur by September 1996, is subject to approval by the appropriate regulatory agencies.

A condensed balance sheet of KTVE is as follows (in thousands):

                                            MARCH 31, 1996
                                            --------------
Current assets..............................     $  893
Property and equipment......................      1,647
Other assets................................        557
                                                 ------
Total assets................................     $3,097
                                                 ------
                                                 ------
Current liabilities.........................     $  298
Other liabilities...........................        476
Stockholders' equity........................      2,323
                                                 ------
Total liabilities and stockholders' equity..     $3,097
                                                 ------
                                                 ------

                       GRAY COMMUNICATIONS SYSTEMS, INC.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

NOTE D--COMMITMENTS AND CONTINGENCIES (CONTINUED)

Condensed income statement data of KTVE is as follows (in thousands):

                                            THREE MONTHS ENDED MARCH 31,
                                            ----------------------------
                                            1995               1996
                                            ----              ------
Broadcasting revenues....................   $919             $1,066
Expenses.................................    931                970
                                            ----             ------
Operating income (loss)..................    (12)                96
Other income.............................      4                  3
                                            ----             ------
Income (loss) before income taxes........     (8)                99
                                            ----             ------
                                            ----             ------
Net income (loss) .......................   $ (5)            $   61
                                            ----             ------
                                            ----             ------

NOTE E--SUBSEQUENT EVENTS


On May 2, 1996, the Company filed two registration statements with the Securities and Exchange Commission for a public offering of $150.0 million principal amount of its senior subordinated notes due 2006 and 3.5 million shares of its Class B Common Stock. The Company intends to use the net proceeds from these offerings in part to fund the Phipps Acquisition and to repay indebtedness under the Senior Credit Facility. The remainder thereof will be used for working capital and general corporate purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS OF THE COMPANY


INTRODUCTION

The Company derives its revenues from its television broadcasting and publishing operations. As a result of the Augusta Acquisition, the proportion of the Company's revenues derived from television broadcasting has increased. As a result of the higher operating margins associated with the Company's television broadcasting operations, the profit contribution of these operations as a percentage of revenues has exceeded, and is expected to continue to exceed, the profit contribution of the Company's publishing operations. Set forth below, for the periods indicated, is certain information concerning the relative contributions of the Company's television broadcasting and publishing operations (dollars in thousands).




                                      THREE MONTHS ENDED MARCH 31,
                             -----------------------------------------------
                                     1995                      1996
                             ---------------------    ----------------------
                                        PERCENT OF                PERCENT OF
                              AMOUNT      TOTAL        AMOUNT       TOTAL
                             --------   ----------    ---------   ----------
TELEVISION BROADCASTING
Revenues                     $8,349.7      63.5%      $11,449.6      67.2%
Operating income (1)          2,067.4      77.4         3,127.4      88.6

PUBLISHING
Revenues                     $4,800.6      36.5%      $ 5,576.9      32.8%
Operating income (1)            603.9      22.6           401.3      11.4

(1) Excludes any allocation of corporate and administrative expenses.

TELEVISION BROADCASTING

Set forth below are the principal types of broadcasting revenues earned by the Company's television stations for the periods indicated and the percentage contribution of each to total Company revenues (dollars in thousands):

                                      THREE MONTHS ENDED MARCH 31,
                             -----------------------------------------------
                                     1995                      1996
                             ---------------------    ----------------------
                                        PERCENT OF                PERCENT OF
                                          TOTAL                     TOTAL
                                         COMPANY                   COMPANY
                              AMOUNT     REVENUES      AMOUNT      REVENUES
                             --------   ----------    ---------   ----------
NET REVENUES:
  Local                      $4,964.4     37.7%       $ 6,675.4      39.2%
  National                    2,470.0     18.9          3,089.3      18.1
  Network compensation          595.7      4.5            866.6       5.1
  Political                      25.4       .2            212.9       1.2
  Production and other          294.2      2.2            605.4       3.6
                             --------   ----------    ---------   ----------
                             $8,349.7     63.5%       $11,449.6      67.2%
                             --------   ----------    ---------   ----------
                             --------   ----------    ---------   ----------

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).

RESULTS OF OPERATIONS OF THE COMPANY (CONTINUED)

TELEVISION BROADCASTING (CONTINUED)

In the Company's broadcasting operations, broadcast advertising is sold for placement either preceding or following a television station's network programming and within local and syndicated programming. Broadcast advertising is sold in time increments and is priced primarily on the basis of a program's popularity among the specific audience an advertiser desires to reach, as measured by Nielsen. In addition, broadcast advertising rates are affected by the number of advertisers competing for the available time, the size and demographic makeup of the market served by the station and the availability of alternative advertising media in the market area. Broadcast advertising rates are the highest during the most desirable viewing hours, with corresponding reductions during other hours. The ratings of a local station affiliated with a major network can be affected by ratings of network programming.

Most broadcast advertising contracts are short-term, and generally run only for a few weeks. The Company estimates that approximately 57.6% of the gross revenues of the Company's television stations for the three months ended March 31, 1996 were generated from local advertising. Broadcast advertising revenues are generally higher during even numbered election years due to spending by political candidates.

The broadcasting operations' primary operating expenses are employee compensation, related benefits and programming costs. In addition, the broadcasting operations incur overhead expenses such as maintenance, supplies, insurance, rent and utilities. A large portion of the operating expenses of the broadcasting operations is fixed.

PUBLISHING

Set forth below are the principal types of publishing revenues earned by the Company's publishing operations for the periods indicated and the percentage contribution of each to total Company revenues (dollars in thousands):


                                      THREE MONTHS ENDED MARCH 31,
                             -----------------------------------------------
                                     1995                      1996
                             ---------------------    ----------------------
                                        PERCENT OF                PERCENT OF
                                          TOTAL                     TOTAL
                                         COMPANY                   COMPANY
                              AMOUNT     REVENUES      AMOUNT      REVENUES
                             --------   ----------    ---------   ----------
NET REVENUES:
  Retail advertising         $2,443.7      18.6%       $2,607.6      15.3%
  Classified                  1,175.4       8.9         1,482.2       8.7
  Circulation                   928.3       7.1         1,114.9       6.6
  Other                         253.2       1.9           372.2       2.2
                             --------   ----------    ---------   ----------
                             $4,800.6      36.5%       $5,576.9      32.8%
                             --------   ----------    ---------   ----------
                             --------   ----------    ---------   ----------

In the Company's publishing operations, advertising contracts are generally annual and primarily provide for a commitment as to the volume of advertising purchased by a customer. The publishing operations' advertising revenues are primarily generated from retail advertising.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).

RESULTS OF OPERATIONS OF THE COMPANY (CONTINUED)

PUBLISHING (CONTINUED)

The publishing operations' primary operating expenses are employee compensation, related benefits and newsprint costs. In addition, the publishing operations incur overhead expenses such as maintenance, supplies, insurance, rent and utilities. A large portion of the operating expenses of the publishing operations is fixed, although the Company has experienced significant variability in its newsprint costs.


MEDIA CASH FLOW

The following table sets forth certain operating data for both the broadcast and publishing operations for the three months ended March 31, 1995 and 1996 (dollars in thousands):



                                               THREE MONTHS ENDED MARCH 31,
                                                   1995         1996
                                               -----------------------------
Operating income                                 $1,991.1         $2,677.8
Add:
  Amortization of program license rights            401.8            646.8
  Depreciation and amortization                     878.7          1,395.3
  Corporate overhead                                493.0            775.6
  Non-cash compensation and contributions to the
  Company's 401(k) plan,
  paid in Class A Common Stock                      301.4            131.5
Less:
  Payments for program license liabilities         (481.3)          (661.6)
                                                 --------         --------
Media Cash Flow (1)                              $3,584.7         $4,965.4
                                                 --------         --------
                                                 --------         --------



(1) Of Media Cash Flow, $2.7 million and $4.2 million was attributable to the Company's broadcasting operations during the three months ended March 31, 1995 and 1996, respectively.

"Media Cash Flow" is defined as operating income from broadcast and publishing operations before income taxes and interest expense, plus depreciation and amortization (including amortization of program license rights), non-cash compensation and corporate overhead, less payments for program license liabilities. The Company has included Media Cash Flow data because such data are commonly used as a measure of performance for broadcast companies and are also used by investors to measure a company's ability to service debt. Media Cash Flow is not, and should not be used as, an indicator or alternative to operating income, net income or cash flow as reflected in the consolidated financial statements of the Company and is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1996 AND THE THREE MONTHS ENDED MARCH 31, 1995.

REVENUES. Total revenues for the quarter ended March 31, 1996, increased $3.9 million, or 29.5%, over the quarter ended March 31, 1995, from $13.1 million to $17.0 million. This increase was attributable to (i) the Augusta Acquisition, which occurred on January 4, 1996, and (ii) increases in publishing and broadcasting (excluding the Augusta Acquisition) revenues. The Augusta Acquisition accounted for $2.1 million or 53.6% of the revenue increase.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1996 AND THE THREE MONTHS ENDED MARCH 31, 1995 (CONTINUED).

Broadcast net revenues increased $3.1 million or 37.1% over the same period of the prior year, from $8.3 million to $11.4 million. Revenues generated by the Augusta Acquisition accounted for $2.1 million or 67.1% of the increase. On a pro forma basis, broadcast net revenues for WRDW-TV for the three months ended March 31, 1996 increased $125,000 or 6.4% over the same period of the prior year. Broadcast net revenues, excluding the Augusta Acquisition, increased $1.0 million or 12.2%, over the three months ended March 31, 1995. Approximately $627,000 and $117,000 of the $1.0 million increase in total broadcast net revenues, excluding the Augusta Acquisition, were due to higher local and political advertising spending, respectively. The Company's broadcast operations also experienced increased revenues of approximately $200,000 associated with a sports programming joint venture which covered the University of Kentucky's NCAA basketball championship.

Publishing revenues increased $776,000 or 16.2% over the three months ended March 31, 1995, from $4.8 million to $5.6 million. Advertising and circulation revenues comprised $471,000 and $187,000, respectively, of the revenue increase. The increase in advertising revenue was primarily the result of rate and linage increases in classified advertising. The increase in circulation revenue can be attributed primarily to price increases over the same period of the prior year and the conversion of the Gwinnett Daily Post to a five-day-a-week paper. Approximately $95,000 of the publishing revenue increase was the result of higher special events revenue.

OPERATING EXPENSES. Operating expenses for the three months ended March 31, 1996 increased $3.2 million or 28.6% over the same three month period ended March 31, 1995, from $11.2 million to $14.4 million, due to the Augusta Acquisition and increased expenses at the broadcasting and publishing operations.

Broadcasting expenses for the three months ended March 31, 1996, increased $1.7 million or 30.8% over the same period of the prior year, from $5.6 million to $7.3 million. This increase was primarily attributable to the Augusta Acquisition. On a pro forma basis, broadcast expenses for the Augusta Acquisition for the three months ended March 31, 1996 decreased $133,000 or 9.1% over the same period of 1995, from $1.4 million to $1.3 million. Broadcasting expenses, excluding the Augusta Acquisition, increased $391,000 or 7.0%, primarily as the result of higher payroll related costs.

Publishing expenses for the three months ended March 31, 1996, increased $846,000 or 21.4% over the same period of the prior year, from $4.0 million to $4.8 million. This increase resulted primarily from the conversion of the Gwinnett Daily Post to a five-day-a-week paper and the acquisition of advertising only publications in September 1995. Newsprint costs increased 27% while consumption was up 11%. Payroll related costs, promotional costs, product delivery costs and outside service costs were up over the same quarter of the prior year.

Corporate and administrative expenses for the three months ended March 31, 1996, increased $283,000 or 57.3% over the same period of the prior year, from $493,000 to $776,000. This increase was attributable primarily to the addition of several new officers.

Depreciation of property and equipment and amortization of intangible assets was $1.4 million for the three months ended March 31, 1996, compared to $879,000 for the same period of the prior year, an increase of $516,000 or 58.8%. This increase was primarily the result of higher depreciation and amortization costs related to the Augusta Acquisition and $3.3 million of capital expenditures made in 1995.

Non-cash compensation paid in Class A Common Stock resulting from the Company's employment agreements with its current President and its former chief executive officer decreased $176,000, or 74.6% for the three months ended March 31, 1996, from $236,000 to $60,000. This decrease results from the Company's award in 1995 of 150,000 shares of Class A Common Stock to the former chief executive officer, of which all of the expense was recognized in 1995 ($176,000 in the quarter ended March 31, 1995).

INTEREST EXPENSE. Interest expense increased $780,000 or 56.7%, from $1.4 million for the three months ended March 31, 1995 to $2.2 million for the three months ended March 31, 1996. This increase was attributable primarily to increased levels of debt resulting from the financing of the Augusta Acquisition.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).


LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital (deficiency) was $(222,000) and $3.1 million at December 31, 1995 and March 31, 1996, respectively. The Company's cash provided from operations was $1.5 million and $3.1 million for the three months ended March 31, 1995 and 1996, respectively.

The Company's cash used in investing activities was $2.4 million and $36.0 million for the three months ended March 31, 1995 and 1996, respectively. The increased usage of $33.6 million was due primarily to the Augusta Acquisition.

The Company was provided $582,000 and $34.4 million in cash by financing activities for the three months ended March 31, 1995 and 1996, respectively, due primarily to the funding of the Gwinnett Acquisition in 1995 and the Augusta Acquisition in 1996. Long-term debt was $88.4 million at March 31, 1996.

In the three months ended March 31, 1996, the Company made $814,000 in capital expenditures, relating primarily to broadcasting operations and paid $662,000 for program broadcast rights. The Company anticipates making $3.0 million in capital expenditures and $2.7 million in payments for program broadcast rights for the year 1996.

The Company has entered into a non-binding letter of intent to sell KTVE for approximately $9.5 million in cash plus the amount of the accounts receivable on the date of the closing, which is expected to occur by September 1996. The Company anticipates the taxes resulting from the sale of KTVE will aggregate approximately $2.8 million.

In connection with the Phipps Acquisition, the Company will be required to divest WALB and WJHG under current FCC regulations. However, these rules may be revised by the FCC upon conclusion of pending rule-making proceedings. In order to satisfy applicable FCC requirements, the Company, subject to FCC approval, intends to swap such assets for assets of one or more television stations of comparable value and with comparable broadcast cash flow in a transaction qualifying for deferred capital gains treatment under the "like-kind exchange" provision of Section 1033 of the Code. If the Company is unable to effect such a swap on satisfactory terms within the time period granted by the FCC under the waivers, the Company may transfer such assets to a trust with a view towards the trustee effecting a swap or sale of such assets. Any such trust arrangement would be subject to the approval of the FCC. It is anticipated that the Company would be required to relinquish operating control of such assets to a trustee while retaining the economic risks and benefits of ownership. If the Company or such trust is required to effect a sale of WALB, the Company would incur a significant gain and related tax liability, the payment of which could have a material adverse effect on the Company's ability to acquire comparable assets without incurring additional indebtedness.

Following the consummation of the sale of KTVE, the Phipps Acquisition, and the public offerings, the Company will be highly leveraged. The Company anticipates that its principal uses of cash will be working capital and debt service requirements, cash dividends, capital expenditures and expenditures related to additional acquisitions. The Company anticipates that its operating cash flow, together with borrowings available under the Senior Credit Facility, will be sufficient for such purposes.

The Company does not believe that inflation in past years has had a significant impact on the Company's results of operations nor is inflation expected to have a significant effect upon the Company's business in the near future.

PART II.  OTHER INFORMATION
          -----------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              11 - Statement re: Computation of Earnings Per Share 27 - Financial Data Schedule

         (b)  Reports on Form 8-K

              A report on Form 8-K was filed on January 18, 1996, reporting the purchase of WRDW from Television Station Partners, L.P. and WRDW Associates.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       GRAY COMMUNICATIONS SYSTEMS, INC.
                                                  (Registrant)



Date: MAY 15, 1996                     By: /s/ WILLIAM A. FIELDER, III
                                          ---------------------------------
                                          William A. Fielder, III,
                                          Vice President & CFO
                                          (Chief Financial Officer)



Date: MAY 15, 1996                     By: /s/ SABRA H. COWART
                                          ---------------------------------
                                           Sabra H. Cowart, Controller & CAO
                                           (Chief Accounting Officer)