Form 10-Q/A
period 1996-03-31
GRAY COMMUNICATIONS SYSTEMS INC /GA/
filed 1996-07-10
CIK 43196

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------


                                 FORM 10-Q/A-1

                                ---------------

/X/          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996.

                                       OR
/ /           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM            TO            .

COMMISSION FILE NUMBER 1-13796
                            ------------------------

                       GRAY COMMUNICATIONS SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

               GEORGIA                                  58-0285030
   (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                Identification Number)


                126 NORTH WASHINGTON ST., ALBANY, GEORGIA 31701
                    (Address of principal executive offices)
                                   (Zip code)


                                 (912) 888-9390
              (Registrant's telephone number, including area code)


                                 NOT APPLICABLE
                    (Former name, former address and former
                   fiscal year, if changed since last report)

                            ------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.


                       CLASS A COMMON STOCK, NO PAR VALUE


                       4,463,994 SHARES AS OF MAY 7, 1996


                   CLASS B COMMON STOCK, NO PAR VALUE - NONE


- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     INDEX
                       GRAY COMMUNICATIONS SYSTEMS, INC.

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements
           Condensed consolidated balance sheets (unaudited) -- December 31, 1995 and March
            31, 1996
           Condensed consolidated statements of income (unaudited) -- Three months ended
            March 31, 1995 and 1996
           Condensed consolidated statement of stockholders' equity (unaudited) -- Three months ended March 31, 1996
           Condensed consolidated statements of cash flows (unaudited) -- Three months ended
            March 31, 1995 and 1996
           Notes to condensed consolidated financial statements (unaudited) -- March 31,
            1996
Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
            Operations
PART II.   OTHER INFORMATION
Item 6.    Exhibits and Reports on Form 8-K
SIGNATURES

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                       GRAY COMMUNICATIONS SYSTEMS, INC.
               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)



                                                                     DECEMBER
                                                                        31,       MARCH 31,
CURRENT ASSETS                                                         1995         1996
                                                                    -----------  -----------
Cash and cash equivalents.........................................  $   559,991  $ 2,081,627
Trade accounts receivable, less allowance for doubtful accounts of
 $450,000 and $623,000, respectively..............................    9,560,274   10,145,128
Recoverable income taxes..........................................    1,347,007      957,246
Inventories.......................................................      553,032      231,964
Current portion of program broadcast rights.......................    1,153,058    1,326,825
Other current assets..............................................      263,600      651,407
                                                                    -----------  -----------
                                                                     13,436,962   15,394,197
Property and equipment............................................   37,618,893   40,505,148
  Less allowance for depreciation.................................  (20,601,819) (21,406,793)
                                                                    -----------  -----------
                                                                     17,017,074   19,098,355
Other assets
  Deferred acquisition costs (includes $910,000 and $1,050,000 to
   Bull Run Corporation at December 31, 1995 and March 31, 1996,
   respectively) (Note C).........................................    3,330,481    1,951,164
  Deferred loan costs (Note C)....................................    1,232,261    1,939,173
  Goodwill and other intangibles (Note C).........................   42,004,050   73,938,623
  Other...........................................................    1,219,650    1,195,139
                                                                    -----------  -----------
                                                                     47,786,442   79,024,099
                                                                    -----------  -----------
                                                                    $78,240,478  $113,516,651
                                                                    -----------  -----------
                                                                    -----------  -----------
CURRENT LIABILITIES
Trade accounts payable (includes $670,000 and $1,050,000 payable to Bull Run Corporation at December 31, 1995 and March 31, 1996,
 respectively)....................................................  $ 3,752,742  $ 3,372,917
Accrued expenses..................................................    5,839,007    6,226,119
Current portion of program broadcast obligations..................    1,205,784    1,222,983
Current portion of long-term debt.................................    2,861,672    1,516,325
                                                                    -----------  -----------
                                                                     13,659,205   12,338,344
Long-term debt (including a $10,000,000 8% Note to Bull Run
 Corporation at March 31, 1996)...................................   51,462,645   86,924,415
Non-current liabilities...........................................    4,133,030    4,535,319
Commitments and contingencies (Note D)
Stockholders' equity (Note B)
  Class A Common Stock, no par value; authorized 10,000,000
   shares; issued 5,082,756 and 5,126,012 shares, respectively....    6,795,976    7,262,594
  Retained earnings...............................................    8,827,906    9,094,263
                                                                    -----------  -----------
                                                                     15,623,882   16,356,857
  Treasury stock, 663,180 shares at cost..........................   (6,638,284)  (6,638,284)
                                                                    -----------  -----------
                                                                      8,985,598    9,718,573
                                                                    -----------  -----------
                                                                    $78,240,478  $113,516,651
                                                                    -----------  -----------
                                                                    -----------  -----------


           See notes to condensed consolidated financial statements.

                       GRAY COMMUNICATIONS SYSTEMS, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                                                         THREE MONTHS ENDED
                                                                                              MARCH 31
                                                                                   ------------------------------
                                                                                        1995            1996
                                                                                   --------------  --------------
OPERATING REVENUES
  Broadcasting (net of agency commissions).......................................  $    8,349,661  $   11,449,645
  Publishing.....................................................................       4,800,644       5,576,934
                                                                                   --------------  --------------
                                                                                       13,150,305      17,026,579
EXPENSES
  Broadcasting...................................................................       5,589,776       7,309,865
  Publishing.....................................................................       3,961,563       4,808,062
  Corporate and administrative...................................................         492,951         775,586
  Depreciation and amortization..................................................         878,749       1,395,254
  Non-cash compensation paid in Class A Common Stock (Note B)....................         236,158          60,000
                                                                                   --------------  --------------
                                                                                       11,159,197      14,348,767
                                                                                   --------------  --------------
                                                                                        1,991,108       2,677,812
Miscellaneous income.............................................................          43,313          63,514
                                                                                   --------------  --------------
                                                                                        2,034,421       2,741,326
Interest expense.................................................................       1,376,464       2,156,893
                                                                                   --------------  --------------
    INCOME BEFORE INCOME TAXES...................................................         657,957         584,433
Income tax expense...............................................................         254,000         229,000
                                                                                   --------------  --------------
      NET EARNINGS...............................................................  $      403,957  $      355,433
                                                                                   --------------  --------------
                                                                                   --------------  --------------
Average outstanding common shares................................................       4,307,595       4,606,773
                                                                                   --------------  --------------
                                                                                   --------------  --------------
      NET EARNINGS PER COMMON SHARE..............................................  $          .09  $          .08
                                                                                   --------------  --------------
                                                                                   --------------  --------------


           See notes to condensed consolidated financial statements.

                       GRAY COMMUNICATIONS SYSTEMS, INC.
      CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

                                               CLASS A
                                             COMMON STOCK               TREASURY STOCK
                                      --------------------------  --------------------------    RETAINED
                                        SHARES        AMOUNT        SHARES        AMOUNT        EARNINGS         TOTAL
                                      -----------  -------------  ----------  --------------  -------------  -------------
Balance at December 31, 1995........    5,082,756  $   6,795,976    (663,180) $   (6,638,284) $   8,827,906  $   8,985,598
Net income for the three months
 ended March 31, 1996...............            0              0           0               0        355,433        355,433
Cash dividends ($.02 per share).....            0              0           0               0        (89,076)       (89,076)
Issuance of Class A Common Stock:
  401(k) Plan.......................        4,256         78,369           0               0              0         78,369
  Directors stock plan..............       22,500        228,749           0               0              0        228,749
  Non-qualified stock plan..........       16,500        159,500           0               0              0        159,500
                                      -----------  -------------  ----------  --------------  -------------  -------------
Balance at March 31, 1996...........    5,126,012  $   7,262,594    (663,180) $   (6,638,284) $   9,094,263  $   9,718,573
                                      -----------  -------------  ----------  --------------  -------------  -------------
                                      -----------  -------------  ----------  --------------  -------------  -------------

           See notes to condensed consolidated financial statements.

                       GRAY COMMUNICATIONS SYSTEMS, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                         THREE MONTHS ENDED
                                                                                              MARCH 31
                                                                                   -------------------------------
                                                                                        1995            1996
                                                                                   --------------  ---------------
OPERATING ACTIVITIES
  Net income.....................................................................  $      403,957  $       355,433
  Items which did not use (provide) cash:
    Depreciation.................................................................         584,988          848,427
    Amortization of intangible assets............................................         293,761          546,827
    Amortization of program broadcast rights.....................................         401,838          646,820
    Payments for program broadcast rights........................................        (481,311)        (661,603)
    Compensation paid in Class A Common Stock....................................         236,158           60,000
    Supplemental employee benefits...............................................         (76,643)        (135,755)
    Class A Common Stock contributed to 401(k) Plan..............................          70,417           78,369
    Deferred income taxes........................................................          91,000          343,850
    (Gain) loss on disposal of assets............................................            (725)         (20,406)
    Changes in operating assets and liabilities:
      Receivables, inventories, and other current assets.........................         687,323        1,578,389
      Accounts payable and other current liabilities.............................        (690,692)        (521,496)
                                                                                   --------------  ---------------
        NET CASH PROVIDED BY OPERATING ACTIVITIES................................       1,520,071        3,118,855
INVESTING ACTIVITIES
  Acquisition of newspaper business..............................................      (1,232,509)               0
  Acquisition of television business.............................................               0      (34,300,713)
  Purchases of property and equipment............................................        (973,437)        (813,588)
  Deferred acquisition costs.....................................................               0         (931,623)
  Proceeds from asset sales......................................................           1,293          113,297
  Other..........................................................................        (164,563)         (80,188)
                                                                                   --------------  ---------------
        NET CASH USED IN INVESTING ACTIVITIES....................................      (2,369,216)     (36,012,815)
FINANCING ACTIVITIES
  Dividends paid.................................................................         (84,496)         (89,076)
  Class A Common Stock transactions..............................................               0          388,249
  Proceeds from borrowings of long-term debt.....................................         700,000       36,725,000
  Payments on long-term debt.....................................................         (33,652)      (2,608,577)
                                                                                   --------------  ---------------
        NET CASH PROVIDED BY FINANCING ACTIVITIES................................         581,852       34,415,596
                                                                                   --------------  ---------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.................................        (267,293)       1,521,636
Cash and cash equivalents at beginning of period.................................         558,520          559,991
                                                                                   --------------  ---------------
        CASH AND CASH EQUIVALENTS AT END OF PERIOD...............................  $      291,227  $     2,081,627
                                                                                   --------------  ---------------
                                                                                   --------------  ---------------


           See notes to condensed consolidated financial statements.

                       GRAY COMMUNICATIONS SYSTEMS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE A -- BASIS OF PRESENTATION


    The accompanying unaudited consolidated financial statements of Gray Communications Systems, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.



    Certain  amounts  in  the  accompanying  unaudited  consolidated   financial
statements have been reclassified to conform to the 1996 format.



NOTE B -- EMPLOYMENT AGREEMENTS



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



NOTE C -- BUSINESS ACQUISITIONS



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



    PENDING ACQUISITIONS



    In December 1995, as amended in March 1996, the Company entered into an asset purchase agreement to acquire (the "Phipps Acquisition") two CBS-affiliated stations, WCTV-TV ("WCTV") serving Tallahassee, Florida/Thomasville, Georgia and WKXT-TV ("WKXT") in Knoxville, Tennessee, a satellite broadcasting business and a paging business (collectively, the "Phipps Business"). The purchase price is estimated at approximately $185.0 million. The Company's Board of Directors has agreed to pay Bull Run Corporation ("Bull Run"), a principal stockholder of the Company, a finder's fee equal to 1% of the proposed purchase price for services performed, of which $1.05 million was due and included in accounts payable at March 31, 1996.



    The consummation of the Phipps Acquisition, which is expected to occur by September 1996, is subject to approval by the appropriate regulatory agencies. In connection with the Phipps Acquisition, the Company is seeking approval from the Federal Communications Commission ("FCC") of the assignment of the television broadcast licenses for WCTV and WKXT. Current FCC regulations will require the Company to divest itself of WALB-TV ("WALB") in Albany, Georgia and WJHG-TV ("WJHG") in Panama City, Florida due to common ownership restrictions on stations with overlapping signals. In order to satisfy applicable FCC requirements, the Company, subject to FCC approval, intends to swap such assets for assets of one or more television stations of comparable value and with

                       GRAY COMMUNICATIONS SYSTEMS, INC.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)


NOTE C -- BUSINESS ACQUISITIONS (CONTINUED)


comparable broadcast cash flow in a transaction qualifying for deferred capital gains treatment under the "like-kind exchange" provision of Section 1033 of the Internal Revenue Code of 1986, as amended (the "Code"). If the Company is unable to effect such a swap on satisfactory terms within the time period granted by the FCC, the Company may transfer such assets to a trust with a view towards the trustee effecting a swap or sale of such assets. Any such trust arrangement would be subject to the approval of the FCC.



    Condensed balance sheets of WALB and WJHG are as follows (in thousands):



                                                                              MARCH 31, 1996
                                                                           --------------------
                                                                             WALB       WJHG
                                                                           ---------  ---------
Current assets...........................................................  $   1,667  $     855
Property and equipment...................................................      1,769      1,078
Other assets.............................................................         76          3
                                                                           ---------  ---------
Total assets.............................................................  $   3,512  $   1,936
                                                                           ---------  ---------
                                                                           ---------  ---------
Current liabilities......................................................  $   1,127  $     428
Other liabilities........................................................        228          0
Stockholders' equity.....................................................      2,157      1,508
                                                                           ---------  ---------
Total liabilities and stockholders' equity...............................  $   3,512  $   1,936
                                                                           ---------  ---------
                                                                           ---------  ---------



    Condensed income statement data of WALB and WJHG are as follows (in thousands):



                                                                 WALB                  WJHG
                                                             THREE MONTHS          THREE MONTHS
                                                           ENDED MARCH 31,       ENDED MARCH 31,
                                                         --------------------  --------------------
                                                           1995       1996       1995       1996
                                                         ---------  ---------  ---------  ---------
Broadcasting revenues..................................  $   2,182  $   2,340  $     851  $   1,099
Expenses...............................................      1,190      1,242        802        949
                                                         ---------  ---------  ---------  ---------
Operating income.......................................        992      1,098         49        150
Other income...........................................          4          9         15         16
                                                         ---------  ---------  ---------  ---------
Income before income taxes.............................        996      1,107         64        166
                                                         ---------  ---------  ---------  ---------
                                                         ---------  ---------  ---------  ---------
Net income.............................................  $     618  $     686  $      40  $     103
                                                         ---------  ---------  ---------  ---------
                                                         ---------  ---------  ---------  ---------



    The Phipps Acquisition will be funded with a portion of the anticipated net proceeds of proposed public offerings by the Company of $150.0 million principal amount of the Company's senior subordinated notes and 3.5 million shares of the Company's Class B Common Stock, the sale of 1,000 shares of the Company's Series B Preferred Stock ($10.0 million) and warrants to Bull Run and the sale of KTVE Inc., the Company's broadcast station in Monroe, Louisiana/El Dorado, Arkansas. Additionally, the Company plans to retire its existing bank credit facility and other senior indebtedness (See Notes D and E) and enter into a new bank credit facility.



    In connection with the Phipps Acquisition, a bank has provided a $10.0 million stand-by letter of credit to the seller of the Phipps Business on behalf of the Company. The letter of credit will be payable under certain conditions if the Phipps Acquisition is not completed. In connection with the issuance of the letter of credit, a stockholder of the Company has executed a put agreement which the bank can exercise if the Company defaults on repayment of any amounts that might be paid in accordance with the terms of the letter of credit.

                       GRAY COMMUNICATIONS SYSTEMS, INC.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)


NOTE C -- BUSINESS ACQUISITIONS (CONTINUED)


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



    This pro forma unaudited statement of income does not purport to represent the Company's actual results of operations had the Augusta Acquisition occurred on January 1, 1995, and should not serve as a forecast of the Company's operating results for any future periods. The pro forma adjustments are based solely upon certain assumptions that management believes are reasonable under the circumstances at this time. Subsequent adjustments are expected upon final determination of the allocation of the purchase price. An unaudited pro form statement of income for the three months ended March 31, 1995 is as follows (in thousands, except per share data):



Operating revenues................................................  $  15,106
Operating expenses................................................     12,906
                                                                    ---------
                                                                        2,200
Miscellaneous income (expense), net...............................         45
Interest expense..................................................      2,197
                                                                    ---------
Pro forma income before income taxes..............................         48
Income tax expense................................................         21
                                                                    ---------
Pro forma net income..............................................  $      27
                                                                    ---------
                                                                    ---------
Pro forma average shares outstanding..............................      4,308
                                                                    ---------
                                                                    ---------
Pro forma earnings per share......................................  $     .01
                                                                    ---------
                                                                    ---------

                       GRAY COMMUNICATIONS SYSTEMS, INC.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)


NOTE C -- BUSINESS ACQUISITIONS (CONTINUED)


    1995 ACQUISITION



    On January 6, 1995, the Company purchased substantially all of the assets of the GWINNET POST-TRIBUNE and assumed certain liabilities (the "Gwinnett Acquisition"). The assets consist of office equipment and publishing operations located in Lawrenceville, Georgia. The purchase price of $3.7 million, including assumed liabilities of approximately $370,000, was paid by approximately $1.2 million in cash (financed through long-term borrowings and cash from operations), the issuance of 44,117 shares of Class A Common Stock (having fair value of $500,000), and $1.5 million payable to the sellers pursuant to non-compete agreements. The excess of the purchase price over the fair value of net tangible assets acquired was approximately $3.4 million. In connection with the Gwinnett Acquisition the Company's Board of Directors approved the payment of a $75,000 finders fee to Bull Run.



NOTE D -- COMMITMENTS AND CONTINGENCIES



    The Company entered into an interest rate swap agreement on June 2, 1995, to effectively convert a portion of its floating rate debt to a fixed rate basis. The interest rate swap is effective for five years. Approximately $25.0 million of the Company's outstanding long-term debt was subject to this interest rate swap agreement at March 31, 1996. The effective rate of the Senior Credit Facility and interest rate swap at March 31, 1996, was approximately 8.96% and 9.61%, respectively. The unrealized gain for the interest rate swap was approximately $109,000 at March 31, 1996, based upon comparison to treasury bond yields for bonds with similar maturity dates as the interest rate swap.



    The Company has entered into an agreement to sell KTVE Inc., the Company's NBC-affiliated station serving Monroe, Louisiana/El Dorado, Arkansas, for approximately $9.5 million in cash plus the amount of the accounts receivable on the date of closing (estimated to be approximately $750,000) to the extent collected by the buyer, to be paid to the Company 150 days following the date of closing. The sale agreement regarding KTVE includes a number of closing conditions, including final FCC approval, and there can be no assurance that such closing conditions can be satisfied or waived. The closing of the KTVE sale is expected to occur by September 1996.



    A condensed balance sheet of KTVE is as follows (in thousands):



                                                                                      MARCH 31,
                                                                                        1996
                                                                                     -----------
Current assets.....................................................................   $     893
Property and equipment.............................................................       1,647
Other assets.......................................................................         557
                                                                                     -----------
Total assets.......................................................................   $   3,097
                                                                                     -----------
                                                                                     -----------
Current liabilities................................................................   $     298
Other liabilities..................................................................         476
Stockholders' equity...............................................................       2,323
                                                                                     -----------
Total liabilities and stockholders' equity.........................................   $   3,097
                                                                                     -----------
                                                                                     -----------

                       GRAY COMMUNICATIONS SYSTEMS, INC.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)


NOTE D -- COMMITMENTS AND CONTINGENCIES (CONTINUED)


    Condensed statement of operations data of KTVE is as follows (in thousands):



                                                                               THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                              --------------------
                                                                                1995       1996
                                                                              ---------  ---------
Broadcasting revenues.......................................................  $     919  $   1,066
Expenses....................................................................        931        970
                                                                              ---------  ---------
Operating income (loss).....................................................        (12)        96
Other income................................................................          4          3
                                                                              ---------  ---------
Income (loss) before income taxes...........................................         (8)        99
                                                                              ---------  ---------
                                                                              ---------  ---------
Net income (loss)...........................................................  $      (5) $      59
                                                                              ---------  ---------
                                                                              ---------  ---------



NOTE E -- SUBSEQUENT EVENTS



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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS OF THE COMPANY

    INTRODUCTION


    The Company derives its revenues from its television broadcasting and publishing operations. As a result of the Augusta Acquisition and the acquisition of WKYT-TV and WYMT-TV in September 1994, the proportion of the Company's revenues derived from television broadcasting has increased and will continue to increase as a result of the Phipps Acquisition, which is expected to occur by September 1996. As a result of the higher operating margins associated with the Company's television broadcasting operations, the profit contribution of these operations as a percentage of revenues has exceeded, and is expected to continue to exceed, the profit contribution of the Company's publishing operations. Set forth below, for the periods indicated, is certain information concerning the relative contributions of the Company's television broadcasting and publishing operations.



                                                                              THREE MONTHS ENDED MARCH 31,
                                                                  -----------------------------------------------------
                                                                            1995                        1996
                                                                  -------------------------  --------------------------
                                                                               PERCENT OF                  PERCENT OF
                                                                    AMOUNT        TOTAL        AMOUNT         TOTAL
                                                                  ----------  -------------  -----------  -------------
                                                                                 (DOLLARS IN THOUSANDS)
TELEVISION BROADCASTING
  Revenues......................................................  $  8,349.7        63.5%    $  11,449.6        67.2%
  Operating income (1)..........................................     2,067.4        77.4         3,127.4        88.6
PUBLISHING
  Revenues......................................................  $  4,800.6        36.5%    $   5,576.9        32.8%
  Operating income (1)..........................................       603.9        22.6           401.3        11.4


- ------------------------
(1) Excludes any allocation of corporate and administrative expenses.

    TELEVISION BROADCASTING


    Set forth below are the principal types of broadcasting revenues earned by the Company's television stations for the periods indicated and the percentage contribution of each to total Company revenues:



                                                                              THREE MONTHS ENDED MARCH 31,
                                                                  -----------------------------------------------------
                                                                            1995                        1996
                                                                  -------------------------  --------------------------
                                                                               PERCENT OF                  PERCENT OF
                                                                                  TOTAL                       TOTAL
                                                                                 COMPANY                     COMPANY
                                                                    AMOUNT      REVENUES       AMOUNT       REVENUES
                                                                  ----------  -------------  -----------  -------------
                                                                                 (DOLLARS IN THOUSANDS)
NET REVENUES:
  Local.........................................................  $  4,964.4        37.7%    $   6,675.4        39.2%
  National......................................................     2,470.0        18.9         3,089.3        18.1
  Network compensation..........................................       595.7         4.5           866.6         5.1
  Political.....................................................        25.4         0.2           212.9         1.2
  Production and other..........................................       294.2         2.2           605.4         3.6
                                                                  ----------         ---     -----------         ---
                                                                  $  8,349.7        63.5%    $  11,449.6        67.2%
                                                                  ----------         ---     -----------         ---
                                                                  ----------         ---     -----------         ---


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


    Most broadcast advertising contracts are short-term, and generally run only for a few weeks. The Company estimates that approximately 57.6% of the gross revenues of the Company's television stations for the three months ended March 31, 1996 were generated from local advertising which is sold by a station's sales staff directly to local accounts, and the remainder represents national advertising, which is sold by a station's national advertising representative. The stations generally pay commissions to advertising agencies on local, regional and national advertising and the stations also pay commissions to the national sales representative on national advertising.



    Broadcast advertising revenues are generally highest in the second and fourth quarters of each year, due in part to increases in retail advertising in the spring and in the period leading up to and including the holiday season. In addition, broadcast advertising revenues are generally higher during even numbered election years due to spending by political candidates, which spending typically is heaviest during the fourth quarter.


    The broadcasting operations' primary operating expenses are employee compensation, related benefits and programming costs. In addition, the broadcasting operations incur overhead expenses such as maintenance, supplies, insurance, rent and utilities. A large portion of the operating expenses of the broadcasting operations is fixed.

    PUBLISHING


    Set forth below are the principal types of publishing revenues earned by the Company's publishing operations for the periods indicated and the percentage contribution of each to total Company revenues:



                                                                                THREE MONTHS ENDED MARCH 31,
                                                                    ----------------------------------------------------
                                                                              1995                       1996
                                                                    -------------------------  -------------------------
                                                                                 PERCENT OF                 PERCENT OF
                                                                                    TOTAL                      TOTAL
                                                                                   COMPANY                    COMPANY
                                                                      AMOUNT      REVENUES       AMOUNT      REVENUES
                                                                    ----------  -------------  ----------  -------------
                                                                                   (DOLLARS IN THOUSANDS)
NET REVENUES:
  Retail advertising..............................................  $  2,443.7        18.6%    $  2,607.6        15.3%
  Classified......................................................     1,175.4         8.9        1,482.2         8.7
  Circulation.....................................................       928.3         7.1        1,114.9         6.6
  Other...........................................................       253.2         1.9          372.2         2.2
                                                                    ----------         ---     ----------         ---
                                                                    $  4,800.6        36.5%    $  5,576.9        32.8%
                                                                    ----------         ---     ----------         ---
                                                                    ----------         ---     ----------         ---



    In the Company's publishing operations, advertising contracts are generally annual and primarily provide for a commitment as to the volume of advertising purchased by a customer. The publishing operations' advertising revenues are
primarily  generated  from   retail  advertising.  As   with  the   broadcasting
operations, the publishing operations' revenues are generally highest in the second and fourth quarters of each year.



    The publishing operations' primary operating expenses are employee compensation, related benefits and newsprint costs. In addition, the publishing operations incur overhead expenses such as maintenance, supplies, insurance, rent and utilities. A large portion of the operating expenses of the publishing operations is fixed, although the Company has experienced significant variability in its newsprint costs in recent years.

    MEDIA CASH FLOW


    The following table sets forth certain operating data for both the broadcast and publishing operations for the three months ended March 31, 1995 and 1996:



                                                                                             THREE MONTHS ENDED
                                                                                                 MARCH 31,
                                                                                           ----------------------
                                                                                              1995        1996
                                                                                           ----------  ----------
                                                                                           (DOLLARS IN THOUSANDS)
Operating income.........................................................................  $  1,991.1  $  2,677.8
Add:
  Amortization of program license rights.................................................       401.8       646.8
  Depreciation and amortization..........................................................       878.7     1,395.3
  Corporate overhead.....................................................................       493.0       775.6
  Non-cash compensation and contributions to the Company's 401(k) plan, paid in Class A
   Common Stock..........................................................................       301.4       131.5
Less:
  Payments for program license liabilities...............................................      (481.3)     (661.6)
                                                                                           ----------  ----------
Media Cash Flow (1)......................................................................  $  3,584.7  $  4,965.4
                                                                                           ----------  ----------
                                                                                           ----------  ----------


- ------------------------
(1) Of Media Cash Flow, $2.7 million and $4.2 million was attributable to the Company's broadcasting operations during the three months ended March 31, 1995 and 1996, respectively.

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


THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO THREE MONTHS ENDED MARCH 31, 1995



    REVENUES. Total revenues for the three months ended March 31, 1996 increased $3.9 million, or 29.5%, over the three months ended March 31, 1995, from $13.1 million to $17.0 million. This increase was attributable to (i) the Augusta Acquisition, which occurred on January 4, 1996 and (ii) increases in publishing and broadcasting (excluding the Augusta Acquisition) revenues. The Augusta Acquisition accounted for $2.1 million, or 53.6%, of the revenue increase.



    Broadcast net revenues increased $3.1 million, or 37.1%, over the same period of the prior year, from $8.3 million to $11.4 million. Revenues generated by the Augusta Acquisition accounted for $2.1 million, or 67.1%, of the increase. On a pro forma basis, broadcast net revenues for WRDW for the three months ended March 31, 1996 increased $125,000, or 6.4%, over the same period of the prior year. Broadcast net revenues, excluding the Augusta Acquisition, increased $1.0 million, or 12.2%, over the three months ended March 31, 1995. Approximately $627,000 and $117,000 of the $1.0 million increase in total broadcast net revenues, excluding the Augusta Acquisition, were due to higher local and political advertising spending, respectively. The Company's broadcast operations also experienced increased revenues of approximately $200,000 associated with a sports programming joint venture which covered the University of Kentucky's NCAA basketball championship.



    Publishing revenues increased $776,000, or 16.2%, over the three months ended March 31, 1995, from $4.8 million to $5.6 million. Advertising and circulation revenues comprised $471,000 and $187,000, respectively, of the revenue increase. The increase in advertising revenue was primarily the result of rate and linage increases in classified advertising. The increase in circulation revenue can be attributed primarily to price increases over the same period of the prior year and the conversion of the GWINNETT DAILY POST to a five-day-a-week paper. Approximately $95,000 of the publishing revenue increase was the result of higher special events revenue.



    OPERATING EXPENSES. Operating expenses for the three months ended March 31, 1996 increased $3.2 million, or 28.6%, over the three months ended March 31, 1995, from $11.2 million to $14.4 million, due to the Augusta Acquisition and increased expenses at the broadcasting and publishing operations.



    Broadcasting expenses for the three months ended March 31, 1996 increased $1.7 million, or 30.8%, over the same period of the prior year, from $5.6 million to $7.3 million. This increase was primarily attributable to the Augusta Acquisition. On a pro forma basis, broadcast expenses for the Augusta Acquisition for the three months ended March 31, 1996 decreased $133,000, or 9.1%, over the same period of 1995, from $1.4 million to $1.3 million. Broadcasting expenses, excluding the Augusta Acquisition, increased $391,000, or 7.0%, primarily as a result of higher payroll related costs.



    Publishing expenses for the three months ended March 31, 1996 increased $846,000, or 21.4%, over the same period of the prior year, from $4.0 million to $4.8 million. This increase resulted primarily from the conversion of the GWINNETT DAILY POST to a five-day-a-week paper and the acquisition of shoppers in September 1995. Newsprint costs increased 27% while consumption of newsprint increased 11%. Payroll related costs, promotional costs, product delivery costs and outside service costs increased over the same quarter of the prior year.



    Corporate and administrative expenses for the three months ended March 31, 1996 increased $283,000, or 57.3%, over the same period of the prior year, from $493,000 to $776,000. This increase was attributable primarily to the addition of several new officers.



    Depreciation of property and equipment and amorization of intangible assets was $1.4 million for the three months ended March 31, 1996 compared to $879,000 for the same period of the prior year, an increase of $516,000, or 58.8%. This increase was primarily the result of higher depreciation and amorization costs related to the Augusta Acquisition and $3.3 million of capital expenditures made in 1995.



    Non-cash compensation paid in Class A Common Stock resulting from the Company's employment agreements with its current President and its former chief executive officer decreased $176,000, or 74.6%, for the three months ended March 31, 1996, from $236,000 to $60,000. This decrease resulted from the Company's award in 1995 of 150,000 shares of Class A Common Stock to its former chief executive officer, the expense for such award was recognized in 1995 (including $176,000 recognized in the quarter ended March 31, 1995).



    INTEREST EXPENSE. Interest expense increased $780,000, or 56.7%, from $1.4 million for the three months ended March 31, 1995 to $2.2 million for the three months ended March 31, 1996. This increase was attributable primarily to
increased   levels  of  debt  resulting  from   the  financing  of  the  Augusta
Acquisition.



    NET INCOME. Net income for the Company was $355,000 for the three months ended March 31, 1996, compared with $404,000 for the same period in 1995, a decrease of $49,000.


LIQUIDITY AND CAPITAL RESOURCES


    The Company's working capital (deficiency) was $(221,000) and $3.1 million at December 31, 1995 and March 31, 1996, respectively. The Company's cash provided from operations was $1.5 million and $3.1 million for the three months ended March 31, 1995 and 1996, respectively.


    The Company's cash used in investing activities was $2.4 million and $36.0 million for the three months ended March 31, 1995 and 1996, respectively. The increased usage of $33.6 million was due primarily to the Augusta Acquisition.

    The Company was provided $582,000 and $34.4 million in cash by financing activities for the three months ended March 31, 1995 and 1996, respectively, due primarily to the funding of the Gwinnett Acquisition in 1995 and the Augusta Acquisition in 1996. Long-term debt was $88.4 million and the balance of the Senior Credit Facility was $52.6 million, at March 31, 1996. The effective interest rate of the Senior Credit Facility was 8.96% on March 31, 1996. Principal maturities of long-term debt were $1.5 million at March 31, 1996. The Company anticipates that its operating cash flows, together with borrowings available under the Senior Credit Facility will be sufficient to provide for such payments.



    In the three months ended March 31, 1996, the Company made $814,000 in capital expenditures relating primarily to broadcasting operations. The Company anticipates making $3.0 million in capital expenditures for the year ending December 31, 1996. The Company believes that cash flows from operations will be sufficient to fund such expenditures, which will be adequate for the Company's normal replacement requirements.



    The Company regularly enters into program contracts for the right to broadcast television programs produced by others and program commitments for the right to broadcast programs in the future. Such programming commitments are generally made to replace expiring or canceled program rights. Payments under such contracts are made in cash or the concession of advertising spots for the program provider to resell, or a combination of both. During the three months ended March 31, 1996 the Company paid $662,000 for such program broadcast rights.


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

                                    PART II.
                               OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    11 -- Statement re: Computation of Earnings Per Share

    27 -- Financial Data Schedule

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

                                            GRAY COMMUNICATIONS SYSTEMS, INC.
                                                       (Registrant)


Date: July 10, 1996                 By:         /s/ WILLIAM A. FIELDER, III
                                  ------------------------------------------
                                   William A. Fielder, III, Vice President &
                                            Chief Financial Officer
                                           (Chief Financial Officer)

Date: July 10, 1996                   By:            /s/ SABRA H. COWART
                                  ------------------------------------------
                                         Sabra H. Cowart, Controller &
                                           Chief Accounting Officer
                                          (Chief Accounting Officer)

                                                                      EXHIBIT 11

STATEMENT RE: COMPUTATION OF EARNINGS PER SHARE

                                                                                           THREE MONTHS ENDED
                                                                                                MARCH 31
                                                                                      ----------------------------
                                                                                          1995           1996
                                                                                      -------------  -------------
Primary:
Weighted average shares outstanding.................................................      4,221,705      4,443,617
Common Stock Equivalents -- based on the treasury stock method using average market
 price..............................................................................         85,890        163,156
                                                                                      -------------  -------------
Totals..............................................................................      4,307,595      4,606,773
                                                                                      -------------  -------------
                                                                                      -------------  -------------
Net income..........................................................................  $     403,957  $     355,433
                                                                                      -------------  -------------
                                                                                      -------------  -------------
Per share amount....................................................................  $         .09  $         .08
                                                                                      -------------  -------------
                                                                                      -------------  -------------
Fully diluted:
Weighted average shares outstanding.................................................      4,221,705      4,443,617
Common Stock Equivalents -- based on the treasury stock method using quarter-end
 market price which is greater than average market price............................        127,968        193,380
                                                                                      -------------  -------------
Totals..............................................................................      4,349,673      4,636,997
                                                                                      -------------  -------------
                                                                                      -------------  -------------
Net income..........................................................................  $     403,957  $     355,433
                                                                                      -------------  -------------
                                                                                      -------------  -------------
Per share amount....................................................................  $         .09  $         .08
                                                                                      -------------  -------------
                                                                                      -------------  -------------