Form 10-K/A
period 1995-12-31
GRAY COMMUNICATIONS SYSTEMS INC /GA/
filed 1996-07-11
CIK 43196

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                 FORM 10-K/A-1

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________.

COMMISSION FILE NUMBER 1-13796
                            ------------------------

                       GRAY COMMUNICATIONS SYSTEMS, INC.
             (Exact name of Registrant as specified in its charter)

          GEORGIA                   58-0285030
(State or other jurisdiction     (I.R.S. Employer
    of incorporation or        Identification No.)
       organization)

   126 N. WASHINGTON ST.              31701
         ALBANY, GA                 (Zip code)
   (Address of principal
     executive offices)

       Registrant's telephone number, including area code: (912) 888-9390

                            ------------------------

          Securities registered pursuant to Section 12(b) of the Act:

             Title of each class                 Name of each exchange on which registered
- ---------------------------------------------  ---------------------------------------------
     CLASS A COMMON STOCK (NO PAR VALUE)                  NEW YORK STOCK EXCHANGE

       SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:  NONE

                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 8, 1996: CLASS A COMMON STOCK; NO PAR VALUE - $39,391,000

The number of shares outstanding of the registrant's classes of common stock as of March 8, 1996: CLASS A COMMON STOCK; NO PAR VALUE - 4,453,429, CLASS B COMMON STOCK; NO PAR VALUE - 0

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

ITEM 1. BUSINESS

    AS USED HEREIN, UNLESS THE CONTEXT OTHERWISE REQUIRES, THE "COMPANY" MEANS GRAY COMMUNICATIONS SYSTEMS, INC. AND ITS SUBSIDIARIES. THE COMPANY HAS NOT YET CONSUMMATED THE PHIPPS ACQUISITION OR THE KTVE SALE (EACH AS DEFINED) AND THERE CAN BE NO ASSURANCE THAT THE PHIPPS ACQUISITION OR THE KTVE SALE WILL BE CONSUMMATED. HOWEVER, EXCEPT WITH RESPECT TO HISTORICAL FINANCIAL STATEMENTS AND UNLESS THE CONTEXT INDICATES OTHERWISE, THE PHIPPS BUSINESS (AS DEFINED) IS INCLUDED IN, AND KTVE (AS DEFINED) IS EXCLUDED FROM, THE DESCRIPTION OF THE COMPANY. UNLESS OTHERWISE INDICATED, THE INFORMATION HEREIN HAS BEEN ADJUSTED TO GIVE EFFECT TO A 3-FOR-2 SPLIT OF THE COMPANY'S CLASS A COMMON STOCK, NO PAR VALUE (THE "CLASS A COMMON STOCK"), EFFECTED IN THE FORM OF A STOCK DIVIDEND DECLARED ON OCTOBER 2, 1995. UNLESS OTHERWISE INDICATED, ALL STATION RANK, IN-MARKET SHARE AND TELEVISION HOUSEHOLD DATA IN THIS PROSPECTUS ARE DERIVED FROM THE NIELSEN STATION INDEX, VIEWERS IN PROFILE, DATED NOVEMBER 1995, AS PREPARED BY A.C. NIELSEN COMPANY ("NIELSEN").

GENERAL

    The Company owns and operates seven network-affiliated television stations in medium-size markets in the southeastern United States, six of which are ranked number one in their respective markets. Five of the stations are affiliated with the CBS Television Network, a division of CBS, Inc. ("CBS") and two are affiliated with the NBC Television Network, a division of the National Broadcasting Company, Incorporated ("NBC"). In connection with the Phipps
Acquisition (described below), the Company will be required under current regulations of the Federal Communications Commission (the "FCC") to divest its NBC affiliates in Albany, Georgia and Panama City, Florida. For a discussion of the Company's plans regarding such divestiture, see "-- Divestiture Requirements" and "-- The Phipps Acquisition, the KTVE Sale and the Financing." The Company also owns and operates three daily newspapers, two weekly, advertising only publications ("shoppers"), and a paging business, all located in the Southeast. The Company derives significant operating advantages and cost saving synergies through the size of its television station group and the regional focus of its television and publishing operations. These advantages and synergies include (i) sharing television production facilities, equipment and regionally oriented programming, (ii) the ability to purchase television programming for the group as a whole, (iii) negotiating network affiliation agreements on a group basis and (iv) purchasing newsprint and other supplies in bulk. In addition, the Company believes that its regional focus can provide advertisers with an efficient network through which to advertise in the fast-growing Southeast.

    In 1993, after the acquisition of a large block of Class A Common Stock by a new investor, the Company implemented a strategy to foster growth through strategic acquisitions. Since 1994, the Company's significant acquisitions have included three television stations and two newspapers, all located in the Southeast. As a result of the Company's acquisitions and in support of its growth strategy, the Company has added certain key members of management and has greatly expanded its operations in the television broadcasting and newspaper publishing businesses.

    In January 1996, the Company acquired (the "Augusta Acquisition") WRDW-TV ("WRDW"), a CBS affiliate serving Augusta, Georgia (the "Augusta Business"). In December 1995, the Company entered into an asset purchase agreement to acquire (the "Phipps Acquisition") two CBS-affiliated stations, WCTV-TV ("WCTV") serving Tallahassee, Florida/Thomasville, Georgia and WKXT-TV ("WKXT") in Knoxville, Tennessee, a satellite broadcasting business and a paging business (collectively, the "Phipps Business"). The Company believes that the Phipps Acquisition will further enhance the Company's position as a major regional television broadcaster and is highly attractive for a number of reasons, including (i) the stations' strategic fit in the Southeast, (ii) WCTV's leading station market position and WKXT's significant growth potential, (iii) strong station broadcast cash flows, (iv) opportunities for revenue growth utilizing the Company's extensive management expertise with medium-size stations and (v) opportunities for synergies between WCTV and WKXT and the Company's existing stations with regard to revenue enhancement and cost controls. The consummation of the Phipps Acquisition is currently expected to occur by September 1996, although there can be no assurance with respect thereto.

    In May 1996, the Company entered into an agreement to sell (the "KTVE Sale") KTVE Inc. ("KTVE") serving Monroe, Louisiana/El Dorado, Arkansas for approximately $9.5 million in cash plus the amount of the accounts receivable on the date of the closing, which is expected to occur by September 1996, although there can be no assurance with respect thereto.

    For the year ended December 31, 1995, on a pro forma basis, the Company had net revenues, Media Cash Flow (the sum of broadcast cash flow, publishing cash flow and paging cash flow), operating cash flow and net (loss) of $90.6 million, $30.3 million, $28.1 million and $(3.8) million, respectively. Net revenues, Media Cash Flow and operating cash flow on a pro forma basis for the year ended December 31, 1995 increased 148.2%, 188.4% and 227.9%, respectively, while net income decreased 238.7% from the historical amounts for the year ended December 31, 1994.

    The following table sets forth certain information for each of the Company's television stations.

                                                                                          PRO FORMA
                                                                                     -------------------
                                                                          IN-MARKET
                                                                            SHARE    YEAR ENDED DECEMBER
                                                                STATION      OF           31, 1995
                                                                  RANK    HOUSEHOLDS -------------------
          NETWORK                  YEAR      DMA     CHANNEL/      IN      VIEWING      NET     OPERATING
STATION   AFFILIATION    MARKET   ACQUIRED RANK(1)   FREQUENCY   DMA(2)      TV      REVENUES   INCOME(6)
- --------  -------   ------------- -------  --------  ---------  --------  ---------  ---------  --------
                                                                                       (IN THOUSANDS)
WKYT        CBS     Lexington, KY    1994       68   27/UHF(3)         1        33%    $15,553    $5,247
WYMT        CBS        Hazard, KY    1994       68   57/UHF(3)       1(4)        24      3,721       831
WRDW        CBS       Augusta, GA    1996      111   12/VHF            1         36      8,888     1,853
WALB (5)    NBC        Albany, GA    1954      152   10/VHF            1         80      9,445     4,795
                     Panama City,
WJHG (5)    NBC                FL    1960      159    7/VHF            1         53      3,843       270
PHIPPS
 ACQUISITION
WKXT        CBS     Knoxville, TN               62    8/VHF            3         22      9,269     2,479
                     Tallahassee,
WCTV        CBS               FL/              116    6/VHF            1         60     11,862     3,953
                     Thomasville,
                               GA

- ------------------------------
(1) Ranking of designated market area as defined by Nielsen ("DMA") served by a station among all DMAs is measured by the number of television households within the DMA based on the November 1995 Nielsen estimates.
(2) Represents station rank in DMA as determined by November 1995 Nielsen estimates of the number of television sets tuned to the Company's station as a percentage of the number of television sets in use in the market for the Sunday through Saturday 6 a.m. to 2 a.m. time period.
(3)  All stations in the market are UHF stations.
(4) The market area served by WYMT is an 18-county trading area, as defined by Nielsen, and is included in the Lexington, Kentucky DMA. WYMT's station rank is based upon its position in the 18-county trading area.
(5) The Company will be required under current FCC regulations to divest WALB and WJHG in connection with the Phipps Acquisition.
(6) Represents pro forma income before miscellaneous income (expense), allocation of corporate overhead, interest expense and income taxes.

    The following table sets forth certain information for each of the Company's publications:

                                                                                                                 PUBLISHED
PUBLICATION                                             COVERAGE AREA                         CIRCULATION         PER WEEK
- ------------------------------------  -------------------------------------------------  ----------------------  ----------
THE ALBANY HERALD                                      25 counties in Southwest Georgia            34,000 daily           7
                                                                                                  40,000 Sunday
THE ROCKDALE CITIZEN                              2 counties in Georgia (metro Atlanta)                  10,000           5
GWINNETT DAILY POST                                 1 county in Georgia (metro Atlanta)                  13,000           5
SOUTHWEST GEORGIA SHOPPERS             10 counties in Southwest Georgia and 10 counties                  52,000           1
                                                                       in North Florida

                                                PRO FORMA
                                      ------------------------------
                                       YEAR ENDED DECEMBER 31, 1995
                                      ------------------------------
                                                          OPERATING
                                             NET           INCOME
PUBLICATION                               REVENUES       (LOSS) (1)
- ------------------------------------  -----------------  -----------
                                              (IN THOUSANDS)
THE ALBANY HERALD                               $13,535       $2,010
THE ROCKDALE CITIZEN                              3,854        (212)
GWINNETT DAILY POST                               2,432        (913)
SOUTHWEST GEORGIA SHOPPERS                        2,045        (224)

- ------------------------------
(1) Represents   pro  forma   income  before   miscellaneous  income  (expense),
    allocation of corporate overhead, interest expense and income taxes.

    The satellite broadcasting business and paging business, which are a part of the Phipps Business, had net revenues and operating income (income before miscellaneous income (expense), allocation of corporate overhead, interest expense and income taxes) of $6.2 million and $542,000, respectively, for the year ended December 31, 1995.

THE PHIPPS ACQUISITION, THE KTVE SALE AND THE FINANCING

    The Company has entered into an agreement to acquire WCTV and WKXT, a satellite broadcasting business and a paging business in the Southeast. The purchase price for the Phipps Acquisition is approximately $185 million, including fees, expenses and working capital and other adjustments. The consummation of the Phipps Acquisition is expected to occur by September 1996, although there can be no assurance with respect thereto.

    The Company has entered into an agreement, dated as of May 15, 1996 (the "KTVE Agreement"), with GOCOM Television of Ouachita, L.P. to sell KTVE for approximately $9.5 million in cash plus the amount of the accounts receivable on the date of the closing (estimated to be approximately $750,000), to the extent collected by the buyer, to be paid to the Company 150 days following the date of closing. The closing of the KTVE Sale is expected to occur by September 1996, although there can be no assurance with respect thereto. For the year ended December 31, 1995, KTVE had net revenues, Media Cash Flow and operating income (income before miscellaneous income (expense), allocation of corporate overhead, interest expense and income taxes) of $4.2 million, $916,000 and $279,000, respectively.

    In addition to the consummation of the Phipps Acquisition and the KTVE Sale, the Company intends to implement a financing plan (the "Financing") to increase liquidity and improve operating and financial flexibility. Pursuant to the Financing, the Company will (i) retire approximately $52.6 million aggregate principal amount of outstanding indebtedness under its senior secured bank credit facility (the "Old Credit Facility"), together with accrued interest thereon, (ii) retire approximately $25.0 million aggregate principal amount of outstanding indebtedness under its senior note due 2003 (the "Senior Note"), together with accrued interest thereon and a prepayment fee, (iii) issue $10 million liquidation preference of its Series A preferred stock (the "Series A Preferred Stock") in exchange for its outstanding $10.0 million aggregate principal amount 8% subordinated note (the "8% Note") issued to Bull Run Corporation ("Bull Run"), a principal shareholder of the Company, (iv) issue to Bull Run $10.0 million liquidation preference of its Series B preferred stock (the "Series B Preferred Stock" and together with the Series A Preferred Stock, the "Preferred Stock") with warrants to purchase up to 500,000 shares of Class A Common Stock (representing 10.1% of the currently issued and outstanding Class A Common Stock after giving effect to the exercise of such warrants) for cash proceeds of $10.0 million and (v) enter into a new senior secured bank credit facility (the "Senior Credit Facility") to provide for a term loan and revolving credit facility aggregating $125.0 million. The cash required for the consummation of the Phipps Acquisition, the repayment of indebtedness and related transaction costs will be provided by the net proceeds of a proposed offering (the "Note Offering") of $150,000,000 principal amount of the Company's Senior Subordinated Notes due 2006 (the "Notes") and a proposed concurrent offering (the "Stock Offering") of 3,500,000 shares of the Company's Class B Common Stock, no par value (the "Class B Common Stock"), the sale of the Series B Preferred Stock and the warrants and the KTVE Sale. There can be no assurance that any of the foregoing transactions will be consummated.

    The following table sets forth the estimated sources and uses of funds relating to the KTVE Sale, the Phipps Acquisition and the Financing:

(IN MILLIONS)                                                   AMOUNT
                                                              ----------
SOURCES OF FUNDS:
The Note Offering                                                 $150.0
The Stock Offering                                                  66.5
Sale of Series B Preferred Stock and Warrants                       10.0
Borrowings under the Senior Credit Facility                         42.2
The KTVE Sale                                                        9.5
                                                              ----------
  TOTAL                                                           $278.2
                                                              ----------
                                                              ----------
USES OF FUNDS:
Consummation of the Phipps Acquisition                            $185.0
Retire indebtedness under the Old Credit Facility (1)               52.6
Retire indebtedness under the Senior Note(2)                        25.0
Fees and expenses (3)                                               15.6
                                                              ----------
  TOTAL                                                           $278.2
                                                              ----------
                                                              ----------

- ------------------------
(1) Borrowings under the Old Credit Facility bear interest at formula rates based upon the applicable London inter-bank offered rate ("LIBOR") or prime rate at the time of borrowing plus a fixed spread and have a final maturity of 2003. As of March 31, 1996, the interest rate was 8.96%.

(2) The indebtedness under the Senior Note bears interest at 10.7%.

(3) Fees and expenses include underwriting costs for the Note Offering and the Stock Offering, fees payable in connection with the negotiation and execution of the Senior Credit Facility, fees payable in connection with the retirement of the Senior Note and legal, accounting and other transaction fees. Does not include estimated taxes of $2.8 million with respect to the KTVE Sale.

DIVESTITURE REQUIREMENTS

    In connection with the Phipps Acquisition, the Company will be required to divest WALB and WJHG under current FCC regulations due to common ownership restrictions on stations with overlapping signals. However, these rules may be revised by the FCC upon conclusion of pending rulemaking proceedings. In order to satisfy applicable FCC requirements, the Company, subject to FCC approval, intends to swap such assets for assets of one or more television stations of comparable value and with comparable broadcast cash flow in a transaction qualifying for deferred capital gains treatment under the "like-kind exchange" provision of Section 1033 of the Internal Revenue Code of 1986, as amended (the "Code"). If the Company is unable to effect such a swap on satisfactory terms within the time period granted by the FCC under the waivers, the Company may transfer such assets to a trust with a view towards the trustee effecting a swap or sale of such assets. Any such trust arrangement would be subject to the approval of the FCC. It is anticipated that the Company would be required to relinquish operating control of such assets to a trustee while retaining the economic risks and benefits of ownership. If the Company or such trust is required to effect a sale of WALB, the Company would incur a significant gain and related tax liability, the payment of which could have a material adverse effect on the Company's ability to acquire comparable assets without incurring additional indebtedness. No assurance can be given that the Company will be able to identify or enter into arrangements regarding suitable assets for a swap or sale satisfying the FCC divestiture requirements. In addition, there can be no assurance that the Company could effect a sale or swap on a timely basis or establish a trust on satisfactory terms.

REGIONAL FOCUS

    The Company's television stations and publications are all located in the fast-growing southeastern United States. The Company believes that this regional focus provides it with significant competitive advantages and has enabled it to develop an expertise in serving medium-size southeastern markets. As a result of its ownership of seven network-affiliated television stations in the Southeast, the Company believes that there are opportunities to sell advertising to certain sponsors on all or several of its stations as a single buy. Further, the Company's ownership of multiple publications in several adjacent southeastern communities provides an attractive and efficient channel through which to sell local print advertising. The Company capitalizes on its regional presence by transferring management personnel, equipment, programming and news content among its stations and publications.

OPERATING STRATEGY

    The Company has begun to introduce various operating strategies that have been successfully implemented at WKYT in Lexington, Kentucky throughout its station group. The Company's current President served as the general manager of WKYT from 1989 to 1995 and developed and successfully implemented many of the strategies being adopted at the Company's other stations. Set forth below are the Company's operating strategies.

STRONG LOCAL PRESENCE. Each of the Company's television stations seeks to achieve a distinct local identity principally through the depth and focus of its local news programming and by targeting specific audience groups with special programs and marketing events. Each station's local news franchise is the core component of the Company's strategy to strengthen audience loyalty and increase revenues and Media Cash Flow for each station. Strong local news generates high viewership and results in higher ratings both for programs preceding and following the news. All of the Company's stations that offer comprehensive local news coverage are the dominant local broadcast news source. WKXT in Knoxville, Tennessee currently does not offer significant local news coverage; the Company intends to significantly expand the news broadcast at this station after the consummation of the Phipps Acquisition.

    Strong local news product also differentiates local broadcast stations from cable system competitors, which generally do not provide this service. The cost of producing local news programming generally is lower than other sources of programming and the amount of such local news programming can be increased or decreased on very short notice, providing the Company with greater programming flexibility.

    The Company believes that its strong commitment to local broadcasting is integral to its ability to serve each of the communities in which it operates. In each of its markets, the Company develops information-oriented programming which expands the Company's hours of commercially valuable local programming with relatively small increases in operating expenses. In addition, each station utilizes special programming and marketing events, such as prime-time programming of local interest or sponsored community events, to strengthen community relations and increase advertising revenues. For example, certain of the Company's stations offer state governor call-in shows, local medical shows and cover local sporting events. The Company requires its senior staff to become actively involved in community affairs in an effort to better understand the issues in each community in which it operates.

    A key component of the Company's publishing strategy is an emphasis on strong local content in its publications. Consequently, the Company focuses on local news, sports and lifestyle issues in order to foster reader loyalty with the objective of raising circulation and advertising rates. The Company's publications also sponsor community events such as bridal expositions with the objective of strengthening community relationships and building advertising revenues.

TARGETED MARKETING. The Company seeks to increase its advertising revenues and Media Cash Flow by expanding existing relationships with local and national advertisers and by attracting new advertisers through targeted marketing techniques and carefully tailored programming. The Company sells advertising locally through its sales employees and nationally through representative firms with which the Company enters into representation agreements. The Company works closely with advertisers to develop advertising campaigns that match specifically targeted audience segments with the advertisers' overall marketing strategies. With this information, the Company regularly refines its programming mix among network, syndicated and locally-produced shows in a focused effort to attract audiences with demographic characteristics desirable to advertisers. As a result of implementing this strategy, WKYT's share of advertising dollars exceeded its in-market share of households viewing television by 15% in 1995.

    The Company's success in increasing advertising revenues at both its stations and publications is also attributable, in part, to the implementation of training programs for its marketing consultants that focus on innovative sales techniques, such as events marketing and demographic-specific projects, that target specific advertisers. The Company trains its marketing consultants to sell not only advertising spots, but also non-traditional advertising such as billboards for sponsored sports events and weather forecasts within newscasts. In addition, performance based compensation arrangements and performance accountability systems have contributed to the Company's success in increasing local advertising revenues. The Company has also benefitted from sharing ideas and information for increasing advertising revenues among its station group and publications. The Company's targeted marketing focus also includes the following key elements:

    -NON-TRADITIONAL  REVENUE  SOURCES.  The  Company  uses  its  stations'  and publications' local promotional power in order to increase revenues from non-traditional sources by sponsoring and staging various special events, such as boat shows, fitness shows, bridal expositions and fishing tournaments. The Company derives revenues through the promotion, production and advertising sales generated by these events.

    -VENDOR MARKETING. The Company engages in targeted vendor marketing whereby it contacts major vendors that supply a particular store or retail chain, and the management at a particular store or retail chain in order to arrange for the vendors to purchase local television advertising. The store or retail chain in turn agrees to purchase additional products from the vendor and also benefits from the increased local television advertising presence. As a result of this vendor marketing, the Company's stations are able to sell advertising to promote a local retailer, which the local retailer would not normally have purchased for itself.

COST CONTROLS. Through its strategic planning and annual budgeting processes, the Company continually seeks to identify and implement cost savings opportunities at each of its stations and publications in order to increase Media Cash Flow. The Company closely monitors expenses incurred by each of its stations and publications and continually reviews their performance and productivity. Additionally, the Company seeks to minimize its use of outside firms and consultants by relying on its in-house production and design capability.

    In order to further reduce costs, the Company capitalizes on its regional focus through its ability to produce programming at one station which can be used by many of the Company's other stations. Further, the size of the Company's station group and its ownership of multiple publications gives it the ability to negotiate favorable terms with programming syndicators, newsprint suppliers, national sales representatives and other vendors. For example, the Company recently entered into a new agreement with its national sales representative, which significantly reduced the commissions payable by the Company for national advertising. Due to the proximity of the Company's operations, the Company's stations and publications share equipment, programming and management expertise. In addition, each station and publication reduces its corporate overhead costs by utilizing group benefits such as insurance and employee benefit plans provided by the Company.

ACQUISITION STRATEGY

    The  Company focuses  on medium-size  markets in  the Southeast  because the
Company believes these markets offer superior opportunities in terms of projected population and economic growth, leading to higher advertising and circulation revenues. The Company intends to continue to consider additional acquisitions of television stations and publications that serve these markets. The Company has focused on acquiring television stations where it believes there is potential for improvements in revenue share, audience share and cost control. In assessing acquisitions, the Company targets stations where it sees specific opportunities for revenue enhancement utilizing management's significant experience in local and national advertising sales and in operating similar stations in the Southeast. In addition, projections of growth in the particular market are taken into account. The Company also targets stations and publications for which it can control expenditures as it expands the operation's revenue base. Typical cost savings arise from (i) reducing staffing levels and sharing management with other stations and publications, (ii) utilizing in-house production and design expertise, (iii) substituting more cost effective employee benefit programs, (iv) reducing travel and other non-essential expenses and (v) optimizing the purchase of newsprint and other supplies. Other than the Phipps Acquisition, the Company does not presently have any agreements to acquire any television stations or publications. In appropriate circumstances, the Company will dispose of assets that it deems non-essential to its operating or growth strategy.

TELEVISION BROADCASTING

THE COMPANY'S STATIONS AND THEIR MARKETS

    AS USED IN THE TABLES FOR EACH OF THE COMPANY'S STATIONS IN THE FOLLOWING SECTION (I) "GROSS REVENUES" REPRESENT ALL OPERATING REVENUES EXCLUDING BARTER REVENUES; (II) "MARKET REVENUES" REPRESENT GROSS ADVERTISING REVENUES, EXCLUDING

BARTER REVENUES, FOR ALL COMMERCIAL TELEVISION STATIONS IN THE MARKET, AS REPORTED IN INVESTING IN TELEVISION 1995 MARKET REPORT, 4TH EDITION JULY 1995 RATINGS PUBLISHED BY BIA PUBLICATIONS, INC., EXCEPT FOR REVENUES IN WYMT-TV'S ("WYMT") 18-COUNTY TRADING AREA WHICH IS NOT SEPARATELY REPORTED IN SUCH BIA PUBLICATIONS, INC.'S REPORT; (III) "IN-MARKET SHARE OF HOUSEHOLDS VIEWING TELEVISION" REPRESENTS THE PERCENTAGE OF THE STATION'S AUDIENCE AS A PERCENTAGE OF ALL VIEWING BY HOUSEHOLDS IN THE MARKET FROM 6 A.M. TO 2 A.M. SUNDAY THROUGH SATURDAY, INCLUDING VIEWING OF NON-COMMERCIAL STATIONS, NATIONAL CABLE CHANNELS AND OUT-OF-MARKET STATIONS BROADCAST OR CARRIED BY CABLE IN THE MARKET; AND (IV) "STATION RANK IN DMA" IS BASED ON NIELSEN ESTIMATES FOR NOVEMBER OF EACH YEAR FOR THE PERIOD FROM 6 A.M. TO 2 A.M. SUNDAY THROUGH SATURDAY.

                                                                                          IN-MARKET
                                     COMMERCIAL  STATION                                   SHARE OF
                              DMA     STATIONS   RANK IN   TELEVISION    MARKET REVENUES  HOUSEHOLDS
STATION        MARKET       RANK(1)  IN DMA(2)     DMA    HOUSEHOLDS(3)  IN DMA FOR 1995  VIEWING TV
- --------  ----------------  -------  ----------  -------  -------------  ---------------  ----------
                                                                          (IN THOUSANDS)
WKYT         Lexington, KY       68           5        1        387,000          $46,100         33%
WYMT (4)        Hazard, KY       68         N/A        1        169,000            4,100          24
WRDW           Augusta, GA      111           4        1        221,000           26,300          36
WALB (5)        Albany, GA      152           3        1        132,000           12,200          80
WJHG (5)   Panama City, FL      159           4        1        110,000            8,500          53
PHIPPS ACQUISITION(6)
WKXT         Knoxville, TN       62           4        3        429,000           57,900          22
WCTV      Tallahassee, FL/      116           4        1        210,000           19,900          60
           Thomasville, GA

- ------------------------------

(1) Ranking of DMA served by a station among all DMAs is measured by the number of television households based within the DMA on the November 1995 Nielsen estimates.

(2)  Includes independent broadcasting stations.

(3) Based upon the approximate number of television households in the DMA as reported by the November 1995 Nielsen index.

(4) The market area served by WYMT is an 18-county trading area, as defined by Nielsen, and is included in the Lexington, Kentucky DMA. WYMT's station rank is based upon its position in the 18-county trading area.

(5) The Company will be required to divest WALB and WJHG in connection with the Phipps Acquisition. For a discussion of the Company's plans, see "-- Divestiture Requirements" and "-- The Phipps Acquisition, the KTVE Sale and the Financing."

(6) The closing of the Phipps Acquisition is expected to occur by September 1996, although there can be no assurance with respect thereto.

    The following is a description of each of the Company's stations:

WKYT, THE CBS AFFILIATE IN LEXINGTON, KENTUCKY

    WKYT, acquired by the Company in September 1994, began operations in 1957. Lexington, Kentucky is the 68th largest DMA in the United States, with approximately 387,000 television households and a total population of approximately 1.1 million. Total Market Revenues in the Lexington DMA in 1995 were approximately $46.1 million, a 6% increase over 1994. WKYT's gross revenues for the year ended December 31, 1995 were approximately $17.6 million, an increase of 14.6% from the corresponding prior period. WKYT's net income (before the allocation of corporate and administrative expenses and after estimated income taxes computed at statutory rates) for the year ended December 31, 1995 was approximately $1.2 million, an increase of 93.8% for the corresponding prior period. The Lexington DMA has five licensed commercial television stations, including WYMT, WKYT's sister station, all of which are affiliated with major networks. The Lexington DMA also has one public television station.

    The following table sets forth Market Revenues for the Lexington DMA and in-market share and ranking information for WKYT:

                                                                                     YEAR ENDED DECEMBER 31
                                                                                 -------------------------------
(DOLLARS IN THOUSANDS)                                                             1993       1994       1995
                                                                                 ---------  ---------  ---------
Market Revenues in DMA                                                           $  39,500  $  43,500  $  46,100
Market Revenues growth over prior year                                                 13%        10%         6%
In-market share of households viewing television                                       38%        37%        33%
Rank in market                                                                           1          1          1

MARKET DESCRIPTION. The Lexington DMA consists of 38 counties in central and eastern Kentucky. The Lexington area is a regional hub for shopping, business, healthcare, education, and cultural activities and has a comprehensive transportation network and low commercial utility rates. Major employers in the Lexington area include Toyota Motor Corp., Lexmark International, Inc., GTE Corporation, Square D Company, Ashland, Inc. and International Business Machines Corporation. Toyota Motor Corp. operates a large production facility near Lexington, employing 6,000 people and in May 1995 announced plans to build its next generation mini-van at this facility. Eight hospitals and numerous medical clinics are located in Lexington, reinforcing Lexington's position as a regional medical center. The University of Kentucky which is located in Lexington, is also a major employer with approximately 10,000 employees, and has a full time enrollment of approximately 24,000 students. In addition, Lexington is an international center of the equine industry with the Kentucky Horse Park, a 1,000 acre park that attracts approximately 700,000 visitors annually.

STATION PERFORMANCE. WKYT, which operates on channel 27, is a CBS affiliate. WKYT can be viewed on 86 cable systems in its DMA and 51 cable systems outside its DMA. In 1995, WKYT celebrated its 20th consecutive year as the Lexington DMA's most watched local news program. Every broadcast of "27 Newsfirst" -- at 6 a.m., noon, 5 p.m., 5:30 p.m., 6 p.m. and 11 p.m. -- continues to be the number one rated program in its time period. WKYT's news programs also provide support and coverage of local events through public service announcements, on-air bulletin boards and special reports, such as CRIMESTOPPERS, 27 ON THE TOWN and HOMETOWN HEROES. Based on the November 1995 Nielsen index, WKYT is ranked number one in its market, with a 33% in-market share of households viewing television, which is five percentage points ahead of the competition. WKYT received 38% of the Lexington DMA's Market Revenues in 1995. The station attributes its success to the experience of its senior management and local sales staff, which focus on developing strong relationships with local advertisers and devoting significant attention to the quality and content of WKYT's local news programming.

    Since the 1970's WKYT has been the flagship station for the University of Kentucky Sports Network, producing sports events and coaches' shows, such as the RICK PITINO COACH'S SHOW a half-hour show featuring the University of Kentucky Basketball coach, that air on a 10-station network across Kentucky. Although WKYT focuses on the most popular University of Kentucky Wildcat sports, basketball and football, the station also features other intercollegiate sports, such as baseball, tennis and swimming/diving.

    WKYT has a full mobile production unit that produces a variety of events, including sports events, beauty pageants and horse racing. In addition, WKYT has a Doppler Weather Radar System, the latest technology available in weather forecasting. In 1995, WKYT spent over $1.3 million on capital improvements, including a complete studio and master control room renovation and the addition of Maxigrid, an inventory management system.

    Cross-promotion and partnerships with radio, newspapers and businesses are a source of non-traditional revenue as well as a means of community involvement. WKYT is also party to the first joint venture in the Lexington market through its production of a 10 p.m. newscast for WDKY-TV, an affiliate of the Fox Broadcasting Company ("Fox") in Lexington, which provides additional exposure for the station's news talent as well as a new source of revenue for WKYT.

    Local programming produced by WKYT includes SCOTT'S PLACE, a weekly half-hour children's show which is carried on WALB, WJHG and WRDW, and DIRECTIONS and 27 NEWSMAKERS, two weekly public affairs programs dealing with minority and government and political issues, respectively. In addition, WKYT also carries programming provided by CBS and syndicated programming, including OPRAH!, JEOPARDY!, WHEEL OF FORTUNE and THE ANDY GRIFFITH SHOW.

    The Company's President and the current station manager at WALB are both former members of senior management at WKYT.

WYMT, THE CBS AFFILIATE IN HAZARD, KENTUCKY

    WYMT, acquired by the Company in September 1994, began operations in 1985. WYMT has carved out a niche trading area comprising 18 counties in eastern and southeastern Kentucky. This trading area is a separate market area of the Lexington, Kentucky DMA with approximately 169,000 television households and a total population of approximately 463,000. WYMT is the only commercial television station in this 18-county trading area. Total Market Revenues in the 18-county trading area and WYMT's gross revenues in the 18-county trading area for the year ended December 31, 1995 were approximately $4.1 million, an increase of 9% from the corresponding prior period. WYMT's net income (before the allocation of corporate and administrative expenses and after estimated income taxes computed at statutory rates) for the year ended December 31, 1995 was approximately $32,000, a decrease of 38.1% from the corresponding prior period. WYMT is the sister station of WKYT and shares many resources and simulcasts some local programming with WKYT.

    The following table sets forth Market Revenues for the 18-county trading area and ranking information for WYMT (based upon its position in its 18-county trading area):

                                                                                         YEAR ENDED DECEMBER 31
                                                                                     -------------------------------
(DOLLARS IN THOUSANDS)                                                                 1993       1994       1995
                                                                                     ---------  ---------  ---------
Market Revenues in the 18-county trading area (1)                                    $   3,500  $   3,800  $   4,100
Market Revenues growth over prior year                                                     12%         8%         9%
In-market share of households viewing television                                           25%        20%        24%
Rank in market                                                                               1          1          1

(1) Represents the gross revenues of WYMT, which is the only commercial television station in the 18-county trading area. The Company is unable to determine the amount of Market Revenue for the 18-county trading area which may be attributable to other television stations serving the Lexington DMA.

MARKET DESCRIPTION. The mountain region of eastern and southeastern Kentucky where Hazard is located is on the outer edges of four separate markets:
Bristol-Kingsport-Johnson City, Charleston-Huntington, Knoxville and Lexington. Prior to 1985, mountain residents relied primarily on satellite dishes and cable television carrying distant signals for their television entertainment and news. Established in 1985, WYMT is the only broadcast station which can be received over the air in a large portion of its 18-county trading area and may now be viewed on 100 cable systems.

    The trading area's economy is centered around coal and related industries and some light manufacturing. In recent years, the coal industry has undergone a major restructuring due to consolidation in the industry and advances in technology. Approximately 10,700 manufacturing jobs exist in the Hazard trading area, most of which are concentrated in the Cumberland Valley area, a Kentucky Area Development District located in the southern portion of the 18-county trading area.

STATION PERFORMANCE. WYMT, which operates on channel 57, is a CBS affiliate. WYMT is ranked number one, based on November 1995 Nielsen estimates, in its trading area with a 24% in-market share of households viewing television, which is nine points ahead of the competition. WYMT's Mountain News at 6:30 a.m., 6 p.m. and 11 p.m. is ranked number one in the 18-county trading area. WYMT's Mountain News at 6 p.m. is ranked number two in the entire Lexington DMA by Nielsen, behind only its sister station WKYT. In addition to the Mountain News, WYMT simulcasts WKYT's 6 a.m., noon, 5 p.m. and 5:30 p.m. newscasts Monday through Friday, all of which rank number one in the 18-county trading area. WYMT includes local inserts into these simulcasted news programs in order to add an enhanced degree of local content. The station attributes its success to its position as the only commercial broadcaster in the 18-county trading area and to customer and community loyalty.

    WYMT considers its news department to be a key component of its operations. The station is strategically positioned with a central newsroom in Hazard and two satellite news bureaus, one in Middlesboro, Kentucky (the Cumberland Valley) and one in Harold, Kentucky (the Big Sandy region). Microwave links to these regional news bureaus and to WYMT's sister station WKYT in Lexington, Kentucky, provide the news operation with the ability to report on, coordinate and share the latest news information and coverage throughout the mountain region and from Lexington.

    In 1994 WYMT installed a state-of-the-art digital playback system in its master control room. This new system has allowed WYMT to adopt a computer-based playback format that has resulted in significant cost savings and an improved on-air appearance.

    Strong local business and general community relations are an important component of WYMT's success. WYMT continues to develop partnerships with current and potential new clients through the production of various special annual events that also serve to strengthen community ties and enhance advertising revenue. Examples of such events include the Mountain Basketball Classic, the Charity Golf Classic and the Boat and RV Show.

WRDW, THE CBS AFFILIATE IN AUGUSTA, GEORGIA

    WRDW, acquired by the Company in January 1996, began operations in 1954. Augusta, Georgia is the 111th largest DMA in the United States, with approximately 221,000 television households and a total population of approximately 627,000. Total Market Revenues in the Augusta DMA in 1995 were approximately $26.3 million, a 6% increase over 1994. WRDW's gross revenues for the year ended December 31, 1995 were approximately $9.6 million, an increase of 5.7% from the corresponding prior period. WRDW's net income (loss) (before the allocation of corporate and administrative expenses and after estimated income taxes computed at statutory rates) for the year ended December 31, 1995 was approximately $2.2 million, an increase of 4.9% from the corresponding prior period. The Augusta DMA has four licensed commercial television stations, all of which are affiliated with a major network. The Augusta DMA also has two public television stations.

    The following table sets forth Market Revenues for the Augusta DMA and in-market share and ranking information for WRDW:

                                                                                     YEAR ENDED DECEMBER 31
                                                                                 -------------------------------
(DOLLARS IN THOUSANDS)                                                             1993       1994       1995
                                                                                 ---------  ---------  ---------
Market Revenues in DMA                                                           $  22,800  $  24,800  $  26,300
Market Revenues growth over prior year                                                  8%         9%         6%
In-market share of households viewing television                                       36%        36%        36%
Rank in market                                                                           1          1          1

MARKET DESCRIPTION. The Augusta DMA consists of 19 counties in eastern Georgia and western South Carolina, including the cities of Augusta, Georgia and North Augusta and Aiken, South Carolina. The Augusta, Georgia area is one of Georgia's major metropolitan/regional centers, with a particular emphasis on health services, manufacturing and the military. The Federal government employs over 12,500 military and 4,600 civilian personnel at the Department of Energy's Savannah River Site, a nuclear processing plant, and Fort Gordon, a U.S. Army military installation. Augusta has eight large hospitals which collectively employ 20,000 and reinforce Augusta's status as a regional healthcare center. Augusta is also home to the Masters Golf Tournament, which has been broadcast by CBS for 41 years.

STATION PERFORMANCE. WRDW, which operates on channel 12, is a CBS affiliate. Based on November 1995 Nielsen estimates, WRDW is ranked number one in its market, with a 36% in-market share of households viewing television, which is one share point ahead of the competition. WRDW also received 36% of the Augusta DMA's Market Revenues in 1995. WRDW can be viewed on all 29 cable systems in its DMA and nine cable systems outside of its DMA. Since 1992, WRDW has risen from a weak second-place ranking to the number one position. WRDW's weekday news programs at 6 a.m., noon, 5 p.m., 11 p.m., and four weekend slots are ranked number one in household rating and share. WRDW attributes its number one position in the market to its strong syndicated programming which leads into and out of its weekly news programs as well as its expanded local news coverage. WRDW was also the leader in prime time in the November 1995 Nielsen estimates. WRDW has positioned itself as "Your 24 Hour News Source" in the DMA. In January 1996, WRDW began providing local cut-ins to the CNN news slots on cable, with all revenues from commercial inserts going to the station. In addition, as the local CBS affiliate in the DMA, WRDW produces local Masters programming, such as THE GREEN JACKET PROGRAM, a show hosted by Paul Davis that includes interviews with many golf celebrities.

    The station also produces its own local programming, including INSIDE AGRICULTURE, a weekly program and PAINE COLLEGE PRESENTS, a bi-monthly local public affairs show. In addition to carrying the programming provided by CBS, WRDW carries syndicated programming including: OPRAH!, INSIDE EDITION, WHEEL OF FORTUNE and JEOPARDY!

WALB, THE NBC AFFILIATE IN ALBANY, GEORGIA

    WALB was founded by the Company and began operations in 1954. Albany, Georgia is the 152nd largest DMA in the United States with approximately 132,000 television households and a total population of approximately 380,000. Total Market Revenues in the Albany DMA in 1995 were approximately $12.2 million, a 5% increase over 1994. WALB's gross revenues for the year ended December 31, 1995 were approximately $10.5 million, an increase of 3.5% from the corresponding prior period. WALB's net income (before the allocation of corporate and administrative expenses and after estimated income taxes computed at statutory rates) for the year ended December 31, 1995 was approximately $3.0 million, a decrease of 14.6% from the corresponding prior period. The Albany DMA has three licensed commercial television stations, two of which are affiliated with major networks. The Albany DMA also has two public television stations.

    The following table sets forth Market Revenues for the Albany DMA and in-market share and ranking information for WALB:

                                                                                     YEAR ENDED DECEMBER 31
                                                                                 -------------------------------
(DOLLARS IN THOUSANDS)                                                             1993       1994       1995
                                                                                 ---------  ---------  ---------
Market Revenues in DMA                                                           $  10,900  $  11,600  $  12,200
Market Revenues growth over prior year                                                  8%         6%         5%
In-market share of households viewing television                                       81%        80%        80%
Rank in market                                                                           1          1          1

MARKET DESCRIPTION. The Albany DMA, consists of 17 counties in southwest Georgia. Albany, 170 miles south of Atlanta, is a regional center for manufacturing, agriculture, education, health care and military service. Leading employers in the area include: The Marine Corps Logistics Base, Phoebe Putney Memorial Hospital, The Proctor & Gamble Company, Miller Brewing Company, Cooper Tire &

Rubber Company,  Bob's  Candies,  Coats  and Clark  Inc.,  Merck  &  Co.,  Inc.,
MacGregor (USA) Inc. and M&M/Mars. Albany State College, Darton College and Albany Technical Institute are located within this area.

STATION PERFORMANCE. WALB, which operates on channel 10, is the only VHF station in the Albany DMA and is an NBC affiliate. Based on the November 1995 Nielsen estimates, WALB is ranked number one in its market, with an 80% in-market share of households viewing television, which is 63 share points ahead of the competition. WALB has the strongest signal in its DMA and can be viewed on all of the 26 cable systems in its DMA and 51 cable systems outside of its DMA. WALB received 86% of the Albany DMA's Market Revenues in 1995.

    WALB is known as "South Georgia's Number One News Source." The station's news is its primary focus. WALB is the number one local news source in all of its time slots. WALB is the only station in its market with both electronic and satellite news gathering trucks, allowing the Company to provide live coverage. WALB broadcasts three hours and 20 minutes of news weekdays and one hour of news each weekend day.

    WALB considers its dedication to the community to be a key component of its operations. For example, WALB devoted substantial resources in 1994 to expand its local news coverage and programming. Such investment allowed WALB to provide the most extensive flood coverage available to viewers during the flood in July 1994, which was one of the largest natural disasters to occur in Georgia in recent history. This coverage made WALB one of the top-rated stations in the United States in terms of in-market share of households viewing television in July 1994, as measured by Nielsen. In addition, the Georgia Broadcasters Association presented WALB with two of its top awards in 1994: the "1994 TV Community Service Award" for its dedication to providing local community service and the "1994 TV Station Promotion of the Year" award for the station's nearly year long broadcast of its "Learn to Read" program.

    The station produces its own local programming including TOWN AND COUNTRY, a live morning show that travels to various locations in Georgia and DIALOG, a weekly public affairs show focusing on minority issues. In addition to carrying programming supplied by NBC, WALB carries syndicated programming, including OPRAH!, ENTERTAINMENT TONIGHT, THE ANDY GRIFFITH SHOW, MONTEL WILLIAMS, RICKI LAKE, AMERICAN JOURNAL, and HARD COPY.

    The Company will be required to divest this station pursuant to existing FCC regulations. See
"-- FCC Divestiture Requirements" and "-- The Phipps Acquisition, the KTVE Sale and the Financing."

WJHG, THE NBC AFFILIATE IN PANAMA CITY, FLORIDA

    WJHG, acquired by the Company in 1960, began operations in 1953. Panama City, Florida is the 159th largest DMA in the United States, with approximately 110,000 television households and a total population of approximately 298,000. Total Market Revenues in the Panama City DMA in 1995 were approximately $8.5 million, a 6% increase over 1994. WJHG's gross revenues for the year ended December 31, 1995 were approximately $4.3 million, an increase of 7.7% from the corresponding prior period. WJHG's net income (before the allocation of corporate and administrative expenses and after estimated income taxes computed at statutory rates) for the year ended December 31, 1995 was approximately $205,000, a decrease of 1.4% from the corresponding prior periods. The Panama City DMA has four licensed commercial television stations, three of which are affiliated with major networks. In addition, a CBS signal is provided by a station in Dothan, Alabama, an adjacent DMA. The Panama City DMA also has one public television station.

    The following table sets forth Market Revenues for the Panama City DMA and in-market share and ranking information for WJHG:

                                                                                         YEAR ENDED DECEMBER 31
                                                                                     -------------------------------
(DOLLARS IN THOUSANDS)                                                                 1993       1994       1995
                                                                                     ---------  ---------  ---------
Market Revenues in DMA                                                               $   7,400  $   8,000  $   8,500
Market Revenues growth over prior year                                                     11%         8%         6%
In-market share of households viewing television                                           51%        46%        53%
Rank in market                                                                               1          1          1

MARKET DESCRIPTION. The Panama City DMA consists of nine counties in northwest Florida. The Panama City market stretches north from Florida's Gulf Coast to Alabama's southern border. The Panama City economy centers around tourism, military bases, manufacturing, education and financial services. Panama City is the county seat and principal city of Bay County. Leading employers in the area include: Tyndall Air Force Base, the Navy Coastal Systems Station, Sallie Mae Servicing Corp., Stone Container Corporation, Arizona Chemical Corporation, Russell Corporation and Gulf Coast Community College. Panama City is also a spring break destination for college students and drew approximately 550,000 students during 1995.

STATION PERFORMANCE. WJHG, which operates on channel 7, is an NBC affiliate. Based on November 1995 Nielsen estimates, WJHG is ranked number one in its market, with a 53% in-market share of households viewing television, which is 17 share points ahead of the competition. WJHG received 50% of the Panama City DMA's Market Revenues in 1995. WJHG can be viewed on all of the 36 cable systems in its DMA and on 29 cable systems outside its DMA.

    WJHG dominates the Panama City market in all popular news time periods and has twice the audience viewership at 5 p.m. and 10 p.m. as does the competition. WJHG also has the number one news ranking in its market at 6:30 a.m., 6 p.m. and on weekends. WJHG's ratings success in its newscasts have allowed it to increase its overall unit rates and to negotiate for larger shares of advertisers' national budgets. WJHG considers its news department to be a key component of its operations and in 1994, devoted substantial resources to redesign the set, purchase new cameras, add new graphics, develop a new logo and reformat newscasts. As part of the continuing growth of its news product, WJHG recently introduced the first noon newscast in Panama City.

    WJHG has also launched a direct mail campaign to attract new advertisers to the station. As a result of these factors, WJHG increased its gross revenues by 7.7% in 1995. WJHG is also focusing on other non-traditional revenue sources, such as developing a health exposition, a children's fair and a wedding show, all of which are scheduled to occur in 1996.

    In addition to carrying programming provided by NBC, WJHG carries syndicated programming, including WHEEL OF FORTUNE, JEOPARDY!, HARD COPY, MAURY POVICH, JENNY JONES and RICKI LAKE.

    The Company will be required to divest this station pursuant to existing FCC regulations. See
"-- FCC Divestiture Requirements" and "-- The Phipps Acquisition, the KTVE Sale and the Financing."

WKXT, THE CBS AFFILIATE IN KNOXVILLE, TENNESSEE

    WKXT, which will be acquired pursuant to the Phipps Acquisition, began operations in 1988. Knoxville, Tennessee is the 62nd largest DMA in the United States, with approximately 429,000 television households and a total population of approximately 1.1 million. Total Market Revenues in the Knoxville DMA in 1995 were approximately $57.9 million, a 6% increase over 1994. WKXT's gross revenues for the year ended December 31, 1995 were approximately $10.6 million, an increase of 2.3% from the corresponding prior period. WKXT's net income (before the allocation of corporate and administrative expenses and after estimated income taxes computed at statutory rates) for the year ended December 31, 1995 was approximately $1.4 million, an increase of 15.2% from the corresponding prior period. The Knoxville DMA has four licensed commercial television stations, all of which are affiliated with major networks. The Knoxville DMA also has two public broadcasting stations.

    The following table sets forth Market Revenues for the Knoxville DMA and in-market share and ranking information for WKXT:

                                                                YEAR ENDED DECEMBER 31
                                                          ----------------------------------
(DOLLARS IN THOUSANDS)                                       1993        1994        1995
                                                          ----------  ----------  ----------
Market Revenues in DMA                                       $47,900     $54,600     $57,900
Market Revenues growth over prior year                            14%         14%          6%
In-market share of households viewing television                  24%         23%         22%
Rank in market                                                     3           3           3

MARKET DESCRIPTION. The Knoxville DMA, consisting of 22 counties in eastern Tennessee and southeastern Kentucky, includes the cities of Knoxville, Oak Ridge and Gatlinburg, Tennessee. The Knoxville area is a center for education, manufacturing, healthcare and tourism. The University of Tennessee's main campus is located within the city of Knoxville. It employs approximately 6,400 people and has an enrollment of approximately 26,000 students. Leading manufacturing employers in the area include: Lockheed Martin Energy Systems, Inc., Levi Strauss & Company, DeRoyal Industries, Aluminum Company of North America, Phillips Consumer Electronics North America Corp., Clayton Homes and Sea Ray Boats, Inc. which employ approximately 26,800 people, collectively. The Knoxville area also has eight hospitals which employ approximately 16,900 employees. Area tourist attractions are the Great Smokey Mountains National Park and Dollywood, a country-western theme park sponsored by Dolly Parton. The Great Smokey Mountains National Park and Dollywood had approximately 9.1 million and
2.2 million visitors, respectively during 1995. Dollywood employs approximately 1,800 people.

STATION PERFORMANCE. WKXT is a CBS affiliate and operates on channel 8. WKXT is one of three commercial VHF stations in the Knoxville DMA. Based on November 1995 Nielsen estimates, WKXT is ranked third in its market, with a 22% in-market share of households viewing television. WKXT can be viewed on 52 cable systems in its DMA and on 15 cable systems outside its DMA. WKXT received 18% of the Knoxville DMA's Market Revenues in 1995.

    WKXT produces only one hour of news each day. The Company plans to implement its operating strategy at WKXT by developing comprehensive news programming upon consummation of the Phipps Acquisition.

    In addition to carrying network programming supplied by CBS, WKXT carries syndicated programming including BAYWATCH, NORTHERN EXPOSURE, REGIS & KATHIE LEE, MAURY POVICH, AMERICAN JOURNAL, ENTERTAINMENT TONIGHT, HARD COPY, and THE ANDY GRIFFITH SHOW.

WCTV, THE CBS AFFILIATE IN TALLAHASSEE, FLORIDA/THOMASVILLE, GEORGIA

    WCTV, which will be acquired pursuant to the Phipps Acquisition, began operations in 1955. Tallahassee, Florida/Thomasville, Georgia is the 116th largest DMA in the United States, with approximately 210,000 television households and total population of approximately 586,000. Total Market Revenues in the Tallahassee/Thomasville DMA in 1995 were approximately $19.9 million, a

5% increase over 1994. WCTV's gross revenues for the year ended December 31, 1995 were approximately $13.3 million, an increase of 3.2% from the corresponding prior period. WCTV's net income (before the allocation of corporate and administrative expenses and after estimated income taxes computed at statutory rates) for the year ended December 31, 1995 was approximately $3.7 million, an increase of 1.4% from the corresponding prior period. The Tallahassee/Thomasville DMA has four licensed commercial television stations, all of which are affiliated with major networks. The Tallahassee/Thomasville DMA also has one public station that is owned by the Florida State University Board of Regents.

    The   following    table    sets    forth    Market    Revenues    in    the
Tallahassee/Thomasville  DMA  and in-market  share  and ranking  information for
WCTV:

                                                                                YEAR ENDED DECEMBER 31
                                                                       ----------------------------------------
(DOLLARS IN THOUSANDS)                                                     1993          1994          1995
                                                                       ------------  ------------  ------------
Market Revenues in DMA                                                      $17,200       $18,900       $19,900
Market Revenues growth over prior year                                            4%           10%            5%
In-market share of households viewing television                                 64%           65%           60%
Rank in market                                                                    1             1             1

MARKET DESCRIPTION. The Tallahassee/Thomasville DMA, consisting of 18 counties in the panhandle of Florida and southwest Georgia, includes Tallahassee, the capital of Florida, and Thomasville, Valdosta and Bainbridge, Georgia. The Tallahassee/Thomasville economy centers around state and local government as well as state and local universities which include Florida State University, Florida A&M, Tallahassee Community College and Valdosta State College. Florida State University is the largest university located in the DMA with total enrollment of approximately 29,000 students. Florida State University's main campus is located within the city of Tallahassee. State and local government agencies employ approximately 36,700 and 8,500 people, respectively, in the Tallahassee area.

STATION PERFORMANCE. WCTV is a CBS affiliate and operates on channel 6. WCTV is the only VHF station in the Tallahassee/Thomasville DMA. Based on November 1995 Nielsen estimates, WCTV is ranked number one in its market, with a 60% in-market share of households viewing television. WCTV can be viewed on 47 cable systems in its DMA and 32 cable systems outside of its DMA. WCTV received 67% of the Tallahassee/Thomasville DMA's Market Revenues in 1995.

    WCTV considers its news department to be a key component of its operations; approximately 43% of its employees are devoted to its news department and approximately 40% of the WCTV's revenues are generated by news programming. The station attributes its successful news programming in part to its bureaus in Tallahassee, Valdosta and Thomasville and its news gathering vehicle. WCTV produces five news programs and six news cut-ins each day which total three and one-half hours of news per weekday. All news programs are closed-captioned. The station has the number one in-market share in news at 6 a.m., noon, 5:30 p.m., 6 p.m. and 11 p.m. on weekdays and 6 p.m. and 11 p.m. on weekends.

    The station produces the BOBBY BOWDEN SHOW, a coach's show for Florida State University. In addition to carrying network programming supplied by CBS, WCTV carries syndicated programming including WHEEL OF FORTUNE, JEOPARDY!, OPRAH! and SEINFELD.

INDUSTRY BACKGROUND

    There are currently a limited number of channels available for broadcasting in any one geographic area, and the license to operate a television station is granted by the FCC. Television stations which broadcast over the very high frequency ("VHF") band (channels 2-13) of the spectrum generally have some competitive advantage over television stations which broadcast over the ultra-high frequency ("UHF") band (channels above 13) of the spectrum, because the former usually have better signal coverage and operate at a lower transmission cost. However, the improvement of UHF transmitters and receivers, the complete elimination from the marketplace of VHF-only receivers and the expansion of cable television systems have reduced the VHF signal advantage.

    Television station revenues are primarily derived from local, regional and national advertising and, to a much lesser extent, from network compensation and revenues from studio and tower space rental and commercial production activities. Advertising rates are based upon a variety of factors, including a program's popularity among the viewers an advertiser wishes to attract, the number of advertisers competing for the available time, the size and demographic makeup of the market served by the station and the availability of alternative advertising media in the market area. Rates are also determined by a station's overall ratings and in-market share, as well as the station's ratings and share among particular demographic groups which an advertiser may be targeting. Because broadcast stations rely on advertising revenues, they are sensitive to cyclical changes in the economy. The size of advertisers' budgets, which are affected by broad economic trends, affect the broadcast industry in general and the revenues of individual broadcast television stations.

    All television stations in the country are grouped by Nielsen, a national audience measuring service, into approximately 210 generally recognized television markets that are ranked in size according to various formulae based upon actual or potential audience. Each DMA is an exclusive geographic area consisting of all counties in which the home-market commercial stations receive the greatest percentage of total viewing hours. Nielsen periodically publishes data on estimated audiences for the television stations in the various television markets throughout the country. The estimates are expressed in terms of the percentage of the total potential audience in the market viewing a station (the station's "rating") and of the percentage of households using television actually viewing the station (the station's "share"). Nielsen provides such data on the basis of total television households and selected demographic groupings in the market. Nielsen uses two methods of determining a station's ability to attract viewers. In larger geographic markets, ratings are determined by a combination of meters connected directly to selected television sets and weekly diaries of television viewing, while in smaller markets only weekly diaries are utilized. All of the Company's stations operate in markets where only weekly diaries are used.

    Historically, three major broadcast networks, Capital Cities/ABC, Inc. ("ABC"), NBC and CBS, dominated broadcast television. In recent years, Fox has evolved into the fourth major network by establishing a network of independent stations whose operating characteristics are similar to the major network affiliate stations, although the number of hours of network programming produced by Fox for its affiliates is less than that of the three major networks. In addition, United Paramount Network ("UPN") and Warner Brothers Network ("WB") recently have been launched as new television networks. An affiliate of UPN or WB receives a smaller portion of each day's programming from its network compared to an affiliate of a major network. Currently, UPN and WB provide 10 and 11.5 hours of programming per week to their affiliates, respectively.

    The affiliation of a station with one of the four major networks has a significant impact on the composition of the station's programming, revenues, expenses and operations. A typical affiliate of a major network receives the majority of each day's programming from the network. This programming, along with cash payments ("network compensation"), is provided to the affiliate by the network in exchange for a substantial majority of the advertising time sold during the airing of network programs. The network then sells this advertising time and retains the revenues. The affiliate retains the revenues from time sold during breaks in and between network programs and programs the affiliate produces or purchases from non-network sources. In acquiring programming to supplement programming supplied by the affiliated network, network affiliates compete primarily with other affiliates and independent stations in their markets. Cable systems generally do not compete with local stations for programming, although various national cable networks from time to time have acquired programs that would have otherwise been offered to local television stations. In addition, a television station may acquire programming through barter arrangements. Under barter arrangements, which are becoming increasingly popular with both network affiliates and independents, a national program distributor may receive advertising time in exchange for the programming it supplies, with the station paying a reduced fee for such programming.

    In contrast to a station affiliated with a network, a fully independent station purchases or produces all of the programming that it broadcasts, resulting in generally higher programming costs. An independent station, however, retains its entire inventory of advertising time and all of the revenues obtained therefrom. As a result of the smaller amount of programming provided by its network, an affiliate of UPN or WB must purchase or produce a greater amount of its programming, resulting in generally higher programming costs. These affiliate stations, however, retain a larger portion of the inventory of advertising time and the revenues obtained therefrom compared to stations affiliated with the major networks.

    Through the 1970s, network television broadcasting enjoyed virtual dominance in viewership and television advertising revenues, because network-affiliated stations competed only with each other in most local markets. Beginning in the 1980s, this level of dominance began to change as the FCC authorized more local stations and marketplace choices expanded with the growth of independent stations and cable television services. See "-Federal Regulation of the Company's Business."

    Cable television systems were first installed in significant numbers in the 1970s and were initially used to retransmit broadcast television programming to paying subscribers in areas with poor broadcast signal reception. In the aggregate, cable-originated programming has emerged as a significant competitor for viewers of broadcast television programming, although no single cable programming network regularly attains audience levels amounting to more than a small fraction of any single major broadcast network. The advertising share of cable networks increased during the 1970s and 1980s as a result of the growth in cable penetration (the percentage of television households which are connected to a cable system). Notwithstanding such increases in cable viewership and advertising, over-the-air broadcasting remains the dominant distribution system for mass market television advertising.

NEWSPAPER PUBLISHING

    The Company owns and operates five publications comprising three newspapers and two shoppers, all located in the Southeast.

THE ALBANY HERALD

    THE ALBANY HERALD, located in Albany, Georgia, is the only seven-day-a-week newspaper that serves southwestern Georgia. The Company changed THE ALBANY HERALD from an afternoon newspaper to a morning newspaper in 1993 and improved its graphics and layout. These changes enabled the Company to increase THE ALBANY HERALD's newsstand and subscription prices as well as its advertising rates, resulting in an increase of revenues from $10.1 million in 1993 to $13.5 million in 1995, a 33.8% increase. The Company intends to increase selectively the price and advertising rates of THE ALBANY HERALD in the future. The Albany market has four other daily newspapers with a limited circulation and market area.

    THE ALBANY HERALD also publishes three other weekly editions in Georgia, THE LEE COUNTY HERALD, THE WORTH COUNTY HERALD and THE CALHOUN-CLAY HERALD, all of which provide regional news coverage. Other niche publications include (i) FARM AND PLANTATION, an agricultural paper, (ii) a monthly COUPON CLIPPER, (iii) a quarterly, direct mail coupon book called CASH CUTTERS, (iv) an annual dining guide and (v) an annual bridal book. The Company introduced these weeklies and other niche product publications in order to better utilize THE ALBANY HERALD's printing presses and infrastructure (such as sales and advertising). The printing press is approximately 19 years old and is in good working order. THE ALBANY HERALD cross-merchandises its publications, thereby increasing total revenues with only a small increase in related expenditures. The Company also seeks to increase THE ALBANY HERALD's circulation and revenues through its sponsorship of special events of local interest, such as bass fishing tournaments.

THE ROCKDALE CITIZEN AND THE GWINNETT DAILY POST

    THE ROCKDALE CITIZEN and the GWINNETT DAILY POST are five-day-a-week newspapers that serve communities in the metro Atlanta area with complete local news, sports and lifestyles coverage together with national stories that directly impact their local communities.

    THE ROCKDALE CITIZEN is located in Conyers, Georgia, the county seat of Rockdale County, which is 19 miles east of downtown Atlanta. Rockdale County's population is estimated to be 64,000 in 1996. Conyers is the site of the 1996 Olympic equestrian competition.

    The GWINNETT DAILY POST, which was purchased by the Company in January 1995, is located north of Atlanta in Gwinnett County, one of the fastest growing areas in the nation. Gwinnett's population, which has more than doubled during each of the past two census periods, was estimated at 457,000 in 1995. In September 1995, the Company increased the frequency of publication of the GWINNETT DAILY POST from three to five days per week in an effort to increase circulation.

    The Company's operating strategy with respect to THE ROCKDALE CITIZEN and the GWINNETT DAILY POST is to increase circulation by improving the print quality, increasing the local news content and increasing its telemarketing and promotional efforts. The Rockdale Citizen's printing press is approximately 24 years old and is in good working order. The Company has hired a new president of publishing for THE ROCKDALE CITIZEN and the GWINNETT DAILY POST in order to implement its operating strategy at these newspapers.

SOUTHWEST GEORGIA SHOPPER

    The Southwest Georgia Shopper, Inc., prints and distributes two shoppers, which are direct mailed and rack distributed throughout north Florida and southwest Georgia. These two shoppers represent a consolidation of the seven shoppers that the Company purchased in 1994 and 1995. The Company believes that print quality is an important criterion to advertisers and consumers and, since their acquisition, the Company has accordingly improved the graphics of the shoppers.

INDUSTRY BACKGROUND

    Newspaper publishing is the oldest segment of the media industry and, as a result of the focus on local news, newspapers in general, remain one of the leading media for local advertising. Newspaper advertising revenues are cyclical and have generally been affected by changes in national and regional economic conditions. Financial instability in the retail industry, including bankruptcies of large retailers and consolidations among large retail chains has recently resulted in reduced retail advertising expenditures. Classified advertising, which makes up approximately one-third of newspaper advertising expenditures, can be affected by an economic slowdown and its effect on employment, real estate transactions and automotive sales. However, growth in housing starts and automotive sales, although cyclical in nature, generally provide continued growth in newspaper advertising expenditures.

PAGERS AND PAGING SERVICES

THE PAGING BUSINESS

    The paging business, which is a part of the Phipps Business, is based in Tallahassee, Florida and operates in Columbus, Macon, Albany and Valdosta, Georgia, in Dothan, Alabama, in Tallahassee and Panama City, Florida and in certain contiguous areas. In 1995 the population of this geographic coverage area was approximately 2.3 million. In June 1996, the Company's paging business had approximately 44,000 units in service, representing a penetration rate of approximately 1.9%.

    The Company's paging system operates by connecting a telephone call placed to a local telephone number with a local paging switch. The paging switch processes a caller's information and sends the information to a link transmitter which relays the processed information to paging transmitters, which in turn alert an individual pager by means of a coded radio signal. This process provides service to a "local coverage area." To enhance coverage further to its customer base, all of the Company's local coverage areas are interconnected or networked, providing for "wide area coverage" or "network coverage." A pager's coverage area is programmable and can be customized to include or exclude any particular paging switch and its respective geographic coverage area, thereby allowing the Company's paging customers a choice of coverage areas. In addition, the Company is able to network with other paging companies which share the Company's paging frequencies in other markets, by means of an industry standard network paging protocol, in order to increase the geographic coverage area in which the Company's customers can receive paging service.

    A subscriber to the Company's paging services either owns a pager, thereby paying solely for the use of the Company's paging services, or leases a pager, thereby paying a periodic charge for both the pager and the paging services. Of the Company's pagers currently in service, approximately 72% are owned and maintained by subscribers ("COAM") with the remainder being leased. In recent years, prices for pagers have fallen considerably, and thus there has been a trend toward subscriber ownership of pagers, allowing the Company to maintain lower inventory and fixed asset levels. COAM customers historically stay on service longer, thus enhancing the stability of the subscriber base and earnings. The Company is focusing its marketing efforts on increasing its base of COAM users. The Company purchases all of its pagers from two suppliers, Panasonic and Motorola, with Motorola supplying a majority of such pagers. Due to the high demand from the Company's customers for Motorola pagers, the Company believes that its ability to offer Motorola pagers is important to its business.

    The Company's goal is to increase the number of pagers in service, revenues and cash flow from operations by implementing a plan that focuses on improved operating methods and controls and innovative marketing programs. The Company's paging business has grown in recent years by: (i) increasing the number of business customers; (ii) expanding its resale program; (iii) increasing its retail operations; and (iv) increasing geographical coverage.

INDUSTRY BACKGROUND

    Paging is a method of wireless communication which uses an assigned radio frequency to contact a paging subscriber within a designated service area. A subscriber carries a pager which receives messages by the broadcast of a radio signal. To contact a subscriber, a message is usually sent by placing a telephone call to the subscriber's designated telephone number. The telephone call is received by an electronic paging switch which generates a signal that is sent to radio transmitters in the subscriber's service area. The transmitters broadcast a coded signal that is unique to the pager carried by the subscriber and alerts the subscriber through a tone or vibration that there is a voice, numeric, alphanumeric or other message. Depending upon the topography of the service area, the operating radius of a radio transmitter typically ranges from three to 20 miles.

    Three tiers of carriers have emerged in the paging industry: (i) large nationwide providers serving multiple markets throughout the United States; (ii) regional carriers, like the Company's paging business, which operate in regional markets such as several contiguous states in one geographic region of the United States; and (iii) small, single market operators. The Company believes that the paging industry is undergoing consolidation.

    The paging industry has traditionally marketed its services through direct distribution by sales representatives. In recent years, additional channels of distribution have evolved, including: (i) carrier-operated retail stores; (ii) resellers, who purchase paging services on a wholesale basis from carriers and resell those services on a retail basis to their own customers; (iii) independent sales agents who solicit customers for carriers and are compensated on a commission basis; and (iv) retail outlets that often sell a variety of merchandise, including pagers and other telecommunications equipment.

SATELLITE BROADCASTING

    The Company's satellite broadcasting business provides broadcast and production services through mobile and fixed production units as well as C-band and Ku-band satellite transmission facilities. Clients include The Walt Disney Company, The Golf Channel, USA Network, Turner Broadcasting System, CBS, ABC, PGA Tour Productions and The Children's Miracle Network.

ADDITIONAL INFORMATION ON BUSINESS SEGMENTS

    Reference is made to Note J of Notes to Consolidated Financial Statements of the Company for additional information regarding business segments.

COMPETITION

TELEVISION INDUSTRY

    Competition in the television industry exists on several levels: competition for audience, competition for programming (including news) and competition for advertisers. Additional factors that are material to a television station's competitive position include signal coverage and assigned frequency. The broadcasting industry is faced continually with technological change and innovation, the possible rise in popularity of competing entertainment and communications media and governmental restrictions or actions of federal regulatory bodies, including the FCC and the Federal Trade Commission, any of which could have a material effect on the Company's operations. In addition, since early 1994, there have been a number of network affiliation changes in many of the top 100 television markets. As a result, the major networks have sought longer terms in their affiliation agreements with local stations and generally have increased the compensation payable to the local stations in return for such longer term agreements. During the same time period, the rate of change of ownership of local television stations has increased over past periods.

AUDIENCE. Stations compete for audience on the basis of program popularity, which has a direct effect on advertising rates. A substantial portion of the daily programming on each of the Company's stations is supplied by the network with which each station is affiliated. During those periods, the stations are totally dependent upon the performance of the network programs to attract viewers. There can be no assurance that such programming will achieve or maintain satisfactory viewership levels in the future. Non-network time periods are programmed by the station with a combination of self-produced news, public affairs and other entertainment programming, including news and syndicated programs purchased for cash, cash and barter, or barter only.

    Independent stations, whose number has increased significantly over the past decade, have also emerged as viable competitors for television viewership shares. In addition, UPN and WB have been launched recently as new television networks. The Company is unable to predict the effect, if any, that such networks will have on the future results of the Company's operations.

    In addition, the development of methods of television transmission of video programming other than over-the-air broadcasting, and in particular cable television, has significantly altered competition for audience in the television industry. These other transmission methods can increase competition for a broadcasting station by bringing into its market distant broadcasting signals not otherwise available to the station's audience and also by serving as a distribution system for non-broadcast programming. Through the 1970s, television broadcasting enjoyed virtual dominance in viewership and television advertising revenues because network-affiliated stations competed only with each other in most local markets. Although cable television systems initially retransmitted broadcast television programming to paying subscribers in areas with poor broadcast signal reception, significant increases in cable television penetration in areas that did not have signal reception problems occurred throughout the 1970s and 1980s. As the technology of satellite program delivery to cable systems advanced in the late 1970s, development of programming for cable television accelerated dramatically, resulting in the emergence of multiple, national-scale program alternatives and the rapid expansion of cable television and higher subscriber growth rates. Historically, cable operators have not sought to compete with broadcast stations for a share of the local news audience. Recently, however, certain cable operators have elected to compete for such audiences and the increased competition could have an adverse effect on the Company's advertising revenues.

    Other sources of competition include home entertainment systems (including video cassette recorder and playback systems, video discs and television game devices), "wireless cable" services, satellite master antenna television systems, low power television stations, television translator stations and, more recently, direct broadcast satellite ("DBS") video distribution services, which transmit programming directly to homes equipped with special receiving antennas, and video signals delivered over telephone lines. Public broadcasting outlets in most communities compete with commercial television stations for audience but not for advertising dollars, although this may change as the United States Congress considers alternative means for the support of public television.

    Further advances in technology may increase competition for household audiences and advertisers. Video compression techniques are expected to reduce the bandwidth required for television signal transmission. These compression techniques, as well as other technological developments, are applicable to all video delivery systems, including over-the-air broadcasting, and have the potential to provide vastly expanded programming to highly targeted audiences. Reduction in the cost of creating additional channel capacity could lower entry barriers for new channels and encourage the development of increasingly specialized "niche" programming. This ability to reach very narrowly defined audiences is expected to alter the competitive dynamics for advertising expenditures. In addition, competition in the television industry in the future may come from interactive video and information and data services that may be delivered by commercial television stations, cable television, DBS, multipoint distribution systems, multichannel multipoint distribution systems or other video delivery systems. The Company is unable to predict the effect that these or other technological changes will have on the broadcast television industry or the future results of the Company's operations.

PROGRAMMING. Competition for programming involves negotiating with national program distributors or syndicators that sell first-run and rerun packages of programming. Each station competes against the broadcast station competitors in its market for exclusive access to off-network reruns (such as ROSEANNE) and first-run product (such as ENTERTAINMENT TONIGHT). Cable systems generally do not compete with local stations for programming, although various national cable networks from time to time have acquired programs that would have otherwise been offered to local television stations. Competition exists for exclusive news stories and features as well.

ADVERTISING. Advertising rates are based upon the size of the market in which the station operates, a program's popularity among the viewers that an advertiser wishes to attract, the number of advertisers competing for the available time, the demographic makeup of the market served by the station, the availability of alternative advertising media in the market area, aggressive and knowledgeable sales forces and the development of projects, features and programs that tie advertiser messages to programming. Advertising revenues comprise the primary source of revenues for the Company's stations. The Company's stations compete for such advertising revenues with other television stations and other media in their respective markets. Typically, independent stations achieve a greater proportion of the television market advertising revenues than network affiliated stations relative to their share of the market's audience, because independent stations have greater amounts of available advertising time. The stations also compete for advertising revenues with other media, such as newspapers, radio stations, magazines, outdoor advertising, transit advertising, yellow page directories, direct mail and local cable systems. Competition for advertising dollars in the broadcasting industry occurs primarily within individual markets.

NEWSPAPER INDUSTRY

    The Company's newspapers compete for advertisers with a number of other media outlets, including magazines, radio and television, as well as other newspapers, which also compete for readers with the Company's publications. Many of the Company's newspaper competitors are significantly larger than the Company. The Company attempts to differentiate its publications from other newspapers by focusing on local news and local sports coverage in order to compete with its larger competitors. The Company also seeks to establish its publications as the local newspaper by sponsoring special events of particular community interest.

PAGING INDUSTRY

    The paging industry is highly competitive. Companies in the industry compete on the basis of price, coverage area offered to subscribers, available services offered in addition to basic numeric or tone paging, transmission quality, system reliability and customer service. The Company competes by maintaining competitive pricing of its product and service offerings, by providing high-quality, reliable transmission networks and by furnishing subscribers a superior level of customer service.

    The Company's primary competitors include those paging companies that provide wireless service in the same geographic areas in which the Company operates. The Company experiences competition from one or more competitors in all locations in which it operates. Some of the Company's competitors have greater financial and other resources than the Company.

    The Company's paging services also compete with other wireless communications services such as cellular service. The typical customer uses paging as a low cost wireless communications alternative either on a stand-alone basis or in conjunction with cellular services. Future technological developments in the wireless communications industry and enhancements of current technology, however, could create new products and services, such as personal communications services and mobile satellite services, which are competitive with the paging services currently offered by the Company. Recent and proposed regulatory changes by the FCC are aimed at encouraging such technological developments and new services and promoting competition. There can be no assurance that the Company's paging business would not be adversely affected by such technological developments or regulatory changes.

NETWORK AFFILIATION OF THE STATIONS

    Each of the Company's stations is affiliated with a major network pursuant to an affiliation agreement. Each affiliation agreement provides the affiliated station with the right to broadcast all programs transmitted by the network with which the station is affiliated. In return, the network has the right to sell a substantial majority of the advertising time during such broadcasts. In exchange for every hour that a station elects to broadcast network programming, the network pays the station a specific network compensation payment which varies with the time of day. Typically, prime-time programming generates the highest hourly network compensation payments. Such payments are subject to increase or decrease by the network during the term of an affiliation agreement with provisions for advance notices and right of termination by the station in the event of a reduction in such payments. The NBC affiliation agreements for WALB and WJHG are renewed automatically every five years on September 1 unless the station notifies NBC otherwise. The CBS affiliation agreements for WKYT, WYMT, WRDW, WCTV and WKXT expire on December 31, 2004, December 31, 2004, March 31, 2005, December 31, 1999, and December 31, 1999, respectively.

FEDERAL REGULATION OF THE COMPANY'S BUSINESS

TELEVISION BROADCASTING

EXISTING REGULATION. Television broadcasting is subject to the jurisdiction of the FCC under the Communications Act of 1934, as amended (the "Communications Act") and the Telecommunications Act of 1996 (the "Telecommunications Act"). The Communications Act prohibits the operation of television broadcasting stations except under a license issued by the FCC and empowers the FCC, among other things, to issue, revoke and modify broadcasting licenses, determine the locations of stations, regulate the equipment used by stations, adopt regulations to carry out the provisions of the Communications Act and the Telecommunications Act and impose penalties for violation of such regulations. The Communications Act prohibits the assignment of a license or the transfer of control of a licensee without prior approval of the FCC.

LICENSE GRANT AND RENEWAL. Television broadcasting licenses generally are granted or renewed for a period of five years; recently extended to eight years by the Telecommunications Act, but may be renewed for a shorter period upon a finding by the FCC that the "public interest, convenience, and necessity" would be served thereby. The broadcast licenses for WALB, WJHG, WKYT, WYMT, WRDW, WCTV and WKXT are effective until April 1, 1997, February 1, 1997, August 1, 1997, August 1, 1997,

April 1, 1997, February 1, 1997 and August 1, 1997, respectively. The Telecommunications Act requires a broadcast license to be renewed if the FCC finds that: (i) the station has served the public interest, convenience and necessity; (ii) there have been no serious violations of either the
Telecommunications Act or the FCC's rules  and regulations by the licensee;  and
(iii) there have been no other violations, which taken together would constitute a pattern of abuse. At the time an application is made for renewal of a television license, parties in interest may file petitions to deny, and such parties, including members of the public, may comment upon the service the station has provided during the preceding license term and urge denial of the application. If the FCC finds that the licensee has failed to meet the above-mentioned requirements, it could deny the renewal application or grant a conditional approval, including renewal for a lesser term. The FCC will not consider competing applications contemporaneously with a renewal application.
Only after denying a renewal application can the FCC accept and consider competing applications for the license. Although in the vast majority of cases broadcast licenses are renewed by the FCC even when petitions to deny or competing applications are filed against broadcast license renewal applications, there can be no assurance that the Company's stations' licenses will be renewed. The Company is not aware of any facts or circumstances that could prevent the renewal of the licenses for its stations at the end of their respective license terms.

MULTIPLE OWNERSHIP RESTRICTIONS. Currently, the FCC has rules that limit the ability of individuals and entities to own or have an ownership interest above a certain level (an "attributable" interest, as defined more fully below) in broadcast stations, as well as other mass media entities. The current rules limit the number of radio and television stations that may be owned both on a national and a local basis. On a national basis, the rules preclude any individual or entity from having an attributable interest in more than 12 television stations. Moreover, the aggregate audience reach of co-owned television stations may not exceed 25% of all United States households. An individual or entity may hold an attributable interest in up to 14 television stations (or stations with an aggregate audience reach of 30% of all United States households) if at least two of the stations are controlled by a member of an ethnic minority. The Telecommunications Act directs the FCC to eliminate the restriction on the number of television stations which may be owned or controlled nationally and to increase the national audience reach limitation for television stations to 35%.

    On a local basis, FCC rules currently allow an individual or entity to have an attributable interest in only one television station in a market. In addition, FCC rules and the Telecommunications Act generally prohibit an individual or entity from having an attributable interest in a television station and a radio station, daily newspaper or cable television system that is located in the same local market area served by the television station. Proposals currently before the FCC could substantially alter these standards. For example, in a recently initiated rulemaking proceeding, the FCC suggested narrowing the geographic scope of the local television cross-ownership rule (the so-called "duopoly rule") from Grade B to Grade A contours and possibly permitting some two-station combinations in certain markets. The FCC has also proposed eliminating the TV/radio cross-ownership restriction (the so-called "one-to-a-market" rule) entirely or at least exempting larger markets. In addition, the FCC is seeking comment on issues of control and attribution with respect to local marketing agreements entered into by television stations. It is unlikely that this rulemaking will be concluded until late 1996 or later, and there can be no assurance that any of these rules will be changed or what will be the effect of any such change. The Telecommunications Act expressly does not prohibit any local marketing agreements in compliance with FCC regulations. Furthermore, the Telecommunications Act directs the FCC to conduct a rulemaking proceeding to determine whether restricting ownership of more than one television station in the same area should be retained, modified or eliminated. It is the intent of Congress that if the FCC revises the multiple ownership rules, it should permit co-located VHF-VHF combinations only in compelling circumstances, where competition and diversity will not be harmed.

    The Telecommunications Act also directs the FCC to extend its one-to-a-market waiver policy from the top 25 to any of the top 50 markets. In addition, the Telecommunications Act directs the FCC to permit a television station to affiliate with two or more networks unless such dual or multiple networks are composed of (i) two or more of the four existing networks (ABC, CBS, NBC or Fox) or, (ii) any of the four existing networks and one of the two emerging networks (UPN or WBN). The Company believes that Congress does not intend for these limitations to apply if such networks are not operated simultaneously, or if there is no substantial overlap in the territory served by the group of stations comprising each of such networks. The Telecommunications Act also directs the FCC to revise its rules to permit cross-ownership interests between a broadcast network and a cable system. The Telecommunications Act further authorizes the FCC to consider revising its rules to permit common ownership of co-located broadcast stations and cable systems.

    Expansion of the Company's broadcast operations in particular areas and nationwide will continue to be subject to the FCC's ownership rules and any changes the FCC or Congress may adopt. Any relaxation of the FCC's ownership rules may increase the level of competition in one or more of the markets in which the Company's stations are located, particularly to the extent that the Company's competitors may have greater resources and thereby be in a better position to capitalize on such changes.

    Under the FCC's ownership rules, a direct or indirect purchaser of certain types of securities of the Company could violate FCC regulations if that purchaser owned or acquired an "attributable" or "meaningful" interest in other media properties in the same areas as stations owned by the Company or in a manner otherwise prohibited by the FCC. All officers and directors of a licensee, as well as general partners, uninsulated limited partners and stockholders who own five percent or more of the voting power of the outstanding common stock of a licensee (either directly or indirectly), generally will be deemed to have an "attributable" interest in the licensee. Certain institutional investors which exert no control or influence over a licensee may own up to 10% of the voting power of the outstanding common stock before attribution occurs. Under current FCC regulations, debt instruments, non-voting stock, certain limited partnership interests (provided the licensee certifies that the limited partners are not "materially involved" in the management and operation of the subject media property) and voting stock held by minority stockholders in cases in which there is a single majority stockholder generally are not subject to attribution. The FCC's cross-interest policy, which precludes an individual or entity from having a "meaningful" (even though not "attributable") interest in one media property and an "attributable" interest in a broadcast, cable or newspaper property in the same area, may be invoked in certain circumstances to reach interests not expressly covered by the multiple ownership rules.

    In January 1995, the FCC released a Notice of Proposed Rule Making ("NPRM") designed to permit a "thorough review of [its] broadcast media attribution rules." Among the issues on which comment was sought are (i) whether to change the voting stock attribution benchmarks from five percent to 10% and, for passive investors, from 10% to 20%; (ii) whether there are any circumstances in which non-voting stock interests, which are currently considered non-attributable, should be considered attributable; (iii) whether the FCC should eliminate its single majority shareholder exception (pursuant to which voting interests in excess of five percent are not considered cognizable if a single majority shareholder owns more than 50% of the voting power); (iv) whether to relax insulation standards for business development companies and other widely-held limited partnerships; (v) how to treat limited liability companies and other new business forms for attribution purposes; (vi) whether to eliminate or codify the cross-interest policy; and, (vii) whether to adopt a new policy which would consider whether multiple "cross interests" or other significant business relationships (such as time brokerage agreements, debt relationships or holdings of nonattributable interests), which individually do not raise concerns, raise issues with respect to diversity and competition. It is unlikely that this inquiry will be concluded until late 1996 at the earliest and there can be no assurance that any of these standards will be changed. Should the attribution rules be changed, the Company is unable to predict what, if any, effect it would have on the Company or its activities. To the best of the Company's knowledge, no officer, director or five percent stockholder of the Company currently holds an interest in another television station, radio station, cable television system or daily newspaper that is inconsistent with the FCC's ownership rules and policies or with ownership by the Company of its stations.

ALIEN OWNERSHIP RESTRICTIONS. The Communications Act restricts the ability of foreign entities or individuals to own or hold interests in broadcast licenses. Foreign governments, representatives of foreign governments, non-citizens, representatives of non-citizens, and corporations or partnerships organized under the laws of a foreign nation are barred from holding broadcast licenses. Non-citizens, collectively, may directly or indirectly own or vote up to 20% of the capital stock of a licensee but are prohibited from serving as officers or directors of such licensee. In addition, a broadcast license may not be granted to or held by any corporation that is controlled, directly or indirectly, by any other corporation (i) that has a non-citizen as an officer, (ii) more than one-fourth of whose directors are non-citizens or (iii) more than one-fourth of whose capital stock is owned or voted by non-citizens or their representatives or by foreign governments or their representatives, or by non-U.S. corporations, if the FCC finds that the public interest will be served by the refusal or revocation of such license. The Company has been advised that the FCC staff has interpreted this provision of the Communications Act to require an affirmative public interest finding before a broadcast license may be granted to or held by any such corporation and the FCC has made such an affirmative public interest finding before a broadcast license may be granted to or held by any such corporation and the FCC has made such an affirmative finding only in limited circumstances. The Company, which serves as a holding company for wholly-owned subsidiaries that are licensees for its stations, therefore may be restricted from having (i) more than one-fourth of its stock owned or voted directly or indirectly by non-citizens, foreign governments, representatives of non-citizens or foreign governments, or foreign corporations; (ii) an officer who is a non-citizen; or (iii) more than one-fourth of its board of directors consisting of non-citizens.

RECENT  DEVELOPMENTS.   The  FCC recently  decided to  eliminate the  prime time
access rule ("PTAR"), effective August 30, 1996. PTAR currently limits a station's ability to broadcast network programming (including syndicated programming previously broadcast over a network) during prime time hours. The elimination of PTAR could increase the amount of network programming broadcast over a station affiliated with ABC, NBC, CBS or Fox. Such elimination also could result in (i) an increase in the compensation paid by the network (due to the additional prime time during which network programming could be aired by a network-affiliated station) and (ii) increased competition for syndicated network programming that previously was unavailable for broadcast by network affiliates during prime time. The FCC also recently announced that it was rescinding its remaining financial interest and syndication ("fin\syn") rules. The original rules, first adopted in 1970, severely restricted the ability of a network to obtain financial interests in, or participate in syndication of, prime-time entertainment programming created by independent producers for airing during the networks' evening schedules. The FCC previously lifted the financial interest rules and restraints on foreign syndication.

    Congress has recently enacted legislation and the FCC currently has under consideration or is implementing new regulations and policies regarding a wide variety of matters that could affect, directly or indirectly, the operation and ownership of the Company's broadcast properties. In addition to the proposed changes noted above, such matters include, for example, the license renewal process (particularly the weight to be given to the expectancy of renewal for an incumbent broadcast licensee and the criteria to be applied in deciding contested renewal applications), spectrum use fees, political advertising rates, potential advertising restrictions on the advertising of certain products (beer and wine, for example), the rules and policies to be applied in enforcing the FCC's equal employment opportunity regulations, reinstitution of the Fairness Doctrine (which requires broadcasters airing programming concerning controversial issues of public importance to afford a reasonable opportunity for the expression of contrasting viewpoints), and the standards to govern evaluation of television programming directed toward children and violent and indecent programming (including the possible requirement of what is commonly referred to as the "v-chip," which would permit parents to program television sets so that certain programming would not be accessible by children). Other matters that could affect the Company's broadcast properties include technological innovations and developments generally affecting competition in the mass communications industry, such as the recent initiation of direct broadcast satellite service, and the continued establishment of wireless cable systems and low power television stations.

    The FCC presently is seeking comment on its policies designed to increase minority ownership of mass media facilities. Congress also recently enacted legislation that eliminated the minority tax certificate program of the FCC, which gave favorable tax treatment to entities selling broadcast stations to entities controlled by an ethnic minority. In addition, a recent Supreme Court decision has cast doubt upon the continued validity of many of the congressional programs designed to increase minority ownership of mass media facilities.

DISTRIBUTION OF VIDEO SERVICES BY TELEPHONE COMPANIES. Recent actions by the FCC, Congress and the courts all presage significant future involvement in the provision of video services by telephone companies. The Company cannot predict either the timing or the extent of such involvement.

THE 1992 CABLE ACT. On October 5, 1992, Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"). The FCC began implementing the requirements of the 1992 Cable Act in 1993 and final implementation proceedings remain pending regarding certain of the rules and regulations previously adopted. Certain statutory provisions, such as signal carriage, retransmission consent and equal employment opportunity requirements, have a direct effect on television broadcasting. Other provisions are focused exclusively on the regulation of cable television but can still be expected to have an indirect effect on the Company because of the competition between over-the-air television stations and cable systems.

    The  signal  carriage, or  "must carry,"  provisions of  the 1992  Cable Act require cable operators to carry the signals of local commercial and non-commercial television stations and certain low power television stations. Systems with 12 or fewer usable activated channels and more than 300 subscribers must carry the signals of at least three local commercial television stations. A cable system with more than 12 usable activated channels, regardless of the number of subscribers, must carry the signals of all local commercial television stations, up to one-third of the aggregate number of usable activated channels of such system. The 1992 Cable Act also includes a retransmission consent provision that prohibits cable operators and other multi-channel video programming distributors from carrying broadcast stations without obtaining their consent in certain circumstances. The "must carry" and retransmission consent provisions are related in that a local television broadcaster, on a cable system-by-cable system basis, must make a choice once every three years whether to proceed under the "must carry" rules or to waive that right to mandatory but uncompensated carriage and negotiate a grant of retransmission consent to permit the cable system to carry the station's signal, in most cases in exchange for some form of consideration from the cable operator. Cable systems must obtain retransmission consent to carry all distant commercial stations other than "super stations" delivered via satellite.

    Under rules adopted to implement these "must carry" and retransmission consent provisions, local television stations were required to make an initial election of "must carry" or retransmission consent by June 17, 1993. Stations that failed to elect were deemed to have elected carriage under the "must carry" provisions. Other issues addressed in the FCC rules were market designations, the scope of retransmission consent and procedural requirements for implementing the signal carriage provisions. Each of the Company's stations elected "must carry" status on certain cable systems in its DMA. This election entitles the Company's stations to carriage on those systems until at least December 31, 1996. In certain other situations, the Company's stations entered into "retransmission consent" agreements with cable systems. The Company is unable to predict whether or not these retransmission consent agreements will be extended and, if so, on what terms.

    On April 8, 1993, a special three-judge panel of the U.S. District Court for the District of Columbia upheld the constitutionality of the "must carry" provisions of the 1992 Cable Act. However, on June 27, 1994, the United States Supreme Court in a 5-4 decision vacated the lower court's judgment and remanded the case to the District Court for further proceedings. Although the Supreme Court found the "must carry" rules to be content-neutral and supported by legitimate governmental interests under appropriate constitutional tests, it also found that genuine issues of material fact still remained that must be resolved in a more detailed evidentiary record. On December 12, 1995, the United States District Court for the District of Columbia upheld the "must carry" requirements compelling cable systems to carry broadcast signals. The cable industry plans to appeal this decision. In the meantime, however, the FCC's new "must carry" regulations implementing the 1992 Cable Act remain in effect.

    The 1992 Cable Act also codified the FCC's basic equal employment opportunity ("EEO") rules and the use of certain EEO reporting forms currently filed by television broadcast stations. In addition, pursuant to the 1992 Cable Act's requirements, the FCC has adopted new rules providing for a review of the EEO performance of each television station at the mid-point of its license term (in addition to renewal time). Such a review will give the FCC an opportunity to evaluate whether the licensee is in compliance with the FCC's processing criteria and notify the licensee of any deficiency in its employment profile. Among the other rulemaking proceedings conducted by the FCC to implement provisions of the 1992 Cable Act have been those concerning cable rate regulation, cable technical standards, cable multiple ownership limits and competitive access to programming.

    Among other provisions, the Telecommunications Act redefines the term "cable system" as "a facility that serves subscribers without using any public right of way." It eliminates a single subscriber's ability to initiate a rate complaint proceeding at the FCC and allows a cable operator to move any service off the basic tier in its discretion, other than local broadcast signals and access channels required to be carried on the basic tier.

ADVANCED TELEVISION SERVICE. The FCC has proposed the adoption of rules for implementing advanced television ("ATV") service in the United States. Implementation of digital ATV will improve the technical quality of television signals receivable by viewers and will provide broadcasters the flexibility to offer new services, including high-definition television ("HDTV"), simultaneous broadcasting of multiple programs of standard definition television ("SDTV") and data broadcasting.

    The FCC must adopt ATV service rules and a table of ATV allotments before broadcasters can provide these services enabled by the new technology. On July 28, 1995, the FCC announced the issuance of a NPRM to invite comment on a broad range of issues related to the implementation of ATV, particularly the transition to digital broadcasting. The FCC announced that the anticipated role of digital broadcasting will cause it to revisit certain decisions made in an earlier order. The FCC also announced that broadcasters will be allowed greater flexibility in responding to market demand by transmitting a mix of HDTV, SDTV and perhaps other services. The FCC also stated that the NPRM would be followed by two additional proceedings and that a Final Report and Order which will launch the ATV system is anticipated in 1996.

    The Telecommunications Act directs the FCC, if it issues licenses for ATV, to limit the initial eligibility for such licenses to incumbent broadcast licensees. It also authorizes the FCC to adopt regulations that would permit broadcasters to use such spectrum for ancillary or supplementary services. It is expected that the FCC will assign all existing television licensees a second channel on which to provide ATV simultaneously with their current NTSC service. It is possible after a period of years that broadcasters would be required to cease NTSC operations, return the NTSC channel to the FCC, and broadcast only with the newer digital technology. Some members of Congress have advocated authorizing the FCC to auction either NTSC or ATV channels; however, the Telecommunications Act allows the FCC to determine when such licenses will be returned and how to allocate returned spectrum.

    Under certain circumstances, conversion to ATV operations would reduce a station's geographical coverage area but the majority of stations will obtain service areas that match or exceed the limits of existing operations. Due to additional equipment costs, implementation of ATV will impose some near-term financial burdens on television stations providing the service. At the same time, there is a potential for increased revenues to be derived from ATV. Although the Company believes the FCC will authorize ATV in the United States, the Company cannot predict precisely when or under what conditions such authorization might be given, when NTSC operations must cease, or the overall effect the transition to ATV might have on the Company's business.

DIRECT BROADCASTING SATELLITE SYSTEMS. The FCC has authorized DBS, a service which provides video programming via satellite directly to home subscribers. Local broadcast stations and broadcast network programming are not carried on DBS systems. Proposals recently advanced in the Telecommunications Act include a prohibition on restrictions that inhibit a viewer's ability to receive video programming through DBS services. The FCC has exclusive jurisdiction over the regulation of DBS service. The Company cannot predict the impact of this new service upon the Company's business.

PAGING

FEDERAL REGULATION. The Company's paging operations are subject to regulation by the FCC under the Communications Act. The FCC has granted the Company licenses to use the radio frequencies necessary to conduct its paging operations. Licenses issued by the FCC to the Company set forth the technical parameters, such as signal strength and tower height, under which the Company is authorized to use those frequencies.

LICENSE GRANT AND RENEWAL. The FCC licenses granted to the Company are for varying terms of up to 10 years, at the end of which renewal applications must be approved by the FCC. The Company currently has 23 FCC licenses for its paging business. Five of such licenses will expire in 1997, 12 will expire in 1999, four will expire in 2000, one will expire in 2001 and one is currently awaiting renewal. In the past, paging license renewal applications generally have been granted by the FCC in most cases upon a demonstration of compliance with FCC regulations and adequate service to the public. Although the Company is unaware of any circumstances which could prevent the grant of renewal applications, no assurance can be given that any of the Company's licenses will be free of competing applications or will be renewed by the FCC. Furthermore, the FCC has the authority to restrict the operation of licensed facilities or to revoke or modify licenses. None of the Company's licenses has ever been revoked or modified involuntarily.

    The FCC has enacted regulations regarding auctions for the award of radio spectrum licenses. Pursuant to such rules, the FCC at any time may require auctions for new or existing services prior to the award of any license. Accordingly, there can be no assurance that the Company will be able to procure additional frequencies, or to expand existing paging networks operating on frequencies for which the Company is currently licensed into new geographical areas. In March 1994, the FCC adopted rules pursuant to which the FCC will utilize competitive bidding to select Commercial Mobile Radio Service ("CMRS") licensees when more than one entity has filed a timely application for the same license. These competitive bidding rules could require that FCC licensees make significant investments in order to obtain spectrum. While the FCC has not yet applied these rules to paging licenses, it could do so at any time. The Company also believes that this rule change may increase the number of competitors which have significant financial resources and may provide an added incentive to build out their systems quickly.

RECENT DEVELOPMENTS. On February 8, 1996, the FCC announced a temporary cessation in the acceptance of applications for new paging stations, and placed certain restrictions on the extent to which current licensees can expand into new territories on an existing channel. The FCC has initiated an expedited comment period in which it will consider whether these interim processing procedures should be relaxed. The FCC is also considering whether CMRS operators should be obligated to interconnect their systems with others and be prohibited from placing restrictions on the resale of their services.

    The FCC recently adopted rules generally revising the classification of the services offered by paging companies. Traditionally, paging companies have been classified either as Private Common Carriers or Private Carrier Paging Operators or as resellers. Pursuant to the FCC's recently adopted rules, which aim to reduce the disparities in the regulatory treatment of similar mobile services, the

Company's paging services are or will be classified as CMRS. The Company believes that such parity will remove certain regulatory advantages which private carrier paging competitors have enjoyed under the previous classification scheme, although private carrier paging companies will be subject to a transition period through August 1996 before these new rules are applicable.

    The Telecommunications Act may affect the Company's paging business. Some aspects of the new statute could have beneficial effect on the Company's paging business. For example, proposed federal guidelines regarding antenna siting issues may remove local and state barriers to the construction of communications facilities, and efforts to increase competition in the local exchange and interexchange industries may reduce the cost to the Company of acquiring necessary communications services and facilities. On the other hand, some provisions relating to common carrier interconnection, telephone number portability, equal access, the assignment of new area codes, resale requirements and auction authority may place additional burdens upon the Company or subject the Company to increased competition.

    In  addition to regulation by the FCC, paging systems are subject to certain
Federal  Aviation  Administration  regulations  with  respect  to  the   height,
location, construction, marking and lighting of towers and antennas.

STATE REGULATION. As a result of the enactment by Congress of the Omnibus Budget Reconciliation Act of 1993, the authority of the states to regulate the Company's paging operations was severely curtailed as of August 1994. At this time the Company is not aware of any proposed state legislation or regulations which would have a material adverse impact on the Company's paging business. There can be no assurance, however, that such legislation or regulations will not be passed in the future.

  EMPLOYEES

    As of March 1996, the Company (excluding the Phipps Business) had 740 full-time employees, of which 450 were employees of the Company's stations, 280 were employees of the Company's publications and 10 were corporate and administrative personnel. None of the Company's employees are represented by unions. The Company believes that its relations with its employees are satisfactory.

ITEM 2.  PROPERTIES

    The Company's principal executive offices are located at 126 North Washington Street, Albany, Georgia 31701, which is owned by The Albany Herald Publishing Company, Inc. (the "Albany Herald"). The Albany Herald also owns the adjacent building on the corner of Pine Avenue in Albany. The building located at 126 North Washington Street contains administration, news and advertising offices and the adjacent buildings located on Pine Avenue contain the printing press and production facilities, as well as paper storage and maintenance. These buildings contain approximately 83,000 square feet. In addition, the parking lot for the employees and customers of THE ALBANY HERALD is located immediately across Pine Avenue from the administration offices.

    The types of properties required to support television stations include offices, studios, transmitter sites and antenna sites. The types of properties required to support newspaper publishing include offices, facilities for the printing press and production and storage. A station's studios are generally housed with its offices in business districts. The transmitter sites and antenna are generally located in elevated areas to provide optimal signal strength and coverage.

    The following table sets forth certain information regarding the Company's properties.

TELEVISION BROADCASTING

   STATION/APPROXIMATE
        PROPERTY                                           OWNED         APPROXIMATE      EXPIRATION
        LOCATION                      USE                OR LEASED          SIZE           OF LEASE
- -------------------------  -------------------------  ---------------  ---------------  ---------------
WKYT
  Lexington, KY            Office, studio and                  Owned   34,500 sq. ft.                 -
                            transmission tower site                     building on 20
                                                                        acres
WYMT
  Hazard, KY               Office and studio                   Owned   21,200 sq. ft.                 -
                                                                        building
  Hazard, KY               Transmission tower site            Leased          -            June 2015
  Hazard, KY               Transmitter building and            Owned   1,248 sq. ft.                  -
                            improvements
WRDW
  North Augusta, SC        Office and studio                   Owned   17,000 sq. ft.                 -
                           Transmission tower site             Owned   143 acres                      -
WALB
  Albany, GA               Office and studio                   Owned   13,700 sq. ft.                 -
  Albany, GA               Transmission tower site             Owned   21 acres                       -
WJHG
  Panama City, FL          Office and studio                   Owned   14,000 sq. ft.                 -
  Youngstown, FL           Transmission tower site             Owned   17 acres                       -
WKXT
  Knoxville, TN            Office and studio                   Owned   18,300 sq. ft.                --
  Knoxville, TN            Transmission tower site            Leased   Tower space         Dec. 1998
WCTV
  Tallahassee, FL          Office and studio                  Leased   22,000 sq. ft.      Dec. 2014
  Metcalf, GA              Transmission tower site             Owned   182 acres                     --

PUBLISHING

                                                                     OWNED         APPROXIMATE      EXPIRATION
     COMPANY/PROPERTY LOCATION                  USE                OR LEASED          SIZE           OF LEASE
- -----------------------------------  -------------------------  ---------------  ---------------  ---------------
The Albany Herald Publishing         See above                       See above   See above           See above
 Company, Inc.
The Rockdale Citizen Publishing
 Company                             Offices, printing press             Owned   20,000 sq. ft.                 -
   Conyers, GA                        and production facility
                                      for THE ROCKDALE CITIZEN
Lawrenceville, GA                    Offices and production             Leased   11,000 sq. ft.      Nov. 1997
                                      facilities of the
                                      GWINNETT DAILY POST
The Southwest Georgia Shoppers Inc.
  Tallahassee, FL                    Offices                             Owned   5,500 sq. ft.                 --

PAGING

                                                                       OWNED         APPROXIMATE      EXPIRATION
       COMPANY/PROPERTY LOCATION                  USE                OR LEASED          SIZE           OF LEASE
  -----------------------------------  -------------------------  ---------------  ---------------  ---------------
   Albany GA                           Office                              Leased      800 sq. ft.       March 1996
  Columbus, GA                         Office                              Leased    1,000 sq. ft.        July 1997
  Dothan, AL                           Office                              Leased      800 sq. ft.        Feb. 1995
  Macon, GA                            Office                              Leased    1,260 sq. ft.        July 1998
  Tallahassee, GA                      Office                              Leased    2,400 sq. ft.   Month to month
  Thomasville, GA                      Office                              Leased      300 sq. ft.   Month to month
  Valdosta, GA                         Office                              Leased      400 sq. ft.         May 1997
  Panama City, FL                      Office                              Leased    1,050 sq. ft.        Jan. 1998

ITEM 3.  LEGAL PROCEEDINGS

    The Company is not party to any legal proceedings in which an adverse outcome would have a material adverse effect, either individually or in the aggregate, upon the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders of the Company during the fourth quarter of the year ended December 31, 1995.

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

    Since June 30, 1995, the Company's Class A Common Stock has been listed and traded on The New York Stock Exchange (the "NYSE") under the symbol "GCS." The following table sets forth the high and low sale prices (restated to give effect to the three-for-two stock split) of the Class A Common Stock as reported by the NYSE for the period after June 30, 1995 and, prior to such time, the high and low bid quotations as reported on the NASDAQ Small Cap Market.

                                                                                 CLASS A
                                                                               COMMON STOCK             CASH
                                                                           --------------------      DIVIDENDS
                                                                             HIGH        LOW     DECLARED PER SHARE
                                                                           ---------  ---------  ------------------
FISCAL 1994
    First Quarter........................................................  $    9.67  $    8.67      $    .0133
    Second Quarter.......................................................       9.33       8.50           .0133
    Third Quarter........................................................       9.83       9.33           .0133
    Fourth Quarter.......................................................      11.00       9.83           .0267
FISCAL 1995
    First Quarter........................................................  $   14.50  $   10.67      $      .02
    Second Quarter.......................................................      19.33      14.50             .02
    Third Quarter........................................................      24.33      16.75             .02
    Fourth Quarter.......................................................      22.38      16.38             .02

    As of March 31, 1996, the Company had 4,462,832 outstanding shares of Class A Common Stock held by approximately 228 shareholders of record.

    The Company has paid a dividend on its Class A Common Stock since 1967. Prior to the Stock Offering the Company intends, subject to the receipt of shareholder approval, to amend its Articles of Incorporation to increase the voting power of the Class A Common Stock and the Class B Common Stock to 10
votes per share and one vote per share, respectively. The Articles of Incorporation, as amended, will require that the Class A Common Stock and the Class B Common Stock receive dividends on a PARI PASSU basis. There can be no assurance of the Company's ability to continue to pay any dividends on either class of Common Stock.

    The Senior Credit Facility and the Notes each contain covenants that restrict the ability of the Company to pay dividends on its capital stock. However, the Company does not believe that such covenants currently materially limit its ability to pay dividends at the recent quarterly rate of $.02. In addition to the foregoing, the declaration and payment of dividends on the Class A Common Stock and the Class B Common Stock are subject to the discretion of the Board of Directors. Any future payments of dividends will depend on the earnings and financial position of the Company and such other factors as the Board of Directors deems relevant.

ITEM 6.  SELECTED FINANCIAL DATA

    Set forth below are certain selected historical consolidated financial data of the Company. This information should be read in conjunction with the consolidated financial statements of the Company and related notes thereto appearing elsewhere herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The selected consolidated financial data for, and as of the end of, each of the years in the four-year period ended December 31, 1995 are derived from the audited consolidated financial statements of the Company. The selected consolidated financial data for and as of the year ended December 31, 1991 are derived from unaudited financial statements, since the Company had a June 30 fiscal year.

                                                                                 YEAR ENDED DECEMBER 31
                                                                  -----------------------------------------------------
                                                                    1991       1992       1993       1994       1995
                                                                  ---------  ---------  ---------  ---------  ---------
(IN THOUSANDS, EXCEPT PER SHARE DATA)                             (UNAUDITED)
STATEMENT OF INCOME DATA:
Operating revenues:
  Broadcasting (less agency commissions)                          $  13,553  $  15,131  $  15,004  $  22,826  $  36,750
  Publishing                                                          8,968      9,512     10,109     13,692     21,866
                                                                  ---------  ---------  ---------  ---------  ---------
Total revenues                                                       22,521     24,643     25,113     36,518     58,616
Expenses:
  Broadcasting                                                        9,672      9,753     10,029     14,864     23,202
  Publishing                                                          6,444      6,752      7,662     11,198     20,016
  Corporate and administrative                                        1,889      2,627      2,326      1,959      2,258
  Depreciation                                                        1,487      1,197      1,388      1,745      2,633
  Amortization of intangible assets                                      14         44        177        396      1,326
  Non-cash compensation paid in common stock                             --         --         --         80      2,321
                                                                  ---------  ---------  ---------  ---------  ---------
Total expenses                                                       19,506     20,373     21,582     30,242     51,756
                                                                  ---------  ---------  ---------  ---------  ---------
Operating income                                                      3,015      4,270      3,531      6,276      6,860
                                                                  ---------  ---------  ---------  ---------  ---------
Miscellaneous income (expense), net                                     778     (1,519)       202        189        143
                                                                  ---------  ---------  ---------  ---------  ---------
Income from continuing operations before interest expense and
 income taxes                                                         3,793      2,751      3,733      6,465      7,003
Interest expense                                                        787      1,486        985      1,923      5,438
                                                                  ---------  ---------  ---------  ---------  ---------
Income from continuing operations before income taxes                 3,006      1,265      2,748      4,542      1,565
Federal and state income taxes                                        1,156        869      1,068      1,776        634
                                                                  ---------  ---------  ---------  ---------  ---------
Income from continuing operations                                     1,850        396      1,680      2,766        931
Discontinued business:
  Income (loss) from operations of discontinued business, net of applicable income tax expense (benefit) of ($55), ($79) and
   $30, respectively                                                    (90)      (129)        48         --         --
  Gain on disposal of discontinued business, net of applicable
   income tax expense of $501                                            --         --        818         --         --
                                                                  ---------  ---------  ---------  ---------  ---------
Net income                                                        $   1,760  $     267  $   2,546  $   2,766  $     931
                                                                  ---------  ---------  ---------  ---------  ---------
                                                                  ---------  ---------  ---------  ---------  ---------
Average outstanding common shares                                     6,469      4,668      4,611      4,689      4,481
                                                                  ---------  ---------  ---------  ---------  ---------
                                                                  ---------  ---------  ---------  ---------  ---------
Income from continuing operations per common share                $    0.29  $    0.09  $    0.36  $    0.59  $    0.21
                                                                  ---------  ---------  ---------  ---------  ---------
                                                                  ---------  ---------  ---------  ---------  ---------
Cash dividends per common share                                   $    0.05  $    0.07  $    0.07  $    0.07  $    0.08
                                                                  ---------  ---------  ---------  ---------  ---------
                                                                  ---------  ---------  ---------  ---------  ---------

BALANCE SHEET DATA (AT END OF PERIOD):
Working capital (deficiency)                                      $   6,740  $   2,976  $   2,579  $   1,075  $    (221)
Total assets                                                         31,548     24,173     21,372     68,789     78,240
Total debt                                                           20,378     12,412      7,759     52,940     54,325
Total stockholders' equity                                        $   5,853  $   4,850  $   7,118  $   5,001  $   8,986

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS OF THE COMPANY

INTRODUCTION

    The following analysis of the financial condition and results of operations of the Company should be read in conjunction with the Company's consolidated financial statements and notes thereto included elsewhere herein.

    The Company derives its revenues from its television broadcasting and publishing operations. As a result of the Kentucky Acquisition (as defined) in 1994 and the Augusta Acquisition, which was completed in January 1996, the proportion of the Company's revenues derived from television broadcasting has increased and this proportion will continue to increase as a result of the Phipps Acquisition, which is expected to occur by September 1996. As a result of the higher operating margins associated with the Company's television broadcasting operations, the profit contribution of these operations as a percentage of revenues, has exceeded, and is expected to continue to exceed, the profit contribution of the Company's publishing operations. Set forth below, for the periods indicated, is certain information concerning the relative contributions of the Company's television broadcasting and publishing operations.

                                     YEAR ENDED DECEMBER 31
                ----------------------------------------------------------------
                        1993                  1994                  1995
                --------------------  --------------------  --------------------
(DOLLARS IN                 PERCENT               PERCENT               PERCENT
 THOUSANDS)      AMOUNT    OF TOTAL    AMOUNT    OF TOTAL    AMOUNT    OF TOTAL
                ---------  ---------  ---------  ---------  ---------  ---------
TELEVISION
 BROADCASTING
Revenues        $15,003.7      59.8%  $22,826.4      62.5%  $36,750.0      62.7%
Operating
 income (1)       4,070.6      66.9     6,556.0      78.4    10,585.2      94.1

PUBLISHING
Revenues        $10,109.4      40.2%  $13,692.0      37.5%  $21,866.2      37.3%
Operating
 income (1)       2,009.1      33.1     1,804.0      21.6       660.2       5.9

- ------------------------
(1)  Excludes any allocation of corporate and administrative expenses.

TELEVISION BROADCASTING

    Set forth below are the principal types of broadcasting revenues earned by the Company's television stations for the periods indicated and the percentage contribution of each to total Company revenues:

                                     YEAR ENDED DECEMBER 31
                ----------------------------------------------------------------
                        1993                  1994                  1995
                --------------------  --------------------  --------------------
                            PERCENT               PERCENT               PERCENT
                           OF TOTAL              OF TOTAL              OF TOTAL
(DOLLARS IN                 COMPANY               COMPANY               COMPANY
 THOUSANDS)      AMOUNT    REVENUES    AMOUNT    REVENUES    AMOUNT    REVENUES
                ---------  ---------  ---------  ---------  ---------  ---------
Net revenues:
  Local         $ 7,312.3      29.2%  $12,191.4      33.4%  $20,888.1      35.6%
  National        6,102.8      24.3     7,804.4      21.4    10,881.1      18.6
  Network
   compensation   1,286.1       5.1     1,297.5       3.5     2,486.8       4.2
  Political          17.7       0.1     1,029.0       2.8     1,174.2       2.0
  Production
   and other        284.8       1.1       504.1       1.4     1,319.8       2.3
                ---------  ---------  ---------  ---------  ---------  ---------
                $15,003.7      59.8%  $22,826.4      62.5%  $36,750.0      62.7%
                ---------  ---------  ---------  ---------  ---------  ---------
                ---------  ---------  ---------  ---------  ---------  ---------

    In the Company's broadcasting operations, broadcast advertising is sold for placement either preceding or following a television stations' network programming and within local and syndicated programming. Broadcast advertising is sold in time increments and is priced primarily on the basis of a program's popularity among the specific audience an advertiser desires to reach, as measured by Nielsen. In addition, broadcast advertising rates are affected by the number of advertisers competing for the available time, the size and demographic makeup of the market served by the station and the availability of alternative advertising media in the market area. Broadcast advertising rates are the highest during the most desirable viewing hours, with corresponding reductions during other hours. The ratings of a local station affiliated with a major network can be affected by ratings of network programming.

    Most broadcast advertising contracts are short-term, and generally run only for a few weeks. The Company estimates that approximately 56.5% of the gross revenues of the Company's television stations for the year ended December 31, 1995 were generated from local advertising, which is sold by a station's sales staff directly to local accounts, and the remainder represents national advertising, which is sold by a station's national advertising sales representative. The stations generally pay commissions to advertising agencies on local, regional and national advertising and the stations also pay commissions to the national sales representative on national advertising.

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

PUBLISHING

    Set forth below are the principal types of publishing revenues earned by the Company's publishing operations for the periods indicated and the percentage contribution of each to total Company revenues.

                                     YEAR ENDED DECEMBER 31
                ----------------------------------------------------------------
                        1993                  1994                  1995
                --------------------  --------------------  --------------------
                            PERCENT               PERCENT               PERCENT
                           OF TOTAL              OF TOTAL              OF TOTAL
                            COMPANY               COMPANY               COMPANY
                 AMOUNT    REVENUES    AMOUNT    REVENUES    AMOUNT    REVENUES
                ---------  ---------  ---------  ---------  ---------  ---------
(DOLLARS IN
 THOUSANDS)
Revenues:
  Retail
   advertising  $ 5,734.3      22.8%  $ 7,460.3      20.4%  $11,044.2      18.8%
  Classified      2,336.5       9.3     3,174.2       8.7     5,323.8       9.1
  Circulation     2,011.8       8.0     2,628.9       7.2     3,783.8       6.5
  Other              26.8       0.1       428.6       1.2     1,714.4       2.9
                ---------  ---------  ---------  ---------  ---------  ---------
                $10,109.4      40.2%  $13,692.0      37.5%  $21,866.2      37.3%
                ---------  ---------  ---------  ---------  ---------  ---------
                ---------  ---------  ---------  ---------  ---------  ---------

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

    The publishing operations' primary operating expenses are employee compensation, related benefits and newsprint costs. In addition, publishing operations incur overhead expenses such as maintenance, supplies, insurance, rent and utilities. A large portion of the operating expenses of the publishing operations is fixed, although the Company has experienced significant variability in its newsprint costs in recent years.

MEDIA CASH FLOW

    The following table sets forth certain operating data for both the broadcast and publishing operations for the years ended December 31, 1993, 1994 and 1995.

                                                                 YEAR ENDED DECEMBER 31
                                                             -------------------------------
(DOLLARS IN THOUSANDS)                                         1993       1994       1995
                                                             ---------  ---------  ---------
Operating income                                             $ 3,530.7  $ 6,276.4  $ 6,859.7
Add:
  Amortization of program license rights                         924.9    1,218.0    1,647.0
  Depreciation and amortization                                1,564.8    2,141.6    3,958.9
  Corporate overhead                                           2,326.7    1,958.4    2,258.3
  Non-cash compensation and contributions to the Company's
   401(k) plan,
   paid in common stock                                              -      109.5    2,612.2
Less:
  Payments for program license liabilities                      (976.2)  (1,181.6)  (1,776.8)
                                                             ---------  ---------  ---------
Media Cash Flow (1)                                          $ 7,370.9  $10,522.3  $15,559.3
                                                             ---------  ---------  ---------
                                                             ---------  ---------  ---------

- ------------------------
(1) Of Media Cash Flow, $4.9 million, $8.0 million and $13.6 million was attributable to the Company's broadcasting operations in 1993, 1994 and 1995, respectively.

    "Media Cash Flow" is defined as operating income from broadcast and publishing operations (and includes paging with regard to the Phipps Business) before income taxes and interest expense, plus depreciation and amortization (including amortization of program license rights), non-cash compensation and corporate overhead, less payments for program license liabilities. The Company has included Media Cash Flow data because such data are commonly used as a measure of performance for broadcast companies and are also used by investors to measure a company's ability to service debt. Media Cash Flow is not, and should not be used as, an indicator or alternative to operating income, net income or cash flow as reflected in the consolidated financial statements of the Company and is not a measure of financial performance under generally accepted accounting principles ("GAAP") and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.

ACQUISITIONS

    Since 1994, the Company has completed several broadcasting and publishing acquisitions. The operating results of the Company reflect significant increases in substantially all line items between the years ended December 31, 1994 and 1995. The principal reason for these increases is the acquisition by the Company in September 1994 of WKYT and WYMT (together, the "Kentucky Business") for $38.1 million and the assumption of $2.3 million of liabilities (the "Kentucky Acquisition"). In addition, during 1994 the Company acquired THE ROCKDALE CITIZEN for approximately $4.8 million (May 1994) and four shoppers for approximately $1.5 million (October 1994) (collectively the "1994 Publishing Acquisitions"), and during 1995 the Company acquired the GWINNETT DAILY POST for approximately $3.7 million (January 1995) and three shoppers for an aggregate purchase price of approximately $1.4 million (September 1995) (collectively the "1995 Publishing Acquisitions"). The 1994 Publishing Acquisitions and the 1995 Publishing Acquisitions are collectively referred to as the "Publishing Acquisitions."

CASH FLOW PROVIDED BY (USED IN) OPERATING, INVESTING AND FINANCING ACTIVITIES.

    The following table sets forth certain operating data for the Company for the years ended December 31, 1993, 1994 and 1995.

                                                                      YEAR ENDED DECEMBER 31
                                                                  -------------------------------
(DOLLARS IN THOUSANDS)                                              1993       1994       1995
                                                                  ---------  ---------  ---------
Cash flows provided by (used in):
    Operating activities                                          $   1,324  $   5,798  $   7,600
    Investing activities                                              3,062    (42,770)    (8,929)
    Financing activities                                             (4,932)    37,200      1,331

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

REVENUES. Total revenues for the year ended December 31, 1995 increased $22.1 million, or 60.5%, over the year ended December 31, 1994, from $36.5 million to $58.6 million. This increase was attributable to (i) the effect of owning the Kentucky Business for all of 1995 versus the last four months of 1994 ($12.9 million), (ii) the Publishing Acquisitions ($6.4 million) and (iii) increases in total revenues of the Company of $2.8 million (excluding the Kentucky Business and the Publishing Acquisitions). The Kentucky Acquisition and the Publishing Acquisitions accounted for $19.3 million, or 87.3%, of the revenue increase.

    Broadcast net revenues increased $13.9 million, or 61.0%, over the prior year, from $22.8 million to $36.7 million. Revenues generated by the Kentucky
Acquisition accounted for $12.9 million, or 92.8%, of the increase. On a pro forma basis, broadcast net revenues for the Kentucky Business for the year ended December 31, 1995 increased $2.7 million, or 16.1%, over the year ended December 31, 1994, from $16.6 million to $19.3 million. Broadcast net revenues, excluding the Kentucky Acquisition, increased 6.1%, or $1.0 million, over the prior year. Approximately $889,000 and $304,000 of the $1.0 million increase in total broadcast net revenues, excluding the Kentucky Acquisition, were due to higher local and national advertising spending, respectively. Approximately $417,000 of the $1.0 million increase in total broadcast net revenues, excluding the Kentucky Acquisition, is a result of higher network compensation negotiated by the Company with CBS and NBC. These increases were offset by a $617,000 decrease in political advertising revenues associated with cyclical political activity.

    Publishing revenues increased $8.2 million, or 59.7%, over the prior year, from $13.7 million to $21.9 million. Approximately $6.4 million, or 77.8%, of the increase was due to the Publishing Acquisitions. Publishing revenues, excluding the Publishing Acquisitions, increased $1.8 million, or 15.5%, over the prior year. Advertising and circulation revenue, excluding the Publishing Acquisitions, comprised approximately $885,000 and $511,000, respectively, of the revenue increase. This increase in circulation revenue can be attributed primarily to price increases over the prior year. This increase in classified advertising, excluding the Publishing Acquisitions, was primarily the result of rate and linage increases. Approximately $417,000 of the revenue increase, excluding the Publishing Acquisitions, was the result of higher special events and commercial printing revenues.

OPERATING EXPENSES. Operating expenses for the year ended December 31, 1995 increased $21.5 million, or 71.1%, over the year ended December 31, 1994, from $30.2 million to $51.7 million, primarily due to the Kentucky Acquisition ($9.8 million) and the Publishing Acquisitions ($7.6 million).

    Broadcasting expenses increased $8.3 million, or 56.1%, over the prior year, from $14.9 million to $23.2 million. The increase was attributable primarily to the Kentucky Acquisition. On a pro forma basis, broadcast expenses for the Kentucky Business for the year ended December 31, 1995 increased $1.5 million, or 14.3%, over the year ended December 31, 1994, from $10.7 million to $12.2 million.

The increase in broadcast expenses for the Kentucky Business can be attributed primarily to increased payroll related costs and sales commissions. Broadcasting expenses, excluding the Kentucky Acquisition, remained relatively constant primarily as a result of lower syndicated film programming costs offset by higher payroll related costs.

    Publishing expenses increased $8.8 million, or 78.7%, over the prior year, from $11.2 million to $20.0 million. Approximately $7.1 million, or 80.6%, of the increase was due to the Publishing Acquisitions. Publishing expenses, excluding the Publishing Acquisitions, increased $1.7 million, or 18.5%, primarily due to a 40% increase in newsprint cost, increased payroll related costs and product delivery and promotion costs.

    Corporate and administrative expenses increased $300,000, or 15.3%, over the prior year, from $2.0 million to $2.3 million. This increase was attributable primarily to the amendment of an employment agreement with the Company's former chief executive officer, which resulted in a $440,000 charge to expense.

    Depreciation of property and equipment and amortization of intangible assets was $3.9 million for the year ended December 31, 1995, compared to $2.1 million for the prior year, an increase of $1.8 million, or 84.9%. This increase was primarily the result of higher depreciation and amortization costs related to the Kentucky Acquisition and the Publishing Acquisitions.

    Non-cash compensation paid in Class A Common Stock resulted from the Company's employment agreements with its current President and its former chief executive officer. The current President's employment agreement provides him with 122,034 shares of Class A Common Stock if his employment continues until September 1999. The Company will recognize $1.2 million of compensation expense for this award ratably over such five-year period. This agreement resulted in a charge to expense of $240,000 for the year ended December 31, 1995 as compared to $80,000 for the year ended December 31, 1994. In addition, the Company awarded 150,000 shares of Class A Common Stock, pursuant to the amended employment agreement with its former chief executive officer, which resulted in an expense of $2.1 million, all of which was recognized in 1995.

INTEREST EXPENSE. Interest expense increased $3.5 million, or 182.8%, from $1.9 million for the year ended December 31, 1994 to $5.4 million for the year ended December 31, 1995. This increase was attributable primarily to increased levels of debt resulting from the financing of the Kentucky Acquisition and the Publishing Acquisitions. The Company entered into a $25 million notional amount five year interest rate swap agreement on June 2, 1995, to effectively convert a portion of its floating rate debt to a fixed rate basis. The interest rate swap fixed the LIBOR base rate of the Old Credit Facility at 6.105% for the notional amount. Additional interest was due to or received from the bank based upon a comparison of the fixed base rate to the bank's three-month LIBOR rate on a quarterly basis. The Company recorded approximately $34,000 of interest expense relative to the interest rate swap in 1995. The effective interest rate of the Old Credit Facility and interest rate swap at December 31, 1995 was approximately 8.64% and 9.10%, respectively.

NET INCOME. Net income for the Company was $931,000 for the year ended December 31, 1995, compared with $2.8 million for the year ended December 31, 1994, a decrease of $1.9 million.

YEAR ENDED DECEMBER 31, 1994 COMPARED TO YEAR ENDED DECEMBER 31, 1993

REVENUES. Total revenues for the year ended December 31, 1994 increased $11.4 million or 45.4% over the year ended December 31, 1993, from $25.1 million to $36.5 million. Excluding the Kentucky Acquisition and the 1994 Publishing Acquisitions, the increase was $3.1 million or 12.3%.

    Broadcast net revenues increased $7.8 million or 52.1% over the prior year, from $15.0 million to $22.8 million. Broadcast net revenues, excluding the Kentucky Acquisition, increased 9.8% or $1.5 million over the prior year. The Kentucky Acquisition contributed $6.3 million to this increase. Excluding the Kentucky Acquisition, approximately $921,000 of the $1.5 million increase was a result of higher levels of political advertising spending due to cyclical election activity in the Company's broadcast markets. Excluding the Kentucky Acquisition, local and national advertising contributed an additional $668,000 to the revenue increase. These increases were offset by decreased network compensation related to the preemption of network programming in favor of local advertising.

    Publishing revenues increased $3.6 million or 35.4% over the prior year, from $10.1 million to $13.7 million. The 1994 Publishing Acquisitions contributed $2.0 million to this increase. Publishing revenues, excluding the 1994 Publishing Acquisitions, increased $1.6 million over the prior year. Advertising and circulation revenues comprised $833,000 and $436,000, respectively, of the revenue increase. Special events and commercial printing services accounted for $344,000 of the revenue increase.

OPERATING EXPENSES. Operating expenses for the year ended December 31, 1994 increased $8.7 million or 40.1% over the year ended December 31, 1993, from $21.6 million to $30.3 million, attributable primarily to the Kentucky Acquisition ($4.4 million) and the 1994 Publishing Acquisitions ($2.1 million).

    Broadcasting expenses increased $4.8 million or 48.2% over the prior year, from $10.0 million to $14.8 million primarily due to the Kentucky Acquisition. Broadcasting expenses, excluding the Kentucky Acquisition, increased approximately $1.0 million, or 10.0%, over the prior year from $10.0 million to $11.0 million. This increase was attributable to increased payroll related costs associated with improvement of news programming, costs associated with coverage of the 1994 flood in Albany, Georgia and other costs related to on-air product upgrades at the stations.

    Publishing expenses increased $3.5 million or 46.1% over the prior year, from $7.7 million to $11.2 million primarily as a result of the 1994 Publishing Acquisitions. Publishing expenses, excluding the 1994 Publishing Acquisitions, increased approximately $1.6 million or 20.9% during the year ended December 31, 1994, as compared to the prior year. This increase was primarily attributable to an 11.9% increase in newsprint usage, payroll related costs and other product improvement costs associated with format changes and expanded market coverage of THE ALBANY HERALD.

    Corporate and administrative expenses decreased $368,000 or 15.8% during the year ended December 31, 1994, from $2.3 million to $1.9 million. This decrease can be attributed to lower professional fees and related expenses.

    Depreciation of property and equipment and amortization of intangible assets was $2.2 million for the year ended December 31, 1994 compared to $1.6 million for the prior year, an increase of $577,000 or 36.9%. This increase was due principally from the depreciation and amortization expense related to the assets acquired in the Kentucky Acquisition and 1994 Publishing Acquisitions.

INTEREST EXPENSE. Interest expense was $1.9 million for the year ended December 31, 1994 compared to $985,000 for the prior year, an increase of $938,000 or 95.3%. This increase was due primarily to increased levels of debt resulting from the financing of the Kentucky Acquisition and the 1994 Publishing Acquisitions. At December 31, 1993 and 1994 the Company's outstanding debt was $7.3 million and $52.9 million, respectively.

NET INCOME.   Net income for  the Company was  $2.8 million for  the year  ended
December 31, 1994, compared with $2.5 million for the year ended December 31, 1993, an increase of $300,000.

LIQUIDITY AND CAPITAL RESOURCES

    Following the consummation of the KTVE Sale, the Phipps Acquisition, the Financing, the Note Offering and the Stock Offering, the Company will be highly leveraged. The Company anticipates that its principal uses of cash for the next several years will be working capital and debt service requirements, cash dividends, capital expenditures and expenditures related to additional acquisitions. The Company anticipates that its operating cash flow, together with borrowings available under the Senior Credit Facility, will be sufficient for such purposes for the remainder of 1996 and for 1997.

    The Company's working capital (deficiency) was $1.1 million and $(221,000) at December 31, 1994 and 1995, respectively. The Company's cash provided from operations was $5.8 million and $7.6 million for the years ended December 31, 1994 and 1995, respectively.

    The Company was provided $3.0 million in cash in 1993 from investing activities and used $42.8 million and $8.9 million of cash in investing activities in 1994 and 1995, respectively. The change of $45.9 million from 1993 to 1994 was due primarily to the Kentucky Acquisition and the 1994 Publishing Acquisitions. The change of $33.9 million from 1994 to 1995 was due primarily to the Kentucky Acquisition and the 1994 Publishing Acquisitions, partially offset by the 1995 Publishing Acquisitions and the deferred costs related to the Augusta Acquisition.

    The Company used $4.9 million in cash in 1993, and was provided $37.2 million and $1.3 million in cash by financing activities in 1994 and 1995, respectively. The use of cash in 1993 resulted primarily from the repayment of debt while cash provided by financing activities in 1994 and 1995 was principally  due  to  increased  borrowings  in  1994  to  finance  the Kentucky
Acquisition and the 1994 Publishing Acquisitions, as well as increased borrowings in 1995 to finance the 1995 Publishing Acquisitions and the funding of the deposit for the Augusta Acquisition. On January 4, 1996, the Company acquired the Augusta Business. The cash consideration of approximately $35.9 million, including acquisition costs of approximately $600,000, was financed primarily through long-term borrowings under the Old Credit Facility and through the sale of the 8% Note to Bull Run. Long-term debt was $54.3 million and $88.4 million at December 31, 1995 and March 31, 1996, respectively. The balance of the Old Credit Facility was $28.4 million and $52.6 million, at December 31, 1995 and March 31, 1996, respectively. The effective interest rate of the Old Credit Facility was 8.96% at March 31, 1996. Principal maturities on long-term debt at December 31, 1995 included $2.9 million and $5.0 million for the years ended 1996 and 1997 respectively. The Company anticipates that its operating cash flows, together with borrowings available under the Senior Credit Facility will be sufficient to provide for such payments. For the year ended December 31, 1995, the Augusta Business reported net revenues and broadcast cash flow of $8.7 million and $2.8 million, respectively.

    Under the terms of the Old Credit Facility, the Company had additional borrowing capacity at March 31, 1996 of approximately $4.0 million. Under the Old Credit Facility, after giving effect to the consummation of the Stock Offering, and the Note Offering, the KTVE Sale and the Phipps Acquisition, the Company would not have been able to incur additional indebtedness as of March 31, 1996. Under the terms of the Old Credit Facility, the Company is allowed to make $3.0 million of capital expenditures annually. The terms of the Senior Credit Facility allow for $5.0 million of capital expenditures annually. The Company believes that cash flow from operations will be sufficient to fund such expenditures, which will be adequate for the Company's normal replacement requirements.

    The Company regularly enters into program contracts for the right to broadcast television programs produced by others and program commitments for the right to broadcast programs in the future. Such programming commitments are generally made to replace expiring or canceled program rights. Payments under such contracts are made in cash or the concession of advertising spots for the program provider to resell, or a combination of both. At December 31, 1995, payments on program license liabilities due in 1996 and 1997, which will be paid with cash from operations, were $491,000 and $1.4 million, respectively.

    In 1995, the Company made $3.3 million in capital expenditures, relating primarily to the broadcasting operations and paid $1.8 million for program broadcast rights. The Company anticipates making an aggregate of $3.0 million in capital expenditures and $2.7 million in payments for program broadcast rights during 1996. Subsequent to the consummation of the Phipps Acquisition, the Company anticipates that its annual capital expenditures will approximate $5.0 million.

    In addition to the consummation of the Phipps Acquisition, the Company intends to implement the Financing to increase liquidity and improve operating and financial flexibility. Pursuant to the Financing, the Company will (i) retire approximately $52.6 million principal amount of outstanding indebtedness under the Old Credit Facility, together with accrued interest thereon, (ii) retire approximately $25.0 million aggregate principal amount of outstanding indebtedness under the Senior Note, together with accrued interest thereon and a prepayment fee, (iii) issue $10.0 million liquidation preference of its Series A Preferred Stock in exchange for the 8% Note issued to Bull Run,
(iv) issue to Bull Run $10.0 million liquidation preference of its Series B Preferred Stock with warrants to purchase up to 500,000 shares of Class A Common Stock (representing 10.1% of the currently issued and outstanding Class A Common Stock, after giving effect to the exercise of such warrants) for cash proceeds of $10.0 million and (v) enter into the Senior Credit Facility which will provide for a term loan and revolving credit facility aggregating $125.0 million.

    The Old Credit Facility is a $55.0 million line of credit available for working capital requirements and general corporate purposes. The Old Credit Facility matures in March 2003, provides for increasing quarterly amortization, includes certain customary financial covenants and bears interest at a rate of 3.5% over LIBOR, subject to adjustment based on the Company's leverage ratio. The Old Credit Facility also requires the Company to use its annual Excess Cash Flow (as defined) to repay indebtedness thereunder at the end of each year. The Senior Credit Facility will be guaranteed by each of the Company's subsidiaries and will be secured by liens on substantially all of the assets of the Company and its subsidiaries. As part of the Financing and as a condition of this Offering, the Company will replace the Old Credit Facility with the Senior Credit Facility and the Company has entered into a commitment letter with respect thereto.

    The Company has entered into the KTVE Agreement to sell KTVE for approximately $9.5 million in cash plus the amount of the accounts receivable on the date of the closing, which is expected to occur by September 1996, although there can be no assurance with respect thereto. The Company anticipates the taxes for the KTVE Sale will aggregate approximately $2.8 million.

    In connection with the Phipps Acquisition, the Company will be required to divest WALB and WJHG under current FCC regulations. However, these rules may be revised by the FCC upon conclusion of pending rulemaking proceedings. In order to satisfy applicable FCC requirements, the Company, subject to FCC approval, intends to swap such assets for assets of one or more television stations of comparable value and with comparable broadcast cash flow in a transaction qualifying for deferred capital gains treatment under the "like-kind exchange" provision of Section 1033 of the Code. If the Company is unable to effect such a swap on satisfactory terms within the time period granted by the FCC under the waivers, the Company may transfer such assets to a trust with a view towards the trustee effecting a swap or sale of such assets. Any such trust arrangement would be subject to the approval of the FCC. It is anticipated that the Company would be required to relinquish operating control of such assets to a trustee while retaining the economic risks and benefits of ownership. If the Company or such trust is required to effect a sale of WALB, the Company would incur a significant gain and related tax liability, the payment of which could have a material adverse effect on the Company's ability to acquire comparable assets without incurring additional indebtedness.

    The Company and its subsidiaries file a consolidated federal income tax return and such state or local tax returns as are required. On a pro forma basis after giving effect to the Augusta Acquisition, the KTVE Sale, the Stock
Offering, the Financing, the Phipps Acquisition and the Note Offering, the Company anticipates that it will generate taxable operating losses for the foreseeable future.

    The Company does not believe that inflation in past years has had a significant impact on the Company's results of operations nor is inflation expected to have a significant effect upon the Company's business in the near future.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Audited Consolidated Financial Statements

  Report of Independent Auditors.....................................................         43

  Consolidated Balance Sheets at December 31, 1994 and 1995..........................         44

  Consolidated Statements of Income for the years ended December 31, 1993, 1994 and
   1995..............................................................................         45

  Consolidated Statements of Stockholders' Equity for the years ended December 31,
   1993, 1994 and 1995...............................................................         46

  Consolidated Statements of Cash Flows for the years ended December 31, 1993, 1994
   and 1995..........................................................................         47

  Notes to Consolidated Financial Statements.........................................         48

Financial Statement Schedules
  Schedule II -- Valuation and Qualifying Accounts...................................         80

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
Gray Communications Systems, Inc.

We have audited the accompanying consolidated balance sheets of Gray Communications Systems, Inc. as of December 31, 1994 and 1995 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gray Communications Systems, Inc. at December 31, 1994 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          Ernst & Young LLP
Columbus, Georgia
February 14, 1996

                       GRAY COMMUNICATIONS SYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                              DECEMBER 31,
                                                    --------------------------------
                                                         1994             1995
                                                    ---------------  ---------------
                                       ASSETS
Current assets (NOTE C):
  Cash and cash equivalents.......................         $558,520         $559,991
  Trade accounts receivable, less allowance for
   doubtful accounts of $694,000 and $450,000,
   respectively...................................        8,448,366        9,560,274
  Recoverable income taxes........................              -0-        1,347,007
  Inventories.....................................          368,202          553,032
  Current portion of program broadcast rights.....        1,195,633        1,153,058
  Other current assets............................          247,687          263,600
                                                    ---------------  ---------------
      Total current assets........................       10,818,408       13,436,962
Property and equipment (NOTES B AND C):
  Land............................................          646,562          758,944
  Buildings and improvements......................        8,594,343        8,630,694
  Equipment.......................................       24,781,964       28,229,255
                                                    ---------------  ---------------
                                                         34,022,869       37,618,893
  Allowance for depreciation......................      (17,999,752)     (20,601,819)
                                                    ---------------  ---------------
                                                         16,023,117       17,017,074
Other assets (NOTE C):
  Deferred acquisition costs (including $860,000
   to Bull Run Corporation) (NOTE B)..............              -0-        3,330,481
  Deferred loan costs.............................        1,381,908        1,232,261
  Goodwill and other intangibles (NOTE B).........       38,538,413       42,004,050
  Other...........................................        2,026,938        1,219,650
                                                    ---------------  ---------------
                                                         41,947,259       47,786,442
                                                    ---------------  ---------------
                                                        $68,788,784      $78,240,478
                                                    ---------------  ---------------
                                                    ---------------  ---------------

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable (including $670,000
   payable to Bull Run Corporation at December 31,
   1995)..........................................       $2,114,008       $3,752,742
  Employee compensation and benefits..............        3,150,154        4,213,639
  Accrued expenses................................          512,483          560,877
  Accrued interest................................          985,955        1,064,491
  Current portion of program broadcast
   obligations....................................        1,687,481        1,205,784
  Current portion of long term debt...............        1,293,481        2,861,672
                                                    ---------------  ---------------
      Total current liabilities...................        9,743,562       13,659,205
Long-term debt (NOTE C)...........................       51,646,265       51,462,645
Other long-term liabilities:
  Program broadcast obligations, less current
   portion........................................           54,489          109,971
  Supplemental employee benefits (NOTE D).........        2,343,379        2,212,685
  Deferred income taxes (NOTE F)..................              -0-          201,348
  Other acquisition related liabilities (NOTES B
   AND C).........................................              -0-        1,609,026
                                                    ---------------  ---------------
                                                          2,397,868        4,133,030
Commitments and contingencies (NOTES B, C AND H)
Stockholders' equity (NOTES B, C AND E)
  Class A Common Stock, no par value; authorized
   10,000,000 shares; issued 4,841,785 and
   5,082,756 shares, respectively.................        3,393,747        6,795,976
  Retained earnings...............................        8,245,626        8,827,906
                                                    ---------------  ---------------
                                                         11,639,373       15,623,882
  Treasury Stock, 663,180 shares, at cost.........       (6,638,284)      (6,638,284)
                                                    ---------------  ---------------
                                                          5,001,089        8,985,598
                                                    ---------------  ---------------
                                                        $68,788,784      $78,240,478
                                                    ---------------  ---------------
                                                    ---------------  ---------------

                            See accompanying notes.

                       GRAY COMMUNICATIONS SYSTEMS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                 YEAR ENDED DECEMBER 31,
                                                    -------------------------------------------------
                                                         1993             1994             1995
                                                    ---------------  ---------------  ---------------
Operating revenues:
  Broadcasting (less agency commissions)..........      $15,003,752      $22,826,392      $36,750,035
  Publishing......................................       10,109,368       13,692,073       21,866,220
                                                    ---------------  ---------------  ---------------
                                                         25,113,120       36,518,465       58,616,255
Expenses:
  Broadcasting....................................       10,028,837       14,864,011       23,201,990
  Publishing......................................        7,662,127       11,198,011       20,016,137
  Corporate and administrative....................        2,326,691        1,958,449        2,258,261
  Depreciation....................................        1,387,698        1,745,293        2,633,360
  Amortization of intangible assets...............          177,063          396,342        1,325,526
  Non-cash compensation paid in common stock (NOTE
   D).............................................              -0-           80,000        2,321,250
                                                    ---------------  ---------------  ---------------
                                                         21,582,416       30,242,106       51,756,524
                                                    ---------------  ---------------  ---------------
                                                          3,530,704        6,276,359        6,859,731
Miscellaneous income, net.........................          202,465          188,307          143,612
                                                    ---------------  ---------------  ---------------
                                                          3,733,169        6,464,666        7,003,343
Interest expense..................................          984,706        1,922,965        5,438,374
                                                    ---------------  ---------------  ---------------
Income from continuing operations before income
 taxes............................................        2,748,463        4,541,701        1,564,969
Federal and state income taxes (NOTE F)...........        1,068,000        1,776,000          634,000
                                                    ---------------  ---------------  ---------------
    INCOME FROM CONTINUING OPERATIONS.............        1,680,463        2,765,701          930,969
Discontinued business (NOTE I):
 Income from operations of discontinued business,
 net of applicable income tax expense
  of $30,000......................................           48,174              -0-              -0-
Gain on disposal of discontinued business, net of
 applicable income tax expense of
  $501,000........................................          817,717              -0-              -0-
                                                    ---------------  ---------------  ---------------
    NET EARNINGS..................................       $2,546,354       $2,765,701         $930,969
                                                    ---------------  ---------------  ---------------
                                                    ---------------  ---------------  ---------------
Average outstanding common shares.................        4,610,625        4,689,453        4,481,317
                                                    ---------------  ---------------  ---------------
                                                    ---------------  ---------------  ---------------
Earnings per common share
  Continuing operations...........................             $.36             $.59             $.21
  Discontinued operations.........................              .01              -0-              -0-
  Gain on disposal of discontinued operations.....              .18              -0-              -0-
                                                    ---------------  ---------------  ---------------
    NET EARNINGS
     PER COMMON SHARE.............................             $.55             $.59             $.21
                                                    ---------------  ---------------  ---------------
                                                    ---------------  ---------------  ---------------

                            See accompanying notes.

                       GRAY COMMUNICATIONS SYSTEMS, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                   CLASS A COMMON STOCK      RESTRICTED         TREASURY STOCK
                                --------------------------     STOCK      --------------------------    RETAINED
                                   SHARES        AMOUNT      DEFERRALS       SHARES        AMOUNT       EARNINGS       TOTAL
                                ------------  ------------  ------------  ------------  ------------  ------------  ------------
Balance at December 31, 1992..     4,610,625    $1,307,071          $-0-           -0-          $-0-    $3,542,901    $4,849,972
Net income....................           -0-           -0-           -0-           -0-           -0-     2,546,354     2,546,354
Cash dividends ($.07 per
 share).......................           -0-           -0-           -0-           -0-           -0-      (307,376)     (307,376)
Issuance of Common Stock-
 Directors Stock Plan (NOTE
 E)...........................         3,000        29,000           -0-           -0-           -0-           -0-        29,000
                                ------------  ------------  ------------  ------------  ------------  ------------  ------------
Balance at December 31, 1993..     4,613,625     1,336,071           -0-           -0-           -0-     5,781,879     7,117,950
Net income....................           -0-           -0-           -0-           -0-           -0-     2,765,701     2,765,701
Cash dividends ($.07 share)...           -0-           -0-           -0-           -0-           -0-      (301,954)     (301,954)
Purchase of Common Stock (NOTE
 E)...........................           -0-           -0-           -0-      (663,180)   (6,638,284)          -0-    (6,638,284)
Issuance of Common Stock
 (NOTES B AND G):
  401(k) Plan.................         3,160        32,676           -0-           -0-           -0-           -0-        32,676
  Rockdale Acquisition........       225,000     2,025,000           -0-           -0-           -0-           -0-     2,025,000
                                ------------  ------------  ------------  ------------  ------------  ------------  ------------
Balance at December 31, 1994..     4,841,785     3,393,747           -0-      (663,180)   (6,638,284)    8,245,626     5,001,089
Net income....................           -0-           -0-           -0-           -0-           -0-       930,969       930,969
Cash dividends ($.08 share)...           -0-           -0-           -0-           -0-           -0-      (348,689)     (348,689)
Issuance of Common Stock
 (NOTES B, D, E, AND G):
  401(k) Plan.................        18,354       298,725           -0-           -0-           -0-           -0-       298,725
  Directors' Stock Plan.......        23,500       238,919           -0-           -0-           -0-           -0-       238,919
  Non-qualified Stock Plan....         5,000        48,335           -0-           -0-           -0-           -0-        48,335
  Gwinnett Acquisition........        44,117       500,000           -0-           -0-           -0-           -0-       500,000
  Restricted Stock Plan.......       150,000     2,081,250    (2,081,250)          -0-           -0-           -0-           -0-
Amortization of Restricted
 Stock Plan deferrals.........           -0-           -0-     2,081,250           -0-           -0-           -0-     2,081,250
Income tax benefits relating
 to stock plans...............           -0-       235,000           -0-           -0-           -0-           -0-       235,000
                                ------------  ------------  ------------  ------------  ------------  ------------  ------------
Balance at December 31, 1995..     5,082,756    $6,795,976          $-0-      (663,180)  $(6,638,284)   $8,827,906    $8,985,598
                                ------------  ------------  ------------  ------------  ------------  ------------  ------------
                                ------------  ------------  ------------  ------------  ------------  ------------  ------------

                            See accompanying notes.

                       GRAY COMMUNICATIONS SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       YEAR ENDED DECEMBER 31,
                                          -------------------------------------------------
                                               1993             1994             1995
                                          ---------------  ---------------  ---------------
OPERATING ACTIVITIES
  Net income............................       $2,546,354       $2,765,701         $930,969
  Items which did not use (provide)
   cash:
    Depreciation........................        1,612,040        1,745,293        2,633,360
    Amortization of intangible assets...          177,063          396,342        1,325,526
    Amortization of program broadcast
     rights.............................          924,878        1,217,976        1,647,035
    Payments for program broadcast
     rights.............................         (976,150)      (1,181,598)      (1,776,796)
    Compensation paid in Common Stock...              -0-           80,000        2,321,250
    Supplemental employee benefits......         (608,729)        (454,703)        (370,694)
    Common Stock contributed to 401(k)
     Plan...............................              -0-           32,676          298,725
    Deferred income taxes...............          196,000          523,000          863,000
    (Gain) loss on asset sales..........          (52,819)         (21,419)           1,652
    Changes in operating assets and
     liabilities:
      Trade accounts receivable.........         (116,526)      (1,444,159)        (852,965)
      Recoverable income taxes..........       (1,066,422)         589,942       (1,347,007)
      Inventories.......................          (92,526)        (179,930)        (181,034)
      Other current assets..............         (352,174)         (24,361)         (11,208)
      Trade accounts payable............          701,556         (306,493)       1,441,745
      Employee compensation and
       benefits.........................           10,755        1,246,726        1,011,667
      Accrued expenses..................         (163,458)         (45,335)        (414,087)
      Accrued interest..................          (97,419)         858,164           78,536
    Reduction in value of net assets of
     discontinued business..............        1,135,394              -0-              -0-
    Gain on disposal of warehouse
     operations.........................       (2,454,111)             -0-              -0-
                                          ---------------  ---------------  ---------------
Net cash provided by operating
 activities.............................        1,323,706        5,797,822        7,599,674

INVESTING ACTIVITIES
  Acquisitions of newspaper
   businesses...........................              -0-       (3,442,836)      (2,084,621)
  Acquisition of television business....       (1,505,655)     (37,492,643)             -0-
  Purchases of property and equipment...       (2,582,225)      (1,767,800)      (3,279,721)
  Proceeds from asset sales.............        3,076,764          103,434            2,475
  Deferred acquisition costs............              -0-              -0-       (3,330,481)
  Deferred loan costs...................              -0-       (1,251,287)             -0-
  Proceeds from disposals of operating
   units................................        2,922,893        1,222,697              -0-
  Other.................................        1,150,104         (141,767)        (236,904)
                                          ---------------  ---------------  ---------------
Net cash provided by (used in) investing
 activities.............................        3,061,881      (42,770,202)      (8,929,252)

FINANCING ACTIVITIES
  Proceeds from borrowings:
    Short-term debt.....................          650,000              -0-        1,200,000
    Long-term debt......................              -0-       55,826,260        2,950,000
  Repayments of borrowings:
    Short-term debt.....................         (170,000)        (480,000)      (1,200,000)
    Long-term debt......................       (5,133,349)     (11,206,281)      (1,792,516)
    Dividends paid......................         (307,376)        (301,954)        (348,689)
    Common Stock transactions...........           29,000       (6,638,284)         522,254
                                          ---------------  ---------------  ---------------
  Net cash provided by (used in)
   financing activities.................       (4,931,725)      37,199,741        1,331,049
                                          ---------------  ---------------  ---------------
  Increase (decrease) in cash and cash
   equivalents..........................         (546,138)         227,361            1,471
  Cash and cash equivalents at beginning
   of year..............................          877,297          331,159          558,520
                                          ---------------  ---------------  ---------------
  Cash and cash equivalents at end of
   year.................................         $331,159         $558,520         $559,991
                                          ---------------  ---------------  ---------------
                                          ---------------  ---------------  ---------------

                            See accompanying notes.

                       GRAY COMMUNICATIONS SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1995

A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

    The Company's operations, which are located in six southeastern states, include six television stations, three daily newspapers, and six area weekly advertising only direct mail publications.

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

REVENUE RECOGNITION

    The Company recognizes revenues as services are performed.

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

    Cash and cash equivalents include cash on deposit with a bank. Deposits with the bank are generally insured in limited amounts.

INVENTORIES

    Inventories, principally newsprint and supplies, are stated at the lower of cost or market. The Company uses the last-in, first-out ("LIFO") method of determining costs for substantially all of its inventories. Current cost exceeded the LIFO value of inventories by approximately $36,000 and $170,000 at December 31, 1994 and 1995, respectively.

PROGRAM BROADCAST RIGHTS

    Rights to programs available for broadcast are initially recorded at the amounts of total license fees payable under the license agreements and are charged to operating expense on the basis of total programs available for use on the straight-line method. The portion of the unamortized balance expected to be charged to operating expense in the succeeding year is classified as a current asset, with the remainder classified as a non-current asset. The liability for program broadcast rights is classified as current or long-term, in accordance with the payment terms of the various licenses. The liability is not discounted for imputation of interest.

PROPERTY AND EQUIPMENT

    Property and equipment are carried at cost. Depreciation is computed principally by the straight-line method for financial reporting purposes and by accelerated methods for income tax purposes.

INTANGIBLE ASSETS

    Intangible assets are stated at cost, and with the exception of goodwill acquired prior to November 1, 1970 (approximately $2.47 million at December 31, 1994 and 1995), are amortized using the straight-line method. Goodwill is amortized over 40 years. Loan acquisition fees are amortized over the life of the applicable indebtedness. Non-compete agreements are amortized over the life of the specific agreement. Accumulated amortization of intangible assets resulting from business acquisitions was $0.4 million and $1.7 million as of December 31, 1994 and 1995, respectively.

                       GRAY COMMUNICATIONS SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    If facts and circumstances indicate that the goodwill may be impaired, an evaluation of continuing value would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with this asset would be compared to its carrying amount to determine if a write down to fair market value or discounted cash flow value is required.

INCOME TAXES

    Deferred income taxes are provided on the differences between the financial statement and income tax basis of assets and liabilities. The Company and its subsidiaries file a consolidated federal income tax return and separate state and local tax returns.

CAPITAL STOCK

    The Company has authorized 10 million shares of Class B Common Stock and 20 million shares of Preferred Stock, none of which have been issued at December 31, 1995. All references made to Common Stock in the December 31, 1995 Audited Consolidated Financial Statements of the Company and the Notes thereto refer to the Company's Class A Common Stock.

    On August 17, 1995, the Board of Directors declared a 50% stock dividend on the Company's Common Stock payable October 2, 1995 to stockholders of record on September 8, 1995 to effect a three for two stock split. All applicable share and per share data have been adjusted to give effect to the stock split.

EARNINGS PER COMMON SHARE

    Earnings per common share are based on the weighted average common and common equivalent shares outstanding during the period determined using the treasury stock method. Common equivalent shares are attributable to a Common Stock award to be paid in 1999 and outstanding stock options (SEE NOTES D AND
E).

STOCK OPTION PLAN

    The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its stock options. Under APB 25, if the exercise price of the stock options granted by the Company equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

CONCENTRATION OF CREDIT RISK

    The Company provides advertising air time to national, regional and local advertisers within the geographic areas in which the Company operates. Credit is extended based on an evaluation of the customer's financial condition, and generally advance payment is not required. Credit losses are provided for in the financial statements and consistently have been within management's expectations.

INTEREST SWAP

    The Company has entered into an interest rate swap agreement to modify the interest characteristics of a portion of its outstanding debt (see Note C). The agreement involves the exchange of amounts based on a fixed interest rate for amounts based on variable interest rates over the life of the agreement without an exchange of the notional amount upon which the payments are based. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment of interest expense related to the debt (the accrual accounting method). The related amount payable to or receivable from counter-parties is included in other liabilities or assets. The fair value of the swap agreement is not recognized in the financial statements. In the event of the early extinguishment of a designated debt obligation, any realized or unrealized gain or loss from the swap would be recognized in income coincident with the extinguishment.

                       GRAY COMMUNICATIONS SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
FAIR VALUE OF FINANCIAL INSTRUMENTS

    The Company has adopted FASB Statement No. 107, DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, which requires disclosure of fair value, to the extent practical, of certain of the Company's financial instruments. The fair value amounts do not necessarily represent the amount that could be realized in a sale or settlement. The Company's financial instruments are comprised principally of an interest rate swap and long-term debt.

    The estimated fair value of long-term bank debt at December 31, 1995 approximated book value since, in management's opinion, such obligations are subject to fluctuating market rates of interest and can be settled at their face amounts. The fair value of the Senior Note at December 31, 1995 was estimated by management to be its carrying value at that date. The Company amended its Senior Note at January 4, 1996 and among other things, changed its effective interest rate. The Company does not anticipate settlement of long-term debt at other than book value.

    The fair value of other financial instruments classified as current assets or liabilities approximates their carrying values due to the short-term maturities of these instruments.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

    In March 1995, the FASB issued Statement No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF ("Statement 121"), which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the asset's carrying amount. Statement 121 also addresses the accounting for long-lived assets which are expected to be disposed. The Company does not believe that the adoption of Statement 121 will have a material impact on the Company's financial position.

RECLASSIFICATIONS

    Certain amounts in the accompanying consolidated financial statements have been reclassified to conform to the 1995 format.

B.  BUSINESS ACQUISITIONS
    The Company's acquisitions have been accounted for under the purchase method of accounting. Under the purchase method of accounting, the results of operations of the acquired businesses are included in the accompanying consolidated financial statements as of their respective acquisition dates. The assets and liabilities of acquired businesses are included based on an allocation of the purchase price.

PENDING ACQUISITIONS

    In December 1995, the Company agreed to acquire certain assets owned by John
H. Phipps, Inc. ("Phipps"). The assets include WCTV-TV, the CBS network affiliate serving the Tallahassee, Florida and Thomasville, Georgia television market, WKXT-TV, the CBS network affiliate in Knoxville, Tennessee, and a communications and paging business located in three southeastern states. The purchase price is estimated at approximately $185.0 million. The transaction, which is expected to close in 1996, is subject to approval by the appropriate regulatory agencies. If approved, the Company will be required to divest of certain of its broadcasting operations due to a signal overlap with WCTV, unless the rules of the Federal Communications Commission are modified to permit common ownership of television stations with overlapping signals.

    The Company plans to fund the costs of this acquisition through the issuance of debt and equity securities. Additionally, the Company will amend or replace its existing bank credit facilities.

                       GRAY COMMUNICATIONS SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

B.  BUSINESS ACQUISITIONS (CONTINUED)
    In connection with this acquisition, a bank has provided a $10.0 million letter of credit to Phipps on behalf of the Company. The letter of credit will be payable under certain conditions if this acquisition is not completed. In connection with the issuance of the letter of credit, a stockholder of the Company has executed a put agreement which the bank can exercise if the Company defaults on repayment of any amounts that might be paid in accordance with the terms of the letter of credit.

    In connection with the proposed acquisition of assets owned by Phipps, the Company's Board of Directors has agreed to pay Bull Run Corporation ("Bull Run"), a stockholder, a finder's fee equal to 1% of the proposed purchase price for services performed, of which $550,000 was due and included in accounts payable at December 31, 1995.

    On January 4, 1996, the Company purchased substantially all of the assets of WRDW-TV, a CBS television affiliate serving the Augusta, Georgia television market (the "Augusta Acquisition"). The purchase price of approximately $35.9 million, excluding assumed liabilities of approximately $4.0 million, was financed primarily through long-term borrowings. The assets acquired consisted of office equipment and broadcasting operations located in North Augusta, South Carolina. Based on a preliminary allocation of the purchase price, the excess of the purchase price over the fair value of net tangible assets acquired was approximately $32.4 million. In connection with the Augusta Acquisition, the Company's Board of Directors approved the payment of a $360,000 finders fee to Bull Run.

    Funds for the Augusta Acquisition were obtained from the sale to Bull Run of an 8% subordinated note due January 3, 2005 in principal amount of $10.0 million (the "Subordinated Note"). In connection with the sale of the Subordinated Note, the Company also issued warrants to Bull Run to purchase 487,500 shares of Common Stock at $17.88 per share, 300,000 of which are currently vested, with the remaining warrants vesting in five equal installments commencing in 1997 provided that the Subordinated Note is outstanding. The warrants may not be exercised prior to January 3, 1998 and expire in January 2006. The Company modified its existing bank debt to a variable rate reducing revolving credit facility providing a credit line of $55.0 million (see Note C). The outstanding credit facility balance subsequent to the Augusta Acquisition was approximately $54.0 million; including $28.4 million, which was outstanding under the credit facility at December 31, 1995, $25.2 million used for the Augusta Acquisition, and $425,000 used for the Company's working capital. The transaction also required a modification of the interest rate of the Company's $25.0 million senior secured note with an institutional investor (the "Senior Note") from 10.08% to 10.7%.

    An unaudited pro forma balance sheet as of December 31, 1995 and income statements for the years ended December 31, 1994 and 1995 are presented below giving effect to the Augusta Acquisition as though it had occurred on January 1, 1994.

                       GRAY COMMUNICATIONS SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

B.  BUSINESS ACQUISITIONS (CONTINUED)
    Pro forma December 31, 1995 balance sheet (in 000's):

                                                                         AUGUSTA         PRO FORMA        ADJUSTED
                                                         GRAY          ACQUISITION      ADJUSTMENTS       PRO FORMA
                                                    ---------------  ---------------  ---------------  ---------------
                                                                                                (Unaudited)
Current assets....................................          $13,437           $3,061            $(594)         $15,904
Property and equipment............................           17,017            1,778              402           19,197
Goodwill and other intangibles....................           46,566            4,129           26,152           76,847
Other long-term assets............................            1,220            2,571           (2,518)           1,273
                                                    ---------------  ---------------  ---------------  ---------------
                                                            $78,240          $11,539          $23,442         $113,221
                                                    ---------------  ---------------  ---------------  ---------------
                                                    ---------------  ---------------  ---------------  ---------------
Current liabilities...............................          $13,659           $1,131             $(41)         $14,749
Long-term debt....................................           51,462              -0-           33,729           85,191
Other long-term liabilities.......................            4,133            2,680           (2,518)           4,295
Stockholders' equity..............................            8,986            7,728           (7,728)           8,986
                                                    ---------------  ---------------  ---------------  ---------------
                                                            $78,240          $11,539          $23,442         $113,221
                                                    ---------------  ---------------  ---------------  ---------------
                                                    ---------------  ---------------  ---------------  ---------------

    These pro forma unaudited results of operations do not purport to represent what the Company's actual results of operations would have been if the Augusta Acquisition had occurred on January 1, 1994, and should not serve as a forecast of the Company's operating results for any future periods. The pro forma adjustments are based solely upon certain assumptions that management believes are reasonable under the circumstances at this time. Subsequent adjustments are expected upon final determination of the allocation of the purchase price. Pro forma statement of operations for the year ended December 31, 1994 are as follows (in 000's, except per share data):

                                                                         AUGUSTA         PRO FORMA        ADJUSTED
                                                         GRAY          ACQUISITION      ADJUSTMENTS       PRO FORMA
                                                    ---------------  ---------------  ---------------  ---------------
                                                                                                (Unaudited)
Revenues, net.....................................          $36,518           $8,046             $255          $44,819
Expenses..........................................           30,242            5,854              935           37,031
                                                    ---------------  ---------------  ---------------  ---------------
                                                              6,276            2,192             (680)           7,788
Miscellaneous income (expense), net...............              189              (55)              90              224
Interest expense..................................            1,923              -0-            3,156            5,079
                                                    ---------------  ---------------  ---------------  ---------------
                                                    4,542..........            2,137           (3,746)           2,933
Income tax expense (benefit)......................            1,776              -0-             (603)           1,173
                                                    ---------------  ---------------  ---------------  ---------------
    NET EARNINGS..................................           $2,766           $2,137          $(3,143)          $1,760
                                                    ---------------  ---------------  ---------------  ---------------
                                                    ---------------  ---------------  ---------------  ---------------
Average shares outstanding........................            4,689                                              4,689
                                                    ---------------                                    ---------------
                                                    ---------------                                    ---------------
Earnings per share................................             $.59                                               $.38
                                                    ---------------                                    ---------------
                                                    ---------------                                    ---------------

                       GRAY COMMUNICATIONS SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

B.  BUSINESS ACQUISITIONS (CONTINUED)
    Pro forma statement of operations for the year ended December 31, 1995 are as follows (in 000's, except per share data):

                                                                         AUGUSTA         PRO FORMA        ADJUSTED
                                                         GRAY          ACQUISITION      ADJUSTMENTS       PRO FORMA
                                                    ---------------  ---------------  ---------------  ---------------
                                                                                                (Unaudited)
Revenues, net.....................................          $58,616           $8,660             $227          $67,503
Expenses..........................................           51,756            6,198              944           58,898
                                                    ---------------  ---------------  ---------------  ---------------
                                                              6,860            2,462             (717)           8,605
Miscellaneous income (expense), net...............              143             (220)             128               51
Interest expense..................................            5,438              -0-            3,355            8,793
                                                    ---------------  ---------------  ---------------  ---------------
                                                              1,565            2,242           (3,944)            (137)
Income tax expense (benefit)......................              634              -0-             (675)             (41)
                                                    ---------------  ---------------  ---------------  ---------------
    NET EARNINGS (LOSS)...........................             $931           $2,242          $(3,269)            $(96)
                                                    ---------------  ---------------  ---------------  ---------------
                                                    ---------------  ---------------  ---------------  ---------------
Average shares outstanding........................            4,481                                              4,354
                                                    ---------------                                    ---------------
                                                    ---------------                                    ---------------
Earnings (loss) per share.........................             $.21                                              $(.02)
                                                    ---------------                                    ---------------
                                                    ---------------                                    ---------------

    The pro forma results presented above include adjustments to reflect (i) the reclassification of national representative commissions as an expense consistent with the presentation of the Company, (ii) the incurrence of interest expense to fund the Augusta Acquisition, (iii) depreciation and amortization of assets acquired, and (iv) the income tax effect of such pro forma adjustments and income taxes on the earnings of the Augusta Acquisition. With respect to the Augusta Acquisition, the pro forma adjustments are based upon a preliminary allocation of the purchase price.

1995 ACQUISITIONS

    On January 6, 1995, the Company purchased substantially all of the assets of The Gwinnett Post-Tribune and assumed certain liabilities (the "Gwinnett Acquisition"). The assets consisted of office equipment and publishing operations located in Lawrenceville, Georgia. The purchase price of approximately $3.7 million, including assumed liabilities of approximately $370,000, was paid by approximately $1.2 million in cash (financed through long-term borrowings and cash from operations), issuance of 44,117 shares of the Company's Common Stock (having fair value of $500,000), and $1.5 million payable to the sellers pursuant to non-compete agreements. The excess of the purchase price over the fair value of net tangible assets acquired was approximately $3.4 million. In connection with the Gwinnett Acquisition, the Company's Board of Directors approved the payment of a $75,000 finders fee to Bull Run. Pro forma results of the Gwinnett Acquisition have not been presented as the effect on prior periods is not significant.

    On September 1, 1995, the Company purchased substantially all of the assets of three area weekly advertising only direct mail publications, and assumed certain liabilities (the "Tallahassee Acquisition"). The tangible assets acquired consist of land and office buildings, office equipment, mechanical equipment and automobiles used in operations located in southwest Georgia and north Florida. The purchase price of approximately $1.4 million consisted of $833,000 in cash and approximately $583,000 in assumed liabilities. The excess of the purchase price over the fair value of net tangible assets acquired was approximately $934,000. Pro forma results giving effect to the Tallahassee Acquisition have not been presented as the effect on prior periods is not significant.

1994 ACQUISITIONS

    On September 2, 1994, the Company purchased substantially all of the assets of Kentucky Central Television, Inc. ("Kentucky Central") and assumed certain of its liabilities (the "Kentucky

                       GRAY COMMUNICATIONS SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

B.  BUSINESS ACQUISITIONS (CONTINUED)
Acquisition"). Kentucky Central operated two television stations, WKYT located in Lexington, Kentucky and WYMT located in Hazard, Kentucky, both of which are affiliates of the CBS television network. The purchase price of approximately $38.1 million, excluding acquisition costs of approximately $2.1 million and assumed liabilities of approximately $2.3 million, was financed primarily through long-term borrowings. The excess of the purchase price over the fair value of net tangible assets acquired was approximately $31.4 million.

    On May 31, 1994, the Company purchased substantially all of the assets of Citizens Publishing Company, Inc. and assumed certain of its liabilities (the "Rockdale Acquisition"). The acquired assets consist of land and an office building located in Conyers, Georgia, containing The Rockdale Citizen newspaper and other assets relating to the newspaper publishing business. The purchase price of approximately $4.8 million consisted of a $2.8 million cash payment financed through long-term bank borrowings, and 225,000 shares of the Company's Common Stock (with a fair value of $2.0 million at the closing date). The excess of the purchase price over the fair value of net tangible assets acquired was approximately $4.0 million.

    On October 18, 1994, the Company purchased substantially all of the assets of four area weekly advertising only direct mail publications and assumed certain of their liabilities. The assets consist of land and an office building, office equipment, automobiles, and publishing operations located in southwest Georgia. The purchase price of approximately $1.5 million consisted of a $545,000 cash payment and approximately $1.0 million financed by the sellers. The excess of the purchase price over the fair value of net tangible assets acquired was approximately $1.2 million. Pro forma results giving effect to this acquisition have not been presented below as the effect on prior periods is not significant.

    Unaudited pro forma statements of income from continuing operations for the years ended December 31, 1993 and 1994, are presented below, giving effect to the Rockdale Acquisition and the Kentucky Acquisition (collectively the "1994 Acquisitions") as though they had occurred on January 1, 1993.

    These pro forma unaudited results of operations do not purport to represent what the Company's actual results of operations would have been if the 1994 Acquisitions had occurred on January 1, 1993, and should not serve as a forecast of the Company's operating results for any future periods. The pro

                       GRAY COMMUNICATIONS SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

B.  BUSINESS ACQUISITIONS (CONTINUED)
forma adjustments are based upon certain assumptions that management believes are reasonable under the circumstances. The unaudited pro forma results of continuing operations are as follows (in 000's, except per share data):

                                                                        YEAR ENDED DECEMBER 31, 1993
                                                    --------------------------------------------------------------------
                                                                    KENTUCKY      ROCKDALE     PRO FORMA      ADJUSTED
                                                        GRAY      ACQUISITION   ACQUISITION   ADJUSTMENTS    PRO FORMA
                                                    ------------  ------------  ------------  ------------  ------------
                                                                                (UNAUDITED)
Operating revenues................................       $25,113       $14,526        $2,660          $-0-       $42,299
Operating expenses................................        21,582        10,827         2,646           877        35,932
                                                    ------------  ------------  ------------  ------------  ------------
  Operating income................................         3,531         3,699            14          (877)        6,367
Miscellaneous income, net.........................           202           219           -0-           -0-           421
                                                    ------------  ------------  ------------  ------------  ------------
                                                           3,733         3,918            14          (877)        6,788
Interest expense..................................           985             4             9         3,187         4,185
                                                    ------------  ------------  ------------  ------------  ------------
  Income from continuing operations before income
   taxes..........................................         2,748         3,914             5        (4,064)        2,603
Income tax expense (benefit)......................         1,068         1,326           -0-        (1,405)          989
                                                    ------------  ------------  ------------  ------------  ------------
Income from continuing operations.................        $1,680        $2,588            $5        $2,659        $1,614
                                                    ------------  ------------  ------------  ------------  ------------
                                                    ------------  ------------  ------------  ------------  ------------
Average shares outstanding........................         4,611                                                   4,836
                                                    ------------                                            ------------
                                                    ------------                                            ------------
Earnings per common share from continuing
 operations.......................................          $.36                                                    $.33
                                                    ------------                                            ------------
                                                    ------------                                            ------------

                                                                        YEAR ENDED DECEMBER 31, 1994
                                                    --------------------------------------------------------------------
                                                                    KENTUCKY      ROCKDALE     PRO FORMA      ADJUSTED
                                                        GRAY      ACQUISITION   ACQUISITION   ADJUSTMENTS    PRO FORMA
                                                    ------------  ------------  ------------  ------------  ------------
                                                                                (UNAUDITED)
Operating revenues................................       $36,518       $10,237          $980          $-0-       $47,735
Operating expenses................................        30,242         7,382           930           559        39,113
                                                    ------------  ------------  ------------  ------------  ------------
  Operating income................................         6,276         2,855            50          (559)        8,622
Miscellaneous income, net.........................           189            19           -0-           -0-           208
                                                    ------------  ------------  ------------  ------------  ------------
                                                           6,465         2,874            50          (559)        8,830
Interest expense..................................         1,923           -0-             4         2,412         4,339
                                                    ------------  ------------  ------------  ------------  ------------
  Income from continuing operations before income
   taxes..........................................         4,542         2,874            46        (2,971)        4,491
Income tax expense (benefit)......................         1,776           237           -0-          (208)        1,805
                                                    ------------  ------------  ------------  ------------  ------------
  Net income from continuing operations...........        $2,766        $2,637           $46       $(2,763)       $2,686
                                                    ------------  ------------  ------------  ------------  ------------
                                                    ------------  ------------  ------------  ------------  ------------
Average shares outstanding........................         4,689                                                   4,780
                                                    ------------                                            ------------
                                                    ------------                                            ------------
Earnings per common share from continuing
 operations.......................................          $.59                                                    $.56
                                                    ------------                                            ------------
                                                    ------------                                            ------------

    The pro forma results presented above include adjustments to reflect (i) the incurrence of interest expense to fund the 1994 Acquisitions, (ii) depreciation and amortization of assets acquired, and

                       GRAY COMMUNICATIONS SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

B.  BUSINESS ACQUISITIONS (CONTINUED)
(iii) the income tax effect of such pro forma adjustments. Average outstanding shares used to calculate earnings per share from continuing operations for 1994 and 1993 include the 225,000 shares issued in connection with the Rockdale Acquisition.

C.  LONG-TERM DEBT
    Long-term debt consists of the following (in 000's):

                                                              DECEMBER 31,
                                                    --------------------------------
                                                         1994             1995
                                                    ---------------  ---------------
Senior Note.......................................          $25,000          $25,000
Bank Loan.........................................           26,926           28,375
Other.............................................            1,013              950
                                                    ---------------  ---------------
                                                             52,939           54,325
Less current portion..............................           (1,293)          (2,862)
                                                    ---------------  ---------------
                                                            $51,646          $51,463
                                                    ---------------  ---------------
                                                    ---------------  ---------------

    On September 2, 1994, the Company issued through a private placement with an institutional investor, a $25.0 million 9.33% note (the "Senior Note"). The Senior Note provides for semi-annual principal payments of $2.5 million beginning March 1999. Interest is payable semi-annually in arrears and the Senior Note, as amended on January 4, 1996, bears interest at 10.7% (see Note
B). The agreement pursuant to which the Senior Note was issued contains certain restrictive provisions, which, among other things, limit capital expenditures and additional indebtedness, and require minimum levels of net worth and cash flows.

    On September 2, 1994, the Company entered into a bank term loan agreement (the "Bank Loan") which provided for borrowings of approximately $21.4 million. On November 30, 1994, the Bank Loan was amended to provide for additional borrowings of $6.7 million which were used to purchase 663,180 shares of the Company's Common Stock (SEE NOTE E). The Bank Loan, as amended on January 4, 1996, bears interest, at the Company's option, at a spread over LIBOR, or at a spread over the bank's prime rate (8.96% at January 4, 1996) (see Note B). The Bank Loan is due in varying, quarterly principal payments of $750,000 to $2.0 million through September 2002 with two quarterly installments of $7 million payable starting December 2002. The Bank Loan provides for an annual loan prepayment based on the Company's cash flow as defined by the Bank Loan. Additionally, the effective interest rate of the Bank Loan can be changed based upon the Company's maintenance of certain operating ratios as defined by the Bank Loan, not to exceed the bank's prime rate plus 1.25% or LIBOR plus 3.5%. The Bank Loan contains restrictive provisions similar to the provisions of the Senior Note.

    The Senior Note and the Bank Loan are secured by substantially all of the Company's existing and hereafter acquired assets.

    The Company entered into a five year interest rate swap agreement on June 2, 1995, to effectively convert a portion of its floating rate debt to a fixed rate basis. Approximately $25.0 million of the Company's outstanding debt under the Bank Loan was subject to this interest rate swap agreement at December 31, 1995. The effective rate of the Bank Loan and interest rate swap at December 31, 1995, was approximately 8.64% and 9.10%, respectively. The unrealized loss for the interest rate swap was approximately $565,000 at December 31, 1995, based upon comparison to treasury bond yields for bonds with similar maturity dates as the interest rate swap.

    At December 31, 1995, retained earnings of approximately $500,000 were available for dividends.

                       GRAY COMMUNICATIONS SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

C.  LONG-TERM DEBT (CONTINUED)
    Aggregate minimum principal maturities on long-term debt as of December 31, 1995, were as follows (in 000's):

1996....................................................      $2,862
1997....................................................       5,039
1998....................................................       6,634
1999....................................................      12,615
2000....................................................      11,303
Thereafter..............................................      15,872
                                                          ----------
                                                             $54,325
                                                          ----------
                                                          ----------

    The Company made interest payments of approximately $902,000, $1.2 million, and $5.4 million during 1993, 1994 and 1995, respectively.

D.  SUPPLEMENTAL EMPLOYEE BENEFITS AND OTHER AGREEMENTS
    The Company has an employment agreement with its President which provides him 122,034 shares of the Company's Common Stock if his employment with the Company continues until September 1999. The Company will recognize approximately $1.2 million of compensation expense for this award over the five year period ending in 1999 ($80,000 and $240,000 of expense was recorded in 1994 and 1995, respectively).

    In December 1995, the Company amended an existing employment agreement to pay consulting fees to its former chief executive officer. The Company has recorded approximately $596,000 of corporate and administrative expenses during the year ended December 31, 1995 in accordance with the terms of the employment agreement. Additionally, in December 1995 the Company issued 150,000 shares of Common Stock to this former chief executive officer in accordance with his employment agreement which was amended to remove certain restrictions, including, among others, a time requirement for continued employment. Compensation expense of approximately $2.1 million (including $865,000 during the quarter ended December 31, 1995), was recognized in 1995 for the 150,000 shares of Common Stock issued pursuant to this agreement.

    The Company has entered into supplemental retirement benefit agreements with certain key employees. These benefits are to be paid in equal monthly amounts over the employees' life for a period not to exceed 15 years after retirement. The Company charges against operations amounts sufficient to fund the present value of the estimated lifetime supplemental benefit over each employee's anticipated remaining period of employment. The Company maintains life insurance coverage on these individuals (with a cash surrender value of approximately $280,000 at December 31, 1995) in adequate amounts to fund the agreements.

                       GRAY COMMUNICATIONS SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

D.  SUPPLEMENTAL EMPLOYEE BENEFITS AND OTHER AGREEMENTS (CONTINUED)
    The following summarizes activity relative to certain officers' agreements and the supplemental employee benefits (in 000's):

                                                                      DECEMBER 31,
                                                    -------------------------------------------------
                                                         1993             1994             1995
                                                    ---------------  ---------------  ---------------
Beginning liability...............................           $3,495           $2,960           $2,518
                                                    ---------------  ---------------  ---------------
  Provision.......................................              166              184              976
  Forfeitures.....................................             (399)            (266)            (169)
                                                    ---------------  ---------------  ---------------
  Net (income) expense............................             (233)             (82)             807
  Payments........................................             (302)            (360)            (387)
                                                    ---------------  ---------------  ---------------
    Net change....................................             (535)            (442)             420
                                                    ---------------  ---------------  ---------------
Ending liability..................................            2,960            2,518            2,938
Less current portion..............................             (162)            (175)            (725)
                                                    ---------------  ---------------  ---------------
                                                             $2,798           $2,343           $2,213
                                                    ---------------  ---------------  ---------------
                                                    ---------------  ---------------  ---------------

E.  STOCKHOLDERS' EQUITY
    The Company has a Stock Purchase Plan which allows outside directors to purchase up to 7,500 shares of the Company's Common Stock directly from the Company before the end of January following each calendar year. The purchase price per share approximates the market price of the Common Stock at the time of the grant. During 1993, 1994 and 1995, certain directors purchased an aggregate of 3,000, -0- and 23,500 shares of Common Stock, respectively, under this plan.

    The Company has a long-term incentive plan (the "Incentive Plan") under which 600,000 shares of the Company's Common Stock are reserved for grants to key personnel for (i) incentive stock options, (ii) non-qualified stock options,
(iii) stock appreciation rights, (iv) restricted stock and (v) performance awards, as defined by the Incentive Plan. Stock underlying outstanding options or performance awards are counted against the Incentive Plan's maximum shares while such options or awards are outstanding. Under the Incentive Plan, the options granted vest after a two year period and expire three years after full vesting. Options granted through December 31, 1995, have been granted at a price which approximates fair market value on the date of the grant.

                                                        EXERCISE PRICE PER SHARE
                                                    --------------------------------
                                                              $9.67           $13.33
Stock options granted on November 18, 1993........           92,250              -0-
Forfeitures.......................................           (3,000)             -0-
                                                    ---------------  ---------------
Stock options outstanding at
  December 31, 1993...............................           89,250              -0-
  Options granted.................................           73,559              -0-
  Forfeitures.....................................          (16,500)             -0-
                                                    ---------------  ---------------
Stock options outstanding at
  December 31, 1994...............................          146,309              -0-
  Options granted.................................              -0-           58,050
  Options exercised...............................           (5,000)             -0-
  Forfeitures.....................................          (14,250)          (3,900)
                                                    ---------------  ---------------
Stock options outstanding at December 31, 1995....          127,059           54,150
                                                    ---------------  ---------------
                                                    ---------------  ---------------

    At December 31, 1995, 56,500 of the $9.67 options issued in 1993 were exercisable.

                       GRAY COMMUNICATIONS SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

E.  STOCKHOLDERS' EQUITY (CONTINUED)
    On December 1, 1994, the Company repurchased 663,180 shares of its Common Stock at a price of $10.00 per share for a total purchase price before expenses, of $6.63 million. The trading value of the Common Stock on the NASDAQ Small Cap Issues Market was $10.83 on December 1, 1994. The Common Stock was purchased from The Prudential Insurance Company of America and Sandler Associates (420,000 and 243,180 shares, respectively). The purchase was funded by a bank loan (SEE NOTE C).

F.  INCOME TAXES
    The Company uses the liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

    Federal and state income tax expense (benefit) included in the consolidated financial statements are summarized as follows (in 000's):

                                                                 YEAR ENDED DECEMBER 31,
                                                    -------------------------------------------------
                                                         1993             1994             1995
                                                    ---------------  ---------------  ---------------
Current
  Federal.........................................             $982           $1,093            $(253)
  State...........................................              181              160               24
Deferred..........................................              436              523              863
                                                    ---------------  ---------------  ---------------
                                                             $1,599           $1,776             $634
                                                    ---------------  ---------------  ---------------
                                                    ---------------  ---------------  ---------------

    The total provision for income taxes for 1993 included $531,000 for discontinued operations.

    The components of deferred income tax expense for federal and state and local income taxes resulted from the following (in 000's):

                                                                 YEAR ENDED DECEMBER 31,
                                                    -------------------------------------------------
                                                         1993             1994             1995
                                                    ---------------  ---------------  ---------------
Accelerated depreciation for tax purposes.........              $50              $19             $349
Accelerated amortization for tax purposes.........              -0-              164              726
Employee benefits and other agreements............              181               96             (150)
Temporary difference related to loss on sales of
 assets...........................................              174              248              -0-
Excess of book over tax deductions for lease......                7               91              -0-
Other.............................................               24              (95)             (62)
                                                    ---------------  ---------------  ---------------
                                                               $436             $523             $863
                                                    ---------------  ---------------  ---------------
                                                    ---------------  ---------------  ---------------

                       GRAY COMMUNICATIONS SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

F.  INCOME TAXES (CONTINUED)
    Significant components of the Company's deferred tax liabilities and assets are as follows (in 000's):

                                                                      DECEMBER 31,
                                                    -------------------------------------------------
                                                         1993             1994             1995
                                                    ---------------  ---------------  ---------------
Deferred tax liabilities:
  Net book value of property and equipment........             $704             $723           $1,069
  Goodwill........................................              -0-              164              890
  Other...........................................              120              120              120
                                                    ---------------  ---------------  ---------------
    Total deferred tax liabilities................              824            1,007            2,079
Deferred tax assets:
  Liability under supplemental retirement plan....            1,125            1,029            1,127
  Allowance for doubtful accounts.................              168              335              195
  Difference in basis of assets held for sale.....            1,189              941              941
  Other...........................................              135              117              368
                                                    ---------------  ---------------  ---------------
    Total deferred tax assets.....................            2,617            2,422            2,631
  Valuation allowance for deferred tax assets.....             (753)            (753)            (753)
                                                    ---------------  ---------------  ---------------
    Net deferred tax assets.......................            1,864            1,669            1,878
                                                    ---------------  ---------------  ---------------
  Deferred tax assets (liabilities)...............           $1,040             $662            $(201)
                                                    ---------------  ---------------  ---------------
                                                    ---------------  ---------------  ---------------

    A reconciliation of income tax expense at the statutory federal income tax rate and income taxes as reflected in the consolidated financial statements is as follows (in 000's):

                                                                 YEAR ENDED DECEMBER 31,
                                                    -------------------------------------------------
                                                         1993             1994             1995
                                                    ---------------  ---------------  ---------------
Statutory rate applied to income..................           $1,409           $1,544             $532
State and local taxes, net of federal tax
 benefits.........................................              164              195               91
Other items, net..................................               26               37               11
                                                    ---------------  ---------------  ---------------
                                                             $1,599           $1,776             $634
                                                    ---------------  ---------------  ---------------
                                                    ---------------  ---------------  ---------------

    The Company made income tax payments of approximately $2.1 million, $1.5 million and $742,000 during 1993, 1994 and 1995, respectively. At December 31, 1995, the Company had current recoverable income taxes of approximately $1.3 million.

G.  RETIREMENT PLANS

PENSION PLAN

    The Company has a retirement plan covering substantially all full-time employees. Retirement benefits are based on years of service and the employees' highest average compensation for five consecutive years during the last ten years of employment. The Company's funding policy is to contribute annually the minimum amounts deductible for federal income tax purposes.

                       GRAY COMMUNICATIONS SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

G.  RETIREMENT PLANS (CONTINUED)
    The net pension expense includes the following (in 000's):

                                                                 YEAR ENDED DECEMBER 31,
                                                    -------------------------------------------------
                                                         1993             1994             1995
                                                    ---------------  ---------------  ---------------
Service costs-benefits earned during the year.....             $224             $204             $221
Interest cost on projected benefit obligation.....              374              359              384
Actual return on plan assets......................             (377)             (91)            (655)
Net amortization and deferral.....................              (63)            (338)             187
                                                    ---------------  ---------------  ---------------
Net pension expense...............................             $158             $134             $137
                                                    ---------------  ---------------  ---------------
                                                    ---------------  ---------------  ---------------
Assumptions:
  Discount rate...................................             8.0%             7.0%             8.0%
  Expected long-term rate of return on assets.....             8.0%             7.0%             8.0%
  Estimated rate of increase in compensation
   levels.........................................             6.0%             5.0%             6.0%

    The following summarizes the plan's funded status and related assumptions (in 000's):

                                                              DECEMBER 31,
                                                    --------------------------------
                                                         1994             1995
                                                    ---------------  ---------------
Actuarial present value of accumulated benefit
 obligation is as follows:
  Vested..........................................           $4,452           $5,308
  Other...........................................               66              135
                                                    ---------------  ---------------
                                                             $4,518           $5,443
                                                    ---------------  ---------------
                                                    ---------------  ---------------
Plan assets at fair value, primarily mutual funds
 and an unallocated insurance contract............           $5,307           $5,680
Projected benefit obligation......................           (5,015)          (5,904)
                                                    ---------------  ---------------
Plan assets in excess of (less than) projected
 benefit obligation...............................              292             (224)
Unrecognized net (gain) loss......................             (135)             190
Unrecognized net asset............................             (409)            (355)
                                                    ---------------  ---------------
Pension liability included in consolidated balance
 sheet............................................            $(252)           $(389)
                                                    ---------------  ---------------
                                                    ---------------  ---------------
Assumptions:
  Discount rate...................................             8.0%             7.0%
  Estimated rate of increase in compensation
   levels.........................................             6.0%             5.0%

    Effective December 31, 1995, the Company changed certain assumptions utilized in the actuarially computed costs and liabilities. The effect of such changes was to increase the present value of the projected benefit obligations by approximately $613,000.

CAPITAL ACCUMULATION PLAN

    Effective October 1, 1994, the Company adopted the Gray Communications Systems, Inc. Capital Accumulation Plan (the "Capital Accumulation Plan") for the purpose of providing additional retirement benefits for substantially all employees. The Capital Accumulation Plan is intended to meet the requirements of section 401(k) of the Internal Revenue Code.

                       GRAY COMMUNICATIONS SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

G.  RETIREMENT PLANS (CONTINUED)
    Employee contributions to the Capital Accumulation Plan, not to exceed 6% of the employees' gross pay, are matched by Company contributions. The Company's percentage match is made by a contribution of the Company's Common Stock, in an amount declared by the Company's Board of Directors before the beginning of each plan year. The Company's percentage match was 50% for both the year ended December 31, 1995 and the three months ended December 31, 1994. The Company contributions vest, based upon each employee's number of years of service, over a period not to exceed five years. The Company has reserved 150,000 shares of its Common Stock for issuance under the Capital Accumulation Plan.

    Company matching contributions aggregating $32,676 and $298,725 were charged to expense for 1994 and 1995, respectively, for the issuance of 3,160 and 18,354 shares, respectively of the Company's Common Stock.

H.  COMMITMENTS AND CONTINGENCIES
    The Company has various operating lease commitments for equipment, land and office space which expire through the year 2027. Future minimum payments under operating leases with initial or remaining non-cancelable lease terms in excess of one year are not material.

    The Company has entered into commitments for various television film exhibition rights for which the license periods have not yet commenced. Obligations under these commitments are payable in the following years:

1996..............................................         $491,360
1997..............................................        1,431,983
1998..............................................        1,351,273
1999..............................................        1,133,860
2000..............................................          456,733
                                                    ---------------
                                                         $4,865,209
                                                    ---------------
                                                    ---------------

    The Company is subject to legal proceedings and claims which arise in the normal course of its business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not materially affect the Company's financial position.

I.  DISCONTINUED OPERATIONS
    On April 13, 1994, the Company completed the sale of the assets of Gray Air Service (an operation discontinued in 1993) for approximately $1.2 million, and used the proceeds to reduce the Company's outstanding debt. During the year ended December 31, 1993, the Company sold its investment in undeveloped farmland, another asset held for sale, for approximately $2.0 million.

    On March 31, 1993, the Company completed the sale of its warehouse operations to Gray Distribution Services, Inc., a Georgia corporation, owned by a former director and officer of the Company. The net sales price of approximately $2.9 million was paid in cash at the date of closing. The Company recognized a gain of approximately $1.5 million, net of income tax expense of approximately $932,000, relative to the disposal of the warehouse operations. A special independent committee of the Company's Board of Directors approved the terms and conditions of the sale.

                       GRAY COMMUNICATIONS SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

I.  DISCONTINUED OPERATIONS (CONTINUED)
    The following summarizes information relative to the discontinued business segment for the year ended December 31, 1993 (in 000's):

Operating revenues................................           $1,695
                                                    ---------------
                                                    ---------------
Operating earnings................................             $100
                                                    ---------------
                                                    ---------------
Net earnings......................................              $48
                                                    ---------------
                                                    ---------------

J.  INFORMATION ON BUSINESS SEGMENTS
    The Company operates in two business segments: broadcasting and publishing. A transportation segment was discontinued in 1993 (see Note I). The broadcasting segment operates five television stations at December 31, 1995. The Publishing segment operates three daily newspapers in three different markets, and six area weekly advertising only direct mail publications in southwest Georgia and north Florida. The following tables present certain financial information concerning the Company's two operating segments and its discontinued segment (in 000's).

                                                                 YEAR ENDED DECEMBER 31,
                                                    -------------------------------------------------
                                                         1993             1994             1995
                                                    ---------------  ---------------  ---------------
OPERATING REVENUE
  Broadcasting....................................          $15,004          $22,826          $36,750
  Publishing......................................           10,109           13,692           21,866
                                                    ---------------  ---------------  ---------------
                                                            $25,113          $36,518          $58,616
                                                    ---------------  ---------------  ---------------
                                                    ---------------  ---------------  ---------------
OPERATING PROFIT (LOSS) FROM CONTINUING OPERATIONS
  Broadcasting....................................           $2,491           $5,241           $7,822
  Publishing......................................            1,040            1,036             (962)
                                                    ---------------  ---------------  ---------------
Total operating profit from continuing
 operations.......................................            3,531            6,277            6,860
Miscellaneous income and expense, net.............              202              188              144
Interest expense..................................             (985)          (1,923)          (5,439)
                                                    ---------------  ---------------  ---------------
Income from continuing operations before income
 taxes............................................           $2,748           $4,542           $1,565
                                                    ---------------  ---------------  ---------------
                                                    ---------------  ---------------  ---------------

                       GRAY COMMUNICATIONS SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

J.  INFORMATION ON BUSINESS SEGMENTS (CONTINUED)
    Operating profit is total operating revenue less operating expenses, excluding miscellaneous income and expense (net) and interest. Corporate administrative expenses are allocated to operating profit based on net segment revenues.

                                                                 YEAR ENDED DECEMBER 31,
                                                    -------------------------------------------------
                                                         1993             1994             1995
                                                    ---------------  ---------------  ---------------
DEPRECIATION AND AMORTIZATION EXPENSE
  Broadcasting....................................             $904           $1,326           $2,723
  Publishing......................................              438              690            1,190
                                                    ---------------  ---------------  ---------------
                                                              1,342            2,016            3,913
  Corporate.......................................              223              126               46
                                                    ---------------  ---------------  ---------------
                                                              1,565            2,142            3,959
  Discontinued operations.........................              224              -0-              -0-
                                                    ---------------  ---------------  ---------------
Total depreciation and amortization expense.......           $1,789           $2,142           $3,959
                                                    ---------------  ---------------  ---------------
                                                    ---------------  ---------------  ---------------
CAPITAL EXPENDITURES
  Broadcasting....................................             $787           $1,330           $2,285
  Publishing......................................              755              366              973
                                                    ---------------  ---------------  ---------------
                                                              1,542            1,696            3,258
  Corporate.......................................              124               72               22
                                                    ---------------  ---------------  ---------------
                                                              1,666            1,768            3,280
  Discontinued operations.........................              916              -0-              -0-
                                                    ---------------  ---------------  ---------------
Total capital expenditures........................           $2,582           $1,768           $3,280
                                                    ---------------  ---------------  ---------------
                                                    ---------------  ---------------  ---------------

                                                                      DECEMBER 31,
                                                    -------------------------------------------------
                                                         1993             1994             1995
                                                    ---------------  ---------------  ---------------
IDENTIFIABLE ASSETS
  Broadcasting....................................           $9,984          $53,173          $54,022
  Publishing......................................            4,753           11,878           18,170
                                                    ---------------  ---------------  ---------------
                                                             14,737           65,051           72,192
  Corporate.......................................            5,699            3,738            6,048
                                                    ---------------  ---------------  ---------------
                                                             20,436           68,789           78,240
  Discontinued operations.........................              936              -0-              -0-
                                                    ---------------  ---------------  ---------------
Total identifiable assets.........................          $21,372          $68,789          $78,240
                                                    ---------------  ---------------  ---------------
                                                    ---------------  ---------------  ---------------

ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

             Not applicable.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Set forth below is certain information concerning each of the directors and executive officers of the Company and its subsidiaries.

NAME                                                    AGE                          TITLE
- --------------------------------------------------      ---      ----------------------------------------------
Ralph W. Gabbard*                                           50   Director and President of the Company
William A. Fielder III                                      37   Vice President and Chief Financial Officer
Sabra H. Cowart                                             29   Controller, Chief Accounting Officer and
                                                                  Assistant Secretary
Robert A. Beizer                                            56   Vice President for Law and Development and
                                                                  Secretary
Thomas J. Stultz                                            44   Vice President
Joseph A. Carriere                                          62   Vice President-Corporate Sales
William E. Mayher III*                                      56   Chairman of the Board of Directors
Richard L. Boger*+                                          49   Director
Hilton H. Howell, Jr.**                                     34   Director
Howell W. Newton**                                          49   Director
Hugh Norton                                                 63   Director
Robert S. Prather, Jr.*+                                    51   Director
J. Mack Robinson*+                                          72   Director

- ------------------------
 * Member of the Executive Committee
** Member of the Audit Committee
 + Member of the Management Personnel Committee

    MR. GABBARD has been President and director of the Company since December 1, 1995. He served as a Vice President of the Company and as President and Chief Operating Officer of the Company's broadcast operations from September 2, 1994 until his election as President of the Company. He was president and general manager of Kentucky Central Television, Inc., the former owner of WKYT and WYMT, from 1982 to 1994. Mr. Gabbard is Chairman of the National Association of Broadcasters Television Board of Directors and Chairman of the CBS Affiliates Advisory Board.

    MR. FIELDER has been a Vice President and the Chief Financial Officer of the Company since August 1993. From April 1991 until his appointment as Chief Financial Officer, he was Controller of the Company. Prior to being appointed controller of the Company in April 1991, he was employed by Ernst & Young LLP, an accounting firm, which are the independent auditors of the Company.

    MS. COWART has been Controller and Chief Accounting Officer of the Company since April 1995. In February 1996 Ms. Cowart was appointed Assistant Secretary of the Company. From March 1994 until her appointment as Controller and Chief Accounting Officer, Ms. Cowart was the corporate accounting manager for the Company. Prior to joining the Company, she was employed by Deloitte & Touche LLP, an accounting firm, from 1989 to 1994.

    MR. BEIZER has been Vice President for Law and Development and Secretary of the Company since February 1996. From June 1994 to February 1996, he was of counsel to Venable, Baetjer, Howard & Civiletti, a law firm, in its regulatory and legislative practice group. From 1990 to 1994, Mr. Beizer was a partner at the law firm of Sidley & Austin and was head of its communications practice group in Washington, D.C. He has represented newspaper and broadcasting companies, including the Company, before the Federal Communications Commission for over 25 years. He is a past president of the Federal Communications Bar Association and a member of the ABA House of Delegates.

    MR. STULTZ has been a Vice President of the Company and the President of the Company's publishing division since February 1996. From 1990 to 1995, he was employed by Multimedia, Inc. as a vice president and from 1988 to 1990, as vice president of marketing.

    MR. CARRIERE has been Vice President of Corporate Sales since February 1996. From November 1994 until his appointment as Vice President, he served as President and General Manager of KTVE Inc., a subsidiary of the Company. Prior to joining the Company in 1994, Mr. Carriere was employed by Withers Broadcasting Company of Colorado as General Manager from 1991 to 1994. He has served as a past chairman of the CBS Advisory Board and the National Association of Broadcasters.

    DR. MAYHER has been a surgeon since prior to 1991 and has been a director of the Company since 1990. He has served as Chairman of the Board of Directors since August 1993.

    MR. BOGER has been the President and chief executive officer of Export Insurance Services, Inc., an insurance company, and a director of CornerCap Group of Funds, a "Series" investment company since prior to 1991. He has been a director of the Company since 1991.

    MR. HOWELL has been President and Chief Executive Officer of Atlantic American Corporation, an insurance holding company, since May 1995. He has been Executive Vice President of Delta Life Insurance Company and Delta Fire and Casualty Insurance Company since 1994, and Executive Vice President of Atlantic American Life Insurance Company, Bankers Fidelity Life Insurance Company and Georgia Casualty & Surety Company since 1992. In addition, since 1994, he has served as a Vice President and Secretary of Bull Run, a designer and manufacturer of dot matrix printers. He is also a director of the following corporations: Bull Run, Atlantic American Corporation, Atlantic American Life Insurance Company, Bankers Fidelity Life Insurance Company, Delta Life Insurance Company, Delta Fire and Casualty Insurance Company, Georgia Casualty & Surety Company, American Southern Insurance Company and American Safety Insurance Company. From 1989 to 1991, Mr. Howell practiced law in Houston, Texas with the law firm of Liddell, Sapp, Zivley, Hill & LaBoon. He has been a director of the Company since 1993. He is the son-in-law of J. Mack Robinson.

    MR. NEWTON has been the President and Treasurer of Trio Manufacturing Co., a textile manufacturing company, since prior to 1991 and a director of the Company since 1991.

    MR. NORTON has been the President of Norco, Inc., an insurance agency, since prior to 1991 and a director of the Company since 1987.

    MR. PRATHER has been the President and chief executive officer of Bull Run since July 1992 and a director of Bull Run since 1992. Prior to that time, he was President and chief executive officer of Phoenix Corporation, a steel service center. Mr. Prather has been a director of the Company since 1993.

    MR. ROBINSON has been chairman of the board of Bull Run since March 1994, chairman of the board and President of Delta Life Insurance Company and Delta Fire and Casualty Insurance Company since 1958, President of Atlantic American Corporation, an insurance holding company, from 1988 until 1995 and chairman of the board of Atlantic American Corporation since 1995. He is also a director of the following corporations: Bull Run, Atlantic American Life Insurance Company, Bankers Fidelity Life Insurance Company, Delta Life Insurance Company, Delta Fire and Casualty Insurance Company, Georgia Casualty & Surety Company, American Southern Insurance Company and American Safety Insurance Company and director EMERITUS of Wachovia Corporation. He has been a director of the Company since 1993.

    Each director holds office until the Company's next annual meeting of the shareholders and until his successor is elected and qualified. Officers are elected annually by the Board of Directors and hold office at the discretion of the Board.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

    Section 16(a) of the Securities Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission initial reports of ownership (Form 3) and reports of changes in ownership (Forms 4 and 5) of the Class A Common Stock. Officers, directors and greater than ten percent shareholders are required by regulation of the Securities and Exchange Commission to furnish the Company with copies of all Section 16(a) forms they file.

    To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company during the fiscal year ended December 31, 1995 all Section 16(a) filing requirements applicable to its officers, directors and ten percent beneficial owners were met, except for Mr. John T. William's inadvertent failure to file Forms 4 for three stock awards made by the Company under his employment agreement. These awards of 37,500, 37,500 and 75,000 shares were made on January 24, March 2, and March 14, 1995, respectively. Mr. Williams also inadvertently failed to file a Form 4 disclosing the sale of 75,000 shares which occurred in December 1995. These transactions were reported on his Form 5 filed timely in February 1996. Mr. Ralph W. Gabbard inadvertently failed to file a timely Form 4 regarding the purchase of 150 shares in 1995. This transaction was reported on his Form 5 filed in February 1996. Mr. Gabbard also inadvertently failed to file timely a Form 3 in 1994 upon election as an officer to the Company to report 300 shares owned by him prior to that election.

ITEM 11.  EXECUTIVE COMPENSATION

GENERAL. The following table sets forth a summary of the compensation of the Company's President, its former chief executive officer and the other executive officers whose total annual compensation exceeded $100,000 during the year ended December 31, 1995 ("named executives"). Mr. John T. Williams resigned as President, Chief Executive Officer and director and was replaced by Mr. Ralph W. Gabbard effective December 1, 1995.

                           SUMMARY COMPENSATION TABLE

                                                                                LONG TERM COMPENSATION
                                                                            ------------------------------
                                                                                        AWARDS
                                                                            ------------------------------
                                                     ANNUAL COMPENSATION                        SECURITIES
                                                                                                UNDERLYING
NAME AND                                            ---------------------     RESTRICTED          OPTIONS/      ALL OTHER
PRINCIPAL POSITION                           YEAR      SALARY       BONUS   STOCK AWARDS           SARS(#)   COMPENSATION
- ----------------------------------------  -------   ---------   ---------   ------------   ---------------  -------------
John T. Williams,                            1995   $ 285,000   $       -   $2,081,250(2)               -   $  606,266(3)
  Former President, Chief Executive          1994     286,867      71,910           -                   -        2,112(4)
  Officer and Director (1)                   1993     258,400     112,500           -                   -        1,950(4)
Ralph W. Gabbard,                            1995(5)   261,000    150,000           -              15,000       12,628(6)
  President, Director                        1994      77,000     118,941           -              30,509    1,200,000(7)
                                             1993(8)         -          -           -                   -            -
William A. Fielder, III,                     1995     105,000      22,050           -               3,000        9,188(9)
  Vice President and Chief Financial         1994      95,000           -           -                   -        6,055(10)
  Officer                                    1993      88,161           -           -               7,500        6,040(11)
Joseph A. Carriere,                          1995     115,000      65,922           -               3,750          878(4)
  Vice President Corporate Sales             1994(12)     6,635         -           -                   -            -
                                             1993(8)         -          -           -                   -            -

- ------------------------------

(1) Mr. Williams resigned his position as President, Chief Executive Officer and director of the Company effective December 1, 1995.

(2) Pursuant to Mr. Williams' employment agreement, Mr. Williams received three restricted stock awards (the "Common Stock Award") from the Company aggregating 150,000 shares of Class A Common Stock in 1995. In connection with Mr. Williams' resignation from the Company, the Company removed the restrictions on the Common Stock Award in December 1995 and the shares subject to such Common Stock Award became fully vested.

(3) Upon Mr. Williams' resignation, the Company entered into a separation agreement dated December 1, 1995 (the "Separation Agreement"), which provided, among other things, for the payment of $596,000 over a two-year period ending November 1997 as consideration for consulting services, his resignation and certain non-compete and confidentiality agreements. $3,415, $2,117 and $4,734 represent payments by the Company for matching contributions to the 401(k) plan, term life insurance premiums and long term disability premiums, respectively. The Company expensed the entire $596,000 in 1995.
(4)  Represents payments by the Company for term life insurance premiums.
(5) Mr. Gabbard was elected President and director of the Company in December 1995. Prior to this election he served as Vice President of the Company and President and Chief Operating Officer of the Company's broadcast operations from September 2, 1994 to December 1995.
(6) $3,750, $2,736 and $6,142 represent payments by the Company for matching contributions to the 401(k) plan, term life insurance premiums and long term disability premiums, respectively.
(7) Mr. Gabbard has an employment agreement with the Company which provides him with 122,034 shares of Class A Common Stock if his employment with the Company continues until September 1999. The Company will recognize approximately $1.2 million of compensation expense for this award over the five-year period. Approximately $80,000 and $240,000 of expense was recorded in 1994 and 1995, respectively.
(8)  Not employed by the Company during this year.

(9) $5,765, $2,406, $378 and $639 represent payments or accruals by the Company for supplemental retirement benefits, matching contributions to the 401(k) plan, term life insurance premiums and long term disability premiums, respectively.
(10) $5,717 and $338 represent payments or accruals by the Company for supplemental retirement benefits and term life insurance premiums, respectively.
(11) $5,700 and $340 represent payments or accruals by the Company for supplemental retirement benefits and term life insurance premiums, respectively.
(12) Mr. Carriere joined the Company in November 1994 as President and General Manager of KTVE.

STOCK OPTIONS GRANTED. The following table contains information on stock options granted to the Company's President and the named executives during the year ended December 31, 1995. Under the Company's 1992 Long Term Incentive Plan (the "Incentive Plan") all officers and key employees are eligible for grants of stock options and other stock-based awards. Options granted are exercisable over a three year period beginning on the second anniversary of the grant date and expire one month after termination of employment. The total number of shares of Class A Common Stock issuable under the Incentive Plan is not to exceed 600,000 shares, subject to adjustment in the event of any change in the outstanding shares of such stock by reason of a stock dividend, stock split, recapitalization, merger, consolidation or other similar changes generally affecting stockholders of the Company.

    The Incentive Plan is administered by the members of the Management Personnel Committee of the Board of Directors (the "Committee") who are not eligible for selection as participants under the Incentive Plan. The Incentive Plan is intended to provide additional incentives and motivation for the Company's employees. The Committee, by majority action thereof, is authorized in its sole discretion to determine the individuals to whom the benefits will be granted, the type and amount of such benefits and the terms thereof; and to prescribe, amend and rescind rules and regulations relating to the Incentive Plan, among other things.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                                              POTENTIAL REALIZABLE
                                                                                    VALUE AT
                                         % OF TOTAL                           ASSUMED ANNUAL RATES
                                            OPTIONS                                    OF
                              NUMBER OF  GRANTED TO                               STOCK PRICE
                             SECURITIES   EMPLOYEES    EXERCISE                 APPRECIATION FOR
                             UNDERLYING          IN          OR                  OPTION TERM(1)
                                OPTIONS      FISCAL  BASE PRICE  EXPIRATION  ----------------------
NAME                            GRANTED        YEAR   ($/SHARE)        DATE       5%($)      10%($)
- ---------------------------  ----------  ----------  ----------  ----------  ----------  ----------
Ralph W. Gabbard                 15,000       25.8%      $13.33     3/30/00     $55,242    $122,071
William A. Fielder, III           3,000        5.2%      $13.33     3/30/00     $11,048     $24,414
Joseph A. Carriere                3,750        6.5%      $13.33     3/30/00     $13,811     $30,518

- ------------------------
(1) Amounts reported in these columns represent amounts that may be realized upon exercise of options immediately prior to the expiration of their term assuming the specified compounded rates of appreciation (5% and 10%) on the Class A Common Stock over the term of the options. These numbers are calculated based on rules promulgated by the Commission and do not reflect the Company's estimate of future stock price growth. Actual gains, if any, on stock option exercises and Class A Common Stock holdings are dependent on the timing of such exercise and the future performance of the Class A Common Stock. There can be no assurance that the rates of appreciation assumed in this table can be achieved or that the amounts reflected will be received by the option holder.

STOCK  OPTIONS  EXERCISED.   The following  table  sets forth  information about
unexercised stock options held by the named executives. No stock options were exercised by such officers during 1995.

              AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                         FISCAL YEAR END OPTION VALUES

                                                            VALUE OF UNEXERCISED IN-
                                    NUMBER OF UNEXERCISED    THE-MONEY OPTIONS AT FY
                                     OPTIONS AT FY END(#)        END($) EXERCISABLE/
NAME                            EXERCISABLE/UNEXERCISABLE           UNEXERCISABLE(1)
- ------------------------------  -------------------------  -------------------------
Ralph W. Gabbard                                 0/45,509                $0/$318,553
William A. Fielder, III                       7,500/3,000            $61,562/$13,625
Joseph A. Carriere                                0/3,750                 $0/$17,031

- ------------------------

(1) Closing price of Class A Common Stock at December 31, 1995 was $17 7/8 per share.

SUPPLEMENTAL PENSION PLAN. The Company has entered into agreements with certain key employees to provide these employees with supplemental retirement benefits. The benefits are disbursed after retirement in contractually predetermined payments of equal monthly amounts over the employee's life, or the life of a surviving eligible spouse for a maximum of 15 years. The Company maintains life insurance coverage on these individuals in adequate amounts to fund the agreements.

RETIREMENT PLAN. The Company sponsors a defined benefit pension plan, intended to be tax qualified, for certain of its employees and the employees of any of its subsidiaries which have been designated as participating companies under the plan. A participating employee who retires on or after attaining age 65 and who has completed five years of service upon retirement may be eligible to receive during his lifetime, in the form of monthly payments, an annual pension equal to
(i) 22% of the employee's average earnings for the highest five consecutive years during the employee's final 10 years of employment multiplied by a factor, the numerator of which is the employee's years of service credited under the plan before 1994, the denominator of which is the greater of 25 or the years of service credited under the plan, plus (ii) .9% of the employee's monthly average earnings for the highest five consecutive years in the employee's final ten years of employment added to .6% of monthly average earnings in excess of Social Security covered compensation, and multiplied by the employee's years of service credited under the plan after 1993, with a maximum of 25 years minus years of service credited under (i) above. For participants as of December 31, 1993, there is a minimum benefit equal to the projected benefit under (i) at that time. For purposes of illustration, pensions estimated to be payable upon retirement of participating employees in specified salary classifications are shown in the following table:

                               PENSION PLAN TABLE

                                                 YEARS OF SERVICE
                      ----------------------------------------------------------------------
REMUNERATION(1)               10          15          20          25          30          35
- --------------------  ----------  ----------  ----------  ----------  ----------  ----------
$ 15,000                  $1,326      $1,986      $2,646      $3,306      $3,300      $3,300
  25,000                   2,210       3,310       4,410       5,510       5,500       5,500
  50,000                   4,709       6,909       9,109      11,309      11,000      11,000
  75,000                   7,219      10,519      13,819      17,119      16,500      16,500
 100,000                   9,729      14,129      18,529      22,929      22,000      22,000
 150,000                  14,749      21,349      27,949      34,549      33,000      33,000
 200,000                  18,269      27,069      35,869      44,669      41,067      41,486
 250,000 and above        19,622      29,268      38,914      48,560      45,014      45,473

- ------------------------
(1) Five-year average annual compensation

    Employees may become participants in the plan, provided that they have attained age 21 and have completed one year of service. Average earnings are based upon the salary paid to a participating employee by a participating company. Pension compensation for a particular year as used for the calculation of retirement benefits includes salaries, overtime pay, commissions and incentive payments received during the year and the employee's contribution to the Capital Accumulation Plan (as defined). Pension compensation for 1995 differs from compensation reported in the Summary Compensation Table in that pension compensation includes any annual incentive awards received in 1995 for services in 1994 rather than the incentive awards paid in 1996 for services in 1995. The maximum annual compensation considered for pension benefits under the plan in 1995 was $150,000.

    As of December 31, 1995, full years of actual credited service in this plan are Mr. Williams-3 years; Mr. Fielder-4 years; and Mr. Carriere-1 year. Mr. Gabbard had no full years of credited service under the plan at December 31, 1995.

CAPITAL ACCUMULATION PLAN. Effective October 1, 1994, the Company adopted the Gray Communications Systems, Inc. Capital Accumulation Plan (the "Capital Accumulation Plan") for the purpose of providing additional retirement benefits for substantially all employees. The Capital Accumulation Plan is intended to meet the requirements of section 401(k) of the Code.

    Contributions to the Capital Accumulation Plan are made by the employees of the Company. The Company matches a percentage of each employee's contribution which does not exceed 6% of the employee's gross pay. The percentage match is made with a contribution of Class A Common Stock and is declared by the Board of Directors before the beginning of each Capital Accumulation Plan year. The percentage match declared for the year ended December 31, 1995 was 50%. The Company's matching contributions vest based upon the employees' number of years of service, over a period not to exceed five years. The Company has registered 150,000 shares of Class A Common Stock for issuance to the Capital Accumulation Plan.

DIRECTORS' COMPENSATION

    Directors who are not employed by the Company receive an annual fee of $6,000. Nonemployee directors are paid $500 for attendance at meetings of the Board of Directors and $500 for attendance at meetings of Committees of the Board. Committee chairmen, not employed by the Company, receive an additional fee of $800 for each meeting they attend. Any outside director who serves as Chairman of the Board receives an annual retainer of $12,000. Outside directors are paid 40% of the usual fee arrangement for attending any special meeting of the Board of Directors or any Committee thereof conducted by telephone.

EMPLOYMENT AGREEMENTS

    In 1995, pursuant to Mr. Williams' employment agreement, Mr. Williams received the Common Stock Award. In December 1995, Mr. Williams resigned his position as President, Chief Executive Officer and director of the Company. Upon his resignation, the Company entered into the Separation Agreement with Mr. Williams which provides for the payment of $596,000 over a two-year period ending November 1, 1997 as consideration for Mr. Williams' agreement to (i) resign from the Company and terminate his employment agreement, (ii) be available as a consultant to the Company from December 1, 1995 until November 30, 1997 and (iii) not compete with the Company's business and to keep all information regarding the Company confidential while he is a consultant. In addition, under the Separation Agreement, Mr. Williams is to receive health and life insurance coverage with premiums paid by the Company while he is available as a consultant. Finally, the Separation Agreement provides that the restrictions on the Common Stock Award were removed and such Common Stock Award became fully vested.

    Ralph W. Gabbard and the Company entered into an employment agreement, dated September 3, 1994, for a five year term. The agreement provides for annual compensation of $250,000 during the term of the agreement (subject to yearly inflation adjustment) and entitled Mr. Gabbard to certain fringe benefits. In addition to his annual compensation, Mr. Gabbard was entitled to participate in an annual incentive compensation plan and the Incentive Plan. Under the annual incentive compensation plan, Mr. Gabbard was eligible to receive additional compensation if the operating profits of the broadcasting group of the Company reaches or exceeds certain goals. Under the Incentive Plan, Mr. Gabbard has received non-qualified stock options to purchase 30,509 shares of Class A Common Stock. These options are exercisable over a three year period beginning September 1996. The exercise price for such options is $9.66. Upon the fifth anniversary of Mr. Gabbard's employment with the Company, Mr. Gabbard shall receive 122,034 shares of Class A Common Stock.

    In February 1996, the Board of Directors approved an amendment to Mr. Gabbard's employment agreement to increase Mr. Gabbard's base salary from $250,000 to $300,000, effective January 1, 1996 and to establish a new annual compensation plan (the "Annual Compensation Plan") to be based upon the achievement by the Company of a certain operating profit, the amount of which is to be established by the Board of Directors. Under the Annual Compensation Plan, if the Company achieves the targeted amount of operating profit in a given year, Mr. Gabbard shall receive $200,000 as additional compensation. The Annual Compensation Plan further provides that if the Company exceeds the targeted amount of operating profit in a given year, Mr. Gabbard shall be entitled to receive additional compensation in excess of $200,000, as determined by the Board of Directors. Mr. Gabbard has agreed that during the term of his agreement and for two years thereafter, he will be subject to certain non-competition provisions.

    William A. Fielder, III, Vice President and Chief Financial Officer of the Company, has an employment agreement with the Company dated April 1991, which was amended March 1993, to provide for the continuation of his annual salary (currently $135,000) for a period of one year in the event of termination without cause.

    Robert A. Beizer and the Company entered into an employment agreement dated as of February 12, 1996, for a two-year term which automatically renews for three successive one-year periods, subject to certain termination provisions. The agreement provides that Mr. Beizer shall be employed as Vice President for Law and Development of the Company, with an initial annual base salary of $200,000 and a grant of options to purchase 15,000 shares of Class A Common Stock with an exercise price of $19.375 per share under the Incentive Plan at the inception of his employment. Mr. Beizer's base salary shall be increased yearly, based upon a cost of living index and he will receive non-qualified options to purchase 7,000 shares of Class A Common Stock annually during the term of the agreement at an exercise price per share equal to the fair market value of the Class A Common Stock on the date of the grant. All options granted are exercisable over a three year period upon the second anniversary of the grant date. If there is a "change of control" of the Company, Mr. Beizer will be paid a lump sum amount equal to his then current base salary for the remaining term of the agreement and will be granted any remaining stock options to which he would have been entitled. For purposes of the agreement, "change of control" is defined as any change in the control of the Company that would be required to be reported in response to Item 6(e) of Schedule 14A promulgated under the Securities Exchange Act of 1934. Mr. Beizer has agreed that during the term of his agreement and for two years thereafter, he will be subject to certain non-competition provisions.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    Gray Kentucky Television, Inc., a subsidiary of the Company ("Gray Kentucky") is a party to a joint venture agreement with Host Communications, Inc. ("Host") and certain other parties not affiliated with the Company, pursuant to which the parties formed a joint venture to exploit Host's rights to broadcast and market University of Kentucky football and basketball games and related activities. Pursuant to such agreement, Gray Kentucky is licensed to broadcast University of Kentucky football and basketball games and related activities. Under this agreement, Gray Kentucky also provides Host with production and certain marketing services and Host provides accounting and various marketing services. During the year ended December 31, 1995, the Company received approximately $332,000 from this joint venture.

    Bull Run currently owns 51.5% of the outstanding common stock of Capital Sports Properties, Inc. ("CSP"). CSP's assets consist of all of the outstanding preferred stock of Host and warrants to purchase Host common stock. Bull Run also owns approximately 9.4% of Host's currently outstanding common shares directly, thereby giving Bull Run total direct and indirect ownership of Host of approximately 29.7%, assuming conversion of all currently outstanding exercisable stock options and warrants for Host common stock. Messrs. Ralph W. Gabbard and Robert S. Prather, Jr., members of the Company's Board of Directors, are also members of the board of directors of both CSP and Host.

    The Company's Board of Directors approved payments to Bull Run of finders fees for the acquisition of the GWINNETT DAILY POST, the Augusta Acquisition and the Phipps Acquisition. The Company agreed to pay finders fees of $75,000 and $360,000 for the acquisition of GWINNETT DAILY POST and Augusta Acquisitions, respectively. The Board of Directors has agreed to pay a finders fee of 1% of the proposed purchase price of the Phipps Acquisition for services performed, of which $550,000 was due and included in accounts payable at December 31, 1995.

    On January 3, 1996, Bull Run purchased for $10 million from the Company (i) the 8% Note in the principal amount of $10 million due in January 2005, with interest payable quarterly beginning March 31, 1996 and (ii) warrants to purchase 487,500 shares of Class A Common Stock at $17.88 per share, (subject to customary antidilution provisions) 300,000 of which are currently fully vested, with the remaining warrants vesting in five equal annual installments commencing January 3, 1997, provided that the 8% Note is outstanding. On January 3, 1996, the closing price of the Class A Common Stock on the NYSE was $17.75. The warrants (which represent 9.9% of the currently issued and outstanding shares of Class A Common Stock, after giving effect to the exercise of such warrants) expire in January 2006 and may not be exercised unless shareholder approval of the issuance of the warrants is obtained, which is expected to occur at the Company's next annual meeting of shareholders. The Company obtained an opinion from The Robinson-Humphrey Company, Inc., one of the underwriters of the Note Offering and the Stock Offering, stating that the terms and conditions of the 8% Note were fair from a financial point of view to the shareholders of the Company. The proceeds from the sale of the 8% Note and the warrants were used to fund, in part, the Augusta Acquisition.

    In connection with the issuance by the Company of the $10 million letter of credit in the Phipps Acquisition, J. Mack Robinson, a director of the Company, executed a put agreement in favor of the letter of credit issuer, for which he received no consideration from the Company. Pursuant to such agreement, in the event that such letter of credit is drawn upon by the sellers of the Phipps Business and the Company defaults on the repayment of such amounts so drawn under the letter of credit, Mr. Robinson has agreed to pay such amounts to the issuer of the letter of credit.

ISSUANCES OF PREFERRED STOCK

    As part of the Financing, the 8% Note will be retired and the Company will issue to Bull Run, in exchange therefor, 1,000 shares of Series A Preferred Stock. Subject to certain limitations, holders of the Series A Preferred Stock are entitled to receive, when, as and if declared by the Board of Directors, out of funds of the Company legally available for payment, cash dividends at an annual rate of $800 per share. The Series A Preferred Stock has priority as to dividends over the common stock and any other series or class of the Company's stock which ranks junior as to dividends to the Series A Preferred Stock. In case of the voluntary or involuntary liquidation, dissolution or winding up of the Company, holders of the Series A Preferred Stock will be entitled to receive a liquidation price of $10,000 per share, plus an amount equal to any accrued and unpaid dividends to the payment date, before any payment or distribution is made to the holders of common stock or any other series or class of the Company's stock which ranks junior as to liquidation rights to the Series A Preferred Stock. The Series A Preferred Stock may be redeemed at the option of the Company, in whole or in part at any time, at $10,000 per share, plus an amount equal to any accrued and unpaid dividends to the redemption date and such redemption price may be paid, at the Company's option, in cash or in shares of Class A Common Stock. The holders of shares of Series A Preferred Stock will not be entitled to vote on any matter except (i) with respect to the authorization or issuance of capital stock ranking senior to the Series A Preferred Stock and with respect to certain amendments to the Company's Articles of Incorporation,
(ii) if the Company shall have failed to declare and pay dividends on the Series A Preferred Stock for any six quarterly payment periods, in which event the holders of the Series A Preferred Stock shall be entitled to elect two directors to the Company's Board of Directors until the full dividends accumulated have been declared and paid and (iii) as required by law. In addition, without the affirmative vote of the holders of a majority of the outstanding shares of Series A Preferred Stock, the Company may not authorize or issue a class or series of, or security convertible into, capital stock ranking senior to the Series A Preferred Stock as to the payment of dividends or the distribution of assets upon liquidation, or adversely change the preferences or powers of the Series A Preferred Stock. The warrants issued with the 8% Note will vest in accordance with the schedule described above, provided that the Series A Preferred Stock remains outstanding.

    In addition, as part of the Financing, the Company will issue to Bull Run, an affiliate of the Company, for $10 million, 1,000 shares of Series B Preferred Stock. Subject to certain limitations, holders of the Series B Preferred Stock are entitled to receive, when, as and if declared by the Board of Directors, out of funds of the Company legally available for payment, dividends of Series B Preferred Stock at an annual rate of $600 per share, except that the Company at its option may pay such dividends in cash or in additional shares of Series B Preferred Stock valued, for the purpose of determining the number of shares (or fraction thereof) of such Series B Preferred Stock to be issued, at $10,000 per share. The Series B Preferred Stock has priority as to dividends over the common stock and any other series or class of the Company's stock which ranks junior as to dividends as the Series B Preferred Stock. In case of the voluntary or involuntary liquidation, dissolution or winding up of the Company, holders of the Series B Preferred Stock will be entitled to receive a liquidation price of $10,000 per share, plus an amount equal to any accrued and unpaid dividends to the payment date, before any payment or distribution is made to the holders of common stock or any other series or class of the Company's stock which ranks junior as to liquidation rights to the Series B Preferred Stock. The Series B Preferred Stock may be redeemed at the option of the Company, in whole or in part at any time, at $10,000 per share, plus an amount equal to any accrued and unpaid dividends to the redemption date and such redemption price may be paid, at the Company's option, in cash or in shares of Class A Common Stock. The holders of shares of Series B Preferred Stock will not be entitled to vote on any matter except (i) with respect to the authorization or issuance of capital stock ranking senior to the Series B Preferred Stock and with respect to certain amendments to the Company's Articles of

Incorporation, (ii) if the Company shall have failed to declare and pay dividends on the Series B Preferred Stock for any six quarterly payment periods, in which event the holders of the Series B Preferred Stock shall be entitled to elect two directors to the Company's Board of Directors until the full dividends accumulated have been declared and paid and (iii) as required by law. In addition, without the affirmative vote of the holders of a majority of the outstanding shares of Series B Preferred Stock, the Company may not authorize or issue a class or series of, or security convertible into, capital stock ranking senior to the Series B Preferred Stock as to the payment of dividends or the distribution of assets upon liquidation or adversely change the preferences or powers of the Series B Preferred Stock.

    In connection with the issuance of the Series B Preferred Stock as part of the Financing, (i) the Company will issue to Bull Run warrants entitling the holder thereof to purchase 500,000 shares of Class A Common Stock at an exercise price of $24.00 per share, (subject to customary antidilution provisions), representing 10.1% of the currently issued and outstanding shares of Class A Common Stock, after giving effect to the exercise of such warrants. Of these warrants, 300,000 will vest upon issuance, with the remaining warrants vesting in five equal installments commencing on the first anniversary of the date of issuance. The issuance of the warrants must be approved by the Company's shareholders, which is expected to occur at the Company's next annual meeting of shareholders. They may not be exercised prior to the second anniversary of the date of issuance and will expire on the tenth anniversary of the date of issuance. The Company expects to obtain a written opinion from The Robinson-Humphrey Company, Inc., one of the proposed underwriters of the Stock Offering and the Note Offering, stating that the terms and conditions of the Series B Preferred Stock and the warrants are fair to the shareholders of the Company from a financial point of view.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information with respect to stockholders who are known by the Company to be the beneficial owners of more than 5% of the outstanding Class A Common Stock and the number of shares of Class A Common Stock beneficially owned by directors and named executive officers of the Company, individually, and all directors and executive officers of the Company as a group as of June 15, 1996. Except as indicated below, none of such stockholders own, or have the right to acquire any shares of Class B Common Stock.

NAME AND ADDRESS OF                     SHARES BENEFICIALLY   PERCENT OF
BENEFICIAL OWNER                                      OWNED        CLASS
- ----------------------------------             ------------   ----------
Bull Run Corporation (1)                          1,211,590     27.1%
George H. Nader (2)                                 240,899      5.4%
Ralph W. Gabbard                                        918          *
William A. Fielder III (3)                            8,563          *
Sabra H. Cowart                                         195          *
Robert A. Beizer                                         --          *
Thomas J. Stultz                                      1,500          *
Joseph A. Carriere                                      594          *
William E. Mayher III (3)                            16,500          *
Richard L. Boger (3)                                 24,150          *
Hilton H. Howell, Jr. (3)(4)(5)(6)                   69,150      1.6%
Howell W. Newton (3)                                  9,250          *
Hugh Norton (3)                                      16,500          *
Robert S. Prather, Jr. (3)(4)(7)                     30,750          *
J. Mack Robinson (3)(4)(6)(8)                       791,940     17.7%
John T. Williams (9)                                 78,752      1.8%
All directors and executive                   (4)-1,048,762(8),
 officers as a group (14 persons)             (10)              23.2%

- ------------------------------
 *   Less than 1%.

(1) Owned by Bull Run through its wholly-owned subsidiary, Datasouth Computer Corporation. The address of Bull Run is 4370 Peachtree Road, Atlanta, Georgia 30319. Does not include warrants subject to shareholder approval. See "Compensation Committee Interlocks and Insider Participation."

(2) Mr. Nader's address is P.O. Box 271, 1011 Fifth Avenue, West Point, Georgia 31833.

(3)  Includes 7,500 shares subject to currently exercisable options.

(4) Excludes shares owned by Bull Run. Messrs. Howell, Prather and Robinson are directors and officers of Bull Run. Messrs. Prather and Robinson are principal shareholders of Bull Run.

(5) Includes 39,050 shares owned by Mr. Howell's wife, as to which shares Mr. Howell disclaims beneficial ownership. Excludes 63,000 shares held in trust for Mr. Howell's wife.

(6) Excludes as to Mr. Howell, and includes as to Mr. Robinson, an aggregate of 297,540 shares owned by certain companies of which Mr. Howell is an officer and director and Mr. Robinson is an officer, director and a principal or sole stockholder.

(7) Includes 150 shares owned by Mr. Prather's wife, as to which shares Mr. Prather disclaims beneficial ownership.

(8) Includes an aggregate of 256,650 shares owned by Mr. Robinson's wife directly and as trustee for their daughters, as to which shares Mr. Robinson disclaims beneficial ownership. Mr. Robinson's address is 4370 Peachtree Road, Atlanta, Georgia 30319.

(9) Mr. Williams resigned his position as President and Chief Executive Officer of the Company effective December 1, 1995.

(10) Includes 60,000 shares subject to currently exercisable options.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    J. Mack Robinson, a director of the Company, is Chairman of the Board of Bull Run and the beneficial owner of approximately 28% of the outstanding shares of common stock, par value $.01 per share ("Bull Run Common Stock"), of Bull Run (including certain shares as to which such beneficial ownership is disclaimed by Mr. Robinson). Robert S. Prather, Jr., a director of the Company, is President, Chief Executive Officer and a director of Bull Run and the beneficial owner of approximately 12% of the outstanding shares of Bull Run Common Stock (including certain shares as to which such beneficial ownership is disclaimed by Mr. Prather). Mr. Prather is also a member of the Board of Directors of CSP and Host. Hilton H. Howell, Jr. a director of the Company, is Vice President, Secretary and a director of Bull Run. See "Compensation Committee Interlocks and Insider Participation" for a description of certain business relationships between the Company and Messrs. Prather and Robinson, Host, CSP and Bull Run.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        (A)(1)  FINANCIAL STATEMENTS.

Audited Consolidated Financial Statements
      Report of Independent Auditors
      Consolidated Balance Sheets at December 31, 1994 and 1995
      Consolidated Statements of Income for the years ended December 31, 1993, 1994 and 1995
      Consolidated Statements of Stockholders' Equity for the years ended December 31,
      1993, 1994 and 1995
      Consolidated Statements of Cash Flows for the years ended December 31, 1993,
      1994 and 1995
      Notes to Consolidated Financial Statements

      (2) FINANCIAL STATEMENT SCHEDULES. The following financial statement schedules are included in Item 14(d):

Schedule II -- Valuation and Qualifying Accounts.

All other schedules are omitted because they are not applicable or not required under the related instructions, or because the required information is shown either in the consolidated financial statements or in the notes thereto.

    (B)  REPORTS ON FORM 8-K.

    The Company did not file any reports on Form 8-K during the quarter ended December 31, 1995.

    (C)  EXHIBITS

3.1        Articles of Incorporation of Gray Communications Systems, Inc., as amended
            (incorporated by references to Exhibit 3 to the Company's Form 10 dated October
            7, 1991, as amended on January 29, 1992 and March 2, 1992, and Exhibit 3(i) to
            the Company's Form 10-K for the fiscal year ended June 30, 1993).
3.2        By-Laws of Gray Communications Systems, Inc., as amended (incorporated by references to Exhibit 3(i) to the Company's Form 10 dated October 7, 1991, as amended on January 29, 1992 and March 2, 1992, Exhibit 3(i) to the Company's
            10-K for the period ended June 30, 1993 and Exhibit 3(d) of the Company's 10-K for the transition period from July 1, 1993 to December 31, 1993).
4.2        Credit Agreement and first modification of Credit Agreement, dated as of April
            22, 1994, between the Company and Bank South, N.A., and Deposit Guaranty
            National Bank (incorporated by reference to Exhibit 4(i) to the Company's Form
            8-K, dated September 2, 1994).
4.3        Note Purchase Agreement and first modification of Note Purchase Agreement between the Company and Teachers Insurance and Annuity Association of America
            (incorporated by reference to Exhibit 4(ii) to the Company's Form 8-K, dated
            September 2, 1994).
4.4        Second modification of Credit Agreement, dated November 30, 1994, between the
            Company and Bank South, N.A. and Deposit Guaranty National Bank (incorporated by reference to Exhibit 4(c) to the Company's Form 10-K for the year ended December
            31, 1994 (the "1994 Form 10-K")).
4.5        Second modification of Note Purchase Agreement, dated November 30, 1994, between the Company and Teachers Insurance and Annuity Association (incorporated by reference to Exhibit 4(d) to the 1994 Form 10-K).

4.6        Third modification of Credit Agreement, dated January 6, 1995, between the
            Company and Bank South, N.A. and Deposit Guaranty National Bank (incorporated by reference to Exhibit 4(e) to the 1994 Form 10-K).
4.7        Fourth modification of Credit Agreement, dated January 27, 1995, between the
            Company and Bank South, N.A. and Deposit Guaranty National Bank (incorporated by reference to Exhibit 4(f) to the 1994 Form 10-K).
4.8        Third Modification of Note Purchase Agreement, dated June 15, 1995, between the
            Company and Teachers Insurance and Annuity Association (incorporated by reference to Exhibit 4(a) to the Company's Form 10-Q for the quarter ended June
            30, 1995).
4.9        Form of Master Agreement, dated as of June 13, 1995, between the Company and
            Society National Bank (incorporated by reference to Exhibit 4.9 to the Company's registration statement on Form S-1 (Registration No. 333-4338) (the "Note S-1").
4.10       Amendment to Intercreditor Agreement, dated June 15, 1995, by and among the
            Company, Bank South, N.A., Deposit Guaranty National Bank and Teachers Insurance
            and Annuity Association (incorporated by reference to Exhibit 4(b) to the
            Company's form 10-Q for the quarter ended June 30, 1995).
4.11       Fourth Modification of Note Purchase Agreement, dated as of January 3, 1996, between the Company and Teachers Insurance Annuity Association previously filed as Exhibit 4(h) to the Company's Form 10-K for the year ended December 31, 1995
            (the "1995 10-K")).
4.12       First Consolidated Modification of Credit Agreement, dated as of January 3, 1996, among the Company, Bank South, Deposit Guaranty National Bank and Society
            National Bank (incorporated by reference to Exhibit 4(i) to the Company's Form
            8-K, dated January 18, 1996).
4.13       Note Purchase between the Company and Bull Run, dated as of January 3, 1996
            (incorporated by reference to Exhibit 4(ii) to the Company's Form 8-K, dated
            January 18, 1996).
10.1       Supplemental pension plan (incorporated by reference to Exhibit 10(a) to the
            Company's Form 10 filed October 7, 1991, as amended January 29, 1992 and March
            2, 1992).
10.2       Employment Agreement, between the Company and John T. Williams (incorporated by reference to Exhibit 19 to the Company's Form 10-Q for the quarter ended March
            31, 1992).
10.3       Amendment to employment agreement, between the Company and John T. Williams
            (incorporated by reference to Exhibit 19(b) to the Company's Form 10-Q for the
            quarter ended March 31, 1992).
10.4       Restricted stock agreement between the Company and John T. Williams (incorporated by reference to Exhibit 19(c) to the Company's Form 10-Q for the quarter ended
            March 31, 1992).
10.5       Long Term Incentive Plan (incorporated by reference to Exhibit 10(e) to the
            Company's Form 10-K for the fiscal year ended June 30, 1993).
10.6       Asset Purchase Agreement between the Company and The Citizen Publishing Company,
            Inc. (incorporated by reference to Exhibit 10 to the Company's Form 8-K, dated
            May 31, 1994).
10.7       Asset Purchase Agreement between the Company and Kentucky Central Television,
            Inc. (incorporated by reference to Exhibit 10 to the Company's Form 8-K, dated
            September 2, 1994).
10.8       Asset Purchase Agreement, dated January 6, 1995, between the Company and Still
            Publishing, Inc. (incorporated by reference to Exhibit 10(h) to the 1994 Form
            10-K).

10.9       Asset Purchase Agreement, dated April 11, 1995, between the Company, Television
            Station Partners, L.P. and WRDW Associates (incorporated by reference to Exhibit
            10(a) to the Company's 10-Q for the quarter ended June 30, 1995).
10.10      Capital Accumulation Plan, effective October 1, 1994 (incorporated by reference to Exhibit 10(i) to the 1994 Form 10-K).
10.11      Employment Agreement, dated September 3, 1994, between the Company and Ralph W.
            Gabbard (incorporated by reference to Exhibit 10(j) to the 1994 Form 10-K).
10.12      Asset Purchase Agreement, dated March 15, 1996, by and between the Company and
            Media Acquisition Partners, L.P. previously filed as Exhibit 10(l) to the 1995
            Form 10-K).
10.13      Warrant, dated January 4, 1996, to purchase 487,500 shares of Common Stock
            (incorporated by reference to Exhibit 10.13 to the Note S-1).
10.14      Form of amendment to employment agreement between the Company and Ralph W.
            Gabbard, dated January 1, 1996 (previously filed as the Exhibit 10(m) 1995 Form
            10-K).
10.15      Employment Agreement, dated February 12, 1996 between the Company and Robert A.
            Beizer (incorporated by reference to Exhibit 10.15 to the Note S-1).
10.16      Separation Agreement between the Company and John T. Williams (incorporated by reference to Exhibit 10.16 to the Note S-1).
21         List of Subsidiaries (incorporated by reference to Exhibit 21 to the Note S-1).
23.1       Consent of Ernst & Young LLP.

    (D)  SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          GRAY COMMUNICATIONS SYSTEMS, INC.

                                          By:     /s/ WILLIAM A. FIELDER III

                                             -----------------------------------
                                                   William A. Fielder III
                                             VICE PRESIDENT AND CHIEF FINANCIAL
                                                           OFFICER

Date: July 11, 1996

                                                                    EXHIBIT 23.1

                        Consent of Independent Auditors

We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-84656) pertaining to the Gray Communications Systems, Inc. Capital Accumulation Plan of our report dated February 14, 1996, with respect to the consolidated financial statements and schedule of Gray Communications Systems, Inc. included in the Annual Report (Form 10-K/A-1) for the year ended December 31, 1995.

                                                               ERNST & YOUNG LLP

Columbus, Georgia
July 11, 1996

                       GRAY COMMUNICATIONS SYSTEMS, INC.
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                              COL. C
                                                ----------------------------------
                                  COL. B
          COL. A            ------------------              ADDITIONS                  COL. D         COL. E
- --------------------------      BALANCE AT      ----------------------------------  -------------  -------------
                               BEGINNING OF      CHARGED TO COSTS     CHARGED TO     DEDUCTIONS     BALANCE AT
       DESCRIPTION                PERIOD           AND EXPENSES     OTHER ACCOUNTS       (1)       END OF PERIOD
- --------------------------  ------------------  ------------------  --------------  -------------  -------------

                                          YEAR ENDED DECEMBER 31, 1993
Allowance for doubtful
 accounts.................     $    453,000        $    187,000      $    (83,000)   $   205,000    $   352,000
                                 ----------          ----------     --------------  -------------  -------------
                                 ----------          ----------     --------------  -------------  -------------

                                          YEAR ENDED DECEMBER 31, 1994
Allowance for doubtful
 accounts.................     $    352,000        $    211,000      $    360,000(2)  $   229,000   $   694,000
                                 ----------          ----------     --------------  -------------  -------------
                                 ----------          ----------     --------------  -------------  -------------

                                          YEAR ENDED DECEMBER 31, 1995
Allowance for doubtful
 accounts.................     $    694,000        $    384,000      $     33,000(2)  $   661,000   $   450,000
                                 ----------          ----------     --------------  -------------  -------------
                                 ----------          ----------     --------------  -------------  -------------

- ------------------------
(1) Deductions are write-offs of amounts not considered collectible.

(2) Represents amounts recorded in certain allocations of purchase prices for the Company's acquisitions.