Form 10-K/A
period 1995-12-31
GRAY COMMUNICATIONS SYSTEMS INC /GA/
filed 1996-08-09
CIK 43196

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                 FORM 10-K/A-2

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

GENERAL

    The Company owns and operates seven network-affiliated television stations in medium-size markets in the southeastern United States, six of which are ranked number one in their respective markets (which includes two television stations that are part of the Phipps Business and excludes one television station that is the subject of the KTVE Sale). Five of the stations are affiliated with the CBS Television Network, a division of CBS, Inc. ("CBS") and two are affiliated with the NBC Television Network, a division of the National Broadcasting Company, Incorporated ("NBC"). In connection with the Phipps
Acquisition (described below), the Company will be required under current regulations of the Federal Communications Commission (the "FCC") to divest its NBC affiliates in Albany, Georgia and Panama City, Florida. For a discussion of the Company's plans regarding such divestiture, see "-- Divestiture Requirements" and "-- The Phipps Acquisition, the KTVE Sale and the Financing." The Company also owns and operates three daily newspapers, two weekly, advertising only publications ("shoppers"), and a paging business (which is part of the Phipps Business), all located in the Southeast. The Company derives significant operating advantages and cost saving synergies through the size of its television station group and the regional focus of its television and publishing operations. These advantages and synergies include (i) sharing television production facilities, equipment and regionally oriented programming,
(ii) the ability to  purchase television programming for  the group as a  whole,
(iii) negotiating network affiliation agreements on a group basis and (iv) purchasing newsprint and other supplies in bulk. In addition, the Company believes that its regional focus can provide advertisers with an efficient network through which to advertise in the fast-growing Southeast.

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

    For the year ended December 31, 1995, on a pro forma basis, the Company had net revenues, Media Cash Flow (the sum of broadcast cash flow, publishing cash flow and paging cash flow), operating cash flow and net (loss) of $90.6 million, $30.3 million, $28.1 million and $(3.4) million, respectively. Net revenues, Media Cash Flow and operating cash flow on a pro forma basis for the year ended December 31, 1995 increased 148.2%, 188.4% and 227.9%, respectively, while net income decreased 224.7% from the historical amounts for the year ended December 31, 1994. The Company's pro forma net income for its television stations for the year ended December 31, 1995 was $1.7 million.

    The following table sets forth certain information for each of the Company's television stations.

                                                                                          PRO FORMA
                                                                                     -------------------
                                                                          IN-MARKET
                                                                            SHARE    YEAR ENDED DECEMBER
                                                                STATION      OF           31, 1995
                                                                  RANK    HOUSEHOLDS -------------------
          NETWORK                  YEAR      DMA     CHANNEL/      IN      VIEWING      NET     OPERATING
STATION   AFFILIATION    MARKET   ACQUIRED RANK(1)   FREQUENCY   DMA(2)      TV      REVENUES   INCOME(6)
- --------  -------   ------------- -------  --------  ---------  --------  ---------  ---------  --------
                                                                                       (IN THOUSANDS)
WKYT        CBS     Lexington, KY    1994       68   27/UHF(3)         1        33%    $15,553    $5,247
WYMT        CBS        Hazard, KY    1994       68   57/UHF(3)       1(4)        24      3,721       831
WRDW        CBS       Augusta, GA    1996      111   12/VHF            1         36      8,888     1,853
WALB (5)    NBC        Albany, GA    1954      152   10/VHF            1         80      9,445     4,795
                     Panama City,
WJHG (5)    NBC                FL    1960      159    7/VHF            1         53      3,843       270
PHIPPS
 ACQUISITION
WKXT        CBS     Knoxville, TN               62    8/VHF            3         22      9,269     2,204
                     Tallahassee,
WCTV        CBS               FL/              116    6/VHF            1         60     11,862     4,229
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

    The following table sets forth certain information for each of the Company's publications:

                                                                                                                PUBLISHED
PUBLICATION                                           COVERAGE AREA                          CIRCULATION         PER WEEK
- ---------------------------------  ---------------------------------------------------  ----------------------  ----------
THE ALBANY HERALD                                     25 counties in Southwest Georgia            34,000 daily           7
                                                                                                 40,000 Sunday
THE ROCKDALE CITIZEN                             2 counties in Georgia (metro Atlanta)                  10,000           6
GWINNETT DAILY POST                                1 county in Georgia (metro Atlanta)                  13,000           5
SOUTHWEST GEORGIA SHOPPERS         10 counties in Southwest Georgia and 10 counties in                  52,000           1
                                                                         North Florida

                                             PRO FORMA
                                   ------------------------------
                                    YEAR ENDED DECEMBER 31, 1995
                                   ------------------------------
                                                       OPERATING
                                          NET           INCOME
PUBLICATION                            REVENUES       (LOSS) (1)
- ---------------------------------  -----------------  -----------
                                           (IN THOUSANDS)
THE ALBANY HERALD                            $13,535       $2,010
THE ROCKDALE CITIZEN                           3,854        (212)
GWINNETT DAILY POST                            2,432        (913)
SOUTHWEST GEORGIA SHOPPERS                     2,045        (224)

- ------------------------------
(1) Represents   pro  forma   income  before   miscellaneous  income  (expense),
    allocation of corporate overhead, interest expense and income taxes.

    The satellite broadcasting business and paging business, which are a part of the Phipps Business, had net revenues and operating income (income before miscellaneous income (expense), allocation of corporate overhead, interest expense and income taxes) on a pro forma basis of $6.2 million and $542,000, respectively, for the year ended December 31, 1995.

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

    In addition to the consummation of the Phipps Acquisition and the KTVE Sale, the Company intends to implement a financing plan (the "Financing") to increase liquidity and improve operating and financial flexibility. Pursuant to the Financing, the Company will (i) retire approximately $49.5 million aggregate principal amount of outstanding indebtedness under its senior secured bank credit facility (the "Old Credit Facility"), together with accrued interest thereon, (ii) retire approximately $25.0 million aggregate principal amount of outstanding indebtedness under its senior note due 2003 (the "Senior Note"), together with accrued interest thereon and a prepayment fee, (iii) issue $10.0 million liquidation preference of its Series A preferred stock (the "Series A Preferred Stock") in exchange for its outstanding $10.0 million aggregate principal amount 8% subordinated note (the "8% Note") issued to Bull Run Corporation ("Bull Run"), a principal shareholder of the Company, (iv) issue to Bull Run $10.0 million liquidation preference of its Series B preferred stock (the "Series B Preferred Stock" and together with the Series A Preferred Stock, the "Preferred Stock") with warrants to purchase up to 500,000 shares of Class A Common Stock (representing 10.1% of the currently issued and outstanding Class A Common Stock after giving effect to the exercise of such warrants) for cash proceeds of $10.0 million and (v) enter into a new senior secured bank credit facility (the "Senior Credit Facility") to provide for a term loan and revolving credit facility aggregating $125.0 million. The cash required for the consummation of the Phipps Acquisition, the repayment of indebtedness and related transaction costs will be provided by the net proceeds of a proposed offering (the "Note Offering") of $150,000,000 principal amount of the Company's Senior Subordinated Notes due 2006 (the "Notes") and a proposed concurrent offering (the "Stock Offering") of 3,500,000 shares of the Company's Class B Common Stock, no par value (the "Class B Common Stock"), the sale of the Series B Preferred Stock and the warrants and the KTVE Sale and borrowings under the Senior Credit Facility. There can be no assurance that any of the foregoing transactions will be consummated. The Notes are subject to a mandatory redemption on December 31, 1996 at a redemption price equal to 101% of the principal amount of the Notes plus accrued and unpaid interest to December 31, 1996 if the Phipps Acquisition is not consummated prior to December 23, 1996. The Financing described above will be implemented in connection with the closing of the Note Offering, but the Senior Credit Facility will provide that no borrowings may be made thereunder until the closing of the Phipps Acquisition. Accordingly, if the Phipps Acquisition is not consummated, the Notes will be redeemed by the Company and the Company will not borrow under the Senior Credit Facility.

    The following table sets forth the estimated sources and uses of funds relating to the Note Offering, the Stock Offering, the KTVE Sale, the Phipps Acquisition and the Financing:

(IN MILLIONS)                                                   AMOUNT
                                                              ----------
SOURCES OF FUNDS:
The Note Offering                                                 $150.0
The Stock Offering                                                  73.5
Sale of Series B Preferred Stock and Warrants                       10.0
Borrowings under the Senior Credit Facility                         32.6
The KTVE Sale                                                        9.5
                                                              ----------
  TOTAL                                                           $275.6
                                                              ----------
                                                              ----------
USES OF FUNDS:
Consummation of the Phipps Acquisition                            $185.0
Retire indebtedness under the Old Credit Facility (1)               49.5
Retire indebtedness under the Senior Note(2)                        25.0
Fees and expenses (3)                                               16.1
                                                              ----------
  TOTAL                                                           $275.6
                                                              ----------
                                                              ----------

- ------------------------
(1) Borrowings under the Old Credit Facility bear interest at formula rates based upon the applicable London inter-bank offered rate ("LIBOR") or prime rate at the time of borrowing plus a fixed spread and have a final maturity of 2003. As of June 30, 1996, the weighted average interest rate was 8.94%.

(2) The indebtedness under the Senior Note bears interest at 10.7%.

(3) Fees and expenses include underwriting costs for the Note Offering and the Stock Offering, fees payable in connection with the negotiation and execution of the Senior Credit Facility, fees payable in connection with the retirement of the Senior Note and legal, accounting and other transaction fees. Does not include estimated income taxes of $2.8 million with respect to the KTVE Sale.

DIVESTITURE REQUIREMENTS

    In connection with the Phipps Acquisition, the Company will be required to divest WALB and WJHG under current FCC regulations due to common ownership restrictions on stations with overlapping signals. However, these rules may be revised by the FCC upon conclusion of pending rulemaking proceedings. In order to satisfy applicable FCC requirements, the Company, subject to FCC approval, intends to swap such assets for assets of one or more television stations of comparable value and with comparable broadcast cash flow in a transaction qualifying for deferred capital gains treatment under the "like-kind exchange" provision of Section 1031 of the Internal Revenue Code of 1986, as amended (the "Code"). If the Company is unable to effect such a swap on satisfactory terms within the time period granted by the FCC under the waivers, the Company may transfer such assets to a trust with a view towards the trustee effecting a swap or sale of such assets. Any such trust arrangement would be subject to the approval of the FCC. It is anticipated that the Company would be required to relinquish operating control of such assets to a trustee while retaining the economic risks and benefits of ownership. If the Company or such trust is required to effect a sale of WALB, the Company would incur a significant gain and related tax liability, the payment of which could have a material adverse effect on the Company's ability to acquire comparable assets without incurring additional indebtedness. No assurance can be given that the Company will be able to identify or enter into arrangements regarding suitable assets for a swap or sale satisfying the FCC divestiture requirements. In addition, there can be no assurance that the Company could effect a sale or swap on a timely basis or establish a trust on satisfactory terms.

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

OPERATING STRATEGY

    The Company has begun to introduce various operating strategies that have been successfully implemented at WKYT in Lexington, Kentucky throughout its station group. The Company's current President served as the general manager of WKYT from 1982 to 1994 and developed and successfully implemented many of the strategies being adopted at the Company's other stations. Set forth below are the Company's operating strategies.

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

    The following is a description of each of the Company's stations:

WKYT, THE CBS AFFILIATE IN LEXINGTON, KENTUCKY

    WKYT, acquired by the Company in September 1994, began operations in 1957. Lexington, Kentucky is the 68th largest DMA in the United States, with approximately 387,000 television households and a total population of approximately 1.1 million. Total Market Revenues in the Lexington DMA in 1995 were approximately $46.1 million, a 6% increase over 1994. WKYT's gross revenues for the year ended December 31, 1995 were approximately $17.6 million, an increase of 14.6% from the corresponding prior period. WKYT's net income (before the allocation of corporate and administrative expenses and after estimated income taxes computed at statutory rates) for the year ended December 31, 1995 was approximately $1.1 million, a decrease of 36.7% for the corresponding prior period. The Lexington DMA has five licensed commercial television stations, including WYMT, WKYT's sister station, all of which are affiliated with major networks. The Lexington DMA also has one public television station.

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

WYMT, THE CBS AFFILIATE IN HAZARD, KENTUCKY

    WYMT, acquired by the Company in September 1994, began operations in 1985. WYMT has carved out a niche trading area comprising 18 counties in eastern and southeastern Kentucky. This trading area is a separate market area of the Lexington, Kentucky DMA with approximately 169,000 television households and a total population of approximately 463,000. WYMT is the only commercial television station in this 18-county trading area. Total Market Revenues in the 18-county trading area and WYMT's gross revenues in the 18-county trading area for the year ended December 31, 1995 were approximately $4.1 million, an increase of 9% from the corresponding prior period. WYMT's net income (before the allocation of corporate and administrative expenses and after estimated income taxes computed at statutory rates) for the year ended December 31, 1995 was approximately $32,000, a decrease of 88.9% from the corresponding prior period. WYMT is the sister station of WKYT and shares many resources and simulcasts some local programming with WKYT.

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

WRDW, THE CBS AFFILIATE IN AUGUSTA, GEORGIA

    WRDW, acquired by the Company in January 1996, began operations in 1954. Augusta, Georgia is the 111th largest DMA in the United States, with approximately 221,000 television households and a total population of approximately 627,000. Total Market Revenues in the Augusta DMA in 1995 were approximately $26.3 million, a 6% increase over 1994. WRDW's gross revenues for the year ended December 31, 1995 were approximately $9.6 million, an increase of 5.7% from the corresponding prior period. WRDW's net income (loss) (before the allocation of corporate and administrative expenses and after estimated income taxes computed at statutory rates) for the year ended December 31, 1995 was approximately $1.4 million, an increase of 4.9% from the corresponding prior period. The Augusta DMA has four licensed commercial television stations, all of which are affiliated with a major network. The Augusta DMA also has two public television stations.

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

WALB, THE NBC AFFILIATE IN ALBANY, GEORGIA

    WALB was founded by the Company and began operations in 1954. Albany, Georgia is the 152nd largest DMA in the United States with approximately 132,000 television households and a total population of approximately 380,000. Total Market Revenues in the Albany DMA in 1995 were approximately $12.2 million, a 5% increase over 1994. WALB's gross revenues for the year ended December 31, 1995 were approximately $10.5 million, an increase of 3.5% from the corresponding prior period. WALB's net income (before the allocation of corporate and administrative expenses and after estimated income taxes computed at statutory rates) for the year ended December 31, 1995 was approximately $3.0 million, an increase of 3.8% from the corresponding prior period. The Albany DMA has three licensed commercial television stations, two of which are affiliated with major networks. The Albany DMA also has two public television stations.

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

WJHG, THE NBC AFFILIATE IN PANAMA CITY, FLORIDA

    WJHG, acquired by the Company in 1960, began operations in 1953. Panama City, Florida is the 159th largest DMA in the United States, with approximately 110,000 television households and a total population of approximately 298,000. Total Market Revenues in the Panama City DMA in 1995 were approximately $8.5 million, a 6% increase over 1994. WJHG's gross revenues for the year ended December 31, 1995 were approximately $4.3 million, an increase of 7.7% from the corresponding prior period. WJHG's net income (before the allocation of corporate and administrative expenses and after estimated income taxes computed at statutory rates) for the year ended December 31, 1995 was approximately $205,000, an increase of 84.8% from the corresponding prior periods. The Panama City DMA has four licensed commercial television stations, three of which are affiliated with major networks. In addition, a CBS signal is provided by a station in Dothan, Alabama, an adjacent DMA. The Panama City DMA also has one public television station.

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

WKXT, THE CBS AFFILIATE IN KNOXVILLE, TENNESSEE

    WKXT, which is part of the Phipps Business, began operations in 1988. The Phipps Acquisition is expected to occur in September 1996, although there can be no assurance with respect thereto. Knoxville, Tennessee is the 62nd largest DMA in the United States, with approximately 429,000 television households and a total population of approximately 1.1 million. Total Market Revenues in the Knoxville DMA in 1995 were approximately $57.9 million, a 6% increase over 1994. WKXT's gross revenues for the year ended December 31, 1995 were approximately $10.6 million, an increase of 2.3% from the corresponding prior period. WKXT's net income (before the allocation of corporate and administrative expenses and after estimated income taxes computed at statutory rates) for the year ended December 31, 1995 was approximately $1.8 million, an increase of 8.3% from the corresponding prior period. The Knoxville DMA has four licensed commercial television stations, all of which are affiliated with major networks. The Knoxville DMA also has two public broadcasting stations.

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

WCTV, THE CBS AFFILIATE IN TALLAHASSEE, FLORIDA/THOMASVILLE, GEORGIA

    WCTV, which is part of the Phipps Business, began operations in 1955. The Phipps Acquisition is expected to occur in September 1996, although there can be no assurance with respect thereto. Tallahassee, Florida/Thomasville, Georgia is the 116th largest DMA in the United States, with approximately 210,000 television households and total population of approximately 586,000. Total

Market Revenues in the Tallahassee/Thomasville DMA in 1995 were approximately $19.9 million, a 5% increase over 1994. WCTV's gross revenues for the year ended December 31, 1995 were approximately $13.3 million, an increase of 3.2% from the corresponding prior period. WCTV's net income (before the allocation of corporate and administrative expenses and after estimated income taxes computed at statutory rates) for the year ended December 31, 1995 was approximately $3.8 million, an increase of 1.4% from the corresponding prior period. The Tallahassee/Thomasville DMA has four licensed commercial television stations, all of which are affiliated with major networks. The Tallahassee/Thomasville DMA also has one public station that is owned by the Florida State University Board of Regents.

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

    THE ROCKDALE CITIZEN is located in Conyers, Georgia, the county seat of Rockdale County, which is 19 miles east of downtown Atlanta. Rockdale County's population is estimated to be 64,000 in 1996. Conyers was the site of the 1996 Olympic equestrian competition.

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

LICENSE GRANT AND RENEWAL. Television broadcasting licenses generally are granted or renewed for a period of five years (recently extended to eight years by the Telecommunications Act) but may be renewed for a shorter period upon a finding by the FCC that the "public interest, convenience, and necessity" would be served thereby. The broadcast licenses for WALB, WJHG, WKYT, WYMT, WRDW, WCTV and WKXT are effective until April 1, 1997, February 1, 1997, August 1, 1997, August 1, 1997, April 1, 1997, February 1, 1997 and August 1, 1997, respectively. The Telecommunications Act requires a broadcast license to be renewed if the FCC finds that: (i) the station has served the public interest, convenience and necessity; (ii) there have been no serious violations of either the Telecommunications Act or the FCC's rules and regulations by the licensee; and (iii) there have been no other violations, which taken together would constitute a pattern of abuse. At the time an application is made for renewal of a television license, parties in interest may file petitions to deny, and such parties, including members of the public, may comment upon the service the station has provided during the preceding license term and urge denial of the application. If the FCC finds that the licensee has failed to meet the above-mentioned requirements, it could deny the renewal application or grant a conditional approval, including renewal for a lesser term. The FCC will not consider competing applications contemporaneously with a renewal application.
Only after denying a renewal application can the FCC accept and consider competing applications for the license. Although in substantially all cases broadcast licenses are renewed by the FCC even when petitions to deny or competing applications are filed against broadcast license renewal applications, there can be no assurance that the Company's stations' licenses will be renewed. The Company is not aware of any facts or circumstances that could prevent the renewal of the licenses for its stations at the end of their respective license terms.

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

PAGING

FEDERAL REGULATION. The Company's paging operations (which are part of the Phipps Business) are subject to regulation by the FCC under the Communications Act. The FCC has granted the Company licenses to use the radio frequencies necessary to conduct its paging operations. Licenses issued by the FCC to the Company set forth the technical parameters, such as signal strength and tower height, under which the Company is authorized to use those frequencies.

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

  EMPLOYEES

    As of June 30, 1996, the Company had 713 full-time employees, of which 441 were employees of the Company's stations, 260 were employees of the Company's publications and 12 were corporate and administrative personnel. As of June 30, 1996, the Phipps Business had 201 employees. None of the Company's employees are represented by unions. The Company believes that its relations with its employees are satisfactory.

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

    As of June 30, 1996, the Company had 4,467,205 outstanding shares of Class A Common Stock held by approximately 228 shareholders of record.

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

    Corporate and administrative expenses increased $300,000, or 15.3%, over the prior year, from $2.0 million to $2.3 million. This increase was attributable primarily to the separation agreement with the Company's former chief executive officer, which resulted in a $440,000 charge to expense.

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

INTEREST EXPENSE. Interest expense increased $3.5 million, or 182.8%, from $1.9 million for the year ended December 31, 1994 to $5.4 million for the year ended December 31, 1995. This increase was attributable primarily to increased levels of debt resulting from the financing of the Kentucky Acquisition and the Publishing Acquisitions. The Company entered into a $25 million notional amount five year interest rate swap agreement on June 2, 1995, to effectively convert a portion of its floating rate debt to a fixed rate basis. The interest rate swap fixed the LIBOR base rate of the Old Credit Facility at 6.105% for the notional amount. Under the terms of the interest rate swap, amounts were paid to or received from Society National Bank ("Society"), the other party to the swap, on a quarterly basis. The calculation of these amounts was based upon a comparison of the results of multiplying the notional amount by (i) 6.105% and (ii) Society's current three-month LIBOR rate. If Society's current three-month LIBOR rate was lower than 6.105%, the Company paid Society the difference. If Society's current three-month LIBOR rate was higher than 6.105%, Society paid the Company the difference. Since the inception of the interest rate swap agreement, the three-month LIBOR rates charged by Society have been consistent with the three-month LIBOR rates published in THE WALL STREET JOURNAL. The Company recorded approximately $34,000 of interest expense relative to the interest rate swap in 1995. The effective interest rate of the Old Credit Facility and interest rate swap at December 31, 1995 was approximately 8.64% and 9.10%, respectively.

NET INCOME. Net income for the Company was $931,000 for the year ended December 31, 1995, compared with $2.8 million for the year ended December 31, 1994, a decrease of $1.8 million.

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

NET  INCOME.   Net income for  the Company was  $2.8 million for  the year ended
December 31, 1994, compared with $2.6 million for the year ended December 31, 1993, an increase of 200,000.

LIQUIDITY AND CAPITAL RESOURCES

    Following the consummation of the KTVE Sale, the Phipps Acquisition, the Financing, the Note Offering and the Stock Offering, the Company will be highly leveraged. The Company anticipates that its principal uses of cash for the next several years will be working capital and debt service requirements, cash dividends, capital expenditures and expenditures related to additional acquisitions. The Company anticipates that its operating cash flow, together with borrowings available under the Old Credit Facility or the Senior Credit Facility, will be sufficient for such purposes for the remainder of 1996 and for 1997.

    The Company's working capital (deficiency) was $1.1 million and $(221,000) at December 31, 1994 and 1995, respectively. The Company's cash provided from operations was $5.8 million and $7.6 million for the years ended December 31, 1994 and 1995, respectively.

    The Company was provided $3.0 million in cash in 1993 from investing activities and used $42.8 million and $8.9 million of cash in investing activities in 1994 and 1995, respectively. The change of

$45.8 million from 1993 to 1994 was due primarily to the Kentucky Acquisition and the 1994 Publishing Acquisitions. The change of $33.9 million from 1994 to 1995 was due primarily to the Kentucky Acquisition and the 1994 Publishing Acquisitions, partially offset by the 1995 Publishing Acquisitions and the deferred costs related to the Augusta Acquisition.

    The Company used $4.9 million in cash in 1993, and was provided $37.2 million and $1.3 million in cash by financing activities in 1994 and 1995, respectively. The use of cash in 1993 resulted primarily from the repayment of debt while cash provided by financing activities in 1994 and 1995 was principally  due  to  increased  borrowings  in  1994  to  finance  the Kentucky
Acquisition and the 1994 Publishing Acquisitions, as well as increased borrowings in 1995 to finance the 1995 Publishing Acquisitions and the funding of the deposit for the Augusta Acquisition. On January 4, 1996, the Company acquired the Augusta Business. The cash consideration of approximately $35.9 million, including acquisition costs of approximately $600,000, was financed primarily through long-term borrowings under the Old Credit Facility and through the sale of the 8% Note to Bull Run. Long-term debt was $54.3 million and $82.8 million at December 31, 1995 and June 30, 1996, respectively. The balance of the Old Credit Facility was $28.4 million and $49.5 million, at December 31, 1995 and June 30, 1996, respectively. The weighted average interest rate of the Old Credit Facility was 8.94% at June 30, 1996. Principal maturities on long-term debt at December 31, 1995 included $2.9 million and $5.0 million for the years ended 1996 and 1997 respectively. The Company anticipates that its operating cash flows, together with borrowings available under the Senior Credit Facility will be sufficient to provide for such payments. For the year ended December 31, 1995, the Augusta Business reported net revenues and broadcast cash flow of $8.7 million and $2.8 million, respectively.

    Under the terms of the Old Credit Facility, the Company had additional borrowing capacity at June 30, 1996 of approximately $4.8 million. Borrowings under the Senior Credit Facility will be available upon the consummation of the Phipps Acquisition. The availability of funds under the Senior Credit Facility will also be subject to certain conditions, including the maintenance by the Company of certain financial ratios consisting, among others, of a total debt to operating cash flow ratio, a senior debt to operating cash flow ratio, an operating cash flow to total interest expense ratio and an operating cash flow to pro forma debt service ratio. See "Description of Certain Indebtedness-- The Senior Credit Facility." Under the Senior Credit Facility, after giving effect to the consummation of this Offering, the Concurrent Offering, the KTVE Sale and the Phipps Acquisition (of which there can be no assurance), the Company would have additional borrowing capacity of $9.3 million as of June 30, 1996. Under the terms of the Old Credit Facility, the Company is allowed to make $3.0 million of capital expenditures annually. The terms of the Senior Credit Facility will allow for $5.0 million of capital expenditures annually. The Company believes that cash flow from operations will be sufficient to fund such expenditures, which will be adequate for the Company's normal replacement requirements.

    The Company regularly enters into program contracts for the right to broadcast television programs produced by others and program commitments for the right to broadcast programs in the future. Such programming commitments are generally made to replace expiring or canceled program rights. Payments under such contracts are made in cash or the concession of advertising spots for the program provider to resell, or a combination of both. At December 31, 1995, payments on program license liabilities due in 1996 and 1997, which will be paid with cash from operations, were $1.2 million and $110,000, respectively.

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

    In addition to the consummation of the Phipps Acquisition, the Company intends to implement the Financing to increase liquidity and improve operating and financial flexibility. Pursuant to the

Financing, the Company will (i) retire approximately $49.5 million principal amount of outstanding indebtedness under the Old Credit Facility, together with accrued interest thereon, (ii) retire approximately $25.0 million aggregate principal amount of outstanding indebtedness under the Senior Note, together with accrued interest thereon and a prepayment fee, (iii) issue $10.0 million liquidation preference of its Series A Preferred Stock in exchange for the 8%
Note issued to Bull Run, (iv) issue to Bull Run $10.0 million liquidation preference of its Series B Preferred Stock with warrants to purchase up to 500,000 shares of Class A Common Stock (representing 10.1% of the currently issued and outstanding Class A Common Stock, after giving effect to the exercise of such warrants) for cash proceeds of $10.0 million and (v) enter into the Senior Credit Facility which will provide for a term loan and revolving credit facility aggregating $125.0 million.

    The Old Credit Facility is a $55.0 million line of credit available for working capital requirements and general corporate purposes. The Old Credit Facility matures in March 2003, provides for increasing quarterly amortization, includes certain customary financial covenants and bears interest at a rate of 3.25% over LIBOR at July 31, 1996, subject to adjustment based on the Company's leverage ratio. The Old Credit Facility also requires the Company to use its annual Excess Cash Flow (as defined) to repay indebtedness thereunder at the end of each year. The Old Credit Facility and the Senior Credit Facility is and will be guaranteed by each of the Company's subsidiaries and will be secured by liens on substantially all of the assets of the Company and its subsidiaries. As part of the Financing the Company will enter into the Senior Credit Facility and the Company has entered into a commitment letter with respect thereto.

    The Company has entered into the KTVE Agreement to sell KTVE for approximately $9.5 million in cash plus the amount of the accounts receivable on the date of the closing, which is expected to occur by September 1996, although there can be no assurance with respect thereto. The Company anticipates gain, net of estimated taxes, and the estimated the taxes for the KTVE Sale will aggregate approximately $2.8 million and $2.8 million, respectively.

    In connection with the Phipps Acquisition, the Company will be required to divest WALB and WJHG under current FCC regulations. However, these rules may be revised by the FCC upon conclusion of pending rulemaking proceedings. In order to satisfy applicable FCC requirements, the Company, subject to FCC approval, intends to swap such assets for assets of one or more television stations of comparable value and with comparable broadcast cash flow in a transaction qualifying for deferred capital gains treatment under the "like-kind exchange" provision of Section 1031 of the Code. If the Company is unable to effect such a swap on satisfactory terms within the time period granted by the FCC under the waivers, the Company may transfer such assets to a trust with a view towards the trustee effecting a swap or sale of such assets. Any such trust arrangement would be subject to the approval of the FCC. It is anticipated that the Company would be required to relinquish operating control of such assets to a trustee while retaining the economic risks and benefits of ownership. If the Company or such trust is required to effect a sale of WALB, the Company would incur a significant gain and related tax liability, the payment of which could have a material adverse effect on the Company's ability to acquire comparable assets without incurring additional indebtedness.

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

                                          Ernst & Young LLP
Columbus, Georgia
February 14, 1996, except for
Note K, as to which the
date is August 9, 1996

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

    On January 4, 1996, the Company purchased substantially all of the assets of WRDW-TV, a CBS television affiliate serving the Augusta, Georgia television market (the "Augusta Acquisition"). The purchase price of approximately $35.9 million, excluding assumed liabilities of approximately $4.0 million, was financed primarily through long-term borrowings. The assets acquired consisted of office equipment and broadcasting operations located in North Augusta, South Carolina. Based on a preliminary allocation of the purchase price, the excess of the purchase price over the fair value of net tangible assets acquired was approximately $32.4 million. In connection with the Augusta Acquisition, the Company's Board of Directors approved the payment of a $360,000 finder's fee to Bull Run.

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

                       GRAY COMMUNICATIONS SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

B.  BUSINESS ACQUISITIONS (CONTINUED)
    Pro forma December 31, 1995 balance sheet (in thousands):

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

    These pro forma unaudited results of operations do not purport to represent what the Company's actual results of operations would have been if the Augusta Acquisition had occurred on January 1, 1994, and should not serve as a forecast of the Company's operating results for any future periods. The pro forma adjustments are based solely upon certain assumptions that management believes are reasonable under the circumstances at this time. Subsequent adjustments are expected upon final determination of the allocation of the purchase price. Pro forma statement of operations for the year ended December 31, 1994 are as follows (in thousands, except per share data):

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

                       GRAY COMMUNICATIONS SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

B.  BUSINESS ACQUISITIONS (CONTINUED)
    Pro forma statement of operations for the year ended December 31, 1995 are as follows (in thousands, except per share data):

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

    On October 18, 1994, the Company purchased substantially all of the assets of four area weekly advertising only direct mail publications and assumed certain of their liabilities. The assets consist of land and an office building, office equipment, automobiles, and publishing operations located in southwest Georgia. The purchase price of approximately $1.5 million consisted of a $545,000 cash payment and approximately $1.0 million financed by the sellers. The excess of the purchase price over the fair value of net tangible assets acquired was approximately $1.2 million. Pro forma results giving effect to this acquisition have not been presented as the effect on prior periods is not significant.

    Unaudited pro forma statements of income from continuing operations for the years ended December 31, 1993 and 1994, are presented below, giving effect to the Rockdale Acquisition and the Kentucky Acquisition (collectively the "1994 Acquisitions") as though they had occurred on January 1, 1993.

    These pro forma unaudited results of operations do not purport to represent what the Company's actual results of operations would have been if the 1994 Acquisitions had occurred on January 1, 1993, and should not serve as a forecast of the Company's operating results for any future periods. The pro

                       GRAY COMMUNICATIONS SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

B.  BUSINESS ACQUISITIONS (CONTINUED)
forma adjustments are based upon certain assumptions that management believes are reasonable under the circumstances. The unaudited pro forma results of continuing operations are as follows (in thousands, except per share data):

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

C.  LONG-TERM DEBT
    Long-term debt consists of the following (in thousands):

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

                       GRAY COMMUNICATIONS SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

C.  LONG-TERM DEBT (CONTINUED)
    Aggregate minimum principal maturities on long-term debt as of December 31, 1995, were as follows (in thousands):

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
                                                          ----------
                                                             $54,325
                                                          ----------
                                                          ----------

    The Company made interest payments of approximately $902,000, $1.2 million and $5.4 million during 1993, 1994 and 1995, respectively.

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

    Pursuant to the terms of his employment agreement, Mr. Williams was awarded an aggregate of 150,000 shares of Class A Common Stock in three separate grants (the "Common Stock Award") based upon the Class A Common Stock attaining certain designated values. Upon Mr. Williams' resignation from the Company in December 1995, the Company entered into a separation agreement with him, which provided, among other things, for the payment of $596,000 over a two-year period ending November 1997 as consideration for consulting services, Mr. Williams' resignation and certain non-compete and confidentiality agreements. The Company has recorded approximately $596,000 of corporate and administrative expenses during the year ended December 31, 1995 in accordance with the terms of the separation agreement. In addition, the separation agreement provided for the removal of the restrictions on the Common Stock Award and such Common Stock Award became fully vested. Compensation expense of approximately $2.1 million (including $865,000 during the quarter ended December 31, 1995), was recognized in 1995 for the Common Stock Award.

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

                       GRAY COMMUNICATIONS SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

D.  SUPPLEMENTAL EMPLOYEE BENEFITS AND OTHER AGREEMENTS (CONTINUED)
    The following summarizes activity relative to certain officers' agreements and the supplemental employee benefits (in thousands):

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

    Federal and state income tax expense (benefit) included in the consolidated financial statements are summarized as follows (in thousand):

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

    The components of deferred income tax expense for federal and state and local income taxes resulted from the following (in thousands):

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

                       GRAY COMMUNICATIONS SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

F.  INCOME TAXES (CONTINUED)
    Significant components of the Company's deferred tax liabilities and assets are as follows (in thousands):

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

    A reconciliation of income tax expense at the statutory federal income tax rate and income taxes as reflected in the consolidated financial statements is as follows (in thousands):

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

                       GRAY COMMUNICATIONS SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

G.  RETIREMENT PLANS (CONTINUED)
    The net pension expense includes the following (in thousands):

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

    The following summarizes the plan's funded status and related assumptions (in thousands):

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

                       GRAY COMMUNICATIONS SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

I.  DISCONTINUED OPERATIONS (CONTINUED)
    The following summarizes information relative to the discontinued business segment for the year ended December 31, 1993 (in thousands):

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
                                                    ---------------
                                                    ---------------

J.  INFORMATION ON BUSINESS SEGMENTS
    The Company operates in two business segments: broadcasting and publishing. A transportation segment was discontinued in 1993 (see Note I). The broadcasting segment operates five television stations at December 31, 1995. The Publishing segment operates three daily newspapers in three different markets, and six area weekly advertising only direct mail publications in southwest Georgia and north Florida. The following tables present certain financial information concerning the Company's two operating segments and its discontinued segment (in thousands).

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

K.  SUBSEQUENT EVENTS
    On May 2, 1996, the Company filed a Registration Statement with the Securities and Exchange Commission (the "SEC") on Form S-1 to register the sale of 4,025,000 shares of Class B Common Stock, including an over-allotment option granted by the Company to the underwriters of such offering. Also on May 2, 1996, the Company filed a Registration Statement with the SEC on Form S-1 to register the sale of $150,000,000 Senior Subordinated Notes due in 2006 (the "Notes"). On May 13, July 9, and August 9, 1996, the Company filed amendments to such Registration Statements. The Notes will be jointly and severally guaranteed (the "Subsidiary Guarantees") by all of the Company's subsidiaries (the "Subsidiary Guarantors"). The obligations of the Subsidiary Guarantors under the

                       GRAY COMMUNICATIONS SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

K.  SUBSEQUENT EVENTS (CONTINUED)
Subsidiary Guarantees will be subordinated, to the same extent as the obligations of the Company in respect of the Notes, to the prior payment in full of all existing and future senior debt of the Subsidiary Guarantors (which will include any guarantee issued by such Subsidiary Guarantors of any senior debt).

    The Company is a holding company with no material independent asset or operations, other than its investment in its subsidiaries. The Subsidiary Guarantors are, directly or indirectly, wholly-owned subsidiaries of the Company and the Subsidiary Guarantees will be full, unconditional and joint and several. All of the current and future direct and indirect subsidiaries of the Company will be guarantors of the Notes. Accordingly, separate financial statements of each of the Subsidiary Guarantors are not presented because management has determined that they are not material to investors.

ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

             Not applicable.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Set forth below is certain information concerning each of the directors and executive officers of the Company and its subsidiaries.

NAME                                                    AGE                          TITLE
- --------------------------------------------------      ---      ----------------------------------------------
Ralph W. Gabbard*                                           50   Director and President of the Company
William A. Fielder III                                      37   Vice President and Chief Financial Officer
Sabra H. Cowart                                             29   Controller, Chief Accounting Officer and
                                                                  Assistant Secretary
Robert A. Beizer                                            56   Vice President for Law and Development and
                                                                  Secretary
Thomas J. Stultz                                            45   Vice President
Joseph A. Carriere                                          62   Vice President-Corporate Sales
William E. Mayher III*                                      57   Chairman of the Board of Directors
Richard L. Boger*+                                          49   Director
Hilton H. Howell, Jr.**                                     34   Director
Howell W. Newton**                                          49   Director
Hugh Norton                                                 64   Director
Robert S. Prather, Jr.*+                                    51   Director
J. Mack Robinson*+                                          73   Director

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

    MR. ROBINSON has been chairman of the board of Bull Run since March 1994, chairman of the board and President of Delta Life Insurance Company and Delta Fire and Casualty Insurance Company since 1958, President of Atlantic American Corporation, an insurance holding company, from 1974 until 1995 and chairman of the board of Atlantic American Corporation since 1974. He is also a director of the following corporations: Bull Run, Atlantic American Life Insurance Company, Bankers Fidelity Life Insurance Company, Delta Life Insurance Company, Delta Fire and Casualty Insurance Company, Georgia Casualty & Surety Company, American Southern Insurance Company and American Safety Insurance Company and director EMERITUS of Wachovia Corporation. He has been a director of the Company since 1993.

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

DIRECTORS' COMPENSATION

    Directors who are not employed by the Company receive an annual fee of $6,000. Nonemployee directors are paid $500 for attendance at meetings of the Board of Directors and $500 for attendance at meetings of Committees of the Board. Committee chairmen, not employed by the Company, receive an additional fee of $800 for each meeting they attend. Any outside director who serves as Chairman of the Board receives an annual retainer of $12,000. Outside directors are paid 40% of the usual fee arrangement for attending any special meeting of the Board of Directors or any Committee thereof conducted by telephone. In addition, the Company has a Non-Qualified Stock Option Plan for non-employee directors that currently provides for the annual grant of options to purchase up to 7,500 shares of Class A Common Stock at a price per share approximating the recent market price at the time of grant. Such options are exercisable until the end of the first month following the close of the Company's fiscal year. The Company, subject to approval by the Company's shareholders, intends to amend such Non-Qualified Stock Option Plan to provide for the issuance of Class B Common Stock in lieu of Class A Common Stock.

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

    Ralph W. Gabbard and the Company entered into an employment agreement, dated September 3, 1994, for a five year term. The agreement provides for annual compensation of $250,000 during the term of the agreement (subject to yearly inflation adjustment) and entitled Mr. Gabbard to certain fringe benefits. In addition to his annual compensation, Mr. Gabbard was entitled to participate in an annual incentive compensation plan and the Incentive Plan. Under the annual incentive compensation plan, Mr. Gabbard was eligible to receive additional compensation if the operating profits of the broadcasting group of the Company reached or exceeds certain goals. Under the Incentive Plan, Mr. Gabbard has received non-qualified stock options to purchase 45,509 shares of Class A Common Stock. These options are exercisable over a three year period beginning September 1996. The exercise price for such options is $9.66. Upon the fifth anniversary of Mr. Gabbard's employment with the Company, Mr. Gabbard shall receive 122,034 shares of Class A Common Stock.

    In February 1996, the Board of Directors approved an amendment to Mr. Gabbard's employment agreement to increase Mr. Gabbard's base salary from $250,000 to $300,000, effective January 1, 1996 and to establish a new annual compensation plan (the "Annual Compensation Plan") to be based upon the achievement by the Company of a certain operating profit, the amount of which is to be established by the Board of Directors. Under the Annual Compensation Plan, if the Company achieves the targeted amount of operating profit in any given year, Mr. Gabbard shall receive $200,000 as additional compensation. The Annual Compensation Plan further provides that if the Company exceeds the targeted amount of operating profit in any given year, Mr. Gabbard shall be entitled to receive additional compensation in excess of $200,000, as determined by the Board of Directors. Mr. Gabbard has agreed that during the term of his agreement and for two years thereafter, he will be subject to certain non-competition provisions.

    William A. Fielder, III, Vice President and Chief Financial Officer of the Company, has an employment agreement with the Company dated April 1991, which was amended March 1993, to provide for the continuation of his annual salary (currently $135,000) for a period of one year in the event of termination without cause.

    Robert A. Beizer and the Company entered into an employment agreement dated as of February 12, 1996, for a two-year term which automatically renews for three successive one-year periods, subject to certain termination provisions. The agreement provides that Mr. Beizer shall be employed as Vice President for Law and Development of the Company, with an initial annual base salary of $200,000 and a grant of options to purchase 15,000 shares of Class A Common Stock with an exercise price of $19.375 per share under the Incentive Plan at the inception of his employment. Mr. Beizer's base salary shall be increased yearly, based upon a cost of living index and he will receive non-qualified options to purchase 7,000 shares of Class A Common Stock annually during the term of the agreement at an exercise price per share equal to the fair market value of the Class A Common Stock on the date of the grant. All options granted are exercisable over a three year period beginning upon the second anniversary of the grant date. If there is a "change of control" of the Company, Mr. Beizer will be paid a lump sum amount equal to his then current base salary for the remaining term of the agreement and will be granted any remaining stock options to which he would have been entitled. For purposes of the agreement, "change of control" is defined as any change in the control of the Company that would be required to be reported in response to Item 6(e) of Schedule 14A promulgated under the Securities Exchange Act of 1934. Mr. Beizer has agreed that during the term of his agreement and for two years thereafter, he will be subject to certain non-competition provisions.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    Gray Kentucky Television, Inc., a subsidiary of the Company ("Gray Kentucky") is a party to a rights sharing agreement with Host Communications, Inc. ("Host") and certain other parties not affiliated with the Company, pursuant to which the parties agreed to exploit Host's rights to broadcast and market University of Kentucky football and basketball games and related activities. Pursuant to such agreement, Gray Kentucky is licensed to broadcast certain University of Kentucky football and basketball games and related activities. Under this agreement, Gray Kentucky also provides Host with production and certain marketing services and Host provides accounting and various marketing services. During the year ended December 31, 1995, the Company received approximately $332,000 from this joint venture.

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

    The Company's Board of Directors approved payments to Bull Run of finders fees for the acquisition of the GWINNETT DAILY POST, the Augusta Acquisition and the Phipps Acquisition. The Company agreed to pay finders fees of $75,000 and $360,000 for the acquisition of the GWINNETT DAILY POST and Augusta Acquisitions, respectively. The Board of Directors has agreed to pay a finders fee of 1% of the proposed purchase price of the Phipps Acquisition for services performed, of which $550,000 was due and included in accounts payable at December 31, 1995.

    On January 3, 1996, Bull Run purchased for $10 million from the Company (i) the 8% Note in the principal amount of $10 million due in January 2005, with interest payable quarterly beginning March 31, 1996 and (ii) warrants to purchase 487,500 shares of Class A Common Stock at $17.88 per share, (subject to customary antidilution provisions) 300,000 of which are currently fully vested, with the remaining warrants vesting in five equal annual installments commencing January 3, 1997, provided that the 8% Note is outstanding. On January 3, 1996, the closing price of the Class A Common Stock on the NYSE was $17.75. The warrants (which represent 9.8% of the currently issued and outstanding shares of Class A Common Stock, after giving effect to the exercise of such warrants) expire in January 2006 and may not be exercised unless shareholder approval of the issuance of the warrants is obtained, which is expected to occur at the Company's 1996 annual meeting of shareholders. The Company obtained an opinion from The Robinson-Humphrey Company, Inc., one of the underwriters of the Note Offering and the Stock Offering, stating that the terms and conditions of the 8% Note were fair from a financial point of view to the shareholders of the Company. The proceeds from the sale of the 8% Note and the warrants were used to fund, in part, the Augusta Acquisition.

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

ISSUANCES OF PREFERRED STOCK

    As part of the Financing, the 8% Note will be retired and the Company will issue to Bull Run, in exchange therefor, 1,000 shares of Series A Preferred Stock. Subject to certain limitations, holders of the Series A Preferred Stock are entitled to receive, when, as and if declared by the Board of Directors, out of funds of the Company legally available for payment, cumulative cash dividends at an annual rate of $800 per share. The Series A Preferred Stock has priority as to dividends over the common stock and any other series or class of the Company's stock which ranks junior as to dividends to the Series A Preferred Stock. In case of the voluntary or involuntary liquidation, dissolution or winding up of the Company, holders of the Series A Preferred Stock will be entitled to receive a liquidation price of $10,000 per share, plus an amount equal to any accrued and unpaid dividends to the payment date, before any payment or distribution is made to the holders of common stock or any other series or class of the Company's stock which ranks junior as to liquidation rights to the Series A Preferred Stock. The Series A Preferred Stock may be redeemed at the option of the Company, in whole or in part at any time, at $10,000 per share, plus an amount equal to any accrued and unpaid dividends to the redemption date and such redemption price may be paid, at the Company's option, in cash or in shares of Class A Common Stock. The holders of shares of Series A Preferred Stock will not be entitled to vote on any matter except (i) with respect to the authorization or issuance of capital stock ranking senior to the Series A Preferred Stock and with respect to certain amendments to the Company's Articles of Incorporation, (ii) if the Company shall have failed to declare and pay dividends on the Series A Preferred Stock for any six quarterly payment periods, in which event the holders of the Series A Preferred Stock shall be entitled to elect two directors to the Company's Board of Directors until the full dividends accumulated have been declared and paid and (iii) as required by law. In addition, without the affirmative vote of the holders of a majority of the outstanding shares of Series A Preferred Stock, the Company may not authorize or issue a class or series of, or security convertible into, capital stock ranking senior to the Series A Preferred Stock as to the payment of dividends or the distribution of assets upon liquidation, or adversely change the preferences or powers of the Series A Preferred Stock. The warrants issued with the 8% Note will vest in accordance with the schedule described above, provided that the Series A Preferred Stock remains outstanding.

    In addition, as part of the Financing, the Company will issue to Bull Run, an affiliate of the Company, for $10 million, 1,000 shares of Series B Preferred Stock. Subject to certain limitations, holders of the Series B Preferred Stock are entitled to receive, when, as and if declared by the Board of Directors, out of funds of the Company legally available for payment, dividends of Series B Preferred Stock at an annual rate of $600 per share, except that the Company at its option may pay such dividends in cash or in additional shares of Series B Preferred Stock valued, for the purpose of determining the number of shares (or fraction thereof) of such Series B Preferred Stock to be issued, at $10,000 per share. The Series B Preferred Stock has priority as to dividends over the common stock and any other series or class of the Company's stock which ranks junior as to dividends as the Series B Preferred Stock. In case of the voluntary or involuntary liquidation, dissolution or winding up of the Company, holders of the Series B Preferred Stock will be entitled to receive a liquidation price of $10,000 per share, plus an amount equal to any accrued and unpaid dividends to the payment date, before any payment or distribution is made to the holders of common stock or any other series or class of the Company's stock which ranks junior as to liquidation rights to the Series B Preferred Stock. The

Series B Preferred Stock may be redeemed at the option of the Company, in whole or in part at any time, at $10,000 per share, plus an amount equal to any accrued and unpaid dividends to the redemption date and such redemption price may be paid, at the Company's option, in cash or in shares of Class A Common Stock. The holders of shares of Series B Preferred Stock will not be entitled to vote on any matter except (i) with respect to the authorization or issuance of capital stock ranking senior to the Series B Preferred Stock and with respect to certain amendments to the Company's Articles of Incorporation, (ii) if the Company shall have failed to declare and pay dividends on the Series B Preferred Stock for any six quarterly payment periods, in which event the holders of the Series B Preferred Stock shall be entitled to elect two directors to the Company's Board of Directors until the full dividends accumulated have been declared and paid and (iii) as required by law. The shares of the Series A Preferred Stock and Series B Preferred Stock will rank PARI PASSU as to the payment of dividends and as to distribution of assets upon liquidation, dissolution or winding up of the Company.

    In connection with the issuance of the Series B Preferred Stock as part of the Financing, (i) the Company will issue to Bull Run warrants entitling the holder thereof to purchase 500,000 shares of Class A Common Stock at an exercise price of $24.00 per share (subject to customary antidilution provisions), representing 10.1% of the currently issued and outstanding shares of Class A Common Stock, after giving effect to the exercise of such warrants. Of these warrants, 300,000 will vest upon issuance, with the remaining warrants vesting in five equal installments commencing on the first anniversary of the date of issuance. The issuance of the warrants must be approved by the Company's shareholders, which is expected to occur at the Company's 1996 annual meeting of shareholders. The warrants may not be exercised prior to the second anniversary of the date of issuance and will expire on the tenth anniversary of the date of issuance. The Company expects to obtain a written opinion from The Robinson-Humphrey Company, Inc., one of the proposed underwriters of the Stock Offering and the Note Offering, stating that the terms and conditions of the Series B Preferred Stock and the warrants are fair to the shareholders of the Company from a financial point of view.

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

NAME AND ADDRESS OF                     SHARES BENEFICIALLY   PERCENT OF
BENEFICIAL OWNER                                      OWNED        CLASS
- ----------------------------------             ------------   ----------
Bull Run Corporation (1)                          1,211,590     27.1%
George H. Nader (2)                                 240,899      5.4%
Ralph W. Gabbard                                        918          *
William A. Fielder III (3)                            8,563          *
Sabra H. Cowart                                         195          *
Robert A. Beizer                                         --          *
Thomas J. Stultz                                      1,500          *
Joseph A. Carriere                                      594          *
William E. Mayher III (3)                            16,500          *
Richard L. Boger (3)                                 24,150          *
Hilton H. Howell, Jr. (3)(4)(5)(6)                1,280,740     28.6%
Howell W. Newton (3)                                  9,250          *
Hugh Norton (3)                                      16,500          *
Robert S. Prather, Jr. (3)(4)(7)                  1,242,340     27.8%
J. Mack Robinson (3)(4)(6)(8)                     2,003,530     44.8%
John T. Williams (9)                                 78,752      1.8%
All directors and executive                   (4)-2,260,352(8),
 officers as a group (14 persons)             (10)              49.9%

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

(4) Includes 1,211,590 shares owned by Bull Run as described in footnote (1) above, because Messrs. Howell, Prather and Robinson are directors and officers of Bull Run and Messrs. Prather and Robinson are principal shareholders of Bull Run and as such, may be deemed to have the right to vote or dispose of such shares. However, each of Messrs. Howell, Prather and Robinson dislaims beneficial ownership of the shares owned by Bull Run.

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

    (C)  EXHIBITS

3.1         Articles of Incorporation of Gray Communications Systems, Inc., as amended
             (incorporated by references to Exhibit 3 to the Company's Form 10 dated October
             7, 1991, as amended on January 29, 1992 and March 2, 1992, and Exhibit 3(i) to
             the Company's Form 10-K for the fiscal year ended June 30, 1993).
3.1.1       Form of Amendment to Articles of Incorporation of Gray Communications Systems,
             Inc. relating to the Class A Common Stock and the Class B Common Stock
             (incorporated by reference to Exhibit 3.1.1 to the Company's registration statement on Form S-1 (Registration No. 333-4338) (the "Note S-1")).
3.2         By-Laws of Gray Communications Systems, Inc., as amended (incorporated by references to Exhibit 3(i) to the Company's Form 10 dated October 7, 1991, as amended on January 29, 1992 and March 2, 1992, Exhibit 3(i) to the Company's
             10-K for the period ended June 30, 1993 and Exhibit 3(d) of the Company's 10-K for the transition period from July 1, 1993 to December 31, 1993).
4.1         Form of Indenture for the Notes (incorporated by reference to the Note S-1).
4.2         Credit Agreement and first modification of Credit Agreement, dated as of April
             22, 1994, between the Company and Bank South, N.A., and Deposit Guaranty
             National Bank (incorporated by reference to Exhibit 4(i) to the Company's Form
             8-K, dated September 2, 1994).
4.3         Note Purchase Agreement and first modification of Note Purchase Agreement between the Company and Teachers Insurance and Annuity Association of America
             (incorporated by reference to Exhibit 4(ii) to the Company's Form 8-K, dated
             September 2, 1994).

4.4         Second modification of Credit Agreement, dated November 30, 1994, between the
             Company and Bank South, N.A. and Deposit Guaranty National Bank (incorporated by reference to Exhibit 4(c) to the Company's Form 10-K for the year ended
             December 31, 1994 (the "1994 Form 10-K")).
4.5         Second modification of Note Purchase Agreement, dated November 30, 1994, between the Company and Teachers Insurance and Annuity Association (incorporated by reference to Exhibit 4(d) to the 1994 Form 10-K).
4.6         Third modification of Credit Agreement, dated January 6, 1995, between the
             Company and Bank South, N.A. and Deposit Guaranty National Bank (incorporated by reference to Exhibit 4(e) to the 1994 Form 10-K).
4.7         Fourth modification of Credit Agreement, dated January 27, 1995, between the
             Company and Bank South, N.A. and Deposit Guaranty National Bank (incorporated by reference to Exhibit 4(f) to the 1994 Form 10-K).
4.8         Third Modification of Note Purchase Agreement, dated June 15, 1995, between the
             Company and Teachers Insurance and Annuity Association (incorporated by reference to Exhibit 4(a) to the Company's Form 10-Q for the quarter ended June
             30, 1995).
4.9         Form of Master Agreement, dated as of June 13, 1995, between the Company and
             Society National Bank (incorporated by reference to Exhibit 4.9 to the Note
             S-1).
4.10        Amendment to Intercreditor Agreement, dated June 15, 1995, by and among the
             Company, Bank South, N.A., Deposit Guaranty National Bank and Teachers
             Insurance and Annuity Association (incorporated by reference to Exhibit 4(b) to the Company's form 10-Q for the quarter ended June 30, 1995).
4.11        Fourth Modification of Note Purchase Agreement, dated as of January 3, 1996, between the Company and Teachers Insurance Annuity Association previously filed as Exhibit 4(h) to the Company's Form 10-K for the year ended December 31, 1995
             (the "1995 10-K")).
4.12        First Consolidated Modification of Credit Agreement, dated as of January 3,
             1996, among the Company, Bank South, Deposit Guaranty National Bank and Society
             National Bank (incorporated by reference to Exhibit 4(i) to the Company's Form
             8-K, dated January 18, 1996).
4.13        Note Purchase between the Company and Bull Run, dated as of January 3, 1996
             (incorporated by reference to Exhibit 4(ii) to the Company's Form 8-K, dated
             January 18, 1996).
10.1        Supplemental pension plan (incorporated by reference to Exhibit 10(a) to the
             Company's Form 10 filed October 7, 1991, as amended January 29, 1992 and March
             2, 1992).
10.2        Employment Agreement, between the Company and John T. Williams (incorporated by reference to Exhibit 19 to the Company's Form 10-Q for the quarter ended March
             31, 1992).
10.3        Amendment to employment agreement, between the Company and John T. Williams
             (incorporated by reference to Exhibit 19(b) to the Company's Form 10-Q for the
             quarter ended March 31, 1992).
10.4        Restricted stock agreement between the Company and John T. Williams
             (incorporated by reference to Exhibit 19(c) to the Company's Form 10-Q for the
             quarter ended March 31, 1992).
10.5        Long Term Incentive Plan (incorporated by reference to Exhibit 10(e) to the
             Company's Form 10-K for the fiscal year ended June 30, 1993).

10.6        Asset Purchase Agreement between the Company and The Citizen Publishing Company,
             Inc. (incorporated by reference to Exhibit 10 to the Company's Form 8-K, dated
             May 31, 1994).
10.7        Asset Purchase Agreement between the Company and Kentucky Central Television,
             Inc. (incorporated by reference to Exhibit 10 to the Company's Form 8-K, dated
             September 2, 1994).
10.8        Asset Purchase Agreement, dated January 6, 1995, between the Company and Still
             Publishing, Inc. (incorporated by reference to Exhibit 10(h) to the 1994 Form
             10-K).
10.9        Asset Purchase Agreement, dated April 11, 1995, between the Company, Television
             Station Partners, L.P. and WRDW Associates (incorporated by reference to
             Exhibit 10(a) to the Company's 10-Q for the quarter ended June 30, 1995).
10.10       Capital Accumulation Plan, effective October 1, 1994 (incorporated by reference to Exhibit 10(i) to the 1994 Form 10-K).
10.11       Employment Agreement, dated September 3, 1994, between the Company and Ralph W.
             Gabbard (incorporated by reference to Exhibit 10(j) to the 1994 Form 10-K).
10.12       Asset Purchase Agreement, dated March 15, 1996, by and between the Company and
             Media Acquisition Partners, L.P. previously filed as Exhibit 10(l) to the 1995
             Form 10-K).
10.13       Warrant, dated January 4, 1996, to purchase 487,500 shares of Class A Common
             Stock (incorporated by reference to Exhibit 10.13 to the Note S-1).
10.14       Form of amendment to employment agreement between the Company and Ralph W.
             Gabbard, dated January 1, 1996 (previously filed as the Exhibit 10(m) 1995 Form
             10-K).
10.15       Employment Agreement, dated February 12, 1996 between the Company and Robert A.
             Beizer (incorporated by reference to Exhibit 10.15 to the Note S-1).
10.16       Separation Agreement between the Company and John T. Williams (incorporated by reference to Exhibit 10.16 to the Note S-1).
21          List of Subsidiaries (incorporated by reference to Exhibit 21 to the Note S-1).
23.1        Consent of Ernst & Young LLP.

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

Date: August 9, 1996

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