Form 10-Q
period 1996-06-30
GRAY COMMUNICATIONS SYSTEMS INC /GA/
filed 1996-08-09
CIK 43196

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-Q

    [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996.

                                          OR
    [  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
 FOR THE TRANSITION PERIOD FROM _________  TO  _________ .

                            COMMISSION FILE NUMBER 1-13796

                            GRAY COMMUNICATIONS SYSTEMS, INC.
                          ------------------------------------
                (Exact name of registrant as specified in its charter)

        GEORGIA                                         58-0285030
    -----------------                                 --------------
 (State or other jurisdiction of                      (I.R.S.Employer
incorporation or organization)                        Identification Number)

                    126 N. WASHINGTON ST., ALBANY, GEORGIA    31701
                --------------------------------------------------
                    (Address of principal executive offices)
                                      (Zip code)

                                    (912) 888-9390
                               -----------------
                 (Registrant's telephone number, including area code)

                                NOT APPLICABLE
                               ----------------
                       (Former name, former address and former
                     fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                      CLASS A COMMON STOCK, (NO PAR VALUE)
                    --------------------------------------

                     4,467,205 SHARES AS OF JULY 24, 1996
                   ----------------------------------------

                                        INDEX
                                       -------

                          GRAY COMMUNICATIONS SYSTEMS, INC.



PART I.  FINANCIAL INFORMATION
         ---------------------

Item 1.  Financial Statements

         Condensed consolidated balance sheets (unaudited) - December 31, 1995 and June 30, 1996

         Condensed consolidated statements of income (unaudited) - Three months ended June 30, 1995 and 1996;
         Six months ended June 30, 1995 and 1996

         Condensed consolidated statement of stockholders' equity (unaudited) - Six months ended June 30, 1996

         Condensed consolidated statements of cash flows (unaudited) - Six months ended June 30, 1995 and 1996

         Notes to condensed consolidated financial statements (unaudited) - June 30, 1996

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II. OTHER INFORMATION
         -----------------

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES
- ----------

PART I.  FINANCIAL INFORMATION
- ------   ---------------------

ITEM 1.  FINANCIAL STATEMENTS


GRAY COMMUNICATIONS SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)



                                               DECEMBER 31,        JUNE 30,
                                                  1995               1996
                                               -------------     -------------

CURRENT ASSETS
  Cash and cash equivalents                      $  559,991        $ 1,287,096
  Trade accounts receivable less
    allowance for doubtful accounts of
    $450,000 and $537,000, respectively           9,560,274         10,817,791
  Recoverable income taxes                        1,347,007            797,455
  Inventories                                       553,032            109,028
  Current portion of program broadcast rights     1,153,058            710,424
  Other current assets                              263,600            758,808
                                              -------------       ------------

                                                 13,436,962         14,480,602

PROPERTY AND EQUIPMENT                           37,618,893         40,178,694
  Less allowance for depreciation               (20,601,819)       (21,380,407)
                                              -------------      -------------
                                                 17,017,074         18,798,287

OTHER ASSETS
    Deferred acquisition costs (includes
      $910,000 and $1,050,000 to Bull Run
      Corporation at December 31, 1995 and
      June 30, 1996, respectively) (Note C)       3,330,481          2,818,851
    Deferred loan costs (Note C)                  1,232,261          1,881,648
    Goodwill and other intangibles (Note C)      42,004,050         73,299,223
    Other                                         1,219,650          1,237,021
                                              -------------      -------------
                                                 47,786,442         79,236,743
                                              -------------      -------------

                                               $ 78,240,478      $ 112,515,632
                                              -------------      -------------

                                              December 31,         June 30,
                                                 1995                1996
                                             -------------      -------------


CURRENT LIABILITIES
  Trade accounts payable (includes $670,000
    and $950,000 payable to Bull Run
    Corporation at December 31, 1995 and
    June 30, 1996, respectively)             $  3,752,742        $ 3,169,283
  Accrued expenses                              5,839,007          7,063,971
  Current portion of program broadcast
    obligations                                 1,205,784            709,782
  Current portion of long-term debt             2,861,672                -0-
                                             ------------      -------------
                                               13,659,205         10,943,036

LONG-TERM DEBT (includes $7,544,000, 8%
    Note to Bull Run Corporation at
    June 30, 1996)(Notes C and D)              51,462,645         82,845,688

NON-CURRENT LIABILITIES                         4,133,030          4,913,624

COMMITMENTS AND CONTINGENCIES (Note E)

STOCKHOLDERS' EQUITY (Notes B and D)
    Class A Common Stock, no par value;
      authorized 10,000,000 shares;
      issued 5,082,756 and 5,130,385
      shares, respectively                      6,795,976         10,000,365
    Retained earnings                           8,827,906         10,451,203
                                            -------------      -------------
                                               15,623,882         20,451,568

    Treasury stock, 663,180 shares at cost     (6,638,284)        (6,638,284)
                                            -------------      -------------
                                                8,985,598         13,813,284
                                            -------------      -------------

                                             $ 78,240,478      $ 112,515,632
                                             ------------      -------------

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                          GRAY COMMUNICATIONS SYSTEMS, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)


                                                       THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                             JUNE 30                                 JUNE 30
                                                     -----------------------                 ------------------------

                                                     1995               1996                 1995               1996
                                                     ----               ----                 ----               ----
OPERATING REVENUES
     Broadcasting
       (net of agency commissions)              $  9,911,279       $  12,802,256        $ 18,260,940        $ 24,251,901
     Publishing                                    5,245,470           5,684,858          10,046,114          11,261,792
                                                ------------       -------------        ------------        ------------

                                                  15,156,749          18,487,114          28,307,054          35,513,693

EXPENSES
     Broadcasting                                  5,819,735           7,108,335          11,409,511          14,418,200
     Publishing                                    4,628,298           4,384,689           8,589,861           9,192,751
     Corporate and administrative                    519,075             795,220           1,012,024           1,570,806
     Depreciation and amortization                   942,951           1,505,470           1,821,700           2,900,724
     Non-cash compensation paid in
       common stock (Note B)                         580,314              60,000             816,474             120,000
                                                ------------       -------------        ------------        ------------

                                                  12,490,373          13,853,714          23,649,570          28,202,481
                                                ------------       -------------        ------------        ------------
                                                   2,666,376           4,633,400           4,657,484           7,311,212
Miscellaneous income                                  25,201              17,847              68,514              81,361
                                                ------------       -------------        ------------        ------------
                                                   2,691,577           4,651,247           4,725,998           7,392,573
Interest expense                                   1,391,723           2,115,763           2,768,187           4,444,878
                                                ------------       -------------        ------------        ------------
     INCOME BEFORE INCOME TAXES                    1,299,854           2,435,484           1,957,811           2,947,695

Income tax expense                                   522,000             945,000             776,000           1,146,000
                                                ------------       -------------        ------------        ------------

     NET INCOME                               $      777,854       $   1,490,484        $  1,181,811      $    1,801,695
                                                ------------       -------------        ------------        ------------
                                                ------------       -------------        ------------        ------------
AVERAGE OUTSTANDING COMMON SHARES
     Primary                                       4,411,995           4,707,564           4,383,263           4,656,691
     Fully Diluted                                 4,452,889           4,750,117           4,417,362           4,693,046

     NET EARNINGS PER COMMON SHARE
     Primary                                           $0.18               $0.32               $0.27               $0.39
                                                ------------       -------------        ------------        ------------
                                                ------------       -------------        ------------        ------------
     Fully Diluted                                   $  0.17               $0.31               $0.27               $0.38
                                                ------------       -------------        ------------        ------------
                                                ------------       -------------        ------------        ------------


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                          GRAY COMMUNICATIONS SYSTEMS, INC.
         CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (unaudited)




                                                Class A
                                             Common Stock               Treasury  Stock
                                      --------------------------     -------------------------
                                                                                                     Retained
                                        Shares          Amount        Shares           Amount        Earnings       Total
                                       ----------      ----------     ---------      -----------      --------     ---------
Balance at
    December 31, 1995                  5,082,756      $6,795,976     (663,180)      $(6,638,284)     $8,827,906   $8,985,598

Net income for the six
    months ended
    June 30, 1996                              0               0             0                0       1,801,695    1,801,695

Cash dividends
     ($.04 per share)                          0               0             0                0        (178,398)   (178,398)

Issuance of common stock
    warrants (Note C)                          0       2,600,000             0                0               0    2,600,000

Income tax benefits relating to
    stock plans                                0          62,000             0                0               0       62,000

Issuance of Class A Common Stock:
    401(k) Plan                            7,129         139,640             0                0               0      139,640
    Directors stock plan                  22,500         228,749             0                0               0      228,749
    Non-qualified stock plan              18,000         174,000             0                0               0      174,000
                                        ---------     -----------     ----------     -----------     -----------   -----------

Balance at
    June 30, 1996                      5,130,385     $10,000,365      (663,180)     $(6,638,284)     $10,451,203   $13,813,284
                                        ---------     -----------     ----------     -----------     -----------   -----------
                                        ---------     -----------     ----------     -----------     -----------   -----------


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.




                 GRAY COMMUNICATIONS SYSTEMS, INC.
      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                  SIX MONTHS ENDED JUNE 30
                                                            ---------------------------------
                                                                 1995                 1996
                                                                 ----                 ----
OPERATING ACTIVITIES
  Net income                                               $  1,181,811        $   1,801,695
  Items which did not use (provide) cash:
     Depreciation                                             1,233,847            1,648,014
     Amortization of intangible assets                          587,853            1,252,710
     Amortization of program broadcast rights                   767,964            1,279,357
     Amortization of original issue discount on
        subordinated note                                           -0-              144,444
     Payments for program broadcast rights                     (902,858)          (1,309,364)
     Income tax benefit relating to stock plan                      -0-               62,000
     Compensation paid in Class A common
        stock                                                   816,474              120,000
     Supplemental employee benefits                            (154,216)            (203,708)
     Class A common stock contributed to 401(k) Plan            168,023              139,640
     Deferred income taxes                                      109,000              676,059
     (Gain) loss on disposal of assets                            1,952              (17,968)
     Changes in operating assets and liabilities:
        Receivables, inventories, and
         other current assets                                  (599,165)           1,081,052
        Accounts payable and other
         current liabilities                                    616,978              126,622
                                                            ------------        -------------
     NET CASH PROVIDED BY OPERATING
                         ACTIVITIES                           3,827,663            6,800,553

INVESTING ACTIVITIES
  Acquisition of newspaper business                          (1,232,509)                   0
  Acquisition of television business                                  0          (34,330,365)
  Purchases of property and equipment                        (1,852,431)          (1,317,345)
  Deferred acquisition costs                                 (2,033,892)          (1,797,772)
  Proceeds from asset sales                                       2,742              113,297
  Other                                                        (261,233)            (157,538)
                                                            ------------        -------------
        NET CASH USED IN INVESTING
                        ACTIVITIES                           (5,377,323)         (37,489,723)

FINANCING ACTIVITIES
  Dividends paid                                               (172,110)            (178,398)
  Class A common stock transactions                                   0              402,749
  Proceeds from settlement of interest rate swap                      0              215,000
  Proceeds from borrowings of long-term debt                  2,200,000           36,725,000
  Payments on long-term debt                                   (820,281)          (5,748,076)
                                                            ------------        -------------
     NET CASH PROVIDED BY FINANCING
                         ACTIVITIES                           1,207,609           31,416,275
                                                            ------------        -------------

INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                             (342,051)             727,105
  Cash and cash equivalents at beginning of period              558,520              559,991
                                                            ------------        -------------
          CASH AND CASH EQUIVALENTS
                   AT END OF PERIOD                        $    216,469        $   1,287,096
                                                            ------------        -------------
                                                            ------------        -------------


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                      GRAY COMMUNICATIONS SYSTEMS, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Gray Communications Systems, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K/A-1 for the year ended December 31, 1995.

Certain amounts in the accompanying unaudited consolidated financial statements have been reclassified to conform to the 1996 format.

NOTE B--EMPLOYMENT AGREEMENTS

During the quarter ended March 31, 1995, the Company awarded 150,000 shares of its Class A Common Stock to its former president and chief executive officer under his employment agreement. Compensation expense of approximately $520,000 and $696,000 was recognized for these awards in the three months and six months ended June 30, 1995, respectively.

The Company has an employment agreement with its current President which provides for an award of 122,034 shares of Class A Common Stock if his employment with the Company continues until September 1999. Approximately $60,000 of expense was recognized in each quarter of 1995 and 1996 relating to this award and approximately $1.2 million of expense will be recognized over the five-year period ending in 1999.

NOTE C--BUSINESS ACQUISITIONS

The Company's acquisitions in 1995 and 1996 have been accounted for under the purchase method of accounting. Under the purchase method of accounting, the results of operations of the acquired businesses are included in the accompanying unaudited condensed consolidated financial statements as of their respective acquisition dates. The assets and liabilities of acquired businesses are included based on an allocation of the purchase price.

PENDING ACQUISITIONS

In December 1995 and as amended in March 1996, the Company entered into an asset purchase agreement to acquire (the "Phipps Acquisition") two CBS-affiliated stations, WCTV-TV ("WCTV") serving Tallahassee, Florida/Thomasville, Georgia and WKXT-TV ("WKXT") in Knoxville, Tennessee, a satellite broadcasting business and a paging business (collectively, the "Phipps Business"). The purchase price is estimated at approximately $185.0 million. The Company's Board of Directors has agreed to pay Bull Run Corporation ("Bull Run"), a principal stockholder of the Company, a finder's fee equal to 1% of the proposed purchase price for services performed, of which $1,050,000 is included in deferred acquisition costs and $950,000 is due and included in accounts payable at June 30, 1996.

The consummation of the Phipps Acquisition, which is expected to occur by September 1996, is subject to approval by the appropriate regulatory agencies. In connection with the Phipps Acquisition, the Company is seeking approval from the Federal Communications Commission ("FCC") of the assignment of the television broadcast licenses for WCTV and WKXT. Current FCC regulations will require the Company to divest itself of WALB-TV ("WALB") in Albany, Georgia and WJHG-TV ("WJHG") in Panama City, Florida due to common ownership restrictions on
stations with overlapping signals.   In order to satisfy applicable FCC
requirements, the Company, subject to FCC approval, intends to swap such assets for assets of one or more television stations of comparable value and with comparable broadcast cash flow in a transaction qualifying for deferred

                      GRAY COMMUNICATIONS SYSTEMS, INC.
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

NOTE C--BUSINESS ACQUISITIONS (CONTINUED)

PENDING ACQUISITIONS (CONTINUED)

capital gains treatment under the "like-kind exchange" provision of Section 1031 of the Internal Revenue Code of 1986 (the "Code"). If the Company is unable to effect such a swap on satisfactory terms within the time period granted by the FCC, the Company may transfer such assets to a trust with a view towards the trustee effecting a swap or sale of such assets. Any such trust arrangement would be subject to the approval of the FCC.

Condensed balance sheets of WALB and WJHG are as follows (in thousands):

                                                     JUNE 30, 1996
                                               ------------------------
                                                  WALB          WJHG
                                               ----------    ----------
Current assets.....................            $   1,801       $  913
Property and equipment.............                1,714        1,014
Other assets.......................                   66            3
                                               ---------     --------
Total assets.......................            $   3,581     $  1,930
                                               ---------     --------
                                               ---------     --------
Current liabilities................            $   1,756     $    474
Other liabilities..................                  214            0
Stockholders' equity...............                1,611        1,456
Total liabilities and stockholder's
 equity............................            $   3,581     $  1,930
                                               ---------     --------
                                               ---------     --------

Condensed income statement data of  WALB is as follows (in thousands):

                                      THREE MONTHS               SIX MONTHS
                                     ENDED JUNE 30,             ENDED JUNE 30,
                                   1995          1996         1995        1996
                                 ----------------------     --------------------
Broadcasting revenues......      $  2,533      $  2,759     $  4,715    $  5,098
Expenses...................         1,166         1,199        2,356       2,440
                                 --------      --------     --------    --------
Operating income...........         1,367         1,560        2,359       2,658
Other income...............             5             0            9           9
                                 --------      --------     --------    --------
Income before income taxes.         1,372         1,560        2,368       2,667
                                 --------      --------     --------    --------
                                 --------      --------     --------    --------
Net income.................      $    850      $    968     $  1,468    $  1,654
                                 --------      --------     --------    --------
                                 --------      --------     --------    --------

Condensed income statement data of WJHG is as follows (in thousands):

                                      THREE MONTHS               SIX MONTHS
                                      ENDED JUNE 30,            ENDED JUNE 30,
                                   1995          1996         1995        1996
                                 ----------------------     --------------------
Broadcasting revenues.......     $    975      $  1,310     $  1,826    $  2,409
Expenses....................          888           984        1,690       1,933
                                 --------      --------     --------    --------
Operating income............           87           326          136         476
Other income................           16             0           31          16
                                 --------      --------     --------    --------
Income before income taxes..          103           326          167         492
                                 --------      --------     --------    --------
                                 --------      --------     --------    --------
Net income..................     $     63      $    202     $    103    $    305
                                 --------      --------     --------    --------
                                 --------      --------     --------    --------

                    GRAY COMMUNICATIONS SYSTEMS, INC.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

NOTE C--BUSINESS ACQUISITIONS (CONTINUED)

PENDING ACQUISITIONS (CONTINUED)

The Phipps Acquisition will be funded with a portion of the anticipated net proceeds of proposed public offerings by the Company of $150.0 million principal amount of the Company's senior subordinated notes and 3.5 million shares of the Company's Class B Common Stock, the sale of 1,000 shares of the Company's Series B Preferred Stock ($10.0 million) and warrants to Bull Run and the sale of KTVE Inc., the Company's broadcast station in Monroe, Louisiana/El Dorado, Arkansas. Additionally, the Company plans to retire its existing bank credit facility and other senior indebtedness (See Notes E and F) and enter into a new bank credit facility.

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

1996 ACQUISITIONS

On January 4, 1996, the Company purchased substantially all of the assets of WRDW-TV, a CBS television affiliate serving the Augusta, Georgia television
market (the "Augusta Acquisition").   The purchase price of approximately
$35.9 million, excluding assumed liabilities of approximately $1.3 million, was financed primarily through long-term borrowings. The assets acquired consisted of office equipment and broadcasting operations located in North Augusta, South Carolina. Based on the preliminary allocation of the purchase price, the excess of the purchase price over the fair value of net tangible assets acquired was approximately $32.5 million. In connection with the Augusta Acquisition, the Company's Board of Directors approved the payment of a $360,000 finder's fee to Bull Run.

Funds for the Augusta Acquisition were obtained from the modification of the Company's existing bank debt to a variable rate reducing revolving credit facility (the "Senior Credit Facility") and the sale to Bull Run of an 8% subordinated note due January 3, 2005 in the principal amount of $10.0 million (the "8% Note"). In connection with the sale of the 8% Note, the Company also issued warrants to Bull Run to purchase 487,500 shares of Class A Common Stock at $17.88 per share, 300,000 shares of which are currently vested, with the remainder vesting in five equal annual installments
commencing in 1997 provided that the 8% Note is outstanding.   The Senior
Credit Facility provides for a credit line up to $54.2 million, of which
$49.5 million was outstanding at June 30, 1996.   This transaction also
required a modification of the interest rate of the Company's $25.0 million senior secured note (the "Senior Note") with an institutional investor from 10.08% to 10.7%.

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

                    GRAY COMMUNICATIONS SYSTEMS, INC.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

NOTE C--BUSINESS ACQUISITIONS (CONTINUED)

1996 ACQUISITION (CONTINUED)

An unaudited pro forma statement of income for the three months and six months ended June 30, 1995 is presented below and assumes that the Augusta Acquisition occurred on January 1, 1995.

This pro forma unaudited statement of income does not purport to represent the Company's actual results of operations had the Augusta Acquisition occurred on January 1, 1995, and should not serve as a forecast of the Company's operating results for any future periods. The pro forma adjustments are based solely upon certain assumptions that management believes are reasonable under the circumstances at this time. Subsequent adjustments are expected upon final
determination of the allocation of the purchase price.   An unaudited pro forma
statement of income for the three months and six months ended June 30, 1995 is as follows (in thousands, except per share data):


                                        THREE MONTHS        SIX MONTHS
                                           ENDED                ENDED
                                       JUNE 30, 1995       JUNE 30, 1995
                                       -------------       -------------
Operating revenues.............          $   17,560           $  32,666
Expenses.......................              12,400              23,906
Depreciation and amortization..               1,232               2,396
Non-cash compensation paid in
 Class A Common Stock..........                 580                 816
                                         ----------           ---------
                                              3,348               5,548
Miscellaneous income (expense),
 net............................                (13)                 33
Interest expense................              2,368               4,572
                                         ----------           ---------
Pro forma income before income
 taxes..........................                967               1,009
Income tax expense..............                389                 407
                                         ----------           ---------
Pro forma net income............          $     578            $    602
                                         ----------           ---------
Pro forma average shares
 outstanding....................              4,490               4,436
                                         ----------           ---------
                                         ----------           ---------
Pro forma earnings per share....          $    0.13            $   0.14
                                         ----------           ---------
                                         ----------           ---------
1995 ACQUISITION

On January 6, 1995, the Company purchased substantially all of the assets of the Gwinnett Post-Tribune and assumed certain liabilities (the "Gwinnett Acquisition"). The assets consist of office equipment and publishing operations located in Lawrenceville, Georgia. The purchase price of $3.7 million, including assumed liabilities of approximately $370,000, was paid by approximately $1.2 million in cash (financed through long-term borrowings and cash from operations), the issuance of 44,117 shares of Class A Common Stock (having fair value of $500,000), and $1.5 million payable to the sellers pursuant to non-compete agreements. The excess of the purchase price over the
fair value of net tangible assets acquired was approximately $3.4 million.    In
connection with the Gwinnett Acquisition the Company's Board of Directors approved the payment of a $75,000 finder's fee to Bull Run.

                     GRAY COMMUNICATIONS SYSTEMS, INC.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)


NOTE D--STOCKHOLDERS' EQUITY

A portion of the funds for the Augusta Acquisition was obtained from the 8% Note, which included the issuance of detachable warrants to Bull Run to purchase 487,500 shares of Class A Common Stock at $17.88 per share, 300,000 shares of which are currently vested, with the remainder vesting in five equal annual installments commencing in 1997 provided that the 8% Note is outstanding. Approximately $2.6 million of the $10.0 million of proceeds from the 8% Note was allocated to the warrants and increased Class A Common Stock. This allocation of the proceeds was based on an estimate of the relative fair values of the 8% Note and the warrants on the date of issuance. The Company is amortizing the original issue discount over the period of time that the 8%
Note is to be outstanding, During the three months and six months ended June 30, 1996, the Company recognized approximately $72,000 and $144,000, respectively in amortization costs for the $2.6 million original issue discount.

NOTE E--COMMITMENTS AND CONTINGENCIES

The Company entered into an interest rate swap agreement (the "Interest Swap") on June 2, 1995, to effectively convert a portion of its floating rate debt to a fixed rate basis. The Interest Swap was effective for five years. Approximately $25.0 million of the Company's outstanding long-term debt was subject to this Interest Swap. Effective May 14, 1996, the Company received $215,000 as settlement of this Interest Swap, which will be reflected as a reduction of interest expense over the remaining term of the original five-year Interest Swap.

Upon termination of the five-year Interest Swap, the Company entered into an interest rate cap agreement (the "Interest Cap") on May 16, 1996, which
expires on September 6, 1996.   Approximately $25.0 million of the Company's
outstanding long-term debt is subject to this Interest Cap.   This Interest
Cap serves to cap the base rate of the Company's Senior Credit Facility at 7%. The base rate used to compare against the Interest Cap at June 30, 1996 was approximately 5.5%. Accordingly, the Interest Cap had no value at June 30,
1996.   The effective rate of the Senior Credit Facility at June 30, 1996 was approximately 8.94%. Effective July 19, 1996, the Company's interest rates, based on a spread over LIBOR, were reduced 0.25% as the result of the attainment of certain debt provisions.

The Company has entered into an agreement with GOCOM Television of Ouachita, L.P., to sell KTVE Inc., the Company's NBC-affiliated station serving Monroe, Louisiana/El Dorado, Arkansas, for approximately $9.5 million in cash plus the amount of the accounts receivable on the date of closing (estimated to be approximately $750,000) to the extent collected by the buyer, to be paid to the Company 150 days following the date of closing. The sale agreement regarding KTVE includes a number of closing conditions, including final FCC approval, and there can be no assurance that such closing conditions can be satisfied or waived. The closing of the KTVE sale is expected to occur by September 1996, although there can be no assurance with respect thereto. The Company anticipates the gain, net of income taxes, and the estimated income taxes on the sale of KTVE will aggregate approximately $2.8 million and $2.8 million, respectively.

A condensed balance sheet of KTVE is as follows (in thousands):

                                           JUNE 30, 1996
                                           -------------
Current assets.............................     $  864
Property and equipment.....................      1,540
Other assets...............................        550
                                           -------------
Total assets...............................   $  2,954
                                           -------------
                                           -------------
Current liabilities........................  $     333
Other liabilities..........................        476
Stockholders' equity.......................      2,145
                                           -------------
Total liabilities and stockholders' equity.   $  2,954
                                           -------------
                                           -------------

                       GRAY COMMUNICATIONS SYSTEMS, INC.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

NOTE E--COMMITMENTS AND CONTINGENCIES (CONTINUED)

Condensed income statement data of  KTVE is as follows (in thousands):

                                   THREE MONTHS                 SIX MONTHS
                                   ENDED JUNE 30,              ENDED JUNE 30,
                                 1995          1996         1995          1996
                                --------------------       --------------------

Broadcasting revenues..........$  1,039     $  1,237     $  1,958       $  2,303
Expenses........................    960          973        1,891          1,943
                                -------     --------      -------        -------
Operating income................     79          264           67            360
Other income (expense)..........      5           (2)           9              1
                                -------     --------      -------        -------
Income before income taxes......     84          262           76            361
                                -------     --------      -------        -------
                                -------     --------      -------        -------
Net income......................$    52     $    163      $    47        $   224
                                -------     --------      -------        -------
                                -------     --------      -------        -------


NOTE F--SUBSEQUENT EVENTS

On May 2, 1996, the Company filed a Registration Statement with the Securities and Exchange Commission (the "SEC") on Form S-1 to register the sale of 4,025,000 shares of Class B Common Stock, including an over-allotment option granted by the Company to the underwriters of such offering, subject to shareholder approval. Also on May 2, 1996, the Company filed a Registration Statement with the SEC on Form S-1 to register the sale of $150,000,000 Senior Subordinated Notes due in 2006 (the "Notes"). On May 13, July 9, and August 8, 1996, the Company filed amendments to such Registration Statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS OF THE COMPANY

INTRODUCTION

The Company derives its revenues from its television broadcasting and publishing operations. As a result of the Augusta Acquisition, which was completed in January 1996, and the acquisition of WKYT-TV and WYMT-TV in September 1994, the proportion of the Company's revenues derived from television broadcasting has increased and will continue to increase as a result of the Phipps Acquisition, which is expected to occur by September 1996. As a result of the higher operating margins associated with the Company's television broadcasting operations, the profit contribution of these operations as a percentage of revenues has exceeded, and is expected to continue to exceed, the profit contribution of the Company's publishing operations. Set forth below, for the periods indicated, is certain information concerning the relative contributions of the Company's television broadcasting and publishing operations.


                                        THREE MONTHS ENDED JUNE 30,
                             --------------------------------------------------
                                      1995                       1996
                             ---------------------       ----------------------
                               AMOUNT   PERCENT OF          AMOUNT   PERCENT OF
                                           TOTAL                       TOTAL
                             ---------  ----------       ----------- ----------
                                              (DOLLARS IN THOUSANDS)
TELEVISION BROADCASTING
Revenues                     $  9,911.2      65.4%        $  12,802.3    69.2%
Operating income (1)            3,348.7      90.1             4,629.9    84.2

PUBLISHING
Revenues                    $   5,245.5      34.6%         $  5,684.9    30.8%
Operating income (1)              368.4       9.9               871.4    15.8

                                       SIX MONTHS ENDED JUNE 30,
                             --------------------------------------------------
                                      1995                       1996
                             ---------------------       ----------------------
                               AMOUNT   PERCENT OF          AMOUNT   PERCENT OF
                                           TOTAL                       TOTAL
                             ---------  ----------       ----------- ----------
                                              (DOLLARS IN THOUSANDS)
TELEVISION BROADCASTING
Revenues                     $18,260.9     64.5%         $ 24,251.9     68.3%
Operating income (1)           5,416.1     84.8             7,757.3     85.9

PUBLISHING
Revenues                     $10,046.1     35.5%          $ 11,261.8    31.7%
Operating income (1)             972.2     15.2              1,272.7    14.1

(1)  Excludes any allocation of corporate and administrative expenses.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS OF THE COMPANY (CONTINUED)

TELEVISION BROADCASTING

Set forth below are the principal types of broadcasting revenues earned by the Company's television stations for the periods indicated and the percentage contribution of each to total Company revenues:


                                        THREE MONTHS ENDED JUNE 30,
                             --------------------------------------------------
                                      1995                       1996
                             ---------------------       ----------------------
                                        PERCENT OF                   PERCENT OF
                                           TOTAL                        TOTAL
                                          COMPANY                      COMPANY
                               AMOUNT    REVENUES          AMOUNT     REVENUES
                             ---------  ----------       ----------- ----------
                                              (DOLLARS IN THOUSANDS)
NET REVENUES:
  Local                      $ 5,330.2    35.2%            $ 7,069.9     38.2%
  National                     3,027.4    20.0               3,878.6     21.0
  Network compensation           651.5     4.3                 894.4      4.8
  Political                      412.5     2.7                 573.4      3.1
  Production and other           489.6     3.2                 386.0      2.1
                             ---------  ----------       ----------- ----------
                             $ 9,911.2    65.4%            $12,802.3     69.2%
                             ---------  ----------       ----------- ----------
                             ---------  ----------       ----------- ----------

                                      SIX MONTHS ENDED JUNE 30,
                             --------------------------------------------------
                                      1995                       1996
                             ---------------------       ----------------------
                                        PERCENT OF                   PERCENT OF
                                           TOTAL                        TOTAL
                                          COMPANY                      COMPANY
                               AMOUNT    REVENUES          AMOUNT     REVENUES
                             ---------  ----------       ----------- ----------
                                              (DOLLARS IN THOUSANDS)
NET REVENUES:
  Local                      $10,294.6    36.4%           $13,745.3     38.7%
  National                     5,497.4    19.4              6,967.9     19.6
  Network compensation         1,247.2     4.4              1,761.0      5.0
  Political                      437.9     1.5                786.3      2.2
  Production and other           783.8     2.8                991.4      2.8
                             ---------  ----------       ----------- ----------
                             $18,260.9    64.5%           $24,251.9     68.3%
                              --------    ----             --------     ----
                              --------    ----             --------     ----
                                     15

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

Most broadcast advertising contracts are short-term, and generally run only for a few weeks. The Company estimates that approximately 54.9% and 56.2%, respectively of the gross revenues of the Company's television stations for the three months and six months ended June 30, 1996, respectively were generated from local advertising, which is sold by a station's sales staff directly to local accounts, and the remainder primarily represents national advertising, which is sold by a station's national advertising representative. The stations generally pay commissions to advertising agencies on local, regional and national advertising and the stations also pay commissions to the national sales representative on national advertising.

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

PUBLISHING

Set forth below are the principal types of publishing revenues earned by the Company's publishing operations for the periods indicated and the percentage contribution of each to total Company revenues:


                                     THREE MONTHS ENDED JUNE 30,
                          ----------------------------------------------------
                                    1995                        1996
                          ------------------------    ------------------------
                                      PERCENT OF                  PERCENT OF
                                        TOTAL                       TOTAL
                                       COMPANY                     COMPANY
                           AMOUNT      REVENUES         AMOUNT     REVENUES
                          ---------   ----------       --------   -----------
                                        (DOLLARS IN THOUSANDS)

NET REVENUES:
  Retail advertising       $2,645.8      17.4%         $2,692.2      14.6%
  Classified                1,318.3       8.7           1,554.3       8.4
  Circulation                 893.3       5.9           1,073.7       5.8
  Other                       388.1       2.6             364.7       2.0
                            -------      ----           -------      ----
                           $5,245.5      34.6%         $5,684.9      30.8%
                            -------      ----           -------      ----
                            -------      ----           -------      ----

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS OF THE COMPANY (CONTINUED)

PUBLISHING (CONTINUED)


                                        SIX MONTHS ENDED JUNE 30,
                          ----------------------------------------------------
                                    1995                        1996
                          ------------------------    ------------------------
                                      PERCENT OF                  PERCENT OF
                                        TOTAL                       TOTAL
                                       COMPANY                     COMPANY
                           AMOUNT      REVENUES         AMOUNT     REVENUES
                          ---------   ----------       --------   -----------
                                        (DOLLARS IN THOUSANDS)

NET REVENUES:
  Retail advertising     $ 5,089.5      18.0%         $ 5,299.8      14.9%
  Classified               2,493.7       8.8            3,036.5       8.5
  Circulation              1,821.6       6.4            2,188.6       6.2
  Other                      641.3       2.3              736.9       2.1
                          ---------   ----------      ---------   -----------
                         $10,046.1     35.5%         $11,261.8      31.7%
                          ---------   ----------      ---------   -----------
                          ---------   ----------      ---------   -----------

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

MEDIA CASH FLOW

The following table sets forth certain operating data for both the broadcast and publishing operations for the three months and six months ended June 30, 1995 and 1996:




                        THREE MONTHS ENDED JUNE 30,  SIX MONTHS ENDED JUNE 30,
                        ---------------------------  -------------------------
                             1995        1996            1995        1996
                           --------    --------       --------    ---------
                                         (DOLLARS IN THOUSANDS)
Operating income           $2,666.4    $4,633.4       $4,657.5    $ 7,311.2

Add:
  Amortization of program
    license rights            366.1       632.5          768.0      1,279.4
  Depreciation and
    amortization              942.9     1,505.5        1,821.7      2,900.7
  Corporate overhead          519.1       795.2        1,012.0      1,570.8
  Non-cash compensation
    and contributions to
    the Company's 401-k
    plan, paid in Class A
    Common Stock              675.0       119.4          976.4        250.8
Less:
  Payments for program
    license liabilities      (421.5)     (647.8)        (902.8)    (1,309.3)
                           --------    --------       --------    ---------
  Media Cash Flow (1)      $4,748.0    $7,038.2       $8,332.8    $12,003.6
                           --------    --------       --------    ---------
                           --------    --------       --------    ---------

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS OF THE COMPANY (CONTINUED)

MEDIA CASH FLOW (CONTINUED)

(1) Of Media Cash Flow, $4.1 million and $5.7 million was attributable to the Company's broadcasting operations during the three months ended June 30, 1995 and 1996, respectively; and $6.8 million and $9.9 million was attributable to the Company's broadcasting operations during the six months ended June 30, 1995 and 1996, respectively.

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

THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE 30, 1995

REVENUES. Total revenues for the three months ended June 30, 1996 increased $3.3 million, or 22.0%, over the three months ended June 30, 1995, from $15.2 million to $18.5 million. This increase was attributable to (i) the Augusta Acquisition, which occurred on January 4, 1996 and (ii) increases in publishing and broadcasting (excluding the Augusta Acquisition) revenues.
The Augusta Acquisition accounted for $2.4 million, or 72.3%, of the revenue increase.

Broadcast net revenues increased $2.9 million, or 29.2%, over the same period of the prior year, from $9.9 million to $12.8 million. Revenues generated by the Augusta Acquisition accounted for $2.4 million, or 72.3%, of the increase. On a pro forma basis, broadcast net revenues for WRDW for the three months ended June 30, 1996 remained relatively constant with the same period of the prior year, due to increased political spending offset by a decline in local advertising. Broadcast net revenues, excluding the Augusta Acquisition, increased $482,000, or 4.8%, over the three months ended June 30, 1995. Approximately $449,000 and $132,000 of the $482,000 increase in total broadcast net revenues, excluding the Augusta Acquisition, were due to higher local and national advertising spending, respectively. The Company's broadcast operations also experienced a $178,000 decrease in second quarter revenues associated with an investment in a sports programming joint venture.

Publishing revenues increased $439,000, or 8.4%, over the three months ended June 30, 1995, from $5.3 million to $5.7 million. Advertising and circulation revenues comprised $277,000 and $180,000, respectively, of the revenue increase. The increase in advertising revenue was primarily the result of linage increases in classified advertising and rate increases in retail advertising. The increase in circulation revenue can be attributed primarily to price increases over the same period of the prior year at two of the publishing operations and the conversion of the GWINNETT DAILY POST to a five-day-a-week paper.

OPERATING EXPENSES. Operating expenses for the three months ended June 30, 1996 increased $1.4 million, or 10.9%, over the three months ended June 30, 1995, from $12.5 million to $13.9 million, due to the Augusta Acquisition and increased corporate overhead and depreciation and amortization, offset by decreased expenses at the broadcasting and publishing operations and non-cash compensation paid in Class A Common Stock.

Broadcasting expenses for the three months ended June 30, 1996, increased $1.3 million, or 22.1%, over the same period of the prior year, from $5.8 million to $7.1 million. This increase was primarily attributable to the Augusta Acquisition. On a pro forma basis, broadcast expenses for the Augusta Acquisition for the three months ended June 30, 1996 of $1.4 million remained relatively constant compared to the same period of 1995. Broadcasting expenses, excluding the Augusta Acquisition, decreased $148,000, or 2.5%, primarily due to lower outside consulting services and promotional costs.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE 30, 1995 (CONTINUED)

Publishing expenses for the three months ended June 30, 1996 decreased $244,000, or 5.3%, from the same period of the prior year, from $4.6 million to $4.4 million. This decrease resulted primarily from a decrease in work force related costs, improved newsprint pricing, and restructuring of the advertising publications, offset by higher product delivery and outside service costs associated with the conversion of the GWINNETT DAILY POST to a five-day-a-week newspaper. Newsprint consumption increased approximately
3%.

Corporate and administrative expenses for the three months ended June 30, 1996 increased $276,000, or 53.2%, over the same period of the prior year, from $519,000 to $795,000. This increase was attributable primarily to the addition of several new officers.

Depreciation of property and equipment and amortization of intangible assets was $1.5 million for the three months ended June 30, 1996, compared to $943,000 for the same period of the prior year, an increase of $563,000, or 59.7%. This increase was primarily the result of higher depreciation and amortization costs related to the Augusta Acquisition and $3.3 million of capital expenditures made in 1995.

Non-cash compensation paid in Class A Common Stock resulting from the Company's employment agreements with its current President and a separation agreement with its former chief executive officer decreased $520,000, or 89.7%, for the three months ended June 30, 1996, from $580,000 to $60,000. This decrease resulted from the Company's award in 1995 of 150,000 shares of Class A Common Stock to its former chief executive officer, the expense for such award was recognized in 1995 (including $520,000 recognized in the quarter ended June 30, 1995).

INTEREST EXPENSE. Interest expense increased $824,000, or 59.1%, from $1.4 million for the three months ended June 30, 1995 to $2.2 million for the three months ended June 30, 1996. This increase was attributable primarily to increased levels of debt resulting from the financing of the Augusta Acquisition.

NET INCOME. Net income for the Company was $1.5 million for the three months ended June 30, 1996, compared with $778,000 for the same period in 1995, an increase of $713,000, or 91.6%.

SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1995

REVENUES. Total revenues for the six months ended June 30, 1996 increased $7.2 million, or 25.5%, over the six months ended June 30, 1995, from $28.3 million to $35.5 million. This increase was attributable to (i) the Augusta Acquisition, which occurred on January 4, 1996 and (ii) increases in publishing and broadcasting (excluding the Augusta Acquisition) revenues. The Augusta Acquisition accounted for $4.5 million, or 62.3%, of the revenue increase.

Broadcast net revenues increased $6.0 million, or 32.8%, over the same period of the prior year, from $18.3 million to $24.3 million. Revenues generated by WRDW accounted for $4.5 million, or 74.9%, of the increase. On a pro forma basis, broadcast net revenues for WRDW for the six months ended June 30, 1996 increased $130,000, or 3.0%, over the same period of the prior year.
Broadcast net revenues, excluding the Augusta Acquisition, increased
$1.5 million, or 8.2%, over the six months ended June 30, 1995. Approximately $1.1 million, $94,000 and $171,000 of the $1.5 million increase in total broadcast net revenues, excluding the Augusta Acquisition, were due to higher local, national and political advertising spending, respectively. The remaining increase is due to greater tower rental and special projects revenue.

Publishing revenues increased $1.2 million, or 12.1%, over the six months ended June 30, 1995 from $10.1 million to $11.3 million. Advertising and circulation revenues comprised $766,000 and $367,000, respectively, of the revenue increase. The increase in advertising revenue was primarily the result of linage increases in classified advertising and retail rate increases. The increase in circulation revenue can be attributed primarily to price increases over the same period of the prior year at two of the Company's publishing operations and the conversion of the GWINNETT DAILY POST to a five-day-a-week paper. Approximately $81,000 of the publishing revenue increase was the result of higher special events revenue.

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1995 (CONTINUED)

OPERATING EXPENSES. Operating expenses for the six months ended June 30, 1996 increased $4.6 million, or 19.3%, over the six months ended June 30, 1995, from $23.6 million to $28.2 million, due to the Augusta Acquisition and increased expenses at the broadcasting and publishing operations, as well as increased corporate and administrative expenses, depreciation and amortization, offset by a reduction in non-cash compensation paid in Class A Common Stock.

Broadcasting expenses for the six months ended June 30, 1996 increased $3.0 million, or 26.4%, over the same period of the prior year from $11.4 million to $14.4 million. This increase was primarily attributable to the Augusta Acquisition. On a pro forma basis, broadcast expenses for WRDW for the six months ended June 30, 1996 decreased $129,000, or 4.5%, over the same period of 1995, from $2.9 million to $2.8 million. Broadcasting expenses, excluding WRDW, increased $243,000, or 2.1%, primarily as the result of higher payroll related costs.

Publishing expenses for the six months ended June 30, 1996 increased $603,000, or 7.0%, over the same period of the prior year, from $8.6 million to $9.2 million. This increase resulted primarily from the conversion of the GWINNETT DAILY POST to a five-day-a-week paper and the acquisition of advertising only publications in September 1995. Newsprint costs increased approximately 12% while consumption of newsprint increased approximately 7%. Payroll related costs, promotional costs, product delivery costs and outside service costs increased over the same period of the prior year.

Corporate and administrative expenses for the six months ended June 30, 1996 increased $559,000, or 55.2%, over the same period of the prior year, from $1.0 million to $1.6 million. This increase was attributable primarily to the addition of several new officers.

Depreciation of property and equipment and amortization of intangible assets was $2.9 million for the six months ended June 30, 1996, compared to $1.8 million for the same period of the prior year, an increase of $1.1 million or 59.2%. This increase was primarily the result of higher depreciation and amortization costs related to the Augusta Acquisition and $3.3 million of capital expenditures made in 1995.

Non-cash compensation paid in Class A Common Stock resulting from the Company's employment agreement with its current President and a separation agreement with its former chief executive officer decreased $696,000, or 85.3%, for the six months ended June 30, 1996, from $816,000 to $120,000. This decrease resulted from the Company's award in 1995 of 150,000 shares of Class A Common Stock to its former chief executive officer. The expense for such award was recognized in 1995 (including $696,000 recognized in the six months ended
June 30, 1995).

INTEREST EXPENSE. Interest expense increased $1.7 million, or 60.6%, from $2.8 million for the six months ended June 30, 1995 to $4.4 million for the six months ended June 30, 1996. This increase was attributable primarily to increased levels of debt and resulting from the financing of the Augusta Acquisition.

NET INCOME. Net income for the Company was $1.8 million for the six months ended June 30, 1996, compared with $1.2 million for the same period in 1995, an increase of $620,000, or 52.5%.

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

Following the consummation of the sale of KTVE, the Phipps Acquisition and certain related financings and the public offerings, the Company will be highly leveraged. The Company anticipates that its principal uses of cash for the next several years will be working capital and debt service requirements, cash dividends, capital expenditures and expenditures related to additional acquisitions. The Company anticipates that its operating cash flow, together with borrowings available under the Senior Credit Facility, will be sufficient for such purposes for the remainder of 1996 and 1997.


The Company's working capital (deficiency) was  $(221,000) and $3.5 million at
December 31, 1995 and June 30, 1996, respectively.   The Company's cash provided
from operations was $3.8 million and $6.8 million for the six months ended June 30, 1995 and 1996, respectively.

The Company's cash used in investing activities was $5.4 million and $37.5 million for the six months ended June 30, 1995 and 1996, respectively. The increased usage of $32.1 million was due primarily to the Augusta Acquisition.

The Company was provided $1.2 million and $31.4 million in cash by financing activities for the six months ended June 30, 1995 and 1996, respectively, due primarily to the funding of the Gwinnett Acquisition in 1995 and the Augusta Acquisition in 1996. Long-term debt was $82.8 million and the balance of the Senior Credit Facility was $49.5 million, at June 30, 1996. The weighted average interest rate of the Senior Credit Facility was 8.94% on June 30, 1996.

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

During the six months ended June 30, 1996, the Company made $1.3 million in capital expenditures, relating primarily to broadcasting operations, and paid $1.3 million for program broadcast rights. The Company anticipates making an aggregate of $3.0 million in capital expenditures and $2.7 million in payments for program broadcast rights during 1996. The Company believes that cash flows from operations will be sufficient to fund such expenditures, which will be adequate for the Company's normal replacement requirements.

The Company has entered into an agreement with GOCOM Television of Ouachita, L.P., to sell KTVE for approximately $9.5 million in cash plus the amount of the accounts receivable on the date of the closing, which is expected to occur by September 1996, although there can be no assurance with respect thereto. The Company anticipates the gain, net of income taxes, and the income taxes resulting from the sale of KTVE will aggregate approximately $2.8 million and $2.8 million, respectively.

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


PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits


         11 - Statement re: Computation of Earnings Per Share

         27-  Financial Data Schedule

    (b)  Reports on Form 8-K

         A report on Form 8-K was amended in July 1996, reporting the purchase of WRDW from Television Station Partners, L.P. and WRDW Associates.

                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             GRAY COMMUNICATIONS SYSTEMS, INC.
                                       (Registrant)



Date:  August 8, 1996             By: /s/ William A. Fielder, III
      -------------                   ---------------------------
                                  William A. Fielder, III, Vice President & CFO
                                      (Chief Financial Officer)



Date: August 8, 1996              By: /s/ Sabra H. Cowart
      -------------                   -------------------
                                      Sabra H. Cowart, Controller & CAO
                                      (Chief Accounting Officer)