Form 10-Q/A
period 1996-03-31
GRAY COMMUNICATIONS SYSTEMS INC /GA/
filed 1996-09-09
CIK 43196

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------


                                 FORM 10-Q/A-2

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


                       CLASS A COMMON STOCK, NO PAR VALUE



                    4,469,339 SHARES AS OF SEPTEMBER 9, 1996



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

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                       GRAY COMMUNICATIONS SYSTEMS, INC.
               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)



                                                                           DECEMBER 31,    MARCH 31,
CURRENT ASSETS                                                                 1995          1996
                                                                           ------------  -------------
Cash and cash equivalents................................................  $    559,991  $   2,081,627
Trade accounts receivable, less allowance for doubtful accounts of
 $450,000 and $623,000, respectively.....................................     9,560,274     10,145,128
Recoverable income taxes.................................................     1,347,007        985,246
Inventories..............................................................       553,032        231,964
Current portion of program broadcast rights..............................     1,153,058      1,326,825
Other current assets.....................................................       263,600        651,407
                                                                           ------------  -------------
                                                                             13,436,962     15,422,197
Property and equipment...................................................    37,618,893     40,505,148
  Less allowance for depreciation........................................   (20,601,819)   (21,406,793)
                                                                           ------------  -------------
                                                                             17,017,074     19,098,355
Other assets
  Deferred acquisition costs (includes $910,000 and $1,050,000 to Bull
   Run Corporation at December 31, 1995 and March 31, 1996, respectively)
   (Note C)..............................................................     3,330,481      1,951,164
  Deferred loan costs (Note C)...........................................     1,232,261      1,939,173
  Goodwill and other intangibles (Note C)................................    42,004,050     73,938,623
  Other..................................................................     1,219,650      1,195,139
                                                                           ------------  -------------
                                                                             47,786,442     79,024,099
                                                                           ------------  -------------
                                                                           $ 78,240,478  $ 113,544,651
                                                                           ------------  -------------
                                                                           ------------  -------------
CURRENT LIABILITIES
Trade accounts payable (includes $670,000 and $1,050,000 payable to Bull
 Run Corporation at December 31, 1995 and March 31, 1996,
 respectively)...........................................................  $  3,752,742  $   3,372,917
Accrued expenses.........................................................     5,839,007      6,226,119
Current portion of program broadcast obligations.........................     1,205,784      1,222,983
Current portion of long-term debt........................................     2,861,672      1,516,325
                                                                           ------------  -------------
                                                                             13,659,205     12,338,344
Long-term debt (including a $7,472,222 8% Note to Bull Run Corporation at
 March 31, 1996) (Notes C and D).........................................    51,462,645     84,396,637
Non-current liabilities..................................................     4,133,030      4,535,319
Commitments and contingencies (Notes C and E)
Stockholders' equity (Notes B and D)
  Class A Common Stock, no par value; authorized 10,000,000 shares;
   issued 5,082,756 and 5,126,012 shares, respectively...................     6,795,976      9,862,594
  Retained earnings......................................................     8,827,906      9,050,041
                                                                           ------------  -------------
                                                                             15,623,882     18,912,635
  Treasury stock, 663,180 shares at cost.................................    (6,638,284)    (6,638,284)
                                                                           ------------  -------------
                                                                              8,985,598     12,274,351
                                                                           ------------  -------------
                                                                           $ 78,240,478  $ 113,544,651
                                                                           ------------  -------------
                                                                           ------------  -------------


           See notes to condensed consolidated financial statements.

                       GRAY COMMUNICATIONS SYSTEMS, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                                                         THREE MONTHS ENDED
                                                                                              MARCH 31
                                                                                   ------------------------------
                                                                                        1995            1996
                                                                                   --------------  --------------
OPERATING REVENUES
  Broadcasting (net of agency commissions).......................................  $    8,349,661  $   11,449,645
  Publishing.....................................................................       4,800,644       5,576,934
                                                                                   --------------  --------------
                                                                                       13,150,305      17,026,579
EXPENSES
  Broadcasting...................................................................       5,589,776       7,309,865
  Publishing.....................................................................       3,961,563       4,808,062
  Corporate and administrative...................................................         492,951         775,586
  Depreciation and amortization..................................................         878,749       1,395,254
  Non-cash compensation paid in Class A Common Stock (Note B)....................         236,158          60,000
                                                                                   --------------  --------------
                                                                                       11,159,197      14,348,767
                                                                                   --------------  --------------
                                                                                        1,991,108       2,677,812
Miscellaneous income.............................................................          43,313          63,514
                                                                                   --------------  --------------
                                                                                        2,034,421       2,741,326
Interest expense.................................................................       1,376,464       2,229,115
                                                                                   --------------  --------------
    INCOME BEFORE INCOME TAXES...................................................         657,957         512,211
Income tax expense...............................................................         254,000         201,000
                                                                                   --------------  --------------
      NET EARNINGS...............................................................  $      403,957  $      311,211
                                                                                   --------------  --------------
                                                                                   --------------  --------------
Average outstanding common shares................................................       4,307,595       4,606,773
                                                                                   --------------  --------------
                                                                                   --------------  --------------
      NET EARNINGS PER COMMON SHARE..............................................  $          .09  $          .07
                                                                                   --------------  --------------
                                                                                   --------------  --------------


           See notes to condensed consolidated financial statements.

                       GRAY COMMUNICATIONS SYSTEMS, INC.
      CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)


                                              CLASS A
                                            COMMON STOCK               TREASURY STOCK
                                     --------------------------  --------------------------    RETAINED
                                       SHARES        AMOUNT        SHARES        AMOUNT        EARNINGS         TOTAL
                                     -----------  -------------  ----------  --------------  -------------  --------------
Balance at December 31, 1995.......    5,082,756  $   6,795,976    (663,180) $   (6,638,284) $   8,827,906  $    8,985,598
Net income for the three months
 ended March 31, 1996..............            0              0           0               0        311,211         311,211
Cash dividends ($.02 per share)....            0              0           0               0        (89,076)        (89,076)
Issuance of Common Stock Warrants
 (Notes C and D)...................            0      2,600,000           0               0              0       2,600,000
Issuance of Class A Common Stock:
  401(k) Plan......................        4,256         78,369           0               0              0          78,369
  Directors stock plan.............       22,500        228,749           0               0              0         228,749
  Non-qualified stock plan.........       16,500        159,500           0               0              0         159,500
                                     -----------  -------------  ----------  --------------  -------------  --------------
Balance at March 31, 1996..........    5,126,012  $   9,862,594    (663,180) $   (6,638,284) $   9,050,041  $   12,274,351
                                     -----------  -------------  ----------  --------------  -------------  --------------
                                     -----------  -------------  ----------  --------------  -------------  --------------


           See notes to condensed consolidated financial statements.

                       GRAY COMMUNICATIONS SYSTEMS, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                         THREE MONTHS ENDED
                                                                                              MARCH 31
                                                                                   -------------------------------
                                                                                        1995            1996
                                                                                   --------------  ---------------
OPERATING ACTIVITIES
  Net income.....................................................................  $      403,957  $       311,211
  Items which did not use (provide) cash:
    Depreciation.................................................................         584,988          848,427
    Amortization of intangible assets............................................         293,761          546,827
    Amortization of program broadcast rights.....................................         401,838          646,820
    Amortization of original issue discount on subordinated note.................               0           72,222
    Payments for program broadcast rights........................................        (481,311)        (661,603)
    Compensation paid in Class A Common Stock....................................         236,158           60,000
    Supplemental employee benefits...............................................         (76,643)        (135,755)
    Class A Common Stock contributed to 401(k) Plan..............................          70,417           78,369
    Deferred income taxes........................................................          91,000          343,850
    (Gain) loss on disposal of assets............................................            (725)         (20,406)
    Changes in operating assets and liabilities:
      Receivables, inventories, and other current assets.........................         687,323        1,550,389
      Accounts payable and other current liabilities.............................        (690,692)        (521,496)
                                                                                   --------------  ---------------
        NET CASH PROVIDED BY OPERATING ACTIVITIES................................       1,520,071        3,118,855
INVESTING ACTIVITIES
  Acquisition of newspaper business..............................................      (1,232,509)               0
  Acquisition of television business.............................................               0      (34,300,713)
  Purchases of property and equipment............................................        (973,437)        (813,588)
  Deferred acquisition costs.....................................................               0         (931,623)
  Proceeds from asset sales......................................................           1,293          113,297
  Other..........................................................................        (164,563)         (80,188)
                                                                                   --------------  ---------------
        NET CASH USED IN INVESTING ACTIVITIES....................................      (2,369,216)     (36,012,815)
FINANCING ACTIVITIES
  Dividends paid.................................................................         (84,496)         (89,076)
  Class A Common Stock transactions..............................................               0          388,249
  Proceeds from borrowings of long-term debt.....................................         700,000       36,725,000
  Payments on long-term debt.....................................................         (33,652)      (2,608,577)
                                                                                   --------------  ---------------
        NET CASH PROVIDED BY FINANCING ACTIVITIES................................         581,852       34,415,596
                                                                                   --------------  ---------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.................................        (267,293)       1,521,636
Cash and cash equivalents at beginning of period.................................         558,520          559,991
                                                                                   --------------  ---------------
        CASH AND CASH EQUIVALENTS AT END OF PERIOD...............................  $      291,227  $     2,081,627
                                                                                   --------------  ---------------
                                                                                   --------------  ---------------


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



Operating revenues................................................  $  15,106
Operating expenses................................................     12,906
                                                                    ---------
                                                                        2,200
Miscellaneous income (expense), net...............................         45
Interest expense..................................................      2,269
                                                                    ---------
Pro forma loss before income taxes................................        (24)
Income tax benefit................................................         (8)
                                                                    ---------
Pro forma net loss................................................  $     (16)
                                                                    ---------
                                                                    ---------
Pro forma average shares outstanding..............................      4,221
                                                                    ---------
                                                                    ---------
Pro forma earnings per share......................................  $     .00
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



NOTE D -- STOCKHOLDERS' EQUITY


    A portion of the funds for the Augusta Acquisition was obtained from the 8% Note, which included the issuance of detachable warrants to Bull Run to purchase 487,500 shares of Class A Common Stock at $17.88 per share, 300,000 shares of which are currently vested, with the remainder vesting in five equal annual installments commencing in 1997 provided that the 8% Note is outstanding. Approximately $2.6 million of the $10.0 million of proceeds from the 8% Note was allocated to the warrants and increased Class A Common Stock. This allocation of the proceeds was based on an estimate of the relative fair values of the 8% Note and the warrants on the date of issuance. The Company is amortizing the original issue discount over the period of time that the 8% Note is to be outstanding. During the three months ended March 31, 1996, the Company recognized approximately $72,000 in amortization costs for the $2.6 million original issue discount.



NOTE E -- COMMITMENTS AND CONTINGENCIES



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



    On May 15, 1996 the Company entered into an agreement with GOCOM Television of Ouachita, L.P., to sell the assets of KTVE Inc., the Company's NBC-affiliated station serving Monroe, Louisiana/ El Dorado, Arkansas, for approximately $9.5 million in cash plus the amount of the accounts receivable on the date of closing (estimated to be approximately $750,000) to the extent collected by the buyer, to be paid to the Company 150 days following the date of closing. The sale agreement regarding KTVE included a number of closing conditions. The Company completed the sale of the assets of KTVE Inc. on August 20, 1996. The Company anticipates recognizing in the quarter ended September 30, 1996, the gain net of income taxes, and the estimated income taxes on the sale of KTVE of approximately $2.8 million and $2.8 million, respectively.

                       GRAY COMMUNICATIONS SYSTEMS, INC.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)


NOTE E -- COMMITMENTS AND CONTINGENCIES (CONTINUED)

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


NOTE F -- SUBSEQUENT EVENTS



    On May 2, 1996, the Company filed a Registration Statement with the Securities and Exchange Commission (the "SEC") on Form S-1 to register the sale of 4,025,000 shares of Class B Common Stock, including an over-allotment option granted by the Company to the underwriters of such offering, subject to shareholder approval. Also on May 2, 1996 the Company filed a Registration Statement with the SEC on Form S-1 to register the sale of $150,000,000 Senior Subordinated Notes due 2006. On May 13, July 9, and August 9, 1996, the Company filed amendments to such Registration Statements.

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


    INTEREST EXPENSE. Interest expense increased $853,000, or 61.9%, from $1.4 million for the three months ended March 31, 1995 to $2.2 million for the three months ended March 31, 1996. This increase was attributable primarily to
increased   levels  of  debt  resulting  from   the  financing  of  the  Augusta
Acquisition.



    NET INCOME. Net income for the Company was $311,000 for the three months ended March 31, 1996, compared with $404,000 for the same period in 1995, a decrease of $93,000.


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

    The Company was provided $582,000 and $34.4 million in cash by financing activities for the three months ended March 31, 1995 and 1996, respectively, due primarily to the funding of the Gwinnett Acquisition in 1995 and the Augusta Acquisition in 1996. Long-term debt was $85.9 million and the balance of the Senior Credit Facility was $52.6 million, at March 31, 1996. The effective interest rate of the Senior Credit Facility was 8.96% on March 31, 1996. Principal maturities of long-term debt were $1.5 million at March 31, 1996. The Company anticipates that its operating cash flows, together with borrowings available under the Senior Credit Facility will be sufficient to provide for such payments.


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



    On May 15, 1996, the Company entered into an agreement with GOCOM Television of Ouachita, L.P. to sell the assets of KTVE Inc. for approximately $9.5 million in cash plus the amount of the accounts receivable on the date of the closing. The Company completed the sale of the assets of KTVE Inc. on August 20, 1996. The Company anticipates recognizing in the quarter ended September 30, 1996, the gain, net of income taxes, and the income taxes resulting from the sale of KTVE of approximately $2.8 million and $2.8 million, respectively.



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

                                            GRAY COMMUNICATIONS SYSTEMS, INC.
                                                       (Registrant)


Date: September 9, 1996             By:         /s/ WILLIAM A. FIELDER, III
                                  ------------------------------------------
                                   William A. Fielder, III, Vice President &
                                            Chief Financial Officer
                                           (Chief Financial Officer)

Date: September 9, 1996               By:            /s/ SABRA H. COWART
                                  ------------------------------------------
                                         Sabra H. Cowart, Controller &
                                           Chief Accounting Officer
                                          (Chief Accounting Officer)