Form 10-Q/A
period 1996-06-30
GRAY COMMUNICATIONS SYSTEMS INC /GA/
filed 1996-09-09
CIK 43196

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                     FORM 10-Q/A-1

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

                   4,469,339 SHARES AS OF SEPTEMBER 9, 1996
                   ----------------------------------------

                   CLASS B COMMON STOCK, NO PAR VALUE - NONE

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

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                          GRAY COMMUNICATIONS SYSTEMS, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)


                                                       THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                             JUNE 30                                 JUNE 30
                                                     -----------------------                 ------------------------

                                                     1995               1996                 1995               1996
                                                     ----               ----                 ----               ----
OPERATING REVENUES
     Broadcasting
       (net of agency commissions)              $  9,911,279       $  12,802,256        $ 18,260,940        $ 24,251,901
     Publishing                                    5,245,470           5,684,858          10,046,114          11,261,792
                                                ------------       -------------        ------------        ------------

                                                  15,156,749          18,487,114          28,307,054          35,513,693

EXPENSES
     Broadcasting                                  5,819,735           7,108,335          11,409,511          14,418,200
     Publishing                                    4,628,298           4,384,689           8,589,861           9,192,751
     Corporate and administrative                    519,075             795,220           1,012,024           1,570,806
     Depreciation and amortization                   942,951           1,505,470           1,821,700           2,900,724
     Non-cash compensation paid in
       common stock (Note B)                         580,314              60,000             816,474             120,000
                                                ------------       -------------        ------------        ------------

                                                  12,490,373          13,853,714          23,649,570          28,202,481
                                                ------------       -------------        ------------        ------------
                                                   2,666,376           4,633,400           4,657,484           7,311,212
Miscellaneous income                                  25,201              17,847              68,514              81,361
                                                ------------       -------------        ------------        ------------
                                                   2,691,577           4,651,247           4,725,998           7,392,573
Interest expense                                   1,391,723           2,215,763           2,768,187           4,444,878
                                                ------------       -------------        ------------        ------------
     INCOME BEFORE INCOME TAXES                    1,299,854           2,435,484           1,957,811           2,947,695

Income tax expense                                   522,000             945,000             776,000           1,146,000
                                                ------------       -------------        ------------        ------------

     NET INCOME                               $      777,854       $   1,490,484        $  1,181,811      $    1,801,695
                                                ------------       -------------        ------------        ------------
                                                ------------       -------------        ------------        ------------
AVERAGE OUTSTANDING COMMON SHARES
     Primary                                       4,411,995           4,707,564           4,383,263           4,656,691
     Fully Diluted                                 4,452,889           4,750,117           4,417,362           4,693,046

     NET EARNINGS PER COMMON SHARE
     Primary                                           $0.18               $0.32               $0.27               $0.39
                                                ------------       -------------        ------------        ------------
                                                ------------       -------------        ------------        ------------
     Fully Diluted                                   $  0.17               $0.31               $0.27               $0.38
                                                ------------       -------------        ------------        ------------
                                                ------------       -------------        ------------        ------------


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                          GRAY COMMUNICATIONS SYSTEMS, INC.
         CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (unaudited)




                                                Class A
                                             Common Stock               Treasury  Stock
                                      --------------------------     -------------------------
                                                                                                     Retained
                                        Shares          Amount        Shares           Amount        Earnings       Total
                                       ----------      ----------     ---------      -----------      --------     ---------
Balance at
    December 31, 1995                  5,082,756      $6,795,976     (663,180)      $(6,638,284)     $8,827,906   $8,985,598

Net income for the six
    months ended
    June 30, 1996                              0               0             0                0       1,801,695    1,801,695

Cash dividends
     ($.04 per share)                          0               0             0                0        (178,398)   (178,398)

Issuance of common stock
    warrants (Notes C and D)                   0       2,600,000             0                0               0    2,600,000

Income tax benefits relating to
    stock plans                                0          62,000             0                0               0       62,000

Issuance of Class A Common Stock:
    401(k) Plan                            7,129         139,640             0                0               0      139,640
    Directors stock plan                  22,500         228,749             0                0               0      228,749
    Non-qualified stock plan              18,000         174,000             0                0               0      174,000
                                        ---------     -----------     ----------     -----------     -----------   -----------

Balance at
    June 30, 1996                      5,130,385     $10,000,365      (663,180)     $(6,638,284)     $10,451,203   $13,813,284
                                        ---------     -----------     ----------     -----------     -----------   -----------
                                        ---------     -----------     ----------     -----------     -----------   -----------


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


                                        THREE MONTHS        SIX MONTHS
                                           ENDED                ENDED
                                       JUNE 30, 1995       JUNE 30, 1995
                                       -------------       -------------
Operating revenues.............          $   17,560           $  32,666
Expenses.......................              12,400              23,906
Depreciation and amortization..               1,232               2,396
Non-cash compensation paid in
 Class A Common Stock..........                 580                 816
                                         ----------           ---------
                                              3,348               5,548
Miscellaneous income (expense),
 net............................                (12)                 33
Interest expense................              2,303               4,572
                                         ----------           ---------
Pro forma income before income
 taxes..........................              1,033               1,009
Income tax expense..............                415                 407
                                         ----------           ---------
Pro forma net income............          $     618            $    602
                                         ----------           ---------
Pro forma average shares
 outstanding....................              4,490               4,436
                                         ----------           ---------
                                         ----------           ---------
Pro forma earnings per share....          $    0.14            $   0.14
                                         ----------           ---------
                                         ----------           ---------
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

On May 15, 1996, the Company entered into an agreement with GOCOM Television of Ouachita, L.P., to sell the assets of KTVE Inc., the Company's NBC-affiliated station serving Monroe, Louisiana/El Dorado, Arkansas, for approximately $9.5 million in cash plus the amount of the accounts receivable on the date of closing (estimated to be approximately $750,000) to the extent collected by the buyer, to be paid to the Company 150 days following the date of closing. The sale agreement regarding KTVE included a number of closing conditions. The Company completed the sale of the assets of KTVE Inc. on August 20, 1996. The Company anticipates recognizing in the quarter ended September 30, 1996, the gain, net of income taxes, and the estimated income taxes on the sale of KTVE of approximately $2.8 million and $2.8 million, respectively.

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


NOTE F--SUBSEQUENT EVENTS

On May 2, 1996, the Company filed a Registration Statement with the Securities and Exchange Commission (the "SEC") on Form S-1 to register the sale of 4,025,000 shares of Class B Common Stock, including an over-allotment option granted by the Company to the underwriters of such offering, subject to shareholder approval. Also on May 2, 1996, the Company filed a Registration Statement with the SEC on Form S-1 to register the sale of $150,000,000 Senior Subordinated Notes due in 2006. On May 13, July 9, and August 9, 1996, the Company filed amendments to such Registration Statements.

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

INTEREST EXPENSE. Interest expense increased $824,000, or 59.2%, from $1.4 million for the three months ended June 30, 1995 to $2.2 million for the three months ended June 30, 1996. This increase was attributable primarily to increased levels of debt resulting from the financing of the Augusta Acquisition.

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

On May 15, 1996, the Company entered into an agreement with GOCOM Television of Ouachita, L.P., to sell the assets of KTVE Inc. for approximately $9.5 million in cash plus the amount of the accounts receivable on the date of the closing. The Company completed the sale of the assets of KTVE Inc. on August 20, 1996. The Company anticipates recognizing in the quarter ended September 30, 1996, the gain, net of income taxes, and the income taxes resulting from the sale of KTVE of approximately $2.8 million and $2.8 million, respectively.

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



Date: September 9, 1996           By: /s/ Sabra H. Cowart
      -------------                   -------------------
                                      Sabra H. Cowart, Controller & CAO
                                      (Chief Accounting Officer)