Form 10-Q
period 1996-09-30
GRAY COMMUNICATIONS SYSTEMS INC /GA/
filed 1996-11-13
CIK 43196

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

    [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996.

                                     OR
    [  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM            TO            .
                               ---------      ---------

 COMMISSION FILE NUMBER 1-13796

                          GRAY COMMUNICATIONS SYSTEMS, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

           GEORGIA                                 58-0285030
  ------------------------------               -------------------
 (State or other jurisdiction of                (I.R.S. Employer
   incorporation or organization)              Identification Number)

                 126 N. WASHINGTON ST., ALBANY, GEORGIA    31701
                 -----------------------------------------------
                 (Address of principal executive offices)
                                 (Zip code)

                            (912) 888-9390
                ------------------------------------------------
             (Registrant's telephone number, including area code)

                               NOT APPLICABLE
                   -------------------------------------------
                    (Former name, former address and former
                   fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    YES  X   NO
                                          ---      ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.


   CLASS A COMMON STOCK, (NO PAR VALUE)        CLASS B COMMON STOCK, (NO PAR VALUE)
   -----------------------------------         ------------------------------------

   4,490,287 SHARES AS OF NOVEMBER 11, 1996    3,500,000 SHARES AS OF NOVEMBER 11, 1996
   ----------------------------------------    ----------------------------------------


INDEX

                                     GRAY COMMUNICATIONS SYSTEMS, INC.


PART I.   FINANCIAL INFORMATION
-------   ---------------------

Item 1.   Financial Statements

          Condensed consolidated balance sheets (unaudited) - December 31, 1995 and September 30, 1996

          Condensed consolidated statements of operations (unaudited)- Three months ended September 30, 1995 and 1996;
          Nine months ended September 30, 1995 and 1996

          Condensed consolidated statement of stockholders' equity (unaudited) - Nine months ended September 30, 1996

          Condensed consolidated statements of cash flows (unaudited) - Nine months ended September 30, 1995 and 1996

          Notes to condensed consolidated financial statements (unaudited) - September 30, 1996

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II.  OTHER INFORMATION
--------  ------------------

Item 2.   Changes in Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 6.   Exhibits and Reports on Form 8-K

SIGNATURES
-----------

PART I.   FINANCIAL INFORMATION
-------   ---------------------

ITEM 1.   FINANCIAL STATEMENTS


                       GRAY COMMUNICATIONS SYSTEMS, INC.
          CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                                   December 31,             September 30,
                                                                       1995                     1996
                                                                  ---------------         ----------------
CURRENT ASSETS
  Cash and cash equivalents                                         $    559,991            $   5,572,930
  Trade accounts receivable less
     allowance for doubtful accounts of
     $450,000 and $1,207,000, respectively                             9,560,274               14,281,376
  Recoverable income taxes                                             1,347,007                2,102,021
  Inventories                                                            553,032                  448,254
  Current portion of program broadcast rights                          1,153,058                2,831,306
  Other current assets                                                   263,600                  799,074
                                                                    ------------            -------------
                                                                      13,436,962               26,034,961

PROPERTY AND EQUIPMENT                                                37,618,893               53,335,690
  Less allowance for depreciation                                    (20,601,819)             (17,634,774)
                                                                    ------------            -------------
                                                                      17,017,074               35,700,916

OTHER ASSETS
  Deferred acquisition costs (includes $910,000
     to Bull Run Corporation at
     December 31, 1995 (Note D)                                        3,330,481                      -0-
  Deferred loan costs (Note D)                                         1,232,261                8,134,479
  Goodwill and other intangibles (Note D)                             42,004,050              229,779,583
  Other                                                                1,219,650                2,146,933
                                                                    ------------            -------------
                                                                      47,786,442              240,060,995
                                                                    ------------            -------------

                                                                    $ 78,240,478            $ 301,796,872
                                                                    ------------            -------------
                                                                    ------------            -------------

                                                                  December 31,             September 30,
                                                                      1995                      1996
                                                                 ---------------          ---------------
CURRENT LIABILITIES
  Trade accounts payable (includes $670,000 and
     $1,150,000 payable to Bull Run Corporation
     at December 31, 1995 and September 30, 1996,
     respectively)                                                  $  3,752,742            $   3,153,478
  Accrued expenses                                                     5,839,007                8,198,264
  Current portion of program broadcast obligations                     1,205,784                3,413,619
  Current portion of long-term debt                                    2,861,672                      -0-
                                                                    ------------            -------------
                                                                      13,659,205               14,765,361


LONG-TERM DEBT (Notes D and F )                                       51,462,645              181,517,143

NON-CURRENT LIABILITIES                                                4,133,030                7,772,226

STOCKHOLDERS' EQUITY (Notes B, D, and E)
  Serial Preferred Stock, no par value;
     authorized 20,000,000 shares;
     issued -0- and 2,000
     shares, respectively                                                    -0-               20,000,000
  Class A Common Stock, no par value;
     authorized 15,000,000 shares;
     issued 5,082,756 and 5,133,552
     shares, respectively                                              6,795,976                7,684,884
  Class B Common Stock, no par value;
     authorized 15,000,000 shares;
     issued -0- and 3,500,000
     shares, respectively                                                    -0-               66,572,996
  Retained earnings                                                    8,827,906               10,122,546
                                                                    ------------            -------------
                                                                      15,623,882              104,380,426


  Treasury stock, 663,180 shares at cost                              (6,638,284)              (6,638,284)
                                                                    ------------            -------------
                                                                       8,985,598               97,742,142
                                                                    ------------            -------------
                                                                    $ 78,240,478            $ 301,796,872
                                                                    ------------            -------------
                                                                    ------------            -------------

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                       GRAY COMMUNICATIONS SYSTEMS, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                   THREE MONTHS ENDED            NINE MONTHS ENDED
                                                      SEPTEMBER 30                  SEPTEMBER 30
                                                 --------------------------     -----------------------
                                                     1995           1996           1995          1996
                                                 ------------    ----------     ----------    ---------
OPERATING REVENUES
     Broadcasting
       (net of agency commissions)               $ 8,288,572    $11,138,477    $26,549,512   $35,390,378
     Publishing                                    5,537,591      5,560,098     15,583,705    16,821,890
                                                 -----------    -----------    -----------   ------------
                                                  13,826,163     16,698,575     42,133,217    52,212,268
EXPENSES
     Broadcasting                                  5,583,100      6,962,763     16,992,611    21,380,963
     Publishing                                    4,981,782      4,220,553     13,571,643    13,413,304
     Corporate and administrative                    386,614        863,479      1,398,638     2,434,285
     Depreciation and amortization                   987,379      1,511,081      2,809,079     4,411,805
     Non-cash compensation paid in
        Class A Common Stock (Note B)                580,312        760,000      1,396,786       880,000
                                                 -----------    -----------    -----------   ------------
                                                  12,519,187     14,317,876     36,168,757    42,520,357
                                                 -----------    -----------    -----------   ------------
                                                   1,306,976      2,380,699      5,964,460     9,691,911
Miscellaneous income                                  48,727      5,608,537        117,241     5,689,898
                                                 -----------    -----------    -----------   ------------
                                                   1,355,703      7,989,236      6,081,701    15,381,809
Interest expense                                   1,352,232      2,212,700      4,120,419     6,657,578
                                                 -----------    -----------    -----------   ------------
     INCOME BEFORE INCOME TAXES                       3,471       5,776,536      1,961,282     8,724,231
Income tax expense (benefit)                        (12,000)      2,830,000        764,000     3,976,000
                                                 -----------    -----------    -----------   ------------
     NET INCOME BEFORE EXTRAORDINARY
     CHARGE                                           15,471      2,946,536      1,197,282     4,748,231
Extraordinary Charge on Extinguishment of
  Debt (Note F)                                          -0-      3,158,960            -0-     3,158,960
                                                 -----------    -----------    -----------   ------------
     NET INCOME (LOSS)                                15,471       (212,424)     1,197,282     1,589,271
Preferred Dividends                                      -0-         26,849            -0-        26,849
                                                 -----------    -----------    -----------   ------------
     NET INCOME (LOSS) AVAILABLE TO
     COMMON STOCKHOLDERS                         $    15,471    $  (239,273)   $ 1,197,282   $ 1,562,422
                                                 -----------    -----------    -----------   ------------
                                                 -----------    -----------    -----------   ------------

AVERAGE OUTSTANDING COMMON SHARES
     Primary                                       4,504,336      4,734,574      4,408,041     4,772,212
     Fully Diluted                                 4,529,035      4,734,574      4,438,995     4,796,449

PRIMARY EARNINGS (LOSS) PER SHARE
     Income before  extraordinary charge
       available to common stockholders          $      0.00    $      0.62    $      0.27   $      0.99
     Extraordinary charge                               0.00          (0.67)         (0.00)        (0.66)
                                                 ------------   ------------   ------------  ------------
     Net income (loss) available to
      common stockholders                        $     0.00     $    (0.05)    $     0.27    $      0.33
                                                 ------------   ------------   ------------  ------------
                                                 ------------   ------------   ------------  ------------
FULLY DILUTED EARNINGS (LOSS) PER SHARE
     Income before extraordinary charge
       available to common stockholders          $      0.00    $      0.62    $      0.27   $      0.99
     Extraordinary charge                               0.00          (0.67)          0.00         (0.66)
                                                 -----------    -----------    -----------   ------------
     Net income (loss) available to
       common stockholders                       $      0.00    $     (0.05)   $      0.27   $      0.33
                                                 -----------    -----------    -----------   ------------
                                                 -----------    -----------    -----------   ------------

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                       GRAY COMMUNICATIONS SYSTEMS, INC.
          CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

                                  Preferred              Class A                      Class B
                                   Stock               Common Stock                Common Stock             Retained
                                   Amount         Shares         Amount        Shares         Amount        Earnings
                                   ------         ------         ------        ------         ------        --------
Balance at December 31,          $         0   5,082,756       $ 6,795,976           0      $         0   $ 8,827,906
1995

Net income for the nine
months ended September 30,                                                                                  1,589,271
1996

Cash Dividends ($.06 per                                                                                     (267,782)
share)

Preferred stock dividends                                                                                     (26,849)

Issuance of common stock
warrants (Notes D and E)                                         2,600,000

Income tax benefits
relating to stock plans                                             62,000

Issuance of series A
preferred stock in exchange
for subordinated notes -
1,000 shares (Notes D and E)      10,000,000                    (2,383,333)

Issuance of series B
preferred stock - 1,000
shares (Notes D and E)            10,000,000


Issuance of Class A
common stock:
 401(k) plan                                      10,296           207,492
 Directors stock plan                             22,500           228,749
 Non-qualified stock plan                         18,000           174,000


Issuance of Class B common
 stock, net of expenses
 (Notes D and E)                                                             3,500,000       66,572,996
                                 ------------------------------------------------------------------------------------
Balance at September 30, 1996    $20,000,000   5,133,552       $ 7,684,884   3,500,000      $66,572,996   $10,122,546
                                 ------------------------------------------------------------------------------------
                                 ------------------------------------------------------------------------------------



                                        Treasury Stock
                                   Shares         Amount        Total
                                   -------      ---------      ------
Balance at December 31,         $   (663,180)   (6,638,284)   8,985,598
1995

Net income for the nine
months ended September 30,                                    1,589,271
1996

Cash Dividends ($.06 per                                       (267,782)
share)

Preferred stock dividends                                       (26,849)

Issuance of common stock
  warrants (Notes D and E)                                    2,600,000


Income tax benefits
relating to stock plans                                          62,000

Issuance of series A
preferred stock in exchange
for subordinated notes -
1,000 shares (Notes D and E)                                  7,616,667


Issuance of series B
preferred stock - 1,000
shares (Notes D and E)                                       10,000,000


Issuance of Class A
common stock:
  401(k) plan                                                   207,492
  Directors stock plan                                          228,749
  Non-qualified stock plan                                      174,000

Issuance of Class B common
 stock, net of expenses
 (Notes D and E)                                             66,572,996
                               -----------------------------------------
Balance at September 30, 1996   (663,180)    $(6,638,284)   $97,742,142
                               -----------------------------------------
                               -----------------------------------------

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                       GRAY COMMUNICATIONS SYSTEMS, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                          NINE  MONTHS ENDED SEPTEMBER 30
                                                      -----------------------------------------
                                                             1995                       1996
                                                            -----                      -----
OPERATING ACTIVITIES
Net income                                             $   1,197,282                $   1,589,271
  Items which did not use (provide) cash:
   Depreciation                                            1,926,479                    2,463,335
   Amortization of intangible assets                         882,600                    1,948,470
   Amortization of program broadcast rights                1,212,199                    1,924,653
   Amortization of original issue discount on
      subordinated note                                          -0-                      216,667
   Amortization of deferred interest rate swap
      settlement liability                                       -0-                       23,299
   Write-off of loan acquisition costs from
      early extinguishment of debt                               -0-                    1,818,840
   Gain on disposition of television station                     -0-                   (5,673,193)
   Payments for program broadcast rights                  (1,340,742)                  (1,988,435)
   Income tax benefit relating to stock plan                     -0-                       62,000
   Compensation paid in Class A common
      stock                                                1,396,786                      880,000
   Supplemental employee benefits                           (232,807)                    (282,675)
   Class A common stock contributed to 401(k) Plan           233,113                      207,492
   Deferred income taxes                                     371,000                     (460,501)
   Loss on disposal of assets                                  1,652                      191,338
   Changes in operating assets and liabilities:
      Receivables, inventories, and
       other current assets                                   40,441                      552,015
      Accounts payable and other
       current liabilities                                (1,112,533)                  (1,399,350)
                                                        ------------                -------------
        NET CASH PROVIDED BY OPERATING
                            ACTIVITIES                     4,575,470                    2,073,226

INVESTING ACTIVITIES
  Acquisition of newspaper business                       (2,076,041)                         -0-
  Acquisition of television businesses                           -0-                 (210,727,757)
  Disposition of television business                             -0-                    9,482,568
  Purchases of property and equipment                     (2,534,437)                  (1,627,576)
  Deferred acquisition costs                              (2,190,398)                         -0-
  Proceeds from asset sales                                    3,042                      116,222
  Other                                                     (346,258)                     (78,940)
                                                        ------------                -------------
        NET CASH USED IN INVESTING
                        ACTIVITIES                        (7,144,092)                (202,835,483)

                       GRAY COMMUNICATIONS SYSTEMS, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
          (CONTINUED)

                                                         NINE  MONTHS ENDED SEPTEMBER 30
                                                        ----------------------------------
                                                           1995                   1996
                                                         ------------        ------------
FINANCING ACTIVITIES
  Dividends paid to common stockholders                      (259,955)           (267,782)
  Class A common stock transactions                            76,250             402,749
  Proceeds from equity offering -
     Class B Common Stock, net of expenses                        -0-          66,572,996
  Proceeds from issuance of Series B preferred stock              -0-          10,000,000
  Proceeds from settlement of interest rate swap                  -0-             215,000
  Proceeds from borrowings of long-term debt                2,950,000         232,678,310
  Proceeds from borrowings of short-term debt               1,200,000                 -0-
  Payments on long-term debt                               (1,606,497)       (100,285,486)
  Loan acquisition costs                                          -0-          (3,334,479)
  Other                                                       (73,398)           (206,112)
                                                         ------------        ------------
                NET CASH PROVIDED BY FINANCING
                                    ACTIVITIES              2,286,400         205,775,196
                                                         ------------        ------------

INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                           (282,222)          5,012,939
  Cash and cash equivalents at beginning of period            558,520             559,991
                                                         ------------        ------------
                     CASH AND CASH EQUIVALENTS
                              AT END OF PERIOD           $    276,298        $  5,572,930
                                                         ------------        ------------
                                                         ------------        ------------


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                       GRAY COMMUNICATIONS SYSTEMS, INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Gray Communications Systems, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K/A-2 for the year ended December 31, 1995.

Certain amounts in the accompanying unaudited condensed consolidated financial statements have been reclassified to conform to the 1996 format.

NOTE B--EMPLOYMENT AGREEMENTS

During the quarter ended March 31, 1995, the Company awarded 150,000 shares of its Class A Common Stock to its former president and chief executive officer under his employment agreement. Compensation expense of approximately $520,000 and $1.2 million was recognized for these awards in the three months and nine months ended September 30, 1995, respectively.

The Company had an employment agreement with its former president, Ralph W. Gabbard, which provided for an award of 122,034 shares of Class A Common Stock if his employment with the Company continued until September 1999. Mr. Gabbard died unexpectedly on September 10, 1996. The Company awarded these shares to the estate of Mr. Gabbard. Approximately $60,000 and $760,000 of expense was recognized in the three months ended September 30, 1995 and 1996, respectively and $180,000 and $880,000 was recognized in the nine months ended September 30, 1995 and 1996, respectively.

NOTE C--BUSINESS DISPOSITIONS

The Company sold the assets of KTVE Inc. (the "KTVE Sale"), its NBC-affiliated television station, in Monroe, Louisiana/El Dorado, Arkansas to GOCOM Television of Ouachita, L.P. on August 20, 1996. The sales price included $9.5 million in cash plus the amount of the accounts receivable on the date of closing (approximately $870,000) to the extent collected by the buyer, to be paid to the Company 150 days following the date of closing. The Company recognized a pre-tax gain of approximately $5.7 million and estimated income taxes of approximately $2.8 million.

NOTE D--BUSINESS ACQUISITIONS

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

1996 ACQUISITIONS

On September 30, 1996, the Company purchased from First American Media, Inc. substantially all of the assets used in the operation of two CBS-affiliated television stations, WCTV-TV ("WCTV") serving Tallahassee, Florida/Thomasville, Georgia and WKXT-TV ("WKXT") in Knoxville, Tennessee, as well as those assets used in the operations of a satellite production services business and a communications and paging business (the "First American Acquisition"). The purchase price of

                       GRAY COMMUNICATIONS SYSTEMS, INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

NOTE D--BUSINESS ACQUISITIONS (CONTINUED)

1996 ACQUISITIONS (CONTINUED)

approximately $182.8 million consisted of $175.5 million cash and the assumption of approximately $7.3 million of liabilities. Based on the preliminary allocation of the purchase price, the excess of the purchase price over the fair value of net tangible assets acquired was approximately $159.4 million. The Company's Board of Directors has agreed to pay Bull Run Corporation ("Bull Run"), a principal stockholder of the Company, a fee of $1.4 million for services performed in connection with this acquisition and the applicable financing thereof. At September 30, 1996 approximately $1.2 million of this fee is included in accounts payable. The First American Acquisition was recorded on September 30, 1996 and the results of operations from this acquisition will be included in the Company's financial statements beginning October 1, 1996.

The First American Acquisition was funded with a portion of the following: net proceeds of $66.6 million from the sale of 3,500,000 shares of the Company's Class B Common Stock; net proceeds of $155.2 million from the sale of $160 million principal amount of the Company's 10 5/8% Senior Subordinated Notes due 2006; $16.9 million drawn down under a senior credit facility (the "Senior Credit Facility") with KeyBank National Association, NationsBank, N.A. (South), CIBC, Inc., CoreStates Bank, N.A., and the Bank of New York; and $10 million net proceeds from the sale of 1,000 shares of the Company's Series B Preferred Stock and warrants to purchase 500,000 shares of the Company's Class A Common Stock at $24 per share. The shares of Series B Preferred Stock were issued to Bull Run and to J. Mack Robinson, Chairman of the Board of Bull Run and Interim President of the Company, and certain of his affiliates. The Robinson-Humphrey Company, Inc. provided an opinion as to the fairness of the terms of the sale of such Series B Preferred Stock and warrants. (See Notes E and F).

In the Federal Communications Commission's (the "FCC") approval of the First American Media Acquisition, the FCC requires the Company to divest itself of WALB-TV ("WALB") in Albany, Georgia and WJHG-TV ("WJHG") in Panama City, Florida by March 31, 1997. Divestiture may not be required if the FCC revises its rules on common ownership of television stations with overlapping signals. The FCC is not expected to complete its reexamination of the rules prior to March 31, 1997. In order to satisfy applicable FCC requirements, the Company, subject to FCC approval, intends to swap such assets for assets of one or more television stations of comparable value and with comparable broadcast cash flow in a transaction qualifying for deferred capital gains treatment under the "like-kind exchange" provision of Section 1031 of the Internal Revenue Code of 1986 (the "Code"). If the Company is unable to effect such a swap on satisfactory terms within the time period granted by the FCC, the Company may request an extension of the divestiture deadline or alternatively, transfer such assets to a trust with a view towards the trustee effecting a swap or sale of such assets. Any such trust arrangement would be subject to the approval of the FCC.

Condensed balance sheets of WALB and WJHG are as follows (in thousands):

                                                 SEPTEMBER 30, 1996
                                                 --------------------
                                                   WALB         WJHG
                                                -------       --------
Current assets . . . . . . . . . . . . . . .  $   1,875       $    926
Property and equipment . . . . . . . . . . .      1,647            995
Other assets . . . . . . . . . . . . . . . .        126              4
                                              ---------       --------
Total assets . . . . . . . . . . . . . . . .  $   3,648       $  1,925
                                              ---------       --------
                                              ---------       --------

Current liabilities. . . . . . . . . . . . .  $   2,404       $    794
Other liabilities. . . . . . . . . . . . . .        273              0
Stockholder's equity . . . . . . . . . . . .        971          1,131
                                              ---------       --------
Total liabilities and stockholder's equity .   $  3,648       $  1,925
                                              ---------       --------
                                              ---------       --------

                       GRAY COMMUNICATIONS SYSTEMS, INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

NOTE D--BUSINESS ACQUISITIONS (CONTINUED)

1996 ACQUISITIONS (CONTINUED)

Condensed income statement data of  WALB is as follows (in thousands):




                                                                              THREE MONTHS                        NINE MONTHS
                                                                            ENDED SEPTEMBER 30,                 ENDED SEPTEMBER 30,
                                                                            1995          1996                 1995           1996
                                                                        -----------------------             -----------------------
Broadcasting revenues. . . . . . . . . . . . . . . . . . . . . .        $  2,260       $  2,541             $  6,975       $  7,639
Expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,151          1,248                3,507          3,688
                                                                         -------        -------              -------         ------
Operating income . . . . . . . . . . . . . . . . . . . . . . . .           1,109          1,293                3,468          3,951
Other income . . . . . . . . . . . . . . . . . . . . . . . . . .               4            -0-                   13              9
                                                                         -------        -------              -------         ------

Income before income taxes . . . . . . . . . . . . . . . . . . .           1,113          1,293                3,481          3,960
                                                                         -------        -------              -------         ------
                                                                         -------        -------              -------         ------

Net income . . . . . . . . . . . . . . . . . . . . . . . . . . .        $    690       $    802             $  2,158       $  2,456
                                                                         -------        -------              -------         ------
                                                                         -------        -------              -------         ------

Condensed income statement data of WJHG is as follows (in thousands):




                                                                               THREE MONTHS                       NINE MONTHS
                                                                             ENDED SEPTEMBER 30,               ENDED SEPTEMBER 30,
                                                                             1995          1996                1995           1996
                                                                        -------------------------           -----------------------
Broadcasting revenues. . . . . . . . . . . . . . . . . . . . . .        $    892        $ 1,362             $  2,718        $ 3,771
Expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . .             847            996                2,537          2,929
                                                                         -------        -------              -------         ------
Operating income . . . . . . . . . . . . . . . . . . . . . . . .              45            366                  181            842
Other income . . . . . . . . . . . . . . . . . . . . . . . . . .              14            -0-                   45             16
                                                                         -------        -------              -------         ------

Income before income taxes . . . . . . . . . . . . . . . . . . .              59            366                  226            858
                                                                         -------        -------              -------         ------
                                                                         -------        -------              -------         ------
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . .        $     37        $   227             $    140        $   532
                                                                         -------        -------              -------         ------
                                                                         -------        -------              -------         ------

On January 4, 1996, the Company purchased substantially all of the assets of WRDW-TV, a CBS television affiliate serving the Augusta, Georgia television
market (the "Augusta Acquisition").   The purchase price of approximately
$35.9 million, excluding assumed liabilities of approximately $1.3 million, was financed primarily through long-term borrowings. The assets acquired consisted of office equipment and broadcasting operations located in North Augusta, South Carolina. Based on the allocation of the purchase price, the excess of the purchase price over the fair value of net tangible assets acquired was approximately $32.5 million. In connection with the Augusta Acquisition, the Company's Board of Directors approved the payment of a $360,000 fee to Bull Run.

                       GRAY COMMUNICATIONS SYSTEMS, INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

NOTE D--BUSINESS ACQUISITIONS (CONTINUED)

1996 ACQUISITION (CONTINUED)

Funds for the Augusta Acquisition were obtained from the modification of the Company's existing bank debt on January 4, 1996 to a variable rate reducing revolving credit facility (the "Old Credit Facility") and the sale to Bull Run of an 8% subordinated note due January 3, 2005 in the principal amount of $10.0 million (the "8% Note"). In connection with the sale of the 8% Note, the Company also issued warrants to Bull Run to purchase 487,500 shares of Class A Common Stock at $17.88 per share, 300,000 shares of which are currently vested, with the remainder vesting in five equal annual installments commencing in 1997. The Old Credit Facility provided for a credit line up to $54.2 million. This transaction also required a modification of the interest rate of the Company's $25.0 million senior secured note with an institutional investor (the "Senior Note") from 10.08% to 10.7%. (See Notes E and F).

Unaudited pro forma statements of operations for the three months and nine months ended September 30, 1995 and 1996, are presented below and assume that the Augusta Acquisition, the First American Acquisition, and the KTVE Sale occurred on January 1, 1995. The unaudited pro forma statements of operations exclude a gain before income taxes of approximately $5.7 million and estimated income taxes of $2.8 million from the KTVE Sale.

These pro forma unaudited statements of operations do not purport to represent the Company's actual results of operations had the Augusta Acquisition, the First American Acquisition, and the KTVE Sale occurred on January 1, 1995, and should not serve as a forecast of the Company's operating results for any future periods. The pro forma adjustments are based solely upon certain assumptions that management believes are reasonable under the circumstances at this time. Subsequent adjustments are expected upon final determination of the allocation of the purchase price. Unaudited pro forma statements of operations for the three months and nine months ended September 30, 1995 and 1996 are as follows (in thousands, except per share data):


                                                                    THREE MONTHS                NINE MONTHS
                                                                 ENDED SEPTEMBER 30,          ENDED SEPTEMBER 30,
                                                                1995            1996           1995         1996
                                                             -----------------------        ------------------------
Operating revenues:
Broadcasting (less agency commissions) . . . . . . . .        $ 14,971       $ 16,291        $ 46,407       $ 49,585
Publishing . . . . . . . . . . . . . . . . . . . . . .           5,538          5,560          15,584         16,822
Paging . . . . . . . . . . . . . . . . . . . . . . . .           1,300          1,296           3,723          4,040
                                                               -------        -------         -------         ------
                                                                21,809         23,147          65,714         70,447
Operating expenses:
Broadcasting . . . . . . . . . . . . . . . . . . . . .           9,017          9,236          27,063         27,587
Publishing . . . . . . . . . . . . . . . . . . . . . .           4,982          4,220          13,572         13,413
Paging . . . . . . . . . . . . . . . . . . . . . . . .             819            930           2,302          2,754
Corporate and administrative . . . . . . . . . . . . .             387            863           1,399          2,434
Depreciation . . . . . . . . . . . . . . . . . . . . .           1,784          1,609           4,367          4,743
Amortization of intangible assets. . . . . . . . . . .           1,159          1,630           4,362          4,737
Non-cash compensation paid in Class A
 common stock. . . . . . . . . . . . . . . . . . . . .             580            760           1,397            880
                                                                -------        -------        -------         ------
                                                                18,728         19,248          54,462         56,548

Operating income . . . . . . . . . . . . . . . . . . .           3,081          3,899          11,252         13,899


                        GRAY COMMUNICATIONS SYSTEMS, INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

NOTE D--BUSINESS ACQUISITIONS (CONTINUED)

1996 ACQUISITION (CONTINUED)



                                                                                THREE MONTHS                     NINE MONTHS
                                                                              ENDED SEPTEMBER 30,            ENDED SEPTEMBER 30,
                                                                             1995              1996          1995        1996
                                                                          ---------------------------     ------------------------
Miscellaneous (income) expense, net. . . . . . . . . . . . . . .                  99               20             79          (72)
Interest expense . . . . . . . . . . . . . . . . . . . . . . . .               5,010            5,015         14,995       15,052
                                                                          ----------       ----------      ---------    ---------
Pro forma loss before income taxes . . . . . . . . . . . . . . .              (2,028)          (1,136)        (3,822)      (1,081)
Income tax benefit . . . . . . . . . . . . . . . . . . . . . . .                (684)            (380)        (1,293)        (344)
                                                                          ----------       ----------      ---------    ---------

Pro forma net loss . . . . . . . . . . . . . . . . . . . . . . .          $   (1,344)      $     (756)     $  (2,529)   $    (737)
                                                                          ----------       ----------      ---------    ---------
                                                                          ----------       ----------      ---------    ---------
Pro forma net loss available to common
  stockholders . . . . . . . . . . . . . . . . . . . . . . . . .          $   (1,694)      $   (1,106)     $  (3,579)   $  (1,787)
                                                                          ----------       ----------      ---------    ---------
                                                                          ----------       ----------      ---------    ---------
Pro forma average shares outstanding . . . . . . . . . . . . . .               7,743            7,968          7,731        7,959
                                                                          ----------       ----------      ---------    ---------
Pro forma loss per share . . . . . . . . . . . . . . . . . . . .          $    (0.22)      $    (0.14)     $   (0.46)    $  (0.22)
                                                                          ----------       ----------      ---------    ---------
                                                                          ----------       ----------      ---------    ---------

1995 ACQUISITION

On January 6, 1995, the Company purchased substantially all of the assets of the Gwinnett Post-Tribune and assumed certain liabilities (the "Gwinnett Acquisition"). The assets consisted of office equipment and publishing operations located in Lawrenceville, Georgia. The purchase price of $3.7 million, including assumed liabilities of approximately $370,000, was paid by approximately $1.2 million in cash (financed through long-term borrowings and cash from operations), the issuance of 44,117 shares of Class A Common Stock (having fair value of $500,000), and $1.5 million payable to the sellers pursuant to non-compete agreements. The excess of the purchase price over the
fair value of net tangible assets acquired was approximately $3.4 million.    In
connection with the Gwinnett Acquisition the Company's Board of Directors approved the payment of a $75,000 fee to Bull Run.

                       GRAY COMMUNICATIONS SYSTEMS, INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

NOTE E--STOCKHOLDERS' EQUITY (CONTINUED)

The Company amended its Articles of Incorporation to increase to 50,000,000 the number of shares of all classes of stock which the Company has the authority to issue, of which, 15,000,000 shares are designated Class A Common Stock, 15,000,000 shares are designated Class B Common Stock, and 20,000,000 shares are designated "blank check" preferred stock for which the Board of Directors has the authority to determine the rights, powers, limitations and restrictions. The rights of the Company's Class A Common Stock and Class B Common Stock are identical, except that the Class A Common Stock has 10 votes per share and the Class B Common Stock has one vote per share. The Class A and Class B Common Stock receive cash dividends on an equal per share basis. In September 1996, the Company issued 1,000 shares each of Series A and Series B Preferred Stock relating to the financing arrangements for the First American Acquisition.

A portion of the funds for the Augusta Acquisition were obtained from the 8% Note, which included the issuance of detachable warrants to Bull Run to purchase 487,500 shares of Class A Common Stock at $17.88 per share, 300,000 shares of which are currently vested, with the remainder vesting in five equal annual installments commencing in 1997. Approximately $2.6 million of the $10.0 million of proceeds from the 8% Note was allocated to the warrants and increased Class A Common Stock. This allocation of the proceeds was based on an estimate of the relative fair values of the 8% Note and the warrants on the date of issuance. The Company amortized the original issue discount on a ratable basis in accordance with the original terms of the 8% Note through September 30, 1996. During the three months and nine months ended September 30, 1996, the Company recognized approximately $72,000 and $217,000, respectively in amortization costs for the $2.6 million original issue discount.

In September 1996, the Company exchanged the 8% Note with Bull Run for 1,000 shares of liquidation preference Series A Preferred Stock yielding 8%. The warrants issued with the 8% Note will vest in accordance with their original schedule provided the Series A Preferred Stock remains outstanding. The holder of the Series A Preferred Stock will receive cash dividends at an annual rate of $800 per share. The liquidation or redemption price of the Series A Preferred Stock is $10,000 per share.

As part of the financing for the First American Acquisition, the Company also issued 1,000 shares of Series B Preferred Stock, with warrants to purchase an aggregate of 500,000 shares of Class A Common Stock at an exercise price of $24.00 per share. Of these warrants 300,000 vested upon issuance, with the remaining warrants vesting in five equal annual installments commencing on the first anniversary of the date of issuance. The shares of Series B Preferred Stock were issued to Bull Run and to J. Mack Robinson, Chairman of the Board of Bull Run and Interim President of the Company, and certain of his affiliates. The Company has obtained a written opinion from The Robinson-Humphrey Company, Inc. as to the fairness of the terms of the sale of such Series B Preferred Stock and warrants. The holders of the Series B Preferred Stock will receive dividends at an annual rate of $600 per share, except the Company at its option may pay these dividends in cash or in additional shares. The liquidation or redemption price of the Series B Preferred Stock is $10,000 per share.

On September 24, 1996, the Company issued 3,500,000 shares of its Class B Common Stock at a price of $20.50 per share in a public offering. The net proceeds from this issuance of Class B Common Stock was used in the financing of the First American Acquisition.

NOTE F--LONG-TERM DEBT

On September 20, 1996, the Company sold $160.0 million principal amount of the Company's 10 5/8% Senior Subordinated Notes (the "Senior Subordinated Notes") due 2006. The net proceeds of $155.2 million from this offering, along with the net proceeds from (i) the KTVE Sale, (ii) the issuance of Class B Common Stock,
(iii) the issuance of Series B Preferred Stock and (iv) borrowings under the Senior Credit Facility, were used in financing the First American Acquisition as well as the early retirement of the Senior Note and the Old Credit Facility. Interest on the Senior Subordinated Notes is payable semi-annually on April 1 and October 1, commencing April 1, 1997.

In the quarter ended September 30, 1996, the Company recorded an extraordinary charge of $5.3 million ($3.2 million after taxes or $0.67 and $0.66 per share for the quarter and nine months ended September 30, 1996, respectively.) in connection with the early retirement of the Senior Note and the Old Credit Facility and the write-off of related unamortized loan acquisition costs resulting from their early extinguishment.

In September 1996, the Company entered into a $125.0 million senior credit facility with KeyBank National Association, NationsBank, N.A. (South), CIBC, Inc., CoreStates Bank, N.A., and the Bank of New York. At September 30,
1996, the Company had approximately $20.8 million outstanding on the Senior
Credit Facility.   At September 30, 1996, the Company's interest rate for the
Senior Credit Facility was 8.5%, based on a spread over LIBOR and/or Prime, of 2.50% and 0.25%, respectively.

The Company entered into an interest rate swap agreement (the "Interest Swap") on June 2, 1995, to effectively convert a portion of its floating rate debt under the Old Credit Facility to a fixed rate basis. The Interest Swap was effective for five years. Approximately $25.0 million of the Company's outstanding long-term debt was subject to this Interest Swap. Effective May 14, 1996, the Company received $215,000 as settlement of this Interest Swap, which will be reflected as a reduction of interest expense over the remaining life of the original five-year interest rate swap agreement term.

Upon termination of the five-year Interest Swap, the Company entered into an interest rate cap agreement (the "Interest Cap") on May 16, 1996, which expired on September 6, 1996. Approximately $25.0 million of the Company's
outstanding long-term debt was subject to this Interest Cap.   This Interest
Cap served to cap the base rate of the Company's Old Credit Facility at 7%. Upon the expiration of the Interest Cap on September 6, 1996, the Company did not enter into any other hedges.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS OF THE COMPANY

INTRODUCTION

The Company derives its revenues from its television broadcasting and publishing operations. As a result of the Augusta Acquisition, which was completed in January 1996, and the acquisition of WKYT-TV and WYMT-TV in September 1994, the proportion of the Company's revenues derived from television broadcasting has increased and is expected to continue to increase as a result of the First American Acquisition, which was completed on September 30, 1996. The First American Acquisition results of operations will be included in the Company's financial statements beginning October 1, 1996. As a result of the higher operating margins associated with the Company's television broadcasting operations, the profit contribution of these operations as a percentage of revenues has exceeded, and is expected to continue to exceed, the profit contribution of the Company's publishing operations. Set forth below, for the periods indicated, is certain information concerning the relative contributions of the Company's television broadcasting and publishing operations.



                                                 THREE MONTHS ENDED SEPTEMBER 30,
                                          ---------------------------------------------------------------
                                                      1995                            1996
                                          ----------------------------    -------------------------------

                                                           PERCENT OF                          PERCENT OF
                                           AMOUNT            TOTAL           AMOUNT             TOTAL
                                          -----------     ------------    ------------       ------------
                                                                (DOLLARS IN THOUSANDS)
TELEVISION BROADCASTING
Revenues                                $  8,288.6           60.0%         $ 11,138.5            66.7%
Operating income (1)                       1,940.9           87.2             3,153.9            78.5

PUBLISHING
Revenues                                $  5,537.6           40.0%         $  5,560.1            33.3%
Operating income (1)                         284.3           12.8               863.1            21.5



                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                         -----------------------------------------------------------------
                                                      1995                            1996
                                          ----------------------------    -------------------------------

                                                           PERCENT OF                          PERCENT OF
                                           AMOUNT            TOTAL           AMOUNT              TOTAL
                                          -----------     ------------    ------------       ------------
                                                               (DOLLARS IN THOUSANDS)
TELEVISION BROADCASTING
Revenues                                $ 26,549.5           63.0%         $ 35,390.4            67.8%
Operating income (1)                       7,357.0           85.4            10,911.2            83.6

PUBLISHING
Revenues                                $ 15,583.7           37.0%         $ 16,821.9            32.2%
Operating income (1)                       1,256.5           14.6             2,135.8            16.4


(1)  Excludes any allocation of corporate and administrative expenses.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS OF THE COMPANY (CONTINUED)

TELEVISION BROADCASTING

Set forth below are the principal types of broadcasting revenues earned by the Company's television stations for the periods indicated and the percentage contribution of each to total Company revenues:






                                                            THREE MONTHS ENDED SEPTEMBER 30,
                                          ------------------------------------------------------------
                                                      1995                            1996
                                          -----------------------------   ----------------------------
                                                          PERCENT OF                     PERCENT OF
                                                            TOTAL                          TOTAL
                                                           COMPANY                        COMPANY
                                            AMOUNT         REVENUES       AMOUNT          REVENUES
                                         ------------     -----------   -----------    ---------------
                                                                (DOLLARS IN THOUSANDS)
NET REVENUES:
  Local                                    $ 4,752.5           34.4%     $ 5,906.0          35.4%
  National                                   2,517.8           18.2        3,183.0          19.1
  Network compensation                         640.8            4.6          770.0           4.6
  Political                                    160.1            1.2          907.1           5.4
  Production and other                         217.4            1.6          372.4           2.2
                                          ----------          ------     --------         -----
                                           $ 8,288.6           60.0%     $11,138.5          66.7%
                                           ---------          ------     ---------         -----
                                           ---------          ------     ---------         -----


                                                            NINE MONTHS ENDED SEPTEMBER 30,
                                         -------------------------------------------------------------
                                                      1995                            1996
                                          -----------------------------   ----------------------------
                                                          PERCENT OF                     PERCENT OF
                                                           TOTAL                          TOTAL
                                                          COMPANY                         COMPANY
                                          AMOUNT          REVENUES       AMOUNT           REVENUES
                                        ------------     -----------   -----------    ---------------
                                                                (DOLLARS IN THOUSANDS)
NET REVENUES:
  Local                                    $15,047.1           35.7%     $19,651.3         37.6%
  National                                   8,015.2           19.0       10,150.9         19.5
  Network compensation                       1,888.0            4.5        2,531.0          4.9
  Political                                    598.0            1.4        1,693.4          3.2
  Production and other                       1,001.2            2.4        1,363.8          2.6
                                           ---------          ------     ---------         -----

                                           $26,549.5           63.0%     $35,390.4         67.8%
                                           ---------          ------     ---------         -----
                                           ---------          ------     ---------         -----


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

Most broadcast advertising contracts are short-term, and generally run only for a few weeks. The Company estimates that approximately 53.8% and 55.9% of the gross revenues of the Company's television stations for the three months and nine months ended September 30, 1996, respectively were generated from local advertising which is sold by a station's sales staff directly to local accounts, and the remainder primarily represents national advertising, which is sold by a station's national advertising representative. The stations generally pay commissions to advertising agencies on local, regional and national advertising and the stations also pay commissions to the national sales representative on national advertising.

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

PUBLISHING

Set forth below are the principal types of publishing revenues earned by the Company's publishing operations for the periods indicated and the percentage contribution of each to total Company revenues:

                                                          THREE MONTHS ENDED SEPTEMBER 30,
                                          ------------------------------------------------------------
                                                    1995                         1996
                                          ------------------------------  ----------------------------
                                                            PERCENT OF                    PERCENT OF
                                                              TOTAL                         TOTAL
                                                            COMPANY                        COMPANY
                                            AMOUNT          REVENUES      AMOUNT          REVENUES
                                          ----------      -----------   ------------    -------------
                                                               (DOLLARS IN THOUSANDS)
NET REVENUES:
     Retail advertising                   $  2,631.3           19.0%    $  2,604.1         15.6%
     Classified                              1,422.2           10.3        1,601.2          9.6
     Circulation                               927.1            6.7        1,033.7          6.2
     Other                                     557.0            4.0          321.1          1.9
                                          ----------         ------      ---------        -----
                                          $  5,537.6           40.0%    $  5,560.1         33.3%
                                          ----------         ------      ---------        -----
                                          ----------         ------      ---------        -----

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS OF THE COMPANY (CONTINUED)

PUBLISHING (CONTINUED)

                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                        -------------------------------------------------------
                                                    1995                        1996
                                        --------------------------     ------------------------
                                                        PERCENT OF                   PERCENT OF
                                                          TOTAL                        TOTAL
                                                         COMPANY                      COMPANY
                                           AMOUNT        REVENUES        AMOUNT       REVENUES
                                        -----------     ----------     ----------    ----------
                                                         (DOLLARS IN THOUSANDS)
NET REVENUES:
   Retail advertising                   $   7,720.8        18.3%       $  7,903.9        15.1%
   Classified                               3,915.9         9.3           4,637.7         8.9
   Circulation                              2,748.7         6.5           3,222.3         6.2
   Other                                    1,198.3         2.9           1,058.0         2.0
                                        -----------     -------        ----------     -------

                                        $  15,583.7        37.0%       $ 16,821.9        32.2%
                                        -----------     -------        ----------     -------
                                        -----------     -------        ----------     -------

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

MEDIA CASH FLOW

The following table sets forth certain operating data for both the broadcast and publishing operations for the three months and nine months ended September 30, 1995 and 1996:

                                                THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                                              ----------------------------------    --------------------------------
                                                   1995               1996             1995               1996
                                              --------------      --------------    -----------       -----------
                                                                        (DOLLARS IN THOUSANDS)
Operating income                                 $ 1,307.0         $ 2,380.7         $ 5,964.4         $ 9,691.9
Add:
  Amortization of program license
    rights                                           444.2             645.2           1,212.2           1,924.6
  Depreciation and amortization                      987.4           1,511.1           2,809.1           4,411.8
  Corporate overhead                                 386.6             863.5           1,398.6           2,434.3
  Non-cash compensation and
   contributions to the Company's
   401-k plan, paid in Class   A
   Common Stock                                      646.2             825.8           1,622.6           1,076.6
Less:
  Payments for program
   license liabilities                              (437.9)           (679.1)         (1,340.7)         (1,988.4)
                                                 ----------         --------         ---------         ---------
Media Cash Flow (1)                              $ 3,333.5         $ 5,547.2         $11,666.2         $17,550.8
                                                 ----------        ---------         ---------         ---------
                                                 ----------        ---------         ---------         ---------

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS OF THE COMPANY (CONTINUED)

MEDIA CASH FLOW (CONTINUED)

(1) Of Media Cash Flow, $2.8 million and $4.2 million was attributable to the Company's broadcasting operations during the three months ended September 30, 1995 and 1996, respectively; and $9.6 million and $14.1 million was attributable to the Company's broadcasting operations during the nine months ended September 30, 1995 and 1996, respectively.

"Media Cash Flow" is defined as operating income from broadcast and publishing operations before income taxes, extraordinary charges, and interest expense, plus depreciation and amortization (including amortization of program license rights), non-cash compensation and corporate overhead, less payments for program license liabilities. The Company has included Media Cash Flow data because such data are commonly used as a measure of performance for broadcast companies and are also used by investors to measure a company's ability to service debt. Media Cash Flow is not, and should not be used as, an indicator or alternative to operating income, net income or cash flow as reflected in the unaudited condensed consolidated financial statements of the Company and is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995

REVENUES. Total revenues for the three months ended September 30, 1996, increased $2.9 million, or 20.8%, over the three months ended September 30, 1995, from $13.8 million to $16.7 million. This increase was attributable to
(i) the Augusta Acquisition, which occurred on January 4, 1996, and (ii) increases in publishing and broadcasting (excluding the Augusta Acquisition) revenues. The Augusta Acquisition accounted for $2.2 million or 76.8%, of the revenue increase.

Broadcast net revenues increased $2.8 million or 34.4% over the same period of the prior year, from $8.3 million to $11.1 million. Revenues generated by the Augusta Acquisition accounted for $2.2 million or 77.4% of the broadcast revenue increase. On a pro forma basis, broadcast net revenues for the Augusta Acquisition for the three months ended September 30, 1996 increased $91,000 or 4% over the same period of the prior year, due to increased political spending offset by a decline in local advertising. Broadcast net revenues, excluding the Augusta Acquisition, increased $643,000 or 7.8%, over the three months ended September 30, 1995. Approximately $133,000 and $511,000 of the $643,000 increase in total broadcast net revenues, excluding the Augusta Acquisition, were due to higher local and political advertising spending, respectively.

Publishing revenues for the three months ended September 30, 1996 increased $23,000 over the same period of the prior year from $5.5 million to $5.6
million.   Advertising and circulation revenues comprised $152,000 and
$107,000, respectively, of the revenue increase.   These increases were
offset by a decline of $155,000 in special events revenues. The increase in advertising revenue was primarily the result of linage increases in classified advertising and rate increases in retail advertising. The increase in circulation revenue can be attributed primarily to price increases over the same period of the prior year at two of the publishing operations and the conversion of the Gwinnett Daily Post to a five-day-a-week paper.

OPERATING EXPENSES. Operating expenses for the three months ended September 30, 1996 increased $1.8 million or 14.4% over the three months ended September 30, 1995, from $12.5 million to $14.3 million, due to the Augusta Acquisition, increased corporate overhead, depreciation and amortization, and non-cash compensation paid in common stock, offset by decreased expenses at the publishing operations.

Broadcasting expenses for the three months ended September 30, 1996, increased $1.4 million or 24.7% over the same period of the prior year, from $5.6 million to $7.0 million. This increase was primarily attributable to the Augusta Acquisition. On a pro forma basis, broadcast expenses for the Augusta Acquisition for the three months ended September 30, 1996 decreased $74,000 or 5.1% from $1.5 million to $1.4 million from the same period of 1995. Broadcasting expenses, excluding the Augusta Acquisition, remained relatively constant for the three months ended September 30, 1996 as compared to the same period of 1995.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995 (CONTINUED)

Publishing expenses for the three months ended September 30, 1996, decreased $761,000 or 15.3% from the same period of the prior year, from $5.0 million to $4.2 million. This decrease resulted primarily from a decrease in work force related costs, improved newsprint pricing, fewer promotions, and restructuring of the advertising publications, offset by higher product delivery and outside service costs associated with the conversion of the Gwinnett Daily Post to a five-day-a-week newspaper. Average newsprint costs decreased approximately 7% while newsprint consumption decreased approximately 4%.

Corporate and administrative expenses for the three months ended September 30, 1996, increased $477,000 or 123.3% over the same period of the prior year, from $387,000 to $863,000. This increase was attributable primarily to the addition of several new officers at the corporate level.

Depreciation of property and equipment and amortization of intangible assets was $1.5 million for the three months ended September 30, 1996, compared to $987,000 for the same period of the prior year, an increase of $524,000 or 53.0%. This increase was primarily the result of higher depreciation and amortization costs related to the Augusta Acquisition and $3.3 million of capital expenditures made in 1995.

Non-cash compensation paid in Class A Common Stock resulted from the Company's employment agreements with its former President, Ralph W. Gabbard, who died unexpectedly in September 1996 and its former chief executive officer, who resigned in December 1995. The $180,000 or 31.0% increase in non-cash compensation from $580,000 to $760,000 for the three months ended September 30, 1996, can be attributed to a restricted stock award to the estate of the Company's former President, in which the Company incurred expense of $760,000 for the third quarter 1996 and the 1995 restricted stock award of 150,000 shares of Class A Common Stock to its former chief executive officer, in which the Company incurred expense of $520,000 for the third quarter 1995.

MISCELLANEOUS INCOME. Miscellaneous income increased $5.6 million, from $49,000 for the three months ended September 30, 1995 to $5.6 million for the three months ended September 30, 1996. This increase relates to the $5.7 million pre-tax gain recognized on the KTVE Sale.

INTEREST EXPENSE. Interest expense increased $860,000 or 63.6%, from $1.4 million for the three months ended September 30, 1995 to $2.2 million for the three months ended September 30, 1996. This increase was attributable primarily to increased levels of debt resulting from the financing of the Augusta Acquisition.

INCOME TAX EXPENSE. Income tax expense for the three months ended September 30, 1996 increased $2.8 million over the same period of the prior year, from $(12,000) to $2.8 million. This increase relates to the $2.8 million of income taxes recorded on the gain on the KTVE Sale.

EXTRAORDINARY CHARGE ON EXTINGUISHMENT OF DEBT. See Note F of the unaudited condensed consolidated financial statements.

NET INCOME (LOSS). Net loss available to common stockholders for the Company was $239,000 for the three months ended September 30, 1996, compared with net income of $15,000 for the same period in 1995, a decrease of $254,000.

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995

REVENUES. Total revenues for the nine months ended September 30, 1996, increased $10.1 million, or 23.9%, over the nine months ended September 30, 1995, from $42.1 million to $52.2 million. This increase was attributable to
(i) the Augusta Acquisition, which occurred on January 4, 1996, and (ii) increases in publishing and broadcasting (excluding the Augusta Acquisition) revenues. The Augusta Acquisition accounted for $6.7 million or 66.4% of the revenue increase.

Broadcast net revenues increased $8.8 million or 33.3% over the same period of the prior year, from $26.6 million to $35.4 million. Revenues generated by the Augusta Acquisition accounted for $6.7 million or 75.7% of the broadcast revenue increase. On a pro forma basis, broadcast net revenues for the Augusta Acquisition for the nine months ended September 30, 1996 increased $221,000 or 3.4% over the same period of the prior year. Broadcast net revenues, excluding the Augusta Acquisition, increased $2.1 million or 8.1%, over the nine months ended September 30, 1995. Approximately $1.2 million, $681,000, and $93,000 of the $2.1 million increase in total broadcast net revenues, excluding the Augusta Acquisition, were due to higher local, political, and national advertising spending, respectively.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995 (CONTINUED)

Publishing revenues increased $1.2 million or 7.9% over the nine months ended September 30, 1995, from $15.6 million to $16.8 million. Advertising and circulation revenues comprised $905,000 and $474,000, respectively, of the revenue increase. The increase in advertising revenue was primarily the result of linage increases in classified advertising and retail rate increases. The increase in circulation revenue can be attributed primarily to price increases over the same period of the prior year at two of the Company's publishing operations and the conversion of the Gwinnett Daily Post to a five-day-a-week paper. A reduction in other revenue streams resulted in a $140,000 decrease in revenues.

OPERATING EXPENSES. Operating expenses for the nine months ended September 30, 1996 increased $6.4 million or 17.6% over the same nine months ended September 30, 1995, from $36.2 million to $42.5 million, due to the Augusta Acquisition and increased expenses at the broadcasting operations, as well as increased corporate and administrative expenses, depreciation and amortization, offset by a reduction in non-cash compensation paid in Class A Common Stock.

Broadcasting expenses for the nine months ended September 30, 1996, increased $4.4 million or 25.8% over the same period of the prior year, from $17.0 million to $21.4 million. This increase was primarily attributable to the Augusta Acquisition. On a pro forma basis, broadcast expenses for the Augusta Acquisition for the nine months ended September 30, 1996 decreased $203,000 or 4.7% over the same period of 1995, from $4.3 million to $4.1 million. Broadcasting expenses, excluding the Augusta Acquisition, increased $250,000 or 1.5%, primarily as the result of higher payroll related costs.

Publishing expenses for the nine months ended September 30, 1996, decreased $158,000 or 1.2% over the same period of the prior year, from $13.6 million to $13.4 million. This decrease resulted primarily from a reduction in work-force related costs, promotional expense, and printing costs, offset by increased costs associated with the conversion of the Gwinnett Daily Post to a five-day-a-week paper. Average newsprint costs increased approximately 5% while consumption of newsprint increased approximately 3%.

Corporate and administrative expenses for the nine months ended September 30, 1996, increased $1.0 million or 74.1% over the same period of the prior year, from $1.4 million to $2.4 million. This increase was attributable primarily to the addition of several new officers at the corporate level.

Depreciation of property and equipment and amortization of intangible assets was $4.4 million for the nine months ended September 30, 1996, compared to $2.8 million for the same period of the prior year, an increase of $1.6 million or 57.1%. This increase was primarily the result of higher depreciation and amortization costs related to the Augusta Acquisition and $3.3 million of capital expenditures made in 1995.

Non-cash compensation paid in Class A Common Stock resulted from the Company's employment agreements with its former President, Ralph W. Gabbard, who died unexpectedly in September 1996 and its former chief executive officer, who resigned in December 1995. The $517,000 or 37.0% decrease in non-cash compensation from $1.4 million to $880,000 for the nine month period ended September 30, can be attributed to a restricted stock award to the estate of the Company's former President, in which the Company incurred expense of $880,000 for the nine months ended September 30, 1996 as compared to $180,000 for the nine months ended September 30, 1995 and the 1995 restricted stock award of 150,000 shares of Class A Common Stock to its former chief executive officer, in which the Company incurred expense of $1.2 million for the nine months ended September 30, 1995.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995 (CONTINUED)

MISCELLANEOUS INCOME. Miscellaneous income increased $5.6 million, from $117,000 for the nine months ended September 30, 1995 to $5.7 million for the nine months ended September 30, 1996. This increase relates to the $5.7 million pre-tax gain recognized on the KTVE Sale.

INTEREST EXPENSE. Interest expense increased $2.5 million or 61.6%, from $4.1 million for the nine months ended September 30, 1995 to $6.7 million for the nine months ended September 30, 1996. This increase was attributable primarily to increased levels of debt resulting from the financing of the Augusta Acquisition.

INCOME TAX EXPENSE. Income tax expense for the nine months ended September 30, 1996 increased $3.2 million over the same period of the prior year, from $764,000 to $4.0 million. This increase relates primarily to the $2.8 million of income taxes recorded on the gain on the KTVE Sale.

EXTRAORDINARY CHARGE ON EXTINGUISHMENT OF DEBT. See Note F of the unaudited condensed consolidated financial statements.

NET INCOME. Net income available to common stockholders for the Company was $1.6 million for the nine months ended September 30, 1996, compared with $1.2 million for the same period in 1995, an increase of $365,000 or 30.5%.

LIQUIDITY AND CAPITAL RESOURCES

Upon completion of the First American Acquisition and the Company's public offerings of Senior Subordinated Notes and Class B Common Stock in September 1996, the Company became highly leveraged. The Company anticipates that its principal uses of cash will be working capital and debt service requirements, cash dividends, capital expenditures and expenditures related to additional acquisitions. The Company anticipates that its operating cash flow, together with borrowings available under the Senior Credit Facility, will be sufficient for such purposes.

The Company's working capital (deficiency) was  $(222,000) and $11.3 million
at December 31, 1995 and September 30, 1996, respectively.   The Company's
cash provided from operations was $4.6 million and $2.1 million for the nine months ended September 30, 1995 and 1996, respectively. The increase in working capital relates primarily to cash remaining from the financing arrangements for the First American Acquisition which occurred on September 30, 1996.

The Company's cash used in investing activities was $7.1 million and $202.8 million for the nine months ended September 30, 1995 and 1996, respectively. The increased usage of $195.7 million was due primarily to the Augusta Acquisition and the First American Acquisition.

The Company was provided $2.3 million and $205.8 million in cash by financing activities for the nine months ended September 30, 1995 and 1996, respectively, due primarily to the funds obtained for the Gwinnett
Acquisition in 1995 and the Augusta Acquisition and First American
Acquisition in 1996. At September 30, 1996, long-term debt was $181.5 million which consisted primarily of $160.0 million of Senior Subordinated Notes and $20.8 million under the Senior Credit Facility. The interest rate on the Senior Subordinated Notes and the Senior Credit Facility was 10.625% and 8.5%, respectively on September 30, 1996.

In the nine months ended September 30, 1996, the Company made $1.6 million in capital expenditures, relating primarily to broadcasting operations. The Company anticipates making $3.0 million in capital expenditures for the year ending December 31, 1996. The Company believes that cash flows from operations will be sufficient to fund such expenditures, which will be adequate for the Company's normal replacement requirements.

The Company regularly enters into program contracts for the right to broadcast television programs produced by others and program commitments for the right to broadcast programs in the future. Such programming commitments are generally made to replace expiring or canceled program rights. Payments under such contracts are made in cash or the concession of advertising spots for the program provider to resell, or a combination of both. During the nine months ended September 30, 1996 the Company paid $2.0 million for such program broadcast rights.

On August 20, 1996 the Company sold the assets of KTVE Inc., its NBC-affiliated television station in Monroe, Louisiana/El Dorado, Arkansas to GOCOM Television of Ouachita, L.P. for approximately $9.5 million in cash plus the amount of the accounts receivable on the date of the closing (approximately $870,000). The Company anticipates the income taxes resulting from the gain on the sale of KTVE will aggregate approximately $2.8 million.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

In connection with the First American Acquisition, the Company will be required to divest WALB and WJHG under current FCC regulations on or before March 31, 1997. However, these rules may be revised by the FCC upon conclusion of pending rule-making proceedings. In order to satisfy applicable FCC requirements, the Company, subject to FCC approval, intends to swap such assets for assets of one or more television stations of comparable value and with comparable broadcast cash flow in a transaction qualifying for deferred capital gains treatment under the "like-kind exchange" provision of
Section 1031 of the Code. If the Company is unable to effect such a swap on satisfactory terms within the time period granted by the FCC under the waivers, the Company may request an extension of the divestiture deadline or alternatively, transfer such assets to a trust with a view towards the trustee effecting a swap or sale of such assets. Any such trust arrangement would be subject to the approval of the FCC. It is anticipated that the Company would be required to relinquish operating control of such assets to a trustee while retaining the economic risks and benefits of ownership. If the Company or such trust is required to effect a sale of WALB, the Company would incur a significant gain and related tax liability, the payment of which could have a material adverse effect on the Company's ability to acquire comparable assets without incurring additional indebtedness.

The Company does not believe that inflation in past years has had a significant impact on the Company's results of operations nor is inflation expected to have a significant effect upon the Company's business in the near future.

PART II.  OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES

The Company amended its Articles of Incorporation to increase to 50,000,000 the number of shares of all classes of stock which the Company has the authority to issue, of which 15,000,000 shares are designated Class A Common Stock, 15,000,000 shares are designated Class B Common Stock, and 20,000,000 shares are designated "blank check" preferred stock for which the Board of Directors has the authority to determine the rights, powers, limitations and restrictions. The Company's Class A Common Stock and Class B Common Stock are identical, except that the Class A Common Stock has 10 votes per share and the Class B Common Stock has one vote per share. For additional information with respect thereto, reference is made to the Company's proxy statement, dated August 14, 1996, particularly under the caption, "Amendment to the Articles of Incorporation (Item Two)", which is incorporated herein by reference.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were voted upon at the 1996 Annual Meeting of Stockholders of Gray Communications Systems, Inc. on September 3, 1996, and votes were cast as indicated:

     (1)  Election of Directors:
                 NOMINEE                       FOR       WITHHOLD AUTHORITY
               ---------                      ---       -------------------
          Richard L. Boger                 3,724,948       13,252

          Ralph W. Gabbard                 3,724,948       13,252

          Hilton H. Howell, Jr.            3,724,348       13,852

          William E. Mayher, III           3,717,370       20,830

          Howell W. Newton                 3,725,098       13,102

          Hugh Norton                      3,717,370       20,830

          Robert S. Prather, Jr.           3,724,948       13,252

          J. Mack Robinson                 3,724,948       13,252


     (2) Amendment to the Company's Articles of Incorporation to increase to 50,000,000 the number of shares of all classes of Company stock available for issuance. The Amendment designates 15,000,000 shares as Class A Common Stock with no par value and 10 votes per share, 15,000,000 shares as Class B Common Stock, no par value and one vote per share, and 20,000,000 shares as "blank check" preferred stock for which the limitations and restrictions are determined by the Board of Directors.

          For:  2,780,328     Against:  198,323   Abstain:  31,184
          Broker  Non-Votes:  728,365

     (3) Amendment to the Company's Bylaws to provide for two classes of voting stock of the Company.

          For:  2,785,111     Against:  197,629   Abstain:  27,095
          Broker Non-Votes:  728,365

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS (CONTINUED)

     (4) Amendment to the Company's 1992 Long-term Incentive Plan to provide that the Company has reserved for issuance under the 1992 Long-term Incentive Plan an aggregate of 600,000 shares of the Company's Common Stock, of which 200,000 shares will be the Company's Class A Common Stock and 400,000 shares will be the Company's Class B Common Stock.

          For:  2,794,441     Against:  186,949   Abstain:  28,445
          Broker Non-Votes:  728,365

     (5) Approval of the issuance to Bull Run Corporation of warrants to purchase 487,500 shares of the Company's Class A Common Stock.

          For:  2,907,932     Against:  69,148    Abstain:  32,755
          Broker Non-Votes:  728,365

     (6) Approval of the issuance to Bull Run Corporation of warrants to purchase 500,000 shares of the Company's Class A Common Stock.

          For:  2,907,852     Against:  69,148    Abstain:  32,835
          Broker Non-Votes:  728,365

     (7) Ratification of the Board's approval of an amendment to the Company's non-qualified stock option plan for non-employee directors of the Company.

          For:  2,911,773     Against:  68,667    Abstain:  29,395
          Broker Non-Votes:  728,365

     (8) Approval of the appointment of Ernst & Young, LLP as the independent auditors of the Company and its subsidiaries for the year ending December 31, 1996.

          For:  3,675,844     Against:  51,856    Abstain:  10,500
          Broker Non-Votes:  -0-

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          11 - Statement re: Computation of Earnings Per Share

          27-  Financial Data Schedule

     (b)  Reports on Form 8-K

          A report on Form 8-K was filed on October 15, 1996, reporting the purchase of certain assets from First American Media, Inc. used in the operations of, WCTV-TV in Tallahassee, Florida/Thomasville, Georgia, WKXT-TV in Knoxville, Tennessee, and a satellite production services business and a communications and paging business.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        GRAY COMMUNICATIONS SYSTEMS, INC.
                                                (Registrant)



Date: November 13, 1996                 By: /s/ William A. Fielder, III
      -----------------                    --------------------------------
                                           William A. Fielder, III, Vice
                                           President & CFO
                                           (Chief Financial Officer)



Date: November 13, 1996                 By: /s/ Sabra H. Cowart
      -----------------                    --------------------------------
                                           Sabra H. Cowart, Controller & CAO
                                           (Chief Accounting Officer)