Form 10-K
period 1996-12-31
GRAY COMMUNICATIONS SYSTEMS INC /GA/
filed 1997-03-31
CIK 43196

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________________
           .

                         COMMISSION FILE NUMBER 1-13796

                            ------------------------

                       GRAY COMMUNICATIONS SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

                GEORGIA                                 58-0285030
    (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                Identification No.)

         126 N. WASHINGTON ST.                            31701
               ALBANY, GA                               (Zip code)
(Address of principal executive offices)

       Registrant's telephone number, including area code: (912) 888-9390

                            ------------------------

          Securities registered pursuant to Section 12(b) of the Act:

    CLASS A COMMON STOCK (NO PAR VALUE)                   NEW YORK STOCK EXCHANGE
    CLASS B COMMON STOCK (NO PAR VALUE)                   NEW YORK STOCK EXCHANGE
-------------------------------------------  -------------------------------------------------
            Title of each class                  Name of each exchange on which registered

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ].

    The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 21, 1997: CLASS A AND CLASS B COMMON STOCK; NO PAR VALUE--$99,732,480

    The number of shares outstanding of the registrant's classes of common stock as of March 21, 1997: CLASS A COMMON STOCK,; NO PAR VALUE--4,496,402 SHARES; CLASS B COMMON STOCK, NO PAR VALUE--3,332,382 SHARES

    DOCUMENTS INCORPORATED BY REFERENCE: The registrant's definitive proxy statement for the annual meeting of shareholders to be filed with the Commission pursuant to Regulation 14A is incorporated by reference into part III herein.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

    AS USED HEREIN, UNLESS THE CONTEXT OTHERWISE REQUIRES, THE "COMPANY" MEANS GRAY COMMUNICATIONS SYSTEMS, INC. AND ITS SUBSIDIARIES. THE COMPANY CONSUMMATED THE KTVE SALE AND THE FIRST AMERICAN ACQUISITION (EACH AS DEFINED) ON AUGUST 20, 1996 AND SEPTEMBER 30, 1996, RESPECTIVELY. EXCEPT WITH RESPECT TO HISTORICAL FINANCIAL STATEMENTS AND UNLESS THE CONTEXT INDICATES OTHERWISE, THE FIRST AMERICAN BUSINESS (AS DEFINED) IS INCLUDED IN, AND KTVE (AS DEFINED) IS EXCLUDED FROM, THE DESCRIPTION OF THE COMPANY. UNLESS OTHERWISE INDICATED, THE INFORMATION HEREIN HAS BEEN ADJUSTED TO GIVE EFFECT TO A 3-FOR-2 SPLIT OF THE COMPANY'S CLASS A COMMON STOCK, NO PAR VALUE (THE "CLASS A COMMON STOCK"), EFFECTED IN THE FORM OF A STOCK DIVIDEND DECLARED ON OCTOBER 2, 1995. UNLESS OTHERWISE INDICATED, ALL STATION RANK, IN-MARKET SHARE AND TELEVISION HOUSEHOLD DATA IN THIS REPORT ON FORM 10-K ARE DERIVED FROM THE NIELSEN STATION INDEX, VIEWERS IN PROFILE, DATED NOVEMBER 1996, AS PREPARED BY A.C. NIELSEN COMPANY ("NIELSEN").

GENERAL

    The Company owns and operates seven network-affiliated television stations in medium-size markets in the southeastern United States ("Southeast"), six of which are ranked number one in their respective markets. Five of the stations are affiliated with the CBS Television Network, a division of CBS, Inc. ("CBS"), and two are affiliated with the NBC Television Network, a division of the National Broadcasting Company, Incorporated ("NBC"). In connection with the First American Acquisition (as defined and described below), the Company will be required under current regulations of the Federal Communications Commission (the "FCC") to divest its NBC affiliates in Albany, Georgia and Panama City, Florida. For a discussion of the Company's plans regarding such divestiture, see "Divestiture Requirements" and "The First American Acquisition, the KTVE Sale and the Financing." The Company also owns and operates three daily newspapers, two weekly, advertising only publications ("shoppers"), and a paging business, all located in the Southeast. The Company derives significant operating advantages and cost saving synergies through the size of its television station group and the regional focus of its television and publishing operations. These advantages and synergies include (i) sharing television production facilities, equipment and regionally oriented programming, (ii) the ability to purchase television programming for the group as a whole, (iii) negotiating network affiliation agreements on a group basis and (iv) purchasing newsprint and other supplies in bulk. In addition, the Company believes that its regional focus can provide advertisers with an efficient network through which to advertise in the fast-growing Southeast.

    In 1993, after the acquisition of a large block of the Class A Common Stock by a new investor, the Company implemented a strategy to foster growth through strategic acquisitions. Since 1994, the Company's significant acquisitions have included five television stations and two newspapers, all located in the Southeast. As a result of the Company's acquisitions and in support of its growth strategy, the Company has added certain key members of management and has greatly expanded its operations in the television broadcasting and newspaper publishing businesses.

    In January 1996, the Company acquired (the "Augusta Acquisition") WRDW-TV ("WRDW"), a CBS affiliate serving Augusta, Georgia (the "Augusta Business"). In September 1996, The Company purchased from First American Media, Inc. (the "First American Acquisition") substantially all of the assets of two CBS-affiliated stations, WCTV-TV ("WCTV") serving Tallahassee, Florida/Thomasville, Georgia and WKXT-TV ("WKXT") in Knoxville, Tennessee, a satellite broadcasting business and a paging business (collectively, the "First American Business"). Subsequent to the First American Acquisition, the Company rebranded WKXT with the call letters WVLT ("WVLT") as a component of its strategy to promote the station's upgraded news product. The Company believes that the First American Acquisition will further enhance the Company's position as a major regional television broadcaster and is highly attractive for a number of reasons, including (i) the stations' strategic fit in the Southeast, (ii) WCTV's leading station market position and WVLT's significant growth potential,
(iii) strong station broadcast cash flows,

(iv) opportunities for revenue growth utilizing the Company's extensive management expertise with medium-size stations and (v) opportunities for synergies between WCTV and WVLT and the Company's existing stations with regard to revenue enhancement and cost controls.

    In August 1996, the Company sold the assets of KTVE Inc. ("KTVE") serving Monroe, Louisiana/ El Dorado, Arkansas (the "KTVE Sale") for approximately $9.5 million in cash plus the amount of the accounts receivable on the date of the closing to the extent collected by the buyer ($829,000).

    For the year ended December 31, 1996, on a pro forma basis, the Company had net revenues, Media Cash Flow (the sum of broadcast cash flow, publishing cash flow and paging cash flow), operating cash flow and net income of $97.5 million, $36.8 million, $33.6 million and $12,000, respectively. Net revenues, Media Cash Flow and operating cash flow on a pro forma basis for the year ended December 31, 1996 increased 66.4%, 136.5% and 152.4%, respectively, while net income decreased 98.7% from the historical amounts for the year ended December 31, 1995. The Company's pro forma net income for its television stations for the year ended December 31, 1996 was $2.6 million.

    The Company currently has signed a letter of intent to purchase substantially all of the assets of WITN-TV, the NBC affiliate in the Greenville-Washington-New Bern, North Carolina market. The Company has also signed an agreement to purchase Gulflink Communications, Inc., which is in the transportable satellite uplink business, a business in which the Company is already engaged.

    The following table sets forth certain information for each of the Company's television stations.

                                                                                                                   PRO FORMA
                                                                                                                  -----------
                                                                                                                  YEAR ENDED
                                                                                                                   DECEMBER
                                                                                                                      31,
                                                                                                                     1996
                                                                                                                  -----------
                                                                                                                      NET
                                                                                      STATION                      REVENUES
                                                                                        RANK     IN-MARKET SHARE  -----------
                NETWORK                          YEAR          DMA       CHANNEL/        IN       OF HOUSEHOLDS
STATION       AFFILIATION       MARKET         ACQUIRED      RANK(1)     FREQUENCY     DMA(2)      VIEWING TV         (IN
------------  -----------  -----------------  -----------  -----------  -----------  ----------  ---------------  THOUSANDS)
WVLT........         CBS   Knoxville, TN            1996           60      8/VHF          3            24   %      $   9,274
WKYT........         CBS   Lexington, KY            1994           71     27/UHF(3)       1            37             15,755
WYMT........         CBS   Hazard, KY               1994           71     57/UHF(3)       1(4)         27              4,287
WRDW........         CBS   Augusta, GA              1996          111     12/VHF          1            38              9,368
WCTV........         CBS   Tallahassee, FL/         1996          114      6/VHF          1            63             13,199
                           Thomasville, GA
WALB(5).....         NBC   Albany, GA               1954          150     10/VHF          1            80             10,611
WJHG(5).....         NBC   Panama City, FL          1960          159      7/VHF          1            55              5,216


               OPERATING
               INCOME(6)
              -----------

STATION
------------
WVLT........   $   1,969
WKYT........       4,899
WYMT........       1,028
WRDW........       2,365
WCTV........       3,745

WALB(5).....       5,534
WJHG(5).....       1,080

--------------------------

(1) Ranking of designated market area as defined by Nielsen ("DMA") served by a station among all DMAs is measured by the number of television households within the DMA based on the November 1996 Nielsen estimates.

(2) Represents station rank in DMA as determined by November 1996 Nielsen estimates of the number of television sets tuned to the Company's station as a percentage of the number of television sets in use in the market for the Sunday through Saturday 6 a.m. to 2 a.m. time period.

(3) All stations in the market are UHF stations.

(4) The market area served by WYMT is an 18-county trading area, as defined by Nielsen, and is included in the Lexington, Kentucky DMA. WYMT's station rank is based upon its position in the 18-county trading area.

(5) The Company will be required under current FCC regulations to divest WALB and WJHG in connection with the First American Acquisition. For a discussion of the Company's plans, see "Divestiture Requirements" and "The First American Acquisition, the KTVE Sale and the Financing".

(6) Represents pro forma income before miscellaneous income (expense), allocation of corporate overhead, interest expense and income taxes.

    The following table sets forth certain information for each of the Company's publications:

                                                                                                          PRO FORMA
                                                                                                   ------------------------
                                                                                                   YEAR ENDED DECEMBER 31,
                                                                                                             1996
                                                                                                   ------------------------
                                                                                                                 OPERATING
                                                                                  PUBLISHED PER        NET        INCOME
PUBLICATION                          COVERAGE AREA                 CIRCULATION            WEEK      REVENUES     (LOSS)(1)
-----------------------  --------------------------------------  ---------------  ---------------  -----------  -----------
                                                                                                        (IN THOUSANDS)
THE ALBANY HERALD......  25 counties in Southwest Georgia        33,000 daily                7      $  14,910    $   4,186
                                                                 39,000 Sunday
THE ROCKDALE CITIZEN...  2 counties in Georgia                   10,000                      6          3,675          202
                         (metro Atlanta)
GWINNETT DAILY POST....  1 county in Georgia (metro Atlanta)     13,000                      5          2,832         (512)
SOUTHWEST GEORGIA
  SHOPPERS.............  10 counties in Southwest Georgia and    52,000                      1          1,428         (710)
                         10 counties in North Florida

--------------------------

(1) Represents pro forma income before miscellaneous income (expense), allocation of corporate overhead, interest expense and income taxes.

    The satellite broadcasting business and paging business had pro forma net revenues and operating income (income before miscellaneous income (expense), allocation of corporate overhead, interest expense and income taxes) on a pro forma basis of $7.0 million and $367,000, respectively, for the year ended December 31, 1996.

THE FIRST AMERICAN ACQUISITION, THE KTVE SALE AND THE FINANCING

    On September 30, 1996, the Company completed the First American Acquisition and acquired WCTV and WVLT, a satellite broadcasting business and a paging business in the Southeast. The purchase price for the First American Acquisition was approximately $183.9 million, including fees, expenses and working capital and other adjustments.

    The Company completed the KTVE Sale, on August 20, 1996. The sales price included $9.5 million in cash plus the amount of the accounts receivable on the date of closing to the extent collected by the buyer (approximately $829,000). The Company recognized a pre-tax gain of approximately $5.7 million and estimated income taxes of approximately $2.8 million. For the year ended December 31, 1996, KTVE had net revenues, Media Cash Flow and operating income (income before miscellaneous income (expense), allocation of corporate overhead, interest expense and income taxes) of $3.0 million, $748,000 and $463,000, respectively.

    In addition to the consummation of the First American Acquisition, the Company implemented a financing plan (the "Financing") to increase liquidity and improve operating and financial flexibility. Pursuant to this financing plan, the Company (i) retired approximately $45.3 million principal amount of outstanding indebtedness under its former credit facility, together with accrued interest thereon, (ii) retired approximately $25.0 million aggregate principal amount of outstanding indebtedness under its senior note, together with accrued interest thereon and a prepayment fee, (iii) issued $10.0 million liquidation preference of its Series A Preferred Stock in exchange for the Company's 8% note owned by Bull Run Corporation, the Company's principal shareholder, with warrants to purchase up to 487,500 shares of Class A Common Stock (representing 9.8% of the Class A Common Stock issued and outstanding at December 31, 1996, after giving effect to the exercise of such warrants), (iv) issued to Bull Run Corporation, J. Mack Robinson (Chairman of the Board of Bull Run Corporation and interim President and Chief Executive Officer of the Company) and certain of his affiliates $10.0 million liquidation preference of its Series B Preferred Stock with warrants to purchase up to 500,000 shares of Class A Common Stock (representing 10.0% of the Class A Common Stock issued and outstanding at December 31, 1996, after giving effect to the exercise of such warrants) for cash proceeds of $10.0 million and (v) entered into a new bank credit facility (the "Senior Credit Facility") which is comprised of a term loan of $71.5 million and a revolving credit facility of $53.5 million aggregating $125.0 million. The cash required for the consummation of the First American Acquisition, the repayment of indebtedness and related transaction costs, was provided by the net proceeds of an offering (the "Note Offering") of $160.0 million principal amount of the Company's Senior Subordinated Notes due 2006 (the "Notes"), and an offering (the "Stock Offering") of 3,500,000 shares of the Company's Class B Common Stock, no par value (the "Class B Common Stock"), the sale of the Series B Preferred Stock with warrants, the KTVE Sale and borrowings under the Senior Credit Facility.

DIVESTITURE REQUIREMENTS

    In connection with the First American Acquisition, the Federal Communications Commission (the "FCC") ordered the Company to divest WJHG-TV and WALB-TV by March 31, 1997 to comply with regulations governing common ownership of television stations with overlapping service areas. The FCC is currently reexamining these regulations, and if it revises them in accordance with the interim policy it has adopted, divestiture of WJHG-TV would not be required. The FCC is not expected to complete its rulemaking on this subject until later in 1997. Accordingly, the Company will request, and expects to receive, an extension of the divestiture deadline pending the outcome of the rulemaking proceedings. In order to satisfy applicable FCC requirements with respect to WALB-TV, the Company, subject to FCC approval, intends to swap such assets for assets of one or more television stations of comparable value and with comparable broadcast cash flow in a transaction qualifying for deferred capital gains treatment under the "like-kind exchange" provision of Section 1031 of the Internal Revenue Code of 1986. If the Company is unable to enter into an agreement to effect such a swap by March 31, 1997, the Company will seek FCC approval to transfer the station to a trust with a view towards the trustee effecting a swap or sale of such assets. Under such trust arrangement, which would be subject to the approval of the FCC, the Company would be required to relinquish operating control of the station to a trustee while retaining the economic risks and benefits of ownership. If the Company or such trust is required to effect a sale of WALB-TV, the Company would incur a significant gain and related tax liability, the payment of which could have a material adverse effect on the Company's ability to acquire comparable assets without incurring additional indebtedness.

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

    STRONG LOCAL PRESENCE. Each of the Company's television stations seeks to achieve a distinct local identity principally through the depth and focus of its local news programming and by targeting specific audience groups with special programs and marketing events. Each station's local news franchise is the core component of the Company's strategy to strengthen audience loyalty and increase revenues and Media Cash Flow for each station. Strong local news generates high viewership and results in higher ratings both for programs preceding and following the news. Six of the Company's stations offering comprehensive local news coverage are the dominant local broadcast news source. The remaining station, WVLT in Knoxville, Tennessee, began offering significant local news coverage during February 1997.

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

    A key component of the Company's publishing strategy is an emphasis on strong local content in its publications. Consequently, the Company focuses on local news, sports and lifestyle issues in order to foster reader loyalty with the objective of raising circulation and advertising rates. The Company's publications also sponsor community events with the objective of strengthening community relationships and building advertising revenues.

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

    The Company's success in increasing advertising revenues at both its stations and publications is also attributable, in part, to the implementation of training programs for its marketing consultants that focus on innovative sales techniques, such as events marketing and demographic-specific projects, that target specific advertisers. The Company trains its marketing consultants to sell not only advertising spots, but also non-traditional advertising such as billboards for sponsored sports events and weather forecasts within newscasts. In addition, performance based compensation arrangements and performance accountability systems have contributed to the Company's success in increasing local advertising revenues. The Company has also benefited from sharing ideas and information for increasing advertising revenues among its station group and publications. The Company's targeted marketing focus also includes the following key elements:

    - NON-TRADITIONAL REVENUE SOURCES. The Company uses its stations' and publications' local promotional power in order to increase revenues from non-traditional sources by sponsoring and staging various special events, such as boat and recreational vehicle shows and golf shows. The Company derives revenues through the promotion, production and advertising sales generated by these events.

    - VENDOR MARKETING. The Company engages in targeted vendor marketing whereby it contacts major vendors that supply a particular store or retail chain, and the management at a particular store or retail chain in order to arrange for the vendors to purchase local television advertising. The store or retail chain in turn agrees to purchase additional products from the vendor and also benefits from the increased local television advertising presence. As a result of this vendor marketing, the Company's stations are able to sell advertising to promote a local retailer, which the local retailer would not normally have purchased for itself.

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

ACQUISITION STRATEGY

    The Company focuses on medium-size markets in the Southeast, because the Company believes these markets offer superior opportunities in terms of projected population and economic growth, leading to higher advertising and circulation revenues. The Company intends to continue to consider additional acquisitions of television stations and publications that serve these markets. The Company has focused on acquiring television stations where it believes there is potential for improvements in revenue share, audience share and cost control. In assessing acquisitions, the Company targets stations where it sees specific opportunities for revenue enhancement utilizing management's significant experience in local and national advertising sales and in operating similar stations in the Southeast. In addition, projections of growth in the particular market are taken into account. The Company also targets stations and publications for which it can control expenditures as it expands the operation's revenue base. Typical cost savings arise from (i) reducing staffing levels and sharing management with other stations and publications, (ii) utilizing in-house production and design expertise, (iii) substituting more cost effective employee benefit programs, (iv) reducing travel and other non-essential expenses and (v) optimizing the purchase of newsprint and other supplies. The Company currently has signed a letter of intent to purchase substantially all of the assets of WITN-TV, the NBC affiliate in the Greenville-Washington-New Bern, North Carolina market. The Company has also signed an agreement to purchase Gulflink Communications, Inc. which is in the transportable satellite uplink business, a business in which the Company is already engaged. Other than the proposed acquisitions, the Company does not presently have any agreements to acquire any television stations or publications. In appropriate circumstances, the Company will dispose of assets that it deems non-essential to its operating or growth strategy.

TELEVISION BROADCASTING

THE COMPANY'S STATIONS AND THEIR MARKETS

    AS USED IN THE TABLES FOR EACH OF THE COMPANY'S STATIONS AND IN THIS SECTION
(I) "GROSS REVENUES" REPRESENT ALL OPERATING REVENUES EXCLUDING BARTER REVENUES;
(II) "MARKET REVENUES" REPRESENT GROSS ADVERTISING REVENUES, EXCLUDING BARTER REVENUES, FOR ALL COMMERCIAL TELEVISION STATIONS IN THE MARKET, AS REPORTED IN INVESTING IN TELEVISION 1996 MARKET REPORT, 4TH EDITION JULY 1996 RATINGS PUBLISHED BY BIA PUBLICATIONS, INC., EXCEPT FOR REVENUES IN WYMT-TV'S ("WYMT") 18-COUNTY TRADING AREA WHICH IS NOT SEPARATELY REPORTED IN SUCH BIA PUBLICATIONS, INC.'S REPORT; (III) "IN-MARKET SHARE OF HOUSEHOLDS VIEWING TELEVISION" REPRESENTS THE PERCENTAGE OF THE STATION'S AUDIENCE AS A PERCENTAGE OF ALL VIEWING BY HOUSEHOLDS IN THE MARKET FROM 6 A.M. TO 2 A.M. SUNDAY THROUGH SATURDAY, INCLUDING VIEWING OF NON-COMMERCIAL STATIONS, NATIONAL CABLE CHANNELS AND OUT-OF-MARKET STATIONS BROADCAST OR CARRIED BY CABLE IN THE MARKET; AND (IV) "STATION RANK IN DMA" IS BASED ON NIELSEN ESTIMATES FOR NOVEMBER OF EACH YEAR FOR THE PERIOD FROM 6 A.M. TO 2 A.M. SUNDAY THROUGH SATURDAY.

                                                            COMMERCIAL                                               IN-MARKET
                                                             STATIONS    STATION                        MARKET        SHARE OF
                                                   DMA          IN       RANK IN     TELEVISION      REVENUES IN     HOUSEHOLDS
           STATION                  MARKET       RANK(1)      DMA(2)       DMA      HOUSEHOLDS(3)    DMA FOR 1996    VIEWING TV
------------------------------  ---------------  --------   ----------   --------   -------------   --------------   ----------
                                                                                                    (IN THOUSANDS)
WVLT..........................  Knoxville, TN       60           4           3         456,000         $60,500           24%
WKYT..........................  Lexington, KY       71           5           1         375,000          50,600           37
WYMT(4).......................  Hazard, KY          71         N/A           1         166,000           4,800           27
WRDW..........................  Augusta, GA        111           4           1         223,000          27,500           38
WCTV..........................  Tallahassee,       114           4           1         215,000          21,300           63
                                FL/
                                Thomasville, GA
WALB(5).......................  Albany, GA         150           4           1         133,000          13,200           80
WJHG(5).......................  Panama City, FL    159           4           1         113,000          10,500           55

--------------------------

(1) Ranking of DMA served by a station among all DMAs is measured by the number of television households based within the DMA on the November 1996 Nielsen estimates.

(2) Includes independent broadcasting stations.

(3) Based upon the approximate number of television households in the DMA as reported by the November 1996 Nielsen index.

(4) The market area served by WYMT is an 18-county trading area, as defined by Nielsen, and is included in the Lexington, Kentucky DMA. WYMT's station rank is based upon its ratings position in the 18-county trading area.

(5) The Company was required to divest WALB and WJHG under current FCC regulations. For a discussion of the Company's plans, see "Divestiture Requirements" and "The First American Acquisition, the KTVE Sale and the Financing."

    The following is a description of each of the Company's stations:

WVLT, THE CBS AFFILIATE IN KNOXVILLE, TENNESSEE

    WVLT, acquired by the Company in September 1996, began operations in 1988. Knoxville, Tennessee is the 60th largest designated market area ("DMA") in the United States, with approximately 456,000 television households and a total population of approximately 1.2 million. Total Market Revenues in the Knoxville DMA in 1996 were approximately $60.5 million, an 8% increase over 1995. WVLT's pro forma gross revenues for each of the years ended December 31, 1996 and 1995 were approximately $10.6 million. WVLT's pro forma net loss (before the allocation of corporate and administrative expenses and after estimated income taxes computed at statutory rates) for the year ended December 31, 1996 was approximately $2.0 million, an increase of $120,000 from the pro forma net loss of $1.9 million for the prior period. The Knoxville DMA has four licensed commercial television stations, all of which are affiliated with major networks. The Knoxville DMA also has two public broadcasting stations.

    The following table sets forth Market Revenues for the Knoxville DMA and in-market share and ranking information for WVLT:

                                                                       YEAR ENDED DECEMBER 31
                                                                   -------------------------------
                                                                     1996       1995       1994
                                                                   ---------  ---------  ---------
                                                                       (DOLLARS IN THOUSANDS)
Market Revenues in DMA...........................................  $  60,500  $  56,000  $  55,000
Market Revenues growth over prior year...........................          8%         2%        17%
In-market share of households viewing television.................         24%        22%        23%
Rank in market...................................................          3          3          3

    MARKET DESCRIPTION. The Knoxville DMA, consisting of 24 counties in eastern Tennessee and southeastern Kentucky, includes the cities of Knoxville, Oak Ridge and Gatlinburg, Tennessee. The Knoxville area is a center for education, manufacturing, healthcare and tourism. The University of Tennessee's main campus is located within the city of Knoxville. Leading manufacturing employers in the area include: Lockheed Martin Energy Systems, Inc., Levi Strauss & Company, DeRoyal Industries, Aluminum Company of North America, Phillips Consumer Electronics North America Corp., Clayton Homes and Sea Ray Boats, Inc. Area tourist attractions are the Great Smokey Mountains National Park and Dollywood, a country-western theme park sponsored by Dolly Parton.

    STATION PERFORMANCE. WVLT is a CBS affiliate and operates on channel 8. WVLT is one of three commercial VHF stations in the Knoxville DMA. Based on November 1996 Nielsen estimates, WVLT is ranked third in its market, with a 24% in-market share of households viewing television. WVLT can be viewed on 50 cable systems in its DMA. WVLT received 18% of the Knoxville DMA's Market Revenues in 1996.

    WVLT produced only five hours of news per week prior to its acquisition by the Company in September 1996. The Company has implemented its operating strategy at WVLT by developing a comprehensive news department which currently produces 22 hours of news programming per week.

    In addition to carrying network programming supplied by CBS, WVLT carries syndicated programming, including BAYWATCH, REGIS & KATHIE LEE, AMERICAN JOURNAL, ENTERTAINMENT TONIGHT, HARD COPY, THE ANDY GRIFFITH SHOW and ROLANDA.

WKYT, THE CBS AFFILIATE IN LEXINGTON, KENTUCKY

    WKYT, acquired by the Company in September 1994, began operations in 1957. Lexington, Kentucky is the 71st largest DMA in the United States, with approximately 375,000 television households and a total population of approximately 1.0 million. Total Market Revenues in the Lexington DMA in 1996 were approximately $50.6 million, a 7% increase over 1995. WKYT's gross revenues for the year ended December 31, 1996 were approximately $17.8 million, an increase of 1.3% from the corresponding prior year. WKYT's net income before extraordinary charge (before the allocation of corporate and administrative expenses and after estimated income taxes computed at statutory rates) for the year ended December 31, 1996 was approximately $1.1 million, a decrease of 7.8% from the prior year. The Lexington DMA has five licensed commercial television stations, including WYMT, WKYT's sister station, all of which are affiliated with major networks. The Lexington DMA also has one public television station.

    The following table sets forth Market Revenues for the Lexington DMA and in-market share and ranking information for WKYT:

                                                                       YEAR ENDED DECEMBER 31
                                                                   -------------------------------
                                                                     1996       1995       1994
                                                                   ---------  ---------  ---------
                                                                       (DOLLARS IN THOUSANDS)
Market Revenues in DMA...........................................  $  50,600  $  47,500  $  43,500
Market Revenues growth over prior year...........................          7%         9%        14%
In-market share of households viewing television.................         37%        33%        37%
Rank in market...................................................          1          1          1

    MARKET DESCRIPTION. The Lexington DMA consists of 37 counties in central and eastern Kentucky. The Lexington area is a regional hub for shopping, business, healthcare, education, and cultural activities and has a comprehensive transportation network and low commercial utility rates. Major employers in the Lexington area include Toyota Motor Corp., Lexmark International, Inc., GTE Corporation, Square D Company, Ashland, Inc. and International Business Machines Corporation. Eight hospitals and numerous medical clinics are located in Lexington, reinforcing Lexington's position as a regional medical center. The University of Kentucky's main campus is also located in Lexington. In addition, Lexington is an international center of the equine industry with the Kentucky Horse Park, a 1,000 acre park that attracts approximately 700,000 visitors annually.

    STATION PERFORMANCE. WKYT, which operates on channel 27, is a CBS affiliate. WKYT can be viewed on 85 cable systems in its DMA and 51 cable systems outside its DMA. In 1996, WKYT celebrated its 21st consecutive year as the Lexington DMA's most watched local news program. Every broadcast of "27 Newsfirst" at 6 a.m., noon, 5 p.m., 5:30 p.m., 6 p.m. and 11 p.m. continues to be the number one rated program in its time period. WKYT's news programs also provide support and coverage of local events through public service announcements, on-air bulletin boards and special reports, such as CRIMESTOPPERS, 27 ON THE TOWN and HOMETOWN HEROES. Based on the November 1996 Nielsen index, WKYT is ranked number one in its market, with a 37% in-market share of households viewing television, which is nine percentage points ahead of the competition. WKYT received 35% of the Lexington DMA's Market Revenues in 1996. The station attributes its success to the experience of its senior management and local sales staff, which focus on developing strong relationships with local advertisers and devoting significant attention to the quality and content of WKYT's local news programming.

    Since the 1970's, WKYT has been the flagship TV station for the University of Kentucky Sports Network, producing sports events and coaches' shows, such as the RICK PITINO COACH'S SHOW a half-hour show featuring the University of Kentucky basketball coach, that air on a 10-station network across Kentucky. Although WKYT focuses on the most popular University of Kentucky Wildcat sports, basketball and football, the station also features coverage of most area sporting events.

    Cross-promotion and partnerships with radio, newspapers and businesses are a source of non-traditional revenue as well as a means of community involvement. WKYT is also party to the first joint venture in the Lexington market through its production of a 10 p.m. newscast for WDKY-TV, an affiliate of the Fox Broadcasting Company ("Fox"), in Lexington, which provides additional exposure for the station's news talent as well as a new source of revenue for WKYT.

    Local programming produced by WKYT includes SCOTT'S PLACE, a weekly half-hour children's show which is carried on WJHG, WVLT, WYMT and WRDW, and DIRECTIONS and 27 NEWSMAKERS, two weekly public affairs programs dealing with minority and government and political issues, respectively. In addition, WKYT also carries programming provided by CBS and syndicated programming, including OPRAH!, JEOPARDY!, AMERICAN JOURNAL, DEEP SPACE NINE, UNTOUCHABLES, CROOK AND CHASE, DR QUINN MEDICINE WOMAN, WHEEL OF FORTUNE and THE ANDY GRIFFITH SHOW.

WYMT, THE CBS AFFILIATE IN HAZARD, KENTUCKY

    WYMT, acquired by the Company in September 1994, began operations in 1985. WYMT has carved out a niche trading area comprising 18 counties in eastern and southeastern Kentucky. This trading area is a separate market area of the Lexington, Kentucky DMA with approximately 166,000 television households and a total population of approximately 463,000. WYMT is the only commercial television station in this 18-county trading area. Total Market Revenues in the 18-county trading area and WYMT's gross revenues in the 18-county trading area for the year ended December 31, 1996 were approximately $4.8 million, an increase of 17.1% from the prior year. WYMT's net income before extraordinary charge (before the allocation of corporate and administrative expenses and after estimated income taxes computed at statutory rates) for the year ended December 31, 1996 was approximately $166,000, an increase of 419% from the corresponding prior year. WYMT is the sister station of WKYT and shares many resources and simulcasts some local programming with WKYT.

    The following table sets forth Market Revenues for the 18-county trading area and ranking information for WYMT (based upon its position in its 18-county trading area):

                                                                   YEAR ENDED DECEMBER 31
                                                               -------------------------------
                                                                 1996       1995       1994
                                                               ---------  ---------  ---------
                                                                   (DOLLARS IN THOUSANDS)
Market Revenues in the 18-county trading area(1).............  $   4,800  $   4,100  $   3,800
Market Revenues growth over prior year.......................         17%         9%         8%
In-market share of households viewing television.............         27%        24%        20%
Rank in market...............................................          1          1          1

------------------------

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

    The trading area's economy is centered around coal and related industries and some light manufacturing. In recent years, the coal industry has undergone a major restructuring due to consolidation in the industry and advances in technology. Approximately 11,000 manufacturing jobs exist in the Hazard trading area, most of which are concentrated in the Cumberland Valley area, a Kentucky Area Development District located in the southern portion of the 18-county trading area.

    STATION PERFORMANCE. WYMT, which operates on channel 57, is a CBS affiliate. WYMT is ranked number one, based on November 1996 Nielsen estimates, in its trading area with a 27% in-market share of households viewing television, which is fifteen points ahead of the competition. WYMT's Mountain News at 6:30 a.m., 6 p.m. and 11 p.m. is ranked number one in the 18-county trading area. In addition to the Mountain News, WYMT simulcasts WKYT's 6 a.m., noon, 5 p.m. and 5:30 p.m. newscasts Monday through Friday, all of which rank number one in the 18-county trading area. WYMT includes local inserts into these simulcasted news programs in order to add an enhanced degree of local content. The station attributes its success to its position as the only commercial broadcaster in the 18-county trading area and to customer and community loyalty.

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

    In 1994, WYMT installed a state-of-the-art digital playback system in its master control room. This new system has allowed WYMT to adopt a computer-based playback format that has resulted in significant cost savings and an improved on-air appearance.

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

WRDW, THE CBS AFFILIATE IN AUGUSTA, GEORGIA

    WRDW, acquired by the Company in January 1996, began operations in 1954. Augusta, Georgia is the 111th largest DMA in the United States, with approximately 223,000 television households and a total population of approximately 630,000. Total Market Revenues in the Augusta DMA in 1996 were approximately $27.5 million, a 7% increase over 1995. WRDW's pro forma gross revenues for the year ended December 31, 1996 were approximately $10.5 million, an increase of 9.3% from the corresponding prior year on a pro forma basis. WRDW's pro forma net income before extraordinary charge (before the allocation of corporate and administrative expenses and after estimated income taxes computed at statutory rates) for the year ended December 31, 1996 was approximately $74,000, as compared to a net loss of $386,000 for the prior year on a pro forma basis. The Augusta DMA has four licensed commercial television stations, all of which are affiliated with a major network. The Augusta DMA also has two public television stations.

    The following table sets forth Market Revenues for the Augusta DMA and in-market share and ranking information for WRDW:

                                                                   YEAR ENDED DECEMBER 31
                                                               -------------------------------
                                                                 1996       1995       1994
                                                               ---------  ---------  ---------
                                                                   (DOLLARS IN THOUSANDS)
Market Revenues in DMA.......................................  $  27,500  $  25,700  $  24,700
Market Revenues growth over prior year.......................          7%         4%         8%
In-market share of households viewing television.............         38%        36%        36%
Rank in market...............................................          1          1          1

    MARKET DESCRIPTION. The Augusta DMA consists of 19 counties in eastern Georgia and western South Carolina, including the cities of Augusta, Georgia and North Augusta and Aiken, South Carolina. The Augusta, Georgia area is one of Georgia's major metropolitan/regional centers, with a particular emphasis on health services, manufacturing and the military. The Federal government employs military and civilian personnel at the Department of Energy's Savannah River Site, a nuclear processing plant, and Fort Gordon, a U.S. Army military installation. Augusta has eight large hospitals which collectively employ approximately 20,000 and reinforce Augusta's status as a regional healthcare center. Augusta is also home to the Masters Golf Tournament, which has been broadcast by CBS for 41 years.

    STATION PERFORMANCE. WRDW, which operates on channel 12, is a CBS affiliate. Based on November 1996 Nielsen estimates, WRDW is ranked number one in its market, with a 38% in-market share of households viewing television, which is six share points ahead of the competition. WRDW also received 38% of the Augusta DMA's Market Revenues in 1996. WRDW can be viewed on all 29 cable systems in its DMA and nine cable systems outside of its DMA. Since 1992, WRDW has risen from a weak second-place ranking to the number one position. WRDW's weekday news programs at noon, 5 p.m., 6 p.m. and, 11 p.m., and five weekend slots are ranked number one in household rating and share. WRDW attributes its number one position in the market to its strong syndicated programming which leads into and out of its weekly news programs as well as its expanded local news coverage. WRDW was also the leader in prime time in the November 1996 Nielsen estimates. WRDW has positioned itself as "The News Station" in the DMA. In January 1996, WRDW began providing local cut-ins to the CNN news slots on cable, with all revenues from commercial inserts going to the station. In addition, as the local CBS affiliate in the DMA, WRDW produces local Masters programming, such as THE GREEN JACKET PROGRAM, a show hosted by Paul Davis that includes interviews with many golf celebrities.

    In addition to 38.5 hours of local news the station also produces its own local programming, including TIME TO CARE, PRIMETIME SPECIALS and PAINE COLLEGE PRESENTS, a semi-monthly local public affairs show. In addition to carrying the programming provided by CBS, WRDW carries syndicated programming including:
OPRAH!, INSIDE EDITION, LIVE WITH REGIS AND KATHY LEE, WHEEL OF FORTUNE and JEOPARDY!

WCTV, THE CBS AFFILIATE IN TALLAHASSEE, FLORIDA/THOMASVILLE, GEORGIA

    WCTV, acquired by the Company in September 1996, began operations in 1955. Tallahassee, Florida/ Thomasville, Georgia is the 114th largest DMA in the United States, with approximately 215,000 television households and total population of approximately 602,000. Total Market Revenues in the Tallahassee/ Thomasville DMA in 1996 were approximately $21.3 million, a 7% increase over 1995. WCTV's pro forma gross revenues for the year ended December 31, 1996 were approximately $15.0 million, an increase of 12.6% from the corresponding prior period on a pro forma basis. WCTV's pro forma net loss (before the allocation of corporate and administrative expenses and after estimated income taxes computed at statutory rates) for the year ended December 31, 1996 was approximately $1.9 million, a decrease of $878,000 from the net loss of $2.8 million for the prior year on a pro forma basis. The Tallahassee/ Thomasville DMA has four licensed commercial television stations, all of which are affiliated with major networks. The Tallahassee/Thomasville DMA also has one public station.

    The following table sets forth Market Revenues in the Tallahassee/Thomasville DMA and in-market share and ranking information for
WCTV:

                                                                   YEAR ENDED DECEMBER 31
                                                               -------------------------------
                                                                 1996       1995       1994
                                                               ---------  ---------  ---------
                                                                   (DOLLARS IN THOUSANDS)
Market Revenues in DMA.......................................  $  21,300  $  19,900  $  18,900
Market Revenues growth over prior year.......................          7%         5%        10%
In-market share of households viewing television.............         63%        60%        65%
Rank in market...............................................          1          1          1

    MARKET DESCRIPTION. The Tallahassee/Thomasville DMA, consisting of 18 counties in the panhandle of Florida and southwest Georgia, includes Tallahassee, the capital of Florida, and Thomasville, Valdosta and Bainbridge, Georgia. The Tallahassee/Thomasville economy centers around state and local government as well as state and local universities which include Florida State University, Florida A&M University, Tallahassee Community College and Valdosta State College. Florida State University is the largest university located in the DMA and its main campus is located within the city of Tallahassee.

    STATION PERFORMANCE. WCTV is a CBS affiliate and operates on channel 6. WCTV is the only VHF station in the Tallahassee/Thomasville DMA. Based on November 1996 Nielsen estimates, WCTV is ranked number one in its market, with a 63% in-market share of households viewing television. WCTV can be viewed on 47 cable systems in its DMA and 32 cable systems outside of its DMA. WCTV received 70% of the Tallahassee/Thomasville DMA's Market Revenues in 1996.

    WCTV considers its news department to be a key component of its operations. The station attributes its successful news programming in part to its bureaus in Tallahassee, Valdosta and Thomasville and its news gathering vehicles. WCTV produces five news programs and two news cut-ins each day which total four hours of news per weekday. All news programs are closed-captioned. The station has the number one in-market share in news at 6 a.m., noon, 5:30 p.m., 6 p.m. and 11 p.m. on weekdays and 6 p.m. and 11 p.m. on weekends.

    The station produces the BOBBY BOWDEN SHOW, a coach's show for Florida State University. In addition to carrying network programming supplied by CBS, WCTV carries syndicated programming including WHEEL OF FORTUNE, INSIDE EDITION, CROOK AND CHASE, JEOPARDY! and OPRAH!

WALB, THE NBC AFFILIATE IN ALBANY, GEORGIA

    WALB was founded by the Company and began operations in 1954. Albany, Georgia is the 150th largest DMA in the United States with approximately 133,000 television households and a total population of approximately 383,000. Total Market Revenues in the Albany DMA in 1996 were approximately $13.2 million, a 8% increase over 1995. WALB's gross revenues for the year ended December 31, 1996 were approximately $11.8 million, an increase of 12.5% from the corresponding prior year. WALB's net income (before the allocation of corporate and administrative expenses and after estimated income taxes computed at statutory rates) for the year ended December 31, 1996 was approximately $3.4 million, an increase of 15.2% from the prior year. The Albany DMA has four licensed commercial television stations, three of which are affiliated with networks. The Albany DMA also has one public television station.

    The following table sets forth Market Revenues for the Albany DMA and in-market share and ranking information for WALB:

                                                                   YEAR ENDED DECEMBER 31
                                                               -------------------------------
                                                                 1996       1995       1994
                                                               ---------  ---------  ---------
                                                                   (DOLLARS IN THOUSANDS)
Market Revenues in DMA.......................................  $  13,200  $  12,200  $  11,600
Market Revenues growth over prior year.......................          8%         5%        17%
In-market share of households viewing television.............         80%        80%        80%
Rank in market...............................................          1          1          1

    MARKET DESCRIPTION. The Albany DMA, consists of 17 counties in southwest Georgia. Albany, 170 miles south of Atlanta, is a regional center for manufacturing, agriculture, education, health care and military service. Leading employers in the area include: The Marine Corps Logistics Base, Phoebe Putney Memorial Hospital, The Proctor & Gamble Company, Miller Brewing Company, Cooper Tire & Rubber Company, Bob's Candies, Coats and Clark Inc., Merck & Co., Inc., MacGregor (USA) Inc. and M&M/ Mars. Albany State College and Darton College are also located within this area.

    STATION PERFORMANCE. WALB, which operates on channel 10, is the only VHF station in the Albany DMA and is an NBC affiliate. Based on the November 1996 Nielsen estimates, WALB is ranked number one in its market, with an 80% in-market share of households viewing television, which is 62 share points ahead of the competition. WALB has the strongest signal in its DMA and can be viewed on all of the 26 cable systems in its DMA and 51 cable systems outside of its DMA. WALB received 89% of the Albany DMA's Market Revenues in 1996.

    WALB is the number one ranked NBC affiliate in the United States and is ranked third in United States sign-on to sign-off among all networks (Source:
Nov. '96 Nielsen/KATZ SNAP). WALB's TODAY IN

GEORGIA is the number one ranked early morning news program for an NBC affiliate in the United States and is ranked second in United States among all networks (Source: Nov. '96 Nielsen/KATZ SNAP). WALB is known as "South Georgia's Number One News Source." The station's news is its primary focus. WALB is the number one local news source in all of its time slots. WALB is the only station in its market with both electronic and satellite news gathering trucks, allowing the Company to provide live coverage. WALB broadcasts three hours and 20 minutes of news each weekday and two hours of news each weekend day.

    The station produces its own local programming including TOWN AND COUNTRY, a live morning show that travels to various locations in Georgia and DIALOG, a weekly public affairs show focusing on minority issues. In addition to carrying programming supplied by NBC, WALB carries syndicated programming, including OPRAH!, ENTERTAINMENT TONIGHT, THE ANDY GRIFFITH SHOW, MONTEL WILLIAMS, RICKI LAKE and MARTIN.

    The Company will be required to divest this station pursuant to existing FCC regulations. See "Divestiture Requirements" and "The First American Acquisition, the KTVE Sale and the Financing."

WJHG, THE NBC AFFILIATE IN PANAMA CITY, FLORIDA

    WJHG, acquired by the Company in 1960, began operations in 1953. Panama City, Florida is the 159th largest DMA in the United States, with approximately 113,000 television households and a total population of approximately 308,000. Total Market Revenues in the Panama City DMA in 1996 were approximately $10.5 million, a 6% increase over 1995. WJHG's gross revenues for the year ended December 31, 1996 were approximately $5.9 million, an increase of 37.3% from the prior year. WJHG's net income (before the allocation of corporate and administrative expenses and after estimated income taxes computed at statutory rates) for the year ended December 31, 1996 was approximately $674,000, an increase of 229% from the prior year. The Panama City DMA has three licensed commercial television stations, all of which are affiliated with major networks. In addition, a CBS signal is provided by a station in Dothan, Alabama, an adjacent DMA. The Panama City DMA also has one public television station.

    The following table sets forth Market Revenues for the Panama City DMA and in-market share and ranking information for WJHG:

                                                                 YEAR ENDED DECEMBER 31
                                                           -----------------------------------
                                                              1996         1995        1994
                                                           -----------  ----------  ----------
                                                                 (DOLLARS IN THOUSANDS)
Market Revenues in DMA...................................  $    10,500  $    9,900  $    9,500
Market Revenues growth over prior year...................            6%          4%         22%
In-market share of households viewing television.........           55%         53%         46%
Rank in market...........................................            1           1           1

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

    STATION PERFORMANCE. WJHG, which operates on channel 7, is an NBC affiliate. Based on November 1996 Nielsen estimates, WJHG is ranked number one in its market, with a 55% in-market share of households viewing television, which is 21 share points ahead of the competition. WJHG received 56% of the Panama City DMA's Market Revenues in 1996. WJHG can be viewed on all of the 36 cable systems in its DMA and on 29 cable systems outside its DMA.

    WJHG dominates the Panama City market in all popular news time periods and has twice the audience viewership at 5 p.m. and 10 p.m. as does the competition. WJHG also has the number one news ranking in its market at noon, 5:00 p.m., 6:00 p.m. and 10:00 p.m. on weekdays and 10:00 p.m. on weekends. WJHG's ratings success in its newscasts have allowed it to increase its overall unit rates and to negotiate for larger shares of advertisers' national budgets. WJHG considers its news department to be a key component of its operations and in 1994, devoted substantial resources to redesign the set, purchase new cameras, add new graphics, develop a new logo and reformat newscasts. As part of the continuing growth of its news product, WJHG recently introduced the first noon newscast in Panama City.

    WJHG has also launched a direct mail campaign to attract new advertisers to the station. As a result of these factors, WJHG increased its gross revenues by 37.3% in 1996. WJHG is also focusing on other non-traditional revenue sources, such as developing health expositions, children's fairs and wedding shows.

    In addition to carrying programming provided by NBC, WJHG carries syndicated programming, including WHEEL OF FORTUNE, JEOPARDY!, REAL TV, HARD COPY, MAURY POVICH, JENNY JONES and RICKI LAKE.

    The Company will be required to divest this station pursuant to existing FCC regulations. See "Divestiture Requirements" and "The First American Acquisition, the KTVE Sale and the Financing."

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

    Historically, three major broadcast networks, Capital Cities/ABC, Inc. ("ABC"), NBC and CBS, dominated broadcast television. In recent years, Fox has evolved into the fourth major network by establishing a network of independent stations whose operating characteristics are similar to the major network affiliate stations, although the number of hours of network programming produced by Fox for its affiliates is less than that of the three major networks. In addition, United Paramount Network ("UPN") and Warner Brothers Network ("WB") recently have been launched as new television networks. An affiliate of UPN or WB receives a smaller portion of each day's programming from its network compared to an affiliate of the four major networks. Currently, UPN and WB provide 10 and 11.5 hours of programming per week to their affiliates, respectively.

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

    Through the 1970s, network television broadcasting enjoyed virtual dominance in viewership and television advertising revenues, because network-affiliated stations competed only with each other in most local markets. Beginning in the 1980s, this level of dominance began to change as the FCC authorized more local stations and marketplace choices expanded with the growth of independent stations and cable television services. See "Federal Regulation of the Company's Business."

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

THE ALBANY HERALD

    THE ALBANY HERALD, located in Albany, Georgia, is the only seven-day-a-week newspaper that serves southwestern Georgia. The Company changed THE ALBANY HERALD from an afternoon newspaper to a morning newspaper in 1993 and improved its graphics and layout. These changes enabled the Company to increase THE ALBANY HERALD'S newsstand and subscription prices as well as its advertising rates, resulting in an increase of revenues from $10.1 million in 1993 to $14.9 million in 1996, a 48% increase. The Company intends to increase selectively the price and advertising rates of THE ALBANY HERALD in the future. The Albany market has four other daily newspapers with a limited circulation and market area.

    THE ALBANY HERALD also publishes three other weekly editions in Georgia, The Lee County Herald, The Worth County Herald and THE CALHOUN-CLAY HERALD, all of which provide regional news coverage. Other niche publications include FARM AND PLANTATION, an agricultural paper; a monthly coupon clipper and a quarterly, direct mail coupon book called CASH CUTTERS. The Company introduced these weeklies and other niche product publications in order to better utilize THE ALBANY HERALD'S printing presses and infrastructure (such as sales and advertising). The printing press is approximately 20 years old and is in good working order. THE ALBANY HERALD cross-merchandises its publications, thereby increasing total revenues with only a small increase in related expenditures. The Company also seeks to increase THE ALBANY HERALD'S circulation and revenues through its sponsorship of special events of local interest.

THE ROCKDALE CITIZEN and the GWINNETT DAILY POST

    THE ROCKDALE CITIZEN is a six-day-a-week newspaper and the GWINNETT DAILY POST is a five-day-a-week newspaper that serve communities in the metro Atlanta area with complete local news, sports and lifestyles coverage together with national stories that directly impact their local communities.

    THE ROCKDALE CITIZEN is located in Conyers, Georgia, the county seat of Rockdale County, which is 19 miles east of downtown Atlanta. Rockdale County's population is estimated to be 64,000 in 1996.

    The GWINNETT DAILY POST, which was purchased by the Company in January 1995, is located north of Atlanta in Gwinnett County, one of the fastest growing areas in the nation. In September 1995, the Company increased the frequency of publication of the GWINNETT DAILY POST from three to five days per week in an effort to increase circulation. The GWINNETT DAILY POST announced on January 14, 1997 that subscribers to Northeast CableVision, a local cable provider, will receive subscriptions to the GWINNETT DAILY POST, including a new Sunday edition, and a new local Gwinnett TV news channel beginning, May 4, 1997. This alliance enables the GWINNETT DAILY POST to more than triple its paid circulation within growing Gwinnett County.

    The Company's operating strategy with respect to THE ROCKDALE CITIZEN and the GWINNETT DAILY POST is to increase circulation by improving the print quality, increasing the local news content and increasing its telemarketing and promotional efforts. The Rockdale Citizen's printing press is approximately 24 years old and is in good working order. The Company hired a new president of publishing in February 1996 for THE ROCKDALE CITIZEN and the GWINNETT DAILY POST in order to implement its operating strategy at these newspapers.

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

PAGERS AND PAGING SERVICES

THE PAGING BUSINESS

    The paging business, acquired by the Company in September 1996, is based in Tallahassee, Florida and operates in Columbus, Macon, Albany and Valdosta, Georgia, in Dothan, Alabama, in Tallahassee and Panama City, Florida and in certain contiguous areas. In 1996 the population of this geographic coverage area was approximately 3.0 million. The Company's paging business had approximately 49,500 units in service, representing a penetration rate of approximately 1.6%.

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

    A subscriber to the Company's paging services either owns a pager, thereby paying solely for the use of the Company's paging services, or leases a pager, thereby paying a periodic charge for both the pager and the paging services. Of the Company's pagers currently in service, approximately 73% are owned and maintained by subscribers ("COAM") with the remainder being leased. In recent years, prices for pagers have fallen considerably, and thus there has been a trend toward subscriber ownership of pagers, allowing the Company to maintain lower inventory and fixed asset levels. COAM customers historically stay on service longer, thus enhancing the stability of the subscriber base and earnings. The Company is focusing its marketing efforts on increasing its base of COAM users. The Company purchases all of its pagers from two suppliers, Panasonic and Motorola, with Motorola supplying a majority of such pagers. Due to the high demand from the Company's customers for Motorola pagers, the Company believes that its ability to offer Motorola pagers is important to its business.

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

SATELLITE TRANSMISSION AND PRODUCTION SERVICES

    The Company's satellite transmission and production services business operates broadcast and production services through mobile C-band and Ku-band transportable uplink units. Clients include The Walt Disney Company, The Golf Channel, USA Network, Turner Broadcasting System, NBC, CBS, ABC, PGA Tour Productions and The Children's Miracle Network. In January 1997, the Company agreed to acquire Gulflink Communications, Inc. ("Gulflink") of Baton Rouge, Louisiana. Gulflink's operations include nine transportable satellite uplink units, which, when combined with the Company's existing units, will comprise the largest fleet of transportable satellite uplink units in the United States. The transaction, which is expected to close in the second quarter of 1997, is subject to approval by certain regulatory agencies. Reference is made to Note C of Notes to Consolidated Financial Statements of the Company for additional information regarding business acquisitions.

ADDITIONAL INFORMATION ON BUSINESS SEGMENTS

    Reference is made to Note K of Notes to Consolidated Financial Statements of the Company for additional information regarding business segments.

COMPETITION

TELEVISION INDUSTRY

    Competition in the television industry exists on several levels: competition for audience, competition for programming (including news) and competition for advertisers. Additional factors that are material to a television station's competitive position include signal coverage and assigned frequency. The broadcasting industry is faced continually with technological change and innovation, the possible rise in popularity of competing entertainment and communications media and governmental restrictions or actions of federal regulatory bodies, including the FCC and the Federal Trade Commission, any of which could have a material effect on the Company's operations. In addition, since early 1994, there have been a number of network affiliation changes in many of the top 100 television markets. As a result, the major networks have sought longer terms in their affiliation agreements with local stations and generally have increased the compensation payable to the local stations in return for such longer term agreements. During the same time period, the rate of change of ownership of local television stations has increased.

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

NETWORK AFFILIATION OF THE STATIONS

    Each of the Company's stations is affiliated with a major network pursuant to an affiliation agreement. Each affiliation agreement provides the affiliated station with the right to broadcast all programs transmitted by the network with which the station is affiliated. In return, the network has the right to sell a substantial majority of the advertising time during such broadcasts. In exchange for every hour that a station elects to broadcast network programming, the network pays the station a specific network compensation payment which varies with the time of day. Typically, prime-time programming generates the highest hourly network compensation payments. Such payments are subject to increase or decrease by the network during the term of an affiliation agreement with provisions for advance notices and right of termination by the station in the event of a reduction in such payments. The NBC affiliation agreements for WALB and WJHG are renewed automatically every five years on September 1 unless the station notifies NBC otherwise. The CBS affiliation agreements for WKYT, WYMT, WRDW, WCTV and WVLT expire on December 31, 2004, December 31, 2004, March 31, 2005, December 31, 1999, and December 31, 1999, respectively.

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

    LICENSE GRANT AND RENEWAL. Television broadcasting licenses generally are granted or renewed for a period of five years (recently extended to eight years by the Telecommunications Act) but may be renewed for a shorter period upon a finding by the FCC that the "public interest, convenience, and necessity" would be served thereby. The broadcast licenses for WALB, WJHG, WKYT, WYMT, WRDW, WCTV and WVLT are effective until April 1, 2005, April 1, 2005, August 1, 1997, August 1, 1997, April 1, 2005, April 1, 2005 and August 1, 1997, respectively. The Telecommunications Act requires a broadcast license to be renewed if the FCC finds that: (i) the station has served the public interest, convenience and necessity; (ii) there have been no serious violations of either the Telecommunications Act or the FCC's rules and regulations by the licensee; and
(iii) there have been no other violations, which taken together would constitute a pattern of abuse. At the time an application is made for renewal of a television license, parties in interest may file petitions to deny, and such parties, including members of the public, may comment upon the service the station has provided during the preceding license term and urge denial of the application. If the FCC finds that the licensee has failed to meet the above-mentioned requirements, it could deny the renewal application or grant a conditional approval, including renewal for a lesser term. The FCC will not consider competing applications contemporaneously with a renewal application. Only after denying a renewal application can the FCC accept and consider competing applications for the license. Although in substantially all cases broadcast licenses are renewed by the FCC even when petitions to deny or competing applications are filed against broadcast license renewal applications, there can be no assurance that the Company's stations' licenses will be renewed. The Company is not aware of any facts or circumstances that could prevent the renewal of the licenses for its stations at the end of their respective license terms.

    MULTIPLE OWNERSHIP RESTRICTIONS. Currently, the FCC has rules that limit the ability of individuals and entities to own or have an ownership interest above a certain level (an "attributable" interest, as defined more fully below) in broadcast stations, as well as other mass media entities. The current rules limit the number of radio and television stations that may be owned both on a national and a local basis. On a national basis, the rules preclude any individual or entity from having an attributable interest in co-owned television stations whose aggregate audience reach exceeds 35% of all United States households.

    On a local basis, FCC rules currently allow an individual or entity to have an attributable interest in only one television station in a market. In addition, FCC rules and the Telecommunications Act generally prohibit an individual or entity from having an attributable interest in a television station and a radio station, daily newspaper or cable television system that is located in the same local market area served by the television station. Proposals currently before the FCC could substantially alter these standards. For example, in a pending rulemaking proceeding, the FCC suggested narrowing the geographic scope of the local television cross-ownership rule (the so-called "duopoly rule") from Grade B to Grade A contours for stations in adjacent markets and possibly permitting some two-station combinations within certain markets. The FCC has also proposed eliminating the TV/radio cross-ownership restriction (the so-called "one-to-a-market" rule) entirely or at least exempting larger markets. In addition, the FCC is seeking comment on issues of control and attribution with respect to local marketing agreements entered into by television stations. It is unlikely that this rulemaking will be concluded until late 1997 or later, and there can be no assurance that any of these rules will be changed or what will be the effect of any such change.

    The Telecommunications Act also directs the FCC to extend its one-to-a-market (TV-Radio) waiver policy from the top 25 to any of the top 50 markets. In addition, the Telecommunications Act directs the FCC to permit a television station to affiliate with two or more networks unless such dual or multiple networks are composed of (i) two or more of the four existing networks (ABC, CBS, NBC or Fox) or, (ii) any of the four existing networks and one of the two emerging networks (UPN or WBN). The Company believes that Congress does not intend for these limitations to apply if such networks are not operated simultaneously, or if there is no substantial overlap in the territory served by the group of stations comprising each of such networks. The Telecommunications Act also directs the FCC to revise its rules to permit cross-ownership interests between a broadcast network and a cable system. The Telecommunications Act further authorizes the FCC to consider revising its rules to permit common ownership of co-located broadcast stations and cable systems.

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

    In January 1995, the FCC released a Notice of Proposed Rule Making ("NPRM") designed to permit a "thorough review of [its] broadcast media attribution rules." Among the issues on which comment was sought are (i) whether to change the voting stock attribution benchmarks from five percent to 10% and, for passive investors, from 10% to 20%; (ii) whether there are any circumstances in which non-voting stock interests, which are currently considered non-attributable, should be considered attributable; (iii) whether the FCC should eliminate its single majority shareholder exception (pursuant to which voting interests in excess of five percent are not considered cognizable if a single majority shareholder owns more than 50% of the voting power); (iv) whether to relax insulation standards for business development companies and other widely-held limited partnerships; (v) how to treat limited liability companies and other new business forms for attribution purposes; (vi) whether to eliminate or codify the cross-interest policy; and, (vii) whether to adopt a new policy which would consider whether multiple "cross interests" or other significant business relationships (such as time brokerage agreements, debt relationships or holdings of nonattributable interests), which individually do not raise concerns, raise issues with respect to diversity and competition. It is unlikely that this inquiry will be concluded until late 1997 at the earliest and there can be no assurance that any of these standards will be changed. Should the attribution rules be changed, the Company is unable to predict what, if any, effect it would have on the Company or its activities. To the best of the Company's knowledge, no officer, director or five percent stockholder of the Company currently holds an interest in another television station, radio station, cable television system or daily newspaper that is inconsistent with the FCC's ownership rules and policies or with ownership by the Company of its stations.

    ALIEN OWNERSHIP RESTRICTIONS. The Communications Act restricts the ability of foreign entities or individuals to own or hold interests in broadcast licenses. Foreign governments, representatives of foreign governments, non-citizens, representatives of non-citizens, and corporations or partnerships organized under the laws of a foreign nation are barred from holding broadcast licenses. Non-citizens, collectively, may directly or indirectly own or vote up to 20% of the capital stock of a licensee. In addition, a broadcast license may not be granted to or held by any corporation that is controlled, directly or indirectly, by any other corporation more than one-fourth of whose capital stock is owned or voted by non-citizens or their representatives or by foreign governments or their representatives, or by non-U.S. corporations, if the FCC finds that the public interest will be served by the refusal or revocation of such license. The Company has been advised that the FCC staff has interpreted this provision of the Communications Act to require an affirmative public interest finding before a broadcast license may be granted to or held by any such corporation and the FCC has made such an affirmative finding only in limited circumstances. The Company, which serves as a holding company for wholly-owned subsidiaries that are licensees for its stations, therefore may be restricted from having more than one-fourth of its stock owned or voted directly or indirectly by non-citizens, foreign governments, representatives of non-citizens or foreign governments, or foreign corporations.

    RECENT DEVELOPMENTS. Congress has recently enacted legislation and the FCC currently has under consideration or is implementing new regulations and policies regarding a wide variety of matters that could affect, directly or indirectly, the operation and ownership of the Company's broadcast properties. In addition to the proposed changes noted above, such matters include, for example, the license renewal process (particularly the weight to be given to the expectancy of renewal for an incumbent broadcast licensee and the criteria to be applied in deciding contested renewal applications), spectrum use fees, political advertising rates, potential advertising restrictions on the advertising of certain products (beer and wine, for example), the rules and policies to be applied in enforcing the FCC's equal employment opportunity regulations, reinstitution of the Fairness Doctrine (which requires broadcasters airing programming concerning controversial issues of public importance to afford a reasonable opportunity for the expression of contrasting viewpoints), and the standards to govern evaluation of television programming directed toward children and violent and indecent programming (including the possible requirement of what is commonly referred to as the "v-chip," which would permit parents to program television sets so that certain programming would not be accessible by children). Other matters that could affect the Company's broadcast properties include technological innovations and developments generally affecting competition in the mass communications industry, such as the recent initiation of direct broadcast satellite service, and the continued establishment of wireless cable systems and low power television stations.

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

    Under rules adopted to implement these "must carry" and retransmission consent provisions, local television stations are required to make an election of "must carry" or retransmission consent at three year intervals. Stations that fail to elect are deemed to have elected carriage under the "must carry" provisions. Other issues addressed in the FCC rules are market designations, the scope of retransmission consent and procedural requirements for implementing the signal carriage provisions. Each of the Company's stations has elected "must carry" status on certain cable systems in its DMA; on others the Company's stations have entered into retransmission consent agreements. This election entitled the Company's stations to carriage on those systems until at least December 31, 1999.

    On April 8, 1993, a special three-judge panel of the U.S. District Court for the District of Columbia upheld the constitutionality of the "must carry" provisions of the 1992 Cable Act. However, on June 27, 1994, the United States Supreme Court in a 5-4 decision vacated the lower court's judgment and remanded the case to the District Court for further proceedings. Although the Supreme Court found the "must carry" rules to be content-neutral and supported by legitimate governmental interests under appropriate constitutional tests, it also found that genuine issues of material fact still remained that must be resolved in a more detailed evidentiary record. On December 12, 1995, the United States District Court for the District of Columbia upheld the "must carry" requirements compelling cable systems to carry broadcast signals. The cable industry appealed this decision to the Supreme Court, which is expected to rule on the constitutionality of the 1992 Cable Acts's must carry provisions by June 1997. In the meantime, however, the FCC's "must carry" regulations implementing the 1992 Cable Act remain in effect.

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

    The FCC must adopt ATV service rules and a table of ATV allotments before broadcasters can provide these services enabled by the new technology. On July 28, 1995, the FCC announced the issuance of a NPRM to invite comment on a broad range of issues related to the implementation of ATV, particularly the transition to digital broadcasting. The FCC announced that the anticipated role of digital broadcasting will cause it to revisit certain decisions made in an earlier order. The FCC also announced that broadcasters will be allowed greater flexibility in responding to market demand by transmitting a mix of HDTV, SDTV and perhaps other services. The FCC also stated that the NPRM would be followed by two additional proceedings and that a Final Report and Order which will launch the ATV system is anticipated later in 1997.

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

PAGING

    FEDERAL REGULATION. The Company's paging operations, acquired by the Company in September 1996, are subject to regulation by the FCC under the Communications Act. The FCC has granted the Company licenses to use the radio frequencies necessary to conduct its paging operations. Licenses issued by the FCC to the Company set forth the technical parameters, such as signal strength and tower height, under which the Company is authorized to use those frequencies.

    LICENSE GRANT AND RENEWAL. The FCC licenses granted to the Company are for varying terms of up to 10 years, at the end of which renewal applications must be approved by the FCC. The Company currently has 28 FCC licenses for its paging business. Four of such licenses will expire in 1997, 12 will expire in 1999, four will expire in 2000, two will expire in 2001, two will expire in 2006 and four will expire in 2007. In the past, paging license renewal applications generally have been granted by the FCC in most cases upon a demonstration of compliance with FCC regulations and adequate service to the public. Although the Company is unaware of any circumstances which could prevent the grant of renewal applications, no assurance can be given that any of the Company's licenses will be free of competing applications or will be renewed by the FCC. Furthermore, the FCC has the authority to restrict the operation of licensed facilities or to revoke or modify licenses. None of the Company's licenses has ever been revoked or modified involuntarily.

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

EMPLOYEES

    As of March 5, 1997, the Company had 890 full-time employees, of which 580 were employees of the Company's stations, 258 were employees of the Company's publications, 41 were employees of the Company's paging operations and 11 were corporate and administrative personnel. None of the Company's employees are represented by unions. The Company believes that its relations with its employees are satisfactory.

ITEM 2. PROPERTIES

    The Company's principal executive offices are located at 126 North Washington Street, Albany, Georgia.

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

TELEVISION BROADCASTING

    STATION/APPROXIMATE PROPERTY                                     OWNED                                   EXPIRATION
              LOCATION                           USE               OR LEASED         APPROXIMATE SIZE         OF LEASE
------------------------------------  --------------------------  -----------  ----------------------------  -----------
WKYT
  Lexington, KY.....................  Office, studio and               Owned   34,500 sq. ft. building on        --
                                      transmission tower site                  20 acres

WYMT
  Hazard, KY........................  Office and studio                Owned   21,200 sq. ft. building           --

  Hazard, KY........................  Transmission tower site         Leased                --                 June 2015

  Hazard, KY........................  Transmitter building and
                                      improvements                     Owned   1,248 sq. ft.                     --

WRDW
  North Augusta, SC.................  Office and studio                Owned   17,000 sq. ft.                    --

                                      Transmission tower site          Owned   143 acres                         --

WALB
  Albany, GA........................  Office and studio                Owned   13,700 sq. ft.                    --

  Albany, GA........................  Transmission tower site          Owned   21 acres                          --

WJHG
  Panama City, FL...................  Office and studio                Owned   14,000 sq. ft.                    --

  Youngstown, FL....................  Transmission tower site          Owned   17 acres                          --

WVLT
  Knoxville, TN.....................  Office and studio                Owned   18,300 sq. ft.                    --

  Knoxville, TN.....................  Transmission tower site         Leased   Tower space                     Dec. 1998

WCTV
  Tallahassee, FL...................  Office and studio               Leased   22,000 sq. ft.                  Dec. 2014

  Metcalf, GA.......................  Transmission tower site         Leased   182 acres                       Nov. 1999

PUBLISHING

                                                                     OWNED                                   EXPIRATION
     COMPANY/PROPERTY LOCATION                   USE               OR LEASED         APPROXIMATE SIZE         OF LEASE
------------------------------------  --------------------------  -----------  ----------------------------  -----------
The Albany Herald Publishing
  Company, Inc......................  Offices, printing press and production facility
                                      for The Albany Herald
                                      Publishing Company, Inc.         Owned   83,000 sq. ft.                    --

The Rockdale Citizen Publishing
  Company
  Conyers, GA.......................  Offices, printing press and production facility
                                      for THE ROCKDALE CITIZEN         Owned   20,000 sq. ft.                    --

  Conyers, GA.......................  Offices, printing press and production facility
                                      for THE ROCKDALE CITIZEN
                                      and the GWINNETT DAILY
                                      POST                            Leased   20,000 sq. ft.                   May 2002

  Lawrenceville, GA.................  Offices and production facilities of the GWINNETT
                                      DAILY POST                      Leased   11,000 sq. ft.                  Nov. 1997

  The Southwest Georgia Shoppers,
    Inc.
    Tallahassee, FL.................  Offices                          Owned   5,500 sq. ft.                     --

PAGING

                                                                     OWNED
         PROPERTY LOCATION                       USE               OR LEASED     APPROXIMATE SIZE     EXPIRATION OF LEASE
------------------------------------  --------------------------  -----------  ---------------------  -------------------
Albany GA...........................            Office                Leased   800 sq. ft.                     March 1997

Columbus, GA........................            Office                Leased   1,000 sq. ft.                    July 1997

Dothan, AL..........................            Office                Leased   800 sq. ft.                      Feb. 1998

Macon, GA...........................            Office                Leased   1,260 sq. ft.                    July 1998

Tallahassee, FL.....................            Office                Leased   2,400 sq. ft.               Month to month

Thomasville, GA.....................            Office                Leased   300 sq. ft.                 Month to month

Valdosta, GA........................            Office                Leased   400 sq. ft.                       May 1997

Panama City, FL.....................            Office                Leased   1,050 sq. ft.                    Jan. 1998

ITEM 3. LEGAL PROCEEDINGS

    The Company is not party to any legal proceedings in which an adverse outcome would have a material adverse effect, either individually or in the aggregate, upon the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year covered.

EXECUTIVE OFFICERS

    Set forth below is certain information with respect to the executive officers of the Company:

    J. Mack Robinson, age 73, was appointed interim President and Chief Executive Officer of the Company in September 1996. Mr. Robinson has been Chairman of the Board of Bull Run Corporation since March 1994, Chairman of the Board and President of Delta Life Insurance Company and Delta Fire and Casualty Insurance Company since 1958, President of Atlantic American Corporation, an insurance holding company, from 1974 until 1995 and Chairman of the Board of Atlantic American Corporation since 1974.

    Robert S. Prather, age 52, was appointed interim Executive Vice President-Acquisitions of the Company in September 1996. He has been President and Chief Executive Officer of Bull Run Corporation since July 1992. Prior to that time he was President and Chief Financial Officer of Phoenix Corporation, a steel service center.

    Robert A. Beizer, age 57, was appointed Vice President for Law and Development and Secretary of the Company in February 1996. From June 1994 to February 1996, he was of counsel to Venable, Baetjer, Howard & Civiletti, a law firm, in its regulatory and legislative practice group. From 1990 to 1994, Mr. Beizer was a partner at the law firm of Sidley & Austin and was head of its communications practice group in Washington, D.C. He is a past president of the Federal Communications Bar Association and a member of the ABA House of Delegates.

    Joseph A. Carriere, age 63, was appointed Vice President-Television of the Company in September 1996. Prior to that appointment, he served as Vice President-Corporate Sales from February 1996. He was appointed President and General Manager of WVLT-TV, Inc., a subsidiary of the Company, in September 1996. From November 1994 until his appointment as Vice President-Corporate Sales, he served as President and General Manager of KTVE Inc., a subsidiary of the Company. Prior to joining the Company in 1994, Mr. Carriere was employed by Withers Broadcasting Company of Colorado as General Manager from 1991 to 1994. He has served as a past chairman of the CBS Affiliates Advisory Board and as a member of the Television Board of Directors of the National Association of Broadcasters.

    William A. Fielder, III, age 38, was appointed Controller of the Company in April 1991 and appointed Vice President and Chief Financial Officer of the Company in August 1993. Prior to being appointed as Controller in 1991, he was employed by Ernst & Young LLP, the independent auditors for the Company.

    Thomas J. Stultz, age 45, was appointed Vice President of the Company and President of the Company's publishing division in February 1996. Prior to joining the Company, he was employed by Multimedia Newspaper Company, where he served as Vice President from 1990 to 1995.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

    Since June 30, 1995, the Company's Class A Common Stock has been listed and traded on The New York Stock Exchange (the "NYSE") under the symbol "GCS". Since September 24, 1996, the date of its initial issuance, the Company's Class B Common Stock has also been listed and traded on the NYSE under the symbol "GCS.B". The following table sets forth the high and low sale prices of the Company's Class A and Class B Common Stock as well as the cash dividends declared. The high and low sale prices of the Class A Common Stock (restated to give effect to the three-for-two stock split) are as reported by the NYSE for the period after June 30, 1995 and, prior to such time, the high and low bid quotations are as reported on the NASDAQ Small Cap Market. The high and low sales prices of the Class B Common Stock is as reported by the NYSE since the date of its initial issuance.

                                                             CLASS A COMMON STOCK                 CLASS B COMMON STOCK
                                                      -----------------------------------  -----------------------------------
                                                                                CASH                                 CASH
                                                                              DIVIDENDS                            DIVIDENDS
                                                                            DECLARED PER                         DECLARED PER
                                                        HIGH        LOW         SHARE        HIGH        LOW         SHARE
                                                      ---------  ---------  -------------  ---------  ---------  -------------
FISCAL 1996
  First Quarter.....................................  $   20.38  $   15.75    $     .02       --         --           --
  Second Quarter....................................      23.25      18.75          .02       --         --           --
  Third Quarter.....................................      23.13      20.25          .02    $   20.50  $   18.00       --
  Fourth Quarter....................................      21.25      17.50          .02        19.50      14.88    $     .02
FISCAL 1995
  First Quarter.....................................  $   14.50  $   10.67    $     .02       --         --           --
  Second Quarter....................................      19.33      14.50          .02       --         --           --
  Third Quarter.....................................      24.33      16.75          .02       --         --           --
  Fourth Quarter....................................      22.38      16.38          .02       --         --           --

    As of March 21, 1997, the Company had 4,496,402 outstanding shares of Class A Common Stock held by 1,412 shareholders and 3,332,382 outstanding shares of Class B Common Stock held by 1,190 shareholders. The number of shareholders includes shareholders of record and individual participants in security position listings as furnished to the Company pursuant to Rule 17Ad-8 under the Exchange Act.

    The Company has paid a dividend on its Class A Common Stock since 1967. In 1996 the Company amended its Articles of Incorporation to provide that each share of Class A Common Stock is entitled to 10 votes and each share of Class B Common Stock is entitled to one vote. The Articles of Incorporation, as amended, require that the Class A Common Stock and the Class B Common Stock receive dividends on a PARI PASSU basis. There can be no assurance of the Company's ability to continue to pay any dividends on either class of Common Stock.

    The Senior Credit Facility and the Notes each contain covenants that restrict the ability of the Company to pay dividends on its capital stock. However, the Company does not believe that such covenants currently materially limit its ability to pay dividends at the recent quarterly rate of $.02 per share. In addition to the foregoing, the declaration and payment of dividends on the Class A Common Stock and the Class B Common Stock are subject to the discretion of the Board of Directors. Any future payments of dividends will depend on the earnings and financial position of the Company and such other factors as the Board of Directors deems relevant.

    On January 3, 1996, Bull Run Corporation purchased for $10.0 million from the Company an 8% subordinated note in the principal amount of $10.0 million due in January 2005 and warrants to purchase 487,500 shares of Class A Common Stock at $17.88 per share. On September 24, 1996, the 8% subordinated note was retired and the Company issued to Bull Run Corporation, in exchange therefore, 1,000 shares of Series A Preferred Stock. Subject to certain limitations, holders of the Series A Preferred

Stock are entitled to receive, when, as and if declared by the Board of Directors, out of funds of the Company legally available for payment, cumulatve cash dividends at an annual rate of $800 per share. On September 24, 1996, the Company issued to Bull Run Corporation and to J. Mack Robinson, Chairman of the Board of Bull Run Corporation and interim President and Chief Executive Officer of the Company, and certain of his affiliates, for $10.0 million, 1,000 shares of Series B Preferred Stock with warrants to purchase 500,000 shares of Class A Common Stock at $24.00 per share. Subject to certain limitations, holders of the Series B Preferred Stock are entitled to receive, when, as and if declared by the Board of Directors, out of funds of the Company legally available for payment, cumulative dividends at an annual rate of $600 per share, except that the Company at its option may pay such dividends in cash or in additional shares of Series B Preferred Stock valued, for the purpose of determining the number of shares (or fraction thereof) of such Series B Preferred Stock to be issued, at $10,000 per share. On September 2, 1994, the Company sold to one institutional investor its note in the principal amount of $25.0 million due 2003 and received $25.0 million in cash. The Company believes that the foregoing transactions were exempt from the registration provisions of the Securities Act of 1933 pursuant to Section 4(2) of such Act.

ITEM 6. SELECTED FINANCIAL DATA

SUMMARY HISTORICAL FINANCIAL DATA

GRAY COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

    Set forth below are certain selected historical consolidated financial data of the Company. This information should be read in conjunction with the Audited Consolidated Financial Statements of the Company and related notes thereto appearing elsewhere herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations of the Company." The selected consolidated financial data for, and as of the end of, each of the years in the five-year period ended December 31, 1996 are derived from the Audited Consolidated Financial Statements of the Company and its subsidiaries. Also see pro forma data for the First American Acquisition and the Augusta Acquisition in Note C and the KTVE Sale in Note B to the Company's Audited Consolidated Financial Statements included elsewhere herein. See Item 8.

                                                                           YEAR ENDED DECEMBER 31,
                                                            ------------------------------------------------------
                                                             1996(1)     1995(2)    1994(2)     1993       1992
                                                            ----------  ---------  ---------  ---------  ---------
                                                                     (IN THOUSANDS EXCEPT PER SHARE DATA)
STATEMENTS OF INCOME DATA:
Revenues..................................................  $   79,305  $  58,616  $  36,518  $  25,113  $  24,643
Operating income..........................................      16,079      6,860      6,276      3,531      4,270
Income from continuing operations.........................       5,678        931      2,766      1,680        396
Income from continuing operations available to common
  stockholders............................................       5,302        931      2,766      1,680        396
Income from continuing operations per common share (3)....         .94        .21        .59        .36        .09
Cash dividends per common share (3).......................  $      .08  $     .08  $     .07  $     .07  $      07

BALANCE SHEET DATA (AT END OF PERIOD):
Total Assets..............................................  $  298,664  $  78,240  $  68,789  $  21,372  $  24,173
Long-term Debt............................................  $  173,368  $  54,324  $  52,940  $   7,759  $  12,412

------------------------

(1) The financial data reflects the operating results of the Augusta Acquisition and the First American Acquisition, as well as the KTVE Sale, all of which were completed in 1996, as of their respective acquisition dates. See Notes B and C to the Company's Audited Consolidated Financial Statements included elsewhere herein.

(2) The financial data reflects the operating results of various acquisitions completed in 1994 and 1995 as of their respective acquisition dates. See Note C to the Company's Audited Consolidated Financial Statements included elsewhere herein.

(3) On August 17, 1995, the Company's Board of Directors authorized a 50% stock dividend on the Company's Class A Common Stock payable October 2, 1995 to stockholders of record on September 8, 1995 to effect a three for two stock split. Income from continuing operations per common share is based on the weighted average common and common equivalent shares outstanding during each period determined using the treasury stock method. All applicable share and per share data have been adjusted to give effect to the stock split.

BROADCASTING AND PAGING OPERATIONS OF JOHN H. PHIPPS, INC.

    Set forth below are certain selected historical financial data of the Broadcasting and Paging Operations of John H. Phipps, Inc. (referred to herein as the "First American Business"), which was acquired by the Company in September 1996. This information should be read in conjunction with the Audited Financial Statements of the Broadcasting and Paging Operations of John H. Phipps, Inc. and related notes thereto appearing elsewhere herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations of the First American Business." The selected financial data for, and as of the end of, the nine months ended September 30, 1996 and each of the years in the three-year period ended December 31, 1995 are derived from the audited financial statements of the First American Business. The selected financial data for, and as of the end of, the year ended December 31, 1992 is derived from the unaudited accounting records of the First American Business. See Item 8.

                                                          NINE MONTHS
                                                             ENDED               YEAR ENDED DECEMBER 31,
                                                         SEPTEMBER 30,  ------------------------------------------
                                                            1996(3)       1995       1994       1993      1992(1)
                                                         -------------  ---------  ---------  ---------  ---------
                                                                              (IN THOUSANDS)
STATEMENTS OF OPERATIONS DATA:
Revenues...............................................    $  21,203    $  27,321  $  25,801  $  23,248  $  18,169
Operating income (loss)................................       (1,703)       7,382      7,668      4,687      5,646
Income (loss) from continuing operations before
  minority interests...................................       (1,925)       6,896      7,854      4,071      5,212
Income (loss) from continuing operations after minority
  interests............................................       (1,773)       6,349      7,219      3,931      4,881
Income (loss) from continuing operations per common
  share(4).............................................
Cash dividends per common share(4).....................
Supplemental unaudited pro forma information:(2)
  Net income (loss)....................................       (1,773)       6,349      7,219      3,931      4,881
  Pro forma provision for income tax expense
    (benefit)..........................................         (674)       2,413      2,743      1,500      1,855
                                                         -------------  ---------  ---------  ---------  ---------
  Pro forma net income (loss)..........................    $  (1,099)   $   3,936  $   4,476  $   2,431  $   3,026
                                                         -------------  ---------  ---------  ---------  ---------
                                                         -------------  ---------  ---------  ---------  ---------
BALANCE SHEET DATA (AT END OF PERIOD):
Total Assets...........................................                 $  27,562  $  25,298  $  24,819  $  25,068
Long-term Debt.........................................                 $   4,810  $   6,065  $   6,542  $   7,697

------------------------

(1) Includes the acquisition of a majority interest in WKXT in July 1992, which was accounted for using the purchase method of accounting.

(2) John H. Phipps, Inc. and its subsidiaries filed a consolidated federal income tax return and separate state tax returns. Income tax expense for the First American Business is not presented in the financial statements as such amounts are computed and paid by John H. Phipps, Inc. Pro forma federal and state income taxes for the First American Business are calculated on a pro forma, separate return basis. See Note E to the September 30, 1996 Audited Financial Statements of the Broadcasting and Paging Operations of John H. Phipps, Inc. included elsewhere herein. See Item 8.

(3) On September 30, 1996, Gray purchased from First American Media, Inc. substantially all of the broadcasting and paging assets of John H. Phipps, Inc.

(4) Per share data is not applicable for the Broadcasting and Paging Operations of John H. Phipps, Inc.

    THESE SUMMARIES SHOULD BE READ IN CONJUNCTION WITH THE RELATED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED UNDER ITEM 8.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS OF THE COMPANY

INTRODUCTION

    The following analysis of the financial condition and results of operations of the Company should be read in conjunction with the Company's Audited Consolidated Financial Statements and notes thereto included elsewhere herein.

    The Company derives its revenues from its television broadcasting, publishing and paging operations. In September 1996, the Company acquired substantially all of the assets of WKXT-TV, WCTV-TV, a satellite production and services business and a communications and paging business (the "First American Acquisition"). Subsequent to the First American Acquisition, the Company rebranded WKXT with the call letters WVLT ("WVLT") as a component of its strategy to promote the station's upgraded news product. On January 4, 1996, the Company purchased substantially all of the assets of WRDW-TV (the "Augusta Acquisition"). The First American Acquisition and the Augusta Acquisition are collectively referred to as the "1996 Broadcasting Acquisitions." In September 1994, the Company purchased substantially all of the assets of WKYT-TV and WYMT-TV (the "Kentucky Acquisition"). As a result of the 1996 Broadcasting Acquisitions and the Kentucky Acquisition, the proportion of the Company's revenues derived from television broadcasting has increased significantly. The Company currently has signed a letter of intent to purchase substantially all of the assets of WITN-TV, the NBC affiliate in the Greenville-Washington-New Bern, North Carolina market. The Company has also signed an agreement to purchase Gulflink Communications, Inc., which is in the transportable satellite uplink business, a business in which the Company is already engaged. The Company anticipates that the proportion of the Company's revenues derived from television broadcasting will increase further if such acquisitions are completed. As a result of the higher operating margins associated with the Company's television broadcasting operations, the profit contribution of these operations as a percentage of revenues, has exceeded, and is expected to continue to exceed, the profit contributions of the Company's publishing and paging operations. Set forth below, for the periods indicated, is certain information concerning the relative contributions of the Company's television broadcasting, publishing and paging operations.

                                                                         YEAR ENDED DECEMBER 31,
                                                -------------------------------------------------------------------------
                                                         1996                     1995                     1994
                                                -----------------------  -----------------------  -----------------------
                                                              PERCENT                  PERCENT                  PERCENT
                                                  AMOUNT     OF TOTAL      AMOUNT     OF TOTAL      AMOUNT     OF TOTAL
                                                ----------  -----------  ----------  -----------  ----------  -----------
                                                                         (DOLLARS IN THOUSANDS)
BROADCASTING
Revenues......................................  $ 54,981.3       69.3%   $ 36,750.0       62.7%   $ 22,826.4       62.5%
Operating income(1)...........................    16,988.7       84.0%     10,585.2       94.1%      6,556.0       78.4%

PUBLISHING
Revenues......................................  $ 22,845.3       28.8%   $ 21,866.2       37.3%   $ 13,692.0       37.5%
Operating income(1)...........................     3,166.7       15.7%        660.2        5.9%      1,804.0       21.6%
PAGING
Revenues......................................  $  1,478.6        1.9%   $      -0-        -0-%   $      -0-        -0-%
Operating income(1)...........................        71.4        0.3%          -0-        -0-%          -0-        -0-%

------------------------

(1) Represents income before miscellaneous income (expense), allocation of corporate overhead, interest expense, income taxes and extraordinary charge.

    The operating revenues of the Company's television stations are derived primarily from broadcast advertising revenues and, to a much lesser extent, from compensation paid by the networks to the stations for broadcasting network programming. The operating revenues of the Company's publishing operations are derived from advertising, circulation and classified revenue. Paging revenue is derived primarily from the leasing and sale of pagers.

    In the Company's broadcasting operations, broadcast advertising is sold for placement either preceding or following a television station's network programming and within local and syndicated programming. Broadcast advertising is sold in time increments and is priced primarily on the basis of a program's popularity among the specific audience an advertiser desires to reach, as measured by Nielsen Media Research ("Nielsen"). In addition, broadcast advertising rates are affected by the number of advertisers competing for the available time, the size and demographic makeup of the market served by the station and the availability of alternative advertising media in the market area. Broadcast advertising rates are the highest during the most desirable viewing hours, with corresponding reductions during other hours. The ratings of a local station affiliated with a major network can be affected by ratings of network programming.

    Most broadcast advertising contracts are short-term, and generally run only for a few weeks. Approximately 54.4% of the gross revenues of the Company's television stations for the year ended December 31, 1996 were generated from local advertising, which is sold primarily by a station's sales staff directly to local accounts, and the remainder represented primarily national advertising, which is sold by a station's national advertising sales representative. The stations generally pay commissions to advertising agencies on local, regional and national advertising and the stations also pay commissions to the national sales representative on national advertising.

    Broadcast advertising revenues are generally highest in the second and fourth quarters each year, due in part to increases in consumer advertising in the spring and retail advertising in the period leading up to and including the holiday season. In addition, broadcast advertising revenues are generally higher during even numbered election years due to spending by political candidates, which spending typically is heaviest during the fourth quarter.

    The Company's publishing operations' advertising contracts are generally entered into annually and provide for a commitment as to the volume of advertising to be purchased by an advertiser during the year. The publishing operations' advertising revenues are primarily generated from local advertising. As with the broadcasting operations, the publishing operations' revenues are generally highest in the second and fourth quarters of each year.

    The Company's paging subscribers either own pagers, thereby paying solely for the use of the Company's paging services, or lease pagers, thereby paying a periodic charge for both the pagers and the paging services. Of the Company's pagers currently in service, approximately 73% are owned and maintained by subscribers with the remainder being leased. The terms of the lease contracts are month-to-month, three months, six months or twelve months in duration. Paging revenues are generally equally distributed throughout the year.

    The broadcasting operations' primary operating expenses are employee compensation, related benefits and programming costs. The publishing operations' primary operating expenses are employee compensation, related benefits and newsprint costs. The paging operations' primary operating expenses are employee compensation and telephone and other communications costs. In addition, the broadcasting, publishing and paging operations incur overhead expenses, such as maintenance, supplies, insurance, rent and utilities. A large portion of the operating expenses of the broadcasting, publishing and paging operations is fixed, although the Company has experienced significant variability in its newsprint costs in recent years.

    The following table sets forth certain operating data for the broadcast, publishing and paging operations for the years ended December 31, 1996, 1995 and 1994.

                                                                                  YEAR ENDED DECEMBER 31,
                                                                             ----------------------------------
                                                                                1996        1995        1994
                                                                             ----------  ----------  ----------
                                                                                   (DOLLARS IN THOUSANDS)
Operating income...........................................................  $ 16,078.9  $  6,859.7  $  6,276.4
Add:
  Amortization of program license rights...................................     2,742.7     1,647.0     1,218.0
  Depreciation and amortization............................................     7,662.5     3,958.9     2,141.6
  Corporate overhead.......................................................     3,218.6     2,258.3     1,958.4
  Non-cash compensation and contribution to 401(k) plan, paid in Common
    Stock..................................................................     1,126.6     2,612.2       109.5
Less:
  Payments for program license liabilities.................................    (2,877.1)   (1,776.8)   (1,181.6)
                                                                             ----------  ----------  ----------
Media cash flow(1).........................................................  $ 27,952.2  $ 15,559.3  $ 10,522.3
                                                                             ----------  ----------  ----------
                                                                             ----------  ----------  ----------

------------------------

(1) Of media cash flow, $22.6 million, $13.6 million and $8.0 million was attributable to the Company's broadcasting operations in 1996, 1995 and 1994, respectively; $5.0 million, $2.0 million and $2.5 million was attributable to the Company's publishing operations in 1996, 1995 and 1994, respectively; and $400,900, $-0-and $-0- was attributable to the Company's paging operations in 1996, 1995 and 1994, respectively.

    "Media cash flow" is defined as operating income from broadcast, publishing and paging operations before income taxes and interest expense, plus depreciation and amortization (including amortization of program license rights), non-cash compensation and corporate overhead, less payments for program license liabilities. The Company has included media cash flow data because such data are commonly used as a measure of performance for broadcast, publishing and paging companies and are also used by investors to measure a company's ability to service debt. Media cash flow is not, and should not be used as, an indicator or alternative to operating income, net income or cash flow as reflected in the Company's Audited Consolidated Financial Statements, and is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

    Since 1994, the Company has completed several broadcasting and publishing acquisitions and a broadcasting disposition. The financial results of the Company reflect significant increases between the years ended December 31, 1996, December 31, 1995 and December 31, 1994 in substantially all line items. The principal reason for these increases was the completion by the Company of the First American Acquisition (September 1996), the Augusta Acquisition (January
1996) and the Kentucky Acquisition (September 1994). The purchase price for the First American Acquisition was approximately $183.9 million, of which, $175.5 million was cash, $1.8 million was in the form of acquisition-related costs, and approximately $6.6 million resulted from assumed liabilities. The purchase price for the Augusta Acquisition was $35.9 million in cash and the assumption of $1.3 million in liabilities. The purchase price for the Kentucky Acquisition consisted of $38.1 million in cash and the assumption of $2.3 million of liabilities. The Company sold the assets of KTVE Inc. (the "KTVE Sale"), its NBC-affiliated television station, in Monroe, Louisiana/El Dorado, Arkansas on August 20, 1996. The sales price included $9.5 million in cash plus the amount of the accounts receivable (approximately $829,000).

    In addition, during 1995 the Company acquired the GWINNETT DAILY POST for approximately $3.7 million (January 1995) and three area weekly advertising only direct mail publications ("Shoppers") for an aggregate purchase price of approximately $1.4 million (September 1995) (the "1995 Publishing
Acquisitions"), and during 1994 the Company acquired THE ROCKDALE CITIZEN for approximately $4.8 million (May

1994) and four Shoppers located in southwest Georgia for approximately $1.5 million (October 1994) (the "1994 Publishing Acquisitions"). The 1995 Publishing Acquisitions and the 1994 Publishing Acquisitions are collectively referred to as the "Publishing Acquisitions."

CASH FLOW PROVIDED BY (USED IN) OPERATING, INVESTING AND FINANCING ACTIVITIES

    The following table sets forth certain cash flow data for the Company for the years ended December 31, 1996, 1995 and 1994.

                                                              YEAR ENDED DECEMBER 31,
                                                       --------------------------------------
                                                           1996          1995        1994
                                                       -------------  ----------  -----------
                                                               (DOLLARS IN THOUSANDS)
Cash flows provided by (used in)
  Operating activities...............................  $    12,055.0  $  7,599.7  $   5,797.8
  Investing activities...............................     (214,440.9)   (8,929.3)   (42,770.2)
  Financing activities...............................      202,876.9     1,331.0     37,199.7

BROADCASTING, PUBLISHING AND PAGING REVENUES

    Set forth below are the principal types of broadcasting, publishing and paging revenues earned by the Company's television stations, publishing and paging operations for the periods indicated and the percentage contribution of each to the Company's total broadcasting, publishing and paging revenues, respectively:

                                                                      YEAR ENDED DECEMBER 31,
                                             -------------------------------------------------------------------------
                                                      1996                     1995                     1994
                                             -----------------------  -----------------------  -----------------------
                                               AMOUNT         %         AMOUNT         %         AMOUNT         %
                                             ----------  -----------  ----------  -----------  ----------  -----------
                                                                      (DOLLARS IN THOUSANDS)
BROADCASTING
Net Revenues:
  Local....................................  $ 30,045.6       37.9%   $ 20,888.1       35.6%   $ 12,191.4       33.4%
  National.................................    15,611.1       19.7%     10,881.1       18.6%      7,804.4       21.4%
  Network compensation.....................     3,660.7        4.6%      2,486.8        4.2%      1,297.5        3.5%
  Political................................     3,612.5        4.6%      1,174.2        2.0%      1,029.0        2.8%
  Production and other.....................     2,051.4        2.5%      1,319.8        2.3%        504.1        1.4%
                                             ----------      -----    ----------      -----    ----------      -----
                                             $ 54,981.3       69.3%   $ 36,750.0       62.7%   $ 22,826.4       62.5%
                                             ----------      -----    ----------      -----    ----------      -----
                                             ----------      -----    ----------      -----    ----------      -----
PUBLISHING
Revenues:
  Circulation..............................  $  4,271.6        5.4%   $  3,783.8        6.5%   $  2,628.9        7.2%
  Local advertising........................    11,089.7       14.0%     11,044.2       18.8%      7,460.3       20.4%
  Classifieds..............................     6,150.0        7.8%      5,323.8        9.1%      3,174.2        8.7%
  Other....................................     1,334.0        1.6%      1,714.4        2.9%        428.6        1.2%
                                             ----------      -----    ----------      -----    ----------      -----
                                             $ 22,845.3       28.8%   $ 21,866.2       37.3%   $ 13,692.0       37.5%
                                             ----------      -----    ----------      -----    ----------      -----
                                             ----------      -----    ----------      -----    ----------      -----
PAGING
Revenues:
  Paging lease and service.................  $  1,557.0        2.0%   $      0.0        0.0%   $      0.0        0.0%
  Other....................................       (78.4)      (0.1)%         0.0        0.0%          0.0        0.0%
                                             ----------      -----    ----------      -----    ----------      -----
                                                1,478.6        1.9%   $      0.0        0.0%   $      0.0        0.0%
                                             ----------      -----    ----------      -----    ----------      -----
                                             ----------      -----    ----------      -----    ----------      -----
TOTAL......................................  $ 79,305.2      100.0%   $ 58,616.2      100.0%   $ 36,518.4      100.0%
                                             ----------      -----    ----------      -----    ----------      -----
                                             ----------      -----    ----------      -----    ----------      -----

YEAR ENDED DECEMBER 31, 1996 TO YEAR ENDED DECEMBER 31, 1995

    REVENUES. Total revenues for the year ended December 31, 1996 increased $20.7 million, or 35.3%, over the year ended December 31, 1995, from $58.6 million to $79.3 million. This increase was attributable to the net effect of
(i) increased revenues as a result of the 1996 Broadcasting Acquisitions, (ii) increases in total revenues of the Company (excluding the 1996 Broadcasting Acquisitions) and (iii) decreased revenues as a result of the KTVE Sale. The 1996 Broadcasting Acquisitions, net of the effects of the KTVE Sale, accounted for $16.4 million, or 79.3%, of the revenue increase.

    Broadcast net revenues increased $18.3 million, or 49.6%, over the prior year, from $36.7 million to $55.0 million. The 1996 Broadcasting Acquisitions, net of the effects of the KTVE Sale, accounted for $14.9 million, or 81.9%, of the broadcast net revenue increase. On a pro forma basis, assuming the 1996 Broadcasting Acquisitions had been effective on January 1, 1995, broadcast net revenues for the 1996 Broadcasting Acquisitions for the year ended December 31, 1996 increased $2.0 million, or 6.4%, over the year ended December 31, 1995 from $31.3 million to $33.3 million. The KTVE Sale resulted in a decrease in broadcast net revenues of $1.2 million. Broadcast net revenues, excluding the 1996 Broadcasting Acquisitions and the operating results of KTVE, increased $3.3 million, or 9.0%, over the prior year. Approximately $1.4 million, $1.4 million, $267,000 and 224,000 of the $3.3 million increase in broadcast net revenues, excluding the 1996 Broadcasting Acquisitions and the operating results of KTVE, was due to increased political advertising spending, local advertising spending, network compensation and other revenue, respectively.

    Publishing revenues increased $979,000, or 4.5%, over the prior year, from $21.9 million to $22.8 million. Circulation and classified advertising revenue comprised approximately $486,000 and $826,000, respectively, of the revenue increase. This increase in circulation revenue was attributable primarily to price increases in 1996 at two of the Company's publishing operations and the conversion of the GWINNETT DAILY POST to a five-day-a-week paper. The increase in classified advertising was primarily the result of linage increases. These increases were offset by a decrease of $267,000 in commercial printing revenue.

    Paging revenue increased $1.5 million due to the 1996 Broadcasting Acquisitions. On a pro forma basis, assuming the 1996 Broadcasting Acquisitions had been effective on January 1, 1995, paging revenue for the year ended December 31, 1996 increased $621,000, or 12.7%, over the year ended December 31, 1995 from $4.9 million to $5.5 million. The increase was attributable primarily to higher sales volume generated by a reseller program implemented during 1995.

    OPERATING EXPENSES. Operating expenses for the year ended December 31, 1996 increased $11.5 million, or 22.2%, over the year ended December 31, 1995 from $51.7 million to $63.2 million. This increase was attributable to the net effect of (i) increased expenses resulting from the 1996 Broadcasting Acquisitions,
(ii) increases in total expenses of the Company (excluding the 1996 Broadcasting Acquisitions), (iii) decreased expenses resulting from the KTVE Sale, (iv) decreased publishing expenses and (v) decreased non-cash compensation. The 1996 Broadcasting Acquisitions net of the effects of the KTVE Sale accounted for $9.3 million, or 80.7%, of the increase in operating expenses.

    Broadcast expenses increased $9.2 million, or 39.8%, over the prior year, from $23.2 million to $32.4 million. The increase was attributable primarily to the 1996 Broadcasting Acquisitions partially offset by the KTVE Sale. On a pro forma basis, assuming the 1996 Broadcasting Acquisitions had been effective on January 1, 1995, broadcast expenses for the 1996 Broadcasting Acquisitions for the year ended December 31, 1996 increased $432,000, or 2.4%, over the year ended December 31, 1996 from $17.5 million to $18.0 million. The KTVE Sale resulted in a decrease in broadcast expenses of $1.1 million. Broadcast expenses, excluding the results of the 1996 Broadcasting Acquisitions and the KTVE Sale, increased $1.1 million, or 5.3%, as a result of higher payroll costs partially offset by lower syndicated film expense.

    Publishing expenses decreased $2.1 million, or 10.3%, over the prior year, from $20.0 million to $17.9 million. This decrease resulted primarily from a decrease in work force related costs, improved newsprint pricing, fewer promotions and restructuring of the advertising publications, partially offset by higher product delivery and outside service costs associated with the conversion of the GWINNETT DAILY POST to a five-day-a-week newspaper. Average newsprint costs decreased approximately 9.6%, while newsprint consumption remained relatively constant with that of the prior year.

    Paging expenses increased $1.1 million due to the 1996 Broadcasting Acquisitions. On a pro forma basis, assuming the 1996 Broadcasting Acquisitions had been effective on January 1, 1995, paging expenses for the year ended December 31, 1996 increased $637,000, or 19.9%, over the year ended December 31, 1996 from $3.2 million to $3.8 million. This increase was attributable primarily to increased trade expense, administrative expense and other communication expenses.

    Corporate and administrative expenses increased $960,000, or 42.5%, over the prior year, from $2.3 million to $3.2 million. This increase was attributable primarily to the addition of several officers at the corporate level.

    DEPRECIATION AND AMORTIZATION. Depreciation of property and equipment and amortization of intangible assets was $7.7 million for the year ended December 31, 1996, compared to $3.9 million for the prior year, an increase of $3.8 million, or 93.6%. This increase was primarily the result of higher depreciation and amortization costs related to the 1996 Broadcasting Acquisitions.

    NON-CASH COMPENSATION. Non-cash compensation paid in Class A Common Stock resulted from the Company's employment agreements with its former President, Ralph W. Gabbard, who died unexpectedly in September 1996 and its former chief executive officer, John T. Williams, who resigned in December 1995. Non-cash compensation was $880,000 for the year ended December 31, 1996, compared to $2.3 million for the prior year, a decrease of $1.4 million, or 62.1%. The decrease was primarily attributable to a restricted stock award to the estate of Ralph W. Gabbard, for which the Company incurred expense of $880,000 for the year ended December 31, 1996 and the 1995 restricted stock award of 150,000 shares of Class A Common Stock to John T. Williams, for which the Company incurred expense of $2.1 million for the year ended December 31, 1995.

    MISCELLANEOUS INCOME AND EXPENSE, NET: Miscellaneous income and expense increased $5.6 million from $143,600 for the year ended December 31, 1995 to $5.7 million for the year ended December 31, 1996. The increase was primarily attributable to the KTVE Sale which resulted in a gain before income tax of $5.7 million.

    INTEREST EXPENSE. Interest expense increased $6.3 million, or 114.9%, from $5.4 million for the year ended December 31, 1995 to $11.7 million for the year ended December 31, 1996. This increase was attributable primarily to increased levels of debt resulting from the financing of the 1996 Broadcasting Acquisitions. The Company entered into a $25.0 million notional amount five year interest rate swap agreement on June 2, 1995, to effectively convert a portion of its floating rate debt to a fixed rate basis. Effective May 14, 1996, the Company received $254,000 as settlement of this interest rate swap agreement, which will be reflected as a reduction of interest expense over the remaining life of the original five-year interest rate swap agreement term. The effective interest rate of the Company's senior subordinated notes and Senior Credit Facility at December 31, 1996 was approximately 10.63% and 8.39%, respectively.

    EXTRAORDINARY CHARGE: An extraordinary charge of $5.3 million ($3.2 million after taxes) was recorded for the year ended December 31, 1996 in connection with the early retirement of the Company's former credit facility and Senior Note.

    NET INCOME AVAILABLE TO COMMON STOCKHOLDERS. Net income available to common stockholders for the Company was $2.1 million for the year ended December 31, 1996 compared with $931,000 for the year ended December 31, 1995, an increase of $1.2 million, or 130.2%.

YEAR ENDED DECEMBER 31, 1995 TO YEAR ENDED DECEMBER 31, 1994

    REVENUES. Total revenues for the year ended December 31, 1995 increased $22.1 million, or 60.5%, over the year ended December 31, 1994, from $36.5 million to $58.6 million. This increase was attributable to (i) the effect of owning the Kentucky Business for all of 1995 versus the last four months of 1994 ($12.9 million), (ii) the Publishing Acquisitions ($6.4 million) and (iii) increases in total revenues of the Company (excluding the Kentucky Acquisition and the Publishing Acquisitions). The Kentucky Acquisition and the Publishing Acquisitions accounted for $19.3 million, or 87.3%, of the revenue increase.

    Broadcast net revenues increased $13.9 million, or 61.0%, over the prior year, from $22.8 million to $36.7 million. Revenues generated by the Kentucky Acquisition accounted for $12.9 million, or 92.8%, of the increase. On a pro forma basis, broadcast net revenues for the Kentucky Business for the year ended December 31, 1995 increased $2.7 million, or 16.1%, over the year ended December 31, 1994 from $16.6 million to $19.3 million. Broadcast net revenues, excluding the Kentucky Acquisition, increased $1.0 million, or 6.1%, over the prior year. Approximately $889,000 and $304,000 of the $1.0 million increase in broadcast net revenues, excluding the Kentucky Acquisition, were due to higher local and national advertising spending, respectively. Approximately $417,000 of the $1.0 million increase in broadcast net revenues, excluding the Kentucky Acquisition, was a result of higher network compensation negotiated by the Company with CBS and NBC. These increases were offset by a $617,000 decrease in political advertising revenues associated with cyclical political activity.

    Publishing revenues increased $8.2 million, or 59.7%, over the prior year, from $13.7 million to $21.9 million. Approximately $6.4 million, or 77.8%, of the increase was due to the Publishing Acquisitions. Publishing revenues, excluding the Publishing Acquisitions, increased $1.8 million, or 15.5%, over the prior year. Advertising and circulation revenue, excluding the Publishing Acquisitions, comprised approximately $885,000 and $511,000, respectively, of the revenue increase. This increase in circulation revenue was attributable primarily to price increases over the prior year. The increase in classified advertising, excluding the Publishing Acquisitions, was primarily the result of rate and linage increases. Approximately $417,000 of the revenue increase, excluding the Publishing Acquisitions, was the result of higher special events and commercial printing revenues.

    OPERATING EXPENSES. Operating expenses for the year ended December 31, 1995 increased $21.5 million, or 71.1%, over the year ended December 31, 1994 from $30.2 million to $51.7 million, primarily due to the Kentucky Acquisition ($9.8 million) and the Publishing Acquisitions ($7.6 million).

    Broadcasting expenses increased $8.3 million, or 56.1%, over the prior year, from $14.9 million to $23.2 million. The increase was attributable primarily to the Kentucky Acquisition. On a pro forma basis, broadcasting expenses for the Kentucky Business for the year ended December 31, 1995 increased $1.5 million, or 14.3%, over the year ended December 31, 1994 from $10.7 million to $12.2 million. The increase in broadcast expenses for the Kentucky Business can be attributable primarily to increased payroll related costs and sales commissions. Broadcasting expenses, excluding the Kentucky Acquisition, remained relatively constant, primarily as a result of lower syndicated film programming costs offset by higher payroll related costs.

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

    DEPRECIATION AND AMORTIZATION. Depreciation of property and equipment and amortization of intangible assets was $3.9 million for the year ended December 31, 1995, compared to $2.1 million for the prior year, an increase of $1.8 million, or 84.9%. This increase was primarily the result of higher depreciation and amortization costs related to the Kentucky Acquisition and the Publishing Acquisitions.

    NON-CASH COMPENSATION. Non-cash compensation paid in Class A Common Stock resulted from the Company's employment agreements with its former President and its former chief executive officer. The former President's employment agreement provided him with 122,034 shares of Class A Common Stock if his employment continued until September 1999. This agreement resulted in a charge to expense of $240,000 for the year ended December 31, 1995 as compared to $80,000 for the year ended December 31, 1994. In addition, the Company awarded 150,000 shares of Class A Common Stock, pursuant to the amended employment agreement with its former chief executive officer, which resulted in an expense of $2.1 million, all of which was recognized in 1995.

    INTEREST EXPENSE. Interest expense increased $3.5 million, or 182.8%, from $1.9 million for the year ended December 31, 1994 to $5.4 million for the year ended December 31, 1995. This increase was attributable primarily to increased levels of debt resulting from the financing of the Kentucky Acquisition and the Publishing Acquisitions. The Company entered into a $25.0 million notional amount five year interest rate swap agreement on June 2, 1995, to effectively convert a portion of its floating rate debt to a fixed rate basis. The interest rate swap fixed the LIBOR base rate of the old credit facility at 6.105% for the notional amount. Under the terms of the interest rate swap, amounts were paid to or received from Society National Bank ("Society"), the other party to the swap, on a quarterly basis. The calculation of these amounts was based upon a comparison of the results of multiplying the notional amount by (i) 6.105% and
(ii) Society's current three-month LIBOR rate. If Society's current three-month LIBOR rate was lower than 6.105%, the Company paid Society the difference. If Society's current three-month LIBOR rate was higher than 6.105%, Society paid the Company the difference. Since the inception of the interest rate swap agreement, the three-month LIBOR rates charged by Society have been consistent with the three-month LIBOR rates published in THE WALL STREET JOURNAL. The Company recorded approximately $34,000 of interest expense relative to the interest rate swap in 1995. The Company recorded approximately $34,000 of interest expense relative to the interest rate swap in 1995. The effective interest rate of the Company's bank term loan agreement and interest rate swap at December 31, 1995 was approximately 8.64% and 9.10%, respectively.

    NET INCOME AVAILABLE TO COMMON STOCKHOLDERS. Net income available to common stockholders for the Company was $931,000 for the year ended December 31, 1995 compared with $2.8 million for the year ended December 31, 1994, a decrease of $1.8 million, or 66.3%.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's working capital deficiency was $342,000 and $222,000 at December 31, 1996 and 1995, respectively. The Company's cash provided from operations was $12.1 million, $7.6 million and $5.8 million in 1996, 1995 and 1994, respectively. Management believes that current cash balances, cash flows from operations and the available funds under its Senior Credit Facility will be adequate to provide for the Company's capital expenditures, debt service, cash dividends and working capital requirements. The agreement pursuant to which the Senior Credit Facility was issued contains certain restrictive provisions, which, among other things, limit capital expenditures and additional indebtedness and require minimum levels of cash flows. Additionally, the effective interest rate of the Senior Credit Facility can be changed based upon the Company's maintenance of certain operating ratios as defined by the Senior Credit Facility, not to exceed the lender's prime rate plus 1.0% or LIBOR plus 3.25%. The Senior Credit Facility contains restrictive provisions similar to the provisions of the Company's 10 5/8% Senior Subordinated Notes due 2006. The amount borrowed by the Company and the amount available to the Company under the Senior Credit Facility at December 31, 1996 was $12.7 million and $112.3 million, respectively.

    The Company's cash used in investing activities was $214.4 million, $8.9 million and $42.8 million in 1996, 1995 and 1994, respectively. The increase of $205.5 million from 1995 to 1996 was primarily due to the 1996 Broadcasting Acquisitions. The decrease of $33.9 million from 1994 to 1995 was primarily due to the Kentucky Acquisition and the 1994 Publishing Acquisitions (in 1994), partially offset by the 1995 Publishing Acquisitions and the deferred costs related to the Augusta Acquisition (in 1995).

    The Company was provided $202.9 million, $1.3 million and $37.2 million in cash by financing activities in 1996, 1995 and 1994, respectively. The cash provided in 1996 resulted primarily from the (i) the issuance of $160.0 million principal amount of 10 5/8% Senior Subordinated Notes due 2006, (ii) borrowings under the Company's revolving credit agreements, (iii) public sale of Class B Common Stock and (iv) the private placement of preferred stock, partially offset by the repayment of certain long-term debt and the purchase of Class B Common Stock by the Company. Cash provided by financing activities in 1994 and 1995 was principally due to increased borrowings in 1994 to finance the Kentucky Acquisition and the 1994 Publishing Acquisitions, as well as increased borrowings in 1995 to finance the 1995 Publishing Acquisitions and the funding of the deposit for the Augusta Acquisition.

    On September 30, 1996 the Company completed the First American Acquisition. The purchase price for the First American Acquisition was approximately $183.9 million and consisted of $175.5 million cash, $1.8 million in acquisition-related costs, and the assumption of approximately $6.6 million of liabilities.

    In addition to the consummation of the First American Acquisition, the Company implemented a financing plan to increase liquidity and improve operating and financial flexibility. Pursuant to the financing plan, the Company (i) retired approximately $45.3 million principal amount of outstanding indebtedness under its former credit facility, together with accrued interest thereon, (ii) retired approximately $25.0 million aggregate principal amount of outstanding indebtedness under its senior note, together with accrued interest thereon and a prepayment fee, (iii) issued $10.0 million liquidation preference of its Series A Preferred Stock in exchange for the Company's 8% note owned by the Company's principal stockholder, with warrants to purchase up to 487,500 shares of Class A Common Stock (representing 9.8% of the Class A Common Stock issued and outstanding at December 31, 1996, after giving effect to the exercise of such warrants), (iv) issued to Bull Run Corporation, J. Mack Robinson (Chairman of the Board of Bull Run Corporation and the interim President and Chief Executive Officer of the Company) and certain of his affiliates $10.0 million liquidation preference of its Series B Preferred Stock with warrants to purchase up to 500,000 shares of Class A Common Stock (representing 10.0% of the Class A Common Stock issued and outstanding at December 31, 1996, after giving effect to the exercise of such warrants) for cash proceeds of $10.0 million and (v) entered into the Senior Credit Facility which is comprised of a term loan of $71.5 million and a revolving credit facility of $53.5 million aggregating $125.0 million.

    Subject to certain limitations, holders of the Series A Preferred Stock are entitled to receive, when, as and if declared by the Board of Directors, out of funds of the Company legally avaiable for payment, cumulative cash dividends at an annual rate of $800 per share. Subject to certain limitations, holders of the Series B Preferred Stock are entitled to receive, when, as and if declared by the Board of Directors, out of funds of the Company legally available for payment, cumulative dividends at an annual rate of $600 per share, except that the Company at its option may pay such dividends in cash or in additional shares of Series B Preferred Stock valued, for the purpose of determining the number of shares (or fraction thereof) of such Series B Preferred Stock to be issued, at $10,000 per share.

    The Company completed the KTVE Sale, on August 20, 1996. The sales price included $9.5 million in cash plus the amount of the accounts receivable on the date of closing to the extent collected by the buyer, (approximately $829,000). The Company recognized a pre-tax gain of approximately $5.7 million and estimated income taxes of approximately $2.8 million.

    The Company regularly enters into program contracts for the right to broadcast television programs produced by others and program commitments for the right to broadcast programs in the future. Such programming commitments are generally made to replace expiring or canceled program rights. Payments under such contracts are made in cash or the concession of advertising spots for the program provider to resell, or a combination of both. At December 31, 1996, payments on program license liabilities due in 1997, which will be paid with cash from operations, were approximately $4.2 million.

    In 1996, the Company made $3.4 million in capital expenditures, relating primarily to the broadcasting operations, and paid $2.9 million for program broadcast rights. The Company anticipates making $7.5 million in capital expenditures in 1997.

    In connection with the First American Acquisition, the FCC ordered the Company to divest itself of WJHG-TV and WALB-TV by March 31, 1997 to comply with regulations governing common ownership of television stations with overlapping service areas. The FCC is currently reexamining these regulations, and if it revises them in accordance with the interim policy it has adopted, divestiture of WJHG-TV would not be required. The FCC is not expected to complete its rulemaking on this subject until later in 1997. Accordingly the Company will request, and expects to receive, an extension of the divestiture deadline pending the outcome of the rulemaking proceedings. In order to satisfy applicable FCC requirements with respect to WALB-TV, the Company, subject to FCC approval, intends to swap such assets for assets of one or more television stations of comparable value and with comparable broadcast cash flow in a transaction qualifying for deferred capital gains treatment under the "like-kind exchange" provision of Section 1031 of the Internal Revenue Code of 1986. If the Company is unable to enter into an agreement to effect such a swap by March 31, 1997, the Company will seek FCC approval to transfer the station to a trust with a view towards the trustee effecting a swap or sale of such assets. Under such trust arrangement, which would be subject to the approval of the FCC, the Company would be required to relinquish operating control of the station to a trustee while retaining the economic risks and benefits of ownership. If the Company or such trust is required to effect a sale of WALB-TV, the Company would incur a significant gain and related tax liability, the payment of which could have a material adverse effect on the Company's ability to acquire comparable assets without incurring additional indebtedness.

    The Company and its subsidiaries file a consolidated federal income tax return and such state or local tax returns as are required. As of December 31, 1996, the Company anticipates that it will generate taxable operating losses for the foreseeable future.

    Management does not believe that inflation in past years has had a significant impact on the Company's results of operations nor is inflation expected to have a significant effect upon the Company's business in the near future.

    Additional acquisitions are under consideration by the Company. If completed, the Company currently believes that funding for such acquisitions would be provided primarily through cash flow from operations and borrowings under the Senior Credit Facility, although there can be no assurances that any such acquisitions would not require the sale by the Company of its debt or equity securities.

RESULTS OF OPERATIONS OF THE FIRST AMERICAN BUSINESS

INTRODUCTION

    The following analysis of the financial condition and results of operations of the Broadcasting and Paging Operations of John H. Phipps, Inc., (referred to as the "First American Business") should be read in conjunction with the September 30, 1996 Audited Financial Statements of the Broadcasting and Paging Operations of John H. Phipps, Inc. and notes thereto.

    The First American Business derived its revenues from its television broadcasting operations which consisted of two CBS-affiliated television stations, WCTV-TV serving Tallahassee, Florida/Thomasville, Georgia and WKXT-TV in Knoxville, Tennessee, as well as a satellite broadcasting business based in Tallahassee, Florida and a paging business also based in Tallahassee, Florida.

    On September 30, 1996, the Company purchased substantially all of the assets used in the operation of the First American Business.

    Set forth below, for the periods indicated, is certain information concerning the relative contributions of the First American Business's broadcasting (including satellite broadcasting) and paging operations.

                                           NINE MONTHS ENDED SEPTEMBER 30                        YEAR ENDED DECEMBER 31
                                  ------------------------------------------------  ------------------------------------------------
                                           1996                     1995                     1995                     1994
                                  -----------------------  -----------------------  -----------------------  -----------------------
                                               PERCENT                  PERCENT                  PERCENT                  PERCENT
                                   AMOUNT      OF TOTAL     AMOUNT      OF TOTAL     AMOUNT      OF TOTAL     AMOUNT      OF TOTAL
                                  ---------  ------------  ---------  ------------  ---------  ------------  ---------  ------------
                                                                 (UNAUDITED)
                                                                        (DOLLARS IN THOUSANDS)
BROADCASTING
Revenues........................  $17,163.2        80.9%   $16,338.0        81.4%   $22,424.1        82.1%   $21,524.3        83.4%
Operating income(1).............    6,065.0        97.0      6,951.3        88.0      9,635.3        90.4      9,297.9        91.6

PAGING
Revenues........................  $ 4,040.1        19.1%   $ 3,723.0        18.6%   $ 4,897.5        17.9%   $ 4,276.6        16.6%
Operating income(1).............      186.1         3.0        950.3        12.0      1,026.9         9.6        855.1         8.4

------------------------------

(1) Excludes any allocation of corporate and administrative expenses.

MEDIA CASH FLOW

    The following table sets forth certain operating data for the First American Business for the nine months ended September 30, 1996 and 1995 and for the years ended December 31, 1995 and 1994.

                                                      NINE MONTHS ENDED          YEAR ENDED
                                                         SEPTEMBER 30           DECEMBER 31
                                                    ----------------------  --------------------
                                                      1996        1995        1995       1994
                                                    ---------  -----------  ---------  ---------
                                                               (UNAUDITED)
                                                               (DOLLARS IN THOUSANDS)
Operating income (loss)...........................  $(1,703.1)  $ 5,593.6   $ 7,381.8  $ 7,667.6
Add:
  Amortization of program license rights..........      695.8       633.6       844.8    1,021.4
  Depreciation and amortization...................    2,300.8     2,280.5     3,120.4    2,672.2
  Corporate overhead..............................    7,954.2     2,308.1     3,280.4    2,485.4
Less:
  Payments for program license liabilities........     (840.8)     (705.4)     (931.0)    (863.3)
                                                    ---------  -----------  ---------  ---------
Media Cash Flow(1)................................  $ 8,406.9   $10,110.4   $13,696.4  $12,983.3
                                                    ---------  -----------  ---------  ---------
                                                    ---------  -----------  ---------  ---------

------------------------

(1) Of Media Cash Flow, $7.7 million and $8.6 million was attributable to the First American Business's broadcasting operations for the nine months ended September 30, 1996 and 1995, respectively. Of Media Cash Flow, $11.9 million and $11.5 million was attributable to the First American Business's broadcasting operations in 1995 and 1994, respectively.

    "Media cash flow" is defined as operating income (loss) from broadcast and paging operations before income taxes and interest expense, plus depreciation and amortization (including amortization of program license rights), non-cash compensation and corporate overhead, less payments for program license liabilities. The Company has included media cash flow data for the First American Business, because such data are commonly used as a measure of performance for broadcast and paging companies and are also used by investors to measure a company's ability to service debt. Media cash flow is not, and should not be used as, an indicator or alternative to operating income (loss), net income (loss) or cash flow as reflected in the September 30, 1996 Audited Consolidated Financial Statements of the Broadcasting and Paging Operations of John H. Phipps, Inc., and is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

CASH FLOW PROVIDED BY (USED IN) OPERATING, INVESTING AND FINANCING ACTIVITIES

    The following table sets forth certain operating data for the First American Business for the nine months ended September 30, 1996 and 1995 and for the years ended December 31, 1995 and 1994.

                                                        NINE MONTHS ENDED          YEAR ENDED
                                                           SEPTEMBER 30           DECEMBER 31
                                                      ----------------------  --------------------
                                                        1996        1995        1995       1994
                                                      ---------  -----------  ---------  ---------
                                                                 (UNAUDITED)
                                                                 (DOLLARS IN THOUSANDS)
Cash flows provided by (used in)
  Operating activities..............................  $   368.0   $ 7,258.1   $ 9,259.0  $ 9,808.3
  Investing activities..............................     (969.3)   (3,882.2)   (3,827.9)  (2,505.6)
  Financing activities..............................      229.1    (3,697.9)   (4,906.4)  (7,233.4)

BROADCASTING AND PAGING REVENUES

    Set forth below are the principal types of broadcast net revenues earned by the First American Business's television stations (including the satellite broadcasting operation) and paging operations for the periods indicated and the percentage contribution of each to the First American Business's total revenues.

                                           NINE MONTHS ENDED SEPTEMBER 30                        YEAR ENDED DECEMBER 31
                                  ------------------------------------------------  ------------------------------------------------
                                           1996                     1995                     1995                     1994
                                  -----------------------  -----------------------  -----------------------  -----------------------
                                               PERCENT                  PERCENT                  PERCENT                  PERCENT
                                   AMOUNT      OF TOTAL     AMOUNT      OF TOTAL     AMOUNT      OF TOTAL     AMOUNT      OF TOTAL
                                  ---------  ------------  ---------  ------------  ---------  ------------  ---------  ------------
                                                                 (UNAUDITED)
                                                                        (DOLLARS IN THOUSANDS)
BROADCASTING
Net revenues
  Local.........................  $ 8,641.5        40.8%   $ 8,166.2        40.7%   $11,149.2        40.8%   $10,412.2        40.4%
  National......................    5,320.0        25.1      5,688.9        28.4      7,844.9        28.7      7,217.0        27.9
  Network compensation..........    1,224.1         5.8      1,242.4         6.2      1,740.1         6.4      1,433.2         5.6
  Political.....................      552.5         2.6         14.6         0.1         33.9         0.1      1,147.1         4.4
  Production and other(1).......    1,425.1         6.6      1,225.9         6.0      1,656.0         6.1      1,314.8         5.1
                                  ---------       -----    ---------       -----    ---------       -----    ---------       -----
                                  $17,163.2        80.9%   $16,338.0        81.4%   $22,424.1        82.1%   $21,524.3        83.4%
                                  ---------       -----    ---------       -----    ---------       -----    ---------       -----
                                  ---------       -----    ---------       -----    ---------       -----    ---------       -----
PAGING
Net revenues
  Paging lease and service......  $ 4,276.1        20.2%   $ 3,756.9        18.7%   $ 5,004.9        18.3%   $ 4,201.4        16.3%
  Other.........................     (236.0)       (1.1)       (33.9)       (0.1)      (107.4)       (0.4)        75.2         0.3
                                  ---------       -----    ---------       -----    ---------       -----    ---------       -----
                                  $ 4,040.1        19.1%   $ 3,723.0        18.6%   $ 4,897.5        17.9%   $ 4,276.6        16.6%
                                  ---------       -----    ---------       -----    ---------       -----    ---------       -----
                                  ---------       -----    ---------       -----    ---------       -----    ---------       -----
TOTAL...........................  $21,203.3       100.0%   $20,061.0       100.0%   $27,321.6       100.0%   $25,800.9       100.0%

------------------------------

(1) Includes satellite broadcasting business.

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30,
  1995

    REVENUES. Total revenues for the nine months ended September 30, 1996 increased $1.1 million, or 5.7%, over the nine months ended September 30, 1995, from $20.1 million to $21.2 million. This increase was attributable to an improvement in local and political advertising revenue in the broadcasting operations and the implementation of a reseller program in the paging operations.

    Broadcast net revenues for the First American Business increased $825,000, or 5.1%, over the same period of the prior year, from $16.3 million to $17.2 million. Approximately $475,000, $538,000 and

$199,000 of the increase in total broadcast net revenues resulted from an increase in local advertising revenue, political advertising revenue and production and other advertising revenue, respectively. This increase was partially offset by a $369,000 decrease in national advertising revenue.

    Net paging revenues for the First American Business increased $317,000, or 8.5%, over the same period of the prior year, from $3.7 million to $4.0 million. The increase was attributable primarily to higher sales volume generated by a reseller program implemented during 1995.

    OPERATING EXPENSES. Operating expenses for the nine months ended September 30, 1996 increased $8.4 million, or 58.3%, over the nine months ended September 30, 1995, from $14.5 million to $22.9 million. The increase was attributable primarily to an increase in broadcasting expenses, paging expenses and management fees of $1.6 million, $1.2 million and $5.6 million, respectively.

    Broadcasting expenses increased $1.6 million, or 21.1%, over the same period of the prior year, from $7.7 million to $9.3 million. The increase was attributable primarily to higher payroll and related costs resulting from the payment of bonuses and severance to employees.

    Paging expenses increased $1.2 million, or 52.4%, over the same period of the prior year, from $2.2 million to $3.4 million. The increase was attributable primarily to higher payroll and related costs resulting from the payment of bonuses and severance to employees.

    Management fees for the nine months ended September 30, 1996 increased $5.6 million, or 244.6%, from the same period of the prior year, from $2.3 million to $7.9 million. The increase was attributable to higher personnel costs and bonuses to certain executives.

    Phipps paid substantially all of its employees a separation bonus prior to the sale of the Broadcasting and Paging operations. Broadcasting and paging expenses recognized from these separation bonuses were approximately $1.6 million in the nine months ended September 30, 1996.

    Depreciation of property and equipment and amortization of intangible assets for the nine months ended September 30, 1996 and 1995 was $2.3 million.

    INTEREST EXPENSE. Interest expense for the nine months ended September 30, 1996 decreased $109,000, or 28.2%, from the same period of the prior year from $387,000 to $278,000. This decrease was primarily attributable to a reduction in average debt outstanding during the period.

    NET LOSS. The net loss for the First American Business was $1.8 million for the nine months ended September 30, 1996 compared with net income of $4.8 million for the nine months ended September 30, 1995, a decrease of $6.6 million, or 136.7%.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

    REVENUES. Total revenues for the First American Business for the year ended December 31, 1995 increased $1.5 million, or 5.9%, over the year ended December 31, 1994, from $25.8 million to $27.3 million. This increase was attributable to an improvement in local and national advertising revenue in the broadcasting operations and the implementation of a reseller program in the paging operations.

    Broadcast net revenues increased $900,000, or 4.2%, over the prior year, from $21.5 million to $22.4 million. Approximately $737,000, $628,000, $307,000 and $341,000 of the increase in total broadcast net revenues was due to higher local advertising revenue, national advertising revenue, network compensation and production revenues, respectively, offset by a $1.1 million decrease in political advertising spending associated with cyclical political activity. In addition, revenues generated from satellite broadcasting operations increased due to additional equipment coming on line.

    Net paging revenues increased $620,000, or 14.5%, over the prior year, from $4.3 million to $4.9 million. The increase was attributable primarily to higher sales volume generated by a reseller program implemented during 1995.

    OPERATING EXPENSES. Operating expenses for the year ended December 31, 1995 increased $1.8 million, or 10.0%, over the year ended December 31, 1994, from $18.1 million to $19.9 million. The increase was attributable primarily to higher payroll and related costs and sales expenses and commissions associated with higher sales volumes, increased corporate overhead and depreciation and amortization costs.

    Broadcasting expenses increased $276,000, or 2.7%, over the prior year, from $10.2 million to $10.5 million. The increase was attributable primarily to higher payroll and related costs offset by lower syndicated film programming costs.

    Paging expenses increased $288,000, or 10.4%, over the prior year, from $2.8 million to $3.1 million. The increase was attributable primarily to higher payroll, sales and operating costs associated with revenue growth.

    Management fees for the year ended December 31, 1995 increased $794,000, or 32.0%, over the year ended December 31, 1994, from $2.5 million to $3.3 million. The increase was attributable to higher personnel costs and overhead allocation.

    Depreciation of property and equipment and amortization of intangible assets for the year ended December 31, 1995 increased $448,000, or 16.8%, over the year ended December 31, 1994, from $2.7 million to $3.1 million. This increase was primarily the result of higher depreciation costs relating to property and equipment purchases and higher amortization of intangible assets in connection with the purchase of certain minority interests of WKXT in Knoxville, Tennessee.

    INTEREST EXPENSE. Interest expense remained relatively unchanged from year to year.

    NET INCOME. Net income for the First American Business was $6.3 million for the year ended December 31, 1995 compared with $7.2 million for the year ended December 31, 1994, a decrease of $871,000, or 12.1%.

LIQUIDITY AND CAPITAL RESOURCES

    The First American Business's cash provided from operations was $368,000 and $7.3 million for the nine months ended September 30, 1996 and 1995, respectively, and $9.3 million and $9.8 million for the years ended December 31, 1995 and 1994, respectively. The decrease of $6.9 million for the nine months ended September 30, 1996, was primarily attributable to a decrease in net income of $6.6 million.

    The First American Business's cash used in investing activities was $1.0 million and $3.9 million for the nine months ended September 30, 1996 and 1995, respectively, a decrease of $2.9 million. Cash used in investing activities was $3.8 million and $2.5 million for the years ended December 31, 1995 and 1994, respectively. The decrease for the nine months ended September 30, 1996 was primarily attributable to a decrease in property and equipment purchases and a decrease in purchases of minority interests of $789,000 and $1.8 million, respectively.

    The First American Business provided $229,000 and used $3.7 million for financing activities for the nine months ended September 30, 1996 and 1995, respectively, an increase in cash provided of $3.9 million. The First American Business used $4.9 million and $7.2 million in cash for financing activities in 1995 and 1994, respectively. The increase for the nine months ended September 30, 1996 was primarily attributable to a decrease in payments to John H. Phipps, Inc. of $4.2 million which was partially offset by repayments of indebtedness net of borrowings and an increase in distributions to minority interests of $95,000 and $204,000, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                            PAGE
                                                                            ----
Audited Consolidated Financial Statements of Gray Communications Systems,
  Inc.

  Report of Independent Auditors..........................................   52

  Consolidated Balance Sheets at December 31, 1996 and 1995...............   53

  Consolidated Statements of Income for the years ended December 31, 1996,
    1995 and 1994.........................................................   55

  Consolidated Statements of Stockholders' Equity for the years ended
    December 31, 1996, 1995 and 1994......................................   56

  Consolidated Statements of Cash Flows for the years ended December 31,
    1996, 1995 and 1994...................................................   57

  Notes to Consolidated Financial Statements..............................   58

Audited Financial Statements of the Broadcasting and Paging Operations of
  John H. Phipps, Inc.

  Report of Independent Auditors..........................................   80

  Statements of Operations for the nine months ended September 30, 1996
    and the years ended December 31, 1995 and 1994........................   81

  Statements of Cash Flows for the nine months ended September 30, 1996
    and the years ended December 31, 1995 and 1994........................   82

  Notes to Financial Statements...........................................   83

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
Gray Communications Systems, Inc.

    We have audited the accompanying consolidated balance sheets of Gray Communications Systems, Inc. as of December 31, 1996 and 1995 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gray Communications Systems, Inc. at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                          Ernst & Young LLP

Atlanta, Georgia
January 27, 1997 except for Pending Acquisitions of
Note C, as to which the date is February 13, 1997

                       GRAY COMMUNICATIONS SYSTEMS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                                            DECEMBER 31,
                                                                                   ------------------------------
                                                                                        1996            1995
                                                                                   --------------  --------------
ASSETS
Current assets (NOTE D):
  Cash and cash equivalents......................................................  $    1,051,044  $      559,991
  Trade accounts receivable, less allowance for doubtful accounts of $1,450,000
    and $450,000, respectively...................................................      17,373,839       9,560,274
  Recoverable income taxes.......................................................       1,747,687       1,347,007
  Inventories....................................................................         624,118         553,032
  Current portion of program broadcast rights....................................       2,362,742       1,153,058
  Other current assets...........................................................         379,793         263,600
                                                                                   --------------  --------------
Total current assets.............................................................      23,539,223      13,436,962

Property and equipment (NOTES B, C AND D):
  Land...........................................................................         785,682         758,944
  Buildings and improvements.....................................................      11,253,559       8,630,694
  Equipment......................................................................      41,954,501      28,229,255
                                                                                   --------------  --------------
                                                                                       53,993,742      37,618,893
  Allowance for depreciation.....................................................     (18,209,891)    (20,601,819)
                                                                                   --------------  --------------
                                                                                       35,783,851      17,017,074

Other assets (NOTE D):
  Deferred acquisition costs.....................................................             -0-       3,330,481
  Deferred loan costs............................................................       9,141,262       1,232,261
  Goodwill and other intangibles (NOTE C)........................................     228,692,018      42,004,050
  Other..........................................................................       1,507,488       1,219,650
                                                                                   --------------  --------------
                                                                                      239,340,768      47,786,442
                                                                                   --------------  --------------
                                                                                   $  298,663,842  $   78,240,478
                                                                                   --------------  --------------
                                                                                   --------------  --------------

                       GRAY COMMUNICATIONS SYSTEMS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                                            DECEMBER 31,
                                                                                   ------------------------------
                                                                                        1996            1995
                                                                                   --------------  --------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable (includes $1,000,000 and $670,000 payable to Bull Run
    Corporation, respectively)...................................................  $    6,043,062  $    3,752,742
  Employee compensation and benefits.............................................       7,152,786       4,213,639
  Accrued expenses...............................................................       1,059,769         560,877
  Accrued interest...............................................................       4,858,775       1,064,491
  Current portion of program broadcast obligations...............................       2,862,434       1,205,784
  Deferred revenue...............................................................       1,764,509             -0-
  Current portion of long-term debt..............................................         140,000       2,861,672
                                                                                   --------------  --------------
Total current liabilities........................................................      23,881,335      13,659,205

Long-term debt (NOTE D)..........................................................     173,228,049      51,462,645

Other long-term liabilities:
  Program broadcast obligations, less current portion............................         545,889         109,971
  Supplemental employee benefits (NOTE E)........................................       1,357,275       2,212,685
  Deferred income taxes (NOTE H).................................................             -0-         201,348
  Deferred interest swap (NOTE D)................................................         191,055             -0-
  Other acquisition related liabilities (NOTES C AND D)..........................       4,234,723       1,609,026
                                                                                   --------------  --------------
                                                                                        6,328,942       4,133,030

Commitments and contingencies (NOTES C, D AND J)

Stockholders' equity (NOTES C, D AND F)
  Serial Preferred Stock, no par value; authorized 20,000,000 shares; issued
    2,000 and -0- shares, respectively ($20,000,000 aggregate liquidation
    value).......................................................................      20,000,000             -0-
  Class A Common Stock, no par value; authorized 15,000,000 shares; issued
    5,155,331 and 5,082,756 shares, respectively.................................       7,994,235       6,795,976
  Class B Common Stock, no par value; authorized 15,000,000 shares; issued
    3,500,000 and -0- shares, respectively.......................................      66,065,762             -0-
  Retained earnings..............................................................      10,543,940       8,827,906
                                                                                   --------------  --------------
                                                                                      104,603,937      15,623,882
  Treasury Stock at cost, Class A Common, 663,180 shares.........................      (6,638,284)     (6,638,284)
  Treasury Stock at cost, Class B Common, 172,300 shares.........................      (2,740,137)            -0-
                                                                                   --------------  --------------
                                                                                       95,225,516       8,985,598
                                                                                   --------------  --------------
                                                                                   $  298,663,842  $   78,240,478
                                                                                   --------------  --------------
                                                                                   --------------  --------------

See accompanying notes.

                       GRAY COMMUNICATIONS SYSTEMS, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                                YEAR ENDED DECEMBER 31,
                                                                      -------------------------------------------
                                                                          1996           1995           1994
                                                                      -------------  -------------  -------------
Operating revenues:
  Broadcasting (less agency commissions)............................  $  54,981,317  $  36,750,035  $  22,826,392
  Publishing........................................................     22,845,274     21,866,220     13,692,073
  Paging............................................................      1,478,608            -0-            -0-
                                                                      -------------  -------------  -------------
                                                                         79,305,199     58,616,255     36,518,465

Expenses:
  Broadcasting......................................................     32,438,405     23,201,990     14,864,011
  Publishing........................................................     17,949,064     20,016,137     11,198,011
  Paging............................................................      1,077,667            -0-            -0-
  Corporate and administrative......................................      3,218,610      2,258,261      1,958,449
  Depreciation......................................................      4,077,696      2,633,360      1,745,293
  Amortization of intangible assets.................................      3,584,845      1,325,526        396,342
  Non-cash compensation paid in common stock (NOTE E)...............        880,000      2,321,250         80,000
                                                                      -------------  -------------  -------------
                                                                         63,226,287     51,756,524     30,242,106
                                                                      -------------  -------------  -------------
                                                                         16,078,912      6,859,731      6,276,359
Miscellaneous income and expense, net (NOTE B)......................      5,704,582        143,612        188,307
                                                                      -------------  -------------  -------------
                                                                         21,783,494      7,003,343      6,464,666
Interest expense....................................................     11,689,053      5,438,374      1,922,965
                                                                      -------------  -------------  -------------
INCOME BEFORE INCOME TAXES AND EXTRAORDINARY CHARGE.................     10,094,441      1,564,969      4,541,701
Federal and state income taxes (NOTE H).............................      4,416,000        634,000      1,776,000
                                                                      -------------  -------------  -------------
INCOME BEFORE EXTRAORDINARY CHARGE..................................      5,678,441        930,969      2,765,701
Extraordinary charge on extinguishment of debt, net of applicable
  income tax benefit of $2,157,000..................................      3,158,960            -0-            -0-
                                                                      -------------  -------------  -------------
NET INCOME..........................................................      2,519,481        930,969      2,765,701
Preferred dividends.................................................        376,849            -0-            -0-
                                                                      -------------  -------------  -------------
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS.........................  $   2,142,632  $     930,969  $   2,765,701
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
Average outstanding common shares--primary..........................      5,625,548      4,481,317      4,689,453
Average outstanding common shares--fully diluted....................      5,643,725      4,498,865      4,689,453

Primary and fully diluted earnings per common share
  Income before extraordinary charge available to common
    stockholders....................................................  $         .94  $         .21  $         .59
  Extraordinary charge..............................................           (.56)           -0-            -0-
                                                                      -------------  -------------  -------------
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS.........................  $         .38  $         .21  $         .59
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------

See accompanying notes.

                       GRAY COMMUNICATIONS SYSTEMS, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                     CLASS A                    CLASS B
                        PREFERRED STOCK            COMMON STOCK              COMMON STOCK
                     ----------------------  ------------------------  -------------------------
                      SHARES      AMOUNT       SHARES       AMOUNT       SHARES        AMOUNT
                     --------  ------------  ----------  ------------  -----------  ------------
Balance at December
  31, 1993..........     -0-   $        -0-   4,613,625  $  1,336,071          -0-  $        -0-
Net income..........     -0-            -0-         -0-           -0-          -0-           -0-
Class A Common Stock
  Cash dividends
  ($.07 per
  share)............     -0-            -0-         -0-           -0-          -0-           -0-
Purchase of Class A
  Common Stock (NOTE
  F)................     -0-            -0-         -0-           -0-          -0-           -0-
Issuance of Class A
  Common Stock:
  401(k) Plan (NOTE
    I)..............     -0-            -0-       3,160        32,676          -0-           -0-
  Rockdale
    Acquisition.....     -0-            -0-     225,000     2,025,000          -0-           -0-
                     --------  ------------  ----------  ------------  -----------  ------------
Balance at December
  31, 1994..........     -0-            -0-   4,841,785     3,393,747          -0-           -0-
Net income..........     -0-            -0-         -0-           -0-          -0-           -0-
Class A Common Stock
  Cash dividends
  ($.08 per
  share)............     -0-            -0-         -0-           -0-          -0-           -0-
Issuance of Class A
  Common Stock
  (NOTES C, E, F, G
  AND I):
  401(k) Plan.......     -0-            -0-      18,354       298,725          -0-           -0-
  Directors' Stock
    Plan............     -0-            -0-      23,500       238,919          -0-           -0-
  Non-qualified
    Stock Plan......     -0-            -0-       5,000        48,335          -0-           -0-
  Gwinnett
    Acquisition.....     -0-            -0-      44,117       500,000          -0-           -0-
  Restricted Stock
    Plan............     -0-            -0-     150,000     2,081,250          -0-           -0-
Amortization of
  Restricted Stock
  Plan deferrals....     -0-            -0-         -0-           -0-          -0-           -0-
Income tax benefits
  relating to stock
  plans.............     -0-            -0-         -0-       235,000          -0-           -0-
                     --------  ------------  ----------  ------------  -----------  ------------
Balance at December
  31, 1995..........     -0-            -0-   5,082,756     6,795,976          -0-           -0-
Net income..........     -0-            -0-         -0-           -0-          -0-           -0-
Common Stock Cash
  dividends:
  Class A ($.08 per
    share)..........     -0-            -0-         -0-           -0-          -0-           -0-
  Class B ($.02 per
    share)..........     -0-            -0-         -0-           -0-          -0-           -0-
Purchase of Class B
  Common Stock (NOTE
  F)................     -0-            -0-         -0-           -0-          -0-           -0-
Issuance of Class A
  Common Stock
  (NOTES F, G AND
  I):...............
  401(k) Plan.......     -0-            -0-      13,225       262,426          -0-           -0-
  Directors Stock
    Plan............     -0-            -0-      22,500       228,749          -0-           -0-
  Non-qualified
    Stock Plan......     -0-            -0-      36,850       358,417          -0-           -0-
Preferred Stock
  Dividends.........     -0-            -0-         -0-           -0-          -0-           -0-
Issuance of Class A
  Common Stock
  Warrants (NOTES C
  AND F)............     -0-            -0-         -0-     2,600,000          -0-           -0-
Issuance of Series A
  Preferred Stock in
  exchange for
  Subordinated Note
  (NOTES C AND F)...   1,000     10,000,000         -0-    (2,383,333)         -0-           -0-
Issuance of Series B
  Preferred Stock
  (NOTES C AND F)...   1,000     10,000,000         -0-           -0-          -0-           -0-
Issuance of Class B
  Common Stock, net
  of expenses (NOTES
  C AND F ).........     -0-            -0-         -0-           -0-    3,500,000    66,065,762
Income tax benefits
  relating to stock
  plans.............     -0-            -0-         -0-       132,000          -0-           -0-
                     --------  ------------  ----------  ------------  -----------  ------------
Balance at December
  31, 1996..........   2,000   $ 20,000,000   5,155,331  $  7,994,235    3,500,000  $ 66,065,762
                     --------  ------------  ----------  ------------  -----------  ------------
                     --------  ------------  ----------  ------------  -----------  ------------

                                          CLASS A                  CLASS B
                     RESTRICTED       TREASURY STOCK           TREASURY STOCK
                        STOCK     -----------------------  -----------------------    RETAINED
                      DEFERRALS     SHARES      AMOUNT       SHARES      AMOUNT       EARNINGS       TOTAL
                     -----------  ----------  -----------  ----------  -----------  ------------  ------------
Balance at December
  31, 1993.......... $      -0-          -0-  $       -0-         -0-  $       -0-  $  5,781,879  $  7,117,950
Net income..........        -0-          -0-          -0-         -0-          -0-     2,765,701     2,765,701
Class A Common Stock
  Cash dividends
  ($.07 per
  share)............        -0-          -0-          -0-         -0-          -0-      (301,954)     (301,954)
Purchase of Class A
  Common Stock (NOTE
  F)................        -0-     (663,180)  (6,638,284)        -0-          -0-           -0-    (6,638,284)
Issuance of Class A
  Common Stock:
  401(k) Plan (NOTE
    I)..............        -0-          -0-          -0-         -0-          -0-           -0-        32,676
  Rockdale
    Acquisition.....        -0-          -0-          -0-         -0-          -0-           -0-     2,025,000
                     -----------  ----------  -----------  ----------  -----------  ------------  ------------
Balance at December
  31, 1994..........        -0-     (663,180)  (6,638,284)        -0-          -0-     8,245,626     5,001,089
Net income..........        -0-          -0-          -0-         -0-          -0-       930,969       930,969
Class A Common Stock
  Cash dividends
  ($.08 per
  share)............        -0-          -0-          -0-         -0-          -0-      (348,689)     (348,689)
Issuance of Class A
  Common Stock
  (NOTES C, E, F, G
  AND I):
  401(k) Plan.......        -0-          -0-          -0-         -0-          -0-           -0-       298,725
  Directors' Stock
    Plan............        -0-          -0-          -0-         -0-          -0-           -0-       238,919
  Non-qualified
    Stock Plan......        -0-          -0-          -0-         -0-          -0-           -0-        48,335
  Gwinnett
    Acquisition.....        -0-          -0-          -0-         -0-          -0-           -0-       500,000
  Restricted Stock
    Plan............ (2,081,250)         -0-          -0-         -0-          -0-           -0-           -0-
Amortization of
  Restricted Stock
  Plan deferrals....  2,081,250          -0-          -0-         -0-          -0-           -0-     2,081,250
Income tax benefits
  relating to stock
  plans.............        -0-          -0-          -0-         -0-          -0-           -0-       235,000
                     -----------  ----------  -----------  ----------  -----------  ------------  ------------
Balance at December
  31, 1995..........        -0-     (663,180)  (6,638,284)        -0-          -0-     8,827,906     8,985,598
Net income..........        -0-          -0-          -0-         -0-          -0-     2,519,481     2,519,481
Common Stock Cash
  dividends:
  Class A ($.08 per
    share)..........        -0-          -0-          -0-         -0-          -0-      (357,598)     (357,598)
  Class B ($.02 per
    share)..........        -0-          -0-          -0-         -0-          -0-       (69,000)      (69,000)
Purchase of Class B
  Common Stock (NOTE
  F)................        -0-          -0-          -0-    (172,300)  (2,740,137)          -0-    (2,740,137)
Issuance of Class A
  Common Stock
  (NOTES F, G AND
  I):...............
  401(k) Plan.......        -0-          -0-          -0-         -0-          -0-           -0-       262,426
  Directors Stock
    Plan............        -0-          -0-          -0-         -0-          -0-           -0-       228,749
  Non-qualified
    Stock Plan......        -0-          -0-          -0-         -0-          -0-           -0-       358,417
Preferred Stock
  Dividends.........        -0-          -0-          -0-         -0-          -0-      (376,849)     (376,849)
Issuance of Class A
  Common Stock
  Warrants (NOTES C
  AND F)............        -0-          -0-          -0-         -0-          -0-           -0-     2,600,000
Issuance of Series A
  Preferred Stock in
  exchange for
  Subordinated Note
  (NOTES C AND F)...        -0-          -0-          -0-         -0-          -0-           -0-     7,616,667
Issuance of Series B
  Preferred Stock
  (NOTES C AND F)...        -0-          -0-          -0-         -0-          -0-           -0-    10,000,000
Issuance of Class B
  Common Stock, net
  of expenses (NOTES
  C AND F ).........        -0-          -0-          -0-         -0-          -0-           -0-    66,065,762
Income tax benefits
  relating to stock
  plans.............        -0-          -0-          -0-         -0-          -0-           -0-       132,000
                     -----------  ----------  -----------  ----------  -----------  ------------  ------------
Balance at December
  31, 1996.......... $      -0-     (663,180) $(6,638,284)   (172,300) $(2,740,137) $ 10,543,940  $ 95,225,516
                     -----------  ----------  -----------  ----------  -----------  ------------  ------------
                     -----------  ----------  -----------  ----------  -----------  ------------  ------------

See accompanying notes.

                       GRAY COMMUNICATIONS SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  YEAR ENDED DECEMBER 31,
                                                                          ---------------------------------------
                                                                              1996         1995          1994
                                                                          ------------  -----------  ------------
OPERATING ACTIVITIES
  Net income............................................................  $  2,519,481  $   930,969  $  2,765,701
  Items which did not use (provide) cash:
    Depreciation........................................................     4,077,696    2,633,360     1,745,293
    Amortization of intangible assets...................................     3,584,845    1,325,526       396,342
    Amortization of deferred loan costs.................................       270,813          -0-           -0-
    Amortization of program broadcast rights............................     2,742,712    1,647,035     1,217,976
    Amortization of original issue discount on 8% subordinated note.....       216,667          -0-           -0-
    Amortization of deferred interest rate swap settlement liability....       (37,292)         -0-           -0-
    Write-off of loan acquisition costs from early extinguishment of
      debt..............................................................     1,818,840          -0-           -0-
    Gain on disposition of television station...........................    (5,671,323)         -0-           -0-
    Payments for program broadcast rights...............................    (2,877,128)  (1,776,796)   (1,181,598)
    Compensation paid in Common Stock...................................       880,000    2,321,250        80,000
    Supplemental employee benefits......................................      (855,410)    (370,694)     (454,703)
    Common Stock contributed to 401(k) Plan.............................       262,426      298,725        32,676
    Deferred income taxes...............................................       (44,000)     863,000       523,000
    (Gain) loss on asset sales..........................................       201,792        1,652       (21,419)
    Changes in operating assets and liabilities:
      Trade accounts receivable.........................................    (1,575,723)    (852,965)   (1,444,159)
      Recoverable income taxes..........................................      (400,680)  (1,347,007)      589,942
      Inventories.......................................................       254,952     (181,034)     (179,930)
      Other current assets..............................................       (21,248)     (11,208)      (24,361)
      Trade accounts payable............................................     2,256,795    1,441,745      (306,493)
      Employee compensation and benefits................................     2,882,379    1,011,667     1,246,726
      Accrued expenses..................................................    (2,936,155)    (414,087)      (45,335)
      Accrued interest..................................................     3,794,284       78,536       858,164
      Deferred revenue..................................................       710,286          -0-           -0-
                                                                          ------------  -----------  ------------
Net cash provided by operating activities...............................    12,055,009    7,599,674     5,797,822

INVESTING ACTIVITIES
  Acquisitions of newspaper businesses..................................           -0-   (2,084,621)   (3,442,836)
  Acquisition of television businesses..................................  (210,944,547)         -0-   (37,492,643)
  Disposition of television business....................................     9,480,699          -0-           -0-
  Purchases of property and equipment...................................    (3,395,635)  (3,279,721)   (1,767,800)
  Proceeds from asset sales.............................................       174,401        2,475       103,434
  Deferred acquisition costs............................................           -0-   (3,330,481)          -0-
  Deferred loan costs...................................................    (9,410,078)         -0-    (1,251,287)
  Proceeds from disposals of operating units............................           -0-          -0-     1,222,697
  Other.................................................................      (345,722)    (236,904)     (141,767)
                                                                          ------------  -----------  ------------
Net cash used in investing activities...................................  (214,440,882)  (8,929,252)  (42,770,202)

FINANCING ACTIVITIES
  Proceeds from borrowings:
    Short-term debt.....................................................           -0-    1,200,000           -0-
    Long-term debt......................................................   238,478,310    2,950,000    55,826,260
  Repayments of borrowings:
    Short-term debt.....................................................           -0-   (1,200,000)     (480,000)
    Long-term debt......................................................  (109,434,577)  (1,792,516)  (11,206,281)
  Dividends paid........................................................      (426,598)    (348,689)     (301,954)
  Class A Common Stock transactions.....................................       719,166      522,254    (6,638,284)
  Proceeds from equity offering--Class B Common Stock, net of expenses..    66,065,762          -0-           -0-
  Proceeds from offering of Series B Preferred Stock....................    10,000,000          -0-           -0-
  Proceeds from settlement of interest rate swap agreement..............       215,000          -0-           -0-
  Purchase of Class B Common Stock......................................    (2,740,137)         -0-           -0-
                                                                          ------------  -----------  ------------
Net cash provided by financing activities...............................   202,876,926    1,331,049    37,199,741
                                                                          ------------  -----------  ------------
Increase in cash and cash equivalents...................................       491,053        1,471       227,361
Cash and cash equivalents at beginning of year..........................       559,991      558,520       331,159
                                                                          ------------  -----------  ------------
Cash and cash equivalents at end of year................................  $  1,051,044  $   559,991  $    558,520
                                                                          ------------  -----------  ------------
                                                                          ------------  -----------  ------------

See accompanying notes.

                       GRAY COMMUNICATIONS SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    DESCRIPTION OF BUSINESS

    The Company's operations, which are located in six southeastern states, include seven television stations, three daily newspapers, two area weekly advertising only direct mail publications, and paging operations.

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

    INVENTORIES

    Inventories, principally newsprint and supplies, are stated at the lower of cost or market. The Company uses the last-in, first-out ("LIFO") method of determining costs for substantially all of its inventories. Current cost exceeded the LIFO value of inventories by approximately $13,000 and $170,000 at December 31, 1996 and 1995, respectively.

    PROGRAM BROADCAST RIGHTS

    Rights to programs available for broadcast under program license agreements are initially recorded at the beginning of the license period for the amounts of total license fees payable under the license agreements and are charged to operating expense on the basis of total programs available for use on the straight-line method. The portion of the unamortized balance expected to be charged to operating expense in the succeeding year is classified as a current asset, with the remainder classified as a non-current asset. The liability for the license fees payable under the program license agreements is classified as current or long-term, in accordance with the payment terms of the various license agreements.

    PROPERTY AND EQUIPMENT

    Property and equipment are carried at cost. Depreciation is computed principally by the straight-line method for financial reporting purposes and by accelerated methods for income tax purposes. Buildings, improvements and equipment are depreciated over estimated useful lives of approximately 35 years, 10 years and 5 years, respectively.

                       GRAY COMMUNICATIONS SYSTEMS, INC.

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    INTANGIBLE ASSETS

    Intangible assets are stated at cost and are amortized using the straight-line method. Goodwill is amortized over 40 years. Loan acquisition fees are amortized over the life of the applicable indebtedness. Non-compete agreements are amortized over the life of the specific agreement. Accumulated amortization of intangible assets resulting from business acquisitions was $4.9 million and $1.7 million as of December 31, 1996 and 1995, respectively.

    If facts and circumstances indicate that the goodwill may be impaired, an evaluation of continuing value would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with this asset would be compared to its carrying amount to determine if a write down to fair market value or discounted cash flow value is required.

    INCOME TAXES

    Deferred income taxes are provided on the differences between the financial statement and income tax basis of assets and liabilities. The Company and its subsidiaries file a consolidated federal income tax return. Consolidated state tax returns are filed when appropriate and separate state tax returns are filed when consolidation is not available. Local tax returns are filed separately.

    CAPITAL STOCK

    On August 17, 1995, the Board of Directors declared a 50% stock dividend on the Company's Class A Common Stock payable October 2, 1995 to stockholders of record on September 8, 1995, to effect a three for two stock split. All applicable share and per share data have been adjusted to give effect to the stock split.

    EARNINGS PER COMMON SHARE

    Earnings per common share are based on the weighted average common and common equivalent shares outstanding during the period, determined using the treasury stock method. Common equivalent shares are attributable to a common share award and outstanding stock options and warrants. (SEE NOTES E AND F).

    STOCK BASED COMPENSATION

    The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its stock options. Under APB 25, if the exercise price of the stock options granted by the Company equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

    CONCENTRATION OF CREDIT RISK

    The Company provides print advertising and advertising air time to national, regional and local advertisers within the geographic areas in which the Company operates. Credit is extended based on an evaluation of the customer's financial condition, and generally advance payment is not required. Credit losses are provided for in the financial statements and consistently have been within management's expectations.

                       GRAY COMMUNICATIONS SYSTEMS, INC.

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    INTEREST SWAP

    The Company entered into an interest-rate swap agreement to modify the interest characteristics of a portion of its outstanding debt (SEE NOTE D). The agreement involved the exchange of amounts based on a fixed interest rate for amounts based on variable interest rates over the life of the agreement without an exchange of the notional amount upon which the payments were based. The differential to be paid or received as interest rates changed was accrued and recognized as an adjustment of interest expense related to the debt (the accrual accounting method). Effective May 14, 1996, the Company received a settlement of this interest-rate swap, the effect of which is recognized as an adjustment to interest expense over the remaining life of the original swap agreement term.

    FAIR VALUE OF FINANCIAL INSTRUMENTS

    The Company has adopted FASB Statement No. 107, DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, which requires disclosure of fair value, to the extent practical, of certain of the Company's financial instruments. The fair value amounts do not necessarily represent the amount that could be realized in a sale or settlement. The Company's financial instruments are comprised principally of long-term debt and preferred stock.

    The estimated fair value of long-term debt at December 31, 1996 and 1995 exceeded book value by $9.6 million and $0, respectively. The fair value of the Preferred Stock at December 31, 1996 approximates its carrying value at that date. The Company does not anticipate settlement of long-term debt or preferred stock at other than book value.

    The fair value of other financial instruments classified as current assets or liabilities approximates their carrying values due to the short-term maturities of these instruments.

    IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

    Effective January 1, 1996, the Company adopted Statement No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF ("Statement 121"), which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the asset's carrying amount. Statement 121 also addresses the accounting for long-lived assets which are expected to be disposed. The adoption of Statement 121 did not have a material impact on the Company's financial position.

    RECLASSIFICATIONS

    Certain amounts in the accompanying consolidated financial statements have been reclassified to conform to the 1996 format.

B. BUSINESS DISPOSITIONS

    The Company sold the assets of KTVE Inc. (the "KTVE Sale"), its NBC-affiliated television station, in Monroe, Louisiana/El Dorado, Arkansas on August 20, 1996. The sales price included $9.5 million in cash plus the amount of the accounts receivable on the date of closing to the extent collected by the buyer, to be paid to the Company within 150 days following the closing date (approximately $829,000). The

                       GRAY COMMUNICATIONS SYSTEMS, INC.

B. BUSINESS DISPOSITIONS (CONTINUED)
Company recognized a pre-tax gain of approximately $5.7 million and estimated income taxes of approximately $2.8 million in connection with the sale.

C. BUSINESS ACQUISITIONS

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

    1996 ACQUISITIONS

    On September 30, 1996, the Company purchased from First American Media, Inc. substantially all of the assets used in the operation of two CBS-affiliated television stations, WCTV-TV ("WCTV") serving Tallahassee, Florida/Thomasville, Georgia and WKXT-TV ("WKXT") in Knoxville, Tennessee, as well as those assets used in the operations of a satellite production services business and a communications and paging business (the "First American Acquisition"). Subsequent to the First American Acquisition, the Company rebranded WKXT with the call letters WVLT ("WVLT") as a component of its strategy to promote the station's upgraded news product. The purchase price of approximately $183.9 million consisted of $175.5 million cash, $1.8 million in acquisition-related costs, and the assumption of approximately $6.6 million of liabilities. Based on a preliminary allocation of the purchase price, the excess of the purchase price over the fair value of net tangible assets acquired was approximately $159.8 million. The Company's Board of Directors has agreed to pay Bull Run Corporation ("Bull Run"), a principal stockholder of the Company, a fee equal to $1.4 million for services performed in connection with this acquisition. At December 31, 1996, $1.0 million of this fee remains payable and is included in accounts payable.

    The First American Acquisition and the early retirement of the Company's existing bank credit facility and other senior indebtedness (SEE NOTES D AND F), were funded as follows: net proceeds of $66.1 million from the sale of 3,500,000 shares of the Company's Class B Common Stock; net proceeds of $155.2 million from the sale of $160.0 million principal amount of the Company's 10 5/8% Senior Subordinated Notes due 2006; $16.9 million of borrowings under a senior credit facility (the "Senior Credit Facility"); and $10.0 million net proceeds from the sale of 1,000 shares of the Company's Series B Preferred Stock with warrants to purchase 500,000 shares of the Company's Class A Common Stock at $24 per share. The shares of Series B Preferred Stock were issued to Bull Run and to J. Mack Robinson, Chairman of the Board of Bull Run and interim President and Chief Executive Officer of the Company, and certain of his affiliates. The Company obtained an opinion as to the fairness of the terms of the sale of such Series B Preferred Stock with warrants from an investment banker. The Federal Communications Commission's (the "FCC") approval of the First American Acquisition requires the Company to divest itself of WALB-TV ("WALB") in Albany, Georgia and WJHG-TV ("WJHG") in Panama City, Florida by March 31, 1997 to comply with regulations governing common ownership of television stations with overlapping service areas. The FCC is currently reexamining these regulations, and if it revises them in accordance with the interim policy it has adopted, divestiture of WJHG-TV would not be required. The FCC is not expected to complete its rulemaking on this subject until later in 1997. Accordingly, the Company will request, and expects to receive, an extension of the divestiture deadline pending the outcome of the rulemaking proceedings. In order to satisfy applicable FCC requirements with respect to WALB-TV, the Company, subject to FCC

                       GRAY COMMUNICATIONS SYSTEMS, INC.

C. BUSINESS ACQUISITIONS (CONTINUED)
approval, intends to swap such assets for assets of one or more television stations of comparable value and with comparable broadcast cash flow in a transaction qualifying for deferred capital gains treatment under the "like-kind exchange" provision of Section 1031 of the Internal Revenue Code of 1986. If the Company is unable to enter into an agreement to effect such a swap by March 31, 1997, the Company will seek FCC approval to transfer the station to a trust with a view towards the trustee effecting a swap or sale of such assets. Under such trust arrangement, which would be subject to the approval of the FCC, the Company would be required to relinquish operating control of the station to a trustee while retaining the economic risks and benefits of ownership. If the Company or such trust is required to effect a sale of WALB-TV, the Company would incur a significant gain and related tax liability, the payment of which could have a material adverse effect on the Company's ability to acquire comparable assets without incurring additional indebtedness.

    Condensed unaudited balance sheets of WALB and WJHG are as follows (in thousands):

                                                                 WALB                  WJHG
                                                         --------------------  --------------------
                                                                        DECEMBER 31,
                                                           1996       1995       1996       1995
                                                         ---------  ---------  ---------  ---------
                                                                        (UNAUDITED)
Current assets.........................................  $   2,058  $   1,996  $   1,079  $     821
Property and equipment.................................      1,579      1,806        981        974
Other assets...........................................        100         67         55          3
                                                         ---------  ---------  ---------  ---------
Total assets...........................................  $   3,737  $   3,869  $   2,115  $   1,798
                                                         ---------  ---------  ---------  ---------
                                                         ---------  ---------  ---------  ---------
Current liabilities....................................  $   1,189  $     762  $     497  $     358
Other liabilities......................................        242        228        -0-        -0-
Stockholder's equity...................................      2,306      2,879      1,618      1,440
                                                         ---------  ---------  ---------  ---------
Total liabilities and stockholder's equity.............  $   3,737  $   3,869  $   2,115  $   1,798
                                                         ---------  ---------  ---------  ---------
                                                         ---------  ---------  ---------  ---------

    Condensed unaudited income statement data for the years ended December 31, 1996, 1995 and 1994 for WALB and WJHG are as follows (in thousands):

                                                 WALB                             WJHG
                                    -------------------------------  -------------------------------
                                        YEAR ENDED DECEMBER 31,          YEAR ENDED DECEMBER 31,
                                      1996       1995       1994       1996       1995       1994
                                    ---------  ---------  ---------  ---------  ---------  ---------
                                                              (UNAUDITED)
Broadcasting revenues.............  $  10,611  $   9,445  $   9,074  $   5,217  $   3,843  $   3,619
Expenses..........................      5,070      4,650      4,458      4,131      3,573      3,502
                                    ---------  ---------  ---------  ---------  ---------  ---------
Operating income..................      5,541      4,795      4,616      1,086        270        117
Other income......................          7         17         22          6         60         62
                                    ---------  ---------  ---------  ---------  ---------  ---------
Income before income taxes........      5,548      4,812      4,638      1,092        330        179
                                    ---------  ---------  ---------  ---------  ---------  ---------
                                    ---------  ---------  ---------  ---------  ---------  ---------
Net income........................  $   3,465  $   2,984  $   3,126  $     685  $     205  $     208
                                    ---------  ---------  ---------  ---------  ---------  ---------
                                    ---------  ---------  ---------  ---------  ---------  ---------

                       GRAY COMMUNICATIONS SYSTEMS, INC.

C. BUSINESS ACQUISITIONS (CONTINUED)
    On January 4, 1996, the Company purchased substantially all of the assets of WRDW-TV, a CBS television affiliate serving the Augusta, Georgia television market (the "Augusta Acquisition"). The purchase price of approximately $35.9 million, excluding assumed liabilities of approximately $1.3 million, was financed primarily through long-term borrowings. The assets acquired consisted of office equipment and broadcasting operations located in North Augusta, South Carolina. Based on the preliminary allocation of the purchase price, the excess of the purchase price over the fair value of net tangible assets acquired was approximately $32.5 million. In connection with the Augusta Acquisition, the Company's Board of Directors approved the payment of a $360,000 fee to Bull Run.

    Funds for the Augusta Acquisition were obtained from the modification of the Company's existing bank debt on January 4, 1996 (the "Bank Loan") to a variable rate reducing revolving credit facility (the "Old Credit Facility") and the sale to Bull Run of an 8% subordinated note due January 3, 2005 in the principal amount of $10.0 million (the "8% Note"). In connection with the sale of the 8% Note, the Company also issued warrants to Bull Run to purchase 487,500 shares of Class A Common Stock at $17.88 per share, 300,000 shares of which were vested at December 31, 1996. The remainder vests in five equal annual installments of 37,500 shares commencing in 1997. Approximately $2.6 million of the $10.0 million of proceeds from the 8% Note was allocated to the warrants and increased Class A Common Stock. The Old Credit Facility provided for a credit line up to $54.2 million. This transaction also required a modification of the interest rate of the Company's $25.0 million senior secured note with an institutional investor (the "Senior Note") from 10.08% to 10.7%.

    As part of the financing arrangements for the First American Acquisition, the Old Credit Facility and the Senior Note were retired and the Company issued to Bull Run, in exchange for the 8% Note, 1,000 shares of Series A Preferred Stock. The warrants issued with the 8% Note will vest in accordance with the schedule described above provided the Series A Preferred Stock remains outstanding. The Company recorded an extraordinary charge of $5.3 million ($3.2 million after taxes or $0.56 per common share) in connection with the early retirement of the $25.0 million Senior Note and the write-off of loan acquisition costs from the early extinguishment of debt.

    Unaudited pro forma operating data for the year ended December 31, 1996 and 1995, is presented below and assumes that the Augusta Acquisition, the First American Acquisition, and the KTVE Sale occurred on January 1, 1995.

    This unaudited pro forma operating data does not purport to represent the Company's actual results of operations had the Augusta Acquisition, the First American Acquisition, and the KTVE Sale occurred on January 1, 1995, and should not serve as a forecast of the Company's operating results for any future periods. The pro forma adjustments are based solely upon certain assumptions that management believes

                       GRAY COMMUNICATIONS SYSTEMS, INC.

C. BUSINESS ACQUISITIONS (CONTINUED)
are reasonable under the circumstances at this time. Unaudited pro forma operating data for the year ended December 31, 1996 are as follows (in thousands, except per common share data):

                                                                      FIRST
                                                          KTVE      AMERICAN      PRO FORMA     ADJUSTED
                                               GRAY       SALE     ACQUISITION   ADJUSTMENTS    PRO FORMA
                                             ---------  ---------  -----------  -------------  -----------
                                                                      (UNAUDITED)
Revenues, net..............................  $  79,305  $  (2,968)  $  21,203     $     -0-     $  97,540
                                             ---------  ---------  -----------        -----    -----------
                                             ---------  ---------  -----------        -----    -----------
Net earnings (loss) before extraordinary
 charge....................................  $   5,678  $  (3,173)  $  (1,773)    $    (720)    $      12
                                             ---------  ---------  -----------        -----    -----------
                                             ---------  ---------  -----------        -----    -----------
Earnings (loss) per share available to
 common stockholders before extraordinary
 charge....................................  $    0.94                                          $   (0.17)
                                             ---------                                         -----------
                                             ---------                                         -----------

    Unaudited pro forma operating data for the year ended December 31, 1995 are as follows (in thousands, except per common share data):

                                                                       FIRST
                                              AUGUSTA      KTVE      AMERICAN     PRO FORMA    ADJUSTED
                                   GRAY     ACQUISITION    SALE     ACQUISITION  ADJUSTMENTS   PRO FORMA
                                 ---------  -----------  ---------  -----------  -----------  -----------
                                                               (UNAUDITED)
Revenues, net..................  $  58,616   $   8,660   $  (4,188)  $  27,321    $     228    $  90,637
                                 ---------  -----------  ---------  -----------  -----------  -----------
                                 ---------  -----------  ---------  -----------  -----------  -----------
Net earnings (loss) available
 to common stockholders........  $     931   $   2,242   $    (278)  $   6,348    $ (15,316)   $  (6,073)
                                 ---------  -----------  ---------  -----------  -----------  -----------
                                 ---------  -----------  ---------  -----------  -----------  -----------
Earnings (loss) per share
 available to common
 stockholders..................  $    0.21                                                     $   (0.77)
                                 ---------                                                    -----------
                                 ---------                                                    -----------

    The pro forma results presented above include adjustments to reflect (i) the incurrence of interest expense to fund the 1996 Acquisitions, (ii) depreciation and amortization of assets acquired, (iii) the reduction of employee compensation related to severance and vacation compensation for 1996, (iv) the elimination of the corporate expense allocation net of additional accounting and administrative expenses for the First American Acquisition, (v) increased pension expense for the First American Acquisition, and (vi) the income tax effect of such pro forma adjustments. Average outstanding shares used to calculate pro forma earnings per share data for 1996 and 1995 include the 3,500,000 Class B Common shares issued in connection with the First American Acquisition.

1995 ACQUISITIONS

    On January 6, 1995, the Company purchased substantially all of the assets of the Gwinnett Post-Tribune and assumed certain liabilities (the "Gwinnett Acquisition"). The assets consisted of office equipment and publishing operations located in Lawrenceville, Georgia. The purchase price of $3.7 million, including assumed liabilities of approximately $370,000, was paid by approximately $1.2 million in

                       GRAY COMMUNICATIONS SYSTEMS, INC.

C. BUSINESS ACQUISITIONS (CONTINUED)

cash (financed through long-term borrowings and cash from operations), the issuance of 44,117 shares of the Company's Class A Common Stock (having fair value of $500,000), and $1.5 million payable to the sellers pursuant to non-compete agreements. The excess of the purchase price over the fair value of net tangible assets acquired was approximately $3.4 million. In connection with the Gwinnett Acquisition the Company's Board of Directors approved the payment of a $75,000 fee to Bull Run.

    1994 ACQUISITIONS

    On September 2, 1994, the Company purchased substantially all of the assets of Kentucky Central Television, Inc. ("Kentucky Central") and assumed certain of its liabilities (the "Kentucky Acquisition"). Kentucky Central operated two television stations, WKYT located in Lexington, Kentucky and WYMT located in Hazard, Kentucky, both of which are affiliates of the CBS television network. The purchase price of approximately $38.1 million, excluding acquisition costs of approximately $2.1 million and assumed liabilities of approximately $2.3 million, was financed primarily through long-term borrowings. The excess of the purchase price over the fair value of net tangible assets acquired was approximately $31.4 million.

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

    Unaudited pro forma operating data for the year ended December 31, 1994, is presented below, giving effect to the Rockdale Acquisition and the Kentucky Acquisition (collectively the "1994 Acquisitions") as though they had occurred on January 1, 1994.

    This unaudited pro forma operating data does not purport to represent what the Company's actual results of operations would have been if the 1994 Acquisitions had occurred on January 1, 1994, and should not serve as a forecast of the Company's operating results for any future periods. The pro forma adjustments are based upon certain assumptions that management believes are reasonable under the circumstances.

    Unaudited pro forma operating data for the year ended December 31, 1994 are as follows (in thousands, except per common share data):

                                                                  KENTUCKY      ROCKDALE      PRO FORMA    ADJUSTED
                                                        GRAY     ACQUISITION   ACQUISITION   ADJUSTMENTS   PRO FORMA
                                                      ---------  -----------  -------------  -----------  -----------
                                                                                (UNAUDITED)
Operating revenues..................................  $  36,518   $  10,237     $     980     $     -0-    $  47,735
                                                      ---------  -----------        -----    -----------  -----------
                                                      ---------  -----------        -----    -----------  -----------
Net income..........................................  $   2,766   $   2,637     $      46     $  (2,763)   $   2,686
                                                      ---------  -----------        -----    -----------  -----------
                                                      ---------  -----------        -----    -----------  -----------
Earnings per common share...........................  $    0.59                                            $    0.56
                                                      ---------                                           -----------
                                                      ---------                                           -----------

                       GRAY COMMUNICATIONS SYSTEMS, INC.

C. BUSINESS ACQUISITIONS (CONTINUED)
    1994 ACQUISITIONS (CONTINUED)

    The pro forma results presented above include adjustments to reflect (i) the incurrence of interest expense to fund the 1994 Acquisitions, (ii) depreciation and amortization of assets acquired, and (iii) the income tax effect of such pro forma adjustments. Average outstanding shares used to calculate earnings per share from continuing operations for 1994 include the 225,000 shares issued in connection with the Rockdale Acquisition.

    PENDING ACQUISITIONS

    In January 1997, the Company agreed to acquire Gulflink Communications, Inc. of Baton Rouge, Louisiana. The operations include nine transportable satellite uplink trucks. The purchase price is estimated at approximately $5.8 million, including a cash payment of $3.7 million and assumed liabilities of approximately $2.1 million. The transaction, which is expected to close by April 1997, is subject to approval by the appropriate regulatory agencies. The Company plans to fund the costs of this acquisition through its Senior Credit Facility.

    In February 1997, the Company announced that it had signed a letter of intent with Raycom-US, Inc. to purchase the assets of WITN-TV ("WITN"). The purchase price is estimated at approximately $39.5 million plus the assumption of certain liabilities. WITN is currently owned by AFLAC Broadcast Group, Inc., which has entered into a contract to sell the stock of WITN, Inc. to Raycom. Gray's letter of intent with Raycom is conditional upon the completion of the stock purchase by Raycom. WITN operates on Channel 7 and is the NBC affiliate in the Greenville-Washington-New Bern, North Carolina market. The purchase of WITN is subject to a number of conditions, including the negotiation and execution of a definitive purchase agreement. In connection with the proposed purchase of the assets of WITN, the Company will pay Bull Run a finder's fee equal to 1% of the purchase price for services performed, none of which was due and included in accounts payable at December 31, 1996.

D. LONG-TERM DEBT

    Long-term debt consists of the following (in thousands):

                                                                             DECEMBER 31,
                                                                         ---------------------
                                                                            1996       1995
                                                                         ----------  ---------
10 5/8% Senior Subordinated Notes due 2006.............................  $  160,000  $     -0-
Senior Credit Facility.................................................      12,680        -0-
Senior Note............................................................         -0-     25,000
Bank Loan..............................................................         -0-     28,375
Other..................................................................         688        950
                                                                         ----------  ---------
                                                                            173,368     54,325
Less current portion...................................................        (140)    (2,862)
                                                                         ----------  ---------
                                                                         $  173,228  $  51,463
                                                                         ----------  ---------
                                                                         ----------  ---------

    On September 20, 1996, the Company sold $160.0 million principal amount of the Company's 10 5/8% Senior Subordinated Notes (the "Senior Subordinated Notes") due 2006. The net proceeds of $155.2 million from this offering, along with the net proceeds from (i) the KTVE Sale, (ii) the issuance of Class B

                       GRAY COMMUNICATIONS SYSTEMS, INC.

D. LONG-TERM DEBT (CONTINUED)
Common Stock, (iii) the issuance of Series B Preferred Stock and (iv) borrowings under the Senior Credit Facility, were used in financing the First American Acquisition as well as the early retirement of the Senior Note and The Old Credit Facility. Interest on the Senior Subordinated Notes is payable semi-annually on April 1 and October 1, commencing April 1, 1997.

    The Senior Subordinated Notes are jointly and severally guaranteed (the "Subsidiary Guarantees") by all of the Company's subsidiaries (the "Subsidiary Guarantors"). The obligations of the Subsidiary Guarantors under the Subsidiary Guarantees is subordinated, to the same extent as the obligations of the Company in respect of the Senior Subordinated Notes, to the prior payment in full of all existing and future senior debt of the Subsidiary Guarantors (which will include any guarantee issued by such Subsidiary Guarantors of any senior debt).

    The Company is a holding company with no material independent assets or operations, other than its investment in its subsidiaries. The aggregate assets, liabilities, earnings and equity of the Subsidiary Guarantors are substantially equivalent to the assets, liabilities, earnings and equity of the Company on a consolidated basis. The Subsidiary Guarantors are, directly or indirectly, wholly-owned subsidiaries of the Company and the Subsidiary Guarantees will be full, unconditional and joint and several. All of the current and future direct and indirect subsidiaries of the Company will be guarantors of the Notes. Accordingly, separate financial statements and other disclosures of each of the Subsidiary Guarantors are not presented because management has determined that they are not material to investors.

    In September 1996, the Company entered into its $125.0 million Senior Credit Facility which is comprised of a term loan (the "Term Commitment") of $71.5 million and a revolving credit facility (the "Revolving Commitment") of $53.5 million. The agreement pursuant to which the Senior Credit Facility was issued contains certain restrictive provisions, which, among other things, limit capital expenditures and additional indebtedness and require minimum levels of cash flows. The Senior Subordinated Note also contains similar restrictive provisions. Additionally, the effective interest rate of the Senior Credit Facility can be changed based upon the Company's maintenance of certain operating ratios as defined by the Senior Credit Facility, not to exceed the lender's prime rate plus 1.0% or LIBOR plus 3.25%.

    The amounts available under the Revolving Commitment will be reduced as follows (in thousands):

1997...............................................................  $   7,356
1998...............................................................      8,025
1999...............................................................      8,025
2000...............................................................      8,025
2001...............................................................      8,025
2002...............................................................      9,363
2003...............................................................      4,681
                                                                     ---------
                                                                     $  53,500
                                                                     ---------
                                                                     ---------

    The amount borrowed by the Company on December 31, 1998 under the Term Commitment will be converted to a four and one-half year term loan. The principal of the term loan shall be repaid in nineteen consecutive quarterly installments commencing on December 31, 1998. Each of the first five quarterly installments are equal to 2.50% of the principal balance outstanding at December 31, 1998. Each of the

                       GRAY COMMUNICATIONS SYSTEMS, INC.

D. LONG-TERM DEBT (CONTINUED)
next thirteen quarterly installments are equal to 3.75% of the principal balance outstanding at December 31, 1998. The nineteenth and final installment due June 30, 2003 will be equal to the remaining balance outstanding and any outstanding interest due on June 30, 2003.

    The Company is charged a commitment fee on the excess of the aggregate average daily undisbursed amount of the Revolving Commitment and the Term Commitment over the amount outstanding. At December 31, 1996, the commitment fee was 0.50% per annum.

    At December 31, 1996, the Company had approximately $12.7 million outstanding on the Senior Credit Facility. At December 31, 1996, the Company's interest rate for the Senior Credit Facility, was based on a spread over LIBOR and/or Prime, of 2.50% and 0.25%, respectively.

    The Senior Subordinated Notes and the Senior Credit Facility are secured by substantially all of the Company's existing and hereafter acquired assets.

    The Company entered into an interest rate swap agreement (the "Interest Swap") on June 2, 1995, to effectively convert a portion of its floating rate debt under the Old Credit Facility to a fixed rate basis. The Interest Swap was effective for five years. Approximately $25.0 million of the Company's outstanding long-term debt was subject to this Interest Swap. Effective May 14, 1996, the Company received $215,000 as settlement of this Interest Swap, which is reflected as a reduction of interest expense over the remaining life of the original five-year interest rate swap agreement term. The Company does not currently have any other interest rate swap agreements.

    At December 31, 1996, retained earnings of approximately $1.4 million and $1.0 million were available for dividends to holders of preferred and common stock, respectively.

    Aggregate minimum principal maturities on long-term debt as of December 31, 1996, were as follows (in thousands):

1997..............................................................  $     140
1998..............................................................        134
1999..............................................................        115
2000..............................................................         53
2001..............................................................         57
Thereafter........................................................    172,869
                                                                    ---------
                                                                    $ 173,368
                                                                    ---------
                                                                    ---------

    The Company made interest payments of approximately $7.6 million, $5.4 million, and $1.2 million during 1996, 1995 and 1994, respectively.

    In the quarter ended September 30, 1996, the Company recorded an extraordinary charge of $5.3 million ($3.2 million after taxes or $0.56 per share) in connection with the early retirement of the Senior Note and the write-off of unamortized loan acquisition costs of the Senior Note and the Old Credit Facility resulting from the early extinguishment of debt.

                       GRAY COMMUNICATIONS SYSTEMS, INC.

E. SUPPLEMENTAL EMPLOYEE BENEFITS AND OTHER AGREEMENTS

    The Company had an employment agreement with its former President, Ralph W. Gabbard, which provided for an award of 122,034 shares of the Company's Class A Common Stock if his employment with the Company continued until September 1999. Mr. Gabbard died unexpectedly in September 1996. The Company awarded these shares to the estate of Mr. Gabbard. Approximately $880,000, $240,000, and $80,000 of expense was recorded in 1996, 1995, and 1994, respectively.

    In December 1995, the Company amended an existing employment agreement to pay consulting fees to its former chief executive officer. The Company recorded approximately $596,000 of corporate and administrative expenses during the year ended December 31, 1995 in accordance with the terms of the amended employment agreement. Additionally, in December 1995 the Company issued 150,000 shares of the Company's Class A Common Stock to this former chief executive officer in accordance with his employment agreement which was amended to remove certain restrictions, including, among others, a time requirement for continued employment. Compensation expense of approximately $2.1 million was recognized in 1995 for the 150,000 shares of Class A Common Stock issued pursuant to this agreement.

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

    The following summarizes activity relative to certain officers' agreements and the supplemental employee benefits (in thousands):

                                                                           DECEMBER 31,
                                                                  -------------------------------
                                                                    1996       1995       1994
                                                                  ---------  ---------  ---------
Beginning liability.............................................  $   2,938  $   2,518  $   2,960
                                                                  ---------  ---------  ---------
Provision.......................................................        918        976        184
Forfeitures.....................................................        -0-       (169)      (266)
                                                                  ---------  ---------  ---------
Net (income) expense............................................        918        807        (82)
Payments........................................................       (698)      (387)      (360)
                                                                  ---------  ---------  ---------
Net change......................................................        220        420       (442)
                                                                  ---------  ---------  ---------
Ending liability................................................      3,158      2,938      2,518
Less current portion............................................     (1,801)      (725)      (175)
                                                                  ---------  ---------  ---------
                                                                  $   1,357  $   2,213  $   2,343
                                                                  ---------  ---------  ---------
                                                                  ---------  ---------  ---------

F. STOCKHOLDERS' EQUITY

    The Company amended its Articles of Incorporation to increase to 50,000,000 the number of shares of all classes of stock which the Company has the authority to issue, of which, 15,000,000 shares are designated Class A Common Stock, 15,000,000 shares are designated Class B Common Stock, and 20,000,000 shares are designated "blank check" preferred stock for which the Board of Directors has the authority to determine the rights, powers, limitations and restrictions. The rights of the Company's Class A and Class B Common Stock are identical, except that the Class A Common Stock has 10 votes per share and the Class B Common Stock has one vote per share. The Class A and Class B Common Stock receive

                       GRAY COMMUNICATIONS SYSTEMS, INC.

F. STOCKHOLDERS' EQUITY (CONTINUED)
cash dividends on an equal per share basis. In September 1996, the Company issued 1,000 shares each of Series A and Series B Preferred Stock relating to the financing arrangements for the First American Acquisition.

    As part of the financing for the Augusta Acquisition, funding was obtained from the 8% Note, which included the issuance of detachable warrants to Bull Run to purchase 487,500 shares of Class A Common Stock at $17.88 per share, 300,000 shares of which are currently vested, with the remainder vesting in five equal annual installments commencing in 1997. Approximately $2.6 million of the $10.0 million of proceeds from the 8% Note was allocated to the warrants and increased Class A Common Stock. This allocation of the proceeds was based on an estimate of the relative fair values of the 8% Note and the warrants on the date of issuance. The Company amortized the original issue discount on a ratable basis in accordance with the original terms of the 8% Note through September 30, 1996. The Company recognized approximately $217,000 in amortization costs for the $2.6 million original issue discount. In September 1996, the Company exchanged the 8% Note with Bull Run for 1,000 shares of liquidation preference Series A Preferred Stock yielding 8%. The warrants issued with the 8% Note will vest in accordance with their original schedule provided the Series A Preferred Stock remains outstanding. The holder of the Series A Preferred Stock will receive cash dividends at an annual rate of $800 per share. The liquidation or redemption price of the Series A Preferred Stock is $10,000 per share.

    As part of the financing for the First American Acquisition, the Company also issued 1,000 shares of Series B Preferred Stock, with warrants to purchase an aggregate of 500,000 shares of Class A Common Stock at an exercise price of $24.00 per share. Of these warrants 300,000 vested upon issuance, with the remaining warrants vesting in five equal annual installments commencing on the first anniversary of the date of issuance. The shares of Series B Preferred Stock were issued to Bull Run and to J. Mack Robinson, Chairman of the Board of Bull Run and interim President and Chief Executive Officer of the Company, and certain of his affiliates. The Company has obtained a written opinion as to the fairness of the terms of the sale of such Series B Preferred Stock and warrants from an investment banker. The holders of the Series B Preferred Stock will receive dividends at an annual rate of $600 per share, except the Company at its option may pay these dividends in cash or in additional shares. The liquidation or redemption price of the Series B Preferred Stock is $10,000 per share.

    On September 24, 1996, the Company completed a public offering of 3.5 million shares of its Class B Common Stock at an offering price of $20.50 per share. The proceeds, net of expenses, from this public offering of approximately $66.1 million were used in the financing of the First American Acquisition.

    The Company has a Stock Purchase Plan which allows outside directors to purchase up to 7,500 shares of the Company's Common Stock directly from the Company before the end of January following each calendar year. The purchase price per share approximates the market price of the Common Stock at the time of the grant. During 1996, 1995 and 1994, certain directors purchased an aggregate of 22,500, 23,500, and -0- shares of Class A Common Stock, respectively, under this plan.

    In November 1996, the Company's Board of Directors authorized the purchase of up to one million shares of the Company's Class B Common Stock to either be retired or reissued in connection with the Company's benefit plans, including the Capital Accumulation Plan and the Incentive Plan. In the fourth quarter of 1996, the Company purchased 172,300 shares of its Class B Common Stock under this authorization. These treasury shares were purchased at prevailing market prices with an average effective price of $15.90 per share and were funded from the Company's operating cash flow.

                       GRAY COMMUNICATIONS SYSTEMS, INC.

F. STOCKHOLDERS' EQUITY (CONTINUED)

    On December 1, 1994, the Company repurchased 663,180 shares of its Class A Common Stock at a price of $10.00 per share for a total purchase price before expenses, of $6.63 million. The trading value of the Class A Common Stock on the NASDAQ Small Cap Issues Market was $10.83 on December 1, 1994. The Class A Common Stock was purchased from The Prudential Insurance Company of America and Sandler Associates (420,000 and 243,180 shares, respectively). The purchase was funded by a bank loan.

G. LONG-TERM INCENTIVE PLAN AND STOCK PURCHASE PLAN

    The Company has a long-term incentive plan (the "Incentive Plan") under which 200,000 shares of the Company's Class A Common Stock and 400,000 shares of the Company's Class B Common Stock are reserved for grants to key personnel for
(i) incentive stock options, (ii) non-qualified stock options, (iii) stock appreciation rights, (iv) restricted stock and (v) performance awards, as defined by the Incentive Plan. Shares of Common Stock underlying outstanding options or performance awards are counted against the Incentive Plan's maximum shares while such options or awards are outstanding. Under the Incentive Plan, the options granted typically vest after a two year period and expire three years after full vesting. Options granted through December 31, 1996, have been granted at a price which approximates fair market value on the date of the grant.

    The Company also has a Stock Purchase Plan which grants outside directors up to 7,500 shares of the Company's Common Stock. Under this Stock Purchase Plan, the options granted vest at the beginning of the upcoming calendar year and expire at the end of January following that calendar year.

    Prior to 1996, grants under the Incentive Plan and the Stock Purchase Plan were made with the Company's Class A Common Stock. In 1996, the Company amended its Incentive Plan and Stock Purchase Plan for grants to be made with Class B Common Stock. Therefore, the options granted in 1996, were made with Class B Common Stock.

    The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123 requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

    Pro forma information regarding net income and earnings per share is required by SFAS No. 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1996 and 1995, respectively: risk-free interest rates of 5.43% and 6.06%; a dividend yield of 0.50% and 0.53%; volatility factors of the expected market price of the Company's Class A Common Stock of 0.33 and 0.26; and a weighted average expected life of the options of 2.0 and 2.7 years.

    The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and which are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value

                       GRAY COMMUNICATIONS SYSTEMS, INC.

G. LONG-TERM INCENTIVE PLAN AND STOCK PURCHASE PLAN (CONTINUED) estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except per common share data):

                                                                                                    1996       1995
                                                                                                  ---------  ---------
Pro forma income before extraordinary charge available to common stockholders...................  $   5,190  $     792
Primary and fully diluted pro forma earnings per common share:..................................  $    0.92  $    0.18

    A summary of the Company's stock option activity for Class A common shares, and related information for the years ended December 31 follows (in thousands, except weighted average exercise price data):

                                                                     YEAR ENDED DECEMBER 31,
                                        ----------------------------------------------------------------------------------
                                                   1996                        1995                        1994
                                        --------------------------  --------------------------  --------------------------
                                                       WEIGHTED                    WEIGHTED                    WEIGHTED
                                                        AVERAGE                     AVERAGE                     AVERAGE
                                                       EXERCISE                    EXERCISE                    EXERCISE
                                          OPTIONS        PRICE        OPTIONS        PRICE        OPTIONS        PRICE
                                        -----------  -------------  -----------  -------------  -----------  -------------
Stock options outstanding-- beginning
  of year.............................         263     $   12.37           199     $    9.80            89     $    9.67
  Options granted.....................         -0-                         111         16.14           126          9.87
  Options exercised...................         (52)         9.93           (29)        10.08           -0-           -0-
  Options forfeited...................          (6)        12.44           (18)        10.45           (16)         9.67
  Options expired.....................          (7)        10.17           -0-           -0-           -0-           -0-
                                               ---                         ---                         ---
Stock options outstanding--end of
  year................................         198     $   11.54           263     $   12.37           199     $    9.80
                                               ---                         ---                         ---
                                               ---                         ---                         ---
Exercisable at end of year............         164     $   13.06            86     $    9.84           -0-     $     -0-

Weighted-average fair value of options
  granted during the year.............                                             $    3.37

    Exercise prices for Class A Common Stock options outstanding as of December 31, 1996 ranged from $9.67 to $13.33 for the Incentive Plan and $19.25 for the Stock Purchase Plan. The weighted-average remaining contractual life of the Class A Common Stock options outstanding for the Incentive Plan and Stock Purchase Plan is 2.3 and 0.1 years, respectively.

    During the year ended December 31, 1996, the Company granted options for the purchase of 68,000 shares of Class B Common Stock at a price of $15.88 per share, none of which are exercisable at year end. The weighted average fair value of these options was $3.22 per option. The weighted-average remaining contractual life of the Class B Common Stock options outstanding for the Incentive Plan and Stock Purchase Plan is 5.0 and 1.1 years, respectively.

                       GRAY COMMUNICATIONS SYSTEMS, INC.

H. INCOME TAXES

    The Company uses the liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

    Federal and state income tax expense (benefit) included in the consolidated financial statements are summarized as follows (in thousands):

                                                                        YEAR ENDED DECEMBER 31,
                                                                      1996       1995       1994
                                                                    ---------  ---------  ---------
Current
  Federal.........................................................  $   1,462  $    (253) $   1,093
  State...........................................................        841         24        160
Deferred..........................................................        (44)       863        523
                                                                    ---------  ---------  ---------
                                                                    $   2,259  $     634  $   1,776
                                                                    ---------  ---------  ---------
                                                                    ---------  ---------  ---------

    The total provision for income taxes for 1996 included a tax benefit of $2,157,000 which related to an extraordinary charge on extinguishment of debt.

    Significant components of the Company's deferred tax liabilities and assets are as follows (in thousands):

                                                                               1996       1995
                                                                             ---------  ---------
Deferred tax liabilities:
  Net book value of property and equipment.................................  $   1,165  $   1,069
  Goodwill.................................................................      2,370        890
  Other....................................................................        120        120
                                                                             ---------  ---------
      Total deferred tax liabilities.......................................      3,655      2,079

Deferred tax assets:
  Liability under supplemental retirement plan.............................      1,241      1,127
  Allowance for doubtful accounts..........................................        619        195
  Difference in basis of assets held for sale..............................        941        941
  State and local operating loss carryforwards.............................      1,164        123
  Other....................................................................        511        245
                                                                             ---------  ---------
      Total deferred tax assets............................................      4,476      2,631
  Valuation allowance for deferred tax assets..............................       (753)      (753)
                                                                             ---------  ---------
      Net deferred tax assets..............................................      3,723      1,878
                                                                             ---------  ---------
  Deferred tax assets (liabilities) net....................................  $      68  $    (201)
                                                                             ---------  ---------
                                                                             ---------  ---------

                       GRAY COMMUNICATIONS SYSTEMS, INC.

H. INCOME TAXES (CONTINUED)
    A reconciliation of income tax expense at the statutory federal income tax rate and income taxes as reflected in the consolidated financial statements is as follows (in thousands):

                                                                         YEAR ENDED DECEMBER 31,
                                                                     -------------------------------
                                                                       1996       1995       1994
                                                                     ---------  ---------  ---------
  Statutory rate applied to income.................................  $   1,625  $     532  $   1,544
  State and local taxes, net of federal tax benefits...............         (7)        91        195
  Permanent difference relating to sale of KTVE....................        602        -0-        -0-
  Other items, net.................................................         39         11         37
                                                                     ---------  ---------  ---------
                                                                     $   2,259  $     634  $   1,776
                                                                     ---------  ---------  ---------
                                                                     ---------  ---------  ---------

    The Company made income tax payments of approximately $3.6 million, $742,000 and $1.5 million during 1996, 1995 and 1994, respectively. At December 31, 1996, the Company had current recoverable income taxes of approximately $1.7 million.

I. RETIREMENT PLANS

    PENSION PLAN

    The Company has a retirement plan covering substantially all full-time employees. Retirement benefits are based on years of service and the employees' highest average compensation for five consecutive years during the last ten years of employment. The Company's funding policy is to contribute annually the minimum amounts deductible for federal income tax purposes.

    The net pension expense includes the following (in thousands):

                                                                          YEAR ENDED DECEMBER 31,
                                                                      -------------------------------
                                                                        1996       1995       1994
                                                                      ---------  ---------  ---------
Service costs--benefits earned during the year......................  $     360  $     221  $     204
Interest cost on projected benefit obligation.......................        409        384        359
Actual return on plan assets........................................       (574)      (655)       (91)
Net amortization and deferral.......................................        126        187       (338)
                                                                      ---------  ---------  ---------
Net pension expense.................................................  $     321  $     137  $     134
                                                                      ---------  ---------  ---------
                                                                      ---------  ---------  ---------
Assumptions:
  Discount rate.....................................................        7.0%       8.0%       7.0%
  Expected long-term rate of return on assets.......................        7.0%       8.0%       7.0%
  Estimated rate of increase in compensation levels.................        5.0%       6.0%       5.0%

                       GRAY COMMUNICATIONS SYSTEMS, INC.

I. RETIREMENT PLANS (CONTINUED)
    The following summarizes the plan's funded status and related assumptions (in thousands):

                                                                               DECEMBER 31,
                                                                           --------------------
                                                                             1996       1995
                                                                           ---------  ---------
Actuarial present value of accumulated benefit obligation is as follows:
  Vested.................................................................  $   5,675  $   5,308
  Other..................................................................        291        135
                                                                           ---------  ---------
                                                                           $   5,966  $   5,443
                                                                           ---------  ---------
                                                                           ---------  ---------

Plan assets at fair value, primarily mutual funds and an unallocated
  insurance contract.....................................................  $   6,282  $   5,680
Projected benefit obligation.............................................     (6,483)    (5,904)
                                                                           ---------  ---------
Plan assets (less than) projected benefit obligation.....................       (201)      (224)
Unrecognized net loss....................................................         72        190
Unrecognized net asset...................................................       (300)      (355)
                                                                           ---------  ---------
Pension liability included in consolidated balance sheet.................  $    (429) $    (389)
                                                                           ---------  ---------
                                                                           ---------  ---------
Assumptions:
  Discount rate..........................................................        7.0%       7.0%
  Estimated rate of increase in compensation levels......................        5.0%       5.0%

    CAPITAL ACCUMULATION PLAN

    Effective October 1, 1994, the Company adopted the Gray Communications Systems, Inc. Capital Accumulation Plan (the "Capital Accumulation Plan") for the purpose of providing additional retirement benefits for substantially all employees. The Capital Accumulation Plan is intended to meet the requirements of section 401(k) of the Internal Revenue Code.

    Employee contributions to the Capital Accumulation Plan, not to exceed 6% of the employees' gross pay, are matched by Company contributions. Since the Capital Accumulation Plan's inception, the Company's percentage match has been made by a contribution of the Company's Class A Common Stock, in an amount declared by the Company's Board of Directors before the beginning of each plan year. The Company's percentage match was 50% for the years ended December 31, 1996 and 1995 and the three months ended December 31, 1994. The Company contributions vest, based upon each employee's number of years of service, over a period not to exceed five years.

    On November 14, 1996, the Company amended its Capital Accumulation Plan to allow an investment option in the Company's Class B Common Stock. The amendment also allows for the Company's percentage match to be made by a contribution of the Company's Class B Common Stock, effective in 1997. On December 13, 1996, the Company reserved 200,000 shares of the Company's Class B Common Stock for issuance under the Capital Accumulation Plan.

    Company matching contributions aggregating $262,426, $298,725 and $32,676 were charged to expense for 1996, 1995 and 1994, respectively, for the issuance of 13,225, 18,354 and 3,160 shares, respectively of the Company's Class A Common Stock.

                       GRAY COMMUNICATIONS SYSTEMS, INC.

J. COMMITMENTS AND CONTINGENCIES

    The Company has various operating lease commitments for equipment, land and office space. The Company has also entered into commitments for various television film exhibition rights for which the license periods have not yet commenced. Rent expense resulting from operating leases for the years ended December 31, 1996, 1995 and 1994 were $501,000, $267,000 and $139,000, respectively. Future minimum payments under operating leases with initial or remaining noncancelable lease terms in excess of one year and obligations under film exhibition rights for which the license period have not yet commenced are as follows (in thousands):

                                                                     LEASE      FILM       TOTAL
                                                                   ---------  ---------  ---------
1997.............................................................  $     884  $   1,374  $   2,258
1998.............................................................        731      1,692      2,423
1999.............................................................        535      1,299      1,834
2000.............................................................        141        548        689
2001.............................................................         92          0         92
Thereafter.......................................................        540          0        540
                                                                   ---------  ---------  ---------
                                                                   $   2,923  $   4,913  $   7,836
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------

    The Company is subject to legal proceedings and claims which arise in the normal course of its business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not materially affect the Company's financial position.

K. INFORMATION ON BUSINESS SEGMENTS

    The Company operates in three business segments: broadcasting, publishing and paging. The broadcasting segment operates seven television stations at December 31, 1996. The publishing segment operates three daily newspapers in three different markets, and two area weekly advertising only direct mail publications in southwest Georgia and north Florida. The paging operations are located in Florida,

                       GRAY COMMUNICATIONS SYSTEMS, INC.

K. INFORMATION ON BUSINESS SEGMENTS (CONTINUED)
Georgia and Alabama. The following tables present certain financial information concerning the Company's three operating segments (in thousands).

                                                                   YEAR ENDED DECEMBER 31,
                                                               -------------------------------
                                                                 1996       1995       1994
                                                               ---------  ---------  ---------
                                                                       (IN THOUSANDS)
OPERATING REVENUES:
  Broadcasting...............................................  $  54,981  $  36,750  $  22,826
  Publishing.................................................     22,845     21,866     13,692
  Paging.....................................................      1,479          0          0
                                                               ---------  ---------  ---------
                                                               $  79,305  $  58,616  $  36,518
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------

                                                                   YEAR ENDED DECEMBER 31,
                                                               --------------------------------
                                                                  1996       1995       1994
                                                               ----------  ---------  ---------
                                                                        (IN THOUSANDS)
OPERATING PROFIT:
  Broadcasting...............................................  $   14,106  $   7,822  $   5,241
  Publishing.................................................       1,980       (962)     1,036
  Paging.....................................................          (7)         0          0
                                                               ----------  ---------  ---------
Total operating profit.......................................      16,079      6,860      6,277
Miscellaneous income and expense, net........................       5,704        144        188
Interest expense.............................................     (11,689)    (5,439)    (1,923)
                                                               ----------  ---------  ---------
Income before income taxes...................................  $   10,094  $   1,565  $   4,542
                                                               ----------  ---------  ---------
                                                               ----------  ---------  ---------

                       GRAY COMMUNICATIONS SYSTEMS, INC.

K. INFORMATION ON BUSINESS SEGMENTS (CONTINUED)
    Operating profit is total operating revenue less operating expenses, excluding miscellaneous income and expense (net) and interest. Corporate and administrative expenses are allocated to operating profit based on net segment revenues.

                                                                       YEAR ENDED DECEMBER 31,
                                                                   -------------------------------
                                                                     1996       1995       1994
                                                                   ---------  ---------  ---------
                                                                           (IN THOUSANDS)
DEPRECIATION AND AMORTIZATION EXPENSE:
  Broadcasting...................................................  $   5,554  $   2,723  $   1,326
  Publishing.....................................................      1,730      1,190        690
  Paging.........................................................        329          0          0
                                                                   ---------  ---------  ---------
                                                                       7,613      3,913      2,016
  Corporate......................................................         50         46        126
                                                                   ---------  ---------  ---------
Total depreciation and amortization expense......................  $   7,663  $   3,959  $   2,142
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------

CAPITAL EXPENDITURES:
  Broadcasting...................................................  $   2,674  $   2,285  $   1,330
  Publishing.....................................................        692        973        366
  Paging.........................................................          0          0          0
                                                                   ---------  ---------  ---------
                                                                       3,366      3,258      1,696
  Corporate......................................................         30         22         72
                                                                   ---------  ---------  ---------
Total capital expenditures.......................................  $   3,396  $   3,280  $   1,768
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------

                                                                  YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                                 1996       1995       1994
                                                              ----------  ---------  ---------
                                                                       (IN THOUSANDS)
IDENTIFIABLE ASSETS:
  Broadcasting..............................................  $  245,614  $  54,022  $  53,173
  Publishing................................................      16,301     18,170     11,878
  Paging....................................................      23,764          0          0
                                                              ----------  ---------  ---------
                                                                 285,679     72,192     65,051
  Corporate.................................................      12,985      6,048      3,738
                                                              ----------  ---------  ---------
Total identifiable assets...................................  $  298,664  $  78,240  $  68,789
                                                              ----------  ---------  ---------
                                                              ----------  ---------  ---------

                       GRAY COMMUNICATIONS SYSTEMS, INC.

L. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                                     FISCAL QUARTERS
                                                                        ------------------------------------------
YEAR ENDED DECEMBER 31, 1996                                              FIRST     SECOND      THIRD     FOURTH
----------------------------------------------------------------------  ---------  ---------  ---------  ---------
                                                                        (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
Operating revenues....................................................  $  17,027  $  18,487  $  16,699  $  27,092
Operating income......................................................      2,678      4,633      2,381      6,387
Income before extraordinary charge....................................        311      1,490      2,947        930
Extraordinary charge..................................................          0          0      3,159          0
Net income (loss).....................................................        311      1,490       (212)       930
Net income (loss) available to common stockholders....................        311      1,490       (239)       580
Primary earnings (loss) per share
  Income before extraordinary charge available to common
    stockholders......................................................       0.07       0.32       0.62       0.07
  Extraordinary charge................................................       0.00       0.00      (0.67)      0.00
  Net income (loss) available to common stockholders..................       0.07       0.32      (0.05)      0.07
Fully diluted earnings (loss) per share
  Income before extraordinary charge available to common
    stockholders......................................................       0.07       0.31       0.62       0.07
  Extraordinary charge................................................       0.00       0.00      (0.67)      0.00
  Net income (loss) available to common stockholders..................       0.07       0.31      (0.05)      0.07

                                                                                     FISCAL QUARTERS
                                                                        ------------------------------------------
YEAR ENDED DECEMBER 31, 1995                                              FIRST     SECOND      THIRD     FOURTH
----------------------------------------------------------------------  ---------  ---------  ---------  ---------
                                                                        (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
Operating revenues....................................................  $  13,150  $  15,157  $  13,826  $  16,483
Operating income......................................................      1,991      2,666      1,307        895
Net income (loss).....................................................        404        778         15       (266)
Primary net income (loss) per share...................................       0.09       0.18       0.00      (0.06)
Fully diluted net income (loss) per share.............................       0.09       0.17       0.00      (0.06)

    Because of the method used in calculating per share data, the quarterly per share data will not necessarily add to the per share data as computed for the year.

    The third quarter of 1996 includes the KTVE Sale and an extraordinary charge. As a result of the KTVE Sale, the Company recognized a pre-tax gain of approximately $5.7 million and estimated income taxes of approximately $2.8 million (SEE NOTE B). The Company recorded an extraordinary charge on extinguishment of debt of $5.3 million and an income tax benefit of $2.2 million (SEE NOTE D).

    On August 17, 1995, the Board of Directors declared a 50% stock dividend on the Company's Class A Common Stock payable October 2, 1995 to stockholders of record on September 8, 1995 to effect a three for two stock split. All applicable per common share data have been adjusted to give effect to the stock split.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
John H. Phipps, Inc.

    We have audited the accompanying statements of operations and cash flows of the Broadcasting and Paging Operations of John H. Phipps, Inc. (see Note A) for the nine month period ended September 30, 1996 and the years ended December 31, 1995 and 1994. These financial statements are the responsibility of the management of John H. Phipps, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the statements of operations and cash flows for the nine month period ended September 30, 1996 and the years ended December 31, 1995 and 1994 present fairly, in all material respects, the results of operations and cash flows of the Broadcasting and Paging Operations of John H. Phipps, Inc. for the nine month period ended September 30, 1996 and the years ended December 31, 1995 and 1994 in conformity with generally accepted accounting principles.

                                          Ernst & Young LLP

Atlanta, Georgia
February 12, 1997

                       BROADCASTING AND PAGING OPERATIONS
                                       OF
                              JOHN H. PHIPPS, INC.

                            STATEMENTS OF OPERATIONS

                                                                       NINE MONTHS
                                                                          ENDED        YEAR ENDED DECEMBER 31,
                                                                      SEPTEMBER 30,  ----------------------------
                                                                          1996           1995           1994
                                                                      -------------  -------------  -------------
Revenues:
  Broadcast revenues, net...........................................  $  15,738,160  $  20,768,121  $  20,209,523
  Paging operations.................................................      4,040,113      4,897,522      4,276,640
  Production and other revenues.....................................      1,425,066      1,655,940      1,314,779
                                                                      -------------  -------------  -------------
                                                                         21,203,339     27,321,583     25,800,942
                                                                      -------------  -------------  -------------

Expenses:
  Operating, technical and programming..............................      4,490,553      5,449,435      5,306,801
  Selling, general and administrative...............................      7,577,979      7,693,715      7,056,510
  Amortization of program broadcast rights..........................        695,835        844,815      1,021,395
  Depreciation and amortization.....................................      2,300,836      3,120,442      2,672,209
  Pension credit (NOTE D)...........................................       (113,000)      (449,000)      (409,000)
  Management fees (NOTE F)..........................................      7,954,224      3,280,354      2,485,423
                                                                      -------------  -------------  -------------
                                                                         22,906,427     19,939,761     18,133,338
                                                                      -------------  -------------  -------------
                                                                         (1,703,088)     7,381,822      7,667,604

Interest............................................................        278,511        498,714        479,852
Other expense (income), net.........................................        (56,632)       (12,526)      (666,657)
                                                                      -------------  -------------  -------------
Income (loss) before minority interests.............................     (1,924,967)     6,895,634      7,854,409
Minority interests..................................................        151,795       (547,045)      (635,302)
                                                                      -------------  -------------  -------------
Net income (loss)...................................................  $  (1,773,172) $   6,348,589  $   7,219,107
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------

Supplemental unaudited pro-forma information (NOTE E):
  Net income (loss), as above.......................................  $  (1,773,172) $   6,348,589  $   7,219,107
  Pro-forma provision for income tax expense (benefit)..............       (673,800)     2,412,500      2,743,300
                                                                      -------------  -------------  -------------
Pro-forma net income (loss).........................................  $  (1,099,372) $   3,936,089  $   4,475,807
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------

See accompanying notes.

                       BROADCASTING AND PAGING OPERATIONS
                                       OF
                              JOHN H. PHIPPS, INC.

                            STATEMENTS OF CASH FLOWS

                                                                        NINE MONTHS
                                                                           ENDED        YEAR ENDED DECEMBER 31,
                                                                       SEPTEMBER 30,  ----------------------------
                                                                           1996           1995           1994
                                                                       -------------  -------------  -------------
OPERATING ACTIVITIES:
Net income (loss)....................................................   $(1,773,172)  $   6,348,589  $   7,219,107
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Depreciation and amortization......................................     2,300,836       3,120,442      2,672,209
  Loss (gain) on disposition of fixed assets.........................       197,443          (9,023)      (665,047)
  Amortization of program broadcast rights...........................       695,835         844,815      1,021,395
  Payments of program broadcast rights obligations...................      (840,859)       (931,004)      (863,344)
  Minority interests.................................................      (151,795)        547,045        635,302
Changes in operating assets and liabilities:
  Accounts receivable................................................       185,973        (678,024)      (396,373)
  Other current assets...............................................       (57,236)        (18,442)       (90,846)
  Accounts payable and accrued expenses..............................      (320,314)       (101,832)      (206,137)
  Other current liabilities..........................................      (231,373)       (117,697)       277,681
  Deferred paging income.............................................       362,696         254,155        204,356
                                                                       -------------  -------------  -------------
Net cash provided by operating activities............................       368,034       9,259,024      9,808,303
                                                                       -------------  -------------  -------------

INVESTING ACTIVITIES:
Purchases of minority interests......................................           -0-      (1,780,794)      (818,000)
Purchases of property and equipment..................................    (2,171,271)     (3,187,596)    (3,353,068)
Proceeds from disposition of property and equipment..................     1,201,962       1,140,520      1,665,504
                                                                       -------------  -------------  -------------
Net cash used in investing activities................................      (969,309)     (3,827,870)    (2,505,564)
                                                                       -------------  -------------  -------------

FINANCING ACTIVITIES:
Indebtedness:
  Borrowings.........................................................     3,409,147       3,422,586      5,761,977
  Repayments.........................................................    (4,723,928)     (4,677,653)    (6,239,305)
Distributions to minority interests..................................      (632,429)       (505,532)      (539,596)
Other................................................................       (12,109)       (126,128)      (156,475)
Payments by (to) J.H. Phipps, Inc., net..............................     2,188,422      (3,019,622)    (6,060,036)
                                                                       -------------  -------------  -------------
Net cash provided by (used) in financing activities..................       229,103      (4,906,349)    (7,233,435)
                                                                       -------------  -------------  -------------
Increase (decrease) in cash and cash equivalents.....................      (372,172)        524,805         69,304
Cash and cash equivalents at beginning of period.....................       620,015          95,210         25,906
                                                                       -------------  -------------  -------------
Cash and cash equivalents at end of period...........................   $   247,843   $     620,015  $      95,210
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------

See accompanying notes.

           BROADCASTING AND PAGING OPERATIONS OF JOHN H. PHIPPS, INC.

                         NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1996

A. BASIS OF PRESENTATION

    On September 30, 1996, Gray Communications Systems, Inc. ("Gray") purchased substantially all of the assets and assumed certain liabilities and commitments of certain operations owned, or controlled by J.H. Phipps, Inc. ("Phipps"). The operations include (i) two CBS affiliates WCTV-TV, a VHF television station located in Tallahassee, Florida, and WKXT-TV, a VHF television station located in Knoxville, Tennessee, (the "Broadcast Operations"); and (ii) a portable communications and paging service business (the "Paging Operations"), with operations in three southeastern states (collectively referred to as the "Broadcasting and Paging Operations").

    At September 30, 1996, prior to the purchase by Gray, a Phipps subsidiary held the 74.5% interest in the partnership that owns WKXT-TV (the "Knoxville Partnership"). The Knoxville Partnership's remaining 25.5% interest was owned by four limited partners. Phipps' ownership of the Knoxville Partnership increased, from 70.0% during 1994 to the 74.5% ownership interest at September 30, 1996, through purchases of certain minority interests for approximately $818,000 in 1994 and approximately $1.78 million in 1995. Goodwill recorded related to these acquisitions of minority interests was approximately $1.78 million and $200,000 in 1995 and 1994, respectively.

    Phipps also owns and operates other businesses which are not being purchased by Gray. The accompanying financial statements are intended to present the Broadcasting and Paging Operations which were acquired by Gray and do not include the other operations of Phipps.

    The accompanying financial statements are derived from the historical books and records of Phipps and do not give effect to any purchase accounting adjustments which Gray may record as a result of its acquisition. Certain current liabilities and long-term debt of the Broadcasting and Paging Operations were not assumed by Gray.

B. ACCOUNTING POLICIES

    USE OF ESTIMATES

    The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

    REVENUE RECOGNITION

    Broadcasting revenues are recognized as the related advertising broadcast services are rendered. Agency commissions are deducted from gross revenue, reflecting the net amount due for broadcast services. Revenues from paging and communications services are recognized over the applicable service period. Revenues from mobile broadcasting contracts are recognized as services are provided.

    CONCENTRATION OF CREDIT RISK

    The Broadcast Operations provide advertising air time to national, regional and local advertisers within the geographic areas in which the Broadcast Operations operate. Credit is extended based on an evaluation of the customer's financial condition, and generally advance payment is not required. The Paging Operations provide services to individuals and corporate customers in three southeastern states.

           BROADCASTING AND PAGING OPERATIONS OF JOHN H. PHIPPS, INC.

                               SEPTEMBER 30, 1996

B. ACCOUNTING POLICIES (CONTINUED)
Such services are generally billed in advance. Credit losses for the Broadcasting and Paging Operations are provided for in the financial statements and consistently have been within management's expectations.

    BARTER ARRANGEMENTS

    The Broadcasting and Paging Operations, in the ordinary course of business, provide services and advertising air time to certain customers in exchange for products or services. In addition, the Broadcasting Operations provide air time to certain program syndicators in exchange for program licenses or reductions in program license fees. Barter transactions are recorded on the basis of the estimated fair market value of the products or services received. Revenue is recognized as the related advertising is broadcast and expenses are recognized when the merchandise or services are received or utilized.

    PROGRAM BROADCAST RIGHTS

    Rights to programs available for broadcast are initially recorded at the amounts of total license fees payable under the license agreements and are charged to operating expense on the basis of total programs available for use on the straight-line method.

    PROPERTY AND EQUIPMENT

    Depreciation is computed by the straight-line method over the estimated useful life of the assets for financial reporting purposes and by accelerated methods for income tax purposes.

    INTANGIBLE ASSETS

    Intangible assets are stated at cost and are amortized using the straight-line method. Goodwill is amortized over 15 to 40 years. Intangible assets other than goodwill, which include broadcasting licenses, network affiliation agreements, and other intangibles carried at an allocated cost based on appraisals are amortized over 15 years. Loan acquisition fees are amortized over the life of the specific agreement.

    In the event that facts and circumstances indicate that the goodwill or other intangibles may be impaired, an evaluation of continuing value would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with this asset would be compared to its carrying amount to determine if a write down to fair market value or discounted cash flow value is required.

    INTEREST SWAP

    The Knoxville Partnership had an interest rate swap agreement to modify the interest characteristics of a portion of its outstanding debt. The agreement, which expired during 1995, involved the exchange of amounts based on a fixed interest rate for amounts based on variable interest rates over the life of the agreement without an exchange of the notional amount upon which the payments are based. The differential to be paid or received as interest rates changed was accrued and recognized as an adjustment of interest expense related to the debt (the accrual accounting method). Interest expense (income) adjustments resulting from the interest rate swap were $(2,805) in 1995 and $(986) in 1994.

           BROADCASTING AND PAGING OPERATIONS OF JOHN H. PHIPPS, INC.

                               SEPTEMBER 30, 1996

B. ACCOUNTING POLICIES (CONTINUED)
    STOCK BASED COMPENSATION

    Phipps accounted for its stock Appreciation Rights Plan (see Note F. PHIPPS' CORPORATE ALLOCATIONS) in accordance with APB Opinion No 25, Accounting for Stock Issued to Employees and related interpretations.

    INCOME TAXES

    Phipps and its subsidiaries file a consolidated federal income tax return and separate state tax returns. The operating results of the Knoxville Partnership are included in the income tax returns of Phipps based on their percentage ownership. All states where the Broadcast and Paging Operations are located have taxes based on income. Income tax expense for the Broadcasting and Paging Operations are not presented in the accompanying financial statements as such amounts are computed and paid by Phipps. Pro-forma federal and state income taxes for the Broadcast and Paging Operations are calculated on a pro-forma, separate return basis (see Note E. PRO-FORMA INCOME TAXES).

    IMPACT OF RECENTLY ADOPTED ACCOUNTING STANDARDS

    The Broadcasting and Paging Operations adopted Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("Statement 121"), which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairments are present and the undiscounted cash flows estimated to be generated by those assets are less than the asset's carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The adoption of Statement 121 had no impact on Phipps' financial position.

C. SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

    Cash payments of interest were approximately $256,000, $564,000, and $449,000 in the nine months ended September 30, 1996 and the years ended December 31, 1995 and 1994, respectively.

D. EMPLOYEE BENEFIT PLANS

    DEFINED BENEFIT PENSION PLAN

    Phipps has a defined benefit pension plan that covers substantially all its full-time employees. Benefits are based on years of service and each employee's compensation during the last ten years of employment (average final pay) up to a maximum of 50% of average final pay.

    Benefits become vested upon completion of five years of service. No vesting occurs until the employee has completed five years of service. Phipps' funding policy is to make the maximum contribution allowable by applicable regulations.

    Total pension credit for the Broadcasting and Paging Operations was $(113,000), $(449,000) and $(409,000) for the nine months ended September 30,
1996 and the years ended December 31, 1995 and 1994, respectively.

           BROADCASTING AND PAGING OPERATIONS OF JOHN H. PHIPPS, INC.

                               SEPTEMBER 30, 1996

D. EMPLOYEE BENEFIT PLANS (CONTINUED)
    The net pension credit included in the accompanying financial statements is calculated as follows (in thousands):

                                                                                YEAR ENDED DECEMBER
                                                              NINE MONTHS               31,
                                                          ENDED SEPTEMBER 30,   --------------------
                                                                 1996             1995       1994
                                                         ---------------------  ---------  ---------
Service costs-benefits earned during the period........        $      35        $     144  $     207
Interest cost on projected benefit obligation..........               76              303        306
Actual return on plan assets...........................             (172)            (687)      (713)
Net amortization and deferral..........................              (52)            (209)      (209)
                                                                   -----        ---------  ---------
Net pension credit.....................................        $    (113)       $    (449) $    (409)
                                                                   -----        ---------  ---------
                                                                   -----        ---------  ---------

    The assumptions used to develop the plan's funded status and expenses were as follows:

                                                                                 YEAR ENDED DECEMBER 31,
                                                              NINE MONTHS
                                                          ENDED SEPTEMBER 30,    ------------------------
                                                                 1996               1995         1994
                                                        -----------------------  -----------  -----------
Assumptions:
  Discount rate.......................................               7.5%              7.5%         8.5%
  Expected long-term rate of return on assets.........               9.0%              9.0%         9.0%
  Estimated rate of increase in compensation levels...               4.5%              4.5%         4.5%

    Management of J. H. Phipps, Inc. elected to terminate the defined benefit plan effective March 31, 1996.

    401(K) PLAN

    Phipps also sponsors two 401(k) plans which provide for discretionary employer contributions equal to 25% of the first 4% of an employee's contribution. Contributions by Phipps to the plans are not material.

    MANAGEMENT INCENTIVE BONUS PLAN

    Phipps maintains an incentive bonus plan in which managers participate in the performance of the division of Phipps which they manage. Eligible employees are selected by the Board of Directors, and the bonus formula is established and reviewed annually by the Board of Directors and key members of management. Bonuses are calculated in the period following the period earned, at which time one-half of the calculated bonus is paid as compensation. The remaining portion is deferred and earned by the employee over five years based on a vesting schedule adopted by the Board. Employees become eligible to receive payment of deferred amounts upon full vesting. Deferred amounts are recognized as an expense in the year earned. Expenses under this plan were approximately $0, $233,000 and $170,000 in the nine months ended September 30, 1996 and the years ended December 31, 1995 and 1994, respectively.

           BROADCASTING AND PAGING OPERATIONS OF JOHN H. PHIPPS, INC.

                               SEPTEMBER 30, 1996

D. EMPLOYEE BENEFIT PLANS (CONTINUED)
    SEPARATION BONUS

    Phipps paid substantially all of its employees a separation bonus prior to the sale of the Broadcasting and Paging Operations. Expenses recognized from these separation bonuses were approximately $1,622,000 in the nine months ended September 30, 1996.

E. PRO-FORMA INCOME TAXES

    Pro-forma income tax (benefit) expense differed from the amounts computed by applying the statutory federal income tax rate of 34% as a result of the following (in thousands):

                                                                               YEAR ENDED DECEMBER
                                                             NINE MONTHS               31,
                                                         ENDED SEPTEMBER 30,   --------------------
                                                                1996             1995       1994
                                                        ---------------------  ---------  ---------
Computed "expected" tax rate..........................        $    (603)       $   2,159  $   2,454
Increase (decrease) resulting from:
  State income taxes..................................              (71)             253        289
                                                                  -----        ---------  ---------
                                                              $    (674)       $   2,412  $   2,743
                                                                  -----        ---------  ---------
                                                                  -----        ---------  ---------

F. PHIPPS' CORPORATE ALLOCATIONS

    Interest expense incurred by Phipps is allocated to the Broadcasting and Paging Operations based on specific borrowings. Such allocated interest expense totaled approximately $110,000, $64,500 and $44,000 in the nine months ended September 30, 1996 and the year ended December 31, 1995 and 1994, respectively. Pension expense (credit) is allocated based on an actuarial calculation (see Note D. EMPLOYEE BENEFITS PLANS).

    The corporate operations and employees of Phipps provide certain services to the Broadcasting and Paging Operations including executive management, cash management, accounting, tax and other corporate services which are allocated to the operating units of Phipps. Corporate expenses of Phipps, including corporate officers salaries and related employee benefits (see Stock Appreciation Rights and Performance Incentive Agreement below), travel costs, and related support staff and operations, are allocated to the operating units of Phipps. The Broadcasting and Paging Operations were charged $7,954,224, $3,280,354, and $2,485,423 for these services during the nine months ended September 30, 1996 and the years ended December 31, 1995 and 1994, respectively. Bonus expense for two executives of John H. Phipps Inc. was included in the corporate allocation for the period ended September 30, 1996. In the opinion of Phipps' management, these charges have been made on a basis which is reasonable, however, they are not necessarily indicative of the level of expenses which might have been incurred by the Broadcasting and Paging Operations on a stand-alone basis.

    Phipps maintains a Stock Appreciation Rights Plan and Performance Incentive Agreement for certain key corporate officers identified by the Board of Directors. The expenses incurred for these plans are allocated to the Broadcasting and Paging Operations as part of the management fee allocation for Phipps' corporate expenses as discussed above. All amounts due under these plans were paid in December 1995. Compensation expense recorded for these plans in the nine months ended September 30, 1996 and the years ended December 31, 1995 and 1994, was approximately $0, $2,861,000 and $2,458,000, respectively.

           BROADCASTING AND PAGING OPERATIONS OF JOHN H. PHIPPS, INC.

                               SEPTEMBER 30, 1996

G. SUMMARY ACTIVITY IN OWNER'S EQUITY

    Phipps provides centralized cash management for the Broadcasting and Paging Operations. Substantially all cash receipts are remitted to Phipps and substantially all disbursements are made by Phipps. There are no terms of settlement or interest charges on these intercompany accounts. The amounts due to/from Phipps are included as a part of owner's equity as the Broadcasting and Paging operations are not required to settle these amounts on a current basis.

    An analysis of the net transactions in the owner's equity accounts is as follows (in thousands):

                                                                          YEAR ENDED DECEMBER
                                                         NINE MONTHS              31,
                                                     ENDED SEPTEMBER 30,  --------------------
                                                            1996            1995       1994
                                                     -------------------  ---------  ---------
Balance of the beginning of period.................       $  18,794       $  15,465  $  14,306
  Payments to Phipps...............................          (5,745)         (7,696)    (8,181)
  Phipps' purchase of minority interests...........               0           1,781          0
  Phipps allocations...............................           7,933           2,895      2,121
  Net earnings (loss)..............................          (1,773)          6,349      7,219
                                                            -------       ---------  ---------
Balance at the end of period.......................       $  19,209       $  18,794  $  15,465
                                                            -------       ---------  ---------
                                                            -------       ---------  ---------

H. LITIGATION

    At September 30, 1996, the Broadcast and Paging Operations are involved in various lawsuits arising in the normal course of their business. However, management believes that any potential losses that may occur from such lawsuits would be covered by insurance and the final outcome of these lawsuits will not have a material effect on the accompanying financial statements.

I. COMMITMENTS

    The Paging Operations lease office space, office equipment and paging network towers. The Broadcasting Operations lease land and broadcast towers. The operating leases with unaffiliated entities have various renewal options. Certain of the towers used in the Paging Operations are leased from Phipps. Written contracts do not exist for such leases but management has established that the leases are for five years and are renewable at the end of five years. Rental expense for operating leases was as follows (in thousands):

                                                                  PHIPPS      OTHER LESSORS     TOTAL
                                                                -----------  ---------------  ---------
Nine months ended September 30, 1996..........................   $      90      $     418     $     508
Year Ended December 31,
  1995........................................................          83            385           468
  1994........................................................          64            316           380

           BROADCASTING AND PAGING OPERATIONS OF JOHN H. PHIPPS, INC.

                               SEPTEMBER 30, 1996

J. INFORMATION ON BUSINESS SEGMENTS (IN THOUSANDS):

                                                                          YEAR ENDED DECEMBER
                                                         NINE MONTHS              31,
                                                     ENDED SEPTEMBER 30,  --------------------
                                                            1996            1995       1994
                                                     -------------------  ---------  ---------
REVENUES
Broadcasting Operations............................       $  17,163       $  22,424  $  21,524
Paging Operations..................................           4,040           4,898      4,277
                                                            -------       ---------  ---------
Total revenues.....................................       $  21,203       $  27,322  $  25,801
                                                            -------       ---------  ---------
                                                            -------       ---------  ---------

OPERATING (LOSS) PROFIT:
Broadcasting Operations............................       $    (229)      $   7,040  $   7,287
Paging Operations..................................          (1,474)            342        381
                                                            -------       ---------  ---------
Total operating (loss) profit......................       $  (1,703)      $   7,382  $   7,668
                                                            -------       ---------  ---------
                                                            -------       ---------  ---------

DEPRECIATION AND AMORTIZATION EXPENSE:
Broadcasting Operations............................       $   1,791       $   2,302  $   2,015
Paging Operations..................................             510             818        657
                                                            -------       ---------  ---------
Total depreciation and amortization expense........       $   2,301       $   3,120  $   2,672
                                                            -------       ---------  ---------
                                                            -------       ---------  ---------

CAPITAL EXPENDITURES:
Broadcasting Operations............................       $     118       $   1,216  $   1,515
Paging Operations..................................           2,053           1,972      1,838
                                                            -------       ---------  ---------
Total capital expenditures.........................       $   2,171       $   3,188  $   3,353
                                                            -------       ---------  ---------
                                                            -------       ---------  ---------

    Operating profit is total operating revenue less expenses and before miscellaneous income and expense (net), interest expense and minority interests.

ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information concerning executive officers, in response to this item, is incorporated from PART I herein. Information concerning directors of the registrant, in response to this item, is hereby incorporated by reference to the information, relating thereto in the Company's proxy statement for its 1997 Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION

    Information concerning executive compensation, in response to this item, is hereby incorporated by reference to the information, relating thereto in the Company's proxy statement for its 1997 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information concerning security ownership of certain beneficial owners and management, in response to this item, is hereby incorporated by reference to the the information, relating thereto in the Company's proxy statement for its 1997 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information concerning Certain Relationships and Related Transactions, in response to this item, is hereby incorporated by reference to the information, relating thereto in the Company's proxy statement for its 1997 Annual Meeting of Shareholders.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) (1) AND (2) LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT
SCHEDULES

    (1) FINANCIAL STATEMENTS

    The following consolidated financial statements of Gray Communications Systems, Inc. and the financial statements of the Broadcasting and Paging Operations of John H. Phipps, Inc. (a "predecessor company") are included in item 8:

    Audited Consolidated Financial Statements of Gray Communications Systems, Inc. Report of Independent Auditors

    Consolidated Balance Sheets at December 31, 1996 and 1995

    Consolidated Statements of Income for the years ended December 31, 1996, 1995 and 1994

    Consolidated Statements of Stockholders' Equity for the years ended December 31, 1996, 1995 and 1994

    Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994

    Notes to Consolidated Financial Statements

    Audited Consolidated Financial Statements of the Broadcasting and Paging Operations of John H. Phipps, Inc.

    Report of Independent Auditors

    Consolidated Statements of Operations for the nine months ended September 30, 1996 and the years ended December 31, 1995 and 1994

    Consolidated Statements of Cash Flows for the nine months ended September 30, 1996 and the years ended December 31, 1995 and 1994

    Notes to Consolidated Financial Statements

    (2) FINANCIAL STATEMENT SCHEDULES.

    The following financial statement schedule of Gray Communications Systems, Inc. and subsidiaries is included in Item 14(d):

        Schedule II--Valuation and qualifying accounts.

        All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

    The following financial statement schedule of the Broadcasting and Paging Operations of John H. Phipps, Inc. is included in Item 14(d):

        Schedule II--Valuation and qualifying accounts.

    All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

    (b) REPORTS ON FORM 8-K.

    A report on Form 8-K was filed on October 15, 1996, reporting the purchase of certain assets from First American Media, Inc. used in the operations of WCTV-TV in Tallahassee, Florida/Thomasville, Georgia, WKXT-TV in Knoxville, Tennessee and a satellite production services business and a communications and paging business.

    (c) EXHIBITS.

 EXHIBIT
   NO.                                                 DESCRIPTION                                                  PAGE
----------  --------------------------------------------------------------------------------------------------      -----
      3.1   Restated Articles of Incorporation of Gray Communications Systems, Inc............................

      3.2   By-Laws of Gray Communications Systems, Inc., as amended..........................................

      4.1   Indenture for the Company's 10 5/8% Senior Subordinated Notes due 2006 (incorporated by reference to Exhibit 4.1 to the Company's registration statement on Form S-1 (Registration No. 333-4338)
              (Exhibit 4.1 to the "Note S-1").................................................................

      4.2   Loan Agreement dated September 23, 1996 by and among Gray Communications Systems, Inc., as the borrower, KeyBank National Association as agent, NationsBank, N.A. (South) as Co-Agent and CIBC,
              Inc., CoreStates Bank, N.A., and the Bank of New York (incorporated by reference to Exhibit 4(i)
              to the Company's Form 8-K, filed October 15, 1996)..............................................

 EXHIBIT
   NO.                                                 DESCRIPTION                                                  PAGE
----------  --------------------------------------------------------------------------------------------------      -----
      4.3   Borrower Security Agreement dated September 30, 1996 by and between Gray Communications Systems,
              Inc. and KeyBank National Association (incorporated by reference to Exhibit 4(ii) to the
              Company's Form 8-K, filed October 15, 1996......................................................

      4.4   Subsidiary Security Agreement dated September 30, 1996 between Gray Communications Systems, Inc., its subsidiaries and KeyBank National Association (incorporated by reference to Exhibit 4(iii)
              to the Company's Form 8-K, filed October 15, 1996)..............................................

      4.5   Borrower Pledge Agreement dated September 30, 1996 between Gray Communications Systems, Inc. and
              KeyBank National Association (incorporated by reference to Exhibit 4(iv) to the Company's Form
              8-K, filed October 15, 1996)....................................................................

      4.6   Subsidiary Pledge Agreement dated September 30, 1996 by and among WRDW-TV, Inc., WJHG-TV, Inc.,
              WALB-TV, Inc., Gray Kentucky Television, Inc. and KeyBank National Association (incorporated by reference to Exhibit 4(v) to the Company's Form 8-K, filed October 15, 1996)....................

      4.7   Subsidiary Guarantee dated September 30, 1996 between Gray Communications Systems, Inc., its subsidiaries and KeyBank National Association (incorporated by reference to Exhibit 4(vi) to the
              Company's Form 8-K, filed October 15, 1996).....................................................

     10.1   Supplemental pension plan (incorporated by reference to Exhibit 10(a) to the Company's Form 10 filed October 7, 1991, as amended January 29, 1992 and March 2, 1992)...........................

     10.2   Employment Agreement, between the Company and John T. Williams (incorporated by reference to
              Exhibit 19 to the Company's Form 10-Q for the quarter ended March 31, 1992).....................

     10.3   Amendment to employment agreement, between the Company and John T. Williams (incorporated by reference to Exhibit 19(b) to the Company's Form 10-Q for the quarter ended March 31, 1992).....

     10.4   Restricted stock agreement between the Company and John T. Williams (incorporated by reference to
              Exhibit 19(c) to the Company's Form 10-Q for the quarter ended March 31, 1992)..................

     10.5   Long Term Incentive Plan (incorporated by reference to Exhibit 10(e) to the Company's Form 10-K for the fiscal year ended June 30, 1993)........................................................

     10.6   Asset Purchase Agreement between the Company and The Citizen Publishing Company, Inc.
              (incorporated by reference to Exhibit 10 to the Company's Form 8-K, dated May 31, 1994).........

     10.7   Asset Purchase Agreement between the Company and Kentucky Central Television, Inc. (incorporated by reference to Exhibit 10 to the Company's Form 8-K, dated September 2, 1994)..................

     10.8   Asset Purchase Agreement, dated January 6, 1995, between the Company and Still Publishing, Inc.
              (incorporated by reference to Exhibit 10(h) to the 1994 Form 10-K)..............................

     10.9   Asset Purchase Agreement, dated April 11, 1995, between the Company, Television Station Partners,
              L.P. and WRDW Associates (incorporated by reference to Exhibit 10(a) to the Company's 10-Q for the quarter ended June 30, 1995)................................................................

     10.10  Capital Accumulation Plan, effective October 1, 1994 (incorporated by reference to Exhibit 10(i)
              to the 1994 Form 10-K)..........................................................................

 EXHIBIT
   NO.                                                 DESCRIPTION                                                  PAGE
----------  --------------------------------------------------------------------------------------------------      -----
     10.11  Employment Agreement, dated September 3, 1994, between the Company and Ralph W. Gabbard
              (incorporated by reference to Exhibit 10(j) to the 1994 Form 10-K)..............................

     10.12  Asset Purchase Agreement, dated March 15, 1996, by and between the Company and Media Acquisition
              Partners, L.P. (incorporated by reference to Exhibit 10(l) to the 1995 Form 10-K)...............

     10.13  Warrant, dated January 4, 1996, to purchase 487,500 shares of Class A Common Stock (incorporated by reference to the Note S-1)...................................................................

     10.14  Form of amendment to employment agreement between the Company and Ralph W. Gabbard, dated January
              1, 1996 (incorporated by reference to Exhibit 10(m) to the 1995 Form 10-K)......................

     10.15  Employment Agreement, dated February 12, 1996 between the Company and Robert A. Beizer
              (incorporated by reference to the Note S-1).....................................................

     10.16  Separation Agreement between the Company and John T. Williams (incorporated by reference to the
              Note S-1).......................................................................................

     10.17  Form of Preferred Stock Exchange and Purchase Agreement between the Company and Bull Run
              Corporation (incorporated by reference to the Note S-1).........................................

     10.18  Form of Warrant to purchase 500,000 shares of Class A Common Stock (incorporated by reference to the Note S-1)...................................................................................

     10.19  Form of amendment to employment agreement between the Company and Robert A. Beizer, dated December
              12, 1996........................................................................................

     10.20  Amendment to the Company's Long Term Incentive Plan...............................................

     10.21  First Amendment to the Company's Capital Accumulation Plan........................................

     11     Statement re: Computation of Earnings Per Share...................................................

     21     List of Subsidiaries..............................................................................

     23.1   Consent of Ernst & Young LLP for the financial statements for Gray Communications Systems, Inc....

     23.2   Consent of Ernst & Young LLP for the financial statements for the Broadcasting and Paging
              Operations of John H. Phipps, Inc...............................................................

     27     Financial data schedule for Gray Communications Systems, Inc......................................

    (d) FINANCIAL STATEMENT SCHEDULES--The response to this section is submitted as a part of (a)(1) and (2).

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                GRAY COMMUNICATIONS SYSTEMS, INC.

Date:                           By:             /S/ J. MACK ROBINSON
                                     ------------------------------------------
                                       J. MACK ROBINSON, INTERIM PRESIDENT AND
                                               CHIEF EXECUTIVE OFFICER

Date:                           By:          /S/ WILLIAM A. FIELDER, III
                                     ------------------------------------------
                                              WILLIAM A. FIELDER, III,
                                                VICE PRESIDENT & CFO
                                              (CHIEF FINANCIAL OFFICER)

Date:                           By:              /S/ SABRA H. COWART
                                     ------------------------------------------
                                                  SABRA H. COWART,
                                             (CHIEF ACCOUNTING OFFICER)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:                           By:          /S/ WILLIAM E. MAYHER, III
                                     ------------------------------------------
                                               WILLIAM E. MAYHER, III,
                                                CHAIRMAN OF THE BOARD

Date:                           By:             /S/ J. MACK ROBINSON
                                     ------------------------------------------
                                                  J. MACK ROBINSON,
                                        INTERIM PRESIDENT AND CHIEF EXECUTIVE
                                                       OFFICER

Date:                           By:             /S/ RICHARD L. BOGER
                                     ------------------------------------------
                                             RICHARD L. BOGER, DIRECTOR

Date:                           By:           /S/ HILTON H. HOWELL, JR.
                                     ------------------------------------------
                                           HILTON H. HOWELL, JR., DIRECTOR

Date:                           By:             /S/ HOWELL W. NEWTON
                                     ------------------------------------------
                                             HOWELL W. NEWTON, DIRECTOR

Date:                           By:                /S/ HUGH NORTON
                                     ------------------------------------------
                                                HUGH NORTON, DIRECTOR

Date:                           By:          /S/ ROBERT S. PRATHER, JR.
                                     ------------------------------------------
                                          ROBERT S. PRATHER, JR., DIRECTOR

Date: March 28, 1997

                         REPORT OF INDEPENDENT AUDITORS

    We have audited the consolidated financial statements of Gray Communications Systems, Inc. as of December 31, 1996 and 1995, and for each of the three years in the period ended December 31, 1996, and have issued our report thereon dated January 27, 1997 (except for Pending Acquisitions of Note C, as to which the date is February 13, 1997). Our audits also included the financial statement schedule listed in Item 14(a). This schedule is the responsibility of the Company's management. Our responsibility is to express and opinion based on our audits.

    In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          Ernst & Young LLP

Atlanta, Georgia
January 27, 1997

                       GRAY COMMUNICATIONS SYSTEMS, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                COL. A                     COL. B                  COL. C                  COL. D          COL. E
--------------------------------------  -------------   -----------------------------   -------------   -------------
                                                                  ADDITIONS
                                                        -----------------------------
                                         BALANCE AT      CHARGED TO      CHARGED TO                      BALANCE AT
                                          BEGINNING       COSTS AND         OTHER                          END OF
DESCRIPTION                               OF PERIOD       EXPENSES        ACCOUNTS      DEDUCTIONS(1)      PERIOD
--------------------------------------  -------------   -------------   -------------   -------------   -------------
YEAR ENDED DECEMBER 31, 1996
Allowance for doubtful accounts.......  $     450,000   $    894,000    $    583,000(2) $    477,000    $   1,450,000

YEAR ENDED DECEMBER 31, 1995
Allowance for doubtful accounts.......  $     694,000   $    384,000    $     33,000(2) $    661,000    $     450,000

YEAR ENDED DECEMBER 31, 1994
Allowance for doubtful accounts.......  $     352,000   $    211,000    $    360,000(2) $    229,000    $     694,000

------------------------

(1) Deductions are write-offs of amounts not considered collectible.

(2) Represents amounts recorded in certain allocations of purchase prices for the Company's acquisitions.

                         REPORT OF INDEPENDENT AUDITORS

    We have audited the consolidated financial statements of the Broadcasting and Paging Operations of John H. Phipps, Inc. for the nine month period ended September 30, 1996, and the years ended December 31, 1995 and 1994, and have issued our report thereon dated February 12, 1997. Our audits also included the financial statement schedule listed in Item 14(a). This schedule is the responsibility of the Company's management. Our responsibility is to express and opinion based on our audits.

    In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          Ernst & Young LLP

Atlanta, Georgia
February 12, 1997

           BROADCASTING AND PAGING OPERATIONS OF JOHN H. PHIPPS, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                COL. A                      COL. B                  COL. C                  COL. D          COL. E
---------------------------------------  -------------   -----------------------------   -------------   -------------
                                                                   ADDITIONS
                                                         -----------------------------
                                          BALANCE AT      CHARGED TO      CHARGED TO                      BALANCE AT
                                           BEGINNING       COSTS AND         OTHER                          END OF
DESCRIPTION                                OF PERIOD       EXPENSES        ACCOUNTS      DEDUCTIONS(1)      PERIOD
---------------------------------------  -------------   -------------   -------------   -------------   -------------
NINE MONTH PERIOD ENDED SEPTEMBER 30,
 1996
Allowance for doubtful accounts........  $     49,000    $      2,500             -0-    $      2,500    $     49,000

YEAR ENDED DECEMBER 31, 1995
Allowance for doubtful accounts........  $     49,000    $     38,000             -0-    $     38,000    $     49,000

YEAR ENDED DECEMBER 31, 1994
Allowance for doubtful accounts........  $     49,000    $     53,000             -0-    $     53,000    $     49,000

------------------------

(1) Deductions are write-offs of amounts not considered collectible.