Form 10-Q
period 1997-03-31
GRAY COMMUNICATIONS SYSTEMS INC /GA/
filed 1997-05-13
CIK 43196

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997.

                                       OR
 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

 FOR THE TRANSITION PERIOD FROM _________  TO  _________ .

 COMMISSION FILE NUMBER 1-13796

                  GRAY COMMUNICATIONS SYSTEMS, INC.
     ----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  GEORGIA                           58-0285030
-------------------------------------------- ----------------------------------
      (State or other jurisdiction of            (I.R.S. Employer
      incorporation or organization)          Identification Number)

                  126 N. WASHINGTON ST., ALBANY, GEORGIA 31701
----------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip code)

                                 (912) 888-9390
----------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
----------------------------------------------------------------------
                     (Former name, former address and former
                   fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

    CLASS A COMMON STOCK, (NO PAR VALUE)            CLASS B COMMON STOCK, (NO PAR VALUE)
----------------------------------------------   -------------------------------------------
    4,619,486 SHARES AS OF APRIL 28, 1997          3,334,193 SHARES AS OF APRIL 28, 1997


INDEX

                        GRAY COMMUNICATIONS SYSTEMS, INC.


PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Condensed consolidated balance sheets (unaudited) - March 31, 1997 and December 31, 1996

                  Condensed consolidated statements of operations (unaudited) - Three months ended March 31, 1997 and 1996

                  Condensed consolidated statement of stockholders' equity (unaudited) - Three months ended March 31, 1997

                  Condensed consolidated statements of cash flows (unaudited) - Three months ended March 31, 1997 and 1996

                  Notes to condensed consolidated financial statements (unaudited) - March 31, 1997

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II.          OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K

SIGNATURES

PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements


GRAY COMMUNICATIONS SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)


                                                             March 31,                 December 31,
                                                               1997                        1996
                                                           -------------            --------------
CURRENT ASSETS
    Cash and cash equivalents                                  $ 354,504               $ 1,051,044
    Trade accounts receivable, less
         allowance for doubtful accounts of
         $1,360,000 and $1,450,000, respectively              14,680,766                17,373,839
    Recoverable income taxes                                   4,050,387                 1,747,687
    Inventories                                                  747,289                   624,118
    Current portion of program broadcast rights                1,987,743                 2,362,742
    Other current assets                                         885,720                   379,793
                                                           -------------            --------------
                                                              22,706,409                23,539,223

PROPERTY AND EQUIPMENT                                        58,039,212                53,993,742
    Less allowance for depreciation                          (19,934,524)              (18,209,891)
                                                           -------------            --------------
                                                              38,104,688                35,783,851

OTHER ASSETS
    Deferred acquisition costs                                    69,969                       -0-
    Deferred loan costs (Note B)                               8,880,587                 9,141,262
    Goodwill and other intangibles (Note B)                  227,044,543               228,692,018
    Other                                                      1,882,283                 1,507,488
                                                           -------------            --------------
                                                             237,877,382               239,340,768
                                                           -------------            --------------

                                                           $ 298,688,479             $ 298,663,842
                                                           =============            ==============





                                                             March 31,                 December 31,
                                                               1997                        1996
                                                          --------------            --------------
CURRENT LIABILITIES
    Trade accounts payable (includes $1,200,000 and
         $1,000,000 payable to Bull Run Corporation at
         March 31, 1997 and December 31, 1996,
         respectively)                                     $   3,938,498            $    6,043,062
    Accrued expenses                                           7,359,687                 8,212,555
    Accrued interest                                           8,869,788                 4,858,775
    Current portion of program broadcast obligations           2,419,780                 2,862,434
    Deferred revenue                                           1,904,793                 1,764,509
    Current portion of long-term debt                            140,000                   140,000
                                                           -------------            --------------
                                                              24,632,546                23,881,335

LONG-TERM DEBT (Notes B and D)                               170,196,045               173,228,049

NON-CURRENT LIABILITIES                                        7,843,116                 6,328,942

STOCKHOLDERS' EQUITY (Notes B, and C)
    Serial Preferred Stock, no par value;
         authorized 20,000,000 shares;
         issued 2,000 shares,
         ($20,000,000 aggregate
         liquidation value)                                   20,000,000                20,000,000
    Class A Common Stock, no par value;
         authorized 15,000,000 shares;
         issued 5,281,616 and 5,155,331
         shares, respectively                                  9,633,130                 7,994,235
    Class B Common Stock, no par value;
         authorized 15,000,000 shares;
         issued 3,506,493 and 3,500,000
         shares, respectively                                 66,183,335                66,065,762
    Retained earnings                                          9,578,728                10,543,940
                                                           -------------            --------------
                                                             105,395,193               104,603,937

Treasury stock at cost,
    Class A Common Stock 663,180 shares                       (6,638,284)               (6,638,284)
Treasury stock at cost,
    Class B Common Stock 172,300 shares                       (2,740,137)               (2,740,137)
                                                           -------------            --------------
                                                              96,016,772                95,225,516
                                                           -------------            --------------

                                                           $ 298,688,479             $ 298,663,842
                                                           =============             =============

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        GRAY COMMUNICATIONS SYSTEMS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)



                                                                    THREE MONTHS ENDED
                                                                        MARCH 31,
                                                        -------------------------------------------
                                                                  1997                    1996
                                                                  ----                    ----

OPERATING REVENUES
     Broadcasting
         (net of agency commissions)                          $ 15,985,297            $ 11,449,645
     Publishing                                                  5,224,854               5,576,934
     Paging                                                      1,550,376                     -0-
                                                               -----------            -------------
                                                                22,760,527              17,026,579
EXPENSES
     Broadcasting                                                9,694,784               7,309,865
     Publishing                                                  3,933,421               4,808,062
     Paging                                                        890,294                     -0-
     Corporate and administrative                                  633,328                 775,586
     Depreciation and amortization                               3,271,943               1,395,254
     Non-cash compensation paid in
         common stock                                               -0-                     60,000
                                                               -----------            ------------
                                                                18,423,770              14,348,767
                                                               -----------            ------------
                                                                 4,336,757               2,677,812
Miscellaneous income (expense), net                                (45,763)                 63,514
                                                               -----------            -----------
                                                                 4,290,994               2,741,326
Interest expense                                                 4,975,693               2,229,115
                                                               -----------            ------------
     INCOME (LOSS) BEFORE INCOME TAXES                            (684,699)                512,211
Income tax expense (benefit)                                      (223,600)                201,000
                                                               -----------            -----------
     NET INCOME (LOSS)                                            (461,099)                311,211
Preferred Dividends                                                350,000                     -0-
                                                               -----------            ------------

     NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS        $  (811,099)           $    311,211
                                                               ============           ============



AVERAGE OUTSTANDING COMMON SHARES
     Primary                                                     7,836,097               4,606,773
     Fully Diluted                                               7,836,097               4,636,997

PRIMARY AND FULLY DILUTED EARNINGS (LOSS) PER COMMON SHARE:
     Net income (loss) available to common stockholders        $     (0.10)           $       0.07
                                                                ==========            ============




SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        GRAY COMMUNICATIONS SYSTEMS, INC.
      CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (unaudited)




                       Preferred                Class A                Class B
                         Stock               Common Stock            Common Stock     Retained
                   Shares     Amount      Shares      Amount      Shares     Amount   Earnings
                   ------     ------      ------      ------      ------     ------   --------

Balance at
December 31,
  1996             2,000  $20,000,000  5,155,331  $ 7,994,235  3,500,000 $66,065,762 $10,543,940

Net (loss) for
  the three months
  ended March
  31, 1997                                                                              (461,099)

Cash Dividends
  ($.02 per share)                                                                      (154,113)

Preferred stock
  dividends                                                                             (350,000)

Income tax
  benefits
  relating to
  stock award                                         393,000

Issuance of
  Class A
  Common Stock:
   Stock award                           122,034    1,200,000
   Directors
     stock plan                              501        9,645
   Non-qualified
     stock plan                            3,750       36,250

Issuance of
  Class B
  Common Stock:
    401(k) plan                                                    6,493     117,573

                   -----  ----------- ---------- ------------ ---------- -----------  ----------

Balance at
  March 31, 1997   2,000  $20,000,000  5,281,616  $ 9,633,130  3,506,493 $66,183,335  $9,578,728
                  ======  ===========  =========  ===========  ========= ===========  ==========




                           Class A                Class B
                        Treasury Stock         Treasury Stock
                      Shares     Amount       Shares      Amount            Total
                      ------     ------       ------      ------            -----
Balance at
  December 31,
  1996              (663,180) $(6,638,284)  (172,300)   $(2,740,137)  $95,225,516

Net (loss) for
  the three months
  ended March
  31, 1997                                                               (461,099)

Cash Dividends
  ($.02 per share)                                                       (154,113)

Preferred stock
  dividends                                                              (350,000)

Income tax
  benefits
  relating to
  stock award                                                             393,000

Issuance of
  Class A
  Common Stock:
    Stock award                                                         1,200,000
    Directors
      stock plan                                                            9,645
    Non-qualified
      stock plan                                                           36,250

Issuance of
  Class B
  Common Stock:
  401(k) plan                                                             117,573

                ------------  ----------- ----------    -----------   -----------

Balance at
March 31, 1997      (663,180) $(6,638,284)  (172,300)   $(2,740,137)  $96,016,772
                ============  ===========  =========    ===========   ===========


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        GRAY COMMUNICATIONS SYSTEMS, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)



                                                                 THREE MONTHS ENDED MARCH 31,
                                                                1997                      1996
                                                            ------------             -------------
OPERATING ACTIVITIES
Net income (loss)                                            $  (461,099)            $     311,211
    Items which did not use (provide) cash:
         Depreciation                                          1,712,147                   848,427
         Amortization of intangible assets                     1,559,796                   546,827
         Amortization of  deferred loan costs                    269,074                       -0-
         Amortization of program broadcast rights                796,817                   646,820
         Amortization of original issue discount on
              subordinated note                                      -0-                    72,222
         Amortization of deferred interest rate
              swap liability                                     (13,980)                      -0-
         Payments for program broadcast rights                  (938,009)                 (661,603)
         Compensation paid in Class A common
              stock                                                  -0-                    60,000
         Supplemental employee benefits                          (66,941)                 (135,755)
         Class A common stock contributed to 401(k) Plan             -0-                    78,369
         Class B common stock contributed to 401(k) Plan         117,573                       -0-
         Deferred income taxes                                 1,662,000                   343,850
         (Gain) on disposal of assets                                -0-                   (20,406)
         Changes in operating assets and liabilities:
              Receivables, inventories, and
                other current assets                             275,971                 1,550,389
              Accounts payable and other
                current liabilities                            2,243,865                  (521,496)
                                                            ------------             -------------
                       NET CASH PROVIDED BY OPERATING
                                           ACTIVITIES          7,157,214                 3,118,855

INVESTING ACTIVITIES
    Acquisition of television businesses                             -0-               (34,300,713)
    Purchases of property and equipment                       (4,206,376)                 (813,588)
    Deferred acquisition costs                                   (78,369)                 (931,623)
    Proceeds from asset sales                                        -0-                   113,297
    Other                                                       (228,787)                  (80,188)
                                                            -------------            -------------
                           NET CASH USED IN INVESTING
                                           ACTIVITIES         (4,513,532)              (36,012,815)




                        GRAY COMMUNICATIONS SYSTEMS, INC.
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (continued)



                                                                 THREE  MONTHS ENDED MARCH 31,
                                                                1997                      1996
                                                              ---------                 ----------

FINANCING ACTIVITIES
    Dividends paid to common stockholders                       (154,113)                  (89,076)
    Dividends paid to preferred stockholders                    (200,000)                      -0-
    Class A Common Stock transactions                             45,895                   388,249
    Proceeds from borrowings of long-term debt                       -0-                36,725,000
    Payments on long-term debt                                (3,032,004)               (2,608,577)
                                                              ----------                ----------

                          NET CASH PROVIDED (USED) BY
                                  FINANCING ACTIVITIES        (3,340,222)               34,415,596
                                                              ----------                ----------

INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                            (696,540)                1,521,636
    Cash and cash equivalents at beginning of period           1,051,044                   559,991
                                                              ----------                ----------
                            CASH AND CASH EQUIVALENTS
                                     AT END OF PERIOD         $  354,504                $2,081,627
                                                              ==========                ==========



SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        GRAY COMMUNICATIONS SYSTEMS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE A--BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of Gray Communications Systems, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, EARNINGS PER SHARE, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of primary and fully diluted earnings per share for the first quarter ended March 31, 1997 and March 31, 1996 would not be material.

         Certain amounts in the accompanying unaudited condensed consolidated financial statements have been reclassified to conform to the 1997 format.


NOTE B--BUSINESS ACQUISITIONS

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

         1996 ACQUISITIONS

         On September 30, 1996, the Company purchased from First American Media, Inc. substantially all of the assets used in the operation of two CBS-affiliated television stations, WCTV-TV ("WCTV") serving Tallahassee, Florida/Thomasville, Georgia and WKXT-TV ("WKXT") in Knoxville, Tennessee, as well as those assets used in the operation of a satellite uplink and production services business and a communications and paging business (the "First American Acquisition"). Subsequent to the First American Acquisition, the Company rebranded WKXT with the call letters WVLT ("WVLT") as a component of its strategy to promote the station's upgraded news product. The purchase price of approximately $183.9 million consisted of $175.5 million cash, $1.8 million in acquisition-related costs, and the assumption of approximately $6.6 million of liabilities. Based on a preliminary allocation of the purchase price, the excess of the purchase price over the fair value of net tangible assets acquired was approximately $159.8 million. The Company's Board of Directors has agreed to pay Bull Run Corporation ("Bull Run"), a principal stockholder of the Company, a fee equal to $1.7 million for services performed in connection with the First American Acquisition. At March 31, 1997, $1.2 million of this fee remains payable and is included in accounts payable.


         The First American Acquisition and the early retirement of the Company's existing bank credit facility and other senior indebtedness, were funded as follows: net proceeds of $66.1 million from the sale of 3,500,000 shares of the Company's Class B Common Stock; net proceeds of $155.2 million from the sale of $160.0 million principal amount of the Company's 10 5/8% Senior Subordinated Notes due 2006; $16.9 million of borrowings under a senior credit facility (the "Senior Credit Facility"); and $10.0 million net proceeds from the sale of 1,000 shares of the Company's Series B Preferred Stock with warrants to purchase 500,000 shares of the Company's Class A Common Stock at $24 per share. The shares of Series B Preferred Stock were issued to Bull

                        GRAY COMMUNICATIONS SYSTEMS, INC.

NOTE B--BUSINESS ACQUISITIONS (continued)

         1996 ACQUISITIONS (continued)



Run and to J. Mack Robinson, Chairman of the Board of Bull Run and interim President and Chief Executive Officer of the Company, and certain of his affiliates. The Company obtained an opinion from an investment banker as to the fairness of the terms of the sale of such Series B Preferred Stock with warrants.


         The Federal Communications Commission's (the "FCC") approval of the First American Acquisition required the Company to divest itself of WALB-TV ("WALB") in Albany, Georgia and WJHG-TV ("WJHG") in Panama City, Florida by March 31, 1997 to comply with regulations governing common ownership of television stations with overlapping service areas. The FCC is currently reexamining these regulations, and if it revises them in accordance with the interim policy it has adopted, divestiture of WJHG-TV would not be required. The FCC is not expected to complete its rulemaking on this subject until later in 1997. Accordingly, the Company has requested, and expects to receive, an extension of the divestiture deadline pending the outcome of the rulemaking proceedings. In order to satisfy applicable FCC requirements with respect to WALB-TV, the Company, subject to FCC approval, intends to swap such assets for assets of one or more television stations of comparable value and with comparable broadcast cash flow in a transaction qualifying for deferred capital gains treatment under the "like-kind exchange" provision of Section 1031 of the Internal Revenue Code of 1986. The Company was unable to enter into an agreement to effect such a swap by March 31, 1997, therefore the Company is seeking FCC approval to transfer the station to a trust with a view towards the trustee effecting a swap or sale of such assets. Under such trust arrangement, which would be subject to the approval of the FCC, the Company would be required to relinquish operating control of the station to a trustee while retaining the economic risks and benefits of ownership. If the Company or such trust is required to effect a sale of WALB-TV, the Company would incur a significant gain and related tax liability, the payment of which could have a material adverse effect on the Company's ability to acquire comparable assets without incurring additional indebtedness.

         Condensed unaudited balance sheets of WALB and WJHG are as follows (in thousands):


                                                WALB             WJHG
                                           -------------------------------
                                                       MARCH 31,
                                           1997     1996     1997     1996
                                           -------------------------------
                                                      (Unaudited)

Current assets                             $1,945   $1,667   $  907   $  855
Property and equipment                      1,526    1,769      912    1,078
Other assets                                   84       76       54        3
                                           ------  -------   ------   ------
Total assets                               $3,555   $3,512   $1,873   $1,936
                                           ======  =======   ======   ======

Current liabilities                        $1,315   $1,127   $  433   $  428
Other liabilities                             225      228      -0-      -0-
Stockholder's equity                        2,015    2,157    1,440    1,508
                                           ------  -------   ------    -----
Total liabilities and stockholder's
   equity                                  $3,555   $3,512   $1,873   $1,936
                                           ======   ======   ======   ======

                        GRAY COMMUNICATIONS SYSTEMS, INC.

NOTE B--BUSINESS ACQUISITIONS (CONTINUED)

         1996 ACQUISITIONS (CONTINUED)

         Condensed unaudited income statement data for the three months ended March 31, 1997 and 1996 for WALB and WJHG are as follows (in thousands):

                                             WALB               WJHG
                                         -------------     -------------
                                           THREE MONTHS ENDED MARCH 31,
                                         1997     1996     1997     1996
                                         -------------------------------
                                                    (Unaudited)
Broadcasting revenues                   $2,347   $2,340   $1,103   $1,099
Expenses                                 1,093    1,242      906      949
                                        ------    -----   ------   ------
Operating income                         1,254    1,098      197      150
Other income                               -0-        9      -0-       16
                                        ------   ------   ------   ------
Income before income taxes              $1,254   $1,107   $  197   $  166
                                        ======   ======   ======   ======

Net income                              $  777   $  686   $  122   $  103
                                        ======   ======   ======   ======

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

         Funds for the Augusta Acquisition were obtained from the modification of the Company's existing bank debt on January 4, 1996 (the "Bank Loan") to a variable rate reducing revolving credit facility (the "Old Credit Facility") and the sale to Bull Run of an 8% subordinated note due January 3, 2005 in the principal amount of $10.0 million (the "8% Note"). In connection with the sale of the 8% Note, the Company also issued warrants to Bull Run to purchase 487,500 shares of Class A Common Stock at $17.88 per share, 337,500 shares of which were vested at March 31, 1997. The remainder vests in four annual installments of 37,500 shares each. Approximately $2.6 million of the $10.0 million of proceeds from the 8% Note was allocated to the warrants and increased Class A Common Stock. The Old Credit Facility provided for a credit line up to $54.2 million. This transaction also required a modification of the interest rate of the Company's $25.0 million senior secured note with an institutional investor (the "Senior Note") from 10.08% to 10.7%.

         As part of the financing arrangements for the First American Acquisition, the Old Credit Facility and the Senior Note were retired and the Company issued to Bull Run, in exchange for the 8% Note, 1,000 shares of Series A Preferred Stock. The warrants issued with the 8% Note will vest in accordance with the schedule described above provided the Series A Preferred Stock remains outstanding. The Company recorded an extraordinary charge of $5.3 million ($3.2 million after taxes or $0.56 per common share for the year ended December 31,
1996) in connection with the early retirement of the $25.0 million Senior Note and the write-off of loan acquisition costs from the early extinguishment of debt.

         The Company sold the assets of KTVE Inc. (the "KTVE Sale"), its NBC-affiliated television station, in Monroe, LA/El Dorado, AR to GOCOM Television of Ouachita, L.P. on August 20, 1996. Unaudited pro forma operating data for the three months ended March 31, 1996, are presented below and assumes that the Augusta Acquisition, the First American Acquisition, and the KTVE
Sale occurred on January 1, 1996. This unaudited pro forma operating data does not purport to represent the Company's actual results of operations had the Augusta Acquisition, the First American Acquisition, and the KTVE Sale occurred on January 1, 1996, and should not serve as a forecast of the Company's operating results for any future periods. The pro forma

                        GRAY COMMUNICATIONS SYSTEMS, INC.

NOTE B--BUSINESS ACQUISITIONS (Continued)

         1996 ACQUISITIONS (Continued)

adjustments are based solely upon certain assumptions that management believes are reasonable under the circumstances at this time.

         Unaudited pro forma operating data for the three months ended March 31, 1996 are as follows (in thousands, except per common share data):


                                                               FIRST
                                                 KTVE         AMERICAN      PRO FORMA         ADJUSTED
                                   GRAY          SALE       ACQUISITION    ADJUSTMENTS        PRO FORMA
                               ----------------------------------------------------------------------------
                                                               (Unaudited)

Revenues, net                     $  17,027   $   (1,066)       $  6,547  $          -0-   $      22,508
                               ============================================================================

Net earnings (loss)               $     311   $      (59)       $  1,726  $      (3,385)    $     (1,407)

                               ============================================================================

Earnings (loss) per share
     available to common
     stockholders                  $ 0.07                                                 $       (0.22)
                                   ======                                                 ==============


         The pro forma results presented above include adjustments to reflect
(i) the incurrence of interest expense to fund the 1996 Acquisitions, (ii) depreciation and amortization of assets acquired, (iii) the elimination of the corporate expense allocation net of additional accounting and administrative expenses for the First American Acquisition, (iv) increased pension expense for the First American Acquisition, and (v) the income tax effect of such pro forma adjustments. Average outstanding shares used to calculate pro forma earnings per share data for 1996 include the 3,500,000 Class B Common shares issued in connection with the First American Acquisition.

         RECENT AND PENDING ACQUISITIONS

         In April 1997, the Company acquired GulfLink Communications, Inc. of Baton Rouge, Louisiana. The operations include nine transportable satellite uplink trucks. The purchase price was approximately $5.1 million including a cash payment and assumed liabilities and excluding expenses associated with the transaction. The Company funded the costs of this acquisition through its Senior Credit Facility.



         In February 1997, the Company announced that it had signed a letter of intent with Raycom-US, Inc. to purchase the assets of WITN-TV ("WITN"). The purchase price is estimated at approximately $39.5 million plus the assumption of certain liabilities. WITN operates on Channel 7 and is the NBC affiliate in the Greenville-Washington-New Bern, North Carolina market. The purchase of WITN is subject to a number of conditions, including the negotiation and execution of a definitive purchase agreement. In connection with the proposed purchase of the assets of WITN, the Company will pay Bull Run a finder's fee equal to 1% of the purchase price for services performed, none of which was due or included in accounts payable at March 31, 1997.

NOTE C--STOCKHOLDERS' EQUITY

         A portion of the funds for the Augusta Acquisition were obtained from the 8% Note, which included the issuance of detachable warrants to Bull Run to purchase 487,500 shares of Class A Common Stock at $17.88 per share, 337,500 shares of which are currently vested, with the remainder vesting in four annual installments of 37,500 shares each. Approximately $2.6 million of the $10.0 million of proceeds from the 8% Note was allocated to the warrants and increased Class A Common Stock. This allocation of the proceeds was based on an estimate of the relative fair values of the 8% Note and the warrants on the date of issuance. The Company amortized the original issue

                        GRAY COMMUNICATIONS SYSTEMS, INC.

discount on a ratable basis in accordance with the original terms of the 8% Note through September 30, 1996. During the three months ended March 31, 1997 and 1996, the Company recognized approximately $-0- and $72,000, respectively in amortization costs for the $2.6 million original issue discount. In September 1996, the Company exchanged the 8% Note with Bull Run for 1,000 shares of Series A Preferred Stock yielding 8%. The warrants issued with the 8% Note will vest in accordance with their original schedule provided the Series A Preferred Stock remains outstanding.

         As part of the financing for the First American Acquisition, the Company also issued 1,000 shares of Series B Preferred Stock, with warrants to purchase an aggregate of 500,000 shares of Class A Common Stock at an exercise price of $24.00 per share. Of these warrants 300,000 vested upon issuance, with the remaining warrants vesting in five equal annual installments commencing on the first anniversary of the date of issuance. The shares of Series B Preferred Stock were issued to Bull Run and to J. Mack Robinson, Chairman of the Board of Bull Run and Interim President and Chief Executive Officer of the Company, and certain of his affiliates. The Company has obtained a written opinion from an investment banking firm as to the fairness of the terms of the sale of such Series B Preferred Stock and warrants.

         On September 24, 1996, the Company issued 3,500,000 shares of its Class B Common Stock at a price of $20.50 per share in a public offering. The net proceeds from this issuance of Class B Common Stock was used in the financing of the First American Acquisition.

NOTE D--LONG-TERM DEBT

         On September 20, 1996, the Company sold $160.0 million principal amount of the Company's 10 5/8% Senior Subordinated Notes due 2006. The net proceeds of $155.2 million from this offering, along with the net proceeds from (i) the KTVE Sale, (ii) the issuance of Class B Common Stock, (iii) the issuance of Series B Preferred Stock and (iv) borrowings under the Senior Credit Facility, were used in financing the First American Acquisition as well as the early retirement of the Company's senior note and the Old Credit Facility. Interest on the Senior Subordinated Notes is payable semi-annually on April 1 and October 1, commencing April 1, 1997.

         In the quarter ended September 30, 1996, the Company recorded an extraordinary charge of $5.3 million ($3.2 million after taxes or $0.56 per share for the year ended December 31, 1996) in connection with the early retirement of the senior note and the write-off of unamortized loan acquisition costs of the senior note and the Old Credit Facility resulting from the early extinguishment of debt.


NOTE E--LONG-TERM DEBT (CONTINUED)

         In September 1996, the Company entered into a $125.0 million senior credit facility (the "Senior Credit Facility") with KeyBank National Association, NationsBank, N.A. (South), CIBC, Inc., CoreStates Bank, N.A., and the Bank of New York. At March 31, 1997, the Company had approximately $9.7 million outstanding on the Senior Credit Facility and the interest rate was based on a spread over LIBOR and/or Prime, of 2.25% and 0.00%, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 RESULTS OF OPERATIONS OF THE COMPANY

         INTRODUCTION

         The following analysis of the financial condition and results of operations of the Company should be read in conjunction with the Company's unaudited Condensed Consolidated Financial Statements and notes thereto included elsewhere herein.

         The Company derives its revenues from its television broadcasting, publishing and paging operations. In September 1996, the Company acquired substantially all of the assets of WKXT-TV, WCTV-TV, a satellite production and services business and a communications and paging business (the "First American Acquisition"). Subsequent to the First American Acquisition, the Company rebranded WKXT with the call letters WVLT ("WVLT") as a component of its strategy to promote the station's upgraded news product. On January 4, 1996, the Company purchased substantially all of the assets of WRDW-TV (the "Augusta Acquisition"). The First American Acquisition and the Augusta Acquisition are collectively referred to as the "1996 Broadcasting Acquisitions." As a result of these acquisitions, the proportion of the Company's revenues derived from television broadcasting has increased significantly. The Company currently has signed a letter of intent to purchase substantially all of the assets of WITN-TV, the NBC affiliate in the Greenville-Washington-New Bern, North Carolina market. On April 24, 1997, the Company purchased GulfLink Communications, Inc., which is in the transportable satellite uplink business, a business in which the Company is already engaged. The Company anticipates that the proportion of the Company's revenues derived from television broadcasting will increase further if the acquisition of WITN-TV is completed. As a result of the higher operating margins associated with the Company's television broadcasting operations, the profit contribution of these operations as a percentage of revenues, has exceeded, and is expected to continue to exceed, the profit contributions of the Company's publishing and paging operations. Set forth below, for the periods indicated, is certain information concerning the relative contributions of the Company's television broadcasting, publishing and paging operations.

                                                                  THREE MONTHS ENDED MARCH 31,
                                    ---------------------------------------------------------------------------------------
                                                      1997                                          1996
                                    -----------------------------------------     -----------------------------------------
                                                               PERCENT OF                                    PERCENT OF
                                          AMOUNT                  TOTAL                 AMOUNT                  TOTAL
                                    --------------------     ----------------     --------------------     ----------------
                                                                        (DOLLARS IN THOUSANDS)

TELEVISION BROADCASTING
Revenues                                 $  15,985                70.2%                $  11,450                67.2%
Operating income (1)                         3,761                75.5                     3,127                88.6

PUBLISHING
Revenues                                 $   5,225                23.0%                $   5,577                32.8%
Operating income (1)                           887                17.8                       401                11.4


PAGING
Revenues                                 $   1,551                 6.8%                $     -0-                 -0-%
Operating income (1)                           333                 6.7                       -0-                 -0-



(1) Represents income before miscellaneous income (expense), allocation of corporate overhead, interest expense and income taxes.

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

         Most broadcast advertising contracts are short-term, and generally run only for a few weeks. Approximately 56.5% of the gross revenues of the Company's television stations for the three months ended March 31, 1997 were generated from local advertising, which is sold primarily by a station's sales staff directly to local accounts, and the remainder represented primarily national advertising, which is sold by a station's national advertising sales representative. The stations generally pay commissions to advertising agencies on local, regional and national advertising. The stations also pay commissions to the national sales representative on national advertising.

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

         The Company's paging subscribers either own pagers, thereby paying solely for the use of the Company's paging services, or lease pagers, thereby paying a periodic charge for both the pagers and the paging services. Of the Company's pagers currently in service, approximately 75% are owned and maintained by subscribers with the remainder being leased. The terms of the lease contracts are month-to-month, three months, six months or twelve months in duration. Paging revenues are generally equally distributed throughout the year.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS OF THE COMPANY (CONTINUED)

         MEDIA CASH FLOW

         The following table sets forth certain operating data for the broadcast, publishing and paging operations for the three months ended March 31, 1997 and 1996:


                                                    THREE MONTHS ENDED MARCH 31,
                                                -------------------------------
                                                    1997              1996
                                                --------------      -----------

                                                       (IN THOUSANDS)
Operating income                                   $ 4,337         $ 2,678
Add:
   Amortization of program license rights              797             647
   Depreciation and amortization                     3,272           1,395
   Corporate overhead                                  633             776
   Non-cash compensation and
     contributions to the Company's
     401-k plan, paid in common
     stock                                             114             131
Less:
   Payments for program license
     liabilities                                      (938)           (662)
                                                    ------          ------
Media Cash Flow (1)                                $ 8,215         $ 4,965
                                                    ======          ======

(1) Of Media Cash Flow, $6.2 million and $4.2 million was attributable to the Company's broadcasting operations during the three months ended March 31, 1997 and 1996, respectively; $1.3 million and $783,000 was attributable to the Company's publishing operations for the three months ended March 31, 1997 and 1996, respectively; and $667,000 and $-0- was attibutable to the Company's paging operations for the three months ended March 31, 1997 and 1996, respective
         "Media cash flow" is defined as operating income from broadcast, publishing and paging operations before income taxes and interest expense, plus depreciation and amortization (including amortization of program license rights), non-cash compensation and corporate overhead, less payments for program license liabilities. The Company has included Media Cash Flow data because such data are commonly used as a measure of performance for broadcast, publishing and paging companies and are also used by investors to measure a company's ability to service debt. Media Cash Flow is not, and should not be used as, an indicator or alternative to operating income, net income or cash flow as reflected in the Company's unaudited Condensed Consolidated Financial Statements, and is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

         Since 1994, the Company has completed several broadcasting and publishing acquisitions and a broadcasting disposition. The financial results of the Company reflect significant increases between the three month periods ended March 31, 1997 and March 31, 1996 in substantially all line items. The principal reason for these increases was the completion by the Company of the First American Acquisition on September 30, 1996. The purchase price for the First American Acquisition was approximately $183.9 million, of which, $175.5 million was cash, $1.8 million was in the form of acquisition-related costs, and approximately $6.6 million resulted from assumed liabilities. The Company sold the assets of KTVE Inc. (the "KTVE Sale"), its NBC-affiliated television station, in Monroe, Louisiana/El Dorado, Arkansas on August 20, 1996. The sales price included $9.5 million in cash plus the amount of the accounts receivable on the date of closing (approximately $829,000).
                                       16

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS OF THE COMPANY (CONTINUED)

         CASH FLOW PROVIDED BY (USED IN) OPERATING, INVESTING AND FINANCING ACTIVITIES

         The following table sets forth certain cash flow data for the Company for the months ended March 31, 1997 and 1996.


                                                     THREE MONTHS ENDED MARCH 31,
                                          ------------------------------------------------------
                                                  1997                           1996
                                          -----------------------      -------------------------
                                                          (in thousands)

 Cash flows provided by (used in)
    Operating activities                    $     7,157                    $     3,119
    Investing activities                         (4,514)                       (36,013)
    Financing activities                         (3,340)                        34,416

         BROADCASTING, PUBLISHING AND PAGING REVENUES

         Set forth below are the principal types of broadcasting, publishing and paging revenues earned by the Company's broadcasting, publishing and paging operations for the periods indicated and the percentage contribution of each to the Company's total revenues:


                                                                 THREE MONTHS ENDED MARCH 31,
                                    ---------------------------------------------------------------------------------------
                                                      1997                                          1996
                                    -----------------------------------------     -----------------------------------------
                                                               PERCENT OF                                    PERCENT OF
                                          AMOUNT                  TOTAL                 AMOUNT                  TOTAL
                                    --------------------     ----------------     --------------------     ----------------
                                                             (DOLLARS IN THOUSANDS)

BROADCASTING
NET REVENUES:
    Local                                 $  9,112                 40.0%                 $ 6,675                  39.2%
    National                                 4,765                 20.9                    3,089                  18.1
    Network compensation                     1,133                  5.0                      867                   5.1
    Political                                   47                  0.2                      213                   1.2
    Production and other                       928                  4.1                      606                   3.6
                                          --------                 ----                  -------               -------
                                          $ 15,985                 70.2%                 $11,450                  67.2%
                                          ========                 ====                  =======                ======

PUBLISHING
NET REVENUES:
    Retail advertising                    $   2,490                10.9%                 $ 2,608                 15.3%
    Classified                                1,617                 7.1                    1,482                  8.7
    Circulation                                 990                 4.3                    1,115                  6.6
    Other                                       128                 0.7                      372                  2.2
                                          ---------                ----                  -------              -------
                                          $   5,225                23.0%                 $ 5,577                 32.8%
                                          =========                =====                 =======              ======

PAGING
NET REVENUES:
    Paging lease and service              $   1,596                 7.0%                 $   -0-                  -0-%
    Other                                       (45)               (0.2)                     -0-                  -0-
                                          ---------                -----                 -------                -------
                                          $   1,551                 6.8%                 $   -0-                  -0-%
                                          =========                =====                 =======                =======

                                          $  22,761               100.0%                 $17,027                100.0%
                                          =========                =====                 =======                ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

         REVENUES. Total revenues for the three months ended March 31, 1997, increased $5.7 million, or 33.7%, over the same period of the prior year, from $17.0 million to $22.8 million. This increase was attributable to the net effect of (i) increased revenues resulting from the First American Acquisition, (ii) increases in broadcasting revenues (excluding the First American Acquisition),
(iii) decreased revenues resulting from the KTVE Sale and (iv) decreased publishing revenues. The First American Acquisition accounted for $6.9 million of the revenue increase.

         Broadcast net revenues increased $4.5 million, or 39.6%, over the same period of the prior year, from $11.5 million to $16.0 million. The First American Acquisition, net of the effects of the KTVE Sale, accounted for $4.2 million, or 93.5%, of the broadcast net revenue increase. On a pro forma basis, assuming the First American Acquisition had been effective on January 1, 1996, broadcast net revenues for the First American Acquisition for the three months ended March 31, 1997 increased $100,000, or 2.0%, over the same period of the prior year from $5.2 million to $5.3 million. The KTVE Sale resulted in a decrease in broadcast net revenues of $1.1 million. Broadcast net revenues, excluding the First American Acquisition and the operating results of KTVE, increased $294,000, or 2.8%, over the prior year. The $294,000 increase in broadcast net revenues, excluding the First American Acquisition and the operating results of KTVE, was due primarily to increased local advertising spending and national advertising spending of $278,000 and $302,000, respectively, partially offset by decreased political advertising spending and other revenue of $156,000 and $127,000, respectively.

         Publishing revenues decreased $352,000, or 6.3%, over the same period of the prior year, from $5.6 million to $5.2 million. The decrease in revenues was due primarily to an increase in classified advertising revenues of $135,000 offset by decreases in circulation, retail and other advertising revenue $125,000, $118,000 and 244,000, respectively.

         Paging revenue increased $1.6 million due to the First American Acquisition. On a pro forma basis, assuming the First American Acquisition had been effective on January 1, 1996, paging revenue for the three months ended March 31, 1997 increased $212,000, or 15.8%, over the same period of the prior year from $1.3 million to $1.6 million. The increase was attributable primarily to higher sales volume generated by a reseller program implemented during 1995.

         OPERATING EXPENSES. Operating expenses for the three months ended March 31, 1997 increased $4.1 million, or 28.4%, over the same period of the prior year, from $14.3 million to $18.4 million, due primarily to the First American Acquisition partially offset by the KTVE Sale and decreased expenses at the publishing operations. The First American Acquisition, net of the effects of the KTVE Sale, accounted for $3.5 million, or 86.0%, of the increase in operating expenses.

         Broadcast expenses increased $2.4 million, or 32.6%, over the three months ended March 31, 1996, from $7.3 million to $9.7 million. The increase was attributable primarily to the First American Acquisition partially offset by the KTVE Sale. On a pro forma basis, assuming the First American Acquisition had been effective on January 1, 1996, broadcast expenses for the First American Acquisition for the three months ended March 31, 1997 increased $505,000, or 18.2%, over the three months ended March 31, 1996 from $2.8 million to $3.3 million. The KTVE Sale resulted in a decrease in broadcast expenses of $860,000. Broadcast expenses, excluding the results of the First American Acquisition and the KTVE Sale, remained relatively level.

         Publishing expenses for the three months ended March 31, 1997, decreased $875,000 or 18.2%, from the same period of the prior year, from $4.8 million to $3.9 million. This decrease resulted primarily from a decrease in work force related costs, improved newsprint pricing, and restructuring of the advertising publications. Average newsprint costs decreased approximately 23% while newsprint consumption decreased approximately 4%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996 (CONTINUED)

         Paging expenses increased $890,000 due to the First American Acquisition. On a pro forma basis, assuming the First American Acquisition had been effective on January 1, 1996, paging expenses for the three months ended March 31, 1997 increased $47,000, or 5.6%, over the same period of the prior year from $843,000 to $890,000. The increase was attributable primarily to higher payroll costs.

         Corporate and administrative expenses for the three months ended March 31, 1997, decreased $142,000 or 18.3%, over the same period of the prior year, from $776,000 to $634,000. This decrease was attributable primarily to a reduction of compensation expense at the corporate level.

         Depreciation of property and equipment and amortization of intangible assets was $3.3 million for the three months ended March 31, 1997, as compared to $1.4 million for the same period of the prior year, an increase of $1.9 million or 134.6%. This increase was primarily the result of higher depreciation and amortization costs related to the First American Acquisition.

         INTEREST EXPENSE. Interest expense increased $2.7 million, or 123.2%, from $2.2 million for the three months ended March 31, 1996 to $5.0 million for the three months ended March 31, 1997. This increase was attributable primarily to increased levels of debt resulting from the financing of the First American Acquisition.

         NET INCOME (LOSS). Net loss available to common stockholders of the Company was $811,000 for the three months ended March 31, 1997, as compared with net income of $311,000 for the same period of the prior year, a decrease of $1.1 million.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital deficiency was $1.9 million and $342,000 at March 31, 1997 and December 31, 1996, respectively. The Company's cash provided from operations was $7.2 million and $3.1 million for the three months ended March 31, 1997 and 1996, respectively. Management believes that current cash balances, cash flows from operations and the available funds under its Senior Credit Facility will be adequate to provide for the Company's capital expenditures, debt service, cash dividends and working capital requirements for the forseeable future. The Senior Credit Facility contains certain restrictive provisions, which, among other things, limit capital expenditures and additional indebtedness and require minimum levels of cash flows. Additionally, the effective interest rate of the Senior Credit Facility can be changed based upon the Company's maintenance of certain operating ratios as defined in the Senior Credit Facility, not to exceed the lender's prime rate plus 1.0% or LIBOR plus 3.25%. The Senior Credit Facility contains restrictive provisions similar to the provisions of the Company's 10 5/8% Senior Subordinated Notes due 2006. The amount borrowed by the Company and the amount available to the Company under the Senior Credit Facility at March 31, 1997 was $9.7 million and $115.3 million, respectively.

         The Company's cash used in investing activities was $4.5 million and $36.0 million for the three months ended March 31, 1997 and 1996, respectively. The decreased usage of $31.5 million from 1996 to 1997 was primarily due to the Augusta Acquisition in 1996.

         The Company used $3.3 million and was provided $34.4 million in cash by financing activities for the three months ended March 31, 1997 and 1996, respectively. The cash provided in 1996 resulted primarily from the funding obtained for the Augusta Acquisition.

         The Company regularly enters into program contracts for the right to broadcast television programs produced by others and program commitments for the right to broadcast programs in the future. Such programming commitments are generally made to replace expiring or canceled program rights. Payments under such contracts are made in cash or the concession of advertising spots for the program provider to resell, or a combination of both. During the three months ended March 31, 1997, the Company paid $938,000 for such program broadcast rights.
                                       19

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

         In connection with the First American Acquisition, the FCC ordered the Company to divest itself of WJHG-TV and WALB-TV by March 31, 1997 to comply with regulations governing common ownership of television stations with overlapping service areas. The FCC is currently reexamining these regulations, and if it revises them in accordance with the interim policy it has adopted, divestiture of WJHG-TV would not be required. The FCC is not expected to complete its rulemaking on this subject until later in 1997. Accordingly the Company has requested, and expects to receive, an extension of the divestiture deadline pending the outcome of the rulemaking proceedings. In order to satisfy applicable FCC requirements with respect to WALB-TV, the Company, subject to FCC approval, intends to swap such assets for assets of one or more television stations of comparable value and with comparable broadcast cash flow in a transaction qualifying for deferred capital gains treatment under the "like-kind exchange" provision of Section 1031 of the Internal Revenue Code of 1986. The Company was unable to enter into an agreement to effect such a swap by March 31, 1997, therefore, the Company has requested FCC approval to transfer the station to a trust with a view towards the trustee effecting a swap or sale of such assets. Under such trust arrangement, which would be subject to the approval of the FCC, the Company would be required to relinquish operating control of the station to a trustee while retaining the economic risks and benefits of ownership. If the Company or such trust is required to effect a sale of WALB-TV, the Company would incur a significant gain and related tax liability, the payment of which could have a material adverse effect on the Company's ability to acquire comparable assets without incurring additional indebtedness.


         The Company and its subsidiaries file a consolidated federal income tax return and such state or local tax returns as are required. As of March 31, 1997, the Company anticipates that it will generate taxable operating losses for the foreseeable future.

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

                  None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  GRAY COMMUNICATIONS SYSTEMS, INC.
                                            (Registrant)



Date: May 12, 1997                By: /s/ William A. Fielder, III
      ------------                  -----------------------------
                                  William A. Fielder, III, Vice President & CFO
                                  (Chief Financial Officer)