Form 10-Q
period 1997-06-30
GRAY COMMUNICATIONS SYSTEMS INC /GA/
filed 1997-08-12
CIK 43196

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q
(Mark one)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended June 30, 1997.

                                       OR
   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934
 For the transition period from _________  to  _________ .

 Commission File Number 1-13796

                        Gray Communications Systems, Inc.
     ----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Georgia                                             58-0285030
--------------------------------                 -------------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                           ----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Class A Common Stock, (No Par Value)       Class B Common Stock, (No Par Value)
------------------------------------      --------------------------------------
4,492,586 shares as of July 31, 1997       3,341,476 shares as of July 31, 1997

INDEX

                        GRAY COMMUNICATIONS SYSTEMS, INC.


PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Condensed consolidated balance sheets (unaudited) - June 30, 1997 and December 31, 1996

                  Condensed consolidated statements of operations (unaudited) Three months ended June 30, 1997 and 1996; Six months ended June 30, 1997 and 1996

                  Condensed   consolidated  statement  of  stockholders'  equity
                  (unaudited) Six months ended June 30, 1997

                  Condensed consolidated statements of cash flows (unaudited) Six months ended June 30, 1997 and 1996

                  Notes to condensed consolidated financial statements (unaudited) - June 30, 1997

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II.          OTHER INFORMATION

Item 4.           Submission of Matters to a Vote of Security Holders

Item 6.           Exhibits and Reports on Form 8-K

SIGNATURES

PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements


                                      GRAY COMMUNICATIONS SYSTEMS, INC.
                              CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)


                                                             June 30,            December 31,
                                                               1997                 1996
                                                         -----------------    -----------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                              $      522,966       $    1,051,044
  Trade accounts receivable, less allowance for
    doubtful accounts of $1,164,000 and $1,450,000,
    respectively                                             16,700,091           17,373,839
  Recoverable income taxes                                    4,166,287            1,747,687
  Inventories                                                   504,342              624,118
  Current portion of program broadcast rights                 1,504,424            2,362,742
  Other current assets                                          946,824              379,793
                                                         -----------------    -----------------
    Total current assets                                     24,344,934           23,539,223

PROPERTY AND EQUIPMENT                                       61,695,878           53,993,742
  Less allowance for depreciation                           (21,857,733)         (18,209,891)
                                                         -----------------    -----------------
                                                             39,838,145           35,783,851

OTHER ASSETS
  Deferred acquisition costs (Note B)                           485,303                  -0-
  Deferred loan costs (Note B)                                8,664,593            9,141,262
  Goodwill and other intangibles (Note B)                   229,051,375          228,692,018
  Other                                                       1,625,317            1,507,488
                                                         -----------------    -----------------
                                                            239,826,588          239,340,768
                                                         -----------------    -----------------



                                                         $  304,009,667       $  298,663,842
                                                         =================    =================



                                      GRAY COMMUNICATIONS SYSTEMS, INC.
                        CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited) (continued)


                                                             June 30,            December 31,
                                                               1997                 1996
                                                         -----------------    -----------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Trade accounts payable (includes $1,408,000 and
     $1,000,000 payable to Bull Run Corporation,
     respectively)                                       $    3,883,050       $    6,043,062
  Accrued expenses                                            7,361,598            8,212,555
  Accrued interest                                            4,384,610            4,858,775
  Current portion of program broadcast obligations            1,822,100            2,862,434
  Deferred revenue                                            1,818,513            1,764,509
  Current portion of long-term debt                             344,826              140,000
                                                         -----------------    -----------------
    Total current liabilities                                19,614,697           23,881,335

LONG-TERM DEBT (Notes B and D)                              181,281,661          173,228,049

NON-CURRENT LIABILITIES                                       7,808,234            6,328,942

STOCKHOLDERS' EQUITY (Notes B and C)
  Serial Preferred Stock, no par value; authorized
    20,000,000 shares; issued 2,000 shares, ($20,000,000
    aggregate liquidation value)                             20,000,000           20,000,000
  Class A Common Stock, no par value; authorized
    15,000,000 shares; issued 5,299,466 and 5,155,331
    shares, respectively                                      9,828,780            7,994,235
  Class B Common Stock, no par value; authorized
    15,000,000 shares; issued 3,512,104 and 3,500,000
    shares, respectively                                     66,282,581           66,065,762
  Retained earnings                                           9,691,910           10,543,940
                                                         -----------------    -----------------
                                                            105,803,271          104,603,937
  Treasury Stock at cost:
    Class A Common, 721,880 and 663,180 shares,
    respectively                                             (7,758,059)          (6,638,284)
    Class B Common, 172,300 shares                           (2,740,137)          (2,740,137)
                                                         -----------------    -----------------
                                                             95,305,075           95,225,516
                                                         -----------------    -----------------
                                                          $ 304,009,667          298,663,842
                                                         =================    =================

See notes to condensed consolidated financial statements.


                                      GRAY COMMUNICATIONS SYSTEMS, INC.
                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)


                                                    Three Months Ended                  Six Months Ended
                                                         June 30,                           June 30,
                                              --------------------------------   -------------------------------

                                                    1997              1996             1997             1996
                                              ---------------   ---------------  ---------------  ---------------
OPERATING REVENUES
     Broadcasting (net of agency commissions)  $ 17,782,557      $ 12,802,256    $ 33,767,854      $ 24,251,901
     Publishing                                   6,081,748         5,684,858      11,306,602        11,261,792
     Paging                                       1,634,609               -0-       3,184,985               -0-
                                             ---------------    ---------------  ---------------  ---------------
                                                 25,498,914        18,487,114      48,259,441        35,513,693
EXPENSES
     Broadcasting                                 9,604,608         7,108,335      19,299,392        14,418,200
     Publishing                                   4,594,834         4,384,689       8,528,255         9,192,751
     Paging                                         946,629               -0-       1,836,923               -0-
     Corporate and administrative                   740,991           795,220       1,374,319         1,570,806
     Depreciation and amortization                3,488,301         1,505,470       6,760,244         2,900,724
     Non-cash compensation paid in
            common stock                                -O-            60,000             -0-           120,000
                                              ---------------   ---------------  ---------------  ---------------
                                                 19,375,363        13,853,714      37,799,133        28,202,481
                                              ---------------   ---------------  ---------------  ---------------
                                                  6,123,551         4,633,400      10,460,308         7,311,212
Miscellaneous income (expense), net                   5,930            17,847         (39,833)           81,361
                                              ---------------   ---------------  ---------------  ---------------
                                                  6,129,481         4,651,247      10,420,475         7,392,573
Interest expense                                  5,081,505         2,215,763      10,057,198         4,444,878
                                              ---------------   ---------------  ---------------  ---------------
     INCOME BEFORE INCOME TAXES                   1,047,976         2,435,484         363,277         2,947,695
Income tax expense                                  426,100           945,000         202,500         1,146,000
                                              ---------------   ---------------  ---------------  ---------------
     NET INCOME                                     621,876         1,490,484         160,777         1,801,695
Preferred Dividends                                 350,000               -0-         700,000               -0-
                                              ---------------   ---------------  ---------------  ---------------
     NET INCOME (LOSS) AVAILABLE TO
      COMMON STOCKHOLDERS                      $    271,876      $  1,490,484    $   (539,223)     $  1,801,695
                                              ===============   ===============  ===============  ===============

AVERAGE OUTSTANDING COMMON SHARES
     Primary                                      8,061,241         4,707,564       7,891,432         4,656,691
     Fully Diluted                                8,120,606         4,750,117       7,891,432         4,693,046

EARNINGS (LOSS) PER COMMON SHARE
     AVAILABLE TO COMMON STOCKHOLDERS:
     Primary                                   $       0.03      $       0.32    $      (0.07)     $       0.39
                                              ===============   ===============  ===============  ==============
     Fully Diluted                             $       0.03      $       0.31    $      (0.07)     $       0.38
                                              ===============   ===============  ===============  ==============

See notes to condensed consolidated financial statements.


                                                            GRAY COMMUNICATIONS SYSTEMS, INC.
                                           CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (unaudited)

                                   Preferred                Class A                Class B
                                     Stock                Common Stock           Common Stock          Retained
                                Shares    Amount       Shares      Amount     Shares      Amount       Earnings
                                ------    ------       ------      ------     ------      ------       --------
Balance at December 31, 1996     2,000  $20,000,000  5,155,331  $ 7,994,235  3,500,000  $66,065,762   $10,543,940

Net income for the six months
 June 30, 1997                                                                                            160,777

Common stock dividends ($.04
 per share)                                                                                              (312,807)

Preferred stock dividends                                                                                (700,000)

Income tax benefits relating to
 stock award                                                        393,000

Issuance of Class A Common
 Stock:
  Stock award                                          122,034    1,200,000
  Directors stock plan                                     501        9,645
  Non-qualified stock plan                              21,600      231,900

Issuance of Class B Common
 Stock:
  401(k) plan                                                                   12,104      216,819

Purchase of treasury stock -
 Class A Common

                                ---------------------------------------------------------------------------------

Balance at June 30, 1997         2,000  $20,000,000  5,299,466  $ 9,828,780  3,512,104  $66,282,581   $ 9,691,910
                                =================================================================================


                                      Class A                Class B
                                   Treasury Stock          Treasury Stock
                                 Shares      Amount       Shares      Amount         Total
                                 ------      ------       ------      ------         -----
Balance at December 31, 1996    (663,180)  $(6,638,284)  (172,300)  $(2,740,137)  $  95,225,516

Net income for the six months
 June 30, 1997                                                                         160,777

Common stock dividends ($.04
 per share)                                                                           (312,807)

Preferred stock dividends                                                             (700,000)

Income tax benefits relating to
 stock award                                                                           393,000

Issuance of Class A Common
 Stock:
  Stock award                                                                        1,200,000
  Directors stock plan                                                                   9,645
  Non-qualified stock plan                                                             231,900

Issuance of Class B Common
 Stock:
  401(k) plan                                                                          216,819

Purchase of treasury stock -
 Class A Common                  (58,700)   (1,119,775)                             (1,119,775)
                                ---------------------------------------------------------------
Balance at June 30, 1997        (721,880)  $(7,758,059)  (172,300)  $(2,740,137)  $  95,305,075
                                ===============================================================

See notes to condensed consolidated financial statements.


                                                            GRAY COMMUNICATIONS SYSTEMS, INC.
                                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)


                                                                          Six Months Ended
                                                                             June 30,
                                                              ---------------------------------------
                                                                    1997                 1996
                                                              -----------------    ------------------
   OPERATING ACTIVITIES
   Net income                                                 $       160,777      $     1,801,695
   Items which did not use (provide) cash:
        Depreciation                                                3,646,840            1,648,014
        Amortization of intangible assets                           3,113,404            1,252,710
        Amortization of deferred loan costs                           542,139                  -0-
        Amortization of program broadcast rights                    1,619,198            1,279,357
        Amortization of original issue discount on 8%
          subordinated note                                              -0-               144,444
        Amortization of deferred interest rate swap
          settlement liability                                       (191,055)                 -0-
        Payments for program broadcast rights                      (1,830,304)          (1,309,364)
       Compensation paid in Class A Common Stock                         -0-               120,000
       Supplemental employee benefits                                (117,749)            (203,708)
       Class A common stock contributed to 401(k) Plan                   -0-               139,640
       Class B common stock contributed to 401(k) Plan                216,819                  -0-
       Deferred income taxes                                        2,200,000              676,059
       (Gain) on disposal of assets                                    (5,314)             (17,968)
       Changes in operating assets and liabilities:
           Receivables, inventories and other current assets       (1,203,550)           1,143,052
           Accounts payable and other current liabilities          (2,691,321)             126,622
                                                              ---------------      -----------------

                    NET CASH PROVIDED BY OPERATING ACTIVITIES       5,459,884            6,800,553

   INVESTING ACTIVITIES
       Acquisition of television business                                -0-           (34,330,365)
       Acquisition of satellite uplink business                    (4,074,031)                  -0-
       Purchases of property and equipment                         (6,757,526)          (1,317,345)
       Deferred acquisition costs                                    (485,303)          (1,797,772)
       Proceeds from asset sales                                        5,314              113,297
       Other                                                         (472,359)            (157,538)
                                                              ---------------      -----------------
         NET CASH USED IN INVESTING ACTIVITIES                    (11,783,905)         (37,489,723)



                                                            GRAY COMMUNICATIONS SYSTEMS, INC.
                                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)(continued)


                                                                            Six Months Ended
                                                                                June 30,
                                                                 ---------------------------------------
                                                                        1997                 1996
                                                                 ------------------   ------------------
         FINANCING ACTIVITIES
             Dividends paid to common stockholders                      (312,807)            (178,398)
             Dividends paid to preferred stockholders                   (400,000)                 -0-
             Class A Common Stock transactions                           241,545              402,749
             Proceeds from settlement of interest rate swap                  -0-              215,000
             Purchase of treasury stock - Class A Common              (1,119,775)                 -0-
             Proceeds from borrowings of long-term debt               13,500,000           36,725,000
             Payments on long-term debt                               (6,113,020)          (5,748,076)
                                                                 ---------------      ---------------

                                            NET CASH PROVIDED BY
                                            FINANCING ACTIVITIES       5,795,943           31,416,275
                                                                 ---------------      ---------------
         INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                                                        (528,078)             727,105
             Cash and cash equivalents at beginning of period          1,051,044              559,991
                                                                 ---------------      ---------------
                           CASH AND EQUIVALENTS AT END OF PERIOD
                                                                 $       522,966      $     1,287,096
                                                                 ================     ================

See notes to condensed consolidated financial statements.

                        GRAY COMMUNICATIONS SYSTEMS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


NOTE A--BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of Gray Communications Systems, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be adopted by December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of primary and fully diluted earnings per share for the second quarter and six month period ended June 30, 1997 and 1996 would not be material.

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

1996 Acquisitions

         On September 30, 1996, the Company purchased from First American Media, Inc. substantially all of the assets used in the operation of two CBS-affiliated television stations, WCTV-TV ("WCTV") serving Tallahassee, Florida/Thomasville, Georgia and WKXT-TV ("WKXT") in Knoxville, Tennessee, as well as those assets used in the operation of a satellite uplink and production services business and a communications and paging business (the "First American Acquisition"). Subsequent to the First American Acquisition, the Company rebranded WKXT with the call letters WVLT ("WVLT") as a component of its strategy to promote the station's upgraded news product. The purchase price of approximately $183.9 million consisted of $175.5 million cash, $1.8 million in acquisition-related costs, and the assumption of approximately $6.6 million of liabilities. Based on the preliminary allocation of the purchase price, the excess of the purchase price over the fair value of net tangible assets acquired was approximately $159.8 million. The Company's Board of Directors has agreed to pay Bull Run Corporation ("Bull Run"), a principal stockholder of the Company, a fee equal to $1.7 million for services performed in connection with the First American Acquisition. At June 30, 1997, $1.1 million of this fee remains payable and is included in accounts payable.

         The First American Acquisition and the early retirement of the Company's existing bank credit facility and other senior indebtedness, were funded as follows: net proceeds of $66.1 million from the sale of 3.5 million shares of the Company's Class B Common Stock; net proceeds of $155.2 million from the sale of $160.0 million principal amount of the Company's 10 5/8% Senior Subordinated Notes due 2006; $16.9 million of borrowings under a senior credit facility (the "Senior Credit Facility"); and $10.0 million net proceeds from the sale of 1,000 shares of the Company's Series B Preferred Stock with warrants to purchase 500,000 shares of the Company's Class A Common Stock at $24 per share. The shares of Series B Preferred Stock were issued to Bull Run and to

                        GRAY COMMUNICATIONS SYSTEMS, INC.
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)


NOTE B--BUSINESS ACQUISITIONS (continued)

1996 Acquisitions (continued)

J. Mack Robinson, Chairman of the Board of Bull Run and President and Chief Executive Officer of the Company, and certain of his affiliates. The Company obtained an opinion from an investment banker as to the fairness of the terms of the sale of such Series B Preferred Stock with warrants.

         In connection with the First American Acquisition, the Federal Communications Commission (the "FCC") ordered the Company to divest itself of WALB-TV ("WALB") in Albany, Georgia and WJHG-TV ("WJHG") in Panama City, Florida by March 31, 1997 to comply with regulations governing common ownership of television stations with overlapping service areas. The FCC is currently reexamining these regulations, and if it revises them in accordance with the interim policy it has adopted, divestiture of WJHG would not be required. The FCC is not expected to complete its rulemaking on this subject until later in 1997. Accordingly, the Company requested and in July of 1997 received an extension of the divestiture deadline with regard to WJHG conditioned upon the outcome of the rulemaking proceedings. Also in July of 1997, the Company obtained FCC approval to transfer control of WALB to a trust with a view towards the trustee effecting i) a swap of WALB's assets for assets of one or more television stations of comparable value and with comparable broadcast cash flow in a transaction qualifying for deferred capital gains treatment under the "like-kind exchange" provision of Section 1031 of the Internal Revenue Code of 1986, or ii) a sale of such assets. Under the trust arrangement, the Company relinquished operating control of the station to a trustee while retaining the economic risks and benefits of ownership. If the trustee is required to effect a sale of WALB, the Company would incur a significant gain and related tax liability, the payment of which could have an adverse effect on the Company's ability to acquire comparable assets without incurring additional indebtedness. The FCC has allowed up to six months for the trustee to file an application seeking the agency's approval of a swap or sale. The approval process is expected to take between two and six months.


         Condensed unaudited balance sheets of WALB and WJHG are as follows (in thousands):

                                                    WALB                               WJHG
                                     ----------------------------------------------------------------------
                                         June 30,       December 31,        June 30,       December 31,
                                           1997             1996              1997             1996
                                     ----------------------------------------------------------------------
                                                                  (Unaudited)
Current assets                           $    2,076       $    2,058        $  1,024        $   1,079
Property and equipment                        1,444            1,579             908              981
Other assets                                     68              100               4               55
                                     ======================================================================
   Total assets                         $     3,588       $    3,737        $  1,936         $  2,115
                                     ======================================================================

Current liabilities                     $     1,855       $    1,189       $     489        $     497
Other liabilities                               209              242             -0-              -0-
Stockholder's equity                          1,524            2,306           1,447            1,618
                                     ----------------------------------------------------------------------
   Total liabilities and
     stockholder's equity                  $  3,588       $    3,737        $  1,936         $  2,115

                                     ======================================================================

                        GRAY COMMUNICATIONS SYSTEMS, INC.
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)


NOTE B--BUSINESS ACQUISITIONS (continued)

1996 Acquisitions (continued)

         Condensed unaudited income statement data for the three months and six months ended June 30, 1997 and 1996 for WALB is as follows (in thousands):

                                             Three Months Ended                  Six Months Ended
                                     ----------------------------------------------------------------------
                                                  June 30,                           June 30,
                                           1997             1996              1997             1996
                                     ----------------------------------------------------------------------
                                                                  (Unaudited)
Broadcasting revenues                    $    2,584       $    2,759      $    4,931       $    5,098
Expenses                                      1,162            1,199           2,255            2,440
                                     ----------------------------------------------------------------------
Operating income                              1,422            1,560           2,676            2,658
Other income                                    -0-               -0-            -0-                9
                                     ----------------------------------------------------------------------
Income before income taxes              $     1,422       $    1,560      $    2,676       $    2,667
                                     ======================================================================

Net income                             $        883      $       968      $    1,660       $    1,654
                                     ======================================================================

         Condensed unaudited income statement data for the three months and six months ended June 30, 1997 and 1996 for WJHG is as follows (in thousands):

                                             Three Months Ended                  Six Months Ended
                                     ----------------------------------------------------------------------
                                                  June 30,                           June 30,
                                           1997             1996              1997             1996
                                     ----------------------------------------------------------------------
                                                                  (Unaudited)
Broadcasting revenues                    $    1,338       $    1,310        $  2,441       $    2,409
Expenses                                        934              984           1,840            1,933
                                     ----------------------------------------------------------------------
Operating income                                404              326             601              476
Other income                                    -0-               -0-            -0-               16
                                     ----------------------------------------------------------------------
Income before income taxes             $        404      $       326       $     601       $      492
                                     ======================================================================

Net income                             $        250      $       202       $     372       $      305
                                     ======================================================================

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

         Funds for the Augusta Acquisition were obtained from the modification of the Company's existing bank debt on January 4, 1996 (the "Bank Loan") to a variable rate reducing revolving credit facility (the "Old Credit Facility") and the sale to Bull Run of an 8% subordinated note due January 3, 2005 in the principal amount of $10.0 million (the "8% Note"). In connection with the sale of the 8% Note, the Company also issued warrants to Bull Run to purchase 487,500 shares of Class A Common Stock at $17.88 per share, 337,500 shares of which were vested at June 30, 1997. The remainder vests in four annual installments of 37,500 shares each. Approximately $2.6 million of the $10.0 million of proceeds from the 8% Note was allocated to the warrants and increased Class A Common Stock. The Old Credit Facility provided for a credit line up to $54.2 million. This transaction also required a modification of the interest rate of the Company's $25.0 million senior secured note with an institutional investor

                        GRAY COMMUNICATIONS SYSTEMS, INC.
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)


NOTE B--BUSINESS ACQUISITIONS (continued)

1996 Acquisitions (continued)

 (the "Senior Note") from 10.08% to 10.7%.

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

         The Company sold the assets of KTVE Inc. (the "KTVE Sale"), its NBC-affiliated television station, in Monroe, Louisiana/El Dorado, Arkansas to GOCOM Television of Ouachita, L.P. on August 20, 1996. Unaudited pro forma operating data for the six months ended June 30, 1996, are presented below and assumes that the Augusta Acquisition, the First American Acquisition, and the KTVE Sale occurred on January 1, 1996. This unaudited pro forma operating data does not purport to represent the Company's actual results of operations had the Augusta Acquisition, the First American Acquisition, and the KTVE Sale occurred on January 1, 1996, and should not serve as a forecast of the Company's operating results for any future periods. The pro forma
adjustments are based solely upon certain   assumptions   that  management
believes  are  reasonable  under  the circumstances at this time.

         Unaudited pro forma operating data for the three months and six months ended June 30, 1996 are as follows (in thousands, except per common share data):

                                                            Three Months Ended June 30, 1996
                                         ------------------------------------------------------------------------
                                                         KTVE      First American      Pro forma       Adjusted
                                            Gray         Sale       Acquisition       Adjustments      Pro forma
                                        -------------------------------------------------------------------------
                                                                      (Unaudited)
Revenues, net                              $  18,487   $   (1,237)   $     7,543   $         -0-         $ 24,793
                                        =========================================================================

Net earnings (loss)                        $   1,490   $     (163)   $     2,447   $     (3,217)         $    557
                                        =========================================================================

Earnings per share available to
 common stockholders:
     Primary                              $     0.32                                                     $   0.03
                                        =============                                              ==============
     Fully diluted                        $     0.31                                                     $   0.03
                                        =============                                              ==============

                        GRAY COMMUNICATIONS SYSTEMS, INC.
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)


NOTE B--BUSINESS ACQUISITIONS (continued)

1996 Acquisitions (continued)

                                                             Six Months Ended June 30, 1996
                                         -----------------------------------------------------------------------
                                                                       First
                                                         KTVE         American       Pro forma       Adjusted
                                            Gray         Sale        Acquisition    Adjustments      Pro forma
                                        ------------------------------------------------------------------------
                                                                      (Unaudited)
Revenues, net                              $  35,514   $   (2,303)    $  14,089    $        -0-       $ 47,300
                                        ========================================================================

Net earnings (loss)                        $   1,802   $      224     $   4,173    $     (6,738)      $   (539)
                                        ========================================================================

Earnings (loss) per share available to
 common stockholders:
       Primary                             $ 0.39                                                     $  (0.16)
                                        =============                                              =============
       Fully diluted                       $ 0.38                                                     $  (0.16)
                                        =============                                              =============

         The pro forma results  presented  above include  adjustments to reflect
(i) the incurrence of interest expense to fund the 1996 Acquisitions, (ii) depreciation and amortization of assets acquired, (iii) the elimination of the corporate expense allocation net of additional accounting and administrative expenses for the First American Acquisition, (iv) increased pension expense for the First American Acquisition, and (v) the income tax effect of such pro forma adjustments. Average outstanding shares used to calculate pro forma earnings per share data for 1996 include the 3.5 million Class B Common shares issued in connection with the First American Acquisition.

Recent and Pending Acquisitions

        On April 24, 1997, the Company acquired GulfLink Communications, Inc. of Baton Rouge, Louisiana. The operations include nine transportable satellite uplink trucks. The purchase price of approximately $5.1 million included a cash payment and assumed liabilities but excluded expenses associated with the transaction. The Company funded the costs of this acquisition through its Senior Credit Facility. In connection with the purchase of the assets of GulfLink Communications, Inc., the Company will pay Bull Run a fee equal to 1% of the purchase price for services performed, of which $58,000 was due and included in accounts payable at June 30, 1997.

        On August 1, 1997, the Company purchased the assets of WITN-TV ("WITN"). The purchase price was approximately $40.7 million, excluding assumed liabilities of approximately $500,000. The Company funded the costs of this acquisition through its Senior Credit Facility. WITN operates on Channel 7 and is the NBC affiliate in the Greenville-Washington-New Bern, North Carolina market. In connection with the purchase of the assets of WITN, the Company will pay Bull Run a fee equal to 1% of the purchase price for services performed, of which $300,000 was due and included in accounts payable at June 30, 1997.

NOTE C--STOCKHOLDERS' EQUITY

         During 1996 a portion of the funds for the Augusta Acquisition were obtained from the 8% Note, which included the issuance of detachable warrants to Bull Run to purchase 487,500 shares of Class A Common Stock at $17.88 per share, 337,500 shares of which are currently vested, with the remainder vesting in four annual installments of 37,500 shares each. Approximately $2.6 million of the $10.0 million of proceeds from the 8% Note was allocated to the warrants and increased Class A Common Stock. This allocation of the proceeds was based on an estimate of the relative fair values of the 8% Note and the warrants on the date of issuance. The Company amortized the original issue discount on a ratable basis in accordance with the original terms of the 8% Note through September 30, 1996. During the three and six months ended June 30, 1996, the Company recognized approximately $72,000 and $144,000, respectively in amortization costs for the $2.6 million original issue discount.

                        GRAY COMMUNICATIONS SYSTEMS, INC.
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)


NOTE C--STOCKHOLDERS' EQUITY (continued)

In September 1996, the Company exchanged the 8% Note with Bull Run for 1,000 shares of Series A Preferred Stock yielding 8%. The warrants issued with the 8% Note will vest in accordance with their original schedule provided the Series A Preferred Stock remains outstanding.

         As part of the financing for the First American Acquisition, the Company also issued 1,000 shares of Series B Preferred Stock, with warrants to purchase an aggregate of 500,000 shares of Class A Common Stock at an exercise price of $24.00 per share. Of these warrants 300,000 vested upon issuance, with the remaining warrants vesting in five equal annual installments commencing on the first anniversary of the date of issuance. The shares of Series B Preferred Stock were issued to Bull Run and to J. Mack Robinson, Chairman of the Board of Bull Run and President and Chief Executive Officer of the Company, and certain of his affiliates. The Company has obtained a written opinion from an investment banking firm as to the fairness of the terms of the sale of such Series B Preferred Stock and warrants.

         On September 24, 1996, the Company issued 3.5 million shares of its Class B Common Stock at a price of $20.50 per share in a public offering. The net proceeds from this issuance of Class B Common Stock were used in the financing of the First American Acquisition.

         During the three months ended June 30, 1997, the Company purchased 58,700 shares of Class A Common stock at an average cost of $19.08 per share. The Company placed these shares in treasury.

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

         In September 1996, the Company entered into a $125.0 million senior credit facility (the "Senior Credit Facility") with KeyBank National Association, NationsBank, N.A. (South), CIBC, Inc., CoreStates Bank, N.A., and the Bank of New York. At June 30, 1997, the Company had approximately $20.2 million outstanding on the Senior Credit Facility and the interest rate was based on a spread over LIBOR of 2.00% and/or Prime.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations of Gray Communications Systems, Inc.

Introduction

         The following analysis of the financial condition and results of operations of Gray Communications Systems, Inc. (the "Company") should be read in conjunction with the Company's unaudited Condensed Consolidated Financial Statements and notes thereto included elsewhere herein.

         The Company derives its revenues from its television broadcasting, publishing and paging operations. On August 1, 1997 the Company purchased substantially all of the assets of WITN-TV, the NBC affiliate in the Greenville-Washington-New Bern, North Carolina market. On April 24, 1997, the Company purchased GulfLink Communications, Inc. (the "GulfLink Acquisition"), which is in the transportable satellite uplink business, a business in which the Company is already engaged. In September 1996, the Company acquired substantially all of the assets of WKXT-TV, WCTV-TV, a satellite production and services business and a communications and paging business (the "First American Acquisition"). Subsequent to the First American Acquisition, the Company rebranded WKXT-TV with the call letters WVLT ("WVLT") as a component of its strategy to promote the station's upgraded news product. On January 4, 1996, the Company purchased substantially all of the assets of WRDW-TV (the "Augusta Acquisition"). The First American Acquisition and the Augusta Acquisition are collectively referred to as the "1996 Broadcasting Acquisitions." As a result of these acquisitions, the proportion of the Company's revenues derived from television broadcasting has increased significantly. The Company anticipates that the proportion of the Company's revenues derived from television broadcasting will increase further as a result of the acquisition of WITN-TV and GulfLink Communications, Inc. As a result of the higher operating margins associated with the Company's television broadcasting operations, the profit contribution of these operations as a percentage of revenues, has exceeded, and is expected to continue to exceed, the profit contributions of the Company's publishing and paging operations. Set forth below, for the periods indicated, is certain information concerning the relative contributions of the Company's television broadcasting, publishing and paging operations.

                                                                    Three Months Ended June 30,
                                    ---------------------------------------------------------------------------------------
                                                      1997                                          1996
                                    -----------------------------------------     -----------------------------------------
                                                               Percent of                                    Percent of
                                          Amount                  Total                 Amount                  Total
                                    --------------------     ----------------     --------------------     ----------------
                                                                      (dollars in thousands)
TELEVISION BROADCASTING
Revenues                                 $  17,783                69.7%               $   12,802                69.2%
Operating income (1)                         5,520                80.2                     4,630                84.2

PUBLISHING
Revenues                                 $   6,082                23.9%               $    5,685                30.8%
Operating income (1)                         1,035                15.0                       871                15.8

PAGING
Revenues                                 $   1,634                 6.4%               $      -0-                 -0-%
Operating income (1)                           324                 4.8                       -0-                 -0-

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Results of Operations of Gray Communications Systems, Inc. (continued)

Introduction (continued)

                                                                 Six Months Ended June 30,
                                    ---------------------------------------------------------------------------------------
                                                      1997                                          1996
                                    -----------------------------------------     -----------------------------------------
                                                               Percent of                                    Percent of
                                          Amount                  Total                 Amount                  Total
                                    --------------------     ----------------     --------------------     ----------------
                                                                     (dollars in thousands)
Television Broadcasting
Revenues                                 $  33,768                70.0%                $  24,252                68.3%
Operating income (1)                         9,281                78.3                     7,757                85.9

Publishing
Revenues                                 $  11,306                23.4%                $  11,262                31.7%
Operating income (1)                         1,922                16.2                     1,273                14.1

Paging
Revenues                                 $   3,185                 6.6%             $        -0-                 -0-%
Operating income (1)                           657                 5.5                       -0-                 -0-


(1) Represents income before miscellaneous income (expense), allocation of corporate overhead, interest expense and income taxes.

         The operating revenues of the Company's television stations are derived primarily from broadcast advertising revenues and, to a much lesser extent, from compensation paid by the networks to the stations for broadcasting network programming. The operating revenues of the Company's publishing operations are derived from retail advertising, circulation and classified revenue. Paging revenue is derived primarily from the leasing and sale of pagers.

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

         Most broadcast advertising contracts are short-term, and generally run only for a few weeks. Approximately 55.5% of the gross revenues of the Company's television stations for the three months and six months ended June 30, 1997, respectively, were generated from local advertising, which is sold primarily by a station's sales staff directly to local accounts, and the remainder represented primarily national advertising, which is sold by a station's national advertising sales representative. The stations generally pay commissions to advertising agencies on local, regional and national advertising. The stations also pay commissions to the national sales representative on national advertising.

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


Results of Operations of Gray Communications Systems, Inc. (continued)

Introduction (continued)

numbered election years due to spending by political candidates, which spending typically is heaviest during the fourth quarter.

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

Media Cash Flow

         The  following  table  sets  forth  certain   operating  data  for  the
broadcast, publishing and paging operations for the three months and six months ended June 30, 1997 and 1996:

                                                   Three Months Ended                     Six Months Ended
                                                        June 30,                               June 30,
                                           ------------------------------------ --------------------------------------
                                                1997                1996               1997                 1996
                                           ---------------     ---------------     --------------      ---------------
                                                                           (in thousands)
Operating income                            $   6,124               $ 4,633            $ 10,460           $    7,311
Add:
   Amortization of program license rights         822                   633               1,619               1,279
   Depreciation and amortization                3,488                 1,506               6,760               2,901
   Corporate overhead                             741                   795               1,374               1,571
   Non-cash compensation and
     contributions to the Company's
     401-(k) plan, paid in common stock
                                                   95                   119                 210                 251
Less:
   Payments for program license
     liabilities                                 (892)                 (648)             (1,830)             (1,309)
                                            ---------              --------           ---------           ---------
Media Cash Flow (1)                         $  10,378              $  7,038           $  18,593           $  12,004
                                            =========              ========           =========           =========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations of Gray Communications Systems, Inc. (continued)

Media Cash Flow (continued)

(1) Of Media Cash Flow for the three months ended June 30, 1997 and 1996, $8.2 million and $5.7 million, respectively, was attributable to the Company's broadcasting operations; $1.5 million and $1.3 million, respectively, was attributable to the Company's publishing operations; and $694,000 and $-0-, respectively, was attributable to the Company's paging operations. Of Media Cash Flow for the six months ended June 30, 1997 and 1996, $14.4 million and $9.9 million, respectively, was attributable to the Company's broadcasting operations; $2.8 million and $2.1 million, respectively, was attributable to the Company's publishing operations; and $1.4 million and $-0-, respectively was attributable to the Company's paging operations.

         "Media Cash Flow" is defined as operating income, plus depreciation and amortization (including amortization of program license rights), non-cash compensation and corporate overhead, less payments for program license liabilities. The Company has included Media Cash Flow data because such data are commonly used as a measure of performance for media companies and are also used by investors to measure a company's ability to service debt. Media Cash Flow is not, and should not be used as, an indicator or alternative to operating income, net income or cash flow as reflected in the Company's unaudited Condensed Consolidated Financial Statements, and is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

         Since 1994, the Company has completed several broadcasting and publishing acquisitions and a broadcasting disposition. The financial results of the Company reflect significant increases between the three month and six month periods ended June 30, 1997 and 1996 in substantially all line items. The principal reason for these increases was the completion by the Company of the First American Acquisition on September 30, 1996. The purchase price for the First American Acquisition was approximately $183.9 million, of which, $175.5 million was cash, $1.8 million was in the form of acquisition-related costs, and approximately $6.6 million resulted from assumed liabilities. The Company sold the assets of KTVE Inc. (the "KTVE Sale"), its NBC-affiliated television station, in Monroe, Louisiana/El Dorado, Arkansas on August 20, 1996. The sales price included $9.5 million in cash plus the amount of the accounts receivable on the date of closing (approximately $829,000).

Cash flow provided by (used in) operating, investing and financing activities

         The following table sets forth certain cash flow data for the Company for the six months ended June 30, 1997 and 1996.

                                                  Six Months Ended June 30,
                                          --------------------------------------
                                                 1997                  1996
                                          ----------------      ----------------
                                                      (in thousands)
Cash flows provided by (used in)
  Operating activities                     $     5,460          $      6,801
  Investing activities                         (11,784)              (37,490)
  Financing activities                           5,796                31,416

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations of Gray Communications Systems, Inc. (continued)

Broadcasting, Publishing and Paging Revenues

         Set forth below are the principal types of broadcasting, publishing and paging revenues earned by the Company's broadcasting, publishing and paging operations for the periods indicated and the percentage contribution of each to the Company's total revenues:

                                                                    Three Months Ended June 30,
                                     ---------------------------------------------------------------------------------------
                                                      1997                                          1996
                                    -----------------------------------------     -----------------------------------------
                                                               Percent of                                    Percent of
                                          Amount                  Total                 Amount                  Total
                                    --------------------     ----------------     --------------------     ----------------
                                                                       (dollars in thousands)
Broadcasting
Net revenues:
    Local                                $   9,804                 38.5%                 $  7,070                 38.2%
    National                                 5,466                 21.4                     3,879                 21.0
    Network compensation                     1,148                  4.5                       894                  4.8
    Political                                  106                  0.4                       573                  3.1
    Production and other                     1,259                  4.9                       386                  2.1
                                         ----------              ------                ----------              -------
                                          $ 17,783                 69.7%                 $ 12,802                 69.2%
                                          ========                =====                  ========               ======

Publishing
Net revenues:
    Retail advertising                     $  2,895                11.4%                $   2,692                 14.6%
    Classified                                1,850                 7.3                     1,554                  8.4
    Circulation                               1,227                 4.8                     1,074                  5.8
    Other                                       110                 0.4                       365                  2.0
                                         -----------            -------                ----------             --------
                                          $   6,082                23.9%                $   5,685                 30.8%
                                          =========             ========               ==========             ========

Paging
Net revenues:
    Paging lease and service              $   1,664                 6.5%              $       -0-                  -0-%
    Other                                       (30)              ( 0.1)                      -0-                  -0-
                                         -----------            --------              ------------           ---------
                                          $   1,634                 6.4%              $       -0-                  -0-%
                                          ==========            ========             ============             =========

                                           $ 25,499                100.0%                $ 18,487                100.0%
                                           ========                =====                 ========                =====

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations of Gray Communications Systems, Inc. (continued)

Broadcasting, Publishing and Paging Revenues (continued)

                                                                      Six Months Ended June 30,
                                    ---------------------------------------------------------------------------------------
                                                      1997                                          1996
                                    -----------------------------------------     -----------------------------------------
                                                               Percent of                                    Percent of
                                          Amount                  Total                 Amount                  Total
                                    --------------------     ----------------     --------------------     ----------------
                                                                       (dollars in thousands)
Broadcasting
Net revenues:
    Local                               $   18,916                 39.2%               $  13,745                  38.7%
    National                                10,231                 21.2                    6,968                  19.6
    Network compensation                     2,281                  4.7                    1,761                   5.0
    Political                                  153                  0.3                      786                   2.2
    Production and other                     2,187                  4.6                      992                   2.8
                                         ---------               ------                ---------                 -----
                                         $  33,768                 70.0%               $  24,252                  68.3%
                                         =========                =====                =========                ======

Publishing
Net revenues:
    Retail advertising                    $   5,384                11.1%                $   5,300                 14.9%
    Classified                                3,467                 7.2                     3,036                  8.5
    Circulation                               2,217                 4.6                     2,189                  6.2
    Other                                       238                 0.5                       737                  2.1
                                         -----------            -------                -----------             -------
                                           $ 11,306               23.4%                  $ 11,262                 31.7%
                                           ========              ======                  ========              =======

Paging
Net revenues:
    Paging lease and service              $   3,260                 6.8%              $       -0-                  -0-%
    Other                                       (75)               (0.2)                      -0-                  -0-
                                         ------------           --------               -----------              --------
                                          $   3,185                 6.6%              $       -0-                  -0-%
                                          =========              =======               ===========              =======

                                           $ 48,259                100.0%                $ 35,514                100.0%
                                           ========                =====                 ========                ======

Three Months Ended June 30, 1997 compared to Three Months Ended June 30, 1996

         Revenues. Total revenues for the three months ended June 30, 1997 increased $7.0 million, or 37.9%, over the same period of the prior year, from $18.5 million to $25.5 million. This increase was attributable to the net effect of (i) increased revenues resulting from the First American Acquisition and the GulfLink Acquisition, (ii) increased publishing revenues, (iii) decreased broadcasting revenues (excluding the First American Acquisition and the GulfLink Acquisition) and (iv) decreased revenues resulting from the KTVE Sale. The First American Acquisition and the GulfLink Acquisition accounted for $7.7 million and $350,000, respectively, of the revenue increase.

         Broadcast net revenues increased $5.0 million, or 38.9%, over the same period of the prior year, from $12.8 million to $17.8 million. The First American Acquisition and the GulfLink Acquisition accounted for $6.0 million and $350,000, respectively, of the broadcast net revenue increase. On a pro forma basis, assuming the First American Acquisition had been effective on January 1, 1996, broadcast net revenues for the First American Acquisition for the three months ended June 30, 1997 decreased $120,000, or 1.9%, when compared to the same period of the prior year from $6.1 million to $6.0 million. The KTVE Sale resulted in a decrease in broadcast net revenues of $1.2 million. Broadcast net revenues, excluding the First American Acquisition, the GulfLink Acquisition and the operating results of KTVE, decreased $150,000, or 1.3%, when compared to the prior year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Three Months Ended June 30, 1997 compared to Three Months Ended June 30, 1996 (continued)

This decrease was due primarily to decreased political advertising spending of $500,000 partially offset by increases in local advertising and other revenue of $200,000 and $140,000, respectively.

         Publishing revenues increased $400,000, or 7.0%, over the same period of the prior year, from $5.7 million to $6.1 million. The increase in revenues was due primarily to an increase in retail, classified and circulation revenue of $200,000, 300,000 and $150,000, respectively, offset by a decrease in other revenue of $250,000.

         Paging revenue increased $1.6 million due to the First American Acquisition. On a pro forma basis, assuming the First American Acquisition had been effective on January 1, 1996, paging revenue for the three months ended June 30, 1997 increased $230,000, or 16.3%, over the same period of the prior year from $1.4 million to $1.6 million. The increase was attributable primarily to an increase in the number of pagers in service. The Company had approximately 57,000 pagers and 44,000 pagers in service at June 30, 1997 and 1996, respectively.

         Operating expenses. Operating expenses for the three months ended June 30, 1997 increased $5.5 million, or 39.8%, over the same period of the prior year, from $13.9 million to $19.4 million, due primarily to the First American Acquisition and the GulfLink Acquisition, partially offset by the KTVE Sale. The First American Acquisition and the GulfLink Acquisition accounted for $4.1 million and $300,000 (exclusive of depreciation and amortization), respectively, of the operating expense increase.

         Broadcast expenses increased $2.5 million, or 35.1%, over the three months ended June 30, 1996, from $7.1 million to $9.6 million. The increase was attributable primarily to the First American Acquisition and GulfLink Acquisition partially offset by the KTVE Sale. On a pro forma basis, assuming the First American Acquisition had been effective on January 1, 1996, broadcast expenses for the First American Acquisition for the three months ended June 30, 1997 increased $300,000, or 9.1%, over the three months ended June 30, 1996 from $2.9 million to $3.2 million. The KTVE Sale resulted in a decrease in broadcast expenses of $900,000. Broadcast expenses, excluding the results of the First American Acquisition, the GulfLink Acquisition and the KTVE Sale, decreased $100,000, or 1.6%.

         Publishing expenses for the three months ended June 30, 1997 increased $200,000, or 4.8%, from the same period of the prior year, from $4.4 million to $4.6 million. This increase resulted primarily from an increase in expenses associated with an expansion of the news product at one of the Company's properties partially offset by a decrease in work force related costs and
improved newsprint pricing. Average newsprint  costs  decreased   approximately
9.8%  while  newsprint  consumption increased approximately 16.4%.

         Paging expenses increased $950,000 due to the First American Acquisition. On a pro forma basis, assuming the First American Acquisition had been effective on January 1, 1996, paging expenses for the three months ended June 30, 1997 remained relatively constant at approximately $950,000.

         Corporate and administrative expenses for the three months ended June 30, 1997 decreased $55,000, or 6.9%, over the same period of the prior year, from $795,000 to $740,000. This decrease was attributable primarily to a reduction of compensation expense at the corporate level.

         Depreciation of property and equipment and amortization of intangible assets was $3.5 million for the three months ended June 30, 1997, as compared to $1.5 million for the same period of the prior year, an increase of $2.0 million, or 131.6%. This increase was primarily the result of higher depreciation and amortization costs related to the First American Acquisition and the GulfLink Acquisition.

         Interest expense. Interest expense increased $2.9 million, or 129.3%, from $2.2 million for the three months ended June 30, 1996 to $5.1 million for the three months ended June 30, 1997. This increase was

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Three Months Ended June 30, 1997 compared to Three Months Ended June 30, 1996 (continued)

attributable primarily to increased levels of debt resulting from the financing of the First American Acquisition and the GulfLink Acquisition.

         Net income. Net income available to common stockholders of the Company was $272,000 for the three months ended June 30, 1997, as compared with net income of $1.5 million for the same period of the prior year, a decrease of $1.2 million.

Six Months Ended June 30, 1997 compared to Six Months Ended June 30, 1996

         Revenues. Total revenues for the six months ended June 30, 1997 increased $12.7 million, or 35.9%, over the same period of the prior year, from $35.5 million to $48.3 million. This increase was attributable to the net effect of (i) increased revenues resulting from the First American Acquisition and the GulfLink Acquisition, (ii) increased publishing revenues, (iii) increased broadcasting revenues (excluding the First American Acquisition and the GulfLink Acquisition) and (iv) decreased revenues resulting from the KTVE Sale. The First American Acquisition and the GulfLink Acquisition accounted for $14.5 million and $350,000, respectively, of the revenue increase.

         Broadcast net revenues increased $9.5 million, or 39.2%, over the same period of the prior year, from $24.3 million to $33.8 million. The First American Acquisition and the GulfLink Acquisition accounted for $11.3 million and $350,000, respectively, of the broadcast net revenue increase. On a pro forma basis, assuming the First American Acquisition had been effective on January 1, 1996, broadcast net revenues for the First American Acquisition for the six months ended June 30, 1997 and 1996 remained constant at $11.3 million. The KTVE Sale resulted in an decrease in broadcast net revenues of $2.3 million. Broadcast net revenues, excluding the First American Acquisition, the GulfLink Acquisition and the operating results of KTVE, remained level due primarily to increased local and national advertising revenue of $500,000 and $350,000, respectively, partially offset by decreases in political advertising spending of $650,000.

         Publishing revenues as compared to the same period of the prior year, remained constant at $11.3 million. While total publishing revenue did not change, retail and classified revenue increased $100,000 and 400,000, respectively, offset by a decrease in other revenue of $500,000.

         Paging revenue increased $3.2 million due to the First American Acquisition. On a pro forma basis, assuming the First American Acquisition had been effective on January 1, 1996, paging revenue for the six months ended June 30, 1997 increased $450,000, or 16.1%, over the same period of the prior year from $2.7 million to $3.2 million. The increase was attributable primarily to an increase in the number of pagers in service. The Company had approximately 57,000 pagers and 44,000 pagers in service at June 30, 1997 and 1996, respectively.

         Operating expenses. Operating expenses for the six months ended June 30, 1997 increased $9.6 million, or 34.0%, over the same period of the prior year, from $28.2 million to $37.8 million, due primarily to the First American Acquisition and the GulfLink Acquisition, partially offset by the KTVE Sale. The First American Acquisition and the GulfLink Acquisition accounted for $8.3 million and $300,000 (exclusive of depreciation and amortization), respectively, of the operating expense increase.

         Broadcast expenses increased $4.9 million, or 33.9%, over the six months ended June 30, 1996, from $14.4 million to $19.3 million. The increase was attributable primarily to the First American Acquisition and GulfLink Acquisition partially offset by the KTVE Sale. On a pro forma basis, assuming the First American Acquisition had been effective on January 1, 1996, broadcast expenses for the First American Acquisition for the six months ended June 30, 1997 increased $600,000, or 10.1%, over the six months ended June 30, 1996 from $5.9 million to $6.5 million. The KTVE Sale resulted in a decrease in broadcast expenses of $1.7 million. Broadcast expenses, excluding the results of the First American Acquisition, the GulfLink Acquisition and the KTVE Sale, decreased $200,000, or 1.3%.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Six Months Ended June 30, 1997 compared to Six Months Ended June 30, 1996 (continued)

         Publishing expenses for the six months ended June 30, 1997 decreased $700,000, or 7.2%, from the same period of the prior year, from $9.2 million to $8.5 million. This decrease resulted primarily from a decrease in work force related costs, improved newsprint pricing, and restructuring of the advertising publications partially offset by expenses associated with an expansion of the news product at one of the Company's properties. Average newsprint costs decreased approximately 16.8% while newsprint consumption increased approximately 6.0%.

         Paging expenses increased $1.8 million due to the First American Acquisition. On a pro forma basis, assuming the First American Acquisition had been effective on January 1, 1996, paging expenses for the six months ended June 30, 1997 remained relatively constant at approximately $1.8 million.

         Corporate and administrative expenses for the six months ended June 30, 1997 decreased $200,000, or 12.5%, over the same period of the prior year, from $1.6 million to $1.4 million. This decrease was attributable primarily to a reduction of compensation expense at the corporate level.

         Depreciation of property and equipment and amortization of intangible assets was $6.8 million for the six months ended June 30, 1997, as compared to $2.9 million for the same period of the prior year, an increase of $3.9 million, or 133.0%. This increase was primarily the result of higher depreciation and amortization costs related to the First American Acquisition and the GulfLink Acquisition.

         Interest expense. Interest expense increased $5.7 million, or 126.3%, from $4.4 million for the six months ended June 30, 1996 to $10.1 million for the six months ended June 30, 1997. This increase was attributable primarily to increased levels of debt resulting from the financing of the First American Acquisition and the GulfLink Acquisition.

         Net income (loss). Net loss available to common stockholders of the Company was $539,000 for the six months ended June 30, 1997, as compared with a net income of $1.8 million for the same period of the prior year, a decrease of $2.3 million.

Liquidity and Capital Resources

         The Company's working capital (deficiency) was $4.7 million and ($342,000) at June 30, 1997 and December 31, 1996, respectively. The Company's cash provided from operations was $5.5 million and $6.8 million for the six months ended June 30, 1997 and 1996, respectively. Management believes that current cash balances, cash flows from operations and the available funds under its Senior Credit Facility will be adequate to provide for the Company's capital expenditures, debt service, cash dividends and working capital requirements for the forseeable future. The Senior Credit Facility contains certain restrictive provisions, which, among other things, limit capital expenditures and additional indebtedness and require minimum levels of cash flows. Additionally, the effective interest rate of the Senior Credit Facility can be changed based upon the Company's maintenance of certain operating ratios as defined in the Senior Credit Facility, not to exceed the lender's prime rate plus 1.0% or LIBOR plus 3.25%. The Senior Credit Facility contains restrictive provisions similar to the provisions of the Company's 10 5/8% Senior Subordinated Notes due 2006. The amount borrowed by the Company and the amount available to the Company under the Senior Credit Facility at June 30, 1997 was $20.2 million and $101.1 million, respectively.

         The Company's cash used in investing activities was $11.8 million and $37.5 million for the six months ended June 30, 1997 and 1996, respectively. The decreased usage of $25.7 million from 1996 to 1997 was primarily due to the Augusta Acquisition in 1996 partially offset by the GulfLink Acquisition and increased capital expenditures in 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Liquidity and Capital Resources (continued)

         The Company's cash provided by financing activities was $5.8 million and $31.4 million for the six months ended June 30, 1997 and 1996, respectively. The decrease in cash provided resulted primarily from the funding obtained for the Augusta Acquisition in 1996 partially offset by the borrowings for the
GulfLink Acquisition, purchase of treasury stock and increased capital expenditures in 1997. During the three months ended June 30, 1997, the Company purchased 58,700 shares of Class A Common stock at an average cost of $19.08 per share. The Company placed these shares in treasury.
 .
         The Company regularly enters into program contracts for the right to broadcast television programs produced by others and program commitments for the right to broadcast programs in the future. Such programming commitments are generally made to replace expiring or canceled program rights. Payments under such contracts are made in cash or the concession of advertising spots for the program provider to resell, or a combination of both. During the six months ended June 30, 1997, the Company paid $1.8 million for such program broadcast rights.

         In connection with the First American Acquisition, the Federal Communications Commission (the "FCC") ordered the Company to divest itself of WALB-TV ("WALB") in Albany, Georgia and WJHG-TV ("WJHG") in Panama City, Florida by March 31, 1997 to comply with regulations governing common ownership of television stations with overlapping service areas. The FCC is currently reexamining these regulations, and if it revises them in accordance with the interim policy it has adopted, divestiture of WJHG would not be required. The FCC is not expected to complete its rulemaking on this subject until later in 1997. Accordingly, the Company requested and in July of 1997 received an extension of the divestiture deadline with regard to WJHG conditioned upon the outcome of the rulemaking proceedings. Also in July of 1997, the Company obtained FCC approval to transfer control of WALB to a trust with a view towards the trustee effecting i) a swap of WALB's assets for assets of one or more television stations of comparable value and with comparable broadcast cash flow in a transaction qualifying for deferred capital gains treatment under the "like-kind exchange" provision of Section 1031 of the Internal Revenue Code of 1986, or ii) a sale of such assets. Under the trust arrangement, the Company relinquished operating control of the station to a trustee while retaining the economic risks and benefits of ownership. If the trustee is required to effect a sale of WALB, the Company would incur a significant gain and related tax liability, the payment of which could have an adverse effect on the Company's ability to acquire comparable assets without incurring additional indebtedness. The FCC has allowed up to six months for the trustee to file an application seeking the agency's approval of a swap or sale. The approval process is expected to take between two and six months.

         The Company and its subsidiaries file a consolidated federal income tax return and such state or local tax returns as are required. As of June 30, 1997, the Company anticipates that it will generate taxable operating losses for the foreseeable future.

         Management does not believe that inflation in past years has had a significant impact on the Company's results of operations nor is inflation expected to have a significant effect upon the Company's business in the near future.

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be adopted by December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of primary and fully diluted earnings per share for the second quarter and six month period ended June 30, 1997 and 1996 would not be material.

PART II.          OTHER INFORMATION

Item 4.           Submission of Matters to a Vote of Security Holders

The following matters were voted upon at the 1997 Annual Meeting of Stockholders of Gray Communications Systems, Inc. on May 1, 1997, and votes were cast as indicated:

(1)       Election of Directors:

                             Nominee               For        Withheld Authority
         -----------------------------------------------------------------------
                   Richard L. Boger            42,048,198           15,320
                   Hilton H. Howell, Jr.       42,048,198           15,320
                   William E. Mayher, III      42,032,748           30,770
                   Howell W. Newton            42,048,198           15,320
                   Hugh Norton                 42,046,698           16,820
                   Robert S. Prather, Jr.      42,048,198           15,320
                   J. Mack Robinson            42,045,698           17,820


(2) Approval of the appointment of Ernst & Young, LLP as the independent auditors of the Company and its subsidiaries for the year ending December 31, 1997.

                          For                Against                    Abstain
         -----------------------------------------------------------------------
                      42,046,193             15,210                       2,115

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


                                  GRAY COMMUNICATIONS SYSTEMS, INC.
                                              (Registrant)




Date: August 11, 1997             By: /s/ William A. Fielder, III
      ---------------                 ------------------------------------------
                                   William A. Fielder, III, Vice President & CFO (Chief Financial Officer)