Form 10-Q
period 1997-09-30
GRAY COMMUNICATIONS SYSTEMS INC /GA/
filed 1997-11-14
CIK 43196

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark one)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 1997.

                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
 For the transition period from _________ to _________ .

 Commission File Number 1-13796

                        Gray Communications Systems, Inc.
    ------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Georgia                                58-0285030
------------------------------------          -------------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.


    Class A Common Stock, (No Par Value)                   Class B Common Stock, (No Par Value)
----------------------------------------------          --------------------------------------------
   4,524,445 shares as of November 7, 1997                3,345,970 shares as of November 7, 1997

INDEX

                                      GRAY COMMUNICATIONS SYSTEMS, INC.

PART I.           FINANCIAL INFORMATION
Item 1.           Financial Statements

                  Condensed consolidated balance sheets (unaudited) - September 30,1997 and December 31, 1996

                  Condensed consolidated statements of operations (unaudited)
                  Three months ended September 30,1997 and 1996; Nine months ended September 30,1997 and 1996

                  Condensed consolidated statement of stockholders' equity
                  (unaudited) Nine months ended September 30,1997

                  Condensed consolidated statements of cash flows (unaudited)
                  Nine months ended September 30,1997 and 1996

                  Notes to condensed consolidated financial statements (unaudited) -
                  September 30,1997

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II.          OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K

                                SIGNATURES

PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements


                        GRAY COMMUNICATIONS SYSTEMS, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)





                                                                          September 30,          December 31,
                                                                              1997                   1996
                                                                      ---------------------- ----------------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                              $        1,762,155     $        1,051,044
  Trade accounts receivable, less allowance
    for doubtful accounts of $1,148,000 and
    $1,450,000, respectively                                                     17,222,489             17,373,839
  Recoverable income taxes                                                        4,588,979              1,747,687
  Inventories                                                                       899,716                624,118
  Current portion of program broadcast rights                                     3,603,502              2,362,742
  Other current assets                                                           1,060,396                379,793
                                                                      ---------------------- ----------------------
    Total current assets                                                         29,137,237             23,539,223

PROPERTY AND EQUIPMENT                                                           63,339,138             53,993,742
  Less allowance for depreciation                                              (21,917,451)           (18,209,891)
                                                                      ---------------------- ----------------------
                                                                                 41,421,687             35,783,851
OTHER ASSETS
  Deferred acquisition costs (Note B)                                               219,652                    -0-
  Deferred loan costs (Note B)                                                    8,837,930              9,141,262
  Goodwill and other intangibles (Note B)                                       264,444,597            228,692,018
  Other                                                                           2,972,872              1,507,488
                                                                      ---------------------- ----------------------
                                                                                276,475,051            239,340,768
                                                                      ---------------------- ----------------------
                                                                             $  347,033,975         $  298,663,842
                                                                      ====================== ======================


                       GRAY COMMUNICATIONS SYSTEMS, INC.
          CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)(continued)





                                                                               September 30,          December 31,
                                                                                   1997                   1996
                                                                              --------------         -------------
CURRENT LIABILITIES
  Trade accounts payable (includes $1,000,000
    payable to Bull Run Corporation at September
    30, 1997 and December 31, 1996)                                              $3,416,991             $6,043,062
  Accrued expenses                                                                6,446,967              8,212,555
  Accrued interest                                                                8,819,389              4,858,775
  Current portion of program broadcast obligations                                3,933,177              2,862,434
  Deferred revenue                                                                1,810,567              1,764,509
  Current portion of long-term debt                                                 351,747                140,000
                                                                              --------------         -------------
     Total current liabilities                                                   24,778,838             23,881,335

LONG-TERM DEBT (Notes B and D)                                                  221,131,553            173,228,049


NON-CURRENT LIABILITIES                                                           8,134,784              6,328,942

STOCKHOLDERS' EQUITY (Notes B and D)
  Serial Preferred Stock, no par value; authorized 20,000,000 shares; issued 2,060 and 2,000 shares, ($20,600,000 and
    $20,000,000 aggregate liquidation value, respectively)                       20,600,000             20,000,000
  Class A Common Stock, no par value;
    authorized 15,000,000 shares; issued 5,307,716
    and 5,155,331 shares, respectively                                          10,296,033              7,994,235
  Class B Common Stock, no par value;
    authorized 15,000,000 shares; issued 3,515,364
    and 3,500,000 shares, respectively                                          66,360,082             66,065,762
  Retained earnings                                                              7,575,284             10,543,940
                                                                              --------------         -------------
                                                                               104,831,399            104,603,937
  Treasury stock at cost:
    Class A Common Stock, 787,571 and
     663,180 shares, respectively                                               (9,124,287)            (6,638,284)
    Class B Common Stock, 170,929 and
     172,300 shares, respectively                                               (2,718,312)            (2,740,137)
                                                                              --------------         -------------
                                                                                92,988,800             95,225,516
                                                                              --------------         -------------
                                                                              $347,033,975           $298,663,842
                                                                              ==============         =============



See notes to condensed consolidated financial statements.

                        GRAY COMMUNICATIONS SYSTEMS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)




                                                                        Three Months Ended                 Nine Months Ended
                                                                           September 30,                     September 30,
                                                                    ---------------------------       --------------------------
                                                                         1997          1996                1997         1996
                                                                    -------------  ------------       ------------- ------------
OPERATING REVENUES
       Broadcasting (net of agency commission)                       $ 17,969,694  $ 11,138,477        $ 51,737,548 $ 35,390,378
       Publishing                                                       6,278,540     5,560,098          17,585,142   16,821,890
       Paging                                                           1,736,158            -0-          4,921,143           -0-
                                                                    -------------  ------------       ------------- ------------
                                                                       25,984,392    16,698,575          74,243,833   52,212,268

EXPENSES
       Broadcasting                                                    10,869,586     6,962,763          30,168,978   21,380,963
       Publishing                                                       5,311,999     4,220,553          13,840,254   13,413,304
       Paging                                                             965,497            -0-          2,802,420           -0-
       Corporate and administrative                                       716,736       863,479           2,091,055    2,434,285
       Depreciation and amortization                                    3,849,777     1,511,081          10,610,021    4,411,805
       Non-cash compensation paid in
           common stock                                                        -0-      760,000                  -0-     880,000
                                                                    -------------  ------------       ------------- ------------
                                                                       21,713,595    14,317,876          59,512,728   42,520,357
                                                                    -------------  ------------       ------------- ------------
                                                                        4,270,797     2,380,699          14,731,105    9,691,911
Miscellaneous income (expense)-net                                         13,455     5,608,537             (26,378)   5,689,898
                                                                    -------------  ------------       ------------- ------------
                                                                        4,284,252     7,989,236          14,704,727   15,381,809
Interest expense                                                        5,728,331     2,212,700          15,785,529    6,657,578
                                                                    -------------  ------------       -------------   ----------
       INCOME (LOSS) BEFORE INCOME TAXES AND EXTRAORDINARY CHARGE      (1,444,079)    5,776,536          (1,080,802)   8,724,231
Income tax expense (benefit)                                             (281,500)    2,830,000             (79,000)   3,976,000
                                                                    -------------  ------------       ------------- ------------
                                      NET INCOME (LOSS) BEFORE
                                          EXTRAORDINARY CHARGE         (1,162,579)    2,946,536          (1,001,802)   4,748,231

Extraordinary Charge on Extinguishment
       of Debt (Note B)                                                        -0-    3,158,960                  -0-   3,158,960
                                                                    -------------  ------------       ------------- ------------
                                              NET INCOME (LOSS)        (1,162,579)     (212,424)         (1,001,802)   1,589,271
Preferred dividends                                                       350,690        26,849           1,050,690       26,849
                                                                    -------------  ------------       ------------- ------------
                                    NET INCOME (LOSS) AVAILABLE
                                         TO COMMON STOCKHOLDERS      $ (1,513,269)   $ (239,273)       $ (2,052,492) $ 1,562,422
                                                                    =============  ============       ============= ============

AVERAGE OUTSTANDING COMMON SHARES
       Primary                                                          7,836,688     4,734,574           7,872,466    4,772,212
       Fully diluted                                                    7,836,688     4,734,574           7,872,466    4,796,449

PRIMARY EARNINGS (LOSS) PER SHARE
       Income (loss) before extraordinary charge
           available to common stockholders                             $ (0.19)       $ 0.62             $ (0.26)      $ 0.99
       Extraordinary charge                                               -0-           (0.67)              -0-          (0.66)
                                                                    -------------  ------------       ------------- ------------
       Net income (loss) available to common
           stockholders                                                 $ (0.19)      $ (0.05)            $ (0.26)      $ 0.33
                                                                    =============  ============       ============= ============

FULLY DILUTED EARNINGS (LOSS) PER SHARE
       Income (loss) before extraordinary charge
           available to common stockholders                             $ (0.19)       $ 0.62             $ (0.26)      $ 0.99
       Extraordinary charge                                               -0-           (0.67)              -0-          (0.66)
                                                                    -------------  ------------       ------------- ------------
       Net income (loss) available to common
           stockholders                                                 $ (0.19)      $ (0.05)            $ (0.26)      $ 0.33
                                                                    =============  ============       ============= ============


See notes to condensed consolidated financial statements.

                        GRAY COMMUNICATIONS SYSTEMS, INC.
      CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (unaudited)




                                           Preferred                     Class A                           Class B
                                             Stock                    Common Stock                      Common Stock
                                   --------------------------------------------------------- ------------------------------------
                                    Shares       Amounts         Shares         Amounts          Shares            Amounts
                                   --------- ------------------------------ ---------------- ---------------- ----------------------
Balance at December 31, 1996          2,000      $ 20,000,000    5,155,331      $ 7,994,235        3,500,000        $ 66,065,762

Net income (loss) for the
  nine months ended
  September 30, 1997

Common stock dividend ($.06
  per share)

Preferred stock dividends

Income tax benefits relating
  to stock award                                                                    775,000

Issuance of Class A Common
  Stock:
   Stock award                                                     122,034        1,200,000
   Directors stock plan                                                501            9,645
   Non-qualified stock plan                                         29,850          317,153

Issuance of Class B Common
  Stock:
   401(k) plan                                                                                        15,364             282,384

Series B Preferred
  Stock dividend                         60           600,000

Purchase of treasury stock -
  Class A Common

Issuance of treasury stock:
  401 (k) plan                                                                                                            11,936
  Non-qualified stock plan
                                   --------------------------------------------------------- ---------------------------------------

Balance at September 30, 1997         2,060      $ 20,600,000    5,307,716     $ 10,296,033        3,515,364        $ 66,360,082
                                   ========================================================= =======================================



                                                               Class A                        Class B
                                      Retained             Treasury Stock                 Treasury Stock
                                                    ------------------------------ ------------------------------
                                      Earnings         Shares         Amounts        Shares         Amounts             Total
                                     -------------- ------------------------------ ------------ ----------------- ----------------
Balance at December 31, 1996          $ 10,543,940       (663,180)   $ (6,638,284)    (172,300)     $ (2,740,137)    $ 95,225,516

Net income (loss) for the
  nine months ended
  September 30, 1997                    (1,001,802)                                                                    (1,001,802)

Common stock dividend ($.06
  per share)                              (470,608)                                                                      (470,608)

Preferred stock dividends               (1,050,690)                                                                    (1,050,690)

Income tax benefits relating
  to stock award                                                                                                          775,000

Issuance of Class A Common
  Stock:
   Stock award                                                                                                          1,200,000
   Directors stock plan                                                                                                     9,645
   Non-qualified stock plan                                                                                               317,153

Issuance of Class B Common
  Stock:
   401(k) plan                                                                                                            282,384

Series B Preferred
  Stock dividend                                                                                                          600,000

Purchase of treasury stock -
  Class A Common                                         (172,900)     (3,455,476)                                     (3,455,476)

Issuance of treasury stock:
  401 (k) plan                                                                           1,371            21,825           33,761
  Non-qualified stock plan                (445,556)        48,509         969,473                                         523,917
                                     -------------- ------------------------------ ------------------------------ ----------------

Balance at September 30, 1997          $ 7,575,284       (787,571)   $ (9,124,287)    (170,929)     $ (2,718,312)    $ 92,988,800
                                     ============== ============================== ============================== ================



See notes to condensed consolidated financial statements.

                        GRAY COMMUNICATIONS SYSTEMS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)




                                                                                     Nine Months Ended
                                                                                        September 30,
                                                                              ------------------------------------
                                                                                  1997                   1996
                                                                              ---------------       --------------
OPERATING ACTIVITIES
Net Income (loss)                                                              $ (1,001,802)           $ 1,589,271
Items which did not use (provide) cash:
  Depreciation                                                                    5,776,756              2,463,335
  Amortization of intangible assets                                               4,833,265              1,948,470
  Amortization of deferred loan costs                                               813,340                     -0-
  Amortization of program broadcast rights                                        2,510,305              1,924,653
  Amortization of original issue discount on 8%
   subordinated note                                                                     -0-               216,667
  Amortization of deferred interest rate swap
   settlement liability                                                            (191,055)                   -0-
  Write-off of loan acquisition costs from
   early extinguishment of debt                                                          -0-             1,818,840
  Gain on disposition of television station                                              -0-            (5,673,193)
  Payments for program broadcast rights                                          (2,897,498)            (1,988,435)
  Compensation paid in Class A Common Stock                                              -0-               880,000
  Supplemental employee benefits                                                   (146,910)              (282,675)
  Class A common stock contributed to 401(k) Plan                                        -0-               207,492
  Class B common stock contributed to 401(k) Plan                                   316,145                     -0-
  Deferred income taxes                                                           1,681,000               (460,501)
  Loss on disposal of assets                                                         14,766                191,338
  Changes in operating assets and liabilities:
   Receivables, inventories and other current assets                             (1,728,005)               552,015
   Accounts payable and other current liabilities                                   619,133             (1,399,350)
                                                                              ---------------       --------------

                            NET CASH PROVIDED BY OPERATING ACTIVITIES            10,599,440              1,987,927

INVESTING ACTIVITIES
  Acquisition of television businesses                                          (41,130,557)          (210,727,757)
  Disposition of television business                                                     -0-             9,482,568
  Acquisition of satellite uplink business                                       (4,127,530)                    -0-
  Purchases of property and equipment                                            (7,600,897)            (1,627,576)
  Deferred acquisition costs                                                       (219,652)                    -0-
  Payments on purchase liabilities                                                 (322,693)              (206,112)
  Proceeds from asset sales                                                           7,814                116,222
  Other                                                                            (328,233)               (55,641)
                                                                              ---------------       --------------

                                NET CASH USED IN INVESTING ACTIVITIES           (53,721,748)          (203,018,296)



                        GRAY COMMUNICATIONS SYSTEMS, INC.
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)(continued)





                                                                                        Nine Months Ended
                                                                                          September 30,
                                                                                ----------------------------------
                                                                                   1997                   1996
                                                                                -------------       --------------
FINANCING ACTIVITIES
  Dividends paid to common stockholders                                            (470,608)             (267,782)
  Dividends paid to preferred stockholders                                         (600,000)                   -0-
  Class A Common Stock transactions                                               1,101,798               464,749
  Purchase of Class A Common Treasury Stock                                      (3,455,476)                   -0-
  Sale of Class A Common Treasury Stock                                             523,917                    -0-
  Proceeds from equity offering -
   Class B Common Stock, net of expenses                                                 -0-           66,572,996
  Proceeds from issuance of Series B preferred stock                                     -0-           10,000,000
  Proceeds from settlement of interest rate swap                                         -0-              215,000
  Proceeds from borrowings of long-term debt                                     56,950,000           232,678,310
  Payments on long-term debt                                                     (9,706,204)         (100,285,486)
  Loan acquisition costs                                                           (510,008)           (3,334,479)
                                                                                -------------       --------------

     NET CASH PROVIDED BY
     FINANCING ACTIVITIES                                                        43,833,419           206,043,308
                                                                                -------------       --------------


INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                                       711,111             5,012,939
  Cash and cash equivalents at beginning of period                                1,051,044               559,991
                                                                                -------------       --------------
     CASH AND EQUIVALENTS AT END OF PERIOD                                      $ 1,762,155           $ 5,572,930
                                                                                =============       ==============


See notes to condensed consolidated financial statements.

                        GRAY COMMUNICATIONS SYSTEMS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)





NOTE A--BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of Gray Communications Systems, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30,1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be adopted by December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of primary and fully diluted earnings per share for the third quarter and nine month period ended September 30, 1997 and 1996 would not be material.

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

Recent Acquisitions

         On August 1, 1997, the Company purchased the assets of WITN-TV ("WITN"). The purchase price of approximately $41.4 million consisted of $41.1 million cash, $500,000 in acquisition related costs, and approximately $400,000 in liabilities which were assumed by the Company. Based on the preliminary allocation of the purchase price, the excess of the purchase price over the fair value of net tangible assets acquired was approximately $37.2 million. The Company funded the costs of this acquisition through its Senior Credit facility (the "Senior Credit Facility"). WITN operates on Channel 7 and is the NBC affiliate in the Greenville-Washington-New Bern, North Carolina market. In connection with the purchase of the assets of WITN, the Company will pay
Bull Run Corporation ("Bull Run"), a principal stockholder of the Company, a fee equal to 1% of the purchase price for services performed, of which $400,000 was due and included in accounts payable at September 30, 1997.

         On April 24, 1997, the Company acquired GulfLink Communications, Inc. ("GulfLink") of Baton Rouge, Louisiana. The operations include nine transportable satellite uplink trucks. The purchase price of approximately $5.1 million included a cash payment and assumed liabilities but excluded expenses associated with the transaction. Based on the preliminary allocation of the purchase price, the excess of the purchase price over the fair value of net tangible assets acquired was approximately $3.5 million. The Company funded the costs of this acquisition through its Senior Credit Facility. In connection with the purchase of the assets of GulfLink, the Company will pay Bull Run a fee equal to 1% of the purchase price for services performed, of which $50,000 was due and included in accounts payable at September 30, 1997.

                        GRAY COMMUNICATIONS SYSTEMS, INC.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

NOTE B--BUSINESS ACQUISITIONS (continued)

1996 Acquisitions

         On September 30, 1996, the Company purchased from First American Media, Inc. substantially all of the assets used in the operation of two CBS-affiliated television stations, WCTV-TV ("WCTV") serving Tallahassee, Florida/Thomasville, Georgia and WKXT-TV ("WKXT") in Knoxville, Tennessee, as well as those assets used in the operation of a satellite uplink and production services business and a communications and paging business (the "First American Acquisition"). Subsequent to the First American Acquisition, the Company rebranded WKXT with the call letters WVLT ("WVLT") as a component of its strategy to promote the station's upgraded news product. The purchase price of approximately $183.9 million consisted of $175.5 million in cash, $1.8 million in acquisition-related costs, and the assumption of approximately $6.6 million of liabilities. Based on the allocation of the purchase price, the excess of the purchase price over the fair value of net tangible assets acquired was approximately $159.8 million. The Company's Board of Directors has agreed to pay Bull Run a fee equal to $1.7 million for services performed in connection with the First American Acquisition. At September 30,1997, $550,000 of this fee remains payable and is included in accounts payable.

         The First American Acquisition and the early retirement of the Company's existing bank credit facility and other senior indebtedness, were funded as follows: net proceeds of $66.1 million from the sale of 3.5 million shares of the Company's Class B Common Stock; net proceeds of $155.2 million from the sale of $160.0 million principal amount of the Company's 10 5/8% Senior Subordinated Notes due 2006; $16.9 million of borrowings under the Senior Credit Facility and $10.0 million net proceeds from the sale of 1,000 shares of the Company's Series B Preferred Stock with warrants to purchase 500,000 shares of the Company's Class A Common Stock at $24 per share. The shares of Series B Preferred Stock were issued to Bull Run and to J. Mack Robinson, Chairman of the Board of Bull Run and President and Chief Executive Officer of the Company, and certain of his affiliates. The Company obtained an opinion from an investment banker as to the fairness of the terms of the sale of such Series B Preferred Stock with warrants.

         In connection with the First American Acquisition, the Federal Communications Commission (the "FCC") ordered the Company to apply for FCC approval to divest itself of WALB-TV ("WALB") in Albany, Georgia and WJHG-TV ("WJHG") in Panama City, Florida by March 31, 1997 to comply with regulations governing common ownership of television stations with overlapping service areas. The FCC is currently reexamining these regulations, and if it revises them in accordance with the interim policy it has adopted, divestiture of WJHG would not be required. Accordingly, the Company requested and in July of 1997 received an extension of the divestiture deadline with regard to WJHG conditioned upon the outcome of the rulemaking proceedings. It can not be determined when the FCC will complete its rulemaking on this subject. Also in July of 1997, the Company obtained FCC approval to transfer control of WALB to a trust with a view towards the trustee effecting i) a swap of WALB's assets for assets of one or more television stations of comparable value and with comparable broadcast cash flow in a transaction qualifying for deferred capital gains treatment under the "like-kind exchange" provision of Section 1031 of the Internal Revenue Code of 1986, or ii) a sale of such assets. Under the trust arrangement, the Company relinquished operating control of the station to a trustee while retaining the economic risks and benefits of ownership. If the trustee is required to effect a sale of WALB, the Company would incur a significant gain and related tax liability, the payment of which could have an adverse effect on the Company's ability to acquire comparable assets without incurring additional indebtedness. The FCC has allowed up to six months for the trustee to file an application seeking the agency's approval of a swap or sale. The approval process is expected to take between two and six months.

                        GRAY COMMUNICATIONS SYSTEMS, INC.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)


NOTE B--BUSINESS ACQUISITIONS (continued)

1996 Acquisitions (continued)

         Condensed unaudited balance sheets of WALB and WJHG are as follows (in thousands):



                                                         WALB                                   WJHG
                                          -----------------------------------   -------------------------------------
                                            September 30,     December 31,        September 30,      December 31,
                                                1997              1996                1997               1996
                                          -----------------------------------   -------------------------------------
                                                     (Unaudited)                            (Unaudited)
Current assets                                $    2,284        $    2,058          $  1,030         $   1,079
Property and equipment                             1,397             1,579               834               981
Other assets                                         250               100               138                55
                                          ===================================   =====================================
   Total assets                              $     3,931        $    3,737          $  2,002          $  2,115
                                          ===================================   =====================================

Current liabilities                          $     2,495        $    1,189         $     718         $     497
Other liabilities                                    238               242               -0-               -0-
Stockholder's equity                               1,198             2,306             1,384             1,618
                                          -----------------------------------   -------------------------------------
   Total liabilities and stockholder's
     equity                                  $     3,931        $    3,737          $  2,102          $  2,115
                                          ===================================   =====================================


         Condensed unaudited income statement data for the three months and nine months ended September 30,1997 and 1996 for WALB are as follows (in thousands):



                                                   Three Months Ended                     Nine Months Ended
                                            ---------------------------------    ------------------------------------
                                                     September 30,                          September 30,
                                                  1997             1996                1997              1996
                                            ---------------------------------    ------------------------------------
                                                      (Unaudited)                            (Unaudited)
Broadcasting revenues                           $    2,512        $    2,541       $    7,443        $    7,639
Expenses                                             1,204             1,248            3,459             3,688
                                            ---------------------------------    ------------------------------------
Operating income                                     1,308             1,293            3,984             3,951
Other income (expense)                                  (3)               -0-              (3)                9
                                            ---------------------------------    ------------------------------------
Income before income taxes                     $     1,305        $    1,293       $    3,981        $    3,960
                                            =================================    ====================================

Net income                                    $        809       $       802       $    2,469        $    2,456
                                            =================================    ====================================


         Condensed unaudited income statement data for the three months and nine months ended September 30,1997 and 1996 for WJHG are as follows (in thousands):



                                                   Three Months Ended                     Nine Months Ended
                                            ---------------------------------    ------------------------------------
                                                     September 30,                          September 30,
                                                  1997             1996                1997              1996
                                            ---------------------------------    ------------------------------------
                                                      (Unaudited)                            (Unaudited)
Broadcasting revenues                           $    1,236        $    1,362       $    3,677        $    3,771
Expenses                                               943               996            2,783             2,929
                                            ---------------------------------    ------------------------------------
Operating income                                       293               366              894               842
Other income                                           -0-                -0-             -0-                16
                                            ---------------------------------    ------------------------------------
Income before income taxes                    $        293       $       366      $       894       $       858
                                            =================================    ====================================

Net income                                    $        181       $       227      $       553       $       532
                                            =================================    ====================================

                        GRAY COMMUNICATIONS SYSTEMS, INC.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)


NOTE B--BUSINESS ACQUISITIONS (continued)

1996 Acquisitions (continued)

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

         Funds for the Augusta Acquisition were obtained from the modification of the Company's existing bank debt on January 4, 1996 (the "Bank Loan") to a variable rate reducing revolving credit facility (the "Old Credit Facility") and the sale to Bull Run of an 8% subordinated note due January 3, 2005 in the principal amount of $10.0 million (the "8% Note"). In connection with the sale of the 8% Note, the Company also issued warrants to Bull Run to purchase 487,500 shares of Class A Common Stock at $17.88 per share, 337,500 shares of which were vested at September 30,1997. The remainder vests in four annual installments of 37,500 shares each. Approximately $2.6 million of the $10.0 million of proceeds from the 8% Note was allocated to the warrants and increased Class A Common Stock. The Old Credit Facility provided for a credit line up to $54.2 million. This transaction also required a modification of the interest rate of the Company's $25.0 million senior secured note with an institutional investor (the "Senior Note") from 10.08% to 10.7%.

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

         The Company sold the assets of KTVE Inc. (the "KTVE Sale"), its NBC-affiliated television station, in Monroe, Louisiana/El Dorado, Arkansas to GOCOM Television of Ouachita, L.P. on August 20, 1996. Unaudited pro forma operating data for the three and nine months ended September 30, 1997 and 1996, are presented below and assumes that the Augusta Acquisition, the First American Acquisition, the WITN Acquisition, the GulfLink Acquisition and the KTVE Sale occurred on January 1, 1996. This unaudited pro forma operating data does not purport to represent the Company's actual results of operations had the Augusta Acquisition, the First American Acquisition, the WITN Acquisition, the GulfLink Acquisition and the KTVE Sale occurred on January 1, 1996, and should not serve as a forecast of the Company's operating results for any future periods. The pro forma adjustments are based solely upon certain assumptions that management believes are reasonable under the circumstances at this time.

                        GRAY COMMUNICATIONS SYSTEMS, INC.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)


NOTE B--BUSINESS ACQUISITIONS (continued)

1997 Unaudited Pro Forma Operating Data

         Unaudited pro forma operating data for the three months and nine months ended September 30,1997 are as follows (in thousands, except per common share data):


                                             Three Months Ended September 30, 1997
                                       --------------------------------------------------
                                                                Pro forma     Adjusted
                                         Gray       WITN       Adjustments    Pro forma
                                      ---------------------------------------------------
Revenues, net                         $  25,984  $     646   $        -0-      $ 26,630
                                      ===================================================

Net income (loss)                     $  (1,163) $    (784)  $        356      $ (1,591)
                                      ===================================================

Earnings (loss) per share available to common stockholders:
     Primary                          $   (0.19)                               $ (0.25)
                                      ===========                            ============
     Fully diluted                    $   (0.19)                               $ (0.25)
                                      ===========                            ============




                                                   Nine Months Ended September 30, 1997
                                       --------------------------------------------------------------

                                                                            Pro forma     Adjusted
                                         Gray     GulfLink      WITN       Adjustments    Pro forma
                                      ---------------------------------------------------------------
Revenues, net                         $  74,244   $  1,000   $    4,551  $         -0-     $ 79,795
                                      ===============================================================

Net income (loss)                     $  (1,002) $       74  $     146    $      (1,219)   $ (2,001)
                                      ===============================================================

Earnings (loss) per share available
   to common stockholders:
     Primary                          $   (0.26)                                           $ (0.39)
                                      ===========                                        ============
     Fully diluted                    $   (0.26)                                           $ (0.39)
                                      ===========                                        ============

         The pro forma results presented above include adjustments to reflect
(i) the incurrence of interest expense to fund the acquisitions of WITN and GulfLink, (ii) depreciation and amortization of assets acquired, (iii) the elimination of the corporate expense allocation for WITN and GulfLink and (iv) the income tax effect of such pro forma adjustments.

                        GRAY COMMUNICATIONS SYSTEMS, INC.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)


NOTE B--BUSINESS ACQUISITIONS (continued)

1996 Unaudited Pro Forma Operating Data

         Unaudited pro forma operating data for the three months and nine months ended September 30,1996 are as follows (in thousands, except per common share data):



                                                     Three Months Ended September 30,1996
                            ----------------------------------------------------------------------------------------
                                                      First
                                         KTVE       American                              Pro forma      Adjusted
                              Gray       Sale      Acquisition  GulfLink       WITN      Adjustments     Pro forma
                           -----------------------------------------------------------------------------------------
Revenues, net              $  16,699  $     (665) $     7,114  $     937   $     2,191  $        -0-    $ 26,276
                           =========================================================================================

Net income (loss) before
     extraordinary charge  $    2,947 $  (2,918)  $    (5,946) $     120   $      681   $       4,473   $    (643)
                           =========================================================================================

Earnings (loss) per share
    available to common
    stockholders before
    extraordiary
    charge:
     Primary               $     0.62                                                                    $   (0.12)
                           ===========                                                                 =============
     Fully diluted         $     0.62                                                                    $   (0.12)
                           ===========                                                                 =============



                                                      Nine Months Ended September 30,1996
                            ----------------------------------------------------------------------------------------
                                                      First
                                         KTVE       American                              Pro forma      Adjusted
                              Gray       Sale      Acquisition  GulfLink       WITN      Adjustments     Pro forma
                           -----------------------------------------------------------------------------------------
Revenues, net              $  52,212  $  (2,968)  $    21,203  $     2,230 $     6,069  $        -0-   $   78,746
                           =========================================================================================

Net income (loss) before
     extraordinary charge  $    4,748 $  (3,142)  $    (1,773) $       88  $     1,768  $     (3,515)  $   (1,826)
                           =========================================================================================

Earnings (loss) per share
  available to common
  stockholders before
  extraordiary
  charge:
     Primary               $     0.99                                                                     $     (0.36)
                           ===========                                                                 =============
     Fully diluted         $     0.99                                                                     $     (0.36)
                           ===========                                                                 =============


The pro forma results presented above include adjustments to reflect (i) the incurrence of interest expense to fund the 1996 Acquisitions and the acqisitions of WITN and GulfLink, (ii) depreciation and amortization of assets acquired,
(iii) the elimination of the corporate expense allocation net of additional accounting and administrative expenses for the First American Acquisition and the acquisition of WITN, (iv) increased pension expense for the First American Acquisition, and (v) the income tax effect of such pro forma adjustments. Average outstanding shares used to calculate pro forma earnings per share data for 1996 include the 3.5 million Class B Common shares issued in connection with the First American Acquisition.

NOTE C--STOCKHOLDERS' EQUITY

         During 1996 a portion of the funds for the Augusta Acquisition were obtained from the 8% Note, which included the issuance of detachable warrants to Bull Run to purchase 487,500 shares of Class A Common Stock at

                        GRAY COMMUNICATIONS SYSTEMS, INC.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)


NOTE C--STOCKHOLDERS' EQUITY (continued)

$17.88 per share, 337,500 shares of which are currently vested, with the remainder vesting in four annual installments of 37,500 shares each. Approximately $2.6 million of the $10.0 million of proceeds from the 8% Note was allocated to the warrants and increased Class A Common Stock. This allocation of the proceeds was based on an estimate of the relative fair values of the 8% Note and the warrants on the date of issuance. The Company amortized the original issue discount on a ratable basis in accordance with the original terms of the 8% Note through September 30, 1996. During the three and nine months ended September 30,1996, the Company recognized approximately $72,000 and $217,000, respectively in amortization costs for the $2.6 million original issue discount. In September 1996, the Company exchanged the 8% Note with Bull Run for 1,000 shares of Series A Preferred Stock yielding 8%. The warrants issued with the 8% Note will vest in accordance with their original schedule provided the Series A Preferred Stock remains outstanding.

         As part of the financing for the First American Acquisition, the Company also issued 1,000 shares of Series B Preferred Stock, with warrants to purchase an aggregate of 500,000 shares of Class A Common Stock at an exercise price of $24.00 per share. Of these warrants 300,000 vested upon issuance, with the remaining warrants vesting in five equal annual installments commencing on the first anniversary of the date of issuance. The shares of Series B Preferred Stock were issued to Bull Run and to J. Mack Robinson, Chairman of the Board of Bull Run and President and Chief Executive Officer of the Company, and certain of his affiliates. The Company obtained a written opinion from an investment banking firm as to the fairness of the terms of the sale of such Series B Preferred Stock and warrants.

         On September 24, 1996, the Company issued 3.5 million shares of its Class B Common Stock at a price of $20.50 per share in a public offering. The net proceeds from this issuance of Class B Common Stock were used in the financing of the First American Acquisition.

         During the three months ended September 30,1997, the Company purchased 114,200 shares of Class A Common stock at an average cost of $20.45 per share. During the nine months ended September 30,1997, the Company purchased 172,900 shares of Class A Common stock at an average cost of $19.99 per share. The Company placed these shares in treasury. During the three months ended September 30, 1997, the Company issued 48,509 shares of Class A Common stock and 1,371 shares of Class B Common stock from treasury to fulfill obligations under its employee benefit plan and long-term incentive plan.

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

         In September 1996, the Company entered into the $125.0 million Senior Credit Facility with KeyBank National Association, NationsBank, N.A.
(South), CIBC, Inc., CoreStates Bank, N.A., and the Bank of New York. The
Senior Credit Facility included scheduled reductions in the $125.0 million credit limit which commenced on March 31, 1997, interest rates based upon a spread over LIBOR and/or Prime, an unused commitment fee of 0.50% applied to available funds and a maturity date of June 30, 2003. Effective September 17, 1997, the Senior Credit Facility was modified to reinstate the original credit limit of $125.0 million which had been reduced by the scheduled reductions. The modification also reduced the interest rate spread over LIBOR and/or

                        GRAY COMMUNICATIONS SYSTEMS, INC.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)


NOTE D--LONG-TERM DEBT (continued)

Prime and reduced the fee applied to available funds from 0.50% to 0.375%. The modification also extended the maturity date from June 30, 2003 to June 30, 2004. The modification required a one-time fee of $250,000. At September 30,1997, the Company had approximately $60.1 million outstanding on the Senior Credit Facility and the interest rate was based on a spread over LIBOR of 1.75% and/or Prime.

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

         The Company derives its revenues from its television broadcasting, publishing and paging operations. On August 1, 1997 the Company purchased substantially all of the assets of WITN-TV ("WITN"), the NBC affiliate in the Greenville-Washington-New Bern, North Carolina market (the "WITN Acquisition"). On April 24, 1997, the Company purchased GulfLink Communications, Inc. (the "GulfLink Acquisition"), which is in the transportable satellite uplink business, a business in which the Company was already engaged. In
September 1996, the Company acquired substantially all of the assets of WKXT-TV, WCTV-TV, a satellite production and services business and a communications and paging business (the "First American Acquisition"). Subsequent to the First American Acquisition, the Company rebranded WKXT-TV with the call letters WVLT ("WVLT") as a component of its strategy to promote the station's upgraded news product. On January 4, 1996, the Company purchased substantially all of the assets of WRDW-TV (the
"Augusta Acquisition"). The First American Acquisition and the
Augusta Acquisition are collectively referred to as the "1996 Broadcasting Acquisitions." As a result of these acquisitions, the proportion of the Company's revenues derived from television broadcasting has increased significantly. The Company anticipates that the proportion of the Company's revenues derived from television broadcasting will increase further as a result of the acquisition of WITN and GulfLink Communications, Inc. As a result of the higher operating margins associated with the Company's television broadcasting operations, the profit contribution of these operations as a percentage of revenues, has exceeded, and is expected to continue to exceed, the profit contributions of the Company's publishing and paging operations. Set forth below, for the periods indicated, is certain information concerning the relative contributions of the Company's television broadcasting, publishing and paging operations.



                                                          Three Months Ended September 30,
                              ---------------------------------------------------------------------------------------
                                                1997                                          1996
                              -----------------------------------------     -----------------------------------------
                                    Amount             Percent of Total           Amount            Percent of Total
                              --------------------     ----------------     --------------------    -----------------
                                                                (dollars in thousands)
Television Broadcasting
Revenues                           $  17,970                69.2%                $  11,139                66.7%
Operating income (1)                   4,149                83.1                     3,154                78.5

Publishing
Revenues                           $   6,278                24.2%                $   5,560                33.3%
Operating income (1)                     460                 9.2                      863                 21.5

Paging
Revenues                           $   1,736                 6.6%                $     -0-                 -0-%
Operating income (1)                     385                 7.7                       -0-                 -0-

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Results of Operations of Gray Communications Systems, Inc. (continued)

Introduction (continued)



                                                         Nine Months Ended September 30,
                             ---------------------------------------------------------------------------------------
                                               1997                                         1996
                             -----------------------------------------    ------------------------------------------
                                   Amount            Percent of Total            Amount            Percent of Total
                             --------------------    -----------------    ---------------------    -----------------
                                                              (dollars in thousands)
Television Broadcasting
Revenues                          $  51,738                69.7%              $    35,390                67.8%
Operating income (1)                 13,430                79.7                    10,911                83.6

Publishing
Revenues                          $  17,585                23.7%              $    16,822                32.2%
Operating income (1)                  2,382                14.1                     2,136                16.4

Paging
Revenues                          $   4,921                 6.6%              $       -0-                 -0-%
Operating income (1)                  1,042                 6.2                       -0-                 -0-

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

         Most broadcast advertising contracts are short-term, and generally run only for a few weeks. Approximately 55.1% of the gross revenues of the Company's television stations for the three months and nine months ended September 30,1997, respectively, were generated from local advertising, which is sold primarily by a station's sales staff directly to local accounts, and the remainder represented primarily national advertising, which is sold by a station's national advertising sales representative. The stations generally pay commissions to advertising agencies on local, regional and national advertising. The stations also pay commissions to the national sales representative on national advertising.

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

         The Company's paging subscribers either own pagers, thereby paying solely for the use of the Company's paging services, or lease pagers, thereby paying a periodic charge for both the pagers and the paging services. Of the Company's pagers currently in service, approximately 75% are owned and maintained by subscribers with the remainder being leased. The terms of the lease contracts are month-to-month, three months, nine months or twelve months in duration. Paging revenues are generally equally distributed throughout the year.

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

Media Cash Flow

         The following table sets forth certain operating data for the broadcast, publishing and paging operations for the three months and nine months ended September 30,1997 and 1996:



                                                 Three Months Ended                     Nine Months Ended
                                                    September 30,                         September 30,
                                         ------------------------------------ --------------------------------------
                                              1997                1996               1997                1996
                                         ---------------     ---------------    ---------------      --------------
                                                                       (in thousands)
Operating income                          $   4,271               $ 2,381           $ 14,731            $   9,692
Add:
   Amortization of program license
     rights                                     891                   645              2,510                1,925
   Depreciation and amortization              3,850                 1,511             10,610                4,412
   Corporate overhead                           717                   864              2,091                2,434
   Non-cash compensation and
     contributions to the Company's
     401(k) plan, paid in common stock           94                   825                304                1,077
Less:
   Payments for program license
     liabilities                              (1,067)                (679)            (2,897)              (1,989)
                                         ------------          -----------         ----------          -----------
Media Cash Flow (1)                       $   8,756              $  5,547          $  27,349            $  17,551
                                         ============          ===========         ==========          ===========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Results of Operations of Gray Communications Systems, Inc. (continued)

Media Cash Flow (continued)

(1) Of Media Cash Flow for the three months ended September 30,1997 and 1996, $7.0 million and $4.2 million, respectively, was attributable to the Company's broadcasting operations; $984,000 and $1.4 million, respectively, was attributable to the Company's publishing operations; and $778,000 and $-0-, respectively, was attributable to the Company's paging operations. Of Media Cash Flow for the nine months ended September 30,1997 and 1996, $21.4 million and $14.1 million, respectively, was attributable to the Company's broadcasting operations; $3.8 million and $3.5 million, respectively, was attributable to the Company's publishing operations; and $2.1million and $-0-, respectively was attributable to the Company's paging operations.

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

         Since 1994, the Company has completed several broadcasting and publishing acquisitions and a broadcasting disposition. The financial results of the Company reflect significant increases between the three month and nine month periods ended September 30,1997 and 1996 in substantially all line items. The principal reason for these increases was the completion by the Company of the First American Acquisition on September 30, 1996. The purchase price for the First American Acquisition was approximately $183.9 million, of which, $175.5 million was cash, $1.8 million was in the form of acquisition-related costs, and approximately $6.6 million resulted from assumed liabilities. The Company sold the assets of KTVE Inc. (the "KTVE Sale"), its NBC-affiliated television station, in Monroe, Louisiana/El Dorado, Arkansas on August 20, 1996. The sales price included $9.5 million in cash plus the amount of the accounts receivable on the date of closing (approximately $829,000).

Cash flow provided by (used in) operating, investing and financing activities

         The following table sets forth certain cash flow data for the Company for the nine months ended September 30,1997 and 1996.



                                                                                        Nine Months Ended
                                                                                          September 30,
                                                                              --------------------------------------
                                                                                   1997                  1996
                                                                              ----------------     -----------------
                                                                                         (in thousands)
 Cash flows provided by (used in)
    Operating activities                                                      $    10,599           $     1,988
    Investing activities                                                          (53,721)             (203,018)
    Financing activities                                                           43,833               206,043

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Results of Operations of Gray Communications Systems, Inc. (continued)

Broadcasting, Publishing and Paging Revenues

         Set forth below are the principal types of broadcasting, publishing and paging revenues earned by the Company's broadcasting, publishing and paging operations for the periods indicated and the percentage contribution of each to the Company's total revenues:



                                                          Three Months Ended September 30,
                                   --------------------------------------------------------------------------------
                                                   1997                                       1996
                                   --------------------------------------     -------------------------------------
                                                           Percent of                                Percent of
                                        Amount               Total                Amount                Total
                                   -----------------    -----------------     ----------------     ----------------
                                                                (dollars in thousands)
Broadcasting
Net revenues:
    Local                            $  10,165                39.1%              $  5,906                 35.4%
    National                             5,156                19.8                  3,183                 19.1
    Network compensation                 1,362                 5.2                    770                  4.6
    Political                             (109)               (0.4)                   907                  5.4
    Production and other                 1,396                 5.4                    373                  2.2
                                   -----------------    -----------------     ----------------     ----------------
                                     $  17,970                69.1%              $ 11,139                 66.7%
                                   =================    =================     ================     ================

Publishing
Net revenues:
    Retail advertising               $   2,885                11.1%              $  2,604                 15.6%
    Classified                           1,967                 7.6                  1,601                  9.6
    Circulation                          1,306                 5.0                  1,034                  6.2
    Other                                  121                 0.5                    321                  1.9
                                   -----------------    -----------------     ----------------     ----------------
                                     $   6,279                24.2%              $  5,560                 33.3%
                                   =================    =================     ================     ================

Paging
Net revenues:
    Paging lease and service         $   1,743                 6.7%              $    -0-                  -0-%
    Other                                   (8)              ( 0.0)                   -0-                  -0-
                                   -----------------    -----------------     ----------------     ----------------
                                     $   1,735                 6.7%              $    -0-                  -0-%
                                   =================    =================     ================     ================

                                     $  25,984                100.0%             $ 16,699                100.0%
                                   =================    =================     ================     ================


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Results of Operations of Gray Communications Systems, Inc. (continued)

Broadcasting, Publishing and Paging Revenues (continued)



                                                           Nine Months Ended September 30,
                                   --------------------------------------------------------------------------------
                                                   1997                                       1996
                                   --------------------------------------     -------------------------------------
                                                           Percent of                                Percent of
                                        Amount               Total                Amount                Total
                                   -----------------    -----------------     ----------------     ----------------
                                                                (dollars in thousands)
Broadcasting
Net revenues:
    Local                            $  29,081                39.2%             $  19,651                 37.6%
    National                            15,387                20.7                 10,151                 19.5
    Network compensation                 3,643                 4.9                  2,531                  4.9
    Political                               44                 0.1                  1,693                  3.2
    Production and other                 3,583                 4.8                  1,364                  2.6
                                   -----------------    -----------------     ----------------     ----------------
                                     $  51,738                69.7%              $ 35,390                67.8%
                                   =================    =================     ================     ================

Publishing
Net revenues:
    Retail advertising               $   8,269                11.1%             $   7,904                 15.1%
    Classified                           5,434                 7.3                  4,638                  8.9
    Circulation                          3,523                 4.7                  3,222                  6.2
    Other                                  359                 0.6                  1,058                  2.0
                                   -----------------    -----------------     ----------------     ----------------
                                     $  17,585                23.7%             $  16,822                 32.2%
                                   =================    =================     ================     ================

Paging
Net revenues:
    Paging lease and service         $   5,003                 6.7%             $     -0-                  -0-%
    Other                                  (82)              ( 0.1)                   -0-                  -0-
                                   -----------------    -----------------     ----------------     ----------------

                                     $   4,921                 6.6%             $     -0-                 -0-%
                                   =================    =================     ================     ================

                                     $  74,244               100.0%             $  52,212               100.0%
                                   =================    =================     ================     ================



Three Months Ended September 30,1997 compared to Three Months Ended September 30, 1996

         Revenues. Total revenues for the three months ended September 30,1997 increased $9.3 million, or 55.6%, over the same period of the prior year, from $16.7 million to $26.0 million. This increase was attributable to the net effect of (i) increased revenues resulting from the First American Acquisition, WITN Acquisition and the GulfLink Acquisition, (ii) increased publishing revenues and
(iii) decreased revenues resulting from the KTVE Sale. The First American Acquisition, the WITN Acquisition and the GulfLink Acquisition accounted for $7.3 million, $1.3 million and $450,000, respectively, of the revenue increase.

         Broadcast net revenues increased $6.9 million, or 61.3%, over the same period of the prior year, from $11.1 million to $18.0 million. The First American Acquisition, the WITN Acquisition and the GulfLink Acquisition accounted for $5.6 million, $1.3 million and $450,000, respectively, of the broadcast net revenue increase. On a pro forma basis, assuming the First American Acquisition had been effective on January 1, 1996, broadcast net revenues for the First American Acquisition for the three months ended September 30,1997 decreased $230,000, or 4.0%, when compared to the same period of the prior year from $5.8 million to $5.6 million. On a pro forma basis, assuming that the acquisition of WITN had been effective on January 1, 1996, broadcast net revenues for WITN for the three months ended September 30, 1997, decreased $300,000, or 12.1%, when compared to the same period of the prior year from $2.2 million to $1.9 million. The KTVE Sale resulted in a decrease in broadcast net revenues of $700,000. Broadcast net revenues, excluding the First American Acquisition, the WITN Acquisition and the GulfLink Acquisition and the operating results of KTVE, remained constant when compared to the prior year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Three Months Ended September 30,1997 compared to Three Months Ended September 30,1996 (continued)

         Publishing revenues increased $720,000, or 12.9%, over the same period of the prior year, from $5.6 million to $6.3 million. The increase in revenues was due primarily to an increase in retail, classified and circulation revenue of $280,000, 370,000 and $270,000, respectively, offset by a decrease in other revenue of $200,000.

         Paging revenue increased $1.7 million due to the First American Acquisition. On a pro forma basis, assuming the First American Acquisition had been effective on January 1, 1996, paging revenue for the three months ended September 30,1997 increased $440,000, or 33.8%, over the same period of the prior year from $1.3 million to $1.7 million. The increase was attributable primarily to an increase in the number of pagers in service. The Company had approximately 62,000 pagers and 47,000 pagers in service at September 30,1997 and 1996, respectively.

         Operating expenses. Operating expenses for the three months ended September 30,1997 increased $7.4 million, or 51.7%, over the same period of the prior year, from $14.3 million to $21.7 million, due primarily to the First American Acquisition, the WITN Acquisition and the GulfLink Acquisition, partially offset by the KTVE Sale. The First American Acquisition, the WITN Acquisition and the GulfLink Acquisition accounted for $4.3 million, $700,000 and $500,000 (exclusive of depreciation and amortization), respectively, of the operating expense increase.

         Broadcast expenses increased $3.9 million, or 56.1%, over the three months ended September 30,1996, from $7.0 million to $10.9 million. The increase was attributable primarily to the First American Acquisition, the WITN Acquisition and GulfLink Acquisition partially offset by the KTVE Sale. On a pro forma basis, assuming the First American Acquisition had been effective on January 1, 1996, broadcast expenses for the First American Acquisition for the three months ended September 30,1997 decreased $600,000, or 14.6%, over the three months ended September 30,1996 from $3.9 million to $3.3 million. On a pro forma basis, assuming that the acquisition of WITN had been effective on January 1996, broadcast expenses for WITN for the three months ended September 30, 1997, decreased $100,000, or 7.0%, when compared to the same period of the prior year from $1.2 million to $1.1 million. The KTVE
Sale resulted in a decrease in broadcast expenses of $500,000. Broadcast expenses, excluding the results of the First American Acquisition, the GulfLink Acquisition and the KTVE Sale, decreased $200,000, or 2.6%.

         Publishing expenses for the three months ended September 30,1997 increased $1.1 million, or 25.9%, from the same period of the prior year, from $4.2 million to $5.3 million. This increase resulted primarily from an increase in expenses associated with an expansion of the news product at one of the Company's properties partially offset by a decrease in work force related costs and improved newsprint pricing. Average newsprint costs decreased approximately 9.0% while newsprint consumption increased approximately 36%.

         Paging expenses increased $1.0 million due to the First American Acquisition. On a pro forma basis, assuming the First American Acquisition had been effective on January 1, 1996, paging expenses for the three months ended September 30,1997 remained relatively constant at approximately $950,000.

         Corporate and administrative expenses for the three months ended September 30,1997 decreased $150,000, or 16.9%, over the same period of the prior year, from $863,000 to $717,000. This decrease was attributable primarily to a reduction of compensation expense at the corporate level.

         Depreciation of property and equipment and amortization of intangible assets was $3.9 million for the three months ended September 30,1997, as compared to $1.5 million for the same period of the prior year, an increase of $2.4 million, or 154.8%. This increase was primarily the result of higher depreciation and amortization costs related to the First American Acquisition, the WITN Acquisition and the GulfLink Acquisition.

         Interest expense. Interest expense increased $3.5 million, or 158.9%, from $2.2 million for the three months ended September 30,1996 to $5.7 million for the three months ended September 30,1997. This increase was attributable primarily to increased levels of debt resulting from the financing of the First American Acquisition, the WITN Acquisition and the GulfLink Acquisition.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Three Months Ended September 30,1997 compared to Three Months Ended September 30,1996 (continued)

         Net loss. Net loss available to common stockholders of the Company was $1.5 million for the three months ended September 30,1997, as compared with net loss of $240,000 for the same period of the prior year, an increase of $1.3 million.

Nine Months Ended September 30,1997 compared to Nine Months Ended
September 30,1996

         Revenues. Total revenues for the nine months ended September 30,1997 increased $22.0 million, or 42.2%, over the same period of the prior year, from $52.2 million to $74.2 million. This increase was attributable to the net effect of (i) increased revenues resulting from the First American Acquisition, the WITN Acquisition and the GulfLink Acquisition, (ii) increased publishing revenues, (iii) increased broadcasting revenues (excluding the First American Acquisition, the WITN Acquisition and the GulfLink Acquisition) and (iv) decreased revenues resulting from the KTVE Sale. The First American Acquisition, the WITN Acquisition and the GulfLink Acquisition accounted for $21.8 million, $1.3 million and $800,000, respectively, of the revenue increase.

         Broadcast net revenues increased $16.3 million, or 46.2%, over the same period of the prior year, from $35.4 million to $51.7 million. The First American Acquisition, the WITN Acquisition and the GulfLink Acquisition accounted for $16.9 million, $1.3 million and $800,000, respectively, of the broadcast net revenue increase. On a pro forma basis, assuming the First American Acquisition had been effective on January 1, 1996, broadcast net revenues for the First American Acquisition for the nine months ended September 30,1997 and 1996 would have decreased $250,000, or 1.4%, from $17.2 million to $16.9 million. On a pro forma basis, assuming that the acquisition of WITN had been effective on January 1, 1996, broadcast net revenues for WITN for the nine months ended September 30, 1997 decreased $300,000 or 3.9%, when compared to the same period of the prior year from $6.1 million to $5.8 million. The KTVE Sale resulted in an decrease in broadcast net revenues of $3.0 million. Broadcast net revenues, excluding the First American Acquisition, the WITN Acquisition the GulfLink Acquisition and the operating results of KTVE, increased $300,000, or 1.0%, from $32.4 million to $32.7 million. The increase was due primarily to increased local and national advertising revenue of $1.3 million and $400,000, respectively, partially offset by decreases in political advertising spending of $1.5 million.

         Publishing revenues as compared to the same period of the prior year increased $760,000, or 4.5%, from $16.8 million to $17.6 million. The increase was due to increased retail, classified and circulation revenue of $400,000, 800,000 and 300,000, respectively, offset by a decrease in other revenue of $700,000.

         Paging revenue increased $4.9 million due to the First American Acquisition. On a pro forma basis, assuming the First American Acquisition had been effective on January 1, 1996, paging revenue for the nine months ended September 30,1997 increased $880,000, or 21.8%, over the same period of the prior year from $4.0 million to $4.9 million. The increase was attributable primarily to an increase in the number of pagers in service. The Company had approximately 62,000 pagers and 47,000 pagers in service at September 30,1997 and 1996, respectively.

         Operating expenses. Operating expenses for the nine months ended September 30,1997 increased $17.0 million, or 40.0%, over the same period of the prior year, from $42.5 million to $59.5 million, due primarily to the First American Acquisition, the WITN Acquisition and the GulfLink Acquisition, partially offset by the KTVE Sale. The First American Acquisition, the WITN Acquisition and the GulfLink Acquisition accounted for $12.6 million, $700,000 and $750,000 (exclusive of depreciation and amortization), respectively, of the operating expense increase.

         Broadcast expenses increased $8.8 million, or 41.1%, over the nine months ended September 30,1996, from $21.4 million to $30.2 million. The increase was attributable primarily to the First American Acquisition, the WITN Acquisition and the GulfLink Acquisition partially offset by the KTVE Sale. On a pro forma basis, assuming the First American Acquisition had been effective on January 1, 1996, broadcast expenses for the First American Acquisition for the nine months ended September 30,1997 increased $500,000, or 5.03%, over the nine months ended September 30,1996 from $9.3 million to $9.8 million. On a pro forma basis, assuming that the acquisition of WITN had been effective on January 1, 1996 broadcast expense for WITN for the three months ended September 30, 1997 decreased $100,000, or 2.5% from $3.5 million to $3.4 million. The KTVE Sale resulted in a decrease in broadcast expenses of $2.2 million. Broadcast expenses, excluding the results of the First American Acquisition, the WITN

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Nine Months Ended September 30,1997 compared to Nine Months Ended
September 30,1996 (continued)

Acquisition, the GulfLink Acquisition and the KTVE Sale, decreased $300,000, or 1.7%.

         Publishing expenses for the nine months ended September 30,1997 increased $400,000, or 3.2%, from the same period of the prior year, from $13.4 million to $13.8 million. This increase resulted primarily from an increase in expenses associated with an expansion of the news product at one of the Company's properties partially offset by a decrease in work force related costs, improved newsprint pricing, and restructuring of the advertising publications. Average newsprint costs decreased approximately 20.0% while newsprint consumption increased approximately 16.0%.

         Paging expenses increased $2.8 million due to the First American Acquisition. On a pro forma basis, assuming the First American Acquisition had been effective on January 1, 1996, paging expenses for the nine months ended September 30,1997 remained relatively constant at approximately $2.8 million.

         Corporate and administrative expenses for the nine months ended September 30,1997 decreased $300,000, or 14.1%, over the same period of the prior year, from $2.4 million to $2.1 million. This decrease was attributable primarily to a reduction of compensation expense at the corporate level.

         Depreciation of property and equipment and amortization of intangible assets was $10.6 million for the nine months ended September 30,1997, as compared to $4.4 million for the same period of the prior year, an increase of $6.2 million, or 140.5%. This increase was primarily the result of higher depreciation and amortization costs related to the First American Acquisition, the WITN Acquisition and the GulfLink Acquisition.

         Interest expense. Interest expense increased $9.1 million, or 137.1%, from $6.7 million for the nine months ended September 30,1996 to $15.8 million for the nine months ended September 30,1997. This increase was attributable primarily to increased levels of debt resulting from the financing of the First American Acquisition, the WITN Acquisition and the GulfLink Acquisition.

         Net income (loss). Net loss available to common stockholders of the Company was $2.1 million for the nine months ended September 30,1997, as compared with a net income of $1.6 million for the same period of the prior year, a decrease of $3.7 million.

Liquidity and Capital Resources

         The Company's working capital (deficiency) was $4.4 million and ($342,000) at September 30,1997 and December 31, 1996, respectively. The Company's cash provided from operations was $10.6 million and $2.0 million for the nine months ended September 30,1997 and 1996, respectively. Management believes that current cash balances, cash flows from operations and the available funds under its Senior Credit Facility will be adequate to provide for the Company's capital expenditures, debt service, cash dividends and working capital requirements for the forseeable future. The Senior Credit Facility contains certain restrictive provisions, which, among other things, limit capital expenditures and additional indebtedness and require minimum levels of cash flows. Additionally, the effective interest rate of the Senior Credit Facility can be changed based upon the Company's maintenance of certain operating ratios as defined in the Senior Credit Facility, not to exceed the lender's prime rate plus 0.5% or LIBOR plus 2.25%. The Senior Credit Facility contains restrictive provisions similar to the provisions of the Company's 10 5/8% Senior Subordinated Notes due 2006. The amount borrowed by the Company and the amount available to the Company under the Senior Credit Facility at September 30,1997 was $60.1 million and $64.9 million, respectively.

         The Company's cash used in investing activities was $53.7 million and $203.0 million for the nine months ended September 30,1997 and 1996, respectively. The decreased usage of $149.3 million from 1996 to 1997 was primarily due to the First American Acquisition and the Augusta Acquisition in 1996 partially offset by the WITN Acquisition, the GulfLink Acquisition and increased capital expenditures in 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Liquidity and Capital Resources (continued)

         The Company's cash provided by financing activities was $43.8 million and $206.0 million for the nine months ended September 30, 1997 and 1996, respectively. The decrease in cash provided by financing activities resulted primarily from the funding obtained for the First American Acquisition and the Augusta Acquisition in 1996 partially offset by the borrowings for the WITN Acquisition and the GulfLink Acquisition, purchase of treasury stock and increased payments on long-term debt in 1997. During the nine months ended September 30,1997, the Company purchased 172,900 shares of Class A Common stock at an average cost of $19.99 per share. The Company placed these shares in treasury. During the three months ended September 30, 1997, the Company issued 48,509 shares of Class A Common stock and 1,371 shares of Class B Common stock from treasury to fulfill obligations under its employee benefit plan and long-term incentive plan.

         In September 1996, the Company entered into a $125.0 million senior credit facility (the "Senior Credit Facility") with KeyBank National Association, NationsBank, N.A. (South), CIBC, Inc., CoreStates Bank, N.A., and the Bank of New York. This agreement included scheduled reductions in the $125.0 million credit limit which commenced on March 31, 1997, interest rates based upon a spread over LIBOR and/or Prime, an unused commitment fee of 0.50% applied to available funds and a maturity date of June 30, 2003. Effective September 17, 1997, the Senior Credit Facility was modified to reinstate the original credit limit of $125.0 million, which had been reduced by the scheduled reductions. The modification also reduced the interest rate spread over LIBOR and/or Prime and reduced the fee applied to available funds from 0.50% to 0.375%. The modification also extended the maturity date from June 30, 2003 to June 30, 2004. The modification required a one-time fee of $250,000. At September 30,1997, the Company had approximately $60.1 million outstanding on the Senior Credit Facility and the interest rate was based on a spread over LIBOR of 1.75% and/or Prime.

         The Company regularly enters into program contracts for the right to broadcast television programs produced by others and program commitments for the right to broadcast programs in the future. Such programming commitments are generally made to replace expiring or canceled program rights. Payments under such contracts are made in cash or the concession of advertising spots for the program provider to resell, or a combination of both. During the nine months ended September 30,1997, the Company paid $2.9 million for such program broadcast rights.

         In connection with the First American Acquisition, the Federal Communications Commission (the "FCC") ordered the Company to apply for FCC approval to divest itself of WALB-TV ("WALB") in Albany, Georgia and WJHG-TV ("WJHG") in Panama City, Florida by March 31, 1997 to comply with regulations governing common ownership of television stations with overlapping service areas. The FCC is currently reexamining these regulations, and if it revises them in accordance with the interim policy it has adopted, divestiture of WJHG would not be required. Accordingly, the Company requested and in July of 1997 received an extension of the divestiture deadline with regard to WJHG conditioned upon the outcome of the rulemaking proceedings. It can not be determined when the FCC will complete its rulemaking on this subject. Also in July of 1997, the Company obtained FCC approval to transfer control of WALB to a trust with a view towards the trustee effecting i) a swap of WALB's assets for assets of one or more television stations of comparable value and with comparable broadcast cash flow in a transaction qualifying for deferred capital gains treatment under the "like-kind exchange" provision of Section 1031 of the Internal Revenue Code of 1986, or ii) a sale of such assets. Under the trust arrangement, the Company relinquished operating control of the station to a trustee while retaining the economic risks and benefits of ownership. If the trustee is required to effect a sale of WALB, the Company would incur a significant gain and related tax liability, the payment of which could have an adverse effect on the Company's ability to acquire comparable assets without incurring additional indebtedness. The FCC has allowed up to six months for the trustee to file an application seeking the agency's approval of a swap or sale. The approval process is expected to take between two and six months.

         The Company and its subsidiaries file a consolidated federal income tax return and such state or local tax returns as are required. As of September 30,1997, the Company anticipates that it will generate taxable operating losses for the foreseeable future.

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

PART II.          OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K

       (a)        Exhibits

                  11 - Statement re: Computation of Earnings Per Share

                  27- Financial Data Schedule

       (b)        Reports on Form 8-K

                  A report on Form 8-K was filed on August 14, 1997, reporting the purchase of substantially all of the assets of WITN-TV from Raycom Media - U.S., Inc.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             GRAY COMMUNICATIONS SYSTEMS, INC.
                                        (Registrant)




Date: November 12, 1997      By:  /s/William A. Fielder, III
                                  ----------------------------------------------
                                  William A. Fielder, III, Vice President & CFO
                                  (Chief Financial Officer)