Form 10-K
period 1997-12-31
GRAY COMMUNICATIONS SYSTEMS INC /GA/
filed 1998-03-04
CIK 43196

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                  --------------------------------------------
                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________.

                         COMMISSION FILE NUMBER 1-13796
                    ----------------------------------------
                        GRAY COMMUNICATIONS SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

                GEORGIA                                                   52-0285030
    (State or other jurisdiction of                                    (I.R.S. Employer
     incorporation or organization)                                  Identification No.)
         126 N. WASHINGTON ST.                                              31701
               ALBANY, GA                                                 (Zip Code)
(Address of principal executive offices)
               Registrant's telephone number, including area code: (912) 888-9390
                                      ---------------------------------------



           Securities registered pursuant to Section 12(b) of the Act:

CLASS A COMMON STOCK (NO PAR VALUE)                                    NEW YORK STOCK EXCHANGE
CLASS B COMMON STOCK (NO PAR VALUE)                                    NEW YORK STOCK EXCHANGE
         Title of each class                                  Name of each exchange on which registered

                         SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE
                                     ----------------------------------------


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X       No
                                             ------      -------

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 23, 1998: CLASS A AND CLASS B COMMON STOCK; NO PAR VALUE - $139,915,154

      The number of shares outstanding of the registrant's classes of common stock as of February 23, 1998: CLASS A COMMON STOCK; NO PAR VALUE - 4,534,195 SHARES; CLASS B COMMON STOCK, NO PAR VALUE - 3,402,755 SHARES

      DOCUMENTS INCORPORATED BY REFERENCE: The registrant's definitive proxy statement for the annual meeting of shareholders to be filed with the Commission pursuant to Regulation 14A is incorporated by reference into part III herein.

                                     PART 1

ITEM 1.    BUSINESS

      AS USED HEREIN, UNLESS THE CONTEXT OTHERWISE REQUIRES, THE "COMPANY" MEANS GRAY COMMUNICATIONS SYSTEMS, INC. AND ITS SUBSIDIARIES. THE COMPANY CONSUMMATED THE GULFLINK ACQUISITION AND THE WITN ACQUISITION (EACH AS HEREINAFTER DEFINED) ON APRIL 24, 1997 AND AUGUST 1, 1997, RESPECTIVELY. EXCEPT WITH RESPECT TO HISTORICAL FINANCIAL STATEMENTS AND UNLESS THE CONTEXT INDICATES OTHERWISE, THE GULFLINK ACQUISITION AND THE WITN ACQUISITION (AS HEREINAFTER DEFINED) ARE INCLUDED IN THE DESCRIPTION OF THE COMPANY. UNLESS OTHERWISE INDICATED, THE INFORMATION HEREIN HAS BEEN ADJUSTED TO GIVE EFFECT TO A 3-FOR2 SPLIT OF THE COMPANY'S CLASS A COMMON STOCK, NO PAR VALUE (THE "CLASS A COMMON STOCK"), EFFECTED IN THE FORM OF A STOCK DIVIDEND DECLARED ON OCTOBER 2, 1995. UNLESS OTHERWISE INDICATED, ALL STATION RANK, IN-MARKET SHARE AND TELEVISION HOUSEHOLD DATA HEREIN ARE DERIVED FROM THE NIELSEN STATION INDEX, VIEWERS IN PROFILE, DATED NOVEMBER 1997, AS PREPARED BY A.C. NIELSEN COMPANY ("NIELSEN").


GENERAL

      The Company owns eight network-affiliated television stations in medium-size markets in the southeastern United States (the "Southeast"), six of which are ranked number one in their respective markets. Five of the stations are affiliated with the CBS Television Network, a division of CBS, Inc. ("CBS"), and three are affiliated with the NBC Television Network, a division of the National Broadcasting Company, Incorporated ("NBC"). In connection with the First American Acquisition (as hereinafter defined) the Company will be required under current regulations of the Federal Communications Commission (the "FCC") to divest its NBC affiliates in Albany, Georgia and Panama City, Florida. For a discussion of the Company's plans regarding such divestiture, see "Divestiture Requirements." The Company also owns and operates three daily newspapers, two weekly, advertising only publications ("shoppers"), and a paging business, all located in the Southeast.

      In 1993 after the acquisition of a large block of the Class A Common Stock by a new investor, the Company implemented a strategy to foster growth through strategic acquisitions. Since January 1, 1994, the Company's significant acquisitions have included six television stations and two newspapers, all located in the Southeast. As a result of the Company's acquisitions and in support of its growth strategy, the Company has added certain key members of management and has greatly expanded its operations in the television broadcasting and newspaper publishing businesses.

      In August 1997 the Company acquired WITN-TV ("WITN"), a NBC-affiliate serving the Greenville-Washington-New Bern, North Carolina market which is ranked as the 106th largest designated market area ("DMA") in the United States (the "WITN Acquisition").

      In April 1997 the Company acquired (the "GulfLink Acquisition") the stock of GulfLink Communications, Inc. ("GulfLink") of Baton Rouge, Louisiana. The GulfLink operations include nine transportable satellite uplink trucks.

      In January 1996 the Company acquired (the "Augusta Acquisition") WRDW-TV ("WRDW"), a CBS-affiliate serving Augusta, Georgia ( the "Augusta Business"). In September 1996, the Company purchased from First American Media, Inc. (the "First American Acquisition") substantially all of the assets of two CBS-affiliated stations, WCTV-TV ("WCTV") serving Tallahassee, Florida-Thomasville, Georgia and WKXT-TV ("WKXT") in Knoxville, Tennessee, a satellite uplink business and a paging business (collectively, the "First American Business"). Subsequent to the First American Acquisition, the Company rebranded WKXT with the call letters WVLT ("WVLT').

      In August 1996 the Company sold the assets of KTVE Inc. ("KTVE") serving Monroe, Louisiana-El Dorado, Arkansas (the "KTVE Sale") for approximately $9.5 million in cash plus the amount of accounts receivable on the date of the closing (approximately $829,000).

      For the year ended December 31, 1997, on a pro forma basis giving effect to the WITN Acquisition and the GulfLink Acquisition as if they had occurred on January 1, 1997, the Company had net revenues, Media Cash Flow (the sum of broadcast cash flow, publishing cash flow and paging cash flow), operating cash flow and a net loss of $109.1 million, $40.2 million, $37.7 million and $(2.4) million, respectively. On a pro forma basis giving effect to the WITN Acquisitions, the GulfLink Acquisition, the First American Acquisition and the KTVE Sale, as if they had occurred on January 1, 1996, net revenues and net loss for the year ended December 31, 1997, increased 0.2% and 136.6%, respectively, while Media Cash Flow and operating cash flow decreased 2.9% and 1.3%, from the pro forma amounts for the year ended December 31, 1996.


PENDING ACQUISITION

      In February 1998 the Company announced that it had signed a definitive purchase agreement to acquire all of the outstanding capital stock of Busse Broadcasting Corporation ("Busse"). The purchase price is approximately $112.0 million plus Busse's cash and cash equivalents less Busse's indebtedness including its 11 5/8% Senior Secured Notes due 2000. Busse owns and operates three VHF television stations: KOLN-TV, the CBS-affiliate operating on Channel 10 in the Lincoln-Hastings-Kearney, Nebraska television market, and its satellite station KGIN-TV, the CBS-affiliate operating on Channel 11 serving Grand Island, Nebraska; and WEAU-TV, the NBC-affiliate operating on Channel 13 serving the Eau Claire-La Crosse, Wisconsin market. The purchase of Busse is subject to FCC approval, and the acquisition is expected to close on or before September 1, 1998.


WITN ACQUISITION

      On August 1, 1997, the Company completed the WITN Acquisition. The purchase price for the WITN Acquisition was approximately $41.7 million, including fees, expenses, and working capital and other adjustments. The Company funded the costs of this acquisition through borrowings under its senior credit facility (the "Senior Credit Facility").


THE FIRST AMERICAN ACQUISITION, THE KTVE SALE AND THE FINANCING

      On September 30, 1996, the Company completed the First American Acquisition and acquired WCTV and WVLT, a satellite broadcasting business and a paging business in the Southeast. The purchase price for the First American Acquisition was approximately $183.9 million, including fees, expenses, and working capital and other adjustments.

      The Company completed the KTVE Sale, on August 20, 1996. The sales price included $9.5 million in cash plus the amount of accounts receivable on the date of closing to the extent collected by the buyer (approximately $829,000). The Company recognized a pre-tax gain of approximately $5.7 million and estimated income taxes of approximately $2.8 million.


DIVESTITURE REQUIREMENTS

      In connection with the First American Acquisition, the FCC ordered the Company to divest itself of WALB-TV ("WALB") in Albany, Georgia and WJHG-TV ("WJHG") in Panama City, Florida by March

31, 1997 to comply with regulations governing common ownership of television stations with overlapping service areas. The FCC is currently reexamining these regulations, and if it revises them in accordance with the interim policy it has adopted, divestiture of WJHG would not be required. Accordingly, the Company requested and in July 1997 received an extension of the divestiture deadline with regard to WJHG, conditioned upon the outcome of the rulemaking proceedings. It can not be determined when the FCC will complete its rulemaking on this subject. Also in July 1997, the Company obtained FCC approval to transfer control of WALB to a trust with a view towards the trustee effecting (i) a swap of WALB's assets for assets of one or more television stations of comparable value and with comparable broadcast cash flow in a transaction qualifying for deferred capital gains treatment under the "like-kind exchange" provision of
Section 1031 of the Internal Revenue Code of 1986, or (ii) a sale of such assets. Under the trust arrangement, the Company relinquished operating control of the station to a trustee while retaining the economic risks and benefits of ownership. If the trustee is required to effect a sale of WALB, the Company would incur a significant gain and related tax liability. The FCC allowed up to six months for the trustee to file an application seeking the agency's approval of a swap or sale. This six month period expired in January 1998 without a swap or sale being executed. The trustee has filed an application requesting a six month extension to effect a swap or sale. The FCC has not yet ruled on this extension application.

TELEVISION BROADCASTING

THE COMPANY'S STATIONS AND THEIR MARKETS

      AS USED IN THE TABLES FOR EACH OF THE COMPANY'S STATIONS AND IN THIS SECTION (I) "TOTAL MARKET REVENUES" REPRESENT GROSS ADVERTISING REVENUES, EXCLUDING BARTER REVENUES, FOR ALL COMMERCIAL TELEVISION STATIONS IN THE MARKET, AS REPORTED IN INVESTING IN TELEVISION 1997 MARKET REPORT, FOURTH EDITION NOVEMBER 1997 RATINGS PUBLISHED BY BIA PUBLICATIONS, INC., EXCEPT FOR REVENUES IN WYMT-TV'S ("WYMT") 18-COUNTY TRADING AREA WHICH IS NOT SEPARATELY REPORTED IN SUCH BIA PUBLICATIONS, INC.'S REPORT; (II) "IN-MARKET SHARE OF HOUSEHOLDS VIEWING TELEVISION" REPRESENTS THE PERCENTAGE OF THE STATION'S AUDIENCE AS A PERCENTAGE OF ALL VIEWING BY HOUSEHOLDS IN THE MARKET FROM 6 A.M. TO 2 A.M. SUNDAY THROUGH SATURDAY, INCLUDING VIEWING OF NON-COMMERCIAL STATIONS, NATIONAL CABLE CHANNELS AND OUT-OF-MARKET STATIONS BROADCAST OR CARRIED BY CABLE IN THE MARKET;(III) "STATION RANK IN DMA" IS BASED ON NIELSEN ESTIMATES FOR NOVEMBER 1997 FOR THE PERIOD FROM 6 A.M. TO 2 A.M. SUNDAY THROUGH SATURDAY; AND (IV) AVERAGE HOUSEHOLD INCOME, EFFECTIVE BUYING INCOME AND RETAIL BUSINESS SALES GROWTH PROJECTIONS ARE AS REPORTED IN INVESTING IN TELEVISION 1997 MARKET REPORT, FOURTH EDITION NOVEMBER 1997 RATINGS AS PUBLISHED BY BIA PUBLICATIONS, INC. (THE "BIA GUIDE").

                                                                                          Total         In-Market
                                               Commercial    Station                      Market        Share of
                                     DMA       Stations in   Rank in    Television     Revenues in     Households
   Station           Market        Rank (1)      DMA(2)        DMA    Households(3)    DMA for 1997    Viewing TV
   -------           ------        --------      ------        ---    -------------    ------------    ----------
                                                                                      (IN THOUSANDS)
WVLT            Knoxville, TN          64           5           2        441,000          $62,100         24%
WKYT            Lexington, KY          67           6           1        403,000           53,300         36
WYMT(4)         Hazard, KY             67          N/A          1        175,000            4,800         28
WITN            Greenville-Washington-106           4           2        234,000           27,700         29
                New Bern, NC
WRDW            Augusta, GA           109           4           1        226,000           30,500         38
WCTV            Tallahassee,FL-       112           4           1        221,000           22,000         56
                Thomasville, GA
WALB (5)        Albany, GA            148           4           1        138,000           13,800         77
WJHG(5)         Panama City, FL       157           4           1        117,000           10,900         53



------------------

(1) Ranking of DMA served by a station among all DMAs is measured by the number of television households based within the DMA in the November 1997 Nielsen estimates.

(2) Includes independent broadcasting stations.

(3) Based upon the approximate number of television households in the DMA as reported by the November 1997 Nielsen index.

(4) The market area served by WYMT is an 18-county trading area, as defined by Nielsen, and is included in the Lexington, Kentucky DMA. WYMT's station rank is based upon its ratings position in the 18-county trading area.

(5) The Company is required to divest WALB and WJHG under current FCC regulations. For a discussion of the Company's plan, see "Divestiture Requirements."

      The percentage of the Company's total revenues contributed by the Company's television broadcasting segment was approximately 69.8%, 69.3% and 62.7% for each of the years ended December 31, 1997, 1996 and 1995, respectively.

      In the following description of each of the Company's stations, all information set forth below concerning Total Market Revenues, average household income, projected effective buying income and projected retail business sales growth has been derived from the BIA Guide.


WVLT, THE CBS-AFFILIATE IN KNOXVILLE, TENNESSEE

      WVLT, acquired by the Company in September 1996, began operations in 1988. Knoxville, Tennessee is the 64th DMA in the United States, with approximately 441,000 television households and a total population of approximately 1.1 million. Total Market Revenues in the Knoxville DMA in 1997 were approximately $62.1 million, a 2% increase over 1996. According to the BIA Guide, the average household income in the Knoxville DMA in 1995 was $33,774, with effective buying income projected to grow at an annual rate of 5.6% through 2000. Retail business sales growth in the Knoxville DMA is projected by the BIA Guide to average 5.9% annually during the same period. The Knoxville DMA has five licensed commercial television stations, four of which are affiliated with major networks. The Knoxville DMA also has two public broadcasting stations.

      MARKET DESCRIPTION. The Knoxville DMA, consisting of 22 counties in eastern Tennessee and southeastern Kentucky, includes the cities of Knoxville, Oak Ridge and Gatlinburg, Tennessee. The Knoxville area is a center for education, manufacturing, healthcare and tourism. The University of Tennessee's main campus is located within the city of Knoxville. Leading manufacturing employers in the area include: Lockheed Martin Energy Systems, Inc., DeRoyal Industries, Aluminum Company of North America, Phillips Consumer Electronics North America Corp., Clayton Homes and Sea Ray Boats, Inc. Area tourist attractions are the Great Smokey Mountains National Park and Dollywood, a country-western theme park sponsored by Dolly Parton.


WKYT, THE CBS-AFFILIATE IN LEXINGTON, KENTUCKY

      WKYT, acquired by the Company in September 1994, began operations in 1957. Lexington, Kentucky is the 67th largest DMA in the United States, with approximately 403,000 television households and a total population of approximately 1.1 million. Total Market Revenues in the Lexington DMA in 1997 were approximately $53.3 million, a 3% increase over 1996. According to the BIA Guide, the average household income in the Lexington DMA in 1995 was $32,836, with effective buying income projected to grow at an annual rate of 5.8% through 2000. Retail business sales growth in the Lexington DMA is projected by the BIA Guide to average 5.8% annually during the same period. The Lexington DMA has six licensed commercial television stations, including WYMT, WKYT's sister station, five of which are affiliated with major networks. The Lexington DMA also has one public television station.

      MARKET DESCRIPTION. The Lexington DMA consists of 40 counties in central and eastern Kentucky. The Lexington area is a regional hub for shopping, business, healthcare, education, and cultural activities and has a comprehensive transportation network and low commercial utility rates. Major employers in the Lexington area include Toyota Motor Corp., Lexmark International, Inc., GTE Corporation, Square D Company, Ashland, Inc., the University of Kentucky and International Business Machines Corporation. Eight hospitals and numerous medical clinics are located in Lexington, reinforcing Lexington's position as a regional medical center. The University of Kentucky's main campus is also located in Lexington. In addition, Lexington is an international center of the equine industry with the Kentucky Horse Park, a 1,000 acre park that attracts approximately 730,000 visitors annually.


WYMT, THE CBS-AFFILIATE IN HAZARD, KENTUCKY

      WYMT, acquired by the Company in September 1994, began operations in 1985. WYMT has carved out a niche trading area comprising 18 counties in eastern and southeastern Kentucky. This trading area is a separate marketing area of the Lexington, Kentucky DMA with approximately 175,000 television households and a total population of approximately 460,000. WYMT is the only commercial television station in this 18-county trading area. Total Market Revenues in the 18-county trading area for the year ended December 31, 1997, were approximately $4.8 million. WYMT is the sister station of WKYT and shares many resources and simulcasts some local programming with WKYT.

      MARKET DESCRIPTION. The mountain region of eastern and southeastern Kentucky where Hazard is located is on the outer edges of four separate markets:
Bristol-Kingsport-Johnson City, Charleston-Huntington, Knoxville and Lexington. Prior to 1985, mountain residents relied primarily on satellite dishes and cable television carrying distant signals for their television entertainment and news. Established in 1985, WYMT is the only broadcast station which can be received over the air in a large portion of its 18-county trading area and may now be viewed on 93 cable systems.

      The trading area's economy is centered around coal and related industries and some light manufacturing. In recent years, the coal industry has undergone a major restructuring due to consolidation in the industry and advances in technology. Approximately 12,000 manufacturing jobs exist in the Hazard trading area, most of which are concentrated in the Cumberland Valley area, a Kentucky Area Development District located in the southern portion of the 18-county trading area.

WITN, THE NBC-AFFILIATE IN GREENVILLE-WASHINGTON-NEW BERN, NORTH CAROLINA

      WITN, acquired by the Company in August 1997, began operations in 1955. Greenville-Washington-New Bern, North Carolina is the 106th largest DMA in the United States, with approximately 234,000 television households and a total population of approximately 673,000. Total Market Revenues in the Greenville-Washington-New Bern DMA in 1997 were approximately $27.7 million, a 4% increase over 1996. According to the BIA Guide, the average household income in the Greenville-Washington-New Bern DMA in 1995 was $35,260, with effective buying income projected to grow at an annual rate of 5.9% through 2000. Retail business sales growth in the Greenville-Washington-New Bern DMA is projected by the BIA Guide to average 5.9% annually during the same period. The Greenville-Washington-New Bern DMA has four licensed commercial television stations, all of which are affiliated with major networks. The Greenville-Washington-New Bern DMA also has two public television stations.

      MARKET DESCRIPTION. The Greenville-Washington-New Bern DMA consists of 15 counties in eastern North Carolina. Greenville, North Carolina (located 100 miles east of Raleigh) is the primary economic center of the region and home to East Carolina University. The Greenville-Washington-New Bern economy centers around education, manufacturing, and agriculture. Leading employers in the area include: East Carolina University, Catalytica Pharmaceuticals, Inc., PCS Phosphate, Rubber Maid Cleaning Products, Inc., and Weyerhauser Co.

WRDW, THE CBS-AFFILIATE IN AUGUSTA, GEORGIA

      WRDW, acquired by the Company in January 1996, began operations in 1954. Augusta, Georgia is the 109th largest DMA in the United States, with approximately 226,000 television households and a total population of approximately 637,000. Total Market Revenues in the Augusta DMA in 1997 were approximately $30.5 million, a 2% increase over 1996. According to the BIA Guide, the average household income in the Augusta DMA in 1995 was $32,830, with effective buying income projected to grow at an annual rate of 3.5% through 2000. Retail business sales growth in the Augusta DMA is projected by the BIA Guide to average 3.5% annually during the same period. The Augusta DMA has four licensed commercial television stations, all of which are affiliated with a major network. The Augusta DMA also has two public television stations.

      MARKET DESCRIPTION. The Augusta DMA consists of 19 counties in eastern Georgia and western South Carolina, including the cities of Augusta, Georgia and North Augusta and Aiken, South Carolina. The Augusta, Georgia area is one of Georgia's major metropolitan/regional centers, with a particular emphasis on health services, manufacturing and the military. The Federal government employs military and civilian personnel at the Department of Energy's Savannah River Site, a nuclear processing plant, and Fort Gordon, a U.S. Army military installation. Augusta has eight large hospitals which collectively employ approximately 20,000 and reinforce Augusta's status as a regional healthcare center. Augusta is also home to the Masters Golf Tournament, which has been broadcast by CBS for 42 years.

WCTV, THE CBS-AFFILIATE IN TALLAHASSEE, FLORIDA-THOMASVILLE, GEORGIA

      WCTV, acquired by the Company in September 1996, began operations in 1955. Tallahassee Florida-Thomasville, Georgia is the 112th largest DMA in the United States, with approximately 221,000 television households and a total population of approximately 619,000. Total Market Revenues in the Tallahassee-Thomasville DMA in 1997 were approximately $22.0 million, a 3% increase over 1996. According to the BIA Guide, the average household income in the Tallahassee, Florida-Thomasville, Georgia DMA in 1995 was $33,687, with effective buying income projected to grow at an annual rate of 5.2% through 2000. Retail business sales growth in the Tallahassee, Florida-Thomasville, Georgia DMA is projected by the BIA Guide to average 5.4% annually during the same period. The Tallahassee-Thomasville DMA has four licensed commercial television stations, all of which are affiliated with major networks. The Tallahassee-Thomasville DMA also has one public television station.

      MARKET DESCRIPTION. The Tallahassee-Thomasville DMA, consisting of 18 counties in the panhandle of Florida and southwest Georgia, includes Tallahassee, the capital of Florida, and Thomasville, Valdosta and Bainbridge, Georgia. The Tallahassee-Thomasville economy centers around state and local government as well as state and local universities which include Florida State University, Florida A&M University, Tallahassee Community College, Thomas College and Valdosta State University. Florida State University is the largest university located in the DMA and its main campus is located within the city of Tallahassee.

WALB, THE NBC-AFFILIATE IN ALBANY, GEORGIA

      WALB was founded by the Company and began operations in 1954. Albany, Georgia is the 148th largest DMA in the United States with approximately 138,000 television households and a total population of approximately 395,000. Total Market Revenues in the Albany DMA in 1997 were approximately $13.8 million, a 2% increase over 1996. According to the BIA Guide, the average household income in the Albany DMA in 1995 was $28,830, with effective buying income projected to grow at an annual rate of 4.5% through 2000. Retail business sales growth in the Albany DMA is projected by the BIA Guide to average 4.5% annually during the same period. The Albany DMA has four licensed commercial television stations, three of which are affiliated with networks. The Albany DMA also has one public television station.

      MARKET DESCRIPTION. The Albany DMA, consists of 18 counties in southwest Georgia. Albany, 170 miles south of Atlanta, is a regional center for manufacturing, agriculture, education, health care and military service. Leading employers in the area include: The Marine Corps Logistics Base, Phoebe Putney Memorial Hospital, the Proctor & Gamble Company, Miller Brewing Company, Cooper Tire & Rubber Company, Bob's Candies, Coats and Clark Inc., Merck & Co., Inc., MacGregor (USA) Inc. and M&M/Mars. Albany State College and Darton College are also located within this area.

WJHG, THE NBC-AFFILIATE IN PANAMA CITY, FLORIDA

      WJHG, acquired by the Company in 1960, began operations in 1953. Panama City, Florida is the 157th largest DMA in the United States, with approximately 117,000 television households and a total population of approximately 318,000. Total Market Revenues in the Panama City DMA in 1997 were approximately $10.9 million, a 3% increase over 1996. According to the BIA Guide, the average household income in the Panama City DMA in 1995 was $33,357, with effective buying income projected to grow at an annual rate of 5.9% through 2000. Retail business sales growth in the Panama City DMA is projected by the BIA Guide to average 5.7% annually during the same period. The Panama City DMA has four licensed commercial television stations, three of which are affiliated with major networks. In addition, a CBS signal is provided by a station in Dothan, Alabama, an adjacent DMA.
The Panama City DMA also has one public television station.

      MARKET DESCRIPTION. The Panama City DMA consists of nine counties in northwest Florida. The Panama City market stretches north from Florida's Gulf Coast to Alabama's southern border. The Panama City economy centers around tourism, military bases, manufacturing, education and financial services. Panama City is the county seat and principal city of Bay County. Leading employers in the area include: Tyndall Air Force Base, the Navy Coastal Systems Station, Sallie Mae Servicing Corp., Stone Container Corporation, Arizona Chemical Corporation and Gulf Coast Community College.

SATELLITE TRANSMISSION AND PRODUCTION SERVICES

      The Company's satellite transmission and production services business, Lynqx Communications, operates C-band and Ku-band transportable satellite uplink units and provides production management services. Clients include The Golf Channel, USA Network, Turner Cable Network Services, NBC, CBS, ABC, Home Box Office, MTV, The Children's Miracle Network and many other broadcast and cable services. In April 1997 the Company acquired GulfLink of Baton Rouge, Louisiana.

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

      Four major broadcast networks, ABC, Inc. ("ABC"), NBC, CBS, and Fox dominate broadcast television. Additionally, United Paramount Network ("UPN") and Warner Brothers Network ("WB") have been launched as new television networks. An affiliate of UPN or WB receives a smaller portion of each day's programming from its network compared to an affiliate of the four major networks.

      The affiliation of a station with one of the four major networks has a significant impact on the composition of the station's programming, revenues, expenses and operations. A typical affiliate of a major network receives the majority of each day's programming from the network. This programming, along with cash payments (`network compensation"), is provided to the affiliate by the network in exchange for a substantial majority of the advertising time sold during the airing of network programs. The network then sells this advertising time and retains the revenues. The affiliate retains the revenues from time sold during breaks in and between network programs and programs the affiliate produces or purchases from non-network sources. In acquiring programming to supplement programming supplied by the affiliated network, network affiliates compete primarily with other affiliates and independent stations in their markets. Cable systems generally do not compete with local stations for programming, although various national cable networks from time to time have acquired programs that would have otherwise been offered to local television stations. In addition, a television station may acquire programming through barter arrangements. Under barter arrangements, which are becoming increasingly popular with both network affiliates and independents, a national program distributor may receive advertising time in exchange for the programming it supplies, with the station paying a reduced fee for such programming. Most successful commercial television stations obtain their brand identity from locally produced news programs.

      In contrast to a station affiliated with a network, a fully independent station purchases or produces all of the programming that it broadcasts, resulting in generally higher programming costs. An independent station, however, retains its entire inventory of advertising time and all the revenues obtained therefrom. As a result of the smaller amount of programming provided by its network, an affiliate of UPN or WB must purchase or produce a greater amount of its programming, resulting in generally higher programming costs. These affiliate stations, however, retain a larger portion of the inventory of advertising time and the revenues obtained therefrom compared to stations affiliated with the major networks.

      Cable-originated programming has emerged as a significant competitor for viewers of broadcast television programming, although no single cable programming network regularly attains audience levels amounting to more than a small fraction of any single major broadcast network. The advertising share of cable networks has increased as a result of the growth in cable penetration (the percentage of television households which are connected to a cable system). Notwithstanding such increases in cable viewership and advertising, over-the-air broadcasting remains the dominant distribution system for mass market television advertising.

NETWORK AFFILIATION OF THE STATIONS

      Each of the Company's stations is affiliated with a major network pursuant to an affiliation agreement. Each affiliation agreement provides the affiliated station with the right to broadcast all programs transmitted by the network with which the station is affiliated. In return, the network has the right to sell a substantial majority of the advertising time during such broadcasts. In exchange for every hour that a station elects to broadcast network programming, the network pays the station a specific network compensation payment which varies with the time of day. Typically, prime-time programming generates the highest hourly network compensation payments. Such payments are subject to increase or decrease by the network during the term of an affiliation agreement with provisions for advance notices and right of termination by the station in the event of a reduction in such payments. The NBC affiliation agreements for WALB and WJHG are renewed automatically every five years unless the station notifies NBC otherwise. The NBC affiliation agreement with WITN expires on June 30, 2006. The CBS affiliation agreements for WKYT, WYMT, WRDW, WCTV and WVLT expire on December 31, 2004, December 31, 2004, March 31, 2005, December 31, 1999, and December 31, 2004, respectively.


NEWSPAPER PUBLISHING

      The Company owns and operates five publications comprising three newspapers and two shoppers, all located in the Southeast. The percentage of total company revenues contributed by the newspaper publishing segment was approximately 23.7%, 28.8% and 37.3% for each of the years ended December 31, 1997, 1996 and 1995, respectively.

THE ALBANY HERALD

      The Albany Herald Publishing Company, Inc. ("The Albany Herald"), located in Albany, Georgia, publishes THE ALBANY HERALD, which is the only seven-day-a-week newspaper that serves southwest Georgia. The Company converted THE ALBANY HERALD from an afternoon newspaper to a morning newspaper in 1993 and over the last five years has improved THE ALBANY HERALD'S graphics and layout, expanded local news coverage and expanded delivery zones on peak advertising days. These changes have allowed the Company to increase THE ALBANY HERALD'S newsstand and subscription prices as well as its advertising rates. The Company intends to increase selectively the price and advertising rates of THE ALBANY HERALD in the future.

      The Albany Herald also publishes three other weekly editions in Georgia, THE LEE COUNTY HERALD, THE WORTH COUNTY HERALD, and THE CALHOUN-CLAY HERALD, all of which provide regional news coverage. Other niche publications include FARM AND PLANTATION, an agricultural paper; a monthly coupon clipper and an annual bridal book. The Company introduced these weeklies and other niche product publications in order to better utilize The Albany Herald's printing presses and infrastructure (such as sales and advertising). The printing press is approximately 20 years old and is in good working order. The Albany Herald cross-merchandises its publications, thereby increasing total revenues with only a small increase in related expenditures. The Company also seeks to increase THE ALBANY HERALD'S circulation and revenues through its sponsorship of special events of local interest.

THE ROCKDALE CITIZEN and the GWINNETT DAILY POST

      THE ROCKDALE CITIZEN and the GWINNETT DAILY POST are six-day-a-week newspapers that serve communities in the metro Atlanta area with complete local news, sports and lifestyles coverage together with national stories that directly impact their local communities.

      The Rockdale Citizen Publishing Company is located in Conyers, Georgia, the county seat of Rockdale County, which is 19 miles east of downtown Atlanta. Rockdale County's population is estimated to be approximately 65,000.

      The Gwinnett Daily Post, which was purchased by the Company in January 1995, is located north of Atlanta in Gwinnett County, one of the fastest growing areas in the nation. Since the purchase of the Gwinnett Daily Post, the frequency of publication has increased from three to six days per week in an effort to establish a daily newspaper and increase market share.

      In 1997, the Gwinnett Daily Post entered into an agreement with CableVision Communications, Inc. ("Cable Vision"), a local cable provider, that resulted in a subscription to the GWINNETT DAILY POST being included in the basic cable package purchased by cable subscribers. As a result, the GWINNETT DAILY POST'S paid circulation tripled to 49,000 in 1997, and the Company started a local Gwinnett TV news channel, Gwinnett News and Entertainment Television ("GNET"), which is produced by the Company and broadcast on the local cable system.

      On October 30, 1997, the Gwinnett Daily Post entered into a similar agreement with Genesis Cable Communications LLC ("Genesis"). Upon the completion of this alliance on March 1, 1998, paid circulation for the GWINNETT DAILY POST will be approximately 64,000.

         The Company's operating strategy with respect to The Rockdale Citizen and the Gwinnett Daily Post is to increase circulation by improving the print quality, increasing the local news content and increasing their promotional efforts. Additionally, the Gwinnett Daily Post is increasing its circulation through the cable alliances with Cable Vision and Genesis. The Gwinnett Daily Post intends to build upon this additional circulation in order to increase advertising revenues. In 1997, the Company made a capital investment of approximately $3.9 million to upgrade and expand the newspaper and GNET production facilities including the installation of a new press at The Rockdale Citizen.

INDUSTRY BACKGROUND

      Newspaper publishing is the oldest segment of the media industry and, as a result of the focus on local news, newspapers in general, remain an important media for local advertising. Newspaper advertising revenues are cyclical and have generally been affected by changes in national and regional economic conditions. Financial instability in the retail industry, including bankruptcies of larger retailers and consolidations among large retail chains has recently resulted in reduced retail advertising expenditures. Classified advertising, which makes up approximately one-third of newspaper advertising expenditures, can be affected by an economic slowdown and its effect on employment, real estate transactions and automotive sales. However, growth in housing starts and automotive sales, although cyclical in nature, generally provide continued growth in newspaper advertising expenditures.


PAGERS AND PAGING SERVICES

THE PAGING BUSINESS

      The paging business, acquired by the Company in September 1996 is based in Tallahassee, Florida and operates in Columbus, Macon, Albany, and Valdosta, Georgia, in Dothan, Alabama, in Tallahassee, Gainesville, Orlando and Panama City, Florida and in certain contiguous areas. The population of the paging business geographic coverage area is approximately 5.9 million. In 1997, the Company's paging and specialized mobile radio ("SMR") business had approximately 67,000 units in service, representing a penetration rate of approximately 2.5%. The percentage of total Company revenues contributed by the paging segment was approximately 6.5% and 1.9% for each of the years ended December 31, 1997, and 1996, respectively.

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

      A subscriber to the Company's paging services either owns a pager, thereby paying solely for the use of the Company's paging services, or leases a pager, thereby paying a periodic charge for both the pager and the paging services. Of the Company's pagers currently in service, approximately 75% are customer owned and maintained ("COAM") with the remainder being leased. In recent years, prices for pagers have fallen considerably, and thus there has been a trend toward subscriber ownership of pagers, allowing the Company to maintain lower inventory and fixed asset levels. COAM customers historically stay on service longer, thus enhancing the stability of the subscriber base and earnings. The Company is focusing its marketing efforts on increasing its base of COAM users. The Company purchases the majority of its pagers from two suppliers, INTEK and Motorola, with Motorola supplying a majority of such pagers. Due to the high demand from the Company's customers for Motorola pagers, the Company believes that its ability to offer Motorola pagers is important to its business.

      The Company's goal is to increase the number of pagers in service, revenues and cash flow from operations by implementing a plan that focuses on improved operating methods and controls and innovative marketing programs. The Company's paging business has grown in recent years by: (i) increasing the number of business customers; (ii) expanding its resale program; (iii) increasing its retail operations, and (iv) increasing the Company's geographical coverage.

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

      The paging industry has traditionally marketed its services through direct distribution by sales representatives. In recent years, additional channels of distribution have evolved, including: (i) carrier-operated retail stores; (ii) resellers, who purchase paging services on a wholesale basis from carriers and resell those services on a retail basis to their own customers; and (iii) sales agents who solicit customers and are compensated on a salary and commission basis.


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

      In addition, the development of methods of television transmission of video programming other than over-the-air broadcasting, and in particular cable television, has significantly altered competition for audience in the television industry. These other transmission methods can increase competition for a broadcasting station by bringing into its market distant broadcasting signals not otherwise available to the station's audience and also by serving as a distribution system for non-broadcast programming. Historically, cable operators have not sought to compete with broadcast stations for a share of the local news audience. Recently, however, certain cable operators do compete for such audiences and the increased competition could have an adverse effect on the Company's advertising revenues.

      Other sources of competition include home entertainment systems, "wireless cable" services, satellite master antenna television systems, low power television stations, television translator stations and direct broadcast satellite ("DBS") video distribution services.

      PROGRAMMING. Competition for programming involves negotiating with national program distributors or syndicators that sell first-run and rerun packages of programming. Each station competes against the broadcast station competitors in its market for exclusive access to off-network reruns (such as SEINFELD) and first-run product (such as ENTERTAINMENT TONIGHT). Cable systems generally do not compete with local stations for programming, although various national cable networks from time to time have acquired programs that would have otherwise been offered to local television stations. Competition exists for exclusive news stories and features as well.

      ADVERTISING. Advertising rates are based upon the size of the market in which the station operates, a station's overall ratings, a program's popularity among the viewers that an advertiser wishes to attract, the number of advertisers competing for the available time, the demographic makeup of the market served by the station, the availability of alternative advertising media in the market area, aggressive and knowledgeable sales forces and the development of projects, features and programs that tie advertiser messages to programming. Advertising revenues comprise the primary source of revenues for the Company's stations. The Company's stations compete for such advertising revenues with other television stations and other media in their respective markets. The stations also compete for advertising revenue with other media, such as newspapers, radio stations, magazines, outdoor advertising, transit advertising, yellow page directories, direct mail and local cable systems. Competition for advertising dollars in the broadcasting industry occurs primarily within individual markets.

NEWSPAPER INDUSTRY

      The Company's newspapers compete for advertisers with a number of other media outlets, including magazines, radio and television, as well as other newspapers, which also compete for readers with the Company's publications. One of the Company's newspaper competitors is significantly larger than the Company and operates in two of its newspaper markets. The Company differentiates its publications from the other newspaper by focusing on local news and local sports coverage in order to compete with its larger competitor. The Company also seeks to establish its publications as the local newspaper by sponsoring special events of particular community interest.


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

      The Company's paging services also compete with other wireless communications services such as cellular service. The typical customer uses paging as a low cost wireless communications alternative either on a stand-alone basis or in conjunction with cellular services. However, future technological developments in the wireless communications industry and enhancements of current technology could create new products and services, such as personal communications services and mobile satellite services, which are competitive with the paging services currently offered by the Company. Recent and proposed regulatory changes by the FCC are aimed at encouraging such technological developments and new services and promoting competition. There can be no assurance that the Company's paging business would not be adversely affected by such technological developments or regulatory changes.

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

      LICENSE GRANT AND RENEWAL. Television broadcasting licenses generally are granted or renewed for a period of eight years but may be renewed for a shorter period upon a finding by the FCC that the "public interest, convenience, and necessity" would be served thereby. The broadcast licenses for WALB, WJHG, WITN, WKYT, WYMT, WRDW, WCTV and WVLT are effective until April 1, 2005, February 1, 2005, December 1, 2004, August 1, 2005, August 1, 2005, April 1, 2005, April 1,
2005 and August 1, 2005, respectively. The Telecommunications Act requires a broadcast license to be renewed if the FCC finds that: (i) the station has served the public interest, convenience and necessity; (ii) there have been no serious violations of either the Telecommunications Act or the FCC's rules and regulations by the licensee; and (iii) there have been no other violations, which taken together would constitute a pattern of abuse. At the time an application is made for renewal of a television license, parties in interest may file petitions to deny, and such parties, including members of the public, may comment upon the service the station has provided during the preceding license term and urge denial of the application. If the FCC finds that the licensee has failed to meet the above-mentioned requirements, it could deny the renewal application or grant a conditional approval, including renewal for a lesser term. The FCC will not consider competing applications contemporaneously with a renewal application. Only after denying a renewal application can the FCC accept and consider competing applications for the license. Although in substantially all cases broadcast licenses are renewed by the FCC even when petitions to deny or competing applications are filed against broadcast license renewal applications, there can be no assurance that the Company's stations' licenses will be renewed. The Company is not aware of any facts or circumstances that could prevent the renewal of the licenses for its stations at the end of their respective license terms.

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

      On a local basis, FCC rules currently allow an individual or entity to have an attributable interest in only one television station in a market. In addition, FCC rules and the Telecommunications Act generally prohibit an individual or entity from having an attributable interest in a television station and a radio station, daily newspaper or cable television system that is located in the same local market area served by the television station. Proposals currently before the FCC could substantially alter these standards. For example, in a pending rulemaking proceeding, the FCC suggested narrowing the geographic scope of the local television cross-ownership rule (the so-called "duopoly rule") from Grade B to Grade A contours for stations in adjacent markets and possibly permitting some two-station combinations within certain markets. The FCC has also proposed eliminating the TV-radio cross-ownership restriction (the so-called

"one-to-a-market" rule) entirely or at least exempting larger markets. In addition, the FCC is seeking comment on issues of control and attribution with respect to local marketing agreements entered into by television stations. It is unlikely that this rulemaking will be concluded until late 1998 or later, and there can be no assurance that any of these rules will be changed or what will be the effect of any such change.

      The Telecommunications Act also directs the FCC to extend its one-to-a-market (TV-Radio) waiver policy from the top 25 to any of the top 50 markets. In addition, the Telecommunications Act directs the FCC to permit a television station to affiliate with two or more networks unless such dual or multiple networks are composed of (i) two or more of the four existing networks (ABC, CBS, NBC, or FOX) or, (ii) any of the four existing networks and one of the two emerging networks (UPN or WBN). The Company believes that Congress does not intend for these limitations to apply if such networks are not operated simultaneously, or if there is no substantial overlap in the territory served by the group of stations comprising each of such networks. The Telecommunications Act also directs the FCC to revise its rules to permit cross-ownership interests between a broadcast network and cable system. The Telecommunications Act further authorizes the FCC to consider revising its rules to permit common ownership of co-located broadcast stations and cable systems.

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

      Under the FCC's ownership rules, a direct or indirect purchaser of certain types of securities of the Company could violate FCC regulations if that purchaser owned or acquired an "attributable" or "meaningful" interest in other media properties in the same areas as stations owned by the Company or in a manner otherwise prohibited by the FCC. All officers and directors of a licensee, as well as general partners, uninsulated limited partners and stockholders who own five percent or more of the voting power of the outstanding common stock of a licensee (either directly or indirectly), generally will be deemed to have an "attributable" interest in the licensee. Certain institutional investors which exert no control or influence over a licensee may own up to 10% of the voting power of the outstanding common stock before attribution occurs. Under current FCC regulations, debt instruments, non-voting stock, certain limited partnership interests (provided the licensee certifies that the limited partners are not "materially involved" in the management and operation of the subject media property) and voting stock held by minority stockholders in cases in which there is a single majority stockholder generally are not subject to attribution. The FCC's cross-interest policy, which precludes an individual or entity from having a "meaningful" (even though not "attributable") interest in one media property and an "attributable" interest in a broadcast cable or newspaper property in the same area, may be invoked in certain circumstances to reach interests not expressly covered by the multiple ownership rules.

      In January 1995, the FCC released a Notice of Proposed Rule Making ("NPRM") designed to permit a "thorough review of [its] broadcast media attribution rules." Among the issues on which comment was sought are (i) whether to change the voting stock attribution benchmarks from five percent to 10% and, for passive investors, from 10% to 20%; (ii) whether there are any circumstances in which non-voting stock interests, which are currently considered non-attributable, should be considered attributable; (iii) whether the FCC should eliminate its single majority shareholder exception (pursuant to which voting interests in excess of five percent are not considered cognizable if a single majority shareholder owns more than 50% of the voting power); (iv) whether to relax insulation standards for business development companies and other widely-held limited partnerships; (v) how to treat limited liability companies and other new business forms for attribution purposes; (vi) whether to eliminate or codify the cross-interest policy; and, (vii) whether to adopt a new policy which would consider whether multiple "cross interests" or other significant business relationships (such as time brokerage agreements, debt relationships or holdings of nonattributable interests), which individually do not raise concerns, raise issues with respect to diversity and competition. At this time, the Company is unable to predict when this inquiry will be completed and there can be no assurance that any of these standards will be changed. Should the attribution rules be changed, the Company is unable to predict what, if any, effect it would have on the Company or its activities. To the best of the Company's knowledge, no officer, director or five percent stockholder of the Company currently holds an interest in another television station, radio station, cable television system or daily newspaper that is inconsistent with the FCC's ownership rules and policies or with ownership by the Company of its stations.

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

      The signal carriage, or "must carry," provisions of the 1992 Cable Act require cable operators to carry the signals of local commercial and non-commercial television stations and certain low power television stations. Systems with 12 or fewer usable activated channels and more than 300 subscribers must carry the signals of at least three local commercial television stations. A cable system with more than 12 usable activated channels, regardless of the number of subscribers, must carry the signals of all local commercial television stations, up to one-third of the aggregate number of usable activated channels of such system. The 1992 Cable Act also includes a retransmission consent provision that prohibits cable operators and other multi-channel video programming distributors from carrying broadcast stations without obtaining their consent in certain circumstances. The "must carry" and retransmission consent provisions are related in that a local television broadcaster, on a cable system-by-cable-system basis, must make a choice once every three years whether to proceed under the "must carry" rules or to waive that right to mandatory but uncompensated carriage and negotiate a grant of retransmission consent to permit the cable system to carry the station's signal, in most cases in exchange for some form of consideration from the cable operator. Cable systems must obtain retransmission consent to carry all distant commercial stations other than "super stations" delivered via satellite.

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

         ADVANCE TELEVISION SERVICE. The FCC has proposed the adoption of rules for implementing advanced television ("ATV") service in the United States. Implementation of digital ATV will improve the technical quality of television signals receivable by viewers and will provide broadcasters the flexibility to offer new services, including high-definition television ("HDTV"), simultaneous broadcasting of multiple programs of standard definition television ("SDTV") and data broadcasting.

      The FCC must adopt ATV service rules and a table of ATV allotments before broadcasters can provide these services enabled by the new technology. On July 28, 1995, the FCC announced the issuance of a NPRM to invite comment on a broad range of issues related to the implementation of ATV, particularly the transition to digital broadcasting. The FCC announced that the anticipated role of digital broadcasting will cause it to revisit certain decisions made in an earlier order. The FCC also announced that broadcasters will be allowed greater flexibility in responding to market demand by transmitting a mix of HDTV, SDTV and perhaps other services. In February 1998, the FCC acted on numerous petitions for reconsideration and issued a new table of allotments that expands the channels (2-51) available for permanent digital broadcasting operations.

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

      DIRECT BROADCASTING SATELLITE SYSTEMS. The FCC has authorized DBS, a service which provides video programming via satellite directly to home subscribers. Local broadcast stations and broadcast network programming are not carried on DBS systems. Proposals recently advanced in the Telecommunications Act include a prohibition on restrictions that inhibit a viewer's ability to receive video programming through DBS services. The FCC has exclusive jurisdiction over the regulation of DBS service. The Company cannot predict the impact of this new service upon the Company's business or the impact of possible legislation on the growth of DBS service.

PAGING

      FEDERAL REGULATION. The Company's paging operations, including its SMR operations, acquired by the Company in September 1996, are subject to regulation by the FCC under the Communications Act. The FCC has granted the Company licenses to use the radio frequencies necessary to conduct its paging and SMR operations. Licenses issued by the FCC to the Company set forth the technical parameters, such as signal strength and tower height, under which the Company is authorized to use those frequencies.

         LICENSE GRANT AND RENEWAL. The FCC licenses granted to the Company are for varying terms of up to 10 years, at the end of which renewal applications must be approved by the FCC. The Company holds various FCC radio licenses which are used in connection with its paging and SMR operations. The license expiration dates for these licenses are staggered, with only a portion of the licenses expiring in any particular calendar year. The largest group of licenses will expire during calendar year 1999. Licensees in the paging and SMR services normally enjoy a license renewal expectancy and the vast majority of license renewal applications are granted in the normal course. Although the Company is unaware of any circumstances which could prevent the grant of renewal applications, no assurance can be given that any of the Company's licenses will be free of competing applications or will be renewed by the FCC. Furthermore, the FCC has the authority to restrict the operations of licensed facilities or to revoke or modify licenses. None of the Company's licenses have ever been revoked or modified involuntarily, and such proceedings by the FCC are rarely undertaken.

         The FCC has enacted regulations regarding auctions for the award of radio licenses. Pursuant to such rules, the FCC may, at any time, require auctions for new or existing services prior to the award of any license, and has done so in the 800 and 900 MHz SMR service band widths. Accordingly, there can be no assurance that the Company will be able to procure additional frequencies, or expand existing paging and SMR networks into new service areas.

         In March 1994, the FCC adopted rules pursuant to which the FCC auctions licenses for blocks of spectrum on a "market area basis." The winner of the license is given the right to use a certain frequency or group of frequencies throughout a defined geographic area and can construct and operate its transmitters throughout this market area without FCC licensing of individual stations. Existing users of the designated frequencies will be protected from interference. The FCC has completed auctions to license various radio services on a market area basis including the first phase of the 800 MHz trunked SMR auction, which concluded in December 1997. In these auctions, successful bidders have made significant auction payments in order to obtain spectrum. In the SMR auction which just closed, the Company was the high bidder for the Tallahassee and Panama City, Florida; Albany, Valdosta and Tifton, Georgia; and Columbus, Georgia and Auburn, Alabama markets. The Company filed its long-form auction application on December 23, 1997, and is not aware of any protests. The time period for filing protests against the pending application has expired.

         Once the Company's application for its licenses is granted, the Company will be required to meet certain coverage bench marks in order to retain its licenses. The Company believes that it will be able to build out the markets won at the auction to meet these bench marks.

         With respect to its paging operations, the Company may chose to participate in the market area licensing auctions for the paging services. The first such auction, for the 900 MHz paging band is tentatively scheduled for the third quarter of calendar year 1998. The lower paging bands, e.g., the exclusive 150 Mhz frequencies on which the Company is licensed, are likely to be the subject of market area licensing auctions in calendar year 1999. There is no assurance that the Company will be able to successfully bid on its existing frequencies; however, users of the designated frequencies will be protected from interference.


EMPLOYEES

      As of February 23, 1998, the Company had 1,020 full-time employees, of which 671 were employees of the Company's stations, 290 were employees of the Company's publications, 49 were employees of the Company's paging operations and 10 were corporate and administrative personnel. None of the Company's employees are represented by unions. The Company believes that its relations with its employees are satisfactory.

CAUTIONARY STATEMENTS FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT

      This annual report on Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the words "believes," "expects," "anticipates," "estimates" and similar words and expressions are generally intended to identify forward-looking statements. Statements that describe the Company's future strategic plans, goals, or objectives are also forward-looking statements. Readers of this report are cautioned that any forward-looking statements, including those regarding the intent, belief or current expectations of the Company or management, are not guarantees of future performance, results or events and involve risks and uncertainties, and that actual results and events may differ materially from those in the forward-looking statements as a result of various factors including, but not limited to, (i) general economic conditions in the markets in which the Company operates, (ii) competitive pressures in the markets in which the Company operates, (iii) the effect of future legislation or regulatory changes on the Company's operations and (iv) other factors described from time to time in the Company's filings with the Securities and Exchange Commission. The forward-looking statements included in this report are made only as of the date hereof. The Company undertakes no obligation to update such forward-looking statements to reflect subsequent events or circumstances.


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

TELEVISION BROADCASTING

    Station/Approximate                                       Owned or
     Property Location                    Use                  Leased        Approximate Size     Expiration of Lease
---------------------------------------------------------------------------------------------------------------------
WKYT
    Lexington, KY            Office, studio and                Owned      34,500 sq. ft.                   --
                             transmission tower site                      building on 20 acres

WYMT
    Hazard, KY               Office and studio                 Owned      21,200 sq. ft.                   --
                                                                          building on 2 acres
    Hazard, KY               Transmission tower site           Leased               --                 June 2005
    Hazard, KY               Transmitter building and
                             improvements                      Owned      1,248 sq. ft.                    --

WRDW
    North Augusta, SC        Office and studio                 Owned      17,000 sq. ft.                   --
                             Transmission tower site           Owned      143 acres                        --

WALB
    Albany, GA               Office and studio                 Owned      13,700 sq. ft.                   --
                             Transmission tower site           Owned      23 acres                         --

WJHG
    Panama City, FL          Office and studio                 Owned      14,000 sq. ft.                   --
    Youngstown, FL           Transmission tower site           Owned      17 acres                         --

-----------------------------------------------------------------------------------------------------------------------




TELEVISION BROADCASTING (CONTINUED)

    Station/Approximate                                       Owned or
     Property Location                    Use                  Leased        Approximate Size     Expiration of Lease
---------------------------------------------------------------------------------------------------------------------
WVLT
    Knoxville, TN            Office and studio                 Owned      18,000 sq. ft.                   --
                             Transmission tower site           Leased     Tower space                  Dec. 1998

WCTV
    Tallahassee, FL          Office and studio                 Leased     21,000 sq. ft. of            Dec. 2014
                                                                          buildings on 37 acres
    Metcalf, GA              Transmission tower site           Leased     182 acres                    Nov. 1999

WITN
    Washington, NC           Office and studio                 Owned      19,600 sq. ft.                  --
    Grifton, NC              Transmitter building              Owned      4,190 sq. ft.                   --
    Grifton, NC              Transmission tower site           Leased     9 acres                      Jan. 1999

Lynqx Communications
    Baton Rouge, LA          Office and repair site            Leased     6,800 sq. ft.                Dec. 1999
    Tallahassee, FL          Office                            Owned      1,000 sq. ft.                   --
-----------------------------------------------------------------------------------------------------------------------

PUBLISHING

                                                              Owned or
 Company/Property Location                Use                  Leased        Approximate Size     Expiration of Lease
-----------------------------------------------------------------------------------------------------------------------

The Albany Herald
    Publishing Company,
    Inc.
    Albany, GA               Offices, printing press and       Owned      83,000 sq. ft.                  --
                             production facility for The
                             Albany Herald Publishing
                             Company, Inc.

The Rockdale Citizen
    Publishing Company
    Conyers, GA              Offices for THE ROCKDALE          Owned      20,000 sq. ft.                  --
                             CITIZEN

    Conyers, GA              Offices, printing press and       Leased     20,000 sq. ft.               May 2002
                             production facility for THE
                             ROCKDALE CITIZEN  and the
                             GWINNETT DAILY POST

    Lawrenceville, GA        Offices and production            Leased     11,000 sq. ft.               Nov 1999
                             facilities of the GWINNETT
                             DAILY POST

The Southwest Georgia        Offices                           Owned      5,500 sq. ft.                   --
     Shoppers, Inc.
     Tallahassee, FL




PAGING

                                                              Owned or
     Property Location                    Use                  Leased        Approximate Size     Expiration of Lease
-----------------------------------------------------------------------------------------------------------------------

Albany, GA                           Sales Office              Leased     800 sq. ft.            May 2000

Columbus, GA                         Sales Office              Leased     1,000 sq. ft.          July 1998

Dothan, AL                           Sales Office              Leased     800 sq. ft.            Feb. 2000

Macon, GA                            Sales Office              Leased     1,260 sq. ft.          July 1998

Tallahassee, FL                      Sales Office              Leased     1,800 sq. ft.          Sept. 2000

Tallahassee, FL               General and Administrative       Leased     2,400 sq. ft.          March 2002
                                        Office

Thomasville, GA                      Sales Office              Leased     300 sq. ft.            May 2000

Valdosta, GA                         Sales Office              Leased     400 sq. ft.            Sept. 2000

Panama City, FL                      Sales Office              Leased     1,050 sq. ft.          Jan. 2000

Gainsville, FL                       Sales Office              Leased     800 sq. ft.            Oct. 2000

Central, FL (1)                Various Sales Offices (1)       Leased     (1)                    (1)


(1) The paging operations have five sales office locations in the Central Florida region. These offices are leased and average approximately 600 sq. ft. Three of the leases are month to month with the remaining two leases expiring in April and October 1999.

      The paging operations also lease space on various towers in Florida, Georgia and Alabama. These tower leases have expiration dates ranging from 1998 to 2002.

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

EXECUTIVE OFFICERS

      Set forth below is certain information with respect to the executive officers of the Company:

      J. Mack Robinson, age 74, has been President and Chief Executive Officer, of the Company since September 1996. Mr. Robinson has been Chairman of the Board of Bull Run Corporation since March 1994, Chairman of the Board and President of Delta Life Insurance Company and Delta Fire and Casualty Insurance Company since 1958, President of Atlantic American Corporation, an insurance holding company, from 1988 until 1995 and Chairman of the Board of Atlantic American Corporation since 1974.

      Robert S. Prather, age 53, has been Executive Vice President-Acquisitions of the Company since September 1996. He has been President and Chief Executive Officer of Bull Run Corporation since July 1992.

      Robert A. Beizer, age 58, has been Vice President for Law and Development and Secretary of the Company since February 1996. From June 1994 to February 1996 he was of counsel to Venable, Baetjer, Howard & Civiletti, a law firm, in its regulatory and legislative practice group. From 1990 to 1994 Mr. Beizer was a partner at the law firm of Sidley & Austin and was head of its communications practice group in Washington, D.C. He is a past president of the Federal Communications Bar Association and a member of the ABA House of Delegates.

      Joseph A. Carriere, age 65, has been Vice President-Television of the Company since September 1996. Prior to that appointment, he served as Vice President-Corporate Sales from February 1996. He has been President and General Manager of WVLT-TV, Inc., a subsidiary of the Company, since September 1996. From November 1994 until his appointment as Vice President-Corporate Sales, he served as President and General Manager of KTVE Inc., a subsidiary of the Company. Prior to joining the Company in 1994, Mr. Carriere was employed by Withers Broadcasting Company of Colorado as General Manager from 1991 to 1994. He has served as a past chairman of the CBS Affiliates Advisory Board and as a member of the Television Board of Directors of the National Association of Broadcasters.

      William A. Fielder, III, age 39, had been Vice President and Chief Financial Officer of the Company since August 1993. Prior to this position, he served as Controller of the Company from April 1991 to August 1993. Effective March 9, 1998, Mr. Fielder resigned to accept a position with a software company.

      Thomas J. Stultz, age 46, has been Vice President of the Company and President of the Company's publishing division since February 1996. Prior to joining the Company, he was employed by Multimedia Newspaper Company, where he served as Vice President from 1988 to 1995.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

      Since June 30, 1995, the Company's Class A Common Stock has been listed and traded on The New York Stock Exchange (the "NYSE") under the symbol "GCS." Since September 24, 1996, the date of its initial issuance, the Company's Class B Common Stock, no par value, (the "Class B Common Stock") has also been listed and traded on the NYSE under the symbol "GCS.B". The following table sets forth the high and low sale prices of the Class A and Class B Common Stock as well as the cash dividend declared for the periods indicated. The high and low sales prices of the Class B Common Stock are as reported by the NYSE since the date of its initial issuance.

                                          CLASS A COMMON STOCK                      CLASS B COMMON STOCK
                                ------------------------------------------------------------------------------------
                                                                CASH                                       CASH
                                                              DIVIDENDS                                 DIVIDENDS
                                                            DECLARED PER                                 DECLARED
                                    HIGH           LOW          SHARE         HIGH           LOW        PER SHARE
                                -------------------------------------------------------- ------------- -------------
FISCAL 1996
    First Quarter                  $20.38        $15.75         $0.02          ---           ---           ---
    Second Quarter                  23.25         18.75          0.02          ---           ---           ---
    Third Quarter                   23.13         20.25          0.02        $20.50         $18.00         ---
    Fourth Quarter                  21.25         17.50          0.02         19.50          14.88         $0.02

FISCAL 1997
    First Quarter                  $20.75        $17.63         $0.02        $19.50         $16.38         $0.02
    Second Quarter                  22.43         16.75          0.02         20.88          15.38          0.02
    Third Quarter                   25.63         20.31          0.02         25.50          18.88          0.02
    Fourth Quarter                  27.88         25.00          0.02         26.13          24.06          0.02


      As of February 23, 1998, the Company had 4,534,195 outstanding shares of Class A Common Stock held by 1,209 shareholders and 3,402,755 outstanding shares of Class B Common Stock held by 825 shareholders. The number of shareholders includes shareholders of record and individual participants in security position listings as furnished to the Company pursuant to Rule 17Ad-8 under the Exchange Act.

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

      The Senior Credit Facility and the Company's Senior Subordinated Notes due 2006 (the "Notes") each contain covenants that restrict the ability of the Company to pay dividends on its capital stock. However, the Company does not believe that such convenants currently limit its ability to pay dividends at the recent quarterly rate of $0.02 per share. In addition to the foregoing, the declaration and payment of dividends on the Class A Common Stock and the Class B Common Stock are subject to the discretion of the Board of Directors. Any future payments of dividends will depend on the earnings and financial position of the Company and such other factors as the Board of Directors deems relevant.

ITEM 6.  SELECTED FINANCIAL DATA

      Set forth below are certain selected historical consolidated financial data of the Company. This information should be read in conjunction with the Audited Consolidated Financial Statements of the Company and related notes thereto appearing elsewhere herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations-Results of Operations of the Company." The selected consolidated financial data for, and as of the end of, each of the years in the five-year period ended December 31, 1997, are derived from the Audited Consolidated Financial Statements of the Company and its subsidiaries. Also see pro forma data for the WITN Acquisition, the GulfLink Acquisition, the First American Acquisition and the Augusta Acquisition in Note C and the KTVE Sale in Note B to the Company's Audited Consolidated Financial Statements included elsewhere herein.

                                                                      YEAR ENDED DECEMBER 31,
                                                  ------------------------------------------------------------------
                                                    1997(1)      1996 (2)      1995 (3)     1994 (3)       1993
                                                  ------------- ------------ -------------------------- -------------
                                                               (IN THOUSANDS EXCEPT PER SHARE DATA)
STATEMENTS OF INCOME DATA
Revenues                                           $ 103,548      $  79,305       $58,616      $36,518      $25,113
Operating Income                                      20,730         16,079         6,860        6,276        3,531
Income (loss) from continuing operations              (1,402)         5,678           931        2,766        1,680
Income (loss) from continuing operations
    available to common stockholders                  (2,812)         5,302           931        2,766        1,680
Income (loss) from continuing operations
    available to common stockholders
    per common share (4):
          Basic                                        (0.36)          0.98          0.21         0.59         0.36
          Diluted                                      (0.36)          0.94          0.21         0.59         0.36
Cash dividends per common share (4)                $    0.08       $   0.08       $  0.08      $  0.07      $  0.07


BALANCE SHEET DATA (AT END OF PERIOD):
Total Assets                                       $ 345,051       $298,664       $78,240      $68,789      $21,372
Long-term Debt                                     $ 227,076       $173,368       $54,324      $52,940      $ 7,759


---------------------------------------------------
(1) The financial data reflects the operating results of the WITN Acquisition and the GulfLink Acquisition, which were completed in 1997, as of their respective acquisition dates. See Note C to the Company's Audited Consolidated Financial Statements included elsewhere herein.

(2) The financial data reflects the operating results of the Augusta Acquisition and the First American Acquisition, as well as the KTVE Sale, all of which were completed in 1996, as of their respective acquisition, or disposition, dates. The Company also incurred an extraordinary charge in connection with the early extinguishment of debt. See Notes B, C and D to the Company's Audited Consolidated Financial Statements included elsewhere herein.

(3) The financial data reflects the operating results of various acquisitions completed in 1994 and 1995 as of their respective acquisition dates. See Note C of the Company's Audited Consolidated Financial Statements included elsewhere herein.

(4) On August 17, 1995, the Company's Board of Directors authorized a 50% stock dividend on the Company's Class A Common Stock payable October 2, 1995 to stockholders of record on September 8, 1995 to effect a three for two stock split. All applicable share and per share data have been adjusted to give effect to the stock split.

      THESE SUMMARIES SHOULD BE READ IN CONJUNCTION WITH THE RELATED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED UNDER ITEM 8.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS OF THE COMPANY

INTRODUCTION

      The following analysis of the financial condition and results of operations of Gray Communications Systems, Inc. (the "Company") should be read in conjunction with the Company's Audited Consolidated Financial Statements and notes thereto included elsewhere herein.

         The Company derives its revenues from its television broadcasting, publishing and paging operations. On February 13, 1998, the Company signed a definitive purchase agreement to acquire all of the outstanding capital stock of Busse Broadcasting Corporation ("Busse"). Busse owns and operates three VHF television stations: KOLN-TV, the CBS affiliate operating on Channel 10 in the Lincoln-Hastings-Kearney, Nebraska television market, and its satellite station KGIN-TV, the CBS affiliate operating on Channel 11 serving Grand Island, Nebraska; and WEAU-TV, the NBC affiliate operating on Channel 13 serving the Eau Claire-La Crosse, Wisconsin market. The purchase of Busse is subject to FCC approval; however, the parties expect to close the transaction on or before September 1, 1998.

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

         In September 1996, the Company acquired substantially all of the assets of WKXT-TV ("WKXT"), WCTV-TV ("WCTV"), a satellite uplink and production services business and a communications and paging business (the "First American Acquisition"). Subsequent to the First American Acquisition, the Company rebranded WKXT with the call letters WVLT ("WVLT") as a component of its strategy to promote the station's upgraded news product. On January 4, 1996, the Company purchased substantially all of the assets of WRDW-TV (the "Augusta Acquisition"). The First American Acquisition and the Augusta Acquisition are collectively referred to as the "1996 Broadcasting Acquisitions." As a result of these acquisitions, the proportion of the Company's revenues derived from television broadcasting has increased significantly. The Company anticipates that the proportion of the Company's revenues derived from television broadcasting will increase further as a result of the announced acquisition of Busse, and the completed acquisitions of WITN and GulfLink Communications, Inc. As a result of the higher operating margins associated with the Company's television broadcasting operations, the profit contribution of these operations as a percentage of revenues, has exceeded, and is expected to continue to exceed, the profit contributions of the Company's publishing and paging operations. Set forth below, for the periods indicated, is certain information concerning the relative contributions of the Company's television broadcasting, publishing and paging operations.



                                                                 YEAR ENDED DECEMBER 31,
                                       ----------------------------------------------------------------------------
                                                 1997                     1996                      1995
                                       -------------------------------------------------- -------------------------
                                                      PERCENT                  PERCENT                   PERCENT
                                          AMOUNT      OF TOTAL     AMOUNT      OF TOTAL      AMOUNT      OF TOTAL
                                       ------------- ------------------------------------ ------------- -----------
                                                                 (DOLLARS IN THOUSANDS)

BROADCASTING
Revenues                                    $72,300       69.8%       $54,981      69.3%       $36,750       62.7%
Operating income(1)                          19,309       82.9%        16,989      84.0%        10,585       94.1%

PUBLISHING
Revenues                                    $24,536       23.7%       $22,845      28.8%       $21,866       37.3%
Operating income(1)                           2,810       12.1%         3,167      15.7%           660        5.9%

PAGING
Revenues                                    $ 6,711        6.5%       $ 1,479       1.9%      $     -0-        -0-%
Operating income(1)                           1,181        5.0%            71       0.3%            -0-        -0-%


------------------------

(1) Represents income before miscellaneous income (expense), allocation of corporate overhead, interest expense, income taxes and extraordinary charge.

      The operating revenues of the Company's television stations are derived from broadcast advertising revenues and, to a much lesser extent, from compensation paid by the networks to the stations for broadcasting network programming. The operating revenues of the Company's publishing operations are derived from advertising, circulation and classified revenue. Paging revenue is derived primarily from the leasing and sale of pagers.

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

      Most broadcast advertising contracts are short-term, and generally run only for a few weeks. Approximately 56% of the gross revenues of the Company's television stations for the year ended December 31, 1997, were generated from local advertising, which is sold primarily by a station's sales staff directly to local accounts, and the remainder represented primarily by national advertising, which is sold by a station's national advertising sales representative. The stations generally pay commissions to advertising agencies on local, regional and national advertising and the stations also pay commissions to the national sales representative on national advertising.

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

      The following table sets forth certain operating data for the broadcast, publishing and paging operations for the years ended December 31, 1997, 1996 and 1995.

                                                                                YEAR ENDED DECEMBER 31,
                                                                     ----------------------------------------------
                                                                          1997           1996            1995
                                                                     ------------------------------ ---------------
                                                                                    (IN THOUSANDS)

Operating income                                                          $20,730        $16,079       $ 6,860
Add:
     Amortization of program license rights                                 3,501          2,743         1,647
     Depreciation and amortization                                         14,519          7,663         3,959
     Corporate overhead                                                     2,528          3,219         2,258
     Non-cash compensation and contribution
         to 401(k) plan, paid in Common Stock                                 412          1,125         2,612
Less:
     Payments for program license liabilities                              (3,629)        (2,877)       (1,777)
                                                                           ------         ------        -------
Media cash flow (1)                                                       $38,061        $27,952       $15,559
                                                                          =======        =======       =======


----------------------

(1) Of media cash flow, $30.5 million, $22.6 million and $13.6 million was attributable to the Company's broadcasting operations in 1997, 1996, and 1995, respectively; $4.9 million, $5.0 million and $2.0 million was attributable to the Company's publishing operations in 1997, 1996 and 1995, respectively; and $2.7 million, $401,000 and $-0- was attributable to the Company's paging operations in 1997, 1996 and 1995, respectively.

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

      Since 1995, the Company has completed several broadcasting and publishing acquisitions and a broadcasting disposition. The financial results of the Company reflect significant increases between the years ended December 31, 1997, December 31, 1996 and December 31, 1995, in substantially all line items. The principal reason for these increases was the completion by the Company of the WITN Acquisition (August 1997), the First American Acquisition (September 1996) and the Augusta Acquisition (January 1996). The purchase prices for the WITN Acquisition, the First American Acquisition and the Augusta Acquisition were approximately $41.7 million, $183.9 million and $37.2 million, respectively. The Company sold the assets of KTVE Inc. (the "KTVE Sale"), its NBC-affiliated television station, in Monroe, Louisiana-El Dorado, Arkansas on August 20, 1996. The sales price included $9.5 million in cash plus the amount of the accounts receivable (approximately $829,000).

      In addition, during 1995 the Company acquired the GWINNETT DAILY POST for approximately $3.7 million (January 1995) and three area weekly advertising only direct mail publications ("Shoppers") for an aggregate purchase price of approximately $1.4 million (September 1995) (the "1995 Publishing
Acquisitions").

CASH FLOW PROVIDED BY (USED IN) OPERATING, INVESTING AND FINANCING ACTIVITIES

         The following table sets forth certain cash flow data for the Company for the years ended December 31, 1997, 1996 and 1995.

                                                                         YEAR ENDED DECEMBER 31,
                                                       -------------------------------------------------------------
                                                             1997                  1996                  1995
                                                       -----------------     -----------------     -----------------
                                                                              (IN THOUSANDS)

 Cash flows provided by (used in)
    Operating activities                                  $   9,744            $   12,092            $    7,600
    Investing activities                                    (57,498)             (205,068)               (8,929)
    Financing activities                                     49,071               193,467                 1,331


BROADCASTING, PUBLISHING AND PAGING REVENUES

      Set forth below are the principal types of broadcasting, publishing and paging revenues earned by the Company's television stations, publishing and paging operations for the periods indicated and the percentage contribution of each of the Company's total broadcasting, publishing and paging revenues, respectively:

                                                                 YEAR ENDED DECEMBER 31,
                                        ----------------------------------------------------------------------------
                                                  1997                    1996                       1995
                                        -------------------------------------------------- -------------------------
                                           AMOUNT         %         AMOUNT         %          AMOUNT         %
                                        ------------- ------------------------- ---------- ------------- -----------
                                                                  (DOLLARS IN THOUSANDS)

BROADCASTING
Net Revenues:
    Local                                   $ 40,486      39.1%        $30,046     37.9%        $20,888       35.6%
    National                                  21,563      20.8%         15,611     19.7%         10,881       18.6%
    Network compensation                       4,977       4.8%          3,661      4.6%          2,487        4.2%
    Political                                    137       0.1%          3,612      4.6%          1,174        2.0%
    Production and other                       5,137       5.0%          2,051      2.5%          1,320        2.3%
                                            --------     -----         -------    -----        --------      ------
                                            $ 72,300      69.8%        $54,981     69.3%        $36,750       62.7%
                                            ========    ======         =======   ======        ========      ======

PUBLISHING
Revenues:
    Retail                                  $ 11,936      11.5%        $11,090     14.0%        $11,044       18.8%
    Classifieds                                7,344       7.1%          6,150      7.8%          5,324        9.1%
    Circulation                                4,779       4.6%          4,271      5.4%          3,784        6.5%
    Other                                        477       0.5%          1,334      1.6%          1,714        2.9%
                                            --------     -----        --------   ------        --------     -------
                                            $ 24,536      23.7%        $22,845     28.8%        $21,866       37.3%
                                            ========     =====        ========   ======        ========     =======

PAGING
Revenues:
    Paging lease, sales and service         $  6,712       6.5%        $ 1,479      1.9%        $   0.0        0.0%
                                            ========    =======       ========    =======      ========   =========

TOTAL                                       $103,548     100.0%        $79,305    100.0%        $58,616      100.0%
                                            ========     ======        =======    ======        =======      ======



YEAR ENDED DECEMBER 31, 1997 TO YEAR ENDED DECEMBER 31, 1996

      REVENUES. Total revenues for the year ended December 31, 1997, increased $24.2 million, or 30.6%, over the year ended December 31, 1996, from $79.3 million to $103.5 million. This increase was attributable to the net effect of
(i) increased revenues as a result of the WITN Acquisition, the GulfLink Acquisition and the First American Acquisition, (ii) increases in total non-political revenues of the Company (excluding the WITN Acquisition, the GulfLink Acquisition and the First American Acquisition) and (iii) increased publishing revenue, all of which were partially offset by decreased political revenues and decreased revenues as a result of the KTVE Sale. The net increase in revenue due to the WITN Acquisition, the GulfLink Acquisition and the First American Acquisition less the effect of the KTVE Sale was $23.4 million, or 96.7% of the $24.2 million increase.

      Broadcast net revenues increased $17.3 million, or 31.5%, over the prior year, from $55.0 million to $72.3 million. The First American Acquisition, the WITN Acquisition and the GulfLink Acquisition accounted for $16.5 million, $3.3 million and $1.4 million, respectively, of the broadcast net revenue increase. On a pro forma basis, assuming the First American Acquisition had been effective on January 1, 1996, broadcast net revenues for the First American Acquisition for the year ended December 31, 1997, decreased $700,000, or 3.0%, over the year ended December 31, 1996, from $23.9 million to $23.2 million. On a pro forma basis, assuming the WITN Acquisition had been effective on January 1, 1996, broadcast net revenues for the WITN Acquisition for the year ended December 31, 1997, decreased $600,000, or 7.0%, over the year ended December 31, 1996, from $8.4 million to $7.8 million. On a pro forma basis, political revenue for the First American Acquisition and the WITN Acquisition decreased $1.3 million and $650,000, respectively, over the prior year. The KTVE Sale resulted in a decrease in broadcast net revenues of $3.0 million. Broadcast net revenues, excluding the First American Acquisition, the WITN Acquisition and the GulfLink Acquisition and the operating results of KTVE, decreased $800,000, or 1.8%, over the prior year. This decrease of $800,000 resulted primarily from decreased political spending of $3.1 million partially offset by increased local advertising spending and national advertising spending of $1.5 million and $600,000, respectively.

      Publishing revenues increased $1.7 million, or 7.4%, over the prior year, from $22.8 million to $24.5 million. Retail advertising, classified advertising and circulation revenue increased approximately $850,000, $1.2 million and $500,000, respectively, which was partially offset by a decrease in other revenue of $860,000. The increase in retail advertising and classified advertising was primarily the result of increased rates partially offset by decreased linage. The increase in circulation revenue was attributable primarily to the increase in subscribers at the GWINNETT DAILY POST from 13,000 at December 31, 1996, to 49,000 at December 31, 1997. The increases in retail advertising, classified advertising and circulation revenue were offset by a decrease of $800,000 in commercial printing and events marketing revenue.

      Paging revenue increased $5.2 million, or 353.8%, from $1.5 million to $6.7 million primarily due to the First American Acquisition. On a pro forma basis, assuming the First American Acquisition had been effective January 1, 1996, paging revenue for the year ended December 31, 1997, increased $1.2 million, or 21.6%, over the year ended December 31, 1996, from $5.5 million to $6.7 million. The increase was attributable primarily to an increase in the number of units in service. The Company had approximately 67,000 units in service at December 31, 1997, and 49,500 units in service at December 31, 1996.

      OPERATING EXPENSES. Operating expenses for the year ended December 31, 1997, increased $19.6 million, or 31.0%, over the year ended December 31, 1996, from $63.2 million to $82.8 million. This increase was attributable to the net effect of (i) increased expenses resulting from the WITN Acquisition, the GulfLink Acquisition and the First American Acquisition, (ii) increased publishing expenses, (iii) decreased broadcast expense of the Company (excluding the WITN Acquisition, and the GulfLink Acquisition, the First American Acquisition and the effects of the KTVE Sale), (iv) decreased expenses resulting from the KTVE Sale and (v) decreased non-cash compensation. The net increase in operating expenses (exclusive of depreciation and amortization) due to the WITN Acquisition, the GulfLink Acquisition and the First American Acquisition less the effects of the KTVE Sale was $13.7 million.

      Broadcast expenses increased $9.5 million, or 29.4%, over the prior year, from approximately $32.4 million to approximately $42.0 million. The increase was attributable primarily to the WITN Acquisition, the GulfLink Acquisition and the First American Acquisition partially offset by the KTVE Sale. The First American Acquisition, the WITN Acquisition and the GulfLink Acquisition accounted for $9.9 million, $1.9 million and $1.2 million, respectively, of the broadcast expense increase. On a pro forma basis, assuming the First American Acquisition had been effective on January 1, 1996, broadcast expense for First American Acquisition for the year ended December 31, 1997, increased $1.2 million, or 9.8%, over the year ended December 31, 1996, from $12.2 million to $13.4 million. On a pro forma basis, assuming the WITN Acquisition had been effective on January 1, 1996, broadcast expense for the WITN Acquisition for the year ended December 31, 1997, decreased $200,000, or 4.2%, over the year ended December 31, 1996, from $4.8 million to $4.6 million. The KTVE Sale resulted in a decrease in broadcast expenses of $2.2 million. Broadcast expenses, excluding the results of the WITN Acquisition, the GulfLink Acquisition and the First American Acquisition and the KTVE Sale, decreased $1.3 million, or 4.9%, as a result of lower payroll and other costs.

      Publishing expenses increased $1.8 million, or 10.1%, over the prior year, from approximately $17.9 million to approximately $19.8 million. This increase resulted primarily from an increase in expenses associated with an expansion of the news product and circulation at one of the Company's properties partially offset by a decrease in work force related costs and improved newsprint pricing. Average newsprint costs decreased approximately 14.4% while newsprint consumption increased approximately 27.7%.

      Paging expenses increased $3.0 million, or 275.8%, over the prior year, from $1.1 million to $4.1 primarily due to the First American Acquisition. On a pro forma basis, assuming the First American Acquisition had been effective January 1, 1996, paging expenses for the year ended December 31, 1997, increased $220,000, or 5.7%, over the year ended December 31, 1996, from $3.8 million to $4.1 million. This increase was attributable primarily to increased payroll expenses.

      Corporate and administrative expenses decreased $700,000, or 21.5%, over the prior year, from $3.2 million to $2.5 million. This decrease was attributable primarily to a reduction of compensation expense at the corporate level.

      DEPRECIATION AND AMORTIZATION. Depreciation of property and equipment and amortization of intangible assets was $14.5 million for the year ended December 31, 1997, compared to $7.7 million for the prior year, an increase of $6.8 million, or 89.5%. This increase was primarily the result of higher depreciation and amortization costs related to the WITN Acquisition, the GulfLink Acquisition and the First American Acquisition.

      NON-CASH COMPENSATION. Non-cash compensation for the year ended December 31, 1996, resulted from the Company's employment agreement with its former President, Ralph W. Gabbard, who died unexpectedly in September 1996.

      MISCELLANEOUS INCOME AND EXPENSE, NET: Miscellaneous income and expense decreased $5.7 million from income of $5.7 million for the year ended December 31, 1996, to expense of $31,000 for the year ended December 31, 1997. The decrease was primarily attributable to the KTVE Sale which resulted in a gain before income tax of $5.7 million for the year ended December 31, 1996.

      INTEREST EXPENSE. Interest expense increased $10.2 million, or 87.0%, from $11.7 million for the year ended December 31, 1996, to $21.9 million for the year ended December 31, 1997. This increase was attributable primarily to increased levels of debt resulting from the financing of the the WITN Acquisition, the GulfLink Acquisition and the First American Acquisition. The effective interest rate of the Company's senior subordinated notes at December 31, 1997 and December 31, 1996, was approximately 10.6%. The effective interest rate of the Company's Senior Credit Facility at December 31, 1997, and December 31, 1996, was approximately 7.9% and 8.4%, respectively.

      EXTRAORDINARY CHARGE: An extraordinary charge of $5.3 million ($3.2 million after taxes) was recorded for the year ended December 31, 1996, in connection with the early retirement of the Company's former bank credit facility and the $25.0 million senior secured note with an institutional investor (the "Senior Note").

      NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS. Net loss available to common shareholders for the Company was $2.8 million for the year ended December 31, 1997, compared with net income available to common shareholders of $2.1 million for the year ended December 31, 1996, a decrease of $4.9 million, or 231.2%.

YEAR ENDED DECEMBER 31, 1996 TO YEAR ENDED DECEMBER 31, 1995

      REVENUES. Total revenues for the year ended December 31, 1996, increased $20.7 million, or 35.3%, over the year ended December 31, 1995, from $58.6 million to $79.3 million. This increase was attributable to the net effect of
(i) increased revenues as a result of the 1996 Broadcasting Acquisitions, (ii) increases in total revenues of the Company (excluding the 1996 Broadcasting Acquisitions) and (iii) decreased revenues as a result of the KTVE Sale. The 1996 Broadcasting Acquisitions, net of the effects of the KTVE Sale, accounted for $16.4 million, or 79.3%, of the revenue increase.

      Broadcast net revenues increased $18.2 million, or 49.6%, over the prior year, from approximately $36.7 million to approximately $55.0 million. The 1996 Broadcasting Acquisitions, net of the effects of the KTVE Sale, accounted for $14.9 million, or 81.9%, of the broadcast net revenue increase. On a pro forma basis, assuming the 1996 Broadcasting Acquisitions had been effective on January 1, 1995, broadcast net revenues for the 1996 Broadcasting Acquisitions for the year ended December 31, 1996, increased $2.0 million, or 6.4%, over the year ended December 31, 1995, from $31.3 million to $33.3 million. The KTVE Sale resulted in a decrease in broadcast net revenues of $1.2 million. Broadcast net revenues, excluding the 1996 Broadcasting Acquisitions and the operating results of KTVE, increased $3.3 million, or 9.0%, over the prior year. Approximately $1.4 million, $1.4 million, $267,000 and $224,000 of the $3.3 million increase in broadcast net revenues, excluding the 1996 Broadcasting Acquisitions and the operating results of KTVE, was due to increased political advertising spending, local advertising spending, network compensation and other revenue, respectively.

      Publishing revenues increased approximately $1.0 million, or 4.5%, over the prior year, from approximately $21.9 million to approximately $22.8 million. Circulation and classified advertising revenue comprised approximately $486,000 and $826,000, respectively, of the revenue increase. This increase in circulation revenue was attributable primarily to price increases in 1996 at two of the Company's publishing operations and the conversion of the GWINNETT DAILY POST to a five-day-a-week paper. The increase in classified advertising was primarily the result of linage increases. These increases were offset by a decrease of $267,000 in commercial printing revenue.

      Paging revenue increased $1.5 million due to the 1996 Broadcasting Acquisitions. On a pro forma basis, assuming the 1996 Broadcasting Acquisitions had been effective January 1, 1995, paging revenue for the year ended December 31, 1996, increased $621,000, or 12.7%, over the year ended December 31, 1995, from $4.9 million to $5.5 million. The increase was attributable primarily to higher sales volume generated by a reseller program implemented during 1995.

      OPERATING EXPENSES. Operating expenses for the year ended December 31, 1996, increased $11.5 million, or 22.2%, over the year ended December 31, 1995, from approximately $51.8 million to approximately $63.2 million. This increase was attributable to the net effect of (i) increased expenses resulting from the 1996 Broadcasting Acquisitions, (ii) increases in total expenses of the Company (excluding the 1996 Broadcasting Acquisitions), (iii) decreased expenses resulting from the KTVE Sale, (iv) decreased publishing expenses and (v) decreased non-cash compensation. The 1996 Broadcasting Acquisitions net of the effects of the KTVE Sale accounted for $9.3 million, or 80.7%, of the increase in operating expenses.

      Broadcast expenses increased $9.2 million, or 39.8%, over the prior year, from $23.2 million to $32.4 million. The increase was attributable primarily to the 1996 Broadcasting Acquisitions partially offset by the KTVE Sale. The 1996 Broadcasting Acquisitions, net of the effects of the KTVE Sale, accounted for approximately $8.2 million, or 88.5%, of the broadcast expense increase. On a pro forma basis, assuming the 1996 Broadcasting Acquisitions had been effective on January 1, 1995, broadcast expenses for the 1996 Broadcasting Acquisitions for the year ended December 31, 1996, increased

$432,000, or 2.4%, over the year ended December 31, 1995, from $17.5 million to $18.0 million. The KTVE Sale resulted in a decrease in broadcast expenses of $1.1 million. Broadcast expenses, excluding the results of the 1996 Broadcasting Acquisitions and the KTVE Sale, increased $1.1 million, or 5.3%, as a result of higher payroll costs partially offset by lower syndicated film expense.

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

      Paging expenses increased $1.1 million due to the 1996 Broadcasting Acquisitions. On a pro forma basis, assuming the 1996 Broadcasting Acquisitions had been effective January 1, 1995, paging expenses for the year ended December 31, 1996, increased $637,000, or 19.9%, over the year ended December 31, 1995, from $3.2 million to $3.8 million. This increase was attributable primarily to increased trade expense, administrative expense and other communication expenses.

      Corporate and administrative expenses increased $960,000, or 42.5%, over the prior year, from $2.3 to $3.2 million. This increase was attributable primarily to the addition of several officers at the corporate level.

      DEPRECIATION AND AMORTIZATION. Depreciation of property and equipment and amortization of intangible assets was $7.7 million for the year ended December 31, 1996, compared to $3.9 million for the prior year, an increase of approximately $3.8 million, or 93.6%. This increase was primarily the result of higher depreciation and amortization costs related to the 1996 Broadcasting Acquisitions.

      NON-CASH COMPENSATION. Non-cash compensation paid in Class A Common Stock resulted from the Company's employment agreements with its former President, Ralph W. Gabbard, who died unexpectedly in September 1996 and its former chief executive officer, John T. Williams, who resigned in December 1995. Non-cash compensation was $880,000 for the year ended December 31, 1996, compared to $2.3 million for the prior year, a decrease of $1.4 million, or 62.1%. The decrease was primarily attributable to a restricted stock award to the estate of Ralph W. Gabbard, for which the Company incurred expense of $880,000 for the year ended December 31, 1996, and the 1995 restricted stock award of 150,000 shares of Class A Common Stock to John T. Williams, for which the Company incurred expense of $2.1 million for the year ended December 31, 1995.

      MISCELLANEOUS INCOME AND EXPENSE, NET: Miscellaneous income and expense increased $5.6 million from $143,600 for the year ended December 31, 1995, to $5.7 million for the year ended December 31, 1996. The increase was primarily attributable to the KTVE Sale which resulted in a gain before income tax of $5.7 million.

      INTEREST EXPENSE. Interest expense increased $6.3 million, or 114.9%, from $5.4 million for the year ended December 31, 1995, to $11.7 million for the year ended December 31, 1996. This increase was attributable primarily to increased levels of debt resulting from the financing of the 1996 Broadcasting Acquisitions. The Company entered into a $25.0 million notional amount five year interest rate swap agreement of June 2, 1995, to effectively convert a portion of its floating rate debt to a fixed rate basis. Effective May 14, 1996, the Company received $254,000 as settlement of this interest rate swap agreement. The effective interest rate of the Company's senior subordinated notes and Senior Credit Facility at December 31, 1996, was approximately 10.6% and 8.4%, respectively.

      EXTRAORDINARY CHARGE: An extraordinary charge of $5.3 million ($3.2 million after taxes) was recorded for the year ended December 31, 1996, in connection with the early retirement of the Company's former credit facility and Senior Note.

      NET INCOME AVAILABLE TO COMMON SHAREHOLDERS. Net income available to common shareholders for the Company was $2.1 million for the year ended December 31, 1996, compared with $931,000 for the year ended December 31, 1995, an increase of $1.2 million, or 130.2%.


LIQUIDITY AND CAPITAL RESOURCES

      The Company's working capital was $10.1 million and $158,000 at December 31, 1997, and 1996, respectively. The Company's cash provided from operations was $9.7 million, $12.1 million and $7.6 million in 1997, 1996 and 1995, respectively. Management believes that current cash balances, cash flows from operations and the available funds under its Senior Credit Facility will be adequate to provide for the Company's capital expenditures, debt service, cash dividends and working capital requirements. The agreement pursuant to which the Senior Credit Facility was issued contains certain restrictive provisions, which, among other things, limit capital expenditures and additional indebtedness and require minimum levels of cash flows. Additionally, the effective interest rate of the Senior Credit Facility can be changed based upon the Company's maintenance of certain operating ratios as defined by the Senior Credit Facility, not to exceed the lender's prime rate plus 0.5% or LIBOR plus 2.25%. The Senior Credit Facility contains restrictive provisions similar to the provisions of the Company's 105/8 % Senior Subordinated Notes due 2006. The amount borrowed by the Company and the amount available to the Company under the Senior Credit Facility at December 31, 1997, was $65.6 million and $59.4 million, respectively.

      The Company's cash used in investing activities was $57.5 million, $205.1 million and $8.9 million in 1997, 1996 and 1995, respectively. The decrease of $147.6 million from 1996 to 1997 was primarily due to the net impact of the WITN Acquisition and the GulfLink Acquisition in 1997 offset by the 1996 Broadcasting Acquisitions in 1996. The increase of $196.2 million from 1995 to 1996 was primarily due to the 1996 Broadcasting Acquisitions.

      The Company was provided $49.1 million, $193.5 million and $1.3 million in cash by financing activities in 1997, 1996 and 1995, respectively. In 1997, the decrease in cash provided by financing activities resulted primarily from the funding obtained for the 1996 Broadcasting Acquisitions in 1996 partially offset by the borrowings for the WITN Acquisition and the GulfLink Acquisition, purchase of treasury stock and increased payments on long-term debt in 1997. During the year ended December 31, 1997, the Company purchased 172,900 shares of Class A Common Stock at an average cost of $19.99 per share. The Company placed these shares in treasury. The cash provided in 1996 resulted primarily from the
(i) the issuance of $160.0 million principal amount of 105/8 % Senior Subordinated Notes due 2006, (ii) borrowings under the Company's revolving credit agreements, (iii) public sale of Class B Common Stock and (iv) the private placement of preferred stock, partially offset by the repayment of certain long-term debt and the purchase of Class B Common Stock by the Company. During the year ended December 31, 1996, the Company purchased 172,300 shares of Class B Common Stock at an average cost of $15.90 per share.

      On August 1, 1997, the Company completed the WITN Acquisition. The purchase price of approximately $41.7 million consisted of $40.7 million cash, $600,000 in acquisition related costs, and approximately $400,000 in liabilities which were assumed by the Company. On April 24, 1997, the Company completed the GulfLink Acquisition. The purchase price of approximately $5.2 million consisted of $4.1 million cash, $127,000 in acquisition related costs, and approximately $1.0 million in liabilities which were assumed by the Company.

      On September 30, 1996, the Company completed the First American Acquisition. The purchase price for the First American Acquisition was approximately $183.9 million and consisted of $175.5 million cash, $1.8 million in acquisitions-related costs, and the assumption of approximately $6.6 million of liabilities.

      In addition to the consummation of the First American Acquisition, the Company implemented a financing plan to increase liquidity and improve operating and financial flexibility. Pursuant to the financing plan, the Company (i) retired approximately $45.3 million principal amount of outstanding indebtedness under its former credit facility, together with accrued interest thereon, (ii) retired approximately $25.0 million aggregate principal amount of outstanding indebtedness under its senior note, together with accrued interest thereon and a prepayment fee, (iii) issued $10.0 million of its Series A Preferred Stock in exchange for the Company's 8% note owned by the Company's principal stockholder, with warrants to purchase up to 487,500 shares of Class A Common Stock (representing 9.7% of the Class A Common Stock issued and outstanding at December 31, 1997, after giving effect to the exercise of such warrants), (iv) issued to Bull Run Corporation, J. Mack Robinson (Chairman of the Board of Bull Run Corporation and the President and Chief Executive Officer of the Company) and certain of his affiliates $10.0 million of its Series B Preferred Stock with warrants to purchase up to 500,000 shares of Class A Common Stock (representing 9.9% of the Class A Common Stock issued and outstanding at December 31, 1997, after giving effect to the exercise of such warrants) for cash proceeds of $10.0 million and (v) entered into the Senior Credit Facility which is comprised of a term loan of $71.5 million and a revolving credit facility of $53.5 million aggregating $125.0 million.

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

      Subject to certain limitations, holders of the Series A Preferred Stock are entitled to receive, when, as and if declared by the Board of Directors, out of funds of the Company legally available for payment, cumulative cash dividends at an annual rate of $800 per share. Subject to certain limitations, holders of the Series B Preferred Stock are entitled to receive, when, as and if declared by the Board of Directors, out of the funds of the Company legally available for payment, cumulative dividends at an annual rate of $600 per share, except that the Company at its option may pay such dividends in cash or in additional shares of Series B Preferred Stock valued, for the purpose of determining the number of shares (or fraction thereof) of such Series B Preferred Stock to be issued, at $10,000 per share.

      The Company completed the KTVE Sale, on August 20, 1996. The sales price included $9.5 million in cash plus the amount of the accounts receivable on the date of closing to the extent collected by the buyer, (approximately $829,000). The company recognized a pre-tax gain of approximately $5.7 million and estimated income taxes of approximately $2.8 million.

      The Company regularly enters into program contracts for the right to broadcast television programs produced by others and program commitments for the right to broadcast programs in the future. Such programming commitments are generally made to replace expiring or canceled program rights. Payments under such contracts are made in cash or the concession of advertising spots for the program provider to resell, or a combination of both. At December 31, 1997, payments on program license liabilities due in 1998, which will be paid with cash from operations, were approximately $4.0 million.

      In 1997 the Company's paging operations acquired a 800 Mhz SMR license for $1,037,000. The Company made a down payment of $207,400 during 1997 with the remaining balance of $829,600 becoming due in 1998.

      In 1997, the Company made $10.4 million in capital expenditures, relating primarily to the broadcasting and publishing operations, and paid $3.6 million for program broadcast rights. The Company anticipates making $5.0 million in capital expenditures in 1998.

      In connection with the First American Acquisition, the FCC ordered the Company to divest itself of WALB-TV ("WALB") and WJHG-TV ("WJHG") by March 31, 1997 to comply with regulations governing common ownership of television stations with overlapping service areas. The FCC is currently reexamining these regulations, and if it revises them in accordance with the interim policy it has adopted, divestiture of WJHG-TV would not be required. Accordingly, the Company requested and in July of 1997 received an extension of the divestiture deadline with regard to WJHG conditioned upon the outcome of the rulemaking proceedings. It can not be determined when the FCC will complete its rulemaking on this subject. Also in July of 1997, the Company obtained FCC approval to transfer control of WALB to a trustee with a view towards the trustee effecting (i) a swap of WALB's assets for assets of one or more television stations of comparable value and with comparable broadcast cash flow in a transaction qualifying for deferred capital gains treatment under the "like-kind exchange" provision of Section 1031 of the Internal Revenue Code of 1986, or (ii) a sale of such assets. Under the trust arrangement, the Company relinquished operating control of the station to a trustee while retaining the economic risks and benefits of ownership. If the trustee is required to effect a sale of WALB, the Company would incur a significant gain and related tax liability, the payment of which could have an adverse effect on the Company's ability to acquire comparable assets without incurring additional indebtedness. The FCC allowed up to six months for the trustee to file an application seeking the agency's approval of a swap or sale. This six month period expired in January 1998, without a swap or sale being executed. The trustee filed an application requesting a six-month extension to effect a swap or sale. The FCC has not yet ruled on this extension application.

      The Company and its subsidiaries file a consolidated federal income tax return and such state or local tax returns as are required. As of December 31, 1997, the Company anticipates that it will generate taxable operating losses for the foreseeable future.

      Management does not believe that inflation in past years has had a significant impact on the Company's results of operations nor is inflation expected to have a significant effect upon the Company's business in the near future.

      In February 1998, the Company announced that it had signed a definitive purchase agreement to purchase all of the outstanding capital stock of Busse Broadcasting Corporation ("Busse"). The purchase price of approximately $112.0 million includes cash and the assumption of Busse's 11 5/8% Senior Secured Notes. If completed, the Company currently believes that funding for this acquisition could be provided primarily through cash flow from operations and borrowing under the Senior Credit Facility, although there can be no assurances that this acquisition would not require the sale by the Company of any debt or equity securities.


CAUTIONARY STATEMENTS FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT

      This annual report on Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the words "believes," "expects," "anticipates," "estimates" and similar words and expressions are generally intended to identify forward-looking statements. Statements that describe the Company's future strategic plans, goals, or objectives are also forward-looking statements. Readers of this Report are cautioned that any forward-looking statements, including those regarding the intent, belief or current expectations of the Company or management, are not guarantees of future performance, results or events and involve risks and uncertainties, and that actual results and events may differ materially from those in the forward-looking statements as a result of various factors including, but not limited to, (i) general economic conditions in the markets in which the Company operates, (ii) competitive pressures in the markets in which the Company operates, (iii) the effect of future legislation or regulatory changes on the Company's operations and (iv) other factors described from time to time in the Company's filings with the Securities and Exchange Commission. The forward-looking statements included in this report are made only as of the date hereof. The Company undertakes no obligation to update such forward-looking statements to reflect subsequent events or circumstances.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                                          PAGE

Audited Consolidated Financial Statements of Gray Communications Systems, Inc.
      Report of  Independent  Auditors  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    43

      Consolidated  Balance  Sheets at December  31,  1997  and 1996 . . . . . . . . . . . . . . . . .     44

      Consolidated Statements of Operations for the years ended December 31, 1997,
           1996  and  1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    46

      Consolidated Statements of Stockholders' Equity for the years ended December 31, 1997,
          1996  and  1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   47

      Consolidated Statements of Cash Flows for the years ended December 31, 1997,
          1996  and  1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   49

      Notes to  Consolidated  Financial  Statements . . . . . . . . . . . . . . . . . . . . . . . . . .    50

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors and Stockholders
Gray Communications Systems, Inc.

      We have audited the accompanying consolidated balance sheets of Gray Communications Systems, Inc., as of December 31, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gray Communications Systems, Inc., at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                                     Ernst & Young LLP

Atlanta, Georgia
January 27, 1998 except for the Pending Acquisition of
Note C, as to which the date is February 13, 1998



                        GRAY COMMUNICATIONS SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                         DECEMBER 31,
                                                                             --------------------------------------
                                                                                    1997               1996
                                                                             ------------------- ------------------
ASSETS
Current assets:
     Cash and cash equivalents                                                  $    2,367,300     $    1,051,044
     Trade accounts receivable, less allowance for doubtful accounts
         of $1,253,000 and  $1,450,000, respectively                                19,527,316         17,373,839
     Recoverable income taxes                                                        2,132,284          1,747,687
     Inventories                                                                       846,891            624,118
     Current portion of program broadcast rights                                     2,850,023          2,362,742
     Other current assets                                                              968,180            379,793
                                                                                ---------------    --------------
Total current assets                                                                28,691,994         23,539,223

Property and equipment (NOTES C AND D):
     Land                                                                              889,696            785,682
     Buildings and improvements                                                     11,951,700         11,253,559
     Equipment                                                                      52,899,547         41,954,501
                                                                                --------------      -------------
                                                                                    65,740,943         53,993,742
     Allowance for depreciation                                                    (23,635,256)       (18,209,891)
                                                                                --------------      -------------
                                                                                    42,105,687         35,783,851

Other assets:
     Deferred loan costs (NOTE D)                                                    8,521,356          9,141,262
     Goodwill and other intangibles (NOTE C)                                       263,425,447        228,692,018
     Other                                                                           2,306,143          1,507,488
                                                                                --------------      -------------
                                                                                   274,252,946        239,340,768
                                                                                --------------       ------------














                                                                                  $345,050,627       $298,663,842
                                                                                 =============        ===========









See accompanying notes.



                        GRAY COMMUNICATIONS SYSTEMS, INC.
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                                                         DECEMBER 31,
                                                                             --------------------------------------
                                                                                    1997               1996
                                                                             ------------------- ------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Trade accounts payable (includes $850,000 and $1,000,000 payable
         to Bull Run Corporation, respectively)                                 $    3,321,903      $   6,043,062
     Employee compensation and benefits                                              3,239,694          7,152,786
     Accrued expenses                                                                2,265,725          1,059,769
     Accrued interest                                                                4,533,366          4,858,775
     Current portion of program broadcast obligations                                2,876,060          2,362,144
     Deferred revenue                                                                1,966,166          1,764,509
     Current portion of long-term debt                                                 400,000            140,000
                                                                                --------------      -------------
Total current liabilities                                                           18,602,914         23,381,045

Long-term debt (NOTES C AND D)                                                     226,676,377        173,228,049

Other long-term liabilities:
     Program broadcast obligations, less current portion                               617,107            545,889
     Supplemental employee benefits (NOTE E)                                         1,161,218          1,357,275
     Deferred income taxes (NOTE H)                                                  1,203,847                -0-
     Deferred interest swap                                                                -0-            191,055
     Other acquisition related liabilities (NOTES C AND D)                           4,494,016          4,735,013
                                                                                --------------      --------------
                                                                                     7,476,188          6,829,232
Commitments and contingencies (NOTES C, D AND J)

Stockholders' equity (NOTES C, D AND F)
     Serial Preferred Stock, no par value; authorized 20,000,000 shares;
       issued 2,060 and 2,000, respectively ($20,600,000 and
       $20,000,000 aggregate liquidation value, respectively)                       20,600,000         20,000,000
     Class A Common Stock, no par value; authorized 15,000,000
       shares; issued 5,307,716 and 5,155,331 shares, respectively                  10,358,031          7,994,235
     Class B Common Stock, no par value; authorized 15,000,000
       shares; issued 3,515,364 and 3,500,000 shares, respectively                  66,397,804         66,065,762
     Retained earnings                                                               6,603,191         10,543,940
                                                                                --------------     --------------
                                                                                   103,959,026        104,603,937
    Treasury Stock at cost, Class A Common, 781,921 and 663,180 shares,
       respectively                                                                 (9,011,369)        (6,638,284)
    Treasury Stock at cost, Class B Common, 166,790 and 172,300 shares,
       respectively                                                                 (2,652,509)        (2,740,137)
                                                                                ---------------     --------------
                                                                                    92,295,148         95,225,516
                                                                                --------------      --------------
                                                                                  $345,050,627       $298,663,842
                                                                                ==============     ==============








See accompanying notes.

                        GRAY COMMUNCIATIONS SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                             YEAR ENDED DECEMBER 31,
                                                               ----------------------------------------------------
                                                                     1997             1996              1995
                                                               ----------------- ---------------- -----------------
Operating revenues:
     Broadcasting (less agency commissions)                        $72,300,105      $54,981,317       $36,750,035
     Publishing                                                     24,536,348       22,845,274        21,866,220
     Paging                                                          6,711,426        1,478,608               -0-
                                                                   -----------      -----------       -----------
                                                                   103,547,879       79,305,199        58,616,255
Expenses:
     Broadcasting                                                   41,966,493       32,438,405        23,201,990
     Publishing                                                     19,753,387       17,949,064        20,016,137
     Paging                                                          4,051,359        1,077,667               -0-
     Corporate and administrative                                    2,528,461        3,218,610         2,258,261
     Depreciation                                                    7,800,217        4,077,696         2,633,360
     Amortization of intangible assets                               6,718,302        3,584,845         1,325,526
     Non-cash compensation paid in common stock
         (NOTE E)                                                          -0-          880,000         2,321,250
                                                                    ----------     ------------       -----------
                                                                    82,818,219       63,226,287        51,756,524
                                                                    ----------     ------------        ----------
                                                                    20,729,660       16,078,912         6,859,731
Miscellaneous income and (expense), net (NOTE B)                       (30,851)       5,704,582           143,612
                                                                    ----------     ------------        ----------
                                                                    20,698,809       21,783,494         7,003,343
Interest expense                                                    21,861,267       11,689,053         5,438,374
                                                                    ----------      -----------         ---------

                              INCOME (LOSS) BEFORE INCOME TAXES
                                       AND EXTRAORDINARY CHARGE     (1,162,458)      10,094,441         1,564,969
Federal and state income taxes (NOTE H)                                240,000        4,416,000           634,000
                                                                    ----------     ------------         ---------
                                           INCOME (LOSS) BEFORE
                                           EXTRAORDINARY CHARGE     (1,402,458)       5,678,441           930,969
Extraordinary charge on extinguishment of debt, net of
     applicable income tax benefit of $2,157,000 (NOTE D)                  -0-        3,158,960               -0-
                                                                     ---------     -------------        ---------

                                              NET INCOME (LOSS)     (1,402,458)       2,519,481           930,969
Preferred dividends (NOTE F)                                         1,409,690          376,849               -0-
                                                                    -----------   --------------        ---------

                                 NET INCOME (LOSS) AVAILABLE TO
                                            COMMON STOCKHOLDERS    $ (2,812,148)   $  2,142,632     $     930,969
                                                                   =============   ============     =============

Average outstanding common shares-basic                              7,901,697        5,398,436         4,354,183
Average outstanding common shares-diluted                            7,901,697        5,625,548         4,481,317

Basic earnings per common share:
     Income (loss) before extraordinary charge available to
        common stockholders                                        $     (0.36)           0.98               0.21
     Extraordinary charge                                                   -0-          (0.58)                -0-
                                                                      ---------      ----------     -------------
                                NET INCOME (LOSS) AVAILABLE TO
                                            COMMON STOCKHOLDERS    $     (0.36)    $      0.40       $       0.21
                                                                     ==========    ============      ============




Diluted earnings per common share:
     Income (loss) before extraordinary charge available to
        common stockholders                                        $     (0.36)    $      0.94      $       0.21
     Extraordinary charge                                                   -0-          (0.56)               -0-
                                                                   -----------     -------------    -------------
                                 NET INCOME (LOSS) AVAILABLE TO
                                            COMMON STOCKHOLDERS    $    (0.36)     $      0.38      $       0.21
                                                                   ===========     ============     ============





See accompanying notes.

                        GRAY COMMUNICATIONS SYSTEMS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY




                                                               CLASS A               CLASS B                          CLASS A
                                     PREFERRED STOCK        COMMON STOCK          COMMON STOCK       RESTRICTED    TREASURY STOCK
                                   --------------------- --------------------- ---------------------   STOCK    --------------------
                                    SHARES     AMOUNT     SHARES     AMOUNT     SHARES     AMOUNT    DEFERRALS   SHARES     AMOUNT
                                   --------- ----------- --------- ----------- --------- ----------- -------------------------------
Balance at December 31, 1994          -0-  $      -0-    4,841,785 $3,393,747     -0-  $      -0-    $    -0- (663,180) (6,638,284)
Net Income                            -0-         -0-         -0-         -0-     -0-         -0-         -0-       -0-         -0-
Class A Common Stock Cash Dividends
     ($0.08) per share                -0-         -0-         -0-         -0-     -0-         -0-         -0-       -0-         -0-
Issuance of Class A Common Stock
     (NOTES C, E, F, G AND I):
     401(k) Plan                      -0-         -0-      18,354     298,725     -0-         -0-         -0-       -0-         -0-
     Directors' Stock Plan            -0-         -0-      23,500     238,919     -0-         -0-         -0-       -0-         -0-
     Non-qualified Stock Plan         -0-         -0-       5,000      48,335     -0-         -0-         -0-       -0-         -0-
     Gwinnett Acquisition             -0-         -0-      44,117     500,000     -0-         -0-         -0-       -0-         -0-
     Restricted Stock Plan            -0-         -0-     150,000   2,081,250     -0-         -0-  (2,081,250)      -0-         -0-
Amortization of Restricted Stock
     Plan deferrals                   -0-         -0-         -0-         -0-     -0-         -0-   2,081,250       -0-         -0-
Income tax benefits relating to
     stock plans                      -0-         -0-         -0-     235,000     -0-         -0-         -0-       -0-         -0-
                                   ------- -----------  ---------- ------------------- ----------- ---------- --------- ------------
Balance at December 31, 1995          -0-         -0-    5,082,756  6,795,976     -0-         -0-         -0- (663,180) (6,638,284)
Net Income                            -0-         -0-         -0-         -0-     -0-         -0-         -0-       -0-         -0-
Common Stock Cash Dividends:
     Class A ($0.08 per share)        -0-         -0-         -0-         -0-     -0-         -0-         -0-       -0-         -0-
     Class B ($0.02 per share)        -0-         -0-         -0-         -0-     -0-         -0-         -0-       -0-         -0-
Purchase of Class B Common Stock
     (NOTE F)                         -0-         -0-         -0-         -0-     -0-         -0-         -0-       -0-         -0-
Issuance of Class A Common Stock
     (NOTES F, G AND I):
     401(k) Plan                      -0-         -0-      13,225     262,426     -0-         -0-         -0-       -0-         -0-
     Directors' Stock Plan            -0-         -0-      22,500     228,749     -0-         -0-         -0-       -0-         -0-
     Non-qualified Stock Plan         -0-         -0-      36,850     358,417     -0-         -0-         -0-       -0-         -0-
Preferred Stock Dividends             -0-         -0-         -0-         -0-     -0-         -0-         -0-       -0-         -0-
Issuance of Class A Common Stock
     Warrants (NOTES C AND F)         -0-         -0-         -0-   2,600,000     -0-         -0-         -0-       -0-         -0-
Issuance of Series A Preferred
     Stock in exchange for
     Subordinated Note
     (NOTES C AND F)                1,000  10,000,000         -0-  (2,383,333)    -0-         -0-         -0-       -0-         -0-
Issuance of Series B Preferred
     Stock (NOTES C AND F)          1,000  10,000,000         -0-         -0-     -0-         -0-         -0-       -0-         -0-
Issuance of Class B Common Stock,
      net of expenses
      (NOTES C AND F)                 -0-         -0-         -0-         -0-  3,500,000  66,065,762      -0-       -0-         -0-
Income tax benefits relating to
      stock plans                     -0-         -0-         -0-     132,000     -0-         -0-         -0-       -0-         -0-
                                   ----- ------------  ---------  -----------  --------- -----------    ----- --------- ------------
Balance at December 31, 1996       2,000 $20,000,000   5,155,331   $7,994,235  3,500,000 $66,065,762    $ -0- (663,180) $(6,638,284)




                                               CLASS B
                                            TREASURY STOCK
                                         ---------------------         RETAINED
                                            SHARES     AMOUNT          EARNINGS           TOTAL
                                         ---------------------        -----------      ------------
Balance at December 31, 1994            $      -0- $       -0-        $8,245,626       $5,001,089
Net Income                                     -0-         -0-           930,969          930,969
Class A Common Stock Cash Dividends
     ($0.08) per share                         -0-         -0-         (348,689)         (348,689)
Issuance of Class A Common Stock
     (NOTES C, E, F, G AND I):
     401(k) Plan                               -0-         -0-               -0-          298,725
     Directors' Stock Plan                     -0-         -0-               -0-          238,919
     Non-qualified Stock Plan                  -0-         -0-               -0-           48,335
     Gwinnett Acquisition                      -0-         -0-               -0-          500,000
     Restricted Stock Plan                     -0-         -0-               -0-              -0-
Amortization of Restricted Stock
     Plan deferrals                            -0-         -0-               -0-        2,081,250
Income tax benefits relating to
     stock plans                               -0-         -0-               -0-          235,000
                                         ---------------------        -----------      ------------
Balance at December 31, 1995                   -0-         -0-         8,827,906        8,985,598
Net Income                                     -0-         -0-         2,519,481        2,519,481
Common Stock Cash Dividends:
     Class A ($0.08 per share)                 -0-         -0-         (357,598)         (357,598)
     Class B ($0.02 per share)                 -0-         -0-          (69,000)          (69,000)
Purchase of Class B Common Stock
     (NOTE F)                            (172,300) (2,740,137)               -0-       (2,740,137)
Issuance of Class A Common Stock
     (NOTES F, G AND I):
     401(k) Plan                               -0-         -0-               -0-          262,426
     Directors' Stock Plan                     -0-         -0-               -0-          228,749
     Non-qualified Stock Plan                  -0-         -0-               -0-          358,417
Preferred Stock Dividends                      -0-         -0-         (376,849)         (376,849)
Issuance of Class A Common Stock
     Warrants (NOTES C AND F)                  -0-         -0-               -0-        2,600,000
Issuance of Series A Preferred
     Stock in exchange for
     Subordinated Note
     (NOTES C AND F)                           -0-         -0-               -0-        7,616,667
Issuance of Series B Preferred
     Stock (NOTES C AND F)                     -0-         -0-               -0-       10,000,000
Issuance of Class B Common Stock,
      net of expenses
      (NOTES C AND F)                          -0-         -0-               -0-       66,065,762
Income tax benefits relating to
      stock plans                              -0-         -0-               -0-          132,000
                                         ------------ ------------   -----------      -----------
Balance at December 31, 1996             (172,300) $(2,740,137)     $10,543,940       $95,225,516








See accompanying notes.

                        GRAY COMMUNICATIONS SYSTEMS, INC.
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)




                                                            CLASS A               CLASS B
                                   PREFERRED STOCK        COMMON STOCK         COMMON STOCK     RESTRICTED
                                 --------------------- -------------------- --------------------   STOCK
                                  SHARES     AMOUNT     SHARES     AMOUNT    SHARES      AMOUNT  DEFERRALS
                                 --------- ----------- --------- ---------- ----------- ------------------
Balance at December 31, 1996      2,000  $20,000,000 5,155,331  $7,994,235 3,500,000  $66,065,762  $    -0-
Net Loss                            -0-           -0-       -0-         -0-       -0-          -0-      -0-
Common Stock Cash Dividends
     ($0.08) per share              -0-           -0-       -0-         -0-       -0-          -0-      -0-
Preferred Stock Dividends           -0-           -0-       -0-         -0-       -0-          -0-      -0-
Issuance of Class A Common Stock
     (NOTES F AND G):
     Directors' Stock Plan          -0-           -0-      501       9,645        -0-          -0-      -0-
     Non-qualified Stock Plan       -0-           -0-   29,850     317,151        -0-          -0-      -0-
     Stock Award Restricted Stock
         Plan                       -0-           -0-  122,034   1,200,000        -0-          -0-      -0-
Issuance of Class B Common Stock
     (NOTES F AND I):
     401(k) Plan                    -0-           -0-       -0-         -0-   15,364      282,384       -0-
Issuance of Series B Preferred
     Stock (NOTE F)                  60      600,000        -0-         -0-       -0-          -0-      -0-
Issuance of Treasury Stock
     (NOTES F, G, AND I):
     401(k) Plan                    -0-           -0-       -0-         -0-       -0-      49,658       -0-
     Non-qualified Stock Plan       -0-           -0-       -0-         -0-       -0-          -0-      -0-
Purchase of Class A Common Stock
     (NOTE F):                      -0-           -0-       -0-         -0-       -0-          -0-      -0-
Income tax benefits relating to
     stock plans                    -0-           -0-       -0-    837,000        -0-          -0-      -0-
                                 ------   ---------- ---------- ----------- --------- ------------  -------
Balance at December 31, 1997      2,060  $20,600,000 5,307,716 $10,358,031 3,515,364  $66,397,804   $   -0-
                                 ======   ========== ========== ========== =========  ===========  ========



                                               CLASS A                 CLASS B
                                           TREASURY STOCK           TREASURY STOCK
                                         --------------------    ---------------------     RETAINED
                                        SHARES     AMOUNT         SHARES     AMOUNT        EARNINGS      TOTAL
                                     ------------------------    ---------------------    -----------  ------------
Balance at December 31, 1996           (663,180) $(6,638,284)    (172,300) $(2,740,137)   $10,543,940   $95,225,516
Net Loss                                     -0-          -0-          -0-          -0-    (1,402,458)   (1,402,458)
Common Stock Cash Dividends
     ($0.08) per share                       -0-          -0-          -0-          -0-      (628,045)     (628,045)
Preferred Stock Dividends                    -0-          -0-          -0-          -0-    (1,409,690)   (1,409,690)
Issuance of Class A Common Stock
     (NOTES F AND G):
     Directors' Stock Plan                   -0-          -0-          -0-          -0-            -0-        9,645
     Non-qualified Stock Plan                -0-          -0-          -0-          -0-            -0-      317,151
     Stock Award Restricted Stock
         Plan                                -0-          -0-          -0-          -0-            -0-    1,200,000
Issuance of Class B Common Stock
     (NOTES F AND I):
     401(k) Plan                             -0-          -0-          -0-          -0-            -0-      282,384
Issuance of Series B Preferred
     Stock (NOTE F)                          -0-          -0-          -0-          -0-            -0-      600,000
Issuance of Treasury Stock
     (NOTES F, G, AND I):
     401(k) Plan                             -0-          -0-       5,510       87,628             -0-      137,286
     Non-qualified Stock Plan            54,159    1,082,390           -0-          -0-      (500,556)      581,834
Purchase of Class A Common Stock
     (NOTE F):                         (172,900)  (3,455,475)          -0-          -0-            -0-   (3,455,475)
Income tax benefits relating to
     stock plans                             -0-          -0-          -0-          -0-            -0-      837,000
                                       --------- ------------    --------  -----------     ----------   -----------
Balance at December 31, 1997           (781,921) $(9,011,369)    (166,790) $(2,652,509)    $6,603,191   $92,295,148
                                       ========= ============   ========= ============    ===========  ============





See accompanying notes.




                        GRAY COMMUNCIATIONS SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 YEAR ENDED DECEMBER 31,
                                                                       --------------------------------------------
                                                                           1997           1996           1995
                                                                       -------------- ------------- ---------------

OPERATING ACTIVITIES
     Net income (loss)                                                $  (1,402,458)    2,519,481         930,969
     Items which did not use (provide) cash:
        Depreciation                                                      7,800,217     4,077,696       2,633,360
        Amortization of intangible assets                                 6,718,302     3,584,845       1,325,526
        Amortization of deferred loan costs                               1,083,303       270,813             -0-
        Amortization of program broadcast rights                          3,501,330     2,742,712       1,647,035
        Amortization of original issue discount on 8% subordinated note         -0-       216,667             -0-
        Write-off of loan acquisition costs from early extinguishment
           of debt                                                              -0-     1,818,840             -0-
        Gain on disposition of television station                               -0-    (5,671,323)            -0-
        Payments for program broadcast rights                            (3,629,350)   (2,877,128)     (1,776,796)
        Compensation paid in Common Stock                                       -0-       880,000       2,321,250
        Supplemental employee benefits                                     (196,057)     (855,410)       (370,694)
        Common Stock contributed to 401(K) Plan                             419,670       262,426         298,725
        Deferred income taxes                                             1,283,000       (44,000)        863,000
        Loss on asset sales                                                 108,998       201,792           1,652
       Changes in operating assets and liabilities:
           Trade accounts receivable                                       (369,675)   (1,575,723)       (852,965)
           Recoverable income taxes                                        (384,597)     (400,680)     (1,347,007)
           Inventories                                                     (101,077)      254,952        (181,034)
           Other current assets                                            (569,745)      (21,248)        (11,208)
           Trade accounts payable                                        (2,825,099)    2,256,795       1,441,745
           Employee compensation and benefits                            (2,848,092)    2,882,379       1,011,667
           Accrued expenses                                               1,279,164    (2,936,155)       (414,087)
           Accrued interest                                                (325,409)    3,794,284          78,536
           Deferred revenue                                                 201,657       710,286             -0-
                                                                        -----------    ----------        --------
Net cash provided by operating activities                                 9,744,082    12,092,301       7,599,674

INVESTING ACTIVITIES
     Acquisitions of newspaper businesses                                       -0-           -0-      (2,084,621)
     Acquisition of television businesses                               (45,644,942) (210,944,547)            -0-
     Disposition of television business                                         -0-     9,480,699             -0-
     Purchases of property and equipment                                (10,371,734)   (3,395,635)     (3,279,721)
     Proceeds from asset sales                                               24,885       174,401           2,475
     Deferred acquisition costs                                             (89,056)          -0-      (3,330,481)
     Payments on purchase liabilities                                      (764,658)     (243,985)       (111,548)
     Other                                                                 (652,907)     (139,029)       (125,356)
                                                                           --------      --------        --------
Net cash used in investing activities                                   (57,498,412) (205,068,096)     (8,929,252)

FINANCING ACTIVITIES
     Proceeds from borrowings:
         Short-term debt                                                        -0-           -0-       1,200,000
         Long-term debt                                                  75,350,000   238,478,310       2,950,000
     Repayments of  borrowings:
         Short-term debt                                                        -0-           -0-      (1,200,000)
         Long-term debt                                                 (22,678,127) (109,434,577)     (1,792,516)
     Deferred loan costs                                                   (463,397)   (9,410,078)            -0-
     Dividends paid                                                      (1,428,045)     (426,598)       (348,689)
     Class A Common Stock transactions                                    1,163,796       719,166         522,254
     Proceeds from equity offering - Class B Common Stock, net of expenses       -0-   66,065,762             -0-
     Proceeds from offering of Series B Preferred Stock                          -0-   10,000,000             -0-
     Proceeds from settlement of interest rate swap agreement                    -0-      215,000             -0-
     Proceeds from sale of treasury shares                                  581,834           -0-             -0-
     Purchase of Class A Common Stock                                    (3,455,475)          -0-             -0-
     Purchase of Class B Common Stock                                            -0-   (2,740,137)            -0-
                                                                         ----------   -----------    ------------
Net Cash provided by financing activities                                49,070,586   193,466,848       1,331,049
                                                                        -----------  ------------    ------------
Increase in cash and cash equivalents                                     1,316,256       491,053           1,471
Cash and cash equivalents at beginning of year                            1,051,044       559,991         558,520
                                                                        -----------  ------------    ------------
Cash and cash equivalents at end of year                              $   2,367,300  $  1,051,044    $    559,991
                                                                        ===========  ============    ============





See accompanying notes.

                        GRAY COMMUNICATIONS SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      DESCRIPTION OF BUSINESS

      The Company's operations, which are located in eight southeastern states, include eight television stations, three daily newspapers, two area weekly advertising only publications, and paging operations.

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

      INVENTORIES

      Inventories, principally newsprint and supplies, are stated at the lower of cost or market. The Company uses the last-in, first-out ("LIFO") method of determining costs for substantially all of its inventories. Current cost exceeded the LIFO value of inventories by approximately $15,000 and $13,000 at December 31, 1997, and 1996, respectively.

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

      INTANGIBLE ASSETS

      Intangible assets are stated at cost and are amortized using the straight-line method. Goodwill is amortized over 40 years. Loan acquisition fees are amortized over the life of the applicable indebtedness. Non-compete agreements are amortized over the life of the specific agreement. Accumulated amortization of intangible assets resulting from business acquisitions was $11.5 million and $4.9 million as of December 31, 1997, and 1996, respectively.

      If facts and circumstances indicate that the goodwill, property and equipment or other assets may be impaired, an evaluation of continuing value would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with these assets would be compared to their carrying amount to determine if a write down to fair market value or discounted cash flow value is required.

      INCOME TAXES

      Deferred income taxes are provided on the differences between the financial statement and income tax basis of assets and liabilities. The Company and its subsidiaries file a consolidated federal income tax return. Consolidated state income tax returns are filed when appropriate and separate state tax returns are filed when consolidation is not available. Local tax returns are filed separately.

      CAPITAL STOCK

      On August 17, 1995, the Board of Directors declared a 50% stock dividend on the Company's Class A Common Stock payable October 2, 1995 to stockholders of record on September 8, 1995, to effect a three for two stock split. All applicable share and per share data have been adjusted to give effect to the stock split.

      EARNINGS PER COMMON SHARE

         In 1997, the Financial Accounting Standards Board issued Statement No. 128, EARNINGS PER SHARE ("Statement 128"). Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to Statement 128 requirements.

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

      The estimated fair value of long-term debt at December 31, 1997, and 1996 exceeded book value by $13.2 million and $9.6 million, respectively. The fair value of the Preferred Stock at December 31, 1997, and 1996 approximates its carrying value at that date. The Company does not anticipate settlement of long-term debt or preferred stock at other than book value.

      The fair value of other financial instruments classified as current assets or liabilities approximates their carrying values due to the short-term maturities of these instruments.

      RECLASSIFICATIONS

      Certain amounts in the accompanying consolidated financial statements have been reclassified to conform to the 1997 format.

B.  BUSINESS DISPOSITION

      The Company sold the assets of KTVE Inc. (the "KTVE Sale"), its NBC-affiliated television station, in Monroe, Louisiana-El Dorado, Arkansas on August 20, 1996. The sales price included $9.5 million in cash plus the amount of the accounts receivable on the date of closing to the extent collected by the buyer, to be paid to the Company within 150 days following the closing date (approximately $829,000). The Company recognized a pre-tax gain of approximately $5.7 million and estimated income taxes of approximately $2.8 million in connection with the sale.

                        GRAY COMMUNICATIONS SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

      PENDING ACQUISITION

      On February 13, 1998, the Company signed a definitive purchase agreement to acquire all of the outstanding capital stock of Busse Broadcasting Corporation ("Busse"). The purchase price is approximately $112.0 million plus Busse's cash and cash equivalents less Busse's indebtedness including its 11 5/8 % Senior Secured Notes due 2000. Busse owns and operates three VHF television stations: KOLN-TV, the CBS-affiliate operating on Channel 10 in the Lincoln-Hastings-Kearney, Nebraska television market, and its satellite station KGIN-TV, the CBS-affiliate operating on Channel 11 serving Grand Island, Nebraska; and WEAU-TV, the NBC-affiliate operating on Channel 13 serving the Eau Claire-La Crosse, Wisconsin market. The purchase of Busse is subject to FCC approval. The acquisition is expected to close on or before September 1, 1998. In connection with the proposed purchase of Busse, the Company will pay Bull Run Corporation ("Bull Run"), a principal stockholder of the Company, a finder's fee equal to 1% of the purchase price for services performed, none of which was due and included in accounts payable at December 31, 1997.

      1997 ACQUISITIONS

      On August 1, 1997, the Company purchased the assets of WITN-TV ("WITN"). The purchase price of approximately $41.7 million consisted of $40.7 million cash, $600,000 in acquisition related costs, and approximately $400,000 in liabilities which were assumed by the Company. Based on the preliminary allocation of the purchase price, the excess of the purchase price over the fair value of net tangible assets acquired was approximately $37.4 million. The Company funded the costs of this acquisition through its senior credit facility (the "Senior Credit Facility"). WITN operates on Channel 7 and is the NBC-affiliate in the Greenville-Washington-New Bern, North Carolina market. In connection with the purchase of the assets of WITN ("WITN Acquisition"), the Company will pay Bull Run a fee equal to 1% of the purchase price for services performed, of which $400,000 was due and included in accounts payable at December 31, 1997.

      On April 24, 1997, the Company acquired all of the issued and outstanding common stock of GulfLink Communications, Inc. ("GulfLink") of Baton Rouge, Louisiana. The GulfLink operations include nine transportable satellite uplink trucks. The purchase price of approximately $5.2 million consisted of $4.1 million cash, $127,000 in acquisition related costs, and approximately $1.0 million in liabilities which were assumed by the Company. Based on the preliminary allocation of the purchase price, the excess of the purchase price over the fair value of net tangible assets acquired was approximately $3.6 million. The Company funded the costs of this acquisition through its Senior Credit Facility. In connection with the purchase of the common stock of GulfLink Communications, Inc. (the "GulfLink Acquisition"), the Company paid Bull Run a fee equal to $58,000 for services performed.

      Unaudited pro forma operating data for the year ended December 31, 1997, and 1996 is presented below and assumes that the WITN Acquisition and the GulfLink Acquisition occurred on January 1, 1996.

                        GRAY COMMUNICATIONS SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

C.    BUSINESS ACQUISITIONS (CONTINUED)

      1997 ACQUISITIONS (CONTINUED)

      This unaudited pro forma operating data does not purport to represent the Company's actual results of operations had the WITN Acquisition and the GulfLink Acquisition occurred on January 1, 1996, and should not serve as a forecast of the Company's operating results for any future periods. The pro forma adjustments are based solely upon certain assumptions that management believes are reasonable under the circumstances at this time. Unaudited pro forma operating data for the year ended December 31, 1997, are as follows (in thousands, except per common share data):

                                                                  WITN        GULFLINK
                                                               ACQUISITION  ACQUISITION    PRO FORMA     ADJUSTED
                                                    GRAY                                  ADJUSTMENTS    PRO FORMA
                                                -------------- ------------ --------------------------- ------------
                                                                            (UNAUDITED)
Revenues, net                                      $ 103,548    $   4,551     $   1,000    $    -0-       $109,099
                                                   =========    =========     =========    =========      ========
Net income (loss) available to common
    stockholders                                   $  (2,812)   $     146     $      74    $ (1,177)      $ (3,769)
                                                  ==========   ==========   ===========   ===========     =========
Income (loss) per share available to
    common stockholders:
    Basic                                           $  (0.36)                                             $  (0.48)
                                                  ===========                                            ==========
    Diluted                                         $  (0.36)                                             $  (0.48)
                                                  ===========                                            ==========



Unaudited pro forma operating data for the year ended December 31, 1996, are as follows (in thousands, except per common share data):

                                                                              FIRST
                                           WITN       GULFLINK      KTVE     AMERICAN     PRO FORMA     ADJUSTED
                              GRAY     ACQUISITION  ACQUISITION     SALE    ACQUISITION  ADJUSTMENTS    PRO FORMA
                           ----------- ---------------------------------------------------------------- ------------
                                                                 (UNAUDITED)

Revenues, net               $ 79,305   $    8,431    $    2,937   $ (2,968)   $  21,203   $    -0-        $108,908
                            ========   ==========    ==========   ========    =========   ===========     ========
Net income (loss)
    available to common
    stockholders            $  2,143   $    2,566    $      197   $ (3,173)    $ (1,773)  $   (2,357)   $   (2,397)
                            ========   ==========    ==========   ========     =========   ==========    ==========
Income (loss) per share
 available to common
stockholders:
         Basic              $  0.40                                                                          (0.30)
                             ======                                                                          ======
         Diluted               0.38                                                                          (0.30)
                             ======                                                                         ======


      The pro forma results presented above include adjustments to reflect (i) the incurrence of interest expense to fund the GulfLink Acquisition, the WITN Acquisition, and the First American Acquisition (as defined in 1996 ACQUISITIONS), (ii) depreciation and amortization of assets acquired, (iii) the reduction of employee compensation related to severance and vacation compensation for 1996, (iv) the elimination of the corporate expense allocation net of additional accounting and administrative expenses for the WITN Acquisition and the First American Acquisition, (v) increased pension expense for the First American Acquisition, and (vi) the income tax effect of such pro forma adjustments. Average outstanding shares used to calculate pro forma earnings per share data for 1996 include the 3,500,000 Class B Common shares issued in connection with the First American Acquisition.

                        GRAY COMMUNICATIONS SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

C.  BUSINESS ACQUISITIONS (CONTINUED)

      1996 ACQUISITIONS

      On September 30, 1996, the Company purchased from First American Media, Inc. substantially all of the assets used in the operation of two CBS-affiliated television stations, WCTV-TV ("WCTV") serving Tallahassee, Florida-Thomasville, Georgia and WKXT-TV ("WKXT") in Knoxville, Tennessee, as well as those assets used in the operations of a satellite uplink and production services business and a communications and paging business (the "First American Acquisition"). Subsequent to the First American Acquisition, the Company rebranded WKXT with the call letters WVLT ("WVLT") as a component of its strategy to promote the station's upgraded news product. The purchase price of approximately $183.9 million consisted of $175.5 million cash, $1.8 million in acquisition related costs, and the assumption of approximately $6.6 million of liabilities. The excess of the purchase price over the fair value of net tangible assets acquired was approximately $160.2 million. The Company's Board of Directors has agreed to pay Bull Run, a fee equal to approximately $1.7 million for services performed in connection with this acquisition. At December 31, 1997, $450,000 of this fee remains payable and is included in accounts payable.

      The First American Acquisition and the early retirement of the Company's existing bank credit facility and other senior indebtedness (SEE NOTES D AND F), were funded as follows: net proceeds of $66.1 million from the sale of 3,500,000 shares of the Company's Class B Common Stock; net proceeds of $155.2 million from the sale of $160.0 million principal amount of the Company's 10 5/8% Senior Subordinated Notes due 2006; $16.9 million of borrowings under the Senior Credit Facility; and $10.0 million net proceeds from the sale of 1,000 shares of the Company's Series B Preferred Stock with warrants to purchase 500,000 shares of the Company's Class A Common Stock at $24 per share. The shares of Series B Preferred Stock were issued to Bull Run and to J. Mack Robinson, Chairman of the Board of Bull Run and President and Chief Executive Officer of the Company, and certain of his affiliates. The Company obtained an opinion from an investment banker as to the fairness of the terms of the sale of such Series B Preferred Stock with warrants.

      In connection with the First American Acquisition, the Federal Communications Commission (the "FCC") ordered the Company to apply for FCC approval to divest itself of WALB-TV ("WALB") in Albany, Georgia and WJHG-TV ("WJHG") in Panama City, Florida by March 31, 1997 to comply with regulations governing common ownership of television stations with overlapping service areas. The FCC is currently reexamining these regulations, and if it revises them in accordance with the interim policy it has adopted, divestiture of WJHG would not be required. Accordingly, the Company requested and in July of 1997 received an extension of the divestiture deadline with regard to WJHG conditioned upon the outcome of the rulemaking proceedings. It can not be determined when the FCC will complete its rulemaking on this subject. Also in July of 1997, the Company obtained FCC approval to transfer control of WALB to a trust with a view towards the trustee effecting (i) a swap of WALB's assets for assets of one or more television stations of comparable value and with comparable broadcast cash flow in a transaction qualifying for deferred capital gains treatment under the "like-kind exchange" provision of Section 1031 of the Internal Revenue Code of 1986, or (ii) a sale of such assets. Under the trust arrangement, the Company relinquished operating control of the station to a trustee while retaining the economic risks and benefits of ownership. If the trustee is required to effect a sale of WALB, the Company would incur a significant gain and related tax liability, the payment of which could have an adverse effect on the Company's ability to acquire comparable assets without incurring additional indebtedness. The FCC allowed up to six months for the trustee to file an application seeking the agency's approval of a swap or sale. This six month period expired in January 1998 without a swap or

                        GRAY COMMUNICATIONS SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

C.  BUSINESS ACQUISITIONS (CONTINUED)

      1996 ACQUISITIONS (CONTINUED)

sale being executed. The trustee has filed an application requesting a six month extension to effect a swap or sale. The FCC has not yet ruled on this extension application.

      Condensed unaudited balance sheets of WALB and WJHG are as follows (in thousands):

                                                                   WALB                            WJHG
                                                     ------------------------------- -------------------------------
                                                                              DECEMBER 31,
                                                          1997            1996            1997            1996
                                                     --------------- --------------- --------------- ---------------
                                                                              (UNAUDITED)
Current assets                                            $2,379          $2,058          $1,053          $1,079
Property and equipment                                     1,473           1,579             848             981
Other assets                                                 471             100             346              55
                                                          ------          ------          ------          ------
     Total assets                                         $4,323          $3,737          $2,247          $2,115
                                                          ======          ======          ======          ======

Current liabilities                                       $  994          $1,189          $  350          $  497
Other liabilities                                            215             242             127             -0-
Stockholder's equity                                       3,114           2,306           1,770           1,618
                                                          ------          ------          ------          ------
     Total liabilities and stockholder's equity           $4,323          $3,737          $2,247          $2,115
                                                          ======          ======          ======          ======


      Condensed unaudited income statement data for the three years ended December 31, 1997, for WALB and WJHG are as follows (in thousands):

                                                  WALB                                      WJHG
                                ------------------------------------------------------------------------------------
                                             YEAR ENDED DECEMBER 31,                   YEAR ENDED DECEMBER 31,
                                       1997          1996          1995          1997           1996          1995
                                -------------------------------------------------------- ------------- -------------
                                                                    (UNAUDITED)
Broadcasting revenues                $ 10,090     $  10,611       $ 9,445      $ 4,896         $5,217       $ 3,843
Expenses                                4,770         5,070         4,650        3,757          4,131         3,573
                                     --------       -------         -----       ------         ------       -------
Operating income                        5,320         5,541         4,795        1,139          1,086           270
Other income (expense)                      3             7            17           (5)             6            60
                                     --------      --------        ------       ------         -------      -------
Income before income taxes           $  5,323      $  5,548        $4,812       $1,134         $1,092       $   330
                                     ========      ========        ======       ======         ======       =======

Net income                           $  3,295      $  3,465        $2,984       $  737         $  685       $   205
                                     ========      ========        ======      =======        =======       =======



      On January 4, 1996, the Company purchased substantially all of the assets of WRDW-TV, a CBS television affiliate serving the Augusta, Georgia television market (the "Augusta Acquisition"). The purchase price of approximately $37.2 million which included assumed liabilities of approximately $1.3 million, was financed primarily through long-term borrowings. The assets acquired consisted of office equipment and broadcasting operations located in North Augusta, South Carolina. The excess of the purchase price over the fair value of net tangible assets acquired was approximately $32.5 million. In connection with the Augusta Acquisition, the Company's Board of Directors approved the payment of a $360,000 fee to Bull Run.

      Funds for the Augusta Acquisition were obtained from the modification of the Company's existing bank debt on January 4, 1996 (the "Bank Loan") to a variable rate reducing revolving credit facility (the

                        GRAY COMMUNICATIONS SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

C.  BUSINESS ACQUISITIONS (CONTINUED)

      1996 ACQUISITIONS (CONTINUED)

"Old Credit Facility") and the sale to Bull Run of an 8% subordinated note due January 3, 2005 in the principal amount of $10.0 million (the "8% Note"). In connection with the sale of the 8% Note, the Company also issued warrants to Bull Run to purchase 487,500 shares of Class A Common Stock at $17.88 per share, 337,500 shares of which were vested at December 31, 1997. The remainder vests in four equal annual installments of 37,500 shares through 2001. Approximately $2.6 million of the $10.0 million of proceeds from the 8% Note was allocated to the warrants and increased Class A Common Stock. The Old Credit Facility provided for a credit line up to $54.2 million. This transaction also required a modification of the interest rate of the Company's $25.0 million senior secured note with an institutional investor (the "Senior Note") from 10.08% to 10.7%.

      As part of the financing arrangements for the First American Acquisition, the Old Credit Facility and the Senior Note were retired and the Company issued to Bull Run, in exchange for the 8% Note, 1,000 shares of Series A Preferred Stock. The warrants issued with the 8% Note were retired and the warrants issued with the Series A Preferred Stock will vest in accordance with the same schedule described above provided the Series A Preferred Stock remains outstanding. The Company recorded an extraordinary charge of $5.3 million ($3.2 million after taxes or $0.58 per basic common share and $0.56 per diluted common share for
1996) in connection with the early retirement of the $25.0 million Senior Note and the write-off of loan acquisition costs from the early extinguishment of debt.

      Unaudited pro forma operating data for the year ended December 31, 1996, and 1995 is presented below and assumes that the Augusta Acquisition, the First American Acquisition, and the KTVE Sale occurred on January 1, 1995.

      This unaudited pro forma operating data does not purport to represent the Company's actual results of operations had the Augusta Acquisition, the First American Acquisition, and the KTVE Sale occurred on January 1, 1995, and should not serve as a forecast of the Company's operating results for any future periods. The pro forma adjustments are based solely upon certain assumptions that management believes are reasonable under the circumstances at this time. Unaudited pro forma operating data for the year ended December 31, 1996, are as follows (in thousands, except per common share data):

                                                                           FIRST
                                                               KTVE       AMERICAN     PRO FORMA       ADJUSTED
                                                 GRAY          SALE     ACQUISITION   ADJUSTMENTS      PRO FORMA
                                             ------------- -------------------------- ------------- ----------------
                                                                          (UNAUDITED)
Revenues, net                                    $79,305      $(2,968)      $21,203   $     -0-       $ 97,540
                                                 =======      =======       =======   ===========     ========
Net income (loss) before extraordinary
    charge available to common
    stockholders                                 $ 5,301      $(3,173)      $(1,773)  $  (1,743)      $ (1,388)
                                                 =======      =======       =======   ==========      ========
Income (loss) per share available to
    common stockholders before
    extraordinary charge:
          Basic                                  $  0.98                                              $  (0.17)
                                                 =========                                            =========
          Diluted                                $  0.94                                              $  (0.17)
                                                 =========                                            =========


                        GRAY COMMUNICATIONS SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

C.  BUSINESS ACQUISITIONS (CONTINUED)

      1996 ACQUISITIONS (CONTINUED)

      Unaudited pro forma operating data for the year ended December 31, 1995, are as follows (in thousands, except per common share data):

                                                                             FIRST
                                                 AUGUSTA        KTVE       AMERICAN      PRO FORMA     ADJUSTED
                                     GRAY      ACQUISITION      SALE      ACQUISITION   ADJUSTMENTS   PRO FORMA
                                 ------------- -------------------------- ------------ ---------------------------
                                                                    (UNAUDITED)
Revenues, net                         $58,616        $8,660    $(4,188)       $27,321   $    228      $90,637
                                      =======        ======    =======        =======   =========     =======
Net income (loss) available
    to common stockholders            $   931        $2,242    $  (278)       $ 6,348   $(15,316)     $(6,073)
                                      =======        ======    ========       ========   ========     ========
Income (loss) per share
    available to common
    stockholders:
         Basic                        $   0.21                                                        $ (0.77)
                                      ========                                                          ======
         Diluted                      $   0.21                                                        $ (0.77)
                                      ========                                                          ======


      The pro forma results presented above include adjustments to reflect (i) the incurrence of interest expense to fund the First American Acquisition and the WRDW Acquisition, (ii) depreciation and amortization of assets acquired,
(iii) the reduction of employee compensation related to severance and vacation compensation for 1996, (iv) the elimination of the corporate expense allocation net of additional accounting and administrative expenses for the First American Acquisition, (v) increased pension expense for the First American Acquisition, and (vi) the income tax effect of such pro forma adjustments. Average outstanding shares used to calculate pro forma earnings per share data for 1996 and 1995 include the 3,500,000 Class B Common shares issued in connection with the First American Acquisition.

1995 ACQUISITIONS

      On January 6, 1995, the Company purchased substantially all of the assets of the Gwinnett Post-Tribune and assumed certain liabilities ( the "Gwinnett Acquisition"). The assets consisted of office equipment and publishing operations located in Lawrenceville, Georgia. The purchase price of $3.7 million, including assumed liabilities of approximately $370,000, was paid by approximately $1.2 million in cash (financed through long-term borrowings and cash from operations), the issuance of 44,117 shares of the Company's Class A Common Stock (having fair value of $500,000), and $1.5 million payable to the sellers pursuant to non-compete agreements. The excess of the purchase price over the fair value of net tangible assets acquired was approximately $3.4 million. In connection with the Gwinnett Acquisition the Company's Board of Directors approved the payment of a $75,000 fee to Bull Run.

                        GRAY COMMUNICATIONS SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

D. LONG-TERM DEBT

      Long-term debt consists of the following (in thousands):

                                                         DECEMBER 31,
                                                  -----------------------------
                                                     1997            1996
                                                  ------------- ---------------
10 5/8% Senior Subordinated Notes due 2006           $160,000        $160,000
Senior Credit Facility                                 65,630          12,680
Other                                                   1,446             688
                                                  -----------        --------
                                                      227,076         173,368
Less current portion                                     (400)           (140)
                                                  -----------        --------
                                                     $226,676        $173,228
                                                   ==========        =========

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

      The Company has a $125.0 million Senior Credit Facility, as amended, which is comprised of a term loan (the "Term Commitment") of $71.5 million and a revolving credit facility (the "Revolving Commitment") of $53.5 million. The agreement pursuant to which the Senior Credit Facility was issued contains certain restrictive provisions, which, among other things, limit capital expenditures and additional indebtedness and require minimum levels of cash flows. The Senior Subordinated Notes also contained similar restrictive provisions. Additionally, the effective interest rate of the Senior Credit Facility can be changed based upon the Company's maintenance of certain operating ratios as defined by the Senior Credit Facility, not to exceed the lender's prime rate plus 0.5% or LIBOR plus 2.25%. The effective interest rate on the Senior Credit Facility at December 31, 1997, and 1996 was 7.9% and 8.4%, respectively.

                        GRAY COMMUNICATIONS SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

D. LONG-TERM DEBT (CONTINUED)

      The amounts available under the Revolving Commitment will be reduced by $7,356,000 in 1998; $8,025,000 in years 1999, 2000, 2001 and 2002; $9,363,000 in
2003; and $4,681,000 in 2004.

      The amount borrowed by the Company on December 31, 1999 under the Term Commitment will be converted to a four and one-half year term loan. The principal of the term loan shall be repaid in nineteen consecutive quarterly installments commencing on December 31, 1999. Each of the first five quarterly installments are equal to 2.50% of the principal balance outstanding at December 31, 1999. Each of the next thirteen quarterly installments are equal to 3.75% of the principal balance outstanding at December 31, 1999. The nineteenth and final installment due June 30, 2004 will be equal to the remaining balance outstanding and any outstanding interest due on June 30, 2004.

      The Company is charged a commitment fee on the excess of the aggregate average daily undisbursed amount of the Revolving Commitment and the Term Commitment over the amount outstanding. At December 31, 1997, the commitment fee was 0.375% per annum. At December 31, 1997, the Company has approximately $65.6 million outstanding on the Senior Credit Facility. At December 31, 1997, the Company's interest rate for the Senior Credit Facility, was based on a spread over LIBOR of 1.75% or Prime.

      The Senior Subordinated Notes and the Senior Credit Facility are secured by substantially all of the Company's existing and hereafter acquired assets.

      At December 31, 1997, retained earnings of approximately $1.4 million and $1.0 million were available for dividends to holders of preferred and common stock, respectively.

      Aggregate minimum principal maturities on long-term debt as of December 31, 1997, were as follows (in thousands):

               1998                                  $       400
               1999                                        8,593
               2000                                       10,300
               2001                                       11,165
               2002                                       11,058
               Thereafter                                185,560
                                                         -------
                                                        $227,076
                                                        ========

      The Company made interest payments of approximately $21.3 million, $7.6 million, and $5.4 million during 1997, 1996 and 1995, respectively.

      In the quarter ended September 30, 1996, the Company recorded an extraordinary charge of $5.3 million ($3.2 million after taxes or $0.58 per basic common share or $0.56 per diluted common share) in connection with the early retirement of the Senior Note and the write-off of unamortized loan acquisition costs of the Senior Note and the Old Credit Facility resulting from the early extinguishment of debt.

                        GRAY COMMUNICATIONS SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

E.  SUPPLEMENTAL EMPLOYEE BENEFITS AND OTHER AGREEMENTS

      The Company had an employment agreement with its former President, Ralph
W. Gabbard, which provided for an award of 122,034 shares of the Company's Class A Common Stock if his employment with the Company continued until September 1999. Mr. Gabbard died unexpectedly in September 1996. The Company awarded these shares to the estate of Mr. Gabbard. Approximately $880,000 and $240,000 of expense was recorded in 1996 and 1995, respectively.

      In December 1995, the Company amended an existing employment agreement to pay consulting fees to its former chief executive officer. The Company recorded approximately $596,000 of corporate and administrative expenses during the year ended December 31, 1995, in accordance with the terms of the amended employment agreement. Additionally, in December 1995 the Company issued 150,000 shares of the Company's Class A Common Stock to this former chief executive officer in accordance with his employment agreement which was amended to remove certain restrictions, including, among others, a time requirement for continued employment. Compensation expense of approximately $2.1 million was recognized in 1995 for the 150,000 shares of Class A Common Stock issued pursuant to this agreement.

      The Company has entered into supplemental retirement benefit and other agreements with certain key employees. These benefits are to be paid primarily in equal monthly amounts over the employees' life for a period not to exceed 15 years after retirement. The Company charges against operations amounts sufficient to fund the present value of the estimated lifetime supplemental benefit over each employee's anticipated remaining period of employment.

      The following summarizes activity relative to certain officers' agreements and the supplemental employee benefits (in thousands):

                                                                                 DECEMBER 31,
                                                           -------------------------------------------------------
                                                                      1997                1996               1995
                                                           ------------------ --------------------   -------------
Beginning liability                                                $  3,158          $    2,938         $    2,518
                                                                   ---------         -----------        -----------
Provision                                                               161                 918                976
Forfeitures                                                             -0-                 -0-               (169)
                                                                   ---------         -----------        -----------
Net expense                                                             161                 918                807
                                                                   ---------         -----------        -----------
Payments                                                             (1,793)               (698)              (387)
                                                                   ---------         -----------        -----------
Net change                                                           (1,632)                220                420
                                                                   ---------         -----------        ----------
Ending liability                                                      1,526               3,158              2,938
Less current portion                                                   (365)             (1,801)              (725)
                                                                   ---------         ----------         ----------
                                                                   $  1,161          $    1,357         $    2,213
                                                                   ========          ==========         ==========





F. STOCKHOLDERS' EQUITY AND EARNINGS PER SHARE

      The Company amended its Articles of Incorporation to increase to 50,000,000 the number of shares of all classes of stock which the Company has the authority to issue, of which, 15,000,000 shares are designated Class A Common Stock, 15,000,000 shares are designated Class B Common Stock, and 20,000,000 shares are designated "blank check" preferred stock for which the Board of Directors has the authority to determine the rights, powers, limitations and restrictions. The rights of the Company's Class A and Class B Common Stock are identical, except that the Class A Common Stock has 10 votes per share and the Class B Common Stock has one vote per share. The Class A and Class B Common Stock

                        GRAY COMMUNICATIONS SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

F. STOCKHOLDERS' EQUITY AND EARNINGS PER SHARE (CONTINUED)

receive cash dividends on an equal per share basis. In September 1996, the Company issued 1,000 shares each of Series A and Series B Preferred Stock relating to the financing arrangements for the First American Acquisition.

      As part of the financing for the Augusta Acquisition, funding was obtained from the 8% Note, which included the issuance of detachable warrants to Bull Run to purchase 487,500 shares of Class A Common Stock at $17.88 per share, 337,500 shares of which were vested at December 31, 1997. The remainder vests in four equal annual installments of 37,500 through 2001. Approximately $2.6 million of the $10.0 million of proceeds from the 8% Note was allocated to the warrants and increased Class A Common Stock. This allocation of the proceeds was based on an estimate of the relative fair values of the 8% Note and the warrants on the date of issuance. The Company amortized the original issue discount on a ratable basis in accordance with the original terms of the 8% Note through September 30, 1996. The Company recognized approximately $217,000 in amortization costs for the $2.6 million original issue discount. In September 1996, the Company exchanged the 8% Note with Bull Run for 1,000 shares of liquidation preference Series A Preferred Stock yielding 8%. The warrants issued with the 8% Note were retired and the warrants issued with the Series A Preferred Stock will vest in accordance with the same schedule described above provided the Series A Preferred Stock remains outstanding. The holder of the Series A Preferred Stock will receive cash dividends at an annual rate of $800 per share. The liquidation or redemption price of the Series A Preferred Stock is $10,000 per share.

      As part of the financing for the First American Acquisition, the Company also issued 1,000 shares of Series B Preferred Stock, with warrants to purchase an aggregate of 500,000 shares of Class A Common Stock at an exercise price of $24.00 per share. Of these warrants 300,000 vested upon issuance, with the remaining warrants vesting in five equal annual installments commencing on the first anniversary of the date of issuance. The shares of Series B Preferred Stock were issued to Bull Run and to J. Mack Robinson, Chairman of the Board of Bull Run and President and Chief Executive Officer of the Company, and certain of his affiliates. The Company obtained a written opinion from an investment banker as to the fairness of the terms of the sale of such Series B Preferred Stock with warrants. The holders of the Series B Preferred Stock will receive dividends at an annual rate of $600 per share, except the Company at its option may pay these dividends in cash or in additional shares. The liquidation or redemption price of the Series B Preferred Stock is $10,000 per share. In September 1997, the Company issued 60 shares of Series B Preferred Stock as payment of dividends to the holders of its then outstanding Series B Preferred Stock.

      On September 24, 1996, the Company completed a public offering of 3.5 million shares of its Class B Common Stock at an offering price of $20.50 per share. The proceeds, net of expenses, from this public offering of approximately $66.1 million were used in the financing of the First American Acquisition.

      The Company has a Stock Purchase Plan which allows outside directors to purchase up to 7,500 shares of the Company's Common Stock directly from the Company before the end of January following each calendar year. The purchase price per share approximates the market price of the Common Stock at the time of the grant. During 1997, 1996 and 1995, certain directors purchased an aggregate of 501, 22,500, and 23,500 shares of Class A Common Stock, respectively, under this plan.

                        GRAY COMMUNICATIONS SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

F. STOCKHOLDERS' EQUITY AND EARNINGS PER SHARE (CONTINUED)

      The Company's Board of Directors authorized the purchase of up to two million shares of the Company's Class A or Class B Common Stock to either be retired or reissued in connection with the Company's benefit plans, including the Capital Accumulation Plan and the Incentive Plan. During 1997 and the fourth quarter of 1996, the Company purchased 172,900 Class A Common Stock shares and 172,300 Class B Common Stock shares, respectively, under this authorization. The 1997 and 1996 treasury shares were purchased at prevailing market prices with an average effective price of $19.99 and $15.90 per share, respectively, and were funded from the Company's operating cash flow.

      Statement of Financial Accounting Standards No. 128. "Earnings Per Share" is effective for full-year 1997 and subsequent periods. Statement 128 modifies the method for calculations of net income per share applicable to common stockholders and also requires a reconciliation between basic and diluted per share amounts.

      The following table presents the effect of Statement 128 (in thousands, except per common share data):

                                                                 1997                1996               1995
                                                           ------------------ -----------------  -----------------

Net income (loss) available to common stockholders             $    (2,812)       $     2,143       $        931
                                                               ===========        ===========       ============

Basic average common shares outstanding                              7,902              5,398              4,354
                                                               ===========       ============       ============
Basic net income (loss) per share available
       to common stockholders                                  $    (0.36)        $     0.40        $       0.21
                                                               ===========       ============       ============

Basic average common shares outstanding                              7,902              5,398              4,354
Stock compensation awards                                              -0-                228                127
                                                               -----------      -------------      -------------
Diluted average common shares outstanding                            7,902              5,626              4,481
                                                              ============       ============       ============
Diluted net income (loss) per share available
       to common stockholders                                 $     (0.36)        $      0.38       $       0.21
                                                              ============       ============       ============




G.  LONG-TERM INCENTIVE PLAN AND STOCK PURCHASE PLAN

      The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123 "Accounting for Stock-Based Compensation" ("Statement 123") requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

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

                        GRAY COMMUNICATIONS SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

G.    LONG-TERM INCENTIVE PLAN AND STOCK PURCHASE PLAN (CONTINUED)

Under the Incentive Plan, the options granted typically vest after a two year period and expire three years after full vesting. Options granted through December 31, 1997, have been granted at a price which approximates fair market value on the date of the grant.

      The Company also has a Stock Purchase Plan which grants outside directors up to 7,500 shares of the Company's Common Stock. Under this Stock Purchase Plan, the options granted vest at the beginning of the upcoming calendar year and expire at the end of January following that calendar year.

      Prior to 1996, grants under the Incentive Plan and the Stock Purchase Plan were made with the Company's Class A Common Stock. In 1996, the Company amended its Incentive Plan and Stock Purchase Plan for grants to be made with Class B Common Stock. Therefore, all options granted subsequent to 1995, were made with Class B Common Stock.

      Pro forma information regarding net income and earnings per share is required by Statement 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of Statement
123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997, 1996 and 1995, respectively: risk-free interest rates of 5.82%, 5.43% and 6.06%; dividend yields of 0.32%, 0.50% and 0.53%; volatility factors of the expected market price of the Company's Class A Common Stock of 0.28, 0.33 and 0.26; and a weighted-average expected life of the options of 4.5,
2.0 and 2.7 years.

      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and which are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.


      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except per common share data):



                                                                                       1997       1996      1995
                                                                                    ----------- --------- ----------
Pro forma income (loss) before extraordinary charge available to common
     stockholders                                                                   $ (3,174)   $ 5,190   $   792
Pro forma income (loss) before extraordinary charge per common share:
     Basic                                                                          $  (0.40)   $  0.96   $  0.18
     Diluted                                                                        $  (0.40)   $  0.92   $  0.18

                        GRAY COMMUNICATIONS SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

G.    LONG-TERM INCENTIVE PLAN AND STOCK PURCHASE PLAN (CONTINUED)

A summary of the Company's stock option activity for Class A Common Stock, and related information for the years ended December 31 follows (in thousands, except weighted average data):


                                                                 YEAR ENDED DECEMBER 31,
                                                  1997                     1996                    1995
                                         ------------------------ ------------------------------------------------
                                           OPTIONS       WEIGHTED     OPTIONS     WEIGHTED     OPTIONS     WEIGHTED
                                                         AVERAGE                  AVERAGE                 AVERAGE
                                                         EXERCISE                 EXERCISE                EXERCISE
                                                           PRICE                    PRICE                   PRICE
                                         ------------  ------------ ----------- ------------- ----------- -----------
Stock options outstanding -
     beginning of year                          198       $13.11        263       $12.39         199      $  9.80
     Options granted                            -0-                     -0-                      111        16.14
     Options exercised                          (85)       10.75       (52)         9.93         (29)       10.08
     Options forfeited                          -0-                     (6)        12.44         (18)       10.45
     Options expired                            (52)       19.25        (7)        10.17          -0-
                                               -----                   ----                      ----
Stock options outstanding - end of year          61       $11.15        198       $13.11         263       $12.39
                                               =====                   ====                      ===

Exercisable at end of year                       61       $11.15        164       $13.06          86      $  9.84

Weighted-average fair value of                                                                            $  3.37
     options granted during the year

      Exercise prices for Class A Common Stock options outstanding as of December 31, 1997, ranged from $9.67 to $13.33 for the Incentive Plan. The weighted-average remaining contractual life of the Class A Common Stock options outstanding for the Incentive Plan is 1.4 years.

      A summary of the Company's stock option activity for Class B Common Stock, and related information for the years ended December 31 follows (in thousands, except weighted average data):

                                                                              YEAR ENDED DECEMBER 31,
                                                                           1997                     1996
                                                                  ------------------------ ------------------------
                                                                    OPTIONS     WEIGHTED    OPTIONS     WEIGHTED
                                                                                AVERAGE                  AVERAGE
                                                                               EXERCISE                 EXERCISE
                                                                                 PRICE                    PRICE
                                                                  ------------ ----------- ----------- ------------
Stock options outstanding - beginning of year                              68      $15.88         -0-
     Options granted                                                      352       25.20          68       $15.88
                                                                          ---                     ---
Stock options outstanding - end of year                                   420      $23.70          68       $15.88
                                                                          ===                     ====

Exercisable at end of year                                                 53      $15.88         -0-

Weighted-average fair value of options granted during the
     year                                                                          $ 8.10                   $ 3.22


Exercise prices for Class B Common Stock options outstanding as of December 31, 1997, ranged

                        GRAY COMMUNICATIONS SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

G.    LONG-TERM INCENTIVE PLAN AND STOCK PURCHASE PLAN (CONTINUED)

from $15.88 to $25.50 for the Incentive Plan and $15.88 to $24.19 for the Stock Purchase Plan. The weighted-average remaining contractual life of the Class B Common Stock options outstanding for the Incentive Plan and Stock Purchase Plan is 4.7 and 0.5 years, respectively.

H. INCOME TAXES

      The Company uses the liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

      Federal and state income tax expense (benefit) included in the consolidated financial statements are summarized as follows (in thousands):

                                          YEAR ENDED DECEMBER 31,
                                   ----------------------------------------
                                      1997          1996          1995
                                   ------------ ------------- -------------
Current
     Federal                         $ (1,620)       $1,462        $ (253)
     State and local                      577           841            24
Deferred                                1,283           (44)          863
                                     ---------       -------       -------
                                     $    240        $2,259        $  634
                                    =========        ======        ======

         The total provision for income taxes for 1996 included a tax benefit of $2.2 million which related to an extraordinary charge on extinguishment of debt.

      Significant components of the Company's deferred tax liabilities and assets are as follows (in thousands):

                                                                                              1997          1996
                                                                                        -------------  ---------------
Deferred tax liabilities:
     Net book value of property and equipment                                                $ 2,670        $1,165
     Goodwill                                                                                  6,281         2,370
     Other                                                                                       120           120
                                                                                             --------       ------
            Total deferred tax liabilities                                                     9,071         3,655

Deferred tax assets:
     Liability under supplemental retirement plan                                                526         1,241
     Allowance for doubtful accounts                                                             499           619
     Difference in basis of assets held for sale                                                 941           941
     Federal operating loss carryforwards                                                      4,412           -0-
     State and local operating loss carryforwards                                              1,952         1,164
     Other                                                                                       290           511
                                                                                            --------        ------
            Total deferred tax assets                                                          8,620         4,476
     Valuation allowance for deferred tax assets                                                (753)         (753)
                                                                                            --------        ------
            Net deferred tax assets                                                            7,867         3,723
                                                                                            --------        -------
Deferred tax assets (liabilities) net                                                        $(1,204)       $   68
                                                                                             =======       ========

                        GRAY COMMUNICATIONS SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

H. INCOME TAXES (CONTINUED)

      A substantial portion of the federal operating loss carryforwards will expire in the year ended December 31, 2012.

      A reconciliation of income tax expense at the statutory federal income tax rate and income taxes as reflected in the consolidated financial statements is as follows (in thousands):

                                                                                   YEAR ENDED DECEMBER 31,
                                                                              1997          1996             1995
                                                                           ------------ --------------  --------------
      Statutory rate applied to income                                         $ (395)     $   1,625       $    532
      State and local taxes, net of federal tax benefits                          572             (7)            91
      Permanent difference relating to sale of KTVE                               -0-            602            -0-
      Other items, net                                                             63             39             11
                                                                               ------       --------       --------
                                                                               $  240      $   2,259       $    634
                                                                               ======       ========       ========



      The Company made income tax payments of approximately $275,000, $3.6 million and $742,000 during 1997, 1996 and 1995, respectively. At December 31, 1997, the Company had current recoverable income taxes of approximately $2.1 million.

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

      The net pension expense includes the following (in thousands):



                                                                                     YEAR ENDED DECEMBER 31,
                                                                                 1997          1996         1995
                                                                              ------------ ------------- -----------
       Service costs - benefits earned during the year                             $ 429        $  360     $   221
       Interest cost on projected benefit obligation                                 442           409         384
       Actual return on plan assets                                                 (608)         (574)       (655)
       Net amortization and deferral                                                 121           126         187
                                                                                   -----         -----      ------
       Net pension expense                                                         $ 384        $  321     $   137
                                                                                   =====        ======     =======
       Assumptions:
            Discount rate                                                            7.0%          7.0%        8.0%
            Expected long-term rate of return on assets                              7.0%          7.0%        8.0%
            Estimated rate of increase in compensation levels                        5.0%          5.0%        6.0%

                        GRAY COMMUNICATIONS SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

I.  RETIREMENT PLANS (CONTINUED)

      PENSION PLAN (CONTINUED)

      The following summarizes the plan's funded status and related assumption (in thousands):

                                                                                                  DECEMBER 31,
                                                                                             -----------------------
                                                                                                1997        1996
                                                                                             ----------- -----------
       Actuarial present value of accumulated benefit obligation is as follows:
            Vested                                                                              $5,962     $ 5,675
            Other                                                                                  491         291
                                                                                                ------     -------
                                                                                                $6,453     $ 5,966
                                                                                                ======     =======
       Plan assets at fair value, primarily mutual funds and an unallocated
             insurance contract                                                                 $6,919     $ 6,282
       Projected benefit obligation                                                             (7,053)     (6,483)
                                                                                                ------      -------
       Plan assets less than projected benefit obligation                                         (134)       (201)
       Unrecognized net (gain) loss                                                                (58)         72
       Unrecognized net asset                                                                     (246)       (300)
                                                                                                ------      ------
       Pension liability included in consolidated balance sheet                                 $ (438)    $  (429)
                                                                                                ======     =======
       Assumptions:
            Discount rate                                                                          7.0%        7.0%
            Estimated rate of increase in compensation levels                                      5.0%        5.0%




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

      Employee contributions to the Capital Accumulation Plan, not to exceed 6% of the employees' gross pay, are matched by Company contributions. Until 1997, the Company's percentage match was made by a contribution of the Company's Class A Common Stock. The Company's percentage match amount is declared by the Company's Board of Directors before the beginning of each plan year. In 1997, the Company's percentage match has been made by a contribution of the Company's Class B Common Stock. The Company's percentage match was 50% for the three years ended December 31, 1997. The Company contributions vest, based upon each employee's number of years of service, over a period not to exceed five years.

      Company matching contributions aggregating $419,670, $262,426 and $298,725 were charged to expense for 1997, 1996 and 1995, respectively, for the issuance of 20,874 Class B shares; 13,225 and 18,354 Class A shares, respectively.

                        GRAY COMMUNICATIONS SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

J.  COMMITMENTS AND CONTINGENCIES

      The Company has various operating lease commitments for equipment, land and office space. The Company has also entered into commitments for various television film exhibition rights for which the license periods have not yet commenced. Rent expense resulting from operating leases for the years ended December 31, 1997, 1996 and 1995 were $1.4 million, $501,000, and $267,000, respectively. Future minimum payments under operating leases with initial or remaining noncancelable lease terms in excess of one year and obligations under film exhibition rights for which the license period have not yet commenced are as follows (in thousands):


                                          LEASE         FILM        TOTAL
                                         ---------- ------------- -----------
       1998                                 $1,434        $1,083    $  2,517
       1999                                  1,255         3,128       4,383
       2000                                    674         2,693       3,367
       2001                                    505         1,650       2,155
       2002                                    290           920       1,210
       Thereafter                              732           -0-         732
                                            ------        ------     -------
                                            $4,890        $9,474     $14,364
                                            ======        ======     =======

      The Company is subject to legal proceedings and claims which arise in the normal course of its business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not materially affect the Company's financial position.

                        GRAY COMMUNICATIONS SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

K.  INFORMATION ON BUSINESS SEGMENTS

      The Company operates in three business segments: broadcasting, publishing and paging. The broadcasting segment operates eight television stations at December 31, 1997. The publishing segment operates three daily newspapers in three different markets, and two area weekly advertising only publications in southwest Georgia and north Florida. The paging operations are located in Florida, Georgia, and Alabama. The following tables present certain financial information concerning the Company's three operating segments (in thousands):

                                                                                     YEAR ENDED DECEMBER 31,
                                                                              --------------------------------------
                                                                                 1997          1996         1995
                                                                              ------------ ------------- -----------
                                                                                         (IN THOUSANDS)
       OPERATING REVENUES:
            Broadcasting                                                       $  72,300       $54,981     $36,750
            Publishing                                                            24,536        22,845      21,866
            Paging                                                                 6,712         1,479         -0-
                                                                                   -----        ------     -------
                                                                               $ 103,548       $79,305     $58,616
                                                                                ========       =======     =======

       OPERATING PROFIT:
             Broadcasting                                                      $  17,509      $ 14,106     $ 7,822
             Publishing                                                            2,206         1,980        (962)
             Paging                                                                1,015            (7)        -0-
                                                                                 -------       -------     -------

       Total operating profit                                                     20,730        16,079       6,860
       Miscellaneous income and (expense), net                                       (31)        5,704         144
       Interest expense                                                          (21,861)      (11,689)     (5,439)
                                                                                ---------    ----------    --------
       Income (loss) before income taxes                                       $  (1,162)    $  10,094     $ 1,565
                                                                               =========     =========     =======


      Operating profit is total operating revenue less operating expenses, excluding miscellaneous income and expense (net) and interest. Corporate and administrative expenses are allocated to operating profit based on net segment revenues.

                        GRAY COMMUNICATIONS SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

K.  INFORMATION ON BUSINESS SEGMENTS (CONTINUED)

                                                                                     YEAR ENDED DECEMBER 31,
                                                                              --------------------------------------
                                                                                 1997          1996         1995
                                                                              ------------ ------------- -----------
                                                                                         (IN THOUSANDS)
       DEPRECIATION AND AMORTIZATION EXPENSE:
            Broadcasting                                                       $  11,024   $     5,554    $  2,723
            Publishing                                                             1,973         1,730       1,190
            Paging                                                                 1,480           329         -0-
                                                                               ---------   -----------    --------
                                                                                  14,477         7,613       3,913
            Corporate                                                                 42            50          46
                                                                               ---------   -----------    --------
       Total depreciation and amortization expense                             $  14,519   $     7,663    $  3,959
                                                                               =========   ===========    ========
       CAPITAL EXPENDITURES:
            Broadcasting                                                       $   5,000   $     2,674    $  2,285
            Publishing                                                             4,235           692         973
            Paging                                                                   975           -0-         -0-
                                                                                --------   -----------    --------
                                                                                 10,210         3,366       3,258
            Corporate                                                                162            30          22
                                                                               ---------   -----------    --------
       Total capital expenditures                                              $  10,372   $     3,396    $  3,280
                                                                               =========   ===========    ========


                                                                                          DECEMBER 31,
                                                                              --------------------------------------
                                                                                 1997          1996         1995
                                                                              ------------ ------------- -----------
                                                                                         (IN THOUSANDS)
       IDENTIFIABLE ASSETS:
            Broadcasting                                                        $287,254     $ 245,614     $54,022
            Publishing                                                            19,818        16,301      18,170
            Paging                                                                23,950        23,764         -0-
                                                                                --------     ---------     -------
                                                                                 331,022       285,679      72,192
            Corporate                                                             14,029        12,985       6,048
                                                                                --------     ---------     -------
       Total identifiable assets                                                $345,051     $ 298,664     $78,240
                                                                                ========     =========     =======




                        GRAY COMMUNICATIONS SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

L.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                                  FISCAL QUARTERS
                                                                    FIRST       SECOND        THIRD       FOURTH
                                                                 ------------ ------------ ------------ ------------
Year Ended December 31, 1997                                         (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
----------------------------
Operating revenues                                                 $ 22,761     $  25,499    $ 25,984    $ 29,304
Operating income                                                      4,337         6,124       4,271       5,998
Net income (loss)                                                      (461)          622      (1,162)       (401)
Net income (loss) available to common stockholders                     (811)          272      (1,513)       (760)
Basic income (loss) per share                                      $  (0.10)    $    0.03    $  (0.19)   $  (0.10)
Diluted income (loss) per share                                    $  (0.10)    $    0.03    $  (0.19)   $  (0.10)


                                                                                  FISCAL QUARTERS
                                                                    FIRST       SECOND        THIRD       FOURTH
                                                                 ------------ ------------ ------------ ------------
Year Ended December 31, 1996                                         (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
----------------------------
Operating revenues                                                 $  17,027    $  18,487   $  16,699   $  27,092
Operating income                                                       2,678        4,633       2,381       6,387
Income before extraordinary charge                                       311        1,490       2,947         930
Extraordinary charge                                                     -0-          -0-       3,159         -0-
Net income (loss)                                                        311        1,490        (212)        930
Net income (loss) available to common stockholders                       311        1,490        (239)        580
Basic income (loss) per share
      Income before extraordinary charge available to
          common stockholders                                      $    0.07    $    0.33   $    0.62   $    0.07
      Extraordinary charge                                              0.00         0.00       (0.67)       0.00
      Net income (loss) available to common stockholders           $    0.07    $    0.33   $   (0.05)  $    0.07
Diluted income (loss) per share
      Income before extraordinary charge available to
          common stockholders                                      $    0.07    $    0.32   $    0.58   $    0.07
      Extraordinary charge                                              0.00         0.00       (0.63)       0.00
      Net income (loss) available to common stockholders           $    0.07    $    0.32   $   (0.05)  $    0.07




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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information concerning executive officers, in response to this item, is incorporated from PART I herein. Information concerning directors of the registrant, in response to this item, is hereby incorporated by reference to the information, relating thereto in the Company's proxy statement for its 1998 Annual Meeting of Shareholders.

ITEM 11.  EXECUTIVE COMPENSATION

      Information concerning executive compensation, in response to this item, is hereby incorporated by reference to the information, relating thereto in the Company's proxy statement for its 1998 Annual Meeting of Shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Information concerning security ownership of certain beneficial owners and management, in response to this item, is hereby incorporated by reference to the information, relating thereto in the Company's proxy statement for its 1998 Annual Meeting of Shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information concerning Certain Relationships and Related Transactions, in response to this item, is hereby incorporated by reference to the information, relating thereto in the Company's proxy statement for its 1998 Annual Meeting of Shareholders.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (A) (1) AND (2) LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENTS SCHEDULES

      (1)    FINANCIAL STATEMENTS

      The following consolidated financial statements of Gray Communications Systems, Inc. are included in item 8:

      Report of Independent Auditors

      Consolidated Balance Sheets at December 31, 1997 and 1996

      Consolidated Statements of Operations for the years ended December 31, 1997, 1996 and 1995

      Consolidated Statements of Stockholders' Equity for the years ended December 31, 1997, 1996 and 1995

      Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995

      Notes to Consolidated Financial Statements

      (2)    FINANCIAL STATEMENT SCHEDULES.

      The following financial statement schedule of Gray Communications Systems. Inc and subsidiaries is included in Item 14(d):

      Schedule II - Valuation and qualifying accounts.

      All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

      (B)    REPORTS ON FORM 8-K.

      A current report on Form 8-K was filed on August 14, 1997, reporting the purchase of certain assets from Raycom-U.S., Inc. used in the operation of WITN-TV in the Greenville-Washington-New Bern, North Carolina market area. A current report on Form 8K/A was filed on October 14, 1997 as an amendment to the current report on Form 8-K that was filed on August 14, 1997.

      (C)    EXHIBITS.


 EXHIBIT NO.                                           DESCRIPTION                                           PAGE
-----------                                           -------------                                         ------

     3.1         Restated Articles of Incorporation of Gray Communications
                  Systems, Inc., (incorporated by reference to Exhibit 3.1 to the Company's Form 10-K for the fiscal year ended December 31,
                  1996)

      3.2        By-Laws of Gray Communications Systems, Inc. as amended
                  (incorporated by reference to Exhibit 3.2 to the Company's
                  Form 10-K for the year ended December 31, 1996)


     4.1         Indenture for the Company's 105/8% Senior Subordinated Notes
                  due 2006 (incorporated by reference to Exhibit 4.1 to the Company's registration statement on Form S-1 (Registration No.
                  333-4338) (Exhibit 4.1 to the "Note S-1")

     4.2         Loan Agreement dated September 23, 1996 by and among Gray
                  Communications Systems, Inc., as the borrower, KeyBank
                  National Association as agent, NationsBank, N.A. (South) as
                  Co-Agent and CIBC, Inc., CoreStates Bank, N.A., and the Bank of New York (incorporated by reference to Exhibit 4(i) to the Company's Form 8-K, filed October 15, 1996)

     4.3         Borrower Security Agreement dated September 30, 1996 by and between Gray Communications Systems, Inc. and KeyBank National
                  Association (incorporated by reference to Exhibit 4(ii) to the Company's Form 8-K, filed October 15, 1996)

     4.4         Subsidiary Security Agreement dated September 30, 1996 between
                  Gray Communications Systems, Inc., its subsidiaries and
                  KeyBank National Association (incorporated by reference to
                  Exhibit 4(iii) to the Company's Form 8-K, filed October 15,
                  1996)






   EXHIBIT
     NO.                                               DESCRIPTION                                           PAGE
--------------                                       --------------                                         ------

     4.5        Borrower Pledge Agreement dated September 30, 1996 between Gray
                 Communications Systems, Inc. and KeyBank National Association
                 (incorporated by reference to Exhibit 4(iv) to the Company's
                 Form 8-K, filed October 15, 1996)

     4.6        Subsidiary Pledge Agreement dated September 30, 1996 by and among WRDW-TV, Inc., WJHG-TV, Inc., Gray Kentucky Television,
                 Inc. and KeyBank National Association (incorporated by reference to Exhibit 4(v) to the Company's Form 8-K, filed
                 October 15, 1996)

     4.7        Subsidiary Guarantee dated September 30, 1996 between Gray
                 Communications Systems, Inc., its subsidiaries and KeyBank
                 National Association (incorporated by reference to Exhibit
                 4(vi) to the Company's Form 8-K, filed October 15, 1996)

     4.8        First Amendment to Loan Agreement dated September 8, 1997, by and among Gray Communications Systems, Inc., as the borrower,
                 KeyBank National Association as agent, NationsBank, N.A.
                 (South) as Co-Agent and CIBC, Inc., CoreStates Bank, N.A., and
                 the Bank of New York                                                                          80

    10.1        Supplemental pension plan (incorporated by reference to Exhibit
                 10(a) to the Company's Form 10 filed October 7, 1991, as amended January 29, 1992 and March 2, 1992)

    10.2        Long-Term Incentive Plan  (incorporated by reference to Exhibit
                 10(e) to the Company's Form 10-K for the fiscal year ended June
                 30, 1993)

    10.3        Asset Purchase Agreement,  dated January 6, 1995, between the
                 Company and Still Publishing, Inc. (incorporated by reference to Exhibit 10(h) to the 1994 Form 10-K)

    10.4        Capital  Accumulation Plan, effective October 1, 1994
                 (incorporated by reference to Exhibit 10(i) to the 1994 Form
                 10-K)

    10.5        Asset Purchase Agreement, dated March 15, 1996, by and between the Company and Media Acquisition Partners, L.P. (incorporated by reference to Exhibit 10(l) to the 1995 Form 10-K)

    10.6        Warrant, dated January 4, 1996, to purchase 487,500
                 shares of Class A Common Stock (incorporated by reference to the Note S-1)

    10.7        Form of amendment to employment agreement between the Company and Ralph W. Gabbard, dated January 1, 1996 (incorporated by reference to Exhibit 10(m) to the 1995 Form 10-K)

    10.8        Employment Agreement, dated February 12, 1996 between the
                 Company and Robert A. Beizer (incorporated by reference to the Note S-1)

    10.9        Form of Preferred Stock Exchange and Purchase Agreement between the Company and Bull Run Corporation (incorporated by reference to the Note S-1)




   EXHIBIT
     NO.                                               DESCRIPTION                                           PAGE
--------------                                        -------------                                          -----
    10.10        Form of Warrant to purchase 500,000 shares of Class A
                 Common Stock (incorporated by reference to the Note S-1)

    10.11       Form of amendment to employment agreement between the Company and Robert A. Beizer, dated December 12, 1996 ( incorporated by reference to Exhibit 10.19 to the Company's Form 10-K for the year ended December 31, 1996)

    10.12       Amendment to the Company's Long-Term Incentive Plan (
                 incorporated by reference to Exhibit 10.19 to the Company's
                 Form 10-K for the year ended December 31, 1996)

    10.13       First Amendment to the Company's Capital Accumulation Plan (
                 incorporated by reference to Exhibit 10.19 to the Company's
                 Form 10-K for the year ended December 31, 1996)

    10.14       Asset Purchase Agreement by and among the Company and
                 Raycom-U.S., Inc. and WITN-TV, Inc. (incorporated by reference to item 10 of the current report filed on Form 8-K
                 (Registration No. 001-13796) on August 14, 1997)

    10.15       Stock Purchase Agreement by and Among Busse Broadcasting
                 Corporation, South Street Corporate Recovery Fund I, L.P.,
                 Greycliff Leveraged Fund 1993, L.P., South Street Leveraged
                 Corporate Recovery Fund, L.P. and Gray Communications Systems,
                 Inc., as dated February 13, 1998.                                                             102

     21        List of Subsidiaries

     23        Consent of Ernst & Young L.L.P. for the financial statements
                 of Gray Communications Systems, Inc.                                                          154

     27        Financial data schedule for Gray Communications Systems, Inc.                                   155

(D) FINANCIAL STATEMENT SCHEDULES - The response to this section is submitted as a part of (a)(1) and (2).

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                GRAY COMMUNICATIONS SYSTEMS, INC.

Date: March 4, 1998              By:               /s/ J. MACK ROBINSON
                                 --------------------------------------------
                                         J. Mack Robinson, PRESIDENT
                                              AND CHIEF EXECUTIVE OFFICER

Date: March 4, 1998              By:              /s/ WILLIAM A. FIELDER, III
                                 --------------------------------------------
                                                  William A. Fielder, III
                                                      VICE PRESIDENT & CFO
                                                    (CHIEF FINANCIAL OFFICER)

Date: March 4, 1998             By:              /s/ JACKSON  S COWART, IV
                                    --------------------------------------------
                                                   Jackson S. Cowart, IV
                                                  (CHIEF ACCOUNTING OFFICER)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 4, 1998             By:           /s/ WILLIAM E. MAYHER, III
                                    --------------------------------------------
                                                   William E. Mayher, III
                                                  CHAIRMAN OF THE BOARD

Date: March 4, 1998             By:                /s/ J. MACK ROBINSON
                                    --------------------------------------------
                                                  J. Mack Robinson,
                                                 PRESIDENT AND CHIEF EXECUTIVE
                                                    OFFICER AND DIRECTOR

Date: March 4, 1998             By:               /s/ RICHARD L. BOGER
                                    --------------------------------------------
                                                Richard L. Boger, DIRECTOR

Date: March 4, 1998             By:            /s/ HILTON H. HOWELL, JR.
                                    --------------------------------------------
                                               Hilton H. Howell, Jr., DIRECTOR

Date: March 4, 1998             By:              /s/ HOWELL W. NEWTON
                                    --------------------------------------------
                                               Howell W. Newton, DIRECTOR

Date: March 4, 1998             By:               /s/ HUGH  NORTON
                                    --------------------------------------------
                                                    Hugh Norton, DIRECTOR

Date: March 4, 1998             By:            /s/ ROBERT S. PRATHER, JR.
                                    --------------------------------------------
                                              Robert S. Prather, Jr., DIRECTOR

Date: March 4, 1998             By:             /s/ HARRIETT J. ROBINSON
                                    --------------------------------------------
                                              Harriett J. Robinson., DIRECTOR

                         REPORT OF INDEPENDENT AUDITORS

      We have audited the consolidated financial statements of Gray Communications Systems, Inc. as of December 31, 1997 and 1996, and for each of the three years in the period ended December 31, 1997, and have issued our report thereon dated January 27, 1998 (except for the Pending Acquisition of Note C, as to which the date is February 13, 1998). Our audits also included the financial statement schedule listed in Item 14(a). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

      In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                              Ernst & Young LLP

Atlanta, Georgia
January 27, 1998

                        GRAY COMMUNICATIONS SYSTEMS, INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS





                                                                  COL. C
                                                        --------------------------
                 COL. A                      COL. B              ADDITIONS               COL. D          COL. E
----------------------------------------- ------------- --------------------------  --------------- ---------------
DESCRIPTION                                BALANCE AT   CHARGED TO     CHARGED TO                       BALANCE AT
-----------                                BEGINNING     COSTS AND       OTHER                           END OF
                                           OF PERIOD     EXPENSES       ACCOUNTS      DEDUCTIONS (1)     PERIOD
                                          ------------- ------------ --------------- --------------- ---------------
YEAR ENDED DECEMBER 31, 1997
Allowance for doubtful accounts             $1,450,000     $188,000    $  31,000(2)        $416,000      $1,253,000

YEAR ENDED DECEMBER 31, 1996
Allowance for doubtful accounts             $  450,000     $894,000    $ 583,000(2)        $477,000      $1,450,000

YEAR ENDED DECEMBER 31, 1995
Allowance for doubtful accounts             $  694,000     $384,000    $  33,000(2)        $661,000      $  450,000

---------------------

(1) Deductions are write-offs of amounts not considered collectible.

(2) Represents amounts recorded in certain allocations of purchase prices for the Company's acquisitions.