Form 10-Q
period 1998-03-31
GRAY COMMUNICATIONS SYSTEMS INC /GA/
filed 1998-05-14
CIK 43196

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998.

                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
 FOR THE TRANSITION PERIOD FROM _________ TO _________ .

 COMMISSION FILE NUMBER 1-13796

                  GRAY COMMUNICATIONS SYSTEMS, INC.
----------------------------------------------------------------------
       (Exact name of registrant as specified in its charter)


                  GEORGIA                                             58-0285030
--------------------------------------------          -------------------------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                      ---   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.


    CLASS A COMMON STOCK, (NO PAR VALUE)                   CLASS B COMMON STOCK, (NO PAR VALUE)
----------------------------------------------          --------------------------------------------
     4,537,695 SHARES AS OF MAY 8, 1998                     3,407,204 SHARES AS OF MAY 8, 1998


INDEX

                                      GRAY COMMUNICATIONS SYSTEMS, INC.


PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

              Condensed consolidated balance sheets (unaudited) - March 31, 1998 and December 31, 1997

              Condensed consolidated statements of operations (unaudited) Three months ended March 31, 1998 and 1997;

              Condensed consolidated statement of stockholders' equity (unaudited) Three months ended March 31, 1998

              Condensed consolidated statements of cash flows (unaudited) Three months ended March 31, 1998 and 1997

              Notes to condensed consolidated financial statements (unaudited)- March 31, 1998

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II.      OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K

SIGNATURES
----------

PART I.           FINANCIAL INFORMATION
------            ---------------------

ITEM 1.           FINANCIAL STATEMENTS



                                      GRAY COMMUNICATIONS SYSTEMS, INC.
                              CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                                                 MARCH 31,          DECEMBER 31,
                                                                                    1998                1997
                                                                             ------------------- -------------------

CURRENT ASSETS:
     Cash and cash equivalents                                                  $    1,051,009      $    2,367,300
     Trade accounts receivable, less allowance for doubtful accounts
         of $1,295,000 and  $1,253,000, respectively                                18,288,309          19,527,316
     Recoverable income taxes                                                        2,047,980           2,132,284
     Inventories                                                                     1,137,514             846,891
     Current portion of program broadcast rights                                     2,129,358           2,850,023
     Other current assets                                                            1,687,008             968,180
                                                                                   -----------         -----------
Total current assets                                                                26,341,178          28,691,994

PROPERTY AND EQUIPMENT:
     Land                                                                            1,050,448             889,696
     Buildings and improvements                                                     11,896,511          11,951,700
     Equipment                                                                      53,926,757          52,899,547
                                                                                  ------------        ------------
                                                                                    66,873,716          65,740,943
     Allowance for depreciation                                                    (24,201,474)        (23,635,256)
                                                                                  ------------        ------------
                                                                                    42,672,242          42,105,687

OTHER ASSETS:
     Deferred loan costs                                                             8,257,975           8,521,356
     Goodwill and other intangibles                                                261,972,682         263,425,447
     Other                                                                           3,090,861           2,306,143
                                                                                   -----------        ------------
                                                                                   273,321,518         274,252,946
                                                                                   -----------        ------------



                                                                                  $342,334,938        $345,050,627
                                                                                  ============        ============





           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.




                                      GRAY COMMUNICATIONS SYSTEMS, INC.
                        CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (CONTINUED)


                                                                                 MARCH 31,          DECEMBER 31,
                                                                                    1998                1997
                                                                             ------------------- -------------------

CURRENT LIABILITIES:
     Trade accounts payable (includes $600,000 and $850,000 payable
         to Bull Run Corporation, respectively)                                 $    3,987,854      $    3,321,903
     Employee compensation and benefits                                              3,296,662           3,239,694
     Accrued expenses                                                                2,144,833           2,265,725
     Accrued interest                                                                8,855,834           4,533,366
     Current portion of program broadcast obligations                                2,067,007           2,876,060
     Deferred revenue                                                                2,095,903           1,966,166
     Current portion of long-term debt                                                 573,340             400,000
                                                                                 -------------        ------------
Total current liabilities                                                           23,021,433          18,602,914

LONG-TERM DEBT                                                                     220,915,482         226,676,377

OTHER LONG-TERM LIABILITIES:
     Program broadcast obligations, less current portion                               416,647             617,107
     Supplemental employee benefits                                                  1,086,367           1,161,218
     Deferred income taxes                                                           1,101,728           1,203,847
     Other acquisition related liabilities                                           4,283,376           4,494,016
                                                                                 -------------         -----------
                                                                                     6,888,118           7,476,188
Commitments and contingencies

STOCKHOLDERS' EQUITY:
     Serial Preferred Stock, no par value; authorized 20,000,000 shares;
       issued 2,060 shares ($20,600,000 aggregate liquidation value)                20,600,000          20,600,000
     Class A Common Stock, no par value; authorized 15,000,000
       shares; issued 5,307,716 shares                                              10,404,874          10,358,031
     Class B Common Stock, no par value; authorized 15,000,000
       shares; issued 3,515,364 shares                                              66,593,805          66,397,804
     Retained earnings                                                               4,517,915           6,603,191
                                                                                  ------------        ------------
                                                                                   102,116,594         103,959,026
    Treasury Stock at cost, Class A Common, 773,521 and 781,921
       shares, respectively                                                         (8,843,492)         (9,011,369)
    Treasury Stock at cost, Class B Common, 110,870 and 166,790
       shares, respectively                                                         (1,763,197)         (2,652,509)
                                                                                  -------------        ------------
                                                                                    91,509,905          92,295,148
                                                                                  ------------         -----------



                                                                                  $342,334,938        $345,050,627
                                                                                  ============        ============




SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.



                                      GRAY COMMUNICATIONS SYSTEMS, INC.
                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                   THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                          --------------------------------------
                                                                                1998                 1997
                                                                          -----------------    -----------------
OPERATING REVENUES
     Broadcasting (net of agency commissions)                               $ 19,511,064        $ 15,985,297
     Publishing                                                                6,537,335           5,224,854
     Paging                                                                    1,933,466           1,550,376
                                                                          --------------     ---------------
                                                                              27,981,865          22,760,527
EXPENSES
     Broadcasting                                                             12,118,387           9,694,784
     Publishing                                                                5,457,505           3,933,421
     Paging                                                                    1,255,605             890,294
     Corporate and administrative                                                660,480             633,328
     Depreciation and amortization                                             3,621,584           3,271,943
                                                                          --------------       --------------
                                                                              23,113,561          18,423,770
                                                                           -------------       -------------
                                                                               4,868,304           4,336,757
Miscellaneous expense                                                            241,067              45,763
                                                                          ---------------      ----------------
                                                                               4,627,237           4,290,994
Interest expense                                                               5,927,481           4,975,693
                                                                          --------------       --------------
     LOSS BEFORE INCOME TAXES                                                 (1,300,244)           (684,699)
Income tax expense (benefit)                                                     182,563            (223,600)
                                                                          ---------------      ---------------
     NET LOSS                                                                 (1,482,807)           (461,099)
Preferred Dividends                                                              358,998             350,000
                                                                          ---------------      ---------------
     NET LOSS AVAILABLE TO COMMON STOCKHOLDERS                             $  (1,841,805)       $   (811,099)
                                                                          ==============       ==============

AVERAGE OUTSTANDING COMMON SHARES:
     Basic                                                                     7,920,428           7,947,284
     Diluted                                                                   7,920,428           7,947,284

BASIC LOSS PER COMMON SHARE:
        Net loss available to common
               stockholders                                               $        (0.23)      $       (0.10)
                                                                          ===============      ==============




DILUTED LOSS PER COMMON SHARE:
        Net loss available to common
               stockholders                                               $        (0.23)      $       (0.10)
                                                                          ===============      ==============





           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.




                                      GRAY COMMUNICATIONS SYSTEMS, INC.
                       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                                 Preferred                      Class A                    Class B
                                                   Stock                       Common Stock               Common Stock
                                           -----------------------      ---------------------------   ------------------------
                                            Shares        Amounts        Shares           Amounts      Shares        Amounts
                                           -------        --------       ------          --------     -------        --------
Balance at December 31, 1997               2,060      $ 20,600,000      5,307,716      $ 10,358,031   3,515,364   $  66,397,804



Net loss for the
  three months ended
  March 31, 1998


Common stock dividends ($.02
  per share)

Preferred stock dividends


Income tax benefits relating
  to stock plans                                                                              46,843                     166,550


Issuance of treasury stock:
  401 (k) plan                                                                                                            29,451
  Non-qualified stock plan
                                        ---------    --------------      -----------   -------------   ----------  -------------
Balance at March 31, 1998                  2,060      $  20,600,000        5,307,716   $  10,404,874   3,515,364   $  66,593,805
                                        =========    ==============      ===========   =============   ==========  =============














                                                               Class A                  Class B
                                                            Treasury Stock             Treasury Stock
                                              Retained     ----------------------      ----------------------
                                              Earnings     Shares         Amounts      Shares        Amounts        Total
                                              ---------    ------         -------      ------        --------       -------
Balance at December 31, 1997               $ 6,603,191    (781,921)   $ (9,011,369)   (166,790)   $(2,652,509)   $  92,295,148



Net loss for the
  three months ended
  March 31, 1998                            (1,482,807)                                                             (1,482,807)


Common stock dividends ($.02
  per share)                                  (158,609)                                                               (158,609)

Preferred stock dividends                     (358,998)                                                               (358,998)


Income tax benefits relating
  to stock plans                                                                                                       213,393


Issuance of treasury stock:
  401 (k) plan                                                                           3,420         54,389           83,840
  Non-qualified stock plan                     (84,862)      8,400         167,877      52,500        834,923          917,938
                                          ------------- -----------      ---------   ---------     ----------       ----------
Balance at March 31, 1998                 $  4,517,915    (773,521)    $(8,843,492)   (110,870)   $(1,763,197)   $  91,509,905
                                          ============= ===========    ============  ==========   ============    ============




SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.



                                      GRAY COMMUNICATIONS SYSTEMS, INC.
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                             THREE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                   ---------------------------------------
                                                                                         1998                 1997
                                                                                   -----------------    ------------------
   OPERATING ACTIVITIES
   Net loss                                                                        $    (1,482,807)     $      (461,099)
   Items which did not use (provide) cash:
        Depreciation                                                                     1,827,823            1,712,147
        Amortization of intangible assets                                                1,793,761            1,559,796
        Amortization of deferred loan costs                                                271,174              269,074
        Amortization of program broadcast rights                                           940,319              796,817
        Payments for program broadcast rights                                             (995,668)            (938,009)
       Supplemental employee benefits                                                      (74,851)             (66,941)
       Common Stock contributed to 401(k) Plan                                              83,840              117,573
       Deferred income taxes                                                              (102,119)           1,662,000
       Loss on disposal of assets                                                          260,930                  -0-
       Changes in operating assets and liabilities:
           Receivables, inventories and other current assets                               272,743              275,971
           Accounts payable and other current liabilities                                4,850,232            2,243,865
                                                                                    --------------      ---------------
                                         NET CASH PROVIDED BY OPERATING ACTIVITIES       7,645,377            7,171,194

   INVESTING ACTIVITIES
       Purchase of FCC license                                                            (829,600)                 -0-
       Purchases of property and equipment                                              (2,656,786)          (4,206,376)
       Deferred acquisition costs                                                          (93,972)             (78,369)
       Payments on purchase liabilities                                                   (210,640)             (93,848)
       Other                                                                              (355,839)            (148,919)
                                                                                   ----------------     ----------------
                                             NET CASH USED IN INVESTING ACTIVITIES      (4,146,837)          (4,527,512)

   FINANCING ACTIVITIES
       Dividends paid                                                                     (358,607)            (354,113)
       Class A Common Stock transactions                                                    46,843               45,895
       Class B Common Stock transactions                                                   166,550                  -0-
       Proceeds from sale of treasury shares                                               917,938                  -0-
       Proceeds from borrowings of long-term debt                                          500,000                  -0-
       Payments on long-term debt                                                       (6,087,555)          (3,032,004)
                                                                                   ----------------     ----------------

                                             NET CASH USED IN FINANCING ACTIVITIES      (4,814,831)          (3,340,222)
                                                                                   ---------------      ---------------

   DECREASE IN CASH AND CASH EQUIVALENTS                                                (1,316,291)            (696,540)
       Cash and cash equivalents at beginning of period                                  2,367,300            1,051,044
                                                                                   ----------------     ----------------

                                        CASH AND CASH EQUIVALENTS AT END OF PERIOD $     1,051,009      $       354,504
                                                                                   ===============      ================




SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                       GRAY COMMUNICATIONS SYSTEMS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


NOTE A--BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of Gray Communications Systems, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

         Certain amounts in the accompanying unaudited condensed consolidated financial statements have been reclassified to conform to the 1998 format.

NOTE B--BUSINESS ACQUISITIONS

Pending Acquisitions

         On May 4, 1998, Cosmos Broadcasting Corporation ("Cosmos"), a subsidiary of the Liberty Corporation signed a letter of intent to acquire WALB-TV, the Company's NBC affiliate operating on Channel 10 in Albany, Georgia in a transaction valued at approximately $78.0 million. Under the proposed agreement, Cosmos will purchase a Wisconsin television station that the Company had intended to acquire and exchange it for WALB-TV in a like-kind exchange transaction. The station, WEAU-TV the NBC-affiliate operating on Channel 13 serving the Eau Claire-La Crosse market, is currently owned by Busse Broadcasting Corporation. On February 13, 1998, the Company signed a definitive purchase agreement to acquire all of the outstanding capital stock of Busse Broadcasting Corporation ("Busse"). The purchase price is approximately $112.0 million plus Busse's cash and cash equivalents less Busse's indebtedness including its 11 5/8% Senior Secured Notes due 2000. Busse owns and operates three VHF television stations: KOLN-TV, the CBS-affiliate operating on Channel 10 in the Lincoln-Hastings-Kearney, Nebraska television market, and its satellite station KGIN-TV, the CBS-affiliate operating on Channel 11 serving Grand Island, Nebraska; and WEAU-TV. The exchange of WALB-TV for WEAU-TV and the purchase of Busse is subject to FCC approval. These transactions are expected to close on or before September 1, 1998. In connection with the proposed exchange of WALB-TV for WEAU-TV and the purchase of Busse, the Company will pay Bull Run Corporation, a principal stockholder of the Company, a finder's fee equal to 1% of the transaction values for services performed, none of which was due and included in accounts payable at March 31, 1998.

                        GRAY COMMUNICATIONS SYSTEMS, INC.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)




Condensed unaudited balance sheets of WALB-TV as of March 31, 1998 and December 31, 1997 are as follows:

                                                    MARCH 31,         DECEMBER 31,
                                                      1998               1997
                                                   -----------        -----------
                                                            (IN THOUSANDS)
Current assets                                     $     2,104         $    2,379
Property and equipment, net                              1,448              1,473
Other assets                                               756                471
                                                   -----------        -----------
   Total assets                                    $     4,308         $    4,323
                                                   ===========        ===========

Current liabilities                                $     1,332         $      994
Other liabilities                                          192                215
Stockholder's equity                                     2,784              3,114
                                                   -----------         ----------
   Total liabilities and stockholder's equity      $     4,308         $    4,323
                                                   ===========         ==========



Condensed unaudited income statement data for the three months ended March 31, 1998 and 1997 for WALB-TV are as follows:


                                               THREE MONTHS ENDED
                                                   MARCH 31,
                                          -----------------------------
                                             1998               1997
                                          ----------         ----------
                                                  (IN THOUSANDS)
Broadcasting revenues                     $    2,423         $    2,347
Expenses                                       1,137              1,093
                                          ----------         ----------
Income before income taxes                $    1,286         $    1,254
                                          ==========         ==========

Net income                                $      797         $      777
                                          ==========         ==========

1997 ACQUISITIONS

         On April 24, 1997, the Company purchased GulfLink Communications, Inc. and on August 1, 1997, the Company purchased the assets of WITN-TV. Assuming that these acquisitions had been completed on January 1, 1997, on a pro forma basis for the three months ended March 31, 1997, the Company reported revenue, net loss available to common stockholders and diluted net loss per share available to common stockholders of $25.3 million, $1.2 million and $0.15, respectively.

NOTE C--LONG-TERM DEBT

         In September 1996, the Company entered into the $125.0 million senior credit facility (the "Senior Credit Facility") with KeyBank National Association, NationsBank, N.A. (South), CIBC, Inc., CoreStates Bank, N.A., and the Bank of New York. The Senior Credit Facility included scheduled reductions in the $125.0 million credit limit which commenced on March 31, 1997, interest rates based upon a spread over LIBOR and/or Prime, an unused commitment fee of 0.50% applied to available funds and a maturity date of June 30, 2003. Effective September 17, 1997, the Senior Credit Facility was modified to reinstate the original credit limit of $125.0 million which had been reduced by the scheduled reductions. The modification also reduced the interest rate spread over LIBOR and/or Prime and reduced the fee applied to available funds from 0.50% to 0.375%. The modification also extended the maturity date from June 30, 2003 to June 30, 2004. The modification required a one-time fee of $250,000. At March 31, 1998, the Company had approximately $60.1 million outstanding under the Senior Credit Facility, which did not include a letter of credit in the amount of $5.9 million which had been established but not yet drawn upon. On March 31, 1998, the balance available under the Senior Credit Facility was $57.2 million and the interest rate on the balance outstanding was based on a spread over LIBOR and Prime of 2.00% and 0.25%, respectively. As of March 31, 1998, the credit limit of $125.0 million as amended on September 17, 1997 had been reduced by $1.8 million due to scheduled reductions as specified in the Senior Credit Facility.

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


                                                            THREE MONTHS ENDED MARCH 31,
                              ---------------------------------------------------------------------------------------
                                                1998                                          1997
                              -----------------------------------------     -----------------------------------------
                                                         PERCENT OF                                   PERCENT OF
                                    AMOUNT                  TOTAL                 AMOUNT                TOTAL
                              --------------------     ----------------     --------------------    -----------------
                                                                  (DOLLARS IN THOUSANDS)
TELEVISION BROADCASTING
Revenues                           $  19,511                69.7%               $   15,985                70.2%
Operating income (1)                   4,336                78.2                     3,761                75.5

PUBLISHING
Revenues                           $   6,537                23.4%               $    5,225                23.0%
Operating income (1)                     944                17.0                       887                17.8


PAGING
Revenues                           $   1,934                 6.9%               $    1,551                 6.8%
Operating income (1)                     268                 4.8                       333                 6.7




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

RESULTS OF OPERATIONS (CONTINUED)

INTRODUCTION (CONTINUED)

corresponding reductions during other hours. The ratings of a local station affiliated with a major network can be affected by ratings of network programming.

         Most broadcast advertising contracts are short-term, and generally run only for a few weeks. Approximately 55.6% of the gross revenues of the Company's television stations for the three months ended March 31, 1998 were generated from local advertising, which is sold primarily by a station's sales staff directly to local accounts, and the remainder represented primarily national advertising, which is sold by a station's national advertising sales representative. The stations generally pay commissions to advertising agencies on local, regional and national advertising. The stations also pay commissions to the national sales representative on national advertising.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



MEDIA CASH FLOW

         The following table sets forth certain operating data for the broadcast, publishing and paging operations for the three months ended March 31, 1998 and 1997:



                                                                                       THREE MONTHS ENDED
                                                                                            MARCH 31,
                                                                              --------------------------------------
                                                                                    1998                 1997
                                                                              -----------------    -----------------
                                                                                         (IN THOUSANDS)
Operating income                                                               $   4,868               $  4,337
Add:
   Amortization of program license rights                                            940                    797
   Depreciation and amortization                                                   3,622                  3,272
   Corporate overhead                                                                661                    633
   Non-cash compensation and contributions to the Company's 401(k) plan,
     paid in common stock                                                            117                    114
Less:
   Payments for program license liabilities                                         (996)                  (938)
                                                                               ----------              --------
Media Cash Flow (1)                                                            $   9,212               $  8,215
                                                                               ==========              ========



(1) Of Media Cash Flow for the three months ended March 31, 1998 and 1997, $7.4 million and $6.2 million, respectively, was attributable to the Company's broadcasting operations; $1.1 million and $1.3 million, respectively, was attributable to the Company's publishing operations; and $687,000 and $667,000, respectively, was attributable to the Company's paging operations

         "Media Cash Flow" is defined as operating income, plus depreciation and amortization (including amortization of program license rights), non-cash compensation and corporate overhead, less payments for program license liabilities. The Company has included Media Cash Flow data because such data are commonly used as a measure of performance for media companies and are also used by investors to measure a company's ability to service debt. Media Cash Flow is not, and should not be used as, an indicator or alternative to operating income, net income or cash flow as reflected in the Company's unaudited Condensed Consolidated Financial Statements, and is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

         As discussed in the INTRODUCTION, the Company completed two broadcasting acquisitions during 1997. The financial results of the Company reflect increases between the three month period ended March 31, 1998 and 1997 in substantially all broadcast line items.

CASH FLOW PROVIDED BY (USED IN) OPERATING, INVESTING AND FINANCING ACTIVITIES

         The following table sets forth certain cash flow data for the Company for the three months ended March 31, 1998 and 1997.


                                                                              THREE MONTHS ENDED MARCH 31,
                                                                     -----------------------------------------------
                                                                             1998                      1997
                                                                     ---------------------      --------------------
                                                                                     (IN THOUSANDS)
 Cash flows provided by (used in)
    Operating activities                                               $   7,645              $       7,171
    Investing activities                                                  (4,147)                    (4,528)
    Financing activities                                                  (4,815)                    (3,340)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



BROADCASTING, PUBLISHING AND PAGING REVENUES

         Set forth below are the principal types of broadcasting, publishing and paging revenues earned by the Company's broadcasting, publishing and paging operations for the periods indicated and the percentage contribution of each to the Company's total revenues:



                                                            THREE MONTHS ENDED MARCH 31,
                                   --------------------------------------------------------------------------------
                                                   1998                                       1997
                                   --------------------------------------     -------------------------------------
                                                           PERCENT OF                                PERCENT OF
                                        AMOUNT               TOTAL                AMOUNT                TOTAL
                                   -----------------    -----------------     ----------------     ----------------
                                                                (DOLLARS IN THOUSANDS)
BROADCASTING
NET REVENUES:
    Local                            $  10,898                38.9%              $  9,112                 40.0%
    National                             5,570                19.9                  4,765                 20.9
    Network compensation                 1,215                 4.3                  1,133                  5.0
    Political                              193                 0.7                     47                  0.2
    Production and other                 1,635                 5.9                    928                  4.1
                                    -----------             ------               --------              -------
                                     $  19,511                69.7%              $ 15,985                70.2%
                                     =========               =====               ========              =======

PUBLISHING
NET REVENUES:
    Retail advertising               $   2,977                10.6%              $  2,490                 10.9%
    Classified                           2,085                 7.5                  1,617                  7.1
    Circulation                          1,279                 4.6                    990                  4.3
    Other                                  196                 0.7                    128                  0.7
                                     ---------             -------               --------               --------
                                     $   6,537                23.4%              $  5,225                 23.0%
                                     =========             =======               =========              ========

PAGING
NET REVENUES:
    Paging lease and service         $   1,934                 6.9%              $  1,551                  6.8%
                                     =========              =======              =========               =======

                                     $  27,982               100.0%              $ 22,761                100.0%
                                     =========              =======              ========                =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

         REVENUES. Total revenues for the three months ended March 31, 1998 increased $5.2 million, or 22.9%, over the same period of the prior year, to $28.0 million from $22.8 million. This increase was primarily attributable to the net effect of (i) increased revenues resulting from the WITN Acquisition and the GulfLink Acquisition, (ii) increased publishing revenues and (iii) increased paging revenues. The WITN Acquisition and the GulfLink Acquisition accounted for $1.9 million and $699,000, respectively, of the revenue increase.

         Broadcast net revenues increased $3.5 million, or 22.1%, over the same period of the prior year, to $19.5 million from $16.0 million. The WITN Acquisition and the GulfLink Acquisition accounted for $1.9 million and $699,000, respectively, of the broadcast net revenue increase. On a pro forma basis, assuming the acquisition of WITN had been effective on January 1, 1997, broadcast net revenues for WITN for the three months ended March 31, 1998 increased $111,000, or 6.3%, when compared to the same period of the prior year to $1.9 million from $1.8 million. Broadcast net revenues, excluding the WITN Acquisition and the GulfLink Acquisition, increased $963,000, or 6.0%, over the same period of the prior year, to $16.9 million from $16.0 million. This increase was due primarily to an increase in local advertising revenue of $722,000.

         Publishing revenues increased $1.3 million, or 25.1%, over the same period of the prior year, to $6.5 million from $5.2 million. The increase in revenues was due primarily to an increase in retail advertising, classified advertising, circulation and other revenue of $487,000, $468,000 $289,000 and $68,000, respectively. The increase in retail advertising and circulation revenue was due primarily to an increase in circulation at the Gwinnett Daily Post to 64,000 at March 31, 1998 from 13,000 at March 31, 1997. The increase in classified advertising revenue was due primarily to rate and linage increases. The increase in other revenue was due primarily to increased commercial printing revenue and increased other advertising revenue.

         Paging revenue increased $383,000 or 24.7%, over the same period of the prior year, to $1.9 million from $1.6 million. The increase was attributable primarily to an increase in the number of pagers in service. The Company had approximately 73,000 pagers and 54,000 pagers in service at March 31, 1998 and 1997, respectively.

         OPERATING EXPENSES. Operating expenses for the three months ended March 31, 1998 increased $4.7 million, or 25.5%, over the same period of the prior year, to $23.1 million from $18.4 million, due primarily to the WITN Acquisition, the GulfLink Acquisition, and the expense associated with the increase in circulation at the Gwinnett Daily Post. The WITN Acquisition, the GulfLink Acquisition and the cost associated with the increase in circulation at the Gwinnett Daily Post accounted for $1.2 million, $588,000 and $1.5 million (exclusive of depreciation and amortization), respectively, of the operating expense increase.

         Broadcast expenses increased $2.4 million, or 25.0%, over the three months ended March 31, 1998, to $12.1 million from $9.7 million. The increase was attributable primarily to the WITN Acquisition and GulfLink Acquisition. On a pro forma basis, assuming the acquisition of WITN had been effective on January 1, 1997, broadcast expenses for WITN for the three months ended March 31, 1998 increased $82,000, or 7.3%, over the three months ended March 31, 1997 to $1.2 million from $1.1 million. Broadcast expenses, excluding the results of the WITN Acquisition and the GulfLink Acquisition, increased $633,000, or 6.5%, to $10.3 million from $9.7 million. This increase was due primarily to an increase in payroll expense of $482,000.

         Publishing expenses for the three months ended March 31, 1998 increased $1.5 million, or 38.8%, from the same period of the prior year, to $5.5 million from $3.9 million. This increase resulted primarily from an increase in the expense associated with the increase in circulation at the Gwinnett Daily Post and higher newsprint pricing. Average newsprint costs increased approximately 11.1% while newsprint consumption increased approximately 33.9%.

         Paging expenses increased $366,000 or 41.1%, over the same period of the prior year, to $1.3 million from $890,000. The increase was attributable primarily to an increase in the number of pagers in service.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997 (CONTINUED)

         Corporate and administrative expenses for the three months ended March 31, 1998 and the three months ended March 31, 1997, were approximately $650,000.

         Depreciation of property and equipment and amortization of intangible assets was $3.6 million for the three months ended March 31, 1998, as compared to $3.3 million for the same period of the prior year, an increase of $350,000, or 10.7%. This increase was primarily the result of higher depreciation and amortization costs related to the WITN Acquisition and the GulfLink Acquisition.

         INTEREST EXPENSE. Interest expense increased $951,000, or 19.1%, to $5.9 million for the three months ended March 31, 1998 from $5.0 million for the three months ended March 31, 1997. This increase was attributable primarily to increased levels of debt resulting from the financing of the WITN Acquisition and the GulfLink Acquisition.

         INCOME TAX EXPENSE (BENEFIT). Income tax expense for the three months ended March 31, 1998 was 183,000 and income tax benefit for the three months ended March 31, 1997 was $224,000. The increase in income tax expense of $407,000 was due primarily to the utilization of all benefits from available net operating loss carrybacks in 1997.

         NET LOSS AVAILABLE TO COMMON STOCKHOLDERS. Net loss available to common stockholders of the Company was $1.8 million for the three months ended March 31, 1998, as compared with net loss of $811,000 for the same period of the prior year, an increase of $1.0 million.

LIQUIDITY AND CAPITAL RESOURCES

         In September 1996, the Company entered into the $125.0 million senior credit facility (the "Senior Credit Facility") with KeyBank National Association, NationsBank, N.A. (South), CIBC, Inc., CoreStates Bank, N.A., and the Bank of New York. The Senior Credit Facility included scheduled reductions in the $125.0 million credit limit which commenced on March 31, 1997, interest rates based upon a spread over LIBOR and/or Prime, an unused commitment fee of 0.50% applied to available funds and a maturity date of June 30, 2003. Effective September 17, 1997, the Senior Credit Facility was modified to reinstate the original credit limit of $125.0 million which had been reduced by the scheduled reductions. The modification also reduced the interest rate spread over LIBOR and/or Prime and reduced the fee applied to available funds from 0.50% to 0.375%. The modification also extended the maturity date from June 30, 2003 to June 30, 2004. The modification required a one-time fee of $250,000. At March 31, 1998, the Company had approximately $60.1 million outstanding on the Senior Credit Facility, which did not include a letter of credit in the amount of $5.9 million which had been established but not yet drawn upon. On March 31, 1998, the balance available under the Senior Credit Facility was $57.2 million and the interest rate on the balance outstanding was based on a spread over LIBOR and Prime of 2.00% and 0.25%, respectively. As of March 31, 1998, the credit limit of $125.0 million as amended on September 17, 1997 had been reduced by $1.8 million due to scheduled reductions as specified in the Senior Credit Facility.

         The Company's working capital was $3.3 million and $10.1 million at March 31, 1998 and December 31, 1997, respectively. The Company's cash provided from operations was $7.6 million and $7.2 million for the three months ended March 31, 1998 and 1997, respectively. Management believes that current cash balances, cash flows from operations and the available funds under its Senior Credit Facility will be adequate to provide for the Company's capital expenditures, debt service, cash dividends and working capital requirements for the forseeable future. The Senior Credit Facility contains certain restrictive provisions, which, among other things, limit capital expenditures and additional indebtedness and require minimum levels of cash flows. Additionally, the effective interest rate of the Senior Credit Facility can be changed based upon the Company's maintenance of certain operating ratios as defined in the Senior Credit Facility, not to exceed the lender's prime rate plus 0.5% or LIBOR plus 2.25%. The Senior Credit Facility contains restrictive provisions similar to the provisions of the Company's 10 5/8% Senior Subordinated Notes due 2006.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

         The Company's cash used in investing activities was $4.1 million and $4.5 million for the three months ended March 31, 1998 and 1997, respectively. The decreased usage of $381,000 from 1997 to 1998 was primarily due to the payment of $829,600 to the Federal Communications Commission for a special mobile radio license ("SMR") partially offset by decreased capital expenditures in 1998.

         The Company's cash used in financing activities was $4.8 million and $3.3 million for the three months ended March 31, 1998 and 1997, respectively. The increase in cash used by financing activities resulted primarily from increased payments on long term debt partially offset by funds provided by common stock transactions. During the three months ended March 31, 1998, the Company issued 8,400 shares of Class A Common Stock and 55,920 shares of Class B Common Stock from treasury to fulfill obligations under its employee benefit plan, non-employee director stock purchase plan and long-term incentive plan.

         The Company regularly enters into program contracts for the right to broadcast television programs produced by others and program commitments for the right to broadcast programs in the future. Such programming commitments are generally made to replace expiring or canceled program rights. Payments under such contracts are made in cash or the concession of advertising spots for the program provider to resell, or a combination of both. During the three months ended March 31, 1998, the Company paid $996,000 for such program broadcast rights.

         In connection with the acquisition of WCTV-TV during 1996, the FCC ordered the Company to divest itself of WALB-TV in Albany, Georgia and WJHG-TV in Panama City, Florida by March 31, 1997 to comply with regulations governing common ownership of television stations with overlapping service areas. The FCC is currently reexamining these regulations, and if it revises them in accordance with the interim policy it has adopted, divestiture of WJHG-TV would not be required. Accordingly, the Company requested and in July of 1997 received an extension of the divestiture deadline with regard to WJHG-TV conditioned upon the outcome of the rulemaking proceedings. It can not be determined when the FCC will complete its rulemaking on this subject. Also in July of 1997, the Company obtained FCC approval to transfer control of WALB-TV to a trust with a view towards the trustee effecting (i) a swap of WALB-TV's assets for assets of one or more television stations of comparable value and with comparable broadcast cash flow in a transaction qualifying for deferred capital gains treatment under the "like-kind exchange" provision of Section 1031 of the Internal Revenue Code of 1986, or (ii) a sale of such assets. Under the trust arrangement, the Company relinquished operating control of the station to a trustee while retaining the economic risks and benefits of ownership. If the trustee is required to effect a sale of WALB-TV, the Company would incur a significant gain and related tax liability, the payment of which could have an adverse effect on the Company's ability to acquire comparable assets without incurring additional indebtedness. The FCC has allowed up to six months for the trustee to file an application seeking the agency's approval of a swap or sale. The approval process is expected to take between two and six months.

         On May 4, 1998, Cosmos Broadcasting Corporation ("Cosmos"), a subsidiary of the Liberty Corporation signed a letter of intent to acquire WALB-TV, in a transaction valued at approximately $78.0 million. Under the proposed agreement, Cosmos will purchase a Wisconsin television station that the Company had intended to acquire and exchange it for WALB-TV in a like-kind exchange transaction. The station, WEAU-TV the NBC-affiliate operating on Channel 13 serving the Eau Claire-La Crosse market, is currently owned by Busse Broadcasting Corporation ("Busse"). On February 13, 1998, the Company signed a definitive purchase agreement to acquire all of the outstanding capital stock of Busse. The purchase price is approximately $112.0 million plus Busse's cash and cash equivalents less Busse's indebtedness including its 11 5/8 % Senior Secured Notes due 2000. Busse owns and operates three VHF television stations: KOLN-TV, the CBS-affiliate operating on Channel 10 in the Lincoln-Hastings-Kearney, Nebraska television market, and its satellite station KGIN-TV, the CBS-affiliate operating on Channel 11 serving Grand Island, Nebraska; and WEAU-TV. The exchange of WALB-TV for WEAU-TV and the purchase of Busse is subject to FCC approval. These transactions are expected to close on or before September 1, 1998. In connection with the proposed exchange of WALB-TV for WEAU-TV and the purchase of Busse, the Company will pay Bull Run Corporation, a principal stockholder of the Company, a finder's fee equal to 1% of the

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

transaction values for services performed, none of which was due and included in accounts payable at March 31, 1998. If completed, the Company currently believes that funding for this acquisition could be provided primarily through cash flow from operations and borrowing under the Senior Credit Facility, although there can be no assurances that this acquisition would not require the sale by the Company of debt or equity securities.

         The Company and its subsidiaries file a consolidated federal income tax return and such state or local tax returns as are required. As of March 31, 1998, the Company anticipates that it will generate taxable operating losses for the foreseeable future.

         Management does not believe that inflation in past years has had a significant impact on the Company's results of operations nor is inflation expected to have a significant effect upon the Company's business in the near future.

CAUTIONARY STATEMENTS FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT

         This quarterly report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the words "believes," "expects," "anticipates," "estimates" and similar words and expressions are generally intended to identify forward-looking statements. Statements that describe the Company's future strategic plans, goals, or objectives are also forward-looking statements. Readers of this Report are cautioned that any forward-looking statements, including those regarding the intent, belief or current expectations of the Company or management, are not guarantees of future performance, results or events and involve risks and uncertainties, and that actual results and events may differ materially from those in the forward-looking statements as a result of various factors including, but not limited to, (i) general economic conditions in the markets in which the Company operates, (ii) competitive pressures in the markets in which the Company operates, (iii) the effect of future legislation or regulatory changes on the Company's operations and (iv) other factors described from time to time in the Company's filings with the Securities and Exchange Commission. The forward-looking statements included in this report are made only as of the date hereof. The Company undertakes no obligation to update such forward-looking statements to reflect subsequent events or circumstances.

IMPACT OF YEAR 2000

         Some of the Company's older computer programs were written using two digits rather than four to define the applicable year. As a result, those computer programs have time-sensitive software that recognize a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

         The Company has completed an assessment and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company does not believe that the estimated total Year 2000 project cost will have a material impact upon its financial position. Most of this cost will be realized over the estimated useful lives of the new hardware and software. To date, the Company has not incurred significant expenses associated with the Year 2000 issue.

         The project is estimated to be completed no later than December 31, 1998, which is prior to any anticipated impact on its operating systems. The Company believes that with modifications to existing software and conversions to new software, the Year 2000 issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 issue could have a material impact on the operations of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)





IMPACT OF YEAR 2000 (CONTINUED)

         The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

PART II.          OTHER INFORMATION

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

    (a)           Exhibits

                  27 - Financial Data Schedule

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


                                          GRAY COMMUNICATIONS SYSTEMS, INC.
                                                     (Registrant)




Date: May 14, 1998                    By:  /s/ Frederick J. Erickson
                                           -----------------------------------
                                                Frederick J. Erickson,
                                                interim Chief Financial Officer