Form 10-Q
period 1998-06-30
GRAY COMMUNICATIONS SYSTEMS INC /GA/
filed 1998-08-13
CIK 43196

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q
(Mark one)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
             SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended June 30, 1998.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

 Class A Common Stock, (No Par Value)       Class B Common Stock, (No Par Value)
-------------------------------------       -----------------------------------
 4,538,145 shares as of August 13, 1998   3,411,277 shares as of August 13, 1998

INDEX
                        GRAY COMMUNICATIONS SYSTEMS, INC.
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            Condensed consolidated balance sheets (unaudited) - June 30, 1998 and December 31, 1997

            Condensed consolidated statements of operations (unaudited) Three months ended June 30, 1998 and 1997; Six months ended June 30, 1998 and 1997

            Condensed consolidated statement of stockholders' equity (unaudited) - Six months ended June 30, 1998

            Condensed consolidated statements of cash flows (unaudited) Six months ended June 30, 1998 and 1997

            Notes to condensed consolidated financial statements (unaudited) - June 30, 1998

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

SIGNATURES

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

                     GRAY COMMUNICATIONS SYSTEMS, INC.
             CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

                                                                                                 June 30,             December 31,
                                                                                                   1998                   1997
                                                                                               -------------          -------------
CURRENT ASSETS:
     Cash and cash equivalents                                                                 $   2,739,188          $   2,367,300
     Trade accounts receivable, less allowance for doubtful accounts
         of $1,293,000 and $1,253,000, respectively                                               20,025,376             19,527,316
     Recoverable income taxes                                                                      1,897,469              2,132,284
     Inventories                                                                                   1,320,444                846,891
     Current portion of program broadcast rights                                                   1,324,251              2,850,023
     Other current assets                                                                          1,185,291                968,180
                                                                                               -------------          -------------
Total current assets                                                                              28,492,019             28,691,994

PROPERTY AND EQUIPMENT:
     Land                                                                                            864,695                889,696
     Buildings and improvements                                                                   12,025,272             11,951,700
     Equipment                                                                                    56,624,691             52,899,547
                                                                                               -------------          -------------
                                                                                                  69,514,658             65,740,943
     Allowance for depreciation                                                                  (26,340,052)           (23,635,256)
                                                                                               -------------          -------------
                                                                                                  43,174,606             42,105,687
OTHER ASSETS:
     Deferred loan costs                                                                           7,987,427              8,521,356
     Goodwill and other intangibles                                                              261,159,342            263,425,447
     Other                                                                                         2,869,399              2,306,143
                                                                                               -------------          -------------
                                                                                                 272,016,168            274,252,946
                                                                                               -------------          -------------
                                                                                               $ 343,682,793          $ 345,050,627
                                                                                               =============          =============

See notes to condensed consolidated financial statements.

                        GRAY COMMUNICATIONS SYSTEMS, INC.
          CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited) (continued)

                                                                                                JUNE 30,          DECEMBER 31,
                                                                                                  1998                1997
                                                                                             -------------       -------------
CURRENT LIABILITIES:
     Trade accounts payable (includes $1,130,000 and $850,000 payable
         to Bull Run Corporation, respectively)                                              $   3,391,969       $   3,321,903
     Employee compensation and benefits                                                          3,839,784           3,239,694
     Accrued expenses                                                                            2,646,703           2,265,725
     Accrued interest                                                                            4,713,304           4,533,366
     Current portion of program broadcast obligations                                            1,189,093           2,876,060
     Deferred revenue                                                                            2,183,695           1,966,166
     Current portion of long-term debt                                                             578,881             400,000
                                                                                             -------------       -------------
Total current liabilities                                                                       18,543,429          18,602,914

LONG-TERM DEBT                                                                                 226,322,573         226,676,377

OTHER LONG-TERM LIABILITIES:
     Program broadcast obligations, less current portion                                           424,190             617,107
     Supplemental employee benefits                                                              1,226,158           1,161,218
     Deferred income taxes                                                                       1,272,533           1,203,847
     Other acquisition related liabilities                                                       4,224,998           4,494,016
                                                                                             -------------       -------------
                                                                                                 7,147,879           7,476,188
Commitments and contingencies

STOCKHOLDERS' EQUITY:
     Serial Preferred Stock, no par value; authorized 20,000,000 shares;
         issued 2,060 shares ($20,600,000 aggregate liquidation value)                          20,600,000          20,600,000
     Class A Common Stock, no par value; authorized 15,000,000
         shares; issued 5,307,716 shares                                                        10,385,595          10,358,031
     Class B Common Stock, no par value; authorized 15,000,000
         shares; issued 3,515,364 shares                                                        66,527,502          66,397,804
     Retained earnings                                                                           4,697,154           6,603,191
                                                                                             -------------       -------------
                                                                                               102,210,251         103,959,026

   Treasury Stock at cost, Class A Common, 769,571 and 781,921 shares, respectively             (8,862,142)         (9,011,369)
   Treasury Stock at cost, Class B Common, 105,588 and 166,790 shares, respectively             (1,679,197)         (2,652,509)
                                                                                             -------------       -------------
                                                                                                91,668,912          92,295,148
                                                                                             -------------       -------------
                                                                                             $ 343,682,793       $ 345,050,627
                                                                                             =============       =============

        See notes to condensed consolidated financial statements.

                     GRAY COMMUNICATIONS SYSTEMS, INC.
        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

                                                                    THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                         JUNE 30,                             JUNE 30,
                                                            --------------------------------       --------------------------------
                                                               1998                 1997               1998               1997
                                                            ------------        ------------       ------------        ------------
OPERATING REVENUES
   Broadcasting (net of agency commissions)                 $ 22,689,990        $ 17,782,557       $ 42,201,054        $ 33,767,854
   Publishing                                                  7,379,114           6,081,748         13,916,449          11,306,602
   Paging                                                      1,991,407           1,634,609          3,924,873           3,184,985
                                                            ------------        ------------       ------------        ------------
                                                              32,060,511          25,498,914         60,042,376          48,259,441
EXPENSES
   Broadcasting                                               12,661,021           9,604,608         24,779,408          19,299,392
   Publishing                                                  5,983,435           4,594,834         11,440,940           8,528,255
   Paging                                                      1,327,495             946,629          2,583,100           1,836,923
   Corporate and administrative                                  656,449             740,991          1,316,929           1,374,319
   Depreciation and amortization                               4,221,723           3,488,301          7,843,307           6,760,244
                                                            ------------        ------------       ------------        ------------
                                                              24,850,123          19,375,363         47,963,684          37,799,133
                                                            ------------        ------------       ------------        ------------
                                                               7,210,388           6,123,551         12,078,692          10,460,308
Miscellaneous income (expense), net                              (73,209)              5,930           (314,276)            (39,833)
                                                            ------------        ------------       ------------        ------------
                                                               7,137,179           6,129,481         11,764,416          10,420,475
Interest expense                                               6,039,258           5,081,505         11,966,739          10,057,198
                                                            ------------        ------------       ------------        ------------
   INCOME (LOSS) BEFORE INCOME TAXES                           1,097,921           1,047,976           (202,323)            363,277
Income tax expense                                               260,814             426,100            443,377             202,500
                                                            ------------        ------------       ------------        ------------
   NET INCOME (LOSS)                                             837,107             621,876           (645,700)            160,777
Preferred Dividends                                              358,998             350,000            717,996             700,000
                                                            ------------        ------------       ------------        ------------
   NET INCOME (LOSS) AVAILABLE TO
    COMMON STOCKHOLDERS                                     $    478,109        $    271,876       $ (1,363,696)       $   (539,223)
                                                            ============        ============       ============        ============

AVERAGE OUTSTANDING COMMON SHARES:
   Basic                                                       7,944,503           7,943,309          7,932,532           7,953,460
    Stock compensation awards                                    399,608             117,932                -0-                 -0-
                                                            ------------        ------------       ------------        ------------
   Diluted                                                     8,344,111           8,061,241          7,932,532           7,953,460
                                                            ============        ============       ============        ============
BASIC EARNINGS (LOSS) PER COMMON SHARE:
       Net income (loss) available to common
          stockholders                                      $       0.06        $       0.03       $      (0.17)       $      (0.07)
                                                            ============        ============       ============        ============

DILUTED EARNINGS (LOSS) PER COMMON SHARE:
       Net income (loss) available to common
          stockholders                                      $       0.06        $       0.03       $      (0.17)       $      (0.07)
                                                            ============        ============       ============        ============

See notes to condensed consolidated financial statements.

                        GRAY COMMUNICATIONS SYSTEMS, INC.
      CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (unaudited)

                                                                            CLASS A                    CLASS B
                                               PREFERRED STOCK            COMMON STOCK               COMMON STOCK
                                           ----------------------- -------------------------- --------------------------
                                            SHARES      AMOUNTS       SHARES       AMOUNTS       SHARES       AMOUNTS
                                           -------- -------------- ----------- -------------- ----------- --------------
Balance at December 31, 1997                2,060   $20,600,000    5,307,716   $10,358,031    3,515,364   $66,397,804
Net loss for the six months ended June
 30, 1998
Common Stock dividends ($.04 per
 share)
Preferred stock dividends
Income tax expense relating to stock
 plans                                                                              27,564                     26,326
Issuance of treasury stock:
 401(k) plan                                                                                                  103,372
 Non-qualified stock plan
Purchase of Class A Common Stock
                                            -----   -----------    ---------   -----------    ---------   -----------
Balance at June 30, 1998                    2,600   $20,600,000    5,307,716   $10,385,595    3,515,364   $66,527,502
                                            =====   ===========    =========   ===========    =========   ===========

                                                                    CLASS A                       CLASS B
                                                                TREASURY STOCK                 TREASURY STOCK
                                                         ----------------------------- ------------------------------
                                              RETAINED
                                              EARNINGS      SHARES       AMOUNTS         SHARES         AMOUNTS
                                           ------------- ------------ ---------------- ------------- ----------------
Balance at December 31, 1997               $6,603,191     (781,921)    $(9,011,369)       (166,790)     $(2,652,509)
Net loss for the six months ended June
 30, 1998                                    (645,700)
Common Stock dividends ($.04 per
 share)                                      (317,400)
Preferred stock dividends                    (717,996)
Income tax expense relating to stock
 plans
Issuance of treasury stock:
 401(k) plan                                                                                 8,702          138,389
 Non-qualified stock plan                    (224,941)      22,850         460,290          52,500          834,923
Purchase of Class A Common Stock                           (10,500)       (311,063)
                                           ----------     --------     -----------        --------      -----------
Balance at June 30, 1998                   $4,697,154     (769,571)    $(8,862,142)       (105,588)     $(1,679,197)
                                           ==========     ========     ===========         =======      ===========

                                                TOTAL
                                           --------------
Balance at December 31, 1997                $92,295,148
Net loss for the six months ended June
 30, 1998                                      (645,700)
Common Stock dividends ($.04 per
 share)                                        (317,400)
Preferred stock dividends                      (717,996)
Income tax expense relating to stock
 plans                                           53,890
Issuance of treasury stock:
 401(k) plan                                    241,761
 Non-qualified stock plan                     1,070,272
Purchase of Class A Common Stock               (311,063)
                                           ------------
Balance at June 30, 1998                    $91,668,912
                                           ============

          See notes to condensed consolidated financial statements.

                        GRAY COMMUNICATIONS SYSTEMS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                     Six Months Ended June 30,
                                                   ----------------------------
                                                        1998          1997
                                                   ------------    ------------
OPERATING ACTIVITIES
Net income (loss)                                  $   (645,700)   $    160,777
Items which did not use (provide) cash:
   Depreciation                                       4,175,981       3,646,840
   Amortization of intangible assets                  3,667,326       3,113,404
   Amortization of deferred loan costs                  541,723         542,139
   Amortization of program broadcast rights           1,899,189       1,619,198
   Payments for program broadcast rights             (1,954,588)     (1,830,304)
   Supplemental employee benefits                      (154,657)       (117,749)
   Common stock contributed to 401(k) Plan              241,761         216,819
   Deferred income taxes                                 68,686       2,200,000
   (Gain) loss on disposal of assets                    348,310          (5,314)
   Changes in operating assets and
    liabilities:
      Receivables, inventories and other
       current assets                                (1,012,774)     (1,203,550)
      Accounts payable and other current
       liabilities                                    1,260,198      (2,691,321)
                                                   ------------    ------------

       NET CASH PROVIDED BY OPERATING ACTIVITIES      8,435,455       5,650,939

INVESTING ACTIVITIES
   Purchase of FCC License                             (829,600)            -0-
   Acquisition of satellite uplink business                 -0-      (4,074,031)
   Purchases of property and equipment               (5,766,160)     (6,757,526)
   Deferred acquisition costs                          (200,745)       (485,303)
   Payments on purchase liabilities                    (269,018)       (138,599)
   Deferred costs associated with exchange of
      television station                               (859,534)            -0-
   Proceeds from asset sales                            182,421           5,314

   Other                                               (241,707)       (524,815)
                                                   ------------    ------------

           NET CASH USED IN INVESTING ACTIVITIES     (7,984,343)    (11,974,960)

                        GRAY COMMUNICATIONS SYSTEMS, INC.
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)(continued)

                                                                         Six Months Ended June 30,
                                                                 --------------------------------------
                                                                    1998                        1997
                                                                 ------------              ------------
FINANCING ACTIVITIES
   Dividends paid                                                    (717,400)                 (712,807)
   Common Stock transactions                                           53,890                   241,545
   Purchase of treasury stock                                        (311,063)               (1,119,775)
   Sale of treasury stock                                           1,070,272                       -0-
   Proceeds from borrowings of long-term debt                      10,200,000                13,500,000
   Payments on long-term debt                                     (10,374,923)               (6,113,020)
                                                                 ------------              ------------
           NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES           (79,224)                5,795,943
                                                                 ------------              ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      371,888                  (528,078)
   Cash and cash equivalents at beginning of period                 2,367,300                 1,051,044
                                                                 ------------              ------------
                 CASH AND CASH EQUIVALENTS AT END OF PERIOD      $  2,739,188              $    522,966
                                                                 ============              ============

See notes to condensed consolidated financial statements.

                        GRAY COMMUNICATIONS SYSTEMS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE A--BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements of Gray Communications Systems, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

      Certain amounts in the accompanying unaudited condensed consolidated financial statements have been reclassified to conform to the 1998 format.

NOTE B--BUSINESS ACQUISITIONS AND DISPOSITION

SUBSEQUENT TRANSACTIONS

      On July 31, 1998, the Company completed the purchase of all of the outstanding capital stock of Busse Broadcasting Corporation ("Busse"). The net purchase price was $112 million plus associated transaction costs. The purchase price includes the assumption of Busse's indebtedness, including its 11 5/8% Senior Secured Notes due 2000. Immediately prior to the Company's acquisition of Busse, Cosmos Broadcasting Corporation acquired WEAU-TV from Busse and exchanged it for WALB-TV, the Company's NBC affiliate in Albany, Georgia. In exchange for WALB-TV, the Company received WEAU-TV, which was valued at $66 million, and approximately $12 million in cash for a total value of $78 million. As a result of these transactions, the Company adds the following television stations to its existing broadcast group: KOLN-TV, the CBS affiliate serving the Lincoln-Hastings-Kearney, Nebraska market; its satellite station KGIN-TV, the CBS affiliate serving Grand Island, Nebraska; and WEAU-TV, an NBC affiliate serving the Eau Claire-La Crosse, Wisconsin market. These transactions also satisfy the Federal Communication Commission's requirement for the Company to divest itself of WALB-TV. The Company will pay Bull Run Corporation, a principal stockholder of the Company, a fee equal to 1% of the transaction values for services performed, of which $780,000 was included in accounts payable at June 30, 1998.

      Condensed unaudited balance sheets of WALB-TV as of June 30, 1998 and December 31, 1997 are as follows:
                                                   JUNE 30,   DECEMBER 31,
                                                     1998         1997
                                                    ------       ------
                                                       (IN THOUSANDS)
Current assets                                      $2,662       $2,379
Property and equipment, net                          2,760        1,473
Other assets                                            95          471
                                                    ------       ------
  Total assets                                      $5,517       $4,323
                                                    ======       ======

Current liabilities                                 $2,027       $  994
Other liabilities                                      177          215
Stockholder's equity                                 3,313        3,114
                                                    ------       ------
  Total liabilities and stockholder's equity        $5,517       $4,323
                                                    ======       ======

                       GRAY COMMUNICATIONS SYSTEMS, INC.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)


NOTE B--BUSINESS ACQUISITIONS AND DISPOSITION (continued)

SUBSEQUENT TRANSACTIONS (CONTINUED)

      Condensed unaudited income statement data for the three months and six months ended June 30, 1998 and 1997 for WALB-TV is as follows:

                                        Three Months Ended     Six Months Ended
                                              June 30,              June 30,
                                         -----------------     -----------------
                                          1998       1997       1998       1997
                                         ------     ------     ------     ------
                                                     (in thousands)
Broadcasting revenues                    $3,235     $2,584     $5,658     $4,931
Expenses                                  1,418      1,162      2,556      2,255
                                         ------     ------     ------     ------
Income before income taxes               $1,817     $1,422     $3,102     $2,676
                                         ======     ======     ======     ======
Net income                               $1,126     $  883     $1,923     $1,660
                                         ======     ======     ======     ======

      Condensed unaudited balance sheets of Busse Broadcasting Corporation (including WEAU-TV) as of June 28, 1998 and December 28, 1997 are as follows:

                                                        JUNE 28,  DECEMBER 28,
                                                         1998       1997
                                                       -------     -------
                                                           (IN THOUSANDS)
Current assets                                         $13,473     $14,123
Property and equipment, net                             12,555      13,226
Deferred charges and other assets                        1,503       1,812
Intangible assets and excess reorganization value       46,827      48,775
                                                       -------     -------
  Total assets                                         $74,358     $77,936
                                                       =======     =======

Current liabilities                                    $ 2,360     $ 4,161
Long term debt                                          61,168      60,919
Stockholder's equity                                    10,830      12,856
                                                       -------     -------
  Total liabilities and stockholder's equity           $74,358     $77,936
                                                       =======     =======

      Condensed unaudited income statement data for the three months and six months ended June 28, 1998 and June 29, 1997 for Busse Broadcasting Corporation (including WEAU-TV) is as follows:

                                                                           THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                     --------------------------          --------------------------
                                                                      JUNE 28,          JUNE 29,         JUNE 28,           JUNE 29,
                                                                        1998             1997              1998              1997
                                                                     --------          --------          --------          --------
                                                                                            (IN THOUSANDS)
Broadcasting revenues                                                $  5,489          $  5,285          $ 10,216          $  9,550
Expenses                                                                5,939             6,074            12,242            12,048
                                                                     --------          --------          --------          --------
Loss before income taxes                                             $   (450)         $   (789)         $ (2,026)         $ (2,498)
                                                                     ========          ========          ========          ========
Net loss available to common stockholders                            $ (1,656)         $ (1,995)         $ (4,437)         $ (4,909)
                                                                     ========          ========          ========          ========

                        GRAY COMMUNICATIONS SYSTEMS, INC.
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)


NOTE B--BUSINESS ACQUISITIONS AND DISPOSITION (continued)

PRO FORMA FINANCIAL DATA (UNAUDITED)

      On April 24, 1997, the Company purchased GulfLink Communications, Inc. and on August 1, 1997, the Company purchased the assets of WITN-TV(collectively referred to as the "1997 Acquisitions"). Unaudited pro forma operating data for the three months and six months ended June 30, 1998 and 1997 is presented below and assumes that the acquisition of Busse Broadcasting Corporation ("Busse Acquisition"), the exchange of WALB-TV ("WALB Exchange") and the 1997 Acquisitions were completed on January 1, 1997.

      This unaudited pro forma operating data does not purport to represent the Company's actual results of operations had the Busse Acquisition, WALB Exchange and the 1997 Acquisitions been completed on January 1, 1997, and should not serve as a forecast of the Company's operating results for any future periods. The pro forma adjustments are based solely upon certain assumptions that management believes are reasonable under the circumstances at this time. Unaudited pro forma operating data for the three months and six months ended June 30, 1998 and 1997, is as follows:

                                                                       THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                                              JUNE 30,                             JUNE 30,
                                                                     --------------------------          --------------------------
                                                                       1998              1997              1998              1997
                                                                     --------          --------          --------          --------
                                                                                (DOLLARS IN THOUSANDS)
Revenues, net                                                        $ 34,315          $ 30,692          $ 64,600          $ 57,899
Expenses                                                               34,355            30,944            67,466            60,976
                                                                     --------          --------          --------          --------
Loss before income taxes                                             $    (40)         $   (252)         $ (2,866)         $ (3,077)
                                                                     ========          ========          ========          ========
Net loss available to common stockholders                            $   (660)         $   (517)         $ (4,027)         $ (2,731)
                                                                     ========          ========          ========          ========
Diluted loss per share available to common stockholders              $  (0.08)         $  (0.07)         $  (0.51)         $  (0.34)
                                                                     ========          ========          ========          ========

      The pro forma results presented above include adjustments to reflect (i) the incurrence of interest expense to fund the respective acquisitions, (ii) depreciation and amortization of assets acquired, (iii) the elimination of the corporate expense allocation net of additional accounting and administrative expenses and (iv) the income tax effect of such pro forma adjustments.

NOTE D--LONG-TERM DEBT

      In September 1996, the Company entered into the $125.0 million senior credit facility (the "Senior Credit Facility") with KeyBank National Association, NationsBank, N.A. (South), CIBC, Inc., CoreStates Bank, N.A., and the Bank of New York. The Senior Credit Facility included scheduled reductions in the $125.0 million credit limit which commenced on March 31, 1997, interest rates based upon a spread over LIBOR and/or Prime, an unused commitment fee of 0.50% applied to available funds and a maturity date of June 30, 2003. Effective September 17, 1997, the Senior Credit Facility was modified to reinstate the original credit limit of $125.0 million which had been reduced by the scheduled reductions. The modification also reduced the interest rate spread over LIBOR and/or Prime. The modification also extended the maturity date from June 30, 2003 to June 30, 2004. The modification required a one-time fee of $250,000. At June 30, 1998, the Company had approximately $65.6 million outstanding under the Senior Credit Facility, which did not include a letter of credit in the amount of $5.9 million which had been established but not yet drawn upon. On June 30, 1998, the balance available under the Senior Credit Facility was $49.8 million and the interest rate on the balance outstanding was based on a spread over LIBOR and Prime of 2.00% and 0.25%, respectively. As of June 30, 1998, the credit limit of $125.0 million as amended on September 17, 1997 had been reduced by $3.7 million due to scheduled reductions as specified in the Senior Credit Facility.

                        GRAY COMMUNICATIONS SYSTEMS, INC.
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued)


NOTE D--LONG-TERM DEBT (continued)

      On July 31, 1998, the Company amended and restated the Senior Credit Facility to increase its committed availability from $125 million to $200 million. The amendment also provides for an additional $100 million of uncommitted borrowing capacity. The modification also extended the maturity date from June 30, 2004 to June 30, 2005. The modification required a one-time fee of approximately $750,000.

      Immediately following the acquisition of Busse, the Company exercised its right to satisfy and discharge the Busse 11 5/8% Senior Secured Notes, effectively prefunding the notes at the October 15, 1998 call price of 106 plus accrued interest. The amount necessary to satisfy and discharge the notes was approximately $69.9 million.

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

      The Company derives its revenues from its television broadcasting, publishing and paging operations. On August 1, 1997 the Company purchased substantially all of the assets of WITN-TV ("WITN"), the NBC affiliate serving the Greenville-Washington-New Bern, North Carolina market (the "WITN Acquisition"). On April 24, 1997, the Company purchased GulfLink Communications, Inc. (the "GulfLink Acquisition"), which is in the transportable satellite uplink business, a business in which the Company was already engaged. As a result of the higher operating margins associated with the Company's television broadcasting operations, the profit contribution of these operations as a percentage of revenues, has exceeded, and is expected to continue to exceed, the profit contributions of the Company's publishing and paging operations. Set forth below, for the periods indicated, is certain information concerning the relative contributions of the Company's television broadcasting, publishing and paging operations.
                                         Three Months Ended June 30,
                             -----------------------------------------------
                                    1998                      1997
                             ---------------------    ----------------------
                                           Percent of              Percent of
                              Amount         Total    Amount         Total
                             -------       -------   -------       ---------
                                        (dollars in thousands)
Television Broadcasting
Revenues                     $22,690        70.8%    $17,783        69.7%
Operating income (1)           6,801        86.2       5,520        80.2

Publishing
Revenues                     $ 7,379        23.0%    $ 6,082        23.9%
Operating income (1)             856        10.9       1,035        15.0

Paging
Revenues                     $ 1,991         6.2%    $ 1,634         6.4%
Operating income (1)             231         2.9         324         4.8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations of Gray Communications Systems, Inc. (continued)

INTRODUCTION (CONTINUED)
                                          Six Months Ended June 30,
                             -----------------------------------------------
                                    1998                      1997
                             ---------------------    ----------------------
                                           Percent of              Percent of
                              Amount         Total    Amount         Total
                             -------       -------   -------       ---------
                                        (dollars in thousands)
Television Broadcasting
Revenues                      $42,201        70.3%    $33,768        70.0%
Operating income (1)           11,137        82.9       9,281        78.3

Publishing
Revenues                      $13,916        23.2%    $11,306        23.4%
Operating income (1)            1,800        13.4       1,922        16.2

Paging
Revenues                      $ 3,925         6.5%    $ 3,185         6.6%
Operating income (1)              499         3.7         657         5.5

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

      In the Company's broadcasting operations, broadcast advertising is sold for placement either preceding or following a television station's network programming and within local and syndicated programming. Broadcast advertising is sold in time increments and is priced primarily on the basis of a program's popularity among the specific audience an advertiser desires to reach, as measured by Nielsen Media Research ("Nielsen"). In addition, broadcast advertising rates are affected by the number of advertisers competing for the available time, the size and demographic makeup of the market served by the station and the availability of alternative advertising media in the market area. Broadcast advertising rates are the highest during the most desirable viewing hours, with corresponding reductions during other hours. The ratings of a local station affiliated with a major network can be affected by ratings of network programming.
      Most broadcast advertising contracts are short-term, and generally run only for a few weeks. Approximately 52.0% of the gross revenues of the Company's television stations for the six months ended June 30, 1998 were generated from local advertising, which is sold primarily by a station's sales staff directly to local accounts, and the remainder represented primarily national advertising, which is sold by a station's national advertising sales representative. The stations generally pay commissions to advertising agencies on local, regional and national advertising. The stations also pay commissions to the national sales representative on national advertising.

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

MEDIA CASH FLOW

      The following table sets forth certain operating data for the broadcast, publishing and paging operations for the three months and six months ended June 30, 1998 and 1997:
                                   Three Months Ended          Six Months Ended
                                         June 30,                 June 30,
                                   --------------------    --------------------
                                     1998        1997        1998        1997
                                   --------    --------    --------    --------
                                               (in thousands)
Operating income                   $  7,210    $  6,124    $ 12,079    $ 10,460
Add:
  Amortization of program
   license rights                       959         822       1,899       1,619
  Depreciation and
   amortization                       4,221       3,488       7,843       6,760
  Corporate overhead                    658         741       1,317       1,374
  Non-cash compensation and
   contributions to the
   Company's 401(k) plan,
   paid in common stock                 115          95         233         210

Less:
  Payments for program
   license liabilities                 (959)       (892)     (1,955)     (1,830)
                                   --------    --------    --------    --------
Media Cash Flow (1)                $ 12,204    $ 10,378    $ 21,416    $ 18,593
                                   ========    ========    ========    ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations of Gray Communications Systems, Inc. (continued)

MEDIA CASH FLOW (CONTINUED)

(1) Of Media Cash Flow for the three months ended June 30, 1998 and 1997, $10.1 million and $8.2 million, respectively, was attributable to the Company's broadcasting operations; $1.4 million and $1.5 million, respectively, was attributable to the Company's publishing operations; and $670,000 and $694,000, respectively, was attributable to the Company's paging operations. Of Media Cash Flow for the six months ended June 30, 1998 and 1997, $17.5 million and $14.4 million, respectively, was attributable to the Company's broadcasting operations; $2.5 million and $2.8 million, respectively, was attributable to the Company's publishing operations; and $1.4 million, respectively was attributable to the Company's paging operations.

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

      As discussed in the INTRODUCTION, the Company completed two broadcasting acquisitions during 1997. The financial results of the Company reflect increases between the three month and six month periods ended June 30, 1998 and 1997 in substantially all broadcast line items.

CASH FLOW PROVIDED BY (USED IN) OPERATING, INVESTING AND FINANCING ACTIVITIES

      The following table sets forth certain cash flow data for the Company for the six months ended June 30, 1998 and 1997.

                                          Six Months Ended June 30,
                                         ----------------------------
                                            1998               1997
                                         --------             -------
                                                (in thousands)
Cash flows provided by (used in)
  Operating activities                   $  8,435           $  5,650
  Investing activities                     (7,984)           (11,975)
  Financing activities                        (79)             5,796

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations of Gray Communications Systems, Inc. (continued)

BROADCASTING, PUBLISHING AND PAGING REVENUES

      Set forth below are the principal types of operating revenues earned by the Company's broadcasting, publishing and paging operations for the periods indicated and the percentage contribution of each to the Company's total revenues:

                                                                           Three Months Ended June 30,
                                               ------------------------------------------------------------------------------
                                                               1998                               1997
                                               -------------------------------------      -----------------------------------
                                                  Amount            Percent of Total        Amount           Percent of Total
                                               -----------          ----------------      ---------          ----------------
                                                                          (dollars in thousands)
Broadcasting
Net revenues:
   Local                                         $11,167                  34.8%            $ 9,804                  38.5%
   National                                        6,530                  20.4               5,466                  21.4
   Network compensation                            1,358                   4.2               1,148                   4.5
   Political                                       1,993                   6.2                 106                   0.4
   Production and other                            1,643                   5.2               1,259                   4.9
                                                 -------                  -----            -------               --------
                                                 $22,691                  70.8%            $17,783                  69.7%
                                                 =======                  =====            =======               ========
Publishing
Net revenues:
   Retail advertising                            $ 3,447                  10.8%            $ 2,895                  11.4%
   Classified                                      2,413                   7.5               1,850                   7.3
   Circulation                                     1,340                   4.2               1,227                   4.8
   Other                                             179                   0.5                 110                   0.4
                                                 -------                 ------            -------               --------
                                                 $ 7,379                  23.0%            $ 6,082                  23.9%
                                                 =======                 ======            =======               ========
Paging
Net revenues:
   Paging lease and service                      $ 1,991                   6.2%            $ 1,634                   6.4%
                                                 =======                 ======            =======               ========

                                                 $32,061                 100.0%            $25,499                 100.0%
                                                 =======                 ======            =======               ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations of Gray Communications Systems, Inc. (continued)

BROADCASTING, PUBLISHING AND PAGING REVENUES (CONTINUED)

                                                                             Six Months Ended June 30,
                                               ------------------------------------------------------------------------------
                                                               1998                               1997
                                               -------------------------------------      -----------------------------------
                                                  Amount            Percent of Total        Amount           Percent of Total
                                               -----------          ----------------      ---------          ----------------
                                                                          (dollars in thousands)
Broadcasting
Net revenues:
   Local                                         $22,065                  36.7%            $18,916                  39.2%
   National                                       12,100                  20.2              10,231                  21.2
   Network compensation                            2,573                   4.3               2,281                   4.7
   Political                                       2,186                   3.6                 153                   0.3
   Production and other                            3,278                   5.5               2,187                   4.6
                                                 -------               -------             -------               -------
                                                 $42,202                  70.3%            $33,768                  70.0%
                                                 =======               =======             =======               =======
Publishing
Net revenues:
   Retail advertising                            $ 6,424                  10.7%            $ 5,384                  11.1%
   Classified                                      4,498                   7.5               3,467                   7.2
   Circulation                                     2,619                   4.4               2,217                   4.6
   Other                                             375                   0.6                 238                   0.5
                                                 -------               -------             -------               -------

                                                 $13,916                  23.2%            $11,306                  23.4%
                                                 =======               =======             =======               =======
Paging
Net revenues:
   Paging lease and service                      $ 3,925                   6.5%            $ 3,185                   6.6%
                                                 =======               =======             =======               =======
                                                 $60,043                 100.0%            $48,259                 100.0%
                                                 =======               =======             =======               =======

Three Months Ended June 30, 1998 compared to Three Months Ended June 30, 1997

      REVENUES. Total revenues for the three months ended June 30, 1998 increased $6.6 million, or 25.7%, over the same period of the prior year, from $25.5 million to $32.0 million. This increase was primarily attributable to the net effect of (i) increased revenues resulting from the WITN Acquisition, (ii) increased political revenue, (iii) increased publishing revenues and (iv) increased paging revenues. The WITN Acquisition accounted for $2.3 million of the revenue increase.

      Broadcast net revenues increased $4.9 million, or 27.6%, over the same period of the prior year, to $22.7 million from $17.8 million. The WITN Acquisition accounted for $2.3 million of the broadcast net revenue increase. On a pro forma basis, assuming the acquisition of WITN had been effective on January 1, 1997, broadcast net revenues for WITN for the three months ended June 30, 1998 remained constant at $2.3 million when compared to the same period of the prior year. Broadcast net revenues, excluding the WITN Acquisition, increased $2.6 million, or 14.8%, over the same period of the prior year, to $20.4 million from $17.8 million. This increase was due primarily to an increase in political advertising revenue of $1.8 million.

      Publishing revenues increased $1.3 million, or 21.3%, over the same period of the prior year, to $7.4 million from $6.1 million. The increase in revenues was due primarily to an increase in retail advertising, classified advertising, circulation and other revenue of $553,000, $563,000 $113,000 and $69,000, respectively. The increase in retail advertising and circulation revenue was due primarily to an increase in circulation at the Gwinnett Daily Post

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Three Months Ended June 30, 1998 compared to Three Months Ended June 30, 1997 (continued)

to 64,000 at June 30, 1998 from 49,000 at June 30, 1997. The increase in retail advertising and classified advertising revenue was due primarily to linage increases.

      Paging revenue increased $357,000 or 21.8%, over the same period of the prior year, to $2.0 million from $1.6 million. The increase was attributable primarily to an increase in the number of pagers in service. The Company had approximately 78,500 pagers and 58,000 pagers in service at June 30, 1998 and 1997, respectively.

      OPERATING EXPENSES. Operating expenses for the three months ended June 30, 1998 increased $5.5 million, or 28.3%, over the same period of the prior year, to $24.9 million from $19.4 million, due primarily to the WITN Acquisition, increased expenses at the Company's existing television stations exclusive of WITN and the expense associated with the increase in circulation at the Gwinnett Daily Post. The WITN Acquisition, increased expenses at existing television stations and the cost associated with the increase in circulation at the Gwinnett Daily Post accounted for $1.3 million, $1.8 million and $1.2 million (exclusive of depreciation and amortization), respectively, of the operating expense increase.

      Broadcast expenses increased $3.1 million, or 31.8%, over the three months ended June 30, 1998, to $12.7 million from $9.6 million. The increase was attributable primarily to the WITN Acquisition and increased expenses at the Company's existing television stations exclusive of WITN. On a pro forma basis, assuming the acquisition of WITN had been effective on January 1, 1997, broadcast expenses for WITN for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997 remained constant at $1.3 million. Broadcast expenses, excluding the results of the WITN Acquisition increased $1.8 million, or 18.5%, to $11.4 million from $9.6 million. This increase was due primarily to an increase in payroll expense, other expense and the GulfLink Acquisition of $800,000, $650,000 and $250,000, respectively.

      Publishing expenses for the three months ended June 30, 1998 increased $1.4 million, or 30.2%, from the same period of the prior year, to $6.0 million from $4.6 million. This increase resulted primarily from an increase in the expense associated with the increase in circulation at the Gwinnett Daily Post and higher newsprint pricing. Average newsprint costs increased approximately 9.6% while newsprint consumption increased approximately 26.8%.

      Paging expenses increased $380,000 or 40.1%, over the same period of the prior year, to $1.4 million from $947,000. The increase was attributable primarily to an increase in payroll and other costs associated with an increase in the number of pagers in service.

      Corporate and administrative expenses decreased $84,000 or 11.3%, over the same period of the prior year, to $656,000 from $741,000.

      Depreciation of property and equipment and amortization of intangible assets was $4.2 million for the three months ended June 30, 1998, as compared to $3.5 million for the same period of the prior year, an increase of $732,000, or 21.0%. This increase was primarily the result of higher depreciation and amortization costs related to the WITN Acquisition and the GulfLink Acquisition.

      INTEREST EXPENSE. Interest expense increased $959,000, or 18.9%, to $6.0 million for the three months ended June 30, 1998 from $5.1 million for the three months ended June 30, 1997. This increase was attributable primarily to increased levels of debt resulting from the financing of the WITN Acquisition and the GulfLink Acquisition.

      INCOME TAX EXPENSE (BENEFIT). Income tax expense decreased $165,000, or 38.8%, to $261,000 for the three months ended June 30, 1998 from $426,000 for the three months ended June 30, 1997.

      NET INCOME AVAILABLE TO COMMON STOCKHOLDERS. Net income available to common stockholders of the Company was $479,000 for the three months ended June 30, 1998, as compared with net income available to common stockholders of $272,000 for the same period of the prior year, an increase of $207,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Six Months Ended June 30, 1998 compared to Six Months Ended June 30, 1997

      REVENUES. Total revenues for the six months ended June 30, 1998 increased $11.8 million, or 24.4%, over the same period of the prior year, to $60.0 million from $48.3 million. This increase was primarily attributable to the net effect of (i) increased revenues resulting from the WITN Acquisition and the GulfLink Acquisition, (ii) increased publishing revenues (iii) increased political broadcast revenue and (iv) increased paging revenues. The WITN Acquisition and the GulfLink Acquisition accounted for $4.1 million and $1.0 million, respectively, of the revenue increase.

      Broadcast net revenues increased $8.4 million, or 25.0%, over the same period of the prior year, to $42.2 million from $33.8 million. The WITN Acquisition and the GulfLink Acquisition accounted for $4.1 million and $1.0 million, respectively, of the broadcast net revenue increase. On a pro forma basis, assuming the acquisition of WITN had been effective on January 1, 1997, broadcast net revenues for WITN for the six months ended June 30, 1998 increased $124,000, or 3.1%, when compared to the same period of the prior year to $4.1 million from 4.0 million. Broadcast net revenues, excluding the WITN Acquisition and the GulfLink Acquisition, increased $3.3 million, or 9.8%, over the same period of the prior year, to $36.7 million from $33.4 million. This increase was due primarily to an increase in political advertising revenue of $2.0 million.

      Publishing revenues increased $2.6 million, or 23.1%, over the same period of the prior year, to $13.9 million from $11.3 million. The increase in revenues was due primarily to an increase in retail advertising, classified advertising and circulation revenue of $1.0 million, $1.0 million, and $401,000, respectively. The increase in retail advertising and circulation revenue was due primarily to an increase in circulation at the GWINNETT DAILY POST. The increase in classified advertising revenue was due primarily to linage increases.

      Paging revenue increased $741,000 or 23.3%, over the same period of the prior year, to $3.9 million from $3.2 million. The increase was attributable primarily to an increase in the number of pagers in service. The Company had approximately 78,500 and 58,000 pagers in service at June 30, 1998 and 1997, respectively.

      OPERATING EXPENSES. Operating expenses for the six months ended June 30, 1998 increased $10.2 million, or 26.9%, over the same period of the prior year, from $37.8 million to $48.0 million, due primarily to the WITN Acquisition, the GulfLink Acquisition, and the expense associated with the increase in circulation at the GWINNETT DAILY POST. The WITN Acquisition, the GulfLink Acquisition and the cost associated with the increase in circulation at the GWINNETT DAILY POST accounted for $2.5 million, $842,000 and $2.7 million (exclusive of depreciation and amortization), respectively, of the operating expense increase.

      Broadcast expenses increased $5.5 million, or 28.4%, over the six months ended June 30, 1998, to $24.8 million from $19.3 million. The increase was attributable primarily to the WITN Acquisition and GulfLink Acquisition. On a pro forma basis, assuming the acquisition of WITN had been effective on January 1, 1997, broadcast expenses for WITN for the six months ended June 30, 1998 increased $46,000, or 2.0%, over the six months ended June 30, 1997 to $2.5 million from $2.4 million. Broadcast expenses, excluding the results of the WITN Acquisition and the GulfLink Acquisition, increased $2.2 million, or 11.3%, to $21.2 million from $19.0 million. This increase resulted from an increase in payroll expense and other expense of $1.3 million and $780,000, respectively.

      Publishing expenses for the six months ended June 30, 1998 increased $2.9 million, or 34.2%, from the same period of the prior year, to $11.4 million from $8.5 million. This increase resulted primarily from an increase in the expense associated with the increase in circulation at the GWINNETT DAILY POST and higher newsprint pricing. Average newsprint costs increased approximately 10.2% while newsprint consumption increased approximately 30.0%.

      Paging expenses increased $746,000 or 40.6%, over the same period of the prior year, to $2.6 million from $1.8 million. The increase was attributable primarily an increase in payroll and other costs associated with an increase in the number of pagers in service.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Six Months Ended June 30, 1998 compared to Six Months Ended June 30, 1997 (continued)

      Corporate and administrative expenses for the six months ended June 30, 1998 decreased $57,000, or 4.1%, over the same period of the prior year, to $1,317,000 from $1,374,000.

      Depreciation of property and equipment and amortization of intangible assets for the six months ended June 30, 1998, increased $1.1 million, or 16.0%, over the same period of the prior year, to $7.8 million from $6.7 million. This increase was primarily the result of higher depreciation and amortization costs related to the WITN Acquisition and the GulfLink Acquisition.

      INTEREST EXPENSE. Interest expense increased $1.9 million, or 19.0%, from $10.1 million for the six months ended June 30, 1997 to $12.0 million for the six months ended June 30, 1998. This increase was attributable primarily to increased levels of debt resulting from the financing of the WITN Acquisition and the GulfLink Acquisition.

      NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS. Net loss available to common stockholders of the Company was $1.4 million for the six months ended June 30, 1998, as compared with a net loss available to common stockholders of $539,000 for the same period of the prior year, an increase of $824,000.

Liquidity and Capital Resources

      In September 1996, the Company entered into the $125.0 million senior credit facility (the "Senior Credit Facility") with KeyBank National Association, NationsBank, N.A. (South), CIBC, Inc., CoreStates Bank, N.A., and the Bank of New York. The Senior Credit Facility included scheduled reductions in the $125.0 million credit limit which commenced on March 31, 1997, interest rates based upon a spread over LIBOR and/or Prime, an unused commitment fee of 0.50% applied to available funds and a maturity date of June 30, 2003. Effective September 17, 1997, the Senior Credit Facility was modified to reinstate the original credit limit of $125.0 million which had been reduced by the scheduled reductions. The modification also reduced the interest rate spread over LIBOR and/or Prime. The modification also extended the maturity date from June 30, 2003 to June 30, 2004. The modification required a one-time fee of $250,000. At June 30, 1998, the Company had approximately $65.6 million outstanding under the Senior Credit Facility, which did not include a letter of credit in the amount of $5.9 million which had been established but not yet drawn upon. On June 30, 1998, the balance available under the Senior Credit Facility was $49.8 million and the interest rate on the balance outstanding was based on a spread over LIBOR and Prime of 2.00% and 0.25%, respectively. As of June 30, 1998, the credit limit of $125.0 million as amended on September 17, 1997 had been reduced by $3.7 million due to scheduled reductions as specified in the Senior Credit Facility.

      On July 31, 1998, the Company amended and restated the Senior Credit Facility to increase its committed availability from $125 million to $200 million. The amendment also provides for an additional $100 million of uncommitted borrowing capacity. The modification also extended the maturity date from June 30, 2004 to June 30, 2005. The modification required a one-time fee of approximately $750,000.

      The Company's working capital was $9.9 million and $10.1 million at June 30, 1998 and December 31, 1997, respectively. The Company's cash provided from operations was $8.4 million and $5.7 million for the six months ended June 30, 1998 and 1997, respectively. Management believes that current cash balances, cash flows from operations and the available funds under its Senior Credit Facility will be adequate to provide for the Company's capital expenditures, debt service, cash dividends and working capital requirements for the forseeable future. The Senior Credit Facility contains certain restrictive provisions, which, among other things, limit additional indebtedness and require minimum levels of cash flows. Additionally, the effective interest rate of the Senior Credit Facility can be changed based upon the Company's maintenance of certain operating ratios as defined in the Senior Credit Facility, not to exceed the lender's prime rate plus 0.5% or LIBOR plus 2.25%. The Senior Credit Facility contains restrictive provisions similar to the provisions of the Company's 10 5/8% Senior Subordinated Notes due 2006.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

      The Company's cash used in investing activities was $8.0 million and $12.0 million for the six months ended June 30, 1998 and 1997, respectively. The decreased usage of $4.0 million from 1997 to 1998 was primarily due to the GulfLink Acquisition which was completed on April 24, 1997. The Company will require liquidity for capital expenditures and working capital needs. For the three months ended June 30, 1998 capital expenditures totaled $5.8 million.

      It is anticipated that significant capital expenditures may be required in the future to implement advanced television ("ATV"), at the Company's television stations. The Federal Communication Commission ("FCC") has determined the technical standards, the channel assignments and a time table for implementation of ATV.

      Generally, under the FCC's implementation schedule, the Company must apply for ATV construction permits for each of its present television stations by November 1, 1999 and then commence ATV operations by May 1, 2002. Under the current FCC implementation schedule the Company would generally be required to surrender to the government either the current channel or the ATV channel by December 31, 2006 and continue its digital operations thereafter on the retained channel. Recent legislation requires the FCC to extend the December 31, 2006 surrender date with respect to certain stations within a given television market if (i) at least one network affiliate is not broadcasting a digital service in the given market and has exercised "due diligence" in meeting the ATV buildout requirements for that market or (ii) digital to analog converter technology is not generally available in the given market or (iii) 15 percent or more of the television households in a given market do not subscribe to a multichannel video programming distributor that carries the digital service of each local station and those television households do not have at least one advanced television set or at least one digital to analog converter. The foregoing implementation schedule is subject to review by the FCC every two years and may also be subject to future legislation or judicial review, the effect of which cannot be predicted by the Company.

      The Company is currently studying the ATV channel assignments for its television stations as well as the technical and capital expenditure requirements to implement ATV at these television stations. The Company currently intends to implement ATV at its television stations within the FCC mandated implementation period. The Company cannot presently predict the cost of such implementation but, based upon general industry estimates, currently believes that such costs will be material and will require several million dollars to commence initial ATV operations.

      The Company's cash used in financing activities was $79,000 for the six months ended June 30, 1998 as compared to cash provided by financing activities of $5.8 million for the six months ended June 30, 1997. The decrease in cash provided by financing activities resulted primarily from decreased net borrowings of long-term debt, decreased cash provided by common stock transactions partially offset by increased funds provided by the sale of commons stock. During the six months ended June 30, 1998, the Company issued 22,850 shares of Class A Common Stock and 61,202 shares of Class B Common Stock from treasury to fulfill obligations under its employee benefit plan, non-employee director stock purchase plan and long-term incentive plan. During the six months ended June 30, 1998, the Company purchased 10,500 shares of Class A Common stock at a cost of $311,063.

      The Company regularly enters into program contracts for the right to broadcast television programs produced by others and program commitments for the right to broadcast programs in the future. Such programming commitments are generally made to replace expiring or canceled program rights. Payments under such contracts are made in cash or the concession of advertising spots for the program provider to resell, or a combination of both. During the six months ended June 30, 1998, the Company paid $2.0 million for such program broadcast rights.

      On July 31, 1998, the Company completed the purchase of all of the outstanding capital stock of Busse Broadcasting Corporation ("Busse"). The net purchase price was $112 million plus associated transaction costs. The purchase price includes the assumption of Busse's indebtedness, including its 11 5/8% Senior Secured Notes due 2000. Immediately prior to the Company's acquisition of Busse, Cosmos Broadcasting Corporation acquired WEAU-TV from Busse and exchanged it for WALB-TV, the Company's NBC affiliate in Albany, Georgia. In exchange for WALB-TV, the Company received WEAU-TV, which was valued at $66 million, and approximately

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

$12 million in cash for a total value of $78 million. As a result of these transactions, the Company adds the following television stations to its existing broadcast group: KOLN-TV, the CBS affiliate serving the Lincoln-Hastings-Kearney, Nebraska market; its satellite station KGIN-TV, the CBS affiliate serving Grand Island, Nebraska; and WEAU-TV, an NBC affiliate serving the Eau Claire-La Crosse, Wisconsin market. These transactions also satisfy the Federal Communication Commission's requirement for the Company to divest itself of WALB-TV. The Company will pay Bull Run Corporation, a principal stockholder of the Company, a fee equal to 1% of the transaction values for services performed, of which $780,000 was included in accounts payable at June 30, 1998.

      Immediately following the acquisition of Busse, the Company exercised its right to satisfy and discharge the Busse 11 5/8% Senior Secured Notes, effectively prefunding the notes at the October 15, 1998 call price of 106 plus accrued interest. The amount necessary to satisfy and discharge the notes was approximately $69.9 million which was funded through the Senior Credit Facility.

      The Company and its subsidiaries file a consolidated federal income tax return and such state or local tax returns as are required. As of June 30, 1998, the Company anticipates that it will generate taxable operating losses for the foreseeable future.

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

      The project is estimated to be completed no later than June 30, 1999, which is prior to any anticipated impact on its operating systems. The Company believes that with modifications to existing software and conversions to new software, the Year 2000 issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 issue could have a material impact on the operations of the Company.

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

PART II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

     (a)    Exhibits

10.1    -   Amended and Restated Stock Purchase Agreement by and among Busse
            Broadcasting Corporation, South Street Corporate Recovery Fund I,
            L.P., Greycliff Leveraged Fund 1993, L.P., South Street Leveraged
            Corporate Recovery Fund, L.P., South Street Corporate Recovery Fund
            I (International), L.P. and Gray Communications Systems, Inc. dated as of June 22, 1998

10.2    -   Asset Purchase Agreement by and among Busse Broadcasting
            Corporation, WEAU License, Inc. and Cosmos Broadcasting Corporation dated as of June 22, 1998

10.3    -   Exchange Agreement by and among Gray Communications Systems, Inc.,
            WALB-TV, Inc., WALB Licensee Corporation., Cosmos Broadcasting
            Corporation, Busse Broadcasting Corporation, and WEAU License, Inc.
            dated as of June 22, 1998

10.4    -   Escrow Agreement by and among WALB-TV, Inc. WALB Licensee
            Corporation, Cosmos Broadcasting Corporation and NationsBank, N. A.
            dated as of June 22, 1998

10.5    -   Amended and Restated Loan Agreement by and among Gray Communications
            Systems, Inc. as Borrower, NationsBank, NA as Syndication Agent and
            Administrative Agent, Key Corporate Capital Inc., as Documentation
            Agent and The Financial Institutions Listed Herein as of July 31,
            1998 with NationsBanc Montgomery Securities LLC, as Lead Arranger.

10.6 Asset Purchase Agreement by and among WALB-TV, Inc., WALB-TV Licensee Corp. and Cosmos Broadcasting Corporation dated as of June 22, 1998

27      -   Financial Data Schedule

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

                                 GRAY COMMUNICATIONS SYSTEMS, INC.
                                            (Registrant)

Date: August 13, 1998            By: /s/ Frederick J. Erickson
                                     -------------------------
                                         Frederick J. Erickson
                                         Chief Financial Officer