Form 10-Q
period 1998-09-30
GRAY COMMUNICATIONS SYSTEMS INC /GA/
filed 1998-11-13
CIK 43196

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q
(Mark one)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 1998.

                                        OR
           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
 For the transition period from _________  to  _________ .

 Commission File Number 1-13796

                        Gray Communications Systems, Inc.
               -------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Georgia                                   58-0285030
-------------------------------             ------------------------------
 (State or other jurisdiction of                    (I.R.S. Employer
  incorporation or organization)                 Identification Number)

                  126 N. Washington St., Albany, Georgia 31701
               -------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip code)

                                 (912) 888-9390
               -------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
               -------------------------------------------------
                     (Former name, former address and former
                  fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                       ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

  Class A Common Stock, (No Par Value)   Class B Common Stock, (No Par Value)
--------------------------------------   ------------------------------------
 6,847,042 shares as of November         5,131,778 shares as of November
             13, 1998                                13, 1998

INDEX
-----

                        GRAY COMMUNICATIONS SYSTEMS, INC.


PART I.   FINANCIAL INFORMATION
-------   ---------------------

Item 1.   Financial Statements

          Condensed consolidated balance sheets (unaudited) - September 30, 1998 and December 31, 1997

          Condensed consolidated statements of operations (unaudited) Three months ended September 30, 1998 and 1997; Nine months ended September 30, 1998 and 1997

          Condensed consolidated statement of stockholders' equity (unaudited) - Nine months ended September 30, 1998

          Condensed consolidated statements of cash flows (unaudited) Nine months ended September 30, 1998 and 1997

          Notes to condensed consolidated financial statements (unaudited) - September 30, 1998

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II.  OTHER INFORMATION
--------  -----------------

Item 6.   Exhibits and Reports on Form 8-K

SIGNATURES

PART I.     FINANCIAL INFORMATION
-------     ---------------------

Item 1.     Financial Statements

                        GRAY COMMUNICATIONS SYSTEMS, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

                                                                        September 30,  December 31,
                                                                            1998           1997
                                                                        -----------    ------------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                          $ 1,934,777    $ 2,367,300
     Trade accounts receivable, less allowance for
       doubtful accounts of $1,802,000 and $1,253,000, respectively      20,026,127     19,527,316
     Recoverable income taxes                                             2,914,128      2,132,284
     Inventories                                                          1,153,868        846,891
     Current portion of program broadcast rights                          4,304,231      2,850,023
     Other current assets                                                 1,139,467        968,180
                                                                        -----------    ------------
Total current assets                                                     31,472,598     28,691,994

PROPERTY AND EQUIPMENT:
     Land                                                                 2,196,021        889,696
     Buildings and improvements                                          12,702,632     11,951,700
     Equipment                                                           63,376,848     52,899,547
                                                                        -----------    -----------
                                                                         78,275,501     65,740,943
     Allowance for depreciation                                         (25,676,551)   (23,635,256)
                                                                        -----------    -----------
                                                                         52,598,950     42,105,687

OTHER ASSETS:
     Deferred loan costs                                                  8,508,057      8,521,356
     Goodwill and other intangibles                                     376,661,395    263,425,447
     Other                                                                1,955,762      2,306,143
                                                                        -----------    ------------
                                                                        387,125,214    274,252,946
                                                                        -----------    ------------






                                                                       $471,196,762    $345,050,627
                                                                       ============    ============

                        GRAY COMMUNICATIONS SYSTEMS, INC.
          CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited) (continued)


                                                    September 30,   December 31,
                                                         1998         1997
                                                     ------------ -------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Trade accounts payable (includes $1,030,000 and
         $850,000 payable to Bull Run Corporation,
         respectively)                               $ 2,876,617  $ 3,321,903
     Employee compensation and benefits                5,391,076    3,239,694
     Accrued expenses                                  3,094,259    2,265,725
     Accrued interest                                 10,048,004    4,533,366
     Current portion of program broadcast obligations  4,148,782    2,876,060
     Deferred revenue                                  2,652,521    1,966,166
     Current portion of long-term debt                   581,530      400,000
                                                     ------------ -------------
Total current liabilities                             28,792,789   18,602,914

LONG-TERM DEBT                                       262,555,097  226,676,377

OTHER LONG-TERM LIABILITIES:
     Program broadcast obligations, less current
          portion                                        886,150      617,107
     Supplemental employee benefits                    1,159,821    1,161,218
     Deferred income taxes                            41,276,522    1,203,847
     Other acquisition related liabilities             4,955,254    4,494,016
                                                     ------------ -------------
                                                      48,277,747    7,476,188
Commitments and contingencies

STOCKHOLDERS' EQUITY:
     Serial Preferred Stock, no par value;
          authorized 20,000,000 shares
          respectively; issued and outstanding 1,850
          and 2,060 shares ($18,500,000 and
          $20,600,000 aggregate liquidation value,
          respectively)                               18,500,000   20,600,000
     Class A Common Stock, no par value; authorized
          15,000,000 shares; issued and outstanding
          7,961,574 shares, respectively              10,568,660   10,358,031
     Class B Common Stock, no par value; authorized
          15,000,000 shares; issued and outstanding
          5,273,046 shares, respectively              66,764,499   66,397,804
     Retained earnings                                45,957,669    6,603,191
                                                     ------------ -------------
                                                     141,790,828  103,959,026
   Treasury Stock at cost, Class A Common, 1,141,532
          and 1,172,882 shares, respectively          (8,683,424)  (9,011,369)

   Treasury Stock at cost, Class B Common, 144,902
          and 250,185 shares, respectively            (1,536,275)  (2,652,509)
                                                     ------------ -------------

                                                     131,571,129   92,295,148
                                                     ------------ -------------

                                                    $471,196,762 $345,050,627
                                                     ============ =============


See notes to condensed consolidated financial statements.

                        GRAY COMMUNICATIONS SYSTEMS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)


                                                                 Three Months Ended            Nine Months Ended
                                                                     September 30,                September 30,
                                                            ----------------------------    ----------------------------
                                                                1998            1997            1998             1997
                                                            ------------   ------------     ------------    ------------
OPERATING REVENUES
   Broadcasting (net of agency
     commissions)                                           $ 22,346,463    $ 17,969,694    $ 64,547,517    $ 51,737,548
   Publishing                                                  7,378,818       6,278,540      21,295,267      17,585,142
   Paging                                                      2,119,635       1,736,158       6,044,508       4,921,143
                                                            ------------   ------------     ------------    ------------
                                                              31,844,916      25,984,392      91,887,292      74,243,833
EXPENSES
   Broadcasting                                               13,447,709      10,869,586      38,227,117      30,168,978
   Publishing                                                  6,022,912       5,311,999      17,463,852      13,840,254
   Paging                                                      1,498,855         965,497       4,081,955       2,802,420
   Corporate and administrative                                  810,902         716,736       2,127,831       2,091,055
   Depreciation and amortization                               5,044,603       3,849,777      12,887,910      10,610,021
                                                            ------------   ------------     ------------    ------------
                                                              26,824,981      21,713,595      74,788,665      59,512,728
                                                            ------------   ------------     ------------    ------------
                                                               5,019,935       4,270,797      17,098,627      14,731,105
Gain on exchange of television
     station                                                  70,572,128             -0-      70,572,128             -0-
Miscellaneous income (expense), net                              (35,300)         13,455        (349,576)        (26,378)
                                                            ------------   ------------     ------------    ------------
                                                              75,556,763       4,284,252      87,321,179      14,704,727
Interest expense                                               6,624,799       5,728,331      18,591,538      15,785,529
                                                            ------------   ------------     ------------    ------------
   INCOME (LOSS) BEFORE INCOME TAXES                          68,931,964      (1,444,079)     68,729,641      (1,080,802)
Income tax expense (benefit)                                  27,102,280        (281,500)     27,545,657         (79,000)
                                                            ------------   ------------     ------------    ------------
   NET INCOME (LOSS)                                          41,829,684      (1,162,579)     41,183,984      (1,001,802)
Preferred Dividends                                              345,682         350,690       1,063,678       1,050,690
                                                            ------------   ------------     ------------    ------------
   NET INCOME (LOSS) AVAILABLE TO
         COMMON STOCKHOLDERS                                $ 41,484,002    $ (1,513,269)   $ 40,120,306    $ (2,052,492)
                                                            ============    ============    ============    ============
AVERAGE OUTSTANDING COMMON SHARES:
   Basic                                                      11,931,029      11,755,032      11,909,660      11,870,387
    Stock compensation awards                                    595,362             -0-         521,346             -0-
                                                            ------------   ------------     ------------    ------------
   Diluted                                                    12,526,391      11,755,032      12,431,006      11,870,387
                                                            ============    ============    ============    ============
BASIC EARNINGS (LOSS) PER COMMON
    SHARE:
       Net income (loss) available
       to common stockholders                               $       3.48    $      (0.13)   $       3.37    $      (0.17)
                                                            ============    ============    ============    ============
DILUTED EARNINGS (LOSS) PER COMMON
    SHARE:
       Net income (loss) available
          to common stockholders                            $       3.31    $      (0.13)   $       3.23    $      (0.17)
                                                            ============    ============    ============    ============

See notes to condensed consolidated financial statements

                        GRAY COMMUNICATIONS SYSTEMS, INC.
       CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (unaudited)




                                                                         Class A                        Class B
                                        Preferred Stock               Common Stock                   Common Stock
                                    ------------------------    ---------------------------     -------------------------
                                     Shares       Amounts         Shares         Amounts         Shares        Amounts
                                    ---------   ------------     ---------     ------------     ---------    ------------
Balance at December 31, 1997          2,060     $ 20,600,000     7,961,574     $ 10,358,031     5,273,046    $ 66,397,804

Net income for the
   nine months ended
   September 30, 1998

Common stock dividends ($.06
   per share)

Preferred stock dividends

Income tax expense relating
   to stock plans                                                                   210,629                       173,482

Issuance of treasury stock:
   401 (k) plan                                                                                                   152,964
   Non-qualified stock plan                                                                                        40,249

Purchase of Class A
   Common Stock

Issuance of Series B
   Preferred Stock                       51          509,384

Purchase of Series B
   Preferred Stock                     (261)      (2,609,384)
                                      -----     ------------     ---------     ------------     ---------    ------------
Balance at September 30, 1998         1,850     $ 18,500,000     7,961,574     $ 10,568,660     5,273,046    $ 66,764,499
                                      =====     ============     =========     ============     =========    ============


                                                                Class A                       Class B
                                                             Treasury Stock               Treasury Stock
                                        Retained       ---------------------------    ------------------------
                                        Earnings         Shares         Amounts       Shares        Amounts           Total
                                       ------------    ----------     ------------    --------    ------------     ------------
Balance at December 31, 1997            $ 6,603,191    (1,172,882)    $ (9,011,369)   (250,185)   $ (2,652,509)    $ 92,295,148

Net income for the
   nine months ended
   September 30, 1998                    41,183,984                                                                  41,183,984

Common stock dividends ($.06
   per share)                              (476,160)                                                                   (476,160)

Preferred stock dividends                (1,063,678)                                                                 (1,063,678)

Income tax expense relating
   to stock plans                                                                                                       384,111

Issuance of treasury stock:
   401 (k) plan                                                                         19,483         206,568          359,532
   Non-qualified stock plan                (289,668)       47,100          639,008      85,800         909,666        1,299,255

Purchase of Class A
   Common Stock                                           (15,750)        (311,063)                                    (311,063)

Issuance of Series B
   Preferred Stock                                                                                                      509,384

Purchase of Series B
   Preferred Stock                                                                                                   (2,609,384)
                                       ------------    ----------     ------------    --------    ------------     ------------
Balance at September 30, 1998          $ 45,957,669    (1,141,532)    $ (8,683,424)   (144,902)   $ (1,536,275)    $131,571,129
                                       ============    ==========     ============    ========    ============     ============


          See notes to condensed consolidated financial statements.

                        GRAY COMMUNICATIONS SYSTEMS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                        Nine Months Ended
                                                          September 30,
                                                 ------------------------------
                                                     1998               1997
                                                 -------------    -------------
OPERATING ACTIVITIES
Net income (loss)                                $  41,183,984    $  (1,001,802)
Items which did not use (provide) cash:
   Depreciation                                      6,873,709        5,776,756
   Amortization of intangible assets                 6,014,201        4,833,265
   Amortization of deferred loan costs                 821,528          813,340
   Amortization of program broadcast rights          3,011,826        2,510,305
   Payments for program broadcast rights            (2,963,487)      (2,897,498)
   Supplemental employee benefits                     (220,994)        (146,910)
   Common stock contributed to 401(k) Plan             359,532          316,145
   Deferred income taxes                            26,521,675        1,681,000
   (Gain) on disposition of television
      station                                      (70,572,128)             -0-
    Loss on disposal of assets                         406,957           14,766
    Changes in operating assets and
      liabilities:
      Receivables, inventories and other
       current assets                                1,023,569       (1,728,005)
      Accounts payable and other current
       liabilities                                   7,216,473          619,133
                                                 -------------    -------------
     NET CASH PROVIDED BY OPERATING ACTIVITIES      19,676,845       10,790,495

INVESTING ACTIVITIES
   Acquisition of television businesses           (120,597,438)     (41,130,557)
   Exchange of television station                   76,508,009              -0-
   Purchase of FCC License                            (837,160)             -0-
   Acquisition of satellite uplink business                -0-       (4,127,530)
   Purchases of property and equipment              (7,316,945)      (7,600,897)
   Deferred acquisition costs                              -0-         (219,652)
   Payments on purchase liabilities                   (337,779)        (322,693)
   Proceeds from asset sales                           182,721            7,814
   Other                                              (664,345)        (519,288)
                                                 -------------    -------------
         NET CASH USED IN INVESTING ACTIVITIES     (53,062,937)     (53,912,803)

FINANCING ACTIVITIES
   Dividends paid                                   (1,076,164)      (1,070,608)
   Common Stock transactions                           384,111        1,101,798
   Purchase of treasury stock-preferred             (2,609,384)             -0-
   Purchase of treasury stock-common                  (311,063)      (3,455,476)
   Sale of treasury stock                            1,299,255          523,917
   Proceeds from borrowings of long-term debt       71,570,000       56,950,000
   Payments on long-term debt                      (35,502,750)      (9,706,204)
   Loan acquisition costs                             (800,436)        (510,008)
                                                 -------------    -------------

     NET CASH PROVIDED BY FINANCING ACTIVITIES      32,953,569       43,833,419
                                                 -------------    -------------
INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                        (432,523)         711,111
   Cash and cash equivalents at beginning of
      period                                         2,367,300        1,051,044
                                                 -------------    -------------
    CASH AND CASH EQUIVALENTS AT END OF PERIOD   $   1,934,777    $   1,762,155
                                                 =============    =============

See notes to condensed consolidated financial statements.

                        GRAY COMMUNICATIONS SYSTEMS, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE A--BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements of Gray Communications Systems, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine and three month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

      Certain amounts in the accompanying unaudited condensed consolidated financial statements have been reclassified to conform to the 1998 format.

NOTE B--BUSINESS ACQUISITIONS AND DISPOSITION

Recent Transactions
      On July 31, 1998, the Company completed the purchase of all of the outstanding capital stock of Busse Broadcasting Corporation ("Busse"). The net purchase price was $112 million plus associated transaction costs. The purchase price includes the assumption of Busse's indebtedness, including its 11 5/8% Senior Secured Notes due 2000. Immediately prior to the Company's acquisition of Busse, Cosmos Broadcasting Corporation acquired the assets of WEAU-TV ("WEAU") from Busse and exchanged them for the assets of WALB-TV, Inc. ("WALB"), the Company's NBC affiliate in Albany, Georgia. In exchange for the assets of WALB, the Company received the assets of WEAU, which were valued at $66 million, and approximately $12 million in cash for a total value of $78 million. The Company recognized a pre-tax gain of approximately $70.6 million and estimated deferred income taxes of approximately $27.5 million in connection with the exchange of WALB.

      Immediately following the acquisition of Busse, the Company exercised its right to satisfy and discharge the Busse 11 5/8% Senior Secured Notes ("Busse Senior Notes"), effectively prefunding the Busse Senior Notes at the October 15, 1998 call price of 106 plus accrued interest. The amount necessary to satisfy and discharge the Busse Senior Notes was approximately $69.9 million. As a result of these transactions, the Company added the following television stations to its existing broadcast group: KOLN-TV("KOLN"), the CBS affiliate serving the Lincoln-Hastings-Kearney, Nebraska market; its satellite station KGIN-TV ("KGIN"), the CBS affiliate serving Grand Island, Nebraska; and WEAU, an NBC affiliate serving the Eau Claire-La Crosse, Wisconsin market. These transactions also satisfy the Federal Communication Commission's requirement for the Company to divest itself of WALB. The transactions described above are referred to herein as the "Busse-WALB Transactions."

      The Company will pay Bull Run Corporation, a principal stockholder of the Company, a fee equal to 1% of the transaction values for services performed, of which $1,030,000 was included in accounts payable at September 30, 1998.

Pro forma financial data (unaudited)

      On April 24, 1997, the Company purchased GulfLink Communications, Inc. and on August 1, 1997, the Company purchased the assets of WITN-TV("WITN")(collectively referred to as the "1997 Acquisitions"). Unaudited pro forma operating data for the three months and nine months ended September 30, 1998 and 1997 is presented below and assumes that the Busse-WALB Transactions and the 1997 Acquisitions were completed on January 1, 1997. The above described unaudited pro forma operating data excludes a pre-tax gain of approximately $70.6 million and estimated deferred income taxes of approximately $27.5 million in connection with the exchange of WALB.

      This unaudited pro forma operating data does not purport to represent the Company's actual results of

                        GRAY COMMUNICATIONS SYSTEMS, INC.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

NOTE B--BUSINESS ACQUISITIONS AND DISPOSITION (continued)

operations had the Busse-WALB Transactions and the 1997 Acquisitions been completed on January 1, 1997, and should not serve as a forecast of the Company's operating results for any future periods. The pro forma adjustments are based solely upon certain assumptions that management believes are reasonable under the circumstances at this time. Unaudited pro forma operating data for the three months and nine months ended September 30, 1998 and 1997, is as follows:

                                 Three Months Ended       Nine months Ended
                                    September 30,           September 30,
                               -----------------------  -----------------------
                                  1998         1997        1998        1997
                               ---------    ---------    ---------    ---------
                                            (dollars in thousands)

Revenues, net                  $  32,059    $  28,364    $  96,659    $  86,263

Expenses                          35,841       31,490      103,430       92,836
                               ---------    ---------    ---------    ---------
Loss before income taxes       $  (3,782)   $  (3,126)   $  (6,771)   $  (6,573)
                               =========    =========    =========    =========


Net loss available to common
   stockholders                $  (2,842)   $  (2,413)   $  (5,533)   $  (5,388)
                               =========    =========    =========    =========

Basic and diluted loss per
   share available to
   common stockholders         $   (0.24)   $   (0.21)   $   (0.46)   $   (0.45)
                               =========    =========    =========    =========

      The pro forma results presented above include adjustments to reflect (i) the incurrence of interest expense to fund the respective acquisitions, (ii) depreciation and amortization of assets acquired, (iii) the elimination of the corporate expense allocation net of additional accounting and administrative expenses and (iv) the income tax effect of such pro forma adjustments.

NOTE C--LONG-TERM DEBT

      In September 1996, the Company entered into the $125.0 million senior credit facility (the "Senior Credit Facility") with a consortium of banks. The Senior Credit Facility included scheduled reductions in the $125.0 million credit limit which commenced on March 31, 1997, interest rates based upon a spread over LIBOR and/or Prime, an unused commitment fee of 0.50% applied to available funds and a maturity date of June 30, 2003. Effective September 17, 1997, the Senior Credit Facility was modified to reinstate the original credit limit of $125.0 million which had been reduced by the scheduled reductions. The modification also reduced the interest rate spread over LIBOR and/or Prime. The modification also extended the maturity date from June 30, 2003 to June 30, 2004. The modification required a one-time fee of $250,000.


      Effective July 31, 1998, the Senior Credit Facility was modified to increase the committed credit limit of $125.0 million to $200.0 million. This modification also allows for an additional uncommitted $100.0 million in available credit which is in addition to the committed $200.0 million credit limit. This $100.0 million in uncommitted available credit can be borrowed by the Company only after unanimous approval of the bank consortium. The modification also extended the maturity date from June 30, 2004 to June 30, 2005. The modification required a one-time fee of approximately $750,000.


      Immediately following the acquisition of Busse, the Company exercised its right to satisfy and discharge the Busse 11 5/8% Senior Secured Notes, effectively prefunding the notes at the October 15, 1998 call price of 106 plus accrued interest. The amount necessary to satisfy and discharge the notes was approximately $69.9 million.

      At September 30, 1998, the Company had approximately $102.0 million borrowed under the Senior Credit Facility with approximately $98.0 million available under the agreement. The interest rate on the balance outstanding was based on a spread over LIBOR and Prime of 2.00% and 0.25%, respectively.

                        GRAY COMMUNICATIONS SYSTEMS, INC.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

NOTE D - STOCKHOLDER'S EQUITY

      On August 20, 1998, the Board of Directors declared a 50% stock dividend, payable on September 30, 1998, to stockholders of record of the Class A Common Stock and Class B Common Stock on September 16, 1998. This stock dividend effected a three for two stock split. All applicable share and per share data have been adjusted to give effect to the stock split.

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

      The Company derives its revenues from its television broadcasting, publishing and paging operations. On July 31, 1998, the Company completed the purchase of all of the outstanding capital stock of Busse Broadcasting Corporation ("Busse"). The net purchase price was $112 million plus associated transaction costs. The purchase price includes the assumption of Busse's indebtedness, including its 11 5/8% Senior Secured Notes due 2000. Immediately prior to the Company's acquisition of Busse, Cosmos Broadcasting Corporation acquired the assets of WEAU-TV ("WEAU") from Busse and exchanged them for the assets of WALB-TV, Inc. ("WALB"), the Company's NBC affiliate in Albany, Georgia. In exchange for the assets of WALB, the Company received the assets of WEAU, which were valued at $66 million, and approximately $12 million in cash for a total value of $78 million. The Company recognized a pre-tax gain of approximately $70.6 million and estimated deferred income taxes of approximately $27.5 million in connection with the exchange of WALB. Immediately following the acquisition of Busse, the Company exercised its right to satisfy and discharge the Busse 11 5/8% Senior Secured Notes ("Busse Senior Notes"), effectively prefunding the Busse Senior Notes at the October 15, 1998 call price of 106 plus accrued interest. The amount necessary to satisfy and discharge the Busse Senior Notes was approximately $69.9 million. The transactions described above are referred to herein as the "Busse-WALB Transactions."

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

                                    Three Months Ended September 30,
                      ----------------------------------------------------------
                                  1998                           1997
                      -----------------------------  ---------------------------
                                       Percent of                     Percent of
                         Amount           Total         Amount           Total
                      --------------   ------------  --------------   ----------
                                         (dollars in thousands)
Television
Broadcasting
Revenues                 $22,346          70.2%         $17,970          69.2%
Operating income (1)(2)    4,833          82.7            4,149          83.1

Publishing
Revenues                 $ 7,379          23.2%         $ 6,278          24.2%
Operating income (1)         847          14.5              460           9.2

Paging
Revenues                 $ 2,120           6.6%         $ 1,736           6.6%
Operating income (1)         164           2.8              385           7.7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations of Gray Communications Systems, Inc. (continued)

Introduction (continued)

                                        Nine months Ended September 30,
                                 -----------------------------------------------
                                        1998                     1997
                                 ----------------------  -----------------------
                                             Percent of              Percent of
                                  Amount        Total     Amount        Total
                                 -------     ----------  -------     ----------
                                            (dollars in thousands)
Television Broadcasting
Revenues                         $64,548        70.2%    $51,738        69.7%
Operating income (1) (2)          15,971        82.8      13,430        79.7

Publishing
Revenues                         $21,295        23.2%    $17,585        23.7%
Operating income (1)               2,647        13.7       2,382        14.1

Paging
Revenues                         $ 6,044         6.6%    $ 4,921         6.6%
Operating income (1)                 663         3.5       1,042         6.2


(1)Represents income before miscellaneous income (expense), allocation of corporate overhead, interest expense and income taxes.

(2)For the three month and nine month periods ended September 30, 1998, operating income does not include the pre-tax gain on exchange of WALB of approximately $70.6 million.


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

      In the Company's broadcasting operations, broadcast advertising is sold for placement either preceding or following a television station's network programming and within local and syndicated programming. Broadcast advertising is sold in time increments and is priced primarily on the basis of a program's popularity among the specific audience an advertiser desires to reach, as measured by Nielsen Media Research ("Nielsen"). In addition, broadcast advertising rates are affected by the number of advertisers competing for the available time, the size and demographic makeup of the market served by the station and the availability of alternative advertising media in the market area. Broadcast advertising rates are the highest during the most desirable viewing hours, with corresponding reductions during other hours. The ratings of a local station affiliated with a major network can be affected by ratings of network programming.
      Most broadcast advertising contracts are short-term, and generally run only for a few weeks. Approximately 50.9% of the gross revenues of the Company's television stations for the nine months ended September 30, 1998 were generated from local advertising, which is sold primarily by a station's sales staff directly to local accounts, and the remainder represented primarily national advertising, which is sold by a station's national advertising sales representative. The stations generally pay commissions to advertising agencies on local, regional and national advertising. The stations also pay commissions to the national sales representative on national advertising.

      Broadcast advertising revenues are generally highest in the second and fourth quarters each year, due in part to increases in consumer advertising in the spring and retail advertising in the period leading up to and including the holiday season. In addition, broadcast advertising revenues are generally higher during even numbered election

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations of Gray Communications Systems, Inc. (continued)

years due to spending by political candidates and other political advocacy groups, which spending typically is heaviest during the fourth quarter.

Introduction (continued)

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

Media Cash Flow

      The following table sets forth certain operating data for the broadcast, publishing and paging operations for the three months and nine months ended September 30, 1998 and 1997:

                              Three Months Ended       Nine months Ended
                                  September 30,           September 30,
                              ---------------------------------------------
                                1998        1997        1998        1997
                              --------    --------    --------    --------
                                                 (in thousands)
Operating income (1)          $  5,020    $  4,271    $ 17,099    $ 14,731
Add:
  Amortization of program
   license rights                1,113         891       3,012       2,510
  Depreciation and
   amortization                  5,045       3,850      12,888      10,610
  Corporate overhead               811         717       2,128       2,091
  Non-cash compensation and
   contributions to the
   Company's 401(k) plan,
   paid in common stock            112          94         344         304
Less:
  Payments for program
   license liabilities          (1,009)     (1,067)     (2,963)     (2,897)
                              --------    --------    --------    --------
Media Cash Flow (2)           $ 11,092    $  8,756    $ 32,508    $ 27,349
                              ========    ========    ========    ========


(1) For the three month and nine month periods ended September 30, 1998, operating income does not include the pre-tax gain on exchange of WALB of approximately $70.6 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations of Gray Communications Systems, Inc. (continued)

Media Cash Flow (continued)

(2) Of Media Cash Flow for the three months ended September 30, 1998 and 1997, $9.1 million and $7.0 million, respectively, was attributable to the Company's broadcasting operations; $1.4 million and $1.0 million, respectively, was attributable to the Company's publishing operations; and $629,000 and $778,000, respectively, was attributable to the Company's paging operations. Of Media Cash Flow for the nine months ended September 30, 1998 and 1997, $26.6 million and $21.4 million, respectively, was attributable to the Company's broadcasting operations; $3.9 million and $3.8 million, respectively, was attributable to the Company's publishing operations; and $2.0 million and $2.1 million, respectively was attributable to the Company's paging operations.


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

Cash flow provided by (used in) operating, investing and financing activities

      The following table sets forth certain cash flow data for the Company for the nine months ended September 30, 1998 and 1997.

                                                           Nine months Ended
                                                             September 30,
                                                       -------------------------
                                                          1998           1997
                                                       -----------    ----------
                                                            (in thousands)
Cash flows provided by (used in)
  Operating activities                                 $ 19,677       $ 10,790
  Investing activities                                  (53,063)       (53,913)
  Financing activities                                   32,954         43,833

Broadcasting, Publishing and Paging Revenues

      As discussed in the Introduction, the Company exchanged the assets of WALB for the assets of WEAU, acquired Busse which included KOLN-TV("KOLN") and KGIN-TV ("KGIN") during 1998 and completed the WITN Acquisition and the GulfLink Acquisition during 1997. WEAU, KOLN and KGIN are collectively referred to as the "Busse Stations." The financial results of the Company reflect increases between the three month and nine month periods ended September 30, 1998 and 1997 in substantially all broadcast line items.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations of Gray Communications Systems, Inc. (continued)

Broadcasting, Publishing and Paging Revenues (continued)

      Set forth below are the principal types of operating revenues earned by the Company's broadcasting, publishing and paging operations for the periods indicated and the percentage contribution of each to the Company's total revenues:

                                        Three Months Ended September 30,
                           ------------------------------------------------------------
                                      1998                            1997
                           ----------------------------   -----------------------------
                                           Percent of                      Percent of
                              Amount          Total          Amount           Total
                           --------------  ------------   --------------   ------------
                                              (dollars in thousands)
Broadcasting
Net revenues:
   Local                      $ 11,285         35.5%         $ 10,165          39.1%
   National                      5,911         18.6             5,156          19.8
   Network compensation          1,208          3.8             1,362           5.2
   Political                     2,243          7.0              (109)         (0.4)
   Production and other          1,699          5.3             1,396           5.4
                              --------      -------          --------       -------
                              $ 22,346         70.2%           17,970          69.1%
                              ========      =======          ========       =======

Publishing
Net revenues:
   Retail advertising         $  3,448         10.8%         $  2,885          11.1%
   Classified                    2,410          7.6             1,967           7.6
   Circulation                   1,343          4.2             1,306           5.0
   Other                           178          0.6               121           0.5
                              --------      -------          --------       -------
                              $  7,379         23.2%         $  6,279          24.2%
                              ========      =======          ========       =======

Paging
Net revenues:
   Paging lease and service   $  2,120          6.6%         $  1,735           6.7%
                              ========      =======          ========       =======
                              $ 31,845        100.0%         $ 25,984         100.0%
                              ========      =======          ========       =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations of Gray Communications Systems, Inc. (continued)

Broadcasting, Publishing and Paging Revenues (continued)

                                       Nine months Ended September 30,
                         ------------------------------------------------------------
                                    1998                            1997
                         ----------------------------   -----------------------------
                                         Percent of                      Percent of
                            Amount          Total          Amount           Total
                         --------------  ------------   --------------   ------------
                                          (dollars in thousands)
Broadcasting
Net revenues:
   Local                      $33,350       36.3%         $29,081           39.2%
   National                    18,011       19.6           15,387           20.7
   Network
   compensation                 3,781        4.1            3,643            4.9
   Political                    4,429        4.8               44            0.1
   Production and other         4,977        5.4            3,583            4.8
                              -------    -------          -------        -------
                              $64,548       70.2%         $51,738           69.7%
                              =======    =======          =======        =======

Publishing
Net revenues:
   Retail advertising         $ 9,872       10.8%         $ 8,269           11.1%
   Classified                   6,908        7.5            5,434            7.3
   Circulation                  3,962        4.3            3,523            4.7
   Other                          553        0.6              359            0.6
                              -------    -------          -------        -------
                              $21,295       23.2%         $17,585           23.7%
                              =======    =======          =======        =======

Paging
Net revenues:
   Paging lease and service   $ 6,044        6.6%         $ 4,921            6.6%
                              =======    =======          =======        =======

                              $91,887      100.0%         $74,244          100.0%
                              =======    =======          =======        =======

Three Months Ended September 30, 1998 compared to Three Months Ended September 30, 1997

      Revenues. Total revenues for the three months ended September 30, 1998 increased $5.8 million, or 22.3%, over the same period of the prior year, from $26.0 million to $31.8 million. This increase was primarily attributable to the net effect of (i) increased revenues resulting from the Acquisition of the Busse Stations, (ii) increased political revenue, (iii) increased publishing revenues and (iv) increased paging revenues. The acquisition of the Busse Stations and the WITN Acquisition accounted for $3.4 million and $872,000 of the broadcast net revenue increase, respectively. This increase in total revenues was partially offset by the disposition of WALB which reduced total revenues by approximately $1.4 million.

      Broadcast net revenues increased $4.4 million, or 24.4%, over the same period of the prior year, to $22.3 million from $18.0 million. The acquisition of the Busse Stations and the WITN Acquisition accounted for $3.4 million and $872,000 of the broadcast net revenue increase, respectively. On a pro forma basis, assuming the Busse-WALB Transactions had been effective on January 1, 1997, broadcast net revenues for the Busse Stations for the three months ended September 30 1998, increased $399,000, or 9.1%, over the same period of the prior year, to $4.8 million from $4.4 million. On a pro forma basis, assuming the WITN Acquisition had been effective on January 1, 1997, broadcast net revenues for WITN for the three months ended September 30, 1998 increased $342,000, or 18.9%, over the same period of the prior year, to $2.1 million from $1.8 million. Broadcast net revenues, excluding the acquisition of the Busse Stations, the WITN Acquisition and the GulfLink Acquisition and excluding the operating results of WALB, increased $1.3 million, or 9.4%, over the same period of the prior year, to $15.0 million from $13.7 million. This increase was due primarily to an increase in political advertising revenue of $1.5 million

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Three Months Ended September 30, 1998 compared to Three Months Ended September 30, 1997 (continued)

partially offset by a decrease in local advertising. The disposition of WALB resulted in a decrease in net broadcast revenue of approximately $1.4 million.

      Publishing revenues increased $1.1 million, or 17.5%, over the same period of the prior year, to $7.4 million from $6.3 million. The increase in revenues was due primarily to an increase in retail advertising, classified advertising, circulation and other revenue of $563,000, $442,000 $38,000 and $57,000, respectively. The increase in retail advertising and classified advertising revenue was due primarily to linage increases.

      Paging revenue increased $383,000 or 22.0%, over the same period of the prior year, to $2.1 million from $1.7 million. The increase was attributable primarily to an increase in the number of pagers in service. The Company had approximately 86,000 pagers and 61,000 pagers in service at September 30, 1998 and 1997, respectively.

      Operating expenses. Operating expenses for the three months ended September 30, 1998 increased $5.1 million, or 23.5%, over the same period of the prior year, to $26.8 million from $21.7 million, due primarily to the acquisition of the Busse Stations, the WITN Acquisition, increased expenses at the Company's existing television stations (exclusive of the Busse Stations and WALB) and the expense associated with the increase in circulation at the Gwinnett Daily Post. The acquisition of the Busse Stations, the WITN Acquisition, increased expenses at existing television stations and the cost associated with the increase in circulation at the Gwinnett Daily Post accounted for $1.5 million, $595,000, $1.0 million and $613,000 (exclusive of depreciation and amortization), respectively, of the operating expense increase. The increase in operating expenses was partially offset by the disposition of WALB which reduced operating expenses by approximately $598,000.

      Broadcast expenses increased $2.6 million, or 23.7%, over the three months ended September 30, 1998, to $13.4 million from $10.9 million. The Acquisition of the Busse Stations and the WITN Acquisition accounted for $1.5 million and $595,000 of the broadcast expenses increase, respectively. On a pro forma basis, assuming the Busse-WALB Transactions had been effective on January 1, 1997, broadcast expenses for the Busse Stations for the three months ended September 30 1998, increased $220,000, or 10.2%, over the same period of the prior year, to $2.4 million from $2.2 million. On a pro forma basis, assuming the WITN Acquisition had been effective on January 1, 1997, broadcast expenses for WITN for the three months ended September 30, 1998 increased $326,000, or 33.6%, over the same period of the prior year, to $1.3 million from $1.0 million. Broadcast expenses, excluding the acquisition of the Busse Stations, the WITN Acquisition and the GulfLink Acquisition and excluding the operating results of WALB, increased $1.0 million, or 11.9%, over the same period of the prior year, to $9.6 million from $8.6 million. This increase was due primarily to an increase in payroll expense and other expense of $581,000 and $369,000, respectively. The increase in broadcast expenses was partially offset by the disposition of WALB which reduced broadcast expenses by approximately $598,000.

      Publishing expenses for the three months ended September 30, 1998 increased $711,000, or 13.4%, from the same period of the prior year, to $6.0 million from $5.3 million. This increase resulted primarily from an increase in the expense associated with the increase in circulation at the Gwinnett Daily Post to 67,000 at September, 30 1998 from 50,000 at September 30, 1997 and higher newsprint pricing. Average newsprint costs increased approximately 6.4% while newsprint consumption increased approximately 6.9%.

      Paging expenses increased $534,000 or 55.3%, over the same period of the prior year, to $1.5 million from $965,000. The increase was attributable primarily to an increase in payroll and other costs associated with an increase in the number of pagers in service.

      Corporate and administrative expenses increased $94,000 or 13.1%, over the same period of the prior year, to $811,000 from $717,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Three Months Ended September 30, 1998 compared to Three Months Ended September 30, 1997 (continued)

      Depreciation of property and equipment and amortization of intangible assets was $5.0 million for the three months ended September 30, 1998, as compared to $3.8 million for the same period of the prior year, an increase of $1.2 million, or 31.1%. This increase was primarily the result of higher depreciation and amortization costs resulting from the WITN Acquisition and the acquisition of the Busse Stations.

      Gain on exchange of television station. The Company recognized a pre-tax gain of approximately $70.6 million and estimated deferred income taxes of approximately $27.5 million in connection with the exchange of WALB.

      Interest expense. Interest expense increased $897,000, or 15.7%, to $6.6 million for the three months ended September 30, 1998 from $5.7 million for the three months ended September 30, 1997. This increase was attributable primarily to increased levels of debt resulting from the financing of the acquisition of the Busse Stations and WITN.

      Income tax expense (benefit). Income tax expense for the three months ended September 30, 1998 primarily reflects the provision of approximately $27.5 million of deferred income taxes recognized in conjunction with the exchange of WALB.

      Net income (loss) available to common stockholders. Net income available to common stockholders of the Company was $41.5 million for the three months ended September 30, 1998, as compared with a net loss to common stockholders of $1.5 million for the same period of the prior year, reflecting the $43.1 million gain net of related tax provisions on the exchange of WALB.

Nine months Ended September 30, 1998 compared to Nine months Ended September 30, 1997

      Revenues. Total revenues for the nine months ended September 30, 1998 increased $17.6 million, or 24.4%, over the same period of the prior year, to $91.9 million from $74.2 million. This increase was primarily attributable to the net effect of (i) increased revenues resulting from the acquisition of the Busse Stations, the WITN Acquisition and the GulfLink Acquisition, (ii) increased publishing revenues (iii) increased political broadcast revenue and
(iv) increased paging revenues. The acquisition of the Busse Stations, the WITN Acquisition and the GulfLink Acquisition accounted for $3.4 million, $5.0 million and $1.2 million of the revenue increase, respectively. The increase in total revenues was partially offset by the disposition of WALB which reduced total revenues by approximately $671,000.

      Broadcast net revenues increased $12.8 million, or 24.7%, over the same period of the prior year, to $64.5 million from $51.7 million. The acquisition of the Busse Stations, the WITN Acquisition and the GulfLink Acquisition accounted for $3.4 million, $5.0 million and $1.2 million of the broadcast net revenue increase, respectively. On a pro forma basis, assuming the Busse-WALB Transactions had been effective on January 1, 1997, broadcast net revenues for the Busse Stations for the nine months ended September 30 1998, increased $1.1 million, or 7.7%, over the same period of the prior year, to $15.0 million from $13.9 million. On a pro forma basis, assuming the WITN Acquisition had been effective on January 1, 1997, broadcast net revenues for WITN for the nine months ended September 30, 1998 increased $466,000, or 8.0%, over the same period of the prior year, to $6.3 million from $5.8 million.. Broadcast net revenues, excluding the acquisition of the Busse Stations, the WITN Acquisition and the GulfLink Acquisition and excluding the operating results of WALB, increased $3.8 million, or 9.1%, over the same period of the prior year, to $46.0 million from $42.2 million. This increase was due primarily to an increase in political and national advertising revenue of $3.1 million and $944,000, respectively. The disposition of WALB resulted in a decrease in net broadcast revenue of approximately $671,000.

      Publishing revenues increased $3.7 million, or 21.1%, over the same period of the prior year, to $21.3 million from $17.6 million. The increase in revenues was due primarily to an increase in retail advertising, classified advertising and circulation revenue of $1.6 million, $1.5 million, and $439,000, respectively. The increase in retail and classified advertising revenue was due primarily to linage increases.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Nine months Ended September 30, 1998 compared to Nine months Ended September 30, 1997 (continued)

      Paging revenue increased $1.1 million or 22.8%, over the same period of the prior year, to $6.0 million from $4.9 million. The increase was attributable primarily to an increase in the number of pagers in service. The Company had approximately 86,000 and 61,000 pagers in service at September 30, 1998 and 1997, respectively.

      Operating expenses. Operating expenses for the nine months ended September 30, 1998 increased $15.3 million, or 25.7%, over the same period of the prior year, to $74.8 million from $59.5 million, due primarily to the acquisition of the Busse Stations, WITN Acquisition, the GulfLink Acquisition, and the expense associated with the increase in circulation at the Gwinnett Daily Post. The acquisition of the Busse Stations, WITN Acquisition, the GulfLink Acquisition and the cost associated with the increase in circulation at the Gwinnett Daily Post accounted for $1.5 million, $3.1 million, $856,000 and $2.6 million (exclusive of depreciation and amortization), respectively, of the operating expense increase. The increase in operating expenses was partially offset by the disposition of WALB which reduced operating expenses by approximately $321,000.

      Broadcast expenses increased $8.1 million, or 26.7%, over the nine months ended September 30, 1998, to $38.2 million from $30.2 million. The acquisition of the Busse Stations, the WITN Acquisition and the GulfLink Acquisition accounted for $1.5 million, $3.1 million and $856,000 of the broadcast expenses increase, respectively. On a pro forma basis, assuming the Busse-WALB Transactions had been effective on January 1, 1997, broadcast expenses for the Busse Stations for the nine months ended September 30 1998, increased $382,000, or 5.9%, over the same period of the prior year, to $6.8 million from $6.5 million. On a pro forma basis, assuming the WITN Acquisition had been effective on January 1, 1997, broadcast expenses for WITN for the nine months ended September 30, 1998 increased $372,000, or 10.9%, over the same period of the prior year, to $3.8 million from $3.4 million. Broadcast expenses, excluding the acquisition of the Busse Stations, the WITN Acquisition and the GulfLink Acquisition and excluding the operating results of WALB, increased $2.9 million, or 11.4%, over the same period of the prior year, to $28.4 million from $25.5 million. This increase was due primarily to an increase in payroll expense and other expense of $1.7 million and $1.1 million, respectively. The increase in broadcast expenses was partially offset by the disposition of WALB which reduced broadcast expenses by approximately $321,000.

      Publishing expenses for the nine months ended September 30, 1998 increased $3.6 million, or 26.2%, from the same period of the prior year, to $17.5 million from $13.8 million. This increase resulted primarily from an increase in the expense associated with the increase in circulation at the Gwinnett Daily Post to 67,000 at September 30, 1998 from 50,000 at September 30, 1997 and higher newsprint pricing. Average newsprint costs increased approximately 8.7% while newsprint consumption increased approximately 21.0%.


      Paging expenses increased $1.3 million or 45.7%, over the same period of the prior year, to $4.1 million from $2.8 million. The increase was attributable primarily to an increase in payroll and other costs associated with an increase in the number of pagers in service.


      Corporate and administrative expenses for the nine months ended September 30, 1998 increased $37,000, or 1.8%, over the same period of the prior year, to $2,128,000 from $2,091,000.

      Depreciation of property and equipment and amortization of intangible assets for the nine months ended September 30, 1998, increased $2.3 million, or 21.5%, over the same period of the prior year, to $12.9 million from $10.6 million. This increase was primarily the result of higher depreciation and amortization costs related to the acquisition of the Busse Stations, WITN Acquisition and the GulfLink Acquisition.

      Gain on exchange television station. The Company recognized a pre-tax gain of approximately $70.6 million and estimated deferred income taxes of approximately $27.5 million in connection with the exchange of WALB.

      Interest expense. Interest expense increased $2.8 million, or 17.8%, to $18.6 million for the nine months ended September 30, 1997 from $15.8 million for the nine months ended September 30, 1998. This increase was

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Nine months Ended September 30, 1998 compared to Nine months Ended September 30, 1997 (continued)

attributable primarily to increased levels of debt resulting from the financing of the acquisition of the Busse Stations, the WITN Acquisitions and the GulfLink Acquisition.

      Net income (loss) Available to Common Stockholders. Net income available to common stockholders of the Company was $40.1 million for the nine months ended September 30, 1998, as compared with a net loss available to common stockholders of $2.1 million for the same period of the prior year, reflecting the $43.1 million gain net of related tax provisions on the exchange of WALB.

Liquidity and Capital Resources

      On August 20, 1998, the Board of Directors declared a 50% stock dividend, payable on September 30, 1998, to stockholders of record of the Class A Common Stock and Class B Common Stock on September 16, 1998. This stock dividend effected a three for two stock split. All applicable share and per share data have been adjusted to give effect to the stock split.

      In September 1996, the Company entered into the $125.0 million senior credit facility (the "Senior Credit Facility") with a consortium of banks. The Senior Credit Facility included scheduled reductions in the $125.0 million credit limit which commenced on March 31, 1997, interest rates based upon a spread over LIBOR and/or Prime, an unused commitment fee of 0.50% applied to available funds and a maturity date of June 30, 2003. Effective September 17, 1997, the Senior Credit Facility was modified to reinstate the original credit limit of $125.0 million which had been reduced by the scheduled reductions. The modification also reduced the interest rate spread over LIBOR and/or Prime. The modification also extended the maturity date from June 30, 2003 to June 30, 2004. The modification required a one-time fee of $250,000.


      Effective July 31, 1998, the Senior Credit Facility was modified to increase the committed credit limit of $125.0 million to $200.0 million. This modification also allows for an additional uncommitted $100.0 million in available credit which is in addition to the committed $200.0 million credit limit. This $100.0 million in uncommitted available credit can be borrowed by the Company only after unanimous approval of the bank consortium. The modification also extended the maturity date from June 30, 2004 to June 30, 2005. The modification required a one-time fee of approximately $750,000.


      As discussed in the Introduction, on July 31, 1998, the Company completed the Busse-WALB Transactions. These transactions resulted in a net increase in long term debt of approximately $43.4 million. At September 30, 1998, the Company had approximately $102.0 million borrowed under the Senior Credit Facility with approximately $98.0 million available under the agreement. The interest rate on the balance outstanding was based on a spread over LIBOR and Prime of 2.00% and 0.25%, respectively.

      The Company's working capital was $2.7 million and $10.1 million at September 30, 1998 and December 31, 1997, respectively. The Company's cash provided from operations was $19.7 million and $10.8 million for the nine months ended September 30, 1998 and 1997, respectively. Management believes that current cash balances, cash flows from operations and the available funds under its Senior Credit Facility will be adequate to provide for the Company's capital expenditures, debt service, cash dividends and working capital requirements for the forseeable future. The Senior Credit Facility contains certain restrictive provisions, which, among other things, limit additional indebtedness and require minimum levels of cash flows. Additionally, the effective interest rate of the Senior Credit Facility can be changed based upon the Company's maintenance of certain operating ratios as defined in the Senior Credit Facility, not to exceed the lender's prime rate plus 0.5% or LIBOR plus 2.25%. The Senior Credit Facility contains restrictive provisions similar to the provisions of the Company's 10 5/8% Senior Subordinated Notes due 2006.

      The Company's cash used in investing activities was $53.1 million and $53.9 million for the nine months ended September 30, 1998 and 1997, respectively. Net cash used in investing activities for the nine months ended

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

September 30, 1998 was primarily due to the net effect of the Busse-WALB Transactions which were completed on July 31, 1998 and capital expenditures. For the nine months ended September 30, 1998 net cash used in the Busse-WALB Transactions and capital expenditures was $44.1 million and $7.3 million, respectively.

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

      The Company is currently studying the ATV channel assignments for its television stations as well as the technical and capital expenditure requirements to implement ATV at these television stations. The Company currently intends to implement ATV at its television stations within the FCC mandated implementation period. The Company cannot presently predict the cost of such implementation but, based upon general industry estimates, currently believes that such costs will be material and will require several million dollars per station to commence initial ATV operations.

      The Company's cash provided by financing activities for the nine months ended September 30, 1998 and 1997 was $33.0 million and $43.8 million, respectively. Net cash provided by financing activities for the nine months ended September 30, 1998 resulted primarily from increased net borrowings of long-term debt related to the Busse-WALB Transactions of $43.4 milllion partially offset by the payment of $1.1 million in dividends and the purchase of $2.6 million in preferred stock. During the nine months ended September 30, 1998, the Company issued 47,100 shares of Class A Common Stock and 105,283 shares of Class B Common Stock from treasury to fulfill obligations under its employee benefit plan, non-employee director stock purchase plan and long-term incentive plan. During the nine months ended September 30, 1998, the Company purchased 15,750 shares of Class A Common stock at a cost of $311,063.

      The Company regularly enters into program contracts for the right to broadcast television programs produced by others and program commitments for the right to broadcast programs in the future. Such programming commitments are generally made to replace expiring or canceled program rights. Payments under such contracts are made in cash or the concession of advertising spots for the program provider to resell, or a combination of both. During the nine months ended September 30, 1998, the Company paid $3.0 million for such program broadcast rights.

      The Company and its subsidiaries file a consolidated federal income tax return and such state or local tax returns as are required. As of September 30, 1998, the Company anticipates that it will generate taxable operating losses for the foreseeable future.

      Management does not believe that inflation in past years has had a significant impact on the Company's

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

results of operations nor is inflation expected to have a significant effect upon the Company's business in the near future.

Impact of Year 2000

      Some of the Company's older computer programs were written using two digits rather than four to define the applicable year. As a result, those computer programs have time-sensitive software that recognize a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure, miscalculations or disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

      The Company is continuing an assessment of its software and computer systems and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company is also in the process of assessing the Year 2000 compliance status of its significant suppliers and customers. The Company does not presently believe that the estimated total Year 2000 project cost will exceed $750,000. Most of this cost will be realized over the estimated useful lives of the new hardware and software. To date, the Company has identified several minor systems that are not Year 2000 compliant and these systems are in the process of being replaced. However, the Company has not incurred significant expenses associated with the Year 2000 issue.

      This project is approximately 60% complete and the Company estimates that it will be completed no later than September 30, 1999, which is prior to any anticipated impact on its operating systems. The Company believes that with modifications to existing software and conversions to new software, the Year 2000 issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 issue could have a material impact on the operations of the Company.

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

PART II.    OTHER INFORMATION
--------    -----------------

Item 6.     Exhibits and Reports on Form 8-K

     (a)    Exhibits

            None

            27- Financial Data Schedule

     (b)    Reports on Form 8-K

            A report on Form 8-K was filed on August 14, 1998, reporting the exchange of the assets of WALB-TV for the assets of WEAU-TV. This report on Form 8-K also reported the acquisition of all of the outstanding common and preferred stock of Busse Broadcasting Corporation. A current report on Form 8K/A was filed on October 14, 1998 as an amendment to the current report on Form 8-K that as filed on August 14, 1998.

                                    SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 GRAY COMMUNICATIONS SYSTEMS, INC.
                                            (Registrant)




Date: November 13, 1998          By: /s/ James C. Ryan
      -----------------             ----------------------------
                                         James C. Ryan
                                         Vice President and
                                         Chief Financial Officer