Form 10-K405
period 1998-12-31
GRAY COMMUNICATIONS SYSTEMS INC /GA/
filed 1999-03-22
CIK 43196

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                  --------------------------------------------
                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________.

                         COMMISSION FILE NUMBER 1-13796
                    ----------------------------------------
                        GRAY COMMUNICATIONS SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

                    GEORGIA                               52-0285030
        (State or other jurisdiction of                (I.R.S. Employer
         incorporation or organization)              Identification No.)

            4370 PEACHTREE ROAD, NE
                  ATLANTA, GA                               30319
    (Address of principal executive offices)              (Zip Code)

       Registrant's telephone number, including area code: (404) 504-9828
                     ---------------------------------------

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No _____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 11, 1999: CLASS A AND CLASS B COMMON STOCK; NO PAR VALUE - $128,319,479

     The number of shares outstanding of the registrant's classes of common stock as of March 11, 1999: CLASS A COMMON STOCK; NO PAR VALUE - 6,832,042 SHARES; CLASS B COMMON STOCK, NO PAR VALUE - 5,125,465 SHARES

     DOCUMENTS INCORPORATED BY REFERENCE:  NONE

                                     PART 1

ITEM 1.    BUSINESS

     AS USED HEREIN, UNLESS THE CONTEXT OTHERWISE REQUIRES, THE "COMPANY" MEANS GRAY COMMUNICATIONS SYSTEMS, INC. AND ITS SUBSIDIARIES. THE COMPANY CONSUMMATED THE BUSSE-WALB TRANSACTIONS (AS HEREINAFTER DEFINED) ON JULY 31, 1998. EXCEPT WITH RESPECT TO HISTORICAL FINANCIAL STATEMENTS AND UNLESS THE CONTEXT INDICATES OTHERWISE, THE BUSSE-WALB TRANSACTIONS (AS HEREINAFTER DEFINED) ARE INCLUDED IN THE DESCRIPTION OF THE COMPANY. UNLESS OTHERWISE INDICATED, THE INFORMATION HEREIN HAS BEEN ADJUSTED TO GIVE EFFECT TO (I) A THREE FOR TWO STOCK SPLIT OF THE COMPANY'S CLASS A COMMON STOCK, NO PAR VALUE (THE "CLASS A COMMON STOCK"), EFFECTED IN THE FORM OF A STOCK DIVIDEND DECLARED ON OCTOBER 2, 1995 AND (II) A THREE FOR TWO SPLIT OF THE COMPANY'S CLASS A COMMON STOCK AND THE COMPANY'S CLASS B COMMON STOCK, NO PAR VALUE, (THE "CLASS B COMMON STOCK") EFFECTED IN THE FORM OF A STOCK DIVIDEND DECLARED ON THE RESPECTIVE CLASS OF COMMON STOCK ON AUGUST 20, 1998. UNLESS OTHERWISE INDICATED, ALL STATION RANK, IN-MARKET SHARE AND TELEVISION HOUSEHOLD DATA HEREIN ARE DERIVED FROM THE NIELSEN STATION INDEX, VIEWERS IN PROFILE, DATED NOVEMBER 1998, AS PREPARED BY A.C. NIELSEN COMPANY ("NIELSEN").

GENERAL

     The Company currently owns ten network-affiliated television stations in nine medium-size markets in the southeastern ("Southeast") and midwestern (`Midwest") United States. In seven of the nine markets served by the Company, its stations are ranked number one in their respective markets and has the second ranked station in the remaining two markets. The Company has the leading local news operation in eight of the nine markets in which it operates. Seven of the stations are affiliated with the CBS Television Network, a division of CBS, Inc. ("CBS"), and three are affiliated with the NBC Television Network, a division of the National Broadcasting Company, Incorporated ("NBC"). In connection with the First American Acquisition (as hereinafter defined), the Company will be required under current regulations of the Federal Communications Commission (the "FCC") to divest of WJHG-TV ("WJHG"), its NBC affiliate in Panama City, Florida. For a discussion of the Company's plans regarding such divestiture, see "Divestiture Requirements." The Company also owns and operates four daily newspapers, a weekly advertising only publication ("shopper"), a paging business and a transportable satellite uplink business, located in the Southeast and the Midwest.

     In 1993 after the acquisition of a large block of the Class A Common Stock by a new investor, the Company implemented a strategy to foster growth through strategic acquisitions and certain select divestitures. Since January 1, 1994, the Company's significant acquisitions have included nine television stations, three newspapers, a transportable satellite uplink business and a paging business located in the Southeast and Midwest and the divestiture of two stations in the Southeast. As a result of the Company's acquisitions and in support of its growth strategy, the Company has added certain key members of management and has greatly expanded its operations in the television broadcasting and newspaper publishing businesses.

ACQUISITIONS AND DIVESTITURES

ACQUISITION OF THE GOSHEN NEWS

     On March 1, 1999, the Company acquired substantially all of the assets of THE GOSHEN NEWS from News Printing Company, Inc. and affiliates thereof, for aggregate cash consideration of approximately $16.7 million including a non-compete agreement. THE GOSHEN NEWS is a 17,000 circulation afternoon newspaper published Monday through Saturday and serves Goshen, Indiana and surrounding areas. The Company funded this acquisition through its $200.0 million bank loan agreement (the "Senior Credit Facility.")

OPTION TO ACQUIRE INVESTMENT IN SARKES TARZIAN, INC.

     On January 28, 1999, Bull Run Corporation ("Bull Run"), a principal stockholder of the Company, acquired 301,119 shares of the outstanding common stock of Sarkes Tarzian, Inc. ("Tarzian") from the Estate of Mary Tarzian (the "Estate") for $10.0 million. The acquired shares (the "Tarzian Shares") represent 33.5% of the total outstanding common stock of Tarzian (both in terms of the number of shares of common stock outstanding and in terms of voting rights), but such investment represents 73% of the equity of Tarzian for purposes of dividends as well as distributions in the event of any liquidation, dissolution or other termination of Tarzian. Tarzian has filed a complaint in the United States District Court for the Southern District of Indiana, claiming that it had a binding contract with the Estate to purchase the Tarzian Shares from the Estate prior to Bull Run's purchase of the shares, and requests judgment providing that the Estate be required to sell the Tarzian Shares to Tarzian. Bull Run believes that a binding contract between Tarzian and the Estate did not exist, prior to Bull Run's purchase of the Tarzian Shares from the Estate, and in any case, Bull Run's purchase agreement with the Estate provides that in the event that a court of competent jurisdiction awards title to the Tarzian Shares to a person or entity other than Bull Run, the purchase agreement is rescinded and the Estate is required to pay Bull Run the full $10.0 million purchase price, plus interest. Tarzian owns and operates two television stations and four radio stations: WRCB-TV Channel 3 in Chattanooga, Tennessee, an NBC affiliate; KTVN-TV Channel 2 in Reno, Nevada, a CBS affiliate; WGCL-AM and WTTS-FM in Bloomington, Indiana; and WAJI-FM and WLDE-FM in Fort Wayne, Indiana. The Chattanooga and Reno markets rank as the 87th and the 108th largest television markets in the United States, respectively, as ranked by Nielsen.

     The Company has executed an option agreement with Bull Run, whereby the Company has the option of acquiring the Tarzian investment from Bull Run. Upon exercise of the option, the Company will pay Bull Run an amount equal to Bull Run's purchase price for the Tarzian investment and related costs. The option agreement currently expires on May 31, 1999; however, the Company may extend the option period at an established fee. In connection with the option agreement, the Company granted to Bull Run warrants to purchase up to 100,000 shares of the Company's Class B Common Stock at $13.625 per share. The warrants vest immediately upon the Company's exercise of its option to purchase the Tarzian investment. Neither Bull Run's investment nor the Company's potential investment is presently attributable under the ownership rules of the FCC. If the Company successfully exercises the option agreement, the Company plans to fund the acquisition through its Senior Credit Facility.

BUSSE-WALB TRANSACTIONS

     On July 31, 1998, the Company completed the purchase of all of the outstanding capital stock of Busse Broadcasting Corporation ("Busse"). The purchase price was $120.5 million less the accreted value of Busse's 11 5/8% Senior Secured Notes due 2000 ("Busse Senior Notes"). The purchase price of the capital stock consisted of the contractual purchase price of $112.0 million, associated transaction costs of $2.9 million and Busse's cash and cash equivalents of $5.6 million. Immediately following the acquisition of Busse, the Company exercised its right to satisfy and discharge the Busse Senior Notes, effectively prefunding the Busse Senior Notes at the October 15, 1998 call price of 106 plus accrued interest. The amount necessary to satisfy and discharge the Busse Senior Notes was approximately $69.9 million. Based on the preliminary allocation of the purchase price, the excess of the purchase price over the fair value of net tangible assets acquired was approximately $122.8 million.

     Immediately prior to the Company's acquisition of Busse, Cosmos Broadcasting Corporation acquired the assets of WEAU-TV ("WEAU") from Busse and exchanged them for the assets of WALB-TV, Inc. ("WALB"), the Company's NBC affiliate in Albany, Georgia. In exchange for the assets of WALB, the Company received the assets of WEAU, which were valued at $66.0 million, and approximately $12.0 million in cash for a total value of $78.0 million. The Company recognized a pre-tax gain of approximately $70.6 million and estimated deferred income taxes of approximately $27.5 million in connection with the exchange of WALB. The Company funded the remaining costs of the acquisition of Busse's capital stock through its Senior Credit Facility.

     As a result of these transactions, the Company added the following television stations to its existing broadcast group: KOLN-TV("KOLN"), the CBS affiliate serving the Lincoln-Hastings-Kearney, Nebraska market; its satellite station KGIN-TV ("KGIN"), the CBS affiliate serving Grand Island, Nebraska; and WEAU, a NBC affiliate serving the La Crosse-Eau Claire, Wisconsin market. These transactions also satisfied the FCC's requirement for the Company to divest itself of WALB. The transactions described above are referred to herein as the "Busse-WALB Transactions."

WITN ACQUISITION

     In August 1997, the Company acquired substantially all of the assets of WITN-TV ("WITN"), a NBC affiliate serving the Greenville-New Bern-Washington, North Carolina market (the "WITN Acquisition"). The purchase price for the WITN Acquisition was approximately $41.7 million, including fees, expenses, and working capital and other adjustments.

GULFLINK ACQUISITION

     In April 1997, the Company acquired all of the issued and outstanding common stock of GulfLink Communications, Inc. ("GulfLink") of Baton Rouge, Louisiana (the "GulfLink Acquisition"). The GulfLink operations included nine transportable satellite uplink trucks. The purchase price for the GulfLink Acquisition approximated $5.2 million, including fees, expenses, and certain assumed liabilities. Subsequent to the GulfLink Acquisition, certain other satellite uplink truck operations of the Company were combined with GulfLink and the operating name was changed to Lynqx Communications.

THE FIRST AMERICAN ACQUISITION

     In September 1996, the Company purchased from First American Media, Inc. (the "First American Acquisition") substantially all of the assets of two CBS-affiliated stations, WCTV-TV ("WCTV") serving Tallahassee, Florida-Thomasville, Georgia and WKXT-TV ("WKXT") in Knoxville, Tennessee, a satellite uplink business and a paging business. The purchase price for the First American Acquisition was approximately $183.9 million, including fees, expenses, and working capital and other adjustments. Subsequent to the First American Acquisition, the Company rebranded WKXT with the call letters WVLT ("WVLT').

AUGUSTA ACQUISITION

     In January 1996, the Company acquired substantially all of the assets of WRDW-TV ("WRDW"), a CBS affiliate serving Augusta, Georgia (the "Augusta Acquisition"). The purchase price of the Augusta Acquisition was approximately $37.2 million, including fees, expenses, and certain assumed liabilities.

KTVE SALE

     In August 1996, the Company sold the assets of KTVE Inc. ("KTVE"), its NBC affiliate serving Monroe, Louisiana-El Dorado, Arkansas (the "KTVE Sale") for approximately $9.5 million in cash plus the amount of accounts receivable on the date of the closing to the extent collected by the buyer to be paid to the Company within 150 days following the closing date (approximately $829,000). The Company recognized a pre-tax gain of approximately $5.7 million and estimated income taxes of approximately $2.8 million.

PRO FORMA OPERATING RESULTS

     For the year ended December 31, 1998, on a pro forma basis giving effect to the Busse-WALB Transactions as if they had occurred on January 1, 1998, the Company had net revenues, Media Cash Flow, as defined herein, Operating Cash Flow (defined as Media Cash Flow less corporate expenses) and a net loss of $133.7 million, $49.0 million, $46.0 million and $4.6 million, respectively. On a pro forma basis giving effect to the Busse-WALB Transactions, the WITN Acquisition and the GulfLink Acquisition as if they had occurred on January 1, 1997, the Company had net revenues, Media Cash Flow, as defined herein, Operating Cash Flow and a net loss of $118.0 million, $44.9 million, $42.4 million and $6.6 million, respectively.

DIVESTITURE REQUIREMENTS

     In connection with the First American Acquisition, the FCC ordered the Company to divest itself of WALB in Albany, Georgia and WJHG in Panama City, Florida to comply with regulations governing common ownership of television stations with overlapping service areas. The Company complied with the FCC order regarding WALB on July 31, 1998. The FCC is currently reexamining these regulations, and if it revises them in accordance with the interim policy it has adopted, divestiture of WJHG would not be required. Accordingly, the Company requested and in July 1997 received an extension of the divestiture deadline for WJHG, conditioned upon the outcome of the rulemaking proceedings. At this time, it can not be determined when the FCC will complete its rulemaking on this subject.

TELEVISION BROADCASTING

THE COMPANY'S STATIONS AND THEIR MARKETS

     AS USED IN THE TABLES FOR EACH OF THE COMPANY'S STATIONS AND IN THIS SECTION (I) "TOTAL MARKET REVENUES" REPRESENT GROSS ADVERTISING REVENUES, EXCLUDING BARTER REVENUES, FOR ALL COMMERCIAL TELEVISION STATIONS IN THE MARKET, AS REPORTED IN INVESTING IN TELEVISION 1998 MARKET REPORT, FOURTH EDITION NOVEMBER 1998 RATINGS PUBLISHED BY BIA PUBLICATIONS, INC. (THE "BIA GUIDE"), EXCEPT FOR REVENUES IN WYMT-TV'S ("WYMT") 18-COUNTY TRADING AREA WHICH IS NOT SEPARATELY REPORTED IN THE BIA GUIDE; (II) "IN-MARKET SHARE OF HOUSEHOLDS VIEWING TELEVISION" REPRESENTS THE PERCENTAGE OF THE STATION'S AUDIENCE AS A PERCENTAGE OF ALL VIEWING BY HOUSEHOLDS IN THE MARKET FROM 6 A.M. TO 2 A.M. SUNDAY THROUGH SATURDAY, INCLUDING VIEWING OF NON-COMMERCIAL STATIONS, NATIONAL CABLE CHANNELS AND OUT-OF-MARKET STATIONS BROADCAST OR CARRIED BY CABLE IN THE MARKET AS REPORTED BY NIELSEN FOR NOVEMBER 1998; (III) "STATION RANK IN DMA" IS BASED ON NIELSEN ESTIMATES FOR NOVEMBER 1998 FOR THE PERIOD FROM 6 A.M. TO 2 A.M. SUNDAY THROUGH SATURDAY; (IV) AVERAGE HOUSEHOLD INCOME, EFFECTIVE BUYING INCOME AND RETAIL BUSINESS SALES GROWTH PROJECTIONS ARE AS REPORTED IN THE BIA GUIDE; AND (V) ESTIMATES OF POPULATION ARE AS REPORTED BY THE SEPTEMBER 1998, NIELSEN STATION INDEX-U.S. TELEVISION HOUSEHOLD ESTIMATES PUBLISHED BY NIELSEN.

                                                                           Total     In-Market
                                      Commercial  Station                  Market     Share of
                                DMA    Stations    Rank    Television   Revenues in  Households
  Station         Market      Rank(1)  in DMA(2)  in DMA  Households(3) DMA for 1998 Viewing TV
  -------         ------      -------  ---------  ------  ------------- ------------ ----------
                                                                       (IN THOUSANDS)
WVLT          Knoxville, TN       63       6         2       447,000     $68,000        25%
WKYT          Lexington, KY       67       6         1       408,000      54,100        40
WYMT(4)       Hazard, KY          67      N/A        1       167,000       5,600        30
KOLN/         Lincoln-Hastings
KGIN (5)      -Kearney, NE       101       5         1       255,000      24,800        55
WITN          Greenville-
              New Bern-
              Washington, NC     105       4         2       238,000      31,000        30

WRDW          Augusta, GA        111       4         1       228,000      34,000        36
WCTV          Tallahassee, FL-
              Thomasville, GA    114       4         1       225,000      24,500        61
WEAU          La Crosse-
              Eau Claire, WI     129       4         1       179,000      25,100        39
WJHG(6)       Panama City, FL    157       4         1       120,000      11,700        49

(1) Ranking of DMA served by a station among all DMAs is measured by the number of television households based within the DMA in the November 1998 Nielsen estimates.

(2) Includes independent broadcasting stations and excludes satellite stations.

(3) Based upon the approximate number of television households in the DMA as reported by Nielsen for November 1998.

(4) The market area served by WYMT is an 18-county trading area, as defined by Nielsen, and is included in the Lexington, Kentucky DMA. WYMT's station rank is based upon its ratings position in the 18-county trading area.

(5) KGIN is a VHF station located in Grand Island, Nebraska and is operated primarily as a satellite station of KOLN which is located in Lincoln, Nebraska.

(6) The Company is required to divest WJHG under current FCC regulations. For a discussion of the Company's plan, see "Divestiture Requirements."

     The percentage of the Company's total revenues contributed by the Company's television broadcasting segment was approximately 70.6%, 69.8% and 69.3% for each of the years ended December 31, 1998, 1997 and 1996, respectively.

     In the following description of each of the Company's stations, information set forth below concerning Total Market Revenues, average household income, projected effective buying income and projected retail business sales growth has been derived from the BIA Guide. Estimates of population have been obtained from the September 1998 Nielsen Station Index-U.S. Television Household Estimates.

WVLT, THE CBS AFFILIATE IN KNOXVILLE, TENNESSEE

     WVLT, acquired by the Company in September 1996, began operations in 1988. Knoxville, Tennessee is the 63rd DMA in the United States, with approximately 447,000 television households and a total population of approximately 1.2 million. Total Market Revenues in the Knoxville DMA in 1998 were approximately $68.0 million. According to the BIA Guide, the average household income in the Knoxville DMA in 1996 was $35,651, with effective buying income projected to grow at an annual rate of 5.4% through 2001. Retail business sales growth in the Knoxville DMA is projected by the BIA Guide to average 6.1% annually during the same period. The Knoxville DMA has six licensed commercial television stations, four of which are affiliated with major networks. The Knoxville DMA also has two public broadcasting stations.

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

WKYT, THE CBS AFFILIATE IN LEXINGTON, KENTUCKY

     WKYT, acquired by the Company in September 1994, began operations in 1957. Lexington, Kentucky is the 67th largest DMA in the United States, with approximately 408,000 television households and a total population of approximately 1.1 million. Total Market Revenues in the Lexington DMA in 1998 were approximately $54.1 million. According to the BIA Guide, the average household income in the Lexington DMA in 1996 was $33,507, with effective buying income projected to grow at an annual rate of 4.4% through 2001. Retail business sales growth in the Lexington DMA is projected by the BIA Guide to average 4.3% annually during the same period. The Lexington DMA has six licensed commercial television stations, including WYMT, WKYT's sister station, five of which are affiliated with major networks. The Lexington DMA also has one public television station.

     MARKET DESCRIPTION. The Lexington DMA consists of 39 counties in central and eastern Kentucky. The Lexington area is a regional hub for shopping, business, healthcare, education, and cultural activities and has a comprehensive transportation network and low commercial utility rates. Major employers in the Lexington area include Toyota Motor Corp., Lexmark International, Inc., GTE Corporation, Square D Company, Ashland, Inc., the University of Kentucky and International Business Machines Corporation.

Eight hospitals and numerous medical clinics are located in Lexington, reinforcing Lexington's position as a regional medical center. The University of Kentucky's main campus is also located in Lexington.

WYMT, THE CBS AFFILIATE IN HAZARD, KENTUCKY

     WYMT, acquired by the Company in September 1994, began operations in 1985. WYMT has carved out a niche trading area comprising 18 counties in eastern and southeastern Kentucky. This trading area is a separate marketing area of the Lexington, Kentucky DMA with approximately 167,000 television households and a total population of approximately 452,000. WYMT is the only commercial television station in this 18-county trading area. Total Market Revenues in the 18-county trading area for the year ended December 31, 1998, were approximately $5.6 million. WYMT is the sister station of WKYT and shares many resources and simulcasts some local programming with WKYT.

     MARKET DESCRIPTION. The mountain region of eastern and southeastern Kentucky where Hazard is located is on the outer edges of four separate markets:
Bristol-Kingsport-Johnson City, Charleston-Huntington, Knoxville and Lexington. Prior to 1985, mountain residents relied primarily on satellite dishes and cable television carrying distant signals for their television entertainment and news. Established in 1985, WYMT is the only broadcast station which can be received over the air in a large portion of its 18-county trading area and may now be viewed on area cable systems.

     The trading area's economy is centered around coal and related industries and some light manufacturing. In recent years, the coal industry has undergone a major restructuring due to consolidation in the industry and advances in technology.

KOLN\KGIN, THE CBS AFFILIATES IN LINCOLN-HASTINGS-KEARNEY, NEBRASKA

     KOLN and KGIN, acquired by the Company in July 1998, began operations in 1953 and 1961, respectively. KOLN is a full power VHF television station located in Lincoln, Nebraska. KGIN is a full power VHF television station located in Grand Island, Nebraska and is operated primarily as a satellite station to KOLN in order to serve the western portion of the Lincoln-Hastings-Kearney DMA. Lincoln-Hastings-Kearney, Nebraska is the 101st largest DMA in the United States, with approximately 255,000 television households and a total population of approximately 660,000. Total Market Revenues in the Lincoln-Hastings-Kearney DMA in 1998 were approximately $24.8 million. According to the BIA Guide, the average household income in the Lincoln-Hastings-Kearney DMA in 1996 was $38,800, with effective buying income projected to grow at an annual rate of 4.6% through 2001. Retail business sales growth in the Lincoln-Hastings-Kearney DMA is projected by the BIA Guide to average 4.3% annually during the same period. The Lincoln-Hastings-Kearney DMA has five licensed commercial television stations, all of which are affiliated with major networks. The Lincoln-Hastings-Kearney DMA also has one public television station.

     MARKET DESCRIPTION. The Lincoln-Hastings-Kearney DMA consists of 51 counties covering a large portion of the western two thirds of Nebraska and the northern tier of Kansas. The city of Lincoln is the primary economic center of the region, the capital of Nebraska and home to the University of Nebraska. The Lincoln-Hastings-Kearney economy centers around state government, education, medical services and agriculture. Leading employers in the area include: the State of Nebraska, the University of Nebraska, the Lincoln Public School System and several area hospitals.

WITN, THE NBC AFFILIATE IN GREENVILLE-NEW BERN-WASHINGTON, NORTH CAROLINA

     WITN, acquired by the Company in August 1997, began operations in 1955. Greenville-New Bern-Washington, North Carolina is the 105th largest DMA in the United States, with approximately 238,000 television households and a total population of approximately 678,000. Total Market Revenues in the Greenville-New Bern-Washington DMA in 1998 were approximately $31.0 million. According to the BIA Guide, the average household income in the Greenville-New Bern-Washington DMA in 1996 was $36,500, with effective buying income projected to grow at an annual rate of 4.8% through 2001. Retail business sales growth in the Greenville-New Bern-Washington DMA is projected by the BIA Guide to average 5.2% annually during the same period. The Greenville-New Bern-Washington DMA has four licensed commercial television stations, all of which are affiliated with major networks. The Greenville-New Bern-Washington DMA also has three public television stations.

     MARKET DESCRIPTION. The Greenville-New Bern-Washington DMA consists of 15 counties in eastern North Carolina. Greenville, North Carolina (located 100 miles east of Raleigh) is the primary economic center of the region and home to East Carolina University. The Greenville-New Bern-Washington economy centers around education, manufacturing, and agriculture. Leading employers in the area include: East Carolina University, Catalytica Pharmaceuticals, Inc., PCS Phosphate, Rubber Maid Cleaning Products, Inc., and Weyerhauser Co.

WRDW, THE CBS AFFILIATE IN AUGUSTA, GEORGIA

     WRDW, acquired by the Company in January 1996, began operations in 1954. Augusta, Georgia is the 111th largest DMA in the United States, with approximately 228,000 television households and a total population of approximately 639,000. Total Market Revenues in the Augusta DMA in 1998 were approximately $34.0 million. According to the BIA Guide, the average household income in the Augusta DMA in 1996 was $34,238, with effective buying income projected to grow at an annual rate of 3.9% through 2001. Retail business sales growth in the Augusta DMA is projected by the BIA Guide to average 2.9% annually during the same period. The Augusta DMA has four licensed commercial television stations, all of which are affiliated with a major network. The Augusta DMA also has two public television stations.

     MARKET DESCRIPTION. The Augusta DMA consists of 19 counties in eastern Georgia and western South Carolina, including the cities of Augusta, Georgia and North Augusta and Aiken, South Carolina. The Augusta, Georgia area is one of Georgia's major metropolitan/regional centers, with a particular emphasis on health services, manufacturing and the military. The federal government employs military and civilian personnel at the Department of Energy's Savannah River Site, a nuclear processing plant, and Fort Gordon, a U.S. Army military installation. Augusta has eight large hospitals which collectively employ approximately 20,000 and reinforce Augusta's status as a regional healthcare center. Augusta is also home to the Masters Golf Tournament, which has been broadcast by CBS for 43 years.

WCTV, THE CBS AFFILIATE IN TALLAHASSEE, FLORIDA-THOMASVILLE, GEORGIA

     WCTV, acquired by the Company in September 1996, began operations in 1955. Tallahassee Florida-Thomasville, Georgia is the 114th largest DMA in the United States, with approximately 225,000 television households and a total population of approximately 628,000. Total Market Revenues in the Tallahassee-Thomasville DMA in 1998 were approximately $24.5 million. According to the BIA Guide, the average household income in the Tallahassee, Florida-Thomasville, Georgia DMA in 1996 was $35,338, with effective buying income projected to grow at an annual rate of 5.3% through 2001. Retail business sales growth in the Tallahassee, Florida-Thomasville, Georgia DMA is projected by the BIA

Guide to average 5.8% annually during the same period. The
Tallahassee-Thomasville DMA has four licensed commercial television stations, all of which are affiliated with major networks. The Tallahassee-Thomasville DMA also has one public television station.

     MARKET DESCRIPTION. The Tallahassee-Thomasville DMA, consisting of 17 counties in the panhandle of Florida and southwest Georgia, includes Tallahassee, the capital of Florida, and Thomasville, Valdosta and Bainbridge, Georgia. The Tallahassee-Thomasville economy centers around state and local government as well as state and local universities which include Florida State University, Florida A&M University, Tallahassee Community College, Thomas College and Valdosta State University. Florida State University is the largest university located in the DMA and its main campus is located within the city of Tallahassee.

WEAU, THE NBC AFFILIATE IN LA CROSSE-EAU CLAIRE, WISCONSIN

     WEAU, acquired by the Company in July 1998, began operations in 1953. La Crosse-Eau Claire, Wisconsin is the 129th largest DMA in the United States, with approximately 179,000 television households and a total population of approximately 490,000. Total Market Revenues in the La Crosse-Eau Claire, Wisconsin DMA in 1998 were approximately $25.1 million. According to the BIA Guide, the average household income in the La Crosse-Eau Claire, Wisconsin DMA in 1996 was $34,150, with effective buying income projected to grow at an annual rate of 3.6% through 2001. Retail business sales growth in the La Crosse-Eau Claire, Wisconsin DMA is projected by the BIA Guide to average 4.6% annually during the same period. The La Crosse-Eau Claire, Wisconsin DMA has four licensed commercial television stations, all of which are affiliated with major networks. The La Crosse-Eau Claire, Wisconsin DMA also has one public television station.

     MARKET DESCRIPTION. The La Crosse-Eau Claire, Wisconsin DMA, consists of 10 counties in west central Wisconsin and 2 counties in eastern Minnesota. The La Crosse and Eau Claire, Wisconsin economy centers around skilled industry, medical services, agriculture, education and retail businesses. The University of Wisconsin maintains a 10,000 student campus in Eau Claire. Leading employers include Hutchenson Technologies, the University of Wisconsin at Eau Claire and several area hospitals.

WJHG, THE NBC AFFILIATE IN PANAMA CITY, FLORIDA

     WJHG, acquired by the Company in 1960, began operations in 1953. Panama City, Florida is the 157th largest DMA in the United States, with approximately 120,000 television households and a total population of approximately 324,000. Total Market Revenues in the Panama City DMA in 1998 were approximately $11.7 million. According to the BIA Guide, the average household income in the Panama City DMA in 1996 was $34,256, with effective buying income projected to grow at an annual rate of 6.0% through 2001. Retail business sales growth in the Panama City DMA is projected by the BIA Guide to average 6.2% annually during the same period. The Panama City DMA has four licensed commercial television stations, three of which are affiliated with major networks. In addition, a CBS signal is provided by a station in Dothan, Alabama, an adjacent DMA. The Panama City DMA also has one public television station.

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

SATELLITE TRANSMISSION AND PRODUCTION SERVICES

     The Company's satellite transmission and production services business, Lynqx Communications, operates C-band and Ku-band transportable satellite uplink units and provides production management services. Clients include The Golf Channel, USA Network, Turner Cable Network Services, NBC, CBS, ABC, Home Box Office, MTV, The Children's Miracle Network and many other broadcast and cable services. Subsequent to the GulfLink Acquisition, certain other satellite uplink truck operations of the Company were combined with GulfLink and the operating name was changed to Lynqx Communications.

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

NETWORK AFFILIATION OF THE STATIONS

     Each of the Company's stations is affiliated with a major network pursuant to an affiliation agreement. Each affiliation agreement provides the affiliated station with the right to broadcast all programs transmitted by the network with which the station is affiliated. In return, the network has the right to sell a substantial majority of the advertising time during such broadcasts. In exchange for every hour that a station elects to broadcast network programming, the network pays the station a specific network compensation payment which varies with the time of day. Typically, prime-time programming generates the highest hourly network compensation payments. Such payments are subject to increase or decrease by the network during the term of an affiliation agreement with provisions for advance notices and right of termination by the station in the event of a reduction in such payments. The NBC affiliation agreement for WJHG renews automatically every five years unless the station notifies NBC otherwise.

The NBC affiliation agreements with WITN and WEAU expire on June 30, 2006 and December 31,2005, respectively and the WEAU agreement renews automatically every five years unless the station notifies NBC otherwise. The CBS affiliation agreements expire as follows: (i) WVLT, WKYT, WYMT and WCTV, on December 31, 2004, (ii) WRDW on March 31, 2005 and (iii) KOLN and KGIN on December 31, 2005.

NEWSPAPER PUBLISHING

     At December 31, 1998, the Company owned and operated four publications comprising three newspapers and a shopper, all located in the Southeast. The percentage of total company revenues contributed by the newspaper publishing segment was approximately 22.8%, 23.7% and 28.8% for each of the years ended December 31, 1998, 1997 and 1996, respectively.

THE ALBANY HERALD

     The Albany Herald Publishing Company, Inc. ("The Albany Herald"), located in Albany, Georgia, publishes THE ALBANY HERALD, which is the only seven-day-a-week newspaper that serves southwest Georgia. The Albany Herald also publishes two other weekly editions in Georgia, THE LEE COUNTY HERALD AND THE WORTH COUNTY HERALD, which both provide regional news coverage. Other niche publications include FARM AND PLANTATION, an agricultural paper; and a monthly coupon clipper. The Company introduced these weeklies and other niche product publications in order to better utilize The Albany Herald's printing presses and infrastructure (such as sales and advertising).

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

     The Gwinnett Daily Post, which was purchased by the Company in January 1995, is located north of Atlanta in Gwinnett County, one of the fastest growing areas in the nation. Since the purchase of the Gwinnett Daily Post, the frequency of publication has increased from three to six days per week.

     In 1997, the Gwinnett Daily Post entered into an agreement with CableVision Communications, Inc. ("Cable Vision"), a local cable provider, that resulted in a subscription to the GWINNETT DAILY POST being included in the basic cable package purchased by cable subscribers. As a result, the GWINNETT DAILY POST'S paid circulation tripled to 49,000 in 1997, and the Company started a local Gwinnett TV news channel, Gwinnett News and Entertainment Television ("GNET"), which is produced by the Company and broadcast on the local cable system. Effective March 1, 1998 the Gwinnett Daily Post entered into a similar agreement with Genesis Cable Communications LLC ("Genesis") increasing paid circulation for the GWINNETT DAILY POST to approximately 64,000.

THE GOSHEN NEWS

     The Company acquired THE GOSHEN NEWS on March 1, 1999. It is a 17,000 circulation afternoon newspaper published Monday through Saturday and serves Goshen, Indiana and surrounding areas.

INDUSTRY BACKGROUND

     Newspaper publishing is the oldest segment of the media industry and, as a result of the focus on local news, newspapers in general, remain an important media for local advertising. Newspaper advertising revenues are cyclical and have generally been affected by changes in national and regional economic conditions. Financial instability in the retail industry, including bankruptcies of larger retailers and consolidations among large retail chains can result in reduced retail advertising expenditures. Classified advertising, which makes up approximately one-third of newspaper advertising expenditures, can be affected by an economic slowdown and its effect on employment, real estate transactions and automotive sales. However, growth in housing starts and automotive sales, although cyclical in nature, generally provide continued growth in newspaper advertising expenditures.

PAGERS AND PAGING SERVICES

THE PAGING BUSINESS

     The paging business, acquired by the Company in September 1996 is based in Tallahassee, Florida and operates in Columbus, Macon, Albany, Thomasville, and Valdosta, Georgia, in Dothan, Alabama, in Tallahassee, Gainesville, Orlando and Panama City, Florida and in certain contiguous areas. In 1998, the Company's paging and specialized mobile radio ("SMR") business had approximately 86,000 units in service compared to approximately 67,000 units in service in 1997. The percentage of total Company revenues contributed by the paging segment was approximately 6.6%, 6.5% and 1.9% for each of the years ended December 31, 1998, 1997 and 1996, respectively.

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

     The Company's goal is to increase the number of pagers in service, revenues and cash flow from operations by implementing a plan that focuses on improved operating methods and controls and innovative marketing programs. The Company's paging business has grown in recent years by: (i) acquiring smaller independent paging operations; (ii) expanding its resale program; (iii) increasing its retail operations, and (iv) increasing the Company's geographical coverage.

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

     LICENSE GRANT AND RENEWAL. Television broadcasting licenses generally are granted or renewed for a period of eight years but may be renewed for a shorter period upon a finding by the FCC that the "public interest, convenience, and necessity" would be served thereby. The broadcast licenses for each station are effective through the following dates: WVLT - August 1, 2005; WKYT - August 1, 2005; WYMT August 1, 2005; KOLN and KGIN - June 1, 2006; WITN - December 1, 2004; WRDW - April 1, 2005; WCTV - April 1, 2005; WEAU - December 1, 2005 and WJHG - February 1, 2005, respectively. The Telecommunications Act requires a broadcast license to be renewed if the FCC finds that: (i) the station has served the public interest, convenience and necessity; (ii) there have been no serious violations of either the Telecommunications Act or the FCC's rules and regulations by the licensee; and (iii) there have been no other violations, which taken together would constitute a pattern of abuse. At the time an application is made for renewal of a television license, parties in interest may file petitions to deny, and such parties, including members of the public, may comment upon the service the station has provided during the preceding license term and urge denial of the application. If the FCC finds that the licensee has failed to meet the above-mentioned requirements, it could deny the renewal application or grant a conditional approval, including renewal for a lesser term. The FCC will not consider competing applications contemporaneously with a renewal application. Only after denying a renewal application can the FCC accept and consider competing applications for the license. Although in substantially all cases broadcast licenses are renewed by the FCC even when petitions to deny or competing applications are filed against broadcast license renewal applications, there can be no assurance that the Company's stations' licenses will be renewed. The Company is not aware of any facts or circumstances that could prevent the renewal of the licenses for its stations at the end of their respective license terms.

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

     On a local basis, FCC rules currently allow an individual or entity to have an attributable interest in only one television station in a market. In addition, FCC rules and the Telecommunications Act generally prohibit an individual or entity from having an attributable interest in a television station and a radio station, daily newspaper or cable television system that is located in the same local market area served by the television station. Proposals currently before the FCC could substantially alter these standards. For example, in a pending rulemaking proceeding, the FCC suggested narrowing the geographic scope of the local television cross-ownership rule (the so-called "duopoly rule") from Grade B to Grade A contours for stations in adjacent markets and possibly permitting some two-station combinations within certain markets. The FCC has also proposed eliminating the TV-radio cross-ownership restriction (the so-called "one-to-a-market" rule) entirely or at least exempting larger markets. In addition, the FCC is seeking comment on issues of control and attribution with respect to local marketing agreements entered into by television stations. It is unlikely that this rulemaking will be concluded until late 1999 or later, and there can be no assurance that any of these rules will be changed or what will be the effect of any such change.

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

     In January 1995, the FCC released a Notice of Proposed Rule Making ("NPRM") designed to permit a "thorough review of [its] broadcast media attribution rules." Among the issues on which comment was sought are (i) whether to change the voting stock attribution benchmarks from five percent to 10% and, for passive investors, from 10% to 20%; (ii) whether there are any circumstances in which non-voting stock interests, which are currently considered non-attributable, should be considered attributable; (iii) whether the FCC should eliminate its single majority stockholder exception (pursuant to which voting interests in excess of five percent are not considered cognizable if a single majority stockholder owns more than 50% of the voting power); (iv) whether to relax insulation standards for business development companies and other widely-held limited partnerships; (v) how to treat limited liability companies and other new business forms for attribution purposes; (vi) whether to eliminate or codify the cross-interest policy; and (vii) whether to adopt a new policy which would consider whether multiple "cross interests" or other significant business relationships (such as time brokerage agreements, debt relationships or holdings of nonattributable interests), which individually do not raise concerns, raise issues with respect to diversity and competition. At this time, the Company is unable to predict when this inquiry will be completed and there can be no assurance that any of these standards will be changed. Should the attribution rules be changed, the Company is unable to predict what, if any, effect it would have on the Company or its activities. To the best of the Company's knowledge, no officer, director or five percent stockholder of the Company currently holds an attributable interest in another television station, radio station, cable television system or daily newspaper that is inconsistent with the FCC's ownership rules and policies or with ownership by the Company of its stations.

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

     RECENT DEVELOPMENTS. Congress has recently enacted legislation and the FCC currently has under consideration or is implementing new regulations and policies regarding a wide variety of matters that could affect, directly or indirectly, the operation and ownership of the Company's broadcast properties. In addition to the proposed changes noted above, such matters include, for example, the license renewal process (particularly the weight to be given to the expectancy of renewal for an incumbent broadcast licensee and the criteria to be applied in deciding contested renewal applications), spectrum use fees, political advertising rates, potential advertising restrictions on the advertising of certain products (hard liquor), the rules and policies to be applied in enforcing the FCC's equal employment opportunity regulations, cable carriage of digital television signals, viewing of distant network signals by direct broadcast satellite services, and the standards to govern evaluation of television programming directed toward children and violent and indecent programming (including the possible requirement of what is commonly referred to as the "v-chip," which would permit parents to program television sets so that certain programming would not be accessible by children). Other matters that could affect the Company's broadcast properties include technological innovations and developments generally affecting competition in the mass communications industry, such as the recent initiation of direct broadcast satellite service, and the continued establishment of wireless cable systems and low power television stations.

     The FCC presently is seeking comment on its policies designed to increase minority ownership of mass media facilities. Congress also recently enacted legislation that eliminated the minority tax certificate program of the FCC, which gave favorable tax treatment to entities selling broadcast stations to entities controlled by an ethnic minority. In addition, a recent federal appeals court decision has cast doubt upon the continued validity of many of the FCC's programs designed to increase minority employment in the broadcast industry.

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

     The signal carriage, or "must carry," provisions of the 1992 Cable Act require cable operators to carry the signals of local commercial and non-commercial television stations and certain low power television stations. Systems with 12 or fewer usable activated channels and more than 300 subscribers must carry the signals of at least three local commercial television stations. A cable system with more than 12 usable activated channels, regardless of the number of subscribers, must carry the signals of all local commercial television stations, up to one-third of the aggregate number of usable activated channels of such system. The 1992 Cable Act also includes a retransmission consent provision that prohibits cable operators and other multi-channel video programming distributors from carrying broadcast stations without obtaining their consent in certain circumstances. The "must carry" and retransmission consent provisions are related in that a local television broadcaster, on a cable system-by-cable-system basis, must make a choice once every three years whether to proceed under the "must carry" rules or to waive that right to mandatory but uncompensated carriage and negotiate a grant of retransmission consent to permit the cable system to carry the station's signal, in most cases in exchange for some form of consideration from the cable operator. Cable systems must obtain retransmission consent to carry all distant commercial stations other than certain "super stations" delivered via satellite.

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

     DIGITAL TELEVISION SERVICE. The FCC has proposed the adoption of rules for implementing advanced television ("DTV") service in the United States. Implementation of digital DTV will improve the technical quality of television signals receivable by viewers and will provide broadcasters the flexibility to offer new services, including high-definition television ("HDTV"), simultaneous broadcasting of multiple programs of standard definition television ("SDTV") and data broadcasting.

     The FCC must adopt DTV service rules and a table of DTV allotments before broadcasters can provide these services enabled by the new technology. On July 28, 1995, the FCC announced the issuance of a NPRM to invite comment on a broad range of issues related to the implementation of DTV, particularly the transition to digital broadcasting. The FCC announced that the anticipated role of digital broadcasting will cause it to revisit certain decisions made in an earlier order. The FCC also announced that broadcasters will be allowed greater flexibility in responding to market demand by transmitting a mix of HDTV, SDTV and perhaps other services. In February 1998, the FCC acted on numerous petitions for reconsideration and issued a new table of allotments that expands the channels (2-51) available for permanent digital broadcasting operations.

     The Telecommunications Act directs the FCC, if it issues licenses for DTV, to limit the initial eligibility for such licenses to incumbent broadcast licensees. It also authorizes the FCC to adopt regulations that would permit broadcasters to use such spectrum for ancillary or supplementary services. The FCC will assign all existing television licensees a second channel on which to provide DTV simultaneously with their current NTSC service. It is possible after a period of years that broadcasters would be required to cease NTSC operations, return the NTSC channel to the FCC, and broadcast only with the newer digital technology. Some members of Congress have advocated authorizing the FCC to auction either NTSC or DTV channels; however, the Telecommunications Act allows the FCC to determine when such licenses will be returned and how to allocate returned spectrum.

     Under certain circumstances, conversion to DTV operations would reduce a station's geographical coverage area but the majority of stations will obtain service areas that match or exceed the limits of existing operations. Due to additional equipment costs, implementation of DTV will impose some near-term financial burdens on television stations providing the service. At the same time, there is a potential for increased revenues to be derived from DTV, partially from operations or expanded channel capacity through multicasting. Although the Company believes the FCC will authorize DTV in the United States, The Company cannot predict precisely the overall effect the transition to DTV might have on the Company's business.

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

PAGING AND SMR

     FEDERAL REGULATION. The Company's paging and SMR operations, acquired by the Company in September 1996, are subject to regulation by the FCC under the Communications Act. The FCC has granted the Company licenses to use the radio frequencies necessary to conduct its paging and SMR operations. Licenses issued by the FCC to the Company set forth the technical parameters, such as signal strength and tower height, under which the Company is authorized to use those frequencies.

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

     Pursuant to Congressional mandate, the FCC has adopted rules regarding the award of site-by-site and market area license authorizations by competitive bidding. Pursuant to those rules, the FCC may award licenses for new or existing services by auction, as done with the 800 MHz and 900 MHz SMR bands, and as it has proposed to do so with the paging services. Accordingly, there can be no assurance that the Company will be able to procure additional spectrum, or expand its existing paging and SMR networks into new service areas.

     The winner of the geographic area license has the right to use a certain frequency or block of frequencies throughout the licensed service area, may construct and operate its transmitters in its authorized service area without prior FCC approval, provided that the construction of the transmitter would not constitute a major environmental action under the FCC rules. The market area licensee is required, however, to protect incumbent licensees from the potential for harmful co-channel interference. The FCC has completed auctions to license various radio services on a market area basis including the first phase of the 800 MHz trunked SMR auction, which concluded in December 1997. In these auctions, successful bidders have made significant auction payments in order to obtain spectrum. The Company was the high bidder for the Tallahassee, Florida; Albany and Columbus, Georgia and Auburn, Alabama Economic Area Markets. The Company has received grants of its market area licenses. The FCC has conditioned the continued validity of these licenses on the Company meeting certain coverage benchmarks, which the Company believes will be attained. In this regard, the Company enterd into an asset purchase agreement with Nextel South Corporation (Nextel) for the purchase and sale of its 800MHz geographic area licenses covering the Tallahassee, Florida; Albany and Columbus, Georgia Economic Areas. Prior FCC consent to the proposed transaction is required before the Company may consumate the sale to Nextel. The Company anticipates that it will obtain the FCC's consent to the transaction in the normal course, although it is possible a competitor could file a protest against the transaction. In the event a protest is filed, any grant of the FCC's consent would be delayed, or could possibly be withheld.

     With respect to its paging operations, the Company may choose to participate in the market area licensing auctions for the paging services. The first such auction, for the 900 MHz paging band is tentatively scheduled for calendar year 1999. The lower paging bands, e.g., the exclusive 150 Mhz frequencies on which the Company is licensed, are likely to be the subject of market area licensing auctions in calendar year 2000. There is no assurance that the Company will be able to successfully bid on its existing frequencies; however, the market area licensee will be required to protect the Company and any other incumbent licensees from the potential for harmful co-channel interference.

EMPLOYEES

     As of March 11, 1999, the Company had 1,233 full-time employees, of which 757 were employees of the Company's stations, 393 were employees of the Company's publications, 70 were employees of the Company's paging operations and 13 were corporate and administrative personnel. None of the Company's employees are represented by unions. The Company believes that its relations with its employees are satisfactory.

ITEM 2.  PROPERTIES

     The Company's principal executive offices are located at 4370 Peachtree Road, NE, Atlanta, Georgia, 30319.

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

TELEVISION BROADCASTING

  Station/Approximate                             Owned or
   Property Location              Use              Leased    Approximate Size    Expiration of Lease
-------------------------------------------------------------------------------- --------------------
WKYT
    Lexington, KY       Office, studio and         Owned     34,500 sq. ft.             --
                        transmission tower site              building on 20
                                                             acres

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

WRDW
    North Augusta, SC   Office and studio          Owned     17,000 sq. ft.             --
                        Transmission tower site    Owned     143 acres                  --

WJHG
    Panama City, FL     Office and studio          Owned     14,000 sq. ft.             --
    Youngstown, FL      Transmission tower site    Owned     17 acres                   --

WVLT
    Knoxville, TN       Office and studio          Owned     18,000 sq. ft.             --
                        Transmission tower site    Leased    Tower space          Month to Month

WCTV
    Tallahassee, FL     Office and studio          Owned     20,000 sq. ft. on
                                                   Leased    37 acres               Dec. 2014
    Metcalf, GA         Transmission tower site    Leased    182 acres              Nov. 1999

WEAU
    Eau Claire, WI      Office and studio          Owned     16,116 sq. ft. of          --
                                                             buildings on 2
                                                             acres
    Township of         Transmitter building       Owned     2,304 sq. ft.              --
      Fairchild, WI     & Transmission tower site            building on 6
                                                             acres

  Station/Approximate                             Owned or
   Property Location              Use              Leased     Approximate Size  Expiration of Lease
--------------------------------------------------------------------------------------------------
KOLN
    Beaver Crossing, NE Transmission tower site    Owned     120 acres                 --
    Lincoln, NE         Office and studio          Owned     28,044 sq. ft.            --
                                                             building on 5
                                                             acres
    Bradshaw, NE        Transmission tower site    Owned     8 acres                   --

 KGIN
    Heartwell, NE       Transmission tower site    Owned     71 acres                  --
    Grand Island, NE    Office and studio          Leased    5,153 sq. ft.          Dec. 1999

WITN
    Washington, NC      Office and studio          Owned     19,600 sq. ft.            --
    Grifton, NC         Transmitter building       Owned     4,190 sq. ft.             --
    Grifton, NC         Transmission tower site    Leased    9 acres                Jan. 2000

Lynqx Communications
    Baton Rouge, LA     Office and repair site     Leased    6,800 sq. ft.          Dec. 1999
    Tallahassee, FL     Office                     Owned     1,000 sq. ft.             --


PUBLISHING

      Approximate                                 Owned or
   Property Location              Use              Leased     Approximate Size  Expiration of Lease
--------------------------------------------------------------------------------------------------

The Albany Herald
    Publishing Company,
    Inc.
    Albany, GA          Offices, printing          Owned     83,000 sq. ft.            --
                        press and production
                        facility for The
                        Albany Herald
                        Publishing Company,
                        Inc.

The Rockdale Citizen
    Publishing Company
    Conyers, GA         Offices for The            Owned     20,000 sq. ft.            --
                        Rockdale Citizen

    Conyers, GA         Offices, printing          Leased    20,000 sq. ft.         May 2002
                        press and production
                        facility for The
                        Rockdale Citizen  and
                        the Gwinnett Daily
                        Post

    Lawrenceville, GA   Offices for the            Leased    11,000 sq. ft.         Nov. 1999
                        Gwinnett Daily Post



PAGING

      Approximate                                 Owned or
   Property Location              Use              Leased     Approximate Size    Expiration of
                                                                                      Lease
--------------------------------------------------------------------------------------------------

Albany, GA                   Sales Office          Leased    1,500 sq. ft.      May 2001

Columbus, GA                 Sales Office          Leased    1,000 sq. ft.      July 2001
    Macon Road #2            Sales Office          Leased    1,200 sq. ft.      Jan. 2001
    Veterans Parkway         Sales Office          Leased    300 sq. ft.        Month to Month
    Cross Co.                Sales Office          Leased    1,374 sq. ft.      June 2002
    Lumpkin Road             Sales Office          Leased    2,800 sq. ft.      May 2002

Dothan, AL                   Sales Office          Leased    800 sq. ft.        Feb. 2000

Macon, GA                    Sales Office          Leased    1,260 sq. ft.      July 1999

Tallahassee, FL              Sales Office          Leased    1,800 sq. ft.      Sept. 2000

Tallahassee, FL               General and          Leased    2,400 sq. ft.      Mar. 2002
                         Administrative Office

Thomasville, GA              Sales Office          Leased    300 sq. ft.        May 2000

Valdosta, GA                 Sales Office          Leased    800 sq. ft.        Oct. 2000

Panama City, FL              Sales Office          Leased    1,050 sq. ft.      Jan. 2001

Gainesville, FL              Sales Office          Leased    1,100 sq. ft.      Oct. 2000

Orlando, FL                  Sales Office          Leased    2,000 sq. ft.      Apr. 2001

Melbourne, FL                Sales Office          Leased    960 sq. ft.        Sept. 2001

Kissimmee, FL                Sales Office          Leased    840 sq. ft.        Nov. 2001

Tampa, FL                    Sales Office          Leased    300 sq. ft.        Month to month

Lakeland, FL                 Sales Office          Leased    300 sq. ft.        Month to month

     The paging operations also lease space on various towers in Florida, Georgia and Alabama. These tower leases have expiration dates ranging from 1999 to 2002.

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

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     Since June 30, 1995, the Company's Class A Common Stock, no par value, (the "Class A Common Stock') has been listed and traded on The New York Stock Exchange (the "NYSE") under the symbol "GCS." Since September 24, 1996, the date of its initial issuance, the Company's Class B Common Stock, no par value, (the "Class B Common Stock") has also been listed and traded on the NYSE under the symbol "GCS.B". The following table sets forth the high and low sale prices of the Class A Common Stock and Class B Common Stock as well as the cash dividend declared for the periods indicated. The high and low sales prices of the Class A Common Stock and the Class B Common Stock are as reported by the NYSE. On August 20, 1998, the Board of Directors declared a 50% stock dividend, payable on September 30, 1998, to stockholders of record of the Class A Common Stock and Class B Common Stock on September 16, 1998. This stock dividend effected a three for two stock split. All applicable share and per share data have been adjusted to give effect to the stock split.

                         CLASS A COMMON STOCK              CLASS B COMMON STOCK
                    -------------------------------------------------------------------
                                          CASH                              CASH
                                          DIVIDENDS                         DIVIDENDS
                                          DECLARED                          DECLARED
                      HIGH       LOW      PER SHARE     HIGH        LOW     PER SHARE
                    --------------------- ---------------------- ----------------------
FISCAL 1998
    First Quarter    $19.67     $16.00      $0.013     $19.33      $15.75     $0.013
    Second Quarter    21.75      19.33       0.013      20.58       19.00      0.013
    Third Quarter     22.00      18.83       0.013      21.50       16.54      0.013
    Fourth Quarter    19.00      16.63       0.020      16.63       12.50      0.020

FISCAL 1997
    First Quarter    $13.83     $11.75      $0.013     $13.00      $10.92     $0.013
    Second Quarter    14.96      11.17       0.013      13.92       10.25      0.013
    Third Quarter     17.08      13.54       0.013      17.00       12.58      0.013
    Fourth Quarter    18.58      16.67       0.013      17.42       16.04      0.013

     As of March 11, 1999, the Company had 6,832,042 outstanding shares of Class A Common Stock held by 1,111 stockholders and 5,125,465 outstanding shares of Class B Common Stock held by 951 stockholders. The number of stockholders includes stockholders of record and individual participants in security position listings as furnished to the Company pursuant to Rule 17Ad-8 under the Exchange Act.

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

ITEM 6.  SELECTED FINANCIAL DATA

     Set forth below are certain selected historical consolidated financial data of the Company. This information should be read in conjunction with the Audited Consolidated Financial Statements of the Company and related notes thereto appearing elsewhere herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations-Results of Operations of the Company." The selected consolidated financial data for, and as of the end of, each of the years in the five-year period ended December 31, 1998, are derived from the Audited Consolidated Financial Statements of the Company and its subsidiaries. Also see pro forma data for the Busse-WALB Transactions, WITN Acquisition, the GulfLink Acquisition, the First American Acquisition, the Augusta Acquisition and the KTVE Sale in Note B to the Company's Audited Consolidated Financial Statements included elsewhere herein.

                                                       YEAR ENDED DECEMBER 31,
                                         -------------------------------------------------------
                                         1998(1)      1997(2)    1996 (3)   1995 (4)     1994
                                         --------------------------------------------------------
                                                 (IN THOUSANDS EXCEPT PER SHARE DATA)
STATEMENTS OF OPERATIONS DATA
Revenues                                 $128,890    $103,548    $79,305     $ 58,616    $36,518
Operating income (5)                       24,927      20,730     16,079        6,860      6,276
Income (loss) from continuing operations   41,659      (1,402)     5,678          931      2,766
Income (loss) from continuing operations
    available to common stockholders       40,342      (2,812)     5,302          931      2,766
Income (loss) from continuing operations
   available to common stockholders
   per common share (6)(7):
          Basic                              3.38       (0.24)      0.65         0.14       0.39
          Diluted                            3.25       (0.24)      0.62         0.14       0.39
Cash dividends per common share (6)(7)    $  0.06     $  0.05    $  0.05       $ 0.05    $  0.05

BALANCE SHEET DATA (AT END OF PERIOD):
Total assets                             $468,974   $ 345,051   $298,664      $78,240    $68,789
Long-term debt (including current
  portion)                                270,655     227,076    173,368       54,324     52,940
Total stockholders' equity               $126,703    $ 92,295    $95,226      $ 8,986    $ 5,001

(1) The financial data reflects the operating results of the Busse-WALB Transactions, which were completed on July 31, 1998, as of their respective acquisition dates. See Note B to the Company's Audited Consolidated Financial Statements included elsewhere herein.

(2) The financial data reflects the operating results of the WITN Acquisition and the GulfLink Acquisition, which were completed in 1997, as of their respective acquisition dates. See Note B to the Company's Audited Consolidated Financial Statements included elsewhere herein.

(3) The financial data reflects the operating results of the Augusta Acquisition and the First American Acquisition, as well as the KTVE Sale, all of which were completed in 1996, as of their respective acquisition, or disposition dates. The Company also incurred an extraordinary charge in connection with the early extinguishment of debt. See Notes B and C to the Company's Audited Consolidated Financial Statements included elsewhere herein.

(4) The financial data reflects the operating results of the acquisition of The Gwinnett Daily Post in January 1995.

(5) Operating income excludes gain on disposition of television stations of $70.6 million recognized for the exchange of WALB in 1998 and $5.7 million recognized for the sale of KTVE in 1996.

(6) On August 20, 1998, the Company's Board of Directors declared a 50% stock dividend, payable on September 30, 1998, to stockholders of record of the Class A Common Stock and Class B Common Stock on September 16, 1998. This stock dividend effected a three for two stock split. All applicable share and per share data have been adjusted to give effect to the stock split.

(7) On August 17, 1995, the Company's Board of Directors authorized a 50% stock dividend on the Company's Class A Common Stock payable October 2, 1995 to stockholders of record on September 8, 1995 to effect a three for two stock split. All applicable share and per share data have been adjusted to give effect to the stock split.

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

     On July 31, 1998, the Company completed the purchase of all of the outstanding capital stock of Busse Broadcasting Corporation ("Busse"). The purchase price was $120.5 million less the accreted value of Busse's 11 5/8% Senior Secured Notes due 2000 ("Busse Senior Notes"). The purchase price of the capital stock consisted of the contractual purchase price of $112.0 million, associated transaction costs of $2.9 million and Busse's cash and cash equivalents of $5.6 million. Immediately following the acquisition of Busse, the Company exercised its right to satisfy and discharge the Busse Senior Notes, effectively prefunding the Busse Senior Notes at the October 15, 1998 call price of 106 plus accrued interest. The amount necessary to satisfy and discharge the Busse Senior Notes was approximately $69.9 million. Based on the preliminary allocation of the purchase price, the excess of the purchase price over the fair value of net tangible assets acquired was approximately $122.8 million.

     Immediately prior to the Company's acquisition of Busse, Cosmos Broadcasting Corporation acquired the assets of WEAU-TV ("WEAU") from Busse and exchanged them for the assets of WALB-TV, Inc. ("WALB"), the Company's NBC affiliate in Albany, Georgia. In exchange for the assets of WALB, the Company received the assets of WEAU, which were valued at $66.0 million, and approximately $12.0 million in cash for a total value of $78.0 million. The Company recognized a pre-tax gain of approximately $70.6 million and estimated deferred income taxes of approximately $27.5 million in connection with the exchange of WALB. The Company funded the remaining costs of the acquisition of Busse's capital stock through its $200.0 million bank loan agreement (the "Senior Credit Facility"). The transactions described above are referred to herein as the "Busse-WALB Transactions."

     On August 1, 1997 the Company purchased substantially all of the assets of WITN-TV ("WITN"), the NBC affiliate in the Greenville-New Bern-Washington, North Carolina market (the "WITN Acquisition"). The WITN Acquisition purchase price of approximately $41.7 million consisted of $40.7 million cash, $600,000 in acquisition related costs and approximately $400,000 in liabilities that were assumed by the Company. On April 24, 1997, the Company purchased all of the issued and outstanding common stock of GulfLink Communications, Inc. (the "GulfLink Acquisition"), which is in the transportable satellite uplink business, a business in which the Company was already engaged. The GulfLink Acquisition purchase price of approximately $5.2 million consisted of $4.1 million cash, $127,000 in acquisition related costs and approximately $1.0 million in liabilities that were assumed by the Company. During 1998, the Company consolidated all of its transportable satellite uplink operations under the name Lynqx Communications, Inc.

     In September 1996, the Company acquired substantially all of the assets of WKXT-TV ("WKXT"), WCTV-TV ("WCTV"), a satellite uplink and production services business and a communications and paging business (the "First American Acquisition"). The purchase price of approximately $183.9 million consisted of $175.5 million cash, $1.8 million in acquisition related costs and the assumption of approximately $6.6 million of liabilities. Subsequent to the First American Acquisition, the Company rebranded WKXT with the call letters WVLT ("WVLT"). On January 4, 1996, the Company purchased substantially all of the assets of WRDW-TV (the "Augusta Acquisition"). The purchase price of approximately $37.2 million included assumed liabilities of approximately $1.3 million. The First

American Acquisition and the Augusta Acquisition are collectively referred to as the "1996 Acquisitions."

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

     As a result of these acquisitions, the proportion of the Company's revenues derived from television broadcasting has increased significantly. The Company anticipates that the proportion of the Company's revenues derived from television broadcasting will increase further as a result of the completed acquisitions. As a result of the higher operating margins associated with the Company's television broadcasting operations, the profit contribution of these operations as a percentage of revenues, has exceeded, and is expected to continue to exceed, the profit contributions of the Company's publishing and paging operations. Set forth below, for the periods indicated, is certain information concerning the relative contributions of the Company's television broadcasting, publishing and paging operations (dollars in thousands).

                                       YEAR ENDED DECEMBER 31,
                     -------------------------------------------------------------
                           1998                 1997                 1996
                     ------------------- -------------------- --------------------
                                PERCENT             PERCENT              PERCENT
                      AMOUNT    OF TOTAL   AMOUNT   OF TOTAL    AMOUNT   OF TOTAL
                     ---------- -------- --------- ---------- ---------- ---------
BROADCASTING
Revenues               $91,007    70.6%     $72,300    69.8%   $54,981    69.3%
Operating income(1)     23,327    83.1%      19,309    82.9%    16,989    84.0%

PUBLISHING
Revenues               $29,330    22.8%     $24,536    23.7%   $22,845    28.8%
Operating income(1)      3,579    12.8%       2,810    12.1%     3,167    15.7%

PAGING
Revenues               $ 8,553     6.6%     $ 6,712     6.5%   $ 1,479     1.9%
Operating income(1)      1,161     4.1%       1,181     5.0%        71     0.3%

(1) Represents income before miscellaneous income (expense), allocation of corporate overhead, interest expense, income taxes and extraordinary charge. Operating income excludes gain on disposition of television stations of $70.6 million recognized for the exchange of WALB in 1998 and $5.7 million recognized for the KTVE Sale in 1996.

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

     Most broadcast advertising contracts are short-term, and generally run only for a few weeks. Approximately 52% of the gross revenues of the Company's television stations for the year ended December 31, 1998, were generated from local advertising, which is sold primarily by a station's sales staff directly to local accounts, and the remainder represented primarily by national advertising, which is sold by a station's national advertising sales representative. The stations generally pay commissions to advertising agencies on local, regional and national advertising and the stations also pay commissions to the national sales representative on national advertising.

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

     The following table sets forth certain operating data for the broadcast, publishing and paging operations for the years ended December 31, 1998, 1997 and 1996 (in thousands).

                                                     YEAR ENDED DECEMBER 31,
                                              ----------------------------------
                                               1998         1997         1996
                                              ----------------------------------

Operating income (1)                          $24,927      $20,730      $16,079
Add:
     Amortization of program license rights     4,251        3,501        2,743
     Depreciation and amortization             18,117       14,519        7,663
     Corporate overhead                         3,063        2,528        3,219
     Non-cash compensation and contribution
        to 401(k) plan, paid in Common Stock      476          412        1,125
Less:
     Payments for program license liabilities  (4,210)      (3,629)      (2,877)
                                              -------      -------      -------
Media Cash Flow (2)                           $46,624      $38,061      $27,952
                                              =======      =======      =======

(1) Operating income excludes gain on disposition of television stations of $70.6 million recognized for the exchange of WALB in 1998 and $5.7 million recognized for the KTVE Sale in 1996.

(2) Of Media Cash Flow, $38.4 million, $30.5 million and $22.6 million was attributable to the Company's broadcasting operations in 1998, 1997 and 1996, respectively; $5.2 million, $4.9 million and $5.0 million was attributable to the Company's publishing operations in 1998, 1997 and 1996, respectively; and $3.0 million, $2.7 million and $401,000 was attributable to the Company's paging operations in 1998, 1997 and 1996, respectively.

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

CASH FLOW PROVIDED BY (USED IN) OPERATING, INVESTING AND FINANCING ACTIVITIES

     The following table sets forth certain cash flow data for the Company for the years ended December 31, 1998, 1997 and 1996 (in thousands).

                                       YEAR ENDED DECEMBER 31,
                                 --------------------------------------
                                    1998         1997         1996
                                 --------------------------------------
Cash flows provided by (used in)
  Operating activities           $  20,074    $   9,744   $   12,092
  Investing activities             (55,299)     (57,498)    (205,068)
  Financing activities              34,744       49,071      193,467

BROADCASTING, PUBLISHING AND PAGING REVENUES

     As discussed in the INTRODUCTION, the Company exchanged the assets of WALB for the assets of WEAU and acquired Busse which included KOLN-TV("KOLN") and KGIN-TV ("KGIN") during 1998. The Company completed the WITN Acquisition and the GulfLink Acquisition during 1997. WEAU, KOLN and KGIN are collectively referred to as the "Busse Stations." Set forth below are the principal types of broadcasting, publishing and paging revenues earned by the Company's television stations, publishing and paging operations for the periods indicated and the percentage contribution of each of the Company's total broadcasting, publishing and paging revenues, respectively (dollars in thousands):

                                                 YEAR ENDED DECEMBER 31,
                             -------------------------------------------------------------
                                   1998                 1997                 1996
                             ------------------- -------------------- --------------------
                              AMOUNT      %        AMOUNT      %        AMOUNT      %
                             --------- --------- ---------- --------- ---------- ---------
BROADCASTING
Net Revenues:
    Local                     $ 47,258   36.7%     $ 40,486   39.1%      $30,046   37.9%
    National                    23,824   18.5%       21,563   20.8%       15,611   19.7%
    Network compensation         5,549    4.3%        4,977    4.8%        3,661    4.6%
    Political                    7,876    6.1%          137    0.1%        3,612    4.6%
    Production and other         6,500    5.0%        5,137    5.0%        2,051    2.5%
                              -------- ------      -------- ------       ------- ------
                              $ 91,007   70.6%     $ 72,300   69.8%      $54,981   69.3%
                              ======== ======      ======== ======       ======= ======
PUBLISHING
Revenues:
    Retail                    $ 14,159   11.0%     $ 11,936   11.5%      $11,090   14.0%
    Classifieds                  9,106    7.1%        7,344    7.1%        6,150    7.8%
    Circulation                  5,315    4.1%        4,779    4.6%        4,271    5.4%
    Other                          750    0.6%          477    0.5%        1,334    1.6%
                               -------  -----       -------  -----       -------  -----
                              $ 29,330   22.8%     $ 24,536   23.7%      $22,845   28.8%
                               =======  =====       =======  =====       =======  =====
PAGING
Revenues:
    Paging lease, sales and
      service                 $  8,553    6.6%     $  6,712    6.5%      $ 1,479    1.9%
                              ========  =====      ========  =====       =======  =====

TOTAL                         $128,890  100.0%     $103,548  100.0%      $79,305  100.0%
                              ========  =====      ========  =====       =======  =====

YEAR ENDED DECEMBER 31, 1998 TO YEAR ENDED DECEMBER 31, 1997

     REVENUES. Total revenues for the year ended December 31, 1998 increased $25.3 million, or 24.5%, over the same period of the prior year, from $103.5 million to $128.9 million. This increase was primarily attributable to the net effect of (i) increased revenues resulting from the acquisition of the Busse Stations and the WITN Acquisition, (ii) increased political revenue, (iii) increased publishing revenues and (iv) increased paging revenues partially offset by decreased revenues resulting from the disposition of WALB.

     Broadcast net revenues increased $18.7 million, or 25.9%, over the same period of the prior year, to $91.0 million from $72.3 million. The acquisition of the Busse Stations and the WITN Acquisition accounted for $9.3 million and $5.5 million of the broadcast net revenue increase, respectively. On a pro forma basis, assuming the Busse-WALB Transactions had been effective on January 1, 1997, broadcast net revenues for the Busse Stations for the year ended December 31, 1998, increased $1.9 million, or 10.1%, over the same period of the prior year, to $20.9 million from $19.0 million. On a pro forma basis, assuming the WITN Acquisition had been effective on January 1, 1997, broadcast net revenues for WITN for the year ended December 31, 1998 increased $939,000, or 12.0%, over the same period of the prior year, to $8.8 million from $7.8 million. Broadcast net revenues, excluding the acquisition of the Busse Stations, the WITN Acquisition and the GulfLink Acquisition and excluding the operating results of WALB, increased $6.1 million, or 10.6%, over the same period of the prior year, to $63.6 million from $57.5 million. This increase was due primarily to an increase in political advertising revenue of $5.4 million. The disposition of WALB resulted in a decrease in net broadcast revenue of approximately $3.3 million.

     Publishing revenues increased $4.8 million, or 19.5%, over the same period of the prior year, to $29.3 million from $24.5 million. The increase in publishing revenues was due primarily to an increase in retail advertising, classified advertising, circulation and other revenue of $2.2 million, $1.8 million, $536,000 and $273,000, respectively. The increase in retail advertising and classified advertising revenue was due primarily to linage increases.

     Paging revenue increased $1.8 million or 27.4%, over the same period of the prior year, to $8.6 million from $6.7 million. The increase was attributable primarily to an increase in the number of pagers in service. The Company had approximately 86,000 pagers and 67,000 pagers in service at December 31, 1998 and 1997, respectively.

     OPERATING EXPENSES. Operating expenses for the year ended December 31, 1998 increased $21.1 million, or 25.5%, over the same period of the prior year, to $104.0 million from $82.8 million, due primarily to the acquisition of the Busse Stations, the WITN Acquisition, increased expenses at the Company's existing television stations (exclusive of the Busse Stations and WALB) and the expense associated with the increase in circulation at the Gwinnett Daily Post. The acquisition of the Busse Stations, the WITN Acquisition, increased expenses at existing television stations and the cost associated with the increase in circulation at the Gwinnett Daily Post accounted for $4.1 million, $3.4 million, $4.1 million and $4.1 million (exclusive of depreciation and amortization), respectively, of the operating expense increase. The increase in operating expenses was partially offset by the disposition of WALB which reduced operating expenses by approximately $1.5 million.

     Broadcast expenses increased $11.0 million, or 26.2%, over the year ended December 31, 1998, to $53.0 million from $42.0 million. The acquisition of the Busse Stations and the WITN Acquisition accounted for $4.1 million and $3.4 million of the broadcast expenses increase, respectively. On a pro forma basis, assuming the Busse-WALB Transactions had been effective on January 1, 1997, broadcast expenses for the Busse Stations for the year ended December 31, 1998, increased $802,000, or 9.2%, over the same period of the prior year, to $9.5 million from $8.7 million. On a pro forma basis, assuming the WITN Acquisition had been effective on January 1, 1997, broadcast expenses for WITN for the year ended December 31, 1998 increased $668,000, or 14.5%, over the same period of the prior year, to $5.3 million from $4.6 million. Broadcast expenses, excluding the acquisition of the Busse Stations, the WITN Acquisition and the GulfLink Acquisition and excluding the operating results of WALB, increased $4.1 million, or 11.9%, over the same period of the prior year, to $38.6 million from $34.4 million. This increase was due primarily to an increase in payroll expense and other expenses of $2.6 million and $1.3 million, respectively. The increase in broadcast expenses was partially offset by the disposition of WALB which reduced broadcast expenses by approximately $1.5 million.

     Publishing expenses for the year ended December 31, 1998 increased $4.4 million, or 22.5%, from the same period of the prior year, to $24.2 million from $19.8 million. This increase resulted primarily from an increase in the expense associated with the increase in circulation at the Gwinnett Daily Post to

64,000 at December 31, 1998 from 49,000 at December 31, 1997.

     Paging expenses increased $1.6 million or 38.7%, over the same period of the prior year, to $5.6 million from $4.1 million. The increase was attributable primarily to an increase in payroll and other costs associated with an increase in the number of pagers in service.

     Corporate and administrative expenses increased $535,000 or 21.1%, over the same period of the prior year, to $3.1 million from $2.5 million. This increase was primarily attributable to increased payroll expense.

     DEPRECIATION AND AMORTIZATION. Depreciation of property and equipment and amortization of intangible assets was $18.1 million for the year ended December 31, 1998, as compared to $14.5 million for the same period of the prior year, an increase of $3.6 million, or 24.8%. This increase was primarily the result of higher depreciation and amortization costs resulting from the WITN Acquisition and the acquisition of the Busse Stations.

     GAIN ON DISPOSITION OF TELEVISION STATIONS. The Company recognized a pre-tax gain of approximately $70.6 million and estimated deferred income taxes of approximately $27.5 million in connection with the exchange of WALB.

     INTEREST EXPENSE. Interest expense increased $3.6 million, or 16.4%, to $25.5 million for the year ended December 31, 1998 from $21.9 million for the year ended December 31, 1997. This increase was attributable primarily to increased levels of debt resulting from the financing of the acquisition of the Busse Stations and the WITN Acquisition.

     INCOME TAX EXPENSE (BENEFIT). Income tax expense for the year ended December 31, 1998 primarily reflects the provision of approximately $27.5 million of deferred income taxes recognized in conjunction with the exchange of WALB.

     NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS. Net income available to common stockholders of the Company was $40.3 million for the year ended December 31, 1998, as compared with a net loss available to common stockholders of $2.8 million for the same period of the prior year, reflecting the $43.1 million gain net of related tax provisions on the exchange of WALB.

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

     OPERATING EXPENSES. Operating expenses for the year ended December 31, 1997, increased $19.6 million, or 31.0%, over the year ended December 31, 1996, from $63.2 million to $82.8 million. This increase was attributable to the net effect of (i) increased expenses resulting from the WITN Acquisition, the GulfLink Acquisition and the First American Acquisition, (ii) increased publishing expenses, (iii) decreased broadcast expense of the Company (excluding the WITN Acquisition, the GulfLink Acquisition, the First American Acquisition and the effects of the KTVE Sale), (iv) decreased expenses resulting from the KTVE Sale and (v) decreased non-cash compensation. The net increase in operating expenses (exclusive of depreciation and amortization) due to the WITN Acquisition, the GulfLink Acquisition and the First American Acquisition less the effects of the KTVE Sale was $13.7 million.

     Broadcast expenses increased $9.5 million, or 29.4%, over the prior year, from approximately $32.4 million to approximately $42.0 million. The increase was attributable primarily to the WITN Acquisition, the GulfLink Acquisition and the First American Acquisition partially offset by the KTVE Sale. The First American Acquisition, the WITN Acquisition and the GulfLink Acquisition accounted for $9.9 million, $1.9 million and $1.2 million, respectively, of the broadcast expense increase. On a pro forma basis, assuming the First American Acquisition had been effective on January 1, 1996, broadcast expense for the First American Acquisition for the year ended December 31, 1997, increased $1.2 million, or 9.8%, over the year ended December 31, 1996, from $12.2 million to $13.4 million. On a pro forma basis, assuming the WITN Acquisition had been effective on January 1, 1996, broadcast expense for the WITN Acquisition for the year ended December 31, 1997, decreased $200,000, or 4.2%, over the year ended

December 31, 1996, from $4.8 million to $4.6 million. The KTVE Sale resulted in a decrease in broadcast expenses of $2.2 million. Broadcast expenses, excluding the results of the WITN Acquisition, the GulfLink Acquisition and the First American Acquisition and the KTVE Sale, decreased $1.3 million, or 4.9%, as a result of lower payroll and other costs.

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

     Paging expenses increased $3.0 million, or 275.8%, over the prior year, from $1.1 million to $4.1 million primarily due to the First American Acquisition. On a pro forma basis, assuming the First American Acquisition had been effective January 1, 1996, paging expenses for the year ended December 31, 1997, increased $220,000, or 5.7%, over the year ended December 31, 1996, from $3.8 million to $4.1 million. This increase was attributable primarily to increased payroll expenses.

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

     GAIN ON DISPOSITION OF TELEVISION STATIONS. During 1996, the Company recognized a pre-tax gain of approximately $5.7 million as a result of the KTVE Sale.

     INTEREST EXPENSE. Interest expense increased $10.2 million, or 87.0%, from $11.7 million for the year ended December 31, 1996, to $21.9 million for the year ended December 31, 1997. This increase was attributable primarily to increased levels of debt resulting from the financing of the WITN Acquisition, the GulfLink Acquisition and the First American Acquisition.

     INCOME TAX EXPENSE (BENEFIT). Income tax expense for the year ended December 31, 1996 primarily reflects the provision of approximately $2.8 million of income taxes recognized in conjunction with the KTVE Sale.

     EXTRAORDINARY CHARGE: An extraordinary charge of $5.3 million ($3.2 million after taxes) was recorded for the year ended December 31, 1996, in connection with the early retirement of the Company's former bank credit facility and the $25.0 million senior secured note with an institutional investor.

     NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS. Net loss available to common stockholders for the Company was $2.8 million for the year ended December 31, 1997, compared with net income available to common stockholders of $2.1 million for the year ended December 31, 1996, a decrease of $4.9 million, or 231.2%.

INTEREST RATE RISK

     Based on the Company's floating rate debt outstanding at December 31, 1998, a 100 basis point increase in market rates would increase interest expense and decrease income before income taxes by approximately $1.1 million. The amount was determined by calculating the effect of the hypothetical interest rate on the Company's floating rate debt.

     The fair market value of long-term fixed interest rate debt is also subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of the Company's total long-term fixed rate debt at December 31, 1998 was approximately $170.4 million which exceeded its carrying value by approximately $10.4 million. A hypothetical 100 basis point decrease in the prevailing interest rates at December 31, 1998 would result in an increase in fair value of total long-term debt by approximately $7.0 million. Fair market values are determined from quoted market prices where available or based on estimates made by the investment bankers.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital was $10.2 million and $10.1 million at December 31, 1998, and 1997, respectively. The Company's cash provided from operations was $20.1 million, $9.7 million and $12.1 million in 1998, 1997 and 1996, respectively. Management believes that current cash balances, cash flows from operations and the available funds under its Senior Credit Facility will be adequate to provide for the Company's capital expenditures, debt service, cash dividends and working capital requirements. The agreement pursuant to which the Senior Credit Facility was issued contains certain restrictive provisions, which, among other things, limit additional indebtedness and require minimum levels of cash flows. Additionally, the effective interest rate of the Senior Credit Facility can be changed based upon the Company's maintenance of certain operating ratios as defined by the Senior Credit Facility, not to exceed the lender's prime rate plus 0.5% or LIBOR plus 2.25%. The Company's 10 5/8 % Senior Subordinated Notes due 2006 contain restrictive provisions similar to the provisions of the Senior Credit Facility. The amount borrowed by the Company and the amount available to the Company under the Senior Credit Facility at December 31, 1998, was $109.5 million and $90.5 million, respectively.

     The Company's cash used in investing activities was $55.3 million, $57.5 million and $205.1 million in 1998, 1997 and 1996, respectively. The amount of cash used in 1998 resulted primarily from the acquisition of Busse partially offset by the exchange of WALB. The decrease of $147.6 million from 1996 to 1997 was primarily due to the net impact of the WITN Acquisition and the GulfLink Acquisition in 1997 offset by the 1996 Acquisitions in 1996.

     The Company was provided $34.7 million, $49.1 million and $193.5 million in cash by financing activities in 1998, 1997 and 1996, respectively. In 1998, net cash provided by financing activities resulted primarily from borrowings on long-term debt (net of repayments) of $43.5 million partially offset by redemptions of preferred stock of $7.6 million. In 1997, the decrease in cash provided by financing activities resulted primarily from the funding obtained for the 1996 Acquisitions in 1996 partially offset by the borrowings for the WITN Acquisition and the GulfLink Acquisition, purchase of treasury stock and increased payments on long-term debt in 1997. The cash provided in 1996 resulted primarily from (i) the issuance of $160.0 million principal amount of 10 5/8 % Senior Subordinated Notes due 2006, (ii) borrowings under the Company's revolving credit agreements,
(iii) public sale of Class B Common Stock and (iv) the private placement of preferred stock, partially offset by the repayment of certain long-term debt and the purchase of Class B Common Stock by the Company.

     During 1998, 1997 and 1996, the Company purchased 30,750 Class A Common Stock Shares, 259,350 Class A Common Stock shares and 258,450 Class B Common Stock shares, respectively. The 1998, 1997 and 1996 treasury shares were purchased at prevailing market prices with an average effective price of $18.95, $13.33 and $10.60 per share, respectively.

     Effective July 31, 1998, the Senior Credit Facility was modified to increase the committed credit limit of $125.0 million to $200.0 million. This modification also allows for an additional uncommitted $100.0 million in available credit which is in addition to the committed $200.0 million credit limit. This $100.0 million in uncommitted available credit can be borrowed by the Company only after approval of the bank consortium. The modification also extended the maturity date from June 30, 2004 to June 30, 2005. The modification required a one-time fee of approximately $750,000.

     As discussed in the INTRODUCTION, on July 31, 1998, the Company completed the Busse-WALB Transactions. These transactions resulted in a net increase in long-term debt of approximately $43.4 million. At December 31, 1998, the Company had approximately $109.5 million borrowed under the Senior Credit Facility with approximately $90.5 million available under the agreement. The interest rate on the balance outstanding was based on Prime and a spread over LIBOR of 1.75%.

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

     The Company regularly enters into program contracts for the right to broadcast television programs produced by others and program commitments for the right to broadcast programs in the future. Such programming commitments are generally made to replace expiring or canceled program rights. Payments under such contracts are made in cash or the concession of advertising spots for the program provider to resell, or a combination of both. At December 31, 1998, payments on program license liabilities due in 1999, which will be paid with cash from operations, were approximately $4.6 million.

     In 1998, the Company made $9.3 million in capital expenditures, relating primarily to the broadcasting and publishing operations, and paid $4.2 million for program broadcast rights. The Company anticipates making $10.0 million in capital expenditures in 1999.

     In connection with the First American Acquisition, the Federal Communications Commission (the "FCC") ordered the Company to divest itself of WALB and WJHG-TV ("WJHG") by March 31, 1997 to comply with regulations governing common ownership of television stations with overlapping service areas. The FCC is currently reexamining these regulations, and if it revises them in accordance with the interim policy it has adopted, divestiture of WJHG would not be required. Accordingly, the Company requested and in July of 1997 received an extension of the divestiture deadline with regard to WJHG conditioned upon the outcome of the rulemaking proceedings. It can not be determined when the FCC will complete its rulemaking on this subject. On July 31, 1998, the assets of WALB were exchanged for the assets of WEAU. This exchange transaction satisfied the FCC's divestiture requirement for WALB.

     The Company and its subsidiaries file a consolidated federal income tax return and such state or local tax returns as are required. As of December 31, 1998, the Company anticipates that it will generate taxable operating losses for the foreseeable future.

     Management does not believe that inflation in past years has had a significant impact on the Company's results of operations nor is inflation expected to have a significant effect upon the Company's business in the near future.

     On March 1, 1999, the Company acquired substantially all of the assets of THE GOSHEN NEWS from News Printing Company, Inc. and affiliates thereof, for aggregate cash consideration of approximately $16.7 million including a non-compete agreement. THE GOSHEN NEWS is a 17,000 circulation afternoon newspaper published Monday through Saturday and serves Goshen, Indiana and surrounding areas. The Company funded this acquisition through its Senior Credit Facility.

     On January 28, 1999, Bull Run Corporation ("Bull Run"), a principal stockholder of the Company, acquired 301,119 shares of the outstanding common stock of Sarkes Tarzian, Inc. ("Tarzian") from the Estate of Mary Tarzian (the "Estate") for $10.0 million. The acquired shares (the "Tarzian Shares") represent 33.5% of the total outstanding common stock of Tarzian (both in terms of the number of shares of common stock outstanding and in terms of voting rights), but such investment represents 73% of the equity of Tarzian for purposes of dividends as well as distributions in the event of any liquidation, dissolution or other termination of Tarzian. Tarzian has filed a complaint in the United States District Court for the Southern District of Indiana, claiming that it had a binding contract with the Estate to purchase the Tarzian Shares from the Estate prior to Bull Run's purchase of the shares, and requests judgment providing that the Estate be required to sell the Tarzian Shares to Tarzian. Bull Run believes that a binding contract between Tarzian and the Estate did not exist, prior to Bull Run's purchase of the Tarzian Shares from the Estate, and in any case, Bull Run's purchase agreement with the Estate provides that in the event that a court of competent jurisdiction awards title to the Tarzian Shares to a person or entity other than Bull Run, the purchase agreement is rescinded and the Estate is required to pay Bull Run the full $10.0 million purchase price, plus interest. Tarzian owns and operates two television stations and four radio stations: WRCB-TV Channel 3 in Chattanooga, Tennessee, an NBC affiliate; KTVN-TV Channel 2 in Reno, Nevada, a CBS affiliate; WGCL-AM and WTTS-FM in Bloomington, Indiana; and WAJI-FM and WLDE-FM in Fort Wayne, Indiana. The Chattanooga and Reno markets rank as the 87th and the 108th largest television markets in the United States, respectively, as ranked by A. C. Nielsen Company.

     The Company has executed an option agreement with Bull Run, whereby the Company has the option of acquiring the Tarzian investment from Bull Run. Upon exercise of the option, the Company will pay Bull Run an amount equal to Bull Run's purchase price for the Tarzian investment and related costs. The option agreement currently expires on May 31, 1999; however, the Company may extend the option period at an established fee. In connection with the option agreement, the Company granted to Bull Run warrants to purchase up to 100,000 shares of the Company's Class B Common Stock at $13.625 per share. The warrants vest immediately upon the Company's exercise of its option to purchase the Tarzian investment. Neither Bull Run's investment nor the Company's potential investment is presently attributable under the ownership rules of the FCC. If the Company successfully exercises the option agreement, the Company plans to fund the acquisition through its Senior Credit Facility.

YEAR 2000 ISSUE

     The problems created by systems that are unable to interpret dates accurately after December 31, 1999 is referred to as the "Year 2000 Issue." Many software programs have historically categorized the "year" in a two-digit format rather than a four-digit format. As a result, those computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. The Year 2000 Issue creates potential risks for the Company, including potential problems in the Company's Information Technology ("IT") and non-IT systems. The Year 2000 Issue could cause a system failure, miscalculations or disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. The Company may also be exposed to risks from third parties who fail to adequately address their own Year 2000 Issue.

     The Company has implemented a multiphase program designed to address the Year 2000 Issue. Each phase of this program and its state of completion is described below:

        ASSESSMENT: This phase of the program includes the identification of the Company's IT and non-IT systems. After these systems have been identified, they are evaluated to determine whether they will correctly recognize dates after December 31, 1999 ("Year 2000 Compliant"). If it is determined that they are not Year 2000 Compliant, they are replaced or modified in the REMEDIATION phase of the program. The majority of the Company's systems are non-proprietary. The Company is in the process of obtaining from each system vendor a written or oral representation as to each significant system's status of compliance. The Company has commenced an ongoing process of contacting suppliers and other key third parties to assess their Year 2000 Compliance status. It appears that all of these third parties are currently Year 2000 Compliant or they plan to be Year 2000 Compliant prior to December 31, 1999. This phase is substantially complete and the Company has identified the majority of the systems that need to be replaced.

        REMEDIATION: For those systems which are not Year 2000 Compliant, a plan is derived to make the systems Year 2000 Compliant. These solutions have included modification or replacement of existing systems. The REMEDIATION phase is approximately 50% complete.

        TESTING: Test remediated systems to assure normal function when placed in their original operating environment and further test for Year 2000 Compliance. The TESTING phase of the program is approximately 25% complete and the Company anticipates that it will be completed by September 30, 1999.

        CONTINGENCY: As a result of the Company's Year 2000 Compliance program, the Company does not believe that it has significant risk resulting from this issue. However, the Company is in the process of developing contingency plans for the possibility that one of its systems or one of a third party's systems may not be Year 2000 Compliant. The Company believes that the most reasonable likely worst case scenario is a temporary loss of functionality at one or more of the Company's operating units. In the unlikely event that this were to occur, the Company would experience decreased revenue and slightly higher operating costs at the affected location. However, due to the decentralized nature of the Company's operations, it is not likely that all locations would be affected by a single non-functioning system.

     The Company does not presently believe that the estimated total Year 2000 project cost will exceed $750,000. Most of this cost will be realized over the estimated useful lives of the new hardware and software; however, any third party consulting fees would be expensed in the period the services are rendered. To date, the Company has identified several minor systems that are not Year 2000 Compliant and these systems are in the process of being replaced. However, the Company has not incurred significant expenses associated with the Year 2000 Issue. As of December 31, 1998, no IT projects have been deferred due to the Company's efforts related to the Year 2000 Issue.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Response to this item is included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                       PAGE
                                                                                       ----
Audited Consolidated Financial Statements of Gray Communications Systems, Inc.

     Report of Independent  Auditors ...................................................45

     Consolidated  Balance  Sheets at December 31, 1998 and 1997 .......................46

     Consolidated Statements of Operations for the years ended December 31, 1998,
          1997  and 1996 ...............................................................48

     Consolidated Statements of Stockholders' Equity for the years ended December 31,
        1998, 1997  and 1996 ...........................................................49

     Consolidated Statements of Cash Flows for the years ended December 31, 1998,
        1997 and 1996 ..................................................................51

     Notes to Consolidated  Financial Statements .......................................52

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors and Stockholders
Gray Communications Systems, Inc.

     We have audited the accompanying consolidated balance sheets of Gray Communications Systems, Inc., as of December 31, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gray Communications Systems, Inc., at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.



                                            Ernst & Young LLP

Atlanta, Georgia
January 26, 1999

                        GRAY COMMUNICATIONS SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                        DECEMBER 31,
                                                               --------------------------------
                                                                    1998            1997
                                                               --------------------------------
ASSETS
Current assets:
     Cash and cash equivalents                                    $ 1,886,723     $ 2,367,300
     Trade accounts receivable, less allowance for doubtful
         accounts of $1,212,000 and  $1,253,000, respectively      22,859,119      19,527,316
     Recoverable income taxes                                       1,725,535       2,132,284
     Inventories                                                    1,191,284         846,891
     Current portion of program broadcast rights                    3,226,359       2,850,023
     Other current assets                                             741,007         968,180
                                                               --------------  --------------
Total current assets                                               31,630,027      28,691,994

Property and equipment (NOTES B AND C):
     Land                                                           2,196,021         889,696
     Buildings and improvements                                    12,812,112      11,951,700
     Equipment                                                     65,226,835      52,899,547
                                                               --------------  --------------
                                                                   80,234,968      65,740,943
     Allowance for depreciation                                   (28,463,460)    (23,635,256)
                                                               --------------  --------------
                                                                   51,771,508      42,105,687

Other assets:
     Deferred loan costs (NOTE C)                                   8,235,432       8,521,356
     Goodwill and other intangibles (NOTE B)                      376,014,972     263,425,447
     Other                                                          1,322,483       2,306,143
                                                               --------------  --------------
                                                                  385,572,887     274,252,946
                                                               --------------  --------------

                                                                 $468,974,422    $345,050,627
                                                               ==============  ==============

                        GRAY COMMUNICATIONS SYSTEMS, INC.
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                                        DECEMBER 31,
                                                               --------------------------------
                                                                    1998            1997
                                                               --------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Trade accounts payable (includes $880,000 and $850,000
         payable to Bull Run Corporation, respectively)           $ 2,540,770     $ 3,321,903
     Employee compensation and benefits                             5,195,777       3,239,694
     Accrued expenses                                               1,903,226       2,265,725
     Accrued interest                                               5,608,134       4,533,366
     Current portion of program broadcast obligations               3,070,598       2,876,060
     Deferred revenue                                               2,632,564       1,966,166
     Current portion of long-term debt                                430,000         400,000
                                                               --------------  --------------
Total current liabilities                                          21,381,069      18,602,914

Long-term debt (NOTES B AND C)                                    270,225,255     226,676,377

Other long-term liabilities:
     Program broadcast obligations, less current portion              735,594         617,107
     Supplemental employee benefits (NOTE D)                        1,128,204       1,161,218
     Deferred income taxes (NOTE G)                                44,147,642       1,203,847
     Other acquisition related liabilities (NOTE B)                 4,653,788       4,494,016
                                                               --------------  --------------
                                                                   50,665,228       7,476,188
Commitments and contingencies (NOTES B, C AND I)

Stockholders' equity (NOTES B, C AND E)
     Serial Preferred Stock, no par value; authorized
      20,000,000 shares; issued and outstanding 1,350 and
      2,060 shares, respectively ($13,500,000 and $20,600,000
      aggregate liquidation value, respectively)                   13,500,000      20,600,000
     Class A Common Stock, no par value; authorized 15,000,000
      shares; issued 7,961,574 shares, respectively                10,683,709      10,358,031
     Class B Common Stock, no par value; authorized 15,000,000
      shares; issued 5,273,046 shares, respectively                66,792,385      66,397,804
     Retained earnings                                             45,737,601       6,603,191
                                                               --------------  --------------
                                                                  136,713,695     103,959,026
   Treasury Stock at cost, Class A Common, 1,129,532 and
      1,172,882 shares, respectively                               (8,578,682)     (9,011,369)
   Treasury Stock at cost, Class B Common, 135,080 and 250,185
      shares, respectively                                         (1,432,143)     (2,652,509)
                                                               --------------  --------------
                                                                  126,702,870      92,295,148
                                                               --------------  --------------
                                                                 $468,974,422    $345,050,627
                                                               ==============  ==============

See accompanying notes.

                        GRAY COMMUNCIATIONS SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             YEAR ENDED DECEMBER 31,
                                                    -------------------------------------------
                                                        1998          1997           1996
                                                    ---------------------------- --------------
Operating revenues:
     Broadcasting (less agency commissions)         $ 91,006,506  $ 72,300,105    $54,981,317
     Publishing                                       29,330,080    24,536,348     22,845,274
     Paging                                            8,552,936     6,711,426      1,478,608
                                                    ------------  ------------    -----------
                                                     128,889,522   103,547,879     79,305,199
Expenses:
     Broadcasting                                     52,967,142    41,966,493     32,438,405
     Publishing                                       24,197,169    19,753,387     17,949,064
     Paging                                            5,618,421     4,051,359      1,077,667
     Corporate and administrative                      3,062,995     2,528,461      3,218,610
     Depreciation                                      9,690,757     7,800,217      4,077,696
     Amortization of intangible assets                 8,425,821     6,718,302      3,584,845
     Non-cash compensation paid in common stock
       (NOTE D)                                              -0-           -0-        880,000
                                                    ------------  ------------    -----------
                                                     103,962,305    82,818,219     63,226,287
                                                    ------------  ------------    -----------
                                                      24,927,217    20,729,660     16,078,912
Gain on disposition of television stations (net of
   $780,000 paid to Bull Run Corporation in 1998)
   (NOTE B)                                           70,572,128           -0-      5,671,323
Miscellaneous income and (expense), net                 (241,522)      (30,851)        33,259
                                                    ------------  ------------    -----------
                                                      95,257,823    20,698,809     21,783,494
Interest expense                                      25,454,476    21,861,267     11,689,053
                                                    ------------  ------------    -----------

                   INCOME (LOSS) BEFORE INCOME TAXES
                            AND EXTRAORDINARY CHARGE  69,803,347    (1,162,458)    10,094,441
Federal and state income taxes (NOTE G)               28,143,981       240,000      4,416,000
                                                    ------------  ------------    -----------
                                INCOME (LOSS) BEFORE
                                EXTRAORDINARY CHARGE  41,659,366    (1,402,458)     5,678,441
Extraordinary  charge on extinguishment of debt, net
of applicable  income tax  benefit  of  $2,157,000
(NOTE C)                                                     -0-           -0-      3,158,960
                                                    ------------  ------------    -----------
                                   NET INCOME (LOSS)  41,659,366    (1,402,458)     2,519,481
Preferred dividends (NOTE E)                           1,317,830     1,409,690        376,849
                                                    ------------  ------------    -----------
                      NET INCOME (LOSS) AVAILABLE TO
                                 COMMON STOCKHOLDERS $40,341,536    (2,812,148)    $2,142,632
                                                     ===========    ==========     ==========

Average outstanding common shares-basic               11,922,852    11,852,546      8,097,654
Stock compensation awards                                481,443           -0-        340,668
                                                    ------------  ------------    -----------
Average outstanding common shares-diluted             12,404,295    11,852,546      8,438,322
                                                     ===========    ==========     ==========
Basic earnings per common share:
     Income (loss) before extraordinary charge
     available to common stockholders                  $    3.38         (0.24)      $   0.65
     Extraordinary charge                                    -0-           -0-          (0.39)
                                                    ------------  ------------    -----------
                      NET INCOME (LOSS) AVAILABLE TO
                                 COMMON STOCKHOLDERS   $    3.38     $   (0.24)      $   0.26
                                                     ===========    ==========     ==========
Diluted earnings per common share:
     Income (loss) before extraordinary charge
     available to common stockholders                  $    3.25         (0.24)      $   0.62
     Extraordinary charge                                    -0-           -0-          (0.37)
                                                    ------------  ------------    -----------
                      NET INCOME (LOSS) AVAILABLE TO
                                 COMMON STOCKHOLDERS   $    3.25     $   (0.24)      $   0.25
                                                     ===========    ==========     ==========

See accompanying notes.

                              GRAY COMMUNICATIONS SYSTEMS, INC.
                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                  GRAY COMMUNICATIONS SYSTEMS, INC.
                                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                           CLASS A                   CLASS B
                                             PREFERRED STOCK             COMMON STOCK              COMMON STOCK          RETAINED
                                          SHARES        AMOUNT       SHARES       AMOUNT       SHARES       AMOUNT       EARNINGS
                                        ---------------------------------------------------- ----------- ------------- -------------
Balance at December 31, 1995                    -0-       $    -0-   7,624,134  $ 6,795,976         -0-      $    -0-    $ 8,827,906
Net Income                                      -0-            -0-         -0-          -0-         -0-           -0-      2,519,481
Common Stock Cash Dividends:
     Class A ($0.05 per share)                  -0-            -0-         -0-          -0-         -0-           -0-      (357,598)
     Class B ($0.01 per share)                  -0-            -0-         -0-          -0-         -0-           -0-       (69,000)
Purchase of Class B Common Stock
     (NOTE E)                                   -0-            -0-         -0-          -0-         -0-           -0-            -0-
Issuance of Class A Common Stock
     (NOTES E, F AND H):
     401(k) Plan                                -0-            -0-      19,837      262,426         -0-           -0-            -0-
     Directors' Stock Plan                      -0-            -0-      33,750      228,749         -0-           -0-            -0-
     Non-qualified Stock Plan                   -0-            -0-      55,275      358,417         -0-           -0-            -0-
Preferred Stock Dividends                       -0-            -0-         -0-          -0-         -0-           -0-      (376,849)
Issuance of Class A Common Stock
     Warrants (NOTES B AND E)                   -0-            -0-         -0-    2,600,000         -0-           -0-            -0-
Issuance of Series A Preferred Stock in
     exchange for Subordinated Note
     (NOTES B AND E)                          1,000     10,000,000         -0-  (2,383,333)         -0-           -0-            -0-
Issuance of Series B Preferred Stock
     (NOTES B AND E)                          1,000     10,000,000         -0-          -0-         -0-           -0-            -0-
Issuance of Class B Common Stock, net
      of expenses (NOTES B AND E)               -0-            -0-         -0-          -0-   5,250,000    66,065,762            -0-
Income tax benefits relating to stock
      plans                                     -0-            -0-         -0-      132,000         -0-           -0-            -0-
                                        ---------------------------------------------------- ----------- ------------- -------------
Balance at December 31, 1996                  2,000     20,000,000   7,732,996    7,994,235   5,250,000    66,065,762     10,543,940
Net Loss                                        -0-            -0-         -0-          -0-         -0-           -0-    (1,402,458)
Common Stock Cash Dividends
     ($0.05) per share                          -0-            -0-         -0-          -0-         -0-           -0-      (628,045)
Preferred Stock Dividends                       -0-            -0-         -0-          -0-         -0-           -0-    (1,409,690)
Issuance of Class A Common Stock
     (NOTES E AND F):
     Directors' Stock Plan                      -0-            -0-         752        9,645         -0-           -0-            -0-
     Non-qualified Stock Plan                   -0-            -0-      44,775      317,151         -0-           -0-            -0-
     Stock Award Restricted Stock Plan          -0-            -0-     183,051    1,200,000         -0-           -0-            -0-
Issuance of Class B Common Stock
     (NOTES E AND H):
     401(k) Plan                                -0-            -0-         -0-          -0-      23,046       282,384            -0-
Issuance of Series B Preferred Stock
     (NOTE E)                                    60        600,000         -0-          -0-         -0-           -0-            -0-
Issuance of Treasury Stock
     (NOTES E, F, AND H):
     401(k) Plan                                -0-            -0-         -0-          -0-         -0-        49,658            -0-
     Non-qualified Stock Plan                   -0-            -0-         -0-          -0-         -0-           -0-      (500,556)
Purchase of Class A Common Stock
     (NOTE E)                                   -0-            -0-         -0-          -0-         -0-           -0-            -0-
Income tax benefits relating to stock
     plans                                      -0-            -0-         -0-      837,000         -0-           -0-            -0-
                                        ---------------------------------------------------- ----------- ------------- -------------
Balance at December 31, 1997                  2,060    $20,600,000   7,961,574  $10,358,031   5,273,046   $66,397,804    $ 6,603,191


                                                   CLASS A                   CLASS B
                                                TREASURY STOCK            TREASURY STOCK
                                            SHARES        AMOUNT       SHARES       AMOUNT         TOTAL
                                          ------------ ------------------------- ------------- ---------------
Balance at December 31, 1995                (994,770)   $(6,638,284)        -0-      $    -0-     $8,985,598
Net Income                                        -0-            -0-        -0-           -0-      2,519,481
Common Stock Cash Dividends:
     Class A ($0.05 per share)                    -0-            -0-        -0-           -0-       (357,598)
     Class B ($0.01 per share)                    -0-            -0-        -0-           -0-        (69,000)
Purchase of Class B Common Stock
     (NOTE E)                                     -0-            -0-  (258,450)   (2,740,137)     (2,740,137)
Issuance of Class A Common Stock
     (NOTES E, F AND H):
     401(k) Plan                                  -0-            -0-        -0-           -0-        262,426
     Directors' Stock Plan                        -0-            -0-        -0-           -0-        228,749
     Non-qualified Stock Plan                     -0-            -0-        -0-           -0-        358,417
Preferred Stock Dividends                         -0-            -0-        -0-           -0-       (376,849)
Issuance of Class A Common Stock
     Warrants (NOTES B AND E)                     -0-            -0-        -0-           -0-      2,600,000
Issuance of Series A Preferred Stock in
     exchange for Subordinated Note
     (NOTES B AND E)                              -0-            -0-        -0-           -0-      7,616,667
Issuance of Series B Preferred Stock
     (NOTES B AND E)                              -0-            -0-        -0-           -0-     10,000,000
Issuance of Class B Common Stock, net
      of expenses (NOTES B AND E)                 -0-            -0-        -0-           -0-     66,065,762
Income tax benefits relating to stock
     plans                                        -0-            -0-        -0-           -0-        132,000
                                          ------------ ------------------------- ------------- ---------------
Balance at December 31, 1996                (994,770)    (6,638,284)  (258,450)   (2,740,137)     95,225,516
Net Loss                                          -0-           -0-         -0-           -0-     (1,402,458)
Common Stock Cash Dividends
     ($0.05) per share                            -0-           -0-         -0-           -0-       (628,045)
Preferred Stock Dividends                         -0-           -0-         -0-           -0-     (1,409,690)
Issuance of Class A Common Stock
     (NOTES E AND F):
     Directors' Stock Plan                        -0-           -0-         -0-           -0-          9,645
     Non-qualified Stock Plan                     -0-           -0-         -0-           -0-        317,151
     Stock Award Restricted Stock Plan            -0-           -0-         -0-           -0-      1,200,000
Issuance of Class B Common Stock
     (NOTES E AND H):
     401(k) Plan                                  -0-           -0-         -0-           -0-       282,384
Issuance of Series B Preferred Stock
     (NOTE E)                                     -0-           -0-         -0-           -0-       600,000
Issuance of Treasury Stock
     (NOTES E, F, AND H):
     401(k) Plan                                  -0-           -0-       8,265        87,628       137,286
     Non-qualified Stock Plan                  81,238     1,082,390         -0-           -0-       581,834
Purchase of Class A Common Stock
     (NOTE E)                               (259,350)   (3,455,475)         -0-           -0-    (3,455,475)
Income tax benefits relating to stock
     plans                                        -0-           -0-          -0-          -0-       837,000
                                          ------------ ------------- ----------- ------------- ---------------
Balance at December 31, 1997              (1,172,882)  $(9,011,369)   (250,185)  $(2,652,509)   $92,295,148




See accompanying notes.

                              GRAY COMMUNICATIONS SYSTEMS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)

                                                  GRAY COMMUNICATIONS SYSTEMS, INC.
                                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)

                                                                             CLASS A                   CLASS B
                                           PREFERRED STOCK              COMMON STOCK               COMMON STOCK         RETAINED
                                      --------------------------- -------------------------- -------------------------
                                        SHARES        AMOUNT        SHARES       AMOUNT        SHARES      AMOUNT       EARNINGS
                                      --------------------------- -------------------------- ---------------------------------------
Balance at December 31, 1997               2,060    $20,600,000    7,961,574    $10,358,031   5,273,046   $66,397,804   $6,603,191
Net Income                                    -0-            -0-         -0-            -0-         -0-           -0-   41,659,366
Common Stock Cash Dividends
     ($0.06) per share                        -0-            -0-         -0-            -0-         -0-           -0-     (715,209)
Preferred Stock Dividends                     -0-            -0-         -0-            -0-         -0-           -0-   (1,317,830)
Issuance of Treasury Stock
     (NOTES E, F, AND H):
     401(k) Plan                              -0-            -0-         -0-            -0-         -0-       180,821          -0-
     Directors' Stock Plan                    -0-            -0-         -0-            -0-         -0-        30,652          -0-
     Non-qualified Stock Plan                 -0-            -0-         -0-            -0-         -0-         9,597     (491,917)
Purchase of Class A Common Stock
     (NOTE E)                                 -0-            -0-         -0-            -0-         -0-           -0-          -0-
Issuance of Series B Preferred Stock
     (NOTE E)                                 51        509,384          -0-            -0-         -0-           -0-          -0-
Purchase of Series B Preferred Stock
     (NOTE E)                               (761)    (7,609,384)         -0-            -0-         -0-           -0-          -0-
Income tax benefits relating to stock
plans                                         -0-            -0-         -0-        325,678         -0-       173,511          -0-
                                      --------------------------- -------------------------- ---------------------------------------
Balance at December 31, 1998               1,350    $13,500,000    7,961,574    $10,683,709   5,273,046   $66,792,385  $45,737,601
                                      =========================== ========================== =======================================

                                                  CLASS A                    CLASS B
                                             TREASURY STOCK             TREASURY STOCK
                                       --------------------------- -------------------------
                                          SHARES       AMOUNT        SHARES       AMOUNT        TOTAL
                                       --------------------------- ----------- ------------- ---------------
Balance at December 31, 1997            (1,172,882)  $(9,011,369)   (250,185)  $(2,652,509)   $92,295,148
Net Income                                      -0-           -0-         -0-           -0-    41,659,366
Common Stock Cash Dividends
     ($0.06) per share                          -0-           -0-         -0-           -0-      (715,209)
Preferred Stock Dividends                       -0-           -0-         -0-           -0-    (1,317,830)
Issuance of Treasury Stock
     (NOTES E, F, AND H):
     401(k) Plan                                -0-           -0-      29,305       310,703       491,524
     Directors' Stock Plan                      -0-           -0-      84,300       893,763       924,415
     Non-qualified Stock Plan                74,100     1,015,254       1,500        15,900       548,834
Purchase of Class A Common Stock
     (NOTE E)                              (30,750)     (582,567)         -0-           -0-      (582,567)
Issuance of Series B Preferred Stock
     (NOTE E)                                   -0-           -0-         -0-           -0-       509,384
Purchase of Series B Preferred Stock
     (NOTE E)                                   -0-           -0-         -0-           -0-    (7,609,384)
Income tax benefits relating to stock           -0-           -0-
plans                                                                     -0-           -0-       499,189
                                       --------------------------- ----------- ------------- ---------------
Balance at December 31, 1998            (1,129,532)  $(8,578,682)   (135,080)  $(1,432,143)  $126,702,870
                                       =========================== =========== ============= ===============

See accompanying notes.

                        GRAY COMMUNCIATIONS SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                            YEAR ENDED DECEMBER 31,
                                                                               ----------------------------------------------------
                                                                                   1998              1997               1996
                                                                               --------------- ------------------ -----------------
OPERATING ACTIVITIES
     Net income (loss)                                                          $ 41,659,366       $ (1,402,458)      $ 2,519,481
     Items which did not use (provide) cash:
        Depreciation                                                               9,690,757          7,800,217         4,077,696
        Amortization of intangible assets                                          8,425,821          6,718,302         3,584,845
        Amortization of deferred loan costs                                        1,097,952          1,083,303           270,813
        Amortization of program broadcast rights                                   4,250,714          3,501,330         2,742,712
        Amortization of original issue discount on 8% subordinated note                  -0-                -0-           216,667
        Write-off of loan acquisition costs from early extinguishment of debt            -0-                -0-         1,818,840
        Gain on disposition of television stations                               (70,572,128)               -0-        (5,671,323)
        Payments for program broadcast rights                                     (4,209,811)        (3,629,350)       (2,877,128)
        Compensation paid in Common Stock                                                -0-                -0-           880,000
        Supplemental employee benefits                                              (252,611)          (196,057)         (855,410)
        Common Stock contributed to 401(K) Plan                                      491,524            419,670           262,426
        Deferred income taxes                                                     26,792,795          1,283,000           (44,000)
        Loss on asset sales                                                          332,042            108,998           201,792
       Changes in operating assets and liabilities:
           Trade accounts receivable                                                (302,905)          (369,675)       (1,575,723)
           Recoverable income taxes                                                  406,749           (384,597)         (400,680)
           Inventories                                                              (344,393)          (101,077)          254,952
           Other current assets                                                      342,674           (569,745)          (21,248)
           Trade accounts payable                                                   (797,447)        (2,825,099)        2,256,795
           Employee compensation and benefits                                      1,283,150         (2,848,092)        2,882,379
           Accrued expenses                                                           79,644          1,279,164        (2,936,155)
           Accrued interest                                                        1,074,768           (325,409)        3,794,284
           Deferred revenue                                                          625,149            201,657           710,286
                                                                               --------------- ------------------ -----------------
Net cash provided by operating activities                                         20,073,810          9,744,082        12,092,301

INVESTING ACTIVITIES
     Acquisition of television businesses                                       (122,455,774)       (45,644,942)     (210,944,547)
     Disposition of television business                                           76,440,419                -0-         9,480,699
     Purchases of property and equipment                                          (9,270,623)       (10,371,734)       (3,395,635)
     Proceeds from asset sales                                                       318,697             24,885           174,401
     Deferred acquisition costs                                                          -0-            (89,056)              -0-
     Payments on purchase liabilities                                               (551,917)          (764,658)         (243,985)
     Other                                                                           220,390           (652,907)         (139,029)
                                                                               --------------- ------------------ -----------------
Net cash used in investing activities                                            (55,298,808)       (57,498,412)     (205,068,096)

FINANCING ACTIVITIES
     Proceeds from borrowings on long-term debt                                   90,070,000         75,350,000       238,478,310
     Repayments of  borrowings on long-term debt                                 (46,609,122)       (22,678,127)     (109,434,577)
     Deferred loan costs                                                            (854,235)          (463,397)       (9,410,078)
     Dividends paid                                                               (1,642,709)        (1,428,045)         (426,598)
     Common Stock transactions                                                       499,189          1,163,796           719,166
     Proceeds from equity offering - Class B Common Stock, net of expenses                -0-                -0-       66,065,762
     Proceeds from offering of Series B Preferred Stock                                   -0-                -0-       10,000,000
     Proceeds from settlement of interest rate swap agreement                             -0-                -0-          215,000
     Proceeds from sale of treasury shares                                         1,473,249            581,834               -0-
     Purchase of Class A Common Stock                                               (582,567)        (3,455,475)              -0-
     Purchase of Class B Common Stock                                                     -0-                -0-       (2,740,137)
     Redemption of Preferred Stock                                                (7,609,384)                -0-               -0-
                                                                               --------------- ------------------ -----------------
Net cash provided by financing activities                                         34,744,421         49,070,586       193,466,848
                                                                               --------------- ------------------ -----------------
Increase (decrease) in cash and cash equivalents                                    (480,577)         1,316,256           491,053
Cash and cash equivalents at beginning of year                                     2,367,300          1,051,044           559,991
                                                                               --------------- ------------------ -----------------
Cash and cash equivalents at end of year                                         $ 1,886,723        $ 2,367,300       $ 1,051,044
                                                                               =============== ================== =================

See accompanying notes.

                        GRAY COMMUNICATIONS SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

     The Company's operations, which are located in ten southeastern and midwestern states, include ten television stations, a transportable satellite uplink business, three daily newspapers, a weekly advertising only publication and paging operations.

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

INVENTORIES

     Inventories, principally newsprint and supplies, are stated at the lower of cost or market. The Company uses the last-in, first-out ("LIFO") method of determining costs for substantially all of its inventories. Current cost exceeded the LIFO value of inventories by approximately $13,000 and $15,000 at December 31, 1998, and 1997, respectively.

PROGRAM BROADCAST RIGHTS

     Rights to programs available for broadcast under program license agreements are initially recorded at the beginning of the license period for the amounts of total license fees payable under the license agreements and are charged to operating expense on the basis of total programs available for use on the straight-line method. The portion of the unamortized balance expected to be charged to operating expense in the succeeding year is classified as a current asset, with the remainder classified as a non-current asset. The liability for the license fees payable under the program license agreements is classified as current or long-term, in accordance with the payment terms of the various license agreements. The capitalized costs of the rights are recorded at the lower of unamortized costs or estimated net realizeable value.

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

PROPERTY AND EQUIPMENT (CONTINUED)

improvements and equipment are depreciated over estimated useful lives of approximately 35 years, 10 years and 5 years, respectively.

INTANGIBLE ASSETS

     Intangible assets are stated at cost and are amortized using the straight-line method. Goodwill is amortized over 40 years. Loan acquisition fees are amortized over the life of the applicable indebtedness. Non-compete agreements are amortized over the life of the specific agreement. Accumulated amortization of intangible assets resulting from business acquisitions was $21.2 million and $11.5 million as of December 31, 1998, and 1997, respectively.

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

                        GRAY COMMUNICATIONS SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair value of long-term debt at December 31, 1998, and 1997 exceeded book value by $10.4 million and $13.2 million, respectively. The fair value of the Preferred Stock at December 31, 1998, and 1997 approximates its carrying value at that date. The Company does not anticipate settlement of long-term debt or preferred stock at other than book value.

     The fair value of other financial instruments classified as current assets or liabilities approximates their carrying values due to the short-term maturities of these instruments.

RECLASSIFICATIONS

     Certain amounts in the accompanying consolidated financial statements have been reclassified to conform to the 1998 format.

B.  BUSINESS ACQUISITIONS AND DISPOSITIONS

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

RECENT AND PENDING ACQUISITIONS

     On March 1, 1999, the Company acquired substantially all of the assets of THE GOSHEN NEWS from News Printing Company, Inc. and affiliates thereof, for aggregate cash consideration of approximately $16.7 million including a non-compete agreement. THE GOSHEN NEWS is a 17,000 circulation afternoon newspaper published Monday through Saturday and serves Goshen, Indiana and surrounding areas. The Company financed the acquisition through its $200.0 million bank loan agreement (the "Senior Credit Facility").

     On January 28, 1999, Bull Run Corporation ("Bull Run"), a principal stockholder of the Company, acquired 301,119 shares of the outstanding common stock of Sarkes Tarzian, Inc. ("Tarzian") from the Estate of Mary Tarzian (the "Estate") for $10.0 million. The acquired shares (the "Tarzian Shares") represent 33.5% of the total outstanding common stock of Tarzian (both in terms of the number of shares of common stock outstanding and in terms of voting rights), but such investment represents 73% of the equity of Tarzian for purposes of dividends as well as distributions in the event of any liquidation, dissolution or other termination of Tarzian. Tarzian has filed a complaint in the United States District Court for the Southern District of Indiana, claiming that it had a binding contract with the Estate to purchase the Tarzian Shares from the Estate prior to Bull Run's purchase of the shares, and requests judgment providing that the Estate be required to sell the Tarzian Shares to Tarzian. Bull Run believes that a binding contract between Tarzian and the Estate did not exist, prior to Bull Run's purchase of the Tarzian Shares from the Estate, and in any case, Bull Run's purchase agreement with the Estate provides that in the event that a court of competent jurisdiction awards title to the Tarzian Shares to a person or entity other than Bull Run, the purchase agreement is rescinded and the Estate is required to pay Bull Run the full $10.0 million purchase price, plus interest. Tarzian owns and operates two television stations and four radio stations: WRCB-TV Channel 3 in Chattanooga, Tennessee, an NBC affiliate; KTVN-TV Channel 2 in Reno, Nevada, a CBS affiliate; WGCL-AM and WTTS-FM in Bloomington, Indiana; and WAJI-FM and WLDE-FM in Fort Wayne, Indiana. The Chattanooga and Reno markets rank as the 87th and the 108th largest television markets in the United States, respectively, as ranked by A. C. Nielsen Company.

                        GRAY COMMUNICATIONS SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

 B.  BUSINESS ACQUISITIONS AND DISPOSITIONS (CONTINUED)

RECENT AND PENDING ACQUISITIONS (CONTINUED)

     The Company has executed an option agreement with Bull Run, whereby the Company has the option of acquiring the Tarzian investment from Bull Run. Upon exercise of the option, the Company will pay Bull Run an amount equal to Bull Run's purchase price for the Tarzian investment and related costs. The option agreement currently expires on May 31, 1999; however, the Company may extend the option period at an established fee. In connection with the option agreement, the Company granted to Bull Run warrants to purchase up to 100,000 shares of the Company's Class B Common Stock at $13.625 per share. The warrants vest immediately upon the Company's exercise of its option to purchase the Tarzian investment. Neither Bull Run's investment nor the Company's potential investment is presently attributable under the ownership rules of the Federal Communications Commission ("FCC"). If the Company successfully exercises the option agreement, the Company plans to fund the acquisition through its Senior Credit Facility.

1998 ACQUISITIONS AND DISPOSITION

     On July 31, 1998, the Company completed the purchase of all of the outstanding capital stock of Busse Broadcasting Corporation ("Busse"). The purchase price was $120.5 million less the accreted value of Busse's 11 5/8% Senior Secured Notes due 2000 ("Busse Senior Notes"). The purchase price of the capital stock consisted of the contractual purchase price of $112.0 million, associated transaction costs of $2.9 million and Busse's cash and cash equivalents of $5.6 million. Immediately following the acquisition of Busse, the Company exercised its right to satisfy and discharge the Busse Senior Notes, effectively prefunding the Busse Senior Notes at the October 15, 1998 call price of 106 plus accrued interest. The amount necessary to satisfy and discharge the Busse Senior Notes was approximately $69.9 million. Based on the preliminary allocation of the purchase price, the excess of the purchase price over the fair value of net tangible assets acquired was approximately $122.8 million.

     Immediately prior to the Company's acquisition of Busse, Cosmos Broadcasting Corporation acquired the assets of WEAU-TV ("WEAU") from Busse and exchanged them for the assets of WALB-TV, Inc. ("WALB"), the Company's NBC affiliate in Albany, Georgia. In exchange for the assets of WALB, the Company received the assets of WEAU, which were valued at $66.0 million, and approximately $12.0 million in cash for a total value of $78.0 million. The Company recognized a pre-tax gain of approximately $70.6 million and estimated deferred income taxes of approximately $27.5 million in connection with the exchange of WALB. The Company funded the remaining costs of the acquisition of Busse's capital stock through its Senior Credit Facility.

     As a result of these transactions, the Company added the following television stations to its existing broadcast group: KOLN-TV("KOLN"), the CBS affiliate serving the Lincoln-Hastings-Kearney, Nebraska market; its satellite station KGIN-TV ("KGIN"), the CBS affiliate serving Grand Island, Nebraska; and WEAU, an NBC affiliate serving the La Crosse-Eau Claire, Wisconsin market. These transactions also satisfied the FCC's requirement for the Company to divest itself of WALB. The transactions described above are referred to herein as the "Busse-WALB Transactions."

     The Company's Board of Directors has agreed to pay Bull Run a fee of approximately $2.0 million for services performed in connection with the Busse-WALB Transactions. Of this fee, $1.1 million had been paid to Bull Run and $880,000 remained in accounts payable at December 31, 1998.

     Unaudited pro forma operating data for the years ended December 31 , 1998 and 1997 are presented below and assumes that the Busse-WALB Transactions and the 1997 Broadcasting Acquisitions (as

                        GRAY COMMUNICATIONS SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

B.  BUSINESS ACQUISITIONS AND DISPOSITIONS (CONTINUED)

1998 ACQUISITIONS AND DISPOSITION (CONTINUED)

defined in 1997 ACQUISITIONS) were completed on January 1, 1997. The above described unaudited pro forma operating data excludes a pre-tax gain of approximately $70.6 million and estimated deferred income taxes of approximately $27.5 million in connection with the disposition of WALB.

     This unaudited pro forma operating data does not purport to represent the Company's actual results of operations had the Busse-WALB Transactions and the 1997 Broadcasting Acquisitions been completed on January 1, 1997, and should not serve as a forecast of the Company's operating results for any future periods. The pro forma adjustments are based solely upon certain assumptions that management believes are reasonable under the circumstances at this time. Unaudited pro forma operating data for the years ended December 31, 1998 and 1997, are as follows (in thousands, except per common share data):


                                                                          DECEMBER 31,
                                                                 -------------------------------
                                                                      1998            1997
                                                                 --------------- ---------------
                                                                          (UNAUDITED)
Revenues, net                                                      $  133,661      $  117,981
                                                                   ==========      ==========

Net loss available to common stockholders                        $     (4,562)   $     (6,647)
                                                                 ============    ============

 Loss per share available to common stockholders:
   Basic                                                         $       (0.38)  $       (0.56)
                                                                 =============   =============
   Diluted                                                       $       (0.38)  $       (0.56)
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

1997 ACQUISITIONS

     On August 1, 1997, the Company purchased the assets of WITN-TV ("WITN"). The purchase price of approximately $41.7 million consisted of $40.7 million cash, $600,000 in acquisition related costs, and approximately $400,000 in liabilities which were assumed by the Company. The excess of the purchase price over the fair value of net tangible assets acquired was approximately $37.4 million. The Company funded the costs of this acquisition through its Senior Credit Facility. WITN operates on Channel 7 and is the NBC affiliate in the Greenville-New Bern-Washington, North Carolina market. In connection with the purchase of the assets of WITN ("WITN Acquisition"), the Company paid Bull Run a fee of $400,000 for services performed.

     On April 24, 1997, the Company acquired all of the issued and outstanding common stock of GulfLink Communications, Inc. ("GulfLink") of Baton Rouge, Louisiana. The GulfLink operations included nine transportable satellite uplink trucks. The purchase price of approximately $5.2 million consisted of $4.1 million cash, $127,000 in acquisition related costs, and approximately $1.0 million in liabilities which were assumed by the Company. The excess of the purchase price over the fair value of net tangible assets acquired was approximately $3.6 million. The Company funded the costs of this acquisition through its Senior Credit Facility. In connection with the purchase of the common stock of GulfLink Communications, Inc. (the "GulfLink Acquisition"), the Company paid Bull Run a fee equal to

                        GRAY COMMUNICATIONS SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

B.      BUSINESS ACQUISITIONS AND DISPOSITIONS (CONTINUED)

1997 ACQUISITIONS (CONTINUED)

$58,000 for services performed. The WITN Acquisition and the GulfLink Acquisition are hereinafter referred to as the "1997 Broadcasting Acquisitions."

     Unaudited pro forma operating data for the year ended December 31, 1997, and 1996 are presented below and assumes that the 1997 Broadcasting Acquisitions, the First American Acquisition (as defined in 1996 ACQUISITIONS AND DISPOSITION) and the KTVE Sale (as defined in 1996 ACQUISITIONS AND DISPOSITION) occurred on January 1, 1996.

     This unaudited pro forma operating data does not purport to represent the Company's actual results of operations had these transactions occurred on January 1, 1996, and should not serve as a forecast of the Company's operating results for any future periods. The pro forma adjustments are based solely upon certain assumptions that management believes are reasonable under the circumstances at this time. Unaudited pro forma operating data for the years ended December 31, 1997 and 1996, are as follows (in thousands, except per common share data):

                                                                          DECEMBER 31,
                                                                 -------------------------------
                                                                      1997            1996
                                                                 --------------- ---------------
                                                                          (UNAUDITED)
Revenues, net                                                      $  109,099      $  108,908
                                                                   ==========      ==========

Net loss available to common stockholders                        $     (3,769)   $     (2,397)
                                                                 ============    ============

 Loss per share available to common stockholders:
   Basic                                                         $       (0.32)  $       (0.20)
                                                                 =============   =============
   Diluted                                                       $       (0.32)  $       (0.20)
                                                                 =============   =============

     The pro forma results presented above include adjustments to reflect (i) the incurrence of interest expense to fund the 1997 Broadcasting Acquisitions, and the First American Acquisition (as defined in 1996 ACQUISITIONS AND DISPOSITION), (ii) depreciation and amortization of assets acquired, (iii) the reduction of employee compensation related to severance and vacation compensation for 1996, (iv) the elimination of the corporate expense allocation net of additional accounting and administrative expenses for the WITN Acquisition and the First American Acquisition, (v) increased pension expense for the First American Acquisition, and (vi) the income tax effect of such pro forma adjustments. Average outstanding shares used to calculate pro forma earnings per share data for 1996 include the 5,250,000 Class B Common shares issued in connection with the First American Acquisition.

1996 ACQUISITIONS AND DISPOSITION

     On September 30, 1996, the Company purchased from First American Media, Inc. substantially all of the assets used in the operation of two CBS-affiliated television stations, WCTV-TV ("WCTV") serving Tallahassee, Florida-Thomasville, Georgia and WKXT-TV ("WKXT") in Knoxville, Tennessee, as well as those assets used in the operations of a satellite uplink and production services business and a communications and paging business (the "First American Acquisition"). Subsequent to the First American Acquisition, the Company rebranded WKXT with the call letters WVLT ("WVLT"). The purchase price of approximately $183.9 million consisted of $175.5 million cash, $1.8 million in acquisition related costs, and the assumption of approximately $6.6 million of liabilities. The excess of the purchase price over the fair value of net tangible assets acquired was approximately $160.2 million. The Company paid Bull Run, a fee equal to approximately $1.7 million for services performed in

                        GRAY COMMUNICATIONS SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

B. BUSINESS ACQUISITIONS AND DISPOSITIONS (CONTINUED)

1996 ACQUISITIONS AND DISPOSITION (CONTINUED)

connection with this acquisition.

     The First American Acquisition and the early retirement of the Company's existing bank credit facility and other senior indebtedness, were funded as follows: net proceeds of $66.1 million from the sale of 5,250,000 shares of the Company's Class B Common Stock; net proceeds of $155.2 million from the sale of $160.0 million principal amount of the Company's 10 5/8% Senior Subordinated Notes due 2006; $16.9 million of borrowings under the Senior Credit Facility; and $10.0 million net proceeds from the sale of 1,000 shares of the Company's Series B Preferred Stock with warrants to purchase 750,000 shares of the Company's Class A Common Stock at $16 per share. The shares of Series B Preferred Stock were issued to Bull Run and to J. Mack Robinson, Chairman of the Board of Bull Run and President and Chief Executive Officer of the Company, and certain of his affiliates. The Company obtained an opinion from an investment banker as to the fairness of the terms of the sale of such Series B Preferred Stock with warrants.

     In connection with the First American Acquisition, the FCC ordered the Company to divest itself of WALB in Albany, Georgia and WJHG-TV ("WJHG") in Panama City, Florida by March 31, 1997 to comply with regulations governing common ownership of television stations with overlapping service areas. The FCC is currently reexamining these regulations, and if it revises them in accordance with the interim policy it has adopted, divestiture of WJHG would not be required. Accordingly, the Company requested and in July of 1997 received an extension of the divestiture deadline with regard to WJHG conditioned upon the outcome of the rulemaking proceedings. It can not be determined when the FCC will complete its rulemaking on this subject. On July 31, 1998, the assets of WALB were exchanged for the assets of WEAU. This exchange transaction satisfied the FCC's divestiture requirement for WALB.

     Condensed unaudited balance sheets of WALB and WJHG are as follows (in thousands):


                                                       WALB                     WJHG
                                                   DECEMBER 31,             DECEMBER 31,
                                                                      --------------------------
                                                       1997               1998         1997
                                                   --------------     --------------------------
                                                    (UNAUDITED)              (UNAUDITED)
Current assets                                        $2,379             $1,163       $1,053
Property and equipment                                 1,473              1,323          848
Other assets                                             471                148          346
                                                      ------             ------       ------
     Total assets                                     $4,323             $2,634       $2,247
                                                      ======             ======       ======

Current liabilities                                    $ 994              $ 583        $ 350
Other liabilities                                        215                118          127
Stockholder's equity                                   3,114              1,933        1,770
                                                      ------             ------       ------
     Total liabilities and stockholder's equity       $4,323             $2,634       $2,247
                                                      ======             ======       ======


                        GRAY COMMUNICATIONS SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


B.  BUSINESS ACQUISITIONS AND DISPOSITIONS (CONTINUED)

1996 ACQUISITIONS AND DISPOSITION (CONTINUED)

     Condensed unaudited income statement data of WALB and WJHG are as follows (in thousands):

                                         WALB                              WJHG
                          ---------------------------------------------------------------------
                             SEVEN
                            MONTHS     YEAR ENDED DECEMBER 31,     YEAR ENDED DECEMBER 31,
                             ENDED   ----------------------------------------------------------
                           JULY 31,     1997        1996       1998        1997       1996
                             1998
                          ---------------------------------------------------------------------
                                                      (UNAUDITED)
Broadcasting revenues        $6,773    $10,090     $10,611     $5,057     $4,896      $5,217
Expenses                      3,130      4,770       5,070      4,038      3,757       4,131
                          ---------  ---------   ---------      -----      -----       -----
Operating income              3,643      5,320       5,541      1,019      1,139       1,086
Other income (expense)         (33)          3           7          1         (5)          6
                          ---------  ---------   ---------      -----      -----       -----
Income before income taxes  $ 3,610     $5,323      $5,548     $1,020     $1,134      $1,092
                            =======     ======      ======     ======     ======      ======

Net income                  $ 2,238     $3,295      $3,465      $ 632      $ 737       $ 685
                            =======     ======      ======      =====      =====       =====

     On January 4, 1996, the Company purchased substantially all of the assets of WRDW-TV, a CBS television affiliate serving the Augusta, Georgia television market (the "Augusta Acquisition"). The purchase price of approximately $37.2 million which included assumed liabilities of approximately $1.3 million, was financed primarily through long-term borrowings. The assets acquired consisted of office equipment and broadcasting operations located in North Augusta, South Carolina. The excess of the purchase price over the fair value of net tangible assets acquired was approximately $32.5 million. In connection with the Augusta Acquisition, the Company paid a fee of $360,000 to Bull Run for services performed.

     Funds for the Augusta Acquisition were obtained from the modification of the Company's existing bank debt on January 4, 1996 (the "Bank Loan") to a variable rate reducing revolving credit facility (the "Old Credit Facility") and the sale to Bull Run of an 8% subordinated note due January 3, 2005 in the principal amount of $10.0 million (the "8% Note"). In connection with the sale of the 8% Note, the Company also issued warrants to Bull Run to purchase 731,250 shares of Class A Common Stock at $11.92 per share. Of these warrants, 450,000 vested upon issuance with the remaining warrants vesting in five equal annual installments commencing on the first anniversary of the date of issuance. Approximately $2.6 million of the $10.0 million of proceeds from the 8% Note was allocated to the warrants and increased Class A Common Stock. The Old Credit Facility provided for a credit line up to $54.2 million. This transaction also required a modification of the interest rate of the Company's $25.0 million senior secured note with an institutional investor (the "Senior Note") from 10.08% to 10.7%.

     As part of the financing arrangements for the First American Acquisition, the Old Credit Facility and the Senior Note were retired and the Company issued to Bull Run, in exchange for the 8% Note, 1,000 shares of Series A Preferred Stock. The warrants issued with the 8% Note were retired and the warrants issued with the Series A Preferred Stock will vest in accordance with the same schedule described above provided the Series A Preferred Stock remains outstanding. The Company recorded an extraordinary charge of $5.3 million ($3.2 million after taxes or $0.39 per basic common share and $0.37 per diluted common share for
1996) in connection with the early retirement of the $25.0 million Senior Note and the write-off of loan acquisition costs from the early extinguishment of debt.

     The Company sold the assets of KTVE Inc. (the "KTVE Sale"), its NBC-affiliated television station, in Monroe, Louisiana-El Dorado, Arkansas on August 20, 1996. The sales price included $9.5 million in

                        GRAY COMMUNICATIONS SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

B. BUSINESS ACQUISITIONS AND DISPOSITIONS (CONTINUED)

1996 ACQUISITIONS AND DISPOSITION (CONTINUED)

cash plus the amount of the accounts receivable on the date of closing to the extent collected by the buyer, to be paid to the Company within 150 days following the closing date (approximately $829,000). The Company recognized a pre-tax gain of approximately $5.7 million and estimated income taxes of approximately $2.8 million in connection with the sale.

     Unaudited pro forma operating data for the years ended December 31, 1996 and 1995 is presented below and assumes that the Augusta Acquisition, the First American Acquisition, and the KTVE Sale occurred on January 1, 1995.

     This unaudited pro forma operating data does not purport to represent the Company's actual results of operations had the Augusta Acquisition, the First American Acquisition, and the KTVE Sale occurred on January 1, 1995, and should not serve as a forecast of the Company's operating results for any future periods. The pro forma adjustments are based solely upon certain assumptions that management believes are reasonable under the circumstances at this time. Unaudited pro forma operating data for the years ended December 31, 1996 and 1995, are as follows (in thousands, except per common share data):


                                                                          DECEMBER 31,
                                                                 -------------------------------
                                                                      1996            1995
                                                                 --------------- ---------------
                                                                          (UNAUDITED)
Revenues, net                                                     $    97,540     $    90,637
                                                                  ===========     ===========

Net loss available to common stockholders                        $     (1,388)   $     (6,073)
                                                                 ============    ============

Loss per share available to common stockholders:
   Basic                                                         $      (0.11)  $       (0.51)
                                                                 ============    ============
   Diluted                                                       $      (0.11)  $       (0.51)
                                                                 ============    ============

     The pro forma results presented above include adjustments to reflect (i) the incurrence of interest expense to fund the First American Acquisition and the WRDW Acquisition, (ii) depreciation and amortization of assets acquired,
(iii) the reduction of employee compensation related to severance and vacation compensation for 1996, (iv) the elimination of the corporate expense allocation net of additional accounting and administrative expenses for the First American Acquisition, (v) increased pension expense for the First American Acquisition, and (vi) the income tax effect of such pro forma adjustments. Average outstanding shares used to calculate pro forma earnings per share data for 1996 and 1995 include the 5,250,000 Class B Common shares issued in connection with the First American Acquisition.

C.  LONG-TERM DEBT

     Long-term debt consists of the following (in thousands):

                                                                          DECEMBER 31,
                                                                 -------------------------------
                                                                      1998            1997
                                                                 --------------- ---------------
10 5/8 % Senior Subordinated Notes due 2006                       $   160,000     $   160,000
Senior Credit Facility                                                109,500          65,630
Other                                                                   1,155           1,446
                                                                 --------------  --------------
                                                                      270,655         227,076
                                                                 --------------  --------------
Less current portion                                                     (430)           (400)
                                                                 --------------  --------------
                                                                  $   270,225     $   226,676
                                                                  ===========     ===========

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

     The Senior Credit Facility included scheduled reductions in the $125.0 million credit limit which commenced on March 31, 1997, interest rates based upon a spread over LIBOR and/or the lender's prime rate, an unused commitment fee of 0.50% applied to available funds and a maturity date of June 30, 2003. Effective September 17, 1997, the Senior Credit Facility was modified to reinstate the original credit limit of $125.0 million which had been reduced by the scheduled reductions. The modification also reduced the interest rate spread over LIBOR and/or Prime. The modification also extended the maturity date from June 30, 2003 to June 30, 2004. The modification required a one-time fee of $250,000.

     Effective July 31, 1998, the Senior Credit Facility was modified to increase the committed credit limit from $125.0 million to $200.0 million. This modification also allows for an additional uncommitted $100.0 million in available credit which is in addition to the committed $200.0 million credit limit. This $100.0 million in uncommitted available credit can be borrowed by the Company only after approval of the bank consortium. The modification also extended the maturity date from June 30, 2004 to June 30, 2005. The modification required a one-time fee of approximately $750,000.

     At December 31, 1998, the Company had approximately $109.5 million borrowed under the Senior Credit Facility with approximately $90.5 million available under the agreement. The interest rate on the outstanding balance was based on the lender's prime rate and a spread over LIBOR of 1.75%. Additionally, the effective interest rate of the Senior Credit Facility can be changed based upon the Company's maintenance of certain operating ratios as defined by the Senior Credit Facility, not to exceed the lender's prime rate plus 0.50% or LIBOR plus 2.25%. The effective interest rate on the Senior Credit Facility at December 31, 1998 and 1997 was 7.1% and 7.9%, respectively. The Company is charged a commitment fee on the excess of the aggregate average daily available credit limit less the amount outstanding. At December 31, 1998, the commitment fee was 0.50% per annum.

     The Company's $200.0 million Senior Credit Facility, as amended, is comprised of a term loan (the "Term Commitment") of $100.0 million and a revolving credit facility (the "Revolving Commitment") of $100.0 million.

     As of December 31, 1998, the Company had $9.5 million borrowed under the Senior Credit Facility's Revolving Commitment. The Revolving Commitment will automatically reduce as follows: 10% in 2000, 15% in 2001, 15% in 2002, 20% in 2003, 25% in 1994 and 15% in 2005.

     As of December 31, 1998, the Company had $100.0 million borrowed under the Senior Credit Facility's Term Commitment. The amount outstanding under the Term Commitment will become fixed as of December 30, 1999 and it will be reduced as follows: 2.5% in 1999, 10.0% in 2000, 10.0% in 2001, 17.5% in 2002, 17.5% in
2003, 21.2% in 2004 and 21.3% in 2005.

     The agreement pursuant to which the Senior Credit Facility was issued contains certain restrictive provisions, which, among other things, limit additional indebtedness and require minimum levels of cash flows. The Senior Subordinated Notes also contained similar restrictive provisions as well as limitations on restricted payments.

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

     The Company is a holding company with no material independent assets or operations, other than its investment in its subsidiaries. The aggregate assets, liabilities, earnings and equity of the Subsidiary Guarantors are substantially equivalent to the assets, liabilities, earnings and equity of the Company on a consolidated basis. The Subsidiary Guarantors are, directly or indirectly, wholly-owned subsidiaries of the Company and the Subsidiary Guarantees are full, unconditional and joint and several. All of the current and future direct and indirect subsidiaries of the Company will be guarantors of the Senior Subordinated Notes. Accordingly, separate financial statements and other disclosures of each of the Subsidiary Guarantors are not presented because management has determined that they are not material to investors. The Senior Subordinated Notes and the Senior Credit Facility are secured by substantially all of the Company's existing and hereafter acquired assets.

     Aggregate minimum principal maturities on long-term debt as of December 31, 1998, were as follows (in thousands):

                                    MINIMUM PRINCIPAL
                YEAR                    MATURITIES
           ---------------       -------------------------
                 1999                $        430
                 2000                         330
                 2001                         209
                 2002                          62
                 2003                      27,067
             Thereafter                   242,557
                                     ------------
                                       $  270,655
                                     ============

     The Company made interest payments of approximately $22.9 million, $21.3 million, and $7.6 million during 1998, 1997 and 1996, respectively.

     In the year ended December 31, 1996, the Company recorded an extraordinary charge of $5.3 million ($3.2 million after taxes or $0.39 per basic common share or $0.37 per diluted common share) in connection with the early retirement of the Senior Note and the write-off of unamortized loan acquisition costs of the Senior Note and the Old Credit Facility resulting from the early extinguishment of debt.

D.  SUPPLEMENTAL EMPLOYEE BENEFITS AND OTHER AGREEMENTS

     The Company had an employment agreement with its former President, Ralph W. Gabbard, which provided for an award of 183,051 shares of the Company's Class A Common Stock if his employment with the Company continued until September 1999. Mr. Gabbard died unexpectedly in September 1996. The Company awarded these shares to the estate of Mr. Gabbard. Approximately $880,000 of expense was recorded in 1996.

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

     The following summarizes activity relative to certain officers' agreements and the supplemental employee benefits (in thousands):

                                                           YEAR ENDED DECEMBER 31,
                                                -----------------------------------------------
                                                     1998            1997            1996
                                                ------------  ----------------- ---------------
Beginning liability                                $  1,526        $  3,158        $  2,938
                                                   ---------      ----------      ---------
Provision                                               180             161             918
Forfeitures                                             (61)             -0-             -0-
                                                   --------       ---------       ---------
Net expense                                             119             161             918
Payments                                               (202)         (1,793)           (698)
                                                   --------       ---------       ---------
Net change                                              (83)         (1,632)            220
                                                   --------       ---------       ---------
Ending liability                                      1,443           1,526           3,158
Less current portion                                   (315)           (365)         (1,801)
                                                   --------       ---------       ---------
                                                   $  1,128        $  1,161        $  1,357
                                                   ========       =========       =========

E. STOCKHOLDERS' EQUITY

     During 1996, the Company amended its Articles of Incorporation to increase to 50,000,000 the number of shares of all classes of stock which the Company has the authority to issue, of which, 15,000,000 shares are designated Class A Common Stock, 15,000,000 shares are designated Class B Common Stock, and 20,000,000 shares are designated "blank check" preferred stock for which the Board of Directors has the authority to determine the rights, powers, limitations and restrictions. The rights of the Company's Class A and Class B Common Stock are identical, except that the Class A Common Stock has 10 votes per share and the Class B Common Stock has one vote per share. The Class A and Class B Common Stock receive cash dividends on an equal per share basis.

     As part of the financing for the Augusta Acquisition in 1996, funding was obtained from the 8% Note, which included the issuance of detachable warrants to Bull Run to purchase 731,250 shares of Class A Common Stock at $11.92 per share. Of these warrants 450,000 vested upon issuance, with the remaining warrants vesting in five equal annual installments commencing on the first anniversary of the date of issuance. Approximately $2.6 million of the $10.0 million of proceeds from the 8% Note was allocated to the warrants and increased Class A Common Stock. This allocation of the proceeds was based on an estimate of the relative fair values of the 8% Note and the warrants on the date of issuance. The Company amortized the original issue discount on a ratable basis in accordance with the original terms of the 8% Note through September 30, 1996. The Company recognized approximately $217,000 in amortization costs for the $2.6 million original issue discount. In September 1996, the Company exchanged the 8% Note with Bull Run for 1,000 shares of liquidation preference Series A Preferred Stock yielding 8%. The warrants issued with the 8% Note were retired and the warrants issued with the Series A Preferred Stock will vest in accordance with the same schedule described above provided the Series A Preferred Stock remains outstanding. The holder of the Series A Preferred Stock will receive cash dividends at an annual rate of $800 per share. The liquidation or redemption price of the Series A Preferred Stock is $10,000 per share.

     As part of the financing for the First American Acquisition in 1996, the Company also issued 1,000 shares of Series B Preferred Stock, with warrants to purchase an aggregate of 750,000 shares of Class A Common Stock at an exercise price of $16.00 per share. Of these warrants 450,000 vested upon issuance, with the remaining warrants vesting in five equal annual installments commencing on the first anniversary

                        GRAY COMMUNICATIONS SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

E. STOCKHOLDERS' EQUITY (CONTINUED)

of the date of issuance. The shares of Series B Preferred Stock were issued to Bull Run and to J. Mack Robinson, Chairman of the Board of Bull Run and President and Chief Executive Officer of the Company, and certain of his affiliates. The Company obtained a written opinion from an investment banker as to the fairness of the terms of the sale of such Series B Preferred Stock with warrants. The holders of the Series B Preferred Stock will receive dividends at an annual rate of $600 per share, except the Company at its option may pay these dividends in cash or in additional shares. The liquidation or redemption price of the Series B Preferred Stock is $10,000 per share. In August 1998 and September 1997, the Company issued 50.9 shares and 60.0 shares of Series B Preferred Stock, respectively, as payment of dividends to the holders of its then outstanding Series B Preferred Stock. During 1998, the Company redeemed
760.9 shares of Series B Preferred Stock at a cost of $7.6 million.

     On September 24, 1996, the Company completed a public offering of 5.25 million shares of its Class B Common Stock at an offering price of $13.67 per share. The proceeds, net of expenses, from this public offering of approximately $66.1 million were used in the financing of the First American Acquisition.

     The Company is authorized by its Board of Directors to purchase up to two million shares of the Company's Class A or Class B Common Stock to either be retired or reissued in connection with the Company's benefit plans, including the Capital Accumulation Plan and the Incentive Plan. During 1998, 1997 and 1996, the Company purchased 30,750 Class A Common Stock Shares, 259,350 Class A Common Stock shares and 258,450 Class B Common Stock shares, respectively, under this authorization. The 1998, 1997 and 1996 treasury shares were purchased at prevailing market prices with an average effective price of $18.95, $13.33 and $10.60 per share, respectively, and were funded from the Company's operating cash flow.

F.   LONG-TERM INCENTIVE PLAN AND STOCK PURCHASE PLAN

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

     The Company has a long-term incentive plan (the "Incentive Plan") under which 300,000 shares of the Company's Class A Common Stock and 600,000 shares of the Company's Class B Common Stock are reserved for grants to key personnel for
(i) incentive stock options, (ii) non-qualified stock options, (iii) stock appreciation rights, (iv) restricted stock and (v) performance awards, as defined by the Incentive Plan. Shares of Common Stock underlying outstanding options or performance awards are counted against the Incentive Plan's maximum shares while such options or awards are outstanding. Under the Incentive Plan, the options granted typically vest after a two year period and expire three years after full vesting. Options granted through December 31, 1998, have been granted at a price which approximates fair market value on the date of the grant. On December 11, 1998, the Company repriced certain Class B Common Stock grants made under the Incentive Plan, at a price which approximated the market price of the Class B Common Stock on that day.

     The Company also has a Stock Purchase Plan which grants outside directors up to 7,500 shares of the Company's Common Stock. Under this Stock Purchase Plan, the options granted vest at the beginning of the upcoming calendar year and expire at the end of January following that calendar year.

                        GRAY COMMUNICATIONS SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

F.  LONG-TERM INCENTIVE PLAN AND STOCK PURCHASE PLAN (CONTINUED)

     Prior to 1996, grants under the Incentive Plan and the Stock Purchase Plan were made with the Company's Class A Common Stock. In 1996, the Company amended its Incentive Plan and Stock Purchase Plan for grants to be made with Class A or Class B Common Stock.

     Pro forma information regarding net income and earnings per share is required by Statement 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of Statement
123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998, 1997 and 1996, respectively: risk-free interest rates of 4.57%, 5.82% and 5.43%; dividend yields of 0.55%, 0.32% and 0.50%; volatility factors of the expected market price of the Company's Class A Common Stock of 0.28, 0.28 and 0.33; and a weighted-average expected life of the options of 4.0,
4.5 and 2.0 years.

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands, except per common share data):


                                                                      YEAR ENDED DECEMBER 31,
                                                                    ----------------------------
                                                                      1998      1997     1996
                                                                    --------- -------- ---------
Pro forma income (loss) before extraordinary charge available to
     common stockholders                                             $39,523  $(3,174)  $5,190
Pro forma income (loss) before extraordinary charge per common share:
     Basic                                                           $  3.31  $(0.27)   $ 0.64
     Diluted                                                         $  3.20  $(0.27)   $ 0.62

                        GRAY COMMUNICATIONS SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

F.  LONG-TERM INCENTIVE PLAN AND STOCK PURCHASE PLAN (CONTINUED)

     A summary of the Company's stock option activity for Class A Common Stock, and related information for the years ended December 31, 1998, 1997, and 1996 is as follows (in thousands, except weighted average data):


                                                    YEAR ENDED DECEMBER 31,
                                  ------------------------------------------------------------
                                         1998                1997                1996
                                  ------------------- --------- --------- --------- ----------
                                            WEIGHTED            WEIGHTED             WEIGHTED
                                             AVERAGE             AVERAGE              AVERAGE
                                            EXERCISE            EXERCISE             EXERCISE
                                  OPTIONS     PRICE    OPTIONS    PRICE    OPTIONS     PRICE
                                  --------- --------- --------- --------- --------- ----------
Stock options outstanding --
     beginning of year                 92    $  7.43      297    $ 8.74      394     $ 8.26
     Options granted                   19      17.81      -0-                -0-
     Options exercised                (74)      7.08     (127)     7.17      (78)      6.62
     Options forfeited                 (1)      8.89      -0-                 (9)      8.29
     Options expired                  -0-                 (78)    12.83      (10)      6.78
                                  -------            --------           --------

Stock options outstanding --
     end of year                       36    $ 13.71       92    $ 7.43      297     $ 8.74
                                  =======             =======            =======

Exercisable at end of year             16    $  8.89       92    $ 7.43      246     $ 8.71

Weighted-average fair value of
     options granted during the
     year                                    $  5.59

     Exercise prices for Class A Common Stock options outstanding as of December 31, 1998, ranged from $8.89 to $17.81 for the Incentive Plan. The weighted-average remaining contractual life of the Class A Common Stock options outstanding for the Incentive Plan is 3.2 years.

     A summary of the Company's stock option activity for Class B Common Stock, and related information for the years ended December 31, 1998, 1997, and 1996 is as follows (in thousands, except weighted average data):


                                                    YEAR ENDED DECEMBER 31,
                                  ------------------------------------------------------------
                                         1998                1997                1996
                                  ------------------- --------- ---------- -------- ----------
                                            WEIGHTED             WEIGHTED            WEIGHTED
                                             AVERAGE              AVERAGE             AVERAGE
                                            EXERCISE             EXERCISE            EXERCISE
                                  OPTIONS     PRICE    OPTIONS     PRICE    OPTIONS    PRICE
                                  --------- --------- --------- ---------- -------- ----------
Stock options outstanding --
     beginning of year               630      $15.80      102     $10.58      -0-
     Options granted                 589       14.43      528      16.80      102    $ 10.58
     Options exercised               (86)      11.05      -0-                 -0-
     Options forfeited              (474)      16.95      -0-                 -0-
                                  -------               -----               -----
Stock options outstanding --
     end of year                     659      $14.36      630     $15.80      102    $ 10.58
                                  =======               =====               =====

Exercisable at end of year            84      $14.65       79     $10.58      -0-

Weighted-average fair value of
     options granted during the
     year                                     $ 3.95              $ 5.40               $2.15

                        GRAY COMMUNICATIONS SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

F.  LONG-TERM INCENTIVE PLAN AND STOCK PURCHASE PLAN (CONTINUED)

     Exercise prices for Class B Common Stock options outstanding as of December 31, 1998, ranged from $10.58 to $14.50 for the Incentive Plan and $14.00 to $16.13 for the Stock Purchase Plan. The weighted-average remaining contractual life of the Class B Common Stock options outstanding for the Incentive Plan and Stock Purchase Plan is 4.0 and 0.5 years, respectively.

G.   INCOME TAXES

     The Company uses the liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

     Federal and state income tax expense (benefit) included in the consolidated financial statements are summarized as follows (in thousands):

                                               YEAR ENDED DECEMBER 31,
                                          ----------------------------------
                                             1998       1997        1996
                                          ---------   ---------- -----------
Current
     Federal                              $    414    $ (1,620)     $1,462
     State and local                           937         577         841
Deferred                                    26,793       1,283         (44)
                                          --------    --------     -------
                                          $ 28,144    $    240      $2,259
                                          ========    ========     =======

     The total provision for income taxes for 1998 included a deferred tax charge of $27.5 million which related to the exchange of WALB's assets for the assets of WEAU. For income tax purposes, the gain on the exchange of WALB qualified for deferred capital gains treatment under the "like-kind exchange" provision of Section 1031 of the Internal Revenue Code of 1986. The total provision for income taxes for 1996 included a tax benefit of $2.2 million which related to an extraordinary charge on extinguishment of debt.

                        GRAY COMMUNICATIONS SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

G.   INCOME TAXES (CONTINUED)

     Significant components of the Company's deferred tax liabilities and assets are as follows (in thousands):

                                                                              DECEMBER 31,
                                                                        -----------------------
                                                                           1998        1997
                                                                        ----------  -----------
Deferred tax liabilities:
     Net book value of property and equipment                             $  6,597    $ 2,670
     Goodwill and other intangibles                                         45,546      6,281
     Other                                                                     122        120
                                                                        ----------  ---------
            Total deferred tax liabilities                                  52,265      9,071

Deferred tax assets:
     Liability under supplemental retirement plan                              528        526
     Allowance for doubtful accounts                                           465        499
     Difference in basis of assets held for sale                             1,106        941
     Federal operating loss carryforwards                                    3,825      4,412
     State and local operating loss carryforwards                            2,534      1,952
     Other                                                                     457        290
                                                                        ----------  ---------
            Total deferred tax assets                                        8,915      8,620
     Valuation allowance for deferred tax assets                              (798)      (753)
                                                                        ----------  ---------
            Net deferred tax assets                                          8,117      7,867
                                                                        ----------  ---------

Deferred tax liabilities, net                                             $ 44,148    $ 1,204
                                                                        ==========  =========

     Approximately $11.3 million in federal operating loss carryforwards will expire by the year ended December 31, 2012. Additionally, the Company has approximately $56.0 million in state operating loss carryforwards.

     A reconciliation of income tax expense at the statutory federal income tax rate and income taxes as reflected in the consolidated financial statements is as follows (in thousands):

                                                                  YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1998        1997        1996
                                                              ---------  ----------- ----------
     Statutory rate applied to income (loss)                  $ 24,431      $ (395)   $ 1,625
     State and local taxes, net of federal tax benefits          3,472         572         (7)
     Permanent difference relating to sale of KTVE                  -0-        -0-        602
     Other items, net                                              241          63         39
                                                              --------      ------    -------
                                                              $ 28,144      $  240    $ 2,259
                                                              ========      ======    =======

     The Company made income tax payments of approximately $1.5 million, $275,000 and $3.6 million during 1998, 1997 and 1996, respectively. At December 31, 1998 and 1997, the Company had current recoverable income taxes of approximately $1.7 million and $2.1 million, respectively.

H.   RETIREMENT PLANS

PENSION PLAN

     The Company has a retirement plan covering substantially all full-time employees. Retirement benefits are based on years of service and the employees' highest average compensation for five

                        GRAY COMMUNICATIONS SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

H.   RETIREMENT PLANS (CONTINUED)

PENSION PLAN (CONTINUED)

consecutive years during the last ten years of employment. The Company's funding policy is to contribute annually the minimum amounts deductible for federal income tax purposes.

     The following summarizes the plan's funded status and related assumptions (dollars in thousands):

                                                                                DECEMBER 31,
                                                                            --------------------
                                                                               1998      1997
                                                                            --------- ----------
      CHANGE IN BENEFIT OBLIGATION
      Benefit obligation at beginning of year                                 $7,053    $6,483
      Service cost                                                               616       429
      Interest cost                                                              496       443
      Actuarial losses                                                           203        31
      Change in benefit obligation due to change in discount rate                303       -0-
      Benefits paid                                                             (349)     (333)
                                                                              ------    ------
      Benefit obligation at end of year                                       $8,322    $7,053
                                                                              ======    ======

      CHANGE IN PLAN ASSETS
      Fair value of plan assets at beginning of year                          $6,926    $6,241
      Actual return on plan assets                                               618       644
      Company contributions                                                      212       374
      Benefits paid                                                             (349)     (333)
                                                                              ------    ------
      Fair value of plan assets at end of year                                $7,407    $6,926
                                                                              ======    ======

      COMPONENTS OF ACCRUED BENEFIT COSTS
      Underfunded status of the plan                                          $ (915)   $ (134)
      Unrecognized net actuarial (gain) loss                                     297       (58)
      Unrecognized net transition amount                                        (188)     (242)
      Unrecognized prior service cost                                             (3)       (4)
                                                                              ------    ------
      Accrued benefit cost                                                    $ (809)   $ (438)
                                                                              ======    ======

      WEIGHTED-AVERAGE ASSUMPTIONS AS OF DECEMBER 31
      Discount rate                                                              6.8%      7.0%
      Expected long-term rate of return on plan assets                           6.8%      7.0%
      Estimated rate of increase in compensation levels                          5.0%      5.0%

     The net periodic pension cost includes the following components (in thousands):

                                                                   YEAR ENDED DECEMBER 31,
                                                                -------------------------------
                                                                  1998       1997       1996
                                                                ---------- ---------- ---------
      COMPONENTS OF NET PERIODIC PENSION COST
      Service cost                                                 $ 616      $ 429     $ 360
      Interest cost                                                  496        443       409
      Expected return on plan assets                                (475)      (433)     (393)
      Amortization of prior service cost                              (1)        (1)       (1)
      Amortization of transition (asset) or obligation               (54)       (54)      (54)
                                                                   ------     ------    ------
      Pension cost                                                 $ 582      $ 384     $ 321
                                                                   ======     ======    ======

                        GRAY COMMUNICATIONS SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

H.   RETIREMENT PLANS (CONTINUED)

CAPITAL ACCUMULATION PLAN

     Effective October 1, 1994, the Company adopted the Gray Communications Systems, Inc. Capital Accumulation Plan (the "Capital Accumulation Plan") for the purpose of providing additional retirement benefits for substantially all employees. The Capital Accumulation Plan is intended to meet the requirements of section 401(k) of the Internal Revenue Code of 1986.

     On November 14, 1996, the Company amended its Capital Accumulation Plan to allow an investment option in the Company's Class B Common Stock. The amendment also allowed for the Company's percentage match to be made by a contribution of the Company's Class B Common Stock, effective in 1997. On December 13, 1996, the Company reserved 300,000 shares of the Company's Class B Common Stock for issuance under the Capital Accumulation Plan.

     Employee contributions to the Capital Accumulation Plan, not to exceed 6% of the employees' gross pay, are matched by Company contributions. Until 1997, the Company's percentage match was made by a contribution of the Company's Class A Common Stock. Since 1997, the Company's percentage match has been made by a contribution of the Company's Class B Common Stock. The Company's percentage match amount is declared by the Company's Board of Directors before the beginning of each plan year. The Company's percentage match was 50% for the three years ended December 31, 1998. The Company contributions vest, based upon each employee's number of years of service, over a period not to exceed five years.

     Company matching contributions aggregating $491,524, $419,670 and $262,426 were charged to expense for 1998, 1997 and 1996, respectively, for the issuance of 29,305 and 31,311 Class B shares and 19,837 Class A shares, respectively.

I.  COMMITMENTS AND CONTINGENCIES

     The Company has various operating lease commitments for equipment, land and office space. The Company has also entered into commitments for various television film exhibition rights for which the license periods have not yet commenced. Rent expense resulting from operating leases for the years ended December 31, 1998, 1997 and 1996 were $1.8 million, $1.4 million and $501,000, respectively. Future minimum payments under operating leases with initial or remaining noncancelable lease terms in excess of one year and obligations under film exhibition rights for which the license period have not yet commenced are as follows (in thousands):


                                               LEASE      FILM      TOTAL
                                             ---------- ---------- ---------
      1999                                      $1,411     $1,550   $ 2,961
      2000                                         877      3,656     4,533
      2001                                         661      2,428     3,089
      2002                                         344      1,535     1,879
      2003                                         137        302       439
      Thereafter                                   714        421     1,135
                                                ------     ------   -------
                                                $4,144     $9,892   $14,036
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

                        GRAY COMMUNICATIONS SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

 J.   INFORMATION ON BUSINESS SEGMENTS

     The Company operates in three business segments: broadcasting, publishing and paging. The broadcasting segment operates ten television stations located in the southeastern and midwestern United States at December 31, 1998. The publishing segment operates three daily newspapers in three different markets, and an area weekly advertising only publication in Georgia. The paging operations are located in Florida, Georgia, and Alabama. The following tables present certain financial information concerning the Company's three operating segments (in thousands):

                                                                   YEAR ENDED DECEMBER 31,
                                                               --------------------------------
                                                                 1998       1997       1996
                                                               --------- ----------- ----------
                                                                       (IN THOUSANDS)
      Operating revenues:
           Broadcasting                                        $ 91,007   $ 72,300   $ 54,981
           Publishing                                            29,330     24,536     22,845
           Paging                                                 8,553      6,712      1,479
                                                               --------   --------   --------
                                                               $128,890   $103,548   $ 79,305
                                                               ========   ========   ========

      Operating income:
           Broadcasting (1)                                    $ 21,113   $ 17,509   $ 14,106
           Publishing                                             2,867      2,206      1,980
           Paging                                                   947      1,015         (7)
                                                               --------   --------   --------
      Total operating income (1)                                 24,927     20,730     16,079
      Gain on disposition of television stations                 70,572        -0-      5,671
      Miscellaneous income and (expense), net                      (242)       (31)        33
      Interest expense                                          (25,454)   (21,861)   (11,689)
                                                               --------   --------   --------
      Income (loss) before income taxes                        $ 69,803   $ (1,162)  $ 10,094
                                                               ========   ========   ========

     Operating income is total operating revenue less operating expenses, excluding gain on disposition of television stations, miscellaneous income and expense (net) and interest. Corporate and administrative expenses are allocated to operating income based on net segment revenues.

                                                                   YEAR ENDED DECEMBER 31,
                                                               --------------------------------
                                                                 1998       1997       1996
                                                               -------- -----------  ----------
                                                                       (IN THOUSANDS)
      Depreciation and amortization expense:
           Broadcasting                                         $14,713    $11,024    $ 5,554
           Publishing                                             1,554      1,973      1,730
           Paging                                                 1,773      1,480        329
                                                                -------    -------    -------
                                                                 18,040     14,477      7,613
           Corporate                                                 77         42         50
                                                                -------    -------    -------
      Total depreciation and amortization expense               $18,117    $14,519    $ 7,663
                                                                =======    =======    =======

                        GRAY COMMUNICATIONS SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

 J.   INFORMATION ON BUSINESS SEGMENTS (CONTINUED)

                                                                   YEAR ENDED DECEMBER 31,
                                                               --------------------------------
                                                                 1998      1997       1996
                                                               -------- -----------  ----------
                                                                       (IN THOUSANDS)
      Media cash flow:
          Broadcasting                                         $ 38,446   $ 30,519   $ 22,594
          Publishing                                              5,214      4,856      4,957
          Paging                                                  2,964      2,686        401
                                                               --------   --------   --------
                                                               $ 46,624   $ 38,061   $ 27,952
                                                               ========   ========   ========

      Media cash flow reconciliation:
          Operating income (1)                                 $ 24,927   $ 20,730   $ 16,079
          Add:
          Amortzation of program license rights                   4,251      3,501      2,743
          Depreciation and amortization                          18,117     14,519      7,663
          Corporate overhead                                      3,063      2,528      3,219
          Non-cash compensation and contribution to 401(k)
               Plan, paid in Common Stock                           476        412      1,125
          Less:
          Payments for program license liabilities               (4,210)    (3,629)    (2,877)
                                                               --------   --------   --------
                                                               $ 46,624   $ 38,061   $ 27,952
                                                               ========   ========   ========

      Capital expenditures:
           Broadcasting                                        $  6,718   $  5,000   $  2,674
           Publishing                                               934      4,235        692
           Paging                                                 1,461        975        -0-
                                                               --------   --------   --------
                                                                  9,113     10,210      3,366
           Corporate                                                158        162         30
                                                               --------   --------   --------
      Total capital expenditures                               $  9,271   $ 10,372   $  3,396
                                                               ========   ========   ========


                                                                        DECEMBER 31,
                                                               --------------------------------
                                                                 1998       1997       1996
                                                               --------  ---------  -----------
                                                                       (IN THOUSANDS)
      Identifiable assets:
           Broadcasting                                        $410,039   $287,254   $245,614
           Publishing                                            17,196     19,818     16,301
           Paging                                                25,563     23,950     23,764
                                                               --------   --------   --------
                                                                452,798    331,022    285,679
           Corporate                                             16,176     14,029     12,985
                                                               --------   --------   --------
      Total identifiable assets                                $468,974   $345,051   $298,664
                                                               ========   ========   ========

(1) Operating income excludes gain on disposition of television stations of $70.6 million recognized for the exchange of WALB in 1998 and $5.7 million recognized for the KTVE Sale in 1996.

                        GRAY COMMUNICATIONS SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

K.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                  FISCAL QUARTERS
                                                      -----------------------------------------
                                                        FIRST     SECOND     THIRD      FOURTH
                                                      ---------  --------  ---------- ---------
                                                      (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
YEAR ENDED DECEMBER 31, 1998:
Operating revenues                                     $27,982    $32,061   $31,845    $37,002
Operating income (1)                                     4,868      7,210     5,020      7,829
Net income (loss)                                       (1,483)       837    41,830        475
Net income (loss) available to common stockholders      (1,842)       478    41,484        221
Basic income (loss) per share                            (0.16)      0.04      3.48       0.02
Diluted income (loss) per share                        $ (0.16)   $  0.04   $  3.31    $  0.02


YEAR ENDED DECEMBER 31, 1997:
Operating revenues                                     $22,761    $25,499   $25,984    $29,304
Operating income                                         4,337      6,124     4,271      5,998
Net income (loss)                                         (461)       622    (1,162)      (401)
Net income (loss) available to common stockholders        (811)       272    (1,513)      (760)
Basic income (loss) per share                            (0.07)      0.02     (0.13)     (0.06)
Diluted income (loss) per share                        $ (0.07)   $  0.02   $ (0.13)   $ (0.06)

(1) Operating income excludes $70.6 million gain on exchange of television station recognized from the disposition of WALB.

     Because of the method used in calculating per share data, the quarterly per share data will not necessarily add to the per share data as computed for the year.

     The third quarter of 1998 includes the Busse-WALB Transactions. As a result of the exchange of WALB for WEAU, the Company recognized a pre-tax gain of approximately $70.6 million and estimated deferred income taxes of approximately $27.5 million (SEE NOTE B).

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Set forth below is certain information with respect to the directors and executive officers of the Company as of March 11, 1999:


                                    EXECUTIVE
                         DIRECTOR   OFFICER
         NAME              SINCE      SINCE      AGE                   POSITION
------------------------ ---------- ----------- ------ -----------------------------------------
J. Mack Robinson           1993        1996       75   Director, President and Chief Executive
                                                          Officer
Robert S. Prather, Jr.     1993        1996       54   Director and Executive Vice President
Robert A. Beizer            N/A        1996       59   Vice President for Law and Development
                                                          and Secretary
James C. Ryan               N/A        1998       38   Vice President - Finance and Chief
                                                          Financial Officer
Thomas J. Stultz            N/A        1996       47   Vice President and President-Publishing
                                                          Division
Wayne M. Martin             N/A        1998       52   Regional Vice President - Television
William E. Mayher, III     1990         N/A       60   Chairman of the Board of Directors
Richard L. Boger           1991         N/A       52   Director
Hilton H. Howell, Jr.      1993         N/A       37   Director
Zell Miller                1999         N/A       66   Director
Howell W. Newton           1991         N/A       52   Director
Hugh Norton                1987         N/A       66   Director
Harriett J. Robinson       1997         N/A       68   Director

     J. MACK ROBINSON has served as a director of the Company since 1993 and as the Company's President and Chief Executive Officer since 1996. Mr. Robinson has served as Chairman of the Board of Bull Run Corporation, a principal stockholder of the Company since 1994, Chairman of the Board and President of Delta Life Insurance Company and Delta Fire and Casualty Insurance Company since 1958, President of Atlantic American Corporation, an insurance holding company, from 1988 until 1995 and Chairman of the Board of Atlantic American Corporation since 1974. He serves as a director of the following companies: Bankers Fidelity Life Insurance Company, American Independent Life Insurance Company, Georgia Casualty & Surety Company, American Southern Insurance Company and American Safety Insurance Company. He is director EMERITUS of Wachovia Corporation. He is a member of the Executive Committee and Management Personnel Committee of the Company's Board of Directors. Mr. Robinson is the husband of Harriett J. Robinson.

     ROBERT S. PRATHER, JR. has served as a director of the Company since 1993 and as Executive Vice President of the Company since 1996. He has served as President and Chief Executive Officer and a director of Bull Run Corporation since 1992. He serves as a director of the following companies: Host Communications, Inc., Capital Sports Properties, Inc., Universal Sports America, Inc., Rawlings Sporting Goods Company, Inc. and The Morgan Group, Inc. He is a member of the Executive Committee and Management Personnel Committee of the Company's Board of Directors.

     ROBERT A. BEIZER has served as Vice President for Law and Development and Secretary of the Company since 1996. From June 1994 to February 1996 he was of counsel to Venable, Baetjer, Howard & Civiletti, a law firm, in its regulatory and legislative practice group. From 1990 to 1994, Mr. Beizer was a partner in the law firm of Sidley & Austin and was head of their communications practice group in Washington, D.C. He is a past president of the Federal Communications Bar Association and has served as a member of the ABA House of Delegates.

     JAMES C. RYAN has served as the Company's Vice President-Finance and Chief Financial Officer since October 1998. He was the Chief Financial Officer of Busse Broadcasting Corporation from 1987 until its acquisition by the Company in 1998.

     THOMAS J. STULTZ has served as Vice President of the Company and President of the Company's Publishing Division since 1996. Prior to joining the Company, he served as Vice President of Multimedia, Inc. from 1988 to 1995, having responsibility for developing and coordinating Multimedia's newspaper marketing initiatives and directly supervising several Multimedia daily and non-daily publications.

     WAYNE M. MARTIN has served as the Company's Regional Vice President-Television since July 1998. He was also appointed President of WVLT-TV, the Company's subsidiary in Knoxville, Tennessee. Since 1993, Mr. Martin has served as President of Gray Kentucky Television, Inc., a subsidiary of the Company, which operates WKYT-TV, in Lexington, Kentucky and WYMT-TV, in Hazard, Kentucky. Wayne has over twelve years of experience in the broadcast industry.

     WILLIAM E. MAYHER, III has served as a director of the Company since 1990 and was a neurosurgeon in Albany, Georgia from 1970 to 1998. He also serves as a director of the following: Medical College of Georgia Foundation, American Association of Neurological Surgeons, Gaston Loughlin, Inc. and Palmyra Medical Centers. Dr. Mayher is a member of the Executive Committee and Management Personnel Committee of the Company's Board of Directors and has served as Chairman of the Company's Board of Directors since August 1993.

     RICHARD L. BOGER has served as a director of the Company since 1991. Mr. Boger has also been President and Chief Executive Officer of Export Insurance Services, Inc., an insurance organization, and a director of CornerCap Group of Funds, a "Series" investment company since prior to 1992. Mr. Boger is a member of the Executive Committee of the Company's Board of Directors and he is Chairman of the Management Personnel Committee of the Company's Board of Directors.

     HILTON H. HOWELL, JR. has served as a director of the Company since 1993. Mr. Howell has served as President and Chief Executive Officer of Atlantic American Corporation, an insurance holding company, since 1995 and Executive Vice President from 1992 to 1995. He has been Executive Vice President and General Counsel of Delta Life Insurance Company and Delta Fire and Casualty Insurance Company since 1991, and Vice Chairman and Executive Vice President of Bankers Fidelity Life Insurance Company and Georgia Casualty & Surety Company since 1992. He has been a director, Vice President and Secretary of Bull Run Corporation since 1994. He also serves as a director of the following companies:
Atlantic American Corporation, Bankers Fidelity Life Insurance Company, American Independent Life Insurance Company, Delta Life Insurance Company, Delta Fire and Casualty Insurance Company, Georgia Casualty & Surety Company, American Southern Insurance Company, and American Safety Insurance Company. Mr. Howell is a member of the Audit Committee of the Company's Board of Directors. He is the son-in-law of J. Mack Robinson and Harriett J. Robinson.

     ZELL MILLER has served as a director of the Company since January 1999. Mr. Miller was Governor of the State of Georgia from January 1991 to January 1999. He also serves as a director of the following companies: Post Properties, Inc., Georgia Power Company, United Community Banks, Inc. and Law Companies Group. He is a professor at Young Harris College and Emory University.

     HOWELL W. NEWTON has served as a director of the Company since 1991. He has been President and Treasurer of Trio Manufacturing Co., a textile manufacturing company since 1978. Mr. Newton is Chairman of the Audit Committee of the Company's Board of Directors.

     HUGH NORTON has served as a director of the Company since 1987. Mr. Norton has served as President of Norco, Inc., an insurance agency since 1973. He is one of the founders and directors of Community Bank of Georgia. Mr. Norton is also a real estate developer in Destin, Florida. He is a member of the Management Personnel Committee of the Company's Board of Directors.

     HARRIETT J. ROBINSON has served as a director of the Company since 1997 and she has been a director of Atlantic American Corporation since 1989. Mrs. Robinson has also been a director of Delta Life Insurance Company and Delta Fire and Casualty Insurance Company since 1967. Mrs. Robinson is the wife of J.
Mack Robinson and mother-in-law of Hilton H. Howell, Jr.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Securities Exchange Act of 1934 requires the directors, executive officers and persons who own more than ten percent of a registered class of a company's equity securities to file with the Securities and Exchange Commission ("SEC") initial reports of ownership (Form 3) and reports of changes in ownership (Forms 4 and 5) of such class of equity securities. Officers, directors and greater than ten percent shareholders of the Company are required by SEC regulation to furnish the Company with copies of all such Section 16(a) reports that they file.

     To the Company's knowledge, based solely on its review of the copies of such reports furnished to the Company during the year ended December 31, 1998, all Section 16(a) filing requirements applicable to its officers, directors and ten percent beneficial owners were met.

ITEM 11.  EXECUTIVE COMPENSATION.

     The following table sets forth a summary of the compensation of the Company's President and Chief Executive Officer and the other executive officers whose annual compensation exceeded $100,000 during the year ended December 31, 1998 (the "named executives").

                           SUMMARY COMPENSATION TABLE

                                                           LONG TERM
                                                      COMPENSATION AWARDS
                                                   --------------------------

                                                                             SECURITIES
                                 ANNUAL COMPENSATION         RESTRICTED       UNDERLYING
    NAME AND           ------------------------------------    STOCK           OPTIONS            ALL OTHER
PRINCIPAL POSITION       YEAR     SALARY ($)      BONUS ($)    AWARDS      SARS (#) (1)        COMPENSATION ($)
--------------------    ------    ----------      ---------    --------    -----------------   ----------------
J. Mack  Robinson,(3)     1998      72,308           -0-         -0-         125,000   (2)      13,000   (4)
   President, Chief       1997          -0-          -0-         -0-          75,000   (5)      14,620   (4)
   Executive              1996          -0-          -0-         -0-          11,250   (6)       9,300   (4)
   Officer and a
   Director

Robert S. Prather,        1998          -0-          -0-         -0-         125,337   (2)      13,000   (4)
  Jr., (7)
   Executive Vice         1997          -0-          -0-         -0-          75,000   (5)      14,620   (4)
   President and a        1996          -0-          -0-         -0-          11,250   (6)       8,800   (4)
   Director

Robert A. Beizer,         1998     215,000           -0-         -0-          21,000   (2)      13,080   (9)
   Vice President-Law     1997     210,000           -0-         -0-          10,500             6,619   (9)
   & Development          1996     169,231           -0-         -0-          22,500                -0-

James C. Ryan, (10)       1998      34,269        5,000          -0-          22,500   (2)      15,603   (11)
   Vice President-
   Finance and
   Chief
   Financial
   Officer

Thomas J. Stultz,         1998     196,000       35,000          -0-          22,500   (2)       7,166   (8)
   Vice President,        1997     187,000       25,000          -0-          22,500   (5)      59,199   (8)
   President-Publishing   1996     152,788      150,000          -0-              -0-               -0-
   Division

Wayne M. Martin,(12)      1998     219,326      170,454          -0-          11,250   (2)       8,829   (13)
   Regional Vice
   President-Television

Joseph A. Carriere, (14)  1998     125,524           -0-         -0-              -0-  (2)     203,766   (15)
   Vice President-        1997     187,000           -0-         -0-           7,500   (16)      6,245   (17)
   Television             1996     172,692      100,000          -0-              -0-            5,698   (17)

(1) On August 20, 1998, the Company's Board of Directors declared a 50% stock dividend, payable on September 30, 1998, to stockholders of record of the Class A and Class B Common Stock on September 16, 1998. This stock dividend was effected by means of a three for two stock split. All applicable share and per share data have been adjusted to give effect to the stock split.

(2) These awards are set forth below in detail in the table titled "Option/SAR Grants in 1998."

(3) Mr. Robinson was appointed President and Chief Executive Officer of the Company in September 1996, but received no salary for this position until September 1998. Mr.
        Robinson is compensated at an annual salary of $200,000.

(4) Represents compensation paid for services rendered as a member of the Company's Board of Directors.

(5) Represents stock options to purchase Class B Common Stock pursuant to the Company's 1992 Long Term Incentive Plan. This 1997 stock option grant was replaced by a repricing grant, effective December 11, 1998. The December 11, 1998 grant repriced the 1997 grant at a price which approximated the market price of the Company's Class B Common Stock on December 11, 1998. The repriced grant was included in 1998 stock options granted as a 1998 grant.

(6) Represents stock options to purchase Class B Common Stock under the Company's Non-Employee Director Stock Option Plan.

(7)     Mr. Prather became an officer of the Company in September 1996.

(8) $4,000, $1,963 and $1,203 represent payments or accruals by the Company in 1998 for matching contributions to the Company's 401(k) plan, term life insurance premiums and long term disability premiums, respectively. $54,700, $3,596 and $903 represent payments or accruals by the Company in 1997 for relocation costs, matching contributions to the Company's 401(k) plan and long term disability premiums, respectively.

(9) $4,000, $5,589 and $3,491 represent payments or accruals by the Company in 1998 for matching contributions to the Company's 401(k) plan, term life insurance premiums and long term disability premiums, respectively. $4,000 and $2,619 represent payments or accruals by the Company in 1997 for matching contributions to the Company's 401(k) plan and long term disability premiums, respectively.

(10) Mr. Ryan joined the Company on October 1, 1998, compensated at an annual salary of $135,000.

(11)    Represents payments or accruals by the Company for relocation costs.

(12) Mr. Martin has served as the Company's Regional Vice President-Television since July 1998. He was also appointed President of WVLT-TV, the Company's subsidiary in Knoxville, Tennessee. Prior to his appointment as an executive officer, Mr. Martin has served as President of Gray Kentucky Television, Inc., a subsidiary of the Company, which operates WKYT-TV, in Lexington, Kentucky and WYMT-TV, in Hazard, Kentucky.

(13) $4,000, $3,249 and $1,580 represent payments or accruals by the Company for matching contributions to the Company's 401(k) plan, term life insurance premiums and long term disability premiums, respectively.

(14)    Mr. Carriere resigned from the Company, effective August 1, 1998.

(15) $190,000, $2,919, $5,291 and $5,556 represent payments or accruals by the Company for consulting, matching contributions to the Company's 401(k) plan, term life insurance premiums and health insurance premiums, respectively.

(16) Upon Mr. Carriere's resignation, this unvested stock option grant was forfeited.

(17) $4,000 and $2,245 represent payments or accruals by the Company in 1997 for matching contributions to the Company's 401(k) plan and term life insurance premiums, respectively. $3,750 and $1,948 represent payments or accruals by the Company in 1996 for matching contributions to the Company's 401(k) plan and term life insurance premiums, respectively.

STOCK OPTIONS GRANTED

     The following table contains information on stock options granted to the Company during the year ended December 31, 1998. Under the Company's 1992 Long Term Incentive Plan (the "Incentive Plan"), all officers and key employees are eligible for grants of stock options and other stock-based awards. Options granted are exercisable over a three-year period beginning on the second anniversary of the grant date and expire one month after termination of employment. The total number of shares issuable under the Incentive Plan is not to exceed 900,000 shares of which 300,000 are Class A Common Stock and 600,000 are Class B Common Stock, subject to adjustment in the event of any change in the outstanding shares of such stock by reason of a stock dividend, stock split, recapitalization, merger, consolidation or other similar changes generally affecting shareholders of the Company.

     The Incentive Plan is administered by the Incentive Plan Committee which consists of members of the Management Personnel Committee of the Board of Directors who are not eligible for selection as participants under the Incentive Plan. The Incentive Plan is intended to provide additional incentives and motivation for the Company's employees. The Incentive Plan Committee, by majority action thereof, is authorized in its sole discretion to determine the individuals to whom the benefits will be granted, the type and amount of such benefits and the terms thereof; and to prescribe, amend and rescind rules and regulations relating to the Incentive Plan, among other things.

     On August 20, 1998, the Board of Directors declared a 50% stock dividend, payable on September 30, 1998, to stockholders of record of the Class A Common Stock and Class B Common Stock on September 16, 1998. This stock dividend was effected by means of a three for two stock split. All applicable share and per share data have been adjusted to give effect to the stock split.

                            OPTION/SAR GRANTS IN 1998

                                                                                      POTENTIAL
                                                                                      REALIZABLE
                                         INDIVIDUAL GRANTS                         VALUE AT ASSUMED
                         --------------------------------------------               ANNUAL RATES OF
                          NUMBER OF      % OF TOTAL                                   STOCK PRICE
                  CLASS   SECURITIES       OPTIONS         EXERCISE                 APPRECIATION FOR
                    OF    UNDERLYING       GRANTED            OR                     OPTION TERM (1)
                  COMMON   OPTIONS     TO EMPLOYEES IN     BASE PRICE   EXPIRATION ------------------
      NAME         STOCK  GRANTED           1998           ($/SHARE)       DATE      5% ($)   10% ($)
----------------- --------------------- --------------     ----------   ---------- -------- ---------
J. Mack Robinson  Class A   10,000  (2)       1.8             17.81      11/19/03    49,213  108,747
                  Class B   40,000  (2)       7.1             14.00      11/19/03   154,718  341,886
                  Class B   75,000  (3)      13.3             14.50       9/25/02   234,363  504,709

Robert S.         Class A    9,337  (2)       1.7             17.81      11/19/03    45,950  101,537
Prather, Jr.      Class B   41,000  (2)       7.3             14.00      11/19/03   158,586  350,433
                  Class B   75,000  (3)      13.3             14.50       9/25/02   234,363  504,709

Robert A. Beizer  Class B   10,500  (4)       1.9             16.08       2/12/03    46,647  103,079
                  Class B   10,500  (5)       1.9             14.50       2/12/03    42,064   92,950

James C. Ryan     Class B   11,250  (6)       2.0             16.13       10/5/03    50,119  110,750
                  Class B   11,250  (5)       2.0             14.50       10/5/03    45,068   99,589

Thomas J. Stultz  Class B   22,500  (3)       4.0             14.50       9/25/02    70,309  151,413

Wayne M. Martin   Class B   11,250  (3)       2.0             14.50       9/25/02    35,154   75,706

Joseph A. Carriere   N/A      N/A             N/A              N/A           N/A       N/A      N/A

(1) Amounts reported in these columns represent amounts that may be realized upon exercise of options immediately prior to the expiration of their term assuming the specified compounded rates of appreciation (5% and 10%) on the Class A or Class B Common Stock over the term of the options. These numbers are calculated based on rules promulgated by the SEC and do not reflect the Company's estimate of future stock price growth. Actual gains, if any, on stock option exercises and Class A or Class B Common Stock holdings will be dependent on the timing of such exercise and the future performance of the Class A or Class B Common Stock. There can be no assurance that the rates of appreciation assumed in this table can be achieved or that the amounts reflected will be received by the option holder.

(2) Stock options granted effective November 19, 1998 pursuant to the Company's Incentive Plan.

(3) Effective December 11, 1998, the Company repriced certain 1997 Class B Common Stock grants made pursuant to the Incentive Plan, at a price which approximated the market price of the Company's Class B Common Stock on that day. These repriced grants effectively replaced the stock option grants made on September 25, 1997.

(4) Stock options granted effective February 12, 1998 pursuant to the Company's Incentive Plan. This stock option grant was replaced on December 11, 1998, by a repricing grant as described in (5).

(5) Effective December 11, 1998, the Company repriced certain 1998 Class B Common Stock grants made pursuant to the Incentive Plan, at a price which approximated the market price of the Company's Class B Common Stock on that day. These repriced grants effectively replaced the earlier 1998 stock option grant.


(6) Stock options granted effective October 5, 1998 pursuant to the Company's Incentive Plan. This stock option grant was replaced on December 11, 1998, by a repricing grant as described in (5).

STOCK OPTIONS EXERCISED

     The following table sets forth information about stock options that were exercised during 1998 and the number of shares and the value of grants outstanding as of December 31, 1998 for each named executive.

                       AGGREGATED OPTION EXERCISES IN 1998
                       AND DECEMBER 31, 1998 OPTION VALUES

                                                             NUMBER OF SECURITIES        VALUE OF UNEXERCISED
                              CLASS    SHARES               UNDERLYING UNEXERCISED            IN-THE-MONEY
                               OF     ACQUIRED                OPTIONS AT 12/31/98      OPTIONS AT 12/31/98 ($) (1)
                             COMMON      ON       VALUE    -------------------------- -----------------------------
       NAME                   STOCK   EXERCISE   REALIZED$ EXERCISABLE  UNEXERCISABLE  EXERCISABLE   UNEXERCISABLE
       ----                   -----   --------   --------  -----------  -------------  ------------  --------------
J. Mack Robinson (2)         Class A       -0-       -0-        -0-           10,000          -0-        5,000
                             Class B   11,250    61,875         -0-          115,000          -0-           -0-

Robert S. Prather, Jr. (2)   Class A       -0-       -0-        -0-            9,337          -0-        4,669
                             Class B   11,250    61,875         -0-          116,000          -0-           -0-

Robert A. Beizer             Class B       -0-       -0-    22,500            21,000      69,845        12,469
James C. Ryan                Class B       -0-       -0-        -0-           11,250          -0-           -0-

Thomas J. Stultz             Class B       -0-       -0-        -0-           22,500          -0-           -0-

Wayne M. Martin (3)          Class A    6,750    68,531         -0-               -0-         -0-           -0-
                             Class B       -0-       -0-        -0-           11,250          -0-           -0-

Joseph A.  Carriere (3)      Class A    5,625    65,547         -0-               -0-         -0-           -0-


(1) Value is based on the closing price of the Company's Class A and Class B Common Stock of $18.31 and $13.69, respectively at December 31, 1998, less the exercise price.

(2) On December 12, 1996, the Company granted Messrs. Robinson and Prather an option to purchase 11,250 shares each of the Company's Class B Common Stock, at an exercise price of $10.58 per share, pursuant to the Company's Non-employee Director Stock Option Plan. The options were exercised in 1998.

(3) On March 30, 1995, the Company granted Messrs. Martin and Carierre an option to purchase 6,750 and 5,625 shares of the Company's Class A Common Stock, respectively, at an exercise price of $8.89 per share, pursuant to the Company's Incentive Plan. The options were exercised in 1998.

SUPPLEMENTAL PENSION PLAN

     The Company has entered into agreements with certain key employees to provide these employees with supplemental retirement benefits. The benefits will be disbursed after retirement in contractually predetermined payments of equal monthly amounts over the employee's life, or the life of a surviving eligible spouse, for a maximum of 15 years. The Company maintains life insurance coverage on these individuals in adequate amounts to fund the agreements.

RETIREMENT PLAN

     The Company sponsors a defined benefit pension plan, intended to be tax qualified, for certain of its employees and the employees of any of its subsidiaries which have been designated as participating companies under the plan. A participating employee who retires on or after attaining age 65 and who has completed five years of service upon retirement may be eligible to receive during his lifetime, in the form of monthly payments, an annual pension equal to (i) 22% of the employee's average earnings for the highest five consecutive years during the employee's final 10 years of employment multiplied by a factor, the numerator of which is the employee's years of service credited under the plan before 1994 and the denominator of which is the greater of 25 or the years of service credited under the plan, plus
(ii) .9% of the employee's monthly average earnings for the highest five consecutive years in the employee's final 10 years of employment added to .6% of monthly average earnings in excess of Social Security covered compensation, and multiplied by the employee's years of service credited under the plan after 1993, with a maximum of 25 years minus years of service credited under (i) above. For participants as of December 31, 1993, there is a minimum benefit equal to the projected benefit under (i) at that time. For purposes of illustration, pensions estimated to be payable upon retirement of participating employees in specified salary classifications are shown in the following table:

                               PENSION PLAN TABLE

                                                   YEARS OF SERVICE
                       -------------------------------------------------------------------------
  REMUNERATION (1)         10          15           20          25          30          35
---------------------- ------------------------ ----------- ----------- ------------------------
$  15,000               $  1,335    $  1,995     $  2,655    $  3,315    $  3,300    $  3,300
   25,000                  2,225       3,325        4,425       5,525       5,500       5,500
   50,000                  5,016       7,216        9,416      11,616      11,000      11,000
   75,000                  7,991      11,291       14,591      17,891      16,500      16,500
  100,000                 10,966      15,366       19,766      24,166      22,000      22,000
  150,000                 16,916      23,516       30,116      36,716      33,000      33,000
  200,000                 19,416      28,216       37,016      45,816      36,667      37,714
  250,000 and above       20,262      29,908       39,554      49,199      40,191      41,339

(1)   Five-year average annual compensation.

     Employees may become participants in the plan, provided that they have attained age 21 and have completed one year of service. Average earnings are based upon the salary paid to a participating employee by a participating company. Pension compensation for a particular year as used for the calculation of retirement benefits includes salaries, overtime pay, commissions and incentive payments received during the year and the employee's contribution to the Capital Accumulation Plan (as defined herein). Pension compensation for 1998 differs from compensation reported in the Summary Compensation Table in that pension compensation includes any annual incentive awards received in 1998 for services in 1997 rather than the incentive awards paid in 1999 for services in 1998. The maximum annual compensation considered for pension benefits under the plan in 1998 was $160,000.

     As of December 31, 1998, the named executive officers of the Company have the following years of credited service:

       NAME                YEARS OF CREDITED SERVICE
--------------------       ---------------------------
Thomas J. Stultz                       2
Robert A. Beizer                       2
Wayne M. Martin                        4
Joseph A. Carriere                     4

CAPITAL ACCUMULATION PLAN

     Effective October 1, 1994, the Company adopted the Gray Communications Systems, Inc. Capital Accumulation Plan (the "Capital Accumulation Plan") for the purpose of providing additional retirement benefits for substantially all employees. The Capital Accumulation Plan is intended to meet the requirements of
Section 401(k) of the Internal Revenue Code of 1986, as amended.

     Contributions to the Capital Accumulation Plan are made by the employees of the Company. The Company matches a percentage of each employee's contribution which does not exceed 6% of the employee's gross pay. The percentage match is declared by the Board of Directors before the beginning of each Capital Accumulation Plan Year and was made with a contribution of the Class A Common Stock through the year ended December 31, 1996 and thereafter has been and will be made with Class B Common Stock. The percentage match declared for the year ended December 31, 1998 was 50%. The Company matching contributions vest based upon an employee's number of years of service, over a period not to exceed five years.

COMPENSATION OF DIRECTORS

     The standard arrangement for directors' fees is set forth in the table below.

                      DESCRIPTION                              AMOUNT
-----------------------------------------------------------------------------
Chairman of the Board annual retainer fee                     $18,000
Director's annual retainer fee                                 12,000
Director's fee per Board of Directors' meeting                  1,000
Chairman of the Board fee per Board of Directors' meeting       1,200
Committee Chairman fee per committee meeting                    1,200
Committee member fee per Committee meeting                      1,000

     Directors are paid 40% of the above fee arrangement for participation by telephone in any meeting of the Board of Directors or any committee thereof.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT

     Robert A. Beizer and the Company entered into an employment agreement dated February 12, 1996, for a two-year term which automatically extends for three successive one-year periods, subject to certain termination provisions. The agreement provides that Mr. Beizer shall be employed as Vice President for Law and Development of the Company with an initial annual base salary of $200,000 and a grant of options to purchase 22,500 shares of Class A Common Stock with an exercise price of $12.917 per share under the Incentive Plan at the inception of his employment. In December 1996, the Board of Directors approved an amendment to Mr. Beizer's contract which replaced this option with the grant of an option to purchase 22,500 shares of Class B Common Stock with an exercise price of $10.583 per share. The amended Agreement provides that Mr. Beizer's base salary shall be increased yearly based upon a cost of living index and he will receive non-qualified options to purchase 10,500 shares of Class B Common Stock annually during the term of the agreement at an exercise price per share equal to the fair market value of the Class B Common Stock on the date of the grant. Accordingly, on February 12, 1997, 1998, and 1999 , he was granted options to purchase an additional 10,500 shares of Class B Common Stock at $12.50, $16.08 and $14.1875 per share, respectively. All options granted are exercisable over a three-year period beginning upon the second anniversary of the grant date. If there is a "change of control" of the Company, Mr. Beizer will be paid a lump sum amount equal to his then current base salary for the remaining term of the agreement and will be granted any remaining stock options to which he would have been entitled. For purposes of the agreement, "change of control" is defined as any change in the control of the Company that would be required to be reported in response to Item 6(e) of Schedule 14A promulgated under the Securities Exchange Act of 1934. Mr. Beizer has agreed that during the term of his agreement and for two years thereafter, he will be subject to certain non-competition provisions.

      The Management Personnel Committee recommended, and Mr. Beizer agreed, to amend his employment contract to provide for options for Class B Common Stock rather than Class A Common Stock since it had converted the Company's matching contribution under the Capital Accumulation Plan and the non-employee director options to Class B Common Stock. In an effort to make all future options consistent, the Management Personnel Committee has recommended that all future officer and employee executive stock options entitle the holders thereof to purchase Class B Common Stock

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Richard L. Boger, William E. Mayher, III, Robert S. Prather, Jr., Hugh Norton and J. Mack Robinson are the members of the Management Personnel Committee which serves as the Compensation Committee of the Company. Messrs. Robinson and Prather are President and Chief Executive Officer and Executive Vice President of the Company, respectively.

     J. Mack Robinson, President of the Company serves on the Compensation Committee of Bull Run Corporation ("Bull Run"). Mr. Robinson and Robert S. Prather, Jr., President of Bull Run and Executive Vice President of the Company serve on the Compensation Committee of the Company.

     Gray Kentucky Television, Inc., a subsidiary of the Company ("Gray Kentucky"), is a party to a rights sharing agreement with Host Communications, Inc. ("Host") and certain other parties not affiliated with the Company, pursuant to which the parties agreed to exploit Host's rights to broadcast and market certain University of Kentucky football and basketball games and related activities. Pursuant to such agreement, Gray Kentucky is licensed to broadcast certain University of Kentucky football and basketball games and related activities. Under this agreement, Gray Kentucky also provides Host with production and certain marketing services and Host provides accounting and various marketing services. During the year ended December 31, 1998, the Company received approximately $100,000 from this joint venture. See Item 13 "Certain Relationships and Related Transactions" for a description of certain relationships between Messrs. Prather and Robinson and the Company, Bull Run, Host and CSP (as defined below).

     Bull Run currently owns 51.5% of the outstanding common stock of Capital Sports Properties, Inc. ("CSP"). CSP's assets consist of all of the outstanding preferred stock of Host and 49.0% of Host's outstanding common stock. Bull Run's direct common equity ownership in Host, plus Bull Run's indirect common equity ownership in Host through its investment in CSP, was 32.6% as of December 31, 1998. Robert S. Prather, Jr., Executive Vice President and a member of the Company's Board of Directors, is a member of the Board of Directors of both CSP, Bull Run and Host.

     The Company's Board of Directors approved payments to Bull Run of a finders fee of approximately $1,980,000 in connection with the acquisition of all of the outstanding capital stock of Busse Broadcasting Corporation ("Busse"). The purchase price was $112,000,000 plus Busse's cash balance as of June 30, 1998. The purchase price includes the assumption of Busse's indebtedness, including its 11 5/8% Senior Secured Notes dues 2000. Immediately prior to the Company's acquisition of Busse, Cosmos Broadcasting Corporation ("Cosmos") acquired the assets of WEAU-TV ("WEAU") from Busse in exchange for the assets of WALB-TV, Inc. ("WALB"), the Company's NBC affiliate in Albany, Georgia. In exchange for the assets of WALB, the Company received the assets of WEAU, which were valued at $66,000,000 and approximately $12,000,000 in cash for a total value of $78,000,000. The finders fee was allocated, at $1,200,000 for the Busse transaction and $780,000 for the WALB transaction.

ISSUANCE OF PREFERRED STOCK AND WARRANTS

     The Company paid cash dividends on the Series A Preferred Stock and Series B Preferred Stock of $800,000 and $63,750, respectively to Bull Run in 1998. Bull Run is the only owner of the Series A Preferred Stock of the Company and owns 50% of the outstanding Series B Preferred Stock of the Company. Mr. Robinson and certain affiliates own the remaining 50% of the Series B Preferred Stock of the Company. In addition, the Company issued 25.4692 shares of Series B Preferred Stock to Bull Run and 25.4692 shares of Series B Preferred Stock pro rata to Mr. Robinson and certain affiliates as dividends on the Series B Preferred Stock in 1998. Each share of Series B Preferred Stock is valued at $10,000 per share. Of the total amount of 1,110.9384 Series B Preferred Shares outstanding during 1998, the Company redeemed 760.9384 shares pro rata at a total redemption price of $7,609,384. The Company executed an Option Agreement with Bull Run in March 1996, whereby the Company has the option to purchase Bull Run's investment in the common stock of Sarkes Tarzian, Inc. Upon exercise of the option, the Company will pay Bull Run an amount equal to Bull Run's purchase price for the Tarzian investment plus related costs. In connection with the Option Agreement, the Company granted to Bull Run warrants to purchase up to 100,000 shares of the Company's Class B Common Stock at $13.625 per share. The warrants will vest immediately upon the Company's exercise of its option to purchase the Tarzian investment. The option currently expires May 31, 1999 but may be extended month to month by the Company upon payment of an established fee through December 31, 2001.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information regarding the ownership of Class A Common Stock and Class B Common Stock as of March 11, 1999 by (i) any person who is known to the Company to be the beneficial owner of more than five percent of the Class A Common Stock or the Class B Common Stock, (ii) all directors, (iii) all executive officers named in the Summary Compensation Table herein and (iv) all directors and executive officers as a group.


                                                 CLASS A                CLASS B
                                              COMMON STOCK           COMMON STOCK           COMBINED
                                           BENEFICIALLY OWNED      BENEFICIALLY OWNED    VOTING PERCENT
                                         ---------------------    ---------------------    OF COMMON
              NAME                          SHARES      PERCENT     SHARES     PERCENT       STOCK
---------------------------------------  -----------    --------  -----------  --------  ---------------
Robert A. Beizer (1)                              -0-      0.0%      33,509       *            *
Richard L. Boger (1)                          11,651       *         13,744       *            *
Joseph A. Carriere                             6,075       *             -0-      0.0%         *
Hilton H. Howell, Jr. (1), (2), (3), (4)   3,523,782      45.4%      24,750       *            42.6%
Wayne M. Martin                                  362       *            517       *            *
William E. Mayher, III (1)                    13,500       *         18,750       *            *
Zell Miller (1)                                   -0-      0.0%       7,500       *            *
Howell W. Newton (1)                           2,625       *          9,500       *            *
Hugh Norton (1)                               13,500       *         18,750       *            *
Robert S. Prather, Jr. (2), (5)            3,140,073      40.6%      24,200       *            38.1%
Harriett J. Robinson (1), (2), (4), (6)    4,472,082      55.8%     103,900       2.0%         52.5%
J. Mack  Robinson (1), (2), (4), (7)       4,472,082      55.8%     103,900       2.0%         52.5%
James C. Ryan                                     -0-      0.0%       2,019       *            *
Thomas J. Stultz                               2,250       *          1,474       *            *
Bull Run Corporation (8)                   2,921,397      37.8%      11,750       *            35.4%
The Capital Group Companies,
   Inc. (9)                                       -0-      0.0%     401,600       7.8%         *
Mario J. Gabelli (10)                             -0-      0.0%   1,183,200      23.1%          1.6%
Mellon Bank Corporation (11)                      -0-      0.0%     450,000       8.8%         *
George H. Nader (12)                         359,998       5.3%          -0-      0.0%          4.9%
Shapiro Capital Management
   Company, Inc. (13)                         27,598       *      1,562,993      30.5%          2.5%
Standish Ayer and Wood, Inc. (14)                 -0-      0.0%     474,100       9.2%         *
All directors and executive
   officers as a group                     4,836,756      60.7%     241,722       4.6%         57.3%

*       Less than 1%.

(1) Includes options to purchase Class B Common Stock as follows: each of Messrs. Boger, Howell, Mayher, Newton, Norton, Miller and Mrs. Robinson
        - 7,500 shares of Class B Common Stock; Mr. Beizer - 33,000 shares of Class B Common Stock.

(2) Includes 2,017,647 shares of Class A Common Stock and 11,750 shares of Class B Common Stock owned by Bull Run Corporation and warrants to purchase 903,750 shares of Class A Common Stock by Bull Run Corporation as described in footnote (8) below, because Messrs. Howell, Prather and Robinson are directors and officers of Bull Run Corporation and Messrs. Prather and Robinson are principal shareholders of Bull Run Corporation and Mrs. Robinson is the spouse of Mr. Robinson and, as such, may be deemed to have the right to vote or dispose of such shares. Each of Messrs. Howell, Prather, Robinson and Mrs. Robinson disclaims beneficial ownership of the shares owned by Bull Run Corporation.

(3) Includes 58,575 shares of Class A Common Stock owned by Mr. Howell's wife, over which he disclaims beneficial ownership. Excludes 97,500 Class A shares held in trust for Mr. Howell's wife.

(4) Includes as to Messrs. Robinson and Howell and Mrs. Robinson, an aggregate of 480,060 shares of Class A Common Stock and 6,000 shares of Class B Common Stock owned by certain companies of which Mr. Howell is an officer and a director. Mr. Robinson is also an officer, director and a principal or sole shareholder and Mrs. Robinson is also a director of these companies. Also includes warrants to purchase 28,500 shares of Class A Common Stock by one of the above described companies.

(5) Includes 225 shares of Class A Common Stock owned by Mr. Prather's wife, over which he disclaims beneficial ownership.

(6) Includes an aggregate of 366,875 shares of Class A Common Stock and 66,250 shares of Class B Common Stock owned by Mrs. Robinson's husband directly. Also includes warrants to purchase 85,500 shares of Class A Common Stock held by Mrs. Robinson and warrants to purchase 57,000 shares of Class A Common Stock held by Mrs. Robinson's husband. Includes 243,750 shares of Class A Common Stock and 10,000 shares of Class B Common Stock held as trustee for their daughters. Includes warrants to purchase 114,000 shares of Class A Common Stock held as trustee for their daughters. Does not include warrants held by Mrs. Robinson's husband and certain of his affiliates to purchase shares of Class A Common Stock which are not vested and therefore are not exercisable within 60 days. Does not include 1,000 shares of Series A Preferred Stock owned by Bull Run Corporation, none of which is voting or convertible. Also does not include 350 shares of Series B Preferred stock none of which is voting or convertible owned by Mr. Robinson and certain of his affiliates. See "Issuance of Preferred Stock and Warrants." Mrs. Robinson's address is 3500 Tuxedo Road, NW, Atlanta, Georgia 30305.

(7) Includes an aggregate of 418,750 shares of Class A Common Stock and 12,400 shares of Class B Common Stock owned by Mr. Robinson's wife directly and as trustee for their daughters, over which he disclaims beneficial ownership. Also includes warrants to purchase 57,000 shares of Class A Common Stock held by Mr. Robinson and warrants to purchase 85,500 shares of Class A Common Stock held by Mr. Robinson's wife. Includes warrants to purchase 114,000 shares of Class A Common Stock owned held by Mr. Robinson's wife as trustee for their daughters.
        Does not include warrants held by Mr. Robinson and certain of his affiliates to purchase shares of Class A Common Stock which have not vested and therefore are not exercisable within 60 days. Does not include 1,000 shares of Series A Preferred Stock owned by Bull Run Corporation, none of which is voting or convertible. Also does not include 350 shares of Series B Preferred stock none of which is voting or convertible owned by Mr. Robinson and certain of his affiliates. See "Issuance of Preferred Stock and Warrants." Mr. Robinson's address is 4370 Peachtree Road NE, Atlanta, Georgia 30319.

(8) Owned by Bull Run Corporation through its wholly-owned subsidiary, DataSouth Computer Corporation. Includes warrants to purchase 903,750 shares of Class A Common Stock which are exercisable within 60 days. Does not include 1,000 shares of Series A Preferred Stock and 175 shares of Series B Preferred Stock none of which is voting or convertible. Does not include warrants to purchase shares of Class A Common Stock which are not vested and therefore are not exercisable within 60 days. See "Issuance of Preferred Stock and Warrants." The address of Bull Run Corporation is 4370 Peachtree Road NE, Atlanta, Georgia 30319.

(9) This information was furnished to the Company on a Schedule 13G filed by The Capital Group Companies, Inc. and Capital Guardian Trust Company. Capital Guardian Trust Company, a wholly owned subsidiary of The Capital Group Companies, Inc., is the beneficial owner of these shares as a result of its serving as the investment manager of various institutional accounts, but has authority to vote only 167,750 Class B shares. The address of The Capital Group Companies, Inc. and Capital Guardian Trust Company is 333 South Hope Street, Los Angeles, California 90071.

(10) This information was furnished to the Company on a Schedule 13D filed by Gabelli Funds, Inc. and also by Mario J. Gabelli and various entities which he directly or indirectly controls or for which he acts as chief investment officer. The Schedule 13D reports the beneficial ownership of Class B Common Stock as follows: Gabelli Funds, Inc.-522,000 shares; GAMCO Investors, Inc.-634,950 shares; and Gabelli International Limited-26,250 shares. Mr. Gabelli is deemed to have beneficial ownership of all of the securities listed. Gabelli Funds, Inc. is deemed to have beneficial ownership of all of the shares. GAMCO Investors, Inc. only has the authority to vote 604,200 of the shares beneficially held by it. The address of Mr. Gabelli and Gabelli Funds, Inc. is One Corporate Center, Rye, New York 10580.

(11) This information was furnished to the Company on a Schedule 13G filed by Mellon Bank Corporation. The Dreyfus Corporation, a subsidiary of Mellon Bank Corporation, is the beneficial owner of these shares of Class B Common Stock as the result of its serving as an investment adviser. The address of Mellon Bank Corporation is One Mellon Bank Center, Pittsburgh, Pennsylvania 15258.

(12) Mr. Nader's address is P.O. Box 271, 1011 Fifth Avenue, West Point, Georgia 31833.

(13) This information was furnished to the Company by a representative of Shapiro Capital Management Company, Inc., an investment adviser, and also by Samuel R. Shapiro, President, Director and majority shareholder of Shapiro Capital Management Company, Inc. The address of Shapiro Capital Management Company, Inc. is 3060 Peachtree Road NW, Atlanta, Georgia 30306.

(14) This information was furnished to the Company on a Schedule 13G filed by Standish, Ayer & Wood, Inc., One Financial Center, Boston, Massachusetts 02111-2662.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     J. Mack Robinson, President, Chief Executive Officer and a director of the Company, is Chairman of the Board of Bull Run Corporation ("Bull Run") and the beneficial owner of approximately 29.6% of the outstanding shares of common stock, par value $.01 per share ("Bull Run Common Stock"), of Bull Run Corporation (including certain shares as to which such beneficial ownership is disclaimed by Mr. Robinson). Robert S. Prather, Jr., Executive Vice President-Acquisitions and a director of the Company, is President, Chief Executive Officer and a director of Bull Run Corporation and the beneficial owner of approximately 13.3% of the outstanding shares of Bull Run Common Stock (including certain shares as to which such beneficial ownership is disclaimed by Mr. Prather). Bull Run is the owner of 17.0% of the total outstanding common stocks of the Company. Mr. Prather is also a member of the Board of Directors of CSP and Host. Hilton H. Howell, Jr., a director of the Company, is Vice President, Secretary and a director of Bull Run. See "Compensation Committee Interlocks and Insider Participation" for a description of certain business relationships between the Company and Messrs. Prather and Robinson, Host, CSP and Bull Run as set forth in Item 11 hereof.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (A) (1) AND (2) LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES.

     (1)           FINANCIAL STATEMENTS.

     The following consolidated financial statements of Gray Communications Systems, Inc. are included in item 8:

     Report of Independent Auditors

     Consolidated Balance Sheets at December 31, 1998 and 1997

     Consolidated Statements of Operations for the years ended December 31, 1998, 1997 and 1996

     Consolidated Statements of Stockholders' Equity for the years ended December 31, 1998, 1997 and 1996

     Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996

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

     (B)    REPORTS ON FORM 8-K.

     A report on Form 8-K was filed on August 14, 1998, reporting the exchange of the assets of WALB-TV for the assets of WEAU-TV. This report on Form 8-K also reported the acquisition of all of the outstanding common and preferred stock of Busse Broadcasting Corporation. A current report on Form 8K/A was filed on October 14, 1998 as an amendment to the current report on Form 8-K that was filed on August 14, 1998.

     (C)    EXHIBITS.

EXHIBIT NO.                                   DESCRIPTION                                  PAGE
------------                                  -----------                                 ------

    3.1        Restated Articles of Incorporation of Gray Communications
               Systems, Inc., (incorporated by reference to Exhibit 3.1 to the Company's Form 10-K for the fiscal year ended December 31, 1996)



  EXHIBIT
    NO.                                      DESCRIPTION                                  PAGE
------------                                  -----------                                 ------

    3.2      By-Laws of Gray Communications Systems, Inc. as amended
               (incorporated by reference to Exhibit 3.2 to the Company's Form
               10-K for the year ended December 31, 1996)

    3.3      Amendment of the Bylaws of Gray  Communications  Systems,  Inc.,              97
               January 6, 1999

    4.1      Indenture for the Company's 10 5/8% Senior Subordinated Notes due
               2006 (incorporated by reference to Exhibit 4.1 to the Company's registration statement on Form S-1 (Registration No. 333-4338)
               (Exhibit 4.1 to the "Note S-1")

    4.2      Amended and Restated Loan Agreement by and among Gray
               Communications Systems, Inc. as Borrower, NationsBank, NA as
               Syndication Agent and Administrative Agent, Key Corporate Capital
               Inc., as Documentation Agent and The Financial Institutions
               Listed Herein as of July 31, 1998 with NationsBanc Montgomery
               Securities LLC, as Lead Arranger. ( incorporated by reference to Exhibit 10.5 to the Company's Form 10-Q for the quarter ended
               June 30, 1998)

    4.3      Amended and Restated Borrower Security Agreement dated July 31,               98
               1998 by and between Gray Communications  Systems,  Inc. and
               NationsBank N.A. as Administrative Agent

    4.4      Subsidiary Security Agreement dated September 30, 1996 between
               Gray Communications Systems, Inc., its subsidiaries and KeyBank
               National Association (incorporated by reference to Exhibit 4(iii) to the Company's Form 8-K, filed October 15, 1996)

    4.5      Amended and Restated Borrower Pledge Agreement dated July 31, 1998            117
               between Gray Communications Systems, Inc. and NationsBank N.A.
               as Administrative Agent

    4.6      Subsidiary Pledge Agreement dated September 30, 1996 by and among
               WRDW-TV, Inc., WJHG-TV, Inc., Gray Kentucky Television, Inc. and
               KeyBank National Association (incorporated by reference to
               Exhibit 4(v) to the Company's Form 8-K, filed October 15, 1996)

    4.7      Subsidiary Guarantee dated September 30, 1996 between Gray
               Communications Systems, Inc., its subsidiaries and KeyBank
               National Association (incorporated by reference to Exhibit 4(vi) to the Company's Form 8-K, filed October 15, 1996)

    4.8      First Amendment to Amended and Restated Loan Agreement dated as of            141
               the 13th day of November, 1998, by and among Gray Communications
               Systems, Inc., as Borrower, the Banks (as defined in the loan agreement) and NationsBank, N.A., as administrative agent (the
               "Administrative Agent') on behalf of the Banks

    4.9      Second Amendment to Amended and Restated Loan Agreement dated as of           156
               the 3rd day of March, 1999, by and among Gray Communications
               Systems, Inc., as Borrower, the Banks (as defined in the loan agreement) and NationsBank, N.A., as administrative agent on behalf of the Banks


  EXHIBIT
    NO.                                      DESCRIPTION                                  PAGE
------------                                  -----------                                 ------

   4.10      Consent Agreement entered into as of the 26th day of February, 1999           167
               by and among Gray Communications Systems, Inc., as Borrower, the
               Banks (as defined in the Loan Agreement) and NationsBank N.A. as administrative agent on behalf of the Banks

   10.1      Supplemental pension plan (incorporated by reference to Exhibit
               10(a) to the Company's Form 10 filed October 7, 1991, as amended
               January 29, 1992 and March 2, 1992)

   10.2      Long-Term Incentive Plan (incorporated by reference to Exhibit
               10(e) to the Company's Form 10-K for the fiscal year ended June
               30, 1993)

   10.3      Warrant, dated January 4, 1996, to purchase 487,500 shares of
               Class A Common Stock (incorporated by reference to the Note S-1)

   10.4      Employment Agreement, dated February 12, 1996 between the Company and Robert A. Beizer (incorporated by reference to the Note S-1)

   10.5      Form of Preferred Stock Exchange and Purchase Agreement between the Company and Bull Run Corporation (incorporated by reference to the Note S-1)

   10.6      Form of Warrant to purchase 500,000 shares of Class A Common
               Stock (incorporated by reference to the Note S-1)

   10.7      Form of amendment to employment agreement between the Company and
               Robert A. Beizer, dated December 12, 1996 ( incorporated by reference to Exhibit 10.19 to the Company's Form 10-K for the year ended December 31, 1996)

   10.8      Amendment to the Company's Long-Term Incentive Plan
               (incorporated by reference to Exhibit 10.19 to the Company's Form
               10-K for the year ended December 31, 1996)

   10.9      Asset  Purchase  Agreement by and among the Company and  Raycom-U.S.,  Inc.
               and WITN-TV,  Inc.  (incorporated  by reference to Item 10 of the current report filed on Form 8-K (Registration No. 001-13796) on August 14, 1997)

   10.10     Stock Purchase Agreement by and Among Busse Broadcasting
               Corporation, South Street Corporate Recovery Fund I, L.P.,
               Greycliff Leveraged Fund 1993, L.P., South Street Leveraged
               Corporate Recovery Fund, L.P. and Gray Communications Systems,
               Inc., as dated February 13, 1998 ( incorporated by reference to Exhibit 10.15 to the Company's Form 10-K for the year ended
               December 31, 1997)



  EXHIBIT
    NO.                                      DESCRIPTION                                  PAGE
------------                                  -----------                                 ------

   10.11     Amended and Restated Stock Purchase Agreement by and among Busse
               Broadcasting Corporation, South Street Corporate Recovery Fund I,
               L.P., Greycliff Leveraged Fund 1993, L.P., South Street Leveraged
               Corporate Recovery Fund, L.P., South Street Corporate Recovery
               Fund I (International), L.P. and Gray Communications Systems,
               Inc. dated as of June 22, 1998 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended
               June 30, 1998)

   10.12     Asset Purchase Agreement by and among Busse Broadcasting
               Corporation, WEAU License, Inc. and Cosmos Broadcasting
               Corporation dated as of June 22, 1998 (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended
               June 30, 1998)

   10.13     Exchange Agreement by and among Gray Communications Systems,
               Inc., WALB-TV, Inc., WALB Licensee Corporation, Cosmos
               Broadcasting Corporation, Busse Broadcasting Corporation, and
               WEAU License, Inc. dated as of June 22, 1998 (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q for the quarter ended June 30, 1998)

   10.14     Escrow Agreement by and among WALB-TV, Inc. WALB Licensee
               Corporation, Cosmos Broadcasting Corporation and NationsBank, N.
               A. dated as of June 22, 1998 (incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q for the quarter ended
               June 30, 1998)

   10.15     Asset Purchase Agreement by and among WALB-TV, Inc., WALB-TV
               Licensee Corp. and Cosmos Broadcasting Corporation dated as of
               June 22, 1998 (incorporated by reference to Exhibit 10.6 to the
               Company's Form 10-Q for the quarter ended June 30, 1998)

   10.16     Asset Purchase Agreement by and among Gray Communications Systems,            179
               Inc., Gray Communications of Indiana, Inc., News Printing
               Company, Inc., Jane Gemmer and John Gemmer dated as of February
               28, 1999

    21       List of Subsidiaries                                                          229

    23       Consent of Ernst & Young L.L.P. for the financial statements of Gray          230
               Communications Systems, Inc.

    27       Financial Data Schedule for Gray Communications Systems, Inc.                 231
------------------------------------------------------------------------------------------------


(D) FINANCIAL STATEMENT SCHEDULES - The response to this section is submitted as a part of (a)(1) and (2).

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                          GRAY COMMUNICATIONS SYSTEMS, INC.

Date:   March 19, 1999                           By:            /s/ J. MACK ROBINSON
                                                      ------------------------------------------
                                                                  J. Mack Robinson,
                                                        PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date:   March 19, 1999                           By:              /s/ JAMES C. RYAN
                                                      ------------------------------------------
                                                                   James C. Ryan,
                                                              VICE PRESIDENT-FINANCE &
                                                               CHIEF FINANCIAL OFFICER

Date:   March 19, 1999                           By:          /s/ JACKSON S. COWART, IV
                                                      ------------------------------------------
                                                               Jackson S. Cowart, IV,
                                                              CHIEF ACCOUNTING OFFICER

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:   March 19, 1999                           By:         /s/ WILLIAM E. MAYHER, III
                                                      ------------------------------------------
                                                               William E. Mayher, III,
                                                                CHAIRMAN OF THE BOARD

Date:   March 19, 1999                           By:            /s/ J. MACK ROBINSON
                                                      ------------------------------------------
                                                                  J. Mack Robinson,
                                                            PRESIDENT AND CHIEF EXECUTIVE
                                                                OFFICER AND DIRECTOR

Date:   March 19, 1999                           By:            /s/ RICHARD L. BOGER
                                                      ------------------------------------------
                                                             Richard L. Boger, DIRECTOR

Date:   March 19, 1999                           By:          /s/ HILTON H. HOWELL, JR.
                                                      ------------------------------------------
                                                           Hilton H. Howell, Jr., DIRECTOR

Date:   March 19, 1999                           By:            /s/ HOWELL W. NEWTON
                                                      ------------------------------------------
                                                             Howell W. Newton, DIRECTOR

Date:   March 19, 1999                           By:               /s/ HUGH NORTON
                                                      ------------------------------------------
                                                                Hugh Norton, DIRECTOR

Date:   March 19, 1999                           By:         /s/ ROBERT S. PRATHER, JR.
                                                      ------------------------------------------
                                                          Robert S. Prather, Jr., DIRECTOR

Date:   March 19, 1999                           By:          /s/ HARRIETT J. ROBINSON
                                                      ------------------------------------------
                                                           Harriett J. Robinson, DIRECTOR

Date:   March 19, 1999                           By:               /s/ ZELL MILLER
                                                      ------------------------------------------
                                                                Zell Miller, DIRECTOR


                         REPORT OF INDEPENDENT AUDITORS

     We have audited the consolidated financial statements of Gray Communications Systems, Inc. as of December 31, 1998 and 1997, and for each of the three years in the period ended December 31, 1998, and have issued our report thereon dated January 26, 1999. Our audits also included the financial statement schedule listed in Item 14(a). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                   Ernst & Young LLP

Atlanta, Georgia
January 26, 1999

                        GRAY COMMUNICATIONS SYSTEMS, INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


             COL. A                 COL. B            COL. C             COL. D      COL. E
-------------------------------   ----------- ----------------------- ------------ ------------
                                                    ADDITIONS
                                              -----------------------
                                  BALANCE AT  CHARGED    CHARGED TO                BALANCE AT
                                  BEGINNING      TO         OTHER                    END OF
                                  OF PERIOD   COSTS AND   ACCOUNTS     DEDUCTIONS    PERIOD
DESCRIPTION                                   EXPENSES                    (1)
                                  ----------- ---------- ------------ -------------------------
YEAR ENDED DECEMBER 31, 1998
Allowance for doubtful accounts   $1,253,000   $831,000  $ 61,000(2)      $933,000  $1,212,000

YEAR ENDED DECEMBER 31, 1997      $1,450,000   $188,000  $ 31,000(2)      $416,000  $1,253,000
Allowance for doubtful accounts

YEAR ENDED DECEMBER 31, 1996      $  450,000   $894,000  $583,000(2)      $477,000  $1,450,000
Allowance for doubtful accounts

---------------------

(1) Deductions are write-offs of amounts not considered collectible.

(2) Represents amounts recorded in connection with acquisitions.