Form 10-Q
period 1999-03-31
GRAY COMMUNICATIONS SYSTEMS INC /GA/
filed 1999-05-12
CIK 43196

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
  [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999.

                                       OR
  [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

 FOR THE TRANSITION PERIOD FROM _________  TO  _________ .

 COMMISSION FILE NUMBER 1-13796

                        GRAY COMMUNICATIONS SYSTEMS, INC.
          -----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              GEORGIA                                     58-0285030
-------------------------------------         ----------------------------------
  (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                   Identification Number)

                 4370 PEACHTREE ROAD, NE, ATLANTA, GEORGIA 30319
          -----------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip code)

                                 (404) 504-9828
          -----------------------------------------------------------
              (Registrant's telephone number, including area code)

                  126 N. WASHINGTON ST., ALBANY, GEORGIA 31701
          -----------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

 CLASS A COMMON STOCK, (NO PAR VALUE)       CLASS B COMMON STOCK, (NO PAR VALUE)
---------------------------------------     ------------------------------------
 6,832,042 SHARES AS OF MAY 12, 1999        5,132,323 SHARES AS OF MAY 12, 1999

INDEX

                        GRAY COMMUNICATIONS SYSTEMS, INC.


PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements

             Condensed consolidated balance sheets (unaudited) - March 31, 1999 and December 31, 1998

             Condensed consolidated statements of operations (unaudited) - Three months ended March 31, 1999 and 1998;

             Condensed consolidated statement of stockholders' equity (unaudited) - Three months ended March 31, 1999

             Condensed consolidated statements of cash flows (unaudited) - Three months ended March 31, 1999 and 1998

             Notes to condensed consolidated financial statements (unaudited)
             - March 31, 1999

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II.     OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K

SIGNATURES

PART I.      FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS


                                     GRAY COMMUNICATIONS SYSTEMS, INC.
                             CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                                  MARCH 31,      DECEMBER 31,
                                                                    1999             1998
                                                               ---------------- ---------------

CURRENT ASSETS:
     Cash and cash equivalents                                    $ 2,312,580     $ 1,886,723
     Trade accounts receivable, less allowance for doubtful
       accounts of $1,187,000 and  $1,212,000, respectively        21,040,174      22,859,119
     Recoverable income taxes                                       1,752,033       1,725,535
     Inventories                                                    1,111,054       1,191,284
     Current portion of program broadcast rights                    2,223,423       3,226,359
     Other current assets                                           1,063,613         741,007
                                                                  -----------     -----------
Total current assets                                               29,502,877      31,630,027

PROPERTY AND EQUIPMENT:
     Land                                                           2,456,021       2,196,021
     Buildings and improvements                                    13,531,260      12,812,112
     Equipment                                                     69,045,300      65,226,835
                                                                  -----------     -----------
                                                                   85,032,581      80,234,968
     Allowance for depreciation                                   (31,182,233)    (28,463,460)
                                                                  -----------     -----------
                                                                   53,850,348      51,771,508

OTHER ASSETS:
     Deferred loan costs                                            7,950,304       8,235,432
     Goodwill and other intangibles                               387,595,791     376,014,972
     Other                                                          1,346,897       1,322,483
                                                                  -----------     -----------
                                                                  396,892,992     385,572,887
                                                                  -----------     -----------






                                                                 $480,246,217    $468,974,422
                                                                 ============    ============




SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.




                                     GRAY COMMUNICATIONS SYSTEMS, INC.
                       CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (CONTINUED)


                                                                  MARCH 31,      DECEMBER 31,
                                                                    1999             1998
                                                               ---------------- ---------------
CURRENT LIABILITIES:
     Trade accounts payable (includes $80,000 and $880,000
       payable to Bull Run Corporation, respectively)             $ 1,370,778     $ 2,540,770
     Employee compensation and benefits                             4,545,098       5,195,777
     Accrued expenses                                               1,840,505       1,903,226
     Accrued interest                                               9,754,956       5,608,134
     Current portion of program broadcast obligations               2,083,155       3,070,598
     Deferred revenue                                               3,229,145       2,632,564
     Current portion of long-term debt                                380,000         430,000
                                                                  -----------     -----------
Total current liabilities                                          23,203,637      21,381,069

LONG-TERM DEBT                                                    282,882,368     270,225,255

OTHER LONG-TERM LIABILITIES:
     Program broadcast obligations, less current portion              572,930         735,594
     Supplemental employee benefits                                 1,076,761       1,128,204
     Deferred income taxes                                         43,565,642      44,147,642
     Other acquisition related liabilities                          4,406,937       4,653,788
                                                                  -----------     -----------
                                                                   49,622,270      50,665,228
Commitments and contingencies

STOCKHOLDERS' EQUITY:
    Serial Preferred Stock, no par value; authorized
      20,000,000 shares; issued and outstanding 1,350 shares,
       respectively ($13,500,000 aggregate liquidation value)      13,500,000      13,500,000
     Class A Common Stock, no par value; authorized 15,000,000
      shares; issued 7,961,574 shares, respectively                10,683,709      10,683,709
     Class B Common Stock, no par value; authorized 15,000,000
      shares; issued 5,273,046 shares, respectively                66,822,986      66,792,385
     Retained earnings                                             43,684,818      45,737,601
                                                                  -----------     -----------
                                                                  134,691,513     136,713,695
   Treasury Stock at cost, Class A Common, 1,129,532 shares,
      respectively                                                 (8,578,682)     (8,578,682)
   Treasury Stock at cost, Class B Common, 144,590 and 135,080
      shares, respectively                                         (1,574,889)     (1,432,143)
                                                                  -----------     -----------
                                                                  124,537,942     126,702,870
                                                                  -----------     -----------
                                                                 $480,246,217    $468,974,422
                                                                 ============    ============



SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.



                                     GRAY COMMUNICATIONS SYSTEMS, INC.
                        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                --------------------------------
                                                                     1999              1998
                                                                ---------------   --------------
OPERATING REVENUES
    Broadcasting (net of agency commissions)                    $21,168,040       $19,511,064
    Publishing                                                    8,022,053         6,537,335
    Paging                                                        2,201,977         1,933,466
                                                                -------------     -------------
                                                                 31,392,070        27,981,865
EXPENSES
    Broadcasting                                                 12,988,524        12,118,387
    Publishing                                                    6,354,622         5,457,505
    Paging                                                        1,513,645         1,255,605
    Corporate and administrative                                    746,506           660,480
    Depreciation and amortization                                 5,455,817         3,621,584
                                                                -------------     -------------
                                                                 27,059,114        23,113,561
                                                                -------------     -------------
                                                                  4,332,956         4,868,304
Miscellaneous income (expense)                                      421,748          (241,067)
                                                                -------------     -------------
                                                                  4,754,704         4,627,237
Interest expense                                                  6,770,163         5,927,481
                                                                -------------     -------------
    LOSS BEFORE INCOME TAXES                                     (2,015,459)       (1,300,244)
Income tax expense (benefit)                                       (455,000)          182,563
                                                                -------------     -------------
    NET LOSS                                                     (1,560,459)       (1,482,807)
Preferred Dividends                                                 252,501           358,998
                                                                -------------     -------------
    NET LOSS AVAILABLE TO COMMON STOCKHOLDERS                  $ (1,812,960)     $ (1,841,805)
                                                                ============      ============

AVERAGE OUTSTANDING COMMON SHARES:
    Basic                                                        11,954,590        11,880,642
    Diluted                                                      11,954,590        11,880,642

BASIC LOSS PER COMMON SHARE:
        Net loss available to common
               stockholders                                    $      (0.15)     $      (0.16)
                                                                      ======            ======

DILUTED LOSS PER COMMON SHARE:
        Net loss available to common
               stockholders                                    $      (0.15)     $      (0.16)
                                                                      ======            ======










SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.




                                     GRAY COMMUNICATIONS SYSTEMS, INC.
                    CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)



                                  Preferred                Class A                      Class B
                                    Stock                Common Stock                 Common Stock
                                    -----                ------------                 ------------            Retained
                              Shares     Amount       Shares        Amount         Shares         Amount      Earnings
                              ------    -------       ------       -------         ------        -------      --------

Balance at December 31, 1998  1,350   $ 13,500,000    7,961,574  $ 10,683,709    5,273,046    $ 66,792,385 $ 45,737,601

Net loss for the
  three months ended
  March 31, 1999                                                                                             (1,560,459)

Common stock dividends ($.02
  per share)                                                                                                   (239,823)

Preferred stock dividends                                                                                      (252,501)

Issuance of treasury stock:
  401 (k) plan                                                                                      30,601

Purchase of Class B
  Common Stock

                              -----   ------------    ---------  ------------    ---------    ------------ ------------
Balance at March 31, 1999     1,350   $ 13,500,000    7,961,574  $ 10,683,709    5,273,046    $ 66,822,986 $ 43,684,818
                              =====   ============    =========  ============    =========    ============ ============



                                                 Class A                  Class B
                                              Treasury Stock           Treasury Stock
                                              --------------           --------------
                                          Shares        Amount      Shares        Amount         Total
                                          ------       -------      ------       -------         -----

Balance at December 31, 1998            (1,129,532)  $(8,578,682)  (135,080)  $ (1,432,143)  $ 126,702,870

Net loss for the
  three months ended
  March 31, 1999                                                                                (1,560,459)

Common stock dividends ($.02
  per share)                                                                                      (239,823)

Preferred stock dividends                                                                         (252,501)

Issuance of treasury stock:
  401 (k) plan                                                       10,490        114,258         144,859

Purchase of Class B
  Common Stock                                                      (20,000)      (257,004)       (257,004)

                                        ----------   -----------   --------   ------------   -------------
Balance at March 31, 1999               (1,129,532)  $(8,578,682)  (144,590)  $ (1,574,889)  $ 124,537,942
                                        ==========   ===========   ========   ============   =============



SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


                                     GRAY COMMUNICATIONS SYSTEMS, INC.
                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                            THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                     --------------------------------
                                                                          1999             1998
                                                                     --------------   ---------------
  OPERATING ACTIVITIES
  Net loss                                                           $ (1,560,459)    $ (1,482,807)
  Items which did not use (provide) cash:
      Depreciation                                                      2,832,799        1,827,823
      Amortization of intangible assets                                 2,623,018        1,793,761
      Amortization of deferred loan costs                                 285,128          271,174
      Amortization of program broadcast rights                          1,202,465          940,319
      Payments for program broadcast rights                            (1,190,132)        (995,668)
      Supplemental employee benefits                                      (51,443)         (74,851)
      Common Stock contributed to 401(k) Plan                             144,859           83,840
      Deferred income taxes                                              (582,000)        (102,119)
      (Gain) loss on disposal of assets                                  (378,097)         260,930
      Changes in operating assets and liabilities:
         Receivables, inventories and other current assets              2,029,673          272,743
         Accounts payable and other current liabilities                 2,513,733        4,850,232
                                                                        ---------        ---------

                           NET CASH PROVIDED BY OPERATING ACTIVITIES    7,869,544        7,645,377

  INVESTING ACTIVITIES
      Purchase of newspaper business                                  (16,520,701)              -0-
      Purchase of FCC license                                                  -0-        (829,600)
      Purchases of property and equipment                              (2,436,979)      (2,656,786)
      Deferred acquisition costs                                          (66,558)         (93,972)
      Payments on purchase liabilities                                   (404,756)        (210,640)
      Other                                                               395,023         (355,839)
                                                                       ----------       ----------

                               NET CASH USED IN INVESTING ACTIVITIES  (19,033,971)      (4,146,837)

  FINANCING ACTIVITIES
      Dividends paid                                                     (759,825)        (358,607)
      Class A Common Stock transactions                                        -0-          46,843
      Class B Common Stock transactions                                  (257,004)         166,550
      Proceeds from sale of treasury shares                                    -0-         917,938
      Proceeds from borrowings of long-term debt                       23,700,000          500,000
      Payments on long-term debt                                      (11,092,887)      (6,087,555)
                                                                       ----------       ----------

              NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES      11,590,284       (4,814,831)
                                                                       ----------       ----------

  INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        425,857       (1,316,291)
      Cash and cash equivalents at beginning of period                  1,886,723        2,367,300
                                                                       ----------       ----------

                          CASH AND CASH EQUIVALENTS AT END OF PERIOD  $ 2,312,580       $1,051,009
                                                                      ===========       ==========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        GRAY COMMUNICATIONS SYSTEMS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A--BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of Gray Communications Systems, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

NOTE B--BUSINESS ACQUISITIONS

     On April 14, 1999, the Company announced that it had entered into agreements to acquire the CBS affiliates KWTX-TV ("KWTX") located in Waco, Texas and KBTX-TV ("KBTX"), a satellite station of KWTX located in Bryan, Texas, each serving the 95th largest television market of Waco-Temple-Bryan, Texas (as ranked by Nielsen Media Research). In addition, the Company has agreed to acquire KXII-TV ("KXII"), which is the CBS affiliate serving Sherman, Texas and Ada, Oklahoma, the 161st largest television market (as ranked by Nielsen Media Research). These transactions are referred to herein as the "Texas Acquisition." Aggregate consideration for the Texas Acquisition will be approximately $139 million before payment for certain net working capital amounts and other fees and expenses. The Company will acquire KWTX and KBTX in merger transactions with the KWTX and KBTX shareholders receiving a combination of cash and the Company's Class B Common Stock for their shares. The Company will acquire KXII in an all cash transaction. The Texas Acquisition is subject to a number of conditions, including the approval by the shareholders of the Company. In addition, the Texas Acquisition is subject to certain government approvals, including the approval of the Federal Communications Commission.

NOTE C--LONG-TERM DEBT

     The Company's bank loan agreement (the "Senior Credit Facility") provides $200.0 million of committed credit and $100.0 million of uncommitted credit. The Company can borrow the $100.0 million in uncommitted available credit only after approval of the bank consortium. At March 31, 1999, the balance outstanding and the balance available under the $200.0 million committed portion of the Senior Credit Facility were $122.2 million and $77.8 million, respectively, and the interest rate on the balance outstanding was 6.91%. At March 31, 1999, the bank consortium had not committed nor had the Company borrowed any funds under the uncommitted $100.0 million portion of the Senior Credit Facility.

NOTE D--INFORMATION ON BUSINESS SEGMENTS

     The Company operates in three business segments: broadcasting, publishing and paging. The broadcasting segment operates ten television stations located in the southeastern and midwestern United States at March 31, 1999. The publishing segment operates four daily newspapers in three different markets, and an area weekly advertising only publication in Georgia. The paging operations are located in Florida, Georgia, and Alabama. The following tables present certain financial information concerning the Company's three operating segments:

                                                              THREE MONTHS ENDED MARCH 31,
                                                          --------------------------------------
                                                                1999                 1998
                                                          -----------------     ----------------
                                                                     (IN THOUSANDS)
Operating revenues:
     Broadcasting                                           $   21,168            $  19,511
     Publishing                                                  8,022                6,537
     Paging                                                      2,202                1,934
                                                          ------------          -----------
                                                            $   31,392            $  27,982
                                                            ==========            =========

                        GRAY COMMUNICATIONS SYSTEMS, INC.
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(CONTINUED)

NOTE D--INFORMATION ON BUSINESS SEGMENTS (CONTINUED)

                                                              THREE MONTHS ENDED MARCH 31,
                                                          --------------------------------------
                                                                1999                 1998
                                                          -----------------     ----------------
                                                                     (IN THOUSANDS)
Operating income:
      Broadcasting                                          $    3,120           $    3,862
      Publishing                                                 1,032                  785
      Paging                                                       181                  221
                                                            ----------           -----------
Total operating income                                           4,333                4,868
Miscellaneous income and (expense), net                            422                 (241)
Interest expense                                                (6,770)              (5,927)
                                                            ----------           ----------
Loss before income taxes                                    $   (2,015)          $   (1,300)
                                                            ==========           ==========

     Operating income is total operating revenue less operating expenses, excluding miscellaneous income and expense (net) and interest. Corporate and administrative expenses are allocated to operating income based on net segment revenues.

                                                              THREE MONTHS ENDED MARCH 31,
                                                          --------------------------------------
                                                                1999                   1998
                                                          -----------------     ----------------
                                                                     (IN THOUSANDS)
Media Cash Flow:
    Broadcasting                                            $    8,297           $    7,428
    Publishing                                                   1,690                1,097
    Paging                                                         699                  687
                                                           -----------          -----------
                                                             $  10,686           $    9,212
                                                             =========           ==========

 Media Cash Flow reconciliation:
    Operating income                                        $    4,333           $    4,868
    Add:
      Amortization of program license rights                     1,202                  940
      Depreciation and amortization                              5,456                3,622
      Corporate overhead                                           747                  661
      Non-cash compensation and contributions to the
        Company's 401(k) plan, paid in common stock                138                  117
    Less:
      Payments for program license liabilities                  (1,190)                (996)
                                                           -----------           -----------
    Media Cash Flow                                         $   10,686           $    9,212
                                                            ===========          ==========

     "Media Cash Flow" is defined as operating income, plus depreciation and amortization (including amortization of program license rights), non-cash compensation and corporate overhead, less payments for program license liabilities. The Company has included Media Cash Flow data because such data are commonly used as a measure of performance for media companies and are also used by investors to measure a company's ability to service debt. Media Cash Flow is not, and should not be used as, an indicator or alternative to operating income, net income or cash flow as reflected in the Company's unaudited Condensed Consolidated Financial Statements. Media Cash Flow is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

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

     On March 1, 1999, the Company acquired substantially all of the assets of THE GOSHEN NEWS (the "Goshen Acquisition") for aggregate cash consideration of approximately $16.7 million. THE GOSHEN NEWS is a 17,000 circulation afternoon newspaper serving Goshen, Indiana and surrounding areas. The Company financed the acquisition through its bank loan agreement (the "Senior Credit Facility").

     On July 31, 1998, the Company completed the purchase of all of the outstanding capital stock of Busse Broadcasting Corporation ("Busse"). The purchase price of approximately $120.5 million included associated transaction costs of $2.9 million and Busse's cash and cash equivalents of $5.6 million. Immediately prior to the Company's acquisition of Busse, Cosmos Broadcasting Corporation acquired the assets of WEAU-TV ("WEAU") from Busse and exchanged them for the assets of WALB-TV, Inc. ("WALB"), the Company's NBC affiliate in Albany, Georgia. In exchange for the assets of WALB, the Company received the assets of WEAU, which were valued at $66.0 million, and approximately $12.0 million in cash for a total value of $78.0 million. The Company recognized a pre-tax gain of approximately $70.6 million and estimated deferred income taxes of approximately $27.5 million in connection with the exchange of WALB. As a result of these transactions, the Company added the following television stations to its existing broadcasting group: KOLN-TV("KOLN"), the CBS affiliate serving the Lincoln-Hastings-Kearney, Nebraska market; its satellite station KGIN-TV ("KGIN"), the CBS affiliate serving Grand Island, Nebraska; and WEAU, an NBC affiliate serving the La Crosse-Eau Claire, Wisconsin market. These transactions also satisfied the Federal Communication Commission's (the "FCC") requirement for the Company to divest itself of WALB.

     The Company derives its revenues from its television broadcasting, publishing and paging operations. The operating revenues of the Company's television stations are derived primarily from broadcast advertising revenues and, to a much lesser extent, from compensation paid by the networks to the stations for broadcasting network programming. The operating revenues of the Company's publishing operations are derived from retail advertising, circulation and classified revenue. Paging revenue is derived primarily from the sale and leasing of pagers and paging services.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

INTRODUCTION (CONTINUED)

     Set forth below, for the periods indicated, is certain information concerning the relative contributions of the Company's television broadcasting, publishing and paging operations.

                                               THREE MONTHS ENDED MARCH 31,
                          -----------------------------------------------------------------------
                                        1999                                  1998
                          ----------------------------------    ---------------------------------
                                               PERCENT OF                            PERCENT OF
                              AMOUNT              TOTAL             AMOUNT             TOTAL
                          ----------------    --------------    ----------------    -------------
                                                   (DOLLARS IN THOUSANDS)
TELEVISION BROADCASTING
Revenues                      $21,168             67.4%             $19,511            69.7%
Operating income (1)            3,637             71.3                4,336            78.2

PUBLISHING
Revenues                      $ 8,022             25.6%             $ 6,537            23.4%
Operating income (1)            1,228             24.1                  944            17.0

PAGING
Revenues                      $ 2,202              7.0%             $ 1,934             6.9%
Operating income (1)              235              4.6                  268             4.8

(1) Represents income before miscellaneous income (expense), allocation of corporate overhead, interest expense and income taxes.

     In the Company's broadcasting operations, broadcast advertising is sold for placement either preceding or following a television station's network programming and within local and syndicated programming. Broadcast advertising is sold in time increments and is priced primarily on the basis of a program's popularity among the specific audience an advertiser desires to reach, as measured by Nielsen Media Research. In addition, broadcast advertising rates are affected by the number of advertisers competing for the available time, the size and demographic makeup of the market served by the station and the availability of alternative advertising media in the market area. Broadcast advertising rates are the highest during the most desirable viewing hours, with corresponding reductions during other hours. The ratings of a local station affiliated with a major network can be affected by ratings of network programming.

     Most broadcast advertising contracts are short-term, and generally run only for a few weeks. Approximately 59.0% of the gross revenues of the Company's television stations for the three months ended March 31, 1999 were generated from local advertising, which is sold primarily by a station's sales staff directly to local accounts, and the remainder represented primarily national advertising, which is sold by a station's national advertising sales representative. The stations generally pay commissions to advertising agencies on local, regional and national advertising. The stations also pay commissions to the national sales representative on national advertising.

     Broadcast advertising revenues are generally highest in the second and fourth quarters each year, due in part to increases in consumer advertising in the spring and retail advertising in the period leading up to and including the holiday season. In addition, broadcast advertising revenues are generally higher during even numbered election years due to spending by political candidates and other political advocacy groups, which spending typically is heaviest during the fourth quarter.

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

     The broadcasting operations' primary operating expenses are employee compensation, related benefits and programming costs. The publishing operations' primary operating expenses are employee compensation, related benefits and newsprint costs. The paging operations' primary operating expenses are employee compensation and telephone and other communications costs. In addition, the broadcasting, publishing and paging operations incur overhead expenses, such as maintenance, supplies, insurance, rent and utilities. A large portion of the operating expenses of the broadcasting, publishing and paging operations is fixed, although the Company has experienced variability in its newsprint costs in recent years.

MEDIA CASH FLOW

     The following table sets forth certain operating data for the broadcasting, publishing and paging operations for the three months ended March 31, 1999 and 1998:

                                                              THREE MONTHS ENDED MARCH 31,
                                                          --------------------------------------
                                                                1999                 1998
                                                          -----------------     ----------------
                                                                     (IN THOUSANDS)
Operating income                                            $   4,333             $  4,868
Add:
  Amortization of program license rights                        1,202                  940
  Depreciation and amortization                                 5,456                3,622
  Corporate overhead                                              747                  661
  Non-cash compensation and contributions to the
    Company's 401(k) plan, paid in common stock                   138                  117
Less:
  Payments for program license liabilities                     (1,190)                (996)
                                                           -----------           ----------
Media Cash Flow (1)                                         $  10,686            $   9,212
                                                           ===========           ==========

(1) Of Media Cash Flow for the three months ended March 31, 1999 and 1998, $8.3 million and $7.4 million, respectively, was attributable to the Company's broadcasting operations; $1.7 million and $1.1 million, respectively, was attributable to the Company's publishing operations; and $699,000 and $687,000, respectively, was attributable to the Company's paging operations

     "Media Cash Flow" is defined as operating income, plus depreciation and amortization (including amortization of program license rights), non-cash compensation and corporate overhead, less payments for program license liabilities. The Company has included Media Cash Flow data because such data are commonly used as a measure of performance for media companies and are also used by investors to measure a company's ability to service debt. Media Cash Flow is not, and should not be used as, an indicator or alternative to operating income, net income or cash flow as reflected in the Company's unaudited Condensed Consolidated Financial Statements. Media Cash Flow is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


RESULTS OF OPERATIONS (CONTINUED)

CASH FLOW PROVIDED BY (USED IN) OPERATING, INVESTING AND FINANCING ACTIVITIES

     The following table sets forth certain cash flow data for the Company for the three months ended March 31, 1999 and 1998.

                                                              THREE MONTHS ENDED MARCH 31,
                                                          --------------------------------------
                                                                1999                 1998
                                                          -----------------     ----------------
                                                                     (IN THOUSANDS)
Cash flows provided by (used in)
  Operating activities                                      $   7,870             $  7,645
  Investing activities                                        (19,034)              (4,147)
  Financing activities                                         11,590               (4,815)

BROADCASTING, PUBLISHING AND PAGING REVENUES

     Set forth below are the principal types of broadcasting, publishing and paging revenues earned by the Company's broadcasting, publishing and paging operations for the periods indicated and the percentage contribution of each to the Company's total revenues:

                                                                     THREE MONTHS ENDED MARCH 31,
                                               ----------------------------------------------------------------------
                                                          1999                                    1998
                                               ------------------------------    ------------------------------------
                                                                  PERCENT OF                               PERCENT OF
                                                  AMOUNT             TOTAL              AMOUNT                TOTAL
                                               -------------    -------------    -------------------   --------------
                                                                     (DOLLARS IN THOUSANDS)
BROADCASTING
NET REVENUES:

   Local                                         $12,524                 39.9%           $10,898                 38.9%
   National                                        5,503                 17.5              5,570                 19.9
   Network compensation                            1,396                  4.4              1,215                  4.3
   Political                                          49                  0.2                193                  0.7
   Production and other                            1,696                  5.4              1,635                  5.9
                                                 -------              -------            -------              -------

                                                 $21,168                 67.4%           $19,511                 69.7%
                                                 =======              =======            =======              =======

PUBLISHING
NET REVENUES:
   Retail                                        $ 3,682                 11.7%           $ 2,977                 10.6%
   Classified                                      2,554                  8.1              2,085                  7.5
   Circulation                                     1,502                  4.8              1,279                  4.6
   Other                                             284                  1.0                196                  0.7
                                                 -------              -------            -------              -------
                                                 $ 8,022                 25.6%           $ 6,537                 23.4%
                                                 =======              =======            =======              =======


PAGING
NET REVENUES:
   Paging lease, sales and service               $ 2,202                  7.0%           $ 1,934                  6.9%
                                                 =======              =======            =======              =======

TOTAL                                            $31,392                100.0%           $27,982                100.0%
                                                 =======              =======            =======              =======

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

     REVENUES. Total revenues for the three months ended March 31, 1999 increased $3.4 million, or 12.2%, over the same period of the prior year, to $31.4 million from $28.0 million. This increase was primarily attributable to the (i) revenues resulting from the acquisition of KOLN, KGIN and WEAU (the "Busse Stations") which were purchased on July 31, 1998, (ii) increased publishing revenues and (iii) increased paging revenues, offset by a decrease in revenues due to the disposition on July 31, 1998 of WALB.

     Broadcasting revenues increased $1.7 million, or 8.5%, over the same period of the prior year, to $21.2 million from $19.5 million. The acquisition of the Busse Stations accounted for an increase of $4.5 million. This increase was partially offset by a decrease in revenues of $2.4 million resulting from the sale of WALB and by a decrease in political advertising revenue. On a pro forma basis, assuming the acquisition of the Busse Stations had been effective on January 1, 1998, broadcasting revenues for the Busse Stations for the three months ended March 31, 1999 decreased $191,000, or 4.0%, when compared to the same period of the prior year to $4.5 million from $4.7 million. Broadcasting revenues, excluding the results of the Busse Stations and WALB, decreased $456,000, or 2.7%, over the same period of the prior year, to $16.6 million from $17.1 million. This decrease was due primarily to a decrease in national advertising revenue and political advertising revenue of $520,000 and $188,000, respectively, partially offset by an increase in local advertising revenue of $231,000. This decrease in nonpolitical advertising revenue was due primarily to an absence of Olympic advertising revenue during the first quarter of 1999.

     Publishing revenues increased $1.5 million, or 22.7%, over the same period of the prior year, to $8.0 million from $6.5 million. The increase in publishing revenues was due primarily to increased revenues from the Company's existing publishing operations and from the revenues provided by THE GOSHEN NEWS which was acquired on March 1, 1999. Revenues from the Company's existing publishing operations increased $953,000, or 14.6%, over the same period of the prior year, to $7.5 million from $6.5 million. The primary components of the $953,000 increase in revenues from existing operations were increases in retail advertising, classified advertising and circulation revenue of $464,000, $353,000 and $121,000, respectively. THE GOSHEN NEWS provided revenues of $533,000 from the date of its purchase through March 31, 1999.

     Paging revenues increased $268,000, or 13.9%, over the same period of the prior year, to $2.2 million from $1.9 million. The increase was attributable primarily to an increase in the number of pagers in service. The Company had approximately 87,000 pagers and 73,000 pagers in service at March 31, 1999 and 1998, respectively.

     OPERATING EXPENSES. Operating expenses for the three months ended March 31, 1999 increased $3.9 million, or 17.1%, over the same period of the prior year, to $27.1 million from $23.1 million, due primarily to increased broadcasting expenses, publishing expenses, paging expenses, depreciation expense and amortization expense.

     Broadcasting expenses increased $870,000, or 7.2%, over the three months ended March 31, 1999, to $13.0 million from $12.1 million. The acquisition of the Busse Stations accounted for an increase of $2.3 million. This increase was partially offset by a decrease in expenses of $1.1 million resulting from the sale of WALB. On a pro forma basis, assuming the acquisition of the Busse Stations had been effective on January 1, 1998, broadcasting expenses of $2.3 million for the Busse Stations for the three months ended March 31, 1999 were consistent with those of the prior year. Broadcasting expenses, excluding the results of the Busse Stations and WALB, decreased $340,000, or 3.1%, to $10.7 million from $11.1 million. This decrease was due primarily to decreases in payroll and other expenses of $294,000 and $165,000, respectively, partially offset by an increase in syndicated film costs of $119,000.

     Publishing expenses for the three months ended March 31, 1999 increased $897,000, or 16.4%, from the same period of the prior year, to $6.4 million from $5.5 million. The increase in publishing expenses was due primarily to increased expenses from the Company's existing publishing operations and from the expenses of THE GOSHEN NEWS. Expenses from the Company's existing publishing operations increased $551,000, or 10.1%, over the same period of the prior year, to $6.0 million from $5.5 million. The increase in expenses at the Company's existing publishing operations was due primarily to payroll and transportation costs associated with increased circulation at

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998 (CONTINUED)

one of the Company's daily newspapers. THE GOSHEN NEWS recorded expenses of $346,000 for the three months ended March 31, 1999.

     Paging expenses increased $258,000 or 20.5%, over the same period of the prior year, to $1.5 million from $1.3 million. The increase was attributable primarily to an increase in the number of pagers in service.

     Corporate and administrative expenses increased $87,000, or 13.2%, to $747,000 for the three months ended March 31, 1999 from $660,000 for the three months ended March 31, 1998. The increase was due primarily to increased payroll expense and other operating expenses.

     Depreciation of property and equipment and amortization of intangible assets was $5.5 million for the three months ended March 31, 1999, as compared to $3.6 million for the same period of the prior year, an increase of $1.8 million, or 50.7%. This increase was primarily the result of higher depreciation and amortization costs related to the acquisition of the Busse Stations and THE GOSHEN NEWS.

     MISCELLANEOUS INCOME (EXPENSE). Miscellaneous income for the three months ended March 31, 1999 was $422,000 and miscellaneous expense for the three months ended March 31, 1998 was $241,000. The change in miscellaneous income (expense) of $663,000 was due primarily to the gain of $450,000 recognized upon the sale of one of the Company's weekly advertising publications in February 1999.

     INTEREST EXPENSE. Interest expense increased $843,000, or 14.2%, to $6.8 million for the three months ended March 31, 1999 from $5.9 million for the three months ended March 31, 1998. This increase was attributable primarily to increased levels of debt resulting from the financing of the acquisitions of the Busse Stations and THE GOSHEN NEWS.

     INCOME TAX EXPENSE (BENEFIT). Income tax benefit for the three months ended March 31, 1999 was $455,000 and income tax expense for the three months ended March 31, 1998 was $183,000. The decrease in income tax expense of $638,000 was due primarily to the utilization of benefits from available net operating loss carrybacks in 1999 that were not available to the Company in 1998.

     NET LOSS AVAILABLE TO COMMON STOCKHOLDERS. Net loss available to common stockholders of the Company was $1.8 million for the three months ended March 31, 1999 and 1998, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     The Senior Credit Facility provides $200.0 million of committed credit and $100.0 million of uncommitted credit. The Company can borrow the $100.0 million in uncommitted available credit only after approval of the bank consortium. At March 31, 1999, the balance outstanding and the balance available under the $200.0 million portion of the Senior Credit Facility were $122.2 million and $77.8 million, respectively, and the interest rate on the balance outstanding was 6.91%. At March 31, 1999, the bank consortium had not committed nor had the Company borrowed any funds under the uncommitted $100.0 million portion of the Senior Credit Facility.

     The Company's working capital was $6.3 million and $10.2 million at March 31, 1999 and December 31, 1998, respectively. The Company's cash provided from operations was $7.9 million and $7.6 million for the three months ended March 31, 1999 and 1998, respectively.

     The Company's cash used in investing activities was $19.0 million and $4.1 million for the three months ended March 31, 1999 and 1998, respectively. The increased usage of $14.9 million from 1998 to 1999 was primarily due to the Goshen Acquisition.

     The Company's cash provided by financing activities was $11.6 million for the three months ended March 31, 1999 and the cash used in financing activities was $4.8 million for the first quarter of the prior year. The increase

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

in cash provided by financing activities resulted primarily from increased borrowings on long term debt to fund the Goshen Acquisition.

     During the three months ended March 31, 1999, the Company issued 10,490 shares of Class B Common Stock from treasury to fulfill obligations under its employee benefit plan. The Company also purchased 20,000 shares of Class B Common Stock for $257,004 during the three months ended March 31, 1999.

     The Company regularly enters into program contracts for the right to broadcast television programs produced by others and program commitments for the right to broadcast programs in the future. Such programming commitments are generally made to replace expiring or canceled program rights. Payments under such contracts are made in cash or the concession of advertising spots for the program provider to resell, or a combination of both. During the three months ended March 31, 1999, the Company paid $1.2 million for such program broadcast rights.

     The Company and its subsidiaries file a consolidated federal income tax return and such state or local tax returns as are required. As of March 31, 1999, the Company anticipates that it will generate taxable operating losses for the foreseeable future.

     On March 1, 1999, the Company acquired substantially all of the assets of THE GOSHEN NEWS for aggregate cash consideration of approximately $16.7 million. THE GOSHEN NEWS is a 17,000 circulation afternoon newspaper serving Goshen, Indiana and surrounding areas. The Company financed the acquisition through its Senior Credit Facility.

     On April 14, 1999, the Company announced that it had entered into agreements to acquire the CBS affiliates KWTX-TV ("KWTX") located in Waco, Texas and KBTX-TV ("KBTX"), a satellite station of KWTX located in Bryan, Texas, each serving the 95th largest television market of Waco-Temple-Bryan, Texas (as ranked by Nielsen Media Research). In addition, the Company has agreed to acquire KXII-TV ("KXII"), which is the CBS affiliate serving Sherman, Texas and Ada, Oklahoma, the 161st largest television market (as ranked by Nielsen Media Research). These transactions are referred to herein as the "Texas Acquisition." Aggregate consideration for the Texas Acquisition will be approximately $139 million before payment for certain net working capital amounts and other fees and expenses. The aggregate consideration for KWTX and KBTX will be $97.5 million before consideration for certain net working capital amounts. The amount of consideration paid in shares of the Company's Class B Common Stock will not be less than 40% of the aggregate consideration for KWTX and KBTX. The Company will acquire substantially all of the assets of KXII for $41.5 million in cash plus cash payments for certain accounts receivable. The Company currently plans to finance the cash portion of the Texas Acquisition through borrowings under its Senior Credit Facility or issuance of senior debt. The Company currently plans to request its lenders to commit to the Company all or a portion of the $100.0 million of uncommitted credit to facilitate the additional borrowings under the Senior Credit Facility.

     On January 28, 1999, Bull Run Corporation ("Bull Run"), a principal shareholder of the Company, acquired 301,119 shares of the outstanding common stock of Sarkes Tarzian, Inc. ("Tarzian") from the Estate of Mary Tarzian (the "Estate") for $10.0 million. The acquired shares (the "Tarzian Shares") represent 33.5% of the total outstanding common stock of Tarzian (both in terms of the number of shares of common stock outstanding and in terms of voting rights), but such investment represents 73% of the equity of Tarzian for purposes of dividends as well as distributions in the event of any liquidation, dissolution or other termination of Tarzian. Tarzian has filed a complaint in the United States District Court for the Southern District of Indiana, claiming that it had a binding contract with the Estate to purchase the Tarzian Shares from the Estate prior to Bull Run's purchase of the shares, and requests judgment providing that the Estate be required to sell the Tarzian Shares to Tarzian. Bull Run has granted an option to the Company to purchase the Tarzian Shares. Tarzian owns and operates two television stations and four radio stations: WRCB-TV Channel 3 in Chattanooga, Tennessee, an NBC affiliate; KTVN-TV Channel 2 in Reno, Nevada, a CBS affiliate; WGCL-AM and WTTS-FM in Bloomington, Indiana; and WAJI-FM

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED) and WLDE-FM in Fort Wayne, Indiana. The Chattanooga and Reno markets rank as the 87th and the 108th largest television markets in the United States, respectively, as ranked by Nielsen Media Research.

     The Company has an option agreement with Bull Run, whereby the Company has the option to acquire the Tarzian Shares from Bull Run for an amount equal to Bull Run's purchase price for the Tarzian Shares and related costs. The option agreement currently expires on May 31, 1999. However, the Company may extend the option period in increments of thirty days through December 31, 2001 and each thirty day extension would require a payment of $66,700 to Bull Run. In connection with the option agreement, the Company granted to Bull Run warrants to purchase up to 100,000 shares of the Company's Class B Common Stock at $13.625 per share. The warrants vest immediately upon the Company's exercise of its option to purchase the Tarzian Shares. Neither Bull Run's investment nor the Company's potential investment is presently attributable under the ownership rules of the FCC. If the Company exercises the option agreement, the Company plans to fund the acquisition through its Senior Credit Facility.

     Management believes that current cash balances, cash flows from operations and the borrowings under its Senior Credit Facility will be adequate to provide for the Company's capital expenditures, debt service, cash dividends and working capital requirements for the forseeable future.

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

        REMEDIATION: For those systems which are not Year 2000 Compliant, a plan is derived to make the systems Year 2000 Compliant. These solutions have included modification or replacement of existing systems. The REMEDIATION phase is approximately 60% complete.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


IMPACT OF YEAR 2000 (CONTINUED)

        TESTING: Test remediated systems to assure normal function when placed in their original operating environment and further test for Year 2000 Compliance. The TESTING phase of the program is approximately 33% complete and the Company anticipates that it will be completed by September 30, 1999.

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

     The Company does not presently believe that the estimated total Year 2000 project cost will exceed $750,000. Most of this cost will be realized over the estimated useful lives of the new hardware and software; however, any third party consulting fees would be expensed in the period the services are rendered. To date, the Company has identified several minor systems that are not Year 2000 Compliant and these systems are in the process of being replaced. However, the Company has not incurred significant expenses associated with the Year 2000 Issue. As of March 31, 1999, no IT projects have been deferred due to the Company's efforts related to the Year 2000 Issue.

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

PART II.       OTHER INFORMATION

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

      (a)      Exhibits


               10.1 - Agreement and Plan of Merger by and among Gray
                    Communications Systems, Inc., Gray Communications of Texas,
                    Inc. and KWTX Broadcasting Company dated as of April 13,
                    1999

               10.2 - Agreement and Plan of Merger by and among Gray
                    Communications Systems, Inc., Gray Communications of Texas,
                    Inc. and Brazos Broadcasting Company dated as of April 13,
                    1999

               10.3 - Asset Purchase Agreement by and among Gray Communications
                    Systems, Inc., Gray Communications of Texas-Sherman, Inc.,
                    KXII Licensee Corp., KXII Television, Ltd., K-Twelve, Ltd.,
                    KBI 1, Inc., KBI 2 Inc., KXII Properties, Inc. and the
                    Shareholders of KXII Properties, Inc. dated as of April 26,
                    1999

               27   - Financial Data Schedule

      (b)      Reports on Form 8-K

               None

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       GRAY COMMUNICATIONS SYSTEMS, INC.
                                                  (Registrant)




Date: May 12, 1999                     By:      /s/ James C. Ryan
------------------                          --------------------------
                                                    James C. Ryan,
                                            Vice President - Finance &
                                             Chief Financial Officer