Form 10-Q
period 1999-06-30
GRAY COMMUNICATIONS SYSTEMS INC /GA/
filed 1999-08-04
CIK 43196

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                    Form 10-Q
(Mark one)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended June 30, 1999.

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

                4370 Peachtree Road, NE, Atlanta, Georgia 30319
               -------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip code)

                                 (404) 504-9828
               -------------------------------------------------
              (Registrant's telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

  Class A Common Stock (No Par          Class B Common Stock (No Par
             Value)                                Value)
---------------------------------      -------------------------------
 6,832,042 shares as of                    5,144,393 shares as of
     August 4, 1999                            August 4, 1999

INDEX
-----

                        GRAY COMMUNICATIONS SYSTEMS, INC.

PART I.       FINANCIAL INFORMATION                                    PAGE
-------       ---------------------                                    ----

Item 1.       Financial Statements

              Condensed consolidated balance sheets - June 30, 1999      3
              (Unaudited), and December 31, 1998

              Condensed consolidated statements of operations            5
              (Unaudited) - Three months ended June 30, 1999 and 1998; Six months ended June 30, 1999 and 1998

              Condensed consolidated statement of stockholders'          6
              equity (Unaudited) -  Six months ended June 30, 1999

              Condensed consolidated statements of cash flows            7
              (Unaudited) - Six months ended June 30, 1999 and 1998

              Notes to condensed consolidated financial statements       8
              (Unaudited) - June 30, 1999

Item 2.       Management's Discussion and Analysis of Financial         11
              Condition and Results of Operations

PART II.      OTHER INFORMATION
--------      -----------------

Item 6.       Exhibits and Reports on Form 8-K                          21

SIGNATURES
----------

PART I.     FINANCIAL INFORMATION
-------     ---------------------

ITEM 1.     FINANCIAL STATEMENTS


                        GRAY COMMUNICATIONS SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                       June 30,     December 31,
                                                         1999          1998
                                                     ----------- --------------
                                                     (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                       $ 5,084,986  $ 1,886,723
     Trade accounts receivable, less allowance for
        doubtful accounts of $1,239,000 and
        $1,212,000, respectively                      22,794,918   22,859,119
     Recoverable income taxes                          1,586,515    1,725,535
     Inventories                                         877,689    1,191,284
     Current portion of program broadcast rights       1,206,179    3,226,359
     Other current assets                              1,013,609      741,007
                                                     -----------  -----------
Total current assets                                  32,563,896   31,630,027

PROPERTY AND EQUIPMENT:
     Land                                              2,456,020    2,196,021
     Buildings and improvements                       13,555,417   12,812,112
     Equipment                                        70,878,159   65,226,835
                                                     -----------  -----------
                                                      86,889,596   80,234,968
     Allowance for depreciation                      (34,005,075) (28,463,460)
                                                     -----------  -----------
                                                      52,884,521   51,771,508

OTHER ASSETS:
     Deferred loan costs                               7,691,525    8,235,432
     Goodwill and other intangibles:
      Licenses and network affiliation agreements    342,021,586  346,433,820
      Goodwill                                        40,836,795   28,766,950
      Consulting and noncompete agreements             2,116,783      814,202
     Other                                             2,712,607    1,322,483
                                                     -----------  -----------
                                                     395,379,296  385,572,887
                                                     -----------  -----------


                                                    $480,827,713 $468,974,422
                                                    ============ ============

See notes to condensed consolidated financial statements.

                        GRAY COMMUNICATIONS SYSTEMS, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)


                                                       June 30,   December 31,
                                                         1999         1998
                                                     ----------- --------------
                                                     (Unaudited)
CURRENT LIABILITIES:
     Trade accounts payable (includes $0 and
        $880,000 payable to Bull Run Corporation,
        respectively)                                 $  804,580  $ 2,540,770
     Employee compensation and benefits                4,717,646    5,195,777
     Accrued expenses                                  2,310,503    1,903,226
     Accrued interest                                  5,049,157    5,608,134
     Current portion of program broadcast obligations  1,027,539    3,070,598
     Deferred revenue                                  3,247,597    2,632,564
     Current portion of long-term debt                   385,000      430,000
                                                     -----------  -----------
Total current liabilities                             17,542,022   21,381,069

LONG-TERM DEBT                                       291,286,715  270,225,255

OTHER LONG-TERM LIABILITIES:
     Program broadcast obligations, less current
        portion                                          416,685      735,594
     Supplemental employee benefits                    1,052,384    1,128,204
     Deferred income taxes                            43,119,641   44,147,642
     Other acquisition related liabilities             4,227,595    4,653,788
                                                     -----------  -----------
                                                      48,816,305   50,665,228
Commitments and contingencies

STOCKHOLDERS' EQUITY:
    Serial Preferred Stock, no par value; authorized
     20,000,000 shares; issued and outstanding 1,350
     shares, respectively ($13,500,000 aggregate
     liquidation value, respectively)                 13,500,000   13,500,000
    Class A Common Stock, no par value; authorized
       15,000,000  shares; issued 7,961,574 shares,
       respectively                                   10,683,709   10,683,709
     Class B Common Stock, no par value; authorized
       15,000,000 shares; issued 5,273,046 shares,
       respectively                                   66,866,468   66,792,385
     Retained earnings                                42,112,478   45,737,601
                                                     -----------  -----------
                                                     133,162,655  136,713,695
   Treasury Stock at cost, Class A Common Stock,
     1,129,532 shares, respectively                   (8,578,682)  (8,578,682)
   Treasury Stock at cost, Class B Common Stock,
     128,653 and 135,080 shares, respectively         (1,401,302)  (1,432,143)
                                                     -----------  -----------
                                                     123,182,671  126,702,870
                                                     -----------  -----------

                                                    $480,827,713 $468,974,422
                                                     ============ ============

See notes to condensed consolidated financial statements.

                        GRAY COMMUNICATIONS SYSTEMS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                      Three Months Ended       Six Months Ended
                                           June 30,                June 30,
                                     ----------------------  ---------------------

                                         1999        1998       1999         1998
                                     ----------- ----------  ----------  ----------
OPERATING REVENUES
   Broadcasting (net of agency
     commissions)                  $23,137,952  $22,689,990 $44,305,992 $42,201,054
   Publishing                        9,535,608    7,379,114  17,557,661  13,916,449
   Paging                            2,355,609    1,991,407   4,557,586   3,924,873
                                    ----------   ----------  ----------  ----------
                                    35,029,169   32,060,511  66,421,239  60,042,376
EXPENSES
   Broadcasting                     13,684,523   12,661,021  26,673,047  24,779,408
   Publishing                        7,355,448    5,983,435  13,710,070  11,440,940
   Paging                            1,724,483    1,327,495   3,238,128   2,583,100
   Corporate and administrative        940,644      656,449   1,687,150   1,316,929
   Depreciation and amortization     5,663,547    4,221,723  11,119,364   7,843,307
                                    ----------   ----------  ----------  ----------
                                    29,368,645   24,850,123  56,427,759  47,963,684
                                    ----------   ----------  ----------  ----------
                                     5,660,524    7,210,388   9,993,480  12,078,692
Miscellaneous income (expense), net     34,613      (73,209)    456,361    (314,276)
                                    ----------   ----------  ----------  ----------
                                     5,695,137    7,137,179  10,449,841  11,764,416
Interest expense                     7,004,508    6,039,258  13,774,671  11,966,739
                                    ----------   ----------  ----------  ----------
   INCOME (LOSS) BEFORE INCOME TAXES(1,309,371)   1,097,921  (3,324,830)   (202,323)
Income tax expense (benefit)          (229,000)     260,814    (684,000)    443,377
                                    ----------   ----------  ----------  ----------
   NET INCOME(LOSS)                 (1,080,371)     837,107  (2,640,830)   (645,700)
Preferred Dividends                    252,501      358,998     505,002     717,996
                                    ----------   ----------  ----------  ----------
   NET INCOME (LOSS) AVAILABLE TO
    COMMON STOCKHOLDERS            $(1,332,872) $   478,109 $(3,145,832)$(1,363,696)
                                    ===========  ==========  ==========  ==========
AVERAGE OUTSTANDING COMMON SHARES:
   Basic                            11,966,489   11,916,754  11,960,572  11,898,798
   Stock compensation awards                -0-     599,413          -0-         -0-
                                    ----------   ----------  ----------  ----------
   Diluted                          11,966,489   12,516,167  11,960,572  11,898,798
                                    ===========  ==========  ==========  ==========
BASIC EARNINGS (LOSS) PER COMMON
    SHARE:
       Net income (loss) available
       to common stockholders        $   (0.11) $      0.04  $    (0.26)     $(0.11)
                                     ==========  ==========  ==========  ==========

DILUTED EARNINGS (LOSS) PER COMMON
    SHARE:
       Net income (loss) available
       to common stockholders        $   (0.11) $      0.04  $    (0.26)     $(0.11)
                                     ==========  ==========  ==========  ==========

See notes to condensed consolidated financial statements.

                        GRAY COMMUNICATIONS SYSTEMS, INC.

      CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)

                                       Preferred                 Class A                  Class B
                                         Stock                 Common Stock             Common Stock
                                  ---------------------- ------------------------- ------------------------    Retained
                                  Shares      Amount        Shares      Amount      Shares       Amount        Earnings
                                  ------- -------------- ----------- ------------- ---------- ------------- -------------
Balance at December 31, 1998       1,350   $  13,500,000   7,961,574  $ 10,683,709  5,273,046  $ 66,792,385  $ 45,737,601

Net loss for the six months ended
  June 30, 1999                                                                                               (2,640,830)

Common stock dividends ($.04
  per share)                                                                                                    (479,291)

Preferred stock dividends                                                                                       (505,002)

Issuance of treasury stock:
  401 (k) plan                                                                                      74,083

Purchase of Class B
  Common Stock

                                  ------- -------------- ----------- ------------- ---------- ------------- -------------
Balance at June 30, 1999           1,350  $ 13,500,000    7,961,574  $ 10,683,709  5,273,046  $ 66,866,468  $ 42,112,478
                                  ======= ============== =========== ============= ========== ============= =============

                                         Class A                 Class B
                                     Treasury Stock           Treasury Stock
                                ------------------------- ----------------------
                                  Shares        Amount      Shares      Amount      Total
                                ----------- ------------- ---------  -----------  ------------
Balance at December 31, 1998     (1,129,532) $ (8,578,682)  (135,080) $(1,432,143) $126,702,870
Net loss for the
  six months ended
  June 30, 1999                                                                      (2,640,830)

Common stock dividends ($.04
  per share)                                                                           (479,291)

Preferred stock dividends                                                              (505,002)

Issuance of treasury stock:
  401 (k) plan                                               26,427     287,845         361,928

Purchase of Class B
  Common Stock                                              (20,000)   (257,004)       (257,004)

                                ----------- ------------- ---------  -----------   ------------
Balance at June 30, 1999        (1,129,532) $ (8,578,682)  (128,653) $(1,401,302)  $123,182,671
                                =========== ============= =========  ===========   ============


See notes to condensed consolidated financial statements.

                        GRAY COMMUNICATIONS SYSTEMS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                               Six Months Ended
                                                                   June 30,
                                                          --------------------------
                                                              1999          1998
                                                          ------------  ------------
  OPERATING ACTIVITIES
  Net loss                                               $(2,640,830)   $ (645,700)
  Items which did not use (provide) cash:
     Depreciation                                          5,772,877     4,175,981
     Amortization of intangible assets                     5,346,487     3,667,326
     Amortization of deferred loan costs                     574,282       541,723
     Amortization of program broadcast rights              2,400,745     1,899,189
     Payments for program broadcast rights                (2,430,524)   (1,954,588)
     Supplemental employee benefits                          (75,820)     (154,657)
     Common Stock contributed to 401(k) Plan                 361,928       241,761
     Deferred income taxes                                (1,028,001)       68,686
     (Gain) loss on disposal of assets                      (331,157)      348,310
     Changes in operating assets and liabilities:
        Receivables, inventories and other current assets    715,870    (1,012,774)
        Accounts payable and other current liabilities    (2,199,854)    1,260,198
                                                           ---------     ---------
                NET CASH PROVIDED BY OPERATING ACTIVITIES  6,466,003     8,435,455

  INVESTING ACTIVITIES
     Purchase of newspaper business                      (16,512,231)           -0-
     Purchase of FCC license                                      -0-     (829,600)
     Purchases of property and equipment                  (4,499,224)   (5,766,160)
     Deferred acquisition costs                           (1,190,978)     (200,745)
     Payments on purchase liabilities                       (584,098)     (269,018)
     Deferred costs associated with the exchange of
        television station                                        -0-     (859,534)
     Proceeds from asset sales                                    -0-      182,421
     Other                                                    41,504      (241,707)
                                                              ------      --------
                 NET CASH USED IN INVESTING ACTIVITIES   (22,745,027)   (7,984,343)

  FINANCING ACTIVITIES
     Dividends paid                                       (1,251,794)     (717,400)
     Class A Common Stock transactions                            -0-       27,564
     Class B Common Stock transactions                            -0-       26,326
     Purchase of treasury stock                             (257,004)     (311,063)
     Sale of treasury stock                                       -0-    1,070,272
     Proceeds from borrowings of long-term debt           36,200,000    10,200,000
     Payments on long-term debt                          (15,183,540)  (10,374,923)
     Deferred loan costs                                     (30,375)           -0-
                                                          ----------       -------
      NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES 19,477,287       (79,224)
                                                          ----------       -------
  INCREASE IN CASH AND CASH EQUIVALENTS                    3,198,263       371,888
     Cash and cash equivalents at beginning of period      1,886,723     2,367,300
                                                           ---------     ---------

               CASH AND CASH EQUIVALENTS AT END OF PERIOD $5,084,986    $2,739,188
                                                           =========     =========

See notes to condensed consolidated financial statements.

                        GRAY COMMUNICATIONS SYSTEMS, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE A--BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements of Gray Communications Systems, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

NOTE B--BUSINESS ACQUISITIONS

    On April 14, 1999, the Company announced that it had entered into agreements to acquire the CBS affiliates KWTX-TV ("KWTX") located in Waco, Texas and KBTX-TV ("KBTX"), a satellite station of KWTX located in Bryan, Texas, each serving the Waco-Temple-Bryan, Texas television market. In addition, the Company has agreed to acquire KXII-TV ("KXII"), which is the CBS affiliate serving Sherman, Texas and Ada, Oklahoma. These transactions are referred to herein as the "Texas Acquisition." Aggregate consideration for the Texas Acquisition will be approximately $139 million before payment for certain net working capital amounts and other fees and expenses. The Company will acquire the assets of KWTX and KBTX in merger transactions with the KWTX and KBTX shareholders receiving a combination of cash and the Company's Class B Common Stock for their shares. The Company will acquire KXII in an all cash transaction. The Texas Acquisition is subject to a number of conditions, including the approval by the shareholders of the Company. Approval for the Texas Transaction was granted by the Federal Communications Commission (the "FCC") during the second quarter of 1999. The Company currently believes that the Texas Transaction will close on October 1, 1999.

NOTE C--LONG-TERM DEBT

    The Company's bank loan agreement (the "Senior Credit Facility") provides for $200.0 million of committed credit and $100.0 million of uncommitted credit. The Company can borrow the $100.0 million in uncommitted available credit only after approval of the bank consortium. At June 30, 1999, the balance outstanding and the balance available under the $200.0 million committed portion of the Senior Credit Facility were $130.7 million and $69.3 million, respectively, and the interest rate on the balance outstanding was 7.01%. At June 30, 1999, the bank consortium had not committed, nor had the Company borrowed, any funds under the uncommitted $100.0 million portion of the Senior Credit Facility.

NOTE D--INFORMATION ON BUSINESS SEGMENTS

    The Company operates in three business segments: broadcasting, publishing and paging. The broadcasting segment operates ten television stations located in the southeastern and mid-western United States at June 30, 1999. The publishing segment operates four daily newspapers in three different markets, and an area weekly advertising only publication in Georgia. The paging operations are located in Florida, Georgia, and Alabama. The following tables present certain financial information concerning the Company's three operating segments:

                        GRAY COMMUNICATIONS SYSTEMS, INC.
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)


NOTE D--INFORMATION ON BUSINESS SEGMENTS (Continued)

                                  Three Months Ended         Six Months Ended
                                       June 30,                  June 30,
                                 ----------------------   ----------------------
                                   1999         1998        1999         1998
                                 ----------   ---------   ----------   ---------
                                                 (in thousands)
Operating revenues:
     Broadcasting                 $23,138     $22,690     $44,306      $42,201
     Publishing                     9,536       7,379      17,558       13,916
     Paging                         2,355       1,991       4,557        3,925
                                  -------     -------    --------     --------
                                  $35,029     $32,060     $66,421      $60,042
                                  =======     =======    ========     ========

Operating income:
      Broadcasting                $ 4,269     $ 6,317     $ 7,389      $10,181
      Publishing                    1,291         701       2,323        1,486

      Paging                          101         192         282          412
                                      ---         ---         ---          ---
Total operating income              5,661       7,210       9,994       12,079
Miscellaneous income and
   (expense), net                      35         (73)        456         (314)
Interest expense                    7,005       6,039      13,775       11,967
                                  -------     -------    --------     --------
Income (loss) before income
   taxes                          $(1,309)    $ 1,098     $(3,325)      $ (202)
                                  =======     =======    ========     ========

    Operating income is total operating revenues less operating expenses, excluding miscellaneous income and expense (net) and interest. Corporate and administrative expenses are allocated to operating income based on net segment revenues.

                                  Three Months Ended         Six Months Ended
                                       June 30,                  June 30,
                                 ----------------------   ----------------------
                                   1999         1998        1999         1998
                                 ----------   ---------   ----------   ---------
                                                 (in thousands)
Media Cash Flow:
   Broadcasting                  $  9,584     $10,118     $17,881      $17,546
   Publishing                       2,211       1,416       3,901        2,513
   Paging                             637         670       1,336        1,357
                                  -------     -------    --------     --------
                                   12,432      12,204      23,118       21,416
                                  =======     =======    ========     ========

 Media Cash Flow reconciliation:
    Operating income             $  5,661     $ 7,210     $ 9,994      $12,079
    Add:
     Amortization of program
       broadcast rights             1,198         959       2,401        1,899
     Depreciation and
       amortization                 5,664       4,221      11,119        7,843
     Corporate overhead               940         658       1,687        1,317
     Non-cash compensation and
       contributions to the
       Company's 401(k) plan,
       paid in common stock           209         115         348          233
    Less:
     Payments for program
       broadcast obligations       (1,240)       (959)     (2,431)      (1,955)
                                  -------     -------    --------     --------
    Media Cash Flow               $12,432     $12,204     $23,118      $21,416
                                  =======     =======    ========     ========

                       GRAY COMMUNICATIONS SYSTEMS, INC.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)

NOTE D--INFORMATION ON BUSINESS SEGMENTS (Continued)

      "Media Cash Flow" is defined as operating income, plus depreciation and amortization (including amortization of program broadcast rights), non-cash compensation and corporate overhead, less payments for program broadcast obligations. The Company has included Media Cash Flow data because such data are commonly used as a measure of performance for media companies and are also used by investors to measure a company's ability to service debt. Media Cash Flow is not, and should not be used as, an indicator or alternative to operating income, net income or cash flow as reflected in the Company's financial statements. Media Cash Flow is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

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

    On March 1, 1999, the Company acquired substantially all of the assets of The Goshen News (the "Goshen Acquisition") for aggregate cash consideration of approximately $16.7 million. The Goshen News is a 17,000 circulation afternoon newspaper serving Goshen, Indiana and surrounding areas. The Company financed the acquisition through borrowings under its bank loan agreement (the "Senior Credit Facility").

    On July 31, 1998, the Company completed the purchase of all of the outstanding capital stock of Busse Broadcasting Corporation ("Busse"). The purchase price was $126.6 million, less the accreted value of Busse's 11 5/8 % Senior Secured Notes due 2000. The purchase price of the capital stock consisted of the contractual purchase price of $112.0 million, associated transaction costs of $3.9 million, acquisition costs associated with Busse's 11 5/8 % Senior Secured Notes due 2000 of $5.1 million, and Busse's cash and cash equivalents of $5.6 million. Immediately prior to the Company's acquisition of Busse, Cosmos Broadcasting Corporation acquired the assets of WEAU-TV ("WEAU") from Busse and exchanged them for the assets of WALB-TV, Inc. ("WALB"), the Company's NBC affiliate in Albany, Georgia. In exchange for the assets of WALB, the Company received the assets of WEAU, which were valued at $66.0 million, and approximately $12.0 million in cash for a total value of $78.0 million. The Company recognized a pre-tax gain of approximately $70.6 million and estimated deferred income taxes of approximately $27.5 million in connection with the exchange of WALB. As a result of these transactions, the Company added the following television stations to its existing broadcasting group:
KOLN-TV("KOLN"), the CBS affiliate serving the Lincoln-Hastings-Kearney, Nebraska market; its satellite station KGIN-TV ("KGIN"), the CBS affiliate serving Grand Island, Nebraska; and WEAU, an NBC affiliate serving the La Crosse-Eau Claire, Wisconsin market. These transactions also satisfied the Federal Communications Commission's (the "FCC") requirement for the Company to divest itself of WALB.

    The Company recognizes revenue from three sources: broadcasting, publishing and paging. Broadcasting revenue is generated primarily from the sale of television advertising time. Publishing revenue is generated primarily from circulation revenue and advertising revenue. Paging revenue is generated primarily from the sale of pagers and paging services. Advertising revenue is billed to the customer and recognized when the advertisement is aired or published. The Company bills its customers in advance for newspaper subscriptions and paging services and the related revenues are recognized over the period the service is provided on the straight-line basis. Revenue from the sale of pagers is recognized at the time of sale.

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

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                              OPERATIONS (Continued)


Broadcasting, Publishing and Paging Revenues
---------------------------------------------
    Set forth below are the principal types of broadcasting, publishing and paging revenues earned by the Company's broadcasting, publishing and paging operations for the periods indicated and the percentage contribution of each to the Company's total revenues:

                                      Three Months Ended June 30,
                         -------------------------------------------------------
                                   1999                         1998
                         --------------------------   --------------------------
                                       Percent of                   Percent of
                           Amount         Total         Amount         Total
                         ------------  ------------   ------------  ------------
                                         (dollars in thousands)
Broadcasting
Net revenues:
   Local                 $  13,378          38.2%     $  11,167       34.8%
   National                  6,917          19.8          6,530       20.4
   Network compensation      1,442           4.1          1,358        4.2
   Political                   140           0.4          1,992        6.2
   Production and other      1,261           3.6          1,643        5.2
                          --------       -------      ---------    -------
                         $  23,138          66.1%       $22,690       70.8%
                         =========       =======      =========    =======

Publishing
Net revenues:
   Retail                $   4,302          12.3%     $   3,447       10.8%
   Classified                3,189           9.0          2,413        7.5
   Circulation               1,736           5.0          1,340        4.2
   Other                       309           0.9            179        0.5
                          --------       -------      ---------    -------
                         $   9,536          27.2%     $   7,379       23.0%
                         =========       =======      =========    =======

Paging
Net revenues:
   Paging lease, sales
    and service          $   2,355           6.7%     $   1,991         6.2%
                         =========       =======      =========     =======

Total                    $  35,029         100.0%     $  32,060      100.0%
                         =========       =======      =========     =======

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                              OPERATIONS (CONTINUED)

Broadcasting, Publishing and Paging Revenues (Continued)
--------------------------------------------------------

                                       Six Months Ended June 30,
                         -------------------------------------------------------
                                   1999                         1998
                         --------------------------   --------------------------
                                       Percent of                   Percent of
                           Amount         Total         Amount         Total
                         ------------  ------------   ------------  ------------
                                         (dollars in thousands)
Broadcasting
Net revenues:
   Local                 $  25,902          39.0%     $  22,065       36.7%
   National                 12,420          18.7         12,100       20.2
   Network compensation      2,838           4.3          2,573        4.3
   Political                   189           0.3          2,185        3.6
   Production and other      2,957           4.4          3,278        5.5
                          --------       -------      ---------    -------
                         $  44,306          66.7%     $  42,201       70.3%
                         =========       =======      =========    =======

Publishing
Net revenues:
   Retail                $  7,984           12.0%     $   6,424       10.7%
   Classified               5,743            8.6          4,498        7.5
   Circulation              3,238            4.9          2,619        4.4
   Other                      593            0.9            375        0.6
                         --------        -------      ---------     -------
                         $ 17,558           26.4%     $  13,916       23.2%
                        =========        =======      =========    =======

Paging
Net revenues:
   Paging lease, sales
    and service          $  4,557            6.9%         3,925        6.5%
                         =========       =======      =========    =======

Total                    $ 66,421          100.0%     $  60,042      100.0%
                         ========        =======      =========    =======


Three Months Ended June 30, 1999 compared to Three Months Ended June 30, 1998

    REVENUES. Total revenues for the three months ended June 30, 1999 increased $3.0 million, or 9.3%, over the same period of the prior year, to $35.0 million from $32.1 million. This increase was primarily attributable to (i) revenues resulting from the acquisition of KOLN, KGIN and WEAU (the "Busse Stations") which were purchased on July 31, 1998, (ii) increased publishing revenues and
(iii) increased paging revenues, offset in part by a decrease in revenues due to the disposition on July 31, 1998 of WALB.

    Broadcasting revenues increased $448,000, or 2.0%, over the same period of the prior year, to $23.1 million from $22.7 million. The acquisition of the Busse Stations accounted for an increase of $5.0 million. This increase was partially offset by a decrease in revenues of $3.2 million resulting from the sale of WALB and by a decrease in political advertising revenue of $1.5 million. On a pro forma basis, assuming the acquisition of the Busse Stations had been effective on January 1, 1998, broadcasting revenues for the Busse Stations for the three months ended June 30, 1999 decreased $446,000, or 8.1%, to $5.0 million from $5.5 million, when compared to the same period of the prior year. The $446,000 decrease in revenue of the Busse Stations was primarily attributable to a decrease in political revenue of $381,000. Broadcasting revenues, excluding the results of the Busse Stations and WALB, decreased $1.4 million, or 7.0%, over the same period of the prior year, to $18.1 million from $19.5 million. This decrease was due primarily to decreased political advertising revenue of $1.5 million.

    Publishing revenues increased $2.1 million, or 29.2%, over the same period of the prior year, to $9.5 million from $7.4 million. The increase in publishing revenues was due primarily to increased revenues from the

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (Continued)

Three Months Ended June 30, 1999 compared to Three Months Ended June 30, 1998 (Continued)

Company's existing publishing operations and from the revenues provided by The Goshen News which was acquired on March 1, 1999. Revenues from the Company's existing publishing operations increased $718,000, or 9.7%, over the same period of the prior year, to $8.1 million from $7.4 million. The primary components of the $718,000 increase in revenues from existing operations were increases in retail advertising and classified advertising revenues of $232,000 and $379,000, respectively. The Goshen News had revenues of $1.4 million for the three months ended June 30, 1999.

    Paging revenues increased $364,000, or 18.3%, over the same period of the prior year, to $2.3 million from $2.0 million. The increase was attributable primarily to an increase in the number of pagers in service. The Company had approximately 87,000 pagers and 78,500 pagers in service at June 30, 1999 and 1998, respectively.

    OPERATING EXPENSES. Operating expenses for the three months ended June 30, 1999 increased $4.5 million, or 18.2%, over the same period of the prior year, to $29.4 million from $24.9 million, due primarily to increased broadcasting expenses, publishing expenses, paging expenses, depreciation expense, and amortization expense.

    Broadcasting expenses increased $1.0 million, or 8.0%, over the three months ended June 30, 1999, to $13.7 million from $12.7 million. The acquisition of the Busse Stations accounted for an increase of $2.4 million. This increase was partially offset by a decrease in expenses of $1.3 million resulting from the sale of WALB. On a pro forma basis, assuming the acquisition of the Busse Stations had been effective on January 1, 1998, broadcasting expenses for the Busse Stations for the three months ended June 30, 1999 increased $254,000, or 11.7%, to $2.4 million from $2.2 million. Broadcasting expenses, excluding the results of the Busse Stations and WALB, decreased $140,000, or 1.2 %, over the same period of the prior year, to $11.2 million from $11.3 million.

    Publishing expenses for the three months ended June 30, 1999 increased $1.4 million, or 22.9%, from the same period of the prior year, to $7.4 million from $6.0 million. The increase in publishing expenses was due primarily to increased expenses from the Company's existing publishing operations and from the expenses of The Goshen News. Expenses of the Company's existing publishing operations increased $357,000, or 6.0%, over the same period of the prior year, to $6.3 million from $6.0 million. The increase in expenses of the Company's existing publishing operations was due primarily to payroll and transportation costs associated with increased circulation at one of the Company's daily newspapers. The Goshen News recorded expenses of $1.0 million for the three months ended June 30, 1999.

    Paging expenses increased $397,000, or 30.1%, over the same period of the prior year, to $1.7 million from $1.3 million. The increase was attributable primarily to an increase in costs associated with expansion of the Company's coverage area.

    Corporate and administrative expenses increased $284,000, or 43.3%, to $940,000 for the three months ended June 30, 1999 from $656,000 for the three months ended June 30, 1998. The increase was due primarily to increased payroll expense and other operating expenses.

    Depreciation of property and equipment and amortization of intangible assets was $5.7 million for the three months ended June 30, 1999, as compared to $4.2 million for the same period of the prior year, an increase of $1.5 million, or 34.2%. This increase was primarily the result of higher depreciation and amortization costs related to the acquisition of the Busse Stations and The Goshen News.

    MISCELLANEOUS INCOME (EXPENSE). Miscellaneous income for the three months ended June 30, 1999 was $34,000 and miscellaneous expense for the three months ended June 30, 1998 was $73,000. The change in miscellaneous income (expense) of $107,000 was due primarily to lower losses on disposal of property in the current year as compared to that of the prior year.

    INTEREST EXPENSE. Interest expense increased $1.0 million, or 16.0%, to $7.0 million for the three months ended June 30, 1999 from $6.0 million for the three months ended June 30, 1998. This increase was attributable primarily

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (Continued)

Three Months Ended June 30, 1999 compared to Three Months Ended June 30, 1998 (Continued)

to increased levels of debt resulting from the financing of the acquisitions of the Busse Stations and The Goshen News.

    INCOME TAX EXPENSE (BENEFIT). Income tax benefit for the three months ended June 30, 1999 was $229,000 and income tax expense for the three months ended June 30, 1998 was $260,000. The decrease in income tax expense of $489,000 was due primarily to the recognition of a net loss before tax in the current year as compared to net income before tax recognized in the prior year.

    NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS. Net loss available to common stockholders of the Company was $1.3 million for the three months ended June 30, 1999 as compared to net income available to common stockholders of the Company of $479,000 for the three months ended June 30, 1998, a decrease of $1.8 million.

Six Months Ended June 30, 1999 compared to Six Months Ended June 30, 1998

    REVENUES. Total revenues for the six months ended June 30, 1999 increased $6.4 million, or 10.6%, over the same period of the prior year, to $66.4 million from $60.0 million. This increase was primarily attributable to (i) revenues resulting from the acquisition of the Busse Stations which were purchased on July 31, 1998, (ii) increased publishing revenues and (iii) increased paging revenues, offset in part by a decrease in revenues due to the disposition on July 31, 1998 of WALB.

    Broadcasting revenues increased $2.1 million, or 5.0%, over the same period of the prior year, to $44.3 million from $42.2 million. The acquisition of the Busse Stations accounted for an increase of $9.6 million. This increase was partially offset by a decrease in revenues of $5.7 million resulting from the sale of WALB and by a decrease in political advertising revenue. On a pro forma basis, assuming the acquisition of the Busse Stations had been effective on January 1, 1998, broadcasting revenues for the Busse Stations for the six months ended June 30, 1999 decreased $637,000, or 6.2%, when compared to the same period of the prior year to $9.6 million from $10.2 million. The $637,000 decrease in revenue of the Busse Stations was primarily attributable to a decrease in political revenue of $501,000. Broadcasting revenues, excluding the results of the Busse Stations and WALB, decreased $1.8 million, or 5.0%, over the same period of the prior year, to $34.7 million from $36.5 million. This decrease was due primarily to decreased political advertising revenue of $1.7 million.

    Publishing revenues increased $3.6 million, or 26.2%, over the same period of the prior year, to $17.6 million from $13.9 million. The increase in publishing revenues was due primarily to increased revenues from the Company's existing publishing operations and from the revenues provided by The Goshen News which was acquired on March 1, 1999. Revenues from the Company's existing publishing operations increased $1.7 million, or 12.0%, over the same period of the prior year, to $15.6 million from $13.9 million. The primary components of the $1.7 million increase in revenues from existing operations were increases in retail advertising, classified advertising and circulation revenue of $698,000, $731,000 and $199,000, respectively. The Goshen News had revenues of $2.0 million from the date of its purchase through June 30, 1999.

    Paging revenues increased $632,000, or 16.1%, over the same period of the prior year, to $4.6 million from $3.9 million. The increase was attributable primarily to an increase in the number of pagers in service. The Company had approximately 87,000 pagers and 78,500 pagers in service at June 30, 1999 and 1998, respectively.

    OPERATING EXPENSES. Operating expenses for the six months ended June 30, 1999 increased $8.5 million, or 17.6%, over the same period of the prior year, to $56.4 million from $48.0 million, due primarily to increased broadcasting expenses, publishing expenses, paging expenses, depreciation expense and amortization expense.

    Broadcasting expenses increased $1.9 million, or 7.6%, over the six months ended June 30, 1999, to $26.7 million from $24.8 million. The acquisition of the Busse Stations accounted for an increase of $4.7 million. This

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (Continued)

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998 (CONTINUED)

increase was partially offset by a decrease in expenses of $2.4 million resulting from the sale of WALB. On a pro forma basis, assuming the acquisition of the Busse Stations had been effective on January 1, 1998, broadcasting expenses of $4.7 million for the Busse Stations for the six months ended June 30, 1999 were slightly higher than the $4.4 million experienced in the prior year. Broadcasting expenses, excluding the results of the Busse Stations and WALB, decreased $431,000, or 1.9%, to $22.0 million from $22.4 million. This decrease was due primarily to decreases in payroll and other expenses of $307,000 and $386,000, respectively, partially offset by an increase in syndicated film costs of $213,000.

    Publishing expenses for the six months ended June 30, 1999 increased $2.3 million, or 19.8%, from the same period of the prior year, to $13.7 million from $11.4 million. The increase in publishing expenses was due primarily to increased expenses from the Company's existing publishing operations and from the expenses of The Goshen News. Expenses of the Company's existing publishing operations increased $908,000, or 7.9%, over the same period of the prior year, to $12.3 million from $11.4 million. The increase in expenses of the Company's existing publishing operations was due primarily to payroll and transportation costs associated with increased circulation at one of the Company's daily newspapers. The Goshen News recorded expenses of $1.4 million for the six months ended June 30, 1999.

    Paging expenses increased $655,000, or 25.5%, over the same period of the prior year, to $3.2 million from $2.6 million. The increase was attributable primarily to an increase in the number of pagers in service.

    Corporate and administrative expenses increased $370,000, or 28.4%, to $1.7 million for the six months ended June 30, 1999 from $1.3 million for the six months ended June 30, 1998. The increase was due primarily to increased payroll expense and other operating expenses.

    Depreciation of property and equipment and amortization of intangible assets was $11.1 million for the six months ended June 30, 1999, as compared to $7.8 million for the same period of the prior year, an increase of $3.3 million, or 41.8%. This increase was primarily the result of higher depreciation and amortization costs related to the acquisition of the Busse Stations and The Goshen News.

    MISCELLANEOUS INCOME (EXPENSE). Miscellaneous income for the six months ended June 30, 1999 was $456,000 and miscellaneous expense for the six months ended June 30, 1998 was $314,000. The change in miscellaneous income (expense) of $770,000 was due primarily to the gain of $450,000 recognized upon the sale of one of the Company's weekly advertising publications in February 1999.

    INTEREST EXPENSE. Interest expense increased $1.8 million, or 15.1%, to $13.8 million for the six months ended June 30, 1999 from $12.0 million for the six months ended June 30, 1998. This increase was attributable primarily to increased levels of debt resulting from the financing of the acquisitions of the Busse Stations and The Goshen News.

    INCOME TAX EXPENSE (BENEFIT). Income tax benefit for the six months ended June 30, 1999 was $684,000 and income tax expense for the six months ended June 30, 1998 was $443,000. The decrease in income tax expense of $1.1 million was due primarily to the recognition of a net loss before tax in the current year as compared to net income before tax recognized in the prior year.

    NET LOSS AVAILABLE TO COMMON STOCKHOLDERS. Net loss available to common stockholders of the Company was $3.1 million and $1.4 million for the six months ended June 30, 1999 and 1998, respectively, an increase of $1.8 million.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's bank loan agreement, (the "Senior Credit Facility") provides for $200.0 million of committed credit and $100.0 million of uncommitted credit. The Company can borrow the $100.0 million in uncommitted

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (Continued)


LIQUIDITY AND CAPITAL RESOURCES (Continued)

available credit only after approval of the bank consortium. At June 30, 1999, the balance outstanding and the balance available under the $200.0 million portion of the Senior Credit Facility were $130.7 million and $69.3 million, respectively, and the interest rate on the balance outstanding was 7.01%. At June 30, 1999, the bank consortium had not committed, nor had the Company borrowed, any funds under the uncommitted $100.0 million portion of the Senior Credit Facility.

    The Company's working capital was $15.0 million and $10.2 million at June 30, 1999 and December 31, 1998, respectively. The Company's cash provided from operations was $6.5 million and $8.4 million for the six months ended June 30, 1999 and 1998, respectively.

    The Company's cash used in investing activities was $22.7 million and $8.0 million for the six months ended June, 1999 and 1998, respectively. The increased usage of $14.7 million from 1998 to 1999 was primarily due to the Goshen Acquisition.

    The Company's cash provided by financing activities was $19.5 million for the six months ended June 30, 1999 and the cash used in financing activities was $79,000 for the same period of the prior year. The increase in cash provided by financing activities resulted from increased borrowings under the Senior Credit Facility, primarily to fund the Goshen Acquisition.

    During the six months ended June 30, 1999, the Company issued 26,427 shares of Class B Common Stock from treasury to fulfill obligations under its employee benefit plan. The Company also purchased 20,000 shares of Class B Common Stock for $257,004 during the six months ended June 30, 1999.

    The Company regularly enters into program contracts for the right to broadcast television programs produced by others and program commitments for the right to broadcast programs in the future. Such programming commitments are generally made to replace expiring or canceled program rights. Payments under such contracts are made in cash or the concession of advertising spots for the program provider to resell, or a combination of both. During the six months ended June 30, 1999, the Company paid $2.4 million for such program broadcast rights.

    The Company and its subsidiaries file a consolidated federal income tax return and such state or local tax returns as are required. As of June 30, 1999, the Company anticipates that it will generate operating losses for the foreseeable future.

    On April 14, 1999, the Company announced that it had entered into agreements to acquire the CBS affiliates KWTX-TV ("KWTX") located in Waco, Texas and KBTX-TV ("KBTX"), a satellite station of KWTX located in Bryan, Texas. In addition, the Company has agreed to acquire KXII-TV ("KXII"), which is the CBS affiliate serving Sherman, Texas and Ada, Oklahoma. These transactions are referred to herein as the "Texas Acquisition." Aggregate consideration for the Texas Acquisition will be approximately $139 million before payment for certain net working capital amounts and other fees and expenses. The aggregate consideration for KWTX and KBTX will be $97.5 million before consideration for certain net working capital amounts. The amount of consideration paid in shares of the Company's Class B Common Stock will not be less than 40% of the aggregate consideration for KWTX and KBTX. The Company will acquire substantially all of the assets of KXII for $41.5 million in cash plus cash payments for certain accounts receivable.

    The total amount of funds required by the Company to consummate the Texas Acquisition and pay related fees and expenses is estimated to be approximately $100.0 million. The Company currently intends to issue long-term senior debt to fund the Texas Acquisition. While exact financing terms have not been finalized, the Company currently believes the financing will have a principal amount of $100.0 million and have a variable interest rate based upon LIBOR plus an additional percentage based upon the Company's overall ratio of indebtedness to its operating cash flow. The Company currently expects the principal will be repaid in scheduled quarterly installments with the final payment becoming due prior to October 1, 2006. The Company anticipates that the indebtedness will

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (Continued)


LIQUIDITY AND CAPITAL RESOURCES (Continued)

be senior secured indebtedness of the Company and that the Company and its subsidiaries will jointly and severally pledge their assets to guarantee the indebtedness. This additional indebtedness will also contain covenants that are similar to those in the existing Senior Credit Facility.

    The actual amount of cash that will be needed to complete the Texas Acquisition can only be estimated at this time and it is dependent upon several factors contained in the related acquisition agreements: (1) the proportion of cash and Class B Common Stock elected to be received by the shareholders of KWTX and KBTX, (2) working capital amounts and (3) the actual amount of the transaction and closing costs. If the shareholders of KWTX and KBTX were to elect to receive more than 40% of their respective consideration in Class B Common Stock, the amount of cash requiring financing would be reduced. The Company has the option, in certain limited circumstances, to pay all of the consideration for KWTX and KBTX in cash for an aggregate price of $95.5 million plus certain net working capital amounts. If the Company elects to pay all such consideration in cash, then it would require a minimum of $37 million in additional financing from existing credit facilities or other sources of capital.

    The Company will require modifications to its existing Senior Credit Facility to allow for, among other things, the expected increase in the Company's total indebtedness and the issuance of the planned additional senior debt. Such modifications will require the approval of over two-thirds of the Senior Credit Facility's participants. The Company currently believes such approval will be obtained. If the approval were not obtained, the Company would explore alternate financing arrangements.

    On January 28, 1999, Bull Run Corporation ("Bull Run"), a principal shareholder of the Company, acquired 301,119 shares of the common stock of Sarkes Tarzian, Inc. ("Tarzian") from the Estate of Mary Tarzian (the "Estate") for $10.0 million. These shares (the "Tarzian Shares") represent 33.5% of the total outstanding common stock of Tarzian (both in terms of the number of shares of common stock outstanding and in terms of voting rights), but such investment represents 73% of the equity of Tarzian for purposes of dividends as well as distributions in the event of any liquidation, dissolution or other termination of Tarzian.

    The Company has an option agreement with Bull Run, whereby the Company has the option to acquire the Tarzian Shares from Bull Run for an amount equal to Bull Run's purchase price for the Tarzian Shares and related costs. The option agreement expired on May 31, 1999, however, the Company extended the option period with Bull Run through September 30, 1999 at a cost of $266,800. However, if the Company has not exercised its option to acquire the Tarzian Shares prior to September 30, 1999, the Company plans to extend the option period in increments of 30 days. The Company can extend the option period until December 31, 2000 at a cost of $66,700 per 30 day extension. Neither Bull Run's investment nor the Company's potential investment is presently attributable under the ownership rules of the Federal Communications Commission. If the Company exercises the option agreement, the Company plans to fund the acquisition through its Senior Credit Facility.

    Management believes that current cash balances, cash flow from operations, borrowings under its Senior Credit Facility and additional borrowings necessary to complete the Texas Acquisition will be adequate to provide for the Company's capital expenditures, debt service, cash dividends and working capital requirements for the forseeable future.

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

    The Company has implemented a multiphase program designed to address the Year 2000 Issue. Each phase of this program and its state of completion are described below:

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

      REMEDIATION: For those systems that are not Year 2000 Compliant, a plan is derived to make the systems Year 2000 Compliant. These solutions have included modification or replacement of existing systems. The Remediation phase is approximately 75% complete and the Company anticipates that it will be completed by November 1, 1999.

      TESTING: Test remediated systems to assure normal function when placed in their original operating environment and further test for Year 2000 Compliance. The Testing phase of the program is approximately 70% complete and the Company anticipates that it will be completed by November 30, 1999.

      CONTINGENCY: As a result of the Company's Year 2000 Compliance program, the Company does not believe that it has significant risk resulting from this issue. However, the Company is in the process of developing contingency plans for the possibility that one of its systems or a third party's systems may not be Year 2000 Compliant. The Company believes that the most reasonable likely worst case scenario is a temporary loss of functionality at one or more of the Company's operating units. In the unlikely event that this was to occur, the Company would experience decreased revenue and slightly higher operating costs at the affected location. However, due to the decentralized nature of the Company's operations, it is not likely that all locations would be affected by a single non-functioning system.

    The Company does not presently believe that the estimated total Year 2000 project cost will exceed $750,000. Most of this cost will be realized over the estimated useful lives of the new hardware and software; however, any third party consulting fees would be expensed in the period the services are rendered. To date, the Company has identified several minor systems that are not Year 2000 Compliant and these systems are in the process of being replaced. However, the Company has not incurred significant expenses associated with the Year 2000 Issue. As of June 30, 1999, no IT projects have been deferred due to the Company's efforts related to the Year 2000 Issue.

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

                                    SIGNATURES
                                    ----------

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 GRAY COMMUNICATIONS SYSTEMS, INC.
                                          (Registrant)




Date: August 4, 1999             By:    /s/ James C. Ryan
      --------------                ----------------------------------
                                            James C. Ryan,
                                     Vice President - Finance &
                                      Chief Financial Officer