Form 10-Q
period 1999-09-30
GRAY COMMUNICATIONS SYSTEMS INC /GA/
filed 1999-11-12
CIK 43196

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)
  [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999.

                                       OR
  [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _________  TO  _________ .

COMMISSION FILE NUMBER 1-13796

                       GRAY COMMUNICATIONS SYSTEMS, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                      GEORGIA                                58-0285030
       -------------------------------------         -------------------------
          (State or other jurisdiction of                 (I.R.S. Employer
           incorporation or organization)              Identification Number)


                4370 PEACHTREE ROAD, NE, ATLANTA, GEORGIA 30319
-------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip code)

                                 (404) 504-9828
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
-------------------------------------------------------------------------------
                    (Former name, former address and former
                  fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES [X]   NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

    CLASS A COMMON STOCK, (NO PAR VALUE)         CLASS B COMMON STOCK, (NO PAR VALUE)
  ---------------------------------------     ----------------------------------------
  6,832,042 SHARES AS OF NOVEMBER 12, 1999     8,590,044 SHARES AS OF NOVEMBER 12, 1999

INDEX


                       GRAY COMMUNICATIONS SYSTEMS, INC.


PART I.         FINANCIAL INFORMATION                                                                   PAGE

Item 1.         Financial Statements

                Condensed consolidated balance sheets - September 30, 1999 (Unaudited),                   3
                and December 31, 1998

                Condensed consolidated statements of operations (Unaudited) -                             5
                Three months ended September 30, 1999 and 1998;
                Nine months ended September 30, 1999 and 1998

                Condensed consolidated statement of stockholders' equity (Unaudited) -                    6
                Nine months ended September 30, 1999

                Condensed consolidated statements of cash flows (Unaudited) -                             7
                Nine months ended September 30, 1999 and 1998

                Notes to condensed consolidated financial statements (Unaudited) -                        8
                September 30, 1999

Item 2.         Management's Discussion and Analysis of Financial Condition                              12
                and Results of Operations

PART II.        OTHER INFORMATION

Item 4.         Submission of Matters to a Vote of Security Holders                                      23

Item 6.         Exhibits and Reports on Form 8-K                                                         23

SIGNATURES

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS


                       GRAY COMMUNICATIONS SYSTEMS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                          SEPTEMBER 30,       DECEMBER 31,
                                                                              1999                 1998
                                                                          -------------       ------------
                                                                           (UNAUDITED)
CURRENT ASSETS:
     Cash and cash equivalents                                            $  3,870,013        $  1,886,723
     Trade accounts receivable, less allowance for doubtful accounts
         of $1,276,000 and $1,212,000, respectively                         21,913,912          22,859,119

     Recoverable income taxes                                                1,700,510           1,725,535
     Inventories                                                               988,416           1,191,284
     Current portion of program broadcast rights                             4,442,966           3,226,359
     Other current assets                                                      933,842             741,007
                                                                          ------------        ------------
Total current assets                                                        33,849,659          31,630,027

PROPERTY AND EQUIPMENT:
     Land                                                                    2,456,020           2,196,021
     Buildings and improvements                                             13,708,245          12,812,112
     Equipment                                                              72,628,771          65,226,835
                                                                          ------------        ------------
                                                                            88,793,036          80,234,968
     Allowance for depreciation                                            (36,993,099)        (28,463,460)
                                                                          ------------        ------------
                                                                            51,799,937          51,771,508

OTHER ASSETS:
     Deferred loan costs                                                     7,709,336           8,235,432
     Goodwill and other intangibles:
          Licenses and network affiliation agreements                      341,262,298         346,433,820
          Goodwill                                                          38,046,906          28,766,950
          Consulting and noncompete agreements                               1,993,077             814,202
     Other                                                                   4,633,445           1,322,483
                                                                          ------------        ------------
                                                                           393,645,062         385,572,887
                                                                          ------------        ------------

                                                                          $479,294,658        $468,974,422
                                                                          ============        ============


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                       GRAY COMMUNICATIONS SYSTEMS, INC.
               CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)


                                                                                            SEPTEMBER 30,        DECEMBER 31,
                                                                                                1999                 1998
                                                                                            ------------        -------------
                                                                                             (UNAUDITED)
CURRENT LIABILITIES:
     Trade accounts payable (includes $0 and $880,000 payable
         to Bull Run Corporation, respectively)                                             $  1,153,816        $  2,540,770
     Employee compensation and benefits                                                        4,106,543           5,195,777
     Accrued expenses                                                                          2,734,732           1,903,226
     Accrued interest                                                                          9,199,560           5,608,134
     Current portion of program broadcast obligations                                          4,374,690           3,070,598
     Deferred revenue                                                                          3,374,110           2,632,564
     Current portion of long-term debt                                                           380,000             430,000
                                                                                            ------------        ------------
Total current liabilities                                                                     25,323,451          21,381,069

LONG-TERM DEBT                                                                               285,423,164         270,225,255

OTHER LONG-TERM LIABILITIES:
     Program broadcast obligations, less current portion                                         558,556             735,594
     Supplemental employee benefits                                                            1,014,474           1,128,204
     Deferred income taxes                                                                    42,129,641          44,147,642
     Other acquisition related liabilities                                                     4,024,853           4,653,788
                                                                                            ------------        ------------
                                                                                              47,727,524          50,665,228
Commitments and contingencies

STOCKHOLDERS' EQUITY:
       Serial Preferred Stock, no par value; authorized 20,000,000 shares;
           issued and outstanding 1,350 shares, respectively
           ($13,500,000 aggregate liquidation value)                                          13,500,000          13,500,000
     Class A Common Stock, no par value; authorized 15,000,000
           shares; issued 7,961,574 shares, respectively                                      10,683,709          10,683,709
     Class B Common Stock, no par value; authorized 15,000,000
           shares; issued 5,273,046 shares, respectively                                      66,891,074          66,792,385
     Retained earnings                                                                        39,652,656          45,737,601
                                                                                            ------------        ------------
                                                                                             130,727,439         136,713,695
      Treasury Stock at cost, Class A Common, 1,129,532 shares,
           respectively                                                                       (8,578,682)         (8,578,682)
      Treasury Stock at cost, Class B Common, 121,945 and 135,080
           shares, respectively                                                               (1,328,238)         (1,432,143)
                                                                                            ------------        ------------
                                                                                             120,820,519         126,702,870
                                                                                            ------------        ------------

                                                                                            $479,294,658        $468,974,422
                                                                                            ============        ============


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                       GRAY COMMUNICATIONS SYSTEMS, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                Three Months Ended                    Nine Months Ended
                                                                   September 30,                        September 30,
                                                          ------------------------------        ------------------------------
                                                              1999              1998               1999                1998
                                                          -----------        -----------        -----------        -----------
OPERATING REVENUES
        Broadcasting (net of agency commissions)          $21,553,777        $22,346,463        $65,859,769        $64,547,517
        Publishing                                          9,686,360          7,378,818         27,244,021         21,295,267
        Paging                                              2,289,759          2,119,635          6,847,345          6,044,508
                                                          -----------        -----------        -----------        -----------
                                                           33,529,896         31,844,916         99,951,135         91,887,292
EXPENSES
        Broadcasting                                       13,846,243         13,447,709         40,519,290         38,227,117
        Publishing                                          7,260,176          6,022,912         20,970,246         17,463,852
        Paging                                              1,567,138          1,498,855          4,805,266          4,081,955
        Corporate and administrative                          869,655            810,902          2,556,805          2,127,831
        Depreciation and amortization                       5,697,081          5,044,603         16,816,445         12,887,910
                                                          -----------        -----------        -----------        -----------
                                                           29,240,293         26,824,981         85,668,052         74,788,665
                                                          -----------        -----------        -----------        -----------
                                                            4,289,603          5,019,935         14,283,083         17,098,627
Gain on exchange of television station                            -0-         72,646,041                -0-         72,646,041
Valuation adjustments of goodwill and other assets                -0-         (2,073,913)               -0-         (2,073,913)
Miscellaneous income (expense), net                           103,914            (35,300)           560,275           (349,576)
                                                          -----------        -----------        -----------        -----------
                                                            4,393,517         75,556,763         14,843,358         87,321,179
Interest expense                                            7,115,829          6,624,799         20,890,500         18,591,538
                                                          -----------        -----------        -----------        -----------
        INCOME (LOSS) BEFORE INCOME TAXES                  (2,722,312)        68,931,964         (6,047,142)        68,729,641
Income tax expense (benefit)                                 (754,585)        27,102,280         (1,438,585)        27,545,657
                                                          -----------        -----------        -----------        -----------
        NET INCOME (LOSS)                                  (1,967,727)        41,829,684         (4,608,557)        41,183,984
Preferred Dividends                                           252,498            345,682            757,500          1,063,678
                                                          -----------        -----------        -----------        -----------
        NET INCOME (LOSS) AVAILABLE TO
         COMMON STOCKHOLDERS                              $(2,220,225)       $41,484,002        $(5,366,057)       $40,120,306
                                                          ===========        ===========        ===========        ===========

AVERAGE OUTSTANDING COMMON SHARES:
        Basic                                              11,978,583         11,931,029         11,966,642         11,909,660
        Stock compensation awards                                 -0-            595,362                -0-            521,346
                                                          -----------        -----------        -----------        -----------
        Diluted                                            11,978,583         12,526,391         11,966,642         12,431,006
                                                          ===========        ===========        ===========        ===========

BASIC EARNINGS (LOSS) PER COMMON
        SHARE:
               Net income (loss) available to common
                      stockholders                        $     (0.19)       $      3.48        $     (0.45)       $      3.37
                                                          ===========        ===========        ===========        ===========

DILUTED EARNINGS (LOSS) PER COMMON SHARE:
               Net income (loss) available to common
                      stockholders                        $     (0.19)       $      3.31        $     (0.45)       $      3.23
                                                          ===========        ===========        ===========        ===========


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                       GRAY COMMUNICATIONS SYSTEMS, INC.
      CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)


                                        Preferred                     Class A                   Class B
                                          Stock                     Common Stock              Common Stock           Retained
                                --------------------------   --------------------------   -----------------------
                                   Shares        Amount         Shares        Amount       Shares       Amount        Earnings
                                ----------    ------------   -----------    -----------   ---------   -----------   -----------

Balance at December 31, 1998         1,350    $ 13,500,000     7,961,574    $10,683,709   5,273,046   $66,792,385   $45,737,601

Net loss for the
   nine months ended
   September 30, 1999                                                                                                (4,608,557)

Common stock dividends ($.06
   per share)                                                                                                          (718,888)

Preferred stock dividends                                                                                              (757,500)

Issuance of treasury stock:
   401(k) plan                                                                                            98,689

Purchase of Class B
   Common Stock

                                ----------    ------------    ----------    -----------   ---------   -----------   -----------

Balance at September 30, 1999        1,350    $ 13,500,000     7,961,574    $10,683,709   5,273,046   $66,891,074   $39,652,656
                                ==========    ============    ==========    ===========   =========   ===========   ===========



                                                   Class A                    Class B
                                                Treasury Stock             Treasury Stock
                                           -------------------------   -----------------------
                                             Shares        Amount       Shares        Amount          Total
                                           ---------    -----------    --------    -----------    ------------

Balance at December 31, 1998               (1,129,532)   $(8,578,682)   (135,080)   $(1,432,143)   $126,702,870

Net loss for the
   nine months ended
   September 30, 1999                                                                                (4,608,557)

Common stock dividends ($.06
   per share)                                                                                          (718,888)

Preferred stock dividends                                                                              (757,500)

Issuance of treasury stock:
   401 (k) plan                                                           33,135        360,909         459,598

Purchase of Class B
   Common Stock                                                          (20,000)      (257,004)       (257,004)

                                           ----------    -----------    --------    -----------    ------------

Balance at September 30, 1999              (1,129,532)   $(8,578,682)   (121,945)   $(1,328,238)   $120,820,519
                                           ==========    ===========    ========    ===========    ============


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                       GRAY COMMUNICATIONS SYSTEMS, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                               NINE MONTHS ENDED SEPTEMBER 30,
                                                                              ---------------------------------
                                                                                 1999                 1998
                                                                              -----------        --------------
    OPERATING ACTIVITIES
    Net loss                                                                  (4,608,557)        $   41,183,984
    Items which did not use (provide) cash:
           Depreciation                                                        8,768,827              6,873,709
           Amortization of intangible assets                                   8,047,618              6,014,201
           Amortization of deferred loan costs                                   871,471                821,528
           Amortization of program broadcast rights                            3,643,787              3,011,826
           Payments for program broadcast rights                              (3,622,283)            (2,963,487)
           Supplemental employee benefits                                       (113,730)              (220,994)
           Common Stock contributed to 401(k) Plan                               459,598                359,532
           Deferred income taxes                                              (2,018,001)            26,521,675
           (Gain) on disposal of television station                                  -0-            (72,646,041)
           Valuation adjustments of goodwill and other assets                        -0-              2,073,913
           (Gain) loss on disposal of assets                                    (363,430)               406,957
           Changes in operating assets and liabilities:
                  Receivables, inventories and other current assets            1,451,921              1,023,569
                  Accounts payable and other current liabilities               2,194,421              7,216,473
                                                                            ------------         --------------
                    NET CASH PROVIDED BY OPERATING ACTIVITIES                 14,711,642             19,676,845

    INVESTING ACTIVITIES
           Acquisition of television businesses                                      -0-           (120,597,438)
           Exchange of television station                                            -0-             76,508,009
           Purchase of newspaper business                                    (16,512,231)                   -0-
           Purchase of FCC license                                                   -0-               (837,160)
           Purchases of property and equipment                                (6,418,041)            (7,316,945)
           Deferred acquisition costs                                         (2,752,310)                   -0-
           Payments on purchase liabilities                                     (786,840)              (337,779)
           Proceeds from asset sales                                           1,646,503                182,721
           Other                                                                (707,073)              (664,345)
                                                                            ------------         --------------
                    NET CASH USED IN INVESTING ACTIVITIES                    (25,529,992)           (53,062,937)

    FINANCING ACTIVITIES
           Dividends paid                                                     (1,743,889)            (1,076,164)
           Common Stock transactions                                                 -0-                384,111
           Purchase of treasury stock - preferred                                    -0-             (2,609,384)
           Purchase of treasury stock - common                                  (257,004)              (311,063)
           Sale of treasury stock                                                    -0-              1,299,255
           Proceeds from borrowings of long-term debt                         36,200,000             71,570,000
           Payments on long-term debt                                        (21,052,092)           (35,502,750)
           Deferred loan costs                                                  (345,375)              (800,436)
                                                                            ------------         --------------
                    NET CASH PROVIDED BY FINANCING ACTIVITIES                 12,801,640             32,953,569
                                                                            ------------         --------------

    INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           1,983,290               (432,523)
           Cash and cash equivalents at beginning of period                    1,886,723              2,367,300
                                                                            ------------         --------------
                    CASH AND CASH EQUIVALENTS AT END OF PERIOD              $  3,870,013         $    1,934,777
                                                                            ============         ==============


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       GRAY COMMUNICATIONS SYSTEMS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A--BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of Gray Communications Systems, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

         Certain amounts reported for the prior year have been reclassified to conform to the 1999 format.

NOTE B--BUSINESS ACQUISITIONS

         On October 1, 1999, the Company completed its acquisition of all the outstanding capital stock of KWTX Broadcasting Company ("KWTX") and Brazos Broadcasting Company ("Brazos"), as well as the assets of KXII Broadcasters Ltd. ("KXII"). The Company acquired the capital stock of KWTX and Brazos in merger transactions with the shareholders of KWTX and Brazos receiving a combination of cash and the Company's class B common stock for their shares. The Company acquired the assets of KXII in an all cash transaction. These transactions are referred to herein as the "Texas Acquisitions."

         KWTX operates CBS affiliate KWTX-TV located in Waco, Texas and Brazos operates KBTX-TV, a satellite station of KWTX-TV located in Bryan, Texas, each serving the Waco-Temple-Bryan, Texas television market. KXII operates KXII-TV, which is the CBS affiliate serving Sherman, Texas and Ada, Oklahoma.

         Aggregate consideration (net of cash acquired) paid in the Company's class B common stock and cash was approximately $146.4 million which included a base purchase price of $139.0 million, transaction expenses of $2.8 million and certain net working capital adjustments (excluding cash) of $4.6 million. In addition to the amount paid, the Company assumed approximately $600,000 in liabilities in connection with the asset purchase of KXII. The Company funded the acquisitions by issuing 3,435,774 shares of the Company's class B common stock to the sellers, borrowing an additional $94.4 million under its amended bank loan agreement and using cash on hand of approximately $2.5 million. The Company paid Bull Run Corporation ("Bull Run"), a principal shareholder of the Company, a fee of $1.39 million for advisory services performed for the Company in connection with the Texas Acquisitions (excluding a $300,000 fee in connection with the Company's amended bank loan agreement detailed in Note C). This fee was paid in full as of the acquisition date and included in the fee portion of the aggregate consideration for the Texas Acquisitions described above.

NOTE C--LONG-TERM DEBT

         As of September 30, 1999, the Company's bank loan agreement provided $200.0 million of committed credit and $100.0 million of uncommitted credit. The Company could borrow the $100.0 million in uncommitted available credit only after approval of the bank consortium. At September 30, 1999, the balance outstanding and the balance available under the $200.0 million committed portion of the bank loan agreement were $125.0 million and $75.0 million, respectively, and the interest rate on the balance outstanding was 7.45%.

         On October 1, 1999 and in connection with the Texas Acquisitions, the Company amended its bank loan agreement. The primary modifications to the loan agreement effected by the amendment were an increase in committed available credit and an increase in interest rates. Under the amended loan agreement, committed available credit increased from $200.0 million to $300.0 million. Prior to the amendment, the loan agreement consisted of a $100.0 million revolving commitment (the "Revolving Commitment") and a $100.0 million term loan commitment ("Term Loan A Commitment"). The increase in committed available credit was effected by the addition of a second $100.0 million term loan commitment ("Term Loan B Commitment").

                       GRAY COMMUNICATIONS SYSTEMS, INC.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)


NOTE C--LONG-TERM DEBT (CONTINUED)

         Under the amended loan agreement, the Company, at its option, can borrow funds at an interest rate equal to the London Interbank Offered Rate ("LIBOR") plus a premium or at an interest rate equal to the lender's prime rate ("Prime") plus a premium. As a result of the amended loan agreement, the interest rates payable by the Company for funds borrowed under the Revolving Commitment and Term Loan A Commitment increased as follows: the premium over Prime increased from a range of 0.0% to 0.5% to a range of 0.0% to 1.75% and the premium over LIBOR increased from a range of 0.75% to 2.25% to a range of 1.25% to 3.0%. Under the new Term Loan B Commitment, funds can be borrowed at Prime plus 1.75% to 2.0% and/or LIBOR plus 3.0% to 3.25%. The premium above Prime and/or LIBOR payable by the Company will be determined by the Company's operating leverage ratio that is calculated quarterly.

         Immediately after completing the Texas Acquisitions, the Company had $231.0 million outstanding under the amended bank loan agreement with $69.0 million of credit commitments remaining available. As of October 1, 1999, the Company is incurring interest at a rate of Prime plus 1.5% and/or LIBOR plus 2.75% for funds borrowed under the Revolving Commitment and the Term Loan A Commitment. For funds borrowed under the Term Loan B Commitment, the Company is incurring interest at Prime plus 2.0% and/or LIBOR plus 3.25%.

         The maturity schedule for the Revolving Commitment and the Term Loan A Commitment did not change as a result of the amendment to the loan agreement. The principal amount outstanding under the newly established Term Loan B Commitment will become fixed, and no further borrowings can be made thereunder, on March 30, 2001 and must be paid as follows: 1.0% in 2001, 1.0% in 2002, 1.0% in 2003, 1.0% in 2004 and 96.0% in 2005.

         In connection with the amendment to the loan agreement, the Company incurred approximately $2.6 million in additional financing costs, of which $2.3 million had been paid as of the date of the amendment. Included in these financing costs is a $300,000 fee that the Company will pay to Bull Run for services performed in connection with arranging the $100.0 million Term Loan B Commitment. The $300,000 fee that the Company will pay to Bull Run is in addition to the $1.39 million acquisition fee paid to Bull Run that is detailed in Note B. These financing costs have been and will be funded through borrowings under the amended bank loan agreement.

         The Company entered into an interest rate swap agreement with a bank to effectively convert $40.0 million of its floating rate debt under the bank loan agreement to a fixed rate basis at a notional rate of 6.155%. The interest rate swap agreement was effective on October 6, 1999 and will terminate on October 6, 2001. However, the bank providing the interest rate swap agreement may at its option extend the termination date to October 1, 2002.

NOTE D--INFORMATION ON BUSINESS SEGMENTS

         The Company operates in three business segments: broadcasting, publishing and paging. The broadcasting segment operates 10 television stations located in the southeastern and mid-western United States at September 30, 1999 (excluding the three television stations acquired in the Texas Acquisitions on October 1, 1999). The publishing segment operates four daily newspapers in three different markets, and an area weekly advertising only publication in Georgia. The paging operations are located in Florida, Georgia and Alabama. The following tables present certain financial information concerning the Company's three operating segments:

                       GRAY COMMUNICATIONS SYSTEMS, INC.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)


NOTE D--INFORMATION ON BUSINESS SEGMENTS (CONTINUED)

                                                                           THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                               SEPTEMBER 30,                  SEPTEMBER 30,
                                                                       --------------------------    ----------------------------
                                                                           1999            1998          1999              1998
                                                                       ----------        --------    ----------          --------
                                                                                              (IN THOUSANDS)
Operating revenues:
     Broadcasting                                                        $ 21,554        $ 22,346        $ 65,860        $ 64,548
     Publishing                                                             9,686           7,379          27,244          21,295
     Paging                                                                 2,290           2,120           6,847           6,044
                                                                         --------        --------        --------        --------
                                                                         $ 33,530        $ 31,845        $ 99,951        $ 91,887
                                                                         ========        ========        ========        ========

Operating income:
      Broadcasting                                                       $  2,551        $  4,259        $  9,939        $ 14,439
      Publishing                                                            1,555             656           3,878           2,142
      Paging                                                                  184             105             467             518
                                                                         --------        --------        --------        --------
Total operating income                                                      4,290           5,020          14,284          17,099
Gain on exchange of television station                                        -0-          72,646             -0-          72,646
Valuation adjustments of goodwill and other assets                            -0-          (2,074)            -0-          (2,074)
Miscellaneous income and (expense), net                                       104             (35)            560            (349)
Interest expense                                                            7,116           6,625          20,891          18,592
                                                                         --------        --------        --------        --------
Income (loss) before income taxes                                        $ (2,722)       $ 68,932        $ (6,047)       $ 68,730
                                                                         ========        ========        ========        ========

         Operating income is total operating revenues less operating expenses, excluding gain on exchange of television station, valuation adjustments of goodwill and other assets, miscellaneous income and expense (net) and interest. Corporate and administrative expenses are allocated to operating income based on net segment revenues.


                                                                           THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                               SEPTEMBER 30,                  SEPTEMBER 30,
                                                                       --------------------------    ----------------------------
                                                                           1999            1998          1999              1998
                                                                       ----------        --------    ----------          --------
                                                                                              (IN THOUSANDS)
Media Cash Flow:
        Broadcasting                                                     $  7,835        $  9,088        $ 25,716        $ 26,634
        Publishing                                                          2,443           1,375           6,344           3,888
        Paging                                                                728             629           2,064           1,986
                                                                         --------        --------        --------        --------
                                                                         $ 11,006        $ 11,092        $ 34,124        $ 32,508
                                                                         ========        ========        ========        ========

 Media Cash Flow reconciliation:
        Operating income                                                 $  4,290        $  5,020        $ 14,284        $ 17,099
        Add:
            Amortization of program broadcast
               rights                                                       1,243           1,113           3,644           3,012
            Depreciation and amortization                                   5,697           5,045          16,816          12,888
            Corporate overhead                                                870             811           2,557           2,128
            Non-cash compensation and
               contributions to the Company's
               401(k) plan, paid in common stock                               98             112             445             344
        Less:
            Payments for program broadcast
               obligations                                                 (1,192)         (1,009)         (3,622)         (2,963)
                                                                         --------        --------        --------        --------
        Media Cash Flow                                                  $ 11,006        $ 11,092        $ 34,124        $ 32,508
                                                                         ========        ========        ========        ========

                       GRAY COMMUNICATIONS SYSTEMS, INC.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)


NOTE D--INFORMATION ON BUSINESS SEGMENTS (CONTINUED)

         "Media Cash Flow" is defined as operating income, plus depreciation and amortization (including amortization of program broadcast rights), non-cash compensation and corporate overhead, less payments for program broadcast obligations. The Company has included Media Cash Flow data because such data is commonly used as a measure of performance for media companies and are also used by investors to measure a company's ability to service debt. Media Cash Flow is not, and should not be used as, an indicator or alternative to operating income, net income or cash flow as reflected in the Company's unaudited Condensed Consolidated Financial Statements. Media Cash Flow is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

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

         On March 1, 1999, the Company acquired substantially all of the assets of The Goshen News (the "Goshen Acquisition") for aggregate cash consideration of approximately $16.7 million. The Goshen News is a 17,000 circulation afternoon newspaper serving Goshen, Indiana and surrounding areas. The Company financed the acquisition through its bank loan agreement.

         On July 31, 1998, the Company completed the purchase of all of the outstanding capital stock of Busse Broadcasting Corporation ("Busse"). The purchase price was $126.6 million, less the accreted value of Busse's 11 5/8% Senior Secured Notes due 2000. The purchase price of the capital stock consisted of the contractual purchase price of $112.0 million, associated transaction costs of $3.9 million, acquisition costs associated with Busse's
11 5/8% Senior Secured Notes due 2000 of $5.1 million, and Busse's cash and cash equivalents of $5.6 million. Immediately prior to the Company's acquisition of Busse, Cosmos Broadcasting Corporation acquired the assets of WEAU-TV ("WEAU") from Busse and exchanged them for the assets of WALB-TV, Inc. ("WALB"), the Company's NBC affiliate in Albany, Georgia. In exchange for the assets of WALB, the Company received the assets of WEAU, which were valued at $66.0 million, and approximately $12.0 million in cash for a total value of $78.0 million. The Company recognized a pre-tax gain of approximately $72.6 million and estimated deferred income taxes of approximately $28.3 million in connection with the exchange of WALB. As a result of these transactions, the Company added the following television stations to its existing broadcasting group:
KOLN-TV("KOLN"), the CBS affiliate serving the Lincoln-Hastings-Kearney, Nebraska market; its satellite station KGIN-TV ("KGIN"), the CBS affiliate serving Grand Island, Nebraska; and WEAU, an NBC affiliate serving the La Crosse-Eau Claire, Wisconsin market. These transactions also satisfied the Federal Communications Commission's (the "FCC") requirement for the Company to divest itself of WALB.

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

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (CONTINUED)


Broadcasting, Publishing and Paging Revenues

         Set forth below are the principal types of broadcasting, publishing and paging revenues earned by the Company's broadcasting, publishing and paging operations for the periods indicated and the percentage contribution of each to the Company's total revenues:

                                                                                      THREE MONTHS ENDED SEPTEMBER 30,
                                                                        ----------------------------------------------------------
                                                                                  1999                              1998
                                                                        --------------------------       -------------------------
                                                                                        PERCENT OF                      PERCENT OF
                                                                         AMOUNT            TOTAL          AMOUNT           TOTAL
                                                                        ---------       ----------       --------       ----------
                                                                                           (DOLLARS IN THOUSANDS)
BROADCASTING
NET REVENUES:
      Local                                                              $ 12,384            36.9%       $ 11,285            35.5%
      National                                                              6,210            18.5           5,911            18.6
      Network compensation                                                  1,444             4.3           1,208             3.8
      Political                                                                35             0.1           2,243             7.0
      Production and other                                                  1,481             4.5           1,699             5.3
                                                                         --------        --------        --------        --------
                                                                         $ 21,554            64.3%       $ 22,346            70.2%
                                                                         ========        ========        ========        ========

PUBLISHING
NET REVENUES:
      Retail                                                             $  4,259            12.7%       $  3,448            10.8%
      Classified                                                            3,347            10.0           2,410             7.6
      Circulation                                                           1,760             5.2           1,343             4.2
      Other                                                                   320             1.0             178             0.6
                                                                         --------        --------        --------        --------
                                                                         $  9,686            28.9%       $  7,379            23.2%
                                                                         ========        ========        ========        ========

PAGING
NET REVENUES:
      Paging lease, sales and
         service
                                                                         $  2,290             6.8%       $  2,120             6.6%
                                                                         ========        ========        ========        ========

TOTAL                                                                    $ 33,530           100.0%       $ 31,845           100.0%
                                                                         ========        ========        ========        ========

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (CONTINUED)


Broadcasting, Publishing and Paging Revenues (Continued)


                                                              NINE MONTHS ENDED SEPTEMBER 30,
                                               ----------------------------------------------------------
                                                          1999                             1998
                                               ---------------------------     --------------------------
                                                                PERCENT OF                     PERCENT OF
                                                 AMOUNT            TOTAL         AMOUNT           TOTAL
                                               ----------       ----------     ----------       ---------
                                                                 (DOLLARS IN THOUSANDS)
BROADCASTING
NET REVENUES:
      Local                                      $ 38,286            38.3%       $ 33,350            36.3%
      National                                     18,630            18.6          18,011            19.6
      Network compensation                          4,282             4.3           3,781             4.1
      Political                                       224             0.2           4,429             4.8
      Production and other                          4,438             4.4           4,977             5.4
                                                 --------        --------        --------        --------
                                                 $ 65,860            65.8%       $ 64,548            70.2%
                                                 ========        ========        ========        ========

PUBLISHING
NET REVENUES:
      Retail                                     $ 12,243            12.2%       $  9,872            10.8%
      Classified                                    9,090             9.1           6,908             7.5
      Circulation                                   4,998             5.1           3,962             4.3
      Other                                           913             0.9             553             0.6
                                                 --------        --------        --------        --------
                                                 $ 27,244            27.3%       $ 21,295            23.2%
                                                 ========        ========        ========        ========

PAGING
NET REVENUES:
      Paging lease, sales and
        service                                  $  6,847             6.9%       $  6,044             6.6%
                                                 ========        ========        ========        ========

TOTAL                                            $ 99,951           100.0%       $ 91,887           100.0%
                                                 ========        ========        ========        ========


THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

         Revenues. Total revenues for the three months ended September 30, 1999 increased $1.7 million, or 5.3%, over the same period of the prior year, to $33.5 million from $31.8 million. This increase was primarily attributable to the (i) revenues resulting from the acquisition of KOLN, KGIN and WEAU (the "Busse Stations") that were purchased on July 31, 1998, (ii) revenues resulting from the acquisition of The Goshen News on March 1, 1999, (iii) increased revenues from existing publishing operations and (iv) increased paging revenues. These increases were partially offset by a decrease in revenues due to the disposition on July 31, 1998 of WALB and reduced political advertising revenue in 1999.

         Broadcasting revenues decreased $792,000, or 3.5%, over the same period of the prior year, to $21.6 million from $22.3 million. The acquisition of the Busse Stations accounted for an increase of $937,000. This increase was offset by a decrease of $1.1 million in revenues resulting from the sale of WALB and by a decrease in political advertising revenue in 1999. On a pro forma basis, assuming the acquisition of the Busse Stations had been effective on January 1, 1998, broadcasting revenues for the Busse Stations for the three months ended September 30, 1999 decreased $387,000, or 8.1%, to $4.4 million from $4.8 million, when compared to the same period of the prior year. The decrease in revenue on a pro forma basis for the Busse Stations was due primarily to a decrease in political advertising revenue of $357,000 in 1999. Broadcasting revenues, excluding the results of the Busse Stations and WALB, decreased $615,000, or 3.5%, over the same period of the prior year, to $17.2 million from $17.8 million. This decrease was due primarily to decreased political advertising revenue of $1.5 million in 1999.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (CONTINUED)


THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998 (CONTINUED)

         Publishing revenues increased $2.3 million, or 31.3%, over the same period of the prior year, to $9.7 million from $7.4 million. The increase in publishing revenues was due primarily to increased revenues from the Company's existing publishing operations and from the revenues generated by The Goshen News which was acquired on March 1, 1999. Revenues from the Company's existing publishing operations increased $810,000, or 11.0%, over the same period of the prior year, to $8.2 million from $7.4 million. The primary components of the $810,000 increase in revenues from existing operations were increases in retail advertising and classified advertising revenues of $172,000 and $508,000, respectively. The Goshen News provided revenues of $1.5 million for the three months ended September 30, 1999. On a pro forma basis, assuming that the Goshen Acquisition had been completed on January 1, 1998, revenue for The Goshen News increased $300,000, or 25.5%, to $1.5 million from $1.2 million, as compared to the same period of the prior year.

         Paging revenues increased $170,000, or 8.0%, over the same period of the prior year, to $2.3 million from $2.1 million. The Company had approximately 88,000 pagers and 86,000 pagers in service at September 30, 1999 and 1998, respectively.

         Operating expenses. Operating expenses for the three months ended September 30, 1999 increased $2.4 million, or 9.0%, over the same period of the prior year, to $29.2 million from $26.8 million, due primarily to increased broadcasting expenses, publishing expenses and depreciation and amortization expense.

         Broadcasting expenses increased $399,000, or 3.0%, over the three months ended September 30, 1999, to $13.8 million from $13.4 million. The acquisition of the Busse Stations accounted for an increase of $809,000. This increase was partially offset by a decrease in expenses of $530,000 resulting from the sale of WALB. On a pro forma basis, assuming the acquisition of the Busse Stations had been effective on January 1, 1998, broadcasting expenses for the Busse Stations for the three months ended September 30, 1999 decreased $53,000, or 2.2%, to $2.3 million from $2.4 million. Broadcasting expenses, excluding the results of the Busse Stations and WALB, increased $120,000, or
1.1 %, over the same period of the prior year, to $11.5 million from $11.4 million.

         Publishing expenses for the three months ended September 30, 1999 increased $1.2 million, or 20.5%, from the same period of the prior year, to $7.3 million from $6.0 million. The increase in publishing expenses was due primarily to increased expenses from the Company's existing publishing operations and from the expenses of The Goshen News. Expenses from the Company's existing publishing operations increased $197,000, or 3.3%, over the same period of the prior year, to $6.2 million from $6.0 million. The increase in expenses at the Company's existing publishing operations was due primarily to payroll and transportation costs associated with increased circulation at one of the Company's daily newspapers. The Goshen News recorded expenses of $1.0 million for the three months ended September 30, 1999. On a pro forma basis, assuming that the Goshen Acquisition had been completed on January 1, 1998, expenses for The Goshen News increased $120,000, or 12.6%, to $1.0 million from $924,000, as compared to the same period of the prior year reflecting in part the commencement of a Sunday edition as of August 1, 1999.

         Paging expenses increased $68,000, or 4.6%, over the same period of the prior year, to $1.6 million from $1.5 million. The increase was attributable primarily to an increase in costs associated with expansion of the Company's coverage area.

         Corporate and administrative expenses increased $59,000, or 7.3%, to $870,000 for the three months ended September 30, 1999 from $811,000 for the three months ended September 30, 1998. The increase was due primarily to increased payroll expense and other operating expenses.

         Depreciation of property and equipment and amortization of intangible assets was $5.7 million for the three months ended September 30, 1999, as compared to $5.0 million for the same period of the prior year, an increase of $652,000, or 12.9%. This increase was primarily the result of higher depreciation and amortization costs related to the acquisition of the Busse Stations and The Goshen News.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (CONTINUED)



THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998 (CONTINUED)

         Gain on exchange of television station. In 1998, the Company recognized a pre-tax gain of approximately $72.6 million and estimated deferred income taxes of approximately $28.3 million for the disposition of WALB.

         Valuation adjustments of goodwill and other assets. The Company recognized an expense of $2.1 million for a decrease in the value of certain assets. The primary components of the expense was a decrease in value of goodwill related to the Southwest Georgia Shopper, Inc. of $1.3 million and a decrease in value of certain real estate holdings of $433,000. A portion of the Southwest Georgia Shopper, Inc.'s operations was sold in the first quarter of 1999 for a gain of approximately $450,000 and its remaining operations were consolidated into the operations of The Albany Herald. The Company continues to own the real estate holdings associated with the above mentioned valuation adjustment. The Company does not anticipate any further decreases in value for either of these assets.

         Miscellaneous income (expense). Miscellaneous income for the three months ended September 30, 1999 was $104,000 and miscellaneous expense for the three months ended September 30, 1998 was $35,000. The change in miscellaneous income (expense) of $139,000 was due primarily to lower losses on disposal of property in the current year as compared to that of the prior year.

         Interest expense. Interest expense increased $491,000, or 7.4%, to $7.1 million for the three months ended September 30, 1999 from $6.6 million for the three months ended September 30, 1998. This increase was attributable primarily to increased levels of debt resulting from the financing of the acquisition of The Goshen News.

         Income tax expense (benefit). Income tax benefit for the three months ended September 30, 1999 was $755,000 and income tax expense for the three months ended September 30, 1998 was $27.1 million. The decrease in income tax expense of $27.9 million was due primarily to the recognition of a net loss before tax in the current year as compared to the effect of a $72.6 million gain on exchange of a television station in connection with the disposition of WALB in 1998.

         Net income (loss) available to common stockholders. Net loss available to common stockholders of the Company was $2.2 million for the three months ended September 30, 1999 as compared to net income available to common stockholders of the Company of $41.5 million for the three months ended September 30, 1998, a decrease of $43.7 million. The primary reason for the decrease was the net gain of $44.3 million recorded for the disposition of WALB in 1998.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

         Revenues. Total revenues for the nine months ended September 30, 1999 increased $8.1 million, or 8.8%, over the same period of the prior year, to $100.0 million from $91.9 million. This increase was primarily attributable to the (i) revenues resulting from the acquisition of the Busse Stations that were purchased on July 31, 1998, (ii) revenues resulting from the acquisition of The Goshen News on March 1, 1999, (iii) increased revenues from existing publishing operations and (iv) increased paging revenues. The increases were partially offset by a decrease in revenues due to the disposition on July 31, 1998 of WALB and decreased political advertising revenue in 1999.

         Broadcasting revenues increased $1.3 million, or 2.0%, over the same period of the prior year, to $65.9 million from $64.5 million. The revenue from the Busse Stations increased broadcasting revenues by $10.5 million. This increase was partially offset by a decrease of $6.8 million in revenues resulting from the sale of WALB and by a decrease in political advertising revenue in 1999. On a pro forma basis, assuming the acquisition of the Busse Stations had been effective on January 1, 1998, broadcasting revenues for the Busse Stations for the nine months ended September 30, 1999 decreased $1.0 million, or 6.8%, when compared to the same period of the prior year to $14.0 million from $15.0 million. The decrease in revenue on a pro forma basis for the Busse Stations was due primarily to a decrease in political advertising revenue of $858,000 in 1999. Broadcasting revenues, excluding the results of the Busse Stations and WALB, decreased $2.4 million, or 4.5%, over the same period of the prior year, to $51.9 million from $54.3 million. This decrease was due primarily to decreased political advertising revenue of

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (CONTINUED)


NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998 (CONTINUED)

$3.2 million.

         Publishing revenues increased $5.9 million, or 27.9%, over the same period of the prior year, to $27.2 million from $21.3 million. The increase in publishing revenues was due primarily to increased revenues from the Company's existing publishing operations and from the revenues generated by The Goshen News which was acquired on March 1, 1999. Revenues from the Company's existing publishing operations increased $2.5 million, or 11.6%, over the same period of the prior year, to $23.8 million from $21.3 million. The primary components of the $2.5 million increase in revenues from existing operations were increases in retail advertising, classified advertising and circulation revenue of $870,000, $1.2 million and $261,000, respectively. The Goshen News provided revenues of $3.5 million from the date of its purchase through September 30, 1999. On a pro forma basis, assuming that the Goshen Acquisition had been completed on January 1, 1998, revenue for The Goshen News increased $650,000, or 18.7%, to $4.2 million from $3.5 million, as compared to the same period of the prior year.

         Paging revenues increased $802,000, or 13.3%, over the same period of the prior year, to $6.8 million from $6.0 million. The increase was attributable primarily to an increase in the number of pagers in service. The Company had approximately 88,000 pagers and 86,000 pagers in service at September 30, 1999 and 1998, respectively.

         Operating expenses. Operating expenses for the nine months ended September 30, 1999 increased $10.9 million, or 14.5%, over the same period of the prior year, to $85.7 million from $74.8 million, due primarily to increased broadcasting expenses, publishing expenses, paging expenses, corporate and administrative expenses and depreciation and amortization expense.

         Broadcasting expenses increased $2.3 million or 6.0%, over the nine months ended September 30, 1999, to $40.5 million from $38.2 million. The expenses from the Busse Stations accounted for an increase in broadcasting expenses of $5.5 million. This increase was partially offset by a decrease in expenses of $2.9 million resulting from the sale of WALB. On a pro forma basis, assuming the acquisition of the Busse Stations had been effective on January 1, 1998, broadcasting expenses for the Busse Stations for the nine months ended September 30, 1999 increased $200,000, or 3.0%, to $7.0 million from $6.8 million. Broadcasting expenses, excluding the results of the Busse Stations and WALB, decreased $305,000, or 0.9%, to $33.5 million from $33.8 million. This decrease was due primarily to decreases in payroll and other expenses of $226,000 and $410,000, respectively, partially offset by an increase in syndicated film costs of $331,000.

         Publishing expenses for the nine months ended September 30, 1999 increased $3.5 million, or 20.1%, from the same period of the prior year, to $21.0 million from $17.5 million. The increase in publishing expenses was due primarily to increased expenses from the Company's existing publishing operations and from the expenses of The Goshen News. Expenses from the Company's existing publishing operations increased $1.1 million, or 6.3%, over the same period of the prior year, to $18.6 million from $17.5 million. The increase in expenses at the Company's existing publishing operations was due primarily to payroll and transportation costs associated with increased circulation at one of the Company's daily newspapers. The Goshen News recorded expenses of $2.4 million for the nine months ended September 30, 1999. On a pro forma basis, assuming that the Goshen Acquisition had been completed on January 1, 1998, expenses for The Goshen News increased $300,000, or 11.2%, to $3.0 million from $2.7 million, as compared to the same period of the prior year reflecting in part the commencement of a Sunday edition as of August 1, 1999.

         Paging expenses increased $723,000 or 17.7%, over the same period of the prior year, to $4.8 million from $4.1 million. The increase was attributable primarily to an increase in cost associated with expansion of the Company's coverage area.

         Corporate and administrative expenses increased $429,000, or 20.2%, to $2.6 million for the nine months ended September 30, 1999 from $2.1 million for the nine months ended September 30, 1998. The increase was due primarily to increased payroll expense and other operating expenses.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (CONTINUED)


NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998 (CONTINUED)

         Depreciation of property and equipment and amortization of intangible assets was $16.8 million for the nine months ended September 30, 1999, as compared to $12.9 million for the same period of the prior year, an increase of $3.9 million, or 30.5%. This increase was primarily the result of higher depreciation and amortization costs related to the acquisition of the Busse Stations and The Goshen News.

         Gain on exchange of television station. In 1998, the Company recognized a pre-tax gain of approximately $72.6 million and estimated deferred income taxes of approximately $28.3 million for the disposition of WALB.

         Valuation adjustments of goodwill and other assets. The Company recognized an expense of $2.1 million for a decrease in the value of certain assets. The primary components of the expense was a decrease in value of goodwill related to the Southwest Georgia Shopper, Inc. of $1.3 million and a decrease in value of certain real estate holdings of $433,000. A portion of the Southwest Georgia Shopper, Inc.'s operations were sold in the first quarter of 1999 for a gain of approximately $450,000 and its remaining operations were consolidated into the operations of The Albany Herald. The Company continues to own the real estate holdings associated with the above mentioned valuation adjustment. The Company does not anticipate any further decreases in value for either of these assets.

         Miscellaneous income (expense). Miscellaneous income for the nine months ended September 30, 1999 was $560,000 and miscellaneous expense for the nine months ended September 30, 1998 was $350,000. The change in miscellaneous income (expense) of $910,000 was due primarily to the gain of $450,000 recognized upon the sale of a portion of the Southwest Georgia Shopper, Inc. in February 1999.

         Interest expense. Interest expense increased $2.3 million, or 12.4%, to $20.9 million for the nine months ended September 30, 1999 from $18.6 million for the nine months ended September 30, 1998. This increase was attributable primarily to increased levels of debt resulting from the financing of the acquisitions of the Busse Stations and The Goshen News.

         Income tax expense (benefit). Income tax benefit for the nine months ended September 30, 1999 was $1.4 million and income tax expense for the nine months ended September 30, 1998 was $27.5 million. The decrease in income tax expense of $28.9 million was due primarily to the recognition of a net loss before tax in the current year as compared to the effect of a $72.6 million gain on exchange of a television station in connection with the disposition of WALB in 1998.

         Net loss available to common stockholders. Net loss available to common stockholders of the Company was $5.4 million for the nine months ended September 30, 1999 as compared to net income available to common stockholders of the Company of $40.1 million for the nine months ended September 30, 1998, a decrease of $45.5 million. The primary reason for the decrease was due to the net gain of 44.3 million recorded for the disposition of WALB in 1998.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital was $8.5 million and $10.2 million at September 30, 1999 and December 31, 1998, respectively. The Company's cash provided from operations was $14.7 million and $19.7 million for the nine months ended September 30, 1999 and 1998, respectively.

         The Company's cash used in investing activities was $25.5 million and $53.1 million for the nine months ended September 30, 1999 and 1998, respectively. The decreased usage of $27.6 million from 1998 to 1999 was primarily due to the acquisition of The Goshen News in 1999 as compared to the acquisition of the Busse Stations offset by the disposition of WALB in 1998.

         The Company's cash provided by financing activities was $12.8 million and $33.0 million for the nine months ended September 30, 1999 and 1998, respectively. The decrease in cash provided by financing activities resulted primarily from decreased borrowings on long-term debt to fund the acquisition of The Goshen News in 1999 as

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

compared to the funding of acquisitions in 1998.

         During the nine months ended September 30, 1999, the Company issued 33,135 shares of its class B common stock from treasury to fulfill obligations under its employee benefit plan. The Company also purchased 20,000 shares of its class B common stock for $257,004 during the nine months ended September 30, 1999.

         The Company regularly enters into program contracts for the right to broadcast television programs produced by others and program commitments for the right to broadcast programs in the future. Such programming commitments are generally made to replace expiring or canceled program rights. Payments under such contracts are made in cash or the concession of advertising spots for the program provider to resell, or a combination of both. During the nine months ended September 30, 1999, the Company paid $3.6 million for such program broadcast rights.

         The Company and its subsidiaries file a consolidated federal income tax return and such state or local tax returns as are required. As of September 30, 1999, the Company anticipates that it will generate taxable operating losses for the foreseeable future.

         As of September 30, 1999, the Company's bank loan agreement provided $200.0 million of committed credit and $100.0 million of uncommitted credit. The Company could borrow the $100.0 million in uncommitted available credit only after approval of the bank consortium. At September 30, 1999, the balance outstanding and the balance available under the $200.0 million committed portion of the Senior Credit Facility were $125.0 million and $75.0 million, respectively, and the interest rate on the balance outstanding was 7.45%.

         On October 1, 1999, the Company completed its acquisition of all of the outstanding capital stock of KWTX Broadcasting Company ("KWTX") and Brazos Broadcasting Company ("Brazos"), as well as the assets of KXII Broadcasters Ltd. ("KXII"). The Company acquired the capital stock of KWTX and Brazos in merger transactions with the shareholders of KWTX and Brazos receiving a combination of cash and the Company's class B common stock for their shares. The Company acquired the assets of KXII in an all cash transaction. These transactions are referred to herein as the "Texas Acquisitions."

         Aggregate consideration (net of cash acquired) paid in the Company's class B common stock and cash was approximately $146.4 million which included a base purchase price of $139.0 million, transaction expenses of $2.8 million and certain net working capital adjustments (excluding cash) of $4.6 million. In addition to the amount paid, the Company assumed approximately $600,000 in liabilities in connection with the asset purchase of KXII. The Company funded the acquisitions by issuing 3,435,774 shares of the Company's class B common stock to the sellers, borrowing an additional $94.4 million under its amended bank loan agreement and using cash on hand of approximately $2.5 million.

         On October 1, 1999 and in connection with the Texas Acquisitions, the Company entered into an amended loan agreement with a group of lenders whose primary agents were Bank of America, N.A., Banc of America Securities LLC, Key Corporate Capital Inc. and First Union National Bank. The primary modifications to the loan agreement effected by the amendment were an increase in committed available credit and an increase in interest rates. Under the amended loan agreement, committed available credit increased from $200.0 million to $300.0 million. Prior to the amendment, the loan agreement consisted of a $100.0 million revolving commitment (the "Revolving Commitment") and a $100.0 million term loan commitment ("Term Loan A Commitment"). The increase in committed available credit was effected by the addition of a second $100.0 million term loan commitment ("Term Loan B Commitment").

         Under the amended loan agreement, the Company, at its option, can borrow funds at an interest rate equal to the London Interbank Offered Rate ("LIBOR") plus a premium or at an interest rate equal to the lender's prime rate ("Prime") plus a premium. As a result of the amended loan agreement, the interest rates payable by the Company for funds borrowed under the Revolving Commitment and Term Loan A Commitment increased as follows: premium over Prime increased from a range of 0.0% to 0.5% to a range of 0.0% to 1.75% and the premium over

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

LIBOR increased from a range of 0.75% to 2.25% to a range of 1.25% to 3.0%. Under the new Term Loan B Commitment, funds can be borrowed at Prime plus 1.75% to 2.0% and/or LIBOR plus 3.0% to 3.25%. The premium above Prime and/or LIBOR payable by the Company will be determined by the Company's operating leverage ratio that is calculated quarterly.

         Immediately after the completion of the Texas Acquisitions, the Company had $231.0 million outstanding under the amended bank loan agreement with $69.0 million remaining available. As of October 1, 1999, the Company is incurring interest at a rate of Prime plus 1.5% and/or LIBOR plus 2.75% for funds borrowed under the Revolving Commitment and the Term Loan A Commitment. For funds borrowed under the Term Loan B Commitment, the Company is incurring interest at Prime plus 2.0% and/or LIBOR plus 3.25%.

         The maturity schedule for the Revolving Commitment and the Term Loan A Commitment did not change as a result of the amendment to the loan agreement. The principal amount outstanding under the newly established Term Loan B Commitment will become fixed, and no further borrowings can be made thereunder, on March 30, 2001 and must be paid as follows: 1.0% in 2001, 1.0% in 2002, 1.0% in 2003, 1.0% in 2004 and 96.0% in 2005.

         In connection with the amendment to the loan agreement, the Company incurred approximately $2.6 million in additional financing costs of which $2.3 million had been paid as of the date of the amendment. These financing costs were funded through borrowings under the amended bank loan agreement.

         On March 1, 1999, the Company acquired substantially all of the assets of The Goshen News for aggregate cash consideration of approximately $16.7 million. The Goshen News is a 17,000 circulation afternoon newspaper serving Goshen, Indiana and surrounding areas. The Company financed the acquisition through its bank loan agreement.

         On January 28, 1999, Bull Run Corporation ("Bull Run"), a principal shareholder of the Company, acquired 301,119 shares of the outstanding common stock of Sarkes Tarzian, Inc. ("Tarzian") from the Estate of Mary Tarzian (the "Estate") for $10.0 million. The acquired shares (the "Tarzian Shares") represent 33.5% of the total outstanding common stock of Tarzian (both in terms of the number of shares of common stock outstanding and in terms of voting rights), but such investment represents 73% of the equity of Tarzian for purposes of dividends as well as distributions in the event of any liquidation, dissolution or other termination of Tarzian. Tarzian has filed a complaint in the United States District Court for the Southern District of Indiana, claiming that it had a binding and enforceable contract to purchase the Tarzian Shares from the Estate prior to Bull Run's purchase of the shares, and requested judgment providing that the contract be enforced. Tarzian owns and operates two television stations and four radio stations: WRCB-TV Channel 3 in Chattanooga, Tennessee, an NBC affiliate; KTVN-TV Channel 2 in Reno, Nevada, a CBS affiliate; WGCL-AM and WTTS-FM in Bloomington, Indiana; and WAJI-FM and WLDE-FM in Fort Wayne, Indiana. The Chattanooga and Reno markets rank as the 87th and the 108th largest television markets in the United States, respectively, as ranked by Nielsen Media Research.

         The Company has an option agreement with Bull Run, whereby the Company has the option of acquiring the Tarzian Shares from Bull Run for $10.0 million plus related costs. The Company has the ability to extend the option period in 30 day increments at a fee of $66,700 per extension and has extended this option period through December 31, 1999. In connection with the option agreement, the Company granted to Bull Run warrants to purchase up to 100,000 shares of the Company's class B common stock at $13.625 per share. The warrants vest immediately upon the Company's exercise of its option to purchase the Tarzian Shares. The warrants expire 10 years following the date at which the Company exercises its options.

         Management believes that current cash balances, cash flows from operations and the borrowings under its bank loan agreement will be adequate to provide for the Company's capital expenditures, debt service, cash dividends and working capital requirements for the forseeable future.

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

               Remediation: For those systems which are not Year 2000 Compliant, a plan is derived to make the systems Year 2000 Compliant. These solutions have included modification or replacement of existing systems. The Remediation phase is approximately 90% complete.

               Testing: Test remediated systems to assure normal function when placed in their original operating environment and further test for Year 2000 Compliance. The Testing phase of the program is approximately 90% complete and the Company anticipates that it will be completed by December 15, 1999.

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

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (CONTINUED)


IMPACT OF YEAR 2000 (CONTINUED)

         The Company does not presently believe that the estimated total Year 2000 project cost will exceed $750,000. Most of this cost will be realized over the estimated useful lives of the new hardware and software; however, any third party consulting fees would be expensed in the period the services are rendered. To date, the Company has identified several minor systems that are not Year 2000 Compliant and these systems are in the process of being replaced. However, the Company has not incurred significant expenses associated with the Year 2000 Issue. As of September 30, 1999, no IT projects have been deferred due to the Company's efforts related to the Year 2000 Issue.

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

PART II.              OTHER INFORMATION

ITEM 4.               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                      Reference is made to the Company's Current Report on Form 8-K dated October 15, 1999, for information concerning matter's submitted to the Company's shareholders at the Company's 1999
                      Annual Meeting of Shareholders on September 23,
                      1999.

ITEM 6.               EXHIBITS AND REPORTS ON FORM 8-K

           (a)        Exhibits

                      27 - Financial Data Schedule (for SEC use only)

           (b)        Reports on Form 8-K

                      A report on Form 8-K was filed on October 15, 1999, reporting (a) the completion by the Company of its acquisition of all the outstanding capital stock of KWTX Broadcasting Company and Brazos
                      Broadcasting Company, and the assets of KXII
                      Broadcasters Ltd. and (b) the result of its shareholders' meeting on September 23, 1999.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           GRAY COMMUNICATIONS SYSTEMS, INC.
                                                     (Registrant)




Date: November 12, 1999                    By: /s/ James C. Ryan
      -----------------                        ---------------------------
                                                     James C. Ryan,
                                               Vice President - Finance &
                                                Chief Financial Officer