Form 10-K405
period 1999-12-31
GRAY COMMUNICATIONS SYSTEMS INC /GA/
filed 2000-03-10
CIK 43196

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                  --------------------------------------------
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

                     ---------------------------------------

           Securities registered pursuant to Section 12(b) of the Act:

CLASS A COMMON STOCK (NO PAR VALUE)          NEW YORK STOCK EXCHANGE
CLASS B COMMON STOCK (NO PAR VALUE)          NEW YORK STOCK EXCHANGE
-----------------------------------          -----------------------
        Title of each class            Name of each exchange on which registered

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

                   ----------------------------------------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 3, 2000: CLASS A AND CLASS B COMMON STOCK; NO PAR VALUE - $148,334,430

      The number of shares outstanding of the registrant's classes of common stock as of March 3, 2000: CLASS A COMMON STOCK; NO PAR VALUE - 6,834,967 SHARES; CLASS B COMMON STOCK, NO PAR VALUE - 8,634,741 SHARES

      DOCUMENTS INCORPORATED BY REFERENCE: The registrant's definitive proxy statement for the annual meeting of shareholders to be filed with the Commission pursuant to Regulation 14A is incorporated by reference into Part III herein.
================================================================================

                                     PART 1

ITEM 1.    BUSINESS

      As used herein, unless the context otherwise requires, the "Company" means Gray Communications Systems, Inc. and its subsidiaries. The Company consummated the Texas Acquisition and the Goshen Acquisition (both as hereinafter defined) on March 1, and October 1, 1999, respectively. Except with respect to historical financial statements and unless the context indicates otherwise the Texas Acquisitions and the Goshen Acquisition, (both as hereinafter defined) are included in the description of the Company. Unless otherwise indicated, the information herein has been adjusted to give effect to (i) a three for two stock split of the Company's Class A Common Stock, no par value (the "Class A Common Stock"), effected in the form of a stock dividend declared on October 2, 1995 and (ii) a three for two split of the Company's Class A Common Stock and the Company's Class B Common Stock, no par value, (the "Class B Common Stock") effected in the form of a stock dividend declared on the respective class of common stock on August 20, 1998. Unless otherwise indicated, all station rank, in-market share and television household data herein are derived from the Nielsen Station Index, Viewers in Profile, dated November 1999, as prepared by A.C. Nielsen Company ("Nielsen").

GENERAL

      The Company currently owns thirteen network-affiliated television stations in eleven medium-size markets in the southeastern ("Southeast"), southwestern ("Southwest") and midwestern (`Midwest") United States. In ten of the eleven markets served by the Company, its stations are ranked first in viewing audience and it has the second ranked station in the remaining market. The Company has the leading local news operation in ten of the eleven markets in which it operates while the remaining station is ranked third for news viewers. Ten of the stations are affiliated with the CBS Television Network, a division of CBS, Inc. ("CBS"), and three are affiliated with the NBC Television Network, a division of the National Broadcasting Company, Incorporated ("NBC"). The Company also owns and operates four daily newspapers located in the Southeast and the Midwest and a paging business located in the Southeast.

      In 1993, after the acquisition of a large block of the Class A Common Stock by a new investor, the Company implemented a strategy to foster growth through strategic acquisitions and certain select divestitures. Since January 1, 1994, the Company's significant acquisitions have included twelve television stations, three newspapers, a transportable satellite uplink business and a paging business located in the Southeast, Southwest and Midwest and the divestiture of two stations in the Southeast. As a result of the Company's acquisitions and in support of its growth strategy, the Company has added certain key members of management and has greatly expanded its operations in the television broadcasting and newspaper publishing businesses.

ACQUISITIONS AND DIVESTITURES

Acquisition of the Texas Stations

      On October 1, 1999, the Company completed its acquisition of all the outstanding capital stock of KWTX Broadcasting Company and Brazos Broadcasting Company, as well as the assets of KXII Broadcasters Ltd. The Company acquired the capital stock of KWTX Broadcasting Company and Brazos Broadcasting Company in merger transactions with the shareholders of KWTX Broadcasting Company and Brazos Broadcasting Company receiving a combination of cash and the Company's Class B Common Stock for their shares. The Company acquired the assets of KXII Broadcasters Ltd. in an all cash transaction. These transactions are referred to herein as the "Texas Acquisitions."

      Aggregate consideration (net of cash acquired) paid in the Company's Class B Common Stock and cash was approximately $146.4 million which included a base purchase price of $139.0 million, transaction expenses of $2.8 million and certain net working capital adjustments (excluding cash) of $4.6 million. In addition to the amount paid, the Company assumed approximately $600,000 in liabilities in connection with the asset purchase of KXII Broadcasters Ltd. The Company funded the acquisitions by issuing 3,435,774 shares of the Company's Class B Common Stock (valued at $49.5 million) to the sellers, borrowing an additional $94.4 million under its $300.0 million senior bank loan agreement (the "Senior Credit Facility") and using cash on hand of approximately $2.5 million.

      With the Texas Acquisition the Company added the following television stations to its broadcast segment: KWTX-TV the CBS affiliate located in Waco, Texas; KBTX-TV the CBS affiliate located in Bryan, Texas, each serving the Waco-Temple-Bryan, Texas television market and KXII-TV the CBS affiliate serving Sherman, Texas and Ada, Oklahoma. Under Federal Communications Commission (the "FCC") regulations, KBTX-TV is operated as a satellite station of KWTX-TV. The stations are collectively referred to herein as the "Texas Stations".

Acquisition of The Goshen News

      On March 1, 1999, the Company acquired substantially all of the assets of The Goshen News from News Printing Company, Inc. and affiliates thereof, for aggregate cash consideration of approximately $16.7 million including a non-compete agreement (the "Goshen Acquisition"). The Goshen News is currently an 18,000-circulation newspaper published Monday through Sunday and serves Goshen, Indiana and surrounding areas. The Company financed the acquisition through borrowings under its Senior Credit Facility.

Option to Acquire Investment in Sarkes Tarzian, Inc.

      On January 28, 1999, Bull Run Corporation ("Bull Run"), a principal shareholder of the Company, acquired 301,119 shares of the outstanding common stock of Sarkes Tarzian, Inc. ("Tarzian") from the Estate of Mary Tarzian (the "Estate") for $10.0 million. The acquired shares (the "Tarzian Shares") represent 33.5% of the total outstanding common stock of Tarzian (both in terms of the number of shares of common stock outstanding and in terms of voting rights), but such investment represents 73% of the equity of Tarzian for purposes of dividends as well as distributions in the event of any liquidation, dissolution or other termination of Tarzian. A single shareholder controls a majority of the voting rights of the Tarzian common stock.

      Tarzian owns and operates two television stations and four radio stations:
WRCB-TV Channel 3 in Chattanooga, Tennessee, an NBC affiliate; KTVN-TV Channel 2 in Reno, Nevada, a CBS affiliate; WGCL-AM and WTTS-FM in Bloomington, Indiana; and WAJI-FM and WLDE-FM in Fort Wayne, Indiana. The Chattanooga and Reno markets rank as the 84th and the 111th largest television markets in the United States, respectively, as ranked by Nielsen.

      On February 12, 1999, Tarzian filed a complaint against Bull Run and U.S. Trust Company of Florida Savings Bank as Personal Representative of the Estate in the United States District Court for the Southern District of Indiana. Tarzian claims that it had a binding and enforceable contract to purchase the Tarzian Shares from the Estate prior to Bull Run's purchase of the shares, and requested judgment providing that the contract be enforced. On May 3, 1999, the action was dismissed without prejudice against Bull Run, leaving the Estate as the sole defendant.

      The Company has an agreement with Bull Run, whereby the Company has the option of acquiring the Tarzian Shares from Bull Run for $10.0 million plus related costs. The Company has the ability to extend the option period in 30-day increments at a fee of $66,700 per extension and has extended this option period through June 30, 2000. In connection with the option agreement, the Company granted warrants to Bull Run to purchase up to 100,000 shares of the Company's Class B Common Stock at $13.625 per share. The warrants vest immediately upon the Company's exercise of its option to purchase the Tarzian Shares. The warrants expire 10 years following the date at which the Company exercises its option. The Company can not control when or if it would receive any cash distributions from Tarzian including dividends or other distributions on capital stock.

      Neither Bull Run's investment nor the Company's potential investment is presently attributable under the ownership rules of the FCC. If the Company successfully exercises the option agreement, the Company plans to fund the acquisition through its Senior Credit Facility.

Busse - WALB Transactions

      On July 31, 1998, the Company completed the purchase of all of the outstanding capital stock of Busse Broadcasting Corporation ("Busse"). The purchase price was approximately $126.6 million, less the accreted value of Busse's 11 5/8 % Senior Secured Notes due 2000 (the "Busse Senior Notes"). The purchase price of the capital stock consisted of the contractual purchase price of $112.0 million, associated transaction costs of $3.9 million, acquisition costs associated with the Busse Senior Notes of $5.1 million and Busse's cash and cash equivalents of $5.6 million. Immediately following the acquisition of Busse, the Company exercised its right to satisfy and discharge the Busse Senior Notes, effectively prefunding the Busse Senior Notes at the October 15, 1998 call price of 106 plus accrued interest. The amount necessary to satisfy and discharge the Busse Senior Notes was approximately $69.9 million.

      Immediately prior to the Company's acquisition of Busse, Cosmos Broadcasting Corporation acquired the assets of WEAU-TV ("WEAU") from Busse and exchanged them for the assets of WALB-TV, Inc. ("WALB"), the Company's NBC affiliate in Albany, Georgia. In exchange for the assets of WALB, the Company received the assets of WEAU, which were valued at $66.0 million, and approximately $12.0 million in cash for a total value of $78.0 million. The Company recognized a pre-tax gain of approximately $72.6 million and estimated deferred income taxes of approximately $28.3 million in connection with the exchange of WALB. The Company funded the remaining costs of the acquisition of Busse's capital stock through borrowings under the Company's Senior Credit Facility.

      As a result of these transactions, the Company acquired the following television stations: KOLN-TV ("KOLN"), the CBS affiliate serving the Lincoln-Hastings-Kearney, Nebraska market; its satellite station KGIN-TV ("KGIN"), the CBS affiliate serving Grand Island, Nebraska; and WEAU, an NBC affiliate serving the La Crosse-Eau Claire, Wisconsin market. These transactions also satisfied the FCC's requirement for the Company to divest itself of WALB. The transactions described above are referred to as the "Busse-WALB Transactions."

WITN Acquisition

      In August 1997, the Company acquired substantially all of the assets of WITN-TV ("WITN"), a NBC affiliate serving the Greenville-New Bern-Washington, North Carolina market (the "WITN Acquisition"). The purchase price for the WITN Acquisition was approximately $41.7 million, including fees, expenses, working capital and other adjustments.

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

KTVE Sale

      In August 1996, the Company sold the assets of KTVE Inc. ("KTVE"), its NBC affiliate serving Monroe, Louisiana-El Dorado, Arkansas (the "KTVE Sale") for approximately $9.5 million in cash plus the amount of accounts receivable on the date of the closing. The Company recognized a pre-tax gain of approximately $5.7 million and estimated income taxes of approximately $2.8 million.

Pro Forma Operating Results

      For the year ended December 31, 1999, on a pro forma basis giving effect to the Texas and Goshen Acquisitions as if they had occurred on January 1, 1999, the Company had net revenues, Media Cash Flow, as defined herein, Operating Cash Flow (defined as Media Cash Flow less corporate expenses) and a net loss of $162.0 million, $58.8 million, $55.4 million and $10.9 million, respectively. For the year ended December 31, 1998, on a pro forma basis giving effect to the Texas and Goshen Acquisitions and the Busse-WALB Transactions as if they had occurred on January 1, 1998, the Company had net revenues, Media Cash Flow, as defined herein, Operating Cash Flow and a net loss of $161.5 million, $61.0 million, $57.9 million and $11.5 million, respectively.

TELEVISION BROADCASTING

The Company's Stations and their Markets

      As used in the tables for each of the Company's stations and in this section (i) "Total Market Revenues" represent gross advertising revenues, excluding barter revenues, for all commercial television stations in the market, as reported in Investing in Television 1999 Market Report, Fourth Edition November 1999 Ratings published by BIA Publications, Inc. (the "BIA Guide"), except for revenues in WYMT-TV's ("WYMT") 18-county trading area which is not separately reported in the BIA Guide; (ii) "in-market share of households viewing television" represents the percentage of the station's audience as a percentage of all viewing by households in the market from 6 a.m. to 2 a.m. Sunday through Saturday, including viewing of non-commercial stations, national cable channels and out-of-market stations broadcast or carried by cable in the market as reported by Nielsen for November 1999; (iii) "station rank in DMA" is based on Nielsen estimates for November 1999 for the period from 6 a.m. to 2 a.m. Sunday through Saturday; (iv) estimates of population, average household income, effective buying income and retail business sales growth projections are as reported in the BIA Guide; and (v) television households are as reported by Nielsen for November 1999.

                                                                                            Total        In-Market
                                                Commercial    Station                      Market        Share of
                                       DMA      Stations in   Rank in    Television      Revenues in    Households
    Station           Market        Rank (1)      DMA(2)        DMA     Households(3)    DMA for 1999   Viewing TV
    -------           ------        --------      ------        ---     -------------    ------------   ----------
                                                                                        (in thousands)
WVLT             Knoxville, TN           63          6           2         452,000         $73,100         22%
WKYT             Lexington, KY           66          6           1         416,000          54,200         36
WYMT(4)          Hazard, KY              66         N/A          1         174,000           5,600         27
KWTX/            Waco -  Temple-
  KBTX (5)       Bryan, TX               94          5           1         286,000          30,200         39

KOLN/            Lincoln-Hastings
  KGIN (6)       -Kearney, NE           101          5           1         260,000          26,200         47
WITN             Greenville-
                 New
                 Bern-Washington,       106          5           1         241,000          31,900         32
                 NC
WCTV             Tallahassee, FL-
                 Thomasville, GA        109          6           1         230,000          23,700         58
WRDW             Augusta, GA            115          5           1         228,000          33,500         35
WEAU             La Crosse-
                 Eau Claire, WI         129          4           1         182,000          24,400         32
WJHG             Panama City, FL        157          4           1         123,000          12,200         50
KXII             Sherman,   TX -
                 Ada, OK                160          2           1         114,000           8,200         70

(1) Ranking of DMA served by a station among all DMAs is measured by the number of television households based within the DMA in the November 1999 Nielsen estimates.
(2) Includes independent broadcasting stations and excludes satellite stations such as KBTX and KGIN. (3) Based upon the approximate number of television households in the DMA as reported by Nielsen for November 1999.
(4) The market area served by WYMT is an 18-county trading area, as defined by Nielsen, and is included in the Lexington, Kentucky DMA. WYMT's station rank is based upon its ratings position in the 18-county trading area.
(5) KBTX is a VHF station located in Bryan, Texas and is operated primarily as a satellite station of KWTX which is located in Waco, Texas.
(6) KGIN is a VHF station located in Grand Island, Nebraska and is operated primarily as a satellite station of KOLN, which is located in Lincoln, Nebraska.

      The percentage of the Company's total revenues contributed by the Company's television broadcasting segment was approximately 67.4%, 70.6% and 69.8% for each of the years ended December 31, 1999, 1998 and 1997, respectively.

      In the following description of each of the Company's stations, information set forth below concerning estimates of population, Total Market Revenues, average household income, projected effective buying income and projected retail business sales growth has been derived from the BIA Guide. Estimates of television households are as reported by Nielsen for November 1999.

WVLT, the CBS affiliate in Knoxville, Tennessee

      WVLT, acquired by the Company in September 1996, began operations in 1988. Knoxville, Tennessee is the 63rd DMA in the United States, with approximately 452,000 television households and a total population of approximately 1.1 million. Total Market Revenues in the Knoxville DMA in 1999 were approximately $73.1 million. According to the BIA Guide, the average household income in the Knoxville DMA in 1997 was $36,917, with effective buying income projected to grow at an annual rate of 5.4% through 2002. Retail business sales growth in the Knoxville DMA is projected by the BIA Guide to average 5.5% annually during the same period. The Knoxville DMA has six licensed commercial television stations, four of which are affiliated with major networks. The Knoxville DMA also has two public broadcasting stations.

      Market Description. The Knoxville DMA, consisting of 22 counties in eastern Tennessee and southeastern Kentucky, includes the cities of Knoxville, Oak Ridge and Gatlinburg, Tennessee. The Knoxville area is a center for education, manufacturing, healthcare and tourism. The University of Tennessee's main campus with approximately 26,000 students is located within the city of Knoxville. Leading manufacturing employers in the area include: Lockheed Martin Energy Systems, Inc., DeRoyal Industries, Aluminum Company of North America, Phillips Consumer Electronics North America Corp., Clayton Homes and Sea Ray Boats, Inc.

WKYT, the CBS affiliate in Lexington, Kentucky

      WKYT, acquired by the Company in September 1994, began operations in 1957. Lexington, Kentucky is the 66th largest DMA in the United States, with approximately 416,000 television households and a total population of approximately 1.1 million. Total Market Revenues in the Lexington DMA in 1999 were approximately $54.2 million. According to the BIA Guide, the average household income in the Lexington DMA in 1997 was $35,175, with effective buying income projected to grow at an annual rate of 5.0% through 2002. Retail business sales growth in the Lexington DMA is projected by the BIA Guide to average 4.9% annually during the same period. The Lexington DMA has six licensed commercial television stations, including WYMT, WKYT's sister station, five of which are affiliated with major networks. The Lexington DMA also has one public television station.

      Market Description. The Lexington DMA consists of 39 counties in central and eastern Kentucky. The Lexington area is a regional hub for shopping, business, healthcare, education, and cultural activities and has a comprehensive transportation network and low commercial utility rates. Major employers in the Lexington area include Toyota Motor Corp., Lexmark International, Inc., GTE Corporation, Square D Company, Ashland, Inc., the University of Kentucky and International Business Machines Corporation. Eight hospitals and numerous medical clinics are located in Lexington, reinforcing Lexington's position as a regional medical center. The University of Kentucky's main campus with approximately 23,000 students is also located in Lexington.

WYMT, the CBS affiliate in Hazard, Kentucky

      WYMT, acquired by the Company in September 1994, began operations in 1985. WYMT has carved out a niche trading area comprising 18 counties in eastern and southeastern Kentucky. This trading area is a separate marketing area of the Lexington, Kentucky DMA with approximately 174,000 television households and a total population of approximately 452,000. WYMT is the only commercial television station in this 18-county trading area. Total Market Revenues in the 18-county trading area for the year ended December 31, 1998, were approximately $5.6 million. WYMT is the sister station of WKYT and shares many resources and simulcasts some local programming with WKYT.

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

KWTX and KBTX, the CBS affiliates in Waco-Temple-Bryan, Texas

      KWTX and KBTX, acquired by the Company in October 1999, began operations in 1955 and 1957, respectively. KWTX is a full power VHF television station located in Waco, Texas. KBTX is a full power VHF television station located in Bryan, Texas and, under FCC rules, is operated primarily as a satellite station to KWTX in order to serve the entire broadcast market. Waco-Temple-Bryan, Texas is the 94th largest DMA in the United States, with approximately 286,000 television households and a total population of approximately 791,000. Total Market Revenues in the Waco-Temple-Bryan DMA in 1999 were approximately $30.2 million. According to the BIA Guide, the average household income in the Waco-Temple-Bryan DMA in 1997 was $36,348, with effective buying income projected to grow at an annual rate of 4.9% through 2002. Retail business sales growth in the Waco-Temple-Bryan DMA is projected by the BIA Guide to average 4.9% annually during the same period. The Waco-Temple-Bryan DMA has five licensed commercial television stations (excluding KBTX), four of which are affiliated with major networks. The Waco-Temple-Bryan DMA also has three public television stations.

      Market Description. The Waco-Temple-Bryan DMA consists of 14 counties covering a large portion of central Texas and the Brazos Valley. The cities of Waco, Temple, Killeen, Bryan and College Station are the primary economic centers of the region. College Station, Texas is the home of Texas A&M University with approximately 44,500 students and Baylor University is located in Waco, Texas with approximately 13,000 students. The Waco-Temple-Bryan economy centers on education, medical services and U.S. military installations. Leading employers in the area include: Texas A&M University, Raytheon, Baylor University, St. Joseph's Regional Medical Center, Scott and White Hospital and the U.S. Army base at Fort Hood Texas.

KOLN\KGIN, the CBS affiliates in Lincoln-Hastings-Kearney, Nebraska

      KOLN and KGIN, acquired by the Company in July 1998, began operations in 1953 and 1961, respectively. KOLN is a full power VHF television station located in Lincoln, Nebraska. KGIN is a full power VHF television station located in Grand Island, Nebraska and, under FCC rules, is operated primarily as a satellite station to KOLN in order to serve the western portion of the Lincoln-Hastings-Kearney DMA. Lincoln-Hastings-Kearney, Nebraska is the 101st largest DMA in the United States, with approximately 260,000 television households and a total population of approximately 659,000. Total Market Revenues in the Lincoln-Hastings-Kearney DMA in 1999 were approximately $26.2 million. According to the BIA Guide, the average household income in the Lincoln-Hastings-Kearney DMA in 1997 was $40,578, with effective buying income projected to grow at an annual rate of 4.5% through 2002. Retail business sales growth in the Lincoln-Hastings-Kearney DMA is projected by the BIA Guide to average 4.8% annually during the same period. The Lincoln-Hastings-Kearney DMA has five licensed commercial television stations, all of which are affiliated with major networks. The Lincoln-Hastings-Kearney DMA also has one public television station.

      Market Description. The Lincoln-Hastings-Kearney DMA consists of 51 counties covering a large portion of the western two thirds of Nebraska and the northern tier of Kansas. The city of Lincoln is the primary economic center of the region, the capital of Nebraska and home to the University of Nebraska with approximately 23,000 students. The Lincoln-Hastings-Kearney economy centers around state government, education, medical services and agriculture. Leading employers in the area include: the State of Nebraska, the University of Nebraska, the Lincoln Public School System and several area hospitals.

WITN, the NBC affiliate in Greenville-New Bern-Washington, North Carolina

      WITN, acquired by the Company in August 1997, began operations in 1955. Greenville-New Bern-Washington, North Carolina is the 106th largest DMA in the United States, with approximately 241,000 television households and a total population of approximately 672,000. Total Market Revenues in the Greenville-New Bern-Washington DMA in 1999 were approximately $31.9 million. According to the BIA Guide, the average household income in the Greenville-New Bern-Washington DMA in 1997 was $38,090, with effective buying income projected to grow at an annual rate of 5.7% through 2002. Retail business sales growth in the Greenville-New Bern-Washington DMA is projected by the BIA Guide to average 6.2% annually during the same period. The Greenville-New Bern-Washington DMA has five licensed commercial television stations, four of which are affiliated with major networks. The Greenville-New Bern-Washington DMA also has three public television stations.

      Market Description. The Greenville-New Bern-Washington DMA consists of 15 counties in eastern North Carolina. Greenville, North Carolina (located 100 miles east of Raleigh) is the primary economic center of the region and home to East Carolina University with approximately 18,000 students. The Greenville-New Bern-Washington economy centers around education, manufacturing, and agriculture. Leading employers in the area include: East Carolina University, Catalytica Pharmaceuticals, Inc., PCS Phosphate, Rubber Maid Cleaning Products, Inc., and Weyerhauser Co.

WCTV, the CBS affiliate in Tallahassee, Florida-Thomasville, Georgia

      WCTV, acquired by the Company in September 1996, began operations in 1955. Tallahassee, Florida-Thomasville, Georgia is the 109th largest DMA in the United States, with approximately 230,000 television households and a total population of approximately 620,000. Total Market Revenues in the Tallahassee-Thomasville DMA in 1999 were approximately $23.7 million. According to the BIA Guide, the average household income in the Tallahassee, Florida-Thomasville, Georgia DMA in 1997 was $36,600, with effective buying income projected to grow at an annual rate of 5.1% through 2002. Retail business sales growth in the Tallahassee, Florida-Thomasville, Georgia DMA is projected by the BIA Guide to average 4.8% annually during the same period. The Tallahassee-Thomasville DMA has six licensed commercial television stations, four of which are affiliated with major networks. The Tallahassee-Thomasville DMA also has one public television station.

      Market Description. The Tallahassee-Thomasville DMA, consisting of 18 counties in the panhandle of Florida and southwest Georgia, includes Tallahassee, the capital of Florida, and Thomasville, Valdosta and Bainbridge, Georgia. The Tallahassee-Thomasville economy centers around state and local government as well as state and local universities which include Florida State University with approximately 30,000 students, Florida A&M University with 11,000 students, Tallahassee Community College, Thomas College and Valdosta State University. Florida State University has its main campus located within the city of Tallahassee.

WRDW, the CBS affiliate in Augusta, Georgia

WRDW, acquired by the Company in January 1997, began operations in 1954. Augusta, Georgia is the 115th largest DMA in the United States, with approximately 228,000 television households and a total population of approximately 636,000. Total Market Revenues in the Augusta DMA in 1999 were approximately $33.5 million. According to the BIA Guide, the average household income in the Augusta DMA in 1997 was $35,238, with effective buying income projected to grow at an annual rate of 3.5% through 2002. Retail business sales growth in the Augusta DMA is projected by the BIA Guide to average 3.2% annually during the same period. The Augusta DMA has five licensed commercial television stations, four of which are affiliated with a major network. The Augusta DMA also has two public television stations.

      Market Description. The Augusta DMA consists of 19 counties in eastern Georgia and western South Carolina, including the cities of Augusta, Georgia and North Augusta and Aiken, South Carolina. The Augusta, Georgia area is one of Georgia's major metropolitan/regional centers, with a particular emphasis on health services, manufacturing and the military. The federal government employs military and civilian personnel at the Department of Energy's Savannah River Site, a nuclear processing plant, and Fort Gordon, an U.S. Army military installation. Augusta has eight large hospitals, which collectively employ approximately 20,000 and reinforce Augusta's status as a regional healthcare center. Augusta is also home to the Masters Golf Tournament, which has been broadcast by CBS for 44 years.

WEAU, the NBC affiliate in La Crosse-Eau Claire, Wisconsin

      WEAU, acquired by the Company in July 1998, began operations in 1953. La Crosse-Eau Claire, Wisconsin is the 129th largest DMA in the United States, with approximately 182,000 television households and a total population of approximately 488,000. Total Market Revenues in the La Crosse-Eau Claire, Wisconsin DMA in 1999 were approximately $24.4 million. According to the BIA Guide, the average household income in the La Crosse-Eau Claire, Wisconsin DMA in 1997 was $35,331, with effective buying income projected to grow at an annual rate of 3.3% through 2002. Retail business sales growth in the La Crosse-Eau Claire, Wisconsin DMA is projected by the BIA Guide to average 4.7% annually during the same period. The La Crosse-Eau Claire, Wisconsin DMA has four licensed commercial television stations, all of which are affiliated with major networks. The La Crosse-Eau Claire, Wisconsin DMA also has one public television station.

      Market Description. The La Crosse-Eau Claire, Wisconsin DMA, consists of ten counties in west central Wisconsin and two counties in eastern Minnesota. The La Crosse and Eau Claire, Wisconsin economy centers around skilled industry, medical services, agriculture, education and retail businesses. The University of Wisconsin maintains a 10,000 student campus in Eau Claire. Leading employers include Hutchenson Technologies, the University of Wisconsin at Eau Claire and several area hospitals.

WJHG, the NBC affiliate in Panama City, Florida

      WJHG, acquired by the Company in 1960, began operations in 1953. Panama City, Florida is the 157th largest DMA in the United States, with approximately 123,000 television households and a total population of approximately 318,000. Total Market Revenues in the Panama City DMA in 1999 were approximately $12.2 million. According to the BIA Guide, the average household income in the Panama City DMA in 1997 was $34,998, with effective buying income projected to grow at an annual rate of 6.1% through 2002. Retail business sales growth in the Panama City DMA is projected by the BIA Guide to average 6.5% annually during the same period. The Panama City DMA has four licensed commercial television stations, three of which are affiliated with major networks. In addition, a station in Dothan, Alabama, an adjacent DMA, provides a CBS signal. The Panama City DMA also has one public television station.

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

KXII, the CBS affiliate in Sherman, Texas - Ada, Oklahoma

      KXII, acquired by the Company in October 1999, began operations in 1956. Sherman, Texas-Ada, Oklahoma is the 160th largest DMA in the United States, with approximately 114,000 television households and a total population of approximately 294,000. Total Market Revenues in the Sherman, Texas-Ada, Oklahoma DMA in 1999 were approximately $8.2 million. According to the BIA Guide, the average household income in the Sherman, Texas-Ada, Oklahoma DMA in 1997 was $32,602, with effective buying income projected to grow at an annual rate of 5.2% through 2002. Retail business sales growth in the Sherman, Texas-Ada, Oklahoma DMA is projected by the BIA Guide to average 4.9% annually during the same period. The Sherman, Texas-Ada, Oklahoma DMA has two licensed commercial television stations, both of which are affiliated with major networks.

      Market Description. The Sherman, Texas-Ada, Oklahoma DMA, consists of one county in north central Texas and eleven counties in south central Oklahoma. The Sherman, Texas-Ada, Oklahoma economy centers around medical services, manufacturing and distribution services. Leading employers include Johnson & Johnson and Texas Instruments.

Satellite Transmission and Production Services

      The Company's satellite transmission and production services business, Lynqx Communications, operates C-band and Ku-band transportable satellite uplink units and provides production management services. Clients include NBC, CBS, ABC and other broadcast and cable services. Subsequent to the GulfLink Acquisition, certain other satellite uplink truck operations of the Company were combined with GulfLink and the operating name was changed to Lynqx Communications.

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

      Four major broadcast networks, ABC, Inc. ("ABC"), NBC, CBS, and FOX dominate broadcast television. Additionally, United Paramount Network ("UPN") and Warner Brothers Network ("WB") have been launched as additional television networks. An affiliate of FOX, UPN or WB receives a smaller portion of each day's programming from its network compared to an affiliate of ABC, NBC or CBS.

      The affiliation of a station with ABC, NBC or CBS has a significant impact on the composition of the station's programming, revenues, expenses and operations. A typical affiliate of these networks receives the majority of each day's programming from the network. This programming, along with cash payments ("network compensation"), is provided to the affiliate by the network in exchange for a substantial majority of the advertising time available for sale during the airing of network programs. The network then sells this advertising time and retains the revenues. The affiliate retains the revenues from time sold during breaks in and between network programs and programs the affiliate produces or purchases from non-network sources. In acquiring programming to supplement programming supplied by the affiliated network, the affiliates compete primarily with other affiliates and independent stations in their markets. Cable systems generally do not compete with local stations for programming, although various national cable networks from time to time have acquired programs that would have otherwise been offered to local television stations. In addition, a television station may acquire programming through barter arrangements. Under barter arrangements, which are becoming increasingly popular with both network affiliates and independents, a national program distributor may receive advertising time in exchange for the programming it supplies, with the station paying a reduced or no fee for such programming. Most successful commercial television stations obtain their brand identity from locally produced news programs.

      In contrast to a station affiliated with a network, a fully independent station purchases or produces all of the programming that it broadcasts, resulting in generally higher programming costs. An independent station, however, retains its entire inventory of advertising time and all the revenues obtained therefrom. As a result of the smaller amount of programming provided by its network, an affiliate of FOX, UPN or WB must purchase or produce a greater amount of its programming, resulting in generally higher programming costs. These affiliate stations, however, retain a larger portion of the inventory of advertising time and the revenues obtained therefrom compared to stations affiliated with the major networks.

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

Network Affiliation of the Stations

      Each of the Company's stations is affiliated with a major network pursuant to an affiliation agreement. Each affiliation agreement provides the affiliated station with the right to broadcast all programs transmitted by the network with which the station is affiliated. In return, the network has the right to sell a substantial majority of the advertising time during such broadcasts. In exchange for every hour that a station elects to broadcast network programming, the network pays the station a specific network compensation fee which varies with the time of day. Typically, prime-time programming generates the highest hourly network compensation payments. Such payments are subject to increase or decrease by the network during the term of an affiliation agreement with provisions for advance notices and right of termination by the station in the event of a reduction in such payments. The NBC affiliation agreement for WJHG expires January 1, 2002 and is renewable automatically every five years thereafter unless either party notifies the other of its intention to the terminate the agreement. The NBC affiliation agreements with WITN and WEAU expire on June 30, 2006 and December 31, 2005, respectively and the WEAU agreement renews automatically every five years unless either party notifies the other of its intention to terminate the agreement. The CBS affiliation agreements expire as follows: (i) KWTX, KBTX and KXII on December 31, 2000, (ii) WVLT, WKYT, WYMT and WCTV, on December 31, 2004, (iii) WRDW on March 31, 2005 and (iv) KOLN and KGIN on December 31, 2005.

NEWSPAPER PUBLISHING

      At December 31, 1999, the Company owned and operated five publications comprising four daily newspapers and an advertising shopper, located in the Southeast and Midwest. The percentage of total company revenues contributed by the newspaper publishing segment was approximately 26.3%, 22.8% and 23.7% for each of the years ended December 31, 1999, 1998 and 1997, respectively.

The Albany Herald

      The Albany Herald Publishing Company, Inc. ("The Albany Herald"), located in Albany, Georgia, publishes The Albany Herald which is a seven-day-a-week newspaper that serves southwest Georgia. The Albany Herald's circulation approximates 33,000 subscribers. The Albany Herald also produces a weekly advertising shopper and other niche publications.

The Rockdale Citizen and the Gwinnett Daily Post

      The Rockdale Citizen and the Gwinnett Daily Post are newspapers that serve communities in the metro Atlanta area with complete local news, sports and lifestyles coverage together with national stories that directly impact their local communities.

      The Rockdale Citizen is published seven days per week with a circulation of approximately 17,000 subscribers. The Rockdale Citizen Publishing Company is located in Conyers, Georgia, the county seat of Rockdale County, which is 19 miles east of downtown Atlanta. Rockdale County's population is estimated to be approximately 65,000. The Sunday edition of the paper commenced in February 2000.

      The Gwinnett Daily Post is published Tuesday through Sunday and has a circulation of approximately 63,000 subscribers. The Gwinnett Daily Post, which was purchased by the Company in January 1995, is located north of Atlanta in Gwinnett County, one of the fastest growing areas in the nation with an estimated population of 699,000. Since the purchase of the Gwinnett Daily Post, the frequency of publication has increased from three to six days per week.

The Goshen News

      The Company acquired The Goshen News on March 1, 1999. It is an 18,000 circulation newspaper published Monday through Sunday and serves Goshen, Indiana and surrounding areas. The Sunday edition commenced in August of 1999. The Goshen News also produces a weekly advertising shopper.

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

PAGERS AND PAGING SERVICES

The Paging Business

      The paging business, acquired by the Company in September 1996 is based in Tallahassee, Florida and operates in Columbus, Macon, Albany, Thomasville, and Valdosta, Georgia, in Dothan, Alabama, in Tallahassee, Gainesville, Orlando and Panama City, Florida and in certain contiguous areas. In 1999, the Company's paging operations had approximately 88,000 units in service compared to approximately 86,000 units in service in 1998. The percentage of total Company revenues contributed by the paging segment was approximately 6.3%, 6.6% and 6.5% for each of the years ended December 31, 1999, 1998 and 1997, respectively.

      The Company's paging system operates by connecting a telephone call placed to a local telephone number with a local paging switch. The paging switch processes a caller's information and sends the information to a link transmitter which relays the processed information to paging transmitters, which in turn alert an individual pager by means of a coded radio signal. This process provides service to a "local coverage area." To enhance coverage further to its customer base, all of the Company's local coverage areas are interconnected or networked, providing for "wide area coverage" or "network coverage." A pager's coverage area is programmable and can be customized to include or exclude any particular paging switch and its respective geographic coverage area, thereby allowing the Company's paging customers a choice of coverage areas. In addition, the Company is able to network with other paging companies which share the Company's paging frequencies in other markets, by means of an industry standard network paging protocol, in order to increase the geographic coverage area in which the Company's customers can receive paging service. During 1999, the Company introduced services, which allow its paging customers to receive electronic mail on their pager. In addition, the Company expanded its capability so that individuals may send text messages via the Internet to the company's paging customers by accessing the paging businesses web page.

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

      Audience. Stations compete for audience based on program popularity, which has a direct effect on advertising rates. A substantial portion of the daily programming on each of the Company's stations is supplied by the network with which each station is affiliated. During those periods, the stations are totally dependent upon the performance of the network programs to attract viewers. There can be no assurance that such programming will achieve or maintain satisfactory viewership levels in the future. Non-network time periods are programmed by the station with a combination of self-produced news, public affairs and other entertainment programming, including news and syndicated programs purchased for cash, cash and barter, or barter only.

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

      Other sources of competition include home entertainment systems, "wireless cable" services, satellite master antenna television systems, low power television stations, television translator stations, direct broadcast satellite ("DBS") video distribution services and the internet.

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

Newspaper Industry

      The Company's newspapers compete for advertisers with a number of other media outlets, including magazines, radio, television and the internet, as well as other newspapers, which also compete for readers with the Company's publications. One of the Company's newspaper competitors is significantly larger than the Company and operates in two of its newspaper markets. The Company differentiates its publications from the other newspaper by focusing on local news and local sports coverage in order to compete with its larger competitor. The Company also seeks to establish its publications as the local newspaper by sponsoring special events of particular community interest.

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

      License Grant and Renewal. Television broadcasting licenses generally are granted or renewed for a period of eight years but may be renewed for a shorter period upon a finding by the FCC that the "public interest, convenience, and necessity" would be served thereby. The broadcast licenses for each station are effective through the following dates: WVLT - August 1, 2005; WKYT - August 1, 2005; WYMT August 1, 2005; KOLN and KGIN - June 1, 2006; WITN - December 1, 2004; WRDW - April 1, 2005; WCTV - April 1, 2005; WEAU - December 1, 2005, WJHG
- February 1, 2005, KBTX and KWTX - August 1, 2006, and KXII - August 1, 2006, respectively. The Telecommunications Act requires a broadcast license to be renewed if the FCC finds that: (i) the station has served the public interest, convenience and necessity; (ii) there have been no serious violations of either the Telecommunications Act or the FCC's rules and regulations by the licensee; and (iii) there have been no other violations, which taken together would constitute a pattern of abuse. At the time an application is made for renewal of a television license, parties in interest may file petitions to deny, and such parties, including members of the public, may comment upon the service the station has provided during the preceding license term and urge denial of the application. If the FCC finds that the licensee has failed to meet the above-mentioned requirements, it could deny the renewal application or grant a conditional approval, including renewal for a lesser term. The FCC will not consider competing applications contemporaneously with a renewal application. Only after denying a renewal application can the FCC accept and consider competing applications for the license. Although in substantially all cases broadcast licenses are renewed by the FCC even when petitions to deny or competing applications are filed against broadcast license renewal applications, there can be no assurance that the Company's stations' licenses will be renewed. The Company is not aware of any facts or circumstances that could prevent the renewal of the licenses for its stations at the end of their respective license terms.

      Multiple Ownership Restrictions. Currently, the FCC has rules that limit the ability of individuals and entities to own or have an ownership interest above a certain level (an "attributable" interest, as defined more fully below) in broadcast stations, as well as other mass media entities. The current rules limit the number of radio and television stations that may be owned both on a national and a local basis. On a national basis, the rules preclude any individual or entity from having an attributable interest in co-owned television stations whose aggregate audience reach exceeds 35% of all United States households. Owners of television stations that have an attributable interest in another TV station in the same Nielson Designated Market Area ("DMA"), or that operate a satellite station in the same market, do not have to include those additional same-market outlets in calculating its 35% aggregate television audience reach cap. A station owner with an attributable interest in a station in a separate market (including time-brokered local marketing agreements ("LMAs") and satellite stations) must count that additional audience as part of its national aggregate audience.

      On a local basis, the FCC recently revised its local market television ownership rules, permitting station owners to realize the efficiencies of certain types of common ownership. The FCC currently allows the common ownership of two television stations without regard to contour overlap if the stations are in separate DMAs. The FCC continues to allow common ownership of two stations in the same DMA if their Grade B contours do not overlap. Entities are permitted to own two television stations with the same DMA if eight full-power independent television stations (commercial and noncommercial) will remain post-merger, and one of the stations is not among the top four-ranked stations in the market based on audience share. The common ownership of two television stations in the same market with an overlapping contour is permitted where the same-market licensee is the only reasonably available buyer and the station purchased is a "failed station" (either off the air for at least four months prior to the waiver application or involved in involuntary bankruptcy or insolvency proceedings) or a "failing" station (having a low audience share and financially struggling during the previous several years). A waiver of the FCC's ownership restrictions is possible if the applicants for waiver can show that the combination will result in the construction of a previously unbuilt station.

      The FCC also substantially modified its rules implementing TV-radio cross-ownership restrictions (the so-called "one-to-a-market" rule). Depending upon the particular circumstances an entity may own up to two television stations and six radio stations or one television station and seven radio stations in a market.

      In addition, the Telecommunications Act prohibits common ownership arrangements among the four largest networks (NBC, CBS, ABC and FOX) or between them and UPN and WB. The Telecommunications Act also directs the FCC to revise its rules to permit cross-ownership interests between a broadcast network and cable system. The Telecommunications Act further authorizes the FCC to consider revising its rules to permit common ownership of co-located broadcast stations and cable systems.

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

      Under the FCC's ownership rules, a direct or indirect purchaser of certain types of securities of the Company could violate FCC regulations if that purchaser owned or acquired an "attributable" or "meaningful" interest in other media properties in the same areas as stations owned by the Company or in a manner otherwise prohibited by the FCC. All officers and directors of a licensee, as well as general partners, uninsulated limited partners and stockholders who own 5% or more of the voting power of the outstanding common stock of a licensee (either directly or indirectly), generally will be deemed to have an "attributable" interest in the licensee. Certain institutional investors which exert no control or influence over a licensee may own up to 20% of the voting power of the outstanding common stock before attribution occurs.

      The FCC has recently revised its broadcast ownership attribution rules. The attribution rules define what constitutes a "cognizable interest" for purposes of applying the ownership rules. The FCC's new attribution rule includes a new "equity/debt plus" attribution rule that functions in addition to the current attribution rules. Under the new rule, a holder of a financial interest, whether equity or debt or both of 33% of licensee's total assets will have an attributable interest in that licensee if it is either a major program supplier to that licensee (supplying more than 15% of a station's total weekly broadcast programming hours) or if it is a same media market entity (including broadcasters, cable operators and newspapers). All stock, both common and preferred, both voting and nonvoting, will be counted toward the 33% threshold. Time brokerage of another television station in the same market (including LMAs), for more than 15% of the brokered station's broadcast hours per week will result in the attribution of the time brokerage arrangement. Except for LMAs, any interest acquired on or after November 7, 1996 are subject to the FCC's revised ownership and attribution rules. To the best of the Company's knowledge, no officer, director or 5% stockholder of the Company currently holds an attributable interest in another television station, radio station, cable television system or daily newspaper that is inconsistent with the FCC's ownership rules and policies or with ownership by the Company of its stations.

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

      Recent Developments. Congress has recently enacted legislation and the FCC currently has under consideration or is implementing new regulations and policies regarding a wide variety of matters that could affect, directly or indirectly, the operation and ownership of the Company's broadcast properties. In addition to the proposed changes noted above, such matters include, for example, the license renewal process (particularly the weight to be given to the expectancy of renewal for an incumbent broadcast licensee and the criteria to be applied in deciding contested renewal applications), spectrum use fees, political advertising rates, potential advertising restrictions on the advertising of certain products (hard liquor), the rules and policies to be applied in enforcing the FCC's equal employment opportunity regulations, cable carriage of digital television signals, viewing of distant network signals by direct broadcast satellite services, and the standards to govern evaluation of television programming directed toward children and violent and indecent programming (including the possible requirement of what is commonly referred to as the "v-chip," which permits parents to program television sets so that certain programming would not be accessible by children). Other matters that could affect the Company's broadcast properties include technological innovations and developments generally affecting competition in the mass communications industry, such as the recent initiation of direct broadcast satellite service, and the continued establishment of wireless cable systems and low power television stations.

      The FCC requires that licensees widely disseminate information about job openings to all segments of the community to ensure that all qualified applicants, including minorities and women, have sufficient opportunities to compete for jobs in the broadcast industry. The Company adheres to these and all other EEO requirements.

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

      The signal carriage, or "must carry," provisions of the 1992 Cable Act require cable operators to carry the signals of local commercial and non-commercial television stations and certain low power television stations. Systems with 12 or fewer usable activated channels and more than 300 subscribers must carry the signals of at least three local commercial television stations. A cable system with more than 12 usable activated channels, regardless of the number of subscribers, must carry the signals of all local commercial television stations, up to one-third of the aggregate number of usable activated channels of such system. The 1992 Cable Act also includes a retransmission consent provision that prohibits cable operators and other multi-channel video programming distributors from carrying broadcast stations without obtaining their consent in certain circumstances. The "must carry" and retransmission consent provisions are related in that a local television broadcaster, on a cable system-by-cable-system basis, must make a choice once every three years whether to proceed under the "must carry" rules or to waive that right to mandatory but uncompensated carriage and negotiate a grant of retransmission consent to permit the cable system to carry the station's signal, in most cases in exchange for some form of consideration from the cable operator. Cable systems must obtain retransmission consent to carry all distant commercial stations other than certain "super stations" delivered via satellite. Under rules adopted to implement these "must carry" and retransmission consent provisions, local television stations are required to make an election of "must carry" or retransmission consent at three year intervals. Stations that fail to elect are deemed to have elected carriage under the "must carry" provisions. Other issues addressed in the FCC rules are market designations, the scope of retransmission consent and procedural requirements for implementing the signal carriage provisions. Each of the Company's stations has elected "must carry" status on certain cable systems in its DMA. On other cable systems the Company's stations have entered into retransmission consent agreements. This election entitled the Company's stations to carriage on those systems until at least December 31, 2002.

      Digital Television Service. In December 1996, the FCC formally approved technical standards for digital advanced television ("DTV"). DTV is a flexible system that will permit broadcasters to utilize a single digital channel in various ways, including providing one channel of high-definition television programming with greatly enhanced image and sound quality or several channels of lower-definition television programming ("multicasting"), and is capable of accommodating subscription video and data services. Broadcasters may offer a combination of services, so long as they transmit at least one stream of free video programming on the DTV channel. The FCC has assigned to each existing full power television station (including each station owned by the Company) a second channel to implement DTV while present television operations are continued on that station's existing channel. Although in some cases a station's DTV channel may only permit operation over a smaller geographic service area than that available using its existing channel, the FCC's stated goal in assigning channels was to provide stations with DTV service areas that will replicate their existing service areas. The FCC's DTV rules also permit stations to request new channel assignments and other modifications to their assigned DTV facilities, allowing them to expand their DTV service areas if certain interference criteria are met. Under FCC rules and the Balanced Budget Act of 1997, station owners may be required to surrender one channel in 2006 and thereafter provide service solely in the DTV format. Each of the Company's stations must construct DTV facilities and commence operations by May 2002. As of March 1, 2000, the Company had commenced such DTV construction at WRDW, it's Augusta, Georgia station, and currently intends to complete the necessary DTV construction at all of its stations by the FCC deadline.

      The FCC's DTV decisions now are subject to judicial review in a consolidated appeal before the U.S. Court of Appeals for the District of Columbia Circuit. In November 1998, the FCC issued a decision to implement the requirement of the Telecommunications Act of 1996 that it charge broadcasters a fee for offering subscription services on the DTV channel. The FCC's decision to impose a fee of 5% of the gross revenues generated by such services currently is subject to petitions for reconsideration before the FCC. The FCC also is considering whether and how to extend cable systems' obligations for mandatory carriage of certain broadcast television signals to the DTV channel. Deliberations on this issue include the question of whether cable systems should be required to transmit DTV signals in the same definition in which originally broadcast. Finally, the FCC is considering additional public interest obligations on broadcasters' digital operations. The Commission asked for comment on four general categories of issues: (1) the application of television stations' public interest obligations to the new flexibility and capabilities of digital television, such as multiple channel transmission; (2) how television stations could best serve their communities in terms of providing their viewers information on their public interest activities, and using digital technology to provide emergency information in new ways; (3) how DTV broadcasters could increase access to television programming by people with disabilities, and further the longstanding legislative and regulatory goals of diversity; and (4) whether broadcasters could enhance the quality of political discourse through uses of the airwaves for political issues and debate.

      The Company anticipates that the conversion to DTV broadcasting will require significant capital expenditures but cannot otherwise predict what effects the DTV conversion eventually will have upon its television broadcast operations.

      Direct Broadcasting Satellite Systems. The FCC has authorized DBS, a service which provides video programming via satellite directly to home subscribers. Congress has enacted the Satellite Home Viewer Improvement Act ("SHVIA") that gives satellite companies the option of providing local broadcast stations to subscribers living in the station's local market area. This is referred to as "local-into-local." SHVIA makes the provision of local channels a choice, not a requirement, for the satellite company. "Local-into-local" means that if a satellite customer lives in an area where the satellite company has decided to provide the service, the customer can receive local television station broadcasts. If the satellite company decides that it will not provide local broadcast stations in an area, the consumer may still receive local broadcast stations by using an antenna or basic cable service. SHVIA defines the "local market" as the DMA. The Company cannot predict the impact of this new service upon the Company's business.

Paging and SMR

      Federal Regulation. The Company's paging and special mobile radio ("SMR") operations, acquired by the Company in September 1996, are subject to regulation by the FCC under the Communications Act. The FCC has granted the Company licenses to use the radio frequencies necessary to conduct its paging and SMR operations.

         License Grant and Renewal. The FCC licenses granted to the Company are for varying terms of up to 10 years, at the end of which renewal applications must be approved by the FCC. The Company holds various FCC radio licenses which are used in connection with its paging and SMR operations. The SMR license expiration dates for these licenses are staggered with only a portion of the licenses expiring in any particular calendar year. Paging licenses will expire during calendar year 2009. Licensees in the paging and SMR services normally enjoy a license renewal expectancy and the vast majority of license renewal applications are granted in the normal course. Although the Company is unaware of any circumstances which could prevent the grant of renewal applications, no assurance can be given that any of the Company's licenses will be free of competing applications or will be renewed by the FCC. Furthermore, the FCC has the authority to restrict the operations of licensed facilities or to revoke or modify licenses. None of the Company's licenses have ever been revoked or modified involuntarily, and such proceedings by the FCC are rarely undertaken.

      Pursuant to Congressional mandate, the FCC has adopted rules regarding the award of license authorizations by competitive bidding. Pursuant to those rules, the FCC may award licenses for new or existing services by auction, as done with the 800 MHz and 900 MHz SMR bands. The Commission will begin awarding geographic area and paging licenses by auction in February 2000. Accordingly, there can be no assurance that the Company will be able to procure additional spectrum, or expand its existing paging and SMR networks into new service areas.

      The winner of the geographic area license has the right to use a certain frequency or block of frequencies throughout the licensed service area, may construct and operate its transmitters in its authorized service area without prior FCC approval, provided that the construction of the transmitter would not constitute a major environmental action under the FCC rules. The market area licensee is required, however, to protect incumbent licensees from the potential for harmful co-channel interference. The FCC has completed auctions to license various radio services on a market area basis including the 800 MHz trunked SMR auction, which concluded in December 1997. In these auctions, successful bidders have made significant auction payments in order to obtain spectrum. The Company was a successful bidder for a portion of the spectrum licenses for the Tallahassee, Florida; Albany and Columbus, Georgia and Auburn, Alabama Economic Area Markets. The Company received FCC grants of these market area licenses and subsequently sold such interests to Nextel South Corporation ("Nextel'). The Company also entered into an option agreement with Nextel for the purchase and sale of all of its other 800 MHz geographic licenses covering certain markets in south Georgia and north Florida. If Nextel exercises its option, prior FCC consent to the proposed transaction is required before the Company may consummate the sale to Nextel. In such instance, the Company anticipates that it will obtain the FCC's consent to the transaction in the normal course, although it is possible a competitor could file a protest against the transaction. In the event a protest is filed, any grant of the FCC's consent would be delayed, or could possibly be withheld.

EMPLOYEES

      As of March 3, 2000, the Company had 1,376 full-time employees, of which 938 were employees of the Company's stations, 365 were employees of the Company's publications, 58 were employees of the Company's paging operations and 15 were corporate and administrative personnel. None of the Company's employees are represented by unions. The Company believes that its relations with its employees are satisfactory.

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

Television Broadcasting

    Station/Approximate                                       Owned or                             Expiration of
     Property Location                    Use                  Leased        Approximate Size           Lease
----------------------------------------------------------------------------------------------------------------------

WVLT
    Knoxville, TN            Office and studio                 Owned      18,000 sq. ft. building          --

                             Transmission tower site           Leased     Tower space                Month to Month

WKYT
    Lexington, KY            Office, studio and                Owned      34,500 sq. ft.                   --
                             transmission tower site                      building on 20 acres

WYMT
    Hazard, KY               Office and studio                 Owned      21,200 sq. ft.                   --
                                                                          building on 2 acres
    Hazard, KY               Transmission tower site           Leased               --                 June 2005

    Hazard, KY               Transmitter building and
                             improvements                      Owned      1,248 sq. ft. building           --

KWTX
    Waco, TX                 Office and studio                 Owned      34,000 sq. ft.                   --
                                                                          building on 4 acres

    Moody, TX                Transmission tower site           Owned      27.9 acres                       --

KBTX
    Bryan, TX                Office and studio                 Owned      7,000 sq. ft. building           --
                                                                          on 23.4 acres

    Grimes County, TX        Transmission tower site           Owned      1,300 sq. ft. building
                                                                          560 acres
                                                               Leased                                  March 2023

    Station/Approximate                                       Owned or                             Expiration of
     Property Location                    Use                  Leased        Approximate Size           Lease
----------------------------------------------------------------------------------------------------------------------

KOLN
    Beaver Crossing, NE      Transmission tower site           Owned      120 acres                        --

    Lincoln, NE              Office and studio                 Owned      28,044 sq. ft.                   --
                                                                          building on 5 acres

    Bradshaw, NE             Transmission tower site           Owned      8 acres                          --

 KGIN
    Heartwell, NE            Transmission tower site           Owned      71 acres                         --

    Grand Island, NE         Office and studio                 Leased     5,153 sq. ft.                Dec. 2003

WITN
    Washington, NC           Office and studio                 Owned      19,600 sq. ft. building          --

    Grifton, NC              Transmitter building              Owned      4,190 sq. ft. building           --

    Grifton, NC              Transmission tower site           Leased     9 acres                      Jan. 2029

WCTV
    Tallahassee, FL          Office and studio                 Owned      20,000 sq. ft.                   --
                                                                          building on
                                                               Leased     37 acres                     Dec. 2014

    Metcalf, GA              Transmission tower site           Owned      182 acres                        --

WRDW
    North Augusta, SC        Office and studio                 Owned      17,000 sq. ft. building          --
                             Transmission tower site           Owned      143 acres                        --

WEAU
    Eau Claire, WI           Office and studio                 Owned      16,116 sq. ft.                   --
                                                                          building on 2 acres

    Township of Fairchild,   Transmitter building &          Owned with   2,304 sq. ft. building           --
     WI                      Transmission tower site          easement    on 6 acres

WJHG
    Panama City, FL          Office and studio                 Owned      14,000 sq. ft. building          --

    Youngstown, FL           Transmission tower site           Owned      17 acres                         --

    Station/Approximate                                       Owned or                             Expiration of
     Property Location                    Use                  Leased        Approximate Size           Lease
----------------------------------------------------------------------------------------------------------------------

KXII
    Sherman, TX              Office and studio                 Owned      12,813 sq. ft.                   --
                                                                          building on 3 acres

    Madill, OK,              Transmission tower site           Owned      1,200 sq. ft. building           --
                                                                          on 97 acres

    Ardmore, OK,             Studio and offices                Owned      3,000 sq. ft. building           --
                                                                          on 1.5 acres

Lynqx Communications
    Baton Rouge, LA          Office and repair site            Leased     3,400 sq. ft.                Jan. 2003

    Tallahassee, FL          Office                            Owned      1,000 sq. ft.                    --


Publishing

    Station/Approximate                                       Owned or                             Expiration of
     Property Location                    Use                  Leased        Approximate Size           Lease
----------------------------------------------------------------------------------------------------------------------

The Albany Herald
    Publishing Company,
    Inc.,
    Albany, GA               Offices and production            Owned      83,000 sq. ft. building          --
                             facility for
                             The Albany Herald

The Rockdale Citizen
    Publishing Company
    Conyers, GA              Offices for The Rockdale          Owned      20,000 sq. ft. building
                             Citizen

    Conyers, GA              Offices and production            Leased     20,000 sq. ft. building       May 2002
                             facility for The Rockdale
                             Citizen  and the Gwinnett
                             Daily  Post

    Lawrenceville, GA        Offices for the Gwinnett          Leased     11,000 sq. ft. building    Month to Month
                             Daily Post

    Goshen. IN               Offices and production            Owned      21,000 sq. ft.                   --
                             facility for The Goshen News                 building on 0.6 acres

Paging

    Station/Approximate                                       Owned or                             Expiration of
     Property Location                    Use                  Leased        Approximate Size           Lease
----------------------------------------------------------------------------------------------------------------------

Albany, GA                           Sales Office              Leased     1,500 sq. ft.                May 2001

Columbus, GA                         Sales Office              Leased     1,000 sq. ft.                July 2001
    Macon Road #2                    Sales Office              Leased     1,200 sq. ft.                Jan. 2001
    Cross Co.                        Sales Office              Leased     1,374 sq. ft.                June 2000
    Lumpkin Road                     Sales Office              Leased     2,800 sq. ft.                May 2002

Dothan, AL                           Sales Office              Leased     800 sq. ft.                  Feb. 2002

Macon, GA                            Sales Office              Leased     1,260 sq. ft.                July 2002

Tallahassee, FL                      Sales Office              Leased     1,800 sq. ft.               Sept. 2000

Tallahassee, FL                      General and               Leased     2,400 sq. ft.                Mar. 2002
                                 Administrative Office

Thomasville, GA                      Sales Office              Leased     300 sq. ft.                  May 2000

Valdosta, GA                         Sales Office              Leased     800 sq. ft.                  Oct. 2000

Panama City, FL                      Sales Office              Leased     1,050 sq. ft.                Jan. 2001
                                     Sales Office              Leased     1,100 sq. ft.                Oct. 2000
Gainesville, FL

Orlando, FL                          Sales Office              Leased     2,000 sq. ft.                Apr. 2001


      The paging operations also lease space on various towers in Florida, Georgia and Alabama. These tower leases have expiration dates ranging from 1999 to 2002.

ITEM 3.  LEGAL PROCEEDINGS

      The Company is not a party to any legal proceedings in which an adverse outcome would have a material adverse effect, either individually or in the aggregate, upon the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF  SECURITY HOLDERS

      No matters were submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year covered.

EXECUTIVE OFFICERS OF THE REGISTRANT

      Set forth below is certain information with respect to the executive officers of the Company as of March 3, 2000:

      J. MACK ROBINSON, age 76, has served as a director of the Company since 1993 and as the Company's President and Chief Executive Officer since 1996. Mr. Robinson has served as Chairman of the Board of Bull Run Corporation since 1994, Chairman of the Board and President of Delta Life Insurance Company and Delta Fire and Casualty Insurance Company since 1958, President of Atlantic American Corporation, an insurance holding company, from 1988 until 1995 and Chairman of the Board of Atlantic American Corporation since 1974. He serves as a director of the following companies: Bankers Fidelity Life Insurance Company, American Independent Life Insurance Company, Georgia Casualty & Surety Company, American Southern Insurance Company and American Safety Insurance Company. He is director emeritus of Wachovia Corporation. He is the Chairman of the Executive Committee and a member of the Management Personnel Committee of the Company's Board of Directors. Mr. Robinson is the husband of Harriett J. Robinson and the father-in-law of Hilton H. Howell, Jr.

      ROBERT S. PRATHER, JR., age 55, has served as a director of the Company since 1993 and as Executive Vice President-Acquisitions of the Company since 1996. He has served as President and Chief Executive Officer and a director of Bull Run Corporation, a principal stockholder of the Company, since 1992. He serves as a director of the following companies: Host Communications, Inc., Universal Sports America, Inc., Rawlings Sporting Goods Company, Inc. and The Morgan Group, Inc. He is a member of the Executive Committee and Management Personnel Committee of the Company's Board of Directors.

      ROBERT A. BEIZER, age 60, has served as Vice President for Law and Development and Secretary of the Company since 1996. From June 1994 to February 1996 he was of counsel to Venable, Baetjer, Howard & Civiletti, a law firm, in its regulatory and legislative practice group. From 1990 to 1994, Mr. Beizer was a partner in the law firm of Sidley & Austin and was head of their communications practice group in Washington, D.C. He is a past president of the Federal Communications Bar Association and has served as a member of the ABA House of Delegates.

      JAMES C. RYAN, age 39, has served as the Company's Vice President and Chief Financial Officer since October 1998. He was the Chief Financial Officer of Busse Broadcasting Corporation from 1987 until its acquisition by the Company in 1998.

      THOMAS J. STULTZ, age 48, has served as Vice President of the Company and President of the Company's Publishing Division since 1996. Prior to joining the Company, he served as Vice President of Multimedia, Inc. from 1988 to 1995, having responsibility for developing and coordinating Multimedia's newspaper marketing initiatives and directly supervising several Multimedia daily and non-daily publications.

      RAY M. DEAVER, age 59, has served as the Company's Regional Vice President-Texas since October 1999. He was the President and General Manager of KWTX Broadcasting Company and President of Brazos Broadcasting Company from November 1997 until their acquisition by the Company in October 1999. Since prior to 1995, he was Vice President of KWTX Broadcasting Company and Brazos Broadcasting Company.

      WAYNE M. MARTIN, age 53, has served as the Company's Regional Vice President-Television since July 1998. He was also appointed President of WVLT-TV, the Company's subsidiary in Knoxville, Tennessee. Since 1993, Mr. Martin has served as President of Gray Kentucky Television, Inc., a subsidiary of the Company, which operates WKYT-TV, in Lexington, Kentucky and WYMT-TV, in Hazard, Kentucky.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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

                                          CLASS A COMMON STOCK                      CLASS B COMMON STOCK
                                ------------------------------------------------------------------------------------
                                                                CASH                                       CASH
                                                              DIVIDENDS                                 DIVIDENDS
                                                            DECLARED PER                                 DECLARED
                                    HIGH           LOW          SHARE         HIGH           LOW        PER SHARE
                                -------------------------------------------------------- ------------- -------------
FISCAL 1999
    First Quarter                  $19.38        $16.63        $0.020        $14.81         $13.13        $0.020
    Second Quarter                  20.00         15.13         0.020         14.13          12.25         0.020
    Third Quarter                   20.13         16.69         0.020         15.38          13.25         0.020
    Fourth Quarter                  18.75         16.94         0.020         14.75          11.63         0.020

FISCAL 1998
    First Quarter                  $19.67        $16.00        $0.013        $19.33         $15.75        $0.013
    Second Quarter                  21.75         19.33         0.013         20.58          19.00         0.013
    Third Quarter                   22.00         18.83         0.013         21.50          16.54         0.013
    Fourth Quarter                  19.00         16.63         0.020         16.63          12.50         0.020

      As of March 3, 2000, the Company had 6,834,967 outstanding shares of Class A Common Stock held by 814 stockholders and 8,634,741 outstanding shares of Class B Common Stock held by 810 stockholders. The number of stockholders includes stockholders of record and individual participants in security position listings as furnished to the Company pursuant to Rule 17Ad-8 under the Exchange Act.

      The Company has paid a dividend on its Class A Common Stock since 1967. In 1996, the Company amended its Articles of Incorporation to provide that each share of Class A Common Stock is entitled to 10 votes and each share of Class B Common Stock is entitled to one vote. The Articles of Incorporation, as amended, require that the Class A Common Stock and the Class B Common Stock receive dividends on a pari passu basis. There can be no assurance of the Company's ability to continue to pay any dividends on either class of Common Stock.

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

ITEM 6. SELECTED FINANCIAL DATA

      Set forth below are certain selected historical consolidated financial data of the Company. This information should be read in conjunction with the Audited Consolidated Financial Statements of the Company and related notes thereto appearing elsewhere herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations-Results of Operations of the Company." The selected consolidated financial data for, and as of the end of, each of the years in the five-year period ended December 31, 1999, are derived from the Audited Consolidated Financial Statements of the Company and its subsidiaries. Also see pro forma data for the Goshen Acquisition, Texas Acquisitions, Busse-WALB Transactions, WITN Acquisition and the GulfLink Acquisition in Note B to the Company's Audited Consolidated Financial Statements included elsewhere herein.

                                                                      YEAR ENDED DECEMBER 31,
                                                -------------------------------------------------------------------
                                                 1999(1)         1998(2)       1997(3)        1996(4)       1995(5)
                                                ---------       --------      ---------       --------      -------
                                                                (IN THOUSANDS EXCEPT PER SHARE DATA)
STATEMENTS OF OPERATIONS DATA
Revenues                                        $ 143,953       $128,890      $ 103,548       $ 79,305      $58,616
Operating income(6)                                22,060         24,927         20,730         16,079        6,860
Income (loss) from continuing operations           (6,315)        41,659         (1,402)         5,678          931
Income (loss) from continuing operations
    available to common stockholders               (7,325)        40,342         (2,812)         5,302          931
Income (loss) from continuing operations
    available to common stockholders
    per common share(7):
          Basic                                     (0.57)          3.38          (0.24)          0.65         0.14
          Diluted                                   (0.57)          3.25          (0.24)          0.62         0.14
Cash dividends per common share(7)              $    0.08       $   0.06      $    0.05       $   0.05      $  0.05

BALANCE SHEET DATA (AT END OF PERIOD):
Total assets                                    $ 658,157       $468,974      $ 345,051       $298,664      $78,240
Long-term debt (including current portion)        381,702        270,655        227,076        173,368       54,324
Total stockholders' equity                      $ 168,188       $126,703      $  92,295       $ 95,226      $ 8,986

(1) The financial data reflects the operating results of the Texas Acquisition, completed October 1, 1999 and the Goshen Acquisition, completed on March 1, 1999, as of their respective acquisition dates. See Note B to the Company's Audited Consolidated Financial Statements included elsewhere herein.

(2) The financial data reflects the operating results of the Busse-WALB Transactions as of July 31, 1998, the closing date of the respective transactions. See Note B to the Company's Audited Consolidated Financial Statements included elsewhere herein.

(3) The financial data reflects the operating results of the WITN Acquisition and the GulfLink Acquisition, which were completed in 1997, as of their respective acquisition dates. See Note B to the Company's Audited Consolidated Financial Statements included elsewhere herein.

(4) In 1996, the Company completed the First American Acquisition, the Augusta Acquisition and the KTVE Sale. The financial data reflects the operating results of the properties acquired, as well as the sale of KTVE as of their respective acquisition, or disposition dates. The Company also incurred an extraordinary charge in connection with an early extinguishment of debt.

(5) The financial data reflects the operating results of the acquisition of the Gwinnett Daily Post in January 1995.

(6) Operating income excludes gain on disposition of television stations of $72.6 million recognized for the exchange of WALB in 1998 and $5.7 million recognized for the sale of KTVE-TV in 1996. Operating Income also excludes charges relating to valuation adjustments of goodwill and other assets of $2.1 million for the year ended December 31, 1998.

(7) On August 20, 1998, the Company's Board of Directors declared a 50% stock dividend, payable on September 30, 1998, to stockholders of record of the Class A Common Stock and Class B Common Stock on September 16, 1998. This stock dividend effected a three for two stock split. All applicable share and per share data have been adjusted to give effect to the stock split. On August 17, 1995, the Company's Board of Directors authorized a 50% stock dividend on the Company's Class A Common Stock payable October 2, 1995 to stockholders of record on September 8, 1995 to effect a three for two stock split. All applicable share and per share data have been adjusted to give effect to the stock split.

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

      As discussed below, the Company has acquired several television stations and a newspaper since January 1, 1997. The Company's acquisitions have been accounted for under the purchase method of accounting. Under the purchase method of accounting, the results of operations of the acquired businesses are included in the accompanying consolidated financial statements as of their respective acquisition dates. The assets and liabilities of acquired businesses are included based on an allocation of the purchase price.

1999 Acquisitions

      On October 1, 1999, the Company completed its acquisition of all the outstanding capital stock of KWTX Broadcasting Company and Brazos Broadcasting Company, as well as the assets of KXII Broadcasters Ltd. The Company acquired the capital stock of KWTX Broadcasting Company and Brazos Broadcasting Company in merger transactions with the shareholders of KWTX Broadcasting Company and Brazos Broadcasting Company receiving a combination of cash and the Company's Class B Common Stock for their shares. The Company acquired the assets of KXII Broadcasters Ltd. in an all cash transaction. These transactions are referred to herein as the "Texas Acquisitions."

      Aggregate consideration (net of cash acquired) paid in the Company's Class B Common Stock and cash was approximately $146.4 million which included a base purchase price of $139.0 million, transaction expenses of $2.8 million and certain net working capital adjustments (excluding cash) of $4.6 million. In addition to the amount paid, the Company assumed approximately $600,000 in liabilities in connection with the asset purchase of KXII Broadcasters Ltd. The Company funded the acquisitions by issuing 3,435,774 shares of the Company's Class B Common Stock (valued at $49.5 million) to the sellers, borrowing an additional $94.4 million under its $300.0 million senior bank loan agreement (the "Senior Credit Facility") and using cash on hand of approximately $2.5 million.

       With the Texas Acquisition the Company added the following television stations to its broadcast segment: KWTX-TV the CBS affiliate located in Waco, Texas; KBTX-TV the CBS affiliate located in Bryan, Texas, each serving the Waco-Temple-Bryan, Texas television market and KXII-TV the CBS affiliate serving Sherman, Texas and Ada, Oklahoma. Under Federal Communications Commission (the "FCC") regulations, KBTX-TV is operated as a satellite station of KWTX-TV. The stations are collectively referred to herein as the "Texas Stations."

      On March 1, 1999, the Company acquired substantially all of the assets of The Goshen News from News Printing Company, Inc. and affiliates thereof, for aggregate cash consideration of approximately $16.7 million including a non-compete agreement (the "Goshen Acquisition"). Based on the preliminary allocation of the purchase price, the excess of the purchase price over the fair value of the net tangible assets was approximately $14.1 million. The Goshen News is currently an 18,000-circulation newspaper published Monday through Sunday and serves Goshen, Indiana and surrounding areas. The Company financed the acquisition through borrowings under its Senior Credit Facility.

1998 Acquisition and Divestiture

      On July 31, 1998, the Company completed the purchase of all of the outstanding capital stock of Busse Broadcasting Corporation ("Busse"). The purchase price was approximately $126.6 million, less the accreted value of Busse's 11 5/8 % Senior Secured Notes due 2000 (the "Busse Senior Notes"). The purchase price of the capital stock consisted of the contractual purchase price of $112.0 million, associated transaction costs of $3.9 million, acquisition costs associated with the Busse Senior Notes of $5.1 million and Busse's cash and cash equivalents of $5.6 million. Immediately following the acquisition of Busse, the Company exercised its right to satisfy and discharge the Busse Senior Notes, effectively prefunding the Busse Senior Notes at the October 15, 1998 call price of 106 plus accrued interest. The amount necessary to satisfy and discharge the Busse Senior Notes was approximately $69.9 million. Based on the final allocation of the purchase price, the excess of the purchase price over the fair value of net tangible assets acquired was approximately $121.6 million.

      Immediately prior to the Company's acquisition of Busse, Cosmos Broadcasting Corporation acquired the assets of WEAU-TV ("WEAU") from Busse and exchanged them for the assets of WALB-TV, Inc. ("WALB"), the Company's NBC affiliate in Albany, Georgia. In exchange for the assets of WALB, the Company received the assets of WEAU, which were valued at $66.0 million, and approximately $12.0 million in cash for a total value of $78.0 million. The Company recognized a pre-tax gain of approximately $72.6 million and estimated deferred income taxes of approximately $28.3 million in connection with the exchange of WALB. The Company funded the remaining costs of the acquisition of Busse's capital stock through borrowings under the Company's Senior Credit Facility.

      As a result of these transactions, the Company acquired the following television stations: KOLN-TV ("KOLN"), the CBS affiliate serving the Lincoln-Hastings-Kearney, Nebraska market; its satellite station KGIN-TV ("KGIN"), the CBS affiliate serving Grand Island, Nebraska; and WEAU, an NBC affiliate serving the La Crosse-Eau Claire, Wisconsin market. These transactions also satisfied the FCC's requirement for the Company to divest itself of WALB. The transactions described above are referred to as the "Busse-WALB Transactions."

1997 Acquisitions

      On August 1, 1997, the Company purchased the assets of WITN-TV ("WITN"). The purchase price of approximately $41.7 million consisted of $40.7 million cash, $600,000 in acquisition related costs, and approximately $400,000 in liabilities which were assumed by the Company. The excess of the purchase price over the fair value of net tangible assets acquired was approximately $37.4 million. The Company funded the costs of this acquisition through borrowings under its Senior Credit Facility. WITN is the NBC affiliate in the Greenville-New Bern-Washington, North Carolina market. The acquisition of the assets of WITN is referred to as the "WITN Acquisition."

      On April 24, 1997, the Company acquired all of the issued and outstanding common stock of GulfLink Communications, Inc. ("GulfLink") of Baton Rouge, Louisiana (the "GulfLink Acquisition"). The GulfLink operations included nine transportable satellite uplink trucks. The purchase price of approximately $5.2 million consisted of $4.1 million cash, $127,000 in acquisition related costs, and approximately $1.0 million in liabilities which were assumed by the Company. The excess of the purchase price over the fair value of net tangible assets acquired was approximately $3.6 million. The Company funded the costs of this acquisition through borrowings under its Senior Credit Facility. The WITN Acquisition and the GulfLink Acquisition are referred to as the "1997 Broadcasting Acquisitions."

General

      As a result of the acquisitions described above, the proportion of the Company's revenues derived from television broadcasting has increased significantly. The Company anticipates that the proportion of the Company's revenues derived from television broadcasting will increase further as a result of the completed acquisitions. As a result of the higher operating margins associated with the Company's television broadcasting operations, the profit contribution of these operations as a percentage of revenues, has exceeded, and is expected to continue to exceed, the profit contributions of the Company's publishing and paging operations. Certain information concerning the relative contributions of the Company's television broadcasting, publishing and paging operations is provided in Note J of the Notes to the Audited Consolidated Financial Statements included elsewhere herein.

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

      Most broadcast advertising contracts are short-term, and generally run only for a few weeks. Approximately 59% of the gross revenues of the Company's television stations for the year ended December 31, 1999, were generated from local advertising, which is sold primarily by a station's sales staff directly to local accounts, and the remainder represented primarily by national advertising, which is sold by a station's national advertising sales representative. The stations generally pay commissions to advertising agencies on local, regional and national advertising and the stations also pay commissions to the national sales representative on national advertising.

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

Broadcasting, Publishing and Paging Revenues

      Set forth below are the principal types of broadcasting, publishing and paging revenues earned by the Company's broadcasting, publishing and paging operations for the periods indicated and the percentage contribution of each of the Company's total broadcasting, publishing and paging revenues, respectively (dollars in thousands):

                                                                   YEAR ENDED DECEMBER 31,
                                         ----------------------------------------------------------------------------
                                                   1999                       1998                    1997
                                         ----------------------    -----------------------     ----------------------
                                          AMOUNT            %        AMOUNT            %        AMOUNT            %
                                         --------         -----     --------         -----     --------         -----
BROADCASTING
Net Revenues:
    Local                                $ 57,078          39.7%    $ 47,258          36.7%    $ 40,486          39.1%
    National                               26,742          18.6%      23,824          18.5%      21,563          20.8%
    Network compensation                    6,480           4.5%       5,549           4.3%       4,977           4.8%
    Political                                 622           0.4%       7,876           6.1%         137           0.1%
    Production and other                    6,093           4.2%       6,500           5.0%       5,137           5.0%
                                         --------         -----     --------         -----     --------         -----
                                         $ 97,015          67.4%    $ 91,007          70.6%    $ 72,300          69.8%
                                         ========         =====     ========         =====     ========         =====

PUBLISHING
Revenues:
    Retail                               $ 17,760          12.3%    $ 14,159          11.0%    $ 11,936          11.5%
    Classifieds                            12,039           8.4%       9,106           7.1%       7,344           7.1%
    Circulation                             6,791           4.7%       5,315           4.1%       4,779           4.6%
    Other                                   1,218           0.9%         750           0.6%         477           0.5%
                                         --------         -----     --------         -----     --------         -----
                                         $ 37,808          26.3%    $ 29,330          22.8%    $ 24,536          23.7%
                                         ========         =====     ========         =====     ========         =====

PAGING
Revenues:
    Paging lease, sales and service      $  9,130           6.3%    $  8,553           6.6%    $  6,712           6.5%
                                         ========         =====     ========         =====     ========         =====

TOTAL                                    $143,953         100.0%    $128,890         100.0%    $103,548         100.0%
                                         ========         =====     ========         =====     ========         =====

YEAR ENDED DECEMBER 31, 1999 TO YEAR ENDED DECEMBER 31, 1998

      Revenues. Total revenues for the year ended December 31, 1999 increased $15.1 million, or 11.7%, over the same period of the prior year, to $144.0 million from $128.9 million. This increase was primarily attributable to the net effect of (i) increased revenues resulting from the acquisition of the Texas Stations, The Goshen News and the Busse Stations, (ii) increased publishing revenues from existing publishing operations and (iii) increased paging revenues. These increases were partially offset by decreased revenues resulting from the disposition of WALB and decreased political advertising revenue.

      Broadcasting revenues increased $6.0 million, or 6.6%, over the same period of the prior year, to $97.0 million from $91.0 million. The revenue from the Texas Stations increased broadcasting revenues by $6.2 million. The revenue from the Busse Stations increased broadcasting revenues by $9.7 million. These increases were partially offset by a decrease of $6.8 million in revenues resulting from the sale of WALB and by a decrease in political advertising revenue in 1999.

      On a pro forma basis, assuming the Texas and Busse Acquisitions and the WALB disposition had been effective January 1, 1998, broadcasting revenues for the year ended December 31, 1999 decreased $4.5 million, or 3.8%, over the same period of the prior year, to $114.4 million from $118.9 million. The pro forma decrease in broadcasting revenue reflects a decrease in political advertising revenues of $8.3 million offset in part by an increase in local advertising of $4.2 million.

       On a pro forma basis, assuming the acquisition of the Texas Stations had been effective on January 1, 1998, broadcasting revenues for the Texas Stations for the year ended December 31, 1999 increased $531,000, or 2.3%, when compared to the same period of the prior year to $23.6 million from $23.1 million. The pro forma increase in revenue for the Texas Stations reflects an increase in local revenue of $2.1 million offset in part by a decrease in political advertising revenue of $1.1 million and national revenue of $474,000, respectively.

      On a pro forma basis, assuming the acquisition of the Busse Stations had been effective on January 1, 1998, broadcasting revenues for the Busse Stations for the year ended December 31, 1999 decreased $1.8 million, or 8.6%, when compared to the same period of the prior year to $19.1 million from $20.9 million. The decrease in revenue on a pro forma basis for the Busse Stations was due primarily to a decrease in political advertising revenue of $1.6 million in 1999.

      Broadcasting revenues from operations continuously owned since January 1, 1998 decreased $3.2 million, or 4.3%, over the same period of the prior year, to $71.7 million from $74.9 million. This decrease was due primarily to a decrease in political advertising revenue of $5.5 million offset in part by increased local revenue of $2.3 million.

      Publishing revenues increased $8.5 million, or 28.9%, over the same period of the prior year, to $37.8 million from $29.3 million. The increase in publishing revenues was due primarily to increased revenues from the Company's existing publishing operations and from the revenues generated by The Goshen News, which was acquired on March 1, 1999. Revenues from the Company's existing publishing operations continuously owned since January 1, 1998 increased $3.5 million, or 11.9%, over the same period of the prior year, to $32.8 million from $29.3 million. The primary components of the $3.5 million increase in revenues from existing operations were increases in retail advertising, classified advertising and circulation revenue of $1.3 million, $1.6 million and $349,000, respectively. The Goshen News provided revenues of $5.0 million from the date of its purchase through December 31, 1999. On a pro forma basis, assuming that the Goshen Acquisition had been completed on January 1, 1998, revenue for The Goshen News increased $887,000, or 18.6%, to $5.7 million from $4.8 million, as compared to the same period of the prior year.

      Paging revenue increased $577,000, or 6.7%, over the same period of the prior year, to $9.1 million from $8.6 million. The increase was attributable primarily to an increase in the number of pagers in service. The Company had approximately 88,000 pagers and 86,000 pagers in service at December 31, 1999 and 1998, respectively.

      Operating expenses. Operating expenses for the year ended December 31, 1999 increased $17.9 million, or 17.2%, over the same period of the prior year, to $121.9 million from $104.0 million. The increase resulted primarily from the Company's acquisitions in 1999 and 1998, net of the 1998 disposition of WALB.

      Broadcasting expenses increased $5.7 million or 10.7%, over the year ended December 31, 1999, to $58.7 million from $53.0 million. The expenses from the Texas Stations and Busse Stations accounted for an increase in broadcasting expenses of $3.2 million and $5.4 million respectively. This increase was partially offset by a decrease in expenses of $2.9 million resulting from the disposition of WALB.

      On a pro forma basis, assuming the Texas Acquisitions and the Busse-WALB Transactions had been effective January 1, 1998, broadcasting expenses for the year ended December 31, 1999 increased $591,000, or 0.9%, over the same period of the prior year, to $68.2 million from $67.6 million. This change reflects increases in syndicated film and other costs offset in part by decreased payroll costs.

      On a pro forma basis, assuming the Texas Acquisitions had been effective on January 1, 1998, broadcasting expenses for the Texas Stations for the year ended December 31, 1999 increased $469,000, or 3.8%, to $12.7 million from $12.2 million. On a pro forma basis, assuming the acquisition of the Busse Stations had been effective on January 1, 1998, broadcasting expenses for the Busse Stations for the year ended December 31, 1999 increased $125,000, or 1.3%, to $9.6 million from $9.5 million.

      Broadcasting expenses from operations continuously owned since January 1, 1998 were essentially unchanged between 1999 and 1998 at $45.8 million per year. During 1999, decreases in payroll and other expenses of $110,000 and $600,000, respectively, offset an increase in syndicated film costs of $704,000.

      Publishing expenses for the year ended December 31, 1999 increased $4.6 million, or 18.9%, from the same period of the prior year, to $28.8 million from $24.2 million. The increase in publishing expenses was due primarily to increased expenses from the Company's existing publishing operations and from the expenses of The Goshen News. Expenses from the Company's publishing operations owned since January 1, 1998 increased $1.1 million, or 4.5%, over the same period of the prior year, to $25.3 million from $24.2 million. The increase in expenses at the Company's existing publishing operations was due primarily to payroll and transportation costs associated with increased circulation at one of the Company's daily newspapers. The Goshen News recorded expenses of $3.5 million for the year ended December 31, 1999. On a pro forma basis, assuming that the Goshen Acquisition had been completed on January 1, 1998, expenses for The Goshen News increased $426,000, or 11.6%, to $4.1 million from $3.7 million, as compared to the same period of the prior year reflecting in part the commencement of a Sunday edition as of August 1, 1999.

      Paging expenses increased $932,000 or 16.6%, over the same period of the prior year, to $6.6 million from $5.6 million. The increase was attributable primarily to an increase in payroll and other costs associated with an increase in the number of pagers in service.

      Corporate and administrative expenses increased $385,000 or 12.6%, over the same period of the prior year, to $3.4 million from $3.1 million. This increase was primarily attributable to increased payroll expense.

      Depreciation of property and equipment and amortization of intangible assets was $24.5 million for the year ended December 31, 1999, as compared to $18.1 million for the prior year, an increase of $6.4 million, or 35.0%. This increase was primarily the result of higher depreciation and amortization costs resulting from the Texas Acquisitions and the Goshen Acquisition in 1999 and the acquisition of the Busse Stations in 1998.

      Gain on exchange of television station. In 1998, the Company recognized a pre-tax gain of approximately $72.6 million and estimated deferred income taxes of approximately $28.3 million in connection with the exchange of WALB. No similar transaction occurred in 1999.

      Valuation adjustments of goodwill and other assets. In 1998, the Company recognized an expense of $2.1 million for a decrease in the value of certain assets for the year ended December 31, 1999. No comparable expense was incurred in 1999.

      Miscellaneous income (expense). Miscellaneous income for the year ended December 31, 1999 was $336,000 and miscellaneous expense for the year ended December 31, 1998 was $242,000. The change in miscellaneous income (expense) of $578,000 was due primarily to the gain of $450,000 recognized upon the sale of a portion of the Southwest Georgia Shopper, Inc. in February 1999.

      Interest expense. Interest expense increased $5.5 million, or 21.9%, to $31.0 million for the year ended December 31, 1999 from $25.5 million for the year ended December 31, 1998. This increase was attributable primarily to increased levels of debt resulting from the financing of the Texas Acquisitions and the Goshen Acquisition in 1999 and the financing of the acquisition of the Busse Stations in 1998.

      Income tax expense (benefit). Income tax benefit for the year ended December 31, 1999 was $2.3 million and income tax expense for the year ended December 31, 1998 was $28.1 million. The decrease in income tax expense of $30.4 million was due primarily to the recognition of a net loss before tax in the current year as compared to the effect of a $72.6 million gain on exchange of a television station in connection with the disposition of WALB in 1998.

      Net loss available to common stockholders. Net loss available to common stockholders of the Company was $7.3 million for the year ended December 31, 1999 as compared to net income available to common stockholders of the Company of $40.3 million for the year ended December 31, 1998, a decrease of $47.6 million. The primary reason for the decrease was due to the net gain of $44.3 million recorded for the disposition of WALB in 1998.

YEAR ENDED DECEMBER 31, 1998 TO YEAR ENDED DECEMBER 31, 1997

      Revenues. Total revenues for the year ended December 31, 1998 increased $25.3 million, or 24.5%, over the same period of the prior year, from $103.5 million to $128.9 million. This increase was primarily attributable to the net effect of (i) increased revenues resulting from the acquisition of the Busse Stations and the WITN Acquisition, (ii) increased political advertising revenue,
(iii) increased publishing revenues and (iv) increased paging revenues partially offset by decreased revenues resulting from the disposition of WALB.

      Broadcast net revenues increased $18.7 million, or 25.9%, over the same period of the prior year, to $91.0 million from $72.3 million. The acquisition of the Busse Stations and the WITN Acquisition accounted for $9.3 million and $5.5 million of the broadcast net revenue increase, respectively. On a pro forma basis, assuming the Busse-WALB Transactions had been effective on January 1, 1997, broadcast net revenues for the Busse Stations for the year ended December 31, 1998, increased $1.9 million, or

10.1%, over the same period of the prior year, to $20.9 million from $19.0 million. On a pro forma basis, assuming the WITN Acquisition had been effective on January 1, 1997, broadcast net revenues for WITN for the year ended December 31, 1998 increased $939,000, or 12.0%, over the same period of the prior year, to $8.8 million from $7.8 million. Broadcast net revenues from operations continuously owned since January 1, 1997 increased $6.1 million, or 10.6%, over the same period of the prior year, to $63.6 million from $57.5 million. This increase was due primarily to an increase in political advertising revenue of $5.4 million. The disposition of WALB resulted in a decrease in net broadcast revenue of approximately $3.3 million.

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

      Operating expenses. Operating expenses for the year ended December 31, 1998 increased $21.1 million, or 25.5%, over the same period of the prior year, to $104.0 million from $82.8 million, due primarily to the acquisition of the Busse Stations, the WITN Acquisition, increased expenses at the Company's existing television stations (exclusive of the Busse Stations and WALB) and the expense associated with the increase in circulation at the Gwinnett Daily Post. The acquisition of the Busse Stations, the WITN Acquisition, increased expenses at existing television stations and the cost associated with the increase in circulation at the Gwinnett Daily Post accounted for $4.1 million, $3.4 million, $4.1 million and $4.1 million (exclusive of depreciation and amortization), respectively, of the operating expense increase. The increase in operating expenses was partially offset by the disposition of WALB, which reduced operating expenses, by approximately $1.5 million.

      Broadcast expenses increased $11.0 million, or 26.2%, over the year ended December 31, 1998, to $53.0 million from $42.0 million. The acquisition of the Busse Stations and the WITN Acquisition accounted for $4.1 million and $3.4 million of the broadcast expenses increase, respectively. On a pro forma basis, assuming the Busse-WALB Transactions had been effective on January 1, 1997, broadcast expenses for the Busse Stations for the year ended December 31, 1998, increased $802,000, or 9.2%, over the same period of the prior year, to $9.5 million from $8.7 million. On a pro forma basis, assuming the WITN Acquisition had been effective on January 1, 1997, broadcast expenses for WITN for the year ended December 31, 1998 increased $668,000, or 14.5%, over the same period of the prior year, to $5.3 million from $4.6 million. Broadcast expenses from operations continuously owned since January 1, 1997 increased $4.1 million, or 11.9%, over the same period of the prior year, to $38.6 million from $34.4 million. This increase was due primarily to an increase in payroll expense and other expenses of $2.6 million and $1.3 million, respectively. The increase in broadcast expenses was partially offset by the disposition of WALB, which reduced broadcast expenses, by approximately $1.5 million.

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

      Gain on exchange of television stations. The Company recognized a pre-tax gain of approximately $72.6 million and estimated deferred income taxes of approximately $28.3 million in connection with the exchange of WALB.

      Valuation adjustments of goodwill and other assets. The Company recognized an expense of $2.1 million for a decrease in the value of certain assets for the year ended December 31, 1998. The primary components of the expense was a decrease in value of goodwill related to the Southwest Georgia Shopper, Inc. of $1.3 million and a decrease in value of certain real estate holdings of $433,000. A portion of the Southwest Georgia Shopper, Inc.'s operations were sold in the first quarter of 1999 for a gain of approximately $450,000 and its remaining operations were consolidated into the operations of The Albany Herald. The Company continues to own the real estate holdings associated with the above mentioned valuation adjustment. The Company does not anticipate any further decreases in value for either of these assets. No comparable expense was incurred in 1997.

      Interest expense. Interest expense increased $3.6 million, or 16.4%, to $25.5 million for the year ended December 31, 1998 from $21.9 million for the year ended December 31, 1997. This increase was attributable primarily to increased levels of debt resulting from the financing of the acquisition of the Busse Stations and the WITN Acquisition.

      Income tax expense (benefit). Income tax expense for the year ended December 31, 1998 primarily reflects the provision of approximately $28.3 million of deferred income taxes recognized in conjunction with the exchange of WALB.

      Net income (loss) available to common stockholders. Net income available to common stockholders of the Company was $40.3 million for the year ended December 31, 1998, as compared with a net loss available to common stockholders of $2.8 million for the same period of the prior year, reflecting the $44.3 million gain net of related tax provisions on the exchange of WALB.

INTEREST RATE RISK

      Based on the Company's floating rate debt outstanding at December 31, 1999, a 100 basis point increase in market rates would increase interest expense and decrease income before income taxes by approximately $1.8 million. The amount was determined by calculating the effect of the hypothetical interest rate on the Company's floating rate debt.

      The fair market value of long-term fixed interest rate debt is also subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of the Company's total long-term fixed rate debt at December 31, 1999 was approximately $165.6 million exceeding its carrying value by approximately $5.6 million. A hypothetical 100 basis point decrease in the prevailing interest rates at December 31, 1999 would result in an increase in fair value of total long-term debt by approximately $6.2 million. Fair market values are determined from quoted market prices where available or based on estimates made by investment bankers.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's working capital was $10.3 million and $10.2 million at December 31, 1999, and 1998, respectively. The Company's cash provided from operations was $20.8 million, $20.1 million and $9.7 million in 1999, 1998 and 1997, respectively. Management believes that current cash balances, cash flows from operations and available funds under its Senior Credit Facility will be adequate to provide for the Company's capital expenditures, debt service, cash dividends and working capital requirements.

      On October 1, 1999 and in connection with the Texas Acquisitions, the Senior Credit Facility was amended to provide borrowings up to $300.0 million. Prior to the amendment, the Senior Credit Facility consisted of a $100.0 million revolving commitment (the "Revolving Commitment") and a $100.0 million term loan commitment ("Term Loan A Commitment"). The increase in committed available credit was effected by the addition of a second $100.0 million term loan commitment ("Term Loan B Commitment").

      Under the Senior Credit Facility, the Company, at its option, can borrow funds at an interest rate equal to the London Interbank Offered Rate ("LIBOR") plus a premium or at an interest rate equal to the lender's prime rate ("Prime") plus a premium. As a result of the 1999 amendment, the interest rates payable by the Company for funds borrowed under the Revolving Commitment and Term Loan A Commitment increased as follows: the premium over Prime increased from a range of 0.0% to 0.5% to a range of 0.0% to 1.75% and the premium over LIBOR increased from a range of 0.75% to 2.25% to a range of 1.25% to 3.0%. Under the new Term Loan B Commitment, funds can be borrowed at Prime plus 1.75% to 2.0% and/or LIBOR plus 3.0% to 3.25%. The premium above Prime and/or LIBOR payable by the Company will be determined by the Company's operating leverage ratio that is calculated quarterly.

      The amount borrowed by the Company and the amount available to the Company under the Senior Credit Facility at December 31, 1999, was $221.0 million and $76.5 million, respectively. The effective interest rate on such borrowings approximated 8.9%.

      The Senior Credit Facility contains restrictive provisions which, among other things, limit the Company's ability to incur indebtedness, limits capital expenditures in 2000, 2001 and 2002 to not more than $15.5 million per year and requires the Company to meet certain financial ratios. The Company's 10 5/8% Senior Subordinated Notes due 2006 contain restrictive provisions similar to the provisions of the Senior Credit Facility.

      The Company's cash used in investing activities was $126.8 million, $55.3 million and $57.5 million in 1999, 1998 and 1997, respectively. The amount of cash used in 1999 resulted primarily from the Texas Acquisitions and the Goshen Acquisition. The amount of cash used in 1998 resulted primarily from the acquisition of Busse partially offset by the exchange of WALB. The cash used in 1997 was primarily due to the WITN Acquisition and the GulfLink Acquisition.

      The Company was provided $105.8 million, $34.7 million and $49.1 million in cash by financing activities in 1999, 1998 and 1997, respectively. In 1999, the net cash provided by financing activities resulted primarily from borrowing under the Senior Credit Facility to finance the Texas Acquisitions and the Goshen Acquisition. In 1998, net cash provided by financing activities resulted primarily from borrowings on long-term debt (net of repayments) of $43.5 million partially offset by redemptions of preferred stock of $7.6 million. In 1997, the cash provided by financing activities resulted primarily from the funding obtained for the WITN and Gulflink Acquisitions partially offset by purchases of treasury stock at a cost of $3.5 million.

      During 1999, 1998 and 1997, the Company purchased 20,000 shares of its Class B Common Stock, 30,750 shares of its Class A Common Stock and 259,350 shares of its Class A Common Stock, respectively, at the then prevailing market prices for such shares.

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

      The Company regularly enters into program contracts for the right to broadcast television programs produced by others and program commitments for the right to broadcast programs in the future. Such programming commitments are generally made to replace expiring or canceled program rights. Payments under such contracts are made in cash or the concession of advertising spots for the program provider to resell, or a combination of both. At December 31, 1999, payments on program license liabilities due in 2000, which will be paid with cash from operations, were approximately $2.4 million.

      In 1999, the Company made $11.7 million in capital expenditures, relating primarily to the broadcasting and publishing operations. In addition, the Company paid $5.0 million for program broadcast rights. The Company anticipates making $15.0 million of capital expenditures in 2000 of which at least $10.7 million is currently intended to be allocated toward implementing high definition television broadcast operations at several of the Company's television stations. The Company is currently required by the FCC to implement high definition television broadcast operations at all of its television stations by May of 2002. The Company currently intends to meet the FCC deadline. While exact costs are not presently known, the additional capital expenditures required in 2001, 2002 and thereafter, to comply with the FCC high definition television implementation deadline are expected to be material.

      The Company and its subsidiaries file a consolidated federal income tax return and such state or local tax returns as are required. As of December 31, 1999, the Company anticipates that it will generate taxable operating losses for the foreseeable future.

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

      The Company implemented a program designed to address the Year 2000 Issue. As a result of this program, the Company experienced no significant disruption in its operations from the Year 2000 Issue. The Company's total cost for this program approximated $750,000. Most of this cost was associated with the acquisition of capital assets and will be realized over the estimated useful lives of the new hardware and software. Third party consulting fees and certain other services were expensed in the period the services were rendered.

PENDING TRANSACTIONS

      On January 28, 1999, Bull Run Corporation ("Bull Run"), a principal shareholder of the Company, acquired 301,119 shares of the outstanding common stock of Sarkes Tarzian, Inc. ("Tarzian") from the Estate of Mary Tarzian (the "Estate") for $10.0 million. The acquired shares (the "Tarzian Shares") represent 33.5% of the total outstanding common stock of Tarzian (both in terms of the number of shares of common stock outstanding and in terms of voting rights), but such investment represents 73% of the equity of Tarzian for purposes of dividends as well as distributions in the event of any liquidation, dissolution or other termination of Tarzian. A single shareholder controls a majority of the voting rights of the Tarzian common stock.

      Tarzian owns and operates two television stations and four radio stations:
WRCB-TV Channel 3 in Chattanooga, Tennessee, an NBC affiliate; KTVN-TV Channel 2 in Reno, Nevada, a CBS affiliate; WGCL-AM and WTTS-FM in Bloomington, Indiana; and WAJI-FM and WLDE-FM in Fort Wayne, Indiana. The Chattanooga and Reno markets rank as the 84th and the 111th largest television markets in the United States, respectively, as ranked by Nielsen.

      On February 12, 1999, Tarzian filed a complaint against Bull Run and U.S. Trust Company of Florida Savings Bank as Personal Representative of the Estate in the United States District Court for the Southern District of Indiana. Tarzian claims that it had a binding and enforceable contract to purchase the Tarzian Shares from the Estate prior to Bull Run's purchase of the shares, and requested judgment providing that the contract be enforced. On May 3, 1999, the action was dismissed without prejudice against Bull Run, leaving the Estate as the sole defendant.

      The Company has an agreement with Bull Run, whereby the Company has the option of acquiring the Tarzian Shares from Bull Run for $10.0 million plus related costs. The Company has the ability to extend the option period in 30-day increments at a fee of $66,700 per extension and has extended this option period through June 30, 2000. In connection with the option agreement, the Company granted warrants to Bull Run to purchase up to 100,000 shares of the Company's Class B Common Stock at $13.625 per share. The warrants vest immediately upon the Company's exercise of its option to purchase the Tarzian Shares. The warrants expire 10 years following the date at which the Company exercises its option. The Company can not control when or if it would receive any cash distributions from Tarzian including dividends or other distributions on capital stock.

CAUTIONARY STATEMENTS FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT

      This annual report on Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this annual report, the words "believes," "expects," "anticipates," "estimates" and similar words and expressions are generally intended to identify forward-looking statements. Statements that describe the Company's future strategic plans, goals, or objectives are also forward-looking statements. Readers of this annual report are cautioned that any forward-looking statements, including those regarding the intent, belief or current expectations of the Company or management, are not guarantees of future performance, results or events and involve risks and uncertainties, and that actual results and events may differ materially from those in the forward-looking statements as a result of various factors including, but not limited to, (i) general economic conditions in the markets in which the Company operates, (ii) competitive pressures in the markets in which the Company operates, (iii) the effect of future legislation or regulatory changes on the Company's operations and (iv) other factors described from time to time in the Company's filings with the Securities and Exchange Commission. The forward-looking statements included in this annual report are made only as of the date hereof. The Company undertakes no obligation to update such forward-looking statements to reflect subsequent events or circumstances.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Response to this item is included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                              PAGE
                                                                                              ----

Audited Consolidated Financial Statements of Gray Communications Systems, Inc.

    Report of Independent Auditors ......................................................      46

    Consolidated Balance Sheets at December 31, 1999 and 1998 ...........................      47

    Consolidated Statements of Operations for the years ended December 31, 1999,
      1998 and 1997 .....................................................................      49

    Consolidated Statements of Stockholders' Equity for the years ended December 31,
      1999, 1998 and 1997 ...............................................................      50

    Consolidated Statements of Cash Flows for the years ended December 31, 1999,
      1998 and 1997 .....................................................................      51

Notes to Consolidated Financial Statements ..............................................      52

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors and Stockholders
Gray Communications Systems, Inc.

      We have audited the accompanying consolidated balance sheets of Gray Communications Systems, Inc., as of December 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gray Communications Systems, Inc., at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.



                                                     Ernst & Young LLP

Atlanta, Georgia
January 31, 2000

                        GRAY COMMUNICATIONS SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                  DECEMBER 31,
                                                                        ---------------------------------
                                                                             1999                1998
                                                                        -------------       -------------
ASSETS
Current assets:
   Cash and cash equivalents                                            $   1,787,446       $   1,886,723
   Trade accounts receivable, less allowance for doubtful accounts
       of $1,008,000 and  $1,212,000, respectively                         30,338,425          22,859,119
   Recoverable income taxes                                                 2,053,025           1,725,535
   Inventories                                                              1,051,960           1,191,284
   Current portion of program broadcast rights                              3,538,441           3,226,359
   Other current assets                                                       803,410             741,007
                                                                        -------------       -------------
Total current assets                                                       39,572,707          31,630,027

Property and equipment:
   Land                                                                     4,385,286           2,196,021
   Buildings and improvements                                              16,675,110          12,812,112
   Equipment                                                               98,760,379          65,226,835
                                                                        -------------       -------------
                                                                          119,820,775          80,234,968
   Allowance for depreciation                                             (39,443,291)        (28,463,460)
                                                                        -------------       -------------
                                                                           80,377,484          51,771,508

Other assets:
   Deferred loan costs                                                      9,656,586           8,235,432
   Goodwill and other intangibles:
      Licenses and network affiliation agreements                         448,346,122         346,433,820
      Goodwill                                                             76,218,410          28,766,950
      Consulting and noncompete agreements                                  1,869,368             814,202
  Other                                                                     2,115,847           1,322,483
                                                                        -------------       -------------
                                                                          538,206,333         385,572,887
                                                                        -------------       -------------
                                                                        $ 658,156,524       $ 468,974,422
                                                                        =============       =============

                        GRAY COMMUNICATIONS SYSTEMS, INC.
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                                                        DECEMBER 31,
                                                                            ---------------------------------
                                                                                 1999                1998
                                                                            -------------       -------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Trade accounts payable (includes $-0- and $880,000 payable
       to Bull Run Corporation, respectively)                               $   4,275,411       $   2,540,770
   Employee compensation and benefits                                           5,163,973           5,195,777
   Accrued expenses                                                             3,161,581           1,903,226
   Accrued interest                                                             9,233,909           5,608,134
   Current portion of program broadcast obligations                             3,870,893           3,070,598
   Deferred revenue                                                             3,212,814           2,632,564
   Current portion of long-term debt                                              316,000             430,000
                                                                            -------------       -------------
Total current liabilities                                                      29,234,581          21,381,069

Long-term debt                                                                381,385,942         270,225,255

Other long-term liabilities:
   Program broadcast obligations, less current portion                            428,867             735,594
   Supplemental employee benefits                                                 921,832           1,128,204
   Deferred income taxes                                                       75,389,829          44,147,642
   Other acquisition related liabilities                                        2,607,492           4,653,788
                                                                            -------------       -------------
                                                                               79,348,020          50,665,228
Commitments and contingencies

Stockholders' equity
   Serial Preferred Stock, no par value; authorized 20,000,000 shares;
     issued and outstanding 1,350 shares, respectively ($13,500,000
     aggregate liquidation value, respectively)                                13,500,000          13,500,000
   Class A Common Stock, no par value; authorized 15,000,000
     shares; issued 7,961,574 shares, respectively                             10,683,709          10,683,709
   Class B Common Stock, no par value; authorized 15,000,000
     shares; issued 8,708,820 and 5,273,046 shares, respectively              116,379,482          66,792,385
   Retained earnings                                                           37,373,183          45,737,601
                                                                            -------------       -------------
                                                                              177,936,374         136,713,695
   Treasury Stock at cost, Class A Common, 1,127,282 and 1,129,532
     shares, respectively                                                      (8,546,285)         (8,578,682)
   Treasury Stock at cost, Class B Common, 110,365 and 135,080
     shares, respectively                                                      (1,202,108)         (1,432,143)
                                                                            -------------       -------------
                                                                              168,187,981         126,702,870
                                                                            -------------       -------------
                                                                            $ 658,156,524       $ 468,974,422
                                                                            =============       =============


See accompanying notes.

                      GRAY COMMUNICATIONS SYSTEMS, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                        YEAR ENDED DECEMBER 31,
                                                                         -----------------------------------------------------
                                                                              1999                1998                1997
                                                                         -------------       -------------       -------------
Operating revenues:
   Broadcasting (less agency commissions)                                $  97,014,737       $  91,006,506       $  72,300,105
   Publishing                                                               37,808,328          29,330,080          24,536,348
   Paging                                                                    9,129,702           8,552,936           6,711,426
                                                                         -------------       -------------       -------------
                                                                           143,952,767         128,889,522         103,547,879
Expenses:
   Broadcasting                                                             58,660,663          52,967,142          41,966,493
   Publishing                                                               28,781,501          24,197,169          19,753,387
   Paging                                                                    6,550,529           5,618,421           4,051,359
   Corporate and administrative                                              3,448,203           3,062,995           2,528,461
   Depreciation                                                             12,855,449           9,690,757           7,800,217
   Amortization of intangible assets                                        11,595,919           8,425,821           6,718,302
                                                                         -------------       -------------       -------------
                                                                           121,892,264         103,962,305          82,818,219
                                                                         -------------       -------------       -------------
                                                                            22,060,503          24,927,217          20,729,660
Gain on exchange of television station (net of $780,000 paid
  to Bull Run Corporation in 1998)                                                 -0-          72,646,041                 -0-
Valuation adjustments of goodwill and other assets                                 -0-          (2,073,913)                -0-
Miscellaneous income and (expense), net                                        335,871            (241,522)            (30,851)
                                                                         -------------       -------------       -------------
                                                                            22,396,374          95,257,823          20,698,809
Interest expense                                                            31,021,039          25,454,476          21,861,267
                                                                         -------------       -------------       -------------
                INCOME (LOSS) BEFORE INCOME TAXES                           (8,624,665)         69,803,347          (1,162,458)
Federal and state income taxes (benefit)                                    (2,309,966)         28,143,981             240,000
                                                                         -------------       -------------       -------------
                                NET INCOME (LOSS)                           (6,314,699)         41,659,366          (1,402,458)
Preferred dividends                                                          1,010,000           1,317,830           1,409,690
                                                                         -------------       -------------       -------------
                   NET INCOME (LOSS) AVAILABLE TO
                              COMMON STOCKHOLDERS                        $  (7,324,699)      $  40,341,536       $  (2,812,148)
                                                                         =============       =============       =============

Average outstanding common shares-basic                                     12,837,912          11,922,852          11,852,546
Stock compensation awards                                                           -0-            481,443                  -0-
                                                                         -------------       -------------       -------------
Average outstanding common shares-diluted                                   12,837,912          12,404,295          11,852,546
                                                                         =============       =============       =============

Income (loss) per share available to common stockholders:
    Basic                                                                $       (0.57)      $        3.38       $       (0.24)
    Diluted                                                              $       (0.57)      $        3.25       $       (0.24)


See accompanying notes.

                        GRAY COMMUNICATIONS SYSTEMS, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                                                    Class A                       Class B
                                                     Preferred Stock              Common Stock                  Common Stock
                                                  ---------------------     ------------------------     --------------------------
                                                  Shares       Amount         Shares        Amount        Shares           Amount
                                                  ------    -----------     ---------    -----------     ---------     -------------

Balance at December 31, 1996                       2,000    $20,000,000     7,732,996    $ 7,994,235     5,250,000     $ 66,065,762
Net Loss                                             -0-            -0-           -0-            -0-           -0-              -0-
Common Stock Cash Dividends
     ($0.05) per share                               -0-            -0-           -0-            -0-           -0-              -0-
Preferred Stock Dividends                            -0-            -0-           -0-            -0-           -0-              -0-
Issuance of Class A Common Stock:
     Directors' Stock Plan                           -0-            -0-           752          9,645           -0-              -0-
     Non-qualified Stock Plan                        -0-            -0-        44,775        317,151           -0-              -0-
     Stock Award Restricted Stock Plan               -0-            -0-       183,051      1,200,000           -0-              -0-
Issuance of Class B Common Stock:
     401(k) Plan                                     -0-            -0-           -0-            -0-        23,046          282,384
Issuance of Series B Preferred Stock                  60        600,000           -0-            -0-           -0-              -0-
Issuance of Treasury Stock:
     401(k) Plan                                     -0-            -0-           -0-            -0-           -0-           49,658
     Non-qualified Stock Plan                        -0-            -0-           -0-            -0-           -0-              -0-
Purchase of Class A Common Stock                     -0-            -0-           -0-            -0-           -0-              -0-
Income tax benefits relating to stock plans          -0-            -0-           -0-        837,000           -0-              -0-
                                                   -----    -----------     ---------    -----------     ---------     ------------
Balance at December 31, 1997                       2,060     20,600,000     7,961,574     10,358,031     5,273,046       66,397,804
Net Income                                           -0-            -0-           -0-            -0-           -0-              -0-
Common Stock Cash Dividends
     ($0.06) per share                               -0-            -0-           -0-            -0-           -0-              -0-
Preferred Stock Dividends                            -0-            -0-           -0-            -0-           -0-              -0-
Issuance of Treasury Stock:
     401(k) Plan                                     -0-            -0-           -0-            -0-           -0-          180,821
     Directors' Stock Plan                           -0-            -0-           -0-            -0-           -0-           30,652
     Non-qualified Stock Plan                        -0-            -0-           -0-            -0-           -0-            9,597
Purchase of Class A Common Stock                     -0-            -0-           -0-            -0-           -0-              -0-
Issuance of Series B Preferred Stock                  51        509,384           -0-            -0-           -0-              -0-
Purchase of Series B Preferred Stock                (761)    (7,609,384)          -0-            -0-           -0-              -0-
Income tax benefits relating to stock plans          -0-            -0-           -0-        325,678           -0-          173,511
                                                   -----    -----------     ---------    -----------     ---------     ------------
Balance at December 31, 1998                       1,350     13,500,000     7,961,574     10,683,709     5,273,046       66,792,385
Net Loss                                             -0-            -0-           -0-            -0-           -0-              -0-
Common Stock Cash Dividends
     ($0.08) per share                               -0-            -0-           -0-            -0-           -0-              -0-
Preferred Stock Dividends                            -0-            -0-           -0-            -0-           -0-              -0-
Issuance of Treasury Stock:
     401(k) Plan                                     -0-            -0-           -0-            -0-           -0-          126,944
     Non-qualified Stock Plan                        -0-            -0-           -0-            -0-           -0-              -0-
Issuance of Class B Common Stock                     -0-            -0-           -0-            -0-     3,435,774       49,452,053
Purchase of Class B Common Stock                     -0-            -0-           -0-            -0-           -0-              -0-
Income tax benefits relating to stock plans          -0-            -0-           -0-            -0-           -0-            8,100
                                                   -----    -----------     ---------    -----------     ---------     ------------
Balance at December 31, 1999                       1,350    $13,500,000     7,961,574    $10,683,709     8,708,820     $116,379,482
                                                   =====    ===========     =========    ===========     =========     ============


                                                                       Class A                     Class B
                                                                    Treasury Stock              Treasury Stock
                                                 Retained     -------------------------    ------------------------
                                                 Earnings       Shares         Amount       Shares        Amount          Total
                                              ------------    ---------    ------------    --------     -----------   ------------
Balance at December 31, 1996                  $ 10,543,940     (994,770)   $ (6,638,284)   (258,450)    $(2,740,137)  $ 95,225,516
Net Loss                                        (1,402,458)         -0-             -0-         -0-             -0-     (1,402,458)
Common Stock Cash Dividends
     ($0.05) per share                            (628,045)         -0-             -0-         -0-             -0-       (628,045)
Preferred Stock Dividends                       (1,409,690)         -0-             -0-         -0-             -0-     (1,409,690)
Issuance of Class A Common Stock:
     Directors' Stock Plan                             -0-          -0-             -0-         -0-             -0-          9,645
     Non-qualified Stock Plan                          -0-          -0-             -0-         -0-             -0-        317,151
     Stock Award Restricted Stock Plan                 -0-          -0-             -0-         -0-             -0-      1,200,000
Issuance of Class B Common Stock:
     401(k) Plan                                       -0-          -0-             -0-         -0-             -0-        282,384
Issuance of Series B Preferred Stock                   -0-          -0-             -0-         -0-             -0-        600,000
Issuance of Treasury Stock:
     401(k) Plan                                       -0-          -0-             -0-       8,265          87,628        137,286
     Non-qualified Stock Plan                     (500,556)      81,238       1,082,390         -0-             -0-        581,834
Purchase of Class A Common Stock                       -0-     (259,350)     (3,455,475)        -0-             -0-     (3,455,475)
Income tax benefits relating to stock plans            -0-          -0-             -0-         -0-             -0-        837,000
                                              ------------   ----------      ----------    -------      -----------   ------------
Balance at December 31, 1997                     6,603,191   (1,172,882)     (9,011,369)   (250,185)     (2,652,509)    92,295,148
Net Income                                      41,659,366          -0-             -0-         -0-             -0-     41,659,366
Common Stock Cash Dividends
     ($0.06) per share                            (715,209)         -0-             -0-         -0-             -0-       (715,209)
Preferred Stock Dividends                       (1,317,830)         -0-             -0-         -0-             -0-     (1,317,830)
Issuance of Treasury Stock:
     401(k) Plan                                       -0-          -0-             -0-      29,305         310,703        491,524
     Directors' Stock Plan                             -0-          -0-             -0-      84,300         893,763        924,415
     Non-qualified Stock Plan                     (491,917)      74,100       1,015,254       1,500          15,900        548,834
Purchase of Class A Common Stock                       -0-      (30,750)       (582,567)        -0-             -0-       (582,567)
Issuance of Series B Preferred Stock                   -0-          -0-             -0-         -0-             -0-        509,384
Purchase of Series B Preferred Stock                   -0-          -0-             -0-         -0-             -0-     (7,609,384)
Income tax benefits relating to stock plans            -0-          -0-             -0-         -0-             -0-        499,189
                                              ------------   ----------      ----------    --------      ---------    ------------
Balance at December 31, 1998                    45,737,601   (1,129,532)     (8,578,682)   (135,080)     (1,432,143)   126,702,870
Net Loss                                        (6,314,699)         -0-             -0-         -0-             -0-     (6,314,699)
Common Stock Cash Dividends
     ($0.08) per share                          (1,027,322)         -0-             -0-         -0-             -0-     (1,027,322)
Preferred Stock Dividends                       (1,010,000)         -0-             -0-         -0-             -0-     (1,010,000)
Issuance of Treasury Stock:
     401(k) Plan                                       -0-          -0-             -0-      44,715         487,039        613,983
     Non-qualified Stock Plan                      (12,397)       2,250          32,397         -0-             -0-         20,000
Issuance of Class B Common Stock                       -0-          -0-             -0-         -0-             -0-     49,452,053
Purchase of Class B Common Stock                       -0-          -0-             -0-     (20,000)       (257,004)      (257,004)
Income tax benefits relating to stock plans            -0-          -0-             -0-         -0-             -0-          8,100
                                              ------------   -----------   ------------    ---------    ------------  ------------
Balance at December 31, 1999                  $ 37,373,183   (1,127,282)   $ (8,546,285)   (110,365)    $(1,202,108)  $168,187,981
                                              ============   ==========    ============    ========     ===========   ============


See accompanying notes.

                        GRAY COMMUNICATIONS SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           YEAR ENDED DECEMBER 31,
                                                              --------------------------------------------------
                                                                   1999               1998              1997
                                                              -------------      -------------      ------------
 OPERATING ACTIVITIES
   Net income (loss)                                          $  (6,314,699)     $  41,659,366      $ (1,402,458)
   Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
      Depreciation                                               12,855,449          9,690,757         7,800,217
      Amortization of intangible assets                          11,595,919          8,425,821         6,718,302
      Amortization of deferred loan costs                         1,253,277          1,097,952         1,083,303
      Amortization of program broadcast rights                    5,340,187          4,250,714         3,501,330
      Gain on disposition of television station                         -0-        (72,646,041)              -0-
      Valuation adjustments of goodwill and other assets                -0-          2,073,913               -0-
      Payments for program broadcast rights                      (4,953,672)        (4,209,811)       (3,629,350)
      Supplemental employee benefits                               (206,372)          (252,611)         (196,057)
      Common Stock contributed to 401(K) Plan                       613,983            491,524           419,670
      Deferred income taxes                                      (2,738,500)        26,792,795         1,283,000
      (Gain) loss on asset sales                                   (114,063)           332,042           108,998
     Changes in operating assets and liabilities:
         Trade accounts receivable                               (2,865,849)          (302,905)         (369,675)
         Recoverable income taxes                                  (327,490)           406,749          (384,597)
         Inventories                                                255,897           (344,393)         (101,077)
         Other current assets                                       106,829            342,674          (569,745)
         Trade accounts payable                                   1,734,641           (797,447)       (2,825,099)
         Employee compensation and benefits                        (260,827)         1,283,150        (2,848,092)
         Accrued expenses                                         1,147,105             79,644         1,279,164
         Accrued interest                                         3,625,775          1,074,768          (325,409)
         Deferred revenue                                            94,328            625,149           201,657
                                                              -------------      -------------      ------------
 Net cash provided by operating activities                       20,841,918         20,073,810         9,744,082

 INVESTING ACTIVITIES
   Acquisition of television businesses                         (97,821,845)      (122,455,774)      (45,644,942)
   Acquisition of newspaper business                            (16,869,140)               -0-               -0-
   Disposition of television business                                   -0-         76,440,419               -0-
   Purchases of property and equipment                          (11,711,893)        (9,270,623)      (10,371,734)
   Proceeds from asset sales                                      1,722,932            318,697            24,885
   Deferred acquisition costs                                           -0-                -0-           (89,056)
   Payments on purchase liabilities                                (900,688)          (551,917)         (764,658)
   Other                                                         (1,199,090)           220,390          (652,907)
                                                              -------------      -------------      ------------
 Net cash used in investing activities                         (126,779,724)       (55,298,808)      (57,498,412)

 FINANCING ACTIVITIES
   Proceeds from borrowings on long-term debt                   164,200,000         90,070,000        75,350,000
   Repayments of  borrowings on long-term debt                  (53,153,313)       (46,609,122)      (22,678,127)
   Deferred loan costs                                           (2,674,431)          (854,235)         (463,397)
   Dividends paid                                                (2,304,823)        (1,642,709)       (1,428,045)
   Income tax benefit relating to stock plans                         8,100            499,189           837,000
   Proceeds from sale of Class A Common Stock                           -0-                -0-           326,796
   Proceeds from sale of treasury shares                             20,000          1,473,249           581,834
   Purchase of Class A Common Stock                                     -0-           (582,567)       (3,455,475)
   Purchase of Class B Common Stock                                (257,004)               -0-               -0-
   Redemption of Preferred Stock                                        -0-         (7,609,384)              -0-
                                                              -------------      -------------      ------------
 Net cash provided by financing activities                      105,838,529         34,744,421        49,070,586
                                                              -------------      -------------      ------------
Increase (decrease) in cash and cash equivalents                    (99,277)          (480,577)        1,316,256
 Cash and cash equivalents at beginning of year                   1,886,723          2,367,300         1,051,044
                                                              -------------      -------------      ------------
 Cash and cash equivalents at end of year                     $   1,787,446      $   1,886,723      $  2,367,300
                                                              =============      =============      ============


See accompanying notes.

                        GRAY COMMUNICATIONS SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                       71

A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

      The Company's operations, which are located in thirteen southern, southwestern and midwestern states, include thirteen television stations, four daily newspapers, a weekly advertising only publication, paging operations and a transportable satellite uplink business.

Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Revenue Recognition

      The Company recognizes revenue from three industries: broadcasting, publishing and paging. Broadcasting revenue is generated primarily from the sale of television advertising time. Publishing revenue is generated primarily from circulation and advertising revenue. Paging revenue results primarily from the sale of pagers and paging services. Advertising revenue is billed to the customer and recognized when the advertisement is aired or published. Gray bills its customers in advance for newspaper subscriptions and paging services and the related revenues are recognized over the period the service is provided on the straight-line basis. Revenue from the sale of pagers is recognized at the time of sale.

Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

      Cash and cash equivalents include cash on deposit with banks. Deposits with banks are generally insured in limited amounts.

Inventories

      Inventories, principally newsprint and supplies, are stated at the lower of cost or market. The Company uses the last-in, first-out ("LIFO") method of determining costs for substantially all of its inventories. Current cost exceeded the LIFO value of inventories by approximately $-0- and $13,000 at December 31, 1999 and 1998, respectively.

Program Broadcast Rights

      Rights to programs available for broadcast under program license agreements are initially recorded at the beginning of the license period for the amounts of total license fees payable under the license agreements and are charged to operating expense on the basis of total programs available for use on the straight-line method. The portion of the unamortized balance expected to be charged to operating expense in the succeeding year is classified as a current asset, with the remainder classified as a non-current asset. The liability for the license fees payable under the program license agreements is classified as current or long-term, in accordance with the payment terms of the various license agreements. The capitalized costs of the rights are recorded at the lower of unamortized costs or estimated net realizable value.

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

Deferred Loan Costs

      Loan acquisition costs are amortized over the life of the applicable indebtedness. As of December 31, 1999, loan acquisition costs for the $300.0 million senior bank loan agreement (the "Senior Credit Facility") and the Senior Subordinated Notes Due 2006 (the "Senior Subordinated Notes") are amortized over lives of 6 years and 10 years, respectively.

Intangible Assets

      Intangible assets are stated at cost and are amortized using the straight-line method. Goodwill, licenses and network affiliation agreements are amortized over 40 years. Non-compete agreements are amortized over the life of the specific agreement. Accumulated amortization of intangible assets resulting from business acquisitions was $31.6 million and $21.2 million as of December 31, 1999 and 1998, respectively.

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

                        GRAY COMMUNICATIONS SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounting for Hedging Activities

      The Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and for Hedging Activities" ("SFAS No. 133"). SFAS No. 133, which is effective for fiscal years beginning after June 15, 2000, will provide a comprehensive standard for the recognition and measurement of derivatives and hedging activities. SFAS No. 133 requires all derivatives to be recorded on the balance sheet at fair value and establishes "special accounting" for the different types of hedges. Though the accounting treatment and criteria for each type of hedge is unique, they all result in recognizing offsetting changes in value or cash flows of both the hedge and the hedged item in earnings in the same period. Changes in the fair value of derivatives that do not meet the hedged criteria are included in earnings in the same period of the change. The Company plans to adopt SFAS No. 133 in the fiscal year ended December 31, 2001, but has not yet completed its analysis of the impact, if any, SFAS No. 133 may have on its consolidated financial statements.

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

Fair Value of Financial Instruments

      The estimated fair value of long-term debt at December 31, 1999 and 1998 exceeded book value by $5.6 million and $10.4 million, respectively. The fair value of the Preferred Stock at December 31, 1999 and 1998 approximates its carrying value at that date. Currently, the Company does not anticipate settlement of long-term debt or preferred stock at other than book value.

      The fair value of other financial instruments classified as current assets or liabilities approximates their carrying values due to the short-term maturities of these instruments.

Reclassifications

      Certain amounts in the accompanying consolidated financial statements have been reclassified to conform to the 1999 format.

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

Pending Acquisitions

      On January 28, 1999, Bull Run Corporation ("Bull Run"), a principal shareholder of the Company, acquired 301,119 shares of the outstanding common stock of Sarkes Tarzian, Inc. ("Tarzian") from the Estate of Mary Tarzian (the "Estate") for $10.0 million. The acquired shares (the "Tarzian Shares") represent 33.5% of the total outstanding common stock of Tarzian (both in terms of the number of shares

                        GRAY COMMUNICATIONS SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


B. BUSINESS ACQUISITIONS AND DISPOSITIONS (CONTINUED)

Pending Acquisitions (Continued)

of common stock outstanding and in terms of voting rights), but such investment represents 73% of the equity of Tarzian for purposes of dividends as well as distributions in the event of any liquidation, dissolution or other termination of Tarzian.

      On February 12, 1999, Tarzian filed a complaint against Bull Run and U.S. Trust Company of Florida Savings Bank as Personal Representative of the Estate in the United States District Court for the Southern District of Indiana. Tarzian claims that it had a binding and enforceable contract to purchase the Tarzian Shares from the Estate prior to Bull Run's purchase of the shares, and requested judgment providing that the contract be enforced. On May 3, 1999, the action was dismissed without prejudice against Bull Run, leaving the Estate as the sole defendant.

      Tarzian owns and operates two television stations and four radio stations:
WRCB-TV Channel 3 in Chattanooga, Tennessee, an NBC affiliate; KTVN-TV Channel 2 in Reno, Nevada, a CBS affiliate; WGCL-AM and WTTS-FM in Bloomington, Indiana; and WAJI-FM and WLDE-FM in Fort Wayne, Indiana. The Chattanooga and Reno markets rank as the 84th and the 111th largest television markets in the United States, respectively, as ranked by Nielsen Media Research.

      The Company has an agreement with Bull Run, whereby the Company has the option of acquiring the Tarzian Shares from Bull Run for $10.0 million plus related costs. The Company has the ability to extend the option period in 30 day increments at a fee of $66,700 per extension and has extended this option period through June 30, 2000. In connection with the option agreement, the Company granted warrants to Bull Run to purchase up to 100,000 shares of the Company's Class B Common Stock at $13.625 per share. The warrants vest immediately upon the Company's exercise of its option to purchase the Tarzian Shares. The warrants expire 10 years following the date at which the Company exercises its option.

1999 Acquisitions

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

      Aggregate consideration (net of cash acquired) paid in the Company's Class B Common Stock and cash was approximately $146.4 million which included a base purchase price of $139.0 million, transaction expenses of $2.8 million and certain net working capital adjustments (excluding cash) of $4.6 million. In addition to the amount paid, the Company assumed approximately $600,000 in liabilities in connection with the asset purchase of KXII. The Company funded the acquisitions by issuing 3,435,774 shares of the Company's Class B Common Stock (valued at $49.5 million) to the sellers, borrowing an additional $94.4 million under its Senior Credit Facility and using cash on hand of approximately $2.5 million. Based on the preliminary allocation of the purchase price, the excess of the purchase price over

                        GRAY COMMUNICATIONS SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

B. BUSINESS ACQUISITIONS AND DISPOSITIONS (CONTINUED)

1999 Acquisitions (Continued)

the fair value of the net tangible assets was approximately $148.9 million. The Company paid Bull Run a fee of $1.39 million for advisory services performed for the Company in connection with the Texas Acquisitions (excluding a $300,000 advisory fee in connection with the Company's Senior Credit Facility agreement detailed in Note C). This fee was paid in full as of the acquisition date and included in the fee portion of the aggregate consideration for the Texas Acquisitions described above.

      On March 1, 1999, the Company acquired substantially all of the assets of The Goshen News from News Printing Company, Inc. and affiliates thereof, for aggregate cash consideration of approximately $16.7 million including a non-compete agreement (the "Goshen Acquisition"). Based on the preliminary allocation of the purchase price, the excess of the purchase price over the fair value of the net tangible assets was approximately $14.1 million. The Goshen News is currently an 18,000 circulation newspaper published Monday through Sunday and serves Goshen, Indiana and surrounding areas. The Company paid Bull Run a fee of $167,000 for services rendered in connection with the Goshen Acquisition. The Company financed the acquisition through borrowings under its Senior Credit Facility.

      Unaudited pro forma operating data for the years ended December 31 , 1999 and 1998 are presented below and assumes that the Texas Acquisitions, the Goshen Acquisition and the Busse-WALB Transactions (as defined in 1998 Acquisitions and Disposition) were completed on January 1, 1998. The above described unaudited pro forma operating data excludes a pre-tax gain of approximately $72.6 million and estimated deferred income taxes of approximately $28.3 million in connection with the disposition of WALB.

      This unaudited pro forma operating data does not purport to represent the Company's actual results of operations had the Texas Acquisitions, the Goshen Acquisition and the Busse-WALB Transactions been completed on January 1, 1998, and should not serve as a forecast of the Company's operating results for any future periods. The pro forma adjustments are based solely upon certain assumptions that management believes are reasonable under the circumstances at this time. Unaudited pro forma operating data for the years ended December 31, 1999 and 1998, are as follows (in thousands, except per common share data):

                                                                       YEAR ENDED DECEMBER 31,
                                                                    ----------------------------
                                                                       1999               1998
                                                                    ----------         ---------
                                                                             (UNAUDITED)
Revenues, net                                                       $  162,038         $ 161,544
                                                                    ==========         =========

Net loss available to common stockholders                           $  (10,921)        $ (11,458)
                                                                    ==========         =========

 Loss per share available to common stockholders:
    Basic and diluted                                               $    (0.71)        $   (0.75)
                                                                    ==========         =========

      The pro forma results presented above include adjustments to reflect (i) the incurrence of interest expense to fund the respective acquisitions, (ii) depreciation and amortization of assets acquired, (iii) the elimination of the corporate expense allocation net of additional accounting and administrative expenses and (iv) the income tax effect of such pro forma adjustments. Average outstanding shares used to calculate pro forma earnings per share data for 1999 and 1998 include the 3,435,774 shares of Class B Common Stock issued in connection with the Texas Acquisitions.

                        GRAY COMMUNICATIONS SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

B.  BUSINESS ACQUISITIONS AND DISPOSITIONS (CONTINUED)

1998 Acquisitions and Disposition

      On July 31, 1998, the Company completed the purchase of all of the outstanding capital stock of Busse Broadcasting Corporation ("Busse"). The purchase price was approximately $126.6 million, less the accreted value of Busse's 11 5/8 % Senior Secured Notes due 2000 (the "Busse Senior Notes"). The purchase price of the capital stock consisted of the contractual purchase price of $112.0 million, associated transaction costs of $3.9 million, acquisition costs associated with the Busse Senior Notes of $5.1 million and Busse's cash and cash equivalents of $5.6 million. Immediately following the acquisition of Busse, the Company exercised its right to satisfy and discharge the Busse Senior Notes, effectively prefunding the Busse Senior Notes at the October 15, 1998 call price of 106 plus accrued interest. The amount necessary to satisfy and discharge the Busse Senior Notes was approximately $69.9 million. Based on the final allocation of the purchase price, the excess of the purchase price over the fair value of net tangible assets acquired was approximately $121.6 million.

      Immediately prior to the Company's acquisition of Busse, Cosmos Broadcasting Corporation acquired the assets of WEAU-TV ("WEAU") from Busse and exchanged them for the assets of WALB-TV, Inc. ("WALB"), the Company's NBC affiliate in Albany, Georgia. In exchange for the assets of WALB, the Company received the assets of WEAU, which were valued at $66.0 million, and approximately $12.0 million in cash for a total value of $78.0 million. The Company recognized a pre-tax gain of approximately $72.6 million and estimated deferred income taxes of approximately $28.3 million in connection with the exchange of WALB. The Company funded the remaining costs of the acquisition of Busse's capital stock through borrowings under the Company's Senior Credit Facility.

      As a result of these transactions, the Company added the following television stations to its existing broadcast group: KOLN-TV ("KOLN"), the CBS affiliate serving the Lincoln-Hastings-Kearney, Nebraska market; its satellite station KGIN-TV ("KGIN"), the CBS affiliate serving Grand Island, Nebraska; and WEAU, an NBC affiliate serving the La Crosse-Eau Claire, Wisconsin market. These transactions also satisfied the Federal Communication Commission's (the "FCC") requirement for the Company to divest itself of WALB. The transactions described above are referred to herein as the "Busse-WALB Transactions."

      The Company paid Bull Run a fee of approximately $2.0 million for services performed in connection with the Busse-WALB Transactions.

      Unaudited pro forma operating data for the years ended December 31 , 1998 and 1997 are presented below and assumes that the Busse-WALB Transactions and the 1997 Broadcasting Acquisitions (as defined in 1997 Acquisitions) were completed on January 1, 1997. The above described unaudited pro forma operating data excludes a pre-tax gain of approximately $72.6 million and estimated deferred income taxes of approximately $28.3 million in connection with the disposition of WALB.

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

                        GRAY COMMUNICATIONS SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

B.  BUSINESS ACQUISITIONS AND DISPOSITIONS (CONTINUED)

1998 Acquisitions and Disposition (Continued)

                                                             YEAR ENDED DECEMBER 31,
                                                            -------------------------
                                                               1998           1997
                                                            ----------      ---------
                                                                    (UNAUDITED)
Revenues, net                                               $  133,661      $ 117,981
                                                            ==========      =========

Net loss available to common stockholders                   $   (4,562)     $  (6,647)
                                                            ==========      =========

 Loss per share available to common stockholders:
    Basic and diluted                                       $    (0.38)     $   (0.56)
                                                            ==========      =========

      The pro forma results presented above include adjustments to reflect (i) the incurrence of interest expense to fund the respective acquisitions, (ii) depreciation and amortization of assets acquired, (iii) the elimination of the corporate expense allocation net of additional accounting and administrative expenses and (iv) the income tax effect of such pro forma adjustments.

1997 Acquisitions

      On August 1, 1997, the Company purchased the assets of WITN-TV ("WITN"). The purchase price of approximately $41.7 million consisted of $40.7 million cash, $600,000 in acquisition related costs, and approximately $400,000 in liabilities which were assumed by the Company. The excess of the purchase price over the fair value of net tangible assets acquired was approximately $37.4 million. The Company funded the costs of this acquisition through its Senior Credit Facility. WITN operates on Channel 7 and is the NBC affiliate in the Greenville-New Bern-Washington, North Carolina market. In connection with the purchase of the assets of WITN ("WITN Acquisition"), the Company paid Bull Run a fee of $400,000 for services performed in connection with the WITN Acquisition.

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

Resolution of WJHG-TV Divestiture Requirements

      The FCC ordered the Company to divest itself of WJHG-TV, its NBC affiliate in Panama City, FL, to comply with regulations governing common ownership of television stations with overlapping service areas. However, the FCC has revised its rules and it no longer requires the Company to divest itself of WJHG-TV.

                        GRAY COMMUNICATIONS SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


C.  LONG-TERM DEBT

      Long-term debt consists of the following (in thousands):

                                                      DECEMBER 31,
                                               ------------------------
                                                  1999           1998
                                               ---------      ---------
Senior Credit Facility                         $ 221,000      $ 109,500
10 5/8% Senior Subordinated Notes due 2006       160,000        160,000
Other                                                702          1,155
                                               ---------      ---------
                                                 381,702        270,655
Less current portion                                (316)          (430)
                                               ---------      ---------
                                               $ 381,386      $ 270,225
                                               =========      =========

      On October 1, 1999 and in connection with the Texas Acquisitions, the Senior Credit Facility was amended to provide borrowings up to $300.0 million. Prior to the amendment, the Senior Credit Facility consisted of a $100.0 million revolving commitment (the "Revolving Commitment") and a $100.0 million term loan commitment ("Term Loan A Commitment"). The increase in committed available credit was effected by the addition of a second $100.0 million term loan commitment ("Term Loan B Commitment").

      Under the Senior Credit Facility, the Company, at its option, can borrow funds at an interest rate equal to the London Interbank Offered Rate ("LIBOR") plus a premium or at an interest rate equal to the lender's prime rate ("Prime") plus a premium. As a result of the amendment, the interest rates payable by the Company for funds borrowed under the Revolving Commitment and Term Loan A Commitment increased as follows: the premium over Prime increased from a range of 0.0% to 0.5% to a range of 0.0% to 1.75% and the premium over LIBOR increased from a range of 0.75% to 2.25% to a range of 1.25% to 3.0%. Under the new Term Loan B Commitment, funds can be borrowed at Prime plus 1.75% to 2.0% and/or LIBOR plus 3.0% to 3.25%. The premium above Prime and/or LIBOR payable by the Company will be determined by the Company's operating leverage ratio that is calculated quarterly.

      In connection with the amendment to the Senior Credit Facility, the Company paid approximately $2.6 million in additional financing costs. Included in these financing costs is a $300,000 fee that the Company paid to Bull Run for advisory services performed in connection with arranging the $100.0 million Term Loan B Commitment.

      At December 31, 1999, the Company had approximately $221.0 million borrowed under the Senior Credit Facility with approximately $76.5 million available under the agreement. Also as of December 31, 1999, the Company was incurring interest at a rate of Prime plus 1.125% and/or LIBOR plus 2.375% for funds borrowed under the Revolving Commitment and the Term Loan A Commitment. For funds borrowed under the Term Loan B Commitment, the Company was incurring interest at Prime plus 2.0% and/or LIBOR plus 3.25%. The effective interest rate on the Senior Credit Facility at December 31, 1999 and 1998 was 8.9% and 7.1%, respectively. The Company is charged a commitment fee on the excess of the aggregate average daily available credit limit less the amount outstanding.
At December 31, 1999, the commitment fee was 0.50% per annum.

      The maturity schedule for the Revolving Commitment and the Term Loan A Commitment did not change as a result of the amendment to the Senior Credit Facility. As of December 31, 1999, the Company had $23.5 million borrowed under the Revolving Commitment and the $100.0 million credit limit will automatically reduce as follows: 10% in 2000, 15% in 2001, 15% in 2002, 20% in 2003, 25% in
2004 and 15% in 2005. As of December 31, 1999, the Company had $97.5 million borrowed under the

                        GRAY COMMUNICATIONS SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


C.  LONG-TERM DEBT (CONTINUED)

Term Loan A Commitment. The principal amount outstanding under the Term Loan A Commitment became fixed, and no further borrowings can be made thereunder, on December 30, 1999 and must be paid as follows: $10.0 million in 2000, $10.0 million in 2001, $17.5 million in 2002, $17.5 million in 2003, $21.2 million in 2004 and $21.3 million in 2005. The principal amount outstanding under the newly established Term Loan B Commitment will become fixed, and no further borrowings can be made thereunder, on March 30, 2001 and must be paid as follows: 1.0% in 2001, 1.0% in 2002, 1.0% in 2003, 1.0% in 2004 and 96.0% in 2005.

      The agreement pursuant to which the Senior Credit Facility was issued contains certain restrictive provisions, which, among other things, limit additional indebtedness and require minimum levels of cash flows. The Senior Subordinated Notes also contain similar restrictive provisions as well as limitations on restricted payments.

      On September 20, 1996, the Company sold $160.0 million principal amount of the Company's Senior Subordinated Notes. Interest on the Senior Subordinated Notes is payable semi-annually on April 1 and October 1, commencing April 1, 1997. The Senior Subordinated Notes are redeemable, in whole or in part, at the Company's option after October 1, 2001. If the Senior Subordinated Notes are redeemed during the twelve-month period beginning on October 1 of the years indicated below, they will be redeemed at the redemption prices set forth below, plus accrued and unpaid interest to the date fixed for redemption.

                                PERCENTAGE OF THE PRINCIPAL AMOUNT
        YEAR                             OUTSTANDING
-------------------             ----------------------------------
2001                                        105.3125%
2002                                        103.5410%
2003                                        101.7710%
2004 and thereafter                         100.0000%

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

      The Company is a holding company with no material independent assets or operations, other than its investment in its subsidiaries. The aggregate assets, liabilities, earnings and equity of the Subsidiary Guarantors are substantially equivalent to the assets, liabilities, earnings and equity of the Company on a consolidated basis. The Subsidiary Guarantors are, directly or indirectly, wholly owned subsidiaries of the Company and the Subsidiary Guarantees are full, unconditional and joint and several. All of the current and future direct and indirect subsidiaries of the Company will be guarantors of the Senior Subordinated Notes. Accordingly, separate financial statements and other disclosures of each of the Subsidiary Guarantors are not presented because management has determined that they are not material to investors. The Senior Credit Facility is secured by substantially all of the Company's existing and hereafter acquired assets.

      The Company has entered into an interest rate swap agreement to modify the interest characteristics of a portion of its outstanding debt. The agreement involves the exchange of an amount based on a variable interest rate for an amount based on a fixed interest rate over the life of the agreement without an

                        GRAY COMMUNICATIONS SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


C:  LONG-TERM DEBT (CONTINUED)

exchange of the notional amount upon which the payments are based. The Company specifically designates this interest rate swap as a hedge of debt instruments and recognizes interest differentials as adjustments to interest expense in the period they occur. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment of interest expense related to the debt (the accrual accounting method). The related amount payable to, or receivable from, counter-parties is included in other liabilities or assets. The fair value of the swap agreements is not recognized in the financial statements. If, in the future, an interest rate swap agreement were terminated, any resulting gain or loss would be deferred and amortized to interest expense over the remaining life of the hedged debt instrument. In the event of early extinguishment of a designated debt obligation, any realized or unrealized gain or loss from the swap would be recognized in income coincident with the extinguishment.

      The interest rate swap agreement converts $40.0 million of the Company's floating rate debt under the Senior Credit Facility to a fixed rate basis at a rate of 6.155%. The interest rate swap agreement was effective on October 6, 1999 and will terminate on October 6, 2001. However, the bank providing the interest rate swap agreement may at its option extend the termination date to October 6, 2002.

      Aggregate minimum principal maturities on long-term debt as of December 31, 1999, were as follows (in thousands):

                    YEAR                MINIMUM PRINCIPAL MATURITIES
                 ------------           ---------------------------
                    2000                        $      316
                    2001                               200
                    2002                             3,062
                    2003                            38,567
                    2004                            47,307
                  Thereafter                       292,250
                                                ----------
                                                $  381,702
                                                ==========

      The Company made interest payments of approximately $26.1 million, $22.9 million, and $21.3 million during 1999, 1998 and 1997, respectively.

D.  SUPPLEMENTAL EMPLOYEE BENEFITS AND OTHER AGREEMENTS

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

      The following summarizes activity relative to certain officers' agreements and the supplemental employee benefits (in thousands):

                                YEAR ENDED DECEMBER 31,
                            ---------------------------------
                              1999         1998         1997
                            -------      -------      -------
Beginning liability         $ 1,443      $ 1,526      $ 3,158
Net expense                     136          119          161
Payments                       (178)        (202)      (1,793)
                            -------      -------      -------
Ending liability              1,401        1,443        1,526
Less current portion           (480)        (315)        (365)
                            -------      -------      -------
                            $   921      $ 1,128      $ 1,161
                            =======      =======      =======

                        GRAY COMMUNICATIONS SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


E. STOCKHOLDERS' EQUITY

      The Company is authorized to issue 50,000,000 shares of all classes of stock, of which, 15,000,000 shares are designated Class A Common Stock, 15,000,000 shares are designated Class B Common Stock, and 20,000,000 shares are designated "blank check" preferred stock for which the Board of Directors has the authority to determine the rights, powers, limitations and restrictions. The rights of the Company's Class A and Class B Common Stock are identical, except that the Class A Common Stock has 10 votes per share and the Class B Common Stock has one vote per share. The Class A and Class B Common Stock receive cash dividends on an equal per share basis.

      The Series A Preferred stock includes detachable warrants issued to Bull Run to purchase 731,250 shares of Class B Common Stock for $11.92 per share. Of these warrants 450,000 vested upon issuance, with the remaining warrants vesting in five equal annual installments commencing January 3, 1997, providing the Series A Preferred Stock remains outstanding. The Series A Preferred Stock is issued to Bull Run. The holder of the Series A Preferred Stock will receive cash dividends at an annual rate of $800 per share. The liquidation or redemption price of the Series A Preferred Stock is $10,000 per share.

      The Series B Preferred Stock includes warrants to purchase an aggregate of 750,000 shares of Class A Common Stock at an exercise price of $16.00 per share. Of these warrants 450,000 vested upon issuance, with the remaining warrants vesting in five equal annual installments commencing on September 24, 1997. The shares of Series B Preferred Stock were issued to Bull Run and to J. Mack Robinson, Chairman of the Board of Bull Run and President and Chief Executive Officer of the Company, and certain of his affiliates. The Company obtained a written opinion from an investment banker as to the fairness of the terms of the sale of such Series B Preferred Stock with warrants. The holders of the Series B Preferred Stock will receive dividends at an annual rate of $600 per share, except the Company at its option may pay these dividends in cash or in additional shares. The liquidation or redemption price of the Series B Preferred Stock is $10,000 per share. In August 1998 and September 1997, the Company issued 50.9 shares and 60.0 shares of Series B Preferred Stock, respectively, as payment of dividends to the holders of its then outstanding Series B Preferred Stock. During 1998, the Company redeemed 760.9 shares of Series B Preferred Stock at a cost of $7.6 million. During 1999, the Company has not issued any shares of Series B Preferred Stock as dividends nor have any of the shares of Series B Preferred Stock been redeemed.

      The Company is authorized by its Board of Directors to purchase up to two million shares of the Company's Class A or Class B Common Stock to either be retired or reissued in connection with the Company's benefit plans, including the Capital Accumulation Plan and the Incentive Plan. During 1999, 1998 and 1997, the Company purchased 20,000 shares of its Class B Common Stock, 30,750 shares of its Class A Common Stock and 259,350 shares of its Class A Common Stock, respectively, under this authorization. The 1999, 1998 and 1997 treasury shares were purchased at prevailing market prices with an average effective price of $12.85, $18.95 and $13.33 per share, respectively, and were funded from the Company's operating cash flow.

F.   LONG-TERM INCENTIVE PLAN AND STOCK PURCHASE PLAN

      The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

                        GRAY COMMUNICATIONS SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

F.       LONG-TERM INCENTIVE PLAN AND STOCK PURCHASE PLAN (CONTINUED)

      The Company has a long-term incentive plan (the "Incentive Plan") that was amended by the Company's shareholders during 1999. The amendment increased the aggregate number of shares of the Company's common stock subject to awards under the Incentive Plan to 1.9 million from 900,000. As a result of this amendment, the Incentive Plan has 300,000 shares of the Company's Class A Common Stock and
1.6 million shares of the Company's Class B Common Stock reserved for grants to key personnel for (i) incentive stock options, (ii) non-qualified stock options,
(iii) stock appreciation rights, (iv) restricted stock and (v) performance awards, as defined by the Incentive Plan. Shares of Common Stock underlying outstanding options or performance awards are counted against the Incentive Plan's maximum shares while such options or awards are outstanding. Under the Incentive Plan, the options granted typically vest after a two year period and expire three years after full vesting. Options granted through December 31, 1999, have been granted at a price which approximates fair market value on the date of the grant. On December 11, 1998, the Company repriced certain Class B Common Stock grants made under the Incentive Plan, at a price which approximated the market price of the Class B Common Stock on that day.

      The Company also has a Stock Purchase Plan which grants outside directors up to 7,500 shares of the Company's Class B Common Stock. Under this Stock Purchase Plan, the options granted vest at the beginning of the upcoming calendar year and expire at the end of January following that calendar year.

      Pro forma information regarding net income and earnings per share is required by SFAS No. 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of SFAS No. 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999, 1998 and 1997, respectively: risk-free interest rates of 6.04%, 4.57% and 5.82%; dividend yields of 0.63%, 0.55% and 0. 32%; volatility factors of the expected market price of the Company's Class A or Class B Common Stock of 0.27, 0.28 and 0.28; and a weighted-average expected life of the options of 4.0, 4.0 and 4.5 years.

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

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands, except per common share data):

                                                                   YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                                1999         1998       1997
                                                              --------------------------------
Pro forma income (loss) available to common stockholders       $(8,329)     $39,523   $(3,174)
Pro forma income (loss) per common share:
     Basic                                                     $ (0.65)     $  3.31   $ (0.27)
     Diluted                                                   $ (0.65)     $  3.20   $ (0.27)

                        GRAY COMMUNICATIONS SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


F.  LONG-TERM INCENTIVE PLAN AND STOCK PURCHASE PLAN (CONTINUED)

      A summary of the Company's stock option activity for Class A Common Stock, and related information for the years ended December 31, 1999, 1998, and 1997 is as follows (in thousands, except weighted average data):

                                                                     YEAR ENDED DECEMBER 31,
                                                -------------------------------------------------------------------
                                                        1999                   1998                  1997
                                                ---------------------- --------------------------------------------
                                                             WEIGHTED               WEIGHTED               WEIGHTED
                                                              AVERAGE                AVERAGE               AVERAGE
                                                             EXERCISE               EXERCISE               EXERCISE
                                                OPTIONS       PRICE     OPTIONS      PRICE     OPTIONS     PRICE
                                                -------     ---------   --------   ---------   -------     --------
Stock options outstanding -
     beginning of year                               36        $13.71       92         $7.43      297       $ 8.74
     Options granted                                -0-                     19         17.81      -0-
     Options exercised                              (2)          8.89      (74)         7.08     (127)        7.17
     Options forfeited                              -0-                     (1)         8.89      -0-
     Options expired                                -0-                    -0-                    (78)       12.83
                                                  -----                  -----                  -----
Stock options outstanding - end of year             34         $14.04       36        $13.71       92       $ 7.43
                                                  =====                  =====                  =====
Exercisable at end of year                           14         $8.89       16         $8.89       92       $ 7.43

Weighted-average fair value of
     options granted during the year                                                   $5.59

      Exercise prices for Class A Common Stock options outstanding as of December 31, 1999, ranged from $8.89 to $17.81 for the Incentive Plan. The weighted-average remaining contractual life of the Class A Common Stock options outstanding for the Incentive Plan is 2.4 years.

      A summary of the Company's stock option activity for Class B Common Stock, and related information for the years ended December 31, 1999, 1998, and 1997 is as follows (in thousands, except weighted average data):

                                                                     YEAR ENDED DECEMBER 31,
                                                -------------------------------------------------------------------
                                                        1999                   1998                  1997
                                                ---------------------- --------------------------------------------
                                                             WEIGHTED               WEIGHTED               WEIGHTED
                                                              AVERAGE                AVERAGE               AVERAGE
                                                             EXERCISE               EXERCISE               EXERCISE
                                                OPTIONS       PRICE     OPTIONS      PRICE     OPTIONS     PRICE
                                                -------     ---------   --------   ---------   -------     --------
Stock options outstanding -
     beginning of year                               659       $14.36      630        $15.80      102       $10.58
     Options granted                                 241        12.85      589         14.43      528        16.80
     Options exercised                                -0-                  (86)        11.05      -0-
     Options forfeited                               (18)       14.41     (474)        16.95      -0-
     Options expired                                 (62)       16.13      -0-                    -0-
                                                  -----                  -----                  -----
Stock options outstanding - end of year              820       $13.78      659        $14.36      630       $15.80
                                                  =====                  =====                  =====

Exercisable at end of year                           449       $14.20       84        $14.65       79       $10.58

Weighted-average fair value of
     options granted during the year                            $3.67                  $3.95                 $5.40

                        GRAY COMMUNICATIONS SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

F.  LONG-TERM INCENTIVE PLAN AND STOCK PURCHASE PLAN (CONTINUED)

      Exercise prices for Class B Common Stock options outstanding as of December 31, 1999, ranged from $10.58 to $14.50 for the Incentive Plan and $12.75 to $14.00 for the Stock Purchase Plan. The weighted-average remaining contractual life of the Class B Common Stock options outstanding for the Incentive Plan and Stock Purchase Plan is 3.4 and 0.6 years, respectively.

G.   INCOME TAXES

      The Company uses the liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

      Federal and state income tax expense (benefit) included in the consolidated financial statements are summarized as follows (in thousands):

                              YEAR ENDED DECEMBER 31,
                        ---------------------------------
                          1999         1998        1997
                        --------      -------     -------
Current
    Federal             $      6      $   414     $(1,620)
    State and local          423          937         577
Deferred                  (2,739)      26,793       1,283
                        --------      -------     -------
                        $ (2,310)     $28,144     $   240
                        ========      =======     =======

      The total provision for income taxes for 1998 included a deferred tax charge of $28.3 million which related to the exchange of WALB's assets for the assets of WEAU. For income tax purposes, the gain on the exchange of WALB qualified for deferred capital gains treatment under the "like-kind exchange" provision of Section 1031 of the Internal Revenue Code of 1986.

      Significant components of the Company's deferred tax liabilities and assets are as follows (in thousands):

                                                         DECEMBER 31,
                                                   ----------------------
                                                     1999          1998
                                                   --------      --------
Deferred tax liabilities:
  Net book value of property and equipment         $ 13,036      $  6,597
  Goodwill and other intangibles                     75,487        45,546
  Other                                                 122           122
                                                   --------      --------
      Total deferred tax liabilities                 88,645        52,265

Deferred tax assets:
  Liability under supplemental retirement plan          517           528
  Allowance for doubtful accounts                       383           465
  Difference in basis of assets held for sale         1,106         1,106
  Federal operating loss carryforwards                9,251         3,825
  State and local operating loss carryforwards        2,959         2,534
  Other                                                 242           457
                                                   --------      --------
      Total deferred tax assets                      14,458         8,915
  Valuation allowance for deferred tax assets        (1,203)         (798)
                                                   --------      --------
      Net deferred tax assets                        13,255         8,117
                                                   --------      --------

Deferred tax liabilities, net                      $ 75,390      $ 44,148
                                                   ========      ========

                        GRAY COMMUNICATIONS SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

G.   INCOME TAXES (CONTINUED)

      Approximately $32.4 million in federal operating loss carryforwards will expire by the year ended December 31, 2019. Additionally, the Company has approximately $82.9 million in state operating loss carryforwards.

      A reconciliation of income tax expense at the statutory federal income tax rate and income taxes as reflected in the consolidated financial statements is as follows (in thousands):

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                1999         1998        1997
                                                              --------      -------     -----
       Statutory rate applied to income (loss)                $ (2,932)     $24,431     $(395)
       State and local taxes, net of federal tax benefits          296        3,472       572
       Other items, net                                            326          241        63
                                                              --------      -------     -----
                                                              $ (2,310)     $28,144     $ 240
                                                              ========      =======     =====

      The Company made income tax payments of approximately $800,000, $1.5 million and $275,000 during 1999, 1998 and 1997, respectively. At December 31, 1999 and 1998, the Company had current recoverable income taxes of approximately $2.1 million and $1.7 million, respectively.

H.   RETIREMENT PLANS

Pension Plan

      The Company has a retirement plan covering substantially all full-time employees. Retirement benefits are based on years of service and the employees' highest average compensation for five consecutive years during the last ten years of employment. The Company's funding policy is to contribute annually the minimum amount deductible for federal income tax purposes.

      The following summarizes the plan's funded status and related assumptions (dollars in thousands):

                                                                            DECEMBER 31,
                                                                         --------------------
                                                                          1999         1998
                                                                         -------      -------
       CHANGE IN BENEFIT OBLIGATION:
         Benefit obligation at beginning of year                         $ 8,322      $ 7,053
         Service cost                                                        750          616
         Interest cost                                                       529          496
         Actuarial (gains) losses                                           (203)         203
         Change in benefit obligation due to change in discount rate         -0-          303
         Benefits paid                                                      (447)        (349)
                                                                         -------      -------
         Benefit obligation at end of year                               $ 8,951      $ 8,322
                                                                         =======      =======

       CHANGE IN PLAN ASSETS:
         Fair value of plan assets at beginning of year                  $ 7,407      $ 6,926
         Actual return on plan assets                                        516          618
         Company contributions                                               583          212
         Benefits paid                                                      (447)        (349)
                                                                         -------      -------
         Fair value of plan assets at end of year                        $ 8,059      $ 7,407
                                                                         =======      =======

                        GRAY COMMUNICATIONS SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


H.   RETIREMENT PLANS (CONTINUED)

Pension Plan (Continued)

                                                                   DECEMBER 31,
                                                                 -----------------
                                                                 1999        1998
                                                                 -----       -----
       COMPONENTS OF ACCRUED BENEFIT COSTS:
           Underfunded status of the plan                        $(891)      $(915)
           Unrecognized net actuarial loss                          94         297
           Unrecognized net transition amount                     (134)       (188)
           Unrecognized prior service cost                          (3)         (3)
                                                                 -----       -----
           Accrued benefit cost                                  $(934)      $(809)
                                                                 =====       =====

       WEIGHTED-AVERAGE ASSUMPTIONS AS OF DECEMBER 31:
           Discount rate                                           6.8%        6.8%
           Expected long-term rate of return on plan assets        6.8%        6.8%
           Estimated rate of increase in compensation levels       5.0%        5.0%

      The net periodic pension cost includes the following components (in thousands):

                                                                  YEAR ENDED DECEMBER 31,
                                                                ---------------------------
                                                                1999       1998       1997
                                                                -----      -----      -----
       COMPONENTS OF NET PERIODIC PENSION COST:
           Service cost                                         $ 750      $ 616      $ 429
           Interest cost                                          529        496        443
           Expected return on plan assets                        (516)      (475)      (433)
           Amortization of prior service cost                      (1)        (1)        (1)
           Amortization of transition (asset) or obligation       (54)       (54)       (54)
                                                                -----      -----      -----
           Pension cost                                         $ 708      $ 582      $ 384
                                                                =====      =====      =====

Capital Accumulation Plan

      The Gray Communications Systems, Inc. Capital Accumulation Plan (the "Capital Accumulation Plan") provides additional retirement benefits for substantially all employees. The Capital Accumulation Plan is intended to meet the requirements of section 401(k) of the Internal Revenue Code of 1986.

      The Capital Accumulation Plan allows an investment option in the Company's Class B Common Stock and allows for the Company's percentage match to be made by a contribution of the Company's Class B Common Stock. The Company reserved 300,000 shares of the Company's Class B Common Stock for issuance under the Capital Accumulation Plan.

      Employee contributions to the Capital Accumulation Plan, not to exceed 6% of the employees' gross pay, are matched by Company contributions. Since 1997, the Company's percentage match has been made by a contribution of the Company's Class B Common Stock. The Company's percentage match amount is declared by the Company's Board of Directors before the beginning of each plan year. The Company's percentage match was 50% for the three years ended December 31, 1999. The Company contributions vest, based upon each employee's number of years of service, over a period not to exceed five years.

      Company matching contributions aggregating $613,983, $491,524 and $419,670 were charged to expense for 1999, 1998 and 1997, respectively, for the issuance of 44,715, 29,305 and 31,311 shares of Class B Common Stock, respectively.

                        GRAY COMMUNICATIONS SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


I.  COMMITMENTS AND CONTINGENCIES

      The Company has various operating lease commitments for equipment, land and office space. The Company also has commitments for various television film exhibition rights and for high definition television ("HDTV") equipment. The license periods for the film exhibition rights had not yet commenced nor had the HDTV equipment been delivered as of December 31, 1999. Rent expense resulting from operating leases for the years ended December 31, 1999, 1998 and 1997 were $1.8 million, $1.8 million and $1.4 million, respectively. Future minimum payments under operating leases with initial or remaining noncancelable lease terms in excess of one year, obligations under film exhibition rights for which the license period had not yet commenced and commitments for HDTV equipment are as follows (in thousands):

                                      HDTV
            YEAR                   EQUIPMENT       LEASE         FILM         TOTAL
       ----------------           ----------      -------       -------       -------
            2000                   $   -0-        $ 1,094       $ 2,382       $ 3,476
            2001                     1,218            827         4,618         6,663
            2002                       -0-            523         3,977         4,500
            2003                       -0-            329         2,468         2,797
            2004                       -0-            178         2,389         2,567
         Thereafter                    -0-          1,302         1,690         2,992
                                   -------        -------       -------       -------
                                   $ 1,218        $ 4,253       $17,524       $22,995
                                   =======        =======       =======       =======

      The Company has also acquired certain collegiate broadcast rights for sporting events through a five-year marketing agreement commencing April 1, 2000. The Company's annual obligation will be determined, in part, by the number of events broadcast under the agreement; however, the Company's obligation will not exceed $2.2 million annually.

      The Company is subject to legal proceedings and claims which arise in the normal course of its business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not materially affect the Company's financial position.

 J.   INFORMATION ON BUSINESS SEGMENTS

      The Company operates in three business segments: broadcasting, publishing and paging. The broadcasting segment operates thirteen television stations located in the southern, southwestern and midwestern United States. The publishing segment operates four daily newspapers in four different markets located in Georgia and Indiana, and an area weekly advertising only publication in Georgia. The paging operations are located in Florida, Georgia, and Alabama. The following tables present certain financial information concerning the Company's three operating segments (in thousands):

                                          YEAR ENDED DECEMBER 31,
                                      ----------------------------------
                                       1999         1998         1997
                                      --------     --------     --------
                                               (IN THOUSANDS)
       Operating revenues:
            Broadcasting              $ 97,015     $ 91,007     $ 72,300
            Publishing                  37,808       29,330       24,536
            Paging                       9,130        8,553        6,712
                                      --------     --------     --------
                                      $143,953     $128,890     $103,548
                                      ========     ========     ========

                        GRAY COMMUNICATIONS SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


J.   INFORMATION ON BUSINESS SEGMENTS (CONTINUED)

                                                                      YEAR ENDED DECEMBER 31,
                                                              ------------------------------------
                                                                1999          1998          1997
                                                              --------      --------      --------
                                                                         (IN THOUSANDS)
       Operating income:
             Broadcasting (1)                                 $ 15,763      $ 21,113      $ 17,509
             Publishing                                          5,792         2,867         2,206
             Paging                                                505           947         1,015
                                                              --------      --------      --------
       Total operating income (1)                               22,060        24,927        20,730
       Gain on exchange of television station                      -0-        72,646           -0-
       Valuation adjustment of goodwill and other assets           -0-        (2,074)          -0-
       Miscellaneous income and (expense), net                     336          (242)          (31)
       Interest expense                                        (31,021)      (25,454)      (21,861)
                                                              --------      --------      --------
       Income (loss) before income taxes                      $ (8,625)     $ 69,803      $ (1,162)
                                                              ========      ========      ========

      Operating income is total operating revenue less operating expenses, excluding gain on exchange of television station, valuation adjustment of goodwill and other assets, miscellaneous income and expense (net) and interest. Corporate and administrative expenses are allocated to operating income based on net segment revenues.

                                                                YEAR ENDED DECEMBER 31,
                                                           -------------------------------
                                                            1999        1998        1997
                                                           -------     -------     -------
                                                                  (IN THOUSANDS)
       Depreciation and amortization expense:
            Broadcasting                                   $20,199     $14,713     $11,024
            Publishing                                       2,302       1,554       1,973
            Paging                                           1,848       1,773       1,480
                                                           -------     -------     -------
                                                            24,349      18,040      14,477
            Corporate                                          102          77          42
                                                           -------     -------     -------
       Total depreciation and amortization expense         $24,451     $18,117     $14,519
                                                           =======     =======     =======

       Media cash flow:
            Broadcasting                                   $39,207     $38,446     $30,519
            Publishing                                       9,130       5,214       4,856
            Paging                                           2,607       2,964       2,686
                                                           -------     -------     -------

                                                           $50,944     $46,624     $38,061
                                                           =======     =======     =======

                        GRAY COMMUNICATIONS SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


 J.   INFORMATION ON BUSINESS SEGMENTS (CONTINUED)

                                                                        YEAR ENDED DECEMBER 31,
                                                                ---------------------------------------
                                                                   1999          1998          1997
                                                                 --------      --------      --------
                                                                            (IN THOUSANDS)
       Media cash flow reconciliation:
            Operating income (1)                                 $ 22,060      $ 24,927      $ 20,730
            Add:
            Amortzation of program license rights                   5,340         4,251         3,501
            Depreciation and amortization                          24,451        18,117        14,519
            Corporate overhead                                      3,448         3,063         2,528
            Non-cash compensation and contribution to 401(k)
                 Plan, paid in Common Stock                           599           476           412
            Less:
            Payments for program license liabilities               (4,954)       (4,210)       (3,629)
                                                                 --------      --------      --------
                                                                 $ 50,944      $ 46,624      $ 38,061
                                                                 ========      ========      ========

       Capital expenditures:
            Broadcasting                                         $  9,152      $  6,718      $  5,000
            Publishing                                                967           934         4,235
            Paging                                                  1,029         1,461           975
                                                                 --------      --------      --------
                                                                   11,148         9,113        10,210
            Corporate                                                 564           158           162
                                                                 --------      --------      --------
       Total capital expenditures                                $ 11,712      $  9,271      $ 10,372
                                                                 ========      ========      ========


                                                       DECEMBER 31,
                                             ----------------------------------
                                               1999         1998         1997
                                             --------     --------     --------
                                                      (IN THOUSANDS)
       Identifiable assets:
            Broadcasting                     $584,694     $410,039     $287,254
            Publishing                         34,584       17,196       19,818
            Paging                             23,822       25,563       23,950
                                             --------     --------     --------
                                              643,100      452,798      331,022
            Corporate                          15,057       16,176       14,029
                                             --------     --------     --------
       Total identifiable assets             $658,157     $468,974     $345,051
                                             ========     ========     ========

(1) Operating income excludes gain on exchange of television station of $72.6 million recognized for the exchange of WALB and valuation adjustments of goodwill and other assets of $2.1 million in 1998.

                       GRAY COMMUNICATIONS SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

K.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                            FISCAL QUARTERS
                                                       ---------------------------------------------------
                                                          FIRST       SECOND          THIRD         FOURTH
                                                       ---------      -------       --------      --------
                                                           (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
 YEAR ENDED DECEMBER 31, 1999:
 Operating revenues                                     $ 31,392      $ 35,029      $ 33,530      $ 44,002
 Operating income                                          4,333         5,661         4,290         7,776
 Net income (loss)                                        (1,560)       (1,080)       (1,968)       (1,707)
 Net income (loss) available to common stockholders       (1,813)       (1,333)       (2,220)       (1,959)
 Basic income (loss) per share                             (0.15)        (0.11)        (0.19)        (0.13)
 Diluted income (loss) per share                        $  (0.15)     $  (0.11)     $  (0.19)     $  (0.13)

 YEAR ENDED DECEMBER 31, 1998:
 Operating revenues                                     $ 27,982      $ 32,061      $ 31,845      $ 37,002
 Operating income (1)                                      4,868         7,210         5,020         7,829
 Net income (loss)                                        (1,483)          837        41,830           475
 Net income (loss) available to common stockholders       (1,842)          478        41,484           221
 Basic income (loss) per share                             (0.16)         0.04          3.48          0.02
 Diluted income (loss) per share                        $  (0.16)     $   0.04      $   3.31      $   0.02

(1) Operating income excludes $72.6 million gain on exchange of television station recognized from the disposition of WALB and valuation adjustments of goodwill and other assets of $2.1 million in 1998.

      Because of the method used in calculating per share data, the quarterly per share data will not necessarily add to the per share data as computed for the year.

      The Company completed the Goshen Acquisition and the Texas Acquisitions in the first and fourth quarters, respectively, of 1999. The Company also completed the Busse-WALB Transactions in the third quarter of 1998. As a result of the exchange of WALB for WEAU in 1998, the Company recognized a pre-tax gain of approximately $72.6 million and estimated deferred income taxes of approximately $28.3 million. See Note B for further discussion of these transactions.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None

                                    PART III

      The information called for by Part III of Form 10-K is incorporated by reference from the Registrant's Proxy Statement relating to its annual meeting of Shareholders to be held May 25, 2000, which will be filed by the Registrant with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

      (A) (1) AND (2) LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES.

      (1)    FINANCIAL STATEMENTS.

      The following consolidated financial statements of Gray Communications Systems, Inc. are included in item 8:

      Report of Independent Auditors

      Consolidated Balance Sheets at December 31, 1999 and 1998

      Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997

      Consolidated Statements of Stockholders' Equity for the years ended December 31, 1999, 1998 and 1997

      Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997

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

      (B)    REPORTS ON FORM 8-K.

      A report on Form 8-K was filed on October 15, 1999, reporting the acquisition of all of the outstanding capital stock of KWTX Broadcasting Co. and Brazos Broadcasting Co. as well as the assets of KXII Broadcasters, Ltd.

      (C)    EXHIBITS.

 EXHIBIT
   NO.                              DESCRIPTION
------------       -------------------------------------------------------------

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

     3.3           Amendment of the Bylaws of Gray Communications Systems, Inc.,
                   January 6, 1999 (incorporated by reference to Exhibit 3.3 to the Company's Form 10-K for the year ended December 31, 1998)

     4.1 Indenture for the Company's 105/8% Senior Subordinated Notes due 2006 (incorporated by reference to Exhibit 4.1 to the Company's registration statement on Form S-1 (Registration
                   No. 333-4338) the "Form S-1")

     4.2           Amended and Restated Loan Agreement by and among Gray
                   Communications Systems, Inc. as Borrower, NationsBank, NA as
                   Syndication Agent and Administrative Agent, Key Corporate
                   Capital Inc., as Documentation Agent and The Financial
                   Institutions Listed Herein as of July 31, 1998 with
                   NationsBanc Montgomery Securities LLC, as Lead Arranger.
                   (incorporated by reference to Exhibit 10.5 to the Company's
                   Form 10-Q for the quarter ended June 30, 1998)

     4.3           Amended and Restated Borrower Security Agreement dated July
                   31, 1998 by and between Gray Communications Systems, Inc. and
                   NationsBank N.A. as Administrative Agent (incorporated by reference to Exhibit 4.3 to the Company's Form 10-K for the year ended December 31, 1998)

     4.4 Subsidiary Security Agreement dated September 30, 1996 between Gray Communications Systems, Inc., its subsidiaries and KeyBank National Association (incorporated by reference to Exhibit 4(iii) to the Company's Form 8-K, filed October
                   15, 1996)

     4.5           Amended and Restated Borrower Pledge Agreement dated July 31,
                   1998 between Gray Communications Systems, Inc. and
                   NationsBank N.A. as Administrative Agent (incorporated by reference to Exhibit 4.5 to the Company's Form 10-K for the year ended December 31, 1998)

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

 EXHIBIT
   NO.                              DESCRIPTION
------------       -------------------------------------------------------------

     4.8 First Amendment to Amended and Restated Loan Agreement dated as of the 13th day of November, 1998, by and among Gray
                   Communications Systems, Inc., as Borrower, the Banks (as defined in the loan agreement) and NationsBank, N.A., as administrative agent (the "Administrative Agent') on behalf of the Banks (incorporated by reference to Exhibit 4.8 to the Company's Form 10-K for the year ended December 31, 1998)

     4.9 Second Amendment to Amended and Restated Loan Agreement dated as of the 3rd day of March, 1999, by and among Gray
                   Communications Systems, Inc., as Borrower, the Banks (as defined in the loan agreement) and NationsBank, N.A., as administrative agent on behalf of the Banks (incorporated by reference to Exhibit 4.9 to the Company's Form 10-K for the year ended December 31, 1999)

     4.10 Consent Agreement entered into as of the 26th day of February, 1999 by and among Gray Communications Systems,
                   Inc., as Borrower, the Banks (as defined in the Loan
                   Agreement) and NationsBank N.A. as administrative agent on behalf of the Banks (incorporated by reference to Exhibit
                   4.10 to the Company's Form 10-K for the year ended December
                   31, 1999)

     4.11          Second Amended and Restated Loan Agreement dated as of
                   October 1, 1999 by and among Gray Communications Systems,
                   Inc., as Borrower; The Financial Institutions Signatory
                   Hereto, as Lenders; and Bank of America, N.A., as
                   Administrative Agent for the Lenders with Banc of America
                   Securities LLC as Lead Arranger and Book Manager; Key
                   Corporate Capital, Inc., as documentation agent and First
                   Union National Bank, as Syndication Agent (incorporated by reference to Exhibit 99.1 to the Company's Form 8-K dated
                   October 15, 1999)

     10.1 Supplemental pension plan (incorporated by reference to Exhibit 10(a) to the Company's Form 10 filed October 7, 1991, as amended January 29, 1992 and March 2, 1992)

     10.2          Long-Term Incentive Plan (incorporated by reference to
                   Exhibit 10(e) to the Company's Form 10-K for the fiscal year ended June 30, 1993)

     10.3          Warrant, dated January 4, 1996, to purchase 487,500 shares of
                   Class A Common Stock (incorporated by reference to the Form
                   S-1)

     10.4          Employment Agreement, dated February 12, 1996 between the
                   Company and Robert A. Beizer (incorporated by reference to the Form S-1)

     10.5 Form of Preferred Stock Exchange and Purchase Agreement between the Company and Bull Run Corporation (incorporated by reference to the Form S-1)

     10.6          Form of Warrant to purchase 500,000 shares of Class A Common
                   Stock (incorporated by reference to the Form S-1)

     10.7 Form of amendment to employment agreement between the Company and Robert A. Beizer, dated December 12, 1996 ( incorporated by reference to Exhibit 10.19 to the Company's Form 10-K for the year ended December 31, 1996)

 EXHIBIT
   NO.                              DESCRIPTION
------------       -------------------------------------------------------------

     10.8          Amendment to the Company's Long-Term Incentive Plan
                   (incorporated by reference to Exhibit 10.19 to the Company's
                   Form 10-K for the year ended December 31, 1996)

     10.9          Stock Purchase Agreement by and Among Busse Broadcasting
                   Corporation, South Street Corporate Recovery Fund I, L.P.,
                   Greycliff Leveraged Fund 1993, L.P., South Street Leveraged
                   Corporate Recovery Fund, L.P. and Gray Communications
                   Systems, Inc., as dated February 13, 1998 ( incorporated by reference to Exhibit 10.15 to the Company's Form 10-K for the year ended December 31, 1998)

    10.10          Amended and Restated Stock Purchase Agreement by and among
                   Busse Broadcasting Corporation, South Street Corporate
                   Recovery Fund I, L.P., Greycliff Leveraged Fund 1993, L.P.,
                   South Street Leveraged Corporate Recovery Fund, L.P., South
                   Street Corporate Recovery Fund I (International), L.P. and
                   Gray Communications Systems, Inc. dated as of June 22, 1998
                   (incorporated by reference to Exhibit 10.1 to the Company's
                   Form 10-Q for the quarter ended June 30, 1998)

    10.11          Asset Purchase Agreement by and among Busse Broadcasting
                   Corporation, WEAU License, Inc. and Cosmos Broadcasting
                   Corporation dated as of June 22, 1998 (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended June 30, 1998)

    10.12          Exchange Agreement by and among Gray Communications Systems,
                   Inc., WALB-TV, Inc., WALB Licensee Corporation, Cosmos
                   Broadcasting Corporation, Busse Broadcasting Corporation, and
                   WEAU License, Inc. dated as of June 22, 1998 (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q for the quarter ended June 30, 1998)

    10.13          Escrow Agreement by and among WALB-TV, Inc. WALB Licensee
                   Corporation, Cosmos Broadcasting Corporation and
                   NationsBank, N. A. dated as of June 22, 1998 (incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q for the quarter ended June 30, 1998)

    10.14          Asset Purchase Agreement by and among WALB-TV, Inc., WALB-TV
                   Licensee Corp. and Cosmos Broadcasting Corporation dated as of June 22, 1998 (incorporated by reference to Exhibit 10.6 to the Company's Form 10-Q for the quarter ended June 30,
                   1998)

    10.15          Asset Purchase Agreement by and among Gray Communications
                   Systems, Inc., Gray Communications of Indiana, Inc., News
                   Printing Company, Inc., Jane Gemmer and John Gemmer dated as of February 28, 1999 (incorporated by reference to Exhibit
                   10.16 to the Company's Form 10-K for the year ended December
                   31, 1998)

    10.16          Agreement and Plan of Merger by and among Gray Communications
                   Systems, Inc., Gray Communications of Texas, Inc. and KWTX
                   Broadcasting Company dated as of April 13, 1999 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended March 31, 1999)

 EXHIBIT
   NO.                              DESCRIPTION
------------       -------------------------------------------------------------

    10.17          Agreement and Plan of Merger by and among Gray Communications
                   Systems, Inc., Gray Communications of Texas, Inc. and Brazos
                   Broadcasting Company dated as of April 13, 1999 (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended March 31, 1999)

    10.18          Asset Purchase Agreement by and among Gray Communications
                   Systems, Inc., Gray Communications of Texas-Sherman, Inc.,
                   KXII Licensee Corp., KXII Television, Ltd., K-Twelve, Ltd.,
                   KBI 1, Inc., KBI 2 Inc., KXII Properties, Inc. and the
                   Shareholders of KXII Properties, Inc. dated as of April 26,
                   1999 (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q for the quarter ended March 31, 1999)

      21           List of Subsidiaries

      23           Consent of Ernst & Young L.L.P.

      27           Financial Data Schedule for Gray Communications Systems, Inc.

--------------------------------------------------------------------------------

(D) FINANCIAL STATEMENT SCHEDULES - The response to this section is submitted as a part of (a)(1) and (2).

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                          GRAY COMMUNICATIONS SYSTEMS, INC.

Date:   March 10, 2000                                     By:                  /s/ J. MACK ROBINSON
                                                                 ----------------------------------------------------
                                                                                  J. Mack Robinson,
                                                                        President and Chief Executive Officer

Date:   March 10, 2000                                     By:                    /s/ JAMES C. RYAN
                                                                 ----------------------------------------------------
                                                                                   James C. Ryan,
                                                                                  Vice President &
                                                                               Chief Financial Officer

Date:   March 10, 2000                                     By:                /s/ JACKSON S. COWART, IV
                                                                 ----------------------------------------------------
                                                                               Jackson S. Cowart, IV,
                                                                              Chief Accounting Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:   March 10, 2000                                     By:               /s/ WILLIAM E. MAYHER, III
                                                                 ----------------------------------------------------
                                                                               William E. Mayher, III,
                                                                                Chairman of the Board

Date:   March 10, 2000                                     By:                  /s/ J. MACK ROBINSON
                                                                 ----------------------------------------------------
                                                                             J. Mack Robinson, Director

Date:   March 10, 2000                                     By:                  /s/ RICHARD L. BOGER
                                                                 ----------------------------------------------------
                                                                             Richard L. Boger, Director

Date:   March 10, 2000                                     By:                /s/ HILTON H. HOWELL, JR.
                                                                 ----------------------------------------------------
                                                                           Hilton H. Howell, Jr., Director

Date:   March 10, 2000                                     By:                  /s/ HOWELL W. NEWTON
                                                                 ----------------------------------------------------
                                                                             Howell W. Newton, Director

Date:   March 10, 2000                                     By:                     /s/ HUGH NORTON
                                                                 ----------------------------------------------------
                                                                                Hugh Norton, Director

Date:   March 10, 2000                                     By:               /s/ ROBERT S. PRATHER, JR.
                                                                 ----------------------------------------------------
                                                                          Robert S. Prather, Jr., Director

Date:   March 10, 2000                                     By:                /s/ HARRIETT J. ROBINSON
                                                                 ----------------------------------------------------
                                                                           Harriett J. Robinson, Director

Date:   March 10, 2000                                     By:                     /s/ ZELL MILLER
                                                                 ----------------------------------------------------
                                                                                Zell Miller, Director

                         REPORT OF INDEPENDENT AUDITORS

      We have audited the consolidated financial statements of Gray Communications Systems, Inc. as of December 31, 1999 and 1998, and for each of the three years in the period ended December 31, 1999, and have issued our report thereon dated January 31, 2000. Our audits also included the financial statement schedule listed in Item 14(a). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

      In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                              Ernst & Young LLP

Atlanta, Georgia
January 31, 2000

                        GRAY COMMUNICATIONS SYSTEMS, INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                 COL. A                      COL. B                COL. C                 COL. D           COL. E
-------------------------------             ----------    --------------------------   --------------    ----------
                                                                 ADDITIONS
                                                          -------------------------
                                            BALANCE AT    CHARGED TO     CHARGED TO                      BALANCE AT
                                            BEGINNING      COSTS AND       OTHER                           END OF
DESCRIPTION                                 OF PERIOD      EXPENSES     ACCOUNTS (2)   DEDUCTIONS (1)      PERIOD
-----------                                 ----------    ----------    ------------   --------------    ----------
YEAR ENDED DECEMBER 31, 1999
Allowance for doubtful accounts             $1,212,000     $629,000        $220,000      $1,053,000      $1,008,000

YEAR ENDED DECEMBER 31, 1998
Allowance for doubtful accounts             $1,253,000     $831,000        $ 61,000      $  933,000      $1,212,000

YEAR ENDED DECEMBER 31, 1997
Allowance for doubtful accounts             $1,450,000     $188,000        $ 31,000      $  416,000      $1,253,000

---------------------

(1) Deductions are write-offs of amounts not considered collectible.

(2) Represents amounts recorded in connection with acquisitions.