Form 10-Q
period 2000-03-31
GRAY COMMUNICATIONS SYSTEMS INC /GA/
filed 2000-04-28
CIK 43196

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000.

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

                 4370 PEACHTREE ROAD, NE, ATLANTA, GEORGIA 30319
                 -----------------------------------------------
                    (Address of principal executive offices)
                                   (Zip code)

                                 (404) 504-9828
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

 CLASS A COMMON STOCK, (NO PAR VALUE)      CLASS B COMMON STOCK, (NO PAR VALUE)
-------------------------------------      -------------------------------------
6,848,467 SHARES AS OF APRIL 28, 2000      8,640,215 SHARES AS OF APRIL 28, 2000

INDEX

                        GRAY COMMUNICATIONS SYSTEMS, INC.


PART I.       FINANCIAL INFORMATION                                                  PAGE
-------       ---------------------                                                  ----
Item 1.       Financial Statements

              Condensed consolidated balance sheets - March 31, 2000 (Unaudited)       3
              and December 31, 1999

              Condensed consolidated statements of operations (Unaudited) -            5
              Three months ended March 31, 2000 and 1999

              Condensed consolidated statement of stockholders' equity                 6
              (Unaudited) - Three months ended March 31, 2000

              Condensed consolidated statements of cash flows (Unaudited) -            7
              Three months ended March 31, 2000 and 1999

              Notes to condensed consolidated financial statements (Unaudited) -       8
              March 31, 2000

Item 2.       Management's Discussion and Analysis of Financial Condition             10
              and Results of Operations

PART II.      OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K                                        15

SIGNATURES

PART I.  FINANCIAL INFORMATION

ITEM 1.   STATEMENTS

                       GRAY COMMUNICATIONS SYSTEMS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                MARCH 31,              DECEMBER 31,
                                                                                  2000                     1999
                                                                              -------------           -------------
                                                                               (UNAUDITED)
CURRENT ASSETS:
     Cash and cash equivalents                                                $   1,826,156           $   1,787,446
     Trade accounts receivable, less allowance for doubtful accounts
         of $1,112,000 and  $1,008,000, respectively                             25,314,634              30,338,425
     Recoverable income taxes                                                     2,169,025               2,053,025
     Inventories                                                                    906,339               1,051,960
     Current portion of program broadcast rights                                  2,811,313               3,538,441
     Other current assets                                                         1,202,892                 803,410
                                                                              -------------           -------------
Total current assets                                                             34,230,359              39,572,707

PROPERTY AND EQUIPMENT:
     Land                                                                         4,385,286               4,385,286
     Buildings and improvements                                                  16,821,480              16,675,110
     Equipment                                                                  100,644,078              98,760,379
                                                                              -------------           -------------
                                                                                121,850,844             119,820,775
     Allowance for depreciation                                                 (43,366,600)            (39,443,291)
                                                                              -------------           -------------
                                                                                 78,484,244              80,377,484
OTHER ASSETS:
     Deferred loan costs                                                          9,274,780               9,656,586
     Goodwill and other intangibles:
       Licenses and network affiliation agreements                              445,376,903             448,346,122
       Goodwill                                                                  75,118,977              76,218,410
       Consulting and noncompete agreements                                       1,747,412               1,869,368
    Other                                                                         2,121,659               2,115,847
                                                                              -------------           -------------
                                                                                533,639,731             538,206,333
                                                                              -------------           -------------

                                                                              $ 646,354,334           $ 658,156,524
                                                                              =============           =============












SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        GRAY COMMUNICATIONS SYSTEMS, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)


                                                                                       MARCH 31,              DECEMBER 31,
                                                                                         2000                     1999
                                                                                     -------------           -------------
                                                                                      (UNAUDITED)
CURRENT LIABILITIES:
     Trade accounts payable                                                          $   3,292,350           $   4,275,411
     Employee compensation and benefits                                                  5,098,581               5,163,973
     Accrued expenses                                                                    2,298,148               3,161,581
     Accrued interest                                                                   11,208,666               9,233,909
     Current portion of program broadcast obligations                                    2,930,403               3,870,893
     Deferred revenue                                                                    3,286,127               3,212,814
     Current portion of long-term debt                                                     300,000                 316,000
                                                                                     -------------           -------------
Total current liabilities                                                               28,414,275              29,234,581

LONG-TERM DEBT                                                                         376,327,920             381,385,942

OTHER LONG-TERM LIABILITIES:
     Program broadcast obligations, less current portion                                   275,013                 428,867
     Supplemental employee benefits                                                        878,900                 921,832
     Deferred income taxes                                                              73,613,829              75,389,829
     Other acquisition related liabilities                                               2,506,635               2,607,492
                                                                                     -------------           -------------
                                                                                        77,274,377              79,348,020
Commitments and contingencies

STOCKHOLDERS' EQUITY:
     Serial Preferred Stock, no par value; authorized 20,000,000 shares;
       issued and outstanding 1,350 shares, respectively ($13,500,000
       aggregate liquidation value, respectively)                                       13,500,000              13,500,000
     Class A Common Stock, no par value; authorized 15,000,000
       shares; issued 7,961,574 shares, respectively                                    10,683,709              10,683,709
     Class B Common Stock, no par value; authorized 15,000,000
       shares; issued 8,708,820 shares, respectively                                   116,452,872             116,379,482
     Retained earnings                                                                  32,928,564              37,373,183
                                                                                     -------------           -------------
                                                                                       173,565,145             177,936,374
    Treasury Stock at cost, Class A Common, 1,121,657 and 1,127,282 shares,
       respectively                                                                     (8,463,917)             (8,546,285)
    Treasury Stock at cost, Class B Common, 68,605 and 110,365 shares,
       respectively                                                                       (763,466)             (1,202,108)
                                                                                     -------------           -------------
                                                                                       164,337,762             168,187,981
                                                                                     -------------           -------------

                                                                                     $ 646,354,334           $ 658,156,524
                                                                                     =============           =============


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        GRAY COMMUNICATIONS SYSTEMS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                   THREE MONTHS ENDED
                                                                        MARCH 31,
                                                           -----------------------------------

                                                               2000                   1999
                                                           ------------           ------------
OPERATING REVENUES
     Broadcasting (net of agency commissions)              $ 26,668,453           $ 21,168,040
     Publishing                                               9,921,227              8,022,053
     Paging                                                   2,298,121              2,201,977
                                                           ------------           ------------
                                                             38,887,801             31,392,070
EXPENSES
     Broadcasting                                            16,915,750             12,988,524
     Publishing                                               7,664,910              6,354,622
     Paging                                                   1,504,024              1,513,645
     Corporate and administrative                             1,028,180                746,506
     Depreciation and amortization                            7,674,332              5,455,817
                                                           ------------           ------------
                                                             34,787,196             27,059,114
                                                           ------------           ------------
                                                              4,100,605              4,332,956
Miscellaneous income, net                                        63,301                421,748
                                                           ------------           ------------
                                                              4,163,906              4,754,704
Interest expense                                              9,724,508              6,770,163
                                                           ------------           ------------
     LOSS BEFORE INCOME TAXES                                (5,560,602)            (2,015,459)
Income tax benefit                                           (1,712,000)              (455,000)
                                                           ------------           ------------
     NET LOSS                                                (3,848,602)            (1,560,459)
Preferred Dividends                                             252,500                252,501
                                                           ------------           ------------
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS                  $ (4,101,102)          $ (1,812,960)
                                                           ============           ============
AVERAGE OUTSTANDING COMMON SHARES:
     Basic and Diluted                                       15,456,476             11,954,590
                                                           ============           ============
 LOSS PER SHARE AVAILABLE TO COMMON STOCKHOLDERS:
     Basic and Diluted                                     $      (0.27)          $      (0.15)
                                                           ============           ============












SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                       GRAY COMMUNICATIONS SYSTEMS, INC.
      CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)


                                    Preferred                      Class A                       Class B
                                      Stock                      Common Stock                  Common Stock
                              -----------------------      -------------------------     --------------------------      Retained
                               Shares        Amount         Shares         Amount          Shares         Amount         Earnings
                              --------   ------------      ---------    ------------     ---------    -------------    ------------
Balance at December 31, 1999    1,350    $ 13,500,000      7,961,574    $ 10,683,709     8,708,820    $ 116,379,482    $ 37,373,183

Net loss for the
  three months ended
  March 31, 2000                                                                                                         (3,848,602)

Common stock dividends ($.02
  per share)                                                                                                               (309,393)

Preferred stock dividends                                                                                                  (252,500)

Issuance of treasury stock:
  401 (k) plan                                                                                               19,343
  Non-qualified stock plan                                                                                   54,047         (34,124)

Purchase of Class B
  Common Stock
                                -----    ------------      ---------    ------------     ---------    -------------    ------------
Balance at March 31, 2000       1,350    $ 13,500,000      7,961,574    $ 10,683,709     8,708,820    $ 116,452,872    $ 32,928,564
                                =====    ============      =========    ============     =========    =============    ============


                                         Class A                       Class B
                                      Treasury Stock                Treasury Stock
                                ---------------------------   --------------------------
                                   Shares        Amount         Shares         Amount          Total
                                -----------   -------------   ---------    -------------   -------------
Balance at December 31, 1999    (1,127,282)   $ (8,546,285)   (110,365)    $ (1,202,108)   $ 168,187,981

Net loss for the
  three months ended
  March 31, 2000                                                                              (3,848,602)

Common stock dividends ($.02
  per share)                                                                                    (309,393)

Preferred stock dividends                                                                       (252,500)

Issuance of treasury stock:
  401 (k) plan                                                  15,621          172,773          192,116
  Non-qualified stock plan           5,625          82,368      37,500          408,453          510,744

Purchase of Class B
  Common Stock                                                 (11,361)        (142,584)        (142,584)
                                ----------    ------------    --------       ----------    -------------
Balance at March 31, 2000       (1,121,657)   $ (8,463,917)    (68,605)      $ (763,466)   $ 164,337,762
                                ==========    ============    ========       ==========    =============












SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                       GRAY COMMUNICATIONS SYSTEMS, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                           THREE MONTHS ENDED MARCH 31,
                                                                         -------------------------------
                                                                              2000              1999
                                                                         ------------       ------------
   OPERATING ACTIVITIES
Net loss                                                                 $ (3,848,602)      $ (1,560,459)
Adjustments to reconcile net loss to net cash provided by operating activities:
    Depreciation                                                            4,077,529          2,832,799
    Amortization of intangible assets                                       3,596,803          2,623,018
    Amortization of deferred loan costs                                       381,804            285,128
    Amortization of program broadcast rights                                1,309,740          1,202,465
    Payments for program broadcast rights                                  (1,489,954)        (1,190,132)
    Supplemental employee benefits                                            (42,932)           (51,443)
    Common Stock contributed to 401(k) Plan                                   192,116            144,859
    Deferred income taxes                                                  (1,776,000)          (582,000)
    Gain on disposal of assets                                                 (9,290)          (378,097)
    Changes in operating assets and liabilities:
        Receivables, inventories and other current assets                   4,841,182          2,029,673
        Accounts payable and other current liabilities                        557,563          2,513,733
                                                                         ------------       ------------
            NET CASH PROVIDED BY OPERATING ACTIVITIES                       7,789,959          7,869,544

INVESTING ACTIVITIES
    Purchase of newspaper business                                                -0-        (16,520,701)
    Purchases of property and equipment                                    (2,228,979)        (2,436,979)
    Deferred acquisition costs                                                    -0-            (66,558)
    Payments on purchase liabilities                                         (133,653)          (404,756)
    Other                                                                     341,638            395,023
                                                                         ------------       ------------
            NET CASH USED IN INVESTING ACTIVITIES                          (2,020,994)       (19,033,971)

FINANCING ACTIVITIES
    Dividends paid                                                           (561,893)          (759,825)
    Proceeds from sale of treasury stock - common                              48,244                -0-
    Purchase of treasury stock - common                                      (142,584)          (257,004)
    Proceeds from borrowings of long-term debt                              5,500,000         23,700,000
    Payments on long-term debt                                            (10,574,022)       (11,092,887)
                                                                         ------------       ------------
            NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            (5,730,255)        11,590,284
                                                                         ------------       ------------

INCREASE  IN CASH AND CASH EQUIVALENTS                                         38,710            425,857

    Cash and cash equivalents at beginning of period                        1,787,446          1,886,723
                                                                         ------------       ------------
            CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $  1,826,156       $  2,312,580
                                                                         ============       ============



SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                       GRAY COMMUNICATIONS SYSTEMS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE A--BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of Gray Communications Systems, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

         Certain amounts reported for the prior year have been reclassified to conform to the 2000 format.

NOTE B--LONG-TERM DEBT

         At March 31, 2000, the balance outstanding and the balance available under the Company's bank loan agreement were $216.0 million and $79.0 million, respectively, and the interest rate on the balance outstanding was 8.84%.

NOTE C--INFORMATION ON BUSINESS SEGMENTS

         The Company operates in three business segments: broadcasting, publishing and paging. The broadcasting segment operates 13 television stations located in the southern and mid-western United States. The publishing segment operates four daily newspapers located in Georgia and Indiana. The paging operations are located in Florida, Georgia and Alabama. The following tables present certain financial information concerning the Company's three operating segments:


                                                  THREE MONTHS ENDED
                                                       MARCH 31,
                                               -----------------------
                                                  2000          1999
                                               --------       --------
                                                    (IN THOUSANDS)

Operating revenues:
     Broadcasting                              $ 26,669       $ 21,168
     Publishing                                   9,921          8,022
     Paging                                       2,298          2,202
                                               --------       --------
                                               $ 38,888       $ 31,392
                                               ========       ========

Operating income:
     Broadcasting                              $  2,506       $  3,120
     Publishing                                   1,376          1,032
     Paging                                         219            181
                                               --------       --------
Total operating income                            4,101          4,333
Miscellaneous income, net                            63            422
Interest expense                                 (9,725)        (6,770)
                                               --------       --------
Loss before income taxes                       $ (5,561)      $ (2,015)
                                               ========       ========


         Operating income is total operating revenues less operating expenses, excluding miscellaneous income and expense (net) and interest. Corporate and administrative expenses are allocated to operating income based on net segment revenues.


                                                          THREE MONTHS ENDED
                                                                MARCH 31,
                                                        -----------------------
                                                          2000           1999
                                                        --------       --------
                                                            (IN THOUSANDS)

Media Cash Flow:
     Broadcasting                                        $  9,710      $  8,297
     Publishing                                             2,292         1,690
     Paging                                                   802           699
                                                         --------      --------
                                                         $ 12,804      $ 10,686
                                                         ========      ========

 Media Cash Flow reconciliation:
     Operating income                                    $  4,101      $  4,333
     Add:
       Amortization of program broadcast rights             1,310         1,202
       Depreciation and amortization                        7,674         5,456
       Corporate overhead                                   1,028           747
       Non-cash compensation and contributions
         to the Company's 401(k) plan, paid in
         common stock                                         181           138
     Less:
       Payments for program broadcast
         obligations                                       (1,490)       (1,190)
                                                         --------      --------
     Media Cash Flow                                     $ 12,804      $ 10,686
                                                         ========      ========


         "Media Cash Flow" is defined as operating income, plus depreciation and amortization (including amortization of program broadcast rights), non-cash compensation and corporate overhead, less payments for program broadcast obligations. The Company has included Media Cash Flow data because such data is commonly used as a measure of performance for media companies and is also used by investors to measure a company's ability to service debt. Media Cash Flow is not, and should not be used as, an indicator or alternative to operating income, net income or cash flow as reflected in the Company's unaudited Condensed Consolidated Financial Statements. Media Cash Flow is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

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

         As discussed below, the Company has acquired several television stations and a newspaper since January 1, 1999. The Company's acquisitions have been accounted for under the purchase method of accounting. Under the purchase method of accounting, the results of operations of the acquired businesses are included in the accompanying consolidated financial statements as of their respective acquisition dates. The assets and liabilities of acquired businesses are included based on an allocation of the purchase price.

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

         Aggregate consideration (net of cash acquired) paid in the Company's Class B Common Stock and cash was approximately $146.4 million which included a base purchase price of $139.0 million, transaction expenses of $2.8 million and certain net working capital adjustments (excluding cash) of $4.6 million. In addition to the amount paid, the Company assumed approximately $600,000 in liabilities in connection with the asset purchase of KXII Broadcasters Ltd. The Company funded the acquisitions by issuing 3,435,774 shares of the Company's Class B Common Stock (valued at $49.5 million) to the sellers, borrowing an additional $94.4 million under its bank loan agreement and using cash on hand of approximately $2.5 million.

         With the Texas Acquisitions the Company added the following television stations to its broadcast segment: KWTX-TV, the CBS affiliate located in Waco, Texas; KBTX-TV, the CBS affiliate located in Bryan, Texas, each serving the Waco-Temple-Bryan, Texas television market and KXII-TV, the CBS affiliate serving Sherman, Texas and Ada, Oklahoma. Under Federal Communications Commission (the "FCC") regulations, KBTX-TV is operated as a satellite station of KWTX-TV. The three stations are collectively referred to herein as the "Texas Stations."

         On March 1, 1999, the Company acquired substantially all of the assets of The Goshen News from News Printing Company, Inc. and affiliates thereof, for aggregate cash consideration of approximately $16.7 million including a non-compete agreement (the "Goshen Acquisition"). The Goshen News is currently an 18,000-circulation newspaper published Monday through Sunday and serves Goshen, Indiana and surrounding areas. The Company financed the acquisition through borrowings under its bank loan agreement.

General

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

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)


RESULTS OF OPERATIONS (CONTINUED)

Broadcasting, Publishing and Paging Revenues

      Set forth below are the principal types of broadcasting, publishing and paging revenues earned by the Company's broadcasting, publishing and paging operations for the periods indicated and the percentage contribution of each to the Company's total revenues:


                                                   THREE MONTHS ENDED MARCH 31,
                                         ------------------------------------------------
                                                 2000                        1999
                                         ----------------------    ----------------------
                                                     PERCENT OF                PERCENT OF
                                         AMOUNT        TOTAL       AMOUNT        TOTAL
                                         -------     ----------    -------     ----------
                                                     (DOLLARS IN THOUSANDS)
BROADCASTING
NET REVENUES:
    Local                                $14,946        38.4%      $12,524        39.9%
    National                               7,187        18.5         5,503        17.5
    Network compensation                   2,017         5.2         1,396         4.4
    Political                                524         1.4            49         0.2
    Production and other                   1,995         5.1         1,696         5.4
                                         -------       -----       -------       -----
                                         $26,669        68.6%      $21,168        67.4%
                                         =======       =====       =======       =====

PUBLISHING
NET REVENUES:
    Retail                               $ 4,484        11.5%      $ 3,682        11.7%
    Classified                             3,147         8.1         2,554         8.1
    Circulation                            1,939         5.0         1,502         4.8
    Other                                    351         0.9           284         1.0
                                         -------       -----       -------       -----
                                         $ 9,921        25.5%      $ 8,022        25.6%
                                         =======       =====       =======       =====

PAGING
NET REVENUES:
    Paging lease, sales and service      $ 2,298         5.9%      $ 2,202         7.0%
                                         =======       =====       =======       =====

TOTAL                                    $38,888       100.0%      $31,392       100.0%
                                         =======       =====       =======       =====



THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

         Revenues. Total revenues for the three months ended March 31, 2000 increased $7.5 million, or 23.9%, over the same period of the prior year, to $38.9 million from $31.4 million. This increase was primarily attributable to the (i) revenues resulting from the Texas Stations that were acquired on October 1, 1999, (ii) revenues resulting from The Goshen News that was acquired on March 1, 1999, (iii) increased revenues from existing publishing operations and (iv) increased paging revenues.

         Broadcasting revenues increased $5.5 million or 26.0%, over the same period of the prior year, to $26.7 million from $21.2 million. The Texas Acquisitions accounted for an increase of $5.2 million. On a pro forma basis, assuming the Texas Acquisitions had been effective on January 1, 1999, broadcasting revenues for the Texas Stations for the three months ended March 31, 2000 were consistent at $5.2 million, when compared to the same period of the prior year. Political advertising revenue was $524,000 for the three months ended March 31, 2000, compared to $49,000 for the same period of the prior year. Broadcasting revenues, excluding the results of the Texas Acquisitions, increased $267,000, or 1.3%, over the same period of the prior year, to $21.4 million from $21.2 million. This increase was due primarily to increased political advertising revenue.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)


THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999 (CONTINUED)

         Publishing revenues increased $1.9 million, or 23.7%, over the same period of the prior year, to $9.9 million from $8.0 million. The increase in publishing revenues was due primarily to increased revenues from the Company's existing publishing operations and from the revenues generated by The Goshen News which was acquired on March 1, 1999. Revenues from the Company's existing publishing operations increased $1.0 million, or 13.4%, over the same period of the prior year, to $8.5 million from $7.5 million. The primary components of the increase in revenues from existing operations were increases in retail advertising, classified advertising and circulation revenues of $432,000, $327,000 and $205,000, respectively. The Goshen News provided revenues of $1.4 million for the three months ended March 31, 2000. On a pro forma basis, assuming that the Goshen Acquisition had been completed on January 1, 1999, revenue for The Goshen News increased $215,000, or 17.7%, to $1.4 million from $1.2 million, as compared to the same period of the prior year.

         Paging revenues increased $96,000, or 4.4%, over the same period of the prior year, to $2.3 million from $2.2 million due primarily to an increase in the number of pagers. The Company had approximately 90,000 pagers and 87,000 pagers in service at March 31, 2000 and 1999, respectively.

         Operating expenses. Operating expenses for the three months ended March 31, 2000 increased $7.7 million, or 28.6%, over the same period of the prior year, to $34.8 million from $27.1 million, due primarily to increased broadcasting expenses, publishing expenses and depreciation and amortization expense.

         Broadcasting expenses increased $3.9 million, or 30.2%, over the three months ended March 31, 1999, to $16.9 million from $13.0 million. The acquisition of the Texas Stations accounted for an increase of $2.9 million. On a pro forma basis, assuming the acquisition of the Texas Stations had been effective on January 1, 1999, broadcasting expenses for the Texas Stations for the three months ended March 31, 2000 decreased $253,000, or 8.0%, to $2.9 million from $3.2 million. Broadcasting expenses, excluding the results of the Texas Stations, increased $1.0 million, or 7.9 %, over the same period of the prior year, to $14.0 million from $13.0 million. The increase was due primarily to increased employee compensation expense.

         Publishing expenses for the three months ended March 31, 2000 increased $1.3 million, or 20.6%, from the same period of the prior year, to $7.7 million from $6.4 million. The increase in publishing expenses was due primarily to increased expenses from the Company's existing publishing operations and from the expenses of The Goshen News. Expenses from the Company's existing publishing operations increased $664,000, or 11.1%, over the same period of the prior year, to $6.7 million from $6.0 million. The increase in expenses at the Company's existing publishing operations was due primarily to payroll and transportation costs associated with increased circulation and commencement of a Sunday edition in February, 2000, at one of the Company's daily newspapers. The Goshen News recorded expenses of $1.0 million for the three months ended March 31, 2000. On a pro forma basis, assuming that the Goshen Acquisition had been completed on January 1, 1999, expenses for The Goshen News increased $59,000, or 6.3%, to $1.0 million from $0.9 million, as compared to the same period of the prior year reflecting in part the commencement of a Sunday edition as of August 1, 1999.

         Paging expenses remained consistent with that of the prior year at approximately $1.5 million.

         Corporate and administrative expenses increased $281,000, or 37.6%, to $1.0 million for the three months ended March 31, 2000 from $747,000 for the three months ended March 31, 1999. The increase was due primarily to increased payroll expense and other operating expenses. In addition, the Company incurred approximately $100,000 of non-recurring charges relating to conversion and upgrades of its telecommunications systems.

         Depreciation of property and equipment and amortization of intangible assets was $7.7 million for the three months ended March 31, 2000, as compared to $5.5 million for the same period of the prior year, an increase of $2.2 million, or 40.7%. This increase was primarily the result of higher depreciation and amortization costs related to the acquisition of the Texas Stations and The Goshen News.

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999 (CONTINUED)

         Miscellaneous income. Miscellaneous income for the three months ended March 31, 2000 was $63,000 compared to $422,000 for the three months ended March 31, 1999. The decrease in miscellaneous income of $359,000 was due primarily to lower gains on disposal of property in the current year as compared to that of the prior year.

         Interest expense. Interest expense increased $3.0 million, or 43.7%, to $9.7 million for the three months ended March 31, 2000 from $6.8 million for the three months ended March 31, 1999. This increase was attributable primarily to increased interest rates on the Company's variable interest rate debt and to increased levels of debt resulting from the financing of the acquisition of the Texas Stations and The Goshen News.

         Income tax benefit. Income tax benefit for the three months ended March 31, 2000 and March 31, 1999 was $1.7 million and $455,000, respectively. The increase in the income tax benefit was directly attributable to the increase in net loss before tax in the current quarter as compared to the first quarter of the prior year.

         Net loss available to common stockholders. Net loss available to common stockholders of the Company for the three months ended March 31, 2000 and March 31, 1999 was $4.1 million and $1.8 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital was $5.8 million and $10.3 million at March 31, 2000 and December 31, 1999, respectively. The Company's cash provided from operations was $7.8 million and $7.9 million for the three months ended March 31, 2000 and March 31, 1999, respectively.

         The Company's cash used in investing activities was $2.0 million and $19.0 million for the three months ended March 31, 2000 and March 31, 1999, respectively. The decreased usage of $17.0 million from 1999 to 2000 was primarily due to the acquisition of The Goshen News in 1999 and no similar transactions ocurring in the current quarter.

         The Company's financing activities used $5.7 million for the three months ended March 31, 2000 while providing $11.6 million for the three months ended March 31, 1999. The increase in cash used in financing activities resulted primarily from increased payments on long-term debt in the current quarter as compared to borrowings on long-term debt to fund the acquisition of The Goshen News in 1999.

         During the three months ended March 31, 2000, the Company issued 5,625 shares of Class A Common Stock and 53,121 shares of its Class B Common Stock from treasury to fulfill obligations under its employee benefit plan and certain employment agreements. The Company also purchased 11,361 shares of its Class B Common Stock for $142,584 during the three months ended March 31, 2000.

         The Company regularly enters into program contracts for the right to broadcast television programs produced by others and program commitments for the right to broadcast programs in the future. Such programming commitments are generally made to replace expiring or canceled program rights. Payments under such contracts are made in cash or the concession of advertising spots for the program provider to resell, or a combination of both. During the three months ended March 31, 2000, the Company paid $1.5 million for such program broadcast rights.

         The Company and its subsidiaries file a consolidated federal income tax return and such state or local tax returns as are required. As of March 31, 2000, the Company anticipates that it will generate taxable operating losses for the foreseeable future.

         At March 31, 2000, the balance outstanding and the balance available under the bank loan agreement were $216.0 million and $79.0 million, respectively, and the effective interest rate on the balance outstanding was 8.84%.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

         On March 31, 2000, the Company's Board of Directors authorized payment of a $1.0 million fee to Bull Run Corporation, a principal shareholder of the Company, for services rendered in connection with the Company's option to purchase Bull Run's equity investment in Sarkes Tarzian. Effective as of March 1, 2000, the fee will be payable in equal monthly installments of $50,000.

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




Date: April 28, 2000                      By: /s/ James C. Ryan
      --------------                         ----------------------------------
                                                  James C. Ryan,
                                                  Vice President - Finance &
                                                  Chief Financial Officer