Form 10-Q
period 2000-06-30
GRAY COMMUNICATIONS SYSTEMS INC /GA/
filed 2000-08-01
CIK 43196

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000.

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _________ TO _________ .

COMMISSION FILE NUMBER 1-13796

                        GRAY COMMUNICATIONS SYSTEMS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   GEORGIA                                58-0285030
  ----------------------------------------      -------------------------------
      (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                Identification Number)

                 4370 PEACHTREE ROAD, NE, ATLANTA, GEORGIA 30319
            -------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip code)

                                 (404) 504-9828
            -------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
            -------------------------------------------------------
                     (Former name, former address and former
                  fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

      CLASS A COMMON STOCK, (NO PAR VALUE)                     CLASS B COMMON STOCK, (NO PAR VALUE)
-------------------------------------------------          ----------------------------------------------
      6,848,467 SHARES AS OF JULY 31, 2000                     8,656,908 SHARES AS OF JULY 31, 2000

INDEX

                        GRAY COMMUNICATIONS SYSTEMS, INC.

                                                                                               PAGE
                                                                                               ----

PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Condensed consolidated balance sheets - June 30, 2000 (Unaudited)              3
                  and December 31, 1999

                  Condensed consolidated statements of operations (Unaudited) -                  5
                  Three months ended June 30, 2000 and 1999 Six months ended
                  June 30, 2000 and 1999

                  Condensed consolidated statement of stockholders' equity (Unaudited) -         6
                  Six months ended June 30, 2000

                  Condensed consolidated statements of cash flows (Unaudited) -                  7
                  Six months ended June 30, 2000 and 1999

                  Notes to condensed consolidated financial statements (Unaudited) -             8
                  June 30, 2000

Item 2.           Management's Discussion and Analysis of Financial Condition                   10
                  and Results of Operations

PART II.          OTHER INFORMATION

Item 4.           Submission of Matters to a Vote of Security Holders                           17

Item 6.           Exhibits and Reports on Form 8-K                                              17

SIGNATURES

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        GRAY COMMUNICATIONS SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                               JUNE 30,             DECEMBER 31,
                                                                                 2000                   1999
                                                                            --------------         --------------
                                                                              (UNAUDITED)
CURRENT ASSETS:
     Cash and cash equivalents                                              $    1,460,741         $    1,787,446
     Trade accounts receivable, less allowance for doubtful accounts
         of $813,000 and  $1,008,000, respectively                              28,395,640             30,338,425
     Recoverable income taxes                                                    1,906,025              2,053,025
     Inventories                                                                 1,259,847              1,051,960
     Current portion of program broadcast rights                                 1,515,230              3,538,441
     Other current assets                                                        1,052,244                803,410
                                                                            --------------         --------------
Total current assets                                                            35,589,727             39,572,707

PROPERTY AND EQUIPMENT:
     Land                                                                        4,985,121              4,385,286
     Buildings and improvements                                                 16,544,046             16,675,110
     Equipment                                                                 103,914,610             98,760,379
                                                                            --------------         --------------
                                                                               125,443,777            119,820,775
     Allowance for depreciation                                                (47,555,576)           (39,443,291)
                                                                            --------------         --------------
                                                                                77,888,201             80,377,484

OTHER ASSETS:
     Deferred loan costs                                                         8,974,035              9,656,586
     Goodwill and other intangibles:
       Licenses and network affiliation agreements                             442,407,676            448,346,122
       Goodwill                                                                 74,627,168             76,218,410
       Consulting and noncompete agreements                                      1,625,456              1,869,368
    Other                                                                        3,225,816              2,115,847
                                                                            --------------         --------------
                                                                               530,860,151            538,206,333

                                                                            $  644,338,079         $  658,156,524
                                                                            ==============         ==============

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        GRAY COMMUNICATIONS SYSTEMS, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                                                         JUNE 30,                DECEMBER 31,
                                                                                           2000                     1999
                                                                                      --------------           --------------
                                                                                        (UNAUDITED)
CURRENT LIABILITIES:
     Trade accounts payable (includes $750,000 and $0 payable
          to Bull Run Corporation, respectively)                                      $    3,658,098           $    4,275,411
     Employee compensation and benefits                                                    5,352,701                5,163,973
     Accrued expenses                                                                      4,925,847                3,161,581
     Accrued interest                                                                      5,859,793                9,233,909
     Current portion of program broadcast obligations                                      1,646,075                3,870,893
     Deferred revenue                                                                      3,241,387                3,212,814
     Current portion of long-term debt                                                       300,000                  316,000
                                                                                      --------------           --------------
Total current liabilities                                                                 24,983,901               29,234,581

LONG-TERM DEBT                                                                           380,251,929              381,385,942

OTHER LONG-TERM LIABILITIES:
     Program broadcast obligations, less current portion                                     156,410                  428,867
     Supplemental employee benefits                                                          835,968                  921,832
     Deferred income taxes                                                                73,030,829               75,389,829
     Other acquisition related liabilities                                                 2,426,638                2,607,492
                                                                                      --------------           --------------
                                                                                          76,449,845               79,348,020
Commitments and contingencies

STOCKHOLDERS' EQUITY:
     Serial Preferred Stock, no par value; authorized 20,000,000 shares;
       issued and outstanding 1,350 shares, respectively ($13,500,000
       aggregate liquidation value, respectively)                                         13,500,000               13,500,000
     Class A Common Stock, no par value; authorized 15,000,000
       shares; issued 7,961,574 shares, respectively                                      10,683,709               10,683,709
     Class B Common Stock, no par value; authorized 15,000,000
       shares; issued 8,708,820 shares, respectively                                     116,452,872              116,379,482
     Retained earnings                                                                    30,932,241               37,373,183
                                                                                      --------------           --------------
                                                                                         171,568,822              177,936,374
    Treasury Stock at cost, Class A Common Stock, 1,113,107 and 1,127,282
       shares, respectively                                                               (8,338,718)              (8,546,285)
    Treasury Stock at cost, Class B Common Stock, 51,912 and 110,365 shares,
       respectively                                                                         (577,700)              (1,202,108)
                                                                                      --------------           --------------
                                                                                         162,652,404              168,187,981
                                                                                      --------------           --------------

                                                                                      $  644,338,079           $  658,156,524
                                                                                      ==============           ==============

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        GRAY COMMUNICATIONS SYSTEMS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                             THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                                  JUNE 30,                                  JUNE 30,
                                                     ---------------------------------         ---------------------------------
                                                         2000                 1999                 2000                 1999
                                                     ------------         ------------         ------------         ------------
OPERATING REVENUES
     Broadcasting (net of agency commissions)        $ 30,691,603         $ 23,137,952         $ 57,360,056         $ 44,305,992
     Publishing                                        10,423,481            9,535,608           20,344,708           17,557,661
     Paging                                             2,292,982            2,355,609            4,591,103            4,557,586
                                                     ------------         ------------         ------------         ------------
                                                       43,408,066           35,029,169           82,295,867           66,421,239
EXPENSES
     Broadcasting                                      16,710,210           13,684,523           33,625,960           26,673,047
     Publishing                                         7,928,049            7,355,448           15,592,959           13,710,070
     Paging                                             1,515,384            1,724,483            3,019,408            3,238,128
     Corporate and administrative                         937,566              940,644            1,965,746            1,687,150
     Depreciation and amortization                      7,835,369            5,663,547           15,509,701           11,119,364
                                                     ------------         ------------         ------------         ------------
                                                       34,926,578           29,368,645           69,713,774           56,427,759
                                                     ------------         ------------         ------------         ------------
                                                        8,481,488            5,660,524           12,582,093            9,993,480
Miscellaneous income (expense), net                       (55,602)              34,613                7,699              456,361
                                                     ------------         ------------         ------------         ------------
                                                        8,425,886            5,695,137           12,589,792           10,449,841
Interest expense                                       10,116,190            7,004,508           19,840,698           13,774,671
                                                     ------------         ------------         ------------         ------------
     LOSS BEFORE INCOME TAXES                          (1,690,304)          (1,309,371)          (7,250,906)          (3,324,830)
Income tax benefit                                       (320,000)            (229,000)          (2,032,000)            (684,000)
                                                     ------------         ------------         ------------         ------------
     NET LOSS                                          (1,370,304)          (1,080,371)          (5,218,906)          (2,640,830)
Preferred dividends                                       252,500              252,501              505,000              505,002
                                                     ------------         ------------         ------------         ------------
     NET LOSS AVAILABLE TO
     COMMON STOCKHOLDERS                             $ (1,622,804)        $ (1,332,872)        $ (5,723,906)        $ (3,145,832)
                                                     ============         ============         ============         ============

AVERAGE OUTSTANDING COMMON SHARES:
     Basic and diluted                                 15,493,990           11,966,489           15,475,337           11,960,572
                                                     ============         ============         ============         ============

 LOSS PER SHARE AVAILABLE TO COMMON
    STOCKHOLDERS:
Basic and diluted                                    $      (0.10)        $      (0.11)        $      (0.37)        $      (0.26)
                                                     ============         ============         ============         ============

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        GRAY COMMUNICATIONS SYSTEMS, INC.
      CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

                                           Preferred                        Class A                           Class B
                                             Stock                       Common Stock                      Common Stock
                                   -------------------------     -----------------------------     -----------------------------
                                    Shares         Amount           Shares           Amount           Shares           Amount
                                   --------     ------------     ------------     ------------     ------------     ------------

Balance at December 31, 1999          1,350     $ 13,500,000        7,961,574     $ 10,683,709        8,708,820     $116,379,482

Net loss for the
  six months ended
  June 30, 2000

Common stock dividends ($.04
  per share)

Preferred stock dividends

Issuance of treasury stock:
  401 (k) plan                                                                                                            19,343
  Non-qualified stock plan                                                                                                54,047

Purchase of Class B
  Common Stock

                                   --------     ------------     ------------     ------------     ------------     ------------

Balance at June 30, 2000              1,350     $ 13,500,000        7,961,574     $ 10,683,709        8,708,820     $116,452,872
                                   ========     ============     ============     ============     ============     ============


                                                            Class A                          Class B
                                  Retained               Treasury Stock                  Treasury Stock
                                ------------     ------------------------------   -----------------------------
                                  Earnings          Shares            Amount        Shares            Amount             Total
                                ------------     ------------      ------------   -----------      ------------      ------------

Balance at December 31, 1999    $ 37,373,183       (1,127,282)     $ (8,546,285)     (110,365)     $ (1,202,108)     $168,187,981

Net loss for the
  six months ended
  June 30, 2000                   (5,218,906)                                                                          (5,218,906)

Common stock dividends ($.04
  per share)                        (619,344)                                                                            (619,344)

Preferred stock dividends           (505,000)                                                                            (505,000)

Issuance of treasury stock:
  401 (k) plan                       (16,125)                                          32,314           358,539           361,757
  Non-qualified stock plan           (81,567)          14,175           207,567        37,500           408,453           588,500

Purchase of Class B
  Common Stock                                                                        (11,361)         (142,584)         (142,584)

                                ------------     ------------      ------------   -----------      ------------      ------------

Balance at June 30, 2000        $ 30,932,241       (1,113,107)     $ (8,338,718)      (51,912)       $ (577,700)     $162,652,404
                                ============     ============      ============   ===========      ============      ============

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        GRAY COMMUNICATIONS SYSTEMS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                                 SIX MONTHS ENDED JUNE 30,
                                                                                             ---------------------------------
                                                                                                 2000                 1999
                                                                                             -------------        -------------

OPERATING ACTIVITIES
Net loss                                                                                     $ (5,218,906)        $ (2,640,830)
Adjustments to reconcile net loss to net cash provided by operating activities:
    Depreciation                                                                                8,329,861            5,772,877
    Amortization of intangible assets                                                           7,179,840            5,346,487
    Amortization of deferred loan costs                                                           766,066              574,282
    Amortization of program broadcast rights                                                    2,620,900            2,400,745
    Payments for program broadcast rights                                                      (2,897,568)          (2,430,524)
    Supplemental employee benefits                                                                (85,864)             (75,820)
    Common Stock contributed to 401(k) Plan                                                       361,757              361,928
    Deferred income taxes                                                                      (2,359,000)          (1,028,001)
    (Gain) loss on disposal of assets                                                              76,599             (331,157)
    Changes in operating assets and liabilities:
        Receivables, inventories and other current assets                                       1,860,125              715,870
        Accounts payable and other current liabilities                                         (2,340,983)          (2,199,854)
                                                                                             ------------         ------------
                                NET CASH PROVIDED BY OPERATING ACTIVITIES                       8,292,827            6,466,003

INVESTING ACTIVITIES
    Purchase of newspaper business                                                                    -0-          (16,512,231)
    Purchases of property and equipment                                                        (5,975,603)          (4,499,224)
    Deferred acquisition costs                                                                   (523,480)          (1,190,978)
    Payments on purchase liabilities                                                             (213,650)            (584,098)
    Other                                                                                         415,158               41,504
                                                                                             ------------         ------------
                                    NET CASH USED IN INVESTING ACTIVITIES                      (6,297,575)         (22,745,027)

FINANCING ACTIVITIES
    Dividends paid                                                                             (1,071,844)          (1,251,794)
    Proceeds from sale of treasury stock - common                                                 126,000                  -0-
    Purchase of treasury stock - common                                                          (142,584)            (257,004)
    Proceeds from borrowings of long-term debt                                                 17,000,000           36,200,000
    Payments on long-term debt                                                                (18,150,013)         (15,183,540)
    Deferred loan costs                                                                           (83,516)             (30,375)
                                                                                             ------------         ------------
                      NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                      (2,321,957)          19,477,287
                                                                                             ------------         ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                (326,705)            3,198,263
    Cash and cash equivalents at beginning of period                                            1,787,446            1,886,723
                                                                                             ------------         ------------
         CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $  1,460,741         $  5,084,986
                                                                                             ============         ============

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        GRAY COMMUNICATIONS SYSTEMS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A--BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of Gray Communications Systems, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month and three-month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

NOTE B--LONG-TERM DEBT

         At June 30, 2000, the balance outstanding and the balance available under the Company's bank loan agreement were $220.0 million and $72.5 million, respectively, and the interest rate on the balance outstanding was 9.7%.

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

                                               THREE MONTHS ENDED                SIX MONTHS ENDED
                                                    JUNE 30,                          JUNE 30,
                                           -------------------------         -------------------------
                                             2000             1999             2000             1999
                                           --------         --------         --------         --------
                                                                 (IN THOUSANDS)
Operating revenues:
     Broadcasting                          $ 30,692         $ 23,138         $ 57,360         $ 44,306
     Publishing                              10,423            9,536           20,345           17,558
     Paging                                   2,293            2,355            4,591            4,557
                                           --------         --------         --------         --------
                                           $ 43,408         $ 35,029         $ 82,296         $ 66,421
                                           ========         ========         ========         ========

Operating income:
     Broadcasting                          $  6,542         $  4,269         $  9,046         $  7,389
     Publishing                               1,644            1,291            3,021            2,323
     Paging                                     295              101              515              282
                                           --------         --------         --------         --------
Total operating income                        8,481            5,661           12,582            9,994
Miscellaneous income (expense), net             (56)              35                8              456
Interest expense                             10,115            7,005           19,841           13,775
                                           --------         --------         --------         --------
Loss before income taxes                   $ (1,690)        $ (1,309)        $ (7,251)        $ (3,325)
                                           ========         ========         ========         ========

         Operating income is total operating revenues less operating expenses, excluding miscellaneous income and expense (net) and interest. Corporate and administrative expenses are allocated to operating income based on net segment revenues.

                        GRAY COMMUNICATIONS SYSTEMS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE C--INFORMATION ON BUSINESS SEGMENTS (CONTINUED)

                                                    THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                         JUNE 30,                          JUNE 30,
                                                -------------------------         -------------------------
                                                  2000             1999             2000             1999
                                                --------         --------         --------         --------
                                                                       (IN THOUSANDS)
Media Cash Flow:
   Broadcasting                                 $ 14,009         $  9,584         $ 23,719         $ 17,881
   Publishing                                      2,527            2,211            4,819            3,901
   Paging                                            785              637            1,587            1,336
                                                --------         --------         --------         --------
                                                $ 17,321         $ 12,432         $ 30,125         $ 23,118
                                                ========         ========         ========         ========

 Media Cash Flow reconciliation:
   Operating income                             $  8,481         $  5,661         $ 12,582         $  9,994
   Add:
     Amortization of program broadcast
       rights                                      1,311            1,198            2,621            2,401
     Depreciation and amortization                 7,835            5,664           15,510           11,119
     Corporate overhead                              938              940            1,966            1,687
     Non-cash compensation and
       contributions to the Company's
       401(k) plan, paid in common stock             164              209              344              348
   Less:
     Payments for program broadcast
       obligations                                (1,408)          (1,240)          (2,898)          (2,431)
                                                --------         --------         --------         --------
   Media Cash Flow                              $ 17,321         $ 12,432         $ 30,125         $ 23,118
                                                ========         ========         ========         ========

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

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

Broadcasting, Publishing and Paging Revenues

         Set forth below are the principal types of broadcasting, publishing and paging revenues earned by the Company's broadcasting, publishing and paging operations for the periods indicated and the percentage contribution of each to the Company's total revenues:

                                                            THREE MONTHS ENDED JUNE 30,
                                           ------------------------------------------------------------
                                                      2000                              1999
                                           --------------------------        --------------------------
                                                           PERCENT OF                        PERCENT OF
                                            AMOUNT            TOTAL           AMOUNT            TOTAL
                                           --------        ----------        --------        ----------
                                                                 (DOLLARS IN THOUSANDS)
BROADCASTING
NET REVENUES:
    Local                                  $ 17,225             39.7%        $ 13,378             38.2%
    National                                  8,896             20.5            6,917             19.8
    Network compensation                      2,103              4.8            1,442              4.1
    Political                                   773              1.8              140              0.4
    Production and other                      1,695              3.9            1,261              3.6
                                           --------         --------         --------         --------
                                           $ 30,692             70.7%        $ 23,138             66.1%
                                           ========         ========         ========         ========

PUBLISHING
NET REVENUES:
    Retail                                 $  4,812             11.1%        $  4,302             12.3%
    Classified                                3,407              7.8            3,189              9.0
    Circulation                               1,898              4.4            1,736              5.0
    Other                                       306              0.7              309              0.9
                                           --------         --------         --------         --------
                                           $ 10,423             24.0%        $  9,536             27.2%
                                           ========         ========         ========         ========

PAGING
NET REVENUES:
    Paging lease, sales and
      service                              $  2,293              5.3%        $  2,355              6.7%
                                           ========         ========         ========         ========

TOTAL                                      $ 43,408            100.0%        $ 35,029            100.0%
                                           ========         ========         ========         ========

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

Broadcasting, Publishing and Paging Revenues (Continued)

                                                            SIX MONTHS ENDED JUNE 30,
                                           -----------------------------------------------------------
                                                     2000                              1999
                                           -------------------------         -------------------------
                                                           PERCENT OF                        PERCENT OF
                                            AMOUNT            TOTAL           AMOUNT            TOTAL
                                           --------        ----------        --------        ----------
                                                                 (DOLLARS IN THOUSANDS)
BROADCASTING
NET REVENUES:
    Local                                  $ 32,170             39.1%        $ 25,902             39.0%
    National                                 16,083             19.5           12,420             18.7
    Network compensation                      4,120              5.0            2,838              4.3
    Political                                 1,297              1.6              189              0.3
    Production and other                      3,690              4.5            2,957              4.4
                                           --------         --------         --------         --------
                                           $ 57,360             69.7%        $ 44,306             66.7%
                                           ========         ========         ========         ========

PUBLISHING
NET REVENUES:
    Retail                                 $  9,297             11.2%        $  7,984             12.0%
    Classified                                6,554              8.0            5,743              8.6
    Circulation                               3,837              4.7            3,238              4.9
    Other                                       657              0.8              593              0.9
                                           --------         --------         --------         --------
                                           $ 20,345             24.7%        $ 17,558             26.4%
                                           ========         ========         ========         ========

PAGING
NET REVENUES:
    Paging lease, sales and
      service                              $  4,591              5.6%        $  4,557              6.9%
                                           ========         ========         ========         ========

TOTAL                                      $ 82,296            100.0%        $ 66,421            100.0%
                                           ========         ========         ========         ========

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

         Revenues. Total revenues for the three months ended June 30, 2000 increased $8.4 million, or 23.9%, over the same period of the prior year, to $43.4 million from $35.0 million. This increase was primarily attributable to the (i) revenues resulting from the Texas Stations that were acquired on October 1, 1999 and (ii) increased revenues from existing broadcasting and publishing operations.

         Broadcasting revenues increased $7.6 million, or 32.6%, over the same period of the prior year, to $30.7 million from $23.1 million. The Texas Acquisitions accounted for an increase of $6.2 million. Political advertising revenue was $773,000 for the three months ended June 30, 2000, compared to $140,000 for the same period of the prior year. Broadcasting revenues, excluding the results of the Texas Acquisitions, increased $1.3 million, or 5.7%, over the same period of the prior year, to $24.5 million from $23.1 million. This increase was due primarily to increased political advertising revenue of $618,000, increased national revenues of $310,000 and increased production and other revenues of $380,000. On a pro forma basis, assuming the Texas Acquisitions had been effective on January 1, 1999, broadcasting revenues for the Texas Stations for the three months ended June 30, 2000 increased $100,000 to $6.2 million from $6.1 million, when compared to the same period of the prior year.

         Publishing revenues increased $888,000, or 9.3%, over the same period of the prior year, to $10.4 million from $9.5 million. This increase was due primarily to an increase in revenues from retail advertising, classified advertising and circulation revenues of $510,000, $218,000 and $162,000, respectively.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999 (CONTINUED)

         Paging revenues decreased $62,000, or 2.6%, over the same period of the prior year due primarily to price competition. The Company had approximately 90,000 pagers and 87,000 pagers in service at June 30, 2000 and 1999, respectively.

         Operating expenses. Operating expenses for the three months ended June 30, 2000 increased $5.5 million, or 18.9%, over the same period of the prior year, to $34.9 million from $29.4 million, due primarily to increased broadcasting expenses, publishing expenses and depreciation and amortization expense.

         Broadcasting expenses for the three months ended June 30, 2000 increased $3.0 million, or 22.1%, over the same period of the prior year, to $16.7 million from $13.7 million. The acquisition of the Texas Stations accounted for an increase of $3.0 million. Broadcasting expenses, excluding the results of the Texas Stations, were $13.7 million in each of the respective periods reflecting, in part, expense reduction programs instituted by the Company during the second quarter of 2000. On a pro forma basis, assuming the acquisition of the Texas Stations had been effective on January 1, 1999, broadcasting expenses for the Texas Stations for the three months ended June 30, 2000 decreased $483,000, or 13.9%, to $3.0 million from $3.5 million.

         Publishing expenses for the three months ended June 30, 2000 increased $574,000, or 7.8%, over the same period of the prior year, to $7.9 million from $7.4 million. This increase in expenses was due primarily to payroll and transportation costs associated with increased circulation and commencement of a Sunday edition in February, 2000, at one of the Company's daily newspapers.

         Paging expenses for the three months ended June 30, 2000 decreased $208,000, or 12.1%, over the same period of the prior year, to $1.5 million from $1.7 million. The decrease in paging expenses reflects an expense reduction plan instituted by the Company.

         Corporate and administrative expenses for the three months ended June 30, 2000 were $938,000 and were consistent with same period of the prior year.

         Depreciation of property and equipment and amortization of intangible assets was $7.8 million for the three months ended June 30, 2000, as compared to $5.7 million for the same period of the prior year, an increase of $2.1 million, or 38.3%. This increase was primarily the result of higher depreciation and amortization costs related to the acquisition of the Texas Stations.

         Miscellaneous income (expense). Miscellaneous expense for the three months ended June 30, 2000 was $56,000 compared to $35,000 of miscellaneous income for the three months ended June 30, 1999. The difference was primarily attributable to a loss on disposal of fixed assets during the three months ended June 30, 2000.

         Interest expense. Interest expense increased $3.1 million, or 44.4%, to $10.1 million for the three months ended June 30, 2000 from $7.0 million for the three months ended June 30, 1999. This increase was attributable primarily to increased interest rates on the Company's variable interest rate debt and to increased levels of debt resulting from the financing of the acquisition of the Texas Stations.

         Income tax benefit. Income tax benefit for the three months ended June 30, 2000 and June 30, 1999 was $320,000 and $229,000, respectively. The increase in the income tax benefit was directly attributable to the increase in net loss before tax in the current quarter as compared to the second quarter of the prior year.

         Net loss available to common stockholders. Net loss available to common stockholders of the Company for the three months ended June 30, 2000 and June 30, 1999 was $1.6 million and $1.3 million, respectively.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

         Revenues. Total revenues for the six months ended June 30, 2000 increased $15.9 million, or 23.9%, over the same period of the prior year, to $82.3 million from $66.4 million. This increase was primarily attributable to the (i) revenues resulting from the Texas Stations that were acquired on October 1, 1999, (ii) revenues resulting from The Goshen News that was acquired on March 1, 1999 and (iii) increased revenues from existing broadcasting and publishing operations.

         Broadcasting revenues increased $13.1 million, or 29.5%, over the same period of the prior year, to $57.4 million from $44.3 million. The Texas Acquisitions accounted for an increase of $11.5 million. Political advertising revenue was $1.3 million for the six months ended June 30, 2000, compared to $189,000 for the same period of the prior year. Broadcasting revenues, excluding the results of the Texas Acquisitions, increased $1.6 million, or 3.6%, over the same period of the prior year, to $45.9 million from $44.3 million. This increase was due primarily to increases in political advertising revenue of $940,000, national revenues of $769,000, production and other revenues of $606,000 offset, in part, by decreased local revenues of $577,000. On a pro forma basis, assuming the Texas Acquisitions had been effective on January 1, 1999, broadcasting revenues for the Texas Stations for the six months ended June 30, 2000 increased $140,000, or 1.2%, to $11.5 million from $11.3 million, when compared to the same period of the prior year.

         Publishing revenues increased $2.8 million, or 15.9%, over the same period of the prior year, to $20.3 million from $17.6 million. Revenues from the Company's publishing operations, excluding The Goshen News, increased $1.8 million, or 11.7%, over the same period of the prior year, to $17.4 million from $15.6 million. The primary components of the $1.8 million increase in revenues were increases in retail advertising, classified advertising and circulation revenues of $854,000, $559,000 and $353,000, respectively. The Goshen News which was acquired on March 1, 1999 provided revenues of $2.9 million for the six months ended June 30, 2000 compared to $2.0 million for the six months ended June 30, 1999. On a pro forma basis, assuming that The Goshen Acquisition had been completed on January 1, 1999, revenue for The Goshen News increased $288,000, or 10.9%, to $2.9 million from $2.7 million, as compared to the same period of the prior year.

         Paging revenues were consistent at $4.6 million for the six months ended June 30, 2000 compared to the same period of the prior year. The Company had approximately 90,000 pagers and 87,000 pagers in service at June 30, 2000 and 1999, respectively.

         Operating expenses. Operating expenses for the six months ended June 30, 2000 increased $13.3 million, or 23.5%, over the same period of the prior year, to $69.7 million from $56.4 million, due primarily to increased broadcasting expenses, publishing expenses and depreciation and amortization expense.

         Broadcasting expenses for the six months ended June 30, 2000 increased $7.0 million, or 26.1%, over the same period of the prior year, to $33.6 million from $26.7 million. The acquisition of the Texas Stations accounted for an increase of $5.9 million. Broadcasting expenses, excluding the results of the Texas Stations, increased $1.1 million, or 4.0%, over the same period of the prior year, to $27.7 million from $26.7 million. The increase was due primarily to increased employee compensation expense. On a pro forma basis, assuming the acquisition of the Texas Stations had been effective on January 1, 1999, broadcasting expenses for the Texas Stations for the six months ended June 30, 2000 decreased $736,000, or 11.0%, to $5.9 million from $6.6 million.

         Publishing expenses for the six months ended June 30, 2000 increased $1.9 million, or 13.7%, from the same period of the prior year, to $15.6 million from $13.7 million. Expenses from the Company's publishing operations, excluding The Goshen News, increased $1.3 million, or 10.3%, over the same period of the prior year, to $13.6 million from $12.3 million. The $1.3 million increase was due primarily to payroll and transportation costs associated with increased circulation and commencement of a Sunday edition in February, 2000, at one of the Company's daily newspapers. The Goshen News recorded expenses of $2.0 million for the six months ended June 30, 2000. On a pro forma basis, assuming that the Goshen Acquisition had been completed on January 1, 1999, expenses for The Goshen News increased $26,000, or 1.3%, to $2.0 million when compared to the same period of the prior year reflecting in part the commencement of a Sunday edition as of August 1, 1999.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999 (CONTINUED)

         Paging expenses for the six months ended June 30, 2000 decreased $219,000, or 6.8%, over the same period of the prior year, to $3.0 million from $3.2 million. The decrease in paging expenses reflects an expense reduction plan instituted by the Company.

         Corporate and administrative expenses for the six months ended June 30, 2000 increased $279,000, or 16.5%, over the same period of the prior year, to $2.0 million from $1.7 million. The increase was due primarily to increased payroll expense and other operating expenses. In addition, the Company incurred approximately $100,000 of non-recurring charges relating to conversion and upgrades of its telecommunications systems.

         Depreciation of property and equipment and amortization of intangible assets was $15.5 million for the six months ended June 30, 2000, as compared to $11.1 million for the same period of the prior year, an increase of $4.4 million, or 39.5%. This increase was primarily the result of higher depreciation and amortization costs related to the acquisition of the Texas Stations and The Goshen News.

         Miscellaneous income. Miscellaneous income for the six months ended June 30, 2000 was $8,000 compared to $456,000 for the six months ended June 30, 1999. The decrease in miscellaneous income of $448,000 was due primarily to lower gains on disposal of property in the current year as compared to that of the prior year.

         Interest expense. Interest expense increased $6.0 million, or 44.0%, to $19.8 million for the six months ended June 30, 2000 from $13.8 million for the six months ended June 30, 1999. This increase was attributable primarily to increased interest rates on the Company's variable interest rate debt and to increased levels of debt resulting from the financing of the acquisition of the Texas Stations and The Goshen News.

         Income tax benefit. Income tax benefit for the six months ended June 30, 2000 and June 30, 1999 was $2.0 million and $684,000, respectively. The increase in the income tax benefit was directly attributable to the increase in net loss before tax in the current period as compared to the same period of the prior year.

      Net loss available to common stockholders. Net loss available to common stockholders of the Company for the six months ended June 30, 2000 and June 30, 1999 was $5.7 million and $3.1 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's working capital was $10.6 million and $10.3 million at June 30, 2000 and December 31, 1999, respectively. The Company's cash provided from operations was $8.3 million and $6.5 million for the six months ended June 30, 2000 and June 30, 1999, respectively.

      The Company's cash used in investing activities was $6.3 million and $22.7 million for the six months ended June 30, 2000 and June 30, 1999, respectively. The decreased usage of $16.4 million from 1999 to 2000 was primarily due to the acquisition of The Goshen News in 1999 and no similar transactions occurring in the current period.

      The Company's financing activities used $2.3 million for the six months ended June 30, 2000 while providing $19.5 million for the six months ended June 30, 1999. The increase in cash used in financing activities resulted primarily from increased payments on long-term debt in the current period as compared to borrowings on long-term debt to fund the acquisition of The Goshen News in 1999.

      During the six months ended June 30, 2000, the Company issued 14,175 shares of its Class A Common Stock and 69,814 shares of its Class B Common Stock from treasury to fulfill obligations under its employee benefit plan and certain employment agreements. The Company also purchased 11,361 shares of its Class B Common Stock for $142,584 during the six months ended June 30, 2000.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

      Pursuant to the Company's 1992 Long Term Incentive Plan, the Company's Board of Directors authorized the issuance of options to acquire 818,500 shares of the Company's Class B Common Stock. On May 25, 2000, these options were granted to approximately 370 employees of the Company. These options will fully vest on the second anniversary of the grant date and will expire on the fifth anniversary of the grant date. The option exercise price is $10.125 per share.

      The Company regularly enters into program contracts for the right to broadcast television programs produced by others and program commitments for the right to broadcast programs in the future. Such programming commitments are generally made to replace expiring or canceled program rights. Payments under such contracts are made in cash or the concession of advertising spots for the program provider to resell, or a combination of the two. During the six months ended June 30, 2000, the Company paid $2.9 million for such program broadcast rights.

      The Company and its subsidiaries file a consolidated federal income tax return and such state or local tax returns as are required. As of June 30, 2000, the Company anticipates that it will generate taxable operating losses for the foreseeable future.

      At June 30, 2000, the balance outstanding and the balance available under the Company's bank loan agreement were $220.0 million and $72.5 million, respectively, and the effective interest rate on the balance outstanding was 9.7%.

      On March 31, 2000, the Company's Board of Directors authorized payment of a $1.0 million fee to Bull Run Corporation, a principal shareholder of the Company, for services rendered in connection with the Company's option to purchase Bull Run's equity investment in Sarkes Tarzian. Effective as of March 1, 2000, the fee was and continues to be payable in equal monthly installments of $50,000. As of June 30, 2000, the unpaid portion of this fee was $750,000 and was included in the Company's accounts payable balance.

      Management believes that current cash balances, cash flows from operations and the borrowings under its bank loan agreement will be adequate to provide for the Company's capital expenditures, debt service, cash dividends and working capital requirements for the foreseeable future.

      Management does not believe that inflation in past years has had a significant impact on the Company's results of operations nor is inflation expected to have a significant effect upon the Company's business in the near future.

CAUTIONARY STATEMENTS FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT

      This quarterly report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the words "believes," "expects," "anticipates," "estimates" and similar words and expressions are generally intended to identify forward-looking statements. Statements that describe the Company's future strategic plans, goals or objectives are also forward-looking statements. Readers of this report are cautioned that any forward-looking statements, including those regarding the intent, belief or current expectations of the Company or management, are not guarantees of future performance, results or events and involve risks and uncertainties, and that actual results and events may differ materially from those in the forward-looking statements as a result of various factors including, but not limited to, (i) general economic conditions in the markets in which the Company operates, (ii) competitive pressures in the markets in which the Company operates, (iii) the effect of future legislation or regulatory changes on the Company's operations and (iv) other factors described from time to time in the Company's filings with the Securities and Exchange Commission. The forward-looking statements included in this report are made only as of the date hereof. The Company undertakes no obligation to update such forward-looking statements to reflect subsequent events or circumstances.

PART II.          OTHER INFORMATION

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  The following matters were voted upon at the 2000 Annual Meeting of Shareholders of the Company, on May 25, 2000, and votes were cast as indicated.

         1.)      Election of Directors:

                         Nominee                    For             Withheld Authority
                  -----------------------        ----------         ------------------
                  Richard L. Boger               66,689,988                360,097
                  Hilton H. Howell, Jr.          66,684,358                365,727
                  William E. Mayher, III         66,688,858                361,227
                  Zell Miller                    66,689,988                360,097
                  Howell W. Newton               66,679,858                370,227
                  Hugh Norton                    66,689,988                360,097
                  Robert S. Prather, Jr.         64,422,318              2,627,767
                  Harriett J. Robinson           66,686,226                363,859
                  J. Mack Robinson               64,414,387              2,635,698

         2.) To confirm the appointment of Ernst & Young LLP as independent auditors of the Company for the year ending December 31, 2000.

                           For                 Against               Abstain
                       ----------              -------               --------
                       66,797,106               6,478                 246,501

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  27 - Financial Data Schedule

         (b)      Reports on Form 8-K

                  None

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 GRAY COMMUNICATIONS SYSTEMS, INC.
                                          (Registrant)




Date: August 1, 2000          By:  /s/ James C. Ryan
      --------------              ------------------------------------------
                                               James C. Ryan,
                                  Vice President and Chief Financial Officer