Form 10-Q
period 2000-09-30
GRAY COMMUNICATIONS SYSTEMS INC /GA/
filed 2000-11-03
CIK 43196

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(MARK ONE)
    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000.

                                       OR
    [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM            TO           .
                               ----------    ----------

COMMISSION FILE NUMBER 1-13796

                        GRAY COMMUNICATIONS SYSTEMS, INC.
        -----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  GEORGIA                               58-0285030
 -----------------------------------------  ----------------------------------
      (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)              Identification Number)

                 4370 PEACHTREE ROAD, NE, ATLANTA, GEORGIA 30319
            --------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip code)

                                 (404) 504-9828
            --------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
            --------------------------------------------------------
                     (Former name, former address and former
                   fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

 CLASS A COMMON STOCK, (NO PAR VALUE)     CLASS B COMMON STOCK, (NO PAR VALUE)
---------------------------------------  ---------------------------------------
6,848,467 SHARES AS OF OCTOBER 31, 2000  8,672,881 SHARES AS OF OCTOBER 31, 2000

INDEX

                        GRAY COMMUNICATIONS SYSTEMS, INC.

PART I.          FINANCIAL INFORMATION                                                         PAGE
-------          ---------------------                                                         ----

Item 1.          Financial Statements

                 Condensed consolidated balance sheets - September 30, 2000 (Unaudited)          3
                 and December 31, 1999

                 Condensed consolidated statements of operations (Unaudited) -                   5
                 Three months ended September 30, 2000 and 1999
                 Nine months ended September 30, 2000 and 1999

                 Condensed consolidated statement of stockholders' equity (Unaudited) -          6
                 Nine months ended September 30, 2000

                 Condensed consolidated statements of cash flows (Unaudited) -                   7
                 Nine months ended September 30, 2000 and 1999

                 Notes to condensed consolidated financial statements (Unaudited) -              8
                 September 30, 2000

Item 2.          Management's Discussion and Analysis of Financial Condition                    10
                 and Results of Operations

PART II.         OTHER INFORMATION

Item 6.          Exhibits and Reports on Form 8-K                                               17

SIGNATURES

PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        GRAY COMMUNICATIONS SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                           SEPTEMBER 30,       DECEMBER 31,
                                                                                2000               1999
                                                                           --------------     --------------
                                                                             (UNAUDITED)
CURRENT ASSETS:
   Cash and cash equivalents                                               $    1,730,439     $    1,787,446
   Trade accounts receivable, less allowance for doubtful accounts
     of $843,000 and $1,008,000, respectively                                  26,133,753         30,338,425
   Recoverable income taxes                                                     1,760,025          2,053,025
   Inventories                                                                  1,683,478          1,051,960
   Current portion of program broadcast rights                                  5,019,765          3,538,441
   Other current assets                                                           938,499            803,410
                                                                           --------------     --------------
Total current assets                                                           37,265,959         39,572,707

PROPERTY AND EQUIPMENT:
   Land                                                                         4,985,121          4,385,286
   Buildings and improvements                                                  16,725,955         16,675,110
   Equipment                                                                  105,860,601         98,760,379
                                                                           --------------     --------------
                                                                              127,571,677        119,820,775
   Allowance for depreciation                                                 (51,793,717)       (39,443,291)
                                                                           --------------     --------------
                                                                               75,777,960         80,377,484

OTHER ASSETS:
   Deferred loan costs                                                          8,588,544          9,656,586
   Goodwill and other intangibles, net:
     Licenses and network affiliation agreements                              439,223,512        448,346,122
     Goodwill                                                                  74,475,573         76,218,410
     Consulting and noncompete agreements                                       1,503,501          1,869,368
   Other                                                                        3,673,767          2,115,847
                                                                           --------------     --------------
                                                                              527,464,897        538,206,333
                                                                           --------------     --------------

                                                                           $  640,508,816     $  658,156,524
                                                                           ==============     ==============

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        GRAY COMMUNICATIONS SYSTEMS, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                                                 SEPTEMBER 30,      DECEMBER 31,
                                                                                     2000               1999
                                                                                --------------     --------------
                                                                                  (UNAUDITED)

CURRENT LIABILITIES:
   Trade accounts payable (includes $600,000 and $0 payable
     to Bull Run Corporation, respectively)                                     $    1,931,267     $    4,275,411
   Employee compensation and benefits                                                4,660,828          5,163,973
   Accrued expenses                                                                  2,219,884          3,161,581
   Accrued interest                                                                  9,678,224          9,233,909
   Current portion of program broadcast obligations                                  4,923,659          3,870,893
   Deferred revenue                                                                  3,199,442          3,212,814
   Current portion of long-term debt                                                   300,000            316,000
                                                                                --------------     --------------
Total current liabilities                                                           26,913,304         29,234,581

LONG-TERM DEBT                                                                     372,653,313        381,385,942

OTHER LONG-TERM LIABILITIES:
   Program broadcast obligations, less current portion                                 327,382            428,867
   Supplemental employee benefits                                                      776,736            921,832
   Deferred income taxes                                                            72,567,829         75,389,829
   Other deferred liabilities                                                        3,643,087                -0-
   Other acquisition related liabilities                                             2,406,477          2,607,492
                                                                                --------------     --------------
                                                                                    79,721,511         79,348,020
Commitments and contingencies

STOCKHOLDERS' EQUITY:
   Serial Preferred Stock, no par value; authorized 20,000,000 shares;
     issued and outstanding 1,361 and 1,350 shares, respectively
     ($13,605,788 and $13,500,000 aggregate liquidation value,
     respectively)                                                                  13,605,788         13,500,000
   Class A Common Stock, no par value; authorized 15,000,000
     shares; issued 7,961,574 shares, respectively                                  10,683,709         10,683,709
   Class B Common Stock, no par value; authorized 15,000,000
     shares; issued 8,708,820 shares, respectively                                 116,452,872        116,379,482
   Retained earnings                                                                29,216,991         37,373,183
                                                                                --------------     --------------
                                                                                   169,959,360        177,936,374
   Treasury Stock at cost, Class A Common Stock, 1,113,107 and
     1,127,282 shares, respectively                                                 (8,338,718)        (8,546,285)
   Treasury Stock at cost, Class B Common Stock, 35,939 and
     110,365 shares, respectively                                                     (399,954)        (1,202,108)
                                                                                --------------     --------------
                                                                                   161,220,688        168,187,981
                                                                                --------------     --------------

                                                                                $  640,508,816     $  658,156,524
                                                                                ==============     ==============

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        GRAY COMMUNICATIONS SYSTEMS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                              THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                         SEPTEMBER 30,
                                                       ---------------------------------     ---------------------------------

                                                            2000               1999               2000               1999
                                                       --------------     --------------     --------------     --------------

OPERATING REVENUES
    Broadcasting (net of agency commissions)           $   29,186,753     $   21,553,777     $   86,546,809     $   65,859,769
    Publishing                                             10,173,210          9,686,360         30,517,918         27,244,021
    Paging                                                  2,249,816          2,289,759          6,840,919          6,847,345
                                                       --------------     --------------     --------------     --------------
                                                           41,609,779         33,529,896        123,905,646         99,951,135
EXPENSES
    Broadcasting                                           15,606,731         13,846,243         49,232,691         40,519,290
    Publishing                                              7,588,094          7,260,176         23,181,053         20,970,246
    Paging                                                  1,359,861          1,567,138          4,379,269          4,805,266
    Corporate and administrative                              675,752            869,655          2,641,498          2,556,805
    Depreciation and amortization                           7,816,932          5,697,081         23,326,633         16,816,445
                                                       --------------     --------------     --------------     --------------
                                                           33,047,370         29,240,293        102,761,144         85,668,052
                                                       --------------     --------------     --------------     --------------
                                                            8,562,409          4,289,603         21,144,502         14,283,083
Miscellaneous income, net                                     154,950            103,914            162,649            560,275
                                                       --------------     --------------     --------------     --------------
                                                            8,717,359          4,393,517         21,307,151         14,843,358
Interest expense                                           10,068,302          7,115,829         29,909,000         20,890,500
                                                       --------------     --------------     --------------     --------------
    LOSS BEFORE INCOME TAXES                               (1,350,943)        (2,722,312)        (8,601,849)        (6,047,142)
Income tax benefit                                           (217,000)          (754,585)        (2,249,000)        (1,438,585)
                                                       --------------     --------------     --------------     --------------
    NET LOSS                                               (1,133,943)        (1,967,727)        (6,352,849)        (4,608,557)
Preferred dividends                                           253,288            252,498            758,288            757,500
                                                       --------------     --------------     --------------     --------------
    NET LOSS AVAILABLE TO COMMON STOCKHOLDERS          $   (1,387,231)    $   (2,220,225)    $   (7,111,137)    $   (5,366,057)
                                                       ==============     ==============     ==============     ==============

AVERAGE OUTSTANDING COMMON SHARES:
    Basic and diluted                                      15,510,756         11,978,583         15,487,273         11,966,642
                                                       ==============     ==============     ==============     ==============

LOSS PER SHARE AVAILABLE TO COMMON STOCKHOLDERS:
    Basic and diluted                                  $        (0.09)    $        (0.19)    $        (0.46)    $        (0.45)
                                                       ==============     ==============     ==============     ==============

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        GRAY COMMUNICATIONS SYSTEMS, INC.
      CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

                                       PREFERRED                 CLASS A                   CLASS B
                                         STOCK                 COMMON STOCK              COMMON STOCK
                                 ----------------------  ------------------------  ------------------------    RETAINED
                                 SHARES       AMOUNT       SHARES       AMOUNT       SHARES       AMOUNT       EARNINGS
                                 ------    ------------  ----------  ------------  ----------  ------------  ------------

Balance at December 31, 1999     1,350     $ 13,500,000   7,961,574  $ 10,683,709   8,708,820  $116,379,482  $ 37,373,183

Net loss for the
  nine months ended
  September 30, 2000                                                                                           (6,352,849)

Common stock dividends ($.06
  per share)                                                                                                     (929,345)

Preferred stock dividends                                                                                        (758,288)

Issuance of treasury stock:
  401(k) plan                                                                                        19,343       (34,143)
  Non-qualified stock plan                                                                           54,047       (81,567)

Purchase of Class B
  common stock

Issuance of preferred stock         11          105,788
                                 -----     ------------  ----------  ------------  ----------  ------------  ------------

Balance at September 30, 2000    1,361     $ 13,605,788   7,961,574  $ 10,683,709   8,708,820  $116,452,872  $ 29,216,991
                                 =====     ============  ==========  ============  ==========  ============  ============

                                         CLASS A                   CLASS B
                                      TREASURY STOCK            TREASURY STOCK
                                 ------------------------  ------------------------
                                   SHARES       AMOUNT       SHARES       AMOUNT        TOTAL
                                 ----------  ------------  ----------  ------------  ------------

Balance at December 31, 1999     (1,127,282) $ (8,546,285)   (110,365) $(1,202,108)  $168,187,981

Net loss for the
  nine months ended
  September 30, 2000                                                                   (6,352,849)

Common stock dividends ($.09
  per share)                                                                             (929,345)

Preferred stock dividends                                                                (758,288)

Issuance of treasury stock:
  401(k) plan                                                  48,287       536,285       521,485
  Non-qualified stock plan           14,175       207,567      37,500       408,453       588,500

Purchase of Class B
  common stock                                                (11,361)     (142,584)     (142,584)

Issuance of preferred stock                                                               105,788
                                 ----------  ------------  ----------  ------------  ------------

Balance at September 30, 2000    (1,113,107) $ (8,338,718)    (35,939) $   (399,954) $161,220,688
                                 ==========  ============  ==========  ============  ============

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                       GRAY COMMUNICATIONS SYSTEMS, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                                                                 ---------------------------------
                                                                                      2000                1999
                                                                                 -------------       -------------
OPERATING ACTIVITIES
Net loss                                                                         $ (6,352,849)       $ (4,608,557)
Adjustments to reconcile net loss to net cash provided by operating activities:
     Depreciation                                                                  12,588,792           8,768,827
     Amortization of intangible assets                                             10,737,841           8,047,618
     Amortization of deferred loan costs                                            1,151,558             871,471
     Amortization of program broadcast rights                                       3,956,662           3,643,787
     Payments for program broadcast rights                                         (4,241,589)         (3,622,283)
     Supplemental employee benefits                                                  (145,096)           (113,730)
     Common stock contributed to 401(k) Plan                                          521,485             459,598
     Deferred income taxes                                                         (2,822,000)         (2,018,001)
     (Gain) loss on disposal of assets                                                 92,995            (363,430)
     Changes in operating assets and liabilities:
         Receivables, inventories and other current assets                          4,018,749           1,451,921
         Accounts payable and other current liabilities                            (2,699,041)          2,194,421
                                                                                 ------------        ------------
             NET CASH PROVIDED BY OPERATING ACTIVITIES                             16,807,507          14,711,642

INVESTING ACTIVITIES
     Purchase of newspaper business                                                       -0-         (16,512,231)
     Purchases of property and equipment                                           (4,509,074)         (6,418,041)
     Investment and deferred acquisition costs                                     (1,474,093)         (2,752,310)
     Payments on purchase liabilities                                                (490,361)           (786,840)
     Proceeds from asset sales                                                         69,896           1,646,503
     Other                                                                            (30,308)           (707,073)
                                                                                 ------------        ------------
                     NET CASH USED IN INVESTING ACTIVITIES                         (6,433,940)        (25,529,992)

FINANCING ACTIVITIES
     Dividends paid                                                                (1,581,845)         (1,743,889)
     Proceeds from sale of treasury stock - common                                    126,000                 -0-
     Purchase of treasury stock - common                                             (142,584)           (257,004)
     Proceeds from borrowings of long-term debt                                    22,700,000          36,200,000
     Payments on long-term debt                                                   (31,448,629)        (21,052,092)
     Deferred loan costs                                                              (83,516)           (345,375)
                                                                                 ------------        ------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                               (10,430,574)         12,801,640
                                                                                 ------------        ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      (57,007)          1,983,290
     Cash and cash equivalents at beginning of period                               1,787,446           1,886,723
                                                                                 ------------        ------------
           CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $  1,730,439        $  3,870,013
                                                                                 ============        ============

  SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        GRAY COMMUNICATIONS SYSTEMS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A-BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of Gray Communications Systems, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month and three-month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

NOTE B--LONG-TERM DEBT

         At September 30, 2000, the balance outstanding and the balance available under the Company's bank loan agreement were $212.5 million and $72.5 million, respectively, and the interest rate on the balance outstanding was 9.6%.

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

                                                    THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                      SEPTEMBER 30,                       SEPTEMBER 30,
                                               ---------------------------         --------------------------
                                                 2000               1999             2000              1999
                                               --------          ---------         --------          --------
                                                                       (IN THOUSANDS)
Operating revenues:
   Broadcasting                                $ 29,187          $ 21,554          $  86,547         $ 65,860
   Publishing                                    10,173             9,686             30,518           27,244
   Paging                                         2,250             2,290              6,841            6,847
                                               --------          --------          ---------         --------
                                               $ 41,610          $ 33,530          $ 123,906         $ 99,951
                                               ========          ========          =========         ========

Operating income:
   Broadcasting                                $  6,524          $  2,551           $ 15,569          $ 9,939
   Publishing                                     1,795             1,555              4,816            3,878
   Paging                                           243               184                760              467
                                               --------          --------          ---------         --------
Total operating income                            8,562             4,290             21,145           14,284
Miscellaneous income, net                           155               104                162              560
Interest expense                                 10,068             7,116             29,909           20,891
                                               --------          --------          ---------         --------
Loss before income taxes                       $ (1,351)         $ (2,722)         $  (8,602)        $ (6,047)
                                               ========          ========          =========         ========


         Operating income is total operating revenues less operating expenses, excluding miscellaneous income and expense (net) and interest. Corporate and administrative expenses are allocated to operating income based on net segment revenues.

                        GRAY COMMUNICATIONS SYSTEMS, INC.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

NOTE C--INFORMATION ON BUSINESS SEGMENTS (CONTINUED)

                                                    THREE MONTHS ENDED              NINE MONTHS ENDED
                                                       SEPTEMBER 30,                  SEPTEMBER 30,
                                                 ------------------------       ------------------------
                                                   2000            1999            2000           1999
                                                 --------       ---------       ---------       --------
                                                                       (IN THOUSANDS)
Media Cash Flow:
  Broadcasting                                   $ 13,687       $   7,835       $  37,406       $ 25,716
  Publishing                                        2,617           2,443           7,437          6,344
  Paging                                              897             728           2,484          2,064
                                                 --------       ---------       ---------       --------
                                                 $ 17,201       $  11,006       $  47,327       $ 34,124
                                                 ========       =========       =========       ========

Media Cash Flow reconciliation:
  Operating income                               $  8,562       $   4,290       $  21,145       $ 14,284
  Add:
    Amortization of program broadcast
      rights                                        1,336           1,243           3,957          3,644
    Depreciation and amortization                   7,817           5,697          23,327         16,816
    Corporate overhead                                676             870           2,641          2,557
    Non-cash compensation and
      contributions to the Company's
      401(k) plan, paid in common stock               154              98             499            445
  Less:
    Payments for program broadcast
      obligations                                  (1,344)         (1,192)         (4,242)        (3,622)
                                                 --------       ---------       ---------       --------
  Media Cash Flow                                $ 17,201       $  11,006       $  47,327       $ 34,124
                                                 ========       =========       =========       ========

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

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

Broadcasting, Publishing and Paging Revenues

         Set forth below are the principal types of broadcasting, publishing and paging revenues earned by the Company's broadcasting, publishing and paging operations for the periods indicated and the percentage contribution of each to the Company's total revenues:

                                                      THREE MONTHS ENDED SEPTEMBER 30,
                                             --------------------------------------------------
                                                      2000                      1999
                                             ------------------------  ------------------------
                                                           PERCENT OF               PERCENT OF
                                               AMOUNT        TOTAL       AMOUNT       TOTAL
                                             ---------    -----------  ---------   ------------
                                                            (DOLLARS IN THOUSANDS)
BROADCASTING
NET REVENUES:
   Local                                      $15,844        38.1%      $12,384        36.9%
   National                                     7,336        17.6         6,210        18.5
   Network compensation                         2,083         5.0         1,444         4.3
   Political                                    2,418         5.8            35         0.1
   Production and other                         1,506         3.6         1,481         4.5
                                              -------       -----       -------       -----
                                              $29,187        70.1%      $21,554        64.3%
                                              =======       =====       =======       =====

PUBLISHING
NET REVENUES:
   Retail                                     $ 4,567        11.0%      $ 4,259        12.7%
   Classified                                   3,388         8.1         3,347        10.0
   Circulation                                  1,897         4.6         1,760         5.2
   Other                                          321         0.8           320         1.0
                                              -------       -----       -------       -----
                                              $10,173        24.5%      $ 9,686        28.9%
                                              =======       =====       =======       =====

PAGING
NET REVENUES:
   Paging lease, sales and service            $ 2,250         5.4%      $ 2,290         6.8%
                                              =======       =====       =======       =====

TOTAL                                         $41,610       100.0%      $33,530       100.0%
                                              =======       =====       =======       =====

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (CONTINUED)

Broadcasting, Publishing and Paging Revenues (Continued)

                                                         NINE MONTHS ENDED SEPTEMBER 30,
                                    ----------------------------------------------------------------------
                                                   2000                                   1999
                                    --------------------------------        ------------------------------
                                                         PERCENT OF                             PERCENT OF
                                      AMOUNT                TOTAL             AMOUNT               TOTAL
                                    ---------           ------------        ---------          -----------
                                                            (DOLLARS IN THOUSANDS)
BROADCASTING
NET REVENUES:
  Local                             $ 48,014               38.8%            $  38,286              38.3%
  National                            23,419               18.9                18,630              18.6
  Network compensation                 6,203                5.0                 4,282               4.3
  Political                            3,715                3.0                   224               0.2
  Production and other                 5,196                4.2                 4,438               4.4
                                    --------              -----             ---------             -----
                                    $ 86,547               69.9%            $  65,860              65.8%
                                    ========              =====             =========             =====

PUBLISHING
NET REVENUES:
  Retail                            $ 13,864               11.2%            $  12,243              12.2%
  Classified                           9,942                8.0                 9,090               9.1
  Circulation                          5,734                4.6                 4,998               5.1
  Other                                  978                0.8                   913               0.9
                                    --------              -----             ---------             -----
                                    $ 30,518               24.6%            $  27,244              27.3%
                                    ========              =====             =========             =====
PAGING
NET REVENUES:
  Paging lease, sales and
    service                         $  6,841                5.5%            $   6,847               6.9%
                                    ========              =====             =========             =====

TOTAL                               $123,906              100.0%            $  99,951             100.0%
                                    ========              =====             =========             =====

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

         Revenues. Total revenues for the three months ended September 30, 2000 increased $8.1 million, or 24.1%, over the same period of the prior year, to $41.6 million from $33.5 million. This increase was primarily attributable to the (i) revenues resulting from the Texas Stations that were acquired on October 1, 1999 and (ii) increased revenues from existing broadcasting and publishing operations.

         Broadcasting revenues increased $7.6 million, or 35.4%, over the same period of the prior year, to $29.2 million from $21.6 million. The Texas Acquisitions accounted for an increase of $6.1 million. Political advertising revenue was $2.4 million for the three months ended September 30, 2000, compared to $35,000 for the same period of the prior year. Broadcasting revenues, excluding the results of the Texas Acquisitions, increased $1.5 million, or 7.0%, over the same period of the prior year, to $23.1 million from $21.6 million. This increase was due primarily to increased political advertising revenue of $2.4 million, partially offset by decreased local revenues of $377,000, decreased national revenues of $318,000 and decreased production and other revenues of $71,000.

         Publishing revenues increased $487,000, or 5.0%, over the same period of the prior year, to $10.2 million from $9.7 million. This increase was due primarily to an increase in revenues from retail advertising, classified advertising and circulation revenues of $307,000, $41,000 and $138,000, respectively.

         Paging revenues decreased $40,000, or 1.7%, over the same period of the prior year due primarily to price competition. The Company had approximately 90,000 pagers and 88,000 pagers in service at September 30, 2000 and 1999, respectively.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS (CONTINUED)

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999 (CONTINUED)

         Operating expenses. Operating expenses for the three months ended September 30, 2000 increased $3.8 million, or 13.0%, over the same period of the prior year, to $33.0 million from $29.2 million, due primarily to increased broadcasting expenses and depreciation and amortization expense.

         Broadcasting expenses for the three months ended September 30, 2000 increased $1.8 million, or 12.7%, over the same period of the prior year, to $15.6 million from $13.8 million. The acquisition of the Texas Stations accounted for an increase of $2.9 million. Broadcasting expenses, excluding the results of the Texas Stations, decreased $1.1 million, or 7.9%, to $12.8 million from $13.8 million reflecting, in part, expense reduction programs instituted by the Company during the second and third quarters of 2000.

         Publishing expenses for the three months ended September 30, 2000 increased $328,000, or 4.5%, over the same period of the prior year, to $7.6 million from $7.3 million. This increase in expenses was due primarily to increased newsprint costs.

         Paging expenses for the three months ended September 30, 2000 decreased $207,000, or 13.2%, over the same period of the prior year, to $1.4 million from $1.6 million. The decrease in paging expenses reflects an expense reduction plan instituted by the Company.

         Corporate and administrative expenses for the three months ended September 30, 2000 decreased $195,000, or 22.4%, over the same period of the prior year to $676,000 from $870,000.

         Depreciation of property and equipment and amortization of intangible assets was $7.8 million for the three months ended September 30, 2000, as compared to $5.7 million for the same period of the prior year, an increase of $2.1 million, or 37.2%. This increase was primarily the result of higher depreciation and amortization costs related to the acquisition of the Texas Stations.

         Miscellaneous income. Miscellaneous income for the three months ended September 30, 2000 was $155,000 compared to $104,000 of miscellaneous income for the three months ended September 30, 1999.

         Interest expense. Interest expense increased $3.0 million, or 41.5%, to $10.1 million for the three months ended September 30, 2000 from $7.1 million for the three months ended September 30, 1999. This increase was attributable primarily to increased levels of debt resulting from the financing of the acquisition of the Texas Stations and to increased interest rates on the Company's variable interest rate debt.

         Income tax benefit. Income tax benefit for the three months ended September 30, 2000 and September 30, 1999 was $217,000 and $755,000,
respectively. The decrease in the income tax benefit was directly attributable to the decrease in net loss before tax in the current quarter as compared to the third quarter of the prior year.

         Net loss available to common stockholders. Net loss available to common stockholders of the Company for the three months ended September 30, 2000 and September 30, 1999 was $1.4 million and $2.2 million, respectively.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

         Revenues. Total revenues for the nine months ended September 30, 2000 increased $23.9 million, or 24.0%, over the same period of the prior year, to $123.9 million from $100.0 million. This increase was primarily attributable to the (i) revenues resulting from the Texas Stations that were acquired on October 1, 1999, (ii) revenues resulting from The Goshen News that was acquired on March 1, 1999 and (iii) increased revenues from existing broadcasting and publishing operations.

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS (CONTINUED)

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999 (CONTINUED)

         Broadcasting revenues increased $20.6 million, or 31.4%, over the same period of the prior year, to $86.5 million from $65.9 million. The Texas Acquisitions accounted for an increase of $17.6 million. Political advertising revenue was $3.7 million for the nine months ended September 30, 2000, compared to $224,000 for the same period of the prior year. Broadcasting revenues, excluding the results of the Texas Acquisitions, increased $3.1 million, or 4.7%, over the same period of the prior year, to $69.0 million from $65.9 million. This increase was due primarily to increases in political advertising revenue of $3.3 million, national revenues of $451,000, production and other revenues of $535,000 offset, in part, by decreased local revenues of $954,000 and decreased network compensation of $235,000.

         Publishing revenues increased $3.3 million, or 12.0%, over the same period of the prior year, to $30.5 million from $27.2 million. Revenues from the Company's publishing operations, excluding The Goshen News, increased $2.5 million, or 10.4%, over the same period of the prior year, to $26.2 million from $23.8 million. The primary components of the $2.5 million increase in revenues were increases in retail advertising, classified advertising and circulation revenues of $1.2 million, $688,000 and $508,000, respectively. The Goshen News which was acquired on March 1, 1999 provided revenues of $4.3 million for the nine months ended September 30, 2000 compared to $3.5 million for the nine months ended September 30, 1999.

         Paging revenues were consistent at $6.8 million for the nine months ended September 30, 2000 compared to the same period of the prior year. The Company had approximately 90,000 pagers and 88,000 pagers in service at September 30, 2000 and 1999, respectively.

         Operating expenses. Operating expenses for the nine months ended September 30, 2000 increased $17.1 million, or 20.0%, over the same period of the prior year, to $102.8 million from $85.7 million, due primarily to increased broadcasting expenses, publishing expenses and depreciation and amortization expense.

         Broadcasting expenses for the nine months ended September 30, 2000 increased $8.7 million, or 21.5%, over the same period of the prior year, to $49.2 million from $40.5 million. The acquisition of the Texas Stations accounted for an increase of $8.8 million. Broadcasting expenses, excluding the results of the Texas Stations, were $40.5 million in each of the respective periods reflecting, in part, expense reduction programs instituted by the Company in the second and third quarters of 2000.

         Publishing expenses for the nine months ended September 30, 2000 increased $2.2 million, or 10.5%, from the same period of the prior year, to $23.2 million from $21.0 million. Expenses from the Company's publishing operations, excluding The Goshen News, increased $1.7 million, or 9.4%, over the same period of the prior year, to $20.3 million from $18.6 million. The $1.7 million increase was due primarily to payroll and transportation costs associated with increased circulation and commencement of a Sunday edition in February, 2000, at one of the Company's daily newspapers. It also reflects increases in newsprint costs. The Goshen News recorded expenses of $2.9 million for the nine months ended September 30, 2000.

         Paging expenses for the nine months ended September 30, 2000 decreased $426,000, or 8.9%, over the same period of the prior year, to $4.4 million from $4.8 million. The decrease in paging expenses reflects an expense reduction plan instituted by the Company.

         Corporate and administrative expenses for the nine months ended September 30, 2000 increased $84,000, or 3.3%, over the same period of the prior year, to $2.6 million. The increase was due primarily to increased payroll expense and approximately $100,000 of non-recurring charges relating to conversion and upgrades of its telecommunications systems. These increases were partially offset by decreases in supply expense, insurance expense and other general expenses.

         Depreciation of property and equipment and amortization of intangible assets was $23.3 million for the nine months ended September 30, 2000, as compared to $16.8 million for the same period of the prior year, an increase of $6.5 million, or 38.7%. This increase was primarily the result of higher depreciation and amortization

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS (CONTINUED)

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999 (CONTINUED)

costs related to the acquisition of the Texas Stations and The Goshen News.

         Miscellaneous income. Miscellaneous income for the nine months ended September 30, 2000 was $163,000 compared to $560,000 for the nine months ended September 30, 1999. The decrease in miscellaneous income of $397,000 was due primarily to the gain of $350,000 recognized upon the sale of a portion of the Southwest Georgia Shopper, Inc. in February 1999.

         Interest expense. Interest expense increased $9.0 million, or 43.2%, to $29.9 million for the nine months ended September 30, 2000 from $20.9 million for the nine months ended September 30, 1999. This increase was attributable primarily to increased levels of debt resulting from the financing of the acquisition of the Texas Stations and The Goshen News and to increased interest rates on the Company's variable interest rate debt.

         Income tax benefit. Income tax benefit for the nine months ended September 30, 2000 and September 30, 1999 was $2.2 million and $1.4 million, respectively. The increase in the income tax benefit was directly attributable to the increase in net loss before tax in the current period as compared to the same period of the prior year.

         Net loss available to common stockholders. Net loss available to common stockholders of the Company for the nine months ended September 30, 2000 and September 30, 1999 was $7.1 million and $5.4 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital was $10.4 million and $10.3 million at September 30, 2000 and December 31, 1999, respectively. The Company's cash provided from operations was $16.8 million and $14.7 million for the nine months ended September 30, 2000 and September 30, 1999, respectively.

         The Company's cash used in investing activities was $6.4 million and $25.5 million for the nine months ended September 30, 2000 and September 30, 1999, respectively. The decreased usage of $19.1 million from 1999 to 2000 was primarily due to the acquisition of The Goshen News in 1999 and no similar transactions occurring in the current period.

         The Company's financing activities used $10.4 million for the nine months ended September 30, 2000 while providing $12.8 million for the nine months ended September 30, 1999. The increase in cash used in financing activities resulted primarily from increased payments on long-term debt in the current period as compared to borrowings on long-term debt to fund the acquisition of The Goshen News in 1999.

         During the nine months ended September 30, 2000, the Company issued 14,175 shares of its Class A Common Stock and 85,787 shares of its Class B Common Stock from treasury to fulfill obligations under its employee benefit plan and certain employment agreements. The Company also purchased 11,361 shares of its Class B Common Stock for $142,584 during the nine months ended September 30, 2000.

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

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

During the nine months ended September 30, 2000, the Company paid $4.2 million for such program broadcast rights.

         The Company and its subsidiaries file a consolidated federal income tax return and such state or local tax returns as are required. As of September 30, 2000, the Company anticipates that it will generate taxable operating losses for the foreseeable future.

         At September 30, 2000, the balance outstanding and the balance available under the Company's bank loan agreement were $212.5 million and $72.5 million, respectively, and the effective interest rate on the balance outstanding was 9.6%.

         On March 31, 2000, the Company's Board of Directors authorized payment of a $1.0 million fee to Bull Run Corporation, a principal shareholder of the Company, for services rendered in connection with the Company's option to purchase Bull Run's equity investment in Sarkes Tarzian. Effective as of March 1, 2000, the fee was and continues to be payable in equal monthly installments of $50,000. As of September 30, 2000, the unpaid portion of this fee was $600,000 and was included in the Company's accounts payable balance.

         In the first quarter of this year, the Company initiated digital broadcasting at WRDW-TV, its CBS affiliated station located in Augusta, Georgia. On October 16, 2000, the Company announced that it had selected Harris Corporation to outfit its remaining stations with digital transmission systems, which will facilitate initiation of digital broadcasting across all of the Company's television properties. Approximately $19 million in orders of Harris equipment will include transmitters, transmission lines, antennas, digital encoders and related equipment, which will be phased in over the remainder of 2000, 2001 and early 2002. Additional costs to modify towers and transmitter buildings are currently expected to increase the total project cost to approximately $25 million.

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

                                      GRAY COMMUNICATIONS SYSTEMS, INC.
                                                (Registrant)

Date: November 2, 2000            By:            /s/ James C. Ryan
                                     ------------------------------------------
                                                   James C. Ryan,
                                     Vice President and Chief Financial Officer