Form 10-K
period 2000-12-31
GRAY COMMUNICATIONS SYSTEMS INC /GA/
filed 2001-03-09
CIK 43196

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                  --------------------------------------------
                                    FORM 10-K

[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM           .
                                                             ----------

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 2001: CLASS A AND CLASS B COMMON STOCK; NO PAR VALUE - $190,660,391

         The number of shares outstanding of the registrant's classes of common stock as of March 1, 2001: CLASS A COMMON STOCK; NO PAR VALUE - 6,848,467 SHARES; CLASS B COMMON STOCK, NO PAR VALUE - 8,746,741 SHARES

         DOCUMENTS INCORPORATED BY REFERENCE: The registrant's definitive proxy statement for the annual meeting of shareholders to be filed with the Commission pursuant to Regulation 14A is incorporated by reference into Part III hereof.
===============================================================================

                                     PART 1

ITEM 1.  BUSINESS

         As used herein, unless the context otherwise requires, the "Company" means Gray Communications Systems, Inc. and its subsidiaries. Unless otherwise indicated, the information herein has been adjusted to give effect to a three-for-two stock split of the Company's Class A Common Stock, no par value (the "Class A Common Stock"), and the Company's Class B Common Stock, no par value (the "Class B Common Stock"), effected in the form of a stock dividend declared on the respective class of common stock on August 20, 1998. Unless otherwise indicated, all station rank, in-market share and television household data herein are derived from the Nielsen Station Index, Viewers in Profile, dated November 2000, as prepared by A.C. Nielsen Company ("Nielsen").

GENERAL

         The Company currently owns 13 network-affiliated television stations in 11 medium-size markets in the southeastern ("Southeast"), southwestern ("Southwest") and midwestern ("Midwest") United States. In nine of the 11 markets served by the Company, its stations are ranked first in viewing audience and it has the second ranked station in the two remaining markets. The Company has the leading local news operation in ten of the 11 markets in which it operates while the remaining station is ranked third for news viewers. Ten of the stations are affiliated with the CBS Television Network, a division of CBS, Inc. ("CBS"), and three are affiliated with the NBC Television Network, a division of the National Broadcasting Company, Incorporated ("NBC"). The Company also owns and operates four daily newspapers located in the Southeast and the Midwest and a paging business located in the Southeast.

         In 1993, after the acquisition of a large block of the Class A Common Stock by Bull Run Corporation ("Bull Run"), the Company implemented a strategy to foster growth through strategic acquisitions and certain select divestitures. Bull Run continues to be a principal shareholder of the Company since its investment in 1993. Since January 1, 1994, the Company's significant acquisitions have included 12 television stations, three newspapers, a transportable satellite uplink business and a paging business located in the Southeast, Southwest and Midwest and the divestiture of two stations in the Southeast. As a result of the Company's acquisitions and in support of its growth strategy, the Company has added certain key members of management and has greatly expanded its operations in the television broadcasting and newspaper publishing businesses.

ACQUISITIONS AND DIVESTITURES

Option to Acquire Equity Investment in Sarkes Tarzian, Inc.

         On January 28, 1999, Bull Run acquired 301,119 shares of the outstanding common stock of Sarkes Tarzian, Inc. ("Tarzian") from the Estate of Mary Tarzian (the "Estate") for $10.0 million. The acquired shares (the "Tarzian Shares") represent 33.5% of the total outstanding common stock of Tarzian (both in terms of the number of shares of common stock outstanding and in terms of voting rights), but such investment represents 73% of the equity of Tarzian for purposes of dividends as well as distributions in the event of any liquidation, dissolution or other termination of Tarzian. A single shareholder controls a majority of the voting rights of the Tarzian common stock.

         The Company has an agreement with Bull Run, whereby the Company has the option of acquiring the Tarzian Shares from Bull Run for $10.0 million plus related costs. These related costs include but are not limited to Bull Run's investment charges on the incremental debt used to acquire the investment less the aggregate amount of certain payments the Company has paid Bull Run to extend the option period. The Company has the ability to extend the option period in 30-day increments at a fee of $66,700 per extension and has extended this option period through December 31, 2001. Total fees capitalized relating to this option are $3,452,000 and $742,000 as of December 31, 2000 and 1999, respectively. In connection with the option agreement, the Company granted warrants to Bull Run to purchase up to 100,000 shares of the Company's Class B Common Stock at $13.625 per share. The warrants vest immediately upon the Company's exercise of its option to purchase the Tarzian Shares. The warrants expire 10 years following the date on which the Company exercises its option. The Company cannot control when or if it would receive any cash distributions from Tarzian including dividends or other distributions on capital stock.

         Tarzian owns and operates two television stations and four radio stations: WRCB-TV Channel 3 in Chattanooga, Tennessee, an NBC affiliate; KTVN-TV Channel 2 in Reno, Nevada, a CBS affiliate; WGCL-AM and WTTS-FM in Bloomington, Indiana; and WAJI-FM and WLDE-FM in Fort Wayne, Indiana. The Chattanooga and Reno markets are the 86th and the 109th largest television markets in the United States, respectively, as ranked by Nielsen.

         On February 12, 1999, Tarzian filed a complaint against Bull Run and U.S. Trust Company of Florida Savings Bank as Personal Representative of the Estate in the United States District Court for the Southern District of Indiana. Tarzian claims that it had a binding and enforceable contract to purchase the Tarzian Shares from the Estate prior to Bull Run's purchase of the shares, and requested judgment providing that the contract be enforced. On May 3, 1999, the action was dismissed without prejudice against Bull Run, leaving the Estate as the sole defendant. The litigation between the Estate and Tarzian is ongoing and the Company cannot predict when the final resolution of the litigation will occur.

         Neither Bull Run's investment nor the Company's potential investment is presently attributable under the ownership rules of the Federal Communications Commission (the "FCC"). If the Company successfully exercises the option agreement, the Company plans to fund the acquisition through its $300.0 million senior bank loan agreement (the "Senior Credit Facility").

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

         With the Texas Acquisitions the Company added the following television stations to its broadcast segment: KWTX-TV, the CBS affiliate located in Waco, Texas; KBTX-TV, the CBS affiliate located in Bryan, Texas, each serving the Waco-Temple-Bryan, Texas television market and KXII-TV, the CBS affiliate serving Sherman, Texas and Ada, Oklahoma. Under FCC regulations, KBTX-TV is operated as a satellite station of KWTX-TV. The stations are collectively referred to herein as the "Texas Stations."

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

Busse - WALB Transactions

         On July 31, 1998, the Company completed the purchase of all of the outstanding capital stock of Busse Broadcasting Corporation ("Busse"). The purchase price was approximately $126.6 million, less the accreted value of Busse's 11 5/8 % Senior Secured Notes due 2000 (the "Busse Senior Notes"). The purchase price of the capital stock consisted of the contractual purchase price of $112.0 million, associated transaction costs of $3.9 million, acquisition costs associated with the Busse Senior Notes of $5.1 million and Busse's cash and cash equivalents of $5.6 million. Immediately following the acquisition of Busse, the Company exercised its right to satisfy and discharge the Busse Senior Notes, effectively prefunding the Busse Senior Notes at the October 15, 1998 call price of 106, plus accrued interest. The amount necessary to satisfy and discharge the Busse Senior Notes was approximately $69.9 million.

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

         As a result of these transactions, the Company acquired the following television stations: KOLN-TV ("KOLN"), the CBS affiliate serving the Lincoln-Hastings-Kearney, Nebraska market; its satellite station KGIN-TV ("KGIN"), the CBS affiliate serving Grand Island, Nebraska; and WEAU, an NBC affiliate serving the La Crosse-Eau Claire, Wisconsin market. These transactions also satisfied the FCC's requirement for the Company to divest itself of WALB. These transactions are referred to as the "Busse-WALB Transactions."

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

TELEVISION BROADCASTING

The Company's Stations and their Markets

      As used in the tables for each of the Company's stations and in this section (i) "Total Market Revenues" represent gross advertising revenues, excluding barter revenues, for all commercial television stations in the market, as reported in Investing in Television 2000 Market Report, Fourth Edition November 2000 Ratings published by BIA Publications, Inc. (the "BIA Guide"), except for revenues in WYMT-TV's ("WYMT") 18-county trading area which is not separately reported in the BIA Guide; (ii) "in-market share of households viewing television" represents the percentage of the station's audience as a percentage of all viewing by households in the market from 6 a.m. to 2 a.m. Sunday through Saturday, including viewing of non-commercial stations, national cable channels and out-of-market stations broadcast or carried by cable in the market as reported by Nielsen for November 2000; (iii) "station rank in DMA" is based on Nielsen estimates for November 2000 for the period from 6 a.m. to 2 a.m. Sunday through Saturday; (iv)"station news rank in DMA" is based on Nielsen estimates for November 2000, (v) estimates of population, average household income, effective buying income and retail business sales growth projections are as reported in the BIA Guide; and (vi) television households are as reported by Nielsen for November 2000. Designated Market Area is defined herein as "DMA."

                                                                        Station                       Total         In-Market
                                              Commercial    Station      News                         Market         Share of
                                     DMA      Stations in   Rank in     Rank in    Television      Revenues in      Households
 Station           Market          Rank(1)       DMA(2)       DMA         DMA     Households(3)    DMA for 2000     Viewing TV
 -------       -------------       --------   -----------   -------     -------   -------------    ------------     ----------
                                                                                                  (in thousands)
WVLT           Knoxville, TN            63         6            2(4)        3        462,000         $77,700           23%
WKYT           Lexington, KY            66         6            1           1        424,000          61,500           35
WYMT(5)        Hazard, KY               66        N/A           1           1        170,000           5,500           28
KWTX/          Waco - Temple -
  KBTX (6)     Bryan, TX                94         6            1           1        287,000          29,600           40
KOLN/          Lincoln-Hastings
  KGIN (7)     -Kearney, NE            101         5            1           1        258,000          29,400           47
WITN           Greenville-
               New
               Bern-Washington,        106         6            2           1        242,000          33,800           31
               NC
WCTV           Tallahassee, FL-
               Thomasville, GA         110         5            1           1        232,000          26,200           57
WRDW           Augusta, GA             113         6            1(4)        1        230,000          34,500           34
WEAU           La Crosse-
               Eau Claire, WI          126         5            1           1        192,000          25,800           37
WJHG           Panama City, FL         158         4            1           1        124,000          12,700           46
KXII           Sherman, TX -
               Ada, OK                 161         2            1           1        114,000           8,500           72

(1) Ranking of DMA served by a station among all DMAs is measured by the number of television households based within the DMA in the November 2000 Nielsen estimates.

(2) Includes independent broadcasting stations and excludes satellite stations such as KBTX and KGIN.

(3) Based upon the approximate number of television households in the DMA as reported by Nielsen for November 2000.

(4)      Tied in market ranking.

(5) The market area served by WYMT is an 18-county trading area, as defined by Nielsen, and is included in the Lexington, Kentucky DMA. WYMT's station rank is based upon its ratings position in the 18-county trading area.

(6) KBTX is a VHF station located in Bryan, Texas and is operated primarily as a satellite station of KWTX, which is located in Waco, Texas.

(7) KGIN is a VHF station located in Grand Island, Nebraska and is operated primarily as a satellite station of KOLN, which is located in Lincoln, Nebraska.

         The percentage of the Company's total revenues contributed by the Company's television broadcasting segment was approximately 70.5%, 67.4% and 70.6% for the years ended December 31, 2000, 1999 and 1998, respectively.

         In the following description of each of the Company's stations, information set forth below concerning estimates of population, Total Market Revenues, average household income, projected effective buying income and projected retail business sales growth has been derived from the BIA Guide. Estimates of television households are as reported by Nielsen for November 2000.

WVLT, the CBS affiliate in Knoxville, Tennessee

         WVLT, acquired by the Company in September 1996, began operations in 1988. Knoxville, Tennessee is the 63rd DMA in the United States, with approximately 462,000 television households and a total population of approximately 1.2 million. Total Market Revenues in the Knoxville DMA in 2000 were approximately $77.7 million. According to the BIA Guide, the average household income in the Knoxville DMA in 1998 was $37,914, with effective buying income projected to grow at an annual rate of 5.5% through 2003. Retail business sales growth in the Knoxville DMA is projected by the BIA Guide to average 5.8% annually during the same period. The Knoxville DMA has six licensed commercial television stations, four of which are affiliated with major networks. The Knoxville DMA also has two public broadcasting stations.

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

WKYT, the CBS affiliate in Lexington, Kentucky

         WKYT, acquired by the Company in September 1994, began operations in 1957. Lexington, Kentucky is the 66th largest DMA in the United States, with approximately 424,000 television households and a total population of approximately 1.1 million. Total Market Revenues in the Lexington DMA in 2000 were approximately $61.5 million. According to the BIA Guide, the average household income in the Lexington DMA in 1998 was $36,209, with effective buying income projected to grow at an annual rate of 5.2% through 2003. Retail business sales growth in the Lexington DMA is projected by the BIA Guide to average 5.2% annually during the same period. The Lexington DMA has six licensed commercial television stations, including WYMT, WKYT's sister station, five of which are affiliated with major networks. The Lexington DMA also has one public television station.

         Market Description. The Lexington DMA consists of 39 counties in central and eastern Kentucky. The Lexington area is a regional hub for shopping, business, healthcare, education, and cultural activities and has a comprehensive transportation network and low commercial utility rates. Major employers in the Lexington area include Toyota Motor Corp., Lexmark International, Inc., Verizon Communications Inc., Square D Company, Ashland, Inc., the University of Kentucky and International Business Machines Corporation. Eight hospitals and numerous medical clinics are located in Lexington, reinforcing Lexington's position as a regional medical center. The University of Kentucky's main campus with approximately 25,000 students is also located in Lexington.

WYMT, the CBS affiliate in Hazard, Kentucky

         WYMT, acquired by the Company in September 1994, began operations in 1985. WYMT has carved out a niche trading area comprising 18 counties in eastern and southeastern Kentucky. This trading area is a separate marketing area of the Lexington, Kentucky DMA with approximately 170,000 television households and a total population of approximately 425,000. WYMT is the only commercial television station in this 18-county trading area. Total Market Revenues in the 18-county trading area for the year ended December 31, 2000, were approximately $5.5 million. WYMT is the sister station of WKYT and shares many resources and simulcasts some local programming with WKYT.

         Market Description. The mountain region of eastern and southeastern Kentucky where Hazard is located is on the outer edges of four separate markets:
Bristol-Kingsport-Johnson City, Charleston-Huntington, Knoxville and Lexington. Prior to 1985, mountain residents relied primarily on satellite dishes and cable television carrying distant signals for their television entertainment and news. Established in 1985, WYMT is the only local broadcast station received in its 18-county trading area and is primarily delivered by 91 separate area cable systems. The trading area's economy is primarily centered around coal and related industries, such as natural gas and oil.

KWTX and KBTX, the CBS affiliates in Waco-Temple-Bryan, Texas

         KWTX and KBTX, acquired by the Company in October 1999, began operations in 1955 and 1957, respectively. KWTX is a full power VHF television station located in Waco, Texas. KBTX is a full power VHF television station located in Bryan, Texas and, under FCC rules, is operated primarily as a satellite station to KWTX in order to serve the entire broadcast market. Waco-Temple-Bryan, Texas is the 94th largest DMA in the United States, with approximately 287,000 television households and a total population of approximately 817,000. Total Market Revenues in the Waco-Temple-Bryan DMA in 2000 were approximately $29.6 million. According to the BIA Guide, the average household income in the Waco-Temple-Bryan DMA in 1998 was $37,557, with effective buying income projected to grow at an annual rate of 5.2% through 2003. Retail business sales growth in the Waco-Temple-Bryan DMA is projected by the BIA Guide to average 4.8% annually during the same period. The Waco-Temple-Bryan DMA has six licensed commercial television stations (excluding
KBTX), five of which are affiliated with major networks. The Waco-Temple-Bryan DMA also has three public television stations.

         Market Description. The Waco-Temple-Bryan DMA consists of 14 counties covering a large portion of central Texas and the Brazos Valley. The cities of Waco, Temple, Killeen, Bryan and College Station are the primary economic centers of the region. College Station, Texas is the home of Texas A&M University with approximately 45,000 students and Baylor University is located in Waco, Texas with approximately 13,000 students. The Waco-Temple-Bryan economy centers on education, medical services and U.S. military installations. Leading employers in the area include: Texas A&M University, Raytheon, Baylor University, St. Joseph's Regional Medical Center, Killeen ISD, Scott and White Hospital and the U.S. Army base at Fort Hood Texas.

KOLN\KGIN, the CBS affiliates in Lincoln-Hastings-Kearney, Nebraska

         KOLN and KGIN, acquired by the Company in July 1998, began operations in 1953 and 1961, respectively. KOLN is a full power VHF television station located in Lincoln, Nebraska. KGIN is a full power VHF television station located in Grand Island, Nebraska and, under FCC rules, is operated primarily as a satellite station to KOLN in order to serve the western portion of the Lincoln-Hastings-Kearney DMA. Lincoln-Hastings-Kearney, Nebraska is the 101st largest DMA in the United States, with approximately 258,000 television households and a total population of approximately 660,000. Total Market Revenues in the Lincoln-Hastings-Kearney DMA in 2000 were approximately $29.4 million. According to the BIA Guide, the average household income in the Lincoln-Hastings-Kearney DMA in

1998 was $41,787, with effective buying income projected to grow at an annual rate of 4.6% through 2003. Retail business sales growth in the Lincoln-Hastings-Kearney DMA is projected by the BIA Guide to average 5.2% annually during the same period. The Lincoln-Hastings-Kearney DMA has five licensed commercial television stations, all of which are affiliated with major networks. The Lincoln-Hastings-Kearney DMA also has one public television station.

         Market Description. The Lincoln-Hastings-Kearney DMA consists of 50 counties covering a large portion of the western two thirds of Nebraska and the northern tier of Kansas. The city of Lincoln is the primary economic center of the region, the capital of Nebraska and home to the University of Nebraska with approximately 23,000 students. The Lincoln-Hastings-Kearney economy centers around state government, education, medical services and agriculture. Leading employers in the area include: the State of Nebraska, the University of Nebraska, Gallup Inc., the Lincoln Public School System and several area hospitals.

WITN, the NBC affiliate in Greenville-New Bern-Washington, North Carolina

         WITN, acquired by the Company in August 1997, began operations in 1955. Greenville-New Bern-Washington, North Carolina is the 106th largest DMA in the United States, with approximately 242,000 television households and a total population of approximately 687,000. Total Market Revenues in the Greenville-New Bern-Washington DMA in 2000 were approximately $33.8 million. According to the BIA Guide, the average household income in the Greenville-New Bern-Washington DMA in 1998 was $39,018, with effective buying income projected to grow at an annual rate of 5.6% through 2003. Retail business sales growth in the Greenville-New Bern-Washington DMA is projected by the BIA Guide to average 6.1% annually during the same period. The Greenville-New Bern-Washington DMA has six licensed commercial television stations, four of which are affiliated with major networks. The Greenville-New Bern-Washington DMA also has two public television stations.

         Market Description. The Greenville-New Bern-Washington DMA consists of 15 counties in eastern North Carolina. Greenville, North Carolina (located 100 miles east of Raleigh) is the primary economic center of the region and home to East Carolina University with approximately 18,000 students. The Greenville-New Bern-Washington economy centers around education, manufacturing and agriculture. Leading employers in the area include: Pitt County Memorial Hospital, NADEP (Naval Rework Facility), East Carolina University, Catalytica Pharmaceuticals, Inc., PCS Phosphate, Rubber Maid Cleaning Products, Inc. and Weyerhaeuser Co.

WCTV, the CBS affiliate in Tallahassee, Florida-Thomasville, Georgia

         WCTV, acquired by the Company in September 1996, began operations in 1955. Tallahassee, Florida-Thomasville, Georgia is the 110th largest DMA in the United States, with approximately 232,000 television households and a total population of approximately 645,000. Total Market Revenues in the Tallahassee-Thomasville DMA in 2000 were approximately $26.2 million. According to the BIA Guide, the average household income in the Tallahassee, Florida-Thomasville, Georgia DMA in 1998 was $37,489, with effective buying income projected to grow at an annual rate of 5.1% through 2003. Retail business sales growth in the Tallahassee, Florida-Thomasville, Georgia DMA is projected by the BIA Guide to average 5.0% annually during the same period. The Tallahassee-Thomasville DMA has five licensed commercial television stations, four of which are affiliated with major networks. The Tallahassee-Thomasville DMA also has one public television station.

         Market Description. The Tallahassee-Thomasville DMA, consisting of 18 counties in the panhandle of Florida and southwest Georgia, includes Tallahassee, the capital of Florida, and Thomasville, Valdosta and Bainbridge, Georgia. The Tallahassee-Thomasville economy centers around state and local government as well as state and local universities which include Florida State University with approximately 33,000 students, Florida A&M University with approximately 12,000 students, Tallahassee Community College, Thomas College and Valdosta State University. Florida State University and Florida A&M University each have their main campus located within the city of Tallahassee.

WRDW, the CBS affiliate in Augusta, Georgia

         WRDW, acquired by the Company in January 1997, began operations in 1954. Augusta, Georgia is the 113th largest DMA in the United States, with approximately 230,000 television households and a total population of approximately 639,000. Total Market Revenues in the Augusta DMA in 2000 were approximately $34.5 million. According to the BIA Guide, the average household income in the Augusta DMA in 1998 was $35,341, with effective buying income projected to grow at an annual rate of 3.7% through 2003. Retail business sales growth in the Augusta DMA is projected by the BIA Guide to average 3.8% annually during the same period. The Augusta DMA has six licensed commercial television stations, four of which are affiliated with a major network. The Augusta DMA also has two public television stations.

         Market Description. The Augusta DMA consists of 19 counties in eastern Georgia and western South Carolina, including the cities of Augusta, Georgia and North Augusta and Aiken, South Carolina. The Augusta, Georgia area is one of Georgia's major metropolitan/regional centers, with a particular emphasis on health services, manufacturing and the military. The federal government employs military and civilian personnel at the Department of Energy's Savannah River Site, a nuclear processing plant, and Fort Gordon, a U.S. Army military installation. Augusta has eight large hospitals, which collectively employ approximately 20,000 and reinforce Augusta's status as a regional healthcare center. Augusta is also home to the Masters Golf Tournament, which has been broadcast by CBS for 45 years.

WEAU, the NBC affiliate in La Crosse-Eau Claire, Wisconsin

         WEAU, acquired by the Company in July 1998, began operations in 1953. La Crosse-Eau Claire, Wisconsin is the 126th largest DMA in the United States, with approximately 192,000 television households and a total population of approximately 516,000. Total Market Revenues in the La Crosse-Eau Claire, Wisconsin DMA in 2000 were approximately $25.8 million. According to the BIA Guide, the average household income in the La Crosse-Eau Claire, Wisconsin DMA in 1998 was $36,348, with effective buying income projected to grow at an annual rate of 3.8% through 2003. Retail business sales growth in the La Crosse-Eau Claire, Wisconsin DMA is projected by the BIA Guide to average 5.0% annually during the same period. The La Crosse-Eau Claire, Wisconsin DMA has five licensed commercial television stations, four of which are affiliated with major networks. The La Crosse-Eau Claire, Wisconsin DMA also has one public television station.

         Market Description. The La Crosse-Eau Claire, Wisconsin DMA, consists of 11 counties in west central Wisconsin and two counties in eastern Minnesota. The La Crosse and Eau Claire, Wisconsin economy centers around skilled industry, medical services, agriculture, education and retail businesses. The University of Wisconsin maintains a 10,000 student campus in Eau Claire. Leading employers include Hutchinson Technologies, the University of Wisconsin at Eau Claire and several area hospitals.

WJHG, the NBC affiliate in Panama City, Florida

         WJHG, acquired by the Company in 1960, began operations in 1953. Panama City, Florida is the 158th largest DMA in the United States, with approximately 124,000 television households and a total population of approximately 334,000. Total Market Revenues in the Panama City DMA in 2000 were approximately $12.7 million. According to the BIA Guide, the average household income in the Panama City DMA in 1998 was $35,858, with effective buying income projected to grow at an annual rate of

5.9% through 2003. Retail business sales growth in the Panama City DMA is projected by the BIA Guide to average 6.1% annually during the same period. The Panama City DMA has four licensed commercial television stations, three of which are affiliated with major networks. In addition, a station in Dothan, Alabama, an adjacent DMA, provides a CBS signal. The Panama City DMA also has one public television station.

         Market Description. The Panama City DMA consists of nine counties in northwest Florida. The Panama City market stretches north from Florida's Gulf Coast to Alabama's southern border. The Panama City economy centers around tourism, military bases, manufacturing, education and financial services. Panama City is the county seat and principal city of Bay County. Leading employers in the area include: Tyndall Air Force Base, the U.S. Navy Coastal Systems Station, Sallie Mae Servicing Corp., Stone Container Corporation, Arizona Chemical Corporation and Gulf Coast Community College.

KXII, the CBS affiliate in Sherman, Texas - Ada, Oklahoma

         KXII, acquired by the Company in October 1999, began operations in 1956. Sherman, Texas-Ada, Oklahoma is the 161st largest DMA in the United States, with approximately 114,000 television households and a total population of approximately 299,000. Total Market Revenues in the Sherman, Texas-Ada, Oklahoma DMA in 2000 were approximately $8.5 million. According to the BIA Guide, the average household income in the Sherman, Texas-Ada, Oklahoma DMA in 1998 was $33,692, with effective buying income projected to grow at an annual rate of 5.2% through 2003. Retail business sales growth in the Sherman, Texas-Ada, Oklahoma DMA is projected by the BIA Guide to average 4.9% annually during the same period. The Sherman, Texas-Ada, Oklahoma DMA has two licensed commercial television stations, both of which are affiliated with major networks.

         Market Description. The Sherman, Texas-Ada, Oklahoma DMA, consists of one county in north central Texas and 10 counties in south central Oklahoma. The Sherman, Texas-Ada, Oklahoma economy centers around medical services, manufacturing and distribution services. Leading employers include Michelin, MEMC Southwest, Globitech, Raytheon, CIGNA, Johnson & Johnson and Texas Instruments.

Satellite Transmission and Production Services

         The Company's satellite transmission and production services business, Lynqx Communications, operates C-band and Ku-band transportable satellite uplink units and provides production management services. Clients include NBC, CBS, ABC and other broadcast and cable services. Currently Lynqx operates 15 mobile satellite uplink units, which is one of the largest fleets in service in the United States.

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

         Television station revenues are primarily derived from local, regional and national advertising and, to a much lesser extent, from network compensation and revenues from studio and tower space rental and commercial production activities. Advertising rates are based upon a variety of factors, including a program's popularity among the viewers an advertiser wishes to attract, the number of advertisers competing for the available time, the size and demographic makeup of the market served by the station and the availability of alternative advertising media in the market area. Rates are also determined by a station's overall ratings and in-market share, as well as the station's ratings and share among particular demographic groups, which an advertiser may be targeting. Because broadcast stations rely on advertising revenues, they are sensitive to cyclical changes in the economy. The size of advertisers' budgets, which are affected by broad economic trends, affect the broadcast industry in general and the revenues of individual broadcast television stations.

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

         Four major broadcast networks, ABC, NBC, CBS and FOX dominate broadcast television. Additionally, United Paramount Network ("UPN") and Warner Brothers Network ("WB") have been launched as additional television networks. An affiliate of FOX, UPN or WB receives a smaller portion of each day's programming from its network compared to an affiliate of ABC, NBC or CBS.

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

         In contrast to a station affiliated with a network, a fully independent station purchases or produces all of the programming that it broadcasts, resulting in generally higher programming costs. An independent station, however, retains its entire inventory of advertising time and all the revenues obtained therefrom. As a result of the smaller amount of programming provided by its network, an affiliate of FOX, UPN or WB must purchase or produce a greater amount of programming, resulting in generally higher programming costs. These affiliate stations, however, retain a larger portion of the inventory of advertising time and the revenues obtained therefrom compared to stations affiliated with the major networks.

         Cable-originated programming has emerged as a significant competitor for viewers of broadcast television programming, although no single cable, programming network regularly attains audience levels amounting to more than a small fraction of any single major broadcast network. The advertising share of cable networks has increased as a result of the growth in cable penetration (the percentage of television households which are connected to a cable system). Notwithstanding such increases in cable viewership and advertising, over-the-air broadcasting remains the dominant distribution system for mass-market television advertising.

Network Affiliation of the Stations

         Each of the Company's stations is affiliated with a major network pursuant to an affiliation agreement. Each affiliation agreement provides the affiliated station with the right to broadcast all programs transmitted by the network with which the station is affiliated. In return, the network has the right to sell a substantial majority of the advertising time during such broadcasts. In exchange for every hour that a station elects to broadcast network programming, the network pays the station a specific network compensation fee, which varies with the time of day. Typically, prime-time programming generates the highest hourly network compensation payments. Such payments are subject to increase or decrease by the network during the term of an affiliation agreement with provisions for advance notices and right of termination by the station in the event of a reduction in such payments. The NBC affiliation agreement for WJHG expires on January 1, 2002 and NBC has provided notice to the Company of its intent to renegotiate the agreement. The NBC affiliation agreements with WITN and WEAU expire on June 30, 2006 and December 31, 2005, respectively and the WEAU agreement renews automatically every five years unless either party notifies the other of its intention to terminate the agreement. The CBS affiliation agreements expire as follows: (i) WVLT, WKYT, WYMT and WCTV, on December 31, 2004, (ii) WRDW on March 31, 2005 and (iii) KWTX, KBTX, KOLN, KGIN and KXII on December 31, 2005. The CBS affiliation agreements for KWTX, KBTX and KXII were renegotiated during the fourth quarter of 2000 and the agreements were extended through December 31, 2005. For the year ended December 31, 2000, combined network compensation for KWTX, KBTX and KXII was $2.9 million. As a result of these negotiations, network compensation for KWTX, KBTX and KXII will be phased out over the next few years. Although network affiliation agreements have historically been renewed by the Company and the respective networks, the Company can not guarantee that any agreements will be renewed in the future under their current terms.

NEWSPAPER PUBLISHING

         At December 31, 2000, the Company owned and operated five publications comprising four daily newspapers and an advertising shopper, located in the Southeast and Midwest. The percentage of total Company revenues contributed by the newspaper publishing segment was approximately 24.2%, 26.3% and 22.8% for each of the years ended December 31, 2000, 1999 and 1998, respectively.

The Albany Herald

         The Albany Herald Publishing Company, Inc. ("The Albany Herald"), located in Albany, Georgia, publishes The Albany Herald, which is a seven-day-a-week newspaper that serves southwest Georgia. The Albany Herald's circulation approximates 33,000 Sunday subscribers and 30,000 daily. The Albany Herald also produces a weekly advertising shopper and other niche publications.

The Rockdale Citizen and the Gwinnett Daily Post

         The Rockdale Citizen and the Gwinnett Daily Post are newspapers that serve communities in the metro Atlanta area with complete local news, sports and lifestyles coverage together with national stories that directly impact their local communities.

         The Rockdale Citizen/Newton Citizen is published seven days per week with a circulation of approximately 17,000 subscribers. In 2000, the Company began publication of The Newton Citizen for distribution into neighboring Newton County. The Rockdale Citizen is located in Conyers, Georgia, the county seat of Rockdale County, which is 19 miles east of downtown Atlanta. Rockdale County and

Newton County's combined population is estimated to be approximately 131,000. The Sunday edition of the papers commenced in February 2000.

         The Gwinnett Daily Post is published Tuesday through Sunday and has a circulation of approximately 67,000 subscribers. The Gwinnett Daily Post, which was purchased by the Company in January 1995, is located north of Atlanta in Gwinnett County, one of the fastest growing areas in the nation with an estimated population of 699,000. According to Woods and Poole 2000 MSA Profile, Gwinnett County's population is projected to grow by 25% between 1999 and 2004. Since the purchase of the Gwinnett Daily Post, the frequency of publication has increased from three to six days per week.

The Goshen News

         The Company acquired The Goshen News on March 1, 1999. It is an 18,000 circulation newspaper published Monday through Sunday and serves Goshen, Indiana and surrounding areas. The Goshen News also produces a weekly advertising shopper. Since the Company acquired The Goshen News, it has added a Sunday edition and converted the Saturday edition to morning delivery.

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

PAGERS AND PAGING SERVICES

The Paging Business

         The paging business, acquired by the Company in September 1996, is based in Tallahassee, Florida and operates in Columbus, Macon, Albany, Thomasville, and Valdosta, Georgia, in Dothan, Alabama, in Tallahassee, Gainesville, Orlando and Panama City, Florida and in certain contiguous areas. In 2000, the Company's paging operations had approximately 90,000 units in service compared to approximately 88,000 units in service in 1999. The percentage of total Company revenues contributed by the paging segment was approximately 5.3%, 6.3% and 6.6% for the years ended December 31, 2000, 1999 and 1998, respectively.

         The Company's paging system operates by connecting a telephone call placed to a local telephone number with a local paging switch. The paging switch processes a caller's information and sends the information to a link transmitter which relays the processed information to paging transmitters, which in turn alert an individual pager by means of a coded radio signal. This process provides service to a "local coverage area." To enhance coverage further to its customer base, all of the Company's local coverage areas are interconnected or networked, providing for "wide area coverage" or "network coverage." A pager's coverage area is programmable and can be customized to include or exclude any particular paging switch and its respective geographic coverage area, thereby allowing the Company's paging customers a choice of coverage areas. In addition, the Company is able to network with other paging companies which share the Company's paging frequencies in other markets, by means of an industry standard network paging protocol, in order to increase the geographic coverage area in which the Company's customers can receive paging service. During 1999, the Company introduced services which allow its paging customers to receive electronic mail on their pagers. In addition, the Company expanded its capability so that individuals may send text messages via the Internet to the Company's paging customers by accessing the paging businesses web page.

         A subscriber to the Company's paging services either owns a pager, thereby paying solely for the use of the Company's paging services, or leases a pager, thereby paying a periodic charge for both the pager and the paging services. Of the Company's pagers currently in service, approximately 70% are customer owned and maintained ("COAM") with the remainder being leased. In recent years, prices for pagers have fallen considerably, and thus there has been a trend toward subscriber ownership of pagers, allowing the Company to maintain lower inventory and fixed asset levels. COAM customers historically stay on service longer, thus enhancing the stability of the subscriber base and earnings. The Company is focusing its marketing efforts on increasing its base of COAM users.

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

         Audience. Stations compete for audience based on program popularity, which has a direct effect on advertising rates. A substantial portion of the daily programming on each of the Company's stations is supplied by the network affiliate. During those periods, the stations are totally dependent upon the performance of the network programs to attract viewers. There can be no assurance that such programming will achieve or maintain satisfactory viewership levels in the future. Non-network time periods are programmed by the station with a combination of self-produced news, public affairs and other entertainment programming, including news and syndicated programs purchased for cash, cash and barter, or barter only.

         In addition, the development of methods of television transmission of video programming other than over-the-air broadcasting, and in particular, cable television, has significantly altered competition for audience in the television industry. These other transmission methods can increase competition for a broadcasting station by bringing into its market distant broadcasting signals not otherwise available to the station's audience and also by serving as a distribution system for non-broadcast programming. Historically, cable operators have not sought to compete with broadcast stations for a share of the local news audience. Recently, however, certain cable operators do compete for such audiences and the increased competition could have an adverse effect on the Company's advertising revenues.

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

Paging Industry

         The paging industry is highly competitive. Companies in the industry compete on the basis of price, coverage area offered to subscribers, available services offered in addition to basic numeric or tone paging, transmission quality, system reliability and customer service. The Company competes by maintaining competitive pricing of its product and service offerings, by providing quality, reliable transmission networks and by furnishing subscribers a superior level of customer service.

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

         License Grant and Renewal. Television broadcasting licenses generally are granted or renewed for a period of eight years but may be renewed for a shorter period upon a finding by the FCC that the "public interest, convenience, and necessity" would be served thereby. The broadcast licenses for each station are effective through the following dates: WVLT - August 1, 2005; WKYT - August 1, 2005; WYMT- August 1, 2005; KOLN and KGIN - June 1, 2006; WITN - December 1, 2004; WRDW - April 1, 2005; WCTV - April 1, 2005; WEAU - December 1, 2005, WJHG
- February 1, 2005, KBTX and KWTX - August 1, 2006, and KXII - August 1, 2006. The Telecommunications Act requires a broadcast license to be renewed if the FCC finds that: (i) the station has served the public interest, convenience and necessity; (ii) there have been no serious violations of either the Telecommunications Act or the FCC's rules and regulations by the licensee; and
(iii) there have been no other violations, which taken together would constitute a pattern of abuse. At the time an application is made for renewal of a television license, parties in interest may file petitions to deny, and such parties, including members of the public, may comment upon the service the station has provided during the preceding license term and urge denial of the application. If the FCC finds that the licensee has failed to meet the above-mentioned requirements, it could deny the renewal application or grant a conditional approval, including renewal for a lesser term. The FCC will not consider competing applications contemporaneously with a renewal application. Only after denying a renewal application can the FCC accept and consider competing applications for the license. Although in substantially all cases broadcast licenses are renewed by the FCC even when petitions to deny or competing applications are filed against broadcast license renewal applications, there can be no assurance that the Company's stations' licenses will be renewed. The Company is not aware of any facts or circumstances that could prevent the renewal of the licenses for its stations at the end of their respective license terms.

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

On a national basis, the rules preclude any individual or entity from having an attributable interest in co-owned television stations whose aggregate audience reach exceeds 35% of all United States households. Owners of television stations that have an attributable interest in another TV station in the same Nielsen Designated Market Area ("DMA"), or that operate a satellite station in the same market, do not have to include those additional same-market outlets in calculating its 35% aggregate television audience reach cap. A station owner with an attributable interest in a station in a separate market (including time-brokered local marketing agreements ("LMAs") and satellite stations) must count that additional audience as part of its national aggregate audience.

         On a local basis, the FCC recently revised its local market television ownership rules, permitting station owners to realize the efficiencies of certain types of common ownership. The FCC currently allows the common ownership of two television stations without regard to broadcast signal contour overlap if the stations are in separate DMAs. The FCC continues to allow common ownership of two stations in the same DMA if their Grade B contours do not overlap. Entities are permitted to own two television stations with the same DMA if eight full-power independently owned television stations (commercial and noncommercial) will remain post-merger, and one of the co-owned stations is not among the top four-ranked stations in the market based on audience share. The common ownership of two television stations in the same market with an overlapping contour is permitted where the same-market licensee is the only reasonably available buyer and the station purchased is a "failed station" (either off the air for at least four months prior to the waiver application or involved in involuntary bankruptcy or insolvency proceedings) or a "failing" station (having a low audience share and financially struggling during the previous several years). A waiver of the FCC's ownership restrictions is possible if the applicants for waiver can show that the combination will result in the construction of a previously unbuilt station.

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

         Under the FCC's ownership rules, a direct or indirect purchaser of certain types of securities of the Company could violate FCC regulations if that purchaser owned or acquired an "attributable" or "meaningful" interest in other media properties in the same areas as stations owned by the Company or in a manner otherwise prohibited by the FCC. All officers and directors of a licensee, as well as general partners, uninsulated limited partners and stockholders who own 5% or more of the voting power of the outstanding common stock of a licensee (either directly or indirectly), generally will be deemed to have an "attributable" interest in the licensee. Certain institutional investors, which exert no control or influence over a licensee, may own up to 20% of the voting power of the outstanding common stock before attribution occurs.

         The FCC has recently revised its broadcast ownership attribution rules. The attribution rules define what constitutes a "cognizable interest" for purposes of applying the ownership rules. The FCC's new attribution rule includes a new "equity/debt plus" attribution rule that functions in addition to the current attribution rules. Under the new rule, a holder of a financial interest, whether equity or debt or both of 33% of licensee's total assets will have an attributable interest in that licensee if it is either a major program supplier to that licensee (supplying more than 15% of a station's total weekly broadcast programming hours) or if it is a same media market entity (including broadcasters, cable operators and newspapers). All stock, including common and preferred, voting and nonvoting stock, will be counted toward the 33% threshold. Time brokerage of another television station in the same market (including
LMAs), for more than 15% of the brokered station's broadcast hours per week will result in the attribution of the time brokerage arrangement. Except for LMAs, any interest acquired on or after November 7, 1996, is subject to the FCC's revised ownership and attribution rules. To the best of the Company's knowledge, no officer, director or 5% stockholder of the Company currently holds an attributable interest in another television station, radio station, cable television system or daily newspaper that is inconsistent with the FCC's ownership rules and policies or with ownership by the Company of its stations.

         Alien Ownership Restrictions. The Communications Act restricts the ability of foreign entities or individuals to own or hold interests in broadcast licenses. Foreign governments, representatives of foreign governments, non-citizens, representatives of non-citizens, and corporations or partnerships organized under the laws of a foreign nation are barred from holding broadcast licenses. Non-citizens, collectively, may directly or indirectly own or vote up to 20% of the capital stock of a licensee. In addition, a broadcast license may not be granted to or held by any corporation that is controlled, directly or indirectly, by any other corporation more than one-fourth of whose capital stock is owned or voted by non-citizens or their representatives or by foreign governments or their representatives, or by non-U.S. corporations if the FCC finds that the public interest will be served by the refusal or revocation of such license. The Company has been advised that the FCC staff has interpreted this provision of the Communications Act to require an affirmative public interest finding before a broadcast license may be granted to or held by any such corporation and the FCC has made such an affirmative finding only in limited circumstances. The Company, which serves as a holding company for wholly-owned subsidiaries that are licensees for its stations, therefore may be restricted from having more than one-fourth of its stock owned or voted directly or indirectly by non-citizens, foreign governments, representatives of non-citizens or foreign governments, or foreign corporations.

         Recent Developments. Congress has recently enacted legislation and the FCC currently has under consideration or is implementing new regulations and policies regarding a wide variety of matters that could affect, directly or indirectly, the operation and ownership of the Company's broadcast properties. In addition to the proposed changes noted above, such matters include, for example, the license renewal process (particularly the weight to be given to the expectancy of renewal for an incumbent broadcast licensee and the criteria to be applied in deciding contested renewal applications), spectrum use fees, political advertising rates, potential advertising restrictions on the advertising of certain products (such as hard liquor), the rules and policies to be applied in enforcing the FCC's equal employment opportunity regulations, cable carriage of digital television signals, viewing of distant network signals by direct broadcast satellite services, and the standards to govern evaluation of television programming directed toward children and violent and indecent programming (including the possible requirement of what is commonly referred to as the "v-chip," which permits parents to program television sets so that certain programming would not be accessible by children). Other matters that could affect the Company's broadcast properties include technological innovations and developments generally affecting competition in the mass communications industry, such as the recent initiation of direct broadcast satellite service, and the continued establishment of wireless cable systems and low power television stations.

         In response to a recent decision of the U. S. Court of Appeals, the FCC has suspended its requirement that licensees widely disseminate information about job openings to all segments of the community to ensure that all qualified applicants, including minorities and women, have sufficient opportunities to compete for jobs in the broadcast industry. It is unknown whether the FCC will reverse these rules at a future date.

         Distribution of Video Services by Telephone Companies. Recent actions by the FCC, Congress and the courts all presage significant future involvement in the provision of video services by telephone companies. The Company cannot predict either the timing or the extent of such involvement or its effect on the Company.

         The 1992 Cable Act. On October 5, 1992, Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"). The FCC implemented the requirements of the 1992 Cable Act. Certain statutory provisions, such as signal carriage, retransmission consent and equal employment opportunity requirements, have a direct effect on television broadcasting. Other provisions are focused exclusively on the regulation of cable television but can still be expected to have an indirect effect on the Company because of the competition between over-the-air television stations and cable systems.

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

         Digital Television Service. In December 1996, the FCC formally approved technical standards for digital advanced television ("DTV"). DTV is a flexible system that will permit broadcasters to utilize a single digital channel in various ways, including providing one channel of high-definition television programming with greatly enhanced image and sound quality or several channels of lower-definition television programming ("multicasting"), and is capable of accommodating subscription video and data services. Broadcasters may offer a combination of services, so long as they transmit at least one stream of free video programming on the DTV channel. The FCC has assigned to each existing full power television station (including each station owned by the Company) a second channel to implement DTV while present television operations are continued on that station's existing analog channel. Although in some cases a station's DTV channel may only permit operation over a smaller geographic service area than that available using its existing channel, the FCC's stated goal in assigning channels was to provide stations with DTV service areas that will replicate their existing service areas. Recently, the FCC required all stations broadcasting digital signals to replicate their analog service areas by December 31, 2004, or lose interference protection in the areas not replicated. The FCC's DTV rules also permit stations to request new channel assignments and other modifications to their assigned DTV facilities, allowing them to expand their DTV service areas if certain interference criteria are met. Under FCC rules and the Balanced Budget Act of 1997, station owners may be required to surrender one channel in 2006 and thereafter provide service solely in the DTV format. Generally, under current FCC rules each of the Company's stations must construct DTV facilities and commence operations by May 2002. The Company completed its DTV implementation at WRDW, its Augusta, Georgia station, in early 2000. As of February 21, 2001, the Company has commenced such DTV construction at KWTX and WEAU, its Waco, Texas and Eau Claire, Wisconsin stations, respectively. The Company currently intends to complete the necessary DTV construction at all of its stations by the FCC deadline.

         In November 1998, the FCC issued a decision to implement the requirement of the Telecommunications Act that it charge broadcasters a fee for offering subscription services on the DTV channel. The FCC decision was to impose a fee of 5% of the gross revenues generated by such services. The FCC also is considering whether and how to extend cable systems' obligations for mandatory carriage of broadcast stations' DTV channels. Finally, the FCC is considering additional public interest obligations on broadcasters' digital operations. The FCC has asked for comment on four general categories of issues:
(1) the application of television stations' public interest obligations to the new flexibility and capabilities of digital television, such as multiple channel transmission; (2) how television stations could best serve their communities in terms of providing their viewers information on their public interest activities, and using digital technology to provide emergency information in new ways; (3) how DTV broadcasters could increase access to television programming by people with disabilities, and further the longstanding legislative and regulatory goals of diversity; and (4) whether broadcasters could enhance the quality of political discourse through uses of the airwaves for political issues and debate.

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

         License Grant and Renewal. The FCC paging and SMR licenses granted to the Company are for varying terms of up to 10 years, at the end of which renewal applications must be approved by the FCC. The Company holds various FCC radio licenses which are used in connection with its paging and SMR operations. The SMR license expiration dates for these licenses are staggered with only a portion of the licenses expiring in any particular calendar year. Paging licenses will expire during calendar year 2009.

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

         Pursuant to Congressional mandate, the FCC has adopted rules regarding the award of license authorizations by competitive bidding. Pursuant to those rules, the FCC may award licenses for new or existing services by auction, as done with the 800 MHz and 900 MHz SMR bands. The FCC began awarding geographic area and paging licenses by auction in February 2000. There can be no assurance that the Company will be able to procure additional spectrum, or expand its existing paging and SMR networks into new service areas.

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

EMPLOYEES

         As of March 1, 2001, the Company had 1,284 full-time employees, of which 863 were employees of the Company's television stations, 349 were employees of the Company's publications, 57 were employees of the Company's paging operations and 15 were corporate and administrative personnel. None of the Company's employees are represented by unions. The Company believes that its relations with its employees are satisfactory.

ITEM 2. PROPERTIES

         The Company's principal executive offices are located at 4370 Peachtree Road, NE, Atlanta, Georgia, 30319.

         The types of properties required to support television stations include offices, studios, transmitter sites and antenna sites. A station's studios are generally housed with its offices in business districts. The transmitter sites and antenna are generally located in elevated areas to provide optimal signal strength and coverage. The types of properties required to support newspaper publishing include offices, facilities for printing presses and production and storage. Paging properties include leased retail, office and tower space.

         The following table sets forth certain information regarding the Company's significant properties.

TELEVISION BROADCASTING

        Station/                                  Owned or                            Expiration of Lease
   Property Location              Use              Leased       Approximate Size
   -----------------              ---             --------      ----------------      -------------------

WVLT
    Knoxville, TN      Office and studio          Owned       18,000 sq. ft.                   --
                                                              building

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

    Hazard, KY         Transmitter building and
                       improvements               Owned       1,248 sq. ft. building           --

KWTX
    Waco, TX           Office and studio          Owned       34,000 sq. ft.                   --
                                                              building on 4 acres

    Moody, TX          Transmission tower site    Owned       27.9 acres                       --

KBTX
    Bryan, TX          Office and studio          Owned       7,000 sq. ft. building           --
                                                              on 23.4 acres

    Grimes County, TX  Transmission tower site    Owned       1,300 sq. ft. building
                                                  Leased      on 560 acres                 March 2023

        Station/                                         Owned or                              Expiration of
   Property Location                   Use               Leased       Approximate Size             Lease
   -----------------                   ---               --------     ----------------         -------------

    Calvert, TX              Transmission tower site     Owned      80 sq. ft. building              __
                                                                    and 96 sq. ft.
                                                                    building on 3.1 acres

    Falls County, TX         Transmission tower site     Owned      128 sq. ft. building            ___
                                                                    on 2 acres

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

WRDW
    North Augusta, SC        Office and studio           Owned      17,000 sq. ft. building          --

                             Transmission tower site     Owned      143 acres                        --

WEAU
    Eau Claire, WI           Office and studio           Owned      16,116 sq. ft. of                --
                                                                    buildings on 2 acres

    Township of Fairchild,   Transmitter building &    Owned with   2,304 sq. ft. building           --
     WI                      Transmission tower site    easement    on 6 acres

          Station/                                            Owned or                              Expiration of
     Property Location                    Use                  Leased        Approximate Size            Lease
     -----------------                    ---                 --------       ----------------       -------------
WJHG
    Panama City, FL          Office and studio                 Owned      14,000 sq. ft.                   --
                                                                          building on 4 acres

    Youngstown, FL           Transmission tower site           Owned      17 acres                         --

KXII
    Sherman, TX              Office and studio                 Owned      12,813 sq. ft.                   --
                                                                          building on 3 acres

    Madill, OK               Transmission tower site           Owned      1,200 sq. ft. building           --
                                                                          on 97 acres

    Ardmore,OK               Studio and offices                Owned      3,000 sq. ft. building           --
                                                                          on 1.5 acres

    Paris, TX                Translator tower site             Owned      65 sq. ft. building on           --
                                                                          4.1 acres

Lynqx Communications
    Baton Rouge, LA          Office and repair site            Leased     3,400 sq. ft.                Jan. 2003

    Tallahassee, FL          Office                            Owned      1,000 sq. ft.                    --

PUBLISHING

       Newspaper/                                        Owned or                         Expiration of
   Property Location                    Use               Leased     Approximate Size         Lease
   -----------------                    ---              --------    ----------------     -------------

The Albany Herald
    Publishing Company,
    Inc.,
    Albany, GA               Offices and production         Owned      83,000 sq. ft.            --
                             facility for The Albany                   building
                             Herald

Post Citizen Media, Inc.
    Conyers, GA              Offices for The Rockdale       Owned      20,000 sq. ft.
                             Citizen/The Newton Citizen                building

         Newspaper/                                         Owned or                           Expiration of Lease
     Property Location                   Use                 Leased       Approximate Size
     -----------------                   ---                --------      ----------------     -------------------

Post Citizen Media, Inc.
(Continued)
    Conyers, GA             Offices and production           Leased    20,000 sq. ft.                May 2002
                            facility for The Rockdale                  building
                            Citizen/The Newton Citizen
                            and the Gwinnett Daily  Post

    Lawrenceville, GA       Offices for the Gwinnett         Leased    11,000 sq. ft.              Month to Month
                            Daily Post                                 building

    Goshen, IN              Offices and production           Owned     21,000 sq. ft.                   --
                            facility for The Goshen News               building on 0.6 acres

PAGING

                                                  Owned or                            Expiration of
     Property Location              Use            Leased     Approximate Size            Lease
     -----------------              ---           --------    ----------------        -------------

Albany, GA                     Sales Office        Leased       1,500 sq. ft.            Apr. 2001

Columbus, GA                   Sales Office        Leased       2,200 sq. ft.            Dec. 2002
    Lumpkin Road               Sales Office        Leased       2,800 sq. ft.            May 2002

Dothan, AL                     Sales Office        Leased       800 sq. ft.              Feb. 2002

Macon, GA                      Sales Office        Leased       1,260 sq. ft.            Nov. 2001

Tallahassee, FL                Sales Office        Leased       1,800 sq. ft.            Aug. 2002

Tallahassee, FL           Gen. and Admin. Office   Leased       2,400 sq. ft.            Mar. 2002

Thomasville, GA                Sales Office        Leased       300 sq. ft.              June 2002

Valdosta, GA                   Sales Office        Leased       800 sq. ft.           Month to Month

Panama City, FL                Sales Office        Leased       1,050 sq. ft.         Month to Month

Gainesville, FL                Sales Office        Leased       1,100 sq. ft.         Month to Month

Orlando, FL                    Sales Office        Leased       2,000 sq. ft.            Apr. 2001

         The paging operations also lease space on various towers in Florida, Georgia and Alabama. These tower lease terms range from month-to-month to expiration dates through 2005.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

         Set forth below is certain information with respect to the executive officers of the Company as of February 28, 2001:

         J. MACK ROBINSON, age 77, has been the Company's President and Chief Executive Officer since 1996. Mr. Robinson has served as Chairman of the Board of Bull Run Corporation, a principal stockholder of the Company, since 1994, Chairman of the Board and President of Delta Life Insurance Company and Delta Fire and Casualty Insurance Company since 1958, President of Atlantic American Corporation, an insurance holding company, from 1988 until 1995 and Chairman of the Board of Atlantic American Corporation since 1974. He serves as a director of the following companies: Bankers Fidelity Life Insurance Company, American Independent Life Insurance Company, Georgia Casualty & Surety Company, American Southern Insurance Company and American Safety Insurance Company. He is director emeritus of Wachovia Corporation. He is the Chairman of the Executive Committee and a member of the Management Personnel Committee of the Company's Board of Directors. Mr. Robinson is the husband of Harriett J. Robinson and the father-in-law of Hilton H. Howell, Jr.

         ROBERT S. PRATHER, JR., age 56, has been Executive Vice President-Acquisitions of the Company since 1996. He has served as President and Chief Executive Officer and a director of Bull Run Corporation, a principal stockholder of the Company, since 1992. He serves as a director of Rawlings Sporting Goods Company, Inc. and The Morgan Group, Inc. He is a member of the Executive Committee and Management Personnel Committee of the Company's Board of Directors.

         HILTON H. HOWELL, JR., age 39, has been the Company's Executive Vice President since September 2000. He has served as President and Chief Executive Officer of Atlantic American Corporation, an insurance holding company, since 1995 and Executive Vice President from 1992 to 1995. He has been Executive Vice President and General Counsel of Delta Life Insurance Company and Delta Fire and Casualty Insurance Company since 1991, and Vice Chairman of Bankers Fidelity Life Insurance Company and Georgia Casualty & Surety Company since 1992. He has been a director, Vice President and Secretary of Bull Run Corporation, a principal stockholder of the Company, since 1994. Mr. Howell also serves as a director of the following companies: Atlantic American Corporation, Bankers Fidelity Life Insurance Company, Delta Life Insurance Company, Delta Fire and Casualty Insurance Company, Georgia Casualty & Surety Company, American Southern Insurance Company, American Safety Insurance Company, Association Casualty Insurance Company and Association Risk Management General Agency. He is the son-in-law of J. Mack Robinson and Harriett J. Robinson.

         ROBERT A. BEIZER, age 61, has served as Vice President for Law and Development and Secretary of the Company since 1996. From June 1994 to February 1996 he was of counsel to Venable, Baetjer, Howard & Civiletti, a law firm, in its regulatory and legislative practice group. From 1990 to 1994, Mr. Beizer was a partner in the law firm of Sidley & Austin and was head of their communications practice group in Washington, D.C. He is a past president of the Federal Communications Bar Association and has served as a member of the ABA House of Delegates.

         JAMES C. RYAN, age 40, has served as the Company's Vice President and Chief Financial Officer since October 1998. He was the Chief Financial Officer of Busse Broadcasting Corporation from 1987 until its acquisition by the Company in 1998.

         THOMAS J. STULTZ, age 49, has served as Vice President of the Company and President of the Company's Publishing Division since 1996. Prior to joining the Company, he served as Vice President of Multimedia Newspaper Company, a division of Multimedia, Inc. from 1988 to 1995, having responsibility for developing and coordinating Multimedia's newspaper marketing initiatives and directly supervising several Multimedia daily and non-daily publications.

         RAY M. DEAVER, age 60, has served as the Company's Regional Vice President-Texas since October 1999. He was the President and General Manager of KWTX Broadcasting Company and President of Brazos Broadcasting Company from November 1997 until their acquisition by the Company in October 1999. Since prior to 1995, he was Vice President of KWTX Broadcasting Company and Brazos Broadcasting Company. He has approximately 39 years of experience in the broadcast industry. Mr. Deaver is currently the Chairman of the CBS Television Network Affiliates Advisory Board.

         FRANK J. JONAS, age 54, has served as the Company's Regional Vice President-Midwest since June 2000. He was the President and General Manager of KOLN/KGIN-TV, Lincoln and Grand Island, Nebraska, since 1985. The Company acquired KOLN/KGIN-TV in 1998. Mr. Jonas has approximately 28 years of experience in the broadcast industry.

         WAYNE M. MARTIN, age 54, has served as the Company's Regional Vice President-Television since 1998. In 1998, he was also appointed President of WVLT-TV, the Company's subsidiary in Knoxville, Tennessee. Since 1993, Mr. Martin has served as President of Gray Kentucky Television, Inc., a subsidiary of the Company, which operates WKYT-TV, in Lexington, Kentucky and WYMT-TV, in Hazard, Kentucky. Mr. Martin has approximately 15 years of experience in the broadcast industry.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Since June 30, 1995, the Company's Class A Common Stock, no par value, (the "Class A Common Stock') has been listed and traded on The New York Stock Exchange (the "NYSE") under the symbol "GCS." Since September 24, 1996, the date of its initial issuance, the Company's Class B Common Stock, no par value, (the "Class B Common Stock") has also been listed and traded on the NYSE under the symbol "GCS.B." The following table sets forth the high and low sale prices of the Class A Common Stock and Class B Common Stock as well as the cash dividend declared for the periods indicated. The high and low sales prices of the Class A Common Stock and the Class B Common Stock are as reported by the NYSE.

                              CLASS A COMMON STOCK                 CLASS B COMMON STOCK
                        --------------------------------     -------------------------------
                                                  CASH                                CASH
                                               DIVIDENDS                           DIVIDENDS
                                                DECLARED                            DECLARED
                          HIGH        LOW      PER SHARE      HIGH        LOW      PER SHARE
                        --------    --------    --------    --------    --------   ---------

2000
    First Quarter       $  18.13    $  11.75    $   0.02    $  13.69    $  10.75    $   0.02
    Second Quarter         12.38        9.75        0.02       11.75        9.50        0.02
    Third Quarter          11.50        9.94        0.02       11.13        9.50        0.02
    Fourth Quarter         16.25       11.00        0.02       15.50       10.38        0.02

1999
    First Quarter       $  19.38    $  16.63    $   0.02    $  14.81    $  13.13    $   0.02
    Second Quarter         20.00       15.13        0.02       14.13       12.25        0.02
    Third Quarter          20.13       16.69        0.02       15.38       13.25        0.02
    Fourth Quarter         18.75       16.94        0.02       14.75       11.63        0.02

         As of March 1, 2001, the Company had 6,848,467 outstanding shares of Class A Common Stock held by approximately 673 stockholders and 8,746,741 outstanding shares of Class B Common Stock held by approximately 754 stockholders. The number of stockholders includes stockholders of record and individual participants in security position listings as furnished to the Company pursuant to Rule 17Ad-8 under the Exchange Act.

         The Company has paid a dividend on its Class A Common Stock since 1967 and its Class B Common Stock since its initial offering in 1996. In 1996, the Company amended its Articles of Incorporation to provide that each share of Class A Common Stock is entitled to 10 votes and each share of Class B Common Stock is entitled to one vote. The Articles of Incorporation, as amended, require that the Class A Common Stock and the Class B Common Stock receive dividends on a pari passu basis. There can be no assurance of the Company's ability to continue to pay any dividends on either class of Common Stock.

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

ITEM 6. SELECTED FINANCIAL DATA

         Set forth below is certain selected historical consolidated financial data of the Company. This information should be read in conjunction with the Company's audited consolidated financial statements and related notes thereto appearing elsewhere herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                             YEAR ENDED DECEMBER 31,
                                                      ------------------------------------------------------------------
                                                         2000        1999(1)        1998(2)       1997(3)      1996(4)
                                                      ----------    ----------    ----------    ----------    ----------
                                                                     (IN THOUSANDS EXCEPT PER SHARE DATA)

STATEMENTS OF OPERATIONS DATA
Revenues                                              $  171,213    $  143,953    $  128,890    $  103,548    $   79,305
Operating income(5)                                       31,098        22,060        24,927        20,730        16,079
Net income (loss)
    before extraordinary charge                           (6,212)       (6,315)       41,659        (1,402)        5,678
Net income (loss) before extraordinary
    charge available to common stockholders               (7,224)       (7,325)       40,342        (2,812)        5,302
Net income (loss) before extraordinary
    charge available to common stockholders
    per common share(6):
          Basic                                            (0.47)        (0.57)         3.38         (0.24)         0.65
          Diluted                                          (0.47)        (0.57)         3.25         (0.24)         0.62
Cash dividends per common share(6)                    $     0.08    $     0.08    $     0.06    $     0.05    $     0.05

BALANCE SHEET DATA (AT END OF PERIOD):
Total assets                                          $  636,772    $  658,157    $  468,974    $  345,051    $  298,664
Long-term debt (including current portion)               374,887       381,702       270,655       227,076       173,368
Total stockholders' equity                            $  155,961    $  168,188    $  126,703    $   92,295    $   95,226

(1) Reflects the operating results of the Texas Acquisitions, completed October 1, 1999 and the Goshen Acquisition, completed on March 1, 1999, as of their respective acquisition dates. See Note B to the Company's audited consolidated financial statements included elsewhere herein.

(2) Reflects the operating results of the Busse-WALB Transactions as of July 31, 1998, the closing date of the respective transactions. See Note B to the Company's audited consolidated financial statements included elsewhere herein.

(3) Reflects the operating results of the WITN Acquisition and the GulfLink Acquisition, as of their respective acquisition dates, August 1, 1997 and April 24, 1997, respectively.

(4) In 1996, the Company completed the First American Acquisition, the Augusta Acquisition and the KTVE Sale. Reflects the operating results of the properties acquired, as well as the sale of KTVE as of their respective acquisition, or disposition dates. The Company also incurred an extraordinary charge of $3,158,960 in connection with an early extinguishment of debt.

(5) Operating income excludes gain on disposition of television stations of $72.6 million recognized for the exchange of WALB in 1998 and $5.7 million recognized for the sale of KTVE-TV in 1996. Operating income also excludes charges relating to valuation adjustments of goodwill and other assets of $2.1 million for the year ended December 31, 1998.

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

         As discussed below, the Company has acquired several television stations and a newspaper since January 1, 1998. The Company's acquisitions have been accounted for under the purchase method of accounting. Under the purchase method of accounting, the results of operations of the acquired businesses are included in the accompanying consolidated financial statements as of their respective acquisition dates. The assets and liabilities of acquired businesses are included based on an allocation of the purchase price.

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

         As a result of these transactions, the Company acquired the following television stations: KOLN-TV ("KOLN"), the CBS affiliate serving the Lincoln-Hastings-Kearney, Nebraska market; its satellite station KGIN-TV ("KGIN"), the CBS affiliate serving Grand Island, Nebraska; and WEAU, an NBC affiliate serving the La Crosse-Eau Claire, Wisconsin market. These transactions also satisfied the FCC's requirement for the Company to divest itself of WALB. The transactions described above are referred to as the "Busse-WALB Transactions." WEAU, KOLN and KGIN are referred to collectively as the "Busse Stations."

General

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

         Most broadcast advertising contracts are short-term, and generally run only for a few weeks. Approximately 53% of the gross revenues of the Company's television stations for the year ended December 31, 2000, were generated from local advertising, which is sold primarily by a station's sales staff directly to local accounts, and the remainder represented primarily by national advertising, which is sold by a station's national advertising sales representative. The stations generally pay commissions to advertising agencies on local, regional and national advertising and the stations also pay commissions to the national sales representative on national advertising.

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

         The broadcasting operations' primary operating expenses are employee compensation, related benefits and programming costs. The publishing operations' primary operating expenses are employee compensation, related benefits and newsprint costs. The paging operations' primary operating expenses are employee compensation and other communications costs. In addition, the broadcasting, publishing and paging operations incur overhead expenses, such as maintenance, supplies, insurance, rent and utilities. A large portion of the operating expenses of the broadcasting, publishing and paging operations is fixed, although the Company has experienced significant variability in its newsprint costs in recent years.

Broadcasting, Publishing and Paging Revenues

         Set forth below are the principal types of broadcasting, publishing and paging revenues earned by the Company's broadcasting, publishing and paging operations for the periods indicated and the percentage contribution of each of the Company's total broadcasting, publishing and paging revenues, respectively (dollars in thousands):

                                                               YEAR ENDED DECEMBER 31,
                                            --------------------------------------------------------------
                                                   2000                  1999                  1998
                                            ------------------    ------------------    ------------------
                                             AMOUNT        %       AMOUNT        %       AMOUNT        %
                                            --------    ------    --------    ------    --------    ------
BROADCASTING
Net Revenues:
    Local                                   $ 65,152      38.1%   $ 57,078      39.7%   $ 47,258      36.7%
    National                                  31,043      18.1%     26,742      18.6%     23,824      18.5%
    Network compensation                       8,311       4.9%      6,480       4.5%      5,549       4.3%
    Political                                  9,021       5.3%        622       0.4%      7,876       6.1%
    Production and other                       7,113       4.1%      6,093       4.2%      6,500       5.0%
                                            --------    ------    --------    ------    --------    ------
                                            $120,640      70.5%   $ 97,015      67.4%   $ 91,007      70.6%
                                            ========    ======    ========    ======    ========    ======

PUBLISHING
Revenues:
    Retail                                  $ 19,569      11.4%   $ 17,760      12.3%   $ 14,159      11.0%
    Classifieds                               13,031       7.6%     12,039       8.4%      9,106       7.1%
    Circulation                                7,659       4.5%      6,791       4.7%      5,315       4.1%
    Other                                      1,240       0.7%      1,218       0.9%        750       0.6%
                                            --------    ------    --------    ------    --------    ------
                                            $ 41,499      24.2%   $ 37,808      26.3%   $ 29,330      22.8%
                                            ========    ======    ========    ======    ========    ======

PAGING
Revenues:
    Paging lease, sales and service         $  9,074       5.3%   $  9,130       6.3%   $  8,553       6.6%
                                            ========    ======    ========    ======    ========    ======

TOTAL                                       $171,213     100.0%   $143,953     100.0%   $128,890     100.0%
                                            ========    ======    ========    ======    ========    ======

YEAR ENDED DECEMBER 31, 2000 TO YEAR ENDED DECEMBER 31, 1999

         Revenues. Total revenues for the year ended December 31, 2000 increased $27.2 million, or 18.9%, over the prior year, to $171.2 million from $144.0 million. This increase was primarily attributable to the effect of (i) increased revenues resulting from the acquisition of the Texas Stations and The Goshen News, (ii) increased political broadcast revenue and (iii) increased publishing revenues from existing publishing operations. The current year results include 12 months of operations for the Texas Stations and The Goshen News as compared to three months and ten months, respectively, in the prior year.

         Broadcasting revenues increased $23.6 million, or 24.4%, over the prior year, to $120.6 million from $97.0 million. Revenue from the Texas Stations, which were acquired on October 1, 1999, increased broadcasting revenues by $17.9 million over that of the prior year. Revenues from the Company's existing broadcasting operations continuously owned since January 1, 1999, increased $5.7 million, or 6.3%, over the prior year, to $96.5 million from $90.8 million. This $5.7 million increase was due primarily to increased political advertising revenue of $7.9 million and increased production and other revenues of $783,000 offset, in part, by decreased local revenues of $2.5 million, decreased national revenues of $156,000 and decreased network compensation of $267,000. For all locations, political advertising revenue was $9.0 million for the year ended December 31, 2000, compared to $622,000 for the prior year.

         Publishing revenues increased $3.7 million, or 9.8%, over the same period of the prior year, to $41.5 million from $37.8 million. The increase in publishing revenues was due primarily to increased revenues from the Company's existing publishing operations and from the revenues generated by The Goshen News, which was acquired on March 1, 1999. Revenues from the Company's existing publishing operations continuously owned since January 1, 1999 increased $3.0 million, or 9.0%, over the same period of the prior year, to $35.8 million from $32.8 million. The primary components of the $3.0 million increase in revenues from existing operations were increases in retail advertising, classified advertising and circulation revenue of $1.4 million, $920,000 and $651,000, respectively. Revenue from The Goshen News increased publishing revenues by $724,000 over that of the prior year.

         Paging revenue remained at $9.1 million for 2000 and 1999. The Company had approximately 90,000 pagers and 88,000 pagers in service at December 31, 2000 and 1999, respectively.

         Operating expenses. Operating expenses for the year ended December 31, 2000 increased $18.2 million, or 14.9%, over the prior year, to $140.1 million from $121.9 million. The increase resulted primarily from the Company's acquisitions in 1999.

         Broadcasting expenses increased $9.1 million or 15.5%, over the year ended December 31, 2000, to $67.8 million from $58.7 million. The expenses of the Texas Stations accounted for an increase in broadcasting expenses of $9.0 million. Operating expenses of the stations continuously owned since January 1, 1999, had increases in payroll and general operating expenses that were largely offset by decreases in syndicated film expense. The increase in payroll expenses of the stations continuously owned since January 1, 1999 was limited to 0.7% as a result of a cost reduction plan instituted by the Company in 2000.

         Publishing expenses for the year ended December 31, 2000 increased $2.6 million, or 9.1%, from the same period of the prior year, to $31.4 million from $28.8 million. The increase in publishing expenses was due primarily to increased expenses from the Company's existing publishing operations and from the expenses of The Goshen News, which was acquired on March 1, 1999. Expenses of the Company's publishing operations owned since January 1, 1999 increased $2.3 million, or 9.0%, over the same period of the prior year, to $27.6 million from $25.3 million. The increase in expenses at the Company's existing publishing operations was due primarily to increased payroll of $715,000, increased newsprint expense of $637,000 and increased other operating expenses of $933,000.

         Paging expenses decreased $415,000, or 6.3%, over the same period of the prior year, to $6.1 million from $6.6 million. The decrease in paging expenses reflected an expense reduction plan instituted by the Company in the current year.

         Corporate and administrative expenses increased $146,000 or 4.2%, over the prior year, to $3.6 million from $3.4 million. This increase was primarily attributable to increased payroll expense.

         Depreciation of property and equipment and amortization of intangible assets was $31.2 million for the year ended December 31, 2000, as compared to $24.5 million for the prior year, an increase of $6.7 million, or 27.6%. This increase was primarily the result of higher depreciation and amortization costs resulting from the Texas Acquisitions and the Goshen Acquisition in 1999.

         Miscellaneous income (expense), net. Miscellaneous income increased $445,000, or 132.4%, to $781,000 for the year ended December 31, 2000 from $336,000 for the year ended December 31, 1999. The change in miscellaneous income (expense) of $445,000 was due primarily to the gain of $522,000 recognized upon the sale of a real estate investment in December 2000.

         Interest expense. Interest expense increased $9.0 million, or 28.8%, to $40.0 million for the year ended December 31, 2000 from $31.0 million for the year ended December 31, 1999. This increase was attributable primarily to increased levels of debt resulting from the financing of the Texas Acquisitions and the Goshen Acquisition in 1999 and higher interest rates on the Company's floating rate debt that is not subject to an interest rate swap agreement.

         Income tax expense (benefit). Income tax benefit for the year ended December 31, 2000 and 1999 was $1.9 million and $2.3 million, respectively.

         Net loss available to common stockholders. Net loss available to common stockholders of the Company for the year ended December 31, 2000 and 1999 was $7.2 million and $7.3 million, respectively.

YEAR ENDED DECEMBER 31, 1999 TO YEAR ENDED DECEMBER 31, 1998

         Revenues. Total revenues for the year ended December 31, 1999 increased $15.1 million, or 11.7%, over the prior year, to $144.0 million from $128.9 million. This increase was primarily attributable to the net effect of (i) increased revenues resulting from the acquisition of the Texas Stations, The Goshen News and the Busse Stations, (ii) increased publishing revenues from existing publishing operations and (iii) increased paging revenues. These increases were partially offset by decreased revenues resulting from the disposition of WALB and decreased political advertising revenue.

         Broadcasting revenues increased $6.0 million, or 6.6%, over the prior year, to $97.0 million from $91.0 million. The revenue from the Texas Stations increased broadcasting revenues by $6.2 million. The revenue from the Busse Stations increased broadcasting revenues by $9.7 million. These increases were partially offset by a decrease of $6.8 million in revenues resulting from the sale of WALB and by a decrease in political advertising revenue in 1999.

         On a pro forma basis, assuming the Texas Acquisitions and the Busse-WALB Transactions had been effective January 1, 1998, broadcasting revenues for the year ended December 31, 1999 decreased $4.5 million, or 3.8%, over the prior year, to $114.4 million from $118.9 million. The pro forma decrease in broadcasting revenue reflects a decrease in political advertising revenues of $8.3 million offset in part by an increase in local advertising of $4.2 million.

         On a pro forma basis, assuming the acquisition of the Texas Stations had been effective on January 1, 1998, broadcasting revenues for the Texas Stations for the year ended December 31, 1999 increased $531,000, or 2.3%, when compared to the prior year to $23.6 million from $23.1 million. The pro forma increase in revenue for the Texas Stations reflects an increase in local revenue of $2.1 million offset in part by a decrease in political advertising revenue of $1.1 million and national revenue of $474,000, respectively.

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

         On a pro forma basis, assuming the Texas Acquisitions and the Busse-WALB Transactions had been effective January 1, 1998, broadcasting expenses for the year ended December 31, 1999 increased $1 million, or 1.4%, over the same period of the prior year, to $68.6 million from $67.6 million. This change reflects increases in syndicated film and other costs offset in part by decreased payroll costs.

         On a pro forma basis, assuming the Texas Acquisitions had been effective on January 1, 1998, broadcasting expenses for the Texas Stations for the year ended December 31, 1999 increased $843,000, or 6.9%, to $13.1 million from $12.2 million. On a pro forma basis, assuming the acquisition of the Busse Stations had been effective on January 1, 1998, broadcasting expenses for the Busse Stations for the year ended December 31, 1999 increased $125,000, or 1.3%, to $9.6 million from $9.5 million.

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

         Miscellaneous income (expense), net. Miscellaneous income for the year ended December 31, 1999 was $336,000 and miscellaneous expense for the year ended December 31, 1998 was $242,000. The change in miscellaneous income (expense) of $578,000 was due primarily to the gain of $450,000 recognized upon the sale of a portion of the Southwest Georgia Shopper, Inc. in February 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company's net working capital was $13.2 million and $10.3 million at December 31, 2000, and 1999, respectively. The Company's cash provided from operations was $22.8 million, $20.8 million and $20.1 million in 2000, 1999 and 1998, respectively. Management believes that current cash balances, cash flows from operations and available funds under its Senior Credit Facility will be adequate to provide for the Company's capital expenditures, debt service, cash dividends and working capital requirements.

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

         The amount borrowed by the Company and the amount available to the Company under the Senior Credit Facility at December 31, 2000, was $214.5 million and $63.0 million, respectively. The effective interest rate on such borrowings at December 31, 2000 approximated 9.7%.

         The Senior Credit Facility contains restrictive provisions which, among other things, limit the Company's ability to incur indebtedness, limit capital expenditures in 2000, 2001 and 2002 to not more than $15.5 million per year and require the Company to meet certain financial ratios. The Company's 10 5/8% Senior Subordinated Notes due 2006 contain restrictive provisions similar to the provisions of the Senior Credit Facility.

         The Company's net cash used in investing activities was $8.3 million, $126.8 million and $55.3 million in 2000, 1999 and 1998, respectively. The amount of cash used in 2000 resulted primarily from equipment purchases. The amount of cash used in 1999 resulted primarily from the Texas Acquisitions and the Goshen Acquisition. The amount of cash used in 1998 resulted primarily from the acquisition of Busse partially offset by the exchange of WALB.

         The Company used $14.1 million in cash financing activities in 2000 and provided $105.8 million and $34.7 million in cash by financing activities in 1999 and 1998, respectively. In 2000, cash used in financing activities resulted primarily from a net long-term debt payment of $6.8 million, dividend payments of $2.1 million and a preferred stock redemption of $5.0 million. In 1999, the net cash provided by financing activities resulted primarily from borrowing under the Senior Credit Facility to finance the Texas Acquisitions and the Goshen Acquisition. In 1998, net cash provided by financing activities resulted primarily from borrowings on long-term debt (net of repayments) of $43.5 million partially offset by redemptions of preferred stock of $7.6 million.

         During 2000, 1999 and 1998, the Company purchased 11,361 shares of its Class B Common Stock, 20,000 shares of its Class B Common Stock and 30,750 shares of its Class A Common Stock, respectively, at the then prevailing market prices for such shares.

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

         The Company regularly enters into program contracts for the right to broadcast television programs produced by others and program commitments for the right to broadcast programs in the future. Such programming commitments are generally made to replace expiring or canceled program rights. Payments under such contracts are made in cash or the concession of advertising spots for the program provider to resell, or a combination of both. At December 31, 2000, payments on program license liabilities due in 2001, which will be paid with cash from operations, were approximately $5.5 million. The Company paid $5.6 million for program broadcast rights in 2000.

         In 2000, the Company made $9.4 million of capital expenditures, relating primarily to the broadcasting and publishing operations. Of this amount, $5.7 million was paid in 2000. The remaining $3.7 million was accrued at December 31, 2000 and is payable in January 2002. In 2000, the Company allocated $5.4 million of its total capital expenditures toward implementing digital television ("DTV") broadcast operations at several of the Company's television stations. Generally, under current FCC rules each of the Company's stations must construct DTV facilities and commence operations by May 2002. The Company completed its DTV implementation at WRDW, its Augusta, Georgia station, in early 2000. As of February 21, 2001, the Company has commenced such DTV construction at KWTX and WEAU, its Waco, Texas and Eau Claire, Wisconsin stations, respectively. The Company currently intends to complete the necessary DTV construction at all of its stations by the FCC deadline. At present, the Company anticipates incurring approximately $12.5 million of DTV capital expenditures during 2001 and $10 million in 2002 including a capital lease of approximately $2.3 million for tower facilities at WVLT, its Knoxville, Tennessee station. Total capital expenditures, including DTV capital expenditures, for 2001 are anticipated to be approximately $15.0 million.

         Each of the Company's television stations is affiliated with a major network pursuant to an affiliation agreement. The CBS affiliation agreements for KWTX-TV, KBTX-TV and KXII-TV were renegotiated and extended through December 31, 2005. As a result of these renewal negotiations, network compensation for these three television stations will be phased out over the next few years. For the year ended December 31, 2000, combined network compensation for KWTX-TV, KBTX-TV and KXII-TV was $2.9 million. Of the remaining ten television stations, the current agreements are subject to renewal in 2002, 2004, 2005 and 2006.

         The Company and its subsidiaries file a consolidated federal income tax return and such state or local tax returns as are required. As of December 31, 2000, the Company anticipates, for federal and certain state income taxes, that it will generate taxable operating losses for the foreseeable future.

         Management does not believe that inflation in past years has had a significant impact on the Company's results of operations nor is inflation expected to have a significant effect upon the Company's business in the near future.

OPTION TO ACQUIRE EQUITY INVESTMENT IN SARKES TARZIAN, INC.

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

         The Company has an agreement with Bull Run, whereby the Company has the option of acquiring the Tarzian Shares from Bull Run for $10.0 million plus related costs. These related costs include but are not limited to Bull Run's investment charges on the incremental debt used to acquire the investment less the aggregate amount of certain payments the Company has paid Bull Run to extend the option period. The Company has the ability to extend the option period in 30-day increments at a fee of $66,700 per extension and has extended this option period through December 31, 2001. Total fees capitalized relating to this option are $3,452,000 and $742,000 as of December 31, 2000 and 1999, respectively. In connection with the option agreement, the Company granted warrants to Bull Run to purchase up to 100,000 shares of the Company's Class B Common Stock at $13.625 per share. The warrants vest immediately upon the Company's exercise of its option to purchase the Tarzian Shares. The warrants expire 10 years following the date at which the Company exercises its option. The Company can not control when or if it would receive any cash distributions from Tarzian including dividends or other distributions on capital stock.

         Tarzian owns and operates two television stations and four radio stations: WRCB-TV Channel 3 in Chattanooga, Tennessee, an NBC affiliate; KTVN-TV Channel 2 in Reno, Nevada, a CBS affiliate; WGCL-AM and WTTS-FM in Bloomington, Indiana; and WAJI-FM and WLDE-FM in Fort Wayne, Indiana. The Chattanooga and Reno markets are the 86th and the 109th largest television markets in the United States, respectively, as ranked by Nielsen.

         On February 12, 1999, Tarzian filed a complaint against Bull Run and U.S. Trust Company of Florida Savings Bank as Personal Representative of the Estate in the United States District Court for the Southern District of Indiana. Tarzian claims that it had a binding and enforceable contract to purchase the Tarzian Shares from the Estate prior to Bull Run's purchase of the shares, and requested judgment providing that the contract be enforced. On May 3, 1999, the action was dismissed without prejudice against Bull Run, leaving the Estate as the sole defendant. The litigation between the Estate and Tarzian is ongoing and the Company can not predict when a final resolution of the litigation will occur.

CAUTIONARY STATEMENTS FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT

         This annual report on Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this annual report, the words "believes," "expects," "anticipates," "estimates" and similar words and expressions are generally intended to identify forward-looking statements. Statements that describe the Company's future strategic plans, goals, or objectives are also forward-looking statements. Readers of this annual report are cautioned that any forward-looking statements, including those regarding the intent, belief or current expectations of the Company or management, are not guarantees of future performance, results or events and involve risks and uncertainties, and that actual results and events may differ materially from those in the forward-looking statements as a result of various factors including, but not limited to, (i) general economic conditions in the markets in which the Company operates, (ii) competitive pressures in the markets in which the Company operates, (iii) the effect of future legislation or regulatory changes on the Company's operations, (iv) high debt levels and (v) other factors described from time to time in the Company's filings with the Securities and Exchange Commission. The forward-looking statements included in this annual report are made only as of the date hereof. The Company undertakes no obligation to update such forward-looking statements to reflect subsequent events or circumstances.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Based on the Company's floating rate debt outstanding at December 31, 2000, a 100 basis point increase in market interest rates would increase the Company's interest expense and the Company's loss before income taxes for the year by approximately $1.7 million.

         The fair market value of long-term fixed interest rate debt is also subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of the Company's total long-term fixed rate debt at December 31, 2000 was approximately $155.6 million, which was approximately $4.4 million less than its carrying value. A hypothetical 100 basis point decrease in the prevailing interest rates at December 31, 2000 would result in an increase in fair value of total long-term debt by approximately $8.5 million. Fair market values are determined from quoted market prices where available or based on estimates made by investment bankers.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                                           PAGE
                                                                                                           ----
Audited Consolidated Financial Statements of Gray Communications Systems, Inc.

      Report of Independent Auditors . . . . . . . . . . . . . . . . . . . . . .. . . . . . . . . . . .     45

      Consolidated Balance Sheets at December 31, 2000 and 1999 . . . . . . . . . . . . . . . . . . . .     46

      Consolidated Statements of Operations for the years ended December 31, 2000,
           1999 and 1998 . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . . . . . . . . .     48

      Consolidated Statements of Stockholders' Equity for the years ended December 31, 2000,
         1999 and 1998 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . . . . . . . . .     49

      Consolidated Statements of Cash Flows for the years ended December 31, 2000,
         1999 and 1998 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . . . . . . . . .     50

      Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . .. . . . . . . . . . . .     51

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors and Stockholders
Gray Communications Systems, Inc.

         We have audited the accompanying consolidated balance sheets of Gray Communications Systems, Inc., as of December 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gray Communications Systems, Inc., at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.



                                    Ernst & Young LLP

Atlanta, Georgia
January 29, 2001

                        GRAY COMMUNICATIONS SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                      DECEMBER 31,
                                                                          ---------------------------------
                                                                               2000               1999
                                                                          -------------       -------------
ASSETS
Current assets:
     Cash and cash equivalents                                            $   2,214,838       $   1,787,446
     Trade accounts receivable, less allowance for doubtful accounts
         of $845,000 and $1,008,000, respectively                            30,321,372          30,338,425
     Recoverable income taxes                                                 1,196,408           2,053,025
     Inventories                                                              1,472,377           1,051,960
     Current portion of program broadcast rights, net                         3,723,988           3,538,441
     Other current assets                                                       670,718             803,410
                                                                          -------------       -------------
Total current assets                                                         39,599,701          39,572,707

Property and equipment:
     Land                                                                     4,905,121           4,983,221
     Buildings and improvements                                              16,639,424          16,066,082
     Equipment                                                              106,783,692          98,771,472
                                                                          -------------       -------------
                                                                            128,328,237         119,820,775
     Allowance for depreciation                                             (55,730,599)        (39,443,291)
                                                                          -------------       -------------
                                                                             72,597,638          80,377,484

Other assets:
     Deferred loan costs, net                                                 8,203,055           9,656,586
     Goodwill and other intangibles, net:
        Licenses and network affiliation agreements                         436,255,773         448,346,122
        Goodwill                                                             73,978,230          76,218,410
        Consulting and noncompete agreements                                  1,381,545           1,869,368
    Other                                                                     4,755,793           2,115,847
                                                                          -------------       -------------
                                                                            524,574,396         538,206,333
                                                                          -------------       -------------
                                                                          $ 636,771,735       $ 658,156,524
                                                                          =============       =============

                        GRAY COMMUNICATIONS SYSTEMS, INC.
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                                                         DECEMBER 31,
                                                                              ---------------------------------
                                                                                    2000               1999
                                                                              -------------       -------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Trade accounts payable (includes $200,000 and $-0- payable
         to Bull Run Corporation, respectively)                               $   4,452,911       $   4,275,411
     Employee compensation and benefits                                           6,630,078           5,163,973
     Accrued expenses                                                             1,631,490           3,161,581
     Accrued interest                                                             6,875,294           9,233,909
     Current portion of program broadcast obligations                             3,605,960           3,870,893
     Deferred revenue                                                             3,015,044           3,212,814
     Current portion of long-term debt                                              200,000             316,000
                                                                              -------------       -------------
Total current liabilities                                                        26,410,777          29,234,581

Long-term debt                                                                  374,687,052         381,385,942

Other long-term liabilities:
     Program broadcast obligations, less current portion                            303,308             428,867
     Supplemental employee benefits                                                 525,151             921,832
     Deferred income taxes                                                       72,935,799          75,389,829
     Other deferred liabilities                                                   3,650,115                 -0-
     Acquisition related liabilities                                              2,298,734           2,607,492
                                                                              -------------       -------------
                                                                                 79,713,107          79,348,020
Commitments and contingencies

Stockholders' equity
     Serial Preferred Stock, no par value; authorized 20,000,000 shares;
       issued and outstanding 861 and 1,350 shares, respectively
       ($8,605,788 and $13,500,000 aggregate liquidation value,
       respectively)                                                              8,605,788          13,500,000
     Class A Common Stock, no par value; authorized 15,000,000
       shares; issued 7,961,574 shares, respectively                             10,683,709          10,683,709
     Class B Common Stock, no par value; authorized 15,000,000
       shares; issued 8,708,820 shares, respectively                            116,486,600         116,379,482
     Retained earnings                                                           28,793,364          37,373,183
                                                                              -------------       -------------
                                                                                164,569,461         177,936,374
    Treasury Stock at cost, Class A Common, 1,113,107 and 1,127,282
       shares, respectively                                                      (8,338,718)         (8,546,285)
    Treasury Stock at cost, Class B Common, 24,257 and 110,365
       shares, respectively                                                        (269,944)         (1,202,108)
                                                                              -------------       -------------
                                                                                155,960,799         168,187,981
                                                                              -------------       -------------
                                                                              $ 636,771,735       $ 658,156,524
                                                                              =============       =============

See accompanying notes.

                        GRAY COMMUNICATIONS SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                             YEAR ENDED DECEMBER 31,
                                                                     -----------------------------------------------------
                                                                          2000                1999                1998
                                                                     -------------       -------------       -------------
Operating revenues:
     Broadcasting (less agency commissions)                          $ 120,639,853       $  97,014,737       $  91,006,506
     Publishing                                                         41,499,521          37,808,328          29,330,080
     Paging                                                              9,073,629           9,129,702           8,552,936
                                                                     -------------       -------------       -------------
                                                                       171,213,003         143,952,767         128,889,522
Expenses:
     Broadcasting                                                       67,770,063          58,660,663          52,967,142
     Publishing                                                         31,408,235          28,781,501          24,197,169
     Paging                                                              6,136,157           6,550,529           5,618,421
     Corporate and administrative                                        3,594,113           3,448,203           3,062,995
     Depreciation                                                       16,889,172          12,855,449           9,690,757
     Amortization of intangible assets                                  14,317,733          11,595,919           8,425,821
                                                                     -------------       -------------       -------------
                                                                       140,115,473         121,892,264         103,962,305
                                                                     -------------       -------------       -------------
                                                                        31,097,530          22,060,503          24,927,217
Gain on exchange of television station (net of $780,000 paid
    to Bull Run Corporation in 1998)                                           -0-                 -0-          72,646,041
Valuation adjustments of goodwill and other assets                             -0-                 -0-          (2,073,913)
Miscellaneous income and (expense), net                                    781,251             335,871            (241,522)
                                                                     -------------       -------------       -------------
                                                                        31,878,781          22,396,374          95,257,823
Interest expense                                                        39,957,362          31,021,039          25,454,476
                                                                     -------------       -------------       -------------

                              INCOME (LOSS) BEFORE INCOME TAXES         (8,078,581)         (8,624,665)         69,803,347
Federal and state income taxes (benefit)                                (1,866,767)         (2,309,966)         28,143,981
                                                                     -------------       -------------       -------------
                                              NET INCOME (LOSS)         (6,211,814)         (6,314,699)         41,659,366
Preferred dividends                                                      1,012,374           1,010,000           1,317,830
                                                                     -------------       -------------       -------------
                                 NET INCOME (LOSS) AVAILABLE TO
                                            COMMON STOCKHOLDERS      $  (7,224,188)      $  (7,324,699)      $  40,341,536
                                                                     =============       =============       =============

Weighted average outstanding common shares-basic                        15,496,847          12,837,912          11,922,852
Stock compensation awards                                                      -0-                 -0-             481,443
                                                                     -------------       -------------       -------------
Weighted average outstanding common shares-diluted                      15,496,847          12,837,912          12,404,295
                                                                     =============       =============       =============

Income (loss) per share available to common stockholders:
    Basic                                                            $       (0.47)      $       (0.57)      $        3.38
    Diluted                                                          $       (0.47)      $       (0.57)      $        3.25

See accompanying notes.

                        GRAY COMMUNICATIONS SYSTEMS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                      CLASS A                    CLASS B
                                         PREFERRED STOCK            COMMON STOCK               COMMON STOCK
                                     -----------------------  -------------------------  -------------------------     RETAINED
                                      SHARES       AMOUNT       SHARES        AMOUNT       SHARES        AMOUNT        EARNINGS
                                     -------    ------------  ----------   ------------  ----------   ------------   ------------
Balance at December 31, 1997           2,060    $ 20,600,000   7,961,574   $ 10,358,031   5,273,046   $ 66,397,804   $  6,603,191
Net income                               -0-             -0-         -0-            -0-         -0-            -0-     41,659,366
Common Stock cash dividends
     ($0.06) per share                   -0-             -0-         -0-            -0-         -0-            -0-       (715,209)
Preferred Stock dividends                -0-             -0-         -0-            -0-         -0-            -0-     (1,317,830)
Issuance of Treasury Stock:
     401(k) plan                         -0-             -0-         -0-            -0-         -0-        180,821            -0-
     Directors' stock plan               -0-             -0-         -0-            -0-         -0-         30,652            -0-
     Non-qualified stock plan            -0-             -0-         -0-            -0-         -0-          9,597       (491,917)
Purchase of Class A Common Stock         -0-             -0-         -0-            -0-         -0-            -0-            -0-
Issuance of Series B Preferred Stock      51         509,384         -0-            -0-         -0-            -0-            -0-
Purchase of Series B Preferred Stock    (761)     (7,609,384)        -0-            -0-         -0-            -0-            -0-
Income tax benefits relating to
    stock plans                          -0-             -0-         -0-        325,678         -0-        173,511            -0-
                                     -------    ------------  ----------   ------------  ----------   ------------   ------------
Balance at December 31, 1998           1,350      13,500,000   7,961,574     10,683,709   5,273,046     66,792,385     45,737,601
Net loss                                 -0-             -0-         -0-            -0-         -0-            -0-     (6,314,699)
Common Stock cash dividends
     ($0.08) per share                   -0-             -0-         -0-            -0-         -0-            -0-     (1,027,322)
Preferred Stock dividends                -0-             -0-         -0-            -0-         -0-            -0-     (1,010,000)
Issuance of Treasury Stock:
     401(k) plan                         -0-             -0-         -0-            -0-         -0-        126,944            -0-
     Non-qualified stock plan            -0-             -0-         -0-            -0-         -0-            -0-        (12,397)
Issuance of Class B Common Stock         -0-             -0-         -0-            -0-   3,435,774     49,452,053            -0-
Purchase of Class B Common Stock         -0-             -0-         -0-            -0-         -0-            -0-            -0-
Income tax benefits relating to
    stock plans                          -0-             -0-         -0-            -0-         -0-          8,100            -0-
                                     -------    ------------  ----------   ------------  ----------   ------------   ------------
Balance at December 31, 1999           1,350      13,500,000   7,961,574     10,683,709   8,708,820    116,379,482     37,373,183
Net loss                                 -0-             -0-         -0-            -0-         -0-            -0-     (6,211,814)
Common Stock cash dividends
     ($0.08) per share                   -0-             -0-         -0-            -0-         -0-            -0-     (1,239,921)
Preferred Stock dividends                -0-             -0-         -0-            -0-         -0-            -0-     (1,012,374)
Issuance of Treasury Stock:
     401(k) plan                         -0-             -0-         -0-            -0-         -0-         53,071        (34,143)
     Non-qualified stock plan            -0-             -0-         -0-            -0-         -0-         54,047        (81,567)
Purchase of Class B Common
     Stock                               -0-             -0-         -0-            -0-         -0-            -0-            -0-
Issuance of Series B Preferred
     Stock                                11         105,788         -0-            -0-         -0-            -0-            -0-
Purchase of Series A Preferred
     Stock                              (500)     (5,000,000)        -0-            -0-         -0-            -0-            -0-
                                     -------    ------------  ----------   ------------  ----------   ------------   ------------
Balance at December 31, 2000             861    $  8,605,788   7,961,574   $ 10,683,709   8,708,820   $116,486,600   $ 28,793,364
                                     =======    ============  ==========   ============  ==========   ============   ============

See accompanying notes.

                                                    CLASS A                           CLASS B
                                                 TREASURY STOCK                    TREASURY STOCK
                                          ----------------------------       --------------------------
                                             SHARES           AMOUNT            SHARES        AMOUNT              TOTAL
                                          -----------      -----------       -----------    -----------       -------------
Balance at December 31, 1997               (1,172,882)     $(9,011,369)         (250,185)   $(2,652,509)      $  92,295,148
Net income                                        -0-              -0-               -0-            -0-          41,659,366
Common Stock cash dividends
     ($0.06) per share                            -0-              -0-               -0-            -0-            (715,209)
Preferred Stock dividends                         -0-              -0-               -0-            -0-          (1,317,830)
Issuance of Treasury Stock:
     401(k) plan                                  -0-              -0-            29,305        310,703             491,524
     Directors' stock plan                        -0-              -0-            84,300        893,763             924,415
     Non-qualified stock plan                  74,100        1,015,254             1,500         15,900             548,834
Purchase of Class A Common Stock              (30,750)        (582,567)              -0-            -0-            (582,567)
Issuance of Series B Preferred Stock              -0-              -0-               -0-            -0-             509,384
Purchase of Series B Preferred Stock              -0-              -0-               -0-            -0-          (7,609,384)
Income tax benefits relating to
    stock plans                                   -0-              -0-               -0-            -0-             499,189
                                          -----------      -----------       -----------    -----------       -------------
Balance at December 31, 1998               (1,129,532)      (8,578,682)         (135,080)    (1,432,143)        126,702,870
Net loss                                          -0-              -0-               -0-            -0-          (6,314,699)
Common Stock cash dividends
     ($0.08) per share                            -0-              -0-               -0-            -0-          (1,027,322)
Preferred Stock dividends                         -0-              -0-               -0-            -0-          (1,010,000)
Issuance of Treasury Stock:
     401(k) plan                                  -0-              -0-            44,715        487,039             613,983
     Non-qualified stock plan                   2,250           32,397               -0-            -0-              20,000
Issuance of Class B Common Stock                  -0-              -0-               -0-            -0-          49,452,053
Purchase of Class B Common Stock                  -0-              -0-           (20,000)      (257,004)           (257,004)
Income tax benefits relating to
     stock plans                                  -0-              -0-               -0-            -0-               8,100
                                          -----------      -----------       -----------    -----------       -------------
Balance at December 31, 1999               (1,127,282)      (8,546,285)         (110,365)    (1,202,108)        168,187,981
Net loss                                          -0-              -0-               -0-            -0-          (6,211,814)
Common Stock cash dividends
     ($0.08) per share                            -0-              -0-               -0-            -0-          (1,239,921)
Preferred Stock dividends                         -0-              -0-               -0-            -0-          (1,012,374)
Issuance of Treasury Stock:
     401(k) plan                                  -0-              -0-            59,969        666,295             685,223
     Non-qualified stock plan                  14,175          207,567            37,500        408,453             588,500
Purchase of Class B Common Stock                  -0-              -0-           (11,361)      (142,584)           (142,584)
Issuance of Series B Preferred Stock              -0-              -0-               -0-            -0-             105,788
Purchase of Series A Preferred Stock              -0-              -0-               -0-            -0-          (5,000,000)
                                          -----------      -----------       -----------    -----------       -------------
Balance at December 31, 2000               (1,113,107)     $(8,338,718)          (24,257)   $  (269,944)      $ 155,960,799
                                          ===========      ===========       ===========    ===========       =============

See accompanying notes.

                        GRAY COMMUNICATIONS SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                YEAR ENDED DECEMBER 31,
                                                                 ----------------------------------------------------
                                                                     2000                1999                1998
                                                                 ------------       -------------       -------------
OPERATING ACTIVITIES
     Net income (loss)                                           $ (6,211,814)      $  (6,314,699)      $  41,659,366
     Adjustments to reconcile net income (loss) to net cash
        provided by operating activities:
        Depreciation                                               16,889,172          12,855,449           9,690,757
        Amortization of intangible assets                          14,317,733          11,595,919           8,425,821
        Amortization of deferred loan costs                         1,537,047           1,253,277           1,097,952
        Amortization of program broadcast rights                    5,306,672           5,340,187           4,250,714
        Gain on disposition of television station                         -0-                 -0-         (72,646,041)
        Valuation adjustments of goodwill and other assets                -0-                 -0-           2,073,913
        Payments for program broadcast rights                      (5,614,129)         (4,953,672)         (4,209,811)
        Supplemental employee benefits                               (242,662)           (206,372)           (252,611)
        Common Stock contributed to 401(K) Plan                       685,223             613,983             491,524
        Deferred income taxes                                      (2,454,030)         (2,738,500)         26,792,795
        (Gain) loss on asset sales                                   (391,549)           (114,063)            332,042
       Changes in operating assets and liabilities:
           Trade accounts receivable                                   17,053          (2,865,849)           (302,905)
           Recoverable income taxes                                   856,617            (327,490)            406,749
           Inventories                                               (139,437)            255,897            (344,393)
           Other current assets                                       139,392             106,829             342,674
           Trade accounts payable                                     185,677           1,734,641            (797,447)
           Employee compensation and benefits                       1,361,105            (260,827)          1,283,150
           Accrued expenses                                          (921,133)          1,147,105              79,644
           Accrued interest                                        (2,358,615)          3,625,775           1,074,768
           Deferred revenue                                          (197,770)             94,328             625,149
                                                                 ------------       -------------       -------------
Net cash provided by operating activities                          22,764,552          20,841,918          20,073,810

INVESTING ACTIVITIES
     Acquisition of television businesses                                 -0-         (97,079,854)       (122,455,774)
     Acquisition of newspaper business                                    -0-         (16,869,140)                -0-
     Disposition of television business                                   -0-                 -0-          76,440,419
     Purchases of property and equipment                           (5,702,494)        (11,711,893)         (9,270,623)
     Proceeds from asset sales                                        634,832           1,722,932             318,697
     Payments on purchase liabilities                                (592,570)           (900,688)           (551,917)
     Other                                                         (2,615,431)         (1,941,081)            220,390
                                                                 ------------       -------------       -------------
Net cash used in investing activities                              (8,275,663)       (126,779,724)        (55,298,808)

FINANCING ACTIVITIES
     Proceeds from borrowings on long-term debt                    49,700,000         164,200,000          90,070,000
     Repayments of  borrowings on long-term debt                  (56,514,890)        (53,153,313)        (46,609,122)
     Deferred loan costs                                              (83,516)         (2,674,431)           (854,235)
     Dividends paid                                                (2,146,507)         (2,304,823)         (1,642,709)
     Income tax benefit relating to stock plans                           -0-               8,100             499,189
     Proceeds from sale of treasury shares                            126,000              20,000           1,473,249
     Purchase of Common Stock                                        (142,584)           (257,004)           (582,567)
     Redemption of Preferred Stock                                 (5,000,000)                -0-          (7,609,384)
                                                                 ------------       -------------       -------------
Net cash provided by (used in) financing activities               (14,061,497)        105,838,529          34,744,421
                                                                 ------------       -------------       -------------
Increase (decrease) in cash and cash equivalents                      427,392             (99,277)           (480,577)
Cash and cash equivalents at beginning of year                      1,787,446           1,886,723           2,367,300
                                                                 ------------       -------------       -------------
Cash and cash equivalents at end of year                         $  2,214,838       $   1,787,446       $   1,886,723
                                                                 ============       =============       =============

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

Use of Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

         Cash and cash equivalents include cash on deposit with banks. Deposits with banks are generally insured in limited amounts.

Inventories

         Inventories, principally newsprint and supplies, are stated at the lower of cost or market. The Company uses the first-in, first-out method of determining costs for substantially all of its inventories.

Program Broadcast Rights

         Rights to programs available for broadcast under program license agreements are initially recorded at the beginning of the license period for the amounts of total license fees payable under the license agreements and are charged to operating expense as each episode is broadcast. The cost of each episode is determined by dividing the total cost of the program license agreement by the number of episodes per the agreement. The portion of the unamortized balance expected to be charged to operating expense in the succeeding year is classified as a current asset, with the remainder classified as a non-current asset. The liability for the license fees payable under the program license agreements is classified as current or long-term, in accordance with the payment terms of the various license agreements. The capitalized costs of the rights are recorded at the lower of unamortized costs or estimated net realizable value.

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

Deferred Loan Costs

         Loan acquisition costs are amortized over the life of the applicable indebtedness. As of December 31, 2000, loan acquisition costs for the $300.0 million senior bank loan agreement (the "Senior Credit Facility") and the Senior Subordinated Notes Due 2006 (the "Senior Subordinated Notes") are amortized over lives of 6 years and 10 years, respectively. The final maturity dates of the Senior Credit Facility and the Senior Subordinated Notes are December 2005 and September 2006, respectively.

Intangible Assets

         Intangible assets are stated at cost and are amortized using the straight-line method. Goodwill, licenses and network affiliation agreements are amortized over 40 years. Non-compete agreements are amortized over the life of the specific agreement. Accumulated amortization of intangible assets resulting from business acquisitions was $44.6 million and $31.6 million as of December 31, 2000 and 1999, respectively.

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

A.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounting for Hedging Activities

         In June of 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and for Hedging Activities" ("SFAS No. 133"). SFAS 133 was originally effective for fiscal years beginning after June 15, 1999. However, in May 1999, the FASB voted to delay the effective date for one year, to fiscal years beginning after June 15, 2000 by issuing SFAS
137. SFAS No. 133, which is effective for fiscal years beginning after June 15, 2000, will provide a comprehensive standard for the recognition and measurement of derivatives and hedging activities. SFAS No. 133, as amended, requires all derivatives to be recorded on the balance sheet at fair value and establishes "special accounting" for the different types of hedges. Though the accounting treatment and criteria for each type of hedge is unique, they all result in recognizing offsetting changes in value or cash flows of both the hedge and the hedged item in earnings in the same period. Changes in the fair value of derivatives that do not meet the hedged criteria are included in earnings in the same period of the change. The Company plans to adopt SFAS No. 133 in the fiscal year ending December 31, 2001 and it does not believe that the implementation of SFAS No. 133 will have a significant impact on its consolidated financial statements.

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

Fair Value of Financial Instruments

         The estimated fair value of the Company's long-term debt at December 31, 2000 and 1999 was $370.5 million and $387.3 million, respectively. The fair value of the Preferred Stock at December 31, 1999 and 1998 approximates its carrying value at that date. Currently, the Company does not anticipate settlement of long-term debt or preferred stock at other than book value.

         The fair value of other financial instruments classified as current assets or liabilities approximates their carrying values due to the short-term maturities of these instruments.

Reclassifications

         Certain amounts in the accompanying consolidated financial statements have been reclassified to conform to the 2000 presentation.

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

Option to Acquire Equity Investment in Sarkes Tarzian, Inc.

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

         The Company has an agreement with Bull Run, whereby the Company has the option of acquiring the Tarzian Shares from Bull Run for $10.0 million plus related costs. These related costs include but are not limited to Bull Run's investment charges on the incremental debt used to acquire the investment less the aggregate amount of certain payments the Company has paid Bull Run to extend the option period. The Company has the ability to extend the option period in 30 day increments at a fee of $66,700 per extension and has extended this option period through December 31, 2001. Total fees capitalized relating to this option are $3,452,000 and $742,000 as of December 31, 2000 and 1999, respectively. In connection with the option agreement, the Company granted warrants to Bull Run to purchase up to 100,000 shares of the Company's Class B Common Stock at $13.625 per share. The warrants vest immediately upon the Company's exercise of its option to purchase the Tarzian Shares. The warrants expire 10 years following the date at which the Company exercises its option.

         Tarzian owns and operates two television stations and four radio stations: WRCB-TV Channel 3 in Chattanooga, Tennessee, an NBC affiliate; KTVN-TV Channel 2 in Reno, Nevada, a CBS affiliate; WGCL-AM and WTTS-FM in Bloomington, Indiana; and WAJI-FM and WLDE-FM in Fort Wayne, Indiana. The Chattanooga and Reno markets are the 86th and the 109th largest television markets in the United States, respectively, as ranked by Nielsen Media Research.

         On February 12, 1999, Tarzian filed a complaint against Bull Run and U.S. Trust Company of Florida Savings Bank as Personal Representative of the Estate in the United States District Court for the Southern District of Indiana. Tarzian claims that it had a binding and enforceable contract to purchase the Tarzian Shares from the Estate prior to Bull Run's purchase of the shares, and requested judgment providing that the contract be enforced. On May 3, 1999, the action was dismissed without prejudice against Bull Run, leaving the Estate as the sole defendant. The litigation between the Estate and Tarzian is ongoing and the Company cannot predict when the final resolution of the litigation will occur.

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

         Aggregate consideration (net of cash acquired) paid in the Company's Class B Common Stock and cash was approximately $146.4 million which included a base purchase price of $139.0 million, transaction expenses of $2.8 million and certain net working capital adjustments (excluding cash) of $4.6 million. In addition to the amount paid, the Company assumed approximately $600,000 in liabilities in connection with the asset purchase of KXII. The Company funded the acquisitions by issuing 3,435,774 shares of the Company's Class B Common Stock (valued at $49.5 million) to the sellers, borrowing an additional $94.4 million under its Senior Credit Facility and using cash on hand of approximately $2.5 million. Based on the allocation of the purchase price, the excess of the purchase price over the fair value of the net tangible assets was approximately $148.9 million. The Company paid Bull Run a fee of $1.39 million for advisory services performed for the Company in connection with the Texas Acquisitions (excluding a $300,000 advisory fee in connection with the Company's Senior Credit Facility agreement detailed in Note
C). This fee was paid in full as of the acquisition date and included in the fee portion of the aggregate consideration for the Texas Acquisitions described above.

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

                                                                          YEAR ENDED DECEMBER 31,
                                                                         -------------------------
                                                                            1999            1998
                                                                         ---------       ---------
                                                                                (UNAUDITED)
Revenues, net                                                            $ 162,038       $ 161,544
                                                                         =========       =========

Net loss available to common stockholders                                $ (11,454)      $ (11,458)
                                                                         =========       =========

 Loss per share available to common stockholders:
    Basic and diluted                                                    $   (0.74)      $   (0.75)
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

1998 Acquisitions and Disposition

         On July 31, 1998, the Company completed the purchase of all of the outstanding capital stock of Busse Broadcasting Corporation ("Busse"). The purchase price was approximately $126.6 million, less the accreted value of Busse's 11 5/8% Senior Secured Notes due 2000 (the "Busse Senior Notes"). The purchase price of the capital stock consisted of the contractual purchase price of $112.0 million, associated transaction costs of $3.9 million, acquisition costs associated with the Busse Senior Notes of $5.1 million and Busse's cash and cash equivalents of $5.6 million. Immediately following the acquisition of Busse, the Company exercised its right to satisfy and discharge the Busse Senior Notes, effectively prefunding the Busse Senior Notes at the October 15, 1998 call price of 106 plus accrued interest. The amount necessary to satisfy and discharge the Busse Senior Notes was approximately $69.9 million. Based on the final allocation of the purchase price, the excess of the purchase price over the fair value of net tangible assets acquired was approximately $121.6 million.

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

         As a result of these transactions, the Company added the following television stations to its broadcast group: KOLN-TV ("KOLN"), the CBS affiliate serving the Lincoln-Hastings-Kearney, Nebraska market; its satellite station KGIN-TV ("KGIN"), the CBS affiliate serving Grand Island, Nebraska; and WEAU, an NBC affiliate serving the La Crosse-Eau Claire, Wisconsin market. These transactions also satisfied the Federal Communication Commission's (the "FCC") requirement for the Company to divest itself of WALB. The transactions described above are referred to herein as the "Busse-WALB Transactions."

         The Company paid Bull Run a fee of approximately $2.0 million for services performed in connection with the Busse-WALB Transactions.

         Unaudited pro forma operating data for the year ended December 31 , 1998 is presented below and assumes that the Busse-WALB Transactions were completed on January 1, 1998. The above described unaudited pro forma operating data excludes a pre-tax gain of approximately $72.6 million and estimated deferred income taxes of approximately $28.3 million in connection with the disposition of WALB.

         This unaudited pro forma operating data does not purport to represent the Company's actual results of operations had the Busse-WALB Transactions been completed on January 1, 1998, and should not serve as a forecast of the Company's operating results for any future periods. The pro forma adjustments are based solely upon certain assumptions that management believes are reasonable under the circumstances at this time. Unaudited pro forma operating data for the years ended December 31, 1998, is as follows (in thousands, except per common share data):

                                                                                 YEAR ENDED
                                                                              DECEMBER 31, 1998
                                                                              -----------------
                                                                                 (UNAUDITED)
Revenues, net                                                                     $ 133,661
                                                                                  =========

Net loss available to common stockholders                                         $  (4,562)
                                                                                  =========

 Loss per share available to common stockholders:
    Basic and diluted                                                             $   (0.38)
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

C.       LONG-TERM DEBT

         Long-term debt consists of the following (in thousands):

                                                                                          DECEMBER 31,
                                                                                 -----------------------------
                                                                                    2000               1999
                                                                                 ---------           ---------
Senior Credit Facility                                                           $ 214,500           $ 221,000
10 5/8% Senior Subordinated Notes due 2006                                         160,000             160,000
Other                                                                                  387                 702
                                                                                 ---------           ---------
                                                                                   374,887             381,702
Less current portion                                                                  (200)               (316)
                                                                                 ---------           ---------
                                                                                 $ 374,687           $ 381,386
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

         At December 31, 2000, the Company had approximately $214.5 million borrowed under the Senior Credit Facility with approximately $63.0 million available under the agreement. Also as of December 31, 2000, the Company was incurring interest at a rate of Prime plus 1.125% and/or LIBOR plus 2.375% for funds borrowed under the Revolving Commitment and the Term Loan A Commitment. For funds borrowed under the Term Loan B Commitment, the Company was incurring interest at Prime plus 2.0% and/or LIBOR plus 3.25%. The effective interest rate on the Senior Credit Facility at December 31, 2000 and 1999 was 9.7% and 8.9%, respectively. The Company is charged a commitment fee on the excess of the aggregate average daily available credit limit less the amount outstanding. At December 31, 2000, the commitment fee was 0.50% per annum.

         The maturity schedule for the Revolving Commitment and the Term Loan A Commitment did not change as a result of the amendment to the Senior Credit Facility. As of December 31, 2000, the Company had $27.0 million borrowed under the Revolving Commitment and the $100.0 million credit limit has or will automatically reduce as follows: 10% in 2000, 15% in 2001, 15% in 2002, 20% in 2003, 25% in 2004 and 15% in 2005. As of December 31, 2000, the Company had $87.5 million borrowed under the Term Loan A Commitment. The principal amount outstanding under the Term Loan A Commitment became fixed, and no further borrowings can be made thereunder, on December 30, 1999 and has or will be paid as follows: $10.0 million in 2000, $10.0 million in 2001, $17.5 million in 2002, $17.5 million in 2003, $21.2 million in 2004 and $21.3 million in 2005. The principal amount outstanding under the Term Loan B Commitment will become fixed, and no further borrowings can be made thereunder, on March 30, 2001 and must be paid as follows: 1.0% in 2001, 1.0% in 2002, 1.0% in 2003, 1.0% in 2004 and
96.0% in 2005.

         The agreement pursuant to which the Senior Credit Facility was issued contains certain restrictive provisions, which, among other things, limit additional indebtedness and require minimum levels of cash flows. The Senior Subordinated Notes also contain similar restrictive provisions as well as limitations on restricted payments which include but are not limited to purchases or redemptions of the Company's capital stock.

         On September 20, 1996, the Company sold $160.0 million principal amount of the Company's Senior Subordinated Notes. Interest on the Senior Subordinated Notes is payable semi-annually on April 1 and October 1, commencing April 1, 1997. The Senior Subordinated Notes mature on October 1, 2006 and are redeemable, in whole or in part, at the Company's option after October 1, 2001. If the Senior Subordinated Notes are redeemed during the twelve-month period beginning on October 1 of the years indicated below, they will be redeemed at the redemption prices set forth below, plus accrued and unpaid interest to the date fixed for redemption.

                                             PERCENTAGE OF THE PRINCIPAL
                         YEAR                    AMOUNT OUTSTANDING
                  -------------------        ---------------------------

                  2001                               105.3125%
                  2002                               103.5410%
                  2003                               101.7710%
                  2004 and thereafter                100.0000%

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

         In 1999, the Company entered into an interest rate swap agreement to modify the interest characteristics of a portion of its outstanding debt. The agreement involves the exchange of an amount based on a variable interest rate for an amount based on a fixed interest rate over the life of the agreement without an exchange of the notional amount upon which the payments are based. The Company specifically designates this interest rate swap as a hedge of debt instruments and recognizes interest differentials as adjustments to interest expense in the period they occur. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment of interest expense related to the debt (the accrual accounting method). The related amount payable to, or receivable from, counter-parties is included in other liabilities or assets. The fair value of the swap agreements is not recognized in the financial statements. If, in the future, an interest rate swap agreement were terminated, any resulting gain or loss would be deferred and amortized to interest expense over the remaining life of the hedged debt instrument. In the event of early extinguishment of a designated debt obligation, any realized or unrealized gain or loss from the swap would be recognized in income coincident with the extinguishment.

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

         Aggregate minimum principal maturities on long-term debt as of December 31, 2000, were as follows (in thousands):

                    YEAR                MINIMUM PRINCIPAL MATURITIES
                  ----------            ----------------------------
                    2001                          $     200
                    2002                                 64
                    2003                             35,067
                    2004                             47,305
                    2005                            132,251
                  Thereafter                        160,000
                                                  ---------
                                                  $ 374,887
                                                  =========

         The Company made interest payments of approximately $40.8 million, $26.1 million, and $22.9 million during 2000, 1999 and 1998, respectively.

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

         The following summarizes activity relative to certain officers' agreements and the supplemental employee benefits (in thousands):

                                 YEAR ENDED DECEMBER 31,
                             --------------------------------
                               2000        1999        1998
                             --------    --------    --------
Beginning liability          $  1,401    $  1,443    $  1,526
Net expense (income)              (95)        136         119
Payments                         (627)       (178)       (202)
                             --------    --------    --------
Ending liability                  679       1,401       1,443
Less current portion             (154)       (480)       (315)
                             --------    --------    --------
                             $    525    $    921    $  1,128
                             ========    ========    ========

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

         The Series A Preferred Stock includes detachable warrants issued to Bull Run to purchase 731,250 shares of Class A Common Stock for $11.92 per share. Of these warrants 450,000 vested upon issuance, with the remaining warrants vesting in five equal annual installments commencing January 3, 1997, providing the Series A Preferred Stock remains outstanding. The Series A Preferred Stock is issued to

Bull Run. The holder of the Series A Preferred Stock will receive cash dividends at an annual rate of $800 per share. During 2000, the Company redeemed 500 shares of Series A Preferred Stock at a cost of $5.0 million. The liquidation or redemption price of the Series A Preferred Stock is $10,000 per share.

         The Series B Preferred Stock includes warrants to purchase an aggregate of 750,000 shares of Class A Common Stock at an exercise price of $16.00 per share. Of these warrants 450,000 vested upon issuance, with the remaining warrants vesting in five equal annual installments commencing on September 24, 1997. The shares of Series B Preferred Stock were issued to Bull Run and to J. Mack Robinson, Chairman of the Board of Bull Run and President and Chief Executive Officer of the Company, and certain of his affiliates. The Company obtained a written opinion from an investment banker as to the fairness of the terms of the sale of such Series B Preferred Stock with warrants. The holders of the Series B Preferred Stock will receive dividends at an annual rate of $600 per share, except the Company at its option may pay these dividends in cash or in additional shares. The liquidation or redemption price of the Series B Preferred Stock is $10,000 per share. In August 1998 and September 1997, the Company issued 50.9 shares and 60.0 shares of Series B Preferred Stock, respectively, as payment of dividends to the holders of its then outstanding Series B Preferred Stock. During 1998, the Company redeemed 760.9 shares of Series B Preferred Stock at a cost of $7.6 million. During 1999, the Company did not issue any shares of Series B Preferred Stock as dividends nor did it redeem any of the shares of Series B Preferred Stock. During 2000, the Company issued 11 shares of Series B Preferred Stock as payment of dividends to the holders of its then outstanding Series B Preferred Stock. The liquidation or redemption price of the Series B Preferred Stock is $10,000 per share.

         The Company is authorized by its Board of Directors to purchase up to two million shares of the Company's Class A or Class B Common Stock to either be retired or reissued in connection with the Company's benefit plans, including the Capital Accumulation Plan and the Incentive Plan. During 2000, 1999 and 1998, the Company purchased 11,361 shares of its Class B Common Stock, 20,000 shares of its Class B Common Stock and 30,750 shares of its Class A Common Stock, respectively, under this authorization. The 2000, 1999 and 1998 treasury shares were purchased at prevailing market prices with an average effective price of $12.55, $12.85 and $18.95 per share, respectively, and were funded from the Company's operating cash flow.

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

         The Company has a long-term incentive plan (the "Incentive Plan") that was amended by the Company's shareholders during 1999. The amendment increased the aggregate number of shares of the Company's common stock subject to awards under the Incentive Plan to 1.9 million from 900,000. As a result of this amendment, the Incentive Plan has 300,000 shares of the Company's Class A Common Stock and 1.6 million shares of the Company's Class B Common Stock reserved for grants to key personnel for (i) incentive stock options, (ii) non-qualified stock options, (iii) stock appreciation rights, (iv) restricted stock and (v) performance awards, as defined by the Incentive Plan. Shares of Common Stock underlying outstanding options or performance awards are counted against the Incentive Plan's maximum shares while such options or awards are outstanding. Under the Incentive Plan, the options granted typically vest after a two year period and expire three years after full vesting. However, options will vest immediately upon a "change in control" of the Company as such term is defined in the Incentive Plan. Options granted through December 31, 2000, have been granted at a price which approximates fair market value on the date of the grant. On December 11, 1998, the Company repriced certain Class B Common Stock grants made under the Incentive Plan, at a price which approximated the market price of the Class B Common Stock on that day.

         The Company also has a Stock Purchase Plan, which grants non-employee directors up to 7,500 shares of the Company's Class B Common Stock. Under this Stock Purchase Plan, the options granted vest at the beginning of the upcoming calendar year and expire at the end of January following that calendar year.

         Pro forma information regarding net income and earnings per share is required by SFAS No. 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of SFAS No. 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2000, 1999 and 1998, respectively: risk-free interest rates of 6.55%, 6.04% and 4.57%; dividend yields of 0.78%, 0.63% and 0.55%; volatility factors of the expected market price of the Company's Class A or Class B Common Stock of 0.27, 0.27 and 0.28; and a weighted-average expected life of the options of 4.9, 4.0 and 4.0 years.

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands, except per common share data):

                                                                        YEAR ENDED DECEMBER 31,
                                                                --------------------------------------
                                                                   2000          1999          1998
                                                                ----------    ----------    ----------

Pro forma income (loss) available to common stockholders        $   (8,245)   $   (8,329)   $   39,523
Pro forma income (loss) per common share:
     Basic                                                      $    (0.53)   $    (0.65)   $     3.31
     Diluted                                                    $    (0.53)   $    (0.65)   $     3.20

         A summary of the Company's stock option activity for Class A Common Stock, and related information for the years ended December 31, 2000, 1999, and 1998 is as follows (in thousands, except weighted average data):

                                                                     YEAR ENDED DECEMBER 31,
                                                 ---------------------------------------------------------------
                                                        2000                   1999                  1998
                                                 -------------------   -------------------   -------------------
                                                            WEIGHTED              WEIGHTED              WEIGHTED
                                                             AVERAGE               AVERAGE               AVERAGE
                                                            EXERCISE              EXERCISE              EXERCISE
                                                 OPTIONS     PRICE     OPTIONS     PRICE     OPTIONS     PRICE
                                                 -------    --------   -------    --------   -------    --------

Stock options outstanding -                         34       $14.04       36       $13.71       92       $ 7.43
     beginning of year
     Options granted                               -0-                   -0-                    19        17.81
     Options exercised                             (15)        8.89       (2)        8.89      (74)        7.08
     Options forfeited                             -0-                   -0-                    (1)        8.89
                                                   ---                   ---                   ---
Stock options outstanding - end of year             19       $17.81       34       $14.04       36       $13.71
                                                   ===                   ===                   ===
Exercisable at end of year                          19       $17.81       14       $ 8.89       16       $ 8.89

Weighted-average fair value of
     options granted during the year                                                                     $ 5.59

         The exercise price for Class A Common Stock options outstanding as of December 31, 2000, is $17.81 for the Incentive Plan. The weighted-average remaining contractual life of the Class A Common Stock options outstanding for the Incentive Plan is 2.9 years.

         A summary of the Company's stock option activity for Class B Common Stock, and related information for the years ended December 31, 2000, 1999, and 1998 is as follows (in thousands, except weighted average data):

                                                                       YEAR ENDED DECEMBER 31,
                                                  ----------------------------------------------------------------
                                                          2000                   1999                  1998
                                                  --------------------   -------------------    ------------------
                                                              WEIGHTED              WEIGHTED              WEIGHTED
                                                              AVERAGE               AVERAGE               AVERAGE
                                                              EXERCISE              EXERCISE              EXERCISE
                                                  OPTIONS      PRICE     OPTIONS     PRICE      OPTIONS    PRICE
                                                  -------     --------   -------    --------    ------    --------

Stock options outstanding -                           820      $13.78       659      $14.36       630      $15.80
     beginning of year
     Options granted                                  965       10.37       241       12.85       589       14.43
     Options exercised                                -0-                   -0-                   (86)      11.05
     Options forfeited                                (36)      12.52       (18)      14.41      (474)      16.95
     Options expired                                  (52)      14.00       (62)      16.13       -0-
                                                   ------                  ----                  ----
Stock options outstanding - end of year             1,697      $11.86       820      $13.78       659      $14.36
                                                   ======                  ====                  ====

Exercisable at end of year                            569      $14.05       449      $14.20        84      $14.65

Weighted-average fair value of
     options granted during the year                           $ 3.40                $ 3.67                $ 3.95

         Exercise prices for Class B Common Stock options outstanding as of December 31, 2000, ranged from $10.13 to $14.50 for the Incentive Plan and $12.75 to $13.00 for the Stock Purchase Plan. The weighted-average remaining contractual life of the Class B Common Stock options outstanding for the Incentive Plan and Stock Purchase Plan is 3.6 and 0.5 years, respectively.

G. INCOME TAXES

         The Company uses the liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

         Federal and state income tax expense (benefit) included in the consolidated financial statements are summarized as follows (in thousands):

                                              YEAR ENDED DECEMBER 31,
                                       -------------------------------------
                                          2000          1999          1998
                                       ---------      --------      --------
Current
    Federal                                   -0-     $      6      $    414
    State and local                          587           423           937
Deferred                                  (2,454)       (2,739)       26,793
                                       ---------      --------      --------
                                       $  (1,867)     $ (2,310)     $ 28,144
                                       =========      ========      ========

         The total provision for income taxes for 1998 included a deferred tax charge of $28.3 million which related to the exchange of WALB's assets for the assets of WEAU. For income tax purposes, the gain on the exchange of WALB qualified for deferred capital gains treatment under the "like-kind exchange" provision of Section 1031 of the Internal Revenue Code of 1986.

         Significant components of the Company's deferred tax liabilities and assets are as follows (in thousands):

                                                                       DECEMBER 31,
                                                                 ----------------------
                                                                   2000          1999
                                                                 --------      --------
Deferred tax liabilities:
     Net book value of property and equipment                    $ 11,272      $ 13,036
     Goodwill and other intangibles                                78,456        75,487
     Other                                                            122           122
                                                                 --------      --------
            Total deferred tax liabilities                         89,850        88,645

Deferred tax assets:
     Liability under supplemental retirement plan                   (257)           517
     Allowance for doubtful accounts                                  322           383
     Difference in basis of assets held for sale                      -0-         1,106
     Federal operating loss carryforwards                          13,163         9,251
     State and local operating loss carryforwards                   3,319         2,959
     Other                                                            707           242
                                                                 --------      --------
            Total deferred tax assets                              17,254        14,458
     Valuation allowance for deferred tax assets                     (340)       (1,203)
                                                                 --------      --------
            Net deferred tax assets                                16,914        13,255
                                                                 --------      --------

Deferred tax liabilities, net                                    $ 72,936      $ 75,390
                                                                 ========      ========

         Approximately $46.8 million in federal operating loss carryforwards will expire by the year ended December 31, 2020. Additionally, the Company has approximately $100.2 million in state operating loss carryforwards.

         A reconciliation of income tax expense at the statutory federal income tax rate and income taxes as reflected in the consolidated financial statements is as follows (in thousands):

                                                                                 YEAR ENDED DECEMBER 31,
                                                                       --------------------------------------
                                                                         2000            1999          1998
                                                                       --------        --------      --------
         Statutory rate applied to income (loss)                       $ (2,746)       $ (2,932)     $ 24,431
         State and local taxes, net of federal tax benefits                 368             296         3,472
         Other items, net                                                   511             326           241
                                                                       --------        --------      --------
                                                                       $ (1,867)       $ (2,310)     $ 28,144
                                                                       ========        ========      ========

         The Company received income tax refunds (net of payments) of $269,000 in 2000 and the Company made income tax payments (net of refunds) of approximately $800,000 and $1.5 million during 1999 and 1998, respectively. At December 31, 2000 and 1999, the Company had current recoverable income taxes of approximately $1.2 million and $2.1 million, respectively.

         The Internal Revenue Service (the "IRS") is auditing the Company's federal tax return for the year ended December 31, 1996. In conjunction with this examination, the Company extended the time period that the IRS has to audit the Company's federal tax returns for the 1996 and 1997 tax years until December 31, 2001. The Company can not predict when the IRS will conclude such audit or if the IRS will propose any adjustments to the Company's tax return.


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

         The following summarizes the plan's funded status and related assumptions (dollars in thousands):

                                                                               DECEMBER 31,
                                                                       -------------------------
                                                                         2000             1999
                                                                       --------          -------
        CHANGE IN BENEFIT OBLIGATION:
            Benefit obligation at beginning of year                    $  8,951          $ 8,322
            Service cost                                                    931              750
            Interest cost                                                   598              529
            Actuarial (gains) losses                                        141             (203)
            Benefits paid                                                  (413)            (447)
                                                                       --------          -------
            Benefit obligation at end of year                          $ 10,208          $ 8,951
                                                                       ========          =======

        CHANGE IN PLAN ASSETS:
            Fair value of plan assets at beginning of year             $  8,059          $ 7,407
            Actual return on plan assets                                    334              516
            Company contributions                                           223              583
            Benefits paid                                                  (413)            (447)
                                                                       --------          -------
            Fair value of plan assets at end of year                   $  8,203          $ 8,059
                                                                       ========          =======

        COMPONENTS OF ACCRUED BENEFIT COSTS:
            Underfunded status of the plan                             $ (2,005)         $  (891)
            Unrecognized net actuarial loss                                 456               94
            Unrecognized net transition amount                              (81)            (134)
            Unrecognized prior service cost                                  (1)              (3)
                                                                       --------          -------
            Accrued benefit cost                                       $ (1,631)         $  (934)
                                                                       ========          =======

        WEIGHTED-AVERAGE ASSUMPTIONS AS OF DECEMBER 31:
            Discount rate                                                   6.8%             6.8%
            Expected long-term rate of return on plan assets                7.0%             6.8%
            Estimated rate of increase in compensation levels               5.0%             5.0%

The net periodic pension cost includes the following components (in thousands):

                                                                            YEAR ENDED DECEMBER 31,
                                                                    ------------------------------------
                                                                     2000           1999           1998
                                                                    ------         ------         ------
        COMPONENTS OF NET PERIODIC PENSION COST:
            Service cost                                            $  931         $  750         $  616
            Interest cost                                              598            529            496
            Expected return on plan assets                            (553)          (516)          (475)
            Amortization of prior service cost                          (1)            (1)            (1)
            Amortization of transition (asset) or obligation           (54)           (54)           (54)
                                                                    ------         ------         ------
            Pension cost                                            $  921         $  708         $  582
                                                                    ======         ======         ======

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

         Employee contributions to the Capital Accumulation Plan, not to exceed 6% of the employees' gross pay, are matched by Company contributions. Since 1997, the Company's percentage match has been made by a contribution of the Company's Class B Common Stock. The Company's percentage match amount is declared by the Company's Board of Directors before the beginning of each plan year. The Company's percentage match was 50% for the three years ended December 31, 2000. The Company contributions vest, based upon each employee's number of years of service, over a period not to exceed five years.

         Company matching contributions aggregating $685,223, $613,983 and $491,524 were charged to expense for 2000, 1999 and 1998, respectively, for the issuance of 59,969, 44,715 and 29,305 shares of Class B Common Stock, respectively.

I. COMMITMENTS AND CONTINGENCIES

         The Company has various operating lease commitments for equipment, land and office space. The Company also has commitments for various television film exhibition rights and for digital television ("DTV") equipment. The license periods for the film exhibition rights had not yet commenced nor had the DTV equipment been delivered as of December 31, 2000. Rent expense resulting from operating leases for the years ended December 31, 2000, 1999 and 1998 were $1.5 million, $1.8 million and $1.8 million, respectively. Future minimum payments under operating leases with initial or remaining noncancelable lease terms in excess of one year, obligations under film exhibition rights for which the license period had not yet commenced and commitments for DTV equipment are as follows (in thousands):

                                           DTV
            YEAR                        EQUIPMENT        LEASE         FILM          TOTAL
         ----------                     ---------       -------      --------      --------
            2001                         $   -0-        $ 1,111      $  1,846      $  2,957
            2002                           2,298            724         4,097         7,119
            2003                             -0-            502         2,667         3,169
            2004                             -0-            218         2,565         2,783
            2005                             -0-            134         1,665         1,799
         Thereafter                          -0-          1,317            33         1,350
                                         -------        -------      --------      --------
                                         $ 2,298        $ 4,006      $ 12,873      $ 19,177
                                         =======        =======      ========      ========

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

                                                                                    YEAR ENDED DECEMBER 31,
                                                                    ---------------------------------------------------
                                                                        2000               1999                 1998
                                                                    -----------         -----------         -----------
                                                                                        (IN THOUSANDS)
        Operating revenues:
             Broadcasting                                           $   120,640         $    97,015         $    91,007
             Publishing                                                  41,499              37,808              29,330
             Paging                                                       9,074               9,130               8,553
                                                                    -----------         -----------         -----------
                                                                    $   171,213         $   143,953         $   128,890
                                                                    ===========         ===========         ===========

        Operating income:
              Broadcasting(1)                                       $    23,719         $    15,763         $    21,113
              Publishing                                                  6,726               5,792               2,867
              Paging                                                        653                 505                 947
                                                                    -----------         -----------         -----------
        Total operating income(1)                                        31,098              22,060              24,927
        Gain on exchange of television station                              -0-                 -0-              72,646
        Valuation adjustment of goodwill and other assets                   -0-                 -0-              (2,074)
        Miscellaneous income and (expense), net                             781                 336                (242)
        Interest expense                                                (39,957)            (31,021)            (25,454)
                                                                    -----------         -----------         -----------
        Income (loss) before income taxes                           $    (8,078)        $    (8,625)        $    69,803
                                                                    ===========         ===========         ===========

         Operating income is total operating revenue less operating expenses, excluding gain on exchange of television station, valuation adjustment of goodwill and other assets, miscellaneous income and expense (net) and interest. Corporate and administrative expenses are allocated to operating income based on net segment revenues.

                                                                                    YEAR ENDED DECEMBER 31,
                                                                        ---------------------------------------------
                                                                          2000              1999              1998
                                                                        ---------         ---------         ---------
                                                                                         (IN THOUSANDS)
        Depreciation and amortization expense:
             Broadcasting                                               $  26,490         $  20,199         $  14,713
             Publishing                                                     2,451             2,302             1,554
             Paging                                                         2,083             1,848             1,773
                                                                        ---------         ---------         ---------
                                                                           31,024            24,349            18,040
             Corporate                                                        183               102                77
                                                                        ---------         ---------         ---------
        Total depreciation and amortization expense                     $  31,207         $  24,451         $  18,117
                                                                        =========         =========         =========

        Media cash flow:
             Broadcasting                                               $  53,053         $  39,207         $  38,446
             Publishing                                                    10,227             9,130             5,214
             Paging                                                         2,967             2,607             2,964
                                                                        ---------         ---------         ---------
                                                                        $  66,247         $  50,944         $  46,624
                                                                        =========         =========         =========

        Media cash flow reconciliation:
             Operating income(1)                                        $  31,098         $  22,060         $  24,927
             Add:
             Amortization of program license rights                         5,307             5,340             4,251
             Depreciation and amortization                                 31,207            24,451            18,117
             Corporate overhead                                             3,594             3,448             3,063
             Non-cash compensation and contribution to 401(k)
                  Plan, paid in Common Stock                                  655               599               476
             Less:
             Payments for program license liabilities                      (5,614)           (4,954)           (4,210)
                                                                        ---------         ---------         ---------
                                                                        $  66,247         $  50,944         $  46,624
                                                                        =========         =========         =========

        Capital expenditures:
             Broadcasting                                               $   7,632         $   9,152         $   6,718
             Publishing                                                       625               967               934
             Paging                                                           902             1,029             1,461
                                                                        ---------         ---------         ---------
                                                                            9,159            11,148             9,113
             Corporate                                                        194               564               158
                                                                        ---------         ---------         ---------
        Total capital expenditures                                      $   9,353         $  11,712         $   9,271
                                                                        =========         =========         =========

                                                                                    DECEMBER 31,
                                                                    -------------------------------------------
                                                                       2000            1999             1998
                                                                    ---------        ---------        ---------
                                                                                  (IN THOUSANDS)
        Identifiable assets:
             Broadcasting                                           $ 564,323        $ 584,694        $ 410,039
             Publishing                                                33,260           34,584           17,196
             Paging                                                    22,404           23,822           25,563
                                                                    ---------        ---------        ---------
                                                                      619,987          643,100          452,798
             Corporate                                                 16,785           15,057           16,176
                                                                    ---------        ---------        ---------
        Total identifiable assets                                   $ 636,772        $ 658,157        $ 468,974
                                                                    =========        =========        =========

(1) Operating income excludes gain on exchange of television station of $72.6 million recognized for the exchange of WALB and valuation adjustments of goodwill and other assets of $2.1 million in 1998.

K. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                       FISCAL QUARTERS
                                                 -----------------------------------------------------------
                                                  FIRST            SECOND           THIRD            FOURTH
                                                 --------         --------         --------         --------
                                                          (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
YEAR ENDED DECEMBER 31, 2000:
Operating revenues                               $ 38,888         $ 43,408         $ 41,610         $ 47,307
Operating income                                    4,101            8,481            8,562            9,954
Net income (loss)                                  (3,849)          (1,370)          (1,134)             141
Net loss available to common stockholders          (4,101)          (1,623)          (1,387)            (113)
Basic and diluted loss per share                 $  (0.27)        $  (0.10)        $  (0.09)        $  (0.01)

YEAR ENDED DECEMBER 31, 1999:
Operating revenues                               $ 31,392         $ 35,029         $ 33,530         $ 44,002
Operating income                                    4,333            5,661            4,290            7,776
Net loss                                           (1,560)          (1,080)          (1,968)          (1,707)
Net loss available to common stockholders          (1,813)          (1,333)          (2,220)          (1,959)
Basic and diluted loss per share                 $  (0.15)        $  (0.11)        $  (0.19)        $  (0.13)


         Because of the method used in calculating per share data, the quarterly per share data will not necessarily add to the per share data as computed for the year.

         The Company completed the Goshen Acquisition and the Texas Acquisitions in the first and fourth quarters, respectively, of 1999. See Note B for further discussion of these transactions.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III


         The information called for by Part III of Form 10-K is incorporated by reference to the Company's Definitive Proxy Statement relating to its annual meeting of shareholders to be held June 28, 2001, which will be filed by the Registrant with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (A) (1) AND (2) LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES.

         (1)   FINANCIAL STATEMENTS.

         The following consolidated financial statements of Gray Communications Systems, Inc. are included in Item 8:

         Report of Independent Auditors

         Consolidated Balance Sheets at December 31, 2000 and 1999

         Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998

         Consolidated Statements of Stockholders' Equity for the years ended December 31, 2000, 1999 and 1998

         Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998

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

         (B)   REPORTS ON FORM 8-K.

         None.

      (C)    EXHIBITS.

EXHIBIT
  NO.                                  DESCRIPTION
-------       ------------------------------------------------------------------
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

  4.1         Indenture for the Company's 105/8% Senior Subordinated Notes due
               2006 (incorporated by reference to Exhibit 4.1 to the Company's registration statement on Form S-1 (Registration No. 333-4338)
               (the "Form S-1"))

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

EXHIBIT
  NO.                                  DESCRIPTION
-------       ------------------------------------------------------------------

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

  4.9         Second Amendment to Amended and Restated Loan Agreement dated as of the 3rd day of March, 1999, by and among Gray Communications
               Systems, Inc., as Borrower, the Banks (as defined in the loan agreement) and NationsBank, N.A., as administrative agent on behalf of the Banks (incorporated by reference to Exhibit 4.9 to the Company's Form 10-K for the year ended December 31, 1998)

 4.10         Consent Agreement entered into as of the 26th day of February,
               1999 by and among Gray Communications Systems, Inc., as Borrower, the Banks (as defined in the Loan Agreement) and NationsBank N.A.
               as administrative agent on behalf of the Banks (incorporated by reference to Exhibit 4.10 to the Company's Form 10-K for the year ended December 31, 1998)

 4.11         Second Amended and Restated Loan Agreement dated as of October 1,
               1999 by and among Gray Communications Systems, Inc., as Borrower;
               The Financial Institutions Signatory Hereto, as Lenders; and Bank of America, N.A., as Administrative Agent for the Lenders with Banc of America Securities LLC as Lead Arranger and Book Manager;
               Key Corporate Capital, Inc., as documentation agent and First
               Union National Bank, as Syndication Agent (incorporated by reference to Exhibit 99.1 to the Company's Form 8-K dated October
               15, 1999)

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

 10.3         Warrant, dated January 4, 1996, to purchase 487,500 shares of
               Class A Common Stock (incorporated by reference to the Form S-1)

 10.4         Employment Agreement, dated February 12, 1996 between the Company and Robert A. Beizer (incorporated by reference to the Form S-1)

 10.5         Form of Preferred Stock Exchange and Purchase Agreement between the Company and Bull Run Corporation (incorporated by reference to the Form S-1)

 10.6         Form of Warrant to purchase 500,000 shares of Class A Common
               Stock (incorporated by reference to the Form S-1)

 10.7         Form of amendment to employment agreement between the Company and
               Robert A. Beizer, dated December 12, 1996 (incorporated by reference to Exhibit 10.19 to the Company's Form 10-K for the year ended December 31, 1996)

EXHIBIT
  NO.                                  DESCRIPTION
-------       ------------------------------------------------------------------

 10.8         Amendment to the Company's Long-Term Incentive Plan (incorporated by reference to Exhibit 10.19 to the Company's Form 10-K for the year ended December 31, 1996)

 10.9         Asset Purchase Agreement by and among Gray Communications
               Systems, Inc., Gray Communications of Indiana, Inc., News
               Printing Company, Inc., Jane Gemmer and John Gemmer dated as of
               February 28, 1999 (incorporated by reference to Exhibit 10.16 to the Company's Form 10-K for the year ended December 31, 1998)

10.10         Agreement and Plan of Merger by and among Gray Communications
               Systems, Inc., Gray Communications of Texas, Inc. and KWTX
               Broadcasting Company dated as of April 13, 1999 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended March 31, 1999)

10.11         Agreement and Plan of Merger by and among Gray Communications
               Systems, Inc., Gray Communications of Texas, Inc. and Brazos
               Broadcasting Company dated as of April 13, 1999 (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended March 31, 1999)

10.12         Asset Purchase Agreement by and among Gray Communications
               Systems, Inc., Gray Communications of Texas-Sherman, Inc., KXII
               Licensee Corp., KXII Television, Ltd., K-Twelve, Ltd., KBI 1,
               Inc., KBI 2 Inc., KXII Properties, Inc. and the Shareholders of
               KXII Properties, Inc. dated as of April 26, 1999 (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q for the quarter ended March 31, 1999)

21            List of Subsidiaries

23            Consent of Ernst & Young LLP


(D) FINANCIAL STATEMENT SCHEDULES - The response to this section is submitted as a part of (a)(1) and (2).

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           GRAY COMMUNICATIONS SYSTEMS, INC.


Date:   March 9, 2001               By:           /s/ J. MACK ROBINSON
                                       ----------------------------------------
                                                   J. Mack Robinson,
                                         President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:   March 9, 2001               By:        /s/ WILLIAM E. MAYHER, III
                                       ----------------------------------------
                                                William E. Mayher, III,
                                                 Chairman of the Board


Date:   March 9, 2001               By:          /s/ J. MACK ROBINSON
                                       ----------------------------------------
                                               J. Mack Robinson, Director


Date:   March 9, 2001               By:          /s/ RICHARD L. BOGER
                                       ----------------------------------------
                                               Richard L. Boger, Director


Date:   March 9, 2001               By:        /s/ HILTON H. HOWELL, JR.
                                       ----------------------------------------
                                             Hilton H. Howell, Jr., Director


Date:   March 9, 2001               By:          /s/ HOWELL W. NEWTON
                                       ----------------------------------------
                                               Howell W. Newton, Director


Date:   March 9, 2001               By:             /s/ HUGH NORTON
                                       ----------------------------------------
                                                 Hugh Norton, Director


Date:   March 9, 2001               By:       /s/ ROBERT S. PRATHER, JR.
                                       ----------------------------------------
                                           Robert S. Prather, Jr., Director


Date:   March 9, 2001               By:        /s/ HARRIETT J. ROBINSON
                                       ----------------------------------------
                                             Harriett J. Robinson, Director


Date:   March 9, 2001               By:            /s/ JAMES C. RYAN
                                       ----------------------------------------
                                                    James C. Ryan,
                                                   Vice President &
                                                Chief Financial Officer


Date:   March 9, 2001               By:        /s/ JACKSON S. COWART, IV
                                       ----------------------------------------
                                                 Jackson S. Cowart, IV,
                                                Chief Accounting Officer

                         REPORT OF INDEPENDENT AUDITORS

               We have audited the consolidated financial statements of Gray Communications Systems, Inc. as of December 31, 2000 and 1999, and for each of the three years in the period ended December 31, 2000, and have issued our report thereon dated January 29, 2001. Our audits also included the financial statement schedule listed in Item 14(a). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

               In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                  Ernst & Young LLP

Atlanta, Georgia
January 29, 2001

                        GRAY COMMUNICATIONS SYSTEMS, INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

           COL. A                             COL. B                  COL. C                  COL. D          COL. E
------------------------------             -----------      ---------------------------   --------------    ----------
                                                                    ADDITIONS
                                                            ---------------------------
                                            BALANCE AT      CHARGED TO      CHARGED TO                      BALANCE AT
                                            BEGINNING        COSTS AND       OTHER                            END OF
DESCRIPTION                                 OF PERIOD        EXPENSES       ACCOUNTS(2)   DEDUCTIONS(1)      PERIOD
-----------                                -----------      ----------      -----------   -------------     ----------
YEAR ENDED DECEMBER 31, 2000
Allowance for doubtful accounts             $1,008,000       $577,000             -0-       $  740,000      $  845,000

YEAR ENDED DECEMBER 31, 1999
Allowance for doubtful accounts             $1,212,000       $629,000        $220,000       $1,053,000      $1,008,000

YEAR ENDED DECEMBER 31, 1998
Allowance for doubtful accounts             $1,253,000       $831,000        $ 61,000       $  933,000      $1,212,000

---------------------

(1)  Deductions are write-offs of amounts not considered collectible.

(2)  Represents amounts recorded in connection with acquisitions.