Form 10-Q
period 2001-03-31
GRAY COMMUNICATIONS SYSTEMS INC /GA/
filed 2001-05-14
CIK 43196

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(MARK ONE)
  [X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001.

                                       OR
  [ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

 FOR THE TRANSITION PERIOD FROM _________  TO  _________ .

COMMISSION FILE NUMBER 1-13796

                        GRAY COMMUNICATIONS SYSTEMS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  GEORGIA                               58-0285030
   ---------------------------------------       --------------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

 CLASS A COMMON STOCK, (NO PAR VALUE)      CLASS B COMMON STOCK, (NO PAR VALUE)
---------------------------------------    ------------------------------------
  6,848,467 SHARES AS OF MAY 14, 2001       8,753,967 SHARES AS OF MAY 14, 2001

INDEX

                        GRAY COMMUNICATIONS SYSTEMS, INC.


PART I.           FINANCIAL INFORMATION                                                 PAGE
-------           ---------------------                                                 ----
Item 1            Financial Statements

                  Condensed consolidated balance sheets - March 31, 2001 (Unaudited)      3
                  and December 31, 2000

                  Condensed consolidated statements of operations (Unaudited) -           5
                  Three months ended March 31, 2001 and 2000

                  Condensed consolidated statement of stockholders' equity
                  (Unaudited) - Three months ended March 31, 2001                         6

                  Condensed consolidated statements of cash flows (Unaudited) -
                  Three months ended March 31, 2001 and 2000                              7

                  Notes to condensed consolidated financial statements (Unaudited) -      8
                  March 31, 2001

Item 2            Management's Discussion and Analysis of Financial Condition            10
                  and Results of Operations

PART II           OTHER INFORMATION

Item 6            Exhibits and Reports on Form 8-K                                       16

SIGNATURES

PART I.           FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS


                        GRAY COMMUNICATIONS SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                               MARCH 31,              DECEMBER 31,
                                                                                 2001                    2000
                                                                             -------------            -------------
                                                                             (UNAUDITED)
CURRENT ASSETS:
     Cash and cash equivalents                                                $   1,104,586           $   2,214,838
     Trade accounts receivable, less allowance for doubtful accounts
         of $841,000 and  $845,000, respectively                                 24,310,989              30,321,372
     Recoverable income taxes                                                     1,229,319               1,196,408
     Inventories                                                                  1,376,488               1,472,377
     Current portion of program broadcast rights                                  2,473,342               3,723,988
     Other current assets                                                         1,271,476                 670,718
                                                                              -------------           -------------
Total current assets                                                             31,766,200              39,599,701

PROPERTY AND EQUIPMENT:
     Land                                                                         4,905,121               4,905,121
     Buildings and improvements                                                  16,676,980              16,639,424
     Equipment                                                                  107,314,503             106,783,692
                                                                              -------------           -------------
                                                                                128,896,604             128,328,237
     Allowance for depreciation                                                 (59,893,078)            (55,730,599)
                                                                              -------------           -------------
                                                                                 69,003,526              72,597,638

OTHER ASSETS:
     Deferred loan costs, net                                                     7,817,566               8,203,055
     Goodwill and other intangibles, net:
       Licenses and network affiliation agreements                              433,288,033             436,255,773
       Goodwill                                                                  73,488,813              73,978,230
       Consulting and noncompete agreements                                       1,259,588               1,381,545
     Other                                                                        4,551,694               4,755,793
                                                                              -------------           -------------
                                                                                520,405,694             524,574,396
                                                                              -------------           -------------

                                                                              $ 621,175,420           $ 636,771,735
                                                                              =============           =============


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        GRAY COMMUNICATIONS SYSTEMS, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)



                                                                                       MARCH 31,         DECEMBER 31,
                                                                                         2001                2000
                                                                                     -------------       -------------
                                                                                      (UNAUDITED)
CURRENT LIABILITIES:
     Trade accounts payable (includes $200,000 payable
          to Bull Run Corporation, respectively)                                     $   5,067,051       $   4,452,911
     Employee compensation and benefits                                                  5,322,579           6,630,078
     Accrued expenses                                                                    1,434,505           1,631,490
     Accrued interest                                                                   10,604,437           6,875,294
     Current portion of program broadcast obligations                                    2,289,503           3,605,960
     Deferred revenue                                                                    3,008,075           3,015,044
     Current portion of long-term debt                                                     166,000             200,000
     SFAS 133 derivative valuation allowance                                               975,000                 -0-
                                                                                     -------------       -------------
Total current liabilities                                                               28,867,150          26,410,777

LONG-TERM DEBT                                                                         367,680,112         374,687,052

OTHER LONG-TERM LIABILITIES:
     Program broadcast obligations, less current portion                                   282,877             303,308
     Supplemental employee benefits                                                        596,622             525,151
     Deferred income taxes                                                              70,311,767          72,935,799
     Other deferred liabilities                                                                -0-           3,650,115
     Other acquisition related liabilities                                               2,196,793           2,298,734
                                                                                     -------------       -------------
                                                                                        73,388,059          79,713,107
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Serial Preferred Stock, no par value; authorized 20,000,000 shares; issued and outstanding 861 shares, respectively ($8,605,788 aggregate
       liquidation value, respectively)                                                  8,605,788           8,605,788
     Class A Common Stock, no par value; authorized 15,000,000
       shares; issued 7,961,574 shares, respectively                                    10,683,709          10,683,709
     Class B Common Stock, no par value; authorized 15,000,000
       shares; issued 8,750,630 and 8,708,820 shares, respectively                     117,107,199         116,486,600
     Accumulated other comprehensive income (loss)                                        (117,526)                -0-
     Retained earnings                                                                  23,299,647          28,793,364
                                                                                     -------------       -------------
                                                                                       159,578,817         164,569,461
     Treasury Stock at cost, Class A Common Stock, 1,113,107 shares,
       respectively                                                                     (8,338,718)         (8,338,718)
     Treasury Stock at cost, Class B Common Stock, 0 and 24,257 shares,
       respectively                                                                            -0-            (269,944)
                                                                                     -------------       -------------
                                                                                       151,240,099         155,960,799
                                                                                     -------------       -------------
                                                                                     $ 621,175,420       $ 636,771,735
                                                                                     =============       =============

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        GRAY COMMUNICATIONS SYSTEMS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,
                                                               ---------------------------------
                                                                  2001                 2000
                                                               ------------         ------------
OPERATING REVENUES
     Broadcasting (net of agency commissions)                  $ 25,042,113         $ 26,668,453
     Publishing                                                   9,739,846            9,921,227
     Paging                                                       2,146,610            2,298,121
                                                               ------------         ------------
                                                                 36,928,569           38,887,801
EXPENSES
     Broadcasting                                                16,307,988           16,915,750
     Publishing                                                   7,902,104            7,664,910
     Paging                                                       1,435,663            1,504,024
     Corporate and administrative                                   944,407            1,028,180
     Depreciation and amortization                                7,850,672            7,674,332
                                                               ------------         ------------
                                                                 34,440,834           34,787,196
                                                               ------------         ------------
                                                                  2,487,735            4,100,605
Miscellaneous income, net                                            70,933               63,301
SFAS 133 derivative valuation income (expense), net                (785,442)                 -0-
                                                               ------------         ------------
                                                                  1,773,226            4,163,906
Interest expense                                                  9,250,952            9,724,508
                                                               ------------         ------------
     LOSS BEFORE INCOME TAXES                                    (7,477,726)          (5,560,602)
Income tax benefit                                               (2,450,000)          (1,712,000)
                                                               ------------         ------------
     NET LOSS                                                    (5,027,726)          (3,848,602)
Preferred dividends                                                 154,087              252,500
                                                               ------------         ------------
     NET LOSS AVAILABLE TO COMMON STOCKHOLDERS                 $ (5,181,813)        $ (4,101,102)
                                                               ============         ============

AVERAGE OUTSTANDING COMMON SHARES:
     Basic and diluted                                           15,571,473           15,456,476
                                                               ============         ============

 LOSS PER SHARE AVAILABLE TO COMMON STOCKHOLDERS:
     Basic and diluted                                         $      (0.33)        $      (0.27)
                                                               ============         ============


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        GRAY COMMUNICATIONS SYSTEMS, INC.
      CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)


                                            Preferred                        Class A                              Class B
                                               Stock                       Common Stock                        Common Stock
                                         ---------------------      --------------------------        ---------------------------
                                         Shares      Amount            Shares          Amount            Shares           Amount
                                         ------      ------            ------          ------            ------           ------
Balance at December 31, 2000              861       $8,605,788       7,961,574       $10,683,709       8,708,820       $116,486,600

Comprehensive loss:
   Net loss for the three months
    ended March 31, 2001
   SFAS 133 derivative valuation
    income (expense), net


Total comprehensive loss

Common stock dividends ($.02
   per share)

Preferred stock dividends

Issuance of treasury stock:
   401 (k) plan                                                                                            3,110            100,741
   Non-qualified stock plan                                                                               38,700            519,858
                                       ------       ----------       ---------       -----------       ---------       ------------

Balance at March 31, 2001                 861       $8,605,788       7,961,574       $10,683,709       8,750,630       $117,107,199
                                       ======       ==========       =========       ===========       =========       ============


                                   Accumulated                           Class A                    Class B
                                      Other                           Treasury Stock              Treasury Stock
                                  Comprehensive     Retained     --------------------------   ----------------------
                                  Income (Loss)     Earnings       Shares        Amount        Shares       Amount       Total
                                  -------------   ------------   -----------    -----------   --------    ----------  ------------
Balance at December 31, 2000       $        --    $ 28,793,364    (1,113,107)   $(8,338,718)    (24,257)  $(269,944)  $155,960,799

Comprehensive loss:
   Net loss for the three months
    ended March 31, 2001                            (5,027,726)                                                         (5,027,726)
   SFAS 133 derivative valuation
    income (expense), net             (117,526)                                                                           (117,526)
                                                                                                                      ------------
Total comprehensive loss                                                                                                (5,145,252)

Common stock dividends ($.02
   per share)                                         (311,904)                                                           (311,904)

Preferred stock dividends                             (154,087)                                                           (154,087)

Issuance of treasury stock:
   401 (k) plan                                                                                   9,257     103,027        203,768
   Non-qualified stock plan                                                                      15,000     166,917        686,775

                                   -----------    ------------   -----------    ----------- -----------   ---------   ------------

Balance at March 31, 2001          $  (117,526)   $ 23,299,647    (1,113,107)   $(8,338,718)         --   $      --   $151,240,099
                                   ===========    ============   ===========    =========== ===========   =========   ============


See notes to condensed consolidated financial statements.

                        GRAY COMMUNICATIONS SYSTEMS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                            THREE MONTHS ENDED MARCH 31,
                                                                                        -----------------------------------
                                                                                            2001                  2000
                                                                                        ------------           -----------
OPERATING ACTIVITIES
Net loss                                                                                $ (5,027,726)          $ (3,848,602)
Adjustments to reconcile net loss to net cash provided by operating activities:
    Depreciation                                                                           4,270,780              4,077,529
    Amortization of intangible assets                                                      3,579,892              3,596,803
    Amortization of deferred loan costs                                                      385,491                381,804
    Amortization of program broadcast rights                                               1,352,940              1,309,740
    Payments for program broadcast rights                                                 (1,352,820)            (1,489,954)
    Supplemental employee benefits                                                           (82,548)               (42,932)
    Common stock contributed to 401(k) Plan                                                  203,768                192,116
    SFAS 133 derivative valuation expense                                                    785,442                    -0-
    Deferred income taxes                                                                 (2,552,000)            (1,776,000)
    Gain on disposal of assets                                                               (15,786)                (9,290)
    Changes in operating assets and liabilities:
        Receivables, inventories and other current assets                                  5,472,603              4,841,182
        Accounts payable and other current liabilities                                     2,985,849                557,563
                                                                                        ------------           ------------
                                     NET CASH PROVIDED BY OPERATING ACTIVITIES            10,005,885              7,789,959

INVESTING ACTIVITIES
    Purchases of property and equipment                                                   (4,326,075)            (2,228,979)
    Payments on purchase liabilities                                                        (101,941)              (133,653)
    Other                                                                                    132,035                341,638
                                                                                        ------------           ------------
                                         NET CASH USED IN INVESTING ACTIVITIES            (4,295,981)            (2,020,994)

FINANCING ACTIVITIES
    Dividends paid                                                                          (465,991)              (561,893)
    Proceeds from issuance of common stock                                                   519,858                    -0-
    Proceeds from sale of treasury stock                                                     166,917                 48,244
    Purchase of treasury stock                                                                   -0-               (142,584)
    Proceeds from borrowings of long-term debt                                             4,950,000              5,500,000
    Payments on long-term debt                                                           (11,990,940)           (10,574,022)
                                                                                        ------------           ------------
                                         NET CASH USED IN FINANCING ACTIVITIES            (6,820,156)            (5,730,255)
                                                                                        ------------           ------------

INCREASE  (DECREASE) IN CASH AND CASH EQUIVALENTS                                         (1,110,252)                38,710
    Cash and cash equivalents at beginning of period                                       2,214,838              1,787,446
                                                                                        ------------           ------------
                                    CASH AND CASH EQUIVALENTS AT END OF PERIOD          $  1,104,586           $  1,826,156
                                                                                        ============           ============


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

NOTE A--BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements of Gray Communications Systems, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Accounting for Hedging Activities

      On January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and for Hedging Activities," as amended ("SFAS 133"). SFAS 133 provides a comprehensive standard for the recognition and measurement of derivatives and hedging activities. SFAS 133 requires all derivatives to be recorded on the balance sheet at fair value and establishes "special accounting" for the different types of hedges. Changes in the fair value of derivatives that do not meet the hedged criteria are included in earnings in the same period of the change.

      In 1999, the Company entered into an interest rate swap agreement that is designated as a hedge against fluctuations in interest expense resulting from a portion of its variable rate debt. Due to the terms of the interest rate swap agreement, it does not qualify for hedge accounting under SFAS 133. As a result of the adoption of SFAS 133 and the general decrease in market interest rates during the quarter ended March 31, 2001, the Company recognized a non-cash derivative valuation expense of $785,442 during the current quarter.

NOTE B--LONG-TERM DEBT

      At March 31, 2001, the balance outstanding and the balance available under the Company's bank loan agreement were $207.5 million and $63.5 million, respectively, and the interest rate on the balance outstanding was 8.0%.

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

                                THREE MONTHS ENDED
                                     MARCH 31,
                             -------------------------
                               2001             2000
                             --------         --------
                                  (IN THOUSANDS)
Operating revenues:
     Broadcasting            $25,042          $26,669
     Publishing                9,740            9,921
     Paging                    2,147            2,298
                             -------          -------
                             $36,929          $38,888
                             =======          =======

                                                                        THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                    ----------------------------
                                                                       2001               2000
                                                                     --------           --------
                                                                            (IN THOUSANDS)
Operating income:
     Broadcasting                                                    $  1,369           $  2,506
     Publishing                                                           969              1,376
     Paging                                                               150                219
                                                                     --------           --------
Total operating income                                                  2,488              4,101
Miscellaneous income, net                                                  71                 63
SFAS 133 derivative valuation income (expense), net                      (786)               -0-
Interest expense                                                       (9,251)            (9,725)
                                                                     --------           --------
Loss before income taxes                                             $ (7,478)          $ (5,561)
                                                                     ========           ========

Media Cash Flow:
   Broadcasting                                                      $  8,875           $  9,710
   Publishing                                                           1,877              2,292
   Paging                                                                 723                802
                                                                     --------           --------
                                                                     $ 11,475           $ 12,804
                                                                     ========           ========

 Media Cash Flow reconciliation:
   Operating income                                                  $  2,488           $  4,101
   Add:
   Amortization of program broadcast rights                             1,353              1,310
   Depreciation and amortization                                        7,851              7,674
   Corporate overhead                                                     944              1,028
   Non-cash compensation and contributions to the Company's
     401(k) plan, paid in common stock                                    192                181
   Less:
  Payments for program broadcast obligations                           (1,353)            (1,490)
                                                                     --------           --------
Media Cash Flow                                                      $ 11,475           $ 12,804
                                                                     ========           ========

         Operating income is total operating revenues less operating expenses, excluding miscellaneous income and expense (net), SFAS 133 derivative valuation income (expense), net and interest. Corporate and administrative expenses are allocated to operating income based on net segment revenues.

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

Broadcasting, Publishing and Paging Revenues

      Set forth below are the principal types of broadcasting, publishing and paging revenues earned by the Company's broadcasting, publishing and paging operations for the periods indicated and the percentage contribution of each to the Company's total revenues:


                                                                            THREE MONTHS ENDED MARCH 31,
                                                  --------------------------------------------------------------------------------
                                                                    2001                                        2000
                                                  -------------------------------------             ------------------------------
                                                                            PERCENT OF                                  PERCENT OF
                                                    AMOUNT                    TOTAL                   AMOUNT              TOTAL
                                                  ---------                -----------              ---------          -----------
                                                                                (DOLLARS IN THOUSANDS)
BROADCASTING
NET REVENUES:
    Local                                         $  14,699                     39.8%               $  14,946               38.4%
    National                                          6,867                     18.6                    7,187               18.5
    Network compensation                              1,726                      4.7                    2,017                5.2
    Political                                            31                      0.1                      524                1.4
    Production and other                              1,719                      4.6                    1,995                5.1
                                                  ---------                ---------                ---------          ---------
                                                  $  25,042                     67.8%               $  26,669               68.6%
                                                  =========                =========                =========          =========

PUBLISHING
NET REVENUES:
    Retail                                        $   4,555                     12.3%               $   4,484               11.5%
    Classified                                        2,998                      8.1                    3,147                8.1
    Circulation                                       1,875                      5.1                    1,939                5.0
    Other                                               312                      0.9                      351                0.9
                                                  ---------                ---------                ---------          ---------
                                                  $   9,740                     26.4%               $   9,921               25.5%
                                                  =========                =========                =========          =========

PAGING
NET REVENUES:
    Paging lease, sales and service               $   2,147                      5.8%               $   2,298                5.9%
                                                  =========                =========                =========          =========

TOTAL                                             $  36,929                    100.0%               $  38,888              100.0%
                                                  =========                =========                =========          =========

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

         Revenues. Total revenues for the three months ended March 31, 2001 decreased $2.0 million, or 5.0%, over the same period of the prior year, to $36.9 million from $38.9 million. This decrease was primarily attributable to broadcasting and publishing operations.

         Broadcasting revenues decreased $1.6 million, or 6.1%, from the same period of the prior year, to $25.0 million from $26.7 million. Local advertising revenue decreased $247,000, or 1.7%, from the same period of the prior year, to $14.7 million from $14.9 million. National advertising revenue decreased $320,000, or 4.5%, from the same period of the prior year to $6.9 million from $7.2 million. These decreases in advertising revenues are due to a general economic slowdown in the first quarter that generated lower than expected advertising sales. Network compensation decreased $291,000, or 14.4%, from the same period of the prior year, to $1.7 million from $2.0 million. Network compensation decreased primarily due to the renewal of the CBS affiliation agreements for the Company's three stations located in Texas. These affiliation agreements were renewed for a period of five years and were effective January 1, 2001. Under the renewed terms of the agreements, network compensation decreased $380,000, from the same period of the prior year, for these three stations. The decrease in network compensation at the three stations located in Texas was partially offset by increases in network compensation at several of the Company's other stations. Political advertising revenue was $31,000 for the three months ended March 31, 2001, compared to $524,000 for the same period of the prior year. The decrease in political advertising revenue was due to the lack of elections in the current year. Production and other revenue decreased $276,000, or 13.8%, in the current quarter as compared to that of the prior year, to $1.7 million from $2.0 million.

         Publishing revenues decreased $181,000, or 1.8%, from the same period of the prior year, to $9.7 million from $9.9 million. This decrease was due primarily to a decrease in revenues from classified advertising and circulation revenues, partially offset by an increase in retail advertising revenue. Retail advertising revenue increased $71,000, or 1.6%, in the current quarter as compared to the same period of the prior year, to $4.6 million from $4.5 million. Three of the Company's four newspapers generated increases in retail advertising revenue, with the largest gains produced by the Company's metro Atlanta newspapers which continue to benefit from the growing retail advertising base in their areas. Classified advertising revenue decreased $149,000, or 4.7%, from the same period of the prior year, to $3.0 million from $3.1 million. This decrease was generally due to decreased help wanted and automotive advertisements due to the general economic slowdown. Circulation revenue decreased $64,000, or 3.3%, from the same period of the prior year, to $1.9 million. This decrease was due to decreased promotional spending in the period.

         Paging revenues decreased $151,000, or 6.6%, from the same period of the prior year, to $2.1 million from $2.3 million. The decrease was due primarily to price competition and a reduction of units in service. The Company had approximately 88,000 pagers and 90,000 pagers in service at March 31, 2001 and 2000, respectively.

         Operating expenses. Operating expenses for the three months ended March 31, 2001 decreased $346,000, or 1.0%, from the same period of the prior year, to $34.4 million from $34.8 million, due primarily to decreased broadcasting expenses, paging expenses and corporate expenses partially offset by increases in publishing expenses and depreciation expense.

         Broadcasting expenses for the three months ended March 31, 2001 decreased $608,000, or 3.6%, from the same period of the prior year, to $16.3 million from $16.9 million. This decrease was the result of an expense reduction program instituted by the Company during the second and third quarters of 2000. The expense categories most affected by the program were payroll expense, promotional expense and discretionary expenses.

         Publishing expenses for the three months ended March 31, 2001 increased $237,000, or 3.1%, from the same period of the prior year, to $7.9 million from $7.7 million. This increase was the result of an increase in newsprint expense, partially offset by a cost reduction program instituted by the Company during the second and third quarters of 2000. The expense categories most affected by the program were payroll expense, promotional expense and discretionary expenses. The Company also reduced expenses by closing Gwinnett News and Entertainment Television, its cable news channel in suburban Atlanta.

         Paging expenses for the three months ended March 31, 2001 decreased $68,000, or 4.5%, from the same period of the prior year, to $1.4 million from $1.5 million. The decrease was due primarily to a decrease in payroll expense of $41,000.

         Corporate and administrative expenses for the three months ended March 31, 2001 decreased $84,000, or 8.2%, from the same period of the prior year to $944,000 from $1.0 million. The decrease was due primarily to a decrease in payroll and benefit expense of $63,000.

         Depreciation of property and equipment and amortization of intangible assets was $7.9 million for the three months ended March 31, 2001, as compared to $7.7 million for the same period of the prior year, an increase of $176,000, or 2.3%.

         Miscellaneous income. Miscellaneous income for the three months ended March 31, 2001 was $71,000 compared to $63,000 of miscellaneous income for the three months ended March 31, 2000. The amounts for each period were relatively consistent which reflects the absence of any unusual activity in either period.

         Derivative valuation income (expense), net. On January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and for Hedging Activities," as amended ("SFAS 133"). Under SFAS 133, the Company is required to record its interest rate swap agreement at market value. It also requires the Company to record any changes in market value of the interest rate swap agreement after January 1, 2001 as income or expense in its statement of operations. As a result of the adoption of SFAS 133 and the general decrease in market interest rates during the quarter ended March 31, 2001, the Company recognized a non-cash derivative valuation expense of $785,442.

         Interest expense. Interest expense decreased $474,000, or 4.9%, to $9.3 million for the three months ended March 31, 2001 from $9.7 million for the three months ended March 31, 2000. The decrease was due to lower interest rates and lower debt balances.

         Income tax benefit. Income tax benefit for the three months ended March 31, 2001 and March 31, 2000 was $2.5 million and $1.7 million, respectively. The increase in the income tax benefit was directly attributable to the increase in net loss before tax in the current quarter as compared to the first quarter of the prior year.

         Net loss available to common stockholders. Net loss available to common stockholders of the Company for the three months ended March 31, 2001 and March 31, 2000 was $5.2 million and $4.1 million, respectively.

OUTLOOK

         With the adoption of Regulation FD by the Securities and Exchange Commission, the Company is providing this guidance to widely disseminate the Company's outlook for the second quarter and full year 2001. The guidance being provided is based on the economic and market conditions as of May 14, 2001. The Company can give no assurances as to how changes in those conditions may affect the current expectations. The Company assumes no obligation to update the guidance or expectations contained in this "Outlook" section. All matters discussed in this "Outlook" section are forward-looking and, as such, persons relying on this information should refer to the "Cautionary Statements for Purposes of the `Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995" section below.

Outlook for Second Quarter 2001

         The Company currently anticipates that the general slowdown in the placement of broadcast and newspaper advertising will continue during the second quarter of 2001. However, based on preliminary sales information, the Company believes the relative performance of its Broadcast and Publishing businesses will improve slightly during the second quarter of 2001 compared to results for the first quarter of 2001. The Company cautions that revenue generation, especially in light of current general economic conditions, is subject to many factors beyond the control of the Company. The Company's primary revenue source is derived from broadcast advertising contracts which are generally placed with limited advance notice, are short-term and generally run for no more than a few weeks. Accordingly, the Company's ability to forecast future revenue is limited and actual results may vary substantially from current expectations.

         Total revenue for the three months ending June 30, 2001 is currently expected to be approximately 3% to 5% below second quarter 2000 results. Broadcast revenue in the second quarter of 2001 is currently expected to be approximately 5% to 7% below results for the same quarter of 2000. This expected decline reflects, among other things, the reduced level of network compensation for the three television stations in Texas. In addition, during the second quarter of 2000 the Company earned $770,000 of revenue from political advertising. The Company does not anticipate earning any meaningful amount of revenue from political advertising during the second quarter of 2001. Publishing revenue is currently expected to be relatively stronger in the second quarter of 2001 and may be approximately consistent with or slightly above second quarter 2000 results. Such overall result is primarily premised on achieving currently anticipated revenue growth at the Company's two suburban Atlanta daily newspapers.

         For the three months ending June 30, 2001, operating expenses, excluding depreciation and amortization, are currently expected to be relatively consistent with the results of the second quarter of 2000.

Outlook for Full Year 2001

         Assuming that the general economy improves in the second half of 2001, the Company currently anticipates that the demand for broadcast and newspaper advertising will gradually improve as 2001 progresses and further believes the relative performance of its Broadcast and Publishing businesses will improve during the year as the result of such improved demand. The Company cautions that revenue generation, especially in light of current general economic conditions, is subject to many factors beyond the control of the Company. The Company's primary revenue source is derived from broadcast advertising contracts which are generally placed with limited advance notice, are short-term and generally run for no more than a few weeks. Accordingly, the Company's ability to forecast future revenue is limited and actual results may vary substantially from current expectations.

         Total revenue for the year ending December 31, 2001 is currently expected to be approximately 2% to 5% below 2000 results. Broadcast revenue for 2001 is currently expected to be approximately 5% to 7% below results for 2000. This anticipated level of decline reflects among other things, the assumption that a general improvement in economic conditions will increase the demand for advertising time in the Company's television markets during the second half of this year. In addition, such expected decline reflects the reduced level of network compensation for the three television stations in Texas and the off year cycle of political advertising. During 2000 the Company earned $9.0 million of political advertising revenue while during 2001 the Company does not anticipate earning any meaningful amount of political advertising revenue. Publishing revenue is currently expected to slightly exceed 2000 results by approximately 2% to 3% with such overall growth primarily premised on achieving currently anticipated revenue growth at its two suburban Atlanta daily newspapers.

         Total operating expenses, excluding depreciation and amortization, are currently expected to be relatively consistent with the results of 2000. Broadcast expenses, excluding depreciation and amortization, for 2001 may be approximately consistent with or slightly lower than the 2000 results while Publishing operating expenses for 2001 are expected to be approximately consistent with or slightly higher than the 2000 results, primarily reflecting higher newsprint prices. The generally favorable operating expense expectations reflect the Company's on-going expense reduction efforts.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital was $2.9 million and $13.2 million at March 31, 2001 and December 31, 2000, respectively. The decrease was due to an increase in accounts payable due to digital television ("DTV") equipment purchases and accrued interest due to the timing of the interest payments on the senior subordinated notes and a decrease in accounts receivable due to the collection of seasonally elevated fourth quarter revenues.

         The Company's cash provided from operations was $10.0 million and $7.8 million for the three months ended March 31, 2001 and March 31, 2000, respectively. The Company's cash used in investing activities was $4.3 million and $2.0 million for the three months ended March 31, 2001 and March 31, 2000, respectively. The increase in cash provided by operations and cash used by investing activities from 2000 to 2001 was primarily due to the purchase of DTV equipment which is not payable until 2002. As of December 31, 2000, the Company had taken delivery of $3.7 million of DTV equipment and accrued for it as a deferred liability. This liability became a current liability in the first quarter of 2001 and was reclassified as accounts payable.

         In 2001, the Company made $4.3 million of capital expenditures, relating primarily to the broadcasting and publishing operations. Of this amount, $675,000 was paid in 2001. The remaining $3.7 million was accrued at March 31, 2001 and is payable in 2002. Generally, under current Federal Communications Commission ("FCC") rules each of the Company's stations must construct DTV broadcast facilities and commence operations by May 2002. The Company completed its DTV implementation at WRDW, its Augusta, Georgia station, in early 2000. As of April 23, 2001, the Company has commenced such DTV construction at KWTX and WEAU, its Waco, Texas and Eau Claire, Wisconsin stations, respectively. The Company currently intends to complete the necessary DTV construction at all of its stations by the FCC deadline. At present, the Company anticipates incurring approximately $12.5 million of DTV capital expenditures during 2001 and $10 million in 2002, including a capital lease of approximately $2.3 million for tower facilities at WVLT, its Knoxville, Tennessee station. Total capital expenditures, including DTV capital expenditures, for 2001 are anticipated to be approximately $15.0 million.

         The Company's financing activities used $6.8 million and $5.7 million for the three months ended March 31, 2001 and 2000, respectively. The increase in cash used in financing activities resulted primarily from increased payments on long-term debt offset in part by the proceeds from the issuance of common stock.

         The Company regularly enters into program contracts for the right to broadcast television programs produced by others and program commitments for the right to broadcast programs in the future. Such programming commitments are generally made to replace expiring or canceled program rights. Payments under such contracts are made in cash or the concession of advertising spots for the program provider to resell, or a combination of the two. During the three months ended March 31, 2001, the Company paid $1.4 million for such program broadcast rights.

         The Company and its subsidiaries file a consolidated federal income tax return and such state or local tax returns as are required. As of March 31, 2001, the Company anticipates that it will generate taxable operating losses for the foreseeable future.

         At March 31, 2001, the balance outstanding and the balance available under the Company's bank loan agreement were $207.5 million and $63.5 million, respectively, and the interest rate on the balance outstanding was 8.0%. At March 31, 2000, the balance outstanding and the balance available under the Company's bank loan agreement were $216.0 million and $79.0 million, respectively, and the effective interest rate on the balance outstanding was 8.84%. The decrease in the balance outstanding and the interest rate generated a decrease in interest expense of $474,000, or 4.9%.

         On March 31, 2000, the Company's Board of Directors authorized payment of a $1.0 million fee to Bull Run Corporation, a principal shareholder of the Company, for services rendered in connection with the Company's option to purchase Bull Run's equity investment in Sarkes Tarzian. Effective as of March 1, 2000, the fee was and continues to be payable in equal monthly installments of $50,000. As of March 31, 2001, the unpaid portion of this fee was $200,000 and was included in the Company's accounts payable balance.

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

                None

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


                                    GRAY COMMUNICATIONS SYSTEMS, INC.
                                               (Registrant)




Date: May 14, 2001               By:         /s/ James C. Ryan
                                    ------------------------------------------
                                                 James C. Ryan,
                                    Vice President and Chief Financial Officer