Form 10-Q
period 2001-06-30
GRAY COMMUNICATIONS SYSTEMS INC /GA/
filed 2001-08-07
CIK 43196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001.

[ ]	OR TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to           .

Commission File Number 1-13796

Gray Communications Systems, Inc.

(Exact name of registrant as specified in its charter)

Georgia	58-0285030

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4370 Peachtree Road, NE, Atlanta, Georgia 30319

(Address of principal executive offices)
(Zip code)

(404) 504-9828

(Registrant’s telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class A Common Stock, (No Par Value)	Class B Common Stock, (No Par Value)

6,848,467 shares as of August 7, 2001	8,764,897 shares as of August 7, 2001

INDEX

GRAY COMMUNICATIONS SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GRAY COMMUNICATIONS SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2001	2000

	(Unaudited)
CURRENT ASSETS:

Cash and cash equivalents	$1,694,601	$2,214,838

Trade accounts receivable, less allowance for doubtful accounts of $776,000 and $845,000, respectively	27,115,665	30,321,372

Recoverable income taxes	900,133	1,196,408

Inventories	1,122,642	1,472,377

Current portion of program broadcast rights	1,367,154	3,723,988

Other current assets	1,083,380	670,718

Total current assets	33,283,575	39,599,701

PROPERTY AND EQUIPMENT:

Land	4,905,121	4,905,121

Buildings and improvements	16,738,068	16,639,424

Equipment	109,148,388	106,783,692

	130,791,577	128,328,237

Allowance for depreciation	(64,153,249)	(55,730,599)

	66,638,328	72,597,638

OTHER ASSETS:

Deferred loan costs, net	7,432,075	8,203,055

Goodwill and other intangibles, net:

Licenses and network affiliation agreements	430,320,289	436,255,773

Goodwill	72,999,395	73,978,230

Consulting and noncompete agreements	1,138,708	1,381,545

Other	5,057,536	4,755,793

	516,948,003	524,574,396

	$616,869,906	$636,771,735

See notes to condensed consolidated financial statements.

GRAY COMMUNICATIONS SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

	June 30,	December 31,
	2001	2000

	(Unaudited)
CURRENT LIABILITIES:

Trade accounts payable (includes $200,000 payable to Bull Run Corporation, respectively)	$6,837,289	$4,452,911

Employee compensation and benefits	5,500,168	6,630,078

Accrued expenses	2,051,071	1,631,490

Accrued interest	7,479,700	6,875,294

Current portion of program broadcast obligations	1,167,784	3,605,960

Deferred revenue	3,006,675	3,015,044

Current portion of long-term debt	390,000	200,000

SFAS 133 derivative valuation allowance	1,055,500	-0-

Total current liabilities	27,488,187	26,410,777

LONG-TERM DEBT	368,167,427	374,687,052

OTHER LONG-TERM LIABILITIES:

Program broadcast obligations, less current portion	781,591	303,308

Supplemental employee benefits	538,264	525,151

Deferred income taxes	69,123,785	72,935,799

Other deferred liabilities	-0-	3,650,115

Acquisition related liabilities	2,005,447	2,298,734

	72,449,087	79,713,107

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:

Serial Preferred Stock, no par value; authorized 20,000,000 shares; issued and outstanding 861 shares, respectively ($8,605,788 aggregate liquidation value, respectively)	8,605,788	8,605,788

Class A Common Stock, no par value; authorized 15,000,000 shares; issued 7,961,574 shares, respectively	10,683,709	10,683,709

Class B Common Stock, no par value; authorized 15,000,000 shares; issued 8,761,544 and 8,708,820 shares, respectively	117,273,822	116,486,600

Accumulated other comprehensive loss	(58,762)	-0-

Retained earnings	20,599,366	28,793,364

	157,103,923	164,569,461

Treasury Stock at cost, Class A Common Stock, 1,113,107 shares, respectively	(8,338,718)	(8,338,718)

Treasury Stock at cost, Class B Common Stock, -0- and 24,257 shares, respectively	-0-	(269,944)

	148,765,205	155,960,799

	$616,869,906	$636,771,735

See notes to condensed consolidated financial statements.

GRAY COMMUNICATIONS SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

OPERATING REVENUES

Broadcasting (net of agency commissions)	$27,532,657	$30,691,603	$52,574,770	$57,360,056

Publishing	10,187,189	10,423,481	19,927,035	20,344,708

Paging	2,258,074	2,292,982	4,404,684	4,591,103

	39,977,920	43,408,066	76,906,489	82,295,867

EXPENSES

Broadcasting	16,066,800	16,710,210	32,374,788	33,625,960

Publishing	7,757,233	7,928,049	15,659,337	15,592,959

Paging	1,375,881	1,515,384	2,811,544	3,019,408

Corporate and administrative	884,368	937,566	1,828,775	1,965,746

Depreciation and amortization	7,845,729	7,835,369	15,696,401	15,509,701

	33,930,011	34,926,578	68,370,845	69,713,774

	6,047,909	8,481,488	8,535,644	12,582,093

Miscellaneous income (expense), net	27,271	(55,602)	98,204	7,699

SFAS 133 derivative valuation income (expense), net	(175,282)	-0-	(960,724)	-0-

	5,899,898	8,425,886	7,673,124	12,589,792

Interest expense	8,915,927	10,116,190	18,166,879	19,840,698

LOSS BEFORE INCOME TAXES	(3,016,029)	(1,690,304)	(10,493,755)	(7,250,906)

Income tax benefit	(782,000)	(320,000)	(3,232,000)	(2,032,000)

NET LOSS	(2,234,029)	(1,370,304)	(7,261,755)	(5,218,906)

Preferred dividends	154,087	252,500	308,174	505,000

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(2,388,116)	$(1,622,804)	$(7,569,929)	$(5,723,906)

AVERAGE OUTSTANDING COMMON SHARES:

Basic and diluted	15,602,578	15,493,990	15,587,111	15,475,337

LOSS PER SHARE AVAILABLE TO COMMON STOCKHOLDERS:

Basic and diluted	$(0.15)	$(0.10)	$(0.49)	$(0.37)

See notes to condensed consolidated financial statements.

GRAY COMMUNICATIONS SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

	Preferred		Class A		Class B		Accumulated		Class A
	Stock		Common Stock		Common Stock		Other		Treasury Stock
							Comprehensive	Retained
	Shares	Amount	Shares	Amount	Shares	Amount	Income (Loss)	Earnings	Shares

Balance at December 31, 2000	861	$8,605,788	7,961,574	$10,683,709	8,708,820	$116,486,600	$—	$28,793,364	(1,113,107)

Comprehensive loss:

Net loss for the six months ended June 30, 2001								(7,261,755)

SFAS 133 derivative valuation income (expense), net							(58,762)

Total comprehensive loss

Common stock dividends ($.04 per share)								(624,069)

Preferred stock dividends								(308,174)

Issuance of treasury stock:

401(k) plan					14,024	267,364

Non-qualified stock plan					38,700	519,858

Balance at June 30, 2001	861	$8,605,788	7,961,574	$10,683,709	8,761,544	$117,273,822	$(58,762)	$20,599,366	(1,113,107)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Class A	Class B
	Treasury Stock	Treasury Stock

	Amount	Shares	Amount	Total

Balance at December 31, 2000	$(8,338,718)	(24,257)	$(269,944)	$155,960,799

Comprehensive loss:

Net loss for the six months ended June 30, 2001				(7,261,755)

SFAS 133 derivative valuation income (expense), net				(58,762)

Total comprehensive loss				(7,320,517)

Common stock dividends ($.04 per share)				(624,069)

Preferred stock dividends				(308,174)

Issuance of treasury stock:

401(k) plan		9,257	103,027	370,391

Non-qualified stock plan		15,000	166,917	686,775

Balance at June 30, 2001	$(8,338,718)	—	$—	$148,765,205

See notes to condensed consolidated financial statements.

GRAY COMMUNICATIONS SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,

	2001	2000

OPERATING ACTIVITIES

Net loss	$(7,261,755)	$(5,218,906)

Adjustments to reconcile net loss to net cash provided by operating activities:

Depreciation	8,537,690	8,329,861

Amortization of intangible assets	7,158,711	7,179,840

Amortization of deferred loan costs	770,981	766,066

Amortization of program broadcast rights	2,725,317	2,620,900

Payments for program broadcast rights	(2,726,255)	(2,897,568)

Supplemental employee benefits	(140,906)	(85,864)

Common stock contributed to 401(k) Plan	370,391	361,757

SFAS 133 derivative valuation expense	960,724	-0-

Deferred income taxes	(3,776,000)	(2,359,000)

(Gain) loss on disposal of assets	(15,829)	76,599

Changes in operating assets and liabilities:

Receivables, inventories and other current assets	3,357,074	1,860,125

Accounts payable and other current liabilities	1,957,854	(2,340,983)

NET CASH PROVIDED BY OPERATING ACTIVITIES	11,917,997	8,292,827

INVESTING ACTIVITIES

Purchases of property and equipment	(6,247,128)	(5,975,603)

Payments on purchase liabilities	(211,306)	(213,650)

Other	129,042	(108,322)

NET CASH USED IN INVESTING ACTIVITIES	(6,329,392)	(6,297,575)

FINANCING ACTIVITIES

Dividends paid	(465,992)	(1,071,844)

Purchase of treasury stock — common	-0-	(142,584)

Proceeds from issuance of common stock	519,858	-0-

Proceeds from sale of treasury stock	166,917	126,000

Proceeds from borrowings of long-term debt	17,700,000	17,000,000

Payments on long-term debt	(24,029,625)	(18,150,013)

Deferred loan costs	-0-	(83,516)

NET CASH USED IN FINANCING ACTIVITIES	(6,108,842)	(2,321,957)

DECREASE IN CASH AND CASH EQUIVALENTS	(520,237)	(326,705)

Cash and cash equivalents at beginning of period	2,214,838	1,787,446

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,694,601	$1,460,741

See notes to condensed consolidated financial statements.

NOTE A—BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of Gray Communications Systems, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month and three-month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

Accounting for Business Combinations, Goodwill and Other Intangible Assets

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, “Business Combinations”, and No. 142,“Goodwill and Other Intangible Assets”, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company is required to adopt the new rules effective January 1, 2002. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

Accounting for Hedging Activities

     On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and for Hedging Activities,” as amended (“SFAS 133”). SFAS 133 provides a comprehensive standard for the recognition and measurement of derivatives and hedging activities. SFAS 133 requires all derivatives to be recorded on the balance sheet at fair value and establishes “special accounting” for the different types of hedges. Changes in the fair value of derivatives that do not meet the hedged criteria are included in earnings in the same period of the change.

     In 1999, the Company entered into an interest rate swap agreement that is designated as a hedge against fluctuations in interest expense resulting from a portion of its variable rate debt. Due to the terms of the interest rate swap agreement, it does not qualify for hedge accounting under SFAS 133. As a result of the adoption of SFAS 133 and the general decrease in market interest rates during the current year, the Company recognized a non-cash derivative valuation expense during the three months and six months ended June 30, 2001 of $175,282 and $960,724, respectively.

NOTE B—LONG-TERM DEBT

     At June 30, 2001, the balance outstanding and the balance available under the Company’s bank loan agreement were $208.3 million and $56.3 million, respectively, and the interest rate on the balance outstanding was 7.4%.

NOTE C—INFORMATION ON BUSINESS SEGMENTS

     The Company operates in three business segments: broadcasting, publishing and paging. The broadcasting segment operates 13 television stations located in the southern and mid-western United States. The publishing segment operates four daily newspapers located in Georgia and Indiana. The paging operations are located in Florida, Georgia and Alabama. The following tables present certain financial information concerning the Company’s three operating segments:

NOTE C—INFORMATION ON BUSINESS SEGMENTS (Continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

	(in thousands)		(in thousands)
Operating revenues:

Broadcasting	$27,533	$30,692	$52,575	$57,360

Publishing	10,187	10,423	19,927	20,345

Paging	2,258	2,293	4,405	4,591

	$39,978	$43,408	$76,907	$82,296

Operating income:

Broadcasting	$4,145	$6,542	$5,513	$9,046

Publishing	1,588	1,644	2,559	3,021

Paging	315	295	464	515

Total operating income	6,048	8,481	8,536	12,582

Miscellaneous income, net	27	(56)	98	8

SFAS 133 derivative valuation income (expense), net	(175)	-0-	(961)	-0-

Interest expense	8,916	10,115	18,167	19,841

Loss before income taxes	$(3,016)	$(1,690)	$(10,494)	$(7,251)

Media Cash Flow:

Broadcasting	$11,578	$14,009	$20,453	$23,719

Publishing	2,467	2,527	4,344	4,819

Paging	891	785	1,614	1,587

	$14,936	$17,321	$26,411	$30,125

Media Cash Flow reconciliation:

Operating income	$6,048	$8,481	$8,536	$12,582

Add:

Amortization of program broadcast rights	1,372	1,311	2,725	2,621

Depreciation and amortization	7,846	7,835	15,696	15,510

Corporate overhead	884	938	1,829	1,966

Non-cash compensation and contributions to the Company’s 401(k) plan, paid in common stock	159	164	351	344

Less:

Payments for program broadcast obligations	(1,373)	(1,408)	(2,726)	(2,898)

Media Cash Flow	$14,936	$17,321	$26,411	$30,125

     Operating income is total operating revenues less operating expenses, excluding miscellaneous income and expense (net), SFAS 133 derivative valuation income (expense), net and interest. Corporate and administrative expenses are allocated to operating income based on net segment revenues.

     “Media Cash Flow” is defined as operating income, plus depreciation and amortization (including amortization of program broadcast rights), non-cash compensation and corporate overhead, less payments for program broadcast obligations. The Company has included Media Cash Flow data because such data is commonly used as a measure of performance for media companies and is also used by investors to measure a company’s ability to service debt. Media Cash Flow is not, and should not be used as, an indicator or alternative to operating income, net income or cash flow as reflected in the Company’s unaudited Condensed Consolidated Financial Statements. Media Cash Flow

is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Introduction

     The following analysis of the financial condition and results of operations of Gray Communications Systems, Inc. (the “Company”) should be read in conjunction with the Company’s unaudited Condensed Consolidated Financial Statements and notes thereto included elsewhere herein.

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

Broadcasting, Publishing and Paging Revenues

     Set forth below are the principal types of broadcasting, publishing and paging revenues earned by the Company’s broadcasting, publishing and paging operations for the periods indicated and the percentage contribution of each to the Company’s total revenues:

	Three Months Ended June 30,

	2001		2000

		Percent of		Percent of
	Amount	Total	Amount	Total

	(dollars in thousands)
Broadcasting

Net revenues:

Local	$16,102	40.3%	$17,225	39.7%

National	8,258	20.7	8,896	20.5

Network compensation	1,779	4.4	2,103	4.8

Political	96	0.2	773	1.8

Production and other	1,298	3.3	1,695	3.9

	$27,533	68.9%	$30,692	70.7%

Publishing

Net revenues:

Retail	$4,931	12.3%	$4,812	11.1%

Classified	3,173	7.9	3,407	7.8

Circulation	1,872	4.7	1,898	4.4

Other	211	0.6	306	0.7

	$10,187	25.5%	$10,423	24.0%

Paging

Net revenues:

Paging lease, sales and service	$2,258	5.6%	$2,293	5.3%

Total	$39,978	100.0%	$43,408	100.0%

	Six Months Ended June 30,

	2001		2000

		Percent of		Percent of
	Amount	Total	Amount	Total

	(dollars in thousands)
Broadcasting

Net revenues:

Local	$30,801	40.0%	$32,170	39.1%

National	15,125	19.7	16,083	19.5

Network compensation	3,505	4.6	4,120	5.0

Political	127	0.2	1,297	1.6

Production and other	3,017	3.9	3,690	4.5

	$52,575	68.4%	$57,360	69.7%

Publishing

Net revenues:

Retail	$9,486	12.3%	$9,297	11.2%

Classified	6,171	8.0	6,554	8.0

Circulation	3,747	4.9	3,837	4.7

Other	523	0.7	657	0.8

	$19,927	25.9%	$20,345	24.7%

Paging

Net revenues:

Paging lease, sales and service	$4,405	5.7%	$4,591	5.6%

Total	$76,907	100.0%	$82,296	100.0%

Three Months Ended June 30, 2001 Compared To Three Months Ended June 30, 2000

     Revenues. Total revenues for the three months ended June 30, 2001 decreased $3.4 million, or 7.9%, over the same period of the prior year, to $40.0 million from $43.4 million. This decrease was primarily attributable to a soft advertising market which is the result of a weak overall economic environment and a lack of political races.

     Broadcasting revenues decreased $3.2 million, or 10.3%, from the same period of the prior year, to $27.5 million from $30.7 million. Local advertising revenue decreased $1.1 million, or 6.5%, from the same period of the prior year, to $16.1 million from $17.2 million. National advertising revenue decreased $638,000, or 7.2%, from the same period of the prior year to $8.3 million from $8.9 million. These decreases in advertising revenues are due to a general economic slowdown that generated lower than expected advertising sales. Network compensation decreased $324,000, or 15.4%, from the same period of the prior year, to $1.8 million from $2.1 million. Network compensation decreased primarily due to the renewal of the CBS affiliation agreements for the Company’s three stations located in Texas. These affiliation agreements were renewed for a period of five years and were effective January 1, 2001. Political advertising revenue was $96,000 for the three months ended June 30, 2001, compared to $773,000 for the same period of the prior year. The decrease in political advertising revenue was due to the lack of elections in the current year. Production and other revenue decreased $397,000, or 23.4%, in the current quarter as compared to that of the prior year, to $1.3 million from $1.7 million due primarily to lower demand for the Company’s satellite and related production services.

     Publishing revenues decreased $236,000, or 2.3%, from the same period of the prior year, to $10.2 million from $10.4 million. This decrease was due primarily to a decrease in revenues from classified advertising and circulation revenues, partially offset by an increase in retail advertising revenue. Retail advertising revenue increased $119,000, or 2.5%, in the current quarter as compared to the same period of the prior year, to $4.9 million from $4.8 million. The Company’s two metro Atlanta newspapers generated increases in retail advertising revenue reflecting the continuing benefit from the growing retail advertising base in their service areas. Classified advertising revenue decreased $234,000, or 6.9%, from the same period of the prior year, to $3.2 million from $3.4 million. This decrease was generally due to decreased placement of help wanted advertisements due to the general economic slowdown. Circulation revenue decreased $26,000, or 1.4%, from the same period of the prior year, to $1.9 million. This decrease was due to a reduction in promotional spending for the period.

     Paging revenues decreased $35,000, or 1.5%, from the same period of the prior year, to $2.3 million. The decrease was due primarily to price competition and a reduction of units in service. The Company had approximately 87,000 pagers and 90,000 pagers in service at June 30, 2001 and 2000, respectively.

     Operating expenses. Operating expenses for the three months ended June 30, 2001 decreased $997,000, or 2.9%, from the same period of the prior year, to $33.9 million from $34.9 million, due primarily to decreased broadcasting expenses, publishing expenses, paging expenses and corporate expenses.

     Broadcasting expenses for the three months ended June 30, 2001 decreased $643,000, or 3.8%, from the same period of the prior year, to $16.1 million from $16.7 million. This decrease was the result of an on going expense reduction program instituted by the Company during the second quarter of 2000. The expense categories most affected by the program were payroll expense, promotional expense and discretionary expenses.

     Publishing expenses for the three months ended June 30, 2001 decreased $171,000, or 2.2%, from the same period of the prior year, to $7.8 million from $7.9 million. The Company reduced expenses by closing Gwinnett News and Entertainment Television, Inc. its cable news channel in suburban Atlanta. The closing of this operating unit saved approximately $250,000 in publishing expenses. This savings was partially offset by an increase in newsprint expense of approximately $179,000 over the same period of the prior year due to increased newsprint pricing.

     Paging expenses for the three months ended June 30, 2001 decreased $140,000, or 9.2%, from the same period of the prior year, to $1.4 million from $1.5 million. The decrease was due primarily to a decrease in payroll expense.

     Corporate and administrative expenses for the three months ended June 30, 2001 decreased $54,000, or 5.7%, from the same period of the prior year to $884,000 from $938,000. The decrease was due primarily to a decrease in payroll and benefit expense.

     Depreciation of property and equipment and amortization of intangible assets was $7.8 million for the three months ended June 30, 2001 as well as the same period of the prior year.

     Miscellaneous income (expense), net. Miscellaneous income for the three months ended June 30, 2001 was $27,000 compared to $56,000 of miscellaneous expense for the three months ended June 30, 2000. The difference was primarily attributable to gain (loss) recognized on sale of property and equipment.

     Derivative valuation income (expense), net. On January 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and for Hedging Activities,” as amended (“SFAS 133”). Under SFAS 133, the Company is required to record its interest rate swap agreement at market value. It also requires the Company to record any changes in market value of the interest rate swap agreement after January 1, 2001 as income or expense in its statement of operations. As a result of the general decrease in market interest rates during the quarter ended June 30, 2001, the Company recognized a non-cash derivative valuation expense of $175,282.

     Interest expense. Interest expense decreased $1.2 million, or 11.9%, to $8.9 million for the three months ended June 30, 2001 from $10.1 million for the three months ended June 30, 2000. The decrease was due primarily to lower interest rates.

     Income tax benefit. Income tax benefit for the three months ended June 30, 2001 and June 30, 2000 was $782,000 and $320,000, respectively. The increase in the income tax benefit was directly attributable to the increase in net loss before tax in the current quarter as compared to the second quarter of the prior year.

     Net loss available to common stockholders. Net loss available to common stockholders of the Company for the three months ended June 30, 2001 and June 30, 2000 was $2.4 million and $1.6 million, respectively.

Six Months Ended June 30, 2001 Compared To Six Months Ended June 30, 2000

     Revenues. Total revenues for the six months ended June 30, 2001 decreased $5.4 million, or 6.5%, over the same period of the prior year, to $76.9 million from $82.3 million. This decrease was primarily attributable to a soft advertising market which is the result of a weak overall economic environment and a lack of political races.

     Broadcasting revenues decreased $4.8 million, or 8.3%, over the same period of the prior year, to $52.6 million from $57.4 million. Local advertising revenue decreased $1.4 million, or 4.3%, from the same period of the prior year, to $30.8 million from $32.2 million. National advertising revenue decreased $958,000, or 6.0%, from the same period of the prior year to $15.1 million from $16.1 million. These decreases in advertising revenues are due to a general economic slowdown that generated lower than expected advertising sales. Network compensation decreased $615,000, or 14.9%, from the same period of the prior year, to $3.5 million from $4.1 million. Network compensation decreased primarily due to the renewal of the CBS affiliation agreements for the Company’s three stations located in Texas. These affiliation agreements were renewed for a period of five years and were effective January 1, 2001. Political advertising revenue was $127,000 for the six months ended June 30, 2001, compared to $1.3 million for the same period of the prior year. The decrease in political advertising revenue was due to the lack of elections in the current year. Production and other revenue decreased $673,000, or 18.2%, in the current six month period as compared to that of the prior year, to $3.0 million from $3.7 million due primarily to lower demand for the Company’s satellite and related production services.

     Publishing revenues decreased $418,000, or 2.1%, over the same period of the prior year, to $19.9 million from $20.3 million. This decrease was due primarily to a decrease in revenues from classified advertising and circulation revenues, partially offset by an increase in retail advertising revenue. Retail advertising revenue increased $189,000, or 2.0%, in the current six month period as compared to the same period of the prior year, to $9.5 million from $9.3 million. The Company’s two metro Atlanta newspapers generated increases in retail advertising revenue reflecting the continuing benefit from the growing retail advertising base in their service areas. Classified advertising revenue decreased $383,000, or 5.8%, from the same period of the prior year, to $6.2 million from $6.6 million. This decrease was generally due to decreased help wanted advertisements due to the general economic slowdown. Circulation revenue decreased $90,000, or 2.3%, from the same period of the prior year, to $3.7 million from $3.8 million. This decrease was due to decreased promotional spending in the period. There was also a decrease of approximately $62,000 in revenue that was a result of closing Gwinnett News and Entertainment Television, the Company’s cable news channel in suburban Atlanta.

     Paging revenues for the six months ended June 30, 2001 decreased $186,000, or 4.1%, to $4.4 million from $4.6 million compared to the same period of the prior year. The decrease was due primarily to price competition and a reduction of units in service. The Company had approximately 87,000 pagers and 90,000 pagers in service at June 30, 2001 and 2000, respectively.

     Operating expenses. Operating expenses for the six months ended June 30, 2001 decreased $1.3 million, or 1.9%, over the same period of the prior year, to $68.4 million from $69.7 million, due primarily to decreased broadcasting expenses, paging expenses and corporate and administrative expenses. These decreases were partially offset by increases in publishing expense and depreciation expense.

     Broadcasting expenses for the six months ended June 30, 2001 decreased $1.3 million, or 3.7%, over the same period of the prior year, to $32.4 million from $33.6 million. This decrease was the result of an expense reduction program instituted by the Company during the second quarter of 2000. The expense categories most affected by the program were payroll expense, promotional expense and discretionary expenses.

     Publishing expenses for the six months ended June 30, 2001 increased $66,000, or 0.4%, from the same period of the prior year, to $15.7 million from $15.6 million. The Company reduced expenses by the closing of Gwinnett

News and Entertainment Television, its cable news channel in suburban Atlanta. The closing of this operating unit saved approximately $252,000 in publishing expenses. However, this savings was more than offset by an increase in newsprint and other expenses. Newsprint expense increased approximately $404,000 over the same period of the prior year due to increased newsprint pricing.

     Paging expenses for the six months ended June 30, 2001 decreased $207,000, or 6.9%, over the same period of the prior year, to $2.8 million from $3.0 million. The decrease in paging expenses primarily relates to payroll and benefits costs. This decease reflects an expense reduction plan instituted by the Company in the second quarter of 2000.

     Corporate and administrative expenses for the six months ended June 30, 2001 decreased $137,000, or 7.0%, over the same period of the prior year, to $1.8 million from $2.0 million. The decrease was due primarily to decreased payroll expense.

     Depreciation of property and equipment and amortization of intangible assets was $15.7 million for the six months ended June 30, 2001, as compared to $15.5 million for the same period of the prior year, an increase of $187,000, or 1.2%. This increase was primarily the result of purchases of equipment.

     Miscellaneous income, (expense), net. Miscellaneous income for the six months ended June 30, 2001 was $98,000 compared to $8,000 for the six months ended June 30, 2000.

     Derivative valuation income (expense), net. On January 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and for Hedging Activities,” as amended (“SFAS 133”). Under SFAS 133, the Company is required to record its interest rate swap agreement at market value. It also requires the Company to record any changes in market value of the interest rate swap agreement after January 1, 2001 as income or expense in its statement of operations. As a result of the adoption of SFAS 133 and the general decrease in market interest rates during the six months ended June 30, 2001, the Company recognized a non-cash derivative valuation expense of $960,724.

     Interest expense. Interest expense decreased $1.7 million, or 8.4%, to $18.2 million for the six months ended June 30, 2001 from $19.8 million for the six months ended June 30, 2000. The decrease was due primarily to lower interest rates.

     Income tax benefit. Income tax benefit for the six months ended June 30, 2001 and June 30, 2000 was $3.2 million and $2.0 million, respectively. The increase in the income tax benefit was directly attributable to the increase in net loss before tax in the current period as compared to the same period of the prior year.

     Net loss available to common stockholders. Net loss available to common stockholders of the Company for the six months ended June 30, 2001 and June 30, 2000 was $7.6 million and $5.7 million, respectively.

Outlook:

     With the adoption of Regulation FD by the Securities and Exchange Commission, the Company is providing this guidance to widely disseminate the Company’s outlook for the second half of 2001. The guidance being provided is based on the economic and market conditions as of August 7, 2001. The Company can give no assurances as to how changes in those conditions may affect the current expectations. The Company assumes no obligation to update the guidance or expectations contained in this “Outlook” section. All matters discussed in this “Outlook” section are forward-looking and, as such, persons relying on this information should refer to the “Cautionary Statements for Purposes of the `Safe Harbor’ Provisions of the Private Securities Litigation Reform Act of 1995” section below.

Updated Guidance on Second Half of 2001

     The Company currently believes that the general economic conditions including the general decrease in advertising expenditures experienced during the first half of 2001 may continue during the second half of the year. Within such a general economic climate, the Company believes that the relative revenue performance noted during the first half of

2001 may continue during the second half of this year. Revenue generation, especially in light of current general economic conditions, is subject to many factors beyond the control of the Company. The Company’s primary revenue source is derived from broadcast advertising contracts which are generally placed with limited advance notice, are short-term, generally run for no more than a few weeks and are generally cancelable by the advertiser without penalty. Accordingly, the Company’s ability to forecast future revenue is limited and actual results may vary substantially from current expectations.

     Total operating expenses, excluding depreciation and amortization, for the second half of 2001 are currently expected to be relatively consistent with or slightly below the results of 2000. It is anticipated that the third quarter of 2001 may have modest increases in such operating costs when compared to the third quarter of 2000 while the fourth quarter of 2001 is expected to have decreased operating costs when compared to the fourth quarter of 2000. The generally favorable operating expense expectations for the second half of 2001 reflect the Company’s on-going expense reduction efforts.

Liquidity and Capital Resources

     The Company’s working capital was $5.8 million and $13.2 million at June 30, 2001 and December 31, 2000, respectively. The decrease was due to an increase in accounts payable due to digital television (“DTV”) equipment purchases and a decrease in accounts receivable due to the collection of seasonally elevated fourth quarter revenues.

     The Company’s cash provided from operations was $11.9 million and $8.3 million for the six months ended June 30, 2001 and June 30, 2000, respectively. The increase in cash provided by operations from 2000 to 2001 was primarily due to the purchase of DTV equipment which is not payable until 2002. As of December 31, 2000, the Company had taken delivery of $3.7 million of DTV equipment and accrued for it as a deferred liability. This liability became a current liability in the first quarter of 2001 and was reclassified as accounts payable.

     In 2001, the Company made $6.2 million of capital expenditures, relating primarily to the broadcasting and publishing operations. Of this amount, $2.5 million was paid in 2001. The remaining $3.7 million was accrued at June 30, 2001 and is payable in 2002. Generally, under current Federal Communications Commission (“FCC”) rules each of the Company’s stations must construct DTV broadcast facilities and commence operations by May 2002. The Company completed its DTV implementation at WRDW, its Augusta, Georgia station, in early 2000. In May of 2001 the Company completed a similar installation at KWTX, its Waco Texas station. The Company has commenced such DTV construction at WEAU, its Eau Claire, Wisconsin station. The Company currently intends to complete the necessary DTV construction at all of its stations by the FCC deadline. The estimated total multi-year (1999 through 2002) capital expenditures required to implement initial digital television broadcast systems will approximate $30.9 million which includes a capital lease of approximately $2.5 million for tower facilities at WVLT-TV, the Company’s station in Knoxville, TN. As of June 30, 2001, the Company has incurred $7.1 million of such costs. The remaining $23.8 million in expenditures are expected to be incurred at various times throughout the remainder of 2001 and the first half of 2002 as the Company completes its DTV construction. The cash payments relating to such expenditures are expected to occur at various dates through 2003. Total capital expenditures, including DTV capital expenditures, for 2001 are anticipated to be approximately $15.0 million.

     The Company’s cash used in investing activities was $6.3 million for the six months ended June 30, 2001 and June 30, 2000, respectively.

     The Company’s financing activities used $6.1 million and $2.3 million for the six months ended June 30, 2001 and 2000, respectively. The increase in cash used in financing activities resulted primarily from increased payments on long-term debt offset in part by the proceeds from the issuance of common stock and the timing of dividend payments.

     The Company regularly enters into program contracts for the right to broadcast television programs produced by others and program commitments for the right to broadcast programs in the future. Such programming commitments are generally made to replace expiring or canceled program rights. Payments under such contracts are made in cash or the concession of advertising spots for the program provider to resell, or a combination of the two. During the six months ended June 30, 2001, the Company paid $2.7 million for such program broadcast rights.

     The Company and its subsidiaries file a consolidated federal income tax return and such state or local tax returns as are required. As of June 30, 2001, the Company anticipates that it will generate taxable operating losses for federal tax purposes for the foreseeable future.

     At June 30, 2001, the balance outstanding and the balance available under the Company’s bank loan agreement were $208.3 million and $56.3 million, respectively, and the average interest rate on the balance outstanding was 7.4%. At June 30, 2000, the balance outstanding and the balance available under the Company’s bank loan agreement were $220.0 million and $72.5 million, respectively, and the average interest rate on the balance outstanding was 9.7%. The decrease in the balance outstanding and the interest rate generated a decrease in interest expense of $1.7 million, or 8.4%, for the six-month period.

     The Company currently intends to refinance its existing bank loan agreement. Such refinancing is expected to be in the form of a $50 million reducing revolving credit facility and a $200 million term loan. The Company anticipates that the refinanced credit facility will contain terms and conditions generally similar to the Company’s existing bank loan agreement. The Company plans to complete this refinancing during the third quarter of 2001; however, the Company cannot guarantee when or if such refinancing will be completed.

     On March 31, 2000, the Company’s Board of Directors authorized payment of a $1.0 million fee to Bull Run Corporation, a principal shareholder of the Company, for services rendered in connection with the Company’s option to purchase Bull Run’s equity investment in Sarkes Tarzian. Effective as of March 1, 2000, the fee was and continues to be payable in equal monthly installments of $50,000. As of June 30, 2001, the unpaid portion of this fee was $200,000 and was included in the Company’s accounts payable balance.

     Management believes that current cash balances, cash flows from operations and the borrowings under its bank loan agreement will be adequate to provide for the Company’s capital expenditures, debt service, cash dividends and working capital requirements for the forseeable future.

     Management does not believe that inflation in past years has had a significant impact on the Company’s results of operations nor is inflation expected to have a significant effect upon the Company’s business in the near future.

Cautionary Statements for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act

     This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the words “believes,” “expects,” “anticipates,” “estimates” and similar words and expressions are generally intended to identify forward-looking statements. Statements that describe the Company’s future strategic plans, goals or objectives are also forward-looking statements. Readers of this report are cautioned that any forward-looking statements, including those regarding the intent, belief or current expectations of the Company or management, are not guarantees of future performance, results or events and involve risks and uncertainties, and that actual results and events may differ materially from those in the forward-looking statements as a result of various factors including, but not limited to, (i) general economic conditions in the markets in which the Company operates, (ii) competitive pressures in the markets in which the Company operates, (iii) the effect of future legislation or regulatory changes on the Company’s operations, (iv) high debt levels and (v) other factors described from time to time in the Company’s filings with the Securities and Exchange Commission. The forward-looking statements included in this report are made only as of the date hereof. The Company undertakes no obligation to update such forward-looking statements to reflect subsequent events or circumstances.

PART II.                OTHER INFORMATION

Item 4.                    Submission of Matters to a Vote of Security Holders

The following matters were voted upon at the 2001 Annual Meeting of Shareholders of the Company, on June 28, 2001, and votes were cast as indicated.

1.)	Election of Directors:

Nominee	For	Withheld Authority

Richard L. Boger	63,142,212	2,435,201

Hilton H. Howell, Jr.	63,142,312	2,435,101

William E. Mayher, III	63,142,281	2,435,132

Howell W. Newton	63,142,312	2,435,101

Hugh Norton	63,142,312	2,435,101

Robert S. Prather, Jr.	62,081,547	3,495,866

Harriett J. Robinson	63,112,631	2,464,782

J. Mack Robinson	62,001,955	3,575,458

2.)	To approve the amendment of the 1992 Long Term Incentive Plan to increase the number of shares of Gray Class B Common Stock issuable thereunder.

			Broker
For	Against	Abstain	Non-Votes

50,531,803	5,039,481	312,940	9,693,189

3.)	To confirm the appointment of Ernst & Young LLP as independent auditors of the Company for the year ending December 31, 2001.

For	Against	Abstain

65,362,121	201,892	13,400

Item 6.                    Exhibits and Reports on Form 8-K

(a)	Exhibits

None

(b)	Reports on Form 8-K

None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAY COMMUNICATIONS SYSTEMS, INC. (Registrant)

Date:	August 7, 2001	By:	–s– James C. Ryan

James C. Ryan, Vice President and Chief Financial Officer