Form 10-K/A
period 2000-12-31
GRAY COMMUNICATIONS SYSTEMS INC /GA/
filed 2001-10-15
CIK 43196

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                  --------------------------------------------
                                  FORM 10-K/A

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

                                                                             YEAR ENDED DECEMBER 31,
                                                      ------------------------------------------------------------------
                                                         2000        1999(1)        1998(2)       1997(3)      1996(4)
                                                      ----------    ----------    ----------    ----------    ----------
                                                                     (IN THOUSANDS EXCEPT PER SHARE DATA)

STATEMENTS OF OPERATIONS DATA
Revenues                                              $  171,213    $  143,953    $  128,890    $  103,548    $   79,305
Operating income(5)                                       31,098        22,060        24,927        20,730        16,079
Net income (loss)
    before extraordinary charge                           (6,212)       (6,315)       41,659        (1,402)        5,678
Net income (loss) before extraordinary
    charge available to common stockholders               (9,384)       (7,325)       36,981        (2,812)        5,302
Net income (loss) before extraordinary
    charge available to common stockholders
    per common share(6):
          Basic                                            (0.61)        (0.57)         3.10         (0.24)         0.65
          Diluted                                          (0.61)        (0.57)         2.98         (0.24)         0.62
Cash dividends per common share(6)                    $     0.08    $     0.08    $     0.06    $     0.05    $     0.05

BALANCE SHEET DATA (AT END OF PERIOD):
Total assets                                          $  636,772    $  658,157    $  468,974    $  345,051    $  298,664
Long-term debt (including current portion)               374,887       381,702       270,655       227,076       173,368
Total stockholders' equity                            $  155,961    $  168,188    $  126,703    $   92,295    $   95,226

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


Restatement of Financial Statements

      As discussed in Note E of the Notes to the Consolidated Financial Statements for the year ended December 31, 2000, during 1996 the Company issued 1,000 shares of Series A Preferred Stock with a liquidation value of $10,000 per share and detachable warrants for 731,250 shares of the Company's Class A Common Stock with a warrant exercise price of $11.92 per share for aggregate consideration of $10.0 million. Also during 1996, the Company issued 1,000 shares of Series B Preferred Stock with a liquidation value of $10,000 per share and detachable warrants for 750,000 shares of the Company's Class A Common Stock with a warrant exercise price of $16.00 per share for aggregate consideration of $10.0 million. At the time of each issuance, the Company recorded the full value of the consideration received as preferred stock on the balance sheet and did not separately allocate a part of the value to the respective detachable warrants.

      During 1998, the Company redeemed 650 shares of the originally issued Series B Preferred stock at the liquidation value of $10,000 per share for an aggregate cost of $6.5 million. During 2000, the Company redeemed 500 shares of the Series A Preferred stock at the liquidation value of $10,000 per share for an aggregate cost of $5.0 million.

      Ernst & Young, LLP, the company's independent auditors for each of the years ended December 31, 1996, 1997, 1998, 1999 and 2000, notified the Company on October 10, 2001 that the initial recording of the Series A and Series B Preferred Stock in 1996 was incorrect and the consideration received for each respective issuance of preferred stock and detachable warrants should have been allocated between the respective securities.

      Accordingly, the Company has reclassified $9.5 million from Serial Preferred Stock to Class A Common Stock to reflect the value of the respective detachable warrants issued in 1996. The Company determined the relative value of each series of detachable warrants using Black-Scholes valuation methods.

      When the Company redeemed certain shares of the Series B Preferred Stock during 1998 and certain shares of the Series A Preferred Stock during 2000, a non-cash constructive dividend to preferred shareholders should have been recorded. This constructive dividend recognizes that the recorded value of the respective preferred stock is less than the liquidation value at which the shares were redeemed. The Company's Consolidated Statements of Operations for the years ended December 31, 2000 and 1998 as well as the related Consolidated Statements of Stockholders' Equity for the years ended December 31, 2000, 1999 and 1998 have been restated to reflect such non-cash constructive preferred dividends. In recognizing these non-cash constructive preferred dividends, the Company's income available for common shareholders decreased by $3.4 million for the year ended December 31, 1998 and the loss available to common shareholders for the year ended December 31, 2000 increased by $2.2 million. Related earnings or loss per share available to common shareholder information has also been restated.

      A comparison of the Company's consolidated financial position and results of operations prior to and following the restatement follows:

Consolidated Balance Sheets ($ in thousands):


                                             AS OF DECEMBER 31, 2000         AS OF DECEMBER 31, 1999
                                          ----------------------------     ---------------------------
                                          AS RESTATED      AS REPORTED     AS RESTATED     AS REPORTED
                                          -----------      -----------     -----------     -----------

Serial Preferred Stock, no par value        $  4,637        $  8,606        $  7,371        $ 13,500

Class A Common Stock, no par value          $ 20,173        $ 10,684        $ 20,173        $ 10,684

Retained Earnings                           $ 23,273        $ 28,793        $ 34,013        $ 37,373

Stockholders Equity                         $155,961        $155,961        $168,188        $168,188


Consolidated Statement of Operations ($ in thousands except per share data):


                                                     YEAR ENDED                     YEAR ENDED
                                                  DECEMBER 31, 2000              DECEMBER 31, 1998
                                               -------------------------     ---------------------------
                                               AS RESTATED   AS REPORTED     AS RESTATED     AS REPORTED
                                               -----------   -----------     -----------     -----------

Non-cash preferred dividends associated
   with the redemption of preferred stock        $ 2,160       $    --         $ 3,361        $    --

Net Income (Loss) Available To Common
   Stockholders                                  $(9,384)      $(7,224)        $36,981        $40,342

Income (loss) per share available to
   common stockholders:
     Basic                                       $ (0.61)      $ (0.47)        $  3.10        $  3.38
     Diluted                                     $ (0.61)      $ (0.47)        $  2.98        $  3.25

      The required restatement of certain financial information related to the non-cash preferred dividends did not impact the Company's Consolidated Statement of Cash Flows for the years ended December 31, 2000, 1999 or 1998. In addition, the required restatement has no impact on the Company's credit agreements.

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

         Net loss available to common stockholders. Net loss available to common stockholders of the Company for the year ended December 31, 2000 and 1999 was $9.4 million and $7.3 million, respectively.

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

         Net income (loss) available to common stockholders. Net loss available to common stockholders of the Company was $7.3 million for the year ended December 31, 1999 as compared to net income available to common stockholders of the Company of $37.0 million for the year ended December 31, 1998, a decrease of $44.3 million. The primary reason for the decrease was due to the net gain of $44.3 million recorded for the disposition of WALB in 1998.

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

         As more fully described in Restatement of Financial Statements of Note E, the Company restated certain amounts previously reported as of December 31, 2000, 1999 and 1998 and for the years ended December 31, 2000 and 1998.



                                    Ernst & Young LLP

Atlanta, Georgia
January 29, 2001, except as to Restatement of Financial Statements of Note E as to which the date is October 10, 2001.

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
Commitments and contingencies

Stockholders' equity
     Serial Preferred Stock, no par value; authorized 20,000,000 shares;
       issued and outstanding 861 and 1,350 shares, respectively
       ($8,605,788 and $13,500,000 aggregate liquidation value,
       respectively)                                                              4,636,663           7,371,250
     Class A Common Stock, no par value; authorized 15,000,000
       shares; issued 7,961,574 shares, respectively                             20,172,959          20,172,959
     Class B Common Stock, no par value; authorized 15,000,000
       shares; issued 8,708,820 shares, respectively                            116,486,600         116,379,482
     Retained earnings                                                           23,273,239          34,012,683
                                                                              -------------       -------------
                                                                                164,569,461         177,936,374
    Treasury Stock at cost, Class A Common, 1,113,107 and 1,127,282
       shares, respectively                                                      (8,338,718)         (8,546,285)
    Treasury Stock at cost, Class B Common, 24,257 and 110,365
       shares, respectively                                                        (269,944)         (1,202,108)
                                                                              -------------       -------------
                                                                                155,960,799         168,187,981
                                                                              -------------       -------------
                                                                              $ 636,771,735       $ 658,156,524
                                                                              =============       =============

See accompanying notes.

                        GRAY COMMUNICATIONS SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                             YEAR ENDED DECEMBER 31,
                                                                     -----------------------------------------------------
                                                                          2000                1999                1998
                                                                     -------------       -------------       -------------
Operating revenues:
     Broadcasting (less agency commissions)                          $ 120,639,853       $  97,014,737       $  91,006,506
     Publishing                                                         41,499,521          37,808,328          29,330,080
     Paging                                                              9,073,629           9,129,702           8,552,936
                                                                     -------------       -------------       -------------
                                                                       171,213,003         143,952,767         128,889,522
Expenses:
     Broadcasting                                                       67,770,063          58,660,663          52,967,142
     Publishing                                                         31,408,235          28,781,501          24,197,169
     Paging                                                              6,136,157           6,550,529           5,618,421
     Corporate and administrative                                        3,594,113           3,448,203           3,062,995
     Depreciation                                                       16,889,172          12,855,449           9,690,757
     Amortization of intangible assets                                  14,317,733          11,595,919           8,425,821
                                                                     -------------       -------------       -------------
                                                                       140,115,473         121,892,264         103,962,305
                                                                     -------------       -------------       -------------
                                                                        31,097,530          22,060,503          24,927,217
Gain on exchange of television station (net of $780,000 paid
    to Bull Run Corporation in 1998)                                           -0-                 -0-          72,646,041
Valuation adjustments of goodwill and other assets                             -0-                 -0-          (2,073,913)
Miscellaneous income and (expense), net                                    781,251             335,871            (241,522)
                                                                     -------------       -------------       -------------
                                                                        31,878,781          22,396,374          95,257,823
Interest expense                                                        39,957,362          31,021,039          25,454,476
                                                                     -------------       -------------       -------------

                              INCOME (LOSS) BEFORE INCOME TAXES         (8,078,581)         (8,624,665)         69,803,347
Federal and state income taxes (benefit)                                (1,866,767)         (2,309,966)         28,143,981
                                                                     -------------       -------------       -------------
                                              NET INCOME (LOSS)         (6,211,814)         (6,314,699)         41,659,366
Preferred dividends                                                      1,012,374           1,010,000           1,317,830

Non-cash preferred dividends associated with
    the redemption of preferred stock                                    2,159,625                 -0-           3,360,500
                                                                     -------------       -------------       -------------

                                 NET INCOME (LOSS) AVAILABLE TO
                                            COMMON STOCKHOLDERS      $  (9,383,813)      $  (7,324,699)      $  36,981,036
                                                                     =============       =============       =============

Weighted average outstanding common shares-basic                        15,496,847          12,837,912          11,922,852
Stock compensation awards                                                      -0-                 -0-             481,443
                                                                     -------------       -------------       -------------
Weighted average outstanding common shares-diluted                      15,496,847          12,837,912          12,404,295
                                                                     =============       =============       =============

Income (loss) per share available to common stockholders:
    Basic                                                            $       (0.61)      $       (0.57)      $        3.10
    Diluted                                                          $       (0.61)      $       (0.57)      $        2.98

See accompanying notes.

                        GRAY COMMUNICATIONS SYSTEMS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                      CLASS A                    CLASS B
                                         PREFERRED STOCK            COMMON STOCK               COMMON STOCK
                                     -----------------------  -------------------------  -------------------------     RETAINED
                                      SHARES       AMOUNT       SHARES        AMOUNT       SHARES        AMOUNT        EARNINGS
                                     -------    ------------  ----------   ------------  ----------   ------------   ------------
Balance at December 31, 1997           2,060    $ 11,110,750   7,961,574   $ 19,847,281   5,273,046   $ 66,397,804   $  6,603,191
Net income                               -0-             -0-         -0-            -0-         -0-            -0-     41,659,366
Common Stock cash dividends
     ($0.06) per share                   -0-             -0-         -0-            -0-         -0-            -0-       (715,209)
Preferred Stock dividends                -0-             -0-         -0-            -0-         -0-            -0-     (1,317,830)
Non-cash preferred dividends
     associated with the redemption
     of preferred stock                  -0-             -0-         -0-            -0-         -0-            -0-     (3,360,500)
Issuance of Treasury Stock:
     401(k) plan                         -0-             -0-         -0-            -0-         -0-        180,821            -0-
     Directors' stock plan               -0-             -0-         -0-            -0-         -0-         30,652            -0-
     Non-qualified stock plan            -0-             -0-         -0-            -0-         -0-          9,597       (491,917)
Purchase of Class A Common Stock         -0-             -0-         -0-            -0-         -0-            -0-            -0-
Issuance of Series B Preferred Stock      51         509,384         -0-            -0-         -0-            -0-            -0-
Purchase of Series B Preferred Stock    (761)     (4,248,884)        -0-            -0-         -0-            -0-            -0-
Income tax benefits relating to
    stock plans                          -0-             -0-         -0-        325,678         -0-        173,511            -0-
                                     -------    ------------  ----------   ------------  ----------   ------------   ------------
Balance at December 31, 1998           1,350       7,371,250   7,961,574     20,172,959   5,273,046     66,792,385     42,377,101
Net loss                                 -0-             -0-         -0-            -0-         -0-            -0-     (6,314,699)
Common Stock cash dividends
     ($0.08) per share                   -0-             -0-         -0-            -0-         -0-            -0-     (1,027,322)
Preferred Stock dividends                -0-             -0-         -0-            -0-         -0-            -0-     (1,010,000)

Issuance of Treasury Stock:
     401(k) plan                         -0-             -0-         -0-            -0-         -0-        126,944            -0-
     Non-qualified stock plan            -0-             -0-         -0-            -0-         -0-            -0-        (12,397)
Issuance of Class B Common Stock         -0-             -0-         -0-            -0-   3,435,774     49,452,053            -0-
Purchase of Class B Common Stock         -0-             -0-         -0-            -0-         -0-            -0-            -0-
Income tax benefits relating to
    stock plans                          -0-             -0-         -0-            -0-         -0-          8,100            -0-
                                     -------    ------------  ----------   ------------  ----------   ------------   ------------
Balance at December 31, 1999           1,350       7,371,250   7,961,574     20,172,959   8,708,820    116,379,482     34,012,683
Net loss                                 -0-             -0-         -0-            -0-         -0-            -0-     (6,211,814)
Common Stock cash dividends
     ($0.08) per share                   -0-             -0-         -0-            -0-         -0-            -0-     (1,239,921)
Preferred Stock dividends                -0-             -0-         -0-            -0-         -0-            -0-     (1,012,374)
Non-cash preferred dividends
     associated with the redemption
     of preferred stock                  -0-             -0-         -0-            -0-         -0-            -0-     (2,159,625)
Issuance of Treasury Stock:
     401(k) plan                         -0-             -0-         -0-            -0-         -0-         53,071        (34,143)
     Non-qualified stock plan            -0-             -0-         -0-            -0-         -0-         54,047        (81,567)
Purchase of Class B Common
     Stock                               -0-             -0-         -0-            -0-         -0-            -0-            -0-
Issuance of Series B Preferred
     Stock                                11         105,788         -0-            -0-         -0-            -0-            -0-
Purchase of Series A Preferred
     Stock                              (500)     (2,840,375)        -0-            -0-         -0-            -0-            -0-
                                     -------    ------------  ----------   ------------  ----------   ------------   ------------
Balance at December 31, 2000             861    $  4,636,663   7,961,574   $ 20,172,959   8,708,820   $116,486,600   $ 23,273,239
                                     =======    ============  ==========   ============  ==========   ============   ============

See accompanying notes.

                                                    CLASS A                           CLASS B
                                                 TREASURY STOCK                    TREASURY STOCK
                                          ----------------------------       --------------------------
                                             SHARES           AMOUNT            SHARES        AMOUNT              TOTAL
                                          -----------      -----------       -----------    -----------       -------------
Balance at December 31, 1997               (1,172,882)     $(9,011,369)         (250,185)   $(2,652,509)      $  92,295,148
Net income                                        -0-              -0-               -0-            -0-          41,659,366
Common Stock cash dividends
     ($0.06) per share                            -0-              -0-               -0-            -0-            (715,209)
Preferred Stock dividends                         -0-              -0-               -0-            -0-          (1,317,830)
Non-cash preferred dividends
     associated with the redemption
     of preferred stock                           -0-              -0-               -0-            -0-          (3,360,500)
Issuance of Treasury Stock:
     401(k) plan                                  -0-              -0-            29,305        310,703             491,524
     Directors' stock plan                        -0-              -0-            84,300        893,763             924,415
     Non-qualified stock plan                  74,100        1,015,254             1,500         15,900             548,834
Purchase of Class A Common Stock              (30,750)        (582,567)              -0-            -0-            (582,567)
Issuance of Series B Preferred Stock              -0-              -0-               -0-            -0-             509,384
Purchase of Series B Preferred Stock              -0-              -0-               -0-            -0-          (4,248,884)
Income tax benefits relating to
    stock plans                                   -0-              -0-               -0-            -0-             499,189
                                          -----------      -----------       -----------    -----------       -------------
Balance at December 31, 1998               (1,129,532)      (8,578,682)         (135,080)    (1,432,143)        126,702,870
Net loss                                          -0-              -0-               -0-            -0-          (6,314,699)
Common Stock cash dividends
     ($0.08) per share                            -0-              -0-               -0-            -0-          (1,027,322)
Preferred Stock dividends                         -0-              -0-               -0-            -0-          (1,010,000)
Issuance of Treasury Stock:
     401(k) plan                                  -0-              -0-            44,715        487,039             613,983
     Non-qualified stock plan                   2,250           32,397               -0-            -0-              20,000
Issuance of Class B Common Stock                  -0-              -0-               -0-            -0-          49,452,053
Purchase of Class B Common Stock                  -0-              -0-           (20,000)      (257,004)           (257,004)
Income tax benefits relating to
     stock plans                                  -0-              -0-               -0-            -0-               8,100
                                          -----------      -----------       -----------    -----------       -------------
Balance at December 31, 1999               (1,127,282)      (8,546,285)         (110,365)    (1,202,108)        168,187,981
Net loss                                          -0-              -0-               -0-            -0-          (6,211,814)
Common Stock cash dividends
     ($0.08) per share                            -0-              -0-               -0-            -0-          (1,239,921)
Preferred Stock dividends                         -0-              -0-               -0-            -0-          (1,012,374)
Non-cash preferred dividends
     associated with the redemption
     of preferred stock                           -0-              -0-               -0-            -0-          (2,159,625)
Issuance of Treasury Stock:
     401(k) plan                                  -0-              -0-            59,969        666,295             685,223
     Non-qualified stock plan                  14,175          207,567            37,500        408,453             588,500
Purchase of Class B Common Stock                  -0-              -0-           (11,361)      (142,584)           (142,584)
Issuance of Series B Preferred Stock              -0-              -0-               -0-            -0-             105,788
Purchase of Series A Preferred Stock              -0-              -0-               -0-            -0-          (2,840,375)
                                          -----------      -----------       -----------    -----------       -------------
Balance at December 31, 2000               (1,113,107)     $(8,338,718)          (24,257)   $  (269,944)      $ 155,960,799
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

                                                                          YEAR ENDED DECEMBER 31,
                                                                         -------------------------
                                                                            1999            1998
                                                                         ---------       ---------
                                                                                (UNAUDITED)
Revenues, net                                                            $ 162,038       $ 161,544
                                                                         =========       =========

Net loss available to common stockholders                                $ (11,454)      $ (14,819)
                                                                         =========       =========

 Loss per share available to common stockholders:
    Basic and diluted                                                    $   (0.74)      $   (0.96)
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

                                                                                 YEAR ENDED
                                                                              DECEMBER 31, 1998
                                                                              -----------------
                                                                                 (UNAUDITED)
Revenues, net                                                                     $ 133,661
                                                                                  =========

Net loss available to common stockholders                                         $  (7,923)
                                                                                  =========

 Loss per share available to common stockholders:
    Basic and diluted                                                             $   (0.66)
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


Restatement of Financial Statements

      As discussed above, during 1996 the Company issued 1,000 shares of Series A Preferred Stock with a liquidation value of $10,000 per share and detachable warrants for 731,250 shares of the Company's Class A Common Stock with a warrant exercise price of $11.92 per share for aggregate consideration of $10.0 million. Also during 1996, the Company issued 1,000 shares of Series B Preferred Stock with a liquidation value of $10,000 per share and detachable warrants for 750,000 shares of the Company's Class A Common Stock with a warrant exercise price of $16.00 per share for aggregate consideration of $10.0 million. At the time of each issuance, the Company recorded the full value of the consideration received as preferred stock on the balance sheet and did not separately allocate a part of the value to the respective detachable warrants.

      During 1998, the Company redeemed 650 shares of the originally issued Series B Preferred stock at the liquidation value of $10,000 per share for an aggregate cost of $6.5 million. During 2000, the Company redeemed 500 shares of the Series A Preferred stock at the liquidation value of $10,000 per share for an aggregate cost of $5.0 million.

      On October 10, 2001, the Company became aware that the initial recording of the Series A and Series B Preferred Stock in 1996 was incorrect and the consideration received for each respective issuance of preferred stock and detachable warrants should have been allocated between the respective securities.

      Accordingly, the Company has reclassified $9.5 million from Serial Preferred Stock to Class A Common Stock to reflect the value of the respective detachable warrants issued in 1996. The Company determined the relative value of each series of detachable warrants using Black-Scholes valuation methods.

      When the Company redeemed certain shares of the Series B Preferred Stock during 1998 and certain shares of the Series A Preferred Stock during 2000, a non-cash constructive dividend to preferred shareholders should have been recorded. This constructive dividend recognizes that the recorded value of the respective preferred stock is less than the liquidation value at which the shares were redeemed. The Company's Consolidated Statements of Operations for the years ended December 31, 2000 and 1998 as well as the related Consolidated Statements of Stockholders' Equity for the years ended December 31, 2000, 1999 and 1998 have been restated to reflect such non-cash constructive preferred dividends. In recognizing these non-cash constructive preferred dividends, the Company's income available for common shareholders decreased by $3.4 million for the year ended December 31, 1998 and the loss available to common shareholders for the year ended December 31, 2000 increased by $2.2 million. Related earnings or loss per share available to common shareholder information has also been restated.

      A comparison of the Company's consolidated financial position and results of operations prior to and following the restatement follows:

Consolidated Balance Sheets ($ in thousands):


                                             AS OF DECEMBER 31, 2000         AS OF DECEMBER 31, 1999
                                          ----------------------------    ----------------------------
                                          AS RESTATED      AS REPORTED    AS RESTATED      AS REPORTED
                                          -----------      -----------    -----------      -----------

Serial Preferred Stock, no par value        $  4,637        $  8,606        $  7,371        $ 13,500

Class A Common Stock, no par value          $ 20,173        $ 10,684        $ 20,173        $ 10,684

Retained Earnings                           $ 23,273        $ 28,793        $ 34,013        $ 37,373

Stockholders Equity                         $155,961        $155,961        $168,188        $168,188

Consolidated Statement of Operations ($ in thousands except per share data):


                                                       YEAR ENDED                            YEAR ENDED
                                                    DECEMBER 31, 2000                    DECEMBER 31, 1998
                                                ----------------------------        ----------------------------
                                                AS RESTATED      AS REPORTED        AS RESTATED      AS REPORTED
                                                -----------      -----------        -----------      -----------

Non-cash preferred dividends associated
   with the redemption of preferred stock        $    2,160        $       --        $    3,361        $       --

Net Income (Loss) Available To Common
   Stockholders                                  $   (9,384)       $   (7,224)       $   36,981        $   40,342

Income (loss) per share available to
   common stockholders:
      Basic                                      $    (0.61)       $    (0.47)       $     3.10        $     3.38
      Diluted                                    $    (0.61)       $    (0.47)       $     2.98        $     3.25

      The required restatement of certain financial information related to the non-cash preferred dividends did not impact the Company's Consolidated Statement of Cash Flows for the years ended December 31, 2000, 1999 or 1998. In addition, the required restatement has no impact on the Company's credit agreements.

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

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands, except per common share data):

                                                                        YEAR ENDED DECEMBER 31,
                                                                --------------------------------------
                                                                   2000          1999          1998
                                                                ----------    ----------    ----------

Pro forma income (loss) available to common stockholders        $  (10,404)   $   (8,329)   $   36,163
Pro forma income (loss) per common share:
     Basic                                                      $    (0.67)   $    (0.65)   $     3.03
     Diluted                                                    $    (0.67)   $    (0.65)   $     2.92

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

K. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                       FISCAL QUARTERS
                                                 -----------------------------------------------------------
                                                  FIRST            SECOND           THIRD            FOURTH
                                                 --------         --------         --------         --------
                                                          (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
YEAR ENDED DECEMBER 31, 2000:
Operating revenues                               $ 38,888         $ 43,408         $ 41,610         $ 47,307
Operating income                                    4,101            8,481            8,562            9,954
Net income (loss)                                  (3,849)          (1,370)          (1,134)             141
Net loss available to common stockholders          (4,101)          (1,623)          (1,387)          (2,273)
Basic and diluted loss per share                 $  (0.27)        $  (0.10)        $  (0.09)        $  (0.15)

YEAR ENDED DECEMBER 31, 1999:
Operating revenues                               $ 31,392         $ 35,029         $ 33,530         $ 44,002
Operating income                                    4,333            5,661            4,290            7,776
Net loss                                           (1,560)          (1,080)          (1,968)          (1,707)
Net loss available to common stockholders          (1,813)          (1,333)          (2,220)          (1,959)
Basic and diluted loss per share                 $  (0.15)        $  (0.11)        $  (0.19)        $  (0.13)


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

10.10         Agreement and Plan of Merger by and among Gray Communications
               Systems, Inc., Gray Communications of Texas, Inc. and KWTX
               Broadcasting Company dated as of April 13, 1999 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended March 31, 1999)

10.11         Agreement and Plan of Merger by and among Gray Communications
               Systems, Inc., Gray Communications of Texas, Inc. and Brazos
               Broadcasting Company dated as of April 13, 1999 (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended March 31, 1999)

10.12         Asset Purchase Agreement by and among Gray Communications
               Systems, Inc., Gray Communications of Texas-Sherman, Inc., KXII
               Licensee Corp., KXII Television, Ltd., K-Twelve, Ltd., KBI 1,
               Inc., KBI 2 Inc., KXII Properties, Inc. and the Shareholders of
               KXII Properties, Inc. dated as of April 26, 1999 (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q for the quarter ended March 31, 1999)

21*           List of Subsidiaries

23            Consent of Ernst & Young LLP

---------------------
  * Previously filed.

(D) FINANCIAL STATEMENT SCHEDULES - The response to this section is submitted as a part of (a)(1) and (2).

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           GRAY COMMUNICATIONS SYSTEMS, INC.


Date: October 15, 2001               By:            /s/ JAMES C. RYAN
                                        ----------------------------------------
                                                     James C. Ryan,
                                                    Vice President &
                                                 Chief Financial Officer

                         REPORT OF INDEPENDENT AUDITORS

               We have audited the consolidated financial statements of Gray Communications Systems, Inc. as of December 31, 2000 and 1999, and for each of the three years in the period ended December 31, 2000, and have issued our report thereon dated January 29, 2001, except as to Restatement of Financial Statements of Note E as to which the date is October 10, 2001. Our audits also included the financial statement schedule listed in Item 14(a). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

               In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                  Ernst & Young LLP

Atlanta, Georgia
January 29, 2001, except as to Restatement of Financial Statements for Note E as to which the date is October 10, 2001.

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