Form 10-Q/A
period 2001-03-31
GRAY COMMUNICATIONS SYSTEMS INC /GA/
filed 2001-10-18
CIK 43196

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
(MARK ONE)
  [X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Serial Preferred Stock, no par value; authorized 20,000,000 shares; issued and outstanding 861 shares, respectively ($8,605,788 aggregate
       liquidation value, respectively)                                                  4,636,663           4,636,663
     Class A Common Stock, no par value; authorized 15,000,000
       shares; issued 7,961,574 shares, respectively                                    20,172,959          20,172,959
     Class B Common Stock, no par value; authorized 15,000,000
       shares; issued 8,750,630 and 8,708,820 shares, respectively                     117,107,199         116,486,600
     Accumulated other comprehensive income (loss)                                        (117,526)                -0-
     Retained earnings                                                                  17,779,522          23,273,239
                                                                                     -------------       -------------
                                                                                       159,578,817         164,569,461
     Treasury Stock at cost, Class A Common Stock, 1,113,107 shares,
       respectively                                                                     (8,338,718)         (8,338,718)
     Treasury Stock at cost, Class B Common Stock, 0 and 24,257 shares,
       respectively                                                                            -0-            (269,944)
                                                                                     -------------       -------------
                                                                                       151,240,099         155,960,799
                                                                                     -------------       -------------
                                                                                     $ 621,175,420       $ 636,771,735
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
                                                               ============         ============


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        GRAY COMMUNICATIONS SYSTEMS, INC.
      CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)


                                            Preferred                        Class A                              Class B
                                               Stock                       Common Stock                        Common Stock
                                         ---------------------      --------------------------        ---------------------------
                                         Shares      Amount            Shares          Amount            Shares           Amount
                                         ------      ------            ------          ------            ------           ------
Balance at December 31, 2000              861       $4,636,663       7,961,574       $20,172,959       8,708,820       $116,486,600

Comprehensive loss:
   Net loss for the three months
    ended March 31, 2001
   SFAS 133 derivative valuation
    income (expense), net


Total comprehensive loss

Common stock dividends ($.02
   per share)

Preferred stock dividends

Issuance of treasury stock:
   401 (k) plan                                                                                            3,110            100,741
   Non-qualified stock plan                                                                               38,700            519,858
                                       ------       ----------       ---------       -----------       ---------       ------------

Balance at March 31, 2001                 861       $4,636,663       7,961,574       $20,172,959       8,750,630       $117,107,199
                                       ======       ==========       =========       ===========       =========       ============


                                   Accumulated                           Class A                    Class B
                                      Other                           Treasury Stock              Treasury Stock
                                  Comprehensive     Retained     --------------------------   ----------------------
                                  Income (Loss)     Earnings       Shares        Amount        Shares       Amount       Total
                                  -------------   ------------   -----------    -----------   --------    ----------  ------------
Balance at December 31, 2000       $        --    $ 23,273,239    (1,113,107)   $(8,338,718)    (24,257)  $(269,944)  $155,960,799

Comprehensive loss:
   Net loss for the three months
    ended March 31, 2001                            (5,027,726)                                                         (5,027,726)
   SFAS 133 derivative valuation
    income (expense), net             (117,526)                                                                           (117,526)
                                                                                                                      ------------
Total comprehensive loss                                                                                                (5,145,252)

Common stock dividends ($.02
   per share)                                         (311,904)                                                           (311,904)

Preferred stock dividends                             (154,087)                                                           (154,087)

Issuance of treasury stock:
   401 (k) plan                                                                                   9,257     103,027        203,768
   Non-qualified stock plan                                                                      15,000     166,917        686,775

                                   -----------    ------------   -----------    ----------- -----------   ---------   ------------

Balance at March 31, 2001          $  (117,526)   $ 17,779,522    (1,113,107)   $(8,338,718)         --   $      --   $151,240,099
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
                                                                                        ============           ============


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

NOTE A--BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements of Gray Communications Systems, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2000.

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


NOTE D - RESTATEMENT OF FINANCIAL STATEMENTS

         As discussed in Note E of the Notes to the Consolidated Financial Statements for the year ended December 31, 2000 as filed in the Company's annual report on Form 10K/A, during 1996 the Company issued 1,000 shares of Series A Preferred Stock with a liquidation value of $10,000 per share and detachable warrants for 731,250 shares of the Company's Class A Common Stock with a warrant exercise price of $11.92 per share for aggregate consideration of $10.0 million. Also during 1996, the Company issued 1,000 shares of Series B Preferred Stock with a liquidation value of $10,000 per share and detachable warrants for 750,000 shares of the Company's Class A Common Stock with a warrant exercise price of $16.00 per share for aggregate consideration of $10.0 million. At the time of each issuance, the Company recorded the full value of the consideration received as preferred stock on the balance sheet and did not separately allocate a part of the value to the respective detachable warrants.

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

         A comparison of the Company's consolidated financial position prior to and following the restatement follows:

Consolidated Balance Sheets ($ in thousands):

                                                    AS OF MARCH 31, 2001                   AS OF DECEMBER 31, 2000
                                               -------------------------------         ------------------------------
                                               AS RESTATED         AS REPORTED         AS RESTATED        AS REPORTED
                                               -----------         -----------         -----------        -----------
Serial Preferred Stock, no par value            $  4,637            $  8,606            $  4,637            $  8,606

Class A Common Stock, no par value              $ 20,173            $ 10,684            $ 20,173            $ 10,684

Retained Earnings                               $ 17,780            $ 23,300            $ 23,273            $ 28,793

Stockholders Equity                             $151,240            $151,240            $155,961            $155,961

         The required restatement of certain financial information related to the non-cash preferred dividends did not impact the Company's Condensed Consolidated Statement of Operations or the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2001 or 2000. In addition, the required restatement has no impact on the Company's credit agreements.

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

Restatement of Financial Statements

         As discussed in Note E of the Notes to the Consolidated Financial Statements for the year ended December 31, 2000 as filed in the Company's annual report on Form 10K/A, during 1996 the Company issued 1,000 shares of Series A Preferred Stock with a liquidation value of $10,000 per share and detachable warrants for 731,250 shares of the Company's Class A Common Stock with a warrant exercise price of $11.92 per share for aggregate consideration of $10.0 million. Also during 1996, the Company issued 1,000 shares of Series B Preferred Stock with a liquidation value of $10,000 per share and detachable warrants for 750,000 shares of the Company's Class A Common Stock with a warrant exercise price of $16.00 per share for aggregate consideration of $10.0 million. At the time of each issuance, the Company recorded the full value of the consideration received as preferred stock on the balance sheet and did not separately allocate a part of the value to the respective detachable warrants.

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

         A comparison of the Company's consolidated financial position prior to and following the restatement follows:

Consolidated Balance Sheets ($ in thousands):

                                                     AS OF MARCH 31, 2001                  AS OF DECEMBER 31, 2000
                                               -------------------------------         ------------------------------
                                               AS RESTATED         AS REPORTED         AS RESTATED        AS REPORTED
                                               -----------         -----------         -----------        -----------
Serial Preferred Stock, no par value            $  4,637            $  8,606            $  4,637            $  8,606

Class A Common Stock, no par value              $ 20,173            $ 10,684            $ 20,173            $ 10,684

Retained Earnings                               $ 17,780            $ 23,300            $ 23,273            $ 28,793

Stockholders Equity                             $151,240            $151,240            $155,961            $155,961

         The required restatement of certain financial information related to the non-cash preferred dividends did not impact the Company's Condensed Consolidated Statement of Operations or the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2001 or 2000. In addition, the required restatement has no impact on the Company's credit agreements.

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

OUTLOOK

         With the adoption of Regulation FD by the Securities and Exchange Commission, the Company is providing this guidance to widely disseminate the Company's outlook for the second quarter and full year 2001. The guidance being provided is based on the economic and market conditions as of May 14, 2001. The Company can give no assurances as to how changes in those conditions may affect the current expectations. The Company assumes no obligation to update the guidance or expectations contained in this "Outlook" section. All matters discussed in this "Outlook" section are forward-looking and, as such, persons relying on this information should refer to the "Cautionary Statements for Purposes of the 'Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995" section below.

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

CAUTIONARY STATEMENTS FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT

         This quarterly report on Form 10-Q/A contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the words "believes," "expects," "anticipates," "estimates" and similar words and expressions are generally intended to identify forward-looking statements. Statements that describe the Company's future strategic plans, goals or objectives are also forward-looking statements. Readers of this report are cautioned that any forward-looking statements, including those regarding the intent, belief or current expectations of the Company or management, are not guarantees of future performance, results or events and involve risks and uncertainties, and that actual results and events may differ materially from those in the forward-looking statements as a result of various factors including, but not limited to, (i) general economic conditions in the markets in which the Company operates, (ii) competitive pressures in the markets in which the Company operates, (iii) the effect of future legislation or regulatory changes on the Company's operations, (iv) high debt levels and (v) other factors described from time to time in the Company's filings with the Securities and Exchange Commission. The forward-looking statements included in this report are made only as of the date hereof. The Company undertakes no obligation to update such forward-looking statements to reflect subsequent events or circumstances.

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


                                    GRAY COMMUNICATIONS SYSTEMS, INC.
                                               (Registrant)




Date: October 18, 2001           By:         /s/ James C. Ryan
                                    ------------------------------------------
                                                 James C. Ryan,
                                    Vice President and Chief Financial Officer