Form 10-Q/A
period 2001-06-30
GRAY COMMUNICATIONS SYSTEMS INC /GA/
filed 2001-10-18
CIK 43196

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

INDEX

GRAY COMMUNICATIONS SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GRAY COMMUNICATIONS SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2001	2000

	(Unaudited)
CURRENT ASSETS:

Cash and cash equivalents	$1,694,601	$2,214,838

Trade accounts receivable, less allowance for doubtful accounts of $776,000 and $845,000, respectively	27,115,665	30,321,372

Recoverable income taxes	900,133	1,196,408

Inventories	1,122,642	1,472,377

Current portion of program broadcast rights	1,367,154	3,723,988

Other current assets	1,083,380	670,718

Total current assets	33,283,575	39,599,701

PROPERTY AND EQUIPMENT:

Land	4,905,121	4,905,121

Buildings and improvements	16,738,068	16,639,424

Equipment	109,148,388	106,783,692

	130,791,577	128,328,237

Allowance for depreciation	(64,153,249)	(55,730,599)

	66,638,328	72,597,638

OTHER ASSETS:

Deferred loan costs, net	7,432,075	8,203,055

Goodwill and other intangibles, net:

Licenses and network affiliation agreements	430,320,289	436,255,773

Goodwill	72,999,395	73,978,230

Consulting and noncompete agreements	1,138,708	1,381,545

Other	5,057,536	4,755,793

	516,948,003	524,574,396

	$616,869,906	$636,771,735

See notes to condensed consolidated financial statements.

GRAY COMMUNICATIONS SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

	June 30,	December 31,
	2001	2000

	(Unaudited)
CURRENT LIABILITIES:

Trade accounts payable (includes $200,000 payable to Bull Run Corporation, respectively)	$6,837,289	$4,452,911

Employee compensation and benefits	5,500,168	6,630,078

Accrued expenses	2,051,071	1,631,490

Accrued interest	7,479,700	6,875,294

Current portion of program broadcast obligations	1,167,784	3,605,960

Deferred revenue	3,006,675	3,015,044

Current portion of long-term debt	390,000	200,000

SFAS 133 derivative valuation allowance	1,055,500	-0-

Total current liabilities	27,488,187	26,410,777

LONG-TERM DEBT	368,167,427	374,687,052

OTHER LONG-TERM LIABILITIES:

Program broadcast obligations, less current portion	781,591	303,308

Supplemental employee benefits	538,264	525,151

Deferred income taxes	69,123,785	72,935,799

Other deferred liabilities	-0-	3,650,115

Acquisition related liabilities	2,005,447	2,298,734

	72,449,087	79,713,107

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:

Serial Preferred Stock, no par value; authorized 20,000,000 shares; issued and outstanding 861 shares, respectively ($8,605,788 aggregate liquidation value, respectively)	4,636,663	4,636,663

Class A Common Stock, no par value; authorized 15,000,000 shares; issued 7,961,574 shares, respectively	20,172,959	20,172,959

Class B Common Stock, no par value; authorized 15,000,000 shares; issued 8,761,544 and 8,708,820 shares, respectively	117,273,822	116,486,600

Accumulated other comprehensive loss	(58,762)	-0-

Retained earnings	15,079,241	23,273,239

	157,103,923	164,569,461

Treasury Stock at cost, Class A Common Stock, 1,113,107 shares, respectively	(8,338,718)	(8,338,718)

Treasury Stock at cost, Class B Common Stock, -0- and 24,257 shares, respectively	-0-	(269,944)

	148,765,205	155,960,799

	$616,869,906	$636,771,735

See notes to condensed consolidated financial statements.

GRAY COMMUNICATIONS SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

OPERATING REVENUES

Broadcasting (net of agency commissions)	$27,532,657	$30,691,603	$52,574,770	$57,360,056

Publishing	10,187,189	10,423,481	19,927,035	20,344,708

Paging	2,258,074	2,292,982	4,404,684	4,591,103

	39,977,920	43,408,066	76,906,489	82,295,867

EXPENSES

Broadcasting	16,066,800	16,710,210	32,374,788	33,625,960

Publishing	7,757,233	7,928,049	15,659,337	15,592,959

Paging	1,375,881	1,515,384	2,811,544	3,019,408

Corporate and administrative	884,368	937,566	1,828,775	1,965,746

Depreciation and amortization	7,845,729	7,835,369	15,696,401	15,509,701

	33,930,011	34,926,578	68,370,845	69,713,774

	6,047,909	8,481,488	8,535,644	12,582,093

Miscellaneous income (expense), net	27,271	(55,602)	98,204	7,699

SFAS 133 derivative valuation income (expense), net	(175,282)	-0-	(960,724)	-0-

	5,899,898	8,425,886	7,673,124	12,589,792

Interest expense	8,915,927	10,116,190	18,166,879	19,840,698

LOSS BEFORE INCOME TAXES	(3,016,029)	(1,690,304)	(10,493,755)	(7,250,906)

Income tax benefit	(782,000)	(320,000)	(3,232,000)	(2,032,000)

NET LOSS	(2,234,029)	(1,370,304)	(7,261,755)	(5,218,906)

Preferred dividends	154,087	252,500	308,174	505,000

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(2,388,116)	$(1,622,804)	$(7,569,929)	$(5,723,906)

AVERAGE OUTSTANDING COMMON SHARES:

Basic and diluted	15,602,578	15,493,990	15,587,111	15,475,337

LOSS PER SHARE AVAILABLE TO COMMON STOCKHOLDERS:

Basic and diluted	$(0.15)	$(0.10)	$(0.49)	$(0.37)

See notes to condensed consolidated financial statements.

GRAY COMMUNICATIONS SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

	Preferred		Class A		Class B		Accumulated		Class A
	Stock		Common Stock		Common Stock		Other		Treasury Stock
							Comprehensive	Retained
	Shares	Amount	Shares	Amount	Shares	Amount	Income (Loss)	Earnings	Shares

Balance at December 31, 2000	861	$4,636,663	7,961,574	$20,172,959	8,708,820	$116,486,600	$—	$23,273,239	(1,113,107)

Comprehensive loss:

Net loss for the six months ended June 30, 2001								(7,261,755)

SFAS 133 derivative valuation income (expense), net							(58,762)

Total comprehensive loss

Common stock dividends ($.04 per share)								(624,069)

Preferred stock dividends								(308,174)

Issuance of treasury stock:

401(k) plan					14,024	267,364

Non-qualified stock plan					38,700	519,858

Balance at June 30, 2001	861	$4,636,663	7,961,574	$20,172,959	8,761,544	$117,273,822	$(58,762)	$15,079,241	(1,113,107)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Class A	Class B
	Treasury Stock	Treasury Stock

	Amount	Shares	Amount	Total

Balance at December 31, 2000	$(8,338,718)	(24,257)	$(269,944)	$155,960,799

Comprehensive loss:

Net loss for the six months ended June 30, 2001				(7,261,755)

SFAS 133 derivative valuation income (expense), net				(58,762)

Total comprehensive loss				(7,320,517)

Common stock dividends ($.04 per share)				(624,069)

Preferred stock dividends				(308,174)

Issuance of treasury stock:

401(k) plan		9,257	103,027	370,391

Non-qualified stock plan		15,000	166,917	686,775

Balance at June 30, 2001	$(8,338,718)	—	$—	$148,765,205

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

NOTE A—BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of Gray Communications Systems, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month and three-month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2000.

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

NOTE D – RESTATEMENT OF FINANCIAL STATEMENTS

     As discussed in Note E of the Notes to the Consolidated Financial Statements for the year ended December 31, 2000 as filed in the Company’s annual report on Form 10K/A, during 1996 the Company issued 1,000 shares of Series A Preferred Stock with a liquidation value of $10,000 per share and detachable warrants for 731,250 shares of the Company’s Class A Common Stock with a warrant exercise price of $11.92 per share for aggregate consideration of $10.0 million. Also during 1996, the Company issued 1,000 shares of Series B Preferred Stock with a liquidation value of $10,000 per share and detachable warrants for 750,000 shares of the Company’s Class A Common Stock with a warrant exercise price of $16.00 per share for aggregate consideration of $10.0 million. At the time of each issuance, the Company recorded the full value of the consideration received as preferred stock on the balance sheet and did not separately allocate a part of the value to the respective detachable warrants.

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

     When the Company redeemed certain shares of the Series B Preferred Stock during 1998 and certain shares of the Series A Preferred Stock during 2000, a non-cash constructive dividend to preferred shareholders should have been recorded. This constructive dividend recognizes that the recorded value of the respective preferred stock is less than the liquidation value at which the shares were redeemed. The Company’s Consolidated Statements of Operations for the years ended December 31, 2000 and 1998 as well as the related Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2000, 1999 and 1998 have been restated to reflect such non-cash constructive preferred dividends. In recognizing these non-cash constructive preferred dividends, the Company’s income available for common shareholders decreased by $3.4 million for the year ended December 31, 1998 and the loss available to common shareholders for the year ended December 31, 2000 increased by $2.2 million. Related earnings or loss per share available to common shareholder information has also been restated.

     A comparison of the Company’s consolidated financial position prior to and following the restatement follows:

     Consolidated Balance Sheets ($ in thousands):

	As of June 30, 2001		As of December 31, 2000

	As Restated	As Reported	As Restated	As Reported

Serial Preferred Stock, no par value	$4,637	$8,606	$4,637	$8,606

Class A Common Stock, no par value	$20,173	$10,684	$20,173	$10,684

Retained Earnings	$15,079	$20,599	$23,273	$28,793

Stockholders Equity	$148,765	$148,765	$155,961	$155,961

     The required restatement of certain financial information related to the non-cash preferred dividends did not impact the Company’s Condensed Consolidated Statement of Operations for the three months or six months ended June 30, 2001 or the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2001 or 2000. In addition, the required restatement has no impact on the Company’s credit agreements.

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

Restatement of Financial Statements

     As discussed in Note E of the Notes to the Consolidated Financial Statements for the year ended December 31, 2000 as filed in the Company’s annual report on Form 10K/A, during 1996 the Company issued 1,000 shares of Series A Preferred Stock with a liquidation value of $10,000 per share and detachable warrants for 731,250 shares of the Company’s Class A Common Stock with a warrant exercise price of $11.92 per share for aggregate consideration of $10.0 million. Also during 1996, the Company issued 1,000 shares of Series B Preferred Stock with a liquidation value of $10,000 per share and detachable warrants for 750,000 shares of the Company’s Class A Common Stock with a warrant exercise price of $16.00 per share for aggregate consideration of $10.0 million. At the time of each issuance, the Company recorded the full value of the consideration received as preferred stock on the balance sheet and did not separately allocate a part of the value to the respective detachable warrants.

     During 1998, the Company redeemed 650 shares of the originally issued Series B Preferred stock at the liquidation value of $10,000 per share for an aggregate cost of $6.5 million. During 2000, the Company redeemed 500 shares of the Series A Preferred stock at the liquidation value of $10,000 per share for an aggregate cost of $5.0 million.

     Ernst & Young, LLP, the Company’s independent auditors for each of the years ended December 31, 1996, 1997, 1998, 1999 and 2000, notified the Company on October 10, 2001 that the initial recording of the Series A and Series B Preferred Stock in 1996 was incorrect and the consideration received for each respective issuance of preferred stock and detachable warrants should have been allocated between the respective securities.

     Accordingly, the Company has reclassified $9.5 million from Serial Preferred Stock to Class A Common Stock to reflect the value of the respective detachable warrants issued in 1996. The Company determined the relative value of each series of detachable warrants using Black-Scholes valuation methods.

     When the Company redeemed certain shares of the Series B Preferred Stock during 1998 and certain shares of the Series A Preferred Stock during 2000, a non-cash constructive dividend to preferred shareholders should have been recorded. This constructive dividend recognizes that the recorded value of the respective preferred stock is less than the liquidation value at which the shares were redeemed. The Company’s Consolidated Statements of Operations for the years ended December 31, 2000 and 1998 as well as the related Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2000, 1999 and 1998 have been restated to reflect such non-cash constructive preferred dividends. In recognizing these non-cash constructive preferred dividends, the Company’s income available for common shareholders decreased by $3.4 million for the year ended December 31, 1998 and the loss available to common shareholders for the year ended December 31, 2000 increased by $2.2 million. Related earnings or loss per share available to common shareholder information has also been restated.

     A comparison of the Company’s consolidated financial position prior to and following the restatement follows:

     Consolidated Balance Sheets ($ in thousands):

	As of June 30, 2001		As of December 31, 2000

	As Restated	As Reported	As Restated	As Reported

Serial Preferred Stock, no par value	$4,637	$8,606	$4,637	$8,606

Class A Common Stock, no par value	$20,173	$10,684	$20,173	$10,684

Retained Earnings	$15,079	$20,599	$23,273	$28,793

Stockholders Equity	$148,765	$148,765	$155,961	$155,961

     The required restatement of certain financial information related to the non-cash preferred dividends did not impact the Company’s Condensed Consolidated Statement of Operations for the three months or six months ended June 30, 2001 or the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2001 or 2000. In addition, the required restatement has no impact on the Company’s credit agreements.

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

Cautionary Statements for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act

     This quarterly report on Form 10-Q/A contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the words “believes,” “expects,” “anticipates,” “estimates” and similar words and expressions are generally intended to identify forward-looking statements. Statements that describe the Company’s future strategic plans, goals or objectives are also forward-looking statements. Readers of this report are cautioned that any forward-looking statements, including those regarding the intent, belief or current expectations of the Company or management, are not guarantees of future performance, results or events and involve risks and uncertainties, and that actual results and events may differ materially from those in the forward-looking statements as a result of various factors including, but not limited to, (i) general economic conditions in the markets in which the Company operates, (ii) competitive pressures in the markets in which the Company operates, (iii) the effect of future legislation or regulatory changes on the Company’s operations, (iv) high debt levels and (v) other factors described from time to time in the Company’s filings with the Securities and Exchange Commission. The forward-looking statements included in this report are made only as of the date hereof. The Company undertakes no obligation to update such forward-looking statements to reflect subsequent events or circumstances.

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

GRAY COMMUNICATIONS SYSTEMS, INC. (Registrant)

Date:	October 18, 2001	By:	/s/James C. Ryan

James C. Ryan, Vice President and Chief Financial Officer