Form 10-Q
period 2001-09-30
GRAY COMMUNICATIONS SYSTEMS INC /GA/
filed 2001-11-14
CIK 43196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001.

OR
  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________________ to __________________________ .

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES        NO

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class A Common Stock, (No Par Value)	Class B Common Stock, (No Par Value)

6,848,467 shares as of November 14, 2001	8,781,524 shares as of November 14, 2001

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GRAY COMMUNICATIONS SYSTEMS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS
GRAY COMMUNICATIONS SYSTEMS, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
GRAY COMMUNICATIONS SYSTEMS, INC. CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)
GRAY COMMUNICATIONS SYSTEMS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
GRAY COMMUNICATIONS SYSTEMS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
PART II. OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
Third Amended & Restated Loan Agmt dated 9/25/01

INDEX

GRAY COMMUNICATIONS SYSTEMS, INC.

		PAGE

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed consolidated balance sheets – September 30, 2001 (Unaudited) and December 31, 2000	3

	Condensed consolidated statements of operations (Unaudited) – Three months ended September 30, 2001 and 2000 Nine months ended September 30, 2001 and 2000	5

	Condensed consolidated statement of stockholders’ equity (Unaudited) – Nine months ended September 30, 2001	6

	Condensed consolidated statements of cash flows (Unaudited) – Nine months ended September 30, 2001 and 2000	7

	Notes to condensed consolidated financial statements (Unaudited) – September 30, 2001	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

PART II.	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	18

SIGNATURES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GRAY COMMUNICATIONS SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2001	2000

	(Unaudited)
CURRENT ASSETS:

Cash and cash equivalents	$2,650,527	$2,214,838

Trade accounts receivable, less allowance for doubtful accounts of $849,000 and $845,000, respectively	24,939,598	30,321,372

Recoverable income taxes	1,045,327	1,196,408

Inventories	1,048,383	1,472,377

Current portion of program broadcast rights	5,019,452	3,723,988

Other current assets	1,116,706	670,718

Total current assets	35,819,993	39,599,701

PROPERTY AND EQUIPMENT:

Land	4,905,121	4,905,121

Buildings and improvements	16,806,525	16,639,424

Equipment	111,305,628	106,783,692

	133,017,274	128,328,237

Allowance for depreciation	(68,256,103)	(55,730,599)

	64,761,171	72,597,638

OTHER ASSETS:

Deferred loan costs, net	9,604,012	8,203,055

Goodwill and other intangibles, net:

Licenses and network affiliation agreements	427,352,552	436,255,773

Goodwill	72,509,980	73,978,230

Consulting and noncompete agreements	1,019,960	1,381,545

Other	4,598,386	4,755,793

	515,084,890	524,574,396

	$615,666,054	$636,771,735

See notes to condensed consolidated financial statements.

GRAY COMMUNICATIONS SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

	September 30,	December 31,
	2001	2000

	(Unaudited)
CURRENT LIABILITIES:

Trade accounts payable (includes $200,000 payable to Bull Run Corporation, respectively)	$6,164,293	$4,452,911

Employee compensation and benefits	5,016,033	6,630,078

Accrued expenses	2,036,935	1,631,490

Accrued interest	8,996,594	6,875,294

Current portion of program broadcast obligations	4,833,311	3,605,960

Deferred revenue	2,955,227	3,015,044

Current portion of long-term debt	100,000	200,000

SFAS 133 derivative valuation allowance	1,384,837	-0-

Total current liabilities	31,487,230	26,410,777

LONG-TERM DEBT	370,151,911	374,687,052

OTHER LONG-TERM LIABILITIES:

Program broadcast obligations, less current portion	732,471	303,308

Supplemental employee benefits	516,798	525,151

Deferred income taxes	66,989,803	72,935,799

Other deferred liabilities	-0-	3,650,115

Acquisition related liabilities	1,869,785	2,298,734

	70,108,857	79,713,107

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:

Serial Preferred Stock, no par value; authorized 20,000,000 shares; issued and outstanding 861 shares, respectively ($8,605,788 aggregate liquidation value, respectively)	4,636,663	4,636,663

Class A Common Stock, no par value; authorized 15,000,000 shares; issued 7,961,574 shares, respectively	20,172,959	20,172,959

Class B Common Stock, no par value; authorized 15,000,000 shares; issued 8,776,500 and 8,708,820 shares, respectively	117,471,259	116,486,600

Retained earnings	9,975,893	23,273,239

	152,256,774	164,569,461

Treasury Stock at cost, Class A Common Stock, 1,113,107 shares, respectively	(8,338,718)	(8,338,718)

Treasury Stock at cost, Class B Common Stock, -0- and 24,257 shares, respectively	-0-	(269,944)

	143,918,056	155,960,799

	$615,666,054	$636,771,735

See notes to condensed consolidated financial statements.

GRAY COMMUNICATIONS SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

OPERATING REVENUES

Broadcasting (net of agency commissions)	$24,422,498	$29,186,753	$76,997,268	$86,546,809

Publishing	10,138,437	10,173,210	30,065,472	30,517,918

Paging	2,204,927	2,249,816	6,609,611	6,840,919

	36,765,862	41,609,779	113,672,351	123,905,646

EXPENSES

Broadcasting	16,429,627	15,606,731	48,804,415	49,232,691

Publishing	7,979,787	7,588,094	23,639,124	23,181,053

Paging	1,391,892	1,359,861	4,203,436	4,379,269

Corporate and administrative	833,099	675,752	2,661,874	2,641,498

Depreciation and amortization	7,923,329	7,816,932	23,619,730	23,326,633

	34,557,734	33,047,370	102,928,579	102,761,144

	2,208,128	8,562,409	10,743,772	21,144,502

Miscellaneous income (expense), net	(59,902)	154,950	38,302	162,649

SFAS 133 derivative valuation income (expense), net	(424,117)	-0-	(1,384,841)	-0-

	1,724,109	8,717,359	9,397,233	21,307,151

Interest expense	8,606,909	10,068,302	26,773,788	29,909,000

LOSS BEFORE INCOME TAXES	(6,882,800)	(1,350,943)	(17,376,555)	(8,601,849)

Income tax benefit	(2,246,000)	(217,000)	(5,478,000)	(2,249,000)

NET LOSS	(4,636,800)	(1,133,943)	(11,898,555)	(6,352,849)

Preferred dividends	154,084	253,288	462,258	758,288

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(4,790,884)	$(1,387,231)	$(12,360,813)	$(7,111,137)

WEIGHTED AVERAGE OUTSTANDING COMMON SHARES:

Basic and diluted	15,615,253	15,510,756	15,596,595	15,487,273

LOSS PER SHARE AVAILABLE TO COMMON STOCKHOLDERS:

Basic and diluted	$(0.31)	$(0.09)	$(0.79)	$(0.46)

See notes to condensed consolidated financial statements.

GRAY COMMUNICATIONS SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

	Preferred		Class A		Class B			Class A		Class B
	Stock		Common Stock		Common Stock			Treasury Stock		Treasury Stock
							Retained
	Shares	Amount	Shares	Amount	Shares	Amount	Earnings	Shares	Amount	Shares	Amount	Total

Balance at December 31, 2000	861	$4,636,663	7,961,574	$20,172,959	8,708,820	$116,486,600	$23,273,239	(1,113,107)	$(8,338,718)	(24,257)	$(269,944)	$155,960,799

Net loss for the nine months ended September 30, 2001							(11,898,555)					(11,898,555)

Common stock dividends ($.06 per share)							(936,533)					(936,533)

Preferred stock dividends							(462,258)					(462,258)

Issuance of treasury stock:

401 (k) plan					25,480	427,768				9,257	103,027	530,795

Non-qualified stock plan					42,200	556,891				15,000	166,917	723,808

Balance at September 30, 2001	861	$4,636,663	7,961,574	$20,172,959	8,776,500	$117,471,259	$9,975,893	(1,113,107)	$(8,338,718)	—	$—	$143,918,056

See notes to condensed consolidated financial statements.

GRAY COMMUNICATIONS SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,

	2001	2000

OPERATING ACTIVITIES

Net loss	$(11,898,555)	$(6,352,849)

Adjustments to reconcile net loss to net cash provided by operating activities:

Depreciation	12,884,340	12,588,792

Amortization of intangible assets	10,735,390	10,737,841

Amortization of deferred loan costs	1,156,469	1,151,558

Amortization of program broadcast rights	4,157,850	3,956,662

Payments for program broadcast rights	(4,109,234)	(4,241,589)

Supplemental employee benefits	(162,372)	(145,096)

Common stock contributed to 401(k) Plan	530,795	521,485

SFAS 133 derivative valuation expense	1,384,841	-0-

Deferred income taxes	(5,945,996)	(2,822,000)

(Gain) loss on disposal of assets	67,301	92,995

Changes in operating assets and liabilities:

Receivables, inventories and other current assets	5,428,874	4,018,749

Accounts payable and other current liabilities	2,726,338	(2,699,041)

NET CASH PROVIDED BY OPERATING ACTIVITIES	16,956,041	16,807,507

INVESTING ACTIVITIES

Purchases of property and equipment	(8,850,189)	(4,509,074)

Payments on purchase liabilities	(346,973)	(490,361)

Other	544,360	(1,434,505)

NET CASH USED IN INVESTING ACTIVITIES	(8,652,802)	(6,433,940)

FINANCING ACTIVITIES

Dividends paid	(1,398,791)	(1,581,845)

Purchase of treasury stock – common	-0-	(142,584)

Proceeds from issuance of common stock	556,891	-0-

Proceeds from sale of treasury stock	166,917	126,000

Proceeds from borrowings of long-term debt	24,950,000	22,700,000

Payments on long-term debt	(29,585,141)	(31,448,629)

Deferred loan costs	(2,557,426)	(83,516)

NET CASH USED IN FINANCING ACTIVITIES	(7,867,550)	(10,430,574)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	435,689	(57,007)

Cash and cash equivalents at beginning of period	2,214,838	1,787,446

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,650,527	$1,730,439

See notes to condensed consolidated financial statements.

GRAY COMMUNICATIONS SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE A—BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of Gray Communications Systems, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month and three-month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2000.

Accounting for Business Combinations, Goodwill and Other Intangible Assets

     In September 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, “Business Combinations”, and No. 142,“Goodwill and Other Intangible Assets”, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company is required to adopt the new rules effective January 1, 2002. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

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

     In 1999, the Company entered into an interest rate swap agreement to hedge against fluctuations in interest expense resulting from a portion of its variable rate debt. Due to the terms of the interest rate swap agreement, it does not qualify for hedge accounting under SFAS 133. As a result of the adoption of SFAS 133 and the general decrease in market interest rates during the current year, the Company recognized a non-cash derivative valuation expense during the three months and nine months ended September 30, 2001 of $424,117 and $1,384,841, respectively.

NOTE B—LONG-TERM DEBT

     The Company amended and restated its senior secured credit facility on September 25, 2001. The revised facility provides the Company with a $200 million term facility and a $50 million reducing revolving credit facility. In addition, the agreement provides the Company with the ability to access up to $100 million of incremental senior secured term loans upon the consent of the lenders. Proceeds from the amended and restated facility were used to refinance existing senior secured indebtedness, transaction fees and for other general corporate purposes. The Company incurred $2.6 million in lender fees and other costs to amend and restate the facility.

     Under the amended revolving and term facilities, the Company, at its option, can borrow funds at an interest rate equal to LIBOR plus a margin or at the lenders’ base rate plus a margin. The base rate will generally be equal to the lenders’ prime rate. Interest rates under the amended revolving facility are base rate plus a margin ranging from 0.25% to 1.75% or LIBOR plus a margin ranging from 1.5% to 3.0%. Interest rates under the revised term facility are base plus a margin ranging from 1.75% to 2.0% or LIBOR plus a margin ranging from 3.0% to 3.25%. The

NOTE B—LONG-TERM DEBT (Continued)

applicable margin payable by the Company will be determined by the Company’s operating leverage ratio that is calculated quarterly. As of September 30, 2001, the interest rate for the revolving credit facility was the lenders’ base rate plus 1.75% or LIBOR plus 3.00% at the option of the Company. As of September 30, 2001, the interest rate for the term facility was the lenders’ base rate plus 2.00% or LIBOR plus 3.25% at the option of the Company.

     The lenders’ commitments for the revolving facility will reduce quarterly, as specified in the credit agreement, beginning March 31, 2004 and final repayment of any outstanding amounts under the revolving facility is due December 31, 2008. The term facility commences amortization in quarterly installments of $500,000 beginning March 31, 2003 through December 31, 2008 with the remaining outstanding balance payable in three equal quarterly installments beginning March 31, 2009. The final maturity date for any outstanding amounts under the term facility is September 30, 2009. If the Company has not refinanced its existing Senior Subordinated Notes by April 30, 2006 on terms and conditions reasonably acceptable to the senior credit facility’s co-lead arrangers, then final maturity of the revolving and term facilities will accelerate to May 31, 2006 and June 30, 2006, respectively.

     The amended and restated facilities are secured by substantially all of the assets, excluding real estate, of the Company and its subsidiaries. In addition, the Company’s subsidiaries are joint and several guarantors of the obligations and the Company’s ownership interest in its subsidiaries are pledged to secure the obligations. The agreement contains certain restrictive provisions which include but are not limited to, requiring the Company to maintain certain financial ratios and limits upon the Company’s ability to incur additional indebtedness, make certain acquisitions or investments, sell assets or make other restricted payments (all as are defined in the loan agreement).

     At September 30, 2001, the balance outstanding and the balance available under the Company’s senior credit facility were $210.0 million and $40.0 million, respectively, and the interest rate on the balance outstanding was 5.9%.

NOTE C—INCOME TAXES

     In October 2001, the Company received a notice of deficiency from the Internal Revenue Service (the “IRS”) associated with its audit of the Company’s 1996 federal income tax return. The IRS alleges in the notice that the Company owes approximately $12.2 million of tax plus interest and penalties stemming from certain acquisition related transactions, which occurred in 1996. The Company believes the IRS claims are without merit and intends to contest the matter in United States Tax Court.

NOTE D—INFORMATION ON BUSINESS SEGMENTS

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

NOTE D—INFORMATION ON BUSINESS SEGMENTS (Continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

	(in thousands)		(in thousands)
Operating revenues:

Broadcasting	$24,423	$29,187	$76,997	$86,547

Publishing	10,138	10,173	30,065	30,518

Paging	2,205	2,250	6,610	6,841

	$36,766	$41,610	$113,672	$123,906

Operating income:

Broadcasting	$632	$6,524	$6,145	$15,569

Publishing	1,341	1,795	3,900	4,816

Paging	235	243	699	760

Total operating income	2,208	8,562	10,744	21,145

Miscellaneous income (expense), net	(60)	155	38	162

SFAS 133 derivative valuation (expense)	(424)	-0-	(1,385)	-0-

Interest expense	8,607	10,068	26,774	29,909

Loss before income taxes	$(6,883)	$(1,351)	$(17,377)	$(8,602)

Media Cash Flow:

Broadcasting	$8,154	$13,687	$28,607	$37,406

Publishing	2,195	2,617	6,539	7,437

Paging	820	897	2,434	2,484

	$11,169	$17,201	$37,580	$47,327

Media Cash Flow reconciliation:

Operating income	$2,208	$8,562	$10,744	$21,145

Add:

Amortization of program broadcast rights	1,433	1,336	4,158	3,957

Depreciation and amortization	7,923	7,817	23,620	23,327

Corporate overhead	833	676	2,662	2,641

Non-cash compensation and contributions to the Company’s 401(k) plan, paid in common stock	155	154	505	499

Less:

Payments for program broadcast obligations	(1,383)	(1,344)	(4,109)	(4,242)

Media Cash Flow	$11,169	$17,201	$37,580	$47,327

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

Broadcasting, Publishing and Paging Revenues

     Set forth below are the principal types of broadcasting, publishing and paging revenues earned by the Company’s broadcasting, publishing and paging operations for the periods indicated and the percentage contribution of each to the Company’s total revenues:

	Three Months Ended September 30,

	2001		2000

	Amount	Percent of Total	Amount	Percent of Total

	(dollars in thousands)
Broadcasting

Net revenues:

Local	$14,657	39.9%	$15,844	38.1%

National	7,022	19.1	7,336	17.6

Network compensation	1,642	4.4	2,083	5.0

Political	85	0.2	2,418	5.8

Production and other	1,017	2.8	1,506	3.6

	$24,423	66.4%	$29,187	70.1%

Publishing

Net revenues:

Retail	$4,678	12.7%	$4,567	11.0%

Classified	3,299	9.0	3,388	8.1

Circulation	1,937	5.3	1,897	4.6

Other	224	0.6	321	0.8

	$10,138	27.6%	$10,173	24.5%

Paging

Net revenues:

Paging lease, sales and service	$2,205	6.0%	$2,250	5.4%

Total	$36,766	100.0%	$41,610	100.0%

	Nine Months Ended September 30,

	2001		2000

	Amount	Percent of Total	Amount	Percent of Total

	(dollars in thousands)
Broadcasting

Net revenues:

Local	$45,458	40.0%	$48,014	38.8%

National	22,147	19.5	23,419	18.9

Network compensation	5,147	4.5	6,203	5.0

Political	212	0.2	3,715	3.0

Production and other	4,033	3.5	5,196	4.2

	$76,997	67.7%	$86,547	69.9%

Publishing

Net revenues:

Retail	$14,164	12.5%	$13,864	11.2%

Classified	9,470	8.3	9,942	8.0

Circulation	5,684	5.0	5,734	4.6

Other	747	0.7	978	0.8

	$30,065	26.5%	$30,518	24.6%

Paging

Net revenues:

Paging lease, sales and service	$6,610	5.8%	$6,841	5.5%

Total	$113,672	100.0%	$123,906	100.0%

Three Months Ended September 30, 2001 Compared To Three Months Ended September 30, 2000

     Revenues. Total revenues for the three months ended September 30, 2001 decreased $4.8 million, or 11.6%, over the same period of the prior year, to $36.8 million from $41.6 million. This decrease was primarily attributable to a soft advertising market which is the result of a weak overall economic environment, the economic effects of the terrorist acts on September 11, 2001 and a lack of political races.

     Broadcasting revenues decreased $4.8 million, or 16.3%, from the same period of the prior year, to $24.4 million from $29.2 million. Local advertising revenue decreased $1.2 million, or 7.5%, from the same period of the prior year, to $14.7 million from $15.8 million. National advertising revenue decreased $314,000, or 4.3%, from the same period of the prior year to $7.0 million from $7.3 million. These decreases in advertising revenues are due to a general economic slowdown and the economic effects of the terrorist attacks on September 11, 2001. The Company estimates the third quarter 2001 revenue loss attributable to the multi-day continuous commercial free coverage of the September 11, 2001 terrorist acts and the cancellation of certain broadcast advertising contracts resulting from the attack totaled approximately $1.0 million in September 2001. Network compensation decreased $441,000, or 21.2%, from the same period of the prior year, to $1.6 million from $2.1 million. Network compensation decreased primarily due to the renewal of the CBS affiliation agreements for the Company’s three stations located in Texas. These affiliation agreements were renewed for a period of five years and were effective January 1, 2001. Political advertising revenue was $85,000 for the three months ended September 30, 2001, compared to $2.4 million for the same period of the prior year. The decrease in political advertising revenue was due to the lack of elections in the current year. Production and other revenue decreased $489,000, or 32.5%, in the current quarter as compared to that of the prior year, to $1.0 million from $1.5 million due primarily to lower demand for the Company’s satellite and related production services and special projects.

     Publishing revenues decreased $35,000, or 0.3%, from the same period of the prior year, to $10.1 million from $10.2 million. The September 11th terrorist acts resulted in the loss of approximately $50,000 of publishing advertising revenues in September 2001 due to the cancellation of certain advertising orders. The publishing revenue decrease was due primarily to a decrease in classified advertising and other revenues, partially offset by an increase in retail advertising and circulation revenue. Retail advertising revenue increased $111,000, or 2.4%, in the current quarter as compared to the same period of the prior year, to $4.7 million from $4.6 million. Each of the Company’s four newspapers generated increases in retail advertising revenue. Circulation revenue increased $40,000, or 2.1%, from the same period of the prior year, to $1.9 million. Classified advertising revenue decreased $89,000, or 2.6%, from the same period of the prior year, to $3.3 million from $3.4 million. This decrease was generally due to decreased placement of help wanted advertisements due to the general economic slowdown.

     Paging revenues decreased $45,000, or 2.0%, from the same period of the prior year, to $2.2 million. The decrease was due primarily to price competition and a reduction of units in service. The Company had approximately 81,000 pagers and 90,000 pagers in service at September 30, 2001 and 2000, respectively.

     Operating expenses. Operating expenses for the three months ended September 30, 2001 increased $1.5 million, or 4.6%, from the same period of the prior year, to $34.6 million from $33.0 million, due primarily to increased broadcasting expenses and publishing expenses. There were also modest increases in paging expenses, corporate expenses and depreciation and amortization expense. The September 11th terrorist acts did not cause any significant increase in the Company’s operating expenses.

     Broadcasting expenses for the three months ended September 30, 2001 increased $823,000, or 5.3%, from the same period of the prior year, to $16.4 million from $15.6 million.

     Publishing expenses for the three months ended September 30, 2001 increased $392,000, or 5.2%, from the same period of the prior year, to $8.0 million from $7.6 million. The increase was due largely to an increase in payroll-related costs and newsprint costs. The increase in newsprint expense of approximately $146,000 over the same period of the prior year was due to increased newsprint prices.

     Paging expenses for the three months ended September 30, 2001 increased $32,000, or 2.4%, from the same period of the prior year, to $1.4 million.

     Corporate and administrative expenses for the three months ended September 30, 2001 increased $157,000, or 23.3%, from the same period of the prior year to $833,000 from $676,000. The increase was due primarily to an increase in payroll-related costs.

     Depreciation of property and equipment and amortization of intangible assets for the three months ended September 30, 2001 increased $106,000, or 1.4%, from the same period of the prior year to $7.9 million from $7.8 million. The increase can be attributed to the depreciation expense associated with the digital broadcast equipment that has been placed in service during the current year.

     Miscellaneous income (expense), net. Miscellaneous expense for the three months ended September 30, 2001 was $60,000 compared to miscellaneous income of $155,000 for the three months ended September 30, 2000.

     Derivative valuation income (expense), net. On January 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and for Hedging Activities,” as amended (“SFAS 133”). Under SFAS 133, the Company is required to record its interest rate swap agreement at market value. It also requires the Company to record any changes in market value of the interest rate swap agreement after January 1, 2001 as income or expense in its statement of operations. As a result of the general decrease in market interest rates during the quarter ended September 30, 2001, the Company recognized a non-cash derivative valuation expense of $424,000.

     Interest expense. Interest expense decreased $1.5 million, or 14.5%, to $8.6 million for the three months ended September 30, 2001 from $10.1 million for the three months ended September 30, 2000. The decrease was due primarily to lower interest rates.

     Income tax benefit. Income tax benefit for the three months ended September 30, 2001 and September 30, 2000 was $2.2 million and $217,000, respectively. The increase in the income tax benefit was directly attributable to the increase in net loss before tax in the current quarter as compared to the third quarter of the prior year.

     Net loss available to common stockholders. Net loss available to common stockholders of the Company for the three months ended September 30, 2001 and September 30, 2000 was $4.8 million and $1.4 million, respectively.

Nine Months Ended September 30, 2001 Compared To Nine Months Ended September 30, 2000

     Revenues. Total revenues for the nine months ended September 30, 2001 decreased $10.2 million, or 8.3%, over the same period of the prior year, to $113.7 million from $123.9 million. This decrease was primarily attributable to a soft advertising market which is the result of a weak overall economic environment, the economic effects of the terrorist acts on September 11, 2001 as previously discussed, and a lack of political races.

     Broadcasting revenues decreased $9.5 million, or 11.0%, over the same period of the prior year, to $77.0 million from $86.5 million. Local advertising revenue decreased $2.6 million, or 5.3%, from the same period of the prior year, to $45.5 million from $48.0 million. National advertising revenue decreased $1.3 million, or 5.4%, from the same period of the prior year to $22.1 million from $23.4 million. These decreases in advertising revenues are due to a general economic slowdown and the economic effects of the terrorist attacks on September 11, 2001. The Company estimates the revenue loss attributable to the multi-day continuous commercial free coverage of the September 11, 2001 terrorist acts and the cancellation of certain broadcast advertising contracts resulting from the attack totaled approximately $1.0 million in September 2001. Network compensation decreased $1.1 million, or 17.0%, from the same period of the prior year, to $5.1 million from $6.2 million. Network compensation decreased primarily due to the renewal of the CBS affiliation agreements for the Company’s three stations located in Texas. These affiliation agreements were renewed for a period of five years and were effective January 1, 2001. Political advertising revenue was $212,000 for the nine months ended September 30, 2001, compared to $3.7 million for the same period of the prior year. The decrease in political advertising revenue was due to the lack of elections in the current year. Production and other revenue decreased $1.2 million, or 22.4%, in the current nine-month period as compared to that of the prior year, to $4.0 million from $5.2 million due primarily to lower demand for the Company’s satellite and related production services.

     Publishing revenues decreased $453,000, or 1.5%, over the same period of the prior year, to $30.1 million from $30.5 million. This decrease was due primarily to a decrease in revenues from classified advertising and other revenues, partially offset by an increase in retail advertising revenue. Retail advertising revenue increased $300,000, or 2.2%, in the current nine month period as compared to the same period of the prior year, to $14.2 million from $13.9 million. The Company’s two metro Atlanta newspapers generated the largest increases in retail advertising revenue reflecting the continuing benefit from the growing retail advertising base in their service areas. Classified advertising revenue decreased $472,000, or 4.7%, from the same period of the prior year, to $9.5 million from $9.9 million. This decrease was generally due to decreased help wanted advertisements due to the general economic slowdown. Circulation revenue was consistent with the prior year at $5.7 million. There was also a decrease of approximately $231,000 in other revenue that was primarily the result of closing Gwinnett News and Entertainment Television, the Company’s cable news channel in suburban Atlanta.

     Paging revenues for the nine months ended September 30, 2001 decreased $231,000, or 3.4%, to $6.6 million from $6.8 million compared to the same period of the prior year. The decrease was due primarily to price competition and a reduction of units in service. The Company had approximately 81,000 pagers and 90,000 pagers in service at September 30, 2001 and 2000, respectively.

     Operating expenses. Operating expenses for the nine months ended September 30, 2001 increased $167,000, or 0.2%, over the same period of the prior year, to $102.9 million from $102.8 million, due primarily to increased publishing expense and depreciation expense. These increases were partially offset by decreases in broadcasting expenses and paging expenses.

     Broadcasting expenses for the nine months ended September 30, 2001 decreased $428,000, or 0.9%, over the same period of the prior year, to $48.8 million from $49.2 million. This decrease was the result of an on-going expense reduction program instituted by the Company during the 2000 year. The expense categories most affected by the program were payroll expense, promotional expense and discretionary expenses.

     Publishing expenses for the nine months ended September 30, 2001 increased $458,000, or 2.0%, from the same period of the prior year, to $23.6 million from $23.2 million. The Company reduced expenses by the closing of Gwinnett News and Entertainment Television, its cable news channel in suburban Atlanta. However, this savings was more than offset by an increase in newsprint and other expenses. Newsprint expense increased approximately $550,000 over the same period of the prior year due to increased newsprint pricing.

     Paging expenses for the nine months ended September 30, 2001 decreased $176,000, or 4.0%, over the same period of the prior year, to $4.2 million from $4.4 million. The decrease in paging expenses primarily relates to a reduction in payroll-related costs associated with the Company’s on-going expense reduction plan.

     Corporate and administrative expenses for the nine months ended September 30, 2001 remained relatively consistent at $2.6 million as compared to the same period of 2000.

     Depreciation of property and equipment and amortization of intangible assets was $23.6 million for the nine months ended September 30, 2001, as compared to $23.3 million for the same period of the prior year, an increase of $293,000, or 1.3%. This increase can be attributed to the digital broadcast equipment placed in service during the current year.

     Miscellaneous income (expense), net. Miscellaneous income for the nine months ended September 30, 2001 was $38,000 compared to $162,000 for the nine months ended September 30, 2000.

     Derivative valuation income (expense), net. On January 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and for Hedging Activities,” as amended (“SFAS 133”). Under SFAS 133, the Company is required to record its interest rate swap agreement at market value. It also requires the Company to record any changes in market value of the interest rate swap agreement after January 1, 2001 as income or expense in its statement of operations. As a result of the adoption of SFAS 133 and the general decrease in market interest rates during the nine months ended September 30, 2001, the Company recognized a non-cash derivative valuation expense of $1.4 million.

     Interest expense. Interest expense decreased $3.1 million, or 10.5%, to $26.8 million for the nine months ended September 30, 2001 from $29.9 million for the nine months ended September 30, 2000. The decrease was due primarily to lower interest rates.

     Income tax benefit. Income tax benefit for the nine months ended September 30, 2001 and September 30, 2000 was $5.5 million and $2.2 million, respectively. The increase in the income tax benefit was directly attributable to the increase in net loss before tax in the current period as compared to the same period of the prior year.

     Net loss available to common stockholders. Net loss available to common stockholders of the Company for the nine months ended September 30, 2001 and September 30, 2000 was $12.4 million and $7.1 million, respectively.

Updated Guidance on the Fourth Quarter and Full Year of 2001:

     The Company currently believes that the general economic conditions including the general decrease in advertising expenditures experienced during the first nine months of 2001 are likely to continue during the fourth quarter of the year. The Company currently anticipates that its total revenues for full year 2001 will be approximately 9% to 10% below the record levels of full year 2000. Total broadcasting revenues for full year 2001 are currently anticipated to be approximately 12% to 13% below full year 2000 results. Total publishing revenues for full year 2001 are currently anticipated to be less than 1% below full year 2000 results. Revenue generation, especially in light of current general economic conditions, is subject to many factors beyond the control of the Company. Accordingly, the Company’s ability to forecast future revenue, within the current economic environment, is limited and actual results may vary substantially from current expectations.

     At present, the Company anticipates that total operating expenses, excluding depreciation and amortization, for full year 2001, will be approximately 1.5% below full year 2000 results with broadcast expenses estimated to be approximately 3% below full year 2000 results and publishing expenses estimated to be approximately 1% higher than full year 2000 results. Total operating expenses, excluding depreciation and amortization, for the fourth quarter of 2001 are currently expected to be below the results for the fourth quarter of 2000. These generally favorable operating expense expectations reflect the Company’s on-going expense reduction efforts.

     The preceding comments on the fourth quarter and full year of 2001 are “forward looking” for purposes of the Private Securities Litigation Reform Act of 1995.

Liquidity and Capital Resources

     The Company’s working capital was $4.3 million and $13.2 million at September 30, 2001 and December 31, 2000, respectively. The decrease was primarily due to an increase in accounts payable due to digital television (“DTV”) equipment purchases, increased accrued interest and SFAS 133 derivative valuation allowance and a decrease in accounts receivable due to the collection of seasonally elevated fourth quarter revenues.

     The Company’s cash provided from operations was $17.0 million and $16.8 million for the nine months ended September 30, 2001 and September 30, 2000, respectively.

     In 2001, the Company made $8.9 million of capital expenditures, relating primarily to the broadcasting operations. Of this amount, $6.5 million was paid in 2001. The remaining $2.4 million was accrued at September 30, 2001 and is payable in 2002. Generally, under current Federal Communications Commission (“FCC”) rules each of the Company’s stations must construct DTV broadcast facilities and commence operations by May 2002. The Company completed its DTV implementation at WRDW, its Augusta, Georgia station, in early 2000. In May of 2001 the Company completed a similar installation at KWTX, its Waco Texas station. The Company has commenced such DTV construction at WEAU, its Eau Claire, Wisconsin station and anticipates starting several additional installations of digital television broadcast systems during the remainder of 2001. The Company currently intends to complete the necessary DTV construction at all of its stations by the FCC deadline. The estimated total multi-year (1999 through 2002) capital expenditures required to implement initial digital television broadcast systems will approximate $31.4 million which includes a capital lease of approximately $2.5 million for tower facilities at WVLT-TV, the Company’s station in Knoxville, TN. As of September 30, 2001, the Company has incurred $8.9 million of such costs. The remaining $22.5 million in expenditures are expected to be incurred at various times throughout the remainder of 2001 and the first half of 2002 as the Company completes its DTV construction. The cash payments relating to such expenditures are expected to occur at various dates through 2003. Total capital expenditures, including DTV capital expenditures, for 2001 are anticipated to be approximately $15.0 million.

     The Company’s cash used in investing activities was $8.7 million and $6.4 million for the nine months ended September 30, 2001 and September 30, 2000, respectively. The increase was due primarily to increased purchases of property, plant and equipment.

     The Company’s financing activities used $7.9 million and $10.4 million for the nine months ended September 30, 2001 and September 30, 2000, respectively. The decrease in cash used in financing activities resulted primarily from increased borrowings on long-term debt and less payments on long-term debt, offset by increased financing costs associated with the amended and restated senior credit facility.

     The Company regularly enters into program contracts for the right to broadcast television programs produced by others and program commitments for the right to broadcast programs in the future. Such programming commitments are generally made to replace expiring or canceled program rights. Payments under such contracts are made in cash or the concession of advertising spots for the program provider to resell, or a combination of the two. During the nine months ended September 30, 2001, the Company paid $4.1 million for such program broadcast rights.

     The Company and its subsidiaries file a consolidated federal income tax return and such state or local tax returns as are required. As of September 30, 2001, the Company anticipates that it will generate taxable operating losses for federal tax purposes for the foreseeable future.

     The Company amended and restated its senior secured credit facility on September 25, 2001. The revised facility provides the Company with a $200 million term facility and a $50 million reducing revolving credit facility. In addition, the agreement provides the Company with the ability to access up to $100 million of incremental senior secured term loans upon the consent of the lenders. Proceeds from the amended and restated facility were used to refinance existing senior secured indebtedness, transaction fees and for other general corporate purposes. The Company incurred $2.6 million in lender fees and other costs to amend and restate the facility. See NOTE B LONG-TERM DEBT of the Notes to the Condensed Consolidated Financial Statements contained herein for further discussion of the amended and restated senior credit facility .

     At September 30, 2001, the balance outstanding and the balance available under the Company’s senior credit facility were $210.0 million and $40.0 million, respectively, and the average interest rate on the balance outstanding was 5.9%. At September 30, 2000, the balance outstanding and the balance available under the Company’s senior credit facility were $212.5 million and $72.5 million, respectively, and the average interest rate on the balance outstanding was 9.6%. The decrease in the balance outstanding and the interest rate generated a decrease in interest expense of $3.1 million, or 10.5%, for the nine-month period.

     On March 31, 2000, the Company’s Board of Directors authorized payment of a $1.0 million fee to Bull Run Corporation, a principal shareholder of the Company, for services rendered in connection with the Company’s option to purchase Bull Run’s equity investment in Sarkes Tarzian. Effective as of March 1, 2000, the fee was and continues to be payable in equal monthly installments of $50,000. As of September 30, 2001, the unpaid portion of this fee was $200,000 and was included in the Company’s accounts payable balance.

     Management believes that current cash balances, cash flows from operations and the borrowings under its senior credit facility will be adequate to provide for the Company’s capital expenditures, debt service, cash dividends and working capital requirements for the forseeable future.

     Management does not believe that inflation in past years has had a significant impact on the Company’s results of operations nor is inflation expected to have a significant effect upon the Company’s business in the near future.

     In October 2001, the Company received a notice of deficiency from the Internal Revenue Service (the “IRS”) associated with its audit of the Company’s 1996 federal income tax return. The IRS alleges in the notice that the Company owes approximately $12.2 million of tax plus interest and penalties stemming from certain acquisition related tranasactions, which occurred in 1996. The Company believes the IRS claims are without merit and intends to contest the matter in United States Tax Court.

Cautionary Statements for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act

     Certain statements in the document are “forward looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not guaranties of future performance and actual results may differ materially from those forecasted.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

10.1	Third Amended and Restated Loan Agreement Dated as of September 25, 2001 by and among Gray Communications Systems, Inc., as Borrower; The Financial Institutions Signatory Hereto, as Lenders; and Bank of America, N.A., as Administrative Agent for the Lenders with Banc of America Securities LLC and First Union Securities, Inc. as Co-Lead Arrangers and Joint Book Managers; and First Union National Bank, as Syndication Agent

     (b)  Reports on Form 8-K

             None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAY COMMUNICATIONS SYSTEMS, INC. (Registrant)

Date: November 14, 2001	By: /s/ James C. Ryan

James C. Ryan,
Vice President and Chief Financial Officer