Form 10-K
period 2001-12-31
GRAY COMMUNICATIONS SYSTEMS INC /GA/
filed 2002-03-27
CIK 43196

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-K

| | ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________.

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


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. | |

      The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 15, 2002: CLASS A AND CLASS B COMMON STOCK; NO PAR VALUE - $151,411,369

      The number of shares outstanding of the registrant's classes of common stock as of March 15, 2002: CLASS A COMMON STOCK; NO PAR VALUE - 6,848,467 SHARES; CLASS B COMMON STOCK, NO PAR VALUE - 8,803,810 SHARES

      DOCUMENTS INCORPORATED BY REFERENCE: None

                                     PART 1

ITEM 1. BUSINESS

      As used herein, unless the context otherwise requires, the "Company" or "Gray" mean Gray Communications Systems, Inc. and its subsidiaries. Unless otherwise indicated, the information herein has been adjusted to give effect to a three-for-two stock split of the Company's Class A Common Stock, no par value (the "Class A Common Stock"), and the Company's Class B Common Stock, no par value (the "Class B Common Stock"), effected in the form of a stock dividend declared on the respective class of common stock on August 20, 1998. Unless otherwise indicated, all station rank, in-market share and television household data herein are derived from the Nielsen Station Index, Viewers in Profile, dated November 2001, as prepared by A.C. Nielsen Company ("Nielsen").

GENERAL

      The Company currently owns and operates 13 network-affiliated television stations in 11 medium-size markets in the southeastern ("Southeast"), southwestern ("Southwest") and midwestern (`Midwest") United States. Twelve of the Company's 13 stations are ranked first in total viewing audience and news audience, with the remaining station ranked second in total viewing audience and third in news audience. Ten of the stations are affiliated with CBS Inc., or "CBS," and three are affiliated with National Broadcasting Company, Inc., or "NBC." The Company also owns and operates four daily newspapers, three located in Georgia and one in Goshen, Indiana, with a total circulation of over 126,000. The Company also owns and operates a paging business located in the Southeast that had approximately 75,000 units in service at December 31, 2001. The Company also owns and operates a satellite uplink business based in Tallahassee, Florida and Baton Rouge, Louisiana.

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

ACQUISITIONS, INVESTMENTS AND DIVESTITURES

2001 Acquisition of Equity Investment in Sarkes Tarzian, Inc.

      On December 3, 2001, the Company exercised its option to acquire 301,119 shares of the outstanding common stock of Sarkes Tarzian, Inc. ("Tarzian") from Bull Run. Bull Run had purchased these same shares from U.S. Trust Company of Florida Savings Bank as Personal Representative of the Estate of Mary Tarzian (the "Estate") in January 1999.

      The acquired shares of Tarzian represent 33.5% of the total outstanding common stock of Tarzian (both in terms of the number of shares of common stock outstanding and in terms of voting rights), but such investment represents 73% of the equity of Tarzian for purposes of dividends if paid as well as distributions in the event of any liquidation, dissolution or other sale of Tarzian.

      Tarzian is a closely held private company that owns and operates two television stations and four radio stations: WRCB-TV Channel 3 in Chattanooga, Tennessee, an NBC affiliate; KTVN-TV Channel 2 in Reno, Nevada, a CBS affiliate; WGCL-AM and WTTS-FM in Bloomington, Indiana; and WAJI-FM and WLDE-FM in Fort Wayne, Indiana. The Chattanooga and Reno markets are the 86th and the 110th largest television markets ("DMA's") in the United States, respectively, as ranked by the A.C. Nielsen Company.

      Gray paid $10 million to Bull Run to complete the acquisition of the 301,119 shares of Tarzian. The Company has previously capitalized and paid to Bull Run $3.2 million of costs associated with the Company's option to acquire these shares. This acquisition has been accounted for under the cost method of accounting and reflected as a non-current other asset.

      On February 12, 1999, Tarzian filed a complaint against Bull Run and the Estate in the United States District Court for the Southern District of Indiana. Tarzian claims that it had a binding and enforceable contract to purchase the Tarzian shares from the Estate prior to Bull Run's purchase of the shares, and requests judgment providing that the contract be enforced. On May 3, 1999, the action was dismissed without prejudice against Bull Run, leaving the Estate as the sole defendant. The litigation between the Estate and Tarzian is ongoing and the Company cannot predict when the final resolution of the litigation will occur. The purchase agreement with the Estate provides that if a court of competent jurisdiction awards title to the Tarzian shares to a person or entity other than the purchaser (or its successors or assigns), the purchase agreement will be rescinded and the Estate will be required to pay for the benefit of Gray, as successor in interest, the full $10 million purchase price, plus interest.

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

      With the Texas Acquisitions the Company added the following television stations to its broadcast segment: KWTX-TV, the CBS affiliate located in Waco, Texas; KBTX-TV, the CBS affiliate located in Bryan, Texas, each serving the Waco-Temple-Bryan, Texas television market and KXII-TV, the CBS affiliate serving Sherman, Texas and Ada, Oklahoma. Under Federal Communications Commision (the "FCC") regulations, KBTX-TV is operated as a satellite station of KWTX-TV. The stations are collectively referred to herein as the "Texas Stations."

Acquisition of The Goshen News

      On March 1, 1999, the Company acquired substantially all of the assets of The Goshen News from News Printing Company, Inc. and affiliates thereof, for aggregate cash consideration of approximately $16.7 million including a non-compete agreement (the "Goshen Acquisition"). The Goshen News is currently a 16,000-circulation newspaper published Monday through Sunday and serves Goshen, Indiana and surrounding areas. The Company financed the acquisition through borrowings under its Senior Credit Facility.

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

TELEVISION BROADCASTING

The Company's Stations and their Markets

      As used in the tables for each of the Company's stations and in this section (i) "Total Market Revenues" represent gross advertising revenues, excluding barter revenues, for all commercial television stations in the market, as reported in Investing in Television 2001 Market Report, Fourth Edition November 2001 Ratings published by BIA Publications, Inc. (the "BIA Guide"), except for revenues in WYMT-TV's ("WYMT") 16-county trading area which is not separately reported in the BIA Guide; (ii) "in-market share of households viewing television" represents the percentage of the station's audience as a percentage of all viewing by households of local commercial stations in the market from 7 a.m. to 1 a.m. Sunday through Saturday, as reported by Nielsen for November 2001; (iii) "station rank in DMA" is based on Nielsen estimates for November 2001 for the period from 7 a.m. to 1 a.m. Sunday through Saturday;
(iv)"station news rank in DMA" is based on management's review of the Nielsen estimates for November 2001, (v) estimates of population, average household income, effective buying income and retail business sales growth projections are as reported in the BIA Guide; and (vi) television households are as reported by Nielsen for November 2001. Designated Market Area is defined herein as "DMA."

                                                                           Station                         Total         In-Market
                                                    Commercial   Station     News                          Market        Share of
                                          DMA      Stations in   Rank in   Rank in     Television       Revenues in     Households
Station           Market                Rank(1)       DMA(2)       DMA       DMA      Households(3)     DMA for 2001    Viewing TV
-------           ------                -------       ------       ---       ---      -------------     ------------    ----------
                                                                                                       (in thousands)
WVLT(4)        Knoxville, TN               62           5           2         3          478,000          74,900           27%
WKYT           Lexington, KY               66           6           1         1          436,000          55,000           35
WYMT(5)        Hazard, KY                  66          N/A          1         1          169,000           5,000           33
KWTX/          Waco - Temple -
  KBTX(6)      Bryan, TX                   94           5           1         1          299,000          31,400           38
KOLN/          Lincoln-Hastings
  KGIN(7)     -Kearney, NE                102           5           1         1          269,000          27,200           47
WITN(4)        Greenville-
               New Bern-Washington, NC    106           6           1         1          251,000          33,700           31
WCTV           Tallahassee, FL-
               Thomasville, GA            113           5           1         1          237,000          26,200           56
WRDW           Augusta, GA                114           6           1         1          234,000          31,400           33
WEAU           La Crosse-
               Eau Claire, WI             127           5           1         1          198,000          25,500           33
WJHG           Panama City, FL            159           5           1         1          121,000          14,600           50
KXII           Sherman,TX-Ada,OK          160           2           1         1          119,000           8,600           67

(1) Ranking of DMA served by a station among all DMAs is measured by the number of television households based within the DMA in the November 2001 Nielsen estimates.
(2) Includes independent broadcasting stations and excludes satellite stations such as KBTX and KGIN.
(3) Based upon the approximate number of television households in the DMA as reported by Nielsen for November 2001.
(4)   Tied in "Station Rank in DMA."
(5) The market area served by WYMT is a 16-county trading area, as defined by Nielsen, and is included in the Lexington, Kentucky DMA. WYMT's station rank is based upon its ratings position in the 16-county trading area.
(6) KBTX is a VHF station located in Bryan, Texas and is operated primarily as a satellite station of KWTX, which is located in Waco, Texas.
(7) KGIN is a VHF station located in Grand Island, Nebraska and is operated primarily as a satellite station of KOLN, which is located in Lincoln, Nebraska.

      The percentage of the Company's total revenues contributed by the Company's television broadcasting segment was approximately 68.1%, 70.5% and 67.4% for the years ended December 31, 2001, 2000 and 1999, respectively.

      In the following description of each of the Company's stations, information set forth below concerning estimates of population, Total Market Revenues, average household income, projected effective buying income and projected retail business sales growth has been derived from the BIA Guide. Estimates of television households are as reported by Nielsen for November 2001.

WVLT, the CBS affiliate in Knoxville, Tennessee

      WVLT, acquired by the Company in September 1996, began operations in 1988. Knoxville, Tennessee is the 62nd DMA in the United States, with approximately 478,000 television households and a total population of approximately 1.2 million. Total Market Revenues in the Knoxville DMA in 2001 were approximately $74.9 million. According to the BIA Guide, the average household income in the Knoxville DMA in 1999 was $39,299, with effective buying income projected to grow at an annual rate of 5.3% through 2004. Retail business sales growth in the Knoxville DMA is projected by the BIA Guide to average 6.3% annually during the same period. The Knoxville DMA has five licensed commercial television stations, four of which are affiliated with major networks. The Knoxville DMA also has two public broadcasting stations.

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

WKYT, the CBS affiliate in Lexington, Kentucky

      WKYT, acquired by the Company in September 1994, began operations in 1957. Lexington, Kentucky is the 66th largest DMA in the United States, with approximately 436,000 television households and a total population of approximately 1.2 million. Total Market Revenues in the Lexington DMA in 2001 were approximately $55.0 million. According to the BIA Guide, the average household income in the Lexington DMA in 1999 was $37,411, with effective buying income projected to grow at an annual rate of 5.3% through 2004. Retail business sales growth in the Lexington DMA is projected by the BIA Guide to average 5.3% annually during the same period. The Lexington DMA has six licensed commercial television stations, including WYMT, WKYT's sister station, five of which are affiliated with major networks. The Lexington DMA also has one public television station.

      Market Description. The Lexington DMA consists of 39 counties in central and eastern Kentucky. The Lexington area is a regional hub for shopping, business, healthcare, education, and cultural activities and has a comprehensive transportation network and low commercial utility rates. Major employers in the Lexington area include Toyota Motor Corp., Lexmark International, Inc., Verizon Communications Inc., Square D Company, Ashland, Inc., the University of Kentucky and International Business Machines Corporation. Eight hospitals and numerous medical clinics are located in Lexington, reinforcing Lexington's position as a regional medical center. The University of Kentucky's main campus with approximately 25,000 students is also located in Lexington. Frankfort, the capital of Kentucky is also located within WKYT's service area.

WYMT, the CBS affiliate in Hazard, Kentucky

      WYMT, acquired by the Company in September 1994, began operations in 1985. WYMT has carved out a niche trading area comprising 16 counties in eastern and southeastern Kentucky. This trading area is a separate marketing area of the Lexington, Kentucky DMA with approximately 169,000 television households and a total population of approximately 456,000. WYMT is the only commercial television station in this 16-county trading area. Total Market Revenues in the 16-county trading area for the year ended December 31, 2001, were approximately $5.0 million. WYMT is the sister station of WKYT and shares many resources and simulcasts some local programming with WKYT.

      Market Description. The mountain region of eastern and southeastern Kentucky where Hazard is located is on the outer edges of four separate markets:
Bristol-Kingsport-Johnson City, Charleston-Huntington, Knoxville and Lexington. Prior to 1985, mountain residents relied primarily on satellite dishes and cable television carrying distant signals for their television entertainment and news. Established in 1985, WYMT is the only local broadcast station received in its 16-county trading area. The trading area's economy is primarily centered around coal and related industries, such as natural gas and oil.

KWTX and KBTX, the CBS affiliates in Waco-Temple-Bryan, Texas

      KWTX and KBTX, acquired by the Company in October 1999, began operations in 1955 and 1957, respectively. KWTX is a full power VHF television station located in Waco, Texas. KBTX is a full power VHF television station located in Bryan, Texas and, under FCC rules, is operated primarily as a satellite station to KWTX in order to serve the entire broadcast market. Waco-Temple-Bryan, Texas is the 94th largest DMA in the United States, with approximately 299,000 television households and a total population of approximately 848,000. Total Market Revenues in the Waco-Temple-Bryan DMA in 2001 were approximately $31.4 million. According to the BIA Guide, the average household income in the Waco-Temple-Bryan DMA in 1999 was $38,822, with effective buying income projected to grow at an annual rate of 4.3% through 2004. Retail business sales growth in the Waco-Temple-Bryan DMA is projected by the BIA Guide to average 4.7% annually during the same period. The Waco-Temple-Bryan DMA has five licensed commercial television stations (excluding KBTX), four of which are affiliated with major networks. The Waco-Temple-Bryan DMA also has three public television stations.

      Market Description. The Waco-Temple-Bryan DMA consists of 14 counties covering a large portion of central Texas and the Brazos Valley. The cities of Waco, Temple, Killeen, Bryan and College Station are the primary economic centers of the region. College Station, Texas is the home of Texas A&M University with approximately 45,000 students and Baylor University is located in Waco, Texas with approximately 13,000 students. The Waco-Temple-Bryan economy centers on education, medical services and U.S. military installations. Leading employers in the area include: Texas A&M University, Raytheon, Baylor University, St. Joseph's Regional Medical Center, Killeen ISD, Scott and White Hospital and the U.S. Army base at Fort Hood, Texas.

KOLN\KGIN, the CBS affiliates in Lincoln-Hastings-Kearney, Nebraska

      KOLN and KGIN, acquired by the Company in July 1998, began operations in 1953 and 1961, respectively. KOLN is a full power VHF television station located in Lincoln, Nebraska. KGIN is a full power VHF television station located in Grand Island, Nebraska and, under FCC rules, is operated primarily as a satellite station to KOLN in order to serve the western portion of the Lincoln-Hastings-Kearney DMA. Lincoln-Hastings-Kearney, Nebraska is the 102nd largest DMA in the United States, with approximately 269,000 television households and a total population of approximately 687,000. Total Market Revenues in the Lincoln-Hastings-Kearney DMA in 2001 were approximately $27.2 million. According to the BIA Guide, the average household income in the Lincoln-Hastings-Kearney DMA in

1999 was $43,726, with effective buying income projected to grow at an annual rate of 4.8% through 2004. Retail business sales growth in the Lincoln-Hastings-Kearney DMA is projected by the BIA Guide to average 5.0% annually during the same period. The Lincoln-Hastings-Kearney DMA has five licensed commercial television stations, all of which are affiliated with major networks. The Lincoln-Hastings-Kearney DMA also has one public television station.

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

WITN, the NBC affiliate in Greenville-New Bern-Washington, North Carolina

      WITN, acquired by the Company in August 1997, began operations in 1955. Greenville-New Bern-Washington, North Carolina is the 106th largest DMA in the United States, with approximately 251,000 television households and a total population of approximately 710,000. Total Market Revenues in the Greenville-New Bern-Washington DMA in 2001 were approximately $33.7 million. According to the BIA Guide, the average household income in the Greenville-New Bern-Washington DMA in 1999 was $39,721, with effective buying income projected to grow at an annual rate of 4.8% through 2004. Retail business sales growth in the Greenville-New Bern-Washington DMA is projected by the BIA Guide to average 3.8% annually during the same period. The Greenville-New Bern-Washington DMA has six licensed commercial television stations, four of which are affiliated with major networks. The Greenville-New Bern-Washington DMA also has three public television stations.

      Market Description. The Greenville-New Bern-Washington DMA consists of 15 counties in eastern North Carolina. Greenville, North Carolina (located 100 miles east of Raleigh) is the primary economic center of the region and home to East Carolina University with approximately 19,000 students. The Greenville-New Bern-Washington economy centers around education, manufacturing and agriculture. Leading employers in the area include: Pitt County Memorial Hospital, NADEP (Naval Rework Facility), East Carolina University, Catalytica Pharmaceuticals, Inc., PCS Phosphate, Rubber Maid Cleaning Products, Inc. and Weyerhaeuser Co.

WCTV, the CBS affiliate in Tallahassee, Florida-Thomasville, Georgia

      WCTV, acquired by the Company in September 1996, began operations in 1955. Tallahassee, Florida-Thomasville, Georgia is the 113th largest DMA in the United States, with approximately 237,000 television households and a total population of approximately 655,000. Total Market Revenues in the Tallahassee-Thomasville DMA in 2001 were approximately $26.2 million. According to the BIA Guide, the average household income in the Tallahassee, Florida-Thomasville, Georgia DMA in 1999 was $38,678, with effective buying income projected to grow at an annual rate of 4.5% through 2004. Retail business sales growth in the Tallahassee, Florida-Thomasville, Georgia DMA is projected by the BIA Guide to average 6.4% annually during the same period. The Tallahassee-Thomasville DMA has five licensed commercial television stations, four of which are affiliated with major networks. The Tallahassee-Thomasville DMA also has one public television station.

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

WRDW, the CBS affiliate in Augusta, Georgia

      WRDW, acquired by the Company in January 1997, began operations in 1954. Augusta, Georgia is the 114th largest DMA in the United States, with approximately 234,000 television households and a total population of approximately 647,000. Total Market Revenues in the Augusta DMA in 2001 were approximately $31.4 million. According to the BIA Guide, the average household income in the Augusta DMA in 1999 was $36,606, with effective buying income projected to grow at an annual rate of 3.5% through 2004. Retail business sales growth in the Augusta DMA is projected by the BIA Guide to average 4.8% annually during the same period. The Augusta DMA has six licensed commercial television stations, four of which are affiliated with a major network. The Augusta DMA also has two public television stations.

      Market Description. The Augusta DMA consists of 18 counties in eastern Georgia and western South Carolina, including the cities of Augusta, Georgia and North Augusta and Aiken, South Carolina. The Augusta, Georgia area is one of Georgia's major metropolitan/regional centers, with a particular emphasis on health services, manufacturing and the military. The federal government employs military and civilian personnel at the Department of Energy's Savannah River Site, a nuclear processing plant, and Fort Gordon, a U.S. Army military installation. Augusta has eight large hospitals, which collectively employ approximately 20,000 and reinforce Augusta's status as a regional healthcare center. Augusta is also home to the Masters Golf Tournament, which has been broadcast by CBS for 46 years.

WEAU, the NBC affiliate in La Crosse-Eau Claire, Wisconsin

      WEAU, acquired by the Company in July 1998, began operations in 1953. La Crosse-Eau Claire, Wisconsin is the 127th largest DMA in the United States, with approximately 198,000 television households and a total population of approximately 532,000. Total Market Revenues in the La Crosse-Eau Claire, Wisconsin DMA in 2001 were approximately $25.5 million. According to the BIA Guide, the average household income in the La Crosse-Eau Claire, Wisconsin DMA in 1999 was $37,490, with effective buying income projected to grow at an annual rate of 3.8% through 2004. Retail business sales growth in the La Crosse-Eau Claire, Wisconsin DMA is projected by the BIA Guide to average 5.3% annually during the same period. The La Crosse-Eau Claire, Wisconsin DMA has five licensed commercial television stations, four of which are affiliated with major networks. The La Crosse-Eau Claire, Wisconsin DMA also has one public television station.

      Market Description. The La Crosse-Eau Claire, Wisconsin DMA, consists of 12 counties in west central Wisconsin and two counties in eastern Minnesota. The La Crosse and Eau Claire, Wisconsin economy centers around medical services, agriculture, education and retail businesses. The University of Wisconsin maintains a 11,000-student campus in Eau Claire. Leading employers include Hutchinson Technologies, the University of Wisconsin at Eau Claire and several area hospitals.

WJHG, the NBC affiliate in Panama City, Florida

      WJHG, acquired by the Company in 1960, began operations in 1953. Panama City, Florida is the 159th largest DMA in the United States, with approximately 121,000 television households and a total population of approximately 328,000. Total Market Revenues in the Panama City DMA in 2001 were approximately $14.6 million. According to the BIA Guide, the average household income in the Panama City DMA in 1999 was $36,902, with effective buying income projected to grow at an annual rate of

4.8% through 2004. Retail business sales growth in the Panama City DMA is projected by the BIA Guide to average 5.4% annually during the same period. The Panama City DMA has five licensed commercial television stations, three of which are affiliated with major networks. In addition, a station in Dothan, Alabama, an adjacent DMA, provides a CBS signal. The Panama City DMA also has one public television station.

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

KXII, the CBS affiliate in Sherman, Texas - Ada, Oklahoma

      KXII, acquired by the Company in October 1999, began operations in 1956. Sherman, Texas-Ada, Oklahoma is the 160th largest DMA in the United States, with approximately 119,000 television households and a total population of approximately 312,000. Total Market Revenues in the Sherman, Texas-Ada, Oklahoma DMA in 2001 were approximately $8.6 million. According to the BIA Guide, the average household income in the Sherman, Texas-Ada, Oklahoma DMA in 1999 was $34,745, with effective buying income projected to grow at an annual rate of 5.1% through 2004. Retail business sales growth in the Sherman, Texas-Ada, Oklahoma DMA is projected by the BIA Guide to average 4.8% annually during the same period. The Sherman, Texas-Ada, Oklahoma DMA has two licensed commercial television stations, both of which are affiliated with major networks.

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

Satellite Transmission and Production Services

      The Company's satellite transmission and production services business, Lynqx Communications, operates C-band and Ku-band transportable satellite uplink units and provides production management services. Clients include NBC, CBS, ABC and other broadcast and cable services. Currently Lynqx operates 13 mobile satellite uplink units.

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

      Four major broadcast networks, ABC, NBC, CBS and FOX dominate broadcast television. Additionally, United Paramount Network ("UPN"), Warner Brothers Network ("WB") and the Pax TV Network have been launched as additional television networks. An affiliate of FOX, UPN, WB or Pax TV receives a smaller portion of each day's programming from its network compared to an affiliate of ABC, NBC or CBS.

      The affiliation of a station with ABC, NBC or CBS has a significant impact on the composition of the station's programming, revenues, expenses and operations. A typical affiliate of these networks receives the majority of each day's programming from the network. This programming, along with cash payments ("network compensation") in certain instances, is provided to the affiliate by the network in exchange for a substantial majority of the advertising time available for sale during the airing of network programs. The network then sells this advertising time and retains the revenues. The affiliate retains the revenues from time sold during breaks in and between network programs and programs the affiliate produces or purchases from non-network sources. In acquiring programming to supplement programming supplied by the affiliated network, the affiliates compete primarily with other affiliates and independent stations in their markets. Cable systems generally do not compete with local stations for programming, although various national cable networks from time to time have acquired programs that would have otherwise been offered to local television stations. In addition, a television station may acquire programming through barter arrangements. Under barter arrangements, a national program distributor may receive advertising time in exchange for the programming it supplies, with the station paying a reduced or no fee for such programming. Most successful commercial television stations obtain their brand identity from locally produced news programs.

      In contrast to a station affiliated with a network, a fully independent station purchases or produces all of the programming that it broadcasts, resulting in generally higher programming costs. An independent station, however, retains its entire inventory of advertising time and all the revenues obtained therefrom. As a result of the smaller amount of programming provided by its network, an affiliate of FOX, UPN, WB or Pax TV must purchase or produce a greater amount of programming, resulting in generally higher programming costs. These affiliate stations, however, retain a larger portion of the inventory of advertising time and the revenues obtained therefrom compared to stations affiliated with the major networks.

      Cable-originated programming is a significant competitor for viewers of broadcast television programming, although no single cable programming network regularly attains audience levels amounting to more than a small fraction of any single major broadcast network. The advertising share of cable networks has increased as a result of the growth in cable penetration (the percentage of television households which are connected to a cable system). Notwithstanding such increases in cable viewership and advertising, over-the-air broadcasting remains the dominant distribution system for mass-market television advertising.

Network Affiliation of the Stations

      Each of the Company's stations is affiliated with a major network pursuant to an affiliation agreement. Each affiliation agreement provides the affiliated station with the right to broadcast all programs transmitted by the network with which the station is affiliated. In return, the network has the right to sell a substantial majority of the advertising time during such broadcasts. In exchange for every hour that a station elects to broadcast network programming, the network pays the station a specific network compensation fee, which varies with the time of day. Typically, prime-time programming generates the highest hourly network compensation payments. Such payments are subject to increase or decrease by the network during the term of an affiliation agreement with provisions for advance notices and right of termination by the station in the event of a reduction in such payments. The CBS affiliation agreements expire as follows:
(i) WVLT, WKYT, WYMT and WCTV, on December 31, 2004, (ii) WRDW on March 31, 2005 and (iii) KWTX, KBTX, KOLN, KGIN and KXII on December 31, 2005. The Company has tentatively agreed with NBC to extend the affiliation agreements of WEAU, WITN and WJHG through December 31, 2011 and is currently working with NBC to finalize the definitive affiliation agreements. The CBS affiliation agreements for KWTX, KBTX and KXII were renegotiated during the fourth quarter of 2000 and were extended through December 31, 2005. For the year ended December 31, 2001, combined network compensation for our three NBC affiliates and the three CBS-affiliated Texas stations was $1.8 million and $1.3 million, respectively. As a result of these negotiations with NBC and CBS, network compensation for our three NBC affiliates and our CBS affiliates, KWTX, KBTX and KXII will be phased out over the next few years. Although network affiliation agreements have historically been renewed by the Company and the respective networks, the Company can not guarantee that any agreements will be renewed in the future under their current terms.

NEWSPAPER PUBLISHING

      At December 31, 2001, the Company owned and operated five publications comprising four daily newspapers and an advertising shopper, located in the Southeast and Midwest. The percentage of total Company revenues contributed by the newspaper publishing segment was approximately 26.3%, 24.2% and 26.3% for each of the years ended December 31, 2001, 2000 and 1999, respectively.

The Albany Herald

      The Albany Herald Publishing Company, Inc. ("The Albany Herald"), located in Albany, Georgia, publishes The Albany Herald, which is published seven days a week and serves southwest Georgia. The Albany Herald's circulation approximates 31,000 Sunday subscribers and 28,000 daily. The Albany Herald also produces a weekly advertising shopper and other niche publications.

Gwinnett Daily Post and Rockdale Citizen/Newton Citizen

      The Gwinnett Daily Post and Rockdale Citizen/Newton Citizen are newspapers that serve communities in the metro Atlanta area with complete local news, sports and lifestyles coverage together with national stories that directly impact their local communities.

      The Gwinnett Daily Post is published Tuesday through Sunday and has a circulation of approximately 65,000 subscribers. The Gwinnett Daily Post is located northeast of Atlanta in Gwinnett County, one of the fastest growing areas in the nation with an estimated population of approximately 650,000. According to Woods and Poole 2000 MSA Profile, Gwinnett County's population is projected to grow by 25% between 1999 and 2004. Since the purchase of the Gwinnett Daily Post in 1995, the frequency of publication has increased from three to six days per week and circulation has grown from 13,000 to 65,000 subscribers.

      Rockdale Citizen/Newton Citizen is published seven days per week with a circulation of approximately 17,000. In 2000, the Company began publication of the Newton Citizen for distribution into neighboring Newton County. The Rockdale Citizen is located in Conyers, Georgia, the county seat of Rockdale County, which is 19 miles east of downtown Atlanta. Rockdale County and Newton County's combined population is estimated to be approximately 132,000.

The Goshen News

      The Goshen News is published seven days a week with a circulation of 16,000 and serves Goshen, Indiana and surrounding areas. The Goshen News also produces a weekly advertising shopper. Since the Company acquired The Goshen News in 1999, it has added a Sunday edition and converted the Saturday edition to morning delivery.

Industry Background

      Newspaper publishing is the oldest segment of the media industry and, as a result of the focus on local news, newspapers in general, remain an important media for local advertising. Newspaper advertising revenues are cyclical and have generally been affected by changes in national and regional economic conditions. Financial instability in the retail industry, including bankruptcies of larger retailers and consolidations among large retail chains can result in reduced retail advertising expenditures. Classified advertising, which makes up approximately one-third of newspaper advertising expenditures, can be affected by an economic slowdown and its effect on employment, real estate transactions and automotive sales. However, growth in housing starts and automotive sales, although cyclical in nature, generally provide continued growth in newspaper advertising expenditures. While the newspaper publishing industry is impacted by the economic cycles, it is not generally affected by the cyclical nature of political advertising revenue.

PAGERS AND WIRELESS SERVICES

The Paging Business

      The paging business, acquired by the Company in September 1996, is based in Tallahassee, Florida and operates in Columbus, Macon, Albany, Thomasville, Valdosta and Savannah, Georgia, in Dothan, Alabama, in Tallahassee, Gainesville, Orlando and Panama City, Florida and in certain contiguous areas. In 2001, the Company's paging operations had approximately 75,000 units in service compared to approximately 90,000 units in service in 2000. The percentage of total Company revenues contributed by the paging segment was approximately 5.6%, 5.3% and 6.3% for the years ended December 31, 2001, 2000 and 1999, respectively.

      The Company's paging system operates by connecting a telephone call placed to a local telephone number with a local paging switch. The paging switch processes a caller's information and sends the information to a link transmitter which relays the processed information to paging transmitters, which in turn alert an individual pager by means of a coded radio signal. This process provides service to a "local coverage area." To enhance coverage further to its customer base, all of the Company's local coverage areas are interconnected or networked, providing for "wide area coverage" or "network coverage." A pager's coverage area is programmable and can be customized to include or exclude any particular paging switch and its respective geographic coverage area, thereby allowing the Company's paging customers a choice of coverage areas. In addition, the Company is able to network with other paging companies which share the Company's paging frequencies in other markets, by means of an industry standard network paging protocol, in order to increase the geographic coverage area in which the Company's customers can receive paging service. During 1999, the Company introduced services which allow its paging customers to receive electronic mail on their pagers. In addition, the Company expanded its capability so that individuals may send text messages via the Internet to the Company's paging customers by accessing the paging businesses web page. In 2001, the Company introduced WebTouch, allowing its customers to access their account information through the web to make changes and payments.

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

ADDITIONAL INFORMATION ON BUSINESS SEGMENTS

      Reference is made to Note I of notes to consolidated financial statements of the Company for additional information regarding business segments.

COMPETITION

Television Industry

      Competition in the television industry exists on several levels: competition for audience, competition for programming (including news) and competition for advertisers. Additional factors that are material to a television station's competitive position include signal coverage and assigned frequency.

      Audience. Stations compete for audience based on program popularity, which has a direct effect on advertising rates. A substantial portion of the daily programming on each of the Company's stations is supplied by the network affiliate. During those periods, the stations are totally dependent upon the performance of the network programs to attract viewers. There can be no assurance that such programming will achieve or maintain satisfactory viewership levels in the future. Non-network time periods are programmed by the station with a combination of locally produced news, public affairs and other entertainment programming, including news and syndicated programs purchased for cash, cash and barter, or barter only.

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

      Programming. Competition for programming involves negotiating with national program distributors or syndicators that sell first-run and rerun packages of programming. Each station competes against the broadcast station competitors in its market for exclusive access to off-network reruns (such as Seinfeld) and first-run product (such as Entertainment Tonight). Competition exists for exclusive news stories and features as well. Cable systems generally do not compete with local stations for programming, although various national cable networks from time to time have acquired programs that would have otherwise been offered to local television stations.

      Advertising. Advertising rates are based upon the size of the market in which the station operates, a station's overall ratings, a program's popularity among the viewers that an advertiser wishes to attract, the number of advertisers competing for the available time, the demographic makeup of the market served by the station, the availability of alternative advertising media in the market area, aggressive and knowledgeable sales forces and the development of projects, features and programs that tie advertiser messages to programming. Advertising revenues comprise the primary source of revenues for the Company's stations. The Company's stations compete for such advertising revenues with other television stations and other media in their respective markets. The stations also compete for advertising revenue with other media, such as newspapers, radio stations, magazines, outdoor advertising, transit advertising, yellow page directories, direct mail, internet and local cable systems. Competition for advertising dollars in the broadcasting industry occurs primarily within individual markets.

Newspaper Industry

      The Company's newspapers compete for advertisers with a number of other media outlets, including magazines, radio, television and the internet, as well as other newspapers, which also compete for readers with the Company's publications. One of the Company's newspaper competitors is significantly larger than the Company and operates in two of its newspaper markets. The Company differentiates its publications from the other newspaper by focusing on local news and local sports coverage in order to compete with its larger competitor. The Company clearly identifies the markets it wishes to target and seeks to become the primary source for local news and advertising information within those markets.

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

      The Company's primary competitors include those paging companies that provide wireless service in the same geographic areas in which the Company operates. The Company experiences competition from one or more competitors in all locations in which it operates; however, many of the Company's competitors have experienced financial difficulty in the past two years.

      The Company's paging services also compete with other wireless communications services such as cellular service. The typical customer uses paging as a low cost wireless communications alternative either on a stand-alone basis or in conjunction with cellular services. In addition, technological developments in the wireless communications industry and enhancements of current technology have created new products and services, such as personal communications services and mobile satellite services, which are also competitive with the paging services currently offered by the Company. FCC policies are aimed at encouraging such technological developments, new services and promoting competition. There can be no assurance that the Company's paging business would not be adversely affected by such technological developments or regulatory changes.

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

      License Grant and Renewal. Television broadcasting licenses generally are granted or renewed for a period of eight years but may be renewed for a shorter period upon a finding by the FCC that the "public interest, convenience, and necessity" would be served thereby. The broadcast licenses for each station are effective through the following dates: WVLT - August 1, 2005; WKYT - August 1, 2005; WYMT- August 1, 2005; KOLN and KGIN - June 1, 2006; WITN - December 1, 2004; WRDW - April 1, 2005; WCTV - April 1, 2005; WEAU - December 1, 2005, WJHG
- February 1, 2005, KBTX and KWTX - August 1, 2006, and KXII - August 1, 2006. The Telecommunications Act requires a broadcast license to be renewed if the FCC finds that: (i) the station has served the public interest, convenience and necessity; (ii) there have been no serious violations of either the Telecommunications Act or the FCC's rules and regulations by the licensee; and
(iii) there have been no other violations, which taken together would constitute a pattern of abuse. At the time an application is made for renewal of a television license, parties in interest may file petitions to deny, and such parties, including members of the public, may comment upon the service the station has provided during the preceding license term and urge denial of the application. If the FCC finds that the licensee has failed to meet the above-mentioned requirements, it could deny the renewal application or grant a conditional approval, including renewal for a lesser term. The FCC will not consider competing applications contemporaneously with a renewal application. Only after denying a renewal application can the FCC accept and consider competing applications for the license. Although in substantially all cases broadcast licenses are renewed by the FCC even when petitions to deny are filed against broadcast license renewal applications, there can be no assurance that the Company's stations' licenses will be renewed. The Company is not aware of any facts or circumstances that could prevent the renewal of the licenses for its stations at the end of their respective license terms.

      Multiple Ownership Restrictions. Currently, the FCC has rules that limit the ability of individuals and entities to own or have an ownership interest above a certain level (an "attributable" interest, as defined more fully below) in broadcast stations, as well as other mass media entities. The current rules limit the number of broadcast stations that may be owned both on a national and a local basis. On a national basis, the rules preclude any individual or entity from having an attributable interest in co-owned television stations whose aggregate audience reach exceeds 35% of all United States households. Owners of television stations that have an attributable interest in another TV station in the same Nielsen DMA, or that operate a satellite station in the same market, do not have to include those additional same-market outlets in calculating its 35% aggregate television audience reach cap. A station owner with an attributable interest in a station in a separate market (including time-brokered local marketing agreements

("LMAs") and satellite stations) must count that additional audience as part of its national aggregate audience. The U.S. Court of Appeals for the D.C. Circuit has recently ordered the FCC to review the rule to determine whether it is necessary to protect the public interest.

      On a local basis, the FCC has revised its local market television ownership rules, permitting station owners to realize the efficiencies of certain types of common ownership. The FCC currently allows the common ownership of two television stations without regard to broadcast signal contour overlap if the stations are in separate DMAs. The FCC continues to allow common ownership of two stations in the same DMA if their Grade B contours do not overlap. Entities are permitted to own two television stations within the same DMA if eight full-power independently owned television stations (commercial and noncommercial) will remain post-merger, and one of the co-owned stations is not among the top four-ranked stations in the market based on audience share. In order for a television station to count toward the minimum number of independent stations necessary for FCC approval of a proposed duopoly, its Grade B signal contour must overlap the Grade B signal contour of a at least one of the TV stations involved in the proposed combination. The common ownership of two television stations in the same market with an overlapping contour is permitted where the same-market licensee is the only reasonably available buyer and the station purchased is a "failed station" (either off the air for at least four months prior to the waiver application or involved in involuntary bankruptcy or insolvency proceedings) or a "failing" station (having a low audience share and financially struggling during the previous several years). A waiver of the FCC's ownership restrictions is possible if the applicants for waiver can show that the combination will result in the construction of a previously unbuilt station. A challenge to the rule limiting duopolies to markets whose eight separate voices would remain after a merger or combination is pending in the U. S. Court of Appeals for the D.C. Circuit.

      The FCC also substantially modified its rules implementing TV-radio cross-ownership restrictions (the so-called "one-to-a-market" rule). Depending upon the particular circumstances an entity may own up to two television stations and six radio stations or one television station and seven radio stations in a market.

      In addition, the FCC decided to retain the cable/television cross-ownership rule, which effectively prohibits joint ownership of a broadcast television station and cable system in the same market. An appeal challenging the FCC's decision to retain this rule was filed in the U. S. Court of Appeals for the D. C. Circuit, which recently vacated the rule and ordered the Commission to provide a stronger justification for the rule before it attempts to reinstate it.

      The FCC has also initiated a proceeding to determine whether any changes should be made to its newspaper/broadcast cross-ownership rule. The rule, adopted by the FCC in the 1970s, generally prohibits one entity from owning both a commercial broadcast station and a daily newspaper in situations in which the predicted or measured contours of the station encompass entirely the community in which the newspaper is published.

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

      Under the FCC's ownership rules, a direct or indirect purchaser of certain types of securities of the Company could violate FCC regulations if that purchaser owned or acquired an "attributable" or "meaningful" interest in other media properties in the same areas as stations owned by the Company or in a manner otherwise prohibited by the FCC. All officers and directors of a licensee, as well as general partners, uninsulated limited partners or members of a limited liability company and stockholders who own 5% or more of the voting power of the outstanding common stock of a licensee (either directly or indirectly), generally will be deemed to have an "attributable" interest in the licensee. Certain institutional investors, which exert no control or influence over a licensee, may own up to 20% of the voting power of the outstanding common stock before attribution occurs.

      The FCC has recently revised its broadcast ownership attribution rules. The attribution rules define what constitutes a "cognizable interest" for purposes of applying the ownership rules. The FCC's attribution rules now include a new "equity/debt plus" attribution rule that functions in addition to the current attribution rules. Under the new rule, a holder of a financial interest, whether equity or debt or both, of 33% of licensee's total assets will have an attributable interest in that licensee if it is either a major program supplier to that licensee (supplying more than 15% of a station's total weekly broadcast programming hours) or if it is a same media market entity (including broadcasters, cable operators and newspapers). All stock, including common and preferred, voting and nonvoting stock, will be counted toward the 33% threshold. Time brokerage of another television station in the same market (including LMAs) for more than 15% of the brokered station's broadcast hours per week will result in the attribution of the time brokerage arrangement. Except for certain LMAs, any interest acquired on or after November 7, 1996, is subject to the FCC's revised ownership and attribution rules. To the best of the Company's knowledge, no officer, director or 5% stockholder of the Company currently holds an attributable interest in another television station, radio station, cable television system or daily newspaper that is inconsistent with the FCC's ownership rules and policies or with ownership by the Company of its stations.

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

      Recent Developments. Congress has recently enacted legislation and the FCC currently has under consideration or is implementing new regulations and policies regarding a wide variety of matters that could affect, directly or indirectly, the operation and ownership of the Company's broadcast properties. In addition to the proposed changes noted above, such matters include, for example, spectrum use fees, political advertising rates, potential advertising restrictions on the advertising of certain products (such as hard liquor), the rules and policies to be applied in enforcing the FCC's equal employment opportunity regulations, cable carriage of digital television signals and viewing of distant network signals by direct broadcast satellite services. Other matters that could affect the Company's broadcast properties include technological innovations and developments generally affecting competition in the mass communications industry, such as the recent initiation of direct broadcast satellite service, and the continued establishment of wireless cable systems and low power television stations.

      In response to a decision of the U.S. Court of Appeals for the D.C. Circuit, the FCC suspended its requirement that licensees widely disseminate information about job openings to all segments of the community to ensure that all qualified applicants, including minorities and women, have sufficient opportunities to compete for jobs in the broadcast industry. Recently the FCC voted to open a new proceeding to re-establish equal employment opportunity rules for broadcasters, which would reinstate the requirement that licensees widely disseminate information about job openings to all segments of the community and periodically disclose details concerning recruiting and outreach activities.

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

      The 1992 Cable Act was amended in several important respects by the Telecommunications Act. Most notable, the Telecommunications Act repeals the cross-ownership ban between cable and telephone entities as well as the FCC's former video dial-tone rules (permitting telephone companies to enter the video distribution services market under several new regulatory options). The Telecommunications Act also (a) eliminated the broadcast network/cable cross-ownership limitation and (b) lifted the statutory ban on TV/cable cross-ownership within the same market area (without, however, eliminating the separate FCC regulatory restrictions on TV/cable cross-ownership, discussed above).

      Digital Television Service. In December 1996, the FCC formally approved technical standards for digital advanced television ("DTV"). DTV is a flexible system that will permit broadcasters to utilize a single digital channel in various ways, including providing one channel of high-definition television programming with greatly enhanced image and sound quality or several channels of lower-definition television programming ("multicasting"), and is capable of accommodating subscription video and data services. Broadcasters may offer a combination of services, so long as they transmit at least one stream of free video programming on the DTV channel. The FCC has assigned to each existing full power television station (including each station owned by the Company) a second channel to implement DTV while present television operations are continued on that station's existing analog channel. Although in some cases a station's DTV channel may only permit operation over a smaller geographic service area than that available using its existing channel, the FCC's stated goal in assigning channels was to provide stations with DTV service areas that will replicate their existing service areas. The FCC's DTV rules also permit stations to request new channel assignments and other modifications to their assigned DTV facilities, allowing them to expand their DTV service areas if certain interference criteria are met. Under FCC rules and the Balanced Budget Act of 1997, station owners may be required to surrender one channel in 2006 and thereafter provide service solely in the DTV format. Generally, under current FCC rules each of the Company's stations must construct DTV facilities and commence operations by May 2002. The Company completed its DTV implementation at WRDW, its Augusta, Georgia station, in early 2000. In 2001, the Company completed its DTV implementation at KWTX, its Waco, Texas station and WEAU, its Eau Claire, Wisconsin station. The Company currently intends to begin digital broadcast on KXII in Sherman, Texas by May 2002. It plans to complete the necessary DTV construction at all of its remaining stations within the next year and has sought six-month extensions of the May 2002 deadline.

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

      In January 2001, the FCC issued an order addressing the must-carry rights of digital television broadcasters in which it determined the following:

      (i) Digital-only television stations may immediately assert carriage rights on local cable systems;
      (ii) Television stations that return their analog spectrum and convert to digital operations are entitled to must-carry rights; and
      (iii) A digital-only station asserting must-carry rights is entitled only to carriage of a single programming stream and other "program-related" content, regardless of the number of programs it broadcasts simultaneously on its digital spectrum.

      The FCC deferred making a decision as to whether broadcasters are entitled to simultaneous carriage of both their digital and analog signals during the transition to DTV. Nevertheless, the agency did announce its tentative conclusion that, although neither forbidden nor mandated by the Communications Act, dual carriage obligations would appear to impose an unconstitutional burden on a cable operator's First Amendment rights. The FCC is also considering whether rules for carriage of digital television signals by cable system operators should also apply to direct broadcast satellite operators.

      Several parties have filed petitions for reconsideration of the FCC's DTV must-carry decision. Those petitions remain pending before the FCC, and we cannot predict what changes, if any, the FCC will make to its DTV must-carry rules on reconsideration.

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

      Beginning January 1, 2002 DBS operators became subject to a requirement for mandatory carriage of local television stations, similar to that applicable to cable systems, for those markets in which a satellite carrier chooses to provide any local signal. Stations in affected markets were required to make must-carry elections by June 2001. SHVIA also extended the current system of satellite distribution of distant network signals to unserved households (i.e. those that do not receive a Grade B signal from a local network affiliate). In response to a challenge to certain provisions of SHVIA, a panel of the U.S. Court of Appeals for the Fourth Circuit upheld the requirement that DBS operators carry the signal of all local television stations in markets where they elect to carry any local signals. The court also upheld an FCC rule that permits DBS operators to offer all local television stations on a single tier or an a la carte basis. The rule allows consumers to choose between the two options.

      In response to broadcasters' June 2001 elections, DBS operators issued a large number of carriage denial letters, prompting the FCC to issue an order in September 2001 clarifying the DBS mandatory carriage rules. In particular, the FCC emphasized that a satellite carrier must have a "reasonable basis" for rejecting a broadcast station's request for carriage. The Company cannot predict the impact of DBS service upon the Company's business.

Paging

      Federal Regulation. The Company's paging operations, acquired by the Company in September 1996, are subject to regulation by the FCC under the Communications Act. The FCC has granted the Company licenses to use the radio frequencies necessary to conduct its paging operations.

      License Grant and Renewal. The FCC paging licenses granted to the Company are for varying terms of up to 10 years, at the end of which renewal applications must be approved by the FCC. The Company holds various FCC radio licenses which are used in connection with its paging operations. Paging licenses will expire during calendar year 2009. Licensees in the paging services normally enjoy a license renewal expectancy and the vast majority of license renewal applications are granted in the normal course. Although the Company is unaware of any circumstances which could prevent the grant of renewal applications, no assurance can be given that any of the Company's licenses will be free of competing applications or will be renewed by the FCC. Furthermore, the FCC has the authority to restrict the operations of licensed facilities or to revoke or modify licenses. None of the Company's licenses has ever been revoked or modified involuntarily, and such proceedings by the FCC are rarely undertaken.

EMPLOYEES

      As of March 1, 2002, the Company had 1,203 full-time employees, of which 802 were employees of the Company's television stations and satellite business, 335 were employees of the Company's publications, 51 were employees of the Company's paging operations and 15 were corporate and administrative personnel. None of the Company's employees are represented by unions. The Company believes that its relations with its employees are satisfactory.

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

TELEVISION BROADCASTING

     Station/                                                    Owned or                                         Expiration of
Property Location                    Use                          Leased              Approximate Size                 Lease
---------------------       ------------------------             --------    --------------------------------     --------------
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

                            Transmission tower site                Leased    Tower space                           Month to Month

WKYT
 Lexington, KY              Office, studio and                     Owned     34,500 sq. ft.                              --
                            transmission tower site                          building on 20 acres

WYMT
 Hazard, KY                 Office and studio                      Owned     21,200 sq. ft.                              --
                                                                             building on 2 acres

 Hazard, KY                 Transmission tower site                Leased            --                               June 2005

 Hazard, KY                 Transmitter buildings                  Owned     816 sq. ft. building                        --
                            and improvements                                 and 864 sq.ft.
                                                                             building
KWTX
 Waco, TX                   Office and studio                      Owned     34,000 sq. ft.                              --
                                                                             building on 4 acres

 Moody, TX                  Transmission tower site                Owned     27.9 acres                                  --

     Station/                                                    Owned or                                         Expiration of
Property Location                    Use                          Leased              Approximate Size                 Lease
---------------------       ------------------------             --------    --------------------------------     --------------
KBTX
 Bryan, TX                  Office and studio                     Owned      7,000 sq. ft. building                      --
                                                                             on 23.4 acres

 Grimes County, TX          Transmission tower site               Owned      1,300 sq. ft. building
                                                                  Leased     on 560 acres                            March 2023

 Calvert, TX                Transmission tower site               Owned      80 sq. ft. building                         --
                                                                             and 96 sq. ft.
                                                                             building on 3.1 acres

 Falls County, TX           Transmission tower site               Owned      128 sq. ft. building on                     --
                                                                              2 acres
KOLN
 Beaver Crossing, NE        Transmission tower site               Owned      120 acres                                   --

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

 Bradshaw, NE               Transmission tower site               Owned      8 acres                                     --

KGIN
 Heartwell, NE              Transmission tower site               Owned      71 acres                                    --

 Grand Island, NE           Office and studio                     Leased     5,153 sq. ft.                           Dec. 2003

WITN
 Washington, NC             Office and studio                     Owned      19,600 sq. ft. building                     --

 Greenville, NC             Office and studio                     Leased     1,707 sq. ft.                           Sept. 2002

 Grifton, NC                Transmitter building                  Owned      4,190 sq. ft. building                      --

 Grifton, NC                Transmission tower site               Leased     9 acres                                 Jan. 2029

WCTV
 Tallahassee, FL            Office and studio                     Owned      20,000 sq. ft.                              --
                                                                             building on
                                                                  Leased     37 acres                                Dec. 2014

 Metcalf, GA                Transmission tower site               Owned      182 acres                                   --

WRDW
 North Augusta, SC          Office and studio                     Owned      17,000 sq. ft.                              --
                                                                             building

 Beech Island, SC           Transmission tower site               Owned      143 acres                                   --

     Station/                                                    Owned or                                         Expiration of
Property Location                    Use                          Leased              Approximate Size                 Lease
---------------------       ------------------------             --------    --------------------------------     --------------
WEAU
 Eau Claire, WI             Office and studio                      Owned     16,116 sq. ft. of                           --
                                                                             buildings on 2 acres

 Township of Fairchild,     Transmitter building &               Owned with  2,304 sq. ft. building                      --
 WI                         Transmission tower site               easement   on 6 acres

WJHG
 Panama City, FL            Office and studio                      Owned     14,000 sq. ft. building on 4 acres          --

 Youngstown, FL             Transmission tower site                Owned     17 acres                                    --

KXII
 Sherman, TX                Office and studio                      Owned     12,813 sq. ft.                              --
                                                                             building on 3 acres

 Madill, OK                 Transmission tower site                Owned     1,200 sq. ft.                               --
                                                                             building on 97 acres

 Ardmore,OK                 Studio and offices                     Owned     3,000 sq. ft.                               --
                                                                             building on 1.5 acres

 Paris, TX                  Translator tower site                  Owned     65 sq. ft. building on                      --
                                                                             4.1 acres

Lynqx Communications
 Baton Rouge, LA            Office and repair site                 Leased    3,400 sq. ft.                           Dec. 2003

 Tallahassee, FL            Office                                 Owned     1,000 sq. ft.                               --

PUBLISHING

     Newspaper/                                                   Owned or                                        Expiration of
 Property Location                    Use                          Leased          Approximate Size                   Lease
---------------------       ------------------------             --------    --------------------------------     --------------
The Albany Herald
    Publishing Company,
    Inc.,
    Albany, GA               Offices and production                 Owned     83,000 sq. ft. building                     --
                            facility for The Albany
                            Herald

Post Citizen Media, Inc.
    Conyers, GA             Offices for Rockdale                   Owned     20,000 sq. ft. building                     --
                            Citizen/ Newton Citizen

     Newspaper/                                                  Owned or                                         Expiration of
 Property Location                    Use                         Leased           Approximate Size                   Lease
---------------------       ------------------------             --------    --------------------------------     --------------
Post Citizen Media, Inc.
    Conyers, GA (Cont.)
    Conyers, GA             Offices and production                 Leased    20,000 sq. ft. building                 May 2002
                            facility for Rockdale
                            Citizen/ Newton Citizen and
                            the Gwinnett Daily Post

    Lawrenceville, GA       Offices for the Gwinnett               Leased    11,000 sq. ft. building              Month to Month
                            Daily Post

    Goshen. IN              Offices and production                 Owned     21,000 sq. ft.                              --
                            facility for The Goshen                          building on 0.6 acres
                            News

PAGING

                                                                  Owned or                                        Expiration of
 Property Location                    Use                          Leased          Approximate Size                   Lease
---------------------       ------------------------             --------    --------------------------------     --------------
Albany, GA                    Sales Office                        Leased     3,200 sq. ft.                           May 2004

Columbus, GA                  Sales Office                        Leased     2,200 sq. ft.                          Dec. 2002
    Lumpkin Road              Sales Office                        Leased     2,800 sq. ft.                           May 2002

Dothan, AL                    Sales Office                        Leased     800 sq. ft.                            Feb. 2005

Macon, GA                     Sales Office                        Leased     1,260 sq. ft.                        Month to Month

Tallahassee, FL               Sales Office                        Leased     1,800 sq. ft.                          Aug. 2002

Tallahassee, FL             Corporate Office                      Leased     2,400 sq. ft.                          Mar. 2002

Thomasville, GA               Sales Office                        Leased     1,200 sq. ft.                          June 2002

Valdosta, GA                  Sales Office                        Leased     1,250 sq. ft.                          Feb. 2005

Panama City, FL               Sales Office                        Leased     1,050 sq. ft.                        Month to Month

Gainesville, FL               Sales Office                        Leased     1,100 sq. ft.                        Month to Month

      The paging operations also lease space on various towers in Florida, Georgia and Alabama. These tower lease terms range from month-to-month to expiration dates through 2006.

ITEM 3. LEGAL PROCEEDINGS

      The Company is not a party to any legal proceedings in which an adverse outcome would have a material adverse effect, either individually or in the aggregate, upon the Company except for the income tax matter described below.

      The Internal Revenue Service (the "IRS") is auditing the Company's federal tax return for the year ended December 31, 1996. In conjunction with this examination, the Company extended the time period that the IRS has to audit the Company's federal tax returns for the 1996 and 1997 tax years until December 31, 2001.

      In October 2001, the Company received a notice of deficiency from the IRS associated with its audit of the Company's 1996 federal income tax return. The IRS alleges in the notice that the Company owes approximately $12.1 million of tax plus interest and penalties stemming from certain acquisition related transactions, which occurred in 1996. Additionally, if the IRS were successful in its claims, the Company would be required to account for these acquisition transactions as stock purchases instead of asset purchases, which would significantly lower the tax basis in the assets acquired. The Company believes the IRS claims are without merit and on January 18, 2002 filed a petition to contest the matter in United States Tax Court. The Company cannot predict when the tax court will conclude its ruling on this matter.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year covered.

ITEM 4.1. EXECUTIVE OFFICERS OF THE REGISTRANT

      Set forth below is certain information with respect to the executive officers of the Company as of March 15, 2002:

      J. MACK ROBINSON, age 78, has been the Company's President and Chief Executive Officer since 1996. Mr. Robinson has served as Chairman of the Board of Bull Run Corporation, a principal stockholder of the Company, since 1994, Chairman of the Board and President of Delta Life Insurance Company and Delta Fire and Casualty Insurance Company since 1958, President of Atlantic American Corporation, an insurance holding company, from 1988 until 1995 and Chairman of the Board of Atlantic American Corporation since 1974. Mr. Robinson serves as a director of the following companies: Bankers Fidelity Life Insurance Company, American Independent Life Insurance Company, Georgia Casualty & Surety Company, American Southern Insurance Company and American Safety Insurance Company. He is a director emeritus of Wachovia Corporation. He is the Chairman of the Executive Committee and a member of the Management Personnel Committee of the Company's Board of Directors. Mr. Robinson is the husband of Mrs. Harriett J. Robinson and the father-in-law of Mr. Hilton H. Howell, Jr., both members of the Company's Board of Directors.

      ROBERT S. PRATHER, JR., age 57, has been Executive Vice President-Acquisitions of the Company since 1996. He has served as President and Chief Executive Officer and a director of Bull Run Corporation, a principal stockholder of the Company, since 1992. He serves as a director of Swiss Army Brands, Inc. and The Morgan Group, Inc. and serves on the Board of Trustees of the Georgia World Congress Center Authority. He is a member of the Executive Committee and Management Personnel Committee of the Company's Board of Directors.

      HILTON H. HOWELL, JR., age 40, has been the Company's Executive Vice President since September 2000. He has served as President and Chief Executive Officer of Atlantic American Corporation, an insurance holding company, since 1995 and Executive Vice President from 1992 to 1995. He has been Executive Vice President and General Counsel of Delta Life Insurance Company and Delta Fire and Casualty Insurance Company since 1991, and Vice Chairman of Bankers Fidelity Life Insurance Company and Georgia Casualty & Surety Company since 1992. He has been a director, Vice President and Secretary of Bull Run Corporation, a principal stockholder of the Company, since 1994. Mr. Howell also serves as a director of the following companies: Atlantic American Corporation, Bankers Fidelity

Life Insurance Company, Delta Life Insurance Company, Delta Fire and Casualty Insurance Company, Georgia Casualty & Surety Company, American Southern Insurance Company, American Safety Insurance Company, Association Casualty Insurance Company and Association Risk Management General Agency. He is the son-in-law of J. Mack Robinson and Harriett J. Robinson, both members of the Company's Board of Directors.

      ROBERT A. BEIZER, age 62, has served as Vice President for Law and Development and Secretary of the Company since 1996. From June 1994 to February 1996 he was of counsel to Venable, Baetjer, Howard & Civiletti, a law firm, in its regulatory and legislative practice group. From 1990 to 1994, Mr. Beizer was a partner in the law firm of Sidley & Austin and was head of their communications practice group in Washington, D.C. He is a past president of the Federal Communications Bar Association and has served as a member of the ABA House of Delegates.

      JAMES C. RYAN, age 41, has served as the Company's Vice President and Chief Financial Officer since October 1998. He was the Chief Financial Officer of Busse Broadcasting Corporation from 1987 until its acquisition by the Company in 1998.

      THOMAS J. STULTZ, age 50, has served as Vice President of the Company and President of the Company's Publishing Division since 1996. Prior to joining the Company, he served as Vice President of Multimedia Newspaper Company, a division of Multimedia, Inc. from 1988 to 1995. Mr. Stultz has approximately 32 years of experience in the newspaper industry.

      RICH D. ADAMS, age 54, assumed the positions of the Company's Regional Vice President-Texas and General Manager of KWTX-TV, Waco, Texas, in January 2002. He replaced Mr. Ray Deaver who retired from these positions on December 31, 2001. Prior to his appointment in January 2002 to these positions, Mr. Adams, served as General Manager of KXII-TV, the Company's Sherman, Texas station, since 1980. The Company acquired KXII and KWTX in October 1999. Mr. Adams has approximately 31 years of experience in the broadcast industry.

      FRANK J. JONAS, age 55, has served as the Company's Regional Vice President-Midwest since June 2000. He has served as the President and General Manager of KOLN/KGIN-TV, Lincoln and Grand Island, Nebraska, since 1985. The Company acquired KOLN/KGIN-TV in 1998. Mr. Jonas has approximately 29 years of experience in the broadcast industry.

      WAYNE M. MARTIN, age 55, has served as the Company's Regional Vice President-Television since 1998. In 1998, he was also appointed President of WVLT-TV, the Company's subsidiary in Knoxville, Tennessee. Since 1993, Mr. Martin has served as President of the Company's subsidiary, Gray Kentucky Television, Inc., which operates WKYT-TV, in Lexington, Kentucky and WYMT-TV, in Hazard, Kentucky. Mr. Martin has approximately 16 years of experience in the broadcast industry.

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

                                                CLASS A COMMON STOCK                      CLASS B COMMON STOCK
                                          -----------------------------------        --------------------------------
                                                                      CASH                                    CASH
                                                                    DIVIDENDS                               DIVIDENDS
                                                                     DECLARED                                DECLARED
                                           HIGH          LOW        PER SHARE        HIGH         LOW       PER SHARE
                                          ------       ------       ---------       ------       ------     ---------
2001
    First Quarter                         $19.04       $15.63         $0.02         $17.65       $14.50       $0.02
    Second Quarter                         19.05        15.27          0.02          16.40        14.20        0.02
    Third Quarter                          18.79        15.20          0.02          15.45        13.10        0.02
    Fourth Quarter                         15.20        12.20          0.02          13.23         9.60        0.02

2000
    First Quarter                         $18.13       $11.75         $0.02         $13.69       $10.75       $0.02
    Second Quarter                         12.38         9.75          0.02          11.75         9.50        0.02
    Third Quarter                          11.50         9.94          0.02          11.13         9.50        0.02
    Fourth Quarter                         16.25        11.00          0.02          15.50        10.38        0.02

      As of March 15, 2002, the Company had 6,848,467 outstanding shares of Class A Common Stock held by approximately 674 stockholders and 8,803,810 outstanding shares of Class B Common Stock held by approximately 744 stockholders. The number of stockholders includes stockholders of record and individual participants in security position listings as furnished to the Company pursuant to Rule 17Ad-8 under the Exchange Act.

      The Company has paid a dividend on its Class A Common Stock since 1967 and its Class B Common Stock since its initial offering in 1996. The Company's Articles of Incorporation provide that each share of Class A Common Stock is entitled to 10 votes and each share of Class B Common Stock is entitled to one vote. The Articles of Incorporation require that the Class A Common Stock and the Class B Common Stock receive dividends on a pari passu basis. There can be no assurance of the Company's ability to continue to pay any dividends on either class of Common Stock.

      The Senior Credit Facility and the Company's 9 1/4% Notes due 2011 each contain covenants that restrict the ability of the Company to pay dividends on its capital stock. However, the Company does not believe that such covenants currently limit its ability to pay dividends at the recent quarterly rate of $0.02 per share. In addition to the foregoing, the declaration and payment of dividends on the Class A Common Stock and the Class B Common Stock are subject to the discretion of the Board of Directors. Any future payments of dividends will depend on the earnings and financial position of the Company and such other factors as the Board of Directors deems relevant.

ITEM 6. SELECTED FINANCIAL DATA

      Set forth below is certain selected historical consolidated financial data of the Company. This information should be read in conjunction with the Company's audited consolidated financial statements and related notes thereto appearing elsewhere herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                                YEAR ENDED DECEMBER 31,
                                                          -------------------------------------------------------------------
                                                            2001            2000          1999(1)       1998(2)       1997(3)
                                                          ---------      ---------      ---------      --------     ---------
                                                                        (IN THOUSANDS EXCEPT PER SHARE DATA)
STATEMENTS OF OPERATIONS DATA
Revenues                                                  $ 156,343      $ 171,213      $ 143,953      $128,890     $ 103,548
Operating income(4)                                          17,880         31,098         22,060        24,927        20,730
Net income (loss)                                           (13,318)        (6,212)        (6,315)       41,659        (1,402)

Net income (loss) available to common stockholders          (13,934)        (9,384)        (7,325)       36,981        (2,812)
Net income (loss) available to common stockholders per
    common share(5):
          Basic                                               (0.89)         (0.61)         (0.57)         3.10         (0.24)
          Diluted                                             (0.89)         (0.61)         (0.57)         2.98         (0.24)
Cash dividends per common share(5)                        $    0.08      $    0.08      $    0.08      $   0.06     $    0.05

BALANCE SHEET DATA (AT END OF PERIOD):
Total assets                                              $ 794,337      $ 636,772      $ 658,157      $468,974     $ 345,051
Long-term debt(including current portion)                   551,444        374,887        381,702       270,655       227,076
Total stockholders' equity                                  142,196      $ 155,961      $ 168,188      $126,703     $  92,295

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

(4) Operating income excludes gain on disposition of television stations of $72.6 million recognized for the exchange of WALB in 1998. Operating income also excludes charges relating to valuation adjustments of goodwill and other assets of $2.1 million for the year ended December 31, 1998.

(5) On August 20, 1998, the Company's Board of Directors declared a 50% stock dividend, payable on September 30, 1998, to stockholders of record of the Class A Common Stock and Class B Common Stock on September 16, 1998. This stock dividend effected a three for two stock split. All applicable share and per share data have been adjusted to give effect to the stock split.

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

      As discussed below, the Company has acquired several television stations, a newspaper and an equity investment in Sarkes Tarzian, Inc. ("Tarzian") since January 1, 1999. The Company's acquisitions have been accounted for under the purchase method of accounting. Under the purchase method of accounting, the results of operations of the acquired businesses are included in the accompanying consolidated financial statements as of their respective acquisition dates. The assets and liabilities of acquired businesses are included based on an allocation of the purchase price. The equity investment in Tarzian is accounted for under the cost method of accounting.

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

      On March 1, 1999, the Company acquired substantially all of the assets of The Goshen News from News Printing Company, Inc. and affiliates thereof, (the "Goshen Acquisition").

      See Note B of the Notes to the Company's audited consolidated financial statements included elsewhere herein for more information concerning its Texas Acquisitions, its Goshen Acquisition and its equity investment in Tarzian.

General

      The Company derives its revenues from its television broadcasting, publishing and paging operations. The operating revenues of the Company's television stations are derived from broadcast advertising revenues and, to a much lesser extent, from compensation paid by the networks to the stations for broadcasting network programming. The operating revenues of the Company's publishing operations are derived from advertising, circulation and classified revenue. Paging revenue is derived primarily from the leasing and sale of pagers. Certain information concerning the relative contributions of the Company's television broadcasting, publishing and paging operations is provided in Note I of the Notes to the Company's audited consolidated financial statements included elsewhere herein.

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

      Most broadcast advertising contracts are short-term, and generally run only for a few weeks. Approximately 59% of the gross revenues of the Company's television stations for the year ended December 31, 2001, were generated from local advertising, which is sold primarily by a station's sales staff directly to local accounts, and the remainder represented primarily by national advertising, which is sold by a station's national advertising sales representative. The stations generally pay commissions to advertising agencies on local, regional and national advertising and the stations also pay commissions to the national sales representative on national advertising.

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

Broadcasting, Publishing and Paging Revenues

      Set forth below are the principal types of broadcasting, publishing and paging revenues earned by the Company's broadcasting, publishing and paging operations for the periods indicated and the percentage contribution of each of the Company's total broadcasting, publishing and paging revenues, respectively (dollars in thousands):

                                                               YEAR ENDED DECEMBER 31,
                                        ---------------------------------------------------------------------
                                                2001                     2000                      1999
                                        -------------------      -------------------      -------------------
                                         AMOUNT         %         AMOUNT         %        AMOUNT          %
                                        --------      -----      --------      -----      --------      -----
BROADCASTING
Net Revenues:
    Local                               $ 63,012       40.3%     $ 65,152       38.1%     $ 57,078       39.7%
    National                              31,164       19.9%       31,043       18.1%       26,742       18.6%
    Network compensation                   6,902        4.4%        8,311        4.9%        6,480        4.5%
    Political                                287        0.2%        9,021        5.3%          622        0.4%
    Production and other                   5,065        3.3%        7,113        4.1%        6,093        4.2%
                                        --------      -----      --------      -----      --------      -----
                                        $106,430       68.1%     $120,640       70.5%     $ 97,015       67.4%
                                        ========      =====      ========      =====      ========      =====
PUBLISHING
Revenues:
    Retail                              $ 20,132       12.9%     $ 19,569       11.4%     $ 17,760       12.3%
    Classifieds                           12,396        7.9%       13,031        7.6%       12,039        8.4%
    Circulation                            7,730        4.9%        7,659        4.5%        6,791        4.7%
    Other                                    931        0.6%        1,240        0.7%        1,218        0.9%
                                        --------      -----      --------      -----      --------      -----
                                        $ 41,189       26.3%     $ 41,499       24.2%     $ 37,808       26.3%
                                        ========      =====      ========      =====      ========      =====
PAGING
Revenues:
    Paging lease, sales and service     $  8,724        5.6%     $  9,074        5.3%     $  9,130        6.3%
                                        ========      =====      ========      =====      ========      =====
TOTAL                                   $156,343      100.0%     $171,213      100.0%     $143,953      100.0%
                                        ========      =====      ========      =====      ========      =====

YEAR ENDED DECEMBER 31, 2001 TO YEAR ENDED DECEMBER 31, 2000

      Revenues. Total revenues for the year ended December 31, 2001 decreased $14.9 million, or 8.7%, over the prior year, to $156.3 million from $171.2 million. The operating results for the year ended December 31, 2001 when compared to the year ended December 31, 2000 reflect a general economic slowdown, the cyclical decline in broadcast political revenue and the economic effects of the September 11, 2001 terrorist acts on the Company's broadcast revenues, as discussed below. The majority of the revenue decline occurred in the Company's broadcast operations.

      Broadcasting revenues decreased $14.2 million, or 11.8%, over the prior year, to $106.4 million from $120.6 million. The decline in broadcast revenues reflects, in part, the cyclical decline in political revenue. For the year 2001, the Company had revenues from political advertising of only $287,000 compared to $9.0 million for the year ended 2000. The decline in broadcast revenues also reflected a generally soft advertising market at each of the Company's television stations during 2001. For the year ended 2001 compared to 2000, local sales revenues declined 3.3%, or $2.1 million, to $63.0 million from $65.1 million. National revenues increased 0.4%, or $121,000 to $31.2 million from $31.0 million for the year ended 2001 compared to the year ended 2000. The Company believes that its share of the television advertising expenditures earned in each of its markets remained relatively consistent between the years ended 2001 and 2000. In addition, the Company estimates its Broadcast revenue loss attributable to the multi-day continuous commercial free coverage of the September 11, 2001 terrorist acts and the cancellation of certain broadcasting advertising contracts resulting from the attacks totaled $1.0 million. The revenue losses resulting from the terrorist attacks were isolated to the third quarter of 2001. Furthermore, network compensation declined approximately $1.4 million for the year ended December 31, 2001 compared to the year ended December 31, 2000, primarily reflecting the terms of the renewed CBS affiliation agreements for the Company's three stations in Texas.

      Publishing revenues decreased $310,000, or 0.7%, over the same period of the prior year, to $41.2 million from $41.5 million. Revenue declines were recorded at all of the Company's newspapers except The Gwinnett Daily Post, located in eastern suburban Atlanta. Revenues for that paper increased approximately 5.4%. The overall Publishing segment's decline in revenues reflected a relatively soft advertising market in each paper's local service area. Aggregate classified advertising revenues decreased 4.9% while aggregate retail advertising increased 2.9% and aggregate circulation revenues increased 0.9%. The increase in retail advertising reflects the continuing growth of both The Gwinnett Daily Post, which recorded a 11.1% increase and the Rockdale Citizen which recorded a 9.9% increase for the year ended 2001 as compared to the same period of 2000.

      Paging revenue decreased $350,000, or 3.8%, over the same period of the prior year, to $8.7 million from $9.1 million. The decline reflected, in part, increasing competition for subscribers from alternate service providers including cellular phone providers. The Company had approximately 75,000 pagers and 90,000 pagers in service at December 31, 2001 and 2000, respectively.

      Operating expenses. Operating expenses for the year ended December 31, 2001 decreased $1.7 million, or 1.2%, over the prior year, to $138.5 million from $140.1 million. The decrease resulted primarily from the Company's focus on cost control in the current year.

      Broadcasting expenses decreased $1.5 million or 2.3%, over the year ended December 31, 2001, to $66.2 million from $67.8 million. This focus on cost control generated decreases in broadcast payroll expense of $833,000 and decreased other broadcast expense of $941,000.

      Publishing expenses for the year ended December 31, 2001 increased $507,000, or 1.6%, from the same period of the prior year, to $31.9 million from $31.4 million. The increase was primarily attributable to increased newsprint costs approximating $500,000 for the year ended 2001 as compared to the year ended 2000.

      Paging expenses decreased $259,000, or 4.2%, over the same period of the prior year, to $5.9 million from $6.1 million. The decrease in paging expenses reflected an expense reduction plan instituted by the Company in the prior year.

      Corporate and administrative expenses remained consistant with that of the prior year at $3.6 million.

      Depreciation of property and equipment and amortization of intangible assets was $30.8 million for the year ended December 31, 2001, as compared to $31.2 million for the prior year, a decrease of $383,000, or 1.2%.

      Depreciation in value of derivatives, net. On January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and for Hedging Activities," as amended ("SFAS 133"). Under SFAS 133, the Company is required to record its interest rate swap agreement at market value. It also requires the Company to record any changes in market value of the interest rate swap agreement after January 1, 2001 as income or expense in its statement of operations. As a result of the general decrease in market interest rates during the year ended December 31, 2001, the Company recognized a non-cash derivative valuation expense of $1.6 million.

      Miscellaneous income (expense), net. Miscellaneous income decreased $587,000, or 75.2%, to $194,000 for the year ended December 31, 2001 from $781,000 for the year ended December 31, 2000. The change in miscellaneous income (expense) was due primarily to the gain of $522,000 recognized upon the sale of a real estate investment in December 2000.

      Interest expense. Interest expense decreased $4.2 million, or 10.4%, to $35.8 million for the year ended December 31, 2001 from $40.0 million for the year ended December 31, 2000. The decrease was due primarily to lower interest rates.

      Income tax expense (benefit). Income tax benefit for the year ended December 31, 2001 and 2000 was $6.0 million and $1.9 million, respectively. The increase in the current year income tax benefit was due to an increased loss before income tax as well as a higher effective income tax rate in 2001 as compared to 2000. The higher effective income tax rate was due primarily to the differences in the amount of losses and the state income tax rates in the states in which those losses were generated.

      Preferred Dividends. Preferred Dividends decreased $396,000, or 39.1%, to $616,000 for the year ended December 31, 2001 from $1.0 million for the year ended December 31, 2000. The decrease was due to fewer weighted average shares outstanding in 2000 as compared to 2001. The Company redeemed a portion of its preferred stock in 2000.

      Non-cash preferred dividends associated with the redemption of preferred stock. Non-cash preferred dividends associated with the redemption of preferred stock was $2.2 million for the year ended December 31, 2000. The dividend was recorded in association with a partial redemption of preferred stock in 2000. No such redemption occurred in 2001.

      Net loss available to common stockholders. Net loss available to common stockholders of the Company for the year ended December 31, 2001 and 2000 was $13.9 million and $9.4 million, respectively.

YEAR ENDED DECEMBER 31, 2000 TO YEAR ENDED DECEMBER 31, 1999

      Revenues. Total revenues for the year ended December 31, 2000 increased $27.2 million, or 18.9%, over the prior year, to $171.2 million from $144.0 million. This increase was primarily attributable to the effect of (i) increased revenues resulting from the acquisition of three television stations in Texas (the "Texas Stations") and The Goshen News, (ii) increased political broadcast revenue and (iii) increased publishing revenues from existing publishing operations. The current year results include 12 months of operations for the Texas Stations and The Goshen News as compared to three months and ten months, respectively, in the prior year.

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

      Interest expense. Interest expense increased $9.0 million, or 28.8%, to $40.0 million for the year ended December 31, 2000 from $31.0 million for the year ended December 31, 1999. This increase was attributable primarily to increased levels of debt resulting from the financing of the Texas Acquisitions and the Goshen Acquisition in 1999 and higher interest rates.

      Income tax expense (benefit). Income tax benefit for the year ended December 31, 2000 and 1999 was $1.9 million and $2.3 million, respectively.

      Net loss available to common stockholders. Net loss available to common stockholders of the Company for the year ended December 31, 2000 and 1999 was $9.4 million and $7.3 million, respectively.

GUIDANCE ON THE FULL YEAR OF 2002

      The Company currently believes that the general economic conditions including the general decrease in advertising expenditures experienced during 2001 will gradually improve during 2002. Accordingly, the Company currently anticipates that broadcast local and national revenue, excluding political revenue, and publishing revenues will demonstrate modest low to mid single digit percentage increases over 2001 results throughout 2002. In addition, 2002 is a political election year and the Company expects its broadcast operations to benefit from the cyclical return of political advertising. The Company notes that in both 1998 and 2000 its television stations recorded approximately $9 million of political revenue in each year.

      Revenue generation, especially in light of current general economic conditions, is subject to many factors beyond the control of the Company. Accordingly, the Company's ability to forecast future revenue, within the current economic environment, is limited and actual results may vary substantially from current expectations.

      At present, the Company anticipates that total operating expenses, excluding depreciation and amortization, for each of the Company's operating segments for the full year 2002, will be approximately equal to 2001 results. These generally favorable operating expense expectations reflect the Company's on-going expense reduction efforts at all of its operating locations.

      Assuming variable interest rates remain at relatively low levels through out 2002, the Company currently expects that its interest expense for the full year of 2002 will be at least $2.0 million less than the comparable amounts for the full year of 2001.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's net working capital was $18.3 million and $13.2 million at December 31, 2001, and 2000, respectively. The Company's cash provided from operations was $20.5 million, $22.8 million and $20.8 million in 2001, 2000 and 1999, respectively. Management believes that current cash balances, cash flows from operations and available funds under its Senior Credit Facility will be adequate to provide for the Company's capital expenditures, debt service, cash dividends and working capital requirements.

      The Company amended and restated its Senior Credit Facility on September 25, 2001. The revised facility provides the Company with a $200 million term facility and a $50 million reducing revolving credit facility. In addition, the agreement provides the Company with the ability to access up to $100 million of incremental senior secured term loans upon the consent of the lenders. The Company may request this incremental senior secured term loan on any business day on or before December 31, 2003. Prior to the amendment on September 25, 2001, the Senior Credit Facility consisted of a $100.0 million revolving commitment and two $100.0 million term loan commitments.

      Proceeds from the amended and restated facility were used to refinance existing senior secured indebtedness, transaction fees and for other general corporate purposes. The Company incurred $2.6 million in lender fees and other costs to amend and restate the facility.

      Under the amended revolving and term facilities, the Company, at its option, can borrow funds at an interest rate equal to the London Interbank Offered Rate ("LIBOR") plus a margin or at the lenders' base rate plus a margin. The base rate will generally be equal to the lenders' prime rate. Interest rates under the amended revolving facility are base rate plus a margin ranging from 0.25% to 1.75% or LIBOR plus a margin ranging from 1.5% to 3.0%. Interest rates under the amended term facility are base plus a margin ranging from 1.75% to 2.0% or LIBOR plus a margin ranging from 3.0% to 3.25%. The applicable margin payable by the Company will be determined by the Company's operating leverage ratio that is calculated quarterly.

      At December 31, 2001, the Company had approximately $217.5 million outstanding under the Senior Credit Facility with approximately $32.5 million available under the agreement. Also as of December 31, 2001, interest rates were at a rate of base plus 1.75% and/or LIBOR plus 3.0% for funds borrowed under the revolving facility. For funds borrowed under the term facility, interest was at base plus 2.0% and/or LIBOR plus 3.25%. The effective interest rate on the Senior Credit Facility at December 31, 2001 and 2000 was 5.8% and 9.7%, respectively. The Company is charged a commitment fee on the excess of the aggregate average daily available credit limit less the amount outstanding. At December 31, 2001, the commitment fee was 0.50% per annum.

      The lenders' commitments for the revolving facility will reduce quarterly, as specified in the credit agreement, beginning March 31, 2004 and final repayment of any outstanding amounts under the revolving facility is due December 31, 2008. The term facility commences amortization in quarterly installments of $500,000 beginning March 31, 2003 through December 31, 2008 with the remaining outstanding balance payable in three equal quarterly installments beginning March 31, 2009. The final maturity date for any outstanding amounts under the term facility is September 30, 2009.

      On December 21, 2001, the Company completed its sale of $180 million aggregate principal amount of Senior Subordinated Notes due 2011 (the "9 1/4% Notes"). The net proceeds from the sale of the 9 1/4% Notes were approximately $173.6 million. The 9 1/4% Notes have a coupon of 9 1/4% and was priced at a discount to yield 9.375%. Interest on the 9 1/4% Notes is payable semi-annually on December 15 and June 15, commencing June 15, 2002. The 9 1/4% Notes mature on December 15, 2011 and are redeemable, in whole or in part, at the Company's option after December 15, 2006.

      The amended and restated senior credit facilities are collateralized by substantially all of the assets, excluding real estate, of the Company and its subsidiaries. In addition, the Company's subsidiaries are joint and several guarantors of the obligations and the Company's ownership interests in its subsidiaries are pledged to collateralize the obligations. The agreement contains certain restrictive provisions which include but are not limited to, requiring the Company to maintain certain financial ratios and limits upon the Company's ability to incur additional indebtedness, make certain acquisitions or investments, sell assets or make other restricted payments, including dividends, (all as are defined in the loan agreement). The 9 1/4% Notes also contain similar restrictive provisions limiting the Company's ability to, among other things incur additional indebtedness make certain acquisitions or investments, sell assets or make certain restricted payments that include but are not limited to purchases or redemptions of the Company's capital stock. Failure to comply with any of these restrictions may cause an event of default under the respective agreements and if not waived by the lenders could cause the acceleration of the Company's indebtedness.

      In October of 2001, the Company purchased $4.8 million of its existing 10 5/8% Senior Subordinated Notes due 2006 (the "10 5/8% Notes"). On December 21, 2001, Gray instructed the trustee for the 10 5/8% Notes to commence the redemption, in full, of the remaining 10 5/8% Notes outstanding. Gray deposited cash of approximately $168.6 million with the 10 5/8% Notes' trustee, to redeem the aggregate principal amount of the 10 5/8% Notes outstanding of $155.2 million and to fund associated premium costs of $8.2 million, accrued interest of $3.7 million and certain other related expenses of $1.5 million. This cash was funded from the net proceeds of the 9 1/4% Notes and is included in consolidated balance sheet at December 31, 2001 as "restricted cash for redemption of long-term debt". The redemption was completed on January 22, 2002 and all obligations associated with the 10 5/8% Notes as well as the rights associated with the restricted cash were extinguished on that date. The Company recorded an extraordinary charge of approximately 11.3 million ($6.8 million after income tax) in January 2002 in connection with this early extinguishment of debt.

      The 9 1/4% Notes are jointly and severally guaranteed (the "Subsidiary Guarantees") by all of the Company's subsidiaries (the "Subsidiary Guarantors"). The obligations of the Subsidiary Guarantors under the Subsidiary Guarantees is subordinated, to the same extent as the obligations of the Company in respect of the 9 1/4% Notes, to the prior payment in full of all existing and future senior debt of the Subsidiary Guarantors (which will include any guarantee issued by such Subsidiary Guarantors of any senior debt).

      The Company's net cash used in investing activities was $189.8 million, $8.3 million and $126.8 million in 2001, 2000 and 1999, respectively. Cash used in investing activities in 2001 included the prefunding of the $168.6 of restricted cash for redemption of long-term debt, the purchase of the investment in Sarkes Tarzian, Inc. and the purchase of equipment. Cash used in investing activities in 2000 resulted primarily from equipment purchases. Cash used in investing activities in 1999 resulted primarily from the acquisition of television and newspaper businesses.

      The Company provided $167.7 million in financing activities in 2001, used $14.1 million in cash financing activities in 2000 and provided $105.8 million in cash by financing activities in 1999, respectively. In 2001, cash was provided primarily from the issuance of the 9 1/4% Notes. In 2000, cash used in financing activities resulted primarily from a net long-term debt payment of $6.8 million, dividend payments of $2.1 million and a preferred stock redemption of $5.0 million. In 1999, the net cash provided by financing activities resulted primarily from borrowing under the Senior Credit Facility to finance the Texas Acquisitions and the Goshen Acquisition.

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

      The Company regularly enters into program contracts for the right to broadcast television programs produced by others and program commitments for the right to broadcast programs in the future. Such programming commitments are generally made to replace expiring or canceled program rights. Payments under such contracts are made in cash or the concession of advertising spots for the program provider to resell, or a combination of both. At December 31, 2001, payments on program license liabilities due in 2002, which will be paid with cash from operations, were approximately $6.2 million. The Company paid $5.4 million for program broadcast rights in 2001.

      During 2001, the Company completed the installation of digital television broadcast systems at its Waco, Texas and Eau Claire, Wisconsin television stations. The Company has commenced installation of similar systems at several of its other television stations. The Company currently intends to have all such required installations completed as soon as practicable and currently expects all stations to be operational by the end of 2002 but can give no assurance that such timetable will be achieved. Currently the Federal Communications Commission (the "FCC") requires that all stations be operational by May of 2002. As necessary, the Company has requested the FCC to extend such deadline for certain of its stations. Such extension requests are currently anticipated to be for relatively short time periods of up to six months to allow for the completion of the installation of the digital television broadcast equipment. Given the Company's good faith efforts to comply with the existing deadline and the facts specific to each extension request, the Company believes the FCC will grant any deadline extension requests that become necessary.

      The estimated total multi-year (1999 through 2002) capital expenditures required to implement initial digital television broadcast systems will approximate $31.4 million which includes a capital lease with an initial capitalization cost of approximately $2.5 million for tower facilities at WVLT-TV, the Company's station in Knoxville, TN. As of December 31, 2001, the Company has incurred $10.6 million of such costs and of this amount $8.6 million was incurred in 2001. The remaining $20.8 million of expenditures is expected to be incurred at various times throughout 2002 as the Company completes construction of its digital television broadcast systems. The remaining cash payments relating to such expenditures are expected to occur at various dates throughout 2002 and 2003.

      In October 2001, the Company received a notice of deficiency from the IRS associated with its audit of the Company's 1996 federal income tax return. The IRS alleges in the notice that the Company owes approximately $12.1 million of tax plus interest and penalties stemming from certain acquisition related transactions, which occurred in 1996. Additionally, if the IRS were successful in its claims, the Company would be required to account for these acquisition transactions as stock purchases instead of asset purchases which would significantly lower the tax basis in the assets acquired. The Company believes the IRS claims are without merit and on January 18, 2002 filed a petition to contest the matter in United States Tax Court. The Company cannot predict when the tax court will conclude its ruling on this matter.

      The Company and its subsidiaries file a consolidated federal income tax return and such state or local tax returns as are required. As of December 31, 2001, the Company anticipates, for federal and certain state income taxes, that it will generate taxable operating losses for the foreseeable future.

ACQUISITION OF EQUITY INVESTMENT IN SARKES TARZIAN, INC.

      On December 3, 2001, the Company exercised its option to acquire 301,119 shares of the outstanding common stock of Tarzian from Bull Run. Bull Run had purchased these same shares from U.S. Trust Company of Florida Savings Bank as Personal Representative of the Estate of Mary Tarzian (the "Estate") in January 1999.

      The acquired shares of Tarzian represent 33.5% of the total outstanding common stock of Tarzian (both in terms of the number of shares of common stock outstanding and in terms of voting rights), but such investment represents 73% of the equity of Tarzian for purposes of dividends if paid as well as distributions in the event of any liquidation, dissolution or other sale of Tarzian.

      Tarzian is a closely held private company that owns and operates two television stations and four radio stations: WRCB-TV Channel 3 in Chattanooga, Tennessee, an NBC affiliate; KTVN-TV Channel 2 in Reno, Nevada, a CBS affiliate; WGCL-AM and WTTS-FM in Bloomington, Indiana; and WAJI-FM and WLDE-FM in Fort Wayne, Indiana. The Chattanooga and Reno markets are the 86th and the 110th largest television markets ("DMA's") in the United States, respectively, as ranked by the A.C. Nielsen Company.

      Gray paid $10 million to Bull Run to complete the acquisition of the 301,119 shares of Tarzian. The Company has previously capitalized and paid to Bull Run $3.2 million of costs associated with the Company's option to acquire these shares. This acquisition has been accounted for under the cost method of accounting and reflected as a non-current other asset.

      On February 12, 1999, Tarzian filed a complaint against Bull Run and the Estate in the United States District Court for the Southern District of Indiana. Tarzian claims that it had a binding and enforceable contract to purchase the Tarzian shares from the Estate prior to Bull Run's purchase of the shares, and requests judgment providing that the contract be enforced. On May 3, 1999, the action was dismissed without prejudice against Bull Run, leaving the Estate as the sole defendant. The litigation between the Estate and Tarzian is ongoing and the Company cannot predict when the final resolution of the litigation will occur. The purchase agreement with the Estate provides that if a court of competent jurisdiction awards title to the Tarzian shares to a person or entity other than the purchaser (or its successors or assigns), the purchase agreement will be rescinded and the Estate will be required to pay for the benefit of Gray, as successor in interest, the full $10 million purchase price, plus interest.

COMMITMENTS

      The Company has future minimum annual commitments under bank and other debt agreements, noncancelable operating leases, various television film exhibition rights and for digital television ("DTV") equipment. Future minimum payments under bank and other debt agreements, operating leases with initial or remaining noncancelable lease terms in excess of one year, obligations under film exhibition rights for which the license period had not yet commenced and commitments for DTV equipment that had been ordered but not yet been received are as follows (in thousands):

                               BANK AND OTHER               DTV
          YEAR                DEBT AGREEMENTS            EQUIPMENT           LEASE             FILM             TOTAL
          ----                ---------------            ---------           -----             ----             -----
          2002                     155,262                $ 12,452          $  1,512        $  2,504           $ 171,730
          2003                          68                   3,436               911           4,740               9,155
          2004                          56                      -0-              679           3,688               4,423
          2005                          -0-                     -0-              544           1,857               2,401
          2006                          -0-                     -0-              460             227                 687
       Thereafter                  396,058                      -0-            6,982              -0-            403,040
                                ----------                --------          --------        --------           ---------
                                $  551,444                $ 15,888          $ 11,088        $ 13,016           $ 591,436
                                ==========                ========          ========        ========           =========

      Through a partnership agreement with Host Communications, Inc., a wholly owned subsidiary of Bull Run, the Company has also acquired certain collegiate broadcast rights for sporting events through a five-year marketing agreement that commenced April 1, 2000. The Company's annual obligation will be determined, in part, by the number of events broadcast under the agreement; however, the Company's obligation will not exceed $2.2 million annually.

CERTAIN RELATIONSHIPS

      J. Mack Robinson, President, Chief Executive Officer and a director of Gray, is Chairman of the Board of Bull Run Corporation, our principal stockholder, and a beneficial owner of Bull Run's common stock. Robert S. Prather, Jr., Executive Vice President-Acquisitions and a director of Gray, is President, Chief Executive Officer and a director of Bull Run and a beneficial owner Bull Run's common stock. Hilton H. Howell, Jr., Executive Vice President and a director of Gray, is Vice President, Secretary and a director of Bull Run.

      J. Mack Robinson, President, Chief Executive Officer and a director of Gray and certain of his affiliates are the holders of all of Gray's currently outstanding Series A and Series B preferred stock.

CRITICAL ACCOUNTING POLICIES

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make judgments and estimations that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The Company considers the following accounting policies to be critical policies that require judgments or estimations in their application where variances in those judgments or estimations could make a significant difference to future reported results.

Intangible Assets

      Intangible assets are stated at cost and are amortized using the straight-line method. Goodwill, licenses and network affiliation agreements are amortized over 40 years. Non-compete agreements are amortized over the life of the specific agreement. Intangible assets, net of accumulated amortization, resulting from business acquisitions were $497.3 million and $511.6 million as of December 31, 2001 and 2000, respectively.

      If facts and circumstances indicate that these assets may be impaired, an evaluation of continuing value would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with these assets would be compared to their carrying amount to determine if a write down to fair market value or discounted cash flow value is required.

      In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations", and No. 142,"Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001 and therefore will be implemented by the Company in 2002. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company is required to adopt the new rules effective January 1, 2002. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets. The initial valuation date is January 1, 2002. The Company has not completed these initial valuation tests and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

Income Taxes

      The Company has deferred tax assets related to (a) approximately $68 million in federal operating loss carryforwards which expire during the years 2012 through 2021 and (b) a portion of approximately $125 million of various state operating loss carryforwards. Recoverability of these deferred tax assets requires at least in part, generation of sufficient taxable income prior to expiration of the loss carryforwards. The calculation of the Company's deferred tax assets and deferred tax liabilities are based, in part, upon certain assumptions and estimations by the Company's management.

Accounting for Derivatives

      On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and for Hedging Activities," as amended ("SFAS 133"). SFAS 133 requires all derivatives to be recorded on the balance sheet at fair value and establishes "special accounting" for those that qualify as hedges. Changes in the fair value of derivatives that do not meet the hedged criteria are included in earnings in the same period of the change.

      The Company recognized depreciation in the value of its derivative during the year ended December 31, 2001 and a liability as of December 31, 2001 in the amount of $1.6 million, respectively. This amount is based upon an estimate made by the Company's management after consulting with the bank who is providing the derivative. In future periods, changes to this estimate will not only affect the recorded liability but also the amount of depreciation or appreciation in the value of the derivative recognized.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Based on the Company's floating rate debt outstanding at December 31, 2001, a 100 basis point increase in market interest rates would increase the Company's interest expense and the Company's loss before income taxes for the year by approximately $1.8 million.

      The fair market value of long-term fixed interest rate debt is also subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of the Company's total long-term fixed rate debt at December 31, 2001 was approximately $333.9 million, which was approximately $92,000 more than its carrying value. A hypothetical 100 basis point decrease in the prevailing interest rates at December 31, 2001 would result in an increase in fair value of total long-term debt by approximately $7.5 million. Fair market values are determined from quoted market prices where available or based on estimates made by investment bankers.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                                           PAGE
                                                                                                           ----
Audited Consolidated Financial Statements of Gray Communications Systems, Inc.

Report of Independent Accountants                                                                           44

Report of Independent Auditors                                                                              45

Consolidated Balance Sheets at December 31, 2001 and 2000                                                   46

Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999                  48

Consolidated Statements of Stockholders' Equity for the years ended December 31, 2001, 2000 and 1999        49

Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999                  50

Notes to Consolidated Financial Statements                                                                  51

                        REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Stockholders of
Gray Communications Systems, Inc.

      In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Gray Communications Systems, Inc. and its subsidiaries at December 31, 2001, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.


                           PricewaterhouseCoopers LLP

Atlanta, Georgia
February 4, 2002

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
Gray Communications Systems, Inc.

      We have audited the accompanying consolidated balance sheet of Gray Communications Systems, Inc., as of December 31, 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2000 and December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gray Communications Systems, Inc., at December 31, 2000, and the consolidated results of its operations and its cash flows for the years in the period ended December 31, 2000 and December 31, 1999, in conformity with accounting principles generally accepted in the United States.


                                                     Ernst & Young LLP

Atlanta, Georgia
January 29, 2001

                        GRAY COMMUNICATIONS SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                   DECEMBER 31,
                                                                         --------------------------------
                                                                             2001               2000
                                                                         -------------      -------------
ASSETS
Current assets:
     Cash and cash equivalents                                           $     557,521      $   2,214,838
     Restricted cash for redemption of long-term debt                      168,557,417                 -0-
     Trade accounts receivable, less allowance for doubtful accounts
         of $743,000 and $845,000, respectively                             29,722,141         30,321,372
     Recoverable income taxes                                                  552,177          1,196,408
     Inventories                                                               763,430          1,472,377
     Current portion of program broadcast rights, net                        3,809,238          3,723,988
     Other current assets                                                      742,150            670,718
                                                                         -------------      -------------
Total current assets                                                       204,704,074         39,599,701
                                                                         -------------      -------------

Property and equipment:
     Land                                                                    4,905,121          4,905,121
     Buildings and improvements                                             16,904,976         16,639,424
     Equipment                                                             113,018,560        106,783,692
                                                                         -------------      -------------
                                                                           134,828,657        128,328,237
     Allowance for depreciation                                            (71,412,314)       (55,730,599)
                                                                         -------------      -------------
                                                                            63,416,343         72,597,638

Deferred loan costs, net                                                    14,305,495          8,203,055
Licenses and network affiliation agreements                                424,384,811        436,255,773
Goodwill                                                                    72,025,145         73,978,230
Consulting and noncompete agreements                                           901,216          1,381,545
Other                                                                       14,599,894          4,755,793
                                                                         -------------      -------------
                                                                         $ 794,336,978      $ 636,771,735
                                                                         =============      =============

                        GRAY COMMUNICATIONS SYSTEMS, INC.
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                                                               DECEMBER 31,
                                                                                    --------------------------------
                                                                                         2001              2000
                                                                                    -------------      -------------
LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
     Trade accounts payable (includes $0 and $200,000 payable
         to Bull Run Corporation, respectively)                                     $   7,632,778      $   4,452,911
     Employee compensation and benefits                                                 6,002,892          6,630,078
     Accrued expenses                                                                   1,588,302          1,631,490
     Accrued interest                                                                   7,872,585          6,875,294
     Current portion of program broadcast obligations                                   3,655,881          3,605,960
     Deferred revenue                                                                   2,783,069          3,015,044
     Unrealized loss on derivatives                                                     1,581,000                 -0-
     Current portion of long-term debt                                                155,262,277            200,000
                                                                                    -------------      -------------
Total current liabilities                                                             186,378,784         26,410,777

Long-term debt, less current portion                                                  396,182,025        374,687,052
Program broadcast obligations, less current portion                                       619,320            303,308
Supplemental employee benefits                                                            397,720            525,151
Deferred income taxes                                                                  66,790,563         72,935,799
Other                                                                                   1,772,989          5,948,849
                                                                                    -------------      -------------
                                                                                      652,141,401        480,810,936
                                                                                    -------------      -------------

Commitments and contingencies

Stockholders' equity
     Serial Preferred Stock, no par value; authorized 20,000,000 shares;
        issued and outstanding 861 shares, respectively ($8,605,788
        aggregate liquidation value, respectively)                                      4,636,663          4,636,663
     Class A Common Stock, no par value; authorized 15,000,000
        shares; issued 7,961,574 shares, respectively                                  20,172,959         20,172,959
     Class B Common Stock, no par value; authorized 15,000,000
        shares; issued 8,792,227 and 8,708,820 shares, respectively                   117,634,928        116,486,600
     Retained earnings                                                                  8,089,745         23,273,239
                                                                                    -------------      -------------
                                                                                      150,534,295        164,569,461
    Treasury Stock at cost, Class A Common, 1,113,107 shares, respectively             (8,338,718)        (8,338,718)
    Treasury Stock at cost, Class B Common, -0- and 24,257 shares, respectively                -0-          (269,944)
                                                                                    -------------      -------------
                                                                                      142,195,577        155,960,799
                                                                                    -------------      -------------
                                                                                    $ 794,336,978      $ 636,771,735
                                                                                    =============      =============

See accompanying notes.

                        GRAY COMMUNCIATIONS SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                             YEAR ENDED DECEMBER 31,
                                                                               ---------------------------------------------------
                                                                                    2001              2000                1999
                                                                               -------------      -------------      -------------
Operating revenues:
     Broadcasting (less agency commissions)                                    $ 106,429,524      $ 120,639,853      $  97,014,737
     Publishing                                                                   41,189,183         41,499,521         37,808,328
     Paging                                                                        8,724,743          9,073,629          9,129,702
                                                                               -------------      -------------      -------------
                                                                                 156,343,450        171,213,003        143,952,767
Expenses:
     Broadcasting                                                                 66,232,307         67,770,063         58,660,663
     Publishing                                                                   31,915,101         31,408,235         28,781,501
     Paging                                                                        5,877,010          6,136,157          6,550,529
     Corporate and administrative                                                  3,615,117          3,594,113          3,448,203
     Depreciation                                                                 16,512,198         16,889,172         12,855,449
     Amortization of intangible assets                                            14,312,069         14,317,733         11,595,919
                                                                               -------------      -------------      -------------
                                                                                 138,463,802        140,115,473        121,892,264
                                                                               -------------      -------------      -------------
Operating income                                                                  17,879,648         31,097,530         22,060,503
Depreciation in value of derivatives, net                                         (1,581,000)                -0-                -0-
Miscellaneous income, net                                                            194,131            781,251            335,871
                                                                               -------------      -------------      -------------
                                                                                  16,492,779         31,878,781         22,396,374
Interest expense                                                                  35,782,547         39,957,362         31,021,039
                                                                               -------------      -------------      -------------
                           LOSS BEFORE INCOME TAXES                              (19,289,768)        (8,078,581)        (8,624,665)
Federal and state income tax benefit                                              (5,971,919)        (1,866,767)        (2,309,966)
                                                                               -------------      -------------      -------------
                                           NET LOSS                              (13,317,849)        (6,211,814)        (6,314,699)
Preferred dividends                                                                  616,346          1,012,374          1,010,000
Non-cash preferred  dividends  associated with the redemption of preferred
    stock                                                                                 -0-         2,159,625                 -0-
                                                                               -------------      -------------      -------------
          NET LOSS AVAILABLE TO COMMON STOCKHOLDERS                            $ (13,934,195)     $  (9,383,813)     $  (7,324,699)
                                                                               =============      =============      =============
Weighted average outstanding common shares:
    Basic                                                                         15,605,133         15,496,847         12,837,912
                                                                               =============      =============      =============
    Diluted                                                                       15,605,133         15,496,847         12,837,912
                                                                               =============      =============      =============
Basic and diluted net loss per share available to common stockholders          $       (0.89)     $       (0.61)     $       (0.57)
                                                                               =============      =============      =============

See accompanying notes.

                        GRAY COMMUNICATIONS SYSTEMS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                     CLASS A                     CLASS B
                                                     PREFERRED STOCK               COMMON STOCK                COMMON STOCK
                                                  ----------- ---------        ---------------------       ---------------------
                                                  SHARES         AMOUNT        SHARES         AMOUNT       SHARES         AMOUNT
                                                  ------         ------        ------         ------       ------         ------
Balance at December 31, 1998                        1,350       7,371,250     7,961,574     20,172,959    5,273,046     66,792,385
Net loss                                               -0-             -0-          -0-            -0-          -0-            -0-
Common Stock cash dividends
     ($0.08) per share                                 -0-             -0-          -0-            -0-          -0-            -0-
Preferred Stock dividends                              -0-             -0-          -0-            -0-          -0-            -0-
Issuance of Common Stock:
     401(k) plan                                       -0-             -0-          -0-            -0-          -0-        126,944
     Non-qualified stock plan                          -0-             -0-          -0-            -0-          -0-            -0-
Issuance of Class B Common Stock                       -0-             -0-          -0-            -0-    3,435,774     49,452,053
Purchase of Class B Common Stock                       -0-             -0-          -0-            -0-          -0-            -0-
Income tax benefits relating to stock plans            -0-             -0-          -0-            -0-          -0-          8,100
                                                  -------      ----------     ---------    -----------    ---------   ------------
Balance at December 31, 1999                        1,350       7,371,250     7,961,574     20,172,959    8,708,820    116,379,482
Net loss                                               -0-             -0-          -0-            -0-          -0-            -0-
Common Stock cash dividends
     ($0.08) per share                                 -0-             -0-          -0-            -0-          -0-            -0-
Preferred Stock dividends                              -0-             -0-          -0-            -0-          -0-            -0-
Non-cash preferred dividends associated
   with the redemption of preferred stock              -0-             -0-          -0-            -0-          -0-            -0-
Issuance of Common Stock:
     401(k) plan                                       -0-             -0-          -0-            -0-          -0-         53,071
     Non-qualified stock plan                          -0-             -0-          -0-            -0-          -0-         54,047
Purchase of Class B Common Stock                       -0-             -0-          -0-            -0-          -0-            -0-
Issuance of Series B Preferred Stock                   11         105,788           -0-            -0-          -0-            -0-
Purchase of Series A Preferred Stock                 (500)     (2,840,375)          -0-            -0-          -0-            -0-
                                                  -------      ----------     ---------    -----------    ---------   ------------
Balance at December 31, 2000                          861       4,636,663     7,961,574     20,172,959    8,708,820    116,486,600
Net loss                                               -0-             -0-          -0-            -0-          -0-            -0-
Common Stock cash dividends
     ($0.08) per share                                 -0-             -0-          -0-            -0-          -0-            -0-
Preferred Stock dividends                              -0-             -0-          -0-            -0-          -0-            -0-
Issuance of Common Stock:
     401(k) plan                                       -0-             -0-          -0-            -0-       41,207        585,316
     Non-qualified stock plan                          -0-             -0-          -0-            -0-       42,200        556,891
Income tax benefits relating to stock plans            -0-             -0-          -0-            -0-          -0-          6,121
                                                  -------      ----------     ---------    -----------    ---------   ------------
Balance at December 31, 2001                          861      $4,636,663     7,961,574    $20,172,959    8,792,227   $117,634,928
                                                  =======      ==========     =========    ===========    =========   ============

                                                                        CLASS A                    CLASS B
                                                                     TREASURY STOCK              TREASURY STOCK
                                                  RETAINED        -------------------        --------------------
                                                  EARNINGS        SHARES       AMOUNT        SHARES        AMOUNT          TOTAL
                                                  --------        ------       ------        ------        ------          -----
Balance at December 31, 1998                     42,377,101    (1,129,532)   (8,578,682)    (135,080)    (1,432,143)    126,702,870
Net loss                                         (6,314,699)           -0-           -0-          -0-            -0-     (6,314,699)
Common Stock cash dividends
     ($0.08) per share                           (1,027,322)           -0-           -0-          -0-            -0-     (1,027,322)
Preferred Stock dividends                        (1,010,000)           -0-           -0-          -0-            -0-     (1,010,000)
Issuance of Common Stock:
     401(k) plan                                        -0-            -0-           -0-       44,715        487,039        613,983
     Non-qualified stock plan                       (12,397)         2,250       32,397           -0-            -0-         20,000
Issuance of Class B Common Stock                        -0-            -0-           -0-          -0-            -0-     49,452,053
Purchase of Class B Common Stock                        -0-            -0-           -0-     (20,000)      (257,004)       (257,004)
Income tax benefits relating to stock plans             -0-            -0-           -0-          -0-            -0-          8,100
                                                 ----------    ----------   -----------     --------    -----------    ------------
Balance at December 31, 1999                     34,012,683    (1,127,282)   (8,546,285)    (110,365)    (1,202,108)    168,187,981
Net loss                                         (6,211,814)           -0-           -0-          -0-            -0-     (6,211,814)
Common Stock cash dividends
     ($0.08) per share                           (1,239,921)           -0-           -0-          -0-            -0-     (1,239,921)
Preferred Stock dividends                        (1,012,374)           -0-           -0-          -0-            -0-     (1,012,374)
Non-cash preferred dividends associated
   with the redemption of preferred stock        (2,159,625)           -0-           -0-          -0-            -0-     (2,159,625)
Issuance of Common Stock:
     401(k) plan                                    (34,143)           -0-           -0-       59,969        666,295        685,223
     Non-qualified stock plan                       (81,567)        14,175      207,567        37,500        408,453        588,500
Purchase of Class B Common Stock                        -0-            -0-           -0-     (11,361)      (142,584)       (142,584)
Issuance of Series B Preferred Stock                    -0-            -0-           -0-          -0-            -0-        105,788
Purchase of Series A Preferred Stock                    -0-            -0-           -0-          -0-            -0-     (2,840,375)
                                                 ----------    ----------   -----------     --------    -----------    ------------
Balance at December 31, 2000                     23,273,239    (1,113,107)   (8,338,718)     (24,257)      (269,944)    155,960,799
Net loss                                        (13,317,849)           -0-           -0-          -0-            -0-    (13,317,849)
Common Stock cash dividends
     ($0.08) per share                           (1,249,299)           -0-           -0-          -0-            -0-     (1,249,299)
Preferred Stock dividends                          (616,346)           -0-           -0-          -0-            -0-       (616,346)
Issuance of Common Stock:
     401(k) plan                                        -0-            -0-           -0-        9,257        103,027        688,343
     Non-qualified stock plan                           -0-            -0-           -0-       15,000        166,917        723,808
Income tax benefits relating to stock plans             -0-            -0-           -0-          -0-            -0-          6,121
                                                 ----------    ----------   -----------     --------    -----------    ------------
Balance at December 31, 2001                     $8,089,745    (1,113,107)  $(8,338,718)          -0-   $        -0-   $142,195,577
                                                 ==========    ==========   ===========     ========    ===========    ============

See accompanying notes.

                        GRAY COMMUNCIATIONS SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       YEAR ENDED DECEMBER 31,
                                                          --------------------------------------------------
                                                              2001               2000              1999
                                                          -------------      ------------      -------------
OPERATING ACTIVITIES
     Net loss                                             $ (13,317,849)     $ (6,211,814)     $  (6,314,699)
     Adjustments to reconcile net loss to net cash
        provided by operating activities:
        Depreciation                                         16,512,198        16,889,172         12,855,449
        Amortization of intangible assets                    14,312,069        14,317,733         11,595,919
        Amortization of deferred loan costs                   1,535,747         1,537,047          1,253,277
        Amortization of program broadcast rights              5,518,852         5,306,672          5,340,187
        Payments for program broadcast rights                (5,422,959)       (5,614,129)        (4,953,672)
        Supplemental employee benefits                         (184,427)         (242,662)          (206,372)
        Common Stock contributed to 401(K) Plan                 688,343           685,223            613,983
        Deferred income taxes                                (6,145,236)       (2,454,030)        (2,738,500)
        Depreciation in value of derivatives, net             1,581,000                -0-                -0-
        (Gain) loss on asset sales                              157,159          (391,549)          (114,063)
        Other                                                    98,653                -0-                -0-
       Changes in operating assets and liabilities:
           Trade accounts receivable                            599,231            17,053         (2,865,849)
           Recoverable income taxes                             562,250           856,617           (327,490)
           Inventories                                          708,947          (139,437)           255,897
           Other current assets                                 (71,432)          139,392            106,829
           Trade accounts payable                             3,188,426           185,677          1,734,641
           Employee compensation and benefits                  (627,186)        1,361,105           (260,827)
           Accrued expenses                                      13,808          (921,133)         1,147,105
           Accrued interest                                     997,291        (2,358,615)         3,625,775
           Deferred revenue                                    (231,975)         (197,770)            94,328
                                                          -------------      ------------      -------------
Net cash provided by operating activities                    20,472,910        22,764,552         20,841,918
                                                          -------------      ------------      -------------
INVESTING ACTIVITIES
     Restricted cash for redemption of long-term debt      (168,557,417)               -0-                -0-
     Acquisition of television businesses                            -0-               -0-       (97,079,854)
     Acquisition of investment in television business        (9,751,840)               -0-                -0-
     Acquisition of newspaper business                               -0-               -0-       (16,869,140)
     Purchases of property and equipment                    (11,242,758)       (5,702,494)       (11,711,893)
     Proceeds from asset sales                                  104,582           634,832          1,722,932
     Payments on purchase liabilities                          (443,769)         (592,570)          (900,688)
     Other                                                       76,281        (2,615,431)        (1,941,081)
                                                          -------------      ------------      -------------
Net cash used in investing activities                      (189,814,921)       (8,275,663)      (126,779,724)
                                                          -------------      ------------      -------------

FINANCING ACTIVITIES
     Proceeds from borrowings on long-term debt             239,008,200        49,700,000        164,200,000
     Repayments of borrowings on long-term debt             (62,450,950)      (56,514,890)       (53,153,313)
     Deferred loan costs                                     (7,736,840)          (83,516)        (2,674,431)
     Dividends paid                                          (1,865,645)       (2,146,507)        (2,304,823)
     Income tax benefit relating to stock plans                   6,121                -0-             8,100
     Proceeds from issuance of Common Stock                     723,808           126,000             20,000
     Purchase of Common Stock                                        -0-         (142,584)          (257,004)
     Redemption of Preferred Stock                                   -0-       (5,000,000)                -0-
                                                          -------------      ------------      -------------
Net cash provided by (used in) financing activities         167,684,694       (14,061,497)       105,838,529
                                                          -------------      ------------      -------------
Increase (decrease) in cash and cash equivalents             (1,657,317)          427,392            (99,277)
Cash and cash equivalents at beginning of year                2,214,838         1,787,446          1,886,723
                                                          -------------      ------------      -------------
Cash and cash equivalents at end of year                  $     557,521      $  2,214,838      $   1,787,446
                                                          =============      ============      =============

See accompanying notes.

                        GRAY COMMUNICATIONS SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

      The Company's operations, which are located in thirteen southern, southwestern and midwestern states, include thirteen television stations, four daily newspapers, a wireless messaging and paging business and a transportable satellite uplink business.

Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Revenue Recognition

      The Company recognizes revenue from three industries: broadcasting, publishing and paging. Broadcasting revenue is generated primarily from the sale of television advertising time. Publishing revenue is generated primarily from circulation and advertising revenue. Paging revenue results primarily from the sale of pagers and paging services. Advertising revenue is billed to the customer and recognized when the advertisement is aired or published. Gray bills its customers in advance for newspaper subscriptions and paging services and the related revenues are recognized over the period the service is provided on the straight-line basis. Revenue from the sale of cellular telephones and pagers is recognized at the time of sale.

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

Property and Equipment

      Property and equipment are carried at cost. Depreciation is computed principally by the straight-line method for financial reporting purposes and by accelerated methods for income tax purposes. Buildings, improvements and equipment are generally depreciated over estimated useful lives of approximately 35 years, 10 years and 5 years, respectively.

Deferred Loan Costs

      Loan acquisition costs are amortized over the life of the applicable indebtedness. As of December 31, 2001, the life of the senior bank loan agreement (the "Senior Credit Facility") is 8 years and the life of the 9 1/4 % Senior Subordinated Notes Due 2011 (the "9 1/4% Notes") is 10 years. The final maturity dates of the Senior Credit Facility and the 9 1/4% Notes are September 2009 and December 2011, respectively.

Intangible Assets

      Intangible assets are stated at cost and are amortized using the straight-line method. Goodwill, licenses and network affiliation agreements are amortized over 40 years. Non-compete agreements are amortized over the life of the specific agreement. Accumulated amortization of intangible assets resulting from business acquisitions was $58.9 million and $44.6 million as of December 31, 2001 and 2000, respectively.

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

Accounting for Derivatives

      On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and for Hedging Activities," as amended ("SFAS 133"). The effect as of January 1, 2001, of adopting SFAS 133 was not material and, accordingly, it is not presented as a cumulative effect adjustment. SFAS 133 provides a comprehensive standard for the recognition and measurement of derivatives and hedging activities. SFAS 133 requires all derivatives to be recorded on the balance sheet at fair value and establishes "special accounting" for those that qualify as hedges. Changes in the fair value of derivatives that do not meet the hedged criteria are included in earnings in the same period of the change.

In 1999, the Company entered into an interest rate swap agreement to hedge against fluctuations in interest expense resulting from a portion of its variable rate debt. Due to the terms of the interest rate swap agreement, it does not qualify for hedge accounting under SFAS 133. As a result of the adoption of SFAS 133 and the general decrease in market interest rates during the current year, the Company recognized depreciation in the value of its derivative during the year ended December 31, 2001 of $1,581,000.

Concentration of Credit Risk

      The Company provides print advertising and advertising air-time to national, regional and local advertisers within the geographic areas in which the Company operates. Credit is extended based on an evaluation of the customer's financial condition, and generally advance payment is not required. Credit losses are provided for in the financial statements and consistently have been within management's expectations.

Fair Value of Financial Instruments

      The estimated fair value of the Company's long-term debt at December 31, 2001 and 2000 was $551.5 million and $370.5 million, respectively. Currently, the Company does not anticipate settlement of long-term debt, except for its 10 5/8% Senior Subordinated Notes due 2006, at other than book value. The fair value of other financial instruments classified as current assets or liabilities approximates their carrying value.

Earnings Per Share

      The Company computes earnings per share in accordance with SFAS No. 128, "Earnings Per Share" ("EPS"). The weighted average number of shares used in computing basic and diluted earnings or loss per share was 15,605,133, 15,496,847 and 12,837,912 in the years ended December 31, 2001, 2000 and 1999, respectively. Dilutive securities of 511,882, 140,063 and 356,971 are not included in the calculation of diluted EPS in the years ending December 31, 2001, 2000 and 1999, respectively, because they are antidilutive.

Implementation of New Accounting Principle

      In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations", and No. 142,"Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001 and therefore will be implemented by the Company in 2002. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company is required to adopt the new rules effective January 1, 2002. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets. The initial valuation date is January 1, 2002. The Company has not completed these initial valuation tests and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

B. BUSINESS ACQUISITIONS

Acquisition of Equity Investment in Sarkes Tarzian, Inc.

      On December 3, 2001, the Company exercised its option to acquire 301,119 shares of the outstanding common stock of Sarkes Tarzian, Inc. ("Tarzian") from Bull Run Corporation ("Bull Run"), a principal shareholder of the Company. Bull Run had purchased these same shares from U.S. Trust Company of Florida Savings Bank as Personal Representative of the Estate of Mary Tarzian (the "Estate") in January 1999.

      The acquired shares of Tarzian represent 33.5% of the total outstanding common stock of Tarzian (both in terms of the number of shares of common stock outstanding and in terms of voting rights), but such investment represents 73% of the equity of Tarzian for purposes of dividends if paid as well as distributions in the event of any liquidation, dissolution or other sale of Tarzian.

      Tarzian is a closely held private company that owns and operates two television stations and four radio stations: WRCB-TV Channel 3 in Chattanooga, Tennessee, an NBC affiliate; KTVN-TV Channel 2 in Reno, Nevada, a CBS affiliate; WGCL-AM and WTTS-FM in Bloomington, Indiana; and WAJI-FM and WLDE-FM in Fort Wayne, Indiana. The Chattanooga and Reno markets are the 86th and the 110th largest television markets ("DMA's") in the United States, respectively, as ranked by the A.C. Nielsen Company.

      Gray paid $10 million to Bull Run to complete the acquisition of the 301,119 shares of Tarzian. The Company has previously capitalized and paid to Bull Run $3.2 million of costs associated with the Company's option to acquire these shares. This acquisition has been accounted for under the cost method of accounting and reflected as a non-current other asset.

      On February 12, 1999, Tarzian filed a complaint against Bull Run and the Estate in the United States District Court for the Southern District of Indiana. Tarzian claims that it had a binding and enforceable contract to purchase the Tarzian shares from the Estate prior to Bull Run's purchase of the shares, and requests judgment providing that the contract be enforced. On May 3, 1999, the action was dismissed without prejudice against Bull Run, leaving the Estate as the sole defendant. The litigation between the Estate and Tarzian is ongoing and the Company cannot predict when the final resolution of the litigation will occur. The purchase agreement with the Estate provides that if a court of competent jurisdiction awards title to the Tarzian shares to a person or entity other than the purchaser (or its successors or assigns), the purchase agreement will be rescinded and the Estate will be required to pay for the benefit of Gray, as successor in interest, the full $10 million purchase price, plus interest.

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

      KWTX operates CBS affiliate KWTX-TV located in Waco, Texas and Brazos operates KBTX-TV, a satellite station of KWTX-TV located in Bryan, Texas, each serving the Waco-Temple-Bryan, Texas television market. KXII operates KXII-TV, which is the CBS affiliate serving Sherman, Texas and Ada, Oklahoma. The Texas Acquisitions have been accounted for under the purchase method of accounting. Under the purchase method of accounting, the results of operations of the acquired businesses are included in the accompanying consolidated financial statements as of their respective acquisition dates. The assets and liabilities of acquired businesses are included based on an allocation of the purchase price.

      Aggregate consideration (net of cash acquired) paid in the Company's Class B Common Stock and cash was approximately $146.4 million, which included a base purchase price of $139.0 million, transaction expenses of $2.8 million and certain net working capital adjustments (excluding cash) of $4.6 million. In addition to the amount paid, the Company assumed approximately $600,000 in liabilities in connection with the asset purchase of KXII. The Company funded the acquisitions by issuing 3,435,774 shares of the Company's Class B Common Stock (valued at $49.5 million) to the sellers, borrowing an additional $94.4 million under its Senior Credit Facility and using cash on hand of approximately $2.5 million. Based on the allocation of the purchase price, the excess of the purchase price over the fair value of the net tangible assets was approximately $148.9 million. The Company paid Bull Run a fee of $1.39 million for advisory services performed for the Company in connection with the Texas Acquisitions (excluding a $300,000 advisory fee in connection with the Company's Senior Credit Facility agreement). This fee was paid in full as of the acquisition date and included in the fee portion of the aggregate consideration for the Texas Acquisitions described above.

      On March 1, 1999, the Company acquired substantially all of the assets of The Goshen News from News Printing Company, Inc. and affiliates thereof, for aggregate cash consideration of approximately $16.7 million including a non-compete agreement (the "Goshen Acquisition"). Based on the allocation of the purchase price, the excess of the purchase price over the fair value of the net tangible assets was approximately $14.1 million. The Goshen News is currently an 16,000 circulation newspaper published Monday through Sunday and serves Goshen, Indiana and surrounding areas. The Company paid Bull Run a fee of $167,000 for services rendered in connection with the Goshen Acquisition. The Company financed the acquisition through borrowings under its Senior Credit Facility.

      The Texas Acquisitions and the Goshen Acquisition have been accounted for under the purchase method of accounting. Under the purchase method of accounting, the results of operations of the acquired businesses are included in the accompanying consolidated financial statements as of their respective acquisition dates. The assets and liabilities of acquired businesses are included based on an allocation of the purchase price.

C. LONG-TERM DEBT

      Long-term debt consists of the following (in thousands):

                                                                          DECEMBER 31,
                                                                    ------------------------
                                                                       2001           2000
                                                                    ---------      ---------
      Senior Credit Facility                                        $ 217,500      $ 214,500
      9 1/4% Senior Subordinated Notes due 2011                       180,000             -0-
      10 5/8 % Senior Subordinated Notes due 2006 (retired on
        January 22, 2002)                                             155,200        160,000
      Other                                                               186            387
                                                                    ---------      ---------
                                                                      552,886        374,887
      Less unamortized discount                                        (1,442)           -0-
                                                                    ---------      ---------
                                                                      551,444        374,887
      Less current portion                                           (155,262)          (200)
                                                                    ---------      ---------
                                                                    $ 396,182      $ 374,687
                                                                    =========      =========

      The Company amended and restated its Senior Credit Facility on September 25, 2001. The revised facility provides the Company with a $200 million term facility and a $50 million reducing revolving credit facility. In addition, the agreement provides the Company with the ability to access up to $100 million of incremental senior secured term loans upon the consent of the lenders. The Company may request this incremental senior secured term loan on any business day on or before December 31, 2003. Prior to the amendment on September 25, 2001, the Senior Credit Facility consisted of a $100.0 million revolving commitment and two $100.0 million term loan commitments.

      Proceeds from the amended and restated facility were used to refinance existing senior secured indebtedness, transaction fees and for other general corporate purposes. The Company incurred $2.6 million in lender fees and other costs to amend and restate the facility.

      Under the amended revolving and term facilities, the Company, at its option, can borrow funds at an interest rate equal to the London Interbank Offered Rate ("LIBOR") plus a margin or at the lenders' base rate plus a margin. The base rate will generally be equal to the lenders' prime rate. Interest rates under the amended revolving facility are base rate plus a margin ranging from 0.25% to 1.75% or LIBOR plus a margin ranging from 1.5% to 3.0%. Interest rates under the amended term facility are base plus a margin ranging from 1.75% to 2.0% or LIBOR plus a margin ranging from 3.0% to 3.25%. The applicable margin payable by the Company will be determined by the Company's operating leverage ratio that is calculated quarterly.

      At December 31, 2001, the Company had approximately $217.5 million outstanding under the Senior Credit Facility with approximately $32.5 million available under the agreement. Also as of December 31, 2001, interest rates were at a rate of base plus 1.75% and/or LIBOR plus 3.0% for funds borrowed under the revolving facility. For funds borrowed under the term facility, interest was at base plus 2.0% and/or LIBOR plus 3.25%. The effective interest rate on the Senior Credit Facility at December 31, 2001 and 2000 was 5.8% and 9.7%, respectively. The Company is charged a commitment fee on the excess of the aggregate average daily available credit limit less the amount outstanding. At December 31, 2001, the commitment fee was 0.50% per annum.

      The lenders' commitments for the revolving facility will reduce quarterly, as specified in the credit agreement, beginning March 31, 2004 and final repayment of any outstanding amounts under the revolving facility is due December 31, 2008. The term facility commences amortization in quarterly installments of $500,000 beginning March 31, 2003 through December 31, 2008 with the remaining outstanding balance payable in three equal quarterly installments beginning March 31, 2009. The final maturity date for any outstanding amounts under the term facility is September 30, 2009.

      The amended and restated senior credit facilities are collateralized by substantially all of the assets, excluding real estate, of the Company and its subsidiaries. In addition, the Company's subsidiaries are joint and several guarantors of the obligations and the Company's ownership interests in its subsidiaries are pledged to collateralize the obligations. The agreement contains certain restrictive provisions which include but are not limited to, requiring the Company to maintain certain financial ratios and limits upon the Company's ability to incur additional indebtedness, make certain acquisitions or investments, sell assets or make other restricted payments, including dividends, (all as are defined in the loan agreement). The 9 1/4 % Notes also contain similar restrictive provisions limiting the Company's ability to, among other things incur additional indebtedness make certain acquisitions or investments, sell assets or make certain restricted payments that include but are not limited to purchases or redemptions of the Company's capital stock.

      On December 21, 2001, the Company completed its sale of $180 million aggregate principal amount of Senior Subordinated Notes due 2011 (the "9 1/4% Notes"). The net proceeds from the sale of the 9 1/4% Notes were approximately $173.6 million. The 9 1/4% Notes have a coupon of 9 1/4% and was priced at a discount to yield 9.375 %. Interest on the 9 1/4 % Notes is payable semi-annually on December 15 and June 15, commencing June 15, 2002. The 9 1/4% Notes mature on December 15, 2011 and are redeemable, in whole or in part, at the Company's option after December 15, 2006. If the 9 1/4% Notes are redeemed during the twelve-month period beginning on December 15 of the years indicated below, they will be redeemed at the redemption prices set forth below, plus accrued and unpaid interest to the date fixed for redemption.

                                         PERCENTAGE OF THE PRINCIPAL
                    YEAR                       AMOUNT OUTSTANDING
            --------------------         ---------------------------
            2006                                   104.625%
            2007                                   103.083%
            2008                                   101.542%
            2009 and thereafter                    100.000%

      Under certain circumstances, the Company at its option can redeem all or a portion of the 9 1/4% Notes prior to December 15, 2006. If the 9 1/4% Notes were to be redeemed prior to December 15, 2006, the Company would have to pay the principal amount, accrued but unpaid interest and certain premiums.

      In October of 2001, the Company purchased $4.8 million of its existing 10 5/8% Senior Subordinated Notes due 2006 (the "10 5/8% Notes"). On December 21, 2001, Gray instructed the trustee for the 10 5/8% Notes to commence the redemption, in full, of the remaining 10 5/8% Notes outstanding. Gray deposited cash of approximately $168.6 million with the 10 5/8% Notes' trustee, to redeem the aggregate principal amount of the 10 5/8% Notes outstanding of $155.2 million and to fund associated premium costs of $8.2 million, accrued interest of $3.7 million and certain other related expenses of $1.5 million. This cash was funded from the net proceeds of the 9 1/4% Notes and is included in consolidated balance sheet at December 31, 2001 as "restricted cash for redemption of long-term debt". The redemption was completed on January 22, 2002 and all obligations associated with the 10 5/8% Notes as well as the rights associated with the restricted cash were extinguished on that date. The Company recorded an extraordinary charge of approximately 11.3 million ($6.8 million after income tax) in January 2002 in connection with this early extinguishment of debt.

      The 9 1/4% Notes are jointly and severally guaranteed (the "Subsidiary Guarantees") by all of the Company's subsidiaries (the "Subsidiary Guarantors"). The obligations of the Subsidiary Guarantors under the Subsidiary Guarantees is subordinated, to the same extent as the obligations of the Company in respect of the 9 1/4% Notes, to the prior payment in full of all existing and future senior debt of the Subsidiary Guarantors (which will include any guarantee issued by such Subsidiary Guarantors of any senior debt).

      The Company is a holding company with no material independent assets or operations, other than its investment in its subsidiaries. The aggregate assets, liabilities, earnings and equity of the Subsidiary Guarantors are substantially equivalent to the assets, liabilities, earnings and equity of the Company on a consolidated basis. The Subsidiary Guarantors are, directly or indirectly, wholly owned subsidiaries of the Company and the Subsidiary Guarantees are full, unconditional and joint and several. All of the current and future direct and indirect subsidiaries of the Company are guarantors of the Senior Subordinated Notes. Accordingly, separate financial statements and other disclosures of each of the Subsidiary Guarantors are not presented because the Company has no independent assets or operations, the guarantees are full and unconditional and joint and several and any subsidiaries of the parent company other than the Subsidiary Guarantors are minor. The Senior Credit Facility is collateralized by substantially all of the Company's existing and hereafter acquired assets except real estate.

      The Company entered into an interest rate swap agreement to modify the interest characteristics of a portion of its outstanding debt. The agreement involves the exchange of an amount based on a variable interest rate for an amount based on a fixed interest rate over the life of the agreement without an exchange of the notional amount upon which the payments are based.

      The interest rate swap agreement converts $40.0 million of the Company's floating rate debt under the Senior Credit Facility to a fixed rate basis at a rate of 6.155%. The initial term of the interest rate swap agreement was effective on October 6, 1999 and terminated on October 6, 2001. However, the bank providing the interest rate swap agreement had an option to extend the termination date. The bank chose to exercise its option and extended the term of the swap agreement to October 6, 2002. As a result of the agreement's unilateral option component, the agreement does not qualify for hedge accounting under SFAS 133.

      The Company recognizes interest differentials as adjustments to interest expense in the period they occur. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment of interest expense related to the debt. The related amount payable to, or receivable from, counter-parties is included in other liabilities or assets. The fair value of the swap agreements is recognized in the financial statements.

      Aggregate minimum principal maturities on long-term debt as of December 31, 2001, were as follows (in thousands):

                  YEAR           MINIMUM PRINCIPAL MATURITIES
                -----------      ----------------------------
                  2002                     155,262
                  2003                          68
                  2004                          56
                  2005                          -0-
                  2006                          -0-
                Thereafter                 396,058
                                        ----------
                                        $  551,444
                                        ==========

      The Company made interest payments of approximately $36.8 million, $40.8 million and $26.1 million during 2001, 2000 and 1999, respectively.

D. STOCKHOLDERS' EQUITY

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

      The Series A Preferred Stock includes detachable warrants issued to Bull Run to purchase 731,250 shares of Class A Common Stock for $11.92 per share. Of these warrants, 450,000 vested upon issuance, with the remaining warrants vesting in five equal annual installments commencing January 3, 1997, providing the Series A Preferred Stock remains outstanding. The Series A Preferred Stock was originally issued to Bull Run; however, these shares were sold by Bull Run to one of its affiliates in 2001. The holder of the Series A Preferred Stock receives cash dividends at an annual rate of $800 per share. During 2000, the Company redeemed 500 shares of Series A Preferred Stock at a cost of $5.0 million. The liquidation or redemption price of the Series A Preferred Stock is $10,000 per share.

      The Series B Preferred Stock includes warrants to purchase an aggregate of 750,000 shares of Class A Common Stock at an exercise price of $16.00 per share. Of these warrants 450,000 vested upon issuance, with the remaining warrants vesting in five equal annual installments commencing on September 24, 1997. The shares of Series B Preferred Stock were originally issued to Bull Run and to J. Mack Robinson, Chairman of the Board of Bull Run and President and Chief Executive Officer of the Company, and certain of his affiliates. The Company obtained a written opinion from an investment banker as to the fairness of the terms of the sale of such Series B Preferred Stock with warrants. During 2001, Bull Run sold its shares of Series B Preferred Stock to one of the other original Series B Preferred Stock shareholders. The holders of the Series B Preferred Stock receive dividends at an annual rate of $600 per share, with the Company having the option to pay these dividends in cash or in additional shares. The liquidation or redemption price of the Series B Preferred Stock is $10,000 per share. During 2000, the Company issued 11 shares of Series B Preferred Stock as payment of dividends to the holders of its then outstanding Series B Preferred Stock. The liquidation or redemption price of the Series B Preferred Stock is $10,000 per share.

      In addition to the $13.2 million paid for the Tarzian shares, the Company granted warrants to Bull Run to purchase up to 100,000 shares of the Company's Class B Common Stock at $13.625 per share. These warrants are fully vested and will expire in 10 years if not exercised.

      The Company is authorized by its Board of Directors to purchase up to two million shares of the Company's Class A or Class B Common Stock to either be retired or reissued in connection with the Company's benefit plans, including the Capital Accumulation Plan and the Incentive Plan. During 2000 and 1999, the Company purchased 11,361 shares and 20,000 shares of its Class B Common Stock, respectively, under this authorization. The 2000 and 1999 treasury shares were purchased at prevailing market prices with an average effective price of $12.55 and $12.85 per share, respectively, and were funded from the Company's operating cash flow.

E. LONG-TERM INCENTIVE PLAN AND STOCK PURCHASE PLAN

      The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

      The Company has a long-term incentive plan (the "Incentive Plan") that was amended by the Company's shareholders during 2001. The amendment increased the aggregate number of shares of the Company's common stock subject to awards under the Incentive Plan to 2.9 million from 1.9 million. As a result of this amendment, the Incentive Plan has 300,000 shares of the Company's Class A Common Stock and 2.6 million shares of the Company's Class B Common Stock reserved for grants to key personnel for (i) incentive stock options, (ii) non-qualified stock options, (iii) stock appreciation rights, (iv) restricted stock awards and
(v) performance awards, as defined by the Incentive Plan. Shares of Common Stock underlying outstanding options or performance awards are counted against the Incentive Plan's maximum shares while such options or awards are outstanding. Under the Incentive Plan, the options granted typically vest after a two year period and expire three years after full vesting. However, options will vest immediately upon a "change in control" of the Company as such term is defined in the Incentive Plan. Options granted through December 31, 2001, have been granted at a price, which approximates fair market value on the date of the grant.

      The Company also has a Stock Purchase Plan, which grants non-employee directors up to 11,250 shares of the Company's Class B Common Stock. Under this Stock Purchase Plan, the options granted vest at the beginning of the upcoming calendar year and expire at the end of January following that calendar year.

      Pro forma information regarding net income and earnings per share is required by SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") which also requires that the information be determined as if the Company had accounted for its employee stock options granted under the fair value method of SFAS No. 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2001, 2000 and 1999, respectively: risk-free interest rates of 3.52%, 6.55% and 6.04%; dividend yields of 0.78%, 0.78% and 0.63%; volatility factors of the expected market price of the Company's Class B Common Stock of 0.32, 0.27 and 0.27; and a weighted-average expected life of the options of 3.4, 4.9 and 4.0 years.

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands, except per common share data):

                                                                     YEAR ENDED DECEMBER 31,
                                                             -----------------------------------
                                                               2001          2000         1999
                                                             --------      --------      -------
      Pro forma loss available to common stockholders        $(15,077)     $(10,404)     $(8,329)
      Pro forma loss per common share:
           Basic                                             $  (0.97)     $  (0.67)     $ (0.65)
           Diluted                                           $  (0.97)     $  (0.67)     $ (0.65)

      A summary of the Company's stock option activity for Class A Common Stock, and related information for the years ended December 31, 2001, 2000 and 1999 is as follows (in thousands, except weighted average data):

                                                                                  YEAR ENDED DECEMBER 31,
                                                     ---------------------------------------------------------------------------
                                                             2001                      2000                         1999
                                                     -------------------        --------------------          ------------------
                                                                  WEIGHTED                    WEIGHTED                  WEIGHTED
                                                                  AVERAGE                     AVERAGE                   AVERAGE
                                                                  EXERCISE                    EXERCISE                  EXERCISE
                                                     OPTION        PRICE        OPTION         PRICE          OPTIONS    PRICE
                                                     ------       --------      ------       ---------        -------   --------
      Stock options outstanding -                      19          $17.81         34           $14.04            36      $13.71
           beginning of year
           Options granted                              0                          0                              0
           Options exercised                            0                        (15)            8.89            (2)       8.89
           Options forfeited                            0                          0                              0
                                                     ----                       ----                           ----
      Stock options outstanding - end of year          19          $17.81         19           $17.81            34      $14.04
                                                     ====                       ====                           ====

      Exercisable at end of year                       19          $17.81         19           $17.81            14      $ 8.89

      The exercise price for Class A Common Stock options outstanding as of December 31, 2001 is $17.81. The weighted-average remaining contractual life of the Class A Common Stock options outstanding is 1.9 years.

      A summary of the Company's stock option activity for Class B Common Stock, and related information for the years ended December 31, 2001, 2000, and 1999 is as follows (in thousands, except weighted average data):

                                                                                  YEAR ENDED DECEMBER 31,
                                                     ---------------------------------------------------------------------------
                                                            2001                       2000                         1999
                                                     -------------------        --------------------          ------------------
                                                                  WEIGHTED                    WEIGHTED                  WEIGHTED
                                                                  AVERAGE                     AVERAGE                   AVERAGE
                                                                  EXERCISE                    EXERCISE                  EXERCISE
                                                     OPTION        PRICE        OPTION         PRICE          OPTIONS    PRICE
                                                     ------       --------      ------       ---------        -------   --------
      Stock options outstanding -
           beginning of year                          1,697       $11.86          820          $13.78           659      $14.36
           Options granted                               60        10.23          965           10.37           241       12.85
           Options exercised                            (57)       12.65            0                             0
           Options forfeited                            (47)       11.21          (36)          12.52           (18)      14.41
           Options expired                              (19)       10.58          (52)          14.00           (62)      16.13
                                                      -----                     -----                          ----
      Stock options outstanding - end of year         1,634       $11.81        1,697          $11.86           820      $13.78
                                                      =====                     =====                          ====

      Exercisable at end of year                        699       $13.89          569          $14.05           449      $14.20

      Weighted-average fair value of
           options granted during the year                        $ 2.58                        $3.40                    $ 3.67

      Exercise prices for Class B Common Stock options outstanding as of December 31, 2001, ranged from $9.95 to $14.50. The weighted-average remaining contractual life of the Class B Common Stock options outstanding is 2.6.

F. INCOME TAXES

      The Company uses the liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

      Federal and state income tax expense (benefit) included in the consolidated financial statements is summarized as follows (in thousands):

                                                                       YEAR ENDED DECEMBER 31,
                                                             -------------------------------------------
                                                                2001              2000           1999
                                                             ----------        ---------       ---------
      Current
          Federal                                            $       -0-       $      -0-      $       6
          State and local                                           173              587             423
      Deferred                                                   (6,145)          (2,454)         (2,739)
                                                             ----------        ---------       ---------
                                                             $   (5,972)       $  (1,867)      $  (2,310)
                                                             ==========        =========       =========

      Significant components of the Company's deferred tax liabilities and assets are as follows (in thousands):

                                                                             DECEMBER 31,
                                                                        ----------------------
                                                                          2001          2000
                                                                        --------      --------
      Deferred tax liabilities:
           Net book value of property and equipment                     $  9,059      $ 11,272
           Goodwill and other intangibles                                 82,330        78,456
           Other                                                             122           122
                                                                        --------      --------
                  Total deferred tax liabilities                          91,511        89,850

      Deferred tax assets:
           Liability under supplemental retirement plan                      188          (257)
           Allowance for doubtful accounts                                   286           322
           Federal operating loss carryforwards                           20,048        13,163
           State and local operating loss carryforwards                    3,734         3,319
           Other                                                             804           707
                                                                        --------      --------
                  Total deferred tax assets                               25,060        17,254
           Valuation allowance for deferred tax assets                      (340)         (340)
                                                                        --------      --------
                  Net deferred tax assets                                 24,720        16,914
                                                                        --------      --------
      Deferred tax liabilities, net                                     $ 66,791      $ 72,936
                                                                        ========      ========

      The Company has approximately $68 million in federal operating loss carryforwards which expire during the years 2012 through 2021. Additionally, the Company has an aggregate of approximately $125 million of various state operating loss carryforwards.

      A reconciliation of income tax expense at the statutory federal income tax rate and income taxes as reflected in the consolidated financial statements is as follows (in thousands):

                                                                    YEAR ENDED DECEMBER 31,
                                                             ---------------------------------
                                                              2001          2000        1999
                                                             -------      -------      -------
      Statutory rate applied to loss                         $(6,559)     $(2,746)     $(2,932)
      State and local taxes, net of federal tax benefits         (37)         368          296
      Other items, net                                           624          511          326
                                                             -------      -------      -------
                                                             $(5,972)     $(1,867)     $(2,310)
                                                             =======      =======      =======

      The Company received income tax refunds (net of payments) of $307,000 and $269,000 in 2001 and 2000, respectively and the Company made income tax payments (net of refunds) of approximately $643,000 and $800,000 during 2000 and 1999, respectively. At December 31, 2001 and 2000, the Company had current recoverable income taxes of approximately $552,000 and $1.2 million, respectively.

      The Internal Revenue Service (the "IRS") is auditing the Company's federal tax return for the year ended December 31, 1996. In conjunction with this examination, the Company extended the time period that the IRS has to audit the Company's federal tax returns for the 1996 and 1997 tax years until December 31, 2001.

      In October 2001, the Company received a notice of deficiency from the IRS associated with its audit of the Company's 1996 federal income tax return. The IRS alleges in the notice that the Company owes approximately $12.1 million of tax plus interest and penalties stemming from certain acquisition related transactions, which occurred in 1996. Additionally, if the IRS were successful in its claims, the Company would be required to account for these acquisition transactions as stock purchases instead of asset purchases which would significantly lower the tax basis in the assets acquired. The Company believes the IRS claims are without merit and on January 18, 2002 filed a petition to contest the matter in United States Tax Court. The Company cannot predict when the tax court will conclude its ruling on this matter.

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

      The following summarizes the plan's funded status and related assumptions (dollars in thousands):

                                                                      DECEMBER 31,
                                                                -----------------------
                                                                   2001          2000
                                                                --------       --------
      CHANGE IN BENEFIT OBLIGATION:
           Benefit obligation at beginning of year              $ 10,208       $  8,951
           Service cost                                            1,161            931
           Interest cost                                             685            598
           Actuarial (gains) losses                                  160            141
           Benefits paid                                            (412)          (413)
                                                                --------       --------
           Benefit obligation at end of year                    $ 11,802       $ 10,208
                                                                ========       ========

      CHANGE IN PLAN ASSETS:
          Fair value of plan assets at beginning of year        $  8,203       $  8,059
          Actual return on plan assets                                96            334
          Company contributions                                      883            223
          Benefits paid                                             (412)          (413)
                                                                --------       --------
          Fair value of plan assets at end of year              $  8,770       $  8,203
                                                                ========       ========

      COMPONENTS OF ACCRUED BENEFIT COSTS:
          Underfunded status of the plan                        $ (3,032)      $ (2,005)
          Unrecognized net actuarial loss                          1,097            456
          Unrecognized net transition amount                         (27)           (81)
          Unrecognized prior service cost                              0             (1)
                                                                --------       --------
          Accrued benefit cost                                  $ (1,962)      $ (1,631)
                                                                ========       ========

      WEIGHTED-AVERAGE ASSUMPTIONS AS OF DECEMBER 31:
          Discount rate                                              6.8%           6.8%
          Expected long-term rate of return on plan assets           7.0%           7.0%
          Estimated rate of increase in compensation levels          5.0%           5.0%

      The net periodic pension cost includes the following components (in thousands):

                                                                    YEAR ENDED DECEMBER 31,
                                                               -----------------------------
                                                                 2001       2000        1999
                                                               -------      -----      -----
      COMPONENTS OF NET PERIODIC PENSION COST:
          Service cost                                         $ 1,161      $ 931      $ 750
          Interest cost                                            685        598        529
          Expected return on plan assets                          (577)      (553)      (516)
          Amortization of prior service cost                        (1)        (1)        (1)
          Amortization of transition (asset) or obligation         (54)       (54)       (54)
                                                               -------      -----      -----
          Pension cost                                         $ 1,214      $ 921      $ 708
                                                               =======      =====      =====

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

      Employee contributions to the Capital Accumulation Plan, not to exceed 6% of the employees' gross pay, are matched by Company contributions. The Company's percentage match amount is declared by the Company's Board of Directors before the beginning of each plan year and is made by a contribution of the Company's Class B Common Stock. The Company's percentage match was 50% for the three years ended December 31, 2001. The Company contributions vest, based upon each employee's number of years of service, over a period not to exceed five years.

      Company matching contributions aggregating $688,343, $685,223 and $613,983 were charged to expense for 2001, 2000 and 1999, respectively, for the issuance of 50,464, 59,969 and 44,715 shares of Class B Common Stock, respectively.

H. COMMITMENTS AND CONTINGENCIES

      The Company has various operating lease commitments for equipment, land and office space. The Company also has commitments for various television film exhibition rights and for digital television ("DTV") equipment. The license periods for the film exhibition rights had not yet commenced nor had a portion of the DTV equipment been delivered as of December 31, 2001. Rent expense resulting from operating leases for the years ended December 31, 2001, 2000 and 1999 were $1.6 million, $1.5 million and $1.8 million, respectively. Future minimum payments under operating leases with initial or remaining noncancelable lease terms in excess of one year, obligations under film exhibition rights for which the license period had not yet commenced and commitments for DTV equipment that had ordered but not yet been received are as follows (in thousands):

                                                    DTV
              YEAR                                EQUIPMENT         LEASE           FILM           TOTAL
           -------------                          ---------       --------         --------       --------
              2002                                $ 12,452        $  1,512         $  2,504       $ 16,468
              2003                                   3,436             911            4,740          9,087
              2004                                      -0-            679            3,688          4,367
              2005                                      -0-            544            1,857          2,401
              2006                                      -0-            460              227            687
           Thereafter                                   -0-          6,982               -0-         6,982
                                                  --------        --------         --------       --------
                                                  $ 15,888        $ 11,088         $ 13,016       $ 39,992
                                                  ========        ========         ========       ========

      Through a partnership agreement with Host Communications, Inc., a wholly owned subsidiary of Bull Run, the Company has also acquired certain collegiate broadcast rights for sporting events through a five-year marketing agreement that commenced April 1, 2000. The Company's annual obligation will be determined, in part, by the number of events broadcast under the agreement; however, the Company's obligation will not exceed $2.2 million annually.

      The Company is subject to legal proceedings and claims that arise in the normal course of its business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not materially affect the Company's financial position.

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

                                                            YEAR ENDED DECEMBER 31,
                                                    ---------------------------------------
                                                      2001            2000          1999
                                                    ---------      ---------      ---------
                                                                (IN THOUSANDS)
      Operating revenues:
           Broadcasting                             $ 106,430      $ 120,640      $  97,015
           Publishing                                  41,189         41,499         37,808
           Paging                                       8,724          9,074          9,130
                                                    ---------      ---------      ---------
                                                    $ 156,343      $ 171,213      $ 143,953
                                                    =========      =========      =========

      Operating income:
            Broadcasting                            $  11,365      $  23,719      $  15,763
            Publishing                                  5,929          6,726          5,792
            Paging                                        586            653            505
                                                    ---------      ---------      ---------
      Total operating income                           17,880         31,098         22,060
      Depreciation in value of derivatives, net        (1,581)            -0-            -0-
      Miscellaneous income, net                           194            781            336
      Interest expense                                (35,783)       (39,957)       (31,021)
                                                    ---------      ---------      ---------
      Loss before income taxes                      $ (19,290)     $  (8,078)     $  (8,625)
                                                    =========      =========      =========

      Operating income is total operating revenue less operating expenses, excluding SFAS 133 derivative valuation expense, net, miscellaneous income and expense (net) and interest. Corporate and administrative expenses are allocated to operating income based on net segment revenues.

                                                                      YEAR ENDED DECEMBER 31,
                                                                ------------------------------------
                                                                  2001          2000          1999
                                                                --------      --------      --------
                                                                          (IN THOUSANDS)
      Depreciation and amortization expense:
           Broadcasting                                         $ 26,226      $ 26,490      $ 20,199
           Publishing                                              2,336         2,451         2,302
           Paging                                                  2,048         2,083         1,848
                                                                --------      --------      --------
                                                                  30,610        31,024        24,349
           Corporate                                                 214           183           102
                                                                --------      --------      --------
      Total depreciation and amortization expense               $ 30,824      $ 31,207      $ 24,451
                                                                ========      ========      ========

      Media cash flow:
           Broadcasting                                         $ 40,768      $ 53,053      $ 39,207
           Publishing                                              9,423        10,227         9,130
           Paging                                                  2,883         2,967         2,607
                                                                --------      --------      --------
      Total media cash flow                                     $ 53,074      $ 66,247      $ 50,944
                                                                ========      ========      ========

      Media cash flow reconciliation:
           Operating income                                     $ 17,880      $ 31,098      $ 22,060
           Add:
           Amortization of program license rights                  5,519         5,307         5,340
           Depreciation and amortization                          30,824        31,207        24,451
           Corporate overhead                                      3,615         3,594         3,448
           Non-cash compensation and contribution to 401(k)
           Plan, paid in Common Stock                                659           655           599
           Less:
           Payments for program license liabilities               (5,423)       (5,614)       (4,954)
                                                                --------      --------      --------
      Total media cash flow                                     $ 53,074      $ 66,247      $ 50,944
                                                                ========      ========      ========

      Capital expenditures:
           Broadcasting                                         $  6,280      $  7,632      $  9,152
           Publishing                                                461           625           967
           Paging                                                    877           902         1,029
                                                                --------      --------      --------
                                                                   7,618         9,159        11,148
           Corporate                                                 114           194           564
                                                                --------      --------      --------
      Total capital expenditures                                $  7,732      $  9,353      $ 11,712
                                                                ========      ========      ========

                                                                              DECEMBER 31,
                                                                   ------------------------------------
                                                                     2001          2000          1999
                                                                   --------      --------      --------
                                                                               (IN THOUSANDS)
      Identifiable assets:
           Broadcasting                                            $544,947      $564,323      $584,694
           Publishing                                                29,448        33,260        34,584
           Paging                                                    20,632        22,404        23,822
                                                                   --------      --------      --------
                                                                    595,027       619,987       643,100
           Corporate(1)                                             199,310        16,785        15,057
                                                                   --------      --------      --------
      Total identifiable assets                                    $794,337      $636,772      $658,157
                                                                   ========      ========      ========

      (1) At December 31, 2001, the corporate balance includes $168.6 million of restricted cash used to redeem the 10 5/8% Notes on January 22, 2002. See Note C. Long-term Debt

J.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                    FISCAL QUARTERS
                                                     --------------------------------------------------
                                                      FIRST         SECOND        THIRD         FOURTH
                                                     --------      --------      --------      --------
                                                          (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
      YEAR ENDED DECEMBER 31, 2001:
      Operating revenues                             $ 36,929      $ 39,978      $ 36,766      $ 42,671
      Operating income                                  2,488         6,048         2,208         7,136
      Net loss                                         (5,028)       (2,234)       (4,637)       (1,419)
      Net loss available to common stockholders        (5,182)       (2,388)       (4,791)       (1,573)
      Basic and diluted loss available to common
        stockholders per share                       $  (0.33)     $  (0.15)     $  (0.31)     $  (0.10)

      YEAR ENDED DECEMBER 31, 2000:
      Operating revenues                             $ 38,888      $ 43,408      $ 41,610      $ 47,307
      Operating income                                  4,101         8,481         8,562         9,954
      Net income (loss)                                (3,849)       (1,370)       (1,134)          141
      Net loss available to common stockholders        (4,101)       (1,623)       (1,387)       (2,273)
      Basic and diluted loss available to common
      stockholders per share                         $  (0.27)     $  (0.10)     $  (0.09)     $  (0.15)

      Because of the method used in calculating per share data, the quarterly per share data will not necessarily add to the per share data as computed for the year.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

CHANGE IN REGISTRANT'S CERTIFYING ACCOUNTANTS

(a) The following sets forth the information required by Item 304of Regulation S-K:

      (i) On January 2, 2002 Ernst & Young LLP was dismissed as the Company's principal accountant.

      (ii) The reports of Ernst & Young LLP on the Company's financial statements for the years ended December 31, 2000 and 1999 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

      (iii) The decision to change accountants was recommended by the Company's Audit Committee and approved by the Company's Board of Directors.

      (iv) During the years ended December 31, 2000 and 1999 and through January 2, 2002, there were no disagreements with Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosures or audit scope or procedure, which disagreements if not resolved to the satisfaction of Ernst & Young LLP would have caused them to make reference thereto in their reports on the financial statements for such periods.

      (v) During the years ended December 31, 2000 and 1999 and through January 2, 2002, there have occurred none of the "reportable events" listed in Item 304(a)(1)(v) of Regulation S-K.

(b) The Company has requested that Ernst & Young LLP furnish a letter addressed to the SEC stating whether or not it agrees with the above statements. A copy of such letter, dated January 8, 2002, is filed as
      Exhibit 16 to this Form 10-K.

(c) The Company has retained PricewaterhouseCoopers LLP as its principal independent accountants, effective January 7, 2002.

There have been no disagreements with accountants on accounting and financial disclosures.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Set forth below is certain information concerning each of the directors of the Company as of March 15, 2002. See Part I, Executive Officers of the Registrant for information concerning each of the executive officers of the Company.

                                                      EXECUTIVE
                                     DIRECTOR          OFFICER
NAME                                   SINCE            SINCE         AGE                  POSITION
-------------------------            ---------        ---------       ---     --------------------------------------------------
Richard L. Boger                       1991              NA            55     Director
Ray M. Deaver                          2002              NA            61     Director
Hilton H. Howell, Jr.                  1993             2000           40     Director and Executive Vice President
William E. Mayher, III                 1990              NA            63     Chairman of the Board of Directors
Howell W. Newton                       1991              NA            55     Director
Hugh Norton                            1987              NA            69     Director
Robert S. Prather, Jr.                 1993             1996           57     Director and Executive Vice President-Acquisitions
J. Mack Robinson                       1993             1996           78     Director, President and Chief Executive Officer
Harriett J. Robinson                   1997              NA            71     Director

      RICHARD L. BOGER has served as a director of the Company since 1991. Mr. Boger is a member of the Executive Committee and the Audit Committee of the Company's Board of Directors and he is Chairman of the Management Personnel Committee and the 1992 Long Term Incentive Plan Committee of the Company's Board of Directors. Mr. Boger has been President and Chief Executive Officer of Export Insurance Services, Inc., an insurance brokerage and agency until February 15, 2002, President and Chief Executive Officer of Lex-Tek International, Inc., an insurance software company, and a director of CornerCap Group of Funds, a "Series" investment company since prior to 1992.

      RAY M. DEAVER has served as a director of the Company since January 2002. Prior to his appointment to the Company's Board of Directors, Mr. Deaver served as the Company's Regional Vice President-Texas since October 1999. He was the President and General Manager of KWTX Broadcasting Company and President of Brazos Broadcasting Company from November 1997 until their acquisition by the Company in October 1999. Prior to 1995, he was Vice President of KWTX Broadcasting Company and Brazos Broadcasting Company. He has approximately 40 years of experience in the broadcast industry. Mr. Deaver is currently the Chairman of the CBS Television Network Affiliates Advisory Board.

      HILTON H. HOWELL, JR. has been the Company's Executive Vice President since September 2000 and a director of the Company since 1993. He has served as President and Chief Executive Officer of Atlantic American Corporation, an insurance holding company, since 1995 and Executive Vice President from 1992 to 1995. He has been Executive Vice President and General Counsel of Delta Life Insurance Company and Delta Fire and Casualty Insurance Company since 1991, and Vice Chairman of Bankers Fidelity Life Insurance Company and Georgia Casualty & Surety Company since 1992. He has been a director, Vice President and Secretary of Bull Run Corporation, a principal stockholder of the Company, since 1994. Mr. Howell also serves as a director of the following companies: Atlantic American Corporation, Bankers Fidelity Life Insurance Company, Delta Life Insurance Company, Delta Fire and Casualty Insurance Company, Georgia Casualty & Surety Company, American Southern Insurance

Company, American Safety Insurance Company, Association Casualty Insurance Company and Association Risk Management General Agency. He is the son-in-law of
J. Mack Robinson and Harriett J. Robinson, both members of the Company's Board of Directors.

      WILLIAM E. MAYHER, III is a member of the 1992 Long Term Incentive Plan Committee, the Executive Committee and the Management Personnel Committee of the Company's Board of Directors and has served as Chairman of the Company's Board of Directors since August 1993. Dr. Mayher was a neurosurgeon in Albany, Georgia from 1970 to 1998. Dr. Mayher is Chairman of the Medical College of Georgia Foundation and a past member of the American Association of Neurological Surgeons. He also serves as a director of Gaston Loughlin, Inc. and Palmyra Medical Centers.

      HOWELL W. NEWTON has served as a director of the Company since 1991. Mr. Newton is Chairman of the Audit Committee of the Company's Board of Directors. Mr. Newton has been President and Treasurer of Trio Manufacturing Co., a textile manufacturing company, since 1978.

      HUGH E. NORTON has served as a director of the Company since 1987. He is a member of the 1992 Long Term Incentive Plan Committee, the Management Personnel Committee and the Audit Committee of the Company's Board of Directors. Mr. Norton has been President of Norco, Inc., an insurance agency since 1973. Mr. Norton is also a real estate developer in Destin, Florida.

      ROBERT S. PRATHER, JR. has served as Executive Vice President-Acquisitions of the Company since 1996. He has served as a director of the Company since 1993. He is a member of the Executive Committee and the Management Personnel Committee of the Company's Board of Directors. He has served as President and Chief Executive Officer and a director of Bull Run Corporation, a principal stockholder of the Company, since 1992. He serves as a director of Swiss Army Brands, Inc. and The Morgan Group, Inc. and serves on the Board of Trustees of the Georgia World Congress Center Authority.

      J. MACK ROBINSON has been the Company's President and Chief Executive Officer since 1996. He has served as a director of the Company since 1993. He is the Chairman of the Executive Committee and a member of the Management Personnel Committee of the Company's Board of Directors. Mr. Robinson has served as Chairman of the Board of Bull Run Corporation, a principal stockholder of the Company, since 1994, Chairman of the Board and President of Delta Life Insurance Company and Delta Fire and Casualty Insurance Company since 1958, President of Atlantic American Corporation, an insurance holding company, from 1988 until 1995 and Chairman of the Board of Atlantic American Corporation since 1974. Mr. Robinson also serves as a director of the following companies: Bankers Fidelity Life Insurance Company, American Independent Life Insurance Company, Georgia Casualty & Surety Company, American Southern Insurance Company and American Safety Insurance Company. He is a director emeritus of Wachovia Corporation. Mr. Robinson is the husband of Mrs. Harriett J. Robinson and the father-in-law of Mr. Hilton H. Howell, Jr., both members of the Company's Board of Directors.

      HARRIETT J. ROBINSON has served as a director of the Company since 1997. Mrs. Robinson has been a director of Atlantic American Corporation since 1989. Mrs. Robinson has also been a director of Delta Life Insurance Company and Delta Fire and Casualty Insurance Company since 1967. Mrs. Robinson is the wife of Mr.
J. Mack Robinson and the mother-in-law of Mr. Hilton H. Howell, Jr.

SECTION 16 (a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16 (a) of the Securities Exchange Act of 1934 requires the directors, executive officers and persons who own more than 10 percent of a registered class of a company's equity securities to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership (Form 3) and reports of changes in ownership (Forms 4 and 5) of such class of equity securities. Such officers, directors and greater than 10 percent shareholders of a company are required by SEC regulations to furnish the company with copies of all such
Section 16(a) reports that they file.

      To the Company's knowledge, based solely on its review of the copies of such reports furnished to the Company during the year ended December 31, 2001, all Section 16(a) filing requirements applicable to its officers, directors and 10 percent beneficial owners were met, except directors, Harriett J. Robinson, William E. Mayher, Hugh E. Norton, Richard L. Boger and Howell W. Newton, did not disclose in a timely manner that on December 6, 2001, the Company granted them each an option to acquire 5,000 shares of the Company's Class B Common stock at $9.95 per share. Richard L. Boger, a director, was late in filing his Form 4 disclosing that during the period of August 15, 2001 through October 17, 2001 he disposed of 8,276 shares of the Company's Class B Common stock at prices ranging from $11.47 to $14.50 per share. Ray M. Deaver, an executive officer, was late in filing his Form 5 disclosing that during the period of August 10, 2001 through August 15, 2001 he disposed of 10,000 shares of the Company's Class B Common stock at prices ranging from $14.62 to $14.78 per share and that he donated 1,625 shares of the Company's Class B Common stock to charity. Robert Beizer, Vice President - Law and Development, was late in disclosing in his Form 5 dated February 12, 2002, that during the period of August 17, 2001 through August 21, 2001 he disposed of 3,500 shares of the Company's Class B Common stock at prices ranging from $14.30 to $14.58 per share.

ITEM 11. EXECUTIVE COMPENSATION.

      The following table sets forth a summary of the compensation of the Company's President and Chief Executive Officer and the four other most highly compensated officers for the year ended December 31, 2001 (the "named executives").

                           SUMMARY COMPENSATION TABLE

                                                                                   LONG TERM
                                                                               COMPENSATION AWARDS
                                                                            -------------------------
                                                                                           SECURITIES
                                             ANNUAL COMPENSATION            RESTRICTED     UNDERLYING
        NAME AND                        -----------------------------         STOCK          OPTIONS           ALL OTHER
   PRINCIPAL POSITION          YEAR     SALARY ($)          BONUS ($)         AWARDS        SARS (#)         COMPENSATION ($)
---------------------------    ----     ----------          ---------       -----------    ----------       -----------------
J. Mack Robinson,              2001     200,000                 -0-            -0-               -0-           28,455(1)
    President, Chief           2000     200,000                 -0-            -0-          100,000            26,860(1)
    Executive Officer and
    a Director                 1999     200,000                 -0-            -0-           50,000            21,520(1)

Robert A. Beizer,              2001     245,000                 -0-            -0-           29,500             7,878(2)
    Vice President-Law         2000     231,000                 -0-            -0-           21,000            11,455(2)
    & Development              1999     222,000                 -0-            -0-           10,500            17,270(2)

Ray M. Deaver,                 2001     252,000                 -0-            -0-               -0-           11,449(4)
    Director and               2000     240,000             50,000             -0-           15,000             5,788(4)
    formerly Regional          1999      53,077(3)          35,000             -0-           15,000             1,349(4)
    Vice President-Texas

Wayne M. Martin,               2001     260,000             10,000             -0-               -0-           11,306(5)
    Regional Vice              2000     248,000            130,513             -0-           25,000             9,746(5)
    President-Television       1999     236,000             67,556             -0-               -0-           11,512(5)

Thomas J. Stultz,              2001     250,000             10,000             -0-               -0-            7,866(6)
    Vice President,            2000     240,000             50,000             -0-           25,000             7,179(6)
    President-Publishing       1999     205,000            150,000             -0-               -0-            7,655(6)
    Division

(1) For 2001, includes term life insurance premiums of $6,205, matching contributions by the Company's 401(k) plan of $4,250 and director's fees of $18,000. For 2000, includes term life insurance premiums of $6,180 and director's fees of $20,680. For 1999, represents director's fees only.

(2) Includes matching contributions by the Company to its 401(k) plan of $3,741 and $4,000, for 2000 and 1999, respectively. Also includes term life insurance premiums of $5,148, $5,148 and $8,775 paid or accrued 2001, 2000 and 1999, respectively. Long-term disability insurance premium payments or accruals of $2,730, $2,566, and $4,495 for 2001, 2000 and 1999, respectively.

(3) Mr. Deaver joined the Company on October 1, 1999 and in 1999 was compensated at an annual salary of $230,000.

(4) Includes matching contributions by the Company to its 401(k) plan of $4,250, $4,250 and $1,349 for 2001, 2000 and 1999, respectively. The amount for 2001 and 2000 includes $2,051and $1,538 of long-term disability insurance premium payments or accruals. Also includes term life insurance premiums of $5,148 for 2001.

(5) Includes matching contributions by the Company to its 401(k) plan of $4,250, $4,250 and $4,000, for 2001, 2000 and 1999, respectively. Also includes term life insurance premiums of $3,354, $1,794 and $3,600 paid or accrued for 2001, 2000 and 1999, respectively, and long-term disability insurance premium payments or accruals of $3,702, $3,702 and $3,912 for 2001, 2000 and 1999, respectively.

(6) Includes matching contributions by the Company to its 401(k) plan of $4,250, $4,250 and $4,000, for 2001, 2000 and 1999, respectively. Also includes term life insurance premiums of $1,794, $1,107 and $2,053 paid or accrued for 2001, 2000 and 1999, respectively, and long-term disability insurance premium payments or accruals of $1,822, $1,822 and $1,602 for 2001, 2000 and 1999, respectively.

STOCK OPTIONS GRANTED IN 2001

      Under the Company's 1992 Long Term Incentive Plan (the "Incentive Plan"), all officers and key employees are eligible for grants of stock options and other stock-based awards. Options granted are exercisable over a three-year period beginning on the second anniversary of the grant date and also expire one month after termination of employment. Currently, the total number of shares issuable under the Incentive Plan is not to exceed 2,900,000 shares of which 300,000 are the Company's Class A Common Stock and 2,600,000 are the Company's Class B Common Stock, subject to adjustment in the event of any change in the outstanding shares of such stock by reason of a stock dividend, stock split, recapitalization, merger, consolidation or other similar changes generally affecting shareholders of the Company.

      The Incentive Plan is administered by the Incentive Plan Committee, which consists of members of the Management Personnel Committee of the Board of Directors who are not eligible for selection as participants under the Incentive Plan. The Incentive Plan is intended to provide additional incentives and motivation for the Company's employees. The Incentive Plan Committee is authorized in its sole discretion to determine the individuals to whom options will be granted, the type and amount of such options and awards and the terms thereof; and to prescribe, amend and rescind rules and regulations relating to the Incentive Plan, among other things. The following table contains information on stock options granted during the year ended December 31, 2001. All options granted during 2001 were options to purchase the Company's Class B Common Stock. No stock appreciation rights were granted in 2001.

                              OPTION GRANTS IN 2001

                                                                                              POTENTIAL REALIZABLE
                                                  INDIVIDUAL GRANTS                             VALUE AT ASSUMED
                            -------------------------------------------------------------        ANNUAL RATES OF
                             NUMBER OF        % OF TOTAL                                           STOCK PRICE
                             SECURITIES        OPTIONS                                          APPRECIATION FOR
                             UNDERLYING       GRANTED TO      EXERCISE OR                        OPTION TERM (1)
                              OPTIONS        EMPLOYEES IN      BASE PRICE     EXPIRATION     ---------------------
              NAME            GRANTED            2001          ($/SHARE)         DATE          5% ($)     10% ($)
      -----------------     -------------    ------------     ------------    -----------    --------     --------
      Robert A. Beizer         29,500            83.1            9.95          12/6/06         81,096      179,200

(1) Amounts reported in these columns represent amounts that may be realized upon exercise of options immediately prior to the expiration of their term assuming the specified compounded rates of appreciation (5% and 10%) on the Company's Class B Common Stock over the term of the options. These numbers are calculated based on rules promulgated by the SEC and do not reflect the Company's estimate of future stock price growth. Actual gains, if any, on stock option exercises and the Company's Class B Common Stock holdings will be dependent on the timing of such exercise and the future performance of the Company's Class B Common Stock. There can be no assurance that the rates of appreciation assumed in this table can be achieved or that the amounts reflected would be received by the option holder.

STOCK OPTIONS EXERCISED

      The following table sets forth information about stock options that were exercised during 2001 and the number of shares and the value of grants outstanding as of December 31, 2001 for each named executive.

                       AGGREGATED OPTION EXERCISES IN 2001
                       AND DECEMBER 31, 2001 OPTION VALUES

                                                                NUMBER OF SECURITIES              VALUE OF UNEXERCISED
                                    SHARES                     UNDERLYING UNEXERCISED                 IN-THE-MONEY
                       CLASS OF    ACQUIRED      VALUE           OPTIONS AT 12/31/01          OPTIONS AT 12/31/01 ($) (1)
                        COMMON        ON       REALIZED     ----------------------------     -----------------------------
        NAME            STOCK      EXERCISE       ($)       EXERCISABLE    UNEXERCISABLE     EXERCISABLE     UNEXERCISABLE
        ----            -----      --------       ---       -----------    -------------     -----------     -------------
J. Mack Robinson       Class A        -0-          -0-          10,000             -0-           -0-               -0-
                       Class B        -0-          -0-         165,000        100,000            -0-           26,500

Robert A. Beizer       Class B     3,500       13,148           31,500         50,500            -0-           12,980

Thomas J. Stultz       Class B        -0-          -0-          22,500         25,000            -0-            6,625

Ray M. Deaver          Class B        -0-          -0-          15,000         15,000            -0-            3,975

Wayne M. Martin        Class B        -0-          -0-          11,250         25,000            -0-            6,625

(1) Value is based on the closing price of the Company's Class A Common Stock and Class B Common Stock of $13.88 and $10.39, respectively at December 31, 2001, less the exercise price.

RETIREMENT PLAN

      The Company sponsors a defined benefit pension plan, intended to be tax qualified, for certain of its employees and the employees of any of its subsidiaries, which have been designated as participating companies under the plan. A participating employee who retires on or after attaining age 65 and who has completed five years of service upon retirement may be eligible to receive during his lifetime, in the form of monthly payments, an annual pension equal to
(i) 22% of the employee's average earnings for the highest five consecutive years during the employee's final 10 years of employment multiplied by a factor, the numerator of which is the employee's years of service credited under the plan before 1994 and the denominator of which is the greater of 25 or the years of service credited under the plan, plus (ii) 0.9% of the employee's monthly average earnings for the highest five consecutive years in the employee's final 10 years of employment added to 0.6% of monthly average earnings in excess of Social Security covered compensation, multiplied by the employee's years of service credited under the plan after 1993, with a maximum of 25 years minus years of service credited under (i) above. For participants as of December 31, 1993, there is a minimum benefit equal to the projected benefit under (i) at that time. For purposes of illustration, annual estimated pension payments upon retirement of participating employees in specified salary classifications are shown in the following table:

                               PENSION PLAN TABLE

                                                                YEARS OF SERVICE
                              -------------------------------------------------------------------------------------
REMUNERATION(1)                   10            15               20            25             30              35
---------------               --------       --------        --------       --------       --------        --------
$   15,000                    $  1,344       $  2,004        $  2,664       $  3,324       $  3,300        $  3,300
    25,000                       2,240          3,340           4,440          5,540          5,500           5,500
    50,000                       5,094          7,294           9,494         11,694         11,000          11,000
    75,000                       8,534         11,834          15,134         18,434         16,500          16,500
   100,000                      11,974         16,374          20,774         25,174         22,000          22,000
   150,000                      18,854         25,454          32,054         38,654         33,000          33,000
   200,000                      21,414         30,214          39,014         47,814         38,977          36,080
   250,000 and above            21,752         31,398          41,044         50,690         42,078          37,205

(1)   Five-year average annual compensation.

      Employees may become participants in the plan, provided that they have attained age 21 and have completed one year of service. Average earnings are based upon the pension compensation paid to a participating employee by a participating company. Pension compensation for a particular year as used for the calculation of retirement benefits includes salaries, overtime pay, commissions and incentive payments received during the year and the employee's contribution to the Capital Accumulation Plan (as defined herein). Pension compensation for 2001 differs from compensation reported in the Summary Compensation Table in that pension compensation includes any annual incentive awards received in 2001 for services in 2000 rather than the incentive awards paid in 2002 for services in 2001. The maximum annual compensation considered for pension benefits under the plan in 2001 was $170,000.

      Benefits are computed on a straight life annuity basis and are not subject to any deduction for Social Security or other offset amounts.

      As of December 31, 2001, the named executive officers of the Company have the following years of credited service:

                  NAME                    YEARS OF CREDITED SERVICE
           ----------------               -------------------------
           J. Mack Robinson                         3
           Robert A. Beizer                         6
           Thomas J. Stultz                         6
           Ray M. Deaver                            2
           Wayne M. Martin                          7

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

      Contributions to the Capital Accumulation Plan are made by the employees of the Company. The Company matches a percentage of each employee's contribution which does not exceed 6% of the employee's gross pay. The percentage to be matched by the Company is determined by the Board of Directors before the beginning of each calendar year and is made with a contribution of the Company's Class B Common Stock. The percentage of the employee's contribution (up to 6% of the employees gross pay) matched by the Company for the year ended December 31, 2001 was 50%. The Company's matching contributions vest based upon an employee's number of years of service, over a period not to exceed five years.

COMPENSATION OF DIRECTORS

      The standard arrangement for directors' fees is set forth in the table below.

                             DESCRIPTION                                         AMOUNT
           -------------------------------------------                          -------
           Chairman of the Board's annual retainer fee                          $18,000
           Director's annual retainer fee                                        12,000
           Director's fee per Board meeting                                       1,000
           Chairman of the Board fee per Board meeting                            1,200
           Committee chairman fee per committee meeting                           1,200
           Committee member fee per committee meeting                             1,000

      Directors are paid 40% of the above fee arrangement for participation by telephone in any meeting of the Board of Directors or any committee thereof.

      In addition, the Company has a Non-Qualified Stock Option Plan for non-employee directors that currently provides for the annual grant of options to purchase up to 11,250 shares of the Company's Class B Common Stock at a price per share equal to the market price at the time of grant. Such options are exercisable until the end of the first month following the end of the year of the grant.

EMPLOYMENT AGREEMENTS

      Ray M. Deaver and the Company were parties to an employment agreement dated October 1, 1999 and having a three-year term ending on December 31, 2002; however, Mr. Deaver retired on December 31, 2001. The agreement provided that Mr. Deaver be employed as Regional Vice President - Texas with an initial annual base salary of $230,000 and a grant of options to purchase 15,000 shares of the Company's Class B Common Stock with an exercise price of $12.75 per share. The option is exercisable over a three-year period beginning upon the second anniversary of the grant date. The agreement provided that Mr. Deaver was entitled to receive a bonus of not less than $125,000 for each year of his employment that television stations KWTX, KBTX and KXII attained budget goals as set annually by the Company. The budget goals would be calculated in the aggregate. In addition, Mr. Deaver was entitled to receive 10% of any amount by which those three stations in the aggregate exceeded the budget goals. Mr. Deaver has agreed that during the term of his agreement and for two years thereafter, he will be subject to certain confidentiality and non-disclosure obligations. He had also agreed that during the term of his agreement and for a one-year period thereafter, he would be subject to certain non-competition obligations.

      Wayne M. Martin has a written commitment with the Company that if control of the Company changes while he is an officer and manager at the Company, he will be entitled to one year's salary as severance pay if the new control group does not retain him in a similar position with similar compensation.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      Richard L. Boger, William E. Mayher, III, Robert S. Prather, Jr., Hugh Norton and J. Mack Robinson are the members of the Management Personnel Committee, which serves as the Compensation Committee of the Company. Mr. Robinson, President, Chief Executive Officer and a director of the Company, serves on the Compensation Committee of Bull Run Corporation, a principal shareholder of the Company. Mr. Prather, Executive Vice President-Acquisitions and a director of the Company, also serves as President, Chief Executive Officer and director of Bull Run Corporation. Hilton H. Howell, Jr., Executive Vice-President and a director of the Company, also serves as Vice President, Secretary and a director of Bull Run Corporation.

REPORT OF MANAGEMENT PERSONNEL COMMITTEE

      The Management Personnel Committee of the Board of Directors administers the Company's executive compensation program.

      The goals of the Company's executive compensation program for 2001 were to attract, retain, motivate and reward qualified persons serving as executive officers. To achieve such goals the Company relies primarily on salaries, bonuses, options and other compensation for each of the Company's executive officers, except that the salary of Mr. Deaver was specified in his employment agreement with the Company. Under current policy, the chief executive officer of the Company determines the recommended annual compensation level, including bonuses, for all other officers of the Company and its subsidiaries, and then submits these recommendations to the Management Personnel Committee for its review and approval. Such determinations of the Management Personnel Committee are reported to the full board, which then has the opportunity to consider and amend such determinations concerning the compensation payable to executive officers. In 2001, the full board approved the determinations of the Management Personnel Committee with respect to compensation without making any changes thereto. The Management Personnel Committee's policy for determining an executive's salary, bonus and stock option grants is based on the responsibility of such executive, his or her impact on the operations and profitability of the Company or the business unit for which such executive has operating responsibility and the knowledge and experience of such executive.

      In 2001, the Management Personnel Committee utilized the foregoing criteria to determine executive salaries, bonuses and option grants and such salaries, bonuses and option grants are consistent with the foregoing policy. An executive's annual bonus is based on a percentage of his or her annual base salary. These considerations are subjective in nature and the Management Personnel Committee does not assign relative weights thereto. For 2001, bonuses ranged from 0% to 31% of an executive's base salary. Whether or not a bonus is in fact earned by an executive is linked to the attainment, by the Company or the business unit for which such executive has operating responsibility, of predetermined operating profit targets based on budgeted operating revenues (which is an objective analysis) and the individual's contribution to the Company or the business unit (which is a subjective analysis). The Management Personnel Committee approves the operating profit targets annually. When measuring an executive's individual contribution and performance, the Management Personnel Committee examines the factors, as well as qualitative factors that necessarily involve a subjective judgment by the Management Personnel Committee. In making such subjective determination, the Management Personnel Committee does not base its determination on any single performance factor nor does it assign relative weights to factors, but considers a mix of factors, including evaluations of superiors, and evaluates an individual's performance against such mix in absolute terms in relation to other executives at the Company. In deciding whether or not to grant an option to an individual and in determining the number of shares subject to an option so granted, the Management Personnel Committee takes into account subjective considerations, including the level of such executive's position and the individual's contribution to the Company. Although the Management Personnel Committee believes that its compensation structure is similar to that of other comparable communications companies, it did not specifically compare such structure with that of other companies in 2001.

      The annual compensation of Mr. Robinson, the Company's President and Chief Executive Officer, was set by the Management Personnel Committee at $200,000 in 2001. His compensation was set after reviewing the Company's overall performance, success in meeting strategic objectives and the Chief Executive Officer's personal leadership and accomplishments.

      Submitted by the Management Personnel Committee of the Board of Directors

           Richard L. Boger, Chairman
           William E. Mayher, III
           Robert S. Prather, Jr.
           Hugh Norton
           J. Mack Robinson

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information regarding the ownership of the Company's Class A Common Stock and Class B Common stock as of March 15, 2002 by (i) any person who is known to the Company to be the beneficial owner of more than five percent of the Company's Class A Common Stock or the Class B Common stock, (ii) all directors, (iii) all executive officers named in the Summary Compensation Table herein and (iv) all directors and executive officers as a group. Warrants and options to acquire the Company's Class A Common Stock or Class B Common Stock included in the amounts listed below are currently exercisable or will be exercisable within 60 days after March 15, 2002.

                                                                 CLASS A                       CLASS B               COMBINED
                                                              COMMON STOCK                 COMMON STOCK               VOTING
                                                            BENEFICIALLY OWNED           BENEFICIALLY OWNED         PERCENT OF
                                                        ------------------------        ----------------------        COMMON
           NAME                                            SHARES        PERCENT        SHARES         PERCENT         STOCK
-----------------------------------                     ----------       -------        ------         -------         -----
Robert A. Beizer(1)                                             -0-          *           42,691           *              *
Richard L. Boger(1)                                          3,736           *           13,763           *              *
Ray M. Deaver(2)                                                -0-          *          421,168          4.8%            *
Hilton H. Howell, Jr.(3)(4)(5)                           3,778,577         47.3%        296,247          3.3%           42.9%
Wayne M. Martin(1)                                           7,005           *           12,314           *              *
William E. Mayher, III(1)                                   13,500           *           23,750           *              *
Howell W. Newton(1)                                          2,625           *            7,500           *              *
Hugh Norton(1)                                              13,500           *           23,750           *              *
Robert S. Prather, Jr.(3)(6)                             3,352,910         42.1%        296,650          3.2%           38.2%
Harriett J. Robinson(1)(3)(5)(7)                         4,998,752         59.9%        463,600          5.1%           54.6%
J. Mack Robinson(3)(5)(8)                                4,998,752         59.9%        463,600          5.1%           54.6%
Thomas J. Stultz(1)                                          2,250           *           26,011           *              *
Bull Run Corporation(9)                                  3,123,897         39.3%        111,750          1.3%           35.4%
Mario J. Gabelli(10)                                       340,145          5.0%      2,357,741         26.8%            7.5%
George H. Nader(11)                                        359,998          5.3%             -0-          *              4.7%
Shapiro Capital Management Company, Inc.(12)                    -0-          *        1,513,021         17.2%            2.0%
All directors and executive officers as a group          5,363,956         64.2%      1,403,562         15.0%           59.3%

*     Less than 1%.

(1) Includes options to purchase the Company's Class B Common Stock, as follows: each of Messrs. Boger, Mayher, Newton and Norton and Mrs. Robinson - 5,000 shares of the Company's Class B Common Stock; Mr. Martin
      - 11,250 shares of the Company's Class B Common Stock; Mr. Beizer - 42,000 shares of the Company's Class B Common Stock and Mr. Stultz - 22,500 shares of the Company's Class B Common Stock.

(2) Includes 213,228 shares of the Company's Class B Common Stock owned by Mr. Deaver's wife, as to which shares he disclaims beneficial ownership. Includes options to purchase 15,000 shares of the Company's Class B Common Stock.

(3) Includes 2,017,647 shares of the Company's Class A Common Stock and 11,750 shares of the Company's Class B Common Stock owned by Bull Run Corporation and warrants to purchase 1,106,250 shares of the Company's Class A Common Stock and 100,000 shares of the Company's Class B Common Stock owned by Bull Run Corporation, as described in footnote (9) below, because Messrs. Howell, Prather and Robinson are directors and officers of Bull Run

      Corporation and Messrs. Prather and Robinson are principal shareholders of Bull Run Corporation. In addition, Mrs. Robinson is the spouse of Mr. Robinson. Each of Messrs. Howell, Prather and Robinson and Mrs. Robinson disclaims beneficial ownership of the shares owned by Bull Run Corporation.

(4) Includes 59,075 shares of the Company's Class A Common Stock owned by Mr. Howell's wife directly and as trustee for her children, as to which shares he disclaims beneficial ownership.

(5) Includes as to Messrs. Robinson and Howell and Mrs. Robinson, an aggregate of 523,605 shares of the Company's Class A Common Stock and 16,000 shares of the Company's Class B Common Stock owned by certain companies of which Mr. Howell is an officer and a director, Mr. Robinson is an officer, director and a principal or sole shareholder and Mrs. Robinson is a director. Also includes warrants to purchase 37,500 shares of the Company's Class A Common Stock owned by one of these companies.

(6) Includes 225 shares of the Company's Class A Common Stock and 100 shares of the Company's Class B Common Stock owned by Mr. Prather's wife, as to which shares he disclaims beneficial ownership. Includes options to purchase 9,337 shares of the Company's Class A Common Stock and options to purchase 166,000 shares of the Company's Class B Common Stock.

(7) Includes: (1) an aggregate of 401,975 shares of the Company's Class A Common Stock and 92,950 shares of the Company's Class B Common Stock, options to purchase 10,000 shares of the Company's Class A Common Stock, options to purchase 165,000 shares of the Company's Class B Common Stock and warrants to purchase 75,000 shares of the Company's Class A Common Stock owned by Mrs. Robinson's husband, as to which shares Mrs. Robinson disclaims beneficial ownership; (2) warrants to purchase 112,500 shares of the Company's Class A Common Stock; and (3) 336,950 shares of the Company's Class A Common Stock, 40,000 shares of the Company's Class B Common Stock and warrants to purchase 150,000 shares of the Company's Class A Common Stock owned by Mrs. Robinson, as trustee for her daughters. Mrs. Robinson disclaims beneficial ownership of all such securities. Mrs. Robinson's address is 4370 Peachtree Road NE, Atlanta, Georgia 30319.

(8) Includes: (1) options to purchase 10,000 shares of the Company's Class A Common Stock and options to purchase 165,000 shares of the Company's Class B Common Stock; (2) warrants to purchase 75,000 shares of the Company's Class A Common Stock held by Mr. Robinson; and (3) 564,275 shares of the Company's Class A Common Stock and 72,900 shares of the Company's Class B Common Stock owned by Mr. Robinson's wife directly and as trustee for their daughters, options to purchase 5,000 shares of the Company's Class B Common Stock and warrants to purchase 262,500 shares of the Company's Class A Common Stock held by Mr. Robinson's wife directly and as trustee for their daughters. Mr. Robinson disclaims beneficial ownership of all such securities. Mr. Robinson's address is 4370 Peachtree Road NE, Atlanta, Georgia 30319.

(9) Includes warrants to purchase 1,106,250 shares of the Company's Class A Common Stock and 100,000 shares of the Company's Class B Common Stock. The address of Bull Run Corporation is 4370 Peachtree Road NE, Atlanta, Georgia 30319.

(10) This information was furnished to the Company on a Schedule 13D filed by Gabelli Funds, Inc. and also by Mario J. Gabelli and various entities which he directly or indirectly controls or for which he acts as chief investment officer. The Schedule 13D reports the beneficial ownership of the Company's Class A Common Stock as follows: Gabelli Funds, LLC -115,125 shares; GAMCO Investors, Inc.-180,200 shares; Gabelli Securities, Inc. - 4,070 shares and Gabelli

      Performance Partnership, L.P.-40,750 shares. The Schedule 13D reports the beneficial ownership of the Company's Class B Common Stock as follows:
      Gabelli Funds, LLC -810,000 shares; GAMCO Investors, Inc.-1,449,201 shares; Gabelli Securities, Inc. - 13,440; Gabelli International Limited-44,100 shares; Gabelli Advisers, Inc. -30,000 shares and Gabelli Performance Partnership, L.P. -11,000 shares. GAMCO Investors, Inc. only has the authority to vote 1,391,451 of the shares beneficially held by it. The address of Mr. Gabelli and Gabelli Funds, Inc. is One Corporate Center, Rye, New York 10580.

(11) Mr. Nader's address is P.O. Box 271, 1011 Fifth Avenue, West Point, Georgia 31833.

(12) This information was furnished to the Company on a Schedule 13G filed by Shapiro Capital Management Company, Inc., the address of which is 3060 Peachtree Road NW, Atlanta, Georgia 30306.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      J. Mack Robinson, President, Chief Executive Officer and a director of the Company, is Chairman of the Board of Bull Run Corporation, a principal shareholder of the Company ("Bull Run") and the beneficial owner of approximately 23.4% of the outstanding shares of Bull Run common stock (including certain shares as to which such beneficial ownership is disclaimed by Mr. Robinson). Robert S. Prather, Jr., Executive Vice President-Acquisitions and a director of the Company, is President, Chief Executive Officer and a director of Bull Run and the beneficial owner of approximately 8.4% of the outstanding shares of Bull Run common stock (including certain shares as to which such beneficial ownership is disclaimed by Mr. Prather). Bull Run is the owner of 13.0% of the total outstanding common stock of the Company. Hilton H. Howell, Jr., Executive Vice President and a director of the Company, is Vice President, Secretary and a director of Bull Run. Bull Run and the executive officers and directors mentioned above, and their affiliates, hold or have the right to vote in the aggregate approximately 49.9% in voting power of the currently outstanding common stock of the Company. Furthermore, if all options and warrants that are currently outstanding were exercised, their voting power would increase to approximately 57.7%.

      Harriett J. Robinson serves as a director of Delta Life Insurance Company and Delta Fire and Casualty Insurance Company that are both holders of a portion of the Company's preferred stock.

      Mr. J. Mack Robinson is the father-in-law and Mrs. Harriett J. Robinson is the mother-in-law of Mr. Hilton H. Howell, Jr. Mr. and Mrs. Robinson are husband and wife.

      Gray Kentucky Television, Inc., a subsidiary of the Company ("Gray Kentucky"), is a party to a rights sharing agreement with Host Communications, Inc., a wholly owned subsidiary of Bull Run ("Host"). Pursuant to this agreement, the parties agreed to exploit Host's rights to broadcast and market certain University of Kentucky football and basketball games and related activities. Pursuant to such agreement, Gray Kentucky is licensed to broadcast certain University of Kentucky football and basketball games and related activities. Under this agreement, Gray Kentucky also provides Host with production and certain marketing services and Host provides accounting and various marketing services. During the year ended December 31, 2001, the Company paid approximately $125,000 under this rights sharing agreement.

      During 2001, the Company paid preferred stock dividends of $616,347 to the holders of the Company's Series A and Series B preferred stock which consisted of Bull Run, J. Mack Robinson and certain of his affiliates.

      On December 3, 2001, the Company exercised its option to acquire 301,119 shares of the outstanding common stock of Sarkes Tarzian, Inc. ("Tarzian") from Bull Run. Bull Run had purchased these same shares from U.S. Trust Company of Florida Savings Bank as Personal Representative of the Estate of Mary Tarzian (the "Estate") in January 1999.

      Gray paid $10 million to Bull Run to complete the acquisition of the 301,119 shares of Tarzian. The Company has previously capitalized and paid to Bull Run $3.2 million of costs associated with the Company's option to acquire these shares. In connection with the option agreement, the Company granted warrants to Bull Run to purchase up to 100,000 shares of the Company's Class B Common Stock at $13.625 per share. The warrants vested immediately upon the Company's exercise of its option to purchase the Tarzian Shares. The warrants expire on December 3, 2011 (10 years following the date on which the Company exercised its option).

      On February 12, 1999, Tarzian filed a complaint against Bull Run and the Estate in the United States District Court for the Southern District of Indiana. Tarzian claims that it had a binding and enforceable contract to purchase the Tarzian shares from the Estate prior to Bull Run's purchase of the shares, and requests judgment providing that the contract be enforced. On May 3, 1999, the action was dismissed without prejudice against Bull Run, leaving the Estate as the sole defendant. The litigation between the Estate and Tarzian is ongoing and the Company cannot predict when the final resolution of the litigation will occur. The purchase agreement with the Estate provides that if a court of competent jurisdiction awards title to the Tarzian shares to a person or entity other than the purchaser (or its successors or assigns), the purchase agreement will be rescinded and the Estate will be required to pay for the benefit of Gray, as successor in interest, the full $10 million purchase price, plus interest.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

      (a) (1) AND (2) LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES.

      (1)   FINANCIAL STATEMENTS.

      The following consolidated financial statements of Gray Communications Systems, Inc. are included in Item 8:

      Report of Independent Auditors

      Consolidated Balance Sheets at December 31, 2001 and 2000

      Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999

      Consolidated Statements of Stockholders' Equity for the years ended December 31, 2001, 2000 and 1999

      Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999

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

      (B)   REPORTS ON FORM 8-K.

      8-K filed on December 21, 2001 relating to the closing of a $180 million private placement of notes.

      (C)   EXHIBITS.

EXHIBIT
  NO.                          DESCRIPTION
-------                        -----------
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

EXHIBIT
  NO.                          DESCRIPTION
-------                        -----------
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

EXHIBIT
  NO.                          DESCRIPTION
-------                        -----------
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

  4.12      Third Amended and Restated Loan Agreement Dated as of September 25,
              2001 by and among Gray Communications Systems, Inc., as Borrower;
              The Financial Institutions Signatory Hereto, as Lenders; and Bank of America, N.A., as Administrative Agent for the Lenders with Banc of America Securities LLC and First Union Securities, Inc. as
              Co-Lead Arrangers and Joint Book Managers; and First Union
              National Bank, as Syndication Agent (incorporated by reference to
              Exhibit 10.1 to the Company's Form 10-Q dated September 30, 2001)

  4.13      Indenture for the Company's 9 1/4% Senior Subordinated Notes due
              2011, dated as of December 15, 2001.

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

  10.3      Warrant, dated January 4, 1996, to purchase 487,500 shares of Class
              A Common Stock (incorporated by reference to the Form S-1)

  10.4      Employment Agreement, dated February 12, 1996 between the Company and Robert A. Beizer (incorporated by reference to the Form S-1)

  10.5      Form of Preferred Stock Exchange and Purchase Agreement between the
              Company and Bull Run Corporation (incorporated by reference to the Form S-1)

  10.6      Form of Warrant to purchase 500,000 shares of Class A Common Stock
              (incorporated by reference to the Form S-1)

EXHIBIT
  NO.                          DESCRIPTION
-------                        -----------
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

  10.10     Agreement and Plan of Merger by and among Gray Communications
              Systems, Inc., Gray Communications of Texas, Inc. and KWTX
              Broadcasting Company dated as of April 13, 1999 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended March 31, 1999)

  10.11     Agreement and Plan of Merger by and among Gray Communications
              Systems, Inc., Gray Communications of Texas, Inc. and Brazos
              Broadcasting Company dated as of April 13, 1999 (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended March 31, 1999)

  10.12     Asset Purchase Agreement by and among Gray Communications Systems,
              Inc., Gray Communications of Texas-Sherman, Inc., KXII Licensee
              Corp., KXII Television, Ltd., K-Twelve, Ltd., KBI 1, Inc., KBI 2
              Inc., KXII Properties, Inc. and the Shareholders of KXII
              Properties, Inc. dated as of April 26, 1999 (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q for the quarter ended March 31, 1999)

  16        Letter re: Change in Certifying Accountant

  21        List of Subsidiaries

  23.1      Consent of PricewaterhouseCoopers LLP

  23.2      Consent of Ernst & Young LLP

----------
(d) FINANCIAL STATEMENT SCHEDULES - The response to this section is submitted as a part of (a)(1) and (2).

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         GRAY COMMUNICATIONS SYSTEMS, INC.


Date: March 27, 2002             By:             /s/ J. MACK ROBINSON
                                      ------------------------------------------
                                                   J. Mack Robinson,
                                         President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 27, 2002             By:          /s/ WILLIAM E. MAYHER, III
                                      ------------------------------------------
                                                William E. Mayher, III,
                                                 Chairman of the Board

Date: March 27, 2002             By:             /s/ J. MACK ROBINSON
                                      ------------------------------------------
                                              J. Mack Robinson, Director

Date: March 27, 2002             By:             /s/ RICHARD L. BOGER
                                      ------------------------------------------
                                              Richard L. Boger, Director

Date: March 27, 2002             By:              /s/ RAY M. DEAVER.
                                      ------------------------------------------
                                                Ray M. Deaver, Director

Date: March 27, 2002             By:           /s/ HILTON H. HOWELL, JR.
                                      ------------------------------------------
                                            Hilton H. Howell, Jr., Director

Date: March 27, 2002             By:             /s/ HOWELL W. NEWTON
                                      ------------------------------------------
                                              Howell W. Newton, Director

Date: March 27, 2002             By:                /s/ HUGH NORTON
                                      ------------------------------------------
                                                 Hugh Norton, Director

Date: March 27, 2002             By:          /s/ ROBERT S. PRATHER, JR.
                                      ------------------------------------------
                                           Robert S. Prather, Jr., Director

Date: March 27, 2002             By:           /s/ HARRIETT J. ROBINSON
                                      ------------------------------------------
                                            Harriett J. Robinson, Director

Date: March 27, 2002             By:               /s/ JAMES C. RYAN
                                      ------------------------------------------
                                                    James C. Ryan,
                                       Vice President & Chief Financial Officer

Date: March 27, 2002             By:           /s/ JACKSON S. COWART, IV
                                      ------------------------------------------
                                                Jackson S. Cowart, IV,
                                               Chief Accounting Officer

                        REPORT OF INDEPENDENT ACCOUNTANTS

We have audited the consolidated financial statements of Gray Communications Systems, Inc. as of December 31, 2001 and for the year then ended, and have issued our report thereon dated February 4, 2002, included elsewhere in this Form 10-K. Our audit also included the financial statements schedule of Gray Communications Systems, Inc. listed in Item 14(a) as to information provided as of and for the year ended December 31, 2001. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit.

In our opinion, based on our audit, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


PricewaterhouseCoopers LLP

Atlanta, Georgia
February 4, 2002

                         REPORT OF INDEPENDENT AUDITORS

      We have audited the consolidated financial statements of Gray Communications Systems, Inc. as of December 31, 2000, and for the years in the period ended December 31, 2000 and December 31, 1999, and have issued our report thereon dated January 29, 2001. Our audits also included the financial statement schedule listed in Item 14(a) for the years ended December 31, 2000 and 1999. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

      In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                   Ernst & Young LLP

Atlanta, Georgia
January 29, 2001

                        GRAY COMMUNICATIONS SYSTEMS, INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

             COL. A                          COL. B               COL. C                   COL. D         COL. E
-----------------------------------        ----------    -------------------------     --------------   -----------
                                                                 ADDITIONS
                                                         -------------------------
                                           BALANCE AT    CHARGED TO    CHARGED TO                        BALANCE AT
                                           BEGINNING     COSTS AND        OTHER                            END OF
DESCRIPTION                                OF PERIOD      EXPENSES     ACCOUNTS(2)     DEDUCTIONS (1)      PERIOD
-----------                                ----------    ----------    -----------     --------------    ----------
YEAR ENDED DECEMBER 31, 2001
Allowance for doubtful accounts            $  845,000     $726,000             -0-      $  828,000       $  743,000

YEAR ENDED DECEMBER 31, 2000
Allowance for doubtful accounts            $1,008,000     $577,000             -0-      $  740,000       $  845,000

YEAR ENDED DECEMBER 31, 1999
Allowance for doubtful accounts            $1,212,000     $629,000       $220,000       $1,053,000       $1,008,000

----------
(1)   Deductions are write-offs of amounts not considered collectible.
(2)   Represents amounts recorded in connection with acquisitions. (1)