Form 10-Q
period 2002-03-31
GRAY COMMUNICATIONS SYSTEMS INC /GA/
filed 2002-05-15
CIK 43196

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(MARK ONE)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002.

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _________  TO  _________ .

COMMISSION FILE NUMBER 1-13796

                       GRAY COMMUNICATIONS SYSTEMS, INC.
   ------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          GEORGIA                                               58-0285030
--------------------------------                          ---------------------
(State or other jurisdiction of                              (I.R.S. Employer
  incorporation or organization)                          Identification Number)

                4370 PEACHTREE ROAD, NE, ATLANTA, GEORGIA 30319
   ------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip code)

                                 (404) 504-9828
   ------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
   ------------------------------------------------------------------------
                    (Former name, former address and former
                  fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

      CLASS A COMMON STOCK, (NO PAR VALUE)                     CLASS B COMMON STOCK, (NO PAR VALUE)
------------------------------------------------           -------------------------------------------
      6,848,467 SHARES AS OF MAY 14, 2002                       8,813,017 SHARES AS OF MAY 14, 2002

INDEX

                       GRAY COMMUNICATIONS SYSTEMS, INC.

                                                                                                     PAGE
                                                                                                     ----
PART I.                FINANCIAL INFORMATION

Item 1.                Financial Statements

                       Condensed consolidated balance sheets - March 31, 2002 (Unaudited) and
                           December 31, 2001                                                             3

                       Condensed consolidated statements of operations (Unaudited) -- Three
                           months ended March 31, 2002 and 2001                                          5

                       Condensed consolidated statement of stockholders' equity (Unaudited) --
                           Three months ended March 31, 2002                                             6

                       Condensed consolidated statements of cash flows (Unaudited) -- Three
                           months ended March 31, 2002 and 2001                                          7

                       Notes to condensed consolidated financial statements (Unaudited) -- March
                           31, 2002                                                                      8

Item 2.                Management's Discussion and Analysis of Financial Condition and Results
                           of Operations                                                                14


PART II.               OTHER INFORMATION

Item 6.                Exhibits and Reports on Form 8-K                                                 21

SIGNATURES                                                                                              22

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       GRAY COMMUNICATIONS SYSTEMS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                 MARCH 31,            DECEMBER 31,
                                                                                    2002                  2001
                                                                                -------------         -------------
                                                                                (UNAUDITED)
ASSETS:
Current assets:
     Cash and cash equivalents                                                  $   3,165,379         $     557,521
     Restricted cash for redemption of long-term debt                                     -0-           168,557,417
     Trade accounts receivable, less allowance for doubtful accounts
         of $649,000 and  $743,000, respectively                                   24,926,846            29,722,141
     Recoverable income taxes                                                         987,331               552,177
     Inventories                                                                      969,943               763,430
     Current portion of program broadcast rights                                    2,564,406             3,809,238
     Other current assets                                                             991,862               742,150
                                                                                -------------         -------------
Total current assets                                                               33,605,767           204,704,074
                                                                                -------------         -------------

Property and equipment:
     Land                                                                           4,899,829             4,905,121
     Buildings and improvements                                                    16,932,194            16,904,976
     Equipment                                                                    114,543,965           113,018,560
                                                                                -------------         -------------
                                                                                  136,375,988           134,828,657
     Allowance for depreciation                                                   (75,003,348)          (71,412,314)
                                                                                -------------         -------------
                                                                                   61,372,640            63,416,343

Deferred loan costs, net                                                           11,333,958            14,305,495
Licenses and network affiliation agreements                                       403,794,201           424,384,811
Goodwill                                                                           53,150,505            72,025,145
Consulting and noncompete agreements                                                  794,814               901,216
Other                                                                              14,549,503            14,599,894
                                                                                -------------         -------------

                                                                                $ 578,601,388         $ 794,336,978
                                                                                =============         =============

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                       GRAY COMMUNICATIONS SYSTEMS, INC.
               CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                                                            MARCH 31,            DECEMBER 31,
                                                                                               2002                  2001
                                                                                          -------------         -------------
                                                                                           (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
     Trade accounts payable                                                               $   3,798,498         $   7,632,778
     Employee compensation and benefits                                                       5,985,619             6,002,892
     Accrued expenses                                                                         1,857,252             1,588,302
     Accrued interest                                                                         7,669,877             7,872,585
     Current portion of program broadcast obligations                                         2,393,229             3,655,881
     Deferred revenue                                                                         3,278,279             2,783,069
    Unrealized loss on derivatives                                                            1,192,000             1,581,000
    Current portion of long-term debt                                                           456,000           155,262,277
                                                                                          -------------         -------------
Total current liabilities                                                                    26,630,754           186,378,784

Long-term debt, less current portion                                                        390,992,008           396,182,025
Program broadcast obligations, less current portion                                             575,890               619,320
Supplemental employee benefits                                                                  472,082               397,720
Deferred income taxes                                                                        54,357,563            66,790,563
Other                                                                                         1,695,424             1,772,989
                                                                                          -------------         -------------
                                                                                            474,723,721           652,141,401
                                                                                          -------------         -------------
Commitments and contingencies

Stockholders' equity:
     Serial Preferred Stock, no par value; authorized 20,000,000 shares; issued and outstanding 861 shares, respectively ($8,605,788 aggregate
       liquidation value, respectively)                                                       4,636,663             4,636,663
     Class A Common Stock, no par value; authorized 15,000,000
       shares; issued 7,961,574 shares, respectively                                         20,172,959            20,172,959
     Class B Common Stock, no par value; authorized 15,000,000
       shares; issued 8,808,552 and 8,792,227 shares, respectively                          117,828,691           117,634,928
     Retained earnings                                                                      (30,421,928)            8,089,745
                                                                                          -------------         -------------
                                                                                            112,216,385           150,534,295
    Treasury Stock at cost, Class A Common Stock, 1,113,107 shares,
       respectively                                                                          (8,338,718)           (8,338,718)
                                                                                          -------------         -------------
                                                                                            103,877,667           142,195,577

                                                                                          $ 578,601,388         $ 794,336,978
                                                                                          =============         =============

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                       GRAY COMMUNICATIONS SYSTEMS, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                                        THREE MONTHS ENDED
                                                                                                             MARCH 31,
                                                                                                -----------------------------------
                                                                                                     2002                  2001
                                                                                                -------------         -------------
Operating revenues:
     Broadcasting (net of agency commissions)                                                   $  25,452,470         $  25,042,113
     Publishing                                                                                    10,143,051             9,739,846
     Paging                                                                                         2,009,245             2,146,610
                                                                                                -------------         -------------
                                                                                                   37,604,766            36,928,569
                                                                                                -------------         -------------
Expenses:
     Broadcasting                                                                                  15,481,312            16,307,988
     Publishing                                                                                     7,650,608             7,902,104
     Paging                                                                                         1,383,020             1,435,663
     Corporate and administrative                                                                   1,000,026               944,407
     Depreciation and amortization                                                                  3,733,003             7,850,672
                                                                                                -------------         -------------
                                                                                                   29,247,969            34,440,834
                                                                                                -------------         -------------
Operating income                                                                                    8,356,797             2,487,735
Miscellaneous income, net                                                                              37,936                70,933
Appreciation (depreciation) in value of derivatives, net                                              389,000              (785,442)
                                                                                                -------------         -------------
                                                                                                    8,783,733             1,773,226
Interest expense                                                                                    8,964,710             9,250,952
                                                                                                -------------         -------------
LOSS BEFORE INCOME TAXES, EXTRAORDINARY CHARGE AND CUMULATIVE EFFECT OF ACCOUNTING
     CHANGE                                                                                          (180,977)           (7,477,726)
Income tax benefit                                                                                    (45,800)           (2,450,000)
                                                                                                -------------         -------------
NET LOSS BEFORE EXTRAORDINARY CHARGE AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE                      (135,177)           (5,027,726)
Extraordinary charge on extinguishment of debt, net of income tax benefit of
     $3,957,800                                                                                    (7,317,517)                  -0-
                                                                                                -------------         -------------
NET LOSS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE                                             (7,452,694)           (5,027,726)
Cumulative effect of accounting change, net of income tax benefit of $8,873,400                   (30,591,800)                  -0-
NET LOSS                                                                                          (38,044,494)           (5,027,726)
Preferred dividends                                                                                   154,087               154,087
                                                                                                -------------         -------------
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS                                                       $ (38,198,581)        $  (5,181,813)
                                                                                                =============         =============

Basic and diluted per share information:
     Net loss before extraordinary charge and cumulative effect of accounting change            $       (0.01)        $       (0.32)
     Extraordinary charge on extinguishment of debt, net of income tax benefit                          (0.47)                (0.00)
     Cumulative effect of accounting change, net of income tax benefit                                  (1.95)                (0.00)
     Preferred dividends                                                                                (0.01)                (0.01)
                                                                                                -------------         -------------
     Net loss available to common stockholders                                                  $       (2.44)        $       (0.33)
                                                                                                =============         =============
     Weighted average shares outstanding                                                           15,646,712            15,571,473
                                                                                                =============         =============

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                       GRAY COMMUNICATIONS SYSTEMS, INC.
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

                                                              CLASS A                    CLASS B
                                   PREFERRED STOCK          COMMON STOCK              COMMON STOCK
                                 ------------------   ------------------------   ------------------------    RETAINED
                                 SHARES    AMOUNT       SHARES        AMOUNT       SHARES       AMOUNT       EARNINGS
                                 ------  ----------   ---------    -----------   ---------   ------------  ------------
Balance at December 31, 2001       861   $4,636,663   7,961,574    $20,172,959   8,792,227   $117,634,928     8,089,745
Net loss for  the three months
   ended March 31, 2002             -0-          -0-         -0-            -0-         -0-            -0-  (38,044,494)
Common Stock cash dividends
     ($0.02) per share              -0-          -0-         -0-            -0-         -0-            -0-     (313,092)
Preferred Stock dividends           -0-          -0-         -0-            -0-         -0-            -0-     (154,087)
Issuance of Common Stock:
     401(k) plan                    -0-          -0-         -0-            -0-     16,325        193,763            -0-
                                   ---   ----------   ---------    -----------   ---------   ------------  ------------
Balance at March 31, 2002          861   $4,636,663   7,961,574    $20,172,959   8,808,552   $117,828,691  $(30,421,928)
                                   ===   ==========   =========    ===========   =========   ============  ============

                                           CLASS A
                                       TREASURY STOCK
                                 --------------------------
                                   SHARES          AMOUNT          TOTAL
                                 ----------     -----------    ------------
Balance at December 31, 2001     (1,113,107)    $(8,338,718)   $142,195,577
Net loss for  the three months
   ended March 31, 2002                  -0-             -0-    (38,044,494)
Common Stock cash dividends
     ($0.02) per share                   -0-             -0-       (313,092)
Preferred Stock dividends                -0-             -0-       (154,087)
Issuance of Common Stock:
     401(k) plan                         -0-             -0-        193,763
                                 ----------     -----------    ------------
Balance at March 31, 2002        (1,113,107)    $(8,338,718)   $103,877,667
                                 ==========     ===========    ============

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                       GRAY COMMUNICATIONS SYSTEMS, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                   THREE MONTHS ENDED MARCH 31,
                                                                                -----------------------------------
                                                                                    2002                  2001
                                                                                -------------         -------------
Operating activities
Net loss                                                                        $ (38,044,494)        $  (5,027,726)
Adjustments to reconcile net loss to net cash provided by operating activities:
     Cumulative effect of accounting change                                        30,591,800                   -0-
     Amortization of bond discount                                                     36,045                   -0-
     Depreciation                                                                   3,626,823             4,270,780
     Amortization of intangible assets                                                106,180             3,579,892
     Amortization of deferred loan costs                                              352,231               385,491
     Amortization of program broadcast rights                                       1,320,461             1,352,940
     Write-off of loan acquisition costs related to debt extinguished               3,030,266                   -0-
     Payments for program broadcast rights                                         (1,321,567)           (1,352,820)
     Supplemental employee benefits                                                   (22,661)              (82,548)
     Common stock contributed to 401(k) Plan                                          193,763               203,768
     (Appreciation) depreciation in value of derivatives, net                        (389,000)              785,442
     Deferred income taxes                                                         (3,559,550)           (2,552,000)
     Gain on disposal of assets                                                       (15,715)              (15,786)
     Changes in operating assets and liabilities:
        Receivables, inventories and other current assets                           3,903,916             5,472,603
        Accounts payable and other current liabilities                                457,038              (664,266)
                                                                                -------------         -------------
Net cash provided by operating activities                                             265,536             6,355,770

Investing activities
    Restricted cash for redemption of long-term debt                              168,557,417                   -0-
    Purchases of property and equipment                                            (5,243,855)             (675,960)
    Other                                                                             (60,762)               30,094
                                                                                -------------         -------------
 Net cash provided by (used in) investing activities                              163,252,800              (645,866)

Financing activities
    Dividends paid                                                                   (467,179)             (465,991)
    Deferred loan costs                                                              (410,960)                  -0-
    Proceeds from issuance of common stock                                                -0-               519,858
    Proceeds from sale of treasury stock                                                  -0-               166,917
    Proceeds from borrowings of long-term debt                                      5,272,346             4,950,000
    Payments on long-term debt                                                   (165,304,685)          (11,990,940)
                                                                                -------------         -------------
Net cash used in financing activities                                            (160,910,478)           (6,820,156)
                                                                                -------------         -------------

Increase (decrease) in cash and cash equivalents                                    2,607,858            (1,110,252)
Cash and cash equivalents at beginning of period                                      557,521             2,214,838
                                                                                -------------         -------------
Cash and cash equivalents at end of period                                      $   3,165,379         $   1,104,586
                                                                                =============         =============

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

NOTE A--BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of Gray Communications Systems, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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

         In 1999, the Company entered into an interest rate swap agreement that is designated as a hedge against fluctuations in interest expense resulting from a portion of its variable rate debt. Due to the terms of the interest rate swap agreement, it does not qualify for hedge accounting under SFAS 133. Therefore, the changes in the fair value of the interest rate swap agreement are recorded in the Company's earnings as income or expense in the period in which the change in value occurs. During the three months ended March 31, 2002, the estimated liability associated with the interest rate swap agreement decreased and the Company recognized appreciation in the value of its derivative of $389,000. As a result of the adoption of SFAS 133 and the general decrease in market interest rates during the quarter ended March 31, 2001, the estimated liability associated with the interest rate swap agreement increased and the Company recognized depreciation in the value of its derivative of $785,442.

Earnings Per Share

         The Company computes earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("EPS"). The weighted average number of shares used in computing basic and diluted loss per share was 15,646,712, and 15,571,473 in the three month periods ended March 31, 2002 and 2001, respectively. Dilutive securities of 230,487 and 790,961 are not included in the calculation of diluted EPS in the three month periods ending March 31, 2002 and 2001, respectively, because these securities would have an antidilutive effect.

Implementation of New Accounting Principle

         In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). These standards change the accounting for business combinations by, among other things, prohibiting the prospective use of pooling-of-interests accounting and requiring companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life. Instead, goodwill and intangible assets deemed to have an indefinite useful life will be subject to an annual review for impairment. The new standards were effective for the Company on January 1, 2002. Upon adoption of SFAS 142, the Company recorded a one-time, non-cash charge of approximately $39.5 million ($30.6 million after income taxes) to reduce the carrying value of its goodwill, licenses and network affiliation agreements. Such charge is reflected as a cumulative effect of an accounting change in the accompanying condensed consolidated statement of operations. For additional discussion on the impact of adopting SFAS 142, see Note D.

NOTE A--BASIS OF PRESENTATION (CONTINUED)

Reclassifications

         Certain prior year amounts in the accompanying condensed consolidated financial statements have been reclassified to conform with the 2002 presentation.

NOTE B--BUSINESS ACQUISITION

         On April 1, 2002, the Company entered into a Letter of Intent to acquire Stations Holding Company, Inc., the parent company of Benedek Broadcasting Corporation ("Benedek") in a transaction valued at approximately $500 million. The acquisition is subject to execution of a definitive agreement, which the companies expect to execute soon, as well as approval by the Federal Communications Commission of the transfer of control of Benedek's television licenses. The transaction is also subject to approval of the Delaware bankruptcy court with jurisdiction over the reorganization of Stations Holding Company, Inc. Management continues to believe that the transaction will close by the fourth quarter of 2002.

         The Company intends to finance the acquisition by issuing a combination of debt and equity securities. The Company is considering, among other alternatives, raising the equity financing through a secondary public offering of the Company's Common Stock.

NOTE C--LONG-TERM DEBT

         On December 21, 2001, the Company completed its sale of $180 million aggregate principal amount of Senior Subordinated Notes due 2011 (the "9 1/4% Notes"). On this same date, the Company instructed the trustee for the 10 5/8% Senior Subordinated Notes (the "10 5/8% Notes") to commence the redemption, in full, of the remaining 10 5/8% Notes outstanding. Gray deposited cash of approximately $168.6 million with the 10 5/8% Notes' trustee, to redeem the aggregate principal amount of the 10 5/8% Notes outstanding of $155.2 million and to fund associated premium costs of $8.2 million, accrued interest of $3.7 million and certain other related expenses of $1.5 million. This cash was funded from the net proceeds of the 9 1/4% Notes and was included in the consolidated balance sheet at December 31, 2001 as "restricted cash for redemption of long-term debt". The redemption was completed on January 22, 2002 and all obligations associated with the 10 5/8% Notes as well as the rights associated with the restricted cash were extinguished on that date. The Company recorded an extraordinary charge of approximately $11.3 million ($7.3 million after income tax) in the quarter ended March 31, 2002 in connection with this early extinguishment of debt.

         At March 31, 2002, the balance outstanding and the balance available under the Company's bank loan agreement were $212.5 million and $37.5 million, respectively, and the interest rate on the balance outstanding was 5.3%.

NOTE D--GOODWILL AND INTANGIBLE ASSETS

         As discussed in Note A, in January 2002, the Company adopted SFAS 142, which requires companies to discontinue amortizing goodwill and certain intangible assets with indefinite useful lives. Instead, SFAS 142 requires that goodwill and intangible assets deemed to have an indefinite useful life be reviewed for impairment upon adoption of SFAS 142 and annually thereafter. The Company will perform its annual impairment review during the fourth quarter of each year, commencing in the fourth quarter of 2002. Other intangible assets will continue to be amortized over their useful lives.

         Under SFAS 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. As of January 1, 2002, the Company performed the first of the required impairment tests of goodwill and indefinite lived intangible assets. Under SFAS 142, the annual impairment tests are performed at the lowest level for which there are identifiable cash flows. As a result of implementing SFAS 142 and the required impairment tests at January 1, 2002, the Company recognized a non-cash impairment of goodwill and other

NOTE D--GOODWILL AND INTANGIBLE ASSETS (CONTINUED)

intangible assets of $39.5 million ($30.6 million net of income taxes). Such charge is reflected as a cumulative effect of an accounting change in the accompanying condensed consolidated statement of operations. In calculating the impairment charge, the fair value of the reporting units underlying the segments were estimated using a discounted cash flow methodology.

         The Company expects to receive future benefits from previously acquired goodwill and licenses over an indefinite period of time. Upon adoption of SFAS 142 on January 1, 2002, the Company stopped amortizing these assets. Amortization of these assets totaled $3.5 million ($2.6 million after income taxes) for the quarter ended March 31, 2001.

         A summary of changes in the Company's goodwill and other intangible assets during the quarter ended March 31, 2002, by business segment is as follows (in thousands):

                                                    DECEMBER 31,                                        MARCH 31,
                                                        2001          IMPAIRMENTS      AMORTIZATION       2002
                                                    ------------      -----------      ------------     --------
Goodwill:
   Broadcasting                                      $  55,241         $(18,874)           $ -0-        $ 36,367
   Publishing                                           16,779              -0-              -0-          16,779
   Paging                                                    5              -0-              -0-               5
                                                     ---------         --------            -----        --------
                                                     $  72,025         $(18,874)           $ -0-        $ 53,151
                                                     =========         ========         ========        ========

Licenses and network affiliation
   agreements:
   Broadcasting                                      $ 407,592         $(10,291)           $ -0-        $397,301
   Paging                                               16,793          (10,300)             -0-           6,493
                                                     ---------         --------            -----        --------
                                                     $ 424,385         $(20,591)           $ -0-        $403,794
                                                     =========         ========            =====        ========
Consulting and noncompete agreements:
   Publishing                                        $     901         $    -0-            $(106)       $    795
                                                     =========         ========            =====        ========

Total intangible assets net of
   accumulated amortization                          $ 497,311         $(39,465)           $(106)       $457,740
                                                     =========         ========            =====        ========

         As of March 31, 2002 and December 31, 2001, the Company's intangible assets and related accumulated amortization consisted of the following (in thousands):

                                                AS OF MARCH 31, 2002                               AS OF DECEMBER 31, 2001
                                    --------------------------------------------        --------------------------------------------
                                                     ACCUMULATED                                         ACCUMULATED
                                      GROSS         AMORTIZATION           NET            GROSS         AMORTIZATION           NET
                                    ---------       ------------        --------        ---------       ------------        --------
Intangible assets not
   subject to amortization:
   Licenses and network
     affiliation agreements         $ 454,246         $ (50,452)        $403,794        $ 474,836         $ (50,451)        $424,385
   Goodwill                            59,441            (6,290)          53,151           78,315            (6,290)          72,025
                                    ---------         ---------         --------        ---------         ---------         --------
                                    $ 513,687         $ (56,742)        $456,945        $ 553,151         $ (56,741)        $496,410
                                    =========         =========         ========        =========         =========         ========

Intangible assets subject to
   amortization:
   Consulting and noncompete
   agreements                       $   3,105         $  (2,310)        $    795        $   3,105         $  (2,204)        $    901
                                    =========         =========         ========        =========         =========         ========

Total intangibles                   $ 516,792         $ (59,052)        $457,740        $ 556,256         $ (58,945)        $497,311
                                    =========         =========         ========        =========         =========         ========

NOTE D--GOODWILL AND INTANGIBLE ASSETS (CONTINUED)

         The Company recorded amortization expense of $106,000 during the first quarter of 2002 compared to $122,000 on a pro forma basis during the first quarter of 2001. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for the succeeding 5 years are as follows: 2002: $426,607; 2003: $425,600; and 2004: $50,000. As acquisitions and dispositions occur in the future, these amounts may vary.

         The results for the quarter ended March 31, 2001 on a historical basis do not reflect the provisions of SFAS 142. Had the Company adopted SFAS 142 on January 1, 2001, the historical amounts would have been changed to the adjusted amounts as indicated in the table below (in thousands except per share data):

                                                                                                THREE MONTHS ENDED
                                                                                                     MARCH 31,
                                                                                            ---------------------------
                                                                                               2002              2001
                                                                                            ---------         ---------
Reported net loss before extraordinary charge and cumulative effect of accounting
     change                                                                                 $    (135)        $  (5,028)
Elimination of amortization of goodwill, net of income tax                                        -0-               437

Elimination of amortization of licenses and network affiliation agreements, net of
     income tax                                                                                   -0-             2,190
                                                                                            ---------         ---------
Adjusted net loss before extraordinary charge and cumulative effect of accounting
change                                                                                      $    (135)        $  (2,401)
                                                                                            =========         =========

Basic and diluted per share information:
     Net loss before extraordinary charge and cumulative effect of accounting change            (0.01)            (0.32)
     Elimination of amortization of goodwill, net of income tax                                 (0.00)             0.03
     Elimination of amortization of licenses and network affiliation agreements,
         net of income tax                                                                      (0.00)             0.14
                                                                                            ---------         ---------
     Adjusted net loss before extraordinary charge and cumulative effect of
         accounting change                                                                  $   (0.01)        $   (0.15)
                                                                                            =========         =========

NOTE E--INFORMATION ON BUSINESS SEGMENTS

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

                                         THREE MONTHS ENDED
                                             MARCH 31,
                                     ------------------------
                                       2002            2001
                                     --------        --------
Operating revenues:
     Broadcasting                    $ 25,453        $ 25,042
     Publishing                        10,143           9,740
     Paging                             2,009           2,147
                                     --------        --------
                                     $ 37,605        $ 36,929
                                     ========        ========

NOTE E--INFORMATION ON BUSINESS SEGMENTS (CONTINUED)

                                        THREE MONTHS ENDED
                                             MARCH 31,
                                     ------------------------
                                       2002            2001
                                     --------        --------
Operating income:
     Broadcasting                    $  6,270        $  1,369
     Publishing                         1,785             969
     Paging                               302             150
                                     --------        --------
Total operating income                  8,357           2,488

Miscellaneous income, net                                                   38               71
Appreciation (depreciation) in value of derivatives, net                   389             (786)
Interest expense                                                        (8,965)          (9,251)
Loss before income taxes                                              $   (181)        $ (7,478)
                                                                      ========         ========

Media Cash Flow:
   Broadcasting                                                       $ 10,101         $  8,875
   Publishing                                                            2,535            1,877
   Paging                                                                  638              723
                                                                      --------         --------
                                                                      $ 13,274         $ 11,475
                                                                      ========         ========

 Media Cash Flow reconciliation:
   Operating income                                                   $  8,357         $  2,488
   Add:
   Amortization of program broadcast rights                              1,321            1,353
   Depreciation and amortization                                         3,733            7,851
   Corporate overhead                                                    1,000              944
   Non-cash compensation and contributions to the Company's
     401(k) plan, paid in common stock                                     185              192
   Less:
  Payments for program broadcast obligations                            (1,322)          (1,353)
                                                                      --------         --------
Media Cash Flow                                                       $ 13,274         $ 11,475
                                                                      ========         ========

         Operating income is total operating revenues less operating expenses, excluding miscellaneous income and expense (net), appreciation (depreciation)in value of derivatives, net and interest. Corporate and administrative expenses are allocated to operating income based on net segment revenues.

NOTE F--PREFERRED STOCK

         On April 22, 2002, the Company issued $40 million (4,000 shares) of redeemable and convertible preferred stock to a group of private investors. The preferred stock was designated as Series C Preferred Stock and has a liquidation value of $10,000 per share.

         The Series C Preferred Stock is convertible into the Company's Class B Common Stock at a conversion price of $14.39 per share. The Series C Preferred Stock will be redeemable at the Company's option on or after April 22, 2007 and will be subject to mandatory redemption on April 22, 2012 at liquidation value. Dividends on the Series C Preferred Stock will accrue at 8% per annum until April 22, 2009 after which the dividend rate shall be 8.5% per annum. Dividends, when declared by the Company's board of directors may be paid at the Company's option in cash or additional shares of Series C Preferred Stock.

         As part of the transaction, holders of the Company's Series A and Series B Preferred Stock have exchanged all of the outstanding shares of each respective series, an aggregate fair value of approximately $8.6 million, for an equal number of shares of the Series C Preferred Stock. The excess of the $8.6 million price to redeem the Series A

NOTE F--PREFERRED STOCK (CONTINUED)

and Series B Preferred Stock over its carrying value of $4.6 million was charged to retained earnings upon redemption in April 2002. Upon closing this transaction, the Series C Preferred Stock is the only currently outstanding preferred stock of the Company.

         Net cash proceeds approximated $30.5 million, after transaction fees and expenses and excluding the value of the Series A and Series B Preferred Stock exchanged into the Series C Preferred Stock. The Company used the net cash proceeds to repay all current outstanding borrowings of $13.5 million under the Company's revolving credit facility and intends to use the remaining net cash proceeds for other general corporate purposes.

NOTE G--INCOME TAXES

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

Broadcasting, Publishing and Paging Revenues

         Set forth below are the principal types of broadcasting, publishing and paging revenues earned by the Company's broadcasting, publishing and paging operations for the periods indicated and the percentage contribution of each to the Company's total revenues (dollars in thousands):


                                                                  THREE MONTHS ENDED MARCH 31,
                                                     -------------------------------------------------------
                                                              2002                            2001
                                                     -----------------------        ------------------------
                                                                   PERCENT OF                     PERCENT OF
                                                      AMOUNT          TOTAL          AMOUNT          TOTAL
                                                     -------       ----------       --------      ----------
BROADCASTING
NET REVENUES:
    Local                                            $15,034            40.0%       $ 14,699           39.8%
    National                                           7,122            18.9           6,867           18.6
    Network compensation                               1,273             3.4           1,726            4.7
    Political                                            760             2.0              31            0.1
    Production and other                               1,264             3.4           1,719            4.6
                                                     -------        --------        --------        -------
                                                     $25,453            67.7%       $ 25,042           67.8%
                                                     =======        ========        ========        =======

PUBLISHING
NET REVENUES:
    Retail                                           $ 4,873            13.0%       $  4,555           12.3%
    Classified                                         2,999             8.0           2,998            8.1
    Circulation                                        2,012             5.3           1,875            5.1
    Other                                                259             0.7             312            0.9
                                                     -------        --------        --------        -------
                                                     $10,143            27.0%       $  9,740           26.4%
                                                     =======        ========        ========        =======

PAGING
NET REVENUES:
    Paging lease, sales and service
                                                     $ 2,009             5.3%       $  2,147            5.8%
                                                     =======        ========        ========        =======

TOTAL                                                $37,605           100.0%       $ 36,929          100.0%
                                                     =======        ========        ========        =======

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

         Revenues. Total revenues for the three months ended March 31, 2002 increased $676,000, or 1.8%, over the same period of the prior year, to $37.6 million from $36.9 million. This increase was primarily attributable to the broadcasting and publishing operations.

         Broadcasting revenues increased $410,000, or 1.6%, from the same period of the prior year, to $25.4 million from $25.0 million. This increase in broadcasting revenues reflects the cyclical increase in political revenue. In the first quarter of 2002, the Company had revenues from political advertising of $760,000 compared to $31,000 during the first quarter of 2001. Local advertising revenue increased $335,000, or 2.3%, from the same period of the prior year, to $15.0 million from $14.7 million. National advertising revenue increased $255,000, or 3.7%, from the same period of the prior year to $7.1 million from $6.9 million. These increases in advertising revenues are due in part to an improving economy. The increases in broadcasting revenue were partially offset by a decrease in network compensation and production and other revenue. Network compensation decreased $453,000, or 26.2%, from the same period of the prior year, to $1.3 million from $1.7 million. The decrease in network compensation reflected the ongoing phase out of network compensation at certain of our television stations. Production and other revenue decreased $455,000, or 26.5%, in the current quarter as compared to that of the prior year, to $1.3 million from $1.7 million.

         Publishing revenues increased $403,000, or 4.1%, from the same period of the prior year, to $10.1 million from $9.7 million. This increase was due primarily to an increase in revenues from retail advertising and circulation revenues. Retail advertising revenue increased $318,000, or 7.0%, in the current quarter as compared to the same quarter of the prior year, to $4.9 million from $4.6 million due to average retail price increases. Classified advertising revenue remained consistent at $3.0 million for the first quarter of 2002. Circulation revenue increased $137,000, or 7.3%, from the same period of the prior year, to $2.0 million from $1.9 million. This increase was due primarily to subscription price increases.

         Paging revenues decreased $137,000, or 6.4%, from the same period of the prior year, to $2.0 million from $2.1 million. The decrease was due primarily to price competition and a reduction of units in service. The Company had approximately 72,000 pagers and 88,000 pagers in service at March 31, 2002 and 2001, respectively.

         Operating expenses. Operating expenses for the three months ended March 31, 2002 decreased $5.2 million, or 15.1%, from the same period of the prior year, to $29.2 million from $34.4 million, due primarily to the reduction in amortization of intangibles, lower depreciation expense and decreased broadcasting expenses.

         Broadcasting expenses for the three months ended March 31, 2002 decreased $827,000, or 5.1%, from the same period of the prior year, to $15.5 million from $16.3 million. This decrease resulted primarily from lower employee compensation costs associated with reduced headcount and lower fringe benefit costs, promotional costs and bad debt charges.

         Publishing expenses for the three months ended March 31, 2002 decreased $251,000, or 3.2%, from the same period of the prior year, to $7.7 million from $7.9 million. This decrease was the result of reduced employee-related compensation costs, lower newsprint costs resulting from a decline in newsprint prices and decreased promotional spending, partially offset by increased bad debt charges.

         Paging expenses for the three months ended March 31, 2002 decreased $53,000, or 3.7%, from the same period of the prior year, to $1.4 million.

         Corporate and administrative expenses for the three months ended March 31, 2002 increased $56,000, or 5.9%, from the same period of the prior year to $1.0 million from $944,000 due to higher payroll-related costs.

         Depreciation of property and equipment and amortization of intangible assets was $3.7 million for the three months ended March 31, 2002, as compared to $7.9 million for the same period of the prior year, a decrease of $4.1 million, or 52.4%. Depreciation of property and equipment decreased $645,000 or 15.1% from the first quarter of the prior year. This decrease can be attributed to certain assets becoming fully depreciated in the fourth quarter of 2001. Effective January 1, 2002, the Company implemented the Statement of Financial Accounting Standards No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under these new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with these standards. In accordance with these standards, amortization of intangibles decreased $3.5 million or 97.0% from the first quarter of the prior year. Amortization expense of $3.5 million was recorded in the three months ended March 31, 2001 for goodwill and other intangibles that are no longer being amortized in the three months ended March 31, 2002.

         Miscellaneous income. Miscellaneous income for the three months ended March 31, 2002 was $38,000 compared to $71,000 for the three months ended March 31, 2001. The decrease in miscellaneous income can be attributed to a reduction in interest income associated with overnight cash investments and interest received on a state tax refund in the first quarter of 2001.

         Appreciation (depreciation) in value of derivatives, net. On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and for Hedging Activities," as amended ("SFAS 133"). In accordance with SFAS 133, the Company recorded its interest rate swap agreement at market value on January 1, 2001. Any changes in market value of the interest rate swap agreement after January 1, 2001 are recorded as income or expense in the Company's statement of operations. The Company recognized income associated with the derivative of $389,000 in the three months ended March 31, 2002 and recognized depreciation expense associated with the derivative of $785,000 for the three months ended March 31, 2001. In the prior year, depreciation was experienced primarily due to decreasing market interest rates. In the current year, market interest rates have remained low however as interest payments on the swap agreement are made the remaining estimated liability has decreased. This decrease in the estimated remaining liability generated the $389,000 of income recorded in the current year.

         Interest expense. Interest expense decreased $286,000, or 3.1%, to $9.0 million for the three months ended March 31, 2002 from $9.3 million for the three months ended March 31, 2001. This decrease was due to lower interest rates.

         Income tax benefit. Income tax benefit for the three months ended March 31, 2002 and March 31, 2001 was $46,000 and $2.5 million, respectively. The decrease in the income tax benefit was directly attributable to the decrease in net loss before tax in the current quarter as compared to the first quarter of the prior year.

         Extraordinary charge on extinguishment of debt, net of income tax benefit. On December 21, 2001, the Company completed its sale of $180 million aggregate principal amount of its 9 1/4% Senior Subordinated Notes due 2011 (the "9 1/4% Notes"). On this same date, the Company instructed the trustee for its 10 5/8% Senior Subordinated Notes due 2006 (the "10 5/8% Notes") to commence the redemption in full of the 10 5/8% Notes. The net proceeds from the sale of the 9 1/4% Notes was used for the redemption of the 10 5/8% Notes. The redemption was completed on January 22, 2002 and all obligations associated with the 10 5/8% Notes were extinguished on that date. The Company recorded an extraordinary charge of approximately $11.3 million ($7.3 million after income tax) in the quarter ended March 31, 2002 in connection with this early extinguishment of debt.

         Cumulative effect of accounting change, net of income tax benefit. On January 1, 2002, the Company adopted SFAS 142, which requires companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life. Instead, SFAS 142 requires that goodwill and intangible assets deemed to have an indefinite useful life be reviewed for impairment upon adoption of SFAS 142 and annually thereafter. Under SFAS 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. As of January 1, 2002, the Company performed the first of the required impairment tests of goodwill and indefinite lived intangible assets. As a result of the required impairment test, in the quarter ended March 31, 2002, the Company recognized a non-cash impairment of goodwill and other intangible assets of $39.5 million ($30.6 million net of income taxes). Such charge is reflected as a cumulative effect of an accounting change in the accompanying condensed consolidated statement of operations. In calculating the impairment charge, the fair value of the reporting units underlying the segments were estimated using a discounted cash flow methodology.

         Net loss available to common stockholders. Net loss available to common stockholders of the Company for the three months ended March 31, 2002 and March 31, 2001 was $38.2 million and $5.2 million, respectively.

OUTLOOK

         With the adoption of Regulation FD by the Securities and Exchange Commission, the Company is providing this guidance to widely disseminate the Company's outlook for the full year 2002. The guidance being provided is based on the economic and market conditions as of May 14, 2002. The Company can give no assurances as to how changes in those conditions may affect the current expectations. The Company assumes no obligation to update the guidance or expectations contained in this "Outlook" section. All matters discussed in this "Outlook" section are forward-looking and, as such, persons relying on this information should refer to the "Cautionary Statements for Purposes of the `Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995" section below.

Outlook for Full Year 2002

         The Company currently believes that the general economic conditions including the modest increase in advertising expenditures experienced during the first quarter of 2002 will continue to gradually improve during the remainder of 2002. Accordingly, the Company currently anticipates that broadcast local and national revenue, excluding political revenue, and publishing revenues will demonstrate in the aggregate, modest low to mid single digit percentage increases over 2001 results throughout 2002. In addition, 2002 is a political election year and the Company expects its broadcast operations to benefit from the cyclical return of political advertising. The Company notes that in both 1998 and 2000 its television stations recorded approximately $9 million of political revenue in each year.

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

LIQUIDITY AND CAPITAL RESOURCES

Benedek Acquisition

         On April 1, 2002, the Company entered into a Letter of Intent to acquire Stations Holding, Inc., the parent company of Benedek Broadcasting Corporation ("Benedek") in a transaction valued at approximately $500 million. The acquisition is subject to execution of a definitive agreement, which the companies expect to execute soon, as well as approval by the Federal Communications Commission (the "FCC") of the transfer of control of Benedek's television licenses. The transaction is also subject to approval of the Delaware bankruptcy court with jurisdiction over the reorganization of Stations Holding Company, Inc. Management continues to believe that the transaction will close by the fourth quarter of 2002.

         The Company intends to finance the acquisition by issuing a combination of debt and equity securities. The Company is considering, among other alternatives, raising the equity financing through a secondary public offering of the Company's Common Stock.

Issuance of Series C Preferred Stock

         On April 22, 2002, the Company issued $40 million (4,000 shares) of redeemable and convertible preferred stock to a group of private investors. The preferred stock was designated as Series C Preferred Stock and has a liquidation value of $10,000 per share.

         The Series C Preferred Stock is convertible into the Company's Class B Common Stock at a conversion price of $14.39 per share. The Series C Preferred Stock will be redeemable at the Company's option on or after April 22, 2007 and will be subject to mandatory redemption on April 22, 2012 at liquidation value. Dividends on the Series C Preferred Stock will accrue at 8% per annum until April 22, 2009 after which the dividend rate shall be 8.5% per annum. Dividends, when declared by the Company's board of directors may be paid at the Company's option in cash or additional shares of Series C Preferred Stock.

         As part of the transaction, holders of the Company's Series A and Series B Preferred Stock have exchanged all of the outstanding shares of each respective series, an aggregate fair value of approximately $8.6 million, for an equal number of shares of the Series C Preferred Stock. The excess of the $8.6 million price to redeem the Series A and Series B Preferred Stock over its carrying value of $4.6 million was charged to retained earnings upon redemption in April 2002. Upon closing this transaction, the Series C Preferred Stock is the only currently outstanding preferred stock of the Company.

         Net cash proceeds approximated $30.5 million, after transaction fees and expenses and excluding the value of the Series A and Series B Preferred Stock exchanged into the Series C Preferred Stock. The Company used the net cash proceeds to repay all current outstanding borrowings of $13.5 million under the Company's revolving credit facility and intends to use the remaining net cash proceeds for other general corporate purposes.

Digital Television Conversion

         The Company is currently broadcasting a digital signal at four of its thirteen stations: WRDW in Augusta, Georgia; KWTX in Waco, Texas; WEAU in Eau Claire, Wisconsin and KXII in Sherman, Texas. The Company has commenced installation of similar systems at several of its other television stations. The Company currently intends to have all such required installations completed as soon as practicable. Currently the FCC requires that all stations be operational by May of 2002. As necessary, the Company has requested and received approval from the FCC to extend the May 2002 deadline by six months for all of the Company's remaining stations that are not currently broadcasting in digital. Given the Company's good faith efforts to comply with the existing deadline and the facts specific to each extension request, the Company believes the FCC will grant any further deadline extension requests that become necessary.

         The estimated total multi-year (1999 through 2003) capital expenditures required to implement initial digital television broadcast systems will approximate $31.4 million which includes a capital lease with an initial capitalization cost of approximately $2.5 million for tower facilities at WVLT-TV, the Company's station in Knoxville, Tennessee. As of March 31, 2002, the Company has incurred $11.1 million of such costs. The remaining $20.3 million of expenditures is expected to be incurred at various times throughout the remainder of 2002 as the Company completes construction of its digital television broadcast systems. The remaining cash payments relating to such expenditures are expected to occur at various dates throughout 2002 and 2003.

Income Taxes

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

General

         The Company's working capital was $7.0 million and $18.3 million at March 31, 2002 and December 31, 2001, respectively. The decrease in working capital was due primarily to the redemption of the Company's 10 5/8% Notes and a decrease in accounts receivable due to the collection of seasonally elevated fourth quarter revenues.

         The Company's operations provided $265,536 and $6.4 million of cash for the three months ended March 31, 2002 and 2001, respectively. The Company's investing activities provided $163.3 million for the three months ended March 31, 2002 and used $645,866 of cash for the three months ended March 31, 2001. The difference for operating activities and investing activities between the current quarter and that of the prior year is due primarily to the early retirement of the Company's 10 5/8% Notes.

         The Company's financing activities used $160.9 million and $6.8 million of cash for the three months ended March 31, 2002 and 2001, respectively. The increase in cash used in financing activities resulted primarily from the redemption of the Company's 10?% Notes, which was effective January 22, 2002.

         The Company regularly enters into program contracts for the right to broadcast television programs produced by others and program commitments for the right to broadcast programs in the future. Such programming commitments are generally made to replace expiring or canceled program rights. Payments under such contracts are made in cash or the concession of advertising spots for the program provider to resell, or a combination of both. During the three months ended March 31, 2002, the Company paid $1.3 million for such program broadcast rights.

         The Company and its subsidiaries file a consolidated federal income tax return and such state or local tax returns as are required. As of March 31, 2002, the Company anticipates, for federal and certain state income taxes, that it will generate taxable operating losses for the foreseeable future.

         At March 31, 2002, the balance outstanding and the balance available under the Company's bank loan agreement were $212.5 million and $37.5 million, respectively, and the interest rate on the balance outstanding was 5.3%. At March 31, 2001, the balance outstanding and the balance available under the Company's bank loan agreement were $207.5 million and $63.5 million, respectively, and the effective interest rate on the balance outstanding was 8.0%.

         Management believes that current cash balances, cash flows from operations and available funds under its bank loan agreement will be adequate to provide for the Company's capital expenditures, debt service, cash dividends and working capital requirements.

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

PART II.        OTHER INFORMATION

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

         (a)    Exhibits

                3.1 Articles of Amendment to the Articles of Incorporation of Gray Communications Systems, Inc. As executed on April 15, 2002.

         (b)    Reports on Form 8-K

                On January 8, 2002, the Company filed a current report on Form 8-K where it reported that on January 2, 2002 the Company dismissed Ernst & Young LLP as the Company's principal independent accountants and that on January 7, 2002, the Company retained PricewaterhouseCoopers LLP as its principal independent accountants.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          GRAY COMMUNICATIONS SYSTEMS, INC.
                                                     (Registrant)



Date: May 15, 2002                   By:         /s/ James C. Ryan
                                         -----------------------------------
                                                     James C. Ryan,
                                      Vice President and Chief Financial Officer