Form 10-Q
period 2002-06-30
GRAY TELEVISION INC
filed 2002-08-09
CIK 43196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002.

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________ .

Commission File Number 1-13796

Gray Television, Inc.

(Exact name of registrant as specified in its charter)

Georgia	58-0285030

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4370 Peachtree Road, NE, Atlanta, Georgia 30319

(Address of principal executive offices)
(Zip code)

(404) 504-9828

(Registrant’s telephone number, including area code)

Gray Communications Systems, Inc.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class A Common Stock, (No Par Value)	Class B Common Stock, (No Par Value)

6,848,467 shares as of August 8, 2002	8,905,161 shares as of August 8, 2002

INDEX

GRAY TELEVISION, INC.

		PAGE
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed consolidated balance sheets – June 30, 2002 (Unaudited) and December 31, 2001	3
	Condensed consolidated statements of operations (Unaudited) – Three months ended June 30, 2002 and 2001 Six months ended June 30, 2002 and 2001	5
	Condensed consolidated statement of stockholders’ equity (Unaudited) – Six months ended June 30, 2002	6
	Condensed consolidated statements of cash flows (Unaudited) – Six months ended June 30, 2002 and 2001	7
	Notes to condensed consolidated financial statements (Unaudited) – June 30, 2002	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
PART II.	OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	24
SIGNATURES		25

PART I.      FINANCIAL INFORMATION

Item 1.        Financial Statements

GRAY TELEVISION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2002	2001

	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$15,469,987	$557,521
Restricted cash for redemption of long-term debt	-0-	168,557,417
Trade accounts receivable, less allowance for doubtful accounts of $583,000 and $743,000, respectively	26,338,099	29,722,141
Recoverable income taxes	849,485	552,177
Inventories	959,318	763,430
Current portion of program broadcast rights	1,728,497	3,809,238
Other current assets	1,174,397	742,150

Total current assets	46,519,783	204,704,074

Property and equipment:
Land	4,899,829	4,905,121
Buildings and improvements	17,001,782	16,904,976
Equipment	117,142,854	113,018,560

	139,044,465	134,828,657
Allowance for depreciation	(78,397,405)	(71,412,314)

	60,647,060	63,416,343
Deferred loan costs, net	11,049,517	14,305,495
Licenses and network affiliation agreements	403,794,201	424,384,811
Goodwill	53,150,505	72,025,145
Consulting and noncompete agreements	688,412	901,216
Other	20,061,652	14,599,894

	$595,911,130	$794,336,978

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

	June 30,	December 31,
	2002	2001

	(Unaudited)
Liabilities and stockholders’ equity:
Current liabilities:
Trade accounts payable	$3,821,684	$7,632,778
Employee compensation and benefits	6,421,866	6,002,892
Accrued expenses	1,958,782	1,588,302
Accrued interest	3,585,113	7,872,585
Current portion of program broadcast obligations	1,531,759	3,655,881
Deferred revenue	3,184,560	2,783,069
Unrealized loss on derivatives	851,355	1,581,000
Current portion of long-term debt	202,350	155,262,277

Total current liabilities	21,557,469	186,378,784
Long-term debt, less current portion	378,675,515	396,182,025
Program broadcast obligations, less current portion	550,019	619,320
Supplemental employee benefits	449,252	397,720
Deferred income taxes	55,542,563	66,790,563
Other	1,615,163	1,772,989

	458,389,981	652,141,401

Commitments and contingencies
Redeemable Serial Preferred Stock, no par value; cumulative; convertible; designated 5,000 shares, issued and outstanding 4,000 shares ($40,000,000 aggregate liquidation value)	39,233,478	-0-
Stockholders’ equity:
Serial Preferred Stock, no par value; authorized 20,000,000 shares; undesignated 19,995,000 shares, issued and outstanding 861 shares ($8,605,788 aggregate liquidation value)	-0-	4,636,663
Class A Common Stock, no par value; authorized 15,000,000 shares; issued 7,961,574 shares, respectively	20,172,959	20,172,959
Class B Common Stock, no par value; authorized 15,000,000 shares; issued 8,882,841 and 8,792,227 shares, respectively	118,721,382	117,634,928
Retained earnings	(32,267,952)	8,089,745

	106,626,389	150,534,295
Treasury Stock at cost, Class A Common Stock, 1,113,107 shares, respectively	(8,338,718)	(8,338,718)

	98,287,671	142,195,577

	$595,911,130	$794,336,978

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Operating revenues:
Broadcasting (net of agency commissions)	$29,553,847	$27,532,657	$55,006,317	$52,574,770
Publishing	11,072,902	10,187,189	21,215,953	19,927,035
Paging	2,073,556	2,258,074	4,082,801	4,404,684

	42,700,305	39,977,920	80,305,071	76,906,489

Expenses:
Broadcasting	16,494,138	16,066,800	31,975,450	32,374,788
Publishing	7,768,997	7,757,233	15,419,605	15,659,337
Paging	1,370,863	1,375,881	2,753,883	2,811,544
Corporate and administrative	1,116,117	884,368	2,116,143	1,828,775
Depreciation and amortization	3,699,782	7,845,729	7,432,785	15,696,401

	30,449,897	33,930,011	59,697,866	68,370,845

Operating income	12,250,408	6,047,909	20,607,205	8,535,644
Miscellaneous income	58,627	27,271	96,563	98,204
Appreciation (depreciation) in value of derivatives, net	340,645	(175,282)	729,645	(960,724)

	12,649,680	5,899,898	21,433,413	7,673,124
Interest expense	7,900,953	8,915,927	16,865,663	18,166,879

INCOME (LOSS) BEFORE INCOME TAXES, EXTRAORDINARY CHARGE AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	4,748,727	(3,016,029)	4,567,750	(10,493,755)
Income tax expense (benefit)	1,662,000	(782,000)	1,616,200	(3,232,000)

NET INCOME (LOSS) BEFORE EXTRAORDINARY CHARGE AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	3,086,727	(2,234,029)	2,951,550	(7,261,755)
Extraordinary charge on extinguishment of debt, net of income tax benefit of $3,957,800	-0-	-0-	(7,317,517)	-0-

NET INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	3,086,727	(2,234,029)	(4,365,967)	(7,261,755)
Cumulative effect of accounting change, net of income tax benefit of $8,873,400	-0-	-0-	(30,591,800)	-0-

NET INCOME (LOSS)	3,086,727	(2,234,029)	(34,957,767)	(7,261,755)
Preferred dividends	649,275	154,087	803,362	308,174
Non-cash preferred dividends associated with exchange of preferred stock	3,969,125	-0-	3,969,125	-0-

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(1,531,673)	$(2,388,116)	$(39,730,254)	$(7,569,929)

Basic and diluted per share information:
Net income (loss) before extraordinary charge and cumulative effect of accounting change available to common stockholders	$(0.10)	$(0.15)	$(0.12)	(0.49)
Extraordinary charge on extinguishment of debt, net of income tax benefit	0.00	0.00	(0.47)	0.00
Cumulative effect of accounting change, net of income tax benefit	0.00	0.00	(1.95)	0.00

Net loss available to common stockholders	$(0.10)	$(0.15)	$(2.54)	$(0.49)

Weighted average shares outstanding	15,676,485	15,602,578	15,661,676	15,587,111

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

			Class A		Class B
	Preferred Stock		Common Stock		Common Stock

	Shares	Amount	Shares	Amount	Shares	Amount

Balance at December 31, 2001	861	$4,636,663	7,961,574	$20,172,959	8,792,227	$117,634,928
Net loss for the six months ended June 30, 2002	-0-	-0-	-0-	-0-	-0-	-0-
Common stock cash dividends ($0.04) per share	-0-	-0-	-0-	-0-	-0-	-0-
Preferred stock dividends	-0-	-0-	-0-	-0-	-0-	-0-
Non-cash preferred dividends associated with the exchange of preferred stock	-0-	-0-	-0-	-0-	-0-	-0-
Issuance of common stock:
401(k) plan	-0-	-0-	-0-	-0-	30,264	385,179
Non-qualified stock plan	-0-	-0-	-0-	-0-	60,350	613,275
Exchange of series A and series B preferred stock	(861)	(4,636,663)	-0-	-0-	-0-	-0-
Income tax benefit relating to stock plans	-0-	-0-	-0-	-0-	-0-	88,000

Balance at June 30, 2002	-0-	$-0-	7,961,574	$20,172,959	8,882,841	$118,721,382

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Class A
		Treasury Stock
	Retained
	Earnings	Shares	Amount	Total

Balance at December 31, 2001	$8,089,745	(1,113,107)	$(8,338,718)	$142,195,577
Net loss for the six months ended June 30, 2002	(34,957,767)	-0-	-0-	(34,957,767)
Common stock cash dividends ($0.04) per share	(627,443)	-0-	-0-	(627,443)
Preferred stock dividends	(803,362)	-0-	-0-	(803,362)
Non-cash preferred dividends associated with the exchange of preferred stock	(3,969,125)	-0-	-0-	(3,969,125)
Issuance of common stock:
401(k) plan	-0-	-0-	-0-	385,179
Non-qualified stock plan	-0-	-0-	-0-	613,275
Exchange of series A and series B preferred stock	-0-	-0-	-0-	(4,636,663)
Income tax benefit relating to stock plans	-0-	-0-	-0-	88,000

Balance at June 30, 2002	$(32,267,952)	(1,113,107)	$(8,338,718)	$98,287,671

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,

	2002	2001

Operating activities
Net loss	$(34,957,767)	$(7,261,755)
Adjustments to reconcile net loss to net cash provided by operating activities:
Cumulative effect of accounting change	30,591,800	-0-
Amortization of bond discount	72,090	-0-
Depreciation	7,219,981	8,537,690
Amortization of intangible assets	212,804	7,158,711
Amortization of deferred loan costs	705,690	770,981
Amortization of program broadcast rights	2,660,901	2,725,317
Write-off of loan acquisition costs related to debt extinguished	3,030,266	-0-
Payments for program broadcast rights	(2,664,665)	(2,726,255)
Supplemental employee benefits	(45,491)	(140,906)
Common stock contributed to 401(k) Plan	385,179	370,391
(Appreciation) depreciation in value of derivatives, net	(729,645)	960,724
Deferred income taxes	(2,374,550)	(3,776,000)
Gain on disposal of assets	(13,363)	(15,829)
Changes in operating assets and liabilities:
Receivables, inventories and other current assets	2,458,599	3,357,074
Accounts payable and other current liabilities	(3,196,434)	(1,692,261)

Net cash provided by operating activities	3,355,395	8,267,882

Investing activities
Restricted cash for redemption of long-term debt	168,557,417	-0-
Deferred acquisition costs	(5,539,442)	-0-
Purchases of property and equipment	(8,132,709)	(2,597,013)
Other	(143,804)	(82,264)

Net cash provided by (used in) investing activities	154,741,462	(2,679,277)

Financing activities
Dividends paid	(1,394,851)	(465,992)
Deferred loan costs	(479,978)	-0-
Proceeds from issuance of common stock	613,275	519,858
Proceeds from sale of treasury stock	-0-	166,917
Proceeds from issuance of preferred stock	30,633,478	-0-
Proceeds from borrowings of long-term debt	6,272,346	17,700,000
Payments on long-term debt	(178,910,873)	(24,029,625)
Other	82,212	-0-

Net cash used in financing activities	(143,184,391)	(6,108,842)

Increase (decrease) in cash and cash equivalents	14,912,466	(520,237)
Cash and cash equivalents at beginning of period	557,521	2,214,838

Cash and cash equivalents at end of period	$15,469,987	$1,694,601

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A — BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of Gray Television, Inc. (formerly known as Gray Communications Systems, Inc.) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month and three-month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

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

     In 1999, the Company entered into an interest rate swap agreement that is designated as a hedge against fluctuations in interest expense resulting from a portion of its variable rate debt. Due to the terms of the interest rate swap agreement, it does not qualify for hedge accounting under SFAS 133. Therefore, the changes in the fair value of the interest rate swap agreement are recorded in the Company’s earnings as income or expense in the period in which the change in value occurs.

Earnings Per Share

     The Company computes earnings per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“EPS”). The following table reconciles net income (loss) before extraordinary charge and cumulative effect of accounting change to net income (loss) before extraordinary charge and cumulative effect of accounting change available to common stockholders for the three months and six months ended June 30, 2002 and 2001 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Net income (loss) before extraordinary charge and cumulative effect of accounting change	$3,087	$(2,234)	$2,952	$(7,262)
Preferred dividends	649	154	803	308
Non-cash preferred dividends associated with exchange of preferred stock	3,969	-0-	3,969	-0-

Net income (loss) before extraordinary charge and cumulative effect of accounting change available to common stockholders	$(1,531)	$(2,388)	$(1,820)	$(7,570)

     For the three and six month periods ended June 30, 2002 and 2001, the Company incurred a net loss before extraordinary charge and cumulative effect of accounting change available to common stockholders. As a result common shares related to employee stock-based compensation plans and warrants that could potentially dilute basic earnings per share in the future were not included in the computation of diluted earnings per share as they would have an antidilutive effect for the periods. The number of common shares that were not included in diluted earnings per share because they would be antidilutive for the respective periods are as follows (in thousands):

NOTE A — BASIS OF PRESENTATION (Continued)

Earnings Per Share (Continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Common shares excluded due to antidilutive effect on diluted earnings per share	523	633	377	697

     The weighted average shares used to calculated basic an diluted earnings per share for the three months and the six months ended June 30, 2002 does not include 885,269 class B common shares that were issued to an escrow agent in connection with the proposed acquisition of Stations Holding Co. See Note B for further information about the issuance of these shares.

Implementation of New Accounting Principle

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). These standards change the accounting for business combinations by, among other things, prohibiting the prospective use of pooling-of-interests accounting and requiring companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life. Instead, goodwill and intangible assets deemed to have an indefinite useful life will be subject to an annual review for impairment. The new standards were effective for the Company on January 1, 2002. Upon adoption of SFAS 142, the Company recorded a one-time, non-cash charge of approximately $39.5 million ($30.6 million after income taxes) to reduce the carrying value of its goodwill, licenses and network affiliation agreements. Such charge is reflected as a cumulative effect of an accounting change in the accompanying condensed consolidated statement of operations. For additional discussion on the impact of adopting SFAS 142, see Note D.

Reclassifications

     Certain prior year amounts in the accompanying condensed consolidated financial statements have been reclassified to conform with the 2002 presentation.

NOTE B — BUSINESS ACQUISITION

     On June 4, 2002, the Company executed a merger agreement with Stations Holding Company, Inc., (“Stations”), the parent company of Benedek Broadcasting Corporation (“Benedek”). The merger agreement provides that the Company will acquire Stations by merging our newly formed wholly-owned subsidiary, Gray MidAmerica Television, Inc., into Stations. For Stations, we will pay an estimated consideration of $502.5 million, a substantial portion of which will be used to satisfy, in full, certain outstanding indebtedness of Stations in accordance with a plan of reorganization filed by Stations with the United States bankruptcy court in Delaware on July 1, 2002 and amended July 9, 2002. We may pay additional cash consideration that is currently estimated at $9.3 million for certain estimated net working capital, as specified in the merger agreement. Benedek plans to sell or already has sold, prior to the effective time of the merger, a total of nine designated television stations. Upon completion of the merger, we will own a total of 28 stations serving 23 television markets. Based on results for the year ended December 31, 2001, the combined Gray and Benedek television stations produced approximately $213.9 million of net revenue and $84.8 million of broadcast cash flow. Including our publishing and other operations, the combined Gray and Benedek operations for 2001 produced approximately $263.8 million of net revenue and $97.1 million of media cash flow.

     We intend to finance the merger by incurring approximately $300 million of additional indebtedness and issuing $250.0 million of equity. We may, depending on the relative conditions of the financial markets, increase or decrease our relative issuance of debt and equity securities to complete our financing of the merger. For advisory services rendered by Bull Run Corporation, Inc. in connection with the merger, the Company advanced to Bull Run

NOTE B — BUSINESS ACQUISITION (Continued)

an advisory fee of $5.0 million on June 10, 2002. This advisory fee must be repaid to the Company if the merger is not completed. Bull Run is a principal investor in the Company. We currently estimate that the total transaction fees we will incur relating to this acquisition, including the advisory fee to Bull Run, underwriting and other debt issuance fees and other professional service fees including attorneys and accountants will be between $25 million and $30 million.

     In conjunction with the execution of the merger agreement, the Company executed a $12.5 million letter of credit under its existing senior credit agreement and deposited 885,269 shares of the Company’s Class B Common stock with an escrow agent.

     If the closing does not occur due to a material default by the Company, and Stations has not materially defaulted due to a breach of any of its representations or warranties or any of its covenants or agreements under the merger agreement, then Stations may draw on the letter of credit and instruct the escrow agent to deliver to it the escrow shares pursuant to the escrow agreement. The aggregate proceeds of the drawing on the letter of credit and the escrow shares will total $25.0 million, but the Company may replace some or all of the escrow shares with a cash payment or payments in increments of $500,000.

     We expect the merger, if it closes, to be completed by the fourth quarter of 2002.

NOTE C — LONG-TERM DEBT

     At June 30, 2002, the balance outstanding and the balance available under the Company’s senior credit agreement were $200.0 million and $37.5 million, respectively, and the interest rate on the balance outstanding was 5.3%. The Company has established a $12.5 million letter of credit in connection with the proposed acquisition of Stations. If the transaction does not close under certain circumstances, Stations could draw upon the letter of credit as discussed in Note B.

NOTE D — GOODWILL AND INTANGIBLE ASSETS

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

     Under SFAS 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. As of January 1, 2002, the Company performed the first of the required impairment tests of goodwill and indefinite lived intangible assets. Under SFAS 142, the annual impairment tests are performed at the lowest level for which there are identifiable cash flows. As a result of implementing SFAS 142 and the required impairment tests at January 1, 2002, the Company recognized a non-cash impairment of goodwill and other intangible assets of $39.5 million ($30.6 million net of income taxes). Such charge is reflected as a cumulative effect of an accounting change in the accompanying condensed consolidated statement of operations. In calculating the impairment charge, the fair value of the reporting units underlying the segments were estimated using a discounted cash flow methodology.

     The Company expects to receive future benefits from previously acquired goodwill and licenses over an indefinite period of time. Upon adoption of SFAS 142 on January 1, 2002, the Company stopped amortizing these assets. Amortization of these assets totaled $3.4 million ($2.8 million after income taxes) for the three months ended June 30, 2001 and $6.9 million ($5.5 million after income taxes) for the six months ended June 30, 2001.

NOTE D — GOODWILL AND INTANGIBLE ASSETS (Continued)

     A summary of changes in the Company’s goodwill and other intangible assets during the six month period ended June 30, 2002, by business segment is as follows (in thousands):

	December 31,			June 30,
	2001	Impairments	Amortization	2002

Goodwill:
Broadcasting	$55,241	$(18,874)	$-0-	$36,367
Publishing	16,779	-0-	-0-	16,779
Paging	5	-0-	-0-	5

	$72,025	$(18,874)	$-0-	$53,151

Licenses and network affiliation agreements:
Broadcasting	$407,592	$(10,291)	$-0-	$397,301
Paging	16,793	(10,300)	-0-	6,493

	$424,385	$(20,591)	$-0-	$403,794

Consulting and noncompete agreements:
Publishing	$901	$-0-	$(213)	$688

Total intangible assets net of accumulated amortization	$497,311	$(39,465)	$(213)	$457,633

     As of June 30, 2002 and December 31, 2001, the Company’s intangible assets and related accumulated amortization consisted of the following (in thousands):

	As of June 30, 2002			As of December 31, 2001

		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net

Intangible assets not subject to amortization:
Licenses and network affiliation agreements	$454,246	$(50,452)	$403,794	$474,836	$(50,451)	$424,385
Goodwill	59,441	(6,290)	53,151	78,315	(6,290)	72,025

	$513,687	$(56,742)	$456,945	$553,151	$(56,741)	$496,410

Intangible assets subject to amortization:
Consulting and noncompete agreements	$3,105	$(2,417)	$688	$3,105	$(2,204)	$901

Total intangibles	$516,792	$(59,159)	$457,633	$556,256	$(58,945)	$497,311

     The Company recorded amortization expense of $106,000 during the three months ended June 30, 2002 compared to $106,000 on a pro forma basis during the three months ended June 30, 2001. The Company recorded amortization expense of $213,000 during the six months ended June 30, 2002 compared to $243,000 on a pro forma basis during the six months ended June 30, 2001. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for the succeeding 5 years are as follows: 2002: $425,616; 2003: $425,600; and 2004: $50,000. As acquisitions and dispositions occur in the future, these amounts may vary.

NOTE D — GOODWILL AND INTANGIBLE ASSETS (Continued)

     The results for the quarter and six months ended June 30, 2001 on a historical basis do not reflect the provisions of SFAS 142. Had the Company adopted SFAS 142 on January 1, 2001, the historical amounts would have been changed to the adjusted amounts as indicated in the table below (in thousands except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Reported net income (loss) before extraordinary charge and cumulative effect of accounting change	$3,087	$(2,234)	$2,952	$(7,262)
Elimination of amortization of goodwill, net of income tax	-0-	437	-0-	873
Elimination of amortization of licenses and network affiliation agreements, net of income tax	-0-	2,321	-0-	4,643

Adjusted net income (loss) before extraordinary charge and cumulative effect of accounting change	$3,087	$524	$2,952	$(1,746)

Basic and diluted per share information:
Net loss before extraordinary charge and cumulative effect of accounting change available to common stockholders	$(0.10)	$(0.15)	$(0.12)	$(0.49)
Elimination of amortization of goodwill, net of income tax	0.00	0.03	0.00	0.06
Elimination of amortization of licenses and network affiliation agreements, net of income tax	0.00	0.15	0.00	0.30

Adjusted net income (loss) before extraordinary charge and cumulative effect of accounting change available to common stockholders	$(0.10)	$0.03	$(0.12)	$(0.13)

Basic and diluted weighted average shares outstanding	15,676	15,603	15,662	15,587

NOTE E — INFORMATION ON BUSINESS SEGMENTS

     The Company operates in three business segments: broadcasting, publishing and paging. The broadcasting segment operates 13 television stations located in the southern and mid-western United States. The publishing segment operates four daily newspapers located in Georgia and Indiana. The paging operations are located in Florida, Georgia and Alabama. The following tables present certain financial information concerning the Company’s three operating segments (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Operating revenues:
Broadcasting	$29,553	$27,533	$55,006	$52,575
Publishing	11,073	10,187	21,216	19,927
Paging	2,074	2,258	4,083	4,405

	$42,700	$39,978	$80,305	$76,907

Operating income:
Broadcasting	$9,275	$4,145	$15,545	$5,513
Publishing	2,600	1,588	4,385	2,559
Paging	375	315	677	464

Total operating income	12,250	6,048	20,607	8,536
Miscellaneous income, net	59	27	97	98
Appreciation (depreciation) in value of derivatives, net	341	(175)	730	(961)
Interest expense	7,901	8,916	16,866	18,167

Loss before income taxes	$4,749	$(3,016)	$4,568	$(10,494)

NOTE E — INFORMATION ON BUSINESS SEGMENTS (Continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Media Cash Flow:
Broadcasting	$13,191	$11,578	$23,292	$20,453
Publishing	3,344	2,467	5,879	4,344
Paging	711	891	1,349	1,614

	$17,246	$14,936	$30,520	$26,411

Media Cash Flow reconciliation:
Operating income	$12,250	$6,048	$20,607	$8,536
Add:
Amortization of program broadcast rights	1,340	1,372	2,661	2,725
Depreciation and amortization	3,700	7,846	7,433	15,696
Corporate overhead	1,116	884	2,116	1,829
Non-cash compensation and contributions to the Company’s 401(k) plan, paid in common stock	183	159	368	351
Less:
Payments for program broadcast obligations	(1,343)	(1,373)	(2,665)	(2,726)

Media Cash Flow	$17,246	$14,936	$30,520	$26,411

     Operating income is total operating revenues less operating expenses, excluding miscellaneous income and expense (net), appreciation (depreciation) in value of derivatives, net and interest. Corporate and administrative expenses are allocated to operating income based on net segment revenues.

NOTE F — PREFERRED STOCK

     On April 22, 2002, the Company issued $40 million (4,000 shares) of redeemable and convertible preferred stock to a group of private investors. The preferred stock was designated as Series C Preferred Stock and has a liquidation value of $10,000 per share.

     The Series C Preferred Stock is convertible into the Company’s Class B Common Stock at a conversion price of $14.39 per share subject to certain adjustments. The Series C Preferred Stock will be redeemable at the Company’s option on or after April 22, 2007 and will be subject to mandatory redemption on April 22, 2012 at liquidation value. Dividends on the Series C Preferred Stock will accrue at 8% per annum until April 22, 2009 after which the dividend rate shall be 8.5% per annum. Dividends, when declared by the Company’s board of directors may be paid at the Company’s option in cash or additional shares of Series C Preferred Stock.

     As part of the transaction, holders of the Company’s Series A and Series B Preferred Stock have exchanged all of the outstanding shares of each respective series, an aggregate fair value of approximately $8.6 million, for an equal number of shares of the Series C Preferred Stock. The excess of the $8.6 million liquidation value of the Series A and Series B Preferred Stock over its carrying value of $4.6 million was charged to retained earnings upon the exchange in April 2002. Upon closing this transaction, the Series C Preferred Stock is the only currently outstanding preferred stock of the Company.

     Net cash proceeds approximated $30.5 million, after transaction fees and expenses and excluding the value of the Series A and Series B Preferred Stock exchanged into the Series C Preferred Stock. The Company used the net cash proceeds to repay all current outstanding borrowings of $13.5 million under the Company’s revolving credit facility and intends to use the remaining net cash proceeds for other general corporate purposes.

NOTE G — INCOME TAXES

     The Internal Revenue Service (the “IRS”) is auditing the Company’s federal tax return for the years ended December 31, 1996 and 1998. In October 2001, the Company received a notice of deficiency from the IRS associated with its audit of the Company’s 1996 and 1998 federal income tax returns. The IRS alleges in the notice that the Company owes approximately $12.1 million of tax plus interest and penalties stemming from certain acquisition related transactions, which occurred in 1996. Additionally, if the IRS were successful in its claims, the Company would be required to account for these acquisition transactions as stock purchases instead of asset purchases which would significantly lower the tax basis in the assets acquired. The Company believes the IRS claims are without merit and on January 18, 2002 filed a petition to contest the matter in United States Tax Court. The Company cannot predict when the tax court will conclude its ruling on this matter.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Introduction

     The following analysis of the financial condition and results of operations of Gray Television, Inc. (formerly known as Gray Communications Systems, Inc.) should be read in conjunction with the Company’s financial statements contained in this report and in the Company’s Form 10K for the year ended December 31, 2001.

Cyclicality

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

Broadcasting, Publishing and Paging Revenues

     Set forth below are the principal types of revenues earned by the Company’s broadcasting, publishing and paging operations for the periods indicated and the percentage contribution of each to the Company’s total revenues (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,

	2002		2001		2002		2001

		Percent		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total

Broadcasting net revenues:
Local	$16,880	39.6%	$16,102	40.3%	$31,913	39.8%	$30,801	40.0%
National	8,891	20.8	8,258	20.7	16,013	19.9	15,125	19.7
Network compensation	1,340	3.1	1,779	4.4	2,613	3.3	3,505	4.6
Political	1,428	3.3	96	0.2	2,189	2.7	127	0.2
Production and other	1,014	2.4	1,298	3.3	2,278	2.8	3,017	3.9

	$29,553	69.2%	$27,533	68.9%	$55,006	68.5%	$52,575	68.4%

Publishing net revenues:
Retail	$5,529	13.0%	$4,931	12.3%	$10,402	13.0%	$9,486	12.3%
Classified	3,296	7.7	3,173	7.9	6,295	7.8	6,171	8.0
Circulation	2,020	4.7	1,872	4.7	4,032	5.0	3,747	4.9
Other	228	0.5	211	0.6	487	0.6	523	0.7

	$11,073	25.9%	$10,187	25.5%	$21,216	26.4%	$19,927	25.9%

Paging net revenues:
Paging lease, sales and service	$2,074	4.9%	$2,258	5.6%	$4,083	5.1%	$4,405	5.7%

Total	$42,700	100.0%	$39,978	100.0%	$80,305	100.0%	$76,907	100.0%

Three Months Ended June 30, 2002 Compared To Three Months Ended June 30, 2001

     Revenues. Total revenues for the three months ended June 30, 2002 increased 7% to $42.7 million as compared to the same period of the prior year.

•	Broadcasting revenues increased 7% to $29.6 million. This increase in broadcasting revenues reflects the cyclical increase in political revenue. In the second quarter of 2002, the Company had revenues from political advertising of $1.4 million compared to $96,000 during the second quarter of 2001. Local and national advertising revenue, excluding political revenues, increased 5% and 8%, respectively, from the same period of the prior year. These increases in advertising revenues are due in part to an improving economy. These increases were partially offset by a decrease in network compensation and production and other revenue. The decrease in network compensation reflected the ongoing phase out of network compensation at certain of our television stations. Production and other revenue decreased reflecting, in part, lower revenues from our satellite uplink business.

•	Publishing revenues increased 9% to $11.1 million. This increase was due primarily to increases in retail advertising, classified advertising and circulation. Retail advertising revenue and classified advertising revenue increased 12% and 4%, respectively. The increases in retail and classified advertising were due largely to systematic account development, rate increases and an improved economy. Circulation revenue and other revenue increased 8%. The increase in circulation was due primarily to subscription price increases.

•	Paging revenues decreased 8% to $2.1 million. The decrease was due primarily to price competition and a reduction of units in service. The Company had approximately 69,000 pagers and 87,000 pagers in service at June 30, 2002 and 2001, respectively.

     Operating expenses. Operating expenses decreased 10% to $30.4 million due primarily to the reduction in amortization of intangibles and lower depreciation expense partially offset by increased broadcasting expenses and corporate expenses.

•	Broadcasting expenses increased 3% to $16.5 million. This increase resulted primarily from higher employee compensation costs.

•	Publishing expenses remained consistent with that of the prior year at approximately $7.8 million. Increased publishing compensation costs were largely offset by lower newsprint costs resulting from a decline in newsprint prices.

•	Paging expenses remained consistent with that of the prior year at approximately $1.4 million.

•	Corporate and administrative expenses increased 26% to $1.1 million due to higher payroll-related costs.

•	Depreciation of property and equipment and amortization of intangible assets was $3.7 million for the three months ended June 30, 2002, as compared to $7.8 million for the same period of the prior year, a decrease of $4.1 million, or 53%. Depreciation of property and equipment decreased 16% to $3.6 million. This decrease can be attributed to certain assets becoming fully depreciated in the fourth quarter of 2001. Effective January 1, 2002, the Company implemented the Statement of Financial Accounting Standards No. 141, “Business Combinations”, and No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Under these new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with these standards. In accordance with these standards, amortization of intangibles decreased $3.5 million or 97% from the second quarter of the prior year. Amortization expense of $3.5 million was recorded in the three months ended June 30, 2001 for goodwill and other intangibles that are no longer being amortized in the three months ended June 30, 2002.

     Appreciation (depreciation) in value of derivatives, net. The Company records changes in market value of the interest rate swap agreement as income or expense. Accordingly, the Company recognized income of $340,645 in the three months ended June 30, 2002 and recognized depreciation expense of $175,282 for the three months ended June 30, 2001. In the prior year, depreciation was experienced primarily due to decreasing market interest rates. In the current year, market interest rates have remained low however as interest payments on the swap agreement are made the remaining estimated liability has decreased.

     Interest expense. Interest expense decreased $1.0 million, or 11%, to $7.9 million for the three months ended June 30, 2002 from $8.9 million for the three months ended June 30, 2001. This decrease was due to lower interest rates.

     Income tax expense (benefit). An income tax expense of $1.7 million was recorded for the three months ended June 30, 2002 as compared to an income tax benefit of $782,000 for the three months ended June 30, 2001. The recording of the expense in the current year as compared to the benefit in the prior year was attributable to having income in the current period as compared to a loss in the prior period.

     Preferred dividends and non-cash preferred dividends associated with exchange of preferred stock. On April 22, 2002, the Company issued $40 million (4,000 shares) of a redeemable and convertible preferred stock to a group of private investors. As part of the transaction, holders of the Company’s Series A and Series B Preferred Stock exchanged all of the outstanding shares of each respective series, an aggregate fair value of approximately $8.6 million, for an equal number of shares of the Series C Preferred Stock. In connection with such exchange, the Company recorded a non-cash constructive dividend of $4.0 million during the three months ended June 30, 2002. Preferred dividends increased to $649,275 for the three months ended June 30, 2002 as compared to $154,087 for the three months ended June 30, 2001. The increase was due to the additional outstanding preferred stock in the current quarter.

     Net loss available to common stockholders. Net loss available to common stockholders of the Company for the three months ended June 30, 2002 and June 30, 2001 was $1.5 million and $2.4 million, respectively.

Six Months Ended June 30, 2002 Compared To Six Months Ended June 30, 2001

     Revenues. Total revenues for the six months ended June 30, 2002 increased 4% to $80.3 million as compared to the same period of the prior year.

•	Broadcasting revenues increased 5% to $55.0 million. This increase in broadcasting revenues reflects the cyclical increase in political revenue. In the first half of 2002, the Company had revenues from political advertising of $2.2 million compared to $127,000 during the first half of 2001. Local and national advertising revenue, excluding political revenues, increased 4% and 6%, respectively. These increases in advertising revenues are due in part to an improving economy. The increases in broadcasting revenue were partially offset by a decrease in network compensation and production and other revenue. The decrease in network compensation reflected the ongoing phase out of network compensation at certain of our television stations. Production and other revenue decreased due in part to a decrease in revenues from our satellite uplink business.

•	Publishing revenues increased 7% to $21.2 million. This increase was due to increases in retail advertising, classified advertising and circulation revenue. Retail advertising revenue and classified advertising revenue increased 10% and 2%, respectively. The increases in retail and classified advertising were due largely to systematic account development, rate increases and an improved economy. Circulation revenue increased 8% due primarily to subscription price increases.

•	Paging revenues decreased 7% to $4.1 million. The decrease was due primarily to price competition and a reduction of units in service. The Company had approximately 69,000 pagers and 87,000 pagers in service at June 30, 2002 and 2001, respectively.

     Operating expenses. Operating expenses for the six months ended June 30, 2002 decreased 13% from the same period of the prior year to $59.7 million due primarily to a decrease in broadcast expense, publishing expense, amortization of intangibles and depreciation expense partially offset by increased corporate expenses.

•	Broadcasting expenses decreased 1% to $32.0 million. This decrease resulted primarily from lower employee compensation costs.

•	Publishing expenses decreased 2% to $15.4 million. The decrease was due primarily to decreased newsprint expense partially offset by increased publishing payroll-related costs. The lower newsprint expense resulted from a decline in newsprint prices.

•	Paging expenses remained consistent with that of the prior year at $2.8 million.

•	Corporate and administrative expenses increased 16% to $2.1 million due to higher payroll-related costs.

•	Depreciation of property and equipment and amortization of intangible assets was $7.4 million for the six months ended June 30, 2002, as compared to $15.7 million for the same period of the prior year, a decrease of $8.3 million, or 53%. Depreciation of property and equipment decreased $1.3 million or 16% from the same period of the prior year. This decrease can be attributed to certain assets becoming fully depreciated in the fourth quarter of 2001. Effective January 1, 2002, the Company implemented the Statement of Financial Accounting Standards No. 141, “Business Combinations”, and No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Under these new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with these standards. In accordance with these standards, amortization of intangibles decreased $6.9 million or 97% from the same period of the prior year. Amortization expense of $6.9 million was recorded in the six months ended June 30, 2001 for goodwill and other intangibles that are no longer being amortized in the six months ended June 30, 2002.

     Appreciation (depreciation) in value of derivatives, net. The Company records changes in market value of the interest rate swap agreement as income or expense. Accordingly, the Company recognized income associated with the derivative of $729,645 in the six months ended June 30, 2002 and recognized depreciation expense associated with the derivative of $960,724 for the six months ended June 30, 2001. In the prior year, depreciation was experienced primarily due to decreasing market interest rates. In the current year, market interest rates have remained low however as interest payments on the swap agreement are made the remaining estimated liability has decreased.

     Interest expense. Interest expense decreased $1.3 million, or 7.2%, to $16.9 million for the six months ended June 30, 2002 from $18.2 million for the six months ended June 30, 2001. This decrease was due to lower interest rates.

     Income tax expense (benefit). An income tax expense of $1.6 million was recorded for the six months ended June 30, 2002 as compared to an income tax benefit of $3.2 million for the six months ended June 30, 2001. The recording of the expense in the current year as compared to the benefit in the prior year was attributable to having income in the current period as compared to a loss in the prior period.

     Extraordinary charge on extinguishment of debt, net of income tax benefit. On December 21, 2001, the Company completed its sale of $180 million aggregate principal amount of its 9 1/4% Senior Subordinated Notes due 2011 (the “9 1/4% Notes”). On this same date, the Company instructed the trustee for its 10 5/8% Senior Subordinated Notes due 2006 (the “10 5/8% Notes”) to commence the redemption in full of the 10 5/8% Notes. The net proceeds from the sale of the 9 1/4% Notes was used for the redemption of the 10 5/8% Notes. The redemption was completed on January 22, 2002 and all obligations associated with the 10 5/8% Notes were extinguished on that date. The Company recorded an extraordinary charge of approximately $11.3 million ($7.3 million after income tax) in the quarter ended March 31, 2002 in connection with this early extinguishment of debt.

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

     Preferred dividends and non-cash preferred dividends associated with exchange of preferred stock. On April 22, 2002, the Company issued $40 million (4,000 shares) of a redeemable and convertible preferred stock to a group of private investors. As part of the transaction, holders of the Company’s Series A and Series B Preferred Stock exchanged all of the outstanding shares of each respective series, an aggregate fair value of approximately $8.6 million, for an equal number of shares of the Series C Preferred Stock. In connection with such exchange, the Company recorded a non-cash constructive dividend of $4.0 million during the six months ended June 30, 2002. Preferred dividends increased to $803,362 for the six months ended June 30, 2002 as compared to $308,174 for the six months ended June 30, 2001. The increase was due to the additional outstanding preferred stock in the current year.

     Net loss available to common stockholders. Net loss available to common stockholders of the Company for the six months ended June 30, 2002 and June 30, 2001 was $39.7 million and $7.6 million, respectively.

Outlook

     With the adoption of Regulation FD by the Securities and Exchange Commission, the Company is providing this guidance to widely disseminate the Company’s outlook for the full year 2002. The guidance being provided is based on the economic and market conditions as of August 1, 2002. The Company can give no assurances as to how changes in those conditions may affect the current expectations. The Company assumes no obligation to update the guidance or expectations contained in this “Outlook” section. All matters discussed in this “Outlook” section are forward-looking and, as such, persons relying on this information should refer to the “Cautionary Statements for Purposes of the ‘Safe Harbor’ Provisions of the Private Securities Litigation Reform Act of 1995” section below.

Outlook for Full Year 2002

     The Company currently believes that the general economic conditions including the increase in advertising expenditures experienced during the first six months of 2002 will continue to gradually improve during the remainder of 2002. Accordingly, the Company currently anticipates that broadcast local and national revenue, excluding political revenue, will demonstrate in the aggregate mid single digit percentage increases over 2001 results throughout 2002. In addition, 2002 is a political election year and the Company expects its broadcast operations to benefit from the cyclical return of political advertising. The Company notes that in both 1998 (on a pro forma basis for completed acquisitions) and 2000 its television stations recorded approximately $9 million of political revenue in each year. The company anticipates that the revenue growth rates exhibited by its publishing operations during the first six months of 2002 will continue during the second half of the year.

     Revenue generation, especially in light of current general economic conditions, is subject to many factors beyond the control of the Company. Accordingly, the Company’s ability to forecast future revenue, within the current economic environment, is limited and actual results may vary substantially from current expectations.

     At present, the Company anticipates that total operating expenses, excluding depreciation and amortization, for each of the Company’s operating segments for the full year 2002, will be slightly less than or equal to 2001 results. These generally favorable operating expense expectations reflect the Company’s on-going expense control and reduction efforts at all of its operating locations.

Liquidity and Capital Resources

General

     The following tables present certain data that the Company believes is helpful in evaluating the Company’s liquidity and capital resources (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Media Cash Flow:
Broadcasting	$13,191	$11,578	$23,292	$20,453
Publishing	3,344	2,467	5,879	4,344
Paging	711	891	1,349	1,614

	$17,246	$14,936	$30,520	$26,411
Corporate overhead	1,116	884	2,116	1,829

Operating cash flow	$16,130	$14,052	$28,404	$24,582
Less:
Interest expense, excluding amortization of deferred loan costs and bond discounts	7,511	8,530	16,088	17,396
Preferred dividends declared payable in cash	649	154	803	308
Common dividends declared payable in cash	314	312	627	624
Capital expenditures	2,889	1,921	8,133	2,597

	$4,767	$3,135	$2,753	$3,657

	June 30, 2002	December 31, 2001

Cash and cash equivalents	$15,470	$558
Restricted cash for redemption of long-term debt	-0-	168,557
Long-term debt including current portion	378,878	551,444
Preferred stock	39,233	4,637
Available credit under senior credit agreement	37,500	32,500
Letter of credit issued under senior credit agreement	$12,500	$-0-

     The Company has included Media Cash Flow, Operating Cash Flow and certain related calculations because such data is commonly used as a measure of performance for media companies and is also used by investors to measure a company’s ability to service debt. Media Cash Flow, Operating Cash Flow and certain related calculations are not, and should not, be used as an indicator or alternative to operating income, net income or cash flow as reflected in the Company’s condensed consolidated financial statements. Media Cash Flow, Operating Cash Flow and certain related calculations are not measures of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. For a reconciliation of media cash flow to operating income, see Note E of the notes to the condensed consolidated financial statements of the Company included in Part I of this quarterly report.

     The Company and its subsidiaries file a consolidated federal income tax return and such state or local tax returns as are required. As of June 30, 2002, the Company anticipates, for federal and certain state income taxes, that it will generate taxable operating losses for the foreseeable future.

     At June 30, 2002, the balance outstanding and the balance available under the Company’s senior credit agreement were $200.0 million and $37.5 million, respectively, and the interest rate on the balance outstanding was 5.3%. The Company has established a $12.5 million letter of credit in connection with the proposed acquisition of Stations Holding Co. If the transaction does not close under certain circumstances, Stations could draw upon the letter of credit. At June 30, 2001, the balance outstanding and the balance available under the Company’s senior credit agreement were $208.3 million and $56.3 million, respectively, and the effective interest rate on the balance outstanding was 7.4%.

     Management believes that current cash balances, cash flows from operations and available funds under its senior credit agreement will be adequate to provide for the Company’s capital expenditures, debt service, cash dividends and working capital requirements for the forseeable future.

     Management does not believe that inflation in past years has had a significant impact on the Company’s results of operations nor is inflation expected to have a significant effect upon the Company’s business in the near future.

Stations Acquisition

     On June 4, 2002, the Company executed a merger agreement with Stations Holding Company, Inc., (“Stations”) the parent company of Benedek Broadcasting Corporation (“Benedek”). The merger agreement provides that the Company will acquire Stations by merging our newly formed wholly-owned subsidiary, Gray MidAmerica Television, Inc., into Stations. For Stations, we will pay an estimated consideration of $502.5 million, a substantial portion of which will be used to satisfy, in full, certain outstanding indebtedness of Stations in accordance with a plan of reorganization filed by Stations with the United States bankruptcy court in Delaware on July 1, 2002 and amended July 9, 2002. We may pay additional cash consideration currently estimated at $9.3 million for certain estimated net working capital, as specified in the merger agreement. Benedek plans to sell or already has sold, prior to the effective time of the merger, a total of nine designated television stations. Upon completion of the merger, we will own a total of 28 stations serving 23 television markets. Based on results for the year ended December 31, 2001, the combined Gray and Benedek television stations produced approximately $213.9 million of net revenue and $84.8 million of broadcast cash flow. Including our publishing and other operations, the combined Gray and Benedek operations for 2001 produced approximately $263.8 million of net revenue and $97.1 million of media cash flow.

     We intend to finance the merger by incurring approximately $300 million of additional indebtedness and issuing $250.0 million of equity. We may, depending on the relative conditions of the financial markets, increase or decrease our relative issuance of debt and equity securities to complete our financing of the merger.

     For advisory services rendered by Bull Run Corporation, Inc. in connection with the merger, the Company advanced to Bull Run an advisory fee of $5.0 million on June 10, 2002. This advisory fee must be repaid to the Company if the merger is not completed. Bull Run is a principal investor in the Company. We currently estimate that the total transaction fees we will incur relating to this acquisition, including the advisory fee to Bull Run, underwriting and other debt issuance fees and other professional service fees including attorneys and accountants will be between $25 million and $30 million.

     In conjunction with the execution of the merger agreement, the Company executed a $12.5 million letter of credit under its existing senior credit agreement and deposited 885,269 shares of the Company’s Class B Common stock with an escrow agent.

     If the closing does not occur due to a material default by the Company, and Stations has not materially defaulted due to a breach of any of its representations or warranties or any of its covenants or agreements under the merger agreement, then Stations may draw on the letter of credit and instruct the escrow agent to deliver to it the escrow shares pursuant to the escrow agreement. The aggregate proceeds of the drawing on the letter of credit and the escrow shares will total $25.0 million, but the Company may replace some or all of the escrow shares with a cash payment or payments in increments of $500,000.

     We expect the merger, if it closes, to be completed by the fourth quarter of 2002.

Issuance of Series C Preferred Stock

     On April 22, 2002, the Company issued $40 million (4,000 shares) of redeemable and convertible preferred stock to a group of private investors. The preferred stock was designated as Series C Preferred Stock and has a liquidation value of $10,000 per share.

     The Series C Preferred Stock is convertible into the Company’s Class B Common Stock at a conversion price of $14.39 per share subject to certain adjustments. The Series C Preferred Stock will be redeemable at the Company’s option on or after April 22, 2007 and will be subject to mandatory redemption on April 22, 2012 at liquidation value. Dividends on the Series C Preferred Stock will accrue at 8% per annum until April 22, 2009 after which the dividend rate shall be 8.5% per annum. Dividends, when declared by the Company’s board of directors may be paid at the Company’s option in cash or additional shares of Series C Preferred Stock.

     As part of the transaction, holders of the Company’s Series A and Series B Preferred Stock have exchanged all of the outstanding shares of each respective series, an aggregate fair value of approximately $8.6 million, for an equal number of shares of the Series C Preferred Stock. The excess of the $8.6 million liquidation value of the Series A and Series B Preferred Stock over its carrying value of $4.6 million was charged to retained earnings upon the exchange in April 2002. Upon closing this transaction, the Series C Preferred Stock is the only currently outstanding preferred stock of the Company.

     Net cash proceeds approximated $30.6 million, after transaction fees and expenses and excluding the value of the Series A and Series B Preferred Stock exchanged into the Series C Preferred Stock. The Company used the net cash proceeds to repay all current outstanding borrowings of $13.5 million under the Company’s revolving credit facility and intends to use the remaining net cash proceeds for other general corporate purposes.

Digital Television Conversion

     The Company is currently broadcasting a digital signal at four of its thirteen stations: WRDW in Augusta, Georgia; KWTX in Waco, Texas; WEAU in Eau Claire, Wisconsin and KXII in Sherman, Texas. The Company has commenced installation of similar systems at several of its other television stations. The Company currently intends to have all such required installations completed as soon as practicable. Currently the FCC requires that all stations be operational by May of 2002. As necessary, the Company has requested and received approval from the FCC to extend the May 2002 deadline by six months for all of the Company’s remaining stations that are not currently broadcasting in digital. Given the Company’s good faith efforts to comply with the existing deadline and the facts specific to each extension request, the Company believes the FCC will grant any further deadline extension requests that become necessary.

     The estimated total multi-year (1999 through 2004) cash capital expenditures required to implement initial digital television broadcast systems will approximate $31.7 million. As of June 30, 2002, the Company has incurred $13.1 million of such costs. The remaining $18.6 million of equipment or services is currently expected to be purchased during the remainder of 2002 and the first half of 2003. The cash payments for these purchases are expected to occur in 2002, 2003 and 2004.

Income Taxes

     The Internal Revenue Service (the “IRS”) is auditing the Company’s federal tax returns for the years ended December 31, 1996 and 1998. In October 2001, the Company received a notice of deficiency from the IRS associated with its audit of the Company’s 1996 and 1998 federal income tax returns. The IRS alleges in the notice that the Company owes approximately $12.1 million of tax plus interest and penalties stemming from certain acquisition related transactions, which occurred in 1996. Additionally, if the IRS were successful in its claims, the Company would be required to account for these acquisition transactions as stock purchases instead of asset purchases which would significantly lower the tax basis in the assets acquired. The Company believes the IRS claims are without merit and on January 18, 2002 filed a petition to contest the matter in United States Tax Court. The Company cannot predict when the tax court will conclude its ruling on this matter.

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

PART II.       OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit 3.1 Articles of Amendment to the Amended and Restated Articles of Incorporation of Gray Communications Systems, Inc.

Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350

(b)	Reports on Form 8-K

On July 17, 2002, the Company filed a current report on Form 8-K where it reported that on June 4, 2002, the Company executed a merger agreement with Stations Holding, Inc., the parent company of Benedek Broadcasting Corporation. The merger agreement provides that the Company will acquire Stations by merging a newly formed wholly-owned subsidiary, Gray MidAmerica Television, Inc. into Stations. In consideration of Stations, the Company will pay an estimated consideration of $502.5 million, a substantial portion of which will be used to satisfy, in full, certain outstanding indebtedness of Stations in accordance with a plan of reorganization filed by Stations with the United States bankruptcy court in Delaware on July 1, 2002.

On June 21, 2002, the Company filed a current report on Form 8-K where it reported that effective June 10, 2002, McGladrey & Pullen LLP was retained to audit the financial statements of Gray Communications Systems, Inc. Capital Accumulation Plan.

On July 30, 2002, the Company filed a current report on Form 8-K where it reported that on July 25, 2002, the Registrant filed with the Georgia Secretary of State Articles of Amendment to its Restated Articles of Incorporation to change the Registrant’s corporate name from “Gray Communications Systems, Inc.” to “Gray Television, Inc.”

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAY TELEVISION, INC. (Registrant)

Date:	August 9, 2002	By:	/s/ James C. Ryan

James C. Ryan, Vice President and Chief Financial Officer