Form 10-Q
period 2002-09-30
GRAY TELEVISION INC
filed 2002-11-14
CIK 43196

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002.

                                       OR

      |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _________ TO _________.

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

                                 (404) 504-9828
              (Registrant's telephone number, including area code)

                        GRAY COMMUNICATIONS SYSTEMS, INC.
                     (Former name, former address and former
                   fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

       COMMON STOCK, (NO PAR VALUE)            CLASS A COMMON STOCK, (NO PAR VALUE)
38,923,263 SHARES AS OF NOVEMBER 13, 2002    6,848,467 SHARES AS OF NOVEMBER 13, 2002

INDEX

                              GRAY TELEVISION, INC.

PART I.         FINANCIAL INFORMATION                                       PAGE
                                                                            ----
Item 1.         Financial Statements

                Condensed consolidated balance sheets - September 30,
                    2002 (Unaudited) and December 31, 2001                    3

                Condensed consolidated statements of operations
                    (Unaudited) - Three months ended September 30, 2002
                    and 2001 Nine months ended September 30, 2002 and 2001    5

                Condensed consolidated statement of stockholders'
                    equity (Unaudited) - Nine months ended September
                    30, 2002                                                  6

                Condensed consolidated statements of cash flows
                    (Unaudited) - Nine months ended September 30, 2002
                    and 2001                                                  7

                Notes to condensed consolidated financial statements
                    (Unaudited) - September 30, 2002                          8

Item 2.         Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                      16

Item 3.         Quantitative and Qualitative Disclosure About Market Risk    24

Item 4.         Controls and Procedures                                      24

PART II.        OTHER INFORMATION

Item 4.         Submission of Matters to a Vote of Security Holders          24

Item 6.         Exhibits and Reports on Form 8-K                             25

SIGNATURES                                                                   27

CERTIFICATIONS                                                               28

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              GRAY TELEVISION, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                       SEPTEMBER 30,     DECEMBER 31,
                                                                            2002             2001
                                                                       -------------    -------------
                                                                        (UNAUDITED)
ASSETS:
Current assets:
     Cash and cash equivalents                                         $  19,089,610    $     557,521
     Restricted cash for redemption of long-term debt                            -0-      168,557,417
     Trade accounts receivable, less allowance for doubtful accounts
         of $689,000 and  $743,000, respectively                          25,145,795       29,722,141
     Recoverable income taxes                                                808,741          552,177
     Inventories                                                           1,092,331          763,430
     Current portion of program broadcast rights                           5,420,937        3,809,238
     Other current assets                                                  1,077,585          742,150
                                                                       -------------    -------------
Total current assets                                                      52,634,999      204,704,074
                                                                       -------------    -------------

Property and equipment:
     Land                                                                  4,975,003        4,905,121
     Buildings and improvements                                           17,335,868       16,904,976
     Equipment                                                           119,424,095      113,018,560
                                                                       -------------    -------------
                                                                         141,734,966      134,828,657
     Allowance for depreciation                                          (81,492,576)     (71,412,314)
                                                                       -------------    -------------
                                                                          60,242,390       63,416,343

Deferred loan costs, net                                                  13,263,113       14,305,495
Licenses and network affiliation agreements                              403,794,201      424,384,811
Goodwill                                                                  53,150,505       72,025,145
Consulting and noncompete agreements                                         582,010          901,216
Other                                                                     23,346,465       14,599,894
                                                                       -------------    -------------

                                                                       $ 607,013,683    $ 794,336,978
                                                                       =============    =============

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                              GRAY TELEVISION, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                                                    SEPTEMBER 30,     DECEMBER 31,
                                                                                        2002             2001
                                                                                    -------------    -------------
                                                                                     (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
     Trade accounts payable                                                         $   4,021,345    $   7,632,778
     Employee compensation and benefits                                                 6,203,893        6,002,892
     Accrued expenses                                                                   2,163,367        1,588,302
     Accrued interest                                                                   8,765,732        7,872,585
     Current portion of program broadcast obligations                                   5,272,234        3,655,881
     Deferred revenue                                                                   3,226,343        2,783,069
     Unrealized loss on derivatives                                                           -0-        1,581,000
     Current portion of long-term debt                                                     66,120      155,262,277
                                                                                    -------------    -------------
Total current liabilities                                                              29,719,034      186,378,784

Long-term debt, less current portion                                                  378,740,078      396,182,025
Program broadcast obligations, less current portion                                       500,480          619,320
Supplemental employee benefits                                                            426,712          397,720
Deferred income taxes                                                                  56,866,563       66,790,563
Other                                                                                     950,216        1,772,989
                                                                                    -------------    -------------
                                                                                      467,203,083      652,141,401
                                                                                    -------------    -------------
Commitments and contingencies
Redeemable Serial Preferred Stock, no par value; cumulative;
      convertible; designated 5,000 shares, issued and outstanding
      4,000 shares ($40,000,000 aggregate liquidation value)                           39,156,069              -0-
                                                                                    -------------    -------------
Stockholders' equity:
      Serial Preferred Stock, no par value; authorized 20,000,000 shares; undesignated 19,995,000 shares, issued and
         outstanding 861 shares ($8,605,788 aggregate liquidation
         value)                                                                               -0-        4,636,663
      Common Stock, no par value; authorized 50,000,000 and 15,000,000 shares, respectively; issued 8,916,683 and 8,792,227 shares,
         respectively                                                                 119,086,654      117,634,928
      Class A Common Stock, no par value; authorized 15,000,000
         shares; issued 7,961,574 shares, respectively                                 20,172,959       20,172,959
      Retained (deficit) earnings                                                     (30,266,364)       8,089,745
                                                                                    -------------    -------------
                                                                                      108,993,249      150,534,295
     Treasury Stock at cost, Class A Common Stock, 1,113,107 shares, respectively      (8,338,718)      (8,338,718)
                                                                                    -------------    -------------
                                                                                      100,654,531      142,195,577
                                                                                    -------------    -------------

                                                                                    $ 607,013,683    $ 794,336,978
                                                                                    =============    =============

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                         GRAY TELEVISION, INC.
      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                         THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                            SEPTEMBER 30,                    SEPTEMBER 30,
                                                                    -----------------------------    ------------------------------
                                                                        2002             2001             2002             2001
                                                                    ------------    -------------    -------------    -------------
Operating revenues:
Broadcasting (net of agency commissions)                            $ 29,534,793    $  24,422,498    $  84,541,110    $  76,997,268
Publishing                                                            10,857,782       10,138,437       32,073,735       30,065,472
Paging                                                                 2,115,821        2,204,927        6,198,622        6,609,611
                                                                    ------------    -------------    -------------    -------------
                                                                      42,508,396       36,765,862      122,813,467      113,672,351
                                                                    ------------    -------------    -------------    -------------
Expenses:
Broadcasting                                                          16,645,852       16,429,627       48,621,302       48,804,415
Publishing                                                             7,790,656        7,979,787       23,210,261       23,639,124
Paging                                                                 1,360,335        1,391,892        4,114,218        4,203,436
Corporate and administrative                                           1,168,665          833,099        3,284,808        2,661,874
Depreciation and amortization                                          3,632,183        7,923,329       11,064,968       23,619,730
                                                                    ------------    -------------    -------------    -------------
                                                                      30,597,691       34,557,734       90,295,557      102,928,579
                                                                    ------------    -------------    -------------    -------------
Operating income                                                      11,910,705        2,208,128       32,517,910       10,743,772
Miscellaneous income                                                     (41,632)         (59,902)          54,931           38,302
Appreciation (depreciation) in value of derivatives                      851,355         (424,117)       1,581,000       (1,384,841)
                                                                    ------------    -------------    -------------    -------------
                                                                      12,720,428        1,724,109       34,153,841        9,397,233
Interest expense                                                       8,048,702        8,606,909       24,914,365       26,773,788
                                                                    ------------    -------------    -------------    -------------
INCOME (LOSS) BEFORE INCOME TAXES, EXTRAORDINARY CHARGE AND
    CUMULATIVE EFFECT OF ACCOUNTING CHANGE                             4,671,726       (6,882,800)       9,239,476      (17,376,555)
Income tax expense (benefit)                                           1,554,999       (2,246,000)       3,171,199       (5,478,000)
                                                                    ------------    -------------    -------------    -------------
NET INCOME (LOSS) BEFORE EXTRAORDINARY CHARGE AND CUMULATIVE
    EFFECT OF ACCOUNTING CHANGE                                        3,116,727       (4,636,800)       6,068,277      (11,898,555)
Extraordinary charge on extinguishment of debt, net of
    income tax benefit of $3,957,800                                         -0-              -0-       (7,317,517)             -0-
                                                                    ------------    -------------    -------------    -------------
NET INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING
    CHANGE                                                             3,116,727       (4,636,800)   $  (1,249,240)     (11,898,555)
Cumulative effect of accounting change, net of income tax
    benefit of $8,873,400                                                    -0-              -0-      (30,591,800)             -0-
                                                                    ------------    -------------    -------------    -------------
NET INCOME (LOSS)                                                      3,116,727       (4,636,800)     (31,841,040)     (11,898,555)
Preferred dividends                                                      800,000          154,084        1,603,362          462,258
Non-cash preferred dividends associated with exchange of
    preferred stock                                                          -0-              -0-        3,969,125              -0-
                                                                    ------------    -------------    -------------    -------------
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS                           $  2,316,727    $  (4,790,884)   $ (37,413,527)   $ (12,360,813)
                                                                    ============    =============    =============    =============
Basic per share information:
   Net income (loss) before extraordinary charge and
       cumulative effect of accounting change available
       to common stockholders                                       $       0.15    $       (0.31)   $        0.03    $       (0.79)
   Extraordinary charge on extinguishment of debt, net
       of income taxes                                                      0.00             0.00            (0.46)            0.00
   Cumulative effect of accounting change, net of income
       taxes                                                                0.00             0.00            (1.95)            0.00
                                                                    ------------    -------------    -------------    -------------
   Net income (loss) available to common stockholders               $       0.15    $       (0.31)   $       (2.38)   $       (0.79)
                                                                    ============    =============    =============    =============
   Weighted average shares outstanding                                15,751,856       15,615,253       15,692,066       15,596,595
                                                                    ============    =============    =============    =============
Diluted per share information:
   Net income (loss) before extraordinary charge and
       cumulative effect of accounting change available
       to common stockholders                                       $       0.14    $       (0.31)   $        0.03    $       (0.79)
   Extraordinary charge on extinguishment of debt, net
       of income taxes                                                      0.00             0.00            (0.46)            0.00
   Cumulative effect of accounting change, net of income
       taxes                                                                0.00             0.00            (1.91)            0.00
                                                                    ------------    -------------    -------------    -------------
   Net income (loss) available to common stockholders               $       0.14    $       (0.31)   $       (2.34)   $       (0.79)
                                                                    ============    =============    =============    =============
   Weighted average shares outstanding                                16,027,049       15,615,253       16,022,349       15,596,595
                                                                    ============    =============    =============    =============

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                    GRAY TELEVISION, INC.
 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

                                                                                  CLASS A
                                                   PREFERRED STOCK              COMMON STOCK                COMMON STOCK
                                              -------------------------   -------------------------   ---------------------------
                                                 SHARES       AMOUNT        SHARES        AMOUNT        SHARES          AMOUNT
                                              -----------   -----------   -----------   -----------   -----------    ------------
Balance at December 31, 2001                          861   $ 4,636,663     7,961,574   $20,172,959     8,792,227    $117,634,928
Net loss for the nine months ended
   September 30, 2002                                 -0-           -0-           -0-           -0-           -0-             -0-
Common stock cash dividends
     ($0.06) per share                                -0-           -0-           -0-           -0-           -0-             -0-
Preferred stock dividends                             -0-           -0-           -0-           -0-           -0-             -0-
Non-cash preferred dividends associated
   with the exchange of preferred stock               -0-           -0-           -0-           -0-           -0-             -0-
Issuance of common stock:
     401(k) plan                                      -0-           -0-           -0-           -0-        46,451         571,694
     Non-qualified stock plan                         -0-           -0-           -0-           -0-        78,005         792,032

Exchange of series A and series B preferred
   stock                                             (861)   (4,636,663)          -0-           -0-           -0-             -0-

Income tax benefit relating to stock plans            -0-           -0-           -0-           -0-           -0-          88,000

                                              -----------   -----------   -----------   -----------   -----------    ------------
Balance at September 30, 2002                         -0-         $ -0-     7,961,574   $20,172,959     8,916,683    $119,086,654
                                              -----------   -----------   -----------   -----------   -----------    ------------

                                                                          CLASS A
                                                                       TREASURY STOCK
                                                   RETAINED      --------------------------
                                                   EARNINGS         SHARES         AMOUNT          TOTAL
                                                 ------------    -----------    -----------    -------------
Balance at December 31, 2001                     $  8,089,745     (1,113,107)   $(8,338,718)   $ 142,195,577
Net loss for the nine months ended
   September 30, 2002                             (31,841,040)           -0-            -0-      (31,841,040)
Common stock cash dividends
     ($0.06) per share                               (942,582)           -0-            -0-         (942,582)
Preferred stock dividends                          (1,603,362)           -0-            -0-       (1,603,362)
Non-cash preferred dividends associated
   with the exchange of preferred stock            (3,969,125)           -0-            -0-       (3,969,125)
Issuance of common stock:
     401(k) plan                                          -0-            -0-            -0-          571,694
     Non-qualified stock plan                             -0-            -0-            -0-          792,032

Exchange of series A and series B preferred
   stock                                                  -0-            -0-            -0-       (4,636,663)

Income tax benefit relating to stock plans                -0-            -0-            -0-           88,000

                                                 ------------    -----------    -----------    -------------
Balance at September 30, 2002                    $(30,266,364)    (1,113,107)   $(8,338,718)   $ 100,654,531
                                                 ------------    -----------    -----------    -------------

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                    GRAY TELEVISION, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                                                 -------------------------------
                                                                                      2002            2001
                                                                                  -------------    ------------
Operating activities
Net loss                                                                          $ (31,841,040)   $(11,898,555)
Adjustments to reconcile net loss to net cash provided by operating activities:
       Cumulative effect of accounting change                                        30,591,800             -0-
       Amortization of bond discount                                                    108,135             -0-
       Depreciation                                                                  10,745,764      12,884,340
       Amortization of intangible assets                                                319,206      10,735,390
       Amortization of deferred loan costs                                            1,082,565       1,156,469
       Amortization of program broadcast rights                                       4,043,552       4,157,850
       Write-off of loan acquisition costs related to debt extinguished               3,030,266             -0-
       Payments for program broadcast rights                                         (4,095,343)     (4,109,234)
      Supplemental employee benefits                                                    (68,031)       (162,372)
      Common stock contributed to 401(k) Plan                                           571,694         530,795
      (Appreciation) depreciation in value of derivatives, net                       (1,581,000)      1,384,841
      Deferred income taxes                                                          (1,050,550)     (5,945,996)
      Loss on disposal of assets                                                        107,297          67,301
      Changes in operating assets and liabilities:
            Receivables, inventories and other current assets                         3,655,446       5,428,874
            Accounts payable and other current liabilities                            1,700,068        (923,777)
                                                                                  -------------    ------------
Net cash provided by operating activities                                            17,319,829      13,305,926
                                                                                  -------------    ------------
Investing activities
      Restricted cash for redemption of long-term debt                              168,557,417             -0-
      Deferred acquisition costs                                                     (8,770,017)            -0-
      Purchases of property and equipment                                           (11,385,680)     (5,200,074)
      Other                                                                            (257,141)        197,387
                                                                                  -------------    ------------
 Net cash provided by (used in) investing activities                                148,144,579      (5,002,687)
                                                                                  -------------    ------------
Financing activities
      Dividends paid                                                                 (2,545,944)     (1,398,791)
      Deferred loan costs                                                            (3,070,449)     (2,557,426)
      Proceeds from issuance of common stock                                            792,032         556,891
      Proceeds from sale of treasury stock                                                  -0-         166,917
      Proceeds from issuance of preferred stock                                      30,556,069             -0-
      Proceeds from borrowings of long-term debt                                      6,272,346      24,950,000
      Payments on long-term debt                                                   (179,018,585)    (29,585,141)
      Other                                                                              82,212             -0-
                                                                                  -------------    ------------
 Net cash used in financing activities                                             (146,932,319)     (7,867,550)
                                                                                  -------------    ------------
 Increase in cash and cash equivalents                                               18,532,089         435,689
 Cash and cash equivalents at beginning of period                                       557,521       2,214,838
                                                                                  -------------    ------------
 Cash and cash equivalents at end of period                                       $  19,089,610    $  2,650,527
                                                                                  =============    ============

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             GRAY TELEVISION, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A--BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements of Gray Television, Inc. ("Gray" or "the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month and three-month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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

Earnings Per Share

      The Company computes earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("EPS"). The following table reconciles net income (loss) before extraordinary charge and cumulative effect of accounting change to net income (loss) before extraordinary charge and cumulative effect of accounting change available to common stockholders for the three months and nine months ended September 30, 2002 and 2001 (in thousands):

                                                                           THREE MONTHS ENDED    NINE MONTHS ENDED
                                                                              SEPTEMBER 30,        SEPTEMBER 30,
                                                                           ------------------    -----------------
                                                                            2002       2001       2002       2001
                                                                           -------   --------    -------   --------
Net income (loss) before extraordinary charge and cumulative
  effect of accounting change                                              $ 3,117   $ (4,637)   $ 6,068   $(11,899)
Preferred dividends                                                            800        154      1,603        462
Non-cash preferred dividends associated with exchange of preferred stock       -0-        -0-      3,969        -0-
                                                                           -------   --------    -------   --------
Net income (loss) before extraordinary charge and cumulative
  effect of accounting change available to common stockholders             $ 2,317   $ (4,791)   $   496   $(12,361)
                                                                           =======   ========    =======   ========

Weighted average shares outstanding - basic                                 15,752     15,615     15,692     15,597
Stock options and warrants                                                     275        -0-        330        -0-
                                                                           -------   --------    -------   --------
Weighted average shares outstanding - diluted                               16,027     15,615     16,022     15,597
                                                                           =======   ========    =======   ========

         For the three and nine month periods ended September 30, 2001, the Company incurred a net loss before extraordinary charge and cumulative effect of accounting change available to common stockholders. As a result common shares related to employee stock-based compensation plans and warrants that could potentially dilute basic earnings per share in the future were not included in the computation of diluted earnings per share as they would have an antidilutive effect for the periods. For the three and nine month periods ended September 30, 2002, the effects of convertible preferred stock that could potentially dilute basic earnings per share in the future, were not included in the computation of diluted earnings per share as they would have any antidilutive effect for the periods. The number of antidilutive common shares excluded from diluted earnings per share for the respective periods are as follows (in thousands):

NOTE A--BASIS OF PRESENTATION (CONTINUED)

Earnings Per Share (Continued)

                                                                 THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                    SEPTEMBER 30,             SEPTEMBER 30,
                                                                 ------------------         -----------------
                                                                  2002         2001         2002         2001
                                                                 -----        -----        -----        -----
Antidilutive common shares excluded from diluted
  earnings per share                                             2,779         451         1,631         615

      The weighted average shares used to calculated basic and diluted earnings per share for the three months and the nine months ended September 30, 2002 does not include 885,269 class B common shares that were issued to an escrow agent in connection with the acquisition of GMAT. Subsequent to the completion of the acquisition on October 25, 2002, these shares were returned to the Company and then cancelled.

Implementation of New Accounting Principles

      In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit of Disposal Activities" ("SFAS 146"), effective for exit or disposal activities that are initiated after December 31, 2002. The Company's adoption of this new standard is not expected to have a material impact on the results of operating and financial position.

      In April 2002, the FASB issued Statements of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"), effective for fiscal years beginning after May 15, 2002. For most companies, SFAS 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under Statement 4.

      In the first quarter of 2002, the Company redeemed its then outstanding 10.625% senior subordinated notes and recorded an extraordinary charge of approximately $11.3 million ($7.3 million after income tax) in connection with this early extinguishment of debt. Also, in the fourth quarter of 2002, The Company amended its bank loan agreement and expects to record an extraordinary charge of approximately $5.6 million (approximately $3.6 million after income tax) in connection with this early extinguishment of debt. The Company will adopt SFAS 145 in the first quarter of 2003. Accordingly, the Company will reclassify as an expense in income from continuing operations the $16.9 million it had recorded in 2002 as an extraordinary loss on extinguishment of debt.

      In June 2001, the FASB issued Statements of Financial Accounting Standards No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). These standards change the accounting for business combinations by, among other things, prohibiting the prospective use of pooling-of-interests accounting and requiring companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life. Instead, goodwill and intangible assets deemed to have an indefinite useful life will be subject to an annual review for impairment. The new standards were effective for the Company on January 1, 2002. Upon adoption of SFAS 142, the Company recorded a one-time, non-cash charge of approximately $39.5 million ($30.6 million after income taxes) to reduce the carrying value of its goodwill, licenses and network affiliation agreements. Such charge is reflected as a cumulative effect of an accounting change in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2002. For additional discussion on the impact of adopting SFAS 142, see Note D.

Reclassifications

      Certain prior year amounts in the accompanying condensed consolidated financial statements have been reclassified to conform with the 2002 presentation.

NOTE B--BUSINESS ACQUISITION

Pending Acquisition of KOLO-TV

      On September 4, 2002, Gray announced that it had signed a definitive purchase agreement to acquire certain assets and assume certain liabilities of KOLO-TV from Smith Television Group, Inc. KOLO-TV operates on Channel 8 in the Reno, Nevada television market. KOLO-TV is a VHF television station that is affiliated with the ABC television network. KOLO-TV is the number one rated station in its market. The Reno market ranks as the 114th largest television market in the U.S. with 242,000 television households. Carson City, the state capital of Nevada is included in the market served by KOLO-TV.

      The purchase price for KOLO-TV is $41.5 million. The Company intends to finance this transaction by utilizing cash on hand and, to the extent necessary, borrowings under the Company's revolving credit facility.

Acquisition of Gray MidAmerica Television

      On October 25, 2002, Gray completed its acquisition of Stations Holding Company, Inc. ("Stations Holding"). Gray acquired Stations Holding by merging Gray's newly formed wholly owned subsidiary, Gray MidAmerica Television, Inc. with and into Stations Holding. The newly acquired subsidiary is referred to herein as Gray MidAmerica Television or "GMAT". Prior to the merger, GMAT owned and operated 15 network affiliated broadcast television stations.

      Aggregate consideration paid or assumed was approximately $513.4 million which included a base purchase price of $502.5 million, transaction expenses of approximately $7.0 million and certain net working capital adjustments of $3.9 million. Gray funded the acquisition by issuing 30,000,000 shares of Gray Common Stock (NYSE ticker: GTN) to the public for proceeds, net of underwriting fee, of approximately $231.7 million, with additional borrowings of $275.0 million under its amended bank loan agreement and with cash on hand.

      For advisory services rendered by Bull Run Corporation, Inc., a principal investor, in connection with the merger, the Company paid to Bull Run an advisory fee of $5.0 million on June 10, 2002. This amount is included in the fees described above.

      Upon completion of the KOLO-TV acquisition mentioned above, the Company will own a total of 29 stations serving 25 television markets. The stations will include 15 CBS affiliates, seven NBC affiliates and seven ABC affiliates. The combined station group will have 23 stations ranked #1 in local news audience and 22 stations ranked #1 in overall audience within their respective markets. The combined TV station group will reach approximately 5.3% of total U.S. TV households. In addition, with 15 CBS affiliated stations, the Company is the largest independent owner of CBS affiliates in the country. The combined station group has a significant presence in the Southeast, Southwest, Midwest and Great Lakes regions of the United States.

NOTE C--LONG-TERM DEBT

      On September 16, 2002, Gray completed the sale of $100 million principal amount of senior subordinated notes (the "Notes"). The coupon on the Notes was 9 1/4% and the Notes were issued at par. These Notes are in addition to the $180 million principal amount of Gray's 9 1/4% Senior Subordinated Notes due 2011 that were issued on December 21, 2001. The Notes were issued under the same indenture and have the same terms. They form a single series with Gray's existing notes. The Notes were offered pursuant to Gray's existing effective shelf registration statement. Gray used the net proceeds of this offering primarily to repay $100 million of borrowings under its amended bank loan agreement, without a corresponding reduction in the credit commitment under the facility. The Company incurred approximately $3.4 million in underwriting costs and other fees associated with the issuance of the additional $100 million of senior subordinated notes.

      In connection with the acquisition of GMAT, Gray entered into an amended bank loan agreement on October 25, 2002 with a group of lenders. The primary modifications to the loan agreement effected by the amendment were an increase in committed available credit and a decrease in interest rates. Under the amended loan agreement, committed available credit increased from $250.0 million to $450.0 million. Prior to the amendment, the loan agreement consisted of a $50.0 million revolving facility and a $200.0 million term facility. The revolving facility was increased to $75.0 million and the term facility was increased to $375.0 million. The Company currently expects to record an extraordinary charge of approximately $5.6 million (approximately $3.6 million after income tax) in the fourth quarter of 2002 in connection with this early extinguishment of debt.

      Under the amended revolving and term facilities, Gray, at its option, can borrow funds at an interest rate equal to the London Interbank Offered Rate ("LIBOR") plus a margin or at the lenders' base rate plus a margin. The base rate will generally be equal to the lenders' prime rate. Interest rates under the amended revolving facility are base rate plus a margin ranging from 0.50% to 1.75% or LIBOR plus a margin ranging from 1.75% to 3.0%. Interest rates under the amended term facility are base plus a margin ranging from 1.25% to 1.75% or LIBOR plus a margin ranging from 2.50% to 3.00%. The applicable margin payable by Gray will be determined by Gray's operating leverage ratio that is calculated quarterly.

      At September 30, 2002, the balance outstanding and the balance available under the Company's amended bank loan agreement were $100.0 million and $37.5 million, respectively, and the interest rate on the balance outstanding was 5.1%. After the acquisition, Gray had $375.0 million outstanding under the amended bank loan agreement with $75 million remaining available. The interest rate on this balance after the acquisition was 4.8%.

      The lenders' commitments for the revolving facility will reduce quarterly, as specified in the amended bank loan agreement, beginning March 31, 2004 and final repayment of any outstanding amounts under the revolving facility is due December 31, 2009. The term facility commences amortization in quarterly installments of $937,500 beginning March 31, 2004 through December 31, 2009 with the remaining outstanding balance payable in four equal quarterly installments beginning March 31, 2010. The final maturity date for any outstanding amounts under the term facility is December 31, 2010.

      In connection with the amendment to the amended bank loan agreement, Gray incurred approximately $5.6 million in additional financing costs. These financing costs were funded through borrowings under the amended bank loan agreement.

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

      The Company expects to receive future benefits from previously acquired goodwill and licenses over an indefinite period of time. Upon adoption of SFAS 142 on January 1, 2002, the Company stopped amortizing these assets. Amortization of these assets totaled $3.5 million ($2.8 million after income taxes) for the three months ended September 30, 2001 and $10.4 million ($8.3 million after income tax) for the nine months ended September 30, 2001.

      A summary of changes in the Company's goodwill and other intangible assets during the nine month period ended September 30, 2002, by business segment is as follows (in thousands):

                                                         DECEMBER 31,                                         SEPTEMBER 30,
                                                             2001          IMPAIRMENTS       AMORTIZATION         2002
                                                          ---------        -----------       ------------       ---------
Goodwill:
   Broadcasting                                           $  55,241         $ (18,874)             $-0-         $  36,367
   Publishing                                                16,779               -0-               -0-            16,779
   Paging                                                         5               -0-               -0-                 5
                                                          ---------         ---------         ---------         ---------
                                                          $  72,025         $ (18,874)             $-0-         $  53,151
                                                          =========         =========         =========         =========

Licenses and network affiliation agreements:
   Broadcasting                                           $ 407,592         $ (10,291)             $-0-         $ 397,301
   Paging                                                    16,793           (10,300)              -0-             6,493
                                                          ---------         ---------         ---------         ---------
                                                          $ 424,385         $ (20,591)             $-0-         $ 403,794
                                                          =========         =========         =========         =========

Consulting and noncompete agreements:
   Publishing                                             $     901              $-0-         $    (319)        $     582
                                                          =========         =========         =========         =========

Total intangible assets net of accumulated amortization   $ 497,311         $ (39,465)        $    (319)        $ 457,527
                                                          =========         =========         =========         =========

      As of September 30, 2002 and December 31, 2001, the Company's intangible assets and related accumulated amortization consisted of the following (in thousands):

                                                           AS OF SEPTEMBER 30, 2002                 AS OF DECEMBER 31, 2001
                                                     -------------------------------------    -------------------------------------
                                                                 ACCUMULATED                              ACCUMULATED
                                                       GROSS     AMORTIZATION       NET         GROSS     AMORTIZATION       NET
                                                     ---------   ------------    ---------    ---------   ------------    ---------
Intangible assets not
   subject to amortization:
   Licenses and network affiliation agreements       $ 454,245     $ (50,451)    $ 403,794    $ 474,836     $ (50,451)    $ 424,385
   Goodwill                                             59,441        (6,290)       53,151       78,315        (6,290)       72,025
                                                     ---------     ---------     ---------    ---------     ---------     ---------
                                                     $ 513,686     $ (56,741)    $ 456,945    $ 553,151     $ (56,741)    $ 496,410
                                                     =========     =========     =========    =========     =========     =========
Intangible assets subject to amortization:
   Consulting and noncompete agreements              $   3,105     $  (2,523)    $     582    $   3,105     $  (2,204)    $     901
                                                     =========     =========     =========    =========     =========     =========

Total intangibles                                    $ 516,791     $ (59,264)    $ 457,527    $ 556,256     $ (58,945)    $ 497,311
                                                     =========     =========     =========    =========     =========     =========

      The Company recorded amortization expense of $107,000 during the three months ended September 30, 2002 compared to $119,000 on a pro forma basis during the three months ended September 30, 2001. The Company recorded amortization expense of $322,000 during the nine months ended September 30, 2002 compared to $362,000 on a pro forma basis during the nine months ended September 30, 2001. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for the succeeding 5 years are as follows: 2002: $425,616; 2003: $425,600; and 2004:
$50,000. As acquisitions and dispositions occur in the future, these amounts may vary.

      The results for the quarter and nine months ended September 30, 2001 on a historical basis do not reflect the provisions of SFAS 142. Had the Company adopted SFAS 142 on January 1, 2001, the historical amounts would have been changed to the adjusted amounts as indicated in the table below (in thousands except per share data):

                                                                           THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                              SEPTEMBER 30,               SEPTEMBER 30,
                                                                        ------------------------     ------------------------
                                                                           2002          2001           2002          2001
                                                                        ----------    ----------     ----------    ----------
Reported net income (loss) before extraordinary charge and
     cumulative effect of accounting change                             $    3,117    $   (4,637)    $    6,068    $  (11,899)
Elimination of amortization of goodwill, net of income tax                     -0-           437            -0-         1,310
Elimination of amortization of licenses and network affiliation
     agreements, net of income tax                                             -0-         2,321            -0-         6,964
                                                                        ----------    ----------     ----------    ----------
Adjusted net income (loss) before extraordinary charge and
     cumulative effect of accounting change                             $    3,117    $   (1,879)    $    6,068    $   (3,625)
                                                                        ==========    ==========     ==========    ==========
Basic per share information:
     Net income (loss) before extraordinary charge and cumulative
         effect of accounting change available to common stockholders   $     0.15    $    (0.31)    $     0.03    $    (0.79)
     Elimination of amortization of goodwill, net of income tax               0.00          0.03           0.00          0.08
     Elimination of amortization of licenses and network
         affiliation agreements, net of income tax                            0.00          0.15           0.00          0.45
                                                                        ----------    ----------     ----------    ----------
     Adjusted net income (loss) before extraordinary charge and cumulative effect of accounting change available to common
         stockholders                                                   $     0.15    $    (0.13)    $     0.03         (0.26)
                                                                        ==========    ==========     ==========    ==========
Basic weighted average shares outstanding                                   15,752        15,615         15,692        15,597

Diluted per share information:
     Net income (loss) before extraordinary charge and cumulative
         effect of accounting change available to common stockholders   $     0.14    $    (0.31)    $     0.03    $    (0.79)
     Elimination of amortization of goodwill, net of income tax               0.00          0.03           0.00          0.08
     Elimination of amortization of licenses and network
         affiliation agreements, net of income tax                            0.00          0.15           0.00          0.45
                                                                        ----------    ----------     ----------    ----------
     Adjusted net income (loss) before extraordinary charge and cumulative effect of accounting change available to common
         stockholders                                                   $     0.14    $    (0.13)    $     0.03    $    (0.26)
                                                                        ==========    ==========     ==========    ==========
Diluted weighted average shares outstanding                                 16,027        15,615         16,022        15,597

NOTE E--INFORMATION ON BUSINESS SEGMENTS

      The Company operates in three business segments: broadcasting, publishing and paging. As of September 30, 2002, the broadcasting segment operates 13 television stations located in the southern and mid-western United States. The publishing segment operates four daily newspapers located in Georgia and Indiana. The paging operations are located in Florida, Georgia and Alabama. The following tables present certain financial information concerning the Company's three operating segments (in thousands):

                                                                    THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                       SEPTEMBER 30,                  SEPTEMBER 30,
                                                                -------------------------       -------------------------
                                                                   2002           2001            2002            2001
                                                                ---------       ---------       ---------       ---------
Operating revenues:
     Broadcasting                                               $  29,535       $  24,423       $  84,541       $  76,997
     Publishing                                                    10,858          10,138          32,074          30,065
     Paging                                                         2,116           2,205           6,199           6,610
                                                                ---------       ---------       ---------       ---------
                                                                $  42,509       $  36,766       $ 122,814       $ 113,672
                                                                =========       =========       =========       =========
Operating income:
     Broadcasting                                               $   9,119       $     632       $  24,665       $   6,145
     Publishing                                                     2,366           1,341           6,751           3,900
     Paging                                                           426             235           1,102             699
                                                                ---------       ---------       ---------       ---------
Total operating income                                             11,911           2,208          32,518          10,744
Miscellaneous income (expense), net                                   (41)            (60)             55              38
Appreciation (depreciation) in value of derivatives, net              851            (424)          1,581          (1,385)
Interest expense                                                    8,049           8,607          24,915          26,774
                                                                ---------       ---------       ---------       ---------
Income (loss) before income taxes                               $   4,672       $  (6,883)      $   9,239       $ (17,377)
                                                                =========       =========       =========       =========
Media Cash Flow:
   Broadcasting                                                 $  12,971       $   8,154       $  36,263       $  28,607
   Publishing                                                       3,110           2,195           8,989           6,539
   Paging                                                             762             820           2,111           2,434
                                                                ---------       ---------       ---------       ---------
                                                                $  16,843       $  11,169       $  47,363       $  37,580
                                                                =========       =========       =========       =========
 Media Cash Flow reconciliation:
   Operating income                                             $  11,911       $   2,208       $  32,518       $  10,744
   Add:
     Amortization of program broadcast rights                       1,383           1,433           4,044           4,158
     Depreciation and amortization                                  3,632           7,923          11,065          23,620
     Corporate overhead                                             1,169             833           3,285           2,662
     Non-cash compensation and contributions to the Company's
        401(k) plan, paid in common stock                             179             155             546             505
   Less:
     Payments for program broadcast obligations                    (1,431)         (1,383)         (4,095)         (4,109)
                                                                ---------       ---------       ---------       ---------
   Media Cash Flow                                              $  16,843       $  11,169       $  47,363       $  37,580
                                                                =========       =========       =========       =========

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

      The Series C Preferred Stock is convertible into the Company's Class B Common Stock at a conversion price of $14.39 per share subject to certain adjustments. The Series C Preferred Stock will be redeemable at the Company's option on or after April 22, 2007 and will be subject to mandatory redemption on April 22, 2012 at liquidation value. Dividends on the Series C Preferred Stock will accrue at 8% per annum until April 22, 2009 after which the dividend rate shall be 8.5% per annum. Dividends, when declared by the Company's board of directors may be paid at the Company's option in cash or additional shares of Series C Preferred Stock.

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

      Net cash proceeds approximated $30.5 million, after transaction fees and expenses and excluding the value of the Series A and Series B Preferred Stock exchanged into the Series C Preferred Stock. The Company used the net cash proceeds to repay all of the then current outstanding borrowings of $13.5 million under the Company's amended bank loan agreement and intends to use the remaining net cash proceeds for other general corporate purposes.

NOTE G--INCOME TAXES

      The Internal Revenue Service, which we refer to as the "IRS," is auditing our federal tax returns for the years ended December 31, 1996 and 1998. In conjunction with this examination, we extended the time period that the IRS has to audit our federal tax returns for the 1996 and 1997 tax years until December 31, 2001.

      In connection with an audit of our 1996 and 1998 federal income tax returns, the IRS has asserted a deficiency in income taxes of $12.1 million, plus related interest and penalties. The asserted deficiency relates principally to our acquisition in 1996 of certain assets of First American Media, Inc. If the IRS is successful in its claims, we would be required to account for the 1996 acquisition transaction as a stock purchase instead of an asset purchase which would significantly lower the tax basis in the assets acquired. On January 18, 2002, we filed a petition in the United States Tax Court to contest this deficiency, and we believe that we have a meritorious position with respect to the issues related to the deficiency. We cannot be certain when, and if, this matter will be resolved in our favor, and if it is not, we could incur negative consequences in future years.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Introduction

      The following analysis of the financial condition and results of operations of Gray Television, Inc. (formerly known as Gray Communications Systems, Inc.) should be read in conjunction with the Company's financial statements contained in this report and in the Company's Form 10-K for the year ended December 31, 2001.

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

Broadcasting, Publishing and Paging Revenues

      Set forth below are the principal types of revenues earned by the Company's broadcasting, publishing and paging operations for the periods indicated and the percentage contribution of each to the Company's total revenues (dollars in thousands):

                                         THREE MONTHS ENDED SEPTEMBER 30,             NINE MONTHS ENDED SEPTEMBER 30,
                                     ---------------------------------------     -----------------------------------------
                                           2002                  2001                   2002                   2001
                                     -----------------     -----------------     ------------------     ------------------
                                              PERCENT               PERCENT                PERCENT                PERCENT
                                     AMOUNT   OF TOTAL     AMOUNT   OF TOTAL     AMOUNT    OF TOTAL     AMOUNT    OF TOTAL
                                     ------   --------     ------   --------     ------    --------     ------    --------
BROADCASTING NET REVENUES:
  Local                             $15,958     37.5%     $14,657     39.9%     $ 47,871     39.0%     $ 45,458     40.0%
  National                            8,082     19.0        7,022     19.1        24,095     19.6        22,147     19.5
  Network compensation                1,368      3.2        1,642      4.4         3,981      3.2         5,147      4.5
  Political                           3,211      7.6           85      0.2         5,399      4.4           212      0.2
  Production and other                  916      2.2        1,017      2.8         3,195      2.6         4,033      3.5
                                    -------    -----      -------    -----      --------    -----      --------    -----
                                    $29,535     69.5%     $24,423     66.4%     $ 84,541     68.8%     $ 76,997     67.7%
                                    =======    =====      =======    =====      ========    =====      ========    =====
PUBLISHING NET REVENUES:
  Retail                            $ 5,258     12.4%     $ 4,678     12.7%     $ 15,660     12.8%     $ 14,164     12.5%
  Classified                          3,310      7.8        3,299      9.0         9,605      7.8         9,470      8.3
  Circulation                         2,011      4.7        1,937      5.3         6,043      4.9         5,684      5.0
  Other                                 278      0.6          224      0.6           766      0.7           747      0.7
                                    -------    -----      -------    -----      --------    -----      --------    -----
                                    $10,857     25.5%     $10,138     27.6%     $ 32,074     26.2%     $ 30,065     26.5%
                                    =======    =====      =======    =====      ========    =====      ========    =====
PAGING NET REVENUES:
  Paging lease, sales and service   $ 2,116      5.0%     $ 2,205      6.0%     $  6,198      5.0%     $  6,610      5.8%
                                    =======    =====      =======    =====      ========    =====      ========    =====
TOTAL                               $42,508    100.0%     $36,766    100.0%     $122,813    100.0%     $113,672    100.0%
                                    =======    =====      =======    =====      ========    =====      ========    =====

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

      Revenues. Total revenues for the three months ended September 30, 2002 increased 16% to $42.5 million as compared to the same period of the prior year.

      - Broadcasting revenues increased 20.9% to $29.5 million. This increase in broadcasting revenues reflects the cyclical increase in political revenue. In the third quarter of 2002, the Company had revenues from political advertising of $3.2 million compared to $85,000 during the third quarter of 2001. Local and national advertising revenue, excluding political revenues, increased 9% and 15%, respectively, from the same period of the prior year. These increases in advertising revenues are due in part to an improving economy. These increases were partially offset by a decrease in network compensation and production and other revenue. The decrease in network compensation reflected the ongoing phase out of network compensation at certain of our television stations. Production and other revenue decreased reflecting, in part, lower revenues from our satellite uplink business.

      - Publishing revenues increased 7% to $10.9 million. Retail advertising revenue increased 12% and it was the primary reason for the increase in publishing revenues. Circulation revenue increased increased 4%. Classified advertising revenue was slightly higher than that of the prior year. The increase in retail advertising revenue was due largely to systematic account development, rate increases and an improved economy. The increase in circulation was due primarily to subscription price increases.

      - Paging revenues decreased 4% to $2.1 million. The decrease was due primarily to price competition and a reduction of units in service. The Company had approximately 72,000 and 81,000 units in service at September 30, 2002 and 2001, respectively. The decrease in the number of units in service decreased due to increased competition from other communication services.

      Operating expenses. Operating expenses decreased 12% to $30.6 million due primarily to the reduction in amortization of intangibles and lower depreciation expense partially offset by increased broadcasting expenses and corporate expenses.

      - Broadcasting expenses increased 1% to $16.6 million. Other expenses not associated with employee compensation or syndicated film costs increased $459,000. This increase was partially offset by decreases in employee compensation costs and syndicated film costs of $180,000 and 62,000, respectively.

      - Publishing expenses decreased 2% to $7.8 million. Newsprint expenses decreased $286,000 due to a decline in newsprint prices. This decrease was offset by an increase in non-newsprint expenses of $96,000.

      - Paging expenses remained consistent with that of the prior year at approximately $1.4 million.

      - Corporate and administrative expenses increased 40% to $1.2 million due to increased payroll-related costs and increased professional fees.

      - Depreciation of property and equipment and amortization of intangible assets was $3.6 million for the three months ended September 30, 2002, as compared to $7.9 million for the same period of the prior year, a decrease of $4.3 million, or 54%. Depreciation of property and equipment decreased 19% to $3.5 million. This decrease can be attributed to certain assets becoming fully depreciated in the fourth quarter of 2001. Effective January 1, 2002, the Company implemented the Statement of Financial Accounting Standards No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under these new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with these standards. In accordance with these standards, amortization of intangibles decreased $3.5 million or 97% from the third quarter of the prior year. Amortization expense of $3.6 million was recorded in the three months ended September 30, 2001 for goodwill and other intangibles that are no longer being amortized in the three months ended September 30, 2002.

      Appreciation (depreciation) in value of derivatives, net. The Company records changes in market value of the interest rate swap agreement as income or expense. Accordingly, the Company recognized income of $851,355 in the three months ended September 30, 2002 and recognized depreciation expense of $424,117 for the three months ended September 30, 2001. In the prior year, depreciation was experienced primarily due to decreasing market interest rates. In the current year, market interest rates have remained low however as interest payments on the swap agreement are made the remaining estimated liability has decreased.

      Interest expense. Interest expense decreased $558,000 to $8.0 million. This decrease was due to lower interest rates partially offset by an increased average debt balance.

      Income tax expense (benefit). An income tax expense of $1.5 million was recorded for the three months ended September 30, 2002 as compared to an income tax benefit of $2.2 million for the three months ended September 30, 2001. The recording of the expense in the current year as compared to the benefit in the prior year was attributable to having income in the current period as compared to a loss in the prior period.

      Preferred dividends. Preferred dividends increased to $800,000 for the three months ended September 30, 2002 as compared to $154,084 for the three months ended September 30, 2001. The increase was due to the additional outstanding preferred stock in the current quarter.

      Net income (loss) available to common stockholders. Net income available to common stockholders of the Company for the three months ended September 30, 2002 was $2.3 million as compared to a net loss available to common stockholders of $4.8 million for the three months ended September 30, 2001.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

      Revenues. Total revenues for the nine months ended September 30, 2002 increased 8% to $122.8 million as compared to the same period of the prior year.

      - Broadcasting revenues increased 10% to $84.5 million. This increase in broadcasting revenues reflects the cyclical increase in political revenue. In the nine months of 2002, the Company had revenues from political advertising of $5.4 million compared to $212,000 during the first nine months of 2001. Local and national advertising revenue, excluding political revenues, increased 5% and 9%, respectively. These increases in advertising revenues are due in part to an improving economy. These increases were partially offset by a decrease in network compensation and production and other revenue. The decrease in network compensation reflected the ongoing phase out of network compensation at certain of our television stations. Production and other revenue decreased due in part to a decrease in revenues from our satellite uplink business.

      - Publishing revenues increased 7% to $32.1 million. This increase was due to increases in retail advertising, classified advertising and circulation revenue. Retail advertising revenue and classified advertising revenue increased 11% and 1%, respectively. The increases in retail and classified advertising were due largely to systematic account development, rate increases and an improved economy. Circulation revenue increased 6% due primarily to subscription price increases.

      - Paging revenues decreased 6% to $6.2 million. The decrease was due primarily to price competition and a reduction of units in service. The Company had approximately 72,000 and 81,000 units in service at September 30, 2002 and 2001, respectively.

      Operating expenses. Operating expenses for the nine months ended September 30, 2002 decreased 12% from the same period of the prior year to $90.3 million due primarily to a decrease in broadcast expense, publishing expense, amortization of intangibles and depreciation expense partially offset by increased corporate expenses.

      - Broadcasting expenses decreased less than 1% to $48.6 million. Other expenses not associated with employee compensation or syndicated film costs increased $437,000. This increase was partially offset by decreases in employee compensation costs and syndicated film costs of $501,000 and 119,000, respectively.

      - Publishing expenses decreased 2% to $23.2 million. Newsprint expenses decreased $699,000 due to a decline in newsprint prices. This decrease was offset by an increase in non-newsprint expenses of $270,000.

      - Paging decreased 2% to $4.1 million due to primarily to decreased employee compensation costs and decreased repairs and maintenance costs.

      - Corporate and administrative expenses increased 23% to $3.3 million due to increased employee compensation costs and additional costs associated with the acquisition of GMAT.

      - Depreciation of property and equipment and amortization of intangible assets was $11.1 million for the nine months ended September 30, 2002, as compared to $23.6 million for the same period of the prior year, a decrease of $12.6 million, or 53%. Depreciation of property and equipment decreased $2.1 million or 17% from the same period of the prior year. This decrease can be attributed to certain assets becoming fully depreciated in the fourth quarter of 2001. Effective January 1, 2002, the Company implemented the Statement of Financial Accounting Standards No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under these new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with these standards. In accordance with these standards, amortization of intangibles decreased $10.4 million or 97% from the same period of the prior year. Amortization expense of $10.7 million was recorded in the nine months ended September 30, 2001 for goodwill and other intangibles that are no longer being amortized in the nine months ended September 30, 2002.

      Appreciation (depreciation) in value of derivatives, net. The Company records changes in market value of the interest rate swap agreement as income or expense. Accordingly, the Company recognized income associated with the derivative of $1.6 million in the nine months ended September 30, 2002 and recognized depreciation expense associated with the derivative of $1.4 million for the nine months ended September 30, 2001. In the prior year, depreciation was experienced primarily due to decreasing market interest rates. In the current year, market interest rates have remained low however as interest payments on the swap agreement are made the remaining estimated liability has decreased.

      Interest expense. Interest expense decreased 7% to $24.9 million. This decrease was due to lower interest rates partially offset by higher average debt balances.

      Income tax expense (benefit). An income tax expense of $3.2 million was recorded for the nine months ended September 30, 2002 as compared to an income tax benefit of $5.5 million for the nine months ended September 30, 2001. The recording of the expense in the current year as compared to the benefit in the prior year was attributable to having income in the current period as compared to a loss in the prior period.

      Extraordinary charge on extinguishment of debt, net of income tax benefit. On December 21, 2001, the Company completed its sale of $180 million aggregate principal amount of its 9 1/4% Senior Subordinated Notes due 2011 (the "9 1/4% Notes"). On this same date, the Company instructed the trustee for its 10?% Senior Subordinated Notes due 2006 (the "10?% Notes") to commence the redemption in full of the 10?% Notes. The net proceeds from the sale of the 9 1/4% Notes was used for the redemption of the 10?% Notes. The redemption was completed on January 22, 2002 and all obligations associated with the 10?% Notes were extinguished on that date. The Company recorded an extraordinary charge of approximately $11.3 million ($7.3 million after income tax) in the nine months ended September 30, 2002 in connection with this early extinguishment of debt.

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

      Preferred dividends and non-cash preferred dividends associated with exchange of preferred stock. On April 22, 2002, the Company issued $40 million (4,000 shares) of a redeemable and convertible preferred stock to a group of private investors. As part of the transaction, holders of the Company's Series A and Series B Preferred Stock exchanged all of the outstanding shares of each respective series, an aggregate fair value of approximately $8.6 million, for an equal number of shares of the Series C Preferred Stock. In connection with such exchange, the Company recorded a non-cash constructive dividend of $4.0 million during the nine months ended September 30, 2002. Preferred dividends increased to $1.6 million for the nine months ended September 30, 2002 as compared to $462,258 for the nine months ended September 30, 2001. The increase was due to the additional outstanding preferred stock in the current year.

      Net loss available to common stockholders. Net loss available to common stockholders of the Company for the nine months ended September 30, 2002 and September 30, 2001 was $37.4 million and $12.4 million, respectively.

GUIDANCE ON THE FOURTH QUARTER OF 2002

      The acquisition of Gray MidAmerica Television, Inc. ("GMAT") on October 25, 2002 (as discussed below in Liquidity and Capital Resources), will be accounted for under the purchase method of accounting. Under this method, the results of operations of GMAT will be included in the Company's results of operations from the date of acquisition and forward. Unless otherwise stated, these estimates do not include the results of KOLO-TV(discussed below in Liquidity and Capital Resources).

      For the fourth quarter of 2002 including the results of operations of GMAT from October 25, 2002, the Company anticipates that total net revenues will range between approximately $70.0 million and $71.5 million. We believe total Media Cash Flow will range between approximately $29 million and $30.0 million and that total Operating Cash Flow for the fourth quarter of 2002 will range between approximately $27.0 million and $28.0 million. We also believe our broadcast net revenues for the fourth quarter of 2002 will range between $57 million and $58 million and broadcast Media Cash Flow will range between approximately $26 million and $27 million. Included in the estimates above, we believe that the newly acquired stations of GMAT will contribute approximately $23 million of broadcast net revenue and $10.5 million of broadcast Media Cash Flow in the fourth quarter of 2002. The Company (including GMAT) estimates that it will earn approximately $10.5 million in political advertising revenue during the fourth quarter of 2002.

      The Company estimates fourth quarter 2002 publishing revenues will exceed the results of the fourth quarter of 2001 by approximately 1% with a corresponding increase in publishing Media Cash Flow of approximately 3% over the results of the fourth quarter of 2001. We currently believe our publishing revenues for full year 2002 compared to 2001 will increase by approximately 4% and publishing Media Cash Flow will increase by approximately 25% over full year 2001 results.

      On a pro forma basis, assuming that the acquisition of GMAT and the pending acquisition of KOLO-TV had been completed on January 1, 2002, the Company anticipates that the total pro forma net revenues for the year ended December 31, 2002 would have ranged between $296 million and $298 million and that the related total Operating Cash Flow would have ranged between $110 million and $112 million. Also on a pro forma basis, the Company would have earned approximately $22 million in political revenue for the year ended December 31, 2002. Previous guidance as released by the Company on September 27, 2002, anticipated that the total pro forma net revenues for the year ended December 31, 2002 would have ranged between $290 million and $295 million and that the related total Operating Cash Flow would have ranged between $109 million and $111 million.

LIQUIDITY AND CAPITAL RESOURCES

General

      The following tables present certain data that the Company believes is helpful in evaluating the Company's liquidity and capital resources (in thousands).

                                                   THREE MONTHS ENDED     NINE MONTHS ENDED
                                                      SEPTEMBER 30,         SEPTEMBER 30,
                                                  --------------------    -----------------
                                                    2002        2001       2002      2001
                                                  --------    --------    -------   -------
Media Cash Flow:
   Broadcasting                                   $ 12,971    $  8,154    $36,263   $28,607
   Publishing                                        3,110       2,195      8,989     6,539
   Paging                                              762         820      2,111     2,434
                                                  --------    --------    -------   -------
                                                  $ 16,843    $ 11,169    $47,363   $37,580
Corporate overhead                                   1,169         833      3,285     2,662
                                                  --------    --------    -------   -------
Operating cash flow                               $ 15,674    $ 10,336    $44,078   $34,918
Less:
   Interest expense, excluding amortization of
         deferred loan costs and bond discounts      7,636       8,221     23,724    25,617
   Preferred dividends declared payable in cash        800         154      1,603       462
   Common dividends declared payable in cash           315         312        943       937
   Capital expenditures                              3,253       2,603     11,386     5,200
                                                  --------    --------    -------   -------
                                                  $  3,670    $   (954)   $ 6,422   $ 2,702
                                                  ========    ========    =======   =======

                                                              SEPTEMBER 30, 2002     DECEMBER 31, 2001
                                                              ------------------     -----------------
Cash and cash equivalents                                           $ 19,090              $    558
Restricted cash for redemption of long-term debt                         -0-               168,557
Long-term debt including current portion                             378,806               551,444
Preferred stock                                                       39,156                 4,637
Available credit under senior credit agreement                        37,500                32,500
Letter of credit issued under senior credit agreement               $ 12,500              $    -0-

      The Company has included Media Cash Flow, Operating Cash Flow and certain related calculations because such data is commonly used as a measure of performance for media companies and is also used by investors to measure a company's ability to service debt. Media Cash Flow, Operating Cash Flow and certain related calculations are not, and should not, be used as an indicator or alternative to operating income, net income or cash flow as reflected in the Company's condensed consolidated financial statements. Media Cash Flow, Operating Cash Flow and certain related calculations are not measures of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. For a reconciliation of media cash flow to operating income, see Note E of the notes to the condensed consolidated financial statements of the Company included in
Part I of this quarterly report.

      The Company and its subsidiaries file a consolidated federal income tax return and such state or local tax returns as are required. As of September 30, 2002, the Company anticipates, for federal and certain state income taxes, that it will generate taxable operating losses for the foreseeable future.

      Management believes that current cash balances, cash flows from operations and available funds under its senior credit agreement will be adequate to provide for the Company's capital expenditures, debt service, cash dividends and working capital requirements for the forseeable future.

      Management does not believe that inflation in past years has had a significant impact on the Company's results of operations nor is inflation expected to have a significant effect upon the Company's business in the near future.

Pending Acquisition of KOLO-TV

      On September 4, 2002, Gray announced that it had signed a definitive purchase agreement to acquire certain assets and assume certain liabilities of KOLO-TV from Smith Television Group, Inc. The purchase price for KOLO-TV is $41.5 million. The Company intends to finance this transaction by utilizing cash on hand and, to the extent necessary, borrowings under the Company's revolving credit facility.

Acquisition of Gray MidAmerica Television

      On October 25, 2002, Gray completed its acquisition of Stations Holding Company, Inc. ("Stations Holding"). Gray acquired Stations Holding by merging Gray's newly formed wholly owned subsidiary, Gray MidAmerica Television, Inc. with and into Stations Holding. The newly acquired subsidiary is referred to as Gray MidAmerica Television or "GMAT." Prior to the merger, GMAT owned and operated 15 network affiliated broadcast television stations.

      Aggregate consideration paid or assumed was approximately $513.4 million which included a base purchase price of $502.5 million, transaction expenses of approximately $7.0 million and certain net working capital adjustments of $3.9 million. Gray funded the acquisition by issuing 30,000,000 shares of Gray Common Stock (NYSE ticker: GTN) to the public for proceeds, net of underwriting fees, of approximately $231.7 million, with additional borrowings of $275.0 million under its amended bank loan agreement and with cash on hand.

      For advisory services rendered by Bull Run Corporation, Inc., a principal investor, in connection with the merger, the Company paid to Bull Run an advisory fee of $5.0 million on June 10, 2002. This amount is included in the fees described above.

Issuance of Additional Senior Subordinated Notes

      On September 16, 2002, Gray completed the sale of $100 million principal amount of senior subordinated notes (the "Notes"). The coupon on the Notes was 9 1/4% and the Notes were issued at par. These Notes are in addition to the $180 million principal amount of Gray's 9 1/4% Senior Subordinated Notes due 2011 that were issued on December 21, 2001. The Notes were issued under the same indenture and have the same terms. They form a single series with Gray's existing notes. The Notes were offered pursuant to Gray's existing effective shelf registration statement. Gray used the net proceeds of this offering primarily to repay $100 million of borrowings under its amended bank loan agreement, without a corresponding reduction in the credit commitment under the facility. The Company incurred approximately $3.4 million in underwriting costs and other fees associated with the issuance of the additional $100 million of senior subordinated notes.

Amendment of Bank Loan Agreement

      In connection with the acquisition GMAT, Gray entered into an amended bank loan agreement on October 25, 2002 with a group of lenders. The primary modifications to the loan agreement effected by the amendment were an increase in committed available credit and a decrease in interest rates. Under the amended loan agreement, committed available credit increased from $250.0 million to $450.0 million. Prior to the amendment, the loan agreement consisted of a $50.0 million revolving facility and a $200.0 million term facility. The revolving facility was increased to $75.0 million and the term facility was increased to $375.0 million. The Company expects to record an extraordinary charge of approximately $5.6 million (approximately $3.6 million after income tax) in the fourth quarter of 2002 in connection with this early extinguishment of debt.

      After the GMAT acquisition, Gray had $375.0 million outstanding under the amended bank loan agreement with $75 million remaining available. The effective interest rate on this balance after the acquisition was 4.8%.

      At September 30, 2002, the balance outstanding and the balance available under the Company's amended bank loan agreement were $100.0 million and $37.5 million, respectively, and the effective interest rate on the balance outstanding was 5.1%. Also as of September 30, 2002, the Company had established a $12.5 million letter of credit in connection with the acquisition of GMAT. The Company cancelled the letter of credit subsequent to the completion of the acquisition on October 25, 2002. At September 30, 2001, the balance outstanding and the balance available under the Company's amended bank loan agreement were $210.0 million and $40.0 million, respectively, and the effective interest rate on the balance outstanding was 5.9%.

      In connection with the amendment to the bank loan agreement, Gray incurred approximately $5.6 million in additional financing costs. These financing costs were funded through borrowings under the amended bank loan agreement.

Issuance of 30,000,000 Shares of Additional Gray Common Stock

      On October 22, 2002, the Company issued and sold an additional 30,000,000 shares of Gray Common Stock to the public for gross proceeds of $247.5 million. The Company incurred an underwriting fee of $14.9 million and additional costs of approximately $1.0 million in connection with the offering. The net proceeds of the offering were used as a portion of the financing needed to complete the acquisition of GMAT.

Issuance of Series C Preferred Stock

      On April 22, 2002, the Company issued $40 million (4,000 shares) of redeemable and convertible preferred stock to a group of private investors. The preferred stock was designated as Series C Preferred Stock and has a liquidation value of $10,000 per share.

      The Series C Preferred Stock is convertible into the Company's Class B Common Stock at a conversion price of $14.39 per share subject to certain adjustments. The Series C Preferred Stock will be redeemable at the Company's option on or after April 22, 2007 and will be subject to mandatory redemption on April 22, 2012 at liquidation value. Dividends on the Series C Preferred Stock will accrue at 8% per annum until April 22, 2009 after which the dividend rate shall be 8.5% per annum. Dividends, when declared by the Company's board of directors may be paid at the Company's option in cash or additional shares of Series C Preferred Stock.

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

Digital Television Conversion

      As of November 14, 2002, the Company is currently broadcasting a digital signal at 8 of its 28 stations including the stations acquired in the GMAT acquisition. The Company currently intends to have all such required installations completed as soon as practicable. Currently the FCC requires that all stations be operational by May of 2002. As necessary, the Company has requested and received approval from the FCC to extend the May 2002 deadline by six months for all of the Company's remaining stations that are not currently broadcasting in digital. Given the

Company's good faith efforts to comply with the existing deadline and the facts specific to each extension request, the Company believes the FCC will grant any further deadline extension requests that become necessary.

      As of September 30, 2002, the Company has paid in cash during 2002 approximately $8.1 million toward the cost of digital television broadcast systems. The Company currently anticipates an additional $23.5 million of cash payments for equipment and services to be paid at various times throughout the remainder of 2002, 2003 and 2004.

Internal Revenue Service Audit

      The Internal Revenue Service, which we refer to as the "IRS," is auditing our federal tax returns for the years ended December 31, 1996 and 1998. In conjunction with this examination, we extended the time period that the IRS has to audit our federal tax returns for the 1996 and 1997 tax years until December 31, 2001.

      In connection with an audit of our 1996 and 1998 federal income tax returns, the IRS has asserted a deficiency in income taxes of $12.1 million, plus related interest and penalties. The asserted deficiency relates principally to our acquisition in 1996 of certain assets of First American Media, Inc. If the IRS is successful in its claims, we would be required to account for the 1996 acquisition transaction as a stock purchase instead of an asset purchase which would significantly lower the tax basis in the assets acquired. On January 18, 2002, we filed a petition in the United States Tax Court to contest this deficiency, and we believe that we have a meritorious position with respect to the issues related to the deficiency. We cannot be certain when, and if, this matter will be resolved in our favor, and if it is not, we could incur negative consequences in future years.

CAUTIONARY STATEMENTS FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT

      This quarterly report on Form 10-Q contains "forward-looking statements." When used in this report, the words "believes," "expects," "anticipates," "estimates" and similar words and expressions are generally intended to identify forward-looking statements, but some of those statements may use other phrasing. Statements that describe the Company's future strategic plans, goals or objectives are also forward-looking statements. In addition, the statements included in this report under the heading "Guidance on the Fourth Quarter of 2002" are forward-looking statements. Readers of this report are cautioned that any forward-looking statements, including those regarding the intent, belief or current expectations of the Company or management, are not guarantees of future performance, results or events and involve risks and uncertainties, and that actual results and events may differ materially from those in the forward-looking statements as a result of various factors including, but not limited to, (i) general economic conditions in the markets in which the Company operates, (ii) competitive pressures in the markets in which the Company operates, (iii) the effect of future legislation or regulatory changes on the Company's operations and (iv) high debt levels. The forward-looking statements included in this report are made only as of the date hereof. The Company disclaims any obligation to update such forward-looking statements to reflect subsequent events or circumstances.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      The Company believes that the market risk of the Company's financial instruments as of September 30, 2002 has not materially changed since December 31, 2002. The market risk profile on December 31, 2002 is disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

ITEM 4. CONTROLS AND PROCEDURES

      Within the 90-day period prior to the filing of this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of management, including the Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and the CFO have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to this evaluation, there were no significant changes in the Company's internal controls or in other factors that could significantly affect the disclosure controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were voted upon at the 2002 Annual Meeting of Shareholders of the Company, on September 16, 2002, and votes were cast as indicated.

(a) The amendment of the Company's articles of incorporation to increase the number of authorized shares of Gray Common Stock from 15,000,000 authorized shares to 50,000,000 authorized shares was approved as follows:

                 Class A Votes                      Common Stock Votes
      ---------------------------------     -------------------------------
          For       Against     Abstain        For        Against   Abstain
      ----------   ---------    -------     ----------    -------   -------
      50,810,200   6,122,560     8,150      5,110,488     654,058    36,818

(b) The amendment of the Company's articles of incorporation to rename the Gray Class B Common Stock as Gray Common Stock was approved as follows:

                 Class A Votes                      Common Stock Votes
      ---------------------------------     -------------------------------
          For       Against     Abstain        For        Against   Abstain
      ----------   ---------    -------     ----------    -------   -------
      62,919,530     481,370    10,500      7,776,017       8,506    38,318

(c)   The following directors were elected:

                                      Class A Votes                 Common Stock Votes
                               --------------------------       -------------------------
      Nominee                      For          Withhold           For           Withhold
                               ----------       ---------       ---------        --------
      Richard L. Boger         61,035,570       2,375,840       7,701,863         120,978
      Ray M. Deaver            61,035,570       2,375,840       7,701,963         120,878
      Hilton H. Howell, Jr     61,035,350       2,376,060       7,701,932         120,909
      William E. Mayher, III   61,035,570       2,375,840       7,701,932         120,909
      Howell W. Newton         61,035,570       2,375,840       7,701,932         120,909
      Hugh Norton              61,035,570       2,375,840       7,701,463         121,378
      Robert S. Prather, Jr    58,184,040       5,227,370       7,514,509         308,332
      Harriett J. Robinson     61,009,350       2,402,060       7,701,432         121,409
      J. Mack Robinson         58,175,040       5,236,370       7,514,378         308,463

(c) The Gray Television, Inc. 2002 Long Term Incentive Plan was approved as follows:

                 Class A Votes                      Common Stock Votes
      ---------------------------------     -------------------------------
          For       Against     Abstain        For        Against   Abstain
      ----------   ---------    -------     ----------    -------   -------
      47,077,880   8,866,010   953,020      4,837,566     921,589    42,209

(d) The issuance of shares of Gray Series C convertible preferred stock was ratified as follows:

                 Class A Votes                      Common Stock Votes
      ---------------------------------     -------------------------------
          For       Against     Abstain        For        Against   Abstain
      ----------   ---------    -------     ----------    -------   -------
      57,287,890     356,330   369,420      5,728,789      35,633    36,942

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350

(b)   Reports on Form 8-K

      On November 8, 2002, the Company filed a current report on Form 8-K where it reported that on October 25, 2002 it had completed its acquisition of Stations Holding Co.

      On October 17, 2002, the Company filed a current report on Form 8-K where it filed as exhibits certain underwriting agreements, certain legal opinions and certain accountant's consents.

      On September 30, 2002, the Company filed a current report on Form 8-K where it issued a news release which announced that it was raising guidance estimates.

      On September 30, 2002, the Company filed a current report on Form 8-K where it issued a news release which announced that it planned to commence a public offering of 27,500,000 shares of its Common Stock (ticker GTN), plus up to 4,125,000 shares to cover over-allotments, if any.

      On September 27, 2002, the Company filed a current report on Form 8-K where it filed as exhibits a form of lockup agreement, certain legal opinions and certain accountant's consents.

      On September 9, 2002, the Company filed a current report on Form 8-K where it filed as exhibits a form of supplemental indenture, certain legal opinions and certain accountant's consents.

      On September 4, 2002, the Company filed a current report on Form 8-K where it filed as exhibits a certain underwriting agreement, a form of indenture, certain legal opinions and certain accountant's consents.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               GRAY TELEVISION, INC.
                                                    (Registrant)


Date: November 14, 2002           By:           /s/ James C. Ryan
      -----------------              -------------------------------------------
                                                    James C. Ryan,
                                      Vice President and Chief Financial Officer

CERTIFICATION

I, J. Mack Robinson, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Gray Television, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report was prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002                           /s/ J. Mack Robinson
                                                  ----------------------------
                                                  J. Mack Robinson
                                                  Chief Executive Officer
                                                  (Principal Executive Officer)

CERTIFICATION

I, James C. Ryan, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Gray Television, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report was prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:        November 14, 2002                /s/  James C. Ryan
                                              -------------------------------
                                              James C. Ryan
                                              Senior Vice President and Chief
                                              Financial Officer
                                              (Principal Financial Officer)