Form 10-K
period 2002-12-31
GRAY TELEVISION INC
filed 2003-03-31
CIK 43196

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to ___________.

Commission File Number 1-13796

GRAY TELEVISION, INC.

(Exact Name of Registrant as Specified in Its Charter)

Georgia (State or Other Jurisdiction of Incorporation or Organization)	52-0285030 (I.R.S. Employer Identification No.)

4370 Peachtree Road, NE Atlanta, GA (Address of Principal Executive Offices)	30319 (Zip Code)

Registrant’s telephone number, including area code: (404) 504-9828

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Class A Common Stock (no par value) Common Stock (no par value)	Name of each exchange on which registered New York Stock Exchange New York Stock Exchange

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

Yes ☒     No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes ☒     No ☐

     The aggregate market value of the voting stock (based upon the closing sales price quoted on the New York Stock Exchange) held by non-affiliates as of June 30, 2002: Class A and Common Stock; no par value — $195,237,597

     The number of shares outstanding of the registrant’s classes of common stock as of March 14, 2003: Class A Common Stock; no par value — 6,848,467 shares; Common Stock, no par value — 43,525,984 shares

     DOCUMENTS INCORPORATED BY REFERENCE

     The registrant’s definitive proxy statement for the annual meeting of shareholders to be filed with the Commission pursuant to Regulation 14A is incorporated by reference into Part III hereof.

PART 1

Item 1. Business

     In this annual report, unless otherwise indicated, the words “Gray,” “Company,” “our,” “us” and “we” refer to Gray Television, Inc. (formerly known as Gray Communications Systems, Inc.) and its subsidiaries. Our discussion of the television stations that we own and operate does not include our interest in the stations owned by Sarkes Tarzian, Inc., which we refer to as “Tarzian.”

     The Company’s common stock, no par value, (the “Common Stock”) and its class A common stock, no par value, (the “Class A Common Stock’) have been listed and traded on The New York Stock Exchange (the “NYSE”) since September 24, 1996 and June 30, 1995, respectively. On August 30, 2002, the Company changed its ticker symbols to “GTN” from “GCS.B” for its Common Stock and to “GTN.A” from “GCS” for its Class A Common Stock. Prior to September 16, 2002, the Common Stock was named class B common stock.

     Unless otherwise indicated, all station rank, in-market share and television household data herein are derived from the Nielsen Station Index, Viewers in Profile, dated November 2002, as prepared by A.C. Nielsen Company (“Nielsen”).

General

     The Company owns 29 television stations serving 25 television markets. Fifteen of the stations are affiliated with CBS Inc., or “CBS,” seven are affiliated with National Broadcasting Company, Inc., or “NBC” and seven are affiliated with the American Broadcasting Company, or “ABC.” The combined station group has 22 stations ranked #1 in local news audience and 22 stations ranked #1 in overall audience within their respective markets based on the results of the Nielsen November 2002 ratings reports. The combined TV station group reaches approximately 5.3% of total U.S. TV households. In addition, with 15 CBS affiliated stations, the Company is the largest independent owner of CBS affiliates in the country.

     The Company also owns and operates four daily newspapers, three located in Georgia and one in Goshen, Indiana, with a total circulation of over 124,000.

     In 1993, after the acquisition of a large block of the Class A Common Stock by Bull Run Corporation (“Bull Run”), the Company implemented a strategy to foster growth through strategic acquisitions and certain select divestitures. Bull Run continues to be a principal shareholder of the Company since its investment in 1993. Since January 1, 1994, the Company’s significant acquisitions have included 28 television stations, three newspapers, a transportable satellite uplink business and a paging business located in the Southeast, Southwest and Midwest and the divestiture of two stations in the Southeast. As a result of the Company’s acquisitions and in support of its growth strategy, the Company has added certain key members of management and has greatly expanded its operations in the television broadcasting and newspaper publishing businesses.

Acquisitions, Investments and Divestitures

2002 Acquisitions

     On October 25, 2002 the Company completed its acquisition of Stations Holding Company, Inc. (“Stations Holding”) by acquiring all of Stations Holding’s outstanding capital stock in a merger transaction. Effective with the completion of the transaction, Stations Holding changed its name to Gray MidAmerica Television, Inc. (“Gray MidAmerica Television”). With this transaction the Company acquired 15 network affiliated television stations serving 13 television markets. On December 18, 2002 the Company completed its acquisition of the assets of KOLO-TV, the ABC affiliate serving Reno, Nevada.

     The Company paid approximately $515.7 million in aggregate cash consideration for Gray MidAmerica Television. This amount included a base purchase price of $502.5 million plus certain net working capital adjustments of approximately $5.7 million and fees of $7.5 million associated with the transaction. The Company funded the acquisition and related fees and expenses by issuing 30,000,000 shares of Gray Common Stock to the public for net proceeds of $232.7 million, issuing additional debt totaling $275.0 million and cash on hand.

     For advisory services rendered by Bull Run in connection with the acquisition of Gray MidAmerica Television, the Company paid to Bull Run an advisory fee of $5.0 million. This amount is included in the fees described above. The Company does not intend to compensate Bull Run for any such advisory or similar services in the future.

     The Company paid approximately $41.8 million in cash consideration for KOLO-TV. This purchase price included a base purchase price of $41.5 million and related fees of approximately $325,000. The Company financed this transaction by utilizing cash on hand and net proceeds of $34.9 million from the issuance of an additional 4,500,000 shares of Gray Common Stock. As of December 31, 2002, the Company did not owe any additional material contingent payments related to the acquisition of KOLO-TV.

Acquisition of Investment in Sarkes Tarzian, Inc.

     On December 3, 2001, the Company exercised its option to acquire 301,119 shares of the outstanding common stock, $4.00 par value, of Sarkes Tarzian, Inc. (“Tarzian”) from Bull Run. Bull Run had purchased these same shares from U.S. Trust Company of Florida Savings Bank as Personal Representative of the Estate of Mary Tarzian (the “Estate”) in January 1999.

     The acquired shares of Tarzian represent 33.5% of the total outstanding common stock of Tarzian (both in terms of the number of shares of common stock outstanding and in terms of voting rights), but such investment represents 73% of the equity of Tarzian for purposes of dividends if paid as well as distributions in the event of any liquidation, dissolution or other sale of Tarzian.

     Gray paid $10 million to Bull Run to complete the acquisition of the 301,119 shares of Tarzian. The Company has previously capitalized and paid to Bull Run $3.2 million of costs associated with the Company’s option to acquire these shares. This investment has been accounted for under the cost method of accounting and reflected as a non-current other asset. The Company believes the cost method is appropriate to account for this investment given the existence of a single voting majority shareholder. The Company’s ownership of these shares is subject to certain litigation which is discussed in Item 3. Legal Proceedings.

Acquisition of the Texas Stations

     On October 1, 1999, the Company completed its acquisition of all the outstanding capital stock of KWTX Broadcasting Company and Brazos Broadcasting Company, as well as the assets of KXII Broadcasters Ltd. The Company acquired the capital stock of KWTX Broadcasting Company and Brazos Broadcasting Company in merger transactions with the shareholders of KWTX Broadcasting Company and Brazos Broadcasting Company receiving a combination of cash and the Company’s Common Stock for their shares. The Company acquired the assets of KXII Broadcasters Ltd. in an all cash transaction. These transactions are referred to herein as the “Texas Acquisitions.”

     Aggregate consideration (net of cash acquired) paid in the Company’s Common Stock and cash was approximately $146.4 million which included a base purchase price of $139.0 million, transaction expenses of $2.8 million and certain net working capital adjustments (excluding cash) of $4.6 million. In addition to the amount paid, the Company assumed approximately $600,000 in liabilities in connection with the asset purchase of KXII Broadcasters Ltd. The Company funded the acquisitions by issuing 3,435,774 shares of the Company’s Common Stock (valued at $49.5 million) to the sellers, borrowing an additional $94.4 million under its senior credit facility and using cash on hand of approximately $2.5 million.

     With the Texas Acquisitions, the Company added the following television stations to its broadcast segment: KWTX-TV, the CBS affiliate located in Waco, Texas; KBTX-TV, the CBS affiliate located in Bryan, Texas, each serving the Waco-Temple-Bryan, Texas television market and KXII-TV, the CBS affiliate serving Sherman, Texas and Ada, Oklahoma. Under Federal Communications Commission (the “FCC”) regulations, KBTX-TV is operated as a satellite station of KWTX-TV. The stations are collectively referred to herein as the “Texas Stations.”

Acquisition of The Goshen News

     On March 1, 1999, the Company acquired substantially all of the assets of The Goshen News from News Printing Company, Inc. and affiliates thereof, for aggregate cash consideration of approximately $16.7 million including a non-compete agreement (the “Goshen Acquisition”). The Goshen News is currently a 16,000-circulation newspaper published Monday through Sunday and serves Goshen, Indiana and surrounding areas. The Company financed the acquisition through borrowings under its senior credit facility.

Busse – WALB Transactions

     On July 31, 1998, the Company completed the purchase of all of the outstanding capital stock of Busse Broadcasting Corporation (“Busse”). The purchase price was approximately $126.6 million, less the accreted value of Busse’s 11 5/8 % Senior Secured Notes due 2000 (the “Busse Senior Notes”). The purchase price of the capital stock consisted of the contractual purchase price of $112.0 million, associated transaction costs of $3.9 million, acquisition costs associated with the Busse Senior Notes of $5.1 million and Busse’s cash and cash equivalents of $5.6 million. Immediately following the acquisition of Busse, the Company exercised its right to satisfy and discharge the Busse Senior Notes, effectively prefunding the Busse Senior Notes at the October 15, 1998 call price of 106, plus accrued interest. The amount necessary to satisfy and discharge the Busse Senior Notes was approximately $69.9 million.

     Immediately prior to the Company’s acquisition of Busse, Cosmos Broadcasting Corporation acquired the assets of WEAU-TV (“WEAU”) from Busse and exchanged them for the assets of WALB-TV, Inc. (“WALB”), the Company’s NBC affiliate in Albany, Georgia. In exchange for the assets of WALB, the Company received the assets of WEAU, which were valued at $66.0 million, and approximately $12.0 million in cash for a total value of $78.0 million. The Company recognized a pre-tax gain of approximately $72.6 million and estimated deferred income taxes of approximately $28.3 million in connection with the exchange of WALB. The Company funded the remaining costs of the acquisition of Busse’s capital stock through borrowings under the Company’s senior credit facility.

     As a result of these transactions, the Company acquired the following television stations: KOLN-TV (“KOLN”), the CBS affiliate serving the Lincoln-Hastings-Kearney, Nebraska market; its satellite station KGIN-TV (“KGIN”), the CBS affiliate serving Grand Island, Nebraska; and WEAU, an NBC affiliate serving the La Crosse-Eau Claire, Wisconsin market. These transactions also satisfied the FCC’s requirement for the Company to divest itself of WALB. These transactions are referred to as the “Busse-WALB Transactions.”

Television Broadcasting

The Company’s Stations and their Markets

     As used in the table for the Company’s stations (i) “Total Market Revenues” represent gross advertising revenues, excluding barter revenues, for all commercial television stations in the market, as reported in Investing in Television 2002 Market Report, Fourth Edition November 2002 Ratings published by BIA Publications, Inc. (the “BIA Guide”), except for revenues in WYMT-TV’s (“WYMT”) 16-county trading area which is not separately reported in the BIA Guide; (ii) “in-market share of households viewing television” represents the percentage of the station’s audience as a percentage of all viewing by households of local commercial stations in the market from 6 a.m. to 2 a.m. Sunday through Saturday, as reported by Nielsen for November 2002; (iii) “station rank in DMA” is based on Nielsen estimates for November 2002 for the period from 6 a.m. to 2 a.m. Sunday through Saturday; (iv)“station news rank in DMA” is based on management’s review of the Nielsen estimates for November 2002, (v) estimates of population, average household income, effective buying income and retail business sales growth projections are as reported in the BIA Guide; and (vi) television households are as reported by Nielsen for November 2002. Designated Market Area is defined herein as “DMA.”

     The following is a list of all our owned and operated television stations. In markets where we have satellite stations and stations that serve distant communities, the figures have been combined.

Broadcasting Summary

						FCC		Station		In Market
				Affiliation		License	Station	News	Commercial	Share of	Television
DMA			Analog			Renewal	Rank in	Rank in	Stations in	Household	Households (a)
Rank (a)	Market	Station	Channel	Network	Expiration	Date	DMA(b)	DMA(c)	DMA(d)	Viewing (b)	(in thousands)

63	Knoxville, TN	WVLT	8	CBS	12/31/04	8/1/05	2	3	5	25%	490
65	Lexington, KY	WKYT	27	CBS	12/31/04	8/1/05	1	1	5	38%	454
Note(f)	Hazard, KY	WYMT	57	CBS	12/31/04	8/1/05	1	1		32%	169
66	Wichita—Hutchinson, KS (Colby, KS) (Garden City, KS)	KAKE KLBY (e) KUPK (e)	10 4 13	ABC ABC ABC	1/1/06 1/1/06 1/1/06	6/1/06 6/1/06 6/1/06	3	2	6	23%	445
78	Omaha, NE	WOWT	6	NBC	1/1/12	6/1/06	1	1	5	29%	387
86	Madison, WI	WMTV	15	NBC	1/1/12	12/1/05	2	2	4	25%	349
93	Waco-Temple-Bryan, TX (Bryan, TX)	KWTX KBTX (g)	10 3	CBS CBS	12/31/05 12/31/05	8/1/06 8/1/06	1 1	1 1	6	41%	304
94	Colorado Springs, CO	KKTV	10	CBS	6/30/05	4/1/06	1	1	5	33%	303
102	Lincoln—Hastings Kearney, NE (Grand Island, NE)	KOLN KGIN (h)	10 11	CBS CBS	12/31/05 12/31/05	6/1/06 6/1/06	1	1	5	52%	267
103	Greenville—New Bern—Washington, NC	WITN	7	NBC	12/31/11	12/1/04	2	2	4	32%	266
107	Tallahassee, FL— Thomasville, GA	WCTV	6	CBS	12/31/04	4/1/05	1	1	5	56%	256
111	Lansing, MI	WILX	10	NBC	1/1/12	10/1/05	1	1	4	37%	248
114	Reno, NV	KOLO	8	ABC	1/2/05	10/1/06	1	1	5	31%	242
115	Augusta, GA	WRDW	12	CBS	3/31/05	4/1/05	1	1	4	37%	241
123	La Crosse— Eau Claire, WI	WEAU	13	NBC	12/31/11	12/1/05	1	1	4	37%	218
134	Wausau—Rhinelander, WI	WSAW	7	CBS	6/30/05	12/1/05	1	2	4	37%	176
135	Rockford, IL	WIFR	23	CBS	6/30/05	12/1/05	2	2	4	28%	176
138	Topeka, KS	WIBW	13	CBS	6/30/05	6/1/06	1	1	4	44%	168
159	Panama City, FL	WJHG	7	NBC	12/31/11	2/1/05	1	1	3	51%	131
160	Sherman,TX—Ada, OK	KXII	12	CBS	12/31/05	8/1/06	1	1	2	69%	121
171	Dothan, AL	WTVY	4	CBS	6/30/05	4/1/05	1	1	3	70%	98
178	Harrisonburg, VA	WHSV	3	ABC	11/1/04	10/1/04	1	1	1	97%	86
180	Bowling Green, KY	WBKO	13	ABC	11/1/04	8/1/05	1	1	2	85%	82
185	Meridian, MS	WTOK	11	ABC	11/1/04	6/1/05	1	1	3	67%	71
188	Parkersburg, WV	WTAP	15	NBC	1/1/12	10/1/04	1	1	1	92%	64

											5,812 (i)

(a)	Based on data published by Nielsen.
(b)	Based on Nielsen data for November 2002 rating period, Sunday to Saturday, 6 a.m. to 2 a.m.
(c)	Based on our review of the Nielsen data for the November 2002 rating period during various news hours.
(d)	We have included only stations that BIA has reported at one share or more in three of the four most recent rating periods.
(e)	KLBY and KUPK are satellite stations of KAKE under FCC rules.
(f)	Special 16 county trading area defined by Nielsen and is part of the Lexington, KY DMA.
(g)	KBTX is a satellite station of KWTX under FCC rules.
(h)	KGIN is a satellite station of KOLN under FCC rules.
(i)	Approximately 5% of all US television households

     The percentage of the Company’s total revenues contributed by the Company’s television broadcasting segment was approximately 74%, 68%, and 71% for the years ended December 31, 2002, 2001 and 2000, respectively.

Television Industry Background

     There are currently a limited number of channels available for broadcasting in any one geographic area, and the license to operate a television station is granted by the FCC. Television stations which broadcast over the very high frequency (“VHF”) band (channels 2-13) of the spectrum generally have some competitive advantage over television stations which broadcast over the ultra-high frequency (“UHF”) band (channels above 13) of the spectrum, because the former usually have better signal coverage and operate at a lower transmission cost.

     Television station revenues are primarily derived from local, regional and national advertising and, to a much lesser extent, from network compensation and revenues from studio and tower space rental and commercial production activities. Advertising rates are based upon a variety of factors, including a program’s popularity among the viewers an advertiser wishes to attract, the number of advertisers competing for the available time, the size and demographic makeup of the market served by the station and the availability of alternative advertising media in the market area. Rates are also determined by a station’s overall ratings and in-market share, as well as the station’s ratings and share among particular demographic groups, which an advertiser may be targeting. Because broadcast stations rely on advertising revenues, they are sensitive to cyclical changes in the economy. The size of advertisers’ budgets, which are affected by broad economic trends, affect the broadcast industry in general and the revenues of individual broadcast television stations.

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

     Four major broadcast networks, ABC, NBC, CBS and FOX dominate broadcast television. Additionally, United Paramount Network (“UPN”), Warner Brothers Network (“WB”) and the Pax TV Network have been launched as additional television networks. An affiliate of FOX, UPN, WB or Pax TV receives a smaller portion of each day’s programming from its network compared to an affiliate of ABC, NBC or CBS.

     The affiliation of a station with ABC, NBC or CBS has a significant impact on the composition of the station’s programming, revenues, expenses and operations. A typical affiliate of these networks receives the majority of each day’s programming from the network. This programming, along with cash payments (“network compensation”) in certain instances, is provided to the affiliate by the network in exchange for a substantial majority of the advertising time available for sale during the airing of network programs. The network then sells this advertising time and retains the revenues. The affiliate retains the revenues from time sold during breaks in and between network programs and programs the affiliate produces or purchases from non-network sources. In acquiring programming to supplement programming supplied by the affiliated network, the affiliates compete primarily with other affiliates and independent stations in their markets. Cable systems generally do not compete with local stations for programming, although various national cable networks from time to time have acquired programs that would have otherwise been offered to local television stations. In addition, a television station may acquire programming through barter arrangements. Under barter arrangements, a national program distributor may receive advertising time in exchange for the programming it supplies, with the station paying a reduced or no fee for such programming. Most successful commercial television stations obtain their brand identity from locally produced news programs.

     The Company accounts for trade barter transactions involving the exchange of tangible goods or services with its customers. The revenue is recorded at the time the advertisement is broadcast and the expense is recorded at the time the goods or services are used. The revenue and expense associated with these transactions are based on the fair value of the assets or services received.

     Management of the Company believes that barter revenue and related expense generated from syndicated and network programming is immaterial. Furthermore, any barter revenue recognized would then require the recognition of barter expense. Barter revenue would then be equal to barter expense and the recognition of these amounts would not have an effect upon net income. Therefore, the Company does not recognize barter revenue or barter expense generated by transactions between the Company and the providers of syndicated programming.

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

Network Affiliation of the Stations

     Each of the Company’s stations is affiliated with a major network pursuant to an affiliation agreement. Each affiliation agreement provides the affiliated station with the right to broadcast all programs transmitted by the network with which the station is affiliated. In return, the network has the right to sell a substantial majority of the advertising time during such broadcasts. In exchange for every hour that a station elects to broadcast network programming, the network pays the station a specific network compensation fee, which varies with the time of day. Typically, prime-time programming generates the highest hourly network compensation payments. Such payments are subject to increase or decrease by the network during the term of an affiliation agreement with provisions for advance notices and right of termination by the station in the event of a reduction in such payments. Although network affiliation agreements have historically been renewed by the Company and the respective networks, the Company can not guarantee that any agreements will be renewed in the future under their current terms. Network compensation has declined in recent years at certain of the Company’s television stations reflecting an ongoing phase out of network compensation. See the Broadcasting Summary table above for each of the Company’s television stations network affiliations and the expiration date of the current affiliation agreements.

Newspaper Publishing

     At December 31, 2002, the Company owned and operated five publications comprising four daily newspapers and an advertising shopper, located in the Southeast and Midwest. The percentage of total Company revenues contributed by the newspaper publishing segment was approximately 22%, 26% and 24% for each of the years ended December 31, 2002, 2001 and 2000, respectively.

The Albany Herald

     The Albany Herald Publishing Company, Inc. (“The Albany Herald”), located in Albany, Georgia, publishes The Albany Herald, which is published seven days a week and serves southwest Georgia. The Albany Herald’s circulation approximates 31,000 Sunday subscribers and 28,000 daily. The Albany Herald also produces a weekly advertising shopper and other niche publications.

Gwinnett Daily Post and Rockdale Citizen/Newton Citizen

     The Gwinnett Daily Post and Rockdale Citizen/Newton Citizen are newspapers that serve communities in the metro Atlanta, Georgia area with complete local news, sports and lifestyles coverage together with national stories that directly impact their local communities.

     The Gwinnett Daily Post is published Tuesday through Sunday and has a circulation of approximately 65,000 subscribers. The Gwinnett Daily Post is located northeast of Atlanta, Georgia in Gwinnett County, which has an estimated population of approximately 650,000. Since the purchase of the Gwinnett Daily Post in 1995, the frequency of publication has increased from three to six days per week and circulation has grown from 13,000 to 65,000 subscribers.

     Rockdale Citizen/Newton Citizen is published seven days per week with a circulation of approximately 15,000. In 2000, the Company began publication of the Newton Citizen for distribution into neighboring Newton County. The Rockdale Citizen is located in Conyers, Georgia, the county seat of Rockdale County, which is 19 miles east of downtown Atlanta. Rockdale County and Newton County’s combined population is estimated to be approximately 132,000.

The Goshen News

     The Goshen News is published seven days a week with a circulation of 17,000 and serves Goshen, Indiana and surrounding areas. The Goshen News also produces a weekly advertising shopper. Since the Company acquired The Goshen News in 1999, it has added a Sunday edition and converted the Saturday edition to morning delivery.

Industry Background

     Newspaper publishing is the oldest segment of the media industry and, as a result of the focus on local news, newspapers in general, remain an important media for local advertising. Newspaper advertising revenues are cyclical and have generally been affected by changes in national and regional economic conditions. Financial instability in the retail industry, including bankruptcies of larger retailers and consolidations among large retail chains can result in reduced retail advertising expenditures. Classified advertising, which makes up approximately one-third of newspaper advertising expenditures, can be affected by an economic slowdown and its effect on employment, real estate transactions and automotive sales. However, growth in housing starts (the number of residential building projects beginning in a specific period of time) and automotive sales, although cyclical in nature, generally provide continued growth in newspaper advertising expenditures. While the newspaper publishing industry is impacted by the economic cycles, it is not generally affected by the cyclical nature of political advertising revenue.

Pagers and Wireless Services

The Paging Business

     The paging business, acquired by the Company in September 1996, is based in Tallahassee, Florida and operates in Georgia, Alabama and Florida. In 2002, the Company’s paging operations had approximately 66,000 units in service compared to approximately 75,000 units in service in 2001. The percentage of total Company revenues contributed by the paging segment was approximately 4%, 6% and 5% for the years ended December 31, 2002, 2001 and 2000, respectively.

Additional Information on Business Segments

     Reference is made to Note K of notes to consolidated financial statements of the Company for additional financial and other information regarding business segments.

Competition

Television Industry

     Competition in the television industry exists on several levels: competition for audience, competition for programming (including news) and competition for advertisers. Additional factors that are material to a television station’s competitive position include signal coverage and assigned frequency.

     Audience. Stations compete for audience based on program popularity, which has a direct effect on advertising rates. A substantial portion of the daily programming on each of the Company’s stations is supplied by the network affiliate. During those periods, the stations are totally dependent upon the performance of the network programs to attract viewers. There can be no assurance that such programming will achieve or maintain satisfactory viewership levels in the future. Non-network time periods are programmed by the station with a combination of locally produced news, public affairs and other entertainment programming, including news and syndicated programs purchased for cash, cash and barter, or barter only.

     In addition, the development of methods of television transmission of video programming other than over-the-air broadcasting, and in particular cable television, has significantly altered competition for audience in the television industry. These other transmission methods can increase competition for a broadcasting station by bringing into its market distant broadcasting signals not otherwise available to the station’s audience and also by serving as a distribution system for non-broadcast programming.

     Other sources of competition include home entertainment systems, “wireless cable” services, satellite master antenna television systems, low power television stations, television translator stations, direct broadcast satellite (“DBS”) video distribution services and the internet.

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

     Advertising. Advertising rates are based upon the size of the market in which the station operates, a station’s overall ratings, a program’s popularity among the viewers that an advertiser wishes to attract, the number of advertisers competing for the available time, the demographic makeup of the market served by the station, the availability of alternative advertising media in the market area, aggressive and knowledgeable sales forces and the development of projects, features and programs that tie advertiser messages to programming. Advertising revenues comprise the primary source of revenues for the Company’s stations. The Company’s stations compete for such advertising revenues with other television stations and other media in their respective markets. The stations also compete for advertising revenue with other media, such as newspapers, radio stations, magazines, outdoor advertising, transit advertising, yellow page directories, direct mail, internet and local cable systems. Competition for advertising dollars in the broadcasting industry occurs primarily within individual markets.

Newspaper Industry

     The Company’s newspapers compete for advertisers with a number of other media outlets, including magazines, radio, television and the internet, as well as other newspapers, which also compete for readers with the Company’s publications. One of the Company’s newspaper competitors is significantly larger than the Company and operates in two of its newspaper markets. The Company differentiates its publications from the other newspaper by focusing on local news and local sports coverage in order to compete with its larger competitor. The Company clearly identifies the markets it wishes to target and seeks to become the primary source for local news and advertising information within those markets.

Paging Industry

     The paging industry is highly competitive. Companies in the industry compete on the basis of price, coverage area offered to subscribers, available services offered in addition to basic numeric or tone paging, transmission quality, system reliability and customer service. The Company’s paging services also compete with other wireless communications services such as cellular service. The Company competes by maintaining competitive pricing of its product and service offerings, by providing quality, reliable transmission networks and by furnishing subscribers a superior level of customer service.

Federal Regulation of the Company’s Business

Television Broadcasting

     Existing Regulation. Television broadcasting is subject to the jurisdiction of the FCC under the Communications Act of 1934, as amended (the “Communications Act”) and the Telecommunications Act of 1996 (the “Telecommunications Act”). The Communications Act prohibits the operation of television broadcasting stations except under a license issued by the FCC and empowers the FCC, among other things, to issue, revoke and modify broadcasting licenses, determine the locations of stations, regulate the equipment used by stations, adopt regulations to carry out the provisions of the Communications Act and the Telecommunications Act and impose penalties for violation of such regulations. The Communications Act prohibits the assignment of a license or the transfer of control of a licensee without prior approval of the FCC.

     License Grant and Renewal. Television broadcasting licenses generally are granted or renewed for a period of eight years but may be renewed for a shorter period upon a finding by the FCC that the “public interest, convenience, and necessity” would be served thereby. Broadcast licenses are of paramount importance to the Company’s Television Broadcasting segment. The Telecommunications Act requires a broadcast license to be renewed if the FCC finds that: (i) the station has served the public interest, convenience and necessity; (ii) there have been no serious violations of either the Communications Act or the FCC’s rules and regulations by the licensee; and (iii) there have been no other violations which, taken together, would constitute a pattern of abuse. At the time an application is made for renewal of a television license, parties in interest may file petitions to deny, and such parties, including members of the public, may comment upon the service the station has provided during the preceding license term and urge denial of the application. If the FCC finds that the licensee has failed to meet the above-mentioned requirements, it could deny the renewal application or grant a conditional approval, including renewal for a lesser term. The FCC will not consider competing applications contemporaneously with a renewal application. Only after denying a renewal application can the FCC accept and consider competing applications for the license. Although in substantially all cases broadcast licenses are renewed by the FCC even when petitions to deny are filed against broadcast license renewal applications, there can be no assurance that the Company’s stations’ licenses will be renewed. The Company is not aware of any facts or circumstances that could prevent the renewal of the licenses for its stations at the end of their respective license terms. See the dates through which the current licenses are effective in the Broadcasting Summary table above.

     Multiple Ownership Restrictions. Currently, the FCC has rules that limit the ability of individuals and entities to own or have an ownership interest above a certain level (an “attributable” interest, as defined more fully below) in broadcast stations, as well as other mass media entities. As discussed below, however, a number of these rules have been challenged successfully in the courts, and those still in effect are the subject of a pending FCC rulemaking proceeding.

     The current rules limit the number of broadcast stations that may be owned both on a national and a local basis. On a national basis, the rules preclude any individual or entity from having an attributable interest in television stations whose aggregate audience reach exceeds 35% of the total national audience. Owners of television stations that have an attributable interest in another TV station in the same Nielsen DMA, or that operate a satellite station in the same market, do not have to include those additional same-market outlets in calculating their aggregate television audience reach. A station owner with an attributable interest in a station in a separate market (including time-brokered local marketing agreements (“LMAs”) and satellite stations), however, must count that additional audience as part of its national aggregate audience.

     On a local basis, in an August 1999 decision, as modified by a January 2001 order on reconsideration, the FCC revised its local market television ownership rules, permitting station owners to realize the efficiencies of certain types of common ownership. The FCC currently allows the common ownership of two television stations without regard to broadcast signal contour overlap if the stations are in separate DMAs. The FCC continues to allow common ownership of two stations in the same DMA if their Grade B contours do not overlap. Entities also now are permitted to own two television stations within the same DMA if eight full-power independently owned television stations (commercial and noncommercial) will remain post-merger, and one of the co-owned stations is not among the top four-ranked stations in the market based on Nielsen audience share ratings. In order for a television station to count toward the minimum number of independent stations necessary for FCC approval of a proposed duopoly, its Grade B signal contour must overlap the Grade B signal contour of at least one of the TV stations involved in the proposed combination. The common ownership of two television stations in the same market with an overlapping contour also is permitted under the FCC’s waiver policy where the same-market licensee is the only reasonably available buyer and the station purchased is a “failed station” (either off the air for at least four months prior to the waiver application or involved in involuntary bankruptcy or insolvency proceedings) or a “failing” station (having a low audience share and financially struggling during the previous several years). In addition, a waiver of the FCC’s ownership restrictions is possible if the applicant for waiver can show that the combination will result in the construction of a previously unbuilt station. The FCC also substantially modified its rules implementing TV-radio cross-ownership restrictions (the so-called “one-to-a-market” rule). Depending upon the particular circumstances an entity may own up to two television stations and six radio stations or one television station and seven radio stations in a market.

     On February 19, 2002, in response to appeals filed by Time Warner and three of the national broadcast television networks, the U.S. Court of Appeals for the D.C. Circuit issued a ruling vacating the cable/broadcast cross-ownership rule (which effectively prohibited joint ownership of a broadcast television station and cable system in the same market) and remanding the national television station ownership cap to the FCC for further proceedings.

     Sinclair Broadcast Group filed a separate appeal in federal court, contending that the requirement that eight independent voices exist in a market before the FCC will permit a TV duopoly violates the First Amendment. On April 2, 2002, the U.S. Court of Appeals for the D.C. Circuit remanded the television duopoly rule to the FCC for further reconsideration, finding that it had failed to show that it was not arbitrary and capricious to exclude non-television media from the “eight-voices test” used to determine the permissibility of television duopolies.

     In response to these federal appeals court decisions finding that the FCC had failed to adequately justify certain of its media ownership rules, on September 23, 2002 the FCC released a Notice of Proposed Rulemaking initiating a comprehensive review (the “Omnibus Ownership Rulemaking proceeding”) of its media ownership rules (with the exception of the cable/broadcast cross-ownership rule, which, as noted above, was vacated by the D.C. Circuit). The Notice of Proposed Rulemaking, which was released in conjunction with the Commission’s 2002 biennial review,1 commenced a review of four of the agency’s existing rules: the television duopoly rule; the radio/television cross-ownership rule; the national television ownership cap; and the dual network rule.2

     The Omnibus Ownership Rulemaking proceeding also addresses two rules that are the subject of pending rulemaking proceedings: the newspaper/broadcast cross-ownership ban;3 and the local radio ownership rule.

     Comments in the Omnibus Ownership Rulemaking proceeding were due by January 2, 2003; Reply Comments by February 3, 2003. The FCC has indicated its intention to conclude this proceeding by June 2003.

     Expansion of the Company’s broadcast operations in particular areas and nationwide will continue to be subject to the FCC’s ownership rules and any changes the FCC or Congress may adopt. Any relaxation of the FCC’s ownership rules may increase the level of competition in one or more of the markets in which the Company’s stations are located, particularly to the extent that the Company’s competitors may have greater resources and thereby be in a better position to capitalize on such changes.

     Under the FCC’s ownership rules, a direct or indirect purchaser of certain types of securities of the Company could violate FCC regulations if that purchaser owned or acquired an “attributable” or “meaningful” interest in other media properties in the same areas as stations owned by the Company or in a manner otherwise prohibited by the FCC. All officers and directors of a licensee and its direct or

[1]	Under the Telecommunications Act, the FCC must review all of its broadcast ownership rules biennially to determine if they remain necessary to the public interest.

[2]	The dual network rule currently prohibits combinations among the top four networks (i.e., ABC, CBS, FOX and NBC).

[3]	The FCC initiated a rulemaking on the newspaper/broadcast cross-ownership ban in September 2001. (The rule, adopted by the FCC in the 1970s, generally prohibits one entity from owning both a commercial broadcast station and a daily newspaper in situations in which the predicted or measured contours of the station encompass entirely the community in which the newspaper is published.) Comments filed in response to that Notice of Proposed Rulemaking have been incorporated into the record of the Omnibus Ownership Rulemaking proceeding.

indirect parent(s), as well as general partners, uninsulated limited partners or members of a limited liability company and stockholders who own 5% or more of the voting power of the outstanding common stock of a licensee (either directly or indirectly), generally will be deemed to have an “attributable” interest in the licensee. Certain institutional investors, which exert no control or influence over a licensee, may own up to 20% of the voting power of the outstanding common stock before attribution occurs.

     The FCC revised its broadcast ownership attribution rules. The FCC’s attribution rules now include a new “equity/debt plus” attribution rule that functions in addition to the current attribution rules. Under the new rule, a holder of a financial interest, whether equity or debt or both, of 33% of licensee’s total assets will have an attributable interest in that licensee if it is either a major program supplier to that licensee (supplying more than 15% of a station’s total weekly broadcast programming hours) or if it is a same media market entity (including broadcasters, cable operators and newspapers). All stock, including common and preferred, voting and nonvoting stock, will be counted toward the 33% threshold. Time brokerage of another television station in the same market (including LMAs) for more than 15% of the brokered station’s broadcast hours per week will result in the attribution of the time brokerage arrangement. Except for certain LMAs, any interest acquired on or after November 7, 1996, is subject to the FCC’s revised ownership and attribution rules.

     In addition, the FCC in January 2001 made several minor changes to its attribution rules. Most significantly, the FCC eliminated the single majority shareholder exception, which had deemed the interests of minority shareholders in corporations in which a single shareholder owns more than 50 percent of the voting stock of the corporation to be non-attributable. The FCC’s decision to eliminate the single majority shareholder exemption in the broadcast context has been called into question, however, by a March 2001 D.C. Circuit ruling, which reversed and remanded the FCC’s decision to eliminate the corresponding exemption for purposes of the cable attribution rules. In light of the D.C. Circuit’s decision, the FCC issued a Further Notice of Proposed Rulemaking in September 2001 to review the single majority shareholder exemption in both the cable and broadcast contexts. In addition, the FCC separately issued an order suspending enforcement of the elimination of the exemption for the broadcast industry pending resolution of that proceeding.

     To the best of the Company’s knowledge, no officer, director or 5% stockholder of the Company currently holds an attributable interest in another television station, radio station, cable television system or daily newspaper that is inconsistent with the FCC’s ownership rules and policies or with ownership by the Company of its stations.

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

     Recent Developments. Congress has recently enacted legislation and the FCC currently has under consideration or is implementing new regulations and policies regarding a wide variety of matters that could affect, directly or indirectly, the operation and ownership of the Company’s broadcast properties. In addition to the proposed changes noted above, such matters include, for example, spectrum use fees, political advertising, cable carriage of digital television signals and viewing of distant network signals by direct broadcast satellite services. Other matters that could affect the Company’s broadcast properties include technological innovations and developments generally affecting competition in the mass communications industry, such as the rapid growth of direct broadcast satellite service and the continued establishment of wireless cable systems and low power television stations.

     In response to two decisions of the U.S. Court of Appeals for the D.C. Circuit, the FCC suspended its former equal employment opportunity (“EEO”) rules. On November 7, 2002, however, the FCC adopted new EEO rules requiring licensees to widely disseminate information about job openings to all segments of the community and periodically disclose details concerning recruiting and outreach activities. Those rules went into effect on March 10, 2003.

     The 1992 Cable Act. On October 5, 1992, Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 (the “1992 Cable Act”). The FCC implemented the requirements of the 1992 Cable Act. Certain statutory provisions, such as signal carriage and retransmission consent requirements, have a direct effect on television broadcasting. Other provisions are focused exclusively on the regulation of cable television but can still be expected to have an indirect effect on the Company because of the competition between over-the-air television stations and cable systems.

     The signal carriage, or “must carry,” provisions of the 1992 Cable Act require cable operators to carry the signals of local commercial and non-commercial television stations and certain low power television stations. Systems with 12 or fewer usable activated channels and more than 300 subscribers must carry the signals of at least three local commercial television stations. A cable system with more than 12 usable activated channels, regardless of the number of subscribers, must carry the signals of all local commercial television stations, up to one-third of the aggregate number of usable activated channels of such system. The 1992 Cable Act also includes a retransmission consent provision that prohibits cable operators and other multi-channel video programming distributors from carrying broadcast stations without obtaining their consent in certain circumstances. The “must carry” and retransmission consent provisions are related in that a local television broadcaster, on a cable system-by-cable-system basis, must make a choice once every three years whether to proceed under the “must carry” rules or to waive that right to mandatory but uncompensated carriage and negotiate a grant of retransmission consent to permit the cable system to carry the station’s signal, in most cases in exchange for some form of consideration from the cable operator. Cable systems must obtain retransmission consent to carry all distant commercial stations other than certain “super stations” delivered via satellite. Under rules adopted to implement these “must carry” and retransmission consent provisions, local television stations are required to make an election of “must carry” or retransmission consent at three year intervals. Stations that fail to elect are deemed to have elected carriage under the “must carry” provisions. Other issues addressed in the FCC rules are market designations, the scope of retransmission consent and procedural requirements for implementing the signal carriage provisions. Each of the Company’s stations has elected “must carry” status on certain cable systems in its DMA. On other cable systems the Company’s stations have entered into retransmission consent agreements. These elections and agreements, when concluded, will entitle the Company’s stations to carriage on those systems until at least December 31, 2005.

     The 1992 Cable Act was amended in several important respects by the Telecommunications Act. Most notably, the Telecommunications Act repeals the cross-ownership ban between cable and telephone entities as well as the FCC’s former video dial-tone rules (permitting telephone companies to enter the video distribution services market under several new regulatory options). The Telecommunications Act also (a) eliminated the broadcast network/cable cross-ownership limitation and (b) lifted the statutory ban on TV/cable cross-ownership within the same market area. (The separate FCC regulatory restrictions on TV/cable cross-ownership have since been vacated, as discussed above).

     Digital Television Service. In December 1996, the FCC formally approved technical standards for digital advanced television (“DTV”). DTV is a flexible system that will permit broadcasters to utilize a single digital channel in various ways, including providing one channel of high-definition television programming with greatly enhanced image and sound quality or several channels of lower-definition television programming (“multicasting”), and is capable of accommodating subscription video and data services. Broadcasters may offer a combination of services, so long as they transmit at least one stream of free video programming on the DTV channel. The FCC has assigned to each existing full power television station (including each station owned by the Company) a second channel to implement DTV while present television operations are continued on that station’s existing analog channel. Although in some cases a station’s DTV channel may only permit operation over a smaller geographic service area than that available using its existing channel, the FCC’s stated goal in assigning channels was to provide stations with DTV service areas that will replicate their existing service areas. The FCC’s DTV rules also permit stations to request new channel assignments and other modifications to their assigned DTV facilities, allowing them to expand their DTV service areas if certain interference criteria are met. Under FCC rules and the Balanced Budget Act of 1997, station owners may be required to surrender one channel in 2006 and thereafter provide service solely in the DTV format. Generally, under current FCC rules each of the Company’s stations was required to construct DTV facilities and commence operations by May 2002. Today, 13 of the Company’s stations are on the air with a digital signal; the remaining stations have received extensions of the May 2002 construction deadline.

     In November 1998, the FCC issued a decision to implement the requirement of the Telecommunications Act that it charge broadcasters a fee for offering subscription services on the DTV channel. The FCC decision was to impose a fee of 5% of the gross revenues generated by such services. The FCC also is considering whether and how to extend cable systems’ obligations for mandatory carriage of broadcast stations’ DTV channels. Finally, the FCC is considering additional public interest obligations on broadcasters’ digital operations. The FCC has asked for comment on four general categories of issues: (1) the application of television stations’ public interest obligations to the new flexibility and capabilities of digital television, such as multiple channel transmission; (2) how television stations could best serve their communities in terms of providing their viewers information on their public interest activities, as well as the use of digital technology to provide emergency information in new ways; (3) how DTV broadcasters could increase access to television programming by people with disabilities, and also further the longstanding legislative and regulatory goals of diversity; and (4) whether broadcasters could enhance the quality of political discourse through use of the airwaves for political issues and debate.

     In January 2001, the FCC issued a preliminary order addressing the must-carry rights of digital television broadcasters in which it determined the following:

(i)	Digital-only television stations may immediately assert carriage rights on local cable systems;

(ii)	Television stations that return their analog spectrum and convert to digital operations are entitled to must-carry rights; and

(iii)	A digital-only station asserting must-carry rights is entitled only to carriage of a single programming stream and other “program-related” content, regardless of the number of programs it broadcasts simultaneously on its digital spectrum.

     The FCC deferred making a decision as to whether broadcasters are entitled to simultaneous carriage of both their digital and analog signals during the transition to DTV. Nevertheless, the agency did announce its tentative conclusion that, although neither forbidden nor mandated by the Communications

Act, dual carriage obligations would appear to impose an unconstitutional burden on a cable operator’s First Amendment rights. The FCC is also considering whether rules for carriage of digital television signals by cable system operators should also apply to direct broadcast satellite operators.

     Several parties have filed petitions for reconsideration of the FCC’s DTV must-carry decision. Those petitions remain pending before the FCC, and we cannot predict what changes, if any, the FCC will make to its DTV must-carry rules on reconsideration.

     Direct Broadcasting Satellite Systems. The FCC has authorized DBS, a service which provides video programming via satellite directly to home subscribers. Congress has enacted the Satellite Home Viewer Improvement Act (“SHVIA”) that gives satellite companies the option of providing local broadcast stations to subscribers living in the station’s local market area. This is referred to as “local-into-local.”

     Beginning January 1, 2002 DBS operators became subject to a requirement for mandatory carriage of local television stations, similar to that applicable to cable systems, for those markets in which a satellite carrier chooses to provide any local signal. Stations in affected markets were required to make must-carry elections by July 2001. SHVIA also extended the current system of satellite distribution of distant network signals to unserved households (i.e. those that do not receive a Grade B signal from a local network affiliate). In response to a challenge to certain provisions of SHVIA, a panel of the U.S. Court of Appeals for the Fourth Circuit upheld the requirement that DBS operators carry the signal of all local television stations in markets where they elect to carry any local signals. The U.S. Supreme Court has refused to review that decision. The Fourth Circuit also upheld an FCC rule that permits DBS operators to offer all local television stations on a single tier or an a la carte basis. The rule allows consumers to choose between the two options.

     In response to broadcasters’ July 2001 elections, DBS operators issued a large number of carriage denial letters, prompting the FCC to issue an order in September 2001 clarifying the DBS mandatory carriage rules. In particular, the FCC emphasized that a satellite carrier must have a “reasonable basis” for rejecting a broadcast station’s request for carriage. The Company cannot predict the impact of DBS service upon the Company’s business. It has, however, entered a retransmission consent agreement with EchoStar for the retransmission of its television stations’ signals into the local markets that they serve.

Paging

     Federal Regulation. The Company’s paging operations, acquired by the Company in September 1996, are subject to regulation by the FCC under the Communications Act. The FCC has issued the Company licenses to use the radio frequencies necessary to conduct its paging operations.

     License Grant and Renewal. The FCC paging licenses issued to the Company are for varying terms of up to 10 years, at the end of which renewal applications must be granted by the FCC. The Company holds various FCC radio licenses which are used in connection with its paging operations. The Company’s paging licenses will expire during calendar year 2009. Licensees in the paging services normally enjoy a license renewal expectancy and the vast majority of license renewal applications are granted in the normal course. Although the Company is unaware of any circumstances which could prevent the grant of renewal applications, no assurance can be given that any of the Company’s licenses will be free of competing applications or will be renewed by the FCC. Furthermore, the FCC has the authority to restrict the operations of licensed facilities or to revoke or modify licenses. None of the Company’s licenses has ever been revoked or modified involuntarily.

Employees

     As of March 1, 2003, the Company had 2,147 full-time employees, of which 1,746 were employees of the Company’s television stations and satellite business, 327 were employees of the Company’s publications, 55 were employees of the Company’s paging operations and 19 were corporate and administrative personnel. The Company has 235 employees that are represented by unions. The Company believes that its relations with its employees are satisfactory.

Available Information

     The Company’s Internet address is http://www.graytvinc.com. We make the following reports filed by the Company available, free of charge, on our website under the heading “SEC Filings”:

•	Annual reports on Form 10-K;

•	Quarterly reports on Form 10-Q;

•	Current reports on Form 8-K; and

•	Amendments to the foregoing reports filed or furnished pursuant to Section 13 (a) or 15 (d) of the Exchange Act.

     The foregoing reports are made available on the Company’s website as soon as practicable after they are filed with the Securities and Exchange Commission.

Item 2. Properties

     The Company’s principal executive offices are located at 4370 Peachtree Road, NE, Atlanta, Georgia, 30319.

     The types of properties required to support television stations include offices, studios, transmitter sites and antenna sites. A station’s studios are generally housed with its offices in business districts. The transmitter sites and antenna are generally located in elevated areas to provide optimal signal strength and coverage. The types of properties required to support newspaper publishing include offices, facilities for printing presses and production and storage. Paging properties include leased retail, office and tower space.

     The following table sets forth certain information regarding the Company’s properties.

Television Broadcasting

	Owned or	Approximate Size	Height(ft.)/	Lease Expiration
Market Area, Station and Use	Leased	(sq. ft.)(a)	Power	Date

Knoxville, Tennessee, WVLT
Office and studio	Owned	18,000		—
Transmission tower site	Leased	Tower space	1,078/316 kw	Month to month
Lexington, Kentucky, WKYT
Office and studio	Owned	34,500
Transmission tower site	Owned		1,023/—	—
Hazard, Kentucky, WYMT
Office and studio	Owned	21,200	—	—
Transmission tower site	Leased		1,029/263 kw	06/2005
Transmitter buildings and improvements	Owned	816 and 864		—

	Owned or	Approximate Size	Height(ft.)/	Lease Expiration
Market Area, Station and Use	Leased	(sq. ft.)(a)	Power	Date

Waco, Texas, KWTX
Office and studio	Owned	34,000	—	—
Moody, Texas, KWTX
Transmission tower site	Owned	856	1,679/209 kw	—
Killeen, Texas, KWTX
Office space	Leased	3,000		07/2006
Tower relay	Owned		109	—
Bryan, Texas, KBTX
Office and studio	Owned	7,000	374	—
Grimes County, Texas, KBTX
Transmission tower site	Leased	1,300	1,705/70 kw	03/2023
Calvert, Texas, KBTX
Transmission tower site	Owned	80 and 96	252	—
Falls County, Texas, KBTX
Transmission tower site	Owned	128	200	—
Beaver Crossing, Nebraska, KOLN
Transmission tower site	Owned	120 acres	1,500/302 kw	—
Lincoln, Nebraska, KOLN
Office and studio	Owned	28,044	400
Bradshaw, Nebraska, KOLN
Transmission tower site	Owned	8 acres	345
Heartwell, Nebraska, KGIN
Transmission tower site	Owned	71 acres	1,069/316 kw	—
Grand Island, Nebraska, KGIN
Office and studio	Leased	3,616	—	12/2003
Washington, North Carolina, WITN
Office and studio	Owned	19,600	198	—
Greenville, North Carolina, WITN
Office and studio	Leased	2,822	—	11/2005
Grifton, North Carolina, WITN
Transmitter building	Owned	4,190	2,000	—
Grifton, North Carolina, WITN
Transmission tower site	Leased	9 acres	316 kw	01/2029
Tallahassee, Florida, WCTV
Office and studio	Owned	20,000		—
Transmission tower site	Leased	37 acres	310	12/2014
Metcalf, Georgia, WCTV
Transmission tower site	Owned	182 acres	2,000/100 kw	—
North Augusta, South Carolina, WRDW
Office and studio	Owned	17,000	501/20 kw	—
Beech Island, South Carolina, WRDW
Transmission tower site	Owned	143 acres	1454/346 kw 1591/316 kw	—
Eau Claire, Wisconsin, WEAU
Office and studio	Owned	16,116	1,000	—
Township of Fairchild, Wisconsin, WEAU	Owned
Transmitter building and transmission site	With easement	2,304	2,000/316 kw (analog) 500 kw (digital)

	Owned or	Approximate Size	Height(ft.)/	Lease Expiration
Market Area, Station and Use	Leased	(sq. ft.)(a)	Power	Date

Panama City, Florida, WJHG
Office and studio	Owned	14,000	400	—
Youngstown, Florida, WJHG
Transmission tower site	Owned	17 acres	808/316 kw	—
Sherman, Texas, KXII
Office and studio	Owned	12,813	202	—
Madill, Oklahoma, KXII
Transmission tower site	Owned	1,200	1,694/316 kw	—
Ardmore, Oklahoma, KXII
Studio and offices	Owned	3,000	60
Paris, Texas, KXII
Translator tower site	Owned	65	300/.010 kw	—
Baton Rouge, Louisiana, Lynqx
Communications
Office and repair site	Leased	3,400	—	12/2003
Tallahassee, Florida, Lynqx
Communications
Office	Owned	1,000	—	—
Wichita-Hutchinson, Kansas, KAKE-TV
Office and Studio	Owned	46,762	—	—
Tower/Transmitter site	Owned	2,176	1,079/316 kw	—
Colby, Kansas, KLBY-TV
Office and Studio	Leased	2,850	—	04/2004
Tower/Transmitter site	Leased	1,000	768/100 kw	04/2007
Garden City, Kansas, KUPK-TV
Office and Studio	Owned	1,831	—	—
Tower/Transmitter site	Owned	4,655	880/224 kw	—
Omaha, Nebraska, WOWT-TV
Office and Studio	Owned	58,829	528/100 kw	—
Tower/Transmitter site	Owned	2,500	1,342/100 kw	—
Madison, Wisconsin, WMTV-TV
Office and Studio	Owned	16,485(b)	—	—
Tower/Transmitter site	Owned		1,040/955 kw	—
Colorado Springs-Pueblo, Colorado, KKTV
Office and Studio	Owned	30,465	—	—
Tower/Transmitter site	Leased	800	350/234 kw	02/2059
Lansing, Michigan, WILX-TV
Office and Studio	Owned	13,700	—	—
Tower/Transmitter site	Leased	5,000	994/309 kw	10/2003
Rockford, Illinois, WIFR-TV
Office and Studio	Owned	15,858(b)	—	—
Tower/Transmitter site	Owned		674/562 kw	—
Wausau-Rhinelander, Wisconsin WSAW-TV
Office and Studio	Owned	24,400	—	—
Tower/Transmitter site	Leased	2094	650/316 kw	08/2017
Topeka, Kansas, WIBW-TV
Office and Studio	Owned	19,800	—	—
Tower/Transmitter site	Leased	2,338	1,249/316 kw	02/2062

	Owned or	Approximate Size	Height(ft.)/	Lease Expiration
Market Area, Station and Use	Leased	(sq. ft.)(a)	Power	Date

Dothan, Alabama and Panama City,
Florida, WTVY-TV
Office and Studio	Leased	20,440	—	12/2003
Tower/Transmitter site	Owned	2,500	1,880/100 kw	—
Harrisonburg, Virginia, WHSV-TV
Office and Studio	Leased	18,000	—	04/2018(d)
Tower/Transmitter site	Leased	2,016	337/8.32 kw	12/2001(e)
Bowling Green, Kentucky, WBKO-TV
Office and Studio	Owned	17,598	—	—
Tower/Transmitter site	Owned	1,175	603/316 kw	—
Meridian, Mississippi, WTOK-TV
Office and Studio	Owned	12,878	—	—
Tower/Transmitter site	Owned	1,504	316/316 kw	—
Parkersburg, West Virginia, WTAP-TV
Office and Studio	Owned	17,500	—	—
Tower/Transmitter site	Owned	3,600	439/208 kw	—

(a)	Approximate size is for building space only and does not include the land on which the facilities are located.

(b)	The tower/transmitter is located at and included within the size of the office and studio premises.

(c)	The Company leases this space with Shockley Communications Corporation and the Wisconsin Educational Communications Board from the State of Wisconsin Department of Natural Resources.

(d)	The Company has an option to purchase this property during the term of the lease. The purchase price is subject to adjustment depending upon the date the option is exercised.

(e)	The United States Department of Agriculture Forest Service granted us a Special Use Permit to occupy this land.

Publishing

Newspaper and		Owned or	Approximate Size	Lease Expiration
Property Location	Use	Leased	(sq. ft.)	Date

The Albany Herald Publishing Company, Inc., Albany, GA	Offices and production facility for The Albany Herald	Owned	83,000	—
Post Citizen Media, Inc. Conyers, GA	Offices for Rockdale Citizen/ Newton Citizen	Owned	20,000	—
Conyers, GA	Offices and production facility for Rockdale Citizen/Newton Citizen and the Gwinnett Daily Post	Leased	20,000	05/2007
Lawrenceville, GA	Offices for the Gwinnett Daily Post	Leased	11,000	Month to month
Goshen, IN	Offices and production facility for The Goshen News	Owned	21,000	—

Item 3. Legal Proceedings

     The Company is not a party to any legal proceedings in which an adverse outcome would have a material adverse effect, either individually or in the aggregate, upon the Company except as described below.

Income Tax Matter

     In October 2001, the Company received a notice of deficiency from the Internal Revenue Service (the “IRS”) with respect to its 1996 and 1998 federal income tax returns. The notice of deficiency alleges that the Company recognized a significant amount of taxable gain from the sale of certain assets in 1996 in connection with a business acquisition from First American Media, Inc. The notice of deficiency also alleges that the Company’s 1996 acquisition of certain assets from First American Media, Inc. should be characterized for tax purposes as an acquisition of stock. If both of these claims were successful, the Company would owe approximately $12.1 million of additional federal income tax with respect to its 1996 and 1998 taxable years, plus related interest and penalties and, the tax basis of the acquired assets would be significantly reduced. On January 18, 2002, the Company filed a petition to contest the matter in the United States Tax Court.

     On February 19, 2003 the IRS and the Company filed a stipulation with the Tax Court acknowledging that the IRS has withdrawn its claim relating to the taxable gain alleged to have been recognized by the Company from the sale of certain assets in 1996. This withdrawn claim accounted for virtually all of the $12.1 million tax liability in dispute before the Tax Court.

     The remaining matter pending before the Tax Court is the IRS assertion that the Company’s purchase of certain assets from First American Media, Inc. in 1996 should be treated as a purchase of stock. If successful, the tax basis of such assets acquired in 1996 would be reduced by approximately $166 million and the reduction in tax basis would significantly reduce the Company’s tax deductions for depreciation and amortization with respect to the acquired assets. Nevertheless, because of the Company’s available federal net operating losses, the Company would not owe any additional cash income tax payments for the tax years ending at least through December 31, 2002 in the event of an adverse ruling from the Tax Court. The Company believes it has a meritorious position with respect to this issue and intends to defend the IRS claim vigorously. However, the Company cannot be certain when, and if, this matter will be resolved in its favor, and if it is not, the Company might incur additional cash taxes in future years.

Tarzian

     As previously discussed in “Acquisitions, Investments and Divestitures” under Item 1 of this annual report, the Company has an equity investment in Sarkes Tarzian, Inc. (“Tarzian”) representing shares of Tarzian which were originally held by the estate of Mary Tarzian (the “Estate”). As described more fully below, our ownership of the Tarzian shares is subject to certain litigation.

     On February 12, 1999, Tarzian filed suit in the United States District Court for the Southern District of Indiana against U.S. Trust Company of Florida Savings Bank as Personal Representative of the Estate, claiming that Tarzian had a binding and enforceable contract to purchase the Tarzian shares from the Estate. On February 3, 2003, the Court entered judgment on a jury verdict in favor of Tarzian for breach of contract and awarding Tarzian $4.0 million in damages. The Estate has filed a renewed motion for judgment as a matter of law, and alternatively, for a new trial on the issue of liability. Tarzian has filed a motion to amend the judgment, requesting that the court award Tarzian specific performance of the contract and title to the Tarzian shares, or, in the alternative, award pre-judgment interest on the $4.0 million damage award. The Company cannot predict when the final resolution of this litigation will occur.

     On March 7, 2003, Tarzian filed suit in the United States District Court for the Northern District of Georgia against Bull Run and the Company for tortious interference with contract and conversion. The lawsuit alleges that Bull Run and Gray purchased the Tarzian shares with actual knowledge that Tarzian had a binding agreement to purchase the stock from the Estate. The lawsuit seeks damages in an amount equal to the liquidation value of the interest in Tarzian that the stock represents, which Tarzian claims to be as much as $75 million, as well as attorneys’ fees, expenses, and punitive damages. The lawsuit also seeks an order requiring the Company and Bull Run to turn over the stock certificates to Tarzian and relinquish all claims to the stock. The stock purchase agreement with the Estate would permit the Company to make a claim against the Estate in the event that title to the Tarzian Shares is ultimately awarded to Tarzian. The Company has not filed an answer or other responsive pleading in the lawsuit; however, the Company believes it has meritorious defenses and intends to vigorously defend the lawsuit. The Company cannot predict when the final resolution of this litigation will occur.

Item 4. Submission of Matters to a vote of Security Holders

     No matters were submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year covered.

Item 4.1. Executive Officers of the Registrant

     Set forth below is certain information with respect to the executive officers of the Company as of March 17, 2003:

     J. Mack Robinson, age 79, has been our Chairman and Chief Executive Officer since September 2002. Prior to that, he was our President and Chief Executive Officer since 1996. He has served as one of our directors since 1993. He is the Chairman of the Executive Committee of our board of directors. Mr. Robinson has served as Chairman of the Board of Bull Run, one of our principal stockholders, since 1994, Chairman of the Board and President of Delta Life Insurance Company and Delta Fire and Casualty Insurance Company since 1958, President of Atlantic American Corporation, an insurance holding company, from 1988 until 1995 and Chairman of the Board of Atlantic American Corporation since 1974. Mr. Robinson also serves as a director of the following companies: Bankers Fidelity Life Insurance Company, American Independent Life Insurance Company, Georgia Casualty & Surety Company, American Southern Insurance Company and American Safety Insurance Company. He is a director emeritus of Wachovia Corporation. Mr. Robinson is the husband of Mrs. Harriett J. Robinson and the father-in-law of Mr. Hilton H. Howell, Jr., both members of our board of directors.

     Hilton H. Howell, Jr., age 41, has been our Vice Chairman since September 2002. Prior to that, he was our Executive Vice President since September 2000. He has served as one of our directors since 1993. He is a member of the Executive Committee of our board of directors. He has served as President and Chief Executive Officer of Atlantic American Corporation, an insurance holding company, since 1995 and Executive Vice President from 1992 to 1995. He has been Executive Vice President and General Counsel of Delta Life Insurance Company and Delta Fire and Casualty Insurance Company since 1991, and Vice Chairman of Bankers Fidelity Life Insurance Company and Georgia Casualty & Surety Company since 1992. He has been a director, Vice President and Secretary of Bull Run, one of our principal stockholders, since 1994. Mr. Howell also serves as a director of the following companies: Atlantic American Corporation, Bankers Fidelity Life Insurance Company, Delta Life Insurance Company, Delta Fire and Casualty Insurance Company, Georgia Casualty & Surety Company, American Southern Insurance Company, American Safety Insurance Company, Association Casualty Insurance Company and Association Risk Management General Agency. He is the son-in-law of J. Mack Robinson and Harriett J. Robinson, both members of our board of directors.

     Robert S. Prather, Jr., age 59, has served as our President and Chief Operating Officer since September 2002. Prior to that, he served as our Executive Vice President — Acquisitions since 1996. He has served as one of our directors since 1993. He is a member of the Executive Committee of our board of directors. He has served as President and Chief Executive Officer and a director of Bull Run, one of our principal stockholders, since 1992. He serves as a director of Swiss Army Brands, Inc. and The Morgan Group, Inc. and serves on the Board of Trustees of the Georgia World Congress Center Authority.

     James C. Ryan, age 42, has served as our Senior Vice President and Chief Financial Officer since September 2002. Prior to that, he was our Vice President and Chief Financial Officer since October 1998. He was the Chief Financial Officer of Busse Broadcasting Corporation from 1987 until we acquired it in 1998.

     Robert A. Beizer, age 63, has served as our Vice President for Law and Development and Secretary since 1996. From June 1994 to February 1996 he was of counsel to Venable, Baetjer, Howard & Civiletti, a law firm, in its regulatory and legislative practice group. From 1990 to 1994, Mr. Beizer was a partner in the law firm of Sidley & Austin and was head of their communications practice group in Washington, D.C. He is a past president of the Federal Communications Bar Association and has served as a member of the American Bar Association House of Delegates.

     Thomas J. Stultz, age 51, has served as our Vice President and President of our Publishing Division since 1996. Prior to joining us, he served as Vice President of Multimedia Newspaper Company, a division of Multimedia, Inc. from 1988 to 1995, having responsibility for developing and coordinating Multimedia’s newspaper marketing initiatives and directly supervising several Multimedia daily and non-daily publications. Mr. Stultz has approximately 32 years of experience in the newspaper industry.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

     The Company’s common stock, no par value (the “Common Stock”), and its class A common stock, no par value (the “Class A Common Stock”), have been listed and traded on The New York Stock Exchange (the “NYSE”) since September 24, 1996 and June 30, 1995, respectively. On August 30, 2002, the Company changed its ticker symbols to “GTN” from “GCS.B” for its Common Stock and to “GTN.A” from “GCS” for its Class A Common Stock. Prior to September 16, 2002, the Common Stock was named class B common stock.

     The following table sets forth the high and low sale prices of the Common Stock and the Class A Common Stock as well as the cash dividend declared for the periods indicated. The high and low sales prices of the Common Stock and the Class A Common Stock are as reported by the NYSE.

	Common Stock			Class A Common Stock

			Cash Dividends			Cash Dividends
			Declared Per			Declared Per
	High	Low	Share	High	Low	Share

2002
First Quarter	$14.50	$10.24	$0.02	$16.16	$12.95	$0.02
Second Quarter	14.55	13.20	0.02	18.10	14.75	0.02
Third Quarter	13.35	10.75	0.02	18.15	13.10	0.02
Fourth Quarter	10.95	7.95	0.02	13.65	10.15	0.02
2001
First Quarter	$17.65	$14.50	$0.02	$19.04	$15.63	$0.02
Second Quarter	16.40	14.20	0.02	19.05	15.27	0.02
Third Quarter	15.45	13.10	0.02	18.79	15.20	0.02
Fourth Quarter	13.23	9.60	0.02	15.20	12.20	0.02

     As of March 17, 2003, the Company had 43,525,984 outstanding shares of Common Stock held by approximately 714 stockholders and 6,848,467 outstanding shares of Class A Common Stock held by approximately 846 stockholders. The number of stockholders includes stockholders of record and individual participants in security position listings as furnished to the Company pursuant to Rule 17Ad-8 under the Exchange Act.

     The Company has paid a dividend on its Common Stock since its initial offering in 1996 and on its Class A Common Stock since 1967. The Company’s Articles of Incorporation provide that each share of

Common Stock is entitled to one vote and each share of Class A Common Stock is entitled to 10 votes. The Articles of Incorporation require that the Common Stock and the Class A Common Stock receive dividends on a pari passu basis. There can be no assurance of the Company’s ability to continue to pay any dividends on either class of common stock.

     The senior credit facility and the Company’s 9 1/4% Notes due 2011 each contain covenants that restrict the ability of the Company to pay dividends on its capital stock. However, the Company does not believe that such covenants currently limit its ability to pay dividends at the recent quarterly rate of $0.02 per share. In addition to the foregoing, the declaration and payment of dividends on the Common Stock and the Class A Common Stock are subject to the discretion of the Board of Directors. Any future payments of dividends will depend on the earnings and financial position of the Company and such other factors as the Board of Directors deems relevant. See Note C. Long-term Debt accompanying the Company’s consolidated financial statements included elsewhere herein for further discussion of restrictions on the Company’s ability to pay dividends.

Equity Compensation Plan Information

     See “Item 12 — Security Ownership of Certain Beneficial Owners and Management — Equity Compensation Plan Information” for disclosure regarding the Company’s equity compensation plans.

Recent Sales of Unregistered Securities

     On April 22, 2002, the Company issued $40 million (4,000 shares) of redeemable and convertible preferred stock to a group of private investors. The preferred stock was designated as Series C Preferred Stock and has a liquidation value of $10,000 per share. The sale issuance of the Series C Preferred Stock was exempt from registration under the Securities Act of 1933, as amended (the “Act”), pursuant to Section 4(2) of the Act because it was a transaction by an issuer that did not involve a public offering.

     The Series C Preferred Stock is convertible into the Company’s Common Stock at a conversion price of $14.39 per share subject to certain adjustments. The Series C Preferred Stock will be redeemable at the Company’s option on or after April 22, 2007 and will be subject to mandatory redemption on April 22, 2012 at liquidation value. Dividends on the Series C Preferred Stock will accrue at 8% per annum until April 22, 2009 after which the dividend rate shall be 8.5% per annum. Dividends, when declared by the Company’s board of directors may be paid at the Company’s option in cash or additional shares of Series C Preferred Stock.

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

     Net cash proceeds approximated $30.6 million, after transaction fees and expenses and excluding the value of the Series A and Series B Preferred Stock exchanged into the Series C Preferred Stock. The Company used the net cash proceeds to repay outstanding borrowings of $13.5 million under the Company’s revolving credit facility and used the remaining net cash proceeds for other general corporate purposes.

Item 6. Selected Financial Data

     Set forth below is certain selected historical consolidated financial data of the Company. This information should be read in conjunction with the Company’s audited consolidated financial statements and related notes thereto appearing elsewhere herein and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,

	2002(1)	2001	2000	1999(2)	1998(3)

	(in thousands except per share data)
Statements of Operations Data
Revenues	$198,640	$156,343	$171,213	$143,953	$128,890
Operating income(4)	55,928	17,880	31,098	22,060	24,927
Extraordinary charge on extinguishment of debt, net of income tax benefit of $5,905	(10,933)	-0-	-0-	-0-	-0-
Cumulative effect of accounting change, net of income tax benefit of $8,873	(30,592)	-0-	-0-	-0-	-0-
Net income (loss)	(27,887)	(13,318)	(6,212)	(6,315)	41,659
Net income (loss) available to common stockholders	(34,317)	(13,934)	(9,384)	(7,325)	36,981
Net income (loss) available to common stockholders per common share(5):
Basic	(1.55)	(0.89)	(0.61)	(0.57)	3.10
Diluted	(1.53)	(0.89)	(0.61)	(0.57)	2.98
Cash dividends per common share(5)	0.08	0.08	0.08	0.08	0.06
Balance Sheet Data (at end of period):
Total assets	$1,296,724	$794,337	$636,772	$658,157	$468,974
Long-term debt (including current portion)	658,220	551,444	374,887	381,702	270,655
Redeemable serial preferred stock	39,190	-0-	-0-	-0-	-0-
Total stockholders’ equity	369,420	142,196	155,961	168,188	126,703

(1)	Reflects the acquisitions of Gray MidAmerica Television, completed October 25, 2002 and KOLO-TV, completed December 18, 2002, as of their respective acquisition dates. For further information concerning these acquisitions, see Part 1, Item 1. Business included elsewhere herein.

(2)	Reflects the operating results of the Texas Acquisitions, completed October 1, 1999 and the Goshen Acquisition, completed on March 1, 1999, as of their respective acquisition dates. For further information concerning these acquisitions, see Part 1, Item 1. Business included elsewhere herein.

(3)	Reflects the operating results of the Busse-WALB Transactions as of July 31, 1998, the closing date of the respective transactions. For further information concerning these acquisitions, see Part 1, Item 1. Business included elsewhere herein.

(4)	Operating income excludes gain on disposition of television stations of $72.6 million recognized for the exchange of WALB in 1998. Operating income also excludes charges relating to valuation adjustments of goodwill and other assets of $2.1 million for the year ended December 31, 1998.

(5)	On August 20, 1998, the Company’s Board of Directors declared a 50% stock dividend, payable on September 30, 1998, to stockholders of record of the Common Stock and Class A Common Stock on September 16, 1998. This stock dividend effected a three for two stock split. All applicable share and per share data have been adjusted to give effect to the stock split.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations of the Company

Introduction

     The following analysis of the financial condition and results of operations of Gray Television, Inc. (the “Company”) should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included elsewhere herein.

     On October 25, 2002 the Company completed its acquisition of Stations Holding Company, Inc. (“Stations Holding”) by acquiring all of Stations Holding’s outstanding capital stock in a merger transaction. Effective with the completion of the transaction, Stations Holding changed its name to Gray MidAmerica Television, Inc. (“Gray MidAmerica Television”). With this transaction the Company acquired 15 network affiliated television stations serving 13 television markets. On December 18, 2002 the Company completed its acquisition of the assets of KOLO-TV, the ABC affiliate serving Reno, Nevada.

     With these completed acquisitions, the Company owns 29 television stations serving 25 television markets. The stations include 15 CBS affiliates, seven NBC affiliates and seven ABC affiliates. The combined station group has 22 stations ranked #1 in local news audience and 22 stations ranked #1 in overall audience within their respective markets based on the results of the Nielsen Media Research (“Nielsen”) November 2002 ratings reports.

     The acquisitions of Gray MidAmerica Television and KOLO-TV have been accounted for under the purchase method of accounting. Under the purchase method of accounting, the results of operations of the acquired businesses are included in the accompanying consolidated financial statements as of their respective acquisition dates. The assets and liabilities of acquired businesses are included based on an allocation of the purchase price.

     See Note B of the Notes to the Company’s audited consolidated financial statements included elsewhere herein for more information concerning its acquisitions of Gray MidAmerica Television and KOLO-TV.

General

     The Company derives its revenues from its television broadcasting, publishing and paging operations. The operating revenues of the Company’s television stations are derived from broadcast advertising revenues and, to a much lesser extent, from compensation paid by the networks to the stations for broadcasting network programming. The operating revenues of the Company’s publishing operations are derived from advertising, circulation and classified revenue. Paging revenue is derived primarily from the leasing and sale of pagers. Certain information concerning the relative contributions of the Company’s television broadcasting, publishing and paging operations is provided in Note K Information on Business Segments of the Notes to the Company’s audited consolidated financial statements included elsewhere herein.

     In the Company’s broadcasting operations, broadcast advertising is sold for placement either preceding or following a television station’s network programming and within local and syndicated programming. Broadcast advertising is sold in time increments and is priced primarily on the basis of a program’s popularity among the specific audience an advertiser desires to reach, as measured by Nielsen. In addition, broadcast advertising rates are affected by the number of advertisers competing for the available time, the size and demographic makeup of the market served by the station and the availability of alternative advertising media in the market area. Broadcast advertising rates are the highest during the most desirable viewing hours, with corresponding reductions during other hours. The ratings of a local station affiliated with a major network can be affected by ratings of network programming.

     Most broadcast advertising contracts are short-term, and generally run only for a few weeks. Approximately 66% of the net revenues of the Company’s television stations for the year ended December 31, 2002, were generated from local advertising (including political advertising revenues), which is sold primarily by a station’s sales staff directly to local accounts, and the remainder represented primarily by national advertising, which is sold by a station’s national advertising sales representative. The stations generally pay commissions to advertising agencies on local, regional and national advertising and the stations also pay commissions to the national sales representative on national advertising.

     Broadcast advertising revenues are generally highest in the second and fourth quarters each year, due in part to increases in consumer advertising in the spring and retail advertising in the period leading up to and including the holiday season. In addition, broadcast advertising revenues are generally higher during even numbered years due to spending by political candidates, which spending typically is heaviest during the fourth quarter.

     The Company’s publishing operations’ advertising contracts are generally entered into annually and provide for a commitment as to the volume of advertising to be purchased by an advertiser during the year. The publishing operations’ advertising revenues are primarily generated from local advertising. As with the broadcasting operations, the publishing operations’ revenues are generally highest in the second and fourth quarters of each year.

     The Company’s paging subscribers either own pagers, thereby paying solely for the use of the Company’s paging services, or lease pagers, thereby paying a periodic charge for both the pagers and the paging services. The terms of the lease contracts are month-to-month, three months, six months or twelve months in duration. Paging revenues are generally equally distributed throughout the year.

     The broadcasting operations’ primary operating expenses are employee compensation, related benefits and programming costs. The publishing operations’ primary operating expenses are employee compensation, related benefits and newsprint costs. The paging operations’ primary operating expenses are employee compensation and other communications costs. In addition, the broadcasting, publishing and paging operations incur overhead expenses, such as maintenance, supplies, insurance, rent and utilities. A large portion of the operating expenses of the broadcasting, publishing and paging operations is fixed, although the Company has experienced significant variability in its newsprint costs in recent years.

Broadcasting, Publishing and Paging Revenues

     Set forth below are the principal types of broadcasting, publishing and paging revenues earned by the Company’s broadcasting, publishing and paging operations for the periods indicated and the percentage contribution of each of the Company’s total broadcasting, publishing and paging revenues, respectively (dollars in thousands):

	Year Ended December 31,

	2002		2001		2000

	Amount	%	Amount	%	Amount	%

Broadcasting
Net Revenues:
Local	$79,631	40.1%	$63,012	40.3%	$65,152	38.1%
National	39,288	19.8%	31,164	19.9%	31,043	18.1%
Network compensation	6,422	3.2%	6,902	4.4%	8,311	4.9%
Political	16,612	8.4%	287	0.2%	9,021	5.3%
Production and other	4,761	2.4%	5,065	3.3%	7,113	4.1%

	$146,714	73.9%	$106,430	68.1%	$120,640	70.5%

Publishing
Revenues:
Retail	$21,953	11.1%	$20,132	12.9%	$19,569	11.4%
Classifieds	12,590	6.3%	12,396	7.9%	13,031	7.6%
Circulation	8,083	4.1%	7,730	4.9%	7,659	4.5%
Other	1,031	0.5%	931	0.6%	1,240	0.7%

	$43,657	22.0%	$41,189	26.3%	$41,499	24.2%

Paging
Revenues:
Paging lease, sales and service	$8,269	4.1%	$8,724	5.6%	$9,074	5.3%

Total	$198,640	100.0%	$156,343	100.0%	$171,213	100.0%

Year Ended December 31, 2002 to Year Ended December 31, 2001

     Revenues. Total revenues for the year ended December 31, 2002 increased 27% to $198.6 million as compared to the same period of the prior year.

•	Broadcasting revenues increased 37.9% to $146.7 million. From the respective dates of acquisition, the Company earned $25.0 million of net revenue from Gray MidAmerica Television and $367,000 from KOLO-TV. The increase in broadcast revenues also reflects, in part, the cyclical increase in political advertising revenue. With respect to the Company’s television stations that were owned for the entire year of 2002, the Company had revenues from political advertising of $13.2 million compared to $287,000 during 2001. With respect to the Company’s television stations which were owned for the entire year of 2002 local and national commercial time sales revenues, excluding political revenues, increased 4% and 5%, respectively. Network compensation declined reflecting the ongoing phase out of network compensation at certain of our television stations.

•	Publishing revenues increased 6% to $43.7 million. Retail advertising and circulation revenues for the publishing segment increased 9% and 5%, respectively, while classified advertising increased 2%. The increased retail and classified advertising revenue is attributable to a general increase in advertising placement by customers. The increased circulation revenue is attributable to increased pricing. All four of the Company’s newspapers generated increased revenues in 2002 as compared to 2001. The Company’s two newspapers that are located in eastern suburban Atlanta, The Gwinnett Daily Post and the Rockdale Citizen, generated the largest increases.

•	Paging revenue decreased 5% to $8.3 million. The decline reflected, in part, increasing competition for subscribers from alternate service providers including cellular telephone providers. The Company had approximately 66,000 pagers and 75,000 pagers in service at December 31, 2002 and 2001, respectively.

     Operating expenses. Operating expenses for the year ended December 31, 2002 increased 3% to $142.7 million. The increase resulted primarily from increases in broadcasting expenses and corporate overhead. These increases were partially offset by decreases in publishing expenses, paging expenses, depreciation expense and amortization expense.

•	Broadcast operating expenses for all stations, excluding depreciation and amortization increased 24% to $82.0 million. From the respective dates of acquisition during the fourth quarter of 2002, the Company incurred operating expenses, excluding depreciation and amortization, of $13.0 million for Gray MidAmerica Television and $203,000 for KOLO-TV. With respect to the Company’s television stations which were owned for the entire year of 2002, broadcast operating expenses, excluding depreciation and amortization increased 4%, or $2.5 million, to $68.8 million from $66.2 million primarily reflecting, in part, approximately $2.0 million of certain incentive compensation and approximately $1.0 million of national sales representatives commissions earned on political time sales during 2002. These expense increases were partially offset by savings from cost control measures taken during 2002.

•	Publishing expenses for the year ended December 31, 2002 decreased 1% to $31.6 million. Aggregate non-newsprint operating costs increased $488,000 as compared with 2001. Newsprint costs decreased approximately $820,000 due to lower newsprint prices.

•	Paging expenses decreased 1% to $5.8 million due primarily to decreased employee compensation costs and decreased repairs and maintenance costs.

•	Corporate and administrative expenses increased 55%, or $2.0 million to $5.6 million. This increase reflects, in part, approximately $660,000 of costs in 2002 directly attributable to the operations of Gray MidAmerica Television and approximately $850,000 of other payroll and incentive compensation costs incurred in 2002 of which approximately $350,000 is not anticipated to recur in 2003.

•	Depreciation of property and equipment decreased 6% to $15.6 million. This decrease can be attributed to certain assets becoming fully depreciated that were acquired in prior acquisitions.

•	Amortization of intangible assets decreased 85% to $2.2 million. Effective January 1, 2002, the Company implemented the Statement of Financial Accounting Standards No. 141, “Business Combinations”, and No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Under these new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but will be subject to annual impairment tests in accordance with these standards. Amortization expense of $13.8 million was recorded in the year ended December 31, 2001 for goodwill and other intangibles that are no longer being amortized in the year ended December 31, 2002.

     Appreciation (depreciation) in value of derivatives, net. The Company records changes in market value of the interest rate swap agreement as income or expense. Accordingly, the Company recognized income of $1.6 million in the year ended December 31, 2002 and recognized depreciation expense of $1.6 million for the year ended December 31, 2001. In the prior year, depreciation was experienced primarily due to decreasing market interest rates. In the current year, market interest rates have remained low however as interest payments on the swap agreement were made the remaining estimated liability decreased.

     Miscellaneous income (expense), net. Miscellaneous income (expense), net was an expense of $396,000 for the year ended December 31, 2002, as compared to income of $194,000 for the year ended December 31, 2001. The change in miscellaneous income (expense) was due primarily to the write off of certain investments of $420,000 in 2002.

     Interest expense. Interest expense remained consistent with that of the prior year at approximately $35.7 million due to the net effect of two factors. Interest expense decreased due to lower interest rates. However, additional principal outstanding that resulted from the acquisition of Gray MidAmerica Television offset this decrease. The weighted average interest rate on the Company’s senior credit facility for the years ended December 31, 2002 and 2001 was 4.95% and 7.03%, respectively. The Company incurred approximately $275.0 million in additional indebtedness as a result of the acquisition completed in the fourth quarter of 2002.

     Income tax expense (benefit). An income tax expense of $7.8 million was recorded for the year ended December 31, 2002, as compared to an income tax benefit of $6.0 million for the year ended December 31, 2001. The recording of the expense in the current year as compared to the benefit in the prior year was attributable to having income in the current period as compared to a loss in the prior period. The Company also experienced a higher effective income tax rate that was due primarily to the differences in the operating results and the state income tax rates in the states in which those prior year losses were generated.

     Extraordinary charge on extinguishment of debt, net of income tax benefit. On December 21, 2001, the Company completed its sale of $180 million aggregate principal amount of its 91/4% Senior Subordinated Notes due 2011. On this same date, the Company instructed the trustee for its 10?% Senior Subordinated Notes due 2006 (the “10?% Notes”) to commence the redemption in full of the 10?% Notes. The net proceeds from the sale of the 91/4% Senior Subordinated Notes due 2011 was used for the redemption of the 10?% Notes. The redemption was completed on January 22, 2002 and all obligations associated with the 10?% Notes were extinguished on that date. The Company recorded an extraordinary charge of approximately $11.3 million ($7.3 million after income tax) in the first quarter of 2002 in connection with this early extinguishment of debt.

     In the fourth quarter of 2002, the Company amended its senior credit facility as part of the financing arrangements for the acquisition of Gray MidAmerica Television. As a result of this amendment, the Company recorded an extraordinary charge of approximately $5.6 million ($3.6 million after income tax).

     Cumulative effect of accounting change, net of income tax benefit. On January 1, 2002, the Company adopted SFAS 142, which requires companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life. Instead, SFAS 142 requires that goodwill and intangible assets deemed to have an indefinite useful life be reviewed for impairment upon adoption of SFAS 142 and annually thereafter. Under SFAS 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. As of January 1, 2002, the Company performed the first of the required impairment tests of goodwill and indefinite lived intangible assets. As a result of the required impairment test, in the quarter ended March 31, 2002, the Company recognized a non-cash impairment of goodwill and other intangible assets of $39.5 million ($30.6 million net of income taxes). Such charge is reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations. In calculating the impairment charge, the fair value of the reporting units underlying the segments were estimated using a discounted cash flow methodology.

     Preferred dividends and preferred dividends associated with exchange of preferred stock. On April 22, 2002, the Company issued $40 million (4,000 shares) of a redeemable and convertible preferred stock to a group of private investors and designated it as Series C Preferred Stock. As part of the transaction, holders of the Company’s Series A and Series B Preferred Stock exchanged all of the outstanding shares of each respective series, an aggregate fair value of approximately $8.6 million, for an equal number of shares of the Series C Preferred Stock. In connection with such exchange, the Company recorded a non-cash constructive dividend of $4.0 million during the year ended December 31, 2002. Preferred dividends increased to $2.5 million for the year ended December 31, 2002 as compared to $616,346 for the year ended December 31, 2001. The increase was due to the additional outstanding preferred stock in the current year.

     Net loss available to common stockholders. Net loss available to common stockholders of the Company for the year ended December 31, 2002 and 2001 was $34.3 million and $13.9 million, respectively.

Year Ended December 31, 2001 to Year Ended December 31, 2000

     Revenues. Total revenues for the year ended December 31, 2001 decreased $14.9 million, or 9%, over the prior year, to $156.3 million from $171.2 million. The operating results for the year ended December 31, 2001 when compared to the year ended December 31, 2000 reflect a general economic slowdown, the cyclical decline in broadcast political revenue and the economic effects of the September 11, 2001 terrorist acts on the Company’s broadcast revenues, as discussed below. The majority of the revenue decline occurred in the Company’s broadcast operations.

     Broadcasting revenues decreased $14.2 million, or 11.8%, over the prior year, to $106.4 million from $120.6 million. The decline in broadcast revenues reflects, in part, the cyclical decline in political revenue. For the year 2001, the Company had revenues from political advertising of only $287,000 compared to $9.0 million for the year ended 2000. The decline in broadcast revenues also reflected a generally soft advertising market at each of the Company’s television stations during 2001. For the year ended 2001 compared to 2000, local sales revenues declined 3%, or $2.1 million, to $63.0 million from $65.1 million. National revenues increased 0.4%, or $121,000 to $31.2 million from $31.0 million for the year ended 2001 compared to the year ended 2000. The Company believes that its share of the television advertising expenditures earned in each of its markets remained relatively consistent between the years ended 2001 and 2000. In addition, the Company estimates its Broadcast revenue loss attributable to the multi-day continuous commercial free coverage of the September 11, 2001 terrorist acts and the cancellation of certain broadcasting advertising contracts resulting from the attacks totaled $1.0 million. The revenue losses resulting from the terrorist attacks were isolated to the third quarter of 2001. Furthermore, network compensation declined approximately $1.4 million for the year ended December 31, 2001 compared to the year ended December 31, 2000, primarily reflecting the terms of the renewed CBS affiliation agreements for the Company’s three stations in Texas.

     Publishing revenues decreased $310,000, or 1%, over the same period of the prior year, to $41.2 million from $41.5 million. Revenue declines were recorded at all of the Company’s newspapers except The Gwinnett Daily Post, located in eastern suburban Atlanta. Revenues for that paper increased approximately 5%. The overall Publishing segment’s decline in revenues reflected a relatively soft advertising market in each paper’s local service area. Aggregate classified advertising revenues decreased 5% while aggregate retail advertising increased 3% and aggregate circulation revenues increased 1%. The increase in retail advertising reflects the continuing growth of both The Gwinnett Daily Post, which recorded a 11% increase and the Rockdale Citizen which recorded a 10% increase for the year ended 2001 as compared to the same period of 2000.

     Paging revenue decreased $350,000, or 4%, over the same period of the prior year, to $8.7 million from $9.1 million. The decline reflected, in part, increasing competition for subscribers from alternate service providers including cellular phone providers. The Company had approximately 75,000 pagers and 90,000 pagers in service at December 31, 2001 and 2000, respectively.

     Operating expenses. Operating expenses for the year ended December 31, 2001 decreased $1.7 million, or 1%, over the prior year, to $138.5 million from $140.1 million. The decrease resulted primarily from the Company’s focus on cost control in the current year.

     Broadcasting expenses decreased $1.5 million or 2%, over the year ended December 31, 2001, to $66.2 million from $67.8 million. This focus on cost control generated decreases in broadcast payroll expense of $833,000 and decreased other broadcast expense of $941,000.

     Publishing expenses for the year ended December 31, 2001 increased $507,000, or 2%, from the same period of the prior year, to $31.9 million from $31.4 million. The increase was primarily attributable to increased newsprint costs approximating $500,000 for the year ended 2001 as compared to the year ended 2000.

     Paging expenses decreased $259,000, or 4%, over the same period of the prior year, to $5.9 million from $6.1 million. The decrease in paging expenses reflected an expense reduction plan instituted by the Company in the prior year.

     Corporate and administrative expenses remained consistent with that of the prior year at $3.6 million.

     Depreciation of property and equipment and amortization of intangible assets was $30.8 million for the year ended December 31, 2001, as compared to $31.2 million for the prior year, a decrease of $383,000, or 1%.

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

     Miscellaneous income (expense), net. Miscellaneous income decreased $587,000, or 75%, to $194,000 for the year ended December 31, 2001 from $781,000 for the year ended December 31, 2000. The change in miscellaneous income (expense) was due primarily to the gain of $522,000 recognized upon the sale of a real estate investment in December 2000.

     Interest expense. Interest expense decreased $4.2 million, or 10%, to $35.8 million for the year ended December 31, 2001 from $40.0 million for the year ended December 31, 2000. The decrease was due primarily to lower interest rates.

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

     Preferred Dividends. Preferred dividends decreased $396,000, or 39%, to $616,000 for the year ended December 31, 2001 from $1.0 million for the year ended December 31, 2000. The decrease was due to fewer weighted average shares outstanding in 2000 as compared to 2001. The Company redeemed a portion of its preferred stock in 2000.

     Preferred dividends associated with the redemption of preferred stock. Preferred dividends associated with the redemption of preferred stock was $2.2 million for the year ended December 31, 2000. The dividend was recorded in association with a partial redemption of preferred stock in 2000. No such redemption occurred in 2001.

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

	December 31,

	2002	2001

Cash and cash equivalents	$12,915	$558
Restricted cash for redemption of long-term debt	-0-	168,558
Long-term debt including current portion	658,220	551,444
Redeemable serial preferred stock	39,190	-0-
Serial preferred stock	-0-	4,637
Available credit under senior credit agreement	75,000	32,500

     The Company and its subsidiaries file a consolidated federal income tax return and such state or local tax returns as are required. Although the Company may earn taxable operating income, as of December 31, 2002 the Company anticipates that through the use of its available loss carryforwards it will not pay significant amounts of federal or state income taxes in the next several years.

     Management believes that current cash balances, cash flows from operations and available funds under its senior revolving credit facility will be adequate to provide for the Company’s capital expenditures, debt service, cash dividends and working capital requirements for the forseeable future.

     Management does not believe that inflation in past years has had a significant impact on the Company’s results of operations nor is inflation expected to have a significant effect upon the Company’s business in the near future.

2002 Acquisitions

     On October 25, 2002, the Company completed its acquisition of Stations Holding Company, Inc. Effective with the completion of the transaction, Stations Holding Company, Inc. changed its name to Gray MidAmerica Television, Inc. (Gray MidAmerica Television”). The Company paid approximately $515.7 million in aggregate cash consideration for Gray MidAmerica Television. This amount included a base purchase price of $502.5 million plus certain net working capital adjustments of approximately $5.7 million and fees of $7.5 million associated with the transaction. The Company funded the acquisition and related fees and expenses by issuing 30,000,000 shares of Gray Common Stock (GTN) to the public for net proceeds of $232.7 million, issuing additional debt totaling $275.0 million and cash on hand.

     The Company completed the acquisition of KOLO-TV on December 18, 2002. The Company paid approximately $41.8 million in cash consideration for KOLO-TV. This purchase price included a base purchase price of $41.5 million and related fees of approximately $325,000. The Company financed this transaction by utilizing cash on hand and net proceeds of $34.9 million from the issuance of an additional 4,500,000 shares of Gray Common Stock (GTN).

     For advisory services rendered by Bull Run in connection with the merger, the Company paid to Bull Run an advisory fee of $5.0 million. This amount is included in the fees described above. The Company does not intend to compensate Bull Run for any such advisory or similar services in the future.

Issuance of Additional Senior Subordinated Notes

     On September 16, 2002, Gray completed the sale of $100 million principal amount of senior subordinated notes with a coupon of 9 1/4%. The notes were issued at par. These notes are in addition to the $180 million principal amount of Gray’s 9 1/4% Senior Subordinated Notes due 2011 that were issued on December 21, 2001. The additional $100 million of senior subordinated notes were issued under the same indenture and have the same terms as the original issuance. They form a single series with Gray’s existing notes. The notes were offered pursuant to Gray’s existing effective shelf registration statement. Gray used the net proceeds of this offering primarily to repay $100 million of borrowings under its amended senior credit facility, without a corresponding reduction in the credit commitment under the facility. The Company incurred approximately $3.4 million in underwriting costs and other fees associated with the issuance of the additional $100 million of senior subordinated notes. The Company recorded an extraordinary charge of approximately $11.3 million (approximately $7.3 million after income tax) in the first quarter of 2002 in connection with this early extinguishment of debt.

Amendment of Senior Credit Facility

     In connection with the acquisition Gray MidAmerica Television, the Company entered into an amended senior credit facility on October 25, 2002 with a group of lenders. The primary modifications to the loan agreement effected by the amendment were an increase in committed available credit and a decrease in interest rates. Under the amended loan agreement, committed available credit increased from $250.0 million to $450.0 million. Prior to the amendment, the loan agreement consisted of a $50.0 million revolving facility and a $200.0 million term facility. With the amendment, the revolving facility was increased to $75.0 million and the term facility was increased to $375.0 million. The Company recorded an extraordinary charge of approximately $5.6 million (approximately $3.6 million after income tax) in the fourth quarter of 2002 in connection with this early extinguishment of debt.

     At December 31, 2002, the balance outstanding and the balance available for borrowing under the Company’s amended senior credit facility were $375.0 million and $75.0 million, respectively, and the effective interest rate on the balance outstanding was 4.4%.

     At December 31, 2001, the balance outstanding and the balance available under the Company’s amended senior credit facility were $217.5 million and $32.5 million, respectively, and the effective interest rate on the balance outstanding was 5.8%.

     In connection with the amendment to the senior credit facility, Gray incurred approximately $5.6 million in additional financing costs. These financing costs were funded through borrowings under the amended senior credit facility.

Issuance of 34,500,000 Shares of Additional Gray Common Stock

     On October 22, 2002, the Company issued and sold an additional 30,000,000 shares of Gray Common Stock to the public for gross proceeds of $247.5 million. The Company incurred an underwriting fee of $14.9 million and additional costs of approximately $1.0 million in connection with the offering. The net proceeds of the offering were used as a portion of the financing needed to complete the acquisition of Gray MidAmerica Television.

     On November 15, 2002, the underwriters for the Company’s follow-on offering of Gray Common Stock, which took place on October 22, 2002, exercised their right to purchase an additional 4,500,000 shares of Gray Common Stock at a price of $8.25 per share, before underwriting discounts, to cover over-allotments (the “Greenshoe”). The Company incurred an underwriting fee of $2.2 million in connection with the offering. Net proceeds to Gray approximated $34.9 million after underwriting discounts. The net proceeds of the offering were used as a portion of the financing needed to complete the acquisition of KOLO-TV.

Issuance of Series C Preferred Stock

     On April 22, 2002, the Company issued $40 million (4,000 shares) of redeemable and convertible preferred stock to a group of private investors. The preferred stock was designated as Series C Preferred Stock and has a liquidation value of $10,000 per share.

     The Series C Preferred Stock is convertible into the Company’s Common Stock at a conversion price of $14.39 per share subject to certain adjustments. The Series C Preferred Stock will be redeemable at the Company’s option on or after April 22, 2007 and will be subject to mandatory redemption on April 22, 2012 at liquidation value. Dividends on the Series C Preferred Stock will accrue at 8% per annum until April 22, 2009 after which the dividend rate shall be 8.5% per annum. Dividends, when declared by the Company’s board of directors may be paid at the Company’s option in cash or additional shares of Series C Preferred Stock.

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

     Net cash proceeds approximated $30.6 million, after transaction fees and expenses and excluding the value of the Series A and Series B Preferred Stock exchanged into the Series C Preferred Stock. The Company used the net cash proceeds to repay outstanding borrowings of $13.5 million under the Company’s revolving credit facility and used the remaining net cash proceeds for other general corporate purposes.

Digital Television Conversion

     The Company is currently broadcasting a digital signal at 13 of its 29 stations. The Company currently intends to have all such required installations completed as soon as practicable. The Federal Communications Commission (the “FCC”) required that all commercial stations be operational by May of 2002. As necessary, the Company has requested and received approval from the FCC to extend the May 2002 deadline by varying periods of time for all of the Company’s remaining stations that are not currently broadcasting in digital. Given the Company’s good faith efforts to comply with the existing deadline and the facts specific to each extension request, the Company believes the FCC will grant any further deadline extension requests that become necessary.

     The Company currently anticipates an additional $12.0 million and $10.5 million of cash payments for equipment and services to be paid in 2003 and 2004, respectively.

     For the full year of 2003, the Company currently anticipates that the aggregate cash payments with respect to capital expenditures, including digital television broadcast systems, will range between $15 million and $16 million.

Internal Revenue Service Audit

     In October 2001, the Company received a notice of deficiency from the Internal Revenue Service (the “IRS”) with respect to its 1996 and 1998 federal income tax returns. The notice of deficiency alleges that the Company recognized a significant amount of taxable gain from the sale of certain assets in 1996 in connection with a business acquisition from First American Media, Inc. The notice of deficiency also alleges that the Company’s 1996 acquisition of certain assets from First American Media, Inc. should be characterized for tax purposes as an acquisition of stock. If both of these claims were successful, the Company would owe approximately $12.1 million of additional federal income tax with respect to its 1996 and 1998 taxable years, plus related interest and penalties and, the tax basis of the acquired assets would be significantly reduced. On January 18, 2002, the Company filed a petition to contest the matter in the United States Tax Court.

     On February 19, 2003 the IRS and the Company filed a stipulation with the Tax Court acknowledging that the IRS has withdrawn its claim relating to the taxable gain alleged to have been recognized by the Company from the sale of certain assets in 1996. This withdrawn claim accounted for virtually all of the $12.1 million tax liability in dispute before the Tax Court.

     The remaining matter pending before the Tax Court is the IRS assertion that the Company’s purchase of certain assets from First American Media, Inc. in 1996 should be treated as a purchase of stock. If successful, the tax basis of such assets acquired in 1996 would be reduced by approximately $166 million and the reduction in tax basis would significantly reduce the Company’s tax deductions for depreciation and amortization with respect to the acquired assets. Nevertheless, because of the Company’s available federal net operating losses, the Company would not owe any additional cash income tax payments for the tax years ending at least through December 31, 2002 in the event of an adverse ruling from the Tax Court. The Company believes it has a meritorious position with respect to this issue and intends to defend the IRS claim vigorously. However, the Company cannot be certain when, and if, this matter will be resolved in its favor, and if it is not, the Company might incur additional cash taxes in future years.

Commitments

     The Company has future minimum annual commitments under bank and other debt agreements, noncancelable operating leases, various television film exhibition rights and for digital television (“DTV”) equipment. Future minimum payments under bank and other debt agreements, operating leases with initial or remaining noncancelable lease terms in excess of one year, obligations under film exhibition rights for which the license period had not yet commenced and commitments for DTV equipment that had been ordered but not yet been received are as follows (in thousands):

	Bank and Other	DTV
Year	Debt Agreements	Equipment	Lease	Film	Total

2003	$887	$3,088	$1,761	$6,745	$12,481
2004	678	4,676	1,993	9,997	17,344
2005	501	-0-	1,647	6,336	8,484
2006	268	-0-	1,027	1,671	2,966
2007	233	-0-	634	472	1,339
Thereafter	655,653	-0-	6,644	16	662,313

	$658,220	$7,764	$13,706	$25,237	$704,927

     The DTV Equipment, Lease and Film amounts in the table above are estimates of commitments that are in addition to liabilities accrued for on the Company’s balance sheet as of December 31, 2002.

     Through a partnership agreement with Host Communications, Inc. (“Host”), a wholly owned subsidiary of Bull Run, the Company has also acquired certain collegiate broadcast rights for sporting events through a five-year marketing agreement that commenced April 1, 2000. The Company’s annual obligation will be determined, in part, by the number of events broadcast under the agreement; however, the Company’s obligation will not exceed $2.2 million annually. For each of the years ended December 31, 2002 and 2001, the Company paid Host approximately $125,000 under the agreement. The Company received approximately $336,000 under this same rights sharing agreement in the year ended December 31, 2000.

Certain relationships

     J. Mack Robinson, Chairman, Chief Executive Officer and a director of Gray, is Chairman of the Board of Bull Run Corporation, a principal stockholder, and a beneficial owner of Bull Run’s common stock. Robert S. Prather, Jr., President, Chief Operating Officer and a director of Gray, is President, Chief Executive Officer and a director of Bull Run and a beneficial owner Bull Run’s common stock. Hilton H. Howell, Jr., Vice Chairman and a director of Gray, is Vice President, Secretary and a director of Bull Run.

     J. Mack Robinson, Chairman, Chief Executive Officer and a director of Gray and certain of his affiliates are the holders of approximately $8.6 million liquidation value of Gray’s currently outstanding Series C Preferred Stock.

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

Intangible Assets

     In June 2001, the FASB issued Statements of Financial Accounting Standards No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). These standards change the accounting for business combinations by, among other things, prohibiting the prospective use of pooling-of-interests accounting and requiring companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life. Instead, goodwill and intangible assets deemed to have an indefinite useful life are subject to an annual review for impairment. The new standards were effective for the Company on January 1, 2002. Upon adoption of SFAS 142, the Company recorded a one-time, non-cash charge of approximately $39.5 million ($30.6 million after income taxes) to reduce the carrying value of its goodwill and broadcast licenses. Such charge is reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations for the year ended December 31, 2002. For additional discussion on the impact of adopting SFAS 142, see Note J of the notes to the Company’s consolidated financial statement included herein.

Income Taxes

     The Company has deferred tax assets related to (a) approximately $191 million in federal operating loss carryforwards which expire during the years 2012 through 2022 and (b) a portion of approximately $173 million of various state operating loss carryforwards. Recoverability of these deferred tax assets requires at least in part, generation of sufficient taxable income prior to expiration of the loss carryforwards. The calculation of the Company’s deferred tax assets and deferred tax liabilities are based, in part, upon certain assumptions and estimations by the Company’s management.

Cautionary Statements for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act

     This annual report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this annual report, the words “believes,” “expects,” “anticipates,” “estimates” and similar words and expressions are generally intended to identify forward-looking statements. Statements that describe the Company’s future strategic plans, goals, or objectives are also forward-looking statements. Readers of this annual report are cautioned that any forward-looking statements, including those regarding the intent, belief or current expectations of the Company or management, are not guarantees of future performance, results or events and involve risks and uncertainties, and that actual results and events may differ materially from those in the forward-looking statements as a result of various factors including, but not limited to, (i) general economic conditions in the markets in which the Company operates, (ii) competitive pressures in the markets in which the Company operates, (iii) the effect of future legislation or regulatory changes on the Company’s operations, (iv) high debt levels, (v) certain other risks relating to our business, including, among others, our dependence on advertising revenues, our need to acquire non-networking television programming, the impact of a loss of any of our FCC broadcast licenses, increased competition and capital costs relating to digital advanced television, pending litigation, our significant level of intangible assets, any potential write downs with respect to our intangible assets that may be required as a result of new accounting standards, and our ability to identify and integrate acquisitions successfully or on commercially acceptable terms, (vi) other factors described from time to time in the Company’s filings with the Securities and Exchange Commission. The forward-looking statements included in this annual report are made only as of the date hereof. The Company undertakes no obligation to update such forward-looking statements to reflect subsequent events or circumstances.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     Based on the Company’s floating rate debt outstanding at December 31, 2002, a 100 basis point increase in market interest rates would increase the Company’s interest expense and decrease the Company’s income before income taxes for the year by approximately $3.8 million.

     The fair market value of long-term fixed interest rate debt is also subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of the Company’s total long-term fixed rate debt at December 31, 2002 was approximately $306.7 million, which was approximately $23.5 million more than its carrying value. A hypothetical 100 basis point decrease in the prevailing interest rates at December 31, 2002 would result in an increase in fair value of total long-term debt by approximately $10.3 million. Fair market values are determined from quoted market prices where available or based on estimates made by investment bankers.

REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Stockholders of
Gray Television, Inc.

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Gray Television, Inc. and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Atlanta, Georgia
February 4, 2003

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
Gray Television, Inc.

     We have audited the accompanying consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2000 of Gray Television, Inc. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Gray Television, Inc. for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

Ernst & Young LLP

Atlanta, Georgia
January 29, 2001

GRAY TELEVISION, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,

	2002	2001

Assets
Current assets:
Cash and cash equivalents	$12,915	$558
Restricted cash for redemption of long-term debt	-0-	168,558
Trade accounts receivable, less allowance for doubtful accounts of $1,339 and $743, respectively	54,770	29,722
Inventories	1,178	763
Current portion of program broadcast rights, net	8,082	3,809
Other current assets	1,925	1,294

Total current assets	78,870	204,704

Property and equipment:
Land	16,758	4,905
Buildings and improvements	32,767	16,905
Equipment	164,834	113,019

	214,359	134,829
Allowance for depreciation	(86,127)	(71,412)

	128,232	63,417
Deferred loan costs, net	13,756	14,305
Broadcast licenses	878,631	424,385
Goodwill	173,341	72,025
Other intangible assets, net	8,900	901
Other	14,994	14,600

	$1,296,724	$794,337

GRAY TELEVISION, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands)

	December 31,

	2002	2001

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$6,044	$7,633
Employee compensation and benefits	13,454	6,003
Accrued interest	1,119	7,873
Other accrued expenses	3,276	1,588
Current portion of program broadcast obligations	9,472	3,656
Acquisition related liabilities	8,051	-0-
Deferred revenue	3,791	2,783
Unrealized loss on derivatives	-0-	1,581
Current portion of long-term debt	887	155,262

Total current liabilities	46,094	186,379
Long-term debt, less current portion	657,333	396,182
Program broadcast obligations, less current portion	1,126	619
Deferred income taxes	174,765	66,791
Other	8,796	2,170

	888,114	652,141

Commitments and contingencies
Redeemable Serial Preferred Stock, no par value; cumulative; convertible; designated 5 shares, issued and outstanding 4 shares ($40,000 aggregate liquidation value)	39,190	-0-
Stockholders’ equity:
Serial Preferred Stock, no par value; authorized 20,000 shares; undesignated 19,995 shares issued and outstanding 9 shares ($8,606 aggregate liquidation value)	-0-	4,637
Common Stock, no par value; authorized 50,000 and 15,000 shares, respectively; issued 43,436 and 8,792 shares, respectively	385,762	117,635
Class A Common Stock, no par value; authorized 15,000 shares; issued 7,962 shares, respectively	20,173	20,173
Retained earnings (deficit)	(28,176)	8,090

	377,759	150,535
Treasury Stock at cost, Class A Common, 1,113 shares, respectively	(8,339)	(8,339)

	369,420	142,196

	$1,296,724	$794,337

See accompanying notes.

GRAY TELEVISION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except for per share data)

	Year Ended December 31,

	2002	2001	2000

Operating revenues:
Broadcasting (less agency commissions)	$146,714	$106,430	$120,640
Publishing	43,657	41,189	41,499
Paging	8,269	8,725	9,074

	198,640	156,344	171,213

Expenses:
Broadcasting	81,996	66,233	67,770
Publishing	31,583	31,915	31,408
Paging	5,798	5,877	6,136
Corporate and administrative	5,607	3,615	3,594
Depreciation	15,564	16,512	16,889
Amortization of intangible assets	2,164	14,312	14,318

	142,712	138,464	140,115

Operating income	55,928	17,880	31,098
Appreciation (depreciation) in value of derivatives, net	1,581	(1,581)	-0-
Miscellaneous income (expense), net	(396)	194	781
Interest expense	35,674	35,783	39,957

Income (loss) before income taxes, extraordinary charge and cumulative effect of accounting change	21,439	(19,290)	(8,078)
Federal and state income tax expense (benefit)	7,801	(5,972)	(1,866)

Net income (loss) before extraordinary charge and cumulative effect of accounting change	13,638	(13,318)	(6,212)
Extraordinary charge on extinguishment of debt, net of income tax benefit of $5,905	(10,933)	-0-	-0-

Net income (loss) before and cumulative effect of accounting change	2,705	(13,318)	(6,212)
Cumulative effect of accounting change, net of income tax benefit of $8,873	(30,592)	-0-	-0-

Net loss	(27,887)	(13,318)	(6,212)
Preferred dividends (includes $58 accretion of issuance cost for 2002)	2,461	616	1,012
Preferred dividends associated with the redemption of preferred stock	3,969	-0-	2,160

Net loss available to common stockholders	$(34,317)	$(13,934)	$(9,384)

Basic per share information:
Net income (loss) before extraordinary charge and cumulative effect of accounting change available to common stockholders	$0.32	$(0.89)	$(0.61)
Extraordinary charge on extinguishment of debt, net of income taxes	(0.49)	-0-	-0-
Cumulative effect of accounting change, net of income taxes	(1.38)	-0-	-0-

Net income (loss) available to common stockholders	$(1.55)	$(0.89)	$(0.61)

Weighted average shares outstanding	22,127	15,605	15,497
Diluted per share information:
Net income (loss) before extraordinary charge and cumulative effect of accounting change available to common stockholders	$0.32	$(0.89)	$(0.61)
Extraordinary charge on extinguishment of debt, net of income taxes	(0.48)	-0-	-0-
Cumulative effect of accounting change, net of income taxes	(1.37)	-0-	-0-

Net income (loss) available to common stockholders	$(1.53)	$(0.89)	$(0.61)

Weighted average shares outstanding	22,377	15,605	15,497

See accompanying notes.

GRAY TELEVISION, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands except for number of shares)

	Series A
	and Series B		Class A					Class A		Common
	Preferred Stock		Common Stock		Common Stock			Treasury Stock		Treasury Stock
							Retained Earnings
	Shares	Amount	Shares	Amount	Shares	Amount	(Deficit)	Shares	Amount	Shares	Amount	Total

Balance at December 31, 1999	1,350	$7,371	7,961,574	$20,173	8,708,820	$116,379	$34,013	(1,127,282)	$(8,546)	(110,365)	$(1,202)	$168,188
Net loss	-0-	-0-	-0-	-0-	-0-	-0-	(6,212)	-0-	-0-	-0-	-0-	(6,212)
Common Stock cash dividends ($0.08) per share	-0-	-0-	-0-	-0-	-0-	-0-	(1,240)	-0-	-0-	-0-	-0-	(1,240)
Preferred Stock dividends	-0-	-0-	-0-	-0-	-0-	-0-	(1,012)	-0-	-0-	-0-	-0-	(1,012)
Issuance of Common Stock:
401(k) plan	-0-	-0-	-0-	-0-	-0-	53	(34)	-0-	-0-	59,969	666	685
Non-qualified stock plan	-0-	-0-	-0-	-0-	-0-	55	(82)	14,175	207	37,500	409	589
Purchase of Common Stock	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	(11,361)	(143)	(143)
Issuance of Series B Preferred Stock	11	106	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	106
Redemption of Series A Preferred Stock	(500)	(2,840)	-0-	-0-	-0-	-0-	(2,160)	-0-	-0-	-0-	-0-	(5,000)

Balance at December 31, 2000	861	4,637	7,961,574	20,173	8,708,820	116,487	23,273	(1,113,107)	(8,339)	(24,257)	(270)	155,961
Net loss	-0-	-0-	-0-	-0-	-0-	-0-	(13,318)	-0-	-0-	-0-	-0-	(13,318)
Common Stock cash dividends ($0.08) per share	-0-	-0-	-0-	-0-	-0-	-0-	(1,249)	-0-	-0-	-0-	-0-	(1,249)
Preferred Stock dividends	-0-	-0-	-0-	-0-	-0-	-0-	(616)	-0-	-0-	-0-	-0-	(616)
Issuance of Common Stock:
401(k) plan	-0-	-0-	-0-	-0-	41,207	585	-0-	-0-	-0-	9,257	103	688
Non-qualified stock plan	-0-	-0-	-0-	-0-	42,200	557	-0-	-0-	-0-	15,000	167	724
Income tax benefits relating to stock plans	-0-	-0-	-0-	-0-	-0-	6	-0-	-0-	-0-	-0-	-0-	6

Balance at December 31, 2001	861	4,637	7,961,574	20,173	8,792,227	117,635	8,090	(1,113,107)	(8,339)	-0-	-0-	142,196
Net loss	-0-	-0-	-0-	-0-	-0-	-0-	(27,887)	-0-	-0-	-0-	-0-	(27,887)
Common Stock cash dividends ($0.08) per share	-0-	-0-	-0-	-0-	-0-	-0-	(1,949)	-0-	-0-	-0-	-0-	(1,949)
Preferred Stock dividends	-0-	-0-	-0-	-0-	-0-	-0-	(2,461)	-0-	-0-	-0-	-0-	(2,461)
Issuance of Common Stock:
Public offering	-0-	-0-	-0-	-0-	34,500,000	266,473	-0-	-0-	-0-	-0-	-0-	266,473
401(k) plan	-0-	-0-	-0-	-0-	65,472	753	-0-	-0-	-0-	-0-	-0-	753
Non-qualified stock plan	-0-	-0-	-0-	-0-	78,005	792	-0-	-0-	-0-	-0-	-0-	792
Income tax benefits relating to stock plans	-0-	-0-	-0-	-0-	-0-	109	-0-	-0-	-0-	-0-	-0-	109
Redemption of series A and series B preferred stock	(861)	(4,637)	-0-	-0-	-0-	-0-	(3,969)	-0-	-0-	-0-	-0-	(8,606)

Balance at December 31, 2002	-0-	$-0-	7,961,574	$20,173	43,435,704	$385,762	$(28,176)	(1,113,107)	$(8,339)	-0-	$-0-	$369,420

See accompanying notes.

GRAY TELEVISION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,

	2002	2001	2000

Operating activities
Net loss	$(27,887)	$(13,318)	$(6,212)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	15,564	16,512	16,889
Amortization of intangible assets	2,164	14,312	14,318
Amortization of deferred loan costs	1,526	1,536	1,537
Amortization of program broadcast rights	6,324	5,519	5,307
Write off loan acquisition costs from early extinguishment of debt	8,593	-0-	-0-
Payments for program broadcast rights	(6,421)	(5,423)	(5,614)
Supplemental employee benefits	(89)	(184)	(243)
Common Stock contributed to 401(K) Plan	753	688	685
Deferred income taxes	1,201	(6,145)	(2,454)
Depreciation in value of derivatives, net	(1,581)	1,581	-0-
Intangible adjustment, net	30,592	-0-	-0-
(Gain) loss on asset sales	699	157	(391)
Other	144	99	-0-
Changes in operating assets and liabilities, net of business acquisitions:
Trade accounts receivable	(1,732)	599	17
Recoverable income taxes	5	562	857
Inventories	(415)	709	(139)
Other current assets	288	(71)	139
Trade accounts payable	890	(462)	186
Employee compensation and benefits	3,446	(627)	1,361
Accrued expenses	(282)	14	(921)
Accrued interest	(6,753)	997	(2,359)
Deferred revenue	144	(232)	(198)

Net cash provided by operating activities	27,173	16,823	22,765

Investing activities
Restricted cash for redemption of long-term debt	168,557	(168,557)	-0-
Acquisition of television businesses	(554,205)	-0-	-0-
Acquisition of investment in television business	-0-	(9,752)	-0-
Purchases of property and equipment	(14,970)	(7,593)	(5,702)
Proceeds from asset sales	272	105	635
Payments on purchase liabilities	(558)	(444)	(593)
Other	(32)	76	(2,616)

Net cash used in investing activities	(400,936)	(186,165)	(8,276)

Financing activities
Proceeds from borrowings on long-term debt	481,272	239,008	49,700
Repayments of borrowings on long-term debt	(379,131)	(62,451)	(56,515)
Deferred loan costs	(9,570)	(7,737)	(84)
Dividends paid	(4,351)	(1,865)	(2,146)
Income tax benefit relating to stock plans	109	6	-0-
Proceeds from issuance of Common Stock	267,265	724	126
Proceeds from issuance of Serial Redeemable Preferred Stock	30,532	-0-	-0-
Purchase of Common Stock	-0-	-0-	(142)
Redemption of Preferred Stock	(6)	-0-	(5,000)

Net cash provided by (used in) financing activities	386,120	167,685	(14,061)

Increase (decrease) in cash and cash equivalents	12,357	(1,657)	428
Cash and cash equivalents at beginning of year	558	2,215	1,787

Cash and cash equivalents at end of year	$12,915	$558	$2,215

See accompanying notes.

GRAY TELEVISION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.  Summary of Significant Accounting Policies

Description of Business

     The Company’s operations are divided into three segments: broadcasting, publishing and paging. The broadcasting segment contains 29 television stations serving 25 markets in 19 states. The publishing segment contains four daily newspapers. Three of the four newspapers are located in Georgia and the fourth newspaper is located in Indiana. The paging segment is comprised of a wireless messaging and paging business operating in Georgia, Florida and Alabama. The Company’s executive offices are located in Atlanta, Georgia.

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

Barter Transactions

     The Company accounts for trade barter transactions involving the exchange of tangible goods or services with its customers. The revenue is recorded at the time the advertisement is broadcast and the expense is recorded at the time the goods or services are used. The revenue and expense associated with these transactions are based on the fair value of the assets or services received.

     Management of the Company believes that barter revenue and related expense generated from syndicated and network programming is immaterial. Furthermore, any barter revenue recognized would then require the recognition of barter expense. Barter revenue would then be equal to barter expense and the recognition of these amounts would not have an effect upon net income. Therefore, the Company does not recognize barter revenue or barter expense generated by transactions between the Company and the providers of syndicated programming.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

     Cash equivalents consist of highly liquid investments that are readily convertible to known amounts of cash and have a maturity of three months or less when purchased. At times, cash and cash equivalent

A.  Summary of Significant Accounting Policies (Continued)

Cash and Cash Equivalents (Continued)

balances exceed federally insurable limits. The Company believes it mitigates its risk by depositing cash or investing in cash equivalents with major financial institutions.

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

Deferred Loan Costs

     Loan acquisition costs are amortized over the life of the applicable indebtedness. As of December 31, 2002, the life of the senior credit facility is 8 years and the life of the 9 1/4% Senior Subordinated Notes Due 2011 is 10 years. The final maturity dates of the senior credit facility and the senior subordinated notes are December 2010 and December 2011, respectively.

Income Taxes

     The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS 109”). Under SFAS 109, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     The Company and its subsidiaries file a consolidated federal income tax return. Consolidated state income tax returns are filed when appropriate and separate state tax returns are filed when consolidation is not available. Local tax returns are filed separately.

A.  Summary of Significant Accounting Policies (Continued)

Stock-Based Compensation

     The Company follows the provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). The provisions of SFAS No. 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, (“APB25”), but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its stock option incentive plans as discussed further in Note F Long-term Incentive Plan and Stock Purchase Plan.

     In accordance with APB 25 and related interpretations, compensation expense for stock options is recognized in income based on the excess, if any, of the quoted market price of the stock at the grant date of the award or other measurement date over the amount an employee must pay to acquire the stock. Generally, the exercise price for stock options granted to employees equals the fair market value of the Company’s common stock at the date of grant, thereby resulting in no recognition of compensation expense by the Company. For awards that generate compensation expense as defined under APB 25, the Company calculates the amount of compensation expense and recognized the expense over the vesting period of the award.

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure” (“SFAS No. 148”). SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements of SFAS No. 148 are effective for interim periods ending after December 15, 2002. The adoption of the provisions of SFAS No. 148 did not have a material impact on the Company’s consolidated financial statements. However, the Company has modified its disclosures as required.

     The fair value for the options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2002, 2001 and 2000 respectively: risk-free interest rates of 2.07%, 3.52% and 6.55%; dividend yields of 0.81% 0.78% and 0.78%; volatility factors of the expected market price of the Company’s Common Stock of 0.37, 0.32 and 0.27; and a weighted-average expected life of the options of 4.5, 3.4 and 4.9 years.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information follows (in thousands, except per common share data):

A.  Summary of Significant Accounting Policies (Continued)

Stock-Based Compensation (Continued)

	Year Ended December 31,

	2002	2001	2000

Net income (loss) available to common stockholders, as reported	$(34,317)	$(13,934)	$(9,384)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	-0-	-0-	-0-
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(877)	(1,143)	(1,020)

Income (loss) available to common stockholders, pro forma	$(35,194)	$(15,077)	$(10,404)

Income (loss) per common share:
Basic, as reported	$(1.55)	$(0.89)	$(0.61)
Basic, pro forma	$(1.59)	$(0.97)	$(0.67)

Diluted, as reported	$(1.53)	$(0.89)	$(0.61)
Diluted, pro forma	$(1.56)	$(0.97)	$(0.67)

Accounting for Derivatives

     On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and for Hedging Activities,” as amended (“SFAS 133”). The effect as of January 1, 2001, of adopting SFAS 133 was not material and, accordingly, it is not presented as a cumulative effect adjustment. SFAS 133 provides a comprehensive standard for the recognition and measurement of derivatives and hedging activities. SFAS 133 requires all derivatives to be recorded on the balance sheet at fair value and establishes “special accounting” for those that qualify as hedges. Changes in the fair value of derivatives that do not meet the hedged criteria are included in earnings in the same period of the change.

     In 1999, the Company entered into an interest rate swap agreement to hedge against fluctuations in interest expense resulting from a portion of its variable rate debt. Due to the terms of the interest rate swap agreement, it did not qualify for hedge accounting under SFAS 133.

Concentration of Credit Risk

     The Company provides print advertising and advertising air-time to national, regional and local advertisers within the geographic areas in which the Company operates. Credit is extended based on an evaluation of the customer’s financial condition, and generally advance payment is not required. Credit losses are provided for in the financial statements and consistently have been within management’s expectations.

Fair Value of Financial Instruments

     The estimated fair value of the Company’s long-term debt at December 31, 2002 and 2001 was $681.7 million and $551.5 million, respectively. Currently, the Company does not anticipate settlement of long-term debt at other than book value. The fair value of other financial instruments classified as current assets or liabilities approximates their carrying value.

A.  Summary of Significant Accounting Policies (Continued)

Earnings Per Share

     The Company computes earnings per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“EPS”). The following table reconciles net income (loss) before extraordinary charge and cumulative effect of accounting change to net income (loss) before extraordinary charge and cumulative effect of accounting change available to common stockholders (in thousands):

	Year Ended December 31,

	2002	2001	2000

Net income (loss) before extraordinary charge and cumulative effect of accounting change	$13,638	$(13,318)	$(6,212)
Preferred dividends	2,461	616	1,012
Preferred dividends associated with exchange of preferred stock	3,969	-0-	2,160

Net income (loss) before extraordinary charge and cumulative effect of accounting change available to common stockholders	$7,208	$(13,934)	$(9,384)

Weighted average shares outstanding — basic	22,127	15,605	15,497
Stock options and warrants	250	-0-	-0-

Weighted average shares outstanding — diluted	22,377	15,605	15,497

     For the years ended December 31, 2001 and 2000, the Company incurred a net loss before extraordinary charge and cumulative effect of accounting change available to common stockholders. As a result common stock equivalents related to employee stock-based compensation plans and warrants that could potentially dilute basic earnings per share in the future were not included in the computation of diluted earnings per share as they would have an antidilutive effect for the periods. The number of antidilutive common stock equivalents excluded from diluted earnings per share for the respective periods are as follows (in thousands):

	Year Ended December 31,

	2002	2001	2000

Antidilutive common stock equivalents excluded from diluted earnings per share	-0-	512	140

Implementation of New Accounting Principles

     In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit of Disposal Activities” (“SFAS 146”), effective for exit or disposal activities that are initiated after December 31, 2002. The Company’s adoption of this new standard is not expected to have a material impact on the results of operating and financial position.

     In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”), effective for fiscal years beginning after May 15, 2002. For most companies, SFAS 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under Statement 4.

A.  Summary of Significant Accounting Policies (Continued)

Implementation of New Accounting Principles (Continued)

     In the first quarter of 2002, the Company redeemed its then outstanding 10.625% senior subordinated notes and recorded an extraordinary charge of approximately $11.3 million ($7.3 million after income tax) in connection with this early extinguishment of debt. Also in the fourth quarter of 2002, the Company amended its senior credit facility and recorded an extraordinary charge of approximately $5.6 million (approximately $3.6 million after income tax) in connection with this early extinguishment of debt. The Company will adopt SFAS 145 in the first quarter of 2003. Accordingly in the first quarter of 2003, the Company will be required to reclassify as interest expense in income from continuing operations the $16.9 million (before effect of income tax benefit) it had recorded in 2002 as an extraordinary loss on extinguishment of debt. The related income tax benefit of $5.9 million that is deducted from the extraordinary charge in 2002 will be reclassified to the income tax expense (benefit) line item.

     In June 2001, the FASB issued Statements of Financial Accounting Standards No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). These standards change the accounting for business combinations by, among other things, prohibiting the prospective use of pooling-of-interests accounting and requiring companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life. Instead, goodwill and intangible assets deemed to have an indefinite useful life are subject to an annual review for impairment. The new standards were effective for the Company on January 1, 2002. Upon adoption of SFAS 142, the Company recorded a one-time, non-cash charge of approximately $39.5 million ($30.6 million after income taxes) to reduce the carrying value of its goodwill and broadcast licenses. Such charge is reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations for the year ended December 31, 2002. For additional discussion on the impact of adopting SFAS 142, see Note J.

Reclassifications

     Certain prior year amounts in the accompanying condensed consolidated financial statements have been reclassified to conform with the 2002 presentation.

B.  Business Acquisitions

2002 Acquisitions

     On October 25, 2002 the Company completed its acquisition of Stations Holding Company, Inc. (“Stations Holding”) by acquiring all of Stations Holding’s outstanding capital stock in a merger transaction. Effective with the completion of the transaction, Stations Holding changed its name to Gray MidAmerica Television, Inc. (“Gray MidAmerica Television”). With this transaction the Company acquired 15 network affiliated television stations serving 13 television markets. On December 18, 2002 the Company completed its acquisition of the assets of KOLO-TV, the ABC affiliate serving Reno, Nevada. With these completed acquisitions, the Company owns 29 television stations serving 25 television markets. The stations include 15 CBS affiliates, seven NBC affiliates and seven ABC affiliates.

B.  Business Acquisitions (Continued)

2002 Acquisitions (Continued)

     The Company paid approximately $515.7 million in aggregate cash consideration for Gray MidAmerica Television. This amount included a base purchase price of $502.5 million plus certain net working capital adjustments of approximately $5.7 million and fees of $7.5 million associated with the transaction. The Company funded the acquisition and related fees and expenses by issuing 30,000,000 shares of Gray Common Stock (GTN) to the public for net proceeds of $232.7 million, issuing additional debt totaling $275.0 million and using cash on hand.

     For advisory services rendered by Bull Run Corporation, Inc., a principal investor, in connection with the merger, the Company paid to Bull Run an advisory fee of $5.0 million. This amount is included in the fees described above. The Company does not intend to compensate Bull Run for any such advisory or similar services in the future.

     The Company paid approximately $41.8 million in cash consideration for KOLO-TV. This purchase price included a base purchase price of $41.5 million and related fees of approximately $325,000. The Company financed this transaction by utilizing cash on hand and net proceeds of $34.9 million from the issuance of an additional 4,500,000 shares of Gray Common Stock (GTN).

     The acquisitions of Gray MidAmerica Television and KOLO-TV have been accounted for under the purchase method of accounting. Under the purchase method of accounting, the results of operations of the acquired businesses are included in the accompanying consolidated financial statements as of their respective acquisition dates. The identifiable assets and liabilities of acquired businesses are recorded at their estimated fair values with the excess of the purchase price over such identifiable net assets allocated to goodwill.

     The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the respective dates of the acquisitions. The Company has obtained preliminary drafts of third party valuations of certain non-current assets; thus, the allocation of the purchase price is subject to refinement. The amounts in the following table are in thousands.

B.  Business Acquisitions (Continued)

2002 Acquisitions (Continued)

	Gray
	MidAmerica
	Television	KOLO-TV
	as of	as of
Description	October 25, 2002	December 18, 2002

Cash	$1,254	$-0-
Accounts receivable	21,284	2,032
Current portion of program broadcast rights	4,288	490
Other current assets	1,249	30
Property and equipment	60,425	9,186
Other long-term assets	966	10
Intangibles	571,760	33,427
Trade payables and accrued expenses	(7,377)	(760)
Current portion of program broadcast obligations	(5,841)	(561)
Deferred revenue	(695)	(169)
Current portion of notes payable	(819)	-0-
Deferred tax liabilities	(115,647)	-0-
Other acquisition liabilities	(10,752)	(1,860)
Long-term portion of program broadcast obligations	(712)	-0-
Long-term portion of notes payable	(3,672)	-0-

Total purchase price including expenses	$515,711	$41,825

Detail of intangible assets:
Intangible assets not subject to amortization:
Broadcast licenses	$443,283	$31,554
Goodwill	118,788	1,402
Intangible assets subject to amortization	9,689	471

	$571,760	$33,427

     Of the total goodwill recorded in association with the acquisitions of Gray MidAmerica Television and KOLO-TV, $7.6 million is expected to be deductible for income tax purposes. The weighted average useful life for all intangible assets subject to amortization that were acquired in the current year is 5.4 years.

Pro Forma Operating Results (Unaudited)

     This unaudited pro forma operating data does not purport to represent what the Company’s actual results of operations would have been had the Company acquired Gray MidAmerica Television and KOLO-TV on January 1, 2001, and should not serve as a forecast of the Company’s operating results for any future periods. The pro forma adjustments are based solely upon certain assumptions that management believes are reasonable under the circumstances at this time. Unaudited pro forma operating data for the years ended December 31, 2002 and 2001, are as follows (in thousands, except per common share data):

B.  Business Acquisitions (Continued)

Pro Forma Operating Results (Unaudited)

	Pro Forma
	Year Ended December 31,

	2002	2001

	(Unaudited)
Operating revenues	$305,750	$274,513
Operating income	90,559	49,305
Net income (loss) before extraordinary charge and cumulative effect of accounting change	26,393	(5,952)
Extraordinary charge on extinguishment of debt, net of income tax benefit of $5,905	(10,933)	-0-
Cumulative effect of accounting change, net of income tax benefit of $8,873	(30,592)	-0-
Net loss	(15,132)	(5,952)
Preferred dividends	2,461	616
Preferred dividends associated with the redemption of preferred stock	3,969	-0-
Net loss available to common stockholders	$(21,562)	$(6,568)
Basic per share information:
Net income (loss) before extraordinary charge and cumulative effect of accounting change available to common stockholders	$0.40	$(0.13)
Extraordinary charge on extinguishment of debt, net of income taxes	(0.22)	-0-
Cumulative effect of accounting change, net of income taxes	(0.61)	-0-

Loss available to common stockholders	$(0.43)	$(0.13)

Weighted average shares outstanding	50,212	50,105
Diluted per share information:
Net income (loss) before extraordinary charge and cumulative effect of accounting change available to common stockholders	$0.40	$(0.13)
Extraordinary charge on extinguishment of debt, net of income taxes	(0.22)	-0-
Cumulative effect of accounting change, net of income taxes	(0.61)	-0-

Loss available to common stockholders	$(0.43)	$(0.13)

Weighted average shares outstanding	50,462	50,105

     The pro forma results presented above include adjustments to reflect (i) additional interest expense associated with debt to finance the respective acquisitions, (ii) depreciation and amortization of assets acquired, (iii) the elimination of certain redundant corporate expenses and (iv) the income tax effect of such pro forma adjustments. Average outstanding shares used to calculate pro forma earnings per share data for 2002 and 2001 include the 34,500,000 shares of Common Stock issued in connection with the acquisitions.

Acquisition of Investment in Sarkes Tarzian, Inc.

     On December 3, 2001, the Company exercised its option to acquire 301,119 shares of the outstanding common stock, $4.00 par value, of Sarkes Tarzian, Inc. (“Tarzian”) from Bull Run Corporation (“Bull Run”), a principal shareholder of the Company. Bull Run had purchased these same shares from U.S. Trust Company of Florida Savings Bank as Personal Representative of the Estate of Mary Tarzian (the “Estate”) in January 1999.

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

     Gray paid $10 million to Bull Run to complete the acquisition of the 301,119 shares of Tarzian. The Company has previously capitalized and paid to Bull Run $3.2 million of costs associated with the Company’s option to acquire these shares. This investment has been accounted for under the cost method of accounting and reflected as a non-current other asset. The Company believes the cost method is appropriate to account for this investment given the existence of a single voting majority shareholder. The Company’s ownership of these shares is subject to certain litigation; see Note I of these notes to consolidated financial statements of the Company.

C.  Long-term Debt

     Long-term debt consists of the following (in thousands):

	December 31,

	2002	2001

Senior credit facility	$375,000	$217,500
91/4 % Senior Subordinated Notes due 2011	280,000	180,000
105/8 % Senior Subordinated Notes due 2006 (retired on January 22, 2002)	-0-	155,200
Other	4,518	186

	659,518	552,886
Less unamortized discount	(1,298)	(1,442)

	658,220	551,444
Less current portion	(887)	(155,262)

	$657,333	$396,182

     The Company amended and restated its senior credit facility on October 25, 2002. The revised facility provides the Company with a $375.0 million term facility and a $75.0 million reducing revolving credit facility. In addition, the agreement provides the Company with the ability to access up to $300.0 million of incremental senior secured term loans upon the consent of the lenders. The Company may request this incremental senior secured term loan on any business day on or before December 31, 2005. Prior to the amendment on October 25, 2002, the senior credit facility consisted of a $50.0 million revolving commitment and a $200.0 million term loan commitment.

     Proceeds from the amended and restated facility were used in the acquisition of Gray MidAmerica Television, Inc. and to refinance existing senior secured indebtedness, to pay transaction fees and for other general corporate purposes. The Company incurred $5.5 million in lender fees and other costs to amend and restate the facility.

     Under the amended revolving and term facilities, the Company, at its option, can borrow funds at an interest rate equal to the London Interbank Offered Rate (“LIBOR”) plus a margin or at the lenders’ base rate plus a margin. The base rate will generally be equal to the lenders’ prime rate. Interest rates under the amended revolving facility are base rate plus a margin ranging from 0.50% to 1.75% or LIBOR plus a margin ranging from 1.75% to 3.0%. Interest rates under the amended term facility are base plus a margin ranging from 1.25% to 1.75% or LIBOR plus a margin ranging from 2.5% to 3.0%. The applicable margin payable by the Company will be determined by the Company’s operating leverage ratio that is calculated quarterly.

     At December 31, 2002, the Company had $375.0 million of term loans outstanding under the senior credit facility with $75.0 million available to borrow under the revolving credit agreement. Also as of December 31, 2002, interest rates were at a rate of base plus 1.75% and/or LIBOR plus 3.0% for funds borrowed under the term facility. No amounts were outstanding under the revolving facility as of December 31, 2002. The effective interest rate on the balance outstanding under the senior credit facility at December 31, 2002 and 2001 was 4.42% and 5.8%, respectively. The Company is charged a commitment fee on the excess of the aggregate average daily available credit limit less the amount outstanding. At December 31, 2001, the commitment fee was 0.50% per annum.

     The lenders’ commitments for the revolving facility will reduce quarterly, as specified in the credit agreement, beginning March 31, 2004 and final repayment of any outstanding amounts under the

C.  Long-term Debt (Continued)

revolving facility is due December 31, 2009. The term facility commences amortization in quarterly installments beginning March 31, 2004 through December 31, 2010 with the remaining outstanding balance payable in four equal quarterly installments beginning March 31, 2010. The final maturity date for any outstanding amounts under the term facility is December 31, 2010.

     The amended and restated senior credit facility is collateralized by substantially all of the assets, excluding real estate, of the Company and its subsidiaries. In addition, the Company’s subsidiaries are joint and several guarantors of the obligations and the Company’s ownership interests in its subsidiaries are pledged to collateralize the obligations. The agreement contains certain restrictive provisions which include but are not limited to, requiring the Company to maintain certain financial ratios and limits upon the Company’s ability to incur additional indebtedness, make certain acquisitions or investments, sell assets or make other restricted payments, including dividends, (all as are defined in the loan agreement). The senior subordinated notes also contain similar restrictive provisions limiting the Company’s ability to, among other things incur additional indebtedness make certain acquisitions or investments, sell assets or make certain restricted payments that include but are not limited to purchases or redemptions of the Company’s capital stock.

     On December 21, 2001, the Company completed its sale of $180 million aggregate principal amount of its senior subordinated notes. The net proceeds from the sale of these notes were approximately $173.6 million. These senior subordinated notes have a coupon of 9 1/4% and were priced at a discount to yield 9.375%. On September 10, 2002, the Company completed the sale of an additional $100 million principal amount of senior subordinated notes. The coupon on these additional notes was 9 1/4% and they were issued at par. These additional notes were issued under the same indenture and have the same terms as the Company’s previously existing senior subordinated notes. The additional senior subordinated notes form a single series with Gray’s existing senior subordinated notes and are collectively referred to as the 9 1/4% Notes.

     Interest on the 9 1/4% Notes is payable semi-annually on December 15 and June 15, commencing June 15, 2002. The 9 1/4% Notes mature on December 15, 2011 and are redeemable, in whole or in part, at the Company’s option after December 15, 2006. If the 9 1/4% Notes are redeemed during the twelve-month period beginning on December 15 of the years indicated below, they will be redeemed at the redemption prices set forth below, plus accrued and unpaid interest to the date fixed for redemption.

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

     In October of 2001, the Company purchased $4.8 million of its existing 10 5/8% Senior Subordinated Notes due 2006 (the “10 5/8% Notes”). On December 21, 2001, Gray instructed the trustee for the 10 5/8% Notes to commence the redemption, in full, of the remaining 10 5/8% Notes outstanding. Gray deposited cash of approximately $168.6 million with the 10 5/8% Notes’ trustee, to redeem the aggregate principal

C.  Long-term Debt (Continued)

amount of the 10 5/8% Notes outstanding of $155.2 million and to fund associated premium costs of $8.2 million, accrued interest of $3.7 million and certain other related expenses of $1.5 million. This cash was funded from the net proceeds of the 9 1/4% Notes and is included in consolidated balance sheet at December 31, 2001 as “restricted cash for redemption of long-term debt”. The redemption was completed on January 22, 2002 and all obligations associated with the 10 5/8% Notes as well as the rights associated with the restricted cash were extinguished on that date. The Company recorded an extraordinary charge of approximately 11.3 million ($7.3 million after income tax) in January 2002 in connection with this early extinguishment of debt.

     The 9 1/4% Notes are jointly and severally guaranteed (the “Subsidiary Guarantees”) by all of the Company’s subsidiaries (the “Subsidiary Guarantors”). The obligations of the Subsidiary Guarantors under the Subsidiary Guarantees is subordinated, to the same extent as the obligations of the Company in respect of the 9 1/4% Notes, to the prior payment in full of all existing and future senior debt of the Subsidiary Guarantors (which will include any guarantee issued by such Subsidiary Guarantors of any senior debt).

     The Company is a holding company with no material independent assets or operations, other than its investment in its subsidiaries. The aggregate assets, liabilities, earnings and equity of the Subsidiary Guarantors are substantially equivalent to the assets, liabilities, earnings and equity of the Company on a consolidated basis. The Subsidiary Guarantors are, directly or indirectly, wholly owned subsidiaries of the Company and the Subsidiary Guarantees are full, unconditional and joint and several. All of the current and future direct and indirect subsidiaries of the Company are guarantors of the senior subordinated notes. Accordingly, separate financial statements and other disclosures of each of the Subsidiary Guarantors are not presented because the Company has no independent assets or operations, the guarantees are full and unconditional and joint and several and any subsidiaries of the parent company other than the Subsidiary Guarantors are minor. The senior credit facility is collateralized by substantially all of the Company’s existing and hereafter acquired assets except real estate.

     In 1999, the Company entered into an interest rate swap agreement to modify the interest characteristics of a portion of its outstanding debt. The agreement involved the exchange of an amount based on a variable interest rate for an amount based on a fixed interest rate over the life of the agreement without an exchange of the notional amount upon which the payments are based.

     The interest rate swap agreement converted $40.0 million of the Company’s floating rate debt under the senior credit facility to a fixed rate basis at a rate of 6.155%. The initial term of the interest rate swap agreement was effective on October 6, 1999 and terminated on October 6, 2001. However, the bank providing the interest rate swap agreement had an option to extend the termination date. The bank chose to exercise its option and extended the term of the swap agreement to October 6, 2002. As a result of the agreement’s unilateral option component, the agreement did not qualify for hedge accounting under SFAS 133.

     The Company recognized interest differentials as adjustments to interest expense in the period they occurred. The differential paid or received as interest rates changed was accrued and recognized as an adjustment of interest expense related to the debt. The related amount payable to, or receivable from, counter-parties is included in other liabilities or assets. The fair value of the swap agreements is recognized in the financial statements.

     In January of 2003, the Company entered into three interest rate swap agreements. These agreements convert a combined notional amount of $50.0 million of floating rate debt under the senior

C.  Long-term Debt (Continued)

credit facility to fixed rate debt with a weighted average fixed rate of 1.909% that will be measured against the three month LIBOR rate. The Company has elected to account for these agreements using hedge accounting under SFAS 133.

     Aggregate minimum principal maturities on long-term debt as of December 31, 2002, were as follows (in thousands):

Minimum
Year	Principal Maturities

2003	$887
2004	678
2005	501
2006	268
2007	233
Thereafter	655,653

$658,220

     The Company assumes that as amounts become due under the term notes, the amounts needed for the payments will be obtained from borrowings under the revolving facility. Since the term notes and the revolving facility are both components of the senior credit facility, these borrowings and payments are netted until the capacity to borrow under the revolving credit facility is exhausted.

     The Company made interest payments of approximately $36.6 million, $36.8 million and $40.8 million during 2002, 2001 and 2000, respectively.

D.  Stockholders’ Equity

     On January 16, 2002, the shareholders of the Company voted to amend the Company’s articles of incorporation to allow for an increase in the authorized number of Class B Common Stock from 15,000,000 to 50,000,000 and to rename the Class B Common Stock as Common Stock.

     The Company is authorized to issue 85,000,000 shares of all classes of stock, of which, 15,000,000 shares are designated Class A Common Stock, 50,000,000 shares are designated Common Stock, and 20,000,000 shares are designated “blank check” preferred stock for which the Board of Directors has the authority to determine the rights, powers, limitations and restrictions. The rights of the Company’s Common Stock and Class A Common Stock are identical, except that the Class A Common Stock has 10 votes per share and the Common Stock has one vote per share. The Common Stock and Class A Common Stock receive cash dividends on an equal per share basis.

     The Series A Preferred Stock included detachable warrants issued to purchase 731,250 shares of Class A Common Stock for $11.92 per share. The Series B Preferred Stock included warrants to purchase an aggregate of 750,000 shares of Class A Common Stock at an exercise price of $16.00 per share. These warrants are fully vested and remain outstanding. See Note E. below for a further discussion of the Company’s preferred stock.

     In addition to the $13.2 million paid for the Tarzian shares, the Company granted warrants to Bull Run to purchase up to 100,000 shares of the Company’s Common Stock at $13.625 per share. These warrants are fully vested and will expire in December 2011 if not exercised.

D.  Stockholders’ Equity (Continued)

     The Company is authorized by its Board of Directors to purchase up to two million shares of the Company’s Common Stock and Class A Common Stock or to either be retired or reissued in connection with the Company’s benefit plans, including the Capital Accumulation Plan and the Incentive Plan. During 2000, the Company purchased 11,361 shares of its Common Stock under this authorization. The treasury shares were purchased at prevailing market prices with an average effective price of $12.55 per share, respectively, and were funded from the Company’s operating cash flow.

E.  Redeemable Preferred Stocks

     In April of 2002, the Company issued $40 million of a redeemable and convertible preferred stock to a group of private investors. The preferred stock was designated as Series C Preferred Stock and has a liquidation value of $10,000 per share.

     The issuance of the Series C Preferred Stock generated net cash proceeds of approximately $30.5 million, after transaction fees and expenses and excluding the value of the Series A and Series B preferred stock exchanged into the Series C Preferred Stock. The Company used the net cash proceeds to repay current outstanding borrowings under the Company’s revolving credit facility and for other general corporate purposes.

     The Series C Preferred Stock is convertible into the Company’s Common Stock at a conversion price of $14.39 per share. The Series C Preferred Stock will be redeemable at the Company’s option on or after April 22, 2007 and will be subject to mandatory redemption on April 22, 2012 at a value of $10,000 per share. Therefore, the Company does not have any Series C Preferred Stock redemption requirements for the five years subsequent to December 31, 2002. Dividends on the Series C Preferred Stock will accrue at 8% per annum until April 22, 2009 after which the dividend rate shall be 8.5% per annum. Dividends, when declared by the Company’s Board of Directors may be paid at the Company’s option in cash or additional shares of Series C Preferred Stock.

     As part of the transaction, holders of the Company’s Series A and Series B Preferred Stock have exchanged all of the outstanding shares of each respective series, an aggregate liquidation value of approximately $8.6 million, for an equal number of shares of the Series C Preferred Stock. Upon closing this transaction, the Series C Preferred Stock is the only currently outstanding preferred stock of the Company.

     As of December 31, 2002, the carrying value and the liquidation value of the Series C Preferred Stock was $39.2 million and $40.0 million, respectively. The difference between these two values is the unaccreted portion of the original issuance cost. The original issuance cost, prior to accretion, was $868,000 and it is being accreted over the estimated ten year life of the Series C Preferred Stock.

F.  Long-term Incentive Plan and Stock Purchase Plan

     The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related Interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

     The shareholders of the Company approved a new incentive plan in the current year, the 2002 Incentive Plan, which replaced the prior long-term incentive plan, the 1992 Incentive Plan. The 2002

F.	Long-term Incentive Plan and Stock Purchase Plan (Continued)

     Incentive Plan has 2.8 million shares of the Company’s Common Stock reserved for grants to key personnel for (i) incentive stock options, (ii) non-qualified stock options, (iii) stock appreciation rights, (iv) restricted stock awards and (v) performance awards, as defined by the Incentive Plan. Shares of Common Stock underlying outstanding options or performance awards are counted against the Incentive Plan’s maximum shares while such options or awards are outstanding. Under the Incentive Plan, the options granted typically vest after a two-year period and expire three years after full vesting. However, options will vest immediately upon a “change in control” of the Company as such term is defined in the 2002 Incentive Plan. Options granted through December 31, 2002, have been granted at a price which approximates fair market value on the date of the grant.

     The Company also has a non-employee director stock option plan, which grants non-employee directors options to purchase up to 11,250 shares of the Company’s Common Stock. Under this plan, the options granted vest at the beginning of the upcoming calendar year and expire at the end of January following that calendar year.

     Effective January 1, 2003, the Company implemented a restricted stock plan for its directors which is referred to as the Directors Restricted Stock Plan. This plan was established primarily to further align the directors’ interest with those of the Company’s other shareholders through compensation that is based on the Company’s Common Stock. The directors can be awarded up to 10,000 shares of restricted stock each calendar year with such share awards vesting pro-rata over the following five years.

     A summary of the Company’s stock option activity for Class A Common Stock, and related information for the years ended December 31, 2002, 2001 and 2000 is as follows (in thousands, except weighted average data):

	Year Ended December 31,

	2002		2001		2000

		Weighted		Weighted		Weighted
		Average		Average		Average
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price

Stock options outstanding – beginning of year	19	$17.81	19	$17.81	34	$14.04
Options granted	-0-		-0-		-0-
Options exercised	-0-		-0-		(15)	8.89
Options forfeited	-0-		-0-		-0-
Options expired	-0-		-0-		-0-

Stock options outstanding – end of year	19	$17.81	19	$17.81	19	$17.81

Exercisable at end of year	19	$17.81	19	$17.81	19	$17.81

     The exercise price for Class A Common Stock options outstanding as of December 31, 2002 is $17.81. The weighted-average remaining contractual life of the Class A Common Stock options outstanding is 0.9 years.

     A summary of the Company’s stock option activity for Common Stock, and related information for the years ended December 31, 2002, 2001 and 2000 is as follows (in thousands, except weighted average data):

F.	Long-term Incentive Plan and Stock Purchase Plan (Continued)

	Year Ended December 31,

	2002		2001		2000

		Weighted		Weighted		Weighted
		Average		Average		Average
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price

Stock options outstanding –
beginning of year	1,634	$11.81	1,697	$11.86	820	$13.78
Options granted	1,520	10.02	60	10.23	965	10.37
Options exercised	(78)	10.16	(57)	12.65	-0-
Options forfeited	(96)	11.96	(47)	11.21	(36)	12.52
Options expired	(348)	14.44	(19)	10.58	(52)	14.00

Stock options outstanding – end of year	2,632	$10.47	1,634	$11.81	1,697	$11.86

Exercisable at end of year	1,078	$11.10	699	$13.89	569	$14.05
Weighted-average fair value of options granted during the year		$3.35		$2.58		$3.40

     Exercise prices for Common Stock options outstanding as of December 31, 2002, ranged from $8.89 to $14.50. The weighted-average remaining contractual life of the Common Stock options outstanding is 3.6 years.

G.	Income Taxes

     The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS 109”). Under SFAS 109, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     Federal and state income tax expense (benefit) included in the consolidated financial statements is summarized as follows (in thousands):

	Year Ended December 31,

	2002	2001	2000

Current
Federal	$-0-	$-0-	$-0-
State and local	559	173	587
Deferred	(7,536)	(6,145)	(2,454)

	$(6,977)	$(5,972)	$(1,867)

G.	Income Taxes (Continued)

     The reconciliation of aggregate tax expense (benefit) from the statement of operations is as follows (in thousands):

	Year Ended December 31,

	2002	2001	2000

Income tax expense (benefit) related to continuing operations	$7,801	$(5,972)	$(1,867)
Income tax expense (benefit) related to extraordinary items	(14,778)	-0-	-0-

Total income tax expense (benefit)	$(6,977)	$(5,972)	$(1,867)

     The components of income (loss) from continuing operations and extraordinary items before income tax expense (benefit) are as follows (in thousands):

	Year Ended December 31,

	2002	2001	2000

Continuing operations	$21,439	$(19,290)	$(8,078)
Extraordinary items	(56,303)	-0-	-0-

	$(34,864)	$(19,290)	$(8,078)

     Significant components of the Company’s deferred tax liabilities and assets are as follows (in thousands):

	December 31,

	2002	2001

Deferred tax liabilities:
Net book value of property and equipment	$13,732	$9,059
Goodwill and other intangibles	238,437	82,330
Other	-0-	122

Total deferred tax liabilities	252,169	91,511
Deferred tax assets:
Liability under supplemental retirement plan	154	188
Allowance for doubtful accounts	508	286
Liability under severance and leases	2,129	-0-
Liability under health and welfare plan	2,046	-0-
Federal operating loss carryforwards	65,131	20,048
State and local operating loss carryforwards	5,533	3,734
Alternative minimum tax carryforward	535	-0-
Other	1,368	804

Total deferred tax assets	77,404	25,060
Valuation allowance for deferred tax assets	-0-	(340)

Net deferred tax assets	77,404	24,720

Deferred tax liabilities, net	$174,765	$66,791

G.	Income Taxes (Continued)

     The Company has approximately $191 million in federal operating loss carryforwards which expire during the years 2012 through 2022. Additionally, the Company has an aggregate of approximately $173 million of various state operating loss carryforwards. The utilization of a significant portion of the net operating losses is limited on an annual basis due to a change in ownership of both the Company and Gray Midamerica Television. Management does not believe that these limitations will significantly impact the Company’s ability to utilize the net operating losses before they expire. Furthermore, the Company believes that, more likely than not, it will realize the full benefit of its deferred tax assets. Accordingly, the Company has not recorded a valuation allowance against those assets.

     A reconciliation of income tax expense (benefit) from continuing operations at the statutory federal income tax rate and income taxes as reflected in the consolidated financial statements is as follows (in thousands):

	Year Ended December 31,

	2002	2001	2000

Statutory rate applied to loss	$7,289	$(6,559)	$(2,746)
State and local taxes, net of federal tax benefits	208	(37)	368
Other items, net	304	624	511

	$7,801	$(5,972)	$(1,867)

     The Company received income tax refunds (net of payments) of $307,000 and $269,000 in 2001 and 2000, respectively, and the Company made income tax payments (net of refunds) of approximately $639,000 in 2002. At December 31, 2002 and 2001, the Company had current recoverable income taxes of approximately $234,000 and $552,000 respectively.

     In October 2001, the Company received a notice of deficiency from the Internal Revenue Service (the “IRS”) with respect to its 1996 and 1998 federal income tax returns. The notice of deficiency alleges that the Company recognized a significant amount of taxable gain from the sale of certain assets in 1996 in connection with a business acquisition from First American Media, Inc. The notice of deficiency also alleges that the Company’s 1996 acquisition of certain assets from First American Media, Inc. should be characterized for tax purposes as an acquisition of stock. If both of these claims were successful, the Company would owe approximately $12.1 million of additional federal income tax with respect to its 1996 and 1998 taxable years, plus related interest and penalties and, the tax basis of the acquired assets would be significantly reduced. On January 18, 2002, the Company filed a petition to contest the matter in the United States Tax Court.

     On February 19, 2003 the IRS and the Company filed a stipulation with the Tax Court acknowledging that the IRS has withdrawn its claim relating to the taxable gain alleged to have been recognized by the Company from the sale of certain assets in 1996. This withdrawn claim accounted for virtually all of the $12.1 million tax liability in dispute before the Tax Court.

     The remaining matter pending before the Tax Court is the IRS assertion that the Company’s purchase of certain assets from First American Media, Inc. in 1996 should be treated as a purchase of stock. If successful, the tax basis of such assets acquired in 1996 would be reduced by approximately $166 million and the reduction in tax basis would significantly reduce the Company’s tax deductions for depreciation and amortization with respect to the acquired assets. Nevertheless, because of the Company’s available federal net operating losses, the Company would not owe any additional cash income tax payments for the

G.	Income Taxes (Continued)

tax years ending at least through December 31, 2002 in the event of an adverse ruling from the Tax Court. The Company believes it has a meritorious position with respect to this issue and intends to defend the IRS claim vigorously. However, the Company cannot be certain when, and if, this matter will be resolved in its favor, and if it is not, the Company might incur additional cash taxes in future years.

H.	Retirement Plans

Pension Plan

     The Company has a retirement plan covering substantially all full-time employees. Retirement benefits are based on years of service and the employees’ highest average compensation for five consecutive years during the last ten years of employment. The Company’s funding policy is to contribute annually the minimum amount deductible for federal income tax purposes.

     The following summarizes the plan’s funded status and related assumptions (dollars in thousands):

	December 31,

	2002	2001

Change in benefit obligation:
Benefit obligation at beginning of year	$11,802	$10,208
Service cost	1,267	1,161
Interest cost	763	685
Actuarial (gains) losses	(248)	160
Benefits paid	(431)	(412)

Benefit obligation at end of year	$13,153	$11,802

Change in plan assets:
Fair value of plan assets at beginning of year	$8,770	$8,203
Actual return on plan assets	(116)	96
Company contributions	1,243	883
Benefits paid	(431)	(412)

Fair value of plan assets at end of year	$9,466	$8,770

Components of accrued benefit costs:
Underfunded status of the plan	$(3,685)	$(3,032)
Unrecognized net actuarial loss	1,588	1,097
Unrecognized net transition amount	-0-	(27)
Unrecognized prior service cost	-0-	0

Accrued benefit cost	$(2,097)	$(1,962)

Weighted-average assumptions as of December 31:
Discount rate	6.75%	6.75%
Expected long-term rate of return on plan assets	7.00%	7.00%
Estimated rate of increase in compensation levels	5.00%	5.00%

H.	Retirement Plans (Continued)

Pension Plan (Continued)

     The net periodic pension cost includes the following components (in thousands):

	Year Ended December 31,

	2002	2001	2000

Components of net periodic pension cost:
Service cost	$1,267	$1,161	$931
Interest cost	763	685	598
Expected return on plan assets	(624)	(577)	(553)
Amortization of prior service cost	-0-	(1)	(1)
Amortization of transition (asset) or obligation	(27)	(54)	(54)

Pension cost	$1,379	$1,214	$921

Capital Accumulation Plan

     The Gray Television, Inc. Capital Accumulation Plan (the “Capital Accumulation Plan”) provides additional retirement benefits for substantially all employees. The Capital Accumulation Plan is intended to meet the requirements of section 401(k) of the Internal Revenue Code of 1986.

     The Capital Accumulation Plan allows an investment option in the Company’s Common Stock and allows for the Company’s percentage match to be made by a contribution of the Company’s Common Stock. The Company reserved 300,000 shares of the Company’s Common Stock for issuance under the Capital Accumulation Plan.

     Employee contributions to the Capital Accumulation Plan, not to exceed 6% of the employees’ gross pay, are matched by Company contributions. The Company’s percentage match amount is declared by the Company’s Board of Directors before the beginning of each plan year and is made by a contribution of the Company’s Common Stock. The Company’s percentage match was 50% for the three years ended December 31, 2002. The Company contributions vest, based upon each employee’s number of years of service, over a period not to exceed five years.

     Company matching contributions aggregating $753,250, $688,343 and $685,223 were charged to expense for 2002, 2001 and 2000, respectively, for the issuance of 65,472, 50,464 and 59,969 shares of Common Stock, respectively.

I.	Commitments and Contingencies

     The Company has various operating lease commitments for equipment, land and office space. The Company also has commitments for various television film exhibition rights and for digital television (“DTV”) equipment. The license periods for the film exhibition rights had not yet commenced nor had a portion of the DTV equipment been delivered as of December 31, 2002. Rent expense resulting from operating leases for the years ended December 31, 2002, 2001 and 2000 were $1.6 million, $1.6 million and $1.5 million, respectively. Future minimum payments under operating leases with initial or remaining noncancelable lease terms in excess of one year, obligations under film exhibition rights for which the license period had not yet commenced and commitments for DTV equipment that had ordered but not yet been received are as follows (in thousands):

I.	Commitments and Contingencies (Continued)

	DTV
Year	Equipment	Lease	Film	Total

2003	$3,088	$1,761	$6,745	$11,594
2004	4,676	1,993	9,997	16,666
2005	-0-	1,647	6,336	7,983
2006	-0-	1,027	1,671	2,698
2007	-0-	634	472	1,106
Thereafter	-0-	6,644	16	6,660

	$7,764	$13,706	$25,237	$46,707

     The DTV Equipment, Lease and Film amounts in the table above are estimates of commitments that are in addition to liabilities accrued for on the Company’s balance sheet as of December 31, 2002.

     Through a partnership agreement with Host Communications, Inc. (“Host”), a wholly owned subsidiary of Bull Run, the Company has also acquired certain collegiate broadcast rights for sporting events through a five-year marketing agreement that commenced April 1, 2000. The Company’s annual obligation will be determined, in part, by the number of events broadcast under the agreement; however, the Company’s obligation will not exceed $2.2 million annually. For each of the years ended December 31, 2002 and 2001, the Company paid Host approximately $125,000 under the agreement. The Company received approximately $336,000 under this same rights sharing agreement in the year ended December 31, 2000.

     The Company is subject to legal proceedings and claims that arise in the normal course of its business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not materially affect the Company’s financial position.

     As previously discussed in Note B. Business Acquisitions, the Company has an equity investment in Sarkes Tarzian, Inc. (“Tarzian”) representing shares in Tarzian which were originally held by the estate of Mary Tarzian (the “Estate”). As described more fully below, our ownership of the Tarzian shares is subject to certain litigation.

      On February 12, 1999, Tarzian filed suit in the United States District Court for the Southern District of Indiana against U.S. Trust Company of Florida Savings Bank as Personal Representative of the Estate, claiming that Tarzian had a binding and enforceable contract to purchase the Tarzian shares from the Estate. On February 3, 2003, the Court entered judgment on a jury verdict in favor of Tarzian for breach of contract and awarding Tarzian $4.0 million in damages. The Estate has filed a renewed motion for judgment as a matter of law, and alternatively, for a new trial on the issue of liability. Tarzian has filed a motion to amend the judgment, requesting that the court award Tarzian specific performance of the contract and title to the Tarzian shares, or, in the alternative, award pre-judgment interest on the $4.0 million damage award. The Company cannot predict when the final resolution of this litigation will occur.

     On March 7, 2003, Tarzian filed suit in the United States District Court for the Northern District of Georgia against Bull Run and the Company for tortious interference with contract and conversion. The lawsuit alleges that Bull Run and Gray purchased the Tarzian shares with actual knowledge that Tarzian had a binding agreement to purchase the stock from the Estate. The lawsuit seeks damages in an amount equal to the liquidation value of the interest in Tarzian that the stock represents, which Tarzian claims to be as much as $75 million, as well as attorney’s fees, expenses, and punitive damages. The lawsuit also seeks an order requiring the Company and Bull Run to turn over the stock certificates to Tarzian and relinquish all claims to the stock. The stock purchase agreement with the Estate would permit the Company to make a claim against the Estate in the event that title to the Tarzian Shares is ultimately awarded to Tarzian. The Company has not filed an answer or other responsive pleading in the lawsuit; however, the Company believes it has meritorious defenses and intends to vigorously defend the lawsuit. The Company cannot predict when the final resolution of this litigation will occur.

J.	Goodwill and Intangible Assets

     In January 2002, the Company adopted SFAS 142, which requires companies to discontinue amortizing goodwill and certain intangible assets with indefinite useful lives. Instead, SFAS 142 requires that goodwill and intangible assets deemed to have indefinite useful lives be reviewed for impairment upon adoption of SFAS 142 and annually thereafter. The Company will perform its annual impairment review during the fourth quarter of each year, commencing in the fourth quarter of 2002 or whenever events or changes in circumstances indicate that such assets might be impaired. Other intangible assets will continue to be amortized over their useful lives.

     The Company has relatively few intangible assets aside from its broadcast licenses and goodwill, each of which is an indefinite lived asset. (SFAS 142 specifically identified broadcast licenses as being an indefinite lived asset.) The Company expects to receive future benefits from previously acquired goodwill and broadcast licenses over an indefinite period of time. Accordingly, upon adoption of SFAS 142 on January 1, 2002, the Company stopped amortizing these assets. Other separately identified definite lived intangible assets are generally comprised of certain consulting and or non-compete agreements, income leases, advertising contracts, employment agreements and trademarks.

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

J.	Goodwill and Intangible Assets (Continued)

recognized a non-cash impairment of goodwill and other intangible assets of $39.5 million ($30.6 million net of income taxes). Such charge is reflected as a cumulative effect of an accounting change in the accompanying condensed consolidated statement of operations. Impairment was recognized in the Company’s paging business and certain reporting units within the broadcast segment. The impairment adjustment, before tax effect, for the paging business was $10.3 million to broadcast licenses reflecting the increasing technological competition offered by cellular phone services. The broadcasting segment recognized impairments, before tax effects, to goodwill of $18.9 million of which $7.0 million related to the Company’s satellite transmission uplink business reflecting, among other factors, industry over capacity and technological competition from increasing utilization of fiber optics to deliver broadcast signals. Certain of the Company’s television stations recognized impairment, before tax effects, to goodwill approximating $11.9 million and impairment, before tax effects, to broadcast licenses of $10.3 million reflecting various competitive pressures at those reporting units. No additional impairments were noted during the Company’s impairment testing conducted as of December 31, 2002.

     The Company conducted its impairment testing for its indefinite lived intangible assets using the procedures outlined below.

1.	For purposes of testing impairment of indefinite lived intangible assets, the Company determined that each of its individual television stations constituted a reporting unit. It also determined that its publishing and paging segments each qualified for aggregation as a separate reporting unit.

2.	The Company initially reviewed each television station and the publishing operations for possible impairment charges by comparing the estimated market value of each respective reporting unit to the carrying value of that reporting unit’s net assets. The estimated market values were determined by reviewing established selling prices of similar businesses. As discussed further below, if the estimated market values substantially exceeded the net assets, no impairment of indefinite lived intangible assets was deemed to exist. In instances where the initially estimated market values did not exceed the net assets, the Company then performed a detailed discounted cash flow analysis for the respective reporting unit(s). The impairment testing of the Company’s paging business was performed using a discounted cash flow analysis.

3.	Where the discounted cash flow analysis indicated that the net present value of the future cash flows of the reporting unit did not exceed the carrying value of that reporting unit’s net assets, impairment of indefinite lived intangible assets was deemed to exist. The Company then determined which indefinite lived intangible assets were impaired by performing, on a notational basis, a purchase price allocation using the reporting unit’s fair value as determined by the discounted cash flow analysis.

J.	Goodwill and Intangible Assets (Continued)

     A summary of changes in the Company’s goodwill and other intangible assets for the year ended December 31, 2002, by business segment is as follows (in thousands):

	Net Balance				Net Balance
	at	Acquisitions			at
	December 31,	And			December 31,
	2001	Adjustments	Impairments	Amortization	2002

Goodwill:
Broadcasting	$55,241	$120,190	$(18,874)	$-0-	$156,557
Publishing	16,779	-0-	-0-	-0-	16,779
Paging	5	-0-	-0-	-0-	5

	$72,025	$120,190	$(18,874)	$-0-	$173,341

Broadcast licenses Broadcasting	$407,592	$474,837	$(10,291)	$-0-	$872,138
Paging	16,793	-0-	(10,300)	-0-	6,493

	$424,385	$474,837	$(20,591)	$-0-	$878,631

Definite Lived Intangible Assets Broadcasting	$-0-	$10,160	-0-	(1,735)	8,425
Publishing	901	-0-	-0-	(426)	475

	$901	$10,160	$-0-	$(2,161)	$8,900

Total intangible assets net of accumulated amortization	$497,311	$605,187	$(39,465)	$(2,161)	$1,060,872

     As of December 31, 2002 and 2001, the Company’s intangible assets and related accumulated amortization consisted of the following (in thousands):

	As of December 31, 2002			As of December 31, 2001

		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net

Intangible assets not subject to amortization:
Broadcast licenses	$929,082	$(50,451)	$878,631	$474,836	$(50,451)	$424,385
Goodwill	179,631	(6,290)	173,341	78,315	(6,290)	72,025

	$1,108,713	$(56,741)	$1,051,972	$553,151	$(56,741)	$496,410

Intangible assets subject to amortization:
Other definite lived intangible
assets	$13,265	$(4,365)	$8,900	$3,105	$(2,204)	$901

Total intangibles	$1,121,978	$(61,106)	$1,060,872	$556,256	$(58,945)	$497,311

     The Company recorded amortization expense for the years ended December 31, 2002, 2001 and 2000 of $2.2 million ($1.4 million after income taxes), $14.3 million ($11.4 million after income taxes) and $14.3 million ($11.3 million after income tax), respectively. If the Company had adopted SFAS 142 on January 1, 2000 rather than January 1, 2002, the Company would have recorded amortization expense for the years ended December 31, 2001 and 2000 of $480,000 and $488,000, respectively. Based on the

J.	Goodwill and Intangible Assets (Continued)

current amount of intangible assets subject to amortization, the estimated amortization expense for the succeeding 5 years are as follows: 2003: $5.4 million; 2004: $814,000; 2005: $594,000; 2006: $299,000; and 2007: $242,000. As acquisitions and dispositions occur in the future, these amounts may vary.

     The results for the years ended December 31, 2001 and 2000 on a historical basis do not reflect the provisions of SFAS 142. Had the Company adopted SFAS 142 on January 1, 2001, the historical amounts would have been changed to the adjusted amounts as indicated in the table below (in thousands except per share data):

	Year Ended December 31,

	2001	2000

Reported net income (loss) available to common stockholders	$(13,934)	$(9,384)
Elimination of amortization of goodwill, net of income tax	1,747	1,748
Elimination of amortization of broadcast licenses, net of income tax	9,289	9,274

Adjusted net income (loss) available to common stockholders	$(2,898)	$1,638

Basic and diluted per share information:
Net income (loss) available to common stockholders	$(0.89)	$(0.61)
Elimination of amortization of goodwill, net of income tax	0.11	0.12
Elimination of amortization of broadcast licenses, net of income tax	0.59	0.60

Adjusted net income (loss) available to common stockholders	$(0.19)	$0.11

Basic and diluted weighted average shares outstanding	15,605	15,497

K.	Information on Business Segments

     The Company operates in three business segments: broadcasting, publishing and paging. The broadcasting segment operates 29 television stations located in the United States. The publishing segment operates four daily newspapers in four different markets located in Georgia and Indiana. The paging operations are located in Florida, Georgia, and Alabama. The following tables present certain financial information concerning the Company’s three operating segments (in thousands):

	Year Ended December 31,

	2002	2001	2000

Operating revenues:
Broadcasting	$146,714	$106,430	$120,640
Publishing	43,657	41,189	41,499
Paging	8,269	8,725	9,074

	$198,640	$156,344	$171,213

K.	Information on Business Segments (Continued)

     Corporate and administrative expenses are allocated to operating income based on net segment revenues. The amounts in the table below are in thousands.

	Year Ended December 31,

	2002	2001	2000

Operating income:
Broadcasting	$45,591	$11,365	$23,719
Publishing	9,186	5,929	6,726
Paging	1,151	586	653

Total operating income	55,928	17,880	31,098
Appreciation (depreciation) in value of derivatives, net	1,581	(1,581)	-0-
Miscellaneous income (expense), net	(396)	194	781
Interest expense	(35,674)	(35,783)	(39,957)

Income (loss) before income taxes	$21,439	$(19,290)	$(8,078)

Depreciation and amortization expense:
Broadcasting	$14,737	$26,226	$26,490
Publishing	1,583	2,336	2,451
Paging	1,073	2,048	2,083

	17,393	30,610	31,024
Corporate	335	214	183

Total depreciation and amortization expense	$17,728	$30,824	$31,207

Capital expenditures:
Broadcasting	$12,833	$6,141	$3,981
Publishing	491	461	625
Paging	822	877	902

	14,146	7,479	5,508
Corporate	824	114	194

Total capital expenditures	$14,970	$7,593	$5,702

	December 31,

	2002	2001	2000

Identifiable assets:
Broadcasting	$1,213,815	$544,947	$564,323
Publishing	28,717	29,448	33,260
Paging	10,359	20,632	22,404

	1,252,891	595,027	619,987
Corporate(1)	43,833	199,310	16,785

Total identifiable assets	$1,296,724	$794,337	$636,772

(1)	At December 31, 2001, the corporate balance includes $168.6 million of restricted cash used to redeem the 10 5/8% Notes on January 22, 2002. See Note C Long-term Debt.

L.	Selected Quarterly Financial Data (Unaudited)

	Fiscal Quarters

	First	Second	Third	Fourth

	(In thousands, except for per share data)
Year Ended December 31, 2002:
Operating revenues	$37,605	$42,700	$42,508	$75,826
Operating income	8,357	12,250	11,911	23,410
Net income (loss)	(38,044)	3,087	3,117	3,955
Net income (loss) available to common stockholders	(38,199)	(1,532)	2,317	3,097
Basic income (loss) available to common stockholders per share	$(2.44)	$(0.10)	$0.15	$(0.08)
Diluted income (loss) available to common stockholders per share	$(2.44)	$(0.10)	$0.14	$(0.08)
Year Ended December 31, 2001:
Operating revenues	$36,929	$39,978	$36,766	$42,671
Operating income	2,488	6,048	2,208	7,136
Net income (loss)	(5,028)	(2,234)	(4,637)	(1,419)
Net loss available to common stockholders	(5,182)	(2,388)	(4,791)	(1,573)
Basic and diluted loss available to common stockholders per share	$(0.33)	$(0.15)	$(0.31)	$(0.10)

     Because of the method used in calculating per share data, the quarterly per share data will not necessarily add to the per share data as computed for the year.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     In January 2002, the Company announced that the Board of Directors, upon the recommendation of its Audit Committee, ended the engagement of Ernst & Young LLP as the Company’s independent auditors, and engaged PricewaterhouseCoopers LLP to serve as the Company’s independent accountants. For more information, see the Company’s Current Report on Form 8-K, filed with the SEC on January 8, 2002.

PART III

Item 10. Directors and Executive Officers

     The information set forth in “Proposal No. One: Election of Directors” under the headings “Nominees” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the Company’s definitive Proxy Statement for the 2003 Annual Meeting of Shareholders is incorporated herein by reference. In addition, the information set forth under “Executive Officers of the Registrant” in Part I of this Report is incorporated herein by reference.

Item 11. Executive Compensation

     The information set forth in “Proposal No. One: Election of Directors” under the headings “Executive Compensation,” “Compensation of Directors,” “Employment Agreements” and “Compensation Committee Interlocks and Insider Participation” in the Company’s definitive Proxy Statement for the 2003 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information set forth in “Proposal No. One: Election of Directors” under the heading “Share Ownership” in the Company’s definitive Proxy Statement for the 2003 Annual Meeting of Shareholders is incorporated herein by reference.

Equity Compensation Plan Information

      The following table gives information about the Common Stock and Class A Common Stock that may be issued upon the exercise of options, warrants and rights under all existing equity compensation plans as of December 31, 2002.

Equity Compensation Plan Information

			Number of
			securities
			remaining available
	Number of		for future issuance
	securities to be		under equity
	issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in 1st
Plan Category	and rights	and rights	column)

Common
Equity compensation plans approved by security holders(1)	2,552,015	$10.46	2,130,885
Equity compensation plans not approved by security holders(2)	80,000	$10.75	-0-

Total	2,632,015	N/A	2,130,885

Class A Common
Equity compensation plans approved by security holders(3)	19,337	$17.81	1,350
Equity compensation plans not approved by security holders	-0-	$-0-	-0-

Total	19,337	N/A	1,350

(1)	Includes securities available for future issuance under the 1992 Long-Term Incentive Plan, the 2002 Long-Term Incentive Plan and the Non-Employee Directors’ Stock Option Plan.

(2)	On September 21, 2000, we issued to Hilton H. Howell, Jr., a director and Vice Chairman of Gray, an option to purchase 80,000 shares of Gray Common Stock at an exercise price of $10.75, which represented the fair market value of the Gray Common Stock on the date of grant. The option became exercisable in equal 50% annual increments on the first and second anniversaries of date of grant. The option expires on September 20, 2005.

(3)	Includes securities available for future issuance under the 1992 Long-Term Incentive Plan.

Item 13. Certain Relationships and Related Transactions

     The information set forth in “Proposal No. One: Election of Directors” under the headings “Certain Relationships and Related Transactions” and “Compensation Committee Interlocks and Insider Participation” in the Company’s definitive Proxy Statement for the 2003 Annual Meeting of Shareholders is incorporated herein by reference.

Item 14. Controls and Procedures.

     Within the 90-day period prior to the filing of this Annual Report on Form 10-K, an evaluation was carried out under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the CEO and the CFO have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to this evaluation, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect the disclosure controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

     (a)  (1) and (2) List of Financial Statements and Financial Statement Schedules.

(1)	Financial Statements.

     The following consolidated financial statements of Gray Television, Inc. are included in Item 8:

     Reports of Independent Auditors

     Consolidated Balance Sheets at December 31, 2002 and 2001

     Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000

     Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2002, 2001 and 2000

     Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000

     Notes to Consolidated Financial Statements

(2)	Financial statement schedules.

     The following financial statement schedule of Gray Television, Inc. and subsidiaries is included in Item 15(d):

     Schedule II — Valuation and qualifying accounts.

     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(b)	Reports on Form 8-K.

     Form 8-K, filed on October 17, 2002, to file certain exhibits in connection with the Company’s public offering of common stock.

     Form 8-K, filed on November 8, 2002, under Item 2, to report the consummation of the Company’s acquisition of Stations Holding Company, Inc.

(c)	Exhibits.

3.1	Restated Articles of Incorporation of Gray Television, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996, File No. 0-13796)

3.2	Amendment to the Restated Articles of Incorporation, dated April 15, 2002 (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2002, File No. 0-13796)

3.3	Amendment to the Restated Articles of Incorporation of Gray Television, Inc., dated July 24, 2002 (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002, File No. 0-13796)

3.4	Amendment to the Restated Articles of Gray Television, Inc., dated September 16, 2002

3.5	Bylaws of Gray Television, Inc., as amended (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 0-13796)

4.1	See Exhibits 3.1 and 3.2 for provisions of the Articles of Incorporation and Bylaws defining rights of holders of the Common Stock

4.2	Indenture, for the Company’s 9 1/4% Senior Subordinated Notes due 2011, dated as of September 15, 2001 (incorporated by reference to Exhibit 4.13 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, File No. 0-13796)

4.3	Supplemental Indenture, for the Company’s 9 1/4% Senior Subordinated Notes due 2011, dated as of September 10, 2002 (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K, filed on September 9, 2002, File No. 0-13796)

4.4	Warrant, dated January 4, 1996, to purchase 487,500 shares of Class A Common Stock (incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement on Form S-1, Registration No. 333-04340)

4.5	Form of Warrant, to purchase 500,000 shares of Class A Common Stock (incorporated by reference to Exhibit 10.18 of the Company’s Registration Statement on Form S-1, Registration No. 333-04338)

4.6	Registration Rights Agreement, dated as of December 21, 2001, by and among Gray Television, Inc., First Union Securities, Inc., Banc of America Securities, LLC, and Allen & Company, Incorporated (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-4, Registration No. 333-86068)

4.7	Registration Rights Agreement, dated as of April 22, 2002, by and among Gray Television, Inc. and Certain Investors (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-3, Registration No. 333-88694)

10.1	Fourth Amended and Restated Loan Agreement, dated October 25, 2002, by and among Gray Television, Inc., as Borrower, Wachovia Bank, National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent, and Deutsche Bank Trust Company Americas, as Documentation Agent (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K, filed on November 8, 2002, File No. 1-13796)

10.2	Preferred Stock Purchase Agreement, dated as of April 22, 2002, by and among Gray Television, Inc. and Certain Investors (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-3, Registration No. 333-88694).

10.3	Exchange Agreement, dated as of April 22, 2002, by and among Gray Television, Inc. and certain holders of the Company’s preferred stock (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-3, Registration No. 333-88694)

10.4	Agreement and Plan of Merger, dated as of June 4, 2002, by and among the Company, Gray MidAmerica Television, Inc. and Stations Holding Company, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Registration Statement on Form S-3, Registration No. 333-88694)

10.5	Asset Purchase Agreement, dated as of June 4, 2002, by and among Chelsey Broadcasting Company, LLC, Benedek Broadcasting Corporation and Benedek License, Inc. (incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement on Form S-3, Registration No. 333-88694)

10.6	Form of Preferred Stock Exchange and Purchase Agreement, between the Company and Bull Run Corporation (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1, Registration No. 333-04338)

10.7	Supplemental Pension Plan (incorporated by reference to Exhibit 10(a) of the Company’s Registration Statement on Form 10, File No. 0-13796)*

10.8	1992 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-4, Registration No. 333-85331)*

10.9	2002 Long-Term Incentive Plan (incorporated by reference to the Company’s definitive Proxy Statement on Schedule 14A, filed on August 15, 2002)*

10.10	Reserved

10.11	Capital Accumulation Plan (incorporated by reference to Exhibit 10(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994, File No. 0-13796)*

10.12	Directors’ Restricted Stock Plan*

10.13	Employment Agreement, dated February 12, 1996, between the Company and Robert A. Beizer (incorporated by reference to Exhibit 10.28 of the Company’s Registration Statement on Form S-1, Registration No. 333-04340)*

10.14	Form of Amendment to Employment Agreement, dated December 12, 1996, between the Company and Robert A. Beizer (incorporated by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996, File No. 0-13796)*

10.15	Asset Purchase Agreement, dated as of September 3, 2002, by and among Smith Television Group, Inc., Smith Television Holdings, Inc. and Gray Television, Inc.

16.1	Letter re: Change in Certifying Accountant (incorporated by reference to the Company’s Current Report on Form 8-K, filed on January 8, 2002, File No. 0-13796)

21.1	Subsidiaries of the Registrant

23.1	Consent of PricewaterhouseCoopers LLP

23.2	Consent of Ernst & Young LLP

24.1	Power of Attorney (contained in the signature page of this Report)

99.1	Section 906 Certification of the Chief Executive Officer

99.2	Section 906 Certification of the Chief Financial Officer

* Compensation Plan or Arrangement

     (d)  Financial Statement Schedules – The response to this section is submitted as a part of (a)(1) and (2).

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gray Television, Inc.

Date: March 27, 2003	By:	/s/ J. Mack Robinson

J. Mack Robinson,
Chairman and Chief Executive Officer

POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints J. Mack Robinson, Robert S. Prather, Jr. and James C. Ryan, and each of them, as his true and lawful attorneys-in-fact and agents, with full powers of substitution and resubstitution for him, in his name place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises as fully and to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 27, 2003	By:	/s/ William E. Mayher, III William E. Mayher, III, Chairman of the Board

Date: March 27, 2003	By:	/s/ J. Mack Robinson J. Mack Robinson, Director

Date: March 27, 2003	By:	/s/ Richard L. Boger Richard L. Boger, Director

Date: March 27, 2003	By:	/s/ Ray M. Deaver Ray M. Deaver, Director

Date: March 27, 2003	By:	/s/ Hilton H. Howell, Jr. Hilton H. Howell, Jr., Director

Date: March 27, 2003	By:	/s/ Howell W. Newton Howell W. Newton, Director

Date: March 27, 2003	By:	/s/ Hugh Norton Hugh Norton, Director

Date: March 27, 2003	By:	/s/ Robert S. Prather, Jr. Robert S. Prather, Jr., Director

Date: March 27, 2003	By:	/s/ Harriett J. Robinson Harriett J. Robinson, Director

Date: March 27, 2003	By:	/s/ James C. Ryan James C. Ryan, Sr.Vice President & Chief Financial Officer

Date: March 27, 2003	By:	/s/ Jackson S. Cowart, IV Jackson S. Cowart, IV, Chief Accounting Officer

CERTIFICATIONS

I, J. Mack Robinson, certify that:

1.	I have reviewed this annual report on Form 10-K of Gray Television, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003	By:	/s/ J. Mack Robinson

J. Mack Robinson
Chief Executive Officer
(principal executive officer)

CERTIFICATIONS

I, James C. Ryan, certify that:

1.	I have reviewed this annual report on Form 10-K of Gray Television, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003	By:	/s/ James C. Ryan

James C. Ryan
Chief Financial Officer
(principal financial officer)

REPORT OF INDEPENDENT ACCOUNTANTS
ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of
Gray Television, Inc.:

     Our audits of the consolidated financial statements of Gray Television, Inc. referred to in our report dated February 4, 2003 appearing elsewhere in this Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)(2) for the years ended December 31, 2002 and 2001. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Atlanta, Georgia
February 4, 2003

REPORT OF INDEPENDENT AUDITORS

     We have audited the consolidated statements of operations, stockholders’ equity and cash flow of Gray Television, Inc. for the year ended December 31, 2000, and have issued our report thereon dated January 29, 2001. Our audit also included the financial statement schedule listed in Item 15(a) for the year ended December 31, 2000. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audit.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Ernst & Young LLP

Atlanta, Georgia
January 29, 2001

GRAY TELEVISION, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Col. A	Col. B	Col. C		Col. D	Col. E

			Additions

	Balance at	Charged to	Charged to
	Beginning	Costs and	Other		Balance at End of
Description	Of Period	Expenses	Accounts (2)	Deductions (1)	Period

Year Ended December 31, 2002 Allowance for doubtful accounts	$743,000	$872,000	$686,000	$962,000	$1,339,000
Year Ended December 31, 2001 Allowance for doubtful accounts	$845,000	$726,000	-0-	$828,000	$743,000
Year Ended December 31, 2000 Allowance for doubtful accounts	$1,008,000	$577,000	-0-	$740,000	$845,000

(1)	Deductions are write-offs of amounts not considered collectible.

(2)	Represents amounts recorded in connection with acquisitions.

EXHIBIT INDEX

Exhibit
Number	Description

3.4	Amendment to the Restated Articles of Incorporation of Gray Television, Inc., dated September 16, 2002

10.12	Directors’ Restricted Stock Plan

10.15	Asset Purchase Agreement, dated as of September 3, 2002, by and among Smith Television Group, Inc., Smith Television Holdings, Inc. and Gray Television, Inc.

21.1	Subsidiaries of the Registrant

23.1	Consent of PricewaterhouseCoopers LLP

23.2	Consent of Ernst & Young LLP

99.1	Section 906 Certification of the Chief Executive Officer

99.2	Section 906 Certification of the Chief Financial Officer