Form 10-Q
period 2003-03-31
GRAY TELEVISION INC
filed 2003-05-14
CIK 43196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ✓ No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ✓ No

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock, (No Par Value)	Class A Common Stock, (No Par Value)

43,580,656 shares as of May 13, 2003	6,848,467 shares as of May 13, 2003

INDEX

GRAY TELEVISION, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	December 31,
	2003	2002

	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$22,294	$12,915
Trade accounts receivable, less allowance for doubtful accounts of $999 and $1,339 respectively	43,441	54,770
Inventories	1,082	1,178
Current portion of program broadcast rights, net	5,520	8,082
Other current assets	4,054	1,925

Total current assets	76,391	78,870

Property and equipment:
Land	16,757	16,758
Buildings and improvements	32,869	32,767
Equipment	168,107	164,834

	217,733	214,359
Allowance for depreciation	(91,173)	(86,127)

	126,560	128,232
Deferred loan costs, net	13,428	13,756
Broadcast licenses	878,631	878,631
Goodwill	174,167	173,341
Other intangible assets, net	7,038	8,900
Other	14,891	14,994

	$1,291,106	$1,296,724

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands)

	March 31,	December 31,
	2003	2002

	(Unaudited)
Liabilities and stockholders’ equity:
Current liabilities:
Trade accounts payable	$3,870	$6,044
Employee compensation and benefits	11,436	13,454
Accrued interest	10,149	1,119
Other accrued expenses	3,486	3,276
Current portion of program broadcast obligations	7,030	9,472
Acquisition related liabilities	2,690	8,051
Deferred revenue	3,611	3,791
Current portion of long-term debt	303	887

Total current liabilities	42,575	46,094
Long-term debt, less current portion	656,175	657,333
Program broadcast obligations, less current portion	1,258	1,126
Deferred income taxes	175,139	174,765
Other	8,468	8,796

	883,615	888,114

Commitments and contingencies
Redeemable Serial Preferred Stock, no par value; cumulative; convertible; designated 5 shares, issued and outstanding 4 shares ($40,000 aggregate liquidation value)	39,212	39,190

Stockholders’ equity:
Common Stock, no par value; authorized 50,000 shares, respectively; issued 43,571 and 43,436, respectively	386,986	385,762
Class A Common Stock, no par value; authorized 15,000 shares; issued 7,962 shares, respectively	20,173	20,173
Retained deficit	(29,835)	(28,176)
Accumulated other comprehensive loss	(288)	-0-
Unearned compensation	(418)	-0-

	376,618	377,759
Treasury Stock at cost, Class A Common Stock, 1,113 shares, respectively	(8,339)	(8,339)

	368,279	369,420

	$1,291,106	$1,296,724

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands except for per share data)

	Three Months Ended
	March 31,

	2003	2002

Operating revenues:
Broadcasting (less agency commissions)	$52,601	$25,453
Publishing	10,397	10,143
Paging	1,977	2,009

	64,975	37,605

Expenses:
Operating expenses before depreciation and amortization
Broadcasting	34,898	15,481
Publishing	7,755	7,651
Paging	1,469	1,383
Corporate and administrative	2,136	1,000
Depreciation and amortization	7,052	3,733

	53,310	29,248

Operating income	11,665	8,357
Appreciation in value of derivatives, net	-0-	389
Miscellaneous income, net	65	38
Interest expense	(11,270)	(8,965)
Loss on early extinguishment of debt	-0-	(11,275)

Income (loss) before income taxes and cumulative effect of accounting change	460	(11,456)
Federal and state income tax expense (benefit)	289	(4,003)

Net income (loss) before cumulative effect of accounting change	171	(7,453)
Cumulative effect of accounting change, net of income tax benefit of $8,873	-0-	(30,592)

Net income (loss)	171	(38,045)
Preferred dividends (includes $21 accretion of issuance costs for 2003)	822	154

Net loss available to common stockholders	$(651)	$(38,199)

Basic and diluted per share information:
Net loss before cumulative effect of accounting change available to common stockholders	$(0.01)	$(0.49)
Cumulative effect of accounting change, net of income tax benefit	0.00	(1.95)

Net loss available to common stockholders	$(0.01)	$(2.44)

Weighted average shares outstanding	50,327	15,647

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)
(in thousands except for number of shares)

	Class A					Class A		Accumulated
	Common Stock		Common Stock			Treasury Stock		Other		Total
					Retained			Comprehensive	Unearned	Stockholders'
	Shares	Amount	Shares	Amount	Deficit	Shares	Amount	Income (Loss)	Compensation	Equity

Balance at December 31, 2002	7,961,574	$20,173	43,435,704	$385,762	$(28,176)	(1,113,107)	$(8,339)	$-0-	$-0-	$369,420
Net income for the three months ended March 31, 2003					171					171
Common Stock cash dividends ($0.02 per share)					(1,008)					(1,008)
Preferred Stock dividends					(822)					(822)
Issuance of Common Stock:
401(k) plan			90,112	868						868
Directors’ stock plan			168	2						2
Directors’ restricted stock plan			45,000	439					(439)	-0-
Amortization of unearned compensation									21	21
Cost of stock issuance				(85)						(85)
Depreciation in value of derivatives, net								(288)		(288)

Balance at March 31, 2003	7,961,574	$20,173	43,570,984	$386,986	$(29,835)	(1,113,107)	$(8,339)	$(288)	$(418)	$368,279

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Three Months Ended March 31,

	2003	2002

Operating activities
Net income (loss)	$171	$(38,045)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	5,190	3,627
Amortization of intangible assets	1,862	106
Amortization of deferred loan costs	426	353
Amortization of bond discount	36	36
Amortization of directors’ restricted stock award	21	-0-
Amortization of program broadcast rights	2,693	1,321
Write-off loan acquisition costs from early extinguishment of debt	-0-	3,030
Payments for program broadcast rights	(2,404)	(1,321)
Supplemental employee benefits	(18)	(23)
Common Stock contributed to 401(k) Plan	868	194
Deferred income taxes	374	(3,560)
Appreciation in value of derivatives, net	-0-	(389)
Intangible adjustment, net	-0-	30,592
(Gain) loss on asset sales	13	(16)
Changes in operating assets and liabilities:
Receivables, inventories and other current assets	9,172	3,904
Accounts payable and other current liabilities	4,585	457

Net cash provided by operating activities	22,989	266

Investing activities
Restricted cash for redemption of long-term debt	-0-	168,557
Acquisition of television businesses	(600)	-0-
Purchases of property and equipment	(3,730)	(5,244)
Payments on acquisition related liabilities	(5,709)	(78)
Other	196	18

Net cash provided by (used in) investing activities	(9,843)	163,253

Financing activities
Proceeds from borrowings on long-term debt	-0-	5,272
Repayments of borrowings on long-term debt	(1,779)	(165,305)
Deferred loan costs	(96)	(411)
Dividends paid	(1,807)	(467)
Payments for expenses associated with sale of common stock	(85)	-0-

Net cash used in financing activities	(3,767)	(160,911)

Increase in cash and cash equivalents	9,379	2,608
Cash and cash equivalents at beginning of period	12,915	557

Cash and cash equivalents at end of period	$22,294	$3,165

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE A—BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of Gray Television, Inc. (“Gray” or “the Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2003 is not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Stock-Based Compensation

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information follows (in thousands, except per common share data and ratios):

	Three Months Ended
	March 31,

	2003	2002

Net loss available to common stockholders, as reported	$(651)	$(38,199)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	-0-	-0-
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(409)	(318)

Net loss available to common stockholders, pro forma	$(1,060)	$(38,517)

Net loss per common share:
Basic, as reported	$(0.01)	$(2.44)
Basic, pro forma	$(0.02)	$(2.46)
Diluted, as reported	$(0.01)	$(2.44)
Diluted, pro forma	$(0.02)	$(2.46)
Risk free interest rates	2.87%	4.49%
Dividend yields	0.85%	0.71%
Expected volatility factors	0.407	0.299
Weighted average expected life of the options	4.500	4.500

NOTE A—BASIS OF PRESENTATION (Continued)

Stock-Based Compensation (Continued)

     The Company follows the provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). The provisions of SFAS No. 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, (“APB25”), but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its stock option incentive plans.

Earnings Per Share

     The Company computes earnings per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“EPS”). The following table reconciles net income (loss) before cumulative effect of accounting change to net income (loss) before cumulative effect of accounting change available to common stockholders for the three months ended March 31, 2003 and 2002 (in thousands):

	Three Months Ended
	March 31,

	2003	2002

Net income (loss) before cumulative effect of accounting change	$171	$(7,453)
Preferred dividends	822	154

Net loss before cumulative effect of accounting change available to common stockholders	$(651)	$(7,607)

Weighted average shares outstanding – basic	50,327	15,647
Stock options and warrants	-0-	-0-

Weighted average shares outstanding — diluted	50,327	15,647

     For the three month periods ended March 31, 2003 and 2002, the Company incurred a net loss before cumulative effect of accounting change available to common stockholders. As a result common shares related to employee stock-based compensation plans and warrants that could potentially dilute basic earnings per share in the future were not included in the computation of diluted earnings per share as they would have an antidilutive effect for the periods. For the three month periods ended March 31, 2003 and 2002, the effects of convertible preferred stock that could potentially dilute basic earnings per share in the future were not included in the computation of diluted earnings per share as they would have an antidilutive effect for the periods. The number of common stock equivalents excluded from diluted earnings per share for the respective periods because of their antidilutive effect are as follows (in thousands):

	Three Months Ended
	March 31,

	2003	2002

Common stock equivalants excluded from diluted earnings per share	94	230

Implementation of New Accounting Principles

     In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit of Disposal Activities” (“SFAS 146”), effective for exit or disposal activities that are initiated after December 31, 2002. The Company’s adoption of this new standard did not have a material impact on the results of operations or financial position.

     In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”), effective for fiscal years beginning after May 15, 2002. For most companies, SFAS 145 requires gains and losses on

NOTE A—BASIS OF PRESENTATION (Continued)

Implementation of New Accounting Principles (Continued)

extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under Statement 4.

     In the first quarter of 2002, the Company redeemed its then outstanding 10 5/8% senior subordinated notes and recorded an extraordinary charge of approximately $11.3 million ($7.3 million after income tax) in connection with this early extinguishment of debt. Also in the fourth quarter of 2002, the Company amended its senior credit facility and recorded an extraordinary charge of approximately $5.6 million (approximately $3.6 million after income tax) in connection with this early extinguishment of debt. The Company adopted SFAS 145 in the first quarter of 2003. Accordingly in the first quarter financial statements for 2003, the Company has reclassified as a loss on early extinguishment of debt in income from continuing operations the $11.3 million (before effect of income tax benefit) it had recorded in 2002 as an extraordinary loss on extinguishment of debt. The related income tax benefit of $4.0 million that was deducted from the extraordinary charge in 2002 was reclassified to the income tax expense (benefit) line item.

     Also in the annual financial statements for 2003, the Company will reclassify as a loss on early extinguishment of debt in income from continuing operations the $16.8 million (before effect of income tax benefit) it had recorded in 2002 as an extraordinary loss on extinguishment of debt. The related income tax benefit of $5.9 million that was deducted from the extraordinary charge in 2002 will be reclassified to the income tax expense (benefit) line item.

Reclassifications

     Certain prior year amounts in the accompanying condensed consolidated financial statements have been reclassified to conform with the 2003 presentation.

NOTE B—LONG-TERM DEBT

     At March 31, 2003, the balance outstanding and the balance available under the Company’s senior credit agreement were $375.0 million and $75.0 million, respectively, and the interest rate on the balance outstanding was 4.4%.

     In January of 2003, the Company entered into three interest rate swap agreements. These agreements have a combined notional amount of $50.0 million with a weighted average fixed rate of 1.909% that will be measured against the three month LIBOR rate. These agreements qualify for hedge accounting under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and for Hedging Activities,” as amended (“SFAS 133”).

     As of March 31, 2003, the Company’s Senior Subordinated Notes due 2011 (the “9-1/4% Notes”) had a balance outstanding of $278.7 million excluding unamortized discount of $1.3 million.

     The 9-1/4% Notes are jointly and severally guaranteed (the “Subsidiary Guarantees”) by all of the Company’s subsidiaries (the “Subsidiary Guarantors”). The obligations of the Subsidiary Guarantors under the Subsidiary Guarantees is subordinated, to the same extent as the obligations of the Company in respect of the 9-1/4% Notes, to the prior payment in full of all existing and future senior debt of the Subsidiary Guarantors (which will include any guarantee issued by such Subsidiary Guarantors of any senior debt).

     The Company is a holding company with no material independent assets or operations, other than its investment in its subsidiaries. The aggregate assets, liabilities, earnings and equity of the Subsidiary Guarantors are substantially equivalent to the assets, liabilities, earnings and equity of the Company on a consolidated basis. The Subsidiary Guarantors are, directly or indirectly, wholly owned subsidiaries of the Company and the Subsidiary Guarantees are full, unconditional and joint and several. All of the current and future direct and indirect subsidiaries of the Company are guarantors of the 9-1/4% Notes. Accordingly, separate financial statements and other disclosures of each of the

NOTE B—LONG-TERM DEBT (Continued)

Subsidiary Guarantors are not presented because the Company has no independent assets or operations, the guarantees are full and unconditional and joint and several and any subsidiaries of the parent company other than the Subsidiary Guarantors are minor. The senior credit facility is collateralized by substantially all of the Company’s existing and hereafter acquired assets except real estate.

NOTE C—GOODWILL AND INTANGIBLE ASSETS

     In January 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which requires companies to discontinue amortizing goodwill and certain intangible assets with indefinite useful lives. Instead, SFAS 142 requires that goodwill and intangible assets deemed to have indefinite useful lives be reviewed for impairment upon adoption of SFAS 142 and annually thereafter. The Company performs its annual impairment review during the fourth quarter of each year, or whenever events or changes in circumstances indicate that such assets might be impaired. Other intangible assets will continue to be amortized over their useful lives.

     A summary of changes in the Company’s goodwill and other intangible assets during the three month period ended March 31, 2003, by business segment is as follows (in thousands):

		Acquisitions
	December 31,	And		March 31,
	2002	Adjustments	Amortization	2003

Goodwill:
Broadcasting	$156,557	$826	$-0-	$157,383
Publishing	16,779	-0-	-0-	16,779
Paging	5	-0-	-0-	5

	$173,341	$826	$-0-	$174,167

Broadcast licenses:
Broadcasting	$872,138	$-0-	$-0-	$872,138
Paging	6,493	-0-	-0-	6,493

	$878,631	$-0-	$-0-	$878,631

Definite lived intangible assets:
Broadcasting	$8,425	$-0-	(1,756)	$6,669
Publishing	475	-0-	(106)	369

	$8,900	$-0-	$(1,862)	$7,038

Total intangible assets net of accumulated amortization	$1,060,872	$826	$(1,862)	$1,059,836

     The $826,000 added to goodwill in the current period reflects additional costs incurred for acquisitions that were completed in the fourth quarter of 2002.

NOTE C—GOODWILL AND INTANGIBLE ASSETS (Continued)

     As of March 31, 2003 and December 31, 2002, the Company’s intangible assets and related accumulated amortization consisted of the following (in thousands):

	As of March 31, 2003			As of December 31, 2002

		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net

Intangible assets not subject to amortization:
Broadcast licenses	$929,082	$(50,451)	$878,631	$929,082	$(50,451)	$878,631
Goodwill	180,457	(6,290)	174,167	179,631	(6,290)	173,341

	$1,109,539	$(56,741)	$1,052,798	$1,108,713	$(56,741)	$1,051,972

Intangible assets subject to amortization:
Other definite lived intangible assets	$13,265	$(6,227)	$7,038	$13,265	$(4,365)	$8,900

Total intangibles	$1,122,804	$(62,968)	$1,059,836	$1,121,978	$(61,106)	$1,060,872

     The Company recorded amortization expense of $1.9 million and $106,000 during the three months ended March 31, 2003 and 2002, respectively. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for the succeeding 5 years are as follows: 2004: $814,000; 2005: $594,000; 2006: $299,000; 2007: $242,000 and 2008: $236,000. As acquisitions and dispositions occur in the future, these amounts may vary.

     In connection with a routine review of the Company’s filings with the Securities and Exchange Commission (the “SEC”), the Company and the Staff of the SEC are currently discussing whether, in accounting for the Company’s acquisitions of television stations during 2002, value related to network affiliation agreements should have been separately identified as an amortizable intangible asset. Among television broadcast companies, there is differing accounting treatment of this type of asset. If it is concluded that the Company should record a definite-lived intangible asset as part of the 2002 station acquisitions, the Company would be required to alter its accounting treatment and provide for non-cash amortization for such intangible asset.

NOTE D—INFORMATION ON BUSINESS SEGMENTS

     The Company operates in three business segments: broadcasting, publishing and paging. As of March 31, 2003, the broadcasting segment operates 29 television stations located in the United States. The publishing segment operates four daily newspapers located in Georgia and Indiana. The paging operations are located in Florida, Georgia and Alabama. The following tables present certain financial information concerning the Company’s three operating segments (in thousands):

	Three Months Ended
	March 31,

	2003	2002

Operating revenues:
Broadcasting	$52,601	$25,453
Publishing	10,397	10,143
Paging	1,977	2,009

	$64,975	$37,605

NOTE D—INFORMATION ON BUSINESS SEGMENTS (Continued)

	Three Months Ended
	March 31,

	2003	2002

Operating income:
Broadcasting	$9,577	$6,270
Publishing	1,908	1,785
Paging	180	302

Total operating income	11,665	8,357
Miscellaneous income (expense), net	65	38
Appreciation in value of derivatives, net	-0-	389
Interest expense	(11,270)	(8,965)
Loss on early extinguishment of debt	-0-	(11,275)

Income (loss) before income taxes and cumulative effect of accounting change	$460	$(11,456)

     Operating income is total operating revenues less operating expenses, excluding miscellaneous income and expense (net), appreciation (depreciation) in value of derivatives, net, interest expense and loss on early extinguishment of debt. Corporate and administrative expenses are allocated to operating income based on net segment revenues.

NOTE E—INCOME TAXES

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

NOTE F—CONTINGENCIES

     The Company is subject to legal proceedings and claims that arise in the normal course of its business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not materially affect the Company’s financial position.

NOTE F—CONTINGENCIES (Continued)

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

     On March 7, 2003, Tarzian filed suit in the United States District Court for the Northern District of Georgia against Bull Run Corporation and the Company for tortious interference with contract and conversion. The lawsuit alleges that Bull Run Corporation and Gray purchased the Tarzian shares with actual knowledge that Tarzian had a binding agreement to purchase the stock from the Estate. The lawsuit seeks damages in an amount equal to the liquidation value of the interest in Tarzian that the stock represents, which Tarzian claims to be as much as $75 million, as well as attorneys’ fees, expenses, and punitive damages. The lawsuit also seeks an order requiring the Company and Bull Run Corporation to turn over the stock certificates to Tarzian and relinquish all claims to the stock. The stock purchase agreement with the Estate would permit the Company to make a claim against the Estate in the event that title to the Tarzian Shares is ultimately awarded to Tarzian. The Company plans to file its answer to the lawsuit on May 14, 2003. The Company believes it has meritorious defenses and intends to vigorously defend the lawsuit. The Company cannot predict when the final resolution of this litigation will occur.

NOTE G—SUBSEQUENT EVENT

     In transactions completed on April 15 and April 16, 2003, the Company purchased warrants held by Bull Run Corporation, a related party and shareholder in the Company, for an aggregate of 1,106,250 shares of Class A Common Stock and 100,000 shares of Common Stock of Gray. The total purchase price was $5,120,938 which was paid in cash. The warrants were cancelled effective April 16, 2003. The independent directors of Gray approved the transaction. An investment banking firm of national standing advised the independent directors with respect to the fairness of the transaction.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Introduction

     The following analysis of the financial condition and results of operations of Gray Television, Inc. should be read in conjunction with the Company’s financial statements contained in this report and in the Company’s Form 10-K for the year ended December 31, 2002.

     The Company acquired Gray MidAmerica Television and KOLO-TV (the “2002 Acquisitions”) during the fourth quarter of 2002. The acquisitions were accounted for under the purchase method of accounting. The operating results of the television stations acquired in the 2002 Acquisitions were included in the 2002 operating results from the date of their acquisitions and forward.

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

Broadcasting, Publishing and Paging Revenues

     Set forth below are the principal types of revenues earned by the Company’s broadcasting, publishing and paging operations for the periods indicated and the percentage contribution of each to the Company’s total revenues (dollars in thousands):

	Three Months Ended March 31,

	2003		2002

	Amount	Percent of Total	Amount	Percent of Total

Broadcasting net revenues:
Local	$33,034	50.9%	$15,034	40.0%
National	14,921	23.0	7,122	18.9
Network compensation	1,997	3.1	1,273	3.4
Political	741	1.1	760	2.0
Production and other	1,908	2.9	1,264	3.4

	$52,601	81.0%	$25,453	67.7%

Publishing net revenues:
Retail	$5,181	8.0%	$4,873	13.0%
Classified	2,998	4.6	2,999	8.0
Circulation	1,996	3.1	2,012	5.3
Other	222	0.3	259	0.7

	$10,397	16.0%	$10,143	27.0%

Paging net revenues:
Paging lease, sales and service	$1,977	3.0%	$2,009	5.3%

	$64,975	100.0%	$37,605	100.0%

Three Months Ended March 31, 2003 Compared To Three Months Ended March 31, 2002

     Revenues. Total revenues for the three months ended March 31, 2003 increased 73% to $65.0 million as compared to the same period of the prior year due primarily to the results of operations of the television stations acquired in the 2002 Acquisitions.

•	Broadcasting revenues increased 107% to $52.6 million. The primary reason for the increase in revenues was due to the 2002 Acquisitions. The acquired stations had revenue of $27.5 million in the first quarter of 2003. With respect to our television stations that were owned continuously for the quarters ended March 31, 2002 and 2003, revenue decreased $338,000. This decrease was the net result of a decrease in political advertising revenue of $399,000, national advertising revenue of $181,000 and network revenue of $76,000 partially offset by an increase in local advertising revenue of $264,000 and other broadcasting revenue of $54,000. The decrease in cyclical political advertising revenue is due to this being an “off year” in the political cycle which results in fewer political races. Local advertising revenues increased due to local account development. National advertising revenue decreased due, in part, to uncertainties surrounding the War with Iraq.

•	Publishing revenues increased 3% to $10.4 million. Retail advertising revenue increased 6%. Classified advertising revenue and circulation revenue were consistent with that of the prior year. The increase in retail advertising revenue was due largely to systematic account development and rate increases. Other publishing revenue decreased primarily due to lower employment advertising and lower job printing partially offsetting the increase in retail advertising revenue.

•	Paging revenues decreased 2% to $2.0 million. The decrease was due primarily to price competition and a reduction of units in service. The Company had approximately 63,000 and 72,000 units in service at March 31, 2003 and 2002, respectively. The number of units in service decreased due to increased competition from other communication services.

     Operating expenses. Operating expenses increased 82.3% to $53.3 million due primarily to the operating results of the television stations acquired in the 2002 Acquisitions.

•	Broadcasting expenses increased 125% to $34.9 million. The primary reason for the increase in broadcast expenses was due to the 2002 Acquisitions. The acquired stations had broadcast expense of $18.5 million in the first quarter of 2003. With respect to our television stations that were owned continuously for the quarters ended March 31, 2002 and 2003, broadcast expense increased $965,000. For the continuously owned stations, payroll expense increased $721,000 including $216,000 of non-cash expenses relating to Company contributions to its 401(k) plan. Other expenses not associated with employee compensation or syndicated film costs increased $230,000.

•	Publishing expenses increased $104,000 to $7.8 million. Newsprint expenses decreased $32,000 due to a decline in newsprint prices per ton. This decrease was offset by an increase in non-newsprint expenses of $136,000. Approximately $89,000 of this increase due to the recording of certain payroll expenses at the publishing level rather than at the corporate level as had been done in the prior year. There was also an increase in noncash 401(k) contributions which accounted for the majority of the remaining increase.

•	Paging expenses increased 6% to $1.5 million due to increased compensation expense of $40,000 and increased non-compensation expense of $47,000. The increase in compensation expense was due to increased benefit costs and the increase in non-compensation expense was due largely to increased professional services fees.

•	Corporate and administrative expenses increased 113% to $2.1 million due to increased payroll-related costs and increased professional fees. The increase in compensation related costs was due to increased compensation for existing employees and the hiring of additional employees to help manage the operations of the stations acquired in the 2002 Acquisitions.

•	Depreciation of property and equipment and amortization of intangible assets was $7.1 million for the three months ended March 31, 2003, as compared to $3.7 million for the same period of the prior year, an increase of $3.4 million, or 90%. Depreciation of property and equipment increased 43% to $5.2 million. Amortization of definite lived intangible assets increased 1637% to $1.9 million. This increase is due to the assets acquired with the 2002 Acquisitions in the fourth quarter of 2002.

     Appreciation (depreciation) in value of derivatives, net. During 2002 the Company had an interest rate swap agreement that expired on October 9, 2002. During the quarter ended March 31, 2002, the Company recognized appreciation on this interest rate swap agreement. Due to the expiration of this agreement in 2002, no similar appreciation was recorded in 2003. The Company has entered into three new interest rate swap agreements in first quarter of 2003; however, these agreements qualify for hedge accounting treatment and the Company is not required to record appreciation (depreciation) on these new interest rate swap agreements in the Company’s statement of operations. The appreciation (depreciation) on these new interest rate swap agreements have been recorded in the Company’s Statement of Stockholders’ Equity as other comprehensive income.

     Interest expense. Interest expense increased $2.3 million to $11.3 million. This increase was due to several factors. The Company had a higher total average debt balance in 2003 compared to 2002; however, this was largely offset by lower average interest rates in 2003 compared to 2002. The total average debt balance were $655.0 million and $396.5 million for the quarters ended March 31, 2003 and 2002, respectively. The total average interest rates were 6.51% and 7.13% for the quarters ended March 31, 2003 and 2002, respectively.

     Loss on Early Extinguishment of Debt. As a result of implementing Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”), the Company has reclassified $11.3 million in expenses associated with the early extinguishment of debt from an extraordinary charge as previously reported for 2002 to a loss on early extinguishment of debt in the current presentation. A similar loss did not occur in first quarter of 2003.

     Income tax expense (benefit). An income tax expense of $289,000 was recorded for the three months ended March 31, 2003 as compared to an income tax benefit of $4.0 million for the three months ended March 31, 2002. The recording of the expense in the current year as compared to the benefit in the prior year was attributable to having income in the current period as compared to a loss in the prior period.

     Preferred dividends. Preferred dividends increased to $821,704 for the three months ended March 31, 2003 as compared to $154,087 for the three months ended March 31, 2002. The increase was due to the additional outstanding preferred stock that was issued in April 2002.

     Cumulative effect of accounting change, net of income tax benefit. On January 1, 2002, the Company adopted No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which requires companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life. Instead, SFAS 142 requires that goodwill and intangible assets deemed to have an indefinite useful life be reviewed for impairment upon adoption of SFAS 142 and annually thereafter. Under SFAS 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. As of January 1, 2002, the Company performed the first of the required impairment tests of goodwill and indefinite lived intangible assets. As a result of the required impairment test, in the quarter ended March 31, 2002, the Company recognized a non-cash impairment of goodwill and other intangible assets of $39.5 million ($30.6 million net of income taxes). Such charge is reflected as a cumulative effect of an accounting change in the accompanying 2002 condensed consolidated statement of operations. In calculating the impairment charge, the fair value of the reporting units underlying the segments were estimated using a discounted cash flow methodology. No such write down was recorded in the first quarter of 2003.

     Net loss available to common stockholders. Net loss available to common stockholders of the Company for the three months ended March 31, 2003 and 2002 was $651,000 and $38.0 million, respectively.

Liquidity and Capital Resources

General

     The following tables present certain data that the Company believes is helpful in evaluating the Company’s liquidity and capital resources (in thousands).

	Three Months Ended March 31,

	2003	2002

Net cash provided by operating activities	$22,989	$266
Net cash provided by (used in) investing activities	(9,843)	163,253
Net cash used in financing activities	(3,767)	(160,911)
Net increase in cash and cash equivalents	9,379	2,608

	March 31, 2003	December 31, 2002

Cash and cash equivalents	$22,294	$12,915
Long-term debt including current portion	656,478	658,220
Preferred stock	39,212	39,190
Available credit under senior credit agreement	75,000	75,000

     The Company and its subsidiaries file a consolidated federal income tax return and such state or local tax returns as are required. Although the Company may earn taxable operating income, as of March 31, 2003 the Company anticipates that through the use of its available loss carryforwards it will not pay significant amounts of federal or state income taxes in the next several years.

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

     Net cash provided by operating activities increased $22.7 million. The increase was due primarily to properties acquired in the 2002 Acquisitions. All 16 television stations that the Company acquired in the fourth quarter of 2002 have generated positive cash flow and have significantly contributed to the increase in net cash provided by operating activities. Net cash provided by operating activities has also been increased by a decrease in certain current assets and the increase in accrued interest. Accounts receivable decreased from December 31, 2002 to March 31, 2003 by $11.3 million due to the seasonal decrease of the Company’s revenues in the first quarter of the 2003 as compared to the fourth quarter of 2002. Accrued interest expense increased $9.0 million over the same period primarily due the timing of the interest payments of the 9-1/4% Notes. Beginning on December 15, 2002, the Company has and will continue to make interest payments of approximately $13.0 million on June 15 and December 15 of each year through the year 2011. The accrued interest balance will increase as the Company approaches these interest payment dates. The interest payments for the Company’s senior credit facility are made more often during the year and do not cause as much variability in the accrued interest balance.

     Net cash provided by (used in) investing activities decreased $173.1 million. The decrease was due primarily to the redemption of the Company’s 10 5/8% Senior Subordinated Notes in the first quarter of 2002 which used $168.6 million of restricted cash to satisfy the payment of the debt as well as associated interest and fees. No such similar debt redemption took place in 2003.

     Net cash used in financing activities decreased $157.1 million. The decrease was primarily due to the redemption of the Company’s 10 5/8% Senior Subordinated Notes of $155.2 million.

Digital Television Conversion

     The Company is currently broadcasting a digital signal at 16 of its 29 stations. The Company currently intends to have all such required installations completed as soon as practicable. The Federal Communications Commission (the “FCC”) required that all commercial stations be operational by May of 2002. As necessary, the Company has requested and received approval from the FCC to extend the May 2002 deadline by varying periods of time for all of the Company’s remaining stations that are not currently broadcasting in digital. Given the Company’s good faith efforts to comply with the existing deadline and the facts specific to each extension request, the Company believes the FCC will grant any further deadline extension requests that become necessary.

     The Company paid approximately $2.0 million for digital transmission equipment for the three months ended March 31, 2003 and currently anticipates an additional $10.0 million and $10.5 million of cash payments for equipment and services to be paid during the remainder of 2003 and 2004, respectively.

     For the full year of 2003, the Company currently anticipates that the aggregate cash payments with respect to capital expenditures, including digital television broadcast systems, will range between $18.0 million and $19.0 million. Included in this amount are anticipated expenditures of approximately $2.0 million for certain real estate which includes a broadcast tower in Florida and approximately $750,000 for certain anticipated leasehold improvements, associated production equipment and furnishings relating to a new operating facility for the Gwinnett Daily Post newspaper.

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make judgments and estimations that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The Company considers its accounting policies relating to intangible assets and income taxes to be critical policies that require judgments or estimations in their application where variances in those judgments or estimations could make a significant difference to future reported results. For a description of these critical accounting policies and estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in the Company’s Form 10-K for the year ended December 31, 2002.

Cautionary Statements for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act

     This quarterly report on Form 10-Q contains “forward-looking statements.” When used in this report, the words “believes,” “expects,” “anticipates,” “estimates” and similar words and expressions are generally intended to identify forward-looking statements, but some of those statements may use other phrasing. Statements that describe the Company’s future strategic plans, goals or objectives are also forward-looking statements. Readers of this report are cautioned that any forward-looking statements, including those regarding the intent, belief or current expectations of the Company or management, are not guarantees of future performance, results or events and involve risks and uncertainties, and that actual results and events may differ materially from those in the forward-looking statements as a result of various factors including, but not limited to, (i) general economic conditions in the markets in which the Company operates, (ii) competitive pressures in the markets in which the Company operates, (iii) the effect of future legislation or regulatory changes on the Company’s operations and (iv) certain other risks relating to our business, including, our dependence on advertising revenues, our need to acquire non-network television programming, the impact of a loss of any of our FCC broadcast licenses, increased competition and capital costs relating to digital advanced television, pending litigation, our significant level of intangible assets and our ability to identify acquisitions successfully, (v) our high debt levels, and (vi) other factors described from time to time in our SEC filings. The forward-looking statements included in this report are made only as of the date hereof. The Company disclaims any obligation to update such forward-looking statements to reflect subsequent events or circumstances.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

     The Company believes that the market risk of the Company’s financial instruments as of March 31, 2003 has not materially changed since December 31, 2002. The market risk profile on December 31, 2002 is disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     The information contained in Note E Income Taxes and Note F Contingencies of the Notes to Consolidated Financial Statements filed as part of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350

(b)	Reports on Form 8-K

None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAY TELEVISION, INC. (Registrant)

Date:	May 13, 2003	By:	/s/ James C. Ryan James C. Ryan, Senior Vice President and Chief Financial Officer

CERTIFICATION

I, J. Mack Robinson, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Gray Television, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report was prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003	/s/ J. Mack Robinson J. Mack Robinson Chief Executive Officer (Principal Executive Officer)

CERTIFICATION

I, James C. Ryan, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Gray Television, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report was prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003	/s/ James C. Ryan James C. Ryan Senior Vice President and Chief Financial Officer (Principal Financial Officer)