Form 10-Q
period 2003-06-30
GRAY TELEVISION INC
filed 2003-08-13
CIK 43196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the quarterly period ended June 30, 2003 or

[  ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                        to                        ..

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  [X]    No  [  ]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock, (No Par Value)	Class A Common Stock, (No Par Value)

43,767,684 shares as of August 8, 2003	6,848,467 shares as of August 8, 2003

INDEX

GRAY TELEVISION, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GRAY TELEVISION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,	December 31,
	2003	2002

	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$14,769	$12,915
Trade accounts receivable, less allowance for doubtful accounts of $917 and $1,339 respectively	50,502	54,770
Recoverable income taxes	1,006	234
Inventories	1,051	1,178
Current portion of program broadcast rights, net	2,919	8,082
Other current assets	2,553	1,691

Total current assets	72,800	78,870

Property and equipment:
Land	16,787	16,758
Buildings and improvements	33,345	32,767
Equipment	171,146	164,834

	221,278	214,359
Allowance for depreciation	(96,272)	(86,127)

	125,006	128,232
Deferred loan costs, net	13,990	13,756
Broadcast licenses	878,108	878,108
Goodwill	174,150	173,341
Other intangible assets, net	5,780	9,423
Other	15,247	14,994

	$1,285,081	$1,296,724

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands)

	June 30,	December 31,
	2003	2002

	(Unaudited)
Liabilities and stockholders’ equity:
Current liabilities:
Trade accounts payable	$3,042	$6,044
Employee compensation and benefits	12,229	13,454
Accrued interest	1,943	1,119
Other accrued expenses	4,015	3,276
Current portion of program broadcast obligations	4,134	9,472
Acquisition related liabilities	2,762	8,051
Deferred revenue	3,502	3,791
Current portion of long-term debt	171	887

Total current liabilities	31,798	46,094
Long-term debt, less current portion	656,264	657,333
Program broadcast obligations, less current portion	1,115	1,126
Deferred income taxes	178,803	174,765
Other	7,586	8,796

	875,566	888,114

Commitments and contingencies
Redeemable Serial Preferred Stock, no par value; cumulative; convertible; designated 5 shares, issued and outstanding 4 shares ($40,000 aggregate liquidation value)	39,233	39,190

Stockholders’ equity:
Common Stock, no par value; authorized 50,000 shares, respectively; issued 43,746 and 43,436, respectively	388,790	385,762
Class A Common Stock, no par value; authorized 15,000 shares; issued 7,962 shares, respectively	15,241	20,173
Retained deficit	(24,633)	(28,176)
Accumulated other comprehensive loss	(382)	-0-
Unearned compensation	(395)	-0-

	378,621	377,759
Treasury Stock at cost, Class A Common Stock, 1,113 shares, respectively	(8,339)	(8,339)

	370,282	369,420

	$1,285,081	$1,296,724

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands except for per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Operating revenues:
Broadcasting (less agency commissions)	$63,551	$29,553	$116,152	$55,006
Publishing	11,143	11,073	21,540	21,216
Paging	1,953	2,074	3,930	4,083

	76,647	42,700	141,622	80,305

Operating expenses:
Operating expenses before depreciation and amortization
Broadcasting	35,744	16,494	70,642	31,975
Publishing	7,933	7,769	15,688	15,420
Paging	1,381	1,371	2,850	2,754
Corporate and administrative	2,107	1,116	4,243	2,116
Depreciation and amortization	7,117	3,700	14,169	7,433

Total operating expenses	54,282	30,450	107,592	59,698

Operating income	22,365	12,250	34,030	20,607
Miscellaneous income, net	51	59	116	97
Appreciation in value of derivatives, net	-0-	341	-0-	730
Interest expense	(10,972)	(7,901)	(22,242)	(16,866)
Loss on early extinguishment of debt	-0-	-0-	-0-	(11,275)

Income (loss) before income taxes and cumulative effect of accounting change	11,444	4,749	11,904	(6,707)
Federal and state income tax expense (benefit)	4,412	1,662	4,701	(2,341)

Net income (loss) before cumulative effect of accounting change	7,032	3,087	7,203	(4,366)
Cumulative effect of accounting change, net of income tax benefit of $8,873	-0-	-0-	-0-	(30,592)

Net income (loss)	7,032	3,087	7,203	(34,958)
Preferred dividends	821	649	1,643	803
Preferred dividends associated with the redemption of		—
preferred stock	-0-	3,969	-0-	3,969

Net income (loss) available to common stockholders	$6,211	$(1,531)	$5,560	$(39,730)

Basic per share information:
Net income (loss) before cumulative effect of accounting change available to common stockholders	$0.12	$(0.10)	$0.11	$(0.58)
Cumulative effect of accounting change, net of income tax benefit	0.00	0.00	0.00	(1.96)

Net income (loss) available to common stockholders	$0.12	$(0.10)	$0.11	$(2.54)

Weighted average shares outstanding	50,406	15,676	50,367	15,662

Diluted per share information:
Net income (loss) before cumulative effect of accounting change available to common stockholders	$0.12	$(0.10)	$0.11	$(0.58)
Cumulative effect of accounting change, net of income tax benefit	0.00	0.00	0.00	(1.96)

Net income (loss) available to common stockholders	$0.12	$(0.10)	$0.11	$(2.54)

Weighted average shares outstanding	50,697	15,676	50,559	15,662

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)
(in thousands except for number of shares)

	Class A
	Common Stock		Common Stock
					Retained
	Shares	Amount	Shares	Amount	Deficit

Balance at December 31, 2002	7,961,574	$20,173	43,435,704	$385,762	$(28,176)
Net income for the six months ended June 30, 2003					7,203
Common Stock dividends ($0.04 per share)					(2,017)
Preferred Stock dividends					(1,643)
Issuance of Common Stock:
401(k) plan			117,667	1,200
Non-qualified stock plan			147,620	1,371
Directors’ stock plan			168	2
Directors’ restricted stock plan			45,000	439
Amortization of unearned compensation
Cost of stock issuance				(195)
Depreciation in value of derivatives, net
Purchase of warrants from related party		(4,932)
Income tax benefit relating to stock plans				211

Balance at June 30, 2003	7,961,574	$15,241	43,746,159	$388,790	$(24,633)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Class A		Accumulated
	Treasury Stock		Other		Total
			Comprehensive	Unearned	Stockholders’
	Shares	Amount	Income (Loss)	Compensation	Equity

Balance at December 31, 2002	(1,113,107)	$(8,339)	$-0-	$-0-	$369,420
Net income for the six months ended June 30, 2003					7,203
Common Stock dividends ($0.04 per share)					(2,017)
Preferred Stock dividends					(1,643)
Issuance of Common Stock:
401(k) plan					1,200
Non-qualified stock plan					1,371
Directors’ stock plan					2
Directors’ restricted stock plan				(439)	-0	-
Amortization of unearned compensation				44	44
Cost of stock issuance					(195)
Depreciation in value of derivatives, net			(382)		(382)
Purchase of warrants from related party					(4,932)
Income tax benefit relating to stock plans					211

Balance at June 30, 2003	(1,113,107)	$(8,339)	$(382)	$(395)	$370,282

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Six Months Ended June 30,

	2003		2002

Operating activities
Net income (loss)	$7,203		$(34,958)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of accounting change	-0	-	30,592
Depreciation	10,526		7,220
Amortization of intangible assets	3,643		213
Amortization of deferred loan costs	864		706
Amortization of bond discount	72		72
Amortization of directors’ restricted stock award	44		-0	-
Amortization of program broadcast rights	5,437		2,661
Write-off loan acquisition costs from early extinguishment of debt	-0	-	3,030
Payments for program broadcast rights	(5,440)		(2,665)
Supplemental employee benefits	(14)		(46)
Common Stock contributed to 401(k) Plan	1,200		385
Deferred income taxes	4,249		(2,375)
Appreciation in value of derivatives, net	-0	-	(730)
(Gain) loss on asset sales	37		(13)
Changes in operating assets and liabilities:
Receivables, inventories and other current assets	2,637		2,459
Accounts payable and other current liabilities	(3,329)		(3,196)

Net cash provided by operating activities	27,129		3,355

Investing activities
Restricted cash for redemption of long-term debt	-0	-	168,557
Deferred acquisition cost	(6,489)		(5,539)
Acquisition of television businesses	(692)		-0	-
Purchases of property and equipment	(7,571)		(8,133)
Other	(270)		(144)

Net cash provided by (used in) investing activities	(15,022)		154,741

Financing activities
Proceeds from borrowings on long-term debt	-0	-	6,273
Repayments of borrowings on long-term debt	(1,894)		(178,910)
Deferred loan costs	(1,097)		(480)
Proceeds from issuance of common stock	1,287		613
Proceeds from issuance of preferred stock	-0	-	30,633
Dividends paid	(3,617)		(1,395)
Purchase of common stock warrants from related party	(4,932)		-0	-
Other	-0	-	82

Net cash used in financing activities	(10,253)		(143,184)

Increase in cash and cash equivalents	1,854		14,912
Cash and cash equivalents at beginning of period	12,915		558

Cash and cash equivalents at end of period	$14,769		$15,470

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE A — BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of Gray Television, Inc. (“Gray” or “the Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and the six-month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information follows (in thousands, except per common share data and ratios):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net income (loss) available to common stockholders, as reported	$6,211	$(1,531)	$5,560	$(39,730)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	-0-	-0-	-0-	-0-
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(533)	(236)	(927)	(507)

Net income (loss) available to common stockholders, pro forma	$5,678	$(1,767)	$4,633	$(40,237)

Net income (loss) per common share:
Basic, as reported	$0.12	$(0.10)	$0.11	$(2.54)
Basic, pro forma	$0.11	$(0.11)	$0.09	$(2.57)
Diluted, as reported	$0.12	$(0.10)	$0.11	$(2.54)
Diluted, pro forma	$0.11	$(0.11)	$0.09	$(2.57)
Risk free interest rates	NA	NA	2.87%	4.49%
Dividend yields	NA	NA	0.85%	0.71%
Expected volatility factors	NA	NA	0.407	0.299
Weighted average expected life of the options	NA	NA	4.500	4.500

NOTE A — BASIS OF PRESENTATION (Continued)

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

Earnings Per Share

     The Company computes earnings per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“EPS”). The following table reconciles net income (loss) before cumulative effect of accounting change to net income (loss) before cumulative effect of accounting change available to common stockholders for the three months and six months ended June 30, 2003 and 2002 (in thousands):

	Three Months Ended				Six Months Ended
	June 30,				June 30,

	2003		2002		2003		2002

Net income (loss) before cumulative effect of accounting change	$7,032		$3,087		$7,203		$(4,366)
Preferred dividends	821		649		1,643		803
Preferred dividends associated with the redemption of preferred stock	-0	-	3,969		-0	-	3,969

Net income (loss) before cumulative effect of accounting change available to common stockholders	$6,211		$(1,531)		$5,560		$(9,138)

Weighted average shares outstanding — basic	50,406		15,676		50,367		15,662
Stock options, warrants and restricted stock	291		-0	-	192		-0	-

Weighted average shares outstanding — diluted	50,697		15,676		50,559		15,662

     For the three month and six month periods ended June 30, 2002, the Company incurred a net loss before cumulative effect of accounting change available to common stockholders. As a result, common shares related to employee stock-based compensation plans, warrants and the effects of convertible preferred stock that could potentially dilute basic earnings per share in the future were not included in the computation of diluted earnings per share as they would have an antidilutive effect for the periods. The number of common stock equivalents excluded from diluted earnings per share for the respective periods because of their antidilutive effect are as follows (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,

	2003		2002	2003		2002

Common stock equivalents excluded from diluted earnings per share	-0	-	523	-0	-	377

Implementation of New Accounting Principles

     In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”), effective for fiscal years beginning after May 15, 2002. For most companies, SFAS 145 requires gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under Statement 4.

NOTE A—BASIS OF PRESENTATION (Continued)

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

     Also in the annual financial statements for 2003, the Company will reclassify as a loss on early extinguishment of debt in income from continuing operations the $16.9 million (before effect of income tax benefit) it had recorded in 2002 as an extraordinary loss on extinguishment of debt. The related income tax benefit of $5.9 million that was deducted from the extraordinary charge in 2002 will be reclassified to the income tax expense (benefit) line item.

Reclassifications

     Certain prior year amounts in the accompanying condensed consolidated financial statements have been reclassified to conform with the 2003 presentation.

NOTE B—LONG-TERM DEBT

     On June 9, 2003, Gray amended its existing senior credit facility to reduce the interest rate on its $375 million term loan. The amendment reduced Gray’s current interest rate by 0.5% annually. Gray paid approximately $1.0 million in fees to amend the agreement.

     Gray’s borrowing capacity, loan maturity dates, loan covenants and other terms of the senior credit facility remain unchanged by the amendment.

     The amended interest pricing on the term loan is presented below with certain terms as defined in the loan agreement. Gray’s interest rate is dependent upon its leverage ratio and is determined at the option of Gray based on the lender’s base rate (generally reflecting the lenders prime rate) plus the specified margin or the London Interbank Offered Rate (“LIBOR”) plus the specified margin.

	Applicable Margin for	Applicable Margin for
Total Leverage Ratio	Base Rate Advances	LIBOR Advances

Greater than or equal to 6.0:1.0	1.250%	2.500%
Less than 6.0:1.0	1.000%	2.250%

     At June 30, 2003, the balance outstanding and the balance available under the Company’s senior credit facility were $375.0 million and $75.0 million, respectively, and the interest rate on the balance outstanding was 3.5%.

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

NOTE B—LONG-TERM DEBT (Continued)

     As of June 30, 2003, the Company’s Senior Subordinated Notes due 2011 (the “9-1/4% Notes”) had a balance outstanding of $278.8 million excluding unamortized discount of $1.3 million.

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

NOTE C—GOODWILL AND INTANGIBLE ASSETS

     In January 2002, the Company adopted Statement of Financial Accounting Standards No. 142,“Goodwill and Other Intangible Assets” (“SFAS 142”), which requires companies to discontinue amortizing goodwill and certain intangible assets with indefinite useful lives. Instead, SFAS 142 requires that goodwill and intangible assets deemed to have indefinite useful lives be reviewed for impairment upon adoption of SFAS 142 and annually thereafter. The Company performs its annual impairment review during the fourth quarter of each year, or whenever events or changes in circumstances indicate that such assets might be impaired. Other intangible assets will continue to be amortized over their useful lives.

NOTE C—GOODWILL AND INTANGIBLE ASSETS (Continued)

     A summary of changes in the Company’s goodwill and other intangible assets during the six month period ended June 30, 2003, by business segment is as follows (in thousands):

		Acquisitions
	December 31,	And				June 30,
	2002	Adjustments		Amortization		2003

Goodwill:
Broadcasting	$156,557	$809		$-0	-	$157,366
Publishing	16,779	-0	-	-0	-	16,779
Paging	5	-0	-	-0	-	5

	$173,341	$809		$-0	-	$174,150

Broadcast licenses:
Broadcasting	$871,615	$-0	-	$-0	-	$871,615
Paging	6,493	-0	-	-0	-	6,493

	$878,108	$-0	-	$-0	-	$878,108

Definite lived intangible assets:
Broadcasting	$8,948	$-0	-	$(3,430)		$5,518
Publishing	475	-0	-	(213)		262

	$9,423	$-0	-	$(3,643)		$5,780

Total intangible assets net of accumulated amortization	$1,060,872	$809		$(3,643)		$1,058,038

     The $809,000 added to goodwill in the current period reflects additional costs incurred for acquisitions that were completed in the fourth quarter of 2002.

     As of June 30, 2003 and December 31, 2002, the Company’s intangible assets and related accumulated amortization consisted of the following (in thousands):

As of June 30, 2003	As of December 31, 2002

Accumulated	Accumulated
Gross	Amortization	Net	Gross	Amortization	Net

Intangible assets not subject to amortization:
Broadcast licenses	$928,559	$(50,451)	$878,108	$928,559	$(50,451)	$878,108
Goodwill	180,440	(6,290)	174,150	179,631	(6,290)	173,341

$1,108,999	$(56,741)	$1,052,258	$1,108,190	$(56,741)	$1,051,449

Intangible assets subject to amortization:
Network affiliation agreements	$523	$(105)	$418	$523	$-0	-	$523
Other definite lived intangible assets	13,265	(7,903)	5,362	13,265	(4,365)	8,900

$13,788	$(8,008)	$5,780	$13,788	$(4,365)	$9,423

Total intangibles	$1,122,787	$(64,749)	$1,058,038	$1,121,978	$(61,106)	$1,060,872

NOTE C—GOODWILL AND INTANGIBLE ASSETS (Continued)

     The Company recorded amortization expense of $1.7 million and $106,000 during the three months ended June 30, 2003 and 2002, respectively. The Company recorded amortization expense of $3.6 million and $213,000 during the six months ended June 30, 2003 and 2002, respectively. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for the succeeding 5 years are as follows: 2004: $968,000; 2005: $669,000; 2006: $317,000; 2007: $259,000 and 2008: $254,000. As acquisitions and dispositions occur in the future, these amounts may vary.

     In connection with a routine review of the Company’s filings with the Securities and Exchange Commission (the “SEC”), the Company and the Staff of the SEC have been discussing whether, in accounting for the Company’s acquisitions of television stations during 2002, value related to network affiliation agreements should have been separately identified as an amortizable intangible asset. In connection with these discussions, which are ongoing, the Company reclassified $523,100 from broadcast licenses to network affiliation agreements. These agreements are being amortized over a useful life equal to the remaining contractual life of the agreement from the date of the television station acquisition in 2002. In addition to this issue, the Company continues to discuss with the Staff of the SEC certain questions relating to the method the company utilized in testing intangible assets for impairment upon adopting SFAS 142 effective January 1, 2002. If the SEC were to require the Company to change its valuation of network affiliation agreements or change the method it utilized to test for intangible asset impairment upon adopting SFAS 142, the Company would likely be required to provide additional non-cash amortization and/or non-cash impairment charges in excess of those recorded effective January 1, 2002 upon adoption of SFAS 142. The Company is presently unable to determine what, if any, impact a final resolution of these discussions with the SEC might have on the Company’s financial statements or what periods might be affected.

NOTE D—INFORMATION ON BUSINESS SEGMENTS

     The Company operates in three business segments: broadcasting, publishing and paging. As of June 30, 2003, the broadcasting segment operates 29 television stations located in the United States. The publishing segment operates four daily newspapers located in Georgia and Indiana. The paging operations are located in Florida, Georgia and Alabama. The following tables present certain financial information concerning the Company’s three operating segments (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Operating revenues:
Broadcasting	$63,551	$29,553	$116,152	$55,006
Publishing	11,143	11,073	21,540	21,216
Paging	1,953	2,074	3,930	4,083

	$76,647	$42,700	$141,622	$80,305

Operating income:
Broadcasting	$19,573	$9,275	$29,150	$15,545
Publishing	2,522	2,600	4,431	4,385
Paging	270	375	449	677

Total operating income	22,365	12,250	34,030	20,607
Miscellaneous income (expense), net	51	59	116	97
Appreciation in value of derivatives, net	-0-	341	-0-	730
Interest expense	(10,972)	(7,901)	(22,242)	(16,866)
Loss on early extinguishment of debt	-0-	-0-	-0-	(11,275)

Income (loss) before income taxes and cumulative effect of accounting change	$11,444	$4,749	$11,904	$(6,707)

Corporate and administrative expenses are allocated to operating income based on segment net revenues.

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

     The Company has an equity investment in Sarkes Tarzian, Inc. (“Tarzian”) representing shares in Tarzian which were originally held by the estate of Mary Tarzian (the “Estate”). As described more fully below, the Company’s ownership of the Tarzian shares is subject to certain litigation.

     On February 12, 1999, Tarzian filed suit in the United States District Court for the Southern District of Indiana against U.S. Trust Company of Florida Savings Bank as Personal Representative of the Estate, claiming that Tarzian had a binding and enforceable contract to purchase the Tarzian shares from the Estate. On February 3, 2003, the Court entered judgment on a jury verdict in favor of Tarzian for breach of contract and awarding Tarzian $4.0 million in damages. On June 23, 2003, the Court denied the Estate’s renewed motion for judgment as a matter of law, and alternatively, for a new trial on the issue of liability; denied Tarzian’s motion to amend the judgment to award Tarzian specific performance of the contract and title to the Tarzian shares; and granted Tarzian’s motion to amend the judgment to include pre-judgment interest on the $4.0 million damage award. The Estate has appealed from the judgment and the Court’s rulings on the post-trial motions and Tarzian has cross-appealed. The Company cannot predict when the final resolution of this litigation will occur.

     On March 7, 2003, Tarzian filed suit in the United States District Court for the Northern District of Georgia against Bull Run Corporation and the Company for tortious interference with contract and conversion. The lawsuit alleges that Bull Run Corporation and Gray purchased the Tarzian shares with actual knowledge that Tarzian had a binding agreement to purchase the stock from the Estate. The lawsuit seeks damages in an amount equal to the liquidation value of the interest in Tarzian that the stock represents, which Tarzian claims to be as much as $75 million, as well as attorneys’ fees, expenses, and punitive damages. The lawsuit also seeks an order requiring the Company and Bull Run Corporation to turn over the stock certificates to Tarzian and relinquish all claims to the stock. The stock purchase agreement with the Estate would permit the Company to make a claim against the Estate in the event that title to the Tarzian Shares is ultimately awarded to Tarzian. The Company filed its answer to the lawsuit on May 14, 2003 denying any liability for Tarzian’s claims. The Company believes it has meritorious defenses and intends to vigorously defend the lawsuit. The Company cannot predict when the final resolution of this litigation will occur.

NOTE G—PURCHASE OF COMMON STOCK WARRANTS FROM RELATED PARTY

     In transactions completed on April 15 and April 16, 2003, the Company purchased warrants held by Bull Run Corporation, a related party and shareholder in the Company, for an aggregate of 1,106,250 shares of Class A Common Stock and 100,000 shares of Common Stock of Gray. The total purchase price, including expenses, was $5.3 million which was paid using cash on hand. The warrants were initially granted in association with the Sarkes Tarzian transaction and the issuance of Series A and Series B Preferred Stock. The purchase of the warrants has been recorded as an increase in the Sarkes Tarzian investment of $395,000 and a decrease in Class A Common Stock of $4.9 million. The warrants were cancelled effective April 16, 2003. The independent directors of Gray approved the transaction after receiving an opinion as to the fairness of the transaction.

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

Broadcasting, Publishing and Paging Revenues

     Set forth below are the principal types of revenues earned by the Company’s broadcasting, publishing and paging operations for the periods indicated and the percentage contribution of each to the Company’s total revenues (dollars in thousands):

	Three Months Ended June 30,

	2003		2002

		Percent		Percent
	Amount	of Total	Amount	of Total

Broadcasting net revenues:
Local	$38,543	50.3%	$16,880	39.6%
National	19,397	25.3	8,891	20.8
Network compensation	2,131	2.8	1,340	3.1
Political	1,552	2.0	1,428	3.3
Production and other	1,928	2.5	1,014	2.4

	$63,551	82.9%	$29,553	69.2%

Publishing net revenues:
Retail	$5,742	7.5%	$5,529	13.0%
Classified	3,212	4.2	3,296	7.7
Circulation	1,962	2.6	2,020	4.7
Other	227	0.3	228	0.5

	$11,143	14.6%	$11,073	25.9%

Paging net revenues:
Paging lease, sales and service	$1,953	2.5%	$2,074	4.9%

Total	$76,647	100.0%	$42,700	100.0%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Six Months Ended June 30,

	2003		2002

		Percent		Percent
	Amount	of Total	Amount	of Total

Broadcasting net revenues:
Local	$71,577	50.5%	$31,913	39.8%
National	34,318	24.2	16,013	19.9
Network compensation	4,128	2.9	2,613	3.3
Political	2,293	1.6	2,189	2.7
Production and other	3,836	2.7	2,278	2.8

	$116,152	82.0%	$55,006	68.5%

Publishing net revenues:
Retail	$10,923	7.7%	$10,402	13.0%
Classified	6,210	4.4	6,295	7.8
Circulation	3,958	2.8	4,032	5.0
Other	449	0.3	487	0.6

	$21,540	15.2%	$21,216	26.4%

Paging net revenues:
Paging lease, sales and service	$3,930	2.8%	$4,083	5.1%

Total	$141,622	100.0%	$80,305	100.0%

Three Months Ended June 30, 2003 Compared To Three Months Ended June 30, 2002

•	Revenues. Total revenues for the three months ended June 30, 2003 increased 80% to $76.6 million as compared to the same period of the prior year due primarily to the results of operations of the television stations acquired in the 2002 Acquisitions.

•	Broadcasting revenues increased 115% to $63.6 million. The primary reason for the increase in revenues was due to the 2002 Acquisitions. The acquired stations had revenue of $33.6 million in the second quarter of 2003. With respect to our television stations that were owned continuously for the quarters ended June 30, 2002 and 2003, revenue increased 1%. This increase was the net result of an increase in local advertising revenue of 3%, national advertising revenue of 3% and other broadcasting revenue of 25% partially offset by decreases in political advertising revenue of 37% and network revenue of 6%. Local advertising revenues increased due to local account development. National advertising revenue increased due, in part, to the ending of combat operations in Iraq. The decrease in cyclical political advertising revenue is due to this being an “off year” in the political cycle which results in fewer political races.

•	Publishing revenues increased 1% to $11.1 million. Retail advertising revenue increased 4%. Classified advertising revenue and circulation revenue decreased 3% and 3%, respectively, as compared with that of the prior year. The increase in retail advertising revenue was due largely to systematic account development and rate increases. Other publishing revenue decreased primarily due to lower employment advertising and lower job printing partially offsetting the increase in retail advertising revenue.

•	Paging revenues decreased 6% to $2.0 million. The decrease was due primarily to price competition and a reduction of units in service. The Company had approximately 61,000 and 69,000 units in service at June 30, 2003 and 2002, respectively. The number of units in service decreased due to increased competition from other communication services and products such as cellular telephones.

     Operating expenses. Operating expenses increased 78.3% to $54.2 million due primarily to the operating results of the television stations acquired in the 2002 Acquisitions.

•	Broadcasting expenses, before depreciation and amortization, increased 117% to $35.7 million. The primary reason for the increase in broadcast expenses was due to the 2002 Acquisitions. The acquired stations had broadcast expense of $19.0 million in the second quarter of 2003. With respect to our television stations that were owned continuously for the quarters ended June 30, 2003 and 2002, broadcast expense increased 1%. For the continuously owned stations, payroll expense increased 4%. Other expenses not associated with employee compensation or syndicated film costs decreased 4%.

•	Publishing expenses, before depreciation and amortization, increased 2% to $7.9 million. Newsprint expenses were consistent with that of the prior year. Newsprint cost per ton has decreased as compared the prior year. Non-newsprint expenses increased 2%.

•	Paging expenses, before depreciation and amortization, remained consistent with that of the prior year at $1.4 million.

•	Corporate and administrative expenses, before depreciation and amortization, increased 89% to $2.1 million due to increased payroll-related costs and increased professional fees accounted for 23% and 55%, respectively, of the overall increase. The increase in compensation related costs was due to increased compensation for existing employees and the hiring of additional employees to help manage the operations of the stations acquired in the 2002 Acquisitions. The increase in other professional fees was due to primarily to increased legal, accounting and banking fees.

•	Depreciation of property and equipment and amortization of intangible assets was $7.1 million for the three months ended June 30, 2003, as compared to $3.7 million for the same period of the prior year, an increase of $3.4 million, or 92%. Depreciation of property and equipment increased 49% to $5.3 million.

Amortization of definite lived intangible assets increased to $1.8 million from $107,000. This increase is due to the assets acquired with the 2002 Acquisitions in the fourth quarter of 2002.

     Appreciation (depreciation) in value of derivatives, net. During 2002 the Company had an interest rate swap agreement that expired on October 9, 2002. During the quarter ended June 30, 2002, the Company recognized appreciation on this interest rate swap agreement. Due to the expiration of this agreement in 2002, no similar appreciation was recorded in 2003. The Company has entered into three new interest rate swap agreements in first quarter of 2003; however, these agreements qualify for hedge accounting treatment and the Company is not required to record appreciation (depreciation) on these new interest rate swap agreements in the Company’s statement of operations. The appreciation (depreciation) on these new interest rate swap agreements have been recorded in the Company’s Statement of Stockholders’ Equity as other comprehensive income.

     Interest expense. Interest expense increased $3.0 million to $11.0 million. This increase was due to several factors. The Company had a higher total average debt balance in 2003 compared to 2002; however, this was largely offset by lower average interest rates in 2003 compared to 2002. The total average debt balance were $655.0 million and $380.0 million for the quarters ended June 30, 2003 and 2002, respectively. The total average interest rates were 6.22% and 7.22% for the quarters ended June 30, 2003 and 2002, respectively. These rates do not include the effect of the interest rate swap agreements that generated interest expense of $75,000 in the current quarter.

     Income tax expense (benefit). An income tax expense of $4.4 million was recorded for the three months ended June 30, 2003 as compared to an income tax expense of $1.7 million for the three months ended June 30, 2002. The recording of the increased expense in the current year as compared to that of the prior year was attributable to having increased income in the current period as compared to the prior period.

     Preferred dividends. Preferred dividends increased to $821,706 for the three months ended June 30, 2003 as compared to $649,275 for the three months ended June 30, 2002. The increase was due to the additional outstanding preferred stock that was issued on April 22, 2002 and related accreted issuance cost. The 2003 preferred dividend amount includes $21,706 of accreted issuance cost.

     Preferred dividends associated with the redemption of preferred stock. On April 22, 2002, the Company issued $40 million (4,000 shares) of a redeemable and convertible preferred stock to a group of private investors and designated it as Series C Preferred Stock. As part of the transaction, holders of the Company’s Series A and Series B Preferred Stock exchanged all of the outstanding shares of each respective series, an aggregate fair value of approximately $8.6 million, for an equal number of shares of the Series C Preferred Stock. In connection with such exchange, the Company recorded a non-cash constructive dividend of $4.0 million during the quarter ended June 30, 2002.

     Net income (loss) available to common stockholders. Net income (loss) available to common stockholders of the Company for the three months ended June 30, 2003 and 2002 was $6.2 million and ($1.5 million), respectively.

Six Months Ended June 30, 2003 Compared To Six Months Ended June 30, 2002

     Revenues. Total revenues for the six months ended June 30, 2003 increased 76% to $141.6 million as compared to the same period of the prior year due primarily to the results of operations of the television stations acquired in the 2002 Acquisitions.

•	Broadcasting revenues increased 111% to $116.2 million. The primary reason for the increase in revenues was due to the 2002 Acquisitions. The acquired stations had revenue of $56.0 million in the first six months of 2003. With respect to our television stations that were owned continuously for the six months ended June 30, 2003 and 2002, revenue was consistent with the prior year. However, the components of broadcast revenue increased and decreased in comparison to the prior year as follows: an increase in local advertising revenue of 3% and other broadcasting revenue of 13% partially offset by a decrease in political advertising revenue of 42% and network revenue of 6%. Local advertising revenues increased due to local account development.

•	Publishing revenues increased 2% to $21.5 million. Retail advertising revenue increased 5%. Classified advertising revenue and circulation revenue decreased 1% and 2%, respectively, as compared with that of the prior year. The increase in retail advertising revenue was due largely to systematic account development and rate increases.

•	Paging revenues decreased 4% to $3.9 million. The decrease was due primarily to price competition and a reduction of units in service. The Company had approximately 61,000 and 69,000 units in service at June 30, 2003 and 2002, respectively. The number of units in service decreased due to increased competition from other communication services and products such as cellular telephones.

Operating expenses. Operating expenses increased 80% to $107.6 million due primarily to the operating results of the television stations acquired in the 2002 Acquisitions.

•	Broadcasting expenses, before depreciation and amortization, increased 121% to $70.7 million. The primary reason for the increase in broadcast expenses was due to the 2002 Acquisitions. The acquired stations had broadcast expense of $34.3 million in the first six months of 2003. With respect to our television stations that were owned continuously for the six months ended June 30, 2003 and 2002, broadcast expense increased 4%. For the continuously owned stations, payroll expense increased 6% including $216,000 of non-cash expenses relating to Company contributions to its 401(k) plan.

•	Publishing expenses, before depreciation and amortization, increased 2% to $15.7 million. Newsprint expenses decreased 1% due to a decline in newsprint prices per ton. There was also an increase in noncash 401(k) contributions.

•	Paging expenses, before depreciation and amortization, increased 4% to $2.9 million due to increased compensation expense of $38,000 and increased non-compensation expense of $58,000. The increase in compensation expense was due to increased benefit costs and the increase in non-compensation expense was due largely to increased professional services fees.

•	Corporate and administrative expenses, before depreciation and amortization, increased 100% to $4.2 million due to increased payroll-related costs and increased professional fees accounted for 40% and 38%, respectively, of the overall increase. The increase in compensation related costs was due to increased compensation for existing employees and the hiring of additional employees to help manage the operations of the stations acquired in the 2002 Acquisitions. The increase in other professional fees was due primarily to increased legal, accounting and banking fees.

•	Depreciation of property and equipment and amortization of intangible assets was $14.2 million for the six months ended June 30, 2003, as compared to $7.4 million for the same period of the prior year, an increase of $6.7 million, or 91%. Depreciation of property and equipment increased 46% to $10.5 million. Amortization of definite lived intangible assets increased to $3.6 million. This increase is due to the assets acquired with the 2002 Acquisitions in the fourth quarter of 2002.

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

     Interest expense. Interest expense increased $5.4 million to $22.2 million. This increase was due to several factors. The Company had a higher total average debt balance in 2003 compared to 2002; however, this was largely offset by lower average interest rates in 2003 compared to 2002. The total average debt balance were $655.0 million and $388.3 million for the six months ended June 30, 2003 and 2002, respectively. The total average interest rates were 6.37% and 7.17% for the quarters ended June 30, 2003 and 2002, respectively. These rates do not include the effect of the interest rate swap agreements that generated interest expense of $138,000 in the current year.

     Loss on Early Extinguishment of Debt. As a result of implementing Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”), the Company has reclassified $11.3 million in expenses associated with the early extinguishment of debt from an extraordinary charge as previously reported for 2002 to a loss on early extinguishment of debt in the current presentation. A similar loss did not occur in first six months of 2003.

     Income tax expense (benefit). An income tax expense of $4.7 million was recorded for the six months ended June 30, 2003 as compared to an income tax benefit of $2.3 million for the six months ended June 30, 2002. The recording of the expense in the current year as compared to the benefit in the prior year was attributable to having income in the current period as compared to a loss in the prior period.

     Preferred dividends. Preferred dividends increased to $1.6 million for the six months ended June 30, 2003 as compared to $803,000 for the six months ended June 30, 2002. The increase was due to the additional outstanding preferred stock that was issued in April 2002 and related accreted issuance cost. The 2003 preferred dividend amount includes $43,410 of accreted issuance cost.

     Preferred dividends associated with the redemption of preferred stock. On April 22, 2002, the Company issued $40 million (4,000 shares) of a redeemable and convertible preferred stock to a group of private investors and designated it as Series C Preferred Stock. As part of the transaction, holders of the Company’s Series A and Series B Preferred Stock exchanged all of the outstanding shares of each respective series, an aggregate fair value of approximately $8.6 million, for an equal number of shares of the Series C Preferred Stock. In connection with such exchange, the Company recorded a non-cash constructive dividend of $4.0 million during the six months ended June 30, 2002.

     Cumulative effect of accounting change, net of income tax benefit. On January 1, 2002, the Company adopted No. 142, “’Goodwill and Other Intangible Assets’’ (“SFAS 142’’), which requires companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life. Instead, SFAS 142 requires that goodwill and intangible assets deemed to have an indefinite useful life be reviewed for impairment upon adoption of SFAS 142 and annually thereafter. Under SFAS 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. As of January 1, 2002, the Company performed the first of the required impairment tests of goodwill and indefinite lived intangible assets. As a result of the required impairment test, in the quarter ended March 31, 2002, the Company recognized a non-cash impairment of goodwill and other intangible assets of $39.5 million ($30.6 million net of income taxes). Such charge is reflected as a cumulative effect of an accounting change in the accompanying 2002 condensed consolidated statement of operations. In calculating the impairment charge, the fair value of the reporting units underlying the segments were estimated using a discounted cash flow methodology. No such write down was recorded in the first six months of 2003.

     Net income (loss) available to common stockholders. Net income (loss) available to common stockholders of the Company for the six months ended June 30, 2003 and 2002 was $5.6 million and ($39.7 million), respectively.

Liquidity and Capital Resources

General

     The following tables present certain data that the Company believes is helpful in evaluating the Company’s liquidity and capital resources (in thousands).

	Six Months Ended June 30,

	2003	2002

Net cash provided by operating activities	$27,129	$3,355
Net cash provided by (used in) investing activities	(15,022)	154,741
Net cash used in financing activities	(10,253)	(143,184)
Net increase in cash and cash equivalents	1,854	14,912

	June 30, 2003	December 31, 2002

Cash and cash equivalents	$14,769	$12,915
Long-term debt including current portion	656,435	658,220
Preferred stock	39,233	39,190
Available credit under senior credit agreement	75,000	75,000

     The Company and its subsidiaries file a consolidated federal income tax return and such state or local tax returns as are required. Although the Company may earn taxable operating income, as of June 30, 2003 the Company anticipates that through the use of its available loss carryforwards it will not pay significant amounts of federal or state income taxes in the next several years.

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

     Net cash provided by operating activities increased $23.7 million. The increase was due primarily to properties acquired in the 2002 Acquisitions. All 16 television stations that the Company acquired in the fourth quarter of 2002 have generated positive cash flow and have significantly contributed to the increase in net cash provided by operating activities.

     Net cash provided by (used in) investing activities decreased $169.8 million. The decrease was due primarily to the redemption of the Company’s 10 5/8% Senior Subordinated Notes in the first quarter of 2002 which used $168.6 million of restricted cash to satisfy the payment of the debt as well as associated interest and fees. No such similar debt redemption took place in 2003.

     Net cash used in financing activities decreased $132.9 million. The decrease was primarily due to the redemption of the Company’s 10 5/8% Senior Subordinated Notes of $155.2 million.

Digital Television Conversion

     As of August 9, 2003, the Company was broadcasting a digital signal at 23 of its 29 stations. The Company currently intends to have all such required installations completed as soon as practicable. The Federal Communications Commission (the “FCC”) required that all commercial stations be operational by May of 2002. As necessary, the Company has requested and received approval from the FCC to extend the May 2002 deadline by varying periods of time for all of the Company’s remaining stations that are not currently broadcasting in digital. Given the Company’s good faith efforts to comply with the existing deadline and the facts specific to each extension request, the Company believes the FCC will grant any further deadline extension requests that become necessary.

     The Company paid approximately $3.5 million for digital transmission equipment for the six months ended June 30, 2003 and currently anticipates an additional $10.0 million and $8.7 million of cash payments for equipment and services to be paid during the remainder of 2003 and 2004, respectively.

     For the full year of 2003, the Company currently anticipates that the aggregate cash payments with respect to capital expenditures, including digital television broadcast systems, will range between $22.0 million and $23.0 million. Included in this amount are anticipated expenditures of approximately $2.0 million for certain real estate which includes a broadcast tower in Florida and approximately $750,000 for certain anticipated leasehold improvements, associated production equipment and furnishings relating to a new operating facility for the Gwinnett Daily Post newspaper.

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

Purchase of Common Stock Warrants from Related Party

     In transactions completed on April 15 and April 16, 2003, the Company purchased warrants held by Bull Run Corporation, a related party and shareholder in the Company, for an aggregate of 1,106,250 shares of Class A Common Stock and 100,000 shares of Common Stock of Gray. The total purchase price, including expenses, was $5.3 million which was paid using cash on hand. The warrants were initially granted in association with the Sarkes Tarzian transaction and the issuance of Series A and Series B Preferred Stock. The purchase of the warrants has been recorded as an increase in the Sarkes Tarzian investment of $395,000 and a decrease in Class A Common Stock of $4.9 million. The warrants were cancelled effective April 16, 2003. The independent directors of Gray approved the transaction after receiving an opinion as to the fairness of the transaction.

Critical Accounting Policies

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make judgments and estimations that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The Company considers its accounting policies relating to intangible assets and income taxes to be critical policies that require judgments or estimations in their application where variances in those judgments or estimations could make a significant difference to future reported results. For a description of these critical accounting policies and estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in the Company’s Form 10-K for the year ended December 31, 2002 and Note C Goodwill and Intangible Assets in Part I of this report.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

     The Company believes that the market risk of the Company’s financial instruments as of June 30, 2003 has not materially changed since December 31, 2002. The market risk profile on December 31, 2002 is disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Item 4. Controls and Procedures

     As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the CEO and the CFO have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no significant changes in the Company’s internal control over financial reporting identified in connection with this evaluation that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     The information contained in Note E Income Taxes and Note F Contingencies of the Notes to Consolidated Financial Statements filed as part of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 4. Submission of Matters to a Vote of Security Holders

     The following matters were voted upon at the 2003 Annual Meeting of Shareholders of the Company, on May 14, 2003, and votes were cast as indicated.

(c)	The following directors were elected:

Nominee	Common Stock Votes		Class A Votes

	For	Withhold	For	Withhold

J. Mack Robinson	28,330,165	289,221	55,492,020	30,530
Robert S. Prather, Jr.	28,513,664	105,722	55,472,990	49,560
Hilton H. Howell, Jr.	28,310,033	309,353	54,883,670	638,880
William E. Mayher, III	17,645,797	10,973,589	51,233,480	4,289,070
Richard L. Boger	17,640,878	10,978,508	51,233,700	4,288,850
Ray M. Deaver	28,523,664	95,722	55,472,990	49,560
Howell W. Newton	17,672,197	10,947,189	51,233,700	4,288,850
Hugh Norton	27,429,464	1,189,922	54,842,990	679,560
Harriett J. Robinson	28,520,933	98,453	54,903,670	618,880

(a)	The Gray Television, Inc. Directors’ Restricted Stock Plan was approved as follows:

Common Stock Votes

Common Stock Votes			Class A Votes

For	Against	Abstain	For	Against	Abstain

27,318,537	1,219,647	81,202	54,122,580	1,244,970	155,000

(b)	The Gray Television, Inc. Employee Stock Purchase Plan was approved as follows:

Common Stock Votes				Class A Votes

For	Against	Abstain	For	Against	Abstain

28,067,918	472,867	78,600	55,294,750	72,800	155,000

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit 31.1 Rule 13 (a) — 14(a) Certificate of Chief Executive Officer

Exhibit 31.1 Rule 13 (a) — 14(a) Certificate of Chief Financial Officer

Exhibit 32.1 Section 1350 Certificate of Chief Executive Officer

Exhibit 32.1 Section 1350 Certificate of Chief Financial Officer

(b)	Reports on Form 8-K

On May 13, 2003 the Company furnished a report on Form 8-K that contained its earnings release for the quarter ended March 31, 2003.

On June 13, 2003, the Company filed a report on Form 8-K with the Securities and Exchange Commission that contained a material contract that amended its existing bank loan agreement.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAY TELEVISION, INC. (Registrant)
Date: August 13, 2003	By:	/s/ James C. Ryan

James C. Ryan, Senior Vice President and Chief Financial Officer