Form 10-Q
period 2003-09-30
GRAY TELEVISION INC
filed 2003-11-12
CIK 43196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003 or

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑ No ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock, (No Par Value)	Class A Common Stock, (No Par Value)

43,808,388 shares as of November 10, 2003	5,830,820 shares as of November 10, 2003

INDEX

GRAY TELEVISION, INC.

PART I.	FINANCIAL INFORMATION	PAGE

Item 1.	Financial Statements

	Condensed consolidated balance sheets – September 30, 2003 (Unaudited) and December 31, 2002	3

	Condensed consolidated statements of operations (Unaudited) – Three months ended September 30, 2003 and 2002 Nine months ended September 30, 2003 and 2002	5

	Condensed consolidated statement of stockholders’ equity (Unaudited) — Nine months ended September 30, 2003	6

	Condensed consolidated statements of cash flows (Unaudited) – Nine months ended September 30, 2003 and 2002	7

	Notes to condensed consolidated financial statements (Unaudited) – September 30, 2003	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	23

Item 4.	Controls and Procedures	23

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	24

Item 6.	Exhibits and Reports on Form 8-K	24

SIGNATURES		25

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,	December 31,
	2003	2002

	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$10,208	$12,915
Trade accounts receivable, less allowance for doubtful accounts of $890 and $1,339 respectively	50,753	54,770
Recoverable income taxes	679	234
Inventories	1,063	1,178
Current portion of program broadcast rights, net	9,956	8,082
Other current assets	2,104	1,691

Total current assets	74,763	78,870

Property and equipment:
Land	17,587	16,758
Buildings and improvements	33,370	32,767
Equipment	180,530	164,834

	231,487	214,359
Allowance for depreciation	(101,433)	(86,127)

	130,054	128,232

Deferred loan costs, net	13,580	13,756
Broadcast licenses	878,108	878,108
Goodwill	174,187	173,341
Other intangible assets, net	4,193	9,423
Other	15,739	14,994

	$1,290,624	$1,296,724

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands)

	September 30,	December 31,
	2003	2002

	(Unaudited)
Liabilities and stockholders’ equity:
Current liabilities:
Trade accounts payable	$2,861	$6,044
Employee compensation and benefits	11,366	13,454
Accrued interest	10,373	1,119
Other accrued expenses	4,310	3,276
Current portion of program broadcast obligations	11,528	9,472
Acquisition related liabilities	3,208	8,051
Deferred revenue	3,391	3,791
Current portion of long-term debt	153	887

Total current liabilities	47,190	46,094
Long-term debt, less current portion	655,751	657,333
Program broadcast obligations, less current portion	1,131	1,126
Deferred income taxes	181,707	174,765
Other	8,148	8,796

	893,927	888,114

Commitments and contingencies
Redeemable Serial Preferred Stock, no par value; cumulative; convertible; designated 5 shares, issued and outstanding 4 shares ($40,000 aggregate liquidation value)	39,255	39,190

Stockholders’ equity:
Common Stock, no par value; authorized 50,000 shares, respectively; issued 43,808 and 43,436, respectively	389,542	385,762
Class A Common Stock, no par value; authorized 15,000 shares; issued 7,962 shares, respectively	15,241	20,173
Retained deficit	(20,894)	(28,176)
Accumulated other comprehensive loss, net of tax	(184)	-0-
Unearned compensation	(373)	-0-

	383,332	377,759

Treasury Stock at cost, Common Stock, 12 and -0- shares, respectively	(200)	-0-
Treasury Stock at cost, Class A Common Stock, 2,131 and 1,113 shares, respectively	(25,690)	(8,339)

	357,442	369,420

	$1,290,624	$1,296,724

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands except for per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Operating revenues:
Broadcasting (less agency commissions)	$60,372	$29,535	$176,524	$84,541
Publishing	10,995	10,858	32,535	32,074
Paging	1,985	2,116	5,915	6,199

	73,352	42,509	214,974	122,814

Operating expenses:
Operating expenses before depreciation and amortization
Broadcasting	35,657	16,647	106,299	48,622
Publishing	7,917	7,790	23,605	23,210
Paging	1,384	1,360	4,234	4,114
Corporate and administrative	1,916	1,169	6,159	3,285
Depreciation and amortization	6,990	3,632	21,159	11,065

Total operating expenses	53,864	30,598	161,456	90,296

Operating income	19,488	11,911	53,518	32,518
Miscellaneous income (expense), net	16	(42)	132	55
Appreciation in value of derivatives, net	-0-	851	-0-	1,581
Interest expense	(10,458)	(8,049)	(32,700)	(24,915)
Loss on early extinguishment of debt	-0-	-0-	-0-	(11,275)

Income (loss) before income taxes and cumulative effect of accounting change	9,046	4,671	20,950	(2,036)
Federal and state income tax expense (benefit)	3,490	1,555	8,191	(786)

Net income (loss) before cumulative effect of accounting change	5,556	3,116	12,759	(1,250)
Cumulative effect of accounting change, net of income tax benefit of $8,873	-0-	-0-	-0-	(30,592)

Net income (loss)	5,556	3,116	12,759	(31,842)
Preferred dividends	822	800	2,465	1,603
Preferred dividends associated with the redemption of preferred stock	-0-	-0-	-0-	3,969

Net income (loss) available to common stockholders	$4,734	$2,316	$10,294	$(37,414)

Basic per share information:
Net income (loss) before cumulative effect of accounting change available to common stockholders	$0.09	$0.15	$0.20	$(0.43)
Cumulative effect of accounting change, net of income tax benefit	0.00	0.00	0.00	(1.95)

Net income (loss) available to common stockholders	$0.09	$0.15	$0.20	$(2.38)

Weighted average shares outstanding	50,095	15,752	50,275	15,692

Diluted per share information:
Net income (loss) before cumulative effect of accounting change available to common stockholders	$0.09	$0.14	$0.20	$(0.43)
Cumulative effect of accounting change, net of income tax benefit	0.00	0.00	0.00	(1.95)

Net income (loss) available to common stockholders	$0.09	$0.14	$0.20	$(2.38)

Weighted average shares outstanding	50,596	16,027	50,574	15,692

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)
(in thousands except for number of shares)

	Class A					Class A
	Common Stock		Common Stock			Treasury Stock
					Retained
	Shares	Amount	Shares	Amount	Deficit	Shares	Amount

Balance at December 31, 2002	7,961,574	$20,173	43,435,704	$385,762	$(28,176)	(1,113,107)	$(8,339)
Net income for the Nine months ended September 30, 2003					12,759
Common Stock dividends ($0.06 per share)					(3,012)
Preferred Stock dividends					(2,465)
Issuance of Common Stock:
401(k) plan			142,628	1,514
Non-qualified stock plan			184,920	1,767
Directors’ stock plan			168	2
Directors’ restricted stock plan			45,000	439
Amortization of unearned compensation
Cost of stock issuance				(195)
Depreciation in value of derivatives, net
Purchase of stock						(1,017,647)	(17,351)
Purchase of warrants from related party		(4,932)
Income tax benefit relating to stock plans				253

Balance at September 30, 2003	7,961,574	$15,241	43,808,420	$389,542	$(20,894)	(2,130,754)	$(25,690)

[Additional columns below]

[Continued from above table, first column(s) repeated]

Common Stock	Accumulated
Treasury Stock	Other	Total
Comprehensive	Unearned	Stockholders’
Shares	Amount	(Income (Loss)	Compensation	Equity

Balance at December 31, 2002	-0	-	$-0	-	$-0	-	$-0	-	$369,420
Net income for the Nine months ended September 30, 2003	12,759
Common Stock dividends ($0.06 per share)	(3,012)
Preferred Stock dividends	(2,465)
Issuance of Common Stock:
401(k) plan	1,514
Non-qualified stock plan	1,767
Directors’ stock plan	2
Directors’ restricted stock plan	(439)	-0	-
Amortization of unearned compensation	66	66
Cost of stock issuance	(195)
Depreciation in value of derivatives, net	(184)	(184)
Purchase of stock	(11,750)	(200)	(17,551)
Purchase of warrants from related party	(4,932)
Income tax benefit relating to stock plans	253

Balance at September 30, 2003	(11,750)	$(200)	$(184)	$(373)	$357,442

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Nine Months Ended
	September 30,

	2003		2002

Operating activities
Net income (loss)	$12,759		$(31,841)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of accounting change	-0	-	30,592
Depreciation	15,928		10,746
Amortization of intangible assets	5,231		319
Amortization of deferred loan costs	1,328		1,083
Amortization of bond discount	108		108
Amortization of directors’ restricted stock award	66		-0	-
Amortization of program broadcast rights	8,382		4,044
Write-off loan acquisition costs from early extinguishment of debt	-0	-	3,030
Payments for program broadcast rights	(8,257)		(4,095)
Supplemental employee benefits	(25)		(68)
Common Stock contributed to 401(k) Plan	1,514		572
Deferred income taxes	7,318		(1,051)
Appreciation in value of derivatives, net	-0	-	(1,581)
(Gain) loss on asset sales	80		107
Changes in operating assets and liabilities:
Receivables, inventories and other current assets	3,136		3,655
Accounts payable and other current liabilities	4,116		1,700

Net cash provided by operating activities	51,684		17,320

Investing activities
Restricted cash for redemption of long-term debt	-0	-	168,557
Deferred acquisition cost	(7,509)		(8,770)
Acquisition of television businesses	(797)		-0	-
Purchases of property and equipment	(15,974)		(11,386)
Other	(292)		(256)

Net cash provided by (used in) investing activities	(24,572)		148,145

Financing activities
Proceeds from borrowings on long-term debt	-0	-	6,272
Repayments of borrowings on long-term debt	(2,454)		(179,019)
Deferred loan costs	(1,152)		(3,070)
Proceeds from issuance of common stock	1,769		792
Proceeds from issuance of preferred stock	-0	-	30,556
Dividends paid	(5,412)		(2,546)
Purchase of common stock from related party	(17,552)		-0	-
Purchase of common stock warrants from related party	(4,932)		-0	-
Other	(86)		82

Net cash used in financing activities	(29,819)		(146,933)

Increase (decrease) in cash and cash equivalents	(2,707)		18,532
Cash and cash equivalents at beginning of period	12,915		558

Cash and cash equivalents at end of period	$10,208		$19,090

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE A—BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of Gray Television, Inc. (“Gray” or “the Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and the nine-month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information follows (in thousands, except per common share data and ratios):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income (loss) available to common stockholders, as reported	$4,734	$2,316	$10,294	$(37,414)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	-0-	-0-	-0-	-0-
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(311)	(234)	(1,035)	(593)

Net income (loss) available to common stockholders, pro forma	$4,423	$2,082	$9,259	$(38,007)

Net income (loss) per common share, pro forma:
Basic, as reported	$0.09	$0.15	$0.20	$(2.38)
Basic, pro forma	$0.09	$0.13	$0.18	$(2.42)

Diluted, as reported	$0.09	$0.14	$0.20	$(2.38)
Diluted, pro forma	$0.09	$0.13	$0.18	$(2.42)

Risk free interest rates	NA	2.68%	2.86%	3.42%
Dividend yields	NA	0.88%	0.85%	0.81%
Expected volatility factors	NA	38.20%	40.84%	34.79%
Weighted average expected life of the options	NA	4.500	4.500	4.500

GRAY TELEVISION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

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

Earnings Per Share

     The Company computes earnings per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“EPS”). The following table reconciles net income (loss) before cumulative effect of accounting change to net income (loss) before cumulative effect of accounting change available to common stockholders for the three months and nine months ended September 30, 2003 and 2002 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income (loss) before cumulative effect of accounting change	$5,556	$3,116	$12,759	$(1,250)
Preferred dividends	822	800	2,465	1,603
Preferred dividends associated with the redemption of preferred stock	-0-	-0-	-0-	3,969

Net income (loss) before cumulative effect of accounting change available to common stockholders	$4,734	$2,316	$10,294	$(6,822)

Weighted average shares outstanding — basic	50,095	15,752	50,275	15,692
Stock options, warrants and restricted stock	501	275	299	-0-

Weighted average shares outstanding — diluted	50,596	16,027	50,574	15,692

     For the nine month period ended September 30, 2002, the Company incurred a net loss before cumulative effect of accounting change available to common stockholders. As a result, common shares related to employee stock-based compensation plans, warrants and the effects of convertible preferred stock that could potentially dilute basic earnings per share in the future were not included in the computation of diluted earnings per share as they would have an antidilutive effect for the period. The number of common stock equivalents excluded from diluted earnings per share for the respective periods because of their antidilutive effect are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Common stock equivalents excluded from diluted earnings per share	-0-	-0-	-0-	330

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

GRAY TELEVISION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

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

     At September 30, 2003, the balance outstanding and the balance available under the Company’s senior credit facility were $375.0 million and $75.0 million, respectively, and the interest rate on the balance outstanding was 3.4%.

GRAY TELEVISION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

NOTE B—LONG-TERM DEBT (Continued)

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

     As of September 30, 2003, the Company’s Senior Subordinated Notes due 2011 (the “9 1/4% Notes”) had a balance outstanding of $278.8 million excluding unamortized discount of $1.2 million.

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

     The Company is a holding company with no material independent assets or operations, other than its investment in its subsidiaries. The aggregate assets, liabilities, earnings and equity of the Subsidiary Guarantors are substantially equivalent to the assets, liabilities, earnings and equity of the Company on a consolidated basis. The Subsidiary Guarantors are, directly or indirectly, wholly owned subsidiaries of the Company and the Subsidiary Guarantees are full, unconditional and joint and several. All of the current and future direct and indirect subsidiaries of the Company are guarantors of the 9 1/4% Notes. Accordingly, separate financial statements and other disclosures of each of the Subsidiary Guarantors are not presented because the Company has no independent assets or operations, the guarantees are full and unconditional and joint and several and any subsidiaries of the parent company other than the Subsidiary Guarantors are minor. The senior credit facility is collateralized by substantially all of the Company’s existing and hereafter acquired assets except real estate.

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

GRAY TELEVISION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

NOTE C—GOODWILL AND INTANGIBLE ASSETS (Continued)

     A summary of changes in the Company’s goodwill and other intangible assets during the nine month period ended September 30, 2003, by business segment is as follows (in thousands):

		Acquisitions
	December 31,	And				September 30,
	2002	Adjustments		Amortization		2003

Goodwill:
Broadcasting	$156,557	$846		$-0	-	$157,403
Publishing	16,779	-0	-	-0	-	16,779
Paging	5	-0	-	-0	-	5

	$173,341	$846		$-0	-	$174,187

Broadcast licenses:
Broadcasting	$871,615	$-0	-	$-0	-	$871,615
Paging	6,493	-0	-	-0	-	6,493

	$878,108	$-0	-	$-0	-	$878,108

Definite lived intangible assets:
Broadcasting	$8,948	$-0	-	$(4,911)		$4,037
Publishing	475	-0	-	(319)		156

	$9,423	$-0	-	$(5,230)		$4,193

Total intangible assets net of accumulated amortization	$1,060,872	$846		$(5,230)		$1,056,488

     The $846,000 added to goodwill in the current period reflects additional costs incurred for acquisitions that were completed in the fourth quarter of 2002.

     As of September 30, 2003 and December 31, 2002, the Company’s intangible assets and related accumulated amortization consisted of the following (in thousands):

As of September 30, 2003	As of December 31, 2002

Accumulated	Accumulated
Gross	Amortization	Net	Gross	Amortization	Net

Intangible assets not subject to amortization:
Broadcast licenses	$928,559	$(50,451)	$878,108	$928,559	$(50,451)	$878,108
Goodwill	180,477	(6,290)	174,187	179,631	(6,290)	173,341

$1,109,036	$(56,741)	$1,052,295	$1,108,190	$(56,741)	$1,051,449

Intangible assets subject to amortization:
Network affiliation agreements	$523	$(145)	$378	$523	$-0	-	$523
Other definite lived intangible assets	13,265	(9,450)	3,815	13,265	(4,365)	8,900

$13,788	$(9,595)	$4,193	$13,788	$(4,365)	$9,423

Total intangibles	$1,122,824	$(66,336)	$1,056,488	$1,121,978	$(61,106)	$1,060,872

GRAY TELEVISION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

NOTE C—GOODWILL AND INTANGIBLE ASSETS (Continued)

     The Company recorded amortization expense of $1.6 million and $107,000 during the three months ended September 30, 2003 and 2002, respectively. The Company recorded amortization expense of $5.2 million and $322,000 during the nine months ended September 30, 2003 and 2002, respectively. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for the succeeding 5 years are as follows: 2004: $970,000; 2005: $670,000; 2006: $317,000; 2007: $259,000 and 2008: $254,000. As acquisitions and dispositions occur in the future, these amounts may vary.

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

NOTE D—INFORMATION ON BUSINESS SEGMENTS

     The Company operates in three business segments: broadcasting, publishing and paging. As of September 30, 2003, the broadcasting segment operates 29 television stations located in the United States. The publishing segment operates four daily newspapers located in Georgia and Indiana. The paging operations are located in Florida, Georgia and Alabama. The following tables present certain financial information concerning the Company’s three operating segments (in thousands):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,

	2003		2002		2003		2002

Operating revenues:
Broadcasting	$60,372		$29,535		$176,524		$84,541
Publishing	10,995		10,858		32,535		32,074
Paging	1,985		2,116		5,915		6,199

	$73,352		$42,509		$214,974		$122,814

Operating income:
Broadcasting	$16,772		$9,119		$45,922		$24,665
Publishing	2,397		2,366		6,827		6,751
Paging	319		426		769		1,102

Total operating income	19,488		11,911		53,518		32,518
Miscellaneous income (expense), net	16		(42)		132		55
Appreciation in value of derivatives, net	-0	-	851		-0	-	1,581
Interest expense	(10,458)		(8,049)		(32,700)		(24,915)
Loss on early extinguishment of debt	-0	-	-0	-	-0	-	(11,275)

Income (loss) before income taxes and cumulative effect of accounting change	$9,046		$4,671		$20,950		$(2,036)

     Corporate and administrative expenses are allocated to operating income based on segment net revenues.

GRAY TELEVISION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

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

     On February 12, 1999, Tarzian filed suit in the United States District Court for the Southern District of Indiana against U.S. Trust Company of Florida Savings Bank as Personal Representative of the Estate, claiming that Tarzian had a binding and enforceable contract to purchase the Tarzian shares from the Estate. On February 3, 2003, the Court entered judgment on a jury verdict in favor of Tarzian for breach of contract and awarding Tarzian $4.0 million in damages. On June 23, 2003, the Court denied the Estate’s renewed motion for judgment as a matter of law, and alternatively, for a new trial on the issue of liability; denied Tarzian’s motion to amend the judgment to award Tarzian specific performance of the contract and title to the Tarzian shares; and granted Tarzian’s motion to amend the judgment to include pre-judgment interest on the $4.0 million damage award. The Estate has appealed from the judgment and the Court’s rulings on the post-trial motions, and Tarzian has cross-appealed. The Company cannot predict when the final resolution of this litigation will occur.

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

GRAY TELEVISION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

NOTE G—PURCHASE OF COMMON STOCK WARRANTS FROM RELATED PARTY

     In transactions completed on April 15 and April 16, 2003, the Company purchased warrants held by Bull Run Corporation (“Bull Run”), a related party and shareholder in the Company, for an aggregate of 1,106,250 shares of Class A Common Stock and 100,000 shares of Common Stock of Gray. The total purchase price, including expenses, was $5.3 million which was paid using cash on hand. The warrants were initially granted in association with the Sarkes Tarzian transaction and the issuance of Series A and Series B Preferred Stock. The purchase of the warrants has been recorded as an increase in the Sarkes Tarzian investment of $395,000 and a decrease in Class A Common Stock of $4.9 million. The warrants were cancelled effective April 16, 2003. The independent directors of Gray approved the transaction after receiving an opinion as to the fairness of the transaction.

NOTE H—PURCHASE OF COMMON STOCK AND CLASS A COMMON STOCK FROM RELATED PARTY

     On August 19, 2003 the Company repurchased from Bull Run 1,017,647 shares of the Company’s Class A Common Stock and 11,750 shares of the Company’s Common Stock. Under the terms of the stock purchase agreement between the parties, which was approved by a Special Committee of the Company’s Board of Directors, the Company paid Bull Run $16.95 per share. Gray funded the $17.6 million aggregate purchase price by utilizing cash on hand.

     In a related transaction, certain family entities of Mr. J. Mack Robinson, the Company’s Chairman and CEO, collectively purchased one million shares of the Company’s class A Common Stock from Bull Run for $16.95 per share. As a result of these two transactions, Bull Run no longer holds any shares of the Company’s stock.

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

     The Company acquired Gray MidAmerica Television (formerly Stations Holding Company) and KOLO-TV (the “2002 Acquisitions”) during the fourth quarter of 2002. The acquisitions were accounted for under the purchase method of accounting. The operating results of the television stations acquired in the 2002 Acquisitions were included in the 2002 operating results from the date of their acquisitions and forward.

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

Broadcasting, Publishing and Paging Revenues

     Set forth below are the principal types of revenues earned by the Company’s broadcasting, publishing and paging operations for the periods indicated and the percentage contribution of each to the Company’s total revenues (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,

	2003		2002		2003		2002

		Percent		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total

Broadcasting net revenues:
Local	$37,164	50.7%	$15,958	37.5%	$108,741	50.6%	$47,871	39.0%
National	17,829	24.3	8,082	19.0	52,147	24.3	24,095	19.6
Network compensation	2,105	2.9	1,368	3.2	6,233	2.9	3,981	3.2
Political	1,124	1.5	3,211	7.6	3,417	1.6	5,399	4.4
Production and other	2,150	2.9	916	2.2	5,986	2.7	3,195	2.6

	$60,372	82.3%	$29,535	69.5%	$176,524	82.1%	$84,541	68.8%

Publishing net revenues:
Retail	$5,518	7.5%	$5,258	12.4%	$16,441	7.6%	$15,660	12.8%
Classified	3,286	4.5	3,310	7.8	9,496	4.4	9,605	7.8
Circulation	2,042	2.8	2,011	4.7	6,000	2.8	6,043	4.9
Other	149	0.2	279	0.6	598	0.3	766	0.7

	$10,995	15.0%	$10,858	25.5%	$32,535	15.1%	$32,074	26.2%

Paging net revenues:
Paging lease, sales and service	$1,985	2.7%	$2,116	5.0%	$5,915	2.8%	$6,199	5.0%

Total	$73,352	100.0%	$42,509	100.0%	$214,974	100.0%	$122,814	100.0%

Three Months Ended September 30, 2003 Compared To Three Months Ended September 30, 2002

Revenues. Total revenues for the three months ended September 30, 2003 increased 73% to $73.4 million as compared to the same period of the prior year due primarily to the results of operations of the television stations acquired in the 2002 Acquisitions.

•	Broadcasting revenues increased 104% to $60.4 million. The primary reason for the increase in revenues was due to the 2002 Acquisitions. The acquired stations had revenue of $31.8 million in the third quarter of 2003. With respect to our television stations that were owned continuously for the quarters ended September 30, 2002 and 2003, revenue decreased 3%. This decrease was primarily the net result of an increase in local advertising revenue of 7% and national advertising revenue of 6% offset by decreases in political advertising revenue of 93%. Local advertising revenues increased due to local account development. National advertising revenue increased due, in part, to slowly improving general economic conditions and commercial inventory being available for use by national customers rather than being used for political advertising. The decrease in cyclical political advertising revenue is due to this being an “off year” in the political cycle which results in fewer political races.

•	Publishing revenues increased 1% to $11.0 million. Retail advertising revenue and circulation revenue increased 5% and 2%, respectively. Classified advertising revenue decreased 1%. The increase in retail advertising revenue was due largely to systematic account development and rate increases.

•	Paging revenues decreased 6% to $2.0 million. The decrease was due primarily to price competition and a reduction of units in service. The Company had approximately 58,000 and 72,000 units in service at September 30, 2003 and 2002, respectively. The number of units in service decreased due to increased competition from other communication services and products such as cellular tellephones.

     Operating expenses. Operating expenses increased 76% to $53.9 million due primarily to the operating results of the television stations acquired in the 2002 Acquisitions.

•	Broadcasting expenses, before depreciation and amortization, increased 114% to $35.7 million. The primary reason for the increase in broadcast expenses was due to the 2002 Acquisitions. The acquired stations had broadcast expense of $18.8 million in the third quarter of 2003. With respect to our television stations that were owned continuously for the quarters ended September 30, 2003 and 2002, broadcast expense increased 1%. For the continuously owned stations, payroll expense increased 4%. Other expenses not associated with employee compensation decreased 2%.

•	Publishing expenses, before depreciation and amortization, increased 2% to $7.9 million. Newsprint expenses increased $73,000 or 7%. Newsprint cost per ton increased 10% as compared the prior year. Non-newsprint expenses increased 1%.

•	Paging expenses, before depreciation and amortization, remained consistent with that of the prior year at $1.4 million.

•	Corporate and administrative expenses, before depreciation and amortization, increased 64% to $1.9 million due to increased payroll-related costs and increased professional fees accounted for the majority of the overall increase. The increase in compensation related costs was due to increased compensation for existing employees and the hiring of additional employees to help manage the operations of the stations acquired in the 2002 Acquisitions. The increase in other professional fees was due to primarily to increased legal, accounting and banking fees.

•	Depreciation of property and equipment and amortization of intangible assets was $7.0 million for the three months ended September 30, 2003, as compared to $3.6 million for the same period of the prior year, an increase of $3.6 million, or 92%. This increase is due to the assets acquired with the 2002 Acquisitions in the fourth quarter of 2002.

     Appreciation (depreciation) in value of derivatives, net. During 2002 the Company had an interest rate swap agreement that expired on October 9, 2002. During the quarter ended September 30, 2002, the Company recognized appreciation on this interest rate swap agreement. Due to the expiration of this agreement in 2002, no similar appreciation was recorded in 2003. The Company has entered into three new interest rate swap agreements in first quarter of 2003; however, these agreements qualify for hedge accounting treatment and the Company is not required to record appreciation (depreciation) on these new interest rate swap agreements in the Company’s statement of operations. The appreciation (depreciation) on these new interest rate swap agreements have been recorded in the Company’s Statement of Stockholders’ Equity as other comprehensive income.

     Interest expense. Interest expense increased $2.4 million to $10.5 million. This increase was due to several factors. The Company had a higher total average debt balance in 2003 compared to 2002; however, this was largely offset by lower average interest rates in 2003 compared to 2002. The total average debt balances were $657.0 million and $381.0 million for the quarters ended September 30, 2003 and 2002, respectively. The total average interest rates were 5.94% and 7.48% for the quarters ended September 30, 2003 and 2002, respectively. These rates do not include the effect of the interest rate swap agreements that generated interest expense of $92,000 in the current quarter.

     Income tax expense (benefit). An income tax expense of $3.5 million was recorded for the three months ended September 30, 2003 as compared to an income tax expense of $1.6 million for the three months ended September 30, 2002. The recording of the increased expense in the current year as compared to that of the prior year was attributable to having increased income in the current period as compared to the prior period.

     Preferred dividends. Preferred dividends increased to $821,706 for the three months ended September 30, 2003 as compared to $800,000 for the three months ended September 30, 2002. The increase was due to the accretion of the issuance cost in the amount of $21,706.

     Net income (loss) available to common stockholders. Net income (loss) available to common stockholders of the Company for the three months ended September 30, 2003 and 2002 was $4.7 million and $2.3 million, respectively.

Nine Months Ended September 30, 2003 Compared To Nine Months Ended September 30, 2002

•	Revenues. Total revenues for the nine months ended September 30, 2003 increased 75% to $215.0 million as compared to the same period of the prior year due primarily to the results of operations of the television stations acquired in the 2002 Acquisitions.

•	Broadcasting revenues increased 109% to $176.5 million. The primary reason for the increase in revenues was due to the 2002 Acquisitions. The acquired stations had revenue of $92.9 million in the first nine months of 2003. With respect to our television stations that were owned continuously for the nine months ended September 30, 2003 and 2002, revenue decreased 1% from that of the prior year. This decrease was primarily the net result of an increase in local advertising revenue of 4% and national advertising revenue of 2% offset by decreases in political advertising revenue of 73%. Local advertising revenues increased due to local account development. National advertising revenue increased due, in part, to slowly improving general economic conditions and commercial inventory being available for use by national customers rather than being used for political advertising. The decrease in cyclical political advertising revenue is due to this being an “off year” in the political cycle which results in fewer political races.

•	Publishing revenues increased 1% to $32.5 million. Retail advertising revenue increased 5%. Classified advertising revenue and circulation revenue each decreased 1% as compared with that of the prior year. The increase in retail advertising revenue was due largely to systematic account development and rate increases.

•	Paging revenues decreased 5% to $5.9 million. The decrease was due primarily to price competition and a reduction of units in service. The Company had approximately 58,000 and 72,000 units in service at

September 30, 2003 and 2002, respectively. The number of units in service decreased due to increased competition from other communication services and products such as cellular tellephones.

     Operating expenses. Operating expenses increased 79% to $161.5 million due primarily to the operating results of the television stations acquired in the 2002 Acquisitions.

•	Broadcasting expenses, before depreciation and amortization, increased 119% to $106.3 million. The primary reason for the increase in broadcast expenses was due to the 2002 Acquisitions. The acquired stations had broadcast expense of $56.2 million in the first nine months of 2003. With respect to our television stations that were owned continuously for the nine months ended September 30, 2003 and 2002, broadcast expense increased 3%. For the continuously owned stations, payroll expense increased 5%, or $1.5 million. Included in this payroll expense increase was an increase of $206,000 in non-cash expenses relating to Company contributions to its 401(k) plan. For these continuously owned stations, syndicated programming costs increased 2%, or $90,000, and other broadcast expense decreased 1%, or $179,000.

•	Publishing expenses, before depreciation and amortization, increased 2% to $23.6 million. Publishing payroll expense increased 5% partially due to an increase of $71,000 in non-cash expenses relating to Company contributions to its 401(k) plan. Newsprint expenses increased 2% primarily due to an increase in the cost of newsprint. Newsprint cost per ton increased 4% as compared the prior year. Non-newsprint expenses increased 2%.

•	Paging expenses, before depreciation and amortization, increased 3% to $4.2 million due to increased compensation expense of $51,000 and increased non-compensation expense of $68,000. The increase in compensation expense was due to increased benefit costs and the increase in non-compensation expense was due largely to increased professional services fees.

•	Corporate and administrative expenses, before depreciation and amortization, increased 88% to $6.2 million due to increased payroll-related costs and increased professional fees accounted for the majority of the overall increase. The increase in compensation related costs was due to increased compensation for existing employees and the hiring of additional employees to help manage the operations of the stations acquired in the 2002 Acquisitions. The increase in other professional fees was due primarily to increased legal, accounting and banking fees.

•	Depreciation of property and equipment and amortization of intangible assets was $21.2 million for the nine months ended September 30, 2003, as compared to $11.1 million for the same period of the prior year, an increase of $10.1 million, or 91%. This increase is due to the assets acquired with the 2002 Acquisitions in the fourth quarter of 2002.

     Appreciation (depreciation) in value of derivatives, net. During 2002, the Company had an interest rate swap agreement that expired on October 9, 2002. During the nine months ended September 30, 2002, the Company recognized appreciation on this interest rate swap agreement. Due to the expiration of this agreement in 2002, no similar appreciation was recorded in 2003. The Company has entered into three new interest rate swap agreements in first quarter of 2003; however, these agreements qualify for hedge accounting treatment and the Company is not required to record appreciation (depreciation) on these new interest rate swap agreements in the Company’s statement of operations. The appreciation (depreciation) on these new interest rate swap agreements have been recorded in the Company’s Statement of Stockholders’ Equity as other comprehensive income.

     Interest expense. Interest expense increased $7.8 million to $32.7 million. This increase was due to several factors. The Company had a higher total average debt balance in 2003 compared to 2002; however, this was largely offset by lower average interest rates in 2003 compared to 2002. The total average debt balance were $657.0 million and $386.5 million for the nine months ended September 30, 2003 and 2002, respectively. The total average interest rates were 6.22% and 7.28% for the nine months ended September 30, 2003 and 2002, respectively. These rates do not include the effect of the interest rate swap agreements that generated interest expense of $230,000 in the current year.

     Loss on Early Extinguishment of Debt. As a result of implementing Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”), the Company has reclassified $11.3 million in expenses associated with the early extinguishment of debt from an extraordinary charge as previously reported for 2002 to a loss on early extinguishment of debt in the current presentation. A similar loss did not occur in first nine months of 2003.

     Income tax expense (benefit). An income tax expense of $8.2 million was recorded for the nine months ended September 30, 2003 as compared to an income tax benefit of $786,000 for the nine months ended September 30, 2002. The recording of the expense in the current year as compared to the benefit in the prior year was attributable to having income in the current period as compared to a loss in the prior period.

     Cumulative effect of accounting change, net of income tax benefit. On January 1, 2002, the Company adopted No. 142, “’Goodwill and Other Intangible Assets’’ (“SFAS 142’’), which requires companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life. Instead, SFAS 142 requires that goodwill and intangible assets deemed to have an indefinite useful life be reviewed for impairment upon adoption of SFAS 142 and annually thereafter. Under SFAS 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. As of January 1, 2002, the Company performed the first of the required impairment tests of goodwill and indefinite lived intangible assets. As a result of the required impairment test, in the quarter ended March 31, 2002, the Company recognized a non-cash impairment of goodwill and other intangible assets of $39.5 million ($30.6 million net of income taxes). Such charge is reflected as a cumulative effect of an accounting change in the accompanying 2002 condensed consolidated statement of operations. In calculating the impairment charge, the fair value of the reporting units underlying the segments were estimated using a discounted cash flow methodology. No such write down was recorded in the first nine months of 2003.

     Preferred dividends. Preferred dividends increased to $2.5 million for the nine months ended September 30, 2003 as compared to $1.6 million for the nine months ended September 30, 2002. The increase was due to the additional outstanding preferred stock that was issued in April 2002 and related accreted issuance cost. The 2003 preferred dividend amount includes $65,114 of accreted issuance cost.

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

     Net income (loss) available to common stockholders. Net income (loss) available to common stockholders of the Company for the nine months ended September 30, 2003 and 2002 was $10.3 million and ($37.4 million), respectively.

Liquidity and Capital Resources

General

     The following tables present certain data that the Company believes is helpful in evaluating the Company’s liquidity and capital resources (in thousands).

	Nine Months Ended September 30,

	2003	2002

Net cash provided by operating activities	$51,684	$17,320
Net cash provided by (used in) investing activities	(24,572)	148,145
Net cash used in financing activities	(29,819)	(146,933)
Net increase (decrease) in cash and cash equivalents	(2,707)	18,532

	September 30, 2003	December 31, 2002

Cash and cash equivalents	$10,208	$12,915
Long-term debt including current portion	655,904	658,220
Preferred stock	39,255	39,190
Available credit under senior credit agreement	75,000	75,000

     The Company and its subsidiaries file a consolidated federal income tax return and such state or local tax returns as are required. Although the Company may earn taxable operating income, as of September 30, 2003 the Company anticipates that through the use of its available loss carryforwards it will not pay significant amounts of federal or state income taxes in the next several years.

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

     Net cash provided by operating activities increased $34.4 million. The increase was due primarily to properties acquired in the 2002 Acquisitions. All 16 television stations that the Company acquired in the fourth quarter of 2002 have generated positive cash flow and have significantly contributed to the increase in net cash provided by operating activities.

     Net cash provided by (used in) investing activities decreased $172.7 million. The decrease was due primarily to the redemption of the Company’s 10 5/8% Senior Subordinated Notes in the first quarter of 2002 which used $168.6 million of restricted cash to satisfy the payment of the debt as well as associated interest and fees. No such similar debt redemption took place in 2003.

     Net cash used in financing activities decreased $117.1 million. The decrease was primarily due to the redemption of the Company’s 10 5/8% Senior Subordinated Notes of $155.2 million in 2002. In addition to this redemption, the Company repaid $21.3 million more debt in 2002 than it did in the same period of the current year. The Company issued $30.6 million of preferred stock in 2002. There were no issuances of preferred stock in 2003. The Company purchased common stock and warrants from a related party for $22.5 million in 2003 without a similar transaction in 2002.

Digital Television Conversion

     As of September, 30 2003, the Company was broadcasting a digital signal at 25 of its 29 stations. The Company currently intends to have all such required installations completed as soon as practicable. The Federal Communications Commission (the “FCC”) required that all commercial stations be operational by May of 2002. As necessary, the Company has requested and received approval from the FCC to extend the May 2002 deadline by varying periods of time for all of the Company’s remaining stations that are not currently broadcasting in digital. Given the Company’s good faith efforts to comply with the existing deadline and the facts specific to each extension request, the Company believes the FCC will grant any further deadline extension requests that become necessary.

     The Company paid approximately $6.0 million for digital transmission equipment for the nine months ended September 30, 2003 and currently anticipates an additional $5.0 million and $8.5 million of cash payments for equipment and services to be paid during the remainder of 2003 and 2004, respectively.

     For the full year of 2003, the Company currently anticipates that the aggregate cash payments with respect to capital expenditures, including digital television broadcast systems, will approximate $23.5 million. Included in this amount are anticipated expenditures of approximately $2.0 million for certain real estate which includes a broadcast tower in Florida and approximately $750,000 for certain leasehold improvements, associated production equipment and furnishings relating to a new operating facility for the Gwinnett Daily Post newspaper.

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

Purchase of Common Stock and Class A Common Stock from Related Party

     On August 19, 2003 the Company repurchased from Bull Run 1,017,647 shares of the Company’s class A common stock and 11,750 shares of the Company’s common stock. Under the terms of the stock purchase agreement between the parties, which was approved by a Special Committee of the Company’s Board of Directors, the Company paid Bull Run $16.95 per share. Gray funded the $17.6 million aggregate purchase price by utilizing cash on hand.

     In a related transaction, certain family entities of Mr. J. Mack Robinson, the Company’s Chairman and CEO, collectively purchased one million shares of the Company’s class A common stock from Bull Run for $16.95 per share. As a result of these two transactions, Bull Run no longer holds any shares of the Company’s stock.

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

Cautionary Note Regarding Forward-Looking Statements

     This quarterly report on Form 10-Q contains “forward-looking statements.” When used in this report, the words “believes,” “expects,” “anticipates,” “estimates” and similar words and expressions are generally intended to identify forward-looking statements, but some of those statements may use other phrasing. Statements that describe the Company’s future strategic plans, goals or objectives are also forward-looking statements. In addition, we have included forward-looking statements regarding estimated future amortization expense and our testing for intangible asset impairment. Readers of this report are cautioned that any forward-looking statements, including those regarding the intent, belief or current expectations of the Company or management, are not guarantees of future performance, results or events and involve risks and uncertainties, and that actual results and events may differ materially from those in the forward-looking statements as a result of various factors including, but not limited to, (i) general economic conditions in the markets in which the Company operates, (ii) competitive pressures in the markets in which the Company operates, (iii) the effect of future legislation or regulatory changes on the Company’s operations and (iv) certain other risks relating to our business, including, our dependence on advertising revenues, our need to acquire non-network television programming, the impact of a loss of any of our FCC broadcast licenses, increased competition and capital costs relating to digital advanced television, pending litigation, our significant level of intangible assets and our ability to identify acquisitions successfully, (v) our high debt levels, and (vi) other factors described from time to time in our SEC filings. The forward-looking statements included in this report are made only as of the date hereof. The Company disclaims any obligation to update such forward-looking statements to reflect subsequent events or circumstances.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

     The Company believes that the market risk of the Company’s financial instruments as of September 30, 2003 has not materially changed since December 31, 2002. The market risk profile on December 31, 2002 is disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Item 4. Controls and Procedures

     As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the CEO and the CFO have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no significant changes in the Company’s internal control over financial reporting identified in connection with this evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     The information contained in Note E — Income Taxes and Note F — Contingencies of the Notes to Consolidated Financial Statements filed as part of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit 10.1 Warrant Purchase Agreement
Exhibit 10.2 Stock Purchase Agreement
Exhibit 31.1 Rule 13 (a) – 14(a) Certificate of Chief Executive Officer
Exhibit 31.1 Rule 13 (a) – 14(a) Certificate of Chief Financial Officer
Exhibit 32.1 Section 1350 Certificate of Chief Executive Officer
Exhibit 32.1 Section 1350 Certificate of Chief Financial Officer

(b)	Reports on Form 8-K

On August 13, 2003 the Company furnished a report on Form 8-K under Item 12 that contained its earnings release for the quarter ended June 30, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAY TELEVISION, INC. (Registrant)

Date: November 12, 2003	By:	/s/ James C. Ryan James C. Ryan, Senior Vice President and Chief Financial Officer