Form 10-K
period 2003-12-31
GRAY TELEVISION INC
filed 2004-03-12
CIK 43196

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________ to ___________.

Commission File Number 1-13796

GRAY TELEVISION, INC.

(Exact Name of Registrant as Specified in Its Charter)

Georgia (State or Other Jurisdiction of Incorporation or Organization)	58-0285030 (I.R.S. Employer Identification No.)

4370 Peachtree Road, NE Atlanta, GA (Address of Principal Executive Offices)	30319 (Zip Code)

Registrant’s telephone number, including area code: (404) 504-9828

Securities registered pursuant to Section 12(b) of the Act:
Title of each class Class A Common Stock (no par value) Common Stock (no par value)	Name of each exchange on which registered New York Stock Exchange New York Stock Exchange

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

     The aggregate market value of the voting stock (based upon the closing sales price quoted on the New York Stock Exchange) held by non-affiliates as of June 30, 2003: Class A and Common Stock; no par value - $564,992,449.

     The number of shares outstanding of the registrant’s classes of common stock as of March 1, 2004: Class A Common Stock; no par value – 5,830,820 shares; Common Stock, no par value – 44,169,644 shares

     DOCUMENTS INCORPORATED BY REFERENCE

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

     The Company’s common stock, no par value, (the “Common Stock”) and its class A common stock, no par value, (the “Class A Common Stock’) have been listed and traded on The New York Stock Exchange (the “NYSE”) since September 24, 1996 and June 30, 1995, respectively. The ticker symbols are “GTN” for its Common Stock and “GTN.A” for its Class A Common Stock.

     Unless otherwise indicated, all station rank, in-market share and television household data herein are derived from reports prepared by A.C. Nielsen Company (“Nielsen”).

General

     The Company owns 29 television stations serving 25 television markets. Fifteen of the stations are affiliated with CBS Inc., or “CBS,” seven are affiliated with National Broadcasting Company, Inc., or “NBC” and seven are affiliated with the American Broadcasting Company, or “ABC.” The combined station group has 22 stations ranked #1 in local news audience and 22 stations ranked #1 in overall audience within their respective markets based on the results of the average of the Nielsen February, May, July and November 2003 ratings reports. The combined TV station group reaches approximately 5.3% of total U.S. TV households. In addition, with 15 CBS affiliated stations, the Company is the largest independent owner of CBS affiliates in the country.

     The Company also owns and operates four daily newspapers, three located in Georgia and one in Goshen, Indiana, with a total daily circulation of over 126,000.

     In 1993, the Company implemented a strategy to foster growth through strategic acquisitions and certain select divestitures. Since January 1, 1994, the Company’s significant acquisitions have included 28 television stations, three newspapers and a paging business and the divestiture of two television stations. As a result of the Company’s acquisitions and in support of its growth strategy, the Company has added certain key members of management and has greatly expanded its operations in the television broadcasting and newspaper publishing businesses.

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

     The Company paid $516.5 million in aggregate cash consideration for Gray MidAmerica Television. This amount included a base purchase price of $502.5 million plus certain net working capital adjustments of approximately $5.7 million and fees of $8.3 million associated with the transaction. The Company funded the acquisition and related fees and expenses by issuing 30.0 million shares of Gray Common Stock to the public for net proceeds of $232.7 million, issuing additional debt totaling $275.0 million and cash on hand.

     For advisory services rendered by Bull Run Corp. (“Bull Run”) a related party, in connection with the acquisition of Gray MidAmerica Television, the Company paid to Bull Run an advisory fee of $5.0 million. This amount is included in the fees described above. The Company does not intend to engage Bull Run for any such advisory or similar services in the future.

     The Company paid $41.9 million in cash consideration for KOLO-TV. This purchase price included a base purchase price of $41.5 million and related fees of approximately $400,000. The Company financed this transaction by utilizing cash on hand and net proceeds of $34.9 million from the issuance of an additional 4.5 million shares of Gray Common Stock.

Television Broadcasting

The Company’s Stations and their Markets

     As used in the table for the Company’s stations (i) “in-market share of households viewing television” represents the average percentage of the station’s audience as a percentage of all viewing by households of local commercial stations in the market from 6 a.m. to 2 a.m. Sunday through Saturday, as reported by Nielsen for November, July, May & February 2003; (ii) “station rank in DMA” is based on the average of Nielsen estimates for November, July, May & February 2003 for the period from 6 a.m. to 2 a.m. Sunday through Saturday; (iii)“station news rank in DMA” is based on management’s review of the Nielsen estimates for November, July, May & February 2003, (iv) estimates of population, average household income, effective buying income and retail business sales growth projections are as reported in the BIA Guide; and (v) television households are as reported by Nielsen for the 2003-2004 television season. Designated Market Area is defined herein as “DMA.”

     The following is a list of all our owned and operated television stations. In markets where we have satellite stations and stations that serve distant communities, the figures have been combined.

Broadcasting Summary

						FCC		Station		In Market
				Affiliation		License	Station	News	Commercial	Share of	Television
DMA			Analog			Renewal	Rank in	Rank in	Stations in	Household	Households (a)
Rank (a)	Market	Station	Channel	Network	Expiration	Date	DMA(b)	DMA(c)	DMA(d)	Viewing (b)	(in thousands)

61	Knoxville, TN	WVLT	8	CBS	12/31/04	8/1/05	2	3	5	23%	499

65	Lexington, KY	WKYT	27	CBS	12/31/04	8/1/05	1	1	4	36%	467

Note(f)	Hazard, KY	WYMT	57	CBS	12/31/04	8/1/05	1	1	1	26%	169

67	Wichita—Hutchinson, KS (Colby, KS) (Garden City, KS)	KAKE KLBY (e) KUPK (e)	10 4 13	ABC ABC ABC	1/1/06 1/1/06 1/1/06	6/1/06 6/1/06 6/1/06	3	3	6	21%	448

77	Omaha, NE	WOWT	6	NBC	1/1/12	6/1/06	1	1	5	32%	389

85	Madison, WI	WMTV	15	NBC	1/1/12	12/1/05	2	2	4	27%	355

92	Waco-Temple-Bryan, TX (Bryan, TX)	KWTX KBTX (g)	10 3	CBS CBS	12/31/05 12/31/05	8/1/06 8/1/06	1 1	1 1	5	44%	310

93	Colorado Springs, CO	KKTV	10	CBS	6/30/05	4/1/06	1	1	5	33%	310

102	Lincoln—Hastings Kearney, NE (Grand Island, NE)	KOLN KGIN (h)	10 11	CBS CBS	12/31/05 12/31/05	6/1/06 6/1/06	1	1	5	55%	274

103	Greenville—New Bern —Washington, NC	WITN	7	NBC	12/31/11	12/1/04	2	2	4	29%	271

110	Lansing, MI	WILX	10	NBC	1/1/12	10/1/05	1	1	4	36%	252

111	Tallahassee, FL— Thomasville, GA	WCTV	6	CBS	12/31/04	4/1/05	1	1	4	59%	250

114	Augusta, GA	WRDW	12	CBS	3/31/05	4/1/05	1	1	4	37%	244

116	Reno, NV	KOLO	8	ABC	1/2/05	10/1/06	1	1	5	31%	242

126	La Crosse— Eau Claire, WI	WEAU	13	NBC	12/31/11	12/1/05	1	1	4	38%	207

133	Rockford, IL	WIFR	23	CBS	6/30/05	12/1/05	2	2	4	29%	179

134	Wausau—Rhinelander, WI	WSAW	7	CBS	6/30/05	12/1/05	1	1	4	42%	179

137	Topeka, KS	WIBW	13	CBS	6/30/05	6/1/06	1	1	4	49%	172

158	Panama City, FL	WJHG	7	NBC	12/31/11	2/1/05	1	1	3	51%	133

161	Sherman,TX—Ada, OK	KXII	12	CBS	12/31/05	8/1/06	1	1	2	71%	122

171	Dothan, AL	WTVY	4	CBS	6/30/05	4/1/05	1	1	3	66%	99

180	Harrisonburg, VA	WHSV	3	ABC	11/1/04	10/1/04	1	1	1	96%	86

181	Bowling Green, KY	WBKO	13	ABC	11/1/04	8/1/05	1	1	2	86%	80

184	Meridian, MS	WTOK	11	ABC	11/1/04	6/1/05	1	1	3	67%	71

187	Parkersburg, WV	WTAP	15	NBC	1/1/12	10/1/04	1	1	1	97%	65

											5,873 (i)

(a)	Based on data published by Nielsen.

(b)	Based on the average of Nielsen data for November, July, May and February 2003 rating period, Sunday to Saturday, 6 a.m. to 2 a.m.

(c)	Based on our review of the Nielsen data for the November, July, May and February 2003 rating period during various news hours.

(d)	We have included only stations that BIA has reported at one share or more in three of the four most recent rating periods. The Company considers WYMT’s service area as a separate television market (see Note f below) and does not include the station in the reported number of commercial television stations in the Lexington, KY DMA.

(e)	KLBY and KUPK are satellite stations of KAKE under FCC rules.

(f)	Special 16 county trading area as defined by Nielsen and is part of the Lexington, KY DMA.

(g)	KBTX is a satellite station of KWTX under FCC rules.

(h)	KGIN is a satellite station of KOLN under FCC rules.

(i)	Approximately 5% of all US television households

     The percentage of the Company’s total revenues contributed by the Company’s television broadcasting segment was approximately 82%, 74%, and 68% for the years ended December 31, 2003, 2002 and 2001, respectively.

Television Industry Background

     There are currently a limited number of channels available for broadcasting in any one geographic area, and the license to operate a television station is granted by the Federal Communications Commission (the “FCC”). Television stations which broadcast over the very high frequency (“VHF”) band (channels 2-13) of the spectrum generally have some competitive advantage over television stations which broadcast over the ultra-high frequency (“UHF”) band (channels above 13) of the spectrum, because the former usually have better signal coverage and operate at a lower transmission cost.

     Television station revenues are primarily derived from local, regional and national advertising and, to a much lesser extent, from network compensation and revenues from studio and tower space rental and commercial production activities. Advertising rates are based upon a variety of factors, including a program’s popularity among the viewers an advertiser wishes to attract, the number of advertisers competing for the available time, the size and demographic makeup of the market served by the station and the availability of alternative advertising media in the market area. Rates are also determined by a station’s overall ratings and in-market share, as well as the station’s ratings and share among particular demographic groups, which an advertiser may be targeting. Because broadcast stations rely on advertising revenues, they are sensitive to cyclical changes in the economy. The sizes of advertisers’ budgets, which are affected by broad economic trends, affect the broadcast industry in general and the revenues of individual broadcast television stations.

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

     Management of the Company believes that barter revenue and related expense generated from syndicated and network programming is immaterial. Furthermore, any such barter revenue recognized would then require the recognition of an equal amount of barter expense. The recognition of these amounts would have no effect upon net income. Therefore, the Company does not recognize barter revenue or barter expense generated by transactions between the Company and the providers of syndicated programming.

     In contrast to a station affiliated with a network, a fully independent station purchases or produces all of the programming that it broadcasts, resulting in generally higher programming costs. An independent station, however, retains its entire inventory of advertising time and all the revenues obtained there from. As a result of the smaller amount of programming provided by its network, an affiliate of FOX, UPN, WB or Pax TV must purchase or produce a greater amount of programming, resulting in generally higher programming costs. These affiliate stations, however, retain a larger portion of the inventory of advertising time and the revenues obtained therefrom compared to stations affiliated with the major networks.

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

Network Affiliation of the Stations

     Each of the Company’s stations is affiliated with a major network pursuant to an affiliation agreement. Each affiliation agreement provides the affiliated station with the right to broadcast all programs transmitted by the network with which the station is affiliated. In return, the network has the right to sell a substantial majority of the advertising time during such broadcasts. In exchange for every hour that a station elects to broadcast network programming, the network may, in certain instances, pay the station a specific network compensation fee, which varies with the time of day. Typically, prime-time programming generates the highest hourly network compensation payments. Such payments are subject to increase or decrease by the network during the term of an affiliation agreement with provisions for advance notices and right of termination by the station in the event of a reduction in such payments. Although network affiliation agreements have historically been renewed by the Company and the respective networks, the Company can not guarantee that any agreements will be renewed in the future under their current terms. Network compensation has declined in recent years at certain of the Company’s television stations reflecting an ongoing phase out of network compensation. See the Broadcasting Summary table above for each of the Company’s television stations network affiliations and the expiration date of the current affiliation agreements.

Newspaper Publishing

     At December 31, 2003, the Company owned and operated five publications comprising four daily newspapers and an advertising shopper, located in the Southeast and Midwest. The percentage of total Company revenues contributed by the newspaper publishing segment was approximately 15%, 22% and 26% for each of the years ended December 31, 2003, 2002 and 2001, respectively.

The Albany Herald

     The Albany Herald newspaper is located in Albany, Georgia and is published seven days a week to serve southwest Georgia. The Albany Herald’s circulation approximates 31,000 Sunday subscribers and 28,000 daily. The Albany Herald also produces a weekly advertising shopper and other niche publications.

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

The Goshen News

     The Goshen News is published seven days a week with a circulation of 16,000 and serves Goshen, Indiana and surrounding areas. The Goshen News also produces a weekly advertising shopper. Since the Company acquired The Goshen News in 1999, it has added a Sunday edition.

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

Pagers and Wireless Services

The Paging Business

     The paging business, acquired by the Company in September 1996, is based in Tallahassee, Florida and operates in Georgia, Alabama and Florida. In 2003, the Company’s paging operations had approximately 53,000 units in service compared to approximately 66,000 units in service in 2002. The percentage of total Company revenues contributed by the paging segment was approximately 3%, 4% and 6% for the years ended December 31, 2003, 2002 and 2001, respectively.

Additional Information on Business Segments

     Reference is made to Note L of Notes to Consolidated Financial Statements of the Company for additional financial and other information regarding business segments.

Competition

Television Industry

     Competition in the television industry exists on several levels: competition for audience, competition for programming (including news) and competition for advertisers. Additional factors that are material to a television station’s competitive position include signal coverage and assigned frequency.

     Audience. Stations compete for audience based on program popularity, which has a direct effect on advertising rates. A substantial portion of the daily programming on each of the Company’s stations is supplied by the affiliated network. During those periods, the stations are dependent upon the performance of the network programs to attract viewers. There can be no assurance that such programming will achieve or maintain satisfactory viewership levels in the future. Non-network time periods are programmed by the station with a combination of locally produced news, public affairs and other entertainment programming, including news and syndicated programs purchased for cash, cash and barter, or barter only.

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

     Programming. Competition for programming involves negotiating with national program distributors or syndicators that sell first-run and rerun packages of programming. Each station competes against the broadcast station competitors in its market for exclusive access to off-network reruns (such as Seinfeld) and first-run product (such as Oprah). Competition exists for exclusive news stories and features as well. Cable systems generally do not compete with local stations for programming, although various national cable networks from time to time have acquired programs that would have otherwise been offered to local television stations.

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

Paging Industry

     The paging industry is highly competitive. Companies in the industry compete on the basis of price, coverage area offered to subscribers, available services offered in addition to basic numeric or tone paging, transmission quality, system reliability and customer service. The Company’s paging services also compete with other wireless communications services such as cellular service. The Company competes by maintaining competitive pricing of its product and service offerings, by providing quality, reliable transmission networks and by furnishing subscribers a superior level of customer service. The Company has also begun reselling cellular telephones and cellular services.

Federal Regulation of the Company’s Business

Television Broadcasting

     FCC Regulation. Television broadcasting is subject to the jurisdiction of the FCC under the Communications Act of 1934, as amended (the “Communications Act”) and the Telecommunications Act of 1996 (the “Telecommunications Act”). The Communications Act prohibits the operation of television broadcasting stations except under a license issued by the FCC and empowers the FCC, among other things, to issue, revoke and modify broadcasting licenses, determine the locations of stations, regulate the equipment used by stations, adopt regulations to carry out the provisions of the Communications Act and the Telecommunications Act and impose penalties for violation of such regulations. The Communications Act prohibits the assignment of a license or the transfer of control of a licensee without prior approval of the FCC.

     License Grant and Renewal. Television broadcasting licenses generally are granted or renewed for a period of eight years but may be renewed for a shorter period upon a finding by the FCC that the “public interest, convenience, and necessity” would be served thereby. Broadcast licenses are of paramount importance to the Company’s Television Broadcasting segment. The Telecommunications Act requires a broadcast license to be renewed if the FCC finds that: (i) the station has served the public interest, convenience and necessity; (ii) there have been no serious violations of either the Communications Act or the FCC’s rules and regulations by the licensee; and (iii) there have been no other violations which, taken together, would constitute a pattern of abuse. At the time an application is made for renewal of a television license, parties in interest may file petitions to deny, and such parties, including members of the public, may comment upon the service the station has provided during the preceding license term and urge denial of the application. If the FCC finds that the licensee has failed to meet the above-mentioned requirements, it could deny the renewal application or grant a conditional approval, including renewal for a lesser term. The FCC will not consider competing applications contemporaneously with a renewal application. Only after denying a renewal application can the FCC accept and consider competing applications for the license. Although in substantially all cases broadcast licenses are renewed by the FCC even when petitions to deny are filed against broadcast license renewal applications, there can be no assurance that the Company’s stations’ licenses will be renewed. The Company is not aware of any facts or circumstances that could prevent the renewal of the licenses for its stations at the end of their respective license terms. See the dates through which the current licenses are effective in the Broadcasting Summary table included on page 4 of this annual report.

     Ownership Restrictions. Currently, the FCC’s broadcast ownership rules limit the ownership, operation or control of, as well as the “attributable” interests or voting power in: (1) television stations serving the same area; (2) television stations and daily newspapers serving the same area; and (3) television stations and radio stations serving the same area. The rules also limit the aggregate national audience reach of television stations that may be under common ownership, operation and control, or in which a single person or entity may hold office or have more than a specified interest or percentage of voting power. Pursuant to the 1996 Act and recent appropriations legislation, the FCC must review all of its broadcast ownership rules every four years to determine if they remain necessary in the public interest.

     On June 2, 2003, the FCC adopted a decision modifying several of its rules governing the ownership of television stations and other media outlets in local and national markets. Among the changes to the rules was an increase in the cap on the percentage of U.S. households that a single TV station can reach nationwide from 35% to 45%. The new rules also relaxed the limits on common ownership of TV stations at the local level. Television station duopolies (two-station combinations) are permitted under the new rules in the majority of local markets, and triopolies (three-station combinations) are permissible in the largest markets (those with 18 or more TV stations). The new rules also permit additional local cross-ownership of daily newspapers, television stations, and radio stations.

     These rule modifications currently are subject to further FCC and judicial review as well as possible congressional action. Specifically, multiple petitions for review of the Commission’s June 2 decision have been consolidated in a proceeding before the U.S. Court of Appeals for the Third Circuit. In September 2003, the Third Circuit issued a stay preventing the FCC from putting the new media ownership rules into effect pending the outcome of the appeal. As a result, the former broadcast ownership rules with the exception of the national ownership cap, will remain in effect at least until the Court issues a decision which likely will be sometime in mid-2004. In addition, members of Congress have attempted to use the appropriations process to prevent the Commission from spending funds to implement the new rules, with a particular focus on the national television station ownership rule. Legislation also has been introduced that would include more stringent media ownership rules. Some members of Congress have also attempted to pass a “Resolution of Disapproval” of the June 2nd decision, a rarely used mechanism that would essentially vacate all the new media ownership rules.

     The following describes the FCC’s broadcast ownership rules directly affecting the Company prior to the FCC’s June 2, 2003 decision, and the changes that will occur if the new rules go into effect:

     Local TV Ownership Rule:

•	Pre-Existing Rule: Permits common ownership of two commercial television stations with overlapping Grade B contours within a single Designated Market Area (“DMA”) if (1) eight or more independently owned, full-power, and operational commercial and noncommercial TV stations will remain in the market after the merger and (2) at least one of the stations is not ranked among the top four in the market based on audience share (“top four” standard). Waivers are permitted in the case of failed, failing and unbuilt stations.

•	New Rule: Permits a company to own two TV stations in any market (DMA) with at least five television stations, but retains the top four standard. In the largest markets (18 or more TV stations), the new rule allows a company to own three TV stations so long as no more than one is among the market’s top four. In addition to retaining the failed, failing, and unbuilt station waiver standard, the new rule also allows parties to seek waivers of the “top four” restriction in markets with 11 or fewer stations.

Cross-Media Limits:

•	Pre-Existing Newspaper/Broadcast Cross-Ownership Rule: Prohibits one entity from owning either a TV or radio broadcast station and a daily newspaper in the same local community.

•	New Cross-Media Limits: The cross-media limits replace both the former newspaper/broadcast cross-ownership restriction and the FCC’s former radio/television cross-ownership limits:

•	In DMAs with three or fewer TV stations, the FCC will not permit cross-ownership between TV stations, radio stations, and daily newspapers.

•	In DMAs with 4 to 8 TV stations, the FCC will permit parties to have one of the three following combinations: (a) one or more daily newspaper(s), one TV station, and up to 50% of the radio stations that would be permissible under the local radio ownership limits (which allow common ownership of a maximum of between 5 and 8 commercial radio stations, depending on market size); or (b) one or more daily newspaper(s) and as many radio stations as can be owned pursuant to the local radio ownership limits; or (c) two TV stations (so long as ownership would be permissible under the local TV ownership rule) and as many radio stations as the local radio ownership limits permit (but no daily newspapers).

•	In DMAs with nine or more TV stations, the FCC will permit any newspaper and broadcast cross-media combinations so long as it complies with the local TV ownership rule and local radio ownership limits.

National Television Station Ownership Rule:

•	Pre-Existing Rule: Prohibits any entity from controlling TV stations the combined potential audience reach of which exceeds 35% of the TV households in the U.S. An owner of a UHF station is attributed with only 50% of the TV households in the station’s market (“UHF discount”).

•	New Rule: Prohibits any entity from controlling TV stations the combined potential audience reach of which exceeds 45% of the TV households in the U.S.; retains the UHF discount.

•	As noted above, Congress has used the appropriations process to prevent implementation of the revised national cap. The recent Consolidated Appropriations Act of 2004 includes a compromise provision directing the FCC to set the cap at 39%. There may be further legislative efforts to restore the former 35% cap.

     Attribution Rules. Under the FCC’s ownership rules, a direct or indirect purchaser of certain types of securities of the Company could violate FCC regulations if that purchaser owned or acquired an

“attributable” interest in other media properties in the same areas as stations owned by the Company or in a manner otherwise prohibited by the FCC. Pursuant to FCC rules adopted in August 1999, as modified slightly on January 2001, the following relationships and interests generally are considered attributable for purposes of the agency’s broadcast ownership restrictions:

•	All officers and directors of a licensee and its direct or indirect parent(s);

•	Voting stock interests of at least five percent;

•	Stock interests of at least 20 percent, if the holder is a passive institutional investor (investment companies, banks, insurance companies);

•	Any equity interest in a limited partnership or limited liability company, unless properly “insulated” from management activities; and

•	Equity and/or debt interests which in the aggregate exceed 33 percent of a licensee’s total assets, if the interest holder supplies more than 15 percent of the station’s total weekly programming, or is a same-market broadcast company or newspaper.

•	Time brokerage of a broadcast station by a same-market broadcast company or newspaper.

     To the best of the Company’s knowledge, no officer, director or 5% stockholder of the Company currently holds an attributable interest in another television station, radio station or daily newspaper that is inconsistent with the FCC’s ownership rules and policies or with ownership by the Company of its stations.

     Alien Ownership Restrictions. The Communications Act restricts the ability of foreign entities or individuals to own or hold interests in broadcast licenses. Foreign governments, representatives of foreign governments, non-citizens, representatives of non-citizens, and corporations or partnerships organized under the laws of a foreign nation are barred from holding broadcast licenses. Non-citizens, collectively, may directly or indirectly own or vote up to 20% of the capital stock of a licensee. In addition, a broadcast license may not be granted to or held by any corporation that is controlled, directly or indirectly, by any other corporation more than one-fourth of whose capital stock is owned or voted by non-citizens or their representatives or by foreign governments or their representatives, or by non-U.S. corporations if the FCC finds that the public interest will be served by the refusal or revocation of such license. The Company has been advised that the FCC staff has interpreted this provision of the Communications Act to require an affirmative public interest finding before a broadcast license may be granted to or held by any such corporation, and the FCC has made such an affirmative finding only in limited circumstances. The Company, which serves as a holding company for wholly-owned subsidiaries that are licensees for its stations, therefore may be restricted from having more than one-fourth of its stock owned or voted directly or indirectly by non-citizens, foreign governments, representatives of non-citizens or foreign governments, or foreign corporations.

     Programming and Operations. The FCC has significantly reduced its regulation of the programming and other operations of broadcast stations in recent years, including elimination of formal ascertainment requirements and guidelines concerning the amounts of some types of programming and commercial matter that may be broadcast. There are, however, FCC rules and policies, and rules and policies of other federal agencies, that regulate matters such as network/affiliate relations, cable systems’ carriage of syndicated and network television programming on distant stations, political advertising practices, obscene and indecent programming, accessibility of television programming to audience members who are visually or hearing disabled, application procedures, and other areas affecting the business or operations of broadcast stations.

     The Children’s Television Act of 1990 limits the permissible amount of commercial matter in children’s television programs and requires each television station to present educational and informational children’s programming. The FCC subsequently adopted stricter children’s programming requirements, including a requirement that television broadcasters provide a minimum of three hours of children’s educational programming per week. Broadcasters also are required to place “issues/programs lists” in their public inspection files to provide their communities with information on their “public interest” programming.

     In August 2003, FCC Chairman Michael Powell announced that the agency would open an inquiry proceeding to seek comment on a wide range of measures aimed at promoting “localism” in broadcasting. While the Commission has not released a Notice of Inquiry, the “Localism in Broadcasting” initiative has resulted in the creation of a Localism Task Force to conduct studies to measure localism, organize a series of public hearings on localism around the country, and offer recommendations to both the agency and Congress on how to promote localism in television and radio. It is expected that the Commission will evaluate whether certain elements of its regulation of broadcasting including the license renewal process, the network affiliate rules, political broadcasting mandates, and public interest obligations should be strengthened or otherwise supplemented to advance localism on the airwaves.

     EEO Rules. In October 2002, the FCC adopted new Equal Employment Opportunity (“EEO”) Rules that went into effect March 10, 2003. The new rules impose job information dissemination, recruitment and reporting requirements. Specifically, broadcasters must (1) widely disseminate information concerning each full-time job vacancy; (2) provide notice of each full-time job vacancy to recruitment organizations requesting notice; and (3) complete additional “recruitment initiatives,” such as participation in job fairs, scholarship programs and EEO training. The new rules also require licensees to file periodic reports relating to the EEO requirements. Broadcasters may be subject to random audits to ensure compliance with the new EEO rules and could be sanctioned for noncompliance.

     The 1992 Cable Act. The FCC also has adopted various regulations to implement provisions of the Cable Television Consumer Protection and Competition Act of 1992, as amended by the 1996 Act, governing the relationship between broadcasters and cable operators. Among other matters, these regulations require cable systems to devote a specified portion of their channel capacity to the carriage of the signals of local television stations and permit TV stations to elect between having a right to mandatory carriage on local cable systems, referred to as “must carry rights,” or a right to restrict or prevent cable systems from carrying the station’s signal without the station’s permission, referred to as “retransmission consent”. The Communications Act and FCC regulations also contain measures to facilitate competition among cable systems, telephone companies and other systems in the distribution of TV signals, video programming and other services. Each of the Company’s stations has elected “must carry” status on certain cable systems in its DMA. On other cable systems the Company’s stations have entered into retransmission consent agreements. These elections and agreements will entitle the Company’s stations to carriage on those systems until at least December 31, 2005.

     Digital Television Service. Digital television (“DTV”) is a flexible system that will permit broadcasters to utilize a single digital channel in various ways, including providing one channel of high-definition television programming with greatly enhanced image and sound quality or several channels of lower-definition television programming (“multicasting”). DTV is also capable of accommodating subscription video and data services. Broadcasters may offer a combination of services, so long as they transmit at least one stream of free video programming on the DTV channel.

     Pursuant to rules adopted in April 1997, the FCC has assigned to each existing full power television station (including each station owned by the Company) a second channel to implement DTV while present television operations are continued on that station’s existing analog channel. Although in some cases a station’s DTV channel may only permit operation over a smaller geographic service area than that available using its existing channel, the FCC’s stated goal in assigning channels was to provide stations with DTV service areas that will replicate their existing service areas. The FCC’s DTV rules also permit stations to request new channel assignments and other modifications to their assigned DTV facilities, allowing them to expand their DTV service areas if certain interference criteria are met.

     Stations were required to construct their DTV facilities and be on the air with a digital signal according to a schedule set by the FCC based on the type of station and the size of the market in which it is located. Generally, under current FCC rules each of the Company’s stations was required to construct DTV facilities and commence operations by May 2002. As of March 2004, 27 of the Company’s stations are on the air with a digital signal in compliance with the applicable FCC rules; the remaining stations have received extensions of the FCC’s applicable deadline.

     Although the FCC has targeted December 31, 2006 as the date by which all television broadcasters must return their analog licenses, the Balanced Budget Act of 1997 allows broadcasters to keep both their analog and digital licenses until at least 85 percent of the television households in their respective markets can receive a digital signal. During the transition, broadcasters are required to “simulcast” the traditional free, analog, over-the-air broadcast service on their digital channels as follows: currently, broadcasters must simulcast 50 percent of the traditional broadcast service on their digital spectrum; as of April 2004, they must simulcast 75 percent of the traditional broadcast service; as of April 2005, they must simulcast 100 percent of the traditional broadcast service. At the end of the DTV transition period, analog television transmissions will cease and DTV channels will be reassigned to a smaller segment of the broadcasting spectrum comprising channels 2-51.

     In November 1998, the FCC issued a decision to implement the requirement of the Telecommunications Act that it charge broadcasters a fee for offering subscription services on the DTV channel. The FCC decision was to impose a fee of 5% of the gross revenues generated by such services.

     In addition, the FCC is considering imposing additional public interest obligations on broadcasters’ digital operations. The FCC has asked for comment on four general categories of issues: (1) the application of television stations’ public interest obligations to the new flexibility and capabilities of digital television, such as multiple channel transmission; (2) how television stations could best serve their communities in terms of providing their viewers information on their public interest activities, as well as the use of digital technology to provide emergency information in new ways; (3) how DTV broadcasters could increase access to television programming by people with disabilities, and also further the longstanding legislative and regulatory goals of diversity; and (4) whether broadcasters could enhance the quality of political discourse through use of the airwaves for political issues and debate. Also, the FCC has commenced, but not completed, a proceeding specifically addressing the children’s programming obligations of DTV broadcast licensees and how the current children’s programming rules should apply to DTV.

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

     In January 2003, the FCC opened its second periodic review of the DTV transition. In this ongoing review, the Commission is revisiting several of the issues addressed in 2001 and considering a number of new matters. These include:

•	Setting a date by which broadcasters operating with minimal (e.g. reduced power) DTV facilities must either provide service to their full authorized coverage areas or else lose interference protection to the unserved areas;

•	Deciding when commercial broadcasters with both analog and digital channel assignments within the DTV core spectrum (channels 2-51) must choose their permanent post-transition DTV channel;

•	Determining whether the FCC’s simulcasting requirement should be retained, revised, or removed; and

•	Establishing the criteria and methodology for determining when a broadcaster must return its analog spectrum (i.e. selecting measurement standards to determine when 85% of TV households in a station’s service area can receive the broadcaster’s digital signal).

     This review remains pending and the Company cannot predict its outcome. The FCC will continue to review the progress of DTV periodically and make adjustments to the 2006 target date, if necessary.

     In addition to digital must carry rights, another area of major concern for the DTV transition involves the technical standards needed to ensure that digital television sets can connect to cable systems. In December 2002, the cable and consumer electronics industries filed a Memorandum of Understanding (“MOU”) with the FCC detailing an agreement on a cable compatibility standard. On September 10, 2003 the FCC adopted “plug-and-play” rules for cable adaptability that are substantially similar to those proposed in the MOU. Under these rules consumers will be able to plug their cable directly into their digital televisions, without the need for a set-top box. These rules cover one-way programming only, and the cable and electronics industries continue to work towards an agreement on two-way “plug-and-play” standards that would eliminate the need for set-top boxes for advanced services such as video on demand, impulse pay-per-view, and cable operator-enhanced electronic programming guides. The Company cannot predict the outcome of those negotiations.

     More recently the FCC issued a decision regarding how over the air digital broadcasts may be protected from unauthorized copying and distribution. Specifically, on November 4, 2003 the Commission adopted anti-piracy protection for digital television in the form of a “broadcast flag” mechanism, which allows a broadcaster to prevent mass distribution of its digital signal over the Internet, while at the same time not affecting consumers’ ability to make digital copies. The Commission also adopted a Further Notice of Proposed Rulemaking seeking comment on a permanent objective process for the approval of digital recording and output content protection technologies that will foster innovation and marketplace competition. This proceeding remains pending and the Company cannot predict its outcome.

     Direct Broadcasting Satellite Systems (“DBS”). In November 1999, Congress enacted the Satellite Home Viewer Improvement Act (“SHVIA”). This established a satellite licensing system that gives satellite companies the option of providing local broadcast stations to subscribers living in the station’s local market area. This is referred to as “local-into-local.”

     Beginning January 1, 2002 DBS operators became subject to a requirement for mandatory carriage of local television stations, similar to that applicable to cable systems, for those markets in which a satellite carrier chooses to provide any local signal. Stations in affected markets were required to make must-carry or retransmission consent elections by July 2001. SHVIA also extended the current system of satellite distribution of distant network signals to unserved households (i.e. those that do not receive a Grade B signal from a local network affiliate). In response to a challenge to certain provisions of SHVIA, a panel of the U.S. Court of Appeals for the Fourth Circuit upheld both the requirement that DBS operators carry the signal of all local television stations in markets where they elect to carry any local signals and an FCC rule that permits DBS operators to offer all local television stations on a single tier or on an à la carte basis. The rule allows consumers to choose between the two options.

     The Company cannot predict the impact of DBS service upon the Company’s business. It has, however, entered a retransmission consent agreement with EchoStar and DirectTV for the retransmission of its television stations’ signals into the local markets that they serve.

Paging

     Federal Regulation. The Company’s paging operations, acquired by the Company in September 1996, are subject to regulation by the FCC under the Communications Act. The FCC has issued the Company licenses to use the radio frequencies necessary to conduct its paging operations.

     License Grant and Renewal. The FCC paging licenses issued to the Company are for varying terms of up to 10 years, at the end of which renewal applications must be granted by the FCC. The Company holds various FCC radio licenses that are used in connection with its paging operations. The Company’s paging licenses will expire during calendar year 2009. Licensees in the paging services normally enjoy a license renewal expectancy and the vast majority of license renewal applications are granted in the normal course. Although the Company is unaware of any circumstances that could prevent the grant of renewal applications, no assurance can be given that any of the Company’s paging licenses will be free of competing applications or will be renewed by the FCC. Furthermore, the FCC has the authority to restrict the operations of licensed facilities or to revoke or modify licenses. None of the Company’s licenses has ever been revoked or modified involuntarily.

Employees

     As of March 1, 2004, the Company had 2,128 full-time employees, of which 1,743 were employees of the Company’s broadcast operations, 312 were employees of the Company’s publications, 50 were employees of the Company’s paging operations and 23 were corporate and administrative personnel. The Company has 220 employees that are represented by unions. The Company believes that its relations with its employees are satisfactory.

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

     The foregoing reports are made available on the Company’s website as soon as practicable after they are filed with the Securities and Exchange Commission. The information found on our web site is not part of this or any other report we file with or furnish to the SEC.

     The Company has adopted a Code of Ethics that applies to all of its directors, executive officers and employees. The Code is available on the Company’s website at under the heading of Corporate Governance. If any waivers of the Code are granted, the waivers will be disclosed in a SEC filing on Form 8-K. The Company has also filed the Code as an exhibit to this report.

     The Company’s website also includes the Company’s Corporate Governance Principles, as well as, the Charter of the Audit Committee, the Nominating and Corporate Governance Committee and the Compensation Committee. All such information is also available to any shareholder upon request by telephone at (229) 888-9378.

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

     The following table sets forth certain information regarding the Company’s properties.

Television Broadcasting

	Owned or	Approximate Size	Height(ft.)/	Lease Expiration
Market Area, Station and Use	Leased	(sq. ft.)(a)	Analog Power	Date

Knoxville, Tennessee, WVLT Office and studio	Owned	18,000		—
Transmission tower site	Leased	Tower space	1,078/316kw	6/2028
Lexington, Kentucky, WKYT Office and studio	Owned	34,500
Transmission tower site	Owned		1,023/—	—
Hazard, Kentucky, WYMT Office and studio	Owned	21,200	—	—
Transmission tower site	Leased		1,029/263kw	06/2005
Transmitter buildings and improvements	Owned	816 and 864		—
Waco, Texas, KWTX
Office and studio	Owned	34,000	—	—

	Owned or	Approximate Size	Height(ft.)/	Lease Expiration
Market Area, Station and Use	Leased	(sq. ft.)(a)	Analog Power	Date

Moody, Texas, KWTX Transmission tower site	Owned	856	1,679/209kw	—
Bryan, Texas, KBTX Office and studio	Owned	7,000	374	—
Grimes County, Texas, KBTX Transmission tower site	Leased	1,300	1,705/70kw	03/2023
Beaver Crossing, Nebraska, KOLN Transmission tower site	Owned	120 acres	1,500/302 kw	—
Lincoln, Nebraska, KOLN Office and studio	Owned	28,044	400
Grand Island, Nebraska, KGIN Office and studio	Leased	3,616	—	12/2008
Washington, North Carolina, WITN Office and studio	Owned	19,600	198	—
Greenville, North Carolina, WITN Office and studio	Leased	2,822	—	11/2005
Grifton, North Carolina, WITN Transmitter building	Owned	4,190	2,000	—
Transmission tower site	Leased	9 acres	316kw	01/2029
Tallahassee, Florida, WCTV Office and studio	Owned	20,000		—
Transmission tower site	Leased	37 acres	310	12/2014
Metcalf, Georgia, WCTV Transmission tower site	Owned	182 acres	2,000/100 kw	—
North Augusta, South Carolina, WRDW Office and studio	Owned	17,000	501/20kw	—
Beech Island, South Carolina, WRDW Transmission tower site	Owned	143 acres	1,454/346 kw	—
			1,591/316 kw
Eau Claire, Wisconsin, WEAU Office and studio	Owned	16,116	1,000	—
Township of Fairchild, Wisconsin, WEAU	Owned
Transmitter building and transmission site	With easement	2,304	2,000/316kw
Panama City, Florida, WJHG Office and studio	Owned	14,000	400	—
Youngstown, Florida, WJHG Transmission tower site	Owned	17 acres	808/316 kw	—
Sherman, Texas, KXII Office and studio	Owned	12,813	202	—
Madill, Oklahoma, KXII Transmission tower site	Owned	1,200	1,694/316kw	—
Ardmore, Oklahoma, KXII Studio and offices	Owned	3,000	60
Baton Rouge, Louisiana, Gulflink Communications Office and repair site	Leased	3,400	—	Month to Month

	Owned or	Approximate Size	Height(ft.)/	Lease Expiration
Market Area, Station and Use	Leased	(sq. ft.)(a)	Analog Power	Date

Wichita-Hutchinson, Kansas, KAKE-TV Office and Studio	Owned	46,762	—	—
Tower/Transmitter site	Owned	2,176	1,079/316kw	—
Colby, Kansas, KLBY-TV Tower/Transmitter site	Leased	1,000	768/100 kw	04/2007
Garden City, Kansas, KUPK-TV Office and Studio	Owned	1,831	—	—
Tower/Transmitter site	Owned	4,655	880/224kw	—
Omaha, Nebraska, WOWT-TV Office and Studio	Owned	58,829	528/100 kw	—
Tower/Transmitter site	Owned	2,500	1,342/100 kw	—
Madison, Wisconsin, WMTV-TV Office and Studio	Owned	16,485 (b)	—	—
Tower/Transmitter site	Owned		1,040/955kw	—
Colorado Springs-Pueblo, Colorado, KKTV Office and Studio	Owned	30,465	—	—
Tower/Transmitter site	Leased	800	350/234kw	02/2059
Lansing, Michigan, WILX-TV Office and Studio	Owned	13,700	—	—
Tower/Transmitter site	Leased	5,000	994/309kw	10/2008
Rockford, Illinois, WIFR-TV Office and Studio	Owned	15,858 (b)	—	—
Tower/Transmitter site	Owned		729/562kw	—
Wausau-Rhinelander, WI WSAW-TV Office and Studio	Owned	24,400	—	—
Tower/Transmitter site	Leased	1,440	650/316kw	08/2017
Topeka, Kansas, WIBW-TV Office and Studio	Owned	19,800	—	—
Tower/Transmitter site	Leased	2,338	1,249/316kw	02/2062
Dothan, Alabama and Panama City, Florida, WTVY-TV Office and Studio	Leased	20,440	—	12/2010
Tower/Transmitter site	Owned	2,500	1,880/100 kw	—
Harrisonburg, Virginia, WHSV-TV Office and Studio	Leased	18,000	—	04/2018	(c)
Tower/Transmitter site	Leased	2,016	337/8.32 kw	12/2001	(d)
Bowling Green, Kentucky, WBKO-TV Office and Studio	Owned	17,598	—	—
Tower/Transmitter site	Owned	1,175	603/316kw	—
Meridian, Mississippi, WTOK-TV Office and Studio	Owned	34,061	—	—
Tower/Transmitter site	Owned	1,504	319/316kw	—
Parkersburg, West Virginia, WTAP-TV Office and Studio	Owned	17,500	—	—
Tower/Transmitter site	Owned	3,600	460/216kw	—
Reno, Nevada, KOLO-TV Office and studio	Owned	20,600	—	—
Transmission tower site	Leased		80/20kw	12/2030
Transmitter building and improvements	Owned	1018 and 864		—

(a)  Approximate size is for building space only and does not include the land on which the facilities are located.

(b)  The tower/transmitter is located at and included within the size of the office and studio premises.

(c)  The Company has an option to purchase this property during the term of the lease. The purchase price is subject to adjustment depending upon the date the option is exercised.

(d)  The United States Department of Agriculture Forest Service granted us a Special Use Permit to occupy this land.

Publishing

Newspaper and		Owned or	Approximate Size	Lease Expiration
Property Location	Use	Leased	(sq. ft.)	Date

The Albany Herald Publishing Company, Inc., Albany, GA	Offices and production facility for The Albany Herald	Owned	83,000	—
Post Citizen Media, Inc. Conyers, GA	Offices for Rockdale Citizen/ Newton Citizen	Owned	20,000		—
Conyers, GA	Offices for Rockdale Citizen/Newton Citizen and the Gwinnett	Leased	20,000	11/2004
	Daily Post
Lawrenceville, GA	Offices and production facility for the Gwinnett Daily Post and Rockdale Citizen/Newton Citizen	Leased	72,000	12/2013
Goshen, IN	Offices and production facility for The Goshen News	Owned	21,000	—

Item 3. Legal Proceedings

Settlement of Income Tax Matter

     In October 2001, the Company received a notice of deficiency from the Internal Revenue Service (the “IRS”) with respect to its 1996 and 1998 federal income tax returns relating to the acquisition of certain television assets in 1996. On January 18, 2002, the Company filed a petition to contest the matter in the United States Tax Court.

     In January 2004, the Company settled its litigation with the IRS regarding all deficiencies related to the IRS’ audit of the Company’s 1996 and 1998 federal income tax returns. The settlement requires no cash payments from the Company. The Company agreed in the settlement to forego certain claimed depreciation and amortization deductions relating to the 1996 through 1999 tax years, which in turn resulted in a reduction of the Company’s current federal income tax net operating loss carryforwards by approximately $16.3 million. After giving effect to the settlement, the Company’s federal net operating loss carryforwards approximate $190 million. During the year ended December 31, 2003, the Company recorded a non-cash charge to decrease its deferred tax assets by approximately $5.8 million to reflect this settlement. As a result of the settlement, the Company is also entitled to collect a previously claimed federal tax cash refund of approximately $1.2 million, plus statutory interest, that relates to 1996.

Other Legal Proceedings

     The Company is not a party to any legal proceedings in which an adverse outcome would have a material adverse effect, either individually or in the aggregate, upon the Company except as described below.

Investment in Broadcasting Company

     The Company has an equity investment in Sarkes Tarzian, Inc. (“Tarzian”) representing shares in Tarzian which were originally held by the estate of Mary Tarzian (the “Estate”). As described more fully below, the Company’s ownership of the Tarzian shares is subject to certain litigation.

     On February 12, 1999, Tarzian filed suit in the United States District Court for the Southern District of Indiana against U.S. Trust Company of Florida Savings Bank as Personal Representative of the Estate, claiming that Tarzian had a binding and enforceable contract to purchase the Tarzian shares from the Estate. On February 3, 2003, the Court entered judgment on a jury verdict in favor of Tarzian for breach of contract and awarding Tarzian $4.0 million in damages. On June 23, 2003, the Court denied the Estate’s renewed motion for judgment as a matter of law, and alternatively, for a new trial on the issue of liability; denied Tarzian’s motion to amend the judgment to award Tarzian specific performance of the contract and title to the Tarzian shares; and granted Tarzian’s motion to amend the judgment to include pre-judgment interest on the $4.0 million damage award. The Estate has appealed the judgment and the Court’s rulings on the post-trial motions, and Tarzian has cross-appealed. The Company cannot predict when the final resolution of this litigation will occur.

     On March 7, 2003, Tarzian filed suit in the United States District Court for the Northern District of Georgia against the Company for tortious interference with contract and conversion. The lawsuit alleges that Gray purchased the Tarzian shares with actual knowledge that Tarzian had a binding agreement to purchase the stock from the Estate. The lawsuit seeks damages in an amount equal to the liquidation value of the interest in Tarzian that the stock represents, which Tarzian claims to be as much as $75 million, as well as attorneys’ fees, expenses, and punitive damages. The lawsuit also seeks an order requiring the Company to turn over the stock certificates to Tarzian and relinquish all claims to the stock. The stock purchase agreement with the Estate would permit the Company to make a claim against the Estate in the event that title to the Tarzian Shares is ultimately awarded to Tarzian. There is no assurance that the Estate would have sufficient assets to honor any or all of such potential claims. The Company filed its answer to the lawsuit on May 14, 2003 denying any liability for Tarzian’s claims. The Company believes it has meritorious defenses and intends to vigorously defend the lawsuit. The Company cannot predict when the final resolution of this litigation will occur.

Item 4. Submission of Matters to a vote of Security Holders

     No matters were submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year covered.

Item 4.1. Executive Officers of the Registrant

     Set forth below is certain information with respect to the executive officers of the Company as of March 10, 2004:

     J.     Mack Robinson, age 80, has been our Chairman and Chief Executive Officer since September 2002. Prior to that, he was our President and Chief Executive Officer since 1996. He has served as one of our directors since 1993. He is the Chairman of the Executive Committee of our board of directors. Mr. Robinson has served as Chairman of the Board of Bull Run Corporation, a former stockholder of Gray, since 1994, Chairman of the Board and President of Delta Life Insurance Company and Delta Fire and Casualty Insurance Company since 1958, President of Atlantic American Corporation, an insurance holding company, from 1988 until 1995 and Chairman of the Board of Atlantic American Corporation since 1974. Mr. Robinson also serves as a director of the following companies: Bankers Fidelity Life Insurance Company, American Independent Life Insurance Company, Georgia Casualty & Surety Company, American Southern Insurance Company and American Safety Insurance Company. He is a director emeritus of Wachovia Corporation. Mr. Robinson is the husband of Mrs. Harriett J. Robinson and the father-in-law of Mr. Hilton H. Howell, Jr., both members of our board of directors.

     Hilton H. Howell, Jr., age 41, has been our Vice Chairman since September 2002. Prior to that, he was our Executive Vice President since September 2000. He has served as one of our directors since 1993. He is a member of the Executive Committee of our board of directors. He has served as President and Chief Executive Officer of Atlantic American Corporation, an insurance holding company, since 1995 and Executive Vice President from 1992 to 1995. He has been Executive Vice President and General Counsel of Delta Life Insurance Company and Delta Fire and Casualty Insurance Company since 1991, and Vice Chairman of Bankers Fidelity Life Insurance Company and Georgia Casualty & Surety Company since 1992. He has been a director, Vice President and Secretary of Bull Run Corporation, since 1994. Mr. Howell also serves as a director of the following companies: Atlantic American Corporation, Bankers Fidelity Life Insurance Company, Delta Life Insurance Company, Delta Fire and Casualty Insurance Company, Georgia Casualty & Surety Company, American Southern Insurance Company, American Safety Insurance Company, Association Casualty Insurance Company and Association Risk Management General Agency. He is the son-in-law of Mr. J. Mack Robinson and Mrs. Harriett J. Robinson, both members of our board of directors.

     Robert S. Prather, Jr., age 59, has served as our President and Chief Operating Officer since September 2002. Prior to that, he served as our Executive Vice President — Acquisitions since 1996. He has served as one of our directors since 1993. He is a member of the Executive Committee of our board of directors. He has served as President and Chief Executive Officer and a director of Bull Run Corporation, since 1992. He serves as an advisory director of Swiss Army Brands, Inc. and serves on the Board of Trustees of the Georgia World Congress Center Authority.

     James C. Ryan, age 43, has served as our Senior Vice President and Chief Financial Officer since September 2002. Prior to that, he was our Vice President and Chief Financial Officer since October 1998. He was the Chief Financial Officer of Busse Broadcasting Corporation from 1987 until we acquired it in 1998.

     Robert A. Beizer, age 64, has served as our Vice President for Law and Development and Secretary since 1996. From June 1994 to February 1996 he was of counsel to Venable, Baetjer, Howard & Civiletti, a law firm, in its regulatory and legislative practice group. From 1990 to 1994, Mr. Beizer was a partner in the law firm of Sidley & Austin and was head of their communications practice group in Washington, D.C. He is a past president of the Federal Communications Bar Association and has served as a member of the American Bar Association House of Delegates.

     Thomas J. Stultz, age 52, has served as our Vice President and President of our Publishing Division since 1996. Prior to joining us, he served as Vice President of Multimedia Newspaper Company, a division of Multimedia, Inc. from 1988 to 1995, having responsibility for developing and coordinating Multimedia’s newspaper marketing initiatives and directly supervising several Multimedia daily and non-daily publications. Mr. Stultz has approximately 33 years of experience in the newspaper industry. Mr. Stultz earned his MBA at Georgia State University.

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

	Common Stock			Class A Common Stock

			Cash Dividends			Cash Dividends
	High	Low	Declared Per Share	High	Low	Declared Per Share

2003
First Quarter	$10.28	$8.62	$0.02	$12.23	$10.00	$0.02
Second Quarter	13.38	8.91	0.02	15.22	10.45	0.02
Third Quarter	14.90	10.55	0.02	14.79	11.05	0.02
Fourth Quarter	15.76	11.35	0.02	15.70	11.63	0.02
2002
First Quarter	$14.50	$10.24	$0.02	$16.16	$12.95	$0.02
Second Quarter	14.55	13.20	0.02	18.10	14.75	0.02
Third Quarter	13.35	10.75	0.02	18.15	13.10	0.02
Fourth Quarter	10.95	7.95	0.02	13.65	10.15	0.02

     As of March 1, 2004, the Company had 44,169,644 outstanding shares of Common Stock held by approximately 2,372 stockholders and 5,830,820 outstanding shares of Class A Common Stock held by approximately 638 stockholders. The number of stockholders includes stockholders of record and individual participants in security position listings as furnished to the Company pursuant to Rule 17Ad-8 under the Exchange Act.

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

     The Company’s senior credit facility and its 91/4% Notes due 2011 each contain covenants that restrict the ability of the Company to pay dividends on its capital stock. However, the Company does not believe that such covenants currently limit its ability to pay dividends at the recent quarterly rate of $0.03 per share. In addition to the foregoing, the declaration and payment of dividends on the Common Stock and the Class A Common Stock are subject to the discretion of the Board of Directors. Any future payments of dividends will depend on the earnings and financial position of the Company and such other factors as the Board of Directors deems relevant. See Note D. Long-term Debt accompanying the Company’s consolidated financial statements included elsewhere herein for further discussion of restrictions on the Company’s ability to pay dividends.

Equity Compensation Plan Information

     See “Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters — Equity Compensation Plan Information” for disclosure regarding the Company’s equity compensation plans.

Item 6. Selected Financial Data

     Set forth below is certain selected historical consolidated financial data of the Company. This information should be read in conjunction with the Company’s audited consolidated financial statements and related notes thereto appearing elsewhere herein and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,

	2003	2002(1)	2001	2000	1999(2)

	(Restated) (3)
	(in thousands except per share data)
Statements of Operations Data
Revenues	$295,371	$198,640	$156,344	$171,213	$143,953
Operating income	74,678	55,229	16,765	29,748	21,414
Cumulative effect of accounting change, net of income tax benefit of $13,215	-0-	(26,646)	-0-	-0-	-0-
Net income (loss)	14,024	(23,941)	(13,318)	(6,212)	(6,315)
Net income (loss) available to common stockholders	10,737	(30,371)	(13,934)	(9,384)	(7,325)
Net income (loss) available to common stockholders per common share:
Basic	0.21	(1.37)	(0.89)	(0.61)	(0.57)
Diluted	0.21	(1.37)	(0.89)	(0.61)	(0.57)
Cash dividends per common share	0.08	0.08	0.08	0.08	0.08
Balance Sheet Data (at end of period):
Total assets	$1,325,329	$1,332,048	$830,056	$673,450	$695,793
Long-term debt (including current portion)	655,902	658,220	551,444	374,887	381,702
Redeemable serial preferred stock	39,276	39,190	-0-	-0-	-0-
Total stockholders’ equity	362,775	373,366	142,196	155,961	168,188

(1)	Reflects the acquisitions of Gray MidAmerica Television, completed October 25, 2002 and KOLO-TV, completed December 18, 2002, as of their respective acquisition dates. For further information concerning these acquisitions, see Part 1, Item 1. Business included elsewhere herein.

(2)	Reflects the operating results of three television stations acquired on October 1, 1999 and the Goshen News acquired on March 1, 1999, as of their respective acquisition dates.

(3)	Certain prior period amounts have been restated to reflect a change in the Company’s accounting for certain broadcast licenses and goodwill. For further information see Note B to the Company’s Notes to Consolidated Financial Statements for the Year Ended December 31, 2003 included elsewhere herein.

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

     The Company acquired Gray MidAmerica Television (formerly Stations Holding Company) and KOLO-TV (the “2002 Acquisitions”) during the fourth quarter of 2002. The acquisitions were accounted for under the purchase method of accounting. The operating results of the television stations acquired in the 2002 Acquisitions were included in the 2002 operating results from the date of their acquisitions forward. See Note C of the Notes To Consolidated Financial Statements included elsewhere herein.

Overview

     The Company derives its revenues from its television broadcasting, publishing and paging operations. The operating revenues of the Company’s television stations are derived from broadcast advertising revenues and, to a much lesser extent, from ancillary services such as production of commercials and tower rentals as well as compensation paid by the networks to the stations for broadcasting network programming. The operating revenues of the Company’s publishing operations are derived from advertising, circulation and classified revenue. Paging revenue is derived primarily from the sale of pagers, cellular telephones and related services. Certain information concerning the relative contributions of the Company’s television broadcasting, publishing and paging operations is provided in Note L of the Notes To Consolidated Financial Statements included elsewhere herein.

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

     Most broadcast advertising contracts are short-term, and generally run only for a few weeks. Approximately 64% of the net revenues of the Company’s television stations for the year ended December 31, 2003, were generated from local advertising (including political advertising revenues), which is sold primarily by a station’s sales staff directly to local accounts, and the remainder represented primarily by national advertising, which is sold by a station’s national advertising sales representative. The stations generally pay commissions to advertising agencies on local, regional and national advertising and the stations also pay commissions to the national sales representative on national advertising.

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

     The Company’s publishing operations’ advertising contracts are generally entered into annually and provide for a commitment as to the volume of advertising to be purchased by an advertiser during the year. The publishing operations’ advertising revenues are primarily generated from local advertising and are generally highest in the second and fourth quarters of each year.

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

Broadcasting, Publishing and Paging Revenues

     Set forth below are the principal types of broadcasting, publishing and paging revenues earned by the Company’s broadcasting, publishing and paging operations for the periods indicated and the percentage contribution of each of the Company’s total broadcasting, publishing and paging revenues, respectively (dollars in thousands):

	Year Ended December 31,

	2003		2002		2001

	Amount	%	Amount	%	Amount	%

Broadcasting
Net Revenues:
Local	$150,105	50.8%	$79,631	40.1%	$63,012	40.3%
National	70,798	24.0%	39,288	19.8%	31,164	19.9%
Network compensation	8,378	2.8%	6,422	3.2%	6,902	4.4%
Political	5,668	1.9%	16,612	8.4%	287	0.2%
Production and other	8,112	2.8%	4,761	2.4%	5,065	3.3%

	$243,061	82.3%	$146,714	73.9%	$106,430	68.1%

Publishing
Revenues:
Retail	$22,998	7.8%	$21,953	11.1%	$20,132	12.9%
Classifieds	12,515	4.2%	12,590	6.3%	12,396	7.9%
Circulation	8,060	2.7%	8,083	4.1%	7,730	4.9%
Other	793	0.3%	1,031	0.5%	931	0.6%

	$44,366	15.0%	$43,657	22.0%	$41,189	26.3%

Paging
Revenues:
Paging lease, sales and service	$7,944	2.7%	$8,269	4.1%	$8,725	5.6%

Total	$295,371	100.0%	$198,640	100.0%	$156,344	100.0%

Year Ended December 31, 2003 to Year Ended December 31, 2002

     Revenues. Total revenues for the year ended December 31, 2003 increased 49% to $ 295.4 million as compared to the prior year due primarily to the television stations acquired in the 2002 Acquisitions.

•	Broadcasting revenues increased $96.3 million, or 66%, to $ 243.1 million. The acquired stations had revenue of $127.9 million for the year ended December 31, 2003 compared to the $25.4 million for the period subsequent to the acquisitions in 2002, an increase of $102.5 million. With respect to our television stations that were owned continuously for 2003 and 2002, revenue for the year ended December 31, 2003, decreased $6.2 million, or 5%. This decrease was primarily the net result of increases in local advertising revenue of 5%, national advertising revenue of 4% offset by decreases in political advertising revenue of 82% and network revenue of 13%. Local advertising revenues increased due to local account development. National advertising revenue increased due, in part, to slowly improving general economic conditions and commercial inventory being available for use by national customers rather than being used for political advertising. The decrease in cyclical political advertising revenue is due to 2003 being an “off year” in the political cycle which results in fewer political races. Network compensation declined reflecting the ongoing phase out of network compensation at certain of our television stations.

•	Publishing revenues increased 2% to $44.4 million. Retail advertising increased 5%. Classified advertising and circulation revenues decreased less than 1% respectively. The increase in retail advertising revenue is attributable to systematic account development and rate increases.

•	Paging revenue decreased 4% to $7.9 million. The decrease was due primarily to price competition and a reduction of units in service. The Company had approximately 53,000 and 66,000 pagers in service at December 31, 2003 and 2002, respectively. The number of units in service decreased as a result of increased competition from other communication services and products such as cellular tellephones.

     Operating expenses. Operating expenses for the year ended December 31, 2003 increased 54% to $220.7 million. The increase resulted primarily from increases in broadcasting expenses, amortization, depreciation, and corporate overhead.

•	Broadcast operating expenses for all stations, excluding depreciation and amortization increased 78% to $145.7 million. The 2002 Acquisitions were the primary reason for the increase in broadcast expenses. The acquired stations had broadcast expenses of $76.4 million for the year ended December 31, 2003 compared to $13.2 million for the period subsequent to the acquisitions in 2002. With respect to our television stations that were owned continuously for the year ended December 31, 2003 and 2002, broadcast expenses increased 1%. For the continuously owned stations, payroll expense increased 3%, or $1.3 million. For these continuously owned stations, syndicated programming costs increased 1%, or $59,000, and other broadcast expense decreased 4%, or $817,000, primarily due to a decrease in fees paid to national sales representation firms.

•	Publishing expenses, before depreciation and amortization, were essentially flat with an increase of $198,000, or less than 1%, to $31.8 million. Publishing payroll expense increased $382,000, or 3%. Newsprint expense increased $105,000, or 2% primarily due to an increase in the cost of newsprint. Newsprint cost per ton increased 3%. These increases were offset by decreases in various other expenses aggregating $290,000.

•	Paging expenses, before depreciation and amortization, remained essentially unchanged in total for the year ended December 31, 2003 as compared to that of the prior year.

•	Corporate and administrative expenses, before depreciation and amortization, increased 51% to $8.5 million with increased payroll related costs and professional fees accounting for the majority of the overall increase. The increase in compensation related costs was due to increased compensation for existing employees and the hiring of additional employees to help manage the operations of the stations acquired in the 2002 Acquisitions. The increase in other professional fees was due primarily to higher legal, accounting and banking fees.

•	Depreciation of property and equipment totaled $21.7 million and $15.6 million for the years ended December 31, 2003 and 2002, respectively. The $6.1 million increase is primarily due to the assets acquired with the 2002 Acquisitions in the fourth quarter of 2002 and the purchase of digital television equipment in the current and prior year.

•	Amortization of intangible assets totaled $5.6 million and $2.2 million for the years ended December 31, 2003 and 2002, respectively. The $3.5 million increase is primarily the result of the intangible assets subject to amortization acquired in the 2002 Acquisitions and the subsequent amortization thereof.

•	Amortization of restricted stock award of $454,000 was due to the amortization of restricted stock awards granted to the Company’s board of directors and president during 2003.

•	Loss on disposal of assets totaled $1.2 million and $699,000 for the years ended December 31, 2003 and 2002, respectively. These non-cash charges reflect routine disposals of obsolete equipment during the respective periods.

     Appreciation (depreciation) in value of derivatives, net. During 2002, the Company had an interest rate swap agreement that expired on October 9, 2002. During the year ended December 31, 2002, the Company recognized appreciation on this interest rate swap agreement. This agreement expired in 2002 and no similar appreciation was recorded in 2003. The Company has entered into new interest rate swap agreements beginning in the first quarter of 2003; however, these agreements qualify for hedge accounting treatment and the Company is not required to record appreciation (depreciation) on these new interest rate swap agreements in the Company’s statement of operations. Appreciation (depreciation) on these new interest rate swap agreements has been recorded in the Company’s Statement of Stockholders’ Equity as other comprehensive income.

     Interest expense. Interest expense increased $7.7 million to $43.3 million. This increase is attributable to a higher total average debt balance in 2003 compared to 2002, mitigated somewhat by lower average interest rates in 2003 compared to 2002. The total average debt balance was $657.0 million and $453.9 million for the years ended December 31, 2003 and 2002, respectively. The total average interest rates were 6.16% and 7.01% for the years ended December 31, 2003 and 2002, respectively. These rates do not include the effect of the interest rate swap agreements that generated interest expense of $324,000 in the current year.

     Loss on Early Extinguishment of Debt. As a result of implementing Statement of Financial Accounting Standards No. 145, “Rescission of Financial Accounting Standards Board (“FASB”) Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”), the Company has reclassified $16.8 million in expenses associated with the early extinguishment of debt from an extraordinary charge as previously reported for 2002 to a loss on early extinguishment of debt in the current presentation. A similar loss did not occur in the year ended December 31, 2003.

     Federal and state income tax expense (benefit). The effective tax rate increased from 41.2% to 55.3% primarily as a result of recording $5.8 million of income tax expense in 2003 as a result of settling litigation with the IRS relating to the acquisition of certain television assets in 1996. See Note H. Income Taxes included herein for further discussions of this matter.

     Cumulative effect of accounting change, net of income tax benefit. See explanation in section comparing the year ended December 31, 2002 to the year ended December 31, 2001.

     Preferred dividends. Preferred dividends increased $826,000 to $3.3 million for the year ended December 31, 2003. The increase was attributable to the additional preferred stock outstanding that was issued in April 2002.

     Preferred dividends associated with the redemption of preferred stock. On April 22, 2002, the Company issued $40 million (4,000 shares) of a redeemable and convertible preferred stock to a group of private investors and designated it as Series C Preferred Stock. As part of the transaction, holders of the Company’s Series A and Series B Preferred Stock exchanged all of the outstanding shares of each respective series, an aggregate fair value of approximately $8.6 million, for an equal number of shares of the Series C Preferred Stock. In connection with this exchange, the Company recorded a non-cash constructive dividend of $4.0 million during the year ended December 31, 2002.

     Net income (loss) available to common stockholders. Net income (loss) available to common stockholders of the Company for the year ended December 31, 2003 and 2002 was $10.7 million and ($30.4 million), respectively. Net loss available to common stockholders for the year ended December 31, 2002 has been restated as a result of the restatement of the cumulative effect of accounting change as discussed below in the section comparing the year ended December 31, 2002 to the year ended December 31, 2001.

Year Ended December 31, 2002 to Year Ended December 31, 2001

     Revenues. Total revenues for the year ended December 31, 2002 increased 27% to $198.6 million as compared to the prior year.

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

     Operating expenses. Operating expenses for the year ended December 31, 2002 increased 3% to $143.4 million. The increase resulted primarily from increases in broadcasting expenses, corporate overhead and loss on disposal of assets. These increases were partially offset by decreases in publishing expenses, paging expenses, depreciation expense and amortization expense.

•	Broadcast operating expenses for all stations, excluding depreciation and amortization increased 24% to $82.0 million. From the respective dates of the acquisitions during the fourth quarter of 2002, the Company incurred operating expenses, excluding depreciation and amortization, of $13.0 million for Gray MidAmerica Television and $203,000 for KOLO-TV. With respect to the Company’s television stations which were owned for the entire year of 2002, broadcast operating expenses, excluding depreciation and amortization increased 4%, or $2.5 million, to $68.8 million from $66.2 million primarily reflecting, in part, approximately $2.0 million of certain incentive compensation and approximately $1.0 million of national sales representatives commissions earned on political time sales during 2002. These expense increases were partially offset by savings from cost control measures taken during 2002.

•	Publishing expenses for the year ended December 31, 2002 decreased 1% to $31.6 million. Aggregate non-newsprint operating costs increased $488,000 as compared with 2001. Newsprint costs decreased approximately $820,000 due to lower newsprint prices.

•	Paging expenses decreased 1% to $5.8 million due primarily to decreased employee compensation costs and decreased repairs and maintenance costs.

•	Corporate and administrative expenses increased 55%, or $2.0 million to $5.6 million. This increase reflects, in part, approximately $660,000 of costs in 2002 directly attributable to the operations of Gray MidAmerica Television and approximately $850,000 of other payroll and incentive compensation costs incurred in 2002 of which approximately $350,000 is not anticipated to recur in 2003.

•	Depreciation of property and equipment decreased 6% to $15.6 million. This decrease can be attributed to certain assets becoming fully depreciated that were acquired in prior acquisitions.

•	Amortization of intangible assets decreased 86% to $2.2 million. Effective January 1, 2002, the Company implemented the Statement of Financial Accounting Standards No. 141, “Business Combinations”, and No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Under these new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but will be subject to annual impairment tests in accordance with these standards. Amortization expense of $14.8 million was recorded in the year ended December 31, 2001 for goodwill and other intangibles that are no longer being amortized in the year ended December 31, 2002.

•	Loss on disposal of assets totaled $699,000 and $157,000 for the years ended December 31, 2002 and 2001, respectively. These non-cash charges reflect routine disposals of obsolete equipment during the respective periods.

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

     Loss on early extinguishment of debt. On December 21, 2001, the Company completed its sale of $180 million aggregate principal amount of its 9¼% Senior Subordinated Notes due 2011. On this same date, the Company instructed the trustee for its 10 5/8% Senior Subordinated Notes due 2006 (the “10 5/8% Notes”) to commence the redemption in full of the 10 5/8% Notes. The net proceeds from the sale of the 9¼% Senior Subordinated Notes due 2011 were used for the redemption of the 10 5/8% Notes. The redemption was completed on January 22, 2002 and all obligations associated with the 10 5/8% Notes were extinguished on that date. The Company recorded a charge of approximately $11.3 million in the first quarter of 2002 in connection with this early extinguishment of debt.

     In the fourth quarter of 2002, the Company amended its senior credit facility as part of the financing arrangements for the acquisition of Gray MidAmerica Television. As a result of this amendment, the Company recorded a charge of approximately $5.6 million.

     As a result of implementing Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”) in the first quarter of 2003, the Company has reclassified the aggregate of $16.8 million in expenses associated with the early extinguishment of debt from an extraordinary charge as previously reported for 2002 to a loss on early extinguishment of debt in the current presentation. A similar loss did not occur in the year ended December 31, 2001.

     Federal and state income tax expense (benefit). The effective tax rate increased from 34.2% to 41.2% due primarily to the effect of state income taxes.

     Cumulative effect of accounting change, net of income tax benefit. On January 1, 2002, the Company adopted SFAS 142, which requires companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life. Instead, SFAS 142 requires that goodwill and intangible assets deemed to have an indefinite useful life be reviewed for impairment upon adoption of SFAS 142 and annually thereafter. Under SFAS 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. As of January 1, 2002, the Company performed the first of the required impairment tests of goodwill and indefinite lived intangible assets. As a result of the required impairment test, in the quarter ended March 31, 2002, the Company recognized a non-cash impairment of goodwill and other intangible assets of $39.9 million ($26.6 million net of income taxes). Such charge is reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations. In calculating the impairment charge, the fair value of the reporting units underlying the segments was estimated using a discounted cash flow methodology. The non-cash impairment charge had previously been recorded in 2002 at $39.5 million ($30.6 million net of income taxes). See Note B. Restatement included herein for a more detail discussion of the 2002 restatement.

     Preferred dividends and preferred dividends associated with the redemption of preferred stock. On April 22, 2002, the Company issued $40 million (4,000 shares) of a redeemable and convertible preferred stock to a group of private investors and designated it as Series C Preferred Stock. As part of the transaction, holders of the Company’s Series A and Series B Preferred Stock exchanged all of the outstanding shares of each respective series, an aggregate fair value of approximately $8.6 million, for an equal number of shares of the Series C Preferred Stock. In connection with such exchange, the Company recorded a non-cash constructive dividend of $4.0 million during the year ended December 31, 2002. Preferred dividends increased to $2.5 million for the year ended December 31, 2002 as compared to $616,346 for the year ended December 31, 2001. The increase was due to the additional outstanding preferred stock in the current year.

     Net loss available to common stockholders. Net loss available to common stockholders of the Company for the year ended December 31, 2002 and 2001 was $30.4 million and $13.9 million, respectively. Net loss available to common stockholders for the year ended December 31, 2002 has been restated as a result of the restatement of the cumulative effect of accounting change as discussed above.

Liquidity and Capital Resources

General

     The following tables present certain data that the Company believes is helpful in evaluating the Company’s liquidity and capital resources (in thousands).

	Year Ended December 31,

	2003	2002

Net cash provided by operating activities	$62,317	$27,173
Net cash used in investing activities	(32,996)	(400,936)
Net cash (used in) provided by financing activities	(30,289)	386,120

Net increase (decrease) in cash and cash equivalents	$(968)	$12,357

	December 31,

	2003	2002

Cash and cash equivalents	$11,947	$12,915
Long-term debt including current portion	655,902	658,220
Redeemable serial preferred stock	39,276	39,190
Available credit under senior credit agreement	75,000	75,000

     The Company and its subsidiaries file a consolidated federal income tax return and such state or local tax returns as are required. Although the Company may earn taxable operating income, as of December 31, 2003 the Company anticipates that through the use of its available loss carryforwards it will not pay significant amounts of federal or state income taxes in the next several years.

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

     Net cash provided by operating activities increased $35.1 million. The increase was due primarily to properties acquired in the 2002 Acquisitions. All 16 television stations that the Company acquired in the fourth quarter of 2002 have generated positive cash flow and have significantly contributed to the increase in net cash provided by operating activities.

     Net cash used in investing activities decreased $367.9 million. In 2003, purchases of property and equipment increased by $7.3 million and payments on purchase liabilities increased by $7.8 million. In 2002 the Company used $554.2 million for acquisitions which was offset by the use of $168.6 million of restricted cash for the redemption of the Company’s 10 5/8% Senior Subordinated Notes for a net use of $385.6 million for which there were no comparable transactions in 2003.

     Net cash from financing activities changed from $386.1 million provided by financing activities in 2002 to a $30.3 million net use in 2003, a decrease of $416.4 million. The decrease was primarily due to transactions in 2002 that did not recur at comparable levels in 2003, principally the redemption of the Company’s 10 5/8% Senior Subordinated Notes of $155.2 million, the issuance of an additional $100.0 million of 9 1/4% Senior Subordinated Notes, amending the Company’s senior credit facility to increase its term facility by $175 million and the issuance of $297.8 million of Common and Redeemable Preferred stock. The Company purchased common stock and warrants from a related party for a total of $22.5 million (net of $0.4 million reflected as an additional investment in Sarkes Tarzian) in 2003 without a similar transaction in 2002.

Digital Television Conversion

     As of March 1, 2004, the Company was broadcasting a digital signal at 27 of its 29 stations. The Company currently intends to have all such required installations completed as soon as practicable. The Federal Communications Commission (the “FCC”) required that all commercial stations be operational by May of 2002. As necessary, the Company has requested and received approval from the FCC to extend the May 2002 deadline by varying periods of time for all of the Company’s remaining stations that are not currently broadcasting in digital. Given the Company’s good faith efforts to comply with the existing deadline and the facts specific to each extension request, the Company believes the FCC will grant any further deadline extension requests that become necessary.

     The Company paid approximately $12.3 million for digital transmission equipment for the year ended December 31, 2003 and anticipates an additional $7.7 million of cash payments for equipment and services related to the conversions to be paid during 2004.

Settlement of Internal Revenue Service Audit

     In October 2001, the Company received a notice of deficiency from the Internal Revenue Service (the “IRS”) with respect to its 1996 and 1998 federal income tax returns relating to the acquisition of certain television assets in 1996. On January 18, 2002, the Company filed a petition to contest the matter in the United States Tax Court.

     In January 2004, the Company settled its litigation with the IRS regarding all deficiencies related to the IRS’ audit of the Company’s 1996 and 1998 federal income tax returns. The settlement requires no cash payments from the Company. The Company agreed in the settlement to forego certain claimed depreciation and amortization deductions relating to the 1996 through 1999 tax years, which in turn resulted in a reduction of the Company’s current federal income tax net operating loss carryforwards by approximately $16.3 million. After giving effect to the settlement, the Company’s federal net operating loss carryforwards approximate $190 million. During the three months ended December 31, 2003, the Company recorded a non-cash charge to decrease its deferred tax assets by approximately $5.8 million to reflect this settlement. As a result of the settlement, the Company is also entitled to collect a previously claimed federal tax cash refund of approximately $1.2 million, plus statutory interest, that relates to 1996.

Purchase of Common Stock Warrants from Related Party

     In transactions completed on April 15 and April 16, 2003, the Company purchased warrants held by Bull Run Corporation (“Bull Run”), a related party and then shareholder in the Company, for an aggregate of 1,106,250 shares of Class A Common Stock and 100,000 shares of Common Stock of Gray. The total purchase price, including the Company’s expenses, was $5.3 million which was paid using cash on hand. The warrants were initially granted in association with the Sarkes Tarzian transaction and the issuance of Series A and Series B Preferred Stock. The purchase of the warrants has been recorded as an increase in the Sarkes Tarzian investment of $395,000 and a decrease in Class A Common Stock of $4.9 million. The warrants were cancelled effective April 16, 2003. The independent directors of Gray approved the transaction after receiving an opinion as to the fairness of the transaction from an independent and nationally recognized investment-banking firm.

Purchase of Common Stock and Class A Common Stock from Related Party

     On August 19, 2003 the Company repurchased from Bull Run 1,017,647 shares of the Company’s Class A Common Stock and 11,750 shares of the Company’s Common Stock. Under the terms of the stock purchase agreement between the parties, the Company paid Bull Run $16.95 per share. An independent Special Committee of the Company’s Board of Directors approved this transaction after receiving an opinion as to the fairness of the transaction from an independent and nationally recognized investment-banking firm. Gray funded the $17.6 million aggregate purchase price by utilizing cash on hand.

     In a related transaction, certain family entities of Mr. J. Mack Robinson, the Company’s Chairman and CEO, collectively purchased one million shares of the Company’s Class A Common Stock from Bull Run for $16.95 per share. As a result of these two transactions, Bull Run no longer holds any shares of the Company’s stock.

Off-Balance Sheet Arrangements

     The Company has future minimum annual commitments under non-cancelable operating leases, television syndicated programming exhibition rights and for digital television (“DTV”) equipment. Future minimum payments under operating leases with initial or remaining non-cancelable lease terms in excess of one year, obligations under program exhibition rights for which the license period had not yet commenced and commitments for DTV equipment that had been ordered but not yet been received are as follows (in thousands):

	DTV	Operating	Syndicated
Year	Equipment	Leases	Programming	Total

2004	$1,037	$1,332	$5,081	$7,450
2005	954	1,012	8,884	10,850
2006	-0-	855	7,882	8,737
2007	-0-	694	6,483	7,177
2008	-0-	568	1,946	2,514
Thereafter	-0-	4,079	499	4,578

	$1,991	$8,540	$30,775	$41,306

     The DTV equipment, lease and programming amounts in the table above are estimates of commitments that are in addition to liabilities accrued for on the Company’s balance sheet as of December 31, 2003.

     Through a rights-sharing agreement with Host Communications, Inc. (“Host”), a wholly owned subsidiary of Bull Run, the Company participates jointly with Host in the marketing, selling and broadcasting of certain collegiate sporting events and in related programming, production and other associated activities. The agreement commenced April 1, 2000 and terminates after five years. The Company shares with Host the profit or loss from these activities. The Company’s operating results for 2003, 2002 and 2001 include net profit (loss) from these activities of $104,396, $(168,307) and $(178,991). As a result of the rights-sharing agreement, in certain circumstances, the Company may be called upon for payment of a share of certain upfront rights fees. At December 31, 2003, the Company had paid $1,502,499 under this provision. This amount is included as an advance to related party in the consolidated balance sheet at December 31, 2003. The Company could be called upon to pay up to $1.8 million in 2004 in connection with this rights-sharing agreement.

Tabular Disclosure of Contractual Obligations as of December 31, 2003 (in thousands)

	Payment due by period

		Less than 1			More than
		Year	1-3 Years	3-5 Years	5 Years
Contractual Obligations	Total	(2004)	(2005-2006)	(2007-2008)	(after 2008)

Long-term debt obligations (1)	$657,056	$124	$138	$243	$656,551
Capital lease obligations (2)	323	-0-	-0-	108	215
Operating lease obligations (3)	8,540	1,332	1,867	1,262	4,079
Purchase obligations currently accrued (4)	6,653	6,653	-0-	-0-	-0-
Purchase obligations not currently accrued (5)	1,991	1,037	954	-0-	-0-
Programming obligations currently accrued (6)	9,990	8,976	962	52	-0-
Programming obligations not currently accrued (7)	30,775	5,081	16,766	8,429	499
Acquisition related liabilities (8)	4,587	1,679	1,829	674	405

Total	$719,915	$24,882	$22,516	$10,768	$661,749

(1)	“Long-term debt obligations” represent the current and all future payment obligations under long-term borrowings referenced in FASB Statement of Financial Accounting Standards No. 47 Disclosure of Long-Term Obligations, as may be modified or supplemented. The Company assumes that as amounts become due under the term notes, the amounts will be paid from borrowings under the revolving facility to the extent such borrowings are available. Since the term notes and the revolving facility are both components of the senior credit facility, such borrowings under the revolving facility and related payments under the term notes are netted until the capacity to borrow under the revolving facility is exhausted. These amounts are accrued for as of the current balance sheet date.

(2)	“Capital lease obligations” represent payment obligations under non-cancelable lease agreements classified as capital leases and disclosed pursuant to FASB Statement of Financial Accounting Standards No. 13 Accounting for Leases, as may be modified or supplemented. These amounts are accrued for as of the current balance sheet date.

(3)	“Operating lease obligations” represent payment obligations under non-cancelable lease agreements classified as operating leases and disclosed pursuant to FASB Statement of Financial Accounting Standards No. 13 Accounting for Leases, as may be modified or supplemented. These amounts are not accrued for as of the current balance sheet date.

(4)	“Purchase obligations currently accrued” represent payment obligations for DTV equipment. It is the Company’s policy to accrue for these obligations when the equipment is received and the vendor has completed the work required by the purchase agreement. These amounts are accrued for as of the current balance sheet date.

(5)	“Purchase obligations not currently accrued” represent payment obligations for DTV equipment. It is the Company’s policy to accrue for these obligations when the equipment is received and the vendor has completed the work required by the purchase agreement. These amounts are not accrued for as of the current balance sheet date.

(6)	“Programming obligations currently accrued” represent obligations for syndicated television programming whose license period has begun and the product is available. These amounts are accrued for as of the current balance sheet date.

(7)	“Programming obligations not currently accrued” represent obligations for syndicated television programming whose license period has not yet begun or the product is not yet available. These amounts are not accrued for as of the current balance sheet date.

(8)	“Acquisistion related liabilities” represent certain obligations associated with acquisitions of television stations that were completed in prior years. These amounts are accrued for as of the current balance sheet date.

Certain relationships

     J.     Mack Robinson, Chairman, Chief Executive Officer and a director of Gray, is Chairman of the Board of Bull Run Corporation, a former principal stockholder of Gray, and a beneficial owner of Bull Run’s common stock. Robert S. Prather, Jr., President, Chief Operating Officer and a director of Gray, is President, Chief Executive Officer and a director of Bull Run. Hilton H. Howell, Jr., Vice Chairman and a director of Gray, is Vice President, Secretary and a director of Bull Run.

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

Valuation of FCC Licenses and Network Affiliation Agreements

     Broadcast licenses of television stations acquired by the Company prior to January 1, 2002 were valued using a residual basis methodology (analogous to “goodwill”) where the excess of the purchase price over the fair value of all identified tangible and intangible assets was attributed to the broadcast license.

     The Company values the broadcast licenses of any television stations acquired after 2001 using an income approach. Under this approach, a broadcast license is valued based on analyzing the estimated after-tax discounted future cash flows of the station, assuming an initial start-up operation maturing into an average performing station in a specific television market and giving consideration to other relevant factors such as the technical qualities of the broadcast license and the number of competing broadcast licenses within that market. The Company adopted this methodology to value broadcast licenses as the Company believes this methodology has, in recent years, become the methodology generally used within the broadcast industry to value broadcast licenses.

     Some broadcast companies may use methods to value acquired broadcast licenses and their related network affiliations different than those that are used by the Company. These different methods may result in significant variances in the amount of purchase price allocated to these assets among broadcast companies.

     The Company believes that the value of a television station is derived primarily from the attributes of its broadcast license. These attributes have a significant impact on the audience for network programming in a local television market compared to the national viewing patterns of the same network programming. These attributes and their impact on audiences can include:

•	The scarcity of broadcast licenses assigned by the Federal Communications Commission (“FCC”) to a particular market determines how many television networks and other program sources are viewed in a particular market

•	The length of time the broadcast license has allowed a station to operate. Television stations that have been broadcasting within a market for longer periods of time are generally viewed more often than newer television stations.

•	VHF stations (generally channels two to thirteen) are typically viewed more often than UHF stations (generally channels fifteen to sixty-nine) because (i) VHF stations have been broadcasting longer than UHF stations, (ii) UHF signals are generally weaker than VHF signals and (iii) because historically, in the early years of UHF operations, UHF stations had disadvantaged channel positions on TV receivers and cable systems compared to VHF stations.

•	The quality of the broadcast signal and geographic location of the broadcast station within a market impacts viewership. The viewership of a television station is influenced by a television station’s physical location. As an example, the value of being licensed to the largest city within a multi-city market has more value than being licensed to the smallest city within that market. A station’s broadcast power level, antenna height and antenna location all influence the overall quality of a television signal and therefore potential viewership of the station. All of these attributes are ultimately controlled by the broadcast license issued by the FCC.

•	The audience acceptance of the broadcast licensee’s local news programming and community involvement. A local television station’s news programming that attracts the largest audience in a market generally will provide a larger audience for its own network programming.

•	The quality of the other non-network programming carried by the television station. A local television station’s syndicated programming that attracts the largest audiences in a market generally will provide larger audience lead-ins to its network programming.

     A local television station can be the number one station in a market, regardless of the national ranking of its affiliated network, depending on these factors or attributes listed above. ABC, CBS, NBC and FOX each have affiliations with local television stations that have the largest prime time audience in the local market in which the station operates.

     Some broadcasting companies account for network affiliations as a significant component of the value of a station. These companies believe that stations are popular because they have generally been affiliating with networks from the inception of network broadcasts, stations with network affiliations have the most successful local news programming and the network affiliation relationship enhances the audience for local syndicated programming. As a result, these broadcast companies allocate a significant portion of the purchase price for any station that they may acquire to the network affiliation relationship.

     In connection with the Company’s purchase of Gray MidAmerica Television in October 2002 and of KOLO-TV in December 2002 the Company acquired 16 television stations serving 14 markets. The methodology the Company used to value these stations was based on the Company’s evaluation of the broadcast licenses acquired and the characteristics of the markets in which they operated. The Company believes that in these specific markets the Company would be able to replace a network affiliation agreement with little or no economic loss to the television station. The Company bases this belief in part on the following:

•	Of the 14 markets that these newly acquired stations operate in, 10 of these markets have four or fewer commercial television stations including the station owned by the Company. In the remaining four markets, the Company’s stations operate on VHF channels; see the discussion of VHF channels below. Also, in those four remaining markets the Company’s stations all rank among the top three most viewed stations in the market for both local news viewing and for overall viewing of programming; see the discussion of audience viewing below. (The Company defines a commercial television station as a commercial broadcast station that BIA has reported receiving at least a 1% share of viewers, or more, in three of the four most recent rating periods.)

•	Of these 16 stations, the average length of time the broadcast license has allowed these stations to operate is 48 years with the shortest time period being 38 years and the longest time period being 54 years. Generally, networks desire to affiliate with established stations that have performed at a high level over time. Each of the stations acquired in 2002 have been continuously affiliated with at least one of the following major networks, ABC, CBS or NBC, for substantially all of the years the respective station has been broadcasting and have been consistently affiliated with the same major network on average for 42 years with the shortest time period being 17 years and the longest time period being 50 years.

•	Of these 16 stations, 13 stations broadcast on VHF channels and three stations broadcast on UHF channels. In the three markets in which the Company broadcasts on a UHF channel, there are four or fewer commercial television stations including the station owned by the Company in the market (see the discussion of the number of stations in a market above).

•	Of these 14 markets, two are considered by the Company to be multi-city markets and each of the Company’s station’s are licensed to the largest city within the multi-city market. Generally, a network would rather affiliate with a station that is licensed to the largest city within a multi-city market, because there are likely to be more viewers interested in the local news product of that station in comparison to stations licensed to smaller cities within the same market.

•	All 16 stations broadcast using power levels, antenna heights and antenna locations that produce high quality television signals that cover large geographic areas.

•	Within these 14 markets, each of the Company’s stations rank among the top three viewed stations in each market for both local news and also for overall programming. More specifically, of the 16 stations, the stations’ local news programming ranking and the stations’ overall audience ranking within the station’s market was number one at 11 of the stations, number two at two of the stations and number three at three of the stations. The stations that have a number three ranking are all in a single market and operate as a parent station with two satellite stations (to better service smaller towns geographically distant from the primary station). (These audience rankings are based upon the Company’s review of market data for the November, July, May and February 2003 rating periods.)

     Given the Company’s assumptions and the specific attributes of the stations the Company acquired in 2002 (see discussion above), the Company ascribed no incremental value to the incumbent network affiliation relationship in each market beyond the cost of negotiating a new agreement with another network and the value of any terms of the affiliation agreement that were more favorable or unfavorable than those generally prevailing in the market.

     Certain other broadcasting companies have valued network affiliations on the basis that it is the affiliation and not the other attributes of the station, including its broadcast license, which contributes to the operational performance of that station. As a result, the Company believes that these broadcasting companies include in their network affiliation valuation amounts related to attributes that the Company believes are more appropriately reflected in the value of the broadcast license or goodwill.

     If the Company were to assign higher values to all of its network affiliations and less value to its broadcast licenses and if it is further assumed that such higher values of the network affiliations are definite lived intangible assets, this reallocation of value might have a significant impact on the Company’s operating results. However, it should be noted that there is a diversity of practice and some broadcast companies have considered such an intangible asset to have a life ranging from 15 to 40 years depending on the specific assumptions utilized by those broadcast companies.

     The following table reflects the hypothetical impact of the hypothetical reassignment of value from broadcast licenses to network affiliations for all prior acquisitions of the Company (the first acquisition being in 1994) and the resulting increase in amortization expense assuming a hypothetical 15-year amortization period.

		Percentage of Total
		Value reassigned to
		Network
	As	Affiliated Agreements

	Reported	50%	25%

	(In thousands, except per share data)
Balance Sheet (As of December 31, 2003):
Broadcast licenses	$925,711	$566,921	$746,316
Other intangible assets, net (including network affiliation agreements)	3,807	362,597	183,202
Statement of Operations
(For the year ended December 31, 2003):
Amortization of intangible assets	5,622	37,534	21,578
Operating Income	74,678	42,767	58,722
Net income (loss) before cumulative effect of accounting change	14,024	(17,888)	(1,932)
Net Income (loss)	10,737	(10,249)	244
Net Income (loss) per share, basic	$0.21	$(0.20)	$0.00
Net Income (loss) per share, diluted	$0.21	$(0.20)	$0.00

     In future acquisitions, the valuation of the broadcast licenses and network affiliations may differ from the values of previous acquisitions due to the different characteristics of each station and the market in which it operates.

Income Taxes

     The Company has deferred tax assets related to (a) approximately $190 million in federal operating loss carryforwards which expire during the years 2012 through 2023 and (b) approximately $215 million of various state operating loss carryforwards. Recoverability of these deferred tax assets requires at least in part, generation of sufficient taxable income prior to expiration of the loss carryforwards. The calculation of the Company’s deferred tax assets and deferred tax liabilities are based, in part, upon certain assumptions and estimations by the Company’s management.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     Based on the Company’s floating rate debt outstanding at December 31, 2003, a 100 basis point increase in market interest rates would increase the Company’s interest expense and decrease the Company’s income before income taxes for the year by approximately $3.8 million.

     The fair market value of long-term fixed interest rate debt is also subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of the Company’s total long-term debt at December 31, 2003 was approximately $692.8 million, which was approximately $36.9 million more than its carrying value. A hypothetical 100 basis point decrease in the prevailing interest rates at December 31, 2003 would result in an increase in fair value of total long-term debt by approximately $10.3 million. Fair market values are determined from quoted market prices where available or based on estimates made by investment bankers.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders of
Gray Television, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Gray Television, Inc. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Notes A and K, the Company adopted Statement of Financial Accounting Standard No. 142 effective January 1, 2002 and, accordingly, changed its method of accounting for goodwill and other intangible assets.

As discussed in Note B, the Company has restated its prior years’ financial statements, to reflect the effects of a reclassification between broadcast licenses and goodwill and the revision of the initial transition impairment charge upon adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

PricewaterhouseCoopers LLP

Atlanta, Georgia
February 13, 2004

GRAY TELEVISION, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,

	2003	2002

		(Restated)
Assets
Current assets:
Cash and cash equivalents	$11,947	$12,915
Trade accounts receivable, less allowance for doubtful accounts of $1,145 and $1,339, respectively	55,215	54,770
Inventories	1,521	1,178
Current portion of program broadcast rights, net	7,487	8,082
Other current assets	1,865	1,925

Total current assets	78,035	78,870

Property and equipment:
Land	17,606	16,758
Buildings and improvements	34,325	32,767
Equipment	186,225	164,834

	238,156	214,359
Allowance for depreciation	(104,197)	(86,127)

	133,959	128,232
Deferred loan costs, net	13,112	13,756
Broadcast licenses	925,711	950,321
Goodwill	153,858	136,969
Other intangible assets, net	3,807	8,905
Investment in broadcasting company	13,599	13,215
Related party receivable	1,610	3
Other	1,638	1,777

	$1,325,329	$1,332,048

GRAY TELEVISION, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands)

	December 31,

	2003	2002

		(Restated)
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$8,134	$6,044
Employee compensation and benefits	14,195	13,454
Accrued interest	4,040	1,119
Other accrued expenses	4,332	3,276
Current portion of program broadcast obligations	8,976	9,472
Acquisition related liabilities	1,678	8,051
Deferred revenue	3,022	3,791
Unrealized loss on derivatives	210	-0-
Current portion of long-term debt	124	887

Total current liabilities	44,711	46,094
Long-term debt, less current portion	655,778	657,333
Program broadcast obligations, less current portion	1,014	1,126
Deferred income taxes	217,666	206,143
Other	4,109	8,796

	923,278	919,492

Commitments and contingencies (Note J)
Redeemable Serial Preferred Stock, no par value; cumulative; convertible; designated 5 shares, issued and outstanding 4 shares ($40,000 aggregate liquidation value)	39,276	39,190

Stockholders’ equity:
Common Stock, no par value; authorized 50,000 shares, respectively; issued 44,032 and 43,436 shares, respectively	392,436	385,762
Class A Common Stock, no par value; authorized 15,000 shares; issued 7,962 shares, respectively	15,241	20,173
Retained earnings (deficit)	(17,500)	(24,230)
Accumulated other comprehensive loss, net of tax	(126)	-0-
Unearned compensation	(1,357)	-0-

	388,694	381,705
Treasury Stock at cost, Common, 12 and -0- shares, respectively	(200)	-0-
Treasury Stock at cost, Class A Common, 2,131 and 1,113 shares, respectively	(25,719)	(8,339)

	362,775	373,366

	$1,325,329	$1,332,048

See accompanying notes.

GRAY TELEVISION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except for per share data)

	Year Ended December 31,

	2003	2002	2001

		(Restated)	(Restated)
Operating revenues:
Broadcasting (less agency commissions)	$243,061	$146,714	$106,430
Publishing	44,366	43,657	41,189
Paging	7,944	8,269	8,725

	295,371	198,640	156,344

Expenses:
Operating expenses before depreciation and amortization:
Broadcasting	145,721	81,996	66,233
Publishing	31,781	31,583	31,915
Paging	5,785	5,798	5,877
Corporate and administrative	8,460	5,607	3,615
Depreciation	21,715	15,564	16,512
Amortization of intangible assets	5,622	2,164	15,270
Amortization of restricted stock award	454	-0-	-0-
Loss on disposals of assets, net	1,155	699	157

	220,693	143,411	139,579

Operating income	74,678	55,229	16,765
Appreciation (depreciation) in value of derivatives, net	-0-	1,581	(1,581)
Miscellaneous income (expense), net	20	303	351
Interest expense	(43,337)	(35,674)	(35,783)
Loss on early extinguishment of debt	-0-	(16,838)	-0-

Income (loss) before income taxes and cumulative effect of accounting change	31,361	4,601	(20,248)
Federal and state income tax expense (benefit)	17,337	1,896	(6,930)

Net income (loss) before cumulative effect of accounting change	14,024	2,705	(13,318)
Cumulative effect of accounting change, net of income tax benefit of $13,215	-0-	(26,646)	-0-

Net income (loss)	14,024	(23,941)	(13,318)
Preferred dividends (includes accretion of issuance cost of $87 and $58 for 2003 and 2002, respectively)	3,287	2,461	616
Preferred dividends associated with the redemption of preferred stock	-0-	3,969	-0-

Net income (loss) available to common stockholders	$10,737	$(30,371)	$(13,934)

Basic per share information:
Net income (loss) before cumulative effect of accounting change available to common stockholders	$0.21	$(0.17)	$(0.89)
Cumulative effect of accounting change, net of income taxes	(0.00)	(1.20)	(0.00)

Net income (loss) available to common stockholders	$0.21	$(1.37)	$(0.89)

Weighted average shares outstanding	50,111	22,127	15,605
Diluted per share information:
Net income (loss) before cumulative effect of accounting change available to common stockholders	$0.21	$(0.17)	$(0.89)
Cumulative effect of accounting change, net of income taxes	(0.00)	(1.20)	(0.00)

Net income (loss) available to common stockholders	$0.21	$(1.37)	$(0.89)

Weighted average shares outstanding	50,535	22,127	15,605

See accompanying notes.

GRAY TELEVISION, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands except for number of shares)

	Series A
	and Series B				Class A
	Preferred Stock				Common Stock				Common Stock

	Shares		Amount		Shares		Amount		Shares		Amount

Balance at December 31, 2000	861		$4,637		7,961,574		$20,173		8,708,820		$116,487
Net loss	-0	-	-0	-	-0	-	-0	-	-0	-	-0	-
Common Stock cash dividends ($0.08) per share	-0	-	-0	-	-0	-	-0	-	-0	-	-0	-
Preferred Stock dividends	-0	-	-0	-	-0	-	-0	-	-0	-	-0	-
Issuance of Common Stock:
401(k) plan	-0	-	-0	-	-0	-	-0	-	41,207		585
Non-qualified stock plan	-0	-	-0	-	-0	-	-0	-	42,200		557
Income tax benefits relating to stock plans	-0	-	-0	-	-0	-	-0	-	-0	-	6

Balance at December 31, 2001	861		4,637		7,961,574		20,173		8,792,227		117,635
Net loss	-0	-	-0	-	-0	-	-0	-	-0	-	-0	-
Common Stock cash dividends ($0.08) per share	-0	-	-0	-	-0	-	-0	-	-0	-	-0	-
Preferred Stock dividends	-0	-	-0	-	-0	-	-0	-	-0	-	-0	-
Issuance of Common Stock:
Public offering	-0	-	-0	-	-0	-	-0	-	34,500,000		266,473
401(k) plan	-0	-	-0	-	-0	-	-0	-	65,472		753
Non-qualified stock plan	-0	-	-0	-	-0	-	-0	-	78,005		792
Income tax benefits relating to stock plans	-0	-	-0	-	-0	-	-0	-	-0	-	109
Redemption of series A and series B preferred stock	(861)		(4,637)		-0	-	-0	-	-0	-	-0	-

Balance at December 31, 2002	-0	-	$-0	-	7,961,574		$20,173		43,435,704		$385,762

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Retained		Class A				Common
	Earnings		Treasury Stock				Treasury Stock

	(Deficit)		Shares		Amount		Shares		Amount

	(Restated)

Balance at December 31, 2000	$23,273		(1,113,107)		$(8,339)		(24,257)		$(270)
Net loss	(13,318)		-0	-	-0	-	-0	-	-0	-
Common Stock cash dividends ($0.08) per share	(1,249)		-0	-	-0	-	-0	-	-0	-
Preferred Stock dividends	(616)		-0	-	-0	-	-0	-	-0	-
Issuance of Common Stock:
401(k) plan	-0	-	-0	-	-0	-	9,257		103
Non-qualified stock plan	-0	-	-0	-	-0	-	15,000		167
Income tax benefits relating to stock plans	-0	-	-0	-	-0	-	-0	-	-0	-

Balance at December 31, 2001	8,090		(1,113,107)		(8,339)		-0	-	-0	-
Net loss	(23,941)		-0	-	-0	-	-0	-	-0	-
Common Stock cash dividends ($0.08) per share	(1,949)		-0	-	-0	-	-0	-	-0	-
Preferred Stock dividends	(2,461)		-0	-	-0	-	-0	-	-0	-
Issuance of Common Stock:
Public offering	-0	-	-0	-	-0	-	-0	-	-0	-
401(k) plan	-0	-	-0	-	-0	-	-0	-	-0	-
Non-qualified stock plan	-0	-	-0	-	-0	-	-0	-	-0	-
Income tax benefits relating to stock plans	-0	-	-0	-	-0	-	-0	-	-0	-
Redemption of series A and series B preferred stock	(3,969)		-0	-	-0	-	-0	-	-0	-

Balance at December 31, 2002	$(24,230)		(1,113,107)		$(8,339)		-0	-	$-0	-

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Accumulated
	Other
	Comprehensive		Unearned
	Income (Loss)		Compensation		Total

					(Restated)
Balance at December 31, 2000	$-0-		$-0-		$155,961
Net loss	-0	-	-0	-	(13,318)
Common Stock cash dividends ($0.08) per share	-0	-	-0	-	(1,249)
Preferred Stock dividends	-0	-	-0	-	(616)
Issuance of Common Stock:
401(k) plan	-0	-	-0	-	688
Non-qualified stock plan	-0	-	-0	-	724
Income tax benefits relating to stock plans	-0	-	-0	-	6

Balance at December 31, 2001	-0	-	-0	-	142,196
Net loss	-0	-	-0	-	(23,941)
Common Stock cash dividends ($0.08) per share	-0	-	-0	-	(1,949)
Preferred Stock dividends	-0	-	-0	-	(2,461)
Issuance of Common Stock:
Public offering	-0	-	-0	-	266,473
401(k) plan	-0	-	-0	-	753
Non-qualified stock plan	-0	-	-0	-	792
Income tax benefits relating to stock plans	-0	-	-0	-	109
Redemption of series A and series B preferred stock	-0	-	-0	-	(8,606)

Balance at December 31, 2002	$-0	-	$-0	-	$373,366

See accompanying notes.

GRAY TELEVISION, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
(in thousands except for number of shares)

	Series A
	and Series B				Class A
	Preferred Stock				Common Stock				Common Stock

	Shares		Amount		Shares		Amount		Shares		Amount

Balance at December 31, 2002 (continued)	-0	-	$-0	-	7,961,574		$20,173		43,435,704		$385,762
Net income	-0	-	-0	-	-0	-	-0	-	-0	-	-0	-
Unrealized loss on derivatives, net of income taxes	-0	-	-0	-	-0	-	-0	-	-0	-	-0	-
Comprehensive income
Common Stock cash dividends ($0.08) per share	-0	-	-0	-	-0	-	-0	-	-0	-	-0	-
Preferred Stock dividends	-0	-	-0	-	-0	-	-0	-	-0	-	-0	-
Issuance of Common Stock:
401(k) plan	-0	-	-0	-	-0	-	-0	-	172,096		1,899
Non-qualified stock plan	-0	-	-0	-	-0	-	-0	-	279,170		2,741
Directors’ stock plan	-0	-	-0	-	-0	-	-0	-	168		2
Directors’ restricted stock plan	-0	-	-0	-	-0	-	-0	-	45,000		439
Officer’s restricted stock plan	-0	-	-0	-	-0	-	-0	-	100,000		1,372
Amortization of unearned compensation	-0	-	-0	-	-0	-	-0	-	-0	-	-0	-
Cost of stock issuance	-0	-	-0	-	-0	-	-0	-	-0	-	(195)
Purchase of Common Stock from related party	-0	-	-0	-	-0	-	-0	-	-0	-	-0	-
Purchase of warrants from related party	-0	-	-0	-	-0	-	(4,932)		-0	-	-0	-
Income tax benefits relating to stock plans	-0	-	-0	-	-0	-	-0	-	-0	-	416

Balance at December 31, 2003	-0	-	$-0	-	7,961,574		$15,241		44,032,138		$392,436

[Additional columns below]

[Continued from above table, first column(s) repeated]

			Class A				Common
	Retained		Treasury Stock				Treasury Stock
	Earnings
	(Deficit)		Shares		Amount		Shares		Amount

	(Restated)

Balance at December 31, 2002 (continued)	$(24,230)		(1,113,107)		$(8,339)		-0	-	$-0	-
Net income	14,024		-0	-	-0	-	-0	-	-0	-
Unrealized loss on derivatives, net of income taxes	-0	-	-0	-	-0	-	-0	-	-0	-
Comprehensive income
Common Stock cash dividends ($0.08) per share	(4,007)		-0	-	-0	-	-0	-	-0	-
Preferred Stock dividends	(3,287)		-0	-	-0	-	-0	-	-0	-
Issuance of Common Stock:
401(k) plan	-0	-	-0	-	-0	-	-0	-	-0	-
Non-qualified stock plan	-0	-	-0	-	-0	-	-0	-	-0	-
Directors’ stock plan	-0	-	-0	-	-0	-	-0	-	-0	-
Directors’ restricted stock plan	-0	-	-0	-	-0	-	-0	-	-0	-
Officer’s restricted stock plan	-0	-	-0	-	-0	-	-0	-	-0	-
Amortization of unearned compensation	-0	-	-0	-	-0	-	-0	-	-0	-
Cost of stock issuance	-0	-	-0	-	-0	-	-0	-	-0	-
Purchase of Common Stock from related party	-0	-	(1,017,647)		(17,380)		(11,750)		(200)
Purchase of warrants from related party	-0	-	-0	-	-0	-	-0	-	-0	-
Income tax benefits relating to stock plans	-0	-	-0	-	-0	-	-0	-	-0	-

Balance at December 31, 2003	$(17,500)		(2,130,754)		$(25,719)		(11,750)		$(200)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Accumulated
	Other
	Comprehensive		Unearned
	Income (Loss)		Compensation		Total

	(Restated)				(Restated)
Balance at December 31, 2002 (continued)	$-0	-	$-0	-	$373,366

Net income	-0	-	-0	-	14,024
Unrealized loss on derivatives, net of income taxes	(126)		-0	-	(126)

Comprehensive income					13,898
Common Stock cash dividends ($0.08) per share	-0	-	-0	-	(4,007)
Preferred Stock dividends	-0	-	-0	-	(3,287)
Issuance of Common Stock:
401(k) plan	-0	-	-0	-	1,899
Non-qualified stock plan	-0	-	-0	-	2,741
Directors’ stock plan	-0	-	-0	-	2
Directors’ restricted stock plan	-0	-	(439)		-0	-
Officer’s restricted stock plan	-0	-	(1,372)		-0	-
Amortization of unearned compensation	-0	-	454		454
Cost of stock issuance	-0	-	-0	-	(195)
Purchase of Common Stock from related party	-0	-	-0	-	(17,580)
Purchase of warrants from related party	-0	-	-0	-	(4,932)
Income tax benefits relating to stock plans	-0	-	-0	-	416

Balance at December 31, 2003	$(126)		$(1,357)		$362,775

See accompanying notes.

GRAY TELEVISION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,

	2003	2002	2001

		(Restated)	(Restated)
Operating activities
Net income (loss)	$14,024	$(23,941)	$(13,318)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	21,715	15,564	16,512
Amortization of intangible assets	5,622	2,164	15,270
Amortization of deferred loan costs	1,796	1,526	1,536
Amortization of restricted stock award	454	-0-	-0-
Amortization of program broadcast rights	11,136	6,324	5,519
Write off loan acquisition costs from early extinguishment of debt	-0-	8,593	-0-
Payments for program broadcast rights	(10,967)	(6,421)	(5,423)
Supplemental employee benefits	(35)	(89)	(184)
Common Stock contributed to 401(K) Plan	2,495	753	688
Deferred income taxes	16,205	1,201	(7,103)
Depreciation in value of derivatives, net	-0-	(1,581)	1,581
Intangible adjustment, net	-0-	26,646	-0-
Loss on asset sales	1,155	699	157
Other	144	144	99
Changes in operating assets and liabilities, net of business acquisitions:
Trade accounts receivable	(628)	(1,732)	599
Recoverable income taxes	216	5	562
Inventories	(343)	(415)	709
Other current assets	(184)	288	(71)
Trade accounts payable	(3,660)	890	(462)
Employee compensation and benefits	561	3,446	(627)
Accrued expenses	(371)	(282)	14
Accrued interest	2,920	(6,753)	997
Deferred revenue, including non-current portion	62	144	(232)

Net cash provided by operating activities	62,317	27,173	16,823

Investing activities
Restricted cash for redemption of long-term debt	-0-	168,557	(168,557)
Acquisition of television businesses	(819)	(554,205)	-0-
Acquisition of investment in television business	-0-	-0-	(9,752)
Purchases of property and equipment	(22,306)	(14,970)	(7,593)
Proceeds from asset sales	435	272	105
Payments on purchase liabilities	(8,386)	(558)	(444)
Other	(1,920)	(32)	76

Net cash used in investing activities	(32,996)	(400,936)	(186,165)

Financing activities
Proceeds from borrowings on long-term debt	16,000	481,272	239,008
Repayments of borrowings on long-term debt	(18,491)	(379,131)	(62,451)
Deferred loan costs	(1,152)	(9,570)	(7,737)
Dividends paid	(7,207)	(4,351)	(1,865)
Income tax benefit relating to stock plans	416	109	6
Proceeds from issuance of Common Stock	2,658	267,265	724
Proceeds from issuance of Serial Redeemable Preferred Stock	-0-	30,532	-0-
Purchase of Common Stock from related party	(17,581)	-0-	-0-
Purchase of warrants from related party	(4,932)	-0-	-0-
Redemption of Preferred Stock	-0-	(6)	-0-

Net cash provided by (used in) financing activities	(30,289)	386,120	167,685

Increase (decrease) in cash and cash equivalents	(968)	12,357	(1,657)
Cash and cash equivalents at beginning of year	12,915	558	2,215

Cash and cash equivalents at end of year	$11,947	$12,915	$558

See accompanying notes.

GRAY TELEVISION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. Summary of Significant Accounting Policies

Description of Business

     The Company operates in three segments: broadcasting, publishing and paging. The broadcasting segment consists of 29 television stations serving 25 markets in 19 states. The publishing segment consists of four daily newspapers. Three of the four newspapers are located in Georgia and the fourth newspaper is located in Indiana. The paging segment consists of a wireless messaging and paging business operating in Georgia, Florida and Alabama. The Company’s executive offices are located in Atlanta, Georgia.

Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Revenue Recognition

     Broadcasting revenue is generated primarily from the sale of television advertising time. Publishing revenue is generated primarily from circulation and advertising revenue. Paging revenue results primarily from the sale of pagers, cellular telephones and related services. Advertising revenue is billed to the customer and recognized when the advertisement is aired or published. The Company bills its customers in advance for newspaper subscriptions and paging services and the related revenues are recognized over the period the service is provided on the straight-line basis. Revenue from the sale of cellular telephones and pagers is recognized at the time of sale.

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

     Management of the Company believes that barter revenue and related expense generated from syndicated and network programming is immaterial. Furthermore, any such barter revenue recognized would then require the recognition of an equal amount of barter expense. The recognition of these amounts would have no effect upon net income. Therefore, the Company does not recognize barter revenue or barter expense generated by transactions between the Company and the providers of syndicated programming.

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

Program Broadcast Rights

     Rights to programs available for broadcast under program license agreements are initially recorded at the beginning of the license period for the amounts of total license fees payable under the license agreements and are charged to operating expense over the period that the episodes are broadcast. The portion of the unamortized balance expected to be charged to operating expense in the succeeding year is classified as a current asset, with the remainder classified as a non-current asset. The liability for the license fees payable under the program license agreements is classified as current or long-term, in accordance with the payment terms of the various license agreements.

Property and Equipment

     Property and equipment are carried at cost. Depreciation is computed principally by the straight-line method for financial reporting purposes and by accelerated methods for income tax purposes. Buildings, improvements and equipment are generally depreciated over estimated useful lives of approximately 35 years, 10 years and 5 years, respectively. Maintenance, repairs and minor replacements are charged to operations as incurred; major replacements and betterments are capitalized. The cost of any assets sold or retired and related accumulated depreciation are removed from the accounts at the time of disposition, and any resulting profit or loss is reflected in income or expense for the period.

Deferred Loan Costs

     Loan acquisition costs are amortized over the life of the applicable indebtedness.

Income Taxes

     The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under SFAS 109, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     The Company and its subsidiaries file a consolidated federal income tax return. Consolidated state income tax returns are filed when appropriate and separate state tax returns are filed when consolidation is not available. Local tax returns are filed separately.

A. Summary of Significant Accounting Policies (Continued)

Stock-Based Compensation

     The Company follows the provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). The provisions of SFAS 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, (“APB 25”), but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its stock option incentive plans as discussed further in Note G.

     In accordance with APB 25 and related interpretations, compensation expense for stock options is recognized in income based on the excess, if any, of the quoted market price of the stock at the grant date of the award or other measurement date over the amount an employee must pay to acquire the stock. Generally, the exercise price for stock options granted to employees are equal to the fair market value of the Company’s common stock at the date of grant, thereby resulting in no recognition of compensation expense by the Company. For awards that generate compensation expense as defined under APB 25, the Company calculates the amount of compensation expense and recognizes the expense over the vesting period of the award.

     The fair value for the options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2003, 2002 and 2001 respectively: risk-free interest rates of 3.14%, 2.07% and 3.52%; dividend yields of 0.71%, 0.81% and 0.78%; volatility factors of the expected market price of the Company’s Common Stock of 0.30, 0.37 and 0.32; and a weighted-average expected life of the options of 4.1, 4.5 and 3.4 years.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information follows (in thousands, except per common share data):

	Year Ended December 31,

	2003	2002	2001

		(Restated)
Net income (loss) available to common stockholders, as reported	$10,737	$(30,371)	$(13,934)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	-0-	-0-	-0-
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,477)	(877)	(1,143)

Net income (loss) available to common stockholders, pro forma	$9,260	$(31,248)	$(15,077)

Net income (loss) per common share:
Basic, as reported	$0.21	$(1.37)	$(0.89)
Basic, pro forma	$0.18	$(1.41)	$(0.97)
Diluted, as reported	$0.21	$(1.37)	$(0.89)
Diluted, pro forma	$0.18	$(1.41)	$(0.97)

A. Summary of Significant Accounting Policies (Continued)

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

     The Company uses swap agreements to convert a portion of its variable rate debt to a fixed rate basis, thus hedging against interest rate fluctuations. These hedging activities are transacted with one or more highly-rated institutions, reducing the exposure to credit risk in the event of nonperformance by the counter-party.

     In 1999, the Company entered into an interest rate swap agreement which ended in October of 2002. Due to the terms of the interest rate swap agreement, it did not qualify for hedge accounting under SFAS 133. At December 31, 2003, the Company held interest rate swaps that effectively converted $50.0 million of variable rate debt to fixed rate debt. Any unrealized gain or loss on the swaps is recorded as other comprehensive income in the Company’s Consolidated Statement of Stockholders’ Equity.

     The Company recognizes interest differentials as adjustments to interest expense in the period they occur. The differential paid or received as interest rates change is accrued and recognized as an adjustment to interest expense. The amount payable to, or receivable from, counter-parties is included in liabilities or assets. The fair value of the swap agreements is recognized in the financial statements.

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

Fair Value of Financial Instruments

     The estimated fair value of the Company’s long-term debt at December 31, 2003 and 2002 was $692.8 million and $681.7 million, respectively. Currently, the Company does not anticipate settlement of long-term debt at other than book value. The fair value of other financial instruments classified as current assets or liabilities approximates their carrying value.

Earnings Per Share

     The Company computes earnings per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share”. The following table reconciles net income (loss) before cumulative effect of accounting change to net income (loss) before cumulative effect of accounting change available to common stockholders (in thousands):

A. Summary of Significant Accounting Policies (Continued)

Earnings Per Share (Continued)

	Year Ended December 31,

	2003	2002	2001

Net income (loss) before cumulative effect of accounting change	$14,024	$2,705	$(13,318)
Preferred dividends	3,287	2,461	616
Preferred dividends associated with redemption of preferred stock	-0-	3,969	-0-

Net income (loss) before cumulative effect of accounting change available to common stockholders	$10,737	$(3,725)	$(13,934)

Weighted average shares outstanding – basic	50,111	22,127	15,605
Stock options and warrants	424	-0-	-0-

Weighted average shares outstanding - diluted	50,535	22,127	15,605

     For the years ended December 31, 2002 and 2001, the Company incurred a net loss before cumulative effect of accounting change available to common stockholders. As a result, common stock equivalents related to employee stock-based compensation plans and warrants that could potentially dilute basic earnings per share in the future were not included in the computation of diluted earnings per share as they would have an antidilutive effect for the periods. The number of antidilutive common stock equivalents excluded from diluted earnings per share for the respective periods are as follows (in thousands):

	Year Ended December 31,

	2003	2002	2001

Antidilutive common stock equivalents excluded from diluted earnings per share	-0-	250	512

Valuation and Impairment Testing of Intangible Assets

     Approximately $1.1 billion, or 82%, of the Company’s total assets as of December 31, 2003 consist of unamortized intangible assets, principally broadcast licenses and goodwill.

     Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “’Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142, which requires companies to discontinue amortizing goodwill and certain intangible assets with indefinite useful lives. Instead, SFAS 142 requires that goodwill and intangible assets deemed to have indefinite useful lives be reviewed for impairment upon adoption of SFAS 142 and annually thereafter. The Company performs its annual impairment review during the fourth quarter of each year or whenever events or changes in circumstances indicate that such assets might be impaired.

     The Company has relatively few intangible assets aside from its broadcast licenses and goodwill, each of which is an indefinite lived asset. Accordingly, upon adoption of SFAS 142 on January 1, 2002, the Company ceased amortizing these assets. Other separately identified definite lived intangible assets include certain consulting and or non-compete agreements, income leases, advertising contracts, employment agreements, trademarks and network affiliation agreements.

A. Summary of Significant Accounting Policies (Continued)

Valuation and Impairment Testing of Intangible Assets (Continued)

     Broadcast licenses of television stations acquired by the Company prior to January 1, 2002 were valued using a residual value methodology where the excess of the purchase price over the fair value of all identified tangible and intangible assets was attributed to the broadcast license.

     The Company values the broadcast licenses of any television stations acquired after 2001 using an income approach. Under this approach, a broadcast license is valued based on analyzing the estimated after-tax discounted future cash flows of the station, assuming an initial start-up operation maturing into an average performing station in a specific television market and giving consideration to other relevant factors such as the technical qualities of the broadcast license and the number of competing broadcast licenses within that market. The Company adopted this methodology to value broadcast licenses as the Company believes this methodology has, in recent years, become the methodology generally used within the broadcast industry to value broadcast licenses.

     For purposes of testing goodwill impairment, each of the Company’s individual television stations and each of its individual newspapers is a separate reporting unit and its paging segment is one reporting unit.

     The Company reviews the paging business, each newspaper and each television station acquired after January 1, 2002 for possible goodwill impairment by comparing the estimated market value of each respective reporting unit to the carrying value of that reporting unit’s net assets. If the estimated market values exceed the net assets, no goodwill impairment is deemed to exist. If the fair value of the reporting unit does not exceed the carrying value of that reporting unit’s net assets, goodwill impairment is deemed to exist. The Company then performs, on a notational basis, a purchase price allocation applying the guidance of Statements of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”) by allocating the reporting unit’s fair value to the fair value of all tangible and identifiable intangible assets with residual fair value representing the implied fair value of goodwill of that reporting unit. The carrying value of goodwill for the reporting unit is written down to this implied value.

     The Company tests the broadcast license of any television station acquired after 2001 for impairment using an income approach, which is consistent with the manner in which such licenses are valued when they were acquired. As discussed above, prior to January 1, 2002 the Company valued the broadcast licenses of its acquired television stations as the residual asset, analogous to “goodwill”. For those television stations the Company tests the broadcast licenses for possible impairment by performing, on a notational basis, a purchase price allocation applying the guidance of SFAS 141 by allocating the reporting unit’s fair value to the fair value of all tangible and identifiable intangible assets (other than the license) with residual fair value representing the implied fair value of the license. If the carrying value of the broadcast license exceeds the implied value, an impairment charge is recognized.

Investment in Broadcasting Company

     The Company has an investment in Sarkes Tarzian, Inc. (“Tarzian”) whose principal business is the ownership and operation of two television stations. The investment represents 33.5% of the total outstanding common stock of Tarzian (both in terms of the number of shares of common stock outstanding and in terms of voting rights), but such investment represents 73% of the equity of Tarzian for purposes of dividends if paid as well as distributions in the event of any liquidation, dissolution or

A. Summary of Significant Accounting Policies (Continued)

Investment in Broadcasting Company (Continued)

other sale of Tarzian. This investment is accounted for under the cost method of accounting and reflected as a non-current asset. The Company has no commitment to fund operations of Tarzian and has neither representation on Tarzian’s board of directors nor any other influence over Tarzian’s management. The Company believes the cost method is appropriate to account for this investment given the existence of a single voting majority shareholder, the lack of management influence and litigation concerning the Tarzian shares. See Note J for further discussion of the Tarzian investment.

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

     In the first quarter of 2002, the Company redeemed its then outstanding 10 5/8% senior subordinated notes and recorded an extraordinary charge of approximately $11.3 million ($7.3 million after income tax) in connection with this early extinguishment of debt. Also in the fourth quarter of 2002, the Company amended its senior credit facility and recorded an extraordinary charge of approximately $5.5 million (approximately $3.6 million after income tax) in connection with this early extinguishment of debt. The Company adopted SFAS 145 in 2003. Accordingly, in the first quarter of 2003, the Company has reclassified $16.8 million (before effect of income tax benefit) in expenses associated with the early extinguishment of debt from an extraordinary charge as previously reported for 2002 to a loss on early extinguishment of debt in the current presentation. The related income tax benefit of $5.9 million that was deducted from the extraordinary charge in 2002 has been reclassified to the federal and state income tax expense (benefit) line item.

     In June 2001, the FASB issued SFAS 141 and SFAS 142. These standards change the accounting for business combinations by, among other things, prohibiting the prospective use of pooling-of-interests accounting and requiring companies to cease amortizing goodwill and certain intangible assets with an indefinite useful life. Instead, goodwill and intangible assets deemed to have an indefinite useful life are subject to an annual review for impairment. The new standards were effective for the Company on January 1, 2002. Upon adoption of SFAS 142, the Company recorded a one-time, non-cash charge of approximately $39.9 million ($26.6 million after income taxes) to reduce the carrying value of its goodwill and broadcast licenses. Such charge is reflected as a cumulative effect of an accounting change in the accompanying consolidated statements of operations for the year ended December 31, 2002. For additional information concerning the impact of adopting SFAS 142, see Notes A, B and K included herein.

     In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” which establishes criteria to identify variable interest entities (“VIE”) and the primary beneficiary of such entities. An entity that qualifies as a VIE must be consolidated by its primary beneficiary. All other holders of interests in a VIE must disclose the nature, purpose, size and activity of the VIE as well as their maximum exposure to losses as a result of involvement with the VIE. FIN 46 was revised in December 2003 and is effective for financial statements of public entities that have special-purpose entities, as defined, for periods ending after December 15, 2003. For public entities without special-purpose entities, it is effective for financial statements for periods ending after March 15, 2004.

A.     Summary of Significant Accounting Policies (Continued)

Implementation of New Accounting Principles(Continued)

The Company does not have any special-purpose entities, as defined, and is currently evaluating the provisions of this statement as it relates to its various forms of investments. The Company does not expect FIN 46 to have a material effect on its financial statements.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that such instruments be classified as a liability or as an asset in some circumstances. Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted SFAS 150 on July 1, 2003. The impact of such adoption did not have a material effect on the Company’s financial statements nor does it expect it to have a material effect in the future.

Reclassifications

     Certain prior year amounts in the accompanying condensed consolidated financial statements have been reclassified to conform with the 2003 presentation. Specifically, the Company has reclassified amounts relating to the loss on disposal of assets from miscellaneous income (expense) to a separate line item entitled “Loss on disposal of assets, net” included in operating expenses.

B. Restatement of 2002 and 2001 Financial Statements

     The Company has restated its 2002 and 2001 consolidated financial statements to correct for the following:

Reclassification Between Broadcast Licenses and Goodwill for Acquisitions Prior to 2002

     Broadcast licenses of television stations acquired by the Company prior to January 1, 2002 were valued using a residual value methodology where the excess of the purchase price over the fair value of all identified tangible and intangible assets was attributed to the broadcast license. In applying this methodology, the Company previously reported deferred tax liabilities for the excess of book over tax basis of assets acquired (primarily in stock acquisitions) with a corresponding increase in goodwill. The Company has determined that, instead of recognizing that amount as additional goodwill, the amount should have been included with the residual amount attributed to the broadcast license. Accordingly, the Company has restated its December 31, 2002 balance sheet to reflect the reclassification of approximately $36.4 million of amounts previously reported as “goodwill” to “broadcast licenses”. This reclassification, in turn, created additional book over tax basis of the broadcast licenses, requiring recognition of additional deferred tax liabilities and recognition of a corresponding increase in the amount of broadcast licenses. This grossing up effect resulted in an additional increase to broadcast licenses and an increase to deferred tax liabilities of approximately $29.0 million at December 31, 2002.

Revision of the Initial Transition Impairment Charge Calculation Upon Adoption of SFAS 142

     Upon adoption of SFAS 142 as of January 1, 2002, the Company performed the first of the required impairment tests of goodwill and other intangible assets. As a result, the Company recognized a non-cash

     B.     Restatement of 2002 and 2001 Financial Statements (Continued)

Revision of the Initial Transition Impairment Charge Calculation Upon Adoption of SFAS 142 (Cont.)

impairment of goodwill and other intangible assets of $39.5 million ($30.6 million net of income taxes). This charge was previously reported by the Company in its consolidated statement of operations for the year ended December 31, 2002. As a result of the reclassification between broadcast licenses and goodwill plus the related “tax-on-tax” gross-up mentioned above, the Company was required to re-perform its transition impairment calculation as of January 1, 2002. The adjustment mentioned above and the correction of certain other computational errors in the initial transition impairment calculation caused the pre-tax impairment charge as of January 1, 2002 to increase from $39.5 million to $39.9 million and caused the related tax benefit to increase from $8.9 million to $13.2 million. Therefore, the cumulative effect of accounting change of $30.6 million previously reported in the statement of operations for the year ended December 31, 2002 has been restated and is now reduced to $26.6 million. This net adjustment was recorded as an increase in broadcast licenses of $6.4 million, an increase in deferred taxes of $2.4 million and a decrease in the cumulative effect of accounting change of $4.0 million.

     For the year ended December 31, 2001 the Company has restated its intangible asset amortization expense and its tax benefit to reflect, in that period, the impact of the reclassification between broadcast licenses and goodwill plus the related “tax-on-tax” gross-up mentioned above.

     The following table summarizes the effects of the restatements discussed above. These restatements had no impact on cash or on income (loss) before cumulative effect of accounting change.

	Balance Sheet
(Dollars in thousands except per share data)	As of December 31, 2002

	As Previously	As
	Reported	Restated

Assets:
Broadcast licenses	$878,631	$950,321
Goodwill	173,341	136,969
Other intangible assets, net	8,900	8,905
Total assets	1,296,724	1,332,048
Liabilities:
Deferred income taxes	$174,765	$206,143
Total liabilities	888,114	919,492
Stockholders’ equity:
Retained deficit	$28,176	$24,230
Total stockholders’ equity	369,420	373,366

	Statement of Operations
	For the Year Ended December 31, 2002

	As Previously	As
	Reported	Restated

Cumulative effect of accounting change, net	$(30,592)	$(26,646)
Net loss	(27,887)	(23,941)
Net loss available to common stockholders	(34,317)	(30,371)
Net loss per share available to common stockholders:
Basic	$(1.55)	$(1.37)
Diluted	(1.53)	(1.37)

B. Restatement of 2002 and 2001 Financial Statements (Continued)

Revision of the Initial Transition Impairment Charge Calculation Upon Adoption of SFAS 142 (Cont.)

	Statement of Operations
	For the Year Ended December 31, 2001

	As Previously	As
	Reported	Restated

Amortization of intangible assets	$14,312	$15,270
Operating income	17,880	16,765
Loss before income taxes	(19,290)	(20,248)
Income tax expense (benefit)	(5,972)	(6,930)
Net loss	(13,318)	(13,318)

C. Business Acquisitions

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

     The Company paid $516.5 million in aggregate cash consideration for Gray MidAmerica Television. This amount included a base purchase price of $502.5 million plus certain net working capital adjustments of approximately $5.7 million and fees of $8.3 million associated with the transaction. The Company funded the acquisition and related fees and expenses by issuing 30,000,000 shares of Gray Common Stock (GTN) to the public for net proceeds of $232.7 million, issuing additional debt totaling $275.0 million and using cash on hand.

     For advisory services rendered by Bull Run Corporation (“Bull Run”), a related party, in connection with the merger, the Company paid an advisory fee of $5.0 million to Bull Run. This amount is included in the fees described above. The Company does not intend to engage Bull Run for any such advisory or similar services in the future.

     The Company paid $41.9 million in cash consideration for KOLO-TV. This purchase price included a base purchase price of $41.5 million and related fees of $400,000. The Company financed this transaction by utilizing cash on hand and net proceeds of $34.9 million from the issuance of an additional 4,500,000 shares of Gray Common Stock (GTN).

     The acquisitions of Gray MidAmerica Television and KOLO-TV have been accounted for under the purchase method of accounting. Under the purchase method of accounting, the results of operations of the acquired businesses are included in the accompanying consolidated financial statements as of their respective acquisition dates. The identifiable assets and liabilities of acquired businesses are recorded at

C. Business Acquisitions (Continued)

2002 Acquisitions (Continued)

their estimated fair values with the excess of the purchase price over such identifiable net assets allocated to goodwill.

     The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the respective dates of the acquisitions. A similar table with preliminary amounts based upon drafts of third party valuations of certain non-current assets was presented in the Company’s 2002 annual report for the acquisitions of Gray MidAmerica Television and KOLO-TV. The Company has now obtained final third party asset valuations and finalized estimates of certain liabilities. The Company has adjusted its financial records to reflect these final amounts.

     The tables that follow reconcile the preliminary amounts presented in the 2002 annual report to the final amounts for Gray MidAmerica Television and KOLO-TV.

Gray MidAmerica Television purchase price allocation (in thousands):

Description	Preliminary	Adjustment	Final

Cash	$1,254	$-0-	$1,254
Accounts receivable	21,284	-0-	21,284
Current portion of program broadcast rights	4,288	-0-	4,288
Other current assets	1,249	-0-	1,249
Property and equipment	60,425	-0-	60,425
Other long-term assets	966	-0-	966
Intangibles	571,760	(7,269)	564,491
Trade payables and accrued expenses	(7,377)	3,423	(3,954)
Current portion of program broadcast obligations	(5,841)	-0-	(5,841)
Deferred revenue	(695)	-0-	(695)
Current portion of notes payable	(819)	-0-	(819)
Deferred tax liabilities	(115,647)	4,599	(111,048)
Other acquisition liabilities	(10,752)	-0-	(10,752)
Long-term portion of program broadcast obligations	(712)	-0-	(712)
Long-term portion of notes payable	(3,672)	-0-	(3,672)

Total purchase price including expenses	$515,711	$753	$516,464

Detail of intangible assets:
Intangible assets not subject to amortization:
Broadcast licenses	$443,283	$(23,521)	$419,762
Goodwill	118,788	15,773	134,561
Intangible assets subject to amortization	9,689	479	10,168

	$571,760	$(7,269)	$564,491

C. Business Acquisitions (Continued)

2002 Acquisitions (Continued)

KOLO-TV purchase price allocation (in thousands):

Description	Preliminary	Adjustment	Final

Accounts receivable	$2,032	$-0-	$2,032
Current portion of program broadcast rights	490	-0-	490
Other current assets	30	-0-	30
Property and equipment	9,186	-0-	9,186
Other long-term assets	10	-0-	10
Intangibles	33,427	71	33,498
Trade payables and accrued expenses	(760)	-0-	(760)
Current portion of program broadcast obligations	(561)	-0-	(561)
Deferred revenue	(169)	-0-	(169)
Other acquisition liabilities	(1,860)	-0-	(1,860)

Total purchase price including expenses	$41,825	$71	$41,896

Detail of intangible assets:
Intangible assets not subject to amortization:
Broadcast licenses	$31,554	$(1,089)	$30,465
Goodwill	1,402	1,115	2,517
Intangible assets subject to amortization	471	45	516

	$33,427	$71	$33,498

     Of the total goodwill recorded in association with the acquisitions of Gray MidAmerica Television and KOLO-TV, $8.7 million is expected to be deductible for income tax purposes. The weighted average useful life for all intangible assets subject to amortization that were acquired in 2002 is 5.4 years.

Pro Forma Operating Results (Unaudited)

     This unaudited pro forma operating data does not purport to represent what the Company’s actual results of operations would have been had the Company acquired Gray MidAmerica Television and KOLO-TV on January 1, 2001, and should not serve as a forecast of the Company’s operating results for any future periods. The pro forma adjustments are based solely upon certain assumptions that management believes are reasonable under the circumstances at this time. Unaudited pro forma operating data for the years ended December 31, 2002 and 2001, are as follows (in thousands, except per common share data):

C. Business Acquisitions (Continued)

Pro Forma Operating Results (Unaudited) (Continued)

	Pro Forma
	Year Ended December 31,

	2002	2001

	(Restated)
	(Unaudited)
Operating revenues	$305,750	$274,513
Operating income	89,860	48,190
Net income (loss) before cumulative effect of accounting change	15,460	(5,952)
Cumulative effect of accounting change, net of income tax benefit of $13,215	(26,646)	-0-
Net loss	(11,186)	(5,952)
Preferred dividends	2,461	616
Preferred dividends associated with the redemption of preferred stock	3,969	-0-
Net loss available to common stockholders	$(17,616)	$(6,568)
Basic per share information:
Net income (loss) before cumulative effect of accounting change available to common stockholders	$0.18	$(0.13)
Cumulative effect of accounting change, net of income taxes	(0.53)	-0-

Loss available to common stockholders	$(0.35)	$(0.13)

Weighted average shares outstanding	50,212	50,105
Diluted per share information:
Net income (loss) before cumulative effect of accounting change available to common stockholders	$0.18	$(0.13)
Cumulative effect of accounting change, net of income taxes	(0.53)	-0-

Loss available to common stockholders	$(0.35)	$(0.13)

Weighted average shares outstanding	50,462	50,105

     The pro forma results presented above include adjustments to reflect (i) additional interest expense associated with debt to finance the respective acquisitions, (ii) depreciation and amortization of assets acquired, (iii) the elimination of certain redundant corporate expenses and (iv) the income tax effect of such pro forma adjustments. Average outstanding shares used to calculate pro forma earnings per share data for 2002 and 2001 include the 34.5 million shares of Common Stock issued in connection with the acquisitions.

D. Long-term Debt

     Long-term debt consists of the following (in thousands):

	December 31,

	2003	2002

Senior credit facility	$375,000	$375,000
9¼ % Senior Subordinated Notes due 2011	280,000	280,000
Other	2,056	4,518

	657,056	659,518
Less unamortized discount	(1,154)	(1,298)

	655,902	658,220
Less current portion	(124)	(887)

	$655,778	$657,333

Senior Credit Facility

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

     Under the amended revolving and term facilities, the Company, at its option, can borrow funds at an interest rate equal to the London Interbank Offered Rate (“LIBOR”) plus a margin or at the lenders’ base rate, generally equal to the lenders’prime rate, plus a margin. In June of 2003, the Company further amended the existing senior credit facility to reduce the current interest rate on the term loan by 0.5% annually at a cost of approximately $1.0 million in fees. No other provisions or terms of the credit facility changed. Interest rates under the amended revolving facility are base rate plus a margin ranging from 0.50% to 1.75% or LIBOR plus a margin ranging from 1.75% to 3.0%. Interest rates under the amended term facility are base plus a margin ranging from 1.0% to 1.25% or LIBOR plus a margin ranging from 2.25% to 2.50%. The applicable margin payable by the Company will be determined by the Company’s operating leverage ratio that is calculated quarterly.

     At December 31, 2003, the Company had $375.0 million of term loans outstanding under the senior credit facility placed at LIBOR with $75.0 million available to borrow under the revolving credit agreement. Also as of December 31, 2003, interest rates were at a rate of LIBOR plus 2.25% for funds borrowed under the term facility. No amounts were outstanding under the revolving facility as of December 31, 2003. The weighted average interest rate on the balance outstanding under the senior credit facility at December 31, 2003 and 2002 was 3.40% and 4.42%, respectively. The Company is charged a commitment fee equal to 0.50% per annum of the excess of the aggregate average daily available credit limit less the amount outstanding.

D. Long-term Debt (Continued)

Senior Credit Facility (Continued)

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

     The amended and restated senior credit facility is collateralized by substantially all of the assets, excluding real estate, of the Company and its subsidiaries. In addition, the Company’s subsidiaries are joint and several guarantors of the obligations and the Company’s ownership interests in its subsidiaries are pledged to collateralize the obligations. The agreement contains certain restrictive provisions which include but are not limited to, requiring the Company to maintain certain financial ratios and limits upon the Company’s ability to incur additional indebtedness, make certain acquisitions or investments, sell assets or make other restricted payments, including dividends, (all as are defined in the loan agreement). The senior subordinated notes also contain similar restrictive provisions limiting the Company’s ability to, among other things, incur additional indebtedness, make certain acquisitions or investments, sell assets or make certain restricted payments that include but are not limited to purchases or redemptions of the Company’s capital stock.

9¼% Senior Subordinated Notes

     On December 21, 2001, the Company completed its sale of $180 million aggregate principal amount of its senior subordinated notes. The net proceeds from the sale of these notes were approximately $173.6 million. These senior subordinated notes have a coupon of 9¼% and were priced at a discount to yield 9 3/8%. On September 10, 2002, the Company completed the sale of an additional $100 million principal amount of senior subordinated notes. The coupon on these additional notes was 9¼% and they were issued at par. These additional notes were issued under the same indenture and have the same terms as the Company’s previously existing senior subordinated notes. The additional senior subordinated notes form a single series with the Company’s then existing senior subordinated notes and are collectively referred to as the 9¼% Notes.

     Interest on the 9¼% Notes is payable semi-annually on December 15 and June 15, commencing June 15, 2002. The 9¼% Notes mature on December 15, 2011 and are redeemable, in whole or in part, at the Company’s option after December 15, 2006. If the 9¼% Notes are redeemed during the twelve-month period beginning on December 15 of the years indicated below, they will be redeemed at the redemption prices set forth below, plus accrued and unpaid interest to the date fixed for redemption.

Percentage of the Principal
Year	Amount Outstanding

2006	104.625%
2007	103.083%
2008	101.542%
2009 and thereafter	100.000%

D. Long-term Debt (Continued)

9¼% Senior Subordinated Notes (Continued)

     Under certain circumstances, the Company at its option can redeem all or a portion of the 9¼% Notes prior to December 15, 2006. If the 9¼% Notes were to be redeemed prior to December 15, 2006, the Company would have to pay the principal amount, accrued but unpaid interest and certain premiums.

     The 9¼% Notes are jointly and severally guaranteed (the “Subsidiary Guarantees”) by all of the Company’s subsidiaries (the “Subsidiary Guarantors”). The obligations of the Subsidiary Guarantors under the Subsidiary Guarantees is subordinated, to the same extent as the obligations of the Company in respect of the 9¼% Notes, to the prior payment in full of all existing and future senior debt of the Subsidiary Guarantors (which will include any guarantee issued by such Subsidiary Guarantors of any senior debt).

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

Interest Rate Swaps

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

     During 2003, the Company entered into four interest rate swap agreements which expire on November 3, 2004. These agreements convert a combined notional amount of $50.0 million of floating rate debt under the senior credit facility to fixed rate debt. These swap agreements fix the LIBOR component of the total interest rate charged on this portion of the Company’s debt at a weighted average fixed rate of 1.87%. The Company has elected to account for these agreements using hedge accounting under SFAS 133.

D. Long-term Debt (Continued)

Maturities

     Aggregate minimum principal maturities on long-term debt as of December 31, 2003, were as follows (in thousands):

Year	Minimum Principal Maturities

2004	$124
2005	67
2006	71
2007	68
2008	175
Thereafter	656,551

$657,056

     The Company assumes that as amounts become due under the term notes, the amounts will be paid from borrowings under the revolving facility to the extent such borrowings are available. Since the term notes and the revolving facility are both components of the senior credit facility, such borrowings under the revolving facility and related payments on the term notes are netted until the capacity to borrow under the revolving facility is exhausted.

     The Company made interest payments of approximately $38.5 million, $36.6 million and $36.8 million during 2003, 2002 and 2001, respectively.

E. Stockholders’ Equity

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

     In transactions completed in April 2003, the Company purchased, and cancelled, all of the warrants held by Bull Run, a related party, for a total price including the Company’s expenses, of $5.3 million which was paid using cash on hand. The warrants were initially granted in association with the Sarkes Tarzian transaction and the issuance of Series A and Series B Preferred Stock. The purchase of the warrants has been recorded as an increase in the Sarkes Tarzian investment of $395,000 and a decrease in Class A Common Stock of $4.9 million. The independent directors of the Company approved this transaction with Bull Run after receiving an opinion as to the fairness of the transaction from an independent and nationally recognized investment-banking firm.

     At December 31, 2003, warrants to purchase 375,000 shares of Class A Common Stock at $16.00 per share were outstanding and fully vested. The warrants expire if not exercised by September 24, 2006.

E. Stockholders’ Equity (Continued)

     In August of 2003, the Company purchased 1,017,647 shares of the Company’s Class A Common Stock and 11,750 shares of the Company’s Common Stock from Bull Run for $16.95 per share, or a total of $17.6 million including expenses, which was funded using cash on hand. An independent Special Committee of the Company’s Board of Directors approved this transaction after receiving an opinion as to the fairness of the transaction from an independent and nationally recognized investment-banking firm.

     The Company is authorized by its Board of Directors to purchase in “open market transactions” up to two million shares of the Company’s Common Stock and Class A Common Stock to either be retired or reissued in connection with the Company’s benefit plans, including the Capital Accumulation Plan and the Incentive Plan. There were no purchases under this authorization during the years ended December 31, 2003 and 2002. At December 31, 2003, the remaining shares authorized for purchase totals 1,420,089.

F. Redeemable Preferred Stocks

     In April of 2002, the Company issued $40 million of a redeemable and convertible preferred stock to a group of private investors. The preferred stock was designated as Series C Preferred Stock and has a liquidation value of $10,000 per share.

     The issuance of the Series C Preferred Stock generated net cash proceeds of approximately $30.5 million, after transaction fees and expenses and excluding the value of the Series A and Series B preferred stock exchanged into the Series C Preferred Stock. The Company used the net cash proceeds to repay then current outstanding borrowings under the Company’s revolving credit facility and for other general corporate purposes.

     The Series C Preferred Stock is convertible into the Company’s Common Stock at a conversion price of $14.39 per share. The Series C Preferred Stock is redeemable at the Company’s option on or after April 22, 2007 and is subject to mandatory redemption on April 22, 2012 at a value of $10,000 per share. Therefore, the Company does not have any Series C Preferred Stock redemption requirements for the five years subsequent to December 31, 2003. Dividends on the Series C Preferred Stock will accrue at 8% per annum until April 22, 2009 after which the dividend rate shall be 8.5% per annum. Dividends, when declared by the Company’s Board of Directors may be paid at the Company’s option in cash or additional shares of Series C Preferred Stock.

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

     As of December 31, 2003, the carrying value and the liquidation value of the Series C Preferred Stock was $39.3 million and $40.0 million, respectively. The difference between these two values is the unaccreted portion of the original issuance cost. The original issuance cost, prior to accretion, was $868,000 and it is being accreted over the estimated ten-year life of the Series C Preferred Stock.

G. Long-term Incentive Plan and Stock Purchase Plan

     During 2002, the shareholders of the Company approved the 2002 Incentive Plan, which replaced the prior long-term incentive plan, the 1992 Incentive Plan. The 2002 Incentive Plan has 2.8 million shares of the Company’s Common Stock reserved for grants to key personnel for (i) incentive stock

G. Long-term Incentive Plan and Stock Purchase Plan (Continued)

options, (ii) non-qualified stock options, (iii) stock appreciation rights, (iv) restricted stock awards and (v) performance awards, as defined by the Incentive Plan. Shares of Common Stock underlying outstanding options or performance awards are counted against the Incentive Plan’s maximum shares while such options or awards are outstanding. Under the Incentive Plan, the options granted typically vest after a two-year period and expire three years after full vesting. However, options will vest immediately upon a “change in control” of the Company as such term is defined in the 2002 Incentive Plan. All options have been granted at prices that approximate fair market value on the date of the grant. During 2003, the Company granted 100,000 shares of restricted stock to the Company’s president of which 20,000 shares were fully vested as of December 31, 2003. In connection with this grant, the Company recorded unearned compensation of $1.4 million that is being amortized over the four-year vesting period of the stock.

     Effective January 1, 2003, the Company implemented a restricted stock plan for its directors that is referred to as the Directors Restricted Stock Plan. Each director can be awarded up to 10,000 shares of restricted stock each calendar year with such share awards vesting pro-rata over a five-year period. Under this plan, the Company granted 45,000 shares of restricted stock, in total, to its directors during 2003 of which 9,000 shares were fully vested as of December 31, 2003. The restricted stock plan replaces the Company’s non-employee director stock option plan. In connection with this grant, the Company recorded unearned compensation of $439,000 that is being amortized over the five-year vesting period of the stock.

     A summary of the Company’s stock option activity for Class A Common Stock, and related information for the years ended December 31, 2003, 2002 and 2001 is as follows (in thousands, except weighted average data):

	Year Ended December 31,

	2003			2002			2001

			Weighted			Weighted			Weighted
			Average			Average			Average
			Exercise			Exercise			Exercise
	Options		Price	Options		Price	Options		Price

Stock options outstanding – beginning of year	19		$17.81	19		$17.81	19		$17.81
Options granted	-0	-		-0	-		-0	-
Options exercised	-0	-		-0	-		-0	-
Options forfeited	-0	-		-0	-		-0	-
Options expired	-0	-		-0	-		-0	-

Stock options outstanding – end of year	19		$17.81	19		$17.81	19		$17.81

Exercisable at end of year	19		$17.81	19		$17.81	19		$17.81

     The exercise price for Class A Common Stock options outstanding as of December 31, 2003 is $17.81. The weighted-average remaining contractual life of the Class A Common Stock options outstanding is 4.9 years.

G. Long-term Incentive Plan and Stock Purchase Plan (Continued)

     A summary of the Company’s stock option activity for Common Stock, and related information for the years ended December 31, 2003, 2002 and 2001 is as follows (in thousands, except weighted average data):

	Year Ended December 31,

	2003		2002		2001

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Stock options outstanding – beginning of year	2,632	$10.47	1,634	$11.81	1,697	$11.86
Options granted	177	11.44	1,520	10.02	60	10.23
Options exercised	(279)	9.82	(78)	10.16	(57)	12.65
Options forfeited	(159)	9.53	(96)	11.96	(47)	11.21
Options expired	(126)	14.09	(348)	14.44	(19)	10.58

Stock options outstanding – end of year	2,245	$10.49	2,632	$10.47	1,634	$11.81

Exercisable at end of year	770	$10.80	1,078	$11.10	699	$13.89
Weighted-average fair value of options granted during the year		$3.15		$3.35		$2.58

     Exercise prices for Common Stock options outstanding as of December 31, 2003, ranged from $8.89 to $14.19. The weighted-average remaining contractual life of the Common Stock options outstanding is 4.1 years.

H. Income Taxes

     Federal and state income tax expense (benefit) attributable to continuing operations is summarized as follows (in thousands):

	Year Ended December 31,

	2003	2002	2001

		(Restated)	(Restated)
Current
Federal	$-0-	$-0-	$-0-
State and local	1,132	559	173
Deferred	16,205	1,337	(7,103)

	$17,337	$1,896	$(6,930)

H. Income Taxes (Continued)

     Significant components of the Company’s deferred tax liabilities and assets are as follows (in thousands):

	December 31,

	2003	2002

		(Restated)
Deferred tax liabilities:
Net book value of property and equipment	$17,617	$13,732
Broadcast licenses, goodwill and other intangibles	276,123	269,815

Total deferred tax liabilities	293,740	283,547

Deferred tax assets:
Liability under supplemental retirement plan	144	154
Allowance for doubtful accounts	447	508
Liability under severance and leases	491	2,129
Liability under health and welfare plan	653	2,046
Federal operating loss carryforwards	66,608	65,131
State and local operating loss carryforwards	8,585	10,746
Alternative minimum tax carryforward	556	556
Other	1,715	1,347

Total deferred tax assets	79,199	82,617
Valuation allowance for deferred tax assets	(3,125)	(5,213)

Net deferred tax assets	76,074	77,404

Deferred tax liabilities, net	$217,666	$206,143

     The Company has approximately $190 million in federal operating loss carryforwards, which expire during the years 2012 through 2023. Additionally, the Company has an aggregate of approximately $215 million of various state operating loss carryforwards. The utilization of a significant portion of the net operating losses is limited on an annual basis due to a change in ownership of both the Company and Gray MidAmerica Television. Management does not believe that these limitations will significantly impact the Company’s ability to utilize the federal net operating losses before they expire. Limitations on utilization may apply to approximately $72.0 million of certain state operating loss carryforwards. Accordingly, a valuation allowance has been provided to account for the potential limitations on utilization of these state tax benefits. During the year ended December 31, 2003, the Company implemented a restructuring plan that consolidated a majority of its subsidiaries. As a result of the restructuring, management determined that the valuation allowance could be decreased by $2.1 million, due to the expected utilization of certain state net operating losses.

     A reconciliation of income tax expense (benefit) from continuing operations at the statutory federal income tax rate and income taxes as reflected in the consolidated financial statements is as follows (in thousands):

H. Income Taxes (Continued)

	Year Ended December 31,

	2003	2002	2001

		(Restated)	(Restated)
Statutory rate applied to income (loss)	$10,976	$1,564	$(6,884)
State and local taxes, net of federal tax benefit	1,387	208	(37)
Settlement of IRS audit	5,837	-0-	-0-
Change in valuation allowance	(2,088)	-0-	-0-
Change in deferred tax rate	1,147	-0-	-0-
Other items, net	78	124	(9)

	$17,337	$1,896	$(6,930)

Effective tax rate	55.3%	41.2%	34.2%

     During the year ended December 31, 2003, the Company changed its statutory federal income tax rate applied to current and deferred taxes to 35% from 34% due to the tax rate expected to be incurred on future income. As a result of this change on deferred taxes, a tax charge of $1.1 million has been recorded.

     The Company received income tax refunds (net of payments) of $307,000 in 2001 and the Company made income tax payments (net of refunds) of approximately $635,000 and $639,000 in 2003 and 2002, respectively. At December 31, 2003 and 2002, the Company had current net recoverable income taxes of approximately $18,000 and $234,000 respectively, which includes a previously claimed federal tax cash refund of approximately $1.2 million that relates to 1996. As a result of the settlement with the IRS audit as detailed below, the Company is entitled to collect this previously claimed federal tax cash refund, plus statutory interest.

     In October 2001, the Company received a notice of deficiency from the Internal Revenue Service (the “IRS”) with respect to its 1996 and 1998 federal income tax returns. The notice of deficiency alleged that the Company recognized a significant amount of taxable gain from the sale of certain assets in 1996 in connection with a business acquisition from First American Media, Inc. The notice of deficiency also alleged that the Company’s 1996 acquisition of certain assets from First American Media, Inc. should be characterized for tax purposes as an acquisition of stock. If both of these claims had been successful, the Company would have owed approximately $12.1 million of additional federal income tax with respect to its 1996 and 1998 taxable years, plus related interest and penalties and, the tax basis of the acquired assets would have been significantly reduced. On January 18, 2002, the Company filed a petition to contest the matter in the United States Tax Court.

     On February 19, 2003 the IRS and the Company filed a stipulation with the Tax Court acknowledging that the IRS had withdrawn its claim relating to the taxable gain alleged to have been recognized by the Company from the sale of certain assets in 1996. This withdrawn claim accounted for virtually all of the $12.1 million tax liability in dispute before the Tax Court.

     In January 2004, the Company settled its litigation with the IRS regarding all deficiencies related to the IRS’ audit of the Company’s 1996 and 1998 federal income tax returns. The settlement requires no cash payments from the Company. The Company agreed in the settlement to forego certain claimed depreciation and amortization deductions relating to the 1996 through 1999 tax years, which in turn resulted in a reduction of the Company’s current federal income tax net operating loss carryforwards by approximately $16.3 million. After giving effect to the settlement, the Company’s federal net operating loss carryforwards

H. Income Taxes (Continued)

approximate $190 million. During the year ended December 31, 2003, the Company recorded a non-cash charge to reduce its deferred tax assets by approximately $5.8 million to reflect this settlement.

I. Retirement Plans

Pension Plan

     The Company has a defined benefit pension plan covering substantially all full-time employees. Retirement benefits are based on years of service and the employees’ highest average compensation for five consecutive years during the last ten years of employment. The Company’s funding policy is consistent with the funding requirements of existing federal laws and regulations under the Employee Retirement Income Security Act of 1974.

     The following summarizes the plan’s funded status and amounts recognized in the Company’s consolidated balance sheets at December 31, 2003 and 2002, respectively (dollars in thousands):

	December 31,

	2003	2002

Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$13,153	$11,802
Service cost	1,257	1,267
Interest cost	845	763
Actuarial gains	(405)	(248)
Benefits paid	(427)	(431)

Projected benefit obligation at end of year	$14,423	$13,153

Change in plan assets:
Fair value of plan assets at beginning of year	$9,466	$8,770
Actual return on plan assets	969	(116)
Company contributions	1,323	1,243
Benefits paid	(427)	(431)

Fair value of plan assets at end of year	$11,331	$9,466

Funded status:
Underfunded status of the plan	$(3,092)	$(3,685)
Unrecognized net actuarial loss	887	1,588
Unrecognized net transition amount	-0-	-0-
Unrecognized prior service cost	-0-	-0-

Net liability	$(2,205)	$(2,097)

     The accumulated benefit obligation for the defined benefit pension was $12.5 million and $11.0 million at December 31, 2003 and 2002, respectively. The long-term rate of return on assets assumption was chosen from a best estimate range based upon the anticipated long-term returns for asset categories in which the plan is invested.

I. Retirement Plans (Continued)

Pension Plan(Continued)

	Year Ended
	December 31,

	2003	2002

Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	6.75%	6.75%
Expected long-term rate of return on plan assets	7.00%	7.00%
Estimated rate of increase in compensation levels	5.00%	5.00%

	As of December 31,

	2003	2002

Weighted-average assumptions used to determine benefit obligations:
Discount rate	6.75%	6.75%
Estimated rate of increase in compensation levels	5.00%	5.00%

     Pension expense is computed using the projected unit credit actuarial cost method. The net periodic pension cost includes the following components (in thousands):

	Year Ended December 31,

	2003	2002	2001

Components of net periodic pension cost:
Service cost	$1,257	$1,267	$1,161
Interest cost	845	763	685
Expected return on plan assets	(672)	(624)	(577)
Amortization of prior service cost	-0-	-0-	(1)
Amortization of transition asset	-0-	(27)	(54)

Net periodic pension cost	$1,430	$1,379	$1,214

     The Company’s pension plan weighted-average asset allocations at December 31 by asset category are as follows:

	2003	2002

Asset Category:
Insurance general account	43%	48%
Equity accounts	24%	22%
Fixed income account	19%	22%
Cash equivalents	14%	8%

Total	100%	100%

     The investment objective is to achieve a consistent total rate of return (income, appreciation, and reinvested funds) that will equal or exceed the actuarial assumption with aversion to significant volatility.

     The following is the target asset allocation:

	Target Range

Investment type:
Equity funds	20%	to	70%
Fixed income funds	35%	to	70%
Cash equivalents	1%	to	30%

I. Retirement Plans (Continued)

Pension Plan (Continued)

     Equity strategy is a diversified portfolio of attractively priced, financially sound companies. The fixed income strategy is a portfolio of obligations generally rated A or better with no maturity restrictions and an actively managed duration. The cash equivalents strategy uses securities of the highest credit quality.

     The Company expects to contribute $1.6 million to its pension plan during fiscal year 2004.

Capital Accumulation Plan

     The Gray Television, Inc. Capital Accumulation Plan (the “Capital Accumulation Plan”) provides additional retirement benefits for substantially all employees. The Capital Accumulation Plan is intended to meet the requirements of section 401(k) of the Internal Revenue Code of 1986.

     The Capital Accumulation Plan allows an investment option in the Company’s Common Stock and Class A Common Stock. It also allows for the Company’s percentage match to be made by a contribution of the Company’s Common Stock. The Company reserved 300,000 shares of the Company’s Common Stock for issuance under the Capital Accumulation Plan.

     Employee contributions to the Capital Accumulation Plan, not to exceed 6% of the employees’ gross pay, are matched by Company contributions. The Company’s percentage match amount is declared by the Company’s Board of Directors before the beginning of each plan year and is made by a contribution of the Company’s Common Stock. The Company’s percentage match was 50% for the three years ended December 31, 2003. The Company contributions vest, based upon each employee’s number of years of service, over a period not to exceed five years.

     Company matching contributions aggregating $1,331,282, $753,250 and $688,343 were charged to expense for 2003, 2002 and 2001, respectively, for the issuance of 112,615 shares, 65,472 shares and 50,464 shares of Common Stock, respectively.

     In addition to the Company’s matching contributions, the Company authorized a voluntary contribution for 2003 and 2002 for active participants in the Capital Accumulation Plan. This voluntary contribution was equal to 1% of each active participant’s earnings. The Company’s voluntary contribution related to 2003 was $595,280 for the issuance of 39,189 shares. The Company’s voluntary contribution related to 2002 was $568,035 for the issuance of 59,481 shares.

J. Commitments and Contingencies

     The Company has various operating lease commitments for equipment, land and office space. The Company also has commitments for various television film exhibition rights and for digital television (“DTV”) equipment. The license periods for the film exhibition rights had not yet commenced nor had a portion of the DTV equipment been delivered as of December 31, 2003. Rent expense resulting from operating leases for the years ended December 31, 2003, 2002 and 2001 were $2.1 million, $1.6 million and $1.6 million, respectively. Future minimum payments under operating leases with initial or remaining noncancelable lease terms in excess of one year, obligations under film exhibition rights for which the license period had not yet commenced and commitments for DTV equipment that had been ordered but not yet been received are as follows (in thousands):

J. Commitments and Contingencies (Continued)

	DTV
Year	Equipment	Lease	Film	Total

2004	$1,037	$1,332	$5,081	$7,450
2005	954	1,012	8,884	10,850
2006	-0-	855	7,882	8,737
2007	-0-	694	6,483	7,177
2008	-0-	568	1,946	2,514
Thereafter	-0-	4,079	499	4,578

	$1,991	$8,540	$30,775	$41,306

     The DTV Equipment, Lease and Film amounts in the table above are estimates of commitments that are in addition to liabilities accrued for on the Company’s balance sheet as of December 31, 2003.

     Through a rights-sharing agreement with Host Communications, Inc. (“Host”), a wholly owned subsidiary of Bull Run, the Company participates jointly with Host in the marketing, selling and broadcasting of certain collegiate sporting events and in related programming, production and other associated activities. The agreement commenced April 1, 2000 and terminates after five years. The Company shares with Host the profit or loss from these activities. The Company’s operating results for 2003, 2002 and 2001 include net profit (loss) from these activities of $104,396, $(168,307) and $(178,991). As a result of the rights-sharing agreement, in certain circumstances, the Company may be called upon for payment of a share of certain upfront rights fees. At December 31, 2003, the Company had paid $1,502,499 under this provision. This amount is included as an advance to related party in the consolidated balance sheet at December 31, 2003. The Company could be called upon to pay up to $1.8 million in 2004 in connection with this rights-sharing agreement.

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

     On February 12, 1999, Tarzian filed suit in the United States District Court for the Southern District of Indiana against U.S. Trust Company of Florida Savings Bank as Personal Representative of the Estate, claiming that Tarzian had a binding and enforceable contract to purchase the Tarzian shares from the Estate. On February 3, 2003, the Court entered judgment on a jury verdict in favor of Tarzian for breach of contract and awarding Tarzian $4.0 million in damages. On June 23, 2003, the Court denied the Estate’s renewed motion for judgment as a matter of law, and alternatively, for a new trial on the issue of liability; denied Tarzian’s motion to amend the judgment to award Tarzian specific performance of the contract and title to the Tarzian shares; and granted Tarzian’s motion to amend the judgment to include pre-judgment interest on the $4.0 million damage award. The Estate has appealed the judgment and the Court’s rulings on the post-trial motions, and Tarzian has cross-appealed. The Company cannot predict when the final resolution of this litigation will occur.

     On March 7, 2003, Tarzian filed suit in the United States District Court for the Northern District of Georgia against Bull Run Corporation and the Company for tortious interference with contract and conversion. The lawsuit alleges that Bull Run Corporation and Gray purchased the Tarzian shares with actual knowledge that Tarzian had a binding agreement to purchase the stock from the Estate. The

J. Commitments and Contingencies (Continued)

lawsuit seeks damages in an amount equal to the liquidation value of the interest in Tarzian that the stock represents, which Tarzian claims to be as much as $75 million, as well as attorneys’ fees, expenses, and punitive damages. The lawsuit also seeks an order requiring the Company and Bull Run Corporation to turn over the stock certificates to Tarzian and relinquish all claims to the stock. The stock purchase agreement with the Estate would permit the Company to make a claim against the Estate in the event that title to the Tarzian Shares is ultimately awarded to Tarzian. There is no assurance that the Estate would have sufficient assets to honor any or all of such potential claims. The Company filed its answer to the lawsuit on May 14, 2003 denying any liability for Tarzian’s claims. The Company believes it has meritorious defenses and intends to vigorously defend the lawsuit. The Company cannot predict when the final resolution of this litigation will occur.

K. Goodwill and Intangible Assets

     A summary of changes in the Company’s goodwill and other intangible assets for the years ended December 31, 2003 and 2002, by business segment is as follows (in thousands):

	Net Balance				Net Balance
	at	Acquisitions			at
	December 31,	And			December 31,
	2001	Adjustments	Impairments	Amortization	2002

	(Restated)		(Restated)		(Restated)
Goodwill:
Broadcasting	$6,965	$120,190	$(6,965)	$-0-	$120,190
Publishing	16,779	-0-	-0-	-0-	16,779
Paging	-0-	-0-	-0-	-0-	-0-

	$23,744	$120,190	$(6,965)	$-0-	$136,969

Broadcast licenses Broadcasting	$491,588	$474,837	$(20,933)	$-0-	$945,492
Paging	16,793	-0-	(11,964)	-0-	4,829

	$508,381	$474,837	$(32,897)	$-0-	$950,321

Definite Lived Intangible Assets Broadcasting	$-0-	$10,160	$-0-	$(1,735)	$8,425
Publishing	901	-0-	-0-	(426)	475
Paging	5	-0-	-0-	-0-	5

	$906	$10,160	$-0-	$(2,161)	$8,905

Total intangible assets net of accumulated amortization	$533,031	$605,187	$(39,862)	$(2,161)	$1,096,195

K. Goodwill and Intangible Assets (Continued)

	Net Balance				Net Balance
	at	Acquisitions			at
	December 31,	And			December 31,
	2002	Adjustments	Impairments	Amortization	2003

	(Restated)
Goodwill:
Broadcasting	$120,190	$16,889	$-0-	$-0-	$137,079
Publishing	16,779	-0-	-0-	-0-	16,779
Paging	-0-	-0-	-0-	-0-	-0-

	$136,969	$16,889	$-0-	$-0-	$153,858

Broadcast licenses:
Broadcasting	$945,492	$(24,610)	$-0-	$-0-	$920,882
Paging	4,829	-0-	-0-	-0-	4,829

	$950,321	$(24,610)	$-0-	$-0-	$925,711

Definite Lived Intangible Assets:
Broadcasting	$8,425	$523	$-0-	$(5,196)	$3,752
Publishing	475	-0-	-0-	(425)	50
Paging	5	-0-	-0-	-0-	5

	$8,905	$523	$-0-	$(5,621)	$3,807

Total intangible assets net of accumulated amortization	$1,096,195	$(7,198)	$-0-	$(5,621)	$1,083,376

     The purchase price allocation adjustments during the year ended December 31, 2003 were made to reflect final third-party valuations with respect to the acquisitions that occurred in October and December 2002. These adjustments were primarily the result of changes to the preliminary values assigned initially to the broadcast licenses, which necessitated adjustments to related deferred tax liabilities and to goodwill.

     As of December 31, 2003 and 2002, the Company’s intangible assets and related accumulated amortization consisted of the following (in thousands):

	As of December 31, 2003			As of December 31, 2002 (Restated)

		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net

Intangible assets not subject to amortization:
Broadcast licenses	$981,907	$(56,196)	$925,711	$1,006,517	$(56,196)	$950,321
Goodwill	156,853	(2,995)	153,858	139,962	(2,993)	136,969

	$1,138,760	$(59,191)	$1,079,569	$1,146,479	$(59,189)	$1,087,290

Intangible assets subject to amortization:
Network affiliation agreements	$523	$(187)	$336	$-0-	$-0-	$-0-
Other definite lived intangible assets	13,270	(9,799)	3,471	13,270	(4,365)	8,905

	$13,793	$(9,986)	$3,807	$13,270	$(4,365)	$8,905

Total intangibles	$1,152,553	$(69,177)	$1,083,376	$1,159,749	$(63,554)	$1,096,195

K. Goodwill and Intangible Assets (Continued)

     The Company recorded amortization expense for the years ended December 31, 2003, 2002 and 2001 of $5.6 million ($3.4 million after income taxes), $2.2 million ($1.4 million after income taxes) and $15.3 million ($12.0 million after income taxes), respectively. If the Company had adopted SFAS 142 on January 1, 2001 rather than January 1, 2002, amortization expense for the year ended December 31, 2001 would have decreased from $15.3 million to approximately $480,000. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for the succeeding 5 years are as follows: 2004: $970,000; 2005: $670,000; 2006: $316,000; 2007: $259,000 and 2008: $254,000. As acquisitions and dispositions occur in the future, actual amounts may vary from these estimates.

     The results for the year ended December 31, 2001 on a historical basis do not reflect the provisions of SFAS 142. Had the Company adopted SFAS 142 on January 1, 2001, the historical amounts would have been changed to the adjusted amounts as indicated in the table below (in thousands except per share data):

Year Ended
December 31,
2001

(Restated)
Reported net income (loss) available to common stockholders	$(13,934)
Elimination of amortization of goodwill, net of income tax	467
Elimination of amortization of broadcast licenses, net of income tax	10,569

Adjusted net income (loss) available to common stockholders	$(2,898)

Basic and diluted per share information:
Net income (loss) available to common stockholders	$(0.89)
Elimination of amortization of goodwill, net of income tax	0.03
Elimination of amortization of broadcast licenses, net of income tax	0.67

Adjusted net income (loss) available to common stockholders	$(0.19)

Basic and diluted weighted average shares outstanding	15,605

L. Information on Business Segments

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

	Year Ended December 31,

	2003	2002	2001

Operating revenues:
Broadcasting	$243,061	$146,714	$106,430
Publishing	44,366	43,657	41,189
Paging	7,944	8,269	8,725

	$295,371	$198,640	$156,344

L. Information on Business Segments (Continued)

     Corporate and administrative expenses are allocated to operating income based on net segment revenues. The amounts in the table below are in thousands.

	Year Ended December 31,

	2003	2002	2001

		(Restated)	(Restated)
Operating income:
Broadcasting	$64,267	$45,018	$10,315
Publishing	9,461	9,073	5,890
Paging	950	1,138	560

Total operating income	74,678	55,229	16,765
Appreciation (depreciation) in value of derivatives, net	-0-	1,581	(1,581)
Miscellaneous income (expense), net	20	303	351
Interest expense	(43,337)	(35,674)	(35,783)
Loss on early extinguishment of debt	-0-	(16,838)	-0-

Income (loss) before income taxes	$31,361	$4,601	$(20,248)

Depreciation and amortization expense:
Broadcasting	$24,423	$14,737	$27,184
Publishing	1,500	1,583	2,336
Paging	944	1,073	2,048

	26,867	17,393	31,568
Corporate	924	335	214

Total depreciation and amortization expense	$27,791	$17,728	$31,782

Loss on disposal of assets, net:
Broadcasting	$638	$624	$88
Publishing	161	20	37
Paging	3	(5)	25

	802	639	150
Corporate	353	60	7

Total loss on disposal of assets, net	$1,155	$699	$157

Capital expenditures:
Broadcasting	$20,333	$12,833	$6,141
Publishing	1,243	491	461
Paging	466	822	877

	22,042	14,146	7,479
Corporate	264	824	114

Total capital expenditures	$22,306	$14,970	$7,593

L. Information on Business Segments (Continued)

	December 31,

	2003	2002	2001

		(Restated)	(Restated)
Identifiable assets:
Broadcasting	$1,247,357	$1,249,139	$580,666
Publishing	28,919	28,717	29,448
Paging	8,318	10,359	20,632

	1,284,594	1,288,215	630,746
Corporate (1)	40,735	43,833	199,310

Total identifiable assets	$1,325,329	$1,332,048	$830,056

(1)	At December 31, 2001, the corporate balance includes $168.6 million of restricted cash used to redeem the 10 ?% Notes on January 22, 2002.

M. Selected Quarterly Financial Data (Unaudited)

	Fiscal Quarters

	First	Second	Third	Fourth

	(In thousands, except for per share data)
Year Ended December 31, 2003:
Operating revenues	$64,975	$76,647	$73,352	$80,397
Operating income	11,652	22,341	19,445	21,240
Net income (loss)	171	7,032	5,556	1,265
Net income (loss) available to common stockholders	(651)	6,211	4,734	443
Basic net income (loss) available to common stockholders per share	$(0.01)	$0.12	$0.09	$0.01
Diluted net income (loss) available to common stockholders per share	$(0.01)	$0.12	$0.09	$0.01
Year Ended December 31, 2002:	(Restated)
Operating revenues	$37,605	$42,700	$42,509	$75,826
Operating income	8,373	12,247	11,791	22,818
Net income (loss) (1)	(34,099)	3,087	3,116	3,955
Net income (loss) available to common stockholders (1)	(34,253)	(1,531)	2,316	3,097
Basic net income (loss) available to common stockholders per share (1)	$(2.19)	$(0.10)	$0.15	$0.08
Diluted net income (loss) available to common stockholders per share (1)	$(2.19)	$(0.10)	$0.14	$0.08

     Because of the method used in calculating per share data, the quarterly per share data will not necessarily add to the per share data as computed for the year.

(1)	Certain amounts for the quarter ended March 31, 2002 have been restated as follows: (a) the previously reported net loss was $38,045; (b) the previously reported net loss available to common stockholders was $38,199; and (c) the previously reported basic and diluted loss per share was $2.44.

PART III

Item 9A. Controls and Procedures.

     An evaluation was carried out under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15e of the Exchange Act of 1934, as amended). Based on that evaluation, the CEO and the CFO have concluded that the Company’s disclosure controls and procedures are effective, as of the end of the period covered by this report, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to this evaluation, there were no significant changes in the Company’s internal control over financial reporting that could significantly affect the disclosure controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

     No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15f of the Exchange Act, as amended) occurred during the period covered by this report that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 10. Directors and Executive Officers of the Registrant.

     The information relating to our directors and audit committee, compliance with Section 16(a) of the Exchange Act, and our code of ethics applicable to our chief executive, financial and accounting officers set forth in the Company’s definitive Proxy Statement for the 2004 Annual Meeting of Shareholders (to be filed within 120 days after December 31, 2003) is incorporated herein by reference. In addition, the information set forth under “Executive Officers of the Registrant” in Part I of this Report is incorporated herein by reference.

Item 11. Executive Compensation.

     The information set forth in “Proposal No. One: Election of Directors” under the headings “Executive Compensation,” “Compensation of Directors,” “Employment Agreements” and “Compensation Committee Interlocks and Insider Participation” in the Company’s definitive Proxy Statement for the 2004 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The information set forth in “Proposal No. One: Election of Directors” under the heading “Share Ownership” in the Company’s definitive Proxy Statement for the 2004 Annual Meeting of Shareholders is incorporated herein by reference.

Equity Compensation Plan Information

     The following table gives information about the Common Stock and Class A Common Stock that may be issued upon the exercise of options, warrants and rights under all existing equity compensation plans as of December 31, 2003.

Equity Compensation Plan Information

			Number of securities
			remaining
	Number of securities to	Weighted-average	available for future issuance
	be issued upon exercise	exercise price of	under equity compensation
	of outstanding options,	outstanding options,	plans (excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in 1st column)

Common
Equity compensation plans approved by security holders (1)	2,164,615	$10.49	1,539,135
Equity compensation plans not approved by security holders (2)	80,000	$10.75	-0-

Total	2,244,615		1,539,135

Class A Common
Equity compensation plans approved by security holders (3)	19,337	$17.81	1,350
Equity compensation plans not approved by security holders	-0-	$-0-	-0-

Total	19,337		1,350

(1)	Includes securities available for future issuance under the 2002 Long-Term Incentive Plan.

(2)	On September 21, 2000, we issued to Hilton H. Howell, Jr., a director and Vice Chairman of Gray, an option to purchase 80,000 shares of Gray Common Stock at an exercise price of $10.75, which represented the fair market value of the Gray Common Stock on the date of grant. The option became exercisable in equal 50% annual increments on the first and second anniversaries of date of grant. The option expires on September 20, 2005.

(3)	Includes securities available for future issuance under the 2002 Long-Term Incentive Plan.

Item 13. Certain Relationships and Related Transactions.

     The information set forth in “Proposal No. One: Election of Directors” under the headings “Certain Relationships and Related Transactions” and “Compensation Committee Interlocks and Insider Participation” in the Company’s definitive Proxy Statement for the 2004 Annual Meeting of Shareholders is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

     The information set forth in the Company’s definitive Proxy Statement for the 2004 Annual Meeting of Shareholders concerning principal accountant fees and services is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

     (a)  (1) and (2) List of Financial Statements and Financial Statement Schedules.

     (1)  Financial Statements.

     The following consolidated financial statements of Gray Television, Inc. are included in Item 8:

     Report of Independent Auditors

     Consolidated Balance Sheets at December 31, 2003 and 2002

     Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001

     Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2003, 2002 and 2001

     Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001

     Notes to Consolidated Financial Statements

     (2)  Financial statement schedules.

     The following financial statement schedule of Gray Television, Inc. and subsidiaries is included in Item 15(d):

     Schedule II – Valuation and qualifying accounts.

     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

     (b)  Reports on Form 8-K.

     On November 12, 2003, the Company filed a Current Report on Form 8-K that contained its earnings release for the quarter ended September 30, 2003.

     (c)  Exhibits.

3.1	Restated Articles of Incorporation of Gray Television, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996, File No. 0-13796)

3.2	Amendment to the Restated Articles of Incorporation, dated April 15, 2002 (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2002, File No. 0-13796)

3.3	Amendment to the Restated Articles of Incorporation of Gray Television, Inc., dated July 24, 2002 (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002, File No. 0-13796)

3.4	Amendment to the Restated Articles of Gray Television, Inc., dated September 16, 2002 (incorporated by reference to Exhibit 3.4 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, File No. 1-13796)

3.5	Bylaws of Gray Television, Inc., as amended (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 0-13796)

4.1	See Exhibits 3.1 and 3.2 for provisions of the Articles of Incorporation and Bylaws defining rights of holders of the Common Stock

4.2	Indenture, for the Company’s 9 1/4% Senior Subordinated Notes due 2011, dated as of September 15, 2001 (incorporated by reference to Exhibit 4.13 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, File No. 0-13796)

4.3	Supplemental Indenture, for the Company’s 9 1/4% Senior Subordinated Notes due 2011, dated as of September 10, 2002 (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K, filed on September 9, 2002, File No. 0-13796)

4.4	Warrant, dated January 4, 1996, to purchase 487,500 shares of Class A Common Stock (incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement on Form S-1, Registration No. 333-04340)

4.5	Form of Warrant, to purchase 500,000 shares of Class A Common Stock (incorporated by reference to Exhibit 10.18 of the Company’s Registration Statement on Form S-1, Registration No. 333-04338)

4.6	Registration Rights Agreement, dated as of December 21, 2001, by and among Gray Television, Inc., First Union Securities, Inc., Banc of America Securities, LLC, and Allen & Company, Incorporated (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-4, Registration No. 333-86068)

4.7	Registration Rights Agreement, dated as of April 22, 2002, by and among Gray Television, Inc. and Certain Investors (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-3, Registration No. 333-88694)

10.1	Fourth Amended and Restated Loan Agreement, dated October 25, 2002, by and among Gray Television, Inc., as Borrower, Wachovia Bank, National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent, and Deutsche Bank Trust Company Americas, as Documentation Agent (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K, filed on November 8, 2002, File No. 1-13796)

10.2	Preferred Stock Purchase Agreement, dated as of April 22, 2002, by and among Gray Television, Inc. and Certain Investors (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-3, Registration No. 333-88694).

10.3	Exchange Agreement, dated as of April 22, 2002, by and among Gray Television, Inc. and certain holders of the Company’s preferred stock (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-3, Registration No. 333-88694)

10.4	Agreement and Plan of Merger, dated as of June 4, 2002, by and among the Company, Gray MidAmerica Television, Inc. and Stations Holding Company, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Registration Statement on Form S-3, Registration No. 333-88694)

10.5	Asset Purchase Agreement, dated as of June 4, 2002, by and among Chelsey Broadcasting Company, LLC, Benedek Broadcasting Corporation and Benedek License, Inc. (incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement on Form S-3, Registration No. 333-88694)

10.6	Form of Preferred Stock Exchange and Purchase Agreement, between the Company and Bull Run Corporation (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1, Registration No. 333-04338)

10.7	Supplemental Pension Plan (incorporated by reference to Exhibit 10(a) of the Company’s Registration Statement on Form 10, File No. 0-13796)*

10.8	1992 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-4, Registration No. 333-85331)*

10.9	2002 Long-Term Incentive Plan (incorporated by reference to the Company’s definitive Proxy Statement on Schedule 14A, filed on August 15, 2002)*

10.10	Reserved

10.11	Capital Accumulation Plan (incorporated by reference to Exhibit 10(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994, File No. 0-13796)*

10.12	Directors’ Restricted Stock Plan (incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, File No. 1-13796)*

10.13	Employment Agreement, dated February 12, 1996, between the Company and Robert A. Beizer (incorporated by reference to Exhibit 10.28 of the Company’s Registration Statement on Form S-1, Registration No. 333-04340)*

10.14	Form of Amendment to Employment Agreement, dated December 12, 1996, between the Company and Robert A. Beizer (incorporated by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996, File No. 0-13796)*

10.15	Asset Purchase Agreement, dated as of September 3, 2002, by and among Smith Television Group, Inc., Smith Television Holdings, Inc. and Gray Television, Inc. (incorporated by reference to Exhibit 10-15 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, File No. 1-13796)

10.16	First Amendment, dated June 9, 2003, to the Fourth Amended and Restated Loan Agreement dated October 25, 2002, by and among the Company as Borrower, Wachovia Bank, National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent, and Deutsche Bank Trust Company Americas, as Documentation Agent (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K, filed on June 13, 2003, File No. 1-13796)

10.17	Warrant Purchase Agreement, dated April 15, 2003, between Bull Run Corporation and the Company (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003, filed on November 12, 2003, File No. 1-13796)

10.18	Stock Purchase Agreement, dated August 19, 2003, between Bull Run Corporation and the Company (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003, filed on November 12, 2003, File No. 1-13796)

14.1	Code of Ethics as approved by the Company’s board of directors on March 3, 2004.

16.1	Letter re: Change in Certifying Accountant (incorporated by reference to the Company’s Current Report on Form 8-K, filed on January 8, 2002, File No. 0-13796)

21.1	Subsidiaries of the Registrant

23.1	Consent of PricewaterhouseCoopers LLP

24.1	Power of Attorney (contained in the signature page of this Report)

31.1	Rule 13 (a) – 14 (a) Certificate of Chief Executive Officer

31.2	Rule 13 (a) – 14 (a) Certificate of Chief Financial Officer

32.1	Section 1350 Certificate of Chief Executive Officer

32.2	Section 1350 Certificate of Chief Financial Officer

*	Compensation Plan or Arrangement

(d) Financial Statement Schedules — The response to this section is submitted as a part of (a)(1) and (2).

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gray Television, Inc.
Date: March 11, 2004	By:	/s/ J. Mack Robinson

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

Date: March 11, 2004	By:	/s/ William E. Mayher, III

William E. Mayher, III,
Chairman of the Board

Date: March 11, 2004	By:	/s/ J. Mack Robinson

J. Mack Robinson, Director

Date: March 11, 2004	By:	/s/ Richard L. Boger

Richard L. Boger, Director

Date: March 11, 2004	By:	/s/ RAY M. DEAVER

Ray M. Deaver, Director

Date: March 11, 2004	By:	/s/ T. L. Elder

T. L. Elder, Director

Date: March 11, 2004	By:	/s/ Hilton H. Howell, Jr.

Hilton H. Howell, Jr., Director

Date: March 11, 2004	By:	/s/ Howell W. Newton

Howell W. Newton, Director

Date: March 11, 2004	By:	/s/ Hugh Norton

Hugh Norton, Director

Date: March 11, 2004	By:	/s/ Robert S. Prather, Jr.

Robert S. Prather, Jr., Director

Date: March 11, 2004	By:	/s/ Harriett J. Robinson

Harriett J. Robinson, Director

Date: March 11, 2004	By:	/s/ James C. Ryan

James C. Ryan,
Sr.Vice President & Chief Financial Officer

Date: March 11, 2004	By:	/s/ Jackson S. Cowart, IV

Jackson S. Cowart, IV,
Chief Accounting Officer

REPORT OF INDEPENDENT AUDITORS
ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of
Gray Television, Inc.:

Our audits of the consolidated financial statements of Gray Television, Inc. referred to in our report dated February 13, 2004 appearing elsewhere in this Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)(2) for the years ended December 31, 2003 and 2002. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Atlanta, Georgia
February 13, 2004

GRAY TELEVISION, INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Col. A	Col. B	Col. C		Col. D	Col. E
		Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other		End of
Description	Of Period	Expenses	Accounts (2)	Deductions (1)	Period
Year Ended December 31, 2003
Allowance for doubtful accounts	$1,339,000	$536,000	$-0-	$730,000	$1,145,000
Year Ended December 31, 2002
Allowance for doubtful accounts	$743,000	$872,000	$686,000	$962,000	$1,339,000
Year Ended December 31, 2001
Allowance for doubtful accounts	$845,000	$726,000	$-0-	$828,000	$743,000

(1)	Deductions are write-offs of amounts not considered collectible.

(2)	Represents amounts recorded in connection with acquisitions.

EXHIBIT INDEX

Exhibit
Number	Description
14.1	Code of Ethics for Gray Television, Inc.

21.1	Subsidiaries of the Registrant

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Rule 13 (a) — 14 (a) Certificate of the Chief Executive Officer

31.2	Rule 13 (a) — 14 (a) Certificate of the Chief Financial Officer

32.1	Section 1350 Certificate of the Chief Executive Officer

32.2	Section 1350 Certificate of the Chief Financial Officer