Form 10-Q
period 2004-03-31
GRAY TELEVISION INC
filed 2004-05-07
CIK 43196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004 or

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [✓]   No  [   ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes  [✓]   No  [   ]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock, (No Par Value)	Class A Common Stock, (No Par Value)

44,237,501 shares outstanding as of April 29, 2004	5,830,820 shares outstanding as of April 29, 2004

INDEX

GRAY TELEVISION, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GRAY TELEVISION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands)

	March 31,	December 31,
	2004	2003
Assets:
Current assets:
Cash and cash equivalents	$24,683	$11,947
Trade accounts receivable, less allowance for doubtful accounts of $1,032 and $1,145 respectively	49,585	55,215
Inventories	1,116	1,521
Current portion of program broadcast rights, net	4,977	7,487
Other current assets	3,804	1,865

Total current assets	84,165	78,035

Property and equipment:
Land	17,607	17,606
Buildings and improvements	34,573	34,325
Equipment	189,553	186,225

	241,733	238,156
Allowance for depreciation	(109,948)	(104,197)

	131,785	133,959
Deferred loan costs, net	12,644	13,112
Broadcast licenses	925,711	925,711
Goodwill	153,858	153,858
Other intangible assets, net	3,524	3,807
Investment in broadcasting company	13,599	13,599
Related party receivable	1,610	1,610
Other	1,476	1,638

	$1,328,372	$1,325,329

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued) (Unaudited)
(in thousands)

	March 31,	December 31,
	2004	2003
Liabilities and stockholders’ equity:
Current liabilities:
Trade accounts payable	$2,867	$8,134
Employee compensation and benefits	12,275	14,195
Accrued interest	10,364	4,040
Other accrued expenses	3,690	4,332
Current portion of program broadcast obligations	6,507	8,976
Acquisition related liabilities	1,659	1,678
Deferred revenue	2,991	3,022
Unrealized loss on derivatives	197	210
Current portion of long-term debt	107	124

Total current liabilities	40,657	44,711
Long-term debt, less current portion	654,848	655,778
Program broadcast obligations, less current portion	866	1,014
Deferred income taxes	221,220	217,666
Other	3,369	4,109

	920,960	923,278

Commitments and contingencies (Note E)
Redeemable Serial Preferred Stock, no par value; cumulative; convertible; designated 5 shares, issued and outstanding 4 shares ($40,000 aggregate liquidation value)	39,298	39,276

Stockholders’ equity:
Common Stock, no par value; authorized 50,000 shares, respectively; issued 44,198 and 44,032, respectively	394,563	392,436
Class A Common Stock, no par value; authorized 15,000 shares; issued 7,962 shares, respectively	15,241	15,241
Retained earnings (deficit)	(14,320)	(17,500)
Accumulated other comprehensive loss, net of tax	(113)	(126)
Unearned compensation	(1,338)	(1,357)

	394,033	388,694
Treasury Stock at cost, Common Stock, 12 shares, respectively	(200)	(200)
Treasury Stock at cost, Class A Common Stock, 2,131 shares, respectively	(25,719)	(25,719)

	368,114	362,775

	$1,328,372	$1,325,329

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands except for per share data)

	Three Months Ended
	March 31,
	2004	2003
Operating revenues:
Broadcasting (less agency commissions)	$61,910	$52,601
Publishing	10,963	10,397
Paging	1,856	1,977

	74,729	64,975

Operating expenses:
Operating expenses before depreciation, amortization and loss on disposal of assets:
Broadcasting	37,398	34,898
Publishing	8,049	7,755
Paging	1,353	1,469
Corporate and administrative	2,373	2,136
Depreciation	5,801	5,190
Amortization of intangible assets	283	1,862
Amortization of restricted stock awards	94	-0-
Loss on disposal of assets, net	4	13

Total operating expenses	55,355	53,323

Operating income	19,374	11,652
Miscellaneous income (expense), net	143	78
Interest expense	(10,461)	(11,270)

Income before income taxes	9,056	460
Federal and state income tax expense	3,554	289

Net income	5,502	171
Preferred dividends (includes $22 accretion of issuance costs, respectively)	822	822

Net income (loss) available to common stockholders	$4,680	$(651)

Basic per share information:
Net income (loss) available to common stockholders	$0.09	$(0.01)

Weighted average shares outstanding	49,856	50,327

Diluted per share information:
Net income (loss) available to common stockholders	$0.09	$(0.01)

Weighted average shares outstanding	50,503	50,327

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)
(in thousands except for number of shares)

	Class A					Class A		Common Stock		Accumulated
	Common Stock		Common Stock		Retained Earnings	Treasury Stock		Treasury Stock		Other Comprehensive	Unearned	Total Stockholders’
	Shares	Amount	Shares	Amount	(Deficit)	Shares	Amount	Shares	Amount	Income (Loss)	Compensation	Equity
Balance at December 31, 2003	7,961,574	$15,241	44,032,138	$392,436	$(17,500)	(2,130,754)	$(25,719)	(11,750)	$(200)	$(126)	$(1,357)	$362,775

Net income					5,502							5,502
Unrealized gain on derivatives, net of income taxes										13		13

Comprehensive income												5,515
Common Stock cash dividends ($0.03 per share)					(1,500)							(1,500)
Preferred Stock dividends					(822)							(822)
Issuance of Common Stock:
401(k) plan			68,566	1,017								1,017
Non-qualified stock plan			92,500	1,034								1,034
Directors’ restricted stock plan			5,00	76							(76)	-0-
Amortization of unearned compensation											95	95

Balance at March 31, 2004	7,961,574	$15,241	44,198,204	$394,563	$(14,320)	(2,130,754)	$(25,719)	(11,750)	$(200)	$(113)	$(1,338)	$368,114

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2004	2003
Operating activities:
Net income	$5,502	$171
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,801	5,190
Amortization of intangible assets	283	1,862
Amortization of deferred loan costs	468	426
Amortization of bond discount	36	36
Amortization of restricted stock award	94	21
Amortization of program broadcast rights	2,756	2,693
Payments for program broadcast rights	(2,697)	(2,404)
Supplemental employee benefits	(11)	(18)
Common Stock contributed to 401(k) Plan	560	868
Deferred income taxes	3,554	374
Loss on disposal of assets	4	13
Changes in operating assets and liabilities:
Receivables, inventories and other current assets	4,096	9,172
Accounts payable and other current liabilities	(2,850)	(4,444)
Accrued Interest	6,325	9,029

Net cash provided by operating activities	23,921	22,989

Investing activities:
Purchases of property and equipment	(8,230)	(3,730)
Acquisition of television businesses	-0-	(600)
Payments on acquisition related liabilities	(713)	(5,709)
Proceeds from sale of assets	21	199
Other	(14)	(3)

Net cash used in investing activities	(8,936)	(9,843)

Financing activities:
Repayments of borrowings on long-term debt	(983)	(1,779)
Deferred loan costs	-0-	(96)
Proceeds from (expenses for) issuance of Common Stock	1,034	(85)
Dividends paid	(2,300)	(1,807)

Net cash used in financing activities	(2,249)	(3,767)

Increase in cash and cash equivalents	12,736	9,379
Cash and cash equivalents at beginning of period	11,947	12,915

Cash and cash equivalents at end of period	$24,683	$22,294

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE A—BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of Gray Television, Inc. (“Gray” or “the Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information follows (in thousands, except per common share data):

	Three Months Ended
	March 31,
	2004	2003
Net income (loss) available to common stockholders, as reported	$4,680	$(651)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	-0-	-0-
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(276)	(409)

Net income (loss) available to common stockholders, pro forma	$4,404	$(1,060)

Net income (loss) per common share:
Basic, as reported	$0.09	$(0.01)
Basic, pro forma	$0.09	$(0.02)
Diluted, as reported	$0.09	$(0.01)
Diluted, pro forma	$0.09	$(0.02)

GRAY TELEVISION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

NOTE A—BASIS OF PRESENTATION (Continued)

Earnings Per Share

     The Company computes earnings per share in accordance with FASB Statement No. 128, “Earnings Per Share” (“EPS”). The following table reconciles net income to net income available to common stockholders for the three months ended March 31, 2004 and 2003 (in thousands):

	Three Months Ended
	March 31,
	2004	2003
Net income	$5,502	$171
Preferred dividends	822	822

Net income (loss) available to common stockholders	$4,680	$(651)

Weighted average shares outstanding – basic	49,856	50,327
Stock options, warrants and restricted stock	647	-0-

Weighted average shares outstanding - diluted	50,503	50,327

     For the three month period ended March 31, 2003, the Company incurred a net loss available to common stockholders. As a result, common stock equivalents related to employee stock-based compensation plans, warrants and the effects of convertible preferred stock that could potentially dilute basic earnings per share in the future were not included in the computation of diluted earnings per share as they would have an antidilutive effect for the period. The number of antidilutive common stock equivalents excluded from diluted earnings per share for the respective periods are as follows (in thousands):

	Three Months Ended
	March 31,
	2004	2003
Antidilutive common stock equivalents excluded from diluted earnings per share	-0-	94

Reclassifications

     Certain prior year amounts in the accompanying condensed consolidated financial statements have been reclassified to conform with the 2004 presentation.

NOTE B—LONG-TERM DEBT

     As of March 31, 2004, the balance outstanding and the balance available under the Company’s senior credit facility were $374.0 million and $74.1 million, respectively, and the interest rate on the balance outstanding was 3.64%.

     As of March 31, 2004, the Company’s Senior Subordinated Notes due 2011 (the “9¼% Notes”) had a balance outstanding of $278.9 million excluding unamortized discount of $1.1 million.

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

Subsidiary Guarantors are, directly or indirectly, wholly owned subsidiaries of the Company and the Subsidiary Guarantees are full, unconditional and joint and several. All of the current and future direct and indirect subsidiaries of the Company are guarantors of the 9¼% Notes. Accordingly, separate financial statements and other disclosures of each of the Subsidiary Guarantors are not presented because the Company has no independent assets or operations, the guarantees are full and unconditional and joint and several and any subsidiaries of the parent company other than the Subsidiary Guarantors are minor. The senior credit facility is collateralized by substantially all of the Company’s existing and hereafter acquired assets except real estate.

NOTE C—RETIREMENT PLANS

     The following table provides the components of net periodic benefit cost for the Company’s pension plan for the three months ended March 31, 2004 and 2003 (in thousands):

	Three Months Ended
	March 31,
	2004	2003
Service cost	$532	$314
Interest cost	250	211
Expected return on plan assets	(200)	(168)

Net periodic benefit cost	$582	$357

     The Company previously disclosed in its financial statements for the year ended December 31, 2003 that it expected to contribute $1.6 million to its pension plan in 2004. As of March 31, 2004, no contributions have yet been made to the plan by the Company.

NOTE D—INFORMATION ON BUSINESS SEGMENTS

     The Company operates in three business segments: broadcasting, publishing and paging. As of March 31, 2004, the broadcasting segment operates 29 television stations located in the United States. The publishing segment operates five daily newspapers located in Georgia and Indiana. The paging operations are located in Florida, Georgia and Alabama. The following tables present certain financial information concerning the Company’s three operating segments (in thousands):

	Three Months Ended
	March 31,
	2004	2003
Operating revenues:
Broadcasting	$61,910	$52,601
Publishing	10,963	10,397
Paging	1,856	1,977

	$74,729	$64,975

GRAY TELEVISION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

NOTE D—INFORMATION ON BUSINESS SEGMENTS (Continued)

	Three Months Ended
	March 31,
	2004	2003
Operating income:
Broadcasting	$16,903	$9,564
Publishing	2,235	1,908
Paging	236	180

Total operating income	19,374	11,652
Miscellaneous income (expense), net	143	78
Interest expense	(10,461)	(11,270)

Income before income taxes	$9,056	$460

     Corporate and administrative expenses as well as amortization of restricted stock are allocated to operating income based on segment net revenues.

NOTE E—CONTINGENCIES

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Introduction

     The following analysis of the financial condition and results of operations of Gray Television, Inc. should be read in conjunction with the Company’s financial statements contained in this report and in the Company’s Form 10-K for the year ended December 31, 2003.

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

Broadcasting, Publishing and Paging Revenues

     Set forth below are the principal types of revenues earned by the Company’s broadcasting, publishing and paging operations for the periods indicated and the percentage contribution of each to the Company’s total revenues (dollars in thousands):

	Three Months Ended March 31,
	2004		2003
		Percent of		Percent of
	Amount	Total	Amount	Total
Broadcasting net revenues:
Local	$37,358	50.0%	$33,034	50.9%
National	16,243	21.7	14,921	23.0
Network compensation	2,410	3.2	1,997	3.1
Political	3,534	4.7	741	1.1
Production and other	2,365	3.2	1,908	2.9

	$61,910	82.8%	$52,601	81.0%

Publishing net revenues:
Retail	$5,521	7.4%	$5,181	8.0%
Classified	3,172	4.3	2,998	4.6
Circulation	2,050	2.7	1,996	3.1
Other	220	0.3	222	0.3

	$10,963	14.7%	$10,397	16.0%

Paging net revenues:
Paging lease, sales and service	$1,856	2.5%	$1,977	3.0%

	$74,729	100.0%	$64,975	100.0%

Three Months Ended March 31, 2004 Compared To Three Months Ended March 31, 2003

     Revenues. Total revenues for the three months ended March 31, 2004 increased 15% to $74.7 million as compared to the same period of the prior year.

•	Broadcasting revenues increased 18% to $61.9 million. The primary reason for the increase in local and national advertising revenue is due, in part, to improving general economic conditions. The increase in political advertising revenue is due to this being an “on year” in the two-year political cycle which results in an increased number of political races.

•	Publishing revenues increased 5% to $11.0 million. Retail advertising revenue, classified revenue and circulation revenue increased 7%, 6% and 3%, respectively. The increase in publishing advertising revenue was due largely to systematic account development, market growth and rate increases.

•	Paging revenues decreased 6% to $1.9 million. The decrease was due primarily to price competition and a reduction of units in service. The Company had approximately 50,000 and 63,000 units in service at March 31, 2004 and 2003, respectively. The number of units in service decreased due to increased competition from other communication services and products such as cellular telephones.

     Operating expenses. Operating expenses increased 4% to $55.4 million due primarily to inflation and business growth.

•	Broadcasting expenses, before depreciation, amortization and loss on disposal of assets increased 7% to $37.4 million. The primary reason for the increase in broadcast expenses was due to increases in payroll expense. This expense has increased due to higher commissions related to increased revenues and annual payroll increases. Higher payroll costs were partially mitigated by a decrease in the number of employees in the broadcasting segment. Programming costs and professional services were also higher.

•	Publishing expenses, before depreciation, amortization and loss on disposal of assets, increased 4% to $8.0 million. Increases in newsprint pricing accounted for 45% of the overall increase in publishing expenses. The remaining portion of the increase was generated primarily from having an additional publishing day in February due to leap year. The increase in publishing expense was partially offset by a decrease in payroll and related expenses of 1.5% for the quarter. This decrease was due to a decrease in the number of employees in the publishing segment.

•	Paging expenses, before depreciation, amortization and loss on disposal of assets decreased 7.9% to $1.4 million primarily due to a decrease in payroll expenses. This decrease was due partially to a decrease in the number of employees in the paging segment.

•	Corporate and administrative expenses, before depreciation, amortization and loss on disposal of assets increased 11% to $2.4 million due to increased legal, accounting and other professional service expenses.

•	Depreciation of property and equipment and amortization of intangible assets was $6.1 million for the three months ended March 31, 2004, as compared to $7.1 million for the same period of the prior year, a decrease of $1.0 million, or 14%. This decrease is due to an increase in depreciation of $0.6 million being offset by a decrease in amortization of $1.6 million. The increase in depreciation was due to newly acquired digital broadcast equipment. The decrease in amortization expense was due to certain definite lived intangible assets, that were acquired in 2002, becoming fully amortized.

     Interest expense. Interest expense decreased $0.8 million to $10.5 million. This decrease was due to lower interest rates on the Company’s senior credit facility.

     Income tax expense. An income tax expense of $3.6 million was recorded for the three months ended March 31, 2004 as compared to an income tax expense of $0.3 million for the three months ended March 31, 2003. The increased expense in the current year as compared to that of the prior year was attributable to having increased income in the current period as compared to the prior period, partially offset by a lower effective income tax rate.

     Preferred dividends. Preferred dividends remained consistent with that of the prior year because there were no changes to the preferred stock upon which the dividends are paid.

     Net income (loss) available to common stockholders. Net income (loss) available to common stockholders of the Company for the three months ended March 31, 2004 and 2003 was $4.7 million and $(0.7) million, respectively.

Liquidity and Capital Resources

General

     The following tables present certain data that the Company believes is helpful in evaluating the Company’s liquidity and capital resources (in thousands).

	Three Months Ended March 31,
	2004	2003
Net cash provided by operating activities	$23,921	$22,989
Net cash used in investing activities	(8,936)	(9,843)
Net cash used in financing activities	(2,249)	(3,767)

Net increase in cash and cash equivalents	$12,736	$9,379

	March 31, 2004	December 31, 2003
Cash and cash equivalents	$24,683	$11,947
Long-term debt including current portion	654,955	655,902
Preferred stock	39,298	39,276
Available credit under senior credit agreement	74,063	75,000

     The Company and its subsidiaries file a consolidated federal income tax return and such state or local tax returns as are required. Although the Company may earn taxable operating income, as of March 31, 2004, the Company anticipates that through the use of its available loss carryforwards it will not pay significant amounts of federal or state income taxes in the next several years.

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

     Net cash provided by operating activities increased $0.9 million. The increase was due primarily to an increase in net income partially offset by changes in operating assets and liabilities.

     Net cash used in investing activities decreased $0.9 million. The decrease was due primarily to lower payments on acquisition related liabilities partially offset by increased purchases of property and equipment .

     Net cash used in financing activities decreased $1.5 million. The decrease was primarily due to cash received from the exercise of stock options by employees and lower repayments of debt.

Digital Television Conversion

     As of April 26, 2004, the Company was broadcasting a digital signal at 27 of its 29 stations. The Company currently intends to have all such required installations completed as soon as practicable. The Federal Communications

Commission (the “FCC”) required that all commercial stations begin broadcasting a digital signal by May of 2002. As necessary, the Company has requested and received approval from the FCC to extend the May 2002 deadline by varying periods of time for all of the Company’s remaining stations that are not currently broadcasting in digital. Given the Company’s good faith efforts to comply with the existing deadline and the facts specific to each extension request, the Company believes the FCC will grant any further deadline extension requests that become necessary.

Capital Expenditures

     The Company had capital expenditures of $8.2 million for the three months ended March 31, 2004 compared to $3.7 million for the corresponding period of 2003. Of the $8.2 million expended in the three months ended March 31, 2004, $4.6 million was accrued as a liability as of December 31, 2003. The increase in capital expenditures reflects, in part, the timing of certain payments relating to the Company’s on going digital television conversion. At present, the Company currently anticipates that total capital expenditures for the full year of 2004 will range between $20 million and $25 million including approximately $8 million to $9 million of payments relating to the digital television conversion.

Critical Accounting Policies

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make judgments and estimations that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The Company considers its accounting policies relating to intangible assets and income taxes to be critical policies that require judgments or estimations in their application where variances in those judgments or estimations could make a significant difference to future reported results. These critical accounting policies and estimates are more fully disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

     The Company believes that the market risk of the Company’s financial instruments as of March 31, 2004 has not materially changed since December 31, 2003. The market risk profile on December 31, 2003 is disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Item 4. Controls and Procedures

     As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures.

Based on that evaluation, the CEO and the CFO have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in the Company’s internal control over financial reporting identified in connection with this evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     The information contained in Note E - Contingencies of the Notes to Condensed Consolidated Financial Statements filed as part of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit 10.1 Second Amendment to Loan Agreement

Exhibit 31.1 Rule 13 (a) – 14(a) Certificate of Chief Executive Officer

Exhibit 31.2 Rule 13 (a) – 14(a) Certificate of Chief Financial Officer

Exhibit 32.1 Section 1350 Certificate of Chief Executive Officer

Exhibit 32.2 Section 1350 Certificate of Chief Financial Officer

(b)	Reports on Form 8-K

On February 20, 2004, the Company filed a report on Form 8-K under Item 11 that disclosed the following information: On February 13, 2004, Gray Television, Inc. received notice from MetLife Retirement Plans notifying it of a change in the administrator and investment provider for the Company’s Capital Accumulation Plan from Smith Barney/Leggett to MetLife. A copy of the related notice provided by the Company to its officers and directors was attached as Exhibit 99 to the Form 8-K.

On March 11, 2004, the Company furnished a report on Form 8-K under Item 12 that contained its earnings release for the quarter ended December 31, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAY TELEVISION, INC. (Registrant)
Date: May 7, 2004	By:	/s/ James C. Ryan
James C. Ryan,
Senior Vice President and Chief Financial Officer