Form 10-Q
period 2004-06-30
GRAY TELEVISION INC
filed 2004-08-09
CIK 43196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to ________.

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [  ]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock, (No Par Value)	Class A Common Stock, (No Par Value)
44,264,199 shares outstanding as of July 22, 2004	5,830,645 shares outstanding as of July 22, 2004

INDEX

GRAY TELEVISION, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GRAY TELEVISION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands)

	June 30,	December 31,
	2004	2003
Assets:
Current assets:
Cash and cash equivalents	$31,761	$11,947
Trade accounts receivable, less allowance for doubtful accounts of $912 and $1,145 respectively	53,460	55,215
Inventories	1,107	1,521
Current portion of program broadcast rights, net	2,372	7,487
Related party receivable	1,610	-0-
Other current assets	3,498	1,865

Total current assets	93,808	78,035

Property and equipment:
Land	17,609	17,606
Buildings and improvements	35,097	34,325
Equipment	194,719	186,225

	247,425	238,156
Allowance for depreciation	(115,456)	(104,197)

	131,969	133,959
Deferred loan costs, net	12,987	13,112
Broadcast licenses	925,711	925,711
Goodwill	153,858	153,858
Other intangible assets, net	3,287	3,807
Investment in broadcasting company	13,599	13,599
Related party receivable	-0-	1,610
Other	1,398	1,638

	$1,336,617	$1,325,329

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued) (Unaudited)
(in thousands)

	June 30,	December 31,
	2004	2003
Liabilities and stockholders’ equity:
Current liabilities:
Trade accounts payable	$1,431	$8,134
Employee compensation and benefits	12,899	14,195
Accrued interest	2,052	4,040
Other accrued expenses	4,346	4,332
Federal and state income taxes	1,984	-0-
Current portion of program broadcast obligations	3,995	8,976
Acquisition related liabilities	1,563	1,678
Deferred revenue	2,852	3,022
Unrealized loss on derivatives	33	210
Current portion of long-term debt	89	124

Total current liabilities	31,244	44,711
Long-term debt, less current portion	655,799	655,778
Program broadcast obligations, less current portion	708	1,014
Deferred income taxes	227,522	217,666
Other	2,973	4,109

	918,246	923,278

Commitments and contingencies (Note E)
Redeemable Serial Preferred Stock, no par value; cumulative; convertible; designated 5 shares, issued and outstanding 4 shares ($40,000 aggregate liquidation value)	39,320	39,276

Stockholders’ equity:
Common Stock, no par value; authorized 100,000 shares and 50,000 shares, respectively, issued 44,274 shares and 44,032 shares, respectively	395,439	392,436
Class A Common Stock, no par value; authorized 15,000 shares; issued 7,962 shares, respectively	15,241	15,241
Retained earnings (deficit)	(4,446)	(17,500)
Accumulated other comprehensive loss, net of tax	(20)	(126)
Unearned compensation	(1,244)	(1,357)

	404,970	388,694
Treasury Stock at cost, Common Stock, 12 shares, respectively	(200)	(200)
Treasury Stock at cost, Class A Common Stock, 2,131 shares, respectively	(25,719)	(25,719)

	379,051	362,775

	$1,336,617	$1,325,329

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands except for per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Operating revenues:
Broadcasting (less agency commissions)	$71,235	$63,551	$133,144	$116,152
Publishing	11,320	11,143	22,283	21,540
Paging	1,798	1,953	3,654	3,930

	84,353	76,647	159,081	141,622

Expenses:
Operating expenses before depreciation and amortization
Broadcasting	37,053	35,744	74,451	70,642
Publishing	8,040	7,933	16,088	15,688
Paging	1,238	1,381	2,591	2,850
Corporate and administrative	2,163	2,084	4,536	4,199
Depreciation	5,870	5,336	11,672	10,526
Amortization of intangible assets	237	1,781	519	3,643
Amortization of restricted stock awards	94	23	189	44
(Gain) loss on disposal of assets	(626)	25	(622)	37

	54,069	54,307	109,424	107,629

Operating income	30,284	22,340	49,657	33,993
Miscellaneous income, net	262	76	407	153
Interest expense	(10,474)	(10,972)	(20,935)	(22,242)

Income before income taxes	20,072	11,444	29,129	11,904
Federal and state income tax expense	7,875	4,412	11,429	4,701

Net income	12,197	7,032	17,700	7,203
Preferred dividends	821	821	1,643	1,643

Net income available to common stockholders	$11,376	$6,211	$16,057	$5,560

Basic per share information:
Net income available to common stockholders	$0.23	$0.12	$0.32	$0.11

Weighted average shares outstanding	49,958	50,406	49,907	50,367

Diluted per share information:
Net income available to common stockholders	$0.22	$0.12	$0.32	$0.11

Weighted average shares outstanding	50,588	50,697	50,546	50,559

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)
(in thousands except for number of shares)

	Class A					Class A		Common Stock
	Common Stock		Common Stock		Retained	Treasury Stock		Treasury Stock		Accumulated Other		Total
					Earnings					Comprehensive	Unearned	Stockholders’
	Shares	Amount	Shares	Amount	(Deficit)	Shares	Amount	Shares	Amount	Income (Loss)	Compensation	Equity
Balance at December 31, 2003	7,961,574	$15,241	44,032,138	$392,436	$(17,500)	(2,130,754)	$(25,719)	(11,750)	$(200)	$(126)	$(1,357)	$362,775

Net income					17,700							17,700
Unrealized gain on derivatives, net of income taxes										106		106

Comprehensive income												17,806
Common Stock cash dividends ($0.06 per share)					(3,003)							(3,003)
Preferred Stock dividends					(1,643)							(1,643)
Issuance of Common Stock:
401(k) plan			85,914	1,269								1,269
Non-qualified stock plan			150,705	1,658								1,658
Directors’ and officers restricted stock plans			5,000	76							(76)	-0-
Amortization of unearned compensation											189	189

Balance at June 30, 2004	7,961,574	$15,241	44,273,757	$395,439	$(4,446)	(2,130,754)	$(25,719)	(11,750)	$(200)	$(20)	$(1,244)	$379,051

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2004	2003
Operating activities
Net income (loss)	$17,700	$7,203
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	11,672	10,526
Amortization of intangible assets	519	3,643
Amortization of deferred loan costs	936	864
Amortization of bond discount	72	72
Amortization of directors’ restricted stock award	189	44
Amortization of program broadcast rights	5,515	5,437
Payments for program broadcast rights	(5,399)	(5,440)
Supplemental employee benefits	(22)	(14)
Common Stock contributed to 401(k) Plan	952	1,200
Deferred income taxes	9,785	4,249
(Gain) loss on disposal of assets	(622)	37
Changes in operating assets and liabilities:
Receivables, inventories and other current assets	536	2,637
Accounts payable and other current liabilities	(2,145)	(3,329)
Accrued Interest	(1,987)	-0-
Income taxes payable	1,984	-0-

Net cash provided by operating activities	39,685	27,129

Investing activities
Acquisition of television businesses	-0-	(692)
Payments on acquisition related liabilities	(1,160)	(6,489)
Purchases of property and equipment	(15,807)	(7,571)
Other	938	(270)

Net cash used in investing activities	(16,029)	(15,022)

Financing activities
Proceeds from borrowings on long-term debt	938	-0-
Repayments of borrowings on long-term debt	(1,024)	(1,894)
Deferred loan costs	(811)	(1,097)
Proceeds from issuance of common stock	1,658	1,287
Dividends paid	(4,603)	(3,617)
Purchase of common stock warrants	-0-	(4,932)

Net cash used in financing activities	(3,842)	(10,253)

Increase in cash and cash equivalents	19,814	1,854
Cash and cash equivalents at beginning of period	11,947	12,915

Cash and cash equivalents at end of period	$31,761	$14,769

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS FINANCIAL STATEMENTS (Unaudited)

NOTE A—BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of Gray Television, Inc. (“Gray” or “the Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Stock-Based Compensation

     The Company follows the provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). The provisions of SFAS No. 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, (“APB25”), but disclose the pro forma effects on net income had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its stock option incentive plans.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information follows (in thousands, except per common share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income available to common stockholders, as reported	$11,376	$6,211	$16,057	$5,560
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	-0-	-0-	-0-	-0-
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(262)	(533)	(538)	(927)

Net income available to common stockholders, pro forma	$11,114	$5,678	$15,519	$4,633

Net income per common share:
Basic, as reported	$0.23	$0.12	$0.32	$0.11
Basic, pro forma	$0.22	$0.11	$0.31	$0.09
Diluted, as reported	$0.22	$0.12	$0.32	$0.11
Diluted, pro forma	$0.22	$0.11	$0.31	$0.09

NOTE A—BASIS OF PRESENTATION (Continued)

Earnings Per Share

     The Company computes earnings per share in accordance with FASB Statement No. 128, “Earnings Per Share” (“EPS”). The following table reconciles weighted average shares outstanding – basic to weighted average shares outstanding – diluted for the three months and six months ended June 30, 2004 and 2003 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Weighted average shares outstanding – basic	49,958	50,406	49,907	50,367
Stock options, warrants, convertible preferred stock and restricted stock	630	291	639	192

Weighted average shares outstanding – diluted	50,588	50,697	50,546	50,559

Reclassifications

Certain prior year amounts in the accompanying condensed consolidated financial statements have been reclassified to conform with the 2004 presentation.

NOTE B—LONG-TERM DEBT

     As of May 28, 2004, the Company amended its existing senior credit facility to reduce the interest rate by 0.5% on its currently outstanding $375 million term loan. The amendment also extends the final term loan maturity date six months to June 30, 2011. Under the amended agreement, the Company will pay interest only until March 31, 2005. Repayments of principal by the Company will be as follows (dollars in thousands):

Repayment Dates	Quarterly Principal Payments
March 31, 2005 through June 30, 2010	$938
September 30, 2010 through December 31, 2010	88,125
March 31, 2011 through June 30, 2011	89,062

     Certain loan covenants and other terms of the senior credit facility were also modified by the amendment to provide Gray with more favorable terms.

     The amended interest pricing on the term loan is presented below with certain terms as defined in the loan agreement. Gray’s interest rate is based on the lender’s base rate (generally reflecting the lender’s prime rate) plus the specified margin or the London Interbank Offered Rate (“LIBOR”) plus the specified margin.

Applicable Margin for Base Rate
Advances	Applicable Margin for LIBOR Advances
1.0%	1.75%

     As of June 30, 2004, the balance outstanding under the Company’s senior credit facility was $375.0 million and the interest rate on the balance outstanding was 2.88%. As of June 30, 2004, the Company’s Senior Subordinated Notes due 2011 (the “9 ¼% Notes”) had a balance outstanding of $278.9 million excluding unamortized discount of $1.1 million.

     The 9 ¼% Notes are jointly and severally guaranteed (the “Subsidiary Guarantees”) by all of the Company’s subsidiaries (the “Subsidiary Guarantors”). The obligations of the Subsidiary Guarantors under the Subsidiary Guarantees is subordinated, to the same extent as the obligations of the Company in respect of the 9 ¼% Notes, to the prior payment in full of all existing and future senior debt of the Subsidiary Guarantors (which will include any guarantee issued by such Subsidiary Guarantors of any senior debt).

NOTE B—LONG-TERM DEBT (Continued)

     The Company is a holding company with no material independent assets or operations, other than its investment in its subsidiaries. The aggregate assets, liabilities, earnings and equity of the Subsidiary Guarantors are substantially equivalent to the assets, liabilities, earnings and equity of the Company on a consolidated basis. The Subsidiary Guarantors are, directly or indirectly, wholly owned subsidiaries of the Company and the Subsidiary Guarantees are full, unconditional and joint and several. All of the current and future direct and indirect subsidiaries of the Company are guarantors of the 9 ¼% Notes. Accordingly, separate financial statements and other disclosures of each of the Subsidiary Guarantors are not presented because the Company has no independent assets or operations, the guarantees are full and unconditional and joint and several and any subsidiaries of the parent company other than the Subsidiary Guarantors are minor. The senior credit facility is collateralized by substantially all of the Company’s existing and hereafter acquired assets except real estate.

NOTE C—RETIREMENT PLANS

     The following table provides the components of net periodic benefit cost for the Company’s pension plan for the three months and six months ended June 30, 2004 and 2003 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Service cost	$592	$314	$1,092	$629
Interest cost	267	212	517	422
Expected return on plan assets	(203)	(168)	(403)	(336)
Loss Amortization	28	-0-	28	-0-

Net periodic benefit cost	$684	$358	$1,234	$715

     The Company previously disclosed in its financial statements for the year ended December 31, 2003 that it expected to contribute $1.6 million to its pension plan in 2004. As of June 30, 2004, no contributions have yet been made to the plan by the Company.

NOTE D—INFORMATION ON BUSINESS SEGMENTS

     The Company operates in three business segments: broadcasting, publishing and paging. As of June 30, 2004, the broadcasting segment operates 29 television stations located in the United States. The publishing segment operates five daily newspapers located in Georgia and Indiana. The paging operations are located in Florida, Georgia and Alabama. The following tables present certain financial information concerning the Company’s three operating segments (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Operating income:
Broadcasting	$27,209	$19,551	$44,111	$29,116
Publishing	2,761	2,522	4,996	4,430
Paging	314	267	550	447

Total operating income	30,284	22,340	49,657	33,993
Miscellaneous income net	262	76	407	153
Interest expense	(10,474)	(10,972)	(20,935)	(22,242)

Income before income taxes	$20,072	$11,444	$29,129	$11,904

Corporate and administrative expenses as well as amortization of restricted stock are allocated to operating income based on segment net revenues

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

     On March 7, 2003, Tarzian filed suit in the United States District Court for the Northern District of Georgia against Bull Run Corporation and the Company for tortuous interference with contract and conversion. The lawsuit alleges that Bull Run Corporation and Gray purchased the Tarzian shares with actual knowledge that Tarzian had a binding agreement to purchase the stock from the Estate. The lawsuit seeks damages in an amount equal to the liquidation value of the interest in Tarzian that the stock represents, which Tarzian claims to be as much as $75 million, as well as attorneys’ fees, expenses, and punitive damages. The lawsuit also seeks an order requiring the Company and Bull Run Corporation to turn over the stock certificates to Tarzian and relinquish all claims to the stock. The stock purchase agreement with the Estate would permit the Company to make a claim against the Estate in the event that title to the Tarzian Shares is ultimately awarded to Tarzian. There is no assurance that the Estate would have sufficient assets to honor any or all of such potential claims. The Company filed its answer to the lawsuit on May 14, 2003 denying any liability for Tarzian’s claims. The Company believes it has meritorious defenses and intends to vigorously defend the lawsuit. The Company cannot predict when the final resolution of this litigation will occur.

NOTE F—RELATED PARTY RECEIVABLE

     Through a rights-sharing agreement with Host Communications, Inc. (“Host”), a wholly owned subsidiary of Bull Run Corporation, Gray participates jointly with Host in the marketing, selling and broadcasting of certain collegiate sporting events and in related programming, production and other associated activities. The agreement commenced April 1, 2000 and terminates after five years. Gray shares with Host the profit or loss from these activities. As a result of the rights-sharing agreement, in certain circumstances, Gray can be called upon to advance payment directly to the respective collegiate institution for a portion of certain upfront rights fees. Gray is given credit for any such advance payments when determining its share of income or loss from these activities. During 2003, Gray paid $1.5 million under this provision. As of June 30, 2004 and December 31, 2003, Gray had $1.6 million recorded as a related party receivable for payments made in 2003 and earlier years. As of December 31, 2003, the related party receivable was classified as other than current; however, it is classified as current as of June 30, 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Introduction

     The following analysis of the financial condition and results of operations of Gray Television, Inc. (“the Company” or “Gray”) should be read in conjunction with the Company’s financial statements contained in this report and in the Company’s Form 10-K for the year ended December 31, 2003.

Cyclicality

     Broadcast advertising revenues are generally highest in the second and fourth quarters each year, due in part to increases in consumer spending in the spring and the holiday season. In addition, broadcast advertising revenues are generally higher during even numbered election years due to spending by political candidates and other political advocacy groups, which spending typically is heaviest during the fourth quarter.

Broadcasting, Publishing and Paging Revenues

     Set forth below are the principal types of revenues earned by the Company’s broadcasting, publishing and paging operations for the periods indicated and the percentage contribution of each to the Company’s total revenues (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2004		2003		2004		2003
		Percent		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total
Broadcasting net revenues:
Local	$42,021	49.8%	$38,543	50.3%	$79,379	49.9%	$71,577	50.6%
National	18,803	22.3	19,397	25.3	35,046	22.0	34,318	24.2
Network compensation	2,501	3.0	2,131	2.8	4,911	3.1	4,128	2.9
Political	5,422	6.4	1,552	2.0	8,956	5.6	2,293	1.6
Production and other	2,488	2.9	1,928	2.5	4,852	3.1	3,836	2.7

	$71,235	84.4%	$63,551	82.9%	$133,144	83.7%	$116,152	82.0%

Publishing net revenues:
Retail	$5,991	7.1%	$5,742	7.5%	$11,512	7.2%	$10,923	7.7%
Classified	3,323	3.9	3,212	4.2	6,495	4.1	6,210	4.4
Circulation	1,766	2.1	1,962	2.6	3,816	2.4	3,958	2.8
Other	240	0.3	227	0.3	460	0.3	449	0.3

	$11,320	13.4%	$11,143	14.6%	$22,283	14.0%	$21,540	15.2%

Paging net revenues:
Paging lease, sales and service	$1,798	2.2%	$1,953	2.5%	$3,654	2.3%	$3,930	2.8%

Total	$84,353	100.0%	$76,647	100.0%	$159,081	100.0%	$141,622	100.0%

Three Months Ended June 30, 2004 Compared To Three Months Ended June 30, 2003

     Revenues. Total revenues for the three months ended June 30, 2004 increased 10% to $84.4 million as compared to the same period of the prior year.

•	Broadcasting revenues increased 12% to $71.2 million. Local advertising revenue and political advertising revenue were the two largest contributors to the increase in broadcasting revenues. Local advertising revenue increased 9% and political advertising revenue increased 249%. The primary reason for the increase in local advertising revenue is due, in part, to improving general economic conditions and broad based demand by local advertisers for commercial air-time. The increase in political advertising revenue is due to this being a presidential election year. Production and other revenue also increased slightly and offset a small decrease in national advertising revenue. The decrease in national advertising revenue was due to a decrease in demand for air-time from national advertisers.

•	Publishing revenues increased 2% to $11.3 million. Retail advertising revenue was the primary contributor to the increase in publishing revenues. Retail advertising increased 4%. The increase in retail advertising revenue was due largely to systematic account development, market growth and rate increases.

•	Paging revenues decreased 8% to $1.8 million. The decrease was due primarily to price competition and a reduction of units in service. The Company had approximately 48,000 and 61,000 units in service at June 30, 2004 and 2003, respectively. The number of units in service decreased due to increased competition from other communication services and products such as cellular telephones. Competition from these products is expected to continue in the future.

     Operating expenses. Operating expenses decreased less than 1% to $54.1 million as compared to the same period of the prior year.

•	Broadcasting expenses, before depreciation, amortization and gain on disposal of assets increased 4% to $37.1 million. The primary reason for the increase in broadcast expenses was due to increases in payroll expense. Payroll expense has increased due to higher commissions related to increased revenues and annual payroll increases. Programming costs and professional services were also slightly higher.

•	Publishing expenses, before depreciation, amortization and gain on disposal of assets, increased 1% to $8.0 million. An increase in newsprint expense was offset by a decrease in professional services expense. The increase in newsprint expense was due to an increase in the cost per ton of newsprint.

•	Paging expenses, before depreciation, amortization and loss on disposal of assets decreased 10% to $1.2 million primarily due to a decrease in payroll expenses.

•	Corporate and administrative expenses, before depreciation, amortization and loss on disposal of assets increased 4% to $2.2 million due to increased payroll, legal, accounting and other professional service expenses.

•	Depreciation of property and equipment was $5.9 million for the three months ended June 30, 2004, as compared to $5.3 million for the same period of the prior year, an increase of $535,000, or 10%. The increase in depreciation was due to newly acquired equipment.

•	Amortization of intangible assets was $237,000 for the three months ended June 30, 2004, as compared to $1.8 million for the same period of the prior year, a decrease of $1.5 million, or 87%. The decrease in amortization expense was due to certain definite lived intangible assets, that were acquired in 2002, becoming fully amortized.

•	Amortization of restricted stock is related to restricted stock that was issued to directors and an officer of the Company in the prior year.

•	Gain/loss on disposal of assets, net was a gain in the current period of $626,000 as compared to a loss of $25,000 in the prior year. The gain in the current year is due to a net gain on insurance settlements related to certain broadcast towers damaged in 2003 and to the sale of a building not used in operations.

     Miscellaneous income, net. Increase in miscellaneous income is due primarily to the receipt of approximately $170,000 in interest related to an income tax refund.

     Interest expense. Interest expense decreased $0.5 million to $10.5 million. This decrease was due to lower interest rates and a lower average principal balance on the Company’s senior credit facility.

     Income tax expense. An income tax expense of $7.9 million was recorded for the three months ended June 30, 2004 as compared to an income tax expense of $4.4 million for the three months ended June 30, 2003. The increased expense in the current year as compared to that of the prior year was attributable to having increased income in the current period as compared to the prior period. The effective income tax rate was approximately 39% for the current year and prior year periods.

     Preferred dividends. Preferred dividends remained consistent with that of the prior year because there were no changes to the preferred stock upon which the dividends are paid.

     Net income available to common stockholders. Net income available to common stockholders of the Company for the three months ended June 30, 2004 and 2003 was $11.4 million and $6.2 million, respectively.

Six Months Ended June 30, 2004 Compared To Six Months Ended June 30, 2003

     Revenues. Total revenues for the six months ended June 30, 2004 increased 12% to $159.1 million as compared to the same period of the prior year.

•	Broadcasting revenues increased 15% to $133.1 million. Local advertising revenue and political advertising revenue were the two largest contributors to the increase in broadcasting revenues. Local advertising revenue increased 11% and political advertising revenue increased 291%. The primary reason for the increase in local advertising revenue is due, in part, to improving general economic conditions and broad based demand for commercial air-time from local advertisers. The increase in political advertising revenue is due to this being a presidential election year. National broadcast advertising revenue and production and other revenue also increased.

•	Publishing revenues increased 3% to $22.3 million. Retail advertising revenue was the primary contributor to the increase in publishing revenues. Retail advertising increased 5%. The increase in retail advertising revenue was due largely to systematic account development, market growth and rate increases.

•	Paging revenues decreased 7% to $3.7 million. The decrease was due primarily to price competition and a reduction of units in service. The Company had approximately 48,000 and 61,000 units in service at June 30, 2004 and 2003, respectively. The number of units in service decreased due to increased competition from other communication services and products such as cellular telephones. Competition from these products is expected to continue in the future.

     Operating expenses. Operating expenses increased 2% to $109.4 million as compared to the same period of the prior year.

•	Broadcasting expenses, before depreciation, amortization and gain on disposal of assets increased 5% to $74.5 million. The primary reason for the increase in broadcast expenses was due to increases in payroll expense. This expense has increased due to higher commissions related to increased revenues and annual payroll increases. Programming costs and professional services were also higher.

•	Publishing expenses, before depreciation, amortization and gain on disposal of assets, increased 3% to $16.1 million. An increases in newsprint expense accounted for 76% of the overall increase in publishing expenses. The increase in newsprint expense was due to an increase in the cost per ton of newsprint.

•	Paging expenses, before depreciation, amortization and gain on disposal of assets decreased 9% to $2.6 million primarily due to a decrease in payroll expenses.

•	Corporate and administrative expenses, before depreciation, amortization and gain on disposal of assets increased 8% to $4.5 million due to increased payroll, legal, accounting and other professional service expenses.

•	Depreciation of property and equipment was $11.7 million for the six months ended June 30, 2004, as compared to $10.5 million for the same period of the prior year, an increase of $1.1 million, or 11%. The increase in depreciation was due to newly acquired digital broadcast equipment.

•	Amortization of intangible assets was $519,000 for the six months ended June 30, 2004, as compared to $3.6 million for the same period of the prior year, a decrease of $3.1 million, or 86%. The decrease in amortization expense was due to certain definite lived intangible assets, that were acquired in 2002, becoming fully amortized.

•	Amortization of restricted stock is related to restricted stock that was issued to directors and an officer of the Company in the prior year.

•	Gain/loss on disposal of assets, net was a gain in the current period of $622,000 as compared to a loss of $37,000 in the prior year. The gain in the current year is due to a net gain on insurance settlements related to certain broadcast towers damaged in 2003 and to the sale of a building not utilized in operations.

     Miscellaneous income, net. Increase in miscellaneous income is due primarily to the receipt of approximately $170,000 in interest related to an income tax refund.

     Interest expense. Interest expense decreased $1.3 million to $20.9 million. This decrease was due to lower interest rates and a lower average principal balance on the Company’s senior credit facility.

     Income tax expense. An income tax expense of $11.4 million was recorded for the six months ended June 30, 2004 as compared to an income tax expense of $4.7 million for the six months ended June 30, 2003. The increased expense in the current year as compared to that of the prior year was attributable to having increased income in the current period as compared to the prior period. The effective income tax rate was approximately 39% for the current year and prior year periods.

     Preferred dividends. Preferred dividends remained consistent with that of the prior year because there were no changes to the preferred stock upon which the dividends are paid.

     Net income available to common stockholders. Net income available to common stockholders of the Company for the six months ended June 30, 2004 and 2003 was $16.1 million and $5.6 million, respectively.

Liquidity and Capital Resources

General

     The following tables present certain data that the Company believes is helpful in evaluating the Company’s liquidity and capital resources (in thousands).

	Six Months Ended June 30,
	2004	2003
Net cash provided by operating activities	$39,685	$27,129
Net cash used in investing activities	(16,029)	(15,022)
Net cash used in financing activities	(3,842)	(10,253)

Net increase in cash and cash equivalents	$19,814	$1,854

	June 30, 2004	December 31, 2003
Cash and cash equivalents	$31,761	$11,947
Long-term debt including current portion	655,888	655,902
Preferred stock	39,320	39,276
Available credit under senior credit agreement	73,100	75,000

     The Company and its subsidiaries file a consolidated federal income tax return and such state or local tax returns as are required. Although the Company expects to earn taxable operating income for the foreseeable future, the Company anticipates that through the use of its available loss carryforwards it will not pay significant amounts of federal or state income taxes in the next several years.

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

     Net cash provided by operating activities increased $12.6 million. The increase was due primarily to an increase in net income partially offset by changes in operating assets and liabilities.

     Net cash used in investing activities increased $1.0 million. The increase was due primarily to increase in purchase of property and equipment, partially offset by lower payments on acquisition related liabilities.

     Net cash used in financing activities decreased $6.4 million. The decrease was due primarily to the purchase of Common Stock Warrants in prior year with no similar transaction occurring in the current year.

Debt

     As of May 28, 2004, the Company amended its existing senior credit facility to reduce the interest rate by 0.5% on its currently outstanding $375 million term loan. The amendment also extends the final term loan maturity date six months to June 30, 2011. Under the amended agreement, the Company will pay interest only until March 31, 2005. Repayments of principal by the Company will be as follows (dollars in thousands):

Repayment Dates	Quarterly Principal Payments
March 31, 2005 through June 30, 2010	$938
September 30, 2010 through December 31, 2010	88,125
March 31, 2011 through June 30, 2011	89,062

Certain loan covenants and other terms of the senior credit facility were also modified by the amendment to provide Gray with more favorable terms.

     The amended interest pricing on the term loan is presented below with certain terms as defined in the loan agreement. Gray’s interest rate is based on the lender’s base rate (generally reflecting the lenders prime rate) plus the specified margin or the London Interbank Offered Rate (“LIBOR”) plus the specified margin.

Applicable Margin for Base Rate
Advances	Applicable Margin for LIBOR Advances
1.0%	1.75%

     As of June 30, 2004, the balance outstanding and the balance available under the Company’s senior credit facility were $375.0 million and $73.1 million, respectively, and the interest rate on the balance outstanding was 2.88%. As of June 30, 2004, the Company’s Senior Subordinated Notes due 2011 (the “91/4% Notes”) had a balance outstanding of $278.9 million excluding unamortized discount of $1.1 million. The Company makes semiannual interest payments on the 9 ¼% Notes of $12.95 million on June 15th and December 15th. Interest payments on the senior credit facility are made on varying dates throughout the year.

Digital Television Conversion

     As of July 16, 2004, the Company was broadcasting a digital signal at 28 of its 29 stations. The Company currently intends to have the remaining installation completed as soon as practicable. The Federal Communications Commission (the “FCC”) required that all commercial stations begin broadcasting a digital signal by May of 2002. As necessary, the Company has requested and received approval from the FCC to extend the May 2002 deadline for the Company’s remaining station that is not currently broadcasting in digital. Given the Company’s good faith efforts to comply with the existing deadline and the facts specific to the extension request, the Company believes the FCC will grant any further deadline extension requests that become necessary.

     The Company paid approximately $2.3 million and $8.0 million for digital transmission equipment capital expenditures for the three months and six months ending June 30, 2004, respectively. The Company anticipates an additional $2.0 million of cash payments for equipment and services related to the conversions to be paid during the remainder of 2004. In addition, the Company anticipates payments of up to $7.0 million for capital expenditures unrelated to the digital conversion project during the remainder of 2004.

Other

     The Company plans to make a $1.6 million contribution to its post retirement benefit plan prior to December 31, 2004.

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

Cautionary Note Regarding Forward-Looking Statements

     This quarterly report on Form 10-Q contains “forward-looking statements.” When used in this report, the words “believes,” “expects,” “anticipates,” “should”, “estimates” and similar words and expressions are generally intended to identify forward-looking statements, but some of those statements may use other phrasing. Statements that describe the Company’s future strategic plans, goals or objectives are also forward-looking statements. Readers of this report are cautioned that any forward-looking statements, including those regarding the intent, belief or current expectations of the Company or management, are not guarantees of future performance, results or events and involve risks and uncertainties, and that actual results and events may differ materially from those in the forward-looking statements as a result of various factors including, but not limited to, (i) general economic conditions in the markets in which the Company operates, (ii) competitive pressures in the markets in which the Company operates, (iii) the effect of future legislation or regulatory changes on the Company’s operations and (iv) certain other risks relating to our business, including, our dependence on advertising revenues, our need to acquire non-network television programming, the impact of a loss of any of our FCC broadcast licenses, increased competition and capital costs relating to digital advanced television, pending litigation and our significant level of intangible assets, (v) our high debt levels, and (vi) other factors described from time to time in our SEC filings. The forward-looking statements included in this report are made only as of the date hereof. The Company disclaims any obligation to update such forward-looking statements to reflect subsequent events or circumstances, except as required by law.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

     The Company believes that the market risk of the Company’s financial instruments as of June 30, 2004 has not materially changed since December 31, 2003. The market risk profile on December 31, 2003 is disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

PART II.OTHER INFORMATION

Item 1. Legal Proceedings

     The information contained in Note E — Contingencies of the Notes to Condensed Consolidated Financial Statements filed as part of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 4. Submission of Matters to a Vote of Security Holders

     The following matters were voted upon at the 2004 Annual Meeting of Shareholders of the Company, on May 26, 2004, and votes were cast as indicated.

(a)	The following directors were elected:

	Common Stock Votes		Class A Votes
Nominee	For	Withhold	For	Withhold
J. Mack Robinson	27,792,750	14,141,390	51,792,460	3,630,070
Robert S. Prather, Jr.	27,000,885	14,933,255	51,801,680	3,620,850
Hilton H. Howell, Jr.	27,001,543	14,932,597	51,801,460	3,621,070
William E. Mayher, III	37,892,086	4,042,054	53,622,720	1,799,810
Richard L. Boger	39,060,051	2,874,089	53,622,720	1,799,810
Ray M. Deaver	22,679,753	19,254,387	51,586,850	3,835,680
T. L. Elder	39,402,841	2,531,299	53,623,720	1,798,810
Howell W. Newton	38,910,601	3,023,539	53,622,720	1,799,810
Hugh Norton	37,123,365	4,810,775	53,510,890	1,911,640
Harriett J. Robinson	26,912,838	15,021,302	51,790,460	3,632,070

(b)	Proposal to approve the amendment to the Gray Television, Inc. 2002 Long Term Incentive Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 2,000,000 shares received the following votes:

Common Stock Votes			Class A Votes
For	Against	Abstain	For	Against	Abstain
30,753,852	8,745,712	36,563	44,447,850	1,483,020	6,490

(c)	Proposal to approve the amendment to the Gray’s Restated Articles of Incorporation to increase the number of authorized shares of Common Stock from 50,000,000 authorized shares to 100,000,000 authorized shares received the following votes:

Common Stock Votes			Class A Votes
For	Against	Abstain	For	Against	Abstain
36,936,564	4,991,291	7,285	53,070,490	2,349,120	2,920

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit 10.1 Third Amendment to Loan Agreement
Exhibit 10.2 Notice of Incremental Facility Commitment
Exhibit 31.1 Rule 13 (a) – 14(a) Certificate of Chief Executive Officer
Exhibit 31.2 Rule 13 (a) – 14(a) Certificate of Chief Financial Officer
Exhibit 32.1 Section 1350 Certificate of Chief Executive Officer
Exhibit 32.2 Section 1350 Certificate of Chief Financial Officer

(b)	Reports on Form 8-K

On April 14, 2004, the Company furnished a report on Form 8-K under Item 12 that contained updated guidance on its earnings for the quarter ended March 31, 2004.

On May 6, 2004, the Company furnished a report on Form 8-K under Item 12 that contained its earnings release for the quarter ended March 31, 2004.

On May 19, 2004, the Company filed a report on Form 8-K under Item 11 that contained the following information: As reported on February 20, 2004, MetLife Retirement Plans is replacing Smith Barney/Leggett as the administrator and investment provider for the Company’s Capital Accumulation Plan (the “Plan”). In connection with this change, a “blackout period” was established for the period beginning March 22, 2004 and ending May 14, 2004 (the “Blackout Period”) and directors and executive officers were given notice of relevant trading restrictions. On May 17, 2004, the registrant received notice from the new administrator that, due to unexpected delays in the transition to the new administrator, the blackout period ending date has been extended to June 4, 2004. A copy of the related notice provided by the Company to its executive officers was attached as Exhibit 99 to the Form 8-K.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAY TELEVISION, INC. (Registrant)

Date: August 6, 2004	By:	/s/ James C. Ryan
James C. Ryan, Senior Vice President and Chief Financial Officer