Form 10-Q
period 2004-09-30
GRAY TELEVISION INC
filed 2004-11-04
CIK 43196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 2004 or

☐ Transition report pursuant to Section `13 or 15(d) of the Securities Exchange Act of 1934

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑ No ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock, (No Par Value)	Class A Common Stock, (No Par Value)

43,165,482 shares outstanding as of October 31, 2004	5,765,820 shares outstanding as of October 31, 2004

INDEX

GRAY TELEVISION, INC.

PAGE
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed consolidated balance sheets (Unaudited) – September 30, 2004 and December 31, 2003	3
Condensed consolidated statements of operations (Unaudited) – Three months ended September 30, 2004 and 2003 Nine months ended September 30, 2004 and 2003	5
Condensed consolidated statement of stockholders’ equity (Unaudited) – Nine months ended September 30, 2004	6
Condensed consolidated statements of cash flows (Unaudited) – Nine months ended September 30, 2004 and 2003	7
Notes to condensed consolidated financial statements (Unaudited) – September 30, 2004	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3. Quantitative and Qualitative Disclosure About Market Risk	19
Item 4. Controls and Procedures	20
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	20
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 6. Exhibits	21
SIGNATURES	22
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO
EX-32.2 SECTION 906 CERTIFICATION OF THE CFO

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GRAY TELEVISION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands)

	September 30,	December 31,
	2004	2003
Assets:
Current assets:
Cash and cash equivalents	$56,990	$11,947
Trade accounts receivable, less allowance for doubtful accounts of $971 and $1,145 respectively	50,702	55,215
Inventories	956	1,521
Current portion of program broadcast rights, net	10,149	7,487
Related party receivable	1,610	-0-
Other current assets	2,855	1,865

Total current assets	123,262	78,035

Property and equipment:
Land	18,353	17,606
Buildings and improvements	37,243	34,325
Equipment	202,150	186,225

	257,746	238,156
Allowance for depreciation	(121,334)	(104,197)

	136,412	133,959
Deferred loan costs, net	12,491	13,112
Broadcast licenses	926,711	925,711
Goodwill	153,858	153,858
Other intangible assets, net	3,055	3,807
Investment in broadcasting company	13,599	13,599
Related party receivable	-0-	1,610
Other	1,854	1,638

	$1,371,242	$1,325,329

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued) (Unaudited)
(in thousands)

	September 30,	December 31,
	2004	2003
Liabilities and stockholders’ equity:
Current liabilities:
Trade accounts payable	$2,129	$8,134
Employee compensation and benefits	12,236	14,195
Accrued interest	10,617	4,040
Other accrued expenses	9,355	4,332
Federal and state income taxes	2,055	-0-
Current portion of program broadcast obligations	11,903	8,976
Acquisition related liabilities	1,438	1,678
Deferred revenue	2,635	3,022
Unrealized loss on derivatives	9	210
Current portion of long-term debt	77	124

Total current liabilities	52,454	44,711
Long-term debt, less current portion	655,811	655,778
Program broadcast obligations, less current portion	1,012	1,014
Deferred income taxes	234,945	217,666
Other	2,672	4,109

	946,894	923,278

Commitments and contingencies (Note E)
Redeemable Serial Preferred Stock, no par value; cumulative; convertible; designated 5 shares, respectively, issued and outstanding 4 shares, respectively ($39,640 and $40,000 aggregate liquidation value, respectively)	38,982	39,276

Stockholders’ equity:
Common Stock, no par value; authorized 100,000 shares and 50,000 shares, respectively, issued 44,315 shares and 44,032 shares, respectively	395,950	392,436
Class A Common Stock, no par value; authorized 15,000 shares; issued 7,962 shares, respectively	15,241	15,241
Retained earnings (deficit)	5,019	(17,500)
Accumulated other comprehensive loss, net of tax	(6)	(126)
Unearned compensation	(1,245)	(1,357)

	414,959	388,694
Treasury Stock at cost, Common Stock, 258 shares and 12 shares, respectively	(3,162)	(200)
Treasury Stock at cost, Class A Common Stock, 2,196 shares and 2,131 shares, respectively	(26,431)	(25,719)

	385,366	362,775

	$1,371,242	$1,325,329

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands except for per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Operating revenues:
Broadcasting (less agency commissions)	$73,658	$60,372	$206,802	$176,524
Publishing	11,356	10,995	33,639	32,535
Paging	1,898	1,985	5,552	5,915

	86,912	73,352	245,993	214,974

Expenses:
Operating expenses before depreciation and amortization
Broadcasting	38,311	35,657	112,762	106,299
Publishing	8,278	7,917	24,366	23,605
Paging	1,348	1,384	3,939	4,234
Corporate and administrative	2,884	1,894	7,420	6,093
Depreciation	6,088	5,402	17,760	15,928
Amortization of intangible assets	232	1,588	751	5,231
Amortization of restricted stock awards	134	22	323	66
(Gain) loss on disposal of assets, net	17	43	(605)	80

	57,292	53,907	166,716	161,536

Operating income	29,620	19,445	79,277	53,438
Miscellaneous income, net	193	59	600	212
Interest expense	(10,418)	(10,458)	(31,353)	(32,700)

Income before income taxes	19,395	9,046	48,524	20,950
Federal and state income tax expense	7,613	3,490	19,042	8,191

Net income	11,782	5,556	29,482	12,759
Preferred dividends	815	822	2,458	2,465

Net income available to common stockholders	$10,967	$4,734	$27,024	$10,294

Basic per share information:
Net income available to common stockholders	$0.22	$0.09	$0.54	$0.20

Weighted average shares outstanding	49,951	50,095	49,922	50,275

Diluted per share information:
Net income available to common stockholders	$0.22	$0.09	$0.54	$0.20

Weighted average shares outstanding	50,322	50,596	50,471	50,574

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)
(in thousands except for number of shares)

	Class A Common Stock		Common Stock		Retained Earnings	Class A Treasury Stock		Common Treasury Stock		Accumulated Other Comprehensive	Unearned	Total Stockholders’
	Shares	Amount	Shares	Amount	(Deficit)	Shares	Amount	Shares	Amount	Income (Loss)	Compensation	Equity
Balance at December 31, 2003	7,961,574	$15,241	44,032,138	$392,436	$(17,500)	(2,130,754)	$(25,719)	(11,750)	$(200)	$(126)	$(1,357)	$362,775

Net income					29,482							29,482
Unrealized gain on derivatives, net of income taxes										120		120

Comprehensive income												29,602
Common Stock cash dividends ($0.09 per share)					(4,505)							(4,505)
Preferred Stock dividends					(2,458)							(2,458)
Issuance of Common Stock:
401(k) plan			113,397	1,610								1,610
Non-qualified stock plan			154,155	1,693								1,693
Directors’ and officers restricted stock plans			15,000	211							(211)	-0-
Amortization of unearned compensation											323	323
Purchase of stock						(65,000)	(712)	(246,000)	(2,962)			(3,674)

Balance at September 30, 2004	7,961,574	$15,241	44,314,690	$395,950	$5,019	(2,195,754)	$(26,431)	(257,750)	$(3,162)	$(6)	$(1,245)	$385,366

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2004	2003
Operating activities
Net income	$29,482	$12,759
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	17,760	15,928
Amortization of intangible assets	751	5,231
Amortization of deferred loan costs	1,441	1,328
Amortization of bond discount	108	108
Amortization of restricted stock award	323	66
Amortization of program broadcast rights	8,315	8,382
Payments for program broadcast rights	(8,164)	(8,257)
Supplemental employee benefits	(33)	(25)
Common Stock contributed to 401(k) Plan	1,442	1,514
Deferred income taxes	17,198	7,318
(Gain) loss on disposal of assets	(605)	80
Changes in operating assets and liabilities:
Receivables, inventories and other current assets	4,088	3,136
Accounts payable and other current liabilities	10,363	4,116

Net cash provided by operating activities	82,469	51,684

Investing activities
Acquisition of television businesses and licenses	(1,054)	(797)
Payments on acquisition related liabilities	(1,517)	(7,509)
Purchases of property and equipment	(25,799)	(15,974)
Other	1,124	(292)

Net cash used in investing activities	(27,246)	(24,572)

Financing activities
Proceeds from borrowings on long-term debt	938	-0-
Repayments of borrowings on long-term debt	(1,060)	(2,454)
Deferred loan costs	(819)	(1,152)
Proceeds from issuance of common stock	1,693	1,769
Dividends paid	(6,898)	(5,412)
Purchase of common stock from unrelated party	(3,674)	-0-
Purchase of preferred stock from related party	(360)	-0-
Purchase of common stock from related party	-0-	(17,552)
Purchase of common stock warrants from related party	-0-	(4,932)
Other	-0-	(86)

Net cash used in financing activities	(10,180)	(29,819)

Increase (decrease) in cash and cash equivalents	45,043	(2,707)
Cash and cash equivalents at beginning of period	11,947	12,915

Cash and cash equivalents at end of period	$56,990	$10,208

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE A—BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of Gray Television, Inc. (“Gray” or “the Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Gray’s Annual Report on Form 10-K for the year ended December 31, 2003.

Stock-Based Compensation

     The Company follows the provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). The provisions of SFAS No. 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, (“APB 25”), but disclose the pro forma effects on net income had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its stock option incentive plans.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. Gray’s pro forma information follows (in thousands, except per common share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income available to common stockholders, as reported	$10,967	$4,734	$27,024	$10,294
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	-0-	-0-	-0-	-0-
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(261)	(311)	(799)	(1,035)

Net income available to common stockholders, pro forma	$10,706	$4,423	$26,225	$9,259

Net income per common share:
Basic, as reported	$0.22	$0.09	$0.54	$0.20
Basic, pro forma	$0.21	$0.09	$0.53	$0.18
Diluted, as reported	$0.22	$0.09	$0.54	$0.20
Diluted, pro forma	$0.21	$0.09	$0.52	$0.18

NOTE A—BASIS OF PRESENTATION (Continued)

Earnings Per Share

     Gray computes earnings per share in accordance with FASB Statement No. 128, “Earnings Per Share” (“EPS”). The following table reconciles weighted average shares outstanding – basic to weighted average shares outstanding – diluted for the three months and nine months ended September 30, 2004 and 2003 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Weighted average shares outstanding – basic	49,951	50,095	49,922	50,275
Stock options, warrants, convertible preferred stock and restricted stock	371	501	549	299

Weighted average shares outstanding — diluted	50,322	50,596	50,471	50,574

Reclassifications

     Certain prior year amounts in the accompanying condensed consolidated financial statements have been reclassified to conform with the 2004 presentation. Specifically, Gray has reclassified amounts relating to the (gain) loss on disposal of assets from miscellaneous income, net to a separate line item entitled “(Gain) loss on disposal of assets, net” included in operating expenses in the condensed consolidated statements of operations.

NOTE B—PURCHASE OF FEDERAL COMMUNICATIONS COMMISSION LICENSE

     On August 18, 2004, Gray announced that it had completed the acquisition of a Federal Communications Commission (FCC) television license for WCAV, Channel 19, in Charlottesville, Virginia from Charlottesville Broadcasting Corporation. Gray’s cost to acquire that FCC license was approximately $1 million.

     CBS, Inc. has agreed to a ten-year affiliation agreement to allow Gray to operate WCAV as a CBS-affiliated station. The television station is the 16th CBS-affiliate operated by Gray and brings the total number of full power television stations operated by Gray to 30.

     Gray also has an FCC license to operate a low power television station, WVAW, in the Charlottesville, Virginia television market. The American Broadcasting Company has agreed to an affiliation agreement expiring December 31, 2013 to allow Gray to operate WVAW as an ABC affiliate.

     Both WCAW and WVAW began broadcasting in August 2004. Gray’s total cost to construct the combined broadcast facilities for both stations is currently estimated to be approximately $5.5 million. As of September 30, 2004 the majority of such construction costs had been incurred and paid.

NOTE C—LONG-TERM DEBT

     As of May 28, 2004, the Company amended its existing senior credit facility to reduce the interest rate by 0.5% on its currently outstanding $375 million term loan. The amendment also extended the final term loan maturity date six months to June 30, 2011. Under the amended agreement, Gray will pay interest only until March 31, 2005. Repayments of principal by Gray will be as follows (dollars in thousands):

Repayment Dates	Quarterly Principal Payments
March 31, 2005 through June 30, 2010	$938
September 30, 2010 and December 31, 2010	88,125
March 31, 2011 and June 30, 2011	89,062

NOTE C—LONG-TERM DEBT (Continued)

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

Applicable Margin for Base	Applicable Margin for
Rate Advances	LIBOR Advances
1.0%	1.75%

     As of September 30, 2004, the balance outstanding under the Company’s senior credit facility was $375.0 million and the interest rate on the balance outstanding was 3.37%. As of September 30, 2004, Gray’s Senior Subordinated Notes due 2011 (the “9¼% Notes”) had a balance outstanding of $279.0 million excluding unamortized discount of $1.0 million.

     The 9¼% Notes are jointly and severally guaranteed (the “Subsidiary Guarantees”) by all of Gray’s subsidiaries (the “Subsidiary Guarantors”). The obligations of the Subsidiary Guarantors under the Subsidiary Guarantees is subordinated, to the same extent as the obligations of Gray in respect of the 9¼% Notes, to the prior payment in full of all existing and future senior debt of the Subsidiary Guarantors (which will include any guarantee issued by such Subsidiary Guarantors of any senior debt).

     Gray is a holding company with no material independent assets or operations, other than its investment in its subsidiaries. The aggregate assets, liabilities, earnings and equity of the Subsidiary Guarantors are substantially equivalent to the assets, liabilities, earnings and equity of Gray on a consolidated basis. The Subsidiary Guarantors are, directly or indirectly, wholly owned subsidiaries of Gray and the Subsidiary Guarantees are full, unconditional and joint and several. All of the current and future direct and indirect subsidiaries of Gray are guarantors of the 9¼% Notes. Accordingly, separate financial statements and other disclosures of each of the Subsidiary Guarantors are not presented because Gray has no independent assets or operations, the guarantees are full and unconditional and joint and several and any subsidiaries of the parent company other than the Subsidiary Guarantors are minor. The senior credit facility is collateralized by substantially all of Gray’s existing and hereafter acquired assets except real estate.

NOTE D—RETIREMENT PLANS

     The following table provides the components of net periodic benefit cost for Gray’s pension plan for the three months and nine months ended September 30, 2004 and 2003 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Service cost	$546	$314	$1,639	$943
Interest cost	259	212	776	634
Expected return on plan assets	(202)	(168)	(605)	(504)
Loss amortization	14	-0-	41	-0-

Net periodic benefit cost	$617	$358	$1,851	$1,073

     During the quarter ended September 30, 2004, Gray contributed $1.6 million to its pension plan. Gray does not expect to make any further contributions to its pension plan during 2004.

NOTE E—INFORMATION ON BUSINESS SEGMENTS

     The Company operates in three business segments: broadcasting, publishing and paging. As of September 30, 2004, the broadcasting segment operates 30 television stations located in the United States. The publishing segment operates five daily newspapers located in Georgia and Indiana. The paging operations are located in Florida, Georgia and Alabama. The following tables present certain financial information concerning Gray’s three operating segments (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Operating income:
Broadcasting	$26,850	$16,888	$70,961	$46,003
Publishing	2,477	2,239	7,473	6,670
Paging	293	318	843	765

Total operating income	29,620	19,445	79,277	53,438
Miscellaneous income, net	193	59	600	212
Interest expense	(10,418)	(10,458)	(31,353)	(32,700)

Income before income taxes	$19,395	$9,046	$48,524	$20,950

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

     On March 7, 2003, Tarzian filed suit in the United States District Court for the Northern District of Georgia against Bull Run Corporation and the Company for tortuous interference with contract and conversion. The lawsuit alleges that Bull Run Corporation and Gray purchased the Tarzian shares with actual knowledge that Tarzian had a binding agreement to purchase the stock from the Estate. The lawsuit seeks damages in an amount equal to the liquidation value of the interest in Tarzian that the stock represents, which Tarzian claims to be as much as $75 million, as well as attorneys’ fees, expenses, and punitive damages. The lawsuit also seeks an order requiring the Company and Bull Run Corporation to turn over the stock certificates to Tarzian and relinquish all claims to the stock. The stock purchase agreement with the Estate would permit the Company to make a claim against the Estate in the event that title to the Tarzian Shares is ultimately awarded to Tarzian. There is no assurance that the Estate would have sufficient assets to honor any or all of such potential claims. The Company filed its answer to the lawsuit on May

NOTE F—CONTINGENCIES (Continued)

14, 2003 denying any liability for Tarzian’s claims. The Company believes it has meritorious defenses and intends to vigorously defend the lawsuit. The Company cannot predict when the final resolution of this litigation will occur.

NOTE G—RELATED PARTY RECEIVABLE

     Through a rights-sharing agreement with Host Communications, Inc. (“Host”), a wholly owned subsidiary of Bull Run Corporation, Gray participates jointly with Host in the marketing, selling and broadcasting of certain collegiate sporting events and in related programming, production and other associated activities related to the University of Kentucky. Certain executive officers and significant stockholders of Gray are also executive officers and significant stockholders of Bull Run Corporation.

     The agreement commenced April 1, 2000 and terminates on April 15, 2005. Gray shares with Host the profit or loss from these activities. As a result of the rights-sharing agreement, in certain circumstances, Gray can be called upon to advance payment directly to the respective collegiate institution for a portion of certain upfront rights fees. Gray is given credit for any such advance payments when determining its share of income or loss from these activities. During 2003, Gray paid $1.5 million under this provision. No similar payments have been made during 2004. As of September 30, 2004 and December 31, 2003, Gray had $1.6 million recorded as a related party receivable for payments made in 2003 and earlier years. As of December 31, 2003, the related party receivable was classified as other than current; however, it is classified as current as of September 30, 2004.

NOTE H—COMMITMENT

     On October 12, 2004, the University of Kentucky jointly awarded a new sports marketing agreement to Gray and Host. The new agreement will commence on April 16, 2005 and has an initial term of seven years with the option to extend the license for three additional years. Aggregate license fees to be paid to the University of Kentucky over a full ten year term for the agreement will approximate $80.5 million. Gray and Host will share equally the cost of the license fees.

NOTE I—SUBSEQUENT EVENT

     On October 21, 2004, Gray announced that it had signed a definitive purchase agreement to acquire certain assets and assume certain liabilities of KKCO-TV from Eagle III Broadcasting, LLC for approximately $13.5 million plus fees. KKCO-TV, Channel 11 serves the Grand Junction, Colorado television market and is an NBC affiliate. Gray currently plans to use a portion of its cash on hand to fully fund this acquisition. The acquisition of KKCO-TV is currently expected to close during the first quarter of 2005. The KKCO-TV acquisition is subject to FCC approval.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Introduction

     The following analysis of the financial condition and results of operations of Gray Television, Inc. (“the Company” or “Gray”) should be read in conjunction with Gray’s financial statements contained in this report and in Gray’s Form 10-K for the year ended December 31, 2003.

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

Broadcasting, Publishing and Paging Revenues

     Set forth below are the principal types of revenues earned by Gray’s broadcasting, publishing and paging operations for the periods indicated and the percentage contribution of each to Gray’s total revenues (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2004		2003		2004		2003
		Percent		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total
Broadcasting net revenues:
Local	$39,064	44.9%	$37,164	50.7%	$118,442	48.1%	$108,741	50.6%
National	17,872	20.6	17,829	24.3	52,918	21.5	52,147	24.3
Network compensation	2,423	2.8	2,105	2.9	7,335	3.0	6,233	2.9
Political	11,967	13.8	1,124	1.5	20,923	8.5	3,417	1.6
Production and other	2,332	2.6	2,150	2.9	7,184	2.9	5,986	2.7

	$73,658	84.7%	$60,372	82.3%	$206,802	84.0%	$176,524	82.1%

Publishing net revenues:
Retail	$5,804	6.7%	$5,518	7.5%	$17,316	7.0%	$16,441	7.6%
Classified	3,546	4.1	3,286	4.5	10,041	4.1	9,496	4.4
Circulation	1,779	2.0	2,042	2.8	5,595	2.3	6,000	2.8
Other	227	0.3	149	0.2	687	0.3	598	0.3

	$11,356	13.1%	$10,995	15.0%	$33,639	13.7%	$32,535	15.1%

Paging net revenues:
Paging lease, sales and service	$1,898	2.2%	$1,985	2.7%	$5,552	2.3%	$5,915	2.8%

Total	$86,912	100.0%	$73,352	100.0%	$245,993	100.0%	$214,974	100.0%

Three Months Ended September 30, 2004 Compared To Three Months Ended September 30, 2003

     Revenues. Total revenues for the three months ended September 30, 2004 increased 18% to $86.9 million as compared to the same period of the prior year.

•	Broadcasting revenues increased 22% to $73.7 million. Political advertising revenue was the largest contributor to the increase in broadcasting revenues. Political advertising revenue increased 965% to $12.0 million. The increase in political advertising revenue is due to this being a presidential election year. Local advertising revenue increased 5% to $39.1 million. The primary reason for the increase in local advertising revenue is due, in part, to improving general economic conditions and broad based demand by local advertisers for commercial air-time. National advertising revenue and production and other revenue also increased slightly. We believe that commercial time used for political advertising limited, in part, the amount of commercial time available for sale by Gray to national advertisers during the period. We do not believe that this demand on our available commercial air-time significantly affected our sales of local commercial air-time.

•	Publishing revenues increased 3% to $11.4 million. Retail advertising revenue and classified advertising revenue were the primary contributors to the increase in publishing revenues. Retail advertising increased 5% and classified advertising revenue increased 8%. The increase in retail advertising revenue was due largely to systematic account development, market growth and rate increases. The increase in classified advertising revenue was due to increases in help wanted advertisements. Circulation revenue decreased 13%. Circulation revenue decreased largely due to a rate decrease at one of Gray’s newspapers. The rates were decreased in order to promote long-term sales and to increase subscription retention.

•	Paging revenues decreased 4% to $1.9 million. The decrease was due primarily to price competition and a reduction of units in service. The Company had approximately 45,000 and 58,000 units in service at September 30, 2004 and 2003, respectively. The number of units in service decreased due to increased competition from other communication services and products such as cellular telephones. Competition from these products is expected to continue in the future.

     Operating expenses. Operating expenses increased 6% to $57.3 million as compared to the same period of the prior year.

•	Broadcasting expenses, before depreciation, amortization and loss on disposal of assets increased 7% to $38.3 million. The primary reason for the increase in broadcast expenses was due to increases in payroll expense. Payroll expense has increased due to higher commissions related to increased revenues and annual payroll increases. Programming costs and professional services were also slightly higher.

•	Publishing expenses, before depreciation, amortization and loss on disposal of assets, increased 5% to $8.3 million. An increase in newsprint expense was offset by a decrease in professional services expense. The increase in newsprint expense was due to an increase in the cost per ton of newsprint.

•	Paging expenses, before depreciation, amortization and loss on disposal of assets decreased 3% to $1.3 million primarily due to a decrease in payroll expenses and promotion expenses.

•	Corporate and administrative expenses, before depreciation, amortization and loss on disposal of assets increased 52% to $2.9 million due primarily to increased legal, accounting and other professional service expenses. The increase in these professional fees is due primarily to increased costs of approximately $500,000 incurred in our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002. Payroll expense also increased approximately $178,000.

•	Depreciation of property and equipment was $6.1 million for the three months ended September 30, 2004, as compared to $5.4 million for the same period of the prior year, an increase of $685,000, or 13%. The increase in depreciation was due to newly acquired equipment.

•	Amortization of intangible assets was $232,000 for the three months ended September 30, 2004, as compared to $1.6 million for the same period of the prior year, a decrease of $1.4 million, or 85%. The decrease in amortization expense was due to certain definite lived intangible assets, that were acquired in 2002, becoming fully amortized.

•	Amortization of restricted stock is related to restricted stock that was issued to directors and an officer of the Company in the prior year.

•	Loss on disposal of assets, net was $17,000 for the three months ended September 30, 2004, as compared to $43,000 for the same period of the prior year. These losses have been incurred in the ordinary course of business as equipment has been replaced.

     Miscellaneous income, net. Increase in miscellaneous income is due primarily to an increase in interest income of $135,000 generated by a larger cash balance in the current period.

     Interest expense. Interest expense was consistent with that of the prior year. This consistency was due to the debt principal amount and interest rates being similar to that of the prior year.

     Federal and state income tax expense. An income tax expense of $7.6 million was recorded for the three months ended September 30, 2004 as compared to an income tax expense of $3.5 million for the three months ended September 30, 2003. The increased expense in the current year as compared to that of the prior year was attributable to having increased income in the current period as compared to the prior period. The effective income tax rate was approximately 39% for the current year and prior year periods.

     Preferred dividends. Preferred dividends decreased due to a redemption of 36 shares of preferred stock in the current year.

     Net income available to common stockholders. Net income available to common stockholders of the Company for the three months ended September 30, 2004 and 2003 was $11.0 million and $4.7 million, respectively.

Nine Months Ended September 30, 2004 Compared To Nine Months Ended September 30, 2003

     Revenues. Total revenues for the nine months ended September 30, 2004 increased 14% to $246.0 million as compared to the same period of the prior year.

•	Broadcasting revenues increased 17% to $206.8 million. Political advertising revenue was the largest contributor to the increase in broadcasting revenues. Political advertising revenue increased 512% to $20.9 million. The increase in political advertising revenue is due to this being a presidential election year. Local advertising revenue increased 9% to $118.4 million. The primary reason for the increase in local advertising revenue is due to improving general economic conditions and broad based demand by local advertisers for commercial air-time. National advertising revenue and production and other revenue also increased. We believe that commercial time used for political advertising limited, in part, the amount of commercial time available for sale by Gray to national advertisers during the period. We do not believe that this demand on our available commercial air-time significantly affected our sales of local commercial air-time.

•	Publishing revenues increased 3% to $33.6 million. Retail advertising revenue and classified advertising revenue were the primary contributors to the increase in publishing revenues. Retail advertising increased 5% and classified advertising revenue increased 6%. The increase in retail advertising revenue was due largely to systematic account development, market growth and rate increases. The increase in classified advertising revenue was due to an increase in help wanted advertisements. Circulation revenue decreased 7%. Circulation revenue decreased due to a rate decrease at one of Gray’s newspapers. The rates were decreased in order to promote long-term sales and to increase subscription retention.

•	Paging revenues decreased 6% to $5.6 million. The decrease was due primarily to price competition and a reduction of units in service. The Company had approximately 45,000 and 58,000 units in service at September 30, 2004 and 2003, respectively. The number of units in service decreased due to increased competition from other communication services and products such as cellular telephones. Competition from these products is expected to continue in the future.

     Operating expenses. Operating expenses increased 3% to $166.7 million as compared to the same period of the prior year.

•	Broadcasting expenses, before depreciation, amortization and gain on disposal of assets increased 6% to $112.8 million. The primary reason for the increase in broadcast expenses was due to increases in payroll expense. This expense has increased due to higher commissions related to increased revenues and annual payroll increases. Programming costs and professional services were also higher.

•	Publishing expenses, before depreciation, amortization and gain on disposal of assets, increased 3% to $24.4 million. An increase in newsprint expense was offset by a decrease in professional services expense. The increase in newsprint expense was due to an increase in the cost per ton of newsprint.

•	Paging expenses, before depreciation, amortization and gain on disposal of assets decreased 7% to $3.9 million primarily due to a decrease in payroll expense and promotion expense.

•	Corporate and administrative expenses, before depreciation, amortization and loss on disposal of assets increased 22% to $7.4 million primarily due to increased legal, accounting and other professional service expenses. The increase in these professional fees is due largely to increased costs of $650,000 incurred in our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002. Payroll expense also increased approximately $350,000.

•	Depreciation of property and equipment was $17.8 million for the nine months ended September 30, 2004, as compared to $15.9 million for the same period of the prior year, an increase of $1.9 million, or 12%. The increase in depreciation was due to newly acquired digital broadcast equipment.

•	Amortization of intangible assets was $751,000 for the nine months ended September 30, 2004, as compared to $5.2 million for the same period of the prior year, a decrease of $4.5 million, or 86%. The decrease in amortization expense was due to certain definite lived intangible assets, that were acquired in 2002, becoming fully amortized.

•	Amortization of restricted stock is related to restricted stock that was issued to directors and an officer of the Company in the prior year.

•	Gain/loss on disposal of assets, net was a gain in the current period of $605,000 as compared to a loss of $80,000 in the prior year. The gain in the current year is due to a net gain on insurance settlements related to certain broadcast towers damaged in 2003 and to the sale of a building not utilized in operations.

     Miscellaneous income, net. Increase in miscellaneous income is due primarily to the receipt of approximately $170,000 in interest related to an income tax refund and additional interest income of $295,000 due to higher cash balances.

     Interest expense. Interest expense decreased $1.3 million to $31.4 million. This decrease was due to lower average interest rates and a lower average principal balance on the Company’s senior credit facility.

     Federal and state income tax expense. An income tax expense of $19.0 million was recorded for the nine months ended September 30, 2004 as compared to an income tax expense of $8.1 million for the nine months ended September 30, 2003. The increased expense in the current year as compared to that of the prior year was attributable to having increased income in the current period as compared to the prior period. The effective income tax rate was 39.3% and 38.6% for the current year and prior year periods, respectively.

     Preferred dividends. Preferred dividends decreased due to a redemption of 36 shares of preferred stock in the current year.

     Net income available to common stockholders. Net income available to common stockholders of the Company for the nine months ended September 30, 2004 and 2003 was $27.0 million and $10.3 million, respectively.

Liquidity and Capital Resources

General

The following tables present certain data that Gray believes is helpful in evaluating its liquidity and capital resources (in thousands).

	Nine Months Ended September 30,
	2004	2003
Net cash provided by operating activities	$82,469	$51,684
Net cash used in investing activities	(27,246)	(24,572)
Net cash used in financing activities	(10,180)	(29,819)

Net increase (decrease) in cash and cash equivalents	$45,043	$(2,707)

	September 30, 2004	December 31, 2003
Cash and cash equivalents	$56,990	$11,947
Long-term debt including current portion	655,888	655,902
Preferred stock	38,982	39,276
Available credit under senior credit agreement	72,188	75,000

     Gray and its subsidiaries file a consolidated federal income tax return and such state or local tax returns as are required. Although Gray expects to earn taxable operating income for the foreseeable future, it anticipates that through the use of its available loss carryforwards it will not pay significant amounts of federal or state income taxes in the next several years.

     Management believes that current cash balances, cash flows from operations and available funds under its senior credit facility will be adequate to provide for Gray’s capital expenditures, debt service, cash dividends and working capital requirements for the foreseeable future.

     Management does not believe that inflation in past years has had a significant impact on Gray’s results of operations nor is inflation expected to have a significant effect upon our business in the near future.

     Net cash provided by operating activities increased $30.8 million. The increase was due primarily to an increase in net income, deferred income taxes and changes in operating assets and liabilities.

     Net cash used in investing activities increased $2.7 million. The increase was due primarily to increase in purchase of property and equipment, partially offset by lower payments on acquisition related liabilities.

     Net cash used in financing activities decreased $19.6 million. The decrease was due primarily to a decrease in the amount used to purchase common stock in the current year as compared to that used to purchase common stock and warrants in the prior year. As of September 30, 2004, Gray had purchased 65,000 shares of its class A common stock for $711,755, 246,000 shares of its common stock for $3.0 million and 36 shares of its preferred stock for $360,000.

Digital Television Conversion

     The Federal Communications Commission (the “FCC”) required that all commercial stations begin broadcasting a digital signal. As of October 29, 2004, the Company was in compliance with the FCC’s digital broadcasting requirements at all of its stations.

     The Company paid approximately $1.6 million and $9.7 million for digital transmission equipment capital expenditures for the three months and nine months ending September 30, 2004, respectively. During the fourth quarter of 2004, the Company anticipates cash payments for total capital expenditures to be $6.5 million and of this amount $2.8 million are related to the digital conversion project.

Debt

     As of May 28, 2004, Gray amended its existing senior credit facility to reduce the interest rate by 0.5% on its currently outstanding $375 million term loan. The amendment also extended the final term loan maturity date six months to June 30, 2011. Under the amended agreement, Gray will pay interest only until March 31, 2005. Repayments of principal by Gray will be as follows (dollars in thousands):

Repayment Dates	Quarterly Principal Payments
March 31, 2005 through June 30, 2010	$938
September 30, 2010 and December 31, 2010	88,125
March 31, 2011 and June 30, 2011	89,062

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

Applicable Margin for Base	Applicable Margin for
Rate Advances	LIBOR Advances
1.0%	1.75%

     As of September 30, 2004, the balance outstanding and the balance available under Gray’s senior credit facility were $375.0 million and $72.2 million, respectively, and the interest rate on the balance outstanding was 3.37%. As of September 30, 2004, the Company’s Senior Subordinated Notes due 2011 (the “9¼% Notes”) had a balance outstanding of $279.0 million excluding unamortized discount of $1.0 million. Gray makes semiannual interest payments on the 9¼% Notes of $12.95 million on June 15th and December 15th. Interest payments on the senior credit facility are made on varying dates throughout the year.

Related Party Receivable

     Through a rights-sharing agreement with Host Communications, Inc. (“Host”), a wholly owned subsidiary of Bull Run Corporation, Gray participates jointly with Host in the marketing, selling and broadcasting of certain collegiate sporting events and in related programming, production and other associated activities related to the University of Kentucky. Certain executive officers and significant stockholders of Gray are also executive officers and significant stockholders of Bull Run Corporation.

     The agreement commenced April 1, 2000 and terminates on April 15, 2005. Gray shares with Host the profit or loss from these activities. As a result of the rights-sharing agreement, in certain circumstances, Gray can be called upon to advance payment directly to the respective collegiate institution for a portion of certain upfront rights fees. Gray is given credit for any such advance payments when determining its share of income or loss from these activities. During 2003, Gray paid $1.5 million under this provision. No similar payments have been made in 2004. As of September 30, 2004 and December 31, 2003, Gray had $1.6 million recorded as a related party receivable for payments made in 2003 and earlier years. As of December 31, 2003, the related party receivable was classified as other than current; however, it is classified as current as of September 30, 2004.

Commitment

     On October 12, 2004, the University of Kentucky jointly awarded a new sports marketing agreement to Gray and Host. The new agreement will commence on April 16, 2005 and has an initial term of seven years with the option to extend the license for three additional years. Aggregate license fees to be paid to the University of Kentucky over a full ten year term for the agreement will approximate $80.5 million. Gray and Host will share equally the cost of the license fees.

Other

     During the quarter ended September 30, 2004, Gray contributed $1.6 million to its pension plan. Gray does not expect to make any further contributions to its pension plan during 2004.

     On October 21, 2004, Gray announced that it had signed a definitive purchase agreement to acquire certain assets and assume certain liabilities of KKCO-TV from Eagle III Broadcasting, LLC for approximately $13.5 million plus fees. KKCO-TV, Channel 11 serves the Grand Junction, Colorado television market and is an NBC affiliate. Gray currently plans to use a portion of its cash on hand to fully fund this acquisition. The acquisition of KKCO-TV is currently expected to close during the first quarter of 2005. The KKCO-TV acquisition is subject to FCC approval.

Critical Accounting Policies

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make judgments and estimations that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Gray considers its accounting policies relating to intangible assets and income taxes to be critical policies that require judgments or estimations in their application where variances in those judgments or estimations could make a significant difference to future reported results. These critical accounting policies and estimates are more fully disclosed in Gray’s Annual Report on Form 10-K for the year ended December 31, 2003.

Cautionary Note Regarding Forward-Looking Statements

     This quarterly report on Form 10-Q contains “forward-looking statements.” When used in this report, the words “believes,” “expects,” “anticipates,” “should”, “estimates” and similar words and expressions are generally intended to identify forward-looking statements, but some of those statements may use other phrasing. Statements that describe Gray’s future strategic plans, goals or objectives are also forward-looking statements. Readers of this report are cautioned that any forward-looking statements, including those regarding the intent, belief or current expectations of Gray or management, are not guarantees of future performance, results or events and involve risks and uncertainties, and that actual results and events may differ materially from those in the forward-looking statements as a result of various factors including, but not limited to, (i) general economic conditions in the markets in which Gray operates, (ii) competitive pressures in the markets in which Gray operates, (iii) the effect of future legislation or regulatory changes on Gray’s operations and (iv) certain other risks relating to our business, including, our dependence on advertising revenues, our need to acquire non-network television programming, the impact of a loss of any of our FCC broadcast licenses, increased competition and capital costs relating to digital advanced television, pending litigation and our significant level of intangible assets, (v) our high debt levels, and (vi) other factors described from time to time in our SEC filings. The forward-looking statements included in this report are made only as of the date hereof. Gray disclaims any obligation to update such forward-looking statements to reflect subsequent events or circumstances, except as required by law.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

     Gray believes that the market risk of its financial instruments as of September 30, 2004 has not materially changed since December 31, 2003. The market risk profile on December 31, 2003 is disclosed in Gray’s Annual Report on Form 10-K for the year ended December 31, 2003.

Item 4. Controls and Procedures

     As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the CEO and the CFO have concluded that Gray’s disclosure controls and procedures are effective to ensure that information required to be disclosed by Gray in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and to ensure that such information is accumulated and communicated to Gray’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosures. There were no changes in Gray’s internal control over financial reporting identified in connection with this evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     The information contained in Note F — Contingencies of the Notes to Condensed Consolidated Financial Statements filed as part of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     Issuer Purchases of Equity Securities

     The following tables provide information about Gray’s repurchase of its common stock (ticker: GTN) and its class A common stock (ticker: GTN.A) during the quarter ended September 30, 2004.

Issuer Purchases of Common Stock and Class A Common Stock

					(d) Maximum
				(c) Total Number	Number of Shares
		(a) Total	(b)	of Shares	that May Yet Be
	NYSE	Number of	Average	Purchased as	Purchased Under
	Ticker	Shares	Price Paid	Part of Publicly	the Plans or
Period	Symbol	Purchased	per Share	Announced Plans	Programs (1)
July 1, 2004 through July 31, 2004:	GTN	-0-	$00.00	-0-
	GTN.A	-0-	$00.00	-0-	2,000,000
August 1, 2004 through August 31, 2004:	GTN	-0-	$00.00	-0-
	GTN.A	65,000	$10.90	65,000	1,935,000
September 1, 2004 through September 30, 2004:	GTN	246,000	$12.00	246,000
	GTN.A	-0-	$00.00	-0-	1,689,000

Total		311,000	$11.77	311,000	1,689,000

(1) On March 3, 2004, Gray’s Board of Directors authorized the repurchase of up to two million shares of Gray’s common stock or class A common stock. As of September 30, 2004, Gray could purchase 1,689,000 shares of either Gray common stock or Gray class A common stock under this authority. There is no expiration date for this repurchase plan.

Item 6. Exhibits

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

GRAY TELEVISION, INC.
(Registrant)

Date: November 4, 2004	By:	/s/ James C. Ryan

James C. Ryan,
Senior Vice President and Chief Financial Officer