Form 10-K
period 2004-12-31
GRAY TELEVISION INC
filed 2005-03-15
CIK 43196

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.

Commission File Number 1-13796

GRAY TELEVISION, INC.
(Exact Name of Registrant as Specified in Its Charter)

Georgia (State or Other Jurisdiction of Incorporation or Organization)	58-0285030 (I.R.S. Employer Identification No.)

4370 Peachtree Road, NE Atlanta, GA (Address of Principal Executive Offices)	30319 (Zip Code)

Registrant’s telephone number, including area code: (404) 504-9828

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Class A Common Stock (no par value) Common Stock (no par value)	Name of each exchange on which registered New York Stock Exchange New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: NONE
________________________________________

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

     The aggregate market value of the voting stock (based upon the closing sales price quoted on the New York Stock Exchange) held by non-affiliates as of June 30, 2004: Class A and Common Stock; no par value — $578,012,923.

     The number of shares outstanding of the registrant’s classes of common stock as of February 1, 2005: Class A Common Stock; no par value – 5,763,220 shares; Common Stock, no par value – 42,872,904 shares

     DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant’s definitive proxy statement for the annual meeting of shareholders to be filed with the Commission pursuant to Regulation 14A is incorporated by reference into Part III hereof.

Gray Television Inc.

INDEX

PART 1

Item 1. Business.

     In this Annual Report, unless otherwise indicated, the words “Gray,” ”Company,” “our,” “us” and “we” refer to Gray Television, Inc. and its subsidiaries. Our discussion of the television stations that we own and operate does not include our interest in the stations owned by Sarkes Tarzian, Inc., which we refer to as “Tarzian.”

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

General

     As of the filing date of the Annual Report, the Company owns 31 television stations serving 27 television markets. Sixteen of the stations are affiliated with CBS Inc., or “CBS,” eight are affiliated with the National Broadcasting Company, Inc., or “NBC” and seven are affiliated with the American Broadcasting Company, or “ABC.” The combined station group has 23 stations ranked #1 in local news audience and 22 stations ranked #1 in overall audience within their respective markets based on the results of the average of the Nielsen February, May, July and November 2004 ratings reports. The combined TV station group reaches approximately 5.5% of total U.S. TV households. In addition, with 16 CBS affiliated stations, the Company is the largest independent owner of CBS affiliates in the country.

     The Company also owns and operates five daily newspapers, four located in Georgia and one in Goshen, Indiana.

     In 1993, the Company implemented a strategy to foster growth through strategic acquisitions and certain select divestitures. Since January 1, 1994, the Company’s significant acquisitions have included 29 television stations, three newspapers and a paging business and the divestiture of two television stations. As a result of the Company’s acquisitions and in support of its growth strategy, the Company has added certain key members of management and has greatly expanded its operations in the television broadcasting and newspaper publishing businesses.

Acquisitions, Investments and Divestitures

2005 Acquisition

     On January 31, 2005, the Company announced that it had completed the acquisition of KKCO-TV from Eagle III Broadcasting, LLC for approximately $13.5 million plus fees. KKCO-TV, Channel 11 serves the Grand Junction, Colorado television market and is an NBC affiliate. The Company used a portion of its cash on hand to fully fund this acquisition.

2004 Purchase of Federal Communications Commission License

     On August 17, 2004, the Company completed the acquisition of a Federal Communications Commission (FCC) television license for WCAV-TV, Channel 19, in Charlottesville, Virginia from Charlottesville Broadcasting Corporation. Gray’s cost to acquire that FCC license was approximately $1 million. CBS, Inc. has agreed to a ten-year affiliation agreement to allow Gray to operate WCAV-TV as a CBS-affiliated station.

     Gray also has an FCC license to operate a low power television station, WVAW-TV, in the Charlottesville, Virginia television market. The American Broadcasting Company has agreed to an affiliation agreement expiring December 31, 2013 to allow Gray to operate WVAW-TV as an ABC affiliate.

     Both WCAV-TV and WVAW-TV began broadcasting in August 2004. Gray’s total cost to construct the combined broadcast facilities for both stations is currently estimated to be approximately $7.0 million. As of December 31, 2004 the majority of such construction costs had been incurred and paid.

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

Television Broadcasting

The Company’s Stations and their Markets

     As used in the table for the Company’s stations (i) “in-market share of households viewing television” represents the average percentage of the station’s audience as a percentage of all viewing by households of local commercial stations in the market from 6 a.m. to 2 a.m. Sunday through Saturday, as reported by Nielsen for November, July, May & February 2004; (ii) “station rank in DMA” is based on the average of Nielsen estimates for November, July, May & February 2004 for the period from 6 a.m. to 2 a.m. Sunday through Saturday; (iii)“station news rank in DMA” is based on management’s review of the Nielsen estimates for November, July, May & February 2004, (iv) estimates of population, average household income, effective buying income and retail business sales growth projections are as reported in the BIA Guide; and (v) television households are as reported by Nielsen for the 2004-2005 television season. Designated Market Area is defined herein as “DMA.”

     The following is a list of all our owned and operated television stations. In markets where we have satellite stations and stations that serve distant communities, the figures have been combined.

Broadcasting Summary

						FCC		Station		In Market
						License	Station	News	Commercial	Share of	Television
DMA			Analog	Affiliation		Expiration	Rank in	Rank in	Stations in	Household	Households (a)
Rank(a)	Market	Station	Channel	Network	Expiration	Date	DMA(b)	DMA(c)	DMA(d)	Viewing (b)	(in thousands)
59	Knoxville, TN	WVLT	8	CBS	12/31/14	08/01/05	2	2	5	23%	514

64	Lexington, KY	WKYT	27	CBS	12/31/14	08/01/05	1	1	4	36%	481

Note(f)	Hazard, KY	WYMT	57	CBS	12/31/14	08/01/05	1	1	1	30%	169

66	Wichita—Hutchinson, KS	KAKE	10	ABC	12/31/13	06/01/06	3	3	6	23%	446
	(Colby, KS)	KLBY (e)	4	ABC	12/31/13	06/01/06	3	3
	(Garden City, KS)	KUPK (e)	13	ABC	12/31/13	06/01/06	3	3

76	Omaha, NE	WOWT	6	NBC	01/01/12	06/01/06	1	1	5	33%	396

85	Madison, WI	WMTV	15	NBC	01/01/12	12/01/05	2	2	4	26%	364

92	Colorado Springs, CO	KKTV	10	CBS	12/31/14	04/01/06	1	1	5	34%	313

95	Waco-Temple-Bryan, TX	KWTX	10	CBS	12/31/14	08/01/06	1	1	5	44%	309
	(Bryan, TX)	KBTX (g)	3	CBS	12/31/14	08/01/06	1	1

103	Lincoln—Hastings	KOLN	10	CBS	12/31/14	06/01/06	1	1	5	53%	275
	Kearney, NE	KGIN (h)	11	CBS	12/31/14	06/01/06	1	1
	(Grand Island, NE)

105	Greenville—New Bern	WITN	7	NBC	01/01/12	12/01/04(k)	2	2	4	33%	270
	—Washington, NC

109	Tallahassee, FL—	WCTV	6	CBS	12/31/14	04/01/05(k)	1	1	4	58%	260
	Thomasville, GA

110	Lansing, MI	WILX	10	NBC	01/01/12	10/01/05	2	1	4	34%	259

114	Reno, NV	KOLO	8	ABC	12/31/13	10/01/06	1	1	5	30%	247

115	Augusta, GA	WRDW	12	CBS	12/31/14	04/01/05(k)	1	1	4	39%	247

127	La Crosse— Eau Claire, WI	WEAU	13	NBC	1/1/12	12/01/05	1	1	4	36%	206

133	Wausau—Rhinelander, WI	WSAW	7	CBS	12/31/14	12/01/05	1	1	4	43%	182

134	Rockford, IL	WIFR	23	CBS	12/31/14	12/01/05	2	2	4	30%	181

137	Topeka, KS	WIBW	13	CBS	12/31/14	06/01/06	1	1	4	50%	171

160	Panama City, FL	WJHG	7	NBC	1/1/12	02/01/05(k)	1	1	3	49%	135

161	Sherman,TX—Ada, OK	KXII	12	CBS	12/31/14	08/01/06	1	1	2	68%	124

172	Dothan, AL	WTVY	4	CBS	12/31/14	04/01/05(k)	1	1	3	73%	99

181	Harrisonburg, VA	WHSV	3	ABC	12/31/13	10/01/12	1	1	1	96%	86

182	Bowling Green, KY	WBKO	13	ABC	12/31/13	08/01/05	1	1	2	85%	81

184	Meridian, MS	WTOK	11	ABC	12/31/13	06/01/05	1	1	3	67%	72

185	Charlottesville, VA	WCAV	19	CBS	8/15/14	NA (m)	2	2	2	(l )	70
		WVAW(i)	27	ABC	12/31/13	10/01/12

187	Parkersburg, WV	WTAP	15	NBC	01/01/12	10/01/04(k)	1	1	1	96%	65

189	Grand Junction, CO	KKCO	11	NBC	7/30/06	04/01/06	1	1	4	37%	64

											6,086 (j)

(a)	Based on data published by Nielsen.

(b)	Based on the average of Nielsen data for November, July, May and February 2004 rating period, Sunday to Saturday, 6 a.m. to 2 a.m.

(c)	Except for WYMT, in market share data is based on our review of the Nielsen data for the November, July, May and February 2004 rating period during various news hours. For WYMT, in market share data is based on our review of the Nielsen data for the November, May and February 2004 rating period during various news hours. WYMT does not receive data for the July period.

(d)	We have included only stations that BIA has reported at one share or more in three of the four most recent rating periods. The Company considers WYMT’s service area as a separate television market (see Note f below) and does not include the station in the reported number of commercial television stations in the Lexington, KY DMA.

(e)	KLBY and KUPK are satellite stations of KAKE under FCC rules.

(f)	Special 16 county trading area as defined by Nielsen and is part of the Lexington, KY DMA.

(g)	KBTX is a satellite station of KWTX under FCC rules.

(h)	KGIN is a satellite station of KOLN under FCC rules.

(i)	WCAV/WVAW began broadcasting in August 2004. Currently, there is no ranking data available.

(j)	Approximately 5% of all US television households.

(k)	License renewal application has been filed with the Federal Communication Commission (the “FCC”) and renewal is pending. As of the date of filing this Annual Report, the Company anticipates that all pending applications will be renewed in due course.

(l)	Data not yet available due to the station only beginning operations in the fourth quarter of 2004.

(m)	Original license application pending with the Federal Communications Commission. If license is granted as expected, the expiration date of the license is expected to be October 1, 2012.

     The percentage of the Company’s total revenues contributed by the Company’s television broadcasting segment was approximately 85%, 82%, and 74% for the years ended December 31, 2004, 2003 and 2002, respectively.

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

     In accordance with the Financial Accounting Standards Board’s Statement No. 63, Financial Reporting by Broadcasters, the Company does not account for barter revenue and related barter expense generated from network programming. The            Company does not account for barter revenue and related barter expense generated from syndicated programming. Management of the Company believes that barter revenue and related expense generated from syndicated programming is immaterial. Furthermore, any such barter revenue recognized would then require the recognition of an equal amount of barter expense. The recognition of these amounts would have no effect upon net income.

Seasonality

     Broadcast advertising revenues are generally highest in the second and fourth quarters each year, due in part to increases in consumer advertising in the spring and retail advertising in the period leading up to and including the holiday season. In addition, broadcast advertising revenues are generally higher during even numbered years due to spending by political candidates, which spending typically is heaviest during the fourth quarter. The Company has received significant political advertising revenue during the current year.

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

Newspaper Publishing

     At December 31, 2004, the Company owned and operated five daily newspapers located in Georgia and Indiana. The percentage of total Company revenues contributed by the newspaper publishing segment was approximately 13%, 15% and 22% for each of the years ended December 31, 2004, 2003 and 2002, respectively.

The Albany Herald

     The Albany Herald newspaper is located in Albany, Georgia and is published seven days a week to serve southwest Georgia. The Albany Herald’s circulation approximates 26,000 daily subscribers and 28,000 Sunday subscribers. The Albany Herald also produces a weekly advertising shopper and other niche publications.

Gwinnett Daily Post and Rockdale Citizen/Newton Citizen

     The Gwinnett Daily Post and Rockdale Citizen/Newton Citizen are newspapers that serve communities in the metro Atlanta, Georgia area with complete local news, sports and lifestyles coverage together with national stories that directly impact their local communities.

     The Gwinnett Daily Post is published Tuesday through Sunday and has a circulation of approximately 62,000 daily subscribers and 103,000 Sunday subscribers. The Gwinnett Daily Post is located northeast of Atlanta, Georgia in Gwinnett County, which has an estimated population of approximately 650,000. Since the purchase of the Gwinnett Daily Post in 1995, the frequency of publication has increased from three to six days per week and circulation has grown from 13,000 to 62,000 weekday subscribers.

     Rockdale Citizen/Newton Citizen is published seven days per week with a circulation of approximately 8,000 daily subscribers and 14,000 Sunday subscribers. In 2000, the Company began publication of the Newton Citizen for distribution into neighboring Newton County. The Rockdale Citizen is located in Conyers, Georgia, the county seat of Rockdale County, which is 19 miles east of downtown Atlanta. Rockdale County and Newton County’s combined population is estimated to be approximately 132,000.

The Goshen News

     The Goshen News is published seven days a week with a circulation of 16,000 and serves Goshen, Indiana and surrounding areas. The Goshen News also produces a weekly advertising shopper. Since the Company acquired The Goshen News in 1999, it has added a Sunday edition.

Industry Background

     Newspaper publishing is the oldest segment of the media industry and, as a result of the focus on local news, newspapers in general remain an important media for local advertising. Newspaper advertising revenues are cyclical and have generally been affected by changes in national and regional economic conditions. Financial instability in the retail industry, including bankruptcies of larger retailers and consolidations among large retail chains can result in reduced retail advertising expenditures. Classified advertising, which makes up approximately one-third of newspaper advertising expenditures, can be affected by an economic slowdown and its effect on employment, real estate transactions and automotive sales. However, growth in housing starts (the number of residential building projects beginning in a specific period of time) and automotive sales, although cyclical in nature, generally provide continued growth in newspaper advertising expenditures. While the newspaper publishing industry is impacted by the economic cycles, it is not generally affected by the cyclical nature of political advertising revenue.

Pagers and Wireless Services

The Paging Business

     The paging business, acquired by the Company in September 1996, is based in Tallahassee, Florida and operates in Georgia, Alabama and Florida. In 2004, the Company’s paging operations had approximately 41,000 units in service compared to approximately 53,000 units in service in 2003. The percentage of total Company revenues contributed by the paging segment was approximately 2%, 3% and 4% for the years ended December 31, 2004, 2003 and 2002, respectively.

Additional Information on Business Segments

     Reference is made to Note L. “Information on Business Segments” to the Company’s audited consolidated financial statements included elsewhere herein for additional financial and other information regarding business segments.

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

Newspaper Industry

     The Company’s newspapers compete for advertisers with a number of other media outlets, including magazines, radio, television and the internet, as well as other newspapers, which also compete for readers with the Company’s publications. As a result, newspaper circulation has declined in recent years. One of the Company’s newspaper competitors is significantly larger than the Company and operates in two of its newspaper markets. The Company differentiates its publications from the other newspaper by focusing on local news and local sports coverage in order to compete with its larger competitor. The Company clearly identifies the markets it wishes to target and seeks to become the primary source for local news and advertising information within those markets.

Paging Industry

     The paging industry is highly competitive. Companies in the industry compete on the basis of price, coverage area offered to subscribers, available services offered in addition to basic numeric or tone paging, transmission quality, system reliability and customer service. The Company’s paging services also compete with other wireless communications services such as cellular service. The Company competes by maintaining competitive pricing of its product and service offerings, by providing quality, reliable transmission networks and by furnishing subscribers a superior level of customer service. However, due to increased competition the number of units in service has decreased over the last several years. The Company has also begun reselling cellular telephones and cellular services.

Federal Regulation of the Company’s Business

Television Broadcasting

     FCC Regulation. Television broadcasting is subject to the jurisdiction of the FCC under the Communications Act of 1934 (the “Communications Act”), as amended by, among other statutes, the Telecommunications Act of 1996 (the “Telecommunications Act”). The Communications Act prohibits the operation of television broadcasting stations except under a license issued by the FCC and empowers the FCC, among other things, to issue, revoke and modify broadcasting licenses, determine the locations of stations, regulate the equipment used by stations, adopt regulations to carry out the provisions of the Communications Act and impose penalties for violation of such regulations. The Communications Act prohibits the assignment of a license or the transfer of control of a licensee without prior approval of the FCC.

     License Grant and Renewal. Television broadcasting licenses generally are granted or renewed for a period of eight years, but may be renewed for a shorter period upon a finding by the FCC that the “public interest, convenience, and necessity” would be served thereby. Broadcast licenses are of paramount importance to the Company’s Television Broadcasting segment. The Communications Act requires a broadcast license to be renewed if the FCC finds that: (i) the station has served the public interest, convenience and necessity; (ii) there have been no serious violations of either the Communications Act or the FCC’s rules and regulations by the licensee; and (iii) there have been no other violations which, taken together, would constitute a pattern of abuse. At the time an application is made for renewal of a television license, parties in interest may file petitions to deny, and such parties, including members of the public, may comment upon the service the station has provided during the preceding license term and urge denial of the application. If the FCC finds that the licensee has failed to meet the above-mentioned requirements, it could deny the renewal application or grant a conditional approval, including renewal for a lesser term. The FCC will not consider competing applications contemporaneously with a renewal application. Only after denying a renewal application can the FCC accept and consider competing applications for the license. Although in substantially all cases broadcast licenses are renewed by the FCC even when petitions to deny are filed against broadcast license renewal applications, there can be no assurance that the Company’s stations’ licenses will be renewed. The Company is not aware of any facts or circumstances that could prevent the renewal of the licenses for its stations at the end of their respective license terms. See the dates through which the current licenses are effective in the Broadcasting Summary table included on page 5 of this Annual Report.

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

     The FCC completed a comprehensive review of its ownership rules in 2003, significantly relaxing restrictions on the common ownership of television stations, radio stations and daily newspapers within the same local market. However, the new rules have yet to take effect due to legal challenges. The outcome of litigation and legislative efforts and the ultimate landscape of FCC ownership regulation are in flux and may not be resolved for some time.

     Specifically, on June 24, 2004, a three-judge panel of the United States Court of Appeals for the Third Circuit released a split decision rejecting much of the Commission’s 2003 decision on media ownership regulations. While affirming the FCC in certain respects, the Third Circuit found fault with the Commission’s proposed new limits on media combinations, remanded them to the agency for further proceedings and extended a stay on the implementation of the new rules that it had imposed in September 2003. As a result, the restrictions that were in place prior to the FCC’s 2003 decision generally continue to govern media transactions, pending completion of the agency proceedings on remand and/or further judicial review.

     The discussion below reviews the changes contemplated in the FCC’s 2003 decision and the Third Circuit’s response to the revised ownership regulations that the Commission adopted.

     Local TV Ownership Rule: In its 2003 decision, the FCC relaxed the local television ownership regulation by eliminating its “eight voices” test, which barred co-ownership of two TV stations in a local market unless at least eight independently owned, full-power television stations, or “voices,” remained. The modified rule would have permitted a company to own two commercial television facilities (a “duopoly”) in any market with at least five such stations. In the largest markets—those with at least 18 television stations—a company would, for the first time, be permitted to own three TV stations. So-called “triopolies” would be available only in a handful of the nation’s largest markets. Under the new rules, both duopolies and triopolies would be subject to the agency’s “top four” limitation, meaning that no more than one of the co-owned stations may be ranked among the top four in audience ratings. The new rule would allow parties to seek waivers of the ‘top four” restriction in markets with 11 or fewer stations.

     The Third Circuit upheld the FCC’s decision to retain a prohibition of common ownership of more than one top-four ranked station in a given market. However, the Court remanded for further consideration the other numerical limits applicable to same-market TV station combinations, and the “eight voices” requirement of the pre-2003 rules therefore remains in effect.

     Cross-Media Limits: The newspaper/broadcast cross-ownership rule, originally adopted in 1975, generally prohibited one entity from owning both a commercial broadcast station and a daily newspaper in the same community. The old radio/television cross-ownership rule allowed a party to own one TV station (or two, if permitted under the television duopoly rule) and a varying number of radio stations within a single market, depending on the number of independently owned media voices that would remain post combination. The cross-media limits (“CMLs”) adopted in the Commission’s 2003 decision would supplant both rules with three different categories of restrictions based on the number of commercial and noncommercial television stations in the relevant locale. First, in markets with three or fewer TV stations, the FCC would not permit any cross-ownership among TV stations, radio stations, and daily newspapers. Second, in markets with between four and eight TV stations, the agency would permit one of the following three combinations:

•	one or more daily newspaper(s), one TV station, and up to 50 percent of the radio stations that would be permissible under the FCC’s separate local radio ownership limits for that community; or

•	one or more daily newspaper(s), and as many radio stations as can be owned pursuant to the local radio ownership limits; or

•	two TV stations (so long as ownership would be permissible under the duopoly rule) and as many radio stations as the local radio ownership limits permit, but no daily newspapers.

Third, in local markets with nine or more TV stations, the Commission would allow any newspaper and broadcast cross-media combinations, so long as they comply with the local TV ownership rule and local radio ownership rule.

     Although the Third Circuit determined that the Commission’s decision to eliminate its outright ban on newspaper/broadcast cross-ownership was justified, the court also found that the new CMLs adopted by the agency were inconsistent and based on irrational assumptions. The CMLs consequently were remanded to the Commission for further consideration, and the former radio/TV cross-ownership limits as well as the newspaper/broadcast cross-ownership ban were left in place in the meantime.

     National Television Station Ownership Rule: In its 2003 decision, the FCC raised the national TV ownership cap—the percentage of national U.S. households that a single owner can reach through commonly owned television stations—from 35 percent to 45 percent. In that same decision, the Commission decided to retain the 50 percent “discount” that it currently grants to ultra-high frequency (“UHF”) stations, finding that the discount continues to be necessary to promote entry and competition among broadcast networks.

     This rule change sparked considerable controversy in Congress, eventually leading lawmakers to include a new limitation in an appropriations bill. On January 22, 2004, President Bush signed into law the Consolidated Appropriations Act of 2004. Section 629 of that legislation set the national TV ownership cap at 39 percent. In light of lawmakers’ decision to set the limit statutorily, the Third Circuit ruled that challenges before it to the national television ownership cap were moot. The court also declared that the legislative rider mooted questions about the UHF discount, which had been challenged by several parties.

     Attribution Rules. Under the FCC’s ownership rules, a direct or indirect purchaser of certain types of securities of the Company could violate FCC regulations if that purchaser owned or acquired an “attributable” interest in other media properties in the same areas as stations owned by the Company or in a manner otherwise prohibited by the FCC. Pursuant to FCC rules adopted in August 1999, as modified slightly on January 2001, the following relationships and interests generally are considered attributable for purposes of the agency’s broadcast ownership restrictions:

•	All officers and directors of a licensee and its direct or indirect parent(s);

•	Voting stock interests of at least five percent;

•	Stock interests of at least 20 percent, if the holder is a passive institutional investor (investment companies, banks, insurance companies);

•	Any equity interest in a limited partnership or limited liability company, unless properly “insulated” from management activities; and

•	Equity and/or debt interests which in the aggregate exceed 33 percent of a licensee’s total assets, if the interest holder supplies more than 15 percent of the station’s total weekly programming, or is a same-market broadcast company or newspaper.

•	Time brokerage of a broadcast station by a same-market broadcast company or newspaper.

•	Same market radio joint sales agreements (in addition, the Commission is considering making same-market television joint sales agreements attributable.)

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

     Programming and Operations. The FCC significantly reduced its regulation of the programming and other operations of broadcast stations a number of years ago, including elimination of formal ascertainment requirements and guidelines concerning the amounts of some types of programming and commercial matter that may be broadcast. There are, however, FCC rules and policies, and rules and policies of other federal agencies, that regulate matters such as network/affiliate relations, political advertising practices, obscene and indecent programming, accessibility of television programming to audience members who are visually or hearing disabled, children’s programming, employment practices, and other areas affecting the business or operations of broadcast stations.

     The Children’s Television Act of 1990 limits the permissible amount of commercial matter in children’s television programs and requires each television station to present educational and informational children’s programming. The FCC subsequently adopted stricter children’s programming requirements, including a requirement that television broadcasters provide a minimum of three hours of children’s educational programming per week. In addition, in September 2004, the FCC issued the first in what may be a series of “public interest” mandates relating to the implementation of digital television service (“DTV”) (which is discussed in detail below). Among other things, the Commission determined that the amount of children’s educational programming it would require a DTV broadcaster to air will increase proportionally with the number of free video programming streams broadcast simultaneously (or

“multicast”) by the broadcaster. In addition, the FCC extended its existing limits on the duration and content of commercials aired during children’s programming to digital programming. The agency also established new restraints designed to address excessive “commercialization” of children’s fare on both analog and digital programming, including a ban on the airing of Internet addresses to web pages containing commercial content.

     In August 2003, FCC Chairman Michael Powell announced the opening of a proceeding to seek comment on a wide range of measures aimed at promoting “localism” in broadcasting. This initiative has resulted in the creation of a Localism Task Force to conduct studies to measure localism, organize a series of public hearings on localism around the country and offer recommendations to both the agency and Congress on how to promote localism in television and radio. In July 2004, the Commission released a wide-ranging Notice of Inquiry into broadcasters’ localism practices. The NOI asks whether additional regulation is necessary to ensure that licensees satisfy the programming needs and interests of their local audiences. Among other things, the Commission suggests imposing minimum requirements for the amount of time dedicated to local and national political programming. This proceeding remains pending, and the Company cannot predict its outcome.

     The FCC recently has also stepped up its enforcement with respect to broadcast indecency issues. In doing so, the Commission has explicitly stated its willingness to find licensees liable for repeated violations during a single program (which can lead to significantly increased fines) and issued warnings about possible license revocation proceedings for serious violations. The agency brought several significant indecency enforcement actions in 2004 and proposed a new rule requiring broadcasters to retain copies of their programming for a limited time, purportedly to facilitate investigation into and prosecution of indecency violations. That proposal remains pending.

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

     Cable and Satellite Transmission of Local Television Signals. The FCC has adopted various regulations to implement provisions of the Cable Television Consumer Protection and Competition Act of 1992, as amended by the 1996 Act, governing the relationship between broadcasters and cable operators. Among other matters, these regulations require cable systems to devote a specified portion of their channel capacity to the carriage of the signals of local television stations and permit TV stations to elect between “must carry rights” or a right to restrict or prevent cable systems from carrying the station’s signal without the station’s permission (“retransmission consent”). The Communications Act and FCC regulations also contain measures to facilitate competition among cable systems, telephone companies and other systems in the distribution of TV signals, video programming and other services. Each of the Company’s stations has elected “must carry” status on certain cable systems in its DMA. On other cable systems, the Company’s stations have entered into retransmission consent agreements. These elections and agreements will entitle the Company’s stations to carriage on those systems until at least December 31, 2005.

     In November 1999, Congress enacted the Satellite Home Viewer Improvement Act of 1999 (“SHVIA”), which established a copyright licensing system for limited distribution of television programming to DBS viewers and directed the FCC to initiate rulemaking proceedings to implement the new system. SHVIA also extended the current system of satellite distribution of distant network signals to unserved households (i.e., those that do not receive a Grade B signal from a local network affiliate).

     As part of the rulemakings required under SHVIA, the FCC established a market-specific requirement for mandatory carriage of local television stations. Similar to the obligations applicable to cable systems, the rules require satellite operators to carry all local broadcast signals in those markets in which they choose to provide any local signal, beginning January 1, 2002. Stations in affected markets were required to select either must carry or retransmission consent rights by July 1, 2001. This election is effective from January 1, 2002 to December 31, 2005. Further, under SHVIA, those broadcasters selecting retransmission consent (as opposed to must carry rights) originally were required to meet certain “good faith” requirements in negotiating for carriage rights until 2006.

     With SHVIA set to expire on December 31, 2004, Congress recently passed the Satellite Home Viewer Extension and Reauthorization Act of 2004 (“SHVERA”), which extends the compulsory copyright license for carriage of distant signals through December 31, 2009 and addresses a variety of other issues related to the carriage of broadcast television signals on DBS systems. Specifically, SHVERA requires satellite carriers to phase out the carriage of distant signals in markets where they carry local broadcast signals. The new statute also permits satellite carriers to deliver the distant signal of a network station to consumers in unserved digital households (also referred to as “digital white areas”), but only if the local station affiliated with that network misses the FCC’s deadlines for increasing its digital signal power (also discussed below). In addition, the law extends to DBS operators the obligation to negotiate in good faith with respect to retransmission consent arrangements. Previously, only broadcasters were subject to the good faith requirement, which was scheduled to sunset on December 31, 2005 but will now sunset on December 31, 2009. The Company cannot predict the impact of DBS service upon the Company’s business. It has, however, entered a retransmission consent agreement with EchoStar and DirectTV for the retransmission of its television stations’ signals into the local markets that they serve.

     Digital Television Service. In April 1997, the FCC adopted rules for implementing DTV service in the United States, which will improve the technical quality of television signals received by viewers and give television broadcasters the ability to provide new services, including high-definition television.

     On April 3, 1997, all broadcasters holding a license or construction permit for a full-power television station were assigned a second channel in order to provide either separate DTV programming or a simulcast of their analog programming. These second channels were assigned for an eight-year transition period scheduled to end in 2006. Stations were required to construct their DTV facilities and be on the air with a digital signal according to a schedule set by the FCC based on the type of station and the size of the market in which it is located. Generally, under current FCC rules each of the Company’s stations was required to construct DTV facilities and commence operations by May 2002. Except as noted below, all other commercial broadcasters were required to follow suit by May 1, 2002. As of the date of filing this Annual Report, the Company was in compliance with the FCC’s digital broadcasting requirements at all of its stations.

     At the end of the DTV transition period, analog television transmissions will cease and DTV channels will be reassigned to a smaller segment of the broadcasting spectrum comprising channels 2-51. Although the FCC has targeted December 31, 2006 as the date by which all television broadcasters must return their analog licenses, the Balanced Budget Act of 1997 allows broadcasters to maintain both their analog and digital licenses in a market until at least 85 percent of the television households in that market can receive a digital signal. In 2004, the agency’s Media Bureau proposed a plan (dubbed the “Ferree Plan” after FCC Media Bureau Chief Ken Ferree) that would allow the 85 percent threshold to be met nationwide on January 1, 2009. In addition, there have been legislative proposals designed to speed up the end of the transition. The Company cannot predict the outcome of either the Commission’s or the legislative proposals.

     When the FCC adopted service rules for the digital television transition, it stated that it would periodically review the transition’s progress. In its first review, completed in 2001, the Commission decided to permit broadcasters to construct initial minimal DTV facilities (i.e., facilities that cover only their cities of license) while retaining interference protection for their allotted and maximized facilities.

     In September 2004, the FCC issued a decision in its second periodic review of the DTV transition, in which it revisited several of the issues addressed in 2001 and considered a number of new matters. Among other things, the decision:

•	Set deadlines by which broadcasters operating with minimal (e.g., reduced power) DTV facilities must either provide DTV service to their full authorized coverage areas or else lose interference protection to the unserved areas. For top 4 network affiliated stations in the top 100 markets, the deadline is July 1, 2005; for all remaining commercial and non-commercial stations, the deadline is July 1, 2006.

•	Established a multi-step process by which broadcasters may select their post-transition DTV channel within the core DTV spectrum (Channels 2-51); this process began in November 2004, with a goal of having all channel assignments finalized by the end of 2006.

     The FCC will continue to review the progress of DTV periodically and make adjustments to the transition schedule, as necessary.

     The FCC also is considering whether and how to extend cable systems’ obligations for mandatory carriage of broadcast stations’ DTV channels. In January 2001, the FCC issued a preliminary decision regarding the carriage (“must carry”) rights of digital television broadcasters on local cable and certain DBS systems. Although the FCC deferred making a decision as to whether broadcasters are entitled to simultaneous carriage of both their digital and analog signals during the transition to DTV, the FCC did determine the following:

•	Digital-only television stations may immediately assert carriage rights on local cable systems;

•	Television stations that return their analog spectrum and convert to digital operations are entitled to must carry rights; and

•	A digital-only station asserting must carry rights is entitled only to carriage of a single programming stream and other “program-related” content, regardless of the number of programs it multicasts on its digital spectrum. [1]

     Several parties filed petitions for reconsideration of various parts of the FCC’s DTV must carry decision. Those petitions remain pending before the Commission and the Company cannot predict what changes, if any, the FCC will make to its DTV must carry rules on reconsideration.

     In addition, because it determined that the lack of DTV receiver capability in television sets was delaying the transition, the FCC issued a decision in August 2003 adopting a plan to phase in the inclusion of digital tuning and decoding devices in television sets. Specifically, the decision requires all new television sets with screens 13 inches and larger and all TV interface devices (VCRs, etc.) to include the capability of tuning and decoding over-the-air digital signals by 2007.

     Another major concern for the DTV transition involves the technical standards needed to ensure that digital television sets can connect to cable systems. On September 10, 2003, the FCC adopted “plug-and-

[1]	In its September 2004 decision, the Commission also eliminated a requirement that broadcasters simulcast a certain percentage of the video programming of their analog channel on their DTV channel. The FCC noted, however, that it will continue to monitor the transition’s progress and, if necessary, re-impose the requirement at a later date.

play” rules for cable adaptability. Under these rules, consumers will be able to plug their cable directly into their digital televisions, without the need for a set-top box. These rules cover one-way programming only; the cable and electronics industries are working toward an agreement on two-way “plug-and-play” standards that would eliminate the need for set-top boxes for advanced services such as video on demand, impulse pay-per-view and cable operator-enhanced electronic programming guides. The Company cannot predict the outcome of those negotiations.

     The FCC also has issued a decision regarding the protection of over-the-air digital broadcasts from unauthorized copying and distribution. Specifically, on November 4, 2003, the Commission adopted anti-piracy protection for digital television in the form of a “broadcast flag.” A broadcast flag is a digital code that can be embedded into a digital broadcasting stream. This will allow a broadcaster, at its discretion, to prevent mass distribution of its digital signal over the Internet, without affecting consumers’ ability to make digital copies. Digital television equipment must comply with the FCC’s broadcast flag requirements by July 1, 2005.

     Additionally, the FCC recently adopted rules and procedures to facilitate the digital conversion of Low Power Television (“LPTV”) stations, TV translator stations and TV booster stations. Under these rules, existing, LPTV and TV translator stations may convert to digital operations on their current channels. Alternatively, LPTV and translator licenses may seek a digital “companion” channel for their analog station operations. At a later date, the FCC will determine the date by which those stations obtaining a digital companion channel must surrender one of their channels.

     Broadcasters are permitted either to use their digital spectrum to provide a single HDTV signal or to multicast several program streams in lower resolution formats, known as standard definition television (“SDTV”). Broadcasters also may use some of their digital spectrum to provide non-broadcast “ancillary” services—such as subscription video, data transfer or audio signals—provided such services do not interfere with the mandatory free digital broadcasts. Stations using their DTV spectrum for subscription services must pay the government a fee of 5 percent of gross revenues received from such use of the digital spectrum. Because of the flexibility of the U.S. digital system, moreover, licensees are able to shift between different quality services (including data) in different time periods.

     Moreover, broadcasters currently are not required to provide a minimum amount of HDTV programming. Thus, licensees may use their digital channels according to their best business judgment, provided they continue to offer at least one free programming service with a resolution comparable to or better than today’s service. Network-affiliated DTV broadcasters in the top 30 television markets must broadcast a DTV signal at any time they broadcast an analog signal. All other stations currently must air a DTV signal for an amount of time equivalent to 75 percent of the time they provide an analog signal, increasing to 100 percent on April 1, 2005. The DTV signal must always be in operation during prime time hours.

     In addition, as discussed above, in September 2004, the FCC issued an order specifically addressing the children’s programming obligations of DTV broadcast licensees. Still under consideration in a proceeding initially launched during the Clinton Administration are such issues as whether a licensee’s public interest obligations attach to the DTV channel as a whole or to each program stream offered by the licensee; whether broadcasters should be required to report their public interest programming and activities on a quarterly basis; whether the Commission should establish more specific minimum public interest requirements for broadcasters; and how broadcasters could improve candidate access to television. Also under consideration is the extent to which DTV broadcasters should be required to participate in the Emergency Alert System. The Company cannot predict the outcomes of these proceedings.

Paging

     Federal Regulation. The Company’s paging operations, acquired by the Company in September 1996, are subject to regulation by the FCC under the Communications Act. The FCC has issued the Company licenses to use the radio frequencies necessary to conduct its paging operations.

     License Grant and Renewal. The FCC paging licenses issued to the Company are for varying terms of up to 10 years, at the end of which license renewal applications must be granted by the FCC. The Company holds various FCC radio licenses that are used in connection with its paging operations. These licenses are issued in the Paging and Radiotelephone Service and the Commercial Conventional Industrial/Business Pool Service. The Company’s various paging licenses that are issued in the Commercial Conventional Industrial/Business Pool Service will expire during calendar years 2007, 2009 and 2010, while the Company’s various paging licenses issued in the Paging and Radiotelephone Service will expire during calendar year 2009. Licensees in the paging services normally enjoy a license renewal expectancy and the vast majority of license renewal applications are granted in the normal course. Although the Company is unaware of any circumstances that would prevent the grant of renewal applications, no assurance can be given that any of the Company’s paging licenses will be free of competing applications or will be renewed by the FCC. Furthermore, the FCC has the authority to restrict the operations of licensed facilities or to revoke or modify licenses. None of the Company’s licenses has ever been revoked or modified involuntarily.

Employees

     As of January 31, 2005, the Company had 2,228 full-time employees, of which 1,822 were employees of the Company’s broadcast operations, 326 were employees of the Company’s publishing operations, 56 were employees of the Company’s paging operations and 24 were corporate and administrative personnel. The Company has 171 full time employees and 35 part time employees that are represented by unions. The Company believes that its relations with its employees are satisfactory.

Available Information

     The Company’s Internet address is http://www.graytvinc.com. We make the following reports filed by the Company with the Securities and Exchange Commission (the “SEC”) available, free of charge, on our website under the heading “SEC Filings”:

•	Annual Reports on Form 10-K;

•	Quarterly Reports on Form 10-Q;

•	Current Reports on Form 8-K;

•	Initial Statements of Beneficial Ownership of Securities on Form 3;

•	Statements of Changes in Beneficial Ownership on Form 4;

•	Annual Statements of Beneficial Ownership of Ownership on Form 5; and

•	Amendments to the foregoing reports filed or furnished pursuant to Section 13 (a) or 15 (d) of the Exchange Act.

     These filings are also available at the SEC’s website located at http://www.sec.gov. The public may read and copy any materials filed with the SEC at the SEC’s public reference room at 450 Fifth Street, N.W., Washington, DC 20549. The public may obtain information on the Company from the SEC’s public reference room by calling the SEC at 1-800-SEC-0330.

     The foregoing reports are made available on the Company’s website as soon as practicable after they are filed with, or furnished to, the SEC. The information found on our web site is not part of this or any other report we file with or furnish to the SEC.

     The Company has adopted a Code of Ethics that applies to all of its directors, executive officers and employees. The Code is available on the Company’s website at http://www.graytvinc.com under the heading of Corporate Governance. If any waivers of the Code are granted, the waivers will be disclosed in a SEC filing on Form 8-K. The Company has also filed the Code as an exhibit to the Annual Report filed on Form 10-K for the year ended December 31, 2004 and is incorporated by reference to this report.

     The Company’s website also includes the Company’s Corporate Governance Principles, as well as the Charter of the Audit Committee, the Nominating and Corporate Governance Committee and the Compensation Committee.

     All such information is also available to any shareholder upon request by telephone at (229) 888-9378.

Item 2. Properties.

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

     The following table sets forth certain information regarding the Company’s properties as of December 31, 2004.

     (See property table starting at the top of the following page, the remainder of this page is intentionally left blank.)

Television Broadcasting

		Approximate	Height(ft.)/	Lease
	Owned or	Size	Analog	Expiration
Market Area, Station and Use	Leased	(sq. ft.)(a)	Power	Date
Knoxville, Tennessee, WVLT
Office and studio	Owned	18,000		—
Transmission tower site	Leased	Tower space	1,078/316 kw	6/2028
Lexington, Kentucky, WKYT
Office and studio	Owned	34,500
Transmission tower site	Owned		1,023/—	—
Hazard, Kentucky, WYMT
Office and studio	Owned	21,200	—	—
Transmission tower site	Leased		1,029/263 kw	06/2005
Transmitter buildings and improvements	Owned	816 and 864		—
Waco, Texas, KWTX
Office and studio	Owned	34,000	—	—
Moody, Texas, KWTX
Transmission tower site	Owned	856	1,679/209 kw	—
Killeen, Texas, KWTX
Office Space	Leased	3,000		07/2006
Tower Relay	Owned		109	—
Bryan, Texas, KBTX
Office and studio	Owned	7,000	374	—
Grimes County, Texas, KBTX
Transmission tower site	Leased	1,300	1,705/70 kw	03/2023
Calvert, Texas, KBTX
Transmission Tower	Owned	80 and 96	252
Falls County, Texas, KBTX
Transmission Tower	Owned	128	200
Beaver Crossing, Nebraska, KOLN
Transmission tower site	Owned	120 acres	1,500/302 kw	—
Lincoln, Nebraska, KOLN
Office and studio	Owned	28,044	400
Grand Island, Nebraska, KGIN
Office and studio	Leased	3,616	—	12/2008
Washington, North Carolina, WITN
Office and studio	Owned	19,600	198	—
Greenville, North Carolina, WITN
Office and studio	Leased	2,822	—	11/2005
Grifton, North Carolina, WITN
Transmitter building	Owned	4,190	2,000	—
Transmission tower site	Leased	9 acres	316 kw	01/2029
Tallahassee, Florida, WCTV
Office and studio	Owned	20,000		—
Transmission tower site	Leased	37 acres	310	12/2014
Metcalf, Georgia, WCTV
Transmission tower site	Owned	182 acres	2,000/100 kw	—
North Augusta, South Carolina, WRDW
Office and studio	Owned	17,000	501/20 kw	—

		Approximate	Height(ft.)/	Lease
	Owned or	Size	Analog	Expiration
Market Area, Station and Use	Leased	(sq. ft.)(a)	Power	Date
Beech Island, South Carolina, WRDW
Transmission tower site	Owned	143 acres	1,454/346 kw	—
			1,591/316 kw
Eau Claire, Wisconsin, WEAU
Office and studio	Owned	16,116	1,000	—
Township of Fairchild, Wisconsin, WEAU	Owned
Transmitter building and transmission site	With easement	2,304	2,000/316 kw
Panama City, Florida, WJHG
Office and studio	Owned	14,000	400	—
Youngstown, Florida, WJHG
Transmission tower site	Owned	17 acres	808/316 kw	—
Sherman, Texas, KXII
Office and studio	Owned	12,813	202	—
Madill, Oklahoma, KXII
Transmission tower site	Owned	1,200	1,694/316 kw	—
Ardmore, Oklahoma, KXII
Studio and offices	Owned	3,000	60
Paris, Texas, KXII
Translator Tower	Owned	60	300/10 kw	—
Wichita-Hutchinson, Kansas, KAKE-TV
Office and Studio	Owned	46,762	—	—
Tower/Transmitter site	Owned	2,176	1,079/316 kw	—
Colby, Kansas, KLBY-TV
Tower/Transmitter site	Leased	1,000	768/100 kw	04/2007
Garden City, Kansas, KUPK-TV
Office and Studio	Owned	1,831	—	—
Tower/Transmitter site	Owned	4,655	880/224 kw	—
Omaha, Nebraska, WOWT-TV
Office and Studio	Owned	58,829	528/100 kw	—
Tower/Transmitter site	Owned	2,500	1,342/100 kw	—
Madison, Wisconsin, WMTV-TV
Office and Studio	Owned	16,485(b)	—	—
Tower	Leased		1299/891 kw	5/2103
Transmitter site	Owned			—
Colorado Springs-Pueblo, Colorado, KKTV
Office and Studio	Owned	30,465	—	—
Tower/Transmitter site	Leased	800	350/234 kw	02/2059
Lansing, Michigan, WILX-TV
Office and Studio	Owned	13,700	—	—
Tower/Transmitter site	Leased	5,000	994/309 kw	10/2008
Rockford, Illinois, WIFR-TV
Office and Studio	Owned	15,858(b)	—	—
Tower/Transmitter site	Owned		729/562 kw	—
Wausau-Rhinelander, WI WSAW-TV
Office and Studio	Owned	24,400	—	—
Tower/Transmitter site	Leased	1,440	650/316 kw	08/2017

		Approximate	Height(ft.)/	Lease
	Owned or	Size	Analog	Expiration
Market Area, Station and Use	Leased	(sq. ft.)(a)	Power	Date
Topeka, Kansas, WIBW-TV
Office and Studio	Owned	19,800	—	—
Tower/Transmitter site	Leased	2,338	1,249/316 kw	02/2062
Dothan, Alabama WTVY-TV
Office and Studio	Leased	20,440	—	12/2010
Bonifay, FL WTVY-TV
Tower/Transmitter site	Owned	2,500	1,880/100 kw	—
Harrisonburg, Virginia, WHSV-TV
Office and Studio	Leased	18,000	—	04/2018	(c)
Tower/Transmitter site	Leased	2,016	337/8.32 kw	12/2001	(d)
Bowling Green, Kentucky, WBKO-TV
Office and Studio	Owned	17,598	—	—
Tower/Transmitter site	Owned	1,175	603/316 kw	—
Meridian, Mississippi, WTOK-TV
Office and Studio	Owned	34,061	—	—
Tower/Transmitter site	Owned	1,504	319/316 kw	—
Parkersburg, West Virginia, WTAP-TV
Office and Studio	Owned	17,500	—	—
Tower/Transmitter site	Owned	3,600	460/216 kw	—
Reno, Nevada, KOLO-TV
Office and studio	Owned	20,600	—	—
Transmission tower site	Leased		80/20kw	12/2030
Transmitter building and improvements	Owned	1018 and 864		—
Charlottesville, VA, WCAV-TV
Office and Studio	Leased	8,900		04/2009
Transmission Tower / 2 Antennas	Leased	1,000	198/34.91
			190/15.74	04/2009

(a)	Approximate size is for building space only and does not include the land on which the facilities are located.

(b)	The tower/transmitter is located at and included within the size of the office and studio premises.

(c)	The Company has an option to purchase this property during the term of the lease. The purchase price is subject to adjustment depending upon the date the option is exercised.

(d)	The United States Department of Agriculture Forest Service granted us a Special Use Permit to occupy this land.

Publishing

Newspaper and		Owned or	Approximate	Lease
Property Location	Use	Leased	Size (sq. ft.)	Expiration Date
The Albany Herald	Offices and production	Owned	83,000	—
Albany, GA	facility for The Albany
	Herald

Conyers, GA	Offices for	Owned	20,000	—
	Rockdale Citizen

Covington, GA	Office for	Leased	3,750	5/2007
	Newton Citizen

Lawrenceville, GA	Offices and production	Leased	72,000	12/2013
	facility for the
	Gwinnett Daily Post
	and Rockdale Citizen/
	Newton Citizen

Goshen, IN	Offices and production	Owned	21,000	—
	facility for the
	Goshen News

Item 3. Legal Proceedings.

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

     In January 2004, the Company settled its litigation with the IRS regarding all deficiencies related to the IRS’ audit of the Company’s 1996 and 1998 federal income tax returns. The settlement required no cash payments from the Company. The Company agreed in the settlement to forego certain claimed depreciation and amortization deductions relating to the 1996 through 1999 tax years, which in turn resulted in a reduction of the federal income tax net operating loss carryforwards by approximately $16.3 million. During the three months ended December 31, 2003, the Company recorded a non-cash charge to decrease its deferred tax assets by approximately $5.8 million to reflect this settlement. During 2004 and as a result of the settlement, the Company collected a previously claimed federal tax cash refund of approximately $1.1 million, plus statutory interest, that related to 1996.

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

     On February 12, 1999, Tarzian filed suit in the United States District Court for the Southern District of Indiana against U.S. Trust Company of Florida Savings Bank as Personal Representative of the Estate, claiming that Tarzian had a binding and enforceable contract to purchase the Tarzian shares from the Estate. On February 3, 2003, the Court entered judgment on a jury verdict in favor of Tarzian for breach of contract and awarding Tarzian $4.0 million in damages. The Court denied the Estate’s renewed motion for judgment as a matter of law, and alternatively, for a new trial on the issue of liability; denied Tarzian’s motion to amend the judgment to award Tarzian specific performance of the contract and title to the Tarzian shares; and granted Tarzian’s motion to amend the judgment to include pre-judgment interest on the $4.0 million damage award. The Estate appealed the judgment and the Court’s rulings on the post-trial motions, and Tarzian cross-appealed. On February 14, 2005, the U.S. Court of Appeals for the Seventh Circuit issued a decision concluding that no contract was ever created between Tarzian and the Estate, reversing the judgment of the District Court, and remanding the case to the District Court with instructions to enter judgment for the Estate. On February 25, 2005, Tarzian filed a petition for a rehearing. The Company cannot predict when the final resolution of this litigation will occur.

     On March 7, 2003, Tarzian filed suit in the United States District Court for the Northern District of Georgia against Bull Run Corporation and the Company for tortious interference with contract and conversion. The lawsuit alleges that Bull Run Corporation and Gray purchased the Tarzian shares with actual knowledge that Tarzian had a binding agreement to purchase the stock from the Estate. The lawsuit seeks damages in an amount equal to the liquidation value of the interest in Tarzian that the stock represents, which Tarzian claims to be as much as $75 million, as well as attorneys’ fees, expenses, and punitive damages. The lawsuit also seeks an order requiring the Company and Bull Run Corporation to turn over the stock certificates to Tarzian and relinquish all claims to the stock. The stock purchase agreement with the Estate would permit the Company to make a claim against the Estate in the event that title to the Tarzian Shares is ultimately awarded to Tarzian. There is no assurance that the Estate would have sufficient assets to honor any or all of such potential claims. The Company filed its answer to the lawsuit on May 14, 2003 denying any liability for Tarzian’s claims. On February 23, 2005, the Court granted the parties’ consent motion staying discovery pending a ruling from the Seventh Circuit on any petition for rehearing filed by Tarzian in the Indiana litigation referenced above. The Company believes it has meritorious defenses and intends to vigorously defend the lawsuit. The Company cannot predict when the final resolution of this litigation will occur.

Item 4. Submission of Matters to a vote of Security Holders.

     No matters were submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year covered.

Item 4A. Executive Officers of the Registrant.

     Set forth below is certain information with respect to the executive officers of the Company as of February 9, 2005:

     J. Mack Robinson, age 81, has been our Chairman and Chief Executive Officer since September 2002. Prior to that, he was our President and Chief Executive Officer since 1996. He has served as one of our directors since 1993. He is the Chairman of the Executive Committee of our board of directors. Mr. Robinson has served as Chairman of the Board of Bull Run Corporation since 1994, Chairman of the Board and President of Delta Life Insurance Company and Delta Fire and Casualty Insurance Company

since 1958, President of Atlantic American Corporation, an insurance holding company, from 1988 until 1995 and Chairman of the Board of Atlantic American Corporation since 1974. Mr. Robinson also serves as a director of the following companies: Bankers Fidelity Life Insurance Company, American Independent Life Insurance Company, Georgia Casualty & Surety Company, American Southern Insurance Company and American Safety Insurance Company. He is a director emeritus of Wachovia Corporation. Mr. Robinson is the husband of Mrs. Harriett J. Robinson and the father-in-law of Mr. Hilton H. Howell, Jr., both members of our board of directors.

     Hilton H. Howell, Jr., age 42, has been our Vice Chairman since September 2002. Prior to that, he was our Executive Vice President since September 2000. He has served as one of our directors since 1993. He is a member of the Executive Committee of our board of directors. He has served as President and Chief Executive Officer of Atlantic American Corporation, an insurance holding company, since 1995 and Executive Vice President from 1992 to 1995. He has been Executive Vice President and General Counsel of Delta Life Insurance Company and Delta Fire and Casualty Insurance Company since 1991, and Vice Chairman of Bankers Fidelity Life Insurance Company and Georgia Casualty & Surety Company since 1992. He has been a director, Vice President and Secretary of Bull Run Corporation, since 1994. Mr. Howell also serves as a director of the following companies: Atlantic American Corporation, Bankers Fidelity Life Insurance Company, Delta Life Insurance Company, Delta Fire and Casualty Insurance Company, Georgia Casualty & Surety Company, American Southern Insurance Company, American Safety Insurance Company, Association Casualty Insurance Company and Association Risk Management General Agency. He is the son-in-law of Mr. J. Mack Robinson and Mrs. Harriett J. Robinson, both members of our board of directors.

     Robert S. Prather, Jr., age 60, has served as our President and Chief Operating Officer since September 2002. Prior to that, he served as our Executive Vice President — Acquisitions since 1996. He has served as one of our directors since 1993. He is a member of the Executive Committee of our board of directors. He has served as President and Chief Executive Officer and a director of Bull Run Corporation, since 1992. He serves as an advisory director of Swiss Army Brands, Inc., and serves on the Board of Trustees of the Georgia World Congress Center Authority and also serves as a member of the Board of Directors for Gabelli Asset Management and Victory Ventures, Inc.

     James C. Ryan, age 44, has served as our Senior Vice President and Chief Financial Officer since September 2002. Prior to that, he was our Vice President and Chief Financial Officer since October 1998. He was the Chief Financial Officer of Busse Broadcasting Corporation from 1987 until it was acquired by the Company in 1998.

     Robert A. Beizer, age 65, has served as our Vice President for Law and Development and Secretary since 1996. From June 1994 to February 1996 he was of counsel to Venable, Baetjer, Howard & Civiletti, a law firm, in its regulatory and legislative practice group. From 1990 to 1994, Mr. Beizer was a partner in the law firm of Sidley & Austin and was head of their communications practice group in Washington, D.C. He is a past president of the Federal Communications Bar Association and has served as a member of the American Bar Association House of Delegates.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

	Common Stock			Class A Common Stock
			Cash Dividends			Cash Dividends
			Declared Per			Declared Per
	High	Low	Share	High	Low	Share
2004
First Quarter	$16.22	$13.52	$0.03	$15.99	$13.42	$0.03
Second Quarter	16.19	13.62	0.03	14.98	12.10	0.03
Third Quarter	13.95	11.20	0.03	13.12	10.66	0.03
Fourth Quarter	15.74	12.00	0.15	14.41	10.90	0.15

2003
First Quarter	$10.28	$8.62	$0.02	$12.23	$10.00	$0.02
Second Quarter	13.38	8.91	0.02	15.22	10.45	0.02
Third Quarter	14.90	10.55	0.02	14.79	11.05	0.02
Fourth Quarter	15.76	11.35	0.02	15.70	11.63	0.02

     As of February 1, 2005, the Company had 42,872,904 outstanding shares of Common Stock held by approximately 608 stockholders and 5,763,220 outstanding shares of Class A Common Stock held by approximately 2,815 stockholders. The number of stockholders includes stockholders of record and individual participants in security position listings as furnished to the Company pursuant to Rule 17Ad-8 under the Exchange Act.

     The Company has paid a dividend on its Common Stock since its initial offering in 1996 and on its Class A Common Stock since 1967. The Company declared a special dividend of 12 cents per share in the fourth quarter of 2004. The Company’s Articles of Incorporation provide that each share of Common Stock is entitled to one vote and each share of Class A Common Stock is entitled to 10 votes. The Articles of Incorporation require that the Common Stock and the Class A Common Stock receive dividends on a pari passu basis. There can be no assurance of the Company’s ability to continue to pay any dividends on either class of common stock.

     The Company’s senior credit facility and its 9 1/4% Notes due 2011 each contain covenants that restrict the amount available to the Company to pay dividends on its capital stock. However, the Company does not believe that such covenants currently limit its ability to pay dividends at the recent quarterly rate of $0.03 per share. In addition to the foregoing, the declaration and payment of dividends on the Common Stock and the Class A Common Stock are subject to the discretion of the Board of Directors. Any future payments of dividends will depend on the earnings and financial position of the Company and such other factors as the Board of Directors deems relevant. See Note D. “Long-term

Debt” to the Company’s audited consolidated financial statements included elsewhere herein for further discussion of restrictions on the Company’s ability to pay dividends.

Issuer Purchases of Equity Securities

     The following tables provide information about Gray’s repurchase of its common stock (ticker: GTN) and its class A common stock (ticker: GTN.A) during the quarter ended December 31, 2004.

Issuer Purchases of Common Stock and Class A Common Stock

					Maximum Number
				Total Number of	of Shares that
				Shares Purchased	May Yet Be
	NYSE	Total Number	Average	as Part of	Purchased Under
	Ticker	of Shares	Price Paid	Publicly	the Plans or
Period	Symbol	Purchased	per Share(1)	Announced Plans	Programs (2)

October 1, 2004 through October 31,	GTN	1,205,400	$12.67	1,205,400
2004:	GTN.A	-0-	$00.00	-0-	2,483,600
November 1, 2004 through November	GTN	30,000	$13.44	30,000
30, 2004:	GTN.A	-0-	$00.00	-0-	2,453,600
December 1, 2004 through December	GTN	200,000	$15.19	200,000
31, 2004:	GTN.A	-0-	$00.00	-0-	2,253,600

Total		1,435,400	$13.04	1,435,400	2,253,600

(1)	Amount excludes standard brokerage commissions.

(2)	On November 3, 2004, the Company’s Board of Directors increased, from 2 million to 4 million, the aggregate number of shares of its Common Stock or Class A Common Stock authorized for repurchase. On March 3, 2004, Gray’s Board of Directors had previously authorized the repurchase, from time to time, of up to an aggregate of 2 million shares of the Company’s Common Stock or Class A Common Stock. As of December 31, 2004, 2,253,600 shares of the Company’s Common Stock and Class A Common Stock are available for repurchase under the increased limit of 4 million shares. There is no expiration date for this repurchase plan.

Equity Compensation Plan Information

     See “Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters — Equity Compensation Plan Information” for disclosure regarding the Company’s equity compensation plans.

Item 6. Selected Financial Data.

     Set forth below is certain selected historical consolidated financial data of the Company. This information should be read in conjunction with the Company’s audited consolidated financial statements and related notes thereto appearing elsewhere herein and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2004	2003	2002(1)	2001	2000
		(in thousands except per share data)
Statements of Operations Data
Revenues	$346,567	$295,371	$198,640	$156,344	$171,213
Operating income	113,207	74,678	55,229	16,765	29,748
Loss on early extinguishment of debt (2)	-0-	-0-	(16,838)	-0-	-0-
Cumulative effect of accounting change, net of income tax benefit of $13,215 (3)	-0-	-0-	(26,646)	-0-	-0-
Net income (loss)	44,285	14,024	(23,941)	(13,318)	(6,212)
Net income (loss) available to common stockholders	41,013	10,737	(30,371)	(13,934)	(9,384)
Net income (loss) available to common stockholders per common share:
Basic	0.83	0.21	(1.37)	(0.89)	(0.61)
Diluted	0.82	0.21	(1.37)	(0.89)	(0.61)
Cash dividends per common share (4)	0.24	0.08	0.08	0.08	0.08

Balance Sheet Data (at end of period):
Total assets	$1,373,469	$1,325,329	$1,332,048	$830,056	$673,450
Long-term debt (including current portion)	655,905	655,902	658,220	551,444	374,887
Redeemable serial preferred stock	39,003	39,276	39,190	-0-	-0-
Total stockholders’ equity	378,237	362,775	373,366	142,196	155,961

(1)	Reflects the acquisitions of Gray MidAmerica Television, completed October 25, 2002 and KOLO-TV, completed December 18, 2002, as of their respective acquisition dates. For further information concerning these acquisitions, see Part 1, Item 1. Business included elsewhere herein.

(2)	The Company recorded a loss on early extinguishment of debt related to the amendment of its senior credit facility and the redemption of its 10 5/8 % Senior Subordinated Notes due 2006.

(3)	Upon adoption of Statement of Financial Accounting Standard No.142 “Goodwill and Other Intangible Assets”, the Company recorded a non-cash charge of approximately $39.9 million ($26.6 million after income taxes) as a cumulative effect of accounting change.

(4)	Cash dividends for 2004 include a Special Cash Dividend of 12 cents per share approved in the fourth quarter of 2004 and paid in the first quarter of 2005.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Overview

Introduction

     The following analysis of the financial condition and results of operations of Gray Television, Inc. (the “Company”) should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included elsewhere herein.

Overview

     The Company derives its revenues primarily from its television broadcasting operations and to a lesser extent, from its newspaper publishing and paging operations. The operating revenues of the Company’s television stations are derived from broadcast advertising revenues and, to a much lesser extent, from ancillary services such as production of commercials and tower rentals as well as compensation paid by the networks to the stations for broadcasting network programming. The operating revenues of the Company’s newspaper publishing operations are derived from advertising, circulation and classified revenue. Paging revenue is derived primarily from the sale of pagers, cellular telephones and related services. Certain information concerning the relative contributions of the Company’s television broadcasting, publishing and paging operations is provided in Note L. “Information on Business Segments” to the Company’s audited consolidated financial statements included elsewhere herein.

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

     Most broadcast advertising contracts are short-term, and generally run only for a few weeks. Approximately 69% of the net revenues of the Company’s television stations for the year ended December 31, 2004, were generated from local advertising (including political advertising revenues), which is sold primarily by a station’s sales staff directly to local accounts, and the remainder represented primarily by national advertising, which is sold by a station’s national advertising sales representative. The stations generally pay commissions to advertising agencies on local, regional and national advertising and the stations also pay commissions to the national sales representative on national advertising.

     Broadcast advertising revenues are generally highest in the second and fourth quarters each year, due in part to increases in consumer advertising in the spring and retail advertising in the period leading up to and including the holiday season. In addition, broadcast advertising revenues are generally higher during even numbered years due to spending by political candidates, which spending typically is heaviest during the fourth quarter. The Company has received significant political advertising revenue during the current year.

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

Recent Acquisition Activity

     On January 31, 2005, the Company completed the acquisition of KKCO-TV for approximately $13.5 million plus related transaction costs. KKCO-TV, Channel 11 serves the Grand Junction, Colorado television market and is an NBC affiliate. The Company used a portion of its cash on hand to fully fund this acquisition. Due to the acquisition of KKCO-TV occurring in 2005, the operating results of KKCO-TV are not reflected in the Company’s Consolidated Financial Statements as of and for the years ended December 31, 2004, 2003 and 2002 included elsewhere herein.

     On August 17, 2004, the Company completed the acquisition of a Federal Communications Commission (FCC) television license for WCAV-TV, Channel 19, in Charlottesville, Virginia from Charlottesville Broadcasting Corporation. Gray’s cost to acquire that FCC license was approximately $1 million. See Note B. “Purchase of Federal Communications License” to the Company’s audited consolidated financial statements included elsewhere herein. There were no acquisitions or dispositions during 2003.

     The Company acquired Gray MidAmerica Television (formerly Stations Holding Company) and KOLO-TV (the “2002 Acquisitions”) during the fourth quarter of 2002. The acquisitions were accounted for under the purchase method of accounting. The operating results of the television stations acquired in the 2002 Acquisitions were included in the 2002 operating results from the date of their acquisitions forward. See Note C. “Business Acquisitions” to the Company’s audited consolidated financial statements included elsewhere herein.

Broadcasting, Publishing and Other Revenues

     Set forth below are the principal types of revenues earned by the Company’s broadcasting, publishing and other operations for the periods indicated and the percentage contribution of each to the Company’s total revenues (dollars in thousands):

	Year Ended December 31,
	2004		2003		2002
	Amount	%	Amount	%	Amount	%
Broadcasting
Net Revenues:
Local	$160,648	46.4%	$150,105	50.8%	$79,631	40.1%
National	70,817	20.4%	70,798	24.0%	39,288	19.8%
Network compensation	9,951	2.9%	8,378	2.8%	6,422	3.2%
Political	41,706	12.0%	5,668	1.9%	16,612	8.4%
Production and other	10,151	2.9%	8,112	2.8%	4,761	2.4%

	$293,273	84.6%	$243,061	82.3%	$146,714	73.9%

Publishing and other operations
Revenues:
Retail	$24,489	7.1%	$22,998	7.8%	$21,953	11.1%
Classifieds	13,284	3.8%	12,515	4.2%	12,590	6.3%
Circulation	7,400	2.1%	8,060	2.7%	8,083	4.1%
Paging lease, sales and service	7,170	2.1%	7,944	2.7%	8,269	4.1%
Other	951	0.3%	793	0.3%	1,031	0.5%

	$53,294	15.4%	$52,310	17.7%	$51,926	26.1%

Total	$346,567	100.0%	$295,371	100.0%	$198,640	100.0%

Results of Operations of the Company

Year Ended December 31, 2004 to Year Ended December 31, 2003

Revenues. Total revenues for the year ended December 31, 2004 increased 17% to $346.6 million.

•	Broadcasting revenues increased 21% over the same period of the prior year to $293.3 million. The increase in broadcasting revenues reflects increased political advertising revenues as well as increased non-political broadcasting advertising revenues. Political advertising revenues increased to $41.7 million from $5.7 million. Political advertising revenues for 2004 primarily reflect the cyclical influence of the 2004 Presidential election. Excluding political advertising revenues, local broadcasting advertising revenues increased 7% to $160.7 million from $150.1 million and national broadcasting advertising revenues remained at $70.8 million. We attribute the increases in non-political local broadcasting advertising revenues to improved economic conditions and broad based demand for commercial time by local advertisers in the markets in which we operate. We believe that commercial time used for political advertising limited, in part, the amount of commercial time available for sale by the Company to national advertisers during the year ended December 31, 2004. Although the Company’s network compensation increased in the current year, these revenues will decrease in future periods due to the Company’s new network affiliation contracts which will generate lower revenues in future periods.

•	Publishing and other operations include the operating results of the newspaper publishing and paging operations. These revenues increased 2% to $53.3 million. Retail advertising revenue and classified advertising revenue were the primary contributors to the increase in these revenues. Retail advertising increased 7% and classified advertising revenue increased 6%. The increase in retail advertising revenue was due largely to systematic account development, market growth and rate increases. The increase in classified advertising revenue was due to increases in help wanted advertisements. Circulation revenue decreased 8%. Circulation revenue decreased largely due to a rate decrease at one of the Company’s newspapers. The rates were decreased in order to promote long-term sales and to increase subscription retention. Paging revenue decreased 10% to $7.2 million. The decrease was due primarily to price competition and a reduction of units in service. The Company had approximately 41,000 and 53,000 pagers in service at December 31, 2004 and 2003, respectively. The number of units in service decreased as a result of increased competition from other communication services and products such as cellular telephones. The number of pagers in service has declined over the past several years. The decrease in revenue from the sale and leasing of pagers has been partially offset by reselling of cellular telephone services. The trend of decreasing paging revenue is expected to continue in the future.

     Operating expenses. Operating expenses for the year ended December 31, 2004 increased 6% to $233.4 million.

•	Broadcast operating expenses for all stations, before depreciation and amortization, increased 9% to $158.3 million. Payroll expense, excluding incentive based compensation, increased $4.8 million due to an increase in the number of employees, annual salary increases for existing employees and employee benefit costs. The increase in the number of employees is primarily attributable to the commencement of broadcast operations at WCAV-TV, the Company’s new station located in Charlottesville, Virginia which began operations in August of 2004. Employee incentive based compensation increased $1.4 million as a result of increased revenues produced by the Company’s broadcast stations. Professional services increased $2.8 million including a $1.7 million increase in sales commissions paid to national sales representative firms which is attributable to the increase in political advertising in 2004.

•	Publishing and other operating expenses, before depreciation and amortization, increased 3% to $38.7 million. Newsprint expenses increased 18% to $5.2 million while payroll expenses increased 3% to $18.7 million. The increase in newsprint expense was due to an increase in the cost per ton of newsprint. The increase in payroll expense is due to an increase in salaries for existing employees.

•	Corporate and administrative expenses, before depreciation and amortization, increased 38% to $11.7 million due primarily to increased employee payroll expense and other professional service expenses. Payroll expense, excluding incentive based compensation, increased approximately $249,000 due to the addition of an internal auditor, payroll increases and increased employee benefits for existing personnel. Employee incentive based compensation increased by approximately $1 million as a result of the improved operating results of the Company. The increase in professional fees is due primarily to increased accounting costs of approximately $1.0 million incurred in our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002.

•	Depreciation of property and equipment totaled $23.7 million and $21.7 million for the years ended December 31, 2004 and 2003, respectively. The increase in depreciation was due to newly acquired equipment.

•	Amortization of intangible assets was $975,000 for the year ended December 31, 2004, as compared to $5.6 million for the same period of the prior year, a decrease of $4.6 million, or 83%. The decrease in amortization expense was due to certain definite lived intangible assets that were acquired in 2002, becoming fully amortized.

•	Amortization of restricted stock awards increased 13% to $512,000. Amortization of restricted stock awards increased due to the granting of additional restricted stock in the current year. The

Company awarded 15,000 and 145,000 shares of restricted stock in 2004 and 2003, respectively. These shares were awarded to its board of directors and president.

•	A gain on disposal of assets of $451,000 was recorded for the year ended December 31, 2004, as opposed to a loss on disposal of assets of $1.2 million for the year ended December 31, 2003. These amounts reflect disposals of equipment during the respective periods.

     Miscellaneous income, net. Miscellaneous income, net increased to $1.0 million in the current year. Included in miscellaneous income was interest income of $818,000. The majority of this interest income was received from interest on the Company’s cash and cash equivalents balances.

     Interest expense. Interest expense decreased $1.4 million to $42.0 million. This decrease is primarily attributable to lower average interest rates in 2004 compared to 2003. The total average debt balance was $656.9 million and $657.0 million for the years ended December 31, 2004 and 2003, respectively. The total average interest rates were 6.08% and 6.16% for the years ended December 31, 2004 and 2003, respectively.

     Income tax expense. The effective tax rate decreased to 38.7% from 55.3%. Income tax expense for 2003 included an additional $5.8 million in expense resulting from settlement of litigation with the IRS relating to the acquisition of certain television assets in 1996. See Note H. “Income Taxes” to the Company’s audited consolidated financial statements included herein for further discussions of this matter.

     Preferred dividends. Preferred dividends were $3.3 million for each of the years ended December 31, 2004 and December 31, 2003.

Year Ended December 31, 2003 to Year Ended December 31, 2002

     Revenues. Total revenues for the year ended December 31, 2003 increased 49% to $ 295.4 million as compared to the prior year due primarily to the television stations acquired in the 2002 Acquisitions.

•	Broadcasting revenues increased $96.3 million, or 66%, to $ 243.1 million. The acquired stations had revenue of $127.9 million for the year ended December 31, 2003 compared to the $25.4 million for the period subsequent to the acquisitions in 2002, an increase of $102.5 million. With respect to our television stations that were owned continuously for 2003 and 2002, revenue for the year ended December 31, 2003, decreased $6.2 million, or 5%. This decrease was primarily the net result of increases in local advertising revenue of 5% and national advertising revenue of 4% offset by decreases in political advertising revenue of 82% and network revenue of 13%. Local advertising revenues increased due to local account development. National advertising revenue increased due, in part, to slowly improving general economic conditions and commercial inventory being available for use by national customers rather than being used for political advertising. The decrease in cyclical political advertising revenue is due to 2003 being an “off year” in the political cycle which results in fewer political races. Network compensation declined reflecting the ongoing phase out of network compensation at certain of our television stations.

•	Publishing and other operations include the operating results of the newspaper publishing and paging operations. These revenues increased 1% to $52.3 million. Retail advertising increased 5%. Classified advertising and circulation revenues decreased less than 1% respectively. The increase in retail advertising revenue is attributable to systematic account development and rate increases. Paging revenue decreased 4% to $7.9 million.The decrease was due primarily to price competition and a reduction of units in service.The Company had approximately

53,000 and 66,000 pagers in service at December 31, 2003 and 2002, respectively. The number of units in service decreased as a result of increased competition from other communication services and products such as cellular telephones.

     Operating expenses. Operating expenses for the year ended December 31, 2003 increased 54% to $220.7 million. The increase resulted primarily from increases in broadcasting expenses, amortization, depreciation, and corporate overhead.

•	Broadcast operating expenses for all stations, before depreciation and amortization, increased 78% to $145.7 million. The 2002 Acquisitions were the primary reason for the increase in broadcast expenses. The acquired stations had broadcast expenses of $76.4 million for the year ended December 31, 2003 compared to $13.2 million for the period subsequent to the acquisitions in 2002. With respect to our television stations that were owned continuously for the year ended December 31, 2003 and 2002, broadcast expenses increased 1%. For the continuously owned stations, payroll expense increased 3%, or $1.3 million. For these continuously owned stations, syndicated programming costs increased 1%,or $59,000, and other broadcast expense decreased 4%, or $817,000, primarily due to a decrease in fees paid to national sales representation firms.

•	Publishing and other operations expenses, before depreciation and amortization, were essentially flat with an increase of $185,000, or less than 1%, to $37.6 million. Publishing payroll expense increased $382,000, or 3%. Newsprint expense increased $105,000, or 2% primarily due to an increase in the cost of newsprint. Newsprint cost per ton increased 3%. Paging expenses, before depreciation and amortization, remained essentially unchanged in total for the year ended December 31, 2003 as compared to that of the prior year. These increases were offset by decreases in various other expenses aggregating $290,000.

•	Corporate and administrative expenses, before depreciation and amortization, increased 51% to $8.5 million with increased payroll related costs and professional fees accounting for the majority of the overall increase. The increase in compensation related costs was due to increased compensation for existing employees and the hiring of additional employees to help manage the operations of the stations acquired in the 2002 Acquisitions. The increase in other professional fees was due primarily to higher legal, accounting and banking fees.

•	Depreciation of property and equipment totaled $21.7 million and $15.6 million for the years ended December 31, 2003 and 2002, respectively. The $6.1 million increase is primarily due to the assets acquired with the 2002 Acquisitions in the fourth quarter of 2002 and the purchase of digital television equipment in the current and prior year.

•	Amortization of intangible assets totaled $5.6 million and $2.2 million for the years ended December 31, 2003 and 2002, respectively. The $3.5 million increase is primarily the result of the intangible assets subject to amortization acquired in the 2002 Acquisitions and the subsequent amortization thereof.

•	Amortization of restricted stock award of $454,000 was due to the amortization of restricted stock awards granted to the Company’s board of directors and president during 2003.

     Appreciation in value of derivatives, net. During 2002, the Company had an interest rate swap agreement that expired on October 9, 2002. During the year ended December 31, 2002, the Company recognized appreciation on this interest rate swap agreement. This agreement expired in 2002 and no similar appreciation was recorded in 2003. The Company has entered into new interest rate swap agreements beginning in the first quarter of 2003; however, these agreements qualify for hedge accounting treatment and the Company is not required to record appreciation (depreciation) on these new interest rate swap agreements in the Company’s statement of operations. Appreciation (depreciation) on these new interest rate swap agreements has been recorded in the Company’s Consolidated Statement of Stockholders’ Equity and Comprehensive Income as other comprehensive income.

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

     Income tax expense. The effective tax rate increased from 41.2% to 55.3% primarily as a result of recording $5.8 million of income tax expense in 2003 as a result of settling litigation with the IRS relating to the acquisition of certain television assets in 1996. See Note H. Income Taxes included herein for further discussions of this matter.

     Cumulative effect of accounting change, net of income tax benefit. Upon adoption of SFAS 142 in 2002, the Company ceased amortization of goodwill and performed the first of the required impairment tests for goodwill and intangible assets deemed to have an indefinite useful life. As a result of the required impairment test, in the quarter ended March 31, 2002, the Company recognized a non-cash impairment of goodwill and other intangible assets of $39.9 million ($26.6 million net of income taxes). Such charge is reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations.

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

Liquidity and Capital Resources

General

     The following tables present certain data that the Company believes is helpful in evaluating the Company’s liquidity and capital resources (in thousands):

	Year Ended December 31,
	2004	2003
Net cash provided by operating activities	$102,736	$62,317
Net cash used in investing activities	(37,552)	(32,996)
Net cash used in financing activities	(26,565)	(30,289)

Net increase (decrease) in cash and cash equivalents	$38,619	$(968)

	December 31,
	2004	2003
Cash and cash equivalents	$50,566	$11,947
Long-term debt including current portion	655,905	655,902
Redeemable serial preferred stock	39,003	39,276
Available credit under senior credit agreement	71,250	75,000

     The Company and its subsidiaries file a consolidated federal income tax return and such state or local tax returns as are required. Although the Company may earn taxable operating income, as of December 31, 2004 the Company anticipates that through the use of its available loss carryforwards it will not pay significant amounts of federal or state income taxes in the next several years.

     Management believes that current cash balances, cash flows from operations and available funds under its senior revolving credit facility will be adequate to provide for the Company’s capital expenditures, debt service, cash dividends and working capital requirements for the foreseeable future.

     The senior credit facility provides the Company with a $375.0 million term facility and a reducing revolving credit facility. As of December 31, 2004, available capacity to borrow under the revolving facility was $71.3 million; however, no amounts were outstanding on the revolving facility. In addition, the agreement provides the Company with the ability to access up to $300.0 million of incremental senior secured term loans upon the consent of the lenders.

     The senior credit facility is collateralized by substantially all of the assets, excluding real estate, of the Company and its subsidiaries. In addition, the Company’s subsidiaries are joint and several guarantors of the obligations and the Company’s ownership interests in its subsidiaries are pledged to collateralize the obligations. The agreement contains certain restrictive provisions which include but are not limited to, requiring the Company to maintain certain financial ratios and limits upon the Company’s ability to incur additional indebtedness, make certain acquisitions or investments, sell assets or make other restricted payments, including dividends, (all as are defined in the loan agreement). The senior subordinated notes also contain similar restrictive provisions limiting the Company’s ability to, among other things, incur additional indebtedness, make certain acquisitions or investments, sell assets or make certain restricted payments that include but are not limited to purchases or redemptions of the Company’s capital stock.

     Management does not believe that inflation in past years has had a significant impact on the Company’s results of operations nor is inflation expected to have a significant effect upon the Company’s business in the near future.

     Net cash provided by operating activities increased $40.4 million. An increase of $30.3 million was due to growth in operating income, which includes the impact of political advertising in a Presidential election year. An increase of $9.3 million is due to an increase non – cash deferred taxes resulting from changes in timing differences between the Company’s reported income and the Company’s taxable income.

     Net cash used in investing activities increased $4.6 million. In 2004, cash used for purchases of property and equipment increased by $14.0 million. Purchases of property and equipment were higher in 2004 as compared to 2003 due primarily to an increase of $6.1 million in payments for digital broadcasting equipment, payments of $5.3 million of property and equipment for the construction of WCAV-TV and $2.8 million for a new press at one of the Company’s newspapers. WCAV-TV is the Company’s newly constructed television station in Charlottesville, Virginia which began operating in August of 2004. The increase in the purchases of property and equipment was partially offset by a decrease in payments of $6.6 million on purchase liabilities. Certain liabilities were recorded with the purchase of Gray MidAmerica Television during 2002. The majority of these liabilities were paid during 2003 with fewer similar payments being made during 2004.

     Net cash used in financing activities decreased $3.7 million due to lower repayments net of borrowings of long-term debt, increased dividends paid partially offset by increased proceeds from the issuance of Common Stock. The Company’s repayments net of borrowings of long-term debt decreased by $2.4 million. Certain liabilities were assumed during the acquisition of Gray MidAmerica Television in 2002. During 2003, an effort was made to accelerate the repayment of all such liabilities with above market interest rates. These efforts were completed in 2003 and no similar accelerated payments were made in 2004. Dividends paid to Common Stock shareholders increased by $2.0 million due to an increase in the dividend paid from $0.08 per share to $0.12 per share. Proceeds from the issuance of Common Stock increased $2.9 million due largely to increased exercises of stock options by employees.

     During the year ended December 31, 2004, the Company purchased 65,000 shares of the Company’s Class A Common Stock and 1,681,400 shares of the Company’s Common Stock for a total of $22.4 million. During the year ended December 31, 2003, the Company purchased 1,017,647 shares of the Company’s Class A Common Stock and 11,750 shares of the Company’s Common Stock for a total of $17.6 million. Also during the year ended December 31, 2003, the Company purchased warrants for the purchase of 1,106,250 shares of the Company’s Class A Common Stock and 100,000 shares of the Company’s Common Stock. The total cost of the warrants was $5.3 million. The purchases of the stock and the warrants during 2004 and 2003 were funded from cash on hand.

Digital Television Conversion

     The FCC required that all commercial stations begin broadcasting a digital signal. The Company paid approximately $11.8 million and $5.6 million for digital transmission equipment capital expenditures for the years ending December 31, 2004 and 2003, respectively. The Company is in compliance with the FCC’s digital broadcasting requirements at all of its stations.

     In the future, the Company may increase the power output of its digital broadcast signals of certain stations. These enhancements will be phased in by July 2006 to meet certain FCC regulations. As of the date of filing this Annual Report, the Company estimates that it will pay $8.3 million for these capital expenditures to comply with this new FCC requirement during 2005.

Settlement of Internal Revenue Service Audit

     In January 2004, the Company settled its litigation with the IRS regarding the IRS’ audit of the Company’s 1996 and 1998 federal income tax returns. The settlement required no cash payments from the Company. The Company agreed in the settlement to forego certain claimed depreciation and amortization deductions relating to the 1996 through 1999 tax years, which in turn resulted in a reduction of the Company’s current federal income tax net operating loss carryforwards by approximately $16.3 million. During 2004 and as a result of the settlement, the Company collected a previously claimed federal tax cash refund for 1996 of approximately $1.1 million, plus statutory interest.

Retirement Plan

     The Company has a defined benefit pension plan that it considers its primary pension plan and this plan covers substantially all full-time employees. Retirement benefits are based on years of service and the employees’ highest average compensation for five consecutive years during the last ten years of employment. The Company’s funding policy is consistent with the funding requirements of existing federal laws and regulations under the Employee Retirement Income Security Act of 1974.

     During the year ended December 31, 2004, the Company decreased the discount rate on its pension plans to 5.75%. The Company believes this rate to be reasonable based upon published high quality bond indices. As a result of this decrease, the Company anticipates that its pension expense will increase from $2.5 million for the year ended December 31, 2004 to $3.5 million for the year ended December 31, 2005. As of the date of filing this Annual Report, the Company does not anticipate any further changes to the discount rate during the year ended December 31, 2005.

     During the years ended December 31, 2004 and 2003, the Company contributed $1.8 million and $1.4 million, respectively, to its pension plans and anticipates making a contribution of $3.0 million in the year ended December 31, 2005.

     See Note I. “Retirement Plans” to the Company’s audited consolidated financial statements included elsewhere herein for further information concerning the Company’s retirement plans.

Off-Balance Sheet Arrangements

     The Company has various operating lease commitments for equipment, land and office space. The Company also has commitments for various syndicated television programs and for digital television (“DTV”) equipment.

     The Company has two types of syndicated television program contracts: first run programs and off network reruns. The first run programs are programs such as Oprah and the off network programs are programs such as Seinfeld. A difference between the two types of syndicated television programming is that the first run programs have not been produced at the time the contract is signed and the off network programs have been produced. The amounts for syndicated television programming in the table below are for contracts that are not recorded on the Company’s balance sheet as of December 31, 2004.

     Future minimum payments under operating leases with initial or remaining noncancelable lease terms in excess of one year, obligations for syndicated television programs as described above and commitments for DTV equipment that had been ordered but not yet been received are as follows (in thousands):

			Syndicated
	DTV	Operating	Television
Year	Equipment	Lease	Programming	Total
2005	$438	$2,136	$2,874	$5,448
2006	-0-	1,803	9,415	11,218
2007	-0-	1,398	8,877	10,275
2008	-0-	1,019	6,173	7,192
2009	-0-	694	542	1,236
Thereafter	-0-	1,736	357	2,093

	$438	$8,786	$28,238	$37,462

     The DTV equipment, operating lease and syndicated television programming amounts in the table above are estimates of commitments that are in addition to liabilities accrued for on the Company’s balance sheet as of December 31, 2004.

     Through a rights-sharing agreement with Host Communications, Inc. (“Host”), a wholly owned subsidiary of Bull Run, a related party, the Company participates jointly with Host in the marketing, selling and broadcasting of certain collegiate sporting events and in related programming, production and other associated activities related to the University of Kentucky. The agreement commenced April 1, 2000 and terminates April 15, 2005. The Company shares with Host the profit or loss from these activities. Individual revenues and expenses under this agreement are not separately recorded in the Company’s statement of operations, rather the net amount received is included in broadcasting revenues. The Company’s operating results for 2004, 2003 and 2002 include net profit (loss) from these activities of $101,475, $104,396 and $(168,307). As a result of the rights-sharing agreement, in certain circumstances, the Company may be called upon for payment of a share of certain upfront rights fees. During 2003, the Company paid $1.5 million under this provision. No similar payments were made in 2004, and none are anticipated under this rights-sharing agreement in 2005. During 2004, the Company received $300,000 of the amount that it had paid in 2003. As of December 31, 2004, the Company is due $0.2 million of undistributed earnings from the contract as well as the remaining $1.2 million outstanding portion of the cash advanced to Host during 2003. The balance of $1.4 million is recorded as a current related party receivable in the consolidated balance sheet at December 31, 2004. This amount is non-interest-bearing and has no due date; however, the Company expects the amount to be received prior to December 31, 2005.

     On October 12, 2004, the University of Kentucky jointly awarded a new sports marketing agreement to the Company and Host. The new agreement will commence on April 16, 2005 and has an initial term of seven years with the option to extend the license for three additional years. Aggregate license fees to be paid to the University of Kentucky over a full ten year term for the agreement will approximate $80.5 million. The Company and Host will share equally the cost of the license fees. As of the date of filing this Annual Report, the Company does not believe that this contract will require consolidation by the Company under the Financial Accounting Standards Board’s Financial Interpretation No. 46. However, the Company continues to research this matter.

Tabular Disclosure of Contractual Obligations as of December 31, 2004 (in thousands)

	Payment due by period
		Less than			More than
		1 Year	1-3 Years	3-5 Years	5 Years
Contractual Obligations	Total	(2005)	(2006-2007)	(2008-2009)	(after 2009)
Long-term debt obligations (1)	$656,914	$3,823	$7,652	$7,758	$637,681
Capital lease obligations (2)	96	34	43	19	-0-
Operating lease obligations (3)	8,786	2,136	3,201	1,713	1,736
Purchase obligations currently accrued (4)	4,236	4,236	-0-	-0-	-0-
Purchase obligations not currently accrued (5)	438	438	-0-	-0-	-0-
Programming obligations currently accrued (6)	10,077	9,225	809	43	-0-
Programming obligations not currently accrued (7)	28,238	2,874	18,292	6,715	357
Acquisition related liabilities (8)	2,723	1,231	651	505	336
Obligation to University of Kentucky (9)	80,475	4,387	15,500	15,163	45,425

Total	$791,983	$28,384	$46,148	$31,916	$685,535

(1)	“Long-term debt obligations” represent the current and all future payment obligations under long-term borrowings referenced in FASB Statement of Financial Accounting Standards No. 47 Disclosure of Long-Term Obligations, as may be modified or supplemented. This obligation consists primarily of obligations under the Company’s senior credit facility and the Company’s senior subordinated notes. These amounts are recorded as liabilities as of the current balance sheet date. Interest on these obligations have been excluded. As of December 31, 2004, the Company’s senior subordinated notes had a coupon of 9 1/4% and were priced at a discount to yield 9 3/8%. The weighted average interest rate on the balance outstanding under the senior credit facility at December 31, 2004 was 3.83%.

(2)	“Capital lease obligations” represent payment obligations under non-cancelable lease agreements classified as capital leases and disclosed pursuant to FASB Statement of Financial Accounting Standards No. 13 Accounting for Leases, as may be modified or supplemented. These amounts are recorded as liabilities as of the current balance sheet date.

(3)	“Operating lease obligations” represent payment obligations under non-cancelable lease agreements classified as operating leases and disclosed pursuant to FASB Statement of Financial Accounting Standards No. 13 Accounting for Leases, as may be modified or supplemented. These amounts are not recorded as liabilities as of the current balance sheet date.

(4)	“Purchase obligations currently accrued” generally represent payment obligations for DTV equipment. It is the Company’s policy to accrue for these obligations when the equipment is received and the vendor has completed the work required by the purchase agreement. These amounts are recorded as liabilities as of the current balance sheet date.

(5)	“Purchase obligations not currently accrued” generally represent payment obligations for DTV equipment. It is the Company’s policy to accrue for these obligations when the equipment is received and the vendor has completed the work required by the purchase agreement. These amounts are not recorded as liabilities as of the current balance sheet date.

(6)	“Programming obligations currently accrued” represent obligations for syndicated television programming whose license period has begun and the product is available. These amounts are recorded as liabilities as of the current balance sheet date.

(7)	“Programming obligations not currently accrued” represent obligations for syndicated television programming whose license period has not yet begun or the product is not yet available. These amounts are not recorded as liabilities as of the current balance sheet date.

(8)	“Acquisition related liabilities” represent certain obligations associated with acquisitions of television stations that were completed in prior years. These amounts are recorded as liabilities as of the current balance sheet date.

(9)	“Obligation to University of Kentucky” represents total obligations and excluding any potential revenues under a sports marketing agreement awarded jointly to the Company and Host Communications, Inc., a related party. Under this agreement, the Company and Host Communications, Inc. will share equally in all revenues and obligations under the agreement. These amounts are not recorded as liabilities as of the current balance sheet date. See Off-Balance Sheet Arrangements immediately preceding this table for additional information concerning this obligation.

Certain relationships

     J. Mack Robinson, Chairman, Chief Executive Officer and a director of Gray, is Chairman of the Board of Bull Run Corporation, a former principal stockholder of Gray. Robert S. Prather, Jr., President, Chief Operating Officer and a director of Gray, is President, Chief Executive Officer and a director of Bull Run. Hilton H. Howell, Jr., Vice Chairman and a director of Gray, is Vice President, Secretary and a director of Bull Run. Messrs Robinson, Howell and Prather are stockholders of Bull Run. See page 40 for discussion of the Company’s agreement with Host Communications, Inc., a wholly owned subsidiary of Bull Run Corporation.

     J. Mack Robinson, Chairman, Chief Executive Officer and a director of Gray and certain of his affiliates are the holders of approximately $8.2 million liquidation value of Gray’s currently outstanding Redeemable Series C Preferred Stock.

     During 2004, the Company repurchased 36 shares of the Company’s Redeemable Series C Preferred Stock from Mr. J. Mack Robinson, the Company’s Chairman and CEO, for its liquidation value of $10,000 per share or $360,000.

     During 2004, the Company purchased 75,000 shares of the Company’s Common Stock from Mr. Ray M. Deaver, a member of the Company’s Board of Directors, for $1.1 million or an average price of $15.20 per share. The price paid to Mr. Deaver was the market value of the shares on the New York Stock Exchange on the date of sale.

Critical Accounting Policies

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make judgments and estimations that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The Company considers the following accounting policies to be critical policies that require judgments or estimations in their application where variances in those judgments or estimations could make a significant difference to future reported results.

Valuation of FCC Licenses and Network Affiliation Agreements

     Broadcast licenses of television stations acquired by the Company prior to January 1, 2002 were valued using a residual basis methodology (analogous to “goodwill”) where the excess of the purchase price over the fair value of all identified tangible and intangible assets was attributed to the broadcast license.

     The Company values the broadcast licenses of any television station acquired after 2001 using an income approach. Under this approach, a broadcast license is valued based on analyzing the estimated after-tax discounted future cash flows of the station, assuming an initial start-up operation maturing into an average performing station in a specific television market and giving consideration to other relevant factors such as the technical qualities of the broadcast license and the number of competing broadcast licenses within that market. The Company adopted this methodology to value broadcast licenses as the Company believes this methodology has, in recent years, become the methodology generally used within the broadcast industry to value broadcast licenses.

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

     The Company believes that the value of a television station is derived primarily from the attributes of its broadcast license. These attributes have a significant impact on the audience for network programming in a local television market compared to the national viewing patterns of the same network programming. These attributes and their impact on audiences can include:

•	The scarcity of broadcast licenses assigned by the FCC to a particular market determines how many television networks and other program sources are viewed in a particular market.

•	The length of time the broadcast license has allowed a station to operate. Television stations that have been broadcasting within a market for longer periods of time are generally viewed more often than newer television stations.

•	VHF stations (generally channels two to thirteen) are typically viewed more often than UHF stations (generally channels fifteen to sixty-nine) because (i) VHF stations have been broadcasting longer than UHF stations, (ii) UHF signals are generally weaker than VHF signals and (iii) because historically, in the early years of UHF operations, UHF stations had disadvantaged channel positions on TV receivers and cable systems compared to VHF stations.

•	The quality of the broadcast signal and geographic location of the broadcast station within a market impacts viewership. The viewership of a television station is influenced by a television station’s physical location. As an example, the value of being licensed to the largest city within a multi-city market has more value than being licensed to the smallest city within that market. A station’s broadcast power level, antenna height and antenna location all influence the overall quality of a television signal and therefore potential viewership of the station. All of these attributes are ultimately controlled by the broadcast license issued by the FCC.

•	The audience acceptance of the broadcast licensee’s local news programming and community involvement. A local television station’s news programming that attracts the largest audience in a market generally will provide a larger audience for its own network programming.

•	The quality of the other non-network programming carried by the television station. A local television station’s syndicated programming that attracts the largest audiences in a market generally will provide larger audience lead-ins to its network programming.

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

     In connection with the Company’s purchase of Gray MidAmerica Television in October 2002 and of KOLO-TV in December 2002 the Company acquired 16 television stations serving 14 markets. The methodology the Company used to value these stations was based on the Company’s evaluation of the broadcast licenses acquired and the characteristics of the markets in which they operated. The Company believes that in these specific markets the Company would be able to replace a network affiliation agreement with little or no economic loss to the television station. The Company bases this belief in part on the following:

•	Of the 14 markets that these newly acquired stations operate in, 10 of these markets have four or fewer commercial television stations including the station owned by the Company. In the remaining four markets, the Company’s stations operate on VHF channels; see the discussion of VHF channels below. Also, in those four remaining markets the Company’s stations all rank among the top three most viewed stations in the market for both local news viewing and for overall viewing of programming; see the discussion of audience viewing below. (The Company defines a commercial television station as a commercial broadcast station that BIA has reported receiving at least a 1% share of viewers, or more, in three of the four most recent rating periods.)

•	Of these 16 stations, the average length of time the broadcast license has allowed these stations to operate is 48 years with the shortest time period being 39 years and the longest time period being 54 years. Generally, networks desire to affiliate with established stations that have performed at a high level over time. Each of the stations acquired in 2002 have been continuously affiliated with at least one of the following major networks, ABC, CBS or NBC, for substantially all of the years the respective station has been broadcasting and have been consistently affiliated with the same major network on average for 42 years with the shortest time period being 17 years and the longest time period being 50 years.

•	Of these 16 stations, 13 stations broadcast on VHF channels and three stations broadcast on UHF channels. In the three markets in which the Company broadcasts on a UHF channel, there are four or fewer commercial television stations including the station owned by the Company in the market (see the discussion of the number of stations in a market above).

•	Of these 14 markets, two are considered by the Company to be multi-city markets and each of the Company’s station’s are licensed to the largest city within the multi-city market. Generally, a network would rather affiliate with a station that is licensed to the largest city within a multi-city market, because there are likely to be more viewers interested in the local news product of that station in comparison to stations licensed to smaller cities within the same market.

•	All 16 stations broadcast using power levels, antenna heights and antenna locations that produce high quality television signals that cover large geographic areas.

•	Within these 14 markets, each of the Company’s stations rank among the top three viewed stations in each market for both local news and also for overall programming. More specifically, of the 16 stations, the stations’ local news programming ranking and the stations’ overall audience ranking within the station’s market was number one or two at 13 of the stations and number three at three of the stations. The stations that have a number three ranking are all in a single market and operate as a parent station with two satellite stations (to better service smaller towns geographically distant from the primary station). (These audience rankings are based upon the Company’s review of market data for the November, July, May and February 2004 rating periods.)

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

		Percentage of Total
		Value reassigned to
		Network
	As	Affiliation Agreements
	Reported	50%	25%
	(In thousands, except per share data)
Balance Sheet (As of December 31, 2004):
Broadcast licenses	$926,739	$599,861	$763,300
Other intangible assets, net (including network affiliation agreements)	2,832	329,710	166,271

Statement of Operations (For the year ended December 31, 2004):
Amortization of intangible assets	975	32,887	16,931
Operating Income	113,207	81,296	97,251
Net income before cumulative effect of accounting change	44,285	12,374	28,329
Net Income	41,013	20,027	30,520
Net Income per share, basic	$0.83	$0.40	$0.61
Net Income per share, diluted	$0.82	$0.40	$0.61

     See Recent Accounting Pronouncements – Valuation of Intangible Assets below for clarification of the Securities and Exchange Commission (the “SEC”) Staff’s position concerning the use of the residual method.

     In future acquisitions, the valuation of the broadcast licenses and network affiliations may differ from the values of previous acquisitions due to the different characteristics of each station and the market in which it operates.

Income Taxes

     The Company has approximately $161 million in federal operating loss carryforwards, which expire during the years 2020 through 2024. Additionally, the Company has an aggregate of approximately $193 million of various state operating loss carryforwards. The utilization of a significant portion of the net operating losses is limited on an annual basis due to a change in ownership of both the Company and Gray MidAmerica Television. Management does not believe that these limitations will significantly impact the Company’s ability to utilize the federal net operating losses before they expire. Limitations on utilization may apply to approximately $85.4 million of certain state operating loss carryforwards. Accordingly, a valuation allowance has been provided to account for the potential limitations on utilization of certain state tax benefits.

Recent Accounting Pronouncements

Valuation of Intangible Assets

     At the September 2004 meeting of the Emerging Issues Task Force (“EITF”), the Securities and Exchange Commission (the “SEC”) observer clarified the SEC Staff’s position on the use of the residual method for valuation of acquired assets other than goodwill which is referred to as topic D-108. The SEC Staff believes that the residual method does not comply with the requirements of SFAS No. 141 when used to value certain intangible assets that arise from legal or contractual rights. Accordingly, the SEC Staff believes that the residual method should no longer be used to value intangible assets other than goodwill. Registrants should apply the income approach to such assets acquired in business combinations completed after September 29, 2004, and registrants who have applied the residual method to the valuation of intangible assets for the purpose of impairment testing shall perform an impairment test using an income approach on all intangible assets that were previously valued using the residual method no later than the beginning of their first fiscal year beginning after December 15, 2004. Impairment of intangible assets recognized upon application of an income approach, including the associated deferred tax effects, should be recorded as a cumulative effect of a change in accounting principle. Early adoption of an income approach is encouraged. As mentioned above, television broadcast licenses acquired by the Company prior to January 1, 2002 were valued using the residual value methodology. Effective January 1, 2005, the Company will adopt the provisions of this announcement and perform a valuation assessment of its Federal Communication Commission licenses using the income approach. The Company is continuing to evaluate the impact of the change in accounting principal. However, based on preliminary valuation analysis reports from an independent third party, the Company does not expect that the adoption of this pronouncement will require the Company to record an impairment charge in the first quarter of 2005.

Share-Based Payment

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123(R)), that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123(R) eliminates the ability to account for share-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and generally would require instead that such transactions be accounted for using a fair-value-based method. The Company is currently evaluating SFAS 123(R) to determine which fair-value-based model and transitional provision it will follow upon adoption. The options for transition methods as prescribed in SFAS 123(R) include either the modified prospective or the modified retrospective methods. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock as the requisite service is rendered beginning with the first quarter of adoption, while the modified retrospective method would record compensation expense for stock options and restricted stock beginning with the first period restated. Under the modified retrospective method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. SFAS 123(R) will be effective for the Company beginning in its third quarter of fiscal 2005. Although the Company will continue to evaluate the application of SFAS 123(R), based on options issued and outstanding at present, the Company expects that the expense will be between $250,000 and $400,000 for the year ended December 31, 2005.

American Jobs Creation Act of 2004

     On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the “Act”). The Act provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. The Company is currently evaluating which of its operations may qualify as “qualified domestic production activities” under the Act and thus the financial effect that the Act may or may not have upon the Company.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

     Based on the Company’s floating rate debt outstanding at December 31, 2004, a 100 basis point increase in market interest rates would increase the Company’s interest expense and decrease the Company’s income before income taxes for the year by approximately $3.8 million.

     The fair market value of long-term fixed interest rate debt is also subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of the Company’s total long-term debt at December 31, 2004 was approximately $694.5 million, which was approximately $38.6 million more than its carrying value. A hypothetical 100 basis point decrease in the prevailing interest rates at December 31, 2004 would result in an increase in fair value of total long-term debt by approximately $10.3 million. Fair market values are determined from quoted market prices where available or based on estimates made by investment bankers.

Item 8. Financial Statements and Supplementary Data.

Management’s Report on Internal Control Over Financial Reporting

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Gray Television, Inc.:

We have completed an integrated audit of Gray Television, Inc.’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Gray Television, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note A, the Company adopted Statement of Financial Accounting Standard No. 142 , Goodwill and Other Intangible Assets, effective January 1, 2002 and, accordingly, changed its method of accounting for goodwill and other intangible assets.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing herein, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal controls, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Atlanta, Georgia
March 14, 2005

GRAY TELEVISION, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$50,566	$11,947
Trade accounts receivable, less allowance for doubtful accounts of $947 and $1,145, respectively	56,964	55,215
Inventories	1,101	1,521
Current portion of program broadcast rights, net	7,679	7,487
Related party receivable	1,411	-0-
Other current assets	2,188	1,865

Total current assets	119,909	78,035

Property and equipment:
Land	18,394	17,606
Buildings and improvements	37,225	34,325
Equipment	200,474	186,225

	256,093	238,156
Accumulated depreciation	(113,884)	(104,197)

	142,209	133,959

Deferred loan costs, net	12,101	13,112
Broadcast licenses	926,739	925,711
Goodwill	153,858	153,858
Other intangible assets, net	2,832	3,807
Investment in broadcasting company	13,599	13,599
Related party receivable	-0-	1,610
Other	2,222	1,638

Total assets	$1,373,469	$1,325,329

GRAY TELEVISION, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands)

	December 31,
	2004	2003
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$3,276	$2,383
Employee compensation and benefits	12,389	10,229
Current portion of accrued pension costs	2,685	1,593
Accrued interest	4,233	4,040
Other accrued expenses	7,710	10,083
Dividends payable	5,871	-0-
Federal and state income taxes	1,063	-0-
Current portion of program broadcast obligations	9,225	8,976
Acquisition related liabilities	1,231	1,678
Deferred revenue	2,386	3,022
Unrealized loss on derivatives	-0-	210
Current portion of long-term debt	3,823	124

Total current liabilities	53,892	42,338

Long-term debt, less current portion	652,082	655,778
Program broadcast obligations, less current portion	852	1,014
Deferred income taxes	242,988	217,666
Other	6,415	6,482

Total liabilities	956,229	923,278

Commitments and contingencies (Note J)

Redeemable Serial Preferred Stock, no par value; cumulative; convertible; designated 5 shares, issued and outstanding 4 shares ($39,640 and $40,000 aggregate liquidation value, respectively)	39,003	39,276

Stockholders’ equity:
Common Stock, no par value; authorized 100,000 and 50,000 shares, respectively; issued 44,787 and 44,032 shares, respectively	402,162	392,436
Class A Common Stock, no par value; authorized 15,000 shares; issued 7,332 shares, respectively	11,037	11,037
Retained earnings (deficit)	11,669	(17,500)
Accumulated other comprehensive loss, net of tax	(1,414)	(126)
Unearned compensation	(1,056)	(1,357)

	422,398	384,490
Treasury Stock at cost, Common, 1,693 and 12 shares, respectively	(21,934)	(200)
Treasury Stock at cost, Class A Common, 1,566 and 1,501 shares, respectively	(22,227)	(21,515)

Total stockholders’ equity	378,237	362,775

Total liabilities and stockholders’ equity	$1,373,469	$1,325,329

See accompanying notes.

GRAY TELEVISION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except for per share data)

	Year Ended December 31,
	2004	2003	2002
Operating revenues:
Broadcasting (less agency commissions)	$293,273	$243,061	$146,714
Publishing and other	53,294	52,310	51,926

	346,567	295,371	198,640

Expenses:
Operating expenses before depreciation, amortization and (gain) loss on disposal of assets, net:
Broadcasting	158,305	145,721	81,996
Publishing and other	38,701	37,566	37,381
Corporate and administrative	11,662	8,460	5,607
Depreciation	23,656	21,715	15,564
Amortization of intangible assets	975	5,622	2,164
Amortization of restricted stock award	512	454	-0-
(Gain) loss on disposals of assets, net	(451)	1,155	699

	233,360	220,693	143,411

Operating income	113,207	74,678	55,229
Appreciation in value of derivatives, net	-0-	-0-	1,581
Miscellaneous income, net	1,016	20	303
Interest expense	(41,974)	(43,337)	(35,674)
Loss on early extinguishment of debt	-0-	-0-	(16,838)

Income before income taxes and cumulative effect of accounting change	72,249	31,361	4,601
Income tax expense	27,964	17,337	1,896

Net income before cumulative effect of accounting change	44,285	14,024	2,705
Cumulative effect of accounting change, net of income tax benefit of $13,215	-0-	-0-	(26,646)

Net income (loss)	44,285	14,024	(23,941)
Preferred dividends (includes accretion of issuance cost of $87, $87 and $58 for 2004, 2003 and 2002, respectively)	3,272	3,287	2,461
Preferred dividends associated with the redemption of preferred stock	-0-	-0-	3,969

Net income (loss) available to common stockholders	$41,013	$10,737	$(30,371)

Basic per share information:
Net income (loss) before cumulative effect of accounting change available to common stockholders	$0.83	$0.21	$(0.17)
Cumulative effect of accounting change, net of income taxes	(0.00)	(0.00)	(1.20)

Net income (loss) available to common stockholders	$0.83	$0.21	$(1.37)

Weighted average shares outstanding	49,643	50,111	22,127

Diluted per share information:
Net income (loss) before cumulative effect of accounting change available to common stockholders	$0.82	$0.21	$(0.17)
Cumulative effect of accounting change, net of income taxes	(0.00)	(0.00)	(1.20)

Net income (loss) available to common stockholders	$0.82	$0.21	$(1.37)

Weighted average shares outstanding	50,170	50,535	22,127

See accompanying notes.

GRAY TELEVISION, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(in thousands except for number of shares)

	Series A											Accumulated
	and Series B		Class A				Retained	Class A		Common		Other
	Preferred Stock		Common Stock		Common Stock		Earnings	Treasury Stock		Treasury Stock		Comprehensive	Unearned
	Shares	Amount	Shares	Amount	Shares	Amount	(Deficit)	Shares	Amount	Shares	Amount	Income (Loss)	Compensation	Total

Balance at December 31, 2001	861	$4,637	7,331,574	$15,969	8,792,227	$117,635	$8,090	(483,107)	$(4,135)	-0-	$0-	$-0-	$-0-	$142,196
Net loss	-0-	-0-	-0-	-0-	-0-	-0-	(23,941)	-0-	-0-	-0-	-0-	-0-	-0-	(23,941)
Common Stock cash dividends ($0.08) per share	-0-	-0-	-0-	-0-	-0-	-0-	(1,949)	-0-	-0-	-0-	-0-	-0-	-0-	(1,949)
Preferred Stock dividends	-0-	-0-	-0-	-0-	-0-	-0-	(2,461)	-0-	-0-	-0-	-0-	-0-	-0-	(2,461)
Issuance of Common Stock:
Public offering	-0-	-0-	-0-	-0-	34,500,000	266,473	-0-	-0-	-0-	-0-	-0-	-0-	-0-	266,473
401(k) plan	-0-	-0-	-0-	-0-	65,472	753	-0-	-0-	-0-	-0-	-0-	-0-	-0-	753
Non-qualified stock plan	-0-	-0-	-0-	-0-	78,005	792	-0-	-0-	-0-	-0-	-0-	-0-	-0-	792
Income tax benefits relating to stock plans	-0-	-0-	-0-	-0-	-0-	109	-0-	-0-	-0-	-0-	-0-	-0-	-0-	109
Redemption of series A and series B preferred stock	(861)	(4,637)	-0-	-0-	-0-	-0-	(3,969)	-0-	-0-	-0-	-0-	-0-	-0-	(8,606)

Balance at December 31, 2002	-0-	-0-	7,331,574	15,969	43,435,704	385,762	(24,230)	(483,107)	(4,135)	-0-	-0-	-0-	-0-	373,366

Net income	-0-	-0-	-0-	-0-	-0-	-0-	14,024	-0-	-0-	-0-	-0-	-0-	-0-	14,024
Unrealized loss on derivatives, net of income taxes	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	(126)	-0-	(126)

Comprehensive income														13,898
Common Stock cash dividends ($0.08) per share	-0-	-0-	-0-	-0-	-0-	-0-	(4,007)	-0-	-0-	-0-	-0-	-0-	-0-	(4,007)
Preferred Stock dividends	-0-	-0-	-0-	-0-	-0-	-0-	(3,287)	-0-	-0-	-0-	-0-	-0-	-0-	(3,287)
Issuance of Common Stock:
401(k) plan	-0-	-0-	-0-	-0-	172,096	1,899	-0-	-0-	-0-	-0-	-0-	-0-	-0-	1,899
Non-qualified stock plan	-0-	-0-	-0-	-0-	279,170	2,741	-0-	-0-	-0-	-0-	-0-	-0-	-0-	2,741
Directors’ stock plan	-0-	-0-	-0-	-0-	168	2	-0-	-0-	-0-	-0-	-0-	-0-	-0-	2
Directors’ restricted stock plan	-0-	-0-	-0-	-0-	45,000	439	-0-	-0-	-0-	-0-	-0-	-0-	(439)	-0-
Officer’s restricted stock plan	-0-	-0-	-0-	-0-	100,000	1,372	-0-	-0-	-0-	-0-	-0-	-0-	(1,372)	-0-
Amortization of unearned compensation	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	454	454
Cost of stock issuance	-0-	-0-	-0-	-0-	-0-	(195)	-0-	-0-	-0-	-0-	-0-	-0-	-0-	(195)
Purchase of Common Stock from related party	-0-	-0-	-0-	-0-	-0-	-0-	-0-	(1,017,647)	(17,380)	(11,750)	(200)	-0-	-0-	(17,580)
Purchase of warrants from related party	-0-	-0-	-0-	(4,932)	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	(4,932)
Income tax benefits relating to stock plans	-0-	-0-	-0-	-0-	-0-	416	-0-	-0-	-0-	-0-	-0-	-0-	-0-	416

Balance at December 31, 2003	-0-	$-0-	7,331,574	$11,037	44,032,138	$392,436	$(17,500)	(1,500,754)	$(21,515)	(11,750)	$(200)	$(126)	$(1,357)	$362,775

See accompanying notes.

GRAY TELEVISION, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (Continued)
(in thousands except for number of shares)

	Series A											Accumulated
	and Series B		Class A				Retained	Class A		Common		Other
	Preferred Stock		Common Stock		Common Stock		Earnings	Treasury Stock		Treasury Stock		Comprehensive	Unearned
	Shares	Amount	Shares	Amount	Shares	Amount	(Deficit)	Shares	Amount	Shares	Amount	Income (Loss)	Compensation	Total

Balance at December 31, 2003 (continued)	-0-	$-0-	7,331,574	$11,037	44,032,138	$392,436	$(17,500)	(1,500,754)	$(21,515)	(11,750)	$(200)	$(126)	$(1,357)	$362,775

Net income	-0-	-0-	-0-	-0-	-0-	-0-	44,285	-0-	-0-	-0-	-0-	-0-	-0-	44,285
Gain on derivatives, net of income taxes	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	126	-0-	126
Recognition of minimum pension liability, net of income taxes	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	(1,414)	-0-	(1,414)

Comprehensive income														42,997

Common Stock cash dividends ($0.12) per share	-0-	-0-	-0-	-0-	-0-	-0-	(5,973)	-0-	-0-	-0-	-0-	-0-	-0-	(5,973)
Common Stock special cash dividends ($0.12) per share	-0-	-0-	-0-	-0-	-0-	-0-	(5,871)	-0-	-0-	-0-	-0-	-0-	-0-	(5,871)
Preferred Stock dividends	-0-	-0-	-0-	-0-	-0-	-0-	(3,272)	-0-	-0-	-0-	-0-	-0-	-0-	(3,272)
Issuance of Common Stock:
401(k) plan	-0-	-0-	-0-	-0-	214,843	3,155	-0-	-0-	-0-	-0-	-0-	-0-	-0-	3,155
Non-qualified stock plan	-0-	-0-	-0-	-0-	524,585	5,540	-0-	-0-	-0-	-0-	-0-	-0-	-0-	5,540
Directors’ restricted stock plan	-0-	-0-	-0-	-0-	15,000	211	-0-	-0-	-0-	-0-	-0-	-0-	(211)	-0-
Amortization of unearned compensation	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	512	512
Purchase of Common Stock	-0-	-0-	-0-	-0-	-0-	-0-	-0-	(65,000)	(712)	(1,606,400)	(20,594)	-0-	-0-	(21,306)
Purchase of Common Stock from a director	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	(75,000)	(1,140)	-0-	-0-	(1,140)
Income tax benefits relating to stock plans	-0-	-0-	-0-	-0-	0-	820	-0-	-0-	-0-	-0-	-0-	-0-	-0-	820

Balance at December 31, 2004	-0-	$-0-	7,331,574	$11,037	44,786,566	$402,162	$11,669	(1,565,754)	$(22,227)	(1,693,150)	$(21,934)	$(1,414)	$(1,056)	$378,237

See accompanying notes.

GRAY TELEVISION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2004	2003	2002
Operating activities
Net income (loss)	$44,285	$14,024	$(23,941)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	23,656	21,715	15,564
Amortization of intangible assets	975	5,622	2,164
Amortization of deferred loan costs	1,831	1,796	1,526
Amortization of restricted stock award	512	454	-0-
Amortization of program broadcast rights	11,137	11,136	6,324
Payments on program broadcast obligations	(11,055)	(10,967)	(6,421)
Write off loan acquisition costs from early extinguishment of debt	-0-	-0-	8,593
Common Stock contributed to 401(K) Plan	2,559	2,495	753
Deferred income taxes	25,472	16,205	1,201
Depreciation in value of derivatives, net	-0-	-0-	(1,581)
Intangible adjustment, net	-0-	-0-	26,646
(Gain) loss on disposal of assets, net	(451)	1,155	699
Other	99	109	55
Changes in operating assets and liabilities, net of business acquisitions:
Trade accounts receivable	(1,749)	(628)	(1,732)
Recoverable income taxes	18	216	5
Inventories	420	(343)	(415)
Other current assets	(167)	(184)	288
Trade accounts payable	893	(3,660)	890
Employee compensation, benefits and pension costs	3,079	561	3,446
Accrued expenses	70	(371)	(282)
Accrued interest	193	2,920	(6,753)
Income taxes payable	1,733	-0-	-0-
Deferred revenue, including non-current portion	(774)	62	144

Net cash provided by operating activities	102,736	62,317	27,173

Investing activities
Restricted cash for redemption of long-term debt	-0-	-0-	168,557
Acquisition of television businesses and licenses, net of cash acquired	(1,023)	(819)	(554,205)
Purchases of property and equipment	(36,295)	(22,306)	(14,970)
Proceeds from asset sales	1,392	435	272
Payments on purchase liabilities	(1,818)	(8,386)	(558)
Other	192	(1,920)	(32)

Net cash used in investing activities	(37,552)	(32,996)	(400,936)

Financing activities
Proceeds from borrowings on long-term debt	937	16,000	481,272
Repayments of borrowings on long-term debt	(1,079)	(18,491)	(379,131)
Deferred loan costs	(819)	(1,152)	(9,570)
Dividends paid, net of accreted preferred dividend	(9,158)	(7,207)	(4,351)
Income tax benefit relating to stock plans	820	416	109
Proceeds from issuance of Common Stock	5,540	2,658	267,265
Proceeds from issuance of Serial Redeemable Preferred Stock	-0-	-0-	30,532
Purchase of Common Stock	(21,306)	-0-	-0-
Redemption of Preferred Stock	-0-	-0-	(6)
Purchase of Common Stock from related party	(1,140)	(17,581)	-0-
Purchase of Preferred Stock from related party	(360)	-0-	-0-
Purchase of warrants from related party	-0-	(4,932)	-0-

Net cash provided by (used in) financing activities	(26,565)	(30,289)	386,120

Increase (decrease) in cash and cash equivalents	38,619	(968)	12,357
Cash and cash equivalents at beginning of year	11,947	12,915	558

Cash and cash equivalents at end of year	$50,566	$11,947	$12,915

See accompanying notes

A.	Description of Business and Summary of Significant Accounting Policies

Description of Business

     As of December 31, 2004, the Company operated in three reportable segments: broadcasting, publishing and paging. The broadcasting segment consists of 30 television stations serving 26 markets in 19 states. The publishing segment consists of five daily newspapers. Four of the five newspapers are located in Georgia and the fifth newspaper is located in Indiana. The paging segment consists of a wireless messaging and paging business operating in Georgia, Florida and Alabama. The Company’s executive offices are located in Atlanta, Georgia.

Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Revenue Recognition

     Broadcasting advertising revenue is generated primarily from the sale of television advertising time. Broadcast network compensation is generated by payments from the broadcast networks to the Company. Publishing revenue is generated primarily from circulation and advertising revenue. Paging revenue results primarily from the sale of pagers, cellular telephones and related services. Advertising revenue is billed to the customer and recognized when the advertisement is aired or published. Broadcast network compensation is recognized on a straight line basis over the life of the contract. The Company bills its customers in advance for newspaper subscriptions and paging services and the related revenues are recognized over the period the service is provided on the straight-line basis. Revenue from the sale of cellular telephones and pagers is recognized at the time of sale.

Barter Transactions

     The Company accounts for trade barter transactions involving the exchange of tangible goods or services with its customers. The revenue is recorded at the time the advertisement is broadcast and the expense is recorded at the time the goods or services are used. The revenue and expense associated with these transactions are based on the fair value of the assets or services received. Trade barter revenue and expense recognized by the Company for each of the years ended December 31, 2004, 2003 and 2002 is as follows (amounts in thousands):

	Year Ended December 31,
	2004	2003	2002
Trade barter revenue	$3,017	$2,988	$2,222
Trade barter expense	(2,945)	(2,915)	(2,164)

	$72	$73	$58

     In accordance with the Financial Accounting Standards Board’s (the “FASB”) Statement No. 63, Financial Reporting by Broadcasters, the Company does not account for barter revenue and related barter expense generated from network programming. The Company does not account for barter revenue and related barter expense generated from syndicated programming. Management of the Company believes that barter revenue and related expense generated from syndicated programming is immaterial. Furthermore, any such barter revenue recognized would then require the recognition of an equal amount of barter expense. The recognition of these amounts would have no effect upon net income.

A.	Description of Business and Summary of Significant Accounting Policies (Continued)

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

     Cash equivalents consist of highly liquid investments that are readily convertible to known amounts of cash and have a maturity of three months or less when purchased.

Allowance for Doubtful Accounts Receivable

     The Company records a provision for doubtful accounts based on a percentage of local revenue receivables that are over sixty days old and a percentage of national revenue receivables that are over ninety days old. The Company recorded expenses for this allowance of $613,000, $536,000 and $872,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

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

Property and Equipment

     Property and equipment are carried at cost. Depreciation is computed principally by the straight-line method. Buildings, towers, improvements and equipment are generally depreciated over estimated useful lives of approximately 35 years, 20 years, 10 years and 5 years, respectively. Maintenance, repairs and minor replacements are charged to operations as incurred; major replacements and betterments are capitalized. The cost of any assets sold or retired and related accumulated depreciation are removed from the accounts at the time of disposition, and any resulting profit or loss is reflected in income or expense for the period.

Deferred Loan Costs

     Loan acquisition costs are amortized over the life of the applicable indebtedness using a straight-line method which approximates the effective interest method.

A.	Description of Business and Summary of Significant Accounting Policies (Continued)

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

Stock-Based Compensation

     FASB Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123 (“SFAS 148”), amends the disclosure requirements of FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), to require more prominent disclosure in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

     The Company currently applies APB Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations in accounting for its stock option plans. Under APB 25, compensation expense is based on the difference, if any, on the date of grant, between the fair value of the Company’s stock and the exercise price. Had compensation expense related to the Company’s outstanding options been determined based on the fair value at the grant dates consistent with SFAS 123, net income (loss) available to common stockholders and earnings per share would be as reflected below (in thousands, except per common share data):

	Year Ended December 31,
	2004	2003	2002
Net income (loss) available to common stockholders, as reported	$41,013	$10,737	$(30,371)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	-0-	-0-	-0-
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(908)	(1,477)	(877)

Net income (loss) available to common stockholders, pro forma	$40,105	$9,260	$(31,248)

Net income (loss) available to common stockholders per share:

Basic, as reported	$0.83	$0.21	$(1.37)
Basic, pro forma	$0.81	$0.18	$(1.41)

Diluted, as reported	$0.82	$0.21	$(1.37)
Diluted, pro forma	$0.80	$0.18	$(1.41)

A.	Description of Business and Summary of Significant Accounting Policies (Continued)

Stock-Based Compensation (Continued)

     The fair value for the options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2004, 2003 and 2002 respectively: risk-free interest rates of 3.53%, 3.14% and 2.07%; dividend yields of 0.90%, 0.71% and 0.81%; volatility factors of the expected market price of the Company’s Common Stock of 0.30, 0.30 and 0.37; and a weighted-average expected life of the options of 3.4, 4.1 and 4.5 years.

Accounting for Derivatives

     The Company may use swap agreements to convert a portion of its variable rate debt to a fixed rate basis, thus hedging against interest rate fluctuations. These hedging activities may be transacted with one or more highly-rated institutions, reducing the exposure to credit risk in the event of nonperformance by the counter-party.

     As of December 31, 2004, the Company is not engaged in any interest rate swap agreements. During 2003, the Company entered into four interest rate swap agreements which expired in November 2004. These agreements converted a combined notional amount of $50.0 million of floating rate debt under the senior credit facility to fixed rate debt. These swap agreements fixed the LIBOR component of the total interest rate charged on this portion of the Company’s debt at a weighted average fixed rate of 1.87%.

     The Company recognizes interest differentials from the interest rate swap agreements as adjustments to interest expense in the period they occur. The differential paid or received as interest rates change is accrued and recognized as an adjustment to interest expense. The amount payable to, or receivable from, counter-parties is included in liabilities or assets. The fair value of the swap agreements is recognized in the financial statements as a current liability.

Concentration of Credit Risk

     The Company provides print advertising and advertising air-time to national and local advertisers within the geographic areas in which the Company operates. Credit is extended based on an evaluation of the customer’s financial condition, and generally advance payment is not required. Credit losses are provided for in the financial statements and consistently have been within management’s expectations.

     For the year ended December 31, 2004, approximately 25% and 10% of the Company’s broadcast revenue was obtained from advertising sales to automotive and restaurant customers, respectively. Although, the Company’s revenues could be affected by changes within these industries, this risk is in part mitigated by the diversity of companies from which these revenues are obtained. Furthermore, the Company’s large geographic operating area partially mitigates the effect upon the Company from regional economic changes.

     The Company’s cash and cash equivalents are held by a single major financial institution; however, risk of loss is mitigated by the size and the financial health of the institution.

Fair Value of Financial Instruments

     The estimated fair value of the Company’s long-term debt at December 31, 2004 and 2003 was $694.5 million and $692.8 million, respectively. Estimated fair market value of the 9 1/4% senior

A.	Description of Business and Summary of Significant Accounting Policies (Continued)

Fair Value of Financial Instruments (Continued)

subordinated notes is based upon recent trading activity. The estimated fair market value of the senior credit facility approximates recorded value as a result of the facility’s market interest rate. Currently, the Company does not anticipate settlement of long-term debt at other than book value. The fair value of other financial instruments classified as current assets or liabilities approximates their carrying value.

Earnings Per Share

     Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding during the period. The weighted-average number of common shares outstanding does not include unvested restricted shares. These shares, although classified as issued and outstanding, are considered contingently returnable until the restrictions lapse and will not be included in the basic earnings per share calculation until the shares are vested. Diluted earnings per share is computed by giving effect to all dilutive potential common shares, including restricted stock and stock options. A reconciliation of the numerator and denominator used in the calculation of historical basic and diluted earnings per share follows (in thousands):

	Year Ended December 31,
	2004	2003	2002
Net income before cumulative effect of accounting change	$44,285	$14,024	$2,705
Preferred dividends	3,272	3,287	2,461
Preferred dividends associated with redemption of preferred stock	-0-	-0-	3,969

Net income (loss) before cumulative effect of accounting change available to common stockholders	$41,013	$10,737	$(3,725)

Weighted average shares outstanding – basic	49,643	50,111	22,127
Stock options, restricted stock and warrants	527	424	-0-

Weighted average shares outstanding – diluted	50,170	50,535	22,127

     For the years ended December 31, 2004 and 2003, the Company generated net income; therefore, common stock equivalents related to employee stock-based compensation plans, warrants and convertible preferred stock were included in the computation of diluted earnings per share to the extent that their exercise costs and conversion prices exceeded market value. For the year ended December 31, 2002, the Company incurred a net loss before cumulative effect of accounting change available to common stockholders. As a result, all common stock equivalents related to employee stock-based compensation plans, warrants and convertible preferred stock that could potentially dilute basic earnings per share in the future were not included in the computation of diluted earnings per share as they would have an antidilutive effect for the period. The number of antidilutive common stock equivalents excluded from diluted earnings per share for the respective periods are as follows (in thousands):

	Year Ended December 31,
	2004	2003	2002
Antidilutive common stock equivalents excluded from diluted earnings per share	4,477	5,120	6,993

A.	Description of Business and Summary of Significant Accounting Policies (Continued)

Investment in Broadcasting Company

     The Company has an investment in Sarkes Tarzian, Inc. (“Tarzian”) whose principal business is the ownership and operation of two television stations. The investment represents 33.5% of the total outstanding common stock of Tarzian (both in terms of the number of shares of common stock outstanding and in terms of voting rights), but such investment represents 73% of the equity of Tarzian for purposes of dividends if paid as well as distributions in the event of any liquidation, dissolution or other sale of Tarzian. This investment is accounted for under the cost method of accounting and reflected as a non-current asset. The Company has no commitment to fund operations of Tarzian and has neither representation on Tarzian’s board of directors nor any other influence over Tarzian’s management. The Company believes the cost method is appropriate to account for this investment given the existence of a single voting majority shareholder, the lack of management influence and litigation concerning the Tarzian shares. See Note J. “Commitments and Contingencies” for further discussion of the Tarzian investment.

Valuation and Impairment Testing of Intangible Assets

     Approximately $1.1 billion, or 79%, of the Company’s total assets as of December 31, 2004 consist of unamortized intangible assets, principally broadcast licenses and goodwill.

     Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “’Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 requires companies to discontinue amortizing goodwill and certain intangible assets with indefinite useful lives. Instead, SFAS 142 requires that goodwill and intangible assets deemed to have indefinite useful lives be reviewed for impairment upon adoption of SFAS 142 and annually thereafter. The Company performs its annual impairment review during the fourth quarter of each year or whenever events or changes in circumstances indicate that such assets might be impaired. Upon adoption of SFAS 142, the Company recorded a one-time, non-cash charge of approximately $39.9 million ($26.6 million after income taxes) to reduce the carrying value of its goodwill and broadcast licenses. Such charge is reflected as a cumulative effect of an accounting change in the accompanying consolidated statements of operations for the year ended December 31, 2002.

     The Company has relatively few intangible assets aside from its broadcast licenses and goodwill, each of which is an indefinite lived asset. Accordingly, upon adoption of SFAS 142 on January 1, 2002, the Company ceased amortizing these assets. Other separately identified definite lived intangible assets include certain consulting and or non-compete agreements, advertising contracts, employment agreements, trademarks and network affiliation agreements.

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

A.	Description of Business and Summary of Significant Accounting Policies (Continued)

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

     The Company reviews the paging business, each newspaper and each television station acquired after January 1, 2002 for possible goodwill impairment by comparing the estimated market value of each respective reporting unit to the carrying value of that reporting unit’s net assets. If the estimated market values exceed the net assets, no goodwill impairment is deemed to exist. If the fair value of the reporting unit does not exceed the carrying value of that reporting unit’s net assets, goodwill impairment is deemed to exist. The Company then performs, on a notional basis, a purchase price allocation applying the guidance of Statements of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”) by allocating the reporting unit’s fair value to the fair value of all tangible and identifiable intangible assets with residual fair value representing the implied fair value of goodwill of that reporting unit. The carrying value of goodwill for the reporting unit is written down to this implied value.

     The Company tests the broadcast license of any television station acquired after 2001 for impairment using an income approach, which is consistent with the manner in which such licenses are valued when they were acquired. As discussed above, prior to January 1, 2002 the Company valued the broadcast licenses of its acquired television stations as the residual asset, analogous to “goodwill”. For those television stations and paging segment, the Company tests the broadcast licenses for possible impairment by performing, on a notional basis, a purchase price allocation applying the guidance of SFAS 141 by allocating the reporting unit’s fair value to the fair value of all tangible and identifiable intangible assets (other than the license) with residual fair value representing the implied fair value of the license. If the carrying value of the broadcast license exceeds the implied value, an impairment charge is recognized. See Recent Accounting Pronouncements – Valuation of Intangible Assets of this note for clarification of the Securities and Exchange Commission (the “SEC”) Staff’s position concerning the use of the residual method.

Recent Accounting Pronouncements

     Valuation of Intangible Assets - At the September 2004 meeting of the Emerging Issues Task Force (“EITF”), SEC Observer clarified the SEC Staff’s position on the use of the residual method for valuation of acquired assets other than goodwill which is referred to as topic D-108. The SEC Staff believes that the residual method does not comply with the requirements of SFAS No. 141 when used to value certain intangible assets that arise from legal or contractual rights. Accordingly, the SEC Staff believes that the residual method should no longer be used to value intangible assets other than goodwill. Registrants should apply the income approach to such assets acquired in business combinations completed after September 29, 2004, and registrants who have applied the residual method to the valuation of intangible assets for the purpose of impairment testing shall perform an impairment test using an income approach on all intangible assets that were previously valued using the residual method no later than the beginning of their first fiscal year beginning after December 15, 2004. Impairment of intangible assets recognized upon application of an income approach, including the associated deferred tax effects, should be recorded as a cumulative effect of a change in accounting principle. Early adoption of an income approach is encouraged. As mentioned above, television broadcast licenses acquired by the Company prior to

A.	Description of Business and Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements(Continued)

January 1, 2002 were valued using the residual value methodology. Effective January 1, 2005, the Company will adopt the provisions of this announcement and perform a valuation assessment of its Federal Communications Commission (the “FCC”) licenses using the income approach. The Company is continuing to evaluate the impact of the change in accounting principal. However, based on preliminary valuation analysis reports from an independent third party, the Company does not expect that the adoption of this pronouncement will require the Company to record an impairment charge in the first quarter of 2005.

     Share-Based Payment - In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123(R)), that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123(R) eliminates the ability to account for share-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and generally would require instead that such transactions be accounted for using a fair-value-based method. The Company is currently evaluating SFAS 123(R) to determine which fair-value-based model and transitional provision it will follow upon adoption. The options for transition methods as prescribed in SFAS 123(R) include either the modified prospective or the modified retrospective methods. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock as the requisite service is rendered beginning with the first quarter of adoption, while the modified retrospective method would record compensation expense for stock options and restricted stock beginning with the first period restated. Under the modified retrospective method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. SFAS 123(R) will be effective for the Company beginning in its third quarter of fiscal 2005. Although the Company will continue to evaluate the application of SFAS 123(R), based on options issued and outstanding at present, the Company expects that the expense will be between $250,000 and $400,000 for the year ended December 31, 2005.

     American Jobs Creation Act of 2004 - On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the “Act”). The Act provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. The Company is currently evaluating which of its operations may qualify as “qualified domestic production activities” under the Act and thus the financial effect that the Act may or may not have upon the Company.

Reclassifications

     Certain prior year amounts in the accompanying condensed consolidated financial statements have been reclassified to conform with the 2004 presentation.

B.	Purchase of Federal Communications License

     On August 17, 2004, the Company completed the acquisition of a FCC television license for WCAV-TV, Channel 19, in Charlottesville, Virginia from Charlottesville Broadcasting Corporation. Gray’s cost to acquire that FCC license was approximately $1 million. CBS, Inc. has agreed to a ten-year affiliation agreement to allow Gray to operate WCAV-TV as a CBS-affiliated station.

B.	Purchase of Federal Communications License (Continued)

     Gray also has an FCC license to operate a low power television station, WVAW-TV, in the Charlottesville, Virginia television market. The American Broadcasting Company has agreed to an affiliation agreement expiring December 31, 2013 to allow Gray to operate WVAW-TV as an ABC affiliate.

     Both WCAV-TV and WVAW-TV began broadcasting in August 2004. Gray’s total cost to construct the combined broadcast facilities for both stations is currently estimated to be approximately $7.0 million. As of December 31, 2004 the majority of such construction costs had been incurred and paid.

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

     The following table summarizes the fair values of the assets acquired and the liabilities assumed at the respective dates of the acquisitions for KOLO-TV and Gray MidAmerica Television (in thousands):

C.	Business Acquisitions (Continued)

2002 Acquisitions (Continued)

	Gray
	MidAmerica
	Television	KOLO-TV
Cash	$1,254
Accounts receivable	21,284	$2,032
Current portion of program broadcast rights	4,288	490
Other current assets	1,249	30
Property and equipment	60,425	9,186
Other long-term assets	966	10
Intangibles	564,491	33,498
Trade payables and accrued expenses	(3,954)	(760)
Current portion of program broadcast obligations	(5,841)	(561)
Deferred revenue	(695)	(169)
Current portion of notes payable		-0-
	(819)
Deferred tax liabilities	(111,048)	-0-
Other acquisition liabilities	(10,752)	(1,860)
Long-term portion of program broadcast obligations	(712)	-0-
Long-term portion of notes payable	(3,672)	-0-

Total purchase price including expenses	$516,464	$41,896

Detail of intangible assets:
Intangible assets not subject to amortization:
Broadcast licenses	$419,762	$30,465
Goodwill	134,561	2,517
Intangible assets subject to amortization	10,168	516

	$564,491	$33,498

     Of the total goodwill recorded in association with the acquisitions of Gray MidAmerica Television and KOLO-TV, $8.7 million is expected to be deductible for income tax purposes. The weighted average useful life for all intangible assets subject to amortization that were acquired in 2002 is 5.4 years.

Pro Forma Operating Results (Unaudited)

     This unaudited pro forma operating data does not purport to represent what the Company’s actual results of operations would have been had the Company acquired Gray MidAmerica Television and KOLO-TV on January 1, 2002, and should not serve as a forecast of the Company’s operating results for any future periods. The pro forma adjustments are based solely upon certain assumptions that management believes are reasonable under the circumstances at this time. Unaudited pro forma operating data for the year ended December 31, 2002, are as follows (in thousands, except per common share data):

C.	Business Acquisitions (Continued)

Pro Forma Operating Results (Unaudited)(Continued)

Pro Forma
Year Ended
December 31, 2002
(Unaudited)
Operating revenues	$305,750
Operating income	89,860
Net income before cumulative effect of accounting change	15,460
Cumulative effect of accounting change, net of income tax benefit of $13,215	(26,646)
Net loss	(11,186)
Preferred dividends	2,461
Preferred dividends associated with the redemption of preferred stock	3,969
Net loss available to common stockholders	$(17,616)

Basic per share information:
Net income before cumulative effect of accounting change available to common stockholders	$0.18
Cumulative effect of accounting change, net of income taxes	(0.53)

Loss available to common stockholders	$(0.35)

Weighted average shares outstanding	50,212

Diluted per share information:
Net income before cumulative effect of accounting change available to common stockholders	$0.18
Cumulative effect of accounting change, net of income taxes	(0.53)

Loss available to common stockholders	$(0.35)

Weighted average shares outstanding	50,462

     The pro forma results presented above include adjustments to reflect (i) additional interest expense associated with debt to finance the respective acquisitions, (ii) depreciation and amortization of assets acquired, (iii) the elimination of certain redundant corporate expenses and (iv) the income tax effect of such pro forma adjustments. Average outstanding shares used to calculate pro forma earnings per share data for 2002 include the 34.5 million shares of Common Stock issued in connection with the acquisitions.

D.	Long-term Debt

     Long-term debt consists of the following (in thousands):

	December 31,
	2004	2003
Senior credit facility	$375,000	$375,000
9 1/4% Senior Subordinated Notes due 2011	280,000	280,000
Other	1,914	2,056

	656,914	657,056
Less unamortized discount	(1,009)	(1,154)

	655,905	655,902
Less current portion	(3,823)	(124)

	$652,082	$655,778

Senior Credit Facility

     The senior credit facility provides the Company with a $375.0 million term facility and a reducing revolving credit facility. As of December 31, 2004, available capacity to borrow under the revolving facility was $71.3 million; however, no amounts were outstanding on the revolving facility. In addition, the agreement provides the Company with the ability to access up to $300.0 million of incremental senior secured term loans upon the consent of the lenders. Under the revolving and term facilities, the Company, at its option, can borrow funds at an interest rate equal to the London Interbank Offered Rate (“LIBOR”) plus a margin or at the lenders’ base rate, generally equal to the lenders’prime rate, plus a margin.

     As of May 28, 2004, the Company amended the senior credit facility to reduce the interest rate by 0.5% on its currently outstanding $375.0 million term facility. The amendment also extended the final term facility maturity date six months to June 30, 2011. Under the amended agreement, the Company will pay interest only until March 31, 2005. Repayments of principal on the term facility by the Company will be as follows (dollars in thousands):

Term Facility
Repayment Dates	Quarterly Principal Payments
March 31, 2005 through June 30, 2010	$938
September 30, 2010 and December 31, 2010	88,125
March 31, 2011 and June 30, 2011	89,062

     Certain loan covenants and other terms of the senior credit facility were also modified by the amendment to provide the Company with more favorable terms.

     The amended interest pricing on the term facility is presented below with certain terms as defined in the loan agreement. The Company’s interest rate is based on the lender’s base rate (generally reflecting the lender’s prime rate) plus the specified margin or the LIBOR plus the specified margin.

Applicable Margin for	Applicable Margin for
Base Rate Advances	LIBOR Advances
1.0%	1.75%

D.	Long-term Debt (Continued)

Senior Credit Facility (Continued)

     The Company incurred approximately $820,000 in lender and legal fees for the amendment in 2004.

     The weighted average interest rate on the balance outstanding under the senior credit facility at December 31, 2004 and 2003 was 3.83% and 3.40%, respectively. As of December 31, 2004, the Company was charged a commitment fee equal to 0.375% per annum of the excess of the aggregate average daily available credit limit less the amount outstanding. This commitment fee can range between 0.375% and 0.5% per annum.

     In June of 2003, the Company had amended the senior credit facility to reduce the interest rate on the term facility by 0.5% annually at a cost of approximately $1.0 million in fees. No other provisions or terms of the credit facility changed.

     In October of 2002, the Company amended and restated its senior credit facility. Proceeds from the amended and restated facility were used in the acquisition of Gray MidAmerica Television, Inc. and to refinance existing senior secured indebtedness, to pay transaction fees and for other general corporate purposes. The Company incurred $5.5 million in lender fees and other costs to amend and restate the facility.

     The senior credit facility is collateralized by substantially all of the assets, excluding real estate, of the Company and its subsidiaries. In addition, the Company’s subsidiaries are joint and several guarantors of the obligations and the Company’s ownership interests in its subsidiaries are pledged to collateralize the obligations. The agreement contains certain restrictive provisions which include but are not limited to, requiring the Company to maintain certain financial ratios and limits upon the Company’s ability to incur additional indebtedness, make certain acquisitions or investments, sell assets or make other restricted payments, including dividends, (all as are defined in the loan agreement). The senior subordinated notes also contain similar restrictive provisions limiting the Company’s ability to, among other things, incur additional indebtedness, make certain acquisitions or investments, sell assets or make certain restricted payments that include but are not limited to purchases or redemptions of the Company’s capital stock.

9 1/4% Senior Subordinated Notes

     On December 21, 2001, the Company completed its sale of $180 million aggregate principal amount of its senior subordinated notes. The net proceeds from the sale of these notes were approximately $173.6 million. These senior subordinated notes have a coupon of 9 1/4% and were priced at a discount to yield 9 3/8%. On September 10, 2002, the Company completed the sale of an additional $100 million principal amount of senior subordinated notes. The coupon on these additional notes was 9 1/4% and they were issued at par. These additional notes were issued under the same indenture and have the same terms as the Company’s previously existing senior subordinated notes. The additional senior subordinated notes form a single series with the Company’s then existing senior subordinated notes and are collectively referred to as the 9 1/4% Notes.

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

D.	Long-term Debt (Continued)

9 1/4% Senior Subordinated Notes (Continued)

Percentage of the Principal
Year	Amount Outstanding
2006	104.625%
2007	103.083%
2008	101.542%
2009 and thereafter	100.000%

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

Interest Rate Swap Agreements

     As of December 31, 2004, the Company is not engaged in any interest rate swap agreements. During 2003, the Company entered into four interest rate swap agreements which expired in November 2004. These agreements converted a combined notional amount of $50.0 million of floating rate debt under the senior credit facility to fixed rate debt. These swap agreements fixed the LIBOR component of the total interest rate charged on this portion of the Company’s debt at a weighted average fixed rate of 1.87%.

D.	Long-term Debt (Continued)

Maturities

     Aggregate minimum principal maturities on long-term debt as of December 31, 2004, were as follows (in thousands):

Year	Minimum Principal Maturities
2005	$3,823
2006	3,827
2007	3,825
2008	3,931
2009	3,827
Thereafter	637,681

$656,914

     The Company made interest payments of approximately $39.8 million, $38.5 million and $36.6 million during 2004, 2003 and 2002, respectively.

E.	Stockholders’ Equity

     On May 26, 2004, the shareholders of the Company voted to amend the Company’s articles of incorporation to allow for an increase in the authorized number of shares of Common Stock from 50 million to 100 million.

     The Company is authorized to issue 135 million shares of all classes of stock, of which 15 million shares are designated Class A Common Stock, 100 million shares are designated Common Stock, and 20 million shares are designated “blank check” preferred stock for which the Board of Directors has the authority to determine the rights, powers, limitations and restrictions. The rights of the Company’s Common Stock and Class A Common Stock are identical, except that the Class A Common Stock has 10 votes per share and the Common Stock has one vote per share. The Common Stock and Class A Common Stock receive cash dividends on an equal per share basis.

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

     At December 31, 2004, warrants to purchase 375,000 shares of Class A Common Stock at $16.00 per share were outstanding and fully vested. The warrants expire if not exercised by September 24, 2006.

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

E.	Stockholders’ Equity (Continued)

     On March 3, 2004, the Board of Directors authorized the Company to repurchase up to an aggregate of two million shares of the Company’s Common Stock or Class A Common Stock. On November 3, 2004, the Board of Directors increased, from two million to four million, the aggregate number of shares of its Common Stock or Class A Common Stock authorized for repurchase. This authorization supercedes any previously authorized share repurchases. There is no expiration for this authorization. Shares repurchased under this authorization will be held as treasury shares and used for general corporate purposes including, but not limited to, satisfying obligations under the Company’s employee benefit plans and long term incentive plan.

     During the year ended December 31, 2004, the Company purchased 65,000 shares of the Company’s Class A Common Stock for $10.95 per share and purchased 1,681,400 shares of the Company’s Common Stock for an average price of $12.93 per share for a combined cost of $22.4 million. Included in the current year purchases were 75,000 shares of the Company’s Common Stock which were purchased from a member of the Company’s Board of Directors, for $15.20 per share. The price paid was the market value of the shares on the New York Stock Exchange on the date of sale. At December 31, 2004, the remaining shares authorized for purchase total 2,253,600. As of December 31, 2004, the Company had declared but unpaid common stock dividends of $5.9 million which remained a liability of the Company as of December 31, 2004. For the years ended December 31, 2003 and 2002, all common stock dividends declared by the Company were paid during the year that the common stock dividends were declared.

F.	Redeemable Preferred Stock

     In April of 2002, the Company issued $40 million of a redeemable and convertible preferred stock to a group of private investors. The preferred stock was designated as Series C Preferred Stock and has a liquidation value of $10,000 per share. The issuance of the Series C Preferred Stock generated net cash proceeds of approximately $30.5 million, after transaction fees and expenses and excluding the value of the Series A and Series B preferred stock exchanged into the Series C Preferred Stock. As part of the transaction, holders of the Company’s Series A and Series B Preferred Stock have exchanged all of the outstanding shares of each respective series, an aggregate liquidation value of approximately $8.2 million, for an equal number of shares of the Series C Preferred Stock. Upon closing this transaction, the Series C Preferred Stock is the only currently outstanding preferred stock of the Company.

     The Series C Preferred Stock is convertible into the Company’s Common Stock at a conversion price of $14.39 per share. The Series C Preferred Stock is redeemable at the Company’s option on or after April 22, 2007 and is subject to mandatory redemption on April 22, 2012 at a value of $10,000 per share. Therefore, the Company does not have any Series C Preferred Stock redemption requirements for the five years subsequent to December 31, 2004. Dividends on the Series C Preferred Stock will accrue at 8% per annum until April 22, 2009 after which the dividend rate shall be 8.5% per annum. Dividends, when declared by the Company’s Board of Directors may be paid at the Company’s option in cash or additional shares of Series C Preferred Stock.

     As of December 31, 2004, the carrying value and the liquidation value of the Series C Preferred Stock was $39.0 million and $39.6 million, respectively. The difference between these two values is the unaccredited portion of the original issuance cost. The original issuance cost, prior to accretion, was $868,000 and it is being accreted over the estimated ten-year life of the Series C Preferred Stock.

F.	Redeemable Preferred Stock (Continued)

     On August 4, 2004, the Company repurchased 36 shares of the Company’s Redeemable Serial Preferred Stock from the Company’s Chairman and CEO, at the liquidation price of $10,000 per share. The Company chose to repurchase these shares when they became available and after considering the preferred stock’s dividend rate in comparison to the interest earned on the Company’s cash investments. By repurchasing the preferred stock, the Company retired stock with a dividend accruing at an annual rate of 8.0% while it used cash that was earning interest at a significantly lower annual rate.

G.	Long-term Incentive Plan

     On September 16, 2002, the shareholders of the Company approved the 2002 Long Term Incentive Plan (the “2002 Incentive Plan”), which replaced the prior long-term incentive plan, the 1992 Long Term Incentive Plan. Originally, the 2002 Incentive Plan had 2.8 million shares of the Company’s Common Stock reserved for grants to key personnel for (i) incentive stock options, (ii) non-qualified stock options, (iii) stock appreciation rights, (iv) restricted stock awards and (v) performance awards, as defined by the 2002 Incentive Plan. On May 26, 2004, the shareholders of the Company approved an amendment to the 2002 Incentive Plan, which increased the number of shares reserved for issuance thereunder by two million shares to a total of 4.8 million shares. At December 31, 2004, 3.5 million shares were available for issuance under the 2002 Incentive Plan. Shares of Common Stock underlying outstanding options or performance awards are counted against the 2002 Incentive Plan’s maximum shares while such options or awards are outstanding. Under the 2002 Incentive Plan, the options granted typically vest after a two-year period and expire three years after full vesting. However, options will vest immediately upon a “change in control” of the Company as such term is defined in the 2002 Incentive Plan. All options have been granted at prices that approximate fair market value on the date of the grant. During 2003, the Company granted 100,000 shares of restricted stock to the Company’s president of which 40,000 shares were fully vested as of December 31, 2004. During 2003 and in connection with this grant, the Company recorded a liability for unearned compensation of $1.4 million that is being amortized as an expense over the four-year vesting period of the stock. The total amount of unearned compensation is equal to the market value of the shares as of the date of grant.

     On May 14, 2003, the Company’s shareholders approved a restricted stock plan for its Board of Directors (the “Directors’ Restricted Stock Plan”). The Company has reserved 1.0 million shares of the Company’s Common Stock for issuance under this plan and as of December 31, 2004 there were 940,000 shares available for award. The Directors’ Restricted Stock Plan replaces the Company’s non-employee director stock option plan. Under the Directors’ Restricted Stock Plan, each director can be awarded up to 10,000 shares of restricted stock each calendar year. Under this plan, the Company granted 15,000 and 45,000 shares of restricted Common Stock, in total, to its directors during 2004 and 2003, respectively. Of these shares, 19,000 shares were fully vested as of December 31, 2004. In connection with this grant, the Company recorded liabilities for unearned compensation of $211,000 and $439,000 for 2004 and 2003, respectively. The unearned compensation is being amortized as an expense over the vesting period of the stock. The total amount of unearned compensation is equal to the market value of the shares as of the date of grant.

G.	Long-term Incentive Plan (Continued)

     A summary of the Company’s stock option activity for Class A Common Stock, and related information for the years ended December 31, 2004, 2003 and 2002 is as follows (in thousands, except weighted average data):

	Year Ended December 31,
	2004		2003		2002
		Weighted		Weighted		Weighted
		Average		Average		Average
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price
Stock options outstanding – beginning of year	19	$17.81	19	$17.81	19	$17.81
Options granted	-0-		-0-		-0-
Options exercised	-0-		-0-		-0-
Options forfeited	-0-		-0-		-0-
Options expired	-0-		-0-		-0-

Stock options outstanding – end of year	19	$17.81	19	$17.81	19	$17.81

Exercisable at end of year	19	$17.81	19	$17.81	19	$17.81

     The exercise price for Class A Common Stock options outstanding as of December 31, 2004 is $17.81. The weighted-average remaining contractual life of the Class A Common Stock options outstanding is 3.9 years.

     A summary of the Company’s stock option activity for Common Stock, and related information for the years ended December 31, 2004, 2003 and 2002 is as follows (in thousands, except weighted average data):

	Year Ended December 31,
	2004		2003		2002
		Weighted		Weighted		Weighted
		Average		Average		Average
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price
Stock options outstanding – beginning of year	2,245	$10.49	2,632	$10.47	1,634	$11.81
Options granted	151	14.07	177	11.44	1,520	10.02
Options exercised	(525)	10.56	(279)	9.82	(78)	10.16
Options forfeited	(61)	9.18	(159)	9.53	(96)	11.96
Options expired	(57)	12.75	(126)	14.09	(348)	14.44

Stock options outstanding – end of year	1,753	$10.75	2,245	$10.49	2,632	$10.47

Exercisable at end of year	1,435	$10.31	770	$10.80	1,078	$11.10

Weighted-average fair value of options granted during the year		$3.44		$3.15		$3.35

     Information concerning Common Stock options outstanding has been segregated into three groups with similar option prices and is disclosed as follows:

G.	Long-term Incentive Plan (Continued)

As of December 31, 2004
						Weighted
			Weighted			Average
			Average	Average		Exercise Price
Exercise Price Per		Number of	Exercise	Remaining	Number of Options	Per Share of
Share		options	Price Per	Contractual	Outstanding that	Options that are
High	Low	outstanding	Share	Life	are Exercisable	Exercisable
		(in thousands)		(in years)	(in thousands)
$8.89	$10.12	783	$9.57	1.6	730	$9.58
$10.75	$11.23	690	$11.02	2.2	690	$11.02
$12.50	$14.19	280	$13.37	3.3	15	$12.92

		1,753			1,435

H.	Income Taxes

     Federal and state income tax expense attributable to income before cumulative effect of accounting change is summarized as follows (in thousands):

	Year Ended December 31,
	2004	2003	2002
Current
Federal	$1,154	$-0-	$-0-
State and local	1,338	1,132	559
Deferred	25,472	16,205	1,337

	$27,964	$17,337	$1,896

     Significant components of the Company’s deferred tax liabilities and assets are as follows (in thousands):

H.	Income Taxes (Continued)

	December 31,
	2004	2003
Deferred tax liabilities:
Net book value of property and equipment	$20,342	$17,617
Broadcast licenses, goodwill and other intangibles	287,033	276,123

Total deferred tax liabilities	307,375	293,740

Deferred tax assets:
Liability under supplemental retirement plan	127	144
Allowance for doubtful accounts	369	447
Liability under severance and leases	301	491
Liability under health and welfare plan	334	653
Liability for pension plan	904	-0-
Federal operating loss carryforwards	56,258	66,608
State and local operating loss carryforwards	7,899	8,585
Alternative minimum tax carryforward	629	556
Other	1,288	1,715

Total deferred tax assets	68,109	79,199
Valuation allowance for deferred tax assets	(3,722)	(3,125)

Net deferred tax assets	64,387	76,074

Deferred tax liabilities, net	$242,988	$217,666

     The Company has approximately $161 million in federal operating loss carryforwards, which expire during the years 2020 through 2023. Additionally, the Company has an aggregate of approximately $193 million of various state operating loss carryforwards. The utilization of a significant portion of the net operating losses is limited on an annual basis due to a change in ownership of both the Company and Gray MidAmerica Television. Management does not believe that these limitations will significantly impact the Company’s ability to utilize the federal net operating losses before they expire.

     A valuation allowance has been provided for approximately $85.4 million in state net operating loss carryforwards. The Company believes there may be limitations on the utilization of certain state net operating losses due to the uncertainty of generating sufficient income in certain states.

     A reconciliation of income tax expense at the statutory federal income tax rate and income taxes as reflected in the consolidated financial statements is as follows (in thousands):

	Year Ended December 31,
	2004	2003	2002
Statutory federal rate applied to income before income taxes and cumulative effect of accounting change	$25,287	$10,976	$1,564
State and local taxes, net of federal tax benefit	3,572	2,424	208
Settlement of IRS audit	-0-	5,837	-0-
Change in valuation allowance	(597)	(3,125)	-0-
Change in deferred tax rate	-0-	1,147	-0-
Other items, net	(298)	78	124

	$27,964	$17,337	$1,896

Effective tax rate	38.7%	55.3%	41.2%

H.	Income Taxes (Continued)

     During the year ended December 31, 2003, the Company changed its statutory federal income tax rate applied to current and deferred taxes to 35% from 34% due to the tax rate expected to be incurred on future income. As a result of this change on deferred taxes, a tax charge of $1.1 million was recorded.

     The Company recorded income tax benefits related to employee stock plans of $820,000, $416,000 and $109,000 for the years ended December 31, 2004, 2003 and 2002, respectively. These benefits were recorded directly to equity.

     The Company recorded a gain on derivatives as other comprehensive income in the year ended December 31, 2004 which was net of an $84,000 tax expense. The Company recorded a loss on derivatives as other comprehensive expense in the year ended December 31, 2003 which was net of an $84,000 tax benefit. In the year ended December 31, 2004, the Company recorded a minimum pension liability as other comprehensive expense which was net of a $904,000 tax benefit.

     The Company made income tax payments (net of refunds) of approximately $42,000, $635,000 and $639,000 in 2004, 2003 and 2002, respectively. At December 31, 2004 and 2003, the Company had current income taxes payable of approximately $1.1 million and net recoverable income taxes of approximately $18,000 respectively. The December 31, 2003 receivable amount included a previously claimed federal tax cash refund of approximately $1.1 million that related to 1996. As a result of the settlement with the IRS audit as detailed below, the Company received in 2004, this previously claimed federal tax cash refund, plus statutory interest.

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

     In January 2004, the Company settled its litigation with the IRS regarding all deficiencies related to the IRS’ audit of the Company’s 1996 and 1998 federal income tax returns. The settlement required no cash payments from the Company. The Company agreed in the settlement to forego certain claimed depreciation and amortization deductions relating to the 1996 through 1999 tax years, which in turn resulted in a reduction of the federal income tax net operating loss carryforwards by approximately $16.3 million. During the three months ended December 31, 2003, the Company recorded a non-cash charge to decrease its deferred tax assets by approximately $5.8 million to reflect this settlement. During 2004 and as a result of the settlement, the Company collected a previously claimed federal tax cash refund of approximately $1.1 million, plus statutory interest, that related to 1996.

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

I. Retirement Plans (Continued)

Pension Plan (Continued)

     The following summarizes the plan’s funded status and amounts recognized in the Company’s consolidated balance sheets at December 31, 2004 and 2003, respectively (dollars in thousands):

	December 31,
	2004	2003
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$14,423	$13,153
Service cost	2,184	1,257
Interest cost	1,035	845
Actuarial (gains) losses	4,661	(405)
Benefits paid	(487)	(427)

Projected benefit obligation at end of year	$21,816	$14,423

Change in plan assets:
Fair value of plan assets at beginning of year	$11,331	$9,466
Actual return on plan assets	559	969
Company contributions	1,592	1,323
Benefits paid	(487)	(427)

Fair value of plan assets at end of year	$12,995	$11,331

Funded status:
Underfunded status of the plan	$(8,821)	$(3,092)
Unrecognized net actuarial loss	5,740	887
Unrecognized net transition amount	-0-	-0-
Unrecognized prior service cost	-0-	-0-

Net liability	(3,081)	(2,205)
Unfunded accumulated benefit obligation at end of year	(5,311)	$(1,163)

Additional minimum liability	$(2,230)	NA

     The accumulated benefit obligation for the defined benefit pension was $18.3 million and $12.5 million at December 31, 2004 and 2003, respectively. The increases in the accumulated benefit obligation and the actuarial (gains) loss are due primarily to the change in the discount rate used to project benefit obligations and an increase in the number of employees covered by the plan. The long-term rate of return on assets assumption was chosen from a best estimate range based upon the anticipated long-term returns for asset categories in which the plan is invested. The long term rate of return may be viewed as the sum of 3% inflation, 1% risk-free rate of return, and 3% risk premium. The estimated rate of increase in compensation levels is based on historical compensation increases for the Company’s employees.

	Year Ended
	December 31,
	2004	2003
Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	6.75%	6.75%
Expected long-term rate of return on plan assets	7.00%	7.00%
Estimated rate of increase in compensation levels	5.00%	5.00%

I. Retirement Plans (Continued)

Pension Plan (Continued)

	As of December 31,
	2004	2003
Weighted-average assumptions used to determine benefit obligations:
Discount rate	5.75%	6.75%
Estimated rate of increase in compensation levels	5.00%	5.00%

     Pension expense is computed using the projected unit credit actuarial cost method. The net periodic pension cost includes the following components (in thousands):

	Year Ended December 31,
	2004	2003	2002
Components of net periodic pension cost:
Service cost	$2,184	$1,257	$1,267
Interest cost	1,035	845	763
Expected return on plan assets	(806)	(672)	(624)
Amortization of prior service cost	-0-	-0-	-0-
Amortization of transition asset	-0-	-0-	-0-
Recognized net actuarial (gain) loss	55	-0-	(27)

Net periodic pension cost	$2,468	$1,430	$1,379

     Estimated future benefit payments are as follows (in thousands):

Amount
Estimated future benefit payments for subsequent ten years:
2005	$527
2006	542
2007	570
2008	611
2009	671
2010-2014	$4,397

     The Company’s pension plan weighted-average asset allocations by asset category are as follows:

	As of December 31,
	2004	2003
Asset Category:
Insurance general account	43%	43%
Equity accounts	21%	24%
Fixed income account	21%	19%
Cash equivalents	15%	14%

Total	100%	100%

I. Retirement Plans (Continued)

Pension Plan (Continued)

     The investment objective is to achieve a consistent total rate of return (income, appreciation, and reinvested funds) that will equal or exceed the actuarial assumption with aversion to significant volatility.

The following is the target asset allocation:

	Target Range
Investment type:
Equity funds	20%	to	70%
Fixed income funds	35%	to	70%
Cash equivalents	1%	to	30%

     The equity strategy is a diversified portfolio of attractively priced, financially sound companies. The fixed income strategy is a portfolio of obligations generally rated A or better with no maturity restrictions and an actively managed duration. The cash equivalents strategy uses securities of the highest credit quality. The Company expects to contribute $3.0 million to its pension plans during fiscal year 2005.

Acquired Pension Plans

     In past years the Company has acquired several companies and the assumption of two underfunded pension plans (the “acquired pension plans”). The acquired plans were frozen by their prior plan sponsors and no new participants can be added to the acquired pension plans. Combined, the acquired pension plans have 135 participants as compared to the Company’s active plan which has approximately 2,200 participants and is described above. As of December 31, 2004 for the acquired pension plans, the combined plan assets were $3.8 million and the combined projected benefit obligation was $5.0 million. The net liability for the two acquired pension plans is recorded as a liability in the Company’s financial statements as of December 31, 2004 and 2003.

Capital Accumulation Plan

     The Gray Television, Inc. Capital Accumulation Plan (the “Capital Accumulation Plan”) provides additional retirement benefits for substantially all employees. The Capital Accumulation Plan is intended to meet the requirements of section 401(k) of the Internal Revenue Code of 1986.

     The Capital Accumulation Plan allows an investment option in the Company’s Common Stock and Class A Common Stock. It also allows for the Company’s percentage match to be made by a contribution of the Company’s Common Stock. The Company reserved 1,300,000 shares of the Company’s Common Stock for issuance under the Capital Accumulation Plan. As of December 31, 2004, 647,772 shares were available for the plan.

     Employee contributions to the Capital Accumulation Plan, not to exceed 6% of the employees’ gross pay, are matched by Company contributions. The Company’s percentage match amount is declared by the Company’s Board of Directors before the beginning of each plan year and is made by a contribution of the Company’s Common Stock. The Company’s percentage match was 50% for the three years ended December 31, 2004. The Company contributions vest, based upon each employee’s number of years of service, over a period not to exceed five years.

I. Retirement Plans (Continued)

Capital Accumulation Plan (Continued)

     In addition to the Company’s matching contributions, the Company authorized a voluntary contribution for 2004, 2003 and 2002 for active participants in the Capital Accumulation Plan. This voluntary contribution was equal to 2% of each active participant’s earnings for 2004, and 1% of each active participant’s earnings for 2003 and 2002. The Company’s matching and voluntary contributions are as follows (in thousands):

	Year Ended December 31,
	2004		2003		2002
	Shares	Amount	Shares	Amount	Shares	Amount
Contributions to the Capital Accumulation Plan
Matching contributions	94	$1,301	112	$1,331	65	$753
Voluntary contributions	81	$1,259	39	$595	59	$568

Employee Stock Purchase Plan

     On May 14, 2003, the Company’s shareholders approved the adoption of the Gray Television, Inc. Employee Stock Purchase Plan (the “Stock Purchase Plan”). The Stock Purchase Plan is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code and to provide eligible employees of the Company with an opportunity to purchase the Common Stock through payroll deductions. An aggregate of 500,000 shares of the Common Stock are reserved for issuance under the Stock Purchase Plan and available for purchase, subject to adjustment in the event of a stock split, stock dividend or other similar change in the Common Stock or the capital structure of the Company. As of December 31, 2004, 446,412 shares were available under the plan. The price per share at which shares of Common Stock may be purchased under the Stock Purchase Plan during any purchase period is 85% of the fair market value of the Common Stock on the last day of the purchase period. The Company’s board of directors has the discretion to establish a different purchase price for a purchase period provided that such purchase price will not be less than 85% of the fair market value of the Common Stock on the transaction date.

J. Commitments and Contingencies

     The Company has various operating lease commitments for equipment, land and office space. The Company also has commitments for various syndicated television programs and for digital television (“DTV”) equipment.

     The Company has two types of syndicated television program contracts: first run programs and off network reruns. The first run programs are programs such as Oprah and the off network programs are programs such as Seinfeld. The two program types are different in that the first run programs have not been produced at the time the contract is signed and the off network programs have been produced. The amounts for syndicated television programming in the table below are for contracts that are not recorded on the Company’s balance sheet as of December 31, 2004.

     Future minimum payments under operating leases with initial or remaining noncancelable lease terms in excess of one year, obligations for syndicated television programs as described above and commitments for DTV equipment that had been ordered but not yet been received are as follows (in thousands):

J. Commitments and Contingencies (Continued)

			Syndicated
	DTV	Operating	Television
Year	Equipment	Lease	Programming	Total
2005	$438	$2,136	$2,874	$5,448
2006	-0-	1,803	9,415	11,218
2007	-0-	1,398	8,877	10,275
2008	-0-	1,019	6,173	7,192
2009	-0-	694	542	1,236
Thereafter	-0-	1,736	357	2,093

	$438	$8,786	$28,238	$37,462

     The DTV equipment, operating lease and syndicated television programming amounts in the table above are estimates of commitments that are in addition to liabilities accrued for on the Company’s balance sheet as of December 31, 2004.

     Rent expense resulting from operating leases for the years ended December 31, 2004, 2003 and 2002 were $2.3 million, $2.1 million and $1.6 million, respectively.

     Through a rights-sharing agreement with Host Communications, Inc. (“Host”), a wholly owned subsidiary of Bull Run, a related party, the Company participates jointly with Host in the marketing, selling and broadcasting of certain collegiate sporting events and in related programming, production and other associated activities related to the University of Kentucky. The agreement commenced April 1, 2000 and terminates April 15, 2005. The Company shares with Host the profit or loss from these activities. Individual revenues and expenses under this agreement are not separately recorded in the Company’s statement of operations, rather the net amount received is included in broadcasting revenues. The Company’s operating results for 2004, 2003 and 2002 include net profit (loss) from these activities of $101,475, $104,396 and $(168,307). As a result of the rights-sharing agreement, in certain circumstances, the Company may be called upon for payment of a share of certain upfront rights fees. During 2003, the Company paid $1.5 million under this provision. No similar payments were made in 2004, and none are anticipated under this rights-sharing agreement in 2005. During 2004, the Company received $300,000 of the amount that it had paid in 2003. As of December 31, 2004, the Company is due $0.2 million of undistributed earnings from the contract as well as the remaining $1.2 million outstanding portion of the cash advanced to Host during 2003. This balance of $1.4 million is recorded as a current related party receivable in the consolidated balance sheet at December 31, 2004. This amount is non-interest-bearing and has no due date; however, the Company expects the amount to be received prior to December 31, 2005.

     On October 12, 2004, the University of Kentucky jointly awarded a new sports marketing agreement to the Company and Host. The new agreement will commence on April 16, 2005 and has an initial term of seven years with the option to extend the license for three additional years. Aggregate license fees to be paid to the University of Kentucky over a full ten year term for the agreement will approximate $80.5 million. The Company and Host will share equally the cost of the license fees. As of the date of filing this Annual Report, the Company does not believe that this contract will require consolidation by the Company under the Financial Accounting Standards Board’s Financial Interpretation No. 46. However, the Company continues to research this matter.

     The Company is subject to legal proceedings and claims that arise in the normal course of its business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not materially affect the Company’s financial position.

J. Commitments and Contingencies (Continued)

     The Company has an equity investment in Sarkes Tarzian, Inc. (“Tarzian”) representing shares in Tarzian which were originally held by the estate of Mary Tarzian (the “Estate”). As described more fully below, the Company’s ownership of the Tarzian shares is subject to certain litigation.

     On February 12, 1999, Tarzian filed suit in the United States District Court for the Southern District of Indiana against U.S. Trust Company of Florida Savings Bank as Personal Representative of the Estate, claiming that Tarzian had a binding and enforceable contract to purchase the Tarzian shares from the Estate. On February 3, 2003, the Court entered judgment on a jury verdict in favor of Tarzian for breach of contract and awarding Tarzian $4.0 million in damages. The Court denied the Estate’s renewed motion for judgment as a matter of law, and alternatively, for a new trial on the issue of liability; denied Tarzian’s motion to amend the judgment to award Tarzian specific performance of the contract and title to the Tarzian shares; and granted Tarzian’s motion to amend the judgment to include pre-judgment interest on the $4.0 million damage award. The Estate appealed the judgment and the Court’s rulings on the post-trial motions, and Tarzian cross-appealed. On February 14, 2005, the U.S. Court of Appeals for the Seventh Circuit issued a decision concluding that no contract was ever created between Tarzian and the Estate, reversing the judgment of the District Court, and remanding the case to the District Court with instructions to enter judgment for the Estate. On February 25, 2005, Tarzian filed a petition for a rehearing. The Company cannot predict when the final resolution of this litigation will occur.

     On March 7, 2003, Tarzian filed suit in the United States District Court for the Northern District of Georgia against Bull Run Corporation and the Company for tortious interference with contract and conversion. The lawsuit alleges that Bull Run Corporation and Gray purchased the Tarzian shares with actual knowledge that Tarzian had a binding agreement to purchase the stock from the Estate. The lawsuit seeks damages in an amount equal to the liquidation value of the interest in Tarzian that the stock represents, which Tarzian claims to be as much as $75 million, as well as attorneys’ fees, expenses, and punitive damages. The lawsuit also seeks an order requiring the Company and Bull Run Corporation to turn over the stock certificates to Tarzian and relinquish all claims to the stock. The stock purchase agreement with the Estate would permit the Company to make a claim against the Estate in the event that title to the Tarzian Shares is ultimately awarded to Tarzian. There is no assurance that the Estate would have sufficient assets to honor any or all of such potential claims. The Company filed its answer to the lawsuit on May 14, 2003 denying any liability for Tarzian’s claims. On February 23, 2005, the Court granted the parties’ consent motion staying discovery pending a ruling from the Seventh Circuit on any petition for rehearing filed by Tarzian in the Indiana litigation referenced above. The Company believes it has meritorious defenses and intends to vigorously defend the lawsuit. The Company cannot predict when the final resolution of this litigation will occur.

K. Goodwill and Intangible Assets

     A summary of changes in the Company’s goodwill and other intangible assets for the years ended December 31, 2004 and 2003, by business segment is as follows (in thousands):

K. Goodwill and Intangible Assets (Continued)

	Net Balance
	at	Acquisitions			Net Balance at
	December 31,	And			December 31,
	2003	Adjustments	Impairments	Amortization	2004
Goodwill:
Broadcasting	$137,079	$-0-	$-0-	$-0-	$137,079
Publishing	16,779	-0-	-0-	-0-	16,779
Paging	-0-	-0-	-0-	-0-	-0-

	$153,858	$-0-	$-0-	$-0-	$153,858

Broadcast licenses:
Broadcasting	$920,882	$1,028	$-0-	$-0-	$921,910
Paging	4,829	-0-	-0-	-0-	4,829

	$925,711	$1,028	$-0-	$-0-	$926,739

Definite Lived Intangible Assets:
Broadcasting	$3,752	$-0-	$-0-	$(920)	$2,832
Publishing	50	-0-	-0-	(50)	-0-
Paging	5	-0-	-0-	(5)	-0-

	$3,807	$-0-	$-0-	$(975)	$2,832

Total intangible assets net of accumulated amortization	$1,083,376	$1,028	$-0-	$(975)	$1,083,429

	Net Balance
	at	Acquisitions			Net Balance at
	December 31,	And			December 31,
	2002	Adjustments	Impairments	Amortization	2003
Goodwill:
Broadcasting	$120,190	$16,889	$-0-	$-0-	$137,079
Publishing	16,779	-0-	-0-	-0-	16,779
Paging	-0-	-0-	-0-	-0-	-0-

	$136,969	$16,889	$-0-	$-0-	$153,858

Broadcast licenses
Broadcasting	$945,492	$(24,610)	$-0-	$-0-	$920,882
Paging	4,829	-0-	-0-	-0-	4,829

	$950,321	$(24,610)	$-0-	$-0-	$925,711

Definite Lived Intangible Assets
Broadcasting	$8,425	$523	$-0-	$(5,196)	$3,752
Publishing	475	-0-	-0-	(425)	50
Paging	5	-0-	-0-	-0-	5

	$8,905	$523	$-0-	$(5,621)	$3,807

Total intangible assets net of accumulated amortization	$1,096,195	$(7,198)	$-0-	$(5,621)	$1,083,376

K. Goodwill and Intangible Assets (Continued)

     As of December 31, 2004 and 2003, the Company’s intangible assets and related accumulated amortization consisted of the following (in thousands):

	As of December 31, 2004			As of December 31, 2003
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Intangible assets not subject to amortization:
Broadcast licenses	$982,935	$(56,196)	$926,739	$981,907	$(56,196)	$925,711
Goodwill	155,857	(1,999)	153,858	156,853	(2,995)	153,858

	$1,138,792	$(58,195)	$1,080,597	$1,138,760	$(59,191)	$1,079,569

Intangible assets subject to amortization:
Network affiliation agreements	$523	$(343)	$180	$523	$(187)	$336
Other definite lived intangible assets	13,265	(10,613)	2,652	13,270	(9,799)	3,471

	$13,788	$(10,956)	$2,832	$13,793	$(9,986)	$3,807

Total intangibles	$1,152,580	$(69,151)	$1,083,429	$1,152,553	$(69,177)	$1,083,376

     The Company recorded amortization expense for the years ended December 31, 2004, 2003 and 2002 of $975,000, $5.6 million and $2.2 million, respectively. Based on the current amount of intangible assets subject to amortization, the amortization expense for the succeeding five years is as follows: 2005: $670,000; 2006: $316,000; 2007: $259,000; 2008: $254,000 and 2009: $232,000. As acquisitions and dispositions occur in the future, actual amounts may vary from these estimates.

     See Recent Accounting Pronouncements — Valuation of Intangible Assets of Note A. “Description of the Business and Significant Accounting Policies” for clarification of the SEC Staff’s position concerning the use of the residual method.

L. Information on Business Segments

     The Company operates in three business segments: broadcasting, publishing and paging. The broadcasting segment operates 30 television stations located in the United States. The publishing segment operates four daily newspapers in five different markets located in Georgia and Indiana. The paging operations are located in Florida, Georgia, and Alabama. Corporate and administrative expenses are allocated to the segment based on net segment revenues. The following tables present certain financial information concerning the Company’s three operating segments (in thousands):

	Year Ended December 31,
	2004	2003	2002
Operating revenues:
Broadcasting	$293,273	$243,061	$146,714
Publishing	46,124	44,366	43,657
Paging	7,170	7,944	8,269

Total operating revenues	$346,567	$295,371	$198,640

L. Information on Business Segments (Continued)

(in thousands)

	Year Ended December 31,
	2004	2003	2002
Operating income:
Broadcasting	$102,321	$64,267	$45,018
Publishing	10,162	9,461	9,073
Paging	724	950	1,138

Total operating income	113,207	74,678	55,229
Appreciation in value of derivatives, net	-0-	-0-	1,581
Miscellaneous income, net	1,016	20	303
Interest expense	(41,974)	(43,337)	(35,674)
Loss on early extinguishment of debt	-0-	-0-	(16,838)

Income before income taxes	$72,249	$31,361	$4,601

Depreciation and amortization expense:
Broadcasting	$22,485	$24,423	$14,737
Publishing	987	1,500	1,583
Paging	769	944	1,073

	24,241	26,867	17,393
Corporate	902	924	335

Total depreciation and amortization expense	$25,143	$27,791	$17,728

(Gain) loss on disposal of assets, net:
Broadcasting	$(328)	$638	$624
Publishing	43	161	20
Paging	2	3	(5)

	(283)	802	639
Corporate	(168)	353	60

Total (gain) loss on disposal of assets, net	$(451)	$1,155	$699

Capital expenditures:
Broadcasting	$32,722	$20,333	$12,833
Publishing	2,986	1,243	491
Paging	393	466	822

	36,101	22,042	14,146
Corporate	194	264	824

Total capital expenditures	$36,295	$22,306	$14,970

	December 31,
	2004	2003	2002
Identifiable assets:
Broadcasting	$1,257,006	$1,247,357	$1,249,139
Publishing	31,674	28,919	28,717
Paging	4,443	8,318	10,359

	1,293,123	1,284,594	1,288,215
Corporate	80,346	40,735	43,833

Total identifiable assets	$1,373,469	$1,325,329	$1,332,048

M. Selected Quarterly Financial Data (Unaudited)

	Fiscal Quarters
	First	Second	Third	Fourth
	(In thousands, except for per share data)
Year Ended December 31, 2004:
Operating revenues	$74,729	$84,353	$86,912	$100,573
Operating income	19,374	30,284	29,620	33,929
Net income	5,502	12,197	11,782	14,804
Net income available to common stockholders	4,680	11,376	10,967	13,990
Basic net income available to common stockholders per share	$0.09	$0.23	$0.22	$0.29
Diluted net income available to common stockholders per share	$0.09	$0.22	$0.22	$0.28

Year Ended December 31, 2003:
Operating revenues	$64,975	$76,647	$73,352	$80,397
Operating income	11,652	22,341	19,445	21,240
Net income	171	7,032	5,556	1,265
Net income (loss) available to common stockholders	(651)	6,211	4,734	443
Basic net income (loss) available to common stockholders per share	$(0.01)	$0.12	$0.09	$0.01
Diluted net income (loss) available to common stockholders per share	$(0.01)	$0.12	$0.09	$0.01

     Because of the method used in calculating per share data, the quarterly per share data will not necessarily add to the per share data as computed for the year.

N. Subsequent Event

     On January 31, 2005, the Company completed the acquisition of certain assets and assumption of certain liabilities of KKCO-TV from Eagle III Broadcasting, LLC for approximately $13.5 million plus related transaction costs. KKCO-TV, Channel 11 serves the Grand Junction, Colorado television market and is an NBC affiliate. The Company used a portion of its cash on hand to fully fund this acquisition.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

     An evaluation as of December 31, 2004 was carried out under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, the CEO and the CFO have concluded that the Company’s disclosure controls and procedures are effective, as of the end of the period covered by this report, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to this evaluation, there were no significant changes in the Company’s internal control over financial reporting that could significantly affect the disclosure controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Changes in Internal Control Over Financial Reporting

     No change in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2004 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting and Attestation Report of our Independent Registered Public Accounting Firm

     Our Management’s Report on Internal Control over Financial Reporting and Attestation Report of our Independent Registered Public Accounting Firm thereon are set forth in Item 8. of this Annual Report on Form 10-K.

Item 9B. Other Information.

     None

PART III

Item 10. Directors and Executive Officers of the Registrant.

     The information relating to our directors and audit committee, compliance with Section 16(a) of the Exchange Act, and our code of ethics applicable to our chief executive, financial and accounting officers set forth in the Company’s definitive Proxy Statement for the 2005 Annual Meeting of Shareholders (to be filed within 120 days after December 31, 2004) is incorporated herein by reference. In addition, the information set forth under “Executive Officers of the Registrant” in Part I of this Report is incorporated herein by reference.

Item 11. Executive Compensation.

     The information set forth in “Proposal No. One: Election of Directors” under the headings “Executive Compensation,” “Compensation of Directors,” “Employment Agreements” and “Compensation Committee Interlocks and Insider Participation” in the Company’s definitive Proxy Statement for the 2005 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The information set forth in “Proposal No. One: Election of Directors” under the heading “Share Ownership” in the Company’s definitive Proxy Statement for the 2005 Annual Meeting of Shareholders is incorporated herein by reference.

Equity Compensation Plan Information

     The following table gives information about the Common Stock and Class A Common Stock that may be issued upon the exercise of options, warrants and rights under all existing equity compensation plans as of December 31, 2004.

Equity Compensation Plan Information

			Number of
			securities
			remaining available
			for future issuance
	Number of		under equity
	securities to be		compensation plans
	issued upon	Weighted-average	(excluding
	exercise of	exercise price of	securities
	outstanding	outstanding	reflected
	options, warrants	options, warrants	in 1st
Plan Category	and rights	and rights	column)
Common
Equity compensation plans approved by security holders (1)	1,673,455	$10.75	3,447,560

Equity compensation plans not approved by security holders (2)	80,000	$10.75	-0-

Total	1,753,455		3,447,560

Class A Common
Equity compensation plans approved by security holders (3)	19,337	$17.81	1,350

Equity compensation plans not approved by security holders	-0-	$-0-	-0-

Total	19,337		1,350

(1)	Includes securities available for future issuance under the 2002 Long-Term Incentive Plan.

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

Item 13. Certain Relationships and Related Transactions.

     The information set forth in “Proposal No. One: Election of Directors” under the headings “Certain Relationships and Related Transactions” and “Compensation Committee Interlocks and Insider Participation” in the Company’s definitive Proxy Statement for the 2005 Annual Meeting of Shareholders is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

     The information set forth in the Company’s definitive Proxy Statement for the 2005 Annual Meeting of Shareholders concerning principal accountant fees and services is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) (1) and (2) List of Financial Statements and Financial Statement Schedules.

(1) Financial Statements.

Management’s Report on Internal Control Over Financial Reporting

The following consolidated financial statements of Gray Television, Inc. are included in Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2004 and 2003

Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements

(2) Financial statement schedules.

     The following financial statement schedule of Gray Television, Inc. and subsidiaries is included in Item 15(c):

     Schedule II — Valuation and qualifying accounts.

     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

     (b) Exhibits.

3.1	Restated Articles of Incorporation of Gray Television, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996, File No. 0-13796)

3.2	Amendment to the Restated Articles of Incorporation, dated April 15, 2002 (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2002, File No. 0-13796)

3.3	Amendment to the Restated Articles of Incorporation of Gray Television, Inc., dated July 24, 2002 (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002, File No. 0-13796)

3.4	Amendment to the Restated Articles of Gray Television, Inc., dated September 16, 2002 (incorporated by reference to Exhibit 3.4 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, File No. 1-13796)

3.5	Bylaws of Gray Television, Inc., as amended (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 0-13796)

4.1	See Exhibits 3.1 and 3.2 for provisions of the Articles of Incorporation and Bylaws defining rights of holders of the Common Stock

4.2	Indenture, for the Company’s 9 1/4% Senior Subordinated Notes due 2011, dated as of September 15, 2001 (incorporated by reference to Exhibit 4.13 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, File No. 0-13796)

4.3	Supplemental Indenture, for the Company’s 9 1/4% Senior Subordinated Notes due 2011, dated as of September 10, 2002 (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K, filed on September 9, 2002, File No. 0-13796)

4.4	Warrant, dated January 4, 1996, to purchase 487,500 shares of Class A Common Stock (incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement on Form S-1, Registration No. 333-04340)

4.5	Form of Warrant, to purchase 500,000 shares of Class A Common Stock (incorporated by reference to Exhibit 10.18 of the Company’s Registration Statement on Form S-1, Registration No. 333-04338)

4.6	Registration Rights Agreement, dated as of December 21, 2001, by and among Gray Television, Inc., First Union Securities, Inc., Banc of America Securities, LLC, and Allen & Company, Incorporated (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-4, Registration No. 333-86068)

4.7	Registration Rights Agreement, dated as of April 22, 2002, by and among Gray Television, Inc. and Certain Investors (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-3, Registration No. 333-88694)

10.1	Fourth Amended and Restated Loan Agreement, dated October 25, 2002, by and among Gray Television, Inc., as Borrower, Wachovia Bank, National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent, and Deutsche Bank Trust Company Americas, as Documentation Agent (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K, filed on November 8, 2002, File No. 1-13796)

10.2	Preferred Stock Purchase Agreement, dated as of April 22, 2002, by and among Gray Television, Inc. and Certain Investors (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-3, Registration No. 333-88694)

10.3	Exchange Agreement, dated as of April 22, 2002, by and among Gray Television, Inc. and certain holders of the Company’s preferred stock (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-3, Registration No. 333-88694)

10.4	Agreement and Plan of Merger, dated as of June 4, 2002, by and among the Company, Gray MidAmerica Television, Inc. and Stations Holding Company, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Registration Statement on Form S-3, Registration No. 333-88694)

10.5	Asset Purchase Agreement, dated as of June 4, 2002, by and among Chelsey Broadcasting Company, LLC, Benedek Broadcasting Corporation and Benedek License, Inc. (incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement on Form S-3, Registration No. 333-88694)

10.6	Form of Preferred Stock Exchange and Purchase Agreement, between the Company and Bull Run Corporation (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1, Registration No. 333-04338)

10.7	Supplemental Pension Plan (incorporated by reference to Exhibit 10(a) of the Company’s Registration Statement on Form 10, File No. 0-13796)*

10.8	1992 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-4, Registration No. 333-85331)*

10.9	2002 Long-Term Incentive Plan (incorporated by reference to the Company’s definitive Proxy Statement on Schedule 14A, filed on August 15, 2002)*

10.10	Reserved

10.11	Capital Accumulation Plan (incorporated by reference to Exhibit 10(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994, File No. 0-13796)*

10.12	Directors’ Restricted Stock Plan (incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, File No. 1-13796)*

10.13	Employment Agreement, dated February 12, 1996, between the Company and Robert A. Beizer (incorporated by reference to Exhibit 10.28 of the Company’s Registration Statement on Form S-1, Registration No. 333-04340)*

10.14	Form of Amendment to Employment Agreement, dated December 12, 1996, between the Company and Robert A. Beizer (incorporated by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996, File No. 0-13796)*

10.15	Asset Purchase Agreement, dated as of September 3, 2002, by and among Smith Television Group, Inc., Smith Television Holdings, Inc. and Gray Television, Inc. (incorporated by reference to Exhibit 10-15 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, File No. 1-13796)

10.16	First Amendment, dated June 9, 2003, to the Fourth Amended and Restated Loan Agreement dated October 25, 2002, by and among the Company as Borrower, Wachovia Bank, National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent, and Deutsche Bank Trust Company Americas, as Documentation Agent (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K, filed on June 13, 2003, File No. 1-13796)

10.17	Warrant Purchase Agreement, dated April 15, 2003, between Bull Run Corporation and the Company (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003, filed on November 12, 2003, File No. 1-13796)

10.18	Stock Purchase Agreement, dated August 19, 2003, between Bull Run Corporation and the Company (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003, filed on November 12, 2003, File No. 1-13796)

14.1	Code of Ethics as approved by the Company’s board of directors on March 3, 2004. (incorporated by reference to Exhibit 14.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed on March 12, 2004, File No. 1-13796)

16.1	Letter re: Change in Certifying Accountant (incorporated by reference to the Company’s Current Report on Form 8-K, filed on January 8, 2002, File No. 0-13796)

21.1	Subsidiaries of the Registrant

23.1	Consent of PricewaterhouseCoopers LLP

24.1	Power of Attorney (contained in the signature page of this Report)

31.1	Rule 13 (a) — 14 (a) Certificate of Chief Executive Officer

31.2	Rule 13 (a) — 14 (a) Certificate of Chief Financial Officer

32.1	Section 1350 Certificate of Chief Executive Officer

32.2	Section 1350 Certificate of Chief Financial Officer

*	Compensation Plan or Arrangement

(c)	Financial Statement Schedules — The response to this section is submitted as a part of (a)(1) and (2).

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gray Television, Inc.

Date: March 14, 2005	By:	/s/ J. Mack Robinson

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

Date: March 14, 2005	By:	/s/ William E. Mayher, III

William E. Mayher, III,
Chairman of the Board

Date: March 14, 2005	By:	/s/ J. Mack Robinson

J. Mack Robinson, Director, Chairman and
Chief Executive Officer

Date: March 14, 2005	By:	/s/ Richard L. Boger

Richard L. Boger, Director

Date: March 14, 2005	By:	/s/ RAY M. DEAVER.

Ray M. Deaver, Director

Date: March 14, 2005	By:	/s/ T. L. ELDER

T. L. Elder, Director

Date: March 14, 2005	By:	/s/ Hilton H. Howell, Jr.

Hilton H. Howell, Jr., Director

Date: March 14, 2005	By:	/s/ Zell B. Miller

Zell B. Miller, Director

Date: March 14, 2005	By:	/s/ Howell W. Newton

Howell W. Newton, Director

Date: March 14, 2005	By:	/s/ Hugh Norton

Hugh Norton, Director

Date: March 14, 2005	By:	/s/ Robert S. Prather, Jr.

Robert S. Prather, Jr., Director

Date: March 14, 2005	By:	/s/ Harriett J. Robinson

Harriett J. Robinson, Director

Date: March 14, 2005	By:	/s/ James C. Ryan

James C. Ryan,
Sr.Vice President & Chief Financial Officer

Date: March 14, 2005	By:	/s/ Jackson S. Cowart, IV

Jackson S. Cowart, IV,
Chief Accounting Officer

GRAY TELEVISION, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(amounts in thousands)

Col. A	Col. B	Col. C		Col. D	Col. E
		Additions
	Balance at	Charged to	Charged to
	Beginning	Costs and	Other		Balance at End of
Description	Of Period	Expenses	Accounts (2)	Deductions (1)	Period
Year Ended December 31, 2004
Allowance for doubtful accounts	$1,145	$613	$35	$846	$947
Valuation allowance for deferred tax asset	$3,125	$597	$-0-	$-0-	$3,722

Year Ended December 31, 2003
Allowance for doubtful accounts	$1,339	$536	$-0-	$730	$1,145
Valuation allowance for deferred tax asset	$-0-	$3,125	$-0-	$-0-	$3,125

Year Ended December 31, 2002
Allowance for doubtful accounts	$743	$872	$686	$962	$1,339
Valuation allowance for deferred tax asset	$-0-	$-0-	$-0-	$-0-	$-0-

(1)	Deductions are write-offs of amounts not considered collectible.

(2)	Represents amounts recorded in connection with acquisitions.

EXHIBIT INDEX

Exhibit
Number	Description

21.1	Subsidiaries of the Registrant

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Rule 13 (a) – 14 (a) Certificate of the Chief Executive Officer

31.2	Rule 13 (a) – 14 (a) Certificate of the Chief Financial Officer

32.1	Section 1350 Certificate of the Chief Executive Officer

32.2	Section 1350 Certificate of the Chief Financial Officer