Form 10-Q
period 2005-03-31
GRAY TELEVISION INC
filed 2005-05-10
CIK 43196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 2005 or

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑ No ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock, (No Par Value)	Class A Common Stock, (No Par Value)

42,941,497 shares outstanding as of April 27, 2005	5,752,845 shares outstanding as of April 27, 2005

INDEX

GRAY TELEVISION, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GRAY TELEVISION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands)

	March 31,	December 31,
	2005	2004
Assets:
Current assets:
Cash and cash equivalents	$36,703	$50,566
Trade accounts receivable, less allowance for doubtful accounts of $893 and $947 respectively	49,968	56,964
Inventories	1,105	1,101
Current portion of program broadcast rights, net	5,099	7,679
Related party receivable	1,211	1,411
Other current assets	3,280	2,188

Total current assets	97,366	119,909

Property and equipment:
Land	18,432	18,394
Buildings and improvements	37,692	37,225
Equipment	211,013	200,474

	267,137	256,093
Accumulated depreciation	(119,417)	(113,884)

	147,720	142,209

Deferred loan costs, net	11,653	12,101
Broadcast licenses	935,078	926,739
Goodwill	158,128	153,858
Other intangible assets, net	2,622	2,832
Investment in broadcasting company	13,599	13,599
Other	2,095	2,222

Total assets	$1,368,261	$1,373,469

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued) (Unaudited)
(in thousands)

	March 31,	December 31,
	2005	2004
Liabilities and stockholders’ equity:
Current liabilities:
Trade accounts payable	$2,644	$3,276
Employee compensation and benefits	8,648	12,389
Current portion of accrued pension costs	3,014	2,685
Accrued interest	10,983	4,233
Other accrued expenses	10,769	7,710
Dividends payable	-0-	5,871
Federal and state income taxes	920	1,063
Current portion of program broadcast obligations	6,664	9,225
Acquisition related liabilities	989	1,231
Deferred revenue	2,346	2,386
Current portion of long-term debt	3,824	3,823

Total current liabilities	50,801	53,892

Long-term debt, less current portion	651,161	652,082
Program broadcast obligations, less current portion	725	852
Deferred income taxes	243,798	242,988
Other	7,510	6,415

Total liabilities	953,995	956,229

Commitments and contingencies (Note F)

Redeemable Serial Preferred Stock, no par value; cumulative; convertible; designated 5 shares, respectively, issued and outstanding 4 shares, respectively ($39,640 aggregate liquidation value, respectively)	39,025	39,003

Stockholders’ equity:
Common Stock, no par value; authorized 100,000 shares and 50,000 shares, respectively, issued 44,982 shares and 44,787 shares, respectively	404,575	402,162
Class A Common Stock, no par value; authorized 15,000 shares; issued 7,332 shares, respectively	11,037	11,037
Retained earnings	11,469	11,669
Accumulated other comprehensive loss, net of tax	(1,414)	(1,414)
Unearned compensation	(1,030)	(1,056)

	424,637	422,398
Treasury Stock at cost, Common Stock, 2,048 shares and 1,693 shares, respectively	(26,997)	(21,934)
Treasury Stock at cost, Class A Common Stock, 1,579 shares and 1,566 shares, respectively	(22,399)	(22,227)

Total stockholders’ equity	375,241	378,237

Total liabilities and stockholders’ equity	$1,368,261	$1,373,469

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands except for per share data)

	Three Months Ended
	March 31,
	2005	2004
Operating revenues:
Broadcasting (less agency commissions)	$58,309	$61,910
Publishing and other	13,241	12,819

	71,550	74,729

Expenses:
Operating expenses before depreciation, amortization and loss on disposal of assets, net:
Broadcasting	38,694	37,398
Publishing and other	9,817	9,402
Corporate and administrative	2,646	2,373
Depreciation	5,814	5,801
Amortization of intangible assets	209	283
Amortization of restricted stock awards	98	94
Loss on disposal of assets, net	34	4

	57,312	55,355

Operating income	14,238	19,374
Miscellaneous income, net	295	143
Interest expense	(11,113)	(10,461)

Income before income taxes	3,420	9,056
Income tax expense	1,345	3,554

Net income	2,075	5,502
Preferred dividends (includes accretion of issuance cost of $22, respectively)	815	822

Net income available to common stockholders	$1,260	$4,680

Basic per share information:
Net income available to common stockholders	$0.03	$0.09

Weighted average shares outstanding	48,599	49,856

Diluted per share information:
Net income available to common stockholders	$0.03	$0.09

Weighted average shares outstanding	49,045	50,503

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (Unaudited)
(in thousands except for number of shares)

										Accumulated
	Class A				Retained	Class A		Common		Other
	Common Stock		Common Stock		Earnings	Treasury Stock		Treasury Stock		Comprehensive	Unearned
	Shares	Amount	Shares	Amount	(Deficit)	Shares	Amount	Shares	Amount	Income (Loss)	Compensation	Total
Balance at December 31, 2004	7,331,574	$11,037	44,786,566	$402,162	$11,669	(1,565,754)	$(22,227)	(1,693,150)	$(21,934)	$(1,414)	$(1,056)	$378,237

Net income	-0-	-0-	-0-	-0-	2,075	-0-	-0-	-0-	-0-	-0-	-0-	2,075

Comprehensive income												2,075
Common Stock cash dividends ($0.03) per share	-0-	-0-	-0-	-0-	(1,460)	-0-	-0-	-0-	-0-	-0-	-0-	(1,460)
Preferred Stock dividends	-0-	-0-	-0-	-0-	(815)	-0-	-0-	-0-	-0-	-0-	-0-	(815)
Issuance of Common Stock:
401(k) plan	-0-	-0-	31,531	455	-0-	-0-	-0-	-0-	-0-	-0-	-0-	455
Non-qualified stock plan	-0-	-0-	159,350	1,557	-0-	-0-	-0-	-0-	-0-	-0-	-0-	1,557
Directors’ restricted stock plan	-0-	-0-	5,000	72	-0-	-0-	-0-	-0-	-0-	-0-	(72)	-0-
Amortization of unearned compensation	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	98	98
Purchase of Common Stock	-0-	-0-	-0-	-0-	-0-	(12,800)	(172)	(354,900)	(5,063)	-0-	-0-	(5,235)
Income tax benefits relating to stock plans	-0-	-0-	-0-	329	-0-	-0-	-0-	-0-	-0-	-0-	-0-	329

Balance at March 31, 2005	7,331,574	$11,037	44,982,447	$404,575	$11,469	(1,578,554)	$(22,399)	(2,048,050)	$(26,997)	$(1,414)	$(1,030)	$375,241

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2005	2004
Operating activities
Net income	$2,075	$5,502
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,814	5,801
Amortization of intangible assets	209	283
Amortization of deferred loan costs	447	468
Amortization of bond discount	36	36
Amortization of restricted stock award	98	94
Amortization of program broadcast rights	2,815	2,756
Payments on program broadcast obligations	(2,815)	(2,697)
Supplemental employee benefits	(12)	(11)
Common Stock contributed to 401(K) Plan	455	560
Deferred income taxes	810	3,554
Loss on disposal of assets, net	34	4
Other	68	-0-
Changes in operating assets and liabilities, net of business acquisitions:
Receivables, inventories and other current assets	6,529	4,096
Accounts payable and other current liabilities	(4,502)	(2,850)
Accrued interest	6,750	6,325

Net cash provided by operating activities	18,811	23,921

Investing activities
Acquisition of television businesses and licenses, net of cash acquired	(13,850)	-0-
Purchases of property and equipment	(6,659)	(8,230)
Proceeds from asset sales	16	21
Payments on acquisition related liabilities	(260)	(713)
Other	509	(14)

Net cash used in investing activities	(20,244)	(8,936)

Financing activities
Repayments of borrowings on long-term debt	(957)	(983)
Dividends paid, net of accreted preferred dividend	(8,124)	(2,300)
Income tax benefit relating to stock plans	329	-0-
Proceeds from issuance of Common Stock	1,557	1,034
Purchase of Common Stock	(5,235)	-0-

Net cash used in financing activities	(12,430)	(2,249)

Increase (decrease) in cash and cash equivalents	(13,863)	12,736
Cash and cash equivalents at beginning of period	50,566	11,947

Cash and cash equivalents at end of period	$36,703	$24,683

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE A—BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of Gray Television, Inc. (“Gray” or “the Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Operating results for the three-month period ended March 31, 2005 is not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in Gray’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. Gray’s pro forma information follows (in thousands, except per common share data):

	Three Months Ended
	March 31,
	2005	2004
Net income available to common stockholders, as reported	$1,260	$4,680
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	-0-	-0-
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(189)	(276)

Net income available to common stockholders, pro forma	$1,071	$4,404

Net income per common share:
Basic, as reported	$0.03	$0.09
Basic, pro forma	$0.02	$0.09

Diluted, as reported	$0.03	$0.09
Diluted, pro forma	$0.02	$0.09

NOTE A—BASIS OF PRESENTATION (Continued)

Earnings Per Share

     Gray computes earnings per share in accordance with FASB Statement No. 128, “Earnings Per Share” (“EPS”). The following table reconciles weighted average shares outstanding – basic to weighted average shares outstanding – diluted for the three months ended March 31, 2005 and 2004 (in thousands):

	Three Months Ended
	March 31,
	2005	2004
Weighted average shares outstanding – basic	48,599	49,856
Stock options, warrants, convertible preferred stock and restricted stock	446	647

Weighted average shares outstanding — diluted	49,045	50,503

     For the three months ended March 31, 2005 and 2004, the Company generated net income; therefore, common stock equivalents related to employee stock-based compensation plans, warrants and convertible preferred stock were included in the computation of diluted earnings per share to the extent that their exercise costs and conversion prices exceeded market value. The number of antidilutive common stock equivalents excluded from diluted earnings per share for the respective periods are as follows (in thousands):

	Three Months Ended
	March 31,
	2005	2004
Antidilutive common stock equivalents excluded from diluted earnings per share	4,455	4,782

Recent Accounting Pronouncements

     Valuation of Intangible Assets - At the September 2004 meeting of the Emerging Issues Task Force (“EITF”), Securities and Exchange Commission (the “SEC”) Observer clarified the SEC Staff’s position on the use of the residual method for valuation of acquired assets other than goodwill which is referred to as topic D-108. The SEC Staff believes that the residual method does not comply with the requirements of Statements of Financial Accounting Standards No. 141, “Business Combinations” when used to value certain intangible assets that arise from legal or contractual rights. Accordingly, the SEC Staff believes that the residual method should no longer be used to value intangible assets other than goodwill. Registrants should apply the income approach to such assets acquired in business combinations completed after September 29, 2004, and registrants who have applied the residual method to the valuation of intangible assets for the purpose of impairment testing shall perform an impairment test using an income approach on all intangible assets that were previously valued using the residual method no later than the beginning of their first fiscal year beginning after December 15, 2004. Impairment of intangible assets recognized upon application of an income approach, including the associated deferred tax effects, should be recorded as a cumulative effect of a change in accounting principle. Early adoption of an income approach is encouraged. As mentioned above, television broadcast licenses acquired by the Company prior to January 1, 2002 were valued using the residual value methodology. During the first quarter of 2005, the Company adopted the income approach and performed a valuation assessment of its Federal Communications Commission (the “FCC”) licenses using the income approach. The Company’s adoption of this provision did not materially effect the Company’s financial statements.

     Share-Based Payment - In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123, (“SFAS No. 123”) (revised 2005), Share-Based Payment (SFAS 123(R)), that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123(R); eliminates the ability to account for share-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and generally

NOTE A—BASIS OF PRESENTATION (Continued)

Recent Accounting Pronouncements (Continued)

would require instead that such transactions be accounted for using a fair-value-based method. The Company is currently evaluating SFAS 123(R) to determine which fair-value-based model and transitional provision it will follow upon adoption. The options for transition methods as prescribed in SFAS 123(R) include either the modified prospective or the modified retrospective methods. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock as the requisite service is rendered beginning with the first quarter of adoption, while the modified retrospective method would record compensation expense for stock options and restricted stock beginning with the first period restated. Under the modified retrospective method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. SFAS 123(R) will be effective for the Company beginning in its first quarter of fiscal 2006. Although the Company will continue to evaluate the application of SFAS 123(R), based on options issued and outstanding at present, the Company expects that the expense will be between $50,000 and $100,000 for the year ended December 31, 2006.

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

NOTE B—BUSINESS ACQUISITION

     On January 31, 2005, the Company completed its acquisition of KKCO-TV, Channel 11 (“KKCO”) from Eagle III Broadcasting, LLC for a purchase price of $13.5 million plus related transaction costs of $700,000. Total cost was $14.2 million. KKCO, Channel 11 serves the Grand Junction, Colorado television market and is an NBC affiliate. The Company used a portion of its cash on hand to fully fund this acquisition.

     The acquisition of KKCO has been accounted for under the purchase method of accounting. Under the purchase method of accounting, the results of operations of the acquired business are included in the accompanying condensed consolidated financial statements as of its acquisition date. The identifiable assets and liabilities of the acquired business are recorded at their estimated fair values with the excess of the purchase price over such identifiable net assets allocated to goodwill.

     The following table summarizes the preliminary fair values of the assets acquired and the liabilities assumed at the date of acquisition for KKCO (in thousands):

Amount
Accounts receivable	$442
Current portion of program broadcast rights	35
Other current assets	44
Property and equipment	1,111
Intangible assets not subject to amortization:
Broadcast licenses	8,338
Goodwill	4,269
Trade payables and accrued expenses	(1)
Current portion of program broadcast obligations	(35)

Total purchase price including expenses	$14,203

     All of the goodwill recorded in association with the acquisition of KKCO is expected to be deductible for income tax purposes. Broadcast licenses and goodwill are indefinite lived intangible assets. KKCO contributed revenue of $426,000 and operating income of $68,000 to the Company’s operating results for the three months ended March 31, 2005.

NOTE C—LONG-TERM DEBT

     As of March 31, 2005, the balance outstanding under the Company’s senior credit facility was $374.1 million and the interest rate on the balance outstanding was 4.35%. As of March 31, 2005, Gray’s Senior Subordinated Notes due 2011 (the “9 1/4% Notes”) had a balance outstanding of $279.0 million excluding unamortized discount of $1.0 million.

     The 9 1/4% Notes are jointly and severally guaranteed (the “Subsidiary Guarantees”) by all of Gray’s subsidiaries (the “Subsidiary Guarantors”). The obligations of the Subsidiary Guarantors under the Subsidiary Guarantees is subordinated, to the same extent as the obligations of Gray in respect of the 9 1/4% Notes, to the prior payment in full of all existing and future senior debt of the Subsidiary Guarantors (which will include any guarantee issued by such Subsidiary Guarantors of any senior debt).

     Gray is a holding company with no material independent assets or operations, other than its investment in its subsidiaries. The aggregate assets, liabilities, earnings and equity of the Subsidiary Guarantors are substantially equivalent to the assets, liabilities, earnings and equity of Gray on a consolidated basis. The Subsidiary Guarantors are, directly or indirectly, wholly owned subsidiaries of Gray and the Subsidiary Guarantees are full, unconditional and joint and several. All of the current and future direct and indirect subsidiaries of Gray are guarantors of the 9 1/4% Notes. Accordingly, separate financial statements and other disclosures of each of the Subsidiary Guarantors are not presented because Gray has no independent assets or operations, the guarantees are full and unconditional and joint and several and any subsidiaries of the parent company other than the Subsidiary Guarantors are minor. The senior credit facility is collateralized by substantially all of Gray’s existing and hereafter acquired assets except real estate.

NOTE D—RETIREMENT PLANS

     The following table provides the components of net periodic benefit cost for Gray’s pension plans for the three months ended March 31, 2005 and 2004, respectively (in thousands):

	Three Months Ended
	March 31,
	2005	2004
Service cost	$700	$532
Interest cost	325	250
Expected return on plan assets	(250)	(200)
Loss amortization	100	-0-

Net periodic benefit cost	$875	$582

     During the quarter ended March 31, 2005, Gray contributed $43,000 to its pension plans. During the remainder of 2005, Gray expects to contribute an additional $3.0 million to its pension plans.

NOTE E—INFORMATION ON BUSINESS SEGMENTS

     The Company operates in three business segments: broadcasting, publishing and paging. As of March 31, 2005, the broadcasting segment operates 31 television stations located in the United States. The publishing segment operates five daily newspapers located in Georgia and Indiana. The paging operations are located in Florida, Georgia and Alabama. The following tables present certain financial information concerning Gray’s three operating segments (in thousands):

NOTE E—INFORMATION ON BUSINESS SEGMENTS (Continued)

	Three Months Ended
	March 31,
	2005	2004
Operating revenues, net:
Broadcasting	$58,309	$61,910
Publishing	11,483	10,963
Paging	1,758	1,856

Total operating revenues	$71,550	$74,729

Operating income:
Broadcasting	$11,741	$16,903
Publishing	2,286	2,235
Paging	211	236

Total operating income	14,238	19,374
Miscellaneous income, net	295	143
Interest expense	(11,113)	(10,461)

Income before income taxes	$3,420	$9,056

     Corporate and administrative expenses as well as amortization of restricted stock are allocated to operating income based on segment net revenues.

NOTE F—COMMITMENTS AND CONTINGENCIES

Tarzian Litigation

     The Company has an equity investment in Sarkes Tarzian, Inc. (“Tarzian”) representing shares in Tarzian which were originally held by the estate of Mary Tarzian (the “Estate”). As described more fully below, the Company’s ownership of the Tarzian shares is subject to certain litigation.

     On February 12, 1999, Tarzian filed suit in the United States District Court for the Southern District of Indiana against U.S. Trust Company of Florida Savings Bank as Personal Representative of the Estate, claiming that Tarzian had a binding and enforceable contract to purchase the Tarzian shares from the Estate. On February 3, 2003, the Court entered judgment on a jury verdict in favor of Tarzian for breach of contract and awarding Tarzian $4.0 million in damages. The Court denied the Estate’s renewed motion for judgment as a matter of law, and alternatively, for a new trial on the issue of liability; denied Tarzian’s motion to amend the judgment to award Tarzian specific performance of the contract and title to the Tarzian shares; and granted Tarzian’s motion to amend the judgment to include pre-judgment interest on the $4.0 million damage award. The Estate appealed the judgment and the Court’s rulings on the post-trial motions, and Tarzian cross-appealed. On February 14, 2005, the U.S. Court of Appeals for the Seventh Circuit issued a decision concluding that no contract was ever created between Tarzian and the Estate, reversing the judgment of the District Court, and remanding the case to the District Court with instructions to enter judgment for the Estate. Tarzian’s petition for rehearing was denied by the Seventh Circuit, and Tarzian has 90 days within which it may petition the U.S. Supreme Court for certiorari. On April 18, 2005, Tarzian filed a motion for a new trial in the District Court based on the Estate’s alleged failure to produce certain documents in discovery. The Company cannot predict when the final resolution of this litigation will occur.

     On March 7, 2003, Tarzian filed suit in the United States District Court for the Northern District of Georgia against Bull Run Corporation and the Company for tortious interference with contract and conversion. The lawsuit alleges that Bull Run Corporation and Gray purchased the Tarzian shares with actual knowledge that Tarzian had a binding agreement to purchase the stock from the Estate. The lawsuit seeks damages in an amount equal to the liquidation value of the interest in Tarzian that the stock represents, which Tarzian claims to be as much as $75 million, as well as attorneys’ fees, expenses, and punitive damages. The lawsuit also seeks an order requiring the Company and Bull Run Corporation to turn over the stock certificates to Tarzian and relinquish all claims to the stock. The stock purchase agreement with the Estate would permit the Company to make a claim against the Estate in

NOTE F—COMMITMENTS AND CONTINGENCIES (Continued)

Tarzian Litigation (Continued)

the event that title to the Tarzian Shares is ultimately awarded to Tarzian. There is no assurance that the Estate would have sufficient assets to honor any or all of such potential claims. The Company filed its answer to the lawsuit on May 14, 2003 denying any liability for Tarzian’s claims. On February 23, 2005, the Court granted the parties’ consent motion staying discovery pending a ruling from the Seventh Circuit on any petition for rehearing filed by Tarzian in the Indiana litigation referenced above. The parties have jointly requested an extension of this stay pending resolution of Tarzian’s motion for new trial and any petition for certiorari. The Company believes it has meritorious defenses and intends to vigorously defend the lawsuit. The Company cannot predict when the final resolution of this litigation will occur.

Related Party Receivable

     Through a rights-sharing agreement with Host Communications, Inc. (“Host”), a wholly owned subsidiary of Bull Run Corporation, Gray participated jointly with Host in the marketing, selling and broadcasting of certain collegiate sporting events and in related programming, production and other associated activities related to the University of Kentucky. Certain executive officers and significant stockholders of Gray are also executive officers and significant stockholders of Bull Run Corporation.

     The agreement commenced April 1, 2000 and terminated April 15, 2005. Gray shared the profit or loss from these activities with Host. As a result of the rights-sharing agreement, in certain circumstances, Gray could be called upon to advance payment directly to the respective collegiate institution for a portion of certain upfront rights fees. Gray was given credit for any such advance payments when determining its share of income or loss from these activities. During 2003, Gray paid $1.5 million under this provision. No similar payments were made during 2004 or 2005. As of March 31, 2005 and December 31, 2004, Gray had $1.2 million and $1.4 million respectively, recorded as a related party receivable for payments made in 2003 and earlier years.

Host Commitment

     On October 12, 2004, the University of Kentucky jointly awarded a new sports marketing agreement to Gray and Host. The new agreement commenced April 16, 2005 and has an initial term of seven years with the option to extend the license for three additional years. Aggregate license fees to be paid to the University of Kentucky over a full ten year term for the agreement will approximate $80.5 million. Gray and Host will share equally the cost of the license fees.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Introduction

     The following analysis of the financial condition and results of operations of Gray Television, Inc. (“the Company” or “Gray”) should be read in conjunction with Gray’s financial statements contained in this report and in Gray’s Form 10-K for the year ended December 31, 2004.

Overview

     The Company derives its revenues primarily from its television broadcasting operations and to a lesser extent, from its newspaper publishing and paging operations. The operating revenues of the Company’s television stations are derived from broadcast advertising revenues and, to a much lesser extent, from ancillary services such as production of commercials and tower rentals as well as compensation paid by the networks to the stations for broadcasting network programming. The operating revenues of the Company’s newspaper publishing operations are derived from advertising, circulation and classified revenue. Paging revenue is derived primarily from the sale of pagers, cellular telephones and related services. Certain information concerning the relative contributions of the Company’s television broadcasting, publishing and paging operations is provided in Note E. “Information on Business Segments” to the Company’s unaudited consolidated financial statements included elsewhere herein.

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

     Most broadcast advertising contracts are short-term, and generally run only for a few weeks. Approximately 68% of the net revenues of the Company’s television stations for the quarter ended March 31, 2005, were generated from local advertising (including political advertising revenues), which is sold primarily by a station’s sales staff directly to local accounts, and the remainder represented primarily by national advertising, which is sold by a station’s national advertising sales representative. The stations generally pay commissions to advertising agencies on local, regional and national advertising and the stations also pay commissions to the national sales representative on national advertising.

     Broadcast advertising revenues are generally highest in the second and fourth quarters each year, due in part to increases in consumer advertising in the spring and retail advertising in the period leading up to and including the holiday season. In addition, broadcast advertising revenues are generally higher during even numbered years due to spending by political candidates, which spending typically is heaviest during the fourth quarter. The Company received significant political advertising revenue during the prior year.

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

     The broadcasting operations’ primary operating expenses are employee compensation, related benefits and programming costs. The publishing operations’ primary operating expenses are employee compensation, related benefits and newsprint costs. The paging operations’ primary operating expenses are employee compensation and communications costs. In addition, the broadcasting, publishing and paging operations incur overhead expenses, such as maintenance, supplies, insurance, rent and utilities. A large portion of the operating expenses of the broadcasting, publishing and paging operations is fixed, although the Company has experienced significant variability in its newsprint costs in recent years.

Acquisition of KKCO-TV

     On January 31, 2005, the Company completed its acquisition of KKCO-TV, Channel 11 (“KKCO”) from Eagle III Broadcasting, LLC for a purchase price of $13.5 million plus related transaction costs of $700,000. Total cost was $14.2 million. KKCO, Channel 11 serves the Grand Junction, Colorado television market and is an NBC affiliate. The Company used a portion of its cash on hand to fully fund this acquisition.

Broadcasting, Publishing and Paging Revenues

     Set forth below are the principal types of revenues earned by Gray’s broadcasting, publishing and paging operations for the periods indicated and the percentage contribution of each to Gray’s total revenues (dollars in thousands):

	Three Months Ended March 31,
	2005		2004
		Percent		Percent
	Amount	of Total	Amount	of Total
Broadcasting net revenues:
Local	$39,144	54.7%	$37,358	50.0%
National	15,272	21.3	16,243	21.7
Network compensation	1,643	2.3	2,410	3.2
Political	293	0.4	3,534	4.7
Production and other	1,957	2.7	2,365	3.2

	$58,309	81.4%	$61,910	82.8%

Publishing and other net revenues:
Retail	$6,047	8.5%	$5,521	7.4%
Classified	3,501	4.9	3,172	4.3
Circulation	1,709	2.4	2,050	2.7
Paging lease, sales and service	1,758	2.5	1,856	2.5
Other	226	0.3	220	0.3

	$13,241	18.6%	$12,819	17.2%

Total	$71,550	100.0%	$74,729	100.0%

Results of Operations

Three Months Ended March 31, 2005 Compared To Three Months Ended March 31, 2004

     Revenues. Total revenues for the three months ended March 31, 2005 decreased 4.3% to $71.6 million as compared to the same period of the prior year.

•	Broadcasting revenues decreased 6% over the same period of the prior year to $58.3 million. The decrease in broadcasting revenues reflects decreased political advertising revenues, national advertising revenues and network compensation partially offset by increased non-political local broadcasting advertising revenues. Excluding political advertising revenues, local broadcasting advertising revenues increased 5% to $39.1 million from $37.4 million. Approximately 40% of this increase, or 2% compared to the prior period, is attributable to results from Gray’s launch of three UPN second channels in three of its existing television markets during 2004, results of WCAV, Charlottesville, VA which began operations in August 2004 and the acquisition of KKCO on January 31, 2005 offset in part by the sale of the Company’s satellite uplink operations on December 31, 2004. We attribute the remaining increases of approximately 3% in non-political local broadcasting advertising revenues to a moderate increase in demand for commercial time by local advertisers. Political advertising revenues decreased to $293,000 from $3.5 million reflecting the cyclical influence of the 2004 Presidential election. National broadcasting advertising revenues decreased 6% to $15.3 million from $16.2 million due to a decrease in demand from national advertisers. Network compensation revenue decreased 32% to $1.6 million due to lower revenue from newly renewed network affiliation agreements.

•	Publishing and other revenues consists primarily of Gray’s newspaper publishing and paging operations. Publishing revenues increased 5% to $11.5 million. Retail advertising revenue and classified advertising revenue were the primary contributors to the increase in publishing revenues. Both retail and classified advertising revenue increased 10%. The quantity of advertising space sold was consistent with that of the prior year. The increased revenue was due to rate increases. Circulation revenue decreased 17%. Circulation revenue decreased largely due to a rate decrease at one of Gray’s newspapers. The rates were decreased in order to promote long-term sales and to increase subscription retention. Paging revenues decreased 5% to $1.8 million. The decrease was due primarily to price competition and a reduction of units in service. The Company had approximately 38,000 and 50,000 units in service at March 31, 2005 and 2004, respectively. The number of units in service decreased due to increased competition from other communication services and products such as cellular telephones. Competition from these products is expected to continue in the future.

     Operating expenses. Operating expenses increased 4% to $57.3 million as compared to the same period of the prior year.

•	Broadcasting expenses, before depreciation, amortization and loss on disposal of assets increased 3% to $38.7 million. Approximately 50% of this increase, is attributable to operating expenses relating to Gray’s launch of three UPN second channels in three of its existing television markets during 2004, expenses of WCAV, Charlottesville, VA which began operations in August 2004 and expenses of KKCO, acquired on January 31, 2005, offset, in part, by the sale of the Company’s satellite uplink operations on December 31, 2004. We attribute the remaining increase to routine increases in payroll and benefits costs.

•	Publishing and other expenses, before depreciation, amortization and loss on disposal of assets, increased 4% to $9.8 million. The increase was primarily the result of increased payroll expense reflecting the expansion of circulation at the suburban Atlanta newspapers compared to the prior period and to a lesser degree an increase in the cost of newsprint reflecting both increases in pricing as well as consumption due to the expanded circulation compared to the prior period.

•	Corporate and administrative expenses, before depreciation, amortization and loss on disposal of assets increased 12% to $2.6 million due primarily to increased fees paid for audit services in the current period as compared to that of the prior year. In addition, payroll expense increased due to the addition of full time positions in internal audit and information technology in August and December 2004, respectively.

•	Amortization of intangible assets was $209,000 for the three months ended March 31, 2005, as compared to $283,000 for the same period of the prior year, a decrease of $74,000 or 26%. The decrease in amortization expense was due to certain definite lived intangible assets becoming fully amortized.

•	Amortization of restricted stock is related to restricted stock that was issued to directors and an officer of the Company.

•	Loss on disposal of assets, net was $34,000 for the three months ended March 31, 2005, as compared to $4,000 for the same period of the prior year. These losses have been incurred in the ordinary course of business as equipment has been replaced.

     Interest expense. Interest expense increased $652,000 to $11.1 million. This increase is primarily attributable to higher average interest rates in the first quarter of 2005 compared to 2004. The combined average interest rates on the Company’s senior credit facility and 9 1/4% Notes were 6.48% and 6.00% for the quarters ended March 31, 2005 and 2004, respectively.

     Federal and state income tax expense. An income tax expense of $1.3 million was recorded for the three months ended March 31, 2005 as compared to an income tax expense of $3.6 million for the three months ended March 31, 2004. The decreased expense in the current year as compared to that of the prior year was attributable to having decreased income in the current period as compared to the prior period. The effective income tax rate was approximately 39% for the current year and prior year periods.

Liquidity and Capital Resources

General

     The following tables present certain data that Gray believes is helpful in evaluating its liquidity and capital resources (in thousands).

	Three Months Ended March 31,
	2005	2004
Net cash provided by operating activities	$18,811	$23,921
Net cash used in investing activities	(20,244)	(8,936)
Net cash used in financing activities	(12,430)	(2,249)

Net increase (decrease) in cash and cash equivalents	$(13,863)	$12,736

	As of
	March 31, 2005	December 31, 2004
Cash and cash equivalents	$36,703	$50,566
Long-term debt including current portion	654,985	655,905
Preferred stock	39,025	39,003
Available credit under senior credit agreement	69,375	71,250

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

     Net cash provided by operating activities decreased $5.1 million. The decrease was due primarily to a decrease in net income, deferred income taxes and changes in operating assets and liabilities.

     Net cash used in investing activities increased $11.3 million. The increase was due primarily to the completion of the acquisition of a television station representing a use of cash totaling $13.9 million. This increase was partially offset by a decrease in the purchase of property and equipment of $1.6 million.

     Net cash used in financing activities increased $10.2 million. The Company repurchased 354,900 shares of Common Stock for $5.1 million, and 12,800 shares of Class A Common Stock for $0.1 million. No similar purchases were made in the prior year. Dividends paid increased $5.8 million due to the payment of a special dividend that was declared in the fourth quarter of 2004.

Capital Expenditures

     Set forth below is the Company’s capital expenditure activity for the three months ended March 31, 2005 and 2004 as well as estimated capital expenditure activity for the remainder of 2005 (in thousands):

	2005
	Non Digital	Digital	Total
Estimate of capital expenditures for the year ended December 31, 2005	$13,000	$9,000	$22,000
Less: Capital expenditure payments made during the three months ended March 31, 2005	(5,132)	(1,527)	(6,659)

Estimated capital expenditures for the remainder of the year	$7,868	$7,473	$15,341

	2004
	Non Digital	Digital	Total
Capital expenditure payments made during the three months ended March 31, 2004	$3,017	$5,213	$8,230

     The Company will increase the power output of its digital broadcast signals of certain stations. These enhancements will be phased in by July 2006 to meet certain FCC regulations. The estimates above are as of the date of filing this Quarterly Report.

Debt

     As of March 31, 2005, the balance outstanding and the balance available under Gray’s senior credit facility were $374.1 million and $69.4 million, respectively, and the interest rate on the balance outstanding was 4.35%. As of March 31, 2005, the Company’s Senior Subordinated Notes due 2011 (the “9 1/4% Notes”) had a balance outstanding of $279.0 million excluding unamortized discount of $1.0 million. Gray makes semiannual interest payments on the 9 1/4% Notes of $12.95 million on June 15th and December 15th. Interest payments on the senior credit facility are made on varying dates throughout the year.

Related Party Receivable

     Through a rights-sharing agreement with Host Communications, Inc. (“Host”), a wholly owned subsidiary of Bull Run Corporation, Gray participated jointly with Host in the marketing, selling and broadcasting of certain collegiate sporting events and in related programming, production and other associated activities related to the University of Kentucky. Certain executive officers and significant stockholders of Gray are also executive officers and significant stockholders of Bull Run Corporation.

     The agreement commenced April 1, 2000 and terminated April 15, 2005. Gray shared the profit or loss from these activities with Host. As a result of the rights-sharing agreement, in certain circumstances, Gray could be called upon to advance payment directly to the respective collegiate institution for a portion of certain upfront rights fees. Gray was given credit for any such advance payments when determining its share of income or loss from these activities. During 2003, Gray paid $1.5 million under this provision. No similar payments were made in 2004 or 2005. As of March 31, 2005 and December 31, 2004, Gray had $1.2 million and $1.4 million respectively recorded as a current related party receivable for payments made in 2003 and earlier years.

Commitment

     On October 12, 2004, the University of Kentucky jointly awarded a new sports marketing agreement to Gray and Host. The new agreement commenced April 16, 2005 and has an initial term of seven years with the option to extend the license for three additional years. Aggregate license fees to be paid to the University of Kentucky over a full ten year term for the agreement will approximate $80.5 million. Gray and Host will share equally the cost of the license fees.

Other

     During the quarter ended March 31, 2005, Gray contributed $43,000 to its pension plans. During the remainder of 2005, Gray expects to contribute an additional $3.0 million to its pension plans.

Critical Accounting Policies

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make judgments and estimations that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Gray considers its accounting policies relating to intangible assets and income taxes to be critical policies that require judgments or estimations in their application where variances in those judgments or estimations could make a significant difference to future reported results. These critical accounting policies and estimates are more fully disclosed in Gray’s Annual Report on Form 10-K for the year ended December 31, 2004.

Recent Accounting Pronouncements

Valuation of Intangible Assets

     At the September 2004 meeting of the Emerging Issues Task Force (“EITF”), Securities and Exchange Commission (the “SEC”) Observer clarified the SEC Staff’s position on the use of the residual method for valuation of acquired assets other than goodwill which is referred to as topic D-108. The SEC Staff believes that the residual method does not comply with the requirements of Statements of Financial Accounting Standards No. 141, “Business Combinations” when used to value certain intangible assets that arise from legal or contractual rights. Accordingly, the SEC Staff believes that the residual method should no longer be used to value intangible assets other than goodwill. Registrants should apply the income approach to such assets acquired in business combinations completed after September 29, 2004, and registrants who have applied the residual method to the valuation of intangible assets for the purpose of impairment testing shall perform an impairment test using an income approach on all intangible assets that were previously valued using the residual method no later than the beginning of their first fiscal year beginning after December 15, 2004. Impairment of intangible assets recognized upon application of an income approach, including the associated deferred tax effects, should be recorded as a cumulative effect of a change in accounting principle. Early adoption of an income approach is encouraged. As mentioned above, television broadcast licenses acquired by the Company prior to January 1, 2002 were valued using the residual value methodology. During the first quarter of 2005, the Company adopted the income approach and performed a valuation assessment of its Federal Communications Commission (the “FCC”) licenses using the income approach. The Company’s adoption of this provision did not materially effect the Company’s financial statements.

Share-Based Payment

     In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123, (“SFAS No. 123”) (revised 2005), Share-Based Payment (SFAS 123(R)), that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123(R) eliminates the ability to account for share-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and generally would require instead that such transactions be accounted for using a fair-value-based method. The Company is currently evaluating SFAS 123(R) to determine which fair-value-based model and transitional provision it will follow upon adoption. The options for transition methods as prescribed in SFAS 123(R) include either the modified prospective or the modified retrospective methods. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock as the requisite service is rendered beginning with the first quarter of adoption, while the modified retrospective method would record compensation expense for stock options and restricted stock beginning with the first period restated. Under the modified retrospective method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. SFAS 123(R) will be effective for the Company beginning in its first quarter of fiscal 2006. Although the Company will continue to evaluate the application of SFAS 123(R), based on options issued and outstanding at present, the Company expects that the expense will be between $50,000 and $100,000 for the year ended December 31, 2006.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

     Gray believes that the market risk of its financial instruments as of March 31, 2005 has not materially changed since December 31, 2004. The market risk profile on December 31, 2004 is disclosed in Gray’s Annual Report on Form 10-K for the year ended December 31, 2004.

Item 4. Controls and Procedures

     As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the CEO and the CFO have concluded that Gray’s disclosure controls and procedures are effective to ensure that information required to be disclosed by Gray in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and to ensure that such information is accumulated and communicated to Gray’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosures. There were no changes in Gray’s internal control over financial reporting during the first quarter of 2005 identified in connection with this evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     The information contained in Note F — Contingencies of the Notes to Condensed Consolidated Financial Statements filed as part of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     Issuer Purchases of Equity Securities

     The following tables provide information about Gray’s repurchase of its common stock (ticker: GTN) and its class A common stock (ticker: GTN.A) during the quarter ended March 31, 2005.

Issuer Purchases of Common Stock and Class A Common Stock

					(d) Maximum Number
				(c) Total Number of	of Shares that May
			(b) Average Price	Shares Purchased as	Yet Be Purchased
	NYSE Ticker	(a) Total Number of	Paid per	Part of Publicly	Under the Plans or
Period	Symbol	Shares Purchased	Share(1)	Announced Plans	Programs(2)

January 1, 2005 through January 31,	GTN	269,700	$13.86	269,700
2005:	GTN.A	2,600	$12.96	2,600	1,981,300

February 1, 2005 through February	GTN	85,200	$14.64	85,200
28, 2005:	GTN.A	10,200	$13.47	10,200	1,885,900

March 1, 2005 through March 31,	GTN	-0-	$00.00	-0-
2005:	GTN.A	-0-	$00.00	-0-	1,885,900

Total		367,700	$14.19	367,700	1,885,900

(1)	Amount excludes standard brokerage commissions.

(2)	On November 3, 2004, the Company’s Board of Directors increased, from 2 million to 4 million, the aggregate number of shares of its Common Stock or Class A Common Stock authorized for repurchase. On March 3, 2004, Gray’s Board of Directors had previously authorized the repurchase, from time to time, of up to an aggregate of 2 million shares of the Company’s Common Stock or Class A Common Stock. As of March 31, 2005, 1,885,900 shares of the Company’s Common Stock and Class A Common Stock are available for repurchase under the increased limit of 4 million shares. There is no expiration date for this repurchase plan.

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

GRAY TELEVISION, INC.
(Registrant)

Date: May 6, 2005	By:	/s/ James C. Ryan

James C. Ryan,
Senior Vice President and Chief Financial Officer