Form 10-Q
period 2005-06-30
GRAY TELEVISION INC
filed 2005-08-08
CIK 43196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2005 or

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
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑ No ☐
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock, (No Par Value)	Class A Common Stock, (No Par Value)

43,046,466 shares outstanding as of July 22, 2005	5,753,020 shares outstanding as of July 22, 2005

INDEX
GRAY TELEVISION, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands)

	June 30,	December 31,
	2005	2004
Assets:
Current assets:
Cash and cash equivalents	$6,203	$50,566
Trade accounts receivable, less allowance for doubtful accounts of $591 and $947 respectively	56,043	56,964
Inventories	909	1,101
Current portion of program broadcast rights, net	2,446	7,679
Related party receivable	1,334	1,411
Other current assets	3,409	2,188

Total current assets	70,344	119,909

Property and equipment:
Land	18,498	18,394
Buildings and improvements	38,194	37,225
Equipment	218,888	200,474

	275,580	256,093
Accumulated depreciation	(122,823)	(113,884)

	152,757	142,209

Deferred loan costs, net	10,135	12,101
Broadcast licenses	935,078	926,739
Goodwill	158,128	153,858
Other intangible assets, net	2,414	2,832
Investment in broadcasting company	13,599	13,599
Other	2,098	2,222

Total assets	$1,344,553	$1,373,469

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued) (Unaudited)
(in thousands)

	June 30,	December 31,
	2005	2004
Liabilities and stockholders’ equity:
Current liabilities:
Trade accounts payable	$3,492	$3,276
Employee compensation and benefits	8,714	12,389
Current portion of accrued pension costs	5,854	2,685
Accrued interest	1,228	4,233
Other accrued expenses	12,874	7,710
Dividends payable	-0-	5,871
Federal and state income taxes	1,301	1,063
Current portion of program broadcast obligations	4,116	9,225
Acquisition related liabilities	774	1,231
Deferred revenue	2,252	2,386
Current portion of long-term debt	2,075	3,823

Total current liabilities	42,680	53,892

Long-term debt, less current portion	633,416	652,082
Program broadcast obligations, less current portion	591	852
Deferred income taxes	245,605	242,988
Other	5,545	6,415

Total liabilities	927,837	956,229

Commitments and contingencies (Note F)

Redeemable Serial Preferred Stock, no par value; cumulative; convertible; designated 5 shares, respectively, issued and outstanding 4 shares, respectively ($39,640 aggregate liquidation value, respectively)	39,047	39,003

Stockholders’ equity:
Common Stock, no par value; authorized 100,000 shares and 50,000 shares, respectively, issued 45,090 shares and 44,787 shares, respectively	405,789	402,162
Class A Common Stock, no par value; authorized 15,000 shares; issued 7,332 shares, respectively	11,037	11,037
Retained earnings	12,585	11,669
Accumulated other comprehensive loss, net of tax	(1,414)	(1,414)
Unearned compensation	(932)	(1,056)

	427,065	422,398

Treasury Stock at cost, Common Stock, 2,048 shares and 1,693 shares, respectively	(26,997)	(21,934)
Treasury Stock at cost, Class A Common Stock, 1,579 shares and 1,566 shares, respectively	(22,399)	(22,227)

Total stockholders’ equity	377,669	378,237

Total liabilities and stockholders’ equity	$1,344,553	$1,373,469

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands except for per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Operating revenues:
Broadcasting (less agency commissions)	$67,988	$71,235	$126,297	$133,144
Publishing and other	13,531	12,860	26,477	25,183

	81,519	84,095	152,774	158,327

Expenses:
Operating expenses before depreciation, amortization and (gain) loss on disposal of assets, net:
Broadcasting	39,585	37,053	78,279	74,451
Publishing and other	9,818	9,020	19,340	17,925
Corporate and administrative	4,082	2,163	6,728	4,536
Depreciation	5,888	5,870	11,702	11,672
Amortization of intangible assets	208	237	417	519
Amortization of restricted stock awards	98	94	196	189
(Gain) loss on disposal of assets, net	305	(626)	339	(622)

	59,984	53,811	117,001	108,670

Operating income	21,535	30,284	35,773	49,657
Miscellaneous income, net	158	262	453	407
Interest expense	(11,312)	(10,474)	(22,425)	(20,935)
Loss on early extinguishment of debt	(4,770)	-0-	(4,770)	-0-

Income before income taxes	5,611	20,072	9,031	29,129
Income tax expense	2,218	7,875	3,563	11,429

Net income	3,393	12,197	5,468	17,700
Preferred dividends (includes accretion of issuance cost of $22, $22, $44 and $44, respectively)	814	821	1,629	1,643

Net income available to common stockholders	$2,579	$11,376	$3,839	$16,057

Basic per share information:
Net income available to common stockholders	$0.05	$0.23	$0.08	$0.32

Weighted average shares outstanding	48,639	49,958	48,619	49,907

Diluted per share information:
Net income available to common stockholders	$0.05	$0.22	$0.08	$0.32

Weighted average shares outstanding	48,851	50,588	48,948	50,546

Dividends declared per share	$0.03	$0.03	$0.06	$0.06

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (Unaudited)
(in thousands except for number of shares)

										Accumulated
	Class A				Retained	Class A		Common		Other
	Common Stock		Common Stock		Earnings	Treasury Stock		Treasury Stock		Comprehensive	Unearned
	Shares	Amount	Shares	Amount	(Deficit)	Shares	Amount	Shares	Amount	Income (Loss)	Compensation	Total
Balance at December 31, 2004	7,331,574	$11,037	44,786,566	$402,162	$11,669	(1,565,754)	$(22,227)	(1,693,150)	$(21,934)	$(1,414)	$(1,056)	$378,237

Net income	-0-	-0-	-0-	-0-	5,468	-0-	-0-	-0-	-0-	-0-	-0-	5,468

Comprehensive income												5,468

Common Stock cash dividends ($0.06) per share	-0-	-0-	-0-	-0-	(2,923)	-0-	-0-	-0-	-0-	-0-	-0-	(2,923)
Preferred Stock dividends	-0-	-0-	-0-	-0-	(1,629)	-0-	-0-	-0-	-0-	-0-	-0-	(1,629)
Issuance of Common Stock:
401(k) plan	-0-	-0-	63,420	848	-0-	-0-	-0-	-0-	-0-	-0-	-0-	848
Non-qualified stock plan	-0-	-0-	234,830	2,303	-0-	-0-	-0-	-0-	-0-	-0-	-0-	2,303
Directors’ restricted stock plan	-0-	-0-	5,000	72	-0-	-0-	-0-	-0-	-0-	-0-	(72)	-0-
Amortization of unearned compensation	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	196	196
Purchase of Common Stock	-0-	-0-	-0-	-0-	-0-	(12,800)	(172)	(354,900)	(5,063)	-0-	-0-	(5,235)
Income tax benefits relating to stock plans	-0-	-0-	-0-	404	-0-	-0-	-0-	-0-	-0-	-0-	-0-	404

Balance at June 30, 2005	7,331,574	$11,037	45,089,816	$405,789	$12,585	(1,578,554)	$(22,399)	(2,048,050)	$(26,997)	$(1,414)	$(932)	$377,669

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2005	2004
Operating activities
Net income	$5,468	$17,700
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,702	11,672
Amortization of intangible assets	417	519
Amortization of deferred loan costs	878	936
Amortization of bond discount	70	72
Amortization of restricted stock award	196	189
Amortization of program broadcast rights	5,657	5,515
Write off loan acquisition costs from early extinguishment of debt	2,684	-0-
Payments on program broadcast obligations	(5,668)	(5,399)
Supplemental employee benefits	(25)	(22)
Common Stock contributed to 401(k) Plan	848	952
Deferred income taxes	2,617	9,785
(Gain) loss on disposal of assets, net	339	(622)
Other	705	-0-
Changes in operating assets and liabilities, net of business acquisitions:
Receivables, inventories and other current assets	602	536
Accounts payable and other current liabilities	(2,024)	(2,145)
Accrued interest	(3,005)	(1,987)
Income taxes payable	238	1,984

Net cash provided by operating activities	21,699	39,685

Investing activities
Acquisition of television businesses and licenses, net of cash acquired	(13,945)	-0-
Purchases of property and equipment	(17,095)	(15,807)
Payments on acquisition related liabilities	(520)	(1,160)
Other	485	938

Net cash used in investing activities	(31,075)	(16,029)

Financing activities
Proceeds from borrowings on long-term debt	1,938	938
Repayments of borrowings on long-term debt	(22,421)	(1,024)
Deferred loan costs	(1,595)	(811)
Dividends paid, net of accreted preferred dividend	(10,381)	(4,603)
Income tax benefit relating to stock plans	404	-0-
Proceeds from issuance of common stock	2,303	1,658
Purchase of common stock	(5,235)	-0-

Net cash used in financing activities	(34,987)	(3,842)

Increase (decrease) in cash and cash equivalents	(44,363)	19,814
Cash and cash equivalents at beginning of period	50,566	11,947

Cash and cash equivalents at end of period	$6,203	$31,761

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE A—BASIS OF PRESENTATION
     The accompanying unaudited condensed consolidated financial statements of Gray Television, Inc. (“Gray”, “we”, “us”, “our” or “the Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Operating results for the three-month and six-month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in Gray’s Annual Report on Form 10-K for the year ended December 31, 2004.
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
     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. Gray’s pro forma information follows (in thousands, except per common share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income available to common stockholders, as reported	$2,579	$11,376	$3,839	$16,057
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	-0-	-0-	-0-	-0-
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(666)	(262)	(855)	(538)

Net income available to common stockholders, pro forma	$1,913	$11,114	$2,984	$15,519

Net income per common share:
Basic, as reported	$0.05	$0.23	$0.08	$0.32
Basic, pro forma	$0.04	$0.22	$0.06	$0.31

Diluted, as reported	$0.05	$0.22	$0.08	$0.32
Diluted, pro forma	$0.04	$0.22	$0.06	$0.31

NOTE A—BASIS OF PRESENTATION (Continued)
Earnings Per Share
     Gray computes earnings per share in accordance with FASB Statement No. 128, “Earnings Per Share” (“EPS”). The following table reconciles weighted average shares outstanding — basic to weighted average shares outstanding — diluted for the three months and six months ended June 30, 2005 and 2004 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Weighted average shares outstanding — basic	48,639	49,958	48,619	49,907
Stock options, warrants, convertible preferred stock and restricted stock	212	630	329	639

Weighted average shares outstanding — diluted	48,851	50,588	48,948	50,546

     For the three months and six months ended June 30, 2005 and 2004, the Company generated net income; therefore, common stock equivalents related to employee stock-based compensation plans, warrants and convertible preferred stock were included in the computation of diluted earnings per share to the extent that their exercise costs and conversion prices exceeded market value. The number of antidilutive common stock equivalents excluded from diluted earnings per share for the respective periods are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Antidilutive common stock equivalents excluded from diluted earnings per share	4,674	4,732	4,557	4,723
Recent Accounting Pronouncements
     Accounting Changes and Corrections of Errors — In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 154, (“SFAS No. 154”), Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 20. SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS No. 154 is effective for the Company in the first quarter of 2006.
     Share-Based Payment — In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123, (“SFAS No. 123”) (revised 2005), Share-Based Payment (SFAS 123(R)), that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123(R) eliminates the ability to account for share-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and generally would require instead that such transactions be accounted for using a fair-value-based method. The Company is currently evaluating SFAS 123(R) to determine which fair-value-based model and transitional provision it will follow upon adoption. The options for transition methods as prescribed in SFAS 123(R) include either the modified prospective or the modified retrospective methods. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock as the requisite service is rendered beginning with the first quarter of adoption, while the modified retrospective method would record compensation expense for

NOTE A—BASIS OF PRESENTATION (Continued)
Recent Accounting Pronouncements (Continued)
stock options and restricted stock beginning with the first period restated. Under the modified retrospective method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. SFAS 123(R) will be effective for the Company beginning in its first quarter of fiscal 2006. Although the Company will continue to evaluate the application of SFAS 123(R), based on options issued and outstanding at present, the Company expects that the expense will be between $75,000 and $125,000 for the year ended December 31, 2006.
     American Jobs Creation Act of 2004 — On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the “Act”). The Act provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. The Company is currently evaluating which of its operations may qualify as “qualified domestic production activities” under the Act and thus the financial effect that the Act may or may not have upon the Company.
Reclassifications
      Portions of prior year publishing revenue and expense in the accompanying condensed consolidated financial statements have been reclassified to conform to the 2005 presentation. For the three months and six months ended June 30, 2004, $258,000 and $754,000, respectively, of publishing revenue and expense that was previously recognized separately has been presented on a net basis. The reclassification does not affect operating income, net income or cash flows.
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
     The acquisition of KKCO has been accounted for under the purchase method of accounting. Under the purchase method of accounting, the results of operations of the acquired business are included in the accompanying condensed consolidated financial statements as of its acquisition date. The identifiable assets and liabilities of the

NOTE B—BUSINESS ACQUISITION (Continued)
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

     All of the goodwill recorded in association with the acquisition of KKCO is expected to be deductible for income tax purposes. Broadcast licenses and goodwill are indefinite lived intangible assets. KKCO contributed revenue of $715,000 and operating income of $54,000 to the Company’s operating results for the three months ended June 30, 2005. KKCO contributed revenue of $1.1 million and operating income of $93,000 to the Company’s operating results for the six months ended June 30, 2005.
NOTE C—LONG-TERM DEBT
     On June 28, 2005, Gray amended its existing senior credit facility. The amended agreement has a maximum term of seven and one half years and the total amount available under the agreement is $400 million, consisting of a $100 million revolving facility, a $100 million term loan A facility and a $200 million term loan B facility. Gray may use the proceeds from the credit facilities for working capital, capital expenditures made in the ordinary course of business and for certain investments and acquisitions permitted under the facilities. The amended agreement contains affirmative and negative covenants that Gray must comply with, including (a) limitations on additional indebtedness, (b) limitations on liens, (c) limitations on the sale of assets, (d) limitations on guarantees, (e) limitations on investments and acquisitions, (f) limitations on the payment of dividends, (g) limitations on mergers, as well as other customary covenants. Also, Gray must not let its leverage ratio and senior leverage ratio exceed certain maximum limits and Gray can not let its interest coverage ratio or fixed charge ratio fall below certain minimum limits as such ratio is defined in the senior credit facility.
     Simultaneous with amending its senior credit facility, Gray borrowed $376 million under the senior credit facility to retire all previous outstanding obligations under its previously existing senior credit facility. The previous senior credit facility originally provided for borrowing of up to $450 million, and consisted of a $375 million term facility and a $75 million revolving facility.
     Gray paid out approximately $1.6 million in cash for the amendment of the senior credit facility and of this amount $1.2 million was capitalized as deferred financing costs which will be amortized to interest expense over the remaining life of the agreement. The remaining $370,126 was reported as a loss on early extinguishment of debt. Furthermore, Gray wrote off deferred financing costs and recognized a loss on early extinguishment of debt in the amount of $1.8 million. Therefore, the total loss on early extinguishment of debt related to the amendment of the senior credit facility was $2.2 million.
     Gray’s interest rate is based on the lender’s base rate (generally reflecting the lender’s prime rate) plus the specified margin or a London Interbank Offered Rate (“LIBOR”) plus a specified margin. The specified margin for revolving and term loan A advances is determined by Gray’s debt leverage ratio as defined in the agreement.

NOTE C—LONG-TERM DEBT (Continued)

	Range of Applicable Margin	Range of Applicable Margin
	for Base Rate Advances	for LIBOR Rate Advances

Revolving and term A advances	0% to 0.25%	0.75% to 1.5%
Term B advances	0.25%	1.5%
     Gray has elected to borrow these funds under its LIBOR option. The interest rate under this option is LIBOR plus the current margin of 1.25% for revolving and term loan A advances and a margin of 1.5% for term loan B advances. The amount outstanding under the senior credit facility as of June 30, 2005 is $376 million and is allocated as follows: revolving loan of $76 million, term loan A of $100 million and term loan B of $200 million. Available credit under the senior credit facility as of June 30, 2005, was $24 million.
     During the six months ended June 30, 2005, Gray repurchased $21.5 million, face amount, of its Senior Subordinated Notes due 2011 (the “9 1/4% Notes”) in the open market. Associated with this repurchase, Gray recorded an early extinguishment of debt of $2.6 million which included a premium of $2.0 million, the write off of unamortized deferred finance costs of $485,000 and an unaccreted discount of $74,000. Upon repurchase of Gray’s 9 1/4% Notes, Gray paid $749,000 in accrued interest. Gray used cash on hand of $24.3 million for the repurchase of its 9 1/4% Notes which included amounts for the face amount of the 9 1/4% Notes, premium and accrued interest. As of June 30, 2005, Gray’s 9 1/4% Notes had a balance outstanding of $257.6 million excluding unaccreted discount of $0.9 million.
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
     Gray is a holding company with no material independent assets or operations, other than its investment in its subsidiaries. The aggregate assets, liabilities, earnings and equity of the Subsidiary Guarantors are substantially equivalent to the assets, liabilities, earnings and equity of Gray on a consolidated basis. The Subsidiary Guarantors are, directly or indirectly, wholly owned subsidiaries of Gray and the Subsidiary Guarantees are full, unconditional and joint and several. All of the current and future direct and indirect subsidiaries of Gray are guarantors of the 9 1/4% Notes. Accordingly, separate financial statements and other disclosures of each of the Subsidiary Guarantors are not presented because Gray has no independent assets or operations, the guarantees are full and unconditional and joint and several and any subsidiaries of the parent company other than the Subsidiary Guarantors are minor. The senior credit facility is collateralized by substantially all of Gray’s existing and hereafter acquired assets except for real estate and the assets utilized in Gray’s publishing and paging business.
NOTE D—RETIREMENT PLANS
     The following table provides the components of net periodic benefit cost for Gray’s pension plans for the three and six months ended June 30, 2005 and 2004, respectively (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Service cost	$758	$592	$1,457	$1,092
Interest cost	325	267	650	517
Expected return on plan assets	(222)	(203)	(472)	(403)
Loss amortization	139	28	239	28

Net periodic benefit cost	$1,000	$684	$1,874	$1,234

     During the quarter ended June 30, 2005, Gray contributed $766,000 to its pension plans. During the remainder of 2005, Gray expects to contribute an additional $4.2 million to its pension plans.

NOTE E—INFORMATION ON BUSINESS SEGMENTS
     The Company operates in three business segments: broadcasting, publishing and paging. As of June 30, 2005, the broadcasting segment operates 31 television stations located in the United States. The publishing segment operates five daily newspapers located in Georgia and Indiana. The paging operations are located in Florida, Georgia and Alabama. The following tables present certain financial information concerning Gray’s three operating segments (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Operating revenues, net:
Broadcasting	$67,988	$71,235	$126,297	$133,144
Publishing	11,615	11,062	22,803	21,529
Paging	1,916	1,798	3,674	3,654

Total operating revenues	$81,519	$84,095	$152,774	$158,327

Operating income:
Broadcasting	$19,219	$27,205	$30,950	$44,092
Publishing	2,094	2,766	4,391	5,015
Paging	222	313	432	550

Total operating income	21,535	30,284	35,773	49,657
Miscellaneous income, net	158	262	453	407
Interest expense	(11,312)	(10,474)	(22,425)	(20,935)
Loss on early extinguishment of debt	(4,770)	-0-	(4,770)	-0-

Income before income taxes	$5,611	$20,072	$9,031	$29,129

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
     On February 12, 1999, Tarzian filed suit in the United States District Court for the Southern District of Indiana against U.S. Trust Company of Florida Savings Bank as Personal Representative of the Estate, claiming that Tarzian had a binding and enforceable contract to purchase the Tarzian shares from the Estate. On February 3, 2003, the Court entered judgment on a jury verdict in favor of Tarzian for breach of contract and awarding Tarzian $4.0 million in damages. The Estate appealed the judgment and the Court’s rulings on certain post-trial motions, and Tarzian cross-appealed. On February 14, 2005, the U.S. Court of Appeals for the Seventh Circuit issued a decision concluding that no contract was ever created between Tarzian and the Estate, reversing the judgment of the District Court, and remanding the case to the District Court with instructions to enter judgment for the Estate. Tarzian’s petition for rehearing was denied by the Seventh Circuit, and Tarzian has petitioned the U.S. Supreme Court for certiorari. Tarzian also filed a motion for a new trial in the District Court based on the Estate’s alleged failure to produce certain documents in discovery, and on June 16, 2005, the Court denied Tarzian’s motion. On July 21, 2005, Tarzian filed a notice of appeal to the Seventh Circuit Court of Appeals from the District Court’s denial of its motion for new trial and entry of final judgment for the Estate. The Company cannot predict when the final resolution of this litigation will occur.
     On March 7, 2003, Tarzian filed suit in the United States District Court for the Northern District of Georgia against Bull Run Corporation and the Company for tortious interference with contract and conversion. The lawsuit

NOTE F—COMMITMENTS AND CONTINGENCIES (Continued)
Tarzian Litigation (Continued)
alleges that Bull Run Corporation and Gray purchased the Tarzian shares with actual knowledge that Tarzian had a binding agreement to purchase the stock from the Estate. The lawsuit seeks damages in an amount equal to the liquidation value of the interest in Tarzian that the stock represents, which Tarzian claims to be as much as $75 million, as well as attorneys’ fees, expenses, and punitive damages. The lawsuit also seeks an order requiring the Company and Bull Run Corporation to turn over the stock certificates to Tarzian and relinquish all claims to the stock. The stock purchase agreement with the Estate would permit the Company to make a claim against the Estate in the event that title to the Tarzian Shares is ultimately awarded to Tarzian. There is no assurance that the Estate would have sufficient assets to honor any or all of such potential claims. The Company filed its answer to the lawsuit on May 14, 2003 denying any liability for Tarzian’s claims. On May 27, 2005, the Court issued an Order administratively closing the case pending resolution of Tarzian’s lawsuit against the Estate in Indiana federal court. The Company believes it has meritorious defenses and intends to vigorously defend the lawsuit. The Company cannot predict when the final resolution of this litigation will occur.
Related Party Receivable
     Through a rights-sharing agreement with Host Communications, Inc. (“Host”), a wholly owned subsidiary of Bull Run Corporation (“Bull Run”), Gray participated jointly with Host in the marketing, selling and broadcasting of certain collegiate sporting events and in related programming, production and other associated activities related to the University of Kentucky. Certain executive officers and significant stockholders of Gray are also executive officers and significant stockholders of Bull Run Corporation.
     The agreement commenced April 1, 2000 and terminated April 15, 2005. Gray shared the profit or loss from these activities with Host. Under that agreement, in certain circumstances, Gray was called upon to advance payment directly to the respective collegiate institution for a portion of certain upfront rights fees. Gray was given credit for any such advance payments when determining its share of income or loss from these activities. During 2003, Gray paid $1.5 million under this provision. No similar payments were made during 2004 or 2005. As of June 30, 2005 and December 31, 2004, Gray had $1.3 million and $1.4 million respectively, recorded as a related party receivable for payments made in 2003 and earlier years.
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
NOTE G —SUBSEQUENT EVENT
Plan for Spin-off of Our Newspaper Publishing and Wireless Businesses
     On August 2, 2005, Gray announced that our board of directors approved a plan to spin off our newspaper publishing business and our paging business to our shareholders, which will result in a newly created and separately traded public company named Triple Crown Media, Inc. (“TCM”). We expect that as a result of the spin-off, both Gray and TCM will be better able to focus financial and operational resources on their own business and executing their own strategic plan. In addition, we believe that both Gray and TCM will have greater strategic and financial flexibility to support future growth opportunities.
     We currently conduct our newspaper publishing business and wireless business through our subsidiary Gray Publishing, LLC and its subsidiaries. Under the proposed spin-off, we will contribute all of the membership interests of Gray Publishing, LLC and certain other assets to TCM. We will then distribute 100% of TCM’s common stock

NOTE G —SUBSEQUENT EVENT (Continued)
Plan for Spin-off of Our Newspaper Publishing and Wireless Businesses (Continued)
pro rata as a dividend to our stockholders. Upon completion of the spin-off, each common shareholder of Gray will receive as a dividend one share of common stock of TCM for every 10 shares of Gray common stock and for every 10 shares of Gray Class A common stock. No stockholder vote will be required to effect the spin-off, and no consideration will be required to be paid by our shareholders in order to receive the shares of common stock of TCM. On the date of the spin-off, TCM will distribute $40 million to us, which we intend to use to reduce our outstanding indebtedness. TCM will also be obligated reimburse Gray for approximately 75% of the professional service costs and expenses incurred by Gray related to the spin-off transactions.
Planned Merger of Spun-off Company with Bull Run Corporation
     On August 2, 2005, Gray also announced that TCM, BR Acquisition Corp., which is a wholly owned subsidiary of TCM, and Bull Run have entered into an agreement and plan of merger, pursuant to which Bull Run will be merged with and into BR Acquisition Corp. immediately following our spin-off of TCM. In the merger, each Bull Run shareholder will receive 0.0289 shares of TCM common stock for each share of Bull Run common stock owned. In the merger, Bull Run preferred stock held by non-affiliated holders will be redeemed for its current redemption value. Holders of preferred stock and other loans to Bull Run who are affiliates of Bull Run, including J. Mack Robinson, our current Chairman and Chief Executive Officer and Chairman of the Board of Bull Run, will receive shares of TCM common stock in exchange for shares of Bull Run series F preferred stock and accrued and unpaid dividends thereon; shares of TCM series A preferred stock in exchange for shares of Bull Run series D and series E preferred stocks and accrued and unpaid dividends thereon; and shares of TCM series B preferred stock in exchange for cash previously advanced to Bull Run. The agreement is subject to certain closing conditions, including an affirmative vote of Bull Run’s shareholders. On a combined basis, after the merger, current shareholders of Gray will own approximately 95% of the outstanding common stock of TCM and certain holders of Bull Run preferred stock and current holders of Bull Run common stock will hold the remaining 5%. TCM has received a long-term financing commitment from bank lenders that will accommodate the payment of the distribution to us and the refinancing of all of Bull Run’s bank and subordinated indebtedness. Bull Run’s common stock is traded on the Pink Sheets centralized quotation service for OTC securities under the symbol “BULL.PK”.

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
     Most broadcast advertising contracts are short-term, and generally run only for a few weeks. Approximately 67% of the net revenues of the Company’s television stations for the six months ended June 30, 2005, were generated from local advertising (including political advertising revenues), which is sold primarily by a station’s sales staff directly to local accounts, and the remainder represented primarily by national advertising, which is sold by a station’s national advertising sales representative. The stations generally pay commissions to advertising agencies on local, regional and national advertising and the stations also pay commissions to the national sales representative on national advertising.
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
     The Company’s paging subscribers either own pagers, thereby paying solely for the use of the Company’s paging services, or lease pagers, thereby paying a periodic charge for both the pagers and the paging services. The terms of the lease contracts are month-to-month, three months, six months or twelve-months in duration. Paging revenues are generally equally distributed throughout the year.

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
Plan for Spin-off of Our Newspaper Publishing and Wireless Businesses
     On August 2, 2005, Gray announced that our board of directors approved a plan to spin off our newspaper publishing business and our paging business to our shareholders, which will result in a newly created and separately traded public company named Triple Crown Media, Inc. (“TCM”). We expect that as a result of the spin-off, both Gray and TCM will be better able to focus financial and operational resources on their own business and executing their own strategic plan. In addition, we believe that both Gray and TCM will have greater strategic and financial flexibility to support future growth opportunities.
     We currently conduct our newspaper publishing business and wireless business through our subsidiary Gray Publishing, LLC and its subsidiaries. Under the proposed spin-off, we will contribute all of the membership interests of Gray Publishing, LLC and certain other assets to TCM. We will then distribute 100% of TCM’s common stock pro rata as a dividend to our stockholders. Upon completion of the spin-off, each common shareholder of Gray will receive as a dividend one share of common stock of TCM for every 10 shares of Gray common stock and for every 10 shares of Gray Class A common stock. No stockholder vote will be required to effect the spin-off, and no consideration will be required to be paid by our shareholders in order to receive the shares of common stock of TCM. On the date of the spin-off, TCM will distribute $40 million to us, which we intend to use to reduce our outstanding indebtedness. TCM will also be obligated reimburse Gray for approximately 75% of the professional service costs and expenses incurred by Gray related to the spin-off transactions.
Planned Merger of Spun-off Company with Bull Run Corporation
     On August 2, 2005, Gray also announced that TCM, BR Acquisition Corp., which is a wholly owned subsidiary of TCM, and Bull Run have entered into an agreement and plan of merger, pursuant to which Bull Run will be merged with and into BR Acquisition Corp. immediately following our spin-off of TCM. In the merger, each Bull Run shareholder will receive 0.0289 shares of TCM common stock for each share of Bull Run common stock owned. In the merger, Bull Run preferred stock held by non-affiliated holders will be redeemed for its current redemption value. Holders of preferred stock and other loans to Bull Run who are affiliates of Bull Run, including J. Mack Robinson, our current Chairman and Chief Executive Officer and Chairman of the Board of Bull Run, will receive shares of TCM common stock in exchange for shares of Bull Run series F preferred stock and accrued and unpaid dividends thereon; shares of TCM series A preferred stock in exchange for shares of Bull Run series D and series E preferred stocks and accrued and unpaid dividends thereon; and shares of TCM series B preferred stock in exchange for cash previously advanced to Bull Run. The agreement is subject to certain closing conditions, including an affirmative vote of Bull Run’s shareholders. On a combined basis, after the merger, current shareholders of Gray will own approximately 95% of the outstanding common stock of TCM and certain holders of Bull Run preferred stock and current holders of Bull Run common stock will hold the remaining 5%. TCM has received a long-term financing commitment from bank lenders that will accommodate the payment of the distribution to us and the refinancing of all of Bull Run’s bank and subordinated indebtedness. Bull Run’s common stock is traded on the Pink Sheets centralized quotation service for OTC securities under the symbol “BULL.PK”.
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

Broadcasting, Publishing and Paging Revenues
     Set forth below are the principal types of revenues earned by Gray’s broadcasting, publishing and paging operations for the periods indicated and the percentage contribution of each to Gray’s total revenues (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2005		2004		2005		2004
		Percent		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total
Broadcasting net revenues:
Local	$44,980	55.2%	$42,021	50.0%	$84,123	55.1%	$79,379	50.1%
National	18,793	23.1	18,803	22.4	34,065	22.3	35,046	22.1
Network compensation	1,407	1.7	2,501	3.0	3,050	2.0	4,911	3.1
Political	687	0.8	5,422	6.4	980	0.6	8,956	5.7
Production and other	2,121	2.6	2,488	2.9	4,079	2.7	4,852	3.1

	$67,988	83.4%	$71,235	84.7%	$126,297	82.7%	$133,144	84.1%

Publishing and other net revenues:
Retail	$6,205	7.6%	$5,991	7.1%	$12,252	8.0%	$11,512	7.3%
Classified	3,631	4.5	3,323	4.0	7,132	4.7	6,495	4.1
Circulation	1,359	1.7	1,508	1.8	2,773	1.8	3,062	1.9
Paging lease, sales and service	1,916	2.3	1,798	2.1	3,674	2.4	3,654	2.3
Other	420	0.5	240	0.3	646	0.4	460	0.3

	$13,531	16.6%	$12,860	15.3%	$26,477	17.3%	$25,183	15.9%

Total	$81,519	100.0%	$84,095	100.0%	$152,774	100.0%	$158,327	100.0%

Results of Operations
Three Months Ended June 30, 2005 Compared To Three Months Ended June 30, 2004
     Revenues. Total revenues for the three months ended June 30, 2005 decreased 3% to $81.5 million as compared to the same period of the prior year.
•	Local broadcasting advertising revenues, excluding political advertising revenues, increased 7% to $45.0 million from $42.0 million. Approximately 33% of this increase is attributable to results from Gray’s launch of four UPN second channels in four of its existing television markets since June 30, 2004, results of WCAV, Charlottesville, VA which began operations in August 2004 and the acquisition of KKCO on January 31, 2005 offset in part by the sale of the Company’s satellite uplink operations on December 31, 2004. We attribute the remaining increase in non-political local broadcasting advertising revenues to a moderate increase in demand for commercial time by local advertisers. National broadcasting advertising revenues were unchanged at $18.8 million. Political advertising revenues decreased to $687,000 from $5.4 million reflecting the cyclical influence of the 2004 Presidential election. Network compensation revenue decreased 44% to $1.4 million due to lower revenue from newly renewed network affiliation agreements. Total broadcasting revenues decreased 5% to $68.0 million. The decrease in broadcasting revenues reflects decreased political advertising revenues and network compensation partially offset by increased non-political local broadcasting advertising revenues as discussed above.

•	Publishing and other revenues consists primarily of Gray’s newspaper publishing and paging operations. Publishing revenues increased 5% to $11.6 million. Classified and retail advertising revenue were the primary contributors to the increase in publishing revenues. Classified advertising revenue increased 9% to $3.6 million and retail advertising increased 4% to $6.2 million. The increases in retail advertising revenue reflect, in part, the expansion of circulation at the suburban Atlanta newspapers compared to the prior period. The increases in classified revenue was due largely to increases in help wanted advertising. Circulation revenue decreased largely due to a decrease in the number of subscriptions at Gray’s newspapers located in Albany, Georgia and Goshen, Indiana. Paging revenues increased 7% to $1.9 million. The Company had approximately 36,000 and 47,000 units in service at June 30, 2005 and 2004, respectively. The number of units in service decreased due to increased competition from other communication services and products such as cellular telephones. Competition from these products is expected to continue in the future.
     Operating expenses. Operating expenses increased 11% to $60.0 million as compared to the same period of the prior year.
•	Broadcasting expenses, before depreciation, amortization and loss on disposal of assets increased 7% to $39.6 million. The primary reason for the increase in broadcast expenses was due to increases in payroll expense. Approximately 50% of this increase is attributable to operating expenses relating to Gray’s launch of four UPN second channels in four of its existing television markets since June 30, 2004, expenses of WCAV, Charlottesville, VA which began operations in August 2004 and expenses of KKCO, acquired on January 31, 2005, offset, in part, by the sale of the Company’s satellite uplink operations on December 31, 2004. We attribute the remaining increase to routine increases in payroll and benefits costs.

•	Publishing and other expenses, before depreciation, amortization and loss on disposal of assets, increased 9% to $9.8 million. The increase was primarily the result of increased payroll expense reflecting the expansion of circulation at the suburban Atlanta newspapers compared to the prior period and to a lesser degree an increase in the cost of newsprint reflecting both increases in pricing as well as consumption due to the expanded circulation compared to the prior period.

•	Corporate and administrative expenses, before depreciation, amortization and loss on disposal of assets increased 89% to $4.1 million in the three months ended June 30, 2005. Legal and other professional service fees increased approximately $1.5 million over the second quarter of 2004 and such increase is primarily attributable to professional services associated with Gray’s previously announced proposed spin-off of its Publishing and Paging businesses. In addition, consulting service fees increased in the second quarter of 2005 reflecting approximately $163,000 of audience research studies commissioned for various television markets in which the company operates. The prior period did not include similar expenses. Upon consummation of the spin-off transactions Triple Crown Media will reimburse Gray for approximately 75% of the professional service costs and expenses incurred by Gray related to the spin-off transactions.

•	Amortization of intangible assets was $208,000 for the three months ended June 30, 2005, as compared to $237,000 for the same period of the prior year, a decrease of 12%. The decrease in amortization expense was due to certain definite lived intangible assets, that were acquired in 2002, becoming fully amortized.

•	Loss on disposal of assets, net was $305,000 for the three months ended June 30, 2005, as compared to a gain on disposal of assets of $626,000 for the same period of the prior year. The loss in the current year was principally the result of the disposal of paging assets. The gain in the prior year is due to a net gain on insurance settlements related to certain broadcast towers damaged in 2003 and to the sale of a building not utilized in operations.
     Interest expense. Interest expense increased 8% to $11.3 million. This increase is primarily attributable to higher average interest rates in 2005 compared to 2004. The combined average interest rates on the Company’s senior credit facility and 9 1/4% Notes were 6.95% and 6.21% for the three months ended June 30, 2005 and 2004, respectively. The increase in interest rates was partially offset by the repurchase and extinguishment of $21.5 million of Gray’s 9 1/4% Notes during the second quarter of 2005.

     Loss on early extinguishment of debt. Gray reported a loss on early extinguishment of debt in the amount of $4.8 million which related to two events: the repurchase by Gray of a portion of its 9 1/4% Notes and the amendment of Gray’s senior credit facility.
     Gray repurchased $21.5 million, face amount, of its 9 1/4% Notes in the open market. Associated with this repurchase, Gray recorded an early extinguishment of debt of $2.6 million which included a premium of $2.0 million, the write off of unamortized deferred finance costs of $485,000 and an unaccreted discount of $74,000. Upon repurchase of Gray’s 9 1/4% Notes, Gray paid $749,000 in accrued interest.
     On June 28, 2005, Gray amended its senior credit facility. Gray paid out approximately $1.6 million in cash for the amendment of the senior credit facility and of this amount $1.2 million was capitalized as deferred financing costs which will be amortized to interest expense over the remaining life of the agreement. The remaining $370,126 was reported as a loss on early extinguishment of debt. Furthermore, Gray wrote off deferred financing costs and recognized a loss on early extinguishment of debt in the amount of $1.8 million. The total loss on early extinguishment of debt related to the amendment of the senior credit facility was $2.2 million.
     Income tax expense. An income tax expense of $2.2 million was recorded for the three months ended June 30, 2005 as compared to an income tax expense of $7.9 million for the three months ended June 30, 2004. The decreased expense in the current year as compared to that of the prior year was attributable to having decreased income in the current period as compared to the prior period. The effective income tax rate was approximately 39% for the current year and prior year periods.
Six months ended June 30, 2005 Compared To the Six months ended June 30, 2004
     Revenues. Total revenues for the six months ended June 30, 2005 decreased 4% to $152.8 million as compared to the same period of the prior year.
•	Local broadcasting advertising revenues, excluding political advertising revenues, increased 6% to $84.1 million from $79.4 million. Approximately 35% of this increase is attributable to results from Gray’s launch of four UPN second channels in four of its existing television markets since June 30, 2004, results of WCAV, Charlottesville, VA which began operations in August 2004 and the acquisition of KKCO on January 31, 2005 offset in part by the sale of the Company’s satellite uplink operations on December 31, 2004. We attribute the remaining increase in non-political local broadcasting advertising revenues to a moderate increase in demand for commercial time by local advertisers. National broadcasting advertising revenues decreased 3% to $34.1 million from $35.0 million due to a decrease in demand from national advertisers. Political advertising revenues decreased to $980,000 from $9.0 million reflecting the cyclical influence of the 2004 Presidential election. Network compensation revenue decreased 38% to $3.1 million due to lower revenue from newly renewed network affiliation agreements. Total broadcasting revenues decreased 5% over the same period of the prior year to $126.3 million. The decrease in broadcasting revenues reflects decreased political advertising revenues, national advertising revenues and network compensation, partially offset by increased non-political local broadcasting advertising revenues as discussed above.

•	Publishing and other revenues consists primarily of Gray’s newspaper publishing and paging operations. Publishing revenues increased 6% to $22.8 million. Retail advertising revenue and classified advertising revenue were the primary contributors to the increase in publishing revenues. Retail advertising increased 6% and classified advertising revenue increased 10% reflecting, in part, the expansion of circulation at the suburban Atlanta newspapers compared to the prior period. Circulation revenue decreased largely due to a decrease in the number of subscriptions at Gray’s newspapers located in Albany, Georgia and Goshen, Indiana. Paging revenues increased 1% to $3.7 million. The Company had approximately 36,000 and 47,000 units in service at June 30, 2005 and 2004, respectively. The number of units in service decreased due to increased competition from other communication services and products such as cellular telephones. Competition from these products is expected to continue in the future.
     Operating expenses. Operating expenses increased 8% to $117.0 million as compared to the same period of the prior year.

•	Broadcasting expenses, before depreciation, amortization and loss on disposal of assets increased 5% to $78.3 million. Approximately 52% of this increase is attributable to operating expenses relating to Gray’s launch of four UPN second channels in four of its existing television markets since June 30, 2004, expenses of WCAV, Charlottesville, VA which began operations in August 2004 and expenses of KKCO, acquired on January 31, 2005, offset, in part, by the sale of the Company’s satellite uplink operations on December 31, 2004. We attribute the remaining increase to routine increases in payroll and benefits costs.

•	Publishing and other expenses, before depreciation, amortization and loss on disposal of assets, increased 8% to $19.3 million. The increase was primarily the result of increased payroll expense reflecting the expansion of circulation at the suburban Atlanta newspapers compared to the prior period and to a lesser degree an increase in the cost of newsprint reflecting both increases in pricing as well as consumption due to the expanded circulation compared to the prior period.

•	Corporate and administrative expenses, before depreciation, amortization and loss on disposal of assets increased 48% to $6.7 million in the six months ended June 30, 2005. Legal and other professional service fees increased approximately $1.4 million over the first half of 2004 and such increase is primarily attributable to professional services associated with Gray’s proposed spin-off of its Publishing and Paging businesses. Audit fees increased approximately $425,000 over the comparable period of 2004. In addition, consulting service fees increased in the second quarter of 2005 reflecting approximately $252,000 of audience research studies commissioned for various television markets in which the company operates. The prior period did not include similar expenses. Upon consummation of the spin-off transactions Triple Crown Media will reimburse Gray for approximately 75% of the professional service costs and expenses incurred by Gray related to the spin-off transactions.

•	Amortization of intangible assets was $417,000 for the six months ended June 30, 2005, as compared to $519,000 for the same period of the prior year, a decrease of $102,000 or 20%. The decrease in amortization expense was due to certain definite lived intangible assets becoming fully amortized.

•	Loss on disposal of assets, net was $339,000 for the six months ended June 30, 2005, as compared to a gain on disposal of assets of $622,000 for the same period of the prior year. The loss in the current year was principally the result of the disposal of paging assets. The gain in the prior year is due to a net gain on insurance settlements related to certain broadcast towers damaged in 2003 and to the sale of a building not utilized in operations.
     Interest expense. Interest expense increased $1.5 million to $22.4 million. This increase is primarily attributable to higher average interest rates in 2005 compared to 2004. The combined average interest rates on the Company’s senior credit facility and the 9 1/4% Notes were 6.71% and 6.10% for the six months ended June 30, 2005 and 2004, respectively. The increase in interest rates was partially offset by the repurchase and extinguishment of $21.5 million of Gray’s 9 1/4% Notes during the second quarter of 2005.
     Loss on early extinguishment of debt. Gray reported a loss on early extinguishment of debt in the amount of $4.8 million which related to two events: the repurchase by Gray of a portion of its 9 1/4% Notes and the amendment of Gray’s senior credit facility.
     Gray repurchased $21.5 million, face amount, of its 9 1/4% Notes in the open market. Associated with this repurchase, Gray recorded an early extinguishment of debt of $2.6 million which included a premium of $2.0 million, the write off of unamortized deferred finance costs of $485,000 and an unaccreted discount of $74,000. Upon repurchase of Gray’s 9 1/4% Notes, Gray paid $749,000 in accrued interest.
     On June 28, 2005, Gray amended its senior credit facility. Gray paid out approximately $1.6 million in cash for the amendment of the senior credit facility and of this amount $1.2 million was capitalized as deferred financing costs which will be amortized to interest expense over the remaining life of the agreement. The remaining $370,126 was reported as a loss on early extinguishment of debt. Furthermore, Gray wrote off deferred financing costs and recognized a loss on early extinguishment of debt in the amount of $1.8 million. The total loss on early extinguishment of debt related to the amendment of the senior credit facility was $2.2 million.
     Income tax expense. An income tax expense of $3.6 million was recorded for the six months ended June 30, 2005 as compared to an income tax expense of $11.4 million for the six months ended June 30, 2004. The decreased expense in the current year as compared to that of the prior year was attributable to having decreased income in the current period as compared to the prior period. The effective income tax rate was approximately 39% for the current year and prior year periods.
Liquidity and Capital Resources
General
     The following tables present certain data that Gray believes is helpful in evaluating its liquidity and capital resources (in thousands).

	Six Months Ended June 30,
	2005	2004
Net cash provided by operating activities	$21,699	$39,685
Net cash used in investing activities	(31,075)	(16,029)
Net cash used in financing activities	(34,987)	(3,842)

Net increase (decrease) in cash and cash equivalents	$(44,363)	$19,814

	As of
	June 30, 2005	December 31, 2004
Cash and cash equivalents	$6,203	$50,566
Long-term debt including current portion	635,491	655,905
Preferred stock	39,047	39,003
Available credit under senior credit agreement	24,000	71,250
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
     Net cash provided by operating activities decreased $18.0 million. The decrease was due primarily to a decrease in net income, deferred income taxes and changes in operating assets and liabilities.
     Net cash used in investing activities increased $15.0 million. The increase was due primarily to the completion of the acquisition of a television station representing a use of cash totaling $13.9 million and increased purchases of property and equipment of $1.3 million.
     Net cash used in financing activities increased $31.1 million. The Company repurchased 354,900 shares of Common Stock for $5.1 million and 12,800 shares of Class A Common Stock for $0.2 million. Gray also amended its senior credit facility and repurchased a portion of its 9 1/4% Notes. These transactions are described in more detail below. No similar purchases were made in the prior year. Dividends paid increased $5.8 million due to the payment in January 2005 of a special dividend that was declared in the fourth quarter of 2004.

Capital Expenditures
     Set forth below is the Company’s capital expenditure activity for the six months ended June 30, 2005 and 2004 (in thousands):

	2005
	Non Digital	Digital	Total
Capital expenditure payments made during the six months ended June 30, 2005	$12,096	$4,999	$17,095

	2004
	Non Digital	Digital	Total
Capital expenditure payments made during the six months ended June 30, 2004	$7,767	$8,040	$15,807

     The Company will increase the power output of its digital broadcast signals of certain stations. These enhancements will be phased in by July 2006 to meet certain FCC regulations. In July 2005 the Company purchased a building and certain broadcast equipment in Tallahasssee, Florida for $4.75 million. Gray currently intends to relocate the studio facilities of its Tallahassee, Floridia television station to the newly purchased building before the end of 2005.
Debt
     On June 28, 2005, Gray amended its existing senior credit facility. The amended agreement has a maximum term of seven and one half years and the total amount available under the agreement is $400 million, consisting of a $100 million revolving facility, a $100 million term loan A facility and a $200 million term loan B facility. As of June 30, 2005, the balance outstanding and the balance available under Gray’s senior credit facility were $376 million and $24 million, respectively.
     Gray paid approximately $1.6 million in cash for the amendment of the senior credit facility and of this amount $1.2 million was capitalized as deferred financing costs which will be amortized to interest expense over the remaining life of the agreement. The remaining $370,126 was reported as a loss on early extinguishment of debt. Furthermore, Gray wrote off deferred financing costs and recognized a loss on early extinguishment of debt in the amount of $1.8 million. Therefore, the total loss on early extinguishment of debt related to the amendment of the senior credit facility was $2.2 million. As a result of the amendment, on an annual basis we anticipate a savings of $1.4 million in interest expense. For additional information concerning the amendment, see Note C. “Long-Term Debt” to Gray’s unaudited condensed consolidated financial statements included elsewhere herein.
     During the six months ended June 30, 2005, Gray repurchased $21.5 million, face amount, of its Senior Subordinated Notes due 2011 (the “9 1/4% Notes”) in the open market. Associated with this repurchase, Gray recorded an early extinguishment of debt of $2.6 million which included a premium of $2.0 million, the write off of unamortized deferred finance costs of $485,000 and an unaccreted discount of $74,000. Upon repurchase of Gray’s 9 1/4% Notes, Gray paid $749,000 in accrued interest. Gray used cash previously held in its investment account in the amount of $24.3 million for the repurchase of its 9 1/4% Notes which included amounts for the face amount of the 9 1/4% Notes, premium and accrued interest. As a result of these repurchases and extinguishments, on an annual basis we anticipate a savings of $2.0 million in interest expense. As of June 30, 2005, Gray’s 9 1/4% Notes had a balance outstanding of $257.6 million excluding unaccreted discount of $0.9 million.
     Gray makes semiannual interest payments on the 9 1/4% Notes of $12.95 million on June 15th and December 15th. Interest payments on the senior credit facility are made on varying dates throughout the year.
Related Party Receivable
     Through a rights-sharing agreement with Host Communications, Inc. (“Host”), a wholly owned subsidiary of Bull Run Corporation (“Bull Run”), Gray participated jointly with Host in the marketing, selling and broadcasting of certain collegiate sporting events and in related programming, production and other associated activities related to the University of Kentucky. Certain executive officers and significant stockholders of Gray are also executive officers and significant stockholders of Bull Run Corporation.
     The agreement commenced April 1, 2000 and terminated April 15, 2005. Gray shared the profit or loss from these activities with Host. Under that agreement, in certain circumstances, Gray was called upon to advance payment directly to the respective collegiate institution for a portion of certain upfront rights fees. Gray was given credit for any such advance payments when determining its share of income or loss from these activities. During 2003, Gray paid $1.5 million under this provision. No similar payments were made during 2004 or 2005. As of June 30, 2005 and December 31, 2004, Gray had $1.3 million and $1.4 million respectively, recorded as a related party receivable for payments made in 2003 and earlier years.
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
Other
     During the quarter ended June 30, 2005, Gray contributed $766,000 to its pension plans. During the remainder of 2005, Gray expects to contribute an additional $4.2 million to its pension plans.
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
Recent Accounting Pronouncements
     Accounting Changes and Corrections of Errors — In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 154, (“SFAS No. 154”), Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 20. SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS No. 154 is effective for the Company in the first quarter of 2006.
     Share-Based Payment — In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123, (“SFAS No. 123”) (revised 2005), Share-Based Payment (SFAS 123(R)), that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123(R) eliminates the ability to account for share-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and generally would require instead that such transactions be accounted for using a fair-value-based method. The Company is currently evaluating SFAS 123(R) to determine which fair-value-based model and transitional provision it will follow upon adoption. The options for transition methods as prescribed in SFAS 123(R) include either the modified prospective or the modified retrospective methods. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock as the requisite service is rendered beginning with the first quarter of adoption, while the modified retrospective method would record compensation expense for stock options and restricted stock beginning with the first period restated. Under the modified retrospective method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. SFAS 123(R) will be effective for the Company beginning in its first quarter of fiscal 2006. Although the Company will continue to evaluate the application of SFAS 123(R), based on options issued and outstanding at present, the Company expects that the expense will be between $75,000 and $125,000 for the year ended December 31, 2006.
     American Jobs Creation Act of 2004 — On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the “Act”). The Act provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. The Company is currently evaluating which of its operations may qualify as “qualified domestic production activities” under the Act and thus the financial effect that the Act may or may not have upon the Company.
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
Item 3. Quantitative and Qualitative Disclosure About Market Risk
     Gray believes that the market risk of its financial instruments as of June 30, 2005 has not materially changed since December 31, 2004. The market risk profile on December 31, 2004 is disclosed in Gray’s Annual Report on Form 10-K for the year ended December 31, 2004.
Item 4. Controls and Procedures
     As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the CEO and the CFO have concluded that Gray’s disclosure controls and procedures are effective to ensure that information required to be disclosed by Gray in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and to ensure that such information is accumulated and communicated to Gray’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosures. There were no changes in Gray’s internal control over financial reporting during the second quarter of 2005 identified in connection with this evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     The information contained in Note F — “Commitments and Contingencies” to Gray’s unaudited Condensed Consolidated Financial Statements filed as part of this Quarterly Report on Form 10-Q is incorporated herein by reference.
Item 4. Submission of Matters to a Vote of Security Holders
     The following matters were voted upon at the 2005 Annual Meeting of Shareholders of the Company, on May 4, 2005, and votes were cast as indicated.
(a) The following directors were elected:

Nominee	Common Stock Votes		Class A Votes
	For	Withheld	For	Withheld
Richard L. Boger	32,876,884	900,341	52,612,610	361,330
Ray M. Deaver	17,010,880	16,766,345	51,411,570	1,562,370
T. L. Elder	32,880,854	896,371	52,612,610	361,330
Hilton H. Howell, Jr.	32,586,843	1,190,382	52,613,390	360,550
William E. Mayher, III	32,880,681	896,544	52,612,610	361,330
Zell B. Miller	33,178,225	599,000	52,605,860	368,080
Howell W. Newton	32,829,004	948,221	52,612,610	361,330
Hugh Norton	31,777,386	1,999,839	52,604,020	369,920
Robert S. Prather, Jr.	32,596,248	1,180,977	52,613,400	360,540
Harriett J. Robinson	32,393,590	1,383,635	52,599,300	374,640
J. Mack Robinson	32,857,894	919,331	52,613,180	360,760
Item 6. Exhibits

Exhibit 10.1	Separation and Distribution Agreement by and between Gray Television Inc. and Triple Crown Media, Inc. dated as of August 2, 2005

Exhibit 10.2	Agreement and Plan of Merger by and among Triple Crown Media, Inc., BR Acquisition Corp. and Bull Run Corporation dated as of August 2, 2005

Exhibit 10.3	Tax Sharing Agreement by and between Gray Television, Inc. and Triple Crown Media, Inc. dated as of August 2, 2005

Exhibit 10.4	Letter Agreement by and among Gray Television Inc. and Bull Run Corporation dated as of August 2, 2005.

Exhibit 31.1	Rule 13 (a) — 14(a) Certificate of Chief Executive Officer

Exhibit 31.2	Rule 13 (a) — 14(a) Certificate of Chief Financial Officer

Exhibit 32.1	Section 1350 Certificate of Chief Executive Officer

Exhibit 32.2	Section 1350 Certificate of Chief Financial Officer

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAY TELEVISION, INC. (Registrant)
Date: August 8, 2005	By:	/s/ James C. Ryan
James C. Ryan,
Senior Vice President and Chief Financial Officer