Form 10-Q
period 2005-09-30
GRAY TELEVISION INC
filed 2005-11-07
CIK 43196

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005 or

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
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock, (No Par Value)	Class A Common Stock, (No Par Value)
42,957,777 shares outstanding as of October 31, 2005	5,753,020 shares outstanding as of October 31, 2005

INDEX
GRAY TELEVISION, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands)

	September 30,	December 31,
	2005	2004
Assets:
Current assets:
Cash and cash equivalents	$4,056	$50,566
Trade accounts receivable, less allowance for doubtful accounts of $682 and $947, respectively	53,455	56,964
Inventories	904	1,101
Current portion of program broadcast rights, net	10,291	7,679
Related party receivable	1,169	1,411
Other current assets	3,448	2,188

Total current assets	73,323	119,909

Property and equipment:
Land	19,648	18,394
Buildings and improvements	40,472	37,225
Equipment	225,619	200,474

	285,739	256,093
Accumulated depreciation	(129,091)	(113,884)

	156,648	142,209

Deferred loan costs, net	10,273	12,101
Broadcast licenses	934,742	926,739
Goodwill	158,378	153,858
Other intangible assets, net	2,255	2,832
Investment in broadcasting company	13,599	13,599
Other	2,965	2,222

Total assets	$1,352,183	$1,373,469

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued) (Unaudited)
(in thousands)

	September 30,	December 31,
	2005	2004
Liabilities and stockholders’ equity:
Current liabilities:
Trade accounts payable	$3,178	$3,276
Employee compensation and benefits	7,977	12,389
Current portion of accrued pension costs	2,766	2,685
Accrued interest	6,968	4,233
Other accrued expenses	11,286	7,710
Dividends payable	-0-	5,871
Federal and state income taxes	1,699	1,063
Current portion of program broadcast obligations	11,988	9,225
Acquisition related liabilities	641	1,231
Deferred revenue	2,155	2,386
Current portion of long-term debt	2,076	3,823

Total current liabilities	50,734	53,892

Long-term debt, less current portion	630,930	652,082
Program broadcast obligations, less current portion	986	852
Deferred income taxes	246,563	242,988
Other	6,567	6,415

Total liabilities	935,780	956,229

Commitments and contingencies (Note F)

Redeemable Serial Preferred Stock, no par value; cumulative; convertible; designated 5 shares, respectively, issued and outstanding 4 shares, respectively ($39,640 aggregate liquidation value, respectively)	39,068	39,003

Stockholders’ equity:
Common Stock, no par value; authorized 100,000 shares, issued 45,139 shares and 44,787 shares, respectively	406,358	402,162
Class A Common Stock, no par value; authorized 15,000 shares; issued 7,332 shares, respectively	11,037	11,037
Retained earnings	12,048	11,669
Accumulated other comprehensive loss, net of tax	(1,414)	(1,414)
Unearned compensation	(834)	(1,056)

	427,195	422,398

Treasury Stock at cost, Common Stock, 2,092 shares and 1,693 shares, respectively	(27,461)	(21,934)
Treasury Stock at cost, Class A Common Stock, 1,579 shares and 1,566 shares, respectively	(22,399)	(22,227)

Total stockholders’ equity	377,335	378,237

Total liabilities and stockholders’ equity	$1,352,183	$1,373,469

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands except for per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Operating revenues:
Broadcasting (less agency commissions)	$62,281	$73,658	$188,578	$206,802
Publishing and other	12,837	12,965	39,314	38,148

	75,118	86,623	227,892	244,950

Expenses:
Operating expenses before depreciation, amortization and (gain) loss on disposal of assets, net:
Broadcasting	40,019	38,311	118,298	112,762
Publishing and other	9,999	9,337	29,339	27,262
Corporate and administrative	4,672	2,884	11,400	7,420
Depreciation	6,855	6,088	18,557	17,760
Amortization of intangible assets	159	232	576	751
Amortization of restricted stock awards	98	134	294	323
(Gain) loss on disposal of assets, net	(446)	17	(107)	(605)

	61,356	57,003	178,357	165,673

Operating income	13,762	29,620	49,535	79,277
Miscellaneous income, net	256	193	709	600
Interest expense	(11,122)	(10,418)	(33,547)	(31,353)
Loss on early extinguishment of debt	-0-	-0-	(4,770)	-0-

Income before income taxes	2,896	19,395	11,927	48,524
Income tax expense	1,153	7,613	4,716	19,042

Net income	1,743	11,782	7,211	29,482
Preferred dividends (includes accretion of issuance cost of $22, $22, $65 and $65, respectively)	815	815	2,444	2,458

Net income available to common stockholders	$928	$10,967	$4,767	$27,024

Basic per share information:
Net income available to common stockholders	$0.02	$0.22	$0.10	$0.54

Weighted average shares outstanding	48,725	49,951	48,655	49,922

Diluted per share information:
Net income available to common stockholders	$0.02	$0.22	$0.10	$0.54

Weighted average shares outstanding	48,920	50,322	48,939	50,471

Dividends declared per share	$0.03	$0.03	$0.09	$0.09

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (Unaudited)
(in thousands except for number of shares)

										Accumulated
	Class A				Retained	Class A		Common		Other
	Common Stock		Common Stock		Earnings	Treasury Stock		Treasury Stock		Comprehensive	Unearned
	Shares	Amount	Shares	Amount	(Deficit)	Shares	Amount	Shares	Amount	Income (Loss)	Compensation	Total

Balance at December 31, 2004	7,331,574	$11,037	44,786,566	$402,162	$11,669	(1,565,754)	$(22,227)	(1,693,150)	$(21,934)	$(1,414)	$(1,056)	$378,237

Net income	-0-	-0-	-0-	-0-	7,211	-0-	-0-	-0-	-0-	-0-	-0-	7,211

Comprehensive income												7,211

Common Stock cash dividends ($0.09) per share	-0-	-0-	-0-	-0-	(4,388)	-0-	-0-	-0-	-0-	-0-	-0-	(4,388)
Preferred Stock dividends	-0-	-0-	-0-	-0-	(2,444)	-0-	-0-	-0-	-0-	-0-	-0-	(2,444)
Issuance of Common Stock:
401(k) plan	-0-	-0-	97,531	1,251	-0-	-0-	-0-	-0-	-0-	-0-	-0-	1,251
Non-qualified stock plan	-0-	-0-	250,230	2,448	-0-	-0-	-0-	-0-	-0-	-0-	-0-	2,448
Directors’ restricted stock plan	-0-	-0-	5,000	72	-0-	-0-	-0-	-0-	-0-	-0-	(72)	-0-
Amortization of unearned compensation	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	294	294
Purchase of Common Stock	-0-	-0-	-0-	-0-	-0-	(12,800)	(172)	(398,400)	(5,527)	-0-	-0-	(5,699)
Income tax benefits relating to stock plans	-0-	-0-	-0-	425	-0-	-0-	-0-	-0-	-0-	-0-	-0-	425

Balance at September 30, 2005	7,331,574	$11,037	45,139,327	$406,358	$12,048	(1,578,554)	$(22,399)	(2,091,550)	$(27,461)	$(1,414)	$(834)	$377,335

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2005	2004
Operating activities
Net income	$7,211	$29,482
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	18,557	17,760
Amortization of intangible assets	576	751
Amortization of deferred loan costs	1,264	1,441
Amortization of bond discount	103	108
Amortization of restricted stock award	294	323
Amortization of program broadcast rights	8,618	8,315
Write off loan acquisition costs from early extinguishment of debt	2,684	-0-
Payments on program broadcast obligations	(8,572)	(8,164)
Supplemental employee benefits	(37)	(33)
Common Stock contributed to 401(k) Plan	1,251	1,442
Deferred income taxes	3,575	17,198
(Gain) loss on disposal of assets, net	(107)	(605)
Other	1,454	(105)
Changes in operating assets and liabilities, net of business acquisitions:
Receivables, inventories and other current assets	3,343	4,088
Accounts payable and other current liabilities	(4,334)	1,836
Accrued interest	2,735	6,577
Income taxes payable	636	2,055

Net cash provided by operating activities	39,251	82,469

Investing activities
Acquisition of television businesses and licenses, net of cash acquired	(19,682)	(1,054)
Purchases of property and equipment	(26,786)	(25,799)
Payments on acquisition related liabilities	(818)	(1,517)
Other	2,111	1,124

Net cash used in investing activities	(45,175)	(27,246)

Financing activities
Proceeds from borrowings on long-term debt	5,938	938
Repayments of borrowings on long-term debt	(28,939)	(1,060)
Deferred loan costs	(2,121)	(819)
Dividends paid, net of accreted preferred dividend	(12,638)	(6,898)
Income tax benefit relating to stock plans	425	-0-
Proceeds from issuance of common stock	2,448	1,693
Purchase of common stock from unrelated parties	(5,699)	(3,674)
Purchase of common stock from related party	-0-	(360)

Net cash used in financing activities	(40,586)	(10,180)

Increase (decrease) in cash and cash equivalents	(46,510)	45,043
Cash and cash equivalents at beginning of period	50,566	11,947

Cash and cash equivalents at end of period	$4,056	$56,990

See notes to condensed consolidated financial statements.

NOTE A—BASIS OF PRESENTATION
     The accompanying unaudited condensed consolidated financial statements of Gray Television, Inc. (“Gray”, “we”, “us”, “our” or “the Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Operating results for the three month and nine month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in Gray’s Annual Report on Form 10-K for the year ended December 31, 2004.
Stock-Based Compensation
     The Company follows the provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). The provisions of SFAS No. 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), but disclose the pro forma effects on net income had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its stock option incentive plans.
     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. Gray’s pro forma information follows (in thousands, except per common share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income available to common stockholders, as reported	$928	$10,967	$4,767	$27,024
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	-0-	-0-	-0-	-0-
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(56)	(261)	(911)	(799)

Net income available to common stockholders, pro forma	$872	$10,706	$3,856	$26,225

Net income per common share:
Basic, as reported	$0.02	$0.22	$0.10	$0.54
Basic, pro forma	$0.02	$0.21	$0.08	$0.53

Diluted, as reported	$0.02	$0.22	$0.10	$0.54
Diluted, pro forma	$0.02	$0.21	$0.08	$0.52

NOTE A—BASIS OF PRESENTATION (Continued)
Earnings Per Share
     Gray computes earnings per share in accordance with FASB Statement No. 128, “Earnings Per Share” (“EPS”). The following table reconciles weighted average shares outstanding — basic to weighted average shares outstanding — diluted for the three months and nine months ended September 30, 2005 and 2004 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Weighted average shares outstanding — basic	48,725	49,951	48,655	49,922
Stock options, warrants, convertible preferred stock and restricted stock	195	371	284	549

Weighted average shares outstanding — diluted	48,920	50,322	48,939	50,471

     For the three months and nine months ended September 30, 2005 and 2004, the Company generated net income; therefore, common stock equivalents related to employee stock-based compensation plans, warrants and convertible preferred stock were included in the computation of diluted earnings per share to the extent that their exercise costs and conversion prices exceeded market value. The number of antidilutive common stock equivalents excluded from diluted earnings per share for the respective periods are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Antidilutive common stock equivalents excluded from diluted earnings per share	4,661	4,937	4,571	4,758
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
     Share-Based Payment — In December 2004, the FASB issued Statement of Financial Accounting Standard No. 123, (revised 2005), Share-Based Payment (“SFAS 123(R)”), that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123(R) eliminates the ability to account for share-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and generally would require instead that such transactions be accounted for using a fair-value-based method. The Company is currently evaluating SFAS 123(R) to determine which fair-value-based model and transitional provision it will follow upon adoption. The options for transition methods as prescribed in SFAS 123(R) include either the modified prospective or the modified retrospective methods. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock as the requisite service is rendered beginning with the first quarter of adoption, while the modified retrospective method would record compensation expense for stock options and restricted stock beginning

NOTE A—BASIS OF PRESENTATION (Continued)
Recent Accounting Pronouncements (Continued)
with the first period restated. Under the modified retrospective method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. SFAS 123(R) will be effective for the Company beginning in its first quarter of fiscal 2006. Although the Company will continue to evaluate the application of SFAS 123(R), based on options issued and outstanding at present, the Company expects that the expense will be between $125,000 and $175,000 for the year ended December 31, 2006.
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
Reclassifications
     Portions of prior year publishing revenue and expense in the accompanying condensed consolidated financial statements have been reclassified to conform to the 2005 presentation. For the three months and nine months ended September 30, 2004, $289,000 and $1,043,000, respectively, of publishing revenue and expense that was previously recognized separately has been presented on a net basis. The reclassification does not affect operating income, net income or cash flows.
NOTE B—BUSINESS ACQUISITION
WSAZ-TV
     On August 22, 2005, Gray announced that it had entered into an agreement with Emmis Communications Corp. to acquire the assets of WSAZ-TV, the NBC affiliate in Charleston-Huntington, West Virginia for $186 million. The agreement is subject to certain conditions and regulatory approval. Gray currently anticipates, but can not assure, that the acquisition will be completed before December 31, 2005.
     In connection with this acquisition, Gray has obtained a financing commitment from Wachovia Bank, National Association for a senior secured credit facility in an aggregate principal amount of up to $600 million; a portion of this facility may be used to finance the acquisition of WSAZ-TV.
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
     The following table summarizes the fair values of the assets acquired and the liabilities assumed at the date of acquisition for KKCO (in thousands):

NOTE B—BUSINESS ACQUISITION (Continued)

Amount
Accounts receivable	$442
Current portion of program broadcast rights	35
Other current assets	44
Property and equipment	1,111
Intangible assets not subject to amortization:
Broadcast licenses	8,338
Goodwill	4,519
Trade payables and accrued expenses	(251)
Current portion of program broadcast obligations	(35)

Total purchase price including expenses	$14,203

All of the goodwill recorded in association with the acquisition of KKCO is expected to be deductible for income tax purposes. Broadcast licenses and goodwill are indefinite lived intangible assets. KKCO contributed revenue of $721,000 and operating income of $55,000 to the Company’s operating results for the three months ended September 30, 2005. KKCO contributed revenue of $1.9 million and operating income of $148,000 to the Company’s operating results for the nine months ended September 30, 2005.
NOTE C—LONG-TERM DEBT
     On June 28, 2005, Gray amended its existing senior credit facility. The amended agreement has a maximum term of seven and one half years and the total amount available under the agreement is $400 million, consisting of a $100 million revolving facility, a $100 million term loan A facility and a $200 million term loan B facility. Gray may use the proceeds from the credit facilities for working capital, capital expenditures made in the ordinary course of business and for certain investments and acquisitions permitted under the facilities. The amended agreement contains affirmative and negative covenants that Gray must comply with, including (a) limitations on additional indebtedness, (b) limitations on liens, (c) limitations on the sale of assets, (d) limitations on guarantees, (e) limitations on investments and acquisitions, (f) limitations on the payment of dividends, (g) limitations on mergers, as well as other customary covenants. Also, Gray must not let its leverage ratio and senior leverage ratio exceed certain maximum limits and Gray can not let its interest coverage ratio or fixed charge ratio fall below certain minimum limits as such ratios are defined in the senior credit facility.
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
     Gray’s interest rate is based on the lender’s base rate (generally reflecting the lender’s prime rate) plus a specified margin or a London Interbank Offered Rate (“LIBOR”) plus a specified margin. The specified margin for revolving and term loan A advances is determined by Gray’s debt leverage ratio as defined in the agreement.

NOTE C—LONG-TERM DEBT (Continued)

	Range of Applicable Margin		Range of Applicable Margin
	for Base Rate Advances		for LIBOR Rate Advances

Revolving and term loan A advances	0% to 0.25%	—	0.75% to 1.5%
Term loan B advances	0.25%		1.5%
     Gray has elected to borrow these funds under its LIBOR option. The interest rate under this option is LIBOR plus the current margin of 1.25% for revolving and term loan A advances and a margin of 1.5% for term loan B advances. The amount outstanding under the senior credit facility as of September 30, 2005 was $373.5 million and was allocated as follows: revolving loan of $74 million, term loan A of $100 million and term loan B of $199.5 million. As of September 30, 2005, Gray had $26 million of available credit under the senior credit facility.
     On October 28, 2005, Gray further amended the senior credit facility to modify certain covenants of the agreement to be less restrictive for Gray. The capacity and interest rates of the agreement remained unchanged. Gray did not incur any fees associated with this amendment.
     Effective August 19, 2005, a lender of Gray issued an irrevocable $18.6 million stand by letter of credit on behalf of Gray in lieu of an earnest money deposit for the pending acquisition of WSAZ-TV.
     During the nine months ended September 30, 2005, Gray repurchased $21.5 million, face amount, of its Senior Subordinated Notes due 2011 (the “9 1/4% Notes”) in the open market. Associated with this repurchase, Gray recorded a loss upon early extinguishment of debt of $2.6 million which included a premium of $2.0 million, the write off of unamortized deferred finance costs of $485,000 and an unaccreted discount of $74,000. Upon repurchase of Gray’s 9 1/4% Notes, Gray paid $749,000 in accrued interest. Gray used cash on hand of $24.3 million for the repurchase of its 9 1/4% Notes which included amounts for the face amount of the 9 1/4% Notes, premium and accrued interest. As of September 30, 2005, Gray’s 9 1/4% Notes had a balance outstanding of $257.6 million excluding unaccreted discount of $0.8 million.
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
NOTE D—RETIREMENT PLANS
     The following table provides the components of net periodic benefit cost for Gray’s pension plans for the three and nine months ended September 30, 2005 and 2004, respectively (in thousands):

NOTE D—RETIREMENT PLANS (Continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Service cost	$733	$546	$2,191	$1,639
Interest cost	325	259	975	776
Expected return on plan assets	(236)	(202)	(707)	(605)
Loss amortization	120	14	359	41

Net periodic benefit cost	$942	$617	$2,818	$1,851

     During the quarter ended September 30, 2005, Gray contributed $3.7 million to its pension plans. During the remainder of 2005, Gray expects to contribute an additional $717,000 to its pension plans.
NOTE E—INFORMATION ON BUSINESS SEGMENTS
     The Company operates in three business segments: broadcasting, publishing and paging. As of September 30, 2005, the broadcasting segment operates 31 television stations located in the United States. The publishing segment operates five daily newspapers located in Georgia and Indiana. The paging operations are located in Florida, Georgia and Alabama. The following tables present certain financial information concerning Gray’s three operating segments (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Operating revenues, net:
Broadcasting	$62,281	$73,658	$188,578	$206,802
Publishing	11,263	11,067	34,066	32,596
Paging	1,574	1,898	5,248	5,552

Total operating revenues	$75,118	$86,623	$227,892	$244,950

Operating income:
Broadcasting	$11,705	$26,840	$42,655	$70,933
Publishing	1,696	2,487	6,087	7,501
Paging	361	293	793	843

Total operating income	13,762	29,620	49,535	79,277
Miscellaneous income, net	256	193	709	600
Interest expense	(11,122)	(10,418)	(33,547)	(31,353)
Loss on early extinguishment of debt	-0-	-0-	(4,770)	-0-

Income before income taxes	$2,896	$19,395	$11,927	$48,524

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
     On February 12, 1999, Tarzian filed suit in the United States District Court for the Southern District of Indiana against U.S. Trust Company of Florida Savings Bank as Personal Representative of the Estate, claiming that Tarzian had a binding and enforceable contract to purchase the Tarzian shares from the Estate. On February 3, 2003, the Court

NOTE F—COMMITMENTS AND CONTINGENCIES (Continued)
Tarzian Litigation (Continued)
entered judgment on a jury verdict in favor of Tarzian for breach of contract and awarding Tarzian $4.0 million in damages. The Estate appealed the judgment and the Court’s rulings on certain post-trial motions, and Tarzian cross-appealed. On February 14, 2005, the U.S. Court of Appeals for the Seventh Circuit issued a decision concluding that no contract was ever created between Tarzian and the Estate, reversing the judgment of the District Court, and remanding the case to the District Court with instructions to enter judgment for the Estate. Tarzian’s petition for rehearing was denied by the Seventh Circuit Court of Appeals, and on October 3, 2005, the U.S. Supreme Court denied Tarzian’s petition for certiorari. Tarzian also filed a motion for a new trial in the District Court based on the Estate’s alleged failure to produce certain documents in discovery, and the District Court denied Tarzian’s motion. Tarzian’s appeal of the District Court’s denial of its motion for new trial and entry of final judgment for the Estate is pending before the Seventh Circuit Court of Appeals. The Company cannot predict when the final resolution of this litigation will occur.
     On March 7, 2003, Tarzian filed suit in the United States District Court for the Northern District of Georgia against Bull Run Corporation and the Company for tortious interference with contract and conversion. The lawsuit alleges that Bull Run Corporation and the Company purchased the Tarzian shares with actual knowledge that Tarzian had a binding agreement to purchase the stock from the Estate. The lawsuit seeks damages in an amount equal to the liquidation value of the interest in Tarzian that the stock represents, which Tarzian claims to be as much as $75 million, as well as attorneys’ fees, expenses, and punitive damages. The lawsuit also seeks an order requiring the Company and Bull Run Corporation to turn over the stock certificates to Tarzian and relinquish all claims to the stock. The stock purchase agreement with the Estate would permit the Company to make a claim against the Estate in the event that title to the Tarzian Shares is ultimately awarded to Tarzian. There is no assurance that the Estate would have sufficient assets to honor any or all of such potential claims. The Company filed its answer to the lawsuit on May 14, 2003 denying any liability for Tarzian’s claims. On May 27, 2005, the Court issued an Order administratively closing the case pending resolution of Tarzian’s lawsuit against the Estate in Indiana federal court. The Company believes it has meritorious defenses and intends to vigorously defend the lawsuit. The Company cannot predict when the final resolution of this litigation will occur.
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
     The agreement commenced April 1, 2000 and terminated April 15, 2005. Gray shared the profit or loss from these activities with Host. Under that agreement, in certain circumstances, Gray was called upon to advance payment directly to the respective collegiate institution for a portion of certain upfront rights fees. Gray was given credit for any such advance payments when determining its share of income or loss from these activities. During 2003, Gray paid $1.5 million under this provision. No similar payments were made during 2004 or 2005. As of September 30, 2005 and December 31, 2004, Gray had $1.2 million and $1.4 million respectively, recorded as a related party receivable for payments made in 2003 and earlier years.
Host Commitment
     On October 12, 2004, the University of Kentucky jointly awarded a new sports marketing agreement to Gray and Host. The new agreement commenced April 16, 2005 and has an initial term of seven years with the option to extend the license for three additional years. Aggregate license fees to be paid to the University of Kentucky over a full ten year term for the agreement will approximate $80.5 million. Gray and Host will share equally in the cost of the license fees.

NOTE G —NEWSPAPER PUBLISHING AND WIRELESS BUSINESS TRANSACTIONS
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
     We currently conduct our newspaper publishing business and wireless business through our subsidiary Gray Publishing, LLC and its subsidiaries. Under the proposed spin-off, we will contribute all of the membership interests of Gray Publishing, LLC and certain other assets to TCM. We will then distribute 100% of TCM’s common stock pro rata as a dividend to our stockholders. Upon completion of the spin-off, each common shareholder of Gray will receive as a dividend one share of common stock of TCM for every 10 shares of Gray common stock and for every 10 shares of Gray Class A common stock. No stockholder vote will be required to effect the spin-off, and no consideration will be required to be paid by our shareholders in order to receive the shares of common stock of TCM. On the date of the spin-off, TCM will distribute $40 million to us, which we intend to use to reduce our outstanding indebtedness. TCM will also be obligated to distribute cash to Gray for approximately 75% of the professional service costs and expenses incurred by Gray related to the spin-off transactions.
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
     Most broadcast advertising contracts are short-term, and generally run only for a few weeks. Approximately 67% of the net revenues of the Company’s television stations for the nine months ended September 30, 2005 were generated from local advertising, which is sold primarily by a station’s sales staff directly to local accounts, and the remainder represented primarily by national advertising, which is sold by a station’s national advertising sales representative. The stations generally pay commissions to advertising agencies on local, regional, and national advertising and the stations also pay commissions to the national sales representative on national advertising.
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

     The broadcasting operations’ primary operating expenses are employee compensation, related benefits, and programming costs. The publishing operations’ primary operating expenses are employee compensation, related benefits, and newsprint costs. The paging operations’ primary operating expenses are employee compensation and communications costs. In addition, the broadcasting, publishing and paging operations incur overhead expenses, such as maintenance, supplies, insurance, rent and utilities. A large portion of the operating expenses of the broadcasting, publishing and paging operations is fixed, although the Company has experienced significant variability in its newsprint costs in recent years.
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
     We currently conduct our newspaper publishing business and wireless business through our subsidiary Gray Publishing, LLC and its subsidiaries. Under the proposed spin-off, we will contribute all of the membership interests of Gray Publishing, LLC and certain other assets to TCM. We will then distribute 100% of TCM’s common stock pro rata as a dividend to our stockholders. Upon completion of the spin-off, each common shareholder of Gray will receive as a dividend one share of common stock of TCM for every 10 shares of Gray common stock and for every 10 shares of Gray Class A common stock. No stockholder vote will be required to effect the spin-off, and no consideration will be required to be paid by our shareholders in order to receive the shares of common stock of TCM. On the date of the spin-off, TCM will distribute $40 million to us, which we intend to use to reduce our outstanding indebtedness. TCM will also be obligated to distribute cash to Gray for approximately 75% of the professional service costs and expenses incurred by Gray related to the spin-off transactions.
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
Broadcasting, Publishing and Paging Revenues

     Set forth below are the principal types of revenues earned by Gray’s broadcasting, publishing and paging operations for the periods indicated and the percentage contribution of each to Gray’s total revenues (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2005		2004		2005		2004
		Percent		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total
Broadcasting net revenues:
Local	$41,869	55.7%	$39,064	45.1%	$125,992	55.3%	$118,442	48.4%
National	17,201	22.9	17,872	20.6	51,266	22.5	52,918	21.6
Network compensation	986	1.3	2,423	2.8	4,036	1.8	7,335	3.0
Political	448	0.6	11,967	13.8	1,429	0.6	20,923	8.5
Production and other	1,777	2.4	2,332	2.7	5,855	2.6	7,184	2.9

	$62,281	82.9%	$73,658	85.0%	$188,578	82.8%	$206,802	84.4%

Publishing and other net revenues:
Retail	$6,075	8.1%	$5,804	6.7%	$18,327	8.0%	$17,316	7.1%
Classified	3,559	4.7	3,546	4.1	10,691	4.7	10,041	4.1
Circulation	1,370	1.8	1,490	1.7	4,143	1.8	4,552	1.8
Paging lease, sales and service	1,574	2.1	1,898	2.2	5,248	2.3	5,552	2.3
Other	259	0.4	227	0.3	905	0.4	687	0.3

	$12,837	17.1%	$12,965	15.0%	$39,314	17.2%	$38,148	15.6%

Total	$75,118	100.0%	$86,623	100.0%	$227,892	100.0%	$244,950	100.0%

Results of Operations
Three Months Ended September 30, 2005 Compared To Three Months Ended September 30, 2004
     Revenues. Total revenues for the three months ended September 30, 2005 decreased 13% to $75.1 million as compared to the same period of the prior year.
•	Local broadcasting advertising revenues, excluding political advertising revenues, increased 7% to $41.9 million from $39.1 million. Approximately 32%, or $885,000, of this increase is attributable to results from Gray’s launch of six UPN second channels in six of its existing television markets since June 30, 2004, results of WCAV, Charlottesville, VA which began operations in August 2004 and the acquisition of KKCO on January 31, 2005. We attribute the remaining increase in non-political local broadcasting advertising revenues primarily to a moderate increase in demand for commercial time by local advertisers. National broadcasting advertising revenues decreased 4% to $17.2 million from $17.9 million. The decrease in national broadcasting advertising revenues was due to decreased demand from multiple categories of national advertising customers. Political advertising revenues decreased to $448,000 from $12.0 million reflecting the cyclical influence of the 2004 Presidential election. In addition, in the 2004 period Gray recorded approximately $3.1 million of broadcast revenue associated with the broadcast of the 2004 Summer Olympics. There were no such similar Olympic broadcast in the current year. Network compensation revenue decreased 59% to $1.0 million from $2.4 million due to lower revenue from renewed network affiliation agreements. Total broadcasting revenues decreased 15% to $62.3 million. The decrease in total broadcasting revenues reflects decreased political advertising revenues, Olympic broadcast revenues, network compensation and national advertising revenue partially offset by increased non-political local broadcasting advertising revenues as discussed above.

•	Publishing and other revenues consists primarily of Gray’s newspaper publishing and paging operations. Total publishing and other revenues decreased 1%. Publishing revenues increased 2% to $11.3 million from $11.1 million. Publishing retail advertising increased 5% to $6.1 million from $5.8 million due primarily to growth at the Gwinnett Daily Post due to the expansion of its Sunday newspaper. Publishing circulation revenue decreased 8% to $1.4 million from $1.5 million. Paging revenues decreased 17% to $1.6 million from $1.9 million. The Company had approximately 34,000 and 45,000 units in service at September 30, 2005 and 2004, respectively. The number of units in service decreased due to increased competition from other communication services and products such as cellular telephones. Competition from these products is expected to continue in the future.
     Operating expenses. Operating expenses increased 8% to $61.4 million from $57.0 million in the same period of the prior year.
•	Broadcasting expenses, before depreciation, amortization and loss on disposal of assets increased 4% to $40.0 million from $38.3 million. Approximately 72%, or $1.2 million, of this increase is attributable to operating expenses relating to Gray’s launch of six UPN second channels in six of its existing television markets since June 30, 2004, expenses of WCAV, Charlottesville, VA which began operations in August 2004 and expenses of KKCO, acquired on January 31, 2005, offset, in part, by the sale of the Company’s satellite uplink operations on December 31, 2004. We attribute the remaining increase to routine increases in payroll and benefits costs.

•	Publishing and other expenses including paging expense, before depreciation, amortization and loss on disposal of assets, increased 7% to $10.0 million from $9.3 million. The increase in expense was primarily due to increased transportation, payroll and other professional services expenses of the publishing operations reflecting expanded deliveries of the Sunday edition of the Gwinnett Daily Post.

•	Corporate and administrative expenses, before depreciation, amortization and loss on disposal of assets increased 62% to $4.7 million in the three months ended September 30, 2005 as compared to $2.9 million for the same period in 2004. Legal and other professional service fees increased approximately $1.7 million over the third quarter of 2004. Of this increase, $1.6 million is attributable to professional services associated with Gray’s previously announced proposed spin-off of its publishing and paging businesses. The prior period did not include similar expenses. Upon consummation of the spin-off transactions, Triple Crown Media will distribute cash to Gray approximating 75% of the professional service costs and expenses incurred by Gray related to the spin-off transactions. In addition, auditing service fees increased in the third quarter of 2005 by approximately $230,000 which was offset by a decrease in consulting fees of $253,000.

•	Depreciation expense increased 13% to $6.9 million in the three months ended September 30, 2005 as compared to $6.1 million for the same period in 2004. The increase is attributable to the purchase of equipment for our existing operating locations as well as the acquisition of KKCO-TV in January of 2005. To a lesser extent, the increase was due to the shortening of the useful life of leasehold improvements at one of Gray’s operating locations due to an earlier than expected termination of the associated lease.

•	Amortization of intangible assets was $159,000 for the three months ended September 30, 2005, as compared to $232,000 for the same period of the prior year, a decrease of 32%. The decrease in amortization expense was due to certain definite lived intangible assets, that were acquired in 2002, becoming fully amortized.

•	Gray recorded a gain on disposal of assets, net of $446,000 for the three months ended September 30, 2005, as compared to a loss on disposal of assets of $17,000 for the same period of the prior year. The gain in the current year was principally the result of a gain of $652,000 on the sale of a paging license partially offset by losses on the disposal of other paging assets. The loss in the prior year is due to a net gain on insurance settlements related to certain broadcast towers damaged in 2003 and to the sale of a building not utilized in operations.
     Interest expense. Interest expense increased 7% to $11.1 million. This increase is primarily attributable to higher average interest rates in 2005 compared to 2004. The combined average interest rates on the Company’s senior credit facility and 9 1/4% Notes were 6.73% and 5.93% for the three months ended September 30, 2005 and 2004, respectively. The increase in interest rates was partially offset by the repurchase and extinguishment of $21.5 million of Gray’s 9 1/4% Notes during the second quarter of 2005.
     Income tax expense. An income tax expense of $1.2 million was recorded for the three months ended September 30, 2005 as compared to an income tax expense of $7.6 million for the three months ended September 30, 2004. The decreased expense in the current year as compared to that of the prior year was attributable to having decreased income in the current period as compared to the prior period. The effective income tax rate was approximately 39% for the current year and prior year periods.
Nine Months Ended September 30, 2005 Compared To The Nine Months Ended September 30, 2004
     Revenues. Total revenues for the nine months ended September 30, 2005 decreased 7% to $227.9 million as compared to the same period of the prior year.
•	Local broadcasting advertising revenues, excluding political advertising revenues, increased 6% to $126.0 million from $118.4 million. Approximately 33%, or $2.5 million, of this increase is attributable to results from Gray’s launch of six UPN second channels in six of its existing television markets since June 30, 2004, results of WCAV, Charlottesville, VA which began operations in August 2004 and the acquisition of KKCO on January 31, 2005. We attribute the remaining increase in non-political local broadcasting advertising revenues to a moderate increase in demand for commercial time by local advertisers. National broadcasting advertising revenues decreased 3% to $51.3 million from $52.9 million. The decrease in national broadcasting advertising revenues was due to decreased demand from multiple categories of national advertising customers. Political advertising revenues decreased to $1.4 million from $20.9 million reflecting the cyclical influence of the 2004 Presidential election. In addition, in the 2004 period Gray recorded approximately $3.1 million of broadcast revenue associated with the broadcast of the 2004 Summer Olympics. There were no such similar Olympic broadcast in the current year. Network compensation revenue decreased 45% to $4.0 million from $7.3 million due to lower revenue from renewed network affiliation agreements. Total broadcasting revenues decreased 9% over the same period of the prior year to $188.6 million. The decrease in broadcasting revenues reflects decreased political advertising revenues, national advertising revenues and network compensation, partially offset by increased non-political local broadcasting advertising revenues as discussed above.

•	Publishing and other revenues consists primarily of Gray’s newspaper publishing and paging operations. Total publishing and other revenues increased 3%. Publishing revenues increased 5% to $34.1 million from $32.6 million. Publishing retail advertising revenue increased 6% to $18.3 million from $17.3 million. Publishing classified revenue increased 7% to $10.7 million. Publishing circulation revenue decreased 9% to $4.1 million. Publishing retail advertising revenues and classified advertising revenues increased primarily due to improved operating results at the Gwinnett Daily Post reflecting the expansion of the Sunday newspaper and increased spending by existing customers. Classified advertising increased due to improved automotive and real estate advertising. Circulation revenues decreased primarily due to a decrease in volumes. Paging revenues decreased 6% to $5.2 million from $5.6 million. The Company had approximately 34,000 and 45,000 units in service at September 30, 2005 and 2004, respectively. The number of units in service decreased due to increased competition from other communication services and products such as cellular telephones. Competition from these products is expected to continue in the future.
     Operating expenses. Operating expenses increased 8% to $178.4 million from $165.7 million in the same period of the prior year.

•	Broadcasting expenses, before depreciation, amortization and loss on disposal of assets increased 5% to $118.3 million from $112.8 million. Approximately 58%, or $3.2 million, of this increase is attributable to operating expenses relating to Gray’s launch of six UPN second channels in six of its existing television markets since June 30, 2004, expenses of WCAV, Charlottesville, VA which began operations in August 2004 and expenses of KKCO, acquired on January 31, 2005, offset, in part, by the sale of the Company’s satellite uplink operations on December 31, 2004. We attribute the remaining increase to routine increases in payroll and benefits costs.

•	Publishing and other expenses including paging expense, before depreciation, amortization and loss on disposal of assets, increased 8% to $29.3 million from $27.3 million. The increase in expenses was primarily due to increased costs associated with the expanded delivery of the Sunday edition of the Gwinnett Daily Post. Also newsprint increased due to an increase in the cost per ton of newsprint partially offset by lower consumption in the current year.

•	Corporate and administrative expenses, before depreciation, amortization and loss on disposal of assets increased 54% to $11.4 million from $7.4 million in the nine months ended September 30, 2005 as compared to the same period in 2004. Legal and other professional service fees increased approximately $3.4 million over the same period of 2004 and such increase is primarily attributable to an increase of $2.8 million in professional services associated with Gray’s proposed spin-off of its publishing and paging businesses. In addition, audit fees increased approximately $655,000 over the comparable period of 2004. Upon consummation of the spin-off transactions, Triple Crown Media will distribute cash to Gray approximating 75% of the professional service costs and expenses incurred by Gray related to the spin-off transactions.

•	Depreciation expense increased 5% to $18.6 million for the nine months ended September 30, 2005 as compared to $17.8 million for the same period of the prior year. The increase is attributable to the purchase of equipment for our existing operating locations as well as the acquisition of KKCO-TV in January of 2005. To a lesser extent, the increase was due to the shortening of the useful life of leasehold improvements at one of Gray’s operating locations due to an earlier than expected termination of the associated lease.

•	Amortization of intangible assets was $576,000 for the nine months ended September 30, 2005, as compared to $751,000 for the same period of the prior year, a decrease of $175,000 or 23%. The decrease in amortization expense was due to certain definite lived intangible assets becoming fully amortized.

•	Gain on disposal of assets, net was $107,000 for the nine months ended September 30, 2005, as compared to a gain on disposal of assets of $605,000 for the same period of the prior year. The gain in the current year was principally the result of a third quarter gain of $652,000 on the sale of a paging license partially offset by losses on the disposal of other paging assets. The gain in the prior year is due to a net gain on insurance settlements related to certain broadcast towers damaged in 2003 and to the sale of a building not utilized in operations.
     Interest expense. Interest expense increased 7% to $33.5 million. This increase is primarily attributable to higher average interest rates in 2005 compared to 2004. The combined average interest rates on the Company’s senior credit facility and the 9 1/4% Notes were 6.72% and 6.05% for the nine months ended September 30, 2005 and 2004, respectively. The increase in interest rates was partially offset by the repurchase and extinguishment of $21.5 million of Gray’s 9 1/4% Notes during the second quarter of 2005.
     Loss on early extinguishment of debt. Gray reported a loss on early extinguishment of debt in the amount of $4.8 million which related to two events: the repurchase by Gray of a portion of its 9 1/4% Notes and the amendment of Gray’s senior credit facility.
     Gray repurchased $21.5 million, face amount, of its 9 1/4% Notes in the open market. Associated with this repurchase, Gray recorded a loss upon early extinguishment of debt of $2.6 million which included a premium of $2.0 million, the write off of unamortized deferred finance costs of $485,000 and an unaccreted discount of $74,000. Upon repurchase of Gray’s 9 1/4% Notes, Gray paid $749,000 in accrued interest.
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
     Income tax expense. An income tax expense of $4.7 million was recorded for the nine months ended September 30, 2005 as compared to an income tax expense of $19.0 million for the nine months ended September 30, 2004. The decreased expense in the current year as compared to that of the prior year was attributable to having less income in the current period as compared to the prior period. The effective income tax rate was approximately 39% for the current year and prior year periods.
Liquidity and Capital Resources
General
     The following tables present certain data that Gray believes is helpful in evaluating its liquidity and capital resources (in thousands).

	Nine Months Ended September 30,
	2005	2004
Net cash provided by operating activities	$39,251	$82,469
Net cash used in investing activities	(45,175)	(27,246)
Net cash used in financing activities	(40,586)	(10,180)

Net increase (decrease) in cash and cash equivalents	$(46,510)	$45,043

	As of
	September 30,	December 31,
	2005	2004
Cash and cash equivalents	$4,056	$50,566
Long-term debt including current portion	633,006	655,905
Preferred stock	39,068	39,003
Available credit under senior credit agreement	26,000	71,250
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
     Net cash provided by operating activities decreased $43.2 million in the nine months ended September 30, 2005 as compared to the same period of 2004. The decrease was due primarily to a decrease in net income, deferred income taxes and changes in operating liabilities.
     Net cash used in investing activities increased $17.9 million. The increase was due primarily to the acquisition of KKCO-TV representing a use of cash totaling $13.9 million and the acquisition of a partnership whose primary assets were television production equipment, land, and a television studio building in Tallahassee, Florida for $4.8 million.
     Net cash used in financing activities increased $30.4 million. The Company repurchased 398,400 shares of Common Stock for $5.5 million and 12,800 shares of Class A Common Stock for $0.2 million. Gray also amended its senior credit facility and repurchased a portion of its 9 1/4% Notes. These transactions are described in more detail below. No similar purchases were made in the prior year. Dividends paid increased $5.9 million due to the payment in January 2005 of a special dividend that was declared in the fourth quarter of 2004.
Capital Expenditures
     Set forth below is the Company’s capital expenditure activity for the nine months ended September 30, 2005 and 2004 (in thousands):

	2005
	Non Digital	Digital	Total
Capital expenditure payments made during the nine months ended September 30, 2005	$19,183	$7,603	$26,786

	2004
	Non Digital	Digital	Total
Capital expenditure payments made during the nine months ended September 30, 2004	$16,145	$9,654	$25,799

     The Company will increase the power output of its digital broadcast signals of certain stations. These enhancements will be phased in by July 2006 to meet certain FCC regulations.
Debt
     On June 28, 2005, Gray amended its existing senior credit facility. The amended agreement has a maximum term of seven and one half years and the total amount available under the agreement is $400 million, consisting of a $100 million revolving facility, a $100 million term loan A facility and a $200 million term loan B facility. As of September 30, 2005, the balance outstanding and the balance available under Gray’s senior credit facility were $373.5 million and $26 million, respectively.
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
     On October 28, 2005, Gray further amended the senior credit facility to modify certain covenants of the agreement to be less restrictive for Gray. The capacity and interest rates of the agreement remained unchanged. Gray did not incur any fees associated with this amendment.
     Effective August 19, 2005, a lender of Gray issued an irrevocable $18.6 million stand by letter of credit on behalf of Gray in lieu of an earnest money deposit for the pending acquisition of WSAZ-TV.
     During the nine months ended September 30, 2005, Gray repurchased $21.5 million, face amount, of its Senior Subordinated Notes due 2011 (the “9 1/4% Notes”) in the open market. Associated with this repurchase, Gray recorded a loss upon early extinguishment of debt of $2.6 million which included a premium of $2.0 million, the write off of unamortized deferred finance costs of $485,000 and an unaccreted discount of $74,000. Upon repurchase of Gray’s 9 1/4% Notes, Gray paid $749,000 in accrued interest. Gray used cash previously held in its investment account in the amount of $24.3 million for the repurchase of its 9 1/4% Notes which included amounts for the face amount of the 9 1/4% Notes, premium and accrued interest. As a result of these repurchases and extinguishments, on an annual basis we anticipate a savings of $2.0 million in interest expense. As of September 30, 2005, Gray’s 9 1/4% Notes had a balance outstanding of $257.6 million excluding unaccreted discount of $0.8 million.
     Gray makes semiannual interest payments on the 9 1/4% Notes on June 15th and December 15th. Interest payments on the senior credit facility are made on varying dates throughout the year.
WSAZ-TV
     On August 22, 2005, Gray announced that it had entered into an agreement with Emmis Communications Corp. to acquire the assets of WSAZ-TV, the NBC affiliate in Charleston-Huntington, West Virginia for $186 million. The agreement is subject to certain conditions and regulatory approval. Gray currently anticipates, but can not assure, that the acquisition will be completed before December 31, 2005.
     In connection with this acquisition, Gray has obtained a financing commitment from Wachovia Bank, National Association for a senior secured credit facility in an aggregate principal amount of up to $600 million; a portion of this facility may be used to finance the acquisition of WSAZ-TV.
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
     The agreement commenced April 1, 2000 and terminated April 15, 2005. Gray shared the profit or loss from these activities with Host. Under that agreement, in certain circumstances, Gray was called upon to advance payment directly to the respective collegiate institution for a portion of certain upfront rights fees. Gray was given credit for any such advance payments when determining its share of income or loss from these activities. During 2003, Gray paid $1.5 million under this provision. No similar payments were made during 2004 or 2005. As of September 30, 2005 and December 31, 2004, Gray had $1.2 million and $1.4 million respectively, recorded as a related party receivable for payments made in 2003 and earlier years.
Host Commitment
     On October 12, 2004, the University of Kentucky jointly awarded a new sports marketing agreement to Gray and Host. The new agreement commenced April 16, 2005 and has an initial term of seven years with the option to extend the license for three additional years. Aggregate license fees to be paid to the University of Kentucky over a full ten year term for the agreement will approximate $80.5 million. Gray and Host will share equally in the cost of the license fees.
Other
     During the quarter ended September 30, 2005, Gray contributed $3.7 million to its pension plans. During the remainder of 2005, Gray expects to contribute an additional $717,000 to its pension plans.
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
     Share-Based Payment — In December 2004, the FASB issued Statement of Financial Accounting Standard No. 123, (revised 2005), Share-Based Payment (“SFAS 123(R)”), that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123(R) eliminates the ability to account for share-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and generally would require instead that such transactions be accounted for using a fair-value-based method. The Company is currently evaluating SFAS 123(R) to determine which fair-value-based model and transitional provision it will follow upon adoption. The options for transition methods as prescribed in SFAS 123(R) include either the modified prospective or the modified retrospective methods. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock as the requisite service is rendered beginning with the first quarter of adoption, while the modified retrospective method would record compensation expense for stock options and restricted stock beginning with the first period restated. Under the modified retrospective method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. SFAS 123(R) will be effective for the Company beginning in its first quarter of fiscal 2006. Although the Company will continue to evaluate the application of SFAS 123(R), based on options issued and outstanding at present, the Company expects that the expense will be between $125,000 and $175,000 for the year ended December 31, 2006.
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
Cautionary Note Regarding Forward-Looking Statements
     This quarterly report on Form 10-Q contains “forward-looking statements.” When used in this report, the words “believes,” “expects,” “anticipates,” “should”, “estimates” and similar words and expressions are generally intended to identify forward-looking statements, but some of those statements may use other phrasing. Statements that describe Gray’s future strategic plans, goals or objectives are also forward-looking statements. Readers of this report are cautioned that any forward-looking statements, including those regarding the intent, belief or current expectations of Gray or management, are not guarantees of future performance, results or events and involve risks and uncertainties, and that actual results and events may differ materially from those in the forward-looking statements as a result of various factors including, but not limited to, (i) general economic conditions in the markets in which Gray operates, (ii) competitive pressures in the markets in which Gray operates, (iii) the effect of future legislation or regulatory changes on Gray’s operations and (iv) certain other risks relating to our business, including, our dependence on advertising revenues, our need to acquire non-network television programming, the impact of a loss of any of our FCC broadcast licenses, increased competition and capital costs relating to digital advanced television, pending litigation and our significant level of intangible assets, (v) our high debt levels, (vi) the proposed spin-off of the publishing and paging business and (vii) other factors described from time to time in our SEC filings. The forward-looking statements included in this report are made only as of the date hereof. Gray disclaims any obligation to update such forward-looking statements to reflect subsequent events or circumstances, except as required by law.
Item 3. Quantitative and Qualitative Disclosure About Market Risk
     Gray believes that the market risk of its financial instruments as of September 30, 2005 has not materially changed since December 31, 2004. The market risk profile on December 31, 2004 is disclosed in Gray’s Annual Report on Form 10-K for the year ended December 31, 2004.
Item 4. Controls and Procedures
     As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the CEO and the CFO have concluded that Gray’s disclosure controls and procedures are effective to ensure that information required to be disclosed by Gray in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and to ensure that such information is accumulated and communicated to Gray’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosures. There were no changes in Gray’s internal control over financial reporting during the third quarter of 2005 identified in connection with this evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     The information contained in Note F — “Commitments and Contingencies” to Gray’s unaudited Condensed Consolidated Financial Statements filed as part of this Quarterly Report on Form 10-Q is incorporated herein by reference.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Issuer Purchases of Equity Securities
     The following tables provide information about Gray’s repurchase of its common stock (ticker: GTN) and its class A common stock (ticker: GTN.A) during the quarter ended September 30, 2005.

Issuer Purchases of Common Stock and Class A Common Stock

					(d) Maximum
			(b)	(c) Total Number	Number of Shares
		(a) Total	Average	of Shares	that May Yet Be
	NYSE	Number of	Price Paid	Purchased as	Purchased Under
	Ticker	Shares	per	Part of Publicly	the Plans or
Period	Symbol	Purchased	Share(1)	Announced Plans	Programs(2)
July 1, 2005 through July 31,	GTN	-0-	$00.00	-0-
2005:	GTN.A	-0-	$00.00	-0-	1,885,900

August 1, 2005 through August 31,	GTN	-0-	$00.00	-0-
2005:	GTN.A	-0-	$00.00	-0-	1,885,900

September 1, 2005 through September	GTN	43,500	$10.62	43,500
30, 2005:	GTN.A	-0-	$00.00	-0-	1,842,400

Total		43,500	$10.62	43,500	1,842,400

(1)	Amount excludes standard brokerage commissions.

(2)	On November 3, 2004, the Company’s Board of Directors increased, from 2 million to 4 million, the aggregate number of shares of its Common Stock or Class A Common Stock authorized for repurchase. On March 3, 2004, Gray’s Board of Directors had previously authorized the repurchase, from time to time, of up to an aggregate of 2 million shares of the Company’s Common Stock or Class A Common Stock. As of September 30, 2005, 1,842,400 shares of the Company’s Common Stock and Class A Common Stock are available for repurchase under the increased limit of 4 million shares. There is no expiration date for this repurchase plan.
Item 6. Exhibits
Exhibit 10.1 This first amendment to the loan agreement is made and entered into as of this 28th day of October, 2005, by and among Gray Television Inc., Wachovia Bank, National Association, Bank of America, N.A., and Deutsche Bank Trust Company Americas.
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

GRAY TELEVISION, INC.
(Registrant)

Date: November 7, 2005	By:	/s/ James C. Ryan

James C. Ryan,
Senior Vice President and Chief Financial Officer