Form 10-K
period 2005-12-31
GRAY TELEVISION INC
filed 2006-03-16
CIK 43196

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2005 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.
Commission File Number 1-13796

GRAY TELEVISION, INC.
(Exact Name of Registrant as Specified in Its Charter)

Georgia	58-0285030
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)
4370 Peachtree Road, NE
Atlanta, GA	30319
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: (404) 504-9828

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock (no par value)	New York Stock Exchange
Common Stock (no par value)	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one).

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The aggregate market value of the voting stock (based upon the closing sales price quoted on the New York Stock Exchange) held by non-affiliates as of June 30, 2005: Class A and Common Stock; no par value — $586,316,233.
     The number of shares outstanding of the registrant’s classes of common stock as of February 23,2006: Class A Common Stock; no par value — 5,752,845 shares; Common Stock, no par value — 43,051,781 shares
DOCUMENTS INCORPORATED BY REFERENCE
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
General
     As of the filing date of the Annual Report the Company owns 36 television stations serving 30 television markets. Seventeen of the stations are affiliated with CBS Inc., or “CBS,” ten are affiliated with the National Broadcasting Company, Inc., or “NBC”, eight are affiliated with the American Broadcasting Company, or “ABC” And one is affiliated with FOX Entertainment Group, Inc. or “FOX.” The combined station group has 24 stations ranked #1 in local news audience and 24 stations ranked #1 in overall audience within their respective markets based on the results of the average of the Nielsen November, July, May and February 2005 ratings reports. The combined TV station group reaches approximately 6.5% of total U.S. TV households. With seventeen CBS affiliated stations, the Company is the largest independent owner of CBS affiliates in the country. In addition, as of the date of this Annual Report, the Company also broadcasts eleven additional channels of programming in certain of its markets by multiplexing its digital broadcast spectrum.
     In 1993, the Company implemented a strategy to foster growth through strategic acquisitions and certain select divestitures. Since January 1, 1994, the Company’s significant acquisitions have included 32 television stations and the divestiture of two television stations.
     On December 30, 2005 the Company completed the spinoff of its Gray Publishing and GrayLink Wireless businesses. Following the spinoff, the Company’s business consists of one reportable segment, television broadcasting.
Acquisitions, Investments and Divestitures
2006 Acquisition
     On March 3, 2006, the Company completed the acquisition of the stock of Michiana Telecasting Corp., owner of WNDU-TV, the NBC affiliate in South Bend, Indiana, from the University of Notre Dame for $85 million in cash plus certain transaction fees. The Company financed this acquisition with borrowings under the Company’s senior credit facility.
2005 Spinoff
     On December 30, 2005, the Company completed the spinoff of all of the outstanding stock of Triple Crown Media., Inc. (“TCM”). Immediately prior to the spinoff, the Company contributed all of the membership interests in Gray Publishing, LLC which owned and operated the Company’s Gray Publishing and GrayLink Wireless businesses and certain other assets, to TCM. In the spinoff, each of the holders of our common stock received one share of TCM Common stock for every ten shares of our common stock and each holder of our Class A common stock received one share of TCM common stock for every ten shares of our Class A common stock. As part of the spinoff, the Company received an approximate $44 million cash distribution from TCM, which Gray used to reduce its outstanding indebtedness on December 30, 2005. TCM is now quoted on the Nasdaq National Market under the symbol “TCMI.” The financial position and results of operations of the publishing and wireless businesses are reported in the Company’s consolidated balance sheet and statement of operations as Discontinued Operations for all periods presented.
2005 Acquisitions
     On November 30, 2005, the Company completed the acquisition of the assets of WSAZ-TV, the NBC affiliate in Charleston-Huntington, West Virginia from Emmis Communications Corp. for approximately $185.8 million in cash plus certain transaction fees. The Company financed this acquisition by borrowings under the company’s senior credit facility.
     On November 10, 2005, the Company completed the acquisition of the assets of WSWG-TV, the UPN affiliate serving the Albany, Georgia television market from P.D. Communications, LLC. for $3.75 million in cash. The Company used a portion of its cash on hand to fund this acquisition. Subsequent to the acquisition Gray obtained a CBS affiliation for this station.
     On January 31, 2005, the Company completed the acquisition of KKCO-TV from Eagle III Broadcasting, LLC for approximately $13.5 million plus certain transaction fees. KKCO-TV, Channel 11 serves the Grand Junction, Colorado television market and is an NBC affiliate. The Company used a portion of its cash on hand to fully fund this acquisition.
     During 2005 the Company acquired an FCC license to operate a low power television station, WAHU-TV, in the Charlottesville, Virginia television market. The Fox broadcast network has agreed to an affiliation agreement to allow the Company to operate WAHU-TV as a FOX affiliate.
2004 Acquisition
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

The Company’s Stations and Their Markets
     The following is a list of all our owned and operated television stations as of March 3, 2006. In markets where we have satellite stations and stations that serve distant communities, certain figures relating to in market share of household viewing and television households have been combined:

							FCC				Station		In Market
			FCC Assigned				License		Station		News		Share of		Television
DMA			Analog	Digital	Affiliation		Expiration		Rank in		Rank in		Household		Households (a)
Rank (a)	Market	Station	Channel	Channel	Network	Expiration	Date		DMA (b)		DMA (c)		Viewing (d)		(in thousands)
58	Knoxville, TN	WVLT	8	30	CBS	12/31/14	08/01/05	(h)	2		2		23%		516
63	Lexington, KY	WKYT	27	13	CBS	12/31/14	08/01/05	(h)	1		1		35%		479
64	Charleston-Huntington, WV	WSAZ	3	23	NBC	01/01/09	10/01/12		1		1		51%		478
66	Wichita—Hutchinson, KS	KAKE	10	21	ABC	12/31/13	06/01/06		2		2		28%		446
	(Colby, KS)	KLBY (e)	4	17	ABC	12/31/13	06/01/06		2		2
	(Garden City, KS)	KUPK (e)	13	18	ABC	12/31/13	06/01/06		2		2
75	Omaha, NE	WOWT	6	22	NBC	01/01/12	06/01/06		1		1		31%		400
85	Madison, WI	WMTV	15	19	NBC	01/01/12	12/01/05	(h)	2		2		25%		366
87	South Bend, IN	WNDU	16	42	NBC	12/31/10	08/01/13		1		1		35%		333
93	Colorado Springs, CO	KKTV	11	10	CBS	12/31/14	04/01/06		1		2		37%		315
94	Waco-Temple-Bryan, TX	KWTX	10	53	CBS	12/31/14	08/01/06		1		1		43%		311
	(Bryan, TX)	KBTX (f)	3	50	CBS	12/31/14	08/01/06		1		1
103	Lincoln—Hastings	KOLN	10	25	CBS	12/31/14	06/01/06		1		1		53%		274
	Kearney, NE	KGIN (g)	11	32	CBS	12/31/14	06/01/06		1		1
	(Grand Island, NE)
105	Greenville—New Bern	WITN	7	32	NBC	01/01/12	12/01/04	(h)	2		2		33%		271
	—Washington, NC
109	Tallahassee, FL—	WCTV	6	46	CBS	12/31/14	04/01/05	(h)	1		1		57%		261
	Thomasville, GA
110	Lansing, MI	WILX	10	57	NBC	01/01/12	10/01/05	(h)	2		1		34%		257
112	Reno, NV	KOLO	8	9	ABC	12/31/13	10/01/06		1		1		31%		264
115	Augusta, GA	WRDW	12	31	CBS	12/31/14	04/01/05	(h)	1		1		35%		247
123	La Crosse— Eau	WEAU	13	39	NBC	1/1/12	12/01/05	(h)	1		1		34%		224
	Claire, WI
133	Rockford, IL	WIFR	23	41	CBS	12/31/14	12/01/05	(h)	2		2		32%		183
134	Wausau—Rhinelander, WI	WSAW	7	40	CBS	12/31/14	12/01/05	(h)	1		1		40%		182
136	Topeka, KS	WIBW	13	44	CBS	12/31/14	06/01/06		1		1		49%		171
147	Albany, GA	WSWG	44	43	CBS\UPN	8/31/07	04/01/13		N/A	(i)	N/A	(i)	N/A	(i)	152
157	Panama City, FL	WJHG	7	8	NBC	1/1/12	02/01/05	(h)	1		1		45%		135
161	Sherman,TX—Ada, OK	KXII	12	20	CBS	12/31/14	08/01/06		1		1		66%		124
172	Dothan, AL	WTVY	4	36	CBS	12/31/14	04/01/05	(h)	1		1		67%		98
181	Harrisonburg, VA	WHSV	3	49	ABC	12/31/13	10/01/12		1		1		95%		86
183	Bowling Green, KY	WBKO	13	33	ABC	12/31/13	08/01/05	(h)	1		1		83%		75
184	Meridian, MS	WTOK	11	49	ABC	12/31/13	06/01/05	(h)	1		1		67%		72
186	Charlottesville, VA	WCAV	19	19	CBS	08/15/14	10/01/12	(j)	2		2		10	%(j)	75
		WVAW	16		ABC	12/31/13	10/01/12	(j)	3		3
		WAHU	27		FOX	06/30/08	10/01/12	(j)	4		4
187	Grand Junction, CO	KKCO	11	12	NBC	7/30/06	04/30/08		1		1		38%		65
190	Parkersburg, WV	WTAP	15	49	NBC	01/01/12	10/01/04	(h)	1		1		93%		64
Note(k)	Hazard, KY	WYMT	57	12	CBS	12/31/14	08/01/05	(h)	1		1		31%		189

															7,113	(l)

(a)	Based on data published by Nielsen or other public sources for the 2005-2006 television season for each DMA.

(b)	Based on the average of Nielsen data for November, July, May and February 2005 rating periods, Sunday to Saturday, 6 a.m. to 2 a.m.

(c)	Based on management’s review of Nielsen data for November, July, May and February 2005 rating periods for various news programs.

(d)	“In-market share of households viewing television” represents the average percentage of the station’s audience as a percentage of all viewing by households of local commercial stations in the market. Except for WYMT-TV, in market share data is based on our review of the Nielsen data for the November, July, May and February, 2005 rating periods, Sunday to Saturday, 6 a.m. to 2 a.m. For WYMT-TV, in market share data is based on our review of the Nielsen data for the November, May and February 2005 rating periods, Sunday to Saturday, 6 a.m. to 2 a.m. WYMT-TV does not receive data for the July period.

(e)	KLBY-TV and KUPK-TV are satellite stations of KAKE-TV under FCC rules and retransmit the signal of the primary station and may offer some locally originated programming such as local news.

(f)	KBTX-TV is a satellite station of KWTX-TV under FCC rules and retransmits the signal of the primary station and may offer some locally originated programming such as local news.

(g)	KGIN-TV is a satellite station of KOLN-TV under FCC rules and retransmits the signal of the primary station and may offer some locally originated programming such as local news.

(h)	License renewal application has been filed with the Federal Communication Commission (the “FCC”) and renewal is pending. As of the date of filing this Annual Report, the Company anticipates that all pending applications will be renewed in due course.

(i)	Data not available; this station does not currently subscribe to Nielsen.

(j)	Original license application pending with the Federal Communications Commission. If license is granted as expected, the expiration date of the license is expected to be October 1, 2012.

(k)	The Company considers WYMT-TV’s service area as a separate television market. This area is a special 17 county trading area as defined by Nielsen and is part of the Lexington, KY DMA.

(l)	Approximately 6.5% of all US television households.
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
     All television stations in the country are grouped by Nielsen, a national audience measuring service, into approximately 210 generally recognized television markets that are ranked in size according to various formulae based upon actual or potential audience. Each Designated Market Area (“DMA”) is an exclusive geographic area consisting of all counties in which the home-market commercial stations receive the greatest percentage of total viewing hours. Nielsen periodically publishes data on estimated audiences for the television stations in the various television markets throughout the country.
     Four major broadcast networks, ABC, NBC, CBS and FOX dominate broadcast television. Additionally, the United Paramount Network (“UPN”) and the Warner Brothers Network (“WB”) have announced a joint venture to replace their respective networks with a single network known as the CW network (or “CW’) which is currently expected to be operational in the fall of 2006. Affiliates of FOX have also announced the formation of a new network known as MyNetworkTV that is expected to be operational in the fall of 2006. An affiliate of FOX, CW or MyNetworkTV receives a smaller portion of each day’s programming from its network compared to an affiliate of ABC, NBC or CBS.
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
     In contrast to a station affiliated with a network, a fully independent station purchases or produces all of the programming that it broadcasts, resulting in generally higher programming costs. An independent station, however, retains its entire inventory of advertising time and all the revenues obtained therefrom. As a result of the smaller amount of programming provided by its network, an affiliate of FOX, CW or MyNetworkTV must purchase or produce a greater amount of programming, resulting in generally higher programming costs. These affiliate stations, however, retain a larger portion of the inventory of advertising time and the revenues obtained therefrom compared to stations affiliated with the major networks.
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
Network Affiliation of the Stations
     Each of the Company’s stations is affiliated with a major network pursuant to an affiliation agreement. Each affiliation agreement provides the affiliated station with the right to broadcast all programs transmitted by the network with which the station is affiliated. In return, the network has the right to sell a substantial majority of the advertising time during such broadcasts. In exchange for every hour that a station elects to broadcast network programming, the network may, in certain instances, pay the station a specific network compensation fee, which varies with the time of day. Typically, prime-time programming generates the highest hourly network compensation payments. Such payments are subject to increase or decrease by the network during the term of an affiliation agreement with provisions for advance notices and right of termination by the station in the event of a reduction in such payments. Although network affiliation agreements have historically been renewed by the Company and the respective networks, the Company can not guarantee that any agreements will be renewed in the future under their current terms. Network compensation has declined in recent years at certain of the Company’s television stations reflecting an ongoing phase out of network compensation. See the Broadcasting Summary table above for each of the Company’s television stations’ primary network affiliations and the expiration date of the current affiliation agreements.
     In addition, as of the date of this Annual Report, the Company also broadcasts eleven additional channels of programming in certain of its markets by multiplexing its digital broadcast spectrum. These multiplexed channels are in addition to the primary digital broadcast channel of each station which is affiliated with one of the three major networks. One of these channels is affiliated with FOX and the other ten are currently affiliated with UPN. For the ten channels currently affiliated with UPN, the Company is currently assessing the alternatives of affiliating with either of the newly announced CW or MyNetworkTV networks or programming the channel(s) independently. The Company can make no assurance whether any of its multiplexed digital channels will be affiliated with any network.

Competition
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
Federal Regulation of the Company’s Business
     FCC Regulation. Television broadcasting is subject to the jurisdiction of the FCC under the Communications Act of 1934 (the “Communications Act”), as amended by, among other statutes, the Telecommunications Act of 1996 (the “1996 Telecommunications Act”). The Communications Act prohibits the operation of television broadcasting stations except under a license issued by the FCC and empowers the FCC, among other things, to issue, revoke and modify broadcasting licenses, determine the locations of stations, regulate the equipment used by stations, adopt regulations to carry out the provisions of the Communications Act and impose penalties for violation of such regulations. The Communications Act prohibits the assignment of a license or the transfer of control of a licensee without prior approval of the FCC.
     License Grant and Renewal. Television broadcasting licenses generally are granted or renewed for a period of eight years, but may be renewed for a shorter period upon a finding by the FCC that the “public interest, convenience, and necessity” would be served thereby. Broadcast licenses are of paramount importance to the Company’s Television Broadcasting segment. The Communications Act requires a broadcast license to be renewed if the FCC finds that: (i) the station has served the public interest, convenience and necessity; (ii) there have been no serious violations of either the Communications Act or the FCC’s rules and regulations by the licensee; and (iii) there have been no other violations which, taken together, would constitute a pattern of abuse. At the time an application is made for renewal of a television license, parties in interest may file petitions to deny, and such parties, including members of the public, may comment upon the service the station has provided during the preceding license term and urge denial of the application. If the FCC finds that the licensee has failed to meet the above-mentioned requirements, it could deny the renewal application or grant a conditional approval, including renewal for a lesser term. The FCC will not consider competing applications contemporaneously with a renewal application. Only after denying a renewal application can the FCC accept and consider competing applications for the license. Although in substantially all cases broadcast licenses are renewed by the FCC even when petitions to deny are filed against license renewal applications, there can be no assurance that the Company’s stations’ licenses will be renewed. The Company is not aware of any facts or circumstances that could prevent the renewal of the licenses for its stations at the end of their respective license terms. See the dates through which the current licenses are effective in the Broadcasting Summary table included on page 5 of this Annual Report.
     Ownership Restrictions. Currently, the FCC’s broadcast ownership rules limit the ownership, operation or control of, as well as the “attributable” interests or voting power in: (1) television stations serving the same area; (2) television stations and daily newspapers serving the same area; and (3) television stations and radio stations serving the same area. The rules also limit the aggregate national audience reach of television stations that may be under common ownership, operation and control, or in which a single person or entity may hold office or have more than a specified interest or percentage of voting power. Pursuant to the 1996 Telecommunications Act and recent appropriations legislation, the FCC must review all of its broadcast ownership rules every four years to determine if they remain necessary in the public interest.
     The FCC completed a comprehensive review of its ownership rules in 2003, significantly relaxing restrictions on the common ownership of television stations, radio stations and daily newspapers within the same local market. However, the new rules have yet to take effect due to legal challenges. The outcome of FCC proceedings and legislative efforts and the ultimate landscape of FCC ownership regulation are in flux and may not be resolved for some time.
     Specifically, on June 24, 2004, a three-judge panel of the United States Court of Appeals for the Third Circuit released a split decision rejecting much of the Commission’s 2003 decision on media ownership regulations. While affirming the FCC in certain respects, the Third Circuit found fault with the Commission’s proposed new limits on media combinations, remanded them to the agency for further proceedings and extended a stay on the implementation of the new rules that it had imposed in September 2003. In January 2005, several parties filed petitions for Supreme Court review of the Third Circuit’s decision, but the Supreme Court declined to review the decision. As a result, the restrictions in place prior to the FCC’s 2003 decision generally continue to govern media transactions, pending completion of the agency proceedings on remand and/or further judicial review.

     The discussion below reviews the changes contemplated in the FCC’s 2003 decision and the Third Circuit’s response to the revised ownership regulations that the Commission adopted.
     Local TV Ownership Rule: In its 2003 decision, the FCC relaxed the local television ownership regulation by eliminating its “eight voices” test, which barred co-ownership of two TV stations in a local market unless at least eight independently owned, full-power television stations, or “voices,” remained. The modified rule would have permitted a company to own two commercial television facilities (a “duopoly”) in any market with at least five such stations. In the largest markets—those with at least 18 television stations—a company would, for the first time, be permitted to own three TV stations. So-called “triopolies” would be available only in a handful of the nation’s largest markets. Under the new rules, both duopolies and triopolies would be subject to the agency’s “top four” limitation, meaning that no more than one of the co-owned stations could be ranked among the top four in audience ratings. The new rules would have allowed parties to seek waivers of the ‘top four” restriction in markets with 11 or fewer stations.
     The Third Circuit upheld the FCC’s decision to retain a prohibition of common ownership of more than one top-four ranked station in a given market. However, the Court remanded for further consideration the other numerical limits applicable to same-market TV station combinations, and the “eight voices” requirement of the pre-2003 rules therefore remains in effect.
     Cross-Media Limits: The newspaper/broadcast cross-ownership rule, originally adopted in 1975, generally prohibited one entity from owning both a commercial broadcast station and a daily newspaper in the same community. The old radio/television cross-ownership rule allowed a party to own one TV station (or two, if permitted under the television duopoly rule) and a varying number of radio stations within a single market, depending on the number of independently owned media voices that would remain post combination. The cross-media limits (“CMLs”) adopted in the Commission’s 2003 decision would have supplanted both rules with three different categories of restrictions based on the number of commercial and noncommercial television stations in the relevant locale. First, in markets with three or fewer TV stations, the FCC would have prohibited any cross-ownership among TV stations, radio stations, and daily newspapers. Second, in markets with between four and eight TV stations, the agency would have permitted one of the following three combinations:
•	one or more daily newspaper(s), one TV station, and up to 50 percent of the radio stations that would be permissible under the FCC’s separate local radio ownership limits for that community; or

•	one or more daily newspaper(s), and as many radio stations as could be owned pursuant to the local radio ownership limits; or

•	two TV stations (so long as ownership would be permissible under the duopoly rule) and as many radio stations as the local radio ownership limits would permit, but no daily newspapers.
Third, in local markets with nine or more TV stations, the Commission would have allowed any newspaper and broadcast cross-media combinations, so long as they complied with the local TV ownership rule and local radio ownership rule.
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
     This rule change sparked considerable controversy in Congress, eventually leading lawmakers to include a new limitation in an appropriations bill. On January 22, 2004, President Bush signed into law the Consolidated Appropriations Act of 2004. Section 629 of that legislation set the national TV ownership cap at 39 percent. The Third Circuit subsequently ruled that challenges before it to the national television ownership cap and UHF discount were moot.
     The FCC is expected to initiate proceedings to address the issues raised by the Third Circuit in 2006. Any new rules the FCC adopts would be subject to further judicial review.
     Attribution Rules. Under the FCC’s ownership rules, a direct or indirect purchaser of certain types of securities of the Company could violate FCC regulations if that purchaser owned or acquired an “attributable” interest in other media properties in the same areas as stations owned by the Company or in a manner otherwise prohibited by the FCC. Pursuant to FCC rules adopted in August 1999, as modified slightly on January 2001, the following relationships and interests generally are considered attributable for purposes of the agency’s broadcast ownership restrictions:
•	All officers and directors of a licensee and its direct or indirect parent(s);

•	Voting stock interests of at least five percent;

•	Stock interests of at least 20 percent, if the holder is a passive institutional investor (investment companies, banks, insurance companies);

•	Any equity interest in a limited partnership or limited liability company, unless properly “insulated” from management activities; and

•	Equity and/or debt interests which in the aggregate exceed 33 percent of a licensee’s total assets, if the interest holder supplies more than 15 percent of the station’s total weekly programming, or is a same-market broadcast company or daily newspaper publisher.

•	Time brokerage of a broadcast station by a same-market broadcast company.

•	Same market radio joint sales agreements (in addition, the Commission is considering making same-market television joint sales agreements attributable.)
     To the best of the Company’s knowledge, no officer, director or 5% stockholder of the Company currently holds an attributable interest in another television station, radio station or daily newspaper that is inconsistent with the FCC’s ownership rules and policies or with ownership by the Company of its stations.
     Alien Ownership Restrictions. The Communications Act restricts the ability of foreign entities or individuals to own or hold interests in broadcast licenses. Foreign governments, representatives of foreign governments, non-citizens, representatives of non-citizens, and corporations or partnerships organized under the laws of a foreign nation are barred from holding broadcast licenses. Non-citizens, collectively, may directly or indirectly own or vote up to 20% of the capital stock of a licensee. In addition, a broadcast license may not be granted to or held by any corporation that is controlled, directly or indirectly, by any other corporation more than 25% of whose capital stock is owned or voted by non-U.S. citizens if the FCC finds that the public interest will be served by the refusal or revocation of such license. The FCC has interpreted this provision of the Communications Act to require an affirmative public interest finding before a broadcast license may be granted to or held by any such corporation, and the FCC has made such an affirmative finding only in limited circumstances. The Company, which serves as a holding company for wholly-owned subsidiaries that are licensees for its stations, therefore may be restricted from having more than one-fourth of its stock owned or voted directly or indirectly by non-citizens, foreign governments, representatives of non-citizens or foreign governments, or foreign corporations.
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
     The Children’s Television Act of 1990 limits the permissible amount of commercial matter in children’s television programs and requires each television station to present educational and informational children’s programming. The FCC subsequently adopted stricter children’s programming requirements, including a requirement that television broadcasters provide a minimum of three hours of children’s educational programming per week. In addition, in September 2004, the FCC issued the first in what may be a series of “public interest” mandates relating to the implementation of digital television service (“DTV”) (which is discussed in detail below). Among other things, the Commission determined that the amount of children’s educational programming it would require a DTV broadcaster to air will increase proportionally with the number of free video programming streams broadcast simultaneously (or “multicast”) by the broadcaster. In addition, the FCC extended its existing limits on the duration and content of commercials aired during children’s programming to digital programming. The agency also established new restraints designed to address excessive “commercialization” of children’s fare on both analog and digital programming, including a ban on the airing of Internet addresses to web pages containing commercial content. In late 2005, certain advocacy groups and entertainment companies challenged these new rules in federal court. The groups thereafter reached an agreement on a recommendation to the FCC that, if adopted, would resolve their concerns with the FCC’s rules. The FCC has stated that it will seek public comment on the parties’ recommendation.
     In August 2003, then-FCC Chairman Michael Powell announced the opening of a proceeding to seek comment on a wide range of measures aimed at promoting “localism” in broadcasting. This initiative has resulted in the creation of a Localism Task Force to conduct studies to measure localism, organize a series of public hearings on localism around the country and offer recommendations to both the agency and Congress on how to promote localism in television and radio. In July 2004, the Commission released a wide-ranging Notice of Inquiry into broadcasters’ localism practices. The NOI asks whether additional regulation is necessary to ensure that licensees satisfy the programming needs and interests of their local audiences. Among other things, the Commission suggests imposing minimum requirements for the amount of time dedicated to local and national political programming. This proceeding remains pending, and the Company cannot predict its outcome.
     The FCC has stepped up its enforcement with respect to broadcast indecency issues over the past few years. In doing so, the Commission has explicitly stated its willingness to find licensees liable for repeated violations during a single program (which can lead to significantly increased fines) and issued warnings about possible license revocation proceedings for serious violations. The agency brought several significant indecency enforcement actions in 2004 and proposed a new rule requiring broadcasters to retain copies of their programming for a limited time, purportedly to facilitate investigation into and prosecution of indecency violations. That proposal remains pending. In addition, Congress is considering legislation that would increase the penalties for broadcasting indecent material.
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
     Cable and Satellite Transmission of Local Television Signals. The FCC has adopted various regulations to implement provisions of the Cable Television Consumer Protection and Competition Act of 1992, as amended by the 1996 Act, governing the relationship between broadcasters and cable operators. Among other matters, these regulations require cable systems to devote a specified portion of their channel capacity to the carriage of the signals of local television stations and permit TV stations to elect between “must carry rights” or a right to restrict or prevent cable systems from carrying the station’s signal without the station’s permission (“retransmission consent”). The Communications Act and FCC regulations also contain measures to facilitate competition among cable systems, telephone companies and other systems in the distribution of TV signals, video programming and other services. Each of the Company’s stations has elected “must carry” status on certain cable systems in its DMA. On other cable systems, the Company’s stations are in the process of negotiating or have entered into retransmission consent agreements. These elections and agreements will entitle the Company’s stations to carriage on those systems until at least December 31, 2008.
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
     As part of the rulemakings required under SHVIA, the FCC established a market-specific requirement for mandatory carriage of local television stations. Similar to the obligations applicable to cable systems, the rules require satellite operators to carry all local broadcast signals in those markets in which they choose to provide any local signal, beginning January 1, 2002. Stations in affected markets were required to select either must carry or retransmission consent rights by October 1, 2005. This election is effective from January 1, 2006 to December 31, 2008. Further, under SHVIA, those broadcasters selecting retransmission consent (as opposed to must carry rights) originally were required to meet certain “good faith” requirements in negotiating for carriage rights until 2006.
     Shortly before SHVIA expired on December 31, 2004, Congress passed the Satellite Home Viewer Extension and Reauthorization Act of 2004 (“SHVERA”), which extends the compulsory copyright license for carriage of distant signals through December 31, 2009 and addresses a variety of other issues related to the carriage of broadcast television signals on DBS systems. Specifically, SHVERA requires satellite carriers to phase out the carriage of distant signals in markets where they carry local broadcast signals. The statute also permits satellite carriers to deliver the distant signal of a network station to consumers in unserved digital households (also referred to as “digital white areas”), but only if the local station affiliated with that network misses the FCC’s deadlines for increasing its digital signal power (also discussed below). In addition, the law extends to DBS operators the obligation to negotiate in good faith with respect to retransmission consent arrangements. Previously, only broadcasters were subject to the good faith requirement, which was scheduled to sunset on December 31, 2005 but will now sunset on

December 31, 2009. In February 2005, the FCC adopted rules relating to station eligibility for satellite carriage and subscriber eligibility for receiving signals, and which stations are entitled to “significantly viewed” status. In March 2005, the FCC adopted rules for carriage elections, unified retransmission consent negotiation, and a requirement that satellite carriers notify local broadcasters concerning carriage of significantly viewed signals. The Company cannot predict the impact of DBS service upon the Company’s business. It has, however, entered into retransmission consent agreements with EchoStar and DirectTV for the retransmission of its television stations’ signals into the local markets that they serve. These agreements run through 2008.
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
     At the end of the DTV transition period, analog television transmissions will cease and DTV channels will be reassigned to a smaller segment of the broadcasting spectrum comprising channels 2-51. Congress has set February 17, 2009 as the “hard date” by which television broadcasters must cease analog broadcasts and surrender their analog spectrum to the government.
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
     In September 2004, the FCC issued a decision in its second periodic review of the DTV transition, in which it revisited several of the issues addressed in 2001 and considered a number of new matters. Among other things, the decision:
•	Set deadlines by which broadcasters operating with minimal (e.g., reduced power) DTV facilities must either provide DTV service to their full authorized coverage areas or else lose interference protection to the unserved areas. For top 4 network affiliated stations in the top 100 markets, the deadline was July 1, 2005; for all remaining commercial and non-commercial stations, the deadline is July 1, 2006.

•	Established a multi-step process by which broadcasters may select their post-transition DTV channel within the core DTV spectrum (Channels 2-51); this process began in November 2004, with a goal of having all channel assignments finalized by the end of 2006.
     The FCC will continue to review the progress of DTV periodically and make adjustments to the transition schedule, as necessary.
     In January 2001, the FCC issued a preliminary decision regarding the carriage (“must carry”) rights of digital television broadcasters on local cable and certain DBS systems. The FCC determined the following:

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
     In February 2005, the Commission (1) affirmed its prior tentative conclusion not to accord broadcasters the right to simultaneous carriage of broadcasters’ analog and digital signals; and (2) affirmed its prior determination that cable operators need not carry more than a single digital programming stream from any particular broadcaster.
     Several parties filed petitions for reconsideration of various parts of the FCC’s DTV must carry decisions. Some of those petitions remain pending before the Commission and the Company cannot predict what changes, if any, the FCC will make to its DTV must carry rules on reconsideration.
     In addition, because it determined that the lack of DTV receiver capability in television sets was delaying the transition, the FCC has adopted a plan to phase in the inclusion of digital tuning and decoding devices in television sets. Specifically, the decision requires all new television sets and TV interface devices (VCRs, etc.) to include the capability of tuning and decoding over-the-air digital signals by 2007.
     Another major concern for the DTV transition involves the technical standards needed to ensure that digital television sets can connect to cable systems. On September 10, 2003, the FCC adopted “plug-and-play” rules for cable adaptability. Under these rules, consumers will be able to plug their cable directly into their digital televisions, without the need for a set-top box. These rules cover one-way programming only; the cable and electronics industries are working toward an agreement on two-way “plug-and-play” standards that would eliminate the need for set-top boxes for advanced services such as video on demand, impulse pay-per-view and cable operator-enhanced electronic programming guides. The Company cannot predict the outcome of those negotiations.
     On November 4, 2003, the Commission adopted protection against unauthorized copying and distribution of digital television programming in the form of a “broadcast flag.” A broadcast flag is a digital code that can be embedded into a digital broadcasting stream. This would have allowed a broadcaster, at its discretion, to prevent mass distribution of its digital signal over the Internet, without affecting consumers’ ability to make digital copies. On May 6, 2005, however, the United States Court of Appeals for the D.C. Circuit struck down the FCC’s broadcast flag requirements as beyond the agency’s statutory authority.
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

     In November 2005, moreover, the FCC modified its rules to require all digital television broadcasters to participate in the Emergency Alert System.
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
     In addition, as discussed above, in September 2004, the FCC issued an order specifically addressing the children’s programming obligations of DTV broadcast licensees. Still under consideration in a proceeding initially launched during the Clinton Administration are such issues as whether a licensee’s public interest obligations attach to the DTV channel as a whole or to each program stream offered by the licensee; whether broadcasters should be required to report their public interest programming and activities on a quarterly basis; whether the Commission should establish more specific minimum public interest requirements for broadcasters; and how broadcasters could improve candidate access to television. The Company cannot predict the outcomes of these proceedings.
     As of the date of filing this Annual Report, the Company was in compliance with the FCC’s digital broadcasting requirements at all of its stations.
Employees
     As of March 3, 2006, the Company had 2,113 full-time employees, of which 2,089 were employees of the Company’s broadcast operations and 24 were corporate and administrative personnel. The Company has 185 full time employees and 37 part time employees that are represented by unions. The Company believes that its relations with its employees are satisfactory.
Available Information
     The Company’s Internet address is http://www.gray.tv. We make the following reports filed with the Securities and Exchange Commission (the “SEC”) available, free of charge, on our website under the heading “SEC Filings”:
•	Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to the foregoing reports filed or furnished pursuant to Section 13 (a) or 15 (d) of the Exchange Act;

•	Our proxy statements; and

•	Initial Statements of Beneficial Ownership of Securities on Form 3, Statements of Changes in Beneficial Ownership on Form 4 and Annual Statements of Beneficial Ownership on Form 5, in each case as filed by certain of our officers, directors and large stockholders pursuant to Section 16 of the Exchange Act.
     These filings are also available at the SEC’s website located at http://www.sec.gov. The public may read and copy any materials filed with the SEC at the SEC’s public reference room at 100 F Street, N.E., Washington, DC 20549. The public may obtain information on the Company from the SEC’s public reference room by calling the SEC at 1-800-SEC-0330.
     The foregoing reports are made available on the Company’s website as soon as practicable after they are filed with, or furnished to, the SEC. The information found on our web site is not part of this or any other report we file with or furnish to the SEC.
     The Company has adopted a Code of Ethics that applies to all of its directors, executive officers and employees. The Code is available on the Company’s website at http://www.gray.tv under the heading of Corporate Governance. If any waivers of the Code are granted, the waivers will be disclosed in a SEC filing on Form 8-K. The Company has also filed the Code as an exhibit to the Annual Report filed on Form 10-K for the year ended December 31, 2004 and is incorporated by reference to this report.
     The Company’s website also includes the Company’s Corporate Governance Principles, as well as the Charter of the Audit Committee, the Nominating and Corporate Governance Committee and the Compensation Committee.
     All such information is also available to any shareholder upon request by telephone at (229) 888-9378.
Certification with the New York Stock Exchange
     On May 27, 2005, the Company’s Chief Executive Officer filed with the New York Stock Exchange the annual written affirmation certifying the Company’s compliance with the New York Stock Exchange’s corporate governance listing standards as required by Listed Company Manual Rule 303A.12.
     The certifications of the Company’s Chairman and Chief Executive Officer and the Company’s Senior Vice President and Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.

Item 1A. Risk Factors.
Risks Related to Our Business
We depend on advertising revenues, which fluctuate as a result of a number of factors and also experience seasonal fluctuations.
     Our main source of revenue is sales of advertising time and space. Our ability to sell advertising time and space depends on:
•	the health of the economy in the areas where our stations are located and in the nation as a whole;

•	the popularity of our programming;

•	changes in the makeup of the population in the areas where our stations are located;

•	pricing fluctuations in local and national advertising;

•	the activities of our competitors, including increased competition from other forms of advertising based mediums, particularly network, cable television, direct satellite television and the Internet;

•	the outbreak and duration of hostilities or the occurrence of terrorist attacks and the duration and extent of network preemption of regularly scheduled programming and decisions by advertisers to withdraw or delay planned advertising expenditures as a result of military action or terrorist attacks; and

•	other factors that may be beyond our control.
For example, a labor dispute or other disruption at a major national advertiser, or a recession in a particular market, would make it more difficult to sell advertising time and space and could reduce our revenue.
     In addition, our results are subject to seasonal fluctuations, which typically result in second and fourth quarter broadcast operating income being greater than first and third quarter broadcast operating income. This seasonality is primarily attributable to increased expenditures by advertisers in the spring and in anticipation of holiday season spending and an increase in viewership during this period. Furthermore, revenues from political advertising are significantly higher in even-numbered years.
Our flexibility is limited by the terms of our senior secured credit facilities.
          Our senior secured credit facility prevents us from taking certain actions and require us to meet certain tests. These limitations and tests include, without limitation, the following:
•	limitations on liens;

•	limitations on additional debt;

•	limitations on dividends and distributions;

•	limitations on management and consulting fees;

•	limitations on stock repurchases;

•	limitations on transactions with affiliates;

•	limitations on guarantees;

•	limitations on asset sales;

•	limitations on sale-leaseback transactions;

•	limitations on acquisitions;

•	limitations on changes in our business;

•	limitations on mergers and other corporate reorganizations;

•	limitations on loans, investments and advances, including investments in joint ventures and foreign subsidiaries;

•	financial ratio and condition tests; and

•	increases in our cost of borrowings or inability or unavailability of additional debt or equity capital.
     These restrictions and tests may prevent us from taking action that could increase the value of our securities, or may require actions that decrease the value of our securities. In addition, we may fail to meet the tests and thereby default under such senior secured credit facility (particularly if the industry continues to soften and thereby reduce our advertising revenues). If we default on our obligations, creditors could require immediate payment of the obligations or foreclose on collateral. If this happened, we could be forced to sell assets or take other action that would reduce the value of our securities.
Servicing our debt will require a significant amount of cash, and our ability to generate sufficient cash depends on many factors, some of which are beyond our control.
     Our ability to service our debt depends on our ability to generate significant cash flow in the future. This, to some extent, is subject to general economic, financial, competitive, legislative and regulatory factors as well as other factors that are beyond our control. We cannot assure you that our business will generate cash flow from operations, or that future borrowings will be available to us under our senior secured credit facility, or otherwise, in an amount sufficient to enable us to pay our debt or to fund other liquidity needs. If we are not able to generate sufficient cash flow to service our debt obligations, we may need to refinance or restructure our debt, sell assets, reduce or delay capital investments, or seek to raise additional capital. Additional debt or equity financing may not be available in sufficient amounts or on terms acceptable to us, or at all. If we are unable to implement one or more of these alternatives, we may not be able to service our debt obligations.
We may be required to take an impairment charge on our goodwill and FCC licenses, which may have a material effect on the value of our total assets.
     As of December 31, 2005 the book value of our FCC licenses was $1.023 billion and the book value of our goodwill was $222.4 million in comparison to total assets of $1.525 billion. Not less than annually, we are required to evaluate our goodwill and FCC licenses to determine if the estimated fair value of these intangible assets is less than book value. If the estimated fair value of these intangible assets is less than book value, we will be required to record a non-cash expense to write down the book value of the intangible asset to the estimated fair value. We cannot make any assurances that any required impairment charges will not have a material effect on our total assets.
We must purchase television programming in advance but cannot predict if a particular show will be popular enough to cover its cost.
     One of our most significant costs is television programming. If a particular program is not popular in relation to its costs, we may not be able to sell enough advertising time to cover the costs of the program. Since we purchase programming content from others, we also have little control over the costs of programming. We usually must purchase programming several years in advance, and may have to commit to purchase more than one year’s worth of programming. In addition, we may replace programs that are doing poorly before we have recaptured any significant portion of the costs we incurred, or fully expensed the costs for financial reporting purposes. Any of these factors could reduce our revenues or otherwise cause our costs to escalate relative to revenues.
We may lose a large amount of television programming if a network terminates its affiliation with us.
     Our business depends in large part on the success of our network affiliations. Each of our stations is affiliated with a major network pursuant to an affiliation agreement. Each affiliation agreement provides the affiliated station with the right to broadcast all programs transmitted by the network with which the station is affiliated. The NBC affiliation agreement for KKCO expires on July 30, 2006. Our other affiliation agreements expire between January 1, 2012 and December 31, 2014.
     If we do not enter into affiliation agreements to replace our expiring agreements, we may no longer be able to carry programming of the relevant network. This loss of programming would require us to obtain replacement programming, which may involve higher costs and which may not be as attractive to our target audiences. Furthermore, our concentration of CBS affiliates makes us sensitive to adverse changes in our business relationship with, and the general success of, CBS.
Network compensation is expected to decrease in future periods.
     Television station revenues are primarily derived from local, regional and national advertising and, to a much lesser extent, from network compensation. Cash payments are provided to us by networks in partial exchange for a substantial majority of the advertising time available for sale during the airing of network programs. Our network compensation has declined in recent years and will continue to decline in future years, reflecting an on-going phase-out by the networks of network compensation under our affiliation agreements.
Increases in cable viewership and advertising could result in a decrease in our advertising revenues.
     Cable-originated programming is a significant competitor for viewers of broadcast television programming. The advertising share of cable networks has increased as a result of the growth in cable penetration (the percentage of television households which are connected to a cable system). Increases in the advertising share of cable networks could result in a decrease in the advertising revenue at our television stations.
Competition from other broadcasters and other sources may cause our advertising sales to go down or our costs to go up.
     Competition in the television industry exists on several levels: competition for audience; competition for programming, including news; and competition for advertisers. Additional factors that are material to a television station’s competitive position include signal coverage and assigned frequency.
     Audience. Stations compete for audience based on program popularity, which has a direct effect on advertising rates. A substantial portion of the daily programming on each of our stations is supplied by the network affiliate. During those periods, the stations are totally dependent upon the performance of the network programs to attract viewers. There can be no assurance that this programming will achieve or maintain satisfactory viewership levels in the future. Non-network time periods are programmed by the station with a combination of self-produced news, public affairs and other entertainment programming, including news and syndicated programs purchased for cash, cash and barter, or barter only, and involve significant costs.

     In addition, the development of methods of television transmission of video programming other than over-the-air broadcasting and, in particular, cable television have significantly altered competition for audiences in the television industry. These other transmission methods can increase competition for a broadcasting station by bringing into its market distant broadcasting signals not otherwise available to the station’s audience and also by serving as a distribution system for non-broadcasting programming.
     Technological innovation and the resulting proliferation of programming alternatives, such as home entertainment systems, ‘‘wireless cable’’ services, satellite master antenna television systems, low power television stations, television translator stations, direct broadcast satellite, video distribution services, pay-per-view and the Internet, have fractionalized television viewing audiences and have subjected free over-the-air television broadcast stations to new types of competition.
     Programming. Competition for programming involves negotiating with national program distributors or syndicators that sell first-run and rerun packages of programming. Each station competes against the broadcast station competitors in its market for exclusive access to off-network reruns, such as Seinfeld, and first-run product, such as Oprah. Cable systems generally do not compete with local stations for programming, although various national cable networks from time to time have acquired programs that would have otherwise been offered to local television stations. Competition exists for exclusive news stories and features as well.
     Advertising. Advertising rates are based upon the size of the market in which the station operates, a station’s overall ratings, a program’s popularity among the viewers that an advertiser wishes to attract, the number of advertisers competing for the available time, the demographic makeup of the market served by the station, the availability of alternative advertising media in the market area, aggressive and knowledgeable sales forces and the development of projects, features and programs that tie advertiser messages to programming. Advertising revenues comprise the primary source of revenues for our stations. Our stations compete for advertising revenues with other television stations in their respective markets. The stations also compete for advertising revenues with other media, such as newspapers, radio stations, magazines, outdoor advertising, transit advertising, yellow page directories, direct mail, Internet and local cable systems. Competition for advertising dollars in the broadcasting industry occurs primarily within individual markets.
     Deregulation. Recent changes in law have also increased competition. The Telecommunications Act of 1996 created greater flexibility and removed some limits on station ownership. The prices for stations have risen as a result. Telephone, cable and some other content providers are also free to provide video services in competition with us. Other proposed legislation would relax existing prohibitions on the simultaneous ownership of telephone and cable businesses. As a result of these changes, new companies are able to enter our markets and compete with us.
     Future technology under development. Cable providers and direct broadcast satellite companies are developing new techniques that allow them to transmit more channels on their existing equipment. These so-called ‘‘video compression techniques’’ will reduce the cost of creating channels, and may lead to the division of the television industry into ever more specialized niche markets. Video compression is available to us as well, but competitors who target programming to such sharply defined markets may gain an advantage over us for television advertising revenues. Lowering the cost of creating channels may also encourage new competitors to enter our markets and compete with us for advertising revenue.
Materiality of a Single Advertising Category Could Adversely Affect Our Business
     We derive a material portion of our ad revenue from the automotive industry. For example, approximately 26% of total revenue came from the automotive category in 2005. If automotive-related advertising revenue decreases, or if revenue from another ad category that constitutes a material portion of our stations’ revenue in a particular period were to decrease, our business and operating results could be adversely affected.
The phased-in introduction of digital television will continue to require us to incur capital and operating costs and may expose us to increased competition.
     The conversion from analog to digital television services in the United States may have the following effects on us:
     Capital and operating costs. We will incur costs to replace equipment in our stations in order to provide digital television. Even with the flexible operating requirements, some of our stations will also incur increased utilities costs as a result of converting to digital operations. We cannot be certain we will be able to increase revenues to offset these additional costs.
     Conversion and programming costs. In addition to incurring costs to convert our stations from the current analog format to digital format, we also may incur additional costs to obtain programming for the additional channels made available by digital technology. Increased revenues from the additional channels may not make up for the conversion costs and additional programming expenses. Also, multiple channels programmed by other stations could increase competition in our markets.
We are subject to the ongoing internal control provisions of Section 404 of the Sarbanes-Oxley Act of 2002. Identification of material weaknesses in internal controls, if identified, could indicate a lack of proper controls to generate accurate financial statements.
     Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and related SEC rules, we are required to furnish a report of management’s assessment of the effectiveness of our internal controls as part of our Annual Report on Form 10-K. Our auditors are required to attest to and report on management’s assessment, as well as provide a separate opinion. To issue our report, we document our internal control design and the testing processes that supports our evaluation and conclusion, and then we test and evaluate the results. There can be no assurance, however, that we will be able to remediate material weaknesses, if any, that may be identified in future periods, or maintain all of the controls necessary for continued compliance. There likewise can be no assurance that we will be able to retain sufficient skilled finance and accounting personnel, especially in light of the increased demand for such personnel among publicly traded companies.
Pending litigation could adversely affect our ownership interest in Tarzian.
     Our equity investment in Tarzian represents shares which were originally held by the estate of Mary Tarzian, which we refer to as the Estate. Tarzian filed a complaint against the Estate claiming that Tarzian had a binding and enforceable contract to purchase these shares from the Estate. In addition, we were subject to a complaint filed by Tarzian claiming tortious interference with contract and seeking damages equal to the liquidation value of the shares. Although this case has been administratively closed, it is ongoing pending the final resolution of the litigation against the Estate. The Company believes it has meritorious defenses and intends to vigorously defend the lawsuit. Although the action has been adjudged on appeal in favor of the Estate, we cannot predict when the final resolution of this case, or the companion action against us for tortious interference, will occur.
Our inability to integrate acquisitions successfully would adversely affect us.
     We have acquired 33 television stations since January 1, 1994 and in the future we may make additional acquisitions. In order to integrate successfully the businesses we acquire we will need to coordinate the management and administrative functions and sales, marketing and development efforts of each company. Combining companies presents a number of challenges, including integrating the management of companies that may have different approaches to sales and service, and the integration of a number of geographically separated facilities. In addition, integrating acquisitions requires substantial management time and attention and may distract management from our day-to-day business. If we cannot successfully integrate the businesses we have acquired and any future acquisitions, our business and results of operations could be adversely affected.
Risks Related to Regulatory Matters
Federal regulation of the broadcasting industry limits our operating flexibility.
     The FCC regulates our business, just as it does all other companies in the broadcasting industry. We must request and obtain FCC approval whenever we need a new license, seek to renew or assign a license, purchase a new station or transfer the control of one of our subsidiaries that holds a license. Our FCC licenses are critical to our operations; we cannot operate without them. We cannot be certain that the FCC will renew these licenses in the future or approve new acquisitions.
     Federal legislation and FCC rules have changed significantly in recent years and can be expected to continue to change. These changes may limit our ability to conduct our business in ways that we believe would be advantageous and may therefore affect our operating results.
The FCC’s duopoly restrictions limit our ability to own and operate multiple television stations in the same market and our ability to own and operate a television station and newspaper in the same market.
     The FCC’s ownership rules generally prohibit us from owning or having ‘‘attributable interests’’ in television stations located in the same markets in which our stations are licensed. Accordingly, our ability to expand through acquisitions of additional stations in markets where we presently are operating is constrained by those rules. Under current FCC cross-ownership rules, we also are not allowed to own and operate a television station and a newspaper in the same market.
Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
     The Company’s principal executive offices are located at 4370 Peachtree Road, NE, Atlanta, Georgia, 30319. The Company’s administrative office is located at 126 North Washington St., Third Floor, Albany, Georgia, 31701.
     The types of properties required to support television stations include offices, studios, transmitter sites and antenna sites. A station’s studios are generally housed with its offices in business districts. The transmitter sites and antenna are generally located in elevated areas to provide optimal signal strength and coverage.
     The following table sets forth certain information regarding the Company’s television stations and related properties as of March 9, 2006.

	Owned	Approximate	Height(ft.)/	Lease
	or	Size	Analog	Expiration
Market Area, Station and Use	Leased	(sq. ft.)(a)	Power	Date

Knoxville, Tennessee, WVLT Office and studio	Owned	18,000		—
Transmission tower site	Leased	Tower space	1,078/316 kw	6/2028
Lexington, Kentucky, WKYT Office and studio	Owned	34,500
Transmission tower site	Owned		1,510/60 kw	—
Hazard, Kentucky, WYMT Office and studio	Owned	21,200	—	—
Transmission tower site	Leased		1,029/263 kw	6/2010
Transmitter buildings and improvements	Owned	816 and 864		—
Waco, Texas, KWTX Office and studio	Owned	34,000	—	—
Moody, Texas, KWTX Transmission tower site	Owned	856	1,679/209 kw	—
Killeen, Texas, KWTX Office Space	Leased	3,000		07/2006
Tower Relay	Owned		109	—
Bryan, Texas, KBTX Office and studio	Owned	13,000		—
Transmission tower	Owned		374
Grimes County, Texas, KBTX Transmission tower site	Leased	1,300	1,705/70 kw	03/2023
Calvert, Texas, KBTX Transmission Tower	Owned	80 and 96	252
Falls County, Texas, KBTX Transmission Tower	Owned	128	200
Beaver Crossing, Nebraska, KOLN Transmission tower site	Owned	120 acres	1,500/302 kw	—
Lincoln, Nebraska, KOLN Office and studio	Owned	28,044	400
Heartwell, Nebraska, KOLN Transmission Tower site	Owned	71	1,069/316 kw
Grand Island, Nebraska, KGIN Office and studio	Leased	3,616		12/2008
Transmission tower site	Owned	71	1,069/316kw

	Owned	Approximate	Height(ft.)/	Lease
	or	Size	Analog	Expiration
Market Area, Station and Use	Leased	(sq. ft.)(a)	Power	Date

Washington, North Carolina, WITN Office and studio	Owned	19,600	198	—
Greenville, North Carolina, WITN Office and studio	Leased	2,822	—	11/2006
Grifton, North Carolina, WITN Transmitter building	Owned	4,190	2,000	—
Transmission tower site	Leased	9 acres	316 kw	01/2029
Tallahassee, Florida, WCTV Office and studio	Owned	20,000		—
Transmission tower site	Leased	37 acres	400	12/2014
Tallahassee, Florida, WCTV Office and studio (Halstead Blvd)	Owned	29,000		—
Transmission tower site (27 site)	Owned	10 acres	900	—
Metcalf, Georgia, WCTV Transmission tower site	Owned	182 acres	2,000/96 kw	—
North Augusta, South Carolina, WRDW Office and studio	Owned	17,000	501/20 kw	—
Beech Island, South Carolina, WRDW Transmission tower site	Owned	143 acres	1,454/750 kw	—
			1,591/316 kw
Eau Claire, Wisconsin, WEAU Office and studio	Owned	16,116	961	—
Township of Fairchild, Wisconsin, WEAU	Owned
Transmitter building and transmission site	With easement	2,304	2,000/316 kw
Panama City, Florida, WJHG Office and studio	Owned	14,000	413	—
Youngstown, Florida, WJHG Transmission tower site	Owned	17 acres	867/316kw 52 kw	—
			digital
Sherman, Texas, KXII Office and studio	Owned	12,813	202	—
Madill, Oklahoma, KXII Transmission tower site	Owned	1,200	1,694/316 kw	—
Ardmore, Oklahoma, KXII Studio and offices	Owned	3,000	60
Paris, Texas, KXII Translator Tower	Owned	60	300/10 kw	—
Wichita-Hutchinson, Kansas, KAKE-TV Office and Studio	Owned	46,762	—	—
Tower/Transmitter site	Owned	2,176	1,079/316 kw	—
Colby, Kansas, KLBY-TV Tower/Transmitter site	Leased	1,000	768/100 kw	04/2007
Garden City, Kansas, KUPK-TV Office and Studio	Owned	1,831	—	—
Tower/Transmitter site	Owned	4,655	880/224 kw	—
Omaha, Nebraska, WOWT-TV Office and Studio	Owned	58,829	528/100 kw	—
Tower/Transmitter site	Owned	2,500	1,342/100 kw	—

	Owned	Approximate		Height(ft.)/	Lease
	or	Size		Analog	Expiration
Market Area, Station and Use	Leased	(sq. ft.)(a)		Power	Date

Madison, Wisconsin, WMTV-TV Office and Studio	Owned	16,485	(b)	—	—
Tower	Leased			1299/891 kw	5/2103
Transmitter site	Owned				—
South Bend, Indiana, WNDU-TV Office and studio building	Owned	39,800
Office and studio property	Leased	12.4 Acres
Transmission tower site	Owned	56 Acres		1,072/5000kw	2021
Colorado Springs-Pueblo, Colorado, KKTV Office and Studio	Owned	30,465		—	—
Tower/Transmitter site	Leased	800		350/234 kw	02/2059
Lansing, Michigan, WILX-TV Office and Studio	Owned	13,700		—	—
Tower/Transmitter site	Leased	5,000		994/309 kw	10/2008
Rockford, Illinois, WIFR-TV Office and Studio	Owned	15,858	(b)	—	—
Tower/Transmitter site	Owned			729/562 kw	—
Wausau-Rhinelander, WI WSAW-TV Office and Studio	Owned	24,400		—	—
Tower/Transmitter site	Leased	1,440		650/316 kw	08/2017
Translator Tower site – Sayner, WI	Owned	144		495/1kw	—
Topeka, Kansas, WIBW-TV Office and Studio	Owned	19,800		—	—
Tower/Transmitter site	Leased	2,338		1,249/316 kw	02/2062
Dothan, Alabama WTVY-TV Office and Studio	Leased	20,440		—	12/2010
Bonifay, FL WTVY-TV Tower/Transmitter site	Owned	2,500		1,880/100 kw	—
Harrisonburg, Virginia, WHSV-TV Office and Studio	Leased	18,000		—	04/2018	(c)
Tower/Transmitter site	Leased	2,016		337/8.32 kw	12/2001	(d)
Bowling Green, Kentucky, WBKO-TV Office and Studio	Owned	17,598		—	—
Tower/Transmitter site	Owned	1,175		603/316 kw	—
Meridian, Mississippi, WTOK-TV Office and Studio	Owned	34,061		—	—
Tower/Transmitter site	Owned	1,504		319/316 kw	—
Parkersburg, West Virginia, WTAP-TV Office and Studio	Owned	17,500		—	—
Tower/Transmitter site	Owned	3,600		460/216 kw	—
Reno, Nevada, KOLO-TV Office and studio	Owned	20,600		—	—
Transmission tower site	Leased			80/20kw	12/2030
Transmitter building and improvements	Owned	1018 and 864			—
Charlottesville, VA, WCAV-TV Office and Studio	Leased	8,900			04/2009
Transmission Tower / 2 Antennas	Leased	1,000		198/34.91 kw
				190/15.74 kw	04/2009
Antennae for WAHU FOX	Leased	2,500		210/50 kw	04/2009

	Owned	Approximate	Height(ft.)/	Lease
	or	Size	Analog	Expiration
Market Area, Station and Use	Leased	(sq. ft.)(a)	Power	Date

Grand Junction, CO, KKCO-TV Office and Studio	Leased	4,000		4/30/2006
Tower/Transmitter site	Leased		300/155kw	12/31/2006
Transmitter building and improvements	Owned	800
Charleston, WV, WSAZ Office and Studio – Charleston	Owned	6,468
Tower	Owned		180/1 kw
Huntington, WV, WSAZ Office and Studio	Owned	24,476
Tower	Owned		1061/42.7 kw
Tower	Owned		1061/724 kw
Moultrie, GA, WSWG Office	Owned	6,000
Office	Leased	170		10/2009
Transmission Tower	Leased		960/1.7 mw	10/2009

(a)	Approximate size is for building space only and does not include the land on which the facilities are located.

(b)	The tower/transmitter is located at and included within the size of the office and studio premises.

(c)	The Company has an option to purchase this property during the term of the lease. The purchase price is subject to adjustment depending upon the date the option is exercised.

(d)	The United States Department of Agriculture Forest Service granted us a Special Use Permit to occupy this land.

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
     On February 12, 1999, Tarzian filed suit in the United States District Court for the Southern District of Indiana against U.S. Trust Company of Florida Savings Bank as Personal Representative of the Estate, claiming that Tarzian had a binding and enforceable contract to purchase the Tarzian shares from the Estate. On February 3, 2003, the Court entered judgment on a jury verdict in favor of Tarzian for breach of contract and awarding Tarzian $4.0 million in damages. The Estate appealed the judgment and the Court’s rulings on certain post-trial motions, and Tarzian cross-appealed. On February 14, 2005, the U.S. Court of Appeals for the Seventh Circuit issued a decision concluding that no contract was ever created between Tarzian and the Estate, reversing the judgment of the District Court, and remanding the case to the District Court with instructions to enter judgment for the Estate. Tarzian’s petition for rehearing was denied by the Seventh Circuit Court of Appeals, and the U.S. Supreme Court denied Tarzian’s petition for certiorari. Tarzian also filed a motion for a new trial in the District Court based on the Estate’s alleged failure to produce certain documents in discovery. The District Court denied Tarzian’s motion, and on February 24, 2006, the Seventh Circuit Court of Appeals affirmed the District Court’s ruling. Tarzian has not petitioned for rehearing and has 90 days from the date of the Seventh Circuit’s opinion in which to petition the U.S. Supreme Court for certiorari. The Company cannot predict when the final resolution of this litigation will occur.

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
Item 4A. Executive Officers of the Registrant.
     Set forth below is certain information with respect to the executive officers of the Company as of March 8, 2006:
     J. Mack Robinson, age 82, has been our Chairman and Chief Executive Officer since September 2002. Prior to that, he was our President and Chief Executive Officer since 1996. He has served as one of our directors since 1993. He is the Chairman of the Executive Committee of our board of directors. Mr. Robinson is Chairman Emeritus of Triple Crown Media, Inc. since December 30, 2005 and previously served as Chairman of the Board of Bull Run Corporation from 1994 through 2005, Chairman of the Board and President of Delta Life Insurance Company and Delta Fire and Casualty Insurance Company since 1958, President of Atlantic American Corporation, an insurance holding company, from 1988 until 1995 and Chairman of the Board of Atlantic American Corporation since 1974. Mr. Robinson also serves as a director of the following companies: Bankers Fidelity Life Insurance Company, American Independent Life Insurance Company, Georgia Casualty & Surety Company, American Southern Insurance Company and American Safety Insurance Company. He is a director emeritus of Wachovia Corporation. Mr. Robinson is the husband of Mrs. Harriett J. Robinson and the father-in-law of Mr. Hilton H. Howell, Jr., both members of our board of directors.
     Hilton H. Howell, Jr., age 43, has been our Vice Chairman since September 2002. Prior to that, he was our Executive Vice President since September 2000. He has served as one of our directors since 1993. He is a member of the Executive Committee of our board of directors. He has served as President and Chief Executive Officer of Atlantic American Corporation, an insurance holding company, since 1995 and Executive Vice President from 1992 to 1995. He has been Executive Vice President and General Counsel of Delta Life Insurance Company and Delta Fire and Casualty Insurance Company since 1991, and Vice Chairman of Bankers Fidelity Life Insurance Company and Georgia Casualty & Surety Company since 1992. He is a director of Triple Crown Media, Inc. since December 30, 2005 and was previously a director, Vice President and Secretary of Bull Run Corporation, from 1994 through 2005. Mr. Howell also serves as a director of the following companies: Atlantic American Corporation, Bankers Fidelity Life Insurance Company, Delta Life Insurance Company, Delta Fire and Casualty Insurance Company, Georgia Casualty & Surety Company, American Southern Insurance Company, American Safety Insurance Company, Association Casualty Insurance Company and Association Risk Management General Agency. He is the son-in-law of Mr. J. Mack Robinson and Mrs. Harriett J. Robinson, both members of our board of directors.
     Robert S. Prather, Jr., age 61, has served as our President and Chief Operating Officer since September 2002. Prior to that, he served as our Executive Vice President — Acquisitions since 1996. He has served as one of our directors since 1993. He is a member of the Executive Committee of our board of directors. He has served as Chairman of Triple Crown Media, Inc. since December 30, 2005 and was previously a director, Vice President and Secretary of Bull Run Corporation, from 1994 through 2005. He serves as an advisory director of Swiss Army Brands, Inc., and serves on the Board of Trustees of the Georgia World Congress Center Authority and also serves as a member of the Board of Directors for Gabelli Asset Management and Victory Ventures, Inc.
     James C. Ryan, age 45, has served as our Senior Vice President and Chief Financial Officer since September 2002. Prior to that, he was our Vice President and Chief Financial Officer since October 1998.

He was the Chief Financial Officer of Busse Broadcasting Corporation from 1987 until it was acquired by the Company in 1998.
     Robert A. Beizer, age 66, has served as our Vice President for Law and Development and Secretary since 1996. From June 1994 to February 1996 he was of counsel to Venable, Baetjer, Howard & Civiletti, a law firm, in its regulatory and legislative practice group. From 1990 to 1994, Mr. Beizer was a partner in the law firm of Sidley & Austin and was head of their communications practice group in Washington, D.C. He is a past president of the Federal Communications Bar Association and has served as a member of the American Bar Association House of Delegates.

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

	Common Stock			Class A Common Stock
			Cash Dividends			Cash Dividends
			Declared Per			Declared Per
	High	Low	Share	High	Low	Share
2005:
First Quarter	$15.74	$13.61	$0.03	$14.00	$11.99	$0.03
Second Quarter	14.66	10.58	0.03	13.44	10.30	0.03
Third Quarter	13.59	10.10	0.03	12.22	9.80	0.03
Fourth Quarter	9.41	7.65	0.03	8.66	7.43	0.03

2004:
First Quarter	$16.22	$13.52	$0.03	$15.99	$13.42	$0.03
Second Quarter	16.19	13.62	0.03	14.98	12.10	0.03
Third Quarter	13.95	11.20	0.03	13.12	10.66	0.03
Fourth Quarter	15.74	12.00	0.15	14.41	10.90	0.15
     As of February 23, 2006, the Company had 43,051,781 outstanding shares of Common Stock held by approximately 2,026 stockholders and 5,753,020 outstanding shares of Class A Common Stock held by approximately 222 stockholders. The number of stockholders includes stockholders of record and individual participants in security position listings as furnished to the Company pursuant to Rule 17Ad-8 under the Exchange Act.
     The Company has paid a cash dividend on its Common Stock since its initial offering in 1996 and on its Class A Common Stock since 1967. The Company declared a special dividend of 12 cents per share in the fourth quarter of 2004. The Company’s Articles of Incorporation provide that each share of Common Stock is entitled to one vote and each share of Class A Common Stock is entitled to 10 votes. The Articles of Incorporation require that the Common Stock and the Class A Common Stock receive dividends on a pari passu basis. There can be no assurance of the Company’s ability to continue to pay any dividends on either class of common stock.
     The Company’s senior credit facility and its 9 1/4% Notes due 2011 each contain covenants that restrict the amount available to the Company to pay cash dividends on its capital stock. However, the Company does not believe that such covenants currently limit its ability to pay dividends at the recent quarterly rate of $0.03 per share. In addition to the foregoing, the declaration and payment of dividends on the Common Stock and the Class A Common Stock are subject to the discretion of the Board of Directors. Any future payments of dividends will depend on the earnings and financial position of the Company and such other factors as the Board of Directors deems relevant. See Note E. Long-term Debt to the Company’s audited consolidated financial statements included elsewhere herein for further discussion of restrictions on the Company’s ability to pay dividends.
Issuer Purchases of Equity Securities
     The following tables provide information about Gray’s repurchase of its common stock (ticker: GTN) and its class A common stock (ticker: GTN.A) during the quarter ended December 31, 2005.
Issuer Purchases of Common Stock and Class A Common Stock

					Maximum Number
				Total Number of	of Shares that
				Shares Purchased	May Yet Be
	NYSE	Total Number	Average	as Part of	Purchased Under
	Ticker	of Shares	Price Paid	Publicly	the Plans or
Period	Symbol	Purchased	per Share(1)	Announced Plans	Programs (2)
October 1, 2005 through	GTN	130,000	$10.01	130,000
October 31, 2005:	GTN.A	-0-	$00.00	-0-	1,712,400

November 1, 2005 through	GTN	-0-	$00.00	-0-
November 30, 2005:	GTN.A	-0-	$00.00	-0-	1,712,400

December 1, 2005 through	GTN	-0-	$00.00	-0-
December 31, 2005:	GTN.A	-0-	$00.00	-0-	1,712,400

Total		130,000	$10.01	130,000	1,712,400

(1)	Amount excludes standard brokerage commissions.

(2)	On November 3, 2004, the Company’s Board of Directors increased, from 2 million to 4 million, the aggregate number of shares of its Common Stock or Class A Common Stock authorized for repurchase. On March 3, 2004, Gray’s Board of Directors had previously authorized the repurchase, from time to time, of up to an aggregate of 2 million shares of the Company’s Common Stock or Class A Common Stock. As of December 31, 2005, 1,712,400 shares of the Company’s Common Stock and Class A Common Stock are available for repurchase under the increased limit of 4 million shares. There is no expiration date for this repurchase plan.
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

	Year Ended December 31,
	2005(2)	2004	2003	2002(1)	2001
	(in thousands except per share data)
Statements of Operations Data
Revenues (3)	$261,553	$293,273	$243,061	$146,714	$106,430
Operating income	60,861	100,415	62,543	43,354	9,089
Loss on early extinguishment of debt (4)	(6,543)	-0-	-0-	(16,838)	-0-
Income (loss) from continuing operations	4,604	36,517	7,538	(4,581)	(17,968)
Income (loss) from discontinued publishing and wireless operations, net of income tax of $3,253, $5,059, $5,672, $4,664, and $3,014, respectively (5)	(1,242)	7,768	6,486	(137)	(4,650)
Cumulative effect of accounting change, net of income tax benefit of $8,674 (6)	-0-	-0-	-0-	(19,223)	-0-
Net income (loss)	3,362	44,285	14,024	(23,941)	(13,318)
Net income (loss) available to common stockholders	(2,286)	41,013	10,737	(30,371)	(13,934)
Net income (loss) from continuing operations available to common stockholders per common share:
Basic	(0.02)	0.67	0.08	(0.50)	(1.19)
Diluted	(0.02)	0.66	0.08	(0.50)	(1.19)
Net income (loss) available to common stockholders per common share:
Basic	(0.05)	0.83	0.21	(1.37)	(0.89)
Diluted	(0.05)	0.82	0.21	(1.37)	(0.89)
Cash dividends per common share (7)	0.12	0.24	0.08	0.08	0.08

Balance Sheet Data (at end of period):
Total assets	$1,525,054	$1,374,466	$1,325,329	$1,332,048	$830,056
Long-term debt (including current portion)	792,509	655,905	655,846	658,096	551,258
Redeemable serial preferred stock	39,090	39,003	39,276	39,190	-0-
Total stockholders’ equity	380,996	378,237	362,775	373,366	142,196

(1)	Reflects the acquisitions of Gray MidAmerica Television, completed October 25, 2002 and KOLO-TV, completed December 18, 2002, as of their respective acquisition dates. For further information concerning these acquisitions, see Part 1, Item 1. Business included elsewhere herein.

(2)	Reflects the acquisitions of KKCO-TV on January 31, 2005, WSWG-TV on November 10, 2005 and WSAZ-TV on November 30, 2005 as of their respective acquisition dates. For further information concerning these acquisitions, see Part 1, Item 1. Business included elsewhere herein.

(3)	The Company’s revenues fluctuate significantly between years consistent with increased advertising expenditures associated with political election years.

(4)	The Company recorded in 2005 losses on early extinguishment of debt related to two amendments to its senior credit facility and the repurchase of a portion of its 9 1/4 % Senior Subordinated Notes, and recorded in 2002 a loss on early extinguishment of debt related to the amendment of its senior credit facility and the redemption of its 10 5/8% Senior Subordinated Notes due in 2006.

(5)	The Company completed (i) the contribution of all of its membership interests in Gray Publishing, LLC, which included its Gray Publishing and Graylink Wireless businesses and (ii) the spinoff of all the common stock to Gray’s shareholders on December 30, 2005. The selected financial information for all years presented reflect the reclassification of the results of operations of those businesses as discontinued operations, net of income tax. See Note B. Discontinued Operations to the Company’s audited consolidated financial statements included elsewhere herein.

(6)	Upon adoption of Statement of Financial Accounting Standard No.142 “Goodwill and Other Intangible Assets”, the Company recorded a non-cash charge of approximately $39.9 million ($26.6 million after income taxes) as a cumulative effect of accounting change. Of this amount, $12.0 million ($7.4 million, net of income tax) was related to discontinued operations and is included in the income (loss) from discontinued operations.

(7)	Cash dividends for 2004 include a Special Cash Dividend of 12 cents per share approved in the fourth quarter of 2004 and paid in the first quarter of 2005.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Executive Overview
Introduction
     The following analysis of the financial condition and results of operations of Gray Television, Inc. (the “Company”) should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included elsewhere herein.
Overview
     The operating revenues of the Company’s television stations are derived primarily from broadcast advertising revenues and, to a much lesser extent, from ancillary services such as production of commercials and tower rentals as well as compensation paid by the networks to the stations for broadcasting network programming.
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
     Most broadcast advertising contracts are short-term, and generally run only for a few weeks. Approximately 68% of the net revenues of the Company’s television stations for the year ended December 31, 2005, were generated from local advertising (including political advertising revenues), which is sold primarily by a station’s sales staff directly to local accounts, and the remainder represented primarily by national advertising, which is sold by a station’s national advertising sales representative. The stations generally pay commissions to advertising agencies on local, regional and national advertising and the stations also pay commissions to the national sales representative on national advertising.
     Broadcast advertising revenues are generally highest in the second and fourth quarters each year, due in part to increases in consumer advertising in the spring and retail advertising in the period leading up to and including the holiday season. In addition, broadcast advertising revenues are generally higher during even numbered years due to spending by political candidates, which spending typically is heaviest during the fourth quarter. Consistent with this trend the Company has not received significant political advertising revenue during the current year.
     The broadcasting operations’ primary operating expenses are employee compensation, related benefits and programming costs. In addition, the broadcasting operations incur overhead expenses, such as maintenance, supplies, insurance, rent and utilities. A large portion of the operating expenses of the broadcasting operations is fixed.
2005 Spinoff
     On December 30, 2005, the Company completed the spinoff of all of the outstanding stock of Triple Crown Media., Inc. (“TCM”). Immediately prior to the spinoff, the Company contributed all of the membership interests in Gray Publishing, LLC which owned and operated the Company’s Gray

Publishing and GrayLink Wireless businesses and certain other assets, to TCM. In the spinoff, each of the holders of our common stock received one share of TCM Common stock for every ten shares of our common stock and each holder of our Class A common stock received one share of TCM common stock for every ten shares of our Class A common stock. As part of the spinoff, the Company received an approximate $44 million cash distribution from TCM, which Gray used to reduce its outstanding indebtedness on December 30, 2005. TCM is now quoted on the Nasdaq National Market under the symbol “TCMI.” The financial position and results of operations of the publishing and wireless businesses are reported in the Company’s consolidated balance sheet and statement of operations as discontinued operations for all periods presented. Please refer to Note B. Discontinued Operations to the Company’s audited consolidated financial statements included elsewhere herein.
Recent Acquisition Activity
     On March 3, 2006, the Company completed the acquisition of the stock of Michiana Telecasting Corp., owner of WNDU-TV, the NBC affiliate in South Bend, Indiana, from the University of Notre Dame for $85 million in cash plus certain transaction fees. The Company financed this acquisition with borrowings under the Company’s senior credit facility.
     On November 30, 2005, the Company completed the acquisition of the assets of WSAZ-TV, Channel 3, the NBC affiliate serving the in Charleston-Huntington, West Virginia market, from Emmis Communications Corp for approximately $185.8 million. The Company used funds borrowed under its senior credit facility and a portion of its cash on hand to fund this acquisition.
     On November 10, 2005, the Company completed the acquisition of the assets of WVAG-TV, the UPN affiliate serving Albany, Georgia from P.D. Communications, LLC for approximately $3.75 million. The Company used a portion of its cash on hand to fund this acquisition. Subsequent to the acquisition the Company re-named the station WSWG-TV.
     On January 31, 2005, the Company completed the acquisition of KKCO-TV for approximately $13.5 million. KKCO-TV, Channel 11 serves the Grand Junction, Colorado television market and is an NBC affiliate. The Company used a portion of its cash on hand to fully fund this acquisition. Due to the acquisitions of WSAZ-TV, WSWG-TV and KKCO-TV occurring in 2005, the operating results of these stations are not reflected in the Company’s Consolidated Financial Statements as of and for the years ended December 31, 2004, and 2003 included elsewhere herein. The results for these stations are included in the results of operations for the year ended December 31, 2005 beginning on their acquisition dates.
     On August 17, 2004, the Company completed the acquisition of a FCC television license for WCAV-TV, Channel 19, in Charlottesville, Virginia from Charlottesville Broadcasting Corporation. Gray’s cost to acquire that FCC license was approximately $1 million. CBS, Inc. has agreed to a ten-year affiliation agreement to allow Gray to operate WCAV-TV as a CBS-affiliated station. Gray also has an FCC license to operate a low power television station, WVAW-TV, also in the Charlottesville, Virginia television market. The American Broadcasting Company has agreed to an affiliation agreement expiring December 31, 2013 to allow Gray to operate WVAW-TV as an ABC affiliate. Additionally during 2005 the Company also acquired an FCC license to operate another low power television license, WAHU-TV, also in the Charlottesville, Virginia television market. The Fox broadcast network has agreed to an affiliation agreement to allow the Company to operate WAHU-TV as a FOX affiliate. WCAV-TV and WVAW-TV began broadcasting in August 2004 and WAHU-TV’s license was acquired on July 1, 2005. Gray’s total cost to acquire and/or construct the combined broadcast facilities for these three stations was approximately $8.5 million.

Net Revenues
     Set forth below are the principal types of revenues earned by the Company’s broadcasting operations for the periods indicated and the percentage contribution of each to total revenues (dollars in thousands):

	Year Ended December 31,
	2005		2004		2003
	Amount	%	Amount	%	Amount	%
Net Revenues:
Local	$174,568	66.7%	$160,648	54.8%	$150,105	61.8%
National	70,825	27.1%	70,817	24.1%	70,798	29.1%
Network compensation	5,095	2.0%	9,951	3.4%	8,378	3.5%
Political	2,862	1.1%	41,706	14.2%	5,668	2.3%
Production and other	8,203	3.1%	10,151	3.5%	8,112	3.3%

	$261,553	100.0%	$293,273	100.0%	$243,061	100.0%

Results of Operations of the Company
Year Ended December 31, 2005 to Year Ended December 31, 2004
     Revenues. Total broadcasting revenues decreased 11% over the same period of the prior year to $261.6 million. Local broadcasting advertising revenues, increased 9% to $174.6 million from $160.6 million. Since January 1, 2004 the Company has launched UPN second channels in six of its existing television markets, built television station WCAV-TV in Charlottesville, VA which commenced broadcast operations in August, 2004, acquired television stations KKCO-TV, Grand Junction, CO on January 31, 2005, WSWG-TV, Albany GA on November 10, 2005 and WSAZ-TV, Charleston - Huntington, WV on November 30, 2005 and sold the Company’s satellite uplink operations on December 31, 2004. These transactions account for approximately one-third, or $5.0 million of the Company’s overall increase in local broadcasting advertising revenues. For the stations continuously operated since January 1, 2004 local broadcasting advertising revenues, excluding political advertising revenues increased 6% or $9.0 million due to increased demand for commercial time by local advertisers. National broadcasting advertising revenues of $70.8 million were consistent between the years ended December 31, 2005 and 2004. The transactions discussed above account for approximately $1.6 million of the total national broadcasting advertising. National advertising for the stations and second channels continuously operated since January 1, 2004 decreased approximately 2% or $1.6 million due to decreased demand for commercial time by national advertisers. Political advertising revenues decreased to $2.9 million from $41.7 million reflecting the cyclical influence of the 2004 Presidential election. In addition, in the 2004 period Gray recorded approximately $3.0 million of broadcast revenue associated with the broadcast of the 2004 Summer Olympics. There was no such similar Olympic broadcast in the current year. Network compensation revenue decreased 49% to $5.1 million from $10.0 million due to lower revenue from renewed network affiliation agreements. However, under the terms of the affiliation agreements, Gray’s cash payments received or receivable in excess of revenue recognized in accordance with generally accepted accounting principles approximated $2.8 million for the year ended December 31, 2005. In the same period of the prior year, the network compensation revenue and the related cash payments received or receivable were approximately equal in their respective amounts.
     Operating expenses. Broadcasting expenses, before depreciation, amortization and loss on disposal of assets increased 2% to $161.9 million from $158.3 million. For the stations continuously operated since January 1, 2004 broadcast expenses decreased approximately 1%, or $1.8 million. This decrease in existing broadcast expenses was due primarily to reduced payroll expenses, including station incentive bonus expense, reduced commissions to national sales representatives reflecting the lower political revenue discussed above and reduced legal and consulting services. The six new UPN second channels,

WCAV-TV and the newly acquired stations (KKCO-TV, WSWG-TV and WSAZ-TV) incurred approximately $8.5 million in operating expenses for the year ended December 31, 2005.
     Corporate and administrative expenses. Corporate and administrative expenses before depreciation, amortization and loss on disposal of assets decreased 1% to $11.5 million from $11.7 million in the year ended December 31, 2005 as compared to the same period in 2004.
     Depreciation. Depreciation of property and equipment totaled $24.5 million and $22.0 million for the years ended December 31, 2005 and 2004, respectively. The increase in depreciation was due to newly acquired equipment.
     Amortization of intangible assets. Amortization of intangible assets was $1.0 million for the year ended December 31, 2005, as compared to $920,000 for the year ended December 31, 2004. The increase in amortization expense was due to definite lived intangible assets that were acquired in 2005.
     Amortization of restricted stock awards. Amortization of restricted stock awards decreased 24% to $391,000 for the year ended December 31, 2005 compared to $512,000 for the year ended December 31, 2004. Amortization of restricted stock awards decreased due to the grant and complete amortization of a 10,000 share restricted stock award in 2004. The Company awarded 5,000 and 15,000 shares of restricted stock in 2005 and 2004 respectively. These shares were awarded to its board of directors and president.
     Loss on disposal of assets. A loss on disposal of assets of $1.4 million was recorded for the year ended December 31, 2005, as opposed to a gain on disposal of assets of $496,000 for the year ended December 31, 2004. These amounts reflect disposals of equipment during the respective periods.
     Miscellaneous income, net. Miscellaneous income, net decreased $421,000 to $558,000 in the year ended December 31, 2005 compared to $1.0 million in the year ended December 31, 2004. Included in miscellaneous income was interest income of $468,000 in the year ended December 31, 2005 and $818,000 in the year ended December 31, 2004. The majority of this interest income was received from interest on the Company’s cash and cash equivalents balances.
     Interest expense. Interest expense increased $4.5 million to $46.5 million in the year ended December 31 2005 compared to $42.0 million in the year ended December 31, 2004. This increase is primarily attributable to higher average interest rates in 2005 compared to 2004 and increases in amounts borrowed under the Company’s Senior Credit Facility to fund recent acquisitions. The total average debt balance was $670.0 million and $656.9 million for the years ended December 31, 2005 and 2004, respectively. The total average interest rates were 6.79% and 6.08% for the years ended December 31, 2005 and 2004, respectively.
     Loss on Early Extinguishment of Debt. Gray reported a loss on early extinguishment of debt in the amount of $6.5 million which related to four events: the repurchase by Gray of a portion of its 9 1/4% Notes, two amendments of Gray’s senior credit facility, first on June 28, 2005 and again on November 22, 2005, and other costs related to abandoned refinancing activities:
•	Gray repurchased $21.5 million, face amount, of its 9 1/4% Notes in the open market. Associated with this repurchase, Gray recorded a loss upon early extinguishment of debt of $2.6 million which included a premium of $2.0 million, the write off of unamortized deferred finance costs of $485,000 and an unaccreted discount of $74,000. Upon repurchase of Gray’s 9 1/4% Notes, Gray paid $749,000 in accrued interest.

•	On June 28, 2005, Gray amended its senior credit facility. Gray paid out approximately $1.6 million in cash for the amendment of the senior credit facility and of this amount $1.2 million was capitalized as deferred financing costs which will be amortized to interest expense over the remaining life of the agreement. The remaining $370,000 was reported as a loss on early extinguishment of debt. Furthermore, Gray wrote off deferred financing costs and recognized a loss on early extinguishment of debt in the amount of $1.8 million. The total loss on early extinguishment of debt related to the June 2005 amendment of the senior credit facility was $2.2 million.

•	On November 22, 2005, Gray amended its senior credit facility. Gray paid out approximately $5.6 million in cash for the amendment of the senior credit facility and of this amount $5.5 million was capitalized as deferred financing costs which will be amortized to interest expense over the remaining life of the agreement. The remaining $81,000 was reported as a loss on early extinguishment of debt. $873,000 of previously capitalized cost was also reported as a loss on early extinguishment of debt. The total loss on early extinguishment of debt related to the November 2005 amendment was $954,000.

•	During 2005 the Company incurred and subsequently wrote off approximately $817,000 in professional and other costs incurred to explore other means of refinancing portions of its indebtedness.
     Income tax expense. The effective tax rate increased to 44.7% for the year ended December 31, 2005 from 38.5% for the year ended December 31, 2004. Income tax expense for 2005 increased as a percentage of pre-tax income primarily as a result of higher income tax valuation allowances against state net operating loss carryforwards. See H. Income Taxes to the Company’s audited consolidated financial statements included herein for further discussions of this matter.
Year Ended December 31, 2004 to Year Ended December 31, 2003
     Revenues. Broadcasting revenues increased 21% over the same period of the prior year to $293.3 million. The increase in broadcasting revenues reflects increased political advertising revenues as well as increased non-political broadcasting advertising revenues. Political advertising revenues increased to $41.7 million from $5.7 million. Political advertising revenues for 2004 primarily reflect the cyclical influence of the 2004 Presidential election. Excluding political advertising revenues, local broadcasting advertising revenues increased 7% to $160.7 million from $150.1 million and national broadcasting advertising revenues remained at $70.8 million. We attribute the increases in non-political local broadcasting advertising revenues to improved economic conditions and broad based demand for commercial time by local advertisers in the markets in which we operate. We believe that commercial time used for political advertising limited, in part, the amount of commercial time available for sale by the Company to national advertisers during the year ended December 31, 2004.
     Operating expenses. Broadcast operating expenses for all stations, before depreciation and amortization, increased 9% to $158.3 million. Payroll expense, excluding incentive based compensation, increased $4.8 million due to an increase in the number of employees, annual salary increases for existing employees and employee benefit costs. The increase in the number of employees is primarily attributable to the commencement of broadcast operations at WCAV-TV, the Company’s new station located in Charlottesville, Virginia which began operations in August of 2004. Employee incentive based compensation increased $1.4 million as a result of increased revenues produced by the Company’s broadcast stations. Professional services increased $2.8 million including a $1.7 million increase in sales commissions paid to national sales representative firms which is attributable to the increase in political advertising in 2004.

     Corporate and administrative expenses. Corporate and administrative expenses, before depreciation and amortization, increased 38% to $11.7 million due primarily to increased employee payroll expense and other professional service expenses. Payroll expense, excluding incentive based compensation, increased approximately $249,000 due to the addition of certain staff, payroll increases and increased employee benefits for existing personnel. Employee incentive based compensation increased by approximately $1 million as a result of the improved operating results of the Company. The increase in professional fees is due primarily to increased accounting costs of approximately $1.0 million incurred in our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002.
     Depreciation. Depreciation of property and equipment totaled $22.0 million and $19.7 million for the years ended December 31, 2004 and 2003, respectively. The increase in depreciation was due to newly acquired equipment.
     Amortization of intangible assets. Amortization of intangible assets was $920,000 for the year ended December 31, 2004, as compared to $5.2 million for the same period of the prior year, a decrease of $4.3 million, or 82%. The decrease in amortization expense was due to certain definite lived intangible assets that were acquired in 2002, becoming fully amortized.
     Amortization of restricted stock awards. Amortization of restricted stock awards increased 13% to $512,000. Amortization of restricted stock awards increased due to the granting of additional restricted stock in the current year. The Company awarded 15,000 and 145,000 shares of restricted stock in 2004 and 2003, respectively. These shares were awarded to its board of directors and president.
     Gain on disposal of assets. A gain on disposal of assets of $496,000 was recorded for the year ended December 31, 2004, as opposed to a loss on disposal of assets of $1.0 million for the year ended December 31, 2003. These amounts reflect disposals of equipment during the respective periods.
     Miscellaneous income, net. Miscellaneous income, net increased to $1.0 million in the year ended December 31, 2004. Included in miscellaneous income for 2004 was interest income of $818,000. The majority of this interest income was received from interest on the Company’s cash and cash equivalents balances. The company recorded less interest income in the year ended December 31, 2003 due to lower cash balances
     Interest expense. Interest expense decreased $1.3 million to $42.0 million. This decrease is primarily attributable to lower average interest rates in 2004 compared to 2003. The total average debt balance was $656.9 million and $657.0 million for the years ended December 31, 2004 and 2003, respectively. The total average interest rates were 6.08% and 6.16% for the years ended December 31, 2004 and 2003, respectively.
     Income tax expense. The effective tax rate decreased to 38.5% from 60.7%. Income tax expense for 2003 included an additional $5.0 million in expense resulting from settlement of litigation with the IRS relating to the acquisition of certain television assets in 1996. See Note I. Income Taxes to the Company’s audited consolidated financial statements included herein for further discussions of this matter.

Liquidity and Capital Resources
General
     The following tables present certain data that the Company believes is helpful in evaluating the Company’s liquidity and capital resources (in thousands):

	Year Ended December 31,
	2005	2004
Net cash provided by operating activities	$50,482	$102,736
Net cash used in investing activities	(245,925)	(37,552)
Net cash provided by (used in) financing activities	154,192	(26,565)

Net increase (decrease) in cash and cash equivalents	$(41,251)	$38,619

	December 31,
	2005	2004
Cash and cash equivalents	$9,315	$50,566
Long-term debt including current portion	792,509	655,905
Redeemable serial preferred stock	39,090	39,003
Available credit under senior credit agreement	58,500	71,250
     The Company and its subsidiaries file a consolidated federal income tax return and such state or local tax returns as are required. Although the Company may earn taxable operating income, as of December 31, 2005 the Company anticipates that through the use of its available loss carryforwards it will not pay significant amounts of federal or state income taxes in the next several years.
     Management believes that current cash balances, cash flows from operations and available funds under its senior revolving credit facility will be adequate to provide for the Company’s capital expenditures, debt service, cash dividends and working capital requirements for the foreseeable future.
     The senior credit facility provides the Company with a $150 million term loan A facility; a $350 million term loan B facility; and a $100 million revolving credit facility. The credit facility also provides for up to $400 million in incremental credit facilities upon the consent of the lenders. In order to fund the pending acquisition of WNDU-TV the Company, in January 2006, requested and the lenders consented to provide $100.0 million under the incremental credit facility. The Company used these funds to complete the acquisition of WNDU-TV on March 3, 2006.
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

     Net cash provided by operating activities decreased $52.3 million. The decrease was primarily the result of a decrease in net income of $40.9 million from reduced political advertising in a non presidential election year. Significant adjustments to reconcile net income to net cash provided by operating activities included a decrease of $19.8 million in non – cash deferred taxes resulting from changes in timing differences between the Company’s reported income and the Company’s taxable income; an increase of $3.6 million for the non-cash write off of loan acquisition costs associated with two amendments to the Company’s senior credit facility and repurchase of a portion of the Company’s senior subordinated notes; an increase of a $3.2 million for the non-cash FCC license impairment expense to write down the value of the FCC license associated with the Company’s discontinued wireless communication business; and $2.4 million increase in deferred network compensation revenue
     Net cash used in investing activities increased $208.4 million to $245.9 million during the year ended December 31, 2005. The amount used increased primarily due to the Company’s use of $208.3 million to purchase KKCO-TV, WSWG-TV and WSAZ-TV and the FCC license for WAHU-TV. Cash used to purchase property plant and equipment totaled $37.2 million, $36.3 million and $22.3 million during the years ended December 31, 2005, 2004 and 2003 respectively. During the year ended December 31, 2003 the Company used $8.4 million to pay purchase obligations related to acquisitions in prior years.
     Net cash provided by financing activities was 154.2 million. Proceeds from borrowings on long term debt primarily to finance the Company’s acquisitions of television stations as well as for general operating purposes were $229.4 million in the year ended December 31, 2005. Partial repayments of Long term debt in 2005 totaled $93.0 million. The two amendments of the Company’s senior credit facility caused the company to incur in the year ended December 31, 2005 $7.2 million of bank, legal, accounting and other costs. Dividends paid in the year ended December 31, 2005 included $9.0 million in regular quarterly dividends on the Company’s common and preferred stocks as well as an additional $5.9 million common stock dividend which was declared in 2004 but not paid until 2005. The Company received a distribution from the spinoff of its publishing and wireless businesses received on December 30, 2005 in the amount of $44.0 million.
     During the year ended December 31, 2005, the Company purchased 12,800 shares of the Company’s Class A Common Stock and 528,400 shares of the Company’s Common Stock for a total of $7.0 million. During the year ended December 31, 2004, the Company purchased 65,000 shares of the Company’s Class A Common Stock and 1,681,400 shares of the Company’s Common Stock for a total of $22.4 million. Also during the year ended December 31, 2003, the Company purchased warrants for the purchase of 1,106,250 shares of the Company’s Class A Common Stock and 100,000 shares of the Company’s Common Stock. The total cost of the Common Stock and warrants was $22.5 million. The purchases of the stock and the warrants during 2004 and 2003 were funded from cash on hand.
Digital Television Conversion
     The FCC required that all commercial stations begin broadcasting a digital signal. The Company paid approximately $9.6 million and $11.8 million for digital transmission equipment capital expenditures for the years ending December 31, 2005 and 2004, respectively. The Company is in compliance with the FCC’s digital broadcasting requirements at all of its stations.
     In the future, the Company may increase the power output of its digital broadcast signals of certain stations. These enhancements will be phased in by July 2006 to meet certain FCC regulations. As of the date of filing this Annual Report, the Company estimates that it will pay $7.9 million for these capital expenditures to comply with this new FCC requirement during 2006.

Settlement of Internal Revenue Service Audit
     In January 2004, the Company settled its litigation with the IRS regarding the IRS’ audit of the Company’s 1996 and 1998 federal income tax returns. The settlement required no cash payments from the Company. The Company agreed in the settlement to forego certain claimed depreciation and amortization deductions relating to the 1996 through 1999 tax years, which in turn resulted in a reduction of the Company’s then federal income tax net operating loss carryforwards by approximately $16.3 million. During 2004 and as a result of the settlement, the Company collected a previously claimed federal tax cash refund for 1996 of approximately $1.1 million, plus statutory interest.
Retirement Plan
     The Company has an active defined benefit pension plan that it considers its primary pension plan and this plan covers substantially all full-time employees. Retirement benefits are based on years of service and the employees’ highest average compensation for five consecutive years during the last ten years of employment. The Company’s funding policy is consistent with the funding requirements of existing federal laws and regulations under the Employee Retirement Income Security Act of 1974.
     A discount rate is selected annually to measure the present value of the benefit obligations. In determining the selection of a discount rate, we estimated the timing and amounts of expected future benefit payments and applied a yield curve developed to reflect yields available on high-quality bonds. The yield curve is based on an externally published index specifically designed to meet the criteria of GAAP. The discount rate selected as of December 31, 2005, was 5.75% which reflects the results of this yield curve analysis and are unchanged from December 31, 2004. Our assumption regarding expected return on plan assets reflects asset allocations, investment strategy and the views of investment managers, as well as historical experience. We use an assumed return of 7.0% for our invested pension assets. Actual asset returns for these trusts were approximately 4.9% in 2004 and 5.2% in 2005. Other significant assumptions include inflation, salary growth, retirement rates, and mortality rates. Our inflation assumption is based on an evaluation of external market indicators. The salary growth assumptions reflect our long-term actual experience, the near-term outlook and assumed inflation. Compensation increases over the latest five year period have been in line with assumptions. Retirement and mortality rates are based on actual plan experience.
     Because the spinoff of the Company’s former publishing and wireless businesses resulted in a curtailment of benefits to those plan participants the Company anticipates that its pension expense will decrease from the $3.7 million recognized for the year ended December 31, 2005 to $3.3 million for the year ended December 31, 2006.
     During the years ended December 31, 2005 and 2004, the Company contributed $5.0 million and $1.8 million, respectively, to all three of its pension plans and anticipates making a contribution of $3.1 million in the year ended December 31, 2006.
     See Note J. Retirement Plans to the Company’s audited consolidated financial statements included elsewhere herein for further information concerning the Company’s retirement plans.
Off-Balance Sheet Arrangements
     The Company has various operating lease commitments for equipment, land and office space. The Company also has commitments for various syndicated television programs and for digital television (“DTV”) equipment.

     The Company has two types of syndicated television program contracts: first run programs and off network reruns. The first run programs are programs such as Oprah and the off network programs are programs such as Seinfeld. A difference between the two types of syndicated television programming is that the first run programs have not been produced at the time the contract is signed and the off network programs have been produced. The amounts for syndicated television programming in the table below are for contracts that are not recorded on the Company’s balance sheet as of December 31, 2005.
     Future minimum payments under operating leases with initial or remaining noncancelable lease terms in excess of one year, obligations for syndicated television programs as described above and commitments for DTV equipment that had been ordered but not yet been received are as follows (in thousands):

			Syndicated
	DTV	Operating	Television
Year	Equipment	Lease	Programming	Total
2006	$3,110	$1,348	$3,635	$8,093
2007	-0-	1,064	9,889	10,953
2008	-0-	865	9,011	9,876
2009	-0-	612	8,010	8,622
2010	-0-	416	6,329	6,745
Thereafter	-0-	765	3,198	3,963

	$3,110	$5,070	$40,072	$48,252

     The DTV equipment, operating lease and syndicated television programming amounts in the table above are estimates of commitments that are in addition to liabilities accrued for on the Company’s balance sheet as of December 31, 2005.
     Through a rights-sharing agreement with Host Communications, Inc. (“Host”), a wholly owned subsidiary of TCM and a related party, the Company participated jointly with Host in the marketing, selling and broadcasting of certain collegiate sporting events and in related programming, production and other associated activities related to the University of Kentucky. This initial agreement commenced April 1, 2000 and terminated April 15, 2005. The Company shared with Host the profit or loss from these activities. Individual revenues and expenses under this agreement were not separately recorded in the Company’s statement of operations; rather the net amount received was included in broadcasting revenues. The Company’s operating results for 2005, 2004 and 2003 include net income from these activities of $123,356, $101,475 and $104,396. As a result of the rights-sharing agreement, in certain circumstances, the Company could be called upon for payment of a share of certain upfront rights fees. During 2003, the Company paid $1.5 million to Host as an advance under this provision. No similar payments were made in 2004 or 2005. As of December 31, 2005, Host owed to the Company $1.0 million from the advance in 2003, $332,000 of undistributed earnings from this rights-sharing agreement as well as $310,000 unrelated to the first rights-sharing agreement for a total of $1.6 million. As of December 31, 2005 and 2004, the Company had $1.6 million and $1.4 million respectively, recorded as a related party receivable. Between January 1, 2006 and February 17, 2006, the Company received payments totaling $1.6 for full payment of this related party receivable. Certain executive officers and significant stockholders of Gray are also executive officers and significant stockholders of TCM.
     On October 12, 2004, the University of Kentucky jointly awarded a second sports marketing agreement to the Company and Host. The new agreement commenced on April 16, 2005 and has an initial term of seven years with the option to extend the license for three additional years. Aggregate license fees to be paid to the University of Kentucky over a full ten year term for the agreement will approximate $80.5 million. The Company and Host will share equally the cost of the license fees. Under the new sports marketing agreement, the Company paid $1.8 million to the University of Kentucky and recognized a loss of $137,000 during 2005.
Tabular Disclosure of Contractual Obligations as of December 31, 2005 (in thousands)

	Payment due by period
		Less than			More than
		1 Year	1-3 Years	3-5 Years	5 Years
Contractual Obligations	Total	(2006)	(2007-2008)	(2009-2010)	(after 2010)
Long-term debt obligations (1)	$793,320	$3,577	$14,756	$37,157	$737,830
Cash interest on long-term debt obligations (2)	333,718	54,419	108,015	105,298	65,986
Mandatorily redeemable serial preferred stock(3)	39,640	-0-	-0-	-0-	39,640
Cash dividends on mandatorily redeemable serial preferred stock(4)	20,783	3,171	6,477	6,738	4,397
Capital lease obligations (5)	15	11	4	-0-	-0-
Operating lease obligations (6)	5,070	1,348	1,929	1,028	765
Purchase obligations currently accrued (7)	5,356	4,423	933	-0-	-0-
Purchase obligations not currently accrued (8)	3,110	3,110	-0-	-0-	-0-
Programming obligations currently accrued (9)	11,351	10,391	856	78	26
Programming obligations not currently accrued (10)	40,072	3,635	18,900	14,339	3,198
Acquisition related liabilities(11)	5,960	4,033	745	731	451
Obligation to University of Kentucky (12)	76,092	7,326	15,702	15,401	37,663

Total	$1,334,487	$95,444	$168,317	$180,770	$889,956

(1)	“Long-term debt obligations” represent the current and all future payment obligations under long-term borrowings referenced in FASB Statement of Financial Accounting Standards No. 47 Disclosure of Long-Term Obligations, as may be modified or supplemented. This obligation consists primarily of obligations under the Company’s senior credit facility and the Company’s senior subordinated notes. These amounts are recorded as liabilities as of the current balance sheet date. As of December 31, 2005, the Company’s senior subordinated notes had a coupon of 9 1/4% and were priced at a discount to yield 9 3/8%. The weighted average interest rate on the balance outstanding under the senior credit facility at December 31, 2005 was 5.67%.

(2)	“Cash interest on long-term debt obligations” represents estimated interest expense on long-term debt obligations based upon the average debt balances expected in the future and computed using the average interest rates for the year ended December 31, 2005. As of December 31, 2005, the Company’s senior subordinated notes had a coupon of 9 1/4% and were priced at a discount to yield 93/8%. The weighted average interest rate on the balance outstanding under the senior credit facility at December 31, 2005 was 5.67%.

(3)	“Mandatorily redeemable serial preferred stock” represents the cash due to be paid upon the redemption of the Company’s redeemable serial preferred stock on April 22, 2012. This mandatorily redeemable serial preferred stock is convertible into the Company’s common stock.

Therefore it is not known if this preferred stock will be redeemed for cash or converted into the Company’s common stock.

(4)	“Cash dividends on mandatorily redeemable serial preferred stock” represents dividends on the Company’s mandatorily redeemable serial preferred stock payable at 8% through April 22, 2009 and at 8.5% from that date through April 22, 2012.

(5)	“Capital lease obligations” represent payment obligations under non-cancelable lease agreements classified as capital leases and disclosed pursuant to FASB Statement of Financial Accounting Standards No. 13 Accounting for Leases, as may be modified or supplemented. These amounts are recorded as liabilities as of the current balance sheet date.

(6)	“Operating lease obligations” represent payment obligations under non-cancelable lease agreements classified as operating leases and disclosed pursuant to FASB Statement of Financial Accounting Standards No. 13 Accounting for Leases, as may be modified or supplemented. These amounts are not recorded as liabilities as of the current balance sheet date.

(7)	“Purchase obligations currently accrued” generally represent payment obligations for DTV equipment. It is the Company’s policy to accrue for these obligations when the equipment is received and the vendor has completed the work required by the purchase agreement. These amounts are recorded as liabilities as of the current balance sheet date.

(8)	“Purchase obligations not currently accrued” generally represent payment obligations for DTV equipment. It is the Company’s policy to accrue for these obligations when the equipment is received and the vendor has completed the work required by the purchase agreement. These amounts are not recorded as liabilities as of the current balance sheet date.

(9)	“Programming obligations currently accrued” represent obligations for syndicated television programming whose license period has begun and the product is available. These amounts are recorded as liabilities as of the current balance sheet date.

(10)	“Programming obligations not currently accrued” represent obligations for syndicated television programming whose license period has not yet begun or the product is not yet available. These amounts are not recorded as liabilities as of the current balance sheet date.

(11)	“Acquisition related liabilities” represent certain obligations associated with acquisitions of television stations that were completed in prior years. These amounts are recorded as liabilities as of the current balance sheet date.

(12)	“Obligation to University of Kentucky” represents total obligations and excluding any potential revenues under a sports marketing agreement awarded jointly to the Company and Host Communications, Inc., a related party. Under this agreement, the Company and Host Communications, Inc. will share equally in all revenues and obligations under the agreement. These amounts are not recorded as liabilities as of the current balance sheet date. See Off-Balance Sheet Arrangements immediately preceding this table for additional information concerning this obligation.
     Estimates of the amount, timing and future funding obligations under the Company’s pension plans include assumptions concerning, among other things, actual and projected market performance of plan assets, investment yields, statutory requirements and demographic data for pension plan participants. Pension plan funding estimates are therefore not included in the table above because the timing and amounts of funding obligations for all future periods cannot be reasonably determined. The Company expects to contribute approximately $3.1 million in total to the Company’s plan and the acquired pension plans during the year ended December 31, 2006.
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
Valuation of FCC Licenses
     As of December 31, 2005 the book value of the Company’s Federal Communications Commission (the “FCC”) licenses and goodwill approximated $1.023 billion and $222.4 million respectively.
     Broadcast licenses of television stations acquired by the Company prior to January 1, 2002 were valued using a residual basis methodology (analogous to “goodwill”) where the excess of the purchase price over the fair value of all identified tangible and intangible assets was attributed to the broadcast license. This residual basis approach will generally produce higher valuations of FCC licenses when compared to applying an income method as discussed below. The Company’s book value for these FCC licenses approximated $471 million as of December 31, 2005.
     The Company values the broadcast licenses of any television station acquired after 2001 using an income approach. Under this approach, a broadcast license is valued based on analyzing the estimated after-tax discounted future cash flows of the station, assuming an initial hypothetical start-up operation maturing into an average performing station in a specific television market and giving consideration to other relevant factors such as the technical qualities of the broadcast license and the number of competing broadcast licenses within that market. This income approach will generally produce lower valuations of FCC licenses when compared to applying a residual method as discussed above. The Company’s book value for these FCC licenses approximated $552 million as of December 31, 2005.
     At the September 2004 meeting of the Emerging Issues Task Force (“EITF”), the SEC Observer clarified the SEC Staff’s position on the use of the residual method for valuation of acquired assets other than goodwill which is referred to as topic D-108. The SEC Staff believed that the residual method did not comply with the requirements of SFAS No. 141 when used to value certain intangible assets that arise from legal or contractual rights. Accordingly, the SEC Staff believed that the residual method should no longer be used to value intangible assets other than goodwill. Registrants were required to apply the income approach to such assets acquired in business combinations completed after September 29, 2004, and perform impairment tests using an income approach on all intangible assets that were previously valued using the residual method no later than the beginning of their first fiscal year beginning after December 15, 2004.
     Effective January 1, 2005, the Company adopted the provisions of this announcement and performed a valuation assessment of its FCC licenses using the income approach. The implementation of this pronouncement did not require the Company to record an impairment charge in the first quarter of 2005. However, applying the income approach to value FCC licenses originally valued using a residual method may place a greater possibility of future impairment charges on those FCC licenses due to the inherent “miss-match” of the fundamental assumptions between the current valuation method (a hypothetical start-up value) in comparison to the method utilized to first establish the initial value of the FCC license (a mature station’s residual enterprise value).

Annual Impairment Testing of FCC Licenses and Goodwill
     The annual impairment testing of FCC licenses and goodwill for each individual television station requires an estimation of the “fair value” of each FCC license and the fair value of the entire television station for evaluating goodwill. Such estimations generally rely on analysis of public and private comparative sales data as well as discounted cash flow analysis that inherently requires multiple assumptions relating to the future prospects of each individual television station including, but not limited to, the long term market growth characteristics, a station’s viewing audience, station revenue shares within a market, future operating expenses, costs of capital and appropriate discount rates. The company believes that the assumptions it utilizes in analyzing potential impairment of FCC licenses and/or goodwill for each of its television stations are reasonable individually and in the aggregate. However, these assumptions are highly subjective and changes in any one assumption, or a combination of assumptions, could produce significant differences in the calculated outcomes.
Valuation of Network Affiliation Agreements
     Some broadcast companies may use methods to value acquired network affiliations different than those that are used by the Company. These different methods may result in significant variances in the amount of purchase price allocated to these assets among broadcast companies.
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
     The Company ascribes no incremental value to the incumbent network affiliation relationship in a market beyond the cost of negotiating a new agreement with another network and the value of any terms of the affiliation agreement that were more favorable or unfavorable than those generally prevailing in the market. Instead, the Company believes that the value of a television station is derived primarily from the attributes of its broadcast license. These attributes have a significant impact on the audience for network programming in a local television market compared to the national viewing patterns of the same network programming.
     The Company has acquired a total of 18 television stations since 2002. The methodology the Company used to value these stations was based on the Company’s evaluation of the broadcast licenses acquired and the characteristics of the markets in which they operated. Given the Company’s assumptions and the specific attributes of the stations the Company acquired during 2002 through 2005, the Company ascribed no incremental value to the incumbent network affiliation relationship in each market beyond the cost of negotiating a new agreement with another network and the value of any terms of the affiliation agreement that were more favorable or unfavorable than those generally prevailing in the market.
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

     If the Company were to assign higher values to all of its network affiliations and less value to its broadcast licenses or goodwill and if it is further assumed that such higher values of the network affiliations are definite lived intangible assets, this reallocation of value might have a significant impact on the Company’s operating results. It should be noted that there is a diversity of practice and some broadcast companies have considered such network affiliation intangible asset to have a life ranging from 15 to 40 years depending on the specific assumptions utilized by those broadcast companies.
     The following table reflects the hypothetical impact of the hypothetical reassignment of value from broadcast licenses to network affiliations for all prior acquisitions of the Company (the first acquisition being in 1994) and the resulting increase in amortization expense assuming a hypothetical 15-year amortization period.

		Percentage of Total
		Value reassigned to
		Network
	As	Affiliation Agreements
	Reported	50%	25%
	(In thousands, except per share data)
Balance Sheet (As of December 31, 2005):
Broadcast licenses	$1,023,428	$673,348	$848,388
Other intangible assets, net (including network affiliation agreements)	3,658	353,738	178,698

Statement of Operations (For the year ended December 31, 2005):
Amortization of intangible assets	1,034	36,938	18,986
Operating income	60,861	24,957	42,909
Income (loss) from continuing operations	4,604	(17,298)	(6,347)
Net loss available to common stockholders	(2,286)	(24,188)	(13,237)
Net loss available to common stockholders per share, basic	$(0.05)	$(0.50)	$(0.27)
Net loss available to common stockholders per share, diluted	$(0.05)	$(0.50)	$(0.27)
     In future acquisitions, the valuation of the network affiliations may differ from the values of previous acquisitions due to the different characteristics of each station and the market in which it operates.
Income Taxes
     The Company has approximately $156.7 million in federal operating loss carryforwards, which expire during the years 2020 through 2023. Additionally, the Company has an aggregate of approximately $193 million of various state operating loss carryforwards. The utilization of a significant portion of the net operating losses is limited on an annual basis due to a change in ownership of both the Company and Gray MidAmerica Television. Management does not believe that these limitations will significantly impact the Company’s ability to utilize the federal net operating losses before they expire.
     A valuation allowance has been provided for a portion of the state net operating loss carryforwards. The Company believes there may be limitations on the utilization of certain state net operating losses due to the uncertainty of generating sufficient income in certain states. The valuation allowance at December 31, 2005 and 2004 was $4.6 million and $3.7 million, respectively.

Recent Accounting Pronouncements
     Accounting Changes and Corrections of Errors - In May 2005, the FASB issued Statement of Financial Accounting Standard No. 154, (“SFAS No. 154”), Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 20. SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS No. 154 is effective for the Company in the first quarter of 2006.
     Share-Based Payment — In December 2004, the FASB issued Statement of Financial Accounting Standard No. 123, (revised 2005), Share-Based Payment (“SFAS 123(R)”), that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123(R) eliminates the ability to account for share-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and generally would require instead that such transactions be accounted for using a fair-value-based method. Under SFAS 123(R) the Company must determine which fair-value-based model and transitional provision it will follow upon adoption. The options for transition methods as prescribed in SFAS 123(R) include either the modified prospective or the modified retrospective methods. The Company has selected the modified prospective method which requires that compensation expense be recorded for all unvested stock options and restricted stock as the requisite service is rendered beginning with the first quarter of adoption. SFAS 123(R) will be effective for the Company beginning in its first quarter of fiscal 2006. Although the Company will continue to evaluate the application of SFAS 123(R), based on unvested options and restricted stock outstanding at present, the Company expects that the expense for options and restricted stock will be between $750,000 and $800,000 for the year ended December 31, 2006. However, the actual expense recognized in the future will vary based upon the number of options and shares of restricted stock issued and their respective terms
Cautionary Statements for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act
     This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Annual Report, the words “believes,” “expects,” “anticipates,” “estimates” and similar words and expressions are generally intended to identify forward-looking statements. Statements that describe the Company’s future strategic plans, goals, or objectives are also forward-looking statements. Readers of this Annual Report are cautioned that any forward-looking statements, including those regarding the intent, belief or current expectations of the Company or management, are not guarantees of future performance, results or events and involve risks and uncertainties, and that actual results and events may differ materially from those in the forward-looking statements as a result of various factors including, but not limited to those listed in Item 1A. of this report and the other factors described from time to time in the Company’s filings with the Securities and Exchange Commission. The forward-looking statements included in this Annual Report are made only as of the date hereof. The Company undertakes no obligation to update such forward-looking statements to reflect subsequent events or circumstances.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
     Based on the Company’s floating rate debt outstanding at December 31, 2005, a 100 basis point increase in market interest rates would increase the Company’s interest expense and decrease the Company’s income before income taxes for the year by approximately $4.0 million.
     The fair market value of long-term fixed interest rate debt is also subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of the Company’s total long-term debt at December 31, 2005 was approximately $815.7 million, which was approximately $23.2 million more than its carrying value. A hypothetical 100 basis point decrease in the prevailing interest rates at December 31, 2005 would result in an increase in fair value of total long-term debt by approximately $2.6 million. Fair market values are determined from quoted market prices where available or based on estimates made by investment bankers.

Item 8. Financial Statements and Supplementary Data.

Management’s Report on Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005. Management has excluded WSWG-TV and WSAZ-TV from its assessment of internal control over financial reporting as of December 31, 2005 because they were acquired by the Company in purchase business combinations during the later portion of 2005. WSWG-TV and WSAZ-TV are wholly-owned television stations whose total assets and total revenues represent 13% and 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2005. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of
Gray Television, Inc.:
We have completed integrated audits of Gray Television, Inc.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedule
In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Gray Television, Inc. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal control over financial reporting
Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing herein, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal controls, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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
As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded WSWG-TV and WSAZ-TV from its assessment of internal control over financial reporting as of December 31, 2005 because they were acquired by the Company in purchase business combinations during 2005. We have also excluded WSWG-TV and WSAZ-TV from our audit of internal control over financial reporting. WSWG-TV and WSAZ-TV are wholly-owned television stations whose total assets and total revenues represent 13% and 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2005.
/s/PricewaterhouseCoopers LLP
Atlanta, Georgia
March 16, 2006

GRAY TELEVISION, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$9,315	$50,566
Trade accounts receivable, less allowance for doubtful accounts of $564 and $733, respectively	58,436	50,961
Current portion of program broadcast rights, net	8,548	7,679
Related party receivable	1,645	1,411
Current assets of discontinued operations	-0-	7,285
Deferred tax asset	1,091	997
Other current assets	2,149	2,007

Total current assets	81,184	120,906

Property and equipment:
Land	20,011	17,834
Buildings and improvements	35,903	30,807
Equipment	220,787	179,517

	276,701	228,158
Accumulated depreciation	(113,940)	(95,519)

	162,761	132,639

Deferred loan costs, net	13,954	12,101
Broadcast licenses	1,023,428	921,910
Goodwill	222,394	137,079
Other intangible assets, net	3,658	2,832
Investment in broadcasting company	13,599	13,599
Related party investment	1,682	-0-
Long term assets of discontinued operations	-0-	31,416
Other	2,394	1,984

Total assets	$1,525,054	$1,374,466

See accompanying notes.

GRAY TELEVISION, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands)

	December 31,
	2005	2004
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$4,803	$2,767
Employee compensation and benefits	9,567	11,279
Current portion of accrued pension costs	3,051	2,685
Accrued interest	4,463	4,233
Other accrued expenses	12,366	7,454
Dividends payable	-0-	5,871
Federal and state income taxes	1,833	1,063
Current portion of program broadcast obligations	10,391	9,225
Acquisition related liabilities	4,033	1,231
Deferred revenue	697	325
Current liabilities of discontinued operations	-0-	3,936
Current portion of long-term debt	3,577	3,823

Total current liabilities	54,781	53,892

Long-term debt, less current portion	788,932	652,082
Program broadcast obligations, less current portion	960	852
Deferred income taxes	253,341	242,390
Long-term liabilities of discontinued operations	-0-	1,748
Long-term deferred revenue	2,190	-0-
Other	4,764	6,262

Total liabilities	1,104,968	957,226

Commitments and contingencies (Note K.)

Redeemable Serial Preferred Stock, no par value; cumulative; convertible; designated 5 shares, issued and outstanding 4 shares ($39,640 aggregate liquidation value, respectively)	39,090	39,003

Stockholders’ equity:
Common Stock, no par value; authorized 100,000, respectively; issued 45,259 and 44,787 shares, respectively	441,533	402,162
Class A Common Stock, no par value; authorized 15,000 shares; issued 7,332 shares, respectively	15,282	11,037
Retained earnings (deficit)	(22,662)	11,669
Accumulated other comprehensive loss, net of income tax	(1,257)	(1,414)
Unearned compensation	(736)	(1,056)

	432,160	422,398

Treasury Stock at cost, Common, 2,222 and 1,693 shares, respectively	(28,766)	(21,934)
Treasury Stock at cost, Class A Common,1,579 and 1,566 shares, respectively	(22,398)	(22,227)

Total stockholders’ equity	380,996	378,237

Total liabilities and stockholders’ equity	$1,525,054	$1,374,466

See accompanying notes.

GRAY TELEVISION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except for per share data)

	Year Ended December 31,
	2005	2004	2003
Revenues (less agency commissions)	$261,553	$293,273	$243,061

Operating expenses:
Operating expenses before depreciation, amortization and (gain) loss on disposal of assets, net:	161,905	158,305	145,721
Corporate and administrative	11,505	11,662	8,460
Depreciation	24,456	21,955	19,697
Amortization of intangible assets	1,034	920	5,195
Amortization of restricted stock award	391	512	454
(Gain) loss on disposals of assets, net	1,401	(496)	991

	200,692	192,858	180,518

Operating income	60,861	100,415	62,543
Other income (expense):
Miscellaneous income (expense), net	558	979	(33)
Interest expense	(46,549)	(41,972)	(43,307)
Loss on early extinguishment of debt	(6,543)	-0-	-0-

Income from continuing operations before income taxes	8,327	59,422	19,203
Income tax expense	3,723	22,905	11,665

Income from continuing operations	4,604	36,517	7,538
Income (loss) from operations of discontinued publishing and wireless operations net of income tax expense of $3,253, $5,059, and $5,672, respectively	(1,242)	7,768	6,486

Net income	3,362	44,285	14,024
Preferred dividends (includes accretion of issuance cost of $87, respectively)	3,258	3,272	3,287
Deemed non-cash preferred stock dividend	2,390	-0-	-0-

Net income (loss) available to common stockholders	$(2,286)	$41,013	$10,737

Basic per share information:
Income (loss) from continuing operations available to common stockholders	$(0.02)	$0.67	$0.08
Income (loss) from discontinued operations, net of tax	(0.03)	0.16	0.13

Net income (loss) available to common stockholders	$(0.05)	$0.83	$0.21

Weighted average shares outstanding	48,649	49,643	50,111

Diluted per share information:
Income (loss) from continuing operations available to common stockholders	$(0.02)	$0.66	$0.08
Income (loss) from discontinued operations, net of tax	(0.03)	0.16	0.13

Net income (loss) available to common stockholders	$(0.05)	$0.82	$0.21

Weighted average shares outstanding	48,649	50,170	50,535
See accompanying notes.

GRAY TELEVISION, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(in thousands except for number of shares)

										Accumulated
	Class A				Retained	Class A		Common		Other
	Common Stock		Common Stock		Earnings	Treasury Stock		Treasury Stock		Comprehensive	Unearned
	Shares	Amount	Shares	Amount	(Deficit)	Shares	Amount	Shares	Amount	Income (Loss)	Compensation	Total

Balance at December 31, 2002	7,331,574	$15,969	43,435,704	$385,762	$(24,230)	(483,107)	$(4,135)	-0-	$-0-	$-0-	$-0-	$373,366
Net income	-0-	-0-	-0-	-0-	14,024	-0-	-0-	-0-	-0-	-0-	-0-	14,024
Unrealized loss on derivatives, net of income taxes	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	(126)	-0-	(126)

Comprehensive income												13,898
Common Stock cash dividends ($0.08) per share	-0-	-0-	-0-	-0-	(4,007)	-0-	-0-	-0-	-0-	-0-	-0-	(4,007)
Preferred Stock dividends	-0-	-0-	-0-	-0-	(3,287)	-0-	-0-	-0-	-0-	-0-	-0-	(3,287)
Issuance of Common Stock:
401(k) plan	-0-	-0-	172,096	1,899	-0-	-0-	-0-	-0-	-0-	-0-	-0-	1,899
Non-qualified stock plan	-0-	-0-	279,170	2,741	-0-	-0-	-0-	-0-	-0-	-0-	-0-	2,741
Directors’ stock plan	-0-	-0-	168	2	-0-	-0-	-0-	-0-	-0-	-0-	-0-	2
Directors’ restricted stock plan	-0-	-0-	45,000	439	-0-	-0-	-0-	-0-	-0-	-0-	(439)	-0-
Officer’s restricted stock plan	-0-	-0-	100,000	1,372	-0-	-0-	-0-	-0-	-0-	-0-	(1,372)	-0-
Amortization of unearned compensation	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	454	454
Cost of stock issuance	-0-	-0-	-0-	(195)	-0-	-0-	-0-	-0-	-0-	-0-	-0-	(195)
Purchase of Common Stock from related party	-0-	-0-	-0-	-0-	-0-	(1,017,647)	(17,380)	(11,750)	(200)	-0-	-0-	(17,580)
Purchase of warrants from related party	-0-	(4,932)	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	(4,932)
Income tax benefits relating to stock plans	-0-	-0-	-0-	416	-0-	-0-	-0-	-0-	-0-	-0-	-0-	416

Balance at December 31, 2003	7,331,574	$11,037	44,032,138	$392,436	$(17,500)	(1,500,754)	$(21,515)	(11,750)	$(200)	$(126)	$(1,357)	$362,775

     See accompanying notes.

GRAY TELEVISION, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (Continued)
(in thousands except for number of shares)

										Accumulated
	Class A				Retained	Class A		Common		Other
	Common Stock		Common Stock		Earnings	Treasury Stock		Treasury Stock		Comprehensive	Unearned
	Shares	Amount	Shares	Amount	(Deficit)	Shares	Amount	Shares	Amount	Income (Loss)	Compensation	Total

Balance at December 31, 2003 (continued)	7,331,574	$11,037	44,032,138	$392,436	$(17,500)	(1,500,754)	$(21,515)	(11,750)	$(200)	$(126)	$(1,357)	$362,775

Net income	-0-	-0-	-0-	-0-	44,285	-0-	-0-	-0-	-0-	-0-	-0-	44,285
Gain on derivatives, net of income taxes	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	126	-0-	126
Recognition of minimum pension liability, net of income taxes	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	(1,414)	-0-	(1,414)

Comprehensive income												42,997

Common Stock cash dividends ($0.12) per share	-0-	-0-	-0-	-0-	(5,973)	-0-	-0-	-0-	-0-	-0-	-0-	(5,973)
Common Stock special cash dividends ($0.12) per share	-0-	-0-	-0-	-0-	(5,871)	-0-	-0-	-0-	-0-	-0-	-0-	(5,871)
Preferred Stock dividends	-0-	-0-	-0-	-0-	(3,272)	-0-	-0-	-0-	-0-	-0-	-0-	(3,272)
Issuance of Common Stock:
401(k) plan	-0-	-0-	214,843	3,155	-0-	-0-	-0-	-0-	-0-	-0-	-0-	3,155
Non-qualified stock plan	-0-	-0-	524,585	5,540	-0-	-0-	-0-	-0-	-0-	-0-	-0-	5,540
Directors’ restricted stock plan	-0-	-0-	15,000	211	-0-	-0-	-0-	-0-	-0-	-0-	(211)	-0-
Amortization of unearned compensation	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	512	512
Purchase of Common Stock	-0-	-0-	-0-	-0-	-0-	(65,000)	(712)	(1,606,400)	(20,594)	-0-	-0-	(21,306)
Purchase of Common Stock from a director	-0-	-0-	-0-	-0-	-0-	-0-	-0-	(75,000)	(1,140)	-0-	-0-	(1,140)
Income tax benefits relating to stock plans	-0-	-0-	0-	820	-0-	-0-	-0-	-0-	-0-	-0-	-0-	820

Balance at December 31, 2004	7,331,574	$11,037	44,786,566	$402,162	$11,669	(1,565,754)	$(22,227)	(1,693,150)	$(21,934)	$(1,414)	$(1,056)	$378,237

See accompanying notes.

GRAY TELEVISION, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (Continued)
(in thousands except for number of shares)

										Accumulated
	Class A				Retained	Class A		Common		Other
	Common Stock		Common Stock		Earnings	Treasury Stock		Treasury Stock		Comprehensive	Unearned
	Shares	Amount	Shares	Amount	(Deficit)	Shares	Amount	Shares	Amount	Income (Loss)	Compensation	Total

Balance at December 31, 2004 (continued)	7,331,574	$11,037	44,786,566	$402,162	$11,669	(1,565,754)	$(22,227)	(1,693,150)	$(21,934)	$(1,414)	$(1,056)	$378,237

Net income	-0-	-0-	-0-	-0-	3,362	-0-	-0-	-0-	-0-	-0-	-0-	3,362
Recognition of minimum pension liability, net of income taxes	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	157	-0-	157

Comprehensive income												3,519
Spinoff of publishing and wireless businesses	-0-	4,245	-0-	31,758	(26,196)	-0-	-0-	-0-	-0-	-0-	-0-	9,807
Common Stock cash dividends ($0.12) per share	-0-	-0-	-0-	-0-	(5,849)	-0-	-0-	-0-	-0-	-0-	-0-	(5,849)
Preferred Stock dividends	-0-	-0-	-0-	-0-	(3,258)	-0-	-0-	-0-	-0-	-0-	-0-	(3,258)
Deemed non-cash preferred stock dividend	-0-	-0-	-0-	2,390	(2,390)	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Issuance of Common Stock:
401(k) plan	-0-	-0-	216,748	2,284	-0-	-0-	-0-	-0-	-0-	-0-	-0-	2,284
Non-qualified stock plan	-0-	-0-	250,230	2,448	-0-	-0-	-0-	-0-	-0-	-0-	-0-	2,448
Directors’ restricted stock plan	-0-	-0-	5,000	72	-0-	-0-	-0-	-0-	-0-	-0-	(72)	-0-
Amortization of unearned compensation	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	392	392
Purchase of Common Stock	-0-	-0-	-0-	-0-	-0-	(12,800)	(171)	(528,400)	(6,832)	-0-	-0-	(7,003)
Income tax benefits relating to stock plans	-0-	-0-	0-	419	-0-	-0-	-0-	-0-	-0-	-0-	-0-	419

Balance at December 31, 2005	7,331,574	$15,282	45,258,544	$441,533	$(22,662)	(1,578,554)	$(22,398)	(2,221,550)	$(28,766)	$(1,257)	$(736)	$380,996

See accompanying notes.

GRAY TELEVISION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2005	2004	2003
Operating activities
Net income	$3,362	$44,285	$14,024
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	26,090	23,656	21,715
Amortization of intangible assets	1,034	975	5,622
Amortization of deferred loan costs	1,709	1,831	1,796
Amortization of restricted stock award	391	512	454
Amortization of program broadcast rights	11,577	11,137	11,136
Payments on program broadcast obligations	(11,452)	(11,055)	(10,967)
Write off loan acquisition costs from early extinguishment of debt	3,638	-0-	-0-
FCC license impairment expense	3,206	-0-	-0-
Common Stock contributed to 401(K) Plan	2,284	2,559	2,495
Deferred income taxes	5,717	25,472	16,205
(Gain) loss on disposal of assets, net	1,265	(451)	1,155
Deferred revenue, network compensation	2,414	-0-	-0-
Other	339	99	109
Changes in operating assets and liabilities, net of business acquisitions:
Trade accounts receivable	(2,181)	(1,749)	(628)
Recoverable income taxes	-0-	18	216
Inventories	169	420	(343)
Other current assets	(242)	(167)	(184)
Trade accounts payable	1,363	893	(3,660)
Employee compensation, benefits and pension costs	(3,100)	3,079	561
Accrued expenses	2,295	70	(371)
Accrued interest	230	193	2,920
Income taxes payable	770	1,733	-0-
Deferred revenue other, including current portion	(396)	(774)	62

Net cash provided by operating activities	50,482	102,736	62,317

Investing activities
Acquisition of television businesses and licenses, net of cash acquired	(208,250)	(1,023)	(819)
Purchases of property and equipment	(37,161)	(36,295)	(22,306)
Proceeds from asset sales	2,223	1,392	435
Payments on purchase liabilities	(980)	(1,818)	(8,386)
Other	(1,757)	192	(1,920)

Net cash used in investing activities	(245,925)	(37,552)	(32,996)

Financing activities
Proceeds from borrowings on long-term debt	229,438	937	16,000
Repayments of borrowings on long-term debt	(92,970)	(1,079)	(18,491)
Deferred loan costs	(7,199)	(819)	(1,152)
Dividends paid, net of accreted preferred dividend	(14,892)	(9,158)	(7,207)
Income tax benefit relating to stock plans	419	820	416
Proceeds from issuance of Common Stock	2,448	5,540	2,658
Purchase of Common Stock	(7,004)	(21,306)	-0-
Purchase of Common Stock from related party	-0-	(1,140)	(17,581)
Purchase of Preferred Stock from related party	-0-	(360)	-0-
Purchase of warrants from related party	-0-	-0-	(4,932)
Distribution from spinoff of publishing and wireless businesses	43,952	-0-	-0-

Net cash provided by (used in) financing activities	154,192	(26,565)	(30,289)

Increase (decrease) in cash and cash equivalents	(41,251)	38,619	(968)
Cash and cash equivalents at beginning of year	50,566	11,947	12,915

Cash and cash equivalents at end of year	$9,315	$50,566	$11,947

See accompanying notes

GRAY TELEVISION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A. Description of Business and Summary of Significant Accounting Policies
Description of Business
     Gray Television, Inc. is a television broadcast company headquartered in Atlanta, Georgia. As of December 31, 2005 the Company operated 35 television stations serving 29 markets. Sixteen of the stations are affiliated with CBS Inc., or “CBS,” nine of the stations are affiliated with the National Broadcasting Company, Inc., or “NBC,” eight of the stations are affiliated with the American Broadcasting Company, or “ABC”, one station is affiliated with FOX Entertainment Group, Inc., or “FOX”, and one station has a dual affiliation with the United Paramount Network, Inc., or “UPN.” In addition, Gray currently operates eleven digital multi-cast television channels in nine of its existing markets, which are affiliated with either UPN, FOX or NBC. With sixteen CBS affiliated stations, the Company is the largest independent owner of CBS affiliates in the country. In addition to the stations described above, on March 3, 2006 the Company acquired WNDU-TV, an NBC affiliate in South Bend, Indiana. The Company’s operations consist of one reportable segment.
     On December 30, 2005, the Company completed the spinoff of all of the outstanding stock of Triple Crown Media., Inc. (“TCM”). Immediately prior to the spinoff, the Company contributed all of the membership interests in Gray Publishing, LLC which owned and operated the Company’s Gray Publishing and GrayLink Wireless businesses and certain other assets, to TCM. In the spinoff, each of the holders of our common stock received one share of TCM Common stock for every ten shares of our common stock and each holder of our Class A common stock received one share of TCM common stock for every ten shares of our Class A common stock. As part of the spinoff, the Company received an approximate $44 million cash distribution from TCM, which Gray used to reduce its outstanding indebtedness on December 30, 2005. TCM is now quoted on the Nasdaq National Market under the symbol “TCMI.” The financial position and results of operations of the publishing and wireless businesses are presented on a discontinued operations basis in the Company’s consolidated balance sheet and statement of operations for all periods presented. See Note B. Discontinued Operations for further discussion of the spinoff.
Principles of Consolidation
     The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.
Revenue Recognition
     Broadcasting advertising revenue is generated primarily from the sale of television advertising time. Broadcast network compensation is generated by payments from the broadcast networks to the Company. Advertising revenue is billed to the customer and recognized when the advertisement is aired. Broadcast network compensation is recognized on a straight-line basis over the life of the contract. Cash received which has not yet been recognized as revenue is presented as deferred revenue.

A. Description of Business and Summary of Significant Accounting Policies (Continued)
Barter Transactions
     The Company accounts for trade barter transactions involving the exchange of tangible goods or services with its customers. The revenue is recorded at the time the advertisement is broadcast and the expense is recorded at the time the goods or services are used. The revenue and expense associated with these transactions are based on the fair value of the assets or services received. Trade barter revenue and expense recognized by the Company for each of the years ended December 31, 2005, 2004 and 2003 is as follows (amounts in thousands):

	Year Ended December 31,
	2005	2004	2003
Trade barter revenue	$2,344	$2,562	$2,561
Trade barter expense	(2,191)	(2,437)	(2,375)

	$153	$125	$186

     In accordance with the Financial Accounting Standards Board’s (the “FASB”) Statement No. 63, Financial Reporting by Broadcasters, the Company does not account for barter revenue and related barter expense generated from network programming. Neither does the Company account for barter revenue and related barter expense generated from syndicated programming as such amounts are not material. Furthermore, any such barter revenue recognized would then require the recognition of an equal amount of barter expense. The recognition of these amounts would have no effect upon net income.
Advertising Expense
     The Company recorded advertising expense of $893,000, $921,000 and $766,000 for the years ended December 31, 2005, 2004 and 2003, respectively.
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
Allowance for Doubtful Accounts Receivable
     The Company records a provision for doubtful accounts based on a percentage of local revenue receivables that are over sixty days old and a percentage of national revenue receivables that are over ninety days old. The Company recorded expenses for this allowance of $387,000, $308,000 and $375,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

A. Description of Business and Summary of Significant Accounting Policies (Continued)
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
     The Company currently applies APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations in accounting for its stock option plans. Under APB 25, compensation expense is based on the difference, if any, on the date of grant, between the fair value of the Company’s stock and the exercise price. Had compensation expense related to the Company’s outstanding options been determined based on the fair value at the grant dates consistent with SFAS 123,

A. Description of Business and Summary of Significant Accounting Policies (Continued)
Stock-Based Compensation (Continued)
net income (loss) available to common stockholders and earnings per share would be as reflected below (in thousands, except per common share data):

	Year Ended December 31,
	2005	2004	2003
Net income (loss) available to common stockholders, as reported	$(2,286)	$41,013	$10,737
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	-0-	-0-	-0-
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(961)	(908)	(1,477)

Net income (loss) available to common stockholders, pro forma	$(3,247)	$40,105	$9,260

Net income (loss) available to common stockholders per share:
Basic, as reported	$(0.05)	$0.83	$0.21
Basic, pro forma	$(0.07)	$0.81	$0.18

Diluted, as reported	$(0.05)	$0.82	$0.21
Diluted, pro forma	$(0.07)	$0.80	$0.18
     The fair value for the options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2005, 2004 and 2003 respectively: risk-free interest rates of 3.81%, 3.53% and 3.14%; dividend yields of 0.86%, 0.90% and 0.71%; volatility factors of the expected market price of the Company’s common stock of 0.30, 0.30 and 0.30; and a weighted-average expected life of the options of 3.0, 3.4 and 4.1 years.
Accounting for Derivatives
     The Company may use swap agreements to convert a portion of its variable rate debt to a fixed rate basis, thus hedging against interest rate fluctuations. These hedging activities may be transacted with one or more highly-rated institutions, reducing the exposure to credit risk in the event of nonperformance by the counter-party.
     As of December 31, 2005, the Company is not engaged in any interest rate swap agreements. During 2003, the Company entered into four interest rate swap agreements which expired in November 2004. These agreements converted a combined notional amount of $50.0 million of floating rate debt under the senior credit facility to fixed rate debt. These swap agreements fixed the LIBOR component of the total interest rate charged on this portion of the Company’s debt at a weighted average fixed rate of 1.87%.
     For periods where the Company has entered into a swap agreement, the Company recognizes interest differentials from the interest rate swap agreements as adjustments to interest expense in the period they occur. The differential paid or received as interest rates change is accrued and recognized as an adjustment to interest expense. The amount payable to, or receivable from, counter-parties is included in liabilities or assets. The fair value of the swap agreements is recognized in the financial statements as an asset or liability depending on the circumstances.

A. Description of Business and Summary of Significant Accounting Policies (Continued)
Concentration of Credit Risk
     The Company provides advertising air-time to national and local advertisers within the geographic areas in which the Company operates. Credit is extended based on an evaluation of the customer’s financial condition, and generally advance payment is not required. Credit losses are provided for in the financial statements and consistently have been within management’s expectations.
     For the year ended December 31, 2005, approximately 26% and 12% of the Company’s broadcast revenue was obtained from advertising sales to automotive and restaurant customers, respectively. The Company experienced similar concentrations of revenue in the years ended December 31, 2004 and 2003. Although, the Company’s revenues could be affected by changes within these industries, this risk is in part mitigated by the diversity of companies from which these revenues are obtained. Furthermore, the Company’s large geographic operating area partially mitigates the effect upon the Company from regional economic changes.
     The Company’s cash and cash equivalents are held by a single major financial institution; however, risk of loss is mitigated by the size and the financial health of the institution.
Fair Value of Financial Instruments
     The estimated fair value of the Company’s long-term debt at December 31, 2005 and 2004 was $815.7 million and $694.5 million, respectively. Estimated fair market value of the 9 1/4% senior subordinated notes is based upon recent trading activity. The estimated fair market value of the senior credit facility approximates recorded value as a result of the facility’s market interest rate. Currently, the Company does not anticipate settlement of long-term debt at other than book value. However, if favorable market conditions exist, the Company may purchase a portion of its 9 1/4% senior subordinated notes in the open market. If so, these open market purchases could be at an amount greater than carrying value. The fair value of other financial instruments classified as current assets or liabilities approximates their carrying value.
Earnings Per Share
     Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding during the period. The weighted-average number of common shares outstanding does not include unvested restricted shares. These shares, although classified as issued and outstanding, are considered contingently returnable until the restrictions lapse and will not be included in the basic earnings per share calculation until the shares are vested. Diluted earnings per share is computed by giving effect to all dilutive potential common shares, including restricted stock and stock options. A reconciliation of the numerator and denominator used in the calculation of historical basic and diluted earnings per share follows (in thousands):

A. Description of Business and Summary of Significant Accounting Policies (Continued)
Earnings Per Share (Continued)

	Year Ended December 31,
	2005	2004	2003
Income from continuing operations	$4,604	$36,517	$7,538
Preferred dividends	3,258	3,272	3,287
Deemed non-cash preferred stock dividend	2,390	-0-	-0-

Income (loss) from continuing operations available to common stockholders	(1,044)	33,245	4,251
Income (loss) from discontinued operations, net of income tax	(1,242)	7,768	6,486

Net income (loss) available to common stockholders	$(2,286)	$41,013	$10,737

Weighted average shares outstanding — basic	48,649	49,643	50,111
Stock options, restricted stock and warrants	-0-	527	424

Weighted average shares outstanding — diluted	48,649	50,170	50,535

     For the years ended December 31, 2004 and 2003, the Company generated net income; therefore, common stock equivalents related to employee stock-based compensation plans, warrants and convertible preferred stock were included in the computation of diluted earnings per share to the extent that their exercise costs and conversion prices exceeded market value. For the year ended December 31, 2005 the Company reported a net loss available to common stockholders, therefore, common stock equivalents were not included because they were antidilutive. The number of antidilutive common stock equivalents excluded from diluted earnings per share for the respective periods are as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003
Antidilutive common stock equivalents excluded from diluted earnings per share	5,157	4,477	5,120
Investment in Broadcasting Company
     The Company has an investment in Sarkes Tarzian, Inc. (“Tarzian”) whose principal business is the ownership and operation of two television stations. The investment represents 33.5% of the total outstanding common stock of Tarzian (both in terms of the number of shares of common stock outstanding and in terms of voting rights), but such investment represents 73% of the equity of Tarzian for purposes of dividends if paid as well as distributions in the event of any liquidation, dissolution or other sale of Tarzian. This investment is accounted for under the cost method of accounting and reflected as a non-current asset. The Company has no commitment to fund operations of Tarzian and has neither representation on Tarzian’s board of directors nor any other influence over Tarzian’s management. The Company believes the cost method is appropriate to account for this investment given the existence of a single voting majority shareholder, the lack of management influence and litigation concerning the Tarzian shares. See Note K — Commitments and Contingencies for further discussion of the Tarzian investment.
Valuation and Impairment Testing of Intangible Assets
     Approximately $1.2 billion, or 82%, of the Company’s total assets as of December 31, 2005 consist of unamortized intangible assets, principally broadcast licenses and goodwill.

A. Description of Business and Summary of Significant Accounting Policies (Continued)
Valuation and Impairment Testing of Intangible Assets (Continued)
     The Company values the broadcast licenses of television stations using an income approach. Under this approach, a broadcast license is valued based on analyzing the estimated after-tax discounted future cash flows of the station, assuming an initial start-up operation maturing into an average performing station in a specific television market and giving consideration to other relevant factors such as the technical qualities of the broadcast license and the number of competing broadcast licenses within that market.
     For purposes of testing goodwill impairment, each of the Company’s individual television stations is a separate reporting unit. The Company reviews each television station acquired after January 1, 2002 for possible goodwill impairment by comparing the estimated market value of each respective reporting unit to the carrying value of that reporting unit’s net assets. If the estimated market values exceed the net assets, no goodwill impairment is deemed to exist. If the fair value of the reporting unit does not exceed the carrying value of that reporting unit’s net assets, the Company then performs, on a notional basis, a purchase price allocation applying the guidance of Statements of Financial Accounting Standards No. 141, Business Combinations (“SFAS 141”) by allocating the reporting unit’s fair value to the fair value of all tangible and identifiable intangible assets with residual fair value representing the implied fair value of goodwill of that reporting unit. The carrying value of goodwill for the reporting unit is written down to this implied value.
Related Party Transactions
     For the years ended December 31, 2005, 2004 and 2003, the Company made payments to Georgia Casualty and Surety Co. in the amounts of $288,000, $256,000 and $239,000, respectively, for insurance services provided. Mr. J. Mack Robinson, the Company’s Chairman and Chief Executive Officer has an ownership interest in Atlantic American Corporation, a publicly traded company, which is the parent company of Georgia Casualty and Surety Co.
Recent Accounting Pronouncements
     Accounting Changes and Corrections of Errors - In May 2005, the FASB issued Statement of Financial Accounting Standard No. 154, (“SFAS No. 154”), Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 20. SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS No. 154 is effective for the Company in the first quarter of 2006.
     Share-Based Payment — In December 2004, the FASB issued Statement of Financial Accounting Standard No. 123, (revised 2005), Share-Based Payment (“SFAS 123(R)”), that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123(R) eliminates the ability to account for share-based compensation transactions using the intrinsic value

A. Description of Business and Summary of Significant Accounting Policies (Continued)
Recent Accounting Pronouncements (Continued)
     method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and generally would require instead that such transactions be accounted for using a fair-value-based method. Under SFAS 123(R) the Company must determine which fair-value-based model and transitional provision it will follow upon adoption. The options for transition methods as prescribed in SFAS 123(R) include either the modified prospective or the modified retrospective methods. The Company has selected the modified prospective method which requires that compensation expense be recorded for all unvested stock options and restricted stock as the requisite service is rendered beginning with the first quarter of adoption. SFAS 123(R) will be effective for the Company beginning in its first quarter of fiscal 2006. Although the Company will continue to evaluate the application of SFAS 123(R), based on unvested options and restricted stock outstanding at present, the Company expects that the expense for options and restricted stock will be between $750,000 and $800,000 for the year ended December 31, 2006. However, the actual expense recognized in the future will vary based upon the number of options and shares of restricted stock issued and their respective terms
Changes in Classifications
     The classification of certain prior year amounts in the accompanying consolidated financial statements have been changed in order to conform to the current year presentation.
B. Discontinued Operations
     On December 30, 2005 the Company completed the spinoff of all of the outstanding stock of Triple Crown Media, Inc. (“TCM”). Immediately prior to the spinoff, the Company contributed all of the membership interests of Gray Publishing LLC, which owned and operated the Company’s Gray Publishing and GrayLink Wireless businesses and certain other assets to TCM. In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (“SFAS No. 144”) the balance sheet of the Company at December 31, 2005 no longer includes the assets and liabilities of those businesses. The Company’s statement of stockholder’s equity for the year ended December 31, 2005 records the related $26.2 million decrease in retained earnings reflecting the distribution of the net carrying amounts of those businesses to TCM. The statement of stockholder’s equity also records the $36.0 million distribution, net of tax, received from TCM, as a proportionate increase to the balances of the Company’s Common Stock and Class A Common Stock. The assets and liabilities of the former publishing and wireless businesses have been reclassified and are reported as current and non-current assets and liabilities of discontinued operations in the consolidated balance sheet as of December 31, 2004.
     The major classes of discontinued assets and liabilities included in the consolidated balance sheets as of the day of the spinoff, December 30, 2005 and at December 31, 2004 are as follows (in thousands):

	December 30,	December 31,
	2005	2004
Current assets from discontinued operations:
Accounts receivable	$6,291	$6,003
Inventories	932	1,101
Other current assets	300	181

Total	$7,523	$7,285

B. Discontinued Operations (Continued)

	December 30,	December 31,
	2005	2004
Non-current assets from discontinued operations:
Property, plant and equipment, net	$9,570	$9,570
Intangibles, net	17,579	21,609
Other non-current assets	246	237

Total	$27,395	$31,416

Current liabilities from discontinued operations:
Accounts payable and accrued expenses	$4,548	$1,875
Deferred revenue	1,922	2,061

Total	$6,470	$3,936

Non-current liabilities from discontinued operations:
Deferred income taxes	$1,512	$1,595
Other non-current liabilities	740	153

Total	$2,252	$1,748

     The Company has reclassified the former publishing and wireless revenues and expenses for the years ended December 31, 2005, 2004 and 2003 to discontinued operations, net of income tax in its consolidated statement of operations. The Company did not allocate interest on corporate indebtedness to discontinued operations. The Company has included its third party legal, accounting, professional, printing and other costs of the transactions related to the spinoff as a part of its discontinued operations, net of income tax, in the consolidated statement of operations for the year ended December 31, 2005. The following are the components of income from discontinued operations, net of tax for the years ended December 31, 2005, 2004 and 2003 respectively (in thousands):

	Year Ended December 31,
	2005	2004	2003
Operating revenues	$52,658	$51,928	$50,363
Operating expenses	39,708	37,335	35,619
Transaction costs	6,238	-0-	-0-
Depreciation	1,634	1,701	2,018
Amortization of intangible assets	-0-	55	427
Impairment of FCC license	3,206	-0-	-0-
(Gain) loss on disposal of assets, net	(136)	45	164

Operating income	2,008	12,792	12,135
Miscellaneous income, net	3	37	53
Interest expense	-0-	(2)	(30)

Income before income taxes	2,011	12,827	12,158
Income tax expense	3,253	5,059	5,672

Income from operations of discontinued publishing and other operations net of income tax expense	$(1,242)	$7,768	$6,486

B. Discontinued Operations (Continued)
     During the year ended December 31, 2005, the Company recorded a $3.2 million impairment charge related to its wireless FCC licenses. The impairment of the FCC license is attributed to increased competition from cellular telephones.
Related Party Transactions
     For the years ended December 31, 2005, 2004 and 2003, the Company made payments to Georgia Casualty and Surety Co. in the amounts of $153,000, $143,000 and $161,000, respectively, for insurance services provided to the Company’s discontinued operations. Mr. J. Mack Robinson, the Company’s Chairman and Chief Executive Officer has an ownership interest in Atlantic American Corporation, a publicly traded company, which is the parent company of Georgia Casualty and Surety Co.
C. Purchase of Federal Communications License
     During 2005 the Company acquired a third FCC license to operate a second low power television station, WAHU-TV, in the Charlottesville, Virginia television market. The Fox broadcast network has agreed to an affiliation agreement to allow the Company to operate WAHU-TV as a FOX affiliate.
     WCAV-TV and WVAW-TV began broadcasting in August 2004 and WAHU-TV’s licence was acquired on July 1, 2005. Gray’s total cost to acquire and/or construct the combined broadcast facilities for these three stations was approximately $8.5 million.
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
D. Business Acquisitions
WSAZ-TV
     On November 30, 2005, the Company completed the acquisition of WSAZ-TV’s assets from Emmis Communications Corp. for a purchase price of $185.8 million plus related transaction costs of $239,000. WSAZ-TV, Channel 3, serves the Charleston – Huntington, West Virginia television market and is an NBC affiliate. To fund the acquisition, the Company borrowed $185.0 million under its amended senior credit facility and used $1.0 million of cash on hand.
WSWG-TV (formerly WVAG-TV)
     On November 10, 2005, the Company completed the acquisition of WSWG-TV’s assets from P. D. Communications LLC for a purchase price of $3.75 million plus related transaction costs of $83,000. Total cost was $3.8 million and of this amount $2.8 million was paid at closing. The remaining $1.0 million will be paid at a later date and was recorded as a liability as of December 31, 2005. When purchased, the station’s call letters were WVAG-TV. The Company changed the station’s call letters to

D. Business Acquisitions (Continued)
WSWG-TV (formerly WVAG-TV) (Continued)
WSWG-TV subsequent to the acquisition to emphasize its focus on southwest Georgia. WSWG-TV, Channel 44, serves the Albany, Georgia television market. WSWG-TV is affiliated with the UPN network. The Company used cash on hand to fund the acquisition.
KKCO-TV
     On January 31, 2005, the Company completed the acquisition of KKCO-TV’s assets from Eagle III Broadcasting, LLC for a purchase price of $13.5 million plus related transaction costs of $700,000. Total cost was $14.2 million. KKCO-TV, Channel 11, serves the Grand Junction, Colorado television market and is an NBC affiliate. The Company used cash on hand to fully fund this acquisition.
     The acquisitions of WSAZ-TV, WSWG-TV and KKCO-TV were accounted for under the purchase method of accounting. Under the purchase method of accounting, the results of operations of the acquired business are included in the accompanying consolidated financial statements as of its acquisition date. The identifiable assets and liabilities of the acquired business are recorded at their estimated fair values with the excess of the purchase price over such identifiable net assets allocated to goodwill.
     The following table summarizes the fair values of the assets acquired and the liabilities assumed at the date of acquisition for WSAZ-TV, WSWG-TV and KKCO-TV (in thousands):

	WSAZ-TV	WSWG-TV	KKCO-TV
Accounts receivable	$4,558	$10	$442
Current portion of program broadcast rights	1,002	38	35
Other current assets	35	-0-	48
Program broadcast rights excluding current portion	-0-	69	-0-
Property and equipment	12,721	500	1,111
Broadcast licenses	91,137	1,554	8,338
Goodwill	78,675	1,752	4,448
Other intangible assets	2,310	26	67
Trade payables and accrued expenses	(3,375)	(8)	(251)
Current portion of program broadcast obligations	(1,028)	(38)	(35)
Program broadcast obligations excluding current portion	-0-	(75)	-0-

Total purchase price including expenses	$186,035	$3,828	$14,203

     All of the goodwill recorded in association with the acquisitions is expected to be deductible for income tax purposes. Broadcast licenses and goodwill are indefinite lived intangible assets.
Pro Forma Operating Results (Unaudited)
     This unaudited pro forma operating data does not purport to represent what the Company’s actual results of operations would have been had the Company acquired KKCO-TV, WSWG-TV and WSAZ-TV on January 1, 2004 and should not serve as a forecast of the Company’s operating results for any future periods. The pro forma adjustments are based solely upon certain assumptions that management believes are reasonable under the circumstances at this time. Unaudited pro forma operating data for the years ended December 31, 2005 and 2004, are as follows (in thousands, except per common share data):

D. Business Acquisitions (Continued)
Pro Forma Operating Results (Unaudited) (Continued)

	Pro Forma
	December 31,
	2005	2004
	(Unaudited)
Operating revenues	$282,131	$326,986
Operating income	69,873	116,154
Income from continuing operations, net of income tax	4,705	41,523
Net income	3,463	49,429
Preferred dividends	3,258	3,272
Deemed non-cash preferred stock dividend	2,390	-0-
Net income (loss) available to common stockholders	$(2,185)	$46,157

Basic per share information:
Income (loss) from continuing operations available to common stockholders	$(0.02)	$0.77
Income (loss) from discontinued operations, net of income tax	(0.03)	0.16

Net income (loss) available to common stockholders	$(0.05)	$0.93

Weighted average shares outstanding	48,649	49,643

Diluted per share information:
Income (loss) from continuing operations available to common stockholders	$(0.02)	$0.76
Income (loss) from discontinued operations, net of income tax	(0.03)	0.16

Net income (loss) available to common stockholders	$(0.05)	$0.92

Weighted average shares outstanding	48,649	50,170
     The pro forma results presented above include adjustments to reflect (i) additional interest expense associated with debt to finance the respective acquisitions, (ii) depreciation and amortization of assets acquired and (iii) the income tax effect of such pro forma adjustments.
WNDU-TV
     On March 3, 2006, the Company acquired Michiana Telecasting Corp., operator of WNDU-TV, from The University of Notre Dame for a purchase price of $85.0 million in cash, plus related transaction costs. WNDU-TV serves the South Bend – Elkhart, Indiana television market and is an NBC affiliate. In January 2006, the Company borrowed $100 million under its senior credit facility. These funds were used to fund the acquisition of WNDU-TV and to reduce other portions of the Company’s then outstanding revolving credit facility debt. The financial position and the results of operations of WNDU-TV are not included in the accompanying consolidated financial statements. WNDU-TV’s condensed balance sheet as of the acquisition date was not available as of the filing date of this annual report.
     The acquisitions of KKCO-TV, WSWG-TV, WSAZ-TV and WNDU-TV were consistent with the Company’s acquisition strategy which is to acquire dominant stations in mid size markets.

E. Long-term Debt
     Long-term debt consists of the following (in thousands):

	December 31,
	2005	2004
Senior credit facility	$533,000	$375,000
9 1/4 % Senior Subordinated Notes due 2011	258,479	280,000
Other	1,841	1,914

	793,320	656,914
Less unamortized discount	(811)	(1,009)

	792,509	655,905
Less current portion	(3,577)	(3,823)

	$788,932	$652,082

Available capacity under the revolving portion of the senior credit facility	$58,500	$71,300

Letters of credit outstanding	$8,500	$-0-

Senior Credit Facility
     As of December 31, 2005, the amount outstanding under the senior credit facility was $533 million which included $33 million, $150 million and $350 million under the revolving facility, the term loan A facility and the term loan B facility, respectively. Also as of December 31, 2005, the available capacity to borrow under the revolving facility was $58.5 million.
     On November 22, 2005, Gray amended its existing senior credit facility. The amended agreement has a maximum term of six years (or seven years, with respect to the term loan B facility) and the total amount available under the agreement is $600 million, consisting of a $100 million revolving facility, a $150 million term loan A facility and a $350 million term loan B facility. In addition, an incremental loan facility is also made available under the senior credit facility in the maximum amount of $400 million. Initially, Gray used the proceeds from the credit facilities to finance the acquisition of WSAZ-TV, to refinance the indebtedness under the previous senior credit facility, and for certain permitted working capital needs, investments and acquisitions permitted under the facility. On January 31, 2006, Gray borrowed $100 million under the incremental facility to finance the pending acquisition of WNDU-TV.
     As amended on November 22, 2005, the final maturity date for the revolving loan facility, and the term loan A facility and term loan B facility is November 22, 2011, November 22, 2011 and November 22, 2012, respectively. However, if the Company has not refinanced its 9 1/4% Senior Subordinated Notes by December 15, 2010, the final maturity date will be accelerated to June 15, 2011 for all three portions of the senior credit facility.
     Under the senior credit facility, irrevocable stand by letters of credit for $8.5 million and $18.6 million were issued on behalf of Gray and in lieu of an earnest money deposits for the pending acquisitions of WNDU-TV and WSAZ-TV. The WSAZ-TV letter of credit was cancelled on November 23, 2005 upon completion of the acquisition. The WNDU-TV letter of credit was outstanding at December 31, 2005 and was cancelled on and March 3, 2006 upon completion of the acquisition. Neither letter of credit was drawn upon.

E. Long-term Debt (Continued)
Senior Credit Facility (Continued)
     Effective August 19, 2005, a lender of Gray issued an irrevocable $18.6 million stand by letter of credit on behalf of Gray in lieu of an earnest money deposit for the pending acquisition of WSAZ-TV. This letter of credit was never drawn upon and it was cancelled on November 30, 2005.
     On June 28, 2005, Gray amended its existing senior credit facility. The amended agreement had a maximum term of seven and one half years and the total amount available under the agreement is $400 million, consisting of a $100 million revolving facility, a $100 million term loan A facility and a $200 million term loan B facility. The amended agreement contained affirmative and negative covenants similar to those contained in the agreement as amended on November 22, 2005 and described above.
     Under the revolving and term facilities as amended, the Company, at its option, can borrow funds at an interest rate equal to the London Interbank Offered Rate (“LIBOR”) plus a margin or at the lenders’ base rate, generally equal to the lenders’prime rate, plus a margin. The applicable margin on the revolving and term facilities varies based on the Company’s total leverage ratio as defined in the loan agreement. Presented below are the ranges of applicable margins available to the Company based on the Company’s performance in comparison with the terms as defined in the loan agreement:

Applicable Margin for	Applicable Margin for
Base Rate Advances	LIBOR Advances
0.00% — 0.25%	0.625% — 1.50%
     The weighted average interest rate on the balance outstanding under the senior credit facility at December 31, 2005 and 2004 was 5.67% and 3.83%, respectively. As of December 31, 2005, the Company was charged a commitment fee equal to 0.375% per annum of the excess of the aggregate average daily available credit limit less the amount outstanding. This commitment fee can range between 0.2% and 0.5% per annum.
     The senior credit facility is collateralized by substantially all of the assets, excluding real estate, of the Company and its subsidiaries. In addition, the Company’s subsidiaries are joint and several guarantors of the obligations and the Company’s ownership interests in its subsidiaries are pledged to collateralize the obligations. The amended agreement contains affirmative and negative covenants that Gray must comply with, including (a) limitations on additional indebtedness, (b) limitations on liens, (c) limitations on the sale of assets, (d) limitations on guarantees, (e) limitations on investments and acquisitions, (f) limitations on the payment of dividends, (g) limitations on mergers, as well as other customary covenants. Also, Gray must not let its leverage ratio and senior leverage ratio exceed certain maximum limits and Gray can not let its interest coverage ratio or fixed charge ratio fall below certain minimum limits. The senior subordinated notes also contain similar restrictive provisions limiting the Company’s ability to, among other things, incur additional indebtedness, make certain acquisitions or investments, sell assets or make certain restricted payments that include but are not limited to purchases or redemptions of the Company’s capital stock.
9 1/4% Senior Subordinated Notes
     On December 21, 2001, the Company completed its sale of $180 million aggregate principal amount of its Senior Subordinated Notes due 2011 (the “9 1/4% Notes”). The net proceeds from the sale of these notes were approximately $173.6 million. These senior subordinated notes have a coupon of 9 1/4% and were priced at a discount to yield 9 3/8%. On September 10, 2002, the Company completed the sale of

E. Long-term Debt (Continued)
9 1/4% Senior Subordinated Notes (Continued)
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
Loss on Early Extinguishment of Debt
     The Company has incurred approximately $7.2 million, $820,000 and $1.0 million in lender and legal fees for the amendments of its senior credit facility during the years ending December 31, 2005,

E. Long-term Debt (Continued)
Loss on Early Extinguishment of Debt (Continued)
2004 and 2003, respectively. Portions of these fees have been capitalized, net of amounts written off in accordance with EITF 98-14 Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements and EITF 96-19 Debtor’s Accounting for a Modification or Exchange of Debt Instruments. Based on these criteria, the Company has recognized a loss on early extinguishment of debt to write off portions of the previously capitalized loan costs totaling $3.1 million in the year ended December 31, 2005. No similar amounts were recognized in the years ended December 31, 2004 or 2003. Included in loss on early extinguishment of debt is $817,000 of costs incurred while considering alternative financing transactions. Ultimately, the Company amended its senior credit facility rather than completing one of the alternative transactions.
     During the year ended December 31, 2005, Gray repurchased $21.5 million, face amount, of its 9 1/4% Notes in the open market. Associated with this repurchase, Gray recorded a loss upon early extinguishment of debt of $2.6 million which consisted of a premium of $2.0 million, the write off of unamortized deferred finance costs of $485,000 and an unaccreted discount of $74,000. Gray used cash on hand of $23.5 million for the repurchase of its 9 1/4% Notes which included amounts for the face amount of the 9 1/4% Notes, premium and accrued interest.
     The Company considered financing alternatives to refinance its existing debt, finance the now completed acquisition of WSAZ-TV and to finance the pending acquisition of WNDU-TV. Ultimately, the Company amended its existing senior credit facility rather than completing these alternative financing arrangements. The Company incurred $817,000 associated with these financing alternatives. This amount was expensed during the year ended December 31, 2005 as a loss on early extinguishment of debt.
Interest Rate Swap Agreements
     As of December 31, 2005 and 2004, the Company was not engaged in any interest rate swap agreements. During 2003, the Company entered into four interest rate swap agreements which expired in November 2004. These agreements converted a combined notional amount of $50.0 million of floating rate debt under the senior credit facility to fixed rate debt. These swap agreements fixed the LIBOR component of the total interest rate charged on this portion of the Company’s debt at a weighted average fixed rate of 1.87%.
     On February 9, 2006, the Company entered into an interest rate swap agreement having a notional amount of $100.0 million. Under this agreement the Company will pay at an annual fixed rate of 5.05% and receive interest at the 90 day LIBOR rate. The swap agreement will expire on January 3, 2007.

E. Long-term Debt (Continued)
Maturities
     Aggregate minimum principal maturities on long-term debt as of December 31, 2005, were as follows (in thousands):

	Minimum Principal Maturities
	Senior
	Credit
Year	Facility	9 1/4% Notes	Other	Total
2006	$3,500	$-0-	$77	$3,577
2007	3,500	-0-	75	3,575
2008	11,000	-0-	181	11,181
2009	11,000	-0-	77	11,077
2010	26,000	-0-	80	26,080
Thereafter	478,000	258,479	1,351	737,830

	$533,000	$258,479	$1,841	$793,320

     The Company made interest payments of approximately $44.5 million, $39.8 million and $38.5 million during 2005, 2004 and 2003, respectively.
F. Stockholders’ Equity
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
     On March 3, 2004, the Board of Directors authorized the Company to repurchase up to an aggregate of two million shares of the Company’s Common Stock or Class A Common Stock. On November 3, 2004, the Board of Directors increased, from two million to four million, the aggregate number of shares of its Common Stock or Class A Common Stock authorized for repurchase. This authorization supersedes any previously authorized share repurchases. There is no expiration for this authorization. Shares repurchased under this authorization will be held as treasury shares and used for general corporate purposes including, but not limited to, satisfying obligations under the Company’s employee benefit plans and long term incentive plan.
     During the year ended December 31, 2005, the Company purchased 528,400 shares of the Company’s Common Stock for an average price of $12.89 per share and purchased 12,800 shares of the Company’s Class A Common Stock for $13.37 per share for a combined cost of $7.0 million. During the year ended December 31, 2004, the Company purchased 1,681,400 shares of the Company’s Common Stock for an average price of $12.93 per share and purchased 65,000 shares of the Company’s Class A

F. Stockholders’ Equity (Continued)
     Common Stock for $10.95 per share for a combined cost of $22.4 million. Included in the purchases made during 2004 were 75,000 shares of the Company’s Common Stock which were purchased from a member of the Company’s Board of Directors, for $15.20 per share. The price paid was the market value of the shares on the New York Stock Exchange on the date of sale. At December 31, 2005, the remaining shares authorized for purchase total 1,712,400. Treasury stock is recorded at cost.
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
     At December 31, 2005, warrants to purchase 375,000 shares of Class A Common Stock at $16.00 per share were outstanding and fully vested. The warrants expire if not exercised by September 24, 2006.
     As of December 31, 2004, the Company had declared but unpaid common stock dividends of $5.9 million which remained a liability of the Company as of December 31, 2004. These dividends were paid during the first quarter of 2005. For the years ended December 31, 2005 and 2003, all common stock dividends declared by the Company were paid during the year that the common stock dividends were declared.
     As of December 31, 2005, the Company had reserved 9,395,810 shares and 395,687 shares of the Company’s Common Stock and Class A Common Stock, respectively, for future issuance under various employee benefit plans, potential exercise of outstanding warrants and the potential conversion of the Company’s preferred stock.
G. Redeemable Preferred Stock
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

G. Redeemable Preferred Stock (Continued)
     The Series C Preferred Stock is convertible into the Company’s Common Stock. On December 30, 2005, the Company spun off a portion of its assets to TCM. Due to the decrease in the market price of the Company’s Common Stock resulting from the TCM spin off, the Company decreased the conversion price to $13.07 from $14.39 per share of the Company’s Common Stock. The new conversion price was effective as of December 30, 2005. The modification of the conversion price resulted in a non-cash deemed dividend to the Preferred Stockholders totaling approximately $2.4 million on December 30, 2005. See Note B. Discontinued Operations for further discussion of the TCM spinoff.
     The Series C Preferred Stock is redeemable at the Company’s option on or after April 22, 2007 and is subject to mandatory redemption on April 22, 2012 at a value of $10,000 per share. Therefore, the Company does not have any Series C Preferred Stock redemption requirements for the five years subsequent to December 31, 2005. Dividends on the Series C Preferred Stock will accrue at 8% per annum until April 22, 2009 after which the dividend rate shall be 8.5% per annum. Dividends, when declared by the Company’s Board of Directors may be paid at the Company’s option in cash or additional shares of Series C Preferred Stock.
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
     As of December 31, 2005, the carrying value and the liquidation value of the Series C Preferred Stock was $39.1 million and $39.6 million, respectively. The difference between these two values is the unaccredited portion of the original issuance cost. The original issuance cost, prior to accretion, was $868,000 and it is being accreted over the estimated ten-year life of the Series C Preferred Stock.
H. Long-term Incentive Plan
     On September 16, 2002, the shareholders of the Company approved the 2002 Long Term Incentive Plan (the “2002 Incentive Plan”), which replaced the prior long-term incentive plan, the 1992 Long Term Incentive Plan. Originally, the 2002 Incentive Plan had 2.8 million shares of the Company’s Common Stock reserved for grants to key personnel for (i) incentive stock options, (ii) non-qualified stock options, (iii) stock appreciation rights, (iv) restricted stock awards and (v) performance awards, as defined by the 2002 Incentive Plan. On May 26, 2004, the shareholders of the Company approved an amendment to the 2002 Incentive Plan, which increased the number of shares reserved for issuance thereunder by two million shares to a total of 4.8 million shares. At December 31, 2005, 2.9 million shares were available for issuance under the 2002 Incentive Plan. Shares of Common Stock underlying outstanding options or performance awards are counted against the 2002 Incentive Plan’s maximum shares while such options or awards are outstanding. Under the 2002 Incentive Plan, the options granted typically vest after a two-year period and expire three years after full vesting. However, options will vest immediately upon a “change in control” of the Company as such term is defined in the 2002 Incentive Plan. All options have been granted at prices that approximate fair market value on the date of the grant. During 2003, the Company granted 100,000 shares of restricted stock to the Company’s president of which 60,000 shares were fully vested as of December 31, 2005. During 2003 and in connection with this grant, the Company recorded a liability for unearned compensation of $1.4 million that is being amortized as an expense over the four-year vesting period of the stock. The total amount of unearned compensation is equal to the market value of the shares as of the date of grant.

H. Long-term Incentive Plan (Continued)
     On May 14, 2003, the Company’s shareholders approved a restricted stock plan for its Board of Directors (the “Directors’ Restricted Stock Plan”). The Company has reserved 1.0 million shares of the Company’s Common Stock for issuance under this plan and as of December 31, 2005 there were 935,000 shares available for award. The Directors’ Restricted Stock Plan replaces the Company’s non-employee director stock option plan. Under the Directors’ Restricted Stock Plan, each director can be awarded up to 10,000 shares of restricted stock each calendar year. Under this plan, the Company granted 5,000 and 15,000 shares of restricted Common Stock, in total, to its directors during 2005 and 2004, respectively. Of the total shares granted to date, 40,000 shares were fully vested as of December 31, 2005. In connection with this grant, the Company recorded liabilities for unearned compensation of $72,300 and $211,000 for 2005 and 2004, respectively. The unearned compensation is being amortized as an expense over the vesting period of the stock. The total amount of unearned compensation is equal to the market value of the shares as of the date of grant.
     A summary of the Company’s stock option activity for Class A Common Stock, and related information for the years ended December 31, 2005, 2004 and 2003 is as follows (in thousands, except weighted average data):

	Year Ended December 31,
	2005		2004		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price
Stock options outstanding — beginning of year	19	$17.81	19	$17.81	19	$17.81
Options granted	-0-		-0-		-0-
Options exercised	-0-		-0-		-0-
Options forfeited	-0-		-0-		-0-
Options expired	-0-		-0-		-0-

Stock options outstanding — end of year	19	$17.81	19	$17.81	19	$17.81

Exercisable at end of year	19	$17.81	19	$17.81	19	$17.81
     The exercise price for Class A Common Stock options outstanding as of December 31, 2005 is $17.81. The weighted-average remaining contractual life of the Class A Common Stock options outstanding is 2.9 years.

H. Long-term Incentive Plan (Continued)
     A summary of the Company’s stock option activity for Common Stock, and related information for the years ended December 31, 2005, 2004 and 2003 is as follows (in thousands, except weighted average data):

	Year Ended December 31,
	2005		2004		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price
Stock options outstanding — beginning of year	1,753	$10.75	2,245	$10.49	2,632	$10.47
Options granted	544	11.36	151	14.07	177	11.44
Options exercised	(250)	9.78	(525)	10.56	(279)	9.82
Options forfeited	(101)	10.58	(61)	9.18	(159)	9.53
Options expired	(282)	10.09	(57)	12.75	(126)	14.09

Stock options outstanding — end of year	1,664	$11.20	1,753	$10.75	2,245	$10.49

Exercisable at end of year	1,458	$11.12	1,435	$10.31	770	$10.80

Weighted-average fair value of options granted during the year		$2.67		$3.44		$3.15
     Information concerning Common Stock options outstanding has been segregated into five groups with similar option prices and is disclosed as follows:

As of December 31, 2005
						Weighted
			Weighted			Average
			Average	Average		Exercise Price
Exercise Price Per		Number of	Exercise	Remaining	Number of Options	Per Share of
Share		options	Price Per	Contractual	Outstanding that	Options that are
Low	High	outstanding	Share	Life	are Exercisable	Exercisable
		(in thousands)		(in years)	(in thousands)
$7.13	$8.91	209	$8.89	1.8	209	$8.89
$8.91	$10.69	112	$9.41	3.0	67	$9.65
$10.69	$12.47	1,009	$11.08	2.7	919	$11.08
$12.47	$14.25	268	$13.38	2.4	256	$13.35
$14.25	$16.03	66	$14.59	4.2	7	$14.70

		1,664			1,458

I. Income Taxes
     Federal and state income tax expense (benefit) attributable to income from continuing operations is summarized as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003
Current
Federal	$351	$1,069	$-0-
State and local	(757)	794	357
Deferred	4,129	21,042	11,308

	$3,723	$22,905	$11,665

     Significant components of the Company’s deferred tax liabilities and assets are as follows (in thousands):

	December 31,
	2005	2004
Deferred tax liabilities:
Net book value of property and equipment	$17,832	$19,195
Broadcast licenses, goodwill and other intangibles	296,078	286,445
Other	-0-	379
Discontinued operations	-0-	1,735

Total deferred tax liabilities	313,910	307,754

Deferred tax assets:
Liability under supplemental retirement plan	53	68
Allowance for doubtful accounts	220	288
Liability under severance and leases	98	301
Liability under health and welfare plan	296	335
Liability for pension plan	1,894	2,570
Federal operating loss carryforwards	54,832	56,258
State and local operating loss carryforwards	7,934	7,899
Alternative minimum tax carryforward	838	629
Other	69	-0-
Discontinued operations	-0-	140

Total deferred tax assets	66,234	68,488
Valuation allowance for deferred tax assets	(4,574)	(3,722)

Net deferred tax assets	61,660	64,766

Deferred tax liabilities, net	$252,250	$242,988

     The Company has approximately $156.7 million in federal operating loss carryforwards, which expire during the years 2020 through 2023. Additionally, the Company has an aggregate of approximately $193 million of various state operating loss carryforwards. The utilization of a significant portion of the net operating losses is limited on an annual basis due to a change in ownership of both the Company and its former subsidiary Gray MidAmerica Television. Management does not believe that these limitations will significantly impact the Company’s ability to utilize the federal net operating losses before they expire.

I. Income Taxes (Continued)
     A valuation allowance has been provided for a portion of the state net operating loss carryforwards. The Company believes there may be limitations on the utilization of certain state net operating losses due to the uncertainty of generating sufficient income in certain states. The valuation allowance at December 31, 2005 and 2004 was $4.6 million and $3.7 million, respectively.
     In connection with the spinoff of Triple Crown Media, Triple Crown assumed a net deferred tax liability of approximately $1.5 million. This net deferred tax liability is the result of differences between the book and tax basis of assets transferred in the spinoff. The Company retained all net operating loss carryforwards.
     A reconciliation of income tax expense at the statutory federal income tax rate and income taxes as reflected in the consolidated financial statements is as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003
Statutory federal rate applied to income from continuing operations before income taxes	$2,914	$20,798	$6,721
State and local taxes, net of federal tax benefit	1,484	3,037	1,954
Settlement of IRS audit	-0-	-0-	5,057
Change in valuation allowance	(852)	(597)	(3,125)
Change in deferred tax rate	-0-	-0-	980
Other items, net	177	(333)	78

	$3,723	$22,905	$11,665

Effective income tax rate on continuing operations	44.7%	38.5%	60.7%
     During the year ended December 31, 2003, the Company changed its statutory federal income tax rate applied to current and deferred taxes to 35% from 34% due to the tax rate expected to be incurred on future income. As a result of this change on deferred taxes, a total tax charge of $1.1 million was recorded of which $1.0 million related to continuing operations.
     The Company recorded income tax benefits related to employee stock plans of $419,000, $820,000 and $416,000 for the years ended December 31, 2005, 2004 and 2003, respectively. These benefits were recorded directly to equity.
     During the year ended December 31, 2005, the Company recorded a reduction in its minimum pension liability as other comprehensive income which was net of a $101,000 tax expense. During the year ended December 31, 2004 the Company recorded an increase in its minimum pension liability as other comprehensive expense net of a $904,000 income tax benefit. The Company also recorded a gain on derivatives as other comprehensive income in the year ended December 31, 2004 which was net of an $84,000 tax expense. For the year ended December 31, 2003, the Company recorded a loss on derivatives as other comprehensive expense which was net of an $84,000 tax benefit.
     The Company made income tax payments (net of refunds) of approximately $356,000, $42,000 and $635,000 in 2005, 2004 and 2003, respectively. At December 31, 2005 and 2004, the Company had current income taxes payable of approximately $1.8 million and $1.1 million, respectively.

I. Income Taxes (Continued)
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
     The pretax income from discontinued operations for the years ended December 31, 2005, 2004 and 2003 was $2.1 million, $12.8 million and $12.2 million, respectively. The income tax expense related to discontinued operations for the years ended December 31, 2005, 2004 and 2003 was $3.3 million, $5.1 million and $5.7 million, respectively. The Company incurred $6.2 million in legal, accounting and other costs associated with the spinoff. These costs are nondeductible for income tax purposes.
J. Retirement Plans
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
     As discussed in Note B. Discontinued Operations, the Company completed the spinoff of its publishing and other businesses on December 30, 2005. In accordance with the terms of the related separation and distribution agreement the Company retained the pension obligation for its former employees but is not required to provide benefits for additional service after the date of the spinoff. In accordance with Statement of Financial Accounting Standards No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits (“SFAS No. 88”) the projected benefit obligation for those former employee participants in the Company’s plan has been curtailed resulting in a reduction in the unrecognized losses and the projected benefit obligation at December 31, 2005 of approximately $1.1 million. This reduction had no effect on the Company’s statement of operations for the year ended December 31, 2005.
     The measurement dates used to determine the benefit information for the Company’s active defined benefit pension plan were December 31, 2005 and December 31, 2004, respectively. The following summarizes the plan’s funded status and amounts recognized in the Company’s consolidated balance sheets at December 31, 2005 and 2004, respectively (dollars in thousands):

J. Retirement Plans (Continued)
Pension Plan (Continued)

	December 31,
	2005	2004
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$21,816	$14,423
Service cost	2,915	2,184
Interest cost	1,301	1,035
Actuarial (gains) losses	1,030	4,661
Curtailment resulting from spinoff of TCM	(1,083)	-0-
Benefits paid	(481)	(487)

Projected benefit obligation at end of year	$25,498	$21,816

Change in plan assets:
Fair value of plan assets at beginning of year	$12,995	$11,331
Actual return on plan assets	678	559
Company contributions	4,687	1,592
Benefits paid	(481)	(487)

Fair value of plan assets at end of year	$17,879	$12,995

Funded status:
Underfunded status of the plan	$(7,618)	$(8,821)
Unrecognized net actuarial loss	5,473	5,740
Unrecognized net transition amount	-0-	-0-
Unrecognized prior service cost	-0-	-0-

Net liability	(2,145)	(3,081)
Unfunded accumulated benefit obligation at end of year	(3,765)	(5,311)

Additional minimum liability	$(1,620)	$(2,230)

     The accumulated benefit obligation for the defined benefit pension was $21.6 million and $18.3 million at December 31, 2005 and 2004, respectively. The increases in the accumulated benefit obligation is due primarily to the current year $2.9 million in service cost representing approximately 3.7% of current year covered payroll and $1.3 million in interest cost. The long-term rate of return on assets assumption was chosen from a best estimate range based upon the anticipated long-term returns for asset categories in which the plan is invested. The long term rate of return may be viewed as the sum of 3% inflation, 1% risk-free rate of return, and 3% risk premium. The estimated rate of increase in compensation levels is based on historical compensation increases for the Company’s employees.

	Year Ended
	December 31,
	2005	2004
Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	5.75%	6.75%
Expected long-term rate of return on plan assets	7.00%	7.00%
Estimated rate of increase in compensation levels	5.00%	5.00%

J. Retirement Plans (Continued)
Pension Plan (Continued)

	As of December 31,
	2005	2004
Weighted-average assumptions used to determine benefit obligations:
Discount rate	5.75%	5.75%
Estimated rate of increase in compensation levels	5.00%	5.00%
     Pension expense is computed using the projected unit credit actuarial cost method. The net periodic pension cost includes the following components (in thousands):

	Year Ended December 31,
	2005	2004	2003
Components of net periodic pension cost:
Service cost	$2,915	$2,184	$1,257
Interest cost	1,300	1,035	845
Expected return on plan assets	(943)	(806)	(672)
Amortization of prior service cost	-0-	-0-	-0-
Amortization of transition asset	-0-	-0-	-0-
Recognized net actuarial loss	479	55	-0-

Net periodic pension cost	$3,751	$2,468	$1,430

     Estimated future benefit payments are as follows (in thousands):

Amount
Estimated future benefit payments for subsequent ten years:
2006	$580
2007	630
2008	726
2009	821
2010	965
2011-2015	$7,651
     The Company’s pension plan weighted-average asset allocations by asset category are as follows:

	As of December 31,
	2005	2004
Asset Category:
Insurance general account	33%	43%
Equity accounts	31%	21%
Fixed income account	13%	21%
Cash equivalents	23%	15%

Total	100%	100%

     The investment objective is to achieve a consistent total rate of return (income, appreciation, and reinvested funds) that will equal or exceed the actuarial assumption with aversion to significant volatility.

J. Retirement Plans (Continued)
Pension Plan (Continued)
The following is the target asset allocation:

	Target Range
Asset class:
Large cap equities	23%	to	91%
Mid cap equities	0%	to	15%
Small cap equities	0%	to	16%
International equities	5%	to	25%
Fixed income	0%	to	30%
Cash	0%	to	20%
     The equity strategy is a diversified portfolio of attractively priced, financially sound companies. The fixed income strategy is a portfolio of obligations generally rated A or better with no maturity restrictions and an actively managed duration. The cash equivalents strategy uses securities of the highest credit quality.
Acquired Pension Plans
     In past years the Company has acquired several companies and the assumption of two underfunded pension plans (the “acquired pension plans”). The acquired pension plans were frozen by their prior plan sponsors and no new participants can be added to the acquired pension plans. Combined, the acquired pension plans have 119 participants as compared to the Company’s active plan which has approximately 2,300 participants and is described above. As of December 31, 2005 for the acquired pension plans, the combined plan assets were $4.2 million and the combined projected benefit obligation was $5.0 million. The net liability for the two acquired pension plans is recorded as a liability in the Company’s financial statements as of December 31, 2005 and 2004. For the year ended December 31, 2005 an additional minimum pension liability and a charge to other comprehensive income was recognized in the amount of $116,000.
Contributions
     The Company expects to contribute approximately $3.1 million in total to the Company’s active plan and the acquired pension plans during the year ended December 31, 2006
Capital Accumulation Plan
     The Gray Television, Inc. Capital Accumulation Plan (the “Capital Accumulation Plan”) provides additional retirement benefits for substantially all employees. The Capital Accumulation Plan is intended to meet the requirements of section 401(k) of the Internal Revenue Code of 1986.
     The Capital Accumulation Plan allows an investment option in the Company’s Common Stock and Class A Common Stock. It also allows for the Company’s percentage match to be made by a contribution of the Company’s Common Stock. The Company reserved 1,300,000 shares of the Company’s Common Stock for issuance under the Capital Accumulation Plan. As of December 31, 2005, 431,024 shares were available for the plan.

J. Retirement Plans (Continued)
Capital Accumulation Plan (Continued)
     Employee contributions to the Capital Accumulation Plan, not to exceed 6% of the employees’ gross pay, are matched by Company contributions. The Company’s percentage match amount is declared by the Company’s Board of Directors before the beginning of each plan year and is made by a contribution of the Company’s Common Stock. The Company’s percentage match was 50% for the three years ended December 31, 2005. The Company contributions vest, based upon each employee’s number of years of service, over a period not to exceed five years.
     In addition to the Company’s matching contributions, the Company authorized a voluntary contribution for 2005, 2004 and 2003 for active participants in the Capital Accumulation Plan. This voluntary contribution was equal to 1% of each active participant’s earnings for 2005 and 2003, and 2% of each active participant’s earnings for 2004. The Company’s matching and voluntary contributions are as follows (in thousands):

	Year Ended December 31,
	2005		2004		2003
	Shares	Amount	Shares	Amount	Shares	Amount
Contributions to the Capital Accumulation Plan
Matching contributions	141	$1,633	94	$1,301	112	$1,331
Voluntary contributions	76	$651	81	$1,259	39	$595
     Included in the contributions listed above are amounts related to the Company’s discontinued operations totaling $287,000, $371,000 and $371,000 in the years ended December 31, 2005, 2004 and 2003, respectively.
Employee Stock Purchase Plan
     On May 14, 2003, the Company’s shareholders approved the adoption of the Gray Television, Inc. Employee Stock Purchase Plan (the “Stock Purchase Plan”). The Stock Purchase Plan is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code and to provide eligible employees of the Company with an opportunity to purchase the Common Stock through payroll deductions. An aggregate of 500,000 shares of the Common Stock are reserved for issuance under the Stock Purchase Plan and are available for purchase, subject to adjustment in the event of a stock split, stock dividend or other similar change in the Common Stock or the capital structure of the Company. As of December 31, 2005, 408,561 shares were available under the plan. The price per share at which shares of Common Stock may be purchased under the Stock Purchase Plan during any purchase period is 85% of the fair market value of the Common Stock on the last day of the purchase period. The Company’s board of directors has the discretion to establish a different purchase price for a purchase period provided that such purchase price will not be less than 85% of the fair market value of the Common Stock on the transaction date.

K. Commitments and Contingencies
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
     Future minimum payments under operating leases with initial or remaining noncancelable lease terms in excess of one year, obligations for syndicated television programs as described above and commitments for DTV equipment that had been ordered but not yet been received are as follows (in thousands):

			Syndicated
	DTV	Operating	Television
Year	Equipment	Lease	Programming	Total
2006	$3,110	$1,348	$3,635	$8,093
2007	-0-	1,064	9,889	10,953
2008	-0-	865	9,011	9,876
2009	-0-	612	8,010	8,622
2010	-0-	416	6,329	6,745
Thereafter	-0-	765	3,198	3,963

	$3,110	$5,070	$40,072	$48,252

     The DTV equipment, operating lease and syndicated television programming amounts in the table above are estimates of commitments that are in addition to the liabilities accrued for on the Company’s balance sheet as of December 31, 2005.
Leases
     The Company has no material capital leases. Where leases include rent holidays, rent escalations, rent concessions and leasehold improvement incentives, the value of these incentives are amortized over the lease term including anticipated renewal periods. Leasehold improvements are depreciated over the associated lease term including anticipated renewal periods. Rent expense resulting from operating leases for the years ended December 31, 2005, 2004 and 2003 were $1.3 million, $1.2 million and $1.2 million, respectively.
Related Party Contract
     Through a rights-sharing agreement with Host Communications, Inc. (“Host”), a wholly owned subsidiary of TCM and a related party, the Company participated jointly with Host in the marketing, selling and broadcasting of certain collegiate sporting events and in related programming, production and other associated activities related to the University of Kentucky. This initial agreement commenced April 1, 2000 and terminated April 15, 2005. The Company shared with Host the profit or loss from these activities. Individual revenues and expenses under this agreement were not separately recorded in the Company’s statement of operations; rather the net amount received was included in broadcasting revenues. The Company’s operating results for 2005, 2004 and 2003 include net income from these activities of $123,356, $101,475 and $104,396. As a result of the rights-sharing agreement, in certain

K. Commitments and Contingencies (Continued)
Related Party Contract (Continued)
circumstances, the Company could be called upon for payment of a share of certain upfront rights fees. During 2003, the Company paid $1.5 million to Host as an advance under this provision. No similar payments were made in 2004 or 2005. As of December 31, 2005, Host owed to the Company $1.0 million from the advance in 2003, $332,000 of undistributed earnings from this rights-sharing agreement as well as $310,000 unrelated to the first rights-sharing agreement for a total of $1.6 million. As of December 31, 2005 and 2004, the Company had $1.6 million and $1.4 million respectively, recorded as a related party receivable. Between January 1, 2006 and February 17, 2006, the Company received payments totaling $1.6 for full payment of this related party receivable. Certain executive officers and significant stockholders of Gray are also executive officers and significant stockholders of TCM.
     On October 12, 2004, the University of Kentucky jointly awarded a second sports marketing agreement to the Company and Host. The new agreement commenced on April 16, 2005 and has an initial term of seven years with the option to extend the license for three additional years. Aggregate license fees to be paid to the University of Kentucky over a full ten year term for the agreement will approximate $80.5 million. The Company and Host will share equally the cost of the license fees. Under the new sports marketing agreement, the Company paid $1.8 million to the University of Kentucky and recognized a loss of $137,000 during 2005.
Legal proceedings and claims
     The Company is subject to legal proceedings and claims that arise in the normal course of its business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions, will not materially affect the Company’s financial position.
Tarzian Litigation
     The Company has an equity investment in Sarkes Tarzian, Inc. (“Tarzian”) representing shares in Tarzian which were originally held by the estate of Mary Tarzian (the “Estate”). As described more fully below, the Company’s ownership of the Tarzian shares is subject to certain litigation.
     On February 12, 1999, Tarzian filed suit in the United States District Court for the Southern District of Indiana against U.S. Trust Company of Florida Savings Bank as Personal Representative of the Estate, claiming that Tarzian had a binding and enforceable contract to purchase the Tarzian shares from the Estate. On February 3, 2003, the Court entered judgment on a jury verdict in favor of Tarzian for breach of contract and awarding Tarzian $4.0 million in damages. The Estate appealed the judgment and the Court’s rulings on certain post-trial motions, and Tarzian cross-appealed. On February 14, 2005, the U.S. Court of Appeals for the Seventh Circuit issued a decision concluding that no contract was ever created between Tarzian and the Estate, reversing the judgment of the District Court, and remanding the case to the District Court with instructions to enter judgment for the Estate. Tarzian’s petition for rehearing was denied by the Seventh Circuit Court of Appeals, and the U.S. Supreme Court denied Tarzian’s petition for certiorari. Tarzian also filed a motion for a new trial in the District Court based on the Estate’s alleged failure to produce certain documents in discovery. The District Court denied Tarzian’s motion, and on February 24, 2006, the Seventh Circuit Court of Appeals affirmed the District Court’s ruling. Tarzian has not petitioned for rehearing and has 90 days from the date of the Seventh Circuit’s opinion in which to petition the U.S. Supreme Court for certiorari. The Company cannot predict when the final resolution of this litigation will occur.

K. Commitments and Contingencies (Continued)
Tarzian Litigation (Continued)
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
L. Goodwill and Intangible Assets
     A summary of changes in the Company’s goodwill and other intangible assets for the years ended December 31, 2005 and 2004 is as follows (in thousands):

	Net Balance				Net Balance
	at	Acquisitions			at
	December 31,	And			December 31,
	2004	Adjustments	Impairments	Amortization	2005
Goodwill	$137,079	$85,315	$-0-	$-0-	$222,394
Broadcast licenses	921,910	101,518	-0-	-0-	1,023,428
Definite lived intangible assets	2,832	1,859	-0-	(1,033)	3,658

Total intangible assets net of accumulated amortization	$1,061,821	$188,692	$-0-	$(1,033)	$1,249,480

	Net Balance				Net Balance
	at	Acquisitions			at
	December 31,	And			December 31,
	2003	Adjustments	Impairments	Amortization	2004
Goodwill	$137,079	$-0-	$-0-	$-0-	$137,079
Broadcast licenses	920,882	1,028	-0-	-0-	921,910
Definite lived intangible assets	3,752	-0-	-0-	(920)	2,832

Total intangible assets net of accumulated amortization	$1,061,713	$1,028	$-0-	$(920)	$1,061,821

L. Goodwill and Intangible Assets (Continued)
As of December 31, 2005 and 2004, the Company’s intangible assets and related accumulated amortization consisted of the following (in thousands):

	As of December 31, 2005			As of December 31, 2004
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Intangible assets not subject to amortization:
Broadcast licenses	$1,077,127	$(53,699)	$1,023,428	$975,609	$(53,699)	$921,910
Goodwill	222,394	-0-	222,394	137,079	-0-	137,079

	$1,299,521	$(53,699)	$1,245,822	$1,112,688	$(53,699)	$1,058,989

Intangible assets subject to amortization:
Network affiliation agreements	$523	$(419)	$104	$523	$(343)	$180
Other definite lived intangible assets	11,929	(8,375)	3,554	10,161	(7,509)	2,652

	$12,452	$(8,794)	$3,658	$10,684	$(7,852)	$2,832

Total intangibles	$1,311,973	$(62,493)	$1,249,480	$1,123,372	$(61,551)	$1,061,821

     During 2005, the Company recorded additional goodwill, broadcast licenses and definite lived intangible assets related to the acquisitions of KKCO-TV, WSWG-TV and WSAZ-TV. During 2004, the Company recorded an additional broadcast license asset related to the acquisition of WCAV-TV. The Company recorded amortization expense for the years ended December 31, 2005, 2004 and 2003 of $1.0 million, $920,000 and $5.2 million, respectively. Based on the current amount of intangible assets subject to amortization, the amortization expense for the succeeding five years is as follows: 2006: $1.9 million; 2007: $441,000; 2008: $432,000; 2009: $235,000 and 2010: $146,000. As acquisitions and dispositions occur in the future, actual amounts may vary from these estimates.

M. Selected Quarterly Financial Data (Unaudited)

	Fiscal Quarters
	First	Second	Third	Fourth
	(In thousands, except for per share data)
Year Ended December 31, 2005:
Operating revenues	$58,309	$67,988	$62,281	$72,975
Operating income	11,217	19,649	12,490	17,505
Income (loss) from continuing operations	249	2,253	972	1,130
Income (loss) from discontinued operations, net of tax	1,826	1,140	771	(4,979)
Net income (loss) available to common stockholders	1,260	2,579	928	(7,053)

Basic per share information:
Income (loss) from continuing operations	$(0.01)	$0.03	$0.00	$(0.05)
Income (loss) from discontinued operations	0.04	0.02	0.02	(0.10)

Net income (loss) available to common stockholders	$0.03	$0.05	$0.02	$(0.15)

Diluted per share information:
Income (loss) from continuing operations	$(0.01)	$0.03	$0.00	$(0.05)
Income (loss) from discontinued operations	0.04	0.02	0.02	(0.10)

Net income (loss) available to common stockholders	$0.03	$0.05	$0.02	$(0.15)

Year Ended December 31, 2004:
Operating revenues	$61,910	$71,235	$73,658	$86,470
Operating income	16,463	26,875	26,370	30,707
Income from continuing operations	3,719	10,119	9,807	12,872
Income from discontinued operations, net of tax	1,783	2,078	1,975	1,932
Net income available to common stockholders	4,680	11,376	10,967	13,990

Basic per share information:
Income from continuing operations	$0.06	$0.19	$0.18	$0.25
Income from discontinued operations	0.03	0.04	0.04	0.04

Net income available to common stockholders	$0.09	$0.23	$0.22	$0.29

Diluted per share information:
Income from continuing operations	$0.06	$0.18	$0.18	$0.24
Income from discontinued operations	0.03	0.04	0.04	0.04

Net income available to common stockholders	$0.09	$0.22	$0.22	$0.28

     Because of the method used in calculating per share data, the quarterly per share data will not necessarily add to the per share data as computed for the year.
     During the fourth quarter of the year ended December 31, 2005, the Company recorded $3.6 million of transaction costs related to the completion of the spinoff of its publishing and wireless businesses to TCM and recorded a $3.2 million impairment charge of the FCC license for its wireless business. These amounts are included in the results of the discontinued operations. See Note B. Discontinued Operations for further discussion of the TCM spinoff and impairment charge. Also during the fourth quarter of the year ended December 31, 2005, the Company modified the conversion price of the Company’s Series C Preferred Stock. The modification of the conversion price resulted in a non-cash deemed dividend to the Preferred Stockholders of approximately $2.4 million. See note G of Redeemable Preferred Stock for further discussion.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
     None
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
     An evaluation as of December 31, 2005 was carried out under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, the CEO and the CFO have concluded that the Company’s disclosure controls and procedures are effective.
Changes in Internal Control Over Financial Reporting
     No change in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2005 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting and Attestation Report of our Independent Registered Public Accounting Firm
     Our Management’s Report on Internal Control over Financial Reporting and Attestation Report of our Independent Registered Public Accounting Firm thereon are set forth in Item 8. of this Annual Report on Form 10-K.
Item 9B. Other Information.
     None.
PART III
Item 10. Directors and Executive Officers of the Registrant.
     The information relating to our directors and audit committee, compliance with Section 16(a) of the Exchange Act, and our code of ethics applicable to our chief executive, financial and accounting officers set forth in the Company’s definitive Proxy Statement for the 2006 Annual Meeting of Shareholders (to be filed within 120 days after December 31, 2005) is incorporated herein by reference. In addition, the information set forth under “Executive Officers of the Registrant” in Part I of this Report is incorporated herein by reference.
Item 11. Executive Compensation.
     The information set forth in “Proposal No. One: Election of Directors” under the headings “Executive Compensation,” “Compensation of Directors,” “Employment Agreements” and “Compensation Committee Interlocks and Insider Participation” in the Company’s definitive Proxy Statement for the 2006 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     The information set forth in “Proposal No. One: Election of Directors” under the heading “Share Ownership” in the Company’s definitive Proxy Statement for the 2006 Annual Meeting of Shareholders is incorporated herein by reference.
Equity Compensation Plan Information
     The following table gives information about the Common Stock and Class A Common Stock that may be issued upon the exercise of options, warrants and rights under all existing equity compensation plans as of December 31, 2005.
Equity Compensation Plan Information

			Number of securities remaining
	Number of securities to	Weighted-average	available for future issuance
	be issued upon exercise	exercise price of	under equity compensation
	of outstanding options,	outstanding options,	plans (excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in 1st column)
Common
Equity compensation plans approved by security holders (1)	1,664,378	$11.20	4,598,532

Equity compensation plans not approved by security holders (2)	-0-	$-0-	-0-

Total	1,664,378		4,598,532

Class A Common
Equity compensation plans approved by security holders (3)	19,337	$17.81	1,350

Equity compensation plans not approved by security holders	-0-	$-0-	-0-

Total	19,337		1,350

(1)	Includes securities available for future issuance under the 2002 Long-Term Incentive Plan.

(2)	Includes securities available for future issuance under the 2002 Long-Term Incentive Plan.
Item 13. Certain Relationships and Related Transactions.
     The information set forth in “Proposal No. One: Election of Directors” under the headings “Certain Relationships and Related Transactions” and “Compensation Committee Interlocks and Insider

Participation” in the Company’s definitive Proxy Statement for the 2006 Annual Meeting of Shareholders is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services.
     The information set forth in the Company’s definitive Proxy Statement for the 2006 Annual Meeting of Shareholders concerning principal accountant fees and services is incorporated herein by reference.
PART IV
Item 15. Exhibits and Financial Statement Schedules.
     (a) (1) and (2) List of Financial Statements and Financial Statement Schedules.
     (1) Financial Statements.
          See Item Part II, Item 8. for the index of financial statements.
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
     (b) Exhibits.
3.1	Articles of Amendment of the restated Articles of Incorporation of Gray Television, Inc. dated June 1, 2004

3.2	Bylaws of Gray Television, Inc., as amended (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 0-13796)

3.3	Amendment to bylaws of Gray Television, Inc. dated January 6, 1999

3.4	Amendment to the Restated Articles of Gray Television, Inc., dated September 16, 2002 (incorporated by reference to Exhibit 3.4 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-13796)

4.1	See Exhibits 3.1 and 3.3 for provisions of the Articles of Incorporation and Bylaws defining rights of holders of the Common Stock

4.2	Indenture, for the Company’s 9 1/4% Senior Subordinated Notes due 2011, dated as of September 15, 2001 (incorporated by reference to Exhibit 4.13 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, File No. 0-13796)

4.3	Supplemental Indenture, for the Company’s 9 1/4% Senior Subordinated Notes due 2011, dated as of September 10, 2002 (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K, filed on September 9, 2002, File No. 0-13796)

4.4	Warrant, dated January 4, 1996, to purchase 487,500 shares of Class A Common Stock (incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement on Form S-1, Registration No. 333-04340)

4.5	Form of Warrant, to purchase 500,000 shares of Class A Common Stock (incorporated by reference to Exhibit 10.18 of the Company’s Registration Statement on Form S-1, Registration No. 333-04338)

4.6	Registration Rights Agreement, dated as of December 21, 2001, by and among Gray Television, Inc., First Union Securities, Inc., Banc of America Securities, LLC, and Allen & Company, Incorporated (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-4, Registration No. 333-86068)

4.7	Registration Rights Agreement, dated as of April 22, 2002, by and among Gray Television, Inc. and Certain Investors (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-3, Registration No. 333-88694)

10.1	Sixth Amended and Restated Loan Agreement, dated November 22, 2005, by and among Gray Television, Inc., as Borrower, Wachovia Bank, National Association, as Administrative Agent, Wachovia Capital Markets, LLC, as Sole Lead Arranger and Sole Bookrunner, Bank of America, N.A., as Syndication Agent, and Deutsche Bank Trust Company Americas, Allied Irish Banks PLC, Key Bank National Association, and Goldman Sachs Credit Partners L.P., each as a Documentation Agent (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K, filed on November 29, 2005, File No. 1-13796)

10.2	Preferred Stock Purchase Agreement, dated as of April 22, 2002, by and among Gray Television, Inc. and Certain Investors (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-3, Registration No. 333-88694)

10.3	Exchange Agreement, dated as of April 22, 2002, by and among Gray Television, Inc. and certain holders of the Company’s preferred stock (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-3, Registration No. 333-88694)

10.4	Agreement and Plan of Merger, dated as of June 4, 2002, by and among the Company, Gray MidAmerica Television, Inc. and Stations Holding Company, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Registration Statement on Form S-3, Registration No. 333-88694)

10.5	Asset Purchase Agreement, dated as of June 4, 2002, by and among Chelsey Broadcasting Company, LLC, Benedek Broadcasting Corporation and Benedek License, Inc. (incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement on Form S-3, Registration No. 333-88694)

10.6	Form of Preferred Stock Exchange and Purchase Agreement, between the Company and Bull Run Corporation (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1, Registration No. 333-04338)

10.7	Supplemental Pension Plan (incorporated by reference to Exhibit 10(a) of the Company’s Registration Statement on Form 10, File No. 0-13796)*

10.8	Reserved

10.9	2002 Long-Term Incentive Plan (incorporated by reference to the Company’s definitive Proxy Statement on Schedule 14A, filed on August 15, 2002)*

10.10	Reserved

10.11	Capital Accumulation Plan (incorporated by reference to Exhibit 10(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994, File No. 0-13796)*

10.12	Directors’ Restricted Stock Plan (incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, File No. 1-13796)*

10.13	Reserved

10.14	Reserved

10.15	Asset Purchase Agreement, dated as of September 3, 2002, by and among Smith Television Group, Inc., Smith Television Holdings, Inc. and Gray Television, Inc. (incorporated by reference to Exhibit 10-15 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, File No. 1-13796)

10.16	Reserved

10.17	Warrant Purchase Agreement, dated April 15, 2003, between Bull Run Corporation and the Company (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003, filed on November 12, 2003, File No. 1-13796)

10.18	Stock Purchase Agreement, dated August 19, 2003, between Bull Run Corporation and the Company (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003, filed on November 12, 2003, File No. 1-13796)

14.1	Code of Ethics as approved by the Company’s board of directors on March 3, 2004. (incorporated by reference to Exhibit 14.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed on March 12, 2004, File No. 1-13796)

16.1	Letter re: Change in Certifying Accountant (incorporated by reference to the Company’s Current Report on Form 8-K, filed on January 8, 2002, File No. 0-13796)

21.1	Subsidiaries of the Registrant

23.1	Consent of PricewaterhouseCoopers LLP

24.1	Power of Attorney (contained in the signature page of this Report)

31.1	Rule 13 (a) – 14 (a) Certificate of Chief Executive Officer

31.2	Rule 13 (a) – 14 (a) Certificate of Chief Financial Officer

32.1	Section 1350 Certificate of Chief Executive Officer

32.2	Section 1350 Certificate of Chief Financial Officer

*	Compensation Plan or Arrangement
     (c) Financial Statement Schedules — The response to this section is submitted as a part of (a)(1) and (2).

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gray Television, Inc.

Date: March 16, 2006	By:	/s/ J. Mack Robinson

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

Date: March 16, 2006	By:	/s/ William E. Mayher, III

William E. Mayher, III,
Chairman of the Board

Date: March 16, 2006	By:	/s/ J. Mack Robinson

J. Mack Robinson, Director, Chairman and
Chief Executive Officer

Date: March 16, 2006	By:	/s/ Richard L. Boger

Richard L. Boger, Director

Date: March 16, 2006	By:	/s/ RAY M. DEAVER.

Ray M. Deaver, Director

Date: March 16, 2006	By:	/s/ T. L. ELDER

T. L. Elder, Director

Date: March 16, 2006	By:	/s/ Hilton H. Howell, Jr.

Hilton H. Howell, Jr., Director

Date: March 16, 2006	By:	/s/ Zell B. Miller

Zell B. Miller, Director

Date: March 16, 2006	By:	/s/ Howell W. Newton

Howell W. Newton, Director

Date: March 16, 2006	By:	/s/ Hugh Norton

Hugh Norton, Director

Date: March 16, 2006	By:	/s/ Robert S. Prather, Jr.

Robert S. Prather, Jr., Director

Date: March 16, 2006	By:	/s/ Harriett J. Robinson

Harriett J. Robinson, Director

Date: March 16, 2006	By:	/s/ James C. Ryan

James C. Ryan,
Sr.Vice President & Chief Financial Officer

Date: March 16, 2006	By:	/s/ Jackson S. Cowart, IV

Jackson S. Cowart, IV,
Chief Accounting Officer

GRAY TELEVISION, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(amounts in thousands)

		Col. C
		Additions
	Col. B	Charged	Charged to		Col. E
	Balance at	to	Other	Col. D	Balance at
Col. A	Beginning	Costs and	Accounts	Deductions	End of
Description	Of Period	Expenses	(2)	(1)	Period
Year Ended December 31, 2005
Allowance for doubtful accounts	$733	$387	$71	$627	$564
Valuation allowance for deferred tax asset	$3,722	$852	$-0-	$-0-	$4,574

Year Ended December 31, 2004
Allowance for doubtful accounts	$998	$308	$-0-	$573	$733
Valuation allowance for deferred tax asset	$3,125	$597	$-0-	$-0-	$3,722

Year Ended December 31, 2003
Allowance for doubtful accounts	$1,057	$375	$83	$517	$998
Valuation allowance for deferred tax asset	$-0-	$3,125	$-0-	$-0-	$3,125

(1)	Deductions are write-offs of amounts not considered collectible.

(2)	Represents amounts recorded in connection with acquisitions.

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Articles of Amendment to the Restated Articles of Incorporation of Gray Television, Inc. dated June 1, 2004.

3.3	Amendment to bylaws of Gray Television, Inc. dated January 6, 1999

21.1	Subsidiaries of the Registrant

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Rule 13 (a) — 14 (a) Certificate of the Chief Executive Officer

31.2	Rule 13 (a) — 14 (a) Certificate of the Chief Financial Officer

32.1	Section 1350 Certificate of the Chief Executive Officer

32.2	Section 1350 Certificate of the Chief Financial Officer