Form 10-Q
period 2006-03-31
GRAY TELEVISION INC
filed 2006-05-09
CIK 43196

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2006
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
Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock, (No Par Value)	Class A Common Stock, (No Par Value)
43,138,635 shares outstanding as of May 3, 2006	5,753,020 shares outstanding as of May 3, 2006

INDEX
GRAY TELEVISION, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands)

	March 31,	December 31,
	2006	2005
Assets:
Current assets:
Cash and cash equivalents	$7,004	$9,315
Trade accounts receivable, less allowance for doubtful accounts of $875 and $564, respectively	53,052	58,436
Current portion of program broadcast rights, net	6,411	8,548
Related party receivable	316	1,645
Deferred tax asset	1,775	1,091
Other current assets	3,981	2,149

Total current assets	72,539	81,184

Property and equipment:
Land	20,664	20,011
Buildings and improvements	40,350	35,903
Equipment	245,569	220,787

	306,583	276,701
Accumulated depreciation	(119,979)	(113,940)

	186,604	162,761

Deferred loan costs, net	13,358	13,954
Broadcast licenses	1,059,051	1,023,428
Goodwill	268,523	222,394
Other intangible assets, net	5,371	3,658
Investment in broadcasting company	13,599	13,599
Related party investment	1,746	1,682
Other	3,364	2,394

Total assets	$1,624,155	$1,525,054

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued) (Unaudited)
(in thousands)

	March 31,		December 31,
	2006		2005
Liabilities and stockholders’ equity:
Current liabilities:
Trade accounts payable	$5,853		$4,803
Employee compensation and benefits	8,803		9,567
Current portion of accrued pension costs	3,051		3,051
Accrued interest	14,367		4,463
Other accrued expenses	10,355		12,366
Federal and state income taxes	1,427		1,833
Current portion of program broadcast obligations	8,284		10,391
Acquisition related liabilities	1,836		4,033
Deferred revenue	783		697
Current portion of long-term debt	4,577		3,577

Total current liabilities	59,336		54,781

Long-term debt, less current portion	862,680		788,932
Program broadcast obligations, less current portion	2,039		960
Deferred income taxes	274,348		253,341
Long-term deferred revenue	3,386		2,190
Other, including non-current portion of accrued pension costs	6,077		4,764

Total liabilities	1,207,866		1,104,968

Commitments and contingencies (Note G)

Redeemable Serial Preferred Stock, no par value; cumulative; convertible; designated 5 shares, respectively, issued and outstanding 4 shares, respectively ($39,640 aggregate liquidation value, respectively)	39,111		39,090

Stockholders’ equity:
Common Stock, no par value; authorized 100,000 shares, respectively, issued 45,364 shares and 45,259 shares, respectively	441,721		441,533
Class A Common Stock, no par value; authorized 15,000 shares, respectively; issued 7,332 shares, respectively	15,321		15,282
Accumulated deficit	(27,494)		(22,662)
Accumulated other comprehensive loss, net of income tax	(1,206)		(1,257)
Unearned compensation	-0	-	(736)

	428,342		432,160
Treasury Stock at cost, Common Stock, 2,222 shares, respectively	(28,766)		(28,766)
Treasury Stock at cost, Class A Common Stock, 1,579 shares, respectively	(22,398)		(22,398)

Total stockholders’ equity	377,178		380,996

Total liabilities and stockholders’ equity	$1,624,155		$1,525,054

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands except for per share data)

Three Months Ended
March 31,
2006	2005
Revenues (less agency commissions)	$68,234	$58,309

Operating expenses:
Operating expenses before depreciation, amortization and loss on disposal of assets, net:	45,064	38,694
Corporate and administrative	3,743	2,744
Depreciation	7,737	5,412
Amortization of intangible assets	592	209
Loss on disposal of assets, net	82	33

57,218	47,092

Operating income	11,016	11,217
Other income (expense):
Miscellaneous income, net	346	295
Interest expense	(15,466)	(11,113)
Loss on early extinguishment of debt	(110)	-0	-

Income (loss) from continuing operations before income taxes	(4,214)	399
Income tax expense (benefit)	(1,660)	150

Income (loss) from continuing operations	(2,554)	249
Income from operations of discontinued publishing and wireless operations net of income tax expense of $0 and $1,195, respectively	-0	-	1,826

Net income (loss)	(2,554)	2,075
Preferred dividends (includes accretion of issuance cost of $22, respectively)	815	815

Net income (loss) available to common stockholders	$(3,369)	$1,260

Basic per share information:
Loss from continuing operations available to common stockholders	$(0.07)	$(0.01)
Income from discontinued operations, net of tax	$0.00	$0.04

Net income (loss) available to common stockholders	$(0.07)	$0.03

Weighted average shares outstanding	48,741	48,599

Diluted per share information:
Loss from continuing operations available to common stockholders	$(0.07)	$(0.01)
Income from discontinued operations, net of tax	$0.00	$0.04

Net income (loss) available to common stockholders	$(0.07)	$0.03

Weighted average shares outstanding	48,741	49,045

Dividends declared per share	$0.03	$0.03

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (Unaudited)
(in thousands except for number of shares)

																			Accumulated
	Class A								Retained		Class A				Common				Other
	Common Stock				Common Stock				Earnings		Treasury Stock				Treasury Stock				Comprehensive		Unearned
	Shares		Amount		Shares		Amount		(Deficit)		Shares		Amount		Shares		Amount		Income (Loss)		Compensation		Total
Balance at December 31, 2005	7,331,574		$15,282		45,258,544		$441,533		$(22,662)		(1,578,554)		$(22,398)		(2,221,550)		$(28,766)		$(1,257)		$(736)		$380,996

Net loss	-0	-	-0	-	-0	-	-0	-	(2,554)		-0	-	-0	-	-0	-	-0	-	-0	-	-0	-	(2,554)
Gain on derivatives, net of income tax	-0	-	-0	-	-0	-	-0	-	-0	-	-0	-	-0	-	-0	-	-0	-	51		-0	-	51

Comprehensive income	-0	-	-0	-	-0	-	-0	-	-0	-	-0	-	-0	-	-0	-	-0	-	-0	-	-0	-	(2,503)

Reclassification upon adoption of SFAS 123 (R)	-0	-	-0	-	-0	-	(736)		-0	-	-0	-	-0	-	-0	-	-0	-	-0	-	736		-0	-

Common Stock cash dividends ($0.03) per share	-0	-	-0	-	-0	-	-0	-	(1,463)		-0	-	-0	-	-0	-	-0	-	-0	-	-0	-	(1,463)
Preferred Stock dividends	-0	-	-0	-	-0	-	-0	-	(815)		-0	-	-0	-	-0	-	-0	-	-0	-	-0	-	(815)
Issuance of Common Stock:
401(k) plan	-0	-	-0	-	50,741		433		-0	-	-0	-	-0	-	-0	-	-0	-	-0	-	-0	-	433
Directors’ restricted stock plan	-0	-	-0	-	55,000		-0	-	-0	-	-0	-	-0	-	-0	-	-0	-	-0	-	-0	-	-0	-
Spinoff of publishing and wireless businesses	-0	-	39		-0	-	293		-0	-	-0	-	-0	-	-0	-	-0	-	-0	-	-0	-	332
Stock based compensation	-0	-	-0	-	-0	-	198		-0	-	-0	-	-0	-	-0	-	-0	-	-0	-	-0	-	198

Balance at March 31, 2006	7,331,574		$15,321		45,364,285		$441,721		$(27,494)		(1,578,554)		$(22,398)		(2,221,550)		$(28,766)		$(1,206)		$-0	-	$377,178

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

Three Months Ended
March 31,
2006	2005
Operating activities
Net income (loss)	$(2,554)	$2,075
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	7,737	5,814
Amortization of intangible assets	592	209
Amortization of deferred loan costs	595	447
Amortization of bond discount	33	36
Amortization of restricted stock awards	122	98
Amortization of stock option awards	76	-0	-
Amortization of program broadcast rights	3,304	2,815
Payments on program broadcast obligations	(3,286)	(2,815)
Supplemental employee benefits	(9)	(12)
Common Stock contributed to 401(K) Plan	433	455
Deferred income taxes	(1,492)	810
Loss on disposal of assets, net	82	33
Other	348	69
Changes in operating assets and liabilities, net of business acquisitions:
Receivables, inventories and other current assets	7,721	6,529
Accounts payable and other current liabilities	(4,713)	(4,502)
Accrued interest	9,904	6,750

Net cash provided by operating activities	18,893	18,811

Investing activities
Acquisition of television businesses and licenses, net of cash acquired	(84,880)	(13,850)
Purchases of property and equipment	(7,502)	(6,659)
Proceeds from assets sales	11	16
Payments on acquisition related liabilities	(1,220)	(260)
Other	(72)	509

Net cash used in investing activities	(93,663)	(20,244)

Financing activities
Proceeds from borrowings on long term debt	100,000	-0	-
Repayments of borrowings on long-term debt	(25,283)	(957)
Dividends paid, net of accreted preferred dividend	(2,258)	(8,124)
Income tax benefit relating to stock plans	-0	-	329
Proceeds from issuance of Common Stock	-0	-	1,557
Purchase of Common Stock	-0	-	(5,235)

Net cash provided by (used in) financing activities	72,459	(12,430)

Increase (decrease) in cash and cash equivalents	(2,311)	(13,863)
Cash and cash equivalents at beginning of period	9,315	50,566

Cash and cash equivalents at end of period	$7,004	$36,703

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE A—BASIS OF PRESENTATION
     The accompanying unaudited condensed consolidated financial statements of Gray Television, Inc. (“Gray”, “we”, “us”, “our” or “the Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. The Company’s operations consist of one reportable segment. Operating results for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in Gray’s Annual Report on Form 10-K for the year ended December 31, 2005.
Stock-Based Compensation — Effect of Adoption of SFAS 123(R)
     On January 1, 2006, Gray adopted Statement of Financial Accounting Standards No. 123(R) (“SFAS 123(R)”), Share Based Payment. Prior to January 1, 2006, Gray accounted for stock-based awards under the intrinsic value method, which followed the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The intrinsic value method of accounting resulted in our recognition of expense over the vesting period of restricted stock awards. The expense recognized was equal to the fair value of the restricted shares on the date of grant based on the number of shares granted and the quoted price of our common stock. Under the intrinsic value method we did not recognize any compensation costs for our stock options because the exercise prices of the options were equal to the market prices of the underlying stock on the date of grant.
     Gray adopted SFAS 123(R) using the modified prospective method, which requires measurement of compensation cost for all stock based awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. The recognized expense is net of expected forfeitures and restatement of prior periods is not required. The fair value of restricted stock is determined based on the number of shares granted and the quoted market price of our common stock. The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with our valuation techniques previously utilized for options in footnote disclosures under Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation, as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock Based Compensation – Transition and Disclosure.
     On March 29, 2005, the Securities and Exchange Commission (“SEC”) published Staff Accounting Bulletin No. 107 (“SAB 107”), which provides the Staff’s views on a variety of matters related to stock based payments. SAB 107 requires that stock based compensation be classified in the same expense line items as cash compensation. The application of SFAS 123(R) had the following effect on the quarter ended March 31, 2006 reported amounts relative to amounts that would have been reported using the intrinsic value method under previous accounting (in thousands, except per share amounts):

NOTE A—BASIS OF PRESENTATION (Continued)
Stock-Based Compensation — Effect of Adoption of SFAS 123(R) (Continued)

	Three Months Ended March 31, 2006
	Using Previous		SFAS 123(R)
	Accounting Method		Adjustments		As Reported
Income from operations	$11,092		$76		$11,016
Loss before income taxes	$(4,138)		$76		$(4,214)
Net loss available to common stockholders	$(3,323)		$46		$(3,369)

Net income available to common stockholders per common share:
Basic	$(0.07)		$0.00		$(0.07)
Diluted	$(0.07)		$0.00		$(0.07)

Cash flow from operating activities	$-0	-	$-0	-	$-0	-
Cash flow from financing activities	$-0	-	$-0	-	$-0	-
Stock-Based Compensation — Valuation Assumptions for Stock Options
     No stock options were granted in the quarter ended March 31, 2006. The fair value for each stock option granted in the quarter ended March 31, 2005 was estimated at the date of grant using the Black-Scholes option pricing model, using weighted average assumptions as follows: risk free interest rate 3.70%; dividend yield of 0.81%; volatility of the expected market price of the Company’s stock of 0.33 and a weighted average expected life of the options of 4.28 years. The Company’s expected forfeitures were 2.5%. Expected volatilities are based on historical volatilities of our common stock and Class A common stock. The expected life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to the vesting schedules and our historical exercise patterns. The risk free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding to the expected life of the option. Expected forfeitures were estimated based on historical forfeiture rates.
Stock-Based Compensation — Fair-Value Disclosures – Prior to SFAS 123(R) Adoption
     Stock based compensation for the three months ended March 31, 2005 was determined using the intrinsic value method. The following table provides supplemental information for the three months ended March 31, 2005 as if stock-based compensation had been computed under SFAS 123(R) (in thousands, except per share data):

	Three Months
	Ended
	March 31, 2005
Net income available to common stockholders, as reported	$1,260
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	-0	-
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(189)

Net income available to common stockholders, pro forma	$1,071

Net income per common share:
Basic, as reported	$0.03
Basic, pro forma	$0.02
Diluted, as reported	$0.03
Diluted, pro forma	$0.02

NOTE A—BASIS OF PRESENTATION (Continued)
Earnings Per Share
     Gray computes earnings per share in accordance with FASB Statement No. 128, “Earnings Per Share” (“EPS”). The following table reconciles weighted average shares outstanding – basic to weighted average shares outstanding – diluted for the three months ended March 31, 2006 and 2005 (in thousands):

	Three Months Ended
	March 31,
	2006		2005
Weighted average shares outstanding – basic	48,741		48,599
Stock options, warrants, convertible preferred stock and restricted stock	-0	-	446

Weighted average shares outstanding — diluted	48,741		49,045

     For the three months ended March 31, 2006, the Company generated a net loss, therefore all common stock equivalents were excluded in the computation of diluted earnings per share because they were antidilutive. For the three months ended March 31, 2005, the Company generated net income; therefore, common stock equivalents related to employee stock-based compensation plans, warrants and convertible preferred stock were included in the computation of diluted earnings per share to the extent that their exercise costs and conversion prices exceeded market value. The number of antidilutive common stock equivalents excluded from diluted earnings per share for the respective periods are as follows (in thousands):

	Three Months Ended
	March 31,
	2006	2005
Antidilutive common stock equivalents excluded from diluted earnings per share	5,449	4,455
  Changes in Classifications
     The classification of certain prior year amounts in the accompanying consolidated financial statements have been changed in order to conform to the current year presentation.
NOTE B—BUSINESS ACQUISITIONS AND DISPOSITION
WNDU-TV
     On March 3, 2006, the Company acquired all of the capital stock of Michiana Telecasting Corporation, operator of WNDU-TV, from The University of Notre Dame. Total cost was $88.1 million which included the contract price of $85.0 million, working capital adjustments of $2.7 million and transaction costs of $0.4 million. WNDU-TV serves the South Bend – Elkhart, Indiana television market and is an NBC affiliate. In January 2006, the Company borrowed $100 million under its senior credit facility. These funds were used to fund the acquisition of WNDU-TV and to reduce other portions of the Company’s then outstanding revolving credit facility debt.
     The acquisition of WNDU-TV was accounted for under the purchase method of accounting. Under the purchase method of accounting, the results of operations of the acquired business are included in the accompanying consolidated financial statements as of its acquisition date. The identifiable assets and liabilities of the acquired business are recorded at their estimated fair values with the excess of the purchase price over such identifiable net assets allocated to goodwill. The amounts assigned to these assets and liabilities are preliminary pending receipt of all transactional costs. The following table summarizes the preliminary fair values of the assets acquired and the liabilities assumed at the date of acquisition of WNDU-TV (in thousands):

NOTE B—BUSINESS ACQUISITIONS AND DISPOSITION (Continued)
WNDU-TV (Continued)

Description	Amount
Cash	$3,311
Accounts receivable	2,784
Current portion of program broadcast rights	421
Other current assets	62
Program broadcast rights excluding current portion	260
Property and equipment	22,382
Broadcast licenses	35,623
Goodwill	46,021
Other intangible assets	2,322
Trade payables and accrued expenses	(2,687)
Current portion of program broadcast obligations	(436)
Deferred income tax liability	(21,782)
Program broadcast obligations excluding current portion	(195)

Total purchase price including expenses	$88,086

     The goodwill recorded in association with the acquisition is not deductible for income tax purposes. Broadcast licenses and goodwill are indefinite lived intangible assets.
Pro Forma Operating Results (Unaudited)
     This unaudited pro forma operating data does not purport to represent what the Company’s actual results of operations would have been had the Company acquired WNDU-TV on January 1, 2005 and should not serve as a forecast of the Company’s operating results for any future periods. The pro forma adjustments are based solely upon certain assumptions that management believes are reasonable under the circumstances at this time. Unaudited pro forma operating data for the three months ended March 31, 2006 and 2005 is presented as though WNDU-TV had been acquired at the beginning of the respective periods as follows (in thousands, except per common share data):

	Pro Forma for the
	Three Months Ended
	March 31,
	2006	2005
	(Unaudited)
Operating revenues	$70,819	$61,715
Operating income	10,793	10,873
Loss from continuing operations, net of income tax	(2,966)	(526)
Net income (loss)	(2,966)	1,300
Preferred dividends	815	815
Net income (loss) available to common stockholders	$(3,781)	$485

Basic per share information:
Loss from continuing operations available to common stockholders	$(0.08)	$(0.03)
Income from discontinued operations, net of income tax	0.00	0.04

Net loss available to common stockholders	$(0.08)	$0.01

Weighted average shares outstanding	48,741	48,599

Diluted per share information:
Loss from continuing operations available to common stockholders	$(0.08)	$(0.03)
Income from discontinued operations, net of income tax	0.00	0.04

Net loss available to common stockholders	$(0.08)	$0.01

Weighted average shares outstanding	48,741	49,045

NOTE B—BUSINESS ACQUISITIONS AND DISPOSITION (Continued)
Pro Forma Operating Results (Unaudited) (Continued)
     In addition to the operating results of WNDU-TV, the pro forma results presented above include adjustments to reflect (i) additional interest expense associated with debt to finance the acquisition, (ii) depreciation and amortization of assets acquired and (iii) the income tax effect of such pro forma adjustments.
2005 Spinoff
     On December 30, 2005, the Company completed the spinoff of all of the outstanding stock of Triple Crown Media., Inc. (“TCM”). Immediately prior to the spinoff, the Company contributed all of the membership interests in Gray Publishing, LLC which owned and operated the Company’s Gray Publishing and GrayLink Wireless businesses and certain other assets to TCM. The financial position and results of operations of the publishing and wireless businesses are reported in the Company’s consolidated balance sheet and statement of operations as discontinued operations for the three months ended March 31, 2005.
NOTE C—LONG-TERM DEBT
     As of March 31, 2006, Gray’s senior credit facility had a maximum term of six years (or seven years, with respect to the term loan B facility) and the total amount available under the agreement was $600 million, consisting of a $100 million revolving facility, a $150 million term loan A facility and a $350 million term loan B facility. In addition, an incremental loan facility was also made available under the senior credit facility in the maximum amount of $400 million. On January 31, 2006, Gray borrowed $100 million under the incremental loan facility (term loan C) partially to finance the acquisition of WNDU-TV as well as to reduce the outstanding revolving credit facility.
     The amount outstanding under the senior credit facility as of March 31, 2006 was $608.9 million and was allocated as follows: revolving loan of $10.0 million, term loan A of $150.0 million, term loan B of $349.1 million and term loan C of $99.8 million. As of March 31, 2006, Gray had $90.0 million of available credit under the senior credit facility.
     During the three months ended March 31, 2006, Gray repurchased $1.1 million, face amount, of its Senior Subordinated Notes due 2011 (the “9 1/4% Notes”) in the open market. Associated with this repurchase, Gray recorded a loss upon early extinguishment of debt of $110,000. As of March 31, 2006, Gray’s 9 1/4% Notes had a balance outstanding of $256.6 million excluding unaccreted discount of $0.8 million.
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
     Gray is a holding company with no material independent assets or operations, other than its investment in its subsidiaries. The aggregate assets, liabilities, earnings and equity of the Subsidiary Guarantors are substantially equivalent to the assets, liabilities, earnings and equity of Gray on a consolidated basis. The Subsidiary Guarantors are, directly or indirectly, wholly owned subsidiaries of Gray and the Subsidiary Guarantees are full, unconditional and joint and several. All of the current and future direct and indirect subsidiaries of Gray are guarantors of the 9 1/4% Notes. Accordingly, separate financial statements and other disclosures of each of the Subsidiary Guarantors are not presented because Gray has no independent assets or operations, the guarantees are full and unconditional and joint and several and any subsidiaries of the parent company other than the Subsidiary Guarantors are minor. The senior credit facility is collateralized by substantially all of Gray’s existing and hereafter acquired assets except for real estate.

NOTE C—LONG-TERM DEBT (Continued)
Interest Rate Swap Agreement
     On February 9, 2006, the Company entered into an interest rate swap agreement having a notional amount of $100.0 million. Under this agreement, the Company will pay at an annual fixed rate of 5.05% and receive interest at the 90 day LIBOR rate. The swap agreement will expire on January 3, 2007.
NOTE D—RETIREMENT PLANS
     The following table provides the components of net periodic benefit cost for Gray’s pension plans for the three months ended March 31, 2006 and 2005, respectively (in thousands):

	Three Months Ended
	March 31,
	2006	2005
Service cost	$669	$700
Interest cost	367	325
Expected return on plan assets	(322)	(250)
Loss amortization	93	100

Net periodic benefit cost	$807	$875

     During the three months ended March 31, 2006, Gray contributed $717,000 to its pension plans. During the remainder of 2006, Gray expects to contribute an additional $2.3 million to its pension plans.
NOTE E—LONG TERM INCENTIVE PLAN
     On December 30, 2005, the Company completed the spinoff of its publishing and wireless businesses. As a result of the change in the underlying value of the Company’s common stock, on January 3, 2006 the Company adjusted the exercise price and corresponding number of options in its incentive plans. The adjustment affected all of the employees holding the Company’s stock options. All of the other terms and conditions of the options remained unchanged. The fair market value of the options outstanding prior to the adjustment was equal to the fair market value of the outstanding options after the adjustment. Therefore the adjustment did not result in an accounting charge for the Company.
     On September 16, 2002, the shareholders of the Company approved the 2002 Long Term Incentive Plan (the “2002 Incentive Plan”), which replaced the prior long-term incentive plan, the 1992 Long Term Incentive Plan. Originally, the 2002 Incentive Plan had 2.8 million shares of the Company’s common stock reserved for grants to key personnel for (i) incentive stock options, (ii) non-qualified stock options, (iii) stock appreciation rights, (iv) restricted stock awards and (v) performance awards, as defined by the 2002 Incentive Plan. On May 26, 2004, the shareholders of the Company approved an amendment to the 2002 Incentive Plan, which increased the number of shares reserved for issuance thereunder by two million shares to a total of 4.8 million shares. As of March 31, 2006, 2.6 million shares were available for issuance under the 2002 Incentive Plan. Shares of common stock underlying outstanding options or performance awards are counted against the 2002 Incentive Plan’s maximum shares while such options or awards are outstanding. Under the 2002 Incentive Plan, the options granted typically vest after a two-year period and expire three years after full vesting. However, options will vest immediately upon a “change in control” of the Company as such term is defined in the 2002 Incentive Plan. All options have been granted at prices that approximate fair market value on the date of the grant. During 2003, the Company granted 100,000 shares of restricted stock to the Company’s president of which 60,000 shares were fully vested as of March 31, 2006. During 2003 and in connection with this grant, the Company recorded a liability for unearned compensation of $1.4 million that is being amortized as an expense over the four-year vesting period of the stock. The total amount of unearned compensation is equal to the market value of the shares as of the date of grant.

NOTE E—LONG TERM INCENTIVE PLAN (Continued)
     On May 14, 2003, the Company’s shareholders approved a restricted stock plan for its Board of Directors (the “Directors’ Restricted Stock Plan”). The Company has reserved 1.0 million shares of the Company’s common stock for issuance under this plan and as of March 31, 2006 there were 880,000 shares available for award. The Directors’ Restricted Stock Plan replaces the Company’s non-employee director stock option plan. Under the Directors’ Restricted Stock Plan, each director can be awarded up to 10,000 shares of restricted stock each calendar year. Under this plan, the Company granted 55,000 and 5,000 shares of restricted common stock, in total, to its directors during the three months ended March 31, 2006 and 2005, respectively. Of the total shares granted to date to the directors, 40,000 shares were fully vested as of March 31, 2006. The unearned compensation is being amortized as an expense over the vesting period of the stock. The total amount of unearned compensation is equal to the market value of the shares as of the date of grant.
     Included in expenses recognized in the three months ended March 31, 2006 is $198,000 of non-cash expense for stock-based compensation. The amounts presented for the three months ended March 31, 2005 include $98,000 for non-cash stock based compensation related to restricted stock awards.
     A summary of the Company’s stock option activity for Class A Common Stock, and related information, for the three months ended March 31, 2006 and year ended December 31, 2005 is as follows (in thousands, except weighted average data):

	Three Months Ended
	March 31, 2006
		Weighted
		Average
		Exercise
	Options	Price
Stock options outstanding – beginning of period	19	$17.81
Adjustment	3	15.39

Stock options outstanding – end of period	22	$15.39

Exercisable at end of period	22	$15.39
     The exercise price for class A common stock options outstanding as of March 31, 2006 is $15.39. The weighted-average remaining contractual life of the class A common stock options outstanding is 2.6 years.

NOTE E—LONG TERM INCENTIVE PLAN (Continued)
     A summary of the Company’s stock option activity for common stock, and related information for the three months ended March 31, 2006 and year ended December 31, 2005 is as follows (in thousands, except weighted average data):

	Three Months Ended
	March 31, 2006
		Weighted
		Average
		Exercise
	Options	Price
Stock options outstanding – beginning of period	1,664	$11.20
Adjustment	238	9.80
Options forfeited	(3)	8.57

Stock options outstanding – end of period	1,899	$9.80

Exercisable at end of period	1,666	$9.73

Weighted-average fair value of options granted during the period		$-0	-
     Information concerning common stock options outstanding has been segregated into four groups with similar option prices and is disclosed as follows:

As of March 31, 2006
			Weighted			Weighted Average
			Average	Average		Exercise Price Per
Exercise Price Per		Number of	Exercise	Remaining	Number of Options	Share of Options
Share		options	Price Per	Contractual	Outstanding that	that are
Low	High	outstanding	Share	Life	are Exercisable	Exercisable
		(in thousands)		(in years)	(in thousands)
$7.13	$8.91	364	$7.94	2.2	312	$7.94
$8.91	$10.69	1,154	$9.69	2.5	1,051	$9.69
$10.69	$12.47	305	$11.71	2.1	295	$11.68
$12.47	$14.25	76	$12.77	3.9	8	$12.86

		1,899			1,666

     The aggregate intrinsic value of outstanding options as of March 31, 2006 was $179,000. No options were exercised in the three months ended March 31, 2006. Options vested during the three months ended March 31, 2006 had no intrinsic value due to the market value of the underlying common stock being less than the exercise price.

NOTE E—LONG TERM INCENTIVE PLAN (Continued)
     All of the Company’s options for its class A common stock are vested. The following table summarizes the Company’s non-vested options for its common stock and restricted shares during the three months ended March 31, 2006:

			Weighted
	Number of		Average
	Shares		Fair Value
Nonvested common stock options, December 31, 2005	206,000		$2.59
Adjustment	29,497		$2.59
Vested	(2,286)		$2.59

Nonvested common stock options, March 31, 2006	233,211		$2.59

Nonvested restricted common stock, December 31, 2005	65,000		$12.73
Granted	55,000		$8.65
Vested	-0	-	$-0	-

Nonvested restricted common stock, March 31, 2006	120,000		$10.86

     As of March 31, 2006, there was $1.5 million of total unrecognized compensation cost related to all nonvested share based compensation arrangements. The cost is expected to be recognized over a weighted average period of 1.4 years.
NOTE F—EMPLOYEE STOCK PURCHASE PLAN
     On May 14, 2003, the Company’s shareholders approved the adoption of the Gray Television, Inc. Employee Stock Purchase Plan (the “Stock Purchase Plan”). The Stock Purchase Plan is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code and to provide eligible employees of the Company with an opportunity to purchase the Common Stock through payroll deductions. An aggregate of 500,000 shares of the Common Stock are reserved for issuance under the Stock Purchase Plan and are available for purchase, subject to adjustment in the event of a stock split, stock dividend or other similar change in the common stock or the capital structure of the Company. As of March 31, 2006, 395,840 shares were available under the plan. The price per share at which shares of common stock may be purchased under the Stock Purchase Plan during any purchase period is 85% of the fair market value of the common stock on the last day of the purchase period. The Company’s board of directors has the discretion to establish a different purchase price for a purchase period provided that such purchase price will not be less than 85% of the fair market value of the Common Stock on the transaction date. The Company has historically expensed an amount equal to the discount received by the Stock Purchase Plan participants in the period the participants purchase the shares. This accounting treatment is consistent with SFAS 123 (R) and will continue to be applied by the Company after the adoption of SFAS 123 (R). For the three months ended March 31, 2006 and 2005, the Company expensed approximately $30,000 and $25,000, respectively.

NOTE G—GOODWILL AND INTANGIBLE ASSETS
     A summary of changes in the Company’s goodwill and other intangible assets for the three months ended March 31, 2006 is as follows (in thousands):

	Net Balance at	Acquisitions					Net Balance at
	December 31,	And					March 31,
	2005	Adjustments	Impairments		Amortization		2006
Goodwill	$222,394	$46,129	$-0	-	$-0	-	$268,523
Broadcast licenses	1,023,428	35,623	-0	-	-0	-	1,059,051
Definite lived intangible assets	3,658	2,305	-0	-	(592)		5,371

Total intangible assets net of accumulated amortization	$1,249,480	$84,057	$-0	-	$(592)		$1,332,945

     As of March 31, 2006 and December 31, 2005, the Company’s intangible assets and related accumulated amortization consisted of the following (in thousands):

As of March 31, 2006	As of December 31, 2005
Accumulated	Accumulated
Gross	Amortization	Net	Gross	Amortization	Net
Intangible assets not subject to amortization:
Broadcast licenses	$1,112,750	$(53,699)	$1,059,051	$1,077,127	$(53,699)	$1,023,428
Goodwill	268,523	-0	-	268,523	222,394	-0	-	222,394

$1,381,273	$(53,699)	$1,327,574	$1,299,521	$(53,699)	$1,245,822

Intangible assets subject to amortization:
Network affiliation agreements	$1,264	$(496)	$768	$523	$(419)	$104
Other definite lived intangible assets	13,483	(8,880)	4,603	11,929	(8,375)	3,554

$14,747	$(9,376)	$5,371	$12,452	$(8,794)	$3,658

Total intangibles	$1,396,020	$(63,075)	$1,332,945	$1,311,973	$(62,493)	$1,249,480

     During the three months ended March 31, 2006, the Company recorded $84.0 million of additional intangible assets which were allocated among goodwill, broadcast licenses and definite lived intangible assets of WNDU-TV. Based on the current amount of intangible assets subject to amortization, the amortization expense for the succeeding five years is as follows: 2006: $1.8 million; 2007: $806,000; 2008: $773,000; 2009: $558,000 and 2010: $467,000. As acquisitions and dispositions occur in the future, actual amounts may vary from these estimates.

NOTE H—COMMITMENTS AND CONTINGENCIES
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
     On February 12, 1999, Tarzian filed suit in the United States District Court for the Southern District of Indiana against U.S. Trust Company of Florida Savings Bank as Personal Representative of the Estate, claiming that Tarzian had a binding and enforceable contract to purchase the Tarzian shares from the Estate. On February 3, 2003, the Court entered judgment on a jury verdict in favor of Tarzian for breach of contract and awarding Tarzian $4.0 million in damages. The Estate appealed the judgment and the Court’s rulings on certain post-trial motions, and Tarzian cross-appealed. On February 14, 2005, the U.S. Court of Appeals for the Seventh Circuit issued a decision concluding that no contract was ever created between Tarzian and the Estate, reversing the judgment of the District Court, and remanding the case to the District Court with instructions to enter judgment for the Estate. Tarzian’s petition for rehearing was denied by the Seventh Circuit Court of Appeals, and the U.S. Supreme Court denied Tarzian’s petition for certiorari. Tarzian also filed a motion for a new trial in the District Court based on the Estate’s alleged failure to produce certain documents in discovery. The District Court denied Tarzian’s motion, and on February 24, 2006, the Seventh Circuit Court of Appeals affirmed the District Court’s ruling. On March 20, 2006 Tarzian petitioned the U.S. Supreme Court for certiorari. The Company cannot predict when the final resolution of this litigation will occur.
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
Related Party Transactions
     Through a rights-sharing agreement with Host Communications, Inc. (“Host”), a wholly owned subsidiary of Triple Crown Media, Inc. (“TCM”), a related party, the Company participated jointly with Host in the marketing, selling and broadcasting of certain collegiate sporting events and in related programming, production and other associated activities related to the University of Kentucky. The initial agreement which commenced April 1, 2000 terminated April 15, 2005. As of December 31, 2005, Host owed $1.6 million to the Company which was reported as a related party receivable. This amount was collected in full during the three months ended March 31, 2006. As of March 31, 2006, TCM owed the Company $316,000 for services provided. This balance was recorded as a related party receivable and was current as of that date.

NOTE H—COMMITMENTS AND CONTINGENCIES (Continued)
Related Party Transactions (Continued)
     On October 12, 2004, the University of Kentucky jointly awarded a new sports marketing agreement to the Company and Host. The new agreement commenced on April 16, 2005 and has an initial term of seven years with the option to extend the license for three additional years. Aggregate license fees to be paid to the University of Kentucky over a full ten year term for the agreement will approximate $80.5 million. The Company and Host will share equally the cost of the license fees. During the three months ended March 31, 2006, the Company recognized income under the sports marketing agreement of $64,000. The contract is recorded as a non-current related party investment of $1.7 million as of March 31, 2006 and December 31, 2005, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview
Introduction
     The following analysis of the financial condition and results of operations of Gray Television, Inc. (“the Company” or “Gray”) should be read in conjunction with Gray’s financial statements contained in this report and in Gray’s annual report filed on Form 10-K for the year ended December 31, 2005.
Overview
     The operating revenues of the Company’s television stations are derived primarily from broadcast advertising revenues and, to a much lesser extent, from ancillary services such as production of commercials and tower rentals as well as compensation paid by the networks to the stations for broadcasting network programming.
     Broadcast advertising is sold for placement either preceding or following a television station’s network programming and within local and syndicated programming. Broadcast advertising is sold in time increments and is priced primarily on the basis of a program’s popularity among the specific audience an advertiser desires to reach, as measured by the A. C. Nielsen Company. In addition, broadcast advertising rates are affected by the number of advertisers competing for the available time, the size and demographic makeup of the market served by the station and the availability of alternative advertising media in the market area. Broadcast advertising rates are the highest during the most desirable viewing hours, with corresponding reductions during other hours. The ratings of a local station affiliated with a major network can be affected by ratings of network programming.
     Most broadcast advertising contracts are short-term, and generally run only for a few weeks. Approximately 68% of the net revenues of the Company’s television stations for the three months ended March 31, 2006, were generated from local advertising (including political advertising revenues), which is sold primarily by a station’s sales staff directly to local accounts, and the remainder represented primarily by national advertising, which is sold by a station’s national advertising sales representative. The stations generally pay commissions to advertising agencies on local, regional and national advertising and the stations also pay commissions to the national sales representative on national advertising.
     Broadcast advertising revenues are generally highest in the second and fourth quarters each year, due in part to increases in consumer advertising in the spring and retail advertising in the period leading up to and including the holiday season. In addition, broadcast advertising revenues are generally higher during even numbered years due to spending by political candidates, which spending typically is heaviest during the fourth quarter. Consistent with this trend the Company has earned $1.8 million of political advertising revenue during the current year.
     The broadcasting operations’ primary operating expenses are employee compensation, related benefits and programming costs. In addition, the broadcasting operations incur overhead expenses, such as maintenance, supplies, insurance, rent and utilities. A large portion of the operating expenses of the broadcasting operations is fixed.
Acquisition of WNDU-TV
     On March 3, 2006, the Company acquired all of the outstanding capital stock of Michiana Telecasting Corporation, operator of WNDU-TV, from The University of Notre Dame. Total cost was $88.1 million which included the contract price of $85.0 million, working capital adjustments of $2.7 million and deal costs of $0.4 million. WNDU-TV serves the South Bend – Elkhart, Indiana television market and is an NBC affiliate. In January 2006, the Company borrowed $100 million under its senior credit facility. These funds were used to fund the acquisition of WNDU-TV and to reduce other portions of the Company’s then outstanding revolving credit facility debt.

2005 Spinoff
     On December 30, 2005, the Company completed the spinoff of all of the outstanding stock of Triple Crown Media., Inc. (“TCM”). Immediately prior to the spinoff, the Company contributed all of the membership interests in Gray Publishing, LLC which owned and operated the Company’s Gray Publishing and GrayLink Wireless businesses and certain other assets, to TCM. The financial position and results of operations of the publishing and wireless businesses are reported in the Company’s consolidated balance sheet and statement of operations as discontinued operations for the three months ended March 31, 2005.
Results of Operations
Three Months Ended March 31, 2006 Compared To Three Months Ended March 31, 2005
Broadcast Revenues
     Set forth below are the principal types of broadcast revenues earned by Gray for the periods indicated and the percentage contribution of each to Gray’s total revenues (dollars in thousands):

	Three Months Ended March 31,
	2006		2005
		Percent		Percent
	Amount	of Total	Amount	of Total
Broadcasting net revenues:
Local	$46,522	68.2%	$39,144	67.1%
National	17,202	25.2	15,272	26.2
Network compensation	220	0.3	1,643	2.8
Political	1,776	2.6	293	0.5
Production and other	2,514	3.7	1,957	3.4

Total	$68,234	100.0%	$58,309	100.0%

     Total broadcast revenues increased $9.9 million, or 17%, to $68.2 million. The primary reason for this increase is due to the acquisition of the following television stations: KKCO-TV Grand Junction Co on January 31, 2005; WSWG-TV, Albany GA on November 10, 2005; WSAZ-TV, Charleston — Huntington, WV on November 30, 2005 and WNDU-TV, South Bend, IN on March 3, 2006. In addition, since January 1, 2005, the Company has launched eight digital second channels in its existing television markets. Collectively, the acquisitions and additional channels account for approximately $7.6 million, or 77%, of the Company’s overall increase in revenues. The added stations and channels contributed $4.8 million in local advertising revenues, $2.1 million in national advertising revenues, $78,000 in network compensation, $251,000 in political advertising revenues and $376,000 in production and other revenues.
     For the stations and digital second channels continuously operated since January 1, 2005, local broadcasting advertising revenues increased 2.6 million, or 7%, to $41.4 million due to increased demand for commercial time by local advertisers. Political advertising revenues increased by $1.2 million to $1.5 million reflecting the start of the 2006 election year cycle and network compensation revenue decreased by $1.5 million due to lower revenue specified in the network affiliation agreements. For these previously existing stations, national revenue was essentially consistent with that of the same period of the prior year.
     Operating expenses. Operating expenses increased $10.1 million, or 22%, to $57.2 million.
•	Broadcasting expenses, before depreciation, amortization and loss on disposal of assets, increased $6.4 million, or 16%, or to $45.1 million. Collectively for the stations acquired and digital second channels added, as discussed above, broadcast expenses increased approximately $4.3 million in the three months ended March 31, 2006 which included increases of $2.5 million in payroll and employee benefit expenses and $1.7 million in operating expenses. For the stations and second channels continuously operated since January 1, 2005, broadcast expenses increased approximately $2.1 million, or 6%, to $40.4 million. This increase in existing broadcast expenses was due primarily to $1.4 million in routine increases in payroll and employee benefit expenses and $681,000 of increases in other operating expenses.

•	Corporate and administrative expenses, before depreciation, amortization and loss on disposal of assets increased $1.0 million, or 36%, to $3.7 million. The increase is primarily the result of $273,000 in increased compensation and employee benefit costs and $694,000 in professional services expense, including increases in the costs of audit, legal and temporary accounting personnel. Included in expenses recognized in the three months ended March 31, 2006 is $198,000 of non-cash expense for stock-based compensation. The amounts presented for the three months ended March 31, 2005 include $98,000 for non-cash stock based compensation related to restricted stock awards.

•	Depreciation expense increased $2.3 million, or 43%, to $7.7 million. The increase is attributable to the purchase of equipment for our existing operating locations as well as the acquisition of the television stations described above.

•	Amortization of intangible assets increased $383,000, or 183%, to $592,000. The increase in amortization expense was due the addition of definite life intangible assets in connection with the acquisitions described above.
     Interest expense. Interest expense increased $4.4 million, or 39%, to $15.5 million. This increase is primarily attributable to higher debt associated with the acquisitions described above and higher average interest rates in 2006. The combined average interest rates on the Company’s senior credit facility and the Company’s 9 1/4% Senior Subordinated Notes (the “9 1/4% Notes”), were 7.3% and 6.5% for the three months ended March 31, 2006 and March 31, 2005, respectively. The increase in interest rates was partially offset by the repurchase and extinguishment of $1.1 million of Gray’s 9 1/4% Notes during the January 2006.
     Loss on early extinguishment of debt. Gray reported a loss on early extinguishment of debt in the amount of $110,000 which related to the repurchase and extinguishment by Gray of $1.1 million of its 9 1/4% Notes.
     Income tax expense. An income tax benefit of $1.7 million was recorded for the three months ended March 31, 2006 as compared to an income tax expense of $150,000 for the three months ended March 31, 2005. The benefit recorded in the three months ended March 31, 2006 is consistent with the Company’s pre-tax loss. The effective income tax rate was approximately 39% for the current year and 38% in the prior year.
Liquidity and Capital Resources
General
     The following tables present certain data that Gray believes is helpful in evaluating its liquidity and capital resources (in thousands).

	Three Months Ended March 31,
	2006	2005
Net cash provided by operating activities	$18,893	$18,811
Net cash used in investing activities	(93,663)	(20,244)
Net cash provided by (used in) financing activities	72,459	(12,430)

Decrease in cash and cash equivalents	$(2,311)	$(13,863)

	As of
	March 31, 2006	December 31, 2005
Cash and cash equivalents	$7,004	$9,315
Long-term debt including current portion	867,257	792,509
Preferred stock	39,111	39,090
Available credit under senior credit agreement	90,000	58,500

     Gray and its subsidiaries file a consolidated federal income tax return and such state or local tax returns as are required. Although Gray expects to earn taxable operating income for the foreseeable future, it anticipates that through the use of its available loss carryforwards it will not pay significant amounts of federal or state income taxes in the next several years.
     Management believes that current cash balances, cash flows from operations and available funds under its senior credit facility will be adequate to provide for Gray’s capital expenditures, debt service, cash dividends and working capital requirements for the foreseeable future. The Company is in compliance with its loan covenants.
     Management does not believe that inflation in past years has had a significant impact on Gray’s results of operations nor is inflation expected to have a significant effect upon our business in the near future.
     Net cash provided by operating activities remained consistent with that of the prior year.
     Net cash used in investing activities increased $73.4 million. The increase was largely due to the acquisition of television businesses, primarily WNDU-TV on March 3, 2006, representing a use of cash totaling $84.9 million. The Company expended approximately $13.9 million in cash for the acquisition of KKCO-TV during the first quarter of the prior year.
     Net cash provided by (used in) financing activities increased $84.9 million. During the three months ended March 31, 2006, the Company borrowed $100 million under its senior credit facility primarily to finance the television business acquisitions, described above, as well as to repay $24.1 million outstanding under the revolving credit facility component of its senior credit facility and to repurchase $1.1 million of its 9 1/4% Notes. During the three months ended March 31, 2006, the Company did not repurchase any of its common stock. In the three months ended March 31, 2005 the Company repurchased 354,900 shares of common stock for $5.1 million, and 12,800 shares of class A common stock for $0.1 million. Dividends paid decreased $5.9 million due to the payment in January 2005 of a special dividend that was declared in the fourth quarter of 2004.
Capital Expenditures
     Set forth below is the Company’s capital expenditure activity for the three months ended March 31, 2006 and 2005 (in thousands):

	Three Months Ended March 31, 2006
	Non Digital	Digital	Total
Capital expenditure payments made during the period	$6,972	$530	$7,502

	Three Months Ended March 31, 2005
	Non Digital	Digital	Total
Capital expenditure payments made during the period	$5,132	$1,527	$6,659

Related Party Transactions
     Through a rights-sharing agreement with Host Communications, Inc. (“Host”), a wholly owned subsidiary of Triple Crown Media, Inc. (“TCM”), a related party, the Company participated jointly with Host in the marketing, selling and broadcasting of certain collegiate sporting events and in related programming, production and other associated activities related to the University of Kentucky. The initial agreement which commenced April 1, 2000 terminated April 15, 2005. As of December 31, 2005, Host owed $1.6 million to the Company which was reported as a related party receivable. This amount was collected in full during the three months ended March 31, 2006. As of March 31, 2006, TCM owed the Company $316,000 for services provided. This balance was recorded as a related party receivable and was current as of that date.

     On October 12, 2004, the University of Kentucky jointly awarded a new sports marketing agreement to the Company and Host. The new agreement commenced on April 16, 2005 and has an initial term of seven years with the option to extend the license for three additional years. Aggregate license fees to be paid to the University of Kentucky over a full ten year term for the agreement will approximate $80.5 million. The Company and Host will share equally the cost of the license fees. During the three months ended March 31, 2006, the Company recognized income under the sports marketing agreement of $64,000. The contract is recorded as a non-current related party investment of $1.7 million as of March 31, 2006 and December 31, 2005 respectively.
Stock-based Compensation
     Prior to January 1, 2006, we accounted for stock-based awards under the intrinsic value method, which followed the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock issued to employees”, and related interpretations (“APB 25”). The intrinsic value method of accounting resulted in compensation expense for restricted stock at fair value on date of grant based on the number of shares granted and the quoted price for our common stock. Because we granted our stock options at the quoted market price no compensation expense had been recognized for our stock options under the intrinsic value method prior to the adoption of SFAS 123(R). Compensation expense has been recognized for shares purchased at a discount under the provision of our employee stock purchase plan to the extent of the discount.
     As of January 1, 2006 we have adopted SFAS 123(R) using the modified prospective method, which requires Gray to measure compensation cost for all outstanding unvested share-based awards at fair value on the date of grant and recognize compensation cost over the service period for awards expected to vest. The fair value of restricted stock is determined based on the number of shares granted and the quoted market price of our common stock. The value of share discounts related to our employee stock purchase plan will continue to be expensed. The fair value of our stock options is determined using the Black-Scholes valuation model. Fair value calculations under the Black-Scholes model include several assumptions, including: risk free interest rate; dividend yield; volatility of market price; and weighted average expected life of the options. The methods and assumptions used by the Company are consistent with our valuation techniques previously utilized for stock options in our footnote disclosures under SFAS 123. Under SFAS 123(R) the fair value of stock options is recognized as expense over the service period, net of estimated forfeitures. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from our estimates, such amounts will be recorded as an adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results may differ substantially from these estimates. The recognition of stock-based compensation expense results in a deferred tax benefit for the temporary difference associated with the future tax deductions to be realized when stock options are exercised. SFAS 123(R) amends Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows” and requires stock option exercises resulting in realizable tax benefits related to excess stock-based compensation deductions be prospectively presented in the statement of cash flows as financing cash inflows. No stock options were exercised in the quarter ended March 31, 2006.
     The adoption of SFAS 123(R) resulted in an additional stock-based compensation expense of $76,000 recognized in the three months ended March 31, 2006.
     On December 30, 2005, the Company completed the spinoff of its publishing and wireless businesses. As a result of the change in the underlying value of the Company’s common stock, on January 3, 2006 the Company adjusted the exercise price and corresponding number of options in its incentive plans. The adjustment affected all of the employees holding the Company’s stock options. All of the other terms and conditions of the options remained unchanged. The fair market value of the options outstanding prior to the adjustment was equal to the fair market value of the outstanding options after the adjustment. Therefore the adjustment did not result in an accounting charge for the Company.
     As of March 31, 2006, there was $1.5 million of total unrecognized compensation cost related to all nonvested share based compensation arrangements. The cost is expected to be recognized over a weighted average period of 1.4 years.

Other
     During the three months ended March 31, 2006, Gray contributed $717,000 to its pension plans. During the remainder of 2006, Gray expects to contribute an additional $2.3 million to its pension plans.
Critical Accounting Policies
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make judgments and estimations that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Gray considers its accounting policies relating to intangible assets and income taxes to be critical policies that require judgments or estimations in their application where variances in those judgments or estimations could make a significant difference to future reported results. These critical accounting policies and estimates are more fully disclosed in Gray’s Annual Report on Form 10-K for the year ended December 31, 2005.
Cautionary Note Regarding Forward-Looking Statements
     This quarterly report on Form 10-Q contains “forward-looking statements.” When used in this report, the words “believes,” “expects,” “anticipates,” “should”, “estimates” and similar words and expressions are generally intended to identify forward-looking statements, but some of those statements may use other phrasing. Statements that describe Gray’s future strategic plans, goals or objectives are also forward-looking statements. Readers of this report are cautioned that any forward-looking statements, including those regarding the intent, belief or current expectations of Gray or management, are not guarantees of future performance, results or events and involve risks and uncertainties, and that actual results and events may differ materially from those in the forward-looking statements as a result of various factors including, but not limited to, (i) general economic conditions in the markets in which Gray operates, (ii) competitive pressures in the markets in which Gray operates, (iii) the effect of future legislation or regulatory changes on Gray’s operations, (iv) certain other risks relating to our business, including, our dependence on advertising revenues, our need to acquire non-network television programming, the impact of a loss of any of our FCC broadcast licenses, increased competition and capital costs relating to digital advanced television, pending litigation and our significant level of intangible assets, (v) our high debt levels and (vi) other factors described from time to time in our SEC filings. The forward-looking statements included in this report are made only as of the date hereof. Gray disclaims any obligation to update such forward-looking statements to reflect subsequent events or circumstances, except as required by law.
Item 3. Quantitative and Qualitative Disclosure About Market Risk
     Gray believes that the market risk of its financial instruments as of March 31, 2006 has not materially changed since December 31, 2005. The market risk profile on December 31, 2005 is disclosed in Gray’s Annual Report on Form 10-K for the year ended December 31, 2005.
Item 4. Controls and Procedures
     As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the CEO and the CFO have concluded that Gray’s disclosure controls and procedures are effective to ensure that information required to be disclosed by Gray in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and to ensure that such information is accumulated and communicated to Gray’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosures. There were no changes in Gray’s internal control over financial reporting during the first quarter of 2006 identified in connection with this evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     The information contained in Note H “Commitments and Contingencies” to Gray’s unaudited Condensed Consolidated Financial Statements filed as part of this Quarterly Report on Form 10-Q is incorporated herein by reference.
Item 1A. Risk factors
     Please refer to Part I, Item 1A in the Company’s Form 10-K for the year ended December 31, 2005 for a complete description of the Company’s risk factors. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our 2005 annual report on Form 10-K:
We may be required to take an impairment charge on our goodwill and FCC licenses, which may have a material effect on the value of our total assets.
     As of March 31, 2006, the book value of our FCC licenses was $1.059 billion and the book value of our goodwill was $268.5 million in comparison to total assets of $1.624 billion. Not less than annually, we are required to evaluate our goodwill and FCC licenses to determine if the estimated fair value of these intangible assets is less than book value. If the estimated fair value of these intangible assets is less than book value, we will be required to record a non-cash expense to write down the book value of the intangible asset to the estimated fair value. We cannot make any assurances that any required impairment charges will not have a material effect on our total assets.
Our inability to integrate acquisitions successfully would adversely affect us.
     We have acquired 34 television stations since January 1, 1994 and in the future we may make additional acquisitions. In order to integrate successfully the businesses we acquire we will need to coordinate the management and administrative functions and sales, marketing and development efforts of each company. Combining companies presents a number of challenges, including integrating the management of companies that may have different approaches to sales and service, and the integration of a number of geographically separated facilities. In addition, integrating acquisitions requires substantial management time and attention and may distract management from our day-to-day business. If we cannot successfully integrate the businesses we have acquired and any future acquisitions, our business and results of operations could be adversely affected.
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

GRAY TELEVISION, INC.
(Registrant)

Date: May 9, 2006	By:	/s/ James C. Ryan
James C. Ryan,
Senior Vice President and Chief Financial Officer