Form 10-Q
period 2006-06-30
GRAY TELEVISION INC
filed 2006-08-09
CIK 43196

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2006 or

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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock, (No Par Value)	Class A Common Stock, (No Par Value)

42,302,990 shares outstanding as of August 1, 2006	5,753,020 shares outstanding as of August 1, 2006

INDEX
GRAY TELEVISION, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands)

	June 30,	December 31,
	2006	2005
Assets:
Current assets:
Cash and cash equivalents	$7,441	$9,315
Trade accounts receivable, less allowance for doubtful accounts of $659 and $565, respectively	58,142	58,436
Current portion of program broadcast rights, net	3,386	8,548
Related party receivable	9	1,645
Deferred tax asset	1,599	1,091
Other current assets	4,067	2,149

Total current assets	74,644	81,184

Property and equipment:
Land	20,651	20,011
Buildings and improvements	41,387	35,903
Equipment	251,125	220,787

	313,163	276,701
Accumulated depreciation	(127,174)	(113,940)

	185,989	162,761

Deferred loan costs, net	12,786	13,954
Broadcast licenses	1,059,066	1,023,428
Goodwill	269,972	222,394
Other intangible assets, net	4,661	3,658
Investment in broadcasting company	13,599	13,599
Related party investment	3,430	1,682
Other	3,453	2,394

Total assets	$1,627,600	$1,525,054

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands)

	June 30,	December 31,
	2006	2005
Liabilities and stockholders’ equity:
Current liabilities:
Trade accounts payable	$19,088	$4,803
Employee compensation and benefits	8,669	9,567
Current portion of accrued pension costs	3,649	3,051
Accrued interest	9,076	4,463
Other accrued expenses	6,589	12,366
Federal and state income taxes	1,952	1,833
Current portion of program broadcast obligations	7,430	10,391
Acquisition related liabilities	1,204	4,033
Deferred revenue	3,807	697
Current portion of long-term debt	4,500	3,577

Total current liabilities	65,964	54,781

Long-term debt, less current portion	853,843	788,932
Program broadcast obligations, less current portion	2,354	960
Deferred income taxes	276,762	253,341
Long-term deferred revenue	3,698	2,190
Other, including non-current portion of accrued pension costs	5,959	4,764

Total liabilities	1,208,580	1,104,968

Commitments and contingencies (Note H)

Redeemable Serial Preferred Stock, no par value; cumulative; convertible; designated 5 shares, respectively, issued and outstanding 4 shares, respectively ($39,640 aggregate liquidation value, respectively)	39,134	39,090

Stockholders’ equity:
Common Stock, no par value; authorized 100,000 shares, respectively, issued 45,427 shares and 45,259 shares, respectively	442,326	441,533
Class A Common Stock, no par value; authorized 15,000 shares, respectively; issued 7,332 shares, respectively	15,321	15,282
Retained earnings (deficit)	(25,460)	(22,662)
Accumulated other comprehensive loss, net of income tax	(1,104)	(1,257)
Unearned compensation	—	(736)

	431,083	432,160
Treasury Stock at cost, Common Stock, 2,226 shares and 2,222 shares, respectively	(28,799)	(28,766)
Treasury Stock at cost, Class A Common Stock, 1,579 shares, respectively	(22,398)	(22,398)

Total stockholders’ equity	379,886	380,996

Total liabilities and stockholders’ equity	$1,627,600	$1,525,054

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands except for per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues (less agency commissions)	$81,391	$67,988	$149,626	$126,297
Operating expenses:
Operating expenses before depreciation, amortization and loss on disposal of assets, net:	45,538	39,585	90,602	78,279
Corporate and administrative	2,916	3,033	6,660	5,777
Depreciation	8,312	5,461	16,048	10,874
Amortization of intangible assets	710	210	1,302	417
Loss on disposals of assets, net	189	51	271	84

	57,665	48,340	114,883	95,431

Operating Income	23,726	19,648	34,743	30,866
Other income (expense):
Miscellaneous income, net	59	159	405	453
Interest expense	(16,656)	(11,312)	(32,123)	(22,425)
Loss on early extinguishment of debt	—	(4,770)	(110)	(4,770)

Income from continuing operations before income taxes	7,129	3,725	2,915	4,124
Income tax expense	2,809	1,472	1,149	1,622

Income from continuing operations	4,320	2,253	1,766	2,502
Income from operations of discontinued publishing and wireless operations net of income tax expense of $0, $746, $0 and $1,941, respectively	—	1,140	—	2,966

Net income	4,320	3,393	1,766	5,468
Preferred dividends (includes accretion of issuance cost of $22, $22, $44, and $44, respectively)	815	814	1,629	1,629

Net income available to common stockholders	$3,505	$2,579	$137	$3,839

Basic per share information:
Net income from continuing operations available to common stockholders	$0.07	$0.03	$—	$0.02
Income from discontinued operations, net of tax	—	0.02	—	0.06

Net income available to common stockholders	$0.07	$0.05	$—	$0.08

Weighted average shares outstanding	48,791	48,639	48,767	48,619

Diluted per share information:
Net income from continuing operations available to common stockholders	$0.07	$0.03	$—	$0.02
Income from discontinued operations, net of tax	—	0.02	—	0.06

Net income available to common stockholders	$0.07	$0.05	$—	$0.08

Weighted average shares outstanding	48,791	48,851	48,782	48,948

Dividends declared per share	$0.03	$0.03	$0.06	$0.06

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (Unaudited)
(in thousands except for number of shares)

										Accumulated
	Class A				Retained	Class A		Common		Other
	Common Stock		Common Stock		Earnings	Treasury Stock		Treasury Stock		Comprehensive	Unearned
	Shares	Amount	Shares	Amount	(Deficit)	Shares	Amount	Shares	Amount	Income (Loss)	Compensation	Total
Balance at December 31, 2005	7,331,574	$15,282	45,258,544	$441,533	$(22,662)	(1,578,554)	$(22,398)	(2,221,550)	$(28,766)	$(1,257)	$(736)	$380,996

Net income	—	—	—	—	1,766	—	—	—	—	—	—	1,766
Gain on derivatives, net of income tax	—	—	—	—	—	—	—	—	—	153	—	153

Comprehensive income	—	—	—	—	—	—	—	—	—	—	—	1,919

Reclassification upon adoption of SFAS 123(R)	—	—	—	(736)	—	—	—	—	—	—	736	—

Common Stock cash dividends ($0.06) per share	—	—	—	—	(2,935)	—	—	—	—	—	—	(2,935)

Preferred Stock dividends	—	—	—	—	(1,629)	—	—	—	—	—	—	(1,629)

Issuance of Common Stock:
401(k) plan	—	—	113,196	842	—	—	—	—	—	—	—	842
Directors’ restricted stock plan	—	—	55,000	—	—	—	—	—	—	—	—	—

Repurchase of Common Stock	—	—	—	—	—	—	—	(4,100)	(33)	—	—	(33)

Spinoff of publishing and wireless businesses	—	39	—	296	—	—	—	—	—	—	—	335

Stock based compensation	—	—	—	391	—	—	—	—	—	—	—	391

Balance at June 30, 2006	7,331,574	$15,321	45,426,740	$442,326	$(25,460)	(1,578,554)	$(22,398)	(2,225,650)	$(28,799)	$(1,104)	$—	$379,886

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2006	2005
Operating activities
Net Income	$1,766	$5,468
Adjustments to reconcile Net Income to net cash provided by operating activities:
Depreciation	16,048	11,702
Amortization of intangible assets	1,302	417
Amortization of deferred loan costs	1,168	878
Amortization of bond discount	66	70
Amortization of restricted stock awards	243	196
Amortization of stock option awards	148	—
Write off loan acquisition costs from early extinguishment of debt	(2)	2,684
Amortization of program broadcast rights	6,804	5,657
Payments on program broadcast obligations	(4,408)	(5,668)
Supplemental employee benefits	(19)	(25)
Common Stock contributed to 401(K) Plan	842	848
Deferred income taxes	1,033	2,617
Loss on disposal of assets, net	271	339
Other	765	705
Changes in operating assets and liabilities, net of business acquisitions:
Receivables, inventories and other current assets	2,963	602
Accounts payable and other current liabilities	6,916	(1,786)
Accrued interest	4,613	(3,005)

Net cash provided by operating activities	40,519	21,699

Investing activities
Acquisition of television businesses and licenses, net of cash acquired	(85,243)	(13,945)
Purchases of property and equipment	(14,430)	(17,095)
Proceeds from assets sales	29	—
Payments on acquisition related liabilities	(1,968)	(520)
Other	(1,998)	485

Net cash used in investing activities	(103,610)	(31,075)

Financing activities
Proceeds from borrowings on long term debt	100,000	1,938
Repayments of borrowings on long-term debt	(34,230)	(22,421)
Deferred loan costs	—	(1,595)
Dividends paid, net of accreted preferred dividend	(4,520)	(10,381)
Income tax benefit relating to stock plans	—	404
Proceeds from issuance of Common Stock	—	2,303
Purchase of Common Stock	(33)	(5,235)

Net cash provided by (used in) financing activities	61,217	(34,987)

Net decrease in cash and cash equivalents	(1,874)	(44,363)
Cash and cash equivalents at beginning of period	9,315	50,566

Cash and cash equivalents at end of period	$7,441	$6,203

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE A—BASIS OF PRESENTATION
     The accompanying unaudited condensed consolidated financial statements of Gray Television, Inc. (“Gray”, “we”, “us”, “our” or “the Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. The Company’s operations consist of one reportable segment. Operating results for the six month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in Gray’s Annual Report on Form 10-K for the year ended December 31, 2005.
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
     Gray adopted SFAS123(R) using the modified prospective method, which requires measurement of compensation cost for all stock based awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. The recognized expense is net of expected forfeitures and the restatement of prior periods is not required. The fair value of restricted stock is determined based on the number of shares granted and the quoted market price of our common stock. The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with our valuation techniques previously utilized for options in footnote disclosures under Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation, as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock Based Compensation – Transition and Disclosure.
     On March 29, 2005, the Securities and Exchange Commission (“SEC”) published Staff Accounting Bulletin No. 107 (“SAB 107”), which provides the Staff’s views on a variety of matters related to stock based payments. SAB 107 requires that stock based compensation be classified in the same expense line items as cash compensation. The application of SFAS 123(R) had the following effect on the three months and six months ended June 30, 2006 reported amounts relative to amounts that would have been reported using the intrinsic value method under previous accounting (in thousands, except per share amounts):

NOTE A—BASIS OF PRESENTATION (Continued)
Stock-Based Compensation — Effect of Adoption of SFAS 123(R) (Continued)

	Three months ended June 30, 2006
	Previous	SFAS
	Accounting	123 (R)	As
	Method	Adjustments	Reported
Income from operations	$23,798	$72	$23,726
Income before income taxes	$7,201	$72	$7,129
Net income available to common stockholders	$3,548	$43	$3,505

Net income available to common stockholders per common share:
Basic	$0.07	$—	$0.07
Diluted	$0.07	$—	$0.07

Cash flow from operating activities	$—	$—	$—
Cash flow from financing activities	$—	$—	$—

Six months ended June 30, 2006
	Previous	SFAS
	Accounting	123 (R)	As
	Method	Adjustments	Reported
Income from operations	$34,891	$148	$34,743
Income before income taxes	$3,063	$148	$2,915
Net income available to common stockholders	$226	$89	$137

Net income available to common stockholders per common share:
Basic	$—	$—	$—
Diluted	$—	$—	$—

Cash flow from operating activities	$—	$—	$—
Cash flow from financing activities	$—	$—	$—
Stock-Based Compensation — Valuation Assumptions for Stock Options
     No stock options were granted during the six months ended June 30, 2006. The fair value for each stock option granted in the six months ended June 30, 2005 was estimated at the date of grant using the Black-Scholes option pricing model, using weighted average assumptions as follows: risk free interest rate 3.7%; dividend yield of 0.81%; volatility of the expected market price of the Company’s stock of 0.33 and a weighted average expected life of the options of 4.28 years. The Company’s expected forfeitures were 2.5%. Expected volatilities are based on historical volatilities of our common stock and Class A common stock. The expected life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to the vesting schedules and our historical exercise patterns. The risk free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding to the expected life of the option. Expected forfeitures were estimated based on historical forfeiture rates.

NOTE A—BASIS OF PRESENTATION (Continued)
Stock-Based Compensation — Fair-Value Disclosures – Prior to SFAS 123(R) Adoption
     Stock based compensation for the six months ended June 30, 2005 was determined using the intrinsic value method. The following table provides supplemental information for the three and six months ended June 30, 2005 as if stock-based compensation had been computed under SFAS 123(R) (in thousands, except per share data):

	Three	Six
	Months Ended	Months Ended
	June 30,	June 30,
	2005	2005
Net income available to common stockholders, as reported	$2,579	$3,839
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(666)	(855)

Net income available to common stockholders, pro forma	$1,913	$2,984

Net income per common share:
Basic, as reported	$0.05	$0.08
Basic, pro forma	$0.04	$0.06

Diluted, as reported	$0.05	$0.08
Diluted, pro forma	$0.04	$0.06
Earnings Per Share
     Gray computes earnings per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“EPS”). The following table reconciles weighted average shares outstanding – basic to weighted average shares outstanding – diluted for the three and six months ended June 30, 2006 and 2005 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Weighted average shares outstanding — basic	$48,791	$48,639	$48,767	$48,619
Stock options, warrants, convertible preferred stock and restricted stock	—	212	15	329

Weighted average shares outstanding — diluted	$48,791	$48,851	$48,782	$48,948

     For all periods presented the Company generated net income; therefore, common stock equivalents related to employee stock-based compensation plans, warrants and convertible preferred stock were included in the computation of diluted earnings per share to the extent that their exercise costs and conversion prices exceeded market value. The number of antidilutive common stock equivalents excluded from diluted earnings per share for the respective periods are as follows (in thousands):

NOTE A—BASIS OF PRESENTATION (Continued)
Earnings Per Share (Continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Antidilutive common stock equivalents excluded from diluted earnings per share	5,447	4,674	5,463	4,557
Subsequent Event
     During the month of July 2006, the Company purchased 898,100 shares of its own common stock (ticker: GTN) for a total cost of $5.6 million. Theses shares are currently held in treasury.
Changes in Classifications
     The classification of certain prior period amounts in the accompanying condensed consolidated financial statements have been changed in order to conform to the current year presentation.
Recent Accounting Pronouncements
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation Number 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109, (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires management to evaluate its open tax positions that exist on the date of initial adoption in each jurisdiction. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has not yet determined the effect of implementing this standard.
NOTE B—BUSINESS ACQUISITIONS AND DISPOSITION
     On March 3, 2006, the Company acquired all of the capital stock of Michiana Telecasting Corporation, operator of WNDU-TV, from The University of Notre Dame. The total cost was $88.8 million, which included the contract price of $85.0 million, working capital adjustments of $3.4 million and transaction costs of $0.4 million. WNDU-TV serves the South Bend – Elkhart, Indiana television market and is an NBC affiliate. In January 2006, the Company borrowed $100.0 million under its senior credit facility. These funds were used to fund the acquisition of WNDU-TV and to reduce other portions of the Company’s then outstanding revolving credit facility debt.
     The acquisition of WNDU-TV was accounted for under the purchase method of accounting. Under the purchase method of accounting, the results of operations of an acquired business are included in the accompanying condensed consolidated financial statements as of its acquisition date. The identifiable assets and liabilities of the acquired business are recorded at their estimated fair values with the excess of the purchase price over such identifiable net assets allocated to goodwill. The amounts assigned to these assets and liabilities are preliminary pending receipt of all transactional costs. The following table summarizes the preliminary fair values of the assets acquired and the liabilities assumed at the date of the acquisition of WNDU-TV (in thousands):

NOTE B—BUSINESS ACQUISITIONS AND DISPOSITION (Continued)

Description	Amount
Cash	$3,311
Accounts receivable	2,784
Current portion of program broadcast rights	421
Other current assets	61
Program broadcast rights excluding current portion	260
Property and equipment	22,382
Broadcast licenses	35,640
Goodwill	46,712
Other intangible assets	2,322
Trade payables and accrued expenses	(2,687)
Current portion of program broadcast obligations	(436)
Deferred income tax liability	(21,782)
Program broadcast obligations excluding current portion	(195)

Total purchase price including expenses	$88,793

     The goodwill recorded in association with the acquisition is not deductible for income tax purposes. Broadcast licenses and goodwill are indefinite lived intangible assets.
Pro Forma Operating Results Assuming WNDU-TV and WSAZ-TV Were Acquired on January 1, 2005 (Unaudited)
     On November 30, 2005, the Company acquired the assets of WSAZ-TV. The Company’s acquisitions of WNDU-TV and WSAZ-TV are significant in comparison to the Company’s previously existing operations. Therefore, the following unaudited pro forma information is provided to disclose the effect of both acquisitions.
     This unaudited pro forma operating data does not purport to represent what the Company’s actual results of operations would have been had the Company acquired WNDU-TV and WSAZ-TV on January 1, 2005 and should not serve as a forecast of the Company’s operating results for any future periods. The pro forma adjustments are based solely upon certain assumptions that management believes are reasonable under the circumstances at this time. Unaudited pro forma operating data for the three and six months ended June 30, 2006 and 2005 are presented as though WNDU-TV and WSAZ-TV had been acquired at the beginning of the respective periods as follows (in thousands, except per common share data):

NOTE B—BUSINESS ACQUISITIONS AND DISPOSITION (Continued)
Pro Forma Operating Results Assuming WNDU-TV and WSAZ-TV Were Acquired on January 1, 2005 (Unaudited) (Continued)

	Pro Forma for the		Pro Forma for the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
Operating revenues	$81,391	$77,942	$152,211	$144,573
Operating income	23,726	22,113	34,520	34,131
Income from continuing operations, net of taxes	4,320	1,615	1,356	567
Net income	4,320	2,755	1,356	3,533
Preferred dividends	815	814	1,629	1,629
Net income (loss) available to common stockholders	$3,505	$1,941	$(273)	$1,904

Basic per share information:
Income (loss) from continuing operations available to common stockholders	$0.07	$0.02	$(0.01)	$(0.02)
Income from discontinued operations, net of income taxes	—	0.02	—	0.06

Net income (loss) available to common stockholders	$0.07	$0.04	$(0.01)	$0.04

Weighted average shares outstanding	48,791	48,639	48,767	48,619

Diluted per share information:
Income (loss) from continuing operations available to common stockholders	$0.07	$0.02	$(0.01)	$(0.02)
Income from discontinued operations, net of income taxes	—	0.02	—	0.06

Net income (loss) available to common stockholders	$0.07	$0.04	$(0.01)	$0.04

Weighted average shares outstanding	48,791	48,851	48,767	48,948
     In addition to the operating results of WNDU-TV and WSAZ-TV, the pro forma results presented above include adjustments to reflect (i) additional interest expense associated with debt to finance the acquisition, (ii) depreciation and amortization of assets acquired and (iii) the income tax effect of such pro forma adjustments.
2005 Spinoff
     On December 30, 2005, the Company completed the spinoff of all of the outstanding stock of Triple Crown Media, Inc. (“TCM”). Immediately prior to the spinoff, the Company contributed all of the membership interests in Gray Publishing, LLC which owned and operated the Company’s Gray Publishing and GrayLink Wireless businesses and certain other assets to TCM. The financial position and results of operations of the publishing and wireless businesses are reported in the Company’s consolidated balance sheet and statement of operations as discontinued operations for the three and six months ended June 30, 2005.

NOTE C—LONG-TERM DEBT
     As of December 31, 2005, Gray’s senior credit facility consisted of a revolving facility, term loan A facility and a term loan B facility. In addition, an incremental loan facility was also made available under the senior credit facility. On January 31, 2006, Gray borrowed $100.0 million under the incremental loan facility (term loan C) partially to finance the acquisition of WNDU-TV as well as to reduce the outstanding revolving credit facility.
     The amount outstanding under the senior credit facility as of June 30, 2006 was $601.8 million and was allocated as follows: revolving loan of $4.0 million, term loan A of $150.0 million, term loan B of $348.3 million and term loan C of $99.5 million. As of June 30, 2006, Gray had $96.0 million of available credit under the senior credit facility.
     During the six months ended June 30, 2006, Gray repurchased $1.1 million, face amount, of its Senior Subordinated Notes due 2011 (the “9 1/4% Notes”) in the open market. Associated with this repurchase, Gray recorded a loss upon early extinguishment of debt of $110,000. As of June 30, 2006, Gray’s 9 1/4% Notes had a balance outstanding of $256.6 million excluding unaccreted discount of $0.7 million.
     The 9 1/4% Notes are jointly and severally guaranteed (the “Subsidiary Guarantees”) by all of Gray’s subsidiaries (the “Subsidiary Guarantors”). The obligations of the Subsidiary Guarantors under the Subsidiary Guarantees are subordinated, to the same extent as the obligations of Gray in respect of the 9 1/4% Notes, to the prior payment in full of all existing and future senior debt of the Subsidiary Guarantors (which will include any guarantee issued by such Subsidiary Guarantors of any senior debt).
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
     During the month of July 2006, Gray purchased and retired $3.5 million, face amount, of its 9.25% Senior Subordinated Notes.
NOTE D—RETIREMENT PLANS
     The following table provides the components of net periodic benefit cost for Gray’s pension plans for the three and six months ended June 30, 2006 and 2005, respectively (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Service cost	$669	$758	$1,339	$1,457
Interest cost	367	325	733	650
Expected return on plan assets	(322)	(222)	(643)	(472)
Loss amortization	93	139	186	239

Net periodic benefit cost	$807	$1,000	$1,615	$1,874

NOTE D—RETIREMENT PLANS (Continued)
     During the three and six months ended June 30, 2006, Gray contributed $791,000 and $1.5 million to its pension plans respectively. During the remainder of 2006, Gray expects to contribute an additional $2.1 million to its pension plans.
NOTE E—LONG TERM INCENTIVE PLAN
     On December 30, 2005, the Company completed the spinoff of TCM. As a result of the change in the underlying value of the Company’s common stock, on January 3, 2006, the Company adjusted the exercise price and corresponding number of options in its incentive plans. The adjustment affected all of the employees holding the Company’s stock options. All of the other terms and conditions of the options remained unchanged. The fair market value of the options outstanding prior to the adjustment was equal to the fair market value of the outstanding options after the adjustment. Therefore the adjustment did not result in an accounting charge for the Company.
     On September 16, 2002, the shareholders of the Company approved the 2002 Long Term Incentive Plan (the “2002 Incentive Plan”), which replaced the prior long-term incentive plan, the 1992 Long Term Incentive Plan. Originally, the 2002 Incentive Plan had 2.8 million shares of the Company’s common stock reserved for grants to key personnel for (i) incentive stock options, (ii) non-qualified stock options, (iii) stock appreciation rights, (iv) restricted stock awards and (v) performance awards, as defined by the 2002 Incentive Plan. On May 26, 2004, the shareholders of the Company approved an amendment to the 2002 Incentive Plan, which increased the number of shares reserved for issuance thereunder by two million shares to a total of 4.8 million shares. As of June 30, 2006, 2.6 million shares were available for issuance under the 2002 Incentive Plan. Shares of common stock underlying outstanding options or performance awards are counted against the 2002 Incentive Plan’s maximum shares while such options or awards are outstanding. Under the 2002 Incentive Plan, the options granted typically vest after a two-year period and expire three years after full vesting. However, options will vest immediately upon a “change in control” of the Company as such term is defined in the 2002 Incentive Plan. All options have been granted with purchase prices that equal the market value of the underlying stock on the date of the grant. During 2003, the Company granted 100,000 shares of restricted stock to the Company’s president of which 60,000 shares were fully vested as of June 30, 2006. During 2003 and in connection with this grant, the Company recorded a liability for unearned compensation of $1.4 million.
     On May 14, 2003, the Company’s shareholders approved a restricted stock plan for its Board of Directors (the “Directors’ Restricted Stock Plan”). The Company has reserved 1.0 million shares of the Company’s common stock for issuance under this plan and as of June 30, 2006 there were 880,000 shares available for award. The Directors’ Restricted Stock Plan replaced the Company’s non-employee director stock option plan. Under the Directors’ Restricted Stock Plan, each director can be awarded up to 10,000 shares of restricted stock each calendar year. Under this plan, the Company granted 55,000 and 5,000 shares of restricted common stock, in total, to its directors during the six months ended June 30, 2006 and 2005, respectively. Of the total shares granted to the directors since the beginning of the directors’ plan, 40,000 shares were fully vested as of June 30, 2006.
     The total amount of unearned compensation for all restricted stock was originally equal to the market value of the shares as of the date of grant. The unearned compensation is being amortized as an expense over the vesting period of the stock. Unearned compensation for all outstanding restricted stock as of June 30, 2006 and December 31, 2005 was $968,000 and $736,000, respectively. Upon the adoption of SFAS 123(R), this liability was reclassified from unearned compensation to common stock.
     Included in expenses recognized in the three and six months ended June 30, 2006 is $193,000 and $391,000 of non-cash expense for stock-based compensation. The amounts presented for the three and six months ended June 30, 2005 include $98,000 and $196,000 respectively for non-cash stock based compensation related to restricted stock awards.

NOTE E — LONG TERM INCENTIVE PLAN (Continued)
     A summary of the Company’s stock option activity for class A common stock, and related information, for the six months ended June 30, 2006 is as follows (in thousands, except weighted average data):

	Six Months Ended June 30, 2006
		Weighted
		Average
	Options	Exercise Price
Stock options outstanding — beginning of period	19	$17.81
Adjustment related to spinoff of TCM	3	15.39

Stock options outstanding — end of period	22	$15.39

Exercisable at end of period	22	$15.39
     The exercise price for class A common stock options outstanding as of June 30, 2006 is $15.39. The weighted-average remaining contractual life of the class A common stock options outstanding is 2.4 years.
     A summary of the Company’s stock option activity for common stock, and related information for the six months ended June 30, 2006 is as follows (in thousands, except weighted average data):

	Six Months Ended June 30, 2006
		Weighted
		Average
	Options	Exercise Price
Stock options outstanding — beginning of period	1,664	$11.20
Adjustment related to spinoff of TCM	238	9.80
Options forfeited	(6)	8.82

Stock options outstanding — end of period	1,896	$9.80

Exercisable at end of period	1,673	$9.75
     Information concerning common stock options outstanding has been segregated into four groups with similar option prices and is disclosed as follows:

As of June 30, 2006
			Weighted		Number of	Weighted Average
			Average	Average	Options	Exercise Price
Exercise Price		Number of	Exercise	Remaining	Outstanding	Per Share of
Per Share		Options	Price	Contractual	That Are	Options That Are
Low	High	Outstanding	Per Share	Life	Exercisable	Exercisable
		(in thousands)		(in years)	(in thousands)
$ 7.13	$8.91	362	$7.94	1.9	310	$7.94
$ 8.91	$10.69	1,154	$9.69	2.2	1,051	$9.69
$10.69	$12.47	304	$11.71	1.9	304	$11.71
$12.47	$14.25	76	$12.77	3.7	8	$12.86

		1,896			1,673

NOTE E—LONG TERM INCENTIVE PLAN (Continued)
     The closing market price of the Company’s common stock was less than the exercise price for all of the company’s outstanding stock options. Therefore, outstanding options as of June 30, 2006 and options vested during the six months ended June 30, 2006 had no intrinsic value. No options were exercised in the six months ended June 30, 2006.
     All of the Company’s options for its class A common stock are vested. The following table summarizes the Company’s non-vested options for its common stock and restricted shares during the six months ended June 30, 2006:

		Weighted
	Number of	Average
	Shares	Fair Value
Nonvested common stock options, December 31, 2005	206,000	$2.59
Adjustment	29,497	2.59
Vested	(12,575)	2.59

Nonvested common stock options, June 30, 2006	222,922	$2.53

Nonvested common restricted shares, December 31, 2005	65,000	$12.73
Granted	55,000	8.65
Vested	—	—

Nonvested common restricted shares, June 30, 2006	120,000	$10.86

     As of June 30, 2006, there was $1.2 million of total unrecognized compensation cost related to all nonvested share based compensation arrangements. The cost is expected to be recognized over a weighted average period of 1.3 years.
NOTE F—EMPLOYEE STOCK PURCHASE PLAN
     On May 14, 2003, the Company’s shareholders approved the adoption of the Gray Television, Inc. Employee Stock Purchase Plan (the “Stock Purchase Plan”). The Stock Purchase Plan is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code and to provide eligible employees of the Company with an opportunity to purchase the Common Stock through payroll deductions. An aggregate of 500,000 shares of the Common Stock are reserved for issuance under the Stock Purchase Plan and are available for purchase, subject to adjustment in the event of a stock split, stock dividend or other similar change in the common stock or the capital structure of the Company. As of June 30, 2006, 383,840 shares were available under the plan. The price per share at which shares of common stock may be purchased under the Stock Purchase Plan during any purchase period is 85% of the fair market value of the common stock on the last day of the purchase period. The Company’s board of directors has the discretion to establish a different purchase price for a purchase period provided that such purchase price will not be less than 85% of the fair market value of the Common Stock on the transaction date. For the three and six months ended June 30, 2006, the Company expensed approximately $26,000 and $56,000, respectively. For the three and six months ended June 30, 2005, the Company expensed approximately $41,000 and $63,000, respectively.

NOTE G—GOODWILL AND INTANGIBLE ASSETS
     A summary of changes in the Company’s goodwill and other intangible assets for the six months ended June 30, 2006 is as follows (in thousands):

	Net Balance at	Acquisitions			Net Balance at
	December 31,	And			June 30,
	2005	Adjustments	Impairments	Amortization	2006
Goodwill	$222,394	$47,578	$—	$—	$269,972
Broadcast licenses	1,023,428	35,638	—	—	1,059,066
Definite lived intangible assets	3,658	2,305	—	(1,302)	4,661

Total intangible assets net of accumulated amortization	$1,249,480	$85,521	$—	$(1,302)	$1,333,699

     As of June 30, 2006 and December 31, 2005, the Company’s intangible assets and related accumulated amortization consisted of the following (in thousands):

	As of June 30, 2006			As of December 31, 2005
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Intangible assets not subject to amortization:
Broadcast licenses	$1,112,765	$(53,699)	$1,059,066	$1,077,127	$(53,699)	$1,023,428
Goodwill	269,972	—	269,972	222,394	—	222,394

	$1,382,737	$(53,699)	$1,329,038	$1,299,521	$(53,699)	$1,245,822

Intangible assets subject to amortization:
Network affiliation agreements	$1,263	$(552)	$711	1,039	$(447)	$592
Other definite lived intangible assets	13,484	(9,534)	3,950	11,413	(8,347)	3,066

	$14,747	$(10,086)	$4,661	$12,452	$(8,794)	$3,658

Total intangibles	$1,397,484	$(63,785)	$1,333,699	$1,311,973	$(62,493)	$1,249,480

     During the six months ended June 30, 2006, the Company recorded $85.5 million of additional intangible assets. Of this amount, $84.7 million was associated with the acquisition of WNDU-TV and this amount was allocated among goodwill, broadcast licenses and definite lived intangible. Also, $862,000 was related to additional costs related to the acquisition of WSAZ-TV and this amount was allocated to WSAZ-TV’s goodwill. Based on the current amount of intangible assets subject to amortization, the amortization expense for the succeeding five years is as follows: 2006: $1.1 million; 2007: $806,000; 2008: $773,000; 2009: $558,000 and 2010: $467,000. As acquisitions and dispositions occur in the future, actual amounts may vary from these estimates.
NOTE H—COMMITMENTS AND CONTINGENCIES
     The Company is subject to legal proceedings and claims that arise in the normal course of its business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions, will not materially affect the Company’s financial position.

NOTE H—COMMITMENTS AND CONTINGENCIES (Continued)
Legal Proceedings and Claims
Tarzian Litigation
     The Company has an equity investment in Sarkes Tarzian, Inc. (“Tarzian”) representing shares in Tarzian which were originally held by the estate of Mary Tarzian (the “Estate”). As described more fully below, the Company’s ownership of the Tarzian shares was subject to certain litigation, which has now concluded.
     On February 12, 1999, Tarzian filed suit in the United States District Court for the Southern District of Indiana against U.S. Trust Company of Florida Savings Bank as Personal Representative of the Estate, claiming that Tarzian had a binding and enforceable contract to purchase the Tarzian shares from the Estate. On February 3, 2003, the Court entered judgment on a jury verdict in favor of Tarzian for breach of contract and awarded Tarzian $4.0 million in damages. The Estate appealed the judgment and the Court’s rulings on certain post-trial motions, and Tarzian cross-appealed. On February 14, 2005, the U.S. Court of Appeals for the Seventh Circuit issued a decision concluding that no contract was ever created between Tarzian and the Estate, reversing the judgment of the District Court, and remanding the case to the District Court with instructions to enter judgment for the Estate. Tarzian’s petition for rehearing was denied by the Seventh Circuit Court of Appeals, and the U.S. Supreme Court denied Tarzian’s petition for certiorari. Tarzian also filed a motion for a new trial in the District Court based on the Estate’s alleged failure to produce certain documents in discovery. The District Court denied Tarzian’s motion, the Seventh Circuit Court of Appeals affirmed the District Court’s ruling, and on June 12, 2006 the U.S. Supreme Court denied Trazian’s petition for certiorari, ending the litigation between Tarzian and the Estate.
     On March 7, 2003, Tarzian filed suit in the United States District Court for the Northern District of Georgia against Bull Run Corporation and the Company for tortious interference with contract and conversion. The lawsuit alleged that Bull Run Corporation and the Company purchased the Tarzian shares with actual knowledge that Tarzian had a binding agreement to purchase the stock from the Estate. The lawsuit sought damages in an amount equal to the liquidation value of the interest in Tarzian that the stock represented, which Tarzian claimed to be as much as $75.0 million, as well as attorneys’ fees, expenses, and punitive damages. The lawsuit also sought an order requiring the Company and Bull Run Corporation to turn over the stock certificates to Tarzian and relinquish all claims to the stock. On May 27, 2005, the Court issued an Order administratively closing the case pending resolution of Tarzian’s lawsuit against the Estate in Indiana federal court. On July 26, 2006, following the conclusion of the Indiana federal case, the parties filed a Stipulation of Dismissal with Prejudice in the Georgia federal case, ending the litigation between Tarzian, Bull Run Corporation, and the Company.
Related Party Transactions
     Through a rights-sharing agreement with Host Communications, Inc. (“Host”), a wholly owned subsidiary of TCM, a related party, the Company participated jointly with Host in the marketing, selling and broadcasting of certain collegiate sporting events and in related programming, production and other associated activities related to the University of Kentucky. The initial agreement which commenced April 1, 2000 terminated April 15, 2005. As of December 31, 2005, Host owed $1.6 million to the Company, which was reported as a related party receivable. This amount was collected in full during the first quarter of 2006.
     On October 12, 2004, the University of Kentucky jointly awarded a new sports marketing agreement to the Company and Host. The new agreement commenced on April 16, 2005 and has an initial term of seven years with the option to extend the license for three additional years. Aggregate license fees to be paid to the University of Kentucky over a full ten year term for the agreement will be approximately $80.5 million. The Company and Host will share equally the cost of the license fees. During the three months and six months ended June 30, 2006, the Company recognized losses under the sports marketing agreement of $135,000 and $71,000, respectively. The contract is recorded as a non-current related party investment of $3.4 million as of June 30, 2006 and $1.7 million as of December 31, 2005.

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
Overview
     Gray Television, Inc. is a television broadcast company headquartered in Atlanta, GA. Gray operates 36 television stations serving 30 markets. Each of the stations are affiliated with either CBS (17 stations), NBC (10 stations), ABC (8 stations), or Fox (1 station). In addition, Gray currently operates 13 digital multi-cast television channels which are currently affiliated with either UPN or Fox in certain of its existing markets.
     The operating revenues of the Company’s television stations are derived primarily from broadcast advertising revenues and, to a much lesser extent, from ancillary services such as production of commercials and tower rentals as well as compensation paid by the networks to the stations for network programming.
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
     Most broadcast advertising contracts are short-term, and generally run only for a few weeks. Approximately 71% of the net revenues of the Company’s television stations for the six months ended June 30, 2006, were generated from local advertising (including political advertising revenues), which is sold primarily by a station’s sales staff directly to local accounts, and the remainder represented primarily by national advertising, which is sold by a station’s national advertising sales representative. The stations generally pay commissions to advertising agencies on local, regional and national advertising and the stations also pay commissions to the national sales representative on national advertising.
     Broadcast advertising revenues are generally highest in the second and fourth quarters each year, due in part to increases in consumer advertising in the spring and retail advertising in the period leading up to and including the holiday season. In addition, broadcast advertising revenues are generally higher during even numbered years due to spending by political candidates, which spending typically is heaviest during the fourth quarter. Consistent with this trend the Company has earned $6.5 million of political advertising revenue during the six months ended June 30, 2006.
     The primary operating expenses are employee compensation, related benefits and programming costs. In addition, the operations incur overhead expenses, such as maintenance, supplies, insurance, rent and utilities. A large portion of the operating expenses of the operations is fixed.
Acquisition of WNDU-TV
     On March 3, 2006, the Company acquired all of the outstanding capital stock of Michiana Telecasting Corporation, operator of WNDU-TV, from The University of Notre Dame. The total cost was $88.8 million, which included the contract price of $85.0 million, working capital adjustments of $3.4 million and transaction costs of $0.4 million. WNDU-TV serves the South Bend – Elkhart, Indiana television market and is an NBC affiliate. In

January 2006, the Company borrowed $100.0 million under its senior credit facility. These funds were used to fund the acquisition of WNDU-TV and to reduce other portions of the Company’s then outstanding revolving credit facility debt.
2005 Spinoff
     On December 30, 2005, the Company completed the spinoff of all of the outstanding stock of Triple Crown Media, Inc. (“TCM”). Immediately prior to the spinoff, the Company contributed all of the membership interests in Gray Publishing, LLC which owned and operated the Company’s Gray Publishing and GrayLink Wireless businesses and certain other assets, to TCM. The financial position and results of operations of the publishing and wireless businesses are reported in the Company’s consolidated balance sheet and statement of operations as discontinued operations for the three and six months ended June 30, 2006.
Results of Operations
Revenues
     Set forth below are the principal types of broadcast revenues earned by Gray for the periods indicated and the percentage contribution of each to Gray’s total revenues (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2006		2005		2006		2005
		Percent		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total
Broadcasting net revenues:
Local	$52,618	64.6%	$44,980	66.2%	$99,140	66.3%	$84,123	66.6%
National	21,382	26.3%	18,793	27.6%	38,584	25.8%	34,065	27.0%
Network compensation	360	0.4%	1,407	2.1%	581	0.4%	3,050	2.4%
Political	4,706	5.8%	687	1.0%	6,482	4.3%	980	0.8%
Production and other	2,325	2.9%	2,121	3.1%	4,839	3.2%	4,079	3.2%

Total	$81,391	100.0%	$67,988	100.0%	$149,626	100.0%	$126,297	100.0%

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005
     Total broadcast revenues increased $13.4 million, or 20%, to $81.4 million. The primary reason for this increase is due to the acquisition of the following television stations: WSAZ-TV, Charleston — Huntington, WV on November 30, 2005 and WNDU-TV, South Bend, IN on March 3, 2006. In addition, since January 1, 2005, the Company has launched 13 digital second channels in its existing television markets. Collectively, the acquisitions and additional channels account for approximately $10.6 million, or 79% of the Company’s overall increase in revenues. The added stations and channels contributed $6.6 million in local advertising revenues, $3.0 million in national advertising revenues, $83,000 in network compensation, $530,000 in political advertising revenues and $309,000 in production and other revenues.
     For the stations and digital second channels continuously operated since January 1, 2005, local advertising revenues increased $1.0 million, or 2%, to $45.5 million due to increased demand for commercial time by local advertisers. For these previously existing stations, national revenue, excluding political advertising revenue, decreased $428,000, or 2% due to decreased demand for commercial time by national advertisers.
     For all stations, political advertising revenues increased by $4.0 million to $4.7 million reflecting the cyclical influence of the 2006 election year; and network compensation revenue decreased by $1.0 million due to lower revenue specified in the network affiliation agreements.

     Operating expenses. Operating expenses increased $9.4 million, or 19%, to $57.7 million.
•	Broadcasting expenses, before depreciation, amortization and loss on disposal of assets, increased $5.9 million, or 15%, to $45.5 million. Collectively for the stations acquired and the additional digital second channels added, as discussed above, broadcast expenses increased approximately $5.4 million in the three months ended June 30, 2006, which included increases of $3.3 million in payroll and employee benefit expenses and $2.1 million in operating expenses.

For the stations and second channels continuously operated since January 1, 2005, broadcast expenses increased approximately $569,000, or 1%, to $39.5 million. This increase in existing broadcast expenses was due to increases of $564,000 in non-payroll related expenses, primarily consisting of program costs.

•	Corporate and administrative expenses, before depreciation, amortization and loss on disposal of assets decreased $0.1 million, or 4%, to $2.9 million. Included in expenses recognized in the three months ended June 30, 2006 is $193,000 of non-cash expense for stock-based compensation recorded in connection with the Company’s adoption on January 1, 2006 of Statement of Financial Accounting Standards No. 123(R), which relates to the new accounting rules for expensing stock based compensation. The amounts presented for the three months ended June 30, 2005 include $98,000 for non-cash stock based compensation related to restricted stock awards.

•	Depreciation expense increased $2.8 million, or 52%, to $8.3 million. The increase is attributable to the purchase of equipment for our existing operating locations as well as the acquisition of the television stations described above.

•	Amortization of intangible assets increased $500,000, or 238%, to $710,000. The increase in amortization expense was due to the addition of definite life intangible assets in connection with the acquisitions described above.
     Interest expense. Interest expense increased $5.4 million, or 47%, to $16.7 million. This increase is primarily attributable to higher debt associated with the acquisitions described above and higher average interest rates in 2006. The combined average interest rates on the Company’s senior credit facility and 9 1/4% Notes, were 7.4% and 6.9% for the three months ended June 30, 2006 and June 30, 2005, respectively. The increase in interest rates was partially offset by the repurchase and extinguishment by the Company of $1.1 million of its 9 1/4% Notes during the January 2006.
     Income tax expense. An income tax expense of $2.8 million was recorded for the three months ended June 30, 2006 as compared to an income tax expense of $1.5 million for the three months ended June 30, 2005. The effective income tax rate was approximately 39% for the current and the prior year.
Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005
     Total revenues increased $23.3 million, or 18%, to $149.6 million. The primary reason for this increase is due to the acquisition of the following television stations: KKCO-TV, Grand Junction, CO on January 31, 2005; WSWG-TV, Albany, GA on November 10, 2005; WSAZ-TV, Charleston — Huntington, WV on November 30, 2005 and WNDU-TV, South Bend, IN on March 3, 2006. In addition, since January 1, 2005, the Company has launched 13 digital second channels in its existing television markets. Collectively, the acquisitions and additional channels account for approximately $18.2 million, or 78%, of the Company’s overall increase in revenues. The added stations and channels contributed $11.4 million in local advertising revenues, $5.1 million in national advertising revenues, $161,000 in network compensation, $781,000 in political advertising revenues and $685,000 in production and other revenues.
     For the stations and digital second channels continuously operated since January 1, 2005, local advertising revenues increased $3.6 million, or 4%, to $86.9 million due to increased demand for commercial time by local advertisers. For these previously existing stations, national revenue decreased $617,000 or 2% compared to the prior year due to decreased demand for commercial time by national advertisers.

     For all stations, political advertising revenues increased by $5.5 million to $6.5 million reflecting the start of the 2006 election year cycle and network compensation revenue decreased by $2.5 million due to lower revenue specified in the network affiliation agreements.
     Operating expenses. Operating expenses increased $19.5 million, or 20%, to $114.9 million.
•	Broadcasting expenses, before depreciation, amortization and loss on disposal of assets, increased $12.3 million, or 16%, to $90.6 million. Collectively for the stations acquired and digital second channels added, as discussed above, broadcast expenses increased approximately $9.6 million in the six months ended June 30, 2006, which included increases of $5.9 million in payroll and employee benefit expenses and $3.8 million in operating expenses.

For the stations and second channels continuously operated since January 1, 2005, broadcast expenses increased approximately $2.7 million, or 3%, to $79.9 million. This increase in existing broadcast expense was due primarily to $1.4 million in routine increases in payroll and employee benefit expenses and $1.2 of increases in other operating expenses.

•	Corporate and administrative expenses, before depreciation, amortization and loss on disposal of assets increased $0.9 million, or 15%, to $6.7 million. Included in expenses recognized in the six months ended June 30, 2006 is $391,000 of non-cash expense for stock-based compensation. The amounts presented for the six months ended June 30, 2005 include $196,000 for non-cash stock based compensation related to restricted stock awards.

•	Depreciation expense increased $5.1 million, or 48%, to $16.0 million. The increase is attributable to the purchase of equipment for our existing operating locations as well as the acquisition of the television stations described above.

•	Amortization of intangible assets increased $885,000, or 212%, to $1.3 million. The increase in amortization expense was due to the addition of definite life intangible assets in connection with the acquisitions described above.
     Interest expense. Interest expense increased $9.7 million, or 43%, to $32.1 million. This increase is primarily attributable to higher debt associated with the acquisitions described above and higher average interest rates in 2006. The combined average interest rates on the Company’s senior credit facility and the Company’s 9 1/4% Notes were 7.3% and 6.7% for the six months ended June 30, 2006 and June 30, 2005, respectively. The increase in interest rates was partially offset by the repurchase and extinguishment by the Company of $1.1 million of its 9 1/4% Notes during January 2006.
     Loss on early extinguishment of debt. Gray reported a loss on early extinguishment of debt in the amount of $110,000 which related to the repurchase and extinguishment by Gray of $1.1 million of its 9 1/4% Notes.
     Income tax expense. An income tax expense of $1.1 million was recorded for the six months ended June 30, 2006 as compared to an income tax expense of $1.6 million for the six months ended June 30, 2005. The effective income tax rate was approximately 39% for the current year and the prior year.
Liquidity and Capital Resources
General

     The following tables present data that Gray believes is helpful in evaluating its liquidity and capital resources (in thousands).

	Six Months Ended June 30,
	2006	2005
Net cash provided by operating activities	$40,519	$21,699
Net cash used in investing activities	(103,610)	(31,075)
Net cash provided by (used in) financing activities	61,217	(34,987)

Decrease in cash and cash equivalents	$(1,874)	$(44,363)

	As of
	June 30, 2006	December 31, 2005
Cash and cash equivalents	$7,441	$9,315
Long-term debt including current portion	$858,343	$792,509
Preferred stock	$39,134	$39,090
Available credit under senior credit agreement	$96,000	$58,500
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
     Management does not believe that inflation in past years has had a significant impact on Gray’s results of operations nor is inflation expected to have a significant effect upon its business in the near future.
     Net cash provided by operating activities increased $18.8 million reflecting the impact of the station acquisitions described above. Cash provided by operating activities also increased due to increases in current liability accounts.
     Net cash used in investing activities increased $72.5 million. The increase was largely due to the acquisition of television businesses, primarily WNDU-TV on March 3, 2006, representing a use of cash totaling $84.9 million. The Company expended approximately $13.9 million in cash for the acquisition of KKCO-TV during the first quarter of the prior year.
     Net cash provided by (used in) financing activities increased $96.2 million. During the six months ended June 30, 2006, the Company borrowed $100.0 million under its senior credit facility primarily to finance the acquisition of WNDU-TV, described above. Gray also repaid $31.3 million outstanding under the revolving credit facility component of its senior credit facility, repaid $1.8 million of other long-term debt and repurchased $1.1 million of its 9 1/4% Notes. During the six months ended June 30, 2006, the Company repurchased 4,100 shares of its common stock for $32,000. In the six months ended June 30, 2005 the Company repurchased 354,900 shares of common stock for $5.1 million, and 12,800 shares of class A common stock for $172,000 million. Dividends paid decreased $5.9 million due to the payment in January 2005 of a special dividend that was declared in the fourth quarter of 2004.

Capital Expenditures
     The Company’s capital expenditure activity is segregated into expenditures for high definition television (“HDTV”) and expenditures for other than high definition television (“Non HDTV”). This capital expenditure activity is set forth below for the six months ended June 30, 2006 and 2005 (in thousands):

	Six Months Ended June 30, 2006
	Non HDTV	HDTV	Total
Capital expenditure payments made during the period	$11,599	$2,831	$14,430

	Six Months Ended June 30, 2005
	Non HDTV	HDTV	Total
Capital expenditure payments made during the period	$12,096	$4,999	$17,095
Related Party Transactions
     Through a rights-sharing agreement with Host, a wholly owned subsidiary of TCM, a related party, the Company participated jointly with Host in the marketing, selling and broadcasting of certain collegiate sporting events and in related programming, production and other associated activities related to the University of Kentucky. The initial agreement which commenced April 1, 2000 terminated April 15, 2005. As of December 31, 2005, Host owed $1.6 million to the Company, which was reported as a related party receivable. This amount was collected in full during the six months ended June 30, 2006.
     On October 12, 2004, the University of Kentucky jointly awarded a new sports marketing agreement to the Company and Host. The new agreement commenced on April 16, 2005 and has an initial term of seven years with the option to extend the license for three additional years. Aggregate license fees to be paid to the University of Kentucky over a full ten year term for the agreement will be approximately $80.5 million. The Company and Host will share equally the cost of the license fees. During the three months and six months ended June 30, 2006, the Company recognized losses under the sports marketing agreement of $135,000 and $71,000, respectively. The contract is recorded as a non-current related party investment of $3.4 million as of June 30, 2006 and $1.7 million as of December 31, 2005.
Stock-based Compensation
     Prior to January 1, 2006, we accounted for stock-based awards under the intrinsic value method, which followed the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock issued to employees,” and related interpretations (“APB 25”). The intrinsic value method of accounting resulted in compensation expense for restricted stock at fair value on date of grant based on the number of shares granted and the quoted price for our common stock. Because we granted our stock options at the quoted market price, no compensation expense had been recognized for our stock options under the intrinsic value method prior to the adoption of SFAS 123(R). Compensation expense has been recognized for shares purchased at a discount under the provision of our Employee Stock Purchase Plan to the extent of the discount.
     As of January 1, 2006, we have adopted SFAS 123(R) using the modified prospective method, which requires Gray to measure compensation cost for all outstanding unvested share-based awards at fair value on the date of grant and recognize compensation cost over the service period for awards expected to vest. The fair value of restricted stock is determined based on the number of shares granted and the quoted market price of our common stock. The value of share discounts related to our Employee Stock Purchase Plan will continue to be expensed. The fair value of our stock options is determined using the Black-Scholes valuation model. Fair value calculations under the Black-Scholes model include several assumptions, including: risk free interest rate; dividend yield; volatility of market price; and weighted average expected life of the options. The methods and assumptions used by the Company are consistent with our valuation techniques previously utilized for stock options in our footnote disclosures under SFAS 123. Under SFAS 123(R) the fair value of stock options is recognized as expense over the service period, net of estimated forfeitures. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from our estimates, such amounts will be recorded as an adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results may differ substantially from these estimates. The recognition of stock-based compensation expense results in a deferred tax benefit for the temporary difference associated with the future tax deductions to be realized when stock options are exercised. SFAS 123(R) amends Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows” and requires stock option exercises resulting in realizable tax benefits related to excess stock-based compensation deductions be prospectively presented in the statement of cash flows as financing cash inflows. No stock options were exercised in the six months ended June 30, 2006.
     The adoption of SFAS 123(R) resulted in an additional stock-based compensation expense of $72,000 and $148,000 recognized in the three and six months ended June 30, 2006, respectively.
     On December 30, 2005, the Company completed the spinoff of TCM. As a result of the change in the underlying value of the Company’s common stock, on January 3, 2006 the Company adjusted the exercise price and corresponding number of options in its incentive plans. The adjustment affected all of the employees holding the Company’s stock options. All of the other terms and conditions of the options remained unchanged. The fair market value of the options outstanding prior to the adjustment was equal to the fair market value of the outstanding options after the adjustment. Therefore the adjustment did not result in an accounting charge for the Company.
     As of June 30, 2006, there was $1.2 million of total unrecognized compensation cost related to all nonvested share based compensation arrangements. The cost is expected to be recognized over a weighted average period of 1.3 years.
Other
     During the six months ended June 30, 2006, Gray contributed approximately $1.5 million to its pension plans. During the remainder of 2006, Gray expects to contribute an additional $2.1 million to its pension plans.
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
Cautionary Note Regarding Forward-Looking Statements
     This quarterly report on Form 10-Q contains “forward-looking statements.” When used in this report, the words “believes,” “expects,” “anticipates,” “should”, “estimates” and similar words and expressions are generally intended to identify forward-looking statements, but some of those statements may use other phrasing. Statements that describe Gray’s future strategic plans, goals or objectives are also forward-looking statements. Readers of this report are cautioned that any forward-looking statements, including those regarding the intent, belief or current expectations of Gray or management, are not guarantees of future performance, results or events and involve risks and uncertainties, and that actual results and events may differ materially from those in the forward-looking statements as a result of various factors including, but not limited to, (i) general economic conditions in the markets in which Gray operates, (ii) competitive pressures in the markets in which Gray operates, (iii) the effect of future legislation or regulatory changes on Gray’s operations, (iv) certain other risks relating to our business, including, our dependence on advertising revenues, our need to acquire non-network television programming, the impact of a loss of any of our FCC broadcast licenses, increased competition and capital costs relating to digital advanced television, pending litigation and our significant level of intangible assets, (v) our high debt levels and (vi) other factors described from time to time in our SEC filings. The forward-looking statements included in this report are made only as of June 30, 2006. Gray disclaims any obligation to update such forward-looking statements to reflect subsequent events or circumstances, except as required by law.
Item 3. Quantitative and Qualitative Disclosure About Market Risk
     Gray believes that the market risk of its financial instruments as of June 30, 2006 has not materially changed since December 31, 2005. The market risk profile on December 31, 2005 is disclosed in Gray’s Annual Report on Form 10-K for the year ended December 31, 2005.
Item 4. Controls and Procedures
     As of the end of the period covered by this quarterly report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the CEO and the CFO have concluded that Gray’s disclosure controls and procedures are effective to ensure that information required to be disclosed by Gray in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and to ensure that such information is accumulated and communicated to Gray’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosures. There were no changes in Gray’s internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q identified in connection with this evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     The information contained in Note H “Commitments and Contingencies” to Gray’s unaudited Condensed Consolidated Financial Statements filed as part of this quarterly report on Form 10-Q is incorporated herein by reference.
Item 1A. Risk Factors
     Please refer to Part I, Item 1A in the Company’s annual report on Form 10-K for the year ended December 31, 2005 for a complete description of the Company’s risk factors. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our annual report on Form 10-K for the year ended December 31, 2005:
We may be required to take an impairment charge on our goodwill and FCC licenses, which may have a material effect on the value of our total assets.
     As of June 30, 2006, the net book value of our FCC licenses was $1.1 billion and the net book value of our goodwill was $270.0 million in comparison to total assets of $1.6 billion. Not less than annually, we are required to evaluate our goodwill and FCC licenses to determine if the estimated fair value of these intangible assets is less than book value. If the estimated fair value of these intangible assets is less than book value, we will be required to record a non-cash expense to write down the book value of the intangible asset to the estimated fair value. We cannot make any assurances that any required impairment charges will not have a material effect on our total assets.
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
     The following tables provide information about Gray’s repurchase of its common stock (ticker: GTN) and its class A common stock (ticker: GTN.A) during the quarter ended June 30, 2006.
Issuer Purchases of Common Stock and Class A Common Stock

				Total Number of	Maximum Number of
		Total		Shares	Shares that May Yet
	NYSE	Number of	Average	Purchased as	Be Purchased Under
	Ticker	Shares	Price Paid	Part of Publicly	the Plans or
Period	Symbol	Purchased	per Share(1)	Announced Plans	Programs(2)
April 1, 2006 through
April 30, 2006:	GTN	4,100	$7.82	4,100
	GTN.A	—	$—	—	1,708,300

May 1, 2006 through
May 31, 2006:	GTN	—	$—	—
	GTN.A	—	$—	—	1,708,300

June 1, 2006 through
June 30, 2006:	GTN	—	$—	—
	GTN.A	—	$—	—	1,708,300

Total		4,100	$7.82	4,100	1,708,300

(1)	Amount excludes standard brokerage commissions.

(2)	On November 3, 2004, the Company’s Board of Directors increased, from 2 million to 4 million, the aggregate number of shares of its Common Stock or Class A Common Stock authorized for repurchase. On March 3, 2004, Gray’s Board of Directors had previously authorized the repurchase, from time to time, of up to an aggregate of 2 million shares of the Company’s Common Stock or Class A Common Stock. As of June 30, 2006, 1,708,300 shares of the Company’s Common Stock and Class A Common Stock are available for repurchase under the increased limit of 4 million shares. There is no expiration date for this repurchase plan.

Item 4. Submission of Matters to a Vote of Security Holders
     On May 10, 2006, at the 2006 Annual Meeting of Shareholders of the Company, the Company’s shareholders voted on the election of the following nominees for director and votes were cast as indicated. Each nominee was elected as a director of the Company.
     (a) The following directors were elected:

	Common Stock Votes		Class A Votes
Nominee	For	Withheld	For	Withheld
Richard L. Boger	30,607,319	4,803,816	28,221,110	14,750
Ray M. Deaver	14,830,955	20,580,180	27,480,530	395,330
T. L. Elder	30,803,280	4,607,855	28,221,110	14,750
Hilton H. Howell, Jr.	30,333,677	5,077,458	28,221,110	14,750
William E. Mayher, III	28,526,612	6,884,523	28,221,110	14,750
Zell B. Miller	30,754,926	4,656,209	28,234,310	1,550
Howell W. Newton	30,386,660	5,024,475	28,114,510	121,350
Hugh E. Norton	27,884,041	7,527,094	28,114,510	121,350
Robert S. Prather, Jr.	28,791,344	6,619,791	28,220,900	14,960
Harriett J. Robinson	28,288,472	7,122,663	28,114,300	121,560
J. Mack Robinson	30,300,731	5,110,404	28,114,300	121,560
Item 6. Exhibits
Exhibit 31.1 Rule 13(a) – 14(a) Certificate of Chief Executive Officer
Exhibit 31.2 Rule 13(a) – 14(a) Certificate of Chief Financial Officer
Exhibit 32.1 Section 1350 Certificate of Chief Executive Officer
Exhibit 32.2 Section 1350 Certificate of Chief Financial Officer

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAY TELEVISION, INC.
(Registrant)

Date: August 9, 2006	By:	/s/ James C. Ryan
James C. Ryan,
Senior Vice President and Chief Financial Officer