Form 10-Q
period 2006-09-30
GRAY TELEVISION INC
filed 2006-11-08
CIK 43196

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2006 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____________ to ____________.
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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock, (No Par Value)	Class A Common Stock, (No Par Value)

42,526,604 shares outstanding as of October 31, 2006	5,753,020 shares outstanding as of October 31, 2006

INDEX
GRAY TELEVISION, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands)

	September 30,	December 31,
	2006	2005
Assets:
Current assets:
Cash and cash equivalents	$4,157	$9,315
Trade accounts receivable, less allowance for doubtful accounts of $1,023 and $565, respectively	53,338	58,436
Current portion of program broadcast rights, net	13,623	8,548
Related party receivable	3,420	1,645
Deferred tax asset	1,626	1,091
Other current assets	3,838	2,149

Total current assets	80,002	81,184

Property and equipment:
Land	20,726	20,011
Buildings and improvements	43,916	35,903
Equipment	257,554	220,787

	322,196	276,701
Accumulated depreciation	(135,555)	(113,940)

	186,641	162,761

Deferred loan costs, net	12,152	13,954
Broadcast licenses	1,059,066	1,023,428
Goodwill	269,842	222,394
Other intangible assets, net	3,952	3,658
Investment in broadcasting company	13,599	13,599
Related party investment	—	1,682
Other	4,209	2,394

Total assets	$1,629,463	$1,525,054

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands)

	September 30,	December 31,
	2006	2005
Liabilities and stockholders’ equity:
Current liabilities:
Trade accounts payable	$9,483	$4,803
Employee compensation and benefits	8,809	9,567
Current portion of accrued pension costs	2,016	3,051
Accrued interest	17,253	4,463
Other accrued expenses	7,845	12,366
Dividends payable	2,236	—
Federal and state income taxes	1,905	1,833
Current portion of program broadcast obligations	16,739	10,391
Acquisition related liabilities	1,318	4,033
Deferred revenue	3,813	697
Current portion of long-term debt	4,500	3,577

Total current liabilities	75,917	54,781

Long-term debt, less current portion	851,496	788,932
Program broadcast obligations, less current portion	2,722	960
Deferred income taxes	277,543	253,341
Long-term deferred revenue	3,977	2,190
Other, including non-current portion of accrued pension costs	6,524	4,764

Total liabilities	1,218,179	1,104,968

Commitments and contingencies (Note I)

Redeemable Serial Preferred Stock, no par value; cumulative; convertible; designated 5 shares, respectively, issued and outstanding 4 shares, respectively ($37,890 and $39,640 aggregate liquidation value, respectively)	37,431	39,090

Stockholders’ equity:
Common Stock, no par value; authorized 100,000 shares, respectively, issued 45,490 shares and 45,259 shares, respectively	442,931	441,533
Class A Common Stock, no par value; authorized 15,000 shares, respectively; issued 7,332 shares, respectively	15,321	15,282
Retained earnings (deficit)	(26,384)	(22,662)
Accumulated other comprehensive loss, net of income tax	(1,205)	(1,257)
Unearned compensation	—	(736)

	430,663	432,160
Treasury Stock at cost, Common Stock, 3,124 shares and 2,222 shares, respectively	(34,412)	(28,766)
Treasury Stock at cost, Class A Common Stock, 1,579 shares, respectively	(22,398)	(22,398)

Total stockholders’ equity	373,853	380,996

Total liabilities and stockholders’ equity	$1,629,463	$1,525,054

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands except for per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues (less agency commissions)	$80,592	$62,281	$230,216	$188,578
Operating expenses:
Operating expenses before depreciation, amortization and loss on disposal of assets, net:	47,456	40,019	138,058	118,299
Corporate and administrative	3,481	3,155	10,140	8,932
Depreciation	8,769	6,451	24,817	17,324
Amortization of intangible assets	709	159	2,011	576
Loss on disposals of assets, net	221	8	493	92

	60,636	49,792	175,519	145,223

Operating Income	19,956	12,489	54,697	43,355
Other income (expense):
Miscellaneous income, net	91	254	496	709
Interest expense	(17,542)	(11,122)	(49,664)	(33,547)
Loss on early extinguishment of debt	(237)	—	(347)	(4,770)

Income from continuing operations before income taxes	2,268	1,621	5,182	5,747
Income tax expense	909	650	2,058	2,272

Income from continuing operations	1,359	971	3,124	3,475
Income from operations of discontinued publishing and wireless operations net of income tax expense of $0, $503, $0 and $2,444, respectively	—	772	—	3,736

Net income	1,359	1,743	3,124	7,211
Preferred dividends (includes accretion of issuance cost of $47, $22, $91, and $65, respectively)	840	815	2,469	2,444

Net income available to common stockholders	$519	$928	$655	$4,767

Basic per share information:
Net income from continuing operations available to common stockholders	$0.01	$—	$0.01	$0.02
Income from discontinued operations, net of tax	—	0.02	—	0.08

Net income available to common stockholders	$0.01	$0.02	$0.01	$0.10

Weighted average shares outstanding	48,072	48,725	48,532	48,655

Diluted per share information:
Net income from continuing operations available to common stockholders	$0.01	$—	$0.01	$0.02
Income from discontinued operations, net of tax	—	0.02	—	0.08

Net income available to common stockholders	$0.01	$0.02	$0.01	$0.10

Weighted average shares outstanding	48,072	48,920	48,543	48,939

Dividends declared per share	$0.03	$0.03	$0.09	$0.09

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (Unaudited)
(in thousands except for number of shares)

										Accumulated
	Class A				Retained	Class A		Common		Other
	Common Stock		Common Stock		Earnings	Treasury Stock		Treasury Stock		Comprehensive	Unearned
	Shares	Amount	Shares	Amount	(Deficit)	Shares	Amount	Shares	Amount	Income (Loss)	Compensation	Total
Balance at December 31, 2005	7,331,574	$15,282	45,258,544	$441,533	$(22,662)	(1,578,554)	$(22,398)	(2,221,550)	$(28,766)	$(1,257)	$(736)	$380,996

Net income	—	—	—	—	3,124	—	—	—	—	—	—	3,124
Gain on derivatives, net of income tax	—	—	—	—	—	—	—	—	—	52	—	52

Comprehensive income	—	—	—	—	—	—	—	—	—	—	—	3,176

Reclassification upon adoption of SFAS 123(R)	—	—	—	(736)	—	—	—	—	—	—	736	—

Common Stock cash dividends ($0.09) per share	—	—	—	—	(4,377)	—	—	—	—	—	—	(4,377)

Preferred Stock dividends	—	—	—	—	(2,469)	—	—	—	—	—	—	(2,469)

Issuance of Common Stock:
401(k) plan	—	—	176,810	1,257	—	—	—	—	—	—	—	1,257
Directors’ restricted stock plan	—	—	55,000	—	—	—	—	—	—	—	—	—

Repurchase of Common Stock	—	—	—	—	—	—	—	(902,200)	(5,646)	—	—	(5,646)

Spinoff of publishing and wireless businesses	—	39	—	296	—	—	—	—	—	—	—	335

Stock based compensation	—	—	—	581	—	—	—	—	—	—	—	581

Balance at September 30, 2006	7,331,574	$15,321	45,490,354	$442,931	$(26,384)	(1,578,554)	$(22,398)	(3,123,750)	$(34,412)	$(1,205)	$—	$373,853

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2006	2005
Operating activities
Net Income	$3,124	$7,211
Adjustments to reconcile Net Income to net cash provided by operating activities:
Depreciation	24,817	18,557
Amortization of intangible assets	2,011	576
Amortization of deferred loan costs	1,737	1,264
Amortization of bond discount	99	103
Amortization of restricted stock awards	365	294
Amortization of stock option awards	216	—
Write off loan acquisition costs from early extinguishment of debt	54	2,684
Amortization of program broadcast rights	10,432	8,618
Payments on program broadcast obligations	(9,150)	(8,572)
Supplemental employee benefits	(29)	(37)
Common Stock contributed to 401(K) Plan	1,257	1,251
Deferred income taxes	1,851	3,575
(Gain) loss on disposal of assets, net	493	(107)
Other	938	1,454
Changes in operating assets and liabilities, net of business acquisitions:
Receivables, inventories and other current assets	6,226	3,343
Accounts payable and other current liabilities	3,213	(4,334)
Accrued interest	12,790	2,735
Income taxes payable	—	636

Net cash provided by operating activities	60,444	39,251

Investing activities
Acquisition of television businesses and licenses, net of cash acquire	(85,667)	(19,682)
Purchases of property and equipment	(28,861)	(26,786)
Payments on acquisition related liabilities	(2,468)	(818)
Other	(89)	2,111

Net cash used in investing activities	(117,085)	(45,175)

Financing activities
Proceeds from borrowings on long term debt	120,000	5,938
Repayments of borrowings on long-term debt	(56,601)	(28,939)
Deferred loan costs	—	(2,121)
Dividends paid, net of accreted preferred dividend	(4,520)	(12,638)
Income tax benefit relating to stock plans	—	425
Proceeds from issuance of Common Stock	—	2,448
Purchase of Common Stock	(5,646)	(5,699)
Purchase of Preferred Stock from related party	(1,750)	—

Net cash provided by (used in) financing activities	51,483	(40,586)

Net decrease in cash and cash equivalents	(5,158)	(46,510)
Cash and cash equivalents at beginning of period	9,315	50,566

Cash and cash equivalents at end of period	$4,157	$4,056

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE A — BASIS OF PRESENTATION
     The accompanying unaudited condensed consolidated financial statements of Gray Television, Inc. (“Gray”, “we”, “us”, “our” or “the Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. The Company’s operations consist of one reportable segment. Operating results for the nine month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in Gray’s Annual Report on Form 10-K for the year ended December 31, 2005.
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
     Gray adopted SFAS 123(R) using the modified prospective method, which requires measurement of compensation cost for all stock based awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. The recognized expense is net of expected forfeitures and the restatement of prior periods is not required. The fair value of restricted stock is determined based on the number of shares granted and the quoted market price of our common stock. The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with our valuation techniques previously utilized for options in footnote disclosures under Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation, as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock Based Compensation — Transition and Disclosure.
     On March 29, 2005, the Securities and Exchange Commission (“SEC”) published Staff Accounting Bulletin No. 107 (“SAB 107”), which provides the SEC Staff’s views on a variety of matters related to stock based payments. SAB 107 requires that stock based compensation be classified in the same expense line items as cash compensation. The application of SFAS 123(R) had the following effect on the three months and nine months ended September 30, 2006 reported amounts relative to amounts that would have been reported using the intrinsic value method under previous accounting (in thousands, except per share amounts):

NOTE A — BASIS OF PRESENTATION (Continued)
Stock-Based Compensation — Effect of Adoption of SFAS 123(R) (Continued)

	Three Months Ended September 30, 2006
	Previous	SFAS
	Accounting	123 (R)	As
	Method	Adjustments	Reported
Income from operations	$20,025	$69	$19,956
Income before income taxes	$2,337	$69	$2,268
Net income available to common stockholders	$561	$42	$519

Net income available to common stockholders per common share:
Basic	$0.01	$—	$0.01
Diluted	$0.01	$—	$0.01

Cash flow from operating activities	$—	$—	$—
Cash flow from financing activities	$—	$—	$—

	Nine Months Ended September 30, 2006
	Previous	SFAS
	Accounting	123 (R)	As
	Method	Adjustments	Reported
Income from operations	$54,913	$216	$54,697
Income before income taxes	$5,398	$216	$5,182
Net income available to common stockholders	$785	$130	$655

Net income available to common stockholders per common share:
Basic	$0.01	$—	$0.01
Diluted	$0.01	$—	$0.01

Cash flow from operating activities	$—	$—	$—
Cash flow from financing activities	$—	$—	$—
Stock-Based Compensation — Valuation Assumptions for Stock Options
     No stock options were granted during the nine months ended September 30, 2006. The fair value for each stock option granted in the nine months ended September 30, 2005 was estimated at the date of grant using the Black-Scholes option pricing model, using weighted average assumptions as follows: risk free interest rate 3.6%; dividend yield of 0.80%; volatility of the expected market price of the Company’s stock of 0.29 and a weighted average expected life of the options of 2.9 years. The Company’s expected forfeitures were 2.5%. Expected volatilities are based on historical volatilities of our common stock and Class A common stock. The expected life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to the vesting schedules and our historical exercise patterns. The risk free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding to the expected life of the option. Expected forfeitures were estimated based on historical forfeiture rates.

NOTE A — BASIS OF PRESENTATION (Continued)
Stock-Based Compensation — Fair-Value Disclosures — Prior to SFAS 123(R) Adoption
     Stock based compensation for the nine months ended September 30, 2005 was determined using the intrinsic value method. The following table provides supplemental information for the three and nine months ended September 30, 2005 as if stock-based compensation had been computed under SFAS 123(R) (in thousands, except per share data):

	Three	Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2005	2005
Net income available to common stockholders, as reported	$928	$4,767
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(56)	(911)

Net income available to common stockholders, pro forma	$872	$3,856

Net income per common share:
Basic, as reported	$0.02	$0.10
Basic, pro forma	$0.02	$0.08

Diluted, as reported	$0.02	$0.10
Diluted, pro forma	$0.02	$0.08
Earnings Per Share
     Gray computes earnings per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“EPS”). The following table reconciles weighted average shares outstanding — basic to weighted average shares outstanding — diluted for the three and nine months ended September 30, 2006 and 2005 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Weighted average shares outstanding — basic	48,072	48,725	48,532	48,655
Stock options, warrants, convertible preferred stock and restricted stock	—	195	11	284

Weighted average shares outstanding — diluted	48,072	48,920	48,543	48,939

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

NOTE A — BASIS OF PRESENTATION (Continued)
Earnings Per Share (Continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Antidilutive common stock equivalents excluded from diluted earnings per share	4,866	4,661	4,876	4,571
Changes in Classifications
     The classification of certain prior period amounts in the accompanying condensed consolidated financial statements have been changed in order to conform to the current year presentation.
Recent Accounting Pronouncements
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation Number 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires management to evaluate its open tax positions that exist on the date of initial adoption in each jurisdiction. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has not yet determined the effect of implementing this standard.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a common definition for fair value to be applied to US GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 157 on its consolidated financial position and results of operations.
     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”). SFAS No. 158 requires that employers recognize on a prospective basis the funded status of their defined benefit pension and other postretirement plans on their consolidated balance sheet and recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. SFAS No. 158 also requires additional disclosures in the notes to financial statements. SFAS No. 158 is effective as of the end of fiscal years ending after December 15, 2006. The Company is currently assessing the impact of SFAS No. 158 on our consolidated financial statements. However, based on the funded status of our defined benefit pension as of December 31, 2005 (our most recent measurement date), we would be required to increase our net liabilities for pension, which would result in an estimated decrease to stockholders’ equity of approximately $2.8 million, net of taxes, in our consolidated balance sheet. This estimate may vary from the actual impact of implementing SFAS No. 158. The ultimate amounts recorded are highly dependent on a number of assumptions, including the discount rates in effect at December 31, 2006, the actual rate of return on our pension assets for 2006 and the tax effects of the adjustment. Changes in these assumptions since our last measurement date could increase or decrease the expected impact of implementing SFAS No. 158 in our consolidated financial statements at December 31, 2006.
     In September 2006, the FASB issued FASB Staff Position (“FSP”) AUG AIR-1 “Accounting for Planned Major Maintenance Activities” (“FSP AUG AIR-1”). FSP AUG AIR-1 amends the guidance on the accounting for planned major maintenance activities; specifically it precludes the use of the previously acceptable “accrue in advance” method. FSP AUG AIR-1 is effective for fiscal years beginning after December 15, 2006. The implementation of this standard will not have a material impact on our consolidated financial position or results of operations.

NOTE A — BASIS OF PRESENTATION (Continued)
Recent Accounting Pronouncements (Continued)
     In September 2006, the SEC staff issued Staff Accounting Bulletin (“SAB”) 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires that public companies utilize a “dual-approach” to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. The Company is currently assessing the impact of adopting SAB 108 but does not expect that it will have a material effect on our consolidated financial position or results of operations.
NOTE B — BUSINESS ACQUISITIONS AND DISPOSITION
     On March 3, 2006, the Company acquired all of the capital stock of Michiana Telecasting Corporation, operator of WNDU-TV, from The University of Notre Dame. The total cost was $88.8 million, which included the contract price of $85.0 million, working capital adjustments of $3.3 million and transaction costs of $0.5 million. WNDU-TV serves the South Bend — Elkhart, Indiana television market and is an NBC affiliate. In January 2006, the Company borrowed $100.0 million under its senior credit facility. These funds were used to fund the acquisition of WNDU-TV and to reduce other portions of the Company’s then outstanding revolving credit facility debt.
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

Description	Amount
Cash	$3,311
Accounts receivable	2,790
Current portion of program broadcast rights	421
Other current assets	61
Program broadcast rights excluding current portion	260
Property and equipment	22,382
Broadcast licenses	35,640
Goodwill	46,677
Other intangible assets	2,322
Trade payables and accrued expenses	(2,633)
Current portion of program broadcast obligations	(423)
Deferred income tax liability	(21,782)
Program broadcast obligations excluding current portion	(195)

Total purchase price including expenses	$88,831

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

NOTE B — BUSINESS ACQUISITIONS AND DISPOSITION (Continued)
Pro Forma Operating Results Assuming WNDU-TV and WSAZ-TV Were Acquired on January 1, 2005 (Unaudited) (Continued)
     This unaudited pro forma operating data does not purport to represent what the Company’s actual results of operations would have been had the Company acquired WNDU-TV and WSAZ-TV on January 1, 2005 and should not serve as a forecast of the Company’s operating results for any future periods. The pro forma adjustments are based solely upon certain assumptions that management believes are reasonable under the circumstances at this time. Unaudited pro forma operating data for the three and nine months ended September 30, 2006 and 2005 are presented as though WNDU-TV and WSAZ-TV had been acquired at the beginning of the respective periods as follows (in thousands, except per common share data):

	Pro Forma for the		Pro Forma for the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
Operating revenues	$80,592	$71,280	$232,801	$215,853
Operating income	19,956	14,294	54,477	48,425
Income from continuing operations, net of taxes	1,359	76	2,714	643
Net income	1,359	846	2,714	4,379
Preferred dividends	840	815	2,469	2,444
Net income available to common stockholders	$519	$31	$245	$1,935

Basic per share information:
Income (loss) from continuing operations available to common stockholders	$0.01	$(0.02)	$0.01	$(0.04)
Income from discontinued operations, net of income taxes	—	0.02	—	0.08

Net income available to common stockholders	$0.01	$—	$0.01	$0.04

Weighted average shares outstanding	48,072	48,725	48,532	48,655

Diluted per share information:
Income (loss) from continuing operations available to common stockholders	$0.01	$(0.02)	$0.01	$(0.04)
Income from discontinued operations, net of income taxes	—	0.02	—	0.08

Net income available to common stockholders	$0.01	$—	$0.01	$0.04

Weighted average shares outstanding	48,072	48,920	48,543	48,939
     In addition to the operating results of WNDU-TV and WSAZ-TV, the pro forma results presented above include adjustments to reflect (i) additional interest expense associated with debt to finance the acquisition, (ii) depreciation and amortization of assets acquired and (iii) the income tax effect of such pro forma adjustments.
2005 Spinoff
     On December 30, 2005, the Company completed the spinoff of all of the outstanding stock of Triple Crown Media, Inc. (“TCM”). Immediately prior to the spinoff, the Company contributed all of the membership interests in Gray Publishing, LLC which owned and operated the Company’s Gray Publishing and GrayLink Wireless businesses

NOTE B — BUSINESS ACQUISITIONS AND DISPOSITION (Continued)
2005 Spinoff (Continued)
and certain other assets to TCM. The financial position and results of operations of the publishing and wireless businesses are reported in the Company’s consolidated balance sheet and statement of operations as discontinued operations for the three and nine months ended September 30, 2005.
NOTE C — LONG-TERM DEBT
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
     The amount outstanding under the senior credit facility as of September 30, 2006 was $602.9 million and was allocated as follows: revolving loan of $6.2 million, term loan A of $150.0 million, term loan B of $347.4 million and term loan C of $99.3 million. As of September 30, 2006, Gray had $93.8 million of available credit under the senior credit facility.
     During the nine months ended September 30, 2006, Gray repurchased $4.7 million, face amount, of its Senior Subordinated Notes due 2011 (the “9 1/4% Notes”) in the open market. Associated with this repurchase, Gray recorded a loss upon early extinguishment of debt of $347,000. As of September 30, 2006, Gray’s 9 1/4% Notes had a balance outstanding of $253.1 million excluding unaccreted discount of $0.7 million.
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

NOTE D — RETIREMENT PLANS
     The following table provides the components of net periodic benefit cost for Gray’s pension plans for the three and nine months ended September 30, 2006 and 2005, respectively (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Service cost	$715	$733	$2,054	$2,191
Interest cost	375	325	1,108	975
Expected return on plan assets	(377)	(236)	(1,020)	(707)
Loss amortization	71	120	256	359

Net periodic benefit cost	$784	$942	$2,398	$2,818

     During the three and nine months ended September 30, 2006, Gray contributed $1.2 million and $2.7 million to its pension plans respectively. During the remainder of 2006, Gray expects to contribute an additional $397,000 to its pension plans.
NOTE E — REDEEMABLE PREFERRED STOCK
     On September 29, 2006, the Company repurchased 175 shares of the Company’s Redeemable Serial Preferred Stock from Georgia Casualty & Surety Company, a related party affiliated with a director of the Company and the Company’s Chairman and CEO, at the liquidation price of $10,000 per share. The Company chose to repurchase these shares when they became available and after considering the preferred stock’s dividend rate in comparison to the interest earned on the Company’s cash investments. By repurchasing the preferred stock, the Company retired stock with a dividend accruing at an annual rate of 8.00% while it used cash that was earning interest at a lower annual rate.
     As of September 30, 2006, the carrying value and the liquidation value of the Series C Preferred Stock was $37.4 million and $37.9 million, respectively. The difference between these two values is the unaccredited portion of the original issuance cost. The original issuance cost, prior to accretion, was $868,000 and it is being accreted over the estimated ten-year life of the Series C Preferred Stock.
NOTE F — LONG TERM INCENTIVE PLAN
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
     On September 16, 2002, the shareholders of the Company approved the 2002 Long Term Incentive Plan (the “2002 Incentive Plan”), which replaced the prior long-term incentive plan, the 1992 Long Term Incentive Plan. Originally, the 2002 Incentive Plan had 2.8 million shares of the Company’s common stock reserved for grants to key personnel for (i) incentive stock options, (ii) non-qualified stock options, (iii) stock appreciation rights, (iv) restricted stock awards and (v) performance awards, as defined by the 2002 Incentive Plan. On May 26, 2004, the shareholders of the Company approved an amendment to the 2002 Incentive Plan, which increased the number of shares reserved for issuance thereunder by two million shares to a total of 4.8 million shares. As of September 30, 2006, 2.6 million shares were available for issuance under the 2002 Incentive Plan. Shares of common stock underlying outstanding options or performance awards are counted against the 2002 Incentive Plan’s maximum shares while such options or awards are outstanding. Under the 2002 Incentive Plan, the options granted typically vest after a two-year period and expire three years after full vesting. However, options will vest immediately upon a “change in control” of the Company as such term is defined in the 2002 Incentive Plan. All options have been granted with purchase prices that equal the market

NOTE F — LONG TERM INCENTIVE PLAN (Continued)
value of the underlying stock on the date of the grant. During 2003, the Company granted 100,000 shares of restricted common stock to the Company’s president of which 80,000 shares were fully vested as of September 30, 2006. During 2003 and in connection with this grant, the Company recorded a liability for unearned compensation of $1.4 million. As a subsequent event, on October 6, 2006, the Company granted 160,000 shares of restricted common stock to the Company’s president which will vest as follows: 64,000 shares on April 6, 2007, 48,000 shares on October 6, 2007 and 48,000 shares on October 6, 2008. In connection with this subsequent grant, the Company will record in the fourth quarter of 2006 a liability for unearned compensation of $1.0 million which will be recognized as an expense over the vesting period.
     On May 14, 2003, the Company’s shareholders approved a restricted stock plan for its Board of Directors (the “Directors’ Restricted Stock Plan”). The Company has reserved 1.0 million shares of the Company’s common stock for issuance under this plan and as of September 30, 2006 there were 880,000 shares available for award. The Directors’ Restricted Stock Plan replaced the Company’s non-employee director stock option plan. Under the Directors’ Restricted Stock Plan, each director can be awarded up to 10,000 shares of restricted stock each calendar year. Under this plan, the Company granted 55,000 and 5,000 shares of restricted common stock, in total, to its directors during the nine months ended September 30, 2006 and 2005, respectively. Of the total shares granted to the directors since the beginning of the directors’ plan, 40,000 shares were fully vested as of September 30, 2006.
     The total amount of unearned compensation for all restricted stock was originally equal to the market value of the shares as of the date of grant. The unearned compensation is being amortized as an expense over the vesting period of the stock. Unearned compensation for all outstanding restricted stock as of September 30, 2006 and December 31, 2005 was $847,000 and $736,000, respectively. Upon the adoption of SFAS 123(R), this liability was reclassified from unearned compensation to common stock.
     Included in expenses recognized in the three and nine months ended September 30, 2006 is $191,000 and $581,000 of non-cash expense for stock-based compensation. The amounts presented for the three and nine months ended September 30, 2005 include $98,000 and $294,000 respectively for non-cash stock based compensation related to restricted stock awards.
     A summary of the Company’s stock option activity for class A common stock, and related information, for the nine months ended September 30, 2006 is as follows (in thousands, except weighted average data):

	Nine Months Ended September 30, 2006
		Weighted Average
	Options	Exercise Price
Stock options outstanding — beginning of period	19	$17.81
Adjustment related to spinoff of TCM	3	15.39

Stock options outstanding — end of period	22	$15.39

Exercisable at end of period	22	$15.39
     The exercise price for class A common stock options outstanding as of September 30, 2006 is $15.39. The weighted-average remaining contractual life of the class A common stock options outstanding is 2.1 years.

NOTE F — LONG TERM INCENTIVE PLAN (Continued)
     A summary of the Company’s stock option activity for common stock, and related information for the nine months ended September 30, 2006 is as follows (in thousands, except weighted average data):

	Nine Months Ended September 30, 2006
		Weighted Average
	Options	Exercise Price
Stock options outstanding — beginning of period	1,664	$11.20
Adjustment related to spinoff of TCM	238	9.80
Options forfeited	(58)	9.84

Stock options outstanding — end of period	1,844	$9.80

Exercisable at end of period	1,621	$9.75
     Information concerning common stock options outstanding has been segregated into four groups with similar option prices and is disclosed as follows:

As of September 30, 2006
			Weighted		Number of	Weighted Average
			Average	Average	Options	Exercise Price
Exercise Price		Number of	Exercise	Remaining	Outstanding	Per Share of
Per Share		Options	Price	Contractual	That Are	Options That Are
Low	High	Outstanding	Per Share	Life	Exercisable	Exercisable
		(in thousands)		(in years)	(in thousands)
$ 7.13	$8.91	353	$7.94	1.6	301	$7.94
$ 8.91	$10.69	1,122	$9.69	2.0	1,019	$9.69
$10.69	$12.47	294	$11.68	1.6	294	$11.68
$12.47	$14.25	76	$12.77	3.4	8	$12.86

		1,845			1,622

     The closing market price of the Company’s common stock was less than the exercise price for all of the company’s outstanding stock options. Therefore, outstanding options as of September 30, 2006 and options vested during the nine months ended September 30, 2006 had no intrinsic value. No options were exercised in the nine months ended September 30, 2006.

NOTE F — LONG TERM INCENTIVE PLAN (Continued)
     All of the Company’s options for its class A common stock are vested. The following table summarizes the Company’s non-vested options for its common stock and restricted shares during the nine months ended September 30, 2006:

		Weighted
	Number of	Average
	Shares	Fair Value
Nonvested common stock options, December 31, 2005	206,000	$2.59
Adjustment	29,497	2.59
Vested	(12,575)	2.59

Nonvested common stock options, September 30, 2006	222,922	$2.53

Nonvested common restricted shares, December 31, 2005	65,000	$12.73
Granted	55,000	8.65
Vested	(20,000)	13.72

Nonvested common restricted shares, September 30, 2006	100,000	$10.29

     As of September 30, 2006, there was $1.1 million of total unrecognized compensation cost related to all nonvested share based compensation arrangements. The cost is expected to be recognized over a weighted average period of 1.2 years.
NOTE G — EMPLOYEE STOCK PURCHASE PLAN
     On May 14, 2003, the Company’s shareholders approved the adoption of the Gray Television, Inc. Employee Stock Purchase Plan (the “Stock Purchase Plan”). The Stock Purchase Plan is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code and to provide eligible employees of the Company with an opportunity to purchase the Common Stock through payroll deductions. An aggregate of 500,000 shares of the Common Stock are reserved for issuance under the Stock Purchase Plan and are available for purchase, subject to adjustment in the event of a stock split, stock dividend or other similar change in the common stock or the capital structure of the Company. As of September 30, 2006, 373,250 shares were available under the plan. The price per share at which shares of common stock may be purchased under the Stock Purchase Plan during any purchase period is 85% of the fair market value of the common stock on the last day of the purchase period. The Company’s board of directors has the discretion to establish a different purchase price for a purchase period provided that such purchase price will not be less than 85% of the fair market value of the Common Stock on the transaction date. For the three and nine months ended September 30, 2006, the Company expensed approximately $23,000 and $79,000, respectively. For the three and nine months ended September 30, 2005, the Company expensed approximately $12,000 and $76,000, respectively.

NOTE H — GOODWILL AND INTANGIBLE ASSETS
     A summary of changes in the Company’s goodwill and other intangible assets for the nine months ended September 30, 2006 is as follows (in thousands):

	Net Balance at	Acquisitions			Net Balance at
	December 31,	And			September 30,
	2005	Adjustments	Impairments	Amortization	2006
Goodwill	$222,394	$47,448	$—	$—	$269,842
Broadcast licenses	1,023,428	35,638	—	—	1,059,066
Definite lived intangible assets	3,658	2,305	—	(2,011)	3,952

Total intangible assets net of accumulated amortization	$1,249,480	$85,391	$—	$(2,011)	$1,332,860

     As of September 30, 2006 and December 31, 2005, the Company’s intangible assets and related accumulated amortization consisted of the following (in thousands):

	As of September 30, 2006			As of December 31, 2005
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Intangible assets not subject to amortization:
Broadcast licenses	$1,112,765	$(53,699)	$1,059,066	$1,077,127	$(53,699)	$1,023,428
Goodwill	269,842	—	269,842	222,394	—	222,394

	$1,382,607	$(53,699)	$1,328,908	$1,299,521	$(53,699)	$1,245,822

Intangible assets subject to amortization:
Network affiliation agreements	$1,264	$(609)	$655	1,039	$(447)	$592
Other definite lived intangible assets	13,484	(10,187)	3,297	11,413	(8,347)	3,066

	$14,748	$(10,796)	$3,952	$12,452	$(8,794)	$3,658

Total intangibles	$1,397,355	$(64,495)	$1,332,860	$1,311,973	$(62,493)	$1,249,480

     During the nine months ended September 30, 2006, the Company recorded a net increase of $85.4 million in additional intangible assets. Of this amount, $84.6 million was associated with the acquisition of WNDU-TV and this amount was allocated among goodwill, broadcast licenses and definite lived intangible assets. Also, $862,000 was related to additional costs related to the acquisition of WSAZ-TV and this amount was allocated to WSAZ-TV’s goodwill. Based on the current amount of intangible assets subject to amortization, the amortization expense for the succeeding five years is as follows: 2006: $419,000; 2007: $806,000; 2008: $773,000; 2009: $558,000 and 2010: $467,000. As acquisitions and dispositions occur in the future, actual amounts may vary from these estimates.

NOTE I — COMMITMENTS AND CONTINGENCIES
     The Company is subject to legal proceedings and claims that arise in the normal course of its business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions, will not materially affect the Company’s financial position.
Legal Proceedings and Claims — Tarzian Litigation
     The Company has an equity investment in Sarkes Tarzian, Inc. (“Tarzian”) representing shares in Tarzian which were originally held by the estate of Mary Tarzian (the “Estate”). As described more fully below, the Company’s ownership of the Tarzian shares was subject to certain litigation, which has now concluded.
     On February 12, 1999, Tarzian filed suit in the United States District Court for the Southern District of Indiana against U.S. Trust Company of Florida Savings Bank as Personal Representative of the Estate, claiming that Tarzian had a binding and enforceable contract to purchase the Tarzian shares from the Estate. On February 3, 2003, the Court entered judgment on a jury verdict in favor of Tarzian for breach of contract and awarded Tarzian $4.0 million in damages. The Estate appealed the judgment and the Court’s rulings on certain post-trial motions, and Tarzian cross-appealed. On February 14, 2005, the U.S. Court of Appeals for the Seventh Circuit issued a decision concluding that no contract was ever created between Tarzian and the Estate, reversing the judgment of the District Court, and remanding the case to the District Court with instructions to enter judgment for the Estate. Tarzian’s petition for rehearing was denied by the Seventh Circuit Court of Appeals, and the U.S. Supreme Court denied Tarzian’s petition for certiorari. Tarzian also filed a motion for a new trial in the District Court based on the Estate’s alleged failure to produce certain documents in discovery. The District Court denied Tarzian’s motion, the Seventh Circuit Court of Appeals affirmed the District Court’s ruling, and on June 12, 2006 the U.S. Supreme Court denied Tarzian’s petition for certiorari, ending the litigation between Tarzian and the Estate.
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
     On October 12, 2004, the University of Kentucky jointly awarded a new sports marketing agreement to the Company and Host. The new agreement commenced on April 16, 2005 and has an initial term of seven years with the option to extend the license for three additional years. Aggregate license fees to be paid to the University of Kentucky over a full ten year term for the agreement will be approximately $80.5 million. The Company and Host will share equally the cost of the license fees. During the three months and nine months ended September 30, 2006, the Company recognized losses under the sports marketing agreement of $10,000 and $81,000, respectively. The contract is recorded as a current related party receivable of $3.4 million as of September 30, 2006 and a non-current related party investment of $1.7 million as of December 31, 2005.

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
Overview
     Gray is a television broadcast company headquartered in Atlanta, GA. Gray operates 31 television stations serving 31 markets. Each of the stations are affiliated with either CBS (16 stations), NBC (10 stations) and ABC (5 stations). In addition, Gray currently operates 24 digital multi-cast television channels which are affiliates of either the MYNetworkTV, CW or FOX networks and four digital local news/weather channels in our existing markets.
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
     Most broadcast advertising contracts are short-term, and generally run only for a few weeks. Approximately 71% of the net revenues of the Company’s television stations for the nine months ended September 30, 2006, were generated from local advertising (including political advertising revenues), which is sold primarily by a station’s sales staff directly to local accounts, and the remainder represented primarily by national advertising, which is sold by a station’s national advertising sales representative. The stations generally pay commissions to advertising agencies on local, regional and national advertising and the stations also pay commissions to the national sales representative on national advertising.
     Broadcast advertising revenues are generally highest in the second and fourth quarters each year, due in part to increases in consumer advertising in the spring and retail advertising in the period leading up to and including the holiday season. In addition, broadcast advertising revenues are generally higher during even numbered years due to spending by political candidates, which spending typically is heaviest during the fourth quarter. Consistent with this trend the Company has earned $17.1 million of political advertising revenue during the nine months ended September 30, 2006.
     The primary operating expenses are employee compensation, related benefits and programming costs. In addition, the operations incur overhead expenses, such as maintenance, supplies, insurance, rent and utilities. A large portion of the operating expenses of the operations is fixed.
Acquisition of WNDU-TV
     On March 3, 2006, the Company acquired all of the outstanding capital stock of Michiana Telecasting Corporation, operator of WNDU-TV, from The University of Notre Dame. The total cost was $88.8 million, which included the contract price of $85.0 million, working capital adjustments of $3.3 million and transaction costs of $0.5 million. WNDU-TV serves the South Bend – Elkhart, Indiana television market and is an NBC affiliate. In January 2006, the Company borrowed $100.0 million under its senior credit facility. These funds were used to fund the acquisition of WNDU-TV and to reduce other portions of the Company’s then outstanding revolving credit facility debt.
2005 Spinoff
     On December 30, 2005, the Company completed the spinoff of all of the outstanding stock of Triple Crown Media, Inc. (“TCM”). Immediately prior to the spinoff, the Company contributed all of the membership interests in Gray Publishing, LLC which owned and operated the Company’s Gray Publishing and GrayLink Wireless businesses and certain other assets, to TCM. The financial position and results of operations of the publishing and wireless businesses are reported in the Company’s consolidated balance sheet and statement of operations as discontinued operations for the three and nine months ended September 30, 2006.
Results of Operations
Revenues
     Set forth below are the principal types of broadcast revenues earned by Gray for the periods indicated and the percentage contribution of each to Gray’s total revenues (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006		2005		2006		2005
		Percent		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total
Broadcasting net revenues:
Local	$47,736	59.2%	$41,869	67.2%	$146,875	63.8%	$125,992	66.8%
National	19,508	24.2%	17,201	27.6%	58,092	25.2%	51,266	27.2%
Network compensation	259	0.3%	986	1.6%	839	0.4%	4,036	2.1%
Political	10,595	13.1%	448	0.7%	17,077	7.4%	1,429	0.8%
Production and other	2,494	3.2%	1,777	2.9%	7,333	3.2%	5,855	3.1%

Total	$80,592	100.0%	$62,281	100.0%	$230,216	100.0%	$188,578	100.0%

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005
     Total broadcast revenues increased $18.3 million, or 29%, to $80.6 million. The primary reason for this increase is due to the acquisition of the following television stations: WSWG, Albany, GA on November 10, 2005; WSAZ-TV, Charleston — Huntington, WV on November 30, 2005 and WNDU-TV, South Bend, IN on March 3, 2006. In addition, since January 1, 2005, the Company has expanded its operations in the Charlottesville, Virginia market to include ABC and FOX affiliations, in addition to the previously existing CBS affiliation, and launched or re-branded 24 digital second channels in its existing television markets as affiliates of either the MYNetworkTV, CW or FOX networks and launched 4 digital local news/weather channels in our existing markets. Collectively, these recently acquired stations, the Charlottesville, Virginia network affiliations and the recently launched/re-branded digital second channels are referred to as our “expanded channels”.
     Local advertising revenues for all stations, excluding political advertising revenues, increased $5.8 million, or 14%, to $47.7 million from $41.9 million.
     The expanded channels described above account for approximately $6.4 million of the Company’s overall increase in local advertising revenues, excluding political advertising revenues.
     Excluding the results of the expanded channels, local advertising revenues, excluding political advertising revenues, decreased approximately 1% or $534,000 due to decreased demand for commercial time by local advertisers.

     National advertising revenues, excluding political advertising revenues, for all stations increased 13%, or $2.3 million, to $19.5 million from $17.2 million.
     The expanded channels described above account for approximately $2.6 million of the Company’s overall increase in national advertising revenues, excluding political advertising revenues.
     Excluding the results of the expanded channels, national advertising revenues, excluding political advertising revenues, decreased approximately 1% or $252,000 due to decreased demand for commercial time by national advertisers.
     Political advertising revenues increased to $10.6 million from $448,000 reflecting the cyclical influence of the 2006 elections.
Operating expenses.
     Operating expenses increased 22% to $60.6 million from $49.8 million in the same period of the prior year primarily as the result of the expanded channels discussed above.
     Broadcasting expenses for all stations, before depreciation, amortization and loss on disposal of assets increased $7.5 million, or 19%, to $47.5 million from $40.0 million.
     The expanded channels described above account for approximately 82% or $6.1 million of this increase.
     Excluding the results of the expanded channels, broadcast expenses increased approximately 3%, or $1.3 million. Payroll related expenses increased approximately $162,000. Other non-payroll related expenses increased $1.2 million and this increase was due partially to increased national sales representative commissions of $430,000 on the sale of net political advertising revenue.
     Corporate and administrative expenses, before depreciation, amortization and loss on disposal of assets increased 10% to $3.5 million from $3.2 million. The 2006 period includes an aggregate of approximately $191,000 of non-cash expenses recorded in connection with restricted stock awards and the Company’s adoption on January 1, 2006 of Statement of Financial Accounting Standards No. 123(R) (“SFAS 123(R)”) which relates to the new accounting rules for expensing stock based compensation. The corresponding period of 2005 contains $98,000 of non-cash expenses associated with restricted stock awards.
     Depreciation expense increased $2.3 million, or 36%, to $8.8 million. The increase is attributable to the purchase of equipment for our existing operating locations as well as the acquisition of the television stations described above.
     Amortization of intangible assets increased $550,000, or 346%, to $709,000. The increase in amortization expense was due to the addition of definite life intangible assets in connection with the acquisitions described above.
     Interest expense. Interest expense increased $6.4 million, or 58%, to $17.5 million. This increase is primarily attributable to higher debt associated with the acquisitions described above and higher average interest rates in 2006. The combined average interest rates on the Company’s senior credit facility and 9 1/4% Notes, were 7.7% and 6.7% for the three months ended September 30, 2006 and September 30, 2005, respectively. The increase in interest rates was partially offset by the repurchase and extinguishment by the Company of $4.7 million of its 9 1/4% Notes during 2006.
     Income tax expense. An income tax expense of $909,000 was recorded for the three months ended September 30, 2006 as compared to an income tax expense of $650,000 for the three months ended September 30, 2005. The effective income tax rate was approximately 40% for the current and the prior year.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005
     Total revenues increased $41.6 million, or 22%, to $230.2 million. The primary reason for this increase is due to the acquisition of the following television stations: KKCO-TV, Grand Junction, CO on January 31, 2005; WSWG-TV, Albany, GA on November 10, 2005; WSAZ-TV, Charleston — Huntington, WV on November 30, 2005 and WNDU-TV, South Bend, IN on March 3, 2006. In addition, since January 1, 2005, the Company has expanded its operations in the Charlottesville, Virginia market to include ABC and FOX affiliations, in addition to the previously existing CBS affiliation, and launched or re-branded 24 digital second channels in its existing television markets as affiliates of either the MYNetworkTV, CW or FOX networks and launched 4 digital local news/weather channels in our existing markets. Collectively, these recently acquired stations, the Charlottesville, Virginia network affiliations and the recently launched/re-branded digital second channels are referred to as our “expanded channels”.
     Local advertising revenues for all stations, excluding political advertising revenues, increased $20.9 million, or 17% to $146.9 million from $126.0 million.
     The expanded channels described above account for approximately $18.5 million or 89% of the Company’s overall increase in local advertising revenues, excluding political advertising revenues.
     Excluding the results of the expanded channels, local advertising revenues, excluding political advertising revenues, increased approximately 2% or $2.4 million due to increased demand for commercial time by local advertisers.
     National advertising revenues, excluding political advertising revenues, for all stations increased 13% or $6.8 million to $58.1 million from $51.3 million.
     The expanded channels described above account for approximately $7.8 million of the Company’s overall increase in national advertising revenues, excluding political advertising revenues.
     Excluding the results of the expanded channels, national advertising revenues, excluding political advertising revenues, decreased approximately 2% or $960,000 due to decreased demand for commercial time by national advertisers.
     Political advertising revenues for all stations increased to $17.1 million from $1.4 million reflecting the cyclical influence of the 2006 elections.
     During the first quarter of 2006, the Company earned an aggregate total of approximately $2.9 million of revenue from the broadcast of the Winter Olympic Games. No Olympic Games were broadcast in the first quarter of 2005.
Operating expenses.
     Operating expenses increased 21% to $175.5 million from $145.2 million in the same period of the prior year primarily as the result of the expanded channels discussed above.
     Broadcasting expenses for all stations, before depreciation, amortization and loss on disposal of assets increased $19.8 million, or 17%, to $138.1 million from $118.3 million.
     The expanded channels discussed above collectively account for approximately 83% or $16.4 million of this increase.
     Excluding the results of the expanded channels, broadcast expenses increased approximately 3%, or $3.4 million. Payroll related expenses increased approximately $1.1 million. Other non-payroll related expenses increased $2.2 million and this increase was due partially to increased national sales representative commissions of $639,000 on the sale of net political advertising revenue.

     Corporate and administrative expenses, before depreciation, amortization and loss on disposal of assets increased 14% to $10.1 million from $8.9 million. The 2006 period includes an aggregate of approximately $581,000 of non-cash expenses recorded in connection with restricted stock awards and the Company’s adoption on January 1, 2006 of SFAS 123(R) which relates to the new accounting rules for expensing stock based compensation. The corresponding period of 2005 contains $294,000 of non-cash expenses associated with restricted stock awards. Payroll and benefit costs, excluding non-cash stock based compensation, increased $880,000 which was due largely to the timing of accruals for annual bonuses. For the year ended December 31, 2006, corporate bonuses are expected to be consistent with that of 2005.
     Depreciation expense increased $7.5 million, or 43%, to $24.8 million. The increase is attributable to the purchase of equipment for our existing operating locations as well as the acquisition of the television stations described above.
     Amortization of intangible assets increased $1.4 million, or 249%, to $2.0 million. The increase in amortization expense was due to the addition of definite life intangible assets in connection with the acquisitions described above.
     Interest expense. Interest expense increased $16.2 million, or 48%, to $49.7 million. This increase is primarily attributable to higher debt associated with the acquisitions described above and higher average interest rates in 2006. The combined average interest rates on the Company’s senior credit facility and the Company’s 9 1/4% Notes were 7.5% and 6.7% for the nine months ended September 30, 2006 and September 30, 2005, respectively. The increase in interest rates was partially offset by the repurchase and extinguishment by the Company of $4.7 million of its 9 1/4% Notes during 2006.
     Loss on early extinguishment of debt. Gray reported a loss on early extinguishment of debt in the amount of $347,000 which related to the repurchase and extinguishment by Gray of $4.7 million of its 9 1/4% Notes.
     Income tax expense. An income tax expense of $2.1 million was recorded for the nine months ended September 30, 2006 as compared to an income tax expense of $2.3 million for the nine months ended September 30, 2005. The effective income tax rate was approximately 40% for the current year and the prior year.
Liquidity and Capital Resources
General
     The following tables present data that Gray believes is helpful in evaluating its liquidity and capital resources (in thousands).

	Nine Months Ended September 30,
	2006	2005
Net cash provided by operating activities	$60,444	$39,251
Net cash used in investing activities	(117,085)	(45,175)
Net cash provided by (used in) financing activities	51,483	(40,586)

Decrease in cash and cash equivalents	$(5,158)	$(46,510)

	As of
	September 30, 2006	December 31, 2005
Cash and cash equivalents	$4,157	$9,315
Long-term debt including current portion	$855,996	$792,509
Preferred stock	$37,431	$39,090
Available credit under senior credit agreement	$93,750	$58,500

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
     Net cash provided by operating activities increased $21.1 million reflecting the impact of the station acquisitions described above. Cash provided by operating activities also increased due to increases in current liability accounts and the cyclical influence of the 2006 political advertising.
     Net cash used in investing activities increased $71.9 million. The increase was largely due to the acquisition of television businesses, primarily WNDU-TV on March 3, 2006, representing a use of cash totaling $84.9 million. The Company expended approximately $13.9 million in cash for the acquisition of KKCO-TV during the prior year.
     Net cash provided by (used in) financing activities increased $92.1 million. During the nine months ended September 30, 2006, the Company borrowed $120.0 million under its senior credit facility of which $100.0 million was used to finance the acquisition of WNDU-TV, described above. Gray also repaid $50.1 million outstanding under its senior credit facility, repaid $1.9 million of other long-term debt and repurchased $4.7 million of its 9 1/4% Notes. During the nine months ended September 30, 2006, the Company repurchased 902,200 shares of its common stock for $5.6 million. On September 29, 2006, the Company repurchased d 175 shares of the Company’s Redeemable Serial Preferred Stock from Georgia Casualty & Surety Company, affiliated a director of the Company and with the Company’s Chairman and CEO, for $1.8 million. In the nine months ended September 30, 2005 the Company repurchased 398,400 shares of common stock for $5.5 million, and 12,800 shares of class A common stock for $172,000. Dividends paid decreased $8.1 million due to the payment in January 2005 of a special dividend that was declared in the fourth quarter of 2004. Also, the dividends declared in the third quarter of 2006 were not paid until the fourth quarter of 2006.
Capital Expenditures
     The Company’s capital expenditure activity is segregated into expenditures for high definition television (“HDTV”) and expenditures for other than high definition television (“Non HDTV”). This capital expenditure activity is set forth below for the nine months ended September 30, 2006 and 2005 (in thousands):

	Nine Months Ended September 30, 2006
	Non HDTV	HDTV	Total
Capital expenditure payments made during the period	$24,124	$4,737	$28,861

	Nine Months Ended September 30, 2005
	Non HDTV	HDTV	Total
Capital expenditure payments made during the period	$19,183	$7,603	$26,786
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
     On October 12, 2004, the University of Kentucky jointly awarded a new sports marketing agreement to the Company and Host. The new agreement commenced on April 16, 2005 and has an initial term of seven years with the option to extend the license for three additional years. Aggregate license fees to be paid to the University of Kentucky over a full ten year term for the agreement will be approximately $80.5 million. The Company and Host will share equally the cost of the license fees. During the three months and nine months ended September 30, 2006, the Company recognized losses under the sports marketing agreement of $10,000 and $81,000, respectively. The contract is recorded as a current related party receivable of $3.4 million as of September 30, 2006 and a non-current related party investment of $1.7 million as of December 31, 2005.
     On September 29, 2006, the Company repurchased 175 shares of the Company’s Redeemable Serial Preferred Stock from Georgia Casualty & Surety Company, a related party affiliated a director of the Company and with the Company’s Chairman and CEO, at the liquidation price of $10,000 per share.
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
     As of January 1, 2006, we have adopted SFAS 123(R) using the modified prospective method, which requires Gray to measure compensation cost for all outstanding unvested share-based awards at fair value on the date of grant and recognize compensation cost over the service period for awards expected to vest. The fair value of restricted stock is determined based on the number of shares granted and the quoted market price of our common stock. The value of share discounts related to our Employee Stock Purchase Plan will continue to be expensed. The fair value of our stock options is determined using the Black-Scholes valuation model. Fair value calculations under the Black-Scholes model include several assumptions, including: risk free interest rate; dividend yield; volatility of market price; and weighted average expected life of the options. The methods and assumptions used by the Company are consistent with our valuation techniques previously utilized for stock options in our footnote disclosures under SFAS 123. Under SFAS 123(R) the fair value of stock options is recognized as expense over the service period, net of estimated forfeitures. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from our estimates, such amounts will be recorded as an adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results may differ substantially from these estimates. The recognition of stock-based compensation expense results in a deferred tax benefit for the temporary difference associated with the future tax deductions to be realized when stock options are exercised. SFAS 123(R) amends Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows” and requires stock option exercises resulting in realizable tax benefits related to excess stock-based compensation deductions be prospectively presented in the statement of cash flows as financing cash inflows. No stock options were exercised in the nine months ended September 30, 2006.
     The adoption of SFAS 123(R) resulted in an additional stock-based compensation expense of $69,000 and $216,000 recognized in the three and nine months ended September 30, 2006, respectively.
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
     As of September 30, 2006, there was $1.1 million of total unrecognized compensation cost related to all nonvested share based compensation arrangements. The cost is expected to be recognized over a weighted average period of 1.2 years.
Other
     During the nine months ended September 30, 2006, Gray contributed approximately $2.7 million to its pension plans. During the remainder of 2006, Gray expects to contribute an additional $397,000 million to its pension plans.
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
Recent Accounting Pronouncements
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation Number 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109”, (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires management to evaluate its open tax positions that exist on the date of initial adoption in each jurisdiction. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has not yet determined the effect of implementing this standard.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a common definition for fair value to be applied to US GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 157 on its consolidated financial position and results of operations.
     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”). SFAS No. 158 requires that employers recognize on a prospective basis the funded status of their defined benefit pension and other postretirement plans on their consolidated balance sheet and recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. SFAS No. 158 also requires additional disclosures in the notes to financial statements. SFAS No. 158 is effective as of the end of fiscal years ending after December 15, 2006. The Company is currently assessing the impact of SFAS No. 158 on our consolidated financial statements. However, based on the funded status of our defined benefit pension as of December 31, 2005 (our most recent measurement date), we would be required to increase our net liabilities for pension, which would result in an estimated decrease to stockholders’ equity of approximately $2.8 million, net of taxes, in our consolidated balance sheet. This estimate may vary from the actual impact of implementing SFAS No. 158. The ultimate amounts recorded are highly dependent on a number of assumptions, including the discount rates in effect at December 31, 2006, the actual rate of return on our pension assets for 2006 and the tax effects of the adjustment. Changes in these assumptions since our last measurement date could increase or decrease the expected impact of implementing SFAS No. 158 in our consolidated financial statements at December 31, 2006.
     In September 2006, the FASB issued FASB Staff Position (“FSP”) AUG AIR-1 “Accounting for Planned Major Maintenance Activities” (“FSP AUG AIR-1”). FSP AUG AIR-1 amends the guidance on the accounting for planned major maintenance activities; specifically it precludes the use of the previously acceptable “accrue in advance” method. FSP AUG AIR-1 is effective for fiscal years beginning after December 15, 2006. The implementation of this standard will not have a material impact on our consolidated financial position or results of operations.
     In September 2006, the SEC staff issued Staff Accounting Bulletin (“SAB”) 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires that public companies utilize a “dual-approach” to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. The Company is currently assessing the impact of adopting SAB 108 but does not expect that it will have a material effect on our consolidated financial position or results of operations.
Cautionary Note Regarding Forward-Looking Statements
     This quarterly report on Form 10-Q contains “forward-looking statements.” When used in this report, the words “believes,” “expects,” “anticipates,” “should”, “estimates” and similar words and expressions are generally intended to identify forward-looking statements, but some of those statements may use other phrasing. Statements that describe Gray’s future strategic plans, goals or objectives are also forward-looking statements. Readers of this report are cautioned that any forward-looking statements, including those regarding the intent, belief or current expectations of Gray or management, are not guarantees of future performance, results or events and involve risks and uncertainties, and that actual results and events may differ materially from those in the forward-looking statements as a result of various factors including, but not limited to, (i) general economic conditions in the markets in which Gray operates, (ii) competitive pressures in the markets in which Gray operates, (iii) the effect of future legislation or regulatory changes on Gray’s operations, (iv) certain other risks relating to our business, including, our dependence on advertising revenues, our need to acquire non-network television programming, the impact of a loss of any of our FCC broadcast licenses, increased competition and capital costs relating to digital advanced television, pending litigation and our significant level of intangible assets, (v) our high debt levels and (vi) other factors described from time to time in our SEC filings, including, under the heading “Risk Factors” in this report. The forward-looking statements included in this report are made only as of September 30, 2006. Gray disclaims any obligation to update such forward-looking statements to reflect subsequent events or circumstances, except as required by law.
Item 3. Quantitative and Qualitative Disclosure About Market Risk
     Gray believes that the market risk of its financial instruments as of September 30, 2006 has not materially changed since December 31, 2005. The market risk profile on December 31, 2005 is disclosed in Gray’s Annual Report on Form 10-K for the year ended December 31, 2005.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     The information contained in Note I “Commitments and Contingencies” to Gray’s unaudited Condensed Consolidated Financial Statements filed as part of this quarterly report on Form 10-Q is incorporated herein by reference.
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
     As of September 30, 2006, the net book value of our FCC licenses was $1.1 billion and the net book value of our goodwill was $269.8 million in comparison to total assets of $1.6 billion. Not less than annually, we are required to evaluate our goodwill and FCC licenses to determine if the estimated fair value of these intangible assets is less than book value. If the estimated fair value of these intangible assets is less than book value, we will be required to record a non-cash expense to write down the book value of the intangible asset to the estimated fair value. We cannot make any assurances that any required impairment charges will not have a material effect on our total assets.
Our inability to integrate acquisitions successfully would adversely affect us.
     In recent years, we have acquired several full power stations and started up numerous digital second channels. In the future we may make additional acquisitions and start up additional stations. In order to integrate successfully the businesses we acquire we will need to coordinate the management and administrative functions and sales, marketing and development efforts of each company. Combining companies presents a number of challenges, including integrating the management of companies that may have different approaches to sales and service, and the integration of a number of geographically separated facilities. In addition, integrating acquisitions requires substantial management time and attention and may distract management from our day-to-day business. If we cannot successfully integrate the businesses we have acquired and any future acquisitions, our business and results of operations could be adversely affected.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
     The following tables provide information about Gray’s repurchase of its common stock (ticker: GTN) and its class A common stock (ticker: GTN.A) during the quarter ended September 30, 2006.

Issuer Purchases of Common Stock and Class A Common Stock

				Total Number of	Maximum Number of
		Total		Shares Purchased	Shares that May Yet
	NYSE	Number of	Average	as Part of	Be Purchased Under
	Ticker	Shares	Price Paid	Publicly	the Plans or
Period	Symbol	Purchased	per Share (1)	Announced Plans	Programs(2)
July 1, 2006 through July 31, 2006:	GTN	898,100	$6.20	898,100
	GTN.A	—	$—	—	810,200

August 1, 2006 through August 31, 2006:	GTN	—	$—	—
	GTN.A	—	$—	—	810,200

September 1, 2006 through September 30, 2006:	GTN	—	$—	—
	GTN.A	—	$—	—	810,200

Total		898,100	$6.20	898,100	810,200

(1)	Amount excludes standard brokerage commissions.

(2)	On November 3, 2004, the Company’s Board of Directors increased, from 2 million to 4 million, the aggregate number of shares of its Common Stock or Class A Common Stock authorized for repurchase. On March 3, 2004, Gray’s Board of Directors had previously authorized the repurchase, from time to time, of up to an aggregate of 2 million shares of the Company’s Common Stock or Class A Common Stock. As of September 30, 2006, 810,200 shares of the Company’s Common Stock and Class A Common Stock are available for repurchase under the increased limit of 4 million shares. There is no expiration date for this repurchase plan.

Item 6. Exhibits
Exhibit 31.1 Rule 13(a) — 14(a) Certificate of Chief Executive Officer
Exhibit 31.2 Rule 13(a) — 14(a) Certificate of Chief Financial Officer
Exhibit 32.1 Section 1350 Certificate of Chief Executive Officer
Exhibit 32.2 Section 1350 Certificate of Chief Financial Officer

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAY TELEVISION, INC.
(Registrant)

Date: November 8, 2006	By:	/s/ James C. Ryan James C. Ryan,
Senior Vice President and Chief Financial Officer