Form 10-K
period 2006-12-31
GRAY TELEVISION INC
filed 2007-03-15
CIK 43196

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2006
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
Large accelerated filer ☐      Accelerated filer ☑     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The aggregate market value of the voting stock (based upon the closing sales price quoted on the New York Stock Exchange) held by non-affiliates as of June 30, 2006: Class A and Common Stock; no par value –$259,035,713.
     The number of shares outstanding of the registrant’s classes of common stock as of February 27, 2006: Class A Common Stock; no par value – 5,753,020 shares; Common Stock, no par value – 42,044,065 shares.
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
     The Company’s common stock, no par value, and its Class A common stock, no par value, have been listed and traded on The New York Stock Exchange (the “NYSE”) since September 24, 1996 and June 30, 1995, respectively. The ticker symbols are “GTN” for its common stock and “GTN.A” for its Class A common stock.
     Unless otherwise indicated, all station rank, in-market share and television household data herein are derived from reports prepared by A.C. Nielsen Company (“Nielsen”).
General
     As of the filing date of this Annual Report, the Company owns 36 television stations serving 30 television markets. 17 of the stations are affiliated with CBS Inc., or “CBS,” 10 are affiliated with the National Broadcasting Company, Inc., or “NBC”, eight are affiliated with the American Broadcasting Company, or “ABC” and one is affiliated with FOX Entertainment Group, Inc. or “FOX.” The combined station group has 22 markets with stations ranked #1 in local news audience and 23 markets with stations ranked #1 in overall audience within their respective markets based on the results of the average of the Nielsen November, July, May and February 2006 ratings reports. The combined TV station group reaches approximately 6.3% of total U.S. TV households. In addition, Gray currently operates 36 digital second channels including one affiliated with ABC, five affiliated with FOX, seven affiliated with The CW Network, LLC (“CW”) and 15 affiliated with Twentieth Television, Inc. (“MyNetworkTV” or “MyNet.”), plus six local news/weather channels and two independent channels in certain of its existing markets. With seventeen CBS affiliated stations, the Company is the largest independent owner of CBS affiliates in the country.
     In 1993, the Company implemented a strategy to foster growth through strategic acquisitions and certain select divestitures. Since January 1, 1994, the Company’s significant acquisitions have included 33 television stations.
2006 Acquisitions
     On March 3, 2006, the Company completed the acquisition of the stock of Michiana Telecasting Corp., owner of WNDU-TV, the NBC affiliate in South Bend, Indiana, from the University of Notre Dame for $88.8 million, which included certain working capital adjustments and transaction fees. The Company financed this acquisition with borrowings under the Company’s senior credit facility.

The Company’s Stations and Their Markets
     The following is a list of all our owned and operated television stations. In markets where we have satellite stations and stations that serve distant communities, certain figures relating to in market share of household viewing and television households have been combined:

									Primary Network
DMA			Primary		Secondary		Broadcast		Station	News
Rank			Network		Network		License		Rank in	Rank in
(a)	Market	Station	Affil.	Exp.	Affil.	Exp.	Expiration		DMA (b)	DMA (c)

60	Knoxville, TN	WVLT	CBS	12/31/14	MyNet.	12/31/08	08/01/05	(g)	2	2
63	Lexington, KY	WKYT	CBS	12/31/14	CW	09/17/14	08/01/05	(g)	1	1
65	Charleston/Huntington, WV	WSAZ	NBC	01/01/09	MyNet.	09/05/09	10/01/12		1	1
67	Wichita/Hutchinson, KS	KAKE	ABC	12/31/13	NA	NA	06/01/06	(g)	2	2
	(Colby, KS)	KLBY (d)	ABC	12/31/13	NA	NA	06/01/06	(g)	2	2
	(Garden City, KS)	KUPK (d)	ABC	12/31/13	NA	NA	06/01/06	(g)	2	2
75	Omaha, NE	WOWT	NBC	01/01/12	Indy	NA	06/01/06	(g)	1	1
85	Madison, WI	WMTV	NBC	01/01/12	News	NA	12/01/05	(g)	2	2
88	South Bend, IN	WNDU	NBC	12/31/10	NA	NA	08/01/13		1	1
94	Colorado Springs, CO	KKTV	CBS	12/31/14	MyNet.	09/05/09	04/01/06	(g)	1	2
95	Waco-Temple-Bryan, TX	KWTX	CBS	12/31/14	CW	12/31/14	08/01/06	(g)	1	1
	(Bryan, TX)	KBTX (e)	CBS	12/31/14	CW	12/31/14	08/01/06	(g)	1	1
104	Lincoln/Hastings/Kearney, NE	KOLN	CBS	12/31/14	MyNet.	09/05/09	06/01/06	(g)	1	1
	Grand Island, NE	KGIN (f)	CBS	12/31/14	NA	NA	06/01/06	(g)	1	1
107	Greenville/New Bern/	WITN	NBC	01/01/12	News	NA	12/01/04	(g)	2	1
	Washington, NC
108	Tallahassee, FL/	WCTV	CBS	12/31/14	MyNet.	09/05/09	04/01/13		1	1
	Thomasville, GA
110	Reno, NV	KOLO	ABC	12/31/13	Indy.	NA	10/01/06	(g)	1	1
112	Lansing, MI	WILX	NBC	01/01/12	News	NA	10/31/05	(g)	1	1
114	Augusta, GA	WRDW	CBS	12/31/14	MyNet	12/31/14	04/11/13		1	1
					Indy	NA
127	La Crosse/Eau Claire, WI	WEAU	NBC	01/01/12	News	NA	12/01/05	(g)	1	1
133	Rockford, IL	WIFR	CBS	12/31/14	NA	NA	12/01/05	(g)	2	2
134	Wausau/Rhinelander, WI	WSAW	CBS	12/31/14	MyNet.	09/05/09	12/01/05	(g)	1	2
					News	NA
138	Topeka, KS	WIBW	CBS	12/31/14	MyNet.	02/18/09	06/01/06	(g)	1	1
145	Albany, GA	WSWG	CBS	12/31/14	MyNet.	09/05/09	04/01/13		3	NA (h)
156	Panama City, FL	WJHG	NBC	01/01/12	NA	NA	02/01/05	(g)	1	1
161	Sherman,TX/Ada, OK	KXII	CBS	12/31/14	FOX	06/30/08	08/01/06	(g)	1	1
					MyNet.	09/05/14
172	Dothan, AL	WTVY	CBS	12/31/14	CW	09/01/08	04/01/13		1	1
					MyNet.	09/05/09
181	Harrisonburg, VA	WHSV	ABC	12/31/13	ABC	12/31/13	10/01/12		1	1
					FOX	06/30/08
					MyNet.	09/05/09
182	Charlottesville, VA	WCAV	CBS	12/31/14	NA	NA	10/01/12	(i)	2	2
		WVAW	ABC	12/31/13	NA	NA	10/01/12	(i)	3	3
		WAHU	FOX	06/30/08	MyNet.	09/05/09	10/01/12	(i)	4	4

									Primary Network
DMA			Primary		Secondary		Broadcast		Station	News
Rank			Network		Network		License		Rank in	Rank in
(a)	Market	Station	Affil.	Exp.	Affil.	Exp.	Expiration		DMA (b)	DMA (c)

183	Bowling Green, KY	WBKO	ABC	12/31/13	FOX	06/30/08	08/01/05	(g)	1	1
					CW	09/01/08
185	Meridian, MS	WTOK	ABC	12/31/13	FOX	06/30/08	06/01/05	(g)	1	1
					CW	09/17/08
					MyNet.	09/05/09
186	Grand Junction, CO	KKCO	NBC	07/30/06 (k)	CW	09/01/08	04/01/06	(g)	1	1
189	Parkersburg, WV	WTAP	NBC	01/01/12	FOX	06/30/08	10/01/04	(g)	1	1
					MyNet.	09/05/09
(j)	Hazard, KY	WYMT	CBS	12/31/14	NA	NA	08/01/05	(g)	1	1

(a)	Based on data published by Nielsen or other public sources for the 2006-2007 television season for each DMA.

(b)	Based on the average of Nielsen data for November, July, May and February 2006 rating periods, Sunday to Saturday, 6 a.m. to 2 a.m.

(c)	Based on management’s review of Nielsen data for November, July, May and February 2006 rating periods for various news programs.

(d)	KLBY-TV and KUPK-TV are satellite stations of KAKE-TV under FCC rules and retransmit the signal of the primary station and may offer some locally originated programming such as local news.

(e)	KBTX-TV is a satellite station of KWTX-TV under FCC rules and retransmits the signal of the primary station and may offer some locally originated programming such as local news.

(f)	KGIN-TV is a satellite station of KOLN-TV under FCC rules and retransmits the signal of the primary station and may offer some locally originated programming such as local news.

(g)	License renewal application has been filed with the Federal Communication Commission (the “FCC”) and renewal is pending. As of the date of filing this Annual Report, the Company anticipates that all pending applications will be renewed in due course.

(h)	This station does not currently broadcast local news.

(i)	Original license application pending with the Federal Communications Commission. If license is granted as expected, the expiration date of the license is expected to be October 1, 2012.

(j)	The Company considers WYMT-TV’s service area as a separate television market. This area is a special 17 county trading area as defined by Nielsen and is part of the Lexington, KY DMA.

(k)	The NBC affiliation agreement for KKCO-TV is currently being negotiated for renewal.
Television Industry Background
     Licenses to operate a television station are granted by the FCC. Historically, there have been a limited number of channels available for broadcasting in any one geographic area.
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
     Four major broadcast networks, ABC, NBC, CBS and FOX dominate broadcast television. FOX, the CW Network, LLC (“CW”) and Twentieth Television, Inc. (“MyNetworkTV”) provide their affiliates with a smaller portion of each day’s programming, compared to an affiliate of ABC, NBC and CBS.
Network Affiliation of the Stations
     The affiliation of a station with ABC, NBC or CBS has a significant impact on the composition of the station’s programming, revenues, expenses and operations. A typical affiliate of these networks receives the majority of each day’s programming from the network. This programming, along with cash payments (“network compensation”) in certain instances, is provided to the affiliate by the network in exchange for a substantial majority of the advertising time available for sale during the airing of network programs. The network then sells this advertising time and retains the revenues. The affiliate retains the revenues from time sold during breaks in and between network programs and programs the affiliate produces or purchases from non-network sources. In acquiring programming to supplement programming supplied by the affiliated network, the affiliates compete primarily with other affiliates and independent stations in their markets. Cable systems generally do not compete with local stations for programming, although various national cable networks from time to time have acquired programs that would have otherwise been offered to local television stations. In addition, a television station may acquire programming through barter arrangements. Under barter arrangements, a national program distributor will retain a fixed amount of advertising time within the program in exchange for the programming it supplies, with the station paying a fixed fee (or in certain instances no fee) for such programming. Most successful commercial television stations obtain their brand identity from locally produced news programs.
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
Seasonality
     Broadcast advertising revenues are generally highest in the second and fourth quarters each year, due in part to increases in consumer advertising in the spring and retail advertising in the period leading up to and including the holiday season. In addition, broadcast advertising revenues are generally higher during even numbered years due to spending by political candidates, political parties and special interest groups and this spending typically is heaviest during the fourth quarter.
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
     In addition, the development of methods of television transmission of video programming other than over-the-air broadcasting, and in particular cable and/or satellite television, has significantly altered competition for audience in the television industry. These other transmission methods can increase competition for a broadcasting station by bringing into its market distant broadcasting signals not otherwise available to the station’s audience and also by serving as a distribution system for non-broadcast programming.
     Other sources of competition include home entertainment systems, “wireless cable” services, satellite master antenna television systems, low power television stations, television translator stations, direct broadcast satellite (“DBS”) video distribution services and the internet.

     Recent developments by many companies, including internet service providers, are expanding the variety and quality of broadcast content on the internet. Internet companies have developed business relationships with companies that have traditionally provided syndicated programming, network television, production studios for news and live content, as well as motion picture studios.
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
Advertising.
     Advertising rates are based upon the size of the market in which the station operates, a station’s overall ratings, a program’s popularity among the viewers that an advertiser wishes to attract, the number of advertisers competing for the available time, the demographic makeup of the market served by the station, the availability of alternative advertising media in the market area, aggressive and knowledgeable sales forces and the development of projects, features and programs that tie advertiser messages to programming. Advertising revenues comprise the primary source of revenues for the Company’s stations. The Company’s stations compete for such advertising revenues with other television stations in their respective markets. The stations also compete for advertising revenue with other media, such as newspapers, radio stations, magazines, outdoor advertising, transit advertising, yellow page directories, direct mail, internet and local cable systems. Competition for advertising dollars in the broadcasting industry occurs primarily within individual markets.
Federal Regulation of the Company’s Business
General
     The Company’s television broadcast operations are subject to the jurisdiction of the Federal Communications Commission (“FCC” or “Commission”) under the Communications Act of 1934, as amended (the “Communications Act”). Among other things, the Communications Act empowers the FCC to: (1) issue, revoke and modify broadcasting licenses; (2) regulate stations’ technical operations and equipment; and (3) impose penalties for violations of the Communications Act or FCC regulations. The Communications Act prohibits the assignment of a license or the transfer of control of a licensee without prior approval of the FCC.
License Grant and Renewal
     The FCC grants television station licenses for terms of up to eight years. Broadcast licenses are of paramount importance to the operations of the Company’s television stations. The Communications Act requires a broadcast license to be renewed if the FCC finds that: (1) the station has served the public interest, convenience and necessity; (2) there have been no serious violations of either the Communications Act or the FCC’s rules and regulations; and (3) there have been no other violations which, taken together, would constitute a pattern of abuse. Although in substantially all cases broadcast licenses are renewed by the FCC, there can be no assurance that the Company’s stations’ licenses will be renewed. The Company is not aware of any facts or circumstances that could prevent the renewal of the licenses for its stations at the end of their respective license terms. See the dates through which the current licenses are effective and the status of the renewal applications in the Broadcasting Summary table included on page 4 of this Annual Report. Under the Commission rules, a license expiration date is automatically extended pending review and grant of the renewal application.
Ownership Rules
     The FCC’s broadcast ownership rules affect the number, type and location of broadcast and newspaper properties that the Company may hold or acquire. The rules now in effect limit the common ownership, operation or control of, as well as the “attributable” interests or voting power in: (1) television stations serving the same area; (2) television stations and daily newspapers serving the same area; and (3) television stations and radio stations serving the same area. The rules also limit the aggregate national audience reach of television stations that may be under common ownership, operation and control, or in which a single person or entity may hold office or have more than a specified interest or percentage of voting power. The FCC’s rules also define the types of positions and interests that are considered attributable for purposes of the ownership limits, and thus also apply to the Company’s principals and certain investors. Pursuant to the Communications Act and recent appropriations legislation, the FCC must review all of its broadcast ownership rules every four years to determine if they remain necessary in the public interest.
     The FCC completed a comprehensive review of its ownership rules in 2003, significantly relaxing restrictions on the common ownership of television stations, radio stations and daily newspapers within the same local market. However, in 2004, the United States Court of Appeals for the Third Circuit rejected many of the Commission’s 2003 rule changes. The Court remanded the rules to the Commission for further proceedings and extended a stay on the implementation of the new rules. As a result, the ownership restrictions in place prior to the FCC’s 2003 decision generally continue to govern station ownership and media transactions, pending completion of the remand proceedings and/or further judicial review.
     In July 2006, the FCC issued a Further Notice of Proposed Rulemaking, which seeks comment on the issues remanded by the Third Circuit and fulfills the Commission’s obligation to review its media ownership rules every four years. The discussion below reviews the changes contemplated in the FCC’s 2003 decision, the Third Circuit’s response to the FCC’s rule revisions, and the issues set forth in the Further Notice.
Local TV Ownership Rule
     In its 2003 decision, the FCC relaxed the local television ownership regulation by eliminating its “eight voices” test, which barred co-ownership of two TV stations in a local market unless at least eight independently owned, full-power television stations, or “voices,” remained. The modified rule would have permitted ownership of two commercial television facilities (a “duopoly”) in markets with at least five stations and up to three stations in markets with at least 18 stations. In either case, no more than one of the co-owned stations could have been ranked among the top four in audience ratings. The Third Circuit upheld the top-four restriction, but remanded the other limits. Thus, the “eight voices” requirement of the pre-2003 rules remains in effect. The Further Notice seeks comment on what limits the FCC should retain and whether any restrictions should vary with market size.
Cross-Media Limits
     The newspaper/broadcast cross-ownership rule generally prohibits one entity from owning both a commercial broadcast station and a daily newspaper in the same community. The radio/television cross-ownership rule allows a party to own one or two TV stations and a varying number of radio stations within a single market. The cross-media limits adopted in the Commission’s 2003 decision would have supplanted both rules with three categories of restrictions based on the number of full-power television stations in the market. The Third Circuit remanded the new cross-media limits to the Commission for further consideration, leaving the prior restrictions in place. The Further Notice seeks comment on a number of issues relating to cross-media ownership, including whether, and if so, how, the Commission should attempt to measure diversity in local markets and what, if any, limitations the FCC should maintain.
National Television Station Ownership Rule
     The maximum percentage (or “cap”) of U.S. households that a single owner can reach through commonly owned television stations is 39 percent. This limit was specified by Congress in 2004 and superseded the 45 percent figure proposed in the FCC’s 2003 decision. The Commission decided in 2003 to retain the 50 percent “discount” that it currently grants to ultra-high frequency (“UHF”) stations, finding that the discount continues to be necessary to promote entry and competition among broadcast networks. The Third Circuit subsequently ruled that challenges before it to the national television ownership cap and UHF discount were moot. The national cap is not at issue in the Further Notice, but the Commission seeks comment on whether the FCC should retain the UHF discount, and if so for how long.
Attribution Rules
     Under the FCC’s ownership rules, a direct or indirect purchaser of certain types of securities of the Company could violate FCC regulations if that purchaser owned or acquired an “attributable” interest in other media properties in the same areas as stations owned by the Company. Pursuant to FCC rules, the following relationships and interests generally are considered attributable for purposes of broadcast ownership restrictions: (1) all officers and directors of a licensee and its direct or indirect parent(s); (2) voting stock interests of at least five percent; (3) voting stock interests of at least 20 percent, if the holder is a passive institutional investor (investment companies, banks, insurance companies); (4) any equity interest in a limited partnership or limited liability company, unless properly “insulated” from management activities; (5) equity and/or debt interests which in the aggregate exceed 33 percent of a licensee’s total assets, if the interest holder supplies more than 15 percent of the station’s total weekly programming, or is a same-market broadcast company or daily newspaper publisher, (6) time brokerage of a broadcast station by a same-market broadcast company; and (7) same market radio joint sales agreements (in addition, the Commission is considering making same-market television joint sales agreements attributable.)
     To the Company’s knowledge, no officer, director or 5% stockholder of the Company currently holds an attributable interest in another television station, radio station or daily newspaper that is inconsistent with the FCC’s ownership rules and policies or with ownership by the Company of its stations.
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
Programming and Operation.
     Rules and policies of the FCC and other federal agencies regulate certain programming practices and other areas affecting the business or operations of broadcast stations.
     The Children’s Television Act of 1990 limits commercial matter in children’s television programs and requires stations to present educational and informational children’s programming. Broadcasters have been required for several years to provide at least three hours of children’s educational programming per week on their analog channels. The FCC has determined that the amount of children’s educational programming a digital (“DTV”) broadcaster must air will increase proportionately with the number of free video programming streams it broadcast simultaneously (or “multicasts”).
     In July 2004, the Commission released a Notice of Inquiry regarding broadcast localism to evaluate whether additional regulation is necessary to ensure that licensees satisfy the needs and interests of local audiences. The FCC will include a summary of comments filed in response to the localism Notice in the recently-initiated media ownership proceeding (discussed above). The Company cannot predict whether the FCC will impose specific localism requirements.
     The FCC has increased its enforcement efforts regarding broadcast indecency and profanity over the past few years. In June 2006, the statutory maximum fine for broadcasting indecent material increased from $32,500 to $325,000. Litigation currently pending in the U.S. Courts of Appeal for the Second and Third Circuits might affect the FCC’s broadcast indecency policies, and the Company cannot predict the outcome of that litigation.
EEO Rules
     The FCC’s Equal Employment Opportunity (“EEO”) rules impose job information dissemination, recruitment, documentation and reporting requirements on broadcast station licensees. Broadcasters are subject to random audits to ensure compliance with the new EEO rules and could be sanctioned for noncompliance.
Cable and Satellite Transmission of Local Television Signal.
     Under FCC regulations, cable systems must devote a specified portion of their channel capacity to the carriage of the signals of local television stations. Television stations may elect between “must carry” rights or a right to restrict or prevent cable systems from carrying the station’s signal without the station’s permission (“retransmission consent”). Each of Gray’s stations has elected “must carry” status on certain cable systems in its DMA. On other cable systems, the Company’s stations are in the process of negotiating or have entered into retransmission consent agreements. These elections and agreements will generally entitle the Company’s stations to carriage on those systems until at least December 31, 2008.
     The FCC also has established a market-specific requirement for mandatory carriage of local television stations by direct broadcast satellite (“DBS”) operators similar to that applicable to cable systems, for those markets in which a DBS carrier provides any local signal. In addition, the FCC has adopted rules relating to station eligibility for DBS carriage and subscriber eligibility for receiving signals. There are also specific statutory requirements relating to satellite distribution of distant network signals to “unserved households” (i.e. households that do not receive a Grade B signal from a local network affiliate). The Company cannot predict the impact of DBS service upon the Company’s business. It has, however, entered into retransmission consent agreements with EchoStar through

December 31, 2008 and DirectTV through December 31, 2009 for the retransmission of its television stations’ signals into the local markets that they serve.
Digital Television Service.
     In 1997, the FCC adopted rules for implementing DTV service, which will improve the technical quality of television signals received by viewers and give broadcasters the ability to provide new services including high definition television. With certain limited exceptions, broadcasters holding licenses or construction permits for full-power television stations were temporarily assigned a second channel in order to provide either separate DTV programming or a simulcast of their analog programming. Currently, with one exception all full-power stations licensed to the Company are broadcasting digitally. WCAV(TV), Charlottesville, Virginia did not commence operations until 2005 and therefore was not assigned a second channel for digital operations. It will convert to digital operations on its currently assigned channel at the end of the digital transition.
     At the end of the DTV transition, currently scheduled for February 17, 2009, analog television transmissions will cease, television broadcasters will surrender their analog spectrum to the government, and DTV channels will be reassigned to a smaller segment of the broadcast spectrum.
     Broadcasters may use their digital spectrum to either provide a single DTV signal or “multicast” several program streams. Broadcasters also may use some of their digital spectrum to offer non-broadcast “ancillary” services (i.e. subscription video, data transfer or audio signals), provided such services do not interfere with mandatory free digital broadcasts, and subject to a requirement that they pay the government a fee of 5 percent of gross revenues received from such services. Under the FCC’s rules relating to “must carry” rights of digital broadcasters, which apply to cable and certain DBS systems: (1) broadcasters are not entitled to carriage of both their analog and their digital streams during the transition; (2) digital-only television stations are entitled to must-carry rights; and (3) a digital-only station asserting must carry rights is entitled only to carriage of a single programming stream and other “program-related” content even if it multicasts. In 2004, the Commission eliminated a requirement that broadcasters simulcast a certain percentage of the video programming of their analog channel on their DTV channel. The FCC noted, however, that it will continue to monitor the transition’s progress and, if necessary, re-impose the requirement at a later date.
     The FCC has adopted rules and procedures regarding the digital conversion of Low Power Television (“LPTV”) stations, TV translator stations and TV booster stations. Under these rules, existing LPTV and TV translator stations may convert to digital operations on their current channels. Alternatively, LPTV and translator licenses may seek a digital “companion” channel for their analog station operations. At a later date, the FCC will determine the date by which those stations obtaining a digital companion channel must surrender one of their channels.
     Beginning December 31, 2006, DTV broadcasters must comply with Emergency Alert System (“EAS”) rules and ensure that viewers of all programming streams can receive EAS messages.
     As of the date of filing this Annual Report, the Company was in compliance with the FCC’s digital broadcasting requirements at all of its stations.
     The foregoing does not purport to be a complete summary of the Communications Act, other applicable statutes, or the FCC’s rules, regulations or policies. Proposals for additional or revised regulations and requirements are pending before, and are considered by, Congress and federal regulatory agencies from time to time. The Company cannot predict the effect of existing and proposed federal legislation, regulations or policies on its business. Also, several of the foregoing matters are now, or may become, the subject of litigation, and the Company cannot predict the outcome of any such litigation or the effect on its business.

Employees
     As of February 28, 2007, the Company had 2,117 full-time employees, of which 2,091 were employees of the Company’s broadcast operations and 26 were corporate and administrative personnel. The Company has 117 full time employees and 29 part time employees that are represented by unions. The Company believes that its relations with its employees are satisfactory.
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
Certification with the New York Stock Exchange and SOX Certification
     On June 2, 2006, the Company’s Chief Executive Officer filed with the New York Stock Exchange the annual written affirmation certifying the Company’s compliance with the New York Stock Exchange’s corporate governance listing standards as required by Listed Company Manual Rule 303A.12.

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
     Our senior secured credit facility prevents us from taking certain actions and requires us to meet certain tests. These limitations and tests include, without limitation, the following:
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
     As of December 31, 2006, the book value of our FCC licenses was $1.1 billion and the book value of our goodwill was $269.5 million in comparison to total assets of $1.6 billion. Not less than annually, we are required to evaluate our goodwill and FCC licenses to determine if the estimated fair value of these intangible assets is less than book value. If the estimated fair value of these intangible assets is less than book value, we will be required to record a non-cash expense to write down the book value of the intangible asset to the estimated fair value. We cannot make any assurances that any required impairment charges will not have a material effect on our total assets.

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
     Our business depends in large part on the success of our network affiliations. Each of our stations is affiliated with a major network pursuant to an affiliation agreement. Each affiliation agreement provides the affiliated station with the right to broadcast all programs transmitted by the network with which the station is affiliated. Our affiliation agreements expire at various dates through December 31, 2014.
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
     Television station revenues are primarily derived from local, regional and national advertising and, to a much lesser extent, from network compensation. Cash payments are provided to us by certain networks in partial exchange for a substantial majority of the advertising time available for sale during the airing of network programs. Our network compensation has declined in recent years and will continue to decline in future years, reflecting an on-going phase-out by the networks of network compensation under our affiliation agreements. Beginning in fiscal year 2007 network compensation will be less than $1 million per year and is considered immaterial by management. Furthermore, our affiliation agreements with CW and MyNetworkTV require the Company to make payments to those networks, rather than receiving payments from those networks. While these payments are not currently significant, there can be no assurances that such costs will not increase in the future.
Increases in cable and satellite viewership and advertising could result in a decrease in our advertising revenues.
     Cable-originated programming is a significant competitor for viewers of broadcast television programming. The advertising share of cable networks has increased as a result of the growth in cable/satellite penetration (the percentage of television households which are connected to a cable or satellite system). Increases in the advertising share of cable and satellite networks could result in a decrease in the advertising revenue at our television stations.

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
Audience
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
     Recent developments by many companies, including internet service providers, are expanding the variety and quality of broadcast content on the Internet. Internet companies have developed business relationships with companies that have traditionally provided syndicated programming, network television, production studios for news and live content, as well as motion picture studios.
Programming
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
Advertising
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
Materiality of a Single Advertising Category Could Adversely Affect Our Business
     We derive a material portion of our ad revenue from the automotive industry. For example, approximately 23% of total revenue came from the automotive category in 2006. If automotive-related advertising revenue decreases, or if revenue from another ad category that constitutes a material portion of our stations’ revenue in a particular period were to decrease, our business and operating results could be adversely affected.
The phased-in introduction of digital television will continue to require us to incur capital and operating costs and may expose us to increased competition.
     The conversion from analog to digital television services in the United States may have the following effects on us:
Capital and operating costs
     We will incur costs to replace equipment in our stations in order to provide digital television. Even with the flexible operating requirements, some of our stations will also incur increased utilities costs as a result of converting to digital operations. We cannot be certain we will be able to increase revenues to offset these additional costs.
Conversion and programming costs
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
Any potential hostilities or terrorist attacks may affect our revenues and results of operations.
     We expect that if the United States engages in additional foreign hostilities or there is a terrorist attack against the United States, we may lose advertising revenue and incur increased broadcasting expenses due to pre-emption, delay or cancellation of advertising campaigns and the increased costs of providing coverage of such events. We cannot predict the extent and duration of any future, disruption to our programming schedule, the amount of advertising revenue that would be lost or delayed or the amount by which our broadcasting expenses would increase as a result. Any such loss of revenue and increased expenses could negatively affect our future results of operations.
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
     The following table sets forth certain information regarding the Company’s television stations and related properties as of February 28, 2007.

		Approximate		Lease
	Owned or	Size	Height(ft.)/	Expiration
Market Area, Station and Use	Leased	(sq. ft.)(a)	Analog Power	Date

Knoxville, Tennessee, WVLT
Office and studio	Owned	18,000	—	—
Transmission tower site	Leased	Tower space	1,078/316 kw	6/1/2028
Lexington, Kentucky, WKYT
Office and studio	Owned	34,500	—	—
Transmission tower site	Owned	—	1,510/60 kw	—
Hazard, Kentucky, WYMT
Office and studio	Owned	21,200	—	—
Transmission tower site	Leased	—	1,029/263 kw	6/1/2010
Transmitter buildings and improvements	Owned	816 and 864	—	—
Waco, Texas, KWTX
Office and studio	Owned	34,000	—	—
Moody, Texas, KWTX
Transmission tower site	Owned	856	1,679/209 kw	—
Killeen, Texas, KWTX
Office Space	Leased	3,000	—	8/31/2011
Tower Relay	Owned	—	109	—
Bryan, Texas, KBTX
Office and studio	Owned	13,000	—	—
Transmission tower	Owned	—	374	—
Grimes County, Texas, KBTX
Transmission tower site	Leased	1,300	1,705/70 kw	4/1/2032
Calvert, Texas, KBTX
Transmission Tower	Owned	80 and 96	252	—
Falls County, Texas, KBTX
Transmission Tower	Owned	128	200	—
Beaver Crossing, Nebraska, KOLN
Transmission tower site	Owned	120 acres	1,500/302 kw	—

		Approximate		Lease
	Owned or	Size	Height(ft.)/	Expiration
Market Area, Station and Use	Leased	(sq. ft.)(a)	Analog Power	Date

Lincoln, Nebraska, KOLN
Office and studio	Owned	28,044	400	—
Grand Island, Nebraska, KGIN
Office and studio	Leased	3,616	—	12/1/2008
Transmission tower site	Owned	71	1069/316 kw	—
Heartwell, Nebraska, KGIN
Transmission Tower site	Owned	71	1,069/316 kw	—
Washington, North Carolina, WITN
Office and studio	Owned	19,600	198	—
Greenville, North Carolina, WITN
Office and studio	Leased	2,822	—	11/30/2007
Grifton, North Carolina, WITN
Transmitter building	Owned	4,190	2,000	—
Transmission tower site	Leased	9 acres	316 kw	1/1/2029
Tallahassee, Florida, WCTV
Office and studio (Halstead Blvd)	Owned	31,878	—	—
Transmission tower site (27 site)	Owned	10 acres	400	—
Metcalf, Georgia, WCTV
Transmission tower site	Owned	182 acres	2,000/100 kw	—
North Augusta, South Carolina, WRDW
Office and studio	Owned	17,000	501/20 kw	—
Beech Island, South Carolina, WRDW
Transmission tower site	Owned	143 acres	1,454/750 kw	—
			1,591/316 kw
Eau Claire, Wisconsin, WEAU
Office and studio	Owned	16,116	961	—
Township of Fairchild, Wisconsin, WEAU	Owned
Transmitter building and transmission site	With	2,304	2,000/316 kw	—
	Easement
Panama City, Florida, WJHG
Office and studio	Owned	14,000	413	—
Youngstown, Florida, WJHG
Transmission tower site	Owned	17 acres	867/316 kw	—
			/52 kw digital
Sherman, Texas, KXII
Office and studio	Owned	12,813	202	—
Madill, Oklahoma, KXII
Transmission tower site	Owned	1,200	1,694/316 kw	—
Ardmore, Oklahoma, KXII
Studio and offices	Owned	3,000	60	—
Paris, Texas, KXII
Translator Tower	Owned	60	300/10 kw	—

		Approximate			Lease
	Owned or	Size		Height(ft.)/	Expiration
Market Area, Station and Use	Leased	(sq. ft.)(a)		Analog Power	Date

Wichita-Hutchinson, Kansas, KAKE
Office and Studio	Owned	46,762		—	—
Tower/Transmitter site	Owned	2,176		1,079/316 kw	—
Colby, Kansas, KLBY-TV
Tower/Transmitter site	Leased	1,000		768/100 kw	4/1/2007
Garden City, Kansas, KUPK-TV
Office and Studio	Owned	1,831		—	—
Tower/Transmitter site	Owned	4,655		880/224 kw	—
Omaha, Nebraska, WOWT-TV
Office and Studio	Owned	58,829		528/100 kw	—
Tower/Transmitter site	Owned	2,500		1,342/100 kw	—
Madison, Wisconsin, WMTV-TV
Office and Studio	Owned	16,485	(b)	—	—
Tower	Leased	—		1299/891 kw	5/1/2103
Transmitter site	Owned				—
South Bend, Indiana WNDU-TV
Office and studio building	Owned	39,800
Office and studio property	Leased	12.4 Acres
Transmission tower site	Owned	56 Acres		1,072/5000kw	2021
Colorado Springs-Pueblo, Colorado, KKTV
Office and Studio	Owned	30,465		—	—
Tower/Transmitter site	Leased	800		350/234 kw	2/1/2059
Lansing, Michigan, WILX-TV
Office and Studio	Owned	13,700		—	—
Tower/Transmitter site	Leased	5,000		994/309 kw	10/1/2008
Rockford, Illinois, WIFR-TV
Office and Studio	Owned	15,858	(b)	—	—
Tower/Transmitter site	Owned	—		729/562 kw	—
Wausau-Rhinelander, WI WSAW-TV
Office and Studio	Owned	24,400		—	—
Tower/Transmitter site	Leased	1,440		650/316 kw	8/1/2017
Translator Tower site – Sayner, WI	Owned	144		495/1KW	—
Topeka, Kansas, WIBW-TV
Office and Studio	Owned	19,800		—	—
Tower/Transmitter site	Leased	2,338		1,249/316 kw	2/1/2062
Dothan, Alabama WTVY-TV
Office and Studio	Leased	20,440		—	12/1/2010
Bonifay, FL WTVY-TV
Tower/Transmitter site	Owned	2,500		1,880/100 kw	—
Harrisonburg, Virginia, WHSV-TV
Office and Studio	Leased	18,000		—	04/2018	(c)
Tower/Transmitter site	Leased	2,016		337/8.32 kw	12/2001	(d)

		Approximate		Lease
	Owned or	Size	Height(ft.)/	Expiration
Market Area, Station and Use	Leased	(sq. ft.)(a)	Analog Power	Date

Winchester, Virginia, WHSV-TV
Office and Studio	Leased	4,093	—	11/1/2023
Staunton, Virginia, WHSV-TV
Office and Studio	Leased	3,000	—	12/1/2016
Bowling Green, Kentucky, WBKO-TV
Office and Studio	Owned	17,598	—	—
Tower/Transmitter site	Owned	1,175	603/316 kw	—
Meridian, Mississippi, WTOK-TV
Office and Studio	Owned	34,061	—	—
Tower/Transmitter site	Owned	1,504	319/316 kw	—
Parkersburg, West Virginia, WTAP-TV
Office and Studio	Owned	17,500	—	—
Tower/Transmitter site	Owned	3,600	460/216 kw	—
Reno, Nevada, KOLO-TV
Office and studio	Owned	20,600	—	—
Transmission tower site	Leased	—	80/20kw	12/1/2030
Transmitter building and improvements	Owned	1018 and 864	—	—
Charlottesville, VA, WCAV-TV
Office and Studio	Leased	8,900	—	4/1/2009
Transmission Tower / 2 Antennas	Leased	1,000	198/34.91	—
			190/15.74	4/1/2009
Antennae for WAHU FOX	Leased	2,500	210/50 kw	5/1/2009
Grand Junction, CO, KKCO-TV
Office and Studio	Leased	4,000	—	4/30/2007
Tower/Transmitter site	Leased	—	300/155kw	12/31/2007
Transmitter building and improvements	Owned	800	—	—
Charleston, WV, WSAZ
Office and Studio – Charleston	Owned	6,468	—	—
Tower	Owned	—	180/1 kw	—
Huntingdon, WV, WSAZ
Office and Studio	Owned	24,476	—
Tower	Owned	—	1061/42.7 kw	—
Tower	Owned	—	1061/724 kw	—
Moultrie, GA, WSWG
Office	Owned	6,000	—	—
Office	Leased	170	—	10/1/2009
Transmission Tower	Leased	—	960/1.7 mw	10/1/2009

(a)	Approximate size is for building space only and does not include the land on which the facilities are located.

(b)	The tower/transmitter is located at and included within the size of the office and studio premises.

(c)	The Company has an option to purchase this property during the term of the lease. The purchase price is subject to adjustment depending upon the date the option is exercised.

(d)	The United States Department of Agriculture Forest Service granted us a Special Use Permit to occupy this land.
Item 3. Legal Proceedings.
     The Company is subject to legal proceedings and claims in the normal course of its business. The Company does not believe, based on current knowledge, that any legal proceedings or claims are likely to have a material adverse effect on the Company’s financial position, results of operations or cash flows.
Item 4. Submission of Matters to a vote of Security Holders.
     No matters were submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year covered.
Item 4A. Executive Officers of the Registrant.
     Set forth below is certain information with respect to the executive officers of the Company as of February 28, 2007:
     J. Mack Robinson, age 83, has been our Chairman and Chief Executive Officer since September 2002. Prior to that, he was our President and Chief Executive Officer since 1996. He has served as one of our directors since 1993. He is the Chairman of the Executive Committee of our board of directors. Mr. Robinson has been Chairman Emeritus of Triple Crown Media, Inc. since December 30, 2005 and previously served as Chairman of the Board of Bull Run Corporation from 1994 through 2005, Chairman of the Board and President of Delta Life Insurance Company and Delta Fire and Casualty Insurance Company since 1958, President of Atlantic American Corporation, an insurance holding company, from 1988 until 1995 and Chairman of the Board of Atlantic American Corporation since 1974. Mr. Robinson also serves as a director of the following companies: Bankers Fidelity Life Insurance Company, American Independent Life Insurance Company, Georgia Casualty & Surety Company, American Southern Insurance Company and American Safety Insurance Company. He is a director emeritus of Wachovia Corporation. Mr. Robinson is the husband of Mrs. Harriett J. Robinson and the father-in-law of Mr. Hilton H. Howell, Jr., both members of our board of directors.
     Hilton H. Howell, Jr., age 44, has been our Vice Chairman since September 2002. Prior to that, he was our Executive Vice President since September 2000. He has served as one of our directors since 1993. He is a member of the Executive Committee of our board of directors. He has served as President and Chief Executive Officer of Atlantic American Corporation, an insurance holding company, since 1995 and Executive Vice President from 1992 to 1995. He has been Executive Vice President and General Counsel of Delta Life Insurance Company and Delta Fire and Casualty Insurance Company since 1991, and Vice Chairman of Bankers Fidelity Life Insurance Company and Georgia Casualty & Surety Company since 1992. He has been a director of Triple Crown Media, Inc. since December 30, 2005 and was previously a director, Vice President and Secretary of Bull Run Corporation, from 1994 through 2005. Mr. Howell also serves as a director of the following companies: Atlantic American Corporation, Bankers Fidelity Life Insurance Company, Delta Life Insurance Company, Delta Fire and Casualty Insurance Company, Georgia Casualty & Surety Company, American Southern Insurance Company, American Safety Insurance Company, Association Casualty Insurance Company and Association Risk Management General Agency. He is the son-in-law of Mr. J. Mack Robinson and Mrs. Harriett J. Robinson, both members of our board of directors.

     Robert S. Prather, Jr., age 62, has served as our President and Chief Operating Officer since September 2002. Prior to that, he served as our Executive Vice President — Acquisitions since 1996. He has served as one of our directors since 1993. He is a member of the Executive Committee of our board of directors. He has served as Chairman of Triple Crown Media, Inc. since December 30, 2005 and was previously a director, Vice President and Secretary of Bull Run Corporation, from 1994 through 2005. He serves as an advisory director of Swiss Army Brands, Inc., and serves on the Board of Trustees of the Georgia World Congress Center Authority and also serves as a member of the Board of Directors for Gabelli Asset Management and Victory Ventures, Inc.
     James C. Ryan, age 46, has served as our Senior Vice President and Chief Financial Officer since September 2002. Prior to that, he was our Vice President and Chief Financial Officer since October 1998. He was the Chief Financial Officer of Busse Broadcasting Corporation from 1987 until it was acquired by the Company in 1998.
     Robert A. Beizer, age 67, has served as our Vice President for Law and Development and Secretary since 1996. From June 1994 to February 1996 he was of counsel to Venable, Baetjer, Howard & Civiletti, a law firm, in its regulatory and legislative practice group. From 1990 to 1994, Mr. Beizer was a partner in the law firm of Sidley & Austin and was head of their communications practice group in Washington, D.C. He is a past president of the Federal Communications Bar Association and has served as a member of the American Bar Association House of Delegates. He is a member of the ABA Forum Committee on Communications Law.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
     The Company’s common stock, no par value, and its Class A common stock, no par value, have been listed and traded on The New York Stock Exchange (the “NYSE”) since September 24, 1996 and June 30, 1995, respectively. Prior to September 16, 2002, the common stock was named Class B common stock.
     The following table sets forth the high and low sale prices of the common stock and the Class A common stock as well as the cash dividend declared for the periods indicated. The high and low sales prices of the common stock and the Class A common stock are as reported by the NYSE.

	Common Stock			Class A Common Stock
			Cash Dividends			Cash Dividends
			Declared Per			Declared Per
	High	Low	Share	High	Low	Share
2006:
First Quarter	$9.54	$7.53	$0.03	$9.09	$7.54	$0.03
Second Quarter	8.63	5.15	0.03	8.22	5.60	0.03
Third Quarter	6.90	5.66	0.03	7.30	6.20	0.03
Fourth Quarter	7.42	5.76	0.03	8.35	6.50	0.03

2005:
First Quarter	$15.74	$13.61	$0.03	$14.00	$11.99	$0.03
Second Quarter	14.66	10.58	0.03	13.44	10.30	0.03
Third Quarter	13.59	10.10	0.03	12.22	9.80	0.03
Fourth Quarter	9.41	7.65	0.03	8.66	7.43	0.03
     As of February 27, 2006, the Company had 42,044,065 outstanding shares of common stock held by approximately 2,085 stockholders and 5,753,020 outstanding shares of Class A common stock held by approximately 502 stockholders. The number of stockholders includes stockholders of record and individual participants in security position listings as furnished to the Company pursuant to Rule 17Ad-8 under the Exchange Act.
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
Stock Performance Graph
     The following stock performance graphs do not constitute soliciting material and should not be deemed filed or incorporated by reference into any other filing by Gray under the Securities Act of 1933, as amended or the Securities Exchange Act, except to the extent Gray specifically incorporates these graphs by reference therein.
     The following graphs compare the cumulative total return of the common stock and the Class A common stock from December 31, 2001 to December 31, 2006 as compared to the stock market total return indexes for (1) The New York Stock Exchange Market Index and (2) The New York Stock Exchange Industry Index based upon the Television Broadcasting Stations Index on December 31, 2001.
     The graphs assume the investment of $100 in the common stock and the Class A common stock, the New York Stock Exchange Market Index and the NYSE Television Broadcasting Stations Index on December 31, 2001. Dividends are assumed to have been reinvested as paid.
Common Stock
Comparison of Cumulative Total Return
of One or More Companies, Peer Groups, Industry Indexes and/or
Broad Markets

	Fiscal Year Ending
Company/Index/Market	12/31/2001	12/31/2002	12/31/2003	12/31/2004	12/31/2005	12/31/2006
Gray Television Inc.	100.00	94.49	147.52	153.71	98.40	74.76
TV Broadcasting Stations	100.00	82.07	109.03	109.20	105.60	130.47
NYSE Market Index	100.00	81.69	105.82	119.50	129.37	151.57

Class A Common Stock
Comparison of Cumulative Total Return
of One or More Companies, Peer Groups, Industry Indexes and/or
Broad Markets

	Fiscal Year Ending
Company/Index/Market	12/31/2001	12/31/2002	12/31/2003	12/31/2004	12/31/2005	12/31/2006
Gray Television Cl A	100.00	85.86	110.61	104.99	67.91	62.74
TV Broadcasting Stations	100.00	82.07	109.03	109.20	105.60	130.47
NYSE Market Index	100.00	81.69	105.82	119.50	129.37	151.57

Item 6. Selected Financial Data.
     Set forth below is certain selected historical consolidated financial data of the Company. This information should be read in conjunction with the Company’s audited consolidated financial statements and related notes thereto appearing elsewhere herein and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2006(1)	2005(2)	2004	2003	2002(3)
	(in thousands, except per share data)
Statements of Operations Data
Revenues (4)	$332,137	$261,553	$293,273	$243,061	$146,714
Operating income	87,991	60,861	100,415	62,543	43,354
Loss on early extinguishment of debt (5)	(347)	(6,543)	—	—	(16,838)
Income (loss) from continuing operations	11,711	4,604	36,517	7,538	(4,581)
Income (loss) from discontinued publishing and wireless operations, net of income tax of $0, $3,253, $5,059, $5,672, and $4,664 respectively (6)	—	(1,242)	7,768	6,486	(137)
Cumulative effect of accounting change, net of income tax benefit of $8,674 (7)	—	—	—	—	(19,223)
Net income (loss)	11,711	3,362	44,285	14,024	(23,941)
Net income (loss) available to common stockholders	8,464	(2,286)	41,013	10,737	(30,371)
Net income (loss) from continuing operations available to common stockholders per common share:
Basic	0.17	(0.02)	0.67	0.08	(0.50)
Diluted	0.17	(0.02)	0.66	0.08	(0.50)
Net income (loss) available to common stockholders per common share:
Basic	0.17	(0.05)	0.83	0.21	(1.37)
Diluted	0.17	(0.05)	0.82	0.21	(1.37)
Cash dividends declared per common share (8)	0.12	0.12	0.24	0.08	0.08

Balance Sheet Data (at end of period):
Total assets	$1,628,287	$1,525,054	$1,374,466	$1,325,329	$1,332,048
Long-term debt (including current portion)	851,654	792,509	655,905	655,846	658,096
Redeemable serial preferred stock	37,451	39,090	39,003	39,276	39,190
Total stockholders’ equity	379,754	380,996	378,237	362,775	373,366

(1)	Reflects the acquisition of WNDU-TV on March 3, 2006 as of the acquisition date. For further information concerning this acquisition, see Part 1, Item 1. Business included elsewhere herein.

(2)	Reflects the acquisitions of KKCO-TV on January 31, 2005, WSWG-TV on November 10, 2005 and WSAZ-TV on November 30, 2005 as of their respective acquisition dates. For further information concerning these acquisitions, see Part 1, Item 1. Business included elsewhere herein.

(3)	Reflects the acquisitions of Gray MidAmerica Television, completed October 25, 2002 and KOLO-TV, completed December 18, 2002, as of their respective acquisition dates. For further information concerning these acquisitions, see Part 1, Item 1. Business included elsewhere herein.

(4)	The Company’s revenues fluctuate significantly between years consistent with increased advertising expenditures associated with political election years.

(5)	The Company recorded in 2006 a loss on early extinguishment of debt related to the repurchase of a portion of its 9 1/4 % Senior Subordinated Notes, and recorded in 2005 losses on early extinguishment of debt related to two amendments to its senior credit facility and the repurchase of a portion of its 9 1/4 % Senior Subordinated Notes, and recorded in 2002 a loss on early extinguishment of debt related to the amendment of its senior credit facility and the redemption of its 10 5/8 % Senior Subordinated Notes due in 2006.

(6)	The Company completed (i) the contribution of all of its membership interests in Gray Publishing, LLC, which included its Gray Publishing and Graylink Wireless businesses and certain other assets to Triple Crown Media, Inc. and (ii) the spinoff of all the common stock of Triple Crown Media, Inc. to Gray’s shareholders on December 30, 2005. The selected financial information for all years presented reflect the reclassification of the results of operations of those businesses as discontinued operations, net of income tax. See Note B. Discontinued Operations to the Company’s audited consolidated financial statements included elsewhere herein.

(7)	Upon adoption of Statement of Financial Accounting Standard No. 142 “Goodwill and Other Intangible Assets”, the Company recorded a non-cash charge of approximately $39.9 million ($26.6 million after income taxes) as a cumulative effect of accounting change. Of this amount, $12.0 million ($7.4 million, net of income tax) was related to discontinued operations and is included in the income (loss) from discontinued operations.

(8)	Cash dividends for 2006 include a cash dividend of $0.03 cents per share approved in the fourth quarter of 2006 and paid in the first quarter of 2007, and cash dividends for 2004 include a Special Cash Dividend of 12 cents per share approved in the fourth quarter of 2004 and paid in the first quarter of 2005.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Executive Overview
Introduction
     The following analysis of the financial condition and results of operations of Gray Television, Inc. (the “Company”) should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included elsewhere herein.
Overview
     The Company owns 36 television stations serving 30 television markets. 17 of the stations are affiliated with CBS, 10 are affiliated with the NBC, eight are affiliated with the ABC and one is affiliated with FOX. The combined station group has 22 markets with stations ranked #1 in local news audience and 23 markets with stations ranked #1 in overall audience within their respective markets based on the results of the average of the Nielsen November, July, May and February 2006 ratings reports. The combined TV station group reaches approximately 6.3% of total U.S. TV households. In addition, Gray currently operates 36 digital second channels including one affiliated with ABC, five affiliated with FOX, seven affiliated with CW and 15 affiliated with MyNetworkTV, plus six local news/weather channels and two independent channels in certain of its existing markets. With seventeen CBS affiliated stations, the Company is the largest independent owner of CBS affiliates in the country.
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
     Most broadcast advertising contracts are short-term, and generally run only for a few weeks. Approximately 73% of the net revenues of the Company’s television stations for the year ended December 31, 2006, were generated from local advertising (including political advertising revenues), which is sold primarily by a station’s sales staff directly to local accounts, and the remainder represented primarily by national advertising, which is sold by a station’s national advertising sales representative. The stations generally pay commissions to advertising agencies on local, regional and national advertising and the stations also pay commissions to the national sales representative on national advertising.
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

     The primary broadcasting operating expenses are employee compensation, related benefits and programming costs. In addition, the broadcasting operations incur overhead expenses, such as maintenance, supplies, insurance, rent and utilities. A large portion of the operating expenses of the broadcasting operations is fixed.
Recent Acquisition Activity
     On March 3, 2006, the Company completed the acquisition of the stock of Michiana Telecasting Corp., owner of WNDU-TV, the NBC affiliate in South Bend, Indiana, from the University of Notre Dame for $88.8 million, which included certain working capital adjustments and transaction fees. The Company financed this acquisition with borrowings under the Company’s senior credit facility.
     Also during 2006, Gray launched or re-branded 36 digital second channels including one ABC, five Fox, seven CW and 15 MyNetworkTV affiliates plus six local news/weather channels and two “independent” channels in certain of its existing markets. Gray has launched these additional secondary channels in order to develop additional revenue streams while incurring minimal incremental expenses. The rebranding of Gray’s existing UPN stations was necessary due to the merging of the UPN and WB networks into the CW network during 2006.
     On November 30, 2005, the Company completed the acquisition of the assets of WSAZ-TV, Channel 3, the NBC affiliate serving the Charleston-Huntington, West Virginia market, from Emmis Communications Corp. for approximately $185.8 million. The Company used funds borrowed under its senior credit facility and a portion of its cash on hand to fund this acquisition.
     On November 10, 2005, the Company completed the acquisition of the assets of WSWG-TV, the CBS affiliate serving Albany, Georgia from P.D. Communications, LLC for approximately $3.75 million plus related transaction costs. The Company used a portion of its cash on hand to fund this acquisition.
     On July 1, 2005 the Company acquired a third FCC license to operate a second low power television station, WAHU-TV, in the Charlottesville, Virginia television market. WAHU-TV is a FOX network affiliate. Gray’s original cost to acquire and/or construct the combined broadcast facilities for these three stations was approximately $8.5 million.
     On January 31, 2005, the Company completed the acquisition of KKCO-TV for approximately $13.5 million. KKCO-TV, Channel 11 serves the Grand Junction, Colorado television market and is an NBC affiliate. The Company used a portion of its cash on hand to fully fund this acquisition. Due to the acquisitions of WNDU-TV occurring in 2006, and WSAZ-TV, WSWG-TV and KKCO-TV occurring in 2005, the operating results of these stations are not reflected in the Company’s Consolidated Financial Statements as of and for the year ended December 31, 2004 included elsewhere herein. The results for these stations are included in the results of operations for the years ended December 31, 2006 and 2005, respectively, beginning on their acquisition dates.
     On August 17, 2004, the Company completed the acquisition of an FCC television license for WCAV-TV, Channel 19, in Charlottesville, Virginia from Charlottesville Broadcasting Corporation. Gray’s cost to acquire that FCC license was approximately $1.0 million. WCAV-TV is a CBS network affiliate. Gray also has an FCC license to operate a low power television station, WVAW-TV, in the Charlottesville, Virginia television market. WVAW-TV is an ABC network affiliate.
2005 Spinoff
     On December 30, 2005, the Company completed the spinoff of all of the outstanding stock of Triple Crown Media., Inc. (“TCM”). Immediately prior to the spinoff, the Company contributed all of the membership interests in Gray Publishing, LLC, which owned and operated the Company’s Gray Publishing and GrayLink Wireless businesses and certain other assets, to TCM. In the spinoff, each of the holders of our common stock received one share of TCM common stock for every ten shares of the Company’s common stock and each holder of the Company’s Class A common stock received one share of TCM common stock for every ten shares of our Class A common stock. As part of the spinoff, the Company received an approximate $44.0 million cash distribution from TCM, which Gray used to reduce its outstanding indebtedness on December 30, 2005. TCM is now quoted on the Nasdaq National Market under the symbol “TCMI.” The financial position and results of operations of the publishing and wireless businesses are reported in the Company’s consolidated balance sheet and statement of operations as discontinued operations for all periods presented. Please refer to Note B. Discontinued Operations to the Company’s audited consolidated financial statements included elsewhere herein.
Net Revenues
     Set forth below are the principal types of revenues earned by the Company’s broadcasting operations for the periods indicated and the percentage contribution of each to total revenues (dollars in thousands):

	Year End December 31,
	2006		2005		2004
		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total
Broadcasting net revenues:
Local	$199,940	60.2%	$174,568	66.7%	$160,648	54.8%
National	78,492	23.6%	70,825	27.1%	70,817	24.1%
Network compensation	1,089	0.3%	5,095	2.0%	9,951	3.4%
Political	42,682	12.9%	2,862	1.1%	41,706	14.2%
Production and other	9,934	3.0%	8,203	3.1%	10,151	3.5%

Total	$332,137	100.0%	$261,553	100.0%	$293,273	100.0%

Risk Factors
     The broadcast television industry is reliant primarily on advertising revenues and faces increased competition. For a discussion of other factors that may affect our business, see “Risk Factors”on page 14 of this Annual Report.
Results of Operations of the Company
Year Ended December 31, 2006 to Year Ended December 31, 2005
     Revenues. Total revenues increased $70.5 million, or 27%, to $332.1 million reflecting, in part, the acquisition of television stations and expansion of operations discussed above. Political advertising revenues increased to $42.7 million from $2.9 million reflecting the cyclical influence of the 2006 elections. Local advertising revenues, excluding political advertising revenues, increased 14% or approximately $25.3 million. National advertising revenues, excluding political advertising revenues, increased 11% or approximately $7.7 million. Local and national advertising was influenced, in part, by the proportion of the total available advertising time utilized by political announcements. Network compensation revenue decreased 78% to $1.1 million from $5.1 million due to lower revenue from network affiliation agreements that were renewed in recent years.

     Operating expenses. Broadcast expenses (before depreciation, amortization and loss on disposal of assets) increased $29.6 million, or 18%, to $191.5 million due primarily to the acquisition of WNDU and WSAZ and due to the expansion of operations as discussed above. The acquisitions of WNDU-TV and WSAZ-TV resulted in an increase in broadcast expenses of $17.4 million. Excluding the acquisitions of WNDU-TV and WSAZ-TV, payroll related expenses increased approximately 4% or $4.6 million. This increase was due primarily to routine compensation increases at Gray’s existing stations and approximately $1.3 million of payroll related expenses attributable to modest staffing increases at each station to support the operation of the new digital second channels. Excluding the acquisitions of WNDU-TV and WSAZ-TV, non-payroll related expenses increased approximately 13% or $7.7 million. This increase was largely due to an incremental increase in non-payroll expenses for the digital second channels of $1.7 million; increases in market research expenses of $1.1 million; increases in national representation firm sales commissions of $1.5 million; increases in electric utilities of $651,000 and increases in the cost of syndicated programming of $718,000.
     Corporate and administrative expenses. Corporate and administrative expenses, before depreciation, amortization and loss on disposal of assets increased 27% to $15.1 million from $11.9 million due, in part, to incremental increases in payroll expense of $807,000, incremental increases in legal fees of $973,000 and incremental increases in consulting expense of $221,000. The 2006 period also includes an aggregate of approximately $1.1 million of non-cash expenses recorded in connection with restricted stock awards and the Company’s adoption on January 1, 2006 of SFAS 123(R) which relates to the new accounting rules for expensing stock based compensation. The corresponding period of 2005 contains $391,000 of non-cash expenses associated with restricted stock awards.
     Depreciation. Depreciation of property and equipment totaled $34.1 million and $24.5 million for the years ended December 31, 2006 and 2005, respectively. The increase in depreciation was due to acquired stations and newly acquired equipment.
     Amortization of intangible assets. Amortization of intangible assets was $2.5 million for the year ended December 31, 2006, as compared to $1.0 million for the year ended December 31, 2005. The increase in amortization expense was due to definite lived intangible assets of stations acquired in 2006 and 2005.
     Interest expense. Interest expense increased $20.3 million to $66.8 million in the year ended December 31, 2006 compared to $46.5 million in the year ended December 31, 2005. This increase is primarily attributable to higher average interest rates in 2006 compared to 2005 and increases in amounts borrowed under the Company’s senior credit facility to fund acquisitions. The total average debt balance was $814.8 million and $670.0 million for the years ended December 31, 2006 and 2005, respectively. The total average interest rates were 7.63% and 6.79% for the years ended December 31, 2006 and 2005, respectively.
     Loss on Early Extinguishment of Debt. The Company reported a loss on early extinguishment of debt in the amount of $347,000, which related to the repurchase of $4.7 million, face amount, of its 9 1/4% Senior Subordinated Notes (the “9 1/4% Notes”) in the open market. The loss included a premium of $246,000, the write off of unamortized deferred finance costs of $88,000 and an unaccreted discount of $13,000.
     Income tax expense. The effective tax rate increased to 45.6% for the year ended December 31, 2006 from 44.7% for the year ended December 31, 2005. Income tax expense for 2006 increased as a percentage of pre-tax income primarily as a result of higher income tax valuation allowances against state net operating loss carryforwards.

Year Ended December 31, 2005 to Year Ended December 31, 2004
     Revenues. Total broadcasting revenues decreased 11% over the same period of the prior year to $261.6 million. Local broadcasting advertising revenues, increased 9% to $174.6 million from $160.6 million. Since January 1, 2004, the Company has launched digital second channels in six of its existing television markets, built television station WCAV-TV in Charlottesville, VA, which commenced broadcast operations in August, 2004, acquired television stations KKCO-TV, Grand Junction, CO on January 31, 2005, WSWG-TV, Albany GA on November 10, 2005 and WSAZ-TV, Charleston - Huntington, WV on November 30, 2005 and sold the Company’s satellite uplink operations on December 31, 2004. These transactions account for approximately one-third, or $5.0 million of the Company’s overall increase in local broadcasting advertising revenues. For the stations continuously operated since January 1, 2004 local broadcasting advertising revenues, excluding political advertising revenues increased 6% or $9.0 million due to increased demand for commercial time by local advertisers. National broadcasting advertising revenues of $70.8 million were consistent between the years ended December 31, 2005 and 2004. The transactions discussed above account for approximately $1.6 million of the total national broadcasting advertising. National advertising for the stations and second channels continuously operated since January 1, 2004 decreased approximately 2% or $1.6 million due to decreased demand for commercial time by national advertisers. Political advertising revenues decreased to $2.9 million from $41.7 million reflecting the cyclical influence of the 2004 Presidential election. In addition, in the 2004 period the Company also recorded approximately $3.0 million of broadcast revenue associated with the broadcast of the 2004 Summer Olympics. Network compensation revenue decreased 49% to $5.1 million from $10.0 million due to lower revenue from renewed network affiliation agreements. However, under the terms of the affiliation agreements, the Company’s cash payments received or receivable in excess of revenue recognized in accordance with generally accepted accounting principles approximated $2.8 million for the year ended December 31, 2005. In the same period of the prior year, the network compensation revenue were equal to the related cash payments received or receivable.
     Operating expenses. Broadcasting expenses, before depreciation, amortization and loss on disposal of assets increased 2% to $161.9 million from $158.3 million. For the stations continuously operated since January 1, 2004, broadcast expenses decreased approximately 1%, or $1.8 million. This decrease in existing broadcast expenses was due primarily to reduced payroll expenses, including station incentive bonus expense, reduced commissions to national sales representatives reflecting the lower political revenue discussed above and reduced legal and consulting services. The six new digital second channels, WCAV-TV and the stations acquired in 2005 (KKCO-TV, WSWG-TV and WSAZ-TV) incurred approximately $8.5 million in operating expenses for the year ended December 31, 2005.
     Corporate and administrative expenses. Corporate and administrative expenses before depreciation, amortization and loss on disposal of assets decreased 2% to $11.9 million from $12.2 million in the year ended December 31, 2005 as compared to the same period in 2004. The decrease was due, in part, to the decrease in restricted stock. Amortization of restricted stock awards decreased 24% to $391,000 for the year ended December 31, 2005 compared to $512,000 for the year ended December 31, 2004. Amortization of restricted stock awards decreased due to the grant and complete amortization of a 10,000 share restricted stock award in 2004. The Company awarded 5,000 and 15,000 shares of restricted stock in 2005 and 2004 respectively. These shares were awarded to its board of directors and president.
     Depreciation. Depreciation of property and equipment totaled $24.5 million and $22.0 million for the years ended December 31, 2005 and 2004, respectively. The increase in depreciation was due to equipment acquired in 2005.
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
     Interest expense. Interest expense increased $4.5 million to $46.5 million in the year ended December 31, 2005 compared to $42.0 million in the year ended December 31, 2004. This increase is primarily attributable to higher average interest rates in 2005 compared to 2004 and increases in amounts borrowed under the Company’s senior credit facility to fund recent acquisitions. The total average debt balance was $670.0 million and $656.9 million for the years ended December 31, 2005 and 2004, respectively. The total average interest rates were 6.79% and 6.08% for the years ended December 31, 2005 and 2004, respectively.
     Loss on Early Extinguishment of Debt. The Company reported a loss on early extinguishment of debt in the amount of $6.5 million, which related to four events: the repurchase by the Company of a portion of its 9 1/4% Notes, two amendments of the Company’s senior credit facility, first on June 28, 2005 and again on November 22, 2005, and other costs related to abandoned refinancing activities:
•	The Company repurchased $21.5 million, face amount, of its 9 1/4% Notes in the open market. Associated with this repurchase, Gray recorded a loss upon early extinguishment of debt of $2.6 million, which included a premium of $2.0 million, the write off of unamortized deferred finance costs of $485,000 and an unaccreted discount of $74,000. Upon repurchase of the 9 1/4% Notes, the Company paid $749,000 in accrued interest.

•	On June 28, 2005, the Company amended its senior credit facility. The Company paid out approximately $1.6 million in cash for the amendment of the senior credit facility and of this amount $1.2 million was capitalized as deferred financing costs which will be amortized to interest expense over the remaining life of the agreement. The remaining $370,000 was reported as a loss on early extinguishment of debt. Furthermore, the Company wrote off deferred financing costs and recognized a loss on early extinguishment of debt in the amount of $1.8 million. The total loss on early extinguishment of debt related to the June 2005 amendment of the senior credit facility was $2.2 million.

•	On November 22, 2005, the Company amended its senior credit facility. The Company paid out approximately $5.6 million in cash for the amendment of the senior credit facility and of this amount $5.5 million was capitalized as deferred financing costs which will be amortized to interest expense over the remaining life of the agreement. The remaining $81,000 was reported as a loss on early extinguishment of debt. $873,000 of previously capitalized cost was also reported as a loss on early extinguishment of debt. The total loss on early extinguishment of debt related to the November 2005 amendment was $954,000.

•	During 2005 the Company incurred and subsequently wrote off approximately $817,000 in professional and other costs incurred to explore other means of refinancing portions of its indebtedness.

     Income tax expense. The effective tax rate increased to 44.7% for the year ended December 31, 2005 from 38.5% for the year ended December 31, 2004. Income tax expense for 2005 increased as a percentage of pre-tax income primarily as a result of higher income tax valuation allowances against state net operating loss carryforwards.
Liquidity and Capital Resources
General
     The following tables present data that the Company believes is helpful in evaluating the Company’s liquidity and capital resources (in thousands):

	Year Ended December 31,
	2006	2005
Net cash provided by operating activities	$79,860	$50,482
Net cash used in investing activities	(129,305)	(245,925)
Net cash provided by financing activities	44,871	154,192

Decrease in cash and cash equivalents	$(4,574)	$(41,251)

	December 31,
	2006	2005
Cash and cash equivalents	$4,741	$9,315
Long-term debt including current portion	$851,654	$792,509
Preferred stock	$37,451	$39,090
Available credit under senior credit agreement	$97,000	$58,500
     The Company and its subsidiaries file a consolidated federal income tax return and such state or local tax returns as are required. Although the Company may earn taxable operating income, as of December 31, 2006, the Company anticipates that through the use of its available loss carryforwards it will not pay significant amounts of federal or state income taxes in the next several years.
     Management believes that current cash balances, cash flows from operations and available funds under its senior revolving credit facility will be adequate to provide for the Company’s capital expenditures, debt service, cash dividends and working capital requirements for the foreseeable future. However, the Company has chosen to refinance its outstanding indebtedness. See Note N. Subsequent Event to the accompanying audited consolidated financial statements for further information.
     The Company’s senior credit facility provides it with a $150.0 million term loan A facility; a $350.0 million term loan B facility; and a $100.0 million revolving credit facility. The senior credit facility also provides for up to $400.0 million in incremental credit facilities upon the consent of the lenders. In order to fund the acquisition of WNDU-TV the Company, in January 2006, requested and the lenders consented to provide $100.0 million under the incremental credit facility. The Company used these funds to complete the acquisition of WNDU-TV on March 3, 2006 and other corporate purposes.
     The senior credit facility is collateralized by substantially all of the assets, excluding real estate, of the Company and its subsidiaries. In addition, the Company’s subsidiaries are joint and several guarantors of the obligations and the Company’s ownership interests in its subsidiaries are pledged to collateralize the obligations. The credit agreement contains certain restrictive provisions, which include but are not limited to, requiring the Company to maintain certain financial ratios and limits upon the Company’s ability to incur additional indebtedness, make certain acquisitions or investments, sell assets or make other restricted payments, including dividends, (all as are defined in the credit agreement). The indenture under which the 9 1/4% Notes were issued also contains similar restrictive provisions limiting the Company’s ability to, among other things, incur additional indebtedness, make certain acquisitions or investments, sell assets or make certain restricted payments that include but are not limited to purchases or redemptions of the Company’s capital stock.
     Management does not believe that inflation has had a significant impact on the Company’s results of operations nor is inflation expected to have a significant effect upon the Company’s business in the near future.
     The Company generated $79.9 million of net cash from operations during 2006 compared to $50.5 million for 2005. The increase was due largely to the addition of WSAZ and WNDU as well as additional advertising revenue at the Company’s existing stations.
     The Company used $129.3 in investing activities during 2006 compared to $245.9 million during 2005. The amount used decreased primarily due to the Company’s use of $85.3 million primarily to purchase WNDU-TV in 2006, compared to the use of $208.3 million to purchase KKCO-TV, WSWG-TV and WSAZ-TV and the FCC license for WAHU-TV in 2005. Cash used to purchase property plant and equipment totaled $41.1 million and $37.2 million during the years ended December 31, 2006 and 2005, respectively.
     Net cash provided by financing activities was $44.9 million in the year ended December 31, 2006. Proceeds from borrowings on long term debt primarily to finance the Company’s acquisition of WNDU-TV as well as for general operating purposes were $135.8 million in 2006. Partial repayments of long term debt in 2006 totaled $76.7 million. Dividends paid in 2006 included $6.8 million in regular quarterly dividends on the Company’s common and preferred stocks. Net cash provided by financing activities was $154.2 million in the year ended December 31, 2005. Proceeds from borrowings on long term debt primarily to finance the Company’s acquisitions of KKCO-TV, WSWG-TV and WSAZ-TV as well as for general operating purposes were $229.4 million in 2005. Partial repayments of long term debt in 2005 totaled $93.0 million. The two amendments of the Company’s senior credit facility caused the Company to incur $7.2 million of bank, legal, accounting and other costs in 2005. Dividends paid in 2005 included $9.0 million in regular quarterly dividends on the Company’s common and preferred stocks as well as an additional $5.9 million special common stock dividend which was declared in 2004 but not paid until 2005. The Company received a distribution in connection with the spinoff of its publishing and wireless businesses on December 30, 2005 in the amount of $44.0 million.
     During the year ended December 31, 2006, the Company purchased 902,200 shares of the Company’s common stock at an average price of $6.21 per share for cost of $5.6 million. During the year ended December 31, 2005, the Company purchased 528,400 shares of the Company’s common stock for an average price of $12.89 per share and purchased 12,800 shares of the Company’s Class A common stock for $13.37 per share for a combined cost of $7.0 million.
Digital Television Conversion
     The FCC required that all commercial stations begin broadcasting a digital signal. The Company paid approximately $9.5 million and $9.6 million for digital transmission equipment capital expenditures for the years ending December 31, 2006 and 2005, respectively. As of December 31, 2006, the Company has accrued $2.2 million in HDTV costs to be paid in 2007. The Company is in compliance with the FCC’s digital broadcasting requirements at all of its stations.

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
     A discount rate is selected annually to measure the present value of the benefit obligations. In determining the selection of a discount rate, we estimated the timing and amounts of expected future benefit payments and applied a yield curve developed to reflect yields available on high-quality bonds. The yield curve is based on an externally published index specifically designed to meet the criteria of generally accepted accounting principals (“GAAP”). The discount rate selected for determining benefit obligations as of December 31, 2006, was 6.00% which reflects the results of this yield curve analysis. The discount rate used for determining benefit obligations for the year ended December 31, 2005 was 5.75%. Our assumption regarding expected return on plan assets reflects asset allocations, investment strategy and the views of investment managers, as well as historical experience. We use an assumed return of 7.00% for our invested pension assets. Actual asset returns for these trusts were approximately 9.20% in 2006 and 5.20% in 2005. Other significant assumptions include inflation, salary growth, retirement rates, and mortality rates. Our inflation assumption is based on an evaluation of external market indicators. The salary growth assumptions reflect our long-term actual experience, the near-term outlook and assumed inflation. Compensation increases over the latest five year period have been in line with assumptions. Retirement and mortality rates are based on actual plan experience.
     During the years ended December 31, 2006 and 2005, the Company contributed $3.1 million and $5.0 million, respectively, to all three of its pension plans and anticipates making a contribution of $3.0 million in the year ended December 31, 2007.
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
     The Company has two types of syndicated television program contracts: first run programs and off network reruns. The first run programs are programs such as Oprah and the off network programs are programs such as Seinfeld. A difference between the two types of syndicated television programming is that the first run programs have not been produced at the time the contract is signed and the off network programs have been produced. For all syndicated television contracts the Company records an asset and corresponding liability for payments to be made for the entire “off network” contract periods and for only the current year of the “first run” contract periods. Only the payments in the current year of the “first run” contracts are recorded on the current balance sheet, because the programs for the later years of the contract period have not been produced and delivered to the Company. The amounts for syndicated television programming in the table below are for contracts that are not recorded on the Company’s balance sheet as of December 31, 2006.
     Future minimum payments under operating leases with initial or remaining noncancelable lease terms in excess of one year, obligations for syndicated television programs as described above and commitments for DTV equipment that had been ordered but not yet been received are as follows (in thousands):

			Syndicated
	DTV	Operating	Television
Year	Equipment	Lease	Programming	Total
2007	$637	$1,176	$3,071	$4,884
2008	—	902	9,951	10,853
2009	—	648	8,732	9,380
2010	—	477	6,954	7,431
2011	—	242	2,746	2,988
Thereafter	—	1,781	376	2,157

	$637	$5,226	$31,830	$37,693

     The DTV equipment, operating lease and syndicated television programming amounts in the table above are estimates of commitments that are in addition to liabilities accrued for on the Company’s balance sheet as of December 31, 2006.
     On April 1, 2000, the Company entered into a rights sharing agreement with Host Communications, Inc. (“Host”) a wholly owned subsidiary of TCM, and a related party, for the marketing, selling and broadcasting of University of Kentucky (“UK”) sporting events and related programming, production and other associated activities. This agreement terminated April 15, 2005. As of December 31, 2005, Host owed $1.6 million to the Company under this contract, which was reported as a related party receivable. This balance was collected during the first quarter of 2006.
     On October 12, 2004, UK jointly awarded a new sports marketing agreement to the Company and Host. The new agreement with UK commenced on April 16, 2005 and has an initial term of seven years with the option to extend for three additional years. The aggregate license fees to be paid to UK over the ten year term for the agreement will be approximately $80.5 million. At December 31, 2005, Host owed $1.7 million to the Company under this contract, which was reported as a related party investment. Under the agreement, the Company has paid $3.6 million to UK and recognized losses of $81,000 and $137,000 during the years ended December 31, 2006 and 2005, respectively.
     Effective on July 1, 2006, the agreement between the Company and Host was amended. The amended agreement provides that the Company will share in profits in excess of certain amounts specified by the agreement, if any, but not losses, of Host’s UK activities. The agreement also provides that the Company would separately retain all local broadcast advertising revenue and pay all local broadcast expenses for activities under the agreement. Under the amended agreement, Host agreed to make all license fee payments to UK. However, if Host is unable to pay the license fee to UK, the Company will then pay the unpaid portion of the license fee to UK. Host will then reimburse the Company for the amount paid by the Company within 60 days subsequent to the close of each contract year which ends on June 30th. Host also agrees to pay interest on this advance at a rate equal to the prime rate. As of December 31, 2006, Host owed $1.7 million to the Company under this contract, which was reported as a related party receivable. This balance was collected during the first quarter of 2007.

Tabular Disclosure of Contractual Obligations as of December 31, 2006 (in thousands)

	Payment due by period
		Less than			More than
		1 Year	1-3 Years	3-5 Years	5 Years
Contractual Obligations	Total	2007	2008-2009	2010-2011	after 2012
Long-term debt obligations (1)	$852,307	$4,500	$24,000	$400,807	$423,000
Cash interest on long-term debt obligations (2)	314,405	64,847	127,733	107,263	14,562
Mandatorily redeemable serial preferred stock(3)	37,890	—	—	—	37,890
Cash dividends on mandatorily redeemable serial preferred stock(4)	16,836	3,031	6,381	6,442	982
Operating lease obligations (5)	5,226	1,176	1,550	719	1,781
Purchase obligations currently accrued (6)	1,618	1,519	99	—	—
Purchase obligations not currently accrued (7)	637	637	—	—	—
Programming obligations currently accrued (8)	15,688	12,975	2,094	542	77
Programming obligations not currently accrued (9)	31,830	3,071	18,683	9,700	376
Acquisition related liabilities(10)	4,125	1,060	1,503	1,340	222
Obligation to University of Kentucky (11)	68,766	8,176	15,164	15,651	29,775

Total	$1,349,328	$100,992	$197,207	$542,464	$508,665

(1)	“Long-term debt obligations” represent the current and all future payment obligations under long-term borrowings referenced in FASB Statement of Financial Accounting Standards No. 47 Disclosure of Long-Term Obligations, as may be modified or supplemented. This obligation consists of obligations under the Company’s senior credit facility and the Company’s 9 1/4% Notes. These amounts are recorded as liabilities as of the current balance sheet date. As of December 31, 2006, the Company’s weighted average interest rate on the balance outstanding under the senior credit facility and 9 1/4% Notes at December 31, 2006 was 7.63%.

(2)	“Cash interest on long-term debt obligations” represents estimated interest expense on long-term debt obligations based upon the average debt balances expected in the future and computed using the average interest rates for the year ended December 31, 2006. As of December 31, 2006, the Company’s weighted average interest rate on the balance outstanding under the senior credit facility and 9 1/4% Notes at December 31, 2006 was 7.63%.

(3)	“Mandatorily redeemable serial preferred stock” represents the cash due to be paid upon the redemption of the Company’s redeemable serial preferred stock on April 22, 2012. This mandatorily redeemable serial preferred stock is convertible into the Company’s common stock. Therefore it is not known if this preferred stock will be redeemed for cash or converted into the Company’s common stock.

(4)	“Cash dividends on mandatorily redeemable serial preferred stock” represents dividends on the Company’s mandatorily redeemable serial preferred stock payable at 8.0% through April 22, 2009 and at 8.5% from that date through April 22, 2012.

(5)	“Operating lease obligations” represent payment obligations under non-cancelable lease agreements classified as operating leases and disclosed pursuant to FASB Statement of Financial Accounting Standards No. 13 Accounting for Leases, as may be modified or supplemented. These amounts are not recorded as liabilities as of the current balance sheet date.

(6)	“Purchase obligations currently accrued” generally represent payment obligations for DTV equipment. It is the Company’s policy to accrue for these obligations when the equipment is received and the vendor has completed the work required by the purchase agreement. These amounts are recorded as liabilities as of the current balance sheet date.

(7)	“Purchase obligations not currently accrued” generally represent payment obligations for DTV equipment. It is the Company’s policy to accrue for these obligations when the equipment is received and the vendor has completed the work required by the purchase agreement. These amounts are not recorded as liabilities as of the current balance sheet date.

(8)	“Programming obligations currently accrued” represent obligations for syndicated television programming whose license period has begun and the product is available. These amounts are recorded as liabilities as of the current balance sheet date.

(9)	“Programming obligations not currently accrued” represent obligations for syndicated television programming whose license period has not yet begun or the product is not yet available. These amounts are not recorded as liabilities as of the current balance sheet date.

(10)	“Acquisition related liabilities” represent certain obligations associated with acquisitions of television stations that were completed in prior years. These amounts are recorded as liabilities as of the current balance sheet date.

(11)	“Obligation to University of Kentucky” represents total obligations and excluding any potential revenues under a sports marketing agreement awarded jointly to the Company and Host, a related party. These amounts are not recorded as liabilities as of the current balance sheet date. See Off-Balance Sheet Arrangements immediately preceding this table for additional information concerning this obligation.
     Estimates of the amount, timing and future funding obligations under the Company’s pension plans include assumptions concerning, among other things, actual and projected market performance of plan assets, investment yields, statutory requirements and demographic data for pension plan participants. Pension plan funding estimates are therefore not included in the table above because the timing and amounts of funding obligations for all future periods cannot be reasonably determined. The Company expects to contribute approximately $3.0 million in total to the Company’s plan and the acquired pension plans during the year ended December 31, 2007.
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
Valuation of Broadcast Licenses
     As of December 31, 2006 the book value of the Company’s broadcast licenses and goodwill was approximately $1.1 billion and $269.5 million, respectively.
     Broadcast licenses of television stations acquired by the Company prior to January 1, 2002 were valued using a residual basis methodology (analogous to “goodwill”) where the excess of the purchase price over the fair value of all identified tangible and intangible assets was attributed to the broadcast license. This residual basis approach will generally produce higher valuations of broadcast licenses when compared to applying an income method as discussed below. The Company’s book value for these broadcast licenses was approximately $470.7 million as of December 31, 2006.
     The Company values the broadcast licenses of any television station acquired after 2001 using an income approach. Under this approach, a broadcast license is valued based on analyzing the estimated after-tax discounted future cash flows of the station, assuming an initial hypothetical start-up operation maturing into an average performing station in a specific television market and giving consideration to other relevant factors such as the technical qualities of the broadcast license and the number of competing broadcast licenses within that market. This income approach will generally produce lower valuations of broadcast licenses when compared to applying a residual method as discussed above. The Company’s book value for these broadcast licenses was approximately $588.4 million as of December 31, 2006.
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
     Effective January 1, 2005, the Company adopted the provisions of this announcement and performed a valuation assessment of its broadcast licenses using the income approach. The implementation of this pronouncement did not require the Company to record an impairment charge in the first quarter of 2005. However, applying the income approach to value broadcast licenses originally valued using a residual method may place a greater possibility of future impairment charges on those broadcast licenses due to the inherent “miss-match” of the fundamental assumptions between the current valuation method (a hypothetical start-up value) in comparison to the method utilized to first establish the initial value of the broadcast license (a mature station’s residual enterprise value).
Annual Impairment Testing of Broadcast Licenses and Goodwill
     The annual impairment testing of broadcast licenses and goodwill for each individual television station requires an estimation of the “fair value” of each broadcast license and the fair value of the entire television station for evaluating goodwill. Such estimations generally rely on analysis of public and private comparative sales data as well as discounted cash flow analysis that inherently requires multiple assumptions relating to the future prospects of each individual television station including, but not limited to, the long term market growth characteristics, a station’s viewing audience, station revenue shares within a market, future operating expenses, costs of capital and appropriate discount rates. The Company believes that the assumptions it utilizes in analyzing potential impairment of broadcast licenses and/or goodwill for each of its television stations are reasonable individually and in the aggregate. However, these assumptions are highly subjective and changes in any one assumption, or a combination of assumptions, could produce significant differences in the calculated outcomes.
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
     The Company has acquired a total of 19 television stations since 2002. The methodology the Company used to value these stations was based on the Company’s evaluation of the broadcast licenses acquired and the characteristics of the markets in which they operated. Given the Company’s assumptions and the specific attributes of the stations the Company acquired during 2002 through 2006, the Company ascribed no incremental value to the incumbent network affiliation relationship in each market beyond the cost of negotiating a new agreement with another network and the value of any terms of the affiliation agreement that were more favorable or unfavorable than those generally prevailing in the market.
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

		Percentage of Total
		Value reassigned to
		Network
	As	Affiliation Agreements
	Reported	50%	25%
	(In thousands, except per share data)
Balance Sheet (As of December 31, 2006):
Broadcast licenses	$1,059,066	$728,054	$893,560
Other intangible assets, net (including network affiliation agreements)	3,510	334,522	169,016
Statement of Operations (For the year ended December 31, 2006):
Amortization of intangible assets	2,453	39,545	20,999
Operating income	87,991	50,899	69,445
Income (loss) from continuing operations	11,711	(10,915)	398
Net income (loss) available to common stockholders	8,464	(14,162)	(2,849)
Net income (loss) available to common stockholders, per share — basic	$0.17	$(0.29)	$(0.06)
Net income (loss) available to common stockholders, per share — diluted	$0.17	$(0.29)	$(0.06)
     In future acquisitions, the valuation of the network affiliations may differ from the values of previous acquisitions due to the different characteristics of each station and the market in which it operates.
Income Taxes
     The Company has approximately $163.6 million in federal operating loss carryforwards, which expire during the years 2020 through 2026. Additionally, the Company has an aggregate of approximately $207.5 million of various state operating loss carryforwards. The Company is projecting taxable income in the carryforward periods. Therefore, management believes that it is more likely than not that the Federal net operating loss carryforwards will be fully utilized.
     A valuation allowance has been provided for a portion of the state net operating loss carryforwards. Management believes that it will not meet the more likely than not threshold in certain states due to the uncertainty of generating sufficient income. Therefore, the state valuation allowance at December 31, 2006 and 2005 was $4.8 million and $4.6 million, respectively.
Recent Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation Number 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in an enterprise’s financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires management to evaluate its open tax positions that exist on the date of initial adoption in each jurisdiction. The provisions of FIN 48 are effective beginning January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to the opening balance of retained deficit. We estimate the adoption of this standard will be an increase or decrease to the opening balance of retained deficit for 2007 of $400,000 to $600,000 respectively, with no impact to the Company’s consolidated cash flows.
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
     In September 2006, the SEC staff issued Staff Accounting Bulletin (“SAB”) 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires that public companies utilize a “dual-approach” to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. The Company’s adoption of SAB 108 did not have a material effect on its consolidated financial position or results of operations.
Cautionary Statements for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act
     This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Annual Report, the words “believes,” “expects,” “anticipates,” “estimates” and similar words and expressions are generally intended to identify forward-looking statements. Statements that describe the Company’s future strategic plans, goals, or objectives are also forward-looking statements. Readers of this Annual Report are cautioned that any forward-looking statements, including those regarding the intent, belief or current expectations of the Company or management, are not guarantees of future performance, results or events and involve risks and uncertainties, and that actual results and events may differ materially from those in the forward-looking statements as a result of various factors including, but not limited to those listed in Item 1A. of this Annual Report and the other factors described from time to time in the Company’s filings with the Securities and Exchange Commission. The forward-looking statements included in this Annual Report are made only as of the date hereof. The Company undertakes no obligation to update such forward-looking statements to reflect subsequent events or circumstances.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
     Based on the Company’s floating rate debt outstanding at December 31, 2006, a 100 basis point increase in market interest rates would increase the Company’s interest expense and decrease the Company’s income before income taxes for the year by approximately $6.1 million.
     The fair market value of long-term fixed interest rate debt is also subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of the Company’s total long-term debt at December 31, 2006 was approximately $862.9 million, which was approximately $11.2 million more than its carrying value. A hypothetical 100 basis point decrease in the prevailing interest rates at December 31, 2006 would result in an increase in fair value of total long-term debt by approximately $2.5 million. Fair market values are determined from quoted market prices where available or based on estimates made by investment bankers.

Item 8. Financial Statements and Supplementary Data.

Management’s Report on Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006. Management has excluded WNDU-TV from its assessment of internal control over financial reporting as of December 31, 2006 because it was acquired by the Company during 2006. WNDU-TV is a wholly-owned television station whose total assets and total revenues represent 6.6% and 4.6%, respectively, of the consolidated financial statement amounts as of and for the year ended December 31, 2006. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by McGladrey & Pullen, LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
Gray Television, Inc.
Atlanta, Georgia
We have audited the accompanying balance sheet of Gray Television, Inc. as of December 31, 2006, and the related statements of income, stockholders’ equity and comprehensive income, and cash flows for the year ended December 31, 2006. We also have audited the 2006 financial statement schedule of Gray Television, Inc. listed in Item 15(a). and management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Gray Television, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Gray Television Inc.’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule, an opinion on management’s assessment, and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gray Television, Inc. as of December 31, 2006 and the results of its operations and its cash flows for the year ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related 2006 financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole; presents fairly in all material respects the information set forth therein and in our opinion, management’s assessment that Gray Television, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Furthermore, in our opinion, Gray Television, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
As discussed in Notes A and J to the consolidated financial statements, in 2006 the Company changed its methods of accounting for share-based compensation and pension and other postretirement plans.
As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded WNDU-TV from its assessment of internal control over financial reporting as of December 31, 2006 because it was acquired by the Company in a purchase business combination during 2006. We have also excluded WNDU-TV from our audit of internal control over financial reporting. WNDU-TV is a wholly-owned television station whose total assets and total revenues represent 6.6% and 4.6%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2006.
/s/ McGladrey & Pullen, LLP
Ft. Lauderdale, Florida
March 14, 2007

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Gray Television, Inc.:
In our opinion, the consolidated balance sheet as of December 31, 2005 and the related consolidated statements of income and comprehensive income, of stockholders’ equity and of cash flows for each of the two years in the period ended December 31, 2005 present fairly, in all material respects, the financial position of Gray Television, Inc. and its subsidiaries at December 31, 2005, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for each of the two years in the period ended December 31, 2005 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
PricewaterhouseCoopers LLP
Atlanta, Georgia
March 16, 2006

GRAY TELEVISION, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,
	2006	2005
Assets:
Current assets:
Cash and cash equivalents	$4,741	$9,315
Trade accounts receivable, less allowance for doubtful accounts of $1,033 and $564, respectively	60,346	58,436
Current portion of program broadcast rights, net	10,459	8,548
Related party receivable	1,710	1,645
Deferred tax asset	600	1,091
Other current assets	2,302	2,149

Total current assets	80,158	81,184

Property and equipment:
Land	20,741	20,011
Buildings and improvements	44,601	35,903
Equipment	264,738	220,787

	330,080	276,701
Accumulated depreciation	(142,960)	(113,940)

	187,120	162,761

Deferred loan costs, net	11,584	13,954
Broadcast licenses	1,059,066	1,023,428
Goodwill	269,536	222,394
Other intangible assets, net	3,510	3,658
Investment in broadcasting company	13,599	13,599
Related party investment	—	1,682
Other	3,714	2,394

Total assets	$1,628,287	$1,525,054

See accompanying notes.

GRAY TELEVISION, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,
	2006	2005
Liabilities and stockholders’ equity:
Current liabilities:
Trade accounts payable	$7,848	$4,803
Employee compensation and benefits	11,408	9,567
Current portion of accrued pension costs	—	3,051
Accrued interest	10,832	4,463
Other accrued expenses	6,569	12,366
Dividends payable	2,207	—
Federal and state income taxes	2,616	1,833
Current portion of program broadcast obligations	12,975	10,391
Acquisition related liabilities	1,060	4,033
Deferred revenue	3,786	697
Current portion of long-term debt	4,500	3,577

Total current liabilities	63,801	54,781

Long-term debt, less current portion	847,154	788,932
Program broadcast obligations, less current portion	2,713	960
Deferred income taxes	282,540	253,341
Long-term deferred revenue	4,215	2,190
Other, including non-current portion of accrued pension costs	10,659	4,764

Total liabilities	1,211,082	1,104,968

Commitments and contingencies (Note K)

Redeemable Serial Preferred Stock, no par value; cumulative; convertible; designated 5 shares, issued and outstanding 4 shares, ($37,890 and $39,640 aggregate liquidation value, respectively)	37,451	39,090

Stockholders’ equity:
Common Stock, no par value; authorized 100,000 shares, issued 45,691 shares and 45,259 shares, respectively	443,698	441,533
Class A Common Stock, no par value; authorized 15,000 shares, issued 7,332 shares	15,321	15,282
Retained deficit	(20,026)	(22,662)
Accumulated other comprehensive loss, net of income tax benefit	(2,429)	(1,257)
Unearned compensation	—	(736)

	436,564	432,160
Treasury Stock at cost, Common Stock, 3,124 shares and 2,222 shares, respectively	(34,412)	(28,766)
Treasury Stock at cost, Class A Common Stock, 1,579 shares	(22,398)	(22,398)

Total stockholders’ equity	379,754	380,996

Total liabilities and stockholders’ equity	$1,628,287	$1,525,054

See accompanying notes.

GRAY TELEVISION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except for per share data)

	Year Ended December 31,
	2006	2005	2004
Revenues (less agency commissions)	$332,137	$261,553	$293,273
Operating expenses:
Operating expenses before depreciation, amortization and loss on disposal of assets, net	191,502	161,905	158,305
Corporate and administrative	15,097	11,896	12,174
Depreciation	34,073	24,456	21,955
Amortization of intangible assets	2,453	1,034	920
(Gain) loss on disposals of assets, net	1,021	1,401	(496)

	244,146	200,692	192,858

Operating income	87,991	60,861	100,415
Other income (expense):
Miscellaneous income, net	677	558	979
Interest expense	(66,787)	(46,549)	(41,972)
Loss on early extinguishment of debt	(347)	(6,543)	—

Income from continuing operations before income taxes	21,534	8,327	59,422
Income tax expense	9,823	3,723	22,905

Income from continuing operations	11,711	4,604	36,517
Income (loss) from operations of discontinued publishing and wireless operations net of income tax expense of $0, $3,253 and $5,059, respectively	—	(1,242)	7,768

Net income	11,711	3,362	44,285
Preferred dividends (includes accretion of issuance cost of $111, $87 and $87, respectively)	3,247	3,258	3,272
Deemed non-cash preferred stock dividend	—	2,390	—

Net income (loss) available to common stockholders	$8,464	$(2,286)	$41,013

Basic per share information:
Income (loss) from continuing operations available to common stockholders	$0.17	$(0.02)	$0.67
Income (loss) from discontinued operations, net of tax	—	(0.03)	0.16

Net income (loss) available to common stockholders	$0.17	$(0.05)	$0.83

Weighted average shares outstanding	48,408	48,649	49,643

Diluted per share information:
Income (loss) from continuing operations available to common stockholders	$0.17	$(0.02)	$0.66
Income (loss) from discontinued operations, net of tax	—	(0.03)	0.16

Net income (loss) available to common stockholders	$0.17	$(0.05)	$0.82

Weighted average shares outstanding	48,425	48,649	50,170

Dividends declared per share	$0.12	$0.12	$0.24

See accompanying notes.

GRAY TELEVISION, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(in thousands except for number of shares)

	Class A				Retained	Class A		Common		Accumulated Other
	Common Stock		Common Stock		Earnings	Treasury Stock		Treasury Stock		Comprehensive	Unearned
	Shares	Amount	Shares	Amount	(Deficit)	Shares	Amount	Shares	Amount	Income (Loss)	Compensation	Total
Balance at December 31, 2003	7,331,574	$11,037	44,032,138	$392,436	$(17,500)	(1,500,754)	$(21,515)	(11,750)	$(200)	$(126)	$(1,357)	$362,775

Net income	—	—	—	—	44,285	—	—	—	—	—	—	44,285
Gain on derivatives, net of income tax	—	—	—	—	—	—	—	—	—	126	—	126
Recognition of minimum pension liability, net of income taxes	—	—	—	—	—	—	—	—	—	(1,414)	—	(1,414)

Comprehensive income	—	—	—	—	—	—	—	—	—	—	—	42,997

Common Stock cash dividends ($0.12) per share	—	—	—	—	(5,973)	—	—	—	—	—	—	(5,973)
Common Stock special cash dividends ($0.12) per share	—	—	—	—	(5,871)	—	—	—	—	—	—	(5,871)
Preferred Stock dividends	—	—	—	—	(3,272)	—	—	—	—	—	—	(3,272)
Issuance of Common Stock:
401(k) plan	—	—	214,843	3,155	—	—	—	—	—	—	—	3,155
Non-qualified stock plan	—	—	524,585	5,540	—	—	—	—	—	—	—	5,540
Directors’ restricted stock plan	—	—	15,000	211	—	—	—	—	—	—	(211)	—
Amortization of unearned compensation	—	—	—	—	—	—	—	—	—	—	512	512
Purchase of Common Stock	—	—	—	—	—	(65,000)	(712)	(1,606,400)	(20,594)	—	—	(21,306)
Purchase of Common Stock from a director	—	—	—	—	—	—	—	(75,000)	(1,140)	—	—	(1,140)
Income tax benefits relating to stock plans	—	—	—	820	—	—	—	—	—	—	—	820

Balance at December 31, 2004	7,331,574	$11,037	44,786,566	$402,162	$11,669	(1,565,754)	$(22,227)	(1,693,150)	$(21,934)	$(1,414)	$(1,056)	$378,237

See accompanying notes.

GRAY TELEVISION, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (Continued)
(in thousands except for number of shares)

										Accumulated
	Class A				Retained	Class A		Common		Other
	Common Stock		Common Stock		Earnings	Treasury Stock		Treasury Stock		Comprehensive	Unearned
	Shares	Amount	Shares	Amount	(Deficit)	Shares	Amount	Shares	Amount	Income (Loss)	Compensation	Total
Balance at December 31, 2004	7,331,574	$11,037	44,786,566	$402,162	$11,669	(1,565,754)	$(22,227)	(1,693,150)	$(21,934)	$(1,414)	$(1,056)	$378,237

Net income	—	—	—	—	3,362	—	—	—	—	—	—	3,362
Recognition of minimum pension liability, net of income taxes	—	—	—	—	—	—	—	—	—	157	—	157

Comprehensive income	—	—	—	—	—	—	—	—	—	—	—	3,519
Spinoff of publishing and wireless business	—	4,245	—	31,758	(26,196)	—	—	—	—	—	—	9,807
Common Stock cash dividends ($0.12) per share	—	—	—	—	(5,849)	—	—	—	—	—	—	(5,849)
Preferred Stock dividends	—	—	—	—	(3,258)	—	—	—	—	—	—	(3,258)
Deemed non-cash preferred stock dividend	—	—	—	2,390	(2,390)	—	—	—	—	—	—	—
Issuance of Common Stock:
401(k) plan	—	—	216,748	2,284	—	—	—	—	—	—	—	2,284
Non-qualified stock plan	—	—	250,230	2,448	—	—	—	—	—	—	—	2,448
Directors’ restricted stock plan	—	—	5,000	72	—	—	—	—	—	—	(72)	—
Amortization of unearned compensation	—	—	—	—	—	—	—	—	—	—	392	392
Purchase of Common Stock	—	—	—	—	—	(12,800)	(171)	(528,400)	(6,832)	—	—	(7,003)
Income tax benefits relating to stock plans	—	—	—	419	—	—	—	—	—	—	—	419

Balance at December 31, 2005	7,331,574	$15,282	45,258,544	$441,533	$(22,662)	(1,578,554)	$(22,398)	(2,221,550)	$(28,766)	$(1,257)	$(736)	$380,996

See accompanying notes.

GRAY TELEVISION, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (Continued)
(in thousands except for number of shares)

										Accumulated
	Class A				Retained	Class A		Common		Other
	Common Stock		Common Stock		Earnings	Treasury Stock		Treasury Stock		Comprehensive	Unearned
	Shares	Amount	Shares	Amount	(Deficit)	Shares	Amount	Shares	Amount	Income (Loss)	Compensation	Total
Balance at December 31, 2005	7,331,574	$15,282	45,258,544	$441,533	$(22,662)	(1,578,554)	$(22,398)	(2,221,550)	$(28,766)	$(1,257)	$(736)	$380,996

Net income	—	—	—	—	11,711	—	—	—	—	—	—	11,711
Gain on derivatives, net of income tax	—	—	—	—	—	—	—	—	—	3	—	3
Derecognition of minimum pension liability, net of income tax	—	—	—	—	—	—	—	—	—	1,257		1,257
Adjustment to pension liability upon implementation of SFAS 158, net of income taxes	—	—	—	—	—	—	—	—	—	(2,432)		(2,432)

Comprehensive income	—	—	—	—	—	—	—	—	—	—	—	10,539
Reclassification upon adoption of SFAS 123(R)	—	—	—	(736)	—	—	—	—	—	—	736	—
Common Stock cash dividends ($0.12) per share	—	—	—	—	(5,828)	—	—	—	—	—	—	(5,828)
Preferred Stock dividends	—	—	—	—	(3,247)	—	—	—	—	—	—	(3,247)
Issuance of Common Stock:
401(k) plan	—	—	217,089	1,513	—	—	—	—	—	—	—	1,513
Officer’s restricted stock plan	—	—	160,000	—	—	—	—	—	—	—	—	—
Directors’ restricted stock plan	—	—	55,000	—	—	—	—	—	—	—	—	—
Repurchase of Common Stock	—	—	—	—	—	—	—	(902,200)	(5,646)	—	—	(5,646)
Spinoff of publishing and wireless businesses	—	39	—	296	—	—	—	—	—	—	—	335
Stock based compensation	—	—	—	1,092	—	—	—	—	—	—	—	1,092

Balance at December 31, 2006	7,331,574	$15,321	45,690,633	$443,698	$(20,026)	(1,578,554)	$(22,398)	(3,123,750)	$(34,412)	$(2,429)	$—	$379,754

See accompanying notes.

GRAY TELEVISION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2006	2005	2004
Operating activities
Net income	$11,711	$3,362	$44,285
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	34,073	26,090	23,656
Amortization of intangible assets	2,453	1,034	975
Amortization of deferred loan costs	2,269	1,709	1,831
Amortization of restricted stock awards	807	391	512
Amortization of stock option awards	285	—	—
Write off loan acquisition costs from early extinguishment of debt	91	3,638	—
FCC license impairment expense	—	3,206	—
Amortization of program broadcast rights	14,234	11,577	11,137
Payments on program broadcast obligations	(13,530)	(11,452)	(11,055)
Common Stock contributed to 401(K) Plan	1,513	2,284	2,559
Deferred revenue, network compensation	1,322	2,414	—
Deferred income taxes	8,976	5,717	25,472
(Gain) loss on disposal of assets, net	1,021	1,265	(451)
Other	(58)	339	99
Changes in operating assets and liabilities, net of business acquisitions:
Trade accounts receivable	397	(2,181)	(1,749)
Other current assets	2,035	(73)	271
Trade accounts payable	1,093	1,363	893
Employee compensation, benefits and pension costs	1,577	(3,100)	3,079
Accrued expenses	(134)	2,295	70
Accrued interest	6,369	230	193
Income taxes payable	404	770	1,733
Deferred revenue other, including current portion	2,952	(396)	(774)

Net cash provided by operating activities	79,860	50,482	102,736

Investing activities
Acquisition of television businesses and licenses, net of cash acquired	(85,295)	(208,250)	(1,023)
Purchases of property and equipment	(41,139)	(37,161)	(36,295)
Proceeds from asset sales	198	2,223	1,392
Payments on acquisition related liabilities	(2,831)	(980)	(1,818)
Other	(238)	(1,757)	192

Net cash used in investing activities	(129,305)	(245,925)	(37,552)

Financing activities
Proceeds from borrowings on long-term debt	135,750	229,438	937
Repayments of borrowings on long-term debt	(76,727)	(92,970)	(1,079)
Deferred loan costs	—	(7,199)	(819)
Dividends paid, net of accreted preferred dividend	(6,756)	(14,892)	(9,158)
Income tax benefit relating to stock plans	—	419	820
Proceeds from issuance of Common Stock	—	2,448	5,540
Purchase of Common Stock	(5,646)	(7,004)	(21,306)
Purchase of Common Stock from Related Party	—	—	(1,140)
Purchase of Preferred Stock from Related Party	(1,750)	—	(360)
Distribution from spinoff of publishing and wireless businesses	—	43,952	—

Net cash provided by (used in) financing activities	44,871	154,192	(26,565)

Net increase (decrease) in cash and cash equivalents	(4,574)	(41,251)	38,619
Cash and cash equivalents at beginning of period	9,315	50,566	11,947

Cash and cash equivalents at end of period	$4,741	$9,315	$50,566

See accompanying notes.

GRAY TELEVISION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A. Description of Business and Summary of Significant Accounting Policies
Description of Business
     Gray Television, Inc. is a television broadcast company headquartered in Atlanta, Georgia. As of December 31, 2006, the Company operated 36 television stations serving 30 markets. Seventeen of the stations are affiliated with CBS Inc., or “CBS,” ten of the stations are affiliated with the National Broadcasting Company, Inc., or “NBC,” eight of the stations are affiliated with the American Broadcasting Company, or “ABC”, one station is affiliated with FOX Entertainment Group, Inc., or “FOX”, In addition, Gray currently operates 36 digital second channels including one affiliated with ABC, five affiliated with FOX, seven affiliated with The CW Network, LLC (“CW”) and 15 affiliated with Twentieth Television, Inc. (“MyNetworkTV”), plus six local news/weather channels and two independent channels in certain of its existing markets. With seventeen CBS affiliated stations, the Company is the largest independent owner of CBS affiliates in the country. The Company’s operations consist of one reportable segment.
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
Barter Transactions
     The Company accounts for trade barter transactions involving the exchange of tangible goods or services with its customers. The revenue is recorded at the time the advertisement is broadcast and the expense is recorded at the time the goods or services are used. The revenue and expense associated with these transactions are based on the fair value of the assets or services received. Trade barter revenue and expense recognized by the Company for each of the years ended December 31, 2006, 2005 and 2004 is as follows (amounts in thousands):

	Year Ended December 31,
	2006	2005	2004
Trade barter revenue	$2,327	$2,344	$2,562
Trade barter expense	(2,410)	(2,191)	(2,437)

	$(83)	$153	$125

     In accordance with the Financial Accounting Standards Board’s (the “FASB”) Statement No. 63, Financial Reporting by Broadcasters, the Company does not account for barter revenue and related barter expense generated from network programming. Neither does the Company account for barter revenue and related barter expense generated from syndicated programming as such amounts are not

A. Description of Business and Summary of Significant Accounting Policies (Continued)
Barter Transactions (Continued)
material. Furthermore, any such barter revenue recognized would then require the recognition of an equal amount of barter expense. The recognition of these amounts would have no effect upon net income.
Advertising Expense
     The Company recorded advertising expense of $1.8 million, $1.4 million and $1.1 million for the years ended December 31, 2006, 2005 and 2004, respectively. Advertising expenses have increased during the three year period as a result of the acquisition of stations and the expansion of operations at existing stations through digital second channels.
Use of Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could materially differ from these estimated amounts which include impairment assessments of long-lived assets (including goodwill and indefinite lived intangibles), income tax liabilities, deferred tax assets and the value of network affiliations.
Cash and Cash Equivalents
     Cash equivalents consist of highly liquid investments that are readily convertible to known amounts of cash and have a maturity of three months or less when purchased.
Allowance for Doubtful Accounts Receivable
     The Company records a provision for doubtful accounts based on a percentage of local revenue receivables that are over sixty days old and a percentage of national revenue receivables that are over ninety days old. The Company recorded expenses for this allowance of $763,000, $387,000 and $308,000 for the years ended December 31, 2006, 2005 and 2004, respectively.
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
Property and Equipment
     Property and equipment are carried at cost. Depreciation is computed principally by the straight-line method. Buildings, towers, improvements and equipment are generally depreciated over estimated useful lives of approximately 35 years, 20 years, 10 years and 5 years, respectively. Maintenance, repairs and

A. Description of Business and Summary of Significant Accounting Policies (Continued)
Property and Equipment (Continued)
minor replacements are charged to operations as incurred; major replacements and betterments are capitalized. The cost of any assets sold or retired and related accumulated depreciation are removed from the accounts at the time of disposition, and any resulting profit or loss is reflected in income or expense for the period.
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
Stock-Based Compensation — Effect of Adoption of SFAS 123(R)
     On January 1, 2006, Gray adopted Statement of Financial Accounting Standards No. 123(R) (“SFAS 123(R)”), Share Based Payment. Prior to January 1, 2006, Gray accounted for stock-based awards under the intrinsic value method, which followed the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The intrinsic value method of accounting resulted in the recognition of expense over the vesting period of restricted stock awards. The expense recognized was equal to the fair value of the restricted shares on the date of grant based on the number of shares granted and the quoted price of our common stock. Under the intrinsic value method we did not recognize any compensation costs for our stock options because the exercise prices of the options were equal to the market prices of the underlying stock on the date of grant.
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
     On March 29, 2005, the Securities and Exchange Commission (“SEC”) published Staff Accounting Bulletin No. 107 (“SAB 107”), which provides the SEC Staff’s views on a variety of matters related to stock based payments. SAB 107 requires that stock based compensation be classified in the same expense line items as cash compensation. The application of SFAS 123(R) had the following effect on reported

A. Description of Business and Summary of Significant Accounting Policies (Continued)
Stock-Based Compensation — Effect of Adoption of SFAS 123(R)(Continued)
amounts for the year ended December 31, 2006, relative to amounts that would have been reported using the intrinsic value method under previous accounting (in thousands, except per share amounts):

	Year Ended December 31, 2006
	Previous	SFAS
	Accounting	123 (R)	As
	Method	Adjustments	Reported
Income from operations	$88,276	$285	$87,991
Income before income taxes	$21,819	$285	$21,534
Net income available to common stockholders	$8,635	$171	$8,464

Net income available to common stockholders per common share:
Basic	$0.17	$—	$0.17
Diluted	$0.17	$—	$0.17

Cash flow from operating activities	$—	$—	$—
Cash flow from financing activities	$—	$—	$—
Stock-Based Compensation — Valuation Assumptions for Stock Options
     No stock options were granted during the year ended December 31, 2006. The fair value for each stock option granted in the years ended December 31, 2005 and 2004 was estimated at the date of grant using the Black-Scholes option pricing model, using weighted average assumptions as follows: risk free interest rate 3.81% and 3.53%; dividend yield of 0.86% and 0.90%; volatility of the expected market price of the Company’s stock of 30% and 30% and a weighted average expected life of the options of 3.0 and 3.4 years, respectively. The Company’s expected forfeitures were 2.5%. Expected volatilities are based on historical volatilities of our common stock and Class A common stock. The expected life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to the vesting schedules and our historical exercise patterns. The risk free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding to the expected life of the option. Expected forfeitures were estimated based on historical forfeiture rates.
     Stock based compensation for the years ended December 31, 2005 and 2004 was determined using the intrinsic value method. The following table provides supplemental information for the years ended December 31, 2005 and 2004 as if stock-based compensation had been computed under SFAS 123(R) (in thousands, except per share data):

A. Description of Business and Summary of Significant Accounting Policies (Continued)
Stock-Based Compensation — Valuation Assumptions for Stock Options (Continued)

	Year Ended December 31,
	2005	2004
Net income (loss) available to common stockholders, as reported	$(2,286)	$41,013
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(961)	(908)

Net income (loss) available to common stockholders, pro forma	$(3,247)	$40,105

Net income (loss) per common share:
Basic, as reported	$(0.05)	$0.83
Basic, pro forma	$(0.07)	$0.81

Diluted, as reported	$(0.05)	$0.82
Diluted, pro forma	$(0.07)	$0.80
Accounting for Derivatives
     The Company may use swap agreements to convert a portion of its variable rate debt to a fixed rate basis, thus managing exposure to interest rate fluctuations. These risk management activities may be transacted with one or more highly rated institutions, reducing the exposure to credit risk in the event of nonperformance by the counter party. The Company does not enter into derivative financial investments for trading purposes.
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
     During 2006, the Company entered into an interest rate swap agreement which expired on January 3, 2007. The agreement converted a combined notional amount of $100.0 million of floating rate debt under the senior credit facility to fixed rate debt. This swap agreement fixed the LIBOR component of the total interest rate charged on this portion of the Company’s debt at a weighted average fixed rate of 5.05%. This interest rate swap agreement qualifies, is designated and is accounted for as a cash flow hedge. The fair value at December 31, 2006 was insignificant. During 2005, the Company did not enter into any interest rate swap agreements. During 2003, the Company entered into four interest rate swap agreements which expired in November 2004. These four agreements converted a combined notional amount of $50.0 million of floating rate debt under the senior credit facility to fixed rate debt. These swap agreements fixed the LIBOR component of the total interest rate charged on this portion of the Company’s debt at a weighted average fixed rate of 1.87%.

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
     For the year ended December 31, 2006, approximately 23% and 10% of the Company’s broadcast revenue was obtained from advertising sales to automotive and restaurant customers, respectively. The Company experienced similar concentrations of revenue in the years ended December 31, 2005 and 2004. Although, the Company’s revenues could be affected by changes within these industries, this risk is in part mitigated by the diversity of companies from which these revenues are obtained. Furthermore, the Company’s large geographic operating area partially mitigates the effect upon the Company from regional economic changes.
     The Company’s cash and cash equivalents are held by a single major financial institution; however, risk of loss is mitigated by the size and the financial health of the institution.
Fair Value of Financial Instruments
     The estimated fair value of the Company’s long-term debt at December 31, 2006 and 2005 was $862.9 million and $815.7 million, respectively. Estimated fair market value of the 9 1/4% senior subordinated notes is based upon recent trading activity. The estimated fair market value of the senior credit facility approximates recorded value as a result of the facility’s market interest rate. The fair value of other financial instruments classified as current assets or liabilities approximates their carrying value.
Earnings Per Share
     Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding during the period. The weighted-average number of common shares outstanding does not include unvested restricted shares. These shares, although classified as issued and outstanding, are considered contingently returnable until the restrictions lapse and will not be included in the basic earnings per share calculation until the shares are vested. Diluted earnings per share is computed by giving effect to all dilutive potential common shares, including restricted stock and stock options. A reconciliation of the numerator and denominator used in the calculation of historical basic and diluted earnings per share follows (in thousands):

A. Description of Business and Summary of Significant Accounting Policies (Continued)
Earnings Per Share (Continued)

	Year Ended December 31,
	2006	2005	2004
Income from continuing operations	$11,711	$4,604	$36,517
Preferred dividends	3,247	3,258	3,272
Deemed non-cash preferred stock dividend	—	2,390	—

Income (loss) from continuing operations available to common stockholders	8,464	(1,044)	33,245
Income (loss) from discontinued operations, net of tax	—	(1,242)	7,768

Net income (loss) available to common stockholders	$8,464	$(2,286)	$41,013

Weighted average shares outstanding – basic	$48,408	$48,649	$49,643
Stock options, warrants, convertible preferred stock and restricted stock	17	—	527

Weighted average shares outstanding — diluted	$48,425	$48,649	$50,170

     For the years ended December 31, 2006 and 2004, the Company generated net income; therefore, common stock equivalents related to employee stock-based compensation plans, warrants and convertible preferred stock were included in the computation of diluted earnings per share to the extent that their exercise costs and conversion prices exceeded market value. For the year ended December 31, 2005 the Company reported a net loss available to common stockholders, therefore, common stock equivalents were not included because they were antidilutive. The number of antidilutive common stock equivalents excluded from diluted earnings per share for the respective periods are as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004
Antidilutive common stock equivalents excluded from diluted earnings per share	4,813	5,157	4,477
Investment in Broadcasting Company
     The Company has an investment in Sarkes Tarzian, Inc. (“Tarzian”) whose principal business is the ownership and operation of two television stations. The investment represents 33.5% of the total outstanding common stock of Tarzian (both in terms of the number of shares of common stock outstanding and in terms of voting rights), but such investment represents 73% of the equity of Tarzian for purposes of dividends if paid as well as distributions in the event of any liquidation, dissolution or other sale of Tarzian. This investment is accounted for under the cost method of accounting and reflected as a non-current asset. The Company has no commitment to fund operations of Tarzian and has neither representation on Tarzian’s board of directors nor any other influence over Tarzian’s management. The Company believes the cost method is appropriate to account for this investment given the existence of a single voting majority shareholder and the lack of management influence.

A. Description of Business and Summary of Significant Accounting Policies (Continued)
Valuation and Impairment Testing of Intangible Assets
     Approximately $1.3 billion, or 82%, of the Company’s total assets as of December 31, 2006 consist of unamortized intangible assets, principally broadcast licenses and goodwill.
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
Related Party Transactions
     For the years ended December 31, 2006, 2005 and 2004, the Company made payments to Georgia Casualty and Surety Co. in the amounts of $320,000, $288,000 and $256,000, respectively, for insurance services provided. Mr. J. Mack Robinson, the Company’s Chairman and Chief Executive Officer and his affiliates have an ownership interest in Atlantic American Corporation, a publicly traded company, which is the parent company of Georgia Casualty and Surety Co.
Recent Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation Number 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in an enterprise’s financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires management to evaluate its open tax positions that exist on the date of initial adoption in each jurisdiction. The provisions of FIN 48 are effective beginning January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to the opening balance of retained deficit. We estimate the adoption of this standard will be an increase or decrease to the opening balance of retained deficit for 2007 of $400,000 to $600,000 respectively, with no impact to the Company’s consolidated cash flows.

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
     In September 2006, the SEC staff issued Staff Accounting Bulletin (“SAB”) 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires that public companies utilize a “dual-approach” to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. The Company’s adoption of SAB 108 did not have a material effect on the Company’s consolidated financial position or results of operations.
Changes in classifications
     The classification of certain prior year amounts in the accompanying consolidated financial statements have been changed in order to conform to the current year presentation.
B. Discontinued Operations
     On December 30, 2005, the Company completed the spinoff of all of the outstanding stock of Triple Crown Media, Inc. (“TCM”). Immediately prior to the spinoff, the Company contributed all of the membership interests in Gray Publishing, LLC, which owned and operated the Company’s Gray Publishing and GrayLink Wireless businesses and certain other assets, to TCM. In the spinoff, each of the holders of the Company’s common stock received one share of TCM Common stock for every ten shares of the Company’s common stock and each holder of the Company’s Class A common stock received one share of TCM common stock for every ten shares of the Company’s Class A common stock. As part of the spinoff, the Company received an approximate $44 million cash distribution from TCM, which Gray used to reduce its outstanding indebtedness on December 30, 2005. TCM is now quoted on the NASDAQ National Market under the symbol “TCMI.” The financial position and results of operations of the Gray Publishing and GrayLink Wireless businesses are presented on a discontinued operations basis in the Company’s consolidated balance sheet and statement of operations for all periods presented.
     In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (“SFAS No. 144”), the balance sheet of the Company at December 31, 2005 no longer includes the assets and liabilities of those businesses. The Company’s statement of stockholders’ equity for the year ended December 31, 2005 records the related $26.2 million

B. Discontinued Operations (Continued)
decrease in retained earnings reflecting the distribution of the net carrying amounts of those businesses to TCM. The statement of stockholder’s equity for the year ended December 31, 2005 also records the $36.0 million distribution, net of tax, received from TCM, as a proportionate increase to the balances of the Company’s common stock and Class A common stock. The Company received an additional distribution from TCM of $335,000 in 2006 related to the spinoff. This amount was also allocated among the Company’s common stock and Class A common stock accounts during the year ended December 31, 2006.
     The major classes of discontinued assets and liabilities included in the consolidated balance sheet as of the day of the spinoff, December 30, were as follows (in thousands):

December 30,
2005
Current assets from discontinued operations:
Accounts receivable	$6,291
Inventories	932
Other current assets	300

Total	$7,523

Non-current assets from discontinued operations:
Property, plant and equipment, net	$9,570
Intangibles, net	17,579
Other non-current assets	246

Total	$27,395

Current liabilities from discontinued operations:
Accounts payable and accrued expenses	$4,548
Deferred revenue	1,922

Total	$6,470

Non-current liabilities from discontinued operations:
Deferred income taxes	$1,512
Other non-current	740

Total	$2,252

     The Company has reclassified the former Gray Publishing and GrayLink Wireless revenues and expenses for the years ended December 31, 2005 and 2004 to discontinued operations, net of income tax in its consolidated statement of operations. The Company did not allocate interest on corporate indebtedness to discontinued operations. The Company has included its third-party legal, accounting, professional, printing and other costs of the transactions related to the spinoff as a part of its discontinued operations, net of income tax, in the consolidated statement of operations for the year ended December 31, 2005. The following are the components of income from discontinued operations, net of tax for the years ended December 31, 2005 and 2004, respectively (in thousands):

B. Discontinued Operations (Continued)

	Year Ended December 31,
	2005	2004
Operating revenues	$52,658	$51,928
Operating expenses	39,708	37,335
Transaction costs	6,238	—
Depreciation	1,634	1,701
Amortization of intangible assets	—	55
Impairment of FCC licenses	3,206	—
(Gain) loss on disposal of assets, net	(136)	45

Operating income	2,008	12,792
Miscellaneous income, net	3	37
Interest expense	—	(2)

Income before income taxes	2,011	12,827
Income tax expense	3,253	5,059

Income (loss) from operations of discontinued publishing and other operations net of income tax expense	$(1,242)	$7,768

     During the year ended December 31, 2005, the Company recorded a $3.2 million impairment charge related to its wireless FCC licenses. The impairment of the FCC license was attributed to increased competition from cellular telephones.
Related Party Transactions Associated With Discontinued Operations
     For the years ended December 31, 2005 and 2004, the Company made payments to Georgia Casualty and Surety Co. in the amounts of $153,000 and $143,000, respectively, for insurance services provided to the Company’s discontinued operations. Mr. J. Mack Robinson, the Company’s Chairman and Chief Executive Officer and his affiliates have an ownership interest in Atlantic American Corporation, a publicly traded company, which is the parent company of Georgia Casualty and Surety Co.
C. Purchase of Federal Communications License
     On August 17, 2004, the Company completed the acquisition of an FCC television license for WCAV-TV, Channel 19, in Charlottesville, Virginia from Charlottesville Broadcasting Corporation. Gray’s cost to acquire that FCC license was approximately $1 million. WCAV-TV is a CBS network affiliate. Gray also has an FCC license to operate a low power television station, WVAW-TV, in the Charlottesville, Virginia television market. WVAW-TV is an ABC network affiliate.
     On July 1, 2005, the Company acquired a third FCC license to operate a second low power television station, WAHU-TV, in the Charlottesville, Virginia television market. WAHU-TV is a FOX network affiliate. Gray’s original cost to acquire and/or construct the combined broadcast facilities for these three stations was approximately $8.5 million.

D. Business Acquisitions
2006 Acquisition — WNDU-TV
     On March 3, 2006, the Company acquired Michiana Telecasting Corp., operator of WNDU-TV, from The University of Notre Dame for a purchase price of $88.8 million, which included the contract price of $85.0 million, working capital adjustments of $3.3 million and transaction costs of $0.5 million. WNDU-TV serves the South Bend – Elkhart, Indiana television market and is an NBC affiliate. To fund the acquisition, the Company borrowed $100.0 million under its senior credit facility. These funds were used to fund the acquisition of WNDU-TV and to reduce portions of the Company’s then outstanding revolving credit facility debt.
     The acquisition of WNDU-TV was consistent with the Company’s acquisition strategy to acquire dominant stations in mid size markets.
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
     The following table summarizes the preliminary fair values of the assets acquired and the liabilities assumed at the date of acquisition for WNDU-TV (in thousands):

WNDU-TV
Cash	$3,311
Accounts receivable	2,790
Current portion of program broadcast rights	421
Other current assets	61
Program broadcast rights excluding current portion	260
Property and equipment	22,382
Broadcast licenses	35,640
Goodwill	46,556
Other intangible assets	2,322
Trade payables and accrued expenses	(2,633)
Current portion of program broadcast obligations	(423)
Deferred income tax liability	(21,646)
Program broadcast obligations excluding current portion	(195)

Total purchase price including expenses	$88,846

     All of the goodwill recorded in association with the acquisition is not expected to be deductible for income tax purposes. Broadcast licenses and goodwill are indefinite lived intangible assets.
Pro Forma Operating Results (Unaudited)
     This unaudited pro forma operating data does not purport to represent what the Company’s actual results of operations would have been had the Company acquired WNDU-TV on January 1, 2005 and should not serve as a forecast of the Company’s operating results for any future periods. The pro forma

D. Business Acquisitions (Continued)
2006 Acquisition — WNDU-TV (Continued)
Pro Forma Operating Results (Unaudited)(Continued)
adjustments are based solely upon certain assumptions that management believes are reasonable under the circumstances at this time. Unaudited pro forma operating data for the years ended December 31, 2006 and 2005, are as follows (in thousands, except per common share data):

	Pro Forma
	December 31,
	2006	2005
	(Unaudited)
Operating revenues	$334,722	$276,244
Operating income	87,771	60,398
Income from continuing operations, net of income tax	11,301	2,157
Net income	11,301	915
Preferred dividends	3,247	3,258
Deemed non-cash preferred stock dividend	—	2,390
Net income (loss) available to common stockholders	$8,054	$(4,733)

Basic per share information:
Income (loss) from continuing operations available to common stockholders	$0.17	$(0.07)
Income (loss) from discontinued operations, net of income tax	—	(0.03)

Net income (loss) available to common stockholders	$0.17	$(0.10)

Weighted average shares outstanding	48,408	48,649

Diluted per share information:
Income (loss) from continuing operations available to common stockholders	$0.17	$(0.07)
Income (loss) from discontinued operations, net of income tax	—	(0.03)

Net income (loss) available to common stockholders	$0.17	$(0.10)

Weighted average shares outstanding	48,425	48,649
     The pro forma results presented above include adjustments to reflect (i) additional interest expense associated with debt to finance the acquisition, (ii) depreciation and amortization of assets acquired and (iii) the income tax effect of such pro forma adjustments.

D. Business Acquisitions (Continued)
2005 Acquisitions
WSAZ-TV
     On November 30, 2005, the Company completed the acquisition of WSAZ-TV’s assets from Emmis Communications Corp. for a purchase price of $185.8 million plus related transaction costs of $602,000. WSAZ-TV, Channel 3, serves the Charleston – Huntington, West Virginia television market and is an NBC affiliate. To fund the acquisition, the Company borrowed $185.0 million under its senior credit facility and used $1.0 million of cash on hand.
WSWG-TV (formerly WVAG-TV)
     On November 10, 2005, the Company completed the acquisition of WSWG-TV’s assets from P. D. Communications LLC for a purchase price of $3.75 million plus related transaction costs of $83,000. The total cost was $3.8 million. When purchased, the station’s call letters were WVAG-TV. The Company changed the station’s call letters to WSWG-TV subsequent to the acquisition to emphasize its focus on southwest Georgia. WSWG-TV, Channel 44, serves the Albany, Georgia television market. WSWG-TV is currently affiliated with the CBS and the MyNetworkTV networks. The Company used cash on hand to fund the acquisition.
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
     The following table summarizes the final fair values of the assets acquired and the liabilities assumed at the date of acquisition for WSAZ-TV, WSWG-TV and KKCO-TV (in thousands):

D. Business Acquisitions (Continued)
2005 Acquisitions (Continued)

	WSAZ-TV	WSWG-TV	KKCO-TV
Accounts Receivable	$4,558	$10	$442
Current portion of program broadcast rights	1,002	38	35
Other current assets	35	—	48
Program broadcast rights exluding current portion	—	69	—
Property and equipment	12,721	500	1,111
Broadcast licenses	91,137	1,554	8,338
Goodwill	79,535	1,752	4,448
Other intangible assets	2,310	26	67
Trade payables and accrued expenses	(3,872)	(8)	(251)
Current portion of program broadcast obligations	(1,028)	(38)	(35)
Program broadcast obligations exluding current portion	—	(75)	—

Total purchase price including expenses	$186,398	$3,828	$14,203

     During the year ended December 31, 2006, the fair values of the assets and liabilities acquired of WSAZ-TV were adjusted. The Company incurred $363,000 in additional professional fees and $497,000 in amounts required to settle certain liabilities in excess of their original estimates. The value of goodwill was increased by $860,000 to reflect the additional costs.
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
Pro Forma Operating Results (Unaudited)
     This unaudited pro forma operating data does not purport to represent what the Company’s actual results of operations would have been had the Company acquired KKCO-TV, WSWG-TV and WSAZ-TV on January 1, 2004 and should not serve as a forecast of the Company’s operating results for any future periods. The pro forma adjustments are based solely upon certain assumptions that management believes are reasonable under the circumstances at this time. Unaudited pro forma operating data for the years ended December 31, 2005 and 2004, are as follows (in thousands, except per common share data):

D. Business Acquisitions (Continued)
2005 Acquisitions (Continued)
Pro Forma Operating Results (Unaudited)(Continued)

	Pro Forma
	December 31,
	2005	2004
	(Unaudited)
Operating revenues	$282,131	$326,986
Operating income	69,873	116,154
Income from continuing operations, net of income tax	4,705	41,523
Net income	3,463	49,429
Preferred dividends	3,258	3,272
Deemed non-cash preferred stock dividend	2,390	—
Net income (loss) available to common stockholders	$(2,185)	$46,157

Basic per share information:
Income (loss) from continuing operations available to common stockholders	$(0.02)	$0.77
Income (loss) from discontinued operations, net of income tax	$(0.03)	0.16

Net income (loss) available to common stockholders	$(0.05)	$0.93

Weighted average shares outstanding	48,649	49,643

Diluted per share information:
Income (loss) from continuing operations available to common stockholders	$(0.02)	$0.76
Income (loss) from discontinued operations, net of income tax	$(0.03)	0.16

Net income (loss) available to common stockholders	$(0.05)	$0.92

Weighted average shares outstanding	48,649	50,170
     The pro forma results presented above include adjustments to reflect (i) additional interest expense associated with debt to finance the respective acquisitions, (ii) depreciation and amortization of assets acquired and (iii) the income tax effect of such pro forma adjustments.

E. Long-term Debt
     Long-term debt consists of the following (in thousands):

	December 31,
	2006	2005
Senior credit facility	$598,500	$533,000
9 1/4% Senior Subordinated Notes due 2011	253,807	258,479
Other	—	1,841

	852,307	793,320
Less unamortized discount	(653)	(811)

Total long-term debt including current portion	851,654	792,509
Less current portion	(4,500)	(3,577)

Total long-term debt	$847,154	$788,932

Availability capacity under the revolving portion of senior credit facility	$97,000	$58,500

Letter of credit outstanding	$—	$8,500

Senior Credit Facility
     As of December 31, 2006, the amount outstanding under the senior credit facility was $598.5 million, which included $3.0 million, $150.0 million, $346.5 million and $99.0 million under the revolving facility, the term loan A facility, the term loan B facility, and the incremental facility, respectively. Also as of December 31, 2006, the available capacity to borrow under the revolving facility was $97.0 million.
     On November 22, 2005, Gray amended its existing senior credit facility. The amended agreement has a maximum term of six years (or seven years, with respect to the term loan B facility) and the total amount available under the agreement is $600.0 million, consisting of a $100.0 million revolving facility, a $150.0 million term loan A facility and a $350.0 million term loan B facility. In addition, an incremental loan facility is also available under the senior credit facility in the maximum amount of $400.0 million. Initially, Gray used the proceeds from the credit facilities to finance the acquisition of WSAZ-TV, to refinance the indebtedness under the previous senior credit facility, and for certain permitted working capital needs, investments and acquisitions permitted under the facility. On January 31, 2006, Gray borrowed $100.0 million under the incremental facility. Of the $100.0 million borrowed under the incremental facility, $84.9 million was used for the acquisition of WNDU-TV and the remainder was used to retire debt under the revolving facility.
     As amended on November 22, 2005, the final maturity date for the revolving loan facility, the term loan A facility, term loan B facility and the incremental facility is November 22, 2011, November 22, 2011, November 22, 2012 and May 22, 2013, respectively. However, if the Company has not refinanced its 9 1/4% Senior Subordinated Notes by December 15, 2010, the final maturity date will be accelerated to June 15, 2011 for all four portions of the senior credit facility.

E. Long-term Debt (Continued)
Senior Credit Facility (Continued)
     Under the senior credit facility, irrevocable stand by letters of credit for $8.5 million and $18.6 million were issued on behalf of Gray and in lieu of an earnest money deposits for the then pending acquisitions of WNDU-TV and WSAZ-TV. The WSAZ-TV letter of credit was cancelled on November 23, 2005 upon completion of the acquisition. The WNDU-TV letter of credit was cancelled on March 3, 2006 upon completion of the acquisition. Neither letter of credit was drawn upon.
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
     The weighted average interest rate on the balance outstanding under the senior credit facility at December 31, 2006 and 2005 was 6.89% and 5.67%, respectively. As of December 31, 2006 and 2005, the Company was charged a commitment fee equal to 0.50% and 0.375% per annum, respectively, of the excess of the aggregate average daily available credit limit less the amount outstanding. This commitment fee can range between 0.20% and 0.50% per annum.
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
9 1/4% Senior Subordinated Notes
     On December 21, 2001, the Company completed its sale of $180 million aggregate principal amount of its Senior Subordinated Notes due 2011 (the “9 1/4% Notes”). The net proceeds from the sale of the 9 1/4% Notes were approximately $173.6 million. These senior subordinated notes have a coupon of 9 1/4% and were priced at a discount to yield 9 3/8%. On September 10, 2002, the Company completed the sale of an additional $100 million principal amount of 9 1/4% Notes. The coupon on these additional notes was 9 1/4% and they were issued at par. These additional notes were issued under the same indenture and have the same terms as the Company’s previously existing senior subordinated notes. The additional senior

E. Long-term Debt (Continued)
9 1/4% Senior Subordinated Notes (Continued)
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
Loss on Early Extinguishment of Debt
     The Company has incurred approximately $7.2 million and $820,000 in lender and legal fees for the amendments of its senior credit facility during the years ending December 31, 2005 and 2004, respectively. Portions of these fees have been capitalized, net of amounts written off in accordance with EITF 98-14 “Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements” and EITF 96-19 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”. Based on these criteria, the Company has recognized a loss on early extinguishment of debt to write off portions of the previously capitalized loan costs totaling $3.1 million in the year ended December 31, 2005. No similar

E. Long-term Debt (Continued)
Loss on Early Extinguishment of Debt (Continued)
amounts were recognized in the years ended December 31, 2006 or 2004. Included in loss on early extinguishment of debt in the year ended December 31, 2005 is $817,000 of costs incurred while considering alternative financing transactions. Ultimately, the Company amended its senior credit facility rather than completing one of the alternative transactions.
     During the years ended December 31, 2006 and 2005, Gray repurchased $4.7 million and $21.5 million, respectively, face amount, of its 9 1/4% Notes in the open market. Associated with this repurchase, Gray recorded a loss upon early extinguishment of debt of $347,000 and $2.6 million, respectively, which consisted of premiums of $246,000 and $2.0 million, respectively, the write off of unamortized deferred finance costs of $88,000 and $485,000, respectively, and an unaccreted discount of $13,000 and $74,000, respectively. Gray used cash on hand of $4.9 million and $23.5 million, respectively, for the repurchases of its 9 1/4% Notes, which included amounts for the face amount of the 9 1/4% Notes, premium and accrued interest.
Interest Rate Swap Agreements
     On February 9, 2006, the Company entered into an interest rate swap agreement having a notional amount of $100.0 million. Under this agreement the Company paid at an annual fixed rate of 5.05% and receive interest at the 90 day LIBOR rate. The swap agreement expired on January 3, 2007. As of December 31, 2005, the Company was not engaged in any interest rate swap agreements.
Maturities
     Aggregate minimum principal maturities on long-term debt as of December 31, 2006, were as follows (in thousands):

	Minimum Principal Maturities
	Senior Credit
Year	Facility	9 1/4% Notes	Total
2007	$4,500	$—	$4,500
2008	12,000	—	12,000
2009	12,000	—	12,000
2010	27,000	—	27,000
2011	120,000	253,807	373,807
Thereafter	423,000	—	423,000

	$598,500	$253,807	$852,307

     The Company made interest payments of approximately $58.0 million, $44.5 million and $39.8 million during 2006, 2005 and 2004, respectively.

E. Long-term Debt (Continued)
Subsequent Event
     In March 2007, the Company initiated a refinancing of its outstanding indebtedness with plans to redeem its outstanding 9 1/4% Notes and Series C Preferred Stock. See Note N. Subsequent Event for further information.
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
     During the year ended December 31, 2006, the Company purchased 902,200 shares of the Company’s common stock at an average price of $6.21 per share for cost of $5.6 million. During the year ended December 31, 2005, the Company purchased 528,400 shares of the Company’s common stock for an average price of $12.89 per share and purchased 12,800 shares of the Company’s Class A common stock for $13.37 per share for a combined cost of $7.0 million. During the year ended December 31, 2004, the Company purchased 1,681,400 shares of the Company’s common stock for an average price of $12.93 per share and purchased 65,000 shares of the Company’s Class A common stock for $10.95 per share for a combined cost of $22.4 million. Included in the purchases made during 2004 were 75,000 shares of the Company’s common stock, which were purchased from a member of the Company’s Board of Directors, for $15.20 per share. The price paid was the market value of the shares on the New York Stock Exchange on the date of sale. At December 31, 2006, the remaining shares authorized for purchase total 810,200. Treasury stock is recorded at cost.
     For the year ended December 31, 2006, the Company had declared but unpaid common stock dividends of $1.4 million which remained a liability of the Company as of December 31, 2006. These dividends were paid during the first quarter of 2007. For the year ended December 31, 2005, all common stock dividends declared by the Company were paid during the year that the common stock dividends were declared. As of December 31, 2004, the Company had declared but unpaid common stock dividends of $5.9 million which remained a liability of the Company as of December 31, 2004. These dividends were paid during the first quarter of 2005.

F. Stockholders’ Equity (Continued)
     As of December 31, 2006, the Company had reserved 8,665,497 shares and 20,687 shares of the Company’s common stock and Class A common stock, respectively, for future issuance under various employee benefit plans and the potential conversion of the Company’s preferred stock.
G. Redeemable Preferred Stock
     In April of 2002, the Company issued $40.0 million of a redeemable and convertible preferred stock to a group of private investors. The preferred stock was designated as Series C Preferred Stock and has a liquidation value of $10,000 per share. The issuance of the Series C Preferred Stock generated net cash proceeds of approximately $30.5 million, after transaction fees and expenses and excluding the value of the Series A and Series B preferred stock exchanged into the Series C Preferred Stock. As part of the transaction, holders of the Company’s Series A and Series B Preferred Stock have exchanged all of the outstanding shares of each respective series, an aggregate liquidation value of approximately $8.2 million, for an equal number of shares of the Series C Preferred Stock. The Series C Preferred Stock is the only currently outstanding preferred stock of the Company.
     The Series C Preferred Stock is convertible into the Company’s common stock. On December 30, 2005, the Company spun off a portion of its assets to TCM. Due to the decrease in the market price of the Company’s common stock resulting from the TCM spin off, the Company decreased the conversion price for the Series C Preferred Stock to $13.07 from $14.39 per share of the Company’s common stock. The new conversion price was effective as of December 30, 2005. The modification of the conversion price resulted in a non-cash deemed dividend to the preferred stockholders totaling approximately $2.4 million on December 30, 2005. See Note B. Discontinued Operations for further discussion of the TCM spinoff.
     The Series C Preferred Stock is redeemable at the Company’s option on or after April 22, 2007 and is subject to mandatory redemption on April 22, 2012 at a value of $10,000 per share. Therefore, the Company does not have any Series C Preferred Stock redemption requirements for the five years subsequent to December 31, 2006. Dividends on the Series C Preferred Stock will accrue at 8.0% per annum until April 22, 2009 after which the dividend rate shall be 8.5% per annum. Dividends, when declared by the Company’s Board of Directors may be paid at the Company’s option in cash or additional shares of Series C Preferred Stock.
     On September 29, 2006, the Company repurchased 175 shares of the Company’s Series C Preferred Stock from Georgia Casualty & Surety Company at the liquidation price of $10,000 per share. Mr. J. Mack Robinson, the Company’s Chairman and Chief Executive Officer and his affiliates have an ownership interest in Atlantic American Corporation, a publicly traded company, which is the parent company of Georgia Casualty and Surety Co. On August 4, 2004, the Company repurchased 36 shares of the Company’s Series C Preferred Stock from the Company’s Chairman and CEO, at the liquidation price of $10,000 per share. The Company chose to repurchase these shares when they became available and after considering the Series C Preferred Stock’s dividend rate in comparison to the interest earned on the Company’s cash investments. By repurchasing the Series C Preferred Stock, the Company retired stock with a dividend accruing at an annual rate of 8.0% while it used cash that was earning interest at a lower annual rate.
     As of December 31, 2006, the carrying value and the liquidation value of the Series C Preferred Stock was $37.5 million and $37.9 million, respectively. The difference between these two values is the unaccredited portion of the original issuance cost. The original issuance cost, prior to accretion, was $868,000 and it is being accreted over the estimated ten-year life of the Series C Preferred Stock.

G. Redeemable Preferred Stock (Continued)
Subsequent Event
     In March 2007, the Company initiated a refinancing of its outstanding indebtedness with plans to redeem its outstanding 9 1/4% Notes and Series C Preferred Stock. See Note N. Subsequent Event for further information.
H. Long-term Incentive Plan
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
     On September 16, 2002, the shareholders of the Company approved the 2002 Long Term Incentive Plan (the “2002 Incentive Plan”), which replaced the prior long-term incentive plan, the 1992 Long Term Incentive Plan. Originally, the 2002 Incentive Plan had 2.8 million shares of the Company’s common stock reserved for grants to key personnel for (i) incentive stock options, (ii) non-qualified stock options,(iii) stock appreciation rights, (iv) restricted stock awards and (v) performance awards, as defined by the 2002 Incentive Plan. On May 26, 2004, the shareholders of the Company approved an amendment to the 2002 Incentive Plan, which increased the number of shares reserved for issuance thereunder by two million shares to a total of 4.8 million shares. As of December 31, 2006, 2.5 million shares were available for issuance under the 2002 Incentive Plan. Shares of common stock underlying outstanding options or performance awards are counted against the 2002 Incentive Plan’s maximum shares while such options or awards are outstanding. Under the 2002 Incentive Plan, the options granted typically vest after a two-year period and expire three years after full vesting. However, options will vest immediately upon a “change in control” of the Company as such term is defined in the 2002 Incentive Plan. All options have been granted with purchase prices that equal the market value of the underlying stock on the date of the grant. During 2003, the Company granted 100,000 shares of restricted common stock to the Company’s president of which 80,000 shares were fully vested as of December 31, 2006. During 2003 and in connection with this grant, the Company recorded a liability for unearned compensation of $1.4 million. On October 6, 2006, the Company granted 160,000 shares of restricted common stock to the Company’s president which will vest as follows: 64,000 shares on April 6, 2007, 48,000 shares on October 6, 2007 and 48,000 shares on October 6, 2008.
     On May 14, 2003, the Company’s shareholders approved a restricted stock plan for its Board of Directors (the “Directors’ Restricted Stock Plan”). The Company has reserved 1.0 million shares of the Company’s common stock for issuance under this plan and as of December 31, 2006 there were 880,000 shares available for award. The Directors’ Restricted Stock Plan replaced the Company’s non-employee director stock option plan. Under the Directors’ Restricted Stock Plan, each director can be awarded up to 10,000 shares of restricted stock each calendar year. Under this plan, the Company granted 55,000 and 5,000 shares of restricted common stock, in total, to its directors during the year ended December 31, 2006 and 2005, respectively. Of the total shares granted to the directors since the beginning of the directors’ plan, 62,000 shares were fully vested as of December 31, 2006.

H. Long-term Incentive Plan (Continued)
     Included in expenses recognized in the year ended December 31, 2006 is $1.1 million of non-cash expense for stock-based compensation. For the years ended December 31, 2005 and 2004, the Company recognized $392,000 and $512,000, respectively for all non-cash stock based compensation related to restricted stock awards.
     A summary of the Company’s stock option activity for Class A common stock, and related information, for the years ended December 31, 2006, 2005 and 2004 is as follows (in thousands, except weighted average data):

	Year Ended December 31,
	2006		2005		2004
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price
Stock options outstanding — beginning of year	19	$17.81	19	$17.81	19	$17.81
Adjustment — spinoff of TCM	2	15.39	—		—

Stock options outstanding — end of period	21	$15.39	19	$17.81	19	$17.81

Exercisable at end of period	21	$15.39	19	$17.81	19	$17.81
     The exercise price for Class A common stock options outstanding as of December 31, 2006 is $15.39. The weighted-average remaining contractual life of the Class A common stock options outstanding is 1.9 years.
     A summary of the Company’s stock option activity for common stock, and related information for the years ended December 31, 2006, 2005 and 2004 is as follows (in thousands, except weighted average data):

H. Long-term Incentive Plan (Continued)

	Year Ended December 31,
	2006		2005		2004
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price
Stock options outstanding — beginning of year	1,664	$11.20	1,753	$10.75	2,245	$10.49
Adjustment — spinoff of TCM	238	$9.80	—		—
Options granted	—		544	11.36	151	14.07
Options exercised	—		(250)	9.78	(525)	10.56
Options forfeited	(67)	9.67	(101)	10.58	(61)	9.18
Options expired	(38)	9.02	(282)	10.09	(57)	12.75

Stock options outstanding — end of period	1,797	$9.82	1,664	$11.20	1,753	$10.75

Exercisable at end of period	1,574	$9.77	1,458	$11.12	1,435	$10.31

Weighted-average fair value of options granted during the year		$—		$2.67		$3.44
     Information concerning common stock options outstanding has been segregated into four groups with similar option prices and is disclosed as follows:

As of December 31, 2006
			Weighted		Number of	Weighted Average
			Average	Average	Options	Exercise Price
Exercise Price		Number of	Exercise	Remaining	Outstanding	Per Share of
Per Share		Options	Price	Contractual	That Are	Options That Are
Low	High	Outstanding	Per Share	Life	Exercisable	Exercisable
		(in thousands)		(in years)	(in thousands)
$7.13	$8.91	312	$7.86	1.6	260	$7.85
$8.91	$10.69	1,122	$9.69	1.8	1,019	$9.69
$10.69	$12.47	287	$11.69	1.4	287	$11.69
$12.47	$14.25	76	$12.77	3.2	8	$12.86

		1,797			1,574

     The closing market price of the Company’s common stock was less than the exercise price for all of the Company’s outstanding stock options. Therefore, outstanding options as of December 31, 2006 and options vested during the year ended December 31, 2006 had no intrinsic value. No options were exercised during the year ended December 31, 2006.

H. Long-term Incentive Plan (Continued)
     All of the Company’s options for its Class A common stock are vested. The following table summarizes the Company’s non-vested options for its common stock and restricted shares during the year ended December 31, 2006:

		Weighted
	Number of	Average
	Shares	Fair Value
Stock Options:
Nonvested common stock options, December 31, 2005	206,000	$2.59
Adjustment	29,497	2.59
Vested	(12,575)	2.59

Nonvested common stock options, December 31, 2006	222,922	$2.59

Restricted Stock:
Nonvested common restricted shares, December 31, 2005	65,000	$12.73
Granted	215,000	6.98
Vested	(42,000)	11.59

Nonvested common restricted shares, December 31, 2006	238,000	$7.73

     As of December 31, 2006, there was $1.6 million of total unrecognized compensation cost related to all non-vested share based compensation arrangements. The cost is expected to be recognized over a weighted average period of 0.9 years.
I. Income Taxes
     Federal and state income tax expense (benefit) attributable to income from continuing operations is summarized as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004
Current
Federal	$51	$351	$1,069
State and local	796	(757)	794
Deferred	8,976	4,129	21,042

	$9,823	$3,723	$22,905

     Significant components of the Company’s deferred tax liabilities and assets are as follows (in thousands):

I. Income Taxes (Continued)

	December 31,
	2006	2005
Deferred tax liabilities:
Net book value of property and equipment	$23,280	$17,832
Broadcast licenses, goodwill and other intangibles	324,372	296,078

Total deferred tax liabilities	$347,652	$313,910

Deferred tax assets:
Liability under supplemental retirement plan	38	53
Allowance for doubtful accounts	403	220
Liability under severance and leases	136	98
Liability under health and welfare plan	262	296
Liability for pension plan	2,672	1,894
Federal operating loss carryforwards	57,274	54,832
State and local operating loss carryforwards	8,545	7,934
Alternative minimum tax carryforwards	889	838
Other	277	69

Total deferred tax assets	70,496	66,234
Valuation allowance for deferred tax assets	(4,784)	(4,574)

Net deferred tax assets	65,712	61,660

Deferred tax liabilities, net	$281,940	$252,250

     The Company has approximately $163.6 million in federal net operating loss carryforwards, which expire during the years 2020 through 2026. Additionally, the Company has an aggregate of approximately $207.5 million of various state net operating loss carryforwards. The Company is projecting taxable income in the carryforward periods. Therefore, Management believes that it is more likely than not that the Federal net operating loss carryforwards will be fully utilized.
     A valuation allowance has been provided for a portion of the state net operating loss carryforwards. Management believes that it will not meet the more likely than not threshold in certain states due to the uncertainty of generating sufficient income. Therefore, the state valuation allowance at December 31, 2006 and 2005 was $4.8 million and $4.6 million, respectively.
     In connection with the spinoff, described further in Note B Discontinued Operations, TCM assumed a net deferred tax liability of approximately $1.5 million. This net deferred tax liability is the result of differences between the book and tax basis of assets transferred in the spinoff. The Company retained all net operating loss carryforwards.
     A reconciliation of income tax expense at the statutory federal income tax rate and income taxes as reflected in the consolidated financial statements is as follows (in thousands):

I. Income Taxes (Continued)

	Year Ended December 31,
	2006	2005	2004
Statutory federal rate applied to income from continuing operations before income taxes	$7,536	$2,914	$20,798
State and local taxes, net of federal tax benefit	1,329	1,484	3,037
Change in valuation allowance	210	(852)	(597)
Other items, net	748	177	(333)

	$9,823	$3,723	$22,905

Effective income tax rate on continuing operations	45.6%	44.7%	38.5%
     The Company did not record an income tax benefit related to employee stock plans for the year ended December 31, 2006. The Company recorded income tax benefits related to employee stock plans of $419,000 and $820,000 for the years ended December 31, 2005 and 2004, respectively. These benefits were recorded directly to equity.
     During the fourth quarter of 2006 the Company adopted SFAS No. 158, which requires that employers recognize on a prospective basis the funded status of their defined benefit pension and other postretirement plans on their consolidated balance sheet and recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. In connection with the adoption of SFAS 158, the Company increased its recorded non-current pension liability by $1.9 million and other comprehensive expense by $1.2 million, net of a $750,000 income tax benefit.
     During the year ended December 31, 2005, the Company recorded a reduction in its minimum pension liability as other comprehensive income which was net of a $101,000 tax expense. During the year ended December 31, 2004, the Company recorded an increase in its minimum pension liability as other comprehensive expense net of a $904,000 income tax benefit. The Company also recorded a gain on derivatives as other comprehensive income in the year ended December 31, 2004 which was net of an $84,000 tax expense.
     The Company made income tax payments (net of refunds) of approximately $712,000, $356,000 and $42,000 in 2006, 2005 and 2004, respectively. At December 31, 2006 and 2005, the Company had current income taxes payable of approximately $2.6 million and $1.8 million, respectively.
     The pretax income from discontinued operations for the years ended December 31, 2005 and 2004 was $2.1 million and $12.8 million, respectively. The income tax expense related to discontinued operations for the years ended December 31, 2005 and 2004 was $3.3 million and $5.1 million, respectively. For the year ended December 31, 2005, the Company incurred $6.2 million in legal, accounting and other costs associated with the spinoff. These costs were nondeductible for income tax purposes.

J. Retirement Plans
Implementation of accounting standard
     During the fourth quarter of 2006, the Company adopted Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”). SFAS No. 158 requires that employers recognize on a prospective basis the funded status of their defined benefit pension and other postretirement plans on their consolidated balance sheet and recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. Upon the adoption of SFAS 158, for all three of the Company’s pension plans, the company increased its recorded pension liability by $1.9 million and decreased other comprehensive income by $1.2 million, net of income taxes. The Company measures plan obligations as of the year end balance sheet date.
Gray Pension Plan
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
     As discussed in Note B. Discontinued Operations, the Company completed the spinoff of its publishing and other businesses on December 30, 2005. In accordance with the terms of the related separation and distribution agreement the Company retained the pension obligation for its former employees but is not required to provide benefits for additional service after the date of the spinoff. In accordance with Statement of Financial Accounting Standards No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” (“SFAS No. 88”) the projected benefit obligation for those former employee participants in the Company’s plan has been curtailed resulting in a reduction in the unrecognized losses and the projected benefit obligation at December 31, 2005 of approximately $1.1 million. This reduction had no effect on the Company’s statement of operations for the year ended December 31, 2005.
     The measurement dates used to determine the benefit information for the Company’s active defined benefit pension plan were December 31, 2006 and 2005, respectively. The following summarizes the plan’s funded status and amounts recognized in the Company’s consolidated balance sheets at December 31, 2006 and 2005, respectively (dollars in thousands):

J. Retirement Plans (Continued)
Gray Pension Plan (Continued)

	December 31,
	2006	2005
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$25,498	$21,816
Service cost	2,711	2,915
Interest cost	1,463	1,301
Actuarial (gains) losses	(1,016)	1,030
Curtailment resulting from spinoff of TCM	—	(1,083)
Benefits paid	(951)	(481)

Projected benefit obligation at end of year	$27,705	$25,498

Change in plan assets:
Fair value of plan assets at beginning of year	$17,879	$12,995
Actual return on plan assets	1,642	678
Company contributions	3,078	4,687
Benefits paid	(951)	(481)

Fair value of plan assets at end of year	21,648	17,879

Funded status of plan	(6,057)	(7,619)

Amounts recognized in the statement of financial position consist of:
Accrued benefit cost	$(2,232)	$(2,145)
Accumulated other comprehensive income	(3,825)	(1,620)

Net amount recognized	$(6,057)	$(3,765)

     The accumulated benefit obligation for the defined benefit pension was $23.5 million and $21.6 million at December 31, 2006 and 2005, respectively. The increases in the accumulated benefit obligation is due primarily to the current year $2.7 million in service cost representing approximately 3.8% of current year covered payroll and $1.5 million in interest cost. The long-term rate of return on assets assumption was chosen from a best estimate range based upon the anticipated long-term returns for asset categories in which the plan is invested. The long term rate of return may be viewed as the sum of 3% inflation, 1% risk-free rate of return, and 3% risk premium. The estimated rate of increase in compensation levels is based on historical compensation increases for the Company’s employees.

	Year Ended December 31,
	2006	2005
Weighted-average assumptions used to determine net periodic benefit cost:
Discount Rate	5.75%	5.75%
Expected long-term rate of return on plan assets	7.00%	7.00%
Estimated rate of increase in compensation levels	5.00%	5.00%

J. Retirement Plans (Continued)
Gray Pension Plan (Continued)

	As of December 31,
	2006	2005
Weighted-average assumptions used to determine benefit obligations:
Discount Rate	6.00%	5.75%
Estimated rate of increase in compensation levels	5.00%	5.00%
     Pension expense is computed using the projected unit credit actuarial cost method. The net periodic pension cost includes the following components (in thousands):

	Year Ended December 31,
	2006	2005	2004
Components of net periodic pension cost:
Service cost	$2,711	$2,915	$2,184
Interest cost	1,463	1,300	1,035
Expected return on plan assets	(1,346)	(943)	(806)
Recognized net actuarial loss	338	479	55

Net periodic benefit cost	$3,166	$3,751	$2,468

     Estimated future benefit payments are as follows (in thousands):

Amount
Estimated future benefit payments for subsequent ten years:
2007	$629
2008	710
2009	809
2010	979
2011	1,121
2012-2016	$8,408
     The Company’s pension plan weighted-average asset allocations by asset category are as follows:

	As of December 31,
	2006	2005
Asset category:
Insurance general account	32%	33%
Equity accounts	66%	31%
Fixed income account	2%	13%
Cash equivalents	0%	23%

Total	100%	100%

J. Retirement Plans (Continued)
Gray Pension Plan (Continued)
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
Acquired Pension Plans
     In 2002 and 1998, the Company acquired companies with two underfunded pension plans (the “acquired pension plans”). The acquired pension plans were frozen by their prior plan sponsors and no new participants can be added to the acquired pension plans. Combined, the acquired pension plans have 117 participants as compared to the Company’s active plan which has approximately 2,300 participants and is described above. As of December 31, 2006 for the acquired pension plans, the combined plan assets were $4.4 million and the combined projected benefit obligation was $5.2 million. The net liability for the two acquired pension plans is recorded as a liability in the Company’s financial statements as of December 31, 2006 and 2005. In connection with the adoption of SFAS 158 as of December 31, 2006, the Company decreased its recorded pension liability by $278,000 and other comprehensive income by $170,000, net of income taxes for its two acquired plans.
Contributions
     The Company expects to contribute approximately $3.0 million in total to the Company’s active plan and the acquired pension plans during the year ended December 31, 2007.
Capital Accumulation Plan
     The Gray Television, Inc. Capital Accumulation Plan (the “Capital Accumulation Plan”) provides additional retirement benefits for substantially all employees. The Capital Accumulation Plan is intended to meet the requirements of section 401(k) of the Internal Revenue Code of 1986.
     The Capital Accumulation Plan allows an investment option in the Company’s common stock and Class A common stock. It also allows for the Company’s percentage match to be made by a contribution

J. Retirement Plans (Continued)
Capital Accumulation Plan (Continued)
of the Company’s common stock. The Company reserved 1,300,000 shares of the Company’s common stock for issuance under the Capital Accumulation Plan. As of December 31, 2006, 213,935 shares were available for the plan.
     Employee contributions to the Capital Accumulation Plan, not to exceed 6% of the employees’ gross pay, are matched by Company contributions. The Company’s percentage match amount is declared by the Company’s Board of Directors before the beginning of each plan year and is made by a contribution of the Company’s common stock. The Company’s percentage match was 50% during each of the three years ended December 31, 2006. The Company contributions vest, based upon each employee’s number of years of service, over a period not to exceed five years.
     In addition to the Company’s matching contributions, the Company authorized a voluntary contribution for 2006, 2005 and 2004 for active participants in the Capital Accumulation Plan. This voluntary contribution was equal to 1%, 1% and 2% of each active participant’s earnings for 2006, 2005 and 2004, respectively. The 88,323 common shares in the amount of $647,000 associated with the 2006 voluntary contribution were issued in the first quarter of 2007. The Company’s matching and voluntary contributions are as follows (in thousands):

	Year Ended December 31,
	2006		2005		2004
	Shares	Amount	Shares	Amount	Shares	Amount
Contributions to the
Capital Accumulation Plan
Matching contributions	217	$1,513	141	$1,633	94	$1,301
Voluntary contributions	—	$—	76	$651	81	$1,259
     Also included in the contributions listed above are amounts related to the Company’s discontinued operations totaling $287,000 and $371,000 in the years ended December 31, 2005, and 2004, respectively.
Employee Stock Purchase Plan
     On May 14, 2003, the Company’s shareholders approved the adoption of the Gray Television, Inc. Employee Stock Purchase Plan (the “Stock Purchase Plan”). The Stock Purchase Plan is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code and to provide eligible employees of the Company with an opportunity to purchase the Company’s common stock through payroll deductions. An aggregate of 500,000 shares of the common stock were reserved for issuance under the Stock Purchase Plan and are available for purchase, subject to adjustment in the event of a stock split, stock dividend or other similar change in the common stock or the capital structure of the Company. As of December 31, 2006, 365,198 shares were available under the Stock Purchase Plan. The price per share at which shares of common stock may be purchased under the Stock Purchase Plan during any purchase period is 85% of the fair market value of the common stock on the last day of the purchase period. The Company’s Board of Directors has the discretion to establish a different purchase price for a purchase period provided that such purchase price will not be less than 85% of the fair market value of the common stock on the transaction date.

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
     Future minimum payments under operating leases with initial or remaining noncancelable lease terms in excess of one year, obligations for syndicated television programs as described above and commitments for DTV equipment that had been ordered but not yet been received are as follows (in thousands):

			Syndicated
	DTV	Operating	Television
Year	Equipment	Lease	Programming	Total
2007	$637	$1,176	$3,071	$4,884
2008	—	902	9,951	10,853
2009	—	648	8,732	9,380
2010	—	477	6,954	7,431
2011	—	242	2,746	2,988
Thereafter	—	1,781	376	2,157

	$637	$5,226	$31,830	$37,693

     The DTV equipment, operating lease and syndicated television programming amounts in the table above are estimates of commitments that are in addition to the liabilities accrued for on the Company’s balance sheet as of December 31, 2006.
Leases
     The Company has no material capital leases. Where leases include rent holidays, rent escalations, rent concessions and leasehold improvement incentives, the value of these incentives are amortized over the lease term including anticipated renewal periods. Leasehold improvements are depreciated over the associated lease term including anticipated renewal periods. Rent expense resulting from operating leases for the years ended December 31, 2006, 2005 and 2004 were $1.5 million, $1.3 million and $1.2 million, respectively.
Related Party Contract
     On April 1, 2000, the Company entered into a rights sharing agreement with Host Communications, Inc. (“Host”) a wholly owned subsidiary of TCM, and a related party, for the marketing, selling and broadcasting of University of Kentucky (“UK”) sporting events and related programming, production and other associated activities. This agreement terminated April 15, 2005. As of December 31, 2005, Host owed $1.6 million to the Company under this contract, which was reported as a related party receivable. This balance was collected in full during the first quarter of 2006.
     On October 12, 2004, UK jointly awarded a new sports marketing agreement to the Company and Host. The new agreement with UK commenced on April 16, 2005 and has an initial term of seven years with the option to extend for three additional years. The aggregate license fees to be paid to UK over the ten year term for the agreement will be approximately $80.5 million. At December 31, 2005, Host owed $1.7 million to the Company under this contract, which was reported as a related party investment. Under

K. Commitments and Contingencies (Continued)
Related Party Contract (Continued)
the new agreement, the Company has paid $3.6 million to UK and recognized losses of $81,000 and $137,000 during the years ended December 31, 2006 and 2005, respectively.
     On July 1, 2006, the agreement between the Company and Host was amended. The amended agreement provides that the Company will share in profits in excess of certain amounts specified by the agreement, if any, but not losses, of Host’s UK activities. The agreement also provides that the Company would separately retain all local broadcast advertising revenue and pay all local broadcast expenses for activities under the agreement. Under the amended agreement, Host agreed to make all license fee payments to UK. However, if Host is unable to pay the license fee to UK, the Company will then pay the unpaid portion of the license fee to UK. Host will then reimburse the Company for the amount paid by the Company within 60 days subsequent to the close of each contract year which ends on June 30th. Host also agrees to pay interest on this advance at a rate equal to the prime rate. As of December 31, 2006, Host owed $1.7 million to the Company under this contract, which was reported as a related party receivable. This balance was collected during the first quarter of 2007.
Legal proceedings and claims
     The Company is subject to legal proceedings and claims that arise in the normal course of its business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions, will not materially affect the Company’s financial position.

L. Goodwill and Intangible Assets
     A summary of changes in the Company’s goodwill and other intangible assets for the years ended December 31, 2006 and 2005 is as follows (in thousands):

	Net Balance at	Acquisitions			Net Balance at
	December 31,	And			December 31,
	2005	Adjustments	Impairments	Amortization	2006
Goodwill	$222,394	$47,142	$—	$—	$269,536
Broadcast licenses	1,023,428	35,638	—	—	1,059,066
Definite lived intangible assets	3,658	2,305	—	(2,453)	3,510

Total intangible assets net of accumulated amortization	$1,249,480	$85,085	$—	$(2,453)	$1,332,112

	Net Balance at	Acquisitions			Net Balance at
	December 31,	And			December 31,
	2004	Adjustments	Impairments	Amortization	2005
Goodwill	$137,079	$85,315	$—	$—	$222,394
Broadcast licenses	921,910	101,518	—	—	1,023,428
Definite lived intangible assets	2,832	1,859	—	(1,033)	3,658

Total intangible assets net of accumulated amortization	$1,061,821	$188,692	$—	$(1,033)	$1,249,480

As of December 31, 2006 and 2005, the Company’s intangible assets and related accumulated amortization consisted of the following (in thousands):

L. Goodwill and Intangible Assets (Continued)

	As of December 31, 2006			As of December 31, 2005
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Intangible assets not subject to amortization:
Broadcast licenses	$1,112,765	$(53,699)	$1,059,066	$1,077,127	$(53,699)	$1,023,428
Goodwill	269,536	—	269,536	222,394	—	222,394

	$1,382,301	$(53,699)	$1,328,602	$1,299,521	$(53,699)	$1,245,822

Intangible assets subject to amortization:
Network affiliation agreements	$1,264	$(666)	$598	1,039	$(447)	$592
Other definite lived intangible assets	13,484	(10,572)	2,912	11,413	(8,347)	3,066

	$14,748	$(11,238)	$3,510	$12,452	$(8,794)	$3,658

Total intangibles	$1,397,049	$(64,937)	$1,332,112	$1,311,973	$(62,493)	$1,249,480

     During 2006, the Company recorded additional goodwill, broadcast licenses and definite lived intangible assets related principally to the acquisition of WNDU-TV. During 2005, the Company recorded additional goodwill, broadcast licenses and definite lived intangible assets related principally to the acquisition of WSAZ-TV. The Company recorded amortization expense for the years ended December 31, 2006, 2005 and 2004 of $2.5 million, $1.0 million and $920,000, respectively. Based on the current amount of intangible assets subject to amortization, the amortization expense for the succeeding five years is as follows: 2007: $808,000; 2008: $775,000; 2009: $560,000; 2010: $461,000 and 2011: $108,000. As acquisitions and dispositions occur in the future, actual amounts may vary from these estimates.

M. Selected Quarterly Financial Data (Unaudited)

	Fiscal Quarters
	First	Second	Third	Fourth
	(In thousands, except for per share data)
Year Ended December 31, 2006:
Operating revenues	$68,234	$81,391	$80,592	$101,920
Operating income	11,016	23,726	19,956	33,293
Net income (loss)	(2,554)	4,320	1,359	8,586
Net income (loss) available to common stockholders	(3,369)	3,505	519	7,809

Basic net income (loss) available to common stockholders per share	$(0.07)	$0.07	$0.01	$0.16

Diluted net income (loss) available to common stockholders per share	$(0.07)	$0.07	$0.01	$0.16

Year Ended December 31, 2005:
Operating revenues	$58,309	$67,988	$62,281	$72,975
Operating income	11,217	19,649	12,490	17,505
Income from continuing operations	249	2,253	972	1,130
Income (loss) from discontinued operations, net of tax	1,826	1,140	771	(4,979)
Net income (loss) available to common stockholders	1,260	2,579	928	(7,053)

Basic per share information:
Income (loss) from continuing operations	$(0.01)	$0.03	$0.00	$(0.05)
Income (loss) from discontinued operations	0.04	0.02	0.02	(0.10)

Net income (loss) available to common stockholders	$0.03	$0.05	$0.02	$(0.15)

Diluted per share information:
Income (loss) from continuing operations	$(0.01)	$0.03	$0.00	$(0.05)
Income (loss) from discontinued operations	0.04	0.02	0.02	(0.10)

Net income (loss) available to common stockholders	$0.03	$0.05	$0.02	$(0.15)

     Because of the method used in calculating per share data, the quarterly per share data will not necessarily add to the per share data as computed for the year.
     During the fourth quarter of the year ended December 31, 2005, the Company recorded $3.6 million of transaction costs related to the completion of the spinoff of the Gray Publishing and GrayLink Wireless businesses to TCM and recorded a $3.2 million impairment charge of the FCC license for its wireless business. These amounts are included in the results of the discontinued operations. See Note B. Discontinued Operations for further discussion of the TCM spinoff and impairment charge. Also during the fourth quarter of the year ended December 31, 2005, the Company modified the conversion price of the Company’s Series C Preferred Stock. The modification of the conversion price resulted in a non-cash deemed dividend to the preferred stockholders of approximately $2.4 million. See Note G. Redeemable Preferred Stock for further discussion.

Note N. Subsequent Event
     During the first quarter of 2007, Gray commenced a refinancing of its existing indebtedness to (i) refinance its then outstanding senior credit facility, (ii) redeem all of its outstanding 9 1/4% Notes and (iii) redeem all of its outstanding Series C Preferred Stock. This refinancing of the senior credit facility is currently expected to be consummated on or before March 31, 2007. The principal terms of the new senior credit facility are summarized below.
     The new senior credit facility has a total credit commitment of $1.025 billion and consists of a $100 million revolving facility and a $925 million institutional term loan facility. The revolving facility matures on the seventh anniversary of the closing and the term loan facility matures on December 31, 2014. In addition, the term loan facility will require quarterly installments of principal repayments equal to 0.25% of the total commitment beginning March 31, 2008. No permanent reductions to the revolving credit facility commitment will be required prior to the final maturity date of that facility.
     Under the new senior credit facility, the Company, at its option, can choose to pay interest at a rate equal to the LIBOR rate plus a margin or at the lenders’ base rate, generally equal to the lenders’prime rate, plus a margin. The applicable margin for the revolving credit facility varies based on the Company’s leverage ratio as defined in the loan agreement. Presented below are the ranges of applicable margins available to the Company based on the Company’s performance in comparison with the terms as defined in the new senior credit facility:

	Applicable Margin for	Applicable Margin for
	Base Rate Advances	LIBOR Advances
Revolving Credit Facility	0.00% — 0.25%	0.625% — 1.50%

Term Loan Facility	0.25%	1.50%
     As of the consummation of the new senior credit facility, the initial applicable margins for base rate advances and LIBOR advances under the revolving portion of the facility are 0.25% and 1.50%, respectively.
     The Company shall pay a commitment fee on the average daily unused portion of the revolving credit facility at an initial annual rate of 0.50% and may range from 0.20% to 0.50% on an annual basis during the term of the new senior credit facility.
     The new senior credit facility collateral consists of substantially all of the assets, excluding real estate, of the Company and its subsidiaries. In addition, the Company’s subsidiaries are joint and several guarantors of the obligations and the Company’s ownership interests in its subsidiaries are pledged to collateralize the obligations. The new senior credit facility contains affirmative and restrictive covenants that the Company must comply with, including (a) limitations on additional indebtedness, (b) limitations on liens, (c) limitations on the sale of assets, (d) limitations on guarantees, (e) limitations on investments and acquisitions, (f) limitations on the payment of dividends, (g) limitations on mergers (h) maintenance of a specified leverage ratio not to exceed certain maximum limits, as well as other customary covenants for credit facilities of this type.
     Upon the execution of the new senior credit facility, the Company will use the initial draw under the new senior credit facility to fund the payoff of all outstanding amounts under its existing senior credit facility.

Note N. Subsequent Event (Continued)
     The new senior credit facility allows the Company up to two additional draw requests under the term loan facility (subject to satisfaction of customary borrowing conditions) to (1) draw up to $275 million to redeem all of the Company’s existing and currently outstanding 9 1/4% Notes and (2) draw up to $40 million to redeem all of the Company’s Series C Preferred Stock plus in each instance pay applicable accrued interest and/or dividends on its existing and currently outstanding securities as of the draw date and related fees and expenses related to the refinancing and/or redemption transactions. If the respective redemption transactions have not been completed at specified dates during the second quarter of 2007, the corresponding commitments under the new senior credit facility will permanently reduce.
     As of the date of filing this annual report, the Company currently intends to redeem all of the Company’s existing and currently outstanding 9 1/4% Notes. The estimated funds needed to retire the 9 1/4% Notes include the principal amount of $253.8 million and call premiums of $11.7 million plus accrued interest through, but not including, the date of redemption.
     As of the date of filing this annual report, the Company currently intends to redeem all of the Company’s Series C Preferred Stock. As of the date of filing this annual report, the Company’s outstanding Series C Preferred Stock had a liquidation value of 37.9 million.
     During the first quarter of 2007, the Company anticipates recording a loss on early extinguishment of debt relating to the refinancing of the Company’s senior credit facility. Dependent on the Company’s final assessment of the effect of EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” on the refinancing of the senior debt, the recorded loss on early extinguishment of debt during the first quarter of 2007 is currently estimated to range from $0.5 million to $7.0 million.
     In addition, assuming the redemption of the Company’s existing and currently outstanding 9 1/4% Notes is completed as planned, the Company anticipates recording an additional loss on early extinguishment of debt during the second quarter of 2007 of approximately $16.5 million.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
     None
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
     The Company, under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of December 31, 2006. Based on that evaluation, the CEO and the CFO have concluded that as of December 31, 2006, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.
Changes in Internal Control Over Financial Reporting
     No change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2006 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting and Attestation Report of our Independent Registered Public Accounting Firm
     The Company’s Management’s Report on Internal Control over Financial Reporting and Attestation Report of our Independent Registered Public Accounting Firm thereon are set forth in Item 8. of this Annual Report on Form 10-K.
Item 9B. Other Information.
     None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
     The information set forth under the headings “Election of Directors,” “Board Committees And Membership – Audit Committee,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance – Code of Ethics” in the Company’s definitive Proxy Statement for the 2007 Annual Meeting of Shareholders (to be filed within 120 days after December 31, 2006) is incorporated herein by reference. In addition, the information set forth under “Executive Officers of the Registrant” in Part I of this Report is incorporated herein by reference.
     There have been no changes to the procedures by which stockholders may recommend nominees to our Board of Directors since the Company’s last disclosure of such procedures, which appeared in the Company’s definitive Proxy Statement for the Company’s 2006 Annual Meeting of Shareholders.

Item 11. Executive Compensation.
     The information set forth under the headings “Executive and Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in the Company’s definitive Proxy Statement for the 2007 Annual Meeting of Shareholders is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     The information set forth under the heading “Share Ownership” in the Company’s definitive Proxy Statement for the 2007 Annual Meeting of Shareholders is incorporated herein by reference.
Equity Compensation Plan Information
     The following table gives information about the common stock and Class A common stock that may be issued upon the exercise of options, warrants and rights under all existing equity compensation plans as of December 31, 2006.
Equity Compensation Plan Information

			Number of securities remaining
	Number of securities to	Weighted-average	available for future issuance
	be issued upon exercise	exercise price of	under equity compensation
	of outstanding options,	outstanding options	plans (excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in 1st column)
Common Stock:
Equity compensation plans approved by security holders (1)	1,796,908	$9.82	3,969,584

Equity compensation plans not approved by security holders	—	$—	—

Total	1,796,908		3,969,584

Class A Common Stock:
Equity compensation plans approved by security holders (1)	20,687	$15.39	—

Equity compensation plans not approved by security holders	—	$—	—

Total	20,687		—

(1)	Includes securities available for future issuance under the 2002 Long-Term Incentive Plan.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
     The information set forth under the headings “Transactions with Related Persons, Promoters and Certain Control Persons” and “Director Independence” in the Company’s definitive Proxy Statement for the 2007 Annual Meeting of Shareholders is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services.
     The information set forth under the heading “Independent Registered Public Accounting Firm – Fees” in the Company’s definitive Proxy Statement for the 2007 Annual Meeting of Shareholders concerning principal accountant fees and services is incorporated herein by reference.
PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a)	List of Financial Statements and Financial Statement Schedules.

(1)	Financial Statements.

See Part II, Item 8 for the index of financial statements.

(2)	Financial statement schedules.
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
     (b) Exhibits.
3.1	Restated Articles of Incorporation of Gray Television, Inc. (incorporated from ex. 3.1 of 10-K for 1996)

3.2	Amendment to the Restated Articles of Gray Television Inc., dated September 16, 2002 (incorporated by reference to Exhibit 3.4 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-13796)

3.3	Articles of Amendment to the Restated Articles of Incorporation of Gray Television, Inc. dated June 1, 2004 (incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, File No. 0-13796)

3.4	Bylaws of Gray Television, Inc., as amended (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996, File No. 0-13796)

3.5	Amendment to Bylaws of Gray Television, Inc. dated January 6, 1999 (incorporated by reference to Exhibit 3.3 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, File No. 0-13796)

3.6	Amendment to Bylaws of Gray Television, Inc. dated April 6, 2006 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed April 12, 2006, File No. 0-13796)

4.1	See Exhibits 3.1 and 3.3 for provisions of the Articles of Incorporation and Bylaws defining rights of holders of the common stock

4.2	Indenture, for the Company’s 9 1/4% Senior Subordinated Notes due 2011, dated as of September 15, 2001 (incorporated by reference to Exhibit 4.13 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, File No. 0-13796)

4.3	Supplemental Indenture, for the Company’s 9 1/4% Senior Subordinated Notes due 2011, dated as of September 10, 2002 (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K, filed on September 9, 2002, File No. 0-13796)

4.4	Registration Rights Agreement, dated as of December 21, 2001, by and among Gray Television, Inc., First Union Securities, Inc., Banc of America Securities, LLC, and Allen & Company, Incorporated (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-4, Registration No. 333-86068)

4.5	Registration Rights Agreement, dated as of April 22, 2002, by and among Gray Television, Inc. and Certain Investors (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-3, Registration No. 333-88694)

10.1	Sixth Amended and Restated Loan Agreement, dated November 22, 2005, by and among Gray Television, Inc., as Borrower, Wachovia Bank, National Association, as Administrative Agent, Wachovia Capital Markets, LLC, as Sole Lead Arranger and Sole Bookrunner, Bank of America, N.A., as Syndication Agent, and Deutsche Bank Trust Company Americas, Allied Irish Banks PLC, Key Bank National Association, and Goldman Sachs Credit Partners L.P., each as a Documentation Agent (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K, filed on November 29, 2005, File No. 1-13796)

10.2	Preferred Stock Purchase Agreement, dated as of April 22, 2002, by and among Gray Television, Inc. and Certain Investors (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-3, Registration No. 333-88694)

10.3	Exchange Agreement, dated as of April 22, 2002, by and among Gray Television, Inc. and certain holders of the Company’s preferred stock (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-3, Registration No. 333-88694)

10.4	Form of Preferred Stock Exchange and Purchase Agreement, between the Company and Bull Run Corporation (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1, Registration No. 333-04338)

10.5	Supplemental Pension Plan (incorporated by reference to Exhibit 10(a) of the Company’s Registration Statement on Form 10, File No. 0-13796)*

10.6	2002 Long-Term Incentive Plan (incorporated by reference to the Company’s definitive Proxy Statement on Schedule 14A, filed on August 15, 2002)*

10.7	Capital Accumulation Plan (incorporated by reference to Exhibit 10(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994, File No. 0-13796)*

10.8	Directors’ Restricted Stock Plan (incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, File No. 1-13796)*

14.1	Code of Ethics as approved by the Company’s board of directors on March 3, 2004. (incorporated by reference to Exhibit 14.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed on March 12, 2004, File No. 1-13796)

16.1	Letter re: Change in Certifying Accountant (incorporated by reference to the Company’s Current Report on Form 8-K, filed on May 26, 2006, File No. 1-13796 )

21.1	Subsidiaries of the Registrant

23.1	Consent of McGladrey & Pullen, LLP

23.2	Consent of PricewaterhouseCoopers LLP

24.1	Power of Attorney (contained in the signature page of this Report)

31.1	Rule 13 a – 14 (a) Certificate of Chief Executive Officer

31.2	Rule 13 a – 14 (a) Certificate of Chief Financial Officer

32.1	Section 1350 Certificate of Chief Executive Officer

32.2	Section 1350 Certificate of Chief Financial Officer

*	Compensation Plan or Arrangement
(c)	Financial Statement Schedules – The response to this section is submitted as a part of (a), (1) and (2).

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gray Television, Inc.

Date: March 15, 2007	By:	/s/ J. Mack Robinson

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

Date: March 15, 2007	By:	/s/ William E. Mayher, III

William E. Mayher, III,
Chairman of the Board

Date: March 15, 2007	By:	/s/ J. Mack Robinson

J. Mack Robinson, Director, Chairman and
Chief Executive Officer

Date: March 15, 2007	By:	/s/ Richard L. Boger

Richard L. Boger, Director

Date: March 15, 2007	By:	/s/ RAY M. DEAVER.

Ray M. Deaver, Director

Date: March 15, 2007	By:	/s/ T. L. ELDER

T. L. Elder, Director

Date: March 15, 2007	By:	/s/ Hilton H. Howell, Jr.

Hilton H. Howell, Jr., Director

Date: March 15, 2007	By:	/s/ Zell B. Miller

Zell B. Miller, Director

Date: March 15, 2007	By:	/s/ Howell W. Newton

Howell W. Newton, Director

Date: March 15, 2007	By:	/s/ Hugh Norton

Hugh Norton, Director

Date: March 15, 2007	By:	/s/ Robert S. Prather, Jr.

Robert S. Prather, Jr., Director

Date: March 15, 2007	By:	/s/ Harriett J. Robinson

Harriett J. Robinson, Director

Date: March 15, 2007	By:	/s/ James C. Ryan

James C. Ryan,
Sr. Vice President & Chief Financial Officer

Date: March 15, 2007	By:	/s/ Jackson S. Cowart, IV

Jackson S. Cowart, IV,
Chief Accounting Officer

GRAY TELEVISION, INC.
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
(amounts in thousands)

Col. A	Col. B	Col. C		Col. D	Col. E
		Additions
			Charged to
	Balance at	Charged to	Other		Balance at
	Beginning	Costs and	Accounts	Deductions	End of
Description	of Period	Expenses	(2)	(1)	Period
Year Ended December 31, 2006:
Allowance for doubtful accounts	$564	$764	$134	$(429)	$1,033
Valuation allowance for deferred tax asset	$4,574	$210	$—	$—	$4,784

Year Ended December 31, 2005:
Allowance for doubtful accounts	$733	$387	$71	$(627)	$564
Valuation allowance for deferred tax asset	$3,722	$852	$—	$—	$4,574

Year Ended December 31, 2004:
Allowance for doubtful accounts	$998	$308	$—	$(573)	$733
Valuation allowance for deferred tax asset	$3,125	$597	$—	$—	$3,722

(1)	Deductions are write-offs of amounts not considered collectible.

(2)	Represents amounts recorded in connection with acquisitions.

EXHIBIT INDEX

Exhibit
Number	Description

21.1	Subsidiaries of the Registrant

23.1	Consent of McGladrey & Pullen, LLP

23.2	Consent of PricewaterhouseCoopers LLP

31.1	Rule 13 a – 14 (a) Certificate of the Chief Executive Officer

31.2	Rule 13 a – 14 (a) Certificate of the Chief Financial Officer

32.1	Section 1350 Certificate of the Chief Executive Officer

32.2	Section 1350 Certificate of the Chief Financial Officer