Form 10-Q
period 2007-03-31
GRAY TELEVISION INC
filed 2007-05-07
CIK 43196

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2007 or

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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐       Accelerated filer ☑      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock (No Par Value)	Class A Common Stock (No Par Value)

42,142,968 shares outstanding as of April 25, 2007	5,753,020 shares outstanding as of April 25, 2007

INDEX
GRAY TELEVISION, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands)

	March 31,	December 31,
	2007	2006
Assets:
Current assets:
Cash and cash equivalents	$1,309	$4,741
Trade accounts receivable, less allowance for doubtful accounts of $1,135 and $1,033, respectively	54,264	60,346
Current portion of program broadcast rights, net	7,183	10,459
Related party receivable	—	1,710
Deferred tax asset	600	600
Other current assets	4,081	2,302

Total current assets	67,437	80,158

Property and equipment:
Land	22,306	20,741
Buildings and improvements	44,740	44,601
Equipment	272,185	264,738

	339,231	330,080
Accumulated depreciation	(152,411)	(142,960)

	186,820	187,120

Deferred loan costs, net	7,702	11,584
Broadcast licenses	1,059,066	1,059,066
Goodwill	269,118	269,536
Other intangible assets, net	3,285	3,510
Investment in broadcasting company	13,599	13,599
Other	3,363	3,714

Total assets	$1,610,390	$1,628,287

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands)

	March 31,	December 31,
	2007	2006
Liabilities and stockholders’ equity:
Current liabilities:
Trade accounts payable	$4,463	$7,848
Employee compensation and benefits	8,991	11,408
Accrued interest	8,103	10,832
Other accrued expenses	5,469	6,569
Dividends payable	—	2,207
Federal and state income taxes	2,808	2,616
Current portion of program broadcast obligations	8,454	12,975
Acquisition related liabilities	1,230	1,060
Deferred revenue	3,782	3,786
Current portion of long-term debt	—	4,500

Total current liabilities	43,300	63,801

Long-term debt, less current portion	872,686	847,154
Program broadcast obligations, less current portion	2,231	2,713
Deferred income taxes	276,333	282,540
Long-term deferred revenue	4,258	4,215
Accrued pension costs	7,477	6,951
Other	3,489	3,708

Total liabilities	1,209,774	1,211,082

Commitments and contingencies (Note G)

Redeemable serial preferred stock, no par value; cumulative; convertible; designated 5 shares, issued and outstanding 4 shares, ($37,890 aggregate liquidation value)	37,472	37,451

Stockholders’ equity:
Common stock, no par value; authorized 100,000 shares, issued 45,891 shares and 45,691 shares, respectively	445,336	443,698
Class A common stock, no par value; authorized 15,000 shares, issued 7,332 shares	15,321	15,321
Accumulated deficit	(32,753)	(20,026)
Accumulated other comprehensive loss, net of income tax	(2,432)	(2,429)

	425,472	436,564
Treasury stock at cost, common stock, 3,772 shares and 3,124 shares, respectively	(39,930)	(34,412)
Treasury stock at cost, Class A common stock, 1,579 shares	(22,398)	(22,398)

Total stockholders’ equity	363,144	379,754

Total liabilities and stockholders’ equity	$1,610,390	$1,628,287

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands except for per share data)

	Three Months Ended
	March 31,
	2007	2006
Revenues (less agency commissions)	$69,681	$68,234
Operating expenses:
Operating expenses before depreciation, amortization and (gain) loss on disposal of assets, net:	48,818	45,064
Corporate and administrative	4,061	3,743
Depreciation	9,551	7,737
Amortization of intangible assets	225	592
(Gain) loss on disposal of assets, net	(3)	82

	62,652	57,218

Operating income	7,029	11,016
Other income (expense):
Miscellaneous income, net	359	346
Interest expense	(17,272)	(15,466)
Loss on early extinguishment of debt	(6,492)	(110)

Loss before income taxes	(16,376)	(4,214)
Income tax benefit	(5,862)	(1,660)

Net loss	(10,514)	(2,554)
Preferred dividends (includes accretion of issuance cost of $21 and $22, respectively)	778	815

Net loss available to common stockholders	$(11,292)	$(3,369)

Basic and diluted per share information:
Net loss available to common stockholders	$(0.24)	$(0.07)

Weighted average shares outstanding	47,734	48,741

Dividends declared per share	$0.03	$0.03

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (Unaudited)
(in thousands except for number of shares)

										Accumulated
	Class A					Class A		Common		Other
	Common Stock		Common Stock		Accumulated	Treasury Stock		Treasury Stock		Comprehensive
	Shares	Amount	Shares	Amount	Deficit	Shares	Amount	Shares	Amount	Loss	Total
Balance at December 31, 2006	7,331,574	$15,321	45,690,633	$443,698	$(20,026)	(1,578,554)	$(22,398)	(3,123,750)	$(34,412)	$(2,429)	$379,754

Net loss	—	—	—	—	(10,514)	—	—	—	—	—	(10,514)

Loss on derivatives, net of income tax	—	—	—	—	—	—	—	—	—	(3)	(3)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	(10,517)

Common stock cash dividends ($0.03) per share	—	—	—	—	(1,435)	—	—	—	—	—	(1,435)

Preferred stock dividends	—	—	—	—	(778)	—	—	—	—	—	(778)

Issuance of common stock:
401(k) plan	—	—	141,954	1,090	—	—	—	—	—	—	1,090
Non-qualified stock plan	—	—	3,659	28	—	—	—	—	—	—	28
Directors’ restricted stock plan	—	—	55,000	—	—	—	—	—	—	—	—

Repurchase of common stock	—	—	—	—	—	—	—	(647,800)	(5,518)	—	(5,518)

Stock based compensation	—	—	—	520	—	—	—	—	—	—	520

Balance at March 31, 2007	7,331,574	$15,321	45,891,246	$445,336	$(32,753)	(1,578,554)	$(22,398)	(3,771,550)	$(39,930)	$(2,432)	$363,144

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2007	2006
Operating activities
Net loss	$(10,514)	$(2,554)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation	9,551	7,737
Amortization of intangible assets	225	592
Amortization of deferred loan costs	569	595
Amortization of bond discount	33	33
Amortization of restricted stock awards	462	122
Amortization of stock option awards	58	76
Write off loan acquisition costs from early extinguishment of debt	6,492	—
Amortization of program broadcast rights	3,793	3,304
Payments on program broadcast obligations	(5,114)	(3,286)
Supplemental employee benefits	(10)	(9)
Common stock contributed to 401(K) Plan	1,090	433
Deferred income taxes	(6,206)	(1,492)
(Gain) loss on disposal of assets, net	(3)	82
Pension expense net of contributions	535	—
Other	27	348
Changes in operating assets and liabilities, net of business acquisitions:
Receivables and other current assets	6,694	7,721
Accounts payable and other current liabilities	(6,534)	(4,713)
Accrued interest	(2,729)	9,904

Net cash provided by (used in) operating activities	(1,581)	18,893

Investing activities
Acquisition of television businesses and licenses, net of cash acquired	(92)	(84,880)
Purchases of property and equipment	(9,568)	(7,502)
Proceeds from assets sales	112	11
Payments on acquisition related liabilities	(196)	(1,220)
Other	(37)	(72)

Net cash used in investing activities	(9,781)	(93,663)

Financing activities
Proceeds from borrowings on long term debt	21,000	100,000
Repayments of borrowings on long-term debt	—	(25,283)
Deferred loan costs	(3,181)	—
Dividends paid, net of accreted preferred dividend	(4,399)	(2,258)
Proceeds from issuance of common stock	28	—
Purchase of common stock	(5,518)	—

Net cash provided by financing activities	7,930	72,459

Net decrease in cash and cash equivalents	(3,432)	(2,311)
Cash and cash equivalents at beginning of period	4,741	9,315

Cash and cash equivalents at end of period	$1,309	$7,004

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE A — BASIS OF PRESENTATION
     The accompanying condensed balance sheet as of December 31, 2006, which was derived from audited financial statements, and the unaudited condensed consolidated financial statements as of and for the period ended March 31, 2007 and 2006 of Gray Television, Inc. (“Gray”, “we”, “us”, “our” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. The Company’s operations consist of one reportable segment. Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in Gray’s Annual Report on Form 10-K for the year ended December 31, 2006.
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
     On January 1, 2007, the Company adopted the Financial Accounting Standards Board’s (“FASB”) Interpretation Number 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarified the accounting for uncertainty in an enterprise’s financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires management to evaluate its open tax positions that exist on the date of initial adoption in each jurisdiction.
     When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties associated with unrecognized tax benefits are classified as income tax expense in the statement of operations.
Earnings Per Share
     Gray computes earnings per share in accordance with FASB Statement No. 128, “Earnings Per Share”. For the three months ended March 31, 2007 and 2006, the Company generated net losses, therefore all common stock equivalents were excluded in the computation of diluted earnings per share because they were antidilutive. The number of antidilutive common stock equivalents excluded from diluted earnings per share for the respective periods are as follows (in thousands):

NOTE A — BASIS OF PRESENTATION (Continued)

	Three Months Ended
	March 31,
	2007	2006
Antidilutive common stock equivalents excluded from diluted earnings per share	4,789	5,449
Recent Accounting Pronouncements
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
NOTE B — BUSINESS ACQUISITION
     On March 3, 2006, the Company acquired all of the capital stock of Michiana Telecasting Corporation, operator of WNDU-TV, from The University of Notre Dame.
     Unaudited pro forma operating data for the three months ended March 31, 2006 is presented as though WNDU-TV had been acquired at the beginning of the respective period. The unaudited pro forma operating data does not purport to represent what the Company’s actual results of operations would have been had the Company acquired WNDU-TV on January 1, 2006 and should not serve as a forecast of the Company’s operating results for any future periods. The pro forma adjustments are based solely upon certain assumptions that management believes are reasonable under the circumstances at this time. The unaudited pro forma operating data is presented as follows (in thousands, except per common share data):

Pro Forma for the
Three Months Ended
March 31, 2006
(Unaudited)
Operating revenues	$70,819
Operating income	$10,796
Net loss	$(2,964)
Preferred dividends	$815
Net loss available to common stockholders	$(3,779)

Basic and diluted per share information:
Net loss available to common stockholders	$(0.08)
Weighted average shares outstanding	48,741
     In addition to the operating results of WNDU-TV, the pro forma results presented above include adjustments to reflect (i) additional interest expense associated with the debt incurred by the Company to finance the acquisition, (ii) depreciation and amortization of assets acquired and (iii) the income tax effect of such pro forma adjustments.

NOTE C — LONG-TERM DEBT
     On March 19, 2007, Gray completed the refinancing of its senior credit facility. The new senior credit facility has a total credit commitment of $1.025 billion and consists of a $100 million revolving facility and a $925 million institutional term loan facility. The revolving facility matures on March 19, 2014 and the term loan facility matures on December 31, 2014. In addition, the term loan facility will require quarterly installments of principal repayments equal to 0.25% of the total commitment beginning March 31, 2008. No permanent reductions to the revolving credit facility commitment will be required prior to the final maturity date of that facility.
     The Company drew $8 million on the revolving credit facility and drew $610 million on the term loan facility to fund the payoff of all outstanding amounts under its former senior credit facility, to pay fees and expenses relating to the refinancing and for other general corporate purposes. In connection with this refinancing, Gray incurred fees of approximately $3.2 million and recorded a loss on early extinguishment of debt of $6.5 million.
     Under the new senior credit facility, the Company, at its option, can choose to pay interest at a rate equal to the LIBOR rate plus a margin or at the lenders’ base rate, generally equal to the lenders’ prime rate, plus a margin. The applicable margin for the revolving credit facility varies based on the Company’s leverage ratio as defined in the loan agreement. Presented below are the ranges of applicable margins available to the Company based on the Company’s performance in comparison with the terms as defined in the new senior credit facility:

	Applicable Margin for	Applicable Margin for
	Base Rate Advances	LIBOR Advances
Revolving Credit Facility	0.00% - 0.25%	0.625% - 1.50%

Term Loan Facility	0.25%	1.50%
     Also under the new senior credit facility, the Company shall pay a commitment fee on the average daily unused portion of the revolving credit facility ranging from 0.20% to 0.50% on an annual basis. The Company will also pay a commitment fee on the average daily unused portion of the term loan facility of 0.50% on an annual basis.
     As of March 31, 2007, the applicable margins for base rate advances and LIBOR advances under the revolving portion of the facility were 0.25% and 1.50%, respectively, and the commitment fee was 0.50%. The amount outstanding under the senior credit facility as of March 31, 2007 was $619.5 million and is allocated as follows: revolving loan of $9.5 million and term loan facility of $610.0 million. Available credit under the revolving credit facility as of March 31, 2007 was $90.5 million.
     The collateral for the new senior credit facility consists of substantially all of the assets, excluding real estate, of the Company and its subsidiaries. In addition, the Company’s subsidiaries are joint and several guarantors of the obligations and the Company’s ownership interests in its subsidiaries are pledged to collateralize the obligations. The new senior credit facility contains affirmative and restrictive covenants that the Company must comply with, including (a) limitations on additional indebtedness, (b) limitations on liens, (c) limitations on the sale of assets, (d) limitations on guarantees, (e) limitations on investments and acquisitions, (f) limitations on amendments to by-laws and articles of incorporation, (g) limitations on amendments to certain operating agreements and licenses, (h) limitations on the payment of certain interest and dividends, (i) limitations on the redemption of certain debt and equity securities (j) limitations on mergers, (k) maintenance of a specified leverage ratio not to exceed certain maximum limits, as well as other customary covenants for credit facilities of this type.
     On April 18, 2007, Gray drew an additional $275 million on the term loan facility of its senior credit agreement to redeem all of the Company’s then outstanding 9.25% Senior Subordinated Notes due 2011 (the “9.25% Notes”), pay applicable redemption premiums, pay accrued interest and pay fees and expenses related to the redemption. As a result of the redemption of the 9.25% Notes, Gray will record a loss on early extinguishment of debt of approximately $16.4 million during the second quarter of 2007. Gray plans to draw, subject to customary borrowing conditions, an additional $40 million on May 22, 2007 to complete the redemption of all of the Company’s

NOTE C — LONG-TERM DEBT (Continued)
outstanding Series C Preferred Stock plus pay applicable accrued dividends and fees and expenses related to the redemption. Upon completion of the redemption of the Series C Preferred Stock, Gray anticipates the total outstanding balance of the term loan facility will equal $925 million. See Note H — Subsequent Events for further information.
NOTE D — RETIREMENT PLANS
     The following table provides the components of net periodic benefit cost for Gray’s active pension plans for the three months ended March 31, 2007 and 2006, respectively (in thousands):

	Three Months Ended
	March 31,
	2007	2006
Service cost	$811	$669
Interest cost	423	367
Expected return on plan assets	(373)	(322)
Loss amortization	90	93

Net periodic benefit cost	$951	$807

     During the three months ended March 31, 2007, Gray contributed $397,000 to its pension plans. During the remainder of 2007, Gray expects to contribute an additional $2.6 million to its pension plans.
NOTE E — LONG-TERM INCENTIVE PLAN
     The Company recognizes compensation expense for share-based payment awards made to the Company’s employees and directors including stock options and restricted shares, under the Company’s 2002 Long-Term Incentive Plan and the Directors’ Restricted Stock Plan.
     During the three months ended March 31, 2007, the Company granted options to its employees to acquire 50,000 shares of the Company’s common stock. The common stock purchase price per the option agreements was equal to the common stock’s closing market price on the date of the grant. The fair value for each stock option granted was estimated at the date of grant using the Black-Scholes option pricing model, using weighted average assumptions as follows: risk free interest rate of 4.44%; dividend yield of 1.39%; volatility of the expected market price of the Company’s stock of 32% and a weighted average expected life of the options of 2.8 years. The Company’s expected forfeitures were 2.5%. Expected volatilities are based on historical volatilities of our common stock. The expected life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to the vesting schedules and our historical exercise patterns. The risk free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding to the expected life of the option. Expected forfeitures were estimated based on historical forfeiture rates. No stock options were granted in 2006.

NOTE E — LONG TERM INCENTIVE PLAN (Continued)
     A summary of the Company’s stock option activity related to the Company’s common stock for the quarter ended March 31, 2007 is as follows:

	Three Months Ended
	March 31, 2007
		Weighted
		Average
	Options	Exercise Price
Common stock:
Stock options outstanding — beginning of period	1,797	$9.82
Options granted	50	$8.61
Options exercised	(4)	$7.78
Options expired	(264)	$9.82
Options forfeited	(12)	$10.46

Stock options outstanding — end of period	1,567	$9.78

Exercisable at end of period	1,362	$9.75

Weighted-average fair value of options granted during the period		$2.02
     The following table summarizes the significant ranges of outstanding and exercisable stock options at March 31, 2007 related to the Company’s common stock:

As of March 31, 2007
			Weighted		Number of	Weighted Average
			Average	Average	Options	Exercise Price
Exercise Price		Number of	Exercise	Remaining	Outstanding	Per Share of
Per Share		Options	Price	Contractual	That Are	Options That Are
Low	High	Outstanding	Per Share	Life	Exercisable	Exercisable
		(in thousands)		(in years)	(in thousands)
$ 7.13	$8.91	354	$7.97	1.8	252	$7.85
$ 8.91	$10.69	858	$9.65	2.1	755	$9.64
$ 10.69	$12.47	279	$11.68	1.2	279	$11.68
$ 12.47	$14.25	76	$12.77	2.9	76	$12.77

		1,567			1,362

     The intrinsic value of all outstanding options as of March 31, 2007 was approximately $1.5 million.

NOTE E — LONG TERM INCENTIVE PLAN (Continued)
     All of the Company’s options for its Class A common stock are vested. The following table summarizes the Company’s non-vested options for its common stock and non-vested restricted shares during the three months ended March 31, 2007:

		Weighted
	Number of	Average
	Shares	Fair Value
Stock Options:
Nonvested common stock options, December 31, 2006	222,922	$2.59
Granted	50,000	$2.02
Vested	(68,020)	$3.51

Nonvested common stock options, March 31, 2007	204,902	$2.15

Restricted Stock:
Nonvested common restricted shares, December 31, 2006	238,000	$7.73
Granted	55,000	$7.33

Nonvested common restricted shares, March 31, 2007	293,000	$7.66

     During each of the three month periods ended March 31, 2007 and 2006, the Company granted 55,000 shares of the Company’s common stock, in total, to its directors. These grants of restricted stock were granted under the Directors’ Restricted Stock Plan. Of the total shares of restricted common stock granted to date to the directors, 142,000 shares were fully vested at March 31, 2007. The unearned compensation is being amortized as an expense over the vesting period of the restricted common stock. The total amount of unearned compensation is equal to the market value of the shares at the date of grant.
     The Company recorded $520,000 and $198,000 of share-based expense for the three months ended March 31, 2007 and 2006, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $187,000 and $77,000 in the three months ended March 31, 2007 and 2006, respectively.
     As of March 31, 2007, there was $1.6 million of total unrecognized compensation cost related to all nonvested share based compensation arrangements which includes stock options and restricted stock. The cost is expected to be recognized over a weighted average period of 1.4 years.
NOTE F — INCOME TAXES
     The Company files income tax returns in the U.S. federal jurisdiction and multiple state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local tax examinations by tax authorities for years before 2000. This extended open adjustment period is due to material amounts of net operating loss carryforwards, which exist at the federal and multi-state jurisdictions originating from the 2000, 2001 and 2002 tax years.
     The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company determined that no material adjustment was required to its existing $2.9 million liability for unrecognized tax benefits at January 1, 2007. As of March 31, 2007, the Company has approximately $3.2 million of unrecognized tax benefits.
     Effective with the adoption of FIN 48 on January 1, 2007, the Company accrues interest and penalties related to unrecognized tax benefits in income tax expense based on its accounting policy election. As of March 31, 2007 and January 1, 2007, the Company had recorded approximately $569,000 and $495,000, respectively, of accrued interest and penalties related to uncertain tax positions.

NOTE G — COMMITMENTS AND CONTINGENCIES
Legal Proceedings and Claims
     The Company is subject to legal proceedings and claims that arise in the normal course of its business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions, will not materially affect the Company’s financial position.
Related Party Transactions
     On October 12, 2004, the University of Kentucky (“UK”) jointly awarded a sports marketing agreement to the Company and a wholly owned subsidiary of Triple Crown Media (“TCM”), a related party. The agreement with UK commenced on April 16, 2005 and has an initial term of seven years with the option to extend for three additional years.
     On July 1, 2006, the agreement between the Company and TCM was amended. The amended agreement provides that the Company will share in profits in excess of certain amounts specified by the agreement, if any, but not losses. The agreement also provides that the Company would separately retain all local broadcast advertising revenue and pay all local broadcast expenses for activities under the agreement. Under the amended agreement, TCM agreed to make all license fee payments to UK. However, if TCM is unable to pay the license fee to UK, the Company will then pay the unpaid portion of the license fee to UK. As of March 31, 2007, the aggregate license fees to be paid to UK over the remaining portion of the full ten year term for the agreement is approximately $68.0 million. If advances are made by the Company on behalf of TCM, TCM will then reimburse the Company for the amount paid by the Company within 60 days subsequent to the close of each contract year which ends on June 30th. TCM also agreed to pay interest on this advance at a rate equal to the prime rate. As of December 31, 2006, TCM owed $1.7 million to the Company under this contract, which was reported as a related party receivable. This balance was collected during the first quarter of 2007. As of March 31, 2007, the Company has not advanced any amounts to TCM or UK under the agreement.
NOTE H — SUBSEQUENT EVENTS
     On April 18, 2007, Gray drew $275 million on the term loan facility of its senior credit agreement to redeem all of the Company’s then outstanding 9.25% Notes, pay applicable redemption premiums, pay accrued interest and pay fees and expenses related to the redemption. As a result of the redemption of the 9.25% Notes, Gray will record a loss on early extinguishment of debt of approximately $16.4 million during the second quarter of 2007.
     On April 22, 2007, the Company issued a notice of redemption setting May 22, 2007 as the date it will redeem all of its outstanding Series C Preferred Stock at its liquidation value plus accrued and unpaid dividends through but not including the redemption date. The new senior credit facility allows the Company a draw request, subject to customary borrowing conditions, under the term loan facility to draw up to $40 million to complete the redemption of all of the Company’s outstanding Series C Preferred Stock plus pay applicable accrued dividends and related fees and expenses related to the redemption. If the redemption of the Series C Preferred Stock is not completed as of May 31, 2007, the corresponding $40 million commitment under the term loan facility will permanently reduce. Upon completion of the redemption of the Series C Preferred Stock, Gray anticipates the total outstanding balance of the term loan facility will equal $925 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview
Introduction
     The following analysis of the financial condition and results of operations of Gray Television, Inc. (“the Company” or “Gray”) should be read in conjunction with Gray’s financial statements contained in this report and in Gray’s annual report filed on Form 10-K for the year ended December 31, 2006.
Overview
     The Company owns 36 primary television stations serving 30 television markets. These primary television stations are all affiliated with broadcast networks as follows: 17 of the stations are affiliated with CBS, 10 are affiliated with NBC, eight are affiliated with ABC and one is affiliated with FOX. The combined station group has 22 markets with stations ranked #1 in local news audience and 23 markets with stations ranked #1 in overall audience within their respective markets based on the results of the average of the Nielsen November, July, May and February 2006 ratings reports. The combined TV station group reaches approximately 6.3% of total U.S. TV households. In addition, Gray currently operates 39 digital second channels including one affiliated with ABC, five affiliated with FOX, eight affiliated with CW and 16 affiliated with MyNetworkTV, plus seven local news/weather channels and two independent channels in certain of its existing markets. With 17 CBS affiliated stations, the Company is the largest independent owner of CBS affiliates in the country.
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
     Most broadcast advertising contracts are short-term, and generally run only for a few weeks. Approximately 72% of the net revenues of the Company’s television stations for the quarter ended March 31, 2007, were generated from local advertising (including political advertising revenues), which is sold primarily by a station’s sales staff directly to local accounts, and the remainder represented primarily by national advertising, which is sold by a station’s national advertising sales representative. The stations generally pay commissions to advertising agencies on local, regional and national advertising and the stations also pay commissions to the national sales representative on national advertising.
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

Acquisition and Expansion Activity
     On March 3, 2006, the Company completed the acquisition of WNDU-TV, the NBC affiliate in South Bend, Indiana, from the University of Notre Dame for $88.8 million, which included certain working capital adjustments and transaction fees. The Company financed this acquisition with borrowings under the Company’s then senior credit facility.
     As of March 31, 2006, the Company had launched eight digital second channels in its existing television markets. As of March 31, 2007, the number of digital second channels has grown to 39 with three added since December 31, 2006. Gray has launched these additional secondary channels in order to develop additional revenue streams while incurring minimal incremental expenses.
Results of Operations
Three Months Ended March 31, 2007 Compared To Three Months Ended March 31, 2006
     Net Revenues. Set forth below are the principal types of broadcast revenues earned by Gray for the periods indicated and the percentage contribution of each to Gray’s total revenues (dollars in thousands):

	Three Months Ended March 31,
	2007		2006
		Percent		Percent
	Amount	of Total	Amount	of Total
Broadcasting net revenues:
Local	$48,755	70.0%	$46,522	68.2%
National	17,093	24.5%	17,202	25.2%
Network compensation	188	0.3%	220	0.3%
Political	1,097	1.6%	1,776	2.6%
Production and other	2,548	3.6%	2,514	3.7%

Total	$69,681	100.0%	$68,234	100.0%

     Total broadcast revenues increased $1.5 million, or 2% to $69.7 million. The primary reason for this increase is due to the acquisition of WNDU-TV, South Bend, Indianna on March 3, 2006. Total revenues for WNDU-TV increased $2.1 million in the three months ended March 31, 2007 compared to the prior year. In addition, since January 1, 2006, the Company has launched 33 additional digital second channels in its existing television markets. Total revenue from digital second channels increased by $667,000 to $1.6 million in the three months ended March 31, 2007 compared to the three months ended March 31, 2006. These increases were partially offset by a decrease of $679,000 in political advertising as a result of the 2006 mid-term elections. During the first quarter of 2006, Gray recorded $2.9 million of net revenue attributable to the broadcast of the 2006 winter Olympic games.
     Operating Expenses. Broadcast expenses increased $3.8 million, or 8%, to $48.8 million The primary reason for this increase is due to the acquisition of WNDU-TV. Total broadcast expenses for WNDU-TV increased $1.3 million in the three months ended March 31, 2007 compared to prior year. The Company’s addition of 33 digital second channels since January 1, 2006 resulted in an increase to broadcast expenses of $1.0 million.
     Corporate and Administrative Expenses. Corporate and administrative expenses, before depreciation, amortization and loss on disposal of assets increased $318,000, or 8%, to $4.1 million. The increase is primarily the result of $520,000 of non-cash expense for stock-based compensation in the current year compared to $198,000 for the prior year.
     Depreciation. Depreciation expense increased $1.8 million, or 23%, to $9.6 million. The increase is attributable to the purchase of equipment for our existing operating locations as well as the acquisition of WNDU-TV.

     Amortization of Intangible Assets. Amortization of intangible assets decreased $367,000, or 62%, to $225,000. The decrease in expense was due to definite life intangible assets becoming fully amortized.
     Interest Expense. Interest expense increased $1.8 million, or 12%, to $17.3 million. This increase is primarily attributable to higher average interest rates in 2007. The combined average interest rates on the Company’s senior credit facility and the Company’s 9.25% Senior Subordinated Notes due 2011 (the “9.25% Notes”), were 7.6% and 7.0% for the three months ended March 31, 2007 and 2006, respectively.
     Loss on Early Extinguishment of Debt. During the three months ended March 31, 2007, Gray reported a loss on early extinguishment of debt in the amount of $6.5 million which related to the refinancing of its senior credit facility on March 19, 2007. During the three months ended March 31, 2006, Gray reported a loss on early extinguishment of debt in the amount of $110,000 which related to the repurchase and extinguishment by Gray of $1.1 million of its 9.25% Notes.
     Income Tax Benefit. An income tax benefit of $5.9 million was recorded for the three months ended March 31, 2007 as compared to an income tax benefit of $1.7 million for the three months ended March 31, 2006. The benefits recorded in the respective three month periods are consistent with the Company’s pre-tax losses. The effective income tax rate was approximately 36% for the current year and 39% in the prior year. Income tax benefit for 2007 decreased as a percentage of pre-tax loss primarily as a result of higher income tax valuation allowances against state net operating loss carryforwards and additional accruals of state tax reserves.
Liquidity and Capital Resources
General
     The following table presents data that Gray believes is helpful in evaluating its liquidity and capital resources (in thousands).

	Three Months Ended
	March 31,
	2007	2006
Net cash provided by (used in) operating activities	$(1,581)	$18,893
Net cash used in investing activities	(9,781)	(93,663)
Net cash provided by financing activities	7,930	72,459

Decrease in cash and cash equivalents	$(3,432)	$(2,311)

	As of
	March 31,	December 31,
	2007	2006
Cash and cash equivalents	$1,309	$4,741
Long-term debt including current portion	$872,686	$851,654
Preferred stock	$37,472	$37,451
Available credit under senior credit agreement	$90,500	$97,000
     The Company and its subsidiaries file a consolidated federal income tax return and such state or local tax returns as are required. Although the Company may earn taxable operating income the Company anticipates that through the use of its available loss carryforwards it will not pay significant amounts of federal or state income taxes in the next several years.
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
     Net cash used by operating activities was $1.6 million in the three months ended March 31, 2007 compared to net cash provided of $18.9 million for the same period of the prior year. The decrease in cash provided by operations is due primarily to an increase in payments on broadcast obligations of $1.8 million and a change in current operating assets and liabilities of $15.5 million.
     Net cash used in investing activities decreased $83.9 million. The decrease was largely due to the acquisition of WNDU-TV on March 3, 2006, representing a use of cash totaling $84.9 million. There were no similar acquisitions during the three months ended March 31, 2007.
     Net cash provided by financing activities decreased $64.5 million. This decrease was due primarily to a reduction in borrowings of long-term debt in the current year compared to the prior year. During the first quarter of 2006, Gray borrowed $84.9 million to acquire WNDU-TV. There were no similar transactions during the three months ended March 31, 2007. Also, during the three months ended March 31, 2007, Gray used cash provided by financing activities to purchase $5.5 million of its common stock, pay $3.2 million of debt refinancing fees related to the Company’s refinancing of its senior credit facility and pay $4.4 million of dividends (of which $2.2 million reflects the payment in January 2007 of the dividends that were declared in the fourth quarter of 2006). During the three months ended March 31, 2006, the Company did not repurchase any of its common stock.
Refinancing of Existing Long-term Debt and the Redemption of the Series C Preferred Stock
     On March 19, 2007, Gray completed the refinancing of its senior credit facility. The new senior credit facility has a total credit commitment of $1.025 billion and consists of a $100 million revolving facility and a $925 million institutional term loan facility. The revolving facility matures on March 19, 2014 and the term loan facility matures on December 31, 2014. In addition, the term loan facility will require quarterly installments of principal repayments equal to 0.25% of the total commitment beginning March 31, 2008. No permanent reductions to the revolving credit facility commitment will be required prior to the final maturity date of that facility.
     The Company used the initial draws under the new senior credit facility, consisting of an $8 million draw on the revolving credit facility and a $610 million draw on the term loan facility to fund the payoff of all outstanding amounts under its former senior credit facility, to pay fees and expenses relating to the refinancing and for other general corporate purposes. In connection with this refinancing, Gray incurred fees of approximately $3.2 million and recorded a loss on early extinguishment of debt of $6.5 million.
     Under the new senior credit facility, the Company, at its option, can choose to pay interest at a rate equal to the LIBOR rate plus a margin or at the lenders’ base rate, generally equal to the lenders’ prime rate, plus a margin. The applicable margin for the revolving credit facility varies based on the Company’s leverage ratio as defined in the loan agreement. Presented below are the ranges of applicable margins available to the Company based on the Company’s performance in comparison with the terms as defined in the new senior credit facility:

	Applicable Margin for	Applicable Margin for
	Base Rate Advances	LIBOR Advances
Revolving Credit Facility	0.00% - 0.25%	0.625% - 1.50%

Term Loan Facility	0.25%	1.50%
     Also under the new senior credit facility, the Company shall pay a commitment fee on the average daily unused portion of the revolving credit facility ranging from 0.20% to 0.50% on an annual basis. The Company will also pay a commitment fee on the average daily unused portion of the term loan facility of 0.50% on an annual basis.

     As of March 31, 2007, the applicable margins for base rate advances and LIBOR advances under the revolving portion of the facility were 0.25% and 1.50%, respectively, and the commitment fee was 0.50%. The amount outstanding under the senior credit facility as of March 31, 2007 was $619.5 million and is allocated as follows: revolving loan of $9.5 million and term loan facility of $610.0 million. Available credit under the revolving credit facility as of March 31, 2007 was $90.5 million.
     The collateral for the new senior credit facility consists of substantially all of the assets, excluding real estate, of the Company and its subsidiaries. In addition, the Company’s subsidiaries are joint and several guarantors of the obligations and the Company’s ownership interests in its subsidiaries are pledged to collateralize the obligations. The new senior credit facility contains affirmative and restrictive covenants that the Company must comply with, including (a) limitations on additional indebtedness, (b) limitations on liens, (c) limitations on the sale of assets, (d) limitations on guarantees, (e) limitations on investments and acquisitions, (f) limitations on amendments to by-laws and articles of incorporation, (g) limitations on amendments to certain operating agreements and licenses, (h) limitations on the payment of certain interest and dividends, (i) limitations on the redemption of certain debt and equity securities (j) limitations on mergers, (k) maintenance of a specified leverage ratio not to exceed certain maximum limits, as well as other customary covenants for credit facilities of this type.
     On April 18, 2007, Gray drew an additional $275 million on the term loan facility of its senior credit agreement to redeem all of the Company’s then outstanding 9.25% Senior Subordinated Notes due 2011 (the “9.25% Notes”), pay applicable redemption premiums, pay accrued interest and pay fees and expenses related to the redemption. As a result of the redemption of the 9.25% Notes, Gray will record a loss on early extinguishment of debt of approximately $16.4 million during the second quarter of 2007. Gray plans to draw, subject to customary borrowing conditions, an additional $40 million on May 22, 2007 to complete the redemption of all of the Company’s outstanding Series C Preferred Stock plus pay applicable accrued dividends and fees and expenses related to the redemption. Upon completion of the redemption of the Series C Preferred Stock, Gray anticipates the outstanding balance of the term loan facility will equal $925 million. See Note - H Subsequent Events for further information.
Capital Expenditures
     Capital expenditures for the three months ended March 31, 2007 and 2006 were $9.6 million and $7.5 million, respectively. The 2007 period included capital expenditures at WKYT-TV, the Company’s Lexington, Kentucky station, relating to implementing origination of local news broadcasts in the full high definition television format. In addition, the 2007 period included capital expenditures at KKCO-TV, the Company’s Colorado Springs, Colorado station, for the purchase of land and a building to be used for a new studio.
Related Party Transactions
     On October 12, 2004, the University of Kentucky (“UK”) jointly awarded a sports marketing agreement to the Company and a wholly owned subsidiary of Triple Crown Media (“TCM”), a related party. The agreement with UK commenced on April 16, 2005 and has an initial term of seven years with the option to extend for three additional years.
     On July 1, 2006, the agreement between the Company and TCM was amended. The amended agreement provides that the Company will share in profits in excess of certain amounts specified by the agreement, if any, but not losses. The agreement also provides that the Company would separately retain all local broadcast advertising revenue and pay all local broadcast expenses for activities under the agreement. Under the amended agreement, TCM agreed to make all license fee payments to UK. However, if TCM is unable to pay the license fee to UK, the Company will then pay the unpaid portion of the license fee to UK. As of March 31, 2007, the aggregate license fees to be paid to UK over the remaining portion of the full ten year term for the agreement is approximately $68.0 million. If advances are made by the Company on behalf of TCM, TCM will then reimburse the Company for the amount paid by the Company within 60 days subsequent to the close of each contract year which ends on June 30th. TCM also agreed to pay interest on this advance at a rate equal to the prime rate. As of December 31, 2006, TCM owed $1.7 million to the Company under this contract, which was reported as a related party receivable. This balance was collected during the first quarter of 2007. As of March 31, 2007, the Company has not advanced any amounts to TCM or UK under the agreement.

Other
     During the three months ended March 31, 2007, Gray contributed $397,000 to its pension plans. During the remainder of 2007, Gray expects to contribute an additional $2.6 million to its pension plans.
Critical Accounting Policies
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make judgments and estimations that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Gray considers its accounting policies relating to intangible assets and income taxes to be critical policies that require judgments or estimations in their application where variances in those judgments or estimations could make a significant difference to future reported results. These critical accounting policies and estimates are more fully disclosed in Gray’s Annual Report on Form 10-K for the year ended December 31, 2006.
Cautionary Note Regarding Forward-Looking Statements
     This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Quarterly Report, the words “believes,” “expects,” “anticipates,” “estimates” and similar words and expressions are generally intended to identify forward-looking statements. Statements that describe the Company’s future strategic plans, goals, or objectives are also forward-looking statements. Readers of this Quarterly Report are cautioned that any forward-looking statements, including those regarding the intent, belief or current expectations of the Company or management, are not guarantees of future performance, results or events and involve risks and uncertainties, and that actual results and events may differ materially from those in the forward-looking statements as a result of various factors including, but not limited to those listed in Item 1A of this Quarterly Report and the other factors described from time to time in the Company’s filings with the Securities and Exchange Commission. The forward-looking statements included in this Quarterly Report are made only as of the date hereof. The Company undertakes no obligation to update such forward-looking statements to reflect subsequent events or circumstances, except as required by law.
Item 3. Quantitative and Qualitative Disclosure About Market Risk
     Gray believes that the market risk of its financial instruments as of March 31, 2007 has not materially changed since December 31, 2006. The market risk profile on December 31, 2006 is disclosed in Gray’s Annual Report on Form 10-K for the year ended December 31, 2006.
Item 4. Controls and Procedures
     As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the CEO and the CFO have concluded that Gray’s disclosure controls and procedures are effective to ensure that information required to be disclosed by Gray in reports that it files or furnishes under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and to ensure that such information is accumulated and communicated to Gray’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosures. There were no changes in Gray’s internal control over financial reporting during the first quarter of 2007 identified in connection with this evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     The information contained in “Note G — Commitments and Contingencies – Legal Proceedings and Claims” to Gray’s unaudited Condensed Consolidated Financial Statements filed as part of this Quarterly Report on Form 10-Q is incorporated herein by reference.
Item 1A. Risk Factors
     The risk factor immediately following, which was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006, has been modified to provide additional disclosure related to changes since we filed our Annual Report on Form 10-K for the year ended December 31, 2006. Please refer to Part I, Item 1A in the Company’s Form 10-K for the year ended December 31, 2006 for a complete description of the Company’s risk factors.
Our flexibility is limited by the terms of our senior secured credit facility.
     Our senior secured credit facility prevents us from taking certain actions and requires us to meet certain tests. These limitations and tests include, without limitation, the following:
•	limitations on indebtedness;

•	limitations on liens;

•	limitations on amendments to organizational documents, operating agreements and licenses;

•	limitations on asset sales, liquidations, mergers and consolidations;

•	limitations on guarantees;

•	limitations on investments and acquisitions;

•	limitations on restricted payments;

•	leverage ratio tests;

•	limitations on transactions with affiliates;

•	limitations on real estate purchases and sale and leaseback transactions;

•	limitations on entering into multiemployer plans;

•	limitations on dividends and distributions; and

•	limitations on changes in our business.
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
     The following tables provide information about Gray’s repurchase of its common stock (ticker: GTN) and its class A common stock (ticker: GTN.A) during the quarter ended March 31, 2007.

Issuer Purchases of Common Stock and Class A Common Stock

				Total Number of	Maximum Number of
		Total		Shares	Shares that May Yet
	NYSE	Number of	Average	Purchased as	Be Purchased Under
	Ticker	Shares	Price Paid	Part of Publicly	the Plans or
Period	Symbol	Purchased	per Share(1)	Announced Plans	Programs(2)
January 1, 2007 through January 31, 2007:	GTN	513,900	$8.37	513,900
	GTN.A	—	$—	—	1,296,300

February 1, 2007 through February 28, 2007:	GTN	133,900	$8.95	133,900
	GTN.A	—	$—	—	1,162,400

March 1, 2007 through March 31, 2007:	GTN	—	$—	—
	GTN.A	—	$—	—	1,162,400

Total		647,800	$8.49	647,800	1,162,400

(1)	Amount excludes standard brokerage commissions.

(2)	On March 20, 2006, the Company’s Board of Directors increased, from 4 million to 5 million, the aggregate number of shares of its Common Stock or Class A Common Stock authorized for repurchase. On November 3, 2004 and March 3, 2004, Gray’s Board of Directors had previously authorized the repurchase, from time to time, of up to 2 million shares on each of these dates for an aggregate of 4 million shares of the Company’s Common Stock or Class A Common Stock. As of March 31, 2007, 1,162,400 shares of the Company’s Common Stock and Class A Common Stock are available for repurchase under the increased limit of 5 million shares. There is no expiration date for this repurchase plan.
Item 6. Exhibits
Exhibit 10.1    Credit Agreement dated as of March 19, 2007 by and among Gray Television, Inc., as borrower; the lenders referred to herein, as lenders, Wachovia Bank, National Association, as Administrative Agent for the Lenders; Bank of America, N. A., as Syndication Agent; and Goldman Sachs Credit Partners L.P., Deutsche Bank Trust Company Americas and Bank of Scotland each as a Documentation Agent; Wachovia Capital Markets, LLC, as Sole Lead Arranger; Wachovia Capital Markets, LLC, Banc of America Securities LLC and Goldman Sachs Credit Partners L.P. as Joint Bookrunners
Exhibit 10.2    Collateral Agreement dated as of March 19, 2007 by and among Gray Television, Inc. and certain of its Subsidiaries as Grantors, in favor of Wachovia Bank, National Association, as Administrative Agent
Exhibit 10.3    Guaranty Agreement dated as of March 19, 2007 by and among certain Subsidiaries of Gray Television, Inc. as Guarantors, in favor of Wachovia Bank, National Association, as Administrative Agent
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

GRAY TELEVISION, INC.
(Registrant)

Date: May 7, 2007	By:	/s/ James C. Ryan

James C. Ryan,
Senior Vice President and Chief Financial Officer