Form 10-Q
period 2007-06-30
GRAY TELEVISION INC
filed 2007-08-06
CIK 43196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2007 or

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
Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock, (No Par Value)	Class A Common Stock, (No Par Value)
42,208,665 shares outstanding as of July 26, 2007	5,753,020 shares outstanding as of July 26, 2007

INDEX
GRAY TELEVISION, INC.

PART I.	FINANCIAL INFORMATION
ITEM 1. Financial Statement
GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands)

	June 30,	December 31,
	2007	2006
Assets:
Current assets:
Cash and cash equivalents	$3,378	$4,741
Trade accounts receivable, less allowance for doubtful accounts of $1,164 and $1,033, respectively	61,771	60,346
Current portion of program broadcast rights, net	3,804	10,459
Related party receivable	—	1,710
Related party prepaid expense	350	—
Deferred tax asset	600	600
Other current assets	4,403	2,302

Total current assets	74,306	80,158

Property and equipment:
Land	22,273	20,741
Buildings and improvements	48,122	44,601
Equipment	274,376	264,738

	344,771	330,080
Accumulated depreciation	(161,592)	(142,960)

	183,179	187,120

Deferred loan costs, net	3,534	11,584
Broadcast licenses	1,059,066	1,059,066
Goodwill	269,118	269,536
Other intangible assets, net	3,085	3,510
Investment in broadcasting company	13,599	13,599
Related party prepaid expense, less current portion	4,600	—
Other	3,094	3,714

Total assets	$1,613,581	$1,628,287

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands)

	June 30,	December 31,
	2007	2006
Liabilities and stockholders’ equity:
Current liabilities:
Trade accounts payable	$4,336	$7,848
Employee compensation and benefits	9,150	11,408
Accrued interest	14,489	10,832
Other accrued expenses	4,924	6,569
Dividends payable	—	2,207
Federal and state income taxes	2,966	2,616
Current portion of program broadcast obligations	5,032	12,975
Acquisition related liabilities	1,155	1,060
Deferred revenue	3,673	3,786
Current portion of long-term debt	—	4,500

Total current liabilities	45,725	63,801

Long-term debt, less current portion	928,500	847,154
Program broadcast obligations, less current portion	1,943	2,713
Deferred income taxes	269,502	282,540
Long-term deferred revenue	4,135	4,215
Accrued pension costs	7,325	6,951
Other	6,064	3,708

Total liabilities	1,263,194	1,211,082

Commitments and contingencies (Note H)

Redeemable serial preferred stock, no par value; cumulative; convertible; designated 5 shares, respectively, issued and outstanding 0 and 4 shares, respectively ($0 and $37,890 aggregate liquidation value, respectively)	—	37,451

Stockholders’ equity:
Common stock, no par value; authorized 100,000 shares, issued 45,964 shares and 45,691 shares, respectively	446,327	443,698
Class A common stock, no par value; authorized 15,000 shares, issued 7,332 shares	15,321	15,321
Accumulated deficit	(44,982)	(20,026)
Accumulated other comprehensive loss, net of income tax	(3,951)	(2,429)

	412,715	436,564
Treasury stock at cost, common stock, 3,772 shares and 3,124 shares, respectively	(39,930)	(34,412)
Treasury stock at cost, Class A common stock, 1,579 shares	(22,398)	(22,398)

Total stockholders’ equity	350,387	379,754

Total liabilities and stockholders’ equity	$1,613,581	$1,628,287

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands except for per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Revenues (less agency commissions)	$79,750	$81,391	$149,431	$149,626
Operating expenses before depreciation, amortization and loss on disposal of assets, net:
Broadcast	49,048	45,538	97,866	90,602
Corporate and administrative	3,584	2,916	7,645	6,660
Depreciation	9,917	8,312	19,467	16,048
Amortization of intangible assets	200	710	425	1,302
Loss on disposals of assets, net	119	189	116	271

	62,868	57,665	125,519	114,883

Operating income	16,882	23,726	23,912	34,743
Other income (expense):
Miscellaneous income, net	449	59	807	405
Interest expense	(16,525)	(16,656)	(33,797)	(32,123)
Loss on early extinguishment of debt	(16,361)	—	(22,853)	(110)

Income (loss) before income taxes	(15,555)	7,129	(31,931)	2,915
Income tax expense (benefit)	(5,613)	2,809	(11,475)	1,149

Net income (loss)	(9,942)	4,320	(20,456)	1,766
Preferred dividends (includes accretion of issuance cost of $418, $22, $439, and $44, respectively )	847	815	1,626	1,629

Net income (loss) available to common stockholders	$(10,789)	$3,505	$(22,082)	$137

Basic per share information:
Net income (loss) available to common stockholders	$(0.23)	$0.07	$(0.46)	$—

Weighted average shares outstanding	47,688	48,791	47,711	48,767

Diluted per share information:
Net income (loss) available to common stockholders	$(0.23)	$0.07	$(0.46)	$—

Weighted average shares outstanding	47,688	48,791	47,711	48,782

Dividends declared per share	$0.03	$0.03	$0.06	$0.06

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS (Unaudited)
(in thousands except for number of shares)

										Accumulated
	Class A					Class A		Common		Other
	Common Stock		Common Stock		Accumulated	Treasury Stock		Treasury Stock		Comprehensive
	Shares	Amount	Shares	Amount	Deficit	Shares	Amount	Shares	Amount	Loss	Total

Balance at December 31, 2006	7,331,574	$15,321	45,690,633	$443,698	$(20,026)	(1,578,554)	$(22,398)	(3,123,750)	$(34,412)	$(2,429)	$379,754

Net loss	—	—	—	—	(20,456)	—	—	—	—	—	(20,456)

Loss on derivatives, net of income tax	—	—	—	—	—	—	—	—	—	(1,522)	(1,522)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	(21,978)

Common stock cash dividends ($0.06) per share	—	—	—	—	(2,874)	—	—	—	—	—	(2,874)

Preferred stock dividends	—	—	—	—	(1,626)	—	—	—	—	—	(1,626)

Issuance of common stock:
401(k) plan	—	—	185,307	1,543	—	—	—	—	—	—	1,543
Non-qualified stock plan	—	—	32,823	256	—	—	—	—	—	—	256
Directors ’ restricted stock plan	—	—	55,000	—	—	—	—	—	—	—	—
Repurchase of common stock	—	—	—	—	—	—	—	(647,800)	(5,518)	—	(5,518)

Stock based compensation	—	—	—	830	—	—	—	—	—	—	830

Balance at June 30, 2007	7,331,574	$15,321	45,963,763	$446,327	$(44,982)	(1,578,554)	$(22,398)	(3,771,550)	$(39,930)	$(3,951)	$350,387

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2007	2006
Operating activities
Net income (loss)	$(20,456)	$1,766
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	19,467	16,048
Amortization of intangible assets	425	1,302
Amortization of deferred loan costs	730	1,168
Amortization of bond discount	39	66
Amortization of restricted stock awards	719	243
Amortization of stock option awards	111	148
Write off loan acquisition costs from early extinguishment of debt	22,853	(2)
Amortization of program broadcast rights	7,596	6,804
Payments on program broadcast obligations	(8,996)	(4,408)
Supplemental employee benefits	(21)	(19)
Common stock contributed to 401(K) Plan	1,543	842
Deferred income taxes	(12,064)	1,033
Loss on disposal of assets, net	116	271
Pension expense net of contributions	394	—
Payment for related party prepaid asset	(4,950)	—
Other	(134)	765
Changes in operating assets and liabilities, net of business acquisitions:
Receivables and other current assets	(1,083)	2,963
Accounts payable and other current liabilities	(4,934)	6,916
Accrued interest	3,657	4,613

Net cash provided by operating activities	5,012	40,519

Investing activities
Acquisition of television businesses and licenses, net of cash acquired	(92)	(85,243)
Purchases of property and equipment	(17,755)	(14,430)
Proceeds from assets sales	146	29
Payments on acquisition related liabilities	(456)	(1,968)
Other	(71)	(1,998)

Net cash used in investing activities	(18,228)	(103,610)

Financing activities
Proceeds from borrowings on long-term debt	344,500	100,000
Repayments of borrowings on long-term debt	(267,000)	(34,230)
Deferred loan costs	(3,181)	—
Subordinated note redemption costs	(13,046)	—
Dividends paid, net of accreted preferred dividend	(6,269)	(4,520)
Proceeds from issuance of common stock	256	—
Redemption of preferred stock	(37,890)	—
Purchase of common stock	(5,517)	(33)

Net cash provided by financing activities	11,853	61,217

Net decrease in cash and cash equivalents	(1,363)	(1,874)
Cash and cash equivalents at beginning of period	4,741	9,315

Cash and cash equivalents at end of period	$3,378	$7,441

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE A—BASIS OF PRESENTATION
     The accompanying condensed balance sheet as of December 31, 2006, which was derived from audited financial statements, and the unaudited condensed consolidated financial statements as of and for the period ended June 30, 2007 of Gray Television, Inc. (“Gray”, “we”, “us”, or “our”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Our operations consist of one reportable segment. Operating results for the six month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006.
Income Taxes
     We account for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS 109”). Under SFAS 109, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
     On January 1, 2007, we adopted the Financial Accounting Standards Board’s (“FASB”) Interpretation Number 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarified the accounting for uncertainty in an enterprise’s financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires us to evaluate our open tax positions that exist on the date of initial adoption in each jurisdiction.
     When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, we believe it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties associated with unrecognized tax benefits are classified as income tax expense in the statement of operations.

NOTE A—BASIS OF PRESENTATION (Continued)
Earnings Per Share
     We compute earnings per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“EPS”). The following table reconciles basic weighted average shares outstanding to diluted weighted average shares outstanding for the three and six months ended June 30, 2007 and 2006 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Weighted average shares outstanding — basic	47,688	48,791	47,711	48,767
Stock options, warrants, convertible preferred stock and restricted stock	—	—	—	15

Weighted average shares outstanding — diluted	47,688	48,791	47,711	48,782

     For the periods where we reported losses, all common stock equivalents are excluded from the computation of diluted earnings per share, since the result would be anti-dilutive. Securities that could potentially dilute earnings per share in the future, but which were not included in the calculation of diluted earnings per share because to do so would have been antidilutive for the periods presented are as follows (in thousands):

	As of
	June 30,
	2007	2006

Antidilutive securities excluded from diluted earnings per share:
Employee stock options outstanding	1,551	1,918
Nonvested restricted stock outstanding	229	120
Shares issuable upon potential conversion of Series C Preferred Stock	—	3,034
Warrants for common stock outstanding	—	375

Total	1,780	5,447

Accounting for Derivatives
     We use swap agreements to convert a portion of our variable rate debt to a fixed rate, thus managing exposure to interest rate fluctuations. These risk management activities are transacted with one or more highly rated institutions, reducing the exposure to credit risk in the event of nonperformance by the counter party. We do not enter into derivative financial investments for trading purposes.
     Under these swap agreements, we have received floating interest at the London interbank offered rate (“LIBOR”) and paid fixed interest. The variable LIBOR rate is reset in three-month periods for both the swap agreements and the hedged portion of our variable rate debt. Upon entering into the swap agreements, we designated them as hedges of variability of our floating-rate interest payments attributable to changes in three-month LIBOR, the designated interest rate. During the period of each swap agreement, we recognize the swap agreements at their fair value as an asset or liability in our balance sheet and mark the swap agreements to their fair value through other comprehensive income. We recognize floating-rate interest expense from our debt as interest expense in earnings. We recognize the offsetting effect of payments to or receipts from the swap agreements as an addition or offset to interest expense.

NOTE A — BASIS OF PRESENTATION (Continued)
     Hedge effectiveness is evaluated at the end of each quarter. We compare the notional amount, the variable interest rate and the settlement dates of the swap agreements to the hedged portion of the debt. Historically, the swap agreements have been highly effective hedges. However, to the extent that any hedge ineffectiveness might occur, it is recognized in earnings during the period that it occurred.
Recent Accounting Pronouncement
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a common definition for fair value to be applied to United States GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of SFAS No. 157 on our consolidated financial position and results of operations.
Changes in Classifications
     The classification of certain prior period amounts in the accompanying condensed consolidated financial statements have been changed in order to conform to the current year presentation.
NOTE B — BUSINESS ACQUISITION
     On March 3, 2006, we acquired all of the capital stock of Michiana Telecasting Corporation, operator of WNDU-TV, from The University of Notre Dame.
     Unaudited pro forma operating data for the six months ended June 30, 2006 is presented as though WNDU-TV had been acquired at January 1, 2006. The unaudited pro forma operating data does not purport to represent what our actual results of operations would have been had we acquired WNDU-TV on January 1, 2006 and should not serve as a forecast of our operating results for any future periods. The pro forma adjustments are based solely upon certain assumptions that management believes are reasonable under the circumstances at this time. The unaudited pro forma operating data is presented as follows (in thousands, except per common share data):

Pro Forma
Operating Data
Six Months Ended
June 30, 2006
(Unaudited)
Operating revenues	$152,211
Operating income	$34,520
Net income	$1,356
Preferred dividends	$1,629
Net loss available to common stockholders	$(273)

Basic and diluted per share information:
Net loss available to common stockholders	$(0.01)
Weighted average shares outstanding	48,767
     In addition to the operating results of WNDU-TV, the pro forma results presented above include adjustments to reflect (i) additional interest expense associated with the debt incurred by us to finance the acquisition, (ii) depreciation and amortization of assets acquired and (iii) the income tax effect of such pro forma adjustments.

NOTE C — LONG-TERM DEBT
Senior credit facility
     On March 19, 2007, we completed the refinancing of our senior credit facility. The new senior credit facility has a total credit commitment of $1.025 billion and consists of a $100.0 million revolving facility and a $925.0 million institutional term loan facility. The revolving facility matures on March 19, 2014 and the term loan facility matures on December 31, 2014. In addition, the term loan facility will require quarterly installments of principal repayments equal to 0.25% of the total commitment beginning March 31, 2008. No permanent reductions to the revolving credit facility commitment will be required prior to the final maturity date of that facility.
     On March 19, 2007, we drew $8.0 million on the revolving credit facility and drew $610.0 million on the term loan facility to fund the payoff of all outstanding amounts under our former senior credit facility, to pay fees and expenses relating to the refinancing and for other general corporate purposes. In connection with this refinancing, we incurred fees of approximately $3.2 million and recorded a loss on early extinguishment of debt of $6.5 million.
     On April 18, 2007, we drew $275.0 million on the term loan facility of our senior credit facility and redeemed all of our then outstanding 9.25% Senior Subordinated Notes due 2011 (the “9.25% Notes”). The redemption transaction included the payment of all $253.8 million in outstanding principal plus $8.0 million in accrued interest and $11.8 million in premiums due to the holders of the 9.25% Notes upon the early redemption. As a result of the redemption of the 9.25% Notes, we recorded a loss on early extinguishment of debt of $16.4 million during the three months ended June 30, 2007.
     On May 22, 2007, we drew $40.0 million on the term loan facility of our senior credit facility to redeem all of our outstanding Series C Preferred Stock and pay applicable accrued dividends, fees and expenses related to the redemption. The liquidation value per share was $10,000. The total paid to the shareholders was $37.9 million plus $429,000 in accrued dividends at 8.0% per annum. The funds remaining from the $40.0 million draw after the redemption were used to pay down debt balances under the revolver portion of the senior credit facility.
     Under the new senior credit facility, we can choose to pay interest at a rate equal to the LIBOR rate plus a margin or at the lenders’ base rate, generally equal to the lenders’ prime rate, plus a margin. The applicable margin for the revolving credit facility varies based on our leverage ratio as defined in the loan agreement. Presented below are the ranges of applicable margins available to us based on our performance in comparison with the terms as defined in the new senior credit facility:

Applicable Margin
	for Base Rate	Applicable Margin
	Advances	for LIBOR Advances

Revolving Credit Facility	0.00% - 0.25%	0.625% - 1.50%

Term Loan Facility	0.25%	1.50%
     Also under the new senior credit facility, we pay a commitment fee on the average daily unused portion of the revolving credit facility ranging from 0.20% to 0.50% on an annual basis.
     As of June 30, 2007, the applicable margins for base rate advances and LIBOR advances under the revolving portion of the facility were 0.25% and 1.5%, respectively, and the commitment fee was 0.50%. The amount outstanding under the senior credit facility as of June 30, 2007 was $928.5 million and is allocated as follows: revolving loan of $3.5 million and term loan facility of $925.0 million. Available credit under the revolving credit facility as of June 30, 2007 was $96.5 million.
     The collateral for the new senior credit facility consists of substantially all of our and our subsidiaries’ assets, excluding real estate. In addition, our subsidiaries are joint and several guarantors of the obligations and our ownership interests in our subsidiaries are pledged to collateralize the obligations. The new senior credit facility contains affirmative and restrictive covenants that we must comply with, including but not limited to (a) limitations

NOTE C — LONG-TERM DEBT (Continued)
on additional indebtedness, (b) limitations on liens, (c) limitations on amendments to our by-laws and articles of incorporation, (d) limitations on mergers and the sale of assets, (e) limitations on guarantees, (f) limitations on investments and acquisitions, (g) limitations on the payment of dividends and the redemption of our capital stock, (h) maintenance of a specified leverage ratio not to exceed certain maximum limits, (i) limitations on related party transactions, (j) limitations on the purchase of real estate, (k) limitations on entering into multiemployer retirement plans, as well as other customary covenants for credit facilities of this type. As of June 30, 2007, we were in compliance with these covenants.
Interest rate swap agreements
     We entered into a swap agreement in 2006 for the purpose of converting $100.0 million of our variable rate debt under our previous credit facility to fixed rate debt. The interest rate on this debt was three-month LIBOR plus a margin as stated in the credit facility.
     The swap agreement had a notional amount of $100.0 million and it was effective from April 3, 2006 through January 3, 2007 with quarterly settlement dates. Under the swap agreement, we paid a fixed rate of 5.05% and received three-month LIBOR. Under the credit facility, we paid variable interest at three-month LIBOR on the $100.0 million of designated debt. After each period, we compared the notional amount of the swap agreement, the variable interest rate of the swap agreement and the settlement date of the swap agreement to that of the hedged portion of the debt, to confirm that the hedge had been highly effective.
     We entered into three swap agreements in 2007 for the purpose of converting $465.0 million of our variable rate debt under our new credit facility to fixed rate debt. The interest rate on this debt is three-month LIBOR plus a margin as stated in the credit facility.
     The swap agreements have a total notional amount of $465.0 million and became effective on July 3, 2007. The swap agreements mature on April 3, 2010 with quarterly settlement dates. Under the swap agreements, we pay a fixed rate of 5.48% and receive three-month LIBOR. Under the credit facility, we pay variable interest at three-month LIBOR on the $465.0 million of designated debt. After each period, we will compare the notional amounts of the swap agreements, the variable interest rates of the swap agreements and the settlement dates of the swap agreements to that of the hedged portion of the debt, to determine the effectiveness of the hedge.
     Our swap agreements hedge our exposure to variability in expected future cash flows related to the LIBOR component of interest payments on existing debt. We document our hedging relationships and our risk management objectives. We evaluate the hedging relationships both at inception of the swap agreement and throughout the contract term to assure that they are highly effective. Our swap agreements do not include written options. Our swap agreements are intended solely to modify the payments for a recognized liability from a variable rate to a fixed rate. Our swap agreements do not qualify for short-cut method accounting because the variable rate debt being hedged is prepayable.
NOTE D — REDEEMABLE PREFERRED STOCK
     On May 22, 2007, we redeemed all outstanding shares of our Series C Preferred Stock. The liquidation value per share was $10,000. The total paid to the shareholders was $37.9 million plus $429,000 in accrued dividends at 8.0% per annum.

NOTE E — RETIREMENT PLANS
     The following table provides the components of net periodic benefit cost for our pension plans for the three and six months ended June 30, 2007 and 2006, respectively (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Service cost	$562	$669	$1,455	$1,339
Interest cost	418	367	835	733
Expected return on plan assets	(398)	(322)	(795)	(643)
Loss amortization	39	93	77	186

Net periodic benefit cost	$621	$807	$1,572	$1,615

     During the three and six months ended June 30, 2007, we contributed $780,000 and $1.2 million to our pension plans respectively. During the remainder of 2007, we expect to contribute an additional $2.0 million to our pension plans.
NOTE F — LONG TERM INCENTIVE PLAN
     We recognize compensation expense for stock options and restricted shares granted to our employees and directors under our 2007 Long-Term Incentive Plan and Directors’ Restricted Stock Plan. The 2007 Long Term Incentive Plan was approved by our shareholders at our 2007 annual meeting held on May 2, 2007. Under the 2007 Long Term Incentive Plan all previously issued and outstanding options on May 2, 2007, under the 2002 Long Term Incentive Plan, remain outstanding in accordance with their terms. The 2007 Long Term Incentive Plan allows us to grant stock based awards for a total of 6,000,000 shares of stock with not more than 1,000,000 out of that 6,000,000 to be Class A common stock and the remaining shares to be common stock. Also, the 6,000,000 shares includes the options previously outstanding under the 2002 Long Term Incentive Plan. Options previously outstanding under the 2002 Long Term Incentive plan that expire, are cancelled or are forfeited after May 2, 2007, can not be added back to the 6,000,000 share maximum.
     A summary of our stock option activity for the six months ended June 30, 2007 is as follows (in thousands):

	Six Months Ended June 30,
	2007		2006
	Class A		Class A
	Common	Common	Common	Common
	Stock	Stock	Stock	Stock
	Options	Options	Options	Options

Stock options:
Amount at beginning of period	22	1,797	19	1,664
Adjustment related to spinoff of TCM	—	—	3	238
Options granted	—	50	—	—
Options exercised	—	(33)	—	—
Options expired	—	(264)	—	—
Options forfeited	—	(21)	—	(6)

Amount at end of period	22	1,529	22	1,896

Exercisable at end of period	22	1,325	22	1,673

NOTE F — LONG TERM INCENTIVE PLAN (Continued)
     A summary of our restricted stock activity for the six months ended June 30, 2007 is as follows (in thousands):

	Six Months Ended June 30,
	2007		2006
	Class A		Class A
	Common	Common	Common	Common
	Stock	Stock	Stock	Stock
	Options	Options	Options	Options

Restricted stock:
Amount at beginning of period	—	238	—	65
Shares granted	—	55	—	55
Shares vested	—	(64)	—	—
Amount at end of period	—	229	—	120
     We recorded $310,000 and $830,000 of share-based compensation expense for the three and six months ended June 30, 2007 and $193,000 and $391,000 of share-based compensation expense for the three and six months ended June 30, 2006, respectively.
NOTE G — INCOME TAXES
     We file income tax returns in the U.S. federal jurisdiction and multiple state jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local tax examinations by tax authorities for years before 2000. This extended open adjustment period is due to material amounts of net operating loss carryforwards, which exist at the federal and multi-state jurisdictions originating from the 2000, 2001 and 2002 tax years.
     We adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, we determined that no material adjustment was required to our existing $2.9 million liability for unrecognized tax benefits at January 1, 2007. As of June 30, 2007, we have approximately $3.4 million of unrecognized tax benefits.
     Effective with the adoption of FIN 48 on January 1, 2007, we accrue interest and penalties related to unrecognized tax benefits in income tax expense based on our accounting policy election. As of June 30, 2007 and January 1, 2007, we had recorded approximately $591,000 and $495,000, respectively, of accrued interest and penalties related to uncertain tax positions.
NOTE H — COMMITMENTS AND CONTINGENCIES
Legal Proceedings and Claims
     We are subject to legal proceedings and claims that arise in the normal course of our business. In our opinion, the amount of ultimate liability, if any, with respect to these actions, will not materially affect our financial position.
Related Party Transactions
     On October 12, 2004, the University of Kentucky (“UK”) jointly awarded a sports marketing agreement to us and a wholly owned subsidiary of Triple Crown Media (“TCM”), a related party. The agreement with UK commenced on April 16, 2005 and has an initial term of seven years with the option to extend for three additional years.
     On July 1, 2006, the terms between Gray and TCM concerning the UK sports marketing agreement were amended. The amended agreement provides that we will share in profits in excess of certain amounts specified by the

NOTE H — COMMITMENTS AND CONTINGENCIES (Continued)
agreement, if any, but not losses. The agreement also provides that we would separately retain all local broadcast advertising revenue and pay all local broadcast expenses for activities under the agreement. Under the amended agreement, TCM agreed to make all license fee payments to UK. However, if TCM is unable to pay the license fee to UK, we will then pay the unpaid portion of the license fee to UK. As of June 30, 2007, the aggregate license fees to be paid to UK over the remaining portion of the full ten year term for the agreement is approximately $64.3 million. If advances are made by us on behalf of TCM, TCM will then reimburse us for the amount paid within 60 days subsequent to the close of each contract year which ends on June 30th. TCM also agreed to pay interest on this advance at a rate equal to the prime rate. As of December 31, 2006, TCM owed us $1.7 million under this contract, which was reported as a related party receivable. This balance was collected by us during the first quarter of 2007. As of June 30, 2007, we have not advanced any other amounts to TCM or UK under the agreement.
     On May 31, 2007, we entered into a second sports marketing agreement with a wholly owned subsidiary of TCM. The second agreement provides us with certain marketing, broadcasting and other promotional rights related to University of Tennessee (“UT”) sporting events and related programing. We paid $4.95 million to TCM during the second quarter of 2007 and the agreement became effective on July 1, 2007. The agreement has a term of 10 years and is accounted for as a prepaid other asset, allocated between current and non-current portions on our balance sheet. The cost of the agreement will be amortized as an operating expense over the life of the agreement.
     In connection with the redemption of all of our Series C Preferred Stock in 2007, we redeemed 649 shares from related parties affiliated with our Chairman, J. Mack Robinson. Based on the redemption price of $10,000 per share, we paid $6.5 million plus accrued dividends of $74,000 to these related parties.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview
Introduction
     The following analysis of the financial condition and results of operations of Gray Television, Inc. (“Gray”, “we”, “us”, or “our”) should be read in conjunction with our financial statements contained in this report and in our annual report filed on Form 10-K for the year ended December 31, 2006.
Overview
     We own 36 primary television stations serving 30 television markets. These primary television stations are all affiliated with broadcast networks as follows: 17 of the stations are affiliated with CBS, 10 are affiliated with NBC, eight are affiliated with ABC and one is affiliated with FOX. The combined station group has 22 markets with stations ranked #1 in local news audience and 23 markets with stations ranked #1 in overall audience within their respective markets based on the results of the average of the Nielsen November, July, May and February 2006 ratings reports. The combined TV station group reaches approximately 6.3% of total U.S. TV households. In addition, we currently operate 39 digital second channels including one affiliated with ABC, five affiliated with FOX, eight affiliated with CW and 16 affiliated with MyNetworkTV, plus seven local news/weather channels and two independent channels in certain of our existing markets. With 17 CBS affiliated stations, we are the largest independent owner of CBS affiliates in the country.
     The operating revenues of our television stations are derived primarily from broadcast advertising revenues, internet advertising revenues and, to a much lesser extent, from ancillary services such as production of commercials, tower rentals and compensation paid by the networks for broadcasting network programming.
     Broadcast advertising is sold for placement either preceding or following a television station’s network programming and within local and syndicated programming. Broadcast advertising is sold in time increments and is priced primarily on the basis of a program’s popularity among the specific audience an advertiser desires to reach, as measured by Nielsen. In addition, broadcast advertising rates are affected by the number of advertisers competing for the available time, the size and demographic makeup of the market served by the station and the availability of alternative advertising media in the market area. Broadcast advertising rates are the highest during the most desirable viewing hours, with corresponding reductions during other hours. The ratings of a local station affiliated with a major network can be affected by ratings of network programming. Internet advertising revenue is sold for placement on our stations’ websites.
     Most broadcast advertising contracts are short-term, and generally run only for a few weeks. Approximately 71% of the net revenues of our television stations, for the three months ended June 30, 2007, were generated from local advertising (including political advertising revenues), which is sold primarily by each station’s sales staff directly to local accounts, and the remainder represented primarily by national advertising, which is sold by a station’s national advertising sales representative. The stations generally pay commissions to advertising agencies on local, regional and national advertising and the stations also pay commissions to the national sales representative on national advertising.
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

Acquisition and Expansion Activity
     On March 3, 2006, we completed the acquisition of WNDU-TV, the NBC affiliate in South Bend, Indiana, from the University of Notre Dame for $88.8 million, which included certain working capital adjustments and transaction fees. We financed this acquisition with borrowings under our senior credit facility.
     During the six months ended June 30, 2006, we launched eight digital second channels in our existing television markets. As of June 30, 2007, the number of digital second channels has grown to 39. We launched these additional secondary channels in order to develop additional revenue streams while incurring minimal incremental expenses and currently plan to add one more digital second channel by December 31, 2007.
Results of Operations
     Set forth below are the principal types of broadcast revenues earned by Gray for the periods indicated and the percentage contribution of each to Gray’s total revenues (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2007		2006		2007		2006
		Percent		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total
Broadcasting net
revenues:
Local	$54,276	68.1%	$52,618	64.6%	$103,031	68.9%	$99,140	66.3%
National	19,862	24.9%	21,382	26.3%	36,955	24.7%	38,584	25.8%
Network comp.	196	0.2%	360	0.4%	385	0.3%	581	0.4%
Political	2,634	3.3%	4,706	5.8%	3,730	2.5%	6,482	4.3%
Production — other	2,782	3.5%	2,325	2.9%	5,330	3.6%	4,839	3.2%

Total	$79,750	100.0%	$81,391	100.0%	$149,431	100.0%	$149,626	100.0%

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006
     Net Revenues. Total net revenue for all stations decreased $1.6 million, or 2%, to $79.8 million due primarily to decreased political advertising revenues and decreased national advertising revenues partially offset by increased local advertising revenue in the current year. Political advertising revenues decreased $2.1 million, or 44%, to $2.6 million reflecting the influence of the 2006 elections. Local advertising revenue increased $1.7 million, or 3%, to $54.3 million and national advertising revenue decreased $1.5 million, or 7%, to $19.9 million.
     Broadcast expenses. Total broadcast expenses (before depreciation, amortization and loss on disposal of assets) increased $3.5 million, or 8%, to $49.0 million. Payroll related expenses increased approximately 6% or $1.6 million. This increase was due to an increase in the number of operational digital second channels in the current period compared to the same period of the prior year as well as routine increases in payroll related expenses for our primary channels. Non-payroll related expenses increased approximately 11% or $1.9 million. The increase was due to incremental expenses relating to an increase in the number of operational digital second channels and increases at our existing primary channels. The more significant increases at our existing primary channels were in programming, business services, promotions and bad debt expense.
     Corporate and administrative expenses. Corporate and administrative expenses, before depreciation, amortization and loss on disposal of assets increased $668,000, or 23%, to $3.6 million due primarily to incremental increases in consulting expense, primarily for news research, of $180,000, legal expense of $60,000 and non-cash stock based compensation expense of 11%. We recorded non-cash stock based compensation expense during the three months ended June 30, 2007 and 2006 of $310,000 and $193,000, respectively.
     Depreciation and amortization. Depreciation expense increased $1.6 million, or 19%, to $9.9 million. The increase is attributable to the purchase of equipment for our existing operating locations as well for the acquisition of the digital second channels described above. Amortization of intangible assets decreased $510,000, or 72%, to

$200,000. The decrease in amortization expense was due to definite life intangible assets, associated with prior year acquisitions, becoming fully amortized.
     Interest expense. Interest expense remained relatively unchanged, decreasing $131,000, or 1%, to $16.5 million. This is primarily attributable to changes in the components of debt after the redemption of all of our 9.25% Notes during the quarter, offset by higher average interest rates on our senior credit facilities in 2007. The weighted average interest rate on our long-term debt was 6.9% and 7.4% for the three months ended June 30, 2007 and 2006, respectively.
     Loss on early extinguishment of debt. During the three months ended June 30, 2007, we incurred a loss on extinguishment of debt of $16.4 million from the redemption of our 9.25% Notes. The loss included the $11.8 million in premiums, the write-off of $4.0 million in deferred financing costs and $614,000 in unamortized bond discount.
     Income tax expense or benefit. Consistent with the pre-tax loss and pre-tax income in the respective periods, an income tax benefit of $5.6 million was recorded for the three months ended June 30, 2007 as compared to an income tax expense of $2.8 million for the three months ended June 30, 2006. The effective income tax rates were approximately 36% for the current year and 39% in the prior year. Our effective income tax rate has decreased as a percentage of pre-tax loss primarily as a result of higher income tax valuation allowances against state net operating loss carryforwards and additional accruals of state tax reserves.
Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006
     Net Revenues. Total net revenue for all stations decreased slighty by $195,000, to $149.4 million due primarily to decreased political advertising revenues and decreased national advertising revenues partially offset by increased local advertising revenue in the current year. Political advertising revenues decreased $2.8 million, or 42%, to $3.7 million reflecting the influence of the 2006 elections. Local advertising revenue increased $3.9 million, or 4%, to $103.0 million and national advertising revenue decreased $1.6 million, or 4%, to $37.0 million.
     Broadcast expenses. Total broadcast expenses (before depreciation, amortization and loss on disposal of assets) increased $7.3 million, or 8%, to $97.9 million. Payroll related expenses increased approximately 6% or $3.5 million. This increase was due to an increase in the number of operational digital second channels in the current period compared to the same period of the prior year as well as routine increases in payroll related expenses for our primary channels. Non-payroll related expenses increased approximately 11% or $3.8 million. The increase was due to incremental expenses relating to an increase in the number of operational digital second channels and increases at our existing primary channels. The more significant increases at out existing primary channels were in programming, business services, promotions and bad debt expense.
     Corporate and administrative expenses. Corporate and administrative expenses, before depreciation, amortization and loss on disposal of assets increased $985,000, or 15%, to $7.6 million due primarily to incremental increases in consulting expense, primarily for news research, of $310,000, legal expense of $111,000 and non-cash stock based compensation expense of $439,000. Gray recorded non-cash stock based compensation expense during the three months ended June 30, 2007 and 2006 of $830,000 and $391,000, respectively.
     Depreciation and amortization. Depreciation expense increased $3.5 million, or 21%, to $19.5 million. The increase is attributable to the purchase of equipment for our existing operating locations as well as for the digital second channels described above. Amortization of intangible assets decreased $877,000, or 67%, to $425,000. The decrease in amortization expense was due to definite life intangible assets, associated with prior year acquisitions, becoming fully amortized.
     Interest expense. Interest expense increased $1.7 million, or 5%, to $33.8 million. This is primarily attributable to higher debt levels in 2007 and higher average interest rates on our senior credit facilities in 2007, partially offset by changes in the components of debt after the redemption of all of our 9.25% Notes during the quarter. The weighted average interest rate on our long-term debt was 6.9% and 7.3% for the six months ended June 30, 2007 and 2006, respectively.

     Loss on early extinguishment of debt. During the six months ended June 30, 2007, we replaced our former senior credit facility with a new senior credit facility and redeemed our 9.25% Notes. As a result of these transactions we recorded a loss on early extinguishment of debt of $6.5 million related to the senior credit facility and $16.4 million related to the redemption of the 9.25% Notes. The loss related to the redemption of the 9.25% Notes included the $11.8 million in premiums, the write-off of $4.0 million in deferred financing costs and $614,000 in unamortized bond discount.
     Income tax expense or benefit. Consistent with the pre-tax loss and pre-tax income in the respective periods, an income tax benefit of $11.5 million was recorded for the six months ended June 30, 2007 as compared to an income tax expense of $1.1 million for the six months ended June 30, 2006. The effective income tax rates were approximately 36% for the current year and 39% in the prior year. Our effective income tax rate has decreased as a percentage of pre-tax loss primarily as a result of higher income tax valuation allowances against state net operating loss carryforwards and additional accruals of state tax reserves.
Liquidity and Capital Resources
General
     The following tables present data that we believe is helpful in evaluating our liquidity and capital resources (in thousands).

	Six Months Ended June 30,
	2007	2006
Net cash provided by operating activities	$5,012	$40,519
Net cash used in investing activities	(18,228)	(103,610)
Net cash provided by financing activities	11,853	61,217

Decrease in cash and cash equivalents	$(1,363)	$(1,874)

	As of
	June 30, 2007	December 31, 2006
Cash and cash equivalents	$3,378	$4,741
Long-term debt including current portion	$928,500	$851,654
Preferred stock	$—	$37,451
Available credit under senior credit agreement	$96,500	$97,000
     We file a consolidated federal income tax return and such state or local tax returns as are required. Although we may earn taxable operating income, we anticipate that through the use of our available loss carryforwards we will not pay significant amounts of federal or state income taxes in the next several years.
     We believe that current cash balances, cash flows from operations and available funds under our senior credit facility will be adequate to provide for our capital expenditures, debt service, cash dividends and working capital requirements for the foreseeable future.
     We do not believe that inflation in past years has had a significant impact on our results of operations nor is inflation expected to have a significant effect upon our business in the near future.
     Net cash provided by operating activities decreased $35.5 million to $5.0 million for the six months ended June 30, 2007 compared to net cash provided of $40.5 million for the same period of the prior year. The decrease in cash provided by operations was due primarily to an increase in operating expenses of $8.2 million, increase in interest expense of $1.7 million, payment of $4.95 million for a sports marketing rights agreement and a change in current operating assets and liabilities of $16.9 million.
     Net cash used in investing activities decreased $85.4 million to $18.2 million for the six months ended June 30, 2007 compared to net cash used of $103.6 million for the same period of the prior year. The decrease in cash used in investing activities was largely due to the acquisition of WNDU-TV on March 3, 2006, representing a use of cash totaling $84.9 million. There were no similar acquisitions during the six months ended June 30, 2007.
     Net cash provided by financing activities decreased $49.3 million to $11.9 million for the six months ended June 30, 2007 compared to $61.2 million for the same period of the prior year. This decrease was due primarily to the redemption of the Series C Preferred Stock, the redemption of the 9.25% Notes and the refinancing of the senior credit facility in the current year compared to the $84.9 million borrowed to acquire WNDU-TV in 2006. The decrease in cash provided was also due to increased dividends and common stock repurchases in the current year. During the six months ended June 30, 2007, we borrowed $344.5 million to redeem all of our 9.25% Notes and Series C Preferred Stock. We used a portion of the proceeds of our borrowings to pay $13.0 million in premiums and costs in connection with the redemption of all of our 9.25% Notes. Also, during the six months ended June 30, 2007, we used cash provided by financing activities to purchase $5.5 million of our common stock, pay $3.2 million in fees related to the refinancing of our senior credit facility and pay $6.3 million of dividends (of which $2.2 million reflects the payment in January 2007 of the dividends that were declared in the fourth quarter of 2006). See the following section for more information on our refinancing.
Refinancing of Existing Long-term Debt and the Redemption of the Series C Preferred Stock
     On March 19, 2007, we completed the refinancing of our senior credit facility. The new senior credit facility has a total credit commitment of $1.025 billion and consists of a $100.0 million revolving facility and a $925.0 million institutional term loan facility. The revolving facility matures on March 19, 2014 and the term loan facility matures on December 31, 2014. In addition, the term loan facility will require quarterly installments of principal repayments equal to 0.25% of the total commitment beginning March 31, 2008. No permanent reductions to the revolving credit facility commitment will be required prior to the final maturity date of that facility.
     On March 19, 2007, we drew $8.0 million on the revolving credit facility and drew $610.0 million on the term loan facility to fund the payoff of all outstanding amounts under our former senior credit facility, to pay fees and expenses relating to the refinancing and for other general corporate purposes. In connection with this refinancing, we incurred fees of approximately $3.2 million and recorded a loss on early extinguishment of debt of $6.5 million.
     On April 18, 2007, we drew $275.0 million on the term loan facility of our senior credit agreement and redeemed all of our then outstanding 9.25% Notes. The redemption transaction included the payment of all $253.8 million in outstanding principal plus $8.0 million in accrued interest and $11.8 million in premiums due to the holders of the 9.25% Notes upon the early redemption. As a result of the redemption of the 9.25% Notes, we recorded a loss on early extinguishment of debt of $16.4 million during the three and six months ended June 30, 2007.
     On May 22, 2007, we drew $40.0 million on the term loan facility of our senior credit facility to redeem of all of our outstanding Series C Preferred Stock and pay applicable accrued dividends, fees and expenses related to the redemption. The liquidation value per share was $10,000. The total paid to the shareholders was $37.9 million plus $429,000 in accrued dividends at 8.0% per annum. The funds remaining from the $40.0 million draw after the redemption were used to pay down debt balances under the revolver portion of the senior credit facility.
     Under the new senior credit facility, we can choose to pay interest at a rate equal to the LIBOR rate plus a margin or at the lenders’ base rate, generally equal to the lenders’ prime rate, plus a margin. The applicable margin for the revolving credit facility varies based on our leverage ratio as defined in the loan agreement. Presented below are the ranges of applicable margins available to us based on our performance in comparison with the terms as defined in the new senior credit facility:

	Applicable Margin	Applicable Margin
	for Base Rate Advances	for LIBOR Advances

Revolving Credit Facility	0.00% - 0.25%	0.625% - 1.50%

Term Loan Facility	0.25%	1.50%

     Also under the new senior credit facility, we pay a commitment fee on the average daily unused portion of the revolving credit facility ranging from 0.20% to 0.50% on an annual basis.
     As of June 30, 2007, the applicable margins for base rate advances and LIBOR advances under the revolving portion of the facility were 0.25% and 1.5%, respectively, and the commitment fee was 0.50%. The amount outstanding under the senior credit facility as of June 30, 2007 was $928.5 million and is allocated as follows: revolving loan of $3.5 million and term loan facility of $925.0 million. Available credit under the revolving credit facility as of June 30, 2007 was $96.5 million.
     The collateral for the new senior credit facility consists of substantially all of our and our subsidiaries’ assets, excluding real estate. In addition, our subsidiaries are joint and several guarantors of the obligations and our ownership interests in our subsidiaries are pledged to collateralize the obligations. The new senior credit facility contains affirmative and restrictive covenants that we must comply with, including but not limited to (a) limitations on additional indebtedness, (b) limitations on liens, (c) limitations on amendments to our by-laws and articles of incorporation, (d) limitations on mergers and the sale of assets, (e) limitations on guarantees, (f) limitations on investments and acquisitions, (g) limitations on the payment of dividends and the redemption of our capital stock, (h) maintenance of a specified leverage ratio not to exceed certain maximum limits, (i) limitations on related party transactions, (j) limitations on the purchase of real estate, (k) limitations on entering into multiemployer retirement plans, as well as other customary covenants for credit facilities of this type. As of June 30, 2007, we were in compliance with these covenants.
Capital Expenditures
     Capital expenditures for the six months ended June 30, 2007 and 2006 were $17.8 million and $14.4 million, respectively. The 2007 period included significant capital expenditures at WKYT-TV, our Lexington, Kentucky station, relating to the purchase of equipment necessary for the broadcast of local news in the full high definition television format. In addition, the 2007 period included capital expenditures at KKCO-TV, our Colorado Springs, Colorado station, and WCAV-TV, our Charlottsville, Virginia station, for the purchases of land and a building to be used for new studios.
Related Party Transactions
     On October 12, 2004, the University of Kentucky (“UK”) jointly awarded a sports marketing agreement to us and a wholly owned subsidiary of Triple Crown Media (“TCM”), a related party. The agreement with UK commenced on April 16, 2005 and has an initial term of seven years with the option to extend for three additional years.
     On July 1, 2006, the terms between Gray and TCM concerning the UK sports marketing agreement were amended. The amended agreement provides that we will share in profits in excess of certain amounts specified by the agreement, if any, but not losses. The agreement also provides that we would separately retain all local broadcast advertising revenue and pay all local broadcast expenses for activities under the agreement. Under the amended agreement, TCM agreed to make all license fee payments to UK. However, if TCM is unable to pay the license fee to UK, we will then pay the unpaid portion of the license fee to UK. As of June 30, 2007, the aggregate license fees to be paid to UK over the remaining portion of the full ten year term for the agreement is approximately $64.3 million. If advances are made by us on behalf of TCM, TCM will then reimburse us for the amount paid within 60 days subsequent to the close of each contract year which ends on June 30th. TCM also agreed to pay interest on this advance at a rate equal to the prime rate. As of December 31, 2006, TCM owed us $1.7 million under this contract, which was reported as a related party receivable. This balance was collected by us during the first quarter of 2007. As of June 30, 2007, we have not advanced any other amounts to TCM or UK under the agreement.
     On May 31, 2007, we entered into a second sports marketing agreement with a wholly owned subsidiary of TCM. The second agreement provides us with certain marketing, broadcasting and other promotional rights related to University of Tennessee (“UT”) sporting events and related programming. We paid $4.95 million to TCM during the second quarter of 2007 and the agreement became effective on July 1, 2007. The agreement has a term of 10 years and is accounted for as a prepaid-other asset, allocated between current and non-current portions on our balance sheet. The cost of the agreement will be amortized as an operating expense over the life of the agreement.
     In connection with the redemption of all of our Series C Preferred Stock in 2007, we redeemed 649 shares from related parties affiliated with our Chairman, J. Mack Robinson. Based on the redemption price of $10,000 per share we paid $6.5 million plus accrued dividends of $74,000 to these related parties.
Other
     During the six months ended June 30, 2007, we contributed $1.2 million to our pension plans. During the remainder of 2007, we expect to contribute an additional $2.0 million to our pension plans.
Critical Accounting Policies
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make judgments and estimates that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ from those estimates. We consider our accounting policies relating to intangible assets and income taxes to be critical policies that require judgments or estimates in their application where variances in those judgments or estimates could make a significant difference to our future reported results. These critical accounting policies and estimates are more fully disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.
Cautionary Note Regarding Forward-Looking Statements
     This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Quarterly Report, the words “believes,” “expects,” “anticipates,” “estimates” and similar words and expressions are generally intended to identify forward-looking statements. Statements that describe our future strategic plans, goals, or objectives are also forward-looking statements. Readers of this Quarterly Report are cautioned that any forward-looking statements, including those regarding our intent, belief or current expectations, are not guarantees of future performance, results or events and involve risks and uncertainties, and that actual results and events may differ materially from those in the forward-looking statements as a result of various factors including, but not limited to those listed in Item 1A of this Quarterly Report and the other factors described from time to time in our filings with the Securities and Exchange Commission. The forward-looking statements included in this Quarterly Report are made only as of the date hereof. We undertake no obligation to update such forward-looking statements to reflect subsequent events or circumstances, except as required by law.
Item 3. Quantitative and Qualitative Disclosure About Market Risk
     We believe that the market risk of our financial instruments as of June 30, 2007 have not materially changed since December 31, 2006. The market risk profile on December 31, 2006 is disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.
Item 4. Controls and Procedures
     As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and the CFO have concluded that Gray’s disclosure controls and procedures are effective to ensure that information required to be disclosed by Gray in reports that it files or furnishes under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and to ensure that such information is accumulated and communicated to Gray’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosures. There were no changes in Gray’s internal control over financial reporting during the second quarter of 2007 identified in connection with this evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     The information contained in “Note H — Commitments and Contingencies — Legal Proceedings and Claims” to our unaudited Condensed Consolidated Financial Statements filed as part of this Quarterly Report on Form 10-Q is incorporated herein by reference.
Item 1A. Risk Factors
     The risk factor immediately following, which was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006, has been modified to provide additional disclosure related to changes since we filed our Annual Report on Form 10-K for the year ended December 31, 2006. Please refer to Part I, Item 1A in our Annual Report Form on Form 10-K for the year ended December 31, 2006 for a complete description of our risk factors.
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
Item 4. Submission of Matters to a Vote of Security Holders
     The following matters were voted upon at our 2007 Annual Meeting of Shareholders, on May 2, 2007, and votes were cast as indicated:
     (a) Our shareholders voted on the election of the following nominees for director and votes were cast as indicated. Each nominee was elected as a director:

	Common Stock Votes		Class A Votes
Nominee	For	Withheld	For	Withheld
Richard L. Boger	34,742,895	600,663	52,569,290	101,660
Ray M. Deaver	34,518,409	825,149	52,567,100	103,850
T. L. Elder	34,746,824	596,734	52,569,290	101,660
Hilton H. Howell, Jr.	28,714,147	6,629,411	52,394,380	276,570
William E. Mayher, III	34,746,793	596,765	52,569,290	101,660
Zell B. Miller	35,028,776	314,782	52,560,290	110,660
Howell W . Newton	34,256,764	1,086,794	52,567,100	103,850
Hugh E. Norton	31,436,602	3,906,956	52,413,360	257,590
Robert S. Prather, Jr.	32,702,140	2,641,418	52,566,080	104,870
Harriett J. Robinson	32,090,387	3,253,171	52,557,550	113,400
J. Mack Robinson	30,696,957	4,646,601	52,566,340	104,610
     (b) Our sharehiolders voted on the approval of the Gray Television, Inc. 2007 Long Term Incentive Plan and votes were cast as indicated. The plan was approved:

	Common Stock Votes
				Broker
	For	Against	Abstain	No-Votes

Gray Television, Inc. 2007 Long Term Incentive Plan	18,799,253	7,153,202	125,530	15,983,051

	Class A Votes
				Broker
	For	Against	Abstain	No-Votes

Gray Television, Inc. 2007 Long Term Incentive Plan	45,441,290	2,355,240	403,140	9,330,530
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

GRAY TELEVISION, INC. (Registrant)
Date: August 6, 2007	By:	/s/ James C. Ryan
James C. Ryan,
Senior Vice President and Chief Financial Officer