Form 10-Q
period 2007-09-30
GRAY TELEVISION INC
filed 2007-11-07
CIK 43196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2007 or

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
Large accelerated filer ☐      Accelerated filer ☑       Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock, (No Par Value)	Class A Common Stock, (No Par Value)

42,350,720 shares outstanding as of October 24, 2007	5,753,020 shares outstanding as of October 24, 2007

INDEX
GRAY TELEVISION, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands)

	September 30,	December 31,
	2007	2006
Assets:
Current assets:
Cash and cash equivalents	$1,233	$4,741
Accounts receivable, less allowance for doubtful accounts of $1,168 and $1,033, respectively	61,672	60,346
Program broadcast rights	13,950	10,459
Related party receivable	—	1,710
Related party prepaid expense	363	—
Deferred tax asset	600	600
Prepaid and other current assets	3,862	2,302

Total current assets	81,680	80,158

Property and equipment:
Land	22,291	20,741
Buildings and improvements	48,512	44,601
Equipment	278,283	264,738

	349,086	330,080
Accumulated depreciation	(171,089)	(142,960)

	177,997	187,120

Deferred loan costs, net	3,433	11,584
Broadcast licenses	1,059,066	1,059,066
Goodwill	269,118	269,536
Other intangible assets, net	2,885	3,510
Investment in broadcasting company	13,599	13,599
Related party prepaid expense, less current portion	4,500	—
Other	3,065	3,714

Total assets	$1,615,343	$1,628,287

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (Continued)
(in thousands)

	September 30,	December 31,
	2007	2006
Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$3,430	$7,848
Employee compensation and benefits	9,719	11,408
Accrued interest	16,018	10,832
Other accrued expenses	5,948	6,569
Dividends payable	—	2,207
Federal and state income taxes	2,987	2,616
Current portion of program broadcast obligations	15,071	12,975
Acquisition related liabilities	1,084	1,060
Deferred revenue	4,615	3,786
Current portion of long-term debt	6,937	4,500

Total current liabilities	65,809	63,801

Long-term debt, less current portion	918,063	847,154
Program broadcast obligations, less current portion	1,979	2,713
Deferred income taxes	263,915	282,540
Long-term deferred revenue	4,019	4,215
Accrued pension costs	6,974	6,951
Other	13,583	3,708

Total liabilities	1,274,342	1,211,082

Commitments and contingencies (Note H)

Redeemable serial preferred stock, no par value; cumulative; convertible; designated 5 shares, respectively, issued and outstanding 0 and 4 shares, respectively ($0 and $37,890 aggregate liquidation value, respectively)	—	37,451

Stockholders’ equity:
Common stock, no par value; authorized 100,000 shares, issued 46,047 shares and 45,691 shares, respectively	447,307	443,698
Class A common stock, no par value; authorized 15,000 shares, issued 7,332 shares	15,321	15,321
Accumulated deficit	(50,604)	(20,026)
Accumulated other comprehensive loss, net of income tax	(8,695)	(2,429)

	403,329	436,564

Treasury stock at cost, common stock, 3,772 shares and 3,124 shares, respectively	(39,930)	(34,412)
Treasury stock at cost, Class A common stock, 1,579 shares	(22,398)	(22,398)

Total stockholders’ equity	341,001	379,754

Total liabilities and stockholders’ equity	$1,615,343	$1,628,287

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands except for per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues (less agency commissions)	$73,585	$80,592	$223,015	$230,216
Operating expenses before depreciation, amortization and loss on disposal of assets, net:
Broadcast	49,583	47,456	147,449	138,058
Corporate and administrative	3,932	3,481	11,577	10,140
Depreciation	9,956	8,769	29,423	24,817
Amortization of intangible assets	200	709	625	2,011
Loss on disposals of assets, net	5	221	122	493

	63,676	60,636	189,196	175,519

Operating income	9,909	19,956	33,819	54,697
Other income (expense):
Miscellaneous income, net	177	91	984	496
Interest expense	(16,812)	(17,542)	(50,610)	(49,664)
Loss on early extinguishment of debt	—	(237)	(22,853)	(347)

Income (loss) before income taxes	(6,726)	2,268	(38,660)	5,182
Income tax expense (benefit)	(2,546)	909	(14,021)	2,058

Net income (loss)	(4,180)	1,359	(24,639)	3,124
Preferred dividends (includes accretion of issuance cost of $0, $47, $439, and $91, respectively)	—	840	1,626	2,469

Net income (loss) available to common stockholders	$(4,180)	$519	$(26,265)	$655

Basic per share information:
Net income (loss) available to common stockholders	$(0.09)	$0.01	$(0.55)	$0.01

Weighted average shares outstanding	47,760	48,072	47,728	48,532

Diluted per share information:
Net income (loss) available to common stockholders	$(0.09)	$0.01	$(0.55)	$0.01

Weighted average shares outstanding	47,760	48,072	47,728	48,543

Dividends declared per share	$0.03	$0.03	$0.09	$0.09

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS (Unaudited)
(in thousands except for number of shares)

										Accumulated
	Class A					Class A		Common		Other
	Common Stock		Common Stock		Accumulated	Treasury Stock		Treasury Stock		Comprehensive
	Shares	Amount	Shares	Amount	Deficit	Shares	Amount	Shares	Amount	Loss	Total
Balance at December 31, 2006	7,331,574	$15,321	45,690,633	$443,698	$(20,026)	(1,578,554)	$(22,398)	(3,123,750)	$(34,412)	$(2,429)	$379,754

Net loss	—	—	—	—	(24,639)	—	—	—	—	—	(24,639)

Loss on derivatives , net of income tax	—	—	—	—	—	—	—	—	—	(6,266)	(6,266)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	(30,905)

Common stock cash dividends ($0.09) per share	—	—	—	—	(4,313)	—	—	—	—	—	(4,313)

Preferred stock dividends	—	—	—	—	(1,626)	—	—	—	—	—	(1,626)

Issuance of common stock:
401(k) plan	—	—	235,967	1,987	—	—	—	—	—	—	1,987
Non-qualified stock plan	—	—	65,118	507	—	—	—	—	—	—	507
Directors’ restricted stock plan	—	—	55,000	—	—	—	—	—	—	—	—

Repurchase of common stock	—	—	—	—	—	—	—	(647,800)	(5,518)	—	(5,518)

Stock based compensation	—	—	—	1,115	—	—	—	—	—	—	1,115

Balance at September 30, 2007	7,331,574	$15,321	46,046,718	$447,307	$(50,604)	(1,578,554)	$(22,398)	(3,771,550)	$(39,930)	$(8,695)	$341,001

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2007	2006
Operating activities
Net income (loss)	$(24,639)	$3,124
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	29,423	24,817
Amortization of intangible assets	625	2,011
Amortization of deferred loan costs	848	1,737
Amortization of bond discount	39	99
Amortization of share based compensation	1,115	581
Write off loan acquisition costs from early extinguishment of debt	22,853	54
Amortization of program broadcast rights	11,345	10,432
Payments on program broadcast obligations	(12,817)	(9,150)
Common stock contributed to 401(K) Plan	1,987	1,257
Deferred income taxes	(14,619)	1,851
Loss on disposal of assets, net	122	493
Payment for related party prepaid asset	(4,950)	—
Other	(170)	909
Changes in operating assets and liabilities, net of business acquisitions:
Receivables and other current assets	(444)	6,226
Accounts payable and other current liabilities	(3,985)	3,213
Accrued interest	5,186	12,790

Net cash provided by operating activities	11,919	60,444

Investing activities
Acquisition of television businesses and licenses, net of cash acquired	(92)	(85,667)
Purchases of property and equipment	(21,861)	(28,861)
Payments on acquisition related liabilities	(756)	(2,468)
Other	134	(89)

Net cash used in investing activities	(22,575)	(117,085)

Financing activities
Proceeds from borrowings on long-term debt	360,500	120,000
Repayments of borrowings on long-term debt	(286,500)	(56,601)
Deferred loan costs	(3,197)	—
Subordinated note redemption costs	(13,045)	—
Dividends paid, net of accreted preferred dividend	(7,709)	(4,520)
Proceeds from issuance of common stock	507	—
Redemption of preferred stock	(37,890)	—
Purchase of common stock	(5,518)	(5,646)
Purchase of preferred stock from related party	—	(1,750)

Net cash provided by financing activities	7,148	51,483

Net decrease in cash and cash equivalents	(3,508)	(5,158)
Cash and cash equivalents at beginning of period	4,741	9,315

Cash and cash equivalents at end of period	$1,233	$4,157

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE A—BASIS OF PRESENTATION
     The accompanying condensed balance sheet as of December 31, 2006, which was derived from audited financial statements, and the unaudited condensed consolidated financial statements as of and for the period ended September 30, 2007 of Gray Television, Inc. (“Gray,” “we”, “us” or “our”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Our operations consist of one reportable segment. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006.
Seasonality
     Broadcast advertising revenues are generally highest in the second and fourth quarters each year, due in part to increases in advertising in the spring and in the period leading up to and including the holiday season. In addition, broadcast advertising revenues are generally higher during even numbered years due to spending by political candidates, which spending typically is heaviest during the fourth quarter. Operating results for the nine month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.
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

NOTE A—BASIS OF PRESENTATION (Continued)
Earnings Per Share
     We compute earnings per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“EPS”). The following table reconciles basic weighted average shares outstanding to diluted weighted average shares outstanding for the three and nine months ended September 30, 2007 and 2006 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Weighted average shares outstanding — basic	47,760	48,072	47,728	48,532
Stock options, warrants, convertible preferred stock and restricted stock	—	—	—	11

Weighted average shares outstanding — diluted	47,760	48,072	47,728	48,543

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

	As of
	September 30,
	2007	2006
Antidilutive securities excluded from diluted earnings per share:
Employee stock options outstanding	1,143	1,867
Nonvested restricted stock outstanding	209	100
Shares issuable upon potential conversion of Series C Preferred Stock	—	2,899

Total	1,352	4,866

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
     Hedge effectiveness is evaluated at the end of each quarter. We compare the notional amount, the variable interest rate and the settlement dates of the swap agreements to the hedged portion of the debt. Historically, the swap

NOTE A—BASIS OF PRESENTATION (Continued)
Accounting for Derivatives (Continued)
agreements have been highly effective hedges. However, to the extent that any hedge ineffectiveness might occur, it is recognized in earnings during the period that it occurred.
Recent Accounting Pronouncement
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a common definition for fair value to be applied to U.S. GAAP guidance requiring use of fair value, establishes a framework for measuring fair value and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of SFAS No. 157 on our consolidated financial position and results of operations.
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
     Unaudited pro forma operating data for the nine months ended September 30, 2006 is presented as though WNDU-TV had been acquired at January 1, 2006. The unaudited pro forma operating data does not purport to represent what our actual results of operations would have been had we acquired WNDU-TV on January 1, 2006 and should not serve as a forecast of our operating results for any future periods. The pro forma adjustments are based solely upon certain assumptions that management believes are reasonable under the circumstances at this time. The unaudited pro forma operating data is presented as follows (in thousands, except per common share data):

Pro Forma
Operating Data
Nine Months Ended
September 30, 2006
(Unaudited)
Operating revenues	$232,801
Operating income	$54,477
Net income	$2,714
Preferred dividends	$2,469
Net income available to common stockholders	$245

Basic per share information:
Net income available to common stockholders	$0.01
Weighted average shares outstanding	48,532

Diluted per share information:
Net income available to common stockholders	$0.01
Weighted average shares outstanding	48,543

NOTE B — BUSINESS ACQUISITION (Continued)
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
     On April 18, 2007, we drew $275.0 million on the term loan facility of our senior credit facility and redeemed all of our then outstanding 9.25% Senior Subordinated Notes due 2011 (the “9.25% Notes”). The redemption transaction included the payment of all $253.8 million in outstanding principal plus $8.0 million in accrued interest and $11.8 million in premiums due to the holders of the 9.25% Notes upon the early redemption. As a result of the redemption of the 9.25% Notes, we recorded a loss on early extinguishment of debt of $16.4 million during the nine months ended September 30, 2007.
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

NOTE C — LONG-TERM DEBT (Continued)
Senior credit facility (Continued)
     The amount outstanding under the senior credit facility as of September 30, 2007 was $925.0 million comprised solely of the term loan facility. The revolving credit facility did not have an outstanding balance at the balance sheet date. The weighted average interest rate on the balance outstanding under the senior credit facility at September 30, 2007 and December 31, 2006 was 6.9% and 7.0%, respectively. Available credit under the revolving credit facility as of September 30, 2007 was $100.0 million. As of September 30, 2007, the commitment fee was 0.50% on the available credit under the senior credit facility.
     The collateral for the new senior credit facility consists of substantially all of our and our subsidiaries’ assets, excluding real estate. In addition, our subsidiaries are joint and several guarantors of the obligations and our ownership interests in our subsidiaries are pledged to collateralize the obligations. The new senior credit facility contains affirmative and restrictive covenants that we must comply with, including but not limited to (a) limitations on additional indebtedness, (b) limitations on liens, (c) limitations on amendments to our by-laws and articles of incorporation, (d) limitations on mergers and the sale of assets, (e)  limitations on guarantees, (f) limitations on investments and acquisitions, (g) limitations on the payment of dividends and the redemption of our capital stock, (h) maintenance of a specified leverage ratio not to exceed certain maximum limits, (i) limitations on related party transactions, (j) limitations on the purchase of real estate, (k) limitations on entering into multiemployer retirement plans, as well as other customary covenants for credit facilities of this type. As of September 30, 2007, we were in compliance with these covenants.
Interest rate swap agreements
     We entered into a swap agreement in 2006 for the purpose of converting $100.0 million of our variable rate debt under our previous credit facility to fixed rate debt. The interest rate on this debt was three-month LIBOR plus a margin as stated in the credit facility.
     The swap agreement had a notional amount of $100.0 million and was effective from April 3, 2006 through January 3, 2007 with quarterly settlement dates. Under the swap agreement, we paid a fixed rate of 5.05% and received three-month LIBOR. Under the credit facility, we paid variable interest at three-month LIBOR on the $100.0 million of designated debt. After each period, we compared the notional amount of the swap agreement, the variable interest rate of the swap agreement and the settlement date of the swap agreement to that of the hedged portion of the debt, to confirm that the hedge had been highly effective.
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
     Our swap agreements hedge our exposure to variability in expected future cash flows related to the LIBOR component of interest payments on existing debt. We document our hedging relationships and our risk management objectives. We evaluate the hedging relationships both at inception of the swap agreement and throughout the contract term to assure that they are highly effective. Our swap agreements do not include written options. Our swap agreements are intended solely to modify the payments for a recognized liability from a variable rate to a fixed rate. Our swap agreements do not qualify for short-cut method accounting because the variable rate debt being hedged is pre-payable.

NOTE C — LONG-TERM DEBT (Continued)
Interest rate swap agreements (Continued)
     As of September 30, 2007, the swap agreements had a negative market value of $10.3 million which was recorded as an other long-term liability.
NOTE D — REDEEMABLE PREFERRED STOCK
     On May 22, 2007, we redeemed all outstanding shares of our Series C Preferred Stock. The liquidation value per share was $10,000. The total paid to the shareholders was $37.9 million plus $429,000 in accrued dividends at 8.0% per annum.
NOTE E — RETIREMENT PLANS
     The following table provides the components of net periodic benefit cost for our pension plans for the three and nine months ended September 30, 2007 and 2006, respectively (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Service cost	$742	$715	$2,197	$2,054
Interest cost	418	375	1,253	1,108
Expected return on plan assets	(398)	(377)	(1,193)	(1,020)
Loss amortization	39	71	116	256

Net periodic benefit cost	$801	$784	$2,373	$2,398

     During the three and nine months ended September 30, 2007, we contributed $1.1 and $2.3 million to our pension plans, respectively. For the remainder of the fiscal year ending December 31, 2007, we expect to contribute an additional $881,000 to our pension plans.
NOTE F — LONG-TERM INCENTIVE PLAN
     We recognize compensation expense for stock options and restricted shares granted to our employees and directors under our 2007 Long-Term Incentive Plan and Directors’ Restricted Stock Plan. The 2007 Long-Term Incentive Plan was approved by our shareholders at our 2007 annual meeting held on May 2, 2007. Under the 2007 Long-Term Incentive Plan all previously issued and outstanding options on May 2, 2007, under the 2002 Long-Term Incentive Plan remain outstanding in accordance with their terms. The 2007 Long-Term Incentive Plan allows us to grant share-based awards for a total of 6,000,000 shares of stock with not more than 1,000,000 out of that 6,000,000 to be Class A common stock and the remaining shares to be common stock. In addition, the 6,000,000 shares include the options previously granted and outstanding under the 2002 Long-Term Incentive Plan. Options previously outstanding under the 2002 Long-Term Incentive plan that expire, are cancelled or are forfeited after May 2, 2007, can not be added back to the 6,000,000 share maximum.

NOTE F — LONG-TERM INCENTIVE PLAN (Continued)
     A summary of our stock option activity for the nine months ended September 30, 2007 and 2006 is as follows (in thousands):

	Nine Months Ended September 30,
	2007		2006
	Class A		Class A
	Common	Common	Common	Common
	Stock	Stock	Stock	Stock
	Options	Options	Options	Options
Stock options:
Amount at beginning of period	22	1,797	19	1,664
Adjustment related to spinoff	—	—	3	238
Options granted	—	50	—	—
Options exercised	—	(65)	—	—
Options expired	—	(621)	—	—
Options forfeited	—	(40)	—	(58)

Amount at end of period	22	1,121	22	1,844

Exercisable at end of period	22	1,021	22	1,621
     A summary of our restricted stock activity for the nine months ended September 30, 2007 and 2006 is as follows (in thousands):

	Nine Months Ended September 30,
	2007		2006
	Class A		Class A
	Common	Common	Common	Common
	Stock	Stock	Stock	Stock
	Options	Options	Options	Options
Restricted stock:
Amount at beginning of period	—	238	—	65
Shares granted	—	55	—	55
Shares vested	—	(84)	—	(20)

Amount at end of period	—	209	—	100

     We recorded $285,000 and $1.1 million of share-based compensation expense for the three and nine months ended September 30, 2007 and $191,000 and $581,000 of share-based compensation expense for the three and nine months ended September 30, 2006, respectively.

NOTE G — INCOME TAXES
     On January 1, 2007, we adopted the provisions of FIN 48 “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109 (“SFAS 109”) “Accounting for Income Taxes,” clarifying the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. This statement prescribes a recognition threshold and measurement attribution for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities.
     As a result of the implementation of FIN 48, we determined that no material adjustment was required to our existing $2.9 million liability for unrecognized tax benefits at January 1, 2007.  As of September 30, 2007, we have approximately $3.5 million of unrecognized tax benefits. Effective with the adoption of FIN 48 on January 1, 2007, we accrued interest and penalties related to unrecognized tax benefits in income tax expense based on our accounting policy election.  As of September 30, 2007 and January 1, 2007, we had recorded approximately $648,000 and $495,000, respectively, of accrued interest and penalties related to uncertain tax positions.
     We recorded a tax benefit of $14.0 million for the nine months ended September 30, 2007 as compared to tax expense of $2.1 million for the nine months ended September 30, 2006, representing effective tax rates of 36% and 40%, respectively. The difference between our effective tax rate and the 35% federal statutory rate in the current year resulted primarily from certain permanent items expense recognized in accordance with FIN 48 on uncertain tax positions and state income tax expense. The overall decrease in the effective tax rate from the nine months ended September 30, 2007 compared to the comparable period in 2006 can be attributed to the timing of state income tax accruals.
     We file income tax returns in the U.S. federal jurisdiction and multiple state jurisdictions.  With few exceptions, we are no longer subject to U.S. federal, state and local tax examinations by tax authorities for years prior to 2000.  This extended open adjustment period is due to material amounts of net operating loss carryforwards, which exist at the federal and multi-state jurisdictions originating from the 2000, 2001 and 2002 tax years.
NOTE H — COMMITMENTS AND CONTINGENCIES
Legal Proceedings and Claims
     We are subject to legal proceedings and claims that arise in the normal course of our business. In our opinion, the amount of ultimate liability, if any, with respect to these actions will not materially affect our financial position.
Related Party Transactions
     On October 12, 2004, the University of Kentucky (“UK”) jointly awarded a sports marketing agreement to us and a wholly-owned subsidiary of Triple Crown Media, Inc. (“TCM”), a related party. The agreement with UK commenced on April 16, 2005 and has an initial term of seven years with the option to extend for three additional years.
     On July 1, 2006, the terms between Gray and TCM concerning the UK sports marketing agreement were amended. The amended agreement provides that we will share in profits in excess of certain amounts specified by the agreement, if any, but not losses. The agreement also provides that we would separately retain all local broadcast advertising revenue and pay all local broadcast expenses for activities under the agreement. Under the amended agreement, TCM agreed to make all license fee payments to UK. However, if TCM is unable to pay the license fee to UK, we will then pay the unpaid portion of the license fee to UK. As of September 30, 2007, the aggregate license fees to be paid to UK over the remaining portion of the full ten year term for the agreement is approximately $64.3 million. If advances are made by us on behalf of TCM, TCM will then reimburse us for the amount paid within 60 days subsequent to the close of each contract year which ends on June 30th. TCM has also agreed to pay interest on any advance at a rate equal to the prime rate. As of December 31, 2006, TCM owed us $1.7 million under this contract, which was reported as a related party receivable. This balance was collected by us during the three months

NOTE H — COMMITMENTS AND CONTINGENCIES (Continued)
Related Party Transactions (Continued)
ended March 31, 2007. As of September 30, 2007, we have not advanced any other amounts to TCM or UK under the agreement.
     On May 31, 2007, we entered into a second sports marketing agreement with a wholly owned subsidiary of TCM. The second agreement provides us with certain marketing, broadcasting and other promotional rights related to University of Tennessee (“UT”) sporting events and related programing. We paid $4.95 million to TCM in June of 2007 and the agreement became effective on July 1, 2007. The agreement has a term of ten years and is accounted for as a prepaid other asset, allocated between current and non-current portions on our balance sheet. The cost of the agreement will be amortized as an operating expense over the life of the agreement.
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
Introduction
     The following analysis of the financial condition and results of operations of Gray Television, Inc. (“Gray,” “we,” “us” or “our”) should be read in conjunction with our financial statements contained in this report and in our annual report on Form 10-K for the year ended December 31, 2006.
Overview
     We own 36 primary television stations serving 30 television markets. These primary television stations are all affiliated with broadcast networks as follows: 17 of the stations are affiliated with CBS, 10 are affiliated with NBC, eight are affiliated with ABC and one is affiliated with FOX. With 17 CBS affiliated stations, we are the largest independent owner of CBS affiliates in the country. The combined station group has 22 markets with stations ranked #1 in local news audience and 23 markets with stations ranked #1 in overall audience within their respective markets based on the results of the average of the Nielsen November, July, May and February 2006 ratings reports. The combined TV station group reaches approximately 6.3% of total U.S. TV households. In addition, we currently operate 40 digital second channels including one affiliated with ABC, five affiliated with FOX, eight affiliated with CW and 16 affiliated with MyNetworkTV, plus eight local news/weather channels and two independent channels in certain of our existing markets.
     The operating revenues of our television stations are derived primarily from broadcast advertising revenues, internet advertising revenues and, to a much lesser extent, from ancillary services such as production of commercials, tower rentals and compensation paid by the networks for broadcasting network programming.
     Broadcast advertising is sold for placement either preceding or following a television station’s network programming and within local and syndicated programming. Broadcast advertising is sold in time increments and is priced primarily on the basis of a program’s popularity among the specific audience an advertiser desires to reach, as measured by Nielsen. In addition, broadcast advertising rates are affected by the number of advertisers competing for the available time, size and demographic makeup of the market served by the station and the availability of alternative advertising media in the market area. Broadcast advertising rates are the highest during the most desirable viewing hours, with corresponding reductions during other hours. The ratings of a local station affiliated with a major network can be affected by ratings of network programming. Internet advertising is sold for placement on our stations’ websites.
     Most broadcast advertising contracts are short-term, and generally run only for a few weeks. Approximately 70% of the net revenues of our television stations, for the three months ended September 30, 2007, were generated from local advertising (including political advertising revenues), which is sold primarily by each station’s sales staff directly to local accounts, and the remainder is represented primarily by national advertising, which is sold by a station’s national advertising sales representative. The stations generally pay commissions to advertising agencies on local, regional and national advertising and the stations also pay commissions to the national sales representative on national advertising.
     Broadcast advertising revenues are generally highest in the second and fourth quarters each year, due in part to increases in advertising in the spring and in the period leading up to and including the holiday season. In addition, broadcast advertising revenues are generally higher during even numbered years due to spending by political candidates, which spending typically is heaviest during the fourth quarter.
     The primary broadcasting operating expenses are employee compensation, related benefits and programming costs. In addition, the broadcasting operations incur overhead expenses, such as maintenance, supplies, insurance, rent and utilities. A large portion of the operating expenses of the broadcasting operations is fixed.

Acquisition and Expansion Activity
     On March 3, 2006, we acquired all of the outstanding capital stock of Michiana Telecasting, Corporation, operator of WNDU-TV, the NBC affiliate in South Bend, Indiana, from the University of Notre Dame for $88.8 million, which included certain working capital adjustments and transaction fees. We financed this acquisition with borrowings under our senior credit facility.
     During the nine months ended September 30, 2006, we launched 12 digital second channels in our existing television markets. As of September 30, 2007, the number of digital second channels has grown to 39. We launched these additional secondary channels in order to develop additional revenue streams while incurring minimal incremental expenses and currently plan to add one more digital second channel by December 31, 2007.
Results of Operations
     Set forth below are the principal types of broadcast revenues earned by us for the periods indicated and the percentage contribution of each to our total revenues (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007		2006		2007		2006
		Percent		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total
Broadcast net revenues:
Local	$50,266	68.3%	$47,736	59.2%	$153,297	68.7%	$146,875	63.8%
National	19,237	26.1%	19,508	24.2%	56,191	25.2%	58,092	25.2%
Network comp.	180	0.2%	259	0.3%	564	0.3%	839	0.4%
Political	1,450	2.0%	10,595	13.1%	5,181	2.3%	17,077	7.4%
Production - other	2,452	3.4%	2,494	3.2%	7,782	3.5%	7,333	3.2%

Total	$73,585	100.0%	$80,592	100.0%	$223,015	100.0%	$230,216	100.0%

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006
     Net Revenues. Total net revenues for all stations decreased $7.0 million, or 9%, to $73.6 million due primarily to decreased political advertising revenues and decreased national advertising revenues partially offset by increased local advertising revenues. Political advertising revenues decreased $9.1 million, or 86%, to $1.5 million reflecting the influence of the 2006 elections. Local advertising revenues increased $2.5 million, or 5%, to $50.3 million and national advertising revenues decreased $0.3 million, or 1%, to $19.2 million.
     Broadcast expenses. Total broadcast expenses (before depreciation, amortization and loss on disposal of assets) increased $2.1 million, or 4%, to $49.6 million. Payroll related expenses increased approximately 6%, or $1.8 million. This increase was due to an increase in the number of operational digital second channels compared to the comparable period in the prior year, as well as routine increases in payroll related expenses for our primary channels. Non-payroll related expenses increased approximately 2%, or $370,000. The increase was due to incremental expenses relating to an increase in the number of operational digital second channels and increases at our existing primary channels. The most significant non payroll related increase was the cost of programming.
     Corporate and administrative expenses. Corporate and administrative expenses, before depreciation, amortization and loss on disposal of assets increased $451,000, or 13%, to $3.9 million due primarily to incremental increases in consulting expense of $73,000, legal expense of $223,000 and non-cash share-based compensation expense of $94,000. We recorded non-cash share-based compensation expense during the three months ended September 30, 2007 and 2006 of $285,000 and $191,000, respectively.
     Depreciation and amortization. Depreciation expense increased $1.2 million, or 14%, to $10.0 million. The increase is attributable to the purchase of equipment for our existing operating locations as well as for the development of the digital second channels described above. Amortization of intangible assets decreased $509,000, or 72%, to $200,000. The decrease in amortization expense was due to definite life intangible assets, associated with prior year acquisitions, becoming fully amortized.
     Interest expense. Interest expense decreased $730,000, or 4%, to $16.8 million. This is primarily attributable to changes in the components of debt after the redemption of all of our 9.25% Notes during the second quarter. The weighted average interest rate on all our long-term debt was 6.9% and 7.7% for the three months ended September 30, 2007 and 2006, respectively.
     Income tax expense or benefit. Consistent with the pre-tax loss and pre-tax income in the respective periods, an income tax benefit of $2.5 million was recorded for the three months ended September 30, 2007 as compared to an income tax expense of $909,000 for the three months ended September 30, 2006. The effective income tax rates were approximately 38% for the current period and 40% for the comparable period of the prior year. Our effective income tax rate has decreased as a percentage of pre-tax loss primarily as a result of the timing of state income tax accruals.
Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006
     Net Revenues. Total net revenues for all stations decreased by $7.2 million, or 3%, to $223.0 million due primarily to decreased political advertising revenues and decreased national advertising revenues partially offset by increased local advertising revenues. Political advertising revenues decreased $11.9 million, or 70%, to $5.2 million reflecting the influence of the 2006 elections. Local advertising revenues increased $6.4 million, or 4%, to $153.3 million and national advertising revenues decreased $1.9 million, or 3%, to $56.2 million.
     Broadcast expenses. Total broadcast expenses (before depreciation, amortization and loss on disposal of assets) increased $9.4 million, or 7%, to $147.4 million. Payroll related expenses increased approximately 6%, or $5.2 million. This increase was due to an increase in the number of operational digital second channels compared to the comparable period of the prior year, as well as routine increases in payroll related expenses for our primary channels. Non-payroll related expenses increased approximately 8%, or $4.2 million. The increase was due to incremental expenses relating to an increase in the number of operational digital second channels and increases at our existing primary channels. The more significant nonpayroll related increases at our existing primary channels were in programming, business services and promotions expense.
     Corporate and administrative expenses. Corporate and administrative expenses, before depreciation, amortization and loss on disposal of assets increased $1.4 million, or 14%, to $11.6 million due primarily to incremental increases in consulting expense of $351,000, legal expense of $333,000 and non-cash share-based compensation expense of $534,000. Gray recorded non-cash share-based compensation expense during the nine months ended September 30, 2007 and 2006 of $1.1 million and $581,000, respectively.
     Depreciation and amortization. Depreciation expense increased $4.6 million, or 19%, to $29.4 million. The increase is attributable to the purchase of equipment for our existing operating locations as well as for the development of the digital second channels described above. Amortization of intangible assets decreased $1.4 million, or 69%, to $625,000. The decrease in amortization expense was due to definite life intangible assets, associated with prior year acquisitions, becoming fully amortized.
     Interest expense. Interest expense increased $946,000, or 2%, to $50.6 million. This is primarily attributable to higher debt levels in 2007 partially offset by changes in the components of debt after the redemption of all of our 9.25% Notes during the second quarter. The weighted average interest rate on our long-term debt was 7.1% and 7.5% for the nine months ended September 30, 2007 and 2006, respectively.
     Loss on early extinguishment of debt. During the nine months ended September 30, 2007, we replaced our former senior credit facility with a new senior credit facility and redeemed our 9.25% Notes. As a result of these transactions, we recorded a loss on early extinguishment of debt of $6.5 million related to the senior credit facility and $16.4 million related to the redemption of the 9.25% Notes. The loss related to the redemption of the 9.25% Notes included $11.8 million in premiums, the write-off of $4.0 million in deferred financing costs and $614,000 in unamortized bond discount.

     Income tax expense or benefit. Consistent with the pre-tax loss and pre-tax income in the respective periods, an income tax benefit of $14.0 million was recorded for the nine months ended September 30, 2007 as compared to an income tax expense of $2.1 million for the nine months ended September 30, 2006. The effective income tax rates were approximately 36% for the current period and 40% in the comparable period in the prior year. Our effective income tax rate has decreased as a percentage of pre-tax loss primarily as a result of the timing of state income tax accruals.
Liquidity and Capital Resources
General
     The following tables present data that we believe is helpful in evaluating our liquidity and capital resources (in thousands).

	Nine Months Ended September 30,
	2007	2006
Net cash provided by operating activities	$11,919	$60,444
Net cash used in investing activities	(22,575)	(117,085)
Net cash provided by financing activities	7,148	51,483

Decrease in cash and cash equivalents	$(3,508)	$(5,158)

	As of
	September 30, 2007	December 31, 2006
Cash and cash equivalents	$1,233	$4,741
Long-term debt including current portion	$925,000	$851,654
Preferred stock	$—	$37,451
Available credit under senior credit agreement	$100,000	$97,000
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
     We do not believe that inflation in past years has had a significant impact on our results of operations nor is inflation anticipated to have a significant effect upon our business in the near future.
     Net cash provided by operating activities decreased $48.5 million to $11.9 million for the nine months ended September 30, 2007 compared to net cash provided of $60.4 million for the comparable period in the prior year. The decrease in cash provided by operations was due primarily to several factors including a decrease in revenues of $7.2 million; an increase in broadcast and corporate expenses of $10.8 million; a payment of $4.95 million for a sports marketing rights agreement; increased payments for program broadcast obligations of $3.6 million; and a net change in current operating assets and liabilities of $21.4 million.
     Net cash used in investing activities decreased $94.5 million to $22.6 million for the nine months ended September 30, 2007 compared to net cash used of $117.1 million for the comparable period in the prior year. The decrease in cash used in investing activities was largely due to decreases in capital expenditures in the nine months ended September 30, 2007 of $7.0 million and the acquisition of WNDU-TV on March 3, 2006, representing an aggregate use of cash of $84.9 million. There were no similar station acquisitions during the nine months ended September 30, 2007.

     Net cash provided by financing activities decreased $44.4 million to $7.1 million for the nine months ended September 30, 2007 compared to $51.5 million for the comparable period in the prior year. This decrease was due primarily due to our refinancing activities in 2007 compared to our acquisition activities in 2006. In 2007 we redeemed our Series C Preferred Stock using $37.9 million; we redeemed our 9.25% Notes incurring $13.0 million in redemption costs; and we borrowed $360.5 million of long-term debt while repaying $286.5 million of long-term debt. In connection with the refinancing, we incurred $3.2 million in deferred loan costs in 2007. The decrease in cash provided was also due to increased dividends paid and common stock repurchases for the nine months ended September 30, 2007 of which $2.2 million reflects the payment in January 2007 of the dividends that were declared in the fourth quarter of 2006. In 2006 we borrowed $84.9 million to acquire WNDU-TV. See the following section for more information on our refinancing.
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
     On March 19, 2007, we drew $8.0 million on the revolving credit facility and $610.0 million on the term loan facility to fund the payoff of all outstanding amounts under our former senior credit facility, to pay fees and expenses relating to the refinancing and for other general corporate purposes. In connection with this refinancing, we incurred fees of approximately $3.2 million and recorded a loss on early extinguishment of debt of $6.5 million.
     On April 18, 2007, we drew $275.0 million on the term loan facility of our senior credit facility and redeemed all of our then outstanding 9.25% Senior Subordinated Notes due 2011 (the “9.25% Notes”). The redemption transaction included the payment of all $253.8 million in outstanding principal plus $8.0 million in accrued interest and $11.8 million in premiums due to the holders of the 9.25% Notes upon the early redemption. As a result of the redemption of the 9.25% Notes, we recorded a loss on early extinguishment of debt of $16.4 million during the nine months ended September 30, 2007.
     On May 22, 2007, we drew $40.0 million on the term loan facility of our senior credit facility to redeem all of our outstanding Series C Preferred Stock and pay applicable accrued dividends, fees and expenses related to the redemption. The liquidation value per share was $10,000. The total paid to the shareholders was $37.9 million plus $429,000 in accrued dividends at 8.0% per annum. The funds remaining from the $40.0 million after the redemption were used to pay down debt balances under the revolver portion of the senior credit facility.
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
     Under the new senior credit facility, we also pay a commitment fee on the average daily unused portion of the revolving credit facility ranging from 0.20% to 0.50% on an annual basis.

     The amount outstanding under the senior credit facility as of September 30, 2007 was $925.0 million comprised solely of the term loan facility. The revolving credit facility did not have an outstanding balance at the balance sheet date. The weighted average interest rate on the balance outstanding under the senior credit facility at September 30, 2007 and December 31, 2006 was 6.9% and 7.0%, respectively. Available credit under the revolving credit facility as of September 30, 2007 was $100.0 million. As of September 30, 2007, the commitment fee was 0.50% on the available credit under the senior credit facility.
     The collateral for the new senior credit facility consists of substantially all of our and our subsidiaries’ assets, excluding real estate. In addition, our subsidiaries are joint and several guarantors of the obligations and our ownership interests in our subsidiaries are pledged to collateralize the obligations. The new senior credit facility contains affirmative and restrictive covenants that we must comply with, including but not limited to (a) limitations on additional indebtedness, (b) limitations on liens, (c) limitations on amendments to our by-laws and articles of incorporation, (d) limitations on mergers and the sale of assets, (e)  limitations on guarantees, (f) limitations on investments and acquisitions, (g) limitations on the payment of dividends and the redemption of our capital stock, (h) maintenance of a specified leverage ratio not to exceed certain maximum limits, (i) limitations on related party transactions, (j) limitations on the purchase of real estate, (k) limitations on entering into multiemployer retirement plans, as well as other customary covenants for credit facilities of this type. As of September 30, 2007, we were in compliance with these covenants.
Capital Expenditures
     Capital expenditures for the nine months ended September 30, 2007 and 2006 were $21.9 million and $28.9 million, respectively. The nine month period ended September 30, 2007 included significant capital expenditures at WKYT-TV, our Lexington, Kentucky station, relating to the purchase of equipment necessary for the broadcast of local news in the full high definition television format. In addition, the nine month period ended September 30, 2007 included capital expenditures at KKCO-TV, our Colorado Springs, Colorado station, and WCAV-TV, our Charlottsville, Virginia station, for the purchases of land and a building to be used for new studios.
Related Party Transactions
     On October 12, 2004, the University of Kentucky (“UK”) jointly awarded a sports marketing agreement to us and a wholly owned subsidiary of Triple Crown Media, Inc. (“TCM”), a related party. The agreement with UK commenced on April 16, 2005 and has an initial term of seven years with the option to extend for three additional years.
     On July 1, 2006, the terms between Gray and TCM concerning the UK sports marketing agreement were amended. The amended agreement provides that we will share in profits in excess of certain amounts specified by the agreement, if any, but not losses. The agreement also provides that we would separately retain all local broadcast advertising revenue and pay all local broadcast expenses for activities under the agreement. Under the amended agreement, TCM agreed to make all license fee payments to UK. However, if TCM is unable to pay the license fee to UK, we will then pay the unpaid portion of the license fee to UK. As of September 30, 2007, the aggregate license fees to be paid to UK over the remaining portion of the full ten year term for the agreement is approximately $64.3 million. If advances are made by us on behalf of TCM, TCM will then reimburse us for the amount paid within 60 days subsequent to the close of each contract year which ends on June 30th. TCM also agreed to pay interest on this advance at a rate equal to the prime rate. As of December 31, 2006, TCM owed us $1.7 million under this contract, which was reported as a related party receivable. This balance was collected by us during the first quarter of 2007. As of September 30, 2007, we have not advanced any other amounts to TCM or UK under the agreement.
     On May 31, 2007, we entered into a second sports marketing agreement with a wholly owned subsidiary of TCM. The second agreement provides us with certain marketing, broadcasting and other promotional rights related to University of Tennessee (“UT”) sporting events and related programming. We paid $4.95 million to TCM during the second quarter of 2007 and the agreement became effective on July 1, 2007. The agreement has a term of ten years and is accounted for as a prepaid other asset, allocated between current and non-current portions on our balance sheet. The cost of the agreement will be amortized as an operating expense over the life of the agreement.

     In connection with the redemption of all of our Series C Preferred Stock in 2007, we redeemed 649 shares from related parties affiliated with our Chairman, J. Mack Robinson. Based on the redemption price of $10,000 per share we paid $6.5 million plus accrued dividends of $74,000 to these related parties.
Other
     During the nine months ended September 30, 2007, we contributed $2.3 million to our pension plans. During the remainder of 2007, we expect to contribute an additional $881,000 to our pension plans.
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
Item 3. Quantitative and Qualitative Disclosure About Market Risk
     We believe that the market risk of our financial instruments as of September 30, 2007 have not materially changed since December 31, 2006. The market risk profile on December 31, 2006 is disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.
Item 4. Controls and Procedures
     As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and the CFO have concluded that Gray’s disclosure controls and procedures are effective to ensure that information required to be disclosed by Gray in reports that it files or furnishes under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and to ensure that such information is accumulated and communicated to Gray’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosures. There were no changes in Gray’s internal control over financial reporting during the three months ended September 30, 2007 identified in connection with this evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     The information contained in “Note H — Commitments and Contingencies – Legal Proceedings and Claims” to our unaudited Condensed Consolidated Financial Statements filed as part of this Quarterly Report on Form 10-Q is incorporated herein by reference.
Item 1A. Risk Factors
     The risk factor immediately following, which was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006, has been modified to provide additional disclosure related to changes since we filed our Annual Report on Form 10-K for the year ended December 31, 2006. Please refer to Part I, Item 1A in our Annual Report Form on Form 10-K for the year ended December 31, 2006 for a complete description of our other risk factors.
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
     These restrictions and tests may prevent us from taking action that could increase the value of our securities, or may require actions that decrease the value of our securities. In addition, we may fail to meet the tests and thereby default under such senior secured credit facility (particularly if the industry continues to soften and thereby reduce our advertising revenues). If we default on our obligations, creditors could require immediate payment of the obligations or foreclose on collateral. If this occurred, we could be forced to sell assets or take other action that would reduce the value of our securities.
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

GRAY TELEVISION, INC. (Registrant)
Date: November 7, 2007	By:	/s/ James C. Ryan
James C. Ryan,
Senior Vice President and Chief Financial Officer