Form 10-K
period 2007-12-31
GRAY TELEVISION INC
filed 2008-03-14
CIK 43196

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2007 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from                      to                     .
Commission File Number 1-13796

GRAY TELEVISION, INC.
(Exact Name of Registrant as Specified in Its Charter)

Georgia	58-0285030
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)
4370 Peachtree Road, NE
Atlanta, GA	30319
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: (404) 504-9828

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock (no par value) Common Stock (no par value)	New York Stock Exchange New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The aggregate market value of the voting stock (based upon the closing sales price quoted on the New York Stock Exchange) held by non-affiliates as of June 30, 2007: Class A and Common Stock; no par value – $395,919,598.
     The number of shares outstanding of the registrant’s classes of common stock as of February 25, 2008: Class A Common Stock; no par value – 5,753,020 shares; Common Stock, no par value – 42,525,897 shares.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the registrant’s definitive proxy statement for the annual meeting of shareholders to be filed with the Commission pursuant to Regulation 14A is incorporated by reference into Part III hereof.

Gray Television Inc.

PART 1
Item 1. Business.
     In this Annual Report, unless otherwise indicated, the words “we,” “us,” and “our” refer to Gray Television, Inc. and its subsidiaries. Our discussion of the television stations that we own and operate does not include our interest in the stations owned by Sarkes Tarzian, Inc., which we refer to as “Tarzian.”
     Our common stock, no par value, and our Class A common stock, no par value, have been listed and traded on The New York Stock Exchange (the “NYSE”) since September 24, 1996 and June 30, 1995, respectively. The ticker symbols are “GTN” for our common stock and “GTN.A” for our Class A common stock.
     Unless otherwise indicated, all station rank, in-market share and television household data herein are derived from reports prepared by A.C. Nielsen Company (“Nielsen”).
General
     As of the filing date of this Annual Report, we own 36 television stations serving 30 television markets. Seventeen of the stations are affiliated with CBS Inc., or “CBS,” 10 are affiliated with the National Broadcasting Company, Inc., or “NBC,” eight are affiliated with the American Broadcasting Company, or “ABC” and one is affiliated with FOX Entertainment Group, Inc. or “FOX.” The combined station group has 20 markets with stations ranked #1 in local news audience and 23 markets with stations ranked #1 in overall audience within their respective markets based on the results of the average of the Nielsen November, July, May and February 2007 ratings reports. Of the 30 markets that we serve, we operate the #1 or #2 ranked station in 29 of those markets. The combined TV station group reaches approximately 6.2% of total U.S. TV households. In addition, we currently operate 40 digital second channels including one affiliated with ABC, five affiliated with FOX, eight affiliated with The CW Network, LLC (“CW”) and 16 affiliated with Twentieth Television, Inc. (“MyNetworkTV” or “MyNet.”), plus eight local news/weather channels and two independent channels in certain of our existing markets. With 17 CBS affiliated stations, we are the largest independent owner of CBS affiliates in the country.
     In 1993, we implemented a strategy to foster growth through strategic acquisitions and certain select divestitures. Since January 1, 1994, our significant acquisitions have included 33 television stations.
Acquisitions, Investments and Divestitures
     We did not purchase any television stations during 2007. Our other acquisition, investment and divestiture activities during the most recent five years are described below.
2006 Acquisition
     On March 3, 2006, we completed the acquisition of the stock of Michiana Telecasting Corp., owner of WNDU-TV, the NBC affiliate in South Bend, Indiana, from the University of Notre Dame for $88.9 million, which included certain working capital adjustments and transaction fees. We financed this acquisition with borrowings under our senior credit facility.
2005 Spinoff
     On December 30, 2005, we completed the spinoff of all of the outstanding stock of Triple Crown Media., Inc. (“TCM”). Immediately prior to the spinoff, we contributed all of the membership interests in

Gray Publishing, LLC which owned and operated our Gray Publishing and GrayLink Wireless businesses and certain other assets, to TCM. In the spinoff, each of the holders of our common stock received one share of TCM common stock for every ten shares of our common stock and each holder of our Class A common stock received one share of TCM common stock for every ten shares of our Class A common stock. As part of the spinoff, we received a cash dividend of approximately $44.0 million from TCM, which we used to reduce our outstanding indebtedness on December 30, 2005. TCM is now quoted on the Nasdaq National Market under the symbol “TCMI.” The financial position and results of operations of the publishing and wireless businesses are reported in our consolidated statement of operations as Discontinued Operations for the year ended December 31, 2005.
2005 Acquisitions
     On November 30, 2005, we completed the acquisition of the assets of WSAZ-TV, the NBC affiliate in Charleston-Huntington, West Virginia from Emmis Communications Corp. for approximately $185.8 million in cash plus certain transaction fees. We financed this acquisition with borrowings under our senior credit facility.
     On November 10, 2005, we completed the acquisition of the assets of WSWG-TV, the UPN affiliate serving the Albany, Georgia television market from P.D. Communications, LLC. for $3.75 million in cash. We used a portion of our cash on hand to fund this acquisition. Subsequent to the acquisition, we obtained a CBS affiliation for this station.
     On January 31, 2005, we completed the acquisition of KKCO-TV from Eagle III Broadcasting, LLC for approximately $13.5 million plus certain transaction fees. KKCO-TV, Channel 11 serves the Grand Junction, Colorado television market and is an NBC affiliate. We used a portion of our cash on hand to fully fund this acquisition.
     During 2005 we acquired a Federal Communications Commission (“FCC”) license to operate a low power television station, WAHU-TV, in the Charlottesville, Virginia television market. The FOX broadcast network has agreed to an affiliation agreement to allow us to operate WAHU-TV as a FOX affiliate.
2004 Acquisition
     On August 17, 2004, we completed the acquisition of an FCC television license for WCAV-TV, Channel 19, in Charlottesville, Virginia from Charlottesville Broadcasting Corporation. Our cost to acquire that FCC license was approximately $1.0 million. CBS Inc. has agreed to a ten-year affiliation agreement to allow us to operate WCAV-TV as a CBS affiliate.

Our Stations and Their Markets
     The following is a list of all our owned and operated television stations. In markets where we have satellite stations and stations that serve distant communities, certain figures relating to in-market share of household viewing and television households have been combined:

										Primary Network
DMA				Primary		Secondary		Broadcast		Station	News
Rank				Network		Network		License		Rank in	Rank in
(a)	Market	Station		Affil.	Exp.	Affil.	Exp.	Expiration		DMA (b)	DMA (c)

58	Knoxville, TN	WVLT		CBS	12/31/14	MyNet.	12/31/08	08/01/05	(g)	2	2
64	Lexington, KY	WKYT		CBS	12/31/14	CW	09/17/14	08/01/05	(g)	1	1
65	Charleston/Huntington, WV	WSAZ		NBC	01/01/09	MyNet.	09/05/09	10/01/12		1	1
69	Wichita/Hutchinson, KS	KAKE		ABC	12/31/13	NA	NA	06/01/06	(g)	2	2
	(Colby, KS)	KLBY	(d)	ABC	12/31/13	NA	NA	06/01/06	(g)	2	2
	(Garden City, KS)	KUPK	(d)	ABC	12/31/13	NA	NA	06/01/06	(g)	2	2
75	Omaha, NE	WOWT		NBC	01/01/12	Ind.	NA	06/01/06	(g)	2	2
85	Madison, WI	WMTV		NBC	01/01/12	News	NA	12/01/05	(g)	2	2
89	South Bend, IN	WNDU		NBC	12/31/10	NA	NA	08/01/13		1	1
93	Colorado Springs, CO	KKTV		CBS	12/31/14	MyNet.	09/05/09	04/01/06	(g)	1	2
						News	NA			1	2
95	Waco-Temple-Bryan, TX	KWTX		CBS	12/31/14	CW	12/31/14	08/01/06	(g)	1	1
	(Bryan, TX)	KBTX	(e)	CBS	12/31/14	CW	12/31/14	08/01/06	(g)	1	1
104	Lincoln/Hastings/Kearney, NE	KOLN		CBS	12/31/14	MyNet.	09/05/09	06/01/06	(g)	1	1
	Grand Island, NE	KGIN	(f)	CBS	12/31/14	NA	NA	06/01/06	(g)	1	1
105	Greenville/New Bern/	WITN		NBC	01/01/12	News	NA	12/01/04	(g)	2	1
	Washington, NC
108	Tallahassee, FL/	WCTV		CBS	12/31/14	MyNet.	09/05/09	04/01/13		1	1
	Thomasville, GA
110	Reno, NV	KOLO		ABC	12/31/13	Ind.	NA	10/01/06	(g)	1	1
112	Lansing, MI	WILX		NBC	01/01/12	News	NA	10/01/05	(g)	1	2
115	Augusta, GA	WRDW		CBS	12/31/14	MyNet	12/31/14	04/01/13		1	1
						News	NA
127	La Crosse/Eau Claire, WI	WEAU		NBC	01/01/12	News	NA	12/01/05	(g)	1	1
132	Rockford, IL	WIFR		CBS	12/31/14	News	NA	12/01/05	(g)	1	2
134	Wausau/Rhinelander, WI	WSAW		CBS	12/31/14	MyNet.	09/05/09	12/01/05	(g)	1	2
						News	NA
139	Topeka, KS	WIBW		CBS	12/31/14	MyNet.	02/18/09	06/01/06	(g)	1	1
146	Albany, GA	WSWG		CBS	12/31/14	MyNet.	09/05/09	04/01/13		3	NA (h)
154	Panama City, FL	WJHG		NBC	01/01/12	CW	09/17/08	02/01/05	(g)	1	1
						MyNet.	09/05/09
161	Sherman,TX/Ada, OK	KXII		CBS	12/31/14	FOX	06/30/08	08/01/06	(g)	1	1
						MyNet.	09/05/14
172	Dothan, AL	WTVY		CBS	12/31/14	CW	09/01/08	04/01/13		1	1
						MyNet.	09/05/09
178	Harrisonburg, VA	WHSV		ABC	12/31/13	ABC	12/31/13	10/01/12		1	1
						FOX	06/30/08
						MyNet.	09/05/09

									Primary Network
DMA			Primary		Secondary		Broadcast		Station	News
Rank			Network		Network		License		Rank in	Rank in
(a)	Market	Station	Affil.	Exp.	Affil.	Exp.	Expiration		DMA (b)	DMA (c)

181	Charlottesville, VA	WCAV	CBS	12/31/14	NA	NA	10/01/12		2	2
		WVAW	ABC	12/31/13	NA	NA	10/01/12		4	4
		WAHU	FOX	06/30/08	MyNet.	09/05/09	10/01/12		3	3
183	Bowling Green, KY	WBKO	ABC	12/31/13	FOX	06/30/08	08/01/05	(g)	1	1
					CW	09/01/08
186	Meridian, MS	WTOK	ABC	12/31/13	FOX	06/30/08	06/01/05	(g)	1	1
					CW	09/17/08
					MyNet.	09/05/09
187	Grand Junction, CO	KKCO	NBC	01/01/16	CW	09/01/08	04/01/06	(g)	1	1
190	Parkersburg, WV	WTAP	NBC	01/01/12	FOX	06/30/08	10/01/04	(g)	1	1
					MyNet.	09/05/09
(i)	Hazard, KY	WYMT	CBS	12/31/14	NA	NA	08/01/05	(g)	1	1

(a)	Based on data published by Nielsen or other public sources for the 2007-2008 television season for each designated market area or (“DMA”).

(b)	Based on the average of Nielsen data for November, July, May and February 2007 rating periods, Sunday to Saturday, 6 a.m. to 2 a.m.

(c)	Based on our review of Nielsen data for November, July, May and February 2007 rating periods for various news programs.

(d)	KLBY-TV and KUPK-TV are satellite stations of KAKE-TV under FCC rules and retransmit the signal of the primary station and may offer some locally originated programming such as local news.

(e)	KBTX-TV is a satellite station of KWTX-TV under FCC rules and retransmits the signal of the primary station and may offer some locally originated programming such as local news.

(f)	KGIN-TV is a satellite station of KOLN-TV under FCC rules and retransmits the signal of the primary station and may offer some locally originated programming such as local news.

(g)	License renewal application has been filed with the FCC and renewal is pending. As of the date of filing this Annual Report, we anticipate that all pending applications will be renewed in due course.

(h)	This station does not currently broadcast local news.

(i)	We consider WYMT-TV’s service area as a separate television market. This area is a special 17 county trading area as defined by Nielsen and is part of the Lexington, KY DMA.
Television Industry Background
     Licenses to operate a television station are granted by the FCC. Historically, there have been a limited number of channels available for broadcasting in any one geographic area.
     Television station revenues are primarily derived from local, regional and national advertising and, to a much lesser extent, from retransmission consent fees, network compensation and revenues from studio and tower space rental and commercial production activities. Advertising refers primarily to advertisements broadcast by stations, but it also includes advertisements placed on a station’s websites. Advertising rates are based upon a variety of factors, including a program’s popularity among the viewers an advertiser wishes to attract, the number of advertisers competing for the available time, the size and demographic makeup of the market served by the station and the availability of alternative advertising media in the market area. Rates are also determined by a station’s overall ratings and in-market share, as well as the station’s ratings and share among particular demographic groups which an advertiser may be targeting. Because broadcast stations rely on advertising revenues, they are sensitive to cyclical changes in the economy. The sizes of advertisers’ budgets, which are affected by broad economic trends, affect the broadcast industry in general and the revenues of individual broadcast television stations.
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
     Four major broadcast networks, ABC, NBC, CBS and FOX, dominate broadcast television. FOX, CW and MyNetworkTV provide their affiliates with a smaller portion of each day’s programming, compared to affiliates of ABC, NBC and CBS.
Network Affiliation of the Stations
     The affiliation of a station with ABC, NBC or CBS has a significant impact on the composition of the station’s programming, revenues, expenses and operations. A typical affiliate of these networks receives the majority of each day’s programming from the network. This programming, along with cash payments (“network compensation”) in certain instances, is provided to the affiliate by the network in exchange for a substantial majority of the advertising time available for sale during the airing of network programs. The network then sells this advertising time and retains the revenues. The affiliate retains the revenues from time sold during breaks between network programs and in programs the affiliate produces or purchases from non-network sources. In acquiring programming to supplement programming supplied by the affiliated network, the affiliates compete primarily with other affiliates and independent stations in their markets. Cable systems generally do not compete with local stations for programming, although various national cable networks from time to time have acquired programs that would have otherwise been offered to local television stations. In addition, a television station may acquire programming through barter arrangements. Under barter arrangements, a national program distributor will retain a fixed amount of advertising time within the program in exchange for the programming it supplies, with the station paying a fixed fee (or in certain instances no fee) for such programming. Most successful commercial television stations obtain their brand identity from locally produced news programs.
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
     Cable-originated programming is a significant competitor for viewers of broadcast television programming, although no single cable programming network regularly attains audience levels amounting to more than a small fraction of any single major broadcast network. The advertising share of cable networks has increased as a result of the growth in cable penetration (the percentage of television households which are connected to a cable system). Notwithstanding such increases in cable viewership and advertising, as well as growth in direct broadcast satellite (“DBS”), and other multichannel video program distribution services, over-the-air broadcasting remains the dominant distribution system for mass-market television advertising.
     We account for trade or barter transactions involving the exchange of tangible goods or services with our customers. The revenue is recorded at the time the advertisement is broadcast and the expense is recorded at the time the goods or services are used. The revenue and expense associated with these transactions are based on the fair value of the assets or services received.
     In accordance with the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 63, “Financial Reporting by Broadcasters,” we do not account for barter revenue and related barter expense generated from network or syndicated programming.
Seasonality
     Broadcast advertising revenues are generally highest in the second and fourth quarters each year, due in part to increases in consumer advertising in the spring and retail advertising in the period leading up to and including the holiday season. In addition, broadcast advertising revenues are generally higher during even numbered years due to spending by political candidates, political parties and special interest groups, and this spending typically is heaviest during the fourth quarter.
Competition
     Competition in the television industry exists on several levels: competition for audience, competition for programming (including news) and competition for advertisers. Additional factors that are material to a television station’s competitive position include signal coverage and assigned frequency.
Audience
     Stations compete for audience based on program popularity, which has a direct effect on advertising rates. A substantial portion of the daily programming on each of our stations is supplied by the affiliated network. During those periods, the stations are dependent upon the performance of the network programs to attract viewers. There can be no assurance that such programming will achieve or maintain satisfactory viewership levels in the future. Non-network time periods are programmed by the station with a combination of locally produced news, public affairs and other entertainment programming, including news and syndicated programs purchased for cash, cash and barter, or barter only.
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
     Other sources of competition include home entertainment systems, “wireless cable” services, satellite master antenna television systems, low power television stations, television translator stations, DBS video distribution services and the internet.
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
Advertising
     Advertising rates are based upon the size of the market in which the station operates, a station’s overall ratings, a program’s popularity among the viewers that an advertiser wishes to attract, the number of advertisers competing for the available time, the demographic makeup of the market served by the station, the availability of alternative advertising media in the market area, aggressive and knowledgeable sales forces and the development of projects, features and programs that tie advertiser messages to programming. Advertising revenues comprise the primary source of revenues for our stations. Our stations compete for such advertising revenues with other television stations in their respective markets. The stations also compete for advertising revenue with other media, such as newspapers, radio stations, magazines, outdoor advertising, transit advertising, yellow page directories, direct mail, internet and local cable systems. Competition for advertising dollars in the broadcasting industry occurs primarily within individual markets.
Federal Regulation of the Company’s Business
General
     Our television broadcast operations are subject to the jurisdiction of the FCC under the Communications Act of 1934, as amended (the “Communications Act”). Among other things, the Communications Act empowers the FCC to: (1) issue, revoke and modify broadcasting licenses; (2) regulate stations’ technical operations and equipment; and (3) impose penalties for violations of the Communications Act or FCC regulations. The Communications Act prohibits the assignment of a license or the transfer of control of a licensee without prior approval of the FCC.
License Grant and Renewal
     The FCC grants television station licenses for terms of up to eight years. Broadcast licenses are of paramount importance to the operations of our television stations. The Communications Act requires a broadcast license to be renewed if the FCC finds that: (1) the station has served the public interest, convenience and necessity; (2) there have been no serious violations of either the Communications Act or the FCC’s rules and regulations; and (3) there have been no other violations which, taken together, would constitute a pattern of abuse. Although in substantially all cases broadcast licenses are renewed by the FCC, there can be no assurance that our stations’ licenses will be renewed. We are not aware of any facts or circumstances that could prevent the renewal of the licenses for our stations at the end of their respective license terms. See the dates through which the current licenses are effective and the status of the renewal applications in the table “Our Stations and Their Markets” included on pages five and six of this Annual Report. Under FCC rules, a license expiration date is automatically extended pending review and grant of the renewal application.

Ownership Rules
     The FCC’s broadcast ownership rules affect the number, type and location of broadcast and newspaper properties that we may hold or acquire. The rules now in effect limit the common ownership, operation or control of, as well as the “attributable” interests or voting power in: (1) television stations serving the same area; (2) television stations and daily newspapers serving the same area; and (3) television stations and radio stations serving the same area. The rules also limit the aggregate national audience reach of television stations that may be under common ownership, operation and control, or in which a single person or entity may hold an official position or have more than a specified interest or percentage of voting power. The FCC’s rules also define the types of positions and interests that are considered attributable for purposes of the ownership limits, and thus also apply to our principals and certain investors. Pursuant to the Communications Act and recent appropriations legislation, the FCC must review all of its broadcast ownership rules every four years to determine if they remain necessary in the public interest.
     The FCC completed a comprehensive review of its ownership rules in 2003, significantly relaxing restrictions on the common ownership of television stations, radio stations and daily newspapers within the same local market. However, in 2004, the United States Court of Appeals for the Third Circuit rejected many of the FCC’s 2003 rule changes. The Court remanded the rules to the FCC for further proceedings and extended a stay on the implementation of the new rules.
     In December 2007, the FCC adopted a Report and Order addressing the issues remanded by the Third Circuit and fulfilling the FCC’s obligation to review its media ownership rules every four years. That Order left most of the FCC’s pre-2003 ownership restrictions in place, but made modifications to the newspaper/broadcast cross-ownership restriction.
Local TV Ownership Rule
     The FCC’s December 2007 action generally reinstates the FCC’s pre-2003 local television ownership rules. Under those rules, one entity may own two commercial television stations in a DMA as long as no more than one of those stations is ranked among the top four stations in the DMA and eight independently owned, full-power stations will remain in the DMA.
Cross-Media Limits
     The newspaper/broadcast cross-ownership rule generally prohibits one entity from owning both a commercial broadcast station and a daily newspaper in the same community. The radio/television cross-ownership rule allows a party to own one or two TV stations and a varying number of radio stations within a single market. The FCC’s December 2007 decision leaves the newspaper/broadcast and radio/television cross-ownership prohibitions in place, but provides that the FCC will evaluate newly proposed newspaper/broadcast combinations under a non-exhaustive list of four public interest factors. The FCC will apply a presumption that the combination is in the public interest if it is located in a top 20 DMA and involves the combination of a newspaper and only one television station or radio station. If the combination involves a television station, the positive presumption will only apply where the station is not among the top four in the DMA and at least eight independently owned and operated major newspapers and/or full-power commercial television stations remain in the DMA. All other combinations will be presumed not in the public interest. That negative presumption can be reversed if the combination will result in at least seven hours of new local news programming or if the property being acquired has failed or is failing.

National Television Station Ownership Rule
     The maximum percentage (or “cap”) of U.S. households that a single owner can reach through commonly owned television stations is 39 percent. This limit was specified by Congress in 2004 and is not affected by the December 2007 FCC decision. The FCC applies a 50 percent “discount” for ultra-high frequency (“UHF”) stations, but the FCC indicated in the December 2007 decision that it will conduct a separate proceeding to determine how or whether the UHF discount will operate in the future.
     We anticipate that the FCC’s latest actions concerning media ownership will be subject to further judicial review, but we cannot predict the outcome of potential appellate litigation.
Attribution Rules
     Under the FCC’s ownership rules, a direct or indirect purchaser of certain types of securities of the Company could violate FCC regulations if that purchaser owned or acquired an “attributable” interest in other media properties in the same areas as stations owned by us. Pursuant to FCC rules, the following relationships and interests generally are considered attributable for purposes of broadcast ownership restrictions: (1) all officers and directors of a licensee and its direct or indirect parent(s); (2) voting stock interests of at least five percent; (3) voting stock interests of at least 20 percent, if the holder is a passive institutional investor (investment companies, banks, insurance companies); (4) any equity interest in a limited partnership or limited liability company, unless properly “insulated” from management activities; (5) equity and/or debt interests which in the aggregate exceed 33 percent of a licensee’s total assets, if the interest holder supplies more than 15 percent of the station’s total weekly programming, or is a same-market broadcast company or daily newspaper publisher; (6) time brokerage of a broadcast station by a same-market broadcast company; and (7) same market radio joint sales agreements (in addition, the FCC is considering making same-market television joint sales agreements attributable.)
     To our knowledge, no officer, director or five percent stockholder currently holds an attributable interest in another television station, radio station or daily newspaper that is inconsistent with the FCC’s ownership rules and policies or with ownership by us of our stations.
Alien Ownership Restrictions
     The Communications Act restricts the ability of foreign entities or individuals to own or hold interests in broadcast licenses. Foreign governments, representatives of foreign governments, non-citizens, representatives of non-citizens, and corporations or partnerships organized under the laws of a foreign nation are barred from holding broadcast licenses. Non-citizens, collectively, may directly or indirectly own or vote up to 20 percent of the capital stock of a licensee. In addition, a broadcast license may not be granted to or held by any corporation that is controlled, directly or indirectly, by any other corporation more than 25 percent of whose capital stock is owned or voted by non-U.S. citizens if the FCC finds that the public interest will be served by the refusal or revocation of such license. We serve as a holding company of wholly owned subsidiaries, of which one is a licensee for our stations; therefore we may be restricted from having more than one-fourth of our stock owned or voted directly or indirectly by non-citizens, foreign governments, representatives of non-citizens or foreign governments, or foreign corporations.
Programming and Operation
     Rules and policies of the FCC and other federal agencies regulate certain programming practices and other areas affecting the business or operations of broadcast stations.
     The Children’s Television Act of 1990 limits commercial matter in children’s television programs and requires stations to present educational and informational children’s programming. Broadcasters have been required for several years to provide at least three hours of children’s educational programming per week on their analog channels. The FCC has determined that the amount of children’s educational programming a digital (“DTV”) broadcaster must air will increase proportionately with the number of free video programming streams it broadcasts simultaneously (or “multicasts”).
     In November of 2007, the FCC adopted an Order imposing new public file and public interest reporting requirements on broadcasters. Pursuant to these new requirements, which could take effect during the first half of 2008, stations that have websites will be required to make certain portions of their public inspection files accessible online. All stations will be required to notify their audiences twice daily during regular station identification announcements that the public file is available for viewing at the main studio and, if applicable, the station website. Stations also will be required to electronically file quarterly a new, standardized form that will track various types and quantities of local programming. The form will require information about programming related to local news and community issues, local civic affairs, local electoral affairs, and underserved communities as well as public service announcements, independently produced programming and religious programming. Stations will also have to detail any efforts made to assess the programming needs of their station’s community, whether the station is providing required close captioning, efforts to make emergency information accessible to persons with disabilities and, if applicable, any local marketing or joint sales agreements involving the station. The new standardized form will significantly increase recordkeeping requirements for television broadcasters. We expect that station owners and other parties will ask the FCC to reconsider the new reporting requirements and will seek to postpone their implementation.
     In December of 2007, the FCC issued a Report on Broadcast Localism and Notice of Proposed Rulemaking. The Report tentatively concluded that broadcast licensees should be required to have regular meetings with permanent local advisory boards to ascertain the needs and interests of the communities. The Report also tentatively adopted specific renewal application processing guidelines that would require broadcasters to air a minimum amount of local programming. The Report also seeks comment on a variety of other issues concerning localism including potential changes to the main studio rule, network affiliation rules and sponsorship identification rules. We cannot predict whether the FCC will codify some or all of the specific localism initiatives discussed in the Report.
     The FCC has increased its enforcement efforts regarding broadcast indecency and profanity over the past few years. In June 2006, the statutory maximum fine for broadcasting indecent material increased from $32,500 to $325,000. The United States Court of Appeals for the Second Circuit has recently remanded the FCC’s decision to sanction stations for airing so-called “fleeting expletives.” The FCC has yet to act on the remand from the Second Circuit, and further indecency-related litigation remains pending before the Third Circuit that might affect FCC indecency policies. We cannot predict the outcome of the FCC’s action on remand or the pending litigation.
EEO Rules
     The FCC’s Equal Employment Opportunity (“EEO”) rules impose job information dissemination, recruitment, documentation and reporting requirements on broadcast station licensees. Broadcasters are subject to random audits to ensure compliance with the new EEO rules and could be sanctioned for noncompliance.
Cable and Satellite Transmission of Local Television Signal
     Under FCC regulations, cable systems must devote a specified portion of their channel capacity to the carriage of the signals of local television stations. Television stations may elect between “must carry” rights or a right to restrict or prevent cable systems from carrying the station’s signal without the station’s permission (“retransmission consent”). Each of our stations has elected “must carry” status on certain cable systems in our DMAs. On other cable systems, our stations are in the process of negotiating or have entered into retransmission consent agreements. These elections and agreements will generally entitle our stations to carriage on those systems until at least December 31, 2008.
     The FCC also has established a market-specific requirement for mandatory carriage of local television stations by direct broadcast satellite (“DBS”) operators similar to that applicable to cable systems, for those markets in which a DBS carrier provides any local signal. In addition, the FCC has adopted rules relating to station eligibility for DBS carriage and subscriber eligibility for receiving signals. There are also specific statutory requirements relating to satellite distribution of distant network signals to “unserved households” (i.e. households that do not receive a Grade B signal from a local network affiliate). We cannot predict the impact of DBS service on our business. We have, however, entered into retransmission consent agreements with EchoStar through December 31, 2008 and DirectTV through December 31, 2009 for the retransmission of our television stations’ signals into the local markets that each of these DBS providers respectively serves.
Digital Television Service
     In 1997, the FCC adopted rules for implementing DTV service, which will improve the technical quality of television signals received by viewers and give broadcasters the ability to provide new services including high definition television. With certain limited exceptions, broadcasters holding licenses or construction permits for full-power television stations were temporarily assigned a second channel in order to provide DTV programming. Currently, with one exception all full-power stations licensed to us are broadcasting digitally. WCAV-TV, Charlottesville, Virginia did not commence operations until 2005 and therefore was not assigned a second channel for digital operations. It will convert to digital operations on its currently assigned channel at the end of the digital transition.
     At the end of the DTV transition, currently scheduled for February 17, 2009, analog television transmissions will cease, television broadcasters will surrender their analog spectrum to the government, and DTV channels will be reassigned to a smaller segment of the broadcast spectrum.
     Broadcasters may use their digital spectrum to either provide a single DTV signal or “multicast” several program streams. Broadcasters also may use some of their digital spectrum to offer non-broadcast “ancillary” services (i.e. subscription video, data transfer or audio signals), provided that they pay the government a fee of five percent of gross revenues received from such ancillary services. Under the FCC’s rules relating to “must carry” rights of digital broadcasters, which apply to cable and certain DBS systems: (1) broadcasters are not entitled to carriage of both their analog and their digital streams during the transition; (2) digital-only television stations are entitled to must-carry rights; and (3) a digital-only station asserting must carry rights is entitled only to carriage of a single programming stream and other “program-related” content even if it multicasts. In November of 2007, the FCC decided that after the transition, cable operators will have two options to ensure that all analog cable subscribers will continue to be able to receive the signals of stations electing must-carry status. Cable operators can choose to either broadcast the signal in digital format for digital customers and “down-convert” the signal to analog format for analog customers, or the cable operator may deliver the signal in digital format to all subscribers as long as the cable operator has ensured that all subscribers with analog service have set-top boxes that will convert the digital signal to analog format.
     The FCC is in the process of finalizing broadcasters’ post-transition DTV channel assignments and establishing policies to facilitate broadcasters’ construction of their final digital facilities by the transition deadline. The FCC is also considering imposing consumer education requirements on broadcasters.
     Finally, Congress has charged the National Telecommunications and Information Administration (NTIA) with implementing a $1.5 billion program to provide digital converter boxes to American households that do not have DTV sets or television sets connected to cable or satellite.

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
     Beginning December 31, 2006, DTV broadcasters were required to comply with Emergency Alert System (“EAS”) rules and ensure that viewers of all programming streams can receive EAS messages.
     The foregoing does not purport to be a complete summary of the Communications Act, other applicable statutes, or the FCC’s rules, regulations or policies. Proposals for additional or revised regulations and requirements are pending before, and are considered by, Congress and federal regulatory agencies from time to time. We cannot predict the effect of existing and proposed federal legislation, regulations or policies on our business. Also, several of the foregoing matters are now, or may become, the subject of litigation, and we cannot predict the outcome of any such litigation or the effect on our business.
Employees
     As of January 31, 2008, we had 2,138 full-time employees, of which 2,113 were employed in our broadcast operations and 25 were corporate and administrative personnel. We have 115 full time employees and 28 part time employees that are represented by unions. We believe that our relations with our employees are satisfactory.
Available Information
     Our Internet address is http://www.gray.tv. We make the following reports filed with the Securities and Exchange Commission (the “SEC”) available, free of charge, on our website under the heading “SEC Filings”:
•	Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to the foregoing reports filed or furnished pursuant to Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act;

•	Our proxy statements; and

•	Initial Statements of Beneficial Ownership of Securities on Form 3, Statements of Changes in Beneficial Ownership on Form 4 and Annual Statements of Beneficial Ownership on Form 5, in each case as filed by certain of our officers, directors and large stockholders pursuant to Section 16 of the Exchange Act.
     These filings are also available at the SEC’s website located at http://www.sec.gov. The public may read and copy any materials filed with the SEC at the SEC’s public reference room at 100 F Street, N.E., Washington, DC 20549. The public may obtain information about us from the SEC’s public reference room by calling the SEC at 1-800-SEC-0330.
     The foregoing reports are made available on our website as soon as practicable after they are filed with, or furnished to, the SEC. The information found on our website is not part of this or any other report we file with or furnish to the SEC.
     We have adopted a Code of Ethics that applies to all of its directors, executive officers and employees. The Code is available on the Company’s website at http://www.gray.tv under the heading of Corporate Governance.  If any waivers of the Code are granted, the waivers will be disclosed in an SEC filing on Form 8-K. We have also filed the Code as an exhibit to the Annual Report filed on Form 10-K for the year ended December 31, 2004 and it is incorporated by reference to this report.
     Our website also includes our Corporate Governance Principles, the Charter of the Audit Committee, the Nominating and Corporate Governance Committee and the Compensation Committee.
     All such information is also available to any shareholder upon request by telephone at (229) 888-9378.
Certification with the New York Stock Exchange and SOX Certification
     On May 21, 2007, our Chief Executive Officer filed with the NYSE the annual written affirmation certifying compliance with the NYSE’s corporate governance listing standards as required by Listed Company Manual Rule 303A.12.
     The certifications of our Chairman and Chief Executive Officer, and of our Senior Vice President and Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.
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
     For example, a labor dispute or other disruption at a major national advertiser, programming provider or network, or a recession in a particular market, would make it more difficult to sell advertising time and space and could reduce our revenue.
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

Furthermore, revenues from political advertising are significantly higher in even-numbered years, in particular, during presidential elections.
Our flexibility is limited by the terms of our senior secured credit facility.
     Our senior secured credit facility prevents us from taking certain actions and requires us to meet certain tests. These limitations and tests include, without limitation, the following:
•	limitations on additional indebtedness;

•	limitations on liens;

•	limitations on amendments to our by-laws and articles of incorporation;

•	limitations on mergers and the sale of assets;

•	limitations on guarantees;

•	limitations on investments and acquisitions;

•	limitations on the payment of dividends and the redemption of our capital stock;

•	maintenance of a specified leverage ratio not to exceed certain maximum limits;

•	limitations on related party transactions;

•	limitations on the purchase of real estate;

•	limitations on entering into multiemployer retirement plans
     These restrictions and tests may prevent us from taking action that could increase the value of our securities, or may require actions that decrease the value of our securities. In addition, we may fail to meet the tests and thereby default under such senior secured credit facility. If we default on our obligations, creditors could require immediate payment of the obligations or foreclose on collateral. If this occurred, we could be forced to sell assets or take other action that would reduce the value of our securities.
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
     As of December 31, 2007, the book value of our FCC licenses was $1.1 billion and the book value of our goodwill was $269.1 million in comparison to total assets of $1.6 billion. Not less than annually, we are required to evaluate our goodwill and FCC licenses to determine if the estimated fair value of these intangible assets is less than book value. If the estimated fair value of these intangible assets is less than book value, we will be required to record a non-cash expense to write down the book value of the intangible asset to the estimated fair value. We cannot make any assurances that any required impairment charges will not have a material effect on our total assets.

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
     If we do not enter into affiliation agreements to replace our expiring agreements, we may no longer be able to carry programming of the relevant network. This loss of programming would require us to obtain replacement programming, which may involve higher costs and which may not be as attractive to our target audiences. Furthermore, our concentration of CBS and/or NBC affiliates makes us sensitive to adverse changes in our business relationship with, and the general success of, CBS and/or NBC.
Network compensation is expected to decrease in future periods.
     Television station revenues are primarily derived from local, regional and national advertising and, to a much lesser extent, from network compensation. Cash payments are provided to us by certain networks in partial exchange for a substantial majority of the advertising time available for sale during the airing of network programs. Our network compensation has declined in recent years and will continue to decline in future years, reflecting an on-going phase-out by the networks of network compensation under our affiliation agreements. Beginning in 2007, network compensation will be less than $1 million per year and is considered immaterial by management. Furthermore, certain of our affiliation agreements with CW and MyNetworkTV require us to make payments to those networks, rather than receiving payments from those networks. While these payments are not currently significant, there can be no assurances that such costs will not increase in the future.
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
Materiality of a single advertising category could adversely affect our business.
      We derive a material portion of our ad revenue from the automotive and restaurant industries. For example, approximately 25% and 11% of total revenue was earned from the automotive and restaurant categories in 2007, respectively and 23% and 10% was earned from these same industries in 2006, respectively. If automotive or restaurant related advertising revenues decrease, or if revenue from another category that constitutes a material portion of our stations’ revenue in a particular period were to decrease, our business and operating results could be adversely affected.
The phased-in introduction of digital television will continue to require us to incur capital and operating costs and may expose us to increased competition.
     The conversion from analog to digital television services in the United States by February 2009 may have the following effects on us:
Capital and operating costs
     We are incurring costs to replace equipment in our stations in order to provide digital television. Even with the flexible operating requirements, some of our stations will also incur increased utilities costs as a result of converting to digital operations. We cannot be certain we will be able to increase revenues to offset these additional costs.
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
     We expect that if the United States engages in additional foreign hostilities or there is a terrorist attack against the United States, we may lose advertising revenue and incur increased broadcasting expenses due to pre-emption, delay or cancellation of advertising campaigns and the increased costs of providing coverage of such events. We cannot predict the extent and duration of any future disruption to our programming schedule, the amount of advertising revenue that would be lost or delayed or the amount by which our broadcasting expenses would increase as a result. Any such loss of revenue and increased expenses could negatively affect our future results of operations.
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
The FCC’s National Television Station Ownership Rule limits the maximum number of households we can reach.
     The maximum percentage (or “cap”) of U.S. households that a single owner can reach through commonly owned television stations is 39 percent. Accordingly, our ability to expand through acquisitions of additional stations is constrained by those rules.
     Federal legislation and FCC rules have changed significantly in recent years and can be expected to continue to change. These changes may limit our ability to conduct our business in ways that we believe would be advantageous and may therefore affect our operating results.
Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
     Our principal executive offices are located at 4370 Peachtree Road, NE, Atlanta, Georgia, 30319. Our administrative offices are located at 126 North Washington St., Third Floor, Albany, Georgia, 31701. Our Shared Services offices are located at 1801 Halstead Blvd. Tallahassee, FL 32309.
     The types of properties required to support television stations include offices, studios, transmitter sites and antenna sites. A station’s studios are generally housed within its offices in each respective market. The transmitter sites and antenna sites are generally located in elevated areas to provide optimal signal strength and coverage. As of the filing date of this report, we own or lease land, office, studio, transmitters and antennas in each of our markets necessary to support our operations in that market area. In some market areas, we also own or lease multiple properties, such as multiple towers and or translators, to optimize our broadcast capabilities. To the extent that our properties are leased, and those leases expire, we believe that those leases can be renewed, or that alternative facilities can be leased or acquired, on terms that are equal, in all material respects, to our existing properties.
Item 3. Legal Proceedings.
     We are subject to legal proceedings and claims in the normal course of our business. We do not believe, based on current knowledge, that any legal proceedings or claims are likely to have a material adverse effect on our position, results of operations or cash flows.
Item 4. Submission of Matters to a vote of Security Holders.
     No matters were submitted to a vote of our security holders during the fourth quarter of the 2007.
Item 4A. Executive Officers of the Registrant.
     Set forth below is certain information with respect to our executive officers as of February 29, 2008:
     J. Mack Robinson, age 84, has been our Chairman and Chief Executive Officer since September 2002. Prior to that, he was our President and Chief Executive Officer since 1996. He has served as one of our directors since 1993. He is the Chairman of the Executive Committee of our board of directors. Mr. Robinson has been Chairman Emeritus of TCM since December 30, 2005 and previously served as Chairman of the Board of Bull Run Corporation from 1994 through 2005, Chairman of the Board and President of Delta Life Insurance Company and Delta Fire and Casualty Insurance Company since 1958, President of Atlantic American Corporation, an insurance holding company, from 1988 until 1995 and Chairman of the Board of Atlantic American Corporation since 1974. Mr. Robinson also serves as a director of the following companies: Bankers Fidelity Life Insurance Company, American Independent Life Insurance Company, Georgia Casualty & Surety Company, American Southern Insurance Company and American Safety Insurance Company. He is a director emeritus of Wachovia Corporation. Mr. Robinson is the husband of Mrs. Harriett J. Robinson and the father-in-law of Mr. Hilton H. Howell, Jr., both members of our board of directors.
     Hilton H. Howell, Jr., age 45, has been our Vice Chairman since September 2002. Prior to that, he was our Executive Vice President since September 2000. He has served as one of our directors since 1993. He is a member of the Executive Committee of our board of directors. He has served as President and Chief Executive Officer of Atlantic American Corporation, an insurance holding company, since 1995 and Executive Vice President from 1992 to 1995. He has been Executive Vice President and General Counsel of Delta Life Insurance Company and Delta Fire and Casualty Insurance Company since 1991, and Vice Chairman of Bankers Fidelity Life Insurance Company and Georgia Casualty & Surety Company since 1992. He has been a director of TCM since December 30, 2005 and was previously a director, Vice President and Secretary of Bull Run Corporation, from 1994 through 2005. Mr. Howell also serves as a director of the following companies: Atlantic American Corporation, Bankers Fidelity Life Insurance Company, Delta Life Insurance Company, Delta Fire and Casualty Insurance Company, Georgia Casualty & Surety Company, American Southern Insurance Company, American Safety Insurance Company, Association Casualty Insurance Company and Association Risk Management General Agency. He is the son-in-law of Mr. J. Mack Robinson and Mrs. Harriett J. Robinson, both members of our board of directors.
     Robert S. Prather, Jr., age 63, has served as our President and Chief Operating Officer since September 2002. Prior to that, he served as our Executive Vice President — Acquisitions since 1996. He has served as one of our directors since 1993. He is a member of the Executive Committee of our board of directors. He has served as Chairman of TCM since December 30, 2005 and was previously a director, Vice President and Secretary of Bull Run Corporation, from 1994 through 2005. He serves as an advisory director of Swiss Army Brands, Inc., and serves on the Board of Trustees of the Georgia World Congress Center Authority and also serves as a member of the Board of Directors for Gabelli Asset Management and Victory Ventures, Inc.
     James C. Ryan, age 47, has served as our Senior Vice President and Chief Financial Officer since September 2002. Prior to that, he was our Vice President and Chief Financial Officer since October 1998. He was the Chief Financial Officer of Busse Broadcasting Corporation from 1987 until it was acquired by us in 1998.
     Robert A. Beizer, age 68, has served as our Vice President for Law and Development and Secretary since 1996. From June 1994 to February 1996, he was of counsel to Venable, LLC a law firm, in its regulatory and legislative practice group. From 1990 to 1994, Mr. Beizer was a partner in the law firm of Sidley & Austin and was head of their communications practice group in Washington, D.C. He is a past president of the Federal Communications Bar Association and has served as a member of the American Bar Association House of Delegates. He is a member of the ABA Forum Committee on Communications Law.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
     Our common stock, no par value, and our Class A common stock, no par value, have been listed and traded on The New York Stock Exchange (the “NYSE”) since September 24, 1996 and June 30, 1995, respectively. Prior to September 16, 2002, the common stock was named Class B common stock.
     The following table sets forth the high and low sale prices of the common stock and the Class A common stock as well as the cash dividend declared for the periods indicated. The high and low sales prices of the common stock and the Class A common stock are as reported by the NYSE.

	Common Stock			Class A Common Stock
			Cash Dividends			Cash Dividends
			Declared Per			Declared Per
	High	Low	Share	High	Low	Share
2007:
First Quarter	$10.75	$7.41	$0.03	$10.79	$8.20	$0.03
Second Quarter	11.33	9.10	0.03	11.40	9.35	0.03
Third Quarter	9.75	6.53	0.03	9.40	6.70	0.03
Fourth Quarter	10.04	6.67	0.03	9.97	7.14	0.03

2006:
First Quarter	$9.54	$7.53	$0.03	$9.09	$7.54	$0.03
Second Quarter	8.63	5.15	0.03	8.22	5.60	0.03
Third Quarter	6.90	5.66	0.03	7.30	6.20	0.03
Fourth Quarter	7.42	5.76	0.03	8.35	6.50	0.03
     As of February 25, 2008, we had 42,525,897 outstanding shares of common stock held by approximately 2,516 stockholders and 5,753,020 outstanding shares of Class A common stock held by approximately 523 stockholders. The number of stockholders includes stockholders of record and individual participants in security position listings as furnished to us pursuant to Rule 17Ad-8 under the Exchange Act.
     We have paid a cash dividend on our common stock since our initial offering in 1996 and on our Class A common stock since 1967. Our Articles of Incorporation provide that each share of common stock is entitled to one vote and each share of Class A common stock is entitled to 10 votes. The Articles of Incorporation require that the common stock and the Class A common stock receive dividends on a pari passu basis. There can be no assurance of our ability to continue to pay any dividends on either class of common stock.
     Our senior credit facility contains covenants that restrict the amount available to pay cash dividends on our capital stock. In addition to the foregoing, the declaration and payment of dividends on the common stock and the Class A common stock are subject to the discretion of our Board of Directors. Any future payments of dividends will depend on our earnings and financial position and such other factors as our Board of Directors deems relevant. See Note F. “Long-term Debt” to the audited consolidated financial statements included elsewhere herein for further discussion of restrictions on our ability to pay dividends.

Stock Performance Graph
     The following stock performance graphs do not constitute soliciting material and should not be deemed filed or incorporated by reference into any other filing by us under the Securities Act of 1933, as amended or the Exchange Act, except to the extent we specifically incorporate these graphs by reference therein.
     The following graphs compare the cumulative total return of the common stock and the Class A common stock from December 31, 2002 to December 31, 2007 as compared to the stock market total return indexes for (1) The New York Stock Exchange Market Index and (2) The New York Stock Exchange Industry Index based upon the Television Broadcasting Stations Index on December 31, 2002.
     The graphs assume the investment of $100 in the common stock and the Class A common stock, the New York Stock Exchange Market Index and the NYSE Television Broadcasting Stations Index on December 31, 2002. Dividends are assumed to have been reinvested as paid.
Common Stock
Comparison of Cumulative Total Return
of One or More Companies, Peer Groups, Industry Indexes and/or
Broad Markets

	Fiscal Year Ending
Company/Index/Market	12/31/2002	12/31/2003	12/31/2004	12/31/2005	12/31/2006	12/31/2007
Gray Television Com.	$100.00	$156.13	$162.68	$104.14	$79.12	$87.74
TV Broadcasting Stations	$100.00	$132.86	$133.06	$128.67	$158.97	$155.88
NYSE Market Index	$100.00	$129.55	$146.29	$158.37	$185.55	$195.46

Class A Common Stock
Comparison of Cumulative Total Return
of One or More Companies, Peer Groups, Industry Indexes and/or
Broad Markets

	Fiscal Year Ending
Company/Index/Market	12/31/2002	12/31/2003	12/31/2004	12/31/2005	12/31/2006	12/31/2007
Gray Television Cl A	$100.00	$128.82	$122.28	$79.09	$73.07	$76.55
TV Broadcasting Stations	$100.00	$132.86	$133.06	$128.67	$158.97	$155.88
NYSE Market Index	$100.00	$129.55	$146.29	$158.37	$185.55	$195.46

Item 6. Selected Financial Data.
     Set forth below is certain selected historical consolidated financial data. This information should be read in conjunction with our audited consolidated financial statements and related notes thereto appearing elsewhere herein and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2007	2006 (1)	2005 (2)	2004	2003
	(in thousands, except per share data)
Statements of Operations Data
Revenues (3)	$307,288	$332,137	$261,553	$293,273	$243,061
Operating income	53,376	87,991	60,861	100,415	62,543
Loss on early extinguishment of debt (4)	(22,853)	(347)	(6,543)	—	—
(Loss) income from continuing operations	(23,151)	11,711	4,604	36,517	7,538
(Loss) income from discontinued publishing and wireless operations, net of income tax of $0, $0, $3,253, $5,059, and $5,672 respectively (5)	—	—	(1,242)	7,768	6,486
Net (loss) income	(23,151)	11,711	3,362	44,285	14,024
Net (loss) income available to common stockholders	(24,777)	8,464	(2,286)	41,013	10,737
Net (loss) income from continuing operations available to common stockholders per common share:
Basic	(0.52)	0.17	(0.02)	0.67	0.08
Diluted	(0.52)	0.17	(0.02)	0.66	0.08
Net (loss) income available to common
stockholders per common share:
Basic	(0.52)	0.17	(0.05)	0.83	0.21
Diluted	(0.52)	0.17	(0.05)	0.82	0.21
Cash dividends declared per common share (6)	0.12	0.12	0.12	0.24	0.08

Balance Sheet Data (at end of period):
Total assets	$1,625,969	$1,628,287	$1,525,054	$1,374,466	$1,325,329
Long-term debt (including current portion)	925,000	851,654	792,509	655,905	655,846
Redeemable serial preferred stock (7)	—	37,451	39,090	39,003	39,276
Total stockholders’ equity	337,845	379,754	380,996	378,237	362,775

(1)	Reflects the acquisition of WNDU-TV on March 3, 2006 as of the acquisition date. For further information concerning this acquisition, see Part 1, Item 1. Business included elsewhere herein.

(2)	Reflects the acquisitions of KKCO-TV on January 31, 2005, WSWG-TV on November 10, 2005 and WSAZ-TV on November 30, 2005 as of their respective acquisition dates. For further information concerning these acquisitions, see Part 1, Item 1. Business included elsewhere herein.

(3)	Our revenues fluctuate significantly between years consistent with increased advertising expenditures associated with political election years, which generally occur in even numbered years.

(4)	In 2007 we recorded a loss on early extinguishment of debt related to the refinancing of our senior credit facility and the redemption of our 9.25% Senior Subordinated Notes (“9.25% Notes”). In 2006 we recorded a loss on early extinguishment of debt related to the repurchase of a portion of our 9.25% Notes. In 2005 we recorded a loss on early extinguishment of debt related to two amendments to our senior credit facility and the repurchase of a portion of our 9.25% Notes, and recorded in 2002 a loss on early extinguishment of debt related to the amendment of our senior credit facility and the redemption of our 10 5/8 % Senior Subordinated Notes due in 2006.

(5)	We completed (i) the contribution of all of our membership interests in Gray Publishing, LLC, which included our Gray Publishing and Graylink Wireless businesses and certain other assets to Triple Crown Media, Inc. (“TCM”) and (ii) the spinoff of all the common stock of TCM to our shareholders on December 30, 2005. The selected financial information for 2003, 2004 and 2005 reflects the reclassification of the results of operations of those businesses as discontinued operations, net of income tax. See Note B. “Discontinued Operations” to our audited consolidated financial statements included elsewhere herein.

(6)	Cash dividends for 2007 and 2006 include a cash dividend of $0.03 per share approved in the fourth quarter of 2007 and 2006, respectively, and paid in the first quarter of 2008 and 2007, respectively. Cash dividends for 2004 include a Special Cash Dividend of $0.12 per share approved in the fourth quarter of 2004 and paid in the first quarter of 2005.

(7)	On May 22, 2007, we redeemed all outstanding shares of our Series C Preferred Stock.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Executive Overview
Introduction
     The following analysis of the financial condition and results of operations of Gray Television, Inc. (“we,” “us,” or “our”) should be read in conjunction with our audited consolidated financial statements and notes thereto included elsewhere herein.
Overview
     We own 36 television stations serving 30 television markets. 17 of the stations are affiliated with CBS, 10 are affiliated with NBC, eight are affiliated with ABC and one is affiliated with FOX. The combined station group has 20 markets with stations ranked #1 in local news audience and 23 markets with stations ranked #1 in overall audience within their respective markets based on the results of the average of the Nielsen November, July, May and February 2007 ratings reports. Of the 30 markets that we serve, we operate the #1 or #2 ranked station in 29 of those markets. The combined TV station group reaches approximately 6.2% of total U.S. TV households. In addition, we currently operate 40 digital second channels including one affiliated with ABC, five affiliated with FOX, eight affiliated with CW and 16 affiliated with MyNetworkTV, plus eight local news/weather channels and two independent channels in certain of our existing markets. With 17 CBS affiliated stations, we are the largest independent owner of CBS affiliates in the United States.
     Our operating revenues are derived primarily from broadcast and internet advertising, and from other sources such as production of commercials and tower rentals and from retransmission consent fees.
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
     Internet advertising is sold on our stations’ websites. These advertisements are sold as banner advertisements on the websites, pre-roll advertisements or video and other types of advertisements.
     Most advertising contracts are short-term, and generally run only for a few weeks. Approximately 68% of the net revenues of our television stations for the year ended December 31, 2007 were generated from local advertising (including political advertising revenues), which is sold primarily by a station’s sales staff directly to local accounts, and the remainder represented primarily by national advertising, which is sold by a station’s national advertising sales representative. The stations generally pay commissions to advertising agencies on local, regional and national advertising and the stations also pay commissions to the national sales representative on national advertising.
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
Recent Acquisition and Expansion Activity
     During 2007, we launched or rebranded four digital second channels including one CW and one My NetworkTV affiliate, as well as two local news/weather channels in certain of our existing markets. We launched these additional secondary channels in order to develop additional revenue streams while incurring minimal incremental expenses.
     On March 3, 2006, we completed the acquisition of the stock of Michiana Telecasting Corp., owner of WNDU-TV, the NBC affiliate in South Bend, Indiana, from the University of Notre Dame for $88.9 million, which included certain working capital adjustments and transaction fees. We financed this acquisition with borrowings under the senior credit facility.
     In addition, during 2006, we launched or rebranded 36 digital second channels including one ABC, five FOX, seven CW and 15 MyNetworkTV affiliates plus six local news/weather channels and two “independent” channels in certain of its existing markets. We launched these additional secondary channels in order to develop additional revenue streams while incurring minimal incremental expenses. The rebranding of our existing UPN stations was necessary due to the merging of the UPN and WB networks into the CW network during 2006.
     On November 30, 2005, we completed the acquisition of the assets of WSAZ-TV, Channel 3, the NBC affiliate serving the Charleston-Huntington, West Virginia market, from Emmis Communications Corp. for approximately $185.8 million. We used funds borrowed under the senior credit facility and a portion of our cash on hand to fund this acquisition.
     On November 10, 2005, we completed the acquisition of the assets of WSWG-TV, the CBS affiliate serving Albany, Georgia from P.D. Communications, LLC for approximately $3.75 million plus related transaction costs. We used a portion of our cash on hand to fund this acquisition.
     On July 1, 2005, we acquired a third FCC license to operate a second low power television station, WAHU-TV, in the Charlottesville, Virginia television market. WAHU-TV is a FOX network affiliate. Our original cost to acquire and/or construct the combined broadcast facilities of WCAV-TV, WVAW-TV and WAHU-TV was approximately $8.5 million.
     On January 31, 2005, we completed the acquisition of KKCO-TV for approximately $13.5 million. KKCO-TV, Channel 11 serves the Grand Junction, Colorado television market and is an NBC affiliate. We used a portion of our cash on hand to fully fund this acquisition.
2005 Spinoff
     On December 30, 2005, we completed the spinoff of all of the outstanding stock of TCM. Immediately prior to the spinoff, we contributed all of the membership interests in Gray Publishing, LLC, which owned and operated our Gray Publishing and GrayLink Wireless businesses and certain other assets, to TCM. In the spinoff, each of the holders of our common stock received one share of TCM common stock for every ten shares of our common stock and each holder of our Class A common stock received one share of TCM common stock for every ten shares of our Class A common stock. As part of the spinoff, we received approximately $44.0 million in cash distributed from TCM, which we used to reduce our outstanding indebtedness on December 30, 2005. TCM is now quoted on the Nasdaq

National Market under the symbol “TCMI.” The financial position and results of operations of our former publishing and wireless businesses are reported in our consolidated balance sheet and statement of operations as discontinued operations for the year ended December 31, 2005. Please refer to Note B. “Discontinued Operations” to our audited consolidated financial statements included elsewhere herein.
Revenues
     Set forth below are the principal types of revenues earned by our broadcasting operations for the periods indicated and the percentage contribution of each to total revenues (dollars in thousands):

	Year End December 31,
	2007		2006		2005
		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total
Revenues:
Local	$200,686	65.3%	$192,348	57.9%	$168,186	64.3%
National	77,365	25.2%	78,492	23.6%	70,825	27.1%
Internet	9,506	3.1%	7,607	2.3%	6,394	2.4%
Political	7,808	2.5%	42,682	12.9%	2,862	1.1%
Retransmission consent	2,436	0.8%	1,563	0.5%	1,030	0.4%
Production and other	8,719	2.8%	8,356	2.5%	7,161	2.7%
Network compensation	768	0.3%	1,089	0.3%	5,095	2.0%

Total	$307,288	100.0%	$332,137	100.0%	$261,553	100.0%

Risk Factors
     The broadcast television industry is reliant primarily on advertising revenues and faces increased competition. For a discussion of other factors that may affect our business, see “Item 1A. Risk Factors” on page 15 of this Annual Report.
Results of Operations
Year Ended December 31, 2007 (“2007”) Compared to Year Ended December 31, 2006 (“2006”)
     Revenue. Total revenues decreased $24.8 million, or 7%, to $307.3 million reflecting reduced cyclical political advertising revenues. Political advertising revenues decreased to $7.8 million from $42.7 million reflecting the cyclical influence of the 2006 elections. Local advertising revenues, excluding political advertising revenues, increased 4% or approximately $8.4 million. National advertising revenues, excluding political advertising revenues, decreased 1% or approximately $1.1 million. Internet advertising revenues, excluding political advertising revenues, increased $1.9 million, or 25%, reflecting increased website traffic and internet sales initiatives in each of our markets. The decrease in political advertising revenues was partially offset by an increase of $2.0 million in non-political advertising revenue resulting from operating WNDU-TV for 12 months in 2007 compared to 10 months in 2006. We acquired WNDU-TV in 2006. The decrease in political advertising revenues was also partially offset by increased non-political advertising revenue from our expanded digital second channels.
     Operating expense. Broadcast expenses (before depreciation, amortization and (gain) loss on disposal of assets) increased $8.2 million, or 4%, to $199.7 million due primarily to increases in the operating expenses of our primary channels totaling $5.1 million which primarily reflects routine increases in payroll, programming and promotion costs. Approximately $578,000 of this increase was the result of our operation of WNDU-TV for 12 months in 2007, compared to 10 months in 2006. The remaining $3.1 million increase is the result of additional costs associated with the expansion of the number of our digital second channels to 40 during 2007 as described above.
     Corporate and administrative expense. Corporate and administrative expenses, before depreciation, amortization and (gain) loss on disposal of assets were unchanged, totaling $15.1 million in each of 2007 and 2006. During 2007, corporate payroll expenses increased by $479,000 compared to 2006 due primarily to routine compensation increases. The increase in payroll costs was largely offset by decreases of $447,000 in professional and other services. Corporate and administrative expenses included non-cash stock-based compensation expense during the years ended 2007 and 2006 of $1.2 million and $1.1 million, respectively.
     Depreciation. Depreciation of property and equipment totaled $38.6 million and $34.1 million for 2007 and 2006, respectively. The increase in depreciation was due to acquired stations and newly acquired equipment.
     Amortization of intangible assets. Amortization of intangible assets was $0.8 million for 2007 as compared to $2.5 million for 2006. The decrease in amortization expense was due to definite lived intangible assets of stations acquired in prior years, becoming fully amortized, partially offset by amortization of intangible assets acquired with the purchase of WNDU-TV in 2006.
     Interest expense. Interest expense increased $0.4 million to $67.2 million for 2007 compared to $66.8 million for 2006. This increase is primarily attributable to higher average debt balances in 2007 compared to 2006 partially offset by lower average interest rates. The total average debt balance was $913.0 million and $814.8 million for 2007 and 2006, respectively. The average interest rates were 7.00% and 7.51% for 2007 and 2006, respectively.
     Loss on Early Extinguishment of Debt. In 2007, we replaced our former senior credit facility with a new senior credit facility and redeemed our 9.25% Notes. As a result of these transactions, we recorded a loss on early extinguishment of debt of $6.5 million related to the senior credit facility and $16.4 million related to the redemption of the 9.25% Notes. The loss related to the redemption of the 9.25% Notes included $11.8 million in premiums, the write-off of $4.0 million in deferred financing costs and $614,000 in unamortized bond discount.
     Income tax expense or benefit. The effective tax rate decreased to 35.1% for 2007 from 45.6% for 2006. The effective tax rates differ from the statutory rate due to the following items:

	Year Ended December 31,
	2007	2006
Statutory tax rate	35.0%	35.0%
State income taxes	4.1%	6.2%
Change in valuation allowance	(1.2)%	1.0%
Reserve for uncertain tax positions	(2.8)%	0.0%
Other	0.0%	3.4%

	35.1%	45.6%

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005 (“2005”)
     Revenues. Total revenues increased $70.5 million, or 27%, to $332.1 million reflecting, in part, the acquisition of television stations and expansion of operations discussed above. Political advertising revenues increased to $42.7 million from $2.9 million reflecting the cyclical influence of the 2006 elections. Local advertising revenues, excluding political advertising revenues, increased 14% or approximately $24.1 million. National advertising revenues, excluding political advertising revenues, increased 11% or approximately $7.7 million. Internet advertising revenues, excluding political advertising revenues, increased $1.2 million, or 19%, reflecting increased website traffic and internet sales initiatives in each of our markets. Local and national advertising was influenced, in part, by the proportion of the total available advertising time utilized by political announcements. Network compensation revenue decreased 79% to $1.1 million from $5.1 million due to lower revenue from network affiliation agreements that were renewed in recent years.
     Operating expenses. Broadcast expenses (before depreciation, amortization and loss on disposal of assets) increased $29.6 million, or 18%, to $191.5 million due primarily to the acquisition of WNDU-TV and WSAZ-TV and due to the expansion of operations as discussed above. The acquisitions of WNDU-TV and WSAZ-TV resulted in an increase in broadcast expenses of $17.4 million. Excluding the acquisitions of WNDU-TV and WSAZ-TV, payroll-related expenses increased approximately 4% or $4.6 million. This increase was due primarily to routine compensation increases at our existing stations and approximately $1.3 million of payroll-related expenses attributable to modest staffing increases at each station to support the operation of the new digital second channels. Excluding the acquisitions of WNDU-TV and WSAZ-TV, non-payroll-related expenses increased approximately 13%, or $7.7 million. This increase was largely due to an incremental increase in non-payroll expenses for the digital second channels of $1.7 million; increases in market research expenses of $1.1 million; increases in national representation firm sales commissions of $1.5 million; increases in electric utilities of $651,000 and increases in the cost of syndicated programming of $718,000.
     Corporate and administrative expenses. Corporate and administrative expenses, before depreciation, amortization and loss on disposal of assets, increased 27% to $15.1 million from $11.9 million due, in part, to incremental increases in payroll expense of $807,000, incremental increases in legal fees of $973,000 and incremental increases in consulting expense of $221,000. 2006 also included an aggregate of approximately $1.1 million of non-cash expenses recorded in connection with restricted stock awards and our adoption on January 1, 2006 of SFAS 123(R) which implemented new accounting rules for expensing stock-based compensation. 2005 contained $391,000 of non-cash expenses associated with restricted stock awards.
     Depreciation. Depreciation of property and equipment totaled $34.1 million and $24.5 million for 2006 and 2005, respectively. The increase in depreciation was due to acquired stations and newly acquired equipment.
     Amortization of intangible assets. Amortization of intangible assets was $2.5 million for 2006, compared to $1.0 million for 2005. The increase in amortization expense was due to definite lived intangible assets of stations acquired in 2006 and 2005.
     Interest expense. Interest expense increased $20.3 million to $66.8 million for 2006 compared to $46.5 million for 2005. This increase is primarily attributable to higher average interest rates in 2006 compared to 2005 and increases in amounts borrowed under our senior credit facility to fund acquisitions. The total average debt balance was $814.8 million and $670.0 million for 2006 and 2005, respectively. The total average interest rates were 7.51% and 6.79% for 2006 and 2005, respectively.
     Loss on Early Extinguishment of Debt. We reported a loss on early extinguishment of debt in the amount of $347,000, which related to the repurchase of $4.7 million, face amount, of our 9.25% Notes in the open market. The loss included a premium of $246,000, the write-off of unamortized deferred finance costs of $88,000 and an unaccreted discount of $13,000.
     Income tax expense. The effective tax rate increased to 45.6% for 2006 from 44.7% for 2005. Income tax expense for 2006 increased as a percentage of pre-tax income primarily as a result of higher income tax valuation allowances against state net operating loss carryforwards.
Liquidity and Capital Resources
General
     The following tables present data that we believe is helpful in evaluating our liquidity and capital resources (in thousands):

	Year Ended December 31,
	2007	2006
Net cash provided by operating activities	$28,360	$79,860
Net cash used in investing activities	(25,662)	(129,305)
Net cash provided by financing activities	7,899	44,871

Increase (decrease) in cash and cash equivalents	$10,597	$(4,574)

	December 31,
	2007	2006
Cash and cash equivalents	$15,338	$4,741
Long-term debt including current portion	$925,000	$851,654
Preferred stock	$—	$37,451
Available credit under senior credit agreement	$100,000	$97,000
     We file a consolidated federal income tax return and such state or local tax returns as are required. Although we may earn taxable operating income in future years, as of December 31, 2007, we anticipate that through the use of our available loss carryforwards we will not pay significant amounts of federal or state income taxes in the next several years.
     We believe that current cash balances, cash flows from operations and available funds under our senior credit facility will be adequate to provide for our capital expenditures, debt service, cash dividends and working capital requirements for the foreseeable future.
     We do not believe that inflation has had a significant impact on our results of operations nor is inflation expected to have a significant effect upon our business in the near future.
     Net cash provided by operating activities decreased $51.5 million to $28.4 million for 2007 compared to net cash provided of $79.9 million for the prior year. The decrease in cash provided by operations was due primarily to several factors including: a decrease in revenues of $24.8 million; an increase in broadcast and corporate expenses of $8.2 million; a payment of $4.95 million for a sports marketing rights agreement and a net change in current operating assets and liabilities of $11.8 million.
     Net cash used in investing activities decreased $103.6 million to $25.7 million for 2007 compared to $129.3 million for the prior year. The decrease in cash used in investing activities was largely due to decreases in capital expenditures for 2007 of $16.3 million and the acquisition of WNDU-TV on March 3,

2006, representing a use of cash totaling $84.9 million. There were no similar station acquisitions during 2007.
     Net cash provided by financing activities decreased $37.0 million to $7.9 million for 2007 compared to $44.9 million for the prior year. This decrease was due primarily to our refinancing activities in 2007 compared to our acquisition-related borrowing activities in 2006. In 2006, our borrowings included $84.9 million to acquire WNDU-TV. In 2007, we redeemed our Series C Preferred Stock using $37.9 million, incurred costs of $13.0 million related to the redemption of our 9.25% Notes and incurred $3.2 million in costs related to the refinancing of our senior credit facility. See the following section for more information on our refinancing.
Refinancing of Existing Long-term Debt and the Redemption of the Series C Preferred Stock
     On March 19, 2007, we refinanced our senior credit facility. The new senior credit facility has a total credit commitment of $1.025 billion consisting of a $100.0 million revolving facility and a $925.0 million institutional term loan facility. The revolving facility matures on March 19, 2014 and the term loan facility matures on December 31, 2014. In addition, the term loan facility will require quarterly installments of principal repayments equal to 0.25% of the total commitment beginning March 31, 2008. No permanent reductions to the revolving credit facility commitment will be required prior to the final maturity date of that facility.
     On March 19, 2007, we drew $8.0 million on our revolving credit facility and drew $610.0 million on the term loan facility to fund the payoff of all outstanding amounts under our former senior credit facility, to pay fees and expenses of approximately $3.2 million relating to the refinancing and for other general corporate purposes.
     On April 18, 2007, we drew $275.0 million on our term loan facility and redeemed all of our then outstanding 9.25% Notes. The redemption included the payment of all $253.8 million in outstanding principal plus $8.0 million in accrued interest and $11.8 million in premiums due to the holders of the 9.25% Notes upon the early redemption.
     On May 22, 2007, we drew $40.0 million on our term loan facility to redeem all of our outstanding Series C Preferred Stock and pay applicable accrued dividends, fees and expenses related to the redemption. The liquidation value per share was $10,000. The total paid to the shareholders was $37.9 million plus $429,000 in accrued dividends at 8.0% per annum. The funds remaining from the $40.0 million drawdown after the redemption were used to pay down debt balances under the revolver portion of the senior credit facility.
     In addition to the draws on our senior credit facility related to our refinancing described above, we have made additional drawdowns under our senior credit facility during 2007 for working capital needs which were repaid as of December 31, 2007.
     Under the new senior credit facility, we can choose to pay interest at a rate equal to the London Interbank Offered Rate (“LIBOR”) rate plus a margin or at the lenders’ base rate, generally equal to the lenders’ prime rate, plus a margin. The applicable margin for our revolving credit facility varies based on our leverage ratio as defined in the loan agreement.
     Presented below are the ranges of applicable margins available to us based on our performance in comparison with the terms as defined in the new senior credit facility:

	Applicable Margin for	Applicable Margin for
	Base Rate Advances	LIBOR Advances
Revolving Credit Facility	0.00% - 0.25%	0.625% - 1.50%

Term Loan Facility	0.25%	1.50%
     In addition, under our new senior credit facility, we pay a commitment fee on the average daily unused portion of the revolving credit facility ranging from 0.20% to 0.50% on an annual basis.
     The amount outstanding under our senior credit facility as of December 31, 2007 was $925.0 million comprised solely of the term loan facility. The revolving credit facility did not have an outstanding balance as of December 31, 2007. The weighted average interest rate on the balance outstanding under the senior credit facility at December 31, 2007 and 2006 was 6.7% and 6.9%, respectively. Available credit under the revolving credit facility as of December 31, 2007 was $100.0 million. As of December 31, 2007, the commitment fee was 0.50% on the available credit under the senior credit facility.
     The collateral for our new senior credit facility consists of substantially all of our and our subsidiaries’ assets, excluding real estate. In addition, our subsidiaries are joint and several guarantors (“the Subsidiary Guarantors”) of the obligations and our ownership interests in our subsidiaries are pledged to collateralize the obligations. The new senior credit facility contains affirmative and restrictive covenants that we must comply with, including but not limited to (a) limitations on additional indebtedness, (b) limitations on liens, (c) limitations on amendments to our by-laws and articles of incorporation, (d) limitations on mergers and the sale of assets, (e)  limitations on guarantees, (f) limitations on investments and acquisitions, (g) limitations on the payment of dividends and the redemption of our capital stock, (h) maintenance of a specified leverage ratio not to exceed certain maximum limits, (i) limitations on related party transactions, (j) limitations on the purchase of real estate, (k) limitations on entering into multiemployer retirement plans, as well as other customary covenants for credit facilities of this type. As of December 31, 2007, we were in compliance with these covenants.
     We are a holding company with no material independent assets or operations, other than our investment in our subsidiaries. The aggregate assets, liabilities, earnings and equity of the Subsidiary Guarantors are substantially equivalent to our assets, liabilities, earnings and equity on a consolidated basis. The Subsidiary Guarantors are, directly or indirectly, our wholly owned subsidiaries and the guarantees of the Subsidiary Guarantors are full, unconditional and joint and several. All of our current and future direct and indirect subsidiaries are Subsidiary Guarantors. Accordingly, separate financial statements and other disclosures of each of the Subsidiary Guarantors are not presented because we have no independent assets or operations, the guarantees are full and unconditional and joint and several.
Retirement Plan
     We have three defined benefit pension plans. Two of these plans were assumed by us as a result of our acquisitions and are frozen plans. Our active defined benefit pension plan, which we consider to be our primary pension plan covers substantially all our full-time employees. Retirement benefits are based on years of service and the employees’ highest average compensation for five consecutive years during the last ten years of employment. Our funding policy is consistent with the funding requirements of existing federal laws and regulations under the Employee Retirement Income Security Act of 1974.
     A discount rate is selected annually to measure the present value of the benefit obligations. In determining the selection of a discount rate, we estimated the timing and amounts of expected future benefit payments and applied a yield curve developed to reflect yields available on high-quality bonds.

The yield curve is based on an externally published index specifically designed to meet the criteria of generally accepted accounting principals in the United States of America (“U.S. GAAP”). The discount rate selected for determining benefit obligations as of December 31, 2007 was 6.10% which reflects the results of this yield curve analysis. The discount rate used for determining benefit obligations as of December 31, 2006 was 6.00%. Our assumption regarding expected return on plan assets reflects asset allocations, investment strategy and the views of investment managers, as well as historical experience. We use an assumed return of 7.00% for our invested pension assets. Actual asset returns for these trusts were approximately 6.57% in 2007 and 9.17% in 2006. Other significant assumptions include inflation, salary growth, retirement rates and mortality rates. Our inflation assumption is based on an evaluation of external market indicators. The salary growth assumptions reflect our long-term actual experience, the near-term outlook and assumed inflation. Compensation increases over the latest five-year period have been in line with assumptions. Retirement and mortality rates are based on actual plan experience.
     During each of the years ended December 31, 2007 and 2006, we contributed $3.1 million to all three of our pension plans and we anticipate making a contribution of $3.8 million in 2008.
     See Note K. “Retirement Plans” in our audited consolidated financial statements included elsewhere herein for further information concerning the retirement plans.
Off-Balance Sheet Arrangements
     We have various operating lease commitments for equipment, land and office space. We also have commitments for various syndicated television programs and for digital television (“DTV”) equipment.
     We have two types of syndicated television program contracts: first run programs and off network reruns. The first run programs are programs such as Oprah and the off network programs are programs such as Seinfeld. A difference between the two types of syndicated television programming is that the first run programs have not been produced at the time the contract is signed and the off network programs have been produced. For all syndicated television contracts we record an asset and corresponding liability for payments to be made for the entire “off network” contract period and for only the current year of the “first run” contract period. Only the payments in the current year of the “first run” contracts are recorded on the current balance sheet, because the programs for the later years of the contract period have not been produced and delivered. The amounts for syndicated television programming in the table below are for contracts that are not recorded on our balance sheet as of December 31, 2007.
     Future minimum payments under operating leases with initial or remaining noncancelable lease terms in excess of one year, obligations for syndicated television programs as described above and commitments for DTV equipment that have been ordered but not yet been received are as follows (in thousands):

			Syndicated
	DTV	Operating	Television
Year	Equipment	Lease	Programming	Total
2008	$860	$1,169	$4,362	$6,391
2009	4,175	796	13,088	18,059
2010	—	661	11,941	12,602
2011	—	579	8,006	8,585
2012	—	343	3,121	3,464
Thereafter	—	1,432	72	1,504

	$5,035	$4,980	$40,590	$50,605

     The DTV equipment, operating lease and syndicated television programming amounts in the table above are estimates of commitments that are in addition to liabilities accrued for on our balance sheet as of December 31, 2007.
     On October 12, 2004, the University of Kentucky (“UK”) jointly awarded a sports marketing agreement to us and Host Communications, Inc. (“Host”). The agreement with UK commenced on April 16, 2005 and has an initial term of seven years with the option to extend for three additional years.
     On July 1, 2006, the terms between us and Host concerning the UK sports marketing agreement were amended. The amended agreement provides that we will share in profits in excess of certain amounts specified by the agreement, if any, but not losses. The agreement also provides that we would separately retain all local broadcast advertising revenue and pay all local broadcast expenses for activities under the agreement. Under the amended agreement, Host agreed to make all license fee payments to UK. However, if Host is unable to pay the license fee to UK, we will then pay the unpaid portion of the license fee to UK. As of December 31, 2007, the aggregate license fees to be paid by Host to UK over the remaining portion of the full ten-year term (including optional three additional years) for the agreement is approximately $60.6 million. If advances are made by us on behalf of Host, Host will then reimburse us for the amount paid within 60 days subsequent to the close of each contract year which ends on June 30th. Host has also agreed to pay interest on any advance at a rate equal to the prime rate. As of December 31, 2007, we had not advanced any amounts to UK on behalf of Host under this agreement. As of December 31, 2006, Host owed us $1.7 million under this contract, which was reported as a related party receivable. We collected this receivable during the first quarter of 2007.
     On May 31, 2007, we entered into a second sports marketing agreement with Host. The second agreement provides us with certain marketing, broadcasting and other promotional rights related to the University of Tennessee (“UT”) sporting events and related programming. We paid $4.95 million to Host in June of 2007 and the agreement became effective on July 1, 2007. The agreement has a term of ten years and is accounted for as a prepaid other asset, allocated between current and non-current portions on our balance sheet. The cost of the agreement will be amortized as an operating expense over the life of the agreement.
     Host was formerly a wholly owned subsidiary of TCM, a related party. During November of 2007, TCM sold all of its interest in Host to IMG Worldwide, Inc. (“IMG”), an unrelated party. As of December 31, 2007, we no longer consider Host to be a related party.

Tabular Disclosure of Contractual Obligations as of December 31, 2007 (in thousands):

	Payment due by period
		Less than			More than
		1 Year	1-3 Years	3-5 Years	5 Years
Contractual Obligations	Total	2008	2009-2010	2011-2012	after 2013
Long-term debt obligations (1)	$925,000	$9,250	$18,500	$18,500	$878,750
Cash interest on long-term debt obligations (2)	333,051	61,941	122,015	119,525	29,570
Operating lease obligations (3)	4,980	1,169	1,457	922	1,432
Purchase obligations currently accrued (4)	18	18	—	—	—
Purchase obligations not currently accrued (5)	5,035	860	4,175	—	—
Programming obligations currently accrued (6)	15,852	13,963	1,576	259	54
Programming obligations not currently accrued (7)	40,590	4,362	25,029	11,127	72
Acquisition related liabilities (8)	3,380	980	1,481	826	93
Obligation to UK (9)	60,590	7,526	15,401	15,963	21,700

Total	$1,388,496	$100,069	$189,634	$167,122	$931,671

(1)	“Long-term debt obligations” represent the current and all future payment obligations under long-term borrowings referenced in FASB Statement of Financial Accounting Standards No. 47 “Disclosure of Long-Term Obligations,” as may be modified or supplemented. This obligation consists of obligations under our senior credit facility. These amounts are recorded as liabilities as of the current balance sheet date. As of December 31, 2007, the interest rate on the balance outstanding under the senior credit facility was 6.73%.

(2)	“Cash interest on long-term debt obligations” represents estimated interest expense on long-term debt obligations based upon the average debt balances expected in the future and computed using the average interest rates for 2007. As of December 31, 2007, our interest rate on the balance outstanding under the senior credit facility was 6.73%.

(3)	“Operating lease obligations” represent payment obligations under non-cancelable lease agreements classified as operating leases and disclosed pursuant to Statement of Financial Accounting Standards No. 13, “Accounting for Leases,” as may be modified or supplemented. These amounts are not recorded as liabilities as of the current balance sheet date.

(4)	“Purchase obligations currently accrued” generally represent payment obligations for DTV equipment. It is our policy to accrue for these obligations when the equipment is received and the vendor has completed the work required by the purchase agreement. These amounts are recorded as liabilities as of the current balance sheet date.

(5)	“Purchase obligations not currently accrued” generally represent payment obligations for DTV equipment. It is our policy to accrue for these obligations when the equipment is received and the vendor has completed the work required by the purchase agreement. These amounts are not recorded as liabilities as of the current balance sheet date.

(6)	“Programming obligations currently accrued” represent obligations for syndicated television programming whose license period has begun and the product is available. These amounts are recorded as liabilities as of the current balance sheet date.

(7)	“Programming obligations not currently accrued” represent obligations for syndicated television programming whose license period has not yet begun or the product is not yet available. These amounts are not recorded as liabilities as of the current balance sheet date.

(8)	“Acquisition related liabilities” represent certain obligations associated with acquisitions of television stations that were completed in prior years. These amounts are recorded as liabilities as of the current balance sheet date.

(9)	“Obligation to UK” represents total obligations and excluding any potential revenues under a sports marketing agreement awarded jointly to us and Host. These amounts are not recorded as liabilities as of the current balance sheet date. See “Off-Balance Sheet Arrangements” immediately preceding this table for additional information concerning this obligation.
     Estimates of the amount, timing and future funding obligations under our pension plans include assumptions concerning, among other things, actual and projected market performance of plan assets, investment yields, statutory requirements and demographic data for pension plan participants. Pension plan funding estimates are therefore not included in the table above because the timing and amounts of funding obligations for all future periods cannot be reasonably determined. We expect to contribute approximately $3.8 million in total to our active pension plan and the acquired pension plans during 2008.
Critical Accounting Policies
     The preparation of financial statements in conformity with U.S. GAAP requires us to make judgments and estimations that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. We consider the following accounting policies to be critical policies that require judgments or estimations in their application where variances in those judgments or estimations could make a significant difference to future reported results.
Valuation of Broadcast Licenses
     As of December 31, 2007, the book value of our broadcast licenses and goodwill was approximately $1.1 billion and $269.1 million, respectively.
     Broadcast licenses of television stations acquired prior to January 1, 2002 were valued using a residual basis methodology (analogous to “goodwill”) where the excess of the purchase price over the fair value of all identified tangible and intangible assets was attributed to the broadcast license. This residual basis approach will generally produce higher valuations of broadcast licenses when compared to applying an income method as discussed below. The book value for these broadcast licenses was approximately $470.7 million as of December 31, 2007.
     We value the broadcast licenses of any television station acquired after December 31, 2001 using an income approach. Under this approach, a broadcast license is valued based on analyzing the estimated after-tax discounted future cash flows of the station, assuming an initial hypothetical start-up operation maturing into an average performing station in a specific television market and giving consideration to other relevant factors such as the technical qualities of the broadcast license and the number of competing broadcast licenses within that market. This income approach will generally produce lower valuations of broadcast licenses when compared to applying a residual method as discussed above. The book value for these broadcast licenses was approximately $588.4 million as of December 31, 2007.

     At the September 2004 meeting of the Emerging Issues Task Force (“EITF”), the SEC Observer clarified the SEC Staff’s position on the use of the residual method for valuation of acquired assets other than goodwill which is referred to as topic D-108. The SEC Staff believed that the residual method did not comply with the requirements of Statement of Financial Accounting Standards No. 141, “Business combinations” (“SFAS No. 141”) when used to value certain intangible assets that arise from legal or contractual rights. Accordingly, the SEC Staff believed that the residual method should no longer be used to value intangible assets other than goodwill. Registrants were required to apply the income approach to such assets acquired in business combinations completed after September 29, 2004, and perform impairment tests using an income approach on all intangible assets that were previously valued using the residual method no later than the beginning of their first fiscal year beginning after December 15, 2004.
     Effective January 1, 2005, we adopted the provisions of this announcement and performed a valuation assessment of its broadcast licenses using the income approach. The implementation of this pronouncement did not require us to record an impairment charge in the first quarter of the year ended December 31, 2005. However, applying the income approach to value broadcast licenses originally valued using a residual method may place a greater possibility of future impairment charges on those broadcast licenses due to the inherent “miss-match” of the fundamental assumptions between the current valuation method (a hypothetical start-up value) in comparison to the method utilized to first establish the initial value of the broadcast license (a mature station’s residual enterprise value).
Annual Impairment Testing of Broadcast Licenses and Goodwill
     The annual impairment testing of broadcast licenses and goodwill for each individual television station requires an estimation of the “fair value” of each broadcast license and the fair value of the entire television station for evaluating goodwill. Such estimations generally rely on analysis of public and private comparative sales data as well as discounted cash flow analysis that inherently requires multiple assumptions relating to the future prospects of each individual television station including, but not limited to, the long-term market growth characteristics, a station’s viewing audience, station revenue shares within a market, future operating expenses, costs of capital and appropriate discount rates. We believe that the assumptions we utilize in analyzing potential impairment of broadcast licenses and/or goodwill for each of our television stations are reasonable individually and in the aggregate. However, these assumptions are highly subjective and changes in any one assumption, or a combination of assumptions, could produce significant differences in the calculated outcomes.
Valuation of Network Affiliation Agreements
     Some broadcast companies may use methods to value acquired network affiliations different than those that we use. These different methods may result in significant variances in the amount of purchase price allocated to these assets among broadcast companies.
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
     We ascribe no incremental value to the incumbent network affiliation relationship in a market beyond the cost of negotiating a new agreement with another network and the value of any terms of the affiliation agreement that were more favorable or unfavorable than those generally prevailing in the market. Instead, we believe that the value of a television station is derived primarily from the attributes of its broadcast license. These attributes have a significant impact on the audience for network programming in a local television market compared to the national viewing patterns of the same network programming.
     We have acquired a total of 19 television stations since 2002. The methodology we used to value these stations was based on our evaluation of the broadcast licenses acquired and the characteristics of the markets in which they operated. Given our assumptions and the specific attributes of the stations we acquired during 2002 through 2007, we ascribed no incremental value to the incumbent network affiliation relationship in each market beyond the cost of negotiating a new agreement with another network and the value of any terms of the affiliation agreement that were more favorable or unfavorable than those generally prevailing in the market.
     Certain other broadcasting companies have valued network affiliations on the basis that it is the affiliation and not the other attributes of the station, including its broadcast license, which contributes to the operational performance of that station. As a result, we believe that these broadcasting companies include in their network affiliation valuation amounts related to attributes which we believe are more appropriately reflected in the value of the broadcast license or goodwill.
     If we were to assign higher values to all of our network affiliations and less value to our broadcast licenses or goodwill and if it is further assumed that such higher values of the network affiliations are definite lived intangible assets, this reallocation of value might have a significant impact on our operating results. It should be noted that there is a diversity of practice and some broadcast companies have considered such network affiliation intangible asset to have a life ranging from 15 to 40 years depending on the specific assumptions utilized by those broadcast companies.
     The following table reflects the hypothetical impact of the hypothetical reassignment of value from broadcast licenses to network affiliations for all our prior acquisitions (the first acquisition being in 1994) and the resulting increase in amortization expense assuming a hypothetical 15-year amortization period (in thousands, except per share data):

		Percentage of Total
		Value reassigned to
		Network
	As	Affiliation Agreements
	Reported	50%	25%
Balance Sheet (As of December 31, 2007):
Broadcast licenses	$1,059,066	$728,054	$893,560
Other intangible assets, net (including network affiliation agreements)	2,685	333,697	168,191
Statement of Operations (For the year ended December 31, 2007):
Amortization of intangible assets	825	37,917	19,371
Operating income	53,376	16,824	34,830
Loss from continuing operations	(23,151)	(45,777)	(34,464)
Net loss available to common stockholders	(24,777)	(47,403)	(36,090)
Net loss available to common stockholders, per share — basic and diluted	$(0.52)	$(0.99)	$(0.76)

     In future acquisitions, the valuation of the network affiliations may differ from the values of previous acquisitions due to the different characteristics of each station and the market in which it operates.
Income Taxes
     We have approximately $219.1 million in federal operating loss carryforwards, which expire during the years 2020 through 2027. Additionally, we have an aggregate of approximately $267.7 million of various state operating loss carryforwards. We project taxable income in the carryforward periods. Therefore, we believe that it is more likely than not that the federal net operating loss carryforwards will be fully utilized.
     A valuation allowance has been provided for a portion of the state net operating loss carryforwards. We believe that it will not meet the more likely than not threshold in certain states due to the uncertainty of generating sufficient income. Therefore, the state valuation allowance at December 31, 2007 and 2006 was $5.2 million and $4.8 million, respectively.
Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a common definition for fair value to be applied to U.S. GAAP guidance requiring use of fair value, establishes a framework for measuring fair value and expands disclosure about such fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of SFAS 157 on our consolidated financial position and results of operations.
     In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing U.S. GAAP until January 1, 2009, after which we will apply SFAS 141R.
Cautionary Statements for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act
     This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Annual Report, the words “believes,” “expects,” “anticipates,” “estimates” and similar words and expressions are generally intended to identify forward-looking statements. Statements that describe our future strategic plans, goals or objectives are also forward-looking statements. Readers of this Annual Report are cautioned that any forward-looking statements, including those regarding the intent, belief or current expectations, are not guarantees of future performance, results or events and involve risks and uncertainties, and that actual results and events may differ materially from those in the forward-looking statements as a result of various factors including, but not limited to, those listed in Item 1A. of this Annual Report and the other factors described from time to time in our filings with the SEC. The forward-looking statements included in this Annual Report are made only as of the date hereof. We undertake no obligation to update such forward-looking statements to reflect subsequent events or circumstances.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
     Based on the our floating rate debt outstanding at December 31, 2007, a 100 basis point increase in market interest rates would increase our interest expense and decrease our income before income taxes for the year by approximately $8.5 million. The estimated fair value of our total long-term debt at December 31, 2007 was approximately $857.9 million, which was approximately $67.1 million less than its carrying value. Fair market values are determined from quoted market prices where available or based on estimates made by investment bankers.

Item 8. Financial Statements and Supplementary Data.

Management’s Report on Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the SEC, internal control over financial reporting is a process designed by, or under the supervision of our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements in accordance with U.S. GAAP.
     Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the consolidated financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     In connection with the preparation of our annual consolidated financial statements, management has undertaken an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.
     Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2007.
     The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by McGladrey & Pullen, LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
Gray Television, Inc.
Atlanta, Georgia
We have audited the accompanying consolidated balance sheets of Gray Television, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for the years then ended. Our audits also included the financial statement schedule information for 2007 and 2006 of Gray Television, Inc. listed in Item 15(a). We also have audited Gray Television, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Gray Television, Inc.’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the company’s internal control over financial reporting based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gray Television, Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule information for 2007 and 2006, when considered in relation to the basic consolidated financial statements taken as a whole; presents fairly in all material respects the information set forth therein. Further in our opinion Gray Television, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
As discussed in Notes A and J to the consolidated financial statements, in 2007 the Company changed its method of accounting for uncertainty in income taxes and in 2006 the Company changed its methods of accounting for share-based compensation and pension and other postretirement plans.
/s/ McGladrey & Pullen, LLP
Ft. Lauderdale, Florida
March 14, 2008

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Gray Television, Inc.:
In our opinion, the consolidated statements of income and comprehensive income, of stockholders’ equity and of cash flows for the year ended December 31, 2005 present fairly, in all material respects, the results of operations and cash flows of Gray Television, Inc. and its subsidiaries for the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ended December 31, 2005 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
PricewaterhouseCoopers LLP
Atlanta, Georgia
March 16, 2006

GRAY TELEVISION, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,
	2007	2006
Assets:
Current assets:
Cash and cash equivalents	$15,338	$4,741
Accounts receivable, less allowance for doubtful accounts of $1,303 and $1,033, respectively	63,070	60,346
Program broadcast rights	10,489	10,459
Related party receivable	—	1,710
Deferred tax asset	1,450	600
Marketable securities	4,177	—
Prepaid and other current assets	3,483	2,302

Total current assets	98,007	80,158

Property and equipment, net	173,039	187,120
Deferred loan costs, net	3,325	11,584
Broadcast licenses	1,059,066	1,059,066
Goodwill	269,118	269,536
Other intangible assets, net	2,685	3,510
Investment in broadcasting company	13,599	13,599
Other	7,130	3,714

Total assets	$1,625,969	$1,628,287

See accompanying notes.

GRAY TELEVISION, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,
	2007	2006
Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$7,978	$7,848
Employee compensation and benefits	11,620	11,408
Accrued interest	15,879	10,832
Other accrued expenses	5,772	6,569
Dividends payable	1,445	2,207
Federal and state income taxes	3,757	2,616
Current portion of program broadcast obligations	13,963	12,975
Acquisition related liabilities	980	1,060
Deferred revenue	5,491	3,786
Current portion of long-term debt	9,250	4,500

Total current liabilities	76,135	63,801

Long-term debt, less current portion	915,750	847,154
Program broadcast obligations, less current portion	1,889	2,713
Deferred income taxes	262,778	282,540
Deferred revenue	3,911	4,215
Accrued pension costs	6,808	6,951
Other	20,853	3,708

Total liabilities	1,288,124	1,211,082

Commitments and contingencies (Note L)

Redeemable serial preferred stock, no par value; cumulative; convertible; designated 5 shares, issued and outstanding 0 and 4 shares, respectively ($0 and $37,890 aggregate liquidation value, respectively)	—	37,451

Stockholders’ equity:
Common stock, no par value; authorized 100,000 shares, issued 46,173 shares and 45,691 shares, respectively	448,459	443,698
Class A common stock, no par value; authorized 15,000 shares, issued 7,332 shares	15,321	15,321
Accumulated deficit	(50,560)	(20,026)
Accumulated other comprehensive loss, net of income tax benefit	(13,047)	(2,429)

	400,173	436,564

Treasury stock at cost, common stock, 3,772 shares and 3,124 shares, respectively	(39,930)	(34,412)
Treasury stock at cost, Class A common stock, 1,579 shares	(22,398)	(22,398)

Total stockholders’ equity	337,845	379,754

Total liabilities and stockholders’ equity	$1,625,969	$1,628,287

See accompanying notes.

GRAY TELEVISION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per share data)

	Year Ended December 31,
	2007	2006	2005
Revenues (less agency commissions)	$307,288	$332,137	$261,553
Operating expenses:
Operating expenses before depreciation, amortization and (gain) loss on disposal of assets, net	199,687	191,502	161,905
Corporate and administrative	15,090	15,097	11,896
Depreciation	38,558	34,073	24,456
Amortization of intangible assets	825	2,453	1,034
(Gain) loss on disposals of assets, net	(248)	1,021	1,401

	253,912	244,146	200,692

Operating income	53,376	87,991	60,861
Other income (expense):
Miscellaneous income, net	972	677	558
Interest expense	(67,189)	(66,787)	(46,549)
Loss on early extinguishment of debt	(22,853)	(347)	(6,543)

Income (loss) from continuing operations before income taxes	(35,694)	21,534	8,327
Income tax expense (benefit)	(12,543)	9,823	3,723

Income (loss) from continuing operations	(23,151)	11,711	4,604
Loss from operations of discontinued publishing and wireless operations net of income tax expense of $0, $0 and $3,253, respectively	—	—	(1,242)

Net income (loss)	(23,151)	11,711	3,362
Preferred dividends (includes accretion of issuance cost of $439, $111 and $87, respectively)	1,626	3,247	3,258
Deemed non-cash preferred stock dividend	—	—	2,390

Net income (loss) available to common stockholders	$(24,777)	$8,464	$(2,286)

Basic per share information:
Income (loss) from continuing operations available to common stockholders	$(0.52)	$0.17	$(0.02)
Loss from discontinued operations, net of tax	—	—	(0.03)

Net income (loss) available to common stockholders	$(0.52)	$0.17	$(0.05)

Weighted average shares outstanding	47,788	48,408	48,649

Diluted per share information:
Income (loss) from continuing operations available to common stockholders	$(0.52)	$0.17	$(0.02)
Loss from discontinued operations, net of tax	—	—	(0.03)

Net income (loss) available to common stockholders	$(0.52)	$0.17	$(0.05)

Weighted average shares outstanding	47,788	48,425	48,649

Dividends declared per share	$0.12	$0.12	$0.12
See accompanying notes.

GRAY TELEVISION, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(in thousands, except for number of shares)

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

See accompanying notes.

GRAY TELEVISION, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (Continued)
(in thousands, except for number of shares)

										Accumulated
	Class A				Retained	Class A		Common		Other
	Common Stock		Common Stock		Earnings	Treasury Stock		Treasury Stock		Comprehensive	Unearned
	Shares	Amount	Shares	Amount	(Deficit)	Shares	Amount	Shares	Amount	Income (Loss)	Compensation	Total
Balance at December 31, 2005	7,331,574	$15,282	45,258,544	$441,533	$(22,662)	(1,578,554)	$(22,398)	(2,221,550)	$(28,766)	$(1,257)	$(736)	$380,996

Derecognition of minimum pension liability, net of income tax	—	—	—	—	—	—	—	—	—	1,257		1,257
Adjustment to pension liability upon implementation of SFAS 158, net of income taxes	—	—	—	—	—	—	—	—	—	(2,432)		(2,432)

Adjusted balance	7,331,574	15,282	45,258,544	441,533	(22,662)	(1,578,554)	(22,398)	(2,221,550)	(28,766)	(2,432)	(736)	379,821

Net income	—	—	—	—	11,711	—	—	—	—	—	—	11,711
Gain on derivatives, net of income tax	—	—	—	—	—	—	—	—	—	3	—	3

Comprehensive income												11,714
Reclassification upon adoption of SFAS 123(R)	—	—	—	(736)	—	—	—	—	—	—	736	—
Common stock cash dividends ($0.12) per share	—	—	—	—	(5,828)	—	—	—	—	—	—	(5,828)
Preferred stock dividends	—	—	—	—	(3,247)	—	—	—	—	—	—	(3,247)
Issuance of common stock:
401(k) plan	—	—	217,089	1,513	—	—	—	—	—	—	—	1,513
Officer’s restricted stock plan	—	—	160,000	—	—	—	—	—	—	—	—	—
Directors’ restricted stock plan	—	—	55,000	—	—	—	—	—	—	—	—	—
Repurchase of common stock	—	—	—	—	—	—	—	(902,200)	(5,646)	—	—	(5,646)
Spinoff of publishing and wireless businesses	—	39	—	296	—	—	—	—	—	—	—	335
Stock based compensation	—	—	—	1,092	—	—	—	—	—	—	—	1,092

Balance at December 31, 2006	7,331,574	$15,321	45,690,633	$443,698	$(20,026)	(1,578,554)	$(22,398)	(3,123,750)	$(34,412)	$(2,429)	$—	$379,754

See accompanying notes.

GRAY TELEVISION, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (Continued)
(in thousands, except for number of shares)

										Accumulated
	Class A					Class A		Common		Other
	Common Stock		Common Stock		Accumulated	Treasury Stock		Treasury Stock		Comprehensive
	Shares	Amount	Shares	Amount	Deficit	Shares	Amount	Shares	Amount	Income (Loss)	Total
Balance at December 31, 2006	7,331,574	$15,321	45,690,633	$443,698	$(20,026)	(1,578,554)	$(22,398)	(3,123,750)	$(34,412)	$(2,429)	$379,754

Net loss	—	—	—	—	(23,151)	—	—	—	—	—	(23,151)
Loss on derivatives, net of income tax	—	—	—	—	—	—	—	—	—	(10,754)	(10,754)
Adjustment to pension liability, net of income tax										136	136

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	(33,769)
Common stock cash dividends ($0.12) per share	—	—	—	—	(5,757)	—	—	—	—	—	(5,757)
Preferred stock dividends	—	—	—	—	(1,626)	—	—	—	—	—	(1,626)
Issuance of common stock:
401(k) plan	—	—	264,419	2,242	—	—	—	—	—	—	2,242
Non-qualified stock plan	—	—	163,295	1,271	—	—	—	—	—	—	1,271
Directors’ restricted stock plan	—	—	55,000	—	—	—	—	—	—	—	—
Repurchase of common stock	—	—	—	—	—	—	—	(647,800)	(5,518)	—	(5,518)
Share-based compensation	—	—	—	1,248	—	—	—	—	—	—	1,248

Balance at December 31, 2007	7,331,574	$15,321	46,173,347	$448,459	$(50,560)	(1,578,554)	$(22,398)	(3,771,550)	$(39,930)	$(13,047)	$337,845

See accompanying notes.

GRAY TELEVISION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2007	2006	2005
Operating activities
Net income (loss)	$(23,151)	$11,711	$3,362
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	38,558	34,073	26,090
Amortization of intangible assets	825	2,453	1,034
Amortization of deferred loan costs	967	2,269	1,709
Amortization of share-based awards	1,248	1,092	391
Write off loan acquisition costs from early extinguishment of debt	22,853	91	3,638
FCC license impairment expense	—	—	3,206
Amortization of program broadcast rights	15,194	14,234	11,577
Payments on program broadcast obligations	(14,101)	(13,530)	(11,452)
Common stock contributed to 401(K) Plan	2,242	1,513	2,284
Deferred revenue, network compensation	(300)	1,322	2,414
Deferred income taxes	(13,823)	8,976	5,717
(Gain) loss on disposal of assets, net	(248)	1,021	1,265
Payment for sports marketing agreement	(4,950)	—	—
Other	173	(58)	339
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(2,089)	397	(2,181)
Other current assets	(3,169)	2,035	(73)
Accounts payable	2,082	1,093	1,363
Employee compensation, benefits and pension costs	288	1,577	(3,100)
Accrued expenses	(374)	(134)	2,295
Accrued interest	5,047	6,369	230
Income taxes payable	1,141	404	770
Deferred revenue other, including current portion	(53)	2,952	(396)

Net cash provided by operating activities	28,360	79,860	50,482

Investing activities
Acquisition of television businesses and licenses, net of cash acquired	(92)	(85,295)	(208,250)
Purchases of property and equipment	(24,834)	(41,139)	(37,161)
Proceeds from asset sales	290	198	2,223
Payments on acquisition related liabilities	(1,012)	(2,831)	(980)
Other	(14)	(238)	(1,757)

Net cash used in investing activities	(25,662)	(129,305)	(245,925)

Financing activities
Proceeds from borrowings on long-term debt	392,500	135,750	229,438
Repayments of borrowings on long-term debt	(318,500)	(76,727)	(92,970)
Deferred and other loan costs	(16,255)	—	(7,199)
Dividends paid, net of accreted preferred dividend	(7,709)	(6,756)	(14,892)
Income tax benefit relating to stock plans	—	—	419
Proceeds from issuance of common stock	1,271	—	2,448
Purchase of common stock	(5,518)	(5,646)	(7,004)
Redemption of preferred stock	(31,400)	—	—
Redemption and purchase of preferred stock from related party	(6,490)	(1,750)	—
Distribution from spinoff of publishing and wireless businesses	—	—	43,952

Net cash provided by financing activities	7,899	44,871	154,192

Net increase (decrease) in cash and cash equivalents	10,597	(4,574)	(41,251)
Cash and cash equivalents at beginning of period	4,741	9,315	50,566

Cash and cash equivalents at end of period	$15,338	$4,741	$9,315

See accompanying notes.

GRAY TELEVISION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A. Description of Business and Summary of Significant Accounting Policies
Description of Business
     Gray Television, Inc. is a television broadcast company headquartered in Atlanta, Georgia. As of December 31, 2007, we operated 36 television stations serving 30 markets. Seventeen of the stations are affiliated with CBS Inc., or “CBS,” 10 of the stations are affiliated with the National Broadcasting Company, Inc., or “NBC,” eight of the stations are affiliated with the American Broadcasting Company, or “ABC”, one station is affiliated with FOX Entertainment Group, Inc., or “FOX.” In addition, we currently operate 40 digital second channels including one affiliated with ABC, five affiliated with FOX, eight affiliated with The CW Network, LLC (“CW”) and 16 affiliated with Twentieth Television, Inc. (“MyNetworkTV”), plus eight local news/weather channels and two independent channels in certain of its existing markets. With 17 CBS affiliated stations, we are the largest independent owner of CBS affiliates in the country. Our operations consist of one reportable segment.
Principles of Consolidation
     The consolidated financial statements include our accounts and the accounts of our subsidiaries. All significant intercompany accounts and transactions have been eliminated.
Revenue Recognition
     Broadcasting advertising revenue is generated primarily from the sale of television advertising time. Internet advertising revenue is generated from the sale of advertisements on our stations’ websites. Broadcast network compensation is generated by payments to us from the broadcast networks. Retransmission consent revenue is generated by payments to us from cable and satellite distribution systems for their retransmission of our broadcasts. Advertising revenue is billed to the customer and recognized when the advertisement is broadcast or appears on our stations’ websites. Broadcast network compensation is recognized on a straight-line basis over the life of the contract. Retransmission consent revenue is recognized as earned over the life of the contract. Cash received which has not yet been recognized as revenue is presented as deferred revenue.
Barter Transactions
     We account for trade barter transactions involving the exchange of tangible goods or services with our customers. The revenue is recorded at the time the advertisement is broadcast and the expense is recorded at the time the goods or services are used. The revenue and expense associated with these transactions are based on the fair value of the assets or services received. Trade barter revenue and expense recognized by us for each of the years ended December 31, 2007, 2006 and 2005 is as follows (amounts in thousands):

	Year Ended December 31,
	2007	2006	2005
Trade barter revenue	$2,256	$2,327	$2,344
Trade barter expense	(2,116)	(2,410)	(2,191)

	$140	$(83)	$153

     In accordance with the Financial Accounting Standards Board’s (the “FASB”) Statement No. 63, “Financial Reporting by Broadcasters,” we do not account for barter revenue and related barter

A. Description of Business and Summary of Significant Accounting Policies (Continued)
Barter Transactions (Continued)
expense generated from network programming. Neither do we account for barter revenue and related barter expense generated from syndicated programming as such amounts are not material. Furthermore, any such barter revenue recognized would then require the recognition of an equal amount of barter expense. The recognition of these amounts would have no effect upon net income.
Advertising Expense
     We recorded advertising expense of $1.8 million, $1.8 million and $1.4 million for the years ended December 31, 2007, 2006 and 2005, respectively. Advertising expenses have increased during the three year period as a result of the acquisition of stations and the expansion of operations at existing stations through digital second channels.
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
Marketable Securities
     Our marketable securities are income yielding securities that generally can be readily converted into cash. Our marketable securities include commercial paper, corporate notes and bonds. All of our marketable securities are classified as trading securities and are reported as current assets at their estimated fair market values.
     The reported fair value is based on a variety of factors and assumptions including quoted market prices when available. Accordingly, the fair value may not represent actual value of the securities that could have been realized as of December 31, 2007, or that will be realized in the future and do not include expenses that could be incurred in an actual sale or settlement.
Allowance for Doubtful Accounts Receivable
     We record a provision for doubtful accounts based on a percentage of local revenue receivables that are over sixty days old and a percentage of national revenue receivables that are over ninety days old. We recorded expenses for this allowance of $1.0 million, $763,000 and $387,000 for the years ended December 31, 2007, 2006 and 2005, respectively. We write-off accounts receivable balances when we determine that they have become uncollectible.

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
Property and Equipment
     Property and equipment are carried at cost. Depreciation is computed principally by the straight-line method. Buildings, towers, improvements and equipment are generally depreciated over estimated useful lives of approximately 35 years, 20 years, 10 years and 5 years, respectively. Maintenance, repairs and minor replacements are charged to operations as incurred; major replacements and betterments are capitalized. The cost of any assets sold or retired and related accumulated depreciation are removed from the accounts at the time of disposition, and any resulting profit or loss is reflected in income or expense for the period. The following table lists components of property and equipment by major category (in thousands):

	December 31,
	2007	2006
Property and equipment:
Land	$22,342	$20,741
Buildings and improvements	48,724	44,601
Equipment	278,402	264,738

	349,468	330,080
Accumulated depreciation	(176,429)	(142,960)

	$173,039	$187,120

Deferred Loan Costs
     Loan acquisition costs are amortized over the life of the applicable indebtedness using a straight-line method which approximates the effective interest method.
Asset Retirement Obligations
     We own office equipment, broadcasting equipment, other leasehold improvements and transmission towers, some of which are located on, or are housed in, leased property or facilities. At the conclusion of several of these leases we are legally obligated to dismantle, remove and otherwise properly dispose of and remediate the facility or property. We estimate our asset retirement obligation based upon the cash flows of the costs to be incurred and the net present value of those estimated amounts. The asset retirement obligation is recognized as a non-current liability and as a component of the cost of the related asset. Changes to our asset retirement obligation resulting from revisions to the timing or the amount of the original undiscounted cash flow estimates are recognized as an increase or decrease to the carrying amount of the asset retirement obligation and the related asset retirement cost capitalized as part of the

A. Description of Business and Summary of Significant Accounting Policies (Continued)
Asset Retirement Obligations (Continued)
related property, plant, or equipment. Changes in the asset retirement obligation resulting from accretion of the net present value of the estimated cash flows are recognized as operating expenses. We recognize depreciation expense of the capitalized cost over the estimated life of the lease. Our estimated obligations become due at varying times, during the years of 2008 through 2059. The liability recognized for our asset retirement obligations was approximately $407,000 and $309,000 as of December 31, 2007 and 2006, respectively.
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
Share-Based Compensation
     On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(R) (“SFAS 123(R)”), “Share Based Payment” to record compensation expense for our stock compensation plans. Prior to January 1, 2006, we accounted for stock-based awards under the intrinsic value method, which followed the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.

A. Description of Business and Summary of Significant Accounting Policies (Continued)
Accounting for Derivatives
     We may use swap agreements to convert a portion of our variable rate debt to a fixed rate basis, thus managing exposure to interest rate fluctuations. Our exposure under interest rate swap agreements is limited to the cost of replacing the contracts in the event of non-performance by the counterparties to the contracts, all of which are currently our lending banks. To minimize this risk, we select counterparties with credit risks acceptable to us and we limit our exposure to an individual counterparty. We do not enter into derivative financial investments for trading purposes.
     For periods where we entered into a swap agreement, we recognize interest differentials from the interest rate swap agreements as adjustments to interest expense in the period they occur. The differential paid or received as interest rates change is accrued and recognized as an adjustment to interest expense. The amount payable to, or receivable from, counter-parties is included in liabilities or assets. The fair value of the swap agreements is recognized in the financial statements as an asset or liability depending on the circumstances.
Concentration of Credit Risk
     We provide advertising air-time to national and local advertisers within the geographic areas in which we operate. Credit is extended based on an evaluation of the customer’s financial condition, and generally advance payment is not required. Credit losses are provided for in the financial statements and consistently have been within our expectations.
     For the year ended December 31, 2007, approximately 25% and 11% of our broadcast revenue were obtained from advertising sales to automotive and restaurant customers, respectively. We experienced similar concentrations of revenue in the years ended December 31, 2006 and 2005. Although, our revenues could be affected by changes within these industries, this risk is in part mitigated by the diversity of companies from which these revenues are obtained. Furthermore, our large geographic operating area partially mitigates the effect of regional economic changes.
     Our cash and cash equivalents are held by a single major financial institution; however, risk of loss is mitigated by the size and the financial health of the institution.
Fair Value of Financial Instruments
     The estimated fair value of our long-term debt at December 31, 2007 and 2006 was $857.9 million and $862.9 million, respectively. The estimated fair market value of our 9.25% senior subordinated notes as of December 31, 2006 was based upon trading activity. The fair value of other financial instruments classified as current assets or liabilities approximates their carrying value due to their short term nature.
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
restricted stock and stock options. The following table reconciles basic weighted average shares outstanding to diluted weighted average shares outstanding for the years ended December 31, 2007, 2006 and 2005 (in thousands):

	Year Ended December 31,
	2007	2006	2005
Weighted average shares outstanding — basic	47,788	48,408	48,649
Stock options, warrants, convertible preferred stock and restricted stock	—	17	—

Weighted average shares outstanding — diluted	47,788	48,425	48,649

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

	Year Ended December 31,
	2007	2006	2005
Antidilutive securities excluded from diluted earnings per share:
Employee stock options outstanding	864	1,818	1,683
Nonvested restricted stock outstanding	128	238	65
Shares issuable upon potential conversion of Series C Preferred Stock	—	2,899	3,034
Shares issuable upon potential conversion of warrants	—	—	375

Total	992	4,955	5,157

Investment in Broadcasting Company
     We have an investment in Sarkes Tarzian, Inc. (“Tarzian”) whose principal business is the ownership and operation of two television stations. The investment represents 33.5% of the total outstanding common stock of Tarzian (both in terms of the number of shares of common stock outstanding and in terms of voting rights), but such investment represents 73% of the equity of Tarzian for purposes of dividends, if paid, as well as distributions in the event of any liquidation, dissolution or other sale of Tarzian. This investment is accounted for under the cost method of accounting and reflected as a non-current asset. We have no commitment to fund operations of Tarzian and we have neither representation on Tarzian’s board of directors nor any other influence over Tarzian’s management. We believe the cost method is appropriate to account for this investment given the existence of a single voting majority shareholder and the lack of management influence.

A. Description of Business and Summary of Significant Accounting Policies (Continued)
Valuation and Impairment Testing of Intangible Assets
     Approximately $1.3 billion, or 82%, of our total assets as of December 31, 2007 consist of unamortized intangible assets, principally broadcast licenses and goodwill.
     We value the broadcast licenses of television stations using an income approach. Under this approach, a broadcast license is valued based on analyzing the estimated after-tax discounted future cash flows of the station, assuming an initial start-up operation maturing into an average performing station in a specific television market and giving consideration to other relevant factors such as the technical qualities of the broadcast license and the number of competing broadcast licenses within that market.
     For purposes of testing goodwill impairment, each of our individual television stations is a separate reporting unit. We review each television station for possible goodwill impairment by comparing the estimated market value of each respective reporting unit to the carrying value of that reporting unit’s net assets. If the estimated market values exceed the net assets, no goodwill impairment is deemed to exist. If the fair value of the reporting unit does not exceed the carrying value of that reporting unit’s net assets, we then perform, on a notional basis, a purchase price allocation applying the guidance of Statements of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”) by allocating the reporting unit’s fair value to the fair value of all tangible and identifiable intangible assets with residual fair value representing the implied fair value of goodwill of that reporting unit. The carrying value of goodwill for the reporting unit is written down to this implied value.
Related Party Insurance Transactions
     For the years ended December 31, 2007, 2006 and 2005, we made payments to Georgia Casualty and Surety Co. in the amounts of $317,000, $320,000 and $288,000, respectively, for insurance services provided. Mr. J. Mack Robinson, our Chairman and Chief Executive Officer and his affiliates have an ownership interest in Atlantic American Corporation, a publicly traded company, which is the parent company of Georgia Casualty and Surety Co.
Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a common definition for fair value to be applied to generally accepted accounting principals in the United States of America (“U.S. GAAP”) guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of SFAS 157 on our consolidated financial position and results of operations.
     In December 2007, the FASB issued SFAS No.141R, “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing U.S. GAAP until January 1, 2009, after which we will apply SFAS 141R.

A. Description of Business and Summary of Significant Accounting Policies (Continued)
Changes in classifications
     The classification of certain prior year amounts in the accompanying consolidated financial statements have been changed in order to conform to the current year presentation.
B. Discontinued Operations
     On December 30, 2005, we completed the spinoff of all of the outstanding stock of Triple Crown Media, Inc. (“TCM”). Immediately prior to the spinoff, we contributed all of the membership interests in Gray Publishing, LLC, which owned and operated our former Gray Publishing and GrayLink Wireless businesses and certain other assets, to TCM. In the spinoff, each of the holders of our common stock received one share of TCM common stock for every ten shares of our common stock and each holder of our Class A common stock received one share of TCM common stock for every ten shares of our Class A common stock. As part of the spinoff, we received a cash distribution of approximately $44 million from TCM, which we used to reduce our outstanding indebtedness on December 30, 2005. TCM is quoted on the NASDAQ National Market under the symbol “TCMI.”
     Our statement of stockholders’ equity for the year ended December 31, 2005 records the related $26.2 million decrease in retained earnings reflecting the distribution of the net carrying amounts of those businesses to TCM. The statement of stockholder’s equity for the year ended December 31, 2005 also records the $36.0 million distribution, net of tax, received from TCM, as a proportionate increase to the balances of our common stock and Class A common stock. We received an additional distribution from TCM of $335,000 in 2006 related to the spinoff. This amount was allocated among our common stock and Class A common stock accounts during the year ended December 31, 2006.
     We have reclassified the former Gray Publishing and GrayLink Wireless revenues and expenses for the year ended December 31, 2005 to discontinued operations, net of income tax in our consolidated statement of operations. We did not allocate interest on corporate indebtedness to discontinued operations. We have included our third-party legal, accounting, professional, printing and other costs of the transaction related to the spinoff as a part of our discontinued operations, net of income tax, in the consolidated statement of operations for the year ended December 31, 2005.

B. Discontinued Operations (Continued)
     The following are the components of income from discontinued operations, net of tax for the year ended December 31, 2005 (in thousands):

Year Ended
December 31, 2005
Operating revenues	$52,658
Operating expenses	39,708
Transaction costs	6,238
Depreciation	1,634
Impairment of FCC licenses	3,206
(Gain) loss on disposal of assets, net	(136)

Operating income	2,008
Miscellaneous income, net	3

Income before income taxes	2,011
Income tax expense	3,253

Income (loss) from operations of discontinued publishing and other operations net of income tax expense	$(1,242)

     During the year ended December 31, 2005, we recorded a $3.2 million impairment charge related to our wireless FCC licenses. The impairment of the FCC license was attributed to increased competition from cellular telephones and were included in the assets spunoff on December 30, 2005.
Related Party Transactions Associated With Discontinued Operations
     For the year ended December 31, 2005, we made payments to Georgia Casualty and Surety Co. in the amounts of $153,000 for insurance services provided to our discontinued operations. Mr. J. Mack Robinson, our Chairman and Chief Executive Officer and his affiliates have an ownership interest in Atlantic American Corporation, a publicly traded company, which is the parent company of Georgia Casualty and Surety Co.
C. Purchase of Federal Communications License
     On August 17, 2004, we completed the acquisition of an FCC television license for WCAV-TV, Channel 19, in Charlottesville, Virginia from Charlottesville Broadcasting Corporation. Our cost to acquire that FCC license was approximately $1 million. WCAV-TV is a CBS network affiliate. We also have an FCC license to operate a low power television station, WVAW-TV, in the Charlottesville, Virginia television market. WVAW-TV is an ABC network affiliate.
     On July 1, 2005, we acquired a third FCC license to operate a second low power television station, WAHU-TV, in the Charlottesville, Virginia television market. WAHU-TV is a FOX network affiliate. Our original cost to acquire and/or construct the combined broadcast facilities for these three stations was approximately $8.5 million.

D. Business Acquisitions
2006 Acquisition — WNDU-TV
     On March 3, 2006, we acquired Michiana Telecasting Corp., operator of WNDU-TV, from The University of Notre Dame for a purchase price of $88.9 million, which included the contract price of $85.0 million, working capital adjustments of $3.4 million and transaction costs of $0.5 million. WNDU-TV serves the South Bend – Elkhart, Indiana television market and is an NBC affiliate. To fund the acquisition, we borrowed $100.0 million under our then outstanding senior credit facility. These funds were used to fund the acquisition of WNDU-TV and to reduce portions of our then outstanding revolving credit facility debt.
     The acquisition of WNDU-TV was consistent with our acquisition strategy to acquire dominant stations in mid-size markets.
     The acquisition of WNDU-TV was accounted for under the purchase method of accounting. Under the purchase method of accounting, the results of operations of the acquired business are included in the accompanying consolidated financial statements as of its acquisition date. The identifiable assets and liabilities of the acquired business are recorded at their estimated fair values with the excess of the purchase price over such identifiable net assets allocated to goodwill. During 2007, we adjusted the amounts recorded for WNDU-TV to reflect actual net assets acquired compared to estimated amounts previously reported. Amounts realized on accounts receivable were $635,000 more than anticipated and amounts required to settle accrued expenses were $292,000 more than anticipated. The value of goodwill was decreased by $343,000 to reflect the net impact of these changes.
     The following table summarizes the fair values of the assets acquired and the liabilities assumed at the date of acquisition for WNDU-TV (in thousands):

WNDU-TV
Cash	$3,311
Accounts receivable	3,425
Current portion of program broadcast rights	421
Other current assets	61
Program broadcast rights exluding current portion	260
Property and equipment	22,382
Broadcast licenses	35,640
Goodwill	46,213
Other intangible assets	2,322
Accounts payable and accrued expenses	(2,833)
Current portion of program broadcast obligations	(423)
Deferred income tax liability	(21,646)
Program broadcast obligations exluding current portion	(195)

Total purchase price including expenses	$88,938

     All of the goodwill recorded in association with the acquisition is not expected to be deductible for income tax purposes. Broadcast licenses and goodwill are indefinite lived intangible assets.

D. Business Acquisitions (Continued)
2006 Acquisition — WNDU-TV (Continued)
Pro Forma Operating Results (Unaudited)
     This unaudited pro forma operating data does not purport to represent what our actual results of operations would have been had we acquired WNDU-TV on January 1, 2005 and should not serve as a forecast of our operating results for any future periods. The pro forma adjustments are based solely upon certain assumptions that we believe are reasonable under the circumstances at that time. Unaudited pro forma operating data for the years ended December 31, 2006 and 2005, are as follows (in thousands, except per common share data):

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

D. Business Acquisitions (Continued)
2005 Acquisitions
WSAZ-TV
     On November 30, 2005, we completed the acquisition of WSAZ-TV’s assets from Emmis Communications Corp. for a purchase price of $185.8 million plus related transaction costs of $602,000. WSAZ-TV, Channel 3, serves the Charleston – Huntington, West Virginia television market and is an NBC affiliate. To fund the acquisition, we borrowed $185.0 million under our senior credit facility and used $1.0 million of cash on hand.
     During the year ended December 31, 2006, the fair values of the assets and liabilities acquired of WSAZ-TV were adjusted. We incurred $363,000 in additional professional fees and $497,000 in amounts required to settle certain liabilities in excess of their original estimates. The value of goodwill was increased by $860,000 to reflect the additional costs.
WSWG-TV (formerly WVAG-TV)

     On November 10, 2005, we completed the acquisition of WSWG-TV’s assets from P. D. Communications LLC for a purchase price of $3.75 million plus related transaction costs of $83,000. The total cost was $3.75 million. When purchased, the station’s call letters were WVAG-TV. We changed the station’s call letters to WSWG-TV subsequent to the acquisition to emphasize its focus on southwest Georgia. WSWG-TV, Channel 44, serves the Albany, Georgia television market. WSWG-TV is currently affiliated with the CBS and the MyNetworkTV networks. We used cash on hand to fund the acquisition.
KKCO-TV
     On January 31, 2005, we completed the acquisition of KKCO-TV’s assets from Eagle III Broadcasting, LLC for a purchase price of $13.5 million plus related transaction costs of $700,000. Total cost was $14.2 million. KKCO-TV, Channel 11, serves the Grand Junction, Colorado television market and is an NBC affiliate. We used cash on hand to fully fund this acquisition.
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
Pro Forma Operating Results (Unaudited)
     This unaudited pro forma operating data does not purport to represent what our actual results of operations would have been had we acquired KKCO-TV, WSWG-TV and WSAZ-TV on January 1, 2005 and should not serve as a forecast of our operating results for any future periods. The pro forma adjustments are based solely upon certain assumptions that management believes are reasonable under the circumstances at this time.

D. Business Acquisitions (Continued)
2005 Acquisitions (Continued)
Pro Forma Operating Results (Unaudited) (Continued)
Unaudited pro forma operating data for the year ended December 31, 2005, are as follows (in thousands, except per common share data):

Pro Forma
Year Ended
December 31, 2005
(Unaudited)
Operating revenues	$282,131
Operating income	69,873
Income from continuing operations, net of income tax	4,705
Net income	3,463
Preferred dividends	3,258
Deemed non-cash preferred stock dividend	2,390
Net loss available to common stockholders	$(2,185)

Basic per share information:
Loss from continuing operations available to common stockholders	$(0.02)
Loss from discontinued operations, net of income tax	(0.03)

Net loss available to common stockholders	$(0.05)

Weighted average shares outstanding	48,649

Diluted per share information:
Loss from continuing operations available to common stockholders	$(0.02)
Loss from discontinued operations, net of income tax	(0.03)

Net loss available to common stockholders	$(0.05)

Weighted average shares outstanding	48,649
     The pro forma results presented above include adjustments to reflect (i) additional interest expense associated with debt to finance the respective acquisitions, (ii) depreciation and amortization of assets acquired and (iii) the income tax effect of such pro forma adjustments.

E. Marketable Securities
     We have historically invested excess cash balances in a highly rated enhanced cash fund managed by Columbia Management Advisers, LLC, a subsidiary of Bank of America, N.A. (“Columbia Management”). We refer to this investment fund as the Columbia Fund.
     On December 6, 2007, Columbia Management initiated a series of steps which included the temporary suspension of all immediate cash distributions from the Columbia Fund and changed its method of valuation from a fixed asset valuation to a fluctuating asset valuation. Since that date, Columbia Management has commenced the liquidation of the Columbia Fund and has initiated limited cash distributions.
     As of December 31, 2007, we recorded a mark-to-market adjustment of $87,781 reflecting a decrease in market value of 1.26% of our original investment. Our remaining balance in the Columbia Fund net of the mark-to-market adjustment as of December 31, 2007 was $6.3 million of which $2.1 million was recorded as a cash equivalent and the remaining $4.2 million was recorded as a current marketable security as of that date.
     Columbia Management is in the process of liquidating the remainder of the Columbia Fund and is distributing cash to investors as quickly as practicable. As of the filing date of this report, we have received cash distributions totaling $2.7 million which represents 40% of our original investment. As of December 31, 2007, each dollar invested had a market value of $0.9874. As of the filing date of this report, the market value of each dollar invested was approximately $0.9740.
     During the year ended December 31, 2007, we earned interest income of $78,000 from the Columbia Fund. We continue to earn interest income on our investment in the Columbia Fund. As of December 31, 2007, the average annual yield for the prior thirty days was 4.94%.
F. Long-term Debt
     Long-term debt consists of the following (in thousands):

	December 31,
	2007	2006
Senior credit facility	$925,000	$598,500
9 1/4% Senior Subordinated Notes due 2011	—	253,807

	925,000	852,307
Less unamortized discount	—	(653)

Total long-term debt including current portion	925,000	851,654
Less current portion	(9,250)	(4,500)

Total long-term debt	$915,750	$847,154

Amount available under the revolving portion of senior credit facility	$100,000	$97,000

F. Long-term Debt (Continued)
Refinancing of Senior Credit Facilities and Redemption Transactions
     On March 19, 2007, we refinanced our senior credit facility. The new senior credit facility has a total credit commitment of $1.025 billion consisting of a $100.0 million revolving facility and a $925.0 million institutional term loan facility. The revolving facility matures on March 19, 2014 and the term loan facility matures on December 31, 2014. In addition, the term loan facility will require quarterly installments of principal repayments equal to 0.25% of the total commitment beginning March 31, 2008. No permanent reductions to the revolving credit facility commitment will be required prior to the final maturity date of that facility.
     On March 19, 2007, we drew $8.0 million on our revolving credit facility and drew $610.0 million on the term loan facility to fund the payoff of all outstanding amounts under our former senior credit facility, to pay fees and expenses of approximately $3.2 million relating to the refinancing and for other general corporate purposes.
     On April 18, 2007, we drew $275.0 million on our term loan facility and redeemed all of our then outstanding 9.25% Senior Subordinated Notes due 2011 (the “9.25% Notes”). The redemption transaction included the payment of all $253.8 million in outstanding principal plus $8.0 million in accrued interest and $11.8 million in premiums due to the holders of the 9.25% Notes upon the early redemption.
     On May 22, 2007, we drew $40.0 million on our term loan facility to redeem all of our outstanding Series C Preferred Stock and pay applicable accrued dividends, fees and expenses related to the redemption. The liquidation value per share was $10,000. The total paid to the shareholders was $37.9 million plus $429,000 in accrued dividends at 8.0% per annum. The funds remaining from the $40.0 million draw after the redemption were used to pay down debt balances under the revolver portion of the senior credit facility.
     In addition to the draws on our senior credit facility related to our refinancing described above, we have made additional draws under our senior credit facility during 2007 for working capital needs which were repaid as of December 31, 2007.
     Under the new senior credit facility, we can choose to pay interest at a rate equal to the London Interbank Offered Rate (“LIBOR”) rate plus a margin or at the lenders’ base rate, generally equal to the lenders’ prime rate, plus a margin. The applicable margin for our revolving credit facility varies based on our leverage ratio as defined in the loan agreement. Presented below are the ranges of applicable margins available to us based on our performance in comparison with the terms as defined in the new senior credit facility:

	Applicable Margin for	Applicable Margin for
	Base Rate Advances	LIBOR Advances
Revolving Credit Facility	0.00% - 0.25%	0.625% - 1.50%

Term Loan Facility	0.25%	1.50%
     Also under our new senior credit facility, we pay a commitment fee on the average daily unused portion of the revolving credit facility ranging from 0.20% to 0.50% on an annual basis.

F. Long-term Debt (Continued)
Refinancing of Senior Credit Facilities and Redemption Transactions (Continued)
     The amount outstanding under our senior credit facility as of December 31, 2007 was $925.0 million comprised solely of the term loan facility. The revolving credit facility did not have an outstanding balance as of December 31, 2007. The weighted average interest rate on the balance outstanding under the senior credit facility at December 31, 2007 and 2006 was 6.7% and 6.9%, respectively. Available credit under the revolving credit facility as of December 31, 2007 was $100.0 million. As of December 31, 2007, the commitment fee was 0.50% on the available credit under the senior credit facility.
     The collateral for our new senior credit facility consists of substantially all of our and our subsidiaries’ assets, excluding real estate. In addition, our subsidiaries are joint and several guarantors (“the Subsidiary Guarantors”) of the obligations and our ownership interests in our subsidiaries are pledged to collateralize the obligations. The new senior credit facility contains affirmative and restrictive covenants that we must comply with, including but not limited to (a) limitations on additional indebtedness, (b) limitations on liens, (c) limitations on amendments to our by-laws and articles of incorporation, (d) limitations on mergers and the sale of assets, (e)  limitations on guarantees, (f) limitations on investments and acquisitions, (g) limitations on the payment of dividends and the redemption of our capital stock, (h) maintenance of a specified leverage ratio not to exceed certain maximum limits, (i) limitations on related party transactions, (j) limitations on the purchase of real estate, (k) limitations on entering into multiemployer retirement plans, as well as other customary covenants for credit facilities of this type. As of December 31, 2007, we were in compliance with these covenants.
     We are a holding company with no material independent assets or operations, other than our investment in our subsidiaries. The aggregate assets, liabilities, earnings and equity of the Subsidiary Guarantors are substantially equivalent to our assets, liabilities, earnings and equity on a consolidated basis. The Subsidiary Guarantors are, directly or indirectly, our wholly owned subsidiaries and the guarantees of the Subsidiary Guarantors are full, unconditional and joint and several. All of our current and future direct and indirect subsidiaries are guarantors of the senior credit facility. Accordingly, separate financial statements and other disclosures of each of the Subsidiary Guarantors are not presented because we have no independent assets or operations, the guarantees are full and unconditional and joint and several and any of our subsidiaries other than the Subsidiary Guarantors are immaterial.
9.25% Senior Subordinated Notes
     As described earlier in the “Refinancing of Senior Credit Facilities and Redemption Transactions” section of this note, on April 18, 2007, we redeemed all of our then outstanding 9.25% Notes. The 9.25% Notes originated on December 21, 2001, when we sold $180 million aggregate principal amount of the 9.25% Notes. The net proceeds from the sale of the 9.25% Notes was approximately $173.6 million. These senior subordinated notes had a coupon of 9.25% and were priced at a discount to yield 9.375%. On September 10, 2002, we completed the sale of an additional $100 million principal amount of the 9.25% Notes. The coupon on these additional notes was 9.25% and they were issued at par. These additional notes were issued under the same indenture and had the same terms as our previously existing senior subordinated notes. The additional senior subordinated notes formed a single series with our then existing senior subordinated notes and were collectively referred to as the 9.25% Notes.

F. Long-term Debt (Continued)
Loss on Early Extinguishment of Debt
     As a result of refinancing our senior credit facilities, we incurred lender and legal fees of approximately $3.2 million and $7.2 million in 2007 and 2005, respectively. Portions of these fees were capitalized, net of amounts written off in accordance with EITF 98-14 “Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements” and EITF 96-19 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments.” Based on these criteria, we recognized a loss on early extinguishment of debt to write off portions of the previously capitalized loan fees totaling $6.5 million and $3.1 million in 2007 and 2005, respectively. Included in loss on early extinguishment of debt in the year ended December 31, 2006 was $817,000 of costs incurred while considering alternative financing transactions. Ultimately, we amended our then outstanding senior credit facility rather than completing one of the alternative transactions.
     As a result of redeeming all of our then outstanding 9.25% Notes on April 18, 2007, we recorded a loss on early extinguishment of debt of $16.4 million during the second quarter of 2007.
     During the years ended December 31, 2006 and 2005, we repurchased $4.7 million and $21.5 million, respectively, face amount, of our 9.25% Notes in the open market. Associated with these repurchases, we recorded a loss upon early extinguishment of debt of $347,000 and $2.6 million in 2006 and 2005, respectively.
Interest Rate Swap Agreements
     We enter into interest rate swap agreements to hedge our exposure to variability in expected future cash flows related to the LIBOR component of interest payments on existing debt. We document our hedging relationships and our risk management objectives. We evaluate the hedging relationships both at inception of the swap agreement and throughout the contract term to assure that they are highly effective. Our swap agreements do not include written options. Our swap agreements are intended solely to modify the payments for a recognized liability from a variable rate to a fixed rate. Our swap agreements do not qualify for short-cut method accounting because the variable rate debt being hedged is pre-payable.
     We entered into three swap agreements in 2007 for the purpose of converting $465.0 million of our variable rate debt under our senior credit facility to fixed rate debt. The interest rate on this debt is three-month LIBOR plus a margin as stated in the credit facility.
     The swap agreements have a total notional amount of $465.0 million and became effective on July 3, 2007. The swap agreements mature on April 3, 2010 with quarterly settlement dates. Under the swap agreements, we pay a fixed rate of 5.48% and receive three-month LIBOR. Under the senior credit facility, we pay variable interest at three-month LIBOR on the $465.0 million of designated debt. After each period, we will compare the notional amounts of the swap agreements, the variable interest rates of the swap agreements and the settlement dates of the swap agreements to that of the hedged portion of the debt, to determine the effectiveness of the hedge.
     As of December 31, 2007, the swap agreements had a negative market value of $17.7 million which was recorded as an other long-term liability and recorded a loss on derivatives as other comprehensive expense of $10.8 million, net of a $6.9 million income tax benefit.

F. Long-term Debt (Continued)
Interest Rate Swap Agreements (Continued)
     We entered into a swap agreement in 2006 for the purpose of converting $100.0 million of our variable rate debt under our previous credit facility to fixed rate debt. The interest rate on this debt was three-month LIBOR plus a margin as stated in the credit facility.
     The swap agreement had a notional amount of $100.0 million and was effective from April 3, 2006 through January 3, 2007 with quarterly settlement dates. Under the swap agreement, we paid a fixed rate of 5.05% and received three-month LIBOR. Under the credit facility, we paid variable interest at three-month LIBOR on the $100.0 million of designated debt. After each period, we compared the notional amount of the swap agreement, the variable interest rate of the swap agreement and the settlement date of the swap agreement to that of the hedged portion of the debt, to confirm that the hedge had been highly effective. As of December 31, 2006, we were not engaged in any interest rate swap agreements.
Maturities
     Aggregate minimum principal maturities on long-term debt as of December 31, 2007, were as follows (in thousands):

Minimum
Principal
Year	Maturities

2008	$9,250
2009	9,250
2010	9,250
2011	9,250
2012	9,250
Thereafter	878,750

$925,000

     For all or our interest bearing obligations we made interest payments of approximately $61.2 million, $58.0 million and $44.5 million during 2007, 2006 and 2005, respectively.
G. Stockholders’ Equity
     On May 26, 2004, our shareholders voted to amend our articles of incorporation to allow for an increase in the authorized number of shares of common stock from 50 million to 100 million. We are authorized to issue 135 million shares of all classes of stock, of which 15 million shares are designated Class A common stock, 100 million shares are designated common stock, and 20 million shares are designated “blank check” preferred stock for which our Board of Directors has the authority to determine the rights, powers, limitations and restrictions. The rights of our common stock and Class A common stock are identical, except that the Class A common stock has 10 votes per share and the common stock has one vote per share. The common stock and Class A common stock receive cash dividends on an equal per share basis.

G. Stockholders’ Equity (Continued)
     On March 21, 2006, November 3, 2004 and March 3, 2004, our Board of Directors took actions to authorize the repurchase of an aggregate total of up to 5,000,000 shares of our common stock and Class A common stock in the open market. When we have determined that market and liquidity conditions are favorable, we have repurchased shares. As of December 31, 2007, 1,162,400 shares of our common stock and Class A common stock are available for repurchase under these authorizations. There is no expiration date for these authorizations. Shares repurchased are held as treasury shares and used for general corporate purposes including, but not limited to, satisfying obligations under our employee benefit plans and long term incentive plan. Treasury stock is recorded at cost.
     During the year ended December 31, 2007, we repurchased 647,800 shares of our common stock at an average price of $8.49 per share for a cost of $5.5 million. During the year ended December 31, 2006, we repurchased 902,200 shares of our common stock at an average price of $6.21 per share for a cost of $5.6 million. During the year ended December 31, 2005, we repurchased 528,400 shares of our common stock for an average price of $12.89 per share and repurchased 12,800 shares of our Class A common stock for $13.37 per share for a combined cost of $7.0 million.
     For the year ended December 31, 2007, we had declared but unpaid common stock dividends of $1.4 million which remained our liability as of December 31, 2007. These dividends were paid during the first quarter of 2008. For the year ended December 31, 2006, we had declared but unpaid common stock dividends of $1.4 million which remained our liability as of December 31, 2006. These dividends were paid during the first quarter of 2007. For the year ended December 31, 2005, all common stock dividends were paid during the year that the common stock dividends were declared.
     In connection with our various employee benefit plans, we may, at our discretion, issue authorized and unissued shares of our class A common stock and common stock or previously issued shares of our Class A common stock or common stock reacquired by the Company, including stock purchased in the open market, held in the treasury. As of December 31, 2007, we had reserved 8,891,452 shares and 1,022,378 shares of our common stock and Class A common stock, respectively, for future issuance under various employee benefit plans. As of December 31, 2006, we had reserved 8,665,497 shares and 20,687 shares of our common stock and Class A common stock, respectively, for future issuance under various employee benefit plans and the potential conversion of our preferred stock.
H. Redeemable Preferred Stock
     In April of 2002, we issued $40.0 million of a redeemable and convertible preferred stock to a group of private investors. The preferred stock was designated as Series C Preferred Stock and had a liquidation value of $10,000 per share. The issuance of the Series C Preferred Stock generated net cash proceeds of approximately $30.5 million, after transaction fees and expenses and excluding the value of the Series A and Series B preferred stock exchanged into the Series C Preferred Stock. As part of the transaction, holders of our formerly outstanding Series A and Series B Preferred Stock exchanged all of the then outstanding shares of each respective series, an aggregate liquidation value of approximately $8.2 million, for an equal number of shares of the Series C Preferred Stock.
     The Series C Preferred Stock was convertible into our common stock. On December 30, 2005, we spun off a portion of our assets to TCM. Due to the decrease in the market price of our common stock resulting from the TCM spin off, we decreased the conversion price for the Series C Preferred Stock to $13.07 from $14.39 per share of our common stock. The new conversion price was effective as of December 30, 2005. The modification of the conversion price resulted in a non-cash deemed dividend to

H. Redeemable Preferred Stock (Continued)
the preferred stockholders totaling approximately $2.4 million on December 30, 2005. See Note B. “Discontinued Operations” for further discussion of the TCM spinoff.
     On September 29, 2006, we repurchased 175 shares of our Series C Preferred Stock from Georgia Casualty & Surety Company at the liquidation price of $10,000 per share. Mr. J. Mack Robinson, our Chairman and Chief Executive Officer and his affiliates have an ownership interest in Atlantic American Corporation, a publicly traded company, which is the parent company of Georgia Casualty and Surety Co.
     On May 22, 2007, we redeemed the remaining outstanding shares of our Series C Preferred Stock and paid applicable accrued dividends, fees and expenses related to the redemption. The liquidation value per share was $10,000. The total paid to the shareholders was $37.9 million plus $429,000 in accrued dividends at 8.0% per annum. As a portion of the redemption of all of our Series C Preferred Stock in 2007, we redeemed 649 shares from related parties affiliated with our Chairman, J. Mack Robinson. Based on the redemption price of $10,000 per share, we paid $6.5 million plus accrued dividends of $74,000 to these related parties.
     As of December 31, 2006, the carrying value and the liquidation value of the Series C Preferred Stock was $37.5 million and $37.9 million, respectively. The difference between these two values was the unaccredited portion of the original issuance cost. The original issuance cost, prior to accretion, was $868,000 and was being accreted over the estimated life of the Series C Preferred Stock.
I. Stock-Based Compensation
Long Tem Incentive Plan
     The 2007 Long Term Incentive Plan (the “2007 Incentive Plan”) provides for the grant of incentive stock options, nonqualified stock options, restricted stock awards, stock appreciation rights, and performance awards to our officers and employees to acquire shares of our Class A common stock, common stock or to receive other awards based on our performance. We recognize compensation expense for stock options granted to our employees under the 2007 Incentive Plan. The 2007 Incentive Plan replaced our 2002 Long Term Incentive Plan. The 2007 Incentive Plan was approved by our shareholders at our 2007 annual meeting held on May 2, 2007. Under the 2007 Incentive Plan, all options outstanding on May 2, 2007 under the 2002 Long-Term Incentive Plan will remain outstanding in accordance with their terms. The 2007 Incentive Plan allows us to grant share-based awards for a total of 6.0 million shares of stock with not more than 1.0 million out of that 6.0 million to be Class A common stock and the remaining shares to be common stock. In addition, the 6.0 million shares include the options previously granted and outstanding under the 2002 Long-Term Incentive Plan. Options previously outstanding under the 2002 Long-Term Incentive plan that expire, are cancelled or are forfeited after May 2, 2007, can not be added back to the 6.0 million share maximum. As of December 31, 2007, 5.9 million shares were available for issuance under the 2007 Incentive Plan. Shares of common stock underlying outstanding options or performance awards are counted against the 2007 Incentive Plan’s maximum shares. Under the 2007 Incentive Plan, the options granted typically vest after a two-year period and expire three years after fully vesting. However, options will vest immediately upon a “change in control” as such term is defined in the 2007 Incentive Plan. All options have been granted with purchase prices that equal the market value of the underlying stock at the close of business on the date of the grant. During 2003, we granted 100,000 shares of restricted common stock to our president which was fully vested as of December 31, 2007. In connection with this grant, $1.4 million was recognized as compensation expense over the vesting period.

I. Stock-Based Compensation (Continued)
Long Tem Incentive Plan (Continued)
On October 6, 2006, we granted 160,000 shares of restricted common stock to our president which have or will vest as follows: 64,000 shares on April 6, 2007, 48,000 shares on October 6, 2007 and 48,000 shares on October 6, 2008. In connection with this grant, $1.0 million is being recognized as compensation expense over the vesting period.
Directors’ Restricted Stock plan

     On May 14, 2003, our shareholders approved a restricted stock plan for our Board of Directors (the “Directors’ Restricted Stock Plan”). We have reserved 1.0 million shares of our common stock for issuance under this plan and as of December 31, 2007 there were 825,000 shares available for award. The Directors’ Restricted Stock Plan replaced our non-employee director stock option plan. Under the Directors’ Restricted Stock Plan, each director can be awarded up to 10,000 shares of restricted stock each calendar year. Under this plan, we granted a total of 55,000 shares of restricted common stock to our directors during each of the years ended December 31, 2007 and 2006, respectively. Of the total shares granted to the directors since the beginning of the Directors’ Restricted Stock Plan, 95,000 shares were fully vested as of December 31, 2007.
Stock Based Compensation – Effect of adoption of SFAS 123R
     On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(R) (“SFAS 123(R)”), “Share Based Payment.” Prior to January 1, 2006, we accounted for stock-based awards under the intrinsic value method, which followed the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. The intrinsic value method of accounting resulted in the recognition of expense over the vesting period of restricted stock awards. The expense recognized was equal to the fair value of the restricted shares on the date of grant based on the number of shares granted and the quoted price of our common stock. Under the intrinsic value method we did not recognize any compensation costs for our stock options because the exercise prices of the options were equal to the market prices of the underlying stock on the date of grant.
     We adopted SFAS 123(R) using the modified prospective method, which requires measurement of compensation cost for all stock based awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. The recognized expense is net of expected forfeitures and the restatement of prior periods is not required. The fair value of restricted stock is determined based on the number of shares granted and the quoted market price of our common stock. The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with our valuation techniques previously utilized for options in footnote disclosures under Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation”, as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock Based Compensation — Transition and Disclosure”.
     On March 29, 2005, the Securities and Exchange Commission (“SEC”) published Staff Accounting Bulletin No. 107 (“SAB 107”), which provides the SEC Staff’s views on a variety of matters related to stock based payments. SAB 107 requires that stock based compensation be classified in the same expense line items as cash compensation.

I. Stock-Based Compensation (Continued)
Stock Based Compensation – Effect of adoption of SFAS 123R (Continued)
     Included in corporate and administrative expenses in the years ended December 31, 2007 and 2006 were $1.2 million and $1.1 million respectively, of non-cash expense for stock-based compensation. For the year ended December 31, 2005, we recognized $392,000 for all non-cash stock based compensation related to our restricted stock awards.
     Stock based compensation for the year ended December 31, 2005 was determined using the intrinsic value method. The following table provides supplemental information for the year ended December 31, 2005 as if stock based compensation had been computed under
SFAS 123(R) (in thousands, except per share data):

Year Ended
December 31, 2005
Net loss available to common stockholders, as reported	$(2,286)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(961)

Net loss available to common stockholders, pro forma	$(3,247)

Net loss per common share:
Basic, as reported	$(0.05)
Basic, pro forma	$(0.07)
Diluted, as reported	$(0.05)
Diluted, pro forma	$(0.07)
Stock-Based Compensation — Valuation Assumptions for Stock Options
     We did not grant any stock options during 2006. The assumptions used to value stock options granted during 2007 and 2005 were as follows:

	Year Ended December 31,
	2007	2006	2005
Expected term (in years)	2.76	—	3.00
Volatility	32.20%	—	30.00%
Risk-free interest rate	4.41%	—	3.81%
Dividend yield	1.41%	—	0.86%
Expected forfeitures	3.65%	—	2.50%
     Expected volatilities are based on historical volatilities of our common stock and Class A common stock. The expected life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to the vesting schedules and our historical exercise patterns. The risk free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods

I. Stock-Based Compensation (Continued)
Stock-Based Compensation — Valuation Assumptions for Stock Options(Continued)
corresponding to the expected life of the option. Expected forfeitures were estimated based on historical forfeiture rates.
Stock Option and Restricted Share Activity
     On December 30, 2005, we completed the spinoff of TCM. As a result of the change in the underlying value of our common stock, on January 3, 2006, we adjusted the exercise price and corresponding number of options in our incentive plans. The adjustment affected all of the employees holding our stock options. All of the other terms and conditions of the options remained unchanged. The fair market value of the options outstanding prior to the adjustment was equal to the fair market value of the outstanding options after the adjustment. Therefore the adjustment did not result in an accounting charge in our 2006 statement of operations.
     A summary of our stock option activity for Class A common stock, for the years ended December 31, 2007, 2006 and 2005 is as follows (in thousands, except weighted average data):

	Year Ended December 31,
	2007		2006		2005
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price
Stock options outstanding - beginning of year	21	$15.39	19	$17.81	19	$17.81
Adjustment - spinoff of TCM	—		2	15.39	—

Stock options outstanding - end of period	21	$15.39	21	$15.39	19	$17.81

Exercisable at end of period	21	$15.39	21	$15.39	19	$17.81
     The exercise price for Class A common stock options outstanding as of December 31, 2007 is $15.39. The weighted-average remaining contractual life of the Class A common stock options outstanding is 0.9 years.

I. Stock-Based Compensation (Continued)
Stock Option and Restricted Share Activity (Continued)
     A summary of our stock option activity for common stock for the years ended December 31, 2007, 2006 and 2005 is as follows (in thousands, except weighted average data):

	Year Ended December 31,
	2007		2006		2005
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price
Stock options outstanding - beginning of year	1,797	$9.82	1,664	$11.20	1,753	$10.75
Adjustment - spinoff of TCM	—		238	9.80	—
Options granted	55	8.69	—		544	11.36
Options exercised	(163)	7.78	—		(250)	9.78
Options forfeited	(42)	9.55	(67)	9.67	(101)	10.58
Options expired	(805)	10.02	(38)	9.02	(282)	10.09

Stock options outstanding - end of period	842	$9.96	1,797	$9.82	1,664	$11.20

Exercisable at end of period	789	$10.05	1,574	$9.77	1,458	$11.12
     The weighted average fair value of options granted during the year ended December 31, 2007 and 2005, was $2.05 and $2.67 per share, respectively.
     Information concerning common stock options outstanding has been segregated into four groups with similar option prices and is disclosed as follows:

As of December 31, 2007
			Weighted		Number of	Weighted Average
			Average	Average	Options	Exercise Price
Exercise Price		Number of	Exercise	Remaining	Outstanding	Per Share of
Per Share		Options	Price	Contractual	That Are	Options That Are
Low	High	Outstanding	Per Share	Life	Exercisable	Exercisable
		(in thousands)		(in years)	(in thousands)
$7.13	$8.91	140	$8.25	2.6	92	$8.04
$8.91	$10.69	486	$9.71	2.5	481	$9.71
$10.69	$12.47	140	$11.06	0.9	140	$11.06
$12.47	$14.25	76	$12.77	2.2	76	$12.77

		842			789

     The aggregate intrinsic value of our stock options was $5,000 based on the closing market prices of our common stock and Class A common stock at December 31, 2007.

I. Stock-Based Compensation (Continued)
Stock Option and Restricted Share Activity (Continued)
     The following table summarizes the activity for our non-vested restricted shares during the year ended December 31, 2007:

		Weighted
	Number of	Average
	Shares	Fair Value
	(in thousands)
Restricted Stock:
Non-vested common restricted shares, December 31, 2006	238	$7.73
Granted	55	7.33
Vested	(165)	7.78

Non-vested common restricted shares, December 31, 2007	128	$7.49

           As of December 31, 2007, there was $860,000 of total unrecognized compensation cost related to all non-vested share based compensation arrangements. The cost is expected to be recognized over a weighted average period of 1.5 years.
Subsequent Event
     On February 1, 2008, we granted options to 98 of our employees to acquire 1.3 million shares of our common stock at $7.64 per share which was the NYSE closing price on that date. These options were granted under the 2007 Incentive Plan and will vest on February 1, 2010.
J. Income Taxes
     Federal and state income tax expense (benefit) attributable to income from continuing operations is summarized as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005
Current:
Federal	$—	$51	$351
State and local	274	796	(757)
State and local, reserve for uncertain tax positions	1,006	—	—

Total current	1,280	847	(406)
Deferred:
Federal	(12,504)	8,159	2,521
State and local	(1,319)	817	1,608

Total deferred	(13,823)	8,976	4,129

	$(12,543)	$9,823	$3,723

J. Income Taxes (Continued)
     Significant components of our deferred tax liabilities and assets are as follows (in thousands):

	December 31,
	2007	2006
Deferred tax liabilities:
Net book value of property and equipment	$20,103	$23,280
Broadcast licenses, goodwill and other intangibles	338,715	324,372
Unearned income	125	—
Network compensation	546	—

Total deferred tax liabilities	359,489	347,652

Deferred tax assets:
Liability under supplemental retirement plan	22	38
Libility for accrued vacation	766	—
Allowance for doubtful accounts	508	403
Liability under severance and leases	107	136
Liability under health and welfare plan	654	262
Liability for pension plan	2,634	2,672
Federal operating loss carryforwards	76,699	57,274
State and local operating loss carryforwards	11,100	8,545
Alternative minimum tax carryforwards	890	889
Unearned income	1,112	—
Network Compensation	1,562	—
Interest rate swap agreements	6,874	—
Other	448	277

Total deferred tax assets	103,376	70,496
Valuation allowance for deferred tax assets	(5,215)	(4,784)

Net deferred tax assets	98,161	65,712

Deferred tax liabilities, net of deferred tax assets	$261,328	$281,940

     We have approximately $219.1 million in federal net operating loss carryforwards, which expire during the years 2020 through 2027. Additionally, we have an aggregate of approximately $267.7 million of various state net operating loss carryforwards. We are projecting taxable income in the carryforward periods. Therefore, we believe that it is more likely than not that the Federal net operating loss carryforwards will be fully utilized.
     A valuation allowance has been provided for a portion of the state net operating loss carryforwards. We believe that we will not meet the more likely than not threshold in certain states due to the uncertainty of generating sufficient income. Therefore, the state valuation allowance at December 31, 2007 and 2006 was $5.2 million and $4.8 million, respectively.

J. Income Taxes (Continued)
     In connection with the spinoff in 2005, described further in Note B “Discontinued Operations,” TCM assumed a net deferred tax liability of approximately $1.5 million. This net deferred tax liability is the result of differences between the book and tax basis of assets transferred in the spinoff. We retained all net operating loss carryforwards.
     A reconciliation of income tax expense at the statutory federal income tax rate and income taxes as reflected in the consolidated financial statements is as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005
Statutory federal rate applied to income from continuing operations before income taxes	$(12,493)	$7,536	$2,914
State and local taxes, net of federal tax benefit	(1,476)	1,329	1,484
Change in valuation allowance	431	210	(852)
Reserve for uncertain tax positions	1,006	—	—
Other items, net	(11)	748	177

	$(12,543)	$9,823	$3,723

Effective income tax rate on continuing operations	35.1%	45.6%	44.7%
     We recorded an income tax benefit related to employee stock plans of $419,000 for the year ended December 31, 2005. For the year ended December 31, 2005, the income tax benefit was recorded as an adjustment to stockholders’ equity as prescribed under APB No. 25.
     During 2007, we decreased our recorded non-current pension liability by $222,000 and recognized other comprehensive income of $136,000, net of an $86,000 income tax expense. During the fourth quarter of 2006, we adopted SFAS No. 158, and increased our recorded non-current pension liability by $1.9 million. Also as a result of adopting SFAS No. 158, we recorded a transition adjustment to the ending balance of accumulated other comprehensive income of $1.2 million, net of a $750,000 income tax benefit. During the year ended December 31, 2005, we recorded a reduction of $157,000 in our minimum pension liability as other comprehensive income which was net of a $101,000 tax expense. During 2007, we recognized a long term liability for the negative market value of our interest rate swap agreements of $17.7 million, and recorded a loss on derivatives as other comprehensive expense of $10.8 million, net of a $6.9 million income tax benefit.
     We received a net income tax refund in 2007 of $24,000. We made income tax payments (net of refunds) of $712,000 and $356,000 in 2006 and 2005, respectively. At December 31, 2007 and 2006, we had current income taxes payable of approximately $3.8 million and $2.6 million, respectively.
     The pretax income from discontinued operations for the year ended December 31, 2005 was $2.1 million. The income tax expense related to discontinued operations for the year ended December 31, 2005 was $3.3 million. For the year ended December 31, 2005, we incurred $6.2 million in legal, accounting and other costs associated with the spinoff. These costs were nondeductible for income tax purposes.
     On January 1, 2007, we adopted the provisions of FIN 48. This interpretation prescribes a recognition threshold and measurement attribution for the financial statement recognition and

J. Income Taxes (Continued)
measurement of a tax position taken or expected to be taken in a tax return. For benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities.
     As a result of the implementation of FIN 48, we determined that no material adjustment was required to our existing $2.9 million liability for unrecognized tax benefits, including accrued interest and penalties. As of December 31, 2007, we have recorded approximately $3.9 million of unrecognized tax benefits, all of which would impact our effective tax rate if recognized. The liability for unrecognized tax benefits is recorded net of any federal tax benefit that would result from payment.
     Effective with the adoption of FIN 48 on January 1, 2007, we accrued interest and penalties related to unrecognized tax benefits in income tax expense based on our accounting policy election. As of December 31, 2007 and January 1, 2007, we had recorded a liability for potential penalties and interest of approximately $957,000 and $670,000, respectively, related to uncertain tax positions.
     The following table summarizes the activity related to our unrecognized tax benefits, net of federal benefit, excluding interest and penalties (in thousands):

Amount
Balance at January 1, 2007	$2,231
Increases as a result of positions taken during prior periods	10
Decreases as a result of positions taken during prior periods	(31)
Increases as a result of positions taken during the current period	926
Reductions in benefits from lapse in statute of limitations	(187)

Balance at December 31, 2007	$2,949

     We have not been able to determine with reasonable accuracy what, if any, increase or decrease will be recorded for uncertain tax positions during the next twelve months.
     We file income tax returns in the U.S. federal jurisdiction and multiple state jurisdictions. With few exceptions, we are no longer subject to U.S. federal, or state and local tax examinations by tax authorities for years prior to 2000. This extended open adjustment period is due to material amounts of net operating loss carryforwards, which exist at the federal and multi-state jurisdictions originating from the 2000, 2001, 2002 and 2003 tax years.
K. Retirement Plans
     We sponsor and contribute to several types of retirement plans covering substantially all of our full time employees. Our defined benefit pension plans include our active plan as well as two frozen plans that we assumed when we acquired the related businesses. The Gray Television, Inc Capital Accumulation Plan (“the Capital Accumulation Plan”) is a defined contribution plan that is intended to meet the requirements of section 401(k) of the Internal Revenue Code of 1986. Our employee stock purchase plan allows our employees to invest in our common stock through payroll deductions.
Gray Pension Plan
     Our active defined benefit plan covers substantially all of our full-time employees. Retirement benefits are based on years of service and the employees’ highest average compensation for five consecutive years during the last ten years of employment. The funding policy is consistent with the

K. Retirement Plans (Continued)
Gray Pension Plan (Continued)
funding requirements of existing federal laws and regulations under the Employee Retirement Income Security Act of 1974.
     The measurement dates used to determine the benefit information for the active defined benefit pension plan were December 31, 2007 and 2006, respectively. The following summarizes the active plan’s funded status and amounts recognized in our consolidated balance sheets at December 31, 2007 and 2006, respectively (dollars in thousands):

	December 31,
	2007	2006
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$27,705	$25,498
Service cost	2,974	2,711
Interest cost	1,667	1,463
Actuarial (gains) losses	(238)	(1,016)
Benefits paid	(610)	(951)

Projected benefit obligation at end of year	$31,498	$27,705

Change in plan assets:
Fair value of plan assets at beginning of year	$21,648	$17,879
Actual return on plan assets	1,423	1,642
Company contributions	2,806	3,078
Benefits paid	(610)	(951)

Fair value of plan assets at end of year	25,267	21,648

Funded status of plan	$(6,231)	$(6,057)

Amounts recognized in our balance sheets consist of:
Accrued benefit cost	$(2,631)	$(2,232)
Accumulated other comprehensive income	(3,600)	(3,825)

Net liability recognized	$(6,231)	$(6,057)

     The accumulated benefit obligation for our active defined benefit pension was $26.7 million and $23.5 million at December 31, 2007 and 2006, respectively. The increase in the accumulated benefit obligation is due primarily to the current year $3.0 million in service cost representing approximately 3.7% of current year covered payroll and $1.7 million in interest cost. The long-term rate of return on assets assumption was chosen from a best estimate range based upon the anticipated long-term returns for asset categories in which the plan is invested. The long term rate of return may be viewed as the sum of 3% inflation, 1% risk-free rate of return and 3% risk premium. The estimated rate of increase in compensation levels is based on historical compensation increases for our employees.

K. Retirement Plans (Continued)
Gray Pension Plan (Continued)

	Year Ended December 31,
	2007	2006
Weighted-average assumptions used to determine net periodic benefit cost for our active plan:
Discount rate	6.00%	5.75%
Expected long-term rate of return on plan assets	7.00%	7.00%
Estimated rate of increase in compensation levels	5.00%	5.00%

	As of December 31,
	2007	2006
Weighted-average assumptions used to determine benefit obligations:
Discount rate	6.10%	6.00%
Estimated rate of increase in compensation levels	5.00%	5.00%
     Pension expense is computed using the projected unit credit actuarial cost method. The net periodic pension cost for our active plan includes the following components (in thousands):

	Year Ended December 31,
	2007	2006	2005
Components of net periodic pension cost:
Service cost	$2,974	$2,711	$2,915
Interest cost	1,667	1,463	1,300
Expected return on plan assets	(1,590)	(1,346)	(943)
Recognized net actuarial loss	155	338	479

Net periodic pension cost	$3,206	$3,166	$3,751

     For our active plan, the estimated future benefit payments for subsequent years are as follows (in thousands):

Years	Amount
2008	$730
2009	811
2010	924
2011	1,021
2012	1,172
2013-2017	6,863

K. Retirement Plans (Continued)
Gray Pension Plan (Continued)
     The active plan’s weighted-average asset allocations by asset category are as follows:

	As of December 31,
	2007	2006
Asset category:
Insurance general account	29%	32%
Equity accounts	64%	66%
Fixed income account	7%	2%

Total	100%	100%

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
Acquired Pension Plans
     In 2002 and 1998, we acquired companies with two underfunded pension plans (the “acquired pension plans”). The acquired pension plans were frozen by their prior plan sponsors and no new participants can be added to the acquired pension plans. Combined, the acquired pension plans have 109 participants as compared to our active plan which has approximately 2,412 participants and is described above. As of December 31, 2007 for the acquired pension plans, the combined plan assets were $4.7 million and the combined projected benefit obligation was $5.2 million. The net liability for the two acquired pension plans is recorded as a liability in our financial statements as of December 31, 2007 and 2006.
Contributions
     We expect to contribute a combined total of approximately $3.8 million to the active plan and the acquired pension plans during the year ended December 31, 2008.

K. Retirement Plans (Continued)
Capital Accumulation Plan
     The Capital Accumulation Plan provides additional retirement benefits for substantially all employees. The Capital Accumulation Plan provides our employees with an investment option in our common stock and Class A common stock. It also allows for our matching contribution to be made in the form of our common stock. On May 2, 2007, our Board of Directors increased the number of shares reserved for the Capital Accumulation Pan by 1,000,000 shares of our common stock. As of December 31, 2007, 944,004 shares were available for the plan.
     Employee contributions to the Capital Accumulation Plan, not to exceed 6% of the employees’ gross pay, are matched by Company contributions. Our percentage match amount is declared by our Board of Directors before the beginning of each plan year and is made by a contribution of our common stock. Our percentage match was 50% during each of the three years ended December 31, 2007. Our contributions vest, based upon each employee’s number of years of service, over a period not to exceed five years.
     In addition to the matching contributions, we made voluntary contributions for 2007, 2006 and 2005 for active participants in the Capital Accumulation Plan. This voluntary contribution was equal to 1% of each active participant’s earnings for 2007, 2006 and 2005, respectively. Our matching and voluntary contributions are as follows (in thousands):

	Year Ended December 31,
	2007		2006		2005
	Shares	Amount	Shares	Amount	Shares	Amount
Contributions to the Capital Accumulation Plan
Matching contributions	176	$1,593	217	$1,513	141	$1,633
Voluntary contributions	88	$648	—	$—	76	$651
     Common stock shares issued for the 2005 voluntary contribution were issued during 2005. Common stock shares issued for the 2006 and 2007 voluntary contributions were issued in the first quarter of 2007 and 2008, respectively. Also included in the contributions listed above are amounts related to our discontinued operations totaling $287,000 in the year ended December 31, 2005.
Employee Stock Purchase Plan
     On May 14, 2003, our shareholders approved the adoption of the Gray Television, Inc. Employee Stock Purchase Plan (the “Stock Purchase Plan”). The Stock Purchase Plan is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code and to provide eligible employees with an opportunity to purchase our common stock through payroll deductions. An aggregate of 500,000 shares of our common stock were reserved for issuance under the Stock Purchase Plan and are available for purchase, subject to adjustment in the event of a stock split, stock dividend or other similar change in our common stock or capital structure. As of December 31, 2007, 333,590 shares were available under the Stock Purchase Plan. The price per share at which shares of common stock may be purchased under the Stock Purchase Plan during any purchase period is 85% of the fair market value of the common stock on the last day of the purchase period. The Board of Directors has the discretion to establish a different purchase price for a purchase period provided that such purchase price will not be less than 85% of the fair market value of the common stock on the transaction date.

L. Commitments and Contingencies
     We have various operating lease commitments for equipment, land and office space. We also have commitments for various syndicated television programs and for digital television (“DTV”) equipment.
     Future minimum payments under operating leases with initial or remaining noncancelable lease terms in excess of one year, obligations for syndicated television programs as described above and commitments for DTV equipment that had been ordered but not yet been received are as follows (in thousands):

			Syndicated
	DTV	Operating	Television
Year	Equipment	Lease	Programming	Total
2008	$860	$1,169	$4,362	$6,391
2009	4,175	796	13,088	18,059
2010	—	661	11,941	12,602
2011	—	579	8,006	8,585
2012	—	343	3,121	3,464
Thereafter	—	1,432	72	1,504

	$5,035	$4,980	$40,590	$50,605

     The DTV equipment, operating lease and syndicated television programming amounts in the table above are estimates of commitments that are in addition to the liabilities accrued for on our balance sheet as of December 31, 2007.
Leases
     We have no material capital leases. Where leases include rent holidays, rent escalations, rent concessions and leasehold improvement incentives, the value of these incentives are amortized over the lease term including anticipated renewal periods. Leasehold improvements are depreciated over the associated lease term including anticipated renewal periods. Rent expense resulting from operating leases for the years ended December 31, 2007, 2006 and 2005 were $1.8 million, $1.5 million and $1.3 million, respectively.
Sports Marketing Agreements
     On October 12, 2004, the University of Kentucky (“UK”) jointly awarded a sports marketing agreement to us and Host Communications, Inc. (“Host”). The agreement with UK commenced on April 16, 2005 and has an initial term of seven years with the option to extend for three additional years.
     On July 1, 2006, the terms between us and Host concerning the UK sports marketing agreement were amended. The amended agreement provides that we will share in profits in excess of certain amounts specified by the agreement, if any, but not losses. The agreement also provides that we would separately retain all local broadcast advertising revenue and pay all local broadcast expenses for activities under the agreement. Under the amended agreement, Host agreed to make all license fee payments to UK. However, if Host is unable to pay the license fee to UK, we will then pay the unpaid portion of the license fee to UK. As of December 31, 2007, the aggregate license fees to be paid by Host, to UK over the remaining portion of the full ten year term for the agreement is approximately $60.6 million. If advances are made by us on behalf of Host, Host will then reimburse us for the amount paid within 60 days

L. Commitments and Contingencies (Continued)
Sports Marketing Agreements (Continued)
subsequent to the close of each contract year which ends on June 30th. Host has also agreed to pay interest on any advance at a rate equal to the prime rate. As of December 31, 2007, we had not advanced any amounts to UK on behalf of Host under this agreement. As of December 31, 2006, Host owed us $1.7 million under this contract, which was reported as a related party receivable. We collected this receivable during the first quarter of 2007.
     On May 31, 2007, we entered into a second sports marketing agreement with Host. The second agreement provides us with certain marketing, broadcasting and other promotional rights related to the University of Tennessee (“UT”) sporting events and related programming. We paid $4.95 million to Host in June of 2007 and the agreement became effective on July 1, 2007. The agreement has a term of ten years and is accounted for as a prepaid other asset, allocated between current and non-current portions on our balance sheet. The cost of the agreement will be amortized as an operating expense over the life of the agreement.
     Host was formerly a wholly owned subsidiary of Triple Crown Media, Inc., a related party. During November of 2007, Triple Crown Media, Inc. sold all of its interest in Host to IMG, an unrelated party. As of December 31, 2007, we no longer classify Host as a related party.
Legal Proceedings and Claims
     We are subject to legal proceedings and claims that arise in the normal course of our business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions, will not materially affect our financial position.

M. Goodwill and Intangible Assets
     A summary of changes in our goodwill and other intangible assets for the years ended December 31, 2007 and 2006 is as follows (in thousands):

	Net Balance at				Net Balance at
	December 31,				December 31,
	2006	Adjustments	Impairments	Amortization	2007
Goodwill	$269,536	$(418)	$—	$—	$269,118
Broadcast licenses	1,059,066	—	—	—	1,059,066
Definite lived intangible assets	3,510	—	—	(825)	2,685

Total intangible assets net of accumulated amortization	$1,332,112	$(418)	$—	$(825)	$1,330,869

	Net Balance at	Acquisitions			Net Balance at
	December 31,	And			December 31,
	2005	Adjustments	Impairments	Amortization	2006
Goodwill	$222,394	$47,142	$—	$—	$269,536
Broadcast licenses	1,023,428	35,638	—	—	1,059,066
Definite lived intangible assets	3,658	2,305	—	(2,453)	3,510

Total intangible assets net of accumulated amortization	$1,249,480	$85,085	$—	$(2,453)	$1,332,112

M. Goodwill and Intangible Assets (Continued)
     As of December 31, 2007 and 2006, our intangible assets and related accumulated amortization consisted of the following (in thousands):

	As of December 31, 2007			As of December 31, 2006
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Intangible assets not subject to amortization:
Broadcast licenses	$1,112,765	$(53,699)	$1,059,066	$1,112,765	$(53,699)	$1,059,066
Goodwill	269,118	—	269,118	269,536	—	269,536

	$1,381,883	$(53,699)	$1,328,184	$1,382,301	$(53,699)	$1,328,602

Intangible assets subject to amortization:
Network affiliation agreements	$1,264	$(892)	$372	$1,264	$(666)	$598
Other definite lived intangible assets	13,484	(11,171)	2,313	13,484	(10,572)	2,912

	$14,748	$(12,063)	$2,685	$14,748	$(11,238)	$3,510

Total intangibles	$1,396,631	$(65,762)	$1,330,869	$1,397,049	$(64,937)	$1,332,112

     During 2007, we recorded adjustments to amounts of goodwill previously estimated when recording the acquisition of WNDU-TV and WSAZ-TV of $343,000 and $75,000, respectively. During 2006, we recorded additions to goodwill, broadcast licenses and definite lived intangible assets related principally to the acquisition of WNDU-TV. The weighted average amortization periods for the intangible assets subject to amortization acquired in the purchases of WNDU-TV and WSAZ-TV are 5.1 years and 1.8 years, respectively. Amortization expense for the years ended December 31, 2007, 2006 and 2005 was $825,000, $2.5 million and $1.0 million, respectively. Based on the current amount of intangible assets subject to amortization, we expect that amortization expense for the succeeding five years will be as follows: 2008: $792,000; 2009: $577,000; 2010: $479,000; 2011: $125,000 and 2012: $75,000. As acquisitions and dispositions occur in the future, actual amounts may vary from these estimates.

N. Selected Quarterly Financial Data (Unaudited)

	Fiscal Quarters
	First	Second	Third	Fourth
	(In thousands, except for per share data)
Year Ended December 31, 2007:
Operating revenues	$69,681	$79,750	$73,585	$84,272
Operating income	7,029	16,882	9,909	19,556
Loss on early extinguishment of debt	(6,492)	(16,361)	—	—
Net income (loss)	(10,514)	(9,942)	(4,180)	1,485
Net income (loss) available to common stockholders	(11,292)	(10,789)	(4,180)	1,484

Basic net income (loss) available to common stockholders per share	$(0.24)	$(0.23)	$(0.09)	$0.03

Diluted net income (loss) available to common stockholders per share	$(0.24)	$(0.23)	$(0.09)	$0.03

Year Ended December 31, 2006:
Operating revenues	$68,234	$81,391	$80,592	$101,920
Operating income	11,016	23,726	19,956	33,293
Net income (loss)	(2,554)	4,320	1,359	8,586
Net income (loss) available to common stockholders	(3,369)	3,505	519	7,809

Basic net income (loss) available to common stockholders per share	$(0.07)	$0.07	$0.01	$0.16

Diluted net income (loss) available to common stockholders per share	$(0.07)	$0.07	$0.01	$0.16
     Because of the method used in calculating per share data, the quarterly per share data will not necessarily add to the per share data as computed for the year.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
     None
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
     As of the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, the CEO and the CFO have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that we file or furnish under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and to ensure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2007 identified in connection with this evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Report on Internal Control Over Financial Reporting
     Our report, “Management’s Report on Internal Control over Financial Reporting” and the report of our registered public accounting firm, “Report of Independent Registered Public Accounting Firm,” are set forth in Item 8. of this Annual Report on Form 10-K.
Item 9B. Other Information.
     None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
     The information set forth under the headings “Election of Directors,” “Board Committees And Membership – Audit Committee,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance – Code of Ethics” in our definitive Proxy Statement for the 2008 Annual Meeting of Shareholders (to be filed within 120 days after December 31, 2007) is incorporated herein by reference. In addition, the information set forth under “Executive Officers of the Registrant” in Part I of this Report is incorporated herein by reference.
     There have been no changes to the procedures by which stockholders may recommend nominees to our Board of Directors since our last disclosure of such procedures, which appeared in our definitive Proxy Statement for our 2007 Annual Meeting of Shareholders.

Item 11. Executive Compensation.
     The information set forth under the headings “Executive and Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in our definitive Proxy Statement for the 2008 Annual Meeting of Shareholders is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     The information set forth under the heading “Share Ownership” in our definitive Proxy Statement for the 2008 Annual Meeting of Shareholders is incorporated herein by reference.
Equity Compensation Plan Information
     The following table gives information about the common stock and Class A common stock that may be issued upon the exercise of options, warrants and rights under all existing equity compensation plans as of December 31, 2007.
Equity Compensation Plan Information

			Number of securities remaining
	Number of securities to	Weighted-average	available for future issuance
	be issued upon exercise	exercise price of	under equity compensation
	of outstanding options,	outstanding options	plans (excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in 1st column)
	(in thousands)		(in thousands)
Common Stock:
Equity compensation plans approved by security holders (1)	842	$9.96	5,947

Equity compensation plans not approved by security holders	—	$—	—

Total	842		5,947

Class A Common Stock:
Equity compensation plans approved by security holders (1)	21	$15.39	1,000

Equity compensation plans not approved by security holders	—	$—	—

Total	21		1,000

(1)	Includes securities available for future issuance under the 2007 Long-Term Incentive Plan. The 2007 Long-Term Incentive Plan allows us to grant share based awards for a total of 6.0 million shares of stock with not more than 1.0 million of the total 6.0 million shares as Class A common stock and the remaining shares as common stock. The number of securities available for future issuance assumes 1.0 million shares are available for Class A common stock and 6.0 million shares are available for common stock. If any shares of Class A common stock are awarded, this will reduce the number of shares of common stock available for issuance.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
     The information set forth under the headings “Transactions with Related Persons, Promoters and Certain Control Persons” and “Director Independence” in our definitive Proxy Statement for the 2008 Annual Meeting of Shareholders is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services.
     The information set forth under the heading “Independent Registered Public Accounting Firm – Fees” in our definitive Proxy Statement for the 2008 Annual Meeting of Shareholders concerning principal accountant fees and services is incorporated herein by reference.
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
     The following financial statement schedule of Gray Television, Inc. and subsidiaries is included in Item 15(c):
     Schedule II – Valuation and qualifying accounts.
     All other schedules for which provision is made in the applicable accounting regulation of the SEC are not required under the related instructions or are inapplicable and therefore have been omitted.
     (b) Exhibits.
3.1	Restated Articles of Incorporation of Gray Television, Inc. (incorporated by reference to Exhibit. 3.1 of The Company’s Annual Report on Form 10-K for 1996)

3.2	Amendment to the Restated Articles of Gray Television Inc., dated September 16, 2002 (incorporated by reference to Exhibit 3.4 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-13796)

3.3	Articles of Amendment to the Restated Articles of Incorporation of Gray Television, Inc. dated June 1, 2004 (incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, File No. 0-13796)

3.4	Bylaws of Gray Television, Inc., as amended (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996, File No. 0-13796)

3.5	Amendment to Bylaws of Gray Television, Inc. dated January 6, 1999 (incorporated by reference to Exhibit 3.3 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, File No. 0-13796)

3.6	Amendment to Bylaws of Gray Television, Inc. dated April 6, 2006 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed April 12, 2006, File No. 0-13796)

4.1	See Exhibits 3.1 and 3.3 for provisions of the Articles of Incorporation and Bylaws defining rights of holders of the common stock

10.1	Supplemental Pension Plan (incorporated by reference to Exhibit 10(a) of the Company’s Registration Statement on Form 10, File No. 0-13796)*

10.2	2002 Long-Term Incentive Plan (incorporated by reference to the Company’s definitive Proxy Statement on Schedule 14A, filed on August 15, 2002)*

10.3	Capital Accumulation Plan (incorporated by reference to Exhibit 10(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994, File No. 0-13796)*

10.4	Directors’ Restricted Stock Plan (incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, File No. 1-13796)*

10.5	Credit Agreement dated as of March 19, 2007 by and among Gray Television, Inc., as borrower; the lenders referred to herein, as lenders, Wachovia Bank, National Association, as Administrative Agent for the Lenders; Bank of America, N. A., as Syndication Agent; and Goldman Sachs Credit Partners L.P., Deutsche Bank Trust Company Americas and Bank of Scotland each as a Documentation Agent; Wachovia Capital Markets, LLC, as Sole Lead Arranger; Wachovia Capital Markets, LLC, Banc of America Securities LLC and Goldman Sachs Credit Partners L.P. as Joint Bookrunners (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, File No. 1-13796)

10.6	Collateral Agreement dated as of March 19, 2007 by and among Gray Television, Inc. and certain of its Subsidiaries as Grantors, in favor of Wachovia Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, File No. 1-13796)

10.7	Guaranty Agreement dated as of March 19, 2007 by and among certain Subsidiaries of Gray Television, Inc. as Guarantors, in favor of Wachovia Bank, National Association, as

Administrative Agent (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, File No. 1-13796)

10.8	2007 Long-Term Incentive Plan (incorporated by reference to the Company’s definitive Proxy Statement on Schedule 14A, filed on April 3, 2007)*

14.1	Code of Ethics as approved by the Company’s board of directors on March 3, 2004. (incorporated by reference to Exhibit 14.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed on March 12, 2004, File No. 1-13796)

21.1	Subsidiaries of the Registrant

23.1	Consent of McGladrey & Pullen, LLP

23.2	Consent of PricewaterhouseCoopers LLP

24.1	Power of Attorney (contained in the signature page of this Report)

31.1	Rule 13 a – 14 (a) Certificate of Chief Executive Officer

31.2	Rule 13 a – 14 (a) Certificate of Chief Financial Officer

32.1	Section 1350 Certificate of Chief Executive Officer

32.2	Section 1350 Certificate of Chief Financial Officer

*	Compensation Plan or Arrangement
(c) Financial Statement Schedules – The response to this section is submitted as a part of (a), (1) and (2).

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gray Television, Inc.

Date: March 14, 2008	By:	/s/ J. Mack Robinson

J. Mack Robinson,
Chairman and Chief Executive Officer
POWER OF ATTORNEY
     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints J. Mack Robinson, Robert S. Prather, Jr. and James C. Ryan, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full powers of substitution and resubstitution for him or her, in his name place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises as fully and to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents may lawfully do or cause to be done by virtue hereof.
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 14, 2008	By:	/s/ William E. Mayher, III

William E. Mayher, III,
Chairman of the Board

Date: March 14, 2008	By:	/s/ J. Mack Robinson

J. Mack Robinson, Director, Chairman and
Chief Executive Officer

Date: March 14, 2008	By:	/s/ Richard L. Boger

Richard L. Boger, Director

Date: March 14, 2008	By:	/s/ Ray M. Deaver.

Ray M. Deaver, Director

Date: March 14, 2008	By:	/s/ T. L. Elder

T. L. Elder, Director

Date: March 14, 2008	By:	/s/ Hilton H. Howell, Jr.

Hilton H. Howell, Jr., Director

Date: March 14, 2008	By:	/s/ Zell B. Miller

Zell B. Miller, Director

Date: March 14, 2008	By:	/s/ Howell W. Newton

Howell W. Newton, Director

Date: March 14, 2008	By:	/s/ Hugh Norton

Hugh Norton, Director

Date: March 14, 2008	By:	/s/ Robert S. Prather, Jr.

Robert S. Prather, Jr., Director

Date: March 14, 2008	By:	/s/ Harriett J. Robinson

Harriett J. Robinson, Director

Date: March 14, 2008	By:	/s/ James C. Ryan

James C. Ryan,
Sr. Vice President & Chief Financial Officer

Date: March 14, 2008	By:	/s/ Jackson S. Cowart, IV

Jackson S. Cowart, IV,
Chief Accounting Officer

GRAY TELEVISION, INC.
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Col. A	Col. B	Col. C		Col. D	Col. E
		Additions
		(1)	(2)
			Charged to
	Balance at	Charged to	Other		Balance at
	Beginning	Costs and	Accounts	Deductions	End of
Description	of Period	Expenses	(a)	(b)	Period
Year Ended December 31, 2007:
Allowance for doubtful accounts	$1,033	$1,000	$—	$(730)	$1,303
Valuation allowance for deferred tax asset	$4,784	$431	$—	$—	$5,215

Year Ended December 31, 2006:
Allowance for doubtful accounts	$564	$764	$134	$(429)	$1,033
Valuation allowance for deferred tax asset	$4,574	$210	$—	$—	$4,784

Year Ended December 31, 2005:
Allowance for doubtful accounts	$733	$387	$71	$(627)	$564
Valuation allowance for deferred tax asset	$3,722	$852	$—	$—	$4,574

(a)	Represents amounts recorded in connection with acquisitions.

(b)	Deductions are write-offs of amounts not considered collectible.

EXHIBIT INDEX

Exhibit
Number	Description

21.1	Subsidiaries of the Registrant

23.1	Consent of McGladrey & Pullen, LLP

23.2	Consent of PricewaterhouseCoopers LLP

31.1	Rule 13 a – 14 (a) Certificate of the Chief Executive Officer

31.2	Rule 13 a – 14 (a) Certificate of the Chief Financial Officer

32.1	Section 1350 Certificate of the Chief Executive Officer

32.2	Section 1350 Certificate of the Chief Financial Officer