Form 10-Q
period 2008-03-31
GRAY TELEVISION INC
filed 2008-05-09
CIK 43196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock (No Par Value)	Class A Common Stock (No Par Value)

42,661,687 shares outstanding as of May 5, 2008	5,753,020 shares outstanding as of May 5, 2008

INDEX
GRAY TELEVISION, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands)

	March 31,	December 31,
	2008	2007
Assets:
Current assets:
Cash and cash equivalents	$15,294	$15,338
Trade accounts receivable, less allowance for doubtful accounts of $1,206 and $1,303, respectively	53,902	63,070
Current portion of program broadcast rights, net	7,079	10,489
Deferred tax asset	1,450	1,450
Marketable securities	4,100	4,177
Prepaid and other current assets	5,724	3,483

Total current assets	87,549	98,007

Property and equipment, net	168,121	173,039
Deferred loan costs, net	3,206	3,325
Broadcast licenses	1,059,066	1,059,066
Goodwill	269,118	269,118
Other intangible assets, net	2,486	2,685
Investment in broadcasting company	13,599	13,599
Other	6,846	7,130

Total assets	$1,609,991	$1,625,969

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands)

	March 31,	December 31,
	2008	2007
Liabilities and stockholders’ equity:
Current liabilities:
Trade accounts payable	$8,390	$7,978
Employee compensation and benefits	8,961	11,620
Accrued interest	15,105	15,879
Other accrued expenses	4,637	5,772
Dividends payable	1,451	1,445
Federal and state income taxes	3,527	3,757
Current portion of program broadcast obligations	10,618	13,963
Acquisition related liabilities	980	980
Deferred revenue	5,510	5,491
Current portion of long-term debt	9,250	9,250

Total current liabilities	68,429	76,135

Long-term debt, less current portion	913,438	915,750
Program broadcast obligations, less current portion	1,764	1,889
Deferred income taxes	256,140	262,778
Long-term deferred revenue	3,788	3,911
Accrued pension costs	7,615	6,808
Other	31,390	20,853

Total liabilities	1,282,564	1,288,124

Commitments and contingencies (Note F)

Stockholders’ equity:
Common stock, no par value; authorized 100,000 shares, issued 46,382 shares and 46,173 shares, respectively	449,908	448,459
Class A common stock, no par value; authorized 15,000 shares, issued 7,332 shares	15,321	15,321
Accumulated deficit	(55,861)	(50,560)
Accumulated other comprehensive loss, net of income tax	(19,613)	(13,047)

	389,755	400,173
Treasury stock at cost, common stock, 3,772 shares	(39,930)	(39,930)
Treasury stock at cost, Class A common stock, 1,579 shares	(22,398)	(22,398)

Total stockholders’ equity	327,427	337,845

Total liabilities and stockholders’ equity	$1,609,991	$1,625,969

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands except for per share data)

	Three Months Ended
	March 31,
	2008	2007
Revenues (less agency commissions)	$70,999	$69,681
Operating expenses:
Operating expenses before depreciation, amortization and gain on disposal of assets, net:	50,016	48,818
Corporate and administrative	3,539	4,061
Depreciation	8,885	9,551
Amortization of intangible assets	199	225
Gain on disposal of assets, net	(921)	(3)

	61,718	62,652

Operating income	9,281	7,029
Other income (expense):
Miscellaneous income, net	27	359
Interest expense	(15,799)	(17,272)
Loss on early extinguishment of debt	—	(6,492)

Loss before income taxes	(6,491)	(16,376)
Income tax benefit	(2,641)	(5,862)

Net loss	(3,850)	(10,514)
Preferred dividends (includes accretion of issuance cost of $0 and $22, respectively)	—	778

Net loss available to common stockholders	$(3,850)	$(11,292)

Basic and diluted per share information:
Net loss available to common stockholders	$(0.08)	$(0.24)

Weighted average shares outstanding	48,153	47,734

Dividends declared per share	$0.03	$0.03

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (Unaudited)
(in thousands except for number of shares)

	Class A					Class A		Common		Accumulated Other
	Common Stock		Common Stock		Accumulated	Treasury Stock		Treasury Stock		Comprehensive
	Shares	Amount	Shares	Amount	Deficit	Shares	Amount	Shares	Amount	Loss	Total
Balance at December 31, 2007	7,331,574	$15,321	46,173,347	$448,459	$(50,560)	(1,578,554)	$(22,398)	(3,771,550)	$(39,930)	$(13,047)	$337,845
Net loss	—	—	—	—	(3,850)	—	—	—	—	—	(3,850)
Loss on derivatives, net of income tax	—	—	—	—	—	—	—	—	—	(6,566)	(6,566)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	(10,416)
Common stock cash dividends ($0.03) per share	—	—	—	—	(1,451)	—	—	—	—	—	(1,451)
Issuance of common stock:
401(k) plan	—	—	153,640	1,155	—	—	—	—	—	—	1,155
Directors’ restricted stock plan	—	—	55,000	—	—	—	—	—	—	—	—
Stock based compensation	—	—	—	294	—	—	—	—	—	—	294

Balance at March 31, 2008	7,331,574	$15,321	46,381,987	$449,908	$(55,861)	(1,578,554)	$(22,398)	(3,771,550)	$(39,930)	$(19,613)	$327,427

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2008	2007
Operating activities
Net loss	$(3,850)	$(10,514)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation	8,885	9,551
Amortization of intangible assets	199	225
Amortization of deferred loan costs	119	569
Amortization of bond discount	—	33
Amortization of restricted stock awards	94	462
Amortization of stock option awards	199	58
Write-off loan acquisition costs from early extinguishment of debt	—	6,492
Amortization of program broadcast rights	3,851	3,793
Payments on program broadcast obligations	(3,775)	(5,114)
Common stock contributed to 401(k) Plan	1,155	1,090
Deferred income taxes	(2,440)	(6,206)
Gain on disposal of assets, net	(921)	(3)
Pension expense net of contributions	811	535
Other	(126)	17
Changes in operating assets and liabilities, net of business acquisitions:
Receivables and other current assets	7,107	6,694
Accounts payable and other current liabilities	(3,863)	(6,534)
Accrued interest	(774)	(2,729)

Net cash provided by (used in) operating activities	6,671	(1,581)

Investing activities
Acquisition of television businesses and licenses, net of cash acquired	—	(92)
Purchases of property and equipment	(2,939)	(9,568)
Proceeds from asset sales	155	112
Payments on acquisition related liabilities	(171)	(196)
Other	6	(37)

Net cash used in investing activities	(2,949)	(9,781)

Financing activities
Proceeds from borrowings on long-term debt	16,000	21,000
Repayments of borrowings on long-term debt	(18,313)	—
Deferred loan costs	—	(3,181)
Dividends paid, net of accreted preferred dividend	(1,445)	(4,399)
Proceeds from issuance of common stock	—	28
Purchase of common stock	—	(5,518)
Other	(8)	—

Net cash (used in) provided by financing activities	(3,766)	7,930

Net decrease in cash and cash equivalents	(44)	(3,432)
Cash and cash equivalents at beginning of period	15,338	4,741

Cash and cash equivalents at end of period	$15,294	$1,309

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE A — BASIS OF PRESENTATION
     The accompanying condensed balance sheet as of December 31, 2007, which was derived from audited financial statements, and the unaudited condensed consolidated financial statements as of and for the period ended March 31, 2008 of Gray Television, Inc. (“we”, “us” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Our operations consist of one reportable segment. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007.
Seasonality
     Broadcast advertising revenues are generally highest in the second and fourth quarters each year, due in part to increases in advertising in the spring and in the period leading up to and including the holiday season. In addition, broadcast advertising revenues are generally higher during even numbered years due to spending by political candidates, which spending typically is heaviest during the fourth quarter. Operating results for the three-month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.
Earnings Per Share
     We compute earnings per share in accordance with FASB Statement No. 128, “Earnings Per Share.” For the three months ended March 31, 2008 and 2007, we generated net losses; therefore all common stock equivalents were excluded in the computation of diluted earnings per share because they were antidilutive. The number of antidilutive common stock equivalents excluded from diluted earnings per share for the respective periods are as follows (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Antidilutive common stock equivalents excluded from diluted earnings per share	2,290	4,789
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

NOTE A — BASIS OF PRESENTATION (Continued)
The following table lists components of property and equipment by major category (in thousands):

	March 31,	December 31,
	2008	2007
Property and equipment:
Land	$22,391	$22,342
Buildings and improvements	49,039	48,724
Equipment	279,908	278,402

	351,338	349,468
Accumulated depreciation	(183,217)	(176,429)

	$168,121	$173,039

Accounting for Derivatives
     We use swap agreements to convert a portion of our variable rate debt to a fixed rate, thus managing exposure to interest rate fluctuations. These risk management activities are transacted with one or more highly rated institutions, reducing the exposure to credit risk in the event of nonperformance by the counterparty. We do not enter into derivative financial investments for trading purposes.
     Under these swap agreements, we receive floating interest at the London interbank offered rate (“LIBOR”) and pay fixed interest. The variable LIBOR rate is reset in three-month periods for both the swap agreements and the hedged portion of our variable rate debt. Upon entering into the swap agreements, we designated them as hedges of variability of our floating-rate interest payments attributable to changes in three-month LIBOR, the designated interest rate. During the period of each swap agreement, we recognize the swap agreements at their fair value as an asset or liability in our balance sheet and mark the swap agreements to their fair value through other comprehensive income. We recognize floating-rate interest expense from our debt as interest expense in earnings. We recognize the offsetting effect of payments to or receipts from the swap agreements as an addition or offset to interest expense.
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
     Upon entering into a swap agreement, we document our hedging relationships and our risk management objectives. Our swap agreements do not include written options. Our swap agreements are intended solely to modify the payments for a recognized liability from a variable rate to a fixed rate. Our swap agreements do not qualify for short-cut method accounting because the variable rate debt being hedged is pre-payable.
Recent Accounting Pronouncements
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a common definition for fair value to be applied to U.S. GAAP guidance requiring use of fair value, establishes a framework for measuring fair value and expands disclosure about such fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We adopted SFAS 157 on January 1, 2008. The adoption of this pronouncement did not result in an adjustment to our consolidated financial position or results of operations.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). This statement requires enhanced disclosures about an entity’s derivative and hedging activities. These disclosures include how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under existing accounting pronouncements and related interpretations and how derivative instruments and related hedged items affect an entity’s financial position, financial performance

NOTE A — BASIS OF PRESENTATION (Continued)
Recent Accounting Pronouncements (Continued)
and cash flows. SFAS 161 is effective for financial statements issued for years beginning after November 15, 2008. We are currently assessing the impact of SFAS 161 on our consolidated financial statement disclosures.
Changes in Classifications
     The classification of certain prior period amounts in the accompanying condensed consolidated financial statements have been changed in order to conform to the current year presentation.
NOTE B — MARKETABLE SECURITIES
     We have historically invested excess cash balances in a highly rated enhanced cash fund managed by Columbia Management Advisers, LLC, a subsidiary of Bank of America, N.A. (“Columbia Management”). We refer to this investment fund as the Columbia Fund.
     On December 6, 2007, Columbia Management initiated a series of steps which included the temporary suspension of all immediate cash distributions from the Columbia Fund and changed its method of valuation from a fixed asset valuation to a fluctuating asset valuation. Since that date, Columbia Management has commenced the liquidation of the Columbia Fund and is distributing cash to investors as quickly as practicable.
     During the three months ended March 31, 2008, we recorded a mark-to-market expense of $77,000. As of March 31, 2008, the remaining balance in the Columbia Fund was $4.1 million which was net of a $126,000 mark-to-market reserve.
     Fair value is based on quoted prices of similar assets in active markets. Valuation of these items does entail significant amount of judgment and the inputs that are significant to the fair value measurement are Level 2 in the fair value hierarchy as defined in SFAS 157.
NOTE C — LONG-TERM DEBT
     Long-term debt consists of our senior credit facility as follows (in thousands):

	March 31,	December 31,
	2008	2007
Total long-term debt including current portion	$922,688	$925,000
Less current portion	(9,250)	(9,250)

Total long-term debt	$913,438	$915,750

Amount available under the revolving portion of senior credit facility	$100,000	$100,000
     Our senior credit facility consists of a term loan facility and a revolving facility. The amounts outstanding under our senior credit facility as of March 31, 2008 and December 31, 2007 were comprised solely of the term loan facility. The revolving credit facility did not have an outstanding balance as of March 31, 2008 or December 31, 2007. The commitment fee was 0.50% on the available credit under the senior credit facility. Our average debt balance was $925.9 million and $869.3 million during the three months ended March 31, 2008 and 2007, respectively. The average interest rates on our toal debt balances were 6.2% and 7.6% during the three months ended March 31, 2008 and 2007, respectively.
     The senior credit facility contains affirmative and restrictive covenants. As of March 31, 2008, we were in compliance with these covenants.

NOTE C — LONG-TERM DEBT (Continued)
Interest Rate Swap Agreements
     We entered into three swap agreements in 2007 for the purpose of converting $465.0 million of our variable rate debt under our senior credit facility to fixed rate debt. These swap agreements continued to be in effect during the three months ended March 31, 2008. As of March 31, 2008, the swap agreements had a negative market value of $28.3 million which was recorded as an other long-term liability and recorded as other comprehensive expense of $17.3 million, net of a $11.0 million income tax benefit.
     Fair value is derived using valuation models that take into account the contract terms such as maturity dates, interest rate yield curves, our creditworthiness as well as that of the counterparty and other data. The data sources utilizied in these valuation models that are significant to the fair value mearsurement are Level 2 in the fair value hierarchy as defined in SFAS 157.
NOTE D — RETIREMENT PLANS
     The following table provides the components of net periodic benefit cost for our pension plans for the three months ended March 31, 2008 and 2007, respectively (in thousands):

	Three Months Ended March 31,
	2008	2007
Service cost	$795	$811
Interest cost	481	423
Expected return on plan assets	(476)	(373)
Loss amortization	22	90

Net periodic benefit cost	$822	$951

     During the three months ended March 31, 2008, we contributed $11,000 to our pension plans. During the remainder of fiscal 2008, we expect to contribute an additional $3.7 million to our pension plans.
NOTE E — LONG-TERM INCENTIVE PLAN
     We recognize compensation expense for share-based payment awards made to our employees and directors including stock options and restricted shares, under the our 2007 Long-Term Incentive Plan and the Directors’ Restricted Stock Plan.
     During the three months ended March 31, 2008 and 2007, we granted options to our employees to acquire 1.3 million and 50,000 shares of our common stock, respectively. The common stock purchase price per the option agreements was equal to the common stock’s closing market price on the date of the grant. The fair value for each stock option granted was estimated at the date of grant using the Black-Scholes option pricing model, using weighted average assumptions as follows:

	Three Months Ended March 31,
	2008	2007
Expected term (in years)	2.63	2.80
Volatility	36.60%	32.00%
Risk-free interest rate	2.75%	4.44%
Dividend yield	1.57%	1.39%
Expected forfeitures	6.73%	2.50%
     Expected volatilities are based on historical volatilities of our common stock. The expected life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to the

NOTE E — LONG-TERM INCENTIVE PLAN (Continued)
vesting schedules and our historical exercise patterns. The risk free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding to the expected life of the option. Expected forfeitures were estimated based on historical forfeiture rates.
     A summary of stock option activity related to our common stock for the three months ended March 31, 2008 and 2007 is as follows (option amounts in thousands):

	Three Months Ended
	March 31, 2008		March 31, 2007
		Weighted		Weighted
		Average		Average
	Options	Exercise Price	Options	Exercise Price
Common stock:
Stock options outstanding - beginning of period	842	$9.96	1,797	$9.82
Options granted	1,288	$7.64	50	$8.61
Options exercised	—	$—	(4)	$7.78
Options expired	(41)	$8.24	(264)	$9.82
Options forfeited	(4)	$10.09	(12)	$10.46

Stock options outstanding - end of period	2,085	$8.56	1,567	$9.78

Exercisable at end of period	744	$10.15	1,362	$9.75
Weighted average fair value of options granted during the period		$1.79		$2.02
     The following table summarizes the significant ranges of outstanding and exercisable stock options at March 31, 2008 related to our common stock:

As of March 31, 2008
			Weighted		Number of	Weighted Average
			Average	Average	Options	Exercise Price
Exercise Price		Number of	Exercise	Remaining	Outstanding	Per Share of
Per Share		Options	Price	Contractual	That Are	Options That Are
Low	High	Outstanding	Per Share	Life	Exercisable	Exercisable
		(in thousands)		(in years)	(in thousands)
$ 7.13	$8.91	1,388	$7.68	4.7	52	$7.92
$ 8.91	$10.69	484	$9.71	2.2	479	$9.71
$10.69	$12.47	137	$11.06	0.7	137	$11.06
$12.47	$14.25	76	$12.77	1.9	76	$12.77

		2,085			744

     As of March 31, 2008, the market price of our Class A common stock and common stock was less than the exercise prices for all of our stock options. Therefore, as of that date, our options had no intrinsic value.

NOTE E — LONG-TERM INCENTIVE PLAN (Continued)
     All of the outstanding options for our Class A common stock are vested. The following table summarizes our non-vested restricted shares during the three months ended March 31, 2008 (shares in thounsands):

		Weighted
	Number of	Average
	Shares	Fair Value
Restricted Stock:
Nonvested common restricted shares, December 31, 2007	128	$7.49
Granted	55	$4.94

Nonvested common restricted shares, March 31, 2008	183	$6.73

     During each of the three month periods ended March 31, 2008 and 2007, we granted 55,000 shares of our common stock, in total, to our directors under the Directors’ Restricted Stock Plan. Of the total shares of restricted common stock granted to date to our directors and to our president, under our long-term incentive plan, 307,000 shares were fully vested at March 31, 2008. The unearned compensation is being amortized as an expense over the vesting period of the restricted common stock. The total amount of unearned compensation is equal to the market value of the shares at the date of grant.
     We recorded $294,000 and $520,000 of share-based expense for the three months ended March 31, 2008 and 2007, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $121,000 and $187,000 in the three months ended March 31, 2008 and 2007, respectively.
     As of March 31, 2008, there was $3.0 million of total unrecognized compensation cost related to all nonvested share-based compensation arrangements which include stock options and restricted stock. The cost is expected to be recognized over a weighted average period of 1.2 years.
NOTE F — COMMITMENTS AND CONTINGENCIES
Legal Proceedings and Claims
     We are subject to legal proceedings and claims that arise in the normal course of our business. In our opinion, the amount of ultimate liability, if any, with respect to these actions, will not materially affect our financial position.
Sports Marketing Agreement
     On October 12, 2004, the University of Kentucky (“UK”) jointly awarded a sports marketing agreement to us and Host Communications, Inc. (“Host”). The agreement with UK commenced on April 16, 2005 and has an initial term of seven years with the option to extend for three additional years.
     On July 1, 2006, the terms between us and Host concerning the UK sports marketing agreement were amended. The amended agreement provides that we will share in profits in excess of certain amounts specified by the agreement, if any, but not losses. The agreement also provides that we would separately retain all local broadcast advertising revenue and pay all local broadcast expenses for activities under the agreement. Under the amended agreement, Host agreed to make all license fee payments to UK. However, if Host is unable to pay the license fee to UK, we will then pay the unpaid portion of the license fee to UK. As of March 31, 2008, the aggregate license fees to be paid by Host to UK over the remaining portion of the full ten-year term for the agreement is approximately $60.6 million. If advances are made by us on behalf of Host, Host will then reimburse us for the amount paid within 60 days subsequent to the close of each contract year that ends on June 30th. Host has also agreed to pay interest on any advance at a rate equal to the prime rate. As of March 31, 2008 and December 31, 2007, we had not advanced any amounts to UK on behalf of Host under this agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview
Introduction
     The following analysis of the financial condition and results of operations of Gray Television, Inc. (“we”, “us” or “our”) should be read in conjunction with our financial statements contained in this report and in our Annual Report filed on Form 10-K for the fiscal year ended December 31, 2007.
Overview
     We own 36 television stations serving 30 television markets. Seventeen of the stations are affiliated with CBS, 10 are affiliated with NBC, eight are affiliated with ABC and one is affiliated with FOX. The combined station group has 20 markets with stations ranked #1 in local news audience and 23 markets with stations ranked #1 in overall audience within their respective markets based on the results of the average of the Nielsen November, July, May and February 2007 ratings reports. Of the 30 markets that we serve, we operate the #1 or #2 ranked station in 29 of those markets. The combined TV station group reaches approximately 6.2% of total U.S. TV households. In addition, we currently operate 40 digital second channels including one affiliated with ABC, five affiliated with FOX, eight affiliated with CW and 16 affiliated with MyNetworkTV, plus eight local news/weather channels and two independent channels in certain of our existing markets. With 17 CBS affiliated stations, we are the largest independent owner of CBS affiliates in the United States.
     Our operating revenues are derived primarily from broadcast and internet advertising, and from other sources such as production of commercials, tower rentals and from retransmission consent fees.
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
     Most advertising contracts are short-term, and generally run only for a few weeks. Approximately 69% of the net revenues of our television stations for the three months ended March 31, 2008 were generated from local advertising (including political advertising revenues), which is sold primarily by a station’s sales staff directly to local accounts, and the remainder represented primarily by national advertising, which is sold by a station’s national advertising sales representative. The stations generally pay commissions to advertising agencies on local, regional and national advertising and the stations also pay commissions to the national sales representative on national advertising.
     Broadcast advertising revenues are generally highest in the second and fourth quarters each year, due in part to increases in advertising in the spring and in the period leading up to and including the holiday season. In addition, broadcast advertising revenues are generally higher during even numbered years due to spending by political candidates, whose spending typically is heaviest during the fourth quarter.
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

Revenues
     Set forth below are the principal types of broadcast revenues earned by us for the periods indicated and the percentage contribution of each to our total revenues (dollars in thousands):

	Three Months Ended March 31,
	2008		2007
		Percent		Percent
	Amount	of Total	Amount	of Total
Revenues:
Local	$45,719	64.4%	$46,697	67.0%
National	16,337	23.0%	17,093	24.5%
Internet	2,629	3.7%	2,058	3.0%
Political	3,073	4.3%	1,097	1.6%
Retransmission consent	646	0.9%	454	0.6%
Production and other	2,421	3.4%	2,094	3.0%
Network compensation	174	0.3%	188	0.3%

Total	$70,999	100.0%	$69,681	100.0%

Results of Operations
Three Months Ended March 31, 2008 (“2008 three-month period”) Compared To Three Months Ended March 31, 2007 (“2007 three-month period”)
     Revenue. Total revenues increased $1.3 million, or 2%, to $71.0 million in the 2008 three-month period reflecting increased political advertising revenue, internet advertising revenue and production revenue which were partially offset by decreased local and national advertising revenues. Political advertising revenues increased to $3.1 million from $1.1 million reflecting increased advertising from political candidates in the 2008 primary elections. Internet advertising revenues increased $571,000, or 28%, reflecting increased website traffic and internet sales initiatives in each of our markets. Local advertising revenues decreased 2% or approximately $1.0 million. National advertising revenues decreased 4% or approximately $756,000. The decrease in local and national revenue was partially due to reduced advertising revenues resulting from the change in networks broadcasting the super bowl. During the 2008 three-month period, we earned approximately $130,000 of net revenue relating to the Super Bowl broadcast on our six Fox channels compared to earning approximately $750,000 of net revenue during the 2007 three-month period relating to the 2007 Super Bowl broadcast on our seventeen CBS channels.
     Operating Expenses. Broadcast expenses (before depreciation, amortization and gain on disposal of assets) increased $1.2 million, or 2%, to $50.0 million in the 2008 three month period, due primarily to normal increases in payroll costs.
     Corporate and Administrative Expenses. Corporate and administrative expenses (before depreciation, amortization and gain on disposal of assets) decreased $522,000, or 13%, to $3.5 million. During the 2008 three-month period, our costs for outside consulting, legal fees and non-cash stock-based compensation decreased. During the 2008 three-month period and the 2007 three-month period, we recorded non-cash stock-based compensation expense of $294,000 and $520,000, respectively.
     Depreciation. Depreciation of property and equipment totaled $8.9 million and $9.6 million for the 2008 three-month period and the 2007 three-month period, respectively. The decrease in depreciation was the result of the large proportion of stations’ equipment, acquired in 2002, becoming fully depreciated in 2007.
     Gain on Disposal of Assets. Gain on disposal of assets increased $918,000 to $921,000 during the 2008 three-month period as compared to the comparable period of the prior year. The Federal Communications Commission (the “FCC”) has mandated that all broadcasters operating microwave facilities on certain frequencies in the 2 GHz band relocate to other frequencies and upgrade their equipment. The spectrum being vacated by broadcasters has been reallocated to third parties who, as part of the overall FCC-mandated spectrum reallocation project, must provide affected broadcasters with new digital microwave replacement equipment at no cost to the broadcaster and also reimburse them for certain associated out-of-pocket expenses. During the 2008 three-month period, we recognized a gain of $936,000 on the disposal of assets associated with the spectrum reallocation project. We did not recognize any gains or losses on the disposal of assets associated with the spectrum reallocation project in the comparable period of the prior year.
     Interest Expense. Interest expense decreased $1.5 million to $15.8 million for the 2008 three-month period compared to $17.3 million for the 2007 three-month period. This decrease is primarily attributable to lower average interest rates partially offset by the increase in total debt outstanding. Average interest rates have descreased due to a decrease in market interest rates on our senior credit facility and the redemption of our 9.25% senior subordinated notes on April 18, 2007. Our total debt balance has increased as a result of our redemption of our redeemable serial preferred stock on May 22, 2007 and the incurrance of costs associated with the redemption of our 9.25% senior subordinated notes on April 18, 2007. The redemption of our redeemable serial preferred stock and our 9.25% senior subordinated notes were financed through additional borrowings on our senior credit facility. Our average debt balance was $925.9 million and $869.3 million during the 2008 three-month period and the 2007 three-month period, respectively. The average interest rates on our total debt balances was 6.2% and 7.6% during the 2008 three-month period and the 2007 three-month period, respectively.
     Loss on Early Extinguishment of Debt. On March 19, 2007, we refinanced our senior credit facility. In connection with this transaction, we reported a loss on early extinguishment of debt of $6.5 million in the 2007 three-month period.
     Income Tax Benefit. We recognized an income tax benefit of $2.6 million in the 2008 three-month period compared to an income tax benefit of $5.9 million in the 2007 three-month period. The income tax benefits recorded in each year are consistent with our pre-tax losses. The effective income tax rate was approximately 41% for the current year three-month period and 36% in the prior year three-month period. Income tax benefit for the 2008 three-month period increased as a percentage of pre-tax loss primarily as a result of adjustments to our income tax valuation allowances against state net operating loss carryforwards and adjustments to our accruals of state tax reserves.
Liquidity and Capital Resources
General
     The following table presents data that we believe is helpful in evaluating our liquidity and capital resources (in thousands).

	Three Months Ended
	March 31,
	2008	2007
Net cash provided by (used in) operating activities	$6,671	$(1,581)
Net cash used in investing activities	(2,949)	(9,781)
Net cash (used in) provided by financing activities	(3,766)	7,930

Decrease in cash and cash equivalents	$(44)	$(3,432)

	As of
	March 31,	December 31,
	2008	2007
Cash and cash equivalents	$15,294	$15,338
Long-term debt including current portion	$922,688	$925,000
Available credit under senior credit agreement	$100,000	$100,000
     We file a consolidated federal income tax return and such state or local tax returns as are required. Although we may earn taxable operating income in future years, as of March 31, 2008, we anticipate that through the use of our available loss carryforwards we will not pay significant amounts of federal or state income taxes in the next several years.
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
     Net cash provided by operating activities was $6.7 million in the 2008 three-month period compared to net cash used in operating activities of $1.6 million in the 2007 three-month period. The increase in cash provided by operations is due primarily to a decrease in payments on broadcast obligations of $1.3 million, a decrease in deferred income tax of $3.8 million and change in current operating assets and liabilities of $5.0 million.
     Net cash used in investing activities was $2.9 million in the 2008 three-month period compared to net cash used in investing activities of $9.8 million for the 2007 three-month period. The decrease in cash used in investing activities was largely due to decreased spending for equipment.
     Net cash used in financing activities was $3.8 million in the 2008 three-month period compared to net cash provided by financing activities of $7.9 million in the 2007 three-month period. This was due primarily to a reduction in borrowings of long-term debt in the 2008 three-month period compared to the comparable period in the prior year. During the 2008 three-month period, we made our first required payment of $2.3 million to reduce the term loan portion of our senior credit facility and paid common stock dividends of $1.4 million, which were declared in fiscal 2007. Common stock dividends declared in the 2008 three-month period were paid in April of 2008. In the 2007 three-month period, we paid redeemable serial preferred stock dividends of $778,000. We did not pay any redeemable serial preferred stock dividends in the 2008 three-month period as a result of the redemption of our then outstanding redeemable serial preferred stock in May 2007. During the 2007 three-month period, we received $21.0 million in proceeds from the refinancing of our senior credit facility. In addition to the dividend payments made in the 2007 three-month period, we used cash provided by financing activities to purchase $5.5 million of our common stock and pay $3.2 million of debt refinancing fees related to our refinancing. During the 2008 three-month period, we did not repurchase any of our common stock.
Senior Credit Facility
     The amount outstanding under our senior credit facility as of March 31, 2008 was $922.7 million comprised solely of the term loan facility. The revolving credit facility did not have an outstanding balance as of March 31, 2008. Available credit under the revolving credit facility as of March 31, 2008 was $100.0 million. As of March 31, 2008, the commitment fee was 0.50% on the available credit under the senior credit facility.
     Our senior credit facility contains affirmative and restrictive covenants that we must comply with. As of March 31, 2008, we were in compliance with these covenants.
Capital Expenditures
     Capital expenditures in 2008 and 2007 three-month periods were $2.9 million and $9.6 million, respectively. The 2007 three-month period included, in part, capital expenditures for the purchase of land and or buildings in two markets and the commencement of broadcasting local news in high definition digital format in another market while the 2008 three-month period did not contain comparable projects.
Other
     During the 2008 three-month period, we contributed $11,000 to our pension plans. During the remainder of fiscal 2008, we expect to contribute an additional $3.7 million to our pension plans.

Critical Accounting Policies
     The preparation of financial statements in conformity with U.S. GAAP requires management to make judgments and estimations that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. We consider our accounting policies relating to intangible assets and income taxes to be critical policies that require judgments or estimations in their application where variances in those judgments or estimations could make a significant difference to future reported results. These critical accounting policies and estimates are more fully disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
Cautionary Note Regarding Forward-Looking Statements
     This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Quarterly Report, the words “believes,” “expects,” “anticipates,” “estimates” and similar words and expressions are generally intended to identify forward-looking statements. Statements that describe our future strategic plans, goals or objectives are also forward-looking statements. Readers of this Quarterly Report are cautioned that any forward-looking statements, including those regarding the intent, belief or current expectations of our management, are not guarantees of future performance, results or events and involve risks and uncertainties, and that actual results and events may differ materially from those in the forward-looking statements as a result of various factors including, but not limited to those listed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and the other factors described from time to time in our filings with the Securities and Exchange Commission. The forward-looking statements included in this Quarterly Report are made only as of the date hereof. We undertake no obligation to update such forward-looking statements to reflect subsequent events or circumstances, except as required by law.
Item 3. Quantitative and Qualitative Disclosure About Market Risk
     We believe that the market risk of our financial instruments as of March 31, 2008 has not materially changed since December 31, 2007. The market risk profile on December 31, 2007 is disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
Item 4. Controls and Procedures
     As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and the CFO have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or furnish under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and to ensure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosures. There were no changes in our internal control over financial reporting during the three months ended March 31, 2008 identified in connection with this evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     The information contained in “Note F — Commitments and Contingencies — Legal Proceedings and Claims” to our unaudited Condensed Consolidated Financial Statements filed as part of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors
     Please refer to Part I, Item 1A in our Form 10-K for the fiscal year ended December 31, 2007 for a complete description of our risk factors. There have been no material changes in our risk factors.
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

GRAY TELEVISION, INC. (Registrant)

Date: May 9, 2008	By:	/s/ James C. Ryan
James C. Ryan,
Senior Vice President and Chief Financial Officer