Form 10-Q
period 2008-06-30
GRAY TELEVISION INC
filed 2008-08-07
CIK 43196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller Reporting Company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock, (No Par Value)	Class A Common Stock, (No Par Value)
42,744,385 shares outstanding as of July 31, 2008	5,753,020 shares outstanding as of July 31, 2008

INDEX
GRAY TELEVISION, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands)

	June 30,	December 31,
	2008	2007
Assets:
Current assets:
Cash and cash equivalents	$22,568	$15,338
Trade accounts receivable, less allowance for doubtful accounts of $706 and $1,303, respectively	58,462	63,070
Current portion of program broadcast rights, net	3,566	10,489
Deferred tax asset	1,450	1,450
Marketable securities	3,234	4,177
Prepaid and other current assets	5,027	3,483

Total current assets	94,307	98,007

Property and equipment, net	163,727	173,039
Deferred loan costs, net	3,088	3,325
Broadcast licenses	1,059,066	1,059,066
Goodwill	269,118	269,118
Other intangible assets, net	2,287	2,685
Investment in broadcasting company	13,599	13,599
Other	6,635	7,130

Total assets	$1,611,827	$1,625,969

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands)

	June 30,	December 31,
	2008	2007
Liabilities and stockholders’ equity:
Current liabilities:
Trade accounts payable	$8,068	$7,978
Employee compensation and benefits	8,362	11,620
Accrued interest	12,179	15,879
Other accrued expenses	5,561	5,772
Dividends payable	1,579	1,445
Federal and state income taxes	3,451	3,757
Current portion of program broadcast obligations	8,162	13,963
Acquisition related liabilities	980	980
Deferred revenue	6,404	5,491
Current portion of long-term debt	8,598	9,250

Total current liabilities	63,344	76,135

Long-term debt, less current portion	846,940	915,750
Program broadcast obligations, less current portion	1,760	1,889
Deferred income taxes	262,672	262,778
Long-term deferred revenue	3,613	3,911
Accrued pension costs	8,305	6,808
Other	19,644	20,853

Total liabilities	1,206,278	1,288,124

Commitments and contingencies (Note G)

Preferred stock, no par value; cumulative; redeemable; designated 1.00 shares, respectively, issued and outstanding 0.75 and 0.00 shares, respectively ($75,000 and $0 aggregate liquidation value, respectively)	68,638	—

Stockholders’ equity:
Common stock, no par value; authorized 100,000 shares, issued 46,471 shares and 46,173 shares, respectively	450,717	448,459
Class A common stock, no par value; authorized 15,000 shares, issued 7,332 shares	15,321	15,321
Accumulated deficit	(54,225)	(50,560)
Accumulated other comprehensive loss, net of income tax benefit	(12,574)	(13,047)

	399,239	400,173

Treasury stock at cost, common stock, 3,772 shares	(39,930)	(39,930)
Treasury stock at cost, Class A common stock, 1,579 shares	(22,398)	(22,398)

Total stockholders’ equity	336,911	337,845

Total liabilities and stockholders’ equity	$1,611,827	$1,625,969

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands except for per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues (less agency commissions)	$78,743	$79,750	$149,742	$149,431
Operating expenses before depreciation, amortization and (gain) loss on disposal of assets, net:
Broadcast	48,460	49,048	98,476	97,866
Corporate and administrative	2,722	3,584	6,261	7,645
Depreciation	8,708	9,917	17,593	19,467
Amortization of intangible assets	199	200	398	425
(Gain) loss on disposals of assets, net	(84)	119	(1,005)	116

	60,005	62,868	121,723	125,519

Operating income	18,738	16,882	28,019	23,912
Other income (expense):
Miscellaneous income, net	63	449	90	807
Interest expense	(13,402)	(16,525)	(29,201)	(33,797)
Loss on early extinguishment of debt	—	(16,361)	—	(22,853)

Income (loss) before income taxes	5,399	(15,555)	(1,092)	(31,931)
Income tax expense (benefit)	2,184	(5,613)	(457)	(11,475)

Net income (loss)	3,215	(9,942)	(635)	(20,456)
Preferred dividends (includes accretion of issuance cost of $0, $418, $0, and $439, respectively)	125	847	125	1,626

Net income (loss) available to common stockholders	$3,090	$(10,789)	$(760)	$(22,082)

Basic per share information:
Net income (loss) available to common stockholders	$0.06	$(0.23)	$(0.02)	$(0.46)

Weighted-average shares outstanding	48,235	47,688	48,194	47,711

Diluted per share information:
Net income (loss) available to common stockholders	$0.06	$(0.23)	$(0.02)	$(0.46)

Weighted-average shares outstanding	48,273	47,688	48,194	47,711

Dividends declared per share	$0.03	$0.03	$0.06	$0.06

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS (Unaudited)
(in thousands except for number of shares)

										Accumulated
	Class A					Class A		Common		Other
	Common Stock		Common Stock		Accumulated	Treasury Stock		Treasury Stock		Comprehensive
	Shares	Amount	Shares	Amount	Deficit	Shares	Amount	Shares	Amount	Loss	Total
Balance at December 31, 2007	7,331,574	$15,321	46,173,347	$448,459	$(50,560)	(1,578,554)	$(22,398)	(3,771,550)	$(39,930)	$(13,047)	$337,845

Net loss	—	—	—	—	(635)	—	—	—	—	—	(635)
Gain on derivatives, net of income tax	—	—	—	—	—	—	—	—	—	473	473

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	(162)

Common stock cash dividends ($0.06) per share	—	—	—	—	(2,905)	—	—	—	—	—	(2,905)

Preferred stock dividends	—	—	—	—	(125)	—	—	—	—	—	(125)

Issuance of common stock:
401(k) plan	—	—	242,478	1,569	—	—	—	—	—	—	1,569
Directors’ restricted stock plan	—	—	55,000	—	—	—	—	—	—	—	—

Stock-based compensation	—	—	—	689	—	—	—	—	—	—	689

Balance at June 30, 2008	7,331,574	$15,321	46,470,825	$450,717	$(54,225)	(1,578,554)	$(22,398)	(3,771,550)	$(39,930)	$(12,574)	$336,911

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2008	2007
Operating activities
Net loss	$(635)	$(20,456)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	17,593	19,467
Amortization of intangible assets	398	425
Amortization of deferred loan costs	238	730
Amortization of bond discount	—	39
Amortization of restricted stock awards	198	719
Amortization of stock option awards	491	111
Write-off loan acquisition costs from early extinguishment of debt	—	22,853
Amortization of program broadcast rights	7,672	7,596
Payments on program broadcast obligations	(6,441)	(8,996)
Common stock contributed to 401(K) Plan	1,569	1,543
Deferred income taxes	(409)	(12,064)
(Gain) loss on disposal of assets, net	(1,005)	116
Pension expense net of contributions	1,504	394
Payment for sports marketing agreement	—	(4,950)
Other	(304)	(155)
Changes in operating assets and liabilities, net of business acquisitions:
Receivables and other current assets	4,211	(1,083)
Accounts payable and other current liabilities	(4,143)	(4,934)
Accrued interest	(3,700)	3,657

Net cash provided by operating activities	17,237	5,012

Investing activities
Acquisition of television business	—	(92)
Purchases of property and equipment	(6,176)	(17,755)
Proceeds from assets sales	254	146
Payments on acquisition-related liabilities	(330)	(456)
Other	(25)	(71)

Net cash used in investing activities	(6,277)	(18,228)

Financing activities
Proceeds from borrowings on long-term debt	16,000	344,500
Repayments of borrowings on long-term debt	(85,462)	(267,000)
Deferred loan costs	—	(3,181)
Subordinated note redemption costs	—	(13,046)
Dividends paid, net of accreted preferred dividend	(2,896)	(6,269)
Proceeds from issuance of common stock	—	256
Issuance of preferred stock	68,638	—
Redemption of preferred stock	—	(37,890)
Purchase of common stock	—	(5,517)
Other	(10)	—

Net cash (used in) provided by financing activities	(3,730)	11,853

Net increase (decrease) in cash and cash equivalents	7,230	(1,363)
Cash and cash equivalents at beginning of period	15,338	4,741

Cash and cash equivalents at end of period	$22,568	$3,378

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE A — BASIS OF PRESENTATION
     The accompanying condensed balance sheet as of December 31, 2007, which was derived from audited financial statements, and the unaudited condensed consolidated financial statements as of and for the period ended June 30, 2008 of Gray Television, Inc. (“we,” “us”, or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Our operations consist of one reportable segment. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007 (“fiscal 2007”).
Seasonality
     Broadcast advertising revenues are generally highest in the second and fourth quarters each year, due in part to increases in advertising in the spring and in the period leading up to and including the holiday season. In addition, broadcast advertising revenues are generally higher during even numbered years due to spending by political candidates, which spending typically is heaviest during the fourth quarter. Operating results for the three-month and six-month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.
Earnings Per Share
     We compute earnings per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share.” Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding during the period. The weighted-average number of common shares outstanding does not include unvested restricted shares. These shares, although classified as issued and outstanding, are considered contingently returnable until the restrictions lapse and will not be included in the basic earnings per share calculation until the shares are vested. Diluted earnings per share is computed by giving effect to all potentially dilutive common shares, including restricted stock and stock options. The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding for the three-month and six-month periods ended June 30, 2008 and 2007 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Weighted-average shares outstanding — basic	48,235	47,688	48,194	47,711
Stock options and restricted stock	38	—	—	—

Weighted-average shares outstanding — diluted	48,273	47,688	48,194	47,711

NOTE A — BASIS OF PRESENTATION (Continued)
Earnings Per Share (Continued)
     For the periods where we reported losses, all common stock equivalents are excluded from the computation of diluted earnings per share, since the result would be antidilutive. Securities that could potentially dilute earnings per share in the future, but which were not included in the calculation of diluted earnings per share because to do so would have been antidilutive for the periods presented, are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Dilutive securities outstanding at end of period:
Employee stock options	2,113	1,551	2,113	1,551
Non-vested restricted stock	183	229	183	229

Total	2,296	1,780	2,296	1,780
Common stock equivalents included in diluted weighted-average shares outstanding	(38)	—	—	—

Dilutive securities excluded from diluted weighted-average shares outstanding	2,258	1,780	2,296	1,780

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

	June 30,	December 31,
	2008	2007
Property and equipment:
Land	$22,448	$22,342
Buildings and improvements	49,095	48,724
Equipment	284,099	278,402

	355,642	349,468
Accumulated depreciation	(191,915)	(176,429)

	$163,727	$173,039

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
     Under these swap agreements, we receive floating interest at the London interbank offered rate (“LIBOR”) and pay fixed interest. The variable LIBOR rate is reset in three-month periods for both the swap agreements and the hedged portion of our variable rate debt. Upon entering into the swap agreements, we designated them as hedges of variability of our floating-rate interest payments attributable to changes in three-month LIBOR, the designated

NOTE A — BASIS OF PRESENTATION (Continued)
Accounting for Derivatives (Continued)
interest rate. During the period of each swap agreement, we recognize the swap agreements at their fair value as an asset or liability in our balance sheet and mark the swap agreements to their fair value through other comprehensive income. We recognize floating-rate interest expense from our debt as interest expense in earnings. We recognize the offsetting effect of payments to or receipts from the swap agreements as an addition or offset to interest expense.
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
     In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). This statement requires enhanced disclosures about an entity’s derivative and hedging activities. These disclosures include how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under existing accounting pronouncements and related interpretations and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for years beginning after November 15, 2008. We are currently assessing the impact of SFAS 161 on our consolidated financial statement disclosures.
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

NOTE B — MARKETABLE SECURITIES (Continued)
     During the six-month period ended June 30, 2008, we received cash distributions totaling $3.0 million and recorded a mark-to-market expense of $75,000. As of June 30, 2008, the remaining balance in the Columbia Fund was $3.2 million which was net of a $98,000 mark-to-market reserve.
     Fair value is based on quoted prices of similar assets in active markets. Valuation of these items does entail a significant amount of judgment and the inputs that are significant to the fair value measurement are Level 2 in the fair value hierarchy as defined in SFAS 157.
NOTE C — LONG-TERM DEBT
     Long-term debt consists of our senior credit facility as follows (in thousands):

	June 30,	December 31,
	2008	2007

Total long-term debt including current portion	$855,538	$925,000
Less current portion	(8,598)	(9,250)

Total long-term debt	$846,940	$915,750

Amount available under the revolving portion of senior credit facility	$100,000	$100,000
     Our senior credit facility consists of a term loan facility and a revolving facility. The amounts outstanding under our senior credit facility as of June 30, 2008 and December 31, 2007 were comprised solely of the term loan facility. The revolving credit facility did not have an outstanding balance as of June 30, 2008 or December 31, 2007. As of June 30, 2008, the commitment fee on the available credit under the senior credit facility is 0.50%.
     On June 26, 2008, we used the proceeds from the issuance of our Series D Perpetual Preferred Stock to make a $65.0 million voluntary prepayment of our term loan facility plus accrued interest of $635,000. Also on June 30, 2008, we made our $2.1 million scheduled quarterly principal payment on our term loan facility. Our average debt balance was $913.9 million and $894.2 million during the six-month periods ended June 30, 2008 and 2007, respectively. The average interest rates, exclusive of the effect of our interest rate swap agreements, on our total debt balances were 5.2% and 7.2% during the six-month periods ended June 30, 2008 and 2007, respectively.
     The senior credit facility contains affirmative and restrictive covenants. As of June 30, 2008, we were in compliance with these covenants.

NOTE C — LONG-TERM DEBT (Continued)
Maturities
     The aggregate minimum principal maturities on long-term debt were revised as a result of the prepayment of our senior credit facility on June 26, 2008. After giving effect to the prepayment, the aggregate minimum principal maturities on long-term debt as of June 30, 2008 were as follows (in thousands):

Twelve	Minimum
Months Ended	Principal
June 30,	Maturities
2009	$8,598
2010	8,598
2011	8,598
2012	8,598
2013	8,598
Thereafter	812,548

$855,538

Subsequent Events
     On July 15, 2008, we made an additional voluntary prepayment of $23.0 million on the term loan portion of our senior credit facility. As a result of this additional prepayment, the minimum principal maturities on our long-term debt were further revised. Funds for this additional prepayment were provided from the issuance of 250 additional shares of our Series D Perpetual Preferred Stock to a group of private investors. After giving effect to the second prepayment, the aggregate minimum principal maturities on our long-term debt as of June 30, 2008 were as follows (in thousands):

Twelve	Minimum
Months Ended	Principal
June 30,	Maturities
2009	$8,367
2010	8,367
2011	8,367
2012	8,367
2013	8,367
Thereafter	790,703

$832,538

Interest Rate Swap Agreements
     We entered into three interest rate swap agreements in fiscal 2007 for the purpose of converting $465.0 million of our variable rate debt under our senior credit facility to fixed rate debt. Under these swap agreements, we receive 90 day LIBOR and pay a fixed rate of 5.48% per annum. These swap agreements continued to be in effect during the six months ended June 30, 2008. As of June 30, 2008, the swap agreements had a negative market value of $16.9 million which was recorded as an other long-term liability and recorded as other comprehensive expense of $10.3 million, net of a $6.6 million income tax benefit.

NOTE C — LONG-TERM DEBT (Continued)
Interest Rate Swap Agreements (Continued)
     Fair value is derived from valuation models that take into account the contract terms such as maturity dates, interest rate yield curves, our creditworthiness as well as that of the counterparty and other data. The data sources utilized in these valuation models that are significant to the fair value measurement are Level 2 in the fair value hierarchy as defined in SFAS 157.
NOTE D —PREFERRED STOCK
     On June 26, 2008, we issued 750 shares of Series D Perpetual Preferred Stock to a group of private investors. The no par value Series D Perpetual Preferred Stock has a liquidation value of $100,000 per share for a total liquidation value of $75.0 million. The issuance of the Series D Perpetual Preferred Stock generated net cash proceeds of approximately $68.6 million, after a 5.0% original issue discount, transaction fees and expenses. We used $65.0 million of the net cash proceeds to voluntarily prepay a portion of the outstanding balance under our term loan portion of our senior credit facility and used the remaining $3.6 million for general corporate purposes which included the payment of $635,000 of accrued interest. The $6.4 million of original issue discount, transaction fees and expenses will be accreted over a seven-year period ending June 30, 2015.
     The Series D Perpetual Preferred Stock has no mandatory redemption date, but is redeemable, at our option, on or after January 1, 2009. The Series D Perpetual Preferred Stock may also be redeemed, at the stockholders’ option, on or after June 30, 2015. If the Series D Perpetual Preferred Stock is redeemed, we are required to pay the liquidation price per share in cash plus the pro-rata accrued dividends to the date fixed for redemption. If the Series D Perpetual Preferred Stock is redeemed prior to January 1, 2012, the liquidation price per share will include a premium as described in the following table:

Liquidation Price
Date of Redemption	Per Share
January 1, 2009 through June 30, 2009	$105,000
July 1, 2009 through December 31, 2009	$106,500
January 1, 2010 through June 30, 2010	$108,000
July 1, 2010 through December 31, 2010	$106,000
January 1, 2011 through June 30, 2011	$104,000
July 1, 2011 through December 31, 2011	$102,000
January 1, 2012 and thereafter	$100,000
     Dividends on the Series D Perpetual Preferred Stock will accrue at 12.0% per annum through December 31, 2008 after which the dividend rate shall be 15.0% per annum. Dividends are to be paid in cash. Prior to issuing our Series D Preferred Stock, we amended our articles of incorporation. On June 27, 2008, we filed a copy of the amendment with the Securities and Exchange Commission in a Current Report on Form 8-K. As amended, we have added certain limitations relating to restricted payments, indebtedness, liens, asset sales and mergers.
Subsequent Event
     On July 15, 2008, we issued an additional 250 shares of our Series D Perpetual Preferred Stock to a group of qualified investors and generated net cash proceeds of approximately $23.0 million, after a 5.0% original issue discount, transaction fees and expenses. We used the net cash proceeds to make an additional $23.0 million voluntary prepayment on the outstanding balance of our term loan portion of our senior credit facility. The $2.0 million of original issue discount, transaction fees and expenses will be accreted over a seven-year period ending June 30, 2015.

NOTE E — RETIREMENT PLANS
     The following table provides the components of net periodic benefit cost for our pension plans for the three-month and six-month periods ended June 30, 2008 and 2007, respectively (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Service cost	$671	$562	$1,456	$1,455
Interest cost	482	418	962	835
Expected return on plan assets	(406)	(398)	(882)	(795)
Loss amortization	26	39	49	77

Net periodic benefit cost	$773	$621	$1,585	$1,572

     During the three-month and six-month periods ended June 30, 2008, we contributed $70,000 and $81,000 to our pension plans, respectively. During the remainder of the fiscal year ended December 31, 2008 (“fiscal 2008”), we expect to contribute an additional $3.6 million to our pension plans.
NOTE F — LONG-TERM INCENTIVE PLAN
     We recognize compensation expense for stock options and restricted shares granted to our employees and directors under our 2007 Long-Term Incentive Plan and Directors’ Restricted Stock Plan.
     During the six-month periods ended June 30, 2008 and 2007, we granted options to our employees to acquire 1.3 million and 50,000 shares of our common stock, respectively. The common stock purchase price per the option agreements was equal to the common stock’s closing market price on the date of the grant. The fair value for each stock option granted was estimated at the date of grant using the Black-Scholes option pricing model, using for each grant respectively, the following assumptions:

	Six Months Ended
	June 30,
	2008	2007
Expected term (in years)	2.63 - 2.68	2.80
Volatility	36.6% - 39.5%	32.00%
Risk-free interest rate	2.75% - 3.26%	4.44%
Dividend yield	1.57% - 3.31%	1.39%
Expected forfeitures	2.56% - 2.83%	2.50%
     Expected volatilities are based on historical volatilities of our common stock. The expected life represents the weighted-average period of time that options granted are expected to be outstanding giving consideration to the vesting schedules and our historical exercise patterns. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding to the expected life of the option. Expected forfeitures are estimated based on historical forfeiture rates.

NOTE F — LONG-TERM INCENTIVE PLAN (Continued)
     A summary of stock option activity related to our common stock for the six-month periods ended June 30, 2008 and 2007 is as follows (option amounts in thousands):

	Six Months Ended June 30,
	2008		2007
		Weighted-Average		Weighted-Average
	Options	Exercise Price	Options	Exercise Price
Common stock:
Stock options outstanding - beginning of period	842	$9.96	1,797	$9.82
Options granted	1,323	$7.53	50	$8.61
Options exercised	—	$—	(33)	$7.80
Options expired	(41)	$8.24	(264)	$9.82
Options forfeited	(34)	$8.02	(21)	$9.79

Stock options outstanding - end of period	2,090	$8.49	1,529	$9.83

Exercisable at end of period	738	$10.16	1,325	$9.96

Weighted-average fair value of options granted during the period		$1.77		$2.02
     The following table summarizes the significant ranges of outstanding and exercisable stock options at June 30, 2008 related to our common stock:

As of June 30, 2008
			Weighted-		Number of	Weighted Average
			Average	Average	Options	Exercise Price
Exercise Price		Number of	Exercise	Remaining	Outstanding	Per Share of
Per Share		Options	Price	Contractual	That Are	Options That
Low	High	Outstanding	Per Share	Life	Exercisable	Are Exercisable
		(in thousands)		(in years)	(in thousands)
$ 3.56	$5.34	35	$3.61	4.9	—	$—
$ 7.13	$8.91	1,358	$7.68	4.5	46	$7.92
$ 8.91	$10.69	484	$9.71	2.0	479	$9.71
$10.69	$12.47	137	$11.06	0.4	137	$11.07
$12.47	$14.25	76	$12.77	1.7	76	$12.77

		2,090			738

     As of June 30, 2008, the market price of our Class A common stock and common stock was less than the exercise prices for all of our outstanding stock options. Therefore, as of that date, our options had no intrinsic value.

NOTE F — LONG-TERM INCENTIVE PLAN (Continued)
     All of the outstanding options for our Class A common stock are vested. The following table summarizes our non-vested restricted shares during the six-month period ended June 30, 2008:

		Weighted-
	Number of	Average
	Shares	Fair Value
	(in thousands)
Restricted Stock:
Non-vested common restricted shares, December 31, 2007	128	$7.49
Granted	55	4.94

Non-vested common restricted shares, June 30, 2008	183	$6.73

     During each of the six-month periods ended June 30, 2008 and 2007, we granted 55,000 shares of our common stock, in total, to our directors under the Directors’ Restricted Stock Plan. Of the total shares of restricted common stock granted to date, 307,000 shares were fully vested at June 30, 2008. The market value of the shares at the date of grant is being amortized as an expense over the vesting period of the restricted common stock.
     We recorded $395,000 and $689,000 of share-based expense for the three-month and six-month periods ended June 30, 2008, respectively, and we recorded $310,000 and $830,000 of share-based expense for the three-month and six-month periods ended June 30, 2007, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $154,000 and $269,000 in the three-month and six-month periods ended June 30, 2008, respectively, and $121,000 and $324,000 in the three-month and six-month periods ended June 30, 2007, respectively.
     As of June 30, 2008, there was $2.7 million of total unrecognized compensation cost related to all non-vested share-based compensation arrangements which include stock options and restricted stock. The cost is expected to be recognized over a weighted-average period of 1.1 years.
NOTE G — COMMITMENTS AND CONTINGENCIES
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
     On July 1, 2006, the terms between us and Host concerning the UK sports marketing agreement were amended. The amended agreement provides that we will share in profits in excess of certain amounts specified by the agreement, if any, but not losses. The agreement also provides that we would separately retain all local broadcast advertising revenue and pay all local broadcast expenses for activities under the agreement. Under the amended agreement, Host agreed to make all license fee payments to UK. However, if Host is unable to pay the license fee to UK, we will then pay the unpaid portion of the license fee to UK. As of June 30, 2008, the aggregate license fees to be paid by Host to UK over the remaining portion of the full ten-year term for the agreement is approximately $56.9 million. If advances are made by us on behalf of Host, Host will then reimburse us for the amount paid within 60 days subsequent to the close of each contract year that ends on June 30th. Host has also agreed to pay interest on any advance at a rate equal to the prime rate. As of June 30, 2008 and December 31, 2007, we have not advanced any amounts to UK on behalf of Host under this agreement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview
Introduction
     The following analysis of the financial condition and results of operations of Gray Television, Inc. (“we,” “us” or “our”) should be read in conjunction with our financial statements contained in this report and in our annual report filed on Form 10-K for the year ended December 31, 2007.
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
     Most advertising contracts are short-term, and generally run only for a few weeks. Approximately 69% of the net revenues of our television stations for the three months ended June 30, 2008 were generated from local advertising (including political advertising revenues), which is sold primarily by a station’s sales staff directly to local accounts, and the remainder represented primarily by national advertising, which is sold by a station’s national advertising sales representative. The stations generally pay commissions to advertising agencies on local, regional and national advertising and the stations also pay commissions to the national sales representative on national advertising.
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
     The primary broadcast operating expenses are employee compensation, related benefits and programming costs. In addition, the broadcast operations incur overhead expenses, such as maintenance, supplies, insurance, rent and utilities. A large portion of the operating expenses of the broadcast operations is fixed.

Revenues
     Set forth below are the principal types of revenues, less agency commissions, earned by us for the periods indicated and the percentage contribution of each to our total revenues (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2008		2007		2008		2007
		Percent		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total
Revenues:
Local	$49,495	62.9%	$52,009	65.2%	$95,214	63.6%	$98,706	66.1%
National	18,479	23.4%	19,862	24.9%	34,816	23.2%	36,955	24.7%
Internet	3,048	3.9%	2,267	2.9%	5,677	3.8%	4,325	2.9%
Political	4,951	6.3%	2,634	3.3%	8,024	5.4%	3,731	2.5%
Retransmission consent	801	1.0%	488	0.6%	1,447	1.0%	942	0.6%
Production and other	1,763	2.2%	2,294	2.9%	4,184	2.8%	4,388	2.9%
Network compensation	206	0.3%	196	0.2%	380	0.2%	384	0.3%

Total	$78,743	100.0%	$79,750	100.0%	$149,742	100.0%	$149,431	100.0%

Results of Operations
Three Months Ended June 30, 2008 (“2008 three-month period”) Compared To Three Months Ended June 30, 2007
(“2007 three-month period”)
     Revenues. Total revenues decreased $1.0 million, or 1%, to $78.7 million in the 2008 three-month period due primarily to decreased local and national advertising revenues that were partially offset by increased political and internet advertising revenue in the current period. The increase in political advertising revenue reflects increased advertising from political candidates in the 2008 primary and general elections. Increased internet advertising revenue reflects our internet sales initiatives in each of our markets. The decrease in local and national revenue was largely due to a softening economy. Political advertising revenues increased $2.3 million, or 88%, to $5.0 million reflecting increased advertising from political candidates in the 2008 elections. Internet advertising revenues increased $781,000, or 34%, to $3.0 million reflecting increased website traffic in our markets. Local advertising revenues decreased approximately $2.5 million, or 5% or to $49.5 million. National advertising revenues decreased approximately $1.4 million, or 7%, to $18.5 million.
     Broadcast expenses. Broadcasting expenses (before depreciation, amortization and gain on disposal of assets) decreased $588,000, or 1%, to $48.5 million in the 2008 three-month period, due primarily to a decrease in professional services, promotion expense and bad debt expense which was partially offset by increased payroll costs.
     Corporate and administrative expenses. Corporate and administrative expenses (before depreciation, amortization and gain on disposal of assets) decreased $862,000, or 24%, to $2.7 million in the 2008 three-month period. This decrease was primarily due to reduced incentive compensation related expense. During the 2008 and 2007 three-month periods, we recorded non-cash stock-based compensation expense of $395,000 and $310,000, respectively.
     Depreciation. Depreciation of property and equipment decreased $1.2 million, or 12%, to $8.7 million during the 2008 three-month period. The decrease in depreciation was the result of the large proportion of our stations’ equipment, which was acquired in 2002, becoming fully depreciated in 2007.
     Interest expense. Interest expense decreased $3.1 million, or 19%, to $13.4 million for the 2008 three-month period. This decrease is primarily attributable to lower average interest rates and by decreases in average total debt outstanding. Average interest rates have decreased due to a decrease in market interest rates on our senior credit facility and the redemption of our 9.25% senior subordinated notes (the “9.25% Notes”) on April 18, 2007. Our total debt balance has decreased as a result of our regularly scheduled principal payments and our $65.0 million voluntary prepayment of our senior credit facility on June 26, 2008. We obtained the funds used for the voluntary prepayment from the issuance of our Series D Perpetual Preferred Stock. Our average debt balance was $901.8 million and $919.2 million during the 2008 three-month period and the 2007 three-month period, respectively. The average interest rates, exclusive of our interest rate swap agreements, on our total debt balances was 4.2% and 6.9% during the 2008 and 2007 three-month periods, respectively. The decline in interest rates is partially offset by the effect of our interest rate swap agreements, through which we converted $465.0 million of our total debt to a fixed rate.
     Loss on early extinguishment of debt. During the 2007 three-month period, we incurred a loss on extinguishment of debt of $16.4 million from the redemption of our 9.25% Notes. The loss included $11.8 million in premiums, the write-off of $4.0 million in deferred financing costs and $614,000 in unamortized bond discount.
     Income tax expense or benefit. We recognized an income tax expense of $2.2 million in the 2008 three-month period compared to an income tax benefit of $5.6 million in the 2007 three-month period. The effective income tax rate was 40% for the 2008 three-month period and 36% for the 2007 three-month period. The effective income tax rate for the 2008 three-month period increased as a percentage of pre-tax income primarily as a result of adjustments to state net operating loss carryforwards and adjustments to our accruals of state tax reserves for uncertain tax positions.
Six Months Ended June 30, 2008 (“2008 six-month period”) Compared To Six Months Ended June 30, 2007 (“2007 six-month period”)
     Revenues. Total revenues increased $311,000 to $149.7 million in the 2008 six-month period reflecting increased political advertising revenue and internet advertising revenue offset by decreased local and national advertising revenues. Political advertising revenues increased $4.3 million, or 115%, to $8.0 million reflecting increased advertising from political candidates in the 2008 primary and general elections. Internet advertising revenues increased $1.4 million, or 31%, to $5.7 million reflecting increased website traffic and internet sales initiatives in our markets. Local advertising revenues decreased approximately $3.5 million, or 4%, to $95.2 million. National advertising revenues decreased approximately $2.1 million, or 6%, to $34.8 million. The decrease in local and national revenue was partially due to reduced advertising revenues resulting from the change in networks broadcasting the Super Bowl. During the 2008 six-month period, we earned approximately $130,000 of net revenue relating to the Super Bowl broadcast on our six FOX channels compared to earning approximately $750,000 of net revenue during the 2007 six-month period relating to the 2007 Super Bowl broadcast on our 17 CBS channels.
     Broadcast expenses. Broadcasting expenses (before depreciation, amortization and gain on disposal of assets) increased $610,000, or 1%, to $98.5 million in the 2008 six-month period, due primarily to increases in payroll costs.
     Corporate and administrative expenses. Corporate and administrative expenses (before depreciation, amortization and gain on disposal of assets) decreased $1.4 million, or 18%, to $6.3 million. The decrease was due primarily to decreases in incentive compensation related expense, telecommunications, auditing and outside consulting. During the 2008 six-month period and the 2007 six-month period, we recorded non-cash stock-based compensation expense of $689,000 and $830,000, respectively.
     Depreciation. Depreciation of property and equipment decreased $1.9 million, or 10%, to $17.6 million for the 2008 six-month period. The decrease in depreciation was the result of the large proportion of our stations’ equipment, which was acquired in 2002, becoming fully depreciated in fiscal 2007.
     (Gain) loss on disposal of assets. Gain on disposal of assets increased $1.1 million to $1.0 million during the 2008 six-month period as compared to the comparable period in the prior year. The Federal Communications Commission (the “FCC”) has mandated that all broadcasters operating microwave facilities on certain frequencies in the 2 GHz band relocate to other frequencies and upgrade their equipment. The spectrum being vacated by broadcasters has been reallocated to third parties who, as part of the overall FCC-mandated spectrum reallocation project, must provide affected broadcasters with new digital microwave replacement equipment at no cost to the broadcaster and also reimburse them for certain associated out-of-pocket expenses. During the 2008 six-month period, we recognized a gain of $1.0 million on the disposal of assets primarily associated with the spectrum reallocation project. We did not recognize any gains or losses on the disposal of assets associated with the spectrum reallocation project for the comparable period in the prior year.

     Interest expense. Interest expense decreased $4.6 million, or 14%, to $29.2 million for the 2008 six-month period. This decrease is primarily attributable to lower average interest rates partially offset by the increase in average total debt outstanding. Average interest rates have decreased due to a decrease in market interest rates on our senior credit facility and the redemption of our 9.25% Notes on April 18, 2007. Our total average debt balance increased as a result of our redemption of our Series C Preferred Stock on May 22, 2007 and the incurrance of costs associated with the redemption of our 9.25% Notes on April 18, 2007. The redemption of our Series C Preferred Stock and our 9.25% Notes were financed through additional borrowings on our senior credit facility. Our average debt balance was $913.9 million and $894.2 million during the 2008 six-month period and the 2007 six-month period, respectively. The average interest rates, exclusive of our interest rate swap agreements, on our total debt balances were 5.2% and 7.2% during the 2008 six-month period and the 2007 six-month period, respectively. The decline in interest rates is partially offset by the effect of our interest rate swap agreements, through which we converted $465.0 million of our total debt to a fixed rate.
     Loss on early extinguishment of debt. During the 2007 six-month period, we replaced our former senior credit facility with a new senior credit facility and redeemed our 9.25% Notes. As a result of these transactions, we recorded a loss on early extinguishment of debt of $6.5 million related to the senior credit facility and $16.4 million related to the redemption of the 9.25% Notes. The loss related to the redemption of the 9.25% Notes included $11.8 million in premiums, the write-off of $4.0 million in deferred financing costs and $614,000 in unamortized bond discount.
     Income tax expense or benefit. We recognized an income tax benefit of $457,000 in the 2008 six-month period compared to an income tax benefit of $11.5 million in the 2007 six-month period. The effective income tax rate was 42% for the 2008 six-month period and 36% in the 2008 six-month period. The effective income tax rate for the 2008 six-month period increased primarily as a result of adjustments to state net operating loss carryforwards and adjustments to our accruals of state tax reserves for uncertain tax positions.
Liquidity and Capital Resources
General
     The following tables present data that we believe is helpful in evaluating our liquidity and capital resources (in thousands).

	Six Months Ended June 30,
	2008	2007
Net cash provided by operating activities	$17,237	$5,012
Net cash used in investing activities	(6,277)	(18,228)
Net cash (used in) provided by financing activities	(3,730)	11,853

Increase (decrease) in cash and cash equivalents	$7,230	$(1,363)

	As of
	June 30,	December 31,
	2008	2007
Cash and cash equivalents	$22,568	$15,338
Long-term debt including current portion	$855,538	$925,000
Preferred stock	$68,638	$—
Available credit under senior credit agreement	$100,000	$100,000
     We file a consolidated federal income tax return and such state or local tax returns as are required. Although we may earn taxable operating income in future years, as of June 30, 2008, we anticipate that through the use of our available loss carryforwards we will not pay significant amounts of federal or state income taxes in the next several years.

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
     Net cash provided by operating activities was $17.2 million in the 2008 six-month period compared to $5.0 million in the 2007 six-month period. The increase in cash provided by operations is primarily due to a decrease in payments on program obligations of $2.6 million and a reduction in contributions to our pension plan of $1.1 million. In addition, in the 2007 six-month period, we paid $5.0 million to acquire certain broadcast rights under a sports marketing agreement. In the 2008 six-month period, we did not enter into a similar sports marketing agreement.
     Net cash used in investing activities was $6.3 million in the 2008 six-month period compared to net cash used in investing activities of $18.2 million for the 2007 six-month period. The decrease in cash used in investing activities was largely due to decreased spending for equipment.
     Net cash used in financing activities in the 2008 six-month period was $3.7 million. Net cash provided by financing activities in the 2007 six-month period was $11.9 million. During the 2008 six-month period, we received net proceeds of $68.6 million from the issuance of 750 shares of Series D Perpetual Preferred Stock and used those funds as well as other funds on hand to reduce our long-term debt balance by $69.5 million. In addition, during the 2008 six-month period, we used cash provided by financing activities to pay $2.9 million of dividends (of which $1.4 million reflects the payment in January 2008 of the dividends that were declared in the fourth quarter of fiscal 2007). During the 2007 six-month period, we borrowed $344.5 million to redeem all of our 9.25% Notes and Series C Preferred Stock. We used a portion of the proceeds of our borrowings to pay $13.0 million in premiums and costs in connection with the redemption of all of our 9.25% Notes. In addition, during the 2007 six-month period, we used cash provided by financing activities to purchase $5.5 million of our common stock, pay $3.2 million in fees related to the refinancing of our senior credit facility and pay $6.3 million of dividends (of which $2.2 million reflects the payment in January 2007 of the dividends that were declared in the fourth quarter of the fiscal year ended December 31, 2006).
     Our senior credit facility contains affirmative and restrictive covenants that we must comply with. As of June 30, 2008, we were in compliance with these covenants.
Senior Credit Facility
     The amount outstanding under our senior credit facility as of June 30, 2008 was $855.5 million comprised solely of the term loan facility. The revolving credit facility did not have an outstanding balance as of June 30, 2008. Available credit under the revolving credit facility as of June 30, 2008 was $100.0 million.
Subsequent Event
     On July 15, 2008, we issued an additional 250 shares of our Series D Perpetual Preferred Stock to a group of private investors with a total liquidation value of $25.0 million. The subsequent issuance of the Series D Perpetual Preferred Stock generated net cash proceeds of approximately $23.0 million, after a 5.0% original issue discount, transaction fees and expenses. We used the net cash proceeds to make an additional $23.0 million voluntary prepayment on the outstanding balance of the term loan portion of our senior credit facility. The $2.0 million of original issue discount, transaction fees and expenses will be accreted over a seven-year period ending June 30, 2015.
Capital Expenditures
     Capital expenditures in the 2008 six-month period and the 2007 six-month period were $6.2 million and $17.8 million, respectively. The 2007 six-month period included, in part, capital expenditures for the purchase of land and buildings in two markets and the commencement of broadcasting local news in high definition digital format in another market. The 2008 six-month period did not contain comparable projects.
Other
     During the 2008 six-month period, we contributed $81,000 to our pension plans. During the remainder of fiscal 2008, we expect to contribute an additional $3.6 million to our pension plans.
Critical Accounting Policies
     The preparation of financial statements in conformity with U.S. GAAP requires management to make judgments and estimations that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. We consider our accounting policies relating to intangible assets and income taxes to be critical policies that require judgments or estimations in their application where variances in those judgments or estimations could make a significant difference to future reported results. These critical accounting policies and estimates are more fully disclosed in our Annual Report on Form 10-K for fiscal 2007.
Cautionary Note Regarding Forward-Looking Statements
     This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Quarterly Report, the words “believes,” “expects,” “anticipates,” “estimates” and similar words and expressions are generally intended to identify forward-looking statements. Statements that describe our future strategic plans, goals or objectives are also forward-looking statements. Readers of this Quarterly Report are cautioned that any forward-looking statements, including those regarding the intent, belief or current expectations of our management, are not guarantees of future performance, results or events and involve risks and uncertainties, and that actual results and events may differ materially from those contained in the forward-looking statements as a result of various factors including, but not limited to, those listed in Item 1A of our Annual Report on Form 10-K for fiscal 2007 and the other factors described from time to time in our filings with the Securities and Exchange Commission (the “SEC”). The forward-looking statements included in this Quarterly Report are made only as of the date hereof. We undertake no obligation to update such forward-looking statements to reflect subsequent events or circumstances, except as required by law.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk
     We believe that the market risk of our financial instruments as of June 30, 2008 has not materially changed since December 31, 2007. The market risk profile on December 31, 2007 is disclosed in our Annual Report on Form 10-K for fiscal 2007.

Item 4.	Controls and Procedures
     As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and the CFO have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or furnish under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and to ensure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosures. There were no changes in our internal control over financial reporting during the six months ended June 30, 2008 identified in connection with this evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings
     The information contained in “Note G — Commitments and Contingencies” to our unaudited Condensed Consolidated Financial Statements filed as part of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A.	Risk Factors
     Please refer to Part I, Item 1A in our Form 10-K for fiscal 2007 for a complete description of our risk factors. There have been no subsequent material changes in our risk factors.

Item 4.	Submission of Matters to a Vote of Security Holders
     The following matters were voted upon at our 2008 Annual Meeting of Shareholders, on June 4, 2008, and votes were cast as indicated:
     (a) Our shareholders voted on the election of the following nominees for director and votes were cast as indicated. Each nominee was elected as a director:

	Common Stock Votes		Class A Votes
Nominee	For	Withheld	For	Withheld
Richard L. Boger	34,655,652	1,624,187	54,933,053	3,646
Ray M. Deaver	34,574,766	1,705,073	54,933,053	3,646
T. L. Elder	34,713,847	1,565,992	54,933,053	3,646
Hilton H. Howell, Jr.	34,309,978	1,969,861	54,830,053	106,646
William E. Mayher, III	33,369,744	2,910,095	54,933,053	3,646
Zell B. Miller	34,534,544	1,745,295	54,933,053	3,646
Howell W. Newton	34,200,389	2,079,450	54,931,323	5,376
Hugh E. Norton	31,736,578	4,543,261	54,813,273	123,426
Robert S. Prather, Jr.	34,560,710	1,719,129	54,933,053	3,646
Harriett J. Robinson	34,066,925	2,212,914	54,922,323	14,376
J. Mack Robinson	34,492,915	1,786,924	54,924,053	12,646

Item 6.	Exhibits
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

GRAY TELEVISION, INC. (Registrant)
Date: August 7, 2008	By:	/s/ James C. Ryan
James C. Ryan,
Senior Vice President and Chief Financial Officer