Form 10-Q
period 2008-09-30
GRAY TELEVISION INC
filed 2008-11-07
CIK 43196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2008
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
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock, (No Par Value)	Class A Common Stock, (No Par Value)
42,932,707 shares outstanding as of October 31, 2008	5,753,020 shares outstanding as of October 31, 2008

INDEX
GRAY TELEVISION, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands)

	September 30,	December 31,
	2008	2007
Assets:
Current assets:
Cash and cash equivalents	$32,575	$15,338
Trade accounts receivable, less allowance for doubtful accounts of $736 and $1,303, respectively	54,698	63,070
Current portion of program broadcast rights, net	14,006	10,489
Deferred tax asset	1,450	1,450
Marketable securities	2,246	4,177
Prepaid and other current assets	4,586	3,483

Total current assets	109,561	98,007

Property and equipment, net	165,879	173,039
Deferred loan costs, net	2,969	3,325
Broadcast licenses	1,059,066	1,059,066
Goodwill	269,118	269,118
Other intangible assets, net	2,088	2,685
Investment in broadcasting company	13,599	13,599
Other	6,298	7,130

Total assets	$1,628,578	$1,625,969

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands)

	September 30,	December 31,
	2008	2007
Liabilities and stockholders’ equity:
Current liabilities:
Trade accounts payable	$6,280	$7,978
Employee compensation and benefits	8,178	11,620
Accrued interest	12,090	15,879
Other accrued expenses	8,538	5,772
Dividends payable	4,473	1,445
Federal and state income taxes	3,579	3,757
Current portion of program broadcast obligations	18,741	13,963
Acquisition related liabilities	980	980
Deferred revenue	9,001	5,491
Current portion of long-term debt	8,367	9,250

Total current liabilities	80,227	76,135

Long-term debt, less current portion	822,079	915,750
Program broadcast obligations, less current portion	1,690	1,889
Deferred income taxes	266,539	262,778
Long-term deferred revenue	3,468	3,911
Accrued pension costs	6,287	6,808
Other	17,504	20,853

Total liabilities	1,197,794	1,288,124

Commitments and contingencies (Note G)

Preferred stock, no par value; cumulative; redeemable; designated 1.00 shares, respectively, issued and outstanding 1.00 and 0.00 shares, respectively ($100,000 and $0 aggregate liquidation value, respectively)	91,883	—

Stockholders’ equity:
Common stock, no par value; authorized 100,000 shares, issued 46,632 shares and 46,173 shares, respectively	451,534	448,459
Class A common stock, no par value; authorized 15,000 shares, issued 7,332 shares	15,321	15,321
Accumulated deficit	(54,206)	(50,560)
Accumulated other comprehensive loss, net of income tax benefit	(11,420)	(13,047)

	401,229	400,173

Treasury stock at cost, common stock, 3,772 shares	(39,930)	(39,930)
Treasury stock at cost, Class A common stock, 1,579 shares	(22,398)	(22,398)

Total stockholders’ equity	338,901	337,845

Total liabilities and stockholders’ equity	$1,628,578	$1,625,969

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands except for per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenues (less agency commissions)	$82,631	$73,585	$232,373	$223,015
Operating expenses before depreciation, amortization and (gain) loss on disposal of assets, net:
Broadcast	49,907	49,583	148,383	147,449
Corporate and administrative	3,754	3,932	10,015	11,577
Depreciation	8,598	9,956	26,191	29,423
Amortization of intangible assets	199	200	597	625
(Gain) loss on disposals of assets, net	(338)	5	(1,343)	122

	62,120	63,676	183,843	189,196

Operating income	20,511	9,909	48,530	33,819
Other income (expense):
Miscellaneous income, net	36	177	126	984
Interest expense	(12,626)	(16,812)	(41,827)	(50,610)
Loss on early extinguishment of debt	—	—	—	(22,853)

Income (loss) before income taxes	7,921	(6,726)	6,829	(38,660)
Income tax expense (benefit)	3,277	(2,546)	2,820	(14,021)

Net income (loss)	4,644	(4,180)	4,009	(24,639)
Preferred dividends (includes accretion of issuance cost of $275, $0, $275, and $439, respectively)	3,167	—	3,292	1,626

Net income (loss) available to common stockholders	$1,477	$(4,180)	$717	$(26,265)

Basic per share information:
Net income (loss) available to common stockholders	$0.03	$(0.09)	$0.01	$(0.55)

Weighted-average shares outstanding	48,370	47,760	48,253	47,728

Diluted per share information:
Net income (loss) available to common stockholders	$0.03	$(0.09)	$0.01	$(0.55)

Weighted-average shares outstanding	48,413	47,760	48,293	47,728

Dividends declared per share	$0.03	$0.03	$0.09	$0.09

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS (Unaudited)
(in thousands except for number of shares)

										Accumulated
	Class A					Class A		Common		Other
	Common Stock		Common Stock		Accumulated	Treasury Stock		Treasury Stock		Comprehensive
	Shares	Amount	Shares	Amount	Deficit	Shares	Amount	Shares	Amount	Loss	Total
Balance at December 31, 2007	7,331,574	$15,321	46,173,347	$448,459	$(50,560)	(1,578,554)	$(22,398)	(3,771,550)	$(39,930)	$(13,047)	$337,845
Net income	—	—	—	—	4,009	—	—	—	—	—	4,009
Gain on derivatives, net of income tax	—	—	—	—	—	—	—	—	—	1,627	1,627

Comprehensive income	—	—	—	—	—	—	—	—	—	—	5,636
Common stock cash dividends ($0.09) per share	—	—	—	—	(4,363)	—	—	—	—	—	(4,363)
Preferred stock dividends	—	—	—	—	(3,292)	—	—	—	—	—	(3,292)
Issuance of common stock:
401(k) plan	—	—	403,750	1,987	—	—	—	—	—	—	1,987
Directors’ restricted stock plan	—	—	55,000	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	1,088	—	—	—	—	—	—	1,088

Balance at September 30, 2008	7,331,574	$15,321	46,632,097	$451,534	$(54,206)	(1,578,554)	$(22,398)	(3,771,550)	$(39,930)	$(11,420)	$338,901

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2008	2007
Operating activities
Net income (loss)	$4,009	$(24,639)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	26,191	29,423
Amortization of intangible assets	597	625
Amortization of deferred loan costs	356	848
Amortization of bond discount	—	39
Amortization of restricted stock awards	302	953
Amortization of stock option awards	786	162
Write-off loan acquisition costs from early extinguishment of debt	—	22,853
Amortization of program broadcast rights	11,598	11,345
Payments on program broadcast obligations	(10,149)	(12,817)
Common stock contributed to 401(K) Plan	1,987	1,987
Deferred income taxes	2,720	(14,619)
(Gain) loss on disposal of assets, net	(1,343)	122
Pension expense net of contributions	(512)	54
Payment for sports marketing agreement	—	(4,950)
Other	(455)	(224)
Changes in operating assets and liabilities, net of business acquisitions:
Receivables and other current assets	9,534	(444)
Accounts payable and other current liabilities	(5,140)	(3,985)
Accrued interest	(3,789)	5,186

Net cash provided by operating activities	36,692	11,919

Investing activities
Acquisition of television business	—	(92)
Purchases of property and equipment	(11,911)	(21,861)
Proceeds from asset sales	306	176
Payments on acquisition-related liabilities	(559)	(756)
Other	20	(42)

Net cash used in investing activities	(12,144)	(22,575)

Financing activities
Proceeds from borrowings on long-term debt	16,000	360,500
Repayments of borrowings on long-term debt	(110,554)	(286,500)
Deferred loan costs	—	(3,197)
Subordinated note redemption costs	—	(13,045)
Dividends paid, net of accreted preferred dividend	(4,349)	(7,709)
Proceeds from issuance of common stock	—	507
Issuance of preferred stock	91,607	—
Redemption of preferred stock	—	(37,890)
Purchase of common stock	—	(5,518)
Other	(15)	—

Net cash (used in) provided by financing activities	(7,311)	7,148

Net increase (decrease) in cash and cash equivalents	17,237	(3,508)
Cash and cash equivalents at beginning of period	15,338	4,741

Cash and cash equivalents at end of period	$32,575	$1,233

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE A — BASIS OF PRESENTATION
     The accompanying condensed balance sheet as of December 31, 2007, which was derived from audited financial statements, and the unaudited condensed consolidated financial statements as of and for the period ended September 30, 2008 of Gray Television, Inc. (“we,” “us”, or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Our operations consist of one reportable segment. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007 (“fiscal 2007”).
Seasonality
     Broadcast advertising revenues are generally highest in the second and fourth quarters each year, due in part to increases in advertising in the spring and in the period leading up to and including the holiday season. In addition, broadcast advertising revenues are generally higher during even numbered years due to spending by political candidates, which spending typically is heaviest during the fourth quarter. Operating results for the three-month and nine-month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.
Earnings Per Share
     We compute earnings per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share.” Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding during the period. The weighted-average number of common shares outstanding does not include unvested restricted shares. These shares, although classified as issued and outstanding, are considered contingently returnable until the restrictions lapse and will not be included in the basic earnings per share calculation until the shares are vested. Diluted earnings per share is computed by giving effect to all potentially dilutive common shares, including restricted stock and stock options. The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding for the three-month and nine-month periods ended September 30, 2008 and 2007 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Weighted-average shares outstanding — basic	48,370	47,760	48,253	47,728
Stock options and restricted stock	43	—	40	—

Weighted-average shares outstanding — diluted	48,413	47,760	48,293	47,728

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Dilutive securities outstanding at end of period:
Employee stock options	2,098	1,143	2,098	1,143
Non-vested restricted stock	183	209	183	209

Total	2,281	1,352	2,281	1,352
Common stock equivalents included in diluted weighted-average shares outstanding	(43)	—	(40)	—

Dilutive securities excluded from diluted weighted-average shares outstanding	2,238	1,352	2,241	1,352

Property and Equipment
     Property and equipment are carried at cost. Depreciation is computed principally by the straight-line method. Buildings, towers, improvements and equipment are generally depreciated over estimated useful lives of approximately 35 years, 20 years, 10 years and 5 years, respectively. Maintenance, repairs and minor replacements are charged to operations as incurred; major replacements and betterments are capitalized. The cost of assets sold or retired and related accumulated depreciation are removed from the accounts at the time of disposition, and any resulting profit or loss is reflected in income or expense for the period. The following table lists components of property and equipment by major category (in thousands):

	September 30,	December 31,
	2008	2007
Property and equipment:
Land	$22,448	$22,342
Buildings and improvements	49,398	48,724
Equipment	294,274	278,402

	366,120	349,468
Accumulated depreciation	(200,241)	(176,429)

	$165,879	$173,039

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
Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”). SFAS 157 establishes a common definition for fair value to be applied to U.S. GAAP guidance requiring use of fair value, establishes a framework for measuring fair value and expands disclosure about such fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We adopted SFAS 157 on January 1, 2008. The adoption of this pronouncement did not result in an adjustment to our consolidated financial position or results of operations.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” (“SFAS 161”). This statement requires enhanced disclosures about an entity’s derivative and hedging activities. These disclosures include how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under existing accounting pronouncements and related interpretations and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for years beginning after November 15, 2008. We are currently assessing the impact of SFAS 161 on our consolidated financial statement disclosures.
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

NOTE B — MARKETABLE SECURITIES (Continued)
     During the nine-month period ended September 30, 2008, we received cash distributions totaling $3.9 million and recorded a mark-to-market expense of $113,000. As of September 30, 2008, the market value of our investment in the Columbia Fund was $2.2 million.
     Fair value is based on quoted prices of similar assets in active markets. Valuation of these items does entail a significant amount of judgment and the inputs that are significant to the fair value measurement are Level 2 in the fair value hierarchy as defined in SFAS 157.
NOTE C — LONG-TERM DEBT
     Long-term debt consists of our senior credit facility as follows (in thousands):

	September 30,	December 31,
	2008	2007

Total long-term debt including current portion	$830,446	$925,000
Less current portion	(8,367)	(9,250)

Total long-term debt	$822,079	$915,750

Credit commitment under senior credit facility	$100,000	$100,000
     Our senior credit facility consists of a term loan facility and a revolving facility. The amounts outstanding under our senior credit facility as of September 30, 2008 and December 31, 2007 were comprised solely of the term loan facility. The revolving credit facility did not have an outstanding balance as of September 30, 2008 or December 31, 2007. The amount available to us for borrowing under this credit commitment is limited by our leverage ratio covenant as stated in our senior credit facility. As of September 30, 2008, the commitment fee on the available credit under the senior credit facility is 0.375% per annum.
     On June 26, 2008 and July 15, 2008, we used the proceeds from the issuances of our Series D Perpetual Preferred Stock to make voluntary prepayments of $65.0 million and $23.0 million, respectively, on our term loan facility. Also during the nine-month period ended September 30, 2008, we paid $6.6 million in regularly scheduled principal payments on our term loan facility. Our average debt balance was $886.5 million and $907.5 million during the nine-month periods ended September 30, 2008 and 2007, respectively. The average interest rates, exclusive of the effect of our interest rate swap agreements, on our total debt balances were 4.9% and 7.1% during the nine-month periods ended September 30, 2008 and 2007, respectively.
     The senior credit facility contains affirmative and restrictive covenants. As of September 30, 2008, we were in compliance with these covenants.

NOTE C — LONG-TERM DEBT (Continued)
Maturities
     The aggregate minimum principal maturities on long-term debt were revised as a result of the prepayments of our senior credit facility on June 26, 2008 and July 15, 2008. After giving effect to these prepayments, the aggregate minimum principal maturities on long-term debt as of September 30, 2008 were as follows (in thousands):

Twelve	Minimum
Months Ended	Principal
September 30,	Maturities

2009	$8,367
2010	8,367
2011	8,367
2012	8,367
2013	8,367
Thereafter	788,611

$830,446

Subsequent Event
     On October 3, 2008, we made an additional voluntary prepayment of $10.0 million on the term loan portion of our senior credit facility. As a result of this additional prepayment, the minimum principal maturities on our long-term debt were further revised. Funds for this additional prepayment were provided from results of operations. If this prepayment had occurred on September 30, 2008, the aggregate minimum principal maturities on our long-term debt as of September 30, 2008 would have been as follows (in thousands):

Twelve Months	Minimum
Ended	Principal
September 30,	Maturities

2009	$8,266
2010	8,266
2011	8,266
2012	8,266
2013	8,266
Thereafter	779,116

$820,446

Interest Rate Swap Agreements
     We entered into three interest rate swap agreements in fiscal 2007 for the purpose of converting $465.0 million of our variable rate debt under our senior credit facility to fixed rate debt. Under these swap agreements, we receive 90 day LIBOR and pay a fixed rate of 5.48% per annunm. These swap agreements continued to be in effect during the nine-month period ended September 30, 2008. As of September 30, 2008, the swap agreements had a negative market value of $14.9 million which was recorded as an other long-term liability. For the nine-month period ended September 30, 2008, we recorded a gain on derivatives of $1.6 million, net of income tax benefit, as other comprehensive income due to the change in estimated market value of the swap agreements.

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
     The Series D Perpetual Preferred Stock has no mandatory redemption date, but is redeemable, at our option, on or after January 1, 2009. The Series D Perpetual Preferred Stock may also be redeemed, at the stockholders’ option, on or after June 30, 2015. If the Series D Perpetual Preferred Stock is redeemed, we are required to pay the liquidation price per share in cash plus the pro-rata accrued dividends to the date fixed for redemption. If the Series D Perpetual Preferred Stock is redeemed prior to January 1, 2012, the redemption price per share will include a premium as described in the following table:

Redemption Price
Date of Redemption	Per Share

January 1, 2009 through June 30, 2009	$105,000
July 1, 2009 through December 31, 2009	$106,500
January 1, 2010 through June 30, 2010	$108,000
July 1, 2010 through December 31, 2010	$106,000
January 1, 2011 through June 30, 2011	$104,000
July 1, 2011 through December 31, 2011	$102,000
January 1, 2012 and thereafter	$100,000
     Dividends on the Series D Perpetual Preferred Stock accrue at 12.0% per annum through December 31, 2008 after which the dividend rate shall be 15.0% per annum. Dividends are to be paid in cash. Prior to issuing our Series D Perpetual Preferred Stock, we amended our articles of incorporation to establish the terms of the Series D Perpetual Preferred Stock. On June 27, 2008, we filed a copy of the amendment with the Securities and Exchange Commission in a Current Report on Form 8-K. The terms of the Series D Perpetual Preferred Stock include certain limitations relating to restricted payments, indebtedness, liens, asset sales and mergers.

NOTE E — RETIREMENT PLANS
     The following table provides the components of net periodic benefit cost for our pension plans for the three-month and nine-month periods ended September 30, 2008 and 2007, respectively (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Service cost	$729	$742	$2,185	$2,197
Interest cost	481	418	1,444	1,253
Expected return on plan assets	(441)	(398)	(1,323)	(1,193)
Loss amortization	25	39	73	116

Net periodic benefit cost	$794	$801	$2,379	$2,373

     During the three-month and nine-month periods ended September 30, 2008, we contributed $2.8 million and $2.9 million to our pension plans, respectively. During the remainder of the fiscal year ending December 31, 2008 (“fiscal 2008”), we expect to contribute an additional $789,000 to our pension plans.
     During the nine-month period ended September 30, 2008, the credit and liquidity crisis in the United States and throughout the global financial system has resulted in substantial volatility in financial markets and the banking system. These and other economic events have had a significant adverse impact on investment portfolios. As a result, our pension plan’s investments have likely incurred a significant decline in value since December 31, 2007.
NOTE F — LONG-TERM INCENTIVE PLAN
     We recognize compensation expense for stock options and restricted shares granted to our employees and directors under our 2007 Long-Term Incentive Plan and Directors’ Restricted Stock Plan.
     During the nine-month periods ended September 30, 2008 and 2007, we granted options to our employees to acquire 1.3 million and 50,000 shares of our common stock, respectively. The common stock purchase price per the option agreements was equal to the common stock’s closing market price on the date of the grant. The fair value for each stock option granted was estimated at the date of grant using the Black-Scholes option pricing model, using for each grant respectively, the following assumptions:

	Nine Months Ended
	September 30,
	2008	2007

Expected term (in years)	2.63 — 2.68	2.80
Volatility	36.6% — 41.9%	32.00%
Risk-free interest rate	2.75% — 3.26%	4.44%
Dividend yield	1.57% — 5.71%	1.39%
Expected forfeitures	2.56% — 3.12%	3.61%
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

NOTE F — LONG-TERM INCENTIVE PLAN (Continued)
     A summary of stock option activity related to our common stock for the nine-month periods ended September 30, 2008 and 2007 is as follows (option amounts in thousands):

	Nine Months Ended September 30,
	2008		2007
		Weighted-		Weighted-
		Average		Average
	Options	Exercise Price	Options	Exercise Price
Common stock:
Stock options outstanding — beginning of period	842	$9.96	1,797	$9.82
Options granted	1,333	$7.49	50	$8.61
Options exercised	—	$—	(65)	$7.79
Options expired	(41)	$8.24	(621)	$9.68
Options forfeited	(58)	$7.89	(40)	$9.59

Stock options outstanding — end of period	2,076	$8.47	1,121	$9.97

Exercisable at end of period	738	$10.16	1,021	$10.14

Weighted-average fair value of options granted during the period		$1.76		$1.35
     The following table summarizes the significant ranges of outstanding and exercisable stock options at September 30, 2008 related to our common stock (option amounts in thousands):

As of September 30, 2008
			Weighted-		Number of	Weighted
			Average	Average	Options	Exercise Price
Exercise Price		Number of	Exercise	Remaining	Outstanding	Per Share of
Per Share		Options	Price	Contractual	That Are	Options That
Low	High	Outstanding	Per Share	Life	Exercisable	Are Exercisable
				(in years)

$ 1.78	$3.56	10	$2.10	4.9	—	$—
$ 3.56	$5.34	35	$3.61	4.7	—	$—
$ 7.13	$8.91	1,334	$7.68	4.2	46	$7.92
$ 8.91	$10.69	484	$9.71	1.7	479	$9.71
$10.69	$12.47	137	$11.06	0.2	137	$11.06
$12.47	$14.25	76	$12.77	1.4	76	$12.77

		2,076			738

     As of September 30, 2008, the market price of our Class A common stock and common stock was less than the exercise prices for all of our outstanding stock options. Therefore, as of that date, our options had no intrinsic value.

NOTE F — LONG-TERM INCENTIVE PLAN (Continued)
     All of the outstanding options for our Class A common stock are vested. The following table summarizes our non-vested restricted shares during the nine-month period ended September 30, 2008 (share amounts in thousands):

		Weighted-
	Number of	Average
	Shares	Fair Value
	(in thousands)
Restricted Stock:
Non-vested common restricted shares, December 31, 2007	128	$7.49
Granted	55	4.94

Non-vested common restricted shares, September 30, 2008	183	$6.73

     During each of the nine-month periods ended September 30, 2008 and 2007, we granted 55,000 shares of our common stock, in total, to our directors under the Directors’ Restricted Stock Plan. Of the total shares of restricted common stock granted to date, 307,000 shares were fully vested at September 30, 2008. The market value of the shares at the date of grant is being amortized as an expense over the vesting period of the restricted common stock.
     We recorded $399,000 and $1.1 million of share-based expense for the three-month and nine-month periods ended September 30, 2008, respectively, and we recorded $285,000 and $1.1 million of share-based expense for the three-month and nine-month periods ended September 30, 2007, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $164,000 and $446,000 in the three-month and nine-month periods ended September 30, 2008, respectively, and $108,000 and $401,000 in the three-month and nine-month periods ended September 30, 2007, respectively.
     As of September 30, 2008, there was $2.3 million of total unrecognized compensation cost related to all non-vested share-based compensation arrangements which include stock options and restricted stock. The cost is expected to be recognized over a weighted-average period of 1.0 years.
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
     On July 1, 2006, the terms between us and Host concerning the UK sports marketing agreement were amended. The amended agreement provides that we will share in profits in excess of certain amounts specified by the agreement, if any, but not losses. The agreement also provides that we would separately retain all local broadcast advertising revenue and pay all local broadcast expenses for activities under the agreement. Under the amended agreement, Host agreed to make all license fee payments to UK. However, if Host is unable to pay the license fee to UK, we will then pay the unpaid portion of the license fee to UK. As of September 30, 2008, the aggregate license fees to be paid by Host to UK over the remaining portion of the full ten-year term for the agreement is approximately $56.9 million. If advances are made by us on behalf of Host, Host will then reimburse us for the amount paid within 60 days subsequent to the close of each contract year that ends on June 30th. Host has also agreed to pay interest on any advance at a rate equal to the prime rate. As of September 30, 2008, we have not advanced any amounts to UK on behalf of Host under this agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview
Introduction
     The following analysis of the financial condition and results of operations of Gray Television, Inc. (“we,” “us” or “our”) should be read in conjunction with our financial statements contained in this report and in our annual report filed on Form 10-K for the year ended December 31, 2007, or fiscal 2007.
Overview
     We own 36 television stations serving 30 television markets. Seventeen of the stations are affiliated with CBS, ten are affiliated with NBC, eight are affiliated with ABC and one is affiliated with FOX. The combined station group has 20 markets with stations ranked #1 in local news audience and 23 markets with stations ranked #1 in overall audience within their respective markets based on the results of the average of the Nielsen November, July, May and February 2007 ratings reports. Of the 30 markets that we serve, we operate the #1 or #2 ranked station in 29 of those markets. The combined TV station group reaches approximately 6.1% of total U.S. TV households. In addition, we currently operate 39 digital second channels including one affiliated with ABC, five affiliated with FOX, seven affiliated with CW and 16 affiliated with MyNetworkTV, plus eight local news/weather channels and two independent channels in certain of our existing markets. With 17 CBS affiliated stations, we are the largest independent owner of CBS affiliates in the United States.
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
     Most advertising contracts are short-term, and generally run only for a few weeks. Approximately 72% of the net revenues of our television stations for the three-month period ended September 30, 2008 were generated from local advertising (including political advertising revenues), which is sold primarily by a station’s sales staff directly to local accounts, and the remainder represented primarily by national advertising, which is sold by a station’s national advertising sales representative. The stations generally pay commissions to advertising agencies on local, regional and national advertising and the stations also pay commissions to the national sales representative on national advertising.
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

Revenues
     Set forth below are the principal types of revenues, less agency commissions, earned by us for the periods indicated and the percentage contribution of each to our total revenues (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008		2007		2008		2007
		Percent		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total
Revenues:
Local	$46,279	56.0%	$47,761	64.9%	$141,493	60.9%	$146,467	65.7%
National	17,546	21.2%	19,237	26.1%	52,362	22.5%	56,192	25.2%
Internet	2,954	3.6%	2,505	3.4%	8,631	3.7%	6,830	3.1%
Political	13,065	15.8%	1,450	2.0%	21,089	9.1%	5,181	2.3%
Retransmission consent	762	0.9%	501	0.7%	2,209	1.0%	1,443	0.6%
Production and other	1,841	2.2%	1,951	2.7%	6,025	2.6%	6,338	2.8%
Network compensation	184	0.3%	180	0.2%	564	0.2%	564	0.3%

Total	$82,631	100.0%	$73,585	100.0%	$232,373	100.0%	$223,015	100.0%

Results of Operations
Three Months Ended September 30, 2008 (“2008 three-month period”) Compared To Three Months Ended September 30, 2007 (“2007 three-month period”)
     Revenues. Total revenues increased $9.0 million, or 12%, to $82.6 million in the 2008 three-month period due primarily to increased political and internet advertising revenue in the current period partially offset by decreased local and national advertising revenues. The increase in political advertising revenue reflects increased advertising from political candidates in the 2008 general elections. Spending on political advertising during the 2008 three-month period was the strongest at our stations in Colorado, West Virginia, Wisconsin, Michigan and North Carolina, accounting for approximately 67% of the total political net revenue for the 2008 three-month period. Increased internet advertising revenue reflects our internet sales initiatives in each of our markets. The decrease in local and national revenue was largely due to the general weakness in the economy offset in part by $3.4 million of net revenue earned in the 2008 three-month period attributable to the broadcast of the 2008 Summer Olympics on our ten NBC stations.
     Political advertising revenues increased $11.6 million, or 801%, to $13.1 million reflecting increased advertising from political candidates in the 2008 elections. Internet advertising revenues increased $449,000, or 18%, to $3.0 million reflecting increased website traffic in our markets. Local advertising revenues decreased approximately $1.5 million, or 3%, to $46.3 million. National advertising revenues decreased approximately $1.7 million, or 9%, to $17.5 million.
     Broadcast expenses. Broadcasting expenses (before depreciation, amortization and gain on disposal of assets) increased $324,000, or 1%, to $49.9 million in the 2008 three-month period. This modest increase primarily reflects the impact of increased national sales representative commissions on the incremental political advertising revenues offset in part by a slight reduction in payroll related costs.
     Corporate and administrative expenses. Corporate and administrative expenses (before depreciation, amortization and gain on disposal of assets) decreased $178,000, or 5%, to $3.8 million in the 2008 three-month period. This decrease was primarily due to reduced incentive compensation related expenses. During the 2008 and 2007 three-month periods, we recorded non-cash stock-based compensation expense of $399,000 and $285,000, respectively.
     Depreciation. Depreciation of property and equipment decreased $1.4 million, or 14%, to $8.6 million during the 2008 three-month period. The decrease in depreciation was the result of the large proportion of our stations’ equipment, which was acquired in 2002, becoming fully depreciated in 2007.

     Interest expense. Interest expense decreased $4.2 million, or 25%, to $12.6 million for the 2008 three-month period. This decrease is primarily attributable to lower average interest rates and by decreases in average total debt outstanding. Average interest rates have decreased due to a decrease in market interest rates on our senior credit facility and the redemption of our 9.25% senior subordinated notes (the “9.25% Notes”) on April 18, 2007. Our total debt balance has decreased as a result of our regularly scheduled principal payments and our $65.0 million, $23.0 million and $10.0 million voluntary prepayments of our senior credit facility on June 26, 2008, July 15, 2008 and October 3, 2008, respectively. We obtained the funds used for these voluntary prepayments from the issuance of our Series D Perpetual Preferred Stock as well as from results of operations. Our average debt balance was $831.8 million and $934.0 million during the 2008 three-month period and the 2007 three-month period, respectively. The average interest rates, exclusive of our interest rate swap agreements, on our total debt balances were 4.3% and 6.9% during the 2008 and 2007 three-month periods, respectively. The decline in interest rates is partially offset by the effect of our interest rate swap agreements, through which we converted $465.0 million of our total debt to a fixed rate.
     Income tax expense or benefit. We recognized an income tax expense of $3.3 million in the 2008 three-month period compared to an income tax benefit of $2.5 million in the 2007 three-month period. The effective income tax rate was 41% for the 2008 three-month period and 38% for the 2007 three-month period. The effective income tax rate for the 2008 three-month period increased as a percentage of pre-tax income primarily as a result of adjustments to state net operating loss carryforwards and adjustments to our accruals of state tax reserves for uncertain tax positions.
Nine Months Ended September 30, 2008 (“2008 nine-month period”) Compared To Nine Months Ended September 30, 2007 (“2007 nine-month period”)
     Revenues. Total revenues increased $9.4 million, or 4%, to $232.4 million in the 2008 nine-month period reflecting increased political advertising revenue and internet advertising revenue offset by decreased local and national advertising revenues. Political advertising revenues increased $15.9 million, or 307%, to $21.1 million reflecting increased advertising from political candidates in the 2008 primary and general elections. Spending on political advertising was the strongest at our stations in Colorado, West Virginia, Wisconsin, Michigan and North Carolina, accounting for approximately 60% of the total political net revenue for the 2008 nine-month period. Internet advertising revenues increased $1.8 million, or 26%, to $8.6 million reflecting increased website traffic and internet sales initiatives in our markets. Local advertising revenues decreased approximately $5.0 million, or 3%, to $141.5 million. National advertising revenues decreased approximately $3.8 million, or 7%, to $52.4 million. The decrease in local and national revenue was partially due to reduced advertising revenues resulting from the change in networks broadcasting the Super Bowl. During the 2008 nine-month period, we earned approximately $130,000 of net revenue relating to the Super Bowl broadcast on our six FOX channels compared to earning approximately $750,000 of net revenue during the 2007 nine-month period relating to the 2007 Super Bowl broadcast on our 17 CBS channels. The decrease in local and national revenue was offset in part by $3.4 million of net revenue earned in the 2008 nine-month period attributable to the broadcast of the 2008 Summer Olympics on our ten NBC stations.
     Broadcast expenses. Broadcasting expenses (before depreciation, amortization and gain on disposal of assets) increased $0.9 million, or 1%, to $148.4 million in the 2008 nine-month period. This modest increase primarily reflects the impact of increased national sales representative commissions on the incremental political advertising revenues.
     Corporate and administrative expenses. Corporate and administrative expenses (before depreciation, amortization and gain on disposal of assets) decreased $1.6 million, or 13%, to $10.0 million. The decrease was due primarily to decreases in incentive compensation related expense. During each of the 2008 nine-month period and the 2007 nine-month period, we recorded non-cash stock-based compensation expense of $1.1 million, respectively.
     Depreciation. Depreciation of property and equipment decreased $3.2 million, or 11%, to $26.2 million for the 2008 nine-month period. The decrease in depreciation was the result of the large proportion of our stations’ equipment, which was acquired in 2002, becoming fully depreciated in fiscal 2007.
     (Gain) loss on disposal of assets. Gain on disposal of assets increased $1.5 million to $1.3 million during the 2008 nine-month period as compared to the comparable period in the prior year. The Federal Communications

Commission (the “FCC”) has mandated that all broadcasters operating microwave facilities on certain frequencies in the 2 GHz band relocate to other frequencies and upgrade their equipment. The spectrum being vacated by broadcasters has been reallocated to third parties who, as part of the overall FCC-mandated spectrum reallocation project, must provide affected broadcasters with new digital microwave replacement equipment at no cost to the broadcaster and also reimburse them for certain associated out-of-pocket expenses. During the 2008 nine-month period, we recognized a gain of $1.3 million on the disposal of assets primarily associated with the spectrum reallocation project. We did not recognize any gains or losses on the disposal of assets associated with the spectrum reallocation project for the comparable period in the prior year.
     Interest expense. Interest expense decreased $8.8 million, or 17%, to $41.8 million for the 2008 nine-month period. This decrease is partially attributable to lower average interest rates and partially attributable to decreases in average total debt outstanding. Average interest rates have decreased due to a decrease in market interest rates on our senior credit facility and the redemption of our 9.25% Notes on April 18, 2007. In the 2007 nine-month period, our total average debt balance increased as a result of our redemption of our Series C Preferred Stock on May 22, 2007 and the incurrance of costs associated with the redemption of our 9.25% Notes on April 18, 2007. The redemption of our Series C Preferred Stock and our 9.25% Notes were financed through additional borrowings on our senior credit facility. In the 2008 nine-month period, we issued 1,000 shares of our Series D Perpetual Preferred Stock and used the proceeds to make voluntary prepayments on the senior credit facility during the year of $88 million in addition to regularly scheduled principal payments of $6.6 million. Our average debt balance was $886.5 million and $907.5 million during the 2008 nine-month period and the 2007 nine-month period, respectively. The average interest rates, exclusive of our interest rate swap agreements, on our total debt balances were 4.9% and 7.1% during the 2008 nine-month period and the 2007 nine-month period, respectively. The decline in interest rates is partially offset by the effect of our interest rate swap agreements, through which we converted $465.0 million of our total debt to a fixed rate.
     Loss on early extinguishment of debt. During the 2007 nine-month period, we replaced our former senior credit facility with a new senior credit facility and redeemed our 9.25% Notes. As a result of these transactions, we recorded a loss on early extinguishment of debt of $6.5 million related to the senior credit facility and $16.4 million related to the redemption of the 9.25% Notes. The loss related to the redemption of the 9.25% Notes included $11.8 million in premiums, the write-off of $4.0 million in deferred financing costs and $614,000 in unamortized bond discount.
     Income tax expense or benefit. We recognized an income tax expense of $2.8 million in the 2008 nine-month period compared to an income tax benefit of $14.0 million in the 2007 nine-month period. The effective income tax rate was 41% for the 2008 nine-month period and 36% for the 2007 nine-month period. The effective income tax rate for the 2008 nine-month period increased primarily as a result of adjustments to state net operating loss carryforwards and adjustments to our accruals of state tax reserves for uncertain tax positions.

Liquidity and Capital Resources
General
     The following table presents data that we believe is helpful in evaluating our liquidity and capital resources (in thousands).

	Nine Months Ended September 30,
	2008	2007
Net cash provided by operating activities	$36,692	$11,919
Net cash used in investing activities	(12,144)	(22,575)
Net cash (used in) provided by financing activities	(7,311)	7,148

Increase (decrease) in cash and cash equivalents	$17,237	$(3,508)

	As of
	September 30, 2008	December 31, 2007
Cash and cash equivalents	$32,575	$15,338
Long-term debt including current portion	$830,446	$925,000
Preferred stock	$91,883	$—
Credit commitment under senior credit facility	$100,000	$100,000
     We file a consolidated federal income tax return and such state or local tax returns as are required. Although we may earn taxable operating income in future years, as of September 30, 2008, we anticipate that through the use of our available loss carryforwards we will not pay significant amounts of federal or state income taxes in the next several years.
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
     Net cash provided by operating activities was $36.7 million in the 2008 nine-month period compared to $11.9 million in the 2007 nine-month period. The increase in cash provided by operations is primarily due to an increase in revenue of $9.4 million, a decrease in payments on program obligations of $2.7 million and a decrease of $5.0 million for a payment made to acquire certain broadcast rights under a sports marketing agreement. In the 2008 nine-month period, we did not enter into a similar sports marketing agreement.
     Net cash used in investing activities was $12.1 million in the 2008 nine-month period compared to $22.6 million for the 2007 nine-month period. The decrease in cash used in investing activities was largely due to decreased spending for equipment.
     Net cash used in financing activities in the 2008 nine-month period was $7.3 million. Net cash provided by financing activities in the 2007 nine-month period was $7.1 million. During the 2008 nine-month period, we received net proceeds of $91.6 million from the issuance of 1,000 shares of Series D Perpetual Preferred Stock and used those funds as well as other funds on hand to reduce our long-term debt balance by a net amount of $94.6 million. In addition, during the 2008 nine-month period, we used $4.3 million to pay dividends (of which $1.4 million reflects the payment in January 2008 of the dividends that were declared in the fourth quarter of fiscal 2007). During the 2007 nine-month period, we used $16.2 million to refinance our long-term debt and $37.9 million to redeem our Series C Preferred Stock. In addition, during the 2007 nine-month period, we used $5.5 million to purchase shares of our common stock and $7.7 million to pay dividends (of which $2.2 million reflects the payment in January 2007 of the dividends that were declared in the fourth quarter of the fiscal year ended December 31, 2006).

     Our senior credit facility contains affirmative and restrictive covenants that we must comply with. As of September 30, 2008, we were in compliance with these covenants.
Senior Credit Facility
     The amount outstanding under our senior credit facility as of September 30, 2008 was $830.4 million comprised solely of the term loan facility. The revolving credit facility did not have an outstanding balance as of September 30, 2008. The available credit commitment under the revolving credit facility as of September 30, 2008 was $100.0 million. The amount available to us for borrowing under this credit commitment is limited by our leverage ratio covenant as stated in our senior credit facility.
Subsequent Event
     On October 3, 2008 we used cash on hand to make a voluntary permanent reduction of $10 million to the outstanding balance of our term loan under our senior credit facility. After applying this voluntary prepayment, the total outstanding balance on our term loan was $820.4 million and we had no amounts outstanding under our revolving credit facility. See “Note C Long-Term Debt” for further discussion of our revised long-term debt maturity schedule.
Capital Expenditures
     Capital expenditures in the 2008 nine-month period and the 2007 nine-month period were $11.9 million and $21.9 million, respectively. The 2007 nine-month period included, in part, capital expenditures for the purchase of land and buildings in two markets and the commencement of broadcasting local news in high definition digital format in another market. The 2008 nine-month period did not contain comparable projects.
Other
     During the 2008 nine-month period, we contributed $2.9 million to our pension plans. During the remainder of fiscal 2008, we expect to contribute an additional $789,000 to our pension plans.
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

Item 3. Quantitative and Qualitative Disclosure about Market Risk
     Based upon our average floating rate debt, which excludes the balance fixed by our interest rate swap agreements, outstanding during the nine-month period ended September 30, 2008, a 100 basis point increase in market interest rates would increase our interest expense and decrease our income before income taxes by approximately $3.2 million for a nine-month period ended September 30, 2008. The estimated fair value of our total long-term debt at September 30, 2008 was approximately $647.7 million, which was approximately $182.7 million less than its carrying value. Fair market values are determined from quoted market prices where available or based on estimates made by investment bankers.
Item 4. Controls and Procedures
     As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and the CFO have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or furnish under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and to ensure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosures. There were no changes in our internal control over financial reporting during the nine months ended September 30, 2008 identified in connection with this evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 5. Other Information.
     (a) On November 4, 2008, the New York Stock Exchange (NYSE) notified us that Gray did not satisfy one of the NYSE’s standards for continued listing applicable to Gray’s common stock. The NYSE noted specifically that Gray was “below criteria” for the NYSE’s price criteria for Gray’s common stock because the average closing price per share, over a consecutive 30-trading-day period, was less than $1.00 per share as of November 3, 2008.
     Under NYSE policy, in order to cure the deficiency for this continued listing standard, Gray’s common stock share price and the average share price over a consecutive 30-trading-day period must both exceed $1.00 by six months following receipt of the non-compliance notice.
     Gray’s common stock and Class A common stock will remain listed on the NYSE under the symbols “GTN” and “GTNA,” respectively, during the six month cure period subject to our compliance with other NYSE continued listing requirements.
     Within 10 business days of receipt of the non-compliance notice, Gray will notify the NYSE that it intends to cure this price deficiency.
     Gray’s business operations, revolving credit agreements, other debt obligations and Securities and Exchange Commission reporting requirements are unaffected by this notification.
     As of the date of filing this quarterly report, we have not determined what action or response we will take in response to the NYSE’s notice.

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

GRAY TELEVISION, INC. (Registrant)
Date: November 7, 2008	By:	/s/ James C. Ryan
James C. Ryan,
Senior Vice President and Chief Financial Officer