Form 10-K
period 2008-12-31
GRAY TELEVISION INC
filed 2009-03-31
CIK 43196

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2008 or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The aggregate market value of the voting stock (based upon the closing sales price quoted on the New York Stock Exchange) held by non-affiliates as of June 30, 2008: Class A and Common Stock; no par value – $126,853,103.
     The number of shares outstanding of the registrant’s classes of common stock as of February 27, 2009: Class A Common Stock; no par value – 5,753,020 shares; Common Stock, no par value – 42,837,106 shares.
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
General
     As of the filing date of this Annual Report, we own 36 television stations serving 30 television markets. Seventeen of the stations are affiliated with CBS Inc., or “CBS,” ten are affiliated with the National Broadcasting Company, Inc., or “NBC,” eight are affiliated with the American Broadcasting Company, or “ABC” and one is affiliated with FOX Entertainment Group, Inc. or “FOX.” The combined station group has 21 markets with stations ranked #1 in local news audience and 21 markets with stations ranked #1 in overall audience within their respective markets based on the results of the average of the Nielsen November, July, May and February 2008 ratings reports. Of the 30 markets that we serve, we operate the #1 or #2 ranked station in 29 of those markets. The combined TV station group reaches approximately 6.1% of total U.S. TV households. In addition, we currently operate 38 digital second channels including one affiliated with ABC, four affiliated with FOX, seven affiliated with The CW Network, LLC (“CW”), 16 affiliated with Twentieth Television, Inc. (“MyNetworkTV” or “MyNet.”) and one affiliated with Universal Sports Network or (“Univ.”) plus eight local news/weather channels and one independent channel in certain of our existing markets. With 17 CBS affiliated stations, we are the largest independent owner of CBS affiliates in the country.
     In 1993, we implemented a strategy to foster growth through strategic acquisitions and certain select divestitures. Since January 1, 1994, our significant acquisitions have included 33 television stations. We completed our most recent acquisition on March 3, 2006.
Acquisitions, Investments and Divestitures
     We did not purchase any television stations during 2008. Our other acquisition, investment and divestiture activities during the most recent five years are described below.
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
     On November 10, 2005, we completed the acquisition of the assets of WSWG-TV, the UPN affiliate serving the Albany, Georgia television market from P.D. Communications, LLC for $3.75 million in cash. We used a portion of our cash on hand to fund this acquisition. Subsequent to the acquisition, we obtained a CBS affiliation for this station.
     On January 31, 2005, we completed the acquisition of KKCO-TV from Eagle III Broadcasting, LLC for approximately $13.5 million plus certain transaction fees. KKCO-TV, Channel 11 serves the Grand Junction, Colorado television market and is an NBC affiliate. We used a portion of our cash on hand to fully fund this acquisition.
     During 2005, we acquired a Federal Communications Commission (“FCC”) license to operate a low power television station, WAHU-TV, in the Charlottesville, Virginia television market. The FOX broadcast network has agreed to an affiliation agreement to allow us to operate WAHU-TV as a FOX affiliate.
2004 Acquisition
     On August 17, 2004, we completed the acquisition of an FCC television license for WCAV-TV, Channel 19, in Charlottesville, Virginia from Charlottesville Broadcasting Corporation. Our cost to acquire that FCC license was approximately $1.0 million. CBS Inc. agreed to a ten-year affiliation agreement to allow us to operate WCAV-TV as a CBS affiliate.

Our Stations and Their Markets
     The following table is a list of all our owned and operated television stations.

									Primary Network
DMA			Primary		Secondary		Broadcast		Station	News
Rank			Network		Network		License		Rank in	Rank in
(a)	Market	Station	Affil.(b)	Exp.	Affil.(b)	Exp.	Expiration		DMA (c)	DMA (d)
59	Knoxville, TN	WVLT	CBS	12/31/14	MyNet.	12/31/08	08/01/05	(h)	2	2

63	Lexington, KY	WKYT	CBS	12/31/14	CW	09/17/14	08/01/05	(h)	1	1

65	Charleston/Huntington, WV	WSAZ	NBC	01/01/12	MyNet.	09/05/09	10/01/12		1	1

69	Wichita/Hutchinson, KS	KAKE	ABC	12/31/13	NA	NA	06/01/06	(h)	2	2
	(Colby, KS)	KLBY (e)	ABC	12/31/13	NA	NA	06/01/06	(h)	2	2
	(Garden City, KS)	KUPK (e)	ABC	12/31/13	NA	NA	06/01/06	(h)	2	2

76	Omaha, NE	WOWT	NBC	01/01/12	Ind.	NA	06/01/06	(h)	2	1

85	Madison, WI	WMTV	NBC	01/01/12	News	NA	12/01/05	(h)	2	2

89	South Bend, IN	WNDU	NBC	12/31/11	NA	NA	08/01/13		2	2

91	Colorado Springs, CO	KKTV	CBS	12/31/14	MyNet.	09/05/09	04/01/06	(h)	1	2
					News	NA			1	2

94	Waco-Temple-Bryan, TX	KWTX	CBS	12/31/14	CW	12/31/14	08/01/06	(h)	1	1
	(Bryan, TX)	KBTX (f)	CBS	12/31/14	CW	12/31/14	08/01/06	(h)	1	1

103	Greenville/New Bern/	WITN	NBC	01/01/12	News	NA	12/01/04	(h)	2	1
	Washington, NC

105	Tallahassee, FL/	WCTV	CBS	12/31/14	MyNet.	09/05/09	04/01/13		1	1
	Thomasville, GA

106	Lincoln/Hastings/Kearney, NE	KOLN	CBS	12/31/14	MyNet.	09/05/09	06/01/06	(h)	1	1
	Grand Island, NE	KGIN (g)	CBS	12/31/14	NA	NA	06/01/06	(h)	1	1

108	Reno, NV	KOLO	ABC	12/31/13	Univ.	01/09/11	10/01/06	(h)	1	1

114	Lansing, MI	WILX	NBC	01/01/12	News	NA	10/01/05	(h)	2	1

115	Augusta, GA	WRDW	CBS	12/31/14	MyNet	12/31/14	04/01/13		1	1
					News	NA

127	La Crosse/Eau Claire, WI	WEAU	NBC	01/01/12	News	NA	12/01/05	(h)	1	1

132	Rockford, IL	WIFR	CBS	12/31/14	News	NA	12/01/05	(h)	1	2

135	Wausau/Rhinelander, WI	WSAW	CBS	12/31/14	MyNet.	09/05/09	12/01/05	(h)	1	2
					News	NA

138	Topeka, KS	WIBW	CBS	12/31/14	MyNet.	02/18/09	06/01/06	(h)	1	1

147	Albany, GA	WSWG	CBS	12/31/14	MyNet.	09/05/09	04/01/13		3	NA (i)

151	Panama City, FL	WJHG	NBC	01/01/12	CW	09/17/12	02/01/05	(h)	1	1
					MyNet.	09/05/09

161	Sherman,TX/Ada, OK	KXII	CBS	12/31/14	FOX	06/30/11	08/01/06	(h)	1	1
					MyNet.	09/05/09

172	Dothan, AL	WTVY	CBS	12/31/14	CW	09/01/08	04/01/13		1	1
					MyNet.	09/05/09

178	Harrisonburg, VA	WHSV	ABC	12/31/13	ABC	12/31/13	10/01/12		1	1
					FOX	06/30/11
					MyNet.	09/05/09

									Primary Network
DMA			Primary		Secondary		Broadcast		Station	News
Rank			Network		Network		License		Rank in	Rank in
(a)	Market	Station	Affil.(b)	Exp.	Affil.(b)	Exp.	Expiration		DMA (c)	DMA (d)
182	Bowling Green, KY	WBKO	ABC	12/31/13	FOX	06/30/08	08/01/05	(h)	1	1
					CW	09/01/08

183	Charlottesville, VA	WCAV	CBS	12/31/14	NA	NA	10/01/12		2	2
		WVAW	ABC	12/31/13	NA	NA	10/01/12		4	4
		WAHU	FOX	06/30/11	MyNet.	09/05/09	10/01/12		3	3

184	Grand Junction, CO	KKCO	NBC	01/01/16	NA	NA	04/01/06	(h)	1	1

185	Meridian, MS	WTOK	ABC	12/31/13	CW	09/17/08	06/01/05	(h)	1	1
					MyNet.	09/05/09

193	Parkersburg, WV	WTAP	NBC	01/01/12	FOX	06/30/11	10/01/04	(h)	1	1
					MyNet.	09/05/09

(j)	Hazard, KY	WYMT	CBS	12/31/14	NA	NA	08/01/05	(h)	1	1

(a)	Based on data published by Nielsen or other public sources for the 2008-2009 television season for each designated market area or (“DMA”).

(b)	The majority of our stations are affiliated with a network. These networks are abbreviated as follows: CBS Inc., or CBS; National Broadcasting Company, Inc., or NBC; American Broadcasting Company, or ABC; FOX Entertainment Group, Inc., or FOX; The CW Network LLC, or CW; Twentieth Television, Inc., or MyNet.; Universal Sports, or Univ. We also have independent or Ind. stations and stations broadcasting local news and weather which are identified as News.

(c)	Based on the average of Nielsen data for November, July, May and February 2008 rating periods, Sunday to Saturday, 6 a.m. to 2 a.m.

(d)	Based on our review of Nielsen data for November, July, May and February 2008 rating periods for various news programs.

(e)	KLBY-TV and KUPK-TV are satellite stations of KAKE-TV under FCC rules and retransmit the signal of the primary station and may offer some locally originated programming such as local news.

(f)	KBTX-TV is a satellite station of KWTX-TV under FCC rules and retransmits the signal of the primary station and may offer some locally originated programming such as local news.

(g)	KGIN-TV is a satellite station of KOLN-TV under FCC rules and retransmits the signal of the primary station and may offer some locally originated programming such as local news.

(h)	License renewal application has been filed with the FCC and renewal is pending. As of the date of filing this Annual Report, we anticipate that all pending applications will be renewed in due course.

(i)	This station does not currently broadcast local news.

(j)	We consider WYMT-TV’s service area as a separate television market. This area is a special 17 county trading area as defined by Nielsen and is part of the Lexington, KY DMA.
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
Network Affiliation of the Stations
     The affiliation of a station with ABC, NBC, CBS and FOX has a significant impact on the composition of the station’s programming, revenues, expenses and operations. A typical affiliate of these networks receives the majority of each day’s programming from the network. This programming, along with cash payments (“network compensation”) in certain instances, is provided to the affiliate by the network in exchange for a substantial majority of the advertising time available for sale during the airing of network programs. The network then sells this advertising time and retains the revenues. The affiliate retains the revenues from time sold during breaks between network programs and in programs the affiliate produces or purchases from non-network sources. In acquiring programming to supplement programming supplied by the affiliated network, the affiliates compete primarily with other affiliates and independent stations in their markets. Cable systems generally do not compete with local stations for programming, although various national cable networks from time to time have acquired programs that would have otherwise been offered to local television stations. In addition, a television station may acquire programming through barter arrangements. Under barter arrangements, a national program distributor will retain a fixed amount of advertising time within the program in exchange for the programming it supplies, with the station paying a fixed fee (or in certain instances no fee) for such programming. Most successful commercial television stations obtain their brand identity from locally produced news programs.
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
     Cable-originated programming is a significant competitor for viewers of broadcast television programming, although no single cable programming network regularly attains audience levels amounting to more than a small fraction of any single major broadcast network. The advertising share of cable networks has increased as a result of the growth in cable penetration (the percentage of television households which are connected to a cable system). Notwithstanding such increases in cable viewership and advertising, as well as growth in direct broadcast satellite, or DBS, and other multichannel video program distribution services, over-the-air broadcasting remains the dominant distribution system for mass-market television advertising.
     We account for trade or barter transactions involving the exchange of tangible goods or services with our customers. The revenue is recorded at the time the advertisement is broadcast and the expense is recorded at the time the goods or services are used. The revenue and expense associated with these transactions are based on the fair value of the assets or services received.
     In accordance with the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 63, “Financial Reporting by Broadcasters,” we do not account for barter revenue and related barter expense generated from network or syndicated programming.
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
Programming
     Competition for programming involves negotiating with national program distributors or syndicators that sell first-run and rerun packages of programming. Each station competes against the broadcast station competitors in its market for exclusive access to off-network reruns (such as Friends) and first-run product (such as Oprah). Competition exists for exclusive news stories and features as well. Cable systems generally do not compete with local stations for programming, although various national cable networks from time to time have acquired programs that would have otherwise been offered to local television stations.
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
Federal Regulation of the Company’s Business
General
     Our television broadcast operations are subject to the jurisdiction of the FCC under the Communications Act of 1934, as amended (the “Communications Act”). Among other things, the Communications Act empowers the FCC to: (1) issue, revoke and modify broadcasting licenses; (2) regulate stations’ operations and equipment; and (3) impose penalties for violations of the Communications Act or FCC regulations. The Communications Act prohibits the assignment of a license or the transfer of control of a licensee without prior approval of the FCC.
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
     In December 2007, the FCC adopted a Report and Order addressing the issues remanded by the Third Circuit and fulfilling the FCC’s obligation to review its media ownership rules every four years. That Order left most of the FCC’s pre-2003 ownership restrictions in place, but made modifications to the newspaper/broadcast cross-ownership restriction. A number of parties appealed the FCC’s order; those appeals were consolidated in the Third Circuit in November 2008 and remain pending.
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
     As indicated above, the FCC’s latest actions concerning media ownership will be subject to further judicial review, but we cannot predict the outcome of potential appellate litigation.
Attribution Rules
     Under the FCC’s ownership rules, a direct or indirect purchaser of certain types of our securities could violate FCC regulations if that purchaser owned or acquired an “attributable” interest in other media properties in the same areas as stations owned by us. Pursuant to FCC rules, the following relationships and interests generally are considered attributable for purposes of broadcast ownership restrictions: (1) all officers and directors of a corporate licensee and its direct or indirect parent(s); (2) voting stock interests of at least five percent; (3) voting stock interests of at least 20 percent, if the holder is a passive institutional investor (investment companies, banks, insurance companies); (4) any equity interest in a limited partnership or limited liability company, unless properly “insulated” from management activities; (5) equity and/or debt interests which in the aggregate exceed 33 percent of a licensee’s total assets, if the interest holder supplies more than 15 percent of the station’s total weekly programming, or is a same-market broadcast company or daily newspaper publisher; (6) time brokerage of a broadcast station by a same-market broadcast company; and (7) same market radio joint sales agreements. In addition, the FCC is considering making same-market television joint sales agreements attributable.
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
     In November of 2007, the FCC adopted an Order imposing new public file and public interest reporting requirements on broadcasters. These new requirements must be approved by the Office of Management and Budget before they become effective, and the OMB has not yet approved them. Therefore, it is unclear when, if ever, these rules will be implemented. Pursuant to these new requirements, stations that have websites will be required to make certain portions of their public inspection files accessible online. All stations will be required to notify their audiences twice daily during regular station identification announcements that the public file is available for viewing at the main studio and, if applicable, the station website. Stations also will be required to electronically file quarterly a new, standardized form that will track various types and quantities of local programming. The form will require information about programming related to local news and community issues, local civic affairs, local electoral affairs, and underserved communities as well as public service announcements, independently produced programming and religious programming. Stations will also have to detail any efforts made to assess the programming needs of their station’s community, whether the station is providing required close captioning, efforts to make emergency information accessible to persons with disabilities and, if applicable, any local marketing or joint sales agreements involving the station. The new standardized form will significantly increase recordkeeping requirements for television broadcasters. Several station owners and other interested parties have asked the FCC to reconsider the new reporting requirements and have sought to postpone their implementation. In addition, the Order imposing the new rules is currently on appeal in the U.S. Court of Appeals for the District of Columbia Circuit.
     In December of 2007, the FCC issued a Report on Broadcast Localism and Notice of Proposed Rulemaking or the Report. The Report tentatively concluded that broadcast licensees should be required to have regular meetings with permanent local advisory boards to ascertain the needs and interests of the communities. The Report also tentatively adopted specific renewal application processing guidelines that would require broadcasters to air a minimum amount of local programming. The Report sought comment on a variety of other issues concerning localism including potential changes to the main studio rule, network affiliation rules and sponsorship identification rules. We cannot predict whether the FCC will codify some or all of the specific localism initiatives discussed in the Report.
     The FCC has increased its enforcement efforts regarding broadcast indecency and profanity over the past few years. In June 2006, the statutory maximum fine for broadcast indecency material increased from $32,500 to $325,000 per incident. Several judicial appeals of FCC indecency enforcement actions are currently pending, and their outcomes could affect future Commission policies in this area.
EEO Rules
     The FCC’s Equal Employment Opportunity (“EEO”) rules impose job information dissemination, recruitment, documentation and reporting requirements on broadcast station licensees. Broadcasters are subject to random audits to ensure compliance with the new EEO rules and could be sanctioned for noncompliance.

Cable and Satellite Transmission of Local Television Signal
     Under FCC regulations, cable systems must devote a specified portion of their channel capacity to the carriage of the signals of local television stations. Television stations may elect between “must carry” rights or a right to restrict or prevent cable systems from carrying the station’s signal without the station’s permission (“retransmission consent”). Stations must make this election once every three years, and did so most recently on October 1, 2008. All broadcast stations that made carriage decisions on October 1, 2008 will be bound by their decisions throughout the 2009-2011 cycle. Our stations generally have elected retransmission consent and are in the process of negotiating or have entered into carriage agreements with cable systems serving their markets.
     The FCC also has established a market-specific requirement for mandatory carriage of local television stations by direct broadcast satellite (“DBS”) operators similar to that applicable to cable systems, for those markets in which a DBS carrier provides any local signal. In addition, the FCC has adopted rules relating to station eligibility for DBS carriage and subscriber eligibility for receiving signals. There are also specific statutory requirements relating to satellite distribution of distant network signals to “unserved households” (i.e. households that do not receive a Grade B signal from a local network affiliate). We cannot predict the impact of DBS service on our business. We have, however, entered into retransmission consent agreements with EchoStar DirectTV for the retransmission of our television stations’ signals into the local markets that each of these DBS providers respectively serves.
Digital Television Service
     In 1997, the FCC adopted rules for implementing DTV service, which will improve the technical quality of television signals received by viewers and give broadcasters the ability to provide new services including high definition television. With certain limited exceptions, broadcasters holding licenses or construction permits for full-power television stations were temporarily assigned a second channel in order to provide DTV programming. Currently, all full-power stations licensed to us are broadcasting digitally.
     At the end of the DTV transition, analog television transmissions will cease, television broadcasters will surrender their analog spectrum to the government, and DTV channels will be reassigned to a smaller segment of the broadcast spectrum. In December 2007, the FCC established policies to facilitate broadcasters’ construction of their final digital facilities by the transition deadline. Additionally, the FCC finalized most broadcasters’ post-transition DTV channel assignments in the Spring of 2008. The FCC also imposed consumer education requirements on broadcasters, effective March 31, 2008. Further, Congress charged the National Telecommunications and Information Administration (NTIA) with implementing a $1.5 billion program to provide digital converter boxes to American households that do not have DTV sets or television sets connected to cable or satellite.
     Congress recently postponed the deadline for completion of the DTV transition from February 17, 2009 to June 12, 2009. Stations generally had the option to cease broadcasting in analog on or before February 17, 2009, and twenty-eight of Gray’s stations did so. Currently, eight Gray television stations are still broadcasting an analog signal. Certain of these stations may be permitted to cease analog broadcasting prior to June 12, 2009 by seeking authorization from the FCC and airing specified viewer notifications. Otherwise, these stations must continue broadcasting an analog signal until June 12, 2009.
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
Employees
     As of January 31, 2009, we had 1,988 full-time employees, of which 1,965 were employed in our broadcast operations and 23 were corporate and administrative personnel. We have 106 full-time employees and 23 part-time employees that are represented by unions. We believe that our relations with our employees are satisfactory.
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
     The foregoing reports are made available on our website as soon as practicable after they are filed with, or furnished to, the SEC. The information found on our website is not incorporated by reference or part of this or any other report we file with or furnish to the SEC.
     We have adopted a Code of Ethics that applies to all of its directors, executive officers and employees. The Code is available on our website at http://www.gray.tv under the heading of Corporate Governance.  If any waivers of the Code are granted, the waivers will be disclosed in an SEC filing on Form 8-K. We have also filed the Code as an exhibit to the Annual Report filed on Form 10-K for the year ended December 31, 2004 and it is incorporated by reference to this report.
     Our website also includes our Corporate Governance Principles, the Charter of the Audit Committee, the Nominating and Corporate Governance Committee and the Compensation Committee.
     All such information is also available to any shareholder upon request by telephone at (404) 504-9828.
Certification with the NYSE and SOX Certification
     On July 17, 2008, our Chief Executive Officer filed with the NYSE the annual written affirmation certifying compliance with the NYSE’s corporate governance listing standards as required by Listed Company Manual Rule 303A.12.
     The certifications of our Chairman and Chief Executive Officer, and of our Senior Vice President and Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.
Item 1A. Risk Factors.
Risks Related to Our Business
We depend on advertising revenues, which fluctuate as a result of a number of factors and also experience seasonal fluctuations.
     Our main source of revenue is sales of advertising time and space. Our ability to sell advertising time and space depends on:
•	the health of the economy in the areas where our stations are located and in the nation as a whole such as the national economic recession which began in 2008 and is continuing as of the date of this filing;

•	the popularity of our programming;

•	changes in the makeup of the population in the areas where our stations are located;

•	pricing fluctuations in local and national advertising which can be impacted by the availability of programming, the popularity of that programming, the relative supply of and demand for commercial advertising and general national or local economic conditions;

•	the activities of our competitors, including increased competition from other forms of advertising based mediums, particularly network, cable television, direct satellite television and the Internet;

•	the outbreak and duration of hostilities or the occurrence of terrorist attacks and the duration and extent of network preemption of regularly scheduled programming and decisions by advertisers to withdraw or delay planned advertising expenditures as a result of military action or terrorist attacks; and

•	other factors that may be beyond our control.
     For example, a labor dispute or other disruption at a major national advertiser, programming provider or network, or a recession nationally and/or in a particular market, would make it more difficult to sell advertising time and space and could reduce our revenue.
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
Our operating and financial flexibility is limited by the terms of our senior secured credit facility.
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
     These restrictions and tests may prevent us from taking action that could increase the value of our business or securities, or may require actions that decrease the value of our business or securities. In addition, we may fail to meet the tests and thereby default under such senior secured credit facility. If we default on our obligations, creditors could require immediate payment of the obligations or foreclose on collateral. If this occurred, we could be forced to sell assets or take other action that would reduce the value of our business or securities.
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
Our operating and financial flexibility is limited by the terms of our Series D Perpetual Preferred Stock.
     Our Series D Perpetual Preferred Stock prevents us from taking certain actions and requires us to meet certain tests. These limitations and tests include, without limitation, the following:
•	limitations on additional indebtedness;

•	limitations on liens;

•	limitations on amendments to our by-laws and articles of incorporation;

•	limitations on our ability to issue equity securities having liquidation preferences senior or equivalent to the liquidation preferences of the Series D Perpetual Preferred Stock;

•	limitations on mergers and the sale of assets;

•	limitations on guarantees;

•	limitations on investments and acquisitions;

•	limitations on the payment of dividends and the redemption of our capital stock;

•	limitations on related party transactions;
     These restrictions may prevent us from taking action that could increase the value of our business or securities, or may require actions that decrease the value of our business or securities.
We have suspended cash dividends on both classes of our common stock and have not paid certain accumulated dividends under our Series D Perpetual Preferred Stock.
     Our Board of Directors did not declare a dividend, in cash or in stock, for our common stock or Class A common stock for the fourth quarter of 2008 and we can provide no assurances when or if any future dividends will be declared on either class of common stock.
     We did not fund the Series D Perpetual Preferred Stock cash dividend payment due on January 15, 2009 that had accumulated for the fourth quarter of 2008. If three consecutive cash dividends payments with respect to the Series D Perpetual Preferred Stock remain unfunded the dividend rate will increase from 15% per annum to 17% per annum. While any Series D Perpetual Preferred Stock dividend payments are in arrears, we are prohibited from repurchasing, declaring and/or paying any cash dividend with respect to any equity securities having liquidation preferences equivalent to or junior in ranking to the liquidation preferences of the Series D Perpetual Preferred Stock including our common stock and Class A common stock. We can provide no assurances when any future cash payments will be made on any accumulated and unpaid Series D Perpetual Preferred Stock cash dividends presently in arrears or that become in arrears in the future.
We may not be able to maintain our common stock listings on the NYSE for our common stock and/or Class A common stock.
     On November 4, 2008, the NYSE notified us that we did not satisfy one of the NYSE’s standards for continued listing applicable to our common stock. The NYSE noted specifically that we were “below criteria” for the NYSE’s price criteria for our common stock because the average closing price per share, over a consecutive 30 trading-day period, was less than $1.00 per share as of November 3, 2008. Under NYSE policy, in order to cure the deficiency for this continued listing standard, our common stock share price and the average share price over a consecutive 30 trading-day period must both exceed $1.00 by May 4, 2009 which is six months following receipt of the non-compliance notice. We can give no assurances that we will be able to cure this listing standard deficiency in the time allowed.
     In addition, the NYSE has other listing standards that may apply to us including a standard that requires us to have a minimum market capitalization of at least $25 million over a 30 trading-day period. On January 22, 2009, the NYSE temporarily reduced the minimum required market capitalization to $15 million but this lower threshold is only effective to April 22, 2009 on which date the minimum market capitalization will again be $25 million. Failure to comply with this particular listing standard allows the NYSE to promptly delist a company from the exchange. As of February 26, 2009, our market capitalization over the past consecutive 30 trading-day period is $24.0 million. We can give no assurances that our market capitalization over a consecutive 30 trading-day period will be sufficient to comply with the NYSE’s listing standard then in effect.
     On February 26, 2009, the NYSE submitted to the SEC an immediately effective rule filing which suspends the NYSE’s $1 minimum price requirement on a temporary basis, initially through June 30, 2009. Further, the filing also extends until the same date the NYSE’s current easing of the average global market capitalization standard from $25 million to $15 million.  While the filing is immediately effective, it is subject to a 30-day operative delay.  The NYSE has asked the SEC to waive this operative delay and expects the SEC to do so promptly.
     If either class of our common stock cannot meet the applicable NYSE listing standards then both classes of our common stock will be delisted by the exchange.
     If our common stock and Class A common stock were to be delisted from the NYSE, we would be required to seek another national exchange or alternative over-the-counter trading forum to provide for the trading of both classes of our common stock. We can provide no assurances as to the liquidity, market pricing or investor interest in either class of our common stock if we were to be unable to maintain our listing status on the NYSE.
We may be required to take further impairment charges on our goodwill and/or broadcast licenses, which may have a material effect on the value of our total assets.
     For the year ended December 31, 2008 we recorded a non-cash impairment charge to our broadcast licenses of $240.1 million and a non-cash impairment charge to our goodwill of $98.6 million. As of December 31, 2008, the book value of our FCC licenses was $819.0 million and the book value of our goodwill was $170.5 million in comparison to total assets of $1.3 billion. Not less than annually, and more frequently if necessary, we are required to evaluate our goodwill and FCC licenses to determine if the estimated fair value of these intangible assets is less than book value. If the estimated fair value of these intangible assets is less than book value, we will be required to record a non-cash expense to write down the book value of the intangible asset to the estimated fair value. We cannot make any assurances that any required impairment charges will not have a material effect on our total assets.

We must purchase television programming in advance but cannot predict if a particular show will be popular enough to cover its cost.
     One of our most significant costs is television programming. If a particular program is not popular in relation to its costs, we may not be able to sell enough advertising time to cover the costs of the program. Since we purchase programming content from others, we also have little control over the costs of programming. We usually must purchase programming several years in advance, and may have to commit to purchase more than one year’s worth of programming. In addition, we may replace programs that are doing poorly before we have recaptured any significant portion of the costs we incurred, or fully expensed the costs for financial reporting purposes. Any of these factors could reduce our revenues or otherwise cause our costs to escalate relative to revenues. During the year ended December 31, 2008, we recorded a television program impairment expense of $601,400.
We may lose a large amount of television programming if a network terminates its affiliation with us, significantly changes the economic terms and conditions of any future affiliation agreements or significantly changes the type, quality or quantity of programming provided to us under an affiliation agreement.
     Our business depends in large part on the success of our network affiliations. Each of our stations is affiliated with a major network pursuant to an affiliation agreement. Each affiliation agreement provides the affiliated station with the right to broadcast all programs transmitted by the network with which the station is affiliated. Our affiliation agreements expire at various dates through January 1, 2016.
     If we do not enter into affiliation agreements to replace our expiring agreements, we may no longer be able to carry programming of the relevant network. This loss of programming would require us to obtain replacement programming, which may involve higher costs and which may not be as attractive to our target audiences thereby reducing our ability to generate advertising revenue. Furthermore, our concentration of CBS and/or NBC affiliates makes us sensitive to adverse changes in our business relationship with, and the general success of, CBS and/or NBC.
     We can give no assurances that any future affiliation agreements will be obtainable on economic terms and/or other conditions that will be favorable to us.
     We can also give no assurances that any network(s) could not change the type, quality or quantity of programming provided to us in a way that could be detrimental to our operations.
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
     Recent developments by many companies, including internet service providers, are expanding the variety and quality of broadcast and other video content on the Internet. Internet companies have developed business relationships with companies that have traditionally provided syndicated programming, network television, production studios for news and live content, as well as motion picture studios.
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
      We derive a material portion of our ad revenue from the automotive and restaurant industries. For example, approximately 19% and 10% of total revenue was earned from the automotive and restaurant categories in 2008, respectively, and 25% and 11% was earned from these same industries in 2007, respectively. If automotive or restaurant related advertising revenues decrease, or if revenue from one or more other significant advertising categories, such as the communications, entertainment, financial services, professional services or retail industries, that constitutes a significant portion of our stations’ revenue in a particular period were to decrease, our business and operating results could be adversely affected as was the case during 2008 and which currently appears to be continuing into 2009 due to the general national economic recession.
The phased-in introduction of digital television will continue to require us to incur capital and operating costs and may expose us to increased competition.
     The conversion from analog to digital television services in the United States by June 12, 2009 may have the following effects on us:
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
     The maximum percentage, or cap, of U.S. households that a single owner can reach through commonly owned television stations is 39 percent. Accordingly, our ability to expand through acquisitions of additional stations is constrained by those rules.
     Federal legislation and FCC rules have changed significantly in recent years and can be expected to continue to change. These changes may limit our ability to conduct our business in ways that we believe would be advantageous and may therefore affect our operating results.
Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
     Our principal executive offices are located at 4370 Peachtree Road, NE, Atlanta, Georgia, 30319. Our administrative offices are located at 126 North Washington St., Third Floor, Albany, Georgia, 31701. Our Shared Services offices are located at 1801 Halstead Blvd. Tallahassee, FL 32309. A complete listing of our television stations and their locations is included on pages five and six of this Annual Report.
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
Item 4. Submission of Matters to a Vote of Security Holders.
     No matters were submitted to a vote of our security holders during the fourth quarter of 2008.
Item 4A. Executive Officers of the Registrant.
     Set forth below is certain information with respect to our executive officers as of January 31, 2009:
     J. Mack Robinson, age 85, has been our Chairman emeritus since resigning from his position of Chief Executive Officer on August 20, 2008. He had served as Chief Executive Officer since September 2002. Prior to that, he was our President and Chief Executive Officer since 1996. He has served as one of our directors since 1993. Mr. Robinson has been Chairman Emeritus of TCM since December 30, 2005 and previously served as Chairman of the Board of Bull Run Corporation from 1994 through 2005, Chairman of the Board and President of Delta Life Insurance Company and Delta Fire and Casualty Insurance Company since 1958 and Chairman of the Board of Atlantic American Corporation since 1974. Mr. Robinson also serves as a director of the following companies: Bankers Fidelity Life Insurance Company, American Independent Life Insurance Company, American Southern Insurance Company and American Safety Insurance Company. Mr. Robinson is the husband of Mrs. Harriett J. Robinson and the father-in-law of Mr. Hilton H. Howell, Jr., both members of our board of directors.
     Hilton H. Howell, Jr., age 46, has been our Chief Executive Officer and Vice-Chairman since August 20, 2008. He served as Vice-Chairman from September 2002 until his promotion to Chief Executive Officer. Prior to that, he was our Executive Vice President since September 2000. He has served as one of our directors since 1993. He is a member of the Executive Committee of our board of directors. He has served as President and Chief Executive Officer of Atlantic American Corporation, an insurance holding company, since 1995. He has been Executive Vice President and General Counsel of Delta Life Insurance Company and Delta Fire and Casualty Insurance Company since 1991, and Vice Chairman of Bankers Fidelity Life Insurance Company since 1992 and Vice Chairman of Georgia Casualty & Surety Company from 1992 through 2008. He has served as Chairman and as a director of

TCM since December 30, 2005 and was previously a director, Vice President and Secretary of Bull Run Corporation, from 1994 through 2005. Mr. Howell also serves as a director of the following companies: Atlantic American Corporation, Bankers Fidelity Life Insurance Company, Delta Life Insurance Company, Delta Fire and Casualty Insurance Company, American Southern Insurance Company and American Safety Insurance Company. He is the son-in-law of Mr. J. Mack Robinson and Mrs. Harriett J. Robinson, both members of our board of directors.
     Robert S. Prather, Jr., age 64, has served as our President and Chief Operating Officer since September 2002. Prior to that, he served as our Executive Vice President — Acquisitions since 1996. He has served as one of our directors since 1993. He is a member of the Executive Committee of our board of directors. He has served as President and Chief Executive Officer of TCM since December 30, 2005 and was previously a director, Vice President and Secretary of Bull Run Corporation, from 1994 through 2005. He serves as an advisory director of Swiss Army Brands, Inc., and serves on the Board of Trustees of the Georgia World Congress Center Authority and also serves as a member of the Board of Directors for Gabelli Asset Management and Victory Ventures, Inc.
     James C. Ryan, age 48, has served as our Chief Financial Officer since October 1998 and Senior Vice President since September 2002. Prior to that, he was our Vice President since October 1998. He was the Chief Financial Officer of Busse Broadcasting Corporation from 1987 until it was acquired by us in 1998.
     Robert A. Beizer, age 69, has served as our Vice President for Law and Development and Secretary since 1996. From June 1994 to February 1996, he was of counsel to Venable, LLC, a law firm, in its regulatory and legislative practice group. From 1990 to 1994, Mr. Beizer was a partner in the law firm of Sidley & Austin and was head of their communications practice group in Washington, D.C. He is a past president of the Federal Communications Bar Association and has served as a member of the American Bar Association House of Delegates. He is a member of the ABA Forum Committee on Communications Law.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
     Our common stock, no par value, and our Class A common stock, no par value, have been listed and traded on the NYSE since September 24, 1996 and June 30, 1995, respectively. Prior to September 16, 2002, the common stock was named Class B common stock.
     The following table sets forth the high and low sale prices of the common stock and the Class A common stock as well as the cash dividend declared for the periods indicated. The high and low sales prices of the common stock and the Class A common stock are as reported by the NYSE.

	Common Stock			Class A Common Stock
			Cash Dividends			Cash Dividends
			Declared Per			Declared Per
	High	Low	Share	High	Low	Share
2008:
First Quarter	$8.25	$4.69	$0.03	$8.79	$5.82	$0.03
Second Quarter	6.02	2.67	0.03	7.00	4.00	0.03
Third Quarter	3.10	1.61	0.03	4.75	2.72	0.03
Fourth Quarter	1.75	0.18	—	3.50	0.50	—

2007:
First Quarter	$10.75	$7.41	$0.03	$10.79	$8.20	$0.03
Second Quarter	11.33	9.10	0.03	11.40	9.35	0.03
Third Quarter	9.75	6.53	0.03	9.40	6.70	0.03
Fourth Quarter	10.04	6.67	0.03	9.97	7.14	0.03
     As of February 17, 2009, we had 42,837,106 outstanding shares of common stock held by approximately 1,918 stockholders and 5,753,020 outstanding shares of Class A common stock held by approximately 302 stockholders. The number of stockholders includes stockholders of record and individual participants in security position listings as furnished to us pursuant to Rule 17Ad-8 under the Exchange Act.
     We have paid a cash dividend on our common stock since our initial offering in 1996 and on our Class A common stock since 1967. However, we did not declare a dividend on our common stock or Class A common stock in the fourth quarter of 2008. Our Articles of Incorporation provide that each share of common stock is entitled to one vote and each share of Class A common stock is entitled to 10 votes. The Articles of Incorporation require that the common stock and the Class A common stock receive dividends on a pari passu basis. There can be no assurance of our ability to continue to pay any dividends on either class of common stock.
     Our senior credit facility contains covenants that restrict the amount available to pay cash dividends on our capital stock. Our Series D Perpetual Preferred Stock contains requirements that, in certain circumstances, will restrict our ability to pay dividends on our Class A common stock and our common stock.

     We did not fund the Series D Perpetual Preferred Stock cash dividend payment due on January 15, 2009 that had accumulated for the fourth quarter of 2008. If three consecutive cash dividends payments with respect to the Series D Perpetual Preferred Stock remain unfunded the dividend rate will increase from 15% per annum to 17% per annum. While any Series D Perpetual Preferred Stock dividend payments are in arrears, we are prohibited from repurchasing, declaring and/or paying any cash dividend with respect to any equity securities having liquidation preferences equivalent to or junior in ranking to the liquidation preferences of the Series D Perpetual Preferred Stock including our common stock and Class A common stock. We can provide no assurances when any future cash payments will be made on any accumulated and unpaid Series D Perpetual Preferred Stock cash dividends presently in arrears or that become in arrears in the future.
     In addition to the foregoing, the declaration and payment of dividends on the common stock and the Class A common stock are subject to the discretion of our Board of Directors. Any future payments of dividends will depend on our earnings and financial position and such other factors as our Board of Directors deems relevant. See Note E. “Long-term Debt” and Note N. “Subsequent Event – Long-term Debt Modification” of our audited consolidated financial statements included elsewhere herein for further discussion of restrictions on our ability to pay dividends.
Stock Performance Graph
     The following stock performance graphs do not constitute soliciting material and should not be deemed filed or incorporated by reference into any other filing by us under the Securities Act of 1933, as amended or the Exchange Act, except to the extent we specifically incorporate these graphs by reference therein.
     The following graphs compare the cumulative total return of the common stock and the Class A common stock from December 31, 2003 to December 31, 2008 as compared to the stock market total return indexes for (1) The New York Stock Exchange Market Index and (2) The New York Stock Exchange Industry Index based upon the Television Broadcasting Stations Index on December 31, 2003.
     The graphs assume the investment of $100 in the common stock and the Class A common stock, the New York Stock Exchange Market Index and the NYSE Television Broadcasting Stations Index on December 31, 2003. Dividends are assumed to have been reinvested as paid.

Common Stock
Comparison of Cumulative Total Return
of One or More Companies, Peer Groups, Industry Indexes and/or
Broad Markets

	Fiscal Year Ending
Company/Index/Market	12/31/2003	12/31/2004	12/31/2005	12/31/2006	12/31/2007	12/31/2008
Gray Television Com.	$100.00	$104.19	$66.70	$50.68	$56.20	$2.89
TV Broadcasting Stations	$100.00	$100.15	$96.85	$119.66	$117.33	$61.20
NYSE Market Index	$100.00	$112.92	$122.25	$143.23	$150.88	$94.76

Class A Common Stock
Comparison of Cumulative Total Return
of One or More Companies, Peer Groups, Industry Indexes and/or
Broad Markets

	Fiscal Year Ending
Company/Index/Market	12/31/2003	12/31/2004	12/31/2005	12/31/2006	12/31/2007	12/31/2008
Gray Television Cl A	$100.00	$94.93	$61.40	$56.72	$59.43	$4.14
TV Broadcasting Stations	$100.00	$100.15	$96.85	$119.66	$117.33	$61.20
NYSE Market Index	$100.00	$112.92	$122.25	$143.23	$150.88	$94.76

Issuer Purchases of Common Stock and Class A Common Stock

					Maximum Number
				Total Number of	of Shares that
		Total		Shares	May Yet Be
	NYSE	Number of	Average	Purchased as	Purchased Under
	Ticker	Shares	Price Paid	Part of Publicly	the Plans or
Period	Symbol	Purchased	per Share(1)	Announced Plans	Programs(2)
October 1, 2008 through October 31, 2008:	GTN	—	$—	—
	GTN.A	—	$—	—	1,162,400

November 1, 2008 through November 30, 2008:	GTN	883,200	$0.20	883,200
	GTN.A	—	$—	—	279,200

December 1, 2008 through December 31, 2008:	GTN	—	$—	—
	GTN.A	—	$—	—	279,200

Total		883,200	$0.20	883,200

(1)	Amount excludes standard brokerage commissions.

(2)	On March 20, 2006, our Board of Directors increased, from four million to five million, the aggregate number of shares of our common stock or Class A common stock authorized for repurchase. On November 3, 2004 and March 3, 2004, our Board of Directors had previously authorized the repurchase, from time to time, of up to two million shares on each of these dates for an aggregate of four million shares of our common stock or Class A common stock. As of December 31, 2008, 279,200 shares of our common stock and Class A common stock are available for repurchase under the increased limit of five million shares. There is no expiration date for this repurchase plan.

Item 6. Selected Financial Data.
     Set forth below is certain selected historical consolidated financial data. This information should be read in conjunction with our audited consolidated financial statements and related notes thereto appearing elsewhere herein and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2008	2007	2006(1)	2005(2)	2004
	(in thousands, except per share data)
Statements of Operations Data
Revenues (3)	$327,176	$307,288	$332,137	$261,553	$293,273
Impairment of goodwill and and broadcast licenses (4)	338,681	—	—	—	—
Operating (loss) income	(258,895)	53,376	87,991	60,861	100,415
Loss on early extinguishment of debt (5)	—	(22,853)	(347)	(6,543)	—
(Loss) income from continuing operations	(202,016)	(23,151)	11,711	4,604	36,517
(Loss) income from discontinued publishing and wireless operations, net of income tax of $0, $0, $0, $3,253 and $5,059 respectively (6)	—	—	—	(1,242)	7,768
Net (loss) income	(202,016)	(23,151)	11,711	3,362	44,285
Net (loss) income available to common stockholders	(208,609)	(24,777)	8,464	(2,286)	41,013
Net (loss) income from continuing operations available to common stockholders per common share:
Basic	(4.32)	(0.52)	0.17	(0.02)	0.67
Diluted	(4.32)	(0.52)	0.17	(0.02)	0.66
Net (loss) income available to common stockholders per common share:
Basic	(4.32)	(0.52)	0.17	(0.05)	0.83
Diluted	(4.32)	(0.52)	0.17	(0.05)	0.82
Cash dividends declared per common share (7)	0.09	0.12	0.12	0.12	0.24

Balance Sheet Data (at end of period):
Total assets	$1,278,265	$1,625,969	$1,628,287	$1,525,054	$1,374,466
Long-term debt (including current portion)	800,380	925,000	851,654	792,509	655,905
Redeemable serial preferred stock (8)	92,183	—	37,451	39,090	39,003
Total stockholders’ equity	117,107	337,845	379,754	380,996	378,237

(1)	Reflects the acquisition of WNDU-TV on March 3, 2006 as of the acquisition date. For further information concerning this acquisition, see Part 1, Item 1. Business included elsewhere herein.

(2)	Reflects the acquisitions of KKCO-TV on January 31, 2005, WSWG-TV on November 10, 2005 and WSAZ-TV on November 30, 2005 as of their respective acquisition dates. For further information concerning these acquisitions, see Part 1, Item 1. Business included elsewhere herein.

(3)	Our revenues fluctuate significantly between years consistent with increased advertising expenditures associated with political election years, which generally occur in even numbered years.

(4)	During 2008, we recorded a non-cash impairment expense of $338.7 million resulting from a write down of $98.6 million in the carrying value of our goodwill and a write down of $240.1 million in the carrying value of our broadcast licenses. The write down of our goodwill and broadcast licenses related to seven stations and 23 stations, respectively. We tested our unamortized intangible assets for impairment at December 31, 2008. As of this testing date, we believe events had occurred and circumstances changed that more likely than not reduce the fair value of our broadcast licenses and goodwill below their carrying amounts. These events which accelerated in the fourth quarter of 2008 included: (a) the continued decline of the price of our common stock and Class A common stock; (b) the decline in the current selling prices of television stations; (c) the decline in local and national advertising revenues excluding political advertising revenue; and (d) the decline in the operating profit margins of some of our stations.

(5)	In 2007, we recorded a loss on early extinguishment of debt related to the refinancing of our senior credit facility and the redemption of our 9.25% Senior Subordinated Notes (“9.25% Notes”). In 2006, we recorded a loss on early extinguishment of debt related to the repurchase of a portion of our 9.25% Notes. In 2005, we recorded a loss on early extinguishment of debt related to two amendments to our senior credit facility and the repurchase of a portion of our 9.25% Notes.

(6)	We completed (i) the contribution of all of our membership interests in Gray Publishing, LLC, which included our Gray Publishing and Graylink Wireless businesses and certain other assets to TCM and (ii) the spinoff of all the common stock of TCM to our shareholders on December 30, 2005. The selected financial information for 2004 and 2005 reflects the reclassification of the results of operations of those businesses as discontinued operations, net of income tax. See Note B. “Discontinued Operations” to our audited consolidated financial statements included elsewhere herein.

(7)	Cash dividends for 2007 and 2006 include a cash dividend of $0.03 per share approved in the fourth quarter of 2007 and 2006, respectively, and paid in the first quarter of 2008 and 2007, respectively. Cash dividends for 2004 include a Special Cash Dividend of $0.12 per share approved in the fourth quarter of 2004 and paid in the first quarter of 2005.

(8)	On June 26, 2008, we issued 750 shares of Series D Perpetual Preferred Stock to a group of private investors. The no par value Series D Perpetual Preferred Stock has a liquidation value of $100,000 per share for a total liquidation value of $75.0 million. The issuance of the Series D Perpetual Preferred Stock generated net cash proceeds of approximately $68.6 million, after a 5.0% original issue discount, transaction fees and expenses. We used $65.0 million of the net cash proceeds to voluntarily prepay a portion of the outstanding balance under our term loan portion of our senior credit facility and used the remaining $3.6 million for general corporate purposes which included the payment of $635,000 of accrued interest. The $6.4 million of original issue discount, transaction fees and expenses will be accreted over a seven-year period ending June 30, 2015.

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
Overview
     We own 36 television stations serving 30 television markets. 17 of the stations are affiliated with CBS, ten are affiliated with NBC, eight are affiliated with ABC and one is affiliated with FOX. The combined station group has 21 markets with stations ranked #1 in local news audience and 21 markets with stations ranked #1 in overall audience within their respective markets based on the results of the average of the Nielsen November, July, May and February 2008 ratings reports. Of the 30 markets that we serve, we operate the #1 or #2 ranked station in 29 of those markets. The combined TV station group reaches approximately 6.1% of total U.S. TV households. In addition, we currently operate 38 digital second channels including one affiliated with ABC, four affiliated with FOX, seven affiliated with CW, 16 affiliated with MyNetworkTV and one affiliated with the Universal Sports Network plus eight local news/weather channels and one independent channel in certain of our existing markets. With 17 CBS affiliated stations, we are the largest independent owner of CBS affiliates in the United States.
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
     Most advertising contracts are short-term, and generally run only for a few weeks. Approximately 72% of the net revenues of our television stations for the year ended December 31, 2008 were generated from local advertising (including political advertising revenues), which is sold primarily by a station’s sales staff directly to local accounts, and the remainder represented primarily by national advertising, which is sold by a station’s national advertising sales representative. The stations generally pay commissions to advertising agencies on local, regional and national advertising and the stations also pay commissions to the national sales representative on national advertising.
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
Recent Acquisition and Expansion Activity
     During 2007, we launched or rebranded four digital second channels including one CW and one My NetworkTV affiliate, as well as two local news/weather channels in certain of our existing markets. We launched these additional secondary channels in order to develop additional revenue streams while incurring minimal incremental expenses. During 2008, we discontinued two of our digital second channels.
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
     On January 31, 2005 , we completed the acquisition of KKCO-TV for approximately $13.5 million. KKCO-TV, Channel 11 serves the Grand Junction, Colorado television market and is an NBC affiliate. We used a portion of our cash on hand to fully fund this acquisition.
2005 Spinoff
     On December 30, 2005, we completed the spinoff of all of the outstanding stock of TCM. Immediately prior to the spinoff, we contributed all of the membership interests in Gray Publishing, LLC, which owned and operated our Gray Publishing and GrayLink Wireless businesses and certain other assets, to TCM. In the spinoff, each of the holders of our common stock received one share of TCM common stock for every ten shares of our common stock and each holder of our Class A common stock received one share of TCM common stock for every ten shares of our Class A common stock. As part of the spinoff, we received approximately $44.0 million in cash distributed from TCM, which we used to reduce our outstanding indebtedness on December 30, 2005. The financial position and results of operations of our former publishing and wireless businesses are reported in our consolidated balance sheet and statement of operations as discontinued operations for the year ended December 31, 2005. Please refer to Note B. “Discontinued Operations” of our audited consolidated financial statements included elsewhere herein.
Revenues
     Set forth below are the principal types of revenues earned by our broadcasting operations for the periods indicated and the percentage contribution of each to total revenues (dollars in thousands):

	Year End December 31,
	2008		2007		2006
		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total
Revenues:
Local	$186,492	57.0%	$200,686	65.3%	$192,348	57.9%
National	68,417	20.9%	77,365	25.2%	78,492	23.6%
Internet	11,859	3.6%	9,506	3.1%	7,607	2.3%
Political	48,455	14.8%	7,808	2.5%	42,682	12.9%
Retransmission consent	3,046	0.9%	2,436	0.8%	1,563	0.5%
Production and other	8,155	2.5%	8,719	2.8%	8,356	2.5%
Network compensation	752	0.3%	768	0.3%	1,089	0.3%

Total	$327,176	100.0%	$307,288	100.0%	$332,137	100.0%

Risk Factors
     The broadcast television industry is reliant primarily on advertising revenues and faces increased competition. For a discussion of other factors that may affect our business, see “Item 1A. Risk Factors” on page 15 of this Annual Report.
Results of Operations
Year Ended December 31, 2008 (“2008”) Compared to Year Ended December 31, 2007 (“2007”)
     Revenue. Total revenues increased $19.9 million, or 6%, to $327.2 million reflecting increased cyclical political advertising revenues. Political advertising revenues increased $40.7 million, or 521%, to $48.5 million reflecting the cyclical influence of the 2008 elections. Local advertising revenues, excluding political advertising revenues, decreased $14.2 million, or 7%, to $186.5 million. National advertising revenues, excluding political advertising revenues, decreased $9.0 million, or 12%, to $68.4 million. Internet advertising revenues, excluding political advertising revenues, increased $2.4 million, or 25%, to $11.9 million reflecting increased website traffic and internet sales initiatives in each of our markets. The increase in political advertising revenue reflects increased advertising from political candidates in the 2008 primary and general elections. Spending on political advertising was the strongest at our stations in Colorado, West Virginia, Wisconsin, Michigan and North Carolina, accounting for a significant portion of the total political net revenue for the year ended December 31, 2008. The decrease in local and national revenue was largely due to the general weakness in the economy and due to the change in networks broadcasting the Super Bowl. During 2008, we earned approximately $130,000 of net revenue relating to the 2008 Super Bowl broadcast on our six Fox channels compared to approximately

$750,000 of net revenue relating to the 2007 Super Bowl broadcast on our 17 CBS channels during 2007. The decrease in local and national revenue was offset in part by $3.4 million of net revenue earned during 2008 attributable to the broadcast of the 2008 Summer Olympics on our ten NBC stations.
     Operating expense. Broadcast expenses (before depreciation, amortization, impairment and (gain) loss on disposal of assets) decreased $0.1 million, or approximately 0%, to $199.6 million. This modest decrease primarily reflects the impact of increased national sales representative commissions on the incremental political advertising revenues and increased syndicated programming expenses offset partially by decreases in payroll and other operating expenses. We recorded an impairment expense related to our syndicated television programming $601,400 in 2008. Employee payroll and related expenses decreased due to a reduction in our number of employees in 2008 compared to 2007. As of December 31, 2008 and 2007, we employed 2,253 and 2,425 total employees in our broadcast operations which included full-time and part-time employees. This reduction in total employees is a decrease of 7.1% or 172 total employees.
     Corporate and administrative expense. Corporate and administrative expenses (before depreciation, amortization, impairment and (gain) loss on disposal of assets) decreased $1.0 million, or 7%, to $14.1 million. During 2008, corporate payroll expenses decreased by $950,000 compared to 2007 due primarily to a decrease in incentive based compensation. Corporate and administrative expenses included non-cash stock-based compensation expense during the years ended 2008 and 2007 of $1.5 million and $1.2 million, respectively.
     Depreciation. Depreciation of property and equipment totaled $34.6 million and $38.6 million for 2008 and 2007, respectively. The decrease in depreciation was the result of a large proportion of our stations’ equipment, which was acquired in 2002, becoming fully depreciated.
     Amortization of intangible assets. Amortization of intangible assets was $0.8 million for 2008 as compared to $0.8 million for 2007. Amortization expense remained consistent to that of the prior year as a result of no acquisitions or disposals of definite lived intangible assets in the current year.
     Impairment of goodwill and broadcast licenses. During 2008, we recorded a non-cash impairment expense of $338.7 million resulting from a write down of $98.6 million in the carrying value of our goodwill and a write down of $240.1 million in the carrying value of our broadcast licenses. The write down of our goodwill and broadcast licenses related to seven stations and 23 stations, respectively. We tested our unamortized intangible assets for impairment at December 31, 2008. As of this testing date, we believe events had occurred and circumstances changed that more likely than not reduce the fair value of our broadcast licenses and goodwill below their carrying amounts. These events which accelerated in the fourth quarter of 2008 included: (a) the continued decline of the price of our common stock and Class A common stock; (b) the decline in the current selling prices of television stations; (c) the decline in local and national advertising revenues excluding political advertising revenue; and (d) the decline in the operating profit margins of some of our stations. We did not record a similar impairment expense in the prior year.
     Interest expense. Interest expense decreased $13.1 million, or 20%, to $54.1 million for 2008 compared to 2007. This decrease is primarily attributable to lower average debt balances in 2008 compared to 2007 and lower average interest rates. The total average debt balance was $868.3 million and $913.0 million for 2008 and 2007, respectively. The average interest rates were 5.9% and 7.1% for 2008 and 2007, respectively. These average interest rates are for the respective period and not the respective ending balance sheet dates. They include the effects of our interest rate swap agreements.
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
     Income tax expense or benefit. The effective tax rate increased to 35.5% for 2008 from 35.1% for 2007. The effective tax rates differ from the statutory rate due to the following items:

	Year Ended December 31,
	2008	2007
Statutory tax rate	35.0%	35.0%
State income taxes	3.7%	4.1%
Change in valuation allowance	0.1%	(1.2)%
Reserve for uncertain tax positions	(0.2)%	(2.8)%
Goodwill impairment	(3.0)%	0.0%
Other	(0.1)%	0.0%

	35.5%	35.1%

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006 (“2006”)
     Revenues. Total revenues decreased $24.8 million, or 7%, to $307.3 million reflecting reduced cyclical political advertising revenues. Political advertising revenues decreased $34.9 million, or 82% to $7.8 million reflecting the cyclical influence of the 2006 elections. Local advertising revenues, excluding political advertising revenues, increased $8.4 million, or 4%, to $200.7 million. National advertising revenues, excluding political advertising revenues, decreased $1.1 million, or 1%, to $77.4 million. Internet advertising revenues, excluding political advertising revenues, increased $1.9 million, or 25%, to $9.5 million reflecting increased website traffic and internet sales initiatives in each of our markets. Network compensation revenue decreased $0.3 million, or 29%, to $0.8 million due to lower revenue from network affiliation agreements that were renewed in recent years. The decrease in political advertising revenues was partially offset by an increase of $2.0 million in non-political advertising revenue resulting from operating WNDU-TV for 12 months in 2007 compared to 10 months in 2006. We acquired WNDU-TV in 2006. The decrease in political advertising revenues was also partially offset by increased non-political advertising revenue from our expanded digital second channels.
     Operating expenses. Broadcast expenses (before depreciation, amortization and loss on disposal of assets) increased $8.2 million, or 4%, to $199.7 million due primarily to increases in the operating expenses of our primary channels totaling $5.1 million which primarily reflects routine increases in payroll, programming and promotion costs. Approximately $578,000 of this increase was the result of our operation of WNDU-TV for 12 months in 2007, compared to 10 months in 2006. The remaining $3.1 million increase is the result of additional costs associated with the expansion of the number of our digital second channels to 40 during 2007 as described above.
     Corporate and administrative expenses. Corporate and administrative expenses, before depreciation, amortization and (gain) loss on disposal of assets were unchanged, totaling $15.1 million in each of 2007 and 2006. During 2007, corporate payroll expenses increased by $479,000 compared to 2006 due primarily to routine compensation increases. The increase in payroll costs was largely offset by decreases of $447,000 in professional and other services. Corporate and administrative expenses included non-cash stock-based compensation expense during 2007 and 2006 of $1.2 million and $1.1 million, respectively.

     Depreciation. Depreciation of property and equipment increased $4.5 million, or 13%, to $38.6 million for 2007 as compared to 2006, respectively. The increase in depreciation was due to acquired stations and newly acquired equipment.
     Amortization of intangible assets. Amortization of intangible assets decreased $1.7 million, or 66%, to $0.8 million for 2007 as compared to 2006. The decrease in amortization expense was due to definite lived intangible assets of stations acquired in prior years, becoming fully amortized, partially offset by amortization of intangible assets acquired with the purchase of WNDU-TV in 2006.
     Interest expense. Interest expense increased $0.4 million, or 1%, to $67.2 million for 2007 compared to 2006. This increase is primarily attributable to higher average debt balances in 2007 compared to 2006 partially offset by lower average interest rates. The total average debt balance was $913.0 million and $814.8 million for 2007 and 2006, respectively. The average interest rates were 7.1% and 7.5% for 2007 and 2006, respectively. These average interest rates are for the respective period and not the respective ending balance sheet dates. They include the effects of our interest rate swap agreements.
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
     Income tax expense. The effective tax rate decreased to 35.1% for 2007 from 45.6% for 2006. The effective tax rates differ from the statutory rate due to the following items:

	Year Ended December 31,
	2007	2006
Statutory tax rate	35.0%	35.0%
State income taxes	4.1%	6.2%
Change in valuation allowance	(1.2)%	1.0%
Reserve for uncertain tax positions	(2.8)%	0.0%
Other	0.0%	3.4%

	35.1%	45.6%

Liquidity and Capital Resources
General
     The following tables present data that we believe is helpful in evaluating our liquidity and capital resources (in thousands):

	Year Ended December 31,
	2008	2007
Net cash provided by operating activities	$73,675	$28,360
Net cash used in investing activities	(16,340)	(25,662)
Net cash (used in) provided by financing activities	(42,024)	7,899

Increase in cash and cash equivalents	$15,311	$10,597

	December 31,
	2008	2007
Cash and cash equivalents	$30,649	$15,338
Long-term debt including current portion	$800,380	$925,000
Preferred stock	$92,183	$—
Borrowing ability under our senior credit facility	$12,262	$38,189
     We file a consolidated federal income tax return and such state or local tax returns as are required. Although we may earn taxable operating income in future years, as of December 31, 2008, we anticipate that through the use of our available loss carryforwards we will not pay significant amounts of federal income taxes in the next several years. However, we estimate that we will pay state income taxes in certain states over the next several years.
     We believe that current cash balances, cash flows from operations and any available funds under the revolving credit line of our senior credit facility will be adequate to provide for our capital expenditures, debt service and working capital requirements. However, our senior credit facility contains restrictive covenants that include a leverage ratio test. As of December 31, 2008, we are in compliance with all covenants under the senior credit facility. In the future, if we are unable to maintain compliance with these covenants, including the leverage ratio test, we would use reasonable efforts to seek an amendment or waiver to our senior credit facility. However, in such circumstances, we could provide no assurances that any amendment or waiver would be obtained nor of its terms. On March 31, 2009, we amended our senior credit facility. For details of the amendment, see Note N. “Subsequent Event — Long-term Debt Amendment” included elsewhere herein for discussion of the amended terms.
     We did not fund the Series D Perpetual Preferred Stock cash dividend payment due on January 15, 2009 that had accumulated for the fourth quarter of 2008. If three consecutive cash dividends payments with respect to the Series D Perpetual Preferred Stock remain unfunded the dividend rate will increase from 15% per annum to 17% per annum. While any Series D Perpetual Preferred Stock dividend payments are in arrears, we are prohibited from repurchasing, declaring and/or paying any cash dividend with respect to any equity securities having liquidation preferences equivalent to or junior in ranking to the liquidation preferences of the Series D Perpetual Preferred Stock including our common stock and Class A common stock. We can provide no assurances when any future cash payments will be made on any accumulated and unpaid Series D Perpetual Preferred Stock cash dividends presently in arrears or that become in arrears in the future. See Note G. “Preferred Stock” of our audited consolidated financial statements included elsewhere herein for further information concerning the Series D Perpetual Preferred Stock.

     Under the revolver portion of our senior credit facility, the maximum credit available under the facility is $100.0 million. The amount that we can draw upon the revolver is limited by the restrictive covenants of our senior credit facility and our Series D Perpetual Preferred Stock. As of December 31, 2008 and 2007 and pursuant to these restrictive covenants, we could have drawn $12.3 million and $38.2 million, respectively, of the $100 million maximum amount under the agreement.
     We do not believe that inflation has had a significant impact on our results of operations nor is inflation expected to have a significant effect upon our business in the near future.
     Net cash provided by operating activities increased $45.3 million to $73.7 million for 2008 compared to net cash provided of $28.4 million for the prior year. The increase in cash provided by operations was due primarily to several factors including: an increase in revenues of $19.9 million; a decrease in corporate expenses of $1.0 million and a net change in current operating assets and liabilities of $5.3 million.
     Net cash used in investing activities decreased $9.4 million to $16.3 million for 2008 compared to $25.7 million for the prior year. The decrease in cash used in investing activities was largely due to decreases in capital expenditures for 2008 of $8.5 million.
     Net cash (used in) provided by financing activities decreased $49.9 million to a use of $42.0 million for 2008 compared to an amount provided of $7.9 million for the prior year. This decrease was due primarily to the repayment of our senior credit facility partially offset by issuance of our Series D Perpetual Preferred Stock in 2008 compared to our acquisition-related borrowing activities in 2007.
Issuance of Series D Perpetual Preferred Stock in 2008
     On June 26, 2008, we issued 750 shares of perpetual preferred stock to a group of private investors. This preferred stock was designated Series D Perpetual Preferred Stock. The no par value Series D Perpetual Preferred Stock has a liquidation value of $100,000 per share for a total liquidation value of $75.0 million. The issuance of the Series D Perpetual Preferred Stock generated net cash proceeds of approximately $68.6 million, after a 5.0% original issue discount, transaction fees and expenses. We used $65.0 million of the net cash proceeds to voluntarily prepay a portion of the outstanding balance under our term loan portion of our senior credit facility and used the remaining $3.6 million for general corporate purposes which included the payment of $635,000 of accrued interest. The $6.4 million of original issue discount, transaction fees and expenses will be accreted over a seven-year period ending June 30, 2015.
     On July 15, 2008, we issued an additional 250 shares of our Series D Perpetual Preferred Stock to a group of private investors and generated net cash proceeds of approximately $23.0 million, after a 5.0% original issue discount, transaction fees and expenses. We used the net cash proceeds to make an additional $23.0 million voluntary prepayment on the outstanding balance of our term loan portion of our senior credit facility. The $2.0 million of original issue discount, transaction fees and expenses will be accreted over a seven-year period ending June 30, 2015.
     See Note G. “Preferred Stock” of our audited consolidated financial statements included elsewhere herein for further information concerning the Series D Perpetual Preferred Stock.
Refinancing of Existing Long-term Debt and the Redemption of the Series C Preferred Stock in 2007
     On March 19, 2007, we refinanced our then outstanding senior credit facility. The new senior credit facility had a total credit commitment of $1.025 billion consisting of a $100.0 million revolving facility and a $925.0 million institutional term loan facility. The revolving facility matures on March 19, 2014 and the term loan facility matures on December 31, 2014. In addition, the term loan facility will require quarterly installments of principal repayments equal to 0.25% of the total commitment beginning March 31, 2008. No permanent reductions to the revolving credit facility commitment will be required prior to the final maturity date of that facility.
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
     In addition to the draws on our senior credit facility related to our refinancing described above, we made additional drawdowns under our senior credit facility during 2007 for working capital needs which were repaid as of December 31, 2007.
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
     Presented below are the ranges of applicable margins available to us based on our performance in comparison with the terms as defined in the new senior credit facility:

	Applicable Margin for	Applicable Margin for
	Base Rate Advances	LIBOR Advances
Revolving Credit Facility	0.00% – 0.25%	0.625% – 1.50%

Term Loan Facility	0.25%	1.50%
     In addition, under our new senior credit facility, we pay a commitment fee on the average daily unused portion of the revolving credit facility ranging from 0.20% to 0.50% on an annual basis.
     The amount outstanding under our senior credit facility as of December 31, 2008 and 2007 was comprised solely of the term loan facility. The revolving credit facility did not have an outstanding balance as of December 31, 2008 and 2007. The weighted average interest rate on the balance outstanding under the senior credit facility at December 31, 2008 and 2007 was 4.8% and 6.7%, respectively. These rates are as of the period end and do not include the affects of our interest rate swap agreements. Including the affects of our interest rate swap agreements, the weighted average interest rate on the balance outstanding under the senior credit facility at December 31, 2008 and 2007 was 5.6% and

6.9%, respectively. As of December 31, 2008 and 2007, the commitment fee was 0.375% and 0.500%, respectively, on the available credit commitment under the senior credit facility.
     The collateral for our new senior credit facility consists of substantially all of our and our subsidiaries’ assets, excluding real estate. In addition, our subsidiaries are joint and several guarantors (“the Subsidiary Guarantors”) of the obligations and our ownership interests in our subsidiaries are pledged to collateralize the obligations. The new senior credit facility contains affirmative and restrictive covenants that we must comply with, including but not limited to (a) limitations on additional indebtedness, (b) limitations on liens, (c) limitations on amendments to our by-laws and articles of incorporation, (d) limitations on mergers and the sale of assets, (e) limitations on guarantees, (f) limitations on investments and acquisitions, (g) limitations on the payment of dividends and the redemption of our capital stock, (h) maintenance of a specified leverage ratio not to exceed certain maximum limits, (i) limitations on related party transactions, (j) limitations on the purchase of real estate, (k) limitations on entering into multiemployer retirement plans, as well as other customary covenants for credit facilities of this type. As of December 31, 2008, we were in compliance with these covenants.
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
Retirement Plan
     We have three defined benefit pension plans. Two of these plans were assumed by us as a result of our acquisitions and are frozen plans. Our active defined benefit pension plan, which we consider to be our primary pension plan, covers substantially all our full-time employees. Retirement benefits are based on years of service and the employees’ highest average compensation for five consecutive years during the last ten years of employment. Our funding policy is consistent with the funding requirements of existing federal laws and regulations under the Employee Retirement Income Security Act of 1974.
     A discount rate is selected annually to measure the present value of the benefit obligations. In determining the selection of a discount rate, we estimated the timing and amounts of expected future benefit payments and applied a yield curve developed to reflect yields available on high-quality bonds. The yield curve is based on an externally published index specifically designed to meet the criteria of generally accepted accounting principals in the United States of America (“U.S. GAAP”). The discount rate selected for determining benefit obligations as of December 31, 2008 was 5.79% which reflects the results of this yield curve analysis. The discount rate used for determining benefit obligations as of December 31, 2007 was 6.10%. Our assumption regarding expected return on plan assets reflects asset allocations, investment strategy and the views of investment managers, as well as historical experience. We use an assumed return of 7.00% for our invested pension assets. Actual asset returns for these trusts decreased in value 25.28% in 2008 and an increased in value 6.57% in 2007. Other significant assumptions include inflation, salary growth, retirement rates and mortality rates. Our inflation assumption is based on an evaluation of external market indicators. The salary growth assumptions reflect our long-term actual experience, the near-term outlook and assumed inflation. Compensation increases over the latest five-year period have been in line with assumptions. Retirement and mortality rates are based on actual plan experience.

     During 2008 and 2007, we contributed $2.9 million and $3.1 million, respectively, to all three of our pension plans and we anticipate making a contribution of $4.3 million in 2009.
     See Note J. “Retirement Plans” of our audited consolidated financial statements included elsewhere herein for further information concerning the retirement plans.
Off-Balance Sheet Arrangements
     Operating Commitments
     We have various operating lease commitments for equipment, land and office space. We also have commitments for various syndicated television programs.
     We have two types of syndicated television program contracts: first run programs and off network reruns. The first run programs are programs such as Oprah and the off network programs are programs such as Friends. A difference between the two types of syndicated television programming is that the first run programs have not been produced at the time the contract is signed and the off network programs have been produced. For all syndicated television contracts we record an asset and corresponding liability for payments to be made for the entire “off network” contract period and for only the current year of the “first run” contract period. Only the payments in the current year of the “first run” contracts are recorded on the current balance sheet, because the programs for the later years of the contract period have not been produced and delivered.
     Obligation to UK
     On October 12, 2004, the University of Kentucky (“UK”) jointly awarded a sports marketing agreement to us and Host Communications, Inc. (“Host”). The agreement with UK commenced on April 16, 2005 and has an initial term of seven years with the option to extend for three additional years.
     On July 1, 2006, the terms between us and Host concerning the UK sports marketing agreement were amended. The amended agreement provides that we will share in profits in excess of certain amounts specified by the agreement, if any, but not losses. The agreement also provides that we would separately retain all local broadcast advertising revenue and pay all local broadcast expenses for activities under the agreement. Under the amended agreement, Host agreed to make all license fee payments to UK. However, if Host is unable to pay the license fee to UK, we will then pay the unpaid portion of the license fee to UK. As of December 31, 2008, the aggregate license fees to be paid by Host to UK over the remaining portion of the full ten-year term (including optional three additional years) for the agreement is approximately $53.1 million. If advances are made by us on behalf of Host, Host will then reimburse us for the amount paid within 60 days subsequent to the close of each contract year which ends on June 30th. Host has also agreed to pay interest on any advance at a rate equal to the prime rate. As of December 31, 2008 and 2007, we had not advanced any amounts to UK on behalf of Host under this agreement.
     Host was formerly a wholly owned subsidiary of TCM, a related party. During November of 2007, TCM sold all of its interest in Host to IMG Worldwide, Inc. (“IMG”), an unrelated party. As of December 31, 2007, we no longer consider Host to be a related party.

Tabular Disclosure of Contractual Obligations as of December 31, 2008
     The following table aggregates our material expected contractual obligations and commitments as of December 31, 2008 (in thousands):

	Payment due by period
		Less than			More than
		1 Year	1-3 Years	3-5 Years	5 Years
Contractual Obligations	Total	2009	2010-2011	2012-2013	after 2013
Contractual obligations recorded in our balance sheet as of December 31 2008:
Long-term debt obligations (1)	$800,380	$8,085	$16,170	$16,170	$759,955
Dividends currently accrued (2)	3,000	3,000	—	—	—
Purchase obligations currently accrued (3)	3,651	3,651	—	—	—
Programming obligations currently accrued (4)	16,770	15,236	1,278	256	—
Interest rate swap agreements (5)	24,611	14,767	9,844	—	—
Acquisition related liabilities(6)	2,595	901	1,440	254	—

Off-balance sheet arrangements as of December 31 2008:
Cash interest on long-term debt obligations (7)	290,611	54,029	106,421	104,238	25,923
Operating lease obligations (8)	7,976	1,262	1,928	1,193	3,593
Dividends not currently accrued (9)	72,000	12,000	30,000	30,000	unknown
Programming obligations not currently accrued (10)	29,436	4,688	21,348	3,400	—
Obligation to UK (11)	53,064	7,638	15,651	16,475	13,300

Total	$1,304,094	$125,257	$204,080	$171,986	$802,771

(1)	“Long-term debt obligations” represent the current and all future payment obligations under long-term borrowings referenced in FASB SFAS No. 47 “Disclosure of Long-Term Obligations,” as may be modified or supplemented. This obligation consists of obligations under our senior credit facility. These amounts are recorded as liabilities as of the current balance sheet date. As of December 31, 2008, the interest rate on the balance outstanding under the senior credit facility was 5.6%.

(2)	“Dividends currently accrued” represent Series D Perpetual Preferred dividends accrued in 2008 and payable in subsequent periods.

(3)	“Purchase obligations currently accrued” generally represent payment obligations for DTV equipment. It is our policy to accrue for these obligations when the equipment is received and the vendor has completed the work required by the purchase agreement. These amounts are recorded as liabilities as of the current balance sheet date.

(4)	“Programming obligations currently accrued” represent obligations for syndicated television programming whose license period has begun and the product is available. These amounts are recorded as liabilities as of the current balance sheet date.

(5)	“Interest rate swap agreements” represent certain contracts that allow us to fix the interest rate on a portion of our long-term debt balance. We have estimated obligations associated with these contracts. Although the fair value of these contracts can fluctuate significantly based on market interest rates, the amounts in the table are estimated settlement amounts and estimated settlement dates. These amounts are recorded as liabilities as of the current balance sheet date.

(6)	“Acquisition related liabilities” represent certain obligations associated with acquisitions of television stations that were completed in prior years. These amounts are recorded as liabilities as of the current balance sheet date.

(7)	“Cash interest on long-term debt obligations” represents estimated interest expense on long-term debt obligations based upon the average debt balances expected in the future and computed using the average interest rates for 2008. As of December 31, 2008, our interest rate on the balance outstanding under the senior credit facility and including the effects of our interest rate swap agreements was 5.9%.

(8)	“Operating lease obligations” represent payment obligations under non-cancelable lease agreements classified as operating leases and disclosed pursuant to SFAS No. 13, “Accounting for Leases,” as may be modified or supplemented. These amounts are not recorded as liabilities as of the current balance sheet date.

(9)	“Dividends not currently accrued” represent Series D Perpetual Preferred Stock dividends for future periods and assumes that the $100 million of Series D Perpetual Preferred Stock remains outstanding in future periods with a dividend rate of 15%. For the column headed “More than 5 years after 2014,” we can-not estimate a dividend amount due to the Series D Perpetual Stock being perpetual.

(10)	“Programming obligations not currently accrued” represent obligations for syndicated television programming whose license period has not yet begun or the product is not yet available. These amounts are not recorded as liabilities as of the current balance sheet date.

(11)	“Obligation to UK” represents total obligations and excluding any potential revenues under a sports marketing agreement awarded jointly to us and Host. These amounts are not recorded as liabilities as of the current balance sheet date. See “Off-Balance Sheet Arrangements” immediately preceding this table for additional information concerning this obligation.
     Estimates of the amount, timing and future funding obligations under our pension plans include assumptions concerning, among other things, actual and projected market performance of plan assets, investment yields, statutory requirements and demographic data for pension plan participants. Pension plan funding estimates are therefore not included in the table above because the timing and amounts of funding obligations for all future periods cannot be reasonably determined. We expect to contribute approximately $4.3 million in total to our active pension plan and the acquired pension plans during 2009.
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
Valuation of Broadcast Licenses
     As of December 31, 2008, the book value of our broadcast licenses and goodwill was approximately $819.0 billion and $170.5 million, respectively. During 2008, we recorded a non-cash impairment expense of $338.7 million resulting from a write down of $98.6 million in the carrying value of our goodwill and a write down of $240.1 million in the carrying value of our broadcast licenses. See Note L. “Goodwill and Intangible Assets” of our audited consolidated financial statements included elsewhere herein for further information concerning the impairment expense recorded in 2008.
     Broadcast licenses of television stations acquired prior to January 1, 2002 were valued using a residual basis methodology (analogous to “goodwill”) where the excess of the purchase price over the fair value of all identified tangible and intangible assets was attributed to the broadcast license. This residual basis approach will generally produce higher valuations of broadcast licenses when compared to applying an income method as discussed below. The book value for these broadcast licenses was approximately $341.0 million as of December 31, 2008.
     We value the broadcast licenses of any television station acquired after December 31, 2001 using an income approach. Under this approach, a broadcast license is valued based on analyzing the estimated after-tax discounted future cash flows of the station, assuming an initial hypothetical start-up operation maturing into an average performing station in a specific television market and giving consideration to other relevant factors such as the technical qualities of the broadcast license and the number of competing broadcast licenses within that market. This income approach will generally produce lower valuations of broadcast licenses when compared to applying a residual method as discussed above. The book value for these broadcast licenses was approximately $478.0 million as of December 31, 2008.
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
     To estimate the fair value of our reporting units we utilize a discounted cash flow model. We believe that a discounted cash flow analysis is the most appropriate methodology to test the carrying value of long-term assets with a demonstrated long-lived / enduring franchise value. We believe the results of the discounted cash flow and market multiple approaches provide reasonable estimates of the fair value of our reporting units because these approaches are based on our actual results and best estimates of 2009 annual performance, as well as considering a number of other factors, including but not limited to, future market revenue growth, market revenue shares and operating profit margins in future periods. We have consistently used these approaches in determining the value of our goodwill. We also consider a market approach utilizing market multiples to corroborate the discounted cash flow analysis. We believe that this methodology is consistent with the approach that any strategic market participant would utilize if they were to value one of our television stations.
     We also give consideration to our market capitalization. During 2008, we experienced a decline in our market capitalization due to a decline in our stock price. As of December 31, 2008, our market capitalization was less than our book value and it remains less than book value as of the date of this filing. We believe the decline in our stock price has, in part, been influenced by the current national credit crises and national economic recession. We believe that it is appropriate to view the current credit crisis and recession as relatively temporary in relation to reporting units that have demonstrated long-lived / enduring franchise value. Accordingly, we believe that a variance between market capitalization and fair value can exist and that difference could be significant at points in time due to intervening macroeconomic influences.
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

     We have acquired a total of 19 television stations since 2002. The methodology we used to value these stations was based on our evaluation of the broadcast licenses acquired and the characteristics of the markets in which they operated. Given our assumptions and the specific attributes of the stations we acquired during 2002 through 2008, we ascribed no incremental value to the incumbent network affiliation relationship in each market beyond the cost of negotiating a new agreement with another network and the value of any terms of the affiliation agreement that were more favorable or unfavorable than those generally prevailing in the market.
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
     The following table reflects the hypothetical impact of the hypothetical reassignment of value from broadcast licenses to network affiliations for all our prior acquisitions (the first acquisition being in 1994) and the resulting increase in amortization expense assuming a hypothetical 15-year amortization period (in thousands, except per share data):

		Percentage of Total
		Value reassigned to
		Network
	As	Affiliation Agreements
	Reported	50%	25%
Balance Sheet (As of December 31, 2008):
Broadcast licenses	$818,981	$487,969	$653,475
Other intangible assets, net (including network affiliation agreements)	1,893	332,905	167,399
Statement of Operations (For the year ended December 31, 2008):
Amortization of intangible assets	792	37,884	19,338
Operating loss	(258,895)	(295,987)	(277,441)
Net loss	(202,016)	(224,642)	(213,329)
Net loss available to common stockholders	(208,609)	(231,235)	(219,922)
Net loss available to common stockholders, per share — basic and diluted	$(4.32)	$(4.79)	$(4.55)
     In future acquisitions, the valuation of the network affiliations may differ from the values of previous acquisitions due to the different characteristics of each station and the market in which it operates.

Income Taxes
     We have approximately $220.5 million in federal operating loss carryforwards, which expire during the years 2020 through 2028. Additionally, we have an aggregate of approximately $272.8 million of various state operating loss carryforwards. We project taxable income in the carryforward periods. Therefore, we believe that it is more likely than not that the federal net operating loss carryforwards will be fully utilized.
     A valuation allowance has been provided for a portion of the state net operating loss carryforwards. We believe that it will not meet the more likely than not threshold in certain states due to the uncertainty of generating sufficient income. Therefore, the state valuation allowance at December 31, 2008 and 2007 was $4.6 million and $5.2 million, respectively.
Recent Accounting Pronouncements
     Various authoritative accounting organizations have issued accounting pronouncements that we will be required to adopt at a future date. Either we have reviewed these pronouncements and concluded that their adoption will not have a material affect upon our liquidity or results of operations or we are continuing to evaluate the pronouncements. See Note A. “Description of Business and Summary of Significant Accounting Policies” of our audited consolidated financial statements included elsewhere herein for further discussion of recent accounting principles.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
     Based on the our floating rate debt outstanding at December 31, 2008, a 100 basis point increase in market interest rates would increase our interest expense and decrease our income before income taxes for the year by approximately $4.0 million. The estimated fair value of our total long-term debt at December 31, 2008 was approximately $312.1 million, which was approximately $488.2 million less than its carrying value. Fair market values are determined from quoted market prices where available or based on estimates made by investment bankers.

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
     In connection with the preparation of our annual consolidated financial statements, management has undertaken an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.
     Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2008.
     The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by McGladrey & Pullen, LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
Gray Television, Inc.
We have audited the accompanying consolidated balance sheets of Gray Television, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in Item 15(a). We also have audited Gray Television, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Gray Television, Inc.’s management is responsible for these financial statements, the financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements, the financial statement schedule and an opinion on the company’s internal control over financial reporting based on our audits.
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
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gray Television, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole; presents fairly in all material respects the information set forth therein. Further in our opinion Gray Television, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
As discussed in Notes A and I to the consolidated financial statements, in 2007 the Company changed its method of accounting for uncertainty in income taxes and in 2006 the Company changed its method of accounting for share-based compensation and pension and other post retirement plans.
/s/ McGladrey & Pullen, LLP
Ft. Lauderdale, Florida
March 31, 2009

GRAY TELEVISION, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,
	2008	2007
Assets:
Current assets:
Cash and cash equivalents	$30,649	$15,338
Accounts receivable, less allowance for doubtful accounts of $1,543 and $1,303, respectively	54,685	63,070
Current portion of program broadcast rights, net	10,092	10,489
Deferred tax asset	1,830	1,450
Marketable securities	1,384	4,177
Prepaid and other current assets	3,167	3,483

Total current assets	101,807	98,007

Property and equipment, net	162,903	173,039
Deferred loan costs, net	2,850	3,325
Broadcast licenses	818,981	1,059,066
Goodwill	170,522	269,118
Other intangible assets, net	1,893	2,685
Investment in broadcasting company	13,599	13,599
Other	5,710	7,130

Total assets	$1,278,265	$1,625,969

See accompanying notes.

GRAY TELEVISION, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,
	2008	2007
Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$11,515	$7,978
Employee compensation and benefits	9,603	11,620
Accrued interest	9,877	15,879
Other accrued expenses	9,128	5,772
Dividends payable	3,000	1,445
Federal and state income taxes	4,374	3,757
Current portion of program broadcast obligations	15,236	13,963
Acquisition related liabilities	980	980
Deferred revenue	10,364	5,491
Current portion of long-term debt	8,085	9,250

Total current liabilities	82,162	76,135

Long-term debt, less current portion	792,295	915,750
Program broadcast obligations, less current portion	1,534	1,889
Deferred income taxes	143,975	262,778
Deferred revenue	3,310	3,911
Accrued pension costs	18,782	6,808
Other	26,917	20,853

Total liabilities	1,068,975	1,288,124

Commitments and contingencies (Note K)

Preferred stock, no par value; cumulative; redeemable; designated 1.00 shares, issued and outstanding 1.00 and 0.00 shares, respectively ($100,000 and $0 aggregate liquidation value, respectively)	92,183	—

Stockholders’ equity:
Common stock, no par value; authorized 100,000 shares, issued 47,179 shares and 46,173 shares, respectively	452,289	448,459
Class A common stock, no par value; authorized 15,000 shares, issued 7,332 shares	15,321	15,321
Accumulated deficit	(263,532)	(50,560)
Accumulated other comprehensive loss, net of income tax benefit	(24,458)	(13,047)

	179,620	400,173
Treasury stock at cost, common stock, 4,655 shares and 3,772 shares, respectively	(40,115)	(39,930)
Treasury stock at cost, Class A common stock, 1,579 shares	(22,398)	(22,398)

Total stockholders’ equity	117,107	337,845

Total liabilities and stockholders’ equity	$1,278,265	$1,625,969

See accompanying notes.

GRAY TELEVISION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per share data)

	Year Ended December 31,
	2008	2007	2006
Revenues (less agency commissions)	$327,176	$307,288	$332,137
Operating expenses:
Operating expenses before depreciation, amortization, impairment, and (gain) loss on disposal of assets, net	199,572	199,687	191,502
Corporate and administrative	14,097	15,090	15,097
Depreciation	34,561	38,558	34,073
Amortization of intangible assets	792	825	2,453
Impairment of goodwill and broadcast licenses	338,681	—	—
(Gain) loss on disposals of assets, net	(1,632)	(248)	1,021

	586,071	253,912	244,146

Operating income (loss)	(258,895)	53,376	87,991
Other income (expense):
Miscellaneous income (expense), net	(53)	972	677
Interest expense	(54,079)	(67,189)	(66,787)
Loss on early extinguishment of debt	—	(22,853)	(347)

Income (loss) from continuing operations before income taxes	(313,027)	(35,694)	21,534
Income tax (benefit) expense	(111,011)	(12,543)	9,823

Net (loss) income	(202,016)	(23,151)	11,711
Preferred dividends (includes accretion of issuance cost of $576, $439 and $111, respectively)	6,593	1,626	3,247

Net (loss) income available to common stockholders	$(208,609)	$(24,777)	$8,464

Basic per share information:
Net (loss) income available to common stockholders	$(4.32)	$(0.52)	$0.17

Weighted average shares outstanding	48,302	47,788	48,408

Diluted per share information:
Net (loss) income available to common stockholders	$(4.32)	$(0.52)	$0.17

Weighted average shares outstanding	48,302	47,788	48,425

Dividends declared per share	$0.09	$0.12	$0.12
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

See accompanying notes.

GRAY TELEVISION, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (Continued)
(in thousands, except for number of shares)

										Accumulated
	Class A					Class A		Common		Other
	Common Stock		Common Stock		Accumulated	Treasury Stock		Treasury Stock		Comprehensive
	Shares	Amount	Shares	Amount	Deficit	Shares	Amount	Shares	Amount	Income (Loss)	Total
Balance at December 31, 2007	7,331,574	$15,321	46,173,347	$448,459	$(50,560)	(1,578,554)	$(22,398)	(3,771,550)	$(39,930)	$(13,047)	$337,845

Net loss	—	—	—	—	(202,016)	—	—	—	—	—	(202,016)
Loss on derivatives, net of income tax	—	—	—	—	—	—	—	—	—	(4,262)	(4,262)
Adjustment to pension liability, net of income tax										(7,149)	(7,149)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	(213,427)
Common stock cash dividends ($0.09) per share	—	—	—	—	(4,363)	—	—	—	—	—	(4,363)
Preferred stock dividends	—	—	—	—	(6,593)	—	—	—	—	—	(6,593)
Issuance of common stock:
401(k) plan	—	—	950,601	2,380	—	—	—	—	—	—	2,380
Directors’ restricted stock plan	—	—	55,000	—	—	—	—	—	—	—	—
Repurchase of common stock	—	—	—	—	—	—	—	(883,200)	(185)	—	(185)
Share-based compensation	—	—	—	1,450	—	—	—	—	—	—	1,450

Balance at December 31, 2008	7,331,574	$15,321	47,178,948	$452,289	$(263,532)	(1,578,554)	$(22,398)	(4,654,750)	$(40,115)	$(24,458)	$117,107

See accompanying notes.

GRAY TELEVISION, INC .
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2008	2007	2006
Operating activities
Net income (loss)	$(202,016)	$(23,151)	$11,711
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	34,561	38,558	34,073
Amortization of intangible assets	792	825	2,453
Amortization of deferred loan costs	475	967	2,269
Amortization of share-based awards	1,450	1,248	1,092
Write off loan acquisition costs from early extinguishment of debt	—	22,853	91
Impairment of goodwill and broadcast licenses	338,681	—	—
Amortization of program broadcast rights	16,070	15,194	14,234
Payments on program broadcast obligations	(13,968)	(14,101)	(13,530)
Common stock contributed to 401(K) Plan	2,380	2,242	1,513
Deferred revenue, network compensation	(604)	(300)	1,322
Deferred income taxes	(110,990)	(13,823)	8,976
(Gain) loss on disposal of assets, net	(1,632)	(248)	1,021
Payment for sports marketing agreement	—	(4,950)	—
Other	257	173	(58)
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	8,385	(2,089)	397
Other current assets	3,387	(3,169)	2,035
Accounts payable	2,162	2,082	1,093
Employee compensation, benefits and pension costs	(2,017)	288	1,577
Accrued expenses	870	(374)	(134)
Accrued interest	(6,001)	5,047	6,369
Income taxes payable	(282)	1,141	404
Deferred revenue other, including current portion	1,715	(53)	2,952

Net cash provided by operating activities	73,675	28,360	79,860

Investing activities
Acquisition of television businesses and licenses, net of cash acquired	—	(92)	(85,295)
Purchases of property and equipment	(16,289)	(24,834)	(41,139)
Proceeds from asset sales	703	290	198
Payments on acquisition related liabilities	(779)	(1,012)	(2,831)
Other	25	(14)	(238)

Net cash used in investing activities	(16,340)	(25,662)	(129,305)

Financing activities
Proceeds from borrowings on long-term debt	16,000	392,500	135,750
Repayments of borrowings on long-term debt	(140,621)	(318,500)	(76,727)
Deferred and other loan costs	—	(16,255)	—
Dividends paid, net of accreted preferred dividend	(8,825)	(7,709)	(6,756)
Proceeds from issuance of common stock	—	1,271	—
Proceeds from issuance of preferred stock	91,607	—	—
Purchase of common stock	(185)	(5,518)	(5,646)
Redemption of preferred stock	—	(31,400)	—
Redemption and purchase of preferred stock from related party	—	(6,490)	(1,750)

Net cash (used in) provided by financing activities	(42,024)	7,899	44,871

Net increase (decrease) in cash and cash equivalents	15,311	10,597	(4,574)
Cash and cash equivalents at beginning of period	15,338	4,741	9,315

Cash and cash equivalents at end of period	$30,649	$15,338	$4,741

See accompanying notes.

GRAY TELEVISION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A. Description of Business and Summary of Significant Accounting Policies
Description of Business
     Gray Television, Inc. is a television broadcast company headquartered in Atlanta, Georgia. As of December 31, 2008, we operated 36 television stations serving 30 markets. Seventeen of the stations are affiliated with CBS Inc., or “CBS,” ten of the stations are affiliated with the National Broadcasting Company, Inc., or “NBC,” eight of the stations are affiliated with the American Broadcasting Company, or “ABC”, one station is affiliated with FOX Entertainment Group, Inc., or “FOX.” In addition, we currently operate 38 digital second channels including one affiliated with ABC, four affiliated with FOX, seven affiliated with The CW Network, LLC (“CW”), 16 affiliated with Twentieth Television, Inc. (“MyNetworkTV”) and one affiliated with the Universal Sports Network plus eight local news/weather channels and one independent channel in certain of its existing markets. With 17 CBS affiliated stations, we are the largest independent owner of CBS affiliates in the country. Our operations consist of one reportable segment.
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

A. Description of Business and Summary of Significant Accounting Policies (Continued)
Barter Transactions
     We account for trade barter transactions involving the exchange of tangible goods or services with our customers. The revenue is recorded at the time the advertisement is broadcast and the expense is recorded at the time the goods or services are used. The revenue and expense associated with these transactions are based on the fair value of the assets or services received. Trade barter revenue and expense recognized by us for each of the years ended December 31, 2008, 2007 and 2006 is as follows (amounts in thousands):

	Year Ended December 31,
	2008	2007	2006
Trade barter revenue	$1,850	$2,256	$2,327
Trade barter expense	(1,892)	(2,116)	(2,410)

	$(42)	$140	$(83)

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
Advertising Expense
     We recorded advertising expense of $1.3 million, $1.8 million and $1.8 million for the years ended December 31, 2008, 2007 and 2006, respectively. In 2008, advertising expense decreased as a result of general cost reduction initiatives. In 2007 and 2006, advertising expense increased as a result of the acquisition of stations and the expansion of operations at existing stations through digital second channels.
Use of Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could materially differ from these estimated amounts which include impairment assessments of long-lived assets (including goodwill and indefinite lived intangibles), income tax liabilities, deferred tax assets and value of network affiliations.
Cash and Cash Equivalents
     Cash equivalents consist of highly liquid investments that are readily convertible to known amounts of cash and have a maturity of three months or less when purchased.

A. Description of Business and Summary of Significant Accounting Policies (Continued)
Marketable Securities
     Our marketable securities include commercial paper, corporate notes and bonds. All of our marketable securities are classified as trading securities and are reported as current assets at their estimated fair market values.
     The reported fair value is based on a variety of factors and assumptions including quoted market prices when available. Accordingly, the fair value may not represent actual value of the securities that could have been realized as of December 31, 2008, or that will be realized in the future and do not include expenses that could be incurred in an actual sale or settlement.
Allowance for Doubtful Accounts Receivable
     We record a provision for doubtful accounts based on a percentage of receivables. We recorded expenses for this allowance of $1.8 million, $1.0 million and $0.8 million for the years ended December 31, 2008, 2007 and 2006, respectively. We write-off accounts receivable balances when we determine that they have become uncollectible.
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

	December 31,
	2008	2007
Property and equipment:
Land	$22,452	22,342
Buildings and improvements	49,766	48,724
Equipment	296,013	278,402

	368,231	349,468
Accumulated depreciation	(205,328)	(176,429)

	$162,903	$173,039

Deferred Loan Costs
     Loan acquisition costs are amortized over the life of the applicable indebtedness using a straight-line method which approximates the effective interest method.
Asset Retirement Obligations
     We own office equipment, broadcasting equipment, other leasehold improvements and transmission towers, some of which are located on, or are housed in, leased property or facilities. At the conclusion of several of these leases we are legally obligated to dismantle, remove and otherwise properly dispose of and remediate the facility or property. We estimate our asset retirement obligation based upon the cash flows of the costs to be incurred and the net present value of those estimated amounts. The asset retirement obligation is recognized as a non-current liability and as a component of the cost of the related asset. Changes to our asset retirement obligation resulting from revisions to the timing or the amount of the original undiscounted cash flow estimates are recognized as an increase or decrease to the carrying amount of the asset retirement obligation and the related asset retirement cost capitalized as part of the related property, plant, or equipment. Changes in the asset retirement obligation resulting from accretion of the net present value of the estimated cash flows are recognized as operating expenses. We recognize depreciation expense of the capitalized cost over the estimated life of the lease. Our estimated obligations become due at varying times, during the years of 2009 through 2059. The liability recognized for our asset retirement obligations was approximately $507,000 and $407,000 as of December 31, 2008 and 2007, respectively. We recorded expenses of $28,000, $0 and $0, respectively related to our asset retirement obligations for the years ended December 31, 2008, 2007 and 2006, respectively.

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
Accounting for Derivatives (Continued)
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
     For the year ended December 31, 2008, approximately 19% and 10% of our broadcast revenue were obtained from advertising sales to automotive and restaurant customers, respectively. We experienced similar concentrations of revenue in the years ended December 31, 2007 and 2006. Although, our revenues can be affected by changes within these industries, this risk is in part mitigated by the diversity of companies from which these revenues are obtained. Furthermore, our large geographic operating area partially mitigates the effect of regional economic changes. However, during the year ended December 31, 2008, our overall revenues have been negatively impacted by the economic recession due to the breadth and severity of the recession.
     Our cash and cash equivalents are held by two major financial institutions; however, risk of loss is mitigated by the size, the financial health of the institution and intervention by the U.S. Government into the banking system in the current year.
Fair Value of Financial Instruments
     The estimated fair value of our long-term debt at December 31, 2008 and 2007 was $312.1 million and $857.9 million, respectively. These estimated fair market values of our long-term debt were based upon estimated market pricing levels provided by a financial institution. However given (i) our debt has a relatively limited number of market participants, relatively infrequent market trading and generally small dollar volume of actual trades and (ii) the current general disruption of the financial markets, management believes that the estimated market pricing levels as of December 31, 2008 may not be an accurate indicator of fair value. Based upon consideration of alternate valuation methodologies including our historic and projected future cash flows as well as historic private trading valuations of television stations and/or television companies, we believe that the estimated fair value of our long-term debt would more closely approximate the recorded book value of the debt as of December 31, 2008.
     The fair value of other financial instruments classified as current assets or liabilities approximates their carrying value due to their short term nature.

A. Description of Business and Summary of Significant Accounting Policies (Continued)
Earnings Per Share
     We compute earnings per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“EPS”). Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding during the period. The weighted-average number of common shares outstanding does not include unvested restricted shares. These shares, although classified as issued and outstanding, are considered contingently returnable until the restrictions lapse and will not be included in the basic earnings per share calculation until the shares are vested. Diluted earnings per share is computed by giving effect to all dilutive potential common shares, including restricted stock and stock options. The following table reconciles basic weighted average shares outstanding to diluted weighted average shares outstanding for the years ended December 31, 2008, 2007 and 2006 (in thousands):

	Year Ended December 31,
	2008	2007	2006
Weighted average shares outstanding — basic	48,302	47,788	48,408
Stock options, warrants, convertible preferred stock and restricted stock	—	—	17

Weighted average shares outstanding — diluted	48,302	47,788	48,425

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

	Year Ended December 31,
	2008	2007	2006
Antidilutive securities excluded from diluted earnings per share:
Employee stock options outstanding	1,949	864	1,818
Nonvested restricted stock outstanding	100	128	238
Shares issuable upon potential conversion of Series C Preferred Stock	—	—	2,899

Total	2,049	992	4,955

Investment in Broadcasting Company
     We have an investment in Sarkes Tarzian, Inc. (“Tarzian”) whose principal business is the ownership and operation of two television stations. The investment represents 33.5% of the total outstanding common stock of Tarzian (both in terms of the number of shares of common stock outstanding and in terms of voting rights), but such investment represents 73% of the equity of Tarzian for purposes of dividends, if paid, as well as distributions in the event of any liquidation, dissolution or other sale of Tarzian. This investment is accounted for under the cost method of accounting and reflected as a non-current asset. We have no commitment to fund operations of Tarzian and we have neither representation on Tarzian’s board of directors nor any other influence over Tarzian’s management. We

A. Description of Business and Summary of Significant Accounting Policies (Continued)
Investment in Broadcasting Company (Continued)
believe the cost method is appropriate to account for this investment given the existence of a single voting majority shareholder and the lack of management influence.
Valuation and Impairment Testing of Intangible Assets
     Approximately $1.0 billion, or 78%, of our total assets as of December 31, 2008 consist of unamortized intangible assets, principally broadcast licenses and goodwill.
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
     To estimate the fair value of our reporting units we utilize a discounted cash flow model. We believe that a discounted cash flow analysis is the most appropriate methodology to test the carrying value of long-term assets with a demonstrated long-lived / enduring franchise value. We believe the results of the discounted cash flow and market multiple approaches provide reasonable estimates of the fair value of our reporting units because these approaches are based on our actual results and best estimates of 2009 annual performance, as well as considering a number of other factors, including but not limited to, future market revenue growth, market revenue shares and operating profit margins in future periods. We have consistently used these approaches in determining the value of our goodwill. We also consider a market approach utilizing market multiples to corroborate the discounted cash flow analysis. We believe that this methodology is consistent with the approach that any strategic market participant would utilize if they were to value one of our television stations.
     We also give consideration to our market capitalization. During 2008, we experienced a decline in our market capitalization due to a decline in our stock price. As of December 31, 2008, our market capitalization was less than our book value and it remains less than book value as of the date of this filing. We believe the decline in our stock price has, in part, been influenced by the current national credit crisis and national economic recession. We believe that it is appropriate to view the current credit crisis and recession as relatively temporary in relation to reporting units that have demonstrated long-lived / enduring franchise value. Accordingly, we believe that a variance between market capitalization and fair value can exist and that difference could be significant at points in time due to intervening macroeconomic influences.

A. Description of Business and Summary of Significant Accounting Policies (Continued)
Related Party Transactions
     For the years ended December 31, 2008, 2007 and 2006, we made payments to Georgia Casualty and Surety Co. in the amounts of $183,000, $317,000 and $320,000, respectively, for insurance services provided. Mr. Hilton H. Howell, our Chairman and Chief Executive Officer and his affiliates have an ownership interest in Atlantic American Corporation, a publicly traded company, which was the parent company of Georgia Casualty and Surety Co. During 2008, Georgia Casualty and Surety Co. was sold to a party that is not related to Gray. The payments for 2008 are the total payments made for 2008. After 2008, we no longer consider Georgia Casualty and Surety Co. a related party.
     On December 23, 2008, Gray entered into a consulting contract with Mr. J. Mack Robinson where he agrees to consult and advise Gray with respect to its television stations and all related matters in connection with various proposed or existing television stations. In return for his services, Mr. J. Mack Robinson will receive annual compensation of $400,000 beginning as of January 1, 2009. Gray will review this arrangement with Mr. J. Mack Robinson at the end of one year to determine whether to extend, alter or terminate the arrangement. Mr. J. Mack Robinson served as Gray’s Chief Executive Officer until his resignation on August 20, 2008 and he continues to serve as a member of Gray’s Board of Directors and as Chairman emeritus. This consulting contract is filed as Exhibit 10.9 to this Annual Report as filed on Form 10-K.
Recent Accounting Pronouncements
     In September 2006 the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurement. SFAS 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under SFAS 157, fair value measurements are disclosed by level within that hierarchy. In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, which permits a one-year deferral for the implementation of SFAS 157 with regard to nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. Gray adopted SFAS 157 for the fiscal year beginning January 1, 2008, except for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis for which delayed application is permitted until our fiscal year beginning January 1, 2009. Upon the adoption of the remaining provisions of SFAS 157, we do not anticipate a material effect on our consolidated financial position, results of operations and cash flows.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 requires additional disclosures about the objectives of using derivative instruments, the method by which the derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and the effect of derivative instruments and related hedged items on financial position, financial performance, and cash flows. SFAS 161 also requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, or our quarter ended March 31, 2009. As this pronouncement is only disclosure-related, it will not have an impact on the financial position and results of operations. However, this pronouncement will require increased disclosures around our use of our only derivatives, interest rate swap contracts.

A. Description of Business and Summary of Significant Accounting Policies (Continued)
Recent Accounting Pronouncements (Continued)
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141(R)). SFAS 141(R), among other things, establishes principles and requirements for how the acquirer in a business combination (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired business, (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. We are required to adopt SFAS 141(R) for all business combinations for which the acquisition date is on or after January 1, 2009. Earlier adoption is prohibited. This standard will change the accounting treatment for business combinations on a prospective basis.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (SFAS 160). SFAS 160 establishes accounting and reporting standards for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. Minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. It also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary and requires expanded disclosures. This statement is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. We do not expect the adoption of this Statement will have a material impact on our consolidated financial position or results of operations.
     In April 2008, the FASB issued Staff Position (FSP) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (FSP FAS 142-3). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and should be applied prospectively to intangible assets acquired after the effective date. Early adoption is not permitted. FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives for intangible assets and should be applied to all intangible assets recognized as of, and subsequent to the effective date. The impact of FSP FAS 142-3 will depend on the size and nature of acquisitions on or after January 1, 2009.
     In May 2008, the FASB issued Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1). FSP APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. The resulting debt discount is amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The provisions of FSP APB 14-1 are required to be applied retrospectively to all periods presented. We are required to adopt FSP APB 14-1 beginning in the first quarter of 2009. As we had no convertible securities outstanding during any periods presented, there will not be an impact to our consolidated financial statements upon adoption of FSP APB 14-1.

A. Description of Business and Summary of Significant Accounting Policies (Continued)
Recent Accounting Pronouncements (Continued)
     In June 2008, the FASB issued Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1). FSP EITF 03-6 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, on a retrospective basis and will be adopted by the Company in the first quarter of 2009. We do not anticipate that the adoption of FSP EITF 03-6-1 will require a change in our calculation of EPS.
     In December 2008, the FASB issued Staff Position No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (FSP FAS 132(R)-1). FSP FAS 132(R)-1 requires more detailed disclosures about employers’ plan assets in a defined benefit pension or other postretirement plan, including employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets, and inputs and valuation techniques used to measure the fair value of plan assets. FSP FAS 132(R)-1 also requires, for fair value measurements using significant unobservable inputs (Level 3), disclosure of the effect of the measurements on changes in plan assets for the period. The disclosures about plan assets required by FSP FAS 132(R)-1 must be provided for fiscal years ending after December 15, 2009. As this pronouncement is only disclosure-related, it will not have an impact on our consolidated financial position and results of operations.
     In December 2007, the FASB issued Emerging Issues Task Force (EITF) Issue No. 07-1, “Accounting for Collaborative Arrangements” (EITF 07-1). EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. This Issue is effective for us beginning January 1, 2009, and will be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. We do not anticipate that the adoption of EITF 07-1 will have a material effect upon our consolidated financial position and results of our operations.
     In June 2008, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-5). EITF 07-5 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity’s own stock. It is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, which is our first quarter of 2009. We do not anticipate the adoption of EITF 07-5 will have a material impact on our consolidated results of operations, financial position, or cash flows.
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

B. Discontinued Operations (Continued)
     We received a distribution from TCM of $335,000 in 2006 related to the spinoff. This amount was allocated among our common stock and Class A common stock accounts during the year ended December 31, 2006.
C. Business Acquisitions
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

C. Business Acquisitions (Continued)
2006 Acquisition — WNDU-TV (Continued)
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

C. Business Acquisitions (Continued)
2006 Acquisition — WNDU-TV (Continued)
Pro Forma Operating Results (Unaudited)
     This unaudited pro forma operating data does not purport to represent what our actual results of operations would have been had we acquired WNDU-TV on January 1, 2006 and should not serve as a forecast of our operating results for any future periods. The pro forma adjustments are based solely upon certain assumptions that we believed were reasonable under the circumstances at that time. Unaudited pro forma operating data for the year ended December 31, 2006, is as follows (in thousands, except per common share data):

Pro Forma
December 31,
2006
(Unaudited)
Operating revenues	$334,722
Operating income	87,771
Income from continuing operations, net of income tax	11,301
Net income	11,301
Preferred dividends	3,247
Net income available to common stockholders	$8,054

Basic per share information:
Net income available to common stockholders	$0.17

Weighted average shares outstanding	48,408

Diluted per share information:
Net income available to common stockholders	$0.17

Weighted average shares outstanding	48,425

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

D. Marketable Securities (Continued)
     For the years ended December 31, 2008 and 2007, we recorded a mark-to-market expense of $383,000 and $88,000, respectively, reflecting a decrease in market value of our original investment. Our remaining balance in the Columbia Fund net of the mark-to-market adjustment as of December 31, 2008 and 2007 was $1.4 million and $6.3 million, respectively. As of December 31, 2008, the $1.4 million balance was recorded as current marketable security. As of December 31, 2007, $2.1 million was recorded as a cash equivalent and the remaining $4.2 million was recorded as a current marketable security.
     Columbia Management is in the process of liquidating the remainder of the Columbia Fund and is distributing cash to investors as quickly as practicable. For the years ended December 31, 2008 and 2007, we have received cash distributions of $4.5 million and $623,000, respectively. As of December 31, 2008 and 2007, each dollar invested had a market value of $0.83 and $0.99, respectively.
     During the years ended December 31, 2008 and 2007, we earned interest income of $116,000 and $78,000, respectively, from the Columbia Fund. We continue to earn interest income on our investment in the Columbia Fund.
     Fair value is based on quoted prices of similar assets in active markets. Valuation of these items does entail a significant amount of judgment and the inputs that are significant to the fair value measurement are Level 2 in the fair value hierarchy as defined in SFAS 157.
Subsequent Event
     In the quarter ended March 31, 2009, Columbia Management distributed a total of $1.4 million to us which represented our remaining investment in the Columbia Fund at market value. This final distribution approximated the market value of the investment recorded as of December 31, 2008.
E. Long-term Debt
     Long-term debt consists of the following (in thousands):

	December 31,
	2008	2007
Long-term debt:
Senior credit facility — current portion	$8,085	$9,250
Senior credit facility — long-term portion	792,295	915,750

Total long-term debt including current portion	$800,380	$925,000

Borrowing ability under our senior credit facility	$12,262	$38,189

E. Long-term Debt (Continued)
     The amount outstanding under our senior credit facility as of December 31, 2008 and 2007 was comprised solely of the term loan facility. The revolving credit facility did not have an outstanding balance as of December 31, 2008 and 2007. The weighted average interest rate on the balance outstanding under the senior credit facility at December 31, 2008 and 2007 was 4.8% and 6.7%, respectively. These rates are as of the period end and do not include the affects of our interest rate swap agreements. Including the effects of our interest rate swap agreements, the weighted average interest rate on the balance outstanding under the senior credit facility at December 31, 2008 and 2007 was 5.6% and 6.9%, respectively. As of December 31, 2008 and 2007, the commitment fee was 0.375% and 0.500%, respectively, on the available credit commitment under the senior credit facility.
     During the year ended December 31, 2008, we used proceeds from the issuances of our Series D Perpetual Preferred Stock to make voluntary payments totaling $88.0 million on our term loan facility. Also during the year ended December 31, 2008, we paid $8.6 million in regularly scheduled principal payments and additional voluntary payments of $28.0 million on our term loan facility.
     Under the senior credit facility, we can choose to pay interest at a rate equal to the London Interbank Offered Rate (“LIBOR”) rate plus a margin or at the lenders’ base rate, generally equal to the lenders’ prime rate, plus a margin. The applicable margin for our revolving credit facility varies based on our leverage ratio as defined in the loan agreement. Presented below are the ranges of applicable margins available to us based on our performance in comparison with the terms as defined in the new senior credit facility:

	Applicable Margin for	Applicable Margin for
	Base Rate Advances	LIBOR Advances
Revolving Credit Facility	0.00% – 0.25%	0.625% – 1.50%

Term Loan Facility	0.25%	1.50%
     Also under our senior credit facility, we pay a commitment fee on the average daily unused portion of the revolving credit facility ranging from 0.20% to 0.50% on an annual basis.
Collateral and Restrictions
     The collateral for our senior credit facility consists of substantially all of our and our subsidiaries’ assets, excluding real estate. In addition, our subsidiaries are joint and several guarantors (“the Subsidiary Guarantors”) of the obligations and our ownership interests in our subsidiaries are pledged to collateralize the obligations. The new senior credit facility contains affirmative and restrictive covenants that we must comply with, including but not limited to (a) limitations on additional indebtedness, (b) limitations on liens, (c) limitations on amendments to our by-laws and articles of incorporation, (d) limitations on mergers and the sale of assets, (e) limitations on guarantees, (f) limitations on investments and acquisitions, (g) limitations on the payment of dividends and the redemption of our capital stock, (h) maintenance of a specified leverage ratio not to exceed certain maximum limits, (i) limitations on related party transactions, (j) limitations on the purchase of real estate, (k) limitations on entering into multiemployer retirement plans, as well as other customary covenants for credit facilities of this type. As of December 31, 2008, we were in compliance with these covenants.

E. Long-term Debt (Continued)
Collateral and Restrictions (Continued)
     Under the revolver portion of our senior credit facility, the maximum credit available under the facility is $100.0 million. The amount that we can draw upon the revolver is limited by the restrictive covenants of our senior credit facility and our Series D Perpetual Preferred Stock. As of December 31, 2008 and 2007 and pursuant to these restrictive covenants, we could have drawn $12.3 million and $38.2 million, respectively, of the $100 million maximum amount under the agreement.
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
Refinancing of Senior Credit Facility and Redemption Transactions in 2007
     On March 19, 2007, we refinanced our previously existing senior credit facility. The new senior credit facility had an original total credit commitment of $1.025 billion consisting of a $100.0 million revolving facility and a $925.0 million institutional term loan facility. The revolving facility matures on March 19, 2014 and the term loan facility matures on December 31, 2014. In addition, the term loan facility requires quarterly installments of principal repayments equal to 0.25% of the total commitment beginning March 31, 2008. No permanent reductions to the revolving credit facility commitment will be required prior to the final maturity date of that facility.
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
     In addition to the draws on our senior credit facility related to our refinancing described above, we made additional draws under our senior credit facility during 2007 for working capital needs which were repaid as of December 31, 2007.

E. Long-term Debt (Continued)
9.25% Senior Subordinated Notes Retired in 2007
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
Loss on Early Extinguishment of Debt in 2007
     As a result of refinancing our senior credit facility, we incurred lender and legal fees of approximately $3.2 million in 2007. Portions of these fees were capitalized, net of amounts written off in accordance with EITF 98-14 “Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements” and EITF 96-19 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments.” Based on these criteria, we recognized a loss on early extinguishment of debt to write off portions of the previously capitalized loan fees totaling $6.5 million in 2007. Included in loss on early extinguishment of debt in the year ended December 31, 2006 was $817,000 of costs incurred while considering alternative financing transactions. Ultimately, we amended our then outstanding senior credit facility rather than completing one of the alternative transactions.
     As a result of redeeming all of our then outstanding 9.25% Notes on April 18, 2007, we recorded a loss on early extinguishment of debt of $16.4 million during the second quarter of 2007.
     During the year ended December 31, 2006, we repurchased $4.7 million, face amount, of our 9.25% Notes in the open market. Associated with this repurchase, we recorded a loss upon early extinguishment of debt of $347,000 in 2006.
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
     The swap agreements have a total notional amount of $465.0 million and became effective on July 3, 2007. The swap agreements mature on April 3, 2010 with quarterly settlement dates. Under the swap agreements, we pay a fixed rate of 5.48% and receive three-month LIBOR. Under the senior credit

E. Long-term Debt (Continued)
Interest Rate Swap Agreements (Continued)
facility, we pay variable interest at three-month LIBOR on the $465.0 million of designated debt. After each period, we will compare the notional amounts of the swap agreements, the variable interest rates of the swap agreements and the settlement dates of the swap agreements to that of the hedged portion of the debt, to determine the effectiveness of the hedge.
     As of December 31, 2008 and 2007, the swap agreements had a negative market value of $24.6 million and $17.7 million, respectively, which was recorded as an other long-term liability. For the year ended December 31, 2008, we recorded a loss on derivatives as other comprehensive expense of $4.3 million, net of a $2.7 million income tax benefit. For the year ended December 31, 2007, we recorded a loss on derivatives as other comprehensive expense of $10.8 million, net of a $6.9 million income tax benefit.
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
Maturities
     Aggregate minimum principal maturities on long-term debt as of December 31, 2008, were as follows (in thousands):

Minimum
Principal
Year	Maturities
2009	$8,085
2010	8,085
2011	8,085
2012	8,085
2013	8,085
Thereafter	759,955

$800,380

E. Long-term Debt (Continued)
Maturities (Continued)
     For all of our interest bearing obligations, we made interest payments of approximately $59.6 million, $61.2 million and $58.0 million during 2008, 2007 and 2006, respectively.
Subsequent Event
     On March 31, 2009, we amended our senior credit facility. For details of the amendment, see Note N. “Subsequent Event — Long-term Debt Amendment” included elsewhere herein for discussion of the amended terms.
F. Stockholders’ Equity
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
     On March 21, 2006, November 3, 2004 and March 3, 2004, our Board of Directors took actions to authorize the repurchase of an aggregate total of up to 5,000,000 shares of our common stock and Class A common stock in the open market. When we have determined that market and liquidity conditions are favorable, we have repurchased shares. As of December 31, 2008, 279,200 shares of our common stock and Class A common stock are available for repurchase under these authorizations. There is no expiration date for these authorizations. Shares repurchased are held as treasury shares and used for general corporate purposes including, but not limited to, satisfying obligations under our employee benefit plans and long term incentive plan. Treasury stock is recorded at cost.
     During the year ended December 31, 2008, we repurchased 883,200 shares of our common stock at an average price of $0.20 per share or a total cost of $177,000. During the year ended December 31, 2007, we repurchased 647,800 shares of our common stock at an average price of $8.49 per share or a total cost of $5.5 million. During the year ended December 31, 2006, we repurchased 902,200 shares of our common stock for an average price of $6.21 per share or a total cost of $5.6 million.
     For the year ended December 31, 2008, we declared common stock and Class A common stock dividends in the first, second and third quarters and did not declare a common stock or Class A common stock dividend in the fourth quarter. For the year ended December 31, 2008, all common stock and Class A common stock dividends that were declared were also paid during the year. As a result, there was not an accrued liability for common stock or Class A common stock dividends as of December 31, 2008. For the year ended December 31, 2007, we had declared but unpaid common stock and Class A common stock dividends of $1.4 million which remained our liability as of December 31, 2007. These dividends were paid during the first quarter of 2008. For the year ended December 31, 2006, we had declared but unpaid common stock and Class A common stock dividends of $1.4 million which remained our liability as of December 31, 2006. These dividends were paid during the first quarter of 2007.

F. Stockholders’ Equity (Continued)
     On January 15, 2009, we elected to not fund our Series D Perpetual Preferred Stock dividend. As long as these dividends remain in arrears, we are prohibited from paying additional common stock or Class A common stock dividends.
     In connection with our various employee benefit plans, we may, at our discretion, issue authorized and unissued shares of our Class A common stock and common stock or previously issued shares of our Class A common stock or common stock reacquired by Gray, including stock purchased in the open market, held in the treasury. As of December 31, 2008, we had reserved 9,523,365 shares and 1,000,000 shares of our common stock and Class A common stock, respectively, for future issuance under various employee benefit plans. As of December 31, 2007, we had reserved 8,891,452 shares and 1,022,378 shares of our common stock and Class A common stock, respectively, for future issuance under various employee benefit plans and the potential conversion of our preferred stock.
G. Preferred Stock
Issuance of Series D Perpetual Preferred Stock in 2008
     On June 26, 2008, we issued 750 shares of perpetual preferred stock to a group of private investors. This preferred stock was designated Series D Perpetual Preferred Stock. The no par value Series D Perpetual Preferred Stock has a liquidation value of $100,000 per share for a total liquidation value of $75.0 million. The issuance of the Series D Perpetual Preferred Stock generated net cash proceeds of approximately $68.6 million, after a 5.0% original issue discount, transaction fees and expenses. We used $65.0 million of the net cash proceeds to voluntarily prepay a portion of the outstanding balance under our term loan portion of our senior credit facility and used the remaining $3.6 million for general corporate purposes which included the payment of $635,000 of accrued interest. The $6.4 million of original issue discount, transaction fees and expenses will be accreted over a seven-year period ending June 30, 2015.
     On July 15, 2008, we issued an additional 250 shares of our Series D Perpetual Preferred Stock to a group of private investors and generated net cash proceeds of approximately $23.0 million, after a 5.0% original issue discount, transaction fees and expenses. We used the net cash proceeds to make an additional $23.0 million voluntary prepayment on the outstanding balance of our term loan portion of our senior credit facility. The $2.0 million of original issue discount, transaction fees and expenses will be accreted over a seven-year period ending June 30, 2015.
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

G. Preferred Stock (Continued)
Issuance of Series D Perpetual Preferred Stock in 2008(Continued)

Redemption
Price
Date of Redemption	Per Share
January 1, 2009 through June 30, 2009	$105,000
July 1, 2009 through December 31, 2009	$106,500
January 1, 2010 through June 30, 2010	$108,000
July 1, 2010 through December 31, 2010	$106,000
January 1, 2011 through June 30, 2011	$104,000
July 1, 2011 through December 31, 2011	$102,000
January 1, 2012 and thereafter	$100,000
     Dividends on the Series D Perpetual Preferred Stock accrue at 12.0% per annum through December 31, 2008 after which the dividend rate shall be 15.0% per annum. Dividends are to be paid in cash. Prior to issuing our Series D Perpetual Preferred Stock, we amended our articles of incorporation to establish the terms of the Series D Perpetual Preferred Stock. On June 27, 2008, we filed a copy of the amendment with the Securities and Exchange Commission in a Current Report on Form 8-K. The terms of the Series D Perpetual Preferred Stock include certain limitations relating to restricted payments, indebtedness, liens, asset sales, mergers and our ability to pay dividends.
     We did not fund the Series D Perpetual Preferred Stock cash dividend payment due on January 15, 2009 that had accumulated for the fourth quarter of 2008. If three consecutive cash dividends payments with respect to the Series D Perpetual Preferred Stock remain unfunded the dividend rate will increase from 15% per annum to 17% per annum. While any Series D Perpetual Preferred Stock dividend payments are in arrears, we are prohibited from repurchasing, declaring and/or paying any cash dividend with respect to any equity securities having liquidation preferences equivalent to or junior in ranking to the liquidation preferences of the Series D Perpetual Preferred Stock including our common stock and Class A common stock. We can provide no assurances when any future cash payments will be made on any accumulated and unpaid Series D Perpetual Preferred Stock cash dividends presently in arrears or that become in arrears in the future.
     As of December 31, 2008, the carrying value and the liquidation value of the Series D Perpetual Preferred Stock was $92.2 million and $100.0 million, respectively. The difference between these two values was the unaccredited portion of the original issuance discount and issuance cost. The original issuance discount and issuance cost, prior to accretion, was $8.4 million and was being accreted over the estimated life of the Series D Perpetual Preferred Stock.
Redemption of Series C Preferred Stock in 2007
     In April of 2002, we issued $40.0 million of a redeemable and convertible preferred stock to a group of private investors. The preferred stock was designated as Series C Preferred Stock and had a liquidation value of $10,000 per share. The issuance of the Series C Preferred Stock generated net cash proceeds of approximately $30.5 million, after transaction fees and expenses and excluding the value of the Series A and Series B preferred stock exchanged into the Series C Preferred Stock. As part of the transaction, holders of our formerly outstanding Series A and Series B Preferred Stock exchanged all of the then

G. Preferred Stock (Continued)
Redemption of Series C Preferred Stock in 2007(Continued)
outstanding shares of each respective series, an aggregate liquidation value of approximately $8.2 million, for an equal number of shares of the Series C Preferred Stock.
     On September 29, 2006, we repurchased 175 shares of our Series C Preferred Stock from Georgia Casualty & Surety Company at the liquidation price of $10,000 per share. Mr. J. Mack Robinson, our then Chairman and Chief Executive Officer and his affiliates have an ownership interest in Atlantic American Corporation, a publicly traded company, which is the parent company of Georgia Casualty and Surety Co.
     On May 22, 2007, we redeemed the remaining outstanding shares of our Series C Preferred Stock and paid applicable accrued dividends, fees and expenses related to the redemption. The liquidation value per share was $10,000. The total paid to the shareholders was $37.9 million plus $429,000 in accrued dividends at 8.0% per annum. As a portion of the redemption of all of our Series C Preferred Stock in 2007, we redeemed 649 shares from related parties affiliated with our then Chairman, J. Mack Robinson. Based on the redemption price of $10,000 per share, we paid $6.5 million plus accrued dividends of $74,000 to these related parties.
H. Stock-Based Compensation
Long Tem Incentive Plan
     The 2007 Long Term Incentive Plan (the “2007 Incentive Plan”) provides for the grant of incentive stock options, nonqualified stock options, restricted stock awards, stock appreciation rights, and performance awards to our officers and employees to acquire shares of our Class A common stock, common stock or to receive other awards based on our performance. We recognize compensation expense for stock options granted to our employees under the 2007 Incentive Plan. The 2007 Incentive Plan replaced our 2002 Long Term Incentive Plan. The 2007 Incentive Plan was approved by our shareholders at our 2007 annual meeting held on May 2, 2007. Under the 2007 Incentive Plan, all options outstanding on May 2, 2007 under the 2002 Long-Term Incentive Plan will remain outstanding in accordance with their terms until they are exercised or they expire. The 2007 Incentive Plan allows us to grant share-based awards for a total of 6.0 million shares of stock with not more than 1.0 million out of that 6.0 million to be Class A common stock and the remaining shares to be common stock. In addition, the 6.0 million shares include the options previously granted and outstanding under the 2002 Long-Term Incentive Plan. Options previously outstanding under the 2002 Long-Term Incentive plan that expire, are cancelled or are forfeited after May 2, 2007, can not be added back to the 6.0 million share maximum. As of December 31, 2008, 4.7 million shares were available for issuance under the 2007 Incentive Plan. Shares of common stock underlying outstanding options or performance awards are counted against the 2007 Incentive Plan’s maximum shares. Under the 2007 Incentive Plan, the options granted typically vest after a two-year period and expire three years after fully vesting. However, options will vest immediately upon a “change in control” as such term is defined in the 2007 Incentive Plan. All options have been granted with purchase prices that equal the market value of the underlying stock at the close of business on the date of the grant.
     On October 6, 2006, we granted 160,000 shares of restricted common stock to our president, which have vested as follows: 64,000 shares on April 6, 2007, 48,000 shares on October 6, 2007 and 48,000 shares on October 6, 2008. In connection with this grant, $1.0 million is being recognized as compensation expense over the vesting period.

H. Stock-Based Compensation (Continued)
Directors’ Restricted Stock plan
     On May 14, 2003, our shareholders approved a restricted stock plan for our Board of Directors (the “Directors’ Restricted Stock Plan”). We have reserved 1.0 million shares of our common stock for issuance under this plan and as of December 31, 2008 there were 770,000 shares available for award. Under the Directors’ Restricted Stock Plan, each director can be awarded up to 10,000 shares of restricted stock each calendar year. Under this plan, we granted a total of 55,000 shares of restricted common stock to our directors during each of the years ended December 31, 2008, 2007 and 2006, respectively. Of the total shares granted to the directors since the beginning of the Directors’ Restricted Stock Plan, 100,000 shares were not fully vested as of December 31, 2008.
Stock-Based Compensation — Effect of adoption of SFAS 123R
     On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(R) (“SFAS 123(R)”), “Share Based Payment.” We adopted SFAS 123(R) using the modified prospective method, which requires measurement of compensation cost for all stock based awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. The recognized expense is net of expected forfeitures and the restatement of prior periods is not required. The fair value of restricted stock is determined based on the number of shares granted and the quoted market price of our common stock. The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with our valuation techniques previously utilized for options in footnote disclosures under Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation”, as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock Based Compensation — Transition and Disclosure”. We include stock based compensation in the same expense line items as cash compensation.
Stock-Based Compensation — Valuation Assumptions for Stock Options
     Included in corporate and administrative expenses in the years ended December 31, 2008, 2007 and 2006 were $1.5 million, $1.2 million and $1.1 million, respectively, of non-cash expense for stock-based compensation which included amortization of restricted stock and stock option expense.
     We did not grant any stock options during 2006. The assumptions used to value stock options granted during 2008 and 2007 are as follows:

	Year Ended December 31,
	2008	2007	2006
Expected term (in years)	2.63	2.76	—
Volatility	36.71%	32.20%	—
Risk-free interest rate	2.77%	4.41%	—
Dividend yield	1.65%	1.41%	—
Expected forfeitures	2.57%	3.65%	—
     Expected volatilities are based on historical volatilities of our common stock and Class A common stock. The expected life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to the vesting schedules and our historical exercise patterns. The risk free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods

H. Stock-Based Compensation (Continued)
Stock-Based Compensation — Valuation Assumptions for Stock Options (Continued)
corresponding to the expected life of the option. Expected forfeitures were estimated based on historical forfeiture rates.
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
     A summary of our stock option activity for Class A common stock, for the years ended December 31, 2008, 2007 and 2006 is as follows (in thousands, except weighted average data):

	Year Ended December 31,
	2008		2007		2006
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price
Stock options outstanding — beginning of year	21	$15.39	21	$15.39	19	$17.81
Adjustment — spinoff of TCM	—	—	—	—	2	15.39
Options expired	(21)	15.39	—	—	—	—

Stock options outstanding — end of period	—	$—	21	$15.39	21	$15.39

Exercisable at end of period	—	$—	21	$15.39	21	$15.39

H. Stock-Based Compensation (Continued)
Stock Option and Restricted Share Activity (Continued)
     A summary of our stock option activity for common stock for the years ended December 31, 2008, 2007 and 2006 is as follows (in thousands, except weighted average data):

	Year Ended December 31,
	2008		2007		2006
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price
Stock options outstanding — beginning of year	842	$9.96	1,797	$9.82	1,664	$11.20
Adjustment — spinoff of TCM	—	—	—	—	238	9.80
Options granted	1,333	7.49	55	8.69	—	—
Options exercised	—	—	(163)	7.78	—	—
Options forfeited	(66)	8.17	(42)	9.55	(67)	9.67
Options expired	(160)	10.25	(805)	10.02	(38)	9.02

Stock options outstanding — end of period	1,949	$8.31	842	$9.96	1,797	$9.82

Exercisable at end of period	614	$10.01	789	$10.05	1,574	$9.77
     The weighted average fair value of options granted during the year ended December 31, 2008 and 2007, was $1.76 and $2.05 per share, respectively.
     Information concerning common stock options outstanding has been segregated into four groups with similar option prices and is disclosed as follows:

H. Stock-Based Compensation (Continued)
Stock Option and Restricted Share Activity (Continued)

As of December 31, 2008
			Weighted		Number of	Weighted Average
			Average	Average	Options	Exercise Price
Exercise Price		Number of	Exercise	Remaining	Outstanding	Per Share of
Per Share		Options	Price	Contractual	That Are	Options That Are
Low	High	Outstanding	Per Share	Life	Exercisable	Exercisable
		(in thousands)		(in years)	(in thousands)
$1.78	$3.56	10	$2.10	4.6	—	$—
3.56	5.34	35	3.61	4.4	—	—
5.34	8.91	1,332	7.68	3.3	47	7.92
8.91	10.69	484	9.71	1.4	479	9.71
10.69	12.47	12	12.37	0.4	12	12.37
$12.47	$14.25	76	$12.77	1.2	76	$12.77

		1,949			614

     The aggregate intrinsic value of our stock options was $0 based on the closing market prices of our common stock and Class A common stock at December 31, 2008.
     The following table summarizes the activity for our non-vested restricted shares during the year ended December 31, 2008:

		Weighted
	Number of	Average
	Shares	Fair Value
	(in thousands)
Restricted Stock:
Non-vested common restricted shares, December 31 2007	128	$7.49
Granted	55	4.94
Vested	(83)	6.83

Non-vested common restricted shares, December 31 2008	100	$6.64

     As of December 31, 2008, there was $1.9 million of total unrecognized compensation cost related to all non-vested share based compensation arrangements. The cost is expected to be recognized over a weighted average period of 0.9 years.

I. Income Taxes
     Federal and state income tax expense (benefit) attributable to income from continuing operations is summarized as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
Current:
Federal	$—	$—	$51
State and local	354	274	796
State and local, reserve for uncertain tax positions	525	1,006	—

Total current	879	1,280	847
Deferred:
Federal	(99,510)	(12,504)	8,159
State and local	(12,380)	(1,319)	817

Total deferred	(111,890)	(13,823)	8,976

	$(111,011)	$(12,543)	$9,823

I. Income Taxes (Continued)
     Significant components of our deferred tax liabilities and assets are as follows (in thousands):

	December 31,
	2008	2007
Deferred tax liabilities:
Net book value of property and equipment	$17,469	$20,103
Broadcast licenses, goodwill and other intangibles	231,351	338,715
Unearned income	62	125
Network compensation	273	546
Restricted stock	17	—

Total deferred tax liabilities	249,172	359,489

Deferred tax assets:
Liability under supplemental retirement plan	18	22
Liability for accrued vacation	782	766
Allowance for doubtful accounts	602	508
Liability under severance and leases	83	107
Liability under health and welfare plan	608	654
Capital loss carryforwards	261	—
Liability for pension plan	7,307	2,634
Federal operating loss carryforwards	77,172	76,699
State and local operating loss carryforwards	11,540	11,100
Alternative minimum tax carryforwards	890	890
Unearned income	955	1,112
Network compensation	1,366	1,562
Interest rate swap agreements	9,598	6,874
Stock options	507	306
Other	247	142

Total deferred tax assets	111,936	103,376
Valuation allowance for deferred tax assets	(4,909)	(5,215)

Net deferred tax assets	107,027	98,161

Deferred tax liabilities, net of deferred tax assets	$142,145	$261,328

     We have approximately $220.5 million in federal net operating loss carryforwards, which expire during the years 2020 through 2028. Additionally, we have an aggregate of approximately $272.8 million of various state net operating loss carryforwards. We are projecting taxable income in the carryforward periods. Therefore, we believe that it is more likely than not that the Federal net operating loss carryforwards will be fully utilized.
     A valuation allowance has been provided for a portion of the state net operating loss carryforwards. We believe that we will not meet the more likely than not threshold in certain states due to the uncertainty of generating sufficient income. Therefore, the state valuation allowance net of federal benefit at December 31, 2008 and 2007 was $4.6 million and $5.2 million, respectively. Additionally, a full

I. Income Taxes (Continued)
valuation allowance of $261,000 has been provided for the capital loss carryforwards, as we believe that we will not meet the more likely than not threshold due to the uncertainty of generating sufficient capital gains in the carryforward period.
     A reconciliation of income tax expense at the statutory federal income tax rate and income taxes as reflected in the consolidated financial statements is as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
Statutory federal rate applied to income from continuing operations before income taxes	$(109,560)	$(12,493)	$7,536
State and local taxes, net of federal tax benefit	(11,584)	(1,476)	1,329
Change in valuation allowance	(306)	431	210
Reserve for uncertain tax positions	525	1,006	—
Goodwill impairment	9,301	—	—
Other items, net	613	(11)	748

	$(111,011)	$(12,543)	$9,823

Effective income tax rate on continuing operations	35.5%	35.1%	45.6%
     During 2008, we increased our recorded non-current pension liability by $11.7 million and recognized other comprehensive loss of $7.2 million, net of a $4.6 million tax benefit. During 2007, we decreased our recorded non-current pension liability by $222,000 and recognized other comprehensive income of $136,000, net of an $86,000 income tax expense. During the fourth quarter of 2006, we adopted SFAS No. 158, and increased our recorded non-current pension liability by $1.9 million. Also as a result of adopting SFAS No. 158, we recorded a transition adjustment in 2006 to the ending balance of accumulated other comprehensive income of $1.2 million, net of a $750,000 income tax benefit.
     During 2008, we recognized a long term liability for the negative market value of our interest rate swap agreements of $7.0 million, and recorded a loss on derivatives as other comprehensive expense of $4.3 million, net of a $2.7 million income tax benefit. During 2007, we recognized a long term liability for the negative market value of our interest rate swap agreements of $17.7 million, and recorded a loss on derivatives as other comprehensive expense of $10.8 million, net of a $6.9 million income tax benefit.
     We made income tax payments (net of refunds) of $225,000 in 2008. We received a net income tax refund of $24,000 in 2007. We made income tax payments (net of refunds) of $712,000 in 2006. At December 31, 2008 and 2007, we had current income taxes payable of approximately $4.4 million and $3.8 million, respectively.
     On January 1, 2007, we adopted the provisions of FIN 48. This interpretation prescribes a recognition threshold and measurement attribution for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities.
     As a result of the implementation of FIN 48 in 2007, we determined that no material adjustment was required to our existing $2.9 million liability for unrecognized tax benefits, including accrued interest and penalties. As of December 31, 2008 and 2007, we had approximately $4.4 million and $3.9 million,

I. Income Taxes (Continued)
respectively, of unrecognized tax benefits. All of these unrecognized tax benefits would impact our effective tax rate if recognized. The liability for unrecognized tax benefits is recorded net of any federal tax benefit that would result from payment.
     Effective with the adoption of FIN 48 on January 1, 2007, we accrued interest and penalties related to unrecognized tax benefits in income tax expense based on our accounting policy election. As of December 31, 2008 and December 31, 2007, we had recorded a liability for potential penalties and interest of approximately $1.2 million and $957,000, respectively, related to uncertain tax positions.
     The following table summarizes the activity related to our unrecognized tax benefits, net of federal benefit, excluding interest and penalties for the years ended December 31, 2008 and 2007 (in thousands):

	Year Ended December 31,
	2008	2007
Balance at beginning of period	$2,949	$2,231
Increases as a result of positions taken during prior periods	23	10
Decreases as a result of positions taken during prior periods	(153)	(31)
Increases as a result of positions taken during the current period	744	926
Decreases as a result of settlements with taxing authorities	(51)	—
Reductions in benefits from lapse in statute of limitations	(285)	(187)

Balance at end of period	$3,227	$2,949

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
J. Retirement Plans
     We sponsor and contribute to several types of retirement plans covering substantially all of our full time employees. Our defined benefit pension plans include our active plan as well as two frozen plans that we assumed when we acquired the related businesses. The Gray Television, Inc. Capital Accumulation Plan (“the Capital Accumulation Plan”) is a defined contribution plan that is intended to meet the requirements of section 401(k) of the Internal Revenue Code of 1986. Our employee stock purchase plan allows our employees to invest in our common stock through payroll deductions.
Gray Pension Plan
     Our active defined benefit plan covers substantially all of our full-time employees. Retirement benefits are based on years of service and the employees’ highest average compensation for five consecutive years during the last ten years of employment. The funding policy is consistent with the funding requirements of existing federal laws and regulations under the Employee Retirement Income Security Act of 1974.

J. Retirement Plans (Continued)
Gray Pension Plan (Continued)
     The measurement dates used to determine the benefit information for the active defined benefit pension plan were December 31, 2008 and 2007, respectively. The following summarizes the active plan’s funded status and amounts recognized in our consolidated balance sheets at December 31, 2008 and 2007, respectively (dollars in thousands):

	December 31,
	2008	2007
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$31,498	$27,705
Service cost	2,917	2,974
Interest cost	1,925	1,667
Actuarial (gains) losses	2,350	(238)
Benefits paid	(692)	(610)

Projected benefit obligation at end of year	$37,998	$31,498

Change in plan assets:
Fair value of plan assets at beginning of year	$25,267	$21,648
Actual return on plan assets	(6,387)	1,423
Company contributions	2,713	2,806
Benefits paid	(692)	(610)

Fair value of plan assets at end of year	20,901	25,267

Funded status of plan	$(17,097)	$(6,231)

Amounts recognized in our balance sheets consist of:
Accrued benefit cost	$(3,094)	$(2,631)
Accumulated other comprehensive income	(14,003)	(3,600)

Net liability recognized	$(17,097)	$(6,231)

     The accumulated benefit obligation for our active defined benefit pension was $32.0 million and $26.7 million at December 31, 2008 and 2007 respectively. The increase in the accumulated benefit obligation is due primarily to the current year $2.9 million in service cost representing approximately 3.8% of current year covered payroll and $1.9 million in interest cost. The long-term rate of return on assets assumption was chosen from a best estimate range based upon the anticipated long-term returns for asset categories in which the plan is invested. The long-term rate of return may be viewed as the sum of 3% inflation, 1% risk-free rate of return and 3% risk premium. The estimated rate of increase in compensation levels is based on historical compensation increases for our employees.

J. Retirement Plans (Continued)
Gray Pension Plan (Continued)

	Year Ended December 31,
	2008	2007
Weighted-average assumptions used to determine net periodic benefit cost for our active plan:
Discount rate	6.10%	6.00%
Expected long-term rate of return on plan assets	7.00%	7.00%
Estimated rate of increase in compensation levels	5.00%	5.00%

	As of December 31,
	2008	2007
Weighted-average assumptions used to determine benefit obligations:
Discount rate	5.79%	6.10%
Estimated rate of increase in compensation levels	5.00%	5.00%
     Pension expense is computed using the projected unit credit actuarial cost method. The net periodic pension cost for our active plan includes the following components (in thousands):

	Year Ended December 31,
	2008	2007	2006
Components of net periodic pension cost:
Service cost	$2,917	$2,974	$2,711
Interest cost	1,925	1,667	1,463
Expected return on plan assets	(1,763)	(1,590)	(1,346)
Recognized net actuarial loss	98	155	338

Net periodic pension cost	$3,177	$3,206	$3,166

     For our active plan, the estimated future benefit payments for subsequent years are as follows (in thousands):

Years	Amount
2009	$853
2010	1,012
2011	1,174
2012	1,410
2013	1,552
2014-2018	10,087

J. Retirement Plans (Continued)
Gray Pension Plan (Continued)
     The active plan’s weighted-average asset allocations by asset category are as follows:

	As of December 31,
	2008	2007
Asset category:
Insurance general account	40%	29%
Cash management accounts	2%	0%
Equity accounts	53%	64%
Fixed income account	5%	7%

Total	100%	100%

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
Acquired Pension Plans
     In 2002 and 1998, we acquired companies with two underfunded pension plans (the “acquired pension plans”). The acquired pension plans were frozen by their prior plan sponsors and no new participants can be added to the acquired pension plans. Combined and as of January 1, 2008, the acquired pension plans have 176 participants as compared to our active plan which has approximately 2,175 participants and is described above. As of December 31, 2008, for the acquired pension plans, the combined plan assets were $3.9 million and the combined projected benefit obligation was $5.6 million. As of December 31, 2007 for the acquired pension plans, the combined plan assets were $4.7 million and the combined projected benefit obligation was $5.2 million. The net liability for the two acquired pension plans is recorded as a liability in our financial statements as of December 31, 2008 and 2007.

J. Retirement Plans (Continued)
Contributions
     We expect to contribute a combined total of approximately $4.3 million to the active plan and the acquired pension plans during the year ended December 31, 2009.
Capital Accumulation Plan
     The Capital Accumulation Plan provides additional retirement benefits for substantially all employees. The Capital Accumulation Plan provides our employees with an investment option in our common stock and Class A common stock. It also allows for our matching contribution to be made in the form of our common stock. On December 9, 2008 and May 2, 2007, our Board of Directors increased the number of shares reserved for the Capital Accumulation Plan by 2,000,000 and 1,000,000 shares of our common stock, respectively. As of December 31, 2008, 1,993,403 shares were available for the plan.
     Employee contributions to the Capital Accumulation Plan, not to exceed 6% of the employees’ gross pay, are matched by Gray’s contributions. Our percentage match amount is declared by our Board of Directors before the beginning of each plan year and is made by a contribution of our common stock. Our percentage match was 50% during each of the three years ended December 31, 2008. However, as of December 31, 2008, our Board of Directors temporarily suspended Gray’s matching contributions. Our contributions vest, based upon each employee’s number of years of service, over a period not to exceed five years.
     In addition to the matching contributions, we made voluntary contributions in recent years for active participants in the Capital Accumulation Plan. This voluntary contribution was equal to 1% of each active participant’s earnings. Our matching and voluntary contributions are as follows (in thousands):

	Year Ended December 31,
	2008		2007		2006
	Shares	Amount	Shares	Amount	Shares	Amount
Contributions to the Capital Accumulation Plan
Matching contributions	867	$1,707	176	$1,593	217	$1,513
Voluntary contributions	84	$673	88	$648	—	$—
     Common stock shares issued for the 2005 voluntary contribution were issued during 2005. Common stock shares issued for the 2006 and 2007 voluntary contributions were issued in the first quarter of 2007 and 2008, respectively. Our Board of Directors elected to suspend the voluntary contribution for 2008 and as a result no additional shares were issued in the first quarter of 2009 for the voluntary contribution.
Employee Stock Purchase Plan
     On May 14, 2003, our shareholders approved the adoption of the Gray Television, Inc. Employee Stock Purchase Plan (the “Stock Purchase Plan”). The Stock Purchase Plan is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code and to provide eligible employees with an opportunity to purchase our common stock through payroll deductions. An aggregate of 500,000 shares of our common stock were reserved for issuance under the Stock Purchase Plan and are available for purchase, subject to adjustment in the event of a stock split, stock dividend or other similar change in our common stock or capital structure. As of December 31, 2008, 141,264 shares were

J. Retirement Plans (Continued)
Employee Stock Purchase Plan (Continued)
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
K. Commitments and Contingencies
     We have various operating lease commitments for equipment, land and office space. We also have commitments for various syndicated television programs.
     Future minimum payments under operating leases with initial or remaining noncancelable lease terms in excess of one year and obligations for syndicated television programs as described above are as follows (in thousands):

		Syndicated
	Operating	Television
Year	Lease	Programming	Total
2009	$1,262	$4,688	$5,950
2010	1,037	12,636	13,673
2011	891	8,712	9,603
2012	603	3,366	3,969
2013	590	34	624
Thereafter	3,593	—	3,593

	$7,976	$29,436	$37,412

     The operating lease and syndicated television programming amounts in the table above are estimates of commitments that are in addition to the liabilities accrued for on our balance sheet as of December 31, 2008.
Leases
     We have no material capital leases. Where leases include rent holidays, rent escalations, rent concessions and leasehold improvement incentives, the value of these incentives are amortized over the lease term including anticipated renewal periods. Leasehold improvements are depreciated over the associated lease term including anticipated renewal periods. Rent expense resulting from operating leases for the years ended December 31, 2008, 2007 and 2006 were $1.6 million, $1.5 million and $1.4 million, respectively.
Sports Marketing Agreements
     On October 12, 2004, the University of Kentucky (“UK”) jointly awarded a sports marketing agreement to us and Host Communications, Inc. (“Host”). The agreement with UK commenced on April 16, 2005 and has an initial term of seven years with the option to extend for three additional years.

K. Commitments and Contingencies
Sports Marketing Agreements (Continued)
     On July 1, 2006, the terms between us and Host concerning the UK sports marketing agreement were amended. The amended agreement provides that we will share in profits in excess of certain amounts specified by the agreement, if any, but not losses. The agreement also provides that we would separately retain all local broadcast advertising revenue and pay all local broadcast expenses for activities under the agreement. Under the amended agreement, Host agreed to make all license fee payments to UK. However, if Host is unable to pay the license fee to UK, we will then pay the unpaid portion of the license fee to UK. As of December 31, 2008, the aggregate license fees to be paid by Host, to UK over the remaining portion of the full ten year term for the agreement is approximately $53.1 million. If advances are made by us on behalf of Host, Host will then reimburse us for the amount paid within 60 days subsequent to the close of each contract year which ends on June 30th. Host has also agreed to pay interest on any advance at a rate equal to the prime rate. As of December 31, 2008, we had not advanced any amounts to UK on behalf of Host under this agreement.
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

L. Goodwill and Intangible Assets
     A summary of changes in our goodwill and other intangible assets for the years ended December 31, 2008 and 2007 is as follows (in thousands):

	Net Balance at				Net Balance at
	December 31,				December 31,
	2007	Adjustments	Impairments	Amortization	2008
Goodwill	$269,118		$(98,596)	$—	$170,522
Broadcast licenses	1,059,066	—	(240,085)	—	818,981
Definite lived intangible assets	2,685	—	—	(792)	1,893

Total intangible assets net of accumulated amortization	$1,330,869	$—	$(338,681)	$(792)	$991,396

	Net Balance at	Acquisitions			Net Balance at
	December 31,	And			December 31,
	2006	Adjustments	Impairments	Amortization	2007
Goodwill	269,536	$(418)	$—	$—	$269,118
Broadcast licenses	1,059,066	—	—	—	1,059,066
Definite lived intangible assets	3,510	—	—	(825)	2,685

Total intangible assets net of accumulated amortization	$1,332,112	$(418)	$—	$(825)	$1,330,869

L. Goodwill and Intangible Assets (Continued)
     As of December 31, 2008 and 2007, our intangible assets and related accumulated amortization consisted of the following (in thousands):

	As of December 31, 2008			As of December 31, 2007
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Intangible assets not subject to amortization:
Broadcast licenses	$872,680	$(53,699)	$818,981	$1,112,765	$(53,699)	$1,059,066
Goodwill	170,522	—	170,522	269,118	—	269,118

	$1,043,202	$(53,699)	$989,503	$1,381,883	$(53,699)	$1,328,184

Intangible assets subject to amortization:
Network affiliation agreements	$1,264	$(1,119)	$145	$1,264	$(892)	$372
Other definite lived intangible assets	13,484	(11,736)	1,748	13,484	(11,171)	2,313

	$14,748	$(12,855)	$1,893	$14,748	$(12,063)	$2,685

Total intangibles	$1,057,950	$(66,554)	$991,396	$1,396,631	$(65,762)	$1,330,869

     During 2007, we recorded adjustments to amounts of goodwill previously estimated when recording the acquisition of WNDU-TV and WSAZ-TV of $343,000 and $75,000, respectively. The weighted average amortization periods for the intangible assets subject to amortization acquired in the purchases of WNDU-TV and WSAZ-TV are 5.1 years and 1.8 years, respectively. Amortization expense for the years ended December 31, 2008, 2007 and 2006 was $0.8 million, $0.8 million and $2.5 million, respectively. Based on the current amount of intangible assets subject to amortization, we expect that amortization expense for the succeeding five years will be as follows: 2009: $577,000; 2010: $479,000; 2011: $125,000; 2012: $75,000 and 2013: $50,000. As acquisitions and dispositions occur in the future, actual amounts may vary from these estimates.
Impairment of goodwill and broadcast license
     During 2008, we recorded a non-cash impairment expense of $338.7 million resulting from a write down of $98.6 million in the carrying value of our goodwill and a write down of $240.1 million in the carrying value of our broadcast licenses. The write down of our goodwill and broadcast licenses related to seven stations and 23 stations, respectively. We tested our unamortized intangible assets for impairment at December 31, 2008. As of this testing date, we believe events had occurred and circumstances changed that more likely than not reduce the fair value of our broadcast licenses and goodwill below their carrying amounts. These events which accelerated in the fourth quarter of 2008 included: (a) the continued decline of the price of our common stock and Class A common stock; (b) the decline in the current selling prices of television stations; (c) the decline in local and national advertising revenues excluding political advertising revenue; and (d) the decline in the operating profit margins of some of our stations. We did not record a similar impairment expense in the prior year.

L. Goodwill and Intangible Assets (Continued)
Impairment of goodwill and broadcast licenses (Continued)
     The following assumptions were made by our management in determining the fair value of our broadcast licenses as of December 31, 2008: (a) the discount rate was 10.5%; (b) market growth rates were in a range of 0.9% to 3.2%; and (c) operating cash flow margins were in a range of 11.0% to 50.0%. The discount rate reflects the volatility of stock prices of public companies within the media sector. The market growth rates and operating profit margins reflect the current general economic pressures impacting both the national economy, and specifically, national and local advertising revenues in the markets where our stations operate.
     The following assumptions were made by our management in determining the fair value of our goodwill as of December 31, 2008: (a) the discount rate was 11.5%; (b) market growth rates were in a range of 0.9% to 3.2%; and (c) operating cash flow margins were generally in a range of 11.5% to 50.0%. These assumptions are based on: (a) the actual historical performance of our stations; (b) management’s estimates of future performance of our stations; and (c) the same market growth assumptions used in the calculation of the fair value of our broadcast licenses. The discount rate reflects the volatility of our common stock and Class A common stock. The market growth rates and operating profit margins reflect the current general economic pressures impacting both the national economy, and specifically, national and local advertising revenues in the markets where our stations operate.
     At December 31, 2008, our total market capitalization was significantly less than our equity book value. We believe that this difference can be attributed to the recent volatility of our stock price, the current economic environment and to the control premium that a market participant may pay to acquire us.
     We are required under SFAS No. 142 to test our indefinite-lived intangible assets on an annual basis or whenever events or changes in circumstances indicate that these assets might be impaired. We determined that there were no triggering events in the first, second or third quarters of 2008 that required us to test our broadcast licenses and goodwill for impairment. If the current economic trends continue and the credit and capital markets continue to be disrupted, it is possible that we may record further impairments in future periods.

M. Selected Quarterly Financial Data (Unaudited)

	Fiscal Quarters
	First	Second	Third	Fourth
	(In thousands, except for per share data)
Year Ended December 31, 2008:
Operating revenues	$70,999	$78,743	$82,631	$94,803
Impairment of goodwill and broadcast licenses	—	—	—	338,681
Operating income	9,281	18,738	20,511	(307,425)
Net income (loss)	(3,850)	3,215	4,644	(206,025)
Net income (loss) available to common stockholders	(3,850)	3,090	1,477	(209,326)

Basic net income (loss) available to common stockholders per share	$(0.08)	$0.06	$0.03	$(4.32)

Diluted net income (loss) available to common stockholders per share	$(0.08)	$0.06	$0.03	$(4.32)

Year Ended December 31, 2007:
Operating revenues	$69,681	$79,750	$73,585	$84,272
Operating income	7,029	16,882	9,909	19,556
Loss on early extinguishment of debt	(6,492)	(16,361)	—	—
Net income (loss)	(10,514)	(9,942)	(4,180)	1,484
Net income (loss) available to common stockholders	(11,292)	(10,789)	(4,180)	1,484

Basic net income (loss) available to common stockholders per share	$(0.24)	$(0.23)	$(0.09)	$0.03

Diluted net income (loss) available to common stockholders per share	$(0.24)	$(0.23)	$(0.09)	$0.03
     Because of the method used in calculating per share data, the quarterly per share data will not necessarily add to the per share data as computed for the year.

N. Subsequent Event — Long-term Debt Amendment
     Effective as of March 31, 2009, we amended our senior credit facility. The terms of our amended senior credit facility include but are not limited to an increase in the maximum ratio allowed under our total net leverage ratio covenant for the year ended December 31, 2009, a general increase in the restrictiveness of our remaining covenants and increased interest rates.
     In order to obtain this amendment, we incurred loan issuance costs of approximately $6.1 million in addition to other legal and professional fees. We are currently evaluating the accounting treatment of the loan issuance costs incurred and the related tax effects of the transaction. As of December 31, 2008, we had a deferred loan cost balance of $2.9 million. If the amendment constitutes a significant modification to the senior credit facility in the three-month period ended March 31, 2009, we may be required to expense all or a portion of our deferred loan cost balance.
     A summary of the more significant changes to our amended senior credit facility are summarized in the table below:

Description	Prior To Amendment	As Amended
Annual interest rate on outstanding term loan balance	LIBOR plus 1.5%	LIBOR plus 3.5%
	or BASE plus 0.25%	or BASE plus 2.5%

Annual interest rate on outstanding revolving loan balance	LIBOR plus 0.625% to 1.5%	LIBOR plus 3.5%
	or BASE plus 0.0% to 0.25%	or BASE plus 2.5%

Annual facility fee	0.00%	3.0%

Annual commitment fee on undrawn revolving loan balance	0.20% to 0.50%	0.50%

Revolving loan commitment	$100 million	$50 million

Incremental facility commitment	$600 million	$ 0

Maximum total net leverage ratio at:
March 31, 2009	7.25x	8.00x
June 30, 2009	7.25x	8.25x
September 30, 2009	7.25x	8.50x
December 31, 2009	7.00x	8.75x
March 31, 2010 and September 30, 2010	7.00x	7.00x
December 31, 2010 and thereafter	6.50x	6.50x

Maximum cash balance that can be deducted from total debt to calculate net total debt in the total net leverage ratio	$25.0 million	$10.0 million

N. Subsequent Event — Long-term Debt Amendment (Continued)
     For the period beginning April 4, 2009 and ending April 30, 2010, the annual facility fee for the term loan and the revolving loan will accrue and be payable on the respective term loan and revolving loan maturity dates. For the period beginning after April 30, 2010 and for the remaining term of the senior credit facility, the annual facility fee will be payable in cash on a quarterly basis and interest will accrue at an annual rate of 6.5% on the facility fee balance accrued as of April 30, 2010.
Collateral and Restrictions
     The collateral for our senior credit facility consists of substantially all of our and our subsidiaries’ assets, and now includes real estate under our amended senior credit facility. In addition, our subsidiaries are joint and several guarantors of the obligations and our ownership interests in our subsidiaries are pledged to collateralize the obligations. The amended senior credit facility contains affirmative and restrictive covenants that have generally become more restrictive in the amendment process. These covenants, that we must comply with, include but are not limited to (a) limitations on additional indebtedness, (b) limitations on liens, (c) limitations on amendments to our by-laws and articles of incorporation, (d) limitations on mergers and the sale of assets, (e) limitations on guarantees, (f) limitations on investments and acquisitions, (g) limitations on the payment of dividends and the redemption of our capital stock, (h) maintenance of a specified leverage ratio not to exceed certain maximum limits, (i) limitations on related party transactions, (j) limitations on the purchase of real estate, (k) limitations on entering into multiemployer retirement plans, as well as other customary covenants for credit facilities of this type.
Exhibit
     The amendment to our senior credit facility is included herein this annual report as Exhibit 10.10.

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
Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2008 identified in connection with this evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Report on Internal Control Over Financial Reporting
     Our report, “Management’s Report on Internal Control over Financial Reporting” and the report of our registered public accounting firm, “Report of Independent Registered Public Accounting Firm,” are set forth in Item 8. of this Annual Report on Form 10-K.
Item 9B. Other Information.
     On December 23, 2008, Gray entered into a consulting contract with Mr. J. Mack Robinson where he agrees to consult and advise Gray with respect to its television stations and all related matters in connection with various proposed or existing television stations. In return for his services, Mr. J. Mack Robinson will receive annual compensation of $400,000 beginning as of January 1, 2009. Gray will review this arrangement with Mr. J. Mack Robinson at the end of one year to determine whether to extend, alter or terminate the arrangement. Mr. J. Mack Robinson served as Gray’s Chief Executive Officer until his resignation on August 20, 2008 and he continues to serve as a member of Gray’s Board of Directors and as Chairman emeritus. This consulting contract is filed as Exhibit 10.9 to this Annual Report as filed on Form 10-K.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
     The information set forth under the headings “Election of Directors,” “Board Committees And Membership — Audit Committee,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance — Code of Ethics” in our definitive Proxy Statement for the 2009 Annual Meeting of Shareholders (to be filed within 120 days after December 31, 2008) is incorporated herein by reference.

In addition, the information set forth under “Executive Officers of the Registrant” in Part I of this Report is incorporated herein by reference.
     There have been no changes to the procedures by which stockholders may recommend nominees to our Board of Directors since our last disclosure of such procedures, which appeared in our definitive Proxy Statement for our 2008 Annual Meeting of Shareholders.
Item 11. Executive Compensation.
     The information set forth under the headings “Executive and Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in our definitive Proxy Statement for the 2009 Annual Meeting of Shareholders is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     The information set forth under the heading “Share Ownership” in our definitive Proxy Statement for the 2009 Annual Meeting of Shareholders is incorporated herein by reference.
Equity Compensation Plan Information
     The following table gives information about the common stock and Class A common stock that may be issued upon the exercise of options, warrants and rights under all existing equity compensation plans as of December 31, 2008.

Equity Compensation Plan Information

			Number of securities remaining
	Number of securities to	Weighted-average	available for future issuance
	be issued upon exercise	exercise price of	under equity compensation
	of outstanding options,	outstanding options	plans (excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in 1st column)
	(in thousands)		(in thousands)
Common Stock:
Equity compensation plans approved by security holders (1)	1,949	$8.31	4,665
Equity compensation plans not approved by security holders	—	$—	—

Total	1,949		4,665

Class A Common Stock:
Equity compensation plans approved by security holders (1)	—	$—	1,000
Equity compensation plans not approved by security holders	—	$—	—

Total	—		1,000

(1)	Includes securities available for future issuance under the 2007 Long-Term Incentive Plan. The 2007 Long-Term Incentive Plan allows us to grant share based awards for a total of 6.0 million shares of stock with not more than 1.0 million of the total 6.0 million shares as Class A common stock and the remaining shares as common stock. The number of securities available for future issuance assumes 1.0 million shares are available for Class A common stock and 6.0 million shares are available for common stock. If any shares of Class A common stock are awarded, this will reduce the number of shares of common stock available for issuance.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
     The information set forth under the headings “Transactions with Related Persons, Promoters and Certain Control Persons” and “Director Independence” in our definitive Proxy Statement for the 2009 Annual Meeting of Shareholders is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services.
     The information set forth under the heading “Independent Registered Public Accounting Firm – Fees” in our definitive Proxy Statement for the 2009 Annual Meeting of Shareholders concerning principal accountant fees and services is incorporated herein by reference.

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
     (b) Exhibits.
3.1	Restated Articles of Incorporation of Gray Television, Inc. (incorporated by reference to Exhibit. 3.1 of The Company’s Annual Report on Form 10-K for 1996)

3.2	Amendment to the Restated Articles of Gray Television Inc., dated September 16, 2002 (incorporated by reference to Exhibit 3.4 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-13796)

3.3	Articles of Amendment to the Restated Articles of Incorporation of Gray Television, Inc. dated June 1, 2004 (incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, File No. 0-13796)

3.4	Articles of Amendment to the Restated Articles of Incorporation of Gray Television, Inc., dated June 26, 2008 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated June 27, 2008, File No. 1-13796)

3.5	Bylaws of Gray Television, Inc., as amended (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996, File No. 0-13796)

3.6	Amendment to Bylaws of Gray Television, Inc. dated January 6, 1999 (incorporated by reference to Exhibit 3.3 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, File No. 0-13796)

3.7	Amendment to Bylaws of Gray Television, Inc. dated April 6, 2006 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed April 12, 2006, File No. 0-13796)

4.1	See Exhibits 3.1 and 3.3 for provisions of the Articles of Incorporation and Bylaws defining rights of holders of the common stock

10.1	Supplemental Pension Plan (incorporated by reference to Exhibit 10(a) of the Company’s Registration Statement on Form 10, File No. 0-13796)*

10.2	2002 Long-Term Incentive Plan (incorporated by reference to the Company’s definitive Proxy Statement on Schedule 14A, filed on August 15, 2002)*

10.3	Capital Accumulation Plan (incorporated by reference to Exhibit 10(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994, File No. 0-13796)*

10.4	Directors’ Restricted Stock Plan (incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, File No. 1-13796)*

10.5	Credit Agreement dated as of March 19, 2007 by and among Gray Television, Inc., as borrower; the lenders referred to herein, as lenders, Wachovia Bank, National Association, as Administrative Agent for the Lenders; Bank of America, N. A., as Syndication Agent; and Goldman Sachs Credit Partners L.P., Deutsche Bank Trust Company Americas and Bank of Scotland each as a Documentation Agent; Wachovia Capital Markets, LLC, as Sole Lead Arranger; Wachovia Capital Markets, LLC, Banc of America Securities LLC and Goldman Sachs Credit Partners L.P. as Joint Bookrunners (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, File No. 1-13796)

10.6	Collateral Agreement dated as of March 19, 2007 by and among Gray Television, Inc. and certain of its Subsidiaries as Grantors, in favor of Wachovia Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, File No. 1-13796)

10.7	Guaranty Agreement dated as of March 19, 2007 by and among certain Subsidiaries of Gray Television, Inc. as Guarantors, in favor of Wachovia Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, File No. 1-13796)

10.8	2007 Long-Term Incentive Plan (incorporated by reference to the Company’s definitive Proxy Statement on Schedule 14A, filed on April 3, 2007)*

10.9	Consulting Agreement dated as of December 23, 2008, by and between the Company and J. Mack Robinson*

10.10	The First Amendment to the Credit Agreement (dated as of March 19, 2007), is made and entered into as of March 31, 2009 by and among Gray Television, Inc., a Georgia corporation (the “Borrower”), certain subsidiaries of the Borrower, the Lenders party hereto pursuant to an authorization and Wachovia Bank, National Association, as administrative agent.

14.1	Code of Ethics as approved by the Company’s board of directors on March 3, 2004. (incorporated by reference to Exhibit 14.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed on March 12, 2004, File No. 1-13796)

21.1	Subsidiaries of the Registrant

23.1	Consent of McGladrey & Pullen, LLP

24.1	Power of Attorney (contained in the signature page of this Report)

31.1	Rule 13 a – 14 (a) Certificate of Chief Executive Officer

31.2	Rule 13 a – 14 (a) Certificate of Chief Financial Officer

32.1	Section 1350 Certificate of Chief Executive Officer

32.2	Section 1350 Certificate of Chief Financial Officer

*	Compensation Plan or Arrangement
(c)	Financial Statement Schedules — The response to this section is submitted as a part of (a), (1) and (2).

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gray Television, Inc.
Date: March 31, 2009	By:	/s/ Hilton H. Howell, Jr.
Hilton H. Howell, Jr.,
Vice-Chairman and Chief Executive Officer

POWER OF ATTORNEY
     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Hilton H. Howell, Jr., Robert S. Prather, Jr. and James C. Ryan, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full powers of substitution and resubstitution for him or her, in his name place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises as fully and to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents may lawfully do or cause to be done by virtue hereof.
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 31, 2009	By:	/s/ William E. Mayher, III
William E. Mayher, III,
Chairman of the Board

Date: March 31, 2009	By:	/s/ J. Mack Robinson
J. Mack Robinson, Director

Date: March 31, 2009	By:	/s/ Richard L. Boger
Richard L. Boger, Director

Date: March 31, 2009	By:	/s/ RAY M. DEAVER.
Ray M. Deaver, Director

Date: March 31, 2009	By:	/s/ T. L. ELDER
T. L. Elder, Director

Date: March 31, 2009	By:	/s/ Hilton H. Howell, Jr.
Hilton H. Howell, Jr., Director

Date: March 31, 2009	By:	/s/ Zell B. Miller
Zell B. Miller, Director

Date: March 31, 2009	By:	/s/ Howell W. Newton
Howell W. Newton, Director

Date: March 31, 2009	By:	/s/ Hugh Norton
Hugh Norton, Director

Date: March 31, 2009	By:	/s/ Robert S. Prather, Jr.
Robert S. Prather, Jr., Director

Date: March 31, 2009	By:	/s/ Harriett J. Robinson
Harriett J. Robinson, Director

Date: March 31, 2009	By:	/s/ James C. Ryan
James C. Ryan,
Sr. Vice President & Chief Financial Officer

Date: March 31, 2009	By:	/s/ Jackson S. Cowart, IV
Jackson S. Cowart, IV,
Chief Accounting Officer

GRAY TELEVISION, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Col. A	Col. B	Col. C		Col. D	Col. E
		Additions
		(1)	(2)
			Charged to
	Balance at	Charged to	Other		Balance at
	Beginning	Costs and	Accounts	Deductions	End of
Description	of Period	Expenses	(a)	(b)	Period
Year Ended December 31, 2008:
Allowance for doubtful accounts	$1,303	1,790	$—	$(1,550)	$1,543
Valuation allowance for deferred tax asset	$5,215	$1,247	$—	$(1,553)	$4,909

Year Ended December 31, 2007:
Allowance for doubtful accounts	$1,033	$1,000	$—	$(730)	$1,303
Valuation allowance for deferred tax asset	$4,784	$431	$—	$—	$5,215

Year Ended December 31, 2006:
Allowance for doubtful accounts	$564	$764	$134	$(429)	$1,033
Valuation allowance for deferred tax asset	$4,574	$210	$—	$—	$4,784

(a)	Represents amounts recorded in connection with acquisitions.

(b)	In 2008, 2007 and 2006 for allowance for doubtful accounts, deductions are write-offs of amounts not considered collectible. In 2008 for the valuation allowance for deferred tax asset, the deduction is for the expiration of certain net operating loss carryforwards and the reversal of a state tax valuation allowance due to a change in our filing structure.

EXHIBIT INDEX

Exhibit
Number	Description

10.9	Consulting Agreement dated as of December 23, 2008, by and between the Company and J. Mack Robinson*

10.10	The First Amendment to the Credit Agreement (dated as of March 19, 2007), is made and entered into as of March 31, 2009 by and among Gray Television, Inc., a Georgia corporation (the “Borrower”), certain subsidiaries of the Borrower, the Lenders party hereto pursuant to an authorization and Wachovia Bank, National Association, as administrative agent.

21.1	Subsidiaries of the Registrant

23.1	Consent of McGladrey & Pullen, LLP

31.1	Rule 13 a – 14 (a) Certificate of the Chief Executive Officer

31.2	Rule 13 a – 14 (a) Certificate of the Chief Financial Officer

32.1	Section 1350 Certificate of the Chief Executive Officer

32.2	Section 1350 Certificate of the Chief Financial Officer