Form 10-Q
period 2009-03-31
GRAY TELEVISION INC
filed 2009-05-08
CIK 43196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2009
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to                      .
Commission file number 1-13796
Gray Television, Inc.
(Exact name of registrant as specified in its charter)

Georgia	58-0285030

(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification Number)
organization)

4370 Peachtree Road, NE, Atlanta, Georgia	30319

(Address of principal executive offices)	(Zip code)
(404) 504-9828
(Registrant’s telephone number, including area code)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report.)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock (No Par Value)	Class A Common Stock (No Par Value)

42,850,019 shares outstanding as of April 30, 2009	5,753,020 shares outstanding as of April 30, 2009

INDEX
GRAY TELEVISION, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands)

	March 31,	December 31,
	2009	2008
Assets:
Current assets:
Cash and cash equivalents	$14,857	$30,649
Trade accounts receivable, less allowance for doubtful accounts of $1,108 and $1,543, respectively	49,601	54,685
Current portion of program broadcast rights, net	6,676	10,092
Deferred tax asset	1,830	1,830
Marketable securities	—	1,384
Prepaid and other current assets	4,666	3,167

Total current assets	77,630	101,807

Property and equipment, net	159,179	162,903
Deferred loan costs, net	1,385	2,850
Broadcast licenses	818,981	818,981
Goodwill	170,522	170,522
Other intangible assets, net	1,744	1,893
Investment in broadcasting company	13,599	13,599
Other	5,402	5,710

Total assets	$1,248,442	$1,278,265

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands)

	March 31,	December 31,
	2009	2008
Liabilities and stockholders’ equity:
Current liabilities:
Trade accounts payable	$10,446	$11,515
Employee compensation and benefits	8,922	9,603
Accrued interest	4,518	9,877
Other accrued expenses	4,929	9,128
Dividends payable	—	3,000
Federal and state income taxes	4,329	4,374
Current portion of program broadcast obligations	11,752	15,236
Acquisition related liabilities	980	980
Deferred revenue	10,281	10,364
Current portion of long-term debt	8,085	8,085

Total current liabilities	64,242	82,162

Long-term debt, less current portion	790,274	792,295
Program broadcast obligations, less current portion	1,323	1,534
Deferred income taxes	140,879	143,975
Long-term deferred revenue	3,299	3,310
Long-term accrued dividends	6,750	—
Accrued pension costs	19,483	18,782
Other	22,554	26,917

Total liabilities	1,048,804	1,068,975

Commitments and contingencies (Note G)

Preferred stock, no par value; cumulative; redeemable; designated 1.00 shares, issued and outstanding 1.00 shares ($100,000 aggregate liquidation value)	92,484	92,183

Stockholders’ equity:
Common stock, no par value; authorized 100,000 shares, issued 47,498 shares and 47,179 shares, respectively	452,769	452,289
Class A common stock, no par value; authorized 15,000 shares, issued 7,332 shares	15,321	15,321
Accumulated deficit	(276,503)	(263,532)
Accumulated other comprehensive loss, net of income tax	(21,920)	(24,458)

	169,667	179,620
Treasury stock at cost, common stock, 4,655 shares	(40,115)	(40,115)
Treasury stock at cost, Class A common stock, 1,579 shares	(22,398)	(22,398)

Total stockholders’ equity	107,154	117,107

Total liabilities and stockholders’ equity	$1,248,442	$1,278,265

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands except for per share data)

	Three Months Ended
	March 31,
	2009	2008
Revenues (less agency commissions)	$61,354	$70,999
Operating expenses:
Operating expenses before depreciation, amortization and gain on disposal of assets, net:	45,654	50,016
Corporate and administrative	4,046	3,539
Depreciation	8,261	8,885
Amortization of intangible assets	149	199
Gain on disposal of assets, net	(1,522)	(921)

	56,588	61,718

Operating income	4,766	9,281
Other income (expense):
Miscellaneous income, net	12	27
Interest expense	(10,113)	(15,799)
Loss on early extinguishment of debt	(8,352)	—

Loss before income taxes	(13,687)	(6,491)
Income tax benefit	(4,767)	(2,641)

Net loss	(8,920)	(3,850)
Preferred dividends (includes accretion of issuance cost of $301 and $0, respectively)	4,051	—

Net loss available to common stockholders	$(12,971)	$(3,850)

Basic and diluted per share information:
Net loss available to common stockholders	$(0.27)	$(0.08)

Weighted average shares outstanding	48,489	48,153

Dividends declared per common share	$—	$0.03

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (Unaudited)
(in thousands except for number of shares)

										Accumulated
	Class A					Class A		Common		Other
	Common Stock		Common Stock		Accumulated	Treasury Stock		Treasury Stock		Comprehensive
	Shares	Amount	Shares	Amount	Deficit	Shares	Amount	Shares	Amount	Loss	Total
Balance at December 31, 2008	7,331,574	$15,321	47,178,948	$452,289	$(263,532)	(1,578,554)	$(22,398)	(4,654,750)	$(40,115)	$(24,458)	$117,107

Net loss	—	—	—	—	(8,920)	—	—	—	—	—	(8,920)

Income on derivatives, net of income tax	—	—	—	—	—	—	—	—	—	2,538	2,538

Preferred stock dividends	—	—	—	—	(4,051)	—	—	—	—	—	(4,051)

Issuance of common stock:
401(k) plan	—	—	319,288	127	—	—	—	—	—	—	127

Stock-based compensation	—	—	—	353	—	—	—	—	—	—	353

Balance at March 31, 2009	7,331,574	$15,321	47,498,236	$452,769	$(276,503)	(1,578,554)	$(22,398)	(4,654,750)	$(40,115)	$(21,920)	$107,154

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2009	2008
Operating activities
Net loss	$(8,920)	$(3,850)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation	8,261	8,885
Amortization of intangible assets	149	199
Amortization of deferred loan costs	119	119
Amortization of restricted stock awards	61	94
Amortization of stock option awards	292	199
Write-off loan acquisition costs from early extinguishment of debt	8,352	—
Amortization of program broadcast rights	3,770	3,851
Payments on program broadcast obligations	(3,856)	(3,775)
Common stock contributed to 401(k) Plan	127	1,155
Deferred income taxes	(4,718)	(2,440)
Gain on disposal of assets, net	(1,522)	(921)
Pension expense net of contributions	703	811
Other	(107)	(126)
Changes in operating assets and liabilities, net of business acquisitions:
Receivables and other current assets	5,082	7,107
Accounts payable and other current liabilities	(3,730)	(3,863)
Accrued interest	(5,359)	(774)

Net cash (used in) provided by operating activities	(1,296)	6,671

Investing activities
Acquisition of television businesses and licenses
Purchases of property and equipment	(5,448)	(2,939)
Proceeds from asset sales	182	155
Payments on acquisition related liabilities	(177)	(171)
Other	(26)	6

Net cash used in investing activities	(5,469)	(2,949)

Financing activities
Proceeds from borrowings on long-term debt	—	16,000
Repayments of borrowings on long-term debt	(2,021)	(18,313)
Deferred loan costs	(7,006)	—
Dividends paid, net of accreted preferred dividend	—	(1,445)
Other	—	(8)

Net cash used in financing activities	(9,027)	(3,766)

Net decrease in cash and cash equivalents	(15,792)	(44)
Cash and cash equivalents at beginning of period	30,649	15,338

Cash and cash equivalents at end of period	$14,857	$15,294

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE A - BASIS OF PRESENTATION
     The accompanying condensed balance sheet as of December 31, 2008, which was derived from audited financial statements, and the unaudited condensed consolidated financial statements as of and for the period ended March 31, 2009 of Gray Television, Inc. (“we”, “us” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Our operations consist of one reportable segment. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Form 10-K”).
Seasonality
     Broadcast advertising revenues are generally highest in the second and fourth quarters each year, due in part to increases in advertising in the spring and in the period leading up to and including the holiday season. In addition, broadcast advertising revenues are generally higher during even numbered years due to spending by political candidates, which spending typically is heaviest during the fourth quarter. Operating results for the three-month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.
Earnings Per Share
     We compute earnings per share in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 128, “Earnings Per Share.” For the three-month periods ended March 31, 2009 and 2008, we generated net losses. Therefore all common stock equivalents were excluded from the computation of diluted earnings per share because they were antidilutive. Securities that could potentially dilute earnings per share in the future, but which were not included in the calculation of diluted earnings per share because to do so would have been antidilutive for the periods presented, are as follows (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Dilutive securities outstanding at end of period:
Employee stock options	1,939	2,107
Non-vested restricted stock	100	183

Total	2,039	2,290
Common stock equivalents included in diluted weighted-average shares outstanding	—	—

Dilutive securities excluded from diluted weighted-average shares outstanding	2,039	2,290

NOTE A — BASIS OF PRESENTATION (Continued)
Comprehensive Income (Loss)

     Our total comprehensive income includes net income (loss) and other comprehensive income (loss) items listed in the table below (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Net loss	$(8,920)	$(3,850)
Other comprehensive income (loss), net of tax:
Change in value of cash flow hedges, net of tax expense of $1,003 and tax benefit of $2,561, respectively	2,538	(6,566)

Total comprehensive loss	$(6,382)	$(10,416)

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
     The following table lists components of property and equipment by major category (in thousands):

	March 31,	December 31,
	2009	2008
Property and equipment:
Land	$22,456	$22,452
Buildings and improvements	50,042	49,766
Equipment	298,698	296,013

	371,196	368,231
Accumulated depreciation	(212,017)	(205,328)

	$159,179	$162,903

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
     Under these swap agreements, we receive floating interest at the London interbank offered rate (“LIBOR”) and pay fixed interest. The variable LIBOR rate is reset in three-month periods for both the swap agreements and the hedged portion of our variable rate debt. Upon entering into the swap agreements, we designated them as hedges of variability of our floating-rate interest payments attributable to changes in three-month LIBOR, the designated interest rate. During the period of each swap agreement, we recognize the swap agreements at their fair value as an asset or liability in our balance sheet and mark the swap agreements to their fair value through other comprehensive income. We recognize floating-rate interest expense from our debt as interest expense in earnings. We recognize the offsetting effect of payments to, or receipts from, the swap agreements as an addition or offset to interest expense.

NOTE A — BASIS OF PRESENTATION (Continued)
Accounting for Derivatives (Continued)
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
     Upon entering into a swap agreement, we document our hedging relationships and our risk management objectives. Our swap agreements do not include written options. Our swap agreements are intended solely to modify the payments for a recognized liability from a variable rate to a fixed rate. Our swap agreements do not qualify for short-cut method accounting because the variable rate debt being hedged is pre-payable. See Note C – Long-Term Debt for further disclosure of our policies regarding derivatives.
Recent Accounting Pronouncements
     As of January 1, 2009, we adopted the requirements of the following accounting pronouncements without any impact upon our financial statements:
•	Staff Position (“FSP”) No. 157-2, “Effective Date of Statement of Financial Accounting Standards (“SFAS”) No. 157”

•	SFAS No. 141(R), “Business Combinations”

•	SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51”

•	FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion”

•	FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”

•	FSP No. SFAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”

•	Emerging Issues Task Force Issue No. 07-1, “Accounting for Collaborative Arrangements”

•	Emerging Issues Task Force Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock”
     The disclosure requirements of SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” which took effect on January 1, 2009, are presented in Note C — Long-Term Debt.
     The disclosure requirements of FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets,” which took effect on January 1, 2009, are presented in Note H – Goodwill and Intangible Assets.
     In April of 2009, the FASB issued FSP No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which is effective for interim reporting periods ending after June 15, 2009. This FSP amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. As this pronouncement is ony disclosure-related, it will not have an impact on our financial position and results of operations. However, this pronouncement will require increased disclosures concerning our financial instruments.
NOTE B – MARKETABLE SECURITIES
     We have historically invested excess cash balances in a highly rated enhanced cash fund managed by Columbia Management Advisers, LLC, a subsidiary of Bank of America, N.A. (“Columbia Management”). We refer to this investment fund as the Columbia Fund.

NOTE B – MARKETABLE SECURITIES (Continued)
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
     During the three-month periods ended March 31, 2009 and 2008, we recorded a mark-to-market expense of $2,100 and $77,000, respectively.
     In the three-month period ended March 31, 2009, Columbia Management distributed a total of $1.4 million to us which represented our remaining investment in the Columbia Fund at market value. This final distribution approximated the market value of the investment recorded as of December 31, 2008.
     As of December 31, 2008, our remaining balance in the Columbia Fund was $1.4 million which was net of a $290,000 mark-to-market reserve.
     Fair value is based on quoted prices of similar assets in active markets. Valuation of these items does entail significant amount of judgment and the inputs that are significant to the fair value measurement are Level 2 in the fair value hierarchy as defined in SFAS 157.
NOTE C — LONG-TERM DEBT
     Long-term debt consists of our senior credit facility as follows (in thousands):

	March 31,	December 31,
	2009	2008
Long-term debt:
Senior credit facility — current portion	$8,085	$8,085
Senior credit facility — long-term portion	790,274	792,295

Total long-term debt including current portion	$798,359	$800,380

Borrowing ability under our senior credit facility	$50,000	$12,262
     Our senior credit facility consists of a term loan facility and a revolving facility. The amounts outstanding under our senior credit facility as of March 31, 2009 and December 31, 2008 were comprised solely of the term loan facility. The revolving credit facility did not have an outstanding balance as of March 31, 2009 or December 31, 2008. The commitment fee was 0.50% on the available credit under the senior credit facility. Our average debt balance was $799.7 million and $925.9 million during the three-month periods ended March 31, 2009 and 2008, respectively. The average interest rates on our total debt balances were 4.9% and 6.6% during the three-month periods ended March 31, 2009 and 2008, respectively. These average interest rates include the effects of our interest rate swap agreements as described below.
Amendment of Senior Credit Facility
     Effective as of March 31, 2009, we amended our senior credit facility. The terms of our amended senior credit facility include, but are not limited to, an increase in the maximum ratio allowed under our total net leverage ratio covenant for the year ending December 31, 2009, a general increase in the restrictiveness of our remaining covenants and increased interest rates.
     In order to obtain this amendment, we incurred loan issuance costs of approximately $7.0 million including legal and professional fees. These fees were funded from our existing cash balances. The amendment of our senior credit facility was determined to be significant and as a result we recorded a loss on early extinguishment of debt of $8.4 million. The amendment to our senior credit facility is included in our 2008 Form 10-K as Exhibit 10.10.

NOTE C — LONG-TERM DEBT (Continued)
Amendment of Senior Credit Facility (Continued)
     The senior credit facility contains affirmative and restrictive covenants. As of March 31, 2009, we were in compliance with these covenants.
Interest Rate Swap Agreements
     We entered into three swap agreements in 2007 for the purpose of converting $465.0 million of our variable rate debt under our senior credit facility to fixed rate debt. These swap agreements continued to be in effect during the three-month period ended March 31, 2009. As of March 31, 2009, the swap agreements had a negative market value of $20.5 million which was recorded as an other long-term liability and recorded as other comprehensive expense of $12.5 million, net of a $8.0 million income tax benefit. As of December 31, 2008, our swap agreements had a negative market value of $24.6 million. For the three-month period ending March 31, 2009, we recorded income on derivatives as other comprehensive income of $2.5 million. For the three-month period ended March 31, 2008, we recorded a loss on derivatives as other comprehensive expense of $6.6 million. Our three swap agreements are our only existing hedging activities and will expire in April of 2010.
     In future periods, we may choose to place our long-term debt, that is being hedged, into a one-month LIBOR contract that is renewed monthly rather than a three-month LIBOR contract that is renewed quarterly. By doing so, we will take advantage of the lower one-month LIBOR rate. If we were to do so, a portion of the loss that is currently reflected in other comprehensive income would be recognized in our statement of operations.
     Fair value is derived using valuation models that take into account the contract terms such as maturity dates, interest rate yield curves, our creditworthiness as well as that of the counterparty and other data. The data sources utilized in these valuation models that are significant to the fair value mearsurement are Level 2 in the fair value hierarchy as defined in SFAS 157.
     See Note A – Basis of Presentation for further disclosure of our policies regarding derivatives.
NOTE D – PREFERRED STOCK
     As of March 31, 2009 and December 31, 2008, we had 1,000 shares of Series D Perpetual Preferred Stock outstanding. The no par value Series D Perpetual Preferred Stock has a liquidation value of $100,000 per share for a total liquidation value of $100.0 million as of March 31, 2009 and December 31, 2008.
     Dividends on the Series D Perpetual Preferred Stock accrue at 12.0% per annum through December 31, 2008 after which the dividend rate shall be 15.0% per annum. Dividends are to be paid in cash. We did not fund the Series D Perpetual Preferred Stock cash dividend payments due on January 15, 2009 and April 15, 2009 that had accumulated for the three-month periods ended December 31, 2008 and March 31, 2009. If three consecutive cash dividends payments with respect to the Series D Perpetual Preferred Stock remain unfunded, the dividend rate will increase from 15% per annum to 17% per annum. While any Series D Perpetual Preferred Stock dividend payments are in arrears, we are prohibited from repurchasing, declaring and/or paying any cash dividend with respect to any equity securities having liquidation preferences equivalent to or junior in ranking to the liquidation preferences of the Series D Perpetual Preferred Stock, including our common stock and Class A common stock. We can provide no assurances when any future cash payments will be made on any accumulated and unpaid Series D Perpetual Preferred Stock cash dividends presently in arrears or that become in arrears in the future.

NOTE E — RETIREMENT PLANS
     The following table provides the components of net periodic benefit cost for our pension plans for the three- month periods ended March 31, 2009 and 2008, respectively (in thousands):

	Three Months Ended March 31,
	2009	2008
Service cost	$776	$795
Interest cost	550	481
Expected return on plan assets	(501)	(476)
Loss amortization	103	22

Net periodic benefit cost	$928	$822

     During the three months ended March 31, 2009, we contributed $225,000 to our pension plans. During the remainder of fiscal 2009, we expect to contribute an additional $4.1 million to our pension plans.
NOTE F – STOCK-BASED COMPENSATION
     We recognize compensation expense for share-based payment awards made to our employees and directors including stock options and restricted shares under our 2007 Long-Term Incentive Plan and the Directors’ Restricted Stock Plan. We recorded $353,000 and $294,000 of share-based expense for the three-month periods ended March 31, 2009 and 2008, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $124,000 and $121,000 in the three-month periods ended March 31, 2009 and 2008, respectively.
Long-term Incentive Plan
     During the three-month period ended March 31, 2009, we did not grant any options to our employees to acquire our common stock. During the three-month period ended March 31, 2008, we granted options to our employees to acquire 1.3 million shares of our common stock. The common stock purchase price per the option agreements was equal to the common stock’s closing market price on the date of the grant. The fair value for each stock option granted was estimated at the date of grant using the Black-Scholes option pricing model.

NOTE F – STOCK-BASED COMPENSATION (Continued)
Long-term Incentive Plan (Continued)
     A summary of stock option activity related to our common stock for the three-month periods ended March 31, 2009 and 2008 is as follows (option amounts in thousands):

	Three Months Ended
	March 31, 2009		March 31, 2008
		Weighted-		Weighted-
		Average		Average
	Options	Exercise Price	Options	Exercise Price
Common stock:
Stock options outstanding - beginning of period	1,949	$8.31	842	$9.96
Options granted	—	$—	1,288	$7.64
Options exercised	—	$—	—	$—
Options expired	(2)	$12.41	(41)	$8.24
Options forfeited	(8)	$7.82	(4)	$10.09

Stock options outstanding — end of period	1,939	$8.31	2,085	$8.56

Exercisable at end of period	655	$9.91	744	$10.15

Weighted-average fair value of options granted during the period		$—		$1.79
     For the three-month period ended March 31, 2009, we did not have any options outstanding for our Class A common stock. As of March 31, 2009, the market price of our common stock was less than the exercise prices for all of our stock options. Therefore, as of that date, our options had no intrinsic value.
Directors’ Restricted Stock Plan
     During the three-month period ended March 31, 2009, we did not grant any shares of restricted stock to our directors. During the three-month period ended March 31, 2008, we granted 55,000 shares of our common stock, in total, to our directors under the Directors’ Restricted Stock Plan. The unearned compensation is being amortized as an expense over the vesting period of the restricted common stock. The total amount of unearned compensation is equal to the market value of the shares at the date of grant.
     The following table summarizes our non-vested restricted shares during the three-month period ended March 31, 2009 (shares in thousands):

		Weighted-
	Number of	Average
	Shares	Fair Value
Restricted Stock:
Non-vested common restricted shares, December 31, 2008	100	$6.64
Granted	—	$—
Vested	—	$—

Non-vested common restricted shares, March 31, 2009	100	$6.64

NOTE G — COMMITMENTS AND CONTINGENCIES
Legal Proceedings and Claims
     We are subject to legal proceedings and claims that arise in the normal course of our business. In our opinion, the amount of ultimate liability, if any, with respect to these actions, will not materially affect our financial position.
Sports Marketing Agreement
     On October 12, 2004, the University of Kentucky (“UK”) jointly awarded a sports marketing agreement to us and IMG World, Inc. (“IMG”). The agreement with UK commenced on April 16, 2005 and has an initial term of seven years with the option to extend for three additional years.
     On July 1, 2006, the terms between us and IMG concerning the UK sports marketing agreement were amended. The amended agreement provides that we will share in profits in excess of certain amounts specified by the agreement, if any, but not losses. The agreement also provides that we would separately retain all local broadcast advertising revenue and pay all local broadcast expenses for activities under the agreement. Under the amended agreement, IMG agreed to make all license fee payments to UK. However, if IMG is unable to pay the license fee to UK, we will then pay the unpaid portion of the license fee to UK. As of March 31, 2009, the aggregate license fees to be paid by IMG to UK over the remaining portion of the full ten-year term for the agreement is approximately $53.1 million. If advances are made by us on behalf of IMG, IMG will then reimburse us for the amount paid within 60 days subsequent to the close of each contract year that ends on June 30th. IMG has also agreed to pay interest on any advance at a rate equal to the prime rate. As of March 31, 2009 and December 31, 2008, no amounts were outstanding as an advance to UK on behalf of IMG under this agreement.
NOTE H – GOODWILL AND INTANGIBLE ASSETS
     Our intangible assets are primarily comprised of network affiliations and broadcast licenses. We did not have any network affiliation agreements or broadcast licenses to renew during the three-month period ended March 31, 2009. Upon renewal of such intangible assets, we expense all related fees as incurred. The weighted-average period prior to the next renewal period for network affiliation agreements and broadcast licenses is 3.26 years and a negative 1.3 years, respectively. Our weighted-average period for broadcast licenses is negative due to delays in granting renewals by the Federal Communication Commission (the “FCC”). Our applications for renewal have been properly submitted to the FCC; however, due to a backlog of pending renewals at the FCC, these renewals have not been acted upon. Although we cannot guarantee that these broadcast license renewals will be granted, we do not currently have any reason to believe that such renewals will not be granted by the FCC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview
Introduction
     The following analysis of the financial condition and results of operations of Gray Television, Inc. (“we”, “us” or “our”) should be read in conjunction with our financial statements contained in this report and in our Annual Report filed on Form 10-K for the fiscal year ended December 31, 2008, or the 2008 Form 10-K.
Overview
     We own 36 television stations serving 30 television markets. Seventeen of the stations are affiliated with CBS, ten are affiliated with NBC, eight are affiliated with ABC and one is affiliated with FOX. The combined station group has 21 markets with stations ranked #1 in local news audience and 21 markets with stations ranked #1 in overall audience within their respective markets based on the results of the average of the Nielsen November, July, May and February 2008 ratings reports. Of the 30 markets that we serve, we operate the #1 or #2 ranked station in 29 of those markets. The combined TV station group reaches approximately 6.1% of total U.S. TV households. In addition, we currently operate 38 digital second channels including one affiliated with ABC, four affiliated with FOX, seven affiliated with CW, 16 affiliated with MyNetworkTVand one affiliated with Universal Sports Network, plus eight local news/weather channels and one independent channel in certain of our existing markets. With seventeen CBS affiliated stations, we are the largest independent owner of CBS affiliates in the United States.
     Our operating revenues are derived primarily from broadcast and internet advertising and from other sources such as production of commercials, tower rentals and from retransmission consent fees.
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
     Most advertising contracts are short-term and generally run only for a few weeks. Approximately 66% of the net revenues of our television stations for the three months ended March 31, 2009 were generated from local advertising (including political advertising revenues), which is sold primarily by a station’s sales staff directly to local accounts and the remainder represented primarily by national advertising, which is sold by a station’s national advertising sales representative. The stations generally pay commissions to advertising agencies on local, regional and national advertising and the stations also pay commissions to the national sales representative on national advertising.
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

Revenues
     Set forth below are the principle types of broadcast revenues earned by us for the periods indicated and the percentage contribution of each to our total revenues (dollars in thousands):

	Three Months Ended March 31,
	2009		2008
		Percent		Percent
	Amount	of Total	Amount	of Total
Revenues:
Local	$39,286	64.0%	45,719	64.4%
National	12,875	21.0%	16,337	23.0%
Internet	2,564	4.2%	2,629	3.7%
Political	1,009	1.6%	3,073	4.3%
Retransmission consent	3,640	5.9%	646	0.9%
Production and other	1,842	3.0%	2,421	3.4%
Network compensation	138	0.3%	174	0.3%

Total	$61,354	100.0%	$70,999	100.0%

Results of Operations
Three Months Ended March 31, 2009 (“2009 three-month period”) Compared To Three Months Ended March 31, 2008 (“2008 three-month period”)
     Revenue. Total revenues decreased $9.6 million, or 14%, to $61.4 million in the 2009 three-month period reflecting increased retransmission revenue offset by decreased local, national and political advertising revenues. Retransmission revenue increased $3.0 million, or 463%, to $3.6 million due to negotiating higher revenues as our retransmission contracts were renewed. Internet advertising revenues decreased 2%, to $2.6 million, reflecting increased website traffic but lower revenue. Local advertising revenue decreased $6.4 million, or 14%, to $39.3 million and national advertising revenue decreased $3.4 million, or 21%, to $12.9 million. Local and national advertising revenue decreased due to reduced spending by advertisers in the current economic recession. Political advertising revenues decreased $2.1 millon, or 67%, to $1.0 million reflecting decreased advertising from political candidates during the “off year” of the two-year political advertising cycle. Net advertising revenue associated with broadcast of the 2009 Super Bowl on our ten NBC affiliated stations approximated $750,000 which is an increase from the approximate $130,000 of Super Bowl revenues earned in 2008 on our then six FOX affiliated channels.
     Operating Expenses. Broadcast expenses (before depreciation, amortization and gain on disposal of assets) decreased $4.4 million, or 9%, to $45.7 million in the 2009 three-month period, due primarily to reduced payroll costs resulting from a reduction in the number of employees. We also had reduced non-payroll expenses resulting from our efforts to control costs.
     Corporate and Administrative Expenses. Corporate and administrative expenses (before depreciation, amortization and gain on disposal of assets) increased $0.5 million, or 14%, to $4.0 million. The increase in corporate and administrative expenses was due primarily to increased legal expenses, relocation expenses and non-cash stock-based compensation. The increase in legal fees reflects approximately $330,000 of expenses relating to finalizing certain retransmission consent contracts in fiscal 2009. We incurred $350,000 in expenses related to our relocation in 2009 of several general managers due to routine turnover. During the 2009 three-month period and the 2008 three-month period, we recorded non-cash stock-based compensation expense of $353,000 and $294,000, respectively.
     Depreciation. Depreciation of property and equipment totaled $8.3 million and $8.9 million for the 2009 three-month period and the 2008 three-month period, respectively. The decrease in depreciation was the result of reduced capital expenditures in recent years compared to that of prior years. As a result, more assets acquired in prior years have become fully depreciated than have been purchased in recent years.

     Gain on Disposal of Assets. Gain on disposal of assets increased $0.6 million to $1.5 million during the 2009 three-month period as compared to the comparable period of the prior year. The Federal Communications Commission (the “FCC”) has mandated that all broadcasters operating microwave facilities on certain frequencies in the 2 GHz band relocate to other frequencies and upgrade their equipment. The spectrum being vacated by broadcasters has been reallocated to third parties who, as part of the overall FCC-mandated spectrum reallocation project, must provide affected broadcasters with new digital microwave replacement equipment at no cost to the broadcaster and also reimburse them for certain associated out-of-pocket expenses. During the three-month periods ended March 31, 2009 and 2008, we recognized gains of $1.6 million and $0.9 million, respectively, on the disposal of assets associated with the spectrum reallocation project.
     Interest Expense. Interest expense decreased $5.7 million, or 36%, to $10.1 million for the 2009 three-month period compared to the 2008 three-month period. This decrease was attributable to a reduction in average interest rates and average principal outstanding. Average interest rates have decreased due to a decrease in market interest rates on our senior credit facility. Our debt balance decreased as a result of repayments funded by our issuance in fiscal 2008 of the Series D Perpetual Preferred Stock. Our average debt balance was $799.7 million and $925.9 million during the 2009 three-month period and the 2008 three-month period, respectively. The average interest rates on our total debt balances was 4.9% and 6.6% during the 2009 three-month period and the 2008 three-month period, respectively. These interest rates include the effects of our interest rate swap agreements.
     Loss on Early Extinguishment of Debt. On March 31, 2009, we amended our senior credit facility. In order to obtain this amendment, we incurred loan issuance costs of approximately $7.0 million including legal and professional fees. These fees were funded from our existing cash balances. In connection with this transaction, we reported a loss on early extinguishment of debt of $8.4 million in the 2009 three-month period.
     Income Tax Benefit. We recognized an income tax benefit of $4.8 million in the 2009 three-month period compared to an income tax benefit of $2.6 million in the 2008 three-month period. The income tax benefits recorded in each year are consistent with our pre-tax losses. For the three-month periods ended March 31, 2009 and 2008, our effective income tax rate was approximately 35% and 41%, respectively. Income tax benefit for the 2009 three-month period decreased as a percentage of pre-tax loss primarily as a result of adjustments to our income tax valuation allowances against state net operating loss carryforwards.
Liquidity and Capital Resources
General
     The following table presents data that we believe is helpful in evaluating our liquidity and capital resources (in thousands).

	Three Months Ended
	March 31,
	2009	2008
Net cash (used in) provided by operating activities	$(1,296)	$6,671
Net cash used in investing activities	(5,469)	(2,949)
Net cash used in financing activities	(9,027)	(3,766)

Decrease in cash and cash equivalents	$(15,792)	$(44)

	As of
	March 31,	December 31,
	2009	2008
Cash and cash equivalents	$14,857	$30,649
Long-term debt including current portion	$798,359	$800,380
Borrowing ability under our senior credit facility	$50,000	$12,262

     We file a consolidated federal income tax return and such state or local tax returns as are required. Although we may earn taxable operating income in future years, as of March 31, 2009, we anticipate that through the use of our available loss carryforwards we will not pay significant amounts of federal or state income taxes in the next several years.
     We believe that current cash balances, cash flows from operations and available funds under our senior credit facility will be adequate to provide for our capital expenditures, debt service and working capital requirements through March 31, 2010. As of that date, depending on future cash flows and debt reduction, we may be required to further amend our senior credit facility to allow for increased debt leverage ratios. If such amendment were necessary, we cannot guarantee that such an amendment can be obtained.
     We do not believe that inflation has had a significant impact on our results of operations nor is inflation expected to have a significant effect upon our business in the near future.
     Net cash used in operating activities was $1.3 million in the 2009 three-month period compared to net cash provided by operating activities of $6.7 million in the 2008 three-month period. The decrease in cash provided by operations is due primarily to a change in current assets and current liabilities of $6.5 million which included an increase in payments on accrued interest of $4.6 million. In conjunction with the amendment of our senior credit facility, we agreed to pay on March 31, 2009 certain interest that was due to be paid on April 3, 2009.
     Net cash used in investing activities was $5.5 million in the 2009 three-month period compared to net cash used in investing activities of $2.9 million for the 2008 three-month period. The increase in cash used in investing activities was largely due to increased spending for equipment.
     Net cash used in financing activities was $9.0 million in the 2009 three-month period compared to net cash used in financing activities of $3.8 million in the 2008 three-month period. This increase in cash used was due primarily to payments of $7.0 million for the amendment of our senior credit facility. Also, we did not pay any common stock or preferred stock dividends in the three-month period ended March 31, 2009.
Senior Credit Facility
     The amount outstanding under our senior credit facility as of March 31, 2009 was $798.4 million comprised solely of the term loan facility. The revolving credit facility did not have an outstanding balance as of March 31, 2009. Borrowing ability under the revolving credit facility as of March 31, 2009 and December 31, 2008 was $50.0 million and $12.3 million, respectively.
     Our senior credit facility contains affirmative and restrictive covenants that we must comply with. As of March 31, 2009, we were in compliance with these covenants.
Capital Expenditures
     Capital expenditures in the 2009 and 2008 three-month periods were $5.4 million and $2.9 million, respectively. The 2009 three-month period included, in part, capital expenditures relating to the conversion of analog broadcasts to digital broadcasts upon the final cessation of analog transmissions while the 2008 three-month period did not contain comparable projects.
Other
     During the 2009 three-month period, we contributed $225,000 to our pension plans. During the remainder of fiscal 2009, we expect to contribute an additional $4.1 million to our pension plans.
Critical Accounting Policies
     The preparation of financial statements in conformity with U.S. GAAP requires management to make judgments and estimations that affect the amounts reported in the financial statements and accompanying notes.

Actual results could differ from those estimates. We consider our accounting policies relating to intangible assets and income taxes to be critical policies that require judgments or estimations in their application where variances in those judgments or estimations could make a significant difference to future reported results. These critical accounting policies and estimates are more fully disclosed in our 2008
Form 10-K.
Cautionary Note Regarding Forward-Looking Statements
     This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Quarterly Report, the words “believes,” “expects,” “anticipates,” “estimates” and similar words and expressions are generally intended to identify forward-looking statements. Statements that describe our future strategic plans, goals or objectives are also forward-looking statements. Readers of this Quarterly Report are cautioned that any forward-looking statements, including those regarding the intent, belief or current expectations of our management, are not guarantees of future performance, results or events and involve risks and uncertainties, and that actual results and events may differ materially from those in the forward-looking statements as a result of various factors including, but not limited to, those listed in Item 1A of our 2008 Form 10-K and the other factors described from time to time in our filings with the Securities and Exchange Commission. The forward-looking statements included in this Quarterly Report are made only as of the date hereof. We undertake no obligation to update such forward-looking statements to reflect subsequent events or circumstances, except as required by law.
Item 3. Quantitative and Qualitative Disclosure About Market Risk
     We believe that the market risk of our financial instruments as of March 31, 2009 has not materially changed since December 31, 2008. The market risk profile on December 31, 2008 is disclosed in our 2008 Form 10-K.
Item 4. Controls and Procedures
     As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and the CFO have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or furnish under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and to ensure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosures. There were no changes in our internal control over financial reporting during the three months ended March 31, 2009 identified in connection with this evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     The information contained in “Note G — Commitments and Contingencies” to our unaudited Condensed Consolidated Financial Statements filed as part of this Quarterly Report on Form 10-Q is incorporated herein by reference.
Item 1A. Risk Factors
     Please refer to Part I, Item 1A in our 2008 Form 10-K for a complete description of our risk factors. There have been no subsequent material changes in our risk factors.

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

GRAY TELEVISION, INC. (Registrant)
Date: May 8, 2009	By:	/s/ James C. Ryan
James C. Ryan,
Senior Vice President and Chief Financial Officer