Form 10-Q
period 2009-06-30
GRAY TELEVISION INC
filed 2009-08-07
CIK 43196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2009 or

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

Large accelerated filer: ☐	Accelerated filer: ☑	Non-accelerated filer: ☐	Smaller reporting company: ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock, (No Par Value)	Class A Common Stock, (No Par Value)

42,861,009 shares outstanding as of July 31, 2009	5,753,020 shares outstanding as of July 31, 2009

INDEX
GRAY TELEVISION, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands)

	June 30,	December 31,
	2009	2008
Assets:
Current assets:
Cash and cash equivalents	$9,786	$30,649
Trade accounts receivable, less allowance for doubtful accounts of $1,372 and $1,543, respectively	51,472	54,685
Current portion of program broadcast rights, net	3,100	10,092
Deferred tax asset	1,830	1,830
Marketable securities	—	1,384
Prepaid and other current assets	3,970	3,167

Total current assets	70,158	101,807

Property and equipment, net	153,758	162,903
Deferred loan costs, net	1,428	2,850
Broadcast licenses	818,981	818,981
Goodwill	170,522	170,522
Other intangible assets, net	1,599	1,893
Investment in broadcasting company	13,599	13,599
Other	4,629	5,710

Total assets	$1,234,674	$1,278,265

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands)

	June 30,	December 31,
	2009	2008
Liabilities and stockholders’ equity:
Current liabilities:
Trade accounts payable	$6,843	$11,515
Employee compensation and benefits	8,554	9,603
Accrued interest	13,573	9,877
Other accrued expenses	4,293	9,128
Interest rate hedge derivatives	17,602	—
Dividends payable	—	3,000
Federal and state income taxes	4,181	4,374
Current portion of program broadcast obligations	8,181	15,236
Acquisition related liabilities	885	980
Deferred revenue	8,792	10,364
Current portion of long-term debt	8,080	8,085

Total current liabilities	80,984	82,162

Long-term debt, less current portion	787,769	792,295
Program broadcast obligations, less current portion	1,094	1,534
Deferred income taxes	137,970	143,975
Long-term deferred revenue	3,099	3,310
Long-term accrued dividends	10,500	—
Accrued pension costs	19,530	18,782
Interest rate hedge derivatives	—	24,611
Other	1,973	2,306

Total liabilities	1,042,919	1,068,975

Commitments and contingencies (Note H)

Preferred stock, no par value; cumulative; redeemable; designated 1.00 shares, issued and outstanding 1.00 shares, ($100,000 aggregate liquidation value)	92,785	92,183

Stockholders’ equity:
Common stock, no par value; authorized 100,000 shares, issued 47,511 shares and 47,179 shares, respectively	453,121	452,289
Class A common stock, no par value; authorized 15,000 shares, issued 7,332 shares	15,321	15,321
Accumulated deficit	(287,201)	(263,532)
Accumulated other comprehensive loss, net of income tax benefit	(19,758)	(24,458)

	161,483	179,620

Treasury stock at cost, common stock, 4,655 shares	(40,115)	(40,115)
Treasury stock at cost, Class A common stock, 1,579 shares	(22,398)	(22,398)

Total stockholders’ equity	98,970	117,107

Total liabilities and stockholders’ equity	$1,234,674	$1,278,265

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands except for per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues (less agency commissions)	$65,057	$78,743	$126,411	$149,742
Operating expenses before depreciation, amortization and gain on disposal of assets, net:
Broadcast	45,167	48,460	90,821	98,476
Corporate and administrative	3,592	2,722	7,638	6,261
Depreciation	8,253	8,708	16,514	17,593
Amortization of intangible assets	145	199	294	398
Gain on disposals of assets, net	(1,098)	(84)	(2,620)	(1,005)

	56,059	60,005	112,647	121,723

Operating income	8,998	18,738	13,764	28,019
Other income (expense):
Miscellaneous income, net	1	63	13	90
Interest expense	(20,007)	(13,402)	(30,120)	(29,201)
Loss on early extinguishment of debt	—	—	(8,352)	—

(Loss) income before income taxes	(11,008)	5,399	(24,695)	(1,092)
Income tax (benefit) expense	(4,360)	2,184	(9,127)	(457)

Net (loss) income	(6,648)	3,215	(15,568)	(635)
Preferred dividends (includes accretion of issuance cost of $301, $0, $602, and $0, respectively)	4,051	125	8,101	125

Net ((loss) income available to common stockholders	$(10,699)	$3,090	$(23,669)	$(760)

Basic per share information:
Net (loss) income available to common stockholders	$(0.22)	$0.06	$(0.49)	$(0.02)

Weighted-average shares outstanding	48,506	48,235	48,498	48,194

Diluted per share information:
Net (loss) income available to common stockholders	$(0.22)	$0.06	$(0.49)	$(0.02)

Weighted-average shares outstanding	48,506	48,273	48,498	48,194

Dividends declared per share	$—	$0.03	$—	$0.06

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSlOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS (Unaudited)
(in thousands except for number of shares)

										Accumulated
	Class A					Class A		Common		Other
	Common Stock		Common Stock		Accumulated	Treasury Stock		Treasury Stock		Comprehensive
	Shares	Amount	Shares	Amount	Deficit	Shares	Amount	Shares	Amount	Loss	Total
Balance at December 31, 2008	7,331,574	$15,321	47,178,948	$452,289	$(263,532)	(1,578,554)	$(22,398)	(4,654,750)	$(40,115)	$(24,458)	$117,107
Net loss	—	—	—	—	(15,568)	—	—	—	—	—	(15,568)
Gain on derivatives, net of income tax	—	—	—	—	—	—	—	—	—	4,700	4,700
Preferred stock dividends	—	—	—	—	(8,101)	—	—	—	—	—	(8,101)
Issuance of common stock: 401(k) plan	—	—	332,099	134	—	—	—	—	—	—	134
Stock-based compensation	—	—	—	698	—	—	—	—	—	—	698

Balance at June 30, 2009	7,331,574	$15,321	47,511,047	$453,121	$(287,201)	(1,578,554)	$(22,398)	(4,654,750)	$(40,115)	$(19,758)	$98,970

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2009	2008
Operating activities
Net loss	$(15,568)	$(635)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	16,514	17,593
Amortization of intangible assets	294	398
Amortization of deferred loan costs	181	238
Amortization of restricted stock awards	122	198
Amortization of stock option awards	576	491
Write-off loan acquisition costs from early extinguishment of debt	8,352	—
Amortization of program broadcast rights	7,531	7,672
Payments on program broadcast obligations	(7,656)	(6,441)
Common stock contributed to 401(K) Plan	133	1,569
Deferred income taxes	(9,010)	(409)
Gain on disposal of assets, net	(2,620)	(1,005)
Pension expense net of contributions	752	1,504
Other	(311)	(304)
Changes in operating assets and liabilities, net of business acquisitions:
Receivables and other current assets	4,001	4,211
Accounts payable and other current liabilities	(7,306)	(4,143)
Accrued interest	4,392	(3,700)

Net cash provided by operating activities	377	17,237

Investing activities
Purchases of property and equipment	(10,224)	(6,176)
Proceeds from assets sales	573	254
Payments on acquisition-related liabilities	(352)	(330)
Other	405	(25)

Net cash used in investing activities	(9,598)	(6,277)

Financing activities
Proceeds from borrowings on long-term debt	—	16,000
Repayments of borrowings on long-term debt	(4,531)	(85,462)
Deferred loan costs	(7,111)	—
Dividends paid, net of accreted preferred dividend	—	(2,896)
Issuance of preferred stock	—	68,638
Other	—	(10)

Net cash used in financing activities	(11,642)	(3,730)

Net (decrease) increase in cash and cash equivalents	(20,863)	7,230
Cash and cash equivalents at beginning of period	30,649	15,338

Cash and cash equivalents at end of period	$9,786	$22,568

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE A — BASIS OF PRESENTATION
     The accompanying condensed balance sheet as of December 31, 2008, which was derived from audited financial statements, and the unaudited condensed consolidated financial statements as of and for the period ended June 30, 2009 of Gray Television, Inc. (“we,” “us,” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Our operations consist of one reportable segment. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (“fiscal 2008”).
Seasonality
     Broadcast advertising revenues are generally highest in the second and fourth quarters each year, due in part to increases in advertising in the spring and in the period leading up to and including the holiday season. In addition, broadcast advertising revenues are generally higher during even numbered years due to spending by political candidates, which spending typically is heaviest during the fourth quarter. Operating results for the three-month and six-month periods ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.
Use of Estimates
     The preparation of financial statements in conformity with U.S. GAAP requires our management to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and the notes to the unaudited consolidated financial statements. Our actual results could differ from these estimates. Estimates are used for the allowance for doubtful accounts in receivables, valuation of goodwill and intangible assets, amortization of program rights and intangible assets, stock-based compensation, pension costs, income taxes, employee medical insurance claims, useful lives of property and equipment, contingencies and litigation.
Earnings Per Share
     Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding during the period. The weighted-average number of common shares outstanding does not include unvested restricted shares. These shares, although classified as issued and outstanding, are considered contingently returnable until the restrictions lapse and will not be included in the basic earnings per share calculation until the shares are vested. Diluted earnings per share is computed by giving effect to all potentially dilutive common shares, including restricted stock and stock options. The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding for the three-month and six-month periods ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Weighted-average shares outstanding — basic	48,506	48,235	48,498	48,194
Stock options and restricted stock	—	38	—	—

Weighted-average shares outstanding — diluted	48,506	48,273	48,498	48,194

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Dilutive securities outstanding at end of period:
Employee stock options	1,926	2,113	1,926	2,113
Non-vested restricted stock	100	183	100	183

Total	2,026	2,296	2,026	2,296
Common stock equivalents included in diluted weighted-average shares outstanding	—	(38)	—	—

Dilutive securities excluded from diluted weighted-average shares outstanding	2,026	2,258	2,026	2,296

Comprehensive Income (Loss)
     Our total comprehensive income includes net income (loss) and other comprehensive income (loss) items listed in the table below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net (loss) income	$(6,648)	$3,215	$(15,568)	$(635)
Change in value of cash flow hedges, net of income tax	2,162	7,039	4,700	473

Comprehensive net (loss) income	$(4,486)	$10,254	$(10,868)	$(162)

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

NOTE A — BASIS OF PRESENTATION (Continued)
Property and Equipment (Continued)
     The following table lists components of property and equipment by major category (in thousands):

	June 30,	December 31,
	2009	2008
Property and equipment:
Land	$22,471	$22,452
Buildings and improvements	50,427	49,766
Equipment	292,470	296,013

	365,368	368,231
Accumulated depreciation	(211,610)	(205,328)

	$153,758	$162,903

Accounting forDerivatives
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
     Under these swap agreements, we receive floating interest at the London interbank offered rate (“LIBOR”) and pay fixed interest. The variable LIBOR rate is reset in three-month periods for the swap agreements. Depending on which rate is lower, the variable LIBOR rate is reset in one-month or three-month periods for the hedged portion of our variable rate debt. Upon entering into the swap agreements, we designated them as hedges of variability of our floating-rate interest payments attributable to changes in three-month LIBOR, the designated interest rate. During the period of each swap agreement, we recognize the swap agreements at their fair value as an asset or liability in our balance sheet and mark the swap agreements to their fair value through other comprehensive income. We recognize floating-rate interest expense from our debt as interest expense in earnings. We recognize the offsetting effect of payments to or receipts from the swap agreements as an addition or offset to interest expense.
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
     Upon entering into a swap agreement, we document our hedging relationships and our risk management objectives. Our swap agreements do not include written options. Our swap agreements are intended solely to modify the payments for a recognized liability from a variable rate to a fixed rate. Our swap agreements do not qualify for the short-cut method of accounting because the variable rate debt being hedged is pre-payable. See Note C — Long-Term Debt for further disclosure of our policies regarding derivatives.
Subsequent Events
     We evaluated subsequent events through August 7, 2009, the date of filing this Quarterly Report on Form 10-Q with the Securities and Exchange Commission.

NOTE A — BASIS OF PRESENTATION (Continued)
Recent Accounting Pronouncements
     As of January 1, 2009, we adopted the requirements of the following accounting pronouncements without any impact upon our financial statements:
•	Staff Position (“FSP”) No. 157-2, “Effective Date of Statement of Financial Accounting Standards (“SFAS”) No. 157”

•	SFAS No. 141(R), “Business Combinations”

•	SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51”

•	FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion”

•	FSP No. Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”

•	FSP No. SFAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”

•	EITF Issue No. 07-1, “Accounting for Collaborative Arrangements”

•	EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock”
     The disclosure requirements of SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” which took effect on January 1, 2009, are presented in Note C — Long-Term Debt.
     The disclosure requirements of FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets,” which took effect on January 1, 2009, are presented in Note I — Goodwill and Intangible Assets.
     As of June 30, 2009, we adopted the requirements of the following accounting pronouncements:
•	FSP No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” is effective for interim reporting periods ending after June 15, 2009. This FSP amends Financial Accounting Standards Board (“FASB”) Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. As this pronouncement is only disclosure-related, it did not have an impact on our financial position and results of operations. The disclosure requirements of this FSP are presented in Note D — Fair Value Measurement.

•	SFAS No. 165, “Subsequent Events,” is effective for interim reporting periods ending after June 15, 2009. As this pronouncement is only disclosure-related, it did not have an impact on our financial position and results of operations. The disclosure requirements of this FSP are presented below , in Note K — New York Stock Exchange Continued Listing Requirements and in
Note L — Subsequent Event.

•	FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” is effective for interim reporting periods ending after June 15, 2009. We adopted the requirements of this accounting pronouncement without any impact upon our financial statements.
Changes in Classifications
     The classification of certain prior period amounts in the accompanying condensed consolidated balance sheets have been changed in order to conform to the current year presentation.

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
     During the six-month periods ended June 30, 2009 and 2008, we recorded a mark-to-market expense of $2,100 and $75,000, respectively.
     During the six-month period ended June 30, 2009, we received cash distributions totaling $1.4 million representing our remaining investment in the Columbia Fund at market value. This final distribution approximated the market value of the investment recorded as of December 31, 2008.
     As of December 31, 2008, our remaining balance in the Columbia Fund was $1.4 million which was net of a $290,000 mark-to-market reserve.
NOTE C — LONG-TERM DEBT
     Long-term debt consists of our senior credit facility as follows (dollars in thousands):

	June 30,	December 31,
	2009	2008
Long-term debt:
Senior credit facility — current portion	$8,080	$8,085
Senior credit facility — long-term portion	787,769	792,295

Total long-term debt including current portion	$795,849	$800,380

Borrowing ability under our senior credit facility	$27,134	$12,262

Leverage ratio as defined under our senior credit facilty:
Actual	7.98	7.14
Maximum allowed	8.25	7.25
     Our senior credit facility consists of a term loan and a revolving loan. The amounts outstanding under our senior credit facility as of June 30, 2009 and December 31, 2008 were comprised solely of the term loan. The revolving loan did not have an outstanding balance as of June 30, 2009 or December 31, 2008. The commitment fee was 0.50% on the available credit under the senior credit facility. Our average debt balance was $798.6 million and $913.9 million during the six-month periods ended June 30, 2009 and 2008, respectively. The average interest rates on our total debt balances were 7.2% and 6.1% during the six-month periods ended June 30, 2009 and 2008, respectively. These average interest rates include the effects of our interest rate swap agreements as described below.
     Under the revolving loan of our amended senior credit facility, the maximum credit available under the facility is $50.0 million. The amount that we can draw upon the revolving loan is limited by the restrictive covenants of our senior credit facility. As of June 30, 2009 and December 31, 2008, we could have drawn $27.1 million and $12.3 million, respectively, of the $50 million maximum amount under the revolving loan.

NOTE C — LONG-TERM DEBT (Continued)
Amendment of Senior Credit Facility
     Effective as of March 31, 2009, we amended our senior credit facility. The terms of our amended senior credit facility include, but are not limited to, an increase in the maximum ratio allowed under our leverage ratio covenant for the year ending December 31, 2009, a general increase in the restrictiveness of our remaining covenants and increased interest rates. In order to obtain this amendment, we incurred loan issuance costs of approximately $7.1 million including legal and professional fees. These fees were funded from our existing cash balances. The amendment of our senior credit facility was determined to be significant and as a result we recorded a loss on early extinguishment of debt of $8.4 million. The amendment to our senior credit facility is included in our Annual Report on Form 10-K for fiscal 2008 (the “2008 Form 10-K”) as Exhibit 10.10.
     Without this amendment, we would not have been in compliance with the leverage ratio covenant and such noncompliance would have caused a default under the agreement. This amendment increased our cash interest rate by 2% per annum (200 basis points) and beginning April 1, 2009, requires an additional 3% per annum (300 basis point) facility fee. For the period beginning April 4, 2009 and ending April 30, 2010, the annual facility fee for the term loan and the revolving loan will accrue and be payable on the respective term loan and revolving loan maturity dates. For the period beginning after April 30, 2010 and for the remaining term of the senior credit facility, the annual facility fee will be payable in cash on a quarterly basis and interest will accrue at an annual rate of 6.5% on the facility fee balance accrued as of April 30, 2010.
     As stated above, our senior credit facility requires us to maintain our leverage ratio, as defined in the agreement, below certain maximum amounts. As of December 31, 2008, our leverage ratio was 7.14 compared to the maximum allowed by our senior credit facility of 7.25. As of March 31, 2009, our leverage ratio was 7.48 compared to the maximum ratio allowed by the amended senior credit facility of 8.00. As of June 30, 2009, our leverage ratio was 7.98 compared to the maximum ratio allowed by the amended senior credit facility of 8.25. Prior to the amendment, the maximum total net leverage ratio allowed would have been 7.25 as of March 31, 2009 and June 30, 2009.
     The continuing general economic recession, including the significant decline in advertising by the automotive industry, has adversely impacted our ability to generate cash from operations during the current period and the recent past. If these general economic trends do not begin to gradually improve, then our ability to maintain adequate liquidity and/or compliance with our leverage ratio covenant will come under increased pressure. Compliance with the leverage ratio covenant on or after March 31, 2010 will depend on the interrelationship of our ability to reduce outstanding debt and/or the results of our operations during the intervening future periods. Based upon our financial projections as of the date of filing this Quarterly Report on Form 10-Q, we are likely not to be in compliance with our leverage ratio as of March 31, 2010.
     In the future, if we are unable to maintain compliance with these covenants, including the leverage ratio test, we would use reasonable efforts to seek an amendment or waiver to our senior credit facility. However, in such circumstances, we could provide no assurances that any amendment or waiver would be obtained nor of its terms. In the future, if we are unable to obtain any required waivers or amendments, we would be in default under the senior credit facility and any such default could allow a majority of the lenders to demand an acceleration of the repayment of all outstanding amounts under our senior credit facility.
Interest Rate Swap Agreements
     We entered into three swap agreements during fiscal 2007 for the purpose of converting $465.0 million of our variable rate debt under our senior credit facility to fixed rate debt. These swap agreements continued to be in effect during the six-month period ended June 30, 2009. As of June 30, 2009, the swap agreements had a negative market value of $17.6 million which was recorded as an other current liability. As of December 31, 2008, our swap agreements had a negative market value of $24.6 million. For the six-month periods ended June 30, 2009 and 2008, we recorded income, net of tax, on derivatives as other comprehensive income of $4.7 million and $473,000, respectively. Our three swap agreements are our only existing hedging activities and will expire in April of 2010.

NOTE C — LONG-TERM DEBT (Continued)
Interest Rate Swap Agreements (Continued)
     Beginning in April of 2009, we chose to place our long-term debt, that is being hedged, into a one-month LIBOR contract that is renewed monthly rather than a three-month LIBOR contract that is renewed quarterly. By doing so, we have taken advantage of the lower one-month LIBOR rate. As a result, any hedge ineffectiveness resulting from selecting the one-month LIBOR rate has been recognized in our statement of operations.
     See Note A — Basis of Presentation for further disclosure of our policies regarding derivatives.
NOTE D — FAIR VALUE MEASUREMENT
     We are parties to financial instruments which are defined, with certain exceptions, as cash, evidence of an ownership interest in an entity and certain contracts. These financial instruments are listed below as of June 30, 2009 and December 31, 2008 as follows (in thousands):

	As of		As of
	June 30 2009		December 31, 2008
	Recorded	Fair	Recorded	Fair
	Value	Value	Value	Value
Assets:
Cash and cash equivalents	$9,786	$9,786	$30,649	$30,649
Marketable securites	$—	$—	$1,384	$1,384
Investment in broadcasting company	$13,599	$13,599	$13,599	$13,599

Liabilities:
Long-term debt including current portion	$795,849	$512,243	$800,380	$312,100
Interest rate swap agreements	$17,602	$17,602	$24,611	$24,611
     Fair value of cash and cash equivalents is based upon quoted prices (unadjusted) in active markets for identical assets. These inputs are Level 1 in the fair value hierarchy.
     Fair value of our marketable securities, long-term debt including current portion and interest rate swap agreements is based on quoted prices of similar assets in active markets. Valuation of these items does entail significant amount of judgment and the inputs that are significant to the fair value measurement are Level 2 in the fair value hierarchy.
     Fair value of investment in broadcasting company is based on unobservable inputs that are considered Level 3 in the fair value hierarchy.
NOTE E — PREFERRED STOCK
     As of June 30, 2009 and December 31, 2008, we had 1,000 shares of Series D Perpetual Preferred Stock outstanding. The no par value Series D Perpetual Preferred Stock has a liquidation value of $100,000 per share for a total liquidation value of $100.0 million as of June 30, 2009 and December 31, 2008.
     Dividends on our Series D Perpetual Preferred Stock accrued at 12.0% per annum through December 31, 2008 after which the dividend rate increased to 15.0% per annum. We did not fund the Series D Perpetual Preferred Stock cash dividend payments due on January 15, 2009, April 15, 2009 or July 15, 2009 that had accumulated for the three-month periods ended December 31, 2008, March 31, 2009 and June 30, 2009. Our accrued Series D Perpetual Preferred Stock dividend balance as of June 30, 2009 and December 31, 2008 was $10.5 million and $3.0 million, respectively. Such deferral of dividend payments is allowable under the terms of the Series D Perpetual Preferred Stock. When three consecutive cash dividend payments with respect to the Series D Perpetual Preferred Stock

NOTE E — PREFERRED STOCK (Continued)
remain unfunded, the dividend rate will increase from 15.0% per annum (or $15 million) to 17.0% per annum (or $17 million). Thus, our Series D Perpetual Preferred Stock dividend began accruing at 17.0% per annum on July 16, 2009 and will accrue at that rate as long as at least three consecutive cash dividend payments remain unfunded.
     While any Series D Perpetual Preferred Stock dividend payments are in arrears, we are prohibited from repurchasing, declaring and/or paying any cash dividend with respect to any equity securities having liquidation preferences equivalent to or junior in ranking to the liquidation preferences of the Series D Perpetual Preferred Stock including our common stock and Class A common stock. We can provide no assurances when any future cash payments will be made on any accumulated and unpaid Series D Perpetual Preferred Stock cash dividends presently in arrears or that become in arrears in the future. The Series D Perpetual Preferred Stock has no mandatory redemption date but may be redeemed at the stockholders’ option on or after June 30, 2015. The deferral of paying cash dividends on our Series D Perpetual Preferred Stock and the corresponding suspension of paying cash dividends on our common and Class A common stock was made to reallocate cash resources to support our ability to pay increased interest costs and/or fees associated with the amendment to our senior credit facility.
NOTE F — RETIREMENT PLANS
     The following table provides the components of net periodic benefit cost for our pension plans for the three-month and six-month periods ended June 30, 2009 and 2008, respectively (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Service cost	$774	$671	$1,551	$1,456
Interest cost	550	482	1,100	962
Expected return on plan assets	(501)	(406)	(1,003)	(882)
Loss amortization	102	26	205	49

Net periodic benefit cost	$925	$773	$1,853	$1,585

     During the six-month period ended June 30, 2009, we contributed $1.1 million to our pension plans. During the remainder of the fiscal year ended December 31, 2009 (“fiscal 2009”), we expect to contribute an additional $3.2 million to our pension plans.
NOTE G — STOCK-BASED COMPENSATION
     We recognize compensation expense for share-based payment awards made to our employees and directors including stock options and restricted shares under our 2007 Long-Term Incentive Plan and the Directors’ Restricted Stock Plan. The following table provides our share-based compensation expense and related income tax benefit for the three-month and six-month periods ending June 30, 2009 and 2008, respectively (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Stock-based compensation expense, gross	$345	$395	$698	$689
Income tax benefit associated with stock-based compensation	(135)	(154)	(272)	(269)

Stock-based compensation expense, net	$210	$241	$426	$420

NOTE G — STOCK-BASED COMPENSATION (Continued)
Long-term Incentive Plan
     During the six-month period ended June 30, 2009, we did not grant any options to our employees to acquire our common stock. During the six-month period ended June 30, 2008, we granted options to our employees to acquire 1.3 million shares of our common stock. The common stock purchase price per the option agreements was equal to the common stock’s closing market price on the date of the grant. The fair value for each stock option granted was estimated at the date of grant using the Black-Scholes option pricing model.
     A summary of stock option activity related to our common stock for the six-month periods ended June 30, 2009 and 2008 is as follows (option amounts in thousands):

	Six Months Ended June 30,
	2009		2008
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price
Common stock:
Stock options outstanding — beginning of period	1,949	$8.31	842	$9.96
Options granted	—	$—	1,323	$7.53
Options exercised	—	$—	—	$—
Options expired	(12)	$12.37	(41)	$8.24
Options forfeited	(11)	$8.11	(34)	$8.02

Stock options outstanding — end of period	1,926	$8.29	2,090	$8.49

Exercisable at end of period	643	$9.87	738	$10.16

Weighted-average fair value of options granted during the period		$—		$1.77
     For the six-month period ended June 30, 2009, we did not have any options outstanding for our Class A common stock. As of June 30, 2009, the market price of our common stock was less than the exercise prices for all of our outstanding stock options. Therefore, as of that date, our options had no intrinsic value.
     During the six-month period ended June 30, 2009, we did not grant any shares of restricted stock to our directors. During the six-month period ended June 30, 2008, we granted 55,000 shares of our common stock, in total, to our directors under the Directors’ Restricted Stock Plan. The unearned compensation is being amortized as an expense over the vesting period of the restricted common stock. The total amount of unearned compensation is equal to the market value of the shares at the date of grant net of accumulated amortization.

NOTE G — STOCK-BASED COMPENSATION (Continued)
Long-term Incentive Plan
     The following table summarizes our non-vested restricted shares during the six-month period ended June 30, 2009 (shares in thousands):

		Weighted-
	Number of	Average
	Shares	Fair Value
Restricted Stock:
Non-vested common restricted shares, December 31, 2008	100	$6.64
Granted	—	—
Vested	—	—

Non-vested common restricted shares, June 30, 2009	100	$6.64

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
     On July 1, 2006, the terms between us and IMG concerning the UK sports marketing agreement were amended. The amended agreement provides that we will share in profits in excess of certain amounts specified by the agreement, if any, but not losses. The agreement also provides that we would separately retain all local broadcast advertising revenue and pay all local broadcast expenses for activities under the agreement. Under the amended agreement, IMG agreed to make all license fee payments to UK. However, if IMG is unable to pay the license fee to UK, we will then pay the unpaid portion of the license fee to UK. As of June 30, 2009, the aggregate license fees to be paid by IMG to UK over the remaining portion of the full ten-year term (assuming, the option to extend is exercised) for the agreement is approximately $49.3 million. If advances are made by us on behalf of IMG, IMG will then reimburse us for the amount paid within 60 days subsequent to the close of each contract year ending on June 30th. IMG has also agreed to pay interest on any advance at a rate equal to the prime rate. As of June 30, 2009 and December 31, 2008, no amounts were outstanding as an advance to UK on behalf of IMG under this agreement.
NOTE I — GOODWILL AND INTANGIBLE ASSETS
     Our intangible assets are primarily comprised of network affiliations and broadcast licenses. We did not acquire any network affiliation agreements or broadcast licenses or have any of our network affiliation agreements or broadcast licenses renew during the six-month period ended June 30, 2009. Upon renewal of such intangible assets, we expense all related fees as incurred. There were no triggering events that required a test of impairment of our intangible assets during the six-month period ended June 30, 2009.

NOTE J — INCOME TAXES
     Our recorded income tax expense (benefit) and incurred effective income tax rate are as follows for the respective periods (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Income tax (benefit) expense	$(4,360)	$2,184	$(9,127)	$(457)
Effective income tax rate	40%	40%	37%	42%
     The effective income tax rate for the six-month period ended June 30, 2009 as compared to the six-month period ended June 30, 2008 decreased as a percentage of pre-tax loss primarily as a result of increases to our reserve for uncertain tax positions during the period ended June 30, 2008 and decreases to our reserve for uncertain tax positions during the period ended June 30, 2009.
NOTE K — NEW YORK STOCK EXCHANGE CONTINUED LISTING REQUIREMENT
     The New York Stock Exchange (“NYSE”) requires all listed companies to maintain compliance with certain criteria to remain listed on the NYSE. Prior to June 30, 2009, among these listing criteria were requirements for a minimum average market capitalization of $25 million and a minimum average per share stock price of $1.00 over the most recent 30 trading-day period. On June 30, 2009, the NYSE permanently reduced the minimum market capitalization requirement from $25 million to $15 million and temporarily suspended the minimum per share stock price requirement until July 31, 2009. As of June 30, 2009, our average market capitalization was $33.2 million and our average per share stock price for our common stock and Class A common stock were $0.49 and $0.60, respectively. If our average per share stock price does not meet the minimum criteria as of July 31, 2009 and the criteria suspension is not extended beyond July 31, 2009, the NYSE could initiate delisting procedures against us on or about October 7, 2009. If that were to occur, we would seek an alternate exchange for trading of our common stock and Class A common stock.
NOTE L — SUBSEQUENT EVENT
     On July 30, 2009, we announced that Gray had been selected to be a management advisor for seven television stations that are currently operated by Young Broadcasting, Inc. as a Debtor in Possession under a Chapter 11 Bankruptcy filing.
     Gray will provide operational management services for these television stations. We anticipate promptly entering into a definitive management agreement for these services. The Bankruptcy Court has already approved the agreement. The definitive agreement should provide Gray with a $2.2 million per year management fee and further provide us an opportunity to earn additional specified incentive fees if certain performance targets are exceeded. The management services are currently expected to be provided through December 31, 2012.

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
Overview
     We own 36 television stations serving 30 television markets. Seventeen of the stations are affiliated with CBS, ten are affiliated with NBC, eight are affiliated with ABC and one is affiliated with FOX. The combined station group has 21 markets with stations ranked #1 in local news audience and 21 markets with stations ranked #1 in overall audience within their respective markets based on the results of the average of the Nielsen November, July, May and February, 2008 ratings reports. Of the 30 markets that we serve, we operate the #1 or #2 ranked station in 29 of those markets. The combined TV station group reaches approximately 6.1% of total U.S. TV households. In addition, we currently operate 38 digital second channels including one affiliated with ABC, four affiliated with FOX, seven affiliated with CW, 16 affiliated with MyNetworkTV and one affiliated with Universal Sports Network, plus eight local news/weather channels and one independent channel in certain of our existing markets. With 17 CBS affiliated stations, we are the largest independent owner of CBS affiliates in the United States.
     Our operating revenues are derived primarily from broadcast and internet advertising and from other sources such as production of commercials, tower rentals and retransmission consent fees.
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
     Most advertising contracts are short-term and generally run only for a few weeks. Approximately 66.8% of the net revenues of our television stations for the six-month period ended June 30, 2009 were generated from local advertising (including political advertising revenues), which is sold primarily by a station’s sales staff directly to local accounts, and the remainder was represented primarily by national advertising, which is sold by a station’s national advertising sales representative. The stations generally pay commissions to advertising agencies on local, regional and national advertising and the stations also pay commissions to the national sales representative on national advertising.
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

Revenue
     Set forth below are the principal types of revenues, less agency commissions, earned by us for the periods indicated and the percentage contribution of each to our total revenues (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2009		2008		2009		2008
		Percent		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total
Revenue:
Local	$43,272	66.5%	$49,495	62.9%	$82,558	65.3%	$95,214	63.6%
National	12,373	19.0%	18,479	23.4%	25,248	20.0%	34,816	23.2%
Internet	2,711	4.2%	3,048	3.9%	5,275	4.2%	5,677	3.8%
Political	942	1.4%	4,951	6.3%	1,951	1.5%	8,024	5.4%
Retransmission consent	3,959	6.1%	801	1.0%	7,599	6.0%	1,447	1.0%
Production and other	1,628	2.5%	1,763	2.2%	3,470	2.7%	4,184	2.8%
Network compensation	172	0.3%	206	0.3%	310	0.3%	380	0.2%

Total	$65,057	100.0%	$78,743	100.0%	$126,411	100.0%	$149,742	100.0%

Results of Operations
Three Months Ended June 30, 2009 (“2009 three-month period”) Compared To Three Months Ended June 30, 2008 (“2008 three-month Period”)
     Revenue. Total revenue decreased $13.7 million, or 17%, to $65.1 million in the 2009 three-month period due primarily to decreased local, national, internet and political advertising revenues, decreased production and other revenue and decreased network compensation revenue. These decreases were partially offset by increased retransmission consent revenue in the current period. Retransmission consent revenue increased $3.2 million, or 394%, to $4.0 million reflecting the more profitable terms of our recently renewed contracts. Local advertising revenues decreased approximately $6.2 million, or 13%, to $43.3 million. National advertising revenues decreased approximately $6.1 million, or 33%, to $12.4 million. Local and national advertising revenue decreased due to reduced spending by advertisers in the current economic recession. Historically, our industry’s largest advertiser category has been the automotive industry. The current recession has significantly reduced the automotive industry’s advertising expenditures. Our automotive advertising revenue decreased approximately 48% compared to the comparable period in the prior year. Internet advertising revenues decreased $0.3 million, or 11%, to $2.7 million due to the same factors affecting our local and national advertising revenue but to a lesser extent. Political advertising revenues decreased $4.0 million, or 81%, to $0.9 million reflecting decreased advertising from political candidates during the “off year” of the two-year political advertising cycle. Production and other revenue decreased $0.1 million, or 8%, to $1.6 million.
     Broadcast expenses. Broadcast expenses (before depreciation, amortization and gain on disposal of assets) decreased $3.3 million, or 7%, to $45.2 million in the 2009 three-month period, due primarily to a reduction in compensation expense of $2.3 million, facility fees of $0.3 million and professional services of $0.3 million, partially offset by an increase in bad debt expense of $0.6 million. Payroll expense decreased primarily due to a reduction in the number of employees. As of June 30, 2009 and 2008, we employed 2,216 and 2,331 total employees, respectively, in our broadcast operations which included full-time and part-time employees. Professional services decreased primarily due to lower national representation fees which are paid based upon a percentage of our lower national revenue. Facility fees decreased primarily due to lower electricity expense resulting from the discontinuance of our analog broadcasts. Bad debt expense increased primarily due to an increased reserve for receivables due from Chrysler LLC.
     Corporate and administrative expenses. Corporate and administrative expenses (before depreciation, amortization and gain on disposal of assets) increased $0.9 million, or 32%, to $3.6 million in the 2009 three-month period due primarily to an increase in compensation expense of $0.6 million and an increase in professional services expense of $0.4 million. This increase in compensation expense was primarily due to increased incentive compensation-related expenses. During the first five months of 2008, we accrued compensation expense for executive officer bonuses. During the 2008 three-month period, we determined that these executive bonuses would not be paid and as a result the associated accrued expenses were reversed which resulted in a reduction of compensation expense of $780,000. Executive bonuses have not been accrued in fiscal 2009 and as a result we did not have a reduction in fiscal 2009 which was similar to that of the three-month period ended June 30, 2008. Professional services increased primarily due to an increase in legal expenses of $145,000 and an increase in consulting expenses of $100,000 resulting from a consulting agreement with our former Chairman. During the 2009 and 2008 three-month periods, we recorded non-cash stock-based compensation expense of $345,000 and $395,000, respectively.
     Depreciation. Depreciation of property and equipment decreased $0.5 million, or 5%, to $8.3 million during the 2009 three-month period. The decrease in depreciation was the result of reduced capital expenditures in recent years compared to that of prior years. As a result, more assets acquired in prior years have become fully depreciated than have been purchased in recent years.
     (Gain) loss on disposal of assets. Gain on disposal of assets increased $1.0 million to $1.1 million during the 2009 three-month period as compared to the comparable period in the prior year. The Federal Communications Commission (the “FCC”) has mandated that all broadcasters operating microwave facilities on certain frequencies in the 2 GHz band relocate to other frequencies and upgrade their equipment. The spectrum being vacated by broadcasters has been reallocated to third parties who, as part of the overall FCC-mandated spectrum reallocation project, must provide affected broadcasters with new digital microwave replacement equipment at no cost to the broadcaster and also reimburse them for certain associated out-of-pocket expenses. During the three-month period ended June 30, 2009, we recognized a gain of $1.7 million on the disposal of assets associated with the spectrum reallocation project. We did not recognize a similar gain in the three-month period ended June 30, 2008.
     Interest expense. Interest expense increased $6.6 million, or 49%, to $20.0 million for the 2009 three-month period. This increase was attributable to an increase in average interest rates partially offset by a decrease in our average principal outstanding. Average interest rates have increased due to an increase in the margin that we pay over and above the market London Interbank Offered Rate (“LIBOR”). This margin increased as a result of our amendment of our senior credit facility on March 31, 2009. Our debt balance decreased as a result of repayments funded by our issuance in fiscal 2008 of the Series D Perpetual Preferred Stock. Our average debt balance was $797.5 million and $901.8 million during the 2009 and 2008 three-month periods, respectively. The average interest rates, including the effects of our interest rate swap agreements, on our total debt balances was 9.5% and 5.6% during the 2009 and 2008 three-month periods, respectively.
     Income tax expense or benefit. We recognized an income tax benefit of $4.4 million in the 2009 three-month period compared to an income tax expense of $2.2 million in the 2008 three-month period. The effective income tax rate was 40% for each of the three-month periods ended June 30, 2009 and 2008.
Six Months Ended June 30, 2009 (“2009 six-month period”) Compared To Six Months Ended June 30, 2008 (“2008 six-month period”)
     Revenue. Total revenue decreased $23.3 million, or 16%, to $126.4 million in the 2009 six-month period due primarily to decreased local, national, internet and political advertising revenue, decreased production and other revenue and decreased network compensation revenue. These decreases were partially offset by increased retransmission consent revenue in the current period. Retransmission consent revenue increased $6.2 million, or 425%, to $7.6 million reflecting the more profitable terms of our recently renewed contracts. Local advertising revenue decreased approximately $12.7 million, or 13%, to $82.6 million. National advertising revenue decreased approximately $9.6 million, or 27%, to $25.2 million. Local and national advertising revenue decreased due to reduced spending by advertisers in the current economic recession. Historically, our industry’s largest advertiser category has been the automotive industry. The current recession has significantly reduced the automotive industry’s advertising expenditures. Our automotive advertising revenue decreased approximately 45% compared to comparable period of the prior year. The negative effects of the recession were partially offset by increased advertising during the Super Bowl. Net advertising revenue associated with broadcast of the 2009 Super Bowl on our ten NBC affiliated stations approximated $750,000 which is an increase from the approximate $130,000 of Super Bowl revenues earned in 2008 on our then six FOX affiliated channels. Internet advertising revenue decreased $0.4 million, or 7%, to $5.3 million due to the same factors affecting our local and national advertising revenue but to a lesser extent. Political advertising revenue decreased $6.1 million, or 76%, to $2.0 million reflecting decreased advertising from political candidates during the “off year” of the two-year political advertising cycle. Production and other revenue decreased $0.7 million, or 17%, to $3.5 million.
     Broadcast expenses. Broadcast expenses (before depreciation, amortization and gain on disposal of assets) decreased $7.7 million, or 8%, to $90.8 million in the 2009 six-month period, due primarily to a reduction in compensation expense of $4.5 million, professional services of $0.7 million, facility fees of $0.2 million and supply fees of $0.4 million, partially offset by an increase in bad debt expense of $0.1 million. Compensation expense decreased primarily due to a reduction in the number of employees. As of June 30, 2009 and 2008, we employed 2,216 and 2,331 total employees, respectively, in our broadcast operations which included full-time and part-time employees. Professional services decreased primarily due to lower national representation fees which are paid based upon a percentage of our lower national revenue. Facility fees decreased primarily due to lower electricity expense resulting from the discontinuance of our analog broadcasts. Supply fees decreased due to lower gasoline costs and controls on supply purchases. Bad debt expense increased primarily due to an increased reserve for receivables due from Chrysler LLC.
     Corporate and administrative expenses. Corporate and administrative expenses (before depreciation, amortization and gain on disposal of assets) increased $1.4 million, or 22%, to $7.6 million. The increase was due primarily to increases in compensation expense and professional service expense. This increase in compensation expense was primarily due to an increase in severance expense of $135,000 and an increase in relocation expense of $350,000. Professional services increased primarily due to an increase in legal expenses of $547,000 and an increase in consulting expense of $200,000 resulting from a consulting agreement with our former Chairman. During the 2009 six-month period and the 2008 six-month period, we recorded non-cash stock-based compensation expense of $698,000 and $689,000, respectively.
     Depreciation. Depreciation of property and equipment decreased $1.1 million, or 6%, to $16.5 million for the 2009 six-month period. The decrease in depreciation was the result of reduced capital expenditures in recent years compared to that of prior years. As a result, more assets acquired in prior years have become fully depreciated than have been purchased in recent years.
     (Gain) loss on disposal of assets. Gain on disposal of assets increased $1.6 million to $2.6 million during the 2009 six-month period as compared to the comparable period in the prior year. The FCC has mandated that all broadcasters operating microwave facilities on certain frequencies in the 2 GHz band relocate to other frequencies and upgrade their equipment. The spectrum being vacated by broadcasters has been reallocated to third parties who, as part of the overall FCC-mandated spectrum reallocation project, must provide affected broadcasters with new digital microwave replacement equipment at no cost to the broadcaster and also reimburse them for certain associated out-of-pocket expenses. During the six-month periods ended June 30, 2009 and 2008, we recognized gains of $3.3 million and $1.0 million, respectively, on the disposal of assets associated with the spectrum reallocation project.
     Interest expense. Interest expense increased $0.9 million, or 3%, to $30.1 million for the 2009 six-month period. This increase was attributable to an increase in average interest rates partially offset by a decrease in our average principal outstanding. Average interest rates have increased due to an increase in the margin that we pay over and above the market LIBOR. This margin increased as result of our amendment of our senior credit facility on March 31, 2009. Our debt balance decreased as a result of repayments funded by our issuance in fiscal 2008 of the Series D Perpetual Preferred Stock. Our average debt balance was $798.6 million and $913.9 million during the 2009 six-month period and the 2008 six-month period, respectively. The average interest rates on our total debt balances was 7.2% and 6.1% during the 2009 and 2008 six-month periods, respectively. These interest rates include the effects of our interest rate swap agreements.
     Loss on early extinguishment of debt. On March 31, 2009, we amended our senior credit facility. In order to obtain this amendment, we incurred loan issuance costs of approximately $7.1 million including legal and professional fees. These fees were funded from our existing cash balances. In connection with this transaction, we reported a loss on early extinguishment of debt of $8.4 million in the 2009 six-month period.

     Income tax expense or benefit. We recognized an income tax benefit of $9.1 million in the 2009 six-month period compared to an income tax benefit of $0.5 million in the 2008 six-month period. The effective income tax rate was 37% for the 2009 six-month period and 42% in the 2008 six-month period. The effective income tax rate decreased as a percentage of pre-tax loss primarily as a result of increases to our reserve for uncertain tax positions during the period ended June 30, 2008 and decreases to our reserve for uncertain tax positions during the period ended June 30, 2009.
Liquidity and Capital Resources
General
     The following table presents data that we believe is helpful in evaluating our liquidity and capital resources (in thousands).

	Six Months Ended June 30,
	2009	2008
Net cash provided by operating activities	$377	$17,237
Net cash used in investing activities	(9,598)	(6,277)
Net cash used in financing activities	(11,642)	(3,730)

(Decrease) increase in cash and cash equivalents	$(20,863)	$7,230

	As of
	June 30, 2009	December 31, 2008
Cash and cash equivalents	$9,786	$30,649
Long-term debt including current portion	$795,849	$800,380
Preferred stock	$92,785	$92,183
Borrowing ability under senior credit facility	$27,134	$12,262

Leverage ratio as defined under our senior credit facilty:
Actual	7.98	7.14
Maximum allowed	8.25	7.25
Senior Credit Facility
     Effective as of March 31, 2009, we amended our senior credit facility. The terms of our amended senior credit facility include, but are not limited to, an increase in the maximum ratio allowed under our leverage ratio covenant for the year ending December 31, 2009, a general increase in the restrictiveness of our remaining covenants and increased interest rates. In order to obtain this amendment, we incurred loan issuance costs of approximately $7.1 million including legal and professional fees. These fees were funded from our existing cash balances. The amendment of our senior credit facility was determined to be significant and as a result we recorded a loss on early extinguishment of debt of $8.4 million. The amendment to our senior credit facility is included in our Annual Report on Form 10-K for fiscal 2008 (the “2008 Form 10-K”) as Exhibit 10.10.
     Without this amendment, we would not have been in compliance with the leverage ratio covenant and such noncompliance would have caused a default under the agreement. This amendment increased our cash interest rate by 2% per annum (200 basis points) and beginning April 1, 2009, requires an additional 3% per annum (300 basis point) facility fee. Our senior credit facility is comprised of a revolving loan and a term loan. For the period beginning April 4, 2009 and ending April 30, 2010, the annual facility fee for the term loan and the revolving loan will accrue and be payable on the respective term loan and revolving loan maturity dates. For the period beginning after April 30, 2010 and for the remaining term of the senior credit facility, the annual facility fee will be payable in cash on a quarterly basis and interest will accrue at an annual rate of 6.5% on the facility fee balance accrued as of April 30, 2010.

     The amount outstanding under our senior credit facility as of June 30, 2009 and December 31, 2008 was $795.8 million and $800.4 million, respectively, comprised solely of the term loan. The revolving credit facility did not have an outstanding balance as of June 30, 2009 or December 31, 2008. Under the revolving loan of our amended senior credit facility, the maximum credit available under the facility is $50.0 million. The amount that we can draw upon the revolving loan is limited by the restrictive covenants of our senior credit facility. As of June 30, 2009 and December 31, 2008, we could have drawn $27.1 million and $12.3 million, respectively, of the $50 million maximum amount under the revolving loan.
     As stated above, our senior credit facility requires us to maintain our leverage ratio, as defined in the agreement, below certain maximum amounts. As of December 31, 2008, our leverage ratio was 7.14 compared to the maximum allowed by our senior credit facility of 7.25. As of March 31, 2009, our leverage ratio was 7.48 compared to the maximum ratio allowed by the amended senior credit facility of 8.00. As of June 30, 2009, our leverage ratio was 7.98 compared to the maximum ratio allowed by our amended senior credit facility of 8.25. Prior to the amendment, the maximum total net leverage ratio allowed would have been 7.25 as of March 31, 2009 and June 30, 2009.
     Assuming we maintain compliance with our senior credit facility leverage ratio covenant, we believe that current cash balances, cash flows from operations and any available funds under the revolving credit line of our senior credit facility will be adequate to provide for our capital expenditures, debt service and working capital requirements through June 30, 2010. As of June 30, 2009, we are in compliance with all covenants under the senior credit facility.
     The continuing general economic recession, including the significant decline in advertising by the automotive industry, has adversely impacted our ability to generate cash from operations during the current period and the recent past. If these general economic trends do not begin to gradually improve, then our ability to maintain adequate liquidity and/or compliance with our leverage ratio covenant will come under increased pressure. Compliance with the leverage ratio covenant on or after March 31, 2010 will depend on the interrelationship of our ability to reduce outstanding debt and/or the results of our operations during the intervening future periods. Based upon our financial projections as of the date of filing this Quarterly Report on Form 10-Q, we are likely not to be in compliance with our leverage ratio as of March 31, 2010.
     In the future, if we are unable to maintain compliance with these covenants, including the leverage ratio test, we would use reasonable efforts to seek an amendment or waiver to our senior credit facility. However, in such circumstances, we could provide no assurances that any amendment or waiver would be obtained nor of its terms. In the future, if we are unable to obtain any required waivers or amendments, we would be in default under the senior credit facility and any such default could allow a majority of the lenders to demand an acceleration of the repayment of all outstanding amounts under our senior credit facility.
Series D Perpetual Preferred Stock
     Dividends on our Series D Perpetual Preferred Stock accrued at 12.0% per annum through December 31, 2008 after which the dividend rate increased to 15.0% per annum. We did not fund the Series D Perpetual Preferred Stock cash dividend payments due on January 15, 2009, April 15, 2009 or July 15, 2009 that had accumulated for the three-month periods ended December 31, 2008, March 31, 2009 and June 30, 2009. Our accrued Series D Perpetual Preferred Stock dividend balance as of June 30, 2009 and December 31, 2008 was $10.5 million and $3.0 million, respectively. Such deferral of dividend payments is allowable under the terms of the Series D Perpetual Preferred Stock. When three consecutive cash dividend payments with respect to the Series D Perpetual Preferred Stock remain unfunded, the dividend rate will increase from 15.0% per annum (or $15 million) to 17.0% per annum (or $17 million). Thus, our Series D Perpetual Preferred Stock dividend began accruing at 17.0% per annum on July 16, 2009 and will accrue at that rate as long as at least three consecutive cash dividend payments remain unfunded.
     While any Series D Perpetual Preferred Stock dividend payments are in arrears, we are prohibited from repurchasing, declaring and/or paying any cash dividend with respect to any equity securities having liquidation preferences equivalent to or junior in ranking to the liquidation preferences of the Series D Perpetual Preferred

Stock including our common stock and Class A common stock. We can provide no assurances when any future cash payments will be made on any accumulated and unpaid Series D Perpetual Preferred Stock cash dividends presently in arrears or that become in arrears in the future. The Series D Perpetual Preferred Stock has no mandatory redemption date but may be redeemed at the stockholders’ option on or after June 30, 2015. The deferral of paying cash dividends on our Series D Perpetual Preferred Stock and the corresponding suspension of paying cash dividends on our common and Class A common stock was made to reallocate cash resources to support our ability to pay increased interest costs and/or fees associated with the amendment to our senior credit facility.
Net Cash Provided By (Used In) Operating, Investing and Financing Activities
     Net cash provided by operating activities was $0.4 million in the 2009 six-month period compared to $17.2 million in the 2008 six-month period. The decrease in cash provided by operations is primarily due to a decrease in revenue and an increase in corporate expenses partially offset by a decrease in broadcast expenses.
     Net cash used in investing activities was $9.6 million in the 2009 six-month period compared to net cash used in investing activities of $6.3 million for the 2008 six-month period. The increase in cash used in investing activities was largely due to increased spending for equipment resulting from our transition to digital from analog broadcasting.
     Net cash used in financing activities in the 2009 six-month period was $11.6 million. Net cash used in financing activities in the 2008 six-month period was $3.7 million. This increase in cash used was due primarily to payments in 2009 of $7.1 million for the amendment of our senior credit facility. Also, we did not pay any common stock or preferred stock dividends in the six-month period ended June 30, 2009. In the 2008 six-month period, we issued Series D Perpetual Preferred Stock and used the net proceeds to reduce our outstanding long-term debt balance. We did not issue any Series D Perpetual Preferred Stock in the 2009 six-month period.
Income Taxes
     We file a consolidated federal income tax return and such state or local tax returns as are required. Although we may earn taxable operating income in future years, as of June 30, 2009, we anticipate that through the use of our available loss carryforwards we will not pay significant amounts of federal or state income taxes in the next several years. However, we estimate that we will pay state income taxes in certain states over the next several years.
Capital Expenditures
     Capital expenditures in the 2009 six-month period and the 2008 six-month period were $10.2 million and $6.2 million, respectively. The 2009 six-month period included, in part, capital expenditures relating to the conversion of analog broadcasts to digital broadcasts upon the final cessation of analog transmissions while the 2008 six-month period did not contain comparable projects.
Other
     During the 2009 six-month period, we contributed $1.1 million to our pension plans. During the remainder of fiscal 2009, we expect to contribute an additional $3.2 million to our pension plans.
     We do not believe that inflation has had a significant impact on our results of operations nor is inflation expected to have a significant effect upon our business in the near future.
Critical Accounting Policies
     The preparation of financial statements in conformity with U.S. GAAP requires us to make judgments and estimations that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. We consider our accounting policies relating to intangible assets and income taxes to be critical policies that require judgments or estimations in their application where variances in those judgments or estimations could make a significant difference to future reported results. Our policies concerning intangible assets are disclosed below. See our 2008 Form 10-K for a full disclosure of our policies concerning income taxes.

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
     To estimate the fair value of our reporting units, we utilize a discounted cash flow model. We believe that a discounted cash flow analysis is the most appropriate methodology to test the carrying value of long-term assets with a demonstrated long-lived / enduring franchise value. We believe the results of the discounted cash flow and market multiple approaches provide reasonable estimates of the fair value of our reporting units because these approaches are based on our actual results and best estimates of fiscal 2009 annual performance, as well as considering a number of other factors, including but not limited to, future market revenue growth, market revenue shares and operating profit margins in future periods. We have consistently used these approaches in determining the value of our goodwill. We also consider a market approach utilizing market multiples to corroborate the discounted cash flow analysis. We believe that this methodology is consistent with the approach that any strategic market participant would utilize if they were to value one of our television stations.
     As of June 30, 2009 and December 31, 2008, the book value of our broadcast licenses and goodwill was approximately $819.0 million and $170.5 million, respectively. During the fourth quarter of 2008, we recorded a non-cash impairment expense of $338.7 million resulting from a write-down of $98.6 million in the carrying value of our goodwill and a write-down of $240.1 million in the carrying value of our broadcast licenses.
     We test for impairment of broadcast licenses and goodwill on an annual basis on the last day of each fiscal year. However, we will test for impairment during any reporting period if certain triggering events were to occur. No such triggering events occurred in the six-month period ended June 30, 2009. Therefore, the two most recent impairment testing dates were as of December 31, 2008 and 2007. A summary of the significant assumptions used in our impairment analysis of broadcast licenses and goodwill as of December 31, 2008 and 2007 are presented below. Following the summary of assumptions is a sensitivity analysis of those assumptions. Our reporting units, allocations of our broadcast licenses and goodwill and our methodologies were consistent as of both testing dates.

Summary:

	As of December 31,
	2008	2007
	(dollars in millions)
Pre-tax impairment charge:
Broadcast licenses	$240.1	$—
Goodwill	$98.6	$—

Significant assumptions:
Forecast period	10 years	10 years
Increase or (decrease) in market advertising revenue for projection year 1 compared to latest historical period (1)	(15.8)% to (2.3)%	9.7% to 26.1%
Positive or (negative) advertising revenue growth rate for forecast period (1)	1.1% to 3.4%	(2.6)% to (1.1)%
Operating cash flow margin:
Broadcast licenses	11.0% to 50.0%	9.7% to 58.7%
Goodwill	11.5% to 50.0%	9.7% to 58.7%
Discount rate:
Broadcast licenses	10.50%	8.00%
Goodwill	11.50%	8.00%

(1)	Assumptions relating to advertising growth rates can vary significantly from year to year depending on if the first year of the respective projection period is an even or odd numbered year reflecting the significant cyclical impact of political advertising in even numbered years. The fiscal 2007 analysis anticipated substantial increases in revenues for fiscal 2008. As a result, overall future revenue growth rates, throughout the projection period for each station, are low given the cyclical high starting point of these projections. Conversely, since the fiscal 2008 analysis anticipated cyclically low revenues for fiscal 2009, the subsequent growth rates are higher given this low starting point for the projections.

	Hypothetical Increase In Recorded
	Impairment Charge
	As of December 31, 2008
	Broadcast License	Goodwill
	(in millions)
Hypothetical change:
A 100 basis point decrease in advertising revenue growth rate throughout the forecast period	$111.3	$22.7
A 100 basis point decrease in operating cash flow margin throughout the forecast period	$22.6	$3.6
A 100 basis point increase in the applicable discount rate	$107.2	$23.8
A 5% reduction in the fair value of broadcast licenses and enterprise values	$33.6	$8.1
A 10% reduction in the fair value of broadcast licenses and enterprise values	$69.3	$16.2

     These non-cash impairment charges do not have any direct impact on our liquidity, senior credit facility compliance or future results of operations. Our historical operating results may not be indicative of our future operating results. Our future ten-year discounted cash flow analysis which fundamentally supports our fiscal 2008 impairment charges reflected assumptions relating to the impact of the current general economic recession and dislocation of the credit markets. As a result, we lowered our projected overall advertising revenues available in each of our markets throughout our ten-year projection period and we in turn lowered our projections for individual television station revenues, operating cash flow margins and net cash flows for our impairment testing in fiscal 2008 compared to fiscal 2007. The current general economic climate has also caused us to assume that the general economic conditions would begin a gradual recovery in the fiscal year ended December 31, 2010 but that future growth rates in advertising revenues would be lower than rates assumed in previous years.
     In addition, the current dislocation of the credit markets caused us to increase our assumed discount rate to 10.5% for valuing broadcast licenses and to 11.5% for valuing goodwill in fiscal 2008 as compared to the 8.0% discount rate used to value both broadcast licenses and goodwill in fiscal 2007. The discount rates used in our impairment analysis were based upon the after-tax rate determined using a weighted-average cost of capital calculation for media companies. In calculating the discount rates, we considered estimates of the long-term mean market return, industry beta, corporate borrowing rate, average industry debt to capital ratio, average industry equity capital ratio, risk free rate and the tax rate. We believe using a discount rate based on a weighted-average cost of capital calculation for media companies is appropriate because it would be reflective of rates active participants in the media industry would utilize in valuing broadcast licenses and/or broadcast enterprises.
Valuation of Broadcast Licenses
     Broadcast licenses of television stations acquired prior to January 1, 2002 are valued using a residual basis methodology (analogous to “goodwill”) where the excess of the purchase price over the fair value of all identified tangible and intangible assets was attributed to the broadcast license. This residual basis approach will generally produce higher valuations of broadcast licenses when compared to applying an income method as discussed below. The book value of these broadcast licenses as of June 30, 2009 and December 31, 2008 was approximately $341.0 million. The pre-tax impairment charge recorded as of December 31, 2008 for these broadcast licenses approximated $129.6 million. We did not record a similar impairment charge during the six-month period ended June 30, 2009.
     Broadcast licenses of television stations acquired after December 31, 2001 are valued using an income approach. Under this approach, a broadcast license is valued based on analyzing the estimated after-tax discounted future cash flows of the station, assuming an initial hypothetical start-up operation maturing into an average performing station in a specific television market and giving consideration to other relevant factors such as the technical qualities of the broadcast license and the number of competing broadcast licenses within that market. This income approach will generally produce lower valuations of broadcast licenses when compared to applying a residual method as discussed above. The book value of these broadcast licenses as of June 30, 2009 and December 31, 2008 was approximately $478.0 million. The pre-tax impairment charge recorded as of December 31, 2008 for these broadcast licenses approximated $110.5 million. We did not record a similar impairment charge during the six-month period ended June 30, 2009.
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
     Effective January 1, 2005, we adopted the provisions of this announcement and performed a valuation assessment of its broadcast licenses using the income approach. The implementation of this pronouncement did not require us to record an impairment charge in the first quarter of the fiscal year ended December 31, 2005. However, applying the income approach to value broadcast licenses originally valued using a residual method may place a greater possibility of future impairment charges on those broadcast licenses due to the inherent “miss-match” of the fundamental assumptions between the current valuation method (a hypothetical start-up value) in comparison to the method utilized to first establish the initial value of the broadcast license (a mature station’s residual enterprise value).

Valuation of Goodwill
     For purposes of testing goodwill impairment, each of our individual television stations is a separate reporting unit. We review each television station for possible goodwill impairment by comparing the estimated market value of each respective reporting unit to the carrying value of that reporting unit’s net assets. If the estimated market values exceed the net assets, no goodwill impairment is deemed to exist. If the fair value of the reporting unit does not exceed the carrying value of that reporting unit’s net assets, we then perform, on a notional basis, a purchase price allocation applying the guidance of SFAS No. 141 by allocating the reporting unit’s fair value to the fair value of all tangible and identifiable intangible assets with residual fair value representing the implied fair value of goodwill of that reporting unit. The carrying value of goodwill for the reporting unit is written down to this implied value.
     To estimate the fair value of our reporting units, we utilize a discounted cash flow model. We believe that a discounted cash flow analysis is the most appropriate methodology to test the carrying value of long-term assets with a demonstrated long-lived / enduring franchise value. We believe the results of the discounted cash flow and market multiple approaches provide reasonable estimates of the fair value of our reporting units because these approaches are based on our actual results and best estimates of fiscal 2009 annual performance, as well as considering a number of other factors, including but not limited to, future market revenue growth, market revenue shares and operating profit margins in future periods. We have consistently used these approaches in determining the value of our goodwill. We also consider a market approach utilizing market multiples to corroborate the discounted cash flow analysis. We believe that this methodology is consistent with the approach that any strategic market participant would utilize if they were to value one of our television stations.
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
     We have acquired a total of 19 television stations since 2002. The methodology we used to value these stations was based on our evaluation of the broadcast licenses acquired and the characteristics of the markets in which they operated. Given our assumptions and the specific attributes of the stations we acquired during 2002 through 2009, we ascribed no incremental value to the incumbent network affiliation relationship in each market beyond the cost of negotiating a new agreement with another network and the value of any terms of the affiliation agreement that were more favorable or unfavorable than those generally prevailing in the market.
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

     If we were to assign higher values to all of our network affiliations and less value to our broadcast licenses or goodwill and if it is further assumed that such higher values of the network affiliations are definite-lived intangible assets, this reallocation of value might have a significant impact on our operating results. It should be noted that there is a diversity of practice and some broadcast companies have considered such network affiliation intangible assets to have a life ranging from 15 to 40 years depending on the specific assumptions utilized by those broadcast companies.
     The following table reflects the hypothetical impact of the hypothetical reassignment of value from broadcast licenses to network affiliations for all our prior acquisitions (the first acquisition being in 1994) and the resulting increase in amortization expense assuming a hypothetical 15-year amortization period as of our most recent impairment testing date of December 31, 2008 (in thousands, except per share data):

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
Market Capitalization
     When we test our broadcast licenses and goodwill for impairment, we also give consideration to our market capitalization. During 2008, we experienced a decline in our market capitalization due to a decline in our stock price. As of December 31, 2008, our market capitalization was less than our book value and it remains less than book value as of the date of this filing. We believe the decline in our stock price has, in part, been influenced by the current national credit crises and national economic recession. We believe that it is appropriate to view the current credit crisis and recession as relatively temporary in relation to reporting units that have demonstrated long-lived / enduring franchise value. Accordingly, we believe that a variance between market capitalization and fair value can exist and that difference could be significant at points in time due to intervening macroeconomic influences.
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

Cautionary Note Regarding Forward-Looking Statements
     This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Quarterly Report, the words “believes,” “expects,” “anticipates,” “estimates” and similar words and expressions are generally intended to identify forward-looking statements. Statements that describe our projected senior credit facility compliance, our anticipated contract to manage Young Broadcasting stations and NYSE continued listing compliance are also forward-looking statements. Readers of this Quarterly Report are cautioned that any forward-looking statements, including those regarding the intent, belief or current expectations of our management, are not guarantees of future performance, results or events and involve risks and uncertainties, and that actual results and events may differ materially from those contained in the forward-looking statements as a result of various factors including, but not limited to, those listed in Item 1A of our 2008 Form 10-K and the other factors described from time to time in our filings with the Securities and Exchange Commission (the “SEC”). The forward-looking statements included in this Quarterly Report are made only as of the date hereof. We undertake no obligation to update such forward-looking statements to reflect subsequent events or circumstances, except as required by law.
Item 3. Quantitative and Qualitative Disclosure About Market Risk
     We believe that the market risk of our financial instruments as of June 30, 2009 has not materially changed since December 31, 2008. The market risk profile on December 31, 2008 is disclosed in our 2008 Form 10-K.
Item 4. Controls and Procedures
     As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and the CFO have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or furnish under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and to ensure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosures. There were no changes in our internal control over financial reporting during the six months ended June 30, 2009 identified in connection with this evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     The information contained in “Note H — Commitments and Contingencies” to our unaudited Condensed Consolidated Financial Statements filed as part of this Quarterly Report on Form 10-Q is incorporated herein by reference.
Item 1A. Risk Factors
     Please refer to Part I, Item 1A in our 2008 Form 10-K for a complete description of our risk factors. There have been no subsequent material changes in our risk factors.

Item 4. Submission of Matters to a Vote of Security Holders
     The following matters were voted upon at our 2009 Annual Meeting of Shareholders, on June 10, 2009, and votes were cast as indicated:
     (a) Our shareholders voted on the election of the following nominees for director and votes were cast as indicated. Each nominee was elected as a director:

	Class A Votes and
	Common Stock Votes
Nominee	For	Withheld
Richard L. Boger	86,423,618	914,300
Ray M. Deaver	86,237,909	1,100,009
T. L. Elder	86,445,885	892,033
Hilton H. Howell, Jr.	86,359,277	978,641
William E. Mayher, III	86,451,185	886,733
Zell B. Miller	86,474,879	863,039
Howell W. Newton	86,461,978	875,940
Hugh E. Norton	85,367,268	1,970,650
Robert S. Prather, Jr.	86,494,066	843,852
Harriett J. Robinson	86,448,371	889,547
J. Mack Robinson	86,375,006	962,912
     (b) Our shareholders voted on a proposal to amend our Employee Stock Purchase Plan, or ESPP, to increase by 600,000 the number of shares of our common stock reserved for issuance under our ESPP. The proposal was approved.

	Class A Votes and Common Stock Votes
				Broker
	For	Against	Abstain	Non-Votes
Amendment of our ESPP	61,671,887	458,869	313,052	24,894,109
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

GRAY TELEVISION, INC. (Registrant)
Date: August 7, 2009	By:	/s/ James C. Ryan
James C. Ryan,
Senior Vice President and Chief Financial Officer