Form 10-Q
period 2009-09-30
GRAY TELEVISION INC
filed 2009-11-09
CIK 43196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2009 or

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock, (No Par Value)	Class A Common Stock, (No Par Value)

42,871,522 shares outstanding as of October 30, 2009	5,753,020 shares outstanding as of October 30, 2009

INDEX
GRAY TELEVISION, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands )

	September 30,
	2009	December 31,
	(Unaudited)	2008
Assets:
Current assets:
Cash	$8,200	$30,649
Trade accounts receivable, less allowance for doubtful accounts of $1,242 and $1,543, respectively	50,128	54,685
Current portion of program broadcast rights, net	13,940	10,092
Deferred tax asset	1,830	1,830
Marketable securities	—	1,384
Prepaid and other current assets	2,928	3,167

Total current assets	77,026	101,807

Property and equipment, net	151,758	162,903
Deferred loan costs, net	1,639	2,850
Broadcast licenses	818,981	818,981
Goodwill	170,522	170,522
Other intangible assets, net	1,453	1,893
Investment in broadcasting company	13,599	13,599
Other	5,022	5,710

Total assets	$1,240,000	$1,278,265

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,
	2009	December 31,
	(Unaudited)	2008
Liabilities and stockholders’ equity:
Current liabilities:
Trade accounts payable	$6,058	$11,515
Employee compensation and benefits	8,608	9,603
Accrued interest	20,556	9,877
Other accrued expenses	5,254	9,128
Interest rate hedge derivatives	12,446	—
Dividends payable	—	3,000
Federal and state income taxes	4,137	4,374
Current portion of program broadcast obligations	18,914	15,236
Acquisition related liabilities	885	980
Deferred revenue	8,222	10,364
Current portion of long-term debt	8,080	8,085

Total current liabilities	93,160	82,162

Long-term debt, less current portion	785,749	792,295
Program broadcast obligations, less current portion	1,697	1,534
Deferred income taxes	136,494	143,975
Long-term deferred revenue	2,960	3,310
Long-term accrued dividends	14,667	—
Accrued pension costs	18,404	18,782
Interest rate hedge derivatives	—	24,611
Other	1,616	2,306

Total liabilities	1,054,747	1,068,975

Commitments and contingencies (Note I)

Preferred stock, no par value; cumulative; redeemable; designated 1.00 shares, issued and outstanding 1.00 shares, ($100,000 aggregate liquidation value)	93,085	92,183

Stockholders’ equity:
Common stock, no par value; authorized 100,000 shares, issued 47,525 shares and 47,179 shares, respectively	453,474	452,289
Class A common stock, no par value; authorized 15,000 shares, issued 7,332 shares	15,321	15,321
Accumulated deficit	(297,189)	(263,532)
Accumulated other comprehensive loss, net of income tax benefit	(16,925)	(24,458)

	154,681	179,620
Treasury stock at cost, common stock, 4,655 shares	(40,115)	(40,115)
Treasury stock at cost, Class A common stock, 1,579 shares	(22,398)	(22,398)

Total stockholders’ equity	92,168	117,107

Total liabilities and stockholders’ equity	$1,240,000	$1,278,265

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands except for per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues (less agency commissions)	$66,446	$82,631	$192,857	$232,373
Operating expenses before depreciation, amortization and gain on disposal of assets, net:
Broadcast	46,173	49,907	136,994	148,383
Corporate and administrative	3,308	3,754	10,946	10,015
Depreciation	8,025	8,598	24,538	26,191
Amortization of intangible assets	145	199	440	597
Gain on disposals of assets, net	(1,835)	(338)	(4,455)	(1,343)

	55,816	62,120	168,463	183,843

Operating income	10,630	20,511	24,394	48,530
Other income (expense):
Miscellaneous income, net	13	36	26	126
Interest expense	(19,400)	(12,626)	(49,520)	(41,827)
Loss from early extinguishment of debt	—	—	(8,352)	—

(Loss) income before income taxes	(8,757)	7,921	(33,452)	6,829
Income tax (benefit) expense	(3,237)	3,277	(12,364)	2,820

Net (loss) income	(5,520)	4,644	(21,088)	4,009
Preferred dividends (includes accretion of issuance cost of $301, $275, $903, and $275, respectively )	4,468	3,167	12,569	3,292

Net (loss) income available to common stockholders	$(9,988)	$1,477	$(33,657)	$717

Basic per share information:
Net (loss) income available to common stockholders	$(0.21)	$0.03	$(0.69)	$0.01

Weighted-average shares outstanding	48,519	48,370	48,505	48,253

Diluted per share information:
Net (loss) income available to common stockholders	$(0.21)	$0.03	$(0.69)	$0.01

Weighted-average shares outstanding	48,519	48,413	48,505	48,293

Dividends declared per share	$—	$0.03	$—	$0.09

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS (Unaudited)
(dollars in thousands )

										Accumulated
	Class A					Class A		Common		Other
	Common Stock		Common Stock		Accumulated	Treasury Stock		Treasury Stock		Comprehensive
	Shares	Amount	Shares	Amount	Deficit	Shares	Amount	Shares	Amount	Loss	Total
Balance at December 31, 2008	7,331,574	$15,321	47,178,948	$452,289	$(263,532)	(1,578,554)	$(22,398)	(4,654,750)	$(40,115)	$(24,458)	$117,107

Net loss	—	—	—	—	(21,088)	—	—	—	—	—	(21,088)

Gain on derivatives, net of income tax	—	—	—	—	—	—	—	—	—	7,533	7,533

Preferred stock dividends	—	—	—	—	(12,569)	—	—	—	—	—	(12,569)

Issuance of common stock:
401(k) plan	—	—	346,362	141	—	—	—	—	—	—	141

Stock-based compensation	—	—	—	1,044	—	—	—	—	—	—	1,044

Balance at September 30, 2009	7,331,574	$15,321	47,525,310	$453,474	$(297,189)	(1,578,554)	$(22,398)	(4,654,750)	$(40,115)	$(16,925)	$92,168

     See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands )

	Nine Months Ended
	September 30,
	2009	2008
Operating activities
Net income (loss)	$(21,088)	$4,009
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	24,538	26,191
Amortization of intangible assets	440	597
Amortization of deferred loan costs	250	356
Amortization of restricted stock awards	185	302
Amortization of stock option awards	859	786
Loss from early extinguishment of debt	8,352	—
Amortization of program broadcast rights	11,353	11,598
Payments on program broadcast obligations	(11,483)	(10,149)
Common stock contributed to 401(K) plan	141	1,987
Deferred income taxes	(12,296)	2,720
Gain on disposal of assets, net	(4,455)	(1,343)
Pension expense net of contributions	(371)	(512)
Other	(454)	(455)
Changes in operating assets and liabilities:
Receivables and other current assets	6,499	9,534
Accounts payable and other current liabilities	(7,894)	(5,140)
Accrued interest	10,862	(3,789)

Net cash provided by operating activities	5,438	36,692

Investing activities
Purchases of property and equipment	(13,683)	(11,170)
Proceeds from asset sales	15	126
Equipment transactions related to spectrum reallocation, net	75	(561)
Payments on acquisition-related liabilities	(613)	(559)
Other	260	20

Net cash used in investing activities	(13,946)	(12,144)

Financing activities
Proceeds from borrowings on long-term debt	—	16,000
Repayments of borrowings on long-term debt	(6,551)	(110,554)
Deferred loan costs	(7,390)	—
Dividends paid, net of accreted preferred stock dividend	—	(4,349)
Issuance of preferred stock	—	91,607
Other	—	(15)

Net cash used in financing activities	(13,941)	(7,311)

Net (decrease) increase in cash and cash equivalents	(22,449)	17,237
Cash and cash equivalents at beginning of period	30,649	15,338

Cash and cash equivalents at end of period	$8,200	$32,575

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE A — BASIS OF PRESENTATION
     The accompanying condensed consolidated balance sheet as of December 31, 2008, which was derived from our audited financial statements, and the accompanying unaudited condensed consolidated financial statements as of and for the period ended September 30, 2009 of Gray Television, Inc. (“we,” “us,” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. It is recommended that these unaudited condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in our annual report on Form 10-K for the fiscal year ended December 31, 2008 (“fiscal 2008”). In our opinion, all material adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the periods presented have been included as required by the SEC. Our operations consist of one reportable segment.
Seasonality
     Broadcast advertising revenues are generally highest in the second and fourth quarters each year, due in part to increases in advertising in the spring and in the period leading up to and including the holiday season. In addition, broadcast advertising revenues are generally higher during even numbered years due to spending by and on behalf of political candidates, which spending typically is heaviest during the fourth quarter. Operating results for the three-month and nine-month periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009 or any other future period.
Use of Estimates
     The preparation of financial statements in conformity with U.S. GAAP requires our management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and the notes to the unaudited condensed consolidated financial statements. Our actual results could differ from these estimates. Our most significant estimates are used for our allowance for doubtful accounts in receivables, valuation of goodwill and intangible assets, amortization of program rights and intangible assets, stock-based compensation, pension costs, income taxes, employee medical insurance claims, useful lives of property and equipment, contingencies and litigation.

NOTE A — BASIS OF PRESENTATION (Continued)
Earnings Per Share
     Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding during the relevant period. The weighted-average number of common shares outstanding does not include unvested restricted shares. These shares, although classified as issued and outstanding, are considered contingently returnable until the restrictions lapse and will not be included in the basic earnings per share calculation until the shares are vested. Diluted earnings per share are computed by giving effect to all potentially dilutive common shares, including unvested restricted stock and stock options. The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding for the three-month and nine-month periods ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Weighted-average shares outstanding — basic	48,519	48,370	48,505	48,253
Stock options and restricted stock	—	43	—	40

Weighted-average shares outstanding — diluted	48,519	48,413	48,505	48,293

     For the periods where we reported losses, all common stock equivalents are excluded from the computation of diluted earnings per share, since their inclusion would be antidilutive. Securities that could potentially dilute earnings per share in the future, but which were not included in the calculation of diluted earnings per share because to do so would have been antidilutive for the periods presented, are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Potentially dilutive securities outstanding at end of period:
Employee stock options	1,921	2,098	1,921	2,098
Unvested restricted stock	100	183	100	183

Total	2,021	2,281	2,021	2,281
Common stock equivalents included in diluted weighted-average shares outstanding	—	(43)	—	(40)

Potentially dilutive securities excluded from diluted weighted-average shares outstanding	2,021	2,238	2,021	2,241

Comprehensive Net (Loss) Income
     Our total comprehensive net (loss) income includes net (loss) income and an other comprehensive (loss) income item listed in the table below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net (loss) income	$(5,520)	$4,644	$(21,088)	$4,009
Change in value of cash flow hedges, net of income tax	2,833	1,154	7,533	1,627

Comprehensive net (loss) income	$(2,687)	$5,798	$(13,555)	$5,636

NOTE A — BASIS OF PRESENTATION (Continued)
Property and Equipment
     Property and equipment are carried at cost. Depreciation is computed principally by the straight-line method. Buildings, towers, improvements and equipment are generally depreciated over estimated useful lives of approximately 35 years, 20 years, 10 years and 5 years, respectively. Maintenance, repairs and minor replacements are charged to operations as incurred; major replacements and betterments are capitalized. The cost of any assets sold or retired and related accumulated depreciation are removed from the accounts at the time of disposition, and any resulting profit or loss is reflected in income or expense for the period in which they are removed.
     The following table lists components of property and equipment by major category (in thousands):

	September 30,	December 31,
	2009	2008
Property and equipment:
Land	$22,481	$22,452
Buildings and improvements	51,399	49,766
Equipment	295,531	296,013

	369,411	368,231
Accumulated depreciation	(217,653)	(205,328)

	$151,758	$162,903

Recent Accounting Pronouncements
     We are not aware of any accounting pronouncements that have been issued but were not yet effective as of September 30, 2009 that are expected to have a material impact upon our financial statements upon adoption.
Changes in Classifications
     The classification of certain prior period amounts in the accompanying condensed consolidated balance sheets has been changed in order to conform to the current period presentation. The reclassifications had no impact on net income previously reported.
Subsequent Events
     We evaluated subsequent events through November 9, 2009, the date of filing this Quarterly Report on Form 10-Q with the Securities and Exchange Commission.
NOTE B — MARKETABLE SECURITIES
     Historically, we invested excess cash balances in an enhanced cash fund managed by Columbia Management Advisers, LLC, a subsidiary of Bank of America, N.A. (“Columbia Management”). We refer to this investment fund as the Columbia Fund.
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
     During the nine-month periods ended September 30, 2009 and 2008, we recorded a mark-to-market expense of $2,100 and $113,000, respectively.

NOTE B — MARKETABLE SECURITIES (Continued)
     During the nine-month period ended September 30, 2009, we received cash distributions totaling $1.4 million representing our remaining investment in the Columbia Fund at market value. This final distribution approximated the market value of the investment recorded as of December 31, 2008.
     As of September 30, 2009, all excess cash is held in a bank account and we do not have any cash equivalents.
NOTE C — LONG-TERM DEBT
     Long-term debt consists of our senior credit facility, described below, as follows (dollars in thousands):

	September 30,	December 31,
	2009	2008
Long-term debt:
Senior credit facility — current portion	$8,080	$8,085
Senior credit facility — long-term portion	785,749	792,295

Total long-term debt, including current portion	$793,829	$800,380

Borrowing availability under our senior credit facility	$29,191	$12,262

Leverage ratio as defined under our senior credit facilty:
Actual	8.22	7.14
Maximum allowed	8.50	7.25
     Our senior credit facility consists of a term loan and a revolving loan. The amounts outstanding under our senior credit facility as of September 30, 2009 and December 31, 2008 consisted solely of the term loan. Our average outstanding debt balance was $797.5 million and $886.5 million during the nine-month periods ended September 30, 2009 and 2008, respectively. The average interest rates on our total debt balances were 8.0% and 6.0% during the nine-month periods ended September 30, 2009 and 2008, respectively. These average interest rates include the effects of our interest rate swap agreements as described in Note D Derivatives elsewhere herein.
     Under the revolving loan portion of our senior credit facility, the maximum credit available under the facility is $50.0 million. The amount that we can draw upon the revolving loan is limited by certain restrictive covenants in our senior credit facility. As of September 30, 2009 and December 31, 2008, we had availability of $29.2 million and $12.3 million, respectively, of the $50.0 million maximum amount under the revolving loan portion of this facility.
Amendment of Senior Credit Facility
     Effective as of March 31, 2009, we amended our senior credit facility. The amendment included an increase in the maximum ratio allowed under our leverage ratio covenant for the year ending December 31, 2009, a general increase in the restrictiveness of our remaining covenants and increased interest rates. In connection therewith, we incurred loan issuance costs of approximately $7.4 million including legal and professional fees. These fees were funded from our existing cash balances. The amendment of our senior credit facility was determined to be significant and, as a result, we recorded a loss on early extinguishment of debt of $8.4 million. The amendment to our senior credit facility is included in our Annual Report on Form 10-K for fiscal 2008 (the “2008 Form 10-K”) as Exhibit 10.10.
     Without this amendment, we would not have been in compliance with our leverage ratio covenant at March 31, 2009 and such noncompliance would have resulted in a default under the agreement. This amendment increased our cash interest rate by 2% per annum (200 basis points) and beginning April 1, 2009, requires an additional 3% per annum (300 basis point) facility fee. For the period from April 4, 2009 and until April 30, 2010, the annual facility

NOTE C — LONG-TERM DEBT (Continued)
Amendment of Senior Credit Facility (Continued)
fee for the term loan and the revolving loan will accrue and be payable on the respective term loan and revolving loan maturity dates. For the period from April 30, 2010 and until maturity of the senior credit facility, the annual facility fee will be payable in cash on a quarterly basis and interest will accrue at an annual rate of 6.5% on the facility fee balance accrued as of April 30, 2010.
     As of September 30, 2009, our accrued facility fee of $12.2 million was classified as current accrued interest in our balance sheet. The accrued facility fee is included in determining the amount of total debt in calculating our leverage ratio covenant as defined in our senior credit facility.
     As stated above, our senior credit facility requires us to maintain our leverage ratio, as defined in the agreement, below certain maximum amounts. As of December 31, 2008, our leverage ratio was 7.14 compared to the maximum allowable ratio of 7.25. As of March 31, 2009, our leverage ratio was 7.48 compared to the maximum allowable ratio of 8.00. As of June 30, 2009, our leverage ratio was 7.98 compared to the maximum allowable ratio of 8.25. As of September 30, 2009, our leverage ratio was 8.22 compared to the maximum allowable ratio of 8.50. Prior to the amendment, the maximum total net leverage ratio allowed would have been 7.25 as of March 31, 2009, June 30, 2009 and September 30, 2009.
     The continuing general economic recession, including the significant decline in advertising by the automotive industry, has adversely impacted our ability to generate cash from operations during the current period and the recent past. If these general economic trends do not begin to gradually improve, then our ability to maintain adequate liquidity and/or compliance with our leverage ratio covenant will come under increased pressure. Compliance with the leverage ratio covenant on or after March 31, 2010 will depend on the interrelationship of our ability to reduce outstanding debt and/or the results of our operations during the intervening future periods. Based upon certain internal financial projections as of the date of filing this Quarterly Report on Form 10-Q, we are not likely to be in compliance with our leverage ratio requirement as of March 31, 2010.
     In the future, if we are unable to maintain compliance with these covenants, including the required leverage ratio, we expect that we would use reasonable efforts to seek an amendment or waiver to our senior credit facility. However, we can provide no assurances that any amendment or waiver would be obtained by us nor of its terms. If we are unable to obtain any required waivers or amendments, we would be in default under the senior credit facility and any such default could allow the lenders that hold a majority of the outstanding debt under that facility to demand an acceleration of the repayment of all outstanding amounts under our senior credit facility.
NOTE D — DERIVATIVES
Risk Management Objective of Using Derivatives
     We are exposed to certain risks arising from business operations and economic conditions. We principally manage our exposure to a wide variety of business and operational risks through management of our core business activities. We attempt to manage economic risk, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources and duration of our debt funding and the use of interest rate swap agreements. Specifically, we enter into interest rate swap agreements to manage interest rate exposure with the following objectives:
•	manage current and forecasted interest rate risk while maintaining financial flexibility and solvency;
•	proactively manage our cost of capital to ensure that we can effectively manage operations and execute our business strategy, thereby maintaining a competitive advantage and enhancing shareholder value; and

•	comply with covenant requirements in our senior credit facility.

NOTE D — DERIVATIVES (Continued)
Cash Flow Hedges of Interest Rate Risk
     Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish these objectives, we primarily use interest rate swap agreements as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable rate amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Under the terms of our senior credit facility, we are required to fix the interest rate on at least 50.0% of the outstanding balance there under through March 19, 2010.
     We entered into three swap agreements during fiscal 2007 for the purpose of converting $465.0 million of our variable rate debt under our senior credit facility to fixed rate debt. These interest rate swap agreements expire on April 3, 2010 and they were our only derivatives as of September 30, 2009 and December 31, 2008. Upon entering into the swap agreements, we designated them as hedges of variability of our variable rate interest payments attributable to changes in three-month LIBOR, the designated interest rate. Therefore, these interest rate swap agreements are considered cash flow hedges.
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
     During the period of each interest rate swap agreement, we recognize the swap agreements at their fair value as an asset or liability on our balance sheet. The effective portion of the change in the fair value of our interest rate swap agreements is recorded in accumulated other comprehensive income (loss). The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as the related interest payments are made on our variable rate debt. We estimate that an additional $12.4 million will be reclassified as an increase in interest expense and a decrease in other comprehensive income (loss) between September 30, 2009 and April 3, 2010.
     Under these swap agreements, we receive variable interest at the London interbank offered rate (“LIBOR”) and pay fixed interest. The variable LIBOR is reset in three-month periods for the swap agreements. At our option, the variable LIBOR is reset in one-month or three-month periods for the hedged portion of our variable rate debt.
     Hedge effectiveness is evaluated at the end of each quarter. We compare the notional amount, the variable interest rate and the settlement dates of the interest rate swap agreements to the hedged portion of the debt. Historically, our swap agreements have been highly effective at hedging our interest rate exposure, although no assurances can be provided that they will continue to be effective for future periods.
     Beginning in April 2009, we chose to hedge our long-term debt against a one-month LIBOR contract that is renewed monthly rather than a three-month LIBOR contract. By doing so, we have taken advantage of the lower one-month LIBOR during the period. As a result our hedge was not 100% effective and the ineffective portion was recognized in earnings. As a result of choosing the one-month contracts for our hedged debt, we reduced our cash interest expense by $1.3 million during the nine-month period ended September 30, 2009.

NOTE D — DERIVATIVES (Continued)
Cash Flow Hedges of Interest Rate Risk (Continued)
     The table below presents the fair value of our interest rate swap agreements as well as their classification on our balance sheet as of September 30, 2009 and December 31, 2008. These interest rate swap agreements are our only derivative financial instruments. We did not have any derivatives classified as assets as of September 30, 2009 or December 31, 2008. The fair values of the derivative instruments are estimated by obtaining quotations from the financial institutions that are counterparties to the instruments. The fair value is an estimate of the net amount that we would have been required to pay on September 30, 2009 and December 31, 2008, if the agreements were transferred to other parties or cancelled. Amounts in the following table are in thousands.
Fair Values of Derivative Instruments

	As of September 30, 2009		As of December 31, 2008
	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value
Derivatives designated as hedging instruments:
Interest rate swap agreements	Current Liability	$12,446	Noncurrent Liability	$24,611

Total derivatives designated as hedging instruments		$12,446		$24,611

     The following table presents the effect of our derivative financial instruments on our condensed consolidated statement of operations for the three-month and nine-month periods ended September 30, 2009 and September 30, 2008 in thousands.

	Cash Flow Hedging Relationships for the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Interest rate swap agreements:
Asset (liability) at beginning of period	$(17,602)	$(16,849)	$(24,611)	$(17,625)

Effective portion of gains (losses) recognized in other comprehensive income (loss)	(417)	(1,398)	1,060	(1,837)

Effective portion of gains (losses) recorded in accumulated other comprehensive income (loss) and reclassified into interest expense	5,060	3,289	11,288	4,504

Portion of gains (losses) representing the amount of hedge ineffectiveness and the amount excluded from the assessment of hedge effectiveness and recorded as an increase (decrease) in interest expense	513	—	(183)	—

Asset (liability) at end of period	$(12,446)	$(14,958)	$(12,446)	$(14,958)

NOTE D — DERIVATIVES (Continued)
Credit-risk Related Contingent Features
     We manage our counterparty risk by entering into derivative instruments with global financial institutions where we believe the risk of credit loss resulting from nonperformance by the counterparty is low. As of September 30, 2009 and December 31, 2008, we had not recorded a credit value adjustment related to our interest rate swap agreements.
     Our interest rate swap agreements incorporate the covenant provisions of our senior credit facility. Failure to comply with the loan covenant provisions of the senior credit facility could result in our being in default of our obligations under our interest rate swap agreements.
NOTE E — FAIR VALUE MEASUREMENT
     Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This is considered the exit price. We utilize market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable. We utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized into a hierarchy that gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (“Level 1”) and the lowest priority to unobservable inputs (“Level 3”) that require assumptions to measure fair value.
Recurring Fair Value Measurements
     Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The following table sets forth our financial assets and liabilities, which were accounted for at fair value, by level within the fair value hierarchy as of September 30, 2009 and December 31, 2008 (in thousands):
Recurring Fair Value Measurements

	As of September 30, 2009
	Level 1	Level 2	Level 3	Total
Assets:
Marketable securites	$—	$—	$—	$—

Liabilities:
Interest rate swap agreements	$—	$12,446	$—	$12,446

	As of December 31, 2008
	Level 1	Level 2	Level 3	Total
Assets:
Marketable securites	$—	$1,384	$—	$1,384

Liabilities:
Interest rate swap agreements	$—	$24,611	$—	$24,611

NOTE E — FAIR VALUE MEASUREMENT (Continued)
Recurring Fair Value Measurements (Continued)
     Fair value of our interest rate swap agreements is based on estimates provided by the counterparties. Fair value of our marketable securities was based on estimates provided by Columbia Management. Valuation of these items does entail significant amount of judgment.
Non-Recurring Fair Value Measurements
     We have certain assets that are measured at fair value on a non-recurring basis and are adjusted to fair value only when the carrying values are more than their fair values. Included in the following table are the significant categories of assets measured at fair value on a non-recurring basis as of September 30, 2009 (amounts in thousands).
Non-Recurring Fair Value Measurements

					Impairment Loss
					Three	Nine
					Months	Months
	As of September 30, 2009				Ended	Ended
	Level 1	Level 2	Level 3	Total	September 30, 2009
Assets:
Property and equipment, net	$—	$—	$151,758	$151,758	$—	$—
Program broadcast rights	—	—	15,039	15,039	8	122
Investment in broadcasting company	—	—	13,599	13,599	—	—
Broadcast licenses	—	—	818,981	818,981	—	—
Goodwill	—	—	170,522	170,522	—	—
Other intangible assets, net	—	—	1,453	1,453	—	—

	$—	$—	$1,171,352	$1,171,352	$8	$122

Fair Value of Other Financial Instruments
     The estimated fair value of other financial instruments is determined using the best available market information and appropriate valuation methodologies. Considerable judgment is necessary, however, in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that we could realize in a current market exchange, or the value that ultimately will be realized upon maturity or disposition. The use of different market assumptions may have a material effect on the estimated fair value amounts.
     The carrying amounts of accounts receivable, prepaid and other current assets, accounts payable, accrued employee compensation and benefits, accrued interest, other accrued expenses, dividends payable, acquisition related liabilities and deferred revenue approximate fair value due to the short term to maturity of these instruments.
     The carrying amount of our long-term debt, including current portion, was $793.8 million and $800.4 million, respectively, and the fair value was $643.0 million and $312.0 million, respectively as of September 30, 2009 and December 31, 2008. Fair value of our long-term debt, including current portion, is based on estimates provided by the administrative agent of our senior credit facility.

NOTE F — PREFERRED STOCK
     As of September 30, 2009 and December 31, 2008, we had 1,000 shares of Series D Perpetual Preferred Stock, no par value, outstanding. The Series D Perpetual Preferred Stock has a liquidation value of $100,000 per share for a total liquidation value of $100.0 million as of September 30, 2009 and December 31, 2008. Our accrued Series D Perpetual Preferred Stock dividend balance as of September 30, 2009 and December 31, 2008 was $14.7 million and $3.0 million, respectively.
     We made our most recent Series D Perpetual Preferred Stock cash dividend payment on October 15, 2008 for dividends earned through September 30, 2008. We have deferred the cash payment of our preferred stock dividends earned thereon since October 1, 2008. Such deferral of dividend payments is allowable under the terms of the Series D Perpetual Preferred Stock. When three consecutive cash dividend payments with respect to the Series D Perpetual Preferred Stock remain unfunded, the dividend rate increases from 15.0% per annum (or $15 million) to 17.0% per annum (or $17 million). Thus, our Series D Perpetual Preferred Stock dividend began accruing at 17.0% per annum on July 16, 2009 and will accrue at that rate as long as at least three consecutive cash dividend payments remain unfunded. Our Series D Perpetual Preferred Stock dividend rate was 15% per annum from December 31, 2008 through July 16, 2009. Prior to December 31, 2008, our Series D Perpetual Preferred Stock dividend rate was 12% per annum.
     While any Series D Perpetual Preferred Stock dividend payments are in arrears, we are prohibited from repurchasing, declaring and/or paying any cash dividend with respect to any equity securities having liquidation preferences equivalent to or junior in ranking to the liquidation preferences of the Series D Perpetual Preferred Stock, including our common stock and Class A common stock. We can provide no assurances as to when any future cash payments will be made on any accumulated and unpaid Series D Perpetual Preferred Stock cash dividends presently in arrears or that become in arrears in the future. The Series D Perpetual Preferred Stock has no mandatory redemption date but may be redeemed at the stockholders’ option on or after June 30, 2015. The deferral of cash dividends on our Series D Perpetual Preferred Stock and the corresponding suspension of cash dividends on our common and Class A common stock was made to reallocate cash resources to support our ability to pay increased interest costs and/or fees associated with the amendment to our senior credit facility.
NOTE G — RETIREMENT PLANS
     The following table provides the components of net periodic benefit cost for our pension plans for the three-month and nine-month periods ended September 30, 2009 and 2008, respectively (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Service cost	$451	$729	$2,002	$2,185
Interest cost	249	481	1,349	1,444
Expected return on plan assets	43	(441)	(960)	(1,323)
Loss amortization	520	25	725	73

Net periodic benefit cost	$1,263	$794	$3,116	$2,379

     During the nine-month period ended September 30, 2009, we contributed $3.5 million to our pension plans. During the remainder of the fiscal year ending December 31, 2009 (“fiscal 2009”), we do not expect to contribute any additional funds to our pension plans.

NOTE H — STOCK-BASED COMPENSATION
     We recognize compensation expense for share-based payment awards made to our employees and directors, including stock options and restricted shares under our 2007 Long-Term Incentive Plan and our Directors’ Restricted Stock Plan. The following table provides our share-based compensation expense and related income tax benefit for the three-month and nine-month periods ended September 30, 2009 and 2008, respectively (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Stock-based compensation expense, gross	$346	$399	$1,044	$1,088
Income tax benefit at our statutory rate associated with stock based compensation	(135)	(156)	(407)	(424)

Stock-based compensation expense, net	$211	$243	$637	$664

     During the nine-month period ended September 30, 2009, we did not grant any options to our employees to acquire any shares of our common stock. During the nine-month period ended September 30, 2008, we granted options to our employees to acquire 1.3 million shares of our common stock. The common stock purchase price per the option agreements was equal to the common stock’s closing market price on the date of the grant. The fair value for each stock option granted was estimated at the date of grant using the Black-Scholes option pricing model.
     A summary of stock option activity related to our common stock for the nine-month periods ended September 30, 2009 and 2008 is as follows (stock option amounts in thousands):

	Nine Months Ended September 30,
	2009		2008
		Weighted-		Weighted-
		Average		Average
	Stock	Exercise	Stock	Exercise
	Options	Price	Options	Price
Common stock:
Stock options outstanding - beginning of period	1,949	$8.31	842	$9.96
Options granted	—	$—	1,333	$7.49
Options exercised	—	$—	—	$—
Options expired	(12)	$12.37	(41)	$8.24
Options forfeited	(16)	$8.27	(58)	$7.89

Stock options outstanding - end of period	1,921	$8.29	2,076	$8.47

Exercisable at end of period	638	$9.88	738	$10.16

Weighted-average fair value of options granted during the period		$—		$1.76
     For the nine-month period ended September 30, 2009, we did not have any options outstanding for our Class A common stock.
     As of September 30, 2009, options to acquire 10,000 shares of our outstanding common stock had a per share exercise price lower than the per share market price of our common stock and, as of that date, those options had a combined intrinsic value of $2,200.

NOTE H — STOCK-BASED COMPENSATION (Continued)
     During the nine-month period ended September 30, 2009, we did not grant any shares of restricted common stock to our directors. During the nine-month period ended September 30, 2008, we granted 55,000 restricted shares of our common stock, in total, to our directors under the Directors’ Restricted Stock Plan. The unearned compensation is being amortized as an expense over the vesting period of the restricted common stock. The total amount of unearned compensation is equal to the market value of the shares at the date of grant net of accumulated amortization.
     The following table summarizes our non-vested restricted shares during the nine-month period ended September 30, 2009 (shares in thousands):

		Weighted-
	Number of	Average
	Shares	Fair Value
Restricted Stock:
Non-vested common restricted shares, December 31, 2008	100	$6.64
Granted	—	—
Vested	—	—

Non-vested common restricted shares, September 30, 2009	100	$6.64

NOTE I — COMMITMENTS AND CONTINGENCIES
Legal Proceedings and Claims
     We are subject to legal proceedings and claims that arise from time to time in the normal course of our business. In our opinion, the amount of ultimate liability, if any, with respect to any known actions, claims or proceedings, will not materially affect our financial position.
Sports Marketing Agreement
     On October 12, 2004, the University of Kentucky (“UK”) jointly awarded a sports marketing agreement to us and IMG World, Inc. (“IMG”). The agreement with UK commenced on April 16, 2005 and has an initial term of seven years with the option to extend for three additional years.
     As amended, this agreement provides that we will share in profits, but not losses, in excess of certain amounts specified by the agreement, if any. The agreement also provides that we will separately retain all local broadcast advertising revenue and pay all local broadcast expenses for activities under the agreement. Under the amended agreement, IMG agrees to make all license fee payments to UK. However, if IMG is unable to pay the license fee to UK, we will then pay the unpaid portion of the license fee to UK. As of September 30, 2009, the aggregate license fees to be paid by IMG to UK over the remaining portion of the full ten-year term (assuming the option to extend is exercised) for the agreement is approximately $49.3 million. If advances are made by us on behalf of IMG, IMG is then obligated to reimburse us for the amount paid within 60 days subsequent to the close of each contract year ending on June 30th. IMG has also agreed to pay interest on any advance at a rate equal to the prime rate. As of September 30, 2009 and December 31, 2008, no amounts were outstanding as an advance to UK on behalf of IMG under this agreement.

NOTE J — GOODWILL AND INTANGIBLE ASSETS
     Our intangible assets are comprised primarily of network affiliations and broadcast licenses. We did not acquire any network affiliation agreements or broadcast licenses or have any of our network affiliation agreements or broadcast licenses renew during the nine-month period ended September 30, 2009. Upon any renewal, we expense all related fees as incurred. There were no triggering events that required a test of impairment of our intangible assets during the nine-month period ended September 30, 2009. See Critical Accounting Policies included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this quarterly report.
NOTE K — INCOME TAXES
     Our recorded income tax expense (benefit) and incurred effective income tax rates were as follows for the respective periods (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Income tax (benefit) expense	$(3,237)	$3,277	$(12,364)	$2,820
Effective income tax rate	37%	41%	37%	41%
     The effective income tax rate for the nine-month period ended September 30, 2009 as compared to the nine-month period ended September 30, 2008 decreased as a percentage of pre-tax loss primarily as a result of increases to our reserve for uncertain tax positions during the period ended September 30, 2008 and decreases to our reserve for uncertain tax positions during the period ended September 30, 2009.
NOTE L — NEW YORK STOCK EXCHANGE CONTINUED LISTING REQUIREMENT
     On October 1, 2009, the New York Stock Exchange (“NYSE”) informed us that our average and closing common stock price per share met the minimum criteria of the NYSE and that we had regained full compliance with the NYSE’s entire minimum listing criteria.
     The NYSE requires all NYSE listed companies to maintain compliance with certain criteria in order to remain listed on the NYSE. Prior to June 30, 2009, among these listing criteria were requirements for a minimum average market capitalization of $25 million and a minimum average per share stock price of $1.00 over the most recent 30 trading-day period. On June 30, 2009, the NYSE permanently reduced the minimum market capitalization requirement from $25 million to $15 million and temporarily suspended the minimum per share stock price requirement until July 31, 2009. Previously, on November 4, 2008, the NYSE notified us that we did not meet the NYSE’s minimum share price criteria of $1.00 per share and that if we did not meet this criterion, the NYSE would initiate procedures to delist our common stock and class A common stock from the exchange.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview
Introduction
     The following analysis of the financial condition and results of operations of Gray Television, Inc. (“we,” “us” or “our”) should be read in conjunction with our unaudited condensed consolidated financial statements and related notes contained in this report and the audited consolidated financial statements and related notes in our Annual Report filed on Form 10-K for the fiscal year ended December 31, 2008, or the 2008 Form 10-K.
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
     Our operating revenues are derived primarily from broadcast and internet advertising and from other sources such as production of commercials, tower rentals, retransmission consent fees and management fees.
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
     Most advertising contracts are short-term and generally run only for a few weeks. Approximately 66.7% of the net revenues of our television stations for the nine-month period ended September 30, 2009 were generated from local advertising (including political advertising revenues), which is sold primarily by a station’s sales staff directly to local accounts, and the remainder was represented primarily by national advertising, which is sold by a station’s national advertising sales representatives. The stations generally pay commissions to advertising agencies on local, regional and national advertising and the stations also pay commissions to the national sales representatives on national advertising.
     Broadcast advertising revenues are generally highest in the second and fourth quarters each year, due in part to increases in advertising in the spring and in the period leading up to and including the holiday season. In addition, broadcast advertising revenues are generally higher during even numbered years due to spending by and on behalf of political candidates, whose spending typically is heaviest during the fourth quarter.
     The primary broadcast operating expenses are employee compensation, related benefits and programming costs. In addition, broadcasting operations incur overhead expenses, such as maintenance, supplies, insurance, rent and utilities. A large portion of the operating expenses of the broadcasting operations is fixed.

     During the current economic recession, many of our advertising customers have reduced their advertising spending which has reduced our revenue. Also, automotive dealers and manufacturers have traditionally accounted for a significant portion of our revenues. We believe our automotive customers have suffered disproportionately during the current recession and have therefore, significantly reduced their advertising expenditures, which in turn has impacted our revenues. Our revenues have also come under pressure from the internet as a competitor for advertising spending. We continue to enhance and market our internet websites in order to generate additional revenue. We have reduced our operating expenses as our revenues have decreased; although, partly due to our significant fixed expenses, our decrease in revenues has exceeded our decrease in expenses. Please see our “Results of Operations” and “Liquidity and Capital Resources” sections below for further discussion of our operating results.
Revenue
     Set forth below are the principal types of revenue, less agency commissions, earned by us for the periods indicated and the percentage contribution of each to our total revenues (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009		2008		2009		2008
		Percent		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total
Revenue:
Local	$41,135	61.9%	$46,279	56.0%	$123,693	64.1%	$141,493	60.9%
National	12,783	19.2%	17,546	21.2%	38,031	19.7%	52,362	22.5%
Internet	2,925	4.4%	2,954	3.6%	8,200	4.3%	8,631	3.7%
Political	3,071	4.6%	13,065	15.8%	5,022	2.6%	21,089	9.1%
Retransmission consent	4,312	6.5%	762	0.9%	11,911	6.2%	2,209	1.0%
Production and other	1,735	2.6%	1,841	2.2%	5,205	2.7%	6,025	2.6%
Network compensation	172	0.3%	184	0.3%	482	0.2%	564	0.2%
Consulting revenue	313	0.5%	—	0.0%	313	0.2%	—	0.0%

Total	$66,446	100.0%	$82,631	100.0%	$192,857	100.0%	$232,373	100.0%

Results of Operations
Three Months Ended September 30, 2009 (“2009 three-month period”) Compared To Three Months Ended September 30, 2008 (“2008 three-month period”)
     Revenue. Total revenue decreased $16.2 million, or 20%, to $66.4 million in the 2009 three-month period due primarily to decreased local, national and political advertising revenues and decreased production and other revenue. These decreases were partially offset by increased retransmission consent revenue and consulting revenue in the current period. Retransmission consent revenue increased $3.6 million, or 466%, to $4.3 million reflecting the more profitable terms of our recently renewed contracts. Consulting revenue increased to $0.3 million due to a new agreement for our consulting services entered into with Young Broadcasting, Inc. This consulting agreement was effective August 10, 2009. We anticipate that we will provide certain consulting services to Young Broadcasting, Inc. through December 31, 2012 in exchange for annual payments of $2.2 million. Local advertising revenues decreased approximately $5.1 million, or 11%, to $41.1 million. National advertising revenues decreased approximately $4.8 million, or 27%, to $12.8 million. Local and national advertising revenue decreased due to reduced spending by advertisers due to the current economic recession. Historically, our industry’s largest advertiser category has been the automotive industry. The current recession has significantly reduced the automotive industry’s advertising expenditures. In the 2009 three-month period, automotive advertising revenue decreased approximately 33% compared to the 2008 three-month period. In addition, during the 2008 three-month period we earned a total of $3.4 million of net revenue from local and national advertisers during the broadcast of the 2008 Summer Olympics on our ten NBC stations. There are no Olympic Game broadcasts during 2009. Political advertising revenues decreased $10.0 million, or 76%, to $3.1 million in the 2009 three-month period reflecting decreased advertising from political candidates during the “off year” of the two-year political advertising cycle. Production and other revenue decreased $0.1 million, or 6%, to $1.7 million in the 2009 three-month period.

     Broadcast expenses. Broadcast expenses (before depreciation, amortization and gain on disposal of assets) decreased $3.7 million, or 7%, to $46.2 million in the 2009 three-month period due primarily to a reduction in compensation expense of $1.3 million, professional service expenses of $1.1 million, facility fees of $0.4 million and syndicated programming expense of $0.3 million. Compensation expense decreased primarily due to a reduction in the number of employees. As of September 30, 2009 and 2008, we employed 2,202 and 2,313 full and part-time employees, respectively, in our broadcast operations. Professional service expenses decreased primarily due to lower national representation fees, which are paid based upon a percentage of our national revenue. Facility fees decreased primarily due to lower electricity expense resulting from the discontinuance of our analog broadcasts.
     Corporate and administrative expenses. Corporate and administrative expenses (before depreciation, amortization and gain on disposal of assets) decreased $0.4 million, or 12%, to $3.3 million in the 2009 three-month period due primarily to a decrease in market research consulting. During the 2009 and 2008 three-month periods, we recorded non-cash stock-based compensation expense of $0.3 million and $0.4 million, respectively.
     Depreciation. Depreciation of property and equipment decreased $0.6 million, or 7%, to $8.0 million during the 2009 three-month period. The decrease in depreciation was the result of reduced capital expenditures in recent years compared to that of prior years. As a result, more assets acquired in prior years have become fully depreciated than were purchased in recent years.
     Gain or loss on disposal of assets. Gain on disposal of assets increased $1.5 million to $1.8 million during the 2009 three-month period as compared to the comparable prior year period. The Federal Communications Commission (the “FCC”) has mandated that all broadcasters operating microwave facilities on certain frequencies in the 2 GHz band relocate to other frequencies and upgrade their equipment. The spectrum being vacated by these broadcasters has been reallocated to third parties who, as part of the overall FCC-mandated spectrum reallocation project, must provide affected broadcasters with new digital microwave replacement equipment at no cost to the broadcaster and also reimburse those broadcasters for certain associated out-of-pocket expenses. During the three-month periods ended September 30, 2009 and 2008, we recognized a gain of $2.7 million and $0.4 million, respectively, on the disposal of equipment associated with the spectrum reallocation project.
     Interest expense. Interest expense increased $6.8 million, or 54%, to $19.4 million for the 2009 three-month period. This increase was attributable to an increase in average interest rates, partially offset by a decrease in our average principal outstanding. Average interest rates have increased due to an increase in the margin that we pay above the market London Interbank Offered Rate (“LIBOR”) on borrowings. This margin increased as a result of entering into an amendment to our senior credit facility on March 31, 2009. The outstanding balance under our senior credit facility decreased as a result of repayments funded by our issuance in fiscal 2008 of the Series D Perpetual Preferred Stock. We used the proceeds from that issuance to reduce our outstanding debt. Our average outstanding balance under our senior credit facility was $795.2 million and $831.8 million during the 2009 and 2008 three-month periods, respectively. The average interest rates, including the effects of our interest rate swap agreements, on our outstanding debt balances was 9.6% and 5.8% during the 2009 and 2008 three-month periods, respectively.
     Income tax expense or benefit. We recognized an income tax benefit of $3.2 million in the 2009 three-month period compared to an income tax expense of $3.3 million in the 2008 three-month period. The effective income tax rate was 37% for the three-month period ended September 30, 2009 and 41% for the three-month period ended September 30, 2008. The effective income tax rate decreased as a percentage of pre-tax loss primarily as a result of increases to our reserve for uncertain tax positions during the period ended September 30, 2008 and decreases to our reserve for uncertain tax positions during the period ended September 30, 2009.
Nine Months Ended September 30, 2009 (“2009 nine-month period”) Compared To Nine Months Ended September 30, 2008 (“2008 nine-month period”)
     Revenue. Total revenue decreased $39.5 million, or 17%, to $192.9 million in the 2009 nine-month period due primarily to decreased local, national, internet and political advertising revenue, decreased production and other revenue and decreased network compensation revenue. These decreases were partially offset by increased retransmission consent revenue and consulting revenue in the 2009 nine-month period. Retransmission consent revenue increased $9.7 million, or 439%, to $11.9 million for the 2009 nine-month period reflecting the more profitable terms of our recently renewed contracts. Consulting revenue increased to $0.3 million due to a new agreement for our consulting services entered into with Young Broadcasting, Inc. Local advertising revenue decreased approximately $17.8 million, or 13%, to $123.7 million. National advertising revenue decreased approximately $14.3 million, or 27%, to $38.0 million. Local and national advertising revenue decreased due to reduced spending by advertisers in the current economic recession. Historically, our industry’s largest advertiser category has been the automotive industry. The current recession has significantly reduced the automotive industry’s advertising expenditures. Our 2009 nine-month period automotive advertising revenue decreased approximately 41% compared to the prior year period. In addition, during the 2008 nine-month period we earned a total of $3.4 million of net revenue from local and national advertisers during the broadcast of the 2008 Summer Olympics on our ten NBC stations. There are no Olympic Game broadcasts during 2009. The negative effects of the recession were partially offset by increased advertising during the 2009 Super Bowl. Net advertising revenue associated with the broadcast of the 2009 Super Bowl on our ten NBC affiliated stations approximated $750,000, which was an increase from the approximate $130,000 of Super Bowl revenues earned in 2008 on our then six FOX affiliated channels. Internet advertising revenue decreased $0.4 million, or 5%, to $8.2 million for the 2009 nine-month period due to the same factors affecting our local and national advertising revenue but to a lesser extent. Political advertising revenue decreased $16.1 million, or 76%, to $5.0 million for the 2009 nine-month period reflecting decreased advertising from political candidates during the “off year” of the two-year political advertising cycle. Production and other revenue decreased $0.8 million, or 14%, to $5.2 million for the 2009 nine-month period.
     Broadcast expenses. Broadcast expenses (before depreciation, amortization and gain on disposal of assets) decreased $11.4 million, or 8%, to $137.0 million in the 2009 nine-month period due primarily to a reduction in compensation expense of $5.8 million, professional service expense of $1.8 million, facility fees of $0.7 million, supply fees of $0.6 million and syndicated programming expense of $0.4 million. Compensation expense decreased primarily due to a reduction in the number of employees. As of September 30, 2009 and 2008, we employed 2,202 and 2,313 full and part-time employees, respectively, in our broadcast operations. Professional service expense decreased primarily due to lower national representation fees, which are paid based upon a percentage of our national revenue. Facility fees decreased primarily due to lower electricity expense resulting from the discontinuance of our analog broadcasts. Supply fees decreased due to lower gasoline costs and improved controls on supply purchases.
     Corporate and administrative expenses. Corporate and administrative expenses (before depreciation, amortization and gain on disposal of assets) increased $0.9 million, or 9%, to $10.9 million for the 2009 nine-month period. The increase was due primarily to an increase in relocation expense of $0.6 million, an increase in legal expense of $0.5 million and an increase in severance expense of $0.1 million. These increases were partially offset by a decrease in market research consulting expense of $0.4 million. We currently believe the relocation cost incurred in the 2009 period will not recur in future years to the same extent as 2009. Also, approximately $0.4 million of the increased legal costs was attributable to the negotiation and documentation of our new retransmission consent agreements and such cost is not anticipated to recur in future years to the same extent. During the 2009 nine-month period and the 2008 nine-month period, we recorded non-cash stock-based compensation expense of $1.0 million and $1.1 million, respectively.
     Depreciation. Depreciation of property and equipment decreased $1.7 million, or 6%, to $24.5 million for the 2009 nine-month period. The decrease in depreciation was the result of reduced capital expenditures in recent years compared to that of prior years. As a result, more assets acquired in prior years have become fully depreciated than were purchased in recent years.
     Gain or loss on disposal of assets. Gain on disposal of assets increased $3.1 million to $4.5 million during the 2009 nine-month period as compared to the prior year comparable period. The FCC has mandated that all broadcasters operating microwave facilities on certain frequencies in the 2 GHz band relocate to other frequencies and upgrade their equipment. The spectrum being vacated by these broadcasters has been reallocated to third parties who, as part of the overall FCC-mandated spectrum reallocation project, must provide affected broadcasters with new digital microwave replacement equipment at no cost to the broadcaster and also reimburse those broadcasters for certain associated out-of-pocket expenses. During the nine-month periods ended September 30, 2009 and 2008, we recognized gains of $5.9 million and $1.3 million, respectively, on the disposal of equipment associated with the spectrum reallocation project.

     Interest expense. Interest expense increased $7.7 million, or 18%, to $49.5 million for the 2009 nine-month period. This increase was attributable to an increase in average interest rates, partially offset by a decrease in our average principal outstanding. Average interest rates increased due to an increase in the margin that we pay over LIBOR on borrowings. This margin increased as result of our entering into an amendment of our senior credit facility on March 31, 2009. The outstanding balance under our senior credit facility decreased as a result of repayments funded by our issuance in fiscal 2008 of the Series D Perpetual Preferred Stock. We used the proceeds from that issuance to reduce our outstanding debt balance. Our average outstanding debt balance was $797.5 million and $886.5 million during the 2009 nine-month period and the 2008 nine-month period, respectively. The average interest rates on our outstanding debt balances was 8.0% and 6.0% during the 2009 and 2008 nine-month periods, respectively. These interest rates include the effects of our interest rate swap agreements.
     Loss from early extinguishment of debt. On March 31, 2009, we amended our senior credit facility. In order to obtain this amendment, we incurred loan issuance costs of approximately $7.4 million, including legal and professional fees. These fees were funded from our existing cash balances. In connection with this transaction, we reported a loss on early extinguishment of debt of $8.4 million in the 2009 nine-month period. There was no comparable loss in the 2008 nine-month period.
     Income tax expense or benefit. We recognized an income tax benefit of $12.4 million in the 2009 nine-month period compared to an income tax expense of $2.8 million in the 2008 nine-month period. The effective income tax rate was 37% for the 2009 nine-month period and 41% in the 2008 nine-month period. The effective income tax rate decreased as a percentage of pre-tax loss primarily as a result of increases to our reserve for uncertain tax positions during the period ended September 30, 2008 and decreases to our reserve for uncertain tax positions during the period ended September 30, 2009.
Liquidity and Capital Resources
General
     The following table presents data that we believe is helpful in evaluating our liquidity and capital resources (dollars in thousands).

	Nine Months Ended September 30,
	2009	2008
Net cash provided by operating activities	$5,438	$36,692
Net cash used in investing activities	(13,946)	(12,144)
Net cash used in financing activities	(13,941)	(7,311)

(Decrease) increase in cash and cash equivalents	$(22,449)	$17,237

	As of
	September 30, 2009	December 31, 2008
Cash	$8,200	$30,649
Long-term debt, including current portion	$793,829	$800,380
Preferred stock	$93,085	$92,183
Borrowing availability under senior credit facility	$29,191	$12,262

Leverage ratio as defined under our senior credit facilty:
Actual	8.22	7.14
Maximum allowed	8.50	7.25
Senior Credit Facility
     Effective as of March 31, 2009, we amended our senior credit facility. The amendment included an increase in the maximum ratio allowed under our leverage ratio covenant for the year ending December 31, 2009, a general increase in the restrictiveness of our remaining covenants and increased interest rates. In connection therewith, we incurred loan issuance costs of approximately $7.4 million including legal and professional fees. These fees were funded from our existing cash balances. The amendment of our senior credit facility was determined to be significant and, as a result, we recorded a loss on early extinguishment of debt of $8.4 million. The amendment to our senior credit facility is included in our Annual Report on Form 10-K for fiscal 2008 (the “2008 Form 10-K”) as Exhibit 10.10.
     Without this amendment, we would not have been in compliance with the leverage ratio covenant and such noncompliance would have caused a default under the agreement. This amendment increased our cash interest rate by 2% per annum (200 basis points) and beginning April 1, 2009, requires an additional 3% per annum (300 basis point) facility fee. Our senior credit facility is comprised of a revolving loan and a term loan. For the period from April 4, 2009 and until April 30, 2010, the annual facility fee for the term loan and the revolving loan will accrue and be payable on the respective term loan and revolving loan maturity dates. For the period beginning from April 30, 2010 and until maturity of the senior credit facility, the annual facility fee will be payable in cash on a quarterly basis and interest will accrue at an annual rate of 6.5% on the facility fee balance accrued as of April 30, 2010.
     As of September 30, 2009, our accrued facility fee of $12.2 million was classified as current accrued interest on our balance sheet. The accrued facility fee is included in determining the amount of total debt in calculating our leverage ratio covenant as defined in our senior credit facility.
     The amount outstanding under our senior credit facility as of September 30, 2009 and December 31, 2008 was $793.8 million and $800.4 million, respectively, comprised solely of the term loan. Under the revolving loan of our amended senior credit facility, the maximum credit available under the facility is $50.0 million. The amount that we can draw upon the revolving loan is limited by the restrictive covenants of our senior credit facility. As of September 30, 2009 and December 31, 2008, we could have drawn $29.2 million and $12.3 million, respectively, of the $50 million maximum amount under the revolving loan.
     As stated above, our senior credit facility requires us to maintain our leverage ratio below certain maximum amounts. As of December 31, 2008, our leverage ratio was 7.14 compared to the maximum allowable ratio of 7.25. As of March 31, 2009, our leverage ratio was 7.48 compared to the maximum allowable ratio of 8.00. As of June 30, 2009, our leverage ratio was 7.98 compared to the maximum allowable ratio of 8.25. As of September 30, 2009, our leverage ratio was 8.22 compared to the maximum allowable ratio of 8.50. Prior to the amendment, the maximum allowable ratio would have been 7.25 as of March 31, 2009, June 30, 2009 and September 30, 2009.
     Assuming we maintain compliance with our senior credit facility leverage ratio covenant, we believe that current cash balances, cash flows from operations and any available funds under the revolving credit line of our senior credit facility will be adequate to provide for our capital expenditures, debt service and working capital requirements through September 30, 2010. As of September 30, 2009, we are in compliance with all covenants under the senior credit facility.
     The continuing general economic recession, including the significant decline in advertising by the automotive industry, has adversely impacted our ability to generate cash from operations during the current period and the recent past. If these general economic trends do not begin to improve, then our ability to maintain adequate liquidity and/or compliance with our leverage ratio covenant will come under increased pressure. Compliance with the leverage ratio covenant on or after March 31, 2010 will depend on the interrelationship of our ability to reduce outstanding debt and/or the results of our operations during the intervening future periods. Based upon certain internal financial projections as of the date of filing this Quarterly Report on Form 10-Q, we are not likely to be in compliance with our leverage ratio as of March 31, 2010.
     In the future, if we are unable to maintain compliance with these covenants, including the required leverage ratio, we expect that we would use reasonable efforts to seek an amendment or waiver to our senior credit facility. However, we can provide no assurances that any amendment or waiver would be obtained by us nor of its terms. If we are unable to obtain any required waivers or amendments, we would be in default under the senior credit facility and any such default could allow the lenders that hold a majority of the outstanding debt under that facility to demand an acceleration of the repayment of all outstanding amounts under our senior credit facility.

Series D Perpetual Preferred Stock
     As of September 30, 2009 and December 31, 2008, we had 1,000 shares of Series D Perpetual Preferred Stock, no par value, outstanding. The Series D Perpetual Preferred Stock has a liquidation value of $100,000 per share for a total liquidation value of $100.0 million as of September 30, 2009 and December 31, 2008. Our accrued Series D Perpetual Preferred Stock dividend balance as of September 30, 2009 and December 31, 2008 was $14.7 million and $3.0 million, respectively.
     We made our most recent Series D Perpetual Preferred Stock cash dividend payment on October 15, 2008 for dividends earned through September 30, 2008. We have deferred the cash payment of our preferred stock dividends earned thereon since October 1, 2008. Such deferral of dividend payments is allowable under the terms of the Series D Perpetual Preferred Stock. When three consecutive cash dividend payments with respect to the Series D Perpetual Preferred Stock remain unfunded, the dividend rate increases from 15.0% per annum (or $15 million) to 17.0% per annum (or $17 million). Thus, our Series D Perpetual Preferred Stock dividend began accruing at 17.0% per annum on July 16, 2009 and will accrue at that rate as long as at least three consecutive cash dividend payments remain unfunded. Our Series D Perpetual Preferred Stock dividend rate was 15% per annum from December 31, 2008 through July 16, 2009. Prior to December 31, 2008, our Series D Perpetual Preferred Stock dividend rate was 12% per annum.
     While any Series D Perpetual Preferred Stock dividend payments are in arrears, we are prohibited from repurchasing, declaring and/or paying any cash dividend with respect to any equity securities having liquidation preferences equivalent to or junior in ranking to the liquidation preferences of the Series D Perpetual Preferred Stock, including our common stock and Class A common stock. We can provide no assurances as to when any future cash payments will be made on any accumulated and unpaid Series D Perpetual Preferred Stock cash dividends presently in arrears or that become in arrears in the future. The Series D Perpetual Preferred Stock has no mandatory redemption date but may be redeemed at the stockholders’ option on or after June 30, 2015. The deferral of cash dividends on our Series D Perpetual Preferred Stock and the corresponding suspension of cash dividends on our common and Class A common stock was made to reallocate cash resources to support our ability to pay increased interest costs and/or fees associated with the amendment to our senior credit facility.
Net Cash Provided By (Used In) Operating, Investing and Financing Activities
     Net cash provided by operating activities was $5.4 million in the 2009 nine-month period compared to $36.7 million in the 2008 nine-month period. The decrease in cash provided by operations was primarily due to a decrease in revenue and an increase in corporate expenses partially offset by a decrease in broadcast expenses.
     Net cash used in investing activities was $13.9 million in the 2009 nine-month period compared to net cash used in investing activities of $12.1 million for the 2008 nine-month period. The increase in cash used in investing activities was largely due to increased spending for equipment relating to our transition from analog to digital broadcasting.
     Net cash used in financing activities in the 2009 nine-month period was $13.9 million. Net cash used in financing activities in the 2008 nine-month period was $7.3 million. This increase in cash used was due primarily to payments in 2009 of $7.4 million related to the amendment of our senior credit facility. We did not pay any common stock or preferred stock dividends in the nine-month period ended September 30, 2009. In the 2008 nine-month period, we issued Series D Perpetual Preferred Stock and used the net proceeds to reduce our outstanding long-term debt balance. We did not issue any Series D Perpetual Preferred Stock in the 2009 nine-month period.
Income Taxes
     We file a consolidated federal income tax return and such state or local tax returns as are required. Although we may earn taxable operating income in future years, as of September 30, 2009, we anticipate that through the use of our available loss carryforwards we will not pay significant amounts of federal or state income taxes in the next several years. However, we estimate that we will pay state income taxes in certain states over the next several years.

Capital Expenditures
     Capital expenditures in the 2009 nine-month period and the 2008 nine-month period were $13.7 million and $11.2 million, respectively. The 2009 nine-month period included, in part, capital expenditures relating to the conversion of analog broadcasts to digital broadcasts upon the final cessation of analog transmissions, while the 2008 nine-month period did not contain comparable projects. We expect that our capital expenditures will be approximately $4.0 million in the final quarter of 2009. At this time, we have not yet finalized our capital expenditure projections for 2010; however, our senior credit facility limits our 2010 capital expenditures to not more than $15 million.
Other
     During the 2009 nine-month period, we contributed $3.5 million to our pension plans. During the remainder of fiscal 2009, we do not expect to contribute any additional amounts to our pension plans.
Critical Accounting Policies
     The preparation of financial statements in conformity with U.S. GAAP requires us to make judgments and estimations that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those reported amounts. We consider our accounting policies relating to intangible assets and income taxes to be critical policies that require judgments or estimations in their application where variances in those judgments or estimations could make a significant difference to future reported results. Our policies concerning intangible assets are disclosed below. See our 2008 Form 10-K for a full disclosure of our policies concerning income taxes.
Annual Impairment Testing of Broadcast Licenses and Goodwill
     The annual impairment testing of broadcast licenses and goodwill for each individual television station requires an estimation of the “fair value” of each broadcast license and the fair value of the entire television station for evaluating goodwill. Such estimations generally rely on analyses of public and private comparative sales data as well as discounted cash flow analyses that inherently require multiple assumptions relating to the future prospects of each individual television station including, but not limited to, expected long-term market growth characteristics, estimations regarding a station’s future expected viewing audience, station revenue shares within a market, future expected operating expenses, costs of capital and appropriate discount rates. We believe that the assumptions we utilize in analyzing potential impairment of broadcast licenses and/or goodwill for each of our television stations are reasonable individually and in the aggregate. However, these assumptions are highly subjective and changes in any one assumption, or a combination of assumptions, could produce significant differences in the calculated outcomes.
     To estimate the fair value of our reporting units, we utilize a discounted cash flow model supported by a market multiple approach. We believe that a discounted cash flow analysis is the most appropriate methodology to test the carrying value of long-term assets with a demonstrated long-lived / enduring franchise value. We believe the results of the discounted cash flow and market multiple approaches provide reasonable estimates of the fair value of our reporting units because these approaches are based on our actual results and best estimates of fiscal 2009 annual performance, and also take into consideration a number of other factors deemed relevant by us, including but not limited to, expected future market revenue growth, market revenue shares and operating profit margins. We have consistently used these approaches in determining the value of our goodwill. We also consider a market multiple approach to corroborate our discounted cash flow analysis. We believe that this methodology is consistent with the approach that any strategic market participant would utilize if they were to value one of our television stations.
     As of both September 30, 2009 and December 31, 2008, the book value of both our broadcast licenses and goodwill was approximately $819.0 million and $170.5 million, respectively. Neither of these asset types are amortized; however, they are both subject to impairment testing. During the fourth quarter of 2008, we recorded a non-cash impairment expense of $338.7 million resulting from a write-down of $98.6 million in the carrying value of our goodwill and a write-down of $240.1 million in the carrying value of our broadcast licenses.

     We test for impairment of broadcast licenses and goodwill on an annual basis on the last day of each fiscal year. However, we will test for impairment during any reporting period if certain triggering events were to occur. No such triggering events occurred in the nine-month period ended September 30, 2009. Therefore, the two most recent impairment testing dates were as of December 31, 2008 and 2007. A summary of the significant assumptions used in our impairment analyses of broadcast licenses and goodwill as of December 31, 2008 and 2007 are presented below. Following the summary of assumptions is a sensitivity analysis of those assumptions. Our reporting units, allocations of our broadcast licenses and goodwill and our methodologies were consistent as of both testing dates.
Summary:

	As of December 31,
	2008	2007
	(dollars in millions )
Pre-tax impairment charge:
Broadcast licenses	$240.1	$—
Goodwill	$98.6	$—

Significant assumptions:
Forecast period	10 years	10 years
Increase or (decrease) in market advertising revenue for projection year 1 compared to latest historical period (1)	(15.8)% to (2.3)%	9.7% to 26.1%
Positive or (negative) advertising revenue growth rate for forecast period (1)	1.1% to 3.4%	(2.6)% to (1.1)%
Operating cash flow margin:
Broadcast licenses	11.0% to 50.0%	9.7% to 58.7%
Goodwill	11.5% to 50.0%	9.7% to 58.7%
Discount rate:
Broadcast licenses	10.50%	8.00%
Goodwill	11.50%	8.00%

(1)	Assumptions relating to advertising growth rates can vary significantly from year to year depending on whether the first year of the respective projection period is an even or odd numbered year, which reflect the significant cyclical impact of political advertising in even numbered years. The fiscal 2007 analysis anticipated substantial increases in revenues for fiscal 2008. As a result, overall future projected revenue growth rates thereafter were low given the high starting point of these projections. Conversely, since the fiscal 2008 analysis assumed cyclically low revenues for fiscal 2009, the subsequent projected growth rates were higher.

	Hypothetical Increase In Recorded
	Impairment Charge
	As of December 31, 2008
	Broadcast License	Goodwill
	(in millions )
Hypothetical change:
A 100 basis point decrease in advertising revenue growth rate throughout the forecast period	$111.3	$22.7
A 100 basis point decrease in operating cash flow margin throughout the forecast period	$22.6	$3.6
A 100 basis point increase in the applicable discount rate	$107.2	$23.8
A 5% reduction in the fair value of broadcast licenses and enterprise values	$33.6	$8.1
A 10% reduction in the fair value of broadcast licenses and enterprise values	$69.3	$16.2

     These non-cash impairment charges do not have any direct impact on our liquidity, senior credit facility compliance or future results of operations. Our historical operating results may not be indicative of our future operating results. Our future ten-year discounted cash flow analysis, which fundamentally supports our fiscal 2008 impairment charges, reflected certain assumptions relating to the expected impact of the current general economic recession and dislocation of the credit markets. As a result, we lowered our projected overall advertising revenues available in each of our markets throughout our ten-year projection period and we in turn lowered our projections for individual television station revenues, operating cash flow margins and net cash flows for our impairment testing in fiscal 2008 compared to fiscal 2007. The current general economic climate has also caused us to assume that the general economic conditions would begin a gradual recovery in the fiscal year ended December 31, 2010 but that future growth rates in advertising revenues would be lower than rates assumed in previous years.
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
Valuation of Broadcast Licenses
     Broadcast licenses of television stations acquired prior to January 1, 2002 are valued using a residual basis methodology (analogous to “goodwill”) where the excess of the purchase price over the fair value of all identified tangible and intangible assets is attributed to the broadcast license. This residual basis approach will generally produce higher valuations of broadcast licenses when compared to applying an income method as discussed below. The book value of these broadcast licenses as of September 30, 2009 and December 31, 2008 was approximately $341.0 million. The pre-tax impairment charge recorded as of December 31, 2008 for these broadcast licenses approximated $129.6 million. We did not record a similar impairment charge during the nine-month period ended September 30, 2009.
     Broadcast licenses of television stations acquired after December 31, 2001 are valued using an income approach. Under this approach, a broadcast license is valued based on analyzing the estimated after-tax discounted future cash flows of the station, assuming an initial hypothetical start-up operation maturing into an average performing station in a specific television market and giving consideration to other relevant factors such as the technical qualities of the broadcast license and the number of competing broadcast licenses within that market. This income approach will generally produce lower valuations of broadcast licenses when compared to applying a residual method as discussed above. The book value of these broadcast licenses as of September 30, 2009 and December 31, 2008 was approximately $478.0 million. The pre-tax impairment charge recorded as of December 31, 2008 for these broadcast licenses approximated $110.5 million. We did not record a similar impairment charge during the nine-month period ended September 30, 2009.
     At the September 2004 meeting of the Emerging Issues Task Force (“EITF”), the SEC Observer clarified the SEC Staff’s position on the use of the residual method for valuation of acquired assets other than goodwill. The SEC Staff believed that the residual method did not comply with the requirements of the accounting rules regarding “Business Combinations” when used to value certain intangible assets that arise from legal or contractual rights. Accordingly, the SEC Staff believed that the residual method should no longer be used to value intangible assets other than goodwill. Registrants were required to apply the income approach to such assets acquired in business combinations completed after September 29, 2004, and to perform impairment tests using an income approach on all intangible assets that were previously valued using the residual method no later than the beginning of their first fiscal year beginning after December 15, 2004.

     Effective January 1, 2005, we adopted the provisions of this announcement and performed a valuation assessment of our broadcast licenses using the income approach. The implementation of this pronouncement did not require us to record an impairment charge in the first quarter of the fiscal year ended December 31, 2005. However, applying the income approach to value broadcast licenses originally valued using a residual method may place a greater possibility of future impairment charges on those broadcast licenses due to the inherent “mis-match” of the fundamental assumptions between the current valuation method (a hypothetical start-up value) in comparison to the method utilized to first establish the initial value of the broadcast license (a mature station’s residual enterprise value).
Valuation of Goodwill
     For purposes of testing goodwill impairment, each of our individual television stations is considered a separate reporting unit. We review each television station for possible goodwill impairment by comparing the estimated market value of each respective reporting unit to the carrying value of that reporting unit’s net assets. If the estimated market value exceeds the net asset value, no goodwill impairment is deemed to exist. If the fair value of the reporting unit does not exceed the carrying value of that reporting unit’s net assets, we then perform, on a notional basis, a purchase price allocation by allocating the reporting unit’s fair value to the fair value of all tangible and identifiable intangible assets with residual fair value representing the implied fair value of goodwill of that reporting unit. The carrying value of goodwill for the reporting unit is written down to this implied value.
     To estimate the fair value of our reporting units, we utilize a discounted cash flow model supported by a market multiple approach. We believe that a discounted cash flow analysis is the most appropriate methodology to test the carrying value of long-term assets with a demonstrated long-lived / enduring franchise value. We believe the results of the discounted cash flow and market multiple approaches provide reasonable estimates of the fair value of our reporting units because these approaches are based on our actual results and best estimates of fiscal 2009 annual performance, and also take into consideration a number of other factors deemed relevant by us, including but not limited to, expected future market revenue growth, market revenue shares and operating profit margins. We have consistently used these approaches in determining the value of our goodwill. We also consider a market multiple approach utilizing market multiples to corroborate our discounted cash flow analysis. We believe that this methodology is consistent with the approach that any strategic market participant would utilize if they were to value one of our television stations.
Valuation of Network Affiliation Agreements
     We have acquired a total of 19 television stations since 2002. We believe that the value of a television station is derived primarily from the attributes of its broadcast license. These attributes have a significant impact on the audience for network programming in a local television market compared to the national viewing patterns of the same network programming.
     Certain other broadcasting companies have valued network affiliations on the basis that it is the affiliation and not the other attributes of the station, including its broadcast license, which contributes to the operational performance of that station. As a result, we believe that these broadcasting companies allocate a significant portion of the purchase price for any station that they may acquire to the network affiliation relationship and include in their network affiliation valuation amounts related to attributes which we believe are more appropriately reflected in the value of the broadcast license or goodwill.
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
     The following table reflects the hypothetical impact of the reassignment of value from broadcast licenses to network affiliations for all our prior acquisitions (the first acquisition being in 1994) and the resulting increase in amortization expense assuming a hypothetical 15-year amortization period as of our most recent impairment testing date of December 31, 2008 (in thousands, except per share data):

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
Market Capitalization
     When we test our broadcast licenses and goodwill for impairment, we also give consideration to our market capitalization. During 2008, we experienced a significant decline in our market capitalization. As of December 31, 2008, our market capitalization was less than our book value and it remains less than book value as of the date of this filing. We believe the decline in our stock price has been influenced, in part, by the current state of the national credit market and the national economic recession. We believe that it is appropriate to view the current credit crisis and recession as relatively temporary in relation to reporting units that have demonstrated long-lived / enduring franchise value. Accordingly, we believe that a variance between market capitalization and fair value can exist and that difference could be significant at points in time due to intervening macroeconomic influences.
Recent Accounting Pronouncements
     Various authoritative accounting organizations have issued accounting pronouncements that we will be required to adopt at a future date. We have both reviewed these pronouncements and concluded that their adoption will not have a material affect upon our liquidity or results of operations or we are continuing to evaluate the pronouncements. See Note A. “Description of Business and Summary of Significant Accounting Policies” of our unaudited condensed consolidated financial statements included elsewhere herein for further discussion of recent accounting principles.

Cautionary Note Regarding Forward-Looking Statements
     This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21 E of the Securities Exchange Act of 1934. Forward-looking statements are all statements other than those of historical fact. When used in this Quarterly Report, the words “believes,” “expects,” “anticipates,” “estimates,” “will,” “may,” “should” and similar words and expressions are generally intended to identify forward-looking statements. Among other things, statements that describe our expectations regarding compliance with the covenants contained in our senior credit facility and future legal and relocation expenses are also forward-looking statements. Readers of this Quarterly Report are cautioned that any forward-looking statements, including those regarding the intent, belief or current expectations of our management, are not guarantees of future performance, results or events and involve risks and uncertainties, and that actual results and events may differ materially from those contained in the forward-looking statements as a result of various factors including, but not limited to, those listed in Item 1A of our 2008 Form 10-K and the other factors described from time to time in our filings with the Securities and Exchange Commission. The forward-looking statements included in this Quarterly Report are made only as of the date hereof. We undertake no obligation to update such forward-looking statements to reflect subsequent events or circumstances.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk
     We believe that the market risk of our financial instruments as of September 30, 2009 has not materially changed since December 31, 2008. The market risk profile on December 31, 2008 is disclosed in our 2008 Form 10-K.

Item 4.	Controls and Procedures
     As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and the CFO have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or furnish under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and to ensure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosures. No system of controls, no matter how well designed and implemented, can provide absolute assurance that the objectives of the system of controls are met and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
     There were no changes in our internal control over financial reporting during the three-month period ended September 30, 2009 identified in connection with this evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
     The information contained in the first paragraph of “Note I — Commitments and Contingencies” to our unaudited condensed consolidated financial statements filed as part of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A.	Risk Factors
     Please refer to Part I, Item 1A in our 2008 Form 10-K for a description of risk factors that we determined to be the most material to our financial condition and results of operations. We do not believe there have been subsequent material changes in these risk factors.

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

GRAY TELEVISION, INC. (Registrant)
Date: November 9, 2009	By:	/s/ James C. Ryan
James C. Ryan,
Senior Vice President and Chief Financial Officer