Form 10-K
period 2009-12-31
GRAY TELEVISION INC
filed 2010-04-07
CIK 43196

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months.  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one).:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting stock (based upon the closing sales price quoted on the New York Stock Exchange) held by non-affiliates as of June 30, 2009: Class A and Common Stock; no par value — $20,854,311.

The number of shares outstanding of the registrant’s classes of common stock as of April 6, 2010: Class A Common Stock; no par value — 5,753,020 shares; Common Stock, no par value — 42,880,493 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the annual meeting of shareholders, to be filed within 120 days of the registrant’s fiscal year end, pursuant to Regulation 14A is incorporated by reference into Part III hereof.

Gray Television Inc.

PART 1

Item 1.	Business.

We were incorporated under the laws of the state of Georgia in 1897. In this Annual Report, unless otherwise indicated, the words “Gray,” “we,” “us,” and “our” refer to Gray Television, Inc. and its subsidiaries. Our discussion of the television (or “TV”) stations that we own and operate does not include our interest in the television and radio stations owned by Sarkes Tarzian, Inc., (“Tarzian”). Our fiscal years 2007, 2008 and 2009 all ended on December 31, respectively. When we refer to a year, we are referring to the fiscal year ended on those respective dates.

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

General

We own 36 television stations serving 30 television markets. Seventeen of the stations are affiliated with CBS Inc. (“CBS”), ten are affiliated with the National Broadcasting Company, Inc. (“NBC”), eight are affiliated with the American Broadcasting Company (“ABC”), and one is affiliated with FOX Entertainment Group, Inc. (“FOX”). Our 17 CBS-affiliated stations make us the largest independent owner of CBS affiliates in the United States. Based on the results of the average of the Nielsen March, May, July, and November 2009 ratings reports, our combined station group has 23 markets with stations ranked #1 in local news audience and 21 markets with stations ranked #1 in overall audience within their respective markets. Of the 30 markets that we serve, we operate the #1 or #2 ranked station in 29 of those markets. In addition to our primary channels that we broadcast from our television stations, we currently broadcast 39 digital second channels including one affiliated with ABC, four affiliated with FOX, seven affiliated with The CW Network, LLC (“CW”), 18 affiliated with Twentieth Television, Inc. (“MyNetworkTV” or “MyNet.”), two affiliated with Universal Sports Network or (“Univ.”) and seven local news/weather channels in certain of our existing markets. We created our digital second channels to better utilize our excess broadcast spectrum. The digital second channels are similar to our primary broadcast channels; however, our digital second channels are affiliated with networks different from those affiliated with our primary broadcast channels. Our combined TV station group reaches approximately 6.3% of total United States households.

Acquisitions, Investments and Divestitures

In 1993, we implemented a strategy to foster a significant portion of our growth through strategic acquisitions and select divestitures. Since January 1, 1994, our significant acquisitions have included 33 television stations. We completed our most recent acquisition on March 3, 2006. Our acquisition, investment and divestiture activities during the most recent five years are described below.

2006 Acquisition

On March 3, 2006, we completed the acquisition of the stock of Michiana Telecasting Corp., owner of WNDU-TV, the NBC affiliate in South Bend, Indiana, from the University of Notre Dame for $88.9 million, which included certain working capital adjustments and transaction fees. We financed this acquisition with borrowings under our senior credit facility.

2005 Spinoff

On December 30, 2005, we completed the spinoff of all of the outstanding stock of Triple Crown Media, Inc. (“TCM”). Immediately prior to the spinoff, we contributed all of the membership interests in Gray

Publishing, LLC which owned and operated our Gray Publishing and GrayLink Wireless businesses and certain other assets, to TCM. In the spinoff, each of the holders of our common stock received one share of TCM common stock for every ten shares of our common stock and each holder of our Class A common stock received one share of TCM common stock for every ten shares of our Class A common stock. As part of the spinoff, we received a cash dividend of approximately $44.0 million from TCM. We used the dividend proceeds to reduce our outstanding indebtedness.

2005 Acquisitions

On November 30, 2005, we completed the acquisition of the assets of WSAZ-TV, the NBC affiliate in Charleston-Huntington, West Virginia. We purchased these assets from Emmis Communications Corp. for approximately $185.8 million in cash plus certain transaction fees. We financed this acquisition with borrowings under the senior credit facility we then had in place.

On November 10, 2005, we completed the acquisition of the assets of WSWG-TV, the UPN affiliate serving the Albany, Georgia television market. We purchased these assets from P.D. Communications, LLC for $3.75 million in cash. We used a portion of our cash on hand to fund this acquisition. After the acquisition, we obtained a CBS affiliation for this station.

On January 31, 2005, we completed the acquisition of KKCO-TV from Eagle III Broadcasting, LLC. We acquired this station for approximately $13.5 million plus certain transaction fees. KKCO-TV serves the Grand Junction, Colorado television market and is an NBC affiliate. We used a portion of our cash on hand to fully fund this acquisition.

During 2005, we acquired a Federal Communications Commission (“FCC”) license to operate a low power television station, WAHU-TV, in the Charlottesville, Virginia television market. We currently operate WAHU-TV as a FOX affiliate.

Revenues

Our revenues are derived primarily from local, regional and national advertising. Our revenues are derived to a much lesser extent from retransmission consent fees; network compensation; studio and tower space rental; and commercial production activities. “Advertising” refers primarily to advertisements broadcast by television stations, but it also includes advertisements placed on a television station’s website. Advertising rates are based upon a variety of factors, including: (i) a program’s popularity among the viewers an advertiser wishes to attract, (ii) the number of advertisers competing for the available time, (iii) the size and demographic makeup of the market served by the station and (iv) the availability of alternative advertising media in the market area. Rates are also determined by a station’s overall ratings and in-market share, as well as the station’s ratings and market share among particular demographic groups that an advertiser may be targeting. Because broadcast stations rely on advertising revenues, they are consequently sensitive to cyclical changes in the economy. The sizes of advertisers’ budgets, which can be affected by broad economic trends, can affect the broadcast industry in general and the revenues of individual broadcast television stations.

Our revenues fluctuate significantly between years, consistent with, among other things, increased political advertising expenditures in even-numbered years.

We derive a material portion of our advertising revenue from the automotive and restaurant industries. In 2009, we earned approximately 17% and 12% of our total revenue from the automotive and restaurant categories, respectively. In 2008, we earned approximately 19% and 10% of our total revenue from the automotive and restaurant categories, respectively. Our business and operating results could be materially adversely affected if automotive- or restaurant-related advertising revenues decrease. Our business and operating results could also be materially adversely affected if revenue decreased from one or more other significant advertising categories, such as the communications, entertainment, financial services, professional services or retail industries.

Our Stations and Their Markets

Each of our stations is affiliated with a major network pursuant to an affiliation agreement. Each affiliation agreement provides the affiliated station with the right to broadcast all programs transmitted by the affiliated network. Our affiliation agreements expire at various dates through January 1, 2016. The following table is a list of all our owned and operated television stations.

								Primary Network
DMA			Primary		Secondary		Broadcast	Station	News
Rank			Network		Network		License	Rank in	Rank in
(a)	Market	Station	Affil.(b)	Exp.(c)	Affil.(b)	Exp.(c)	Expiration	DMA(d)	DMA(e)

59	Knoxville, TN	WVLT	CBS	12/31/14	MyNet.	10/04/11	08/01/05(i)	2	2
62	Lexington, KY	WKYT	CBS	12/31/14	CW	09/17/14	08/01/05(i)	1	1
63	Charleston/Huntington, WV	WSAZ	NBC	01/01/12	MyNet.	10/04/11	10/01/12	1	1
69	Wichita/Hutchinson, KS	KAKE	ABC	12/31/13	NA	NA	06/01/06(i)	2	2
	(Colby, KS)	KLBY(f)	ABC	12/31/13	NA	NA	06/01/06(i)	2	2
	(Garden City, KS)	KUPK(f)	ABC	12/31/13	NA	NA	06/01/06(i)	2	2
76	Omaha, NE	WOWT	NBC	01/01/12	Univ.	12/31/11	06/01/06(i)	2	1
85	Madison, WI	WMTV	NBC	01/01/12	News	NA	12/01/05(i)	2	2
89	Waco-Temple-Bryan, TX	KWTX	CBS	12/31/14	CW	12/31/14	08/01/06(i)	1	1
	(Bryan, TX)	KBTX(g)	CBS	12/31/14	CW	12/31/14	08/01/06(i)	1	1
91	South Bend, IN	WNDU	NBC	01/01/12	NA	NA	08/01/13	2	2
92	Colorado Springs, CO	KKTV	CBS	12/31/14	MyNet.	10/04/11	04/01/06(i)	1	2
103	Greenville/New Bern/	WITN	NBC	01/01/12	MyNet.	10/04/11	12/01/04(i)	2	1
	Washington, NC
105	Lincoln/Hastings/Kearney, NE	KOLN	CBS	12/31/14	MyNet.	10/04/11	06/01/06(i)	1	1
	Grand Island, NE	KGIN(h)	CBS	12/31/14	NA	NA	06/01/06(i)	1	1
106	Tallahassee, FL/	WCTV	CBS	12/31/14	MyNet.	10/04/11	04/01/13	1	1
	Thomasville, GA
108	Reno, NV	KOLO	ABC	12/31/13	Univ.	01/09/11	10/01/06(i)	1	1
114	Augusta, GA	WRDW	CBS	12/31/14	MyNet	10/04/11	04/01/13	1	1
					News	NA
115	Lansing, MI	WILX	NBC	01/01/12	News	NA	10/01/05(i)	2	1
127	La Crosse/Eau Claire, WI	WEAU	NBC	01/01/12	News	NA	12/01/05(i)	1	1
134	Rockford, IL	WIFR	CBS	12/31/14	News	NA	12/01/05(i)	1	1
135	Wausau/Rhinelander, WI	WSAW	CBS	12/31/14	MyNet.	10/04/11	12/01/05(i)	1	1
					News	NA
136	Topeka, KS	WIBW	CBS	12/31/14	MyNet.	10/04/11	06/01/06(i)	1	1
145	Albany, GA	WSWG	CBS	12/31/14	MyNet.	10/04/11	04/01/13	3	NA(j)
151	Panama City, FL	WJHG	NBC	01/01/12	CW	09/17/12	02/01/05(i)	1	1
					MyNet.	10/04/11
161	Sherman,TX/Ada, OK	KXII	CBS	12/31/14	FOX	06/30/11	08/01/06(i)	1	1
					MyNet.	10/04/11
172	Dothan, AL	WTVY	CBS	12/31/14	CW	09/01/12	04/01/13	1	1
					MyNet.	10/04/11
178	Harrisonburg, VA	WHSV	ABC	12/31/13	ABC	12/31/13	10/01/12	1	1
					FOX	06/30/11
					MyNet.	10/04/11

								Primary Network
DMA			Primary		Secondary		Broadcast	Station	News
Rank			Network		Network		License	Rank in	Rank in
(a)	Market	Station	Affil.(b)	Exp.(c)	Affil.(b)	Exp.(c)	Expiration	DMA(d)	DMA(e)

182	Bowling Green, KY	WBKO	ABC	12/31/13	FOX	06/30/11	08/01/05(i)	1	1
					CW	09/01/13
183	Charlottesville, VA	WCAV	CBS	12/31/14	NA	NA	10/01/12	2	2
		WVAW	ABC	12/31/13	NA	NA	10/01/12	4	4
		WAHU	FOX	06/30/11	MyNet.	10/04/11	10/01/12	3	3
184	Grand Junction, CO	KKCO	NBC	01/01/16	NA	NA	04/01/06(i)	1	1
185	Meridian, MS	WTOK	ABC	12/31/13	CW	09/15/12	06/01/05(i)	1	1
					MyNet.	10/04/11
194	Parkersburg, WV	WTAP	NBC	01/01/12	FOX	06/30/11	10/01/04(i)	1	1
					MyNet.	10/04/11
(k)	Hazard, KY	WYMT	CBS	12/31/14	NA	NA	08/01/05(i)	1	1

(a)	Designated market area (“DMA”) rank based on data published by Nielsen or other public sources for the 2009-2010 television season.

(b)	Indicates network affiliations. The majority of our stations are affiliated with a network. We also have independent stations and stations broadcasting local news and weather. Such stations are identified as “News.”

(c)	Indicates date of expiration of network license.

(d)	Based on the average of Nielsen data for the March, July, May and November 2009 rating periods, Sunday to Saturday, 6 a.m. to 2 a.m.

(e)	Based on our review of Nielsen data for the March, July, May and November 2009 rating periods for various news programs.

(f)	KLBY-TV and KUPK-TV are satellite stations of KAKE-TV under FCC rules. KLBY-TV and KUPK-TV retransmit the signal of the primary station and may offer some locally originated programming, such as local news.

(g)	KBTX-TV is a satellite station of KWTX-TV under FCC rules. KBTX-TV retransmits the signal of the primary station and may offer some locally originated programming, such as local news.

(h)	KGIN-TV is a satellite station of KOLN-TV under FCC rules. KGIN-TV retransmits the signal of the primary station and may offer some locally originated programming, such as local news.

(i)	We have filed a license renewal application with the FCC, and renewal is pending. We anticipate that all pending applications will be renewed in due course.

(j)	This station does not currently broadcast local news that is specific to the Albany, Georgia market.

(k)	We consider WYMT-TV’s service area to be a separate television market. This area is a special 17-county trading area as defined by Nielsen and is part of the Lexington, Kentucky DMA.

Television Industry Background

The FCC grants broadcast licenses to television stations. Historically, there have been a limited number of channels available for broadcasting in any one geographic area.

Television station revenues are derived primarily from local, regional and national advertising. Television station revenues are derived to a much lesser extent from retransmission consent fees; network compensation; studio and tower space rental; and commercial production activities. “Advertising” refers primarily to advertisements broadcast by television stations, but it also includes advertisements placed on a television station’s website. Advertising rates are based upon a variety of factors, including: (i) a program’s popularity among the viewers an advertiser wishes to attract, (ii) the number of advertisers competing for the available time, (iii) the size and demographic makeup of the market served by the station and (iv) the availability of alternative advertising media in the market area. Rates are also determined by a station’s overall ratings and in-market share, as well as the station’s ratings and market share among particular demographic groups that an advertiser may be targeting. Because broadcast stations rely on advertising revenues, they are sensitive to cyclical changes in the economy. The sizes of advertisers’ budgets, which can be affected by broad economic trends, can affect the broadcast industry in general and the revenues of individual broadcast television stations.

Television stations in the country are grouped by Nielsen, a national audience measuring service, into approximately 210 generally recognized television markets or DMAs. These markets are ranked in size according to various formulae based upon actual or potential audience. Each DMA is an exclusive geographic area consisting of all counties in which the home-market commercial stations receive the greatest percentage of total viewing hours. Nielsen periodically publishes data on estimated audiences for the television stations in the various television markets throughout the country.

Station Network Affiliations

Four major broadcast networks, ABC, NBC, CBS and FOX, dominate broadcast television in terms of the amount of original programming provided to network affiliates. CW and MyNetworkTV provide their affiliates with a smaller portion of each day’s programming compared to ABC, NBC, CBS and FOX.

Most successful commercial television stations obtain their brand identity from locally produced news programs. Notwithstanding this, however, the affiliation of a station with one of the four major networks can have a significant impact on the station’s programming, revenues, expenses and operations. A typical affiliate of these networks receives the majority of each day’s programming from the network. The network provides an affiliate this programming, along with cash payments (“network compensation”) in certain instances, in exchange for a substantial majority of the advertising time available for sale during the airing of network programs. The network then sells this advertising time and retains the revenues. The affiliate retains revenues from advertising time sold for time periods between network programs and for programs the affiliate produces or purchases from non-network sources. In seeking to acquire programming to supplement network-supplied programming, the affiliates compete primarily with other affiliates and independent stations in their markets. Cable systems generally do not compete with local stations for programming, although various national cable networks from time to time have acquired programs that would have otherwise been offered to local television stations.

A television station may also acquire programming through barter arrangements. Under a barter arrangement, a national program distributor retains a fixed amount of advertising time within the program in exchange for the programming it supplies. The television station may pay a fixed fee for such programming.

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

In contrast to a network-affiliated station, independent stations purchase or produce all of the programming they broadcast, generally resulting in higher programming costs. Independent stations, however, retain their entire inventory of advertising time and all related revenues. When compared to major networks such as ABC, CBS, NBC and FOX, certain networks such as CW and MyNetworkTV produce a smaller amount of network-provided programming. Affiliates of CW or MyNetworkTV must purchase or produce a greater amount of their non-network programming, generally resulting in higher programming costs. Affiliates of CW or MyNetworkTV retain a larger portion of their advertising time inventory and the related revenues compared to stations affiliated with the major networks.

Cable-originated programming is a significant competitor of broadcast television programming. However, no single cable programming network regularly attains audience levels exceeding a small fraction of those of any major broadcast network. Cable networks’ advertising share has increased due to the growth in cable penetration (the percentage of television households that are connected to a cable system). Despite increases in cable viewership, and increases in advertising, growth in direct broadcast satellite (“DBS”) and other multi-channel video program distribution services, over-the-air broadcasting remains the dominant distribution system for mass-market television advertising.

Seasonality

Broadcast advertising revenues are generally highest in the second and fourth quarters each year. This seasonality results partly from increases in consumer advertising in the spring and retail advertising in the period leading up to and including the holiday season. Broadcast advertising revenues are also generally higher in even-numbered years, due to spending by political candidates, political parties and special interest groups. This political spending typically is heaviest during the fourth quarter.

Competition

Television stations compete for audiences, certain programming (including news) and advertisers. Signal coverage and assigned frequency also materially affect a television station’s competitive position.

Audience

Stations compete for audience based on broadcast program popularity, which has a direct effect on advertising rates. Affiliated networks supply a substantial portion of our stations’ daily programming. Stations depend on the performance of the network programs to attract viewers. There can be no assurance that any such current or future programming created by our affiliated networks will achieve or maintain satisfactory viewership levels in the future. Stations program non-network time periods with a combination of locally produced news, public affairs and other entertainment programming, including national news or syndicated programs purchased for cash, cash and barter, or barter only.

Cable and satellite television have significantly altered competition for audience in the television industry. Cable and satellite television can increase a broadcasting station’s competition for viewers by bringing into the market distant broadcasting signals not otherwise available to the station’s audience and by serving as a distribution system for non-broadcast programming.

Other sources of competition include home entertainment systems, “wireless cable” services, satellite master antenna television systems, low-power television stations, television translator stations, DBS video distribution services and the internet.

Recent developments by many companies, including internet service providers, are expanding the variety and quality of broadcast content on the internet. Internet companies have developed business relationships with companies that have traditionally provided syndicated programming, network television and other content. As a result, additional programming is becoming available through non-traditional methods, which can directly impact the number of TV viewers, and thus indirectly impact station rankings, popularity and revenue possibilities from our stations.

Programming

Competition for non-network programming involves negotiating with national program distributors, or syndicators, that sell first-run and rerun programming packages. Each station competes against the other broadcast stations in its market for exclusive access to off-network reruns (such as Friends) and first-run programming (such as Oprah). Broadcast stations compete also for exclusive news stories and features. Cable systems generally do not compete with local stations for programming, although various national cable networks from time to time have acquired programs that would have otherwise been offered to local television stations.

Advertising

Advertising rates are based upon: (i) the size of a station’s market, (ii) a station’s overall ratings, (iii) a program’s popularity among targeted viewers, (iv) the number of advertisers competing for available time, (v) the demographic makeup of the station’s market, (vi) the availability of alternative advertising media in the market, (vii) the presence of effective sales forces and (viii) the development of projects, features and programs that tie advertiser messages to programming. Advertising revenues comprise the primary source of revenues for our stations. Our stations compete with other television stations for advertising revenues in their respective markets. Our stations also compete for advertising revenue with other media, such as newspapers, radio stations, magazines, outdoor advertising, transit advertising, yellow page directories, direct mail, internet and local cable systems. In the broadcasting industry, advertising revenue competition occurs primarily within individual markets.

Federal Regulation of Our Business

General

Under the Communications Act of 1934, as amended (the “Communications Act”), television broadcast operations such as ours are subject to the jurisdiction of the FCC. Among other things, the Communications Act empowers the FCC to: (i) issue, revoke and modify broadcasting licenses; (ii) regulate stations’ operations and equipment; and (iii) impose penalties for violations of the Communications Act or FCC regulations. The Communications Act prohibits the assignment of a license or the transfer of control of a licensee without prior FCC approval.

License Grant and Renewal

The FCC grants broadcast licenses to television stations for terms of up to eight years. Broadcast licenses are of paramount importance to the operations of our television stations. The Communications Act requires the FCC to renew a licensee’s broadcast license if the FCC finds that: (i) the station has served the public interest, convenience and necessity; (ii) there have been no serious violations of either the Communications Act or the FCC’s rules and regulations; and (iii) there have been no other violations which, taken together, would constitute a pattern of abuse. Historically the FCC has renewed broadcast licenses in substantially all cases. While we are not currently aware of any facts or circumstances that might prevent the renewal of our stations’ licenses at the end of their respective license terms, we cannot provide any assurances that any license could be renewed. Our failure to renew any licenses upon the expiration of any license term could have a material adverse effect on our business. Under FCC rules, a license expiration date is automatically extended pending the review and approval of the renewal application. For further information regarding the expiration dates of our stations’ current licenses and renewal application status, see the table under the heading “Our Stations and Their Markets.”

Ownership Rules

The FCC’s broadcast ownership rules affect the number, type and location of broadcast and newspaper properties that we may hold or acquire. The rules now in effect limit the common ownership, operation or control of, and “attributable” interests or voting power in: (i) television stations serving the same area; (ii) television stations and daily newspapers serving the same area; and (iii) television stations and radio stations serving the same area. The rules also limit the aggregate national audience reach of television stations that may be under common ownership, operation and control, or in which a single person or entity may hold an official position or have more than a specified interest or percentage of voting power. The FCC’s rules also define the types of positions and interests that are considered attributable for purposes of the ownership limits, and thus also apply to our principals and certain investors.

The FCC is required by statute to review all of its broadcast ownership rules every four years to determine if such rules remain necessary in the public interest. The FCC completed a comprehensive review of its ownership rules in 2003, significantly relaxing restrictions on the common ownership of television stations, radio stations and daily newspapers within the same local market. However, in 2004, the United

States Court of Appeals for the Third Circuit vacated many of the FCC’s 2003 rule changes. The court remanded the rules to the FCC for further proceedings and extended a stay on the implementation of the new rules. In 2007, the FCC adopted a Report and Order addressing the issues remanded by the Third Circuit and fulfilling the FCC’s obligation to review its media ownership rules every four years. That Order left most of the FCC’s pre-2003 ownership restrictions in place, but made modifications to the newspaper/broadcast cross-ownership restriction. A number of parties appealed the FCC’s order; those appeals were consolidated in the Third Circuit in 2008 and remain pending. The Third Circuit initially stayed implementation of the 2007 changes to the newspaper/broadcast cross-ownership restriction but recently lifted the stay and set a briefing schedule for the pending appeals. We cannot provide any assurances regarding the outcome of these appeals, or the potential impact thereof on our business. In 2010, the FCC again will be required to undertake a comprehensive review of its broadcast ownership rules to determine whether the rules remain necessary in the public interest.

Local TV Ownership Rule

The FCC’s 2007 actions generally reinstated the FCC’s pre-2003 local television ownership rules. Under those rules, one entity may own two commercial television stations in a DMA as long as no more than one of those stations is ranked among the top four stations in the DMA and eight independently owned, full-power stations will remain in the DMA. Waivers of this rule may be available if at least one of the stations in a proposed combination qualifies, pursuant to specific criteria set forth in the FCC’s rules, as failed, failing, or unbuilt.

Cross-Media Limits

The newspaper/broadcast cross-ownership rule generally prohibits one entity from owning both a commercial broadcast station and a daily newspaper in the same community. The radio/television cross-ownership rule allows a party to own one or two TV stations and a varying number of radio stations within a single market. The FCC’s 2007 decision left the pre-2003 newspaper/broadcast and radio/television cross-ownership restrictions in place, but provided that the FCC would evaluate newly-proposed newspaper/broadcast combinations under a non-exhaustive list of four public interest factors and apply positive or negative presumptions in specific circumstances. As noted above, a stay implemented by the Third Circuit that precluded these rule changes from taking effect recently was lifted.

National Television Station Ownership Rule

The maximum percentage of U.S. households that a single owner can reach through commonly owned television stations is 39 percent. This limit was specified by Congress in 2004 and is not affected by the December 2007 FCC decision. The FCC applies a 50 percent “discount” for ultra-high frequency (“UHF”) stations, but the FCC indicated in the 2007 decision that it will conduct a separate proceeding to determine how or whether the UHF discount will operate in the future.

As indicated above, the FCC’s latest actions concerning media ownership are subject to further judicial and FCC review. We cannot predict the outcome of potential appellate litigation or FCC action.

Attribution Rules

Under the FCC’s ownership rules, a direct or indirect purchaser of certain types of our securities could violate FCC regulations if that purchaser owned or acquired an “attributable” interest in other media properties in the same areas as our stations. Pursuant to FCC rules, the following relationships and interests are generally considered attributable for purposes of broadcast ownership restrictions: (i) all officers and directors of a corporate licensee and its direct or indirect parent(s); (ii) voting stock interests of at least five percent; (iii) voting stock interests of at least 20 percent, if the holder is a passive institutional investor (such as an investment company, bank, or insurance company); (iv) any equity interest in a limited partnership or limited liability company, unless properly “insulated” from management activities; (v) equity and/or debt interests that in the aggregate exceed 33 percent of a licensee’s total assets, if the interest holder supplies more than

15 percent of the station’s total weekly programming or is a same-market broadcast company or daily newspaper publisher; (vi) time brokerage of a broadcast station by a same-market broadcast company; and (vii) same-market radio joint sales agreements. The FCC is also considering deeming same-market television joint sales agreements attributable. Management services agreements and other types of shared services arrangements between same-market stations that do not include attributable time brokerage or joint sales components generally are not deemed attributable under the FCC’s rules.

To our knowledge, no officer, director or five percent stockholder currently holds an attributable interest in another television station, radio station or daily newspaper that is inconsistent with the FCC’s ownership rules and policies or with our ownership of our stations.

Alien Ownership Restrictions

The Communications Act restricts the ability of foreign entities or individuals to own or hold interests in broadcast licenses. The Communications Act bars the following from holding broadcast licenses: foreign governments, representatives of foreign governments, non-citizens, representatives of non-citizens, and corporations or partnerships organized under the laws of a foreign nation. Foreign individuals or entities, collectively, may directly or indirectly own or vote no more than 20 percent of the capital stock of a licensee or 25 percent of the capital stock of a corporation that directly or indirectly controls a licensee. The 20 percent limit on foreign ownership of a licensee may not be waived. While the FCC has the discretion to permit foreign ownership in excess of 25 percent in a corporation controlling a licensee, it has rarely done so in the broadcast context.

We serve as a holding company of wholly owned subsidiaries, one of which is a licensee for our stations. Therefore we may be restricted from having more than one-fourth of our stock owned or voted directly or indirectly by non-citizens, foreign governments, representatives of non-citizens or foreign governments, or foreign corporations.

Programming and Operations

Rules and policies of the FCC and other federal agencies regulate certain programming practices and other areas affecting the business or operations of broadcast stations.

The Children’s Television Act of 1990 limits commercial matter in children’s television programs and requires stations to present educational and informational children’s programming. Broadcasters are required to provide at least three hours of children’s educational programming per week on their primary digital channels. This requirement increases proportionately with each free video programming stream a station broadcasts simultaneously (“multicasts”). In October 2009, the FCC issued a Notice of Inquiry (“NOI”) seeking comment on a broad range of issues related to children’s usage of electronic media and the current regulatory landscape that governs the availability of electronic media to children. The NOI remains pending, and we cannot predict what recommendations or further action, if any, will result from it.

In 2007 the FCC adopted an order imposing on broadcasters new public filing and public interest reporting requirements. These new requirements must be approved by the Office of Management and Budget before they become effective, and the OMB has not yet approved them. It is unclear when, if ever, these rules will be implemented. Pursuant to these new requirements, stations that have websites will be required to make certain portions of their public inspection files accessible online. Stations also will be required to file electronically every quarter a new, standardized form that will track various types and quantities of local programming. The form will require information about programming related to: (i) local news and community issues, (ii) local civic affairs, (iii) local electoral affairs, (iv) underserved communities, (v) public service announcements (vi) independently produced programming, and (vii) religious programming. Stations will also have to describe: (i) any efforts made to assess the programming needs of their station’s community, (ii) whether the station is providing required close captioning, (iii) efforts to make emergency information accessible to persons with disabilities and (iv), if applicable, any local marketing or joint sales agreements involving the station. If implemented as proposed by the FCC, the new standardized form will significantly increase recordkeeping requirements for television broadcasters. Several station owners and other interested parties have asked the FCC to reconsider the new reporting requirements and have sought to postpone their implementation. In addition, the order imposing the new rules is currently on appeal in the U.S. Court of Appeals for the District of Columbia Circuit.

In 2007, the FCC issued a Report on Broadcast Localism and Notice of Proposed Rulemaking (the “Report”). The Report tentatively concluded that broadcast licensees should be required to have regular meetings with permanent local advisory boards to ascertain the needs and interests of their communities. The Report also tentatively adopted specific renewal application processing guidelines that would require broadcasters to air a minimum amount of local programming. The Report sought public comment on two additional rule changes that would impact television broadcasters. These rule changes would restrict a broadcaster’s ability to locate a station’s main studio outside the community of license and the right to operate a station remotely. To date, the FCC has not issued a final order on the matter. We cannot predict whether or when the FCC will codify some or all of the specific localism initiatives discussed in the Report.

Over the past few years, the FCC has increased its enforcement efforts regarding broadcast indecency and profanity. In 2006, the statutory maximum fine for broadcast indecency material increased from $32,500 to $325,000 per incident. Several judicial appeals of FCC indecency enforcement actions are currently pending, and their outcomes could affect future FCC policies in this area.

EEO Rules

The FCC’s Equal Employment Opportunity (“EEO”) rules impose job information dissemination, recruitment, documentation and reporting requirements on broadcast station licensees. Broadcasters are subject to random audits to ensure compliance with the EEO rules and could be sanctioned for noncompliance.

Cable and Satellite Transmission of Local Television Signals

Under FCC regulations, cable systems must devote a specified portion of their channel capacity to the carriage of local television station signals. Television stations may elect between “must carry” rights or a right to restrict or prevent cable systems from carrying the station’s signal without the station’s permission (“retransmission consent”). Stations must make this election at the same time once every three years, and did so most recently on October 1, 2008. All broadcast stations that made carriage decisions on October 1, 2008 will be bound by their decisions until the end of the current three year cycle on December 31, 2011. Our stations have generally elected retransmission consent and have entered into carriage agreements with cable systems serving their markets.

For those markets in which a DBS carrier provides any local signal, the FCC also has established a market-specific requirement for mandatory carriage of local television stations by DBS operators similar to that for cable systems. The FCC has also adopted rules relating to station eligibility for DBS carriage and subscriber eligibility for receiving signals. There are specific statutory requirements relating to satellite distribution of distant network signals to “unserved households,” households that do not receive a Grade B signal from a local network affiliate. A law governing DBS distribution, the Satellite Home Viewer Extension and Reauthorization Act of 2004 (“SHVERA”), was scheduled to expire at the end of 2009. Congress has extended SHVERA three times. The most recent extension maintains the current law until April 30, 2010. A long-term extension and revision of SHVERA is still expected to be finalized in the near future. We cannot predict the impact of DBS service on our business. We have, however, entered into retransmission consent agreements with DISH Network and DirectTV for the retransmission of our television stations’ signals into the local markets that each of these DBS providers respectively serves.

Digital Television Service

In 1997, the FCC adopted rules for implementing digital television (“DTV”) service. On June 12, 2009, the U.S. finalized its transition from analog to digital service, and full-power television stations were required to cease analog operations and commence digital-only operations. The DTV transition has improved the technical quality of viewers’ television signals and given broadcasters the ability to provide new services, such as high definition television.

Broadcasters may use their digital spectrum to provide either a single DTV signal or multicast several program streams. Broadcasters also may use some of their digital spectrum to offer non-broadcast “ancillary” services such as subscription video, data transfer or audio signals. However, broadcasters must pay the government a fee of five percent of gross revenues received from such ancillary services. Under the FCC’s rules relating to digital broadcasters’ “must carry” rights (which apply to cable and certain DBS systems) digital stations asserting “must carry” rights are entitled to carriage of only a single programming stream and other “program-related” content on that stream, even if they multicast. Now that the DTV transition is complete, cable operators have two options to ensure that all analog cable subscribers continue to be able to receive the signals of stations electing must-carry status. They may choose either to (i) broadcast the signal in digital format for digital customers and “down-convert” the signal to analog format for analog customers or (ii) deliver the signal in digital format to all subscribers and ensure that all subscribers with analog service have set-top boxes that convert the digital signal to analog format.

Currently, all of our full-power stations are broadcasting digitally. In 2009, we also began testing mobile DTV broadcasts in one of our markets. Consumers are able to view these broadcasts on handheld devices equipped with a DTV receiver. To date, the FCC has not adopted any regulations that are specific to mobile DTV services, and we cannot predict whether it will do so in the future.

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

Broadcast Spectrum

On March 16, 2010, the FCC delivered to Congress a “National Broadband Plan.” The National Broadband Plan, inter alia, makes recommendations regarding the use of spectrum currently allocated to television broadcasters, including seeking the voluntary surrender of certain portions of the television broadcast spectrum and repacking the currently allocated spectrum to make portions of that spectrum available for other wireless communications services. If some or all of our television stations are required to change frequencies or reduce the amount of spectrum they use, our stations could incur substantial conversion costs, reduction or loss of over-the-air signal coverage or an inability to provide high definition programming and additional program streams, including mobile video services. Prior to implementation of the proposals contained in the National Broadband Plan, further action by the FCC or Congress or both is necessary. We cannot predict the likelihood, timing or outcome of any Congressional or FCC regulatory action in this regard nor the impact of any such changes upon our business.

The foregoing does not purport to be a complete summary of the Communications Act, other applicable statutes, or the FCC’s rules, regulations or policies. Proposals for additional or revised regulations and requirements are pending before, are being considered by, and may in the future be considered by, Congress and federal regulatory agencies from time to time. We cannot predict the effect of any existing or proposed federal legislation, regulations or policies on our business. Also, several of the foregoing matters are now, or may become, the subject of litigation, and we cannot predict the outcome of any such litigation or the effect on our business.

Employees

As of December 31, 2009, we had 1,954 full-time employees and 254 part-time employees. As of December 31, 2009, we had 100 full-time employees and 19 part-time employees that were represented by unions. We consider relations with our employees to be good.

Available Information

Our web address is http://www.gray.tv. We make the following reports filed with the Securities and Exchange Commission (the “SEC”) available, free of charge, on our website under the heading “SEC Filings”:

•	our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to the foregoing reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act;

•	our proxy statements; and

•	initial statements of beneficial ownership of securities on Form 3, statements of changes in beneficial ownership on Form 4 and annual statements of beneficial ownership on Form 5, in each case as filed by certain of our officers, directors and large stockholders pursuant to Section 16 of the Exchange Act.

These filings are also available at the SEC’s website located at http://www.sec.gov. The SEC’s website contains reports, proxy and information statements, and other information regarding issuers, like us, that file electronically. The public may read and copy any materials filed with the SEC at the SEC’s public reference room at 100 F Street, N.E., Washington, DC 20549. The public may obtain information on the operation of the SEC’s public reference room by calling the SEC at 1-800-SEC-0330.

The foregoing reports are made available on our website as soon as practicable after they are filed with, or furnished to, the SEC. The information found on our website is not incorporated by reference or part of this or any other report we file with or furnish to the SEC.

We have adopted a Code of Ethics (the “Code”) that applies to all of our directors, executive officers and employees. The Code is available on our website at http://www.gray.tv under the heading of “Corporate Governance.” If any waivers of the Code are granted, the waivers will be disclosed in an SEC filing on Form 8-K. We have also filed the Code as an exhibit to the annual report filed on Form 10-K for the year ended December 31, 2004, and it is incorporated by reference to this report.

Our website also includes our Corporate Governance Principles, the Charter of the Audit Committee, the Nominating and Corporate Governance Committee and the Compensation Committee.

All such information is also available to any shareholder upon request by telephone at (404) 504-9828.

Item 1A.	Risk Factors.

Risks Related to Our Business

We depend on advertising revenues, which are seasonal, and also may fluctuate as a result of a number of factors.

Our main source of revenue is sales of advertising time and space. Our ability to sell advertising time and space depends on:

•	economic conditions in the areas where our stations are located and in the nation as a whole;

•	the popularity of our programming;

•	changes in the population demographics in the areas where our stations are located;

•	local and national advertising price fluctuations, which can be affected by the availability of programming, the popularity of programming, and the relative supply of and demand for commercial advertising;

•	our competitors’ activities , including increased competition from other forms of advertising-based mediums, particularly network, cable television, direct satellite television and internet;

•	the duration and extent of any network preemption of regularly scheduled programming for any reason, including as a result of the outbreak or continuance of military hostilities or terrorist attacks, and decisions by advertisers to withdraw or delay planned advertising expenditures for any reason, including as a result of military action or terrorist attacks; and

•	other factors that may be beyond our control. For example, a labor dispute or other disruption at a major national advertiser, programming provider or network, or a recession nationally and/or in a particular market, might make it more difficult to sell advertising time and space and could reduce our revenue.

Our results are also subject to seasonal fluctuations. Seasonal fluctuations typically result in higher broadcast operating income in the second and fourth quarters than first and third quarters of each year. This seasonality is primarily attributable to (i) advertisers’ increased expenditures in the spring and in anticipation of holiday season spending and (ii) an increase in viewership during this period. Furthermore, revenues from political advertising are significantly higher in even-numbered years, particularly during presidential election years.

Our operating and financial flexibility is limited by the terms of our senior credit facility.

Our senior credit facility prevents us from taking certain actions and requires us to comply with certain financial and operating requirements. Among other things, these include limitations on:

•	certain additional indebtedness;

•	liens;

•	amendments to our by-laws and articles of incorporation;

•	mergers and the sale of assets;

•	guarantees;

•	investments and acquisitions;

•	payment of dividends and redemption of our capital stock;

•	a specified leverage ratio;

•	related party transactions;

•	purchases of real estate; and

•	entering into multiemployer retirement plans.

These restrictions and requirements may prevent us from taking actions that could increase the value of our business, or may require actions that decrease the value of our business. In addition, if we fail to maintain compliance with any of these requirements, we would thereby be in default under such senior credit facility. If we were in default under this agreement, the lenders thereunder could require immediate payment of all obligations under the senior credit facility and/or foreclose on the collateral that is pledged to secure those obligations. If this occurred, we could be forced to sell assets or take other action that would reduce the value of our business.

Servicing our debt and other obligations requires a significant amount of cash, and our ability to generate sufficient cash depends on many factors, some of which are beyond our control.

We have significant financial obligations outstanding. Our ability to service our debt and these other obligations depends on our ability to generate significant cash flow. This is partially subject to general economic, financial, competitive, legislative and regulatory, and other factors that are beyond our control. We cannot assure you that our business will generate cash flow from operations, that future borrowings will be available to us under our senior credit facility, or that we will be able to complete any necessary financings, in amounts sufficient to enable us to fund our operations or pay our debts and other obligations, or to fund other liquidity needs. If we are not able to generate sufficient cash flow to service our debt obligations, we may need to refinance or restructure our debt, sell assets, reduce or delay capital investments, or seek to raise additional capital. Additional debt or equity financing may not be available in sufficient amounts, at times or on terms acceptable to us, or at all. If we are unable to implement one or more of these alternatives, we may not be able to service our debt or other obligations, which could result in us being in default thereon, in which circumstances our lenders could cease making loans to us and accelerate and declare due all outstanding obligations under our senior credit facility, which could have a material adverse effect on the value of our common stock. In addition, the current volatility in the capital markets may also impact our ability to obtain additional financing, or to refinance our existing debt, on terms or at times favorable to us.

Our operating and financial flexibility is limited by the terms of our Series D Perpetual Preferred Stock.

Our Series D Perpetual Preferred Stock prevents us from taking certain actions and requires us to comply with certain requirements. Among other things, this includes limitations on:

•	additional indebtedness;

•	liens;

•	amendments to our by-laws and articles of incorporation;

•	our ability to issue equity securities having liquidation preferences senior or equivalent to the liquidation preferences of the Series D Perpetual Preferred Stock;

•	mergers and the sale of assets;

•	guarantees;

•	investments and acquisitions;

•	payment of dividends and the redemption of our capital stock; and

•	related-party transactions.

These restrictions may prevent us from taking action that could increase the value of our business, or may require actions that decrease the value of our business.

We have suspended cash dividends on both classes of our common stock and have not paid certain accumulated dividends under our Series D Perpetual Preferred Stock. To the extent a potential investor ascribes value to a dividend paying stock, the value of our stock may be correspondingly reduced.

Our board of directors has not declared a cash or stock dividend for our common stock or Class A common stock since the third quarter of 2008. We can provide no assurance when or if any future dividends will be declared on either class of common stock.

We made our most recent Series D Perpetual Preferred Stock cash dividend payment on October 15, 2008, for dividends earned through September 30, 2008. We have deferred the cash payment of our preferred stock dividends earned thereon since October 1, 2008. As a result of our election to defer three consecutive cash dividend payments with respect to the Series D Perpetual Preferred Stock, the dividend rate thereon has increased from 15.0% per annum to 17.0% per annum.

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

If and to the extent an investor ascribes value to a dividend-paying stock, the value of our common and Class A common stock may be correspondingly reduced due to our current cessation of dividend payments.

We may not be able to maintain the NYSE listings for our common stock and/or Class A common stock.

The NYSE requires all NYSE-listed companies to maintain compliance with certain criteria. These criteria include minimum stock price and minimum market capitalization standards. From November 3, 2008 until September 30, 2009, our common stock did not satisfy the NYSE’s minimum stock price criteria for continued listing because the average closing price per share over a consecutive 30 trading-day period was less than $1.00 per share.

In addition, the NYSE has other listing standards that may apply to us, including a requirement to have a minimum market capitalization of at least $15 million over a 30-trading-day period. Failure to comply with this particular listing standard allows the NYSE to delist promptly a company from the exchange. As of April 5, 2010, our average market capitalization calculated over the prior consecutive 30-trading-day period was $104.9 million.

Although we are currently in compliance with all of the NYSE’s continued listing criteria, we can give no assurances that we will be able to remain in compliance in future periods. If either class of our common stock cannot meet the applicable NYSE listing standards, then the NYSE may delist both classes of our common stock.

If our common stock or Class A common stock were delisted from the NYSE, the liquidity of such stock may be significantly reduced which could, in turn, materially adversely effect the price of such stock. In such event, we may seek to have such Stock listed for trading on another national exchange or alternative over-the-counter trading forum to provide liquidity to investors, although we can provide no assurances as to the liquidity, market pricing or investor interest in either class of our common stock under such circumstances.

We have, in the past, incurred impairment charges on our goodwill and/or broadcast licenses, and any such future charges may have a material effect on the value of our total assets.

For the year ended December 31, 2008, we recorded a non-cash impairment charge to our broadcast licenses of $240.1 million and a non-cash impairment charge to our goodwill of $98.6 million. As of December 31, 2009, the book value of our broadcast licenses was $819.0 million and the book value of our goodwill was $170.5 million, in comparison to total assets of $1.2 billion. Not less than annually, and more frequently if necessary, we are required to evaluate our goodwill and broadcast licenses to determine if the estimated fair value of these intangible assets is less than book value. If the estimated fair value of these intangible assets is less than book value, we will be required to record a non-cash expense to write-down the book value of the intangible asset to the estimated fair value. We cannot make any assurances that any required impairment charges will not have a material effect on our total assets.

We must purchase television programming in advance but cannot predict whether a particular show will be popular enough to cover its cost.

One of our most significant costs is television programming. If a particular program is not sufficiently popular among audiences in relation to its costs, we may not be able to sell enough advertising time to cover the costs of the program. Since we purchase programming content from others, we have little control over programming costs. We usually must purchase programming several years in advance, and may have to commit to purchase more than one year’s worth of programming. We may also replace programs that are performing poorly before we have recaptured any significant portion of the costs we incurred or fully expensed the costs for financial reporting purposes. Any of these factors could reduce our revenues, result in the incurrence of impairment charges or otherwise cause our costs to escalate relative to revenues. For instance, during the year ended December 31, 2009, we recorded a television program impairment expense of $0.2 million.

We are highly dependent upon our network affiliations, and may lose a large amount of television programming if a network (i) terminates its affiliation with us, (ii) significantly changes the economic terms and conditions of any future affiliation agreements with us or (iii) significantly changes the type, quality or quantity of programming provided to us under an affiliation agreement.

Our business depends in large part on the success of our network affiliations. Each of our stations is affiliated with a major network pursuant to an affiliation agreement. Each affiliation agreement provides the affiliated station with the right to broadcast all programs transmitted by the affiliated network. Our affiliation agreements expire at various dates through January 1, 2016.

If we can not enter into affiliation agreements to replace our expiring agreements, we may no longer be able to carry the affiliated network’s programming. This loss of programming would require us to obtain replacement programming. Such replacement programming may involve higher costs and may not be as attractive to our target audiences, thereby reducing our ability to generate advertising revenue. Furthermore, our concentration of CBS and/or NBC affiliates makes us particularly sensitive to adverse changes in our business relationship with, and the general success of, CBS and/or NBC.

In addition, if we are unable renew or replace our existing affiliation agreements, we may be unable to satisfy certain obligations under our existing or any future retransmission consent agreements with cable, satellite and telecommunications providers (“MVPDs”). Furthermore, if in the future a network limited or removed our ability to retransmit network programming to MVPDs, we may be unable to satisfy certain obligations under our existing or any future retransmission consent agreements. In either case such an event could have a material adverse effect on our business and results of operations.

We operate in a highly competitive environment. Competition occurs on multiple levels (for audiences, programming and advertisers) and is based on a variety of factors. If we are not able to successfully compete in all relevant aspects, our revenues will be materially adversely affected.

As described elsewhere herein, television stations compete for audiences, certain programming (including news) and advertisers. Signal coverage and assigned frequency also materially affect a television station’s competitive position. With respect to audiences, stations compete primarily based on broadcast program popularity. Because we purchase or otherwise acquire, rather than produce, programs, we cannot provide any assurances as to the acceptability by audiences of any of the programs we broadcast. Further, because we compete with other broadcast stations for certain programming, we cannot provide any assurances that we will be able to obtain any desired programming at costs that we believe are reasonable. Cable-originated programming and increased access to cable and satellite TV has become a significant competitor for broadcast television programming viewers. Cable networks’ advertising share has increased due to the growth in cable/satellite penetration (the percentage of television households that are connected to a cable or satellite system), which reduces viewers. Further increases in the advertising share of cable or satellite networks could materially adversely affect the advertising revenue of our television stations.

In addition, technological innovation and the resulting proliferation of programming alternatives, such as home entertainment systems, “wireless cable” services, satellite master antenna television systems, LPTV stations, television translator stations, DBS, video distribution services, pay-per-view and the internet, have further fractionalized television viewing audiences and resulted in additional challenges to revenue generation.

Our inability or failure to broadcast popular programs, or otherwise maintain viewership for any reason, including as a result of significant increases in programming alternatives, could result in a lack of advertisers, or a reduction in the amount advertisers are willing to pay us to advertise, which could have a material adverse effect on our business, financial condition and results of operations.

Our dependence upon a single advertising category could adversely affect our business.

We derive a material portion of our advertising revenue from the automotive and restaurant industries. In 2009, we earned approximately 17% and 12% of our total revenue from the automotive and restaurant categories, respectively. In 2008, we earned approximately 19% and 10% of our total revenue from the automotive and restaurant categories, respectively. Our business and operating results could be materially adversely affected if automotive or restaurant-related advertising revenues decrease. Our business and operating results could also be materially adversely affected if revenue decreased from one or more other significant advertising categories, such as the communications, entertainment, financial services, professional services or retail industries.

The required phased-in introduction of digital television will continue to require us to incur significant capital and operating costs and may expose us to increased competition.

The 2009 requirement to convert from analog to digital television services in the United States may require us to incur significant capital expenditures in replacing our stations’ equipment to produce local programming, including news, in digital format. We cannot be certain that increased revenues will offset these additional capital expenditures.

In addition, we also may incur additional costs to obtain programming for the additional channels made available by digital technology. Increased revenues from the additional channels may not offset the conversion costs and additional programming expenses. Multiple channels programmed by other stations may further increase competition in our markets.

Any potential hostilities or terrorist attacks, or similar events leading to broadcast interruptions, may affect our revenues and results of operations.

If the United States engages in additional foreign hostilities, experiences a terrorist attack or experiences any similar event resulting in interruptions to regularly scheduled broadcasting, we may lose advertising revenue and incur increased broadcasting expenses. Lost revenue and increased expenses may be due to pre-emption, delay or cancellation of advertising campaigns, and increased costs of covering such events. We cannot predict the (i) extent or duration of any future disruption to our programming schedule, (ii) amount of advertising revenue that would be lost or delayed or (iii) amount by which our broadcasting expenses would increase as a result. Any such loss of revenue and increased expenses could negatively affect our future results of operations.

Risks Related to Regulatory Matters

Federal broadcasting industry regulation limits our operating flexibility.

The FCC regulates all television broadcasters, including us. We must obtain FCC approval whenever we (i) apply for a new license, (ii) seek to renew or assign a license, (iii) purchase a new station or (iv) transfer the control of one of our subsidiaries that holds a license. Our FCC licenses are critical to our operations, and we cannot operate without them. We cannot be certain that the FCC will renew these licenses in the future or approve new acquisitions. Our failure to renew any licenses upon the expiration of any license term could have a material adverse effect on our business.

Federal legislation and FCC rules have changed significantly in recent years and may continue to change. These changes may limit our ability to conduct our business in ways that we believe would be advantageous and may affect our operating results.

The FCC’s duopoly restrictions limit our ability to own and operate multiple television stations in the same market and our ability to own and operate a television station and newspaper in the same market.

The FCC’s ownership rules generally prohibit us from owning or having “attributable interests” in television stations located in the same markets in which our stations are licensed. Accordingly, those rules constrain our ability to expand in our present markets through additional station acquisitions. Current FCC cross-ownership rules prevent us from owning and operating a television station and newspaper in the same market.

The FCC’s National Television Station Ownership Rule limits the maximum number of households we can reach.

A single television station owner can reach no more than 39 percent of U.S. households through commonly owned television stations. Accordingly, these rules constrain our ability to expand through additional station acquisitions.

Federal legislation and FCC rules have changed significantly in recent years and may continue to change. These changes may limit our ability to conduct our business in ways that we believe would be advantageous and may affect our operating results.

The FCC’s National Broadband Plan could result in the reallocation of broadcast spectrum for wireless broadband use, which could materially impair our ability to provide competitive services.

On March 16, 2010, the FCC delivered to Congress a “National Broadband Plan.” The National Broadband Plan, inter alia, makes recommendations regarding the use of spectrum currently allocated to television broadcasters, including seeking the voluntary surrender of certain portions of the television broadcast spectrum and repacking the currently allocated spectrum to make portions of that spectrum available for other wireless communications services. If some or all of our television stations are required to change frequencies or reduce the amount of spectrum they use, our stations could incur substantial conversion costs, reduction or loss of over-the-air signal coverage or an inability to provide high definition programming and additional program streams, including mobile video services. Prior to implementation of the proposals contained in the National Broadband Plan, further action by the FCC or Congress or both is necessary. We cannot predict the likelihood, timing or outcome of any Congressional or FCC regulatory action in this regard nor the impact of any such changes upon our business.

Our ability to successfully negotiate future retransmission consent agreements may be hindered by the interests of networks with whom we are affiliated.

Our affiliation agreements with some broadcast networks include certain terms that may affect our future ability to permit MVPDs to retransmit network programming, and in some cases, we may be unable to satisfy certain obligations under our existing or any future retransmission consent agreements with MVPDs. In addition, we may not be able to successfully negotiate future retransmission consent agreements with the MVPDs in our local markets if the broadcast networks withhold their consent to the retransmission of those portions of our stations’ signals containing network programming, or the networks may require us to pay compensation in exchange for permitting redistribution of network programming by MVPDs. If we are required to make payments to networks in connection with signal retransmission, those payments may adversely affect our operating results. If we are unable to satisfy certain obligations under our existing or future retransmission consent agreements with MVPDs then there could be a material adverse effect on our results of operations.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our principal executive offices are located at 4370 Peachtree Road, NE, Atlanta, Georgia, 30319. Our administrative offices are located at 126 North Washington St., Third Floor, Albany, Georgia, 31701. Our shared services offices are located at 1801 Halstead Blvd., Tallahassee, Florida, 32309. A complete listing of our television stations and their locations is included on pages three and four of this Annual Report.

The types of properties required to support television stations include offices, studios, transmitter sites and antenna sites. A station’s studios are generally housed within its offices in each respective market. The transmitter sites and antenna sites are generally located in elevated areas, to provide optimal signal strength and coverage. We own or lease land, office, studio, transmitters and antennas in each of our markets necessary to support our operations in that market area. In some market areas, we also own or lease multiple properties, such as multiple towers and or translators, to optimize our broadcast capabilities. To the extent that our properties are leased and those leases contain expiration dates, we believe that those leases can be renewed, or that alternative facilities can be leased or acquired, on terms that are comparable, in all material respects, to our existing properties.

We generally believe all of our owned and leased properties are in good condition, and suitable for the conduct of our present business.

Item 3.	Legal Proceedings.

We are, from time to time, subject to legal proceedings and claims in the normal course of our business. Based on our current knowledge, we do not believe that any known legal proceedings or claims are likely to have a material adverse effect on our financial position, results of operations or cash flows.

Item 4.	Reserved.

Executive Officers of the Registrant.

Set forth below is certain information with respect to our executive officers as of March 30, 2010:

Hilton H. Howell, Jr., age 48, has been our Chief Executive Officer since August 20, 2008 and has also served as Vice-Chairman since September 2002. Before that, he had been our Executive Vice President since September 2000. He has served as one of our directors since 1993. He is a member of the Executive Committee of our board of directors. He has served as President and Chief Executive Officer of Atlantic American Corporation, an insurance holding company, since 1995, and as Chairman of that Company since February 24, 2009. He has been Executive Vice President and General Counsel of Delta Life Insurance Company and Delta Fire and Casualty Insurance Company since 1991. He has served as Vice Chairman of Bankers Fidelity Life Insurance Company since 1992 and Vice Chairman of Georgia Casualty & Surety Company from 1992 through 2008. He served as Chairman of the Board of Triple Crown Media, Inc. (“TCM”) from December 2005 until December 2009. Mr. Howell also serves as a director of Atlantic American Corporation and its subsidiaries American Southern Insurance Company, American Safety Insurance Company and Bankers Fidelity Life Insurance Company, as well as Delta Life Insurance Company and Delta Fire and Casualty Insurance Company. He is the son-in-law of Mr. J. Mack Robinson and Mrs. Harriett J. Robinson, both members of our board of directors.

Robert S. Prather, Jr., age 65, has served as our President and Chief Operating Officer since September 2002. He has served as one of our directors since 1993. He is a member of the Executive Committee of our board of directors. He has been a director of TCM since 1994, and served as Chairman of TCM from December 2005 until November 2007. He served as President and Chief Executive Officer of TCM from May 2005 to December 30, 2005, and has served in that position since November 2007. TCM filed for protection under Chapter 11 of the U.S. bankruptcy code on September 14, 2009. The order confirming the Plan of Reorganization under Chapter 11 of the bankruptcy code became effective December 8, 2009. He serves as an advisory director of Swiss Army Brands, Inc., and serves on the Board of Trustees of the Georgia World Congress Center Authority. He also serves as a member of the Board of Directors for GAMCO Investors, Inc., Gaylord Entertainment Company and Victory Ventures, Inc.

James C. Ryan, age 49, has served as our Chief Financial Officer since October 1998 and Senior Vice President since September 2002. Before that, he had been our Vice President since October 1998.

Robert A. Beizer, age 70, has served as our Vice President for Law and Development and Secretary since 1996. From June 1994 to February 1996, he was of counsel to Venable, LLC, a law firm, in its regulatory and legislative practice group. From 1990 to 1994, Mr. Beizer was a partner in the law firm of Sidley & Austin and was head of their communications practice group in Washington, D.C. He is a past president of the Federal Communications Bar Association and has served as a member of the American Bar Association House of Delegates. He is a member of the ABA Forum Committee on Communications Law.

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

	Common Stock			Class A Common Stock
			Cash Dividends			Cash Dividends
			Declared per			Declared per
	High	Low	Share	High	Low	Share

2009:
First Quarter	$0.54	$0.28	$—	$1.28	$0.55	$—
Second Quarter	0.92	0.32	—	1.36	0.53	—
Third Quarter	3.57	0.38	—	3.55	0.50	—
Fourth Quarter	2.89	1.06	—	2.73	1.12	—
2008:
First Quarter	$8.25	$4.69	$0.03	$8.79	$5.82	$0.03
Second Quarter	6.02	2.67	0.03	7.00	4.00	0.03
Third Quarter	3.10	1.61	0.03	4.75	2.72	0.03
Fourth Quarter	1.75	0.18	—	3.50	0.50	—

As of March 24, 2010, we had 42,879,557 outstanding shares of common stock held by approximately 4,844 stockholders and 5,753,020 outstanding shares of Class A common stock held by approximately 468 stockholders. The number of stockholders includes stockholders of record and individual participants in security position listings as furnished to us pursuant to Rule 17Ad-8 under the Exchange Act.

Our Articles of Incorporation provide that each share of common stock is entitled to one vote, and each share of Class A common stock is entitled to 10 votes. The Articles of Incorporation require that the common stock and the Class A common stock receive dividends on a pari passu basis.

We have not paid dividends on either class of our common stock since October 15, 2008. Our senior credit facility contains covenants that restrict the amount of funds available to pay cash dividends on our capital stock. Further, the terms of our Series D Perpetual Preferred Stock contain requirements that, in certain circumstances, will restrict our ability to pay dividends on our Class A common stock and our common stock.

We have deferred the cash payment of dividends on our Series D Perpetual Preferred Stock earned thereon since October 1, 2008.

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

In addition, the declaration and payment of common stock and Class A common stock dividends are subject to the discretion of our Board of Directors. Any future payments of dividends will depend on our earnings and financial position and such other factors as our Board of Directors deems relevant. See Note 3. “Long-term Debt and Accrued Facility Fee” of our audited consolidated financial statements included elsewhere herein for a further discussion of restrictions on our ability to pay dividends.

Stock Performance Graph

The following stock performance graphs do not constitute soliciting material and should not be deemed filed or incorporated by reference into any other filing by us under the Securities Act of 1933, or the Securities Exchange Act of 1934, except to the extent we specifically incorporate these graphs by reference therein.

The following graphs compare the cumulative total return of the common stock and the Class A common stock from January 1, 2005 to December 31, 2009, as compared to the stock market total return indexes for (i) The New York Stock Exchange Market Index and (ii) The New York Stock Exchange Industry Index based upon the Television Broadcasting Stations Index.

The graphs assume the investment of $100 in the common stock and the Class A common stock, the New York Stock Exchange Market Index and the NYSE Television Broadcasting Stations Index on January 1, 2005. Dividends are assumed to have been reinvested as paid.

Common Stock
Comparison of Cumulative Total Return
of One or More Companies, Peer Groups, Industry Indexes and/or
Broad Markets

	Fiscal Year Ended
Gray Television Com.	$64.13	$55.61	$61.75	$3.77	$14.15
TV Broadcasting Stations	$96.70	$119.48	$117.15	$61.11	$94.07
NYSE Market Index	$109.36	$131.75	$143.43	$87.12	$111.76

Class A Common Stock
Comparison of Cumulative Total Return
of One or More Companies, Peer Groups, Industry Indexes and/or
Broad Markets

	Fiscal Year Ended
Gray Television Cl A	$64.69	$59.62	$62.52	$4.93	$12.74
TV Broadcasting Stations	$96.70	$119.48	$117.15	$61.11	$94.07
NYSE Market Index	$109.36	$131.75	$143.43	$87.12	$111.76

Item 6.	Selected Financial Data.

Certain selected historical consolidated financial data is set forth below. This information with respect to the years ended December 31, 2009, 2008 and 2007 should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and related notes thereto included elsewhere herein.

	Year Ended December 31,
	2009	2008	2007	2006(1)	2005(2)
	(In thousands, except per share data)

Statements of Operations Data:
Revenues(3)	$270,374	$327,176	$307,288	$332,137	$261,553
Impairment of goodwill and broadcast licenses(4)	—	338,681	—	—	—
Operating income (loss)	43,079	(258,895)	53,376	87,991	60,861
Loss on early extinguishment of debt(5)	(8,352)	—	(22,853)	(347)	(6,543)
(Loss) income from continuing operations	(23,047)	(202,016)	(23,151)	11,711	4,604
Loss from discontinued publishing and wireless operations, net of income tax of $0, $0, $0, $0 and $3,253 respectively(6)	—	—	—	—	(1,242)
Net (loss) income	(23,047)	(202,016)	(23,151)	11,711	3,362
Net (loss) income available to common stockholders	(40,166)	(208,609)	(24,777)	8,464	(2,286)
Net (loss) income from continuing operations available to common stockholders per common share:
Basic	(0.83)	(4.32)	(0.52)	0.17	(0.02)
Diluted	(0.83)	(4.32)	(0.52)	0.17	(0.02)
Net (loss) income available to common stockholders per common share:
Basic	(0.83)	(4.32)	(0.52)	0.17	(0.05)
Diluted	(0.83)	(4.32)	(0.52)	0.17	(0.05)
Cash dividends declared per common share(7)	—	0.09	0.12	0.12	0.12
Balance Sheet Data (at end of period):
Total assets	$1,245,739	$1,278,265	$1,625,969	$1,628,287	$1,525,054
Long-term debt (including current portion)	791,809	800,380	925,000	851,654	792,509
Long-term accrued facility fee(8)	18,307	—	—	—	—
Redeemable serial preferred stock(9)	93,386	92,183	—	37,451	39,090
Total stockholders’ equity	93,620	117,107	337,845	379,754	380,996

(1)	Reflects the acquisition of WNDU-TV on March 3, 2006 as of the acquisition date. For further information concerning this acquisition, see Part I, Item 1. Business.

(2)	Reflects the acquisitions of KKCO-TV on January 31, 2005, WSWG-TV on November 10, 2005 and WSAZ-TV on November 30, 2005, as of their respective acquisition dates.

(3)	Our revenues fluctuate significantly between years, consistent with, among other things, increased political advertising expenditures in even-numbered years.

(4)	As of December 31, 2008, we recorded a non-cash impairment expense of $338.7 million resulting from a write down of $98.6 million in the carrying value of our goodwill and a write down of $240.1 million in the carrying value of our broadcast licenses. The write-down of our goodwill and broadcast licenses related to seven stations and 23 stations, respectively. As of this testing date, we believe events had occurred and circumstances changed that more likely than not reduce the fair value of our broadcast licenses and goodwill below their carrying amounts. These events which accelerated in the fourth quarter of 2008 included: (i) the continued decline of the price of our common stock and Class A common stock; (ii) the decline in the current selling prices of television stations; (iii) the decline in local and national advertising revenues excluding political advertising revenue; and (iv) the decline in the operating profit margins of some of our stations.

(5)	In 2009, we recorded a loss on early extinguishment of debt related to an amendment of our senior credit facility. In 2007, we recorded a loss on early extinguishment of debt related to the refinancing of our senior credit facility and the redemption of our 9.25% Senior Subordinated Notes (“9.25% Notes”). In 2006, we recorded a loss on early extinguishment of debt related to the repurchase of a portion of our 9.25% Notes. In 2005, we recorded a loss on early extinguishment of debt related to two amendments to our then existing senior credit facility and the repurchase of a portion of our 9.25% Notes.

(6)	On December 30, 2005, we completed (i) the contribution of all of our membership interests in Gray Publishing, LLC, which included our Gray Publishing and Graylink Wireless businesses and certain other assets, to TCM and (ii) the spinoff of all the common stock of TCM to our shareholders. The selected financial information for 2005 reflects the reclassification of the results of operations of those businesses as discontinued operations, net of income tax.

(7)	Cash dividends for 2007 and 2006 include a cash dividend of $0.03 per share approved in the fourth quarters of 2007 and 2006, respectively, and paid in the first quarters of 2008 and 2007, respectively.

(8)	On March 31, 2009, we amended our senior credit facility. Effective on that date, we began to incur an annual facility fee equal to 3% multiplied by the outstanding balance under our senior credit facility. See Note 3. “Long-term Debt and Accrued Facility Fee” of our notes to our audited consolidated financial statements included elsewhere herein for further information regarding our accrued facility fee.

(9)	On June 26, 2008, we issued 750 shares of Series D Perpetual Preferred Stock. The no par value Series D Perpetual Preferred Stock has a liquidation value of $100,000 per share, for a total liquidation value of $75.0 million. The issuance of the Series D Perpetual Preferred Stock generated net cash proceeds of approximately $68.6 million, after a 5.0% original issue discount, transaction fees and expenses. We used $65.0 million of the net cash proceeds to voluntarily prepay a portion of the outstanding balance under our term loan portion of our senior credit facility and used the remaining $3.6 million for general corporate purposes, which included the payment of $635,000 of accrued interest. The $6.4 million of original issue discount, transaction fees and expenses will be accreted over a seven-year period ending June 30, 2015.

On July 15, 2008, we issued an additional 250 shares of our Series D Perpetual Preferred Stock and generated net cash proceeds of approximately $23.0 million, after a 5.0% original issue discount, transaction fees and expenses. We used the net cash proceeds to make an additional $23.0 million voluntary prepayment on the outstanding balance of our term loan portion of our senior credit facility. The $2.0 million of original issue discount, transaction fees and expenses will be accreted over a seven-year period ending June 30, 2015. On May 22, 2007, we redeemed all outstanding shares of our Series C Preferred Stock.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Overview

Introduction

The following analysis of the financial condition and results of operations of Gray Television, Inc. (“we,” “us,” or “our”) should be read in conjunction with our audited consolidated financial statements and notes thereto included elsewhere herein.

Overview

We own 36 television stations serving 30 television markets. Seventeen of the stations are affiliated with CBS Inc. (“CBS”), ten are affiliated with the National Broadcasting Company, Inc. (“NBC”), eight are affiliated with the American Broadcasting Company (“ABC”), and one is affiliated with FOX Entertainment Group, Inc. (“FOX”). Our 17 CBS-affiliated stations make us the largest independent owner of CBS affiliates in the United States. Based on the results of the average of the Nielsen March, May, July, and November 2009 ratings reports, our combined station group has 23 markets with stations ranked #1 in local news audience and 21 markets with stations ranked #1 in overall audience within their respective markets. Of the 30 markets that we serve, we operate the #1 or #2 ranked station in 29 of those markets. In addition to our primary channels that we broadcast from our television stations, we currently broadcast 39 digital second channels including one affiliated with ABC, four affiliated with FOX, seven affiliated with The CW Network, LLC (“CW”), 18 affiliated with Twentieth Television, Inc. (“MyNetworkTV” or “MyNet.”), two affiliated with Universal Sports Network or (“Univ.”) and seven local news/weather channels in certain of our existing markets. We created our digital second channels to better utilize our excess broadcast spectrum. The digital second channels are similar to our primary broadcast channels; however, our digital second channels are affiliated with networks different from those affiliated with our primary broadcast channels. Our combined TV station group reaches approximately 6.3% of total United States households.

Our operating revenues are derived primarily from broadcast and internet advertising, and from other sources such as production of commercials and tower rentals, retransmission consent fees and consulting fees.

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

We sell internet advertising on our stations’ websites. These advertisements are sold as banner advertisements on the websites, pre-roll advertisements or video and other types of advertisements.

Most advertising contracts are short-term, and generally run only for a few weeks. Approximately 67% of the net revenues of our television stations for the year ended December 31, 2009 were generated from local advertising (including political advertising revenues), which is sold primarily by a station’s sales staff directly to local accounts, and the remainder represented primarily by national advertising, which is sold by a station’s national advertising sales representative. The stations generally pay commissions to advertising agencies on local, regional and national advertising and the stations also pay commissions to the national sales representative on national advertising.

Broadcast advertising revenues are generally highest in the second and fourth quarters each year. This seasonality results partly from increases in advertising in the spring and in the period leading up to and including the holiday season. Broadcast advertising revenues are also generally higher in even-numbered years, due to spending by political candidates, political parties and special interest groups. This political spending typically is heaviest during the fourth quarter of such years.

Our primary broadcasting operating expenses are employee compensation, related benefits and programming costs. In addition, the broadcasting operations incur overhead expenses, such as maintenance, supplies, insurance, rent and utilities. A large portion of the operating expenses of the broadcasting operations is fixed.

During the economic recession that began in 2008 and continued through 2009, many of our advertising customers reduced their advertising spending which has reduced our revenue. Also, automotive dealers and manufacturers have traditionally accounted for a significant portion of our revenue. We believe our automotive advertising customers have suffered disproportionately during the recession and have therefore significantly reduced their advertising expenditures, which in turn has negatively impacted our revenues. Our revenues have also come under pressure from the internet as a competitor for advertising spending. We continue to enhance and market our internet websites to generate additional revenue.

We have reduced our operating expenses as our revenues have decreased. However, partly due to our significant fixed expenses, the decrease in our revenues has exceeded the decrease in our expenses. Please see our “Results of Operations” and “Liquidity and Capital Resources” sections below for further discussion of our operating results.

Revenues

Set forth below are the principal types of revenues earned by our broadcasting operations for the periods indicated and the percentage contribution of each to total revenues (dollars in thousands):

	Year End December 31,
	2009		2008		2007
		Percent of		Percent of		Percent of
	Amount	Total	Amount	Total	Amount	Total

Revenues:
Local	$170,813	63.2%	$186,492	57.0%	$200,686	65.3%
National	53,892	19.9%	68,417	20.9%	77,365	25.2%
Internet	11,413	4.2%	11,859	3.6%	9,506	3.1%
Political	9,976	3.7%	48,455	14.8%	7,808	2.5%
Retransmission consent	15,645	5.8%	3,046	0.9%	2,436	0.8%
Production and other	7,119	2.6%	8,155	2.5%	8,719	2.8%
Network compensation	653	0.2%	752	0.3%	768	0.3%
Consulting revenue	863	0.4%	—	0.0%	—	0.0%

Total	$270,374	100.0%	$327,176	100.0%	$307,288	100.0%

Risk Factors

The broadcast television industry is reliant primarily on advertising revenues and faces increased competition. For a discussion of certain other presently known, significant factors that may affect our business, see “Item 1A. Risk Factors” beginning on page 12 of this Annual Report.

Results of Operations

Year Ended December 31, 2009 (“2009”) Compared to Year Ended December 31, 2008 (“2008”)

Revenue

Total revenues decreased $56.8 million, or 17%, to $270.4 million due primarily to decreased local, national, political and internet advertising revenue, decreased network compensation revenue and decreased production and other revenue. These decreases were partially offset by increased retransmission consent revenue and consulting revenue in the year ended December 31, 2009. Retransmission consent revenue increased $12.6 million, or 414%, to $15.6 million reflecting the more profitable terms of our current contracts that we finalized earlier in 2009. Consulting revenue increased to $0.9 million for the year ended December 31, 2009 due to revenue from an agreement with Young Broadcasting, Inc. that was effective August 10, 2009. Local advertising revenues, excluding political advertising revenues, decreased $15.7 million, or 8%, to $170.8 million. National advertising revenues, excluding political advertising revenues, decreased $14.5 million, or 21%, to $53.9 million. The decrease in local and national advertising revenue was due to reduced spending by advertisers in the continued recessionary economic environment. Our automotive advertising revenue decreased approximately 31% compared to the prior year. In addition, during the year ended December 31, 2008 we earned a total of $3.4 million of net revenue from local and national advertisers during the broadcast of the 2008 Summer Olympics on our ten NBC stations. There were no Olympic Game broadcasts during 2009. The negative effects of the recession were partially offset by increased advertising during the 2009 Super Bowl. Net advertising revenue associated with the broadcast of the 2009 Super Bowl on our ten NBC affiliated stations approximated $750,000, which was an increase from the approximate $130,000 of Super Bowl revenue earned in 2008 on our then six Fox affiliated channels. Political advertising revenues decreased $38.5 million, or 79%, to $10.0 million reflecting reduced advertising from political candidates during the “off year” of the two-year political advertising cycle. However, we did recognize political advertising revenue in the three months ended December 31, 2009 related to increased spending on the national healthcare debate.

Broadcast expenses

Broadcast expenses (before depreciation, amortization, impairment expense and gain on disposal of assets) decreased $12.0 million, or 6%, to $187.6 million due primarily to a reduction in compensation expense of $3.4 million, professional service expense of $2.2 million, facility fees of $1.1 million, bad debt expense of $0.9 million and syndicated programming expense of $1.1 million. Compensation expenses included payroll and benefit expenses. Payroll expense decreased primarily due to a reduction in the number of employees and reduced commissions. As of December 31, 2009 and 2008, we employed 2,184 and 2,253 total employees in our broadcast operations which included full-time and part-time employees. This reduction in total employees is a decrease of 3.1% or 69 total employees. Since December 31, 2007, we have reduced our total number of employees by 241, or 9.9%. Our reduction in payroll expense resulting from the reduced number of employees was partially offset by an increase in pension expense of $1.9 million. Pension expense increased due to the use of a lower discount rate in 2009 compared to the discount rate used to calculate the 2008 pension expense and due to the performance of our pension plans’ assets in 2009 and 2008. Professional service expense decreased primarily due to lower national representation fees, which are paid based upon a percentage of our national and political revenue, both of which decreased as discussed above. Facility fees decreased primarily due to lower electricity expense resulting from the discontinuance of our analog broadcasts. Bad debt expense improved due to an improvement in the average age of our accounts receivable balances. Syndicated programming expense decreased primarily due to a lower impairment expense in the current year compared to the prior year. We recorded impairment expenses related to our syndicated television programming during the years ended December 31, 2009 and 2008 of $0.2 million and $0.6 million, respectively.

Corporate and administrative expenses

Corporate and administrative expenses (before depreciation, amortization, impairment and (gain) loss on disposal of assets) increased $0.1 million, or 1%, to $14.2 million during the year ended December 31, 2009. The increase was due primarily to an increase in pension expense of $0.2 million, an increase in relocation expense of $0.2 million and an increase in legal expense of $0.5 million. These increases were partially offset by a decrease in market research expense of $0.6 million and severance expense of $0.1 million. We currently believe the relocation cost incurred in 2009 will not recur in future years to the same extent as 2009. Also, approximately $0.4 million of the increased legal costs were attributable to the negotiation and documentation of our new retransmission consent agreements, and such costs are currently not anticipated to recur in future periods to the same extent. Corporate and administrative expenses included non-cash stock-based compensation expense during the years ended 2009 and 2008 of $1.4 million and $1.5 million, respectively.

Depreciation

Depreciation of property and equipment totaled $32.6 million and $34.6 million for 2009 and 2008, respectively. The decrease in depreciation was the result of reduced capital expenditures in recent years compared to that of prior years. As a result, more assets acquired in prior years have become fully depreciated than were purchased in recent years.

Amortization of intangible assets

Amortization of intangible assets was $0.6 million for 2009 as compared to $0.8 million for 2008. Amortization expense decreased in the current year compared to that of the prior year as a result of certain assets becoming fully amortized in the current year.

Impairment of goodwill and broadcast licenses

As of December 31, 2009, we evaluated the recorded value of our goodwill and broadcast licenses for potential impairment and concluded that they were reasonably stated. As a result, we did not record an impairment expense for 2009. As of December 31, 2008, we recorded a non-cash impairment expense of $338.7 million resulting from a write-down of $98.6 million in the carrying value of our goodwill and a write down of $240.1 million in the carrying value of our broadcast licenses. The write-down of our goodwill and broadcast licenses related to seven stations and 23 stations, respectively. As of this testing date, we believed events had occurred and circumstances changed that more likely than not reduce the fair value of our broadcast licenses and goodwill below their carrying amounts. These events, which accelerated in the fourth quarter of 2008, included: (i) the continued decline of the price of our common stock and Class A common stock; (ii) the decline in the current selling prices of television stations; (iii) the decline in local and national advertising revenues excluding political advertising revenue; and (iv) the decline in the operating profit margins of some of our stations.

Gain or loss on disposal of assets

Gain on disposal of assets increased $6.0 million, or 367%, to $7.6 million during 2009 as compared to 2008. The FCC has mandated that all broadcasters operating microwave facilities on certain frequencies in the 2 GHz band relocate to other frequencies and upgrade their equipment. The spectrum being vacated by these broadcasters has been reallocated to third parties who, as part of the overall FCC-mandated spectrum reallocation project, must provide affected broadcasters with new digital microwave replacement equipment at no cost to the broadcaster and also reimburse those broadcasters for certain associated out-of-pocket expenses. During 2009 and 2008, we recognized gains of $9.2 million and $2.2 million, respectively, on the disposal of equipment associated with the spectrum reallocation project. The gains from the spectrum reallocation project were partially offset by losses on disposals of equipment in the ordinary course of business.

Interest expense

Interest expense increased $15.0 million, or 28%, to $69.1 million for 2009 compared to 2008. This increase is due to the net effect of higher average interest rates and lower principal balances in 2009 compared to 2008. The average interest rates were 8.4% and 5.9% for 2009 and 2008, respectively. The total average principal balance was $796.4 million and $868.3 million for 2009 and 2008, respectively. These average interest rates and average principal balances are for the respective period and not the respective ending balance sheet dates. The average interest rates include the effects of our interest rate swap agreements.

Loss from early extinguishment of debt

On March 31, 2009, we amended our senior credit facility. To obtain this amendment, we incurred loan issuance costs of approximately $7.4 million, including legal and professional fees. These fees were funded from our existing cash balances. In connection with this transaction, we reported a loss on early extinguishment of debt of $8.4 million for 2009. There was no comparable loss in 2008.

Income tax expense or benefit

The effective tax rate decreased to 32.8% for 2009 from 35.5% for 2008. The effective tax rates differ from the statutory rate due to the following items:

	Year Ended December 31,
	2009	2008

Statutory federal income tax rate	35.0%	35.0%
State income taxes	2.6%	3.7%
Change in valuation allowance	(4.5)%	0.1%
Reserve for uncertain tax positions	1.1%	(0.2)%
Goodwill impairment	0.0%	(3.0)%
Other	(1.4)%	(0.1)%

Effective income tax rate	32.8%	35.5%

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007 (“2007”)

Revenue

Total revenues increased $19.9 million, or 6%, to $327.2 million reflecting increased cyclical political advertising revenues. Political advertising revenues increased $40.7 million, or 521%, to $48.5 million reflecting the cyclical influence of the 2008 elections. Local advertising revenues, excluding political advertising revenues, decreased $14.2 million, or 7%, to $186.5 million. National advertising revenues, excluding political advertising revenues, decreased $9.0 million, or 12%, to $68.4 million. Internet advertising revenues, excluding political advertising revenues, increased $2.4 million, or 25%, to $11.9 million reflecting increased website traffic and internet sales initiatives in each of our markets. The increase in political advertising revenue reflects increased advertising from political candidates in the 2008 primary and general elections. Spending on political advertising was the strongest at our stations in Colorado, West Virginia, Wisconsin, Michigan and North Carolina, accounting for a significant portion of the total political net revenue for 2008. The decrease in local and national revenue was largely due to the general weakness in the economy and due to the change in networks broadcasting the Super Bowl. During 2008, we earned approximately $130,000 of net revenue relating to the 2008 Super Bowl broadcast on our six FOX channels compared to approximately $750,000 of net revenue relating to the 2007 Super Bowl broadcast on our 17 CBS channels during 2007. The decrease in local and national revenue was offset in part by $3.4 million of net revenue earned during 2008 attributable to the broadcast of the 2008 Summer Olympics on our ten NBC stations.

Broadcast expenses

Broadcast expenses (before depreciation, amortization, impairment expense and (gain) loss on disposal of assets) decreased $0.1 million, or approximately 0%, to $199.6 million. This modest decrease primarily reflected the impact of increased national sales representative commissions on the incremental political advertising revenues and increased syndicated programming expenses offset partially by decreases in payroll and other operating expenses. We recorded an impairment expense related to our syndicated television programming of $0.6 million in 2008. Employee payroll and related expenses decreased due to a reduction in our number of employees in 2008 compared to 2007. As of December 31, 2008 and 2007, we employed 2,253 and 2,425 total employees in our broadcast operations, which included full-time and part-time employees. This reduction in total employees was a decrease of 7.1% or 172 total employees.

Corporate and administrative expenses

Corporate and administrative expenses (before depreciation, amortization, impairment and (gain) loss on disposal of assets) decreased $1.0 million, or 7%, to $14.1 million. During 2008, corporate payroll expenses decreased by $950,000 compared to 2007, due primarily to a decrease in incentive-based compensation. Corporate and administrative expenses included non-cash stock-based compensation expense during the years ended 2008 and 2007 of $1.5 million and $1.2 million, respectively.

Depreciation

Depreciation of property and equipment totaled $34.6 million and $38.6 million for 2008 and 2007, respectively. The decrease in depreciation was the result of a large proportion of our stations’ equipment, which was acquired in 2002, becoming fully depreciated.

Amortization of intangible assets

Amortization of intangible assets was $0.8 million for each of 2008 and 2007. Amortization expense remained consistent to that of the prior year as a result of no acquisitions or disposals of definite-lived intangible assets in 2008.

Impairment of goodwill and broadcast licenses

During 2008, we recorded a non-cash impairment expense of $338.7 million resulting from a write-down of $98.6 million in the carrying value of our goodwill and a write down of $240.1 million in the carrying value of our broadcast licenses. The write-down of our goodwill and broadcast licenses related to seven stations and 23 stations, respectively. We tested our unamortized intangible assets for impairment at December 31, 2008. As of the testing date, we believe events had occurred and circumstances changed that more likely than not reduce the fair value of our broadcast licenses and goodwill below their carrying amounts. These events, which accelerated in the fourth quarter of 2008, included: (i) the continued decline of the price of our common stock and Class A common stock; (ii) the decline in the current selling prices of television stations; (iii) the decline in local and national advertising revenues excluding political advertising revenue; and (iv) the decline in the operating profit margins of some of our stations.

Interest expense

Interest expense decreased $13.1 million, or 20%, to $54.1 million for 2008 compared to 2007. This decrease was primarily attributable to lower average principal balances in 2008 compared to 2007 and lower average interest rates. The total average principal balance was $868.3 million and $913.0 million for 2008 and 2007, respectively. The average interest rates were 5.9% and 7.1% for 2008 and 2007, respectively. These average principal balances and interest rates were for the respective period and not the respective ending balance sheet dates. The average interest rates include the effects of our interest rate swap agreements.

Loss on Early Extinguishment of Debt

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

Income tax expense or benefit

The effective tax rate increased to 35.5% for 2008 from 35.1% for 2007. The effective tax rates differ from the statutory rate due to the following items:

	Year Ended December 31,
	2008	2007

Statutory federal income tax rate	35.0%	35.0%
State income taxes	3.7%	4.1%
Change in valuation allowance	0.1%	(1.2)%
Reserve for uncertain tax positions	(0.2)%	(2.8)%
Goodwill impairment	(3.0)%	0.0%
Other	(0.1)%	0.0%

Effective income tax rate	35.5%	35.1%

Liquidity and Capital Resources

General

The following tables present data that we believe is helpful in evaluating our liquidity and capital resources (in thousands):

	Year Ended December 31,
	2009	2008

Net cash provided by operating activities	$18,903	$73,675
Net cash used in investing activities	(17,531)	(16,340)
Net cash used in financing activities	(16,021)	(42,024)

(Decrease) increase in cash and cash equivalents	$(14,649)	$15,311

	December 31,
	2009	2008

Cash and cash equivalents	$16,000	$30,649
Long-term debt including current portion	$791,809	$800,380
Long-term accrued facility fee	$18,307	$—
Preferred stock	$93,386	$92,183
Borrowing availability under our senior credit facility	$31,681	$12,262
Leverage ratio as defined under our senior credit facility:
Actual	8.42	7.14
Maximum allowed	8.75	7.25

Senior Credit Facility

Our senior credit facility consists of a revolving loan and a term loan. The amount outstanding under our senior credit facility as of December 31, 2009 and December 31, 2008 was $791.8 million and $800.4 million, respectively, comprised solely of the term loan. Under the revolving loan portion of our senior credit facility, the maximum available borrowing capacity was $50.0 million as of December 31, 2009. Of the maximum borrowing capacity available under our revolving loan, the amount that we can draw is limited by certain restrictive covenants, including our total net leverage ratio covenant. Based on such covenant, as of December 31, 2009 and December 31, 2008, we could have drawn $31.7 million and $12.3 million, respectively, of the $50.0 million maximum borrowing capacity under the revolving loan. Effective as of March 31, 2010, the maximum borrowing capacity available under the revolving loan was reduced to $40.0 million.

Under our revolving and term loans, we can choose to pay interest at an annual rate equal to the London Interbank Offered Rate (“LIBOR”) plus 3.5% or at the lenders’ base rate, generally equal to the lenders’ prime rate, plus 2.5%. This interest is payable in cash throughout the year.

In addition, effective as of March 31, 2009, we incur a facility fee at an annual rate of 3.0% on all principal balances outstanding under the revolving and term loans. For the period from March 31, 2009 until April 30, 2010, the annual facility fee for the revolving and term loans accrues and is payable on the respective revolving and term loan maturity dates. The revolving loan and term loan maturity dates are March 19, 2014 and December 31, 2014, respectively. For the period from April 30, 2010 until maturity of the senior credit facility, the annual facility fee will be payable in cash on a quarterly basis and the amount accrued through April 30, 2010 will bear interest at an annual rate of 6.5%, payable quarterly. As of December 31, 2009, our accrued facility fee of $18.3 million was classified as a long-term liability on our balance sheet. The accrued facility fee is included in determining the amount of total debt in calculating our total net leverage ratio covenant as defined in our senior credit facility.

The average interest rates on our total debt balance outstanding under the senior credit facility as of December 31, 2009 and 2008 were 6.8% and 4.8%, respectively. These rates are as of the period end and do not include the effects of our interest rate swap agreements. Including the effects of our interest rate swap agreements, the average interest rates on our total debt balances outstanding under the senior credit facility at December 31, 2009 and 2008 were 9.8% and 5.6%, respectively.

Also under our revolving loan, we pay a commitment fee on the average daily unused portion of the $50.0 million revolving loan. As of December 31, 2009 and 2008, the annual commitment fees were 0.5% and 0.4%, respectively.

Collateral and Restrictions

The collateral for our senior credit facility consists of substantially all of our and our subsidiaries’ assets. In addition, our subsidiaries are joint and several guarantors of the obligations and our ownership interests in our subsidiaries are pledged to collateralize the obligations. The senior credit facility contains affirmative and restrictive covenants. These covenants include but are not limited to (i) limitations on additional indebtedness, (ii) limitations on liens, (iii) limitations on amendments to our by-laws and articles of incorporation, (iv) limitations on mergers and the sale of assets, (v) limitations on guarantees, (vi) limitations on investments and acquisitions, (vii) limitations on the payment of dividends and the redemption of our capital stock, (vii) maintenance of a specified total net leverage ratio not to exceed certain maximum limits, (viii) limitations on related party transactions, (ix) limitations on the purchase of real estate, and (x) limitations on entering into multiemployer retirement plans, as well as other customary covenants for credit facilities of this type. As of December 31, 2009 and 2008, we were in compliance with all restrictive covenants as required by our senior credit facility.

We are a holding company with no material independent assets or operations, other than our investments in our subsidiaries. The aggregate assets, liabilities, earnings and equity of the subsidiary guarantors as defined in our senior credit facility are substantially equivalent to our assets, liabilities, earnings and equity on a consolidated basis. The subsidiary guarantors are, directly or indirectly, our wholly owned subsidiaries and the guarantees of the subsidiary guarantors are full, unconditional and joint and several. All of our current and future direct and indirect subsidiaries are and will be guarantors under the senior credit facility. Accordingly, separate financial statements and other disclosures of each of the subsidiary guarantors are not presented because we have no independent assets or operations, the guarantees are full and unconditional and joint and several and any of our subsidiaries other than the subsidiary guarantors are immaterial.

Amendments to Our Senior Credit Facility

Effective as of March 31, 2009, we amended our senior credit facility (the “2009 amendment”). The 2009 amendment included (i) an increase in the maximum total net leverage ratio covenant for the year ended December 31, 2009, (ii) a general increase in the restrictiveness of our remaining covenants and (iii) increased interest rates, as described below. In connection therewith, we incurred loan issuance costs of approximately $7.4 million, including legal and professional fees. These fees were funded from our existing cash balances. The 2009 amendment of our senior credit facility was determined to be significant and, as a result, we recorded a loss from early extinguishment of debt of $8.4 million.

Without the 2009 amendment, we would not have been in compliance with the total net leverage ratio covenant under the senior credit facility and such noncompliance would have caused a default under the agreement as of March 31, 2009. Such a default would have given the lenders thereunder certain rights, including the right to declare all amounts outstanding under our senior credit facility immediately due and payable or to foreclose on the assets securing such indebtedness. The 2009 amendment increased our annual cash interest rate by 2.0% and, beginning April 1, 2009, required the payment of a 3.0% annual facility fee.

As stated above, our senior credit facility requires us to maintain our total net leverage ratio below certain maximum amounts. Our actual total net leverage ratio and our maximum total net leverage ratio allowed under our senior credit facility for recent reporting periods was as follows:

	Leverage Ratio
		Maximum Allowed
		Agreement
		Giving Effect	Agreement
		to 2009	Pre-2009
	Actual	Amendment	Amendment

Leverage ratios under our senior credit facility as of:
December 31, 2008	7.14	NA	7.25
March 31, 2009	7.48	8.00	7.25
June 30, 2009	7.98	8.25	7.25
September 30, 2009	8.22	8.50	7.25
December 31, 2009	8.42	8.75	7.00

Assuming we maintain compliance with the financial and other covenants in our senior credit facility, including the total net leverage ratio covenant, we believe that our current cash balance, cash flows from operations and any available funds under the revolving credit line of our senior credit facility will be adequate to provide for our capital expenditures, debt service and working capital requirements through December 31, 2010.

Compliance with our total net leverage ratio covenant depends on a number of factors, including the interrelationship of our ability to reduce our outstanding debt and/or the results of our operations. The continuing general economic recession, including the significant decline in advertising by the automotive industry, adversely impacted our ability to generate cash from operations during 2009. Based upon certain internal financial projections, we did not believe that we would be in compliance with our total net leverage ratio as of March 31, 2010 unless we further amended the terms of our senior credit facility. As a result, we requested and obtained such an amendment of our senior credit facility on March 31, 2010.

Effective March 31, 2010, we amended our senior credit facility which, among other things, increased the maximum amount of the total net leverage ratio covenant thereunder through March 31, 2011, and reduced the maximum availability under the revolving loan to $40.0 million.

Based upon our internal financial projections as of the date of filing this Annual Report and the amended terms of our senior credit facility, we believe that we will be in compliance with all covenants required by our amended senior credit facility as of March 31, 2010. The March 2010 amendment also imposed an additional fee, equal to 2.0% per annum, payable quarterly, in arrears, until such time as we complete an offering of capital stock or certain debt securities that results in the repayment of not less than $200.0 million of the term loan outstanding under our senior credit facility. That fee would be eliminated upon such a repayment of amounts under the term loan. In addition, upon completion of a financing that results in the repayment of at least $200.0 million of our term loan, we would achieve additional flexibility under various covenants in our senior credit facility. The use of proceeds from any issuance of additional securities will generally be limited to the repayment of amounts outstanding under our term loan and, in certain circumstances, to the repurchase of outstanding shares of our Series D Perpetual Preferred Stock. There can be no assurance that we will be able to complete such a capital raising transaction, or to repurchase any of our preferred stock, at times and on terms acceptable to us, or at all. If we are unable to complete such a financing and repayment of amounts under our term loan, we would continue to incur increased fees under our senior credit facility and to be subject to the stricter limits contained in our existing financial covenants. For additional details regarding the March 2010 amendment to our senior credit facility, see Note 14. “Subsequent Event — Long-term Debt Amendment” to our audited financial statements included elsewhere herein.

For further information concerning our senior credit facility, see Note 3. “Long-term Debt and Accrued Facility Fee” to our audited financial statements included elsewhere herein. For estimates of future principal and interest payments under our senior credit facility, see “Tabular Disclosure of Contractual Obligations as of

December 31, 2009” included elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Series D Perpetual Preferred Stock

On June 26, 2008 and July 15, 2008, we issued 750 shares and 250 shares, respectively, of our Series D Perpetual Preferred Stock, no par value. We used the majority of the net proceeds of these issuances to reduce our outstanding debt balance by $88.0 million during 2008.

As of December 31, 2009 and 2008, we had 1,000 shares of Series D Perpetual Preferred Stock outstanding. The Series D Perpetual Preferred Stock has a liquidation value of $100,000 per share for a total liquidation value of $100.0 million as of December 31, 2009 and 2008. Our accrued Series D Perpetual Preferred Stock dividend balances as of December 31, 2009 and 2008 were $18.9 million and $3.0 million, respectively.

We made our most recent Series D Perpetual Preferred Stock cash dividend payment on October 15, 2008, for dividends earned through September 30, 2008. We have deferred the cash payment of our preferred stock dividends earned thereon since October 1, 2008. When three consecutive cash dividend payments with respect to the Series D Perpetual Preferred Stock remain unfunded, the dividend rate increases from 15.0% per annum to 17.0% per annum. Thus, our Series D Perpetual Preferred Stock dividend began accruing at 17.0% per annum on July 16, 2009 and will accrue at that rate as long as at least three consecutive cash dividend payments remain unfunded. Our Series D Perpetual Preferred Stock dividend rate was 15.0% per annum from December 31, 2008 through July 16, 2009. Prior to December 31, 2008, our Series D Perpetual Preferred Stock dividend rate was 12% per annum.

While any Series D Perpetual Preferred Stock dividend payments are in arrears, we are prohibited from repurchasing, declaring and/or paying any cash dividend with respect to any equity securities having liquidation preferences equivalent to or junior in ranking to the liquidation preferences of the Series D Perpetual Preferred Stock, including our common stock and Class A common stock. We can provide no assurances as to when any future cash payments will be made on any accumulated and unpaid Series D Perpetual Preferred Stock cash dividends presently in arrears or that become in arrears in the future. The Series D Perpetual Preferred Stock has no mandatory redemption date but may be redeemed at the stockholders’ option on or after June 30, 2015. We deferred cash dividends on our Series D Perpetual Preferred Stock and correspondingly suspended cash dividends on our common and Class A common stock to reallocate cash resources and support our ability to pay increased interest costs and fees associated with our senior credit facility.

See Note 7. “Preferred Stock” of our audited consolidated financial statements included elsewhere herein for further information concerning the Series D Perpetual Preferred Stock.

Income Taxes

We file a consolidated federal income tax return and such state or local tax returns as are required. Although we may earn taxable operating income in future years, as of December 31, 2009, we anticipate that through the use of our available loss carryforwards we will not pay significant amounts of federal income taxes in the next several years. However, we estimate that we will pay state income taxes in certain states over the next several years.

Net Cash Provided By (Used In) Operating, Investing and Financing Activities

Net cash provided by operating activities decreased $54.8 million to $18.9 million for 2009 compared to net cash provided of $73.7 million for 2008. The decrease in cash provided by operations was due primarily to several factors, including: (i) a decrease in revenues of $56.8 million and (ii) a decrease from a net change in current operating assets and liabilities of $10.9 million partially offset by a decrease in broadcast expenses of $12.0 million.

Net cash used in investing activities increased $1.2 million to $17.5 million for 2009 compared to $16.3 million for 2008. The increase in cash used in investing activities was largely due to increases in capital expenditures for 2009 of $2.8 million.

Net cash used in financing activities decreased $26.0 million to $16.0 million for 2009 compared to $42.0 million for 2008. In 2008, we issued our Series D Perpetual Preferred Stock and used the proceeds of that issuance along with cash generated from operations to repay a portion of our long-term debt balance. Also, we paid $8.8 million of dividends in 2008. During 2009, we repaid $8.6 million of our long-term debt balance, paid $7.5 million in fees associated with our long-term debt refinancing and suspended the payment of all dividends.

Retirement Plan

We have three defined benefit pension plans. Two of these plans were assumed by us as a result of our acquisitions and are frozen plans. Our active defined benefit pension plan, which we consider to be our primary pension plan, covers substantially all our full-time employees. Retirement benefits under such plan are based on years of service and the employees’ highest average compensation for five consecutive years during the last ten years of employment. Our funding policy is consistent with the funding requirements of existing federal laws and regulations under the Employee Retirement Income Security Act of 1974.

A discount rate is selected annually to measure the present value of the benefit obligations. In determining the selection of a discount rate, we estimated the timing and amounts of expected future benefit payments and applied a yield curve developed to reflect yields available on high-quality bonds. The yield curve is based on an externally published index specifically designed to meet the criteria of generally accepted accounting principles in the United States of America (“U.S. GAAP”). The discount rate selected for determining benefit obligations as of December 31, 2009 was 6.27% which reflects the results of this yield curve analysis. The discount rate used for determining benefit obligations as of December 31, 2008 was 5.79%. Our assumption regarding expected return on plan assets reflects asset allocations, investment strategy and the views of investment managers, as well as historical experience. We use an assumed return of 7.00% for our assets invested in our active pension plan. Actual asset returns for this plan increased in value 14.85% in 2009 and decreased in value of 25.28% in 2008. Other significant assumptions include inflation, salary growth, retirement rates and mortality rates. Our inflation assumption is based on an evaluation of external market indicators. The salary growth assumptions reflect our long-term actual experience, the near-term outlook and assumed inflation. Compensation increases over the latest five-year period have been in line with assumptions. Retirement and mortality rates are based on actual plan experience.

During 2009 and 2008, we contributed $3.5 million and $2.9 million, respectively, to all three of our pension plans and we anticipate making an aggregate contribution of $4.5 million to such plans in 2010.

See Note 10. “Retirement Plans” of our audited consolidated financial statements included elsewhere herein for further information concerning the retirement plans.

Capital Expenditures

Capital expenditures for the years ended December 31, 2009 and 2008 were $17.8 million and $15.0 million, respectively. The year ended December 31, 2009 included, in part, capital expenditures relating to the conversion of analog broadcasts to digital broadcasts upon the final cessation of analog transmissions, while the year ended December 31, 2008 did not contain comparable projects. We expect that our capital expenditures will be approximately $15.0 million in the year ending December 31, 2010. Our senior credit facility limits our capital expenditures to not more than $15.0 million for the year ending December 31 2010. We expect to fund future capital expenditures with cash from operations and borrowings under our senior credit facility.

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

Obligation to UK

On October 12, 2004, the University of Kentucky (“UK”) jointly awarded a sports marketing agreement to a subsidiary of IMG Worldwide, Inc. (“IMG”) and us (the “UK Agreement”). The UK Agreement commenced on April 16, 2005 and has an initial term of seven years, with the option to extend for three additional years.

On July 1, 2006, the terms between IMG and us concerning the UK Agreement were amended. The amended agreement provides that we will share in profits in excess of certain amounts specified by the agreement, if any, but not losses. The agreement also provides that we will separately retain all local broadcast advertising revenue and pay all local broadcast expenses for activities under the agreement. Under the amended agreement, IMG agreed to make all license fee payments to UK. However, if IMG is unable to pay the license fee to UK, we will then pay the unpaid portion of the license fee to UK. As of December 31, 2009, the aggregate license fees to be paid by IMG to UK over the remaining portion of the full ten-year term (including optional three additional years) for the agreement is approximately $45.4 million. If we make advances on behalf of IMG, IMG will then reimburse us for the amount paid within 60 days after the close of each contract year which ends on June 30th. IMG has also agreed to pay interest on any advance at a rate equal to the prime rate. During the years ended December 31, 2009 and 2008, we have not advanced any amounts to UK on behalf of IMG under this agreement.

Tabular Disclosure of Contractual Obligations as of December 31, 2009

The following table aggregates our material expected contractual obligations and commitments as of December 31, 2009 (in thousands):

	Payment Due by Period
		Less than			More than
		1 Year	1-3 Years	3-5 Years	5 Years
Contractual Obligations	Total	2010	2011-2012	2013-2014	after 2014

Contractual obligations recorded in our balance sheet as of December 31 2009:
Long-term debt obligations(1)	$791,809	$8,080	$16,160	$767,569	$—
Long-term accrued facility fee(2)	18,307	—	—	18,307	—
Dividends currently accrued(3)	18,917	—	—	—	18,917
Programming obligations currently accrued(4)	16,802	15,271	1,241	290	—
Interest rate swap agreements(5)	6,344	6,344	—	—	—
Acquisition-related liabilities(6)	1,790	863	834	93	—
Off-balance sheet arrangements as of December 31 2009:
Cash interest on long-term debt obligations(7)	261,169	53,568	104,939	102,662	—
Cash interest on long-term accrued facility fee(8)	8,189	1,136	3,487	3,566	—
Operating lease obligations(9)	8,119	1,321	1,780	1,231	3,787
Dividends not currently accrued(10)	85,000	17,000	34,000	34,000	unknown
Purchase obligations not currently accrued(11)	832	832	—	—	—
Programming obligations not currently accrued(12)	22,304	4,502	16,526	1,257	19
Obligation to UK(13)	45,426	7,763	15,963	17,200	4,500

Total	$1,285,008	$116,680	$194,930	$946,175	$27,223

(1)	“Long-term debt obligations” represent current and all future payment principal obligations under our senior credit facility. These amounts are recorded as liabilities as of the current balance sheet date. As of December 31, 2009, the interest rate on the balance outstanding under the senior credit facility, excluding effects of interest rate swap agreements, was 6.8%.

(2)	“Long-term accrued facility fee” represents a facility fee accrued as of December 31, 2009 under our senior credit facility at a rate of 3% per annum and payable in subsequent periods.

(3)	“Dividends currently accrued” represent Series D Perpetual Preferred Stock dividends accrued as of December 31, 2009 and payable in subsequent periods.

(4)	“Programming obligations currently accrued” represent obligations for syndicated television programming whose license period has begun and the product is available. These amounts are recorded as liabilities as of the current balance sheet date.

(5)	“Interest rate swap agreements” represent certain contracts that allow us to fix the interest rate on a portion of our long-term debt balance. We have estimated obligations associated with these contracts. Although the fair value of these contracts can fluctuate significantly based on market interest rates, the amounts in the table are estimated settlement amounts. These amounts are recorded as liabilities as of the current balance sheet date.

(6)	“Acquisition related liabilities” represent certain obligations associated with acquisitions of television stations that were completed in prior years. These amounts are recorded as liabilities as of the current balance sheet date.

(7)	“Cash interest on long-term debt obligations” includes estimated interest expense on long-term debt obligations based upon the average debt balances expected in the future and computed using an interest rate of 6.8%. This was the interest rate on the balance outstanding under the senior credit facility, excluding the effects of our interest rate swap agreements, as of December 31, 2009. Our senior credit facility will mature on December 31, 2014.

(8)	“Cash interest on long-term accrued facility fee” represents estimated interest expense on the accrued facility fee obligation under our senior credit facility. Effective as of March 31, 2009, we incur a facility fee equal to 3.0% per annum on the outstanding revolving and term loans thereunder. From March 31, 2009 through April 30, 2010, this fee accrues and becomes payable on the respective maturity dates of those loans (March 19, 2014 and December 31, 2014, respectively). From April 30, 2010 until the maturity dates under the senior credit facility, such accrued amounts bear interest at 6.5% per year. These interest payments are included in this item as “cash interest on long-term accrued facility fee.” From April 30, 2010 until the maturity dates under our senior credit facility, the fee will be payable in cash on a quarterly basis. This portion of the fee is included in the estimate of “Cash interest on long-term debt obligations” above.

(9)	“Operating lease obligations” represent payment obligations under non-cancelable lease agreements classified as operating leases. These amounts are not recorded as liabilities as of the current balance sheet date.

(10)	“Dividends not currently accrued” represent Series D Perpetual Preferred Stock dividends for future periods and assumes that the $100 million of Series D Perpetual Preferred Stock remains outstanding in future periods with a dividend rate of 17%. For the column headed “More than 5 years, after 2014,” we cannot estimate a dividend amount; due to the perpetual nature of our Series D Perpetual Preferred Stock and its holders’ having the right to request that we repurchase such Stock on or after June 30, 2015.

(11)	“Purchase obligations not currently accrued” generally represent payment obligations for equipment. It is our policy to accrue for these obligations when the equipment is received and the vendor has completed the work required by the purchase agreement. These amounts are not recorded as liabilities as of the current balance sheet date because we had not yet received the equipment.

(12)	“Programming obligations not currently accrued” represent obligations for syndicated television programming whose license period has not yet begun or the product is not yet available. These amounts are not recorded as liabilities as of the current balance sheet date.

(13)	“Obligation to UK” represents total obligations, excluding any potential revenues, under the UK Agreement. These amounts are not recorded as liabilities as of the current balance sheet date. See “Off-Balance Sheet Arrangements” immediately preceding this table for additional information concerning this obligation.

Estimates of the amount, timing and future funding obligations under our pension plans include assumptions concerning, among other things, actual and projected market performance of plan assets, investment yields, statutory requirements and demographic data for pension plan participants. Pension plan funding estimates are therefore not included in the table above because the timing and amounts of funding obligations for all future periods cannot be reasonably determined. We expect to contribute approximately $4.5 million in total to our active pension plan and the acquired pension plans during 2010.

Inflation

The impact of inflation on operations has not been significant to date. However, there can be no assurance that a high rate of inflation in the future would not have an adverse effect on operating results, particularly since a significant portion of our senior bank debt is comprised of variable-rate debt.

Other

We are a holding company with no material independent assets or operations, other than our investment in our subsidiaries. The aggregate assets, liabilities, earnings and equity of the Subsidiary Guarantors are substantially equivalent to our assets, liabilities, earnings and equity on a consolidated basis. The Subsidiary Guarantors (as defined in our senior credit facility) are, directly or indirectly, our wholly owned subsidiaries and the guarantees of the Subsidiary Guarantors are full, unconditional and joint and several. All of our current and future direct and indirect subsidiaries are Subsidiary Guarantors. Accordingly, separate financial statements and other disclosures of each of the Subsidiary Guarantors are not presented because we have no independent assets or operations, the guarantees are full and unconditional and joint and several.

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

Annual Impairment Testing of Broadcast Licenses and Goodwill

Our annual impairment testing of broadcast licenses and goodwill for each individual television station requires an estimation of the fair value of each broadcast license and the fair value of the entire television station which we consider a reporting unit. Such estimations generally rely on analyses of public and private comparative sales data as well as discounted cash flow analyses that inherently require multiple assumptions relating to the future prospects of each individual television station including, but not limited to: (i) expected long-term market growth characteristics, (ii) estimations regarding a station’s future expected viewing audience, (iii) station revenue shares within a market, (iv) future expected operating expenses, (v) costs of capital and (vi) appropriate discount rates. We believe that the assumptions we utilize in analyzing potential impairment of broadcast licenses and/or goodwill for each of our television stations are reasonable individually and in the aggregate. However, these assumptions are highly subjective and changes in any one assumption, or a combination of assumptions, could produce significant differences in the calculated outcomes.

To estimate the fair value of our reporting units, we utilize a discounted cash flow model supported by a market multiple approach. We believe that a discounted cash flow analysis is the most appropriate methodology to test the recorded value of long-term assets with a demonstrated long-lived/enduring franchise value. We believe the results of the discounted cash flow and market multiple approaches provide reasonable estimates of the fair value of our reporting units because these approaches are based on our actual results and reasonable estimates of future performance, and also take into consideration a number of other factors deemed relevant by us, including but not limited to, expected future market revenue growth, market revenue shares and operating profit margins. We have consistently used these approaches in determining the fair value of our goodwill. We also consider a market multiple valuation method to corroborate our discounted cash flow analysis. We believe that this methodology is consistent with the approach that any strategic market participant would utilize if they were to value one of our television stations.

As of December 31, 2009, the recorded value of our broadcast licenses and goodwill was approximately $819.0 million and $170.5 million, respectively. As of December 31, 2008, the recorded value of our broadcast licenses and goodwill was approximately $819.0 million and $170.5 million, respectively.

As of December 31, 2008, we recorded a non-cash impairment expense of $338.7 million resulting from a write-down of $98.6 million in the recorded value of our goodwill at seven of our stations and a write-down of $240.1 million in the recorded value of our broadcast licenses at 23 of our stations. We did not record an impairment expense related to our broadcast licenses or goodwill during 2009 or 2007. Neither of these asset types are amortized; however, they are both subject to impairment testing.

Prior to January 1, 2002, acquired broadcast licenses were valued at the date of acquisition using a residual method. The recorded value of these broadcast licenses as of December 31, 2009 and 2008 was approximately $341.0 million. The impairment charge recorded as of December 31, 2008 for these broadcast licenses approximated $129.6 million. After December 31, 2001, acquired broadcast licenses were valued at the date of acquisition using an income method that assumes an initial hypothetical start-up operation. This change in methodology was due to a change in accounting requirements. The book value of these broadcast licenses as of December 31, 2009 and 2008 was approximately $478.0 million. The impairment expense recorded as of December 31, 2008 for these broadcast licenses approximated $110.5 million. Regardless of whether we initially recorded the value of our broadcast licenses using the residual or the income method, for purposes of testing for potential impairment we use the income method to estimate the fair value of our broadcast licenses.

We test for impairment of broadcast licenses and goodwill on an annual basis on the last day of each fiscal year. However, we will test for impairment during any reporting period if certain triggering events occur. The two most recent impairment testing dates were as of December 31, 2009 and 2008. A summary of the significant assumptions used in our impairment analyses of broadcast licenses and goodwill as of December 31, 2009 and 2008 is presented below. Following the summary of assumptions is a sensitivity analysis of those assumptions as of December 31, 2009. Our reporting units, allocations of our broadcast licenses and goodwill and our methodologies were consistent as of both testing dates.

Summary

	As of December 31,
	2009	2008
	(Dollars in millions)

Pre-tax impairment charge:
Broadcast licenses	$—	$240.1
Goodwill	$—	$98.6
Significant assumptions:
Forecast period	10 years	10 years
Increase or (decrease) in market advertising revenue for projection year 1 compared to latest historical period(1)	(4.4)% to 8.9%	(15.8)% to (2.3)%
Positive or (negative) advertising revenue compound growth rate for forecast period	(0.3)% to 3.7%	1.1% to 3.4%
Operating cash flow margin:
Broadcast licenses	8.3% to 50.0%	11.0% to 50.0%
Goodwill	11.1% to 50.0%	11.5% to 50.0%
Discount rate:
Broadcast licenses	9.50%	10.50%
Goodwill	10.50%	11.50%

(1)	Depending on whether the first year of the respective projection period is an even- or odd-numbered year, assumptions relating to market advertising growth rates can vary significantly from year to year reflecting the significant cyclical impact of political advertising in even-numbered years. The fiscal 2009 analysis generally anticipated an increase in revenues for fiscal 2010. As a result, overall future projected revenue growth rates thereafter were low given the high starting point of these projections. Conversely, since the fiscal 2008 analysis assumed cyclically low revenues for fiscal 2009, the subsequent projected growth rates were higher.

When estimating the fair value of our broadcast licenses and goodwill, we make assumptions regarding revenue growth rates, operating cash flow margins and discount rates. These assumptions require substantial judgment. Although we did not record an impairment charge for the year ended December 31, 2009, we may have recorded such an adjustment if we had changed certain assumptions. The following table contains a sensitivity analysis of these assumptions and a hypothetical impairment charge that would have resulted if our advertising revenue growth rate and our operating cash flow margin had been revised lower or if our discount rate had been revised higher. We also provide a hypothetical impairment charge assuming a 5% and 10% decrease in the fair value of our broadcast licenses and enterprise values.

	Hypothetical
	Impairment Charge
	As of December 31, 2009
	Broadcast
	License	Goodwill
	(In millions)

Hypothetical change:
A 100 basis point decrease in advertising revenue growth rate throughout the forecast period	$29.4	$3.9
A 100 basis point decrease in operating cash flow margin throughout the forecast period	$0.5	$—
A 100 basis point increase in the applicable discount rate	$29.9	$4.2
A 5% reduction in the fair value of broadcast licenses and enterprise values	$1.1	$—
A 10% reduction in the fair value of broadcast licenses and enterprise values	$6.8	$2.8

These hypothetical non-cash impairment charges would not have any direct impact on our liquidity, senior credit facility covenant compliance or future results of operations. Our historical operating results may not be indicative of our future operating results. Our future ten-year discounted cash flow analysis, which fundamentally supports our estimated fair values as of December 31, 2009, reflected certain assumptions relating to the expected impact of the current general economic recession and dislocation of the credit markets.

In addition, the change in macroeconomic factors impacting the credit markets caused us to decrease our assumed discount rate to 9.5% for valuing broadcast licenses and to 10.5% for valuing goodwill in 2009 as compared to the 10.5% discount rate used to value broadcast licenses and the 11.5% rate used to value goodwill in 2008. The discount rates used in our impairment analysis were based upon the after-tax rate determined using a weighted-average cost of capital calculation for media companies. In calculating the discount rates, we considered estimates of the long-term mean market return, industry beta, corporate borrowing rate, average industry debt to capital ratio, average industry equity capital ratio, risk free rate and the tax rate. We believe using a discount rate based on a weighted-average cost of capital calculation for media companies is appropriate because it would be reflective of rates active participants in the media industry would utilize in valuing broadcast licenses and/or broadcast enterprises.

Valuation of Network Affiliation Agreements

We believe that the value of a television station is derived primarily from the attributes of its broadcast license. These attributes have a significant impact on the audience for network programming in a local television market compared to the national viewing patterns of the same network programming.

Certain other broadcasting companies have valued network affiliations on the basis that it is the affiliation and not the other attributes of the station, including its broadcast license, that contributes to the operational performance of that station. As a result, we believe that these broadcasting companies allocate a significant portion of the purchase price for any station that they may acquire to the network affiliation relationship and include in their network affiliation valuation amounts related to attributes which we believe are more appropriately reflected in the value of the broadcast license or goodwill.

The methodology we used to value these stations was based on our evaluation of the broadcast licenses acquired and the characteristics of the markets in which they operated. Given our assumptions and the specific attributes of the stations we acquired from 2002 through December 31, 2009, we ascribed no incremental value to the incumbent network affiliation relationship in each market beyond the cost of negotiating a new agreement with another network and the value of any terms of the affiliation agreement that were more favorable or unfavorable than those generally prevailing in the market.

Some broadcast companies may use methods to value acquired network affiliations different than those that we use. These different methods may result in significant variances in the amount of purchase price allocated to these assets among broadcast companies.

If we were to assign higher values to all of our network affiliations and less value to our broadcast licenses or goodwill and if it is further assumed that such higher values of the network affiliations are definite-lived intangible assets, this reallocation of value might have a significant impact on our operating results. It should be noted that there is diversity of practice within the industry, and some broadcast companies have considered such network affiliation intangible assets to have a life ranging from 15 to 40 years depending on the specific assumptions utilized by those broadcast companies.

The following table reflects the hypothetical impact of the reassignment of value from broadcast licenses to network affiliations for all our prior acquisitions (the first acquisition being in 1994) and the resulting increase in amortization expense assuming a hypothetical 15-year amortization period as of our most recent impairment testing date of December 31, 2009 (in thousands, except per share data):

		Percentage of Total
		Value Reassigned to
		Network
	As	Affiliation Agreements
	Reported	50%	25%

Balance Sheet (As of December 31, 2009):
Broadcast licenses	$818,981	$262,598	$540,789
Other intangible assets, net (including network affiliation agreements)	1,316	185,347	93,332
Statement of Operations (For the year ended December 31, 2009):
Amortization of intangible assets	577	36,626	18,602
Operating income	43,079	7,030	25,054
Net loss	(23,047)	(45,037)	(34,042)
Net loss available to common stockholders	(40,166)	(62,156)	(51,161)
Net loss available to common stockholders, per share — basic and diluted	$(0.83)	$(1.28)	$(1.05)

In future acquisitions, the valuation of the network affiliations may differ from the values of previous acquisitions due to the different characteristics of each station and the market in which it operates.

Market Capitalization

When we test our broadcast licenses and goodwill for impairment, we also consider our market capitalization. During 2009, our market capitalization has increased from its 2008 lows. As of December 31, 2009, our market capitalization was less than our book value and it remains less than book value as of the date of this filing. We believe the decline in our stock price has been influenced, in part, by the current state of the national credit market and the national economic recession. We believe that it is appropriate to view the current state of credit markets and recession as relatively temporary in relation to reporting units that have demonstrated long-lived/enduring franchise value. Accordingly, we believe that a variance between market capitalization and fair value can exist and that difference could be significant at points in time due to intervening macroeconomic influences.

Income Taxes

We have approximately $285.3 million in federal operating loss carryforwards, which expire during the years 2020 through 2029. Additionally, we have an aggregate of approximately $328.6 million of various state operating loss carryforwards. We project to have taxable income in the carryforward periods. Therefore, we believe that it is more likely than not that the federal net operating loss carryforwards will be fully utilized.

A valuation allowance has been provided for a portion of the state net operating loss carryforwards. We believe that it will not meet the more likely than not threshold in certain states due to the uncertainty of generating sufficient income. Therefore, the state valuation allowance at December 31, 2009 and 2008 was $6.2 million and $4.6 million, respectively. As of December 31, 2009 and 2008, a full valuation allowance of $264,000 and $261,000, respectively, has been provided for the capital loss carryforwards, as we believe that we will not meet the more likely than not threshold due to the uncertainty of generating sufficient capital gains in the carryforward period.

Recent Accounting Pronouncements

Various authoritative accounting organizations have issued accounting pronouncements that we will be required to adopt at a future date. Either (i) we have reviewed these pronouncements and concluded that their adoption will not have a material affect upon our liquidity or results of operations or (ii) we are continuing to evaluate the pronouncements. See Note 1. “Description of Business and Summary of Significant Accounting Policies” of our audited consolidated financial statements included elsewhere herein for further discussion of recent accounting principles.

Cautionary Statements for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21 E of the Securities Exchange Act of 1934. Forward-looking statements are all statements other than those of historical fact. When used in this Annual Report, the words “believes,” “expects,” “anticipates,” “estimates,” “will,” “may,” “should” and similar words and expressions are generally intended to identify forward-looking statements. Forward-looking statements also include, among other things, statements that describe our expectations regarding compliance with the covenants contained in our senior credit facility. Readers of this Annual Report are cautioned that any forward-looking statements, including those regarding the intent, belief or current expectations of our management, are not guarantees of future performance, results or events and involve risks and uncertainties, and that actual results and events may differ materially from those contained in the forward-looking statements as a result of various factors including, but not limited to, those listed in Item 1A. of this Annual Report and the other factors described from time to time in our SEC filings. The forward-looking statements included in this Annual Report are made only as of the date hereof. We undertake no obligation to update such forward-looking statements to reflect subsequent events or circumstances.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Based on our floating rate debt outstanding at December 31, 2009, a 100 basis point increase in market interest rates would have increased our interest expense and decreased our income before income taxes for the year 2009 by approximately $3.3 million. Similarly, based on our floating rate debt outstanding at December 31, 2009, a 100 basis point decrease in market interest rates would have decreased our interest expense and increased our income before income taxes for the year 2009 by approximately $3.3 million.

The carrying amount of our long-term debt, including the current portion and long-term accrued facility fee, was $810.1 million and $800.4 million, respectively, and the fair value was $704.8 million and $312.1 million, respectively as of December 31, 2009 and 2008. Fair value of our long-term debt, including the current portion and long-term accrued facility fee, is based on estimates provided by third party financial professionals as of December 31, 2009 and 2008. Management believes that these estimated fair values as of December 31, 2009 and 2008 were not an accurate indicator of fair value, given that (i) our debt has a relatively limited number of market participants, relatively infrequent market trading and generally small dollar volume of actual trades and (ii) management believes there continues to exist a general disruption of the financial markets. Based upon consideration of alternate valuation methodologies, including our historic and projected future cash flows, as well as historic private trading valuations of television stations and/or television companies, we believe that the estimated fair value of our long-term debt would more closely approximate the recorded book value of the debt as of December 31, 2009 and 2008, respectively.

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

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our acquisitions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the consolidated financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of our annual consolidated financial statements, management has undertaken an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2009.

The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by McGladrey & Pullen, LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Gray Television, Inc.

We have audited the accompanying consolidated balance sheets of Gray Television, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in Item 15(a). We also have audited Gray Television, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Gray Television, Inc.’s management is responsible for these financial statements, the financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements, the financial statement schedule and an opinion on the company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gray Television, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole; presents fairly in all material respects the information set forth therein. Further in our opinion Gray Television, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission .

As discussed in Note 9 to the consolidated financial statements, in 2007 the company changed its method of accounting for uncertainty in income taxes.

/s/  McGladrey & Pullen, LLP

Ft. Lauderdale, Florida
April 6, 2010

GRAY TELEVISION, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
	(In thousands)

Assets:
Current assets:
Cash	$16,000	$30,649
Accounts receivable, less allowance for doubtful accounts of $1,092 and $1,543, respectively	57,179	54,685
Current portion of program broadcast rights, net	10,220	10,092
Deferred tax asset	1,597	1,830
Marketable securities	—	1,384
Prepaid and other current assets	1,788	3,167

Total current assets	86,784	101,807
Property and equipment, net	148,092	162,903
Deferred loan costs, net	1,619	2,850
Broadcast licenses	818,981	818,981
Goodwill	170,522	170,522
Other intangible assets, net	1,316	1,893
Investment in broadcasting company	13,599	13,599
Other	4,826	5,710

Total assets	$1,245,739	$1,278,265

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$6,047	$11,515
Employee compensation and benefits	9,675	9,603
Accrued interest	13,531	9,877
Other accrued expenses	4,814	9,128
Interest rate hedge derivatives	6,344	—
Dividends payable	—	3,000
Federal and state income taxes	4,206	4,374
Current portion of program broadcast obligations	15,271	15,236
Acquisition related liabilities	863	980
Deferred revenue	6,241	10,364
Current portion of long-term debt	8,080	8,085

Total current liabilities	75,072	82,162
Long-term debt, less current portion	783,729	792,295
Long-term accrued facility fee	18,307	—
Program broadcast obligations, less current portion	1,531	1,534
Deferred income taxes	142,204	143,975
Long-term deferred revenue	2,638	3,310
Long-term accrued dividends	18,917	—
Accrued pension costs	13,969	18,782
Interest rate hedge derivatives	—	24,611
Other	2,366	2,306

Total liabilities	1,058,733	1,068,975

Commitments and contingencies (Note 11)
Preferred stock, no par value; cumulative; redeemable; designated 1.00 shares, issued and outstanding 1.00 shares, ($100,000 aggregate liquidation value)	93,386	92,183

Stockholders’ equity:
Common stock, no par value; authorized 100,000 shares, issued 47,530 shares and 47,179 shares, respectively	453,824	452,289
Class A common stock, no par value; authorized 15,000 shares, issued 7,332 shares	15,321	15,321
Accumulated deficit	(303,698)	(263,532)
Accumulated other comprehensive loss, net of income tax benefit	(9,314)	(24,458)

	156,133	179,620
Treasury stock at cost, common stock, 4,655 shares	(40,115)	(40,115)
Treasury stock at cost, Class A common stock, 1,579 shares	(22,398)	(22,398)

Total stockholders’ equity	93,620	117,107

Total liabilities and stockholders’ equity	$1,245,739	$1,278,265

See accompanying notes.

GRAY TELEVISION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2009	2008	2007
	(In thousands, except for per share data)

Revenues (less agency commissions)	$270,374	$327,176	$307,288
Operating expenses before depreciation, amortization, impairment, and gain on disposal of assets, net
Broadcast	187,583	199,572	199,687
Corporate and administrative	14,168	14,097	15,090
Depreciation	32,595	34,561	38,558
Amortization of intangible assets	577	792	825
Impairment of goodwill and broadcast licenses	—	338,681	—
Gain on disposals of assets, net	(7,628)	(1,632)	(248)

Operating expenses	227,295	586,071	253,912

Operating income (loss)	43,079	(258,895)	53,376
Other income (expense):
Miscellaneous income (expense), net	54	(53)	972
Interest expense	(69,088)	(54,079)	(67,189)
Loss from early extinguishment of debt	(8,352)	—	(22,853)

Loss before income taxes	(34,307)	(313,027)	(35,694)
Income tax benefit	(11,260)	(111,011)	(12,543)

Net loss	(23,047)	(202,016)	(23,151)
Preferred dividends (includes accretion of issuance cost of $1,202, $576 and $439, respectively)	17,119	6,593	1,626

Net loss available to common stockholders	$(40,166)	$(208,609)	$(24,777)

Basic and diluted per share information:
Net loss available to common stockholders	$(0.83)	$(4.32)	$(0.52)

Weighted average shares outstanding	48,510	48,302	47,788

Dividends declared per share	$—	$0.09	$0.12

See accompanying notes.

GRAY TELEVISION, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

										Accumulated
	Class A					Class A		Common		Other
	Common Stock		Common Stock		Accumulated	Treasury Stock		Treasury Stock		Comprehensive
	Shares	Amount	Shares	Amount	Deficit	Shares	Amount	Shares	Amount	Income (Loss)	Total
	(In thousands, except for number of shares)

Balance at December 31, 2006	7,331,574	$15,321	45,690,633	$443,698	$(20,026)	(1,578,554)	$(22,398)	(3,123,750)	$(34,412)	$(2,429)	$379,754
Net loss	—	—	—	—	(23,151)	—	—	—	—	—	—
Loss on derivatives, net of
income tax	—	—	—	—	—	—	—	—	—	(10,754)	—
Adjustment to pension liability, net of income tax	—	—	—	—	—	—	—	—	—	136	—
Comprehensive loss	—	—	—	—	—	—	—	—	—	—	(33,769)
Common stock cash dividends ($0.12) per share	—	—	—	—	(5,757)	—	—	—	—	—	(5,757)
Preferred stock dividends (including accretion of original issuance costs)	—	—	—	—	(1,626)	—	—	—	—	—	(1,626)
Issuance of common stock:
401(k) plan	—	—	264,419	2,242	—	—	—	—	—	—	2,242
Non-qualified stock plan	—	—	163,295	1,271	—	—	—	—	—	—	1,271
Directors’ restricted stock plan	—	—	55,000	—	—	—	—	—	—	—	—
Repurchase of common stock	—	—	—	—	—	—	—	(647,800)	(5,518)	—	(5,518)
Share-based compensation	—	—	—	1,248	—	—	—	—	—	—	1,248

Balance at December 31, 2007	7,331,574	$15,321	46,173,347	$448,459	$(50,560)	(1,578,554)	$(22,398)	(3,771,550)	$(39,930)	$(13,047)	$337,845

See accompanying notes.

GRAY TELEVISION, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME — (Continued)

										Accumulated
	Class A					Class A		Common		Other
	Common Stock		Common Stock		Accumulated	Treasury Stock		Treasury Stock		Comprehensive
	Shares	Amount	Shares	Amount	Deficit	Shares	Amount	Shares	Amount	Income (Loss)	Total
	(In thousands, except for number of shares)

Balance at December 31, 2007	7,331,574	$15,321	46,173,347	$448,459	$(50,560)	(1,578,554)	$(22,398)	(3,771,550)	$(39,930)	$(13,047)	$337,845
Net loss	—	—	—	—	(202,016)	—	—	—	—	—	—
Loss on derivatives, net of
income tax	—	—	—	—	—	—	—	—	—	(4,262)	—
Adjustment to pension liability, net of income tax	—	—	—	—	—	—	—	—	—	(7,149)	—
Comprehensive loss	—	—	—	—	—	—	—	—	—	—	(213,427)
Common stock cash dividends ($0.09) per share	—	—	—	—	(4,363)	—	—	—	—	—	(4,363)
Preferred stock dividends (including accretion of original issuance costs)	—	—	—	—	(6,593)	—	—	—	—	—	(6,593)
Issuance of common stock:
401(k) plan	—	—	950,601	2,380	—	—	—	—	—	—	2,380
Directors’ restricted stock plan	—	—	55,000	—	—	—	—	—	—	—	—
Repurchase of common stock	—	—	—	—	—	—	—	(883,200)	(185)	—	(185)
Share-based compensation	—	—	—	1,450	—	—	—	—	—	—	1,450

Balance at December 31, 2008	7,331,574	$15,321	47,178,948	$452,289	$(263,532)	(1,578,554)	$(22,398)	(4,654,750)	$(40,115)	$(24,458)	$117,107

See accompanying notes.

GRAY TELEVISION, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS — (Continued)

										Accumulated
	Class A					Class A		Common		Other
	Common Stock		Common Stock		Accumulated	Treasury Stock		Treasury Stock		Comprehensive
	Shares	Amount	Shares	Amount	Deficit	Shares	Amount	Shares	Amount	Income (Loss)	Total
	(In thousands, except for number of shares)

Balance at December 31, 2008	7,331,574	$15,321	47,178,948	$452,289	$(263,532)	(1,578,554)	$(22,398)	(4,654,750)	$(40,115)	$(24,458)	$117,107
Net loss	—	—	—	—	(23,047)	—	—	—	—	—	—
Gain on derivatives, net of income tax	—	—	—	—	—	—	—	—	—	11,143	—
Adjustment to pension liability, net of income tax	—	—	—	—	—	—	—	—	—	4,001	—
Comprehensive loss	—	—	—	—	—	—	—	—	—	—	(7,903)
Preferred stock dividends (including accretion of original issuance costs)	—	—	—	—	(17,119)	—	—	—	—	—	(17,119)
Issuance of common stock:
401(k) plan	—	—	350,554	147	—	—	—	—	—	—	147
Share-based compensation	—	—	—	1,388	—	—	—	—	—	—	1,388

Balance at December 31, 2009	7,331,574	$15,321	47,529,502	$453,824	$(303,698)	(1,578,554)	$(22,398)	(4,654,750)	$(40,115)	$(9,314)	$93,620

See accompanying notes.

GRAY TELEVISION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Operating activities
Net loss	$(23,047)	$(202,016)	$(23,151)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	32,595	34,561	38,558
Amortization of intangible assets	577	792	825
Amortization of deferred loan costs	329	475	967
Amortization of restricted stock awards	1,388	1,450	1,248
Loss from early extinguishment of debt	8,352	—	22,853
Accrual of long-term accrued facility fee	18,307	—	—
Impairment of goodwill and broadcast licenses	—	338,681	—
Amortization of program broadcast rights	15,130	16,070	15,194
Payments on program broadcast obligations	(15,287)	(13,968)	(14,101)
Common stock contributed to 401(K) Plan	147	2,380	2,242
Deferred revenue, network compensation	(617)	(604)	(300)
Deferred income taxes	(11,219)	(110,990)	(13,823)
Gain on disposals of assets, net	(7,628)	(1,632)	(248)
Payment for sports marketing agreement	—	—	(4,950)
Other	2,574	257	173
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(2,483)	8,385	(2,089)
Other current assets	3,208	3,387	(3,169)
Accounts payable	(4,238)	2,162	2,082
Employee compensation, benefits and pension costs	72	(2,017)	288
Accrued expenses	(2,288)	870	(374)
Accrued interest	3,654	(6,001)	5,047
Income taxes payable	(168)	(282)	1,141
Deferred revenue other, including current portion	(455)	1,715	(53)

Net cash provided by operating activities	18,903	73,675	28,360

Investing activities
Acquisition of television businesses and licenses, net of cash acquired	—	—	(92)
Purchases of property and equipment	(17,756)	(15,019)	(24,605)
Proceeds from asset sales	104	199	272
Equipment transactions related to spectrum reallocation, net	697	(766)	(211)
Payments on acquisition related liabilities	(805)	(779)	(1,012)
Other	229	25	(14)

Net cash used in investing activities	(17,531)	(16,340)	(25,662)

Financing activities
Proceeds from borrowings on long-term debt	—	16,000	392,500
Repayments of borrowings on long-term debt	(8,571)	(140,621)	(318,500)
Deferred and other loan costs	(7,450)	—	(16,255)
Dividends paid, net of accreted preferred stock dividend	—	(8,825)	(7,709)
Proceeds from issuance of common stock	—	—	1,271
Proceeds from issuance of preferred stock	—	91,607	—
Purchase of common stock	—	(185)	(5,518)
Redemption of preferred stock	—	—	(31,400)
Redemption and purchase of preferred stock from related party	—	—	(6,490)

Net cash (used in) provided by financing activities	(16,021)	(42,024)	7,899

Net (decrease) increase in cash and cash equivalents	(14,649)	15,311	10,597
Cash and cash equivalents at beginning of period	30,649	15,338	4,741

Cash and cash equivalents at end of period	$16,000	$30,649	$15,338

See accompanying notes.

GRAY TELEVISION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Summary of Significant Accounting Policies

Description of Business

Gray Television, Inc. is a television broadcast company headquartered in Atlanta, Georgia. We own 36 television stations serving 30 television markets. Seventeen of the stations are affiliated with CBS Inc. (“CBS”), ten are affiliated with the National Broadcasting Company, Inc. (“NBC”), eight are affiliated with the American Broadcasting Company (“ABC”), and one is affiliated with FOX Entertainment Group, Inc. (“FOX”). In addition to our primary channels that we broadcast from our television stations, we currently broadcast 39 digital second channels including one affiliated with ABC, four affiliated with FOX, seven affiliated with The CW Network, LLC (“CW”), 18 affiliated with Twentieth Television, Inc. (“MyNetworkTV” or “MyNet.”), two affiliated with Universal Sports Network or (“Univ.”) and seven local news/weather channels in certain of our existing markets. We created our digital second channels to better utilize our excess broadcast spectrum. The digital second channels are similar to our primary broadcast channels; however, our digital second channels are affiliated with networks different from those affiliated with our primary broadcast channels. Our operations consist of one reportable segment.

Principles of Consolidation

The consolidated financial statements include our accounts and the accounts of our subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Revenue Recognition

Broadcasting advertising revenue is generated primarily from the sale of television advertising time to local, national and political customers. Internet advertising revenue is generated from the sale of advertisements on our stations’ websites. Broadcast network compensation is generated by contractual payments to us from the broadcast networks. Retransmission consent revenue is generated by payments to us from cable and satellite distribution systems for their retransmission of our broadcasts. Advertising revenue is billed to the customer and recognized when the advertisement is broadcast or appears on our stations’ websites. Broadcast network compensation is recognized on a straight-line basis over the life of the contract. Retransmission consent revenue is recognized as earned over the life of the contract. Cash received which has not yet been recognized as revenue is presented as deferred revenue.

Barter Transactions

We account for trade barter transactions involving the exchange of tangible goods or services with our customers as revenue. The revenue is recorded at the time the advertisement is broadcast and the expense is recorded at the time the goods or services are used. The revenue and expense associated with these transactions are based on the fair value of the assets or services involved in the transaction. Trade barter revenue and expense recognized by us for each of the years ended December 31, 2009, 2008 and 2007 are as follows (amounts in thousands):

	Year Ended December 31,
	2009	2008	2007

Trade barter revenue	$1,289	$1,850	$2,256
Trade barter expense	(1,324)	(1,892)	(2,116)

Net trade barter (expense) income	$(35)	$(42)	$140

We do not account for barter revenue and related barter expense generated from network or syndicated programming as such amounts are not material. Furthermore, any such barter revenue recognized would then

GRAY TELEVISION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

require the recognition of an equal amount of barter expense. The recognition of these amounts would have no effect upon net income (loss).

Advertising Expense

We recorded advertising expense of $0.8 million, $1.3 million and $1.8 million for the years ended December 31, 2009, 2008 and 2007, respectively. In 2009 and 2008, advertising expense decreased as a result of general cost reduction initiatives. In 2007, advertising expense increased as a result of the acquisition of stations and the expansion of operations at existing stations through digital second channels. We expense all advertising expenditures.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Our actual results could materially differ from these estimated amounts. Our most significant estimates are used for our allowance for doubtful accounts in receivables, valuation of goodwill and intangible assets, amortization of program rights and intangible assets, stock-based compensation, pension costs, income taxes, employee medical insurance claims, useful lives of property and equipment, contingencies and litigation.

Allowance for Doubtful Accounts

We record a provision for doubtful accounts based on a percentage of receivables. We recorded expenses for this allowance of $0.9 million, $1.8 million and $1.0 million for the years ended December 31, 2009, 2008 and 2007, respectively. We write-off accounts receivable balances when we determine that they have become uncollectible.

Program Broadcast Rights

Rights to programs available for broadcast under program license agreements are initially recorded at the beginning of the license period for the amounts of total license fees payable under the license agreements and are charged to operating expense over the period that the episodes are broadcast. The portion of the unamortized balance expected to be charged to operating expense in the succeeding year is classified as a current asset, with the remainder classified as a non-current asset. The liability for the license fees payable under program license agreements is classified as current or long-term, in accordance with the payment terms of the various license agreements.

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

GRAY TELEVISION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

time of disposition, and any resulting profit or loss is reflected in income or expense for the period. The following table lists components of property and equipment by major category (in thousands):

	December 31,
	2009	2008

Property and equipment:
Land	$23,046	$22,452
Buildings and improvements	51,606	49,766
Equipment	291,682	296,013

	366,334	368,231
Accumulated depreciation	(218,242)	(205,328)

Total property and equipment, net	$148,092	$162,903

Deferred Loan Costs

Loan acquisition costs are amortized over the life of the applicable indebtedness using a straight-line method that approximates the effective interest method.

Asset Retirement Obligations

We own office equipment, broadcasting equipment, leasehold improvements and transmission towers, some of which are located on, or are housed in, leased property or facilities. At the conclusion of several of these leases we are legally obligated to dismantle, remove and otherwise properly dispose of and remediate the facility or property. We estimate our asset retirement obligation based upon the cash flows of the costs to be incurred and the net present value of those estimated amounts. The asset retirement obligation is recognized as a non-current liability and as a component of the cost of the related asset. Changes to our asset retirement obligation resulting from revisions to the timing or the amount of the original undiscounted cash flow estimates are recognized as an increase or decrease to the carrying amount of the asset retirement obligation and the related asset retirement cost capitalized as part of the related property, plant, or equipment. Changes in the asset retirement obligation resulting from accretion of the net present value of the estimated cash flows are recognized as operating expenses. We recognize depreciation expense of the capitalized cost over the estimated life of the lease. Our estimated obligations become due at varying times during the years 2010 through 2059. The liability recognized for our asset retirement obligations was approximately $465,000 and $507,000 as of December 31, 2009 and 2008, respectively. Related to our asset retirement obligations, we recorded a gain of $3,000 for the year ended December 31, 2009 and expenses of $28,000 and $0 for the years ended December 31, 2008 and 2007, respectively.

Concentration of Credit Risk

We provide advertising air-time to national and local advertisers within the geographic areas in which we operate. Credit is extended based on an evaluation of the customer’s financial condition, and generally advance payment is not required except for political advertising. Credit losses are provided for in the financial statements and consistently have been within our expectations that are based upon our prior experience.

For the year ended December 31, 2009, approximately 17% and 12% of our broadcast revenue was obtained from advertising sales to automotive and restaurant customers, respectively. We experienced similar industry-based concentrations of revenue in the years ended December 31, 2008 and 2007. Although our revenues can be affected by changes within these industries, we believe this risk is in part mitigated due to the fact that no one customer accounted for in excess of 5% of our revenue in any of these periods. Furthermore, our large geographic operating area partially mitigates the potential effect of regional economic changes.

GRAY TELEVISION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

However, during the years ended December 31, 2009 and 2008, our overall revenues have been negatively impacted by the economic recession, including the recession’s effect upon the automotive industry.

The majority of our cash is held by a major financial institution and we believe risk of loss is mitigated by the size and the financial health of the institution. Risk of loss has been further mitigated by the U.S. Government’s intervention in the banking system during the years ended December 31, 2009 and 2008.

Earnings Per Share

We compute basic earnings per share by dividing net income by the weighted-average number of common shares outstanding during the relevant period. The weighted-average number of common shares outstanding does not include unvested restricted shares. These shares, although classified as issued and outstanding, are considered contingently returnable until the restrictions lapse and are not to be included in the basic earnings per share calculation until the shares are vested. Diluted earnings per share is computed by giving effect to all dilutive potential common shares issuable, including restricted stock and stock options. The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	Year Ended December 31,
	2009	2008	2007

Weighted-average shares outstanding — basic	48,510	48,302	47,788
Stock options and restricted stock	—	—	—

Weighted-average shares outstanding — diluted	48,510	48,302	47,788

For periods in which we reported losses, all common stock equivalents are excluded from the computation of diluted earnings per share, since their inclusion would be antidilutive. Securities that could potentially dilute earnings per share in the future, but which were not included in the calculation of diluted earnings per share because their inclusion would have been antidilutive for the periods presented are as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007

Potentially dilutive securities outstanding at end of period:
Employee stock options	1,476	1,949	864
Unvested restricted stock	66	100	128

Total	1,542	2,049	992

Investment in Broadcasting Company

We have an investment in Sarkes Tarzian, Inc. (“Tarzian”) whose principal business is the ownership and operation of two television stations. The investment represents 33.5% of the total outstanding common stock of Tarzian (both in terms of the number of shares of common stock outstanding and in terms of voting rights), but such investment represents 73% of the equity of Tarzian for purposes of dividends, if paid, as well as distributions in the event of any liquidation, dissolution or other sale of Tarzian. This investment is accounted for under the cost method of accounting and reflected as a non-current asset. We have no commitment to fund operations of Tarzian and we have neither representation on Tarzian’s board of directors or any other influence over Tarzian’s management. We believe the cost method is appropriate to account for this investment given the existence of a single voting majority shareholder and our lack of management influence.

GRAY TELEVISION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Valuation of Broadcast Licenses, Goodwill and Other Intangible Assets

From January 1, 1994 through December 31, 2009, we acquired 33 television stations. We completed our most recent acquisition on March 3, 2006. Among the assets acquired in these transactions were broadcast licenses issued by the Federal Communications Commission, goodwill and other intangible assets.

For broadcast licenses acquired prior to January 1, 2002, we recorded their respective values using a residual method (analogous to “goodwill”) where the excess of the purchase price over the fair value of all identified tangible and intangible assets is attributed to the broadcast license. This residual basis approach will generally produce higher valuations of broadcast licenses when compared to applying an income method as discussed below.

For broadcast licenses acquired after December 31, 2001, we recorded their respective values using an income approach. Under this approach, a broadcast license is valued based on analyzing the estimated after-tax discounted future cash flows of the station, assuming an initial hypothetical start-up operation maturing into an average performing station in a specific television market and giving consideration to other relevant factors such as the technical qualities of the broadcast license and the number of competing broadcast licenses within that market. This income approach will generally produce lower valuations of broadcast licenses when compared to applying a residual method as discussed above. For television stations acquired after December 31, 2001, we allocated the residual value of the station to goodwill.

When renewing broadcast licenses, we incur regulatory filing fees and legal fees. We expense these fees as they are incurred.

Other intangible assets that we have acquired include network affiliation agreements, advertising contracts, client lists, talent contracts and leases. Each of our stations is affiliated with a broadcast network. We believe that the value of a television station is derived primarily from the attributes of its broadcast license rather than its network affiliation agreement. As a result, we have allocated minimal values to our network affiliation agreements. We have classified our other intangible assets as definite-lived intangible assets. The amortization period of our other intangible assets is equal to the shorter of their estimated useful life or contract period. When renewing other intangible asset contracts, we incur legal fees which expensed as incurred.

Annual Impairment Testing of Intangible Assets

We test for impairment of our intangible assets on an annual basis on the last day of each fiscal year. However, if certain triggering events occur, we will test for impairment during the relevant reporting period.

For purposes of testing goodwill for impairment, each of our individual television stations is considered a separate reporting unit. We review each television station for possible goodwill impairment by comparing the estimated fair value of each respective reporting unit to the recorded value of that reporting unit’s net assets. If the estimated fair value exceeds the net asset value, no goodwill impairment is deemed to exist. If the fair value of the reporting unit does not exceed the recorded value of that reporting unit’s net assets, we then perform, on a notional basis, a purchase price allocation by allocating the reporting unit’s fair value to the fair value of all tangible and identifiable intangible assets with residual fair value representing the implied fair value of goodwill of that reporting unit. The recorded value of goodwill for the reporting unit is written down to this implied value.

To estimate the fair value of our reporting units, we utilize a discounted cash flow model supported by a market multiple approach. We believe that a discounted cash flow analysis is the most appropriate methodology to test the recorded value of long-term assets with a demonstrated long-lived / enduring franchise value. We believe the results of the discounted cash flow and market multiple approaches provide reasonable estimates of the fair value of our reporting units because these approaches are based on our actual results and

GRAY TELEVISION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reasonable estimates of future performance, and also take into consideration a number of other factors deemed relevant by us, including but not limited to, expected future market revenue growth, market revenue shares and operating profit margins. We have historically used these approaches in determining the value of our goodwill. We also consider a market multiple approach utilizing market multiples to corroborate our discounted cash flow analysis. We believe that this methodology is consistent with the approach that a strategic market participant would utilize if they were to value one of our television stations.

For testing of our broadcast licenses and other intangible assets for potential impairment of their recorded asset values, we compare their estimated fair value to the respective asset’s recorded value. If the fair value is greater than the asset’s recorded value, no impairment expense is recorded. If the fair value does not exceed the asset’s recorded value, we record an impairment expense equal to the amount that the asset’s recorded value exceeded the asset’s fair value. We use the income method to estimate the fair value of all broadcast licenses irrespective of whether they were initially recorded using the residual or income methods.

For further discussion of our goodwill, broadcast licenses and other intangible assets, see Note 12. “Goodwill and Intangible Assets”.

Market Capitalization

When we test our broadcast licenses and goodwill for impairment, we also give consideration to our market capitalization. During 2008, we experienced a significant decline in our market capitalization. As of December 31, 2008, our market capitalization was less than our book value and it remains less than book value as of the date of this filing. We believe the decline in our stock price was influenced, in part, by the then current state of the national credit market and the national economic recession. We believe that it is appropriate to view the current status of the credit markets and recession as relatively temporary in relation to reporting units that have demonstrated long-lived/enduring franchise value. Accordingly, we believe that a variance between market capitalization and fair value can exist and that difference could be significant at points in time due to intervening macroeconomic influences.

Related Party Transactions

On December 23, 2008, Gray entered into a one-year consulting contract with Mr. J. Mack Robinson whereby he agreed to consult and advise Gray with respect to its television stations and all related matters in connection with various proposed or existing television stations. In return for his services, Mr. Robinson received compensation under this agreement of $400,000 for the year ended December 31, 2009. Prior to Mr. Robinson’s retirement on December 14, 2008, he had served as Gray’s Chief Executive Officer. At all times during which the consulting agreement has been in effect, he has continued to serve as a member of Gray’s Board of Directors and as Chairman emeritus.

For the years ended December 31, 2008 and 2007, we made related party payments to Georgia Casualty & Surety Co. (“Georgia Casualty”) in the amounts of $183,000 and $317,000, respectively, for certain insurance services provided. Through March 2008, Georgia Casualty was a wholly-owned subsidiary of Atlanta American Corporation, a publicly-traded company (“Atlantic American”). For all periods through 2008, Mr. Robinson served as chairman of the board of Atlantic American. Mr. Robinson and certain entities controlled by him own a majority of the outstanding capital stock of Atlantic American. In addition, Mr. Hilton H. Howell, our Chairman and Chief Executive Officer is Chairman, President and Chief Executive Officer of, and maintains an ownership interest in, Atlantic American and Harriett J. Robinson, one of our directors and the wife of J. Mack Robinson, is a director of, and maintains an ownership interest in, Atlantic American. During 2008, Atlantic American sold Georgia Casualty to an unrelated party. The payments for 2008 are the total payments made for all of 2008. After 2008, we no longer consider Georgia Casualty a related party due to their sale in 2008.

GRAY TELEVISION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accumulated Other Comprehensive (Loss) Income

Our accumulated other comprehensive (loss) income balances as of December 31, 2009 and 2008 consist of adjustments to our derivative and pension liabilities as follows (in thousands):

	December 31,
	2009	2008

Accumulated balances of items included in accumulated other comprehensive loss:
Loss on derivatives, net of income tax	$(3,870)	$(15,013)
Pension liability adjustments, net of income tax	(5,444)	(9,445)

Accumulated other comprehensive loss	$(9,314)	$(24,458)

Recent Accounting Pronouncements

In June 2009 the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Standard No. 162” (“SFAS 168”). SFAS 168 replaces GAAP with two levels of GAAP: authoritative and non-authoritative. On July 1, 2009, the FASB Accounting Standards Codification (“FASB ASC”) became the single source of authoritative nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission. All other non-grandfathered accounting literature became non-authoritative. The adoption of SFAS 168 did not have a material impact on our consolidated financial statements. As a result of the adoption of SFAS 168, all references to GAAP now refer to the codified FASB ASC topic.

In September 2006, FASB ASC Topic 820 was issued. FASB ASC Topic 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. FASB ASC Topic 820 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. We adopted the provisions of FASB ASC Topic 820 on January 1, 2009. The adoption of FASB ASC Topic 820 did not have a significant impact on our consolidated financial statements.

In April 2009, FASB ASC Topic 855 was issued. FASB ASC Topic 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. We adopted FASB ASC Topic 855 for the quarter ending June 30, 2009. The adoption did not have a material impact on our consolidated financial statements.

Subsequent Events

We evaluate subsequent events through the date we issue our financial statements.

Reclassifications

Certain reclassifications have been made within the liability section of our prior year’s balance sheet and the investing section of our prior year’s statement of cash flows to be consistent with the current year’s presentation. The reclassifications did not change total assets, total liabilities or net loss as previously recorded.

GRAY TELEVISION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Marketable Securities

We have historically invested excess cash balances in an enhanced cash fund managed by Columbia Management Advisers, LLC, a subsidiary of Bank of America, N.A. (“Columbia Management”). We refer to this investment fund as the Columbia Fund.

On December 6, 2007, Columbia Management initiated a series of steps which included the temporary suspension of all immediate cash distributions from the Columbia Fund and changed its method of valuation from a fixed asset valuation to a fluctuating asset valuation. Since that date, Columbia Management has commenced the liquidation of the Columbia Fund. During the quarter ended March 31, 2009, Columbia Management completed the liquidation and distribution of our investment.

For the years ended December 31, 2009, 2008 and 2007, we recorded a mark-to-market expense of $2,100, $383,000 and $88,000, respectively, reflecting a decrease in market value of our original investment in the Columbia Fund. As of December 31, 2009, we no longer had funds invested in the Columbia Fund. Our balance in the Columbia Fund net of the mark-to-market adjustment as of December 31, 2008 was $1.4 million and was recorded as a current marketable security.

For the years ended December 31, 2009, 2008 and 2007, we received cash distributions of $1.4 million, $4.5 million and $623,000, respectively, and we earned interest income of $5,000, $116,000 and $78,000, respectively, from the Columbia Fund.

Fair value is based on quoted prices of similar assets in active markets. Valuation of these items entails a significant amount of judgment and the inputs that are significant to the fair value measurement are Level 2 in the fair value hierarchy. See Note 5. “Fair Value Measurement” for further discussion of fair value.

As of December 31, 2009, all excess cash is held in a bank account and we do not have any cash equivalents.

3.	Long-term Debt and Accrued Facility Fee

Long-term debt consists of the following (in thousands):

	December 31,
	2009	2008

Long-term debt:
Senior credit facility — current portion	$8,080	$8,085
Senior credit facility — long-term portion	783,729	792,295

Total long-term debt including current portion	791,809	800,380
Long-term accrued facility fee	18,307	—

Total long-term debt and accrued facility fee	$810,116	$800,380

Borrowing availability under our senior credit facility	$31,681	$12,262
Leverage ratio as defined in our senior credit facility:
Actual	8.42	7.14
Maximum allowed	8.75	7.25

Our senior credit facility consists of a revolving loan and a term loan. The amount outstanding under our senior credit facility as of December 31, 2009 and December 31, 2008 was $791.8 million and $800.4 million, respectively, comprised solely of the term loan. Under the revolving loan portion of our senior credit facility, the maximum available borrowing capacity was $50.0 million as of December 31, 2009. Of the maximum borrowing capacity available under our revolving loan, the amount that we can draw is limited by certain

GRAY TELEVISION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

restrictive covenants, including our total net leverage ratio covenant. Based on such covenant, as of December 31, 2009 and December 31, 2008, we could have drawn $31.7 million and $12.3 million, respectively, of the $50.0 million maximum borrowing capacity under the revolving loan. Effective as of March 31, 2010, the maximum borrowing capacity available under the revolving loan was reduced to $40.0 million.

Under our revolving and term loans, we can choose to pay interest at an annual rate equal to the London Interbank Offered Rate (“LIBOR”) plus 3.5% or at the lenders’ base rate, generally equal to the lenders’ prime rate, plus 2.5%. This interest is payable in cash throughout the year.

In addition, effective as of April 1, 2009, we incur a facility fee at an annual rate of 3.0% on all principal balances outstanding under the revolving and term loans. For the period from April 4, 2009 until April 30, 2010, the annual facility fee for the revolving and term loans accrues and is payable on the respective revolving and term loan maturity dates. The revolving loan and term loan maturity dates are March 19, 2014 and December 31, 2014, respectively. For the period from April 30, 2010 until maturity of the senior credit facility, the annual facility fee will be payable in cash on a quarterly basis and the amount accrued through April 30, 2010 will bear interest at an annual rate of 6.5%, payable quarterly. As of December 31, 2009, our accrued facility fee of $18.3 million was classified as a long-term liability on our balance sheet. The accrued facility fee is included in determining the amount of total debt in calculating our total net leverage ratio covenant as defined in our senior credit facility.

The average interest rates on our total debt balance outstanding under the senior credit facility as of December 31, 2009 and 2008 were 6.8% and 4.8%, respectively. These rates are as of the period end and do not include the effects of our interest rate swap agreements. See Note 4. “Derivatives”. Including the effects of our interest rate swap agreements, the average interest rates on our total debt balance outstanding under our senior credit facility at December 31, 2009 and 2008 were 9.8% and 5.6%, respectively.

Also under our revolving loan, we pay a commitment fee on the average daily unused portion of the $50.0 million revolving loan. As of December 31, 2009 and 2008, the annual commitment fees were 0.5% and 0.4%, respectively.

Collateral and Restrictions

The collateral for our senior credit facility consists of substantially all of our and our subsidiaries’ assets. In addition, our subsidiaries are joint and several guarantors of the obligations and our ownership interests in our subsidiaries are pledged to collateralize the obligations. The senior credit facility contains affirmative and restrictive covenants. These covenants include but are not limited to (i) limitations on additional indebtedness, (ii) limitations on liens, (iii) limitations on amendments to our by-laws and articles of incorporation, (iv) limitations on mergers and the sale of assets, (v) limitations on guarantees, (vi) limitations on investments and acquisitions, (vii) limitations on the payment of dividends and the redemption of our capital stock, (vii) maintenance of a specified total net leverage ratio not to exceed certain maximum limits, (viii) limitations on related party transactions, (ix) limitations on the purchase of real estate, and (x) limitations on entering into multiemployer retirement plans, as well as other customary covenants for credit facilities of this type. As of December 31, 2009 and 2008, we were in compliance with all restrictive covenants as required by our senior credit facility.

We are a holding company with no material independent assets or operations, other than our investments in our subsidiaries. The aggregate assets, liabilities, earnings and equity of the subsidiary guarantors as defined in our senior credit facility are substantially equivalent to our assets, liabilities, earnings and equity on a consolidated basis. The subsidiary guarantors are, directly or indirectly, our wholly owned subsidiaries and the guarantees of the subsidiary guarantors are full, unconditional and joint and several. All of our current and future direct and indirect subsidiaries are and will be guarantors under the senior credit facility. Accordingly,

GRAY TELEVISION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

separate financial statements and other disclosures of each of the subsidiary guarantors are not presented because we have no independent assets or operations, the guarantees are full and unconditional and joint and several and any of our subsidiaries other than the subsidiary guarantors are immaterial.

Amendments to Our Senior Credit Facility

Effective as of March 31, 2009, we amended our senior credit facility (the “2009 amendment”). The 2009 amendment included (i) an increase in the maximum total net leverage ratio covenant for the year ended December 31, 2009, (ii) a general increase in the restrictiveness of our remaining covenants and (iii) increased interest rates, as described below. In connection therewith, we incurred loan issuance costs of approximately $7.4 million, including legal and professional fees. These fees were funded from our existing cash balances. The 2009 amendment of our senior credit facility was determined to be significant and, as a result, we recorded a loss from early extinguishment of debt of $8.4 million.

Without the 2009 amendment, we would not have been in compliance with the total net leverage ratio covenant under the senior credit facility and such noncompliance would have caused a default under the agreement as of March 31, 2009. Such a default would have given the lenders thereunder certain rights, including the right to declare all amounts outstanding under our senior credit facility immediately due and payable or to foreclose on the assets securing such indebtedness. The 2009 amendment increased our annual cash interest rate by 2.0% and, beginning March 31, 2009, required the payment of a 3.0% annual facility fee.

As stated above, our senior credit facility requires us to maintain our total net leverage ratio below certain maximum amounts. Our actual total net leverage ratio and our maximum total net leverage ratio allowed under our senior credit facility for recent reporting periods was as follows:

	Leverage Ratio
		Maximum Allowed
		Agreement
		Giving Effect	Agreement
		to 2009	Pre-2009
	Actual	Amendment	Amendment

Leverage ratios under our senior credit facility as of:
December 31, 2008	7.14	NA	7.25
March 31, 2009	7.48	8.00	7.25
June 30, 2009	7.98	8.25	7.25
September 30, 2009	8.22	8.50	7.25
December 31, 2009	8.42	8.75	7.00

Assuming we maintain compliance with the financial and other covenants in our senior credit facility, including the total net leverage ratio covenant, we believe that our current cash balance, cash flows from operations and any available funds under the revolving credit line of our senior credit facility will be adequate to provide for our capital expenditures, debt service and working capital requirements through December 31, 2010.

Compliance with our total net leverage ratio covenant depends on a number of factors, including the interrelationship of our ability to reduce our outstanding debt and/or the results of our operations. The continuing general economic recession, including the significant decline in advertising by the automotive industry, adversely impacted our ability to generate cash from operations during 2009. Based upon certain internal financial projections, we did not believe that we would be in compliance with our total net leverage ratio as of March 31, 2010 unless we further amended the terms of our senior credit facility. As a result, we requested and obtained such an amendment of our senior credit facility on March 31, 2010.

GRAY TELEVISION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Effective March 31, 2010, we amended our senior credit facility which, among other things, increased the maximum amount of the total net leverage ratio covenant through March 31, 2011, and reduced the maximum availability under the revolving loan to $40.0 million.

Based upon our internal financial projections as of the date of filing this Annual Report and the amended terms of our senior credit facility, we believe that we will be in compliance with all covenants required by our amended senior credit facility as of March 31, 2010. The March 2010 amendment also imposed an additional fee, equal to 2.0% per annum, payable quarterly, in arrears, until such time as we complete an offering of capital stock or certain debt securities that results in the repayment of not less than $200.0 million of the term loan outstanding under our senior credit facility. That fee would be eliminated upon such a repayment of amounts under the term loan. In addition, upon completion of a financing that results in the repayment of at least $200.0 million of our term loan, we would achieve additional flexibility under various covenants in our senior credit facility. The use of proceeds from any issuance of additional securities will generally be limited to the repayment of amounts outstanding under our term loan and, in certain circumstances, to the repurchase of outstanding shares of our Series D Perpetual Preferred Stock. There can be no assurance that we will be able to complete such a capital raising transaction, or to repurchase any of our preferred stock, at times and on terms acceptable to us, or at all. If we are unable to complete such a financing and repayment of amounts under our term loan, we would continue to incur increased fees under our senior credit facility and to be subject to the stricter limits contained in our existing financial covenants. For additional details regarding the March 2010 amendment to our senior credit facility, see Note 14. “Subsequent Event — Long-term Debt Amendment” to our audited financial statements included elsewhere herein.

Loss on Early Extinguishment of Debt in 2007

On March 19, 2007, we entered into the senior credit facility and repaid all then-outstanding obligations under our previous credit facility. As a result of these transactions, in the first quarter of 2007 we incurred lender and legal fees of approximately $3.2 million and recognized a loss on early extinguishment of debt of $6.5 million, including the write-off of a portion of our previously capitalized loan fees.

On April 18, 2007, we redeemed all of our then-outstanding 9.25% Notes and, accordingly, recorded a loss on early extinguishment of debt of $16.4 million during the second quarter of 2007.

Maturities

Aggregate minimum principal maturities on long-term debt and long-term accrued facility fee as of December 31, 2009, were as follows (in thousands):

	Minimum Principal Maturities
	Long-Term Accrued	Long-Term
Year	Facility Fee	Debt	Total

2010	$—	$8,080	$8,080
2011	—	8,080	8,080
2012	—	8,080	8,080
2013	—	8,080	8,080
2014	18,307	759,489	777,796

Total	$18,307	$791,809	$810,116

GRAY TELEVISION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest Payments

For all of our interest bearing obligations, including derivative contracts, we made interest payments of approximately $46.8 million, $59.6 million and $61.2 million during 2009, 2008 and 2007, respectively. We did not capitalize any interest payments during the years ended December 31, 2009, 2008 and 2007.

4.	Derivatives

Risk Management Objective of Using Derivatives

We are exposed to certain risks arising from business operations and economic conditions. We attempt to manage our exposure to a wide variety of business and operational risks principally through management of our core business activities. We attempt to manage economic risk, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources and duration of our debt funding and the use of interest rate swap agreements. Specifically, we enter into interest rate swap agreements to manage interest rate exposure with the following objectives:

•	managing current and forecasted interest rate risk while maintaining financial flexibility and solvency;

•	proactively managing our cost of capital to ensure that we can effectively manage operations and execute our business strategy, thereby maintaining a competitive advantage and enhancing shareholder value; and

•	complying with covenant requirements in our senior credit facility.

Cash Flow Hedges of Interest Rate Risk

In using interest rate derivatives, our objectives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish these objectives, we primarily use interest rate swap agreements as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable rate amounts from a counterparty in exchange for our making fixed-rate payments over the life of the agreements, without exchange of the underlying notional amount. Under the terms of our senior credit facility, we are required to fix the interest rate on at least 50.0% of the outstanding balance thereunder through March 19, 2010.

During 2007, we entered into three swap agreements to convert $465.0 million of our variable rate debt under our senior credit facility to fixed rate debt. These interest rate swap agreements expire on April 3, 2010, and they were our only derivatives as of December 31, 2009 and 2008. Upon entering into the swap agreements, we designated them as hedges of variability of our variable rate interest payments attributable to changes in three-month LIBOR, the designated interest rate. Therefore, these interest rate swap agreements are considered cash flow hedges.

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

During the period of each interest rate swap agreement, we recognize the swap agreements at their fair value as an asset or liability on our balance sheet. The effective portion of the change in the fair value of our interest rate swap agreements is recorded in accumulated other comprehensive income (loss). The ineffective

GRAY TELEVISION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

portion of the change in fair value of the derivatives is recognized directly in earnings. Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as the related interest payments are made on our variable rate debt. We estimate that an additional $6.3 million will be reclassified as an increase in interest expense and a decrease in other comprehensive income (loss) between January 1, 2010 and April 3, 2010.

Under these swap agreements, we receive variable rate interest at the LIBOR and pay fixed interest at an annual rate of 5.48%. The variable LIBOR is reset in three-month periods for the swap agreements. At our option, the variable LIBOR is reset in one-month or three-month periods for the hedged portion of our variable rate debt.

Beginning in April 2009 and ending in early October 2009, we chose to hedge our long-term debt against a one-month LIBOR contract that is renewed monthly rather than a three-month LIBOR contract. By doing so, we took advantage of the lower one-month LIBOR during this period. As a result, our hedge was not 100% effective during this period and the ineffective portion was recognized in earnings.

The table below presents the fair value of our interest rate swap agreements as well as their classification on our balance sheet as of December 31, 2009 and 2008. These interest rate swap agreements are our only derivative financial instruments. We did not have any derivatives classified as assets as of December 31, 2009 or 2008. The fair values of the derivative instruments are estimated by obtaining quotations from the financial institutions that are counterparties to the instruments. The fair values are estimates of the net amount that we would have been required to pay on December 31, 2009 and 2008 if the agreements were transferred to other parties or cancelled on such dates. Amounts in the following table are in thousands.

Fair Values of Derivative Instruments

	As of December 31, 2009		As of December 31, 2008
	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value

Derivatives designated as hedging instruments:
Interest rate swap agreements	Current liabilities	$6,344	Noncurrent liabilities	$24,611

The following table presents the effect of our derivative financial instruments on our consolidated statement of operations for the years ended December 31, 2009 and 2008 (in thousands).

	Cash Flow Hedging Relationships
	for the Year Ended December 31,
	2009	2008	2007

Interest rate swap agreements:
Asset (liability) at beginning of period	$(24,611)	$(17,625)	$4
Effective portion of gains (losses) recognized in other comprehensive income (loss)	35,497	719	(17,693)
Effective portion of gains (losses) recorded in accumulated other comprehensive income (loss) and reclassified into interest expense	(17,230)	(7,705)	64
Portion of gains (losses) representing the amount of hedge ineffectiveness and the amount excluded from the assessment of hedge effectiveness and recorded as an increase (decrease) in interest expense	—	—	—

Asset (liability) at end of period	$(6,344)	$(24,611)	$(17,625)

GRAY TELEVISION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the year ended December 31, 2009, we recorded a loss on derivatives as other comprehensive income of $11.2 million, net of a $7.1 million income tax expense. For the year ended December 31, 2008, we recorded a loss on derivatives as other comprehensive expense of $4.3 million, net of a $2.7 million income tax benefit. For the year ended December 31, 2007, we recorded a loss on derivatives as other comprehensive expense of $10.8 million, net of a $6.9 million income tax benefit.

Credit-risk Related Contingent Features

We manage our counterparty risk by entering into derivative instruments with global financial institutions that we believe present a low risk of credit loss resulting from nonperformance. As of December 31, 2009 and 2008, we had not recorded a credit value adjustment related to our interest rate swap agreements.

Our interest rate swap agreements incorporate the covenant provisions of our senior credit facility. Failure to comply with the covenant provisions of the senior credit facility could result in our being in default of our obligations under our interest rate swap agreements.

5.	Fair Value Measurement

Fair value is the price that market participants would pay or receive to sell an asset or paid to transfer a liability in an orderly transaction. Fair value is also considered the exit price. We utilize market data or assumptions that market participants would use in pricing an asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable. We utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized into a hierarchy that gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (“Level 1”) and the lowest priority to unobservable inputs that require assumptions to measure fair value (“Level 3”).

Recurring Fair Value Measurements

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The following table sets forth our financial assets and liabilities, which were accounted for at fair value, by level within the fair value hierarchy as of December 31, 2009 and 2008 (in thousands):

Recurring Fair Value Measurements

	As of December 31, 2009
	Level 1	Level 2	Level 3	Total

Assets:
Marketable securites	$—	$—	$—	$—
Liabilities:
Interest rate swap agreements	$—	$6,344	$—	$6,344

GRAY TELEVISION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of December 31, 2008
	Level 1	Level 2	Level 3	Total

Assets:
Marketable securites	$—	$1,384	$—	$1,384
Liabilities:
Interest rate swap agreements	$—	$24,611	$—	$24,611

Fair value of our interest rate swap agreements is based on estimates provided by the counterparties. Fair value of our marketable securities was based on estimates provided by Columbia Management. Valuation of these items does entail a significant amount of judgment.

Non-Recurring Fair Value Measurements

We have certain assets that are measured at fair value on a non-recurring basis and are adjusted to fair value only when the carrying values exceed their fair values. Included in the following table are the significant categories of assets measured at fair value on a non-recurring basis as of December 31, 2009 (amounts in thousands).

Non-Recurring Fair Value Measurements

					Impairment Loss
	As of December 31, 2009				For The Year Ended
	Level 1	Level 2	Level 3	Total	December 31, 2009

Assets:
Property and equipment, net	$—	$—	$148,092	$148,092	$—
Program broadcast rights	—	—	11,265	11,265	177
Investment in broadcasting company	—	—	13,599	13,599	—
Broadcast licenses	—	—	818,981	818,981	—
Goodwill	—	—	170,522	170,522	—
Other intangible assets, net	—	—	1,316	1,316	—

Total	$—	$—	$1,163,775	$1,163,775	$177

					Impairment Loss
	As of December 31, 2008				For The Year Ended
	Level 1	Level 2	Level 3	Total	December 31, 2008

Assets:
Property and equipment, net	$—	$—	$162,903	$162,903	$—
Program broadcast rights	—	—	11,068	11,068	627
Investment in broadcasting company	—	—	13,599	13,599	—
Broadcast licenses	—	—	818,981	818,981	240,085
Goodwill	—	—	170,522	170,522	98,596
Other intangible assets, net	—	—	1,893	1,893	—

Total	$—	$—	$1,178,966	$1,178,966	$339,308

Fair value of our property and equipment is estimated by our engineers. Fair value of our program broadcast rights is based upon estimated future advertising revenue generated by the programming. Fair value of our investment in broadcasting company is based upon estimated future cash flows. Fair value of broadcast

GRAY TELEVISION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

licenses, goodwill and other intangible assets is described in Note 1. “Description of Business and Summary of Significant Accounting Policies.” Our program broadcast rights impairment charge was recorded as a broadcast operating expense in the respective periods.

Fair Value of Other Financial Instruments

The estimated fair value of other financial instruments is determined using the best available market information and appropriate valuation methodologies. Interpreting market data to develop fair value estimates involves considerable judgment. Accordingly, the estimates presented are not necessarily indicative of the amounts that we could realize in a current market exchange, or the value that ultimately will be realized upon maturity or disposition. The use of different market assumptions may have a material effect on the estimated fair value amounts.

The carrying amounts of the following instruments approximate fair value, due to their short term to maturity: (i) accounts receivable, (ii) prepaid and other current assets, (iii) accounts payable, (iv) accrued employee compensation and benefits, (v) accrued interest, (vi) other accrued expenses, (vii) dividends payable, (viii) acquisition-related liabilities and (ix) deferred revenue.

The carrying amount of our long-term debt, including the current portion and long-term accrued facility fee, was $810.1 million and $800.4 million, respectively, and the fair value was $704.8 million and $312.1 million, respectively as of December 31, 2009 and 2008. Fair value of our long-term debt, including the current portion and long-term accrued facility fee, is based on estimates provided by third party financial professionals as of December 31, 2009 and 2008. Management believes that these estimated fair values as of December 31, 2009 and 2008 were not an accurate indicator of fair value, given that (i) our debt has a relatively limited number of market participants, relatively infrequent market trading and generally small dollar volume of actual trades and (ii) management believes there continues to exist a general disruption of the financial markets. Based upon consideration of alternate valuation methodologies, including our historic and projected future cash flows, as well as historic private trading valuations of television stations and/or television companies, we believe that the estimated fair value of our long-term debt would more closely approximate the recorded book value of the debt as of December 31, 2009 and 2008, respectively.

6.	Stockholders’ Equity

We are authorized to issue 135 million shares of all classes of stock, of which 15 million shares are designated Class A common stock, 100 million shares are designated common stock, and 20 million shares are designated “blank check” preferred stock for which our Board of Directors has the authority to determine the rights, powers, limitations and restrictions. The rights of our common stock and Class A common stock are identical, except that our Class A common stock has 10 votes per share and our common stock has one vote per share. If declared, our common stock and Class A common stock receive cash dividends on an equal per-share basis.

As of December 31, 2009, we are authorized by our Board of Directors to repurchase an aggregate total of up to 5,000,000 shares of our common stock and Class A common stock in the open market. When we have determined that market and liquidity conditions are favorable, we have repurchased shares. As of December 31, 2009, 279,200 shares of our common stock and Class A common stock are available for repurchase under these authorizations. There is no expiration date for these authorizations. Shares repurchased are held as treasury shares and used for general corporate purposes including, but not limited to, satisfying obligations under our employee benefit plans and long term incentive plan. Treasury stock is recorded at cost.

During the year ended December 31, 2009, we did not make any repurchases under these authorizations. During the year ended December 31, 2008, we repurchased 883,200 shares of our common stock at an average price of $0.20 per share for a total cost of $177,000. During the year ended December 31, 2007, we

GRAY TELEVISION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

repurchased 647,800 shares of our common stock at an average price of $8.49 per share for a total cost of $5.5 million.

For the year ended December 31, 2009, we did not declare or pay any common stock or Class A common stock dividends. For the year ended December 31, 2008, we declared common stock and Class A common stock dividends in the first, second and third quarters and did not declare a common stock or Class A common stock dividend in the fourth quarter.

We deferred cash dividends on our Series D Perpetual Preferred Stock and correspondingly suspended cash dividends on our common and Class A common stock to reallocate cash resources to support our ability to pay increased interest costs and fees associated with our senior credit facility.

As of December 31, 2009, we had not funded our Series D Perpetual Preferred Stock dividend for at least three consecutive quarters. See Note 7 “Preferred Stock” for further discussion of our Series D Perpetual Preferred Stock dividend payments. As long as these Series D Perpetual Preferred Stock dividends remain in arrears, we are prohibited from paying additional common stock or Class A common stock dividends.

In connection with our various employee benefit plans, we may, at our discretion, issue authorized and unissued shares of our Class A common stock and common stock or previously issued shares of our Class A common stock or common stock reacquired by Gray, including stock purchased in the open market, held in the treasury. As of December 31, 2009, we had reserved 8,868,940 shares and 1,000,000 shares of our common stock and Class A common stock, respectively, for future issuance under various employee benefit plans. As of December 31, 2008, we had reserved 9,523,365 shares and 1,000,000 shares of our common stock and Class A common stock, respectively, for future issuance under various employee benefit plans.

7.	Preferred Stock

During 2008, we issued 1,000 shares of perpetual preferred stock to a group of private investors. This preferred stock was designated Series D Perpetual Preferred Stock, no par value. The issuance of the Series D Perpetual Preferred Stock generated net cash proceeds of approximately $91.6 million, after a 5.0% original issue discount, transaction fees and expenses. The $8.4 million of original issue discount, transaction fees and expenses are being accreted over a seven-year period ending June 30, 2015.

As of December 31, 2009 and 2008, we had 1,000 shares of Series D Perpetual Preferred Stock outstanding. The Series D Perpetual Preferred Stock has a liquidation value of $100,000 per share for a total liquidation value of $100.0 million as of December 31, 2009 and 2008 and a recorded value of $93.4 million and $92.2 million as of December 31, 2009 and 2008, respectively. The difference between the liquidation values and the recorded values was the un-accreted portion of the original issuance discount and issuance cost. Our accrued Series D Perpetual Preferred Stock dividend balances as of December 31, 2009 and 2008 were $18.9 million and $3.0 million, respectively.

The Series D Perpetual Preferred Stock has no mandatory redemption date, but is redeemable, at our option, at any time. The Series D Perpetual Preferred Stock may also be redeemed, at the stockholders’ option, on or after June 30, 2015. If the Series D Perpetual Preferred Stock is redeemed, we are required to pay the liquidation price per share in cash plus the pro-rata accrued dividends to the date fixed for redemption.

GRAY TELEVISION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

If the Series D Perpetual Preferred Stock is redeemed before January 1, 2012, the redemption price per share will include a premium as described in the following table:

Redemption
Price
Date of Redemption	per Share

January 1, 2009 through June 30, 2009	$105,000
July 1, 2009 through December 31, 2009	$106,500
January 1, 2010 through June 30, 2010	$108,000
July 1, 2010 through December 31, 2010	$106,000
January 1, 2011 through June 30, 2011	$104,000
July 1, 2011 through December 31, 2011	$102,000
January 1, 2012 and thereafter	$100,000

We made our most recent Series D Perpetual Preferred Stock cash dividend payment on October 15, 2008 for dividends earned through September 30, 2008. We have deferred the cash payment of our Series D Perpetual Preferred Stock dividends earned thereon since October 1, 2008. When three consecutive cash dividend payments with respect to the Series D Perpetual Preferred Stock remain unfunded, the dividend rate increases from 15.0% per annum to 17.0% per annum. Thus, our Series D Perpetual Preferred Stock dividend began accruing at 17.0% per annum on July 16, 2009 and will accrue at that rate as long as at least three consecutive cash dividend payments remain unfunded. Our Series D Perpetual Preferred Stock dividend rate was 15.0% per annum from December 31, 2008 through July 16, 2009. Prior to December 31, 2008, our Series D Perpetual Preferred Stock dividend rate was 12% per annum.

While any Series D Perpetual Preferred Stock dividend payments are in arrears, we are prohibited from repurchasing, declaring and/or paying any cash dividend with respect to any equity securities having liquidation preferences equivalent to or junior in ranking to the liquidation preferences of the Series D Perpetual Preferred Stock, including our common stock and Class A common stock. We can provide no assurances as to when any future cash payments will be made on any accumulated and unpaid Series D Perpetual Preferred Stock dividends presently in arrears or that become in arrears in the future.

8.	Stock-Based Compensation

Long Tem Incentive Plan

The 2007 Long Term Incentive Plan (the “2007 Incentive Plan”) provides for the grant of incentive stock options, nonqualified stock options, restricted stock awards, stock appreciation rights, and performance awards to our officers and employees to acquire shares of our Class A common stock, common stock or to receive other awards based on our performance. We recognize the fair value of the stock options on the date of grant as compensation expense, and such expense is amortized over the vesting period of the stock option. The 2007 Incentive Plan allows us to grant share-based awards for a total of 6.0 million shares of stock, with not more than 1.0 million out of that 6.0 million to be Class A common stock and the remaining shares to be common stock. As of December 31, 2009, 5.0 million shares were available for issuance under the 2007 Incentive Plan. Shares of common stock underlying outstanding options or performance awards are counted against the 2007 Incentive Plan’s maximum shares. Under the 2007 Incentive Plan, the options granted typically vest after a two-year period and expire three years after fully vesting. However, options will vest immediately upon a “change in control” as such term is defined in the 2007 Incentive Plan. All options have been granted with purchase prices that equal the market value of the underlying stock at the close of business on the date of the grant.

GRAY TELEVISION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Directors’ Restricted Stock plan

On May 14, 2003, our shareholders approved a restricted stock plan for our Board of Directors (the “Directors’ Restricted Stock Plan”). We have reserved 1.0 million shares of our common stock for issuance under this plan and as of December 31, 2009 there were 770,000 shares available for award. Under the Directors’ Restricted Stock Plan, each director can be awarded up to 10,000 shares of restricted stock each calendar year. Under this plan, we granted a total of 55,000 shares of restricted common stock to our directors during each of the years ended December 31, 2008 and 2007, respectively. We did not grant any shares of restricted common stock to our directors during the year ended December 31, 2009. Of the total shares granted to the directors since the inception of the Directors’ Restricted Stock Plan, 66,000 shares were not fully vested as of December 31, 2009.

8.	Stock-Based Compensation

Stock-Based Compensation — Valuation Assumptions for Stock Options

Included in corporate and administrative expenses in the years ended December 31, 2009, 2008 and 2007 were $1.4 million, $1.5 million and $1.2 million, respectively, of non-cash expense for stock-based compensation which included amortization of restricted stock and stock option expense.

We did not grant any stock options during 2009. The assumptions used to value stock options granted during 2008 and 2007 are as follows:

	Year Ended December 31,
	2008	2007

Expected term (in years)	2.63	2.76
Volatility	36.71%	32.20%
Risk-free interest rate	2.77%	4.41%
Dividend yield	1.65%	1.41%
Expected forfeitures	2.57%	3.65%

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

GRAY TELEVISION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Option and Restricted Share Activity

A summary of our stock option activity for Class A common stock, for the years ended December 31, 2009, 2008 and 2007 is as follows (in thousands, except weighted average data):

	Year Ended December 31,
	2009		2008		2007
		Weighted Average		Weighted Average		Weighted Average
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price

Stock options outstanding — beginning of period	—	$—	21	$15.39	21	$15.39
Options expired	—	—	(21)	15.39	—	—

Stock options outstanding — end of period	—	$—	—	$—	21	$15.39

Exercisable at end of period	—	$—	—	$—	21	$15.39

A summary of our stock option activity for common stock for the years ended December 31, 2009, 2008 and 2007 is as follows (in thousands, except weighted average data):

	Year Ended December 31,
	2009		2008		2007
		Weighted Average		Weighted Average		Weighted Average
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price

Stock options outstanding — beginning of period	1,949	$8.31	842	$9.96	1,797	$9.82
Options granted	—	—	1,333	7.49	55	8.69
Options exercised	—	—	—	—	(163)	7.78
Options forfeited	(460)	8.31	(66)	8.17	(42)	9.55
Options expired	(13)	12.37	(160)	10.25	(805)	10.02

Stock options outstanding — end of period	1,476	$8.28	1,949	$8.31	842	$9.96

Exercisable at end of period	498	$9.93	614	$10.01	789	$10.05

The weighted average fair value of options granted during the years ended December 31, 2008 and 2007 was $1.76 and $2.05 per share, respectively.

GRAY TELEVISION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information concerning common stock options outstanding has been segregated into five groups with similar exercise prices and is as follows:

As of December 31, 2009
			Weighted		Number of	Weighted Average
			Average	Average	Options	Exercise Price
Exercise Price		Number of	Exercise	Remaining	Outstanding	per Share of
per Share		Options	Price	Contractual	That Are	Options That are
Low	High	Outstanding	per Share	Life	Exercisable	Exercisable
		(In thousands)		(In years)	(In thousands)

$1.78	$3.56	10	$2.10	3.6	—	$—
3.56	5.34	35	3.61	3.4	—	—
7.13	8.91	1,017	7.68	3.0	84	8.23
8.91	10.69	338	9.71	0.6	338	9.71
$12.47	$14.25	76	$12.77	0.2	76	$12.77

		1,476			498

The aggregate intrinsic value of our stock options was $0 based on the closing market price of our common stock at December 31, 2009.

The following table summarizes the activity for our non-vested restricted shares during the year ended December 31, 2009 under our Directors’ Restricted Stock Plan:

		Weighted
	Number of	Average
	Shares	Fair Value
	(In thousands)

Restricted Stock:
Non-vested common restricted shares, December 31, 2008	100	$6.64
Vested	(34)	7.19

Non-vested common restricted shares, December 31, 2009	66	$6.36

As of December 31, 2009, there was $525,000 of total unrecognized compensation cost related to all non-vested share based compensation arrangements. The cost is expected to be recognized over a weighted average period of 0.9 years.

9.	Income Taxes

We recognize deferred tax assets and liabilities for future tax consequences attributable to differences between our financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. We recognize the effect on deferred tax assets and liabilities resulting from a change in tax rates in income in the period that includes the enactment date.

Under certain circumstances, we recognize liabilities in our financial statements for positions taken on uncertain tax issues. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, we believe it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other

GRAY TELEVISION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties associated with unrecognized tax benefits are classified as income tax expense in the statement of operations.

Federal and state income tax expense (benefit) is summarized as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007

Current:
Federal	$—	$—	$—
State and local	344	354	274
State and local — reserve for uncertain tax positions	(385)	525	1,006

Current income tax expense	(41)	879	1,280
Deferred:
Federal	(11,640)	(99,510)	(12,504)
State and local	421	(12,380)	(1,319)

Deferred income tax benefit	(11,219)	(111,890)	(13,823)

Total income tax benefit	$(11,260)	$(111,011)	$(12,543)

GRAY TELEVISION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant components of our deferred tax liabilities and assets are as follows (in thousands):

	December 31,
	2009	2008

Deferred tax liabilities:
Net book value of property and equipment	$16,800	$17,469
Broadcast licenses, goodwill and other intangibles	245,520	231,351
Unearned income	—	62
Network compensation	—	273
Restricted stock	12	17

Total deferred tax liabilities	262,332	249,172

Deferred tax assets:
Liability under supplemental retirement plan	14	18
Liability for accrued vacation	763	782
Allowance for doubtful accounts	426	602
Liability under severance and purchase liabilities	18	83
Liability under health and welfare plan	675	608
Capital loss carryforwards	264	261
Liability for pension plan	5,434	7,307
Federal operating loss carryforwards	99,853	77,172
State and local operating loss carryforwards	13,931	11,540
Alternative minimum tax carryforwards	890	890
Unearned income	1,150	955
Network compensation	1,162	1,366
Interest rate swap agreements	2,474	9,598
Stock options	693	507
Other	440	247

Total deferred tax assets	128,187	111,936
Valuation allowance for deferred tax assets	(6,462)	(4,909)

Net deferred tax assets	121,725	107,027

Deferred tax liabilities, net of deferred tax assets	$140,607	$142,145

We have approximately $285.3 million in federal net operating loss carryforwards, and those carryforwards expire during the years 2020 through 2029. Additionally, we have an aggregate of approximately $328.6 million of various state net operating loss carryforwards. We are projecting taxable income in the carryforward periods. Therefore, we believe that it is more likely than not that the Federal net operating loss carryforwards will be fully utilized.

A valuation allowance has been provided for a portion of the state net operating loss carryforwards. We believe that we will not meet the more likely than not threshold in certain states due to the uncertainty of generating sufficient income prior to expiration. Therefore, the state valuation allowance net of federal tax benefit at December 31, 2009 and 2008 was $6.2 million and $4.6 million, respectively. As of December 31, 2009 and 2008, a full valuation allowance of $264,000 and $261,000, respectively, has been provided for the capital loss carryforwards, as we believe that we will not meet the more likely than not threshold due to the uncertainty of generating sufficient capital gains in the carryforward period. Our total valuation allowance

GRAY TELEVISION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

provided for deferred tax assets increased $1.6 million for the year ended December 31, 2009 and decreased $306,000 for the year ended December 31, 2008.

A reconciliation of income tax expense at the statutory federal income tax rate and income taxes as reflected in the consolidated financial statements is as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007

Statutory federal rate applied to loss before income
taxes	$(12,007)	$(109,560)	$(12,493)
State and local taxes, net of federal tax benefit	(906)	(11,584)	(1,476)
Change in valuation allowance	1,553	(306)	431
Reserve for uncertain tax positions	(385)	525	1,006
Goodwill impairment	—	9,301	—
Other items, net	485	613	(11)

Income tax benefit as recorded	$(11,260)	$(111,011)	$(12,543)

Effective income tax rate	32.8%	35.5%	35.1%

As of each year end, we are required to adjust our pension liability to an amount equal to the funded status of our pension plans with a corresponding adjustment to other comprehensive income on a net of tax basis. During 2009, we decreased our recorded non-current pension liability by $6.6 million and recognized other comprehensive income of $4.0 million, net of a $2.6 million tax expense. During 2008, we increased our recorded non-current pension liability by $11.7 million and recognized other comprehensive loss of $7.2 million, net of a $4.6 million tax benefit. During 2007, we decreased our recorded non-current pension liability by $222,000 and recognized other comprehensive income of $136,000, net of an $86,000 income tax expense.

During 2009, we recognized a long term asset for the positive change in market value of our interest rate swap agreements of $18.3 million, and recorded a gain on derivatives as other comprehensive income of $11.2 million, net of a $7.1 million income tax expense. During 2008, we recognized a long term liability for the negative market value of our interest rate swap agreements of $7.0 million, and recorded a loss on derivatives as other comprehensive expense of $4.3 million, net of a $2.7 million income tax benefit. During 2007, we recognized a long-term liability for the negative market value of our interest rate swap agreements of $17.7 million, and recorded a loss on derivatives as other comprehensive expense of $10.8 million, net of a $6.9 million income tax benefit.

We made income tax payments (net of refunds) of $97,000 in 2009. We made income tax payments (net of refunds) of $225,000 in 2008. We received a net income tax refund of $24,000 in 2007. At December 31, 2009 and 2008, we had current income taxes payable of approximately $4.2 million and $4.4 million, respectively.

On January 1, 2007, we adopted accounting provisions which require us to prescribe a recognition threshold and measurement attribution for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities.

As a result of the implementation of these requirements in 2007, we determined that no material adjustment was required to our existing $2.9 million liability for unrecognized tax benefits, including accrued interest and penalties. As of December 31, 2009 and 2008, we had approximately $4.0 million and $4.4 million, respectively, of unrecognized tax benefits. All of these unrecognized tax benefits would impact our effective tax rate if recognized. The liability for unrecognized tax benefits is recorded net of any federal tax benefit that would result from payment.

GRAY TELEVISION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Also on January 1, 2007 and in conjunction with the adoption of this provision, we accrued interest and penalties related to unrecognized tax benefits in income tax expense based on our accounting policy election. As of December 31, 2009 and 2008, we had recorded a liability for potential penalties and interest of approximately $1.2 million and $1.2 million, respectively, related to uncertain tax positions.

The following table summarizes the activity related to our unrecognized tax benefits, net of federal benefit, excluding interest and penalties for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	Year Ended December 31,
	2009	2008	2007

Balance at beginning of period	$3,227	$2,949	$2,231
Change resulting from positions taken in prior periods:
Increase	48	23	10
Decrease	—	(153)	(31)
Increase resulting from positions taken in current
period	—	744	926
Decrease as a result of settlements with taxing
authorities	—	(51)	—
Reduction in benefit from lapse in statute of limitations	(447)	(285)	(187)

Balance at end of period	$2,828	$3,227	$2,949

While it is difficult to calculate with any certainty, we estimate a decrease of $358,000, exclusive of interest and penalties, will be recorded for uncertain tax positions over the next twelve months resulting from expiring statutes of limitations for state tax issues.

We file income tax returns in the U.S. federal and multiple state jurisdictions. With few exceptions, we are no longer subject to U.S. federal, or state and local tax examinations by tax authorities for years prior to 2000. This extended open adjustment period is due to material amounts of net operating loss carryforwards, which exist at the federal and multi-state jurisdictions originating from the 2000, 2001, 2002 and 2003 tax years.

10.	Retirement Plans

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

Gray Pension Plan

Our active defined benefit plan covers substantially all of our full-time employees. Retirement benefits are based on years of service and the employee’s highest average compensation for five consecutive years during the last ten years of employment. The funding policy is consistent with the funding requirements of existing federal laws and regulations under the Employee Retirement Income Security Act of 1974.

The measurement dates used to determine the benefit information for our active defined benefit pension plan were December 31, 2009 and 2008, respectively. The following summarizes the active plan’s funded

GRAY TELEVISION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

status and amounts recognized in our consolidated balance sheets at December 31, 2009 and 2008, respectively (dollars in thousands):

	December 31,
	2009	2008

Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$37,998	$31,498
Service cost	3,248	2,917
Interest cost	2,189	1,925
Actuarial (gains) losses	(3,201)	2,350
Benefits paid	(717)	(692)

Projected benefit obligation at end of year	$39,517	$37,998

Change in plan assets:
Fair value of plan assets at beginning of year	$20,901	$25,267
Actual return on plan assets	3,102	(6,387)
Company contributions	3,430	2,713
Benefits paid	(717)	(692)

Fair value of plan assets at end of year	26,716	20,901

Funded status of plan	$(12,801)	$(17,097)

Amounts recognized in our balance sheets consist of:
Accrued benefit cost	$(4,721)	$(3,094)
Accumulated other comprehensive income	(8,080)	(14,003)

Net liability recognized	$(12,801)	$(17,097)

The accumulated benefit obligation amounts for our active defined benefit pension were $33.5 million and $32.0 million at December 31, 2009 and 2008, respectively. The increase in the accumulated benefit obligation is due primarily to increases in service costs and salaries and decreases in the discount period till retirement for continuing employees, as well as discount rate changes. The long-term rate of return on assets assumption was chosen from a best estimate range based upon the anticipated long-term returns for asset categories in which the plan is invested. The long-term rate of return may be viewed as the sum of (i) 3% inflation, (ii) 1% risk-free rate of return and (iii) 3% risk premium. The estimated rate of increase in compensation levels is based on historical compensation increases for our employees.

	Year Ended December 31,
	2009	2008

Weighted-average assumptions used to determine net periodic
benefit cost for our active plan:
Discount rate	5.79%	6.10%
Expected long-term rate of return on plan assets	7.00%	7.00%
Estimated rate of increase in compensation levels	5.00%	5.00%

GRAY TELEVISION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of December 31,
	2009	2008

Weighted-average assumptions used to determine benefit obligations:
Discount rate	6.27%	5.79%
Estimated rate of increase in compensation levels	5.00%	5.00%

Pension expense is computed using the projected unit credit actuarial cost method. The net periodic pension cost for our active plan includes the following components (in thousands):

	Year Ended December 31,
	2009	2008	2007

Components of net periodic pension cost:
Service cost	$3,248	$2,917	$2,974
Interest cost	2,189	1,925	1,667
Expected return on plan assets	(1,558)	(1,763)	(1,590)
Recognized net actuarial loss	1,176	98	155

Net periodic pension cost	$5,055	$3,177	$3,206

For our active plan, the estimated future benefit payments for subsequent years are as follows (in thousands):

Years	Amount

2010	$1,028
2011	1,131
2012	1,360
2013	1,508
2014	1,617
2015-2019	11,032

The active plan’s weighted-average asset allocations by asset category are as follows:

	As of December 31,
	2009	2008

Asset category:
Insurance general account	37%	40%
Cash management accounts	3%	2%
Equity accounts	54%	53%
Fixed income account	6%	5%

Total	100%	100%

GRAY TELEVISION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Our equity portfolio contains attractively priced securities of financially sound companies necessary to build a diversified portfolio. Our fixed income portfolio contains obligations generally rated A or better with no maturity restrictions and an actively managed duration. The cash equivalents strategy uses securities of the highest credit quality.

Fair Value of Active Pension Plan Assets

We calculate the fair value of our active pension plan’s assets based upon the observable and unobservable net asset value of its underlying investments. We utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized into a hierarchy that gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (“Level 1”) and the lowest priority to unobservable inputs that require assumptions to measure fair value (“Level 3”). The following table presents the fair value of our active pension plan’s assets and classifies them by level within the fair value hierarchy as of December 31, 2009 and 2008, respectively (in thousands):

Active Pension Plan Fair Value Measurements

	As of December 31, 2009
	Level 1	Level 2	Level 3	Total

Assets:
Immediate participation guarantee contract	$—	$9,925	$—	$9,925
Common and collective trust fund	—	16,792	—	16,792

Total	$—	$26,717	$—	$26,717

	As of December 31, 2008
	Level 1	Level 2	Level 3	Total

Assets:
Immediate participation guarantee contract	$—	$8,399	$—	$8,399
Common and collective trust fund	—	12,502	—	12,502

Total	$—	$20,901	$—	$20,901

Acquired Pension Plans

In 2002 and 1998, we acquired companies with two underfunded pension plans (the “Acquired Pension Plans”). The Acquired Pension Plans were frozen by their prior plan sponsors and no new participants can be

GRAY TELEVISION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

added to the Acquired Pension Plans. Combined and as of January 1, 2009, the acquired pension plans have 176 participants as compared to our active plan which has approximately 2,352 participants and is described above. As of December 31, 2009, the Acquired Pension Plans had combined plan assets of $4.0 million and the combined projected benefit obligations of $5.1 million. As of December 31, 2008, the Acquired Pension Plans had combined plan assets of $3.9 million and combined projected benefit obligations of $5.6 million. The net liability for the two Acquired Pension Plans is recorded as a liability in our financial statements as of December 31, 2009 and 2008.

Contributions

We expect to contribute a combined total of approximately $4.5 million to the active plan and the Acquired Pension Plans during the year ending December 31, 2010.

Capital Accumulation Plan

The Capital Accumulation Plan provides additional retirement benefits for substantially all employees. The Capital Accumulation Plan provides our employees with an investment option in our common stock and Class A common stock. It also allows for our matching contribution to be made in the form of our common stock. On December 9, 2008 and May 2, 2007, our Board of Directors increased the number of shares reserved for the Capital Accumulation Plan by 2,000,000 and 1,000,000 shares of our common stock, respectively. As of December 31, 2009, 1,642,849 shares were available for the plan.

We match employee contributions to the Capital Accumulation Plan, and such contributions may not exceed 6% of the employees’ gross pay. Our percentage match amount is declared by our Board of Directors before the beginning of each plan year and is made by a contribution of our common stock. Our percentage match was 50% during each of the years ended December 31, 2008 and 2007. As of December 31, 2008, our Board of Directors temporarily suspended our matching contributions for the majority of our employees. For the year ended December 31, 2009, our percentage match was 50% for certain employees included in a collective bargaining unit at one of our stations and we did not match contributions for the remainder of our employees. Our contributions vest, based upon each employee’s number of years of service, over a period not to exceed five years.

In addition to the matching contributions, we made voluntary contributions in the years ended December 31, 2008 and 2007 for active participants in the Capital Accumulation Plan. This voluntary contribution was equal to 1% of each active participant’s earnings. Our matching and voluntary contributions are as follows (in thousands):

	Year Ended December 31,
	2009		2008		2007
	Shares	Amount	Shares	Amount	Shares	Amount

Contributions to the
Capital Accumulation Plan
Matching contributions	351	$147	867	$1,707	176	$1,593
Voluntary contributions	—	$—	84	$673	88	$648

Employee Stock Purchase Plan

Effective June 30, 2009, we discontinued our Gray Television, Inc. Employee Stock Purchase Plan (the “Stock Purchase Plan”). The Stock Purchase Plan was intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code and to provide eligible employees with an opportunity to purchase our common stock through payroll deductions. Originally, an aggregate of 500,000 shares of our common stock were reserved for issuance under the Stock Purchase Plan and were available for purchase,

GRAY TELEVISION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

subject to adjustment in the event of a stock split, stock dividend or other similar change in our common stock or capital structure. In order to ensure that our Stock Purchase Plan had adequate shares available for issuance through June 30, 2009, we proposed and our shareholders approved at our annual 2009 shareholders meeting that an additional 600,000 shares of our common stock be reserved for issuance under our Stock Purchase Plan. As of June 30, 2009 and before discontinuance of our Stock Purchase Plan, 480,510 shares were available for issuance under this plan. The price per share at which shares of common stock were purchased under the Stock Purchase Plan during any purchase period was 85% of the fair market value of the common stock on the last day of the purchase period.

11.	Commitments and Contingencies

We have various operating lease commitments for equipment, land and office space. We also have commitments for various syndicated television programs and commitments for the purchase of equipment.

Future minimum payments for these commitments are as follows (in thousands):

			Syndicated
		Operating	Television
Year	Equipment	Lease	Programming	Total

2010	$832	$1,321	$4,502	$6,655
2011	—	1,102	11,431	12,533
2012	—	678	5,095	5,773
2013	—	653	962	1,615
2014	—	578	295	873
Thereafter	—	3,787	19	3,806

Total	$832	$8,119	$22,304	$31,255

The amounts in the table above are estimates of commitments that are in addition to the liabilities accrued for on our balance sheet as of December 31, 2009.

Leases

We have no material capital leases. Where leases include rent holidays, rent escalations, rent concessions and leasehold improvement incentives, the value of these incentives are amortized over the lease term including anticipated renewal periods. Leasehold improvements are depreciated over the associated lease term including anticipated renewal periods. Rent expense resulting from operating leases for the years ended December 31, 2009, 2008 and 2007 were $1.6 million, $1.6 million and $1.5 million, respectively.

Sports Marketing Agreements

On October 12, 2004, the University of Kentucky (“UK”) jointly awarded a sports marketing agreement to a subsidiary of IMG Worldwide, Inc. (“IMG”) and us (the “UK Agreement”). The UK Agreement commenced on April 16, 2005 and has an initial term of seven years with the option to extend for three additional years.

On July 1, 2006, the terms between IMG and us concerning the UK Agreement were amended. The amended agreement provides that we will share in profits in excess of certain amounts specified by the agreement, if any, but not losses. The agreement also provides that we will separately retain all local broadcast advertising revenue and pay all local broadcast expenses for activities under the agreement. Under the amended agreement, IMG agreed to make all license fee payments to UK. However, if IMG is unable to pay the license fee to UK, we will then pay the unpaid portion of the license fee to UK. As of December 31, 2009, the aggregate license fees to be paid by IMG to UK over the remaining portion of the full ten-year term

GRAY TELEVISION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(including optional three additional years) for the agreement is approximately $45.4 million. If we make advances on behalf of IMG, IMG is required to reimburse us for the amount paid within 60 days after the close of each contract year which ends on June 30th. IMG has also agreed to pay interest on any advance at a rate equal to the prime rate. During the years ended December 31, 2009 and 2008, we did not advance any amounts to UK on behalf of IMG under this agreement. As of December 31, 2009, we do not consider the risk of non-performance by IMG to be high.

Legal Proceedings and Claims

We are subject to legal proceedings and claims that arise in the normal course of our business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions, will not materially affect our financial position.

12.	Goodwill and Intangible Assets

A summary of changes in our goodwill and other intangible assets, on a net basis, for the years ended December 31, 2009 and 2008 is as follows (in thousands):

	Net Balance at				Net Balance at
	December 31,				December 31,
	2008	Adjustments	Impairment	Amortization	2009

Goodwill	$170,522	$—	$—	$—	$170,522
Broadcast licenses	818,981	—	—	—	818,981
Definite lived intangible assets	1,893	—	—	(577)	1,316

Total intangible assets net of accumulated amortization	$991,396	$—	$—	$(577)	$990,819

	Net Balance at				Net Balance at
	December 31,				December 31,
	2007	Adjustments	Impairment	Amortization	2008

Goodwill	269,118	$—	$(98,596)	$—	$170,522
Broadcast licenses	1,059,066	—	(240,085)	—	818,981
Definite lived intangible assets	2,685	—	—	(792)	1,893

Total intangible assets net of accumulated amortization	$1,330,869	$—	$(338,681)	$(792)	$991,396

A summary of changes in our goodwill, on a gross basis, for the years ended December 31, 2009 and 2008 is as follows (in thousands):

	As of		As of
	December 31,		December 31,
	2008	Impairment	2009

Goodwill, gross	$269,118	$—	$269,118
Accumulated goodwill impairment	(98,596)	—	(98,596)

Goodwill, net	$170,522	$—	$170,522

GRAY TELEVISION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of		As of
	December 31,		December 31,
	2007	Impairment	2008

Goodwill, gross	$269,118	$—	$269,118
Accumulated goodwill impairment	—	(98,596)	(98,596)

Goodwill, net	$269,118	$(98,596)	$170,522

As of December 31, 2009 and 2008, our intangible assets and related accumulated amortization consisted of the following (in thousands):

	As of December 31, 2009			As of December 31, 2008
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net

Intangible assets not currently subject to amortization:
Broadcast licenses	$872,680	$(53,699)	$818,981	$872,680	$(53,699)	$818,981
Goodwill	170,522	—	170,522	170,522	—	170,522

	$1,043,202	$(53,699)	$989,503	$1,043,202	$(53,699)	$989,503

Intangible assets subject to amortization:
Network affiliation agreements	$1,264	$(1,183)	$81	$1,264	$(1,119)	$145
Other definite lived intangible assets	13,484	(12,249)	1,235	13,484	(11,736)	1,748

	$14,748	$(13,432)	$1,316	$14,748	$(12,855)	$1,893

Total intangibles	$1,057,950	$(67,131)	$990,819	$1,057,950	$(66,554)	$991,396

Amortization expense for the years ended December 31, 2009, 2008 and 2007 was $0.6 million, $0.8 million and $0.8 million, respectively. Based on the current amount of intangible assets subject to amortization, we expect that amortization expense for the succeeding five years will be as follows: 2010, $479,000; 2011, $125,000; 2012, $75,000; 2013, $50,000 and 2014, $38,000. As acquisitions and dispositions occur in the future, actual amounts may vary from these estimates.

Impairment of goodwill and broadcast license

As of December 31, 2009, we tested our goodwill, broadcast licenses and other intangible asset recorded values for potential impairment and concluded that the balances were reasonably stated. As a result, we did not record an impairment expense for our goodwill, broadcast licenses or other intangible assets during fiscal 2009.

As of December 31, 2008, we recorded a non-cash impairment expense of $338.7 million resulting from a write-down of $98.6 million in the recorded value of our goodwill and a write-down of $240.1 million in the recorded value of our broadcast licenses. The write-down of our goodwill and broadcast licenses related to seven stations and 23 stations, respectively. We tested our unamortized intangible assets for impairment at December 31, 2008. As of the testing date, we believed events had occurred and circumstances changed that

GRAY TELEVISION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

more likely than not reduce the fair value of our broadcast licenses and goodwill below their carrying amounts. These events, which accelerated in the fourth quarter of 2008, included: (i) the continued decline of the price of our common stock and Class A common stock; (ii) the decline in the current selling prices of television stations; (iii) the decline in local and national advertising revenues excluding political advertising revenue; and (iv) the decline in the operating profit margins of some of our stations. We did not record a similar impairment expense in the prior year.

See Note 1. “Description of Business and Summary of Significant Accounting Policies” for further discussion of our accounting policies regarding goodwill, broadcast licenses and other intangible assets.

13.	Selected Quarterly Financial Data (Unaudited)

	Fiscal Quarters
	First	Second	Third	Fourth
	(In thousands, except for per share data)

Year Ended December 31, 2009:
Operating revenues	$61,354	$65,057	$66,446	$77,517
Operating income	4,766	8,998	10,630	18,685
Loss on early extinguishment of debt	(8,352)	—	—	—
Net loss	(8,920)	(6,648)	(5,520)	(1,959)
Net loss available to common stockholders	(12,970)	(10,699)	(9,988)	(6,509)
Basic net loss available to common stockholders per share	$(0.27)	$(0.22)	$(0.21)	$(0.13)
Diluted net loss available to common stockholders per share	$(0.27)	$(0.22)	$(0.21)	$(0.13)
Year Ended December 31, 2008:
Operating revenues	$70,999	$78,743	$82,631	$94,803
Impairment of goodwill and broadcast licenses	—	—	—	338,681
Operating income	9,281	18,738	20,511	(307,425)
Net (loss) income	(3,850)	3,215	4,644	(206,025)
Net (loss) income available to common stockholders	(3,850)	3,090	1,477	(209,326)
Basic net (loss) income available to common stockholders per share	$(0.08)	$0.06	$0.03	$(4.32)
Diluted net (loss) income available to common stockholders per share	$(0.08)	$0.06	$0.03	$(4.32)

Because of the method used in calculating per share data, the quarterly per share data will not necessarily add to the per share data as computed for the year.

14.	Subsequent Event — Long-term Debt Amendment

Effective as of March 31, 2010, we amended our existing senior credit facility to provide for, among other things: (i) an increase in the maximum total net leverage ratio covenant under the senior credit facility through March 30, 2011 and (ii) a potential issuance of capital stock and/or senior or subordinated debt securities, which could include securities with a second lien security interest (the “Replacement Debt”). This amendment to the senior credit facility also provides for a reduction in the revolving loan commitment under the senior credit facility from $50.0 million to $40.0 million.

GRAY TELEVISION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

From March 31, 2010 until the date we complete an offering of Replacement Debt resulting in the repayment of not less than $200.0 million of our term loan outstanding under the senior credit facility, (i) we are required to pay an annual incentive fee equal to 2.0%, which fee will be eliminated upon the consummation of such offering and repayment, (ii) the annual facility fee will remain at 3.0%, which fee will, following such repayment, be reduced to 1.25% per year, with a potential for further reductions in future periods, and (iii) we will remain subject to a maximum total net leverage ratio, which will, following such repayment, be replaced by a first lien leverage test, as described in the following paragraph. In addition, from and after such repayment, we will be required to comply with a minimum fixed charge coverage ratio of 0.90x to 1.0x.

Upon the completion of an offering of Replacement Debt that results in the repayment of not less than $200.0 million of our term loan outstanding under the senior credit facility, we will, from the date of such repayment, be subject to a maximum first lien leverage ratio covenant, which will replace our current maximum total leverage ratio covenant. The covenant will range from 7.5x to 6.5x, depending upon the amount of any such repayment.

The use of proceeds from any issuance of Replacement Debt will generally be limited to the repayment of amounts outstanding under the term loan under the senior credit facility and, in certain circumstances, to the repurchase of outstanding shares of our Series D Perpetual Preferred Stock. We cannot provide any assurances that such a sale of Replacement Debt, or any repurchase of such preferred stock, will be completed by us, or of the terms or timing thereof.

Beginning April 30, 2010 and thereafter, all interest and fees accrued under the senior credit facility will be payable in cash upon their respective due dates, with no portion of such accrued interest and fees being subject to deferral.

A summary of certain significant terms contained in our senior credit facility (i) before the March 31, 2010 amendment, (ii) as so amended, and (iii) as amended and after giving affect to a potential issuance of

GRAY TELEVISION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Replacement Debt and repayment of at least $200.0 million of term loans under the senior credit facility, are summarized in the table below:

As Amended and
		As Amended and	After Giving Effect
		Prior to Potential	to a Potential
		Issuance of	Issuance of
		Replacement Debt	Replacement Debt
	Prior to Amendment	and Related	and Related
	on March 31,	Repayment of Term	Repayment of Term
Description	2010	Loan	Loan

Annual interest rate on outstanding term loan balance	LIBOR plus 3.50% or BASE plus 2.50%	Same	Same

Annual interest rate on outstanding revolving loan balance	LIBOR plus 3.50% or BASE plus 2.50%	Same	Same

Annual facility fee rate	3.00% with a potential for reduction in future periods.	3.00% with a potential for reduction in future periods.	1.25% with a potential for reduction in future periods.

Annual incentive fee rate	0.00%	2.00%	0.00%

Annual commitment fee on undrawn revolving loan balance	0.50%	Same	Same

Revolving loan commitment	$50 million	$40 million	$40 million

Maximum total net leverage ratio at:
March 31, 2010 through June 29, 2010	7.00x	9.00x	Replaced with a first lien leverage test as described above.
June 30, 2010 through September 29, 2010	6.50x	9.50x
September 30, 2010 through March 30, 2011	6.50x	9.75x
March 31, 2011 and thereafter	6.50x	6.50x

Minimum fixed charge coverage ratio	None	Same	0.90x to 1.00x

Maximum cash balance that can be deducted from total debt to calculate net debt in the total net leverage ratio (or first lien leverage test, as applicable)	$10.0 million	Same	$15.0 million

GRAY TELEVISION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In order to obtain this amendment, we incurred loan issuance costs of approximately $4.1 million, in addition to other legal and professional fees. We are currently evaluating the accounting treatment of the loan issuance costs incurred and the related tax effects of the transaction. As of December 31, 2009, we had a deferred loan cost balance of $1.6 million. If the amendment constitutes a significant modification to the senior credit facility in the three-month period ended March 31, 2010, we may be required to expense all or a portion of our deferred loan cost balance. As of March 31, 2010, after giving effect to the amendment, we expect to be in compliance with all covenants under the senior credit facility.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, the CEO and the CFO have concluded that as of the end of such period our disclosure controls and procedures were effective to ensure that (i) information required to be disclosed in reports that we file or furnish under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and to ensure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2009 identified in connection with this evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report on Internal Control Over Financial Reporting

Our report, “Management’s Report on Internal Control over Financial Reporting” and the report of our registered public accounting firm, “Report of Independent Registered Public Accounting Firm,” are set forth in Item 8 of this Annual Report on Form 10-K.

Item 9B.	Other Information.

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information set forth under the headings “Election of Directors,” “Board Committees And Membership,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in our definitive Proxy Statement for the 2010 Annual Meeting of Shareholders (to be filed within 120 days after December 31, 2009) is incorporated herein by reference. In addition, the information set forth under “Executive Officers of the Registrant” in Part I of this Report is incorporated herein by reference.

There have been no changes to the procedures by which stockholders may recommend nominees to our Board of Directors since our last disclosure of such procedures, which appeared in our definitive Proxy Statement for our 2009 Annual Meeting of Shareholders.

Item 11.	Executive Compensation.

The information set forth under the headings “Executive Compensation,” “Report of Management Personnel Committee,” “Compensation Committee Interlocks and Insider Participation” and “Certain Relationships and Related Party Transactions” in our definitive Proxy Statement for the 2010 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information set forth under the heading “Beneficial Share Ownership” in our definitive Proxy Statement for the 2010 Annual Meeting of Shareholders is incorporated herein by reference.

Equity Compensation Plan Information

The following table gives information about the common stock and Class A common stock that may be issued upon the exercise of options, warrants and rights under all existing equity compensation plans as of December 31, 2009.

Equity Compensation Plan Information
			Number of Securities Remaining
	Number of Securities to	Weighted-Average	Available for Future Issuance
	be Issued Upon Exercise	Exercise Price of	Under Equity Compensation
	of Outstanding Options,	Outstanding Options	Plans (Excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in 1st Column)
	(In thousands)		(In thousands)

Common Stock:
Equity compensation plans approved by security holders(1)(2)	1,476	$8.28	7,392
Equity compensation plans not approved by security holders	—	$—	—

Total	1,476		7,392

Class A Common Stock:
Equity compensation plans approved by security holders(1)	—	$—	1,000
Equity compensation plans not approved by security holders	—	$—	—

Total	—		1,000

(1)	Under our 2007 Long-Term Incentive Plan, we are authorized to issue options to acquire an additional 4,979,300 shares of either our common stock or our class A common stock; however, of this amount, we can not grant options to acquire in excess of 1,000,000 shares of our Class A common stock. For purposes of this disclosure, we have assumed the issuance of options to acquire 4,979,300 shares of our common stock and 1,000,000 shares of our Class A common stock.

(2)	Includes 1,642,849 shares of our common stock that are issuable under our Capital Accumulation Plan, which is intended to meet the requirements of Section 401(k) of the Internal Revenue Code. Includes 770,000 shares of our common stock that are issuable under our Directors’ Restricted Stock Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information set forth under the headings “Certain Relationships and Related Party Transactions” and “Corporate Governance” in our definitive Proxy Statement for the 2010 Annual Meeting of Shareholders is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

The information set forth under the heading “Independent Registered Public Accounting Firm” in our definitive Proxy Statement for the 2010 Annual Meeting of Shareholders concerning principal accountant fees and services is incorporated herein by reference.

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

(b) Exhibits.

3.1	Restated Articles of Incorporation of Gray Television, Inc., as amended to date
3.2	Bylaws of Gray Television, Inc. as amended to date
4.1	See Exhibits 3.1 and 3.2 for certain provisions of our Articles of Incorporation and Bylaws defining the rights of holders of our common stock, class A common stock and preferred stock.
10.1	2002 Long Term Incentive Plan (incorporated by reference to Appendix C to our definitive Proxy Statement on Schedule 14A filed August 15, 2002)*
10.2	Director Restricted Stock Plan (incorporated by reference to Exhibit 10.12 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2002)*
10.3	Credit Agreement dated as of March 19, 2007 by and among Gray Television, Inc., as Borrower; the Lenders Referred to Therein, as Lenders; Wachovia Bank, National Association, as Administrative Agent for the Lenders; Bank of America, N. A., as Syndication Agent; and Goldman Sachs Credit Partners L.P., Deutsche Bank Trust Company Americas and Bank of Scotland, each as a Documentation Agent; Wachovia Capital Markets, LLC, as Sole Lead Arranger; Wachovia Capital Markets, LLC, Banc of America Securities LLC and Goldman Sachs Credit Partners L.P. as Joint Bookrunners (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007)
10.4	Collateral Agreement dated as of March 19, 2007 by and among Gray Television, Inc. and certain of its Subsidiaries as Grantors, in favor of Wachovia Bank, National Association, as Administrative Agent (incorporate by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007)
10.5	Guaranty Agreement dated as of March 19, 2007 by and among certain Subsidiaries of Gray Television, Inc., as Guarantors, in favor of Wachovia Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007)
10.6	2007 Long Term Incentive Plan (incorporated by reference to Appendix A to our definitive Proxy Statement on Schedule 14A filed April 3, 2007)*
10.7	Consulting Agreement dated as of December 23, 2008, by and between Gray Television, Inc. and J. Mack Robinson (incorporated by reference to Exhibit 10.9 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008)*
10.8	First Amendment to the Credit Agreement by and among Gray Television, Inc.; certain subsidiaries thereof; the Lenders party thereto pursuant to an authorization; and Wachovia Bank, National Association, as administrative agent, dated as of March 31, 2009 (incorporated by reference to Exhibit 10.10 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

14.1	Code of Ethics for Gray Television, Inc. as approved by the Company’s board of directors on March 3, 2004 (incorporated by reference to Exhibit 14.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003)
21.1	Subsidiaries of the Registrant
23.1	Consent of McGladrey & Pullen, LLP
24.1	Power of Attorney (contained in the signature page of this Report)
31.1	Rule 13a-14(a) Certificate of Chief Executive Officer
31.2	Rule 13a-14(a) Certificate of Chief Financial Officer
32.1	Section 1350 Certificate of Chief Executive Officer
32.2	Section 1350 Certificate of Chief Financial Officer

*	Management Contract or Compensatory Plan or Arrangement

(c)	Financial Statement Schedules — The response to this section is submitted as a part of (a), (1) and (2).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gray Television, Inc.

By:	/s/ Hilton H. Howell, Jr.
Hilton H. Howell, Jr.,
Vice-Chairman and Chief Executive Officer

Date: April 6, 2010

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

By:	/s/ William E. Mayher, III
William E. Mayher, III,
Chairman of the Board

Date: April 6, 2010

By:	/s/ J. Mack Robinson
J. Mack Robinson, Director

Date: April 6, 2010

By:	/s/ Richard L. Boger
Richard L. Boger, Director

Date: April 6, 2010

By:	/s/ RAY M. DEAVER
Ray M. Deaver, Director

Date: April 6, 2010

By:
/s/  T. L. ELDER
T. L. Elder, Director

Date: April 6, 2010

By:	/s/ Hilton H. Howell, Jr.
Hilton H. Howell, Jr., Director

Date: April 6, 2010

By:	/s/ Zell B. Miller
Zell B. Miller, Director

Date: April 6, 2010

By:	/s/ Howell W. Newton
Howell W. Newton, Director

Date: April 6, 2010

By:	/s/ Hugh Norton
Hugh Norton, Director

Date: April 6, 2010

By:	/s/ Robert S. Prather, Jr.
Robert S. Prather, Jr., Director

Date: April 6, 2010

By:	/s/ Harriett J. Robinson
Harriett J. Robinson, Director

Date: April 6, 2010

By:	/s/ James C. Ryan
James C. Ryan,
Sr. Vice President & Chief Financial Officer

Date: April 6, 2010

By:	/s/ Jackson S. Cowart, IV
Jackson S. Cowart, IV,
Chief Accounting Officer

Date: April 6, 2010

GRAY TELEVISION, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Col. A	Col. B	Col. C		Col. D	Col. E
		Additions
			(2)
		(1)	Charged to
	Balance at	Charged to	Other		Balance at
	Beginning	Costs and	Accounts	Deductions	End of
Description	of Period	Expenses	(a)	(b)	Period
	(In thousands)

Year Ended December 31, 2009:
Allowance for doubtful accounts	$1,543	925	$—	$(1,376)	$1,092
Valuation allowance for deferred tax asset	$4,909	$1,565	$—	$(12)	$6,462
Year Ended December 31, 2008:
Allowance for doubtful accounts	$1,303	$1,790	$—	$(1,550)	$1,543
Valuation allowance for deferred tax asset	$5,215	$1,247	$—	$(1,553)	$4,909
Year Ended December 31, 2007:
Allowance for doubtful accounts	$1,033	$1,000	$—	$(730)	$1,303
Valuation allowance for deferred tax asset	$4,784	$431	$—	$—	$5,215

(a)	Represents amounts recorded in connection with acquisitions.

(b)	In 2009, 2008 and 2007, represents write-offs of amounts not considered collectible in the allowance for doubtful accounts. In 2009 and 2008, represents the expiration of certain net operating loss carryforwards in the valuation allowance for deferred tax asset. In 2008 the valuation allowance for deferred tax assets also included a deduction for the reversal of a state tax valuation allowance due to a change in our filing structure.

.

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Articles of incorporation, as amended to date
3.2	Amended and restated bylaws, as amended to date
21.1	Subsidiaries of the Registrant
23.1	Consent of McGladrey & Pullen, LLP
31.1	Rule 13 a — 14(a) Certificate of the Chief Executive Officer
31.2	Rule 13 a — 14(a) Certificate of the Chief Financial Officer
32.1	Section 1350 Certificate of the Chief Executive Officer
32.2	Section 1350 Certificate of the Chief Financial Officer