Form 10-Q
period 2010-03-31
GRAY TELEVISION INC
filed 2010-05-10
CIK 43196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2010 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to                      .
Commission file number: 1-13796
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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (do not check if a smaller reporting company)	Smaller Reporting Company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock (No Par Value)	Class A Common Stock (No Par Value)

51,381,084 shares outstanding as of May 7, 2010	5,753,020 shares outstanding as of May 7, 2010

INDEX
GRAY TELEVISION, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands)

	March 31,	December 31,
	2010	2009
Assets:
Current assets:
Cash	$13,664	$16,000
Trade accounts receivable, less allowance for doubtful accounts of $847 and $1,092, respectively	52,580	57,179
Current portion of program broadcast rights, net	6,781	10,220
Deferred tax asset	1,597	1,597
Prepaid and other current assets	3,429	1,788

Total current assets	78,051	86,784

Property and equipment, net	143,196	148,092
Deferred loan costs, net	5,631	1,619
Broadcast licenses	818,981	818,981
Goodwill	170,522	170,522
Other intangible assets, net	1,194	1,316
Investment in broadcasting company	13,599	13,599
Other	4,641	4,826

Total assets	$1,235,815	$1,245,739

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands)

	March 31,	December 31,
	2010	2009
Liabilities and stockholders’ equity:
Current liabilities:
Trade accounts payable	$5,666	$6,047
Employee compensation and benefits	9,553	9,675
Accrued interest	12,664	13,531
Other accrued expenses	4,193	4,814
Interest rate hedge derivatives	360	6,344
Federal and state income taxes	4,371	4,206
Current portion of program broadcast obligations	11,883	15,271
Acquisition related liabilities	863	863
Deferred revenue	6,255	6,241
Current portion of long-term debt	8,080	8,080

Total current liabilities	63,888	75,072

Long-term debt, less current portion	781,709	783,729
Long-term accrued facility fee	24,245	18,307
Program broadcast obligations, less current portion	1,391	1,531
Deferred income taxes	141,079	142,204
Long-term deferred revenue	2,578	2,638
Long-term accrued dividends	23,167	18,917
Accrued pension costs	13,761	13,969
Other	2,170	2,366

Total liabilities	1,053,988	1,058,733

Commitments and contingencies (Note 8)

Preferred stock, no par value; cumulative; redeemable; designated 1.00 shares, issued and outstanding 1.00 shares ($100,000 aggregate liquidation value)	93,687	93,386

Stockholders’ equity:
Common stock, no par value; authorized 100,000 shares, issued 47,534 shares and 47,530 shares, respectively	453,987	453,824
Class A common stock, no par value; authorized 15,000 shares, issued 7,332 shares	15,321	15,321
Accumulated deficit	(312,992)	(303,698)
Accumulated other comprehensive loss, net of income tax	(5,663)	(9,314)

	150,653	156,133
Treasury stock at cost, common stock, 4,655 shares	(40,115)	(40,115)
Treasury stock at cost, Class A common stock, 1,579 shares	(22,398)	(22,398)

Total stockholders’ equity	88,140	93,620

Total liabilities and stockholders’ equity	$1,235,815	$1,245,739

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except for per share data)

	Three Months Ended
	March 31,
	2010	2009

Revenues (less agency commissions)	$70,482	$61,354
Operating expenses before depreciation, amortization and gain on disposal of assets, net:
Broadcast	47,567	45,654
Corporate and administrative	2,922	4,046
Depreciation	7,975	8,261
Amortization of intangible assets	122	149
Gain on disposal of assets, net	(44)	(1,522)

	58,542	56,588

Operating income	11,940	4,766
Other income (expense):
Miscellaneous income, net	39	12
Interest expense	(19,611)	(10,113)
Loss from early extinguishment of debt	(349)	(8,352)

Loss before income taxes	(7,981)	(13,687)
Income tax benefit	(3,238)	(4,767)

Net loss	(4,743)	(8,920)
Preferred dividends (includes accretion of issuance cost of $301 and $301, respectively)	4,551	4,051

Net loss available to common stockholders	$(9,294)	$(12,971)

Basic and diluted per share information:
Net loss available to common stockholders	$(0.19)	$(0.27)

Weighted average shares outstanding	48,565	48,489

Dividends declared per common share	$—	$—

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (Unaudited)
(in thousands, except for number of shares)

										Accumulated
	Class A					Class A		Common		Other
	Common Stock		Common Stock		Accumulated	Treasury Stock		Treasury Stock		Comprehensive
	Shares	Amount	Shares	Amount	Deficit	Shares	Amount	Shares	Amount	Loss	Total
Balance at December 31, 2009	7,331,574	$15,321	47,529,502	$453,824	$(303,698)	(1,578,554)	$(22,398)	(4,654,750)	$(40,115)	$(9,314)	$93,620
Net loss	—	—	—	—	(4,743)	—	—	—	—	—
Gain on derivatives, net of income tax	—	—	—	—	—	—	—	—	—	3,651
Comprehensive loss											(1,092)
Preferred stock dividends	—	—	—	—	(4,551)	—	—	—	—	—	(4,551)
Issuance of common stock: 401(k) plan	—	—	4,805	8	—	—	—	—	—	—	8
Share-based compensation				155							155

Balance at March 31, 2010	7,331,574	$15,321	47,534,307	$453,987	$(312,992)	(1,578,554)	$(22,398)	(4,654,750)	$(40,115)	$(5,663)	$88,140

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2010	2009
Operating activities
Net loss	$(4,743)	$(8,920)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities
Depreciation	7,975	8,261
Amortization of intangible assets	122	149
Amortization of deferred loan costs	81	119
Amortization of restricted stock awards	58	61
Amortization of stock option awards	97	292
Write-off loan acquisition costs from early extinguishment of debt	349	8,352
Accrual of long-term facility fee	5,938	—
Amortization of program broadcast rights	3,853	3,770
Payments on program broadcast obligations	(3,875)	(3,856)
Common stock contributed to 401(k) plan	7	127
Deferred income taxes	(3,458)	(4,718)
Gain on disposal of assets, net	(44)	(1,522)
Pension expense net of contributions	(205)	703
Other	(64)	(107)
Changes in operating assets and liabilities:
Receivables and other current assets	3,084	5,082
Accounts payable and other current liabilities	(1,322)	(3,730)
Accrued interest	(867)	(5,359)

Net cash provided by (used in) operating activities	6,986	(1,296)

Investing activities
Purchases of property and equipment	(2,888)	(5,183)
Proceeds from asset sales	11	9
Equipment transactions related to spectrum reallocation, net	(106)	(48)
Payments on acquisition related liabilities	(162)	(177)
Other	(40)	(70)

Net cash used in investing activities	(3,185)	(5,469)

Financing activities
Repayments of borrowings on long-term debt	(2,020)	(2,021)
Deferred loan costs	(4,117)	(7,006)

Net cash used in financing activities	(6,137)	(9,027)

Net decrease in cash	(2,336)	(15,792)
Cash at beginning of period	16,000	30,649

Cash at end of period	$13,664	$14,857

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1. Basis of Presentation
     The accompanying condensed consolidated balance sheet as of December 31, 2009, which was derived from the audited financial statements as of December 31, 2009 of Gray Television, Inc. (“we”, “us”, “our”, “Gray” or the “Company”) and our accompanying unaudited condensed consolidated financial statements as of and for the period ended March 31, 2010 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, such financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Our operations consist of one reportable segment. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”). Operating results for the three month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for any future interim period or for the year ending December 31, 2010.
Seasonality
     Broadcast advertising revenues are generally highest in the second and fourth quarters each year, due in part to increases in advertising in the spring and in the period leading up to and including the holiday season. In addition, broadcast advertising revenues are generally higher during even numbered years due to increased spending by political candidates and special interest groups in advance of upcoming elections, which spending typically is heaviest during the fourth quarter of such years.
Earnings Per Share
     We compute basic earnings per share by dividing net income by the weighted-average number of common shares outstanding during the relevant period. The weighted-average number of common shares outstanding does not include unvested restricted shares. These shares, although classified as issued and outstanding, are considered contingently returnable until the restrictions lapse and are not included in the basic earnings per share calculation until the shares are vested. Diluted earnings per share is computed by including all potentially dilutive common shares issuable, including restricted stock and stock options in the diluted weighted-average shares outstanding calculation. The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding for the three month periods ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended
	March 31,
	2010	2009

Weighted-average shares outstanding-basic	48,565	48,489
Stock options and restricted stock	—	—

Weighted-average shares outstanding-diluted	48,565	48,489

1. Basis of Presentation (Continued)
Earnings Per Share (Continued)
     For periods in which we reported losses, all potentially dilutive common shares are excluded from the computation of diluted earnings per share, since their inclusion would be antidilutive. Securities that could potentially dilute earnings per share in the future, but which were not included in the calculation of diluted earnings per share because their inclusion would have been antidilutive for the periods presented are as follows (in thousands):

	Three Months Ended
	March 31,
	2010	2009

Potentially dilutive common shares outstanding at end of period:
Employee stock options	1,383	1,939
Unvested restricted stock	66	100

Total	1,449	2,039

Accumulated Other Comprehensive Loss
     Our accumulated other comprehensive loss balances as of March 31, 2010 and December 31, 2009 consist of adjustments to our derivative liability as follows (in thousands):

	March 31,	December 31,
	2010	2009

Accumulated balances of items included in accumulated other comprehensive loss:
Loss on derivatives, net of income tax	$(219)	$(3,870)
Pension liability adjustments, net of income tax	(5,444)	(5,444)

Accumulated other comprehensive loss	$(5,663)	$(9,314)

1. Basis of Presentation (Continued)
Property and Equipment
     Property and equipment are carried at cost. Depreciation is computed principally by the straight-line method. Buildings, towers, improvements and equipment are generally depreciated over estimated useful lives of approximately 35 years, 20 years, 10 years and 5 years, respectively. Maintenance, repairs and minor replacements are charged to operations as incurred; and major replacements and betterments are capitalized. The cost of any assets sold or retired and the related accumulated depreciation are removed from the accounts at the time of disposition, and any resulting profit or loss is reflected in income or expense for the period. The following table lists components of property and equipment by major category (in thousands):

	March 31,	December 31,
	2010	2009
Property and equipment:
Land	$23,052	$23,046
Buildings and improvements	51,599	51,606
Equipment	293,337	291,682

	367,988	366,334
Accumulated depreciation	(224,792)	(218,242)

Total property and equipment, net	$143,196	$148,092

Recent Accounting Pronouncements
     The following accounting pronouncements were recently issued by the Financial Accounting Standards Board (“FASB”) and we consider them relevant to our operations and the preparation of our financial reports.
     In February 2010, the FASB issued FASB Accounting Standards Update 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. Topic 855 removes the requirement for a U.S. Securities and Exchange Commission (“SEC”) filer to disclose a date in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. This update was effective upon issuance for Gray. Our adoption of this update did not have a significant impact upon our financial statements.
     In January 2010, the FASB issued FASB Accounting Standards Update 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This update provides amendments to Topic 820 that will provide for more robust disclosures about the (1) different classes of assets and liabilities measured at fair value, (2) valuation techniques and inputs used, (3) activity in Level 3 fair value measurements, and (4) transfers between Levels 1, 2, and 3. This update is effective for interim and annual reporting periods beginning after December 15, 2009 and we adopted this update on January 1, 2010. Our adoption of this update did not have a significant impact upon our financial statements.

2. Long-term Debt and Accrued Facility Fee
     Long-term debt consists of our senior credit facility as follows (in thousands):

	March 31,	December 31,
	2010	2009
Long-term debt:
Senior credit facility — current portion	$8,080	$8,080
Senior credit facility — long-term portion	781,709	783,729

Total long-term debt including current portion	789,789	791,809
Long-term accrued facility fee	24,245	18,307

Total long-term debt and accrued facility fee	$814,034	$810,116

Borrowing availability under our senior credit facility	$40,000	$31,681

Leverage ratio as defined in our senior credit facility:
Actual	8.43	8.42
Maximum allowed	9.00	8.75
     Excluding accrued interest, the amounts outstanding under our senior credit facility as of March 31, 2010 and December 31, 2009 consisted of our term loan and an accrued facility fee. The revolving credit facility did not have an outstanding balance as of March 31, 2010 or December 31, 2009.
Amendment of Senior Credit Facility
     Effective as of March 31, 2010, we amended our existing senior credit facility to provide for, among other things: (i) an increase in the maximum total net leverage ratio covenant under the senior credit facility through March 30, 2011 and (ii) a potential issuance of capital stock and/or senior or subordinated debt securities, which could include securities with a second lien security interest (the “Replacement Debt”). This amendment to the senior credit facility reduced the revolving loan commitment under the senior credit facility from $50.0 million to $40.0 million.
     Pursuant to this amendment, from March 31, 2010 until the date we completed an offering of Replacement Debt resulting in the repayment of not less than $200.0 million of our term loan outstanding under the senior credit facility, (i) we were required to pay an annual incentive fee equal to 2.0%, which fee would be eliminated upon the consummation of such offering and repayment, (ii) the annual facility fee remained at 3.0%, which fee, following such repayment, would be reduced to 1.25% per year, with a potential for further reductions in future periods, and (iii) we remained subject to a maximum total net leverage ratio, which ratio, following such repayment, would be replaced by a first lien leverage test, as described in the following paragraph. In addition, from and after such repayment, we would be required to comply with a minimum fixed charge coverage ratio of 0.90x to 1.0x.
     Upon the completion of an offering of Replacement Debt that results in the repayment of not less than $200.0 million of our term loan outstanding under the senior credit facility, we are, from the date of such repayment, subject to a maximum first lien leverage ratio covenant, which replaces the current maximum total leverage ratio covenant. The covenant ranges from 7.5x to 6.5x, depending upon the amount of any such repayment.
     The use of proceeds from any issuance of Replacement Debt is generally limited to the repayment of amounts outstanding under the term loan under the senior credit facility and, in certain circumstances, to the repurchase of outstanding shares of our Series D Perpetual Preferred Stock.
     Beginning April 30, 2010 and thereafter, all interest and fees accrued under the senior credit facility are payable in cash upon their respective due dates, with no portion of such accrued interest and fees being subject to deferral.

2. Long-term Debt and Accrued Facility Fee (Continued)
Amendment of Senior Credit Facility (Continued)
     A summary of certain significant terms contained in our senior credit facility (i) before the March 31, 2010 amendment, (ii) as so amended, and (iii) as amended and after giving effect to a potential issuance of Replacement Debt and repayment of at least $200.0 million of term loans under the senior credit facility is as follows:

		As Amended and	As Amended and
		Prior to the	After Giving Effect to
		Issuance of	the Issuance of
		Replacement	Replacement Debt
		Debt and Related	and Related
	Prior to Amendment	Repayment of	Repayment of
Description	on March 31, 2010	Term Loan	Term Loan

Annual interest rate on outstanding
term loan balance	LIBOR plus 3.50%	Same	Same
or BASE plus 2.50%

Annual interest rate on outstanding
revolving loan balance	LIBOR plus 3.50%	Same	Same
or BASE plus 2.50%

Annual facility fee rate	3.00% with	3.00% with	1.25% with
	a potential for	a potential for	a potential for
	reduction in	reduction in	reduction in
	future periods.	future periods.	future periods.

Annual incentive fee rate	None	2.00%	None

Annual commitment fee on undrawn
revolving loan balance	0.50%	Same	Same

Revolving loan commitment	$50 million	$40 million	$40 million

Maximum total net leverage ratio at:
March 31, 2010 through
June 29, 2010	7.00x	9.00x	Replaced with
June 30, 2010 through			a first lien
September 29, 2010	6.50x	9.50x	leverage test
September 30, 2010 through			as described above.
March 30, 2011	6.50x	9.75x
March 31, 2011 and thereafter	6.50x	6.50x

Minimum fixed charge coverage ratio	None	Same	0.90x to 1.00x

Maximum cash balance that can be deducted from total debt to calculate net debt in the total net leverage ratio (or first lien leverage test, as applicable)	$10.0 million	Same	$15.0 million

2. Long-term Debt and Accrued Facility Fee (Continued)
Amendment of Senior Credit Facility (Continued)
     In order to obtain the March 31, 2010 amendment, we incurred loan issuance costs of approximately $4.4 million, including legal and professional fees. We recorded a loss from early extinguishment of debt of $0.3 million for the three month period ended March 31, 2010. As of March 31, 2010, we had a deferred loan cost balance of $5.6 million and we were in compliance with all covenants under the senior credit facility.
     On April 29, 2010, we completed the issuance of $365 million of our 10 1/2% senior secured second lien notes due 2015 (the “Notes”), which Notes met the definition of “Replacement Debt.” We used the net proceeds from the sale of the Notes to, among other things, repay $300.0 million of outstanding term loans under our senior credit facility. See Note 11. Subsequent Events.
3. Derivatives
Risk Management Objective of Using Derivatives
     We are exposed to certain risks arising from business operations and economic conditions. We attempt to manage our exposure to a wide variety of business and operational risks principally through management of our core business activities. We attempt to manage economic risk, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources and duration of our debt financing and the use of interest rate swap agreements. Specifically, we enter into interest rate swap agreements to manage interest rate exposure with the following objectives:
•	managing current and forecasted interest rate risk while maintaining financial flexibility and solvency;

•	proactively managing our cost of capital to ensure that we can effectively manage operations and execute our business strategy, thereby maintaining a competitive advantage and enhancing shareholder value; and

•	complying with applicable covenant requirements and restrictions.
Cash Flow Hedges of Interest Rate Risk
     In using interest rate derivatives, our objectives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish these objectives, we primarily use interest rate swap agreements as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable rate amounts from a counterparty in exchange for our making fixed-rate payments over the life of the applicable agreement, without exchange of the underlying notional amount. Under the terms of our senior credit facility, we were required to fix the interest rate on at least 50.0% of the outstanding balance thereunder through March 19, 2010. From and after such date, we are no longer required to fix interest rates on any amounts outstanding thereunder.
     During 2007, we entered into three swap agreements to convert $465.0 million of our variable rate debt under our senior credit facility to fixed rate debt. These interest rate swap agreements expired on April 3, 2010, and they were our only derivatives as of March 31, 2010 and December 31, 2009. Upon entering into the swap agreements, we designated them as hedges of variability of our variable rate interest payments attributable to changes in three month London Interbank Offered Rate (“LIBOR”), the designated interest rate. Therefore, these interest rate swap agreements were, prior to their respective expiration dates, considered cash flow hedges.

3. Derivatives (Continued)
Cash Flow Hedges of Interest Rate Risk (Continued)
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
     Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as the related interest payments are made on our variable rate debt. We estimate that an additional $360,000 will be reclassified as an increase in interest expense and a decrease in other comprehensive income (loss) between April 1, 2010 and April 3, 2010.
     Under these swap agreements, we receive variable rate interest at the LIBOR and pay fixed interest at an annual rate of 5.48%. The variable LIBOR is reset in three month periods under the swap agreements. At our option, the variable LIBOR is reset in one month or three month periods for the hedged portion of our variable rate debt.
     The table below presents the fair value of our interest rate swap agreements as well as their classification on our balance sheet as of March 31, 2010 and December 31, 2009. These interest rate swap agreements are our only derivative financial instruments. We did not have any derivatives classified as assets as of March 31, 2010 or December 31, 2009. The fair values of the derivative instruments are estimated by obtaining quotations from the financial institutions that are counterparties to the instruments. The fair values are estimates of the net amount that we would have been required to pay on March 31, 2010 and December 31, 2009 if the agreements were transferred to other parties or cancelled on such dates. Amounts in the following table are in thousands.
Fair Values of Derivative Instruments

	As of March 31, 2010		As of December 31, 2009
	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value

Derivatives designated as hedging instruments:
Interest rate swap agreements	Current liabilities	$360	Current liabilities	$6,344

3. Derivatives (Continued)
Cash Flow Hedges of Interest Rate Risk (Continued)
     The following table presents the effect of our derivative financial instruments on our consolidated statements of operations for the three months ended March 31, 2010 and 2009 (in thousands):

	Cash Flow Hedging
	Relationships for the Three
	Months Ended March 31,
	2010	2009
Interest rate swap agreements:
Liability at beginning of period	$(6,344)	$(24,611)

Effective portion of gains recognized in other comprehensive loss	12,093	5,777

Effective portion of losses recorded in accumulated other comprehensive loss and reclassified into interest expense	(6,109)	(1,617)

Liability at end of period	$(360)	$(20,451)

     For the three months ended March 31, 2010, we recorded income on derivatives as other comprehensive income of $3.7 million, net of a $2.3 million income tax expense. For the three months ended March 31, 2009, we recorded income on derivatives as other comprehensive income of $2.5 million, net of a $1.6 million income tax benefit.
Credit-risk Related Contingent Features
     We manage our counterparty risk by entering into derivative instruments with global financial institutions that we believe present a low risk of credit loss resulting from nonperformance. As of March 31, 2010 and December 31, 2009, we had not recorded a credit value adjustment related to our interest rate swap agreements.
     Our interest rate swap agreements incorporate the covenant provisions of our senior credit facility. Failure to comply with the covenant provisions of the senior credit facility could result in our being in default of our obligations under our interest rate swap agreements.
4. Fair Value Measurement
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

4. Fair Value Measurement (Continued)
Recurring Fair Value Measurements
     Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The following table sets forth our financial agreements, which were accounted for at fair value, by level within the fair value hierarchy as of March 31, 2010 and December 31, 2009 (in thousands):
Recurring Fair Value Measurements

	As of March 31, 2010
	Level 1	Level 2	Level 3	Total

Liabilities:
Interest rate swap agreements	$—	$360	$—	$360

	As of December 31, 2009
	Level 1	Level 2	Level 3	Total

Liabilities:
Interest rate swap agreements	$—	$6,344	$—	$6,344
     Fair value of our interest rate swap agreements is based on estimates provided by the counterparties. Valuation of these items does entail a significant amount of judgment.
Non-Recurring Fair Value Measurements
     We have certain assets that are measured at fair value on a non-recurring basis and are adjusted to fair value only when the carrying values exceed their fair values. Included in the following table are the significant categories of assets measured at fair value on a non-recurring basis as of March 31, 2010 and December 31, 2009 and any impairment charges recorded for those assets in the three months ended March 31, 2010 and 2009 (in thousands).
Non-Recurring Fair Value Measurements

					Impairment Loss for the
	As of March 31, 2010				Three Months Ended March 31,
	Level 1	Level 2	Level 3	Total	2010	2009
Assets:
Property and equipment, net	$—	$—	$143,196	$143,196	$—	$—
Program broadcast rights	—	—	7,763	7,763	69	52
Investment in broadcasting company	—	—	13,599	13,599	—	—
Broadcast licenses	—	—	818,981	818,981	—	—
Goodwill	—	—	170,522	170,522	—	—
Other intangible assets, net	—	—	1,194	1,194	—	—

Total	$—	$—	$1,155,255	$1,155,255	$69	$52

4. Fair Value Measurement (Continued)
Non-Recurring Fair Value Measurements (Continued)

	As of December 31, 2009
	Level 1	Level 2	Level 3	Total
Assets:
Property and equipment, net	$—	$—	$148,092	$148,092
Program broadcast rights	—	—	11,265	11,265
Investment in broadcasting company	—	—	13,599	13,599
Broadcast licenses	—	—	818,981	818,981
Goodwill	—	—	170,522	170,522
Other intangible assets, net	—	—	1,316	1,316

Total	$—	$—	$1,163,775	$1,163,775

     Fair value of our property and equipment is estimated by our engineers. Fair value of our program broadcast rights is based upon estimated future advertising revenue expected to be generated by the programming. Fair value of our investment in broadcasting company is based upon estimated future cash flows. Fair value of broadcast licenses, goodwill and other intangible assets, net, are subjected to impairment testing. Our program broadcast rights impairment charges were recorded as a broadcast operating expense in the respective periods.
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
     The carrying amount of our long-term debt, including the current portion and long-term accrued facility fee, was $814.0 million and $810.1 million, respectively, and the fair value was $786.6 million and $704.8 million, respectively as of March 31, 2010 and December 31, 2009. Fair value of our long-term debt, including the current portion and long-term accrued facility fee, is based on estimates provided by third party financial professionals as of March 31, 2010 and December 31, 2009.
5. Preferred Stock
     As of March 31, 2010 and December 31, 2009, we had 1,000 shares of Series D Perpetual Preferred Stock outstanding. The Series D Perpetual Preferred Stock has a liquidation value of $100,000 per share, for a total liquidation value of $100.0 million as of March 31, 2010 and December 31, 2009 and a recorded value of $93.7 million and $93.4 million as of March 31, 2010 and December 31, 2009, respectively. The difference between the liquidation values and the recorded values was the unaccreted portion of the original issuance discount and issuance cost. Our accrued Series D Perpetual Preferred Stock dividend balances as of March 31, 2010 and December 31, 2009 were $23.2 million and $18.9 million, respectively.

5. Preferred Stock (Continued)
     We have deferred the cash payment of dividends on our Series D Perpetual Preferred Stock since October 1, 2008. When three consecutive cash dividend payments with respect to the Series D Perpetual Preferred Stock remain unfunded, the dividend rate increases from 15.0% per annum to 17.0% per annum. Thus, our Series D Perpetual Preferred Stock dividend began accruing at 17.0% per annum on July 16, 2009 and will accrue at that rate as long as at least three consecutive cash dividend payments remain unfunded.
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
     On April 29, 2010, we completed the repurchase of approximately $60.7 million in face amount, and $14.9 million in accrued dividends, of our Series D Perpetual Preferred Stock in exchange for $50.0 million in cash, using proceeds from the offering of Notes, and the issuance $8.5 million shares of our common stock. See Note 11. Subsequent Events.
6. Retirement Plans
     The following table provides the components of net periodic benefit cost for our pension plans for the three- month periods ended March 31, 2010 and 2009, respectively (in thousands):

	Three Months Ended March 31,
	2010	2009

Service cost	$884	$776
Interest cost	640	550
Expected return on plan assets	(478)	(501)
Loss amortization	249	103

Net periodic benefit cost	$1,295	$928

     During the three months ended March 31, 2010, we contributed $1.5 million to our pension plans. During the remainder of fiscal 2010, we expect to contribute an additional $2.5 million to our pension plans.
7. Stock-based Compensation
     We recognize compensation expense for stock-based payment awards made to our employees and directors, including stock options and restricted shares under our 2007 Long-Term Incentive Plan and our Directors’ Restricted Stock Plan. The following table provides our stock-based compensation expense and related income tax benefit for the three month periods ended March 31, 2010 and 2009, respectively (in thousands).

	Three Months Ended March 31,
	2010	2009
Stock-based compensation expense, gross	$155	$353
Income tax benefit at our statutory rate associated with stock-based compensation	(60)	(124)

Stock-based compensation expense, net	$95	$229

7. Stock-based Compensation (Continued)
Long-term Incentive Plan
     During the three month periods ended March 31, 2010 and 2009, we did not grant any stock options to our employees or directors. A summary of stock option activity related to our common stock for the three month periods ended March 31, 2010 and 2009 is as follows (option amounts in thousands):

	Three Months Ended
	March 31, 2010		March 31, 2009
		Weighted-		Weighted-
		Average		Average
	Options	Exercise Price	Options	Exercise Price
Common stock:
Stock options outstanding — beginning of period	1,476	$8.28	1,949	$8.31
Options granted	—	$—	—	$—
Options exercised	—	$—	—	$—
Options expired	(34)	$12.78	(2)	$12.41
Options forfeited	(59)	$11.38	(8)	$7.82

Stock options outstanding — end of period	1,383	$8.04	1,939	$8.31

Exercisable at end of period	1,338	$8.20	655	$9.91

Weighted-average fair value of options granted during the period		$—		$—
     For the three month period ended March 31, 2010, we did not have any options outstanding for our Class A common stock. As of March 31, 2010, options to acquire 10,000 shares of our outstanding common stock had a per-share exercise price lower than the per-share market price of our common stock and, as of that date, those options had a combined intrinsic value of $2,000.
Directors’ Restricted Stock Plan
     During the three month periods ended March 31, 2010 and 2009, we did not grant any shares of restricted stock to our directors. The unearned compensation associated with prior grants of our restricted common stock is being amortized as an expense over the vesting period of the restricted common stock. The total amount of unearned compensation is equal to the market value of the shares at the date of grant.
     The following table summarizes our non-vested restricted shares during the three month period ended March 31, 2010 (shares in thousands):

		Weighted-
	Number of	Average
	Shares	Fair Value
Restricted Stock:
Non-vested common restricted shares, December 31, 2009	66	$6.64
Granted	—	$—
Vested	—	$—

Non-vested common restricted shares, March 31, 2010	66	$6.64

8. Commitments and Contingencies
Legal Proceedings and Claims
     We are subject to legal proceedings and claims that arise in the normal course of our business. In our opinion, the amount of ultimate liability, if any, with respect to these actions, will not materially affect our financial position.
Sports Marketing Agreement
     On October 12, 2004, the University of Kentucky (“UK”) awarded a sports marketing agreement jointly to us and IMG Worldwide, Inc. (“IMG”) (the “UK Agreement”). The UK Agreement commenced on April 16, 2005 and has an initial term of seven years with the option to extend for three additional years.
     On July 1, 2006, the terms of the agreement between IMG and us were amended. As amended, the UK Agreement provides that we will share in profits in excess of certain amounts specified by the agreement, if any, but not losses. The agreement also provides that we will separately retain all local broadcast advertising revenue and pay all local broadcast expenses for activities under the agreement. Under the amended agreement, IMG agreed to make all license fee payments to UK. However, if IMG is unable to pay the license fee to UK, we will then be required to pay the unpaid portion of the license fee to UK. As of March 31, 2010, the aggregate license fee to be paid by IMG to UK over the remaining portion of the full ten-year term (including the optional three year extension) of the agreement is approximately $45.4 million. If we make advances on behalf of IMG, IMG is required to reimburse us for the amount paid within 60 days after the close of each contract year, which ends on June 30th. IMG has also agreed to pay interest on any advance at a rate equal to the prime rate. During the three months ended March 31, 2010, we did not advance any amounts to UK on behalf of IMG under this agreement. As of March 31, 2010, we do not consider the risk of non-performance by IMG to be high.
9. Goodwill and Intangible Assets
     Our intangible assets consist primarily of network affiliations and broadcast licenses. We did not acquire any network affiliation agreements or broadcast licenses and none of our network affiliation agreements or broadcast licenses were renewed during the three month period ended March 31, 2010. Upon any renewal, we expense all related fees as incurred. There were no triggering events that required a test of impairment of our intangible assets during the three month period ended March 31, 2010. See Critical Accounting Policies included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this quarterly report.
10. Income Taxes
     For the three month periods ended March 31, 2010 and 2009, our effective tax rates were 40.6% and 34.8%, respectively. The effective tax rates differ from the statutory tax rate due to the impact of the following items:

	Three Months Ended March 31,
	2010	2009
Statutory federal income tax rate	35.0%	35.0%
State income taxes	6.0%	0.9%
Reserve for uncertain tax positions	(4.2)%	1.0%
Adjustments to valuation allowance of deferred tax assets	2.2%	(1.6)%
Other	1.6%	(0.5)%

Effective income tax rate	40.6%	34.8%

Income tax benefit	$(3,238)	$(4,767)

11. Subsequent Events
     On April 29, 2010, we issued $365 million aggregate principal amount of Notes. The Notes were priced at 98.085% of par, resulting in gross proceeds to the Company of $358.0 million. The Notes mature on June 29, 2015. Interest accrues on the Notes from April 29, 2010, and interest is payable semi-annually, on May 1 and November 1 of each year. The first interest payment date is November 1, 2010. We may redeem some or all of the Notes at any time after November 1, 2012 at specified redemption prices. We may also redeem up to 35% of the aggregate principal amount of the Notes using the proceeds from certain equity offerings completed before November 1, 2012. In addition, we may redeem some or all of the Notes at any time prior to November 1, 2012 at a price equal to 100% of the principal amount thereof plus a make whole premium, and accrued and unpaid interest. If we sell certain of our assets or experience specific kinds of changes of control, we must offer to repurchase the Notes.
     The Notes and the guarantees thereof are secured by a second priority lien on substantially all of the assets owned by Gray and its subsidiary guarantors, including, among other things, all present and future shares of capital stock, equipment, owned real property, leaseholds and fixtures, in each case subject to certain exceptions and customary permitted liens (the “Notes Collateral”). The Notes Collateral also secures obligations under our senior credit facility, subject to certain exceptions and permitted liens.
     On April 29, 2010, we used a portion of the net proceeds from the sale of Notes to repay $300.0 million in principal amount of term loans outstanding under our senior credit facility, to repay interest thereon and to repay certain fees due thereunder. As a result of the completion of the offering of Notes and the related repayment of term loans, Gray is, from and after April 29, 2010, subject to and required to comply with the terms and conditions of its senior credit facility as set out under the heading “As Amended and After Giving Effect to the Issuance of Replacement Debt and Related Repayment of the Term Loan” in Note 2. “Long-term Debt and Accrued Facility Fee” in these notes to condensed consolidated financial statements.
     Also on April 29, 2010, we repurchased approximately $60.7 million in face amount of Series D Perpetual Preferred Stock, and $14.9 million in accrued dividends thereon, in exchange for $50.0 million in cash, using net proceeds from the sale of Notes, and the issuance of 8.5 million shares of common stock. As a result of the completion of this exchange, the liquidation value of outstanding Series D Perpetual Preferred Stock was reduced to $39.3 million, and the accrued dividends thereon were reduced to $9.6 million, each as of April 29, 2010.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview
Introduction
     The following analysis of the financial condition and results of operations of Gray Television, Inc. (“we”, “us”, “our”, “Gray” or the “Company”) should be read in conjunction with our unaudited condensed consolidated financial statements and related notes contained in this report and our audited consolidated financial statements and related notes contained in our Annual Report filed on Form 10-K for the fiscal year ended December 31, 2009, or the 2009 Form 10-K.
Overview
     We are a television broadcast company operating 36 television stations serving 30 markets. Seventeen of our stations are affiliated with CBS Inc. (“CBS”), ten are affiliated with the National Broadcasting Corporation, Inc. (“NBC”), eight are affiliated with the American Broadcasting Corporation (“ABC”), and one is affiliated with FOX Entertainment Group, Inc. (“FOX”). Our 17 CBS-affiliated stations make us the largest independent owner of CBS affiliates in the United States. In addition, we currently operate 39 digital second channels including one affiliated with ABC, four affiliated with FOX, seven affiliated with CW, 18 affiliated with Twentieth Television, Inc. (“MyNetworkTV”), two affiliated with Universal Sports Network and seven local news/weather channels in certain of our existing markets. We created our digital second channels to better utilize our excess broadcast spectrum. The digital second channels are similar to our primary broadcast channels; however, our digital second channels are affiliated with networks different from those affiliated with our primary broadcast channels. Our combined TV station group reaches approximately 6.3% of total United States households.
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
     Most advertising contracts are short-term and generally run only for a few weeks. Approximately 66% of the net revenues of our television stations for the three months ended March 31, 2010 were generated from local advertising (including political advertising revenues), which is sold primarily by a station’s sales staff directly to local accounts, and the remainder was represented primarily by national advertising, which is sold by a station’s national advertising sales representatives. The stations generally pay commissions to advertising agencies on local, regional and national advertising and the stations also pay commissions to the national sales representatives on national advertising.
     Broadcast advertising revenues are generally highest in the second and fourth quarters each year, due in part to increases in advertising in the spring and in the period leading up to and including the holiday season. In addition, broadcast advertising revenues are generally higher during even numbered years due to increased spending by political candidates and special interest groups in advance of upcoming elections, which spending typically is heaviest during the fourth quarter of such years.

     Our primary broadcast operating expenses are employee compensation, related benefits and programming costs. In addition, broadcasting operations incur overhead expenses, such as maintenance, supplies, insurance, rent and utilities. A large portion of our operating expenses for broadcasting operations is fixed.
     During the recent economic recession, many of our advertising customers have reduced their advertising spending, which has in turn reduced our revenue. Specifically, automotive dealers and manufacturers, which have traditionally accounted for a significant portion of our revenues have suffered disproportionately during the recent recession and have therefore, significantly reduced their advertising expenditures, which has further negatively impacted our revenues. Our revenues have also come under pressure from the internet as a competitor for advertising spending. We continue to enhance and market our internet websites in order to generate additional revenue.
     As a result of our efforts to improve our operations and in what we believe to be an improving economic environment, our operating income for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 has improved. Please see our “Results of Operations” and “Liquidity and Capital Resources” sections below for further discussion of our operating results.
Revenue
     Set forth below are the principal types of revenue, less agency commissions, earned by us for the periods indicated and the percentage contribution of each to our total revenues (dollars in thousands):

	Three Months Ended March 31,
	2010		2009
		Percent		Percent
	Amount	of Total	Amount	of Total
Revenues:
Local	$43,511	61.7%	39,286	64.0%
National	13,951	19.8%	12,875	21.0%
Internet	3,072	4.4%	2,564	4.2%
Political	2,783	3.9%	1,009	1.6%
Retransmission consent	4,639	6.6%	3,640	5.9%
Production and other	1,932	2.7%	1,842	3.0%
Network compensation	44	0.1%	138	0.3%
Consulting revenue	550	0.8%	—	0.0%

Total	$70,482	100.0%	$61,354	100.0%

Results of Operations
Three Months Ended March 31, 2010 (“2010 three month period”) Compared To Three Months Ended March 31, 2009 (“2009 three month period”)
     Revenue. Total revenues increased $9.1 million, or 15%, to $70.5 million in the 2010 three month period reflecting increased local, national, internet and political advertising revenue, retransmission revenue and other revenue, partially offset by decreased network compensation revenues. Local advertising revenue increased $4.2 million, or 11%, to $43.5 million and national advertising revenue increased $1.1 million, or 8%, to $14.0 million. Internet advertising revenues increased $0.5 million, or 20%, to $3.1 million. Local, national and internet advertising revenue increased due to increased spending by advertisers in an improving economic environment. Political advertising revenues increased $1.8 million, or 176%, to $2.8 million reflecting increased advertising from political candidates and special interest groups. Net advertising revenue associated with the broadcast of the 2010 Super Bowl on our seventeen CBS-affiliated stations approximated $860,000 which was an increase from our approximately $750,000 of Super Bowl revenues earned in 2009 on our ten NBC-affiliated stations. In addition, the 2010 three month period benefited from approximately $2.8 million of net revenues earned from the broadcast of the 2010 Winter Olympic Games on our NBC-affiliated stations. There was no corresponding broadcast of Olympic Games during the 2009 three month period.
     Advertising from the automotive sector improved significantly, increasing by 43% in the 2010 three month period when compared to the 2009 three month period. Other categories demonstrating significant improvement in advertising revenues during the 2010 three month period compared to the 2009 three month period were: supermarkets, increasing 27%; financial and insurance services, increasing 23%; medical services, increasing 16%; and legal services, increasing 15%. Retransmission revenue increased $1.0 million, or 27%, to $4.6 million due to the improved terms of our retransmission contracts compared to those of the 2009 three month period. We earned consulting revenue of $0.6 million due to our agreement with Young Broadcasting, Inc.
     Broadcast Expenses. Broadcast expenses (before depreciation, amortization and gain on disposal of assets, net) increased $1.9 million, or 4%, to $47.6 million in the 2010 three month period, due primarily to increases in compensation expense of $1.4 million and non-compensation expense of $0.5 million. Compensation expense increased primarily due to increases in sales incentive compensation of $0.7 million due to the increase in net advertising revenue discussed above and an increase in pension expense of $0.3 million. As of March 31, 2010 and 2009, we employed 2,172 and 2,218 full and part-time employees, respectively, in our broadcast operations. Since December 31, 2007, we have decreased the total number of employees in our broadcast operations by 253 persons, a decrease of 10.4%. Non-compensation related expenses increased primarily due to an increase in sales related costs of $0.5 million, which were attributable to the increased net advertising revenue discussed above. The increase in sales related costs were partially offset by a decrease in electricity expenses due to the discontinuance of our analog broadcasts.
     Corporate and Administrative Expenses. Corporate and administrative expenses (before depreciation, amortization and gain on disposal of assets, net) decreased $1.1 million, or 28%, to $2.9 million. The decrease in corporate and administrative expenses was due primarily to decreased compensation and legal expenses. Compensation expense decreased due to a decrease in relocation expenses of $0.4 million and non-cash stock-based compensation of $0.2 million. We incurred expenses related to the relocation of several general managers during the 2009 three month period due to routine personnel changes. We did not have similar expenses in the 2010 three month period. During the 2010 three month period and the 2009 three month period, we recorded non-cash stock-based compensation expense of $155,000 and $353,000, respectively. We incurred higher legal fees during the 2009 three month period due to our renegotiation of many of our retransmission consent contracts. These negotiations were largely completed in 2009 and, as a result, our legal fees decreased $0.3 million in the 2010 three month period compared to the 2009 three month period.
     Depreciation. Depreciation of property and equipment totaled $8.0 million and $8.3 million for the 2010 three month period and the 2009 three month period, respectively. The decrease in depreciation was the result of reduced capital expenditures in recent years compared to that of prior years.
     Gain on Disposal of Assets, net. Gain on disposal of assets, net decreased $1.5 million during the 2010 three month period as compared to 2009 three month period. The Federal Communications Commission (the “FCC”) has mandated that all broadcasters operating microwave facilities on certain frequencies in the 2 GHz band relocate to other frequencies and upgrade their equipment. The spectrum being vacated by broadcasters has been reallocated to third parties who, as part of the overall FCC-mandated spectrum reallocation project, must provide affected broadcasters with new digital microwave replacement equipment at no cost to the broadcaster and also reimburse them for certain associated out-of-pocket expenses. During the three month periods ended March 31, 2010 and 2009, we recognized gains of $0.1 million and $1.6 million, respectively, on the disposal of assets associated with this spectrum reallocation project.
     Interest Expense. Interest expense increased $9.5 million, or 94%, to $19.6 million for the 2010 three month period compared to the 2009 three month period. This increase was attributable to an increase in average interest rates, partially offset by a decrease in average principal outstanding. Average interest rates have increased due to our amendment of our senior credit facility on March 31, 2009. This amendment included an increase in annual interest rates from the London Interbank Offered Rate (“LIBOR”) plus 1.5% to LIBOR plus 6.5%. Our debt balance decreased as a result of scheduled quarterly principal repayments. Our average outstanding debt balance was $791.1 million and $799.7 million during the 2010 three month period and the 2009 three month period, respectively. The average interest rates on our total outstanding debt balances was 9.8% and 4.9% during the 2010 three month period and the 2009 three month period, respectively. These interest rates include the effects of our interest rate swap agreements.
     Loss from Early Extinguishment of Debt. On March 31, 2010, we amended our senior credit facility. In order to obtain this amendment, we incurred loan issuance costs of approximately $4.4 million, including legal and professional fees. These fees were funded from our cash balances. In connection with this transaction, we reported a loss from early extinguishment of debt of $0.3 million in the 2010 three month period. Also, on March 31, 2009, we amended our senior credit facility. In order to obtain this amendment, we incurred loan issuance costs of approximately $7.5 million, including legal and professional fees. These fees were also funded from our cash balances. In connection with this transaction, we reported a loss on early extinguishment of debt of $8.4 million in the 2009 three month period.
     Income Tax Benefit. For the three month periods ended March 31, 2010 and 2009, our effective tax rates were 40.6% and 34.8%, respectively. Our effective tax rates differ from the statutory tax rate due to the impact of the following items:

	Three Months Ended March 31,
	2010	2009
Statutory federal income tax rate	35.0%	35.0%
State income taxes	6.0%	0.9%
Reserve for uncertain tax positions	(4.2)%	1.0%
Adjustments to valuation allowance of deferred tax assets	2.2%	(1.6)%
Other	1.6%	(0.5)%

Effective income tax rate	40.6%	34.8%

Income tax benefit	$(3,238)	$(4,767)

Liquidity and Capital Resources
General
     The following table presents data that we believe is helpful in evaluating our liquidity and capital resources (in thousands).

	Three Months Ended
	March 31,
	2010	2009
Net cash provided by (used in) operating activities	$6,986	$(1,296)
Net cash used in investing activities	(3,185)	(5,469)
Net cash used in financing activities	(6,137)	(9,027)

Decrease in cash	$(2,336)	$(15,792)

	As of
	March 31,	December 31,
	2010	2009
Cash	$13,664	$16,000
Long-term debt including current portion	$789,789	$791,809
Long-term accrued facility fee	$24,245	$18,307
Preferred stock, excluding unamortized original issue discount	$93,687	$93,386
Borrowing availability under our senior credit facility	$40,000	$31,681

Leverage ratio as defined under our senior credit facility:
Actual	8.43	8.42
Maximum allowed	9.00	8.75
Senior Credit Facility
     The amount outstanding under our senior credit facility as of March 31, 2010 and December 31, 2009 was $789.8 million and $791.8 million, respectively, consisting solely of the term loan. In addition, we had a liability resulting from the long-term accrued facility fee under our term loan of $24.2 million and $18.3 million as of March 31, 2010 and December 31, 2009, respectively. This long term accrued facility fee is not due and payable until December 31, 2014 coincident with the maturity date of our term loan. Under the revolving loan portion of our senior credit facility, the maximum borrowing availability, subject to covenant restrictions, was $40.0 million and $50.0 million as of March 31, 2010 and December 31, 2009, respectively. The amount that we can draw under our revolving loan is further limited by the restrictive covenants in our senior credit facility. As of March 31, 2010 and December 31, 2009, we could have drawn $40.0 million and $31.7 million, respectively, of the maximum availability under the revolving loan.
Amendment of Senior Credit Facility
     Effective as of March 31, 2010, we amended our existing senior credit facility to provide for, among other things: (i) an increase in the maximum total net leverage ratio covenant under the senior credit facility through March 30, 2011 and (ii) a potential issuance of capital stock and/or senior or subordinated debt securities, which could include securities with a second lien security interest (the “Replacement Debt”). This amendment to the senior credit facility also reduced the revolving loan commitment under the senior credit facility from $50.0 million to $40.0 million.
     Pursuant to this amendment, from March 31, 2010 until the date we completed an offering of Replacement Debt resulting in the repayment of not less than $200.0 million of our term loan outstanding under the senior credit facility, (i) we were required to pay an annual incentive fee equal to 2.0%, which fee was eliminated upon the consummation of such offering and repayment, (ii) the annual facility fee remained at 3.0%, which fee would, following such repayment, be reduced to 1.25% per year, with a potential for further reductions in future periods, and (iii) we remained subject to a maximum total net leverage ratio, which ratio, following such repayment, would be replaced by a first lien leverage test, as described in the following paragraph. In addition, from and after such repayment, we would be required to comply with a minimum fixed charge coverage ratio of 0.90x to 1.0x.
     The amendment also provided that upon the completion of an offering of Replacement Debt that resulted in the repayment of not less than $200.0 million of our term loan outstanding under the senior credit facility, we are, from the date of such repayment, subject to a maximum first lien leverage ratio covenant, which replaced our maximum total leverage ratio covenant. The covenant ranges from 7.5x to 6.5x, depending upon the amount of any such repayment.
     As of March 31, 2010, we were in compliance with all applicable covenants under our senior credit facility.
     On April 29, 2010, we issued $365.0 million aggregate principal amount of our 10 1/2% senior secured second lien notes due 2015 (the “Notes”). The Notes constituted “Replacement Debt” under the senior credit facility. The Notes were priced at 98.085% of par, resulting in gross proceeds to the Company of $358.0 million. The Notes mature on June 29, 2015. Interest accrues on the Notes from April 29, 2010, and interest is payable semi-annually, on May 1 and November 1 of each year. The first interest payment date is November 1, 2010. We may redeem some or all of the Notes at any time after November 1, 2012 at specified redemption prices. We may also redeem up to 35% of the aggregate principal amount of the Notes using the proceeds from certain equity offerings completed before November 1, 2012. In addition, we may redeem some or all of the Notes at any time prior to November 1, 2012 at a price equal to 100% of the principal amount thereof plus a make whole premium, and accrued and unpaid interest. If we sell certain of our assets or experience specific kinds of changes of control, we must offer to repurchase the Notes.
     The Notes and the guarantees thereof are secured by a second priority lien on substantially all of the assets owned by Gray and its subsidiary guarantors, including, among other things, all present and future shares of capital stock, equipment, owned real property, leaseholds and fixtures, in each case subject to certain exceptions and customary permitted liens (the “Notes Collateral”). The Notes Collateral also secures obligations under the Company’s senior credit facility, subject to certain exceptions and permitted liens. The Company used a portion of the net proceeds from the sale of Notes to repay $300.0 million in principal amount of term loans outstanding under its senior credit facility, to repay interest thereon and to pay certain fees due thereunder.

     A summary of certain significant terms contained in our senior credit facility (i) before the March 31, 2010 amendment, (ii) as so amended, and (iii) as amended and after giving effect to the issuance of Notes and related repayment of $300.0 million in principal amount of term loans outstanding under the senior credit facility is as follows:

As Amended and
		Prior to Issuance	As Amended and
		of Notes and	After Issuance of
		Related	Notes and Related
	Prior to Amendment	Repayment of the	Repayment of the
Description	on March 31, 2010	Term Loan	Term Loan
Annual interest rate on outstanding
term loan balance	LIBOR plus 3.50%	Same	Same
or BASE plus 2.50%

Annual interest rate on outstanding
revolving loan balance	LIBOR plus 3.50%	Same	Same
or BASE plus 2.50%

Annual facility fee rate	3.00% with	3.00% with	0.75% with
	a potential for	a potential for	a potential for
	reduction in	reduction in	reduction in
	future periods.	future periods.	future periods.

Annual incentive fee rate	None	2.00%	None

Annual commitment fee on undrawn
revolving loan balance	0.50%	Same	Same

Revolving loan commitment	$50 million	$40 million	$40 million

Maximum total net leverage ratio at:
March 31, 2010 through
June 29, 2010	7.00x	9.00x	Replaced with
June 30, 2010 through			a first lien
September 29, 2010	6.50x	9.50x	leverage test
September 30, 2010 through			as described above.
March 30, 2011	6.50x	9.75x
March 31, 2011 and thereafter	6.50x	6.50x

Minimum fixed charge coverage ratio	None	Same	0.90x to 1.00x

Maximum cash balance that can be deducted from total debt to calculate net debt in the total net leverage ratio (or first lien leverage test, as applicable)	$10.0 million	Same	$15.0 million
     Beginning April 30, 2010 and thereafter, all interest and fees accrued under the senior credit facility will be payable in cash upon their respective due dates, with no portion of such accrued interest and fees being subject to deferral.
     In order to obtain the foregoing amendment, we incurred loan issuance costs of approximately $4.4 million, including legal and professional fees. We recorded a loss from early extinguishment of debt of $0.3 million for the three month period ended March 31, 2010. As of March 31, 2010, we had a deferred loan cost balance of $5.6 million.

     As a result of the completion of the foregoing transactions, we reduced the total interest cost of borrowings under our senior credit facility from an effective interest rate of LIBOR plus 8.50% to an effective interest rate of LIBOR plus 4.25% as of April 29, 2010.
Series D Perpetual Preferred Stock
     As of March 31, 2010 and December 31, 2009, we had 1,000 shares of Series D Perpetual Preferred Stock outstanding. The Series D Perpetual Preferred Stock has a liquidation value of $100,000 per share for a total liquidation value of $100.0 million as of March 31, 2010 and December 31, 2009. Our accrued Series D Perpetual Preferred Stock dividend balances as of March 31, 2010 and December 31, 2009 were $23.2 million and $18.9 million, respectively.
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
     Also on April 29, 2010, we repurchased approximately $60.7 million in face amount of our Series D Perpetual Preferred Stock, and $14.9 million in accrued dividends thereon, in exchange for $50.0 million in cash, using net proceeds from the sale of Notes, and the issuance of 8.5 million shares of common stock. As a result of the completion of this exchange, the liquidation value of outstanding Series D Perpetual Preferred Stock was reduced to $39.3 million, and the accrued dividends thereon were reduced to $9.6 million, each as of April 29, 2010.
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
Net Cash Provided By (Used In) Operating, Investing and Financing Activities
     Net cash provided by operating activities was $7.0 million in the 2010 three month period compared to net cash used in operating activities of $1.3 million in the 2009 three month period. The increase in cash provided by operations is due primarily to increased revenue.
     Net cash used in investing activities was $3.2 million in the 2010 three month period compared to net cash used in investing activities of $5.5 million for the 2009 three month period. The decrease in cash used in investing activities was largely due to decreased spending for equipment.
     Net cash used in financing activities was $6.1 million in the 2010 three month period compared to net cash used in financing activities of $9.0 million in the 2009 three month period. This decrease in cash used was due primarily to decreased payments for the amendment of our senior credit facility in the 2010 three month period compared to the 2009 three month period.
Capital Expenditures
     Capital expenditures in the 2010 and 2009 three month periods were $2.9 million and $5.2 million, respectively. The 2009 three month period included, in part, capital expenditures relating to the conversion of analog broadcasts to digital broadcasts upon the final cessation of analog transmissions, while the 2010 three month period did not contain as many comparable projects. We anticipate that our capital expenditures for the remainder of 2010 will be $12.1 million.
Other
     We file a consolidated federal income tax return and such state or local tax returns as are required. Although we may earn taxable operating income in future years, as of March 31, 2010, we anticipate that through the use of our available loss carryforwards we will not pay significant amounts of federal or state income taxes for the next several years.
     We do not believe that inflation has had a significant impact on our results of operations nor do we expect it to have a significant effect upon our business in the near future.
     During the 2010 three month period, we contributed $1.5 million to our pension plans. During the remainder of fiscal 2010, we expect to contribute an additional $2.5 million to our pension plans.
Critical Accounting Policies
     The preparation of financial statements in conformity with U.S. GAAP requires management to make judgments and estimations that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. We consider our accounting policies relating to intangible assets and income taxes to be critical policies that require judgments or estimations in their application where variances in those judgments or estimations could make a significant difference to future reported results. These critical accounting policies and estimates are more fully disclosed in our 2009 Form 10-K.
Cautionary Note Regarding Forward-Looking Statements
     This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21 E of the Securities Exchange Act of 1934. Forward-looking statements are all statements other than those of historical fact. When used in this Quarterly Report, the words “believes,” “expects,” “anticipates,” “estimates,” “will,” “may,” “should” and similar words and expressions are generally intended to identify forward-looking statements. Among other things, statements that describe our expectations regarding compliance with the covenants contained in our senior credit facility, future pension plan contributions, capital expenditures, legal and relocation expenses and revenues are forward-looking statements. Readers of this Quarterly Report are cautioned that any forward-looking statements, including those regarding the intent, belief or current expectations of our management, are not guarantees of future performance, results or events and involve risks and uncertainties, and that actual results and events may differ materially from those contained in the forward-looking statements as a result of various factors including, but not limited to, those listed under the heading “Risk Factors” in each of our 2009 Form 10-K and this Quarterly Report as well as the other factors described from time to time in our filings with the Securities and Exchange Commission. Forward-looking statements speak only as of the date they are made. We undertake no obligation to update such forward-looking statements to reflect subsequent events or circumstances.
Item 3. Quantitative and Qualitative Disclosure About Market Risk
     We believe that the market risk of our financial instruments as of March 31, 2010 has not materially changed since December 31, 2009. Our market risk profile on December 31, 2009 is disclosed in our 2009 Form 10-K.
Item 4. Controls and Procedures
     As of the end of the period covered by this Quarterly Report, an evaluation was carried out under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and the CFO have concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or furnish under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and to ensure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosures. No system of controls, no matter how well designed and implemented, can provide absolute assurance that the objectives of the system of controls are met and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
     There were no changes in our internal control over financial reporting during the three month period ended March 31, 2010 identified in connection with this evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1A. Risk Factors
     In addition to the risks set out under the heading “Risk Factors” in Part I, Item 1A in our 2009 Form 10-K, the Company, and the value of an investment in the Company’s securities, is also subject to the following material risks, the occurrence of any of which could have a material adverse effect on our business, financial condition or results of operations, and which could materially adversely impact the value of an investment in the Company’s securities.
The lien on the collateral securing the Notes and the related guarantees (collectively, the “Guarantees”) is junior and subordinate to the lien on the collateral securing our senior credit facility.
     The Notes and the Guarantees are or will be secured by second priority liens granted by us and the existing guarantors and any future guarantor on our assets and the assets of the guarantors that secure obligations under our senior credit facility, subject to certain permitted liens, exceptions and encumbrances. The lenders under our senior credit facility will be entitled to receive all proceeds from the realization of the collateral under certain circumstances, including upon default in payment on, or the acceleration of, any obligations under our senior credit facility, or in the event of our, or any of our subsidiary guarantors’, bankruptcy, insolvency, liquidation, dissolution, reorganization or similar proceeding, to repay such obligations in full before the holders of the Notes will be entitled to any recovery from such collateral. We cannot assure you that, in the event of a foreclosure, the proceeds from the sale of all of such collateral would be sufficient to satisfy the amounts outstanding under the Notes and other obligations secured by the second priority liens, if any, after payment in full of the obligations secured by the first priority liens on the collateral. If such proceeds were not sufficient to repay amounts outstanding under the Notes, then holders of the Notes (to the extent not repaid from the proceeds of sale of the collateral) would only have an unsecured claim against our remaining assets, which claim would rank equal in priority to the unsecured claims with respect to any unsatisfied portions of the obligations secured by the first priority liens and other unsecured senior indebtedness. In addition, the indenture governing the Notes permits us and the guarantors to create additional liens under specified circumstances, including liens senior in priority to, or ranking on a pari passu basis with, the liens securing the Notes. Any obligations secured by such liens may further limit the recovery from the realization of the collateral available to satisfy holders of the Notes.
The collateral securing the Notes may be diluted under certain circumstances.
     The collateral that secures, or will secure, the Notes also secures obligations under our senior credit facility. This collateral may secure on a first priority basis additional indebtedness that we incur in the future, subject to restrictions on our ability to incur debt and liens in the indenture governing the Notes, and the senior credit facility. The rights of a holder of Notes to the collateral would be diluted by any increase in the indebtedness secured on a parity basis by this collateral.

The rights of holders of the Notes to the collateral and their ability to enforce rights is materially limited by the terms of an intercreditor agreement.
     The lenders under our senior credit facility, as holders of first priority lien obligations, control substantially all matters related to the collateral pursuant to the terms of an intercreditor agreement between us and the agents with respect to the collateral under our senior credit facility and the Notes, respectively, among others. The holders of the first priority lien obligations may cause the collateral agent thereunder (the “first lien agent”) to dispose of, release, or foreclose on, or take other actions with respect to, the collateral (including amendments of and waivers under the security documents) with which holders of the Notes may disagree or that may be contrary to the interests of holders of the Notes, even after a default under the Notes. To the extent collateral is released from securing the first priority lien obligations, the intercreditor agreement provides that in certain circumstances, the second priority liens securing the Notes will also be released. In addition, the security documents related to the second priority lien generally provide that, so long as the first priority lien obligations are in effect, the holders of the first priority lien obligations may change, waive, modify or vary the security documents governing such first priority liens without the consent of the holders of the Notes (except under certain limited circumstances) and that the security documents governing the second priority liens will be automatically changed, waived and modified in the same manner. Further, the security documents governing the second priority liens may not be amended in any manner adverse to the holders of the first-priority obligations without the consent of the first lien agent until the first priority lien obligations are paid in full. The security agreement governing the second priority liens prohibits second priority lienholders from foreclosing on the collateral until payment in full of the first priority lien obligations. We cannot provide any assurances that in the event of a foreclosure by the holders of the first priority lien obligations, the proceeds from the sale of collateral would be sufficient to satisfy all or any of the amounts outstanding under the Notes after payment in full of the obligations secured by first priority liens on the collateral. In addition, there can be no assurance that the first lien agent has taken all actions necessary to create properly perfected security interests in the collateral securing the Notes, which, as a result of the intercreditor agreement, may result in the loss of the priority of the security interest in favor of the holders of Notes to which they would have been entitled as a result of such non-perfection.
     Notwithstanding the foregoing, the collateral agent for the Notes may exercise rights and remedies with respect to the security interests after the passage of a period of 180 days from the date on which such collateral agent has notified the administrative agent under our senior credit facility that an event of default has occurred, the obligations under the Notes have been accelerated and a demand for payment has been made, but only to the extent that the first lien administrative agent is not diligently pursuing the exercise of its rights and remedies with respect to a material portion of its security interests.
The right of the collateral agent for the Notes to foreclose upon and sell the collateral after an event of default has occurred may also be subject to limitations under the Federal Communications Act of 1934, as amended (the “Communications Act”), and the regulations of the FCC.
     Under the Communications Act and implementing rules and regulations of the FCC, the consent of the FCC must be obtained prior to any change in direct or indirect control of an entity holding licenses issued by the FCC. We and certain of our subsidiaries hold licenses issued by the FCC. The foreclosure of our capital stock or of the capital stock of our subsidiaries which directly or indirectly hold such licenses could result in a transfer of control of an entity holding FCC licenses. In the event of default, the collateral agent for the Notes may be required to obtain the consent of the FCC prior to exercising foreclosure rights or selling the collateral securing the Notes and the Guarantees. Furthermore, security interests in FCC licenses are limited to the extent such security interests are prohibited by law or regulation. This limitation could complicate the ability of the second lien collateral agent to foreclose upon and sell the collateral. We can give no assurance that such consent can be obtained by the second lien collateral agent.
Security over all of the collateral may not have been in place on the date of issuance of the Notes or may not have been perfected on such dates, and any unresolved issues may impact the value of the collateral.
     Certain security interests were not in place on the date of issuance of the Notes, or were not perfected on such date. Any issues that we are not able to resolve in connection with the delivery and recordation of such security interests may negatively impact the value of the collateral. To the extent a security interest in certain collateral is perfected following the date of issuance of the Notes, it might be avoidable in bankruptcy.
Certain mortgages or title insurance securing the Notes were not in place on the date of issuance of the Notes, and any unresolved issues in connection with the issuance of such mortgages and title policies may impact the value of the collateral.
     Certain mortgages on the properties intended to secure the Notes were not in place at the time of the issuance of the Notes. Title insurance may not have been obtained for leasehold properties and title insurance policies were not in place at the time of the issuance of the Notes to insure, among other things, (i) that valid title or leasehold interest to such properties is held in the name of the entity represented by us to be the owner or tenant thereof and that such title or interest is not encumbered by unpermitted liens and (ii) the validity and second lien priority of the mortgage granted to the collateral agent for the benefit of the holders of the Notes.
     If we or any Guarantor were to become subject to a bankruptcy proceeding, to the extent available, after the issue date of the Notes, any mortgage in the collateral delivered after the issue date of the Notes would face a greater risk of being avoided by the pledgor (as debtor in possession) or by its trustee in bankruptcy as a preference under bankruptcy law if certain events or circumstances exist or occur. To the extent that the grant of any such mortgage is avoided as a preference, a holder of Notes would lose the benefit of the mortgage.
     We have agreed to grant mortgage liens in favor of the collateral agent for the benefit of the trustee and the holders of the Notes on all our interests, as tenants, in certain real property leases (a) upon which a broadcast tower is located, (b) upon which a studio or other facility related to the operation of a station is located or (c) that has an estimated fair market value (determined by us in good faith) in excess of $500,000, in each case, to the extent that the landlord’s consent is obtained with respect to any such lease where such consent is required to grant such mortgage lien or otherwise to the extent any landlord’s consent is not necessary pursuant to the provisions of the applicable lease. To the extent the landlord of any lease shall fail or refuse to grant such consent after we have used commercially reasonable efforts to obtain such consent, the leasehold interest pursuant thereto shall not constitute collateral securing the Notes.
With respect to our real properties mortgaged or to be mortgaged as security for the Notes, no surveys or legal opinions were delivered. There is, therefore, be no independent assurance that the mortgages securing the Notes are or will be enforceable under applicable state law to encumber the correct real properties.
     In connection with the offering and sale of the Notes, we were not required to provide surveys or legal opinions with respect to our real properties intended to constitute collateral. Therefore, we can provide no independent assurance that: (i) the real property encumbered by the mortgages includes all of the property intended to be included in the collateral; and (ii) such property is not subject to any encroachments, claims or other matters that would only be revealed by a survey. In addition, as legal opinions were not delivered with respect to such properties in connection with the offering and the sale of the Notes, there can be no independent assurance that any mortgages create and constitute valid and enforceable liens on the property intended to be encumbered thereby under the laws of each jurisdiction in which such property is located.
It may be difficult to realize upon the value of the collateral securing the Notes.
     The collateral securing the Notes is and will be subject to any and all exceptions, defects, encumbrances, liens and other imperfections as may be accepted by the trustee for the Notes and the second lien collateral agent and any other creditors that have the benefit of first liens on the collateral securing the Notes from time to time, whether on or after the date the Notes were issued. The existence of any such exceptions, defects, encumbrances, liens and other imperfections could adversely affect the value of the collateral securing the Notes as well as the ability of the second lien collateral agent to realize or foreclose on such collateral.
     No appraisals of any of the collateral were prepared by us or on our behalf in connection with the offering and the sale of the Notes. The value of the collateral at any time will depend on market and other economic conditions, including the availability of suitable buyers. By their nature, some or all of the pledged assets may be illiquid and may have no readily ascertainable market value. There also can be no assurance that the collateral will be saleable and, even if saleable, the timing of the liquidation thereof would be uncertain. To the extent that liens, rights or easements granted to third parties encumber assets located on property owned by us, such third parties have or may exercise rights and remedies with respect to the property subject to such liens that could adversely affect the value of the collateral and the ability of the collateral agent for the Notes on behalf of the holders thereof to realize or foreclose on the collateral. The value of the assets pledged as collateral for the Notes could be impaired in the future as a result of changing economic conditions, our failure to implement our business strategy, competition, unforeseen liabilities and other future events. Accordingly, there may not be sufficient collateral to pay all or any of the amounts due on the Notes. Any claim for the difference between the amount, if any, realized by holders of the Notes from the sale of the collateral securing the Notes and the obligations under the Notes will rank equally in right of payment with all of our other unsecured unsubordinated indebtedness and other obligations. Additionally, in the event that a bankruptcy case is commenced by or against us, if the value of the collateral is less than the amount of principal and accrued and unpaid interest on the Notes and all other senior secured obligations, interest may cease to accrue on the Notes from and after the date the bankruptcy petition is filed.
     In the future, the obligation to grant additional security over assets, or a particular type or class of assets, whether as a result of the acquisition or creation of future assets or subsidiaries, the designation of a previously unrestricted subsidiary or otherwise, is subject to the provisions of the intercreditor agreement. The intercreditor agreement sets out a number of limitations on the rights of the holders of the Notes to require security in certain circumstances, which may result in, among other things, the amount recoverable under any security provided by any subsidiary being limited and/or security not being granted over a particular type or class of assets. Accordingly, this may affect the value of the security provided by us and our subsidiaries. Furthermore, upon enforcement against any collateral or in insolvency, under the terms of the intercreditor agreement the claims of the holders of the Notes to the proceeds of such enforcement rank behind the claims of the holders of obligations under our senior credit facility, which are first priority obligations, and holders of additional secured indebtedness (to the extent permitted to have priority by the indenture).
     The security interest of the second lien collateral agent on behalf of the holders of Notes is subject to practical problems generally associated with the realization of security interests in collateral. For example, the second lien collateral agent may need to obtain consents of third parties to obtain or enforce security interests in contracts and other collateral, and make additional filings. We cannot assure holders of Notes that the collateral agent will be able to obtain any such consents or make any such filings. We also cannot assure holders of Notes that the consents of any third parties will be given when required, or at all, to facilitate a foreclosure on such assets. Accordingly, the second lien collateral agent may not have the ability to foreclose upon those assets and, in such event, the holders will not be entitled to the collateral or any recovery with respect thereto.
     These requirements may also limit the number of potential bidders for certain collateral in any foreclosure and may delay any sale, either of which events may have an adverse effect on the sale price of the collateral. Therefore, the practical value of realizing on the collateral, without the appropriate consents and filings, may be limited.
Bankruptcy laws may limit your ability to realize value from the collateral.
     The right of the second lien collateral agent to repossess and dispose of the collateral on behalf of the holders of Notes upon the occurrence of an event of default under the indenture governing the Notes is likely to be significantly impaired (or at a minimum delayed) by applicable bankruptcy law if a bankruptcy case were to be commenced by or against us before the second lien collateral agent repossessed and disposed of the collateral. Upon the commencement of a case under the bankruptcy code, a secured creditor such as the second lien collateral agent would be prohibited from repossessing its security from a debtor in a bankruptcy case, or from disposing of security repossessed from such debtor, without bankruptcy court approval, which may not be given. Moreover, the bankruptcy code permits the debtor to continue to retain and use collateral even though the debtor is in default under the applicable debt instruments, provided that the secured creditor is given “adequate protection.” The meaning of the term “adequate protection” may vary according to circumstances, but it is intended in general to protect the value of the secured creditor’s interest in the collateral as of the commencement of the bankruptcy case and may include cash payments or the granting of additional or replacement security if and at such times as the bankruptcy court in its discretion determines that the value of the secured creditor’s interest in the collateral is declining during the pendency of the bankruptcy case. A bankruptcy court may determine that a secured creditor may not require compensation for a diminution in the value of its collateral if the value of the collateral exceeds the debt it secures. In view of the lack of a precise definition of the term “adequate protection” and the broad discretionary power of a bankruptcy court, it is impossible to predict:
•	how long payments under the Notes could be delayed following commencement of a bankruptcy case;

•	whether or when the collateral agent could repossess or dispose of the collateral;

•	the value of the collateral at the time of the bankruptcy petition; or

•	whether or to what extent holders of the Notes would be compensated for any delay in payment or loss of value of the collateral through the requirement of “adequate protection.”
     In addition, the intercreditor agreement provides that, in the event of a bankruptcy, the trustee and the second lien collateral agent may not object to a number of important matters following the filing of a bankruptcy petition so long as any first priority lien obligations are outstanding. After such a filing, the value of the collateral securing the Notes could materially deteriorate and the holders of the Notes would be unable to raise an objection. The right of the holders of obligations secured by first priority liens on the collateral to foreclose upon and sell the collateral upon the occurrence of an event of default also would be subject to limitations under applicable bankruptcy laws if we or any of our subsidiaries become subject to a bankruptcy proceeding.
     Any disposition of the collateral during a bankruptcy case would also require permission from the bankruptcy court. Furthermore, in the event a bankruptcy court determines the value of the collateral is not sufficient to repay all amounts due on first priority lien debt and, thereafter, the Notes, the holders of the Notes would hold a secured claim only to the extent of the value of the collateral to which the holders of the Notes are entitled and unsecured claims with respect to such shortfall. The bankruptcy code only permits the payment and accrual of post-petition interest, costs and attorney’s fees to a secured creditor during a debtor’s bankruptcy case to the extent the value of its collateral is determined by the bankruptcy court to exceed the aggregate outstanding principal amount of the obligations secured by the collateral.
In certain instances, the trustee under the indenture governing the Notes may determine not to foreclose on certain collateral.
     The trustee under the indenture governing the Notes and the collateral agent may need to evaluate the impact of the potential liabilities before determining to foreclose on collateral consisting of real property, if any, because secured creditors that hold or enforce a security interest in real property may be held liable under environmental laws for the costs of remediating or preventing the release or threatened releases of hazardous substances at such real property. Consequently, the collateral agent may decline to foreclose on such collateral or exercise remedies available in respect thereof if it does not receive indemnification to its satisfaction from the holders of the Notes.
A court could void our subsidiaries’ Guarantees of the Notes and the liens securing such Guarantees under fraudulent transfer laws.
     Although the Guarantees provide holders of the Notes with a direct claim against the assets of the subsidiary guarantors and the Guarantees will be secured by the collateral owned by the guarantors, under the federal bankruptcy laws and comparable provisions of state fraudulent transfer laws, a guarantee or lien could under certain circumstances be voided, or claims with respect to a guarantee or lien could be subordinated to all other debts of that guarantor. In addition, a bankruptcy court could potentially void (i.e., cancel) any payments by that guarantor pursuant to its Guarantee and require those payments and enforcement proceeds from the collateral to be returned to the guarantor or to a fund for the benefit of the other creditors of the guarantor. Each Guarantee contains a provision intended to limit the guarantor’s liability to the maximum amount that it could incur without causing the incurrence of obligations under its Guarantee to be a fraudulent transfer. This provision may not be effective to protect the Guarantees from being voided under fraudulent transfer law, or may eliminate a guarantor’s obligations or reduce a guarantor’s obligations to an amount that effectively makes the guarantee worthless. In a recent Florida bankruptcy case, this kind of provision was found to be ineffective to protect the guarantees.
     The bankruptcy court might take these actions if it found, among other things, that when a subsidiary guarantor executed its Guarantee or granted its lien (or, in some jurisdictions, when it became obligated to make payments under its Guarantee):
•	such subsidiary guarantor received less than reasonably equivalent value or fair consideration for the incurrence of its Guarantee or granting of the lien; and

•	such subsidiary guarantor:
•	was (or was rendered) insolvent by the incurrence of the Guarantee;

•	was engaged or about to engage in a business or transaction for which its assets constituted unreasonably small capital to carry on its business;

•	intended to incur, or believed that it would incur, obligations beyond its ability to pay as those obligations matured; or

•	was a defendant in an action for money damages, or had a judgment for money damages docketed against it and, in either case, after final judgment, the judgment was unsatisfied.
     A bankruptcy court would likely find that a subsidiary guarantor received less than fair consideration or reasonably equivalent value for its Guarantee or lien to the extent that it did not receive a direct or indirect benefit from the issuance of the Notes. A bankruptcy court could also void a Guarantee or lien if it found that the subsidiary issued its Guarantee or granted its lien with actual intent to hinder, delay or defraud creditors.
     Although courts in different jurisdictions measure solvency differently, in general, an entity would be deemed insolvent if the sum of its debts, including contingent and unliquidated debts, exceeds the fair value of its assets, or if the present fair salable value of its assets is less than the amount that would be required to pay the expected liability on its debts, including contingent and unliquidated debts, as they become due.
     If a court voided a Guarantee or lien, it could require that holders of Notes return any amounts previously paid under such Guarantee or enforcement proceeds from the collateral. If any Guarantee or lien were voided, Note holders would cease to have a direct claim against the applicable subsidiary guarantor, but would retain their rights against us and any other subsidiary guarantors, although there is no assurance that those entities’ assets would be sufficient to pay the Notes in full.
Any future pledge of collateral might be avoidable in bankruptcy.
     Any future pledge of collateral in favor of the second lien collateral agent, including pursuant to mortgages and other security documents delivered after the date of the indenture governing the Notes (or the time otherwise permitted under the Bankruptcy Code), might be avoidable by the pledgor (as debtor-in-possession) or by its trustee in bankruptcy if certain events or circumstances exist or occur, including, among others, if the pledgor is insolvent at the time of such pledge, such pledge permits the holders of the Notes to receive a greater recovery in a Chapter 7 case of the pledgor than if such pledge had not been given and a bankruptcy proceeding in respect of the pledgor is commenced within 90 days following the perfection of such pledge or, in certain circumstances, a longer period.
     To the extent that the grant of any such mortgage or other security interest is avoided as a preference, a holder of Notes would lose the benefit of such mortgage or security interest. Certain of the assets securing the Notes were not subject to a valid and perfected security interest on the closing date of the offering and sale of the Notes.

In the event of a future bankruptcy of us or any of the guarantors, holders of the Notes may be deemed to have an unsecured claim to the extent that our obligations in respect of the Notes exceed the fair market value of the collateral securing the Notes.
     In any future bankruptcy proceeding with respect to us or any of the guarantors, it is possible that the bankruptcy trustee, the debtor in possession or competing creditors will assert that the fair market value of the collateral with respect to the Notes on the date of the bankruptcy filing was less than the then-current principal amount of the Notes. Upon a finding by the bankruptcy court that the Notes are under-collateralized, the claims in the bankruptcy proceeding with respect to the Notes would be bifurcated between a secured claim in an amount equal to the value of the collateral and an unsecured claim with respect to the remainder of its claim which would not be entitled to the benefits of security in the collateral. Other consequences of a finding of under-collateralization would be, among other things, a lack of entitlement on the part of the Notes to receive post-petition interest or applicable fees, costs or charges and a lack of entitlement on the part of the unsecured portion of the Notes to receive “adequate protection” under federal bankruptcy laws. In addition, if any payments of post-petition interest had been made at any time prior to such a finding of under-collateralization, those payments would be recharacterized by the bankruptcy court as a reduction of the principal amount of the secured claim.
The Company has a significant amount of indebtedness and other obligations, including the Notes, that become due over a relatively short period of time.
     We have a significant amount of indebtedness, including the Notes, and other obligations that will, or may, become due between December 31, 2014 and June 30, 2015. These obligations include any potential exercise of optional redemption rights held by the holders of our Series D perpetual preferred stock, which those holders may exercise at any time from and after June 30, 2015. Our ability to make required payments on our indebtedness, or other obligations, depends on our ability to generate cash in the future. If we cannot generate sufficient cash to repay our indebtedness, including the Notes, at maturity or if we are not able to satisfy our other financial obligations as they come due, or if we are unable to refinance all or a portion of such indebtedness, or obtain financing sufficient to enable us to meet such other obligations, at times, and on terms, which are acceptable to us, then we may have to take such actions as reducing or delaying capital investments, selling assets, restructuring or refinancing our debt or seeking additional capital through alternative sources. We may not be able to complete any of these actions on commercially reasonable terms, or at all. Our inability to repay or refinance our indebtedness and other obligations as they become due, or the violation of any covenants which may impair, restrict or limit our ability to do so, could have a material adverse effect on our financial condition and results of operations. Furthermore, in the event that we were unable to repay or refinance our indebtedness or other obligations, and a bankruptcy case were to be commenced under the bankruptcy code, we could be subject to claims, with respect to any payments made within 90 days prior to commencement of such a case, that we were insolvent at the time any such payments were made and that all or a portion of such payments, which could include repayments of amounts due under the Notes, might be deemed to constitute a preference, under the bankruptcy code, and that such payments should be voided by the bankruptcy court and recovered from the recipients for the benefit of the entire bankruptcy estate.
In the event of a future bankruptcy, holders of Notes may not have a claim with respect to original issue discount on the Notes constituting “unmatured interest” under the Bankruptcy Code.
     Under the Bankruptcy Code, the principal amount of each Note in excess of its issue price is treated as unmatured interest. The claim of a holder of a Note in a future bankruptcy proceeding in respect of the Notes with respect to this original issue discount would be limited to the portion thereof that had accreted prior to the date of the commencement of the bankruptcy case. Holders of Notes would not be entitled to receive any additional portion of the original issue discount that accreted during the commencement of a future bankruptcy proceeding except to the extent the Notes are oversecured by their security interest in the collateral.
The collateral is subject to casualty risks.
     We maintain insurance or otherwise insure against certain hazards. There are, however, losses that may not be insured. If there is a total or partial loss of any of the pledged collateral, we cannot assure you that any insurance proceeds received by us will be sufficient to satisfy all the secured obligations, including the Notes and the Guarantees.
The Notes are effectively subordinated to the claims of the creditors of our non-guarantor subsidiaries.
     We conduct a substantial portion of our business through our subsidiaries, all of which are initially guarantors of the Notes. However, the indenture governing the Notes permits non-guarantor subsidiaries in certain circumstances. Claims of creditors of any non-guarantor subsidiaries, including trade creditors, will generally have priority with respect to the assets and earnings of such subsidiaries over the claims of creditors of the Company, including holders of the Notes. The indenture governing the Notes permits the incurrence of certain additional indebtedness by our non-guarantor subsidiaries in the future.
We may be unable to repurchase the Notes upon a change of control.
     Upon the occurrence of a change of control, as defined in the indenture governing the Notes, we are required to offer to purchase the Notes in cash at a price equal to 101% of the principal amount of the Notes, plus accrued and unpaid interest, if any. A change of control constitutes an event of default under our senior credit facility that permits the lenders to accelerate the maturity of the borrowings thereunder and may trigger similar rights under our other indebtedness then outstanding. Our senior credit facility may prohibit us from repurchasing any Notes. The failure to offer to repurchase the Notes would result in an event of default under the Notes. In the event of a change of control, we may not have sufficient funds to repurchase all of the Notes and to repay the amounts outstanding under our senior credit facility or other indebtedness.
In the event we register the Notes or any notes registered with the SEC and issued in exchange for the Notes (the “Exchange Notes”) with the SEC, the capital stock securing the Notes or the Exchange Notes will automatically be released from the collateral to the extent the pledge of such collateral would require the filing of separate financial statements for any of our subsidiaries with the SEC.
     The indenture governing the Notes and the security documents provides that, to the extent that any rule would be, or is, adopted, amended or interpreted which would require the filing with the SEC (or any other governmental agency) of separate financial statements of any of our subsidiaries due to the fact that such subsidiary’s capital stock or other securities secure the Notes or Exchange Notes, then such capital stock or other securities will automatically be deemed, for so long as such requirement would be in effect, not to be part of the collateral securing the Notes or the Exchange Notes to the extent necessary not to be subject to such requirement. In such event, the security documents may be amended, without the consent of the holders of the Notes or the Exchange Notes, to the extent necessary to evidence the absence of any liens on such capital stock or other securities. As a result, holders of the Exchange Notes could lose their security interest in such portion of the collateral if and for so long as any such rule is in effect. In addition, the absence of a lien on a portion of the capital stock of a subsidiary pursuant to this provision in certain circumstances could result in less than a majority of the capital stock of a subsidiary being pledged to secure the Notes or the Exchange Notes, which could impair the ability of the collateral agent, acting on behalf of the holders of the Notes or the Exchange Notes, to sell a controlling interest in such subsidiary or to otherwise realize value on its security interest in such subsidiary’s stock or assets.
We have substantial debt and have the ability to incur additional debt. The principal and interest payment obligations of such debt may restrict our future operations and impair our ability to meet our obligations under the Notes.
     After giving effect to the issuance of the Notes and the intended use of proceeds thereof, at March 31, 2010, we and the guarantors would have had approximately $879.4 million aggregate principal amount of outstanding indebtedness (excluding intercompany indebtedness), substantially all of which would have constituted senior debt (including the Notes), and of which approximately $514.4 million would have effectively ranked senior to the Notes to the extent of the assets securing such debt. In addition, the terms of our senior credit facility and the indenture governing the Notes permit us to incur additional indebtedness, subject to our ability to meet certain borrowing conditions.

     Our substantial debt may have important consequences. For instance, it could:
•	make it more difficult for us to satisfy our financial obligations;

•	require us to dedicate a substantial portion of any cash flow from operations to the payment of interest and principal due under our debt, which will reduce funds available for other business purposes, including capital expenditures and acquisitions;

•	place us at a competitive disadvantage compared with some of our competitors that may have less debt and better access to capital resources; and

•	limit our ability to obtain additional financing required to fund working capital and capital expenditures and for other general corporate purposes.
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
The agreements governing our various debt obligations impose restrictions on our business and limit our ability to undertake certain corporate actions.
     The agreements governing our various debt obligations, including the indenture governing the Notes and the agreements governing our senior credit facility, include covenants imposing significant restrictions on our business. These restrictions may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise. These covenants place restrictions on our ability to, among other things:
•	incur additional debt;

•	declare or pay dividends, redeem stock or make other distributions to stockholders;

•	make investments or acquisitions;

•	create liens or use assets as security in other transactions;

•	issue guarantees;

•	merge or consolidate, or sell, transfer, lease or dispose of substantially all of our assets;

•	amend our articles of incorporation or bylaws;

•	engage in transactions with affiliates; and

•	purchase, sell or transfer certain assets.
     Our senior credit facility also requires us to comply with a number of financial ratios and covenants.
     Our ability to comply with these agreements may be affected by events beyond our control, including prevailing economic, financial and industry conditions. These covenants could have an adverse effect on our business by limiting our ability to take advantage of financing, merger and acquisition or other corporate opportunities. The breach of any of these covenants or restrictions could result in a default under the indenture governing the Notes or our senior credit facility. An event of default under any of our debt agreements could permit some of our lenders, including the lenders under our senior credit facility, to declare all amounts borrowed from them to be immediately due and payable, together with accrued and unpaid interest, which could, in turn, trigger defaults under other debt obligations and the commitments of the lenders to make further extensions of credit under our senior credit facility could be terminated.
Our variable rate indebtedness subjects us to interest rate risk, which could cause our annual debt service obligations to increase significantly.
     Borrowings under our senior credit facility are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on our variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease.
Item 6. Exhibits
The following exhibits are filed as part of this Quarterly Report:

Exhibit 10.1	Second Amendment to Credit Agreement by and among Gray Television, Inc., certain subsidiaries thereof, the Lenders party thereto and Wells Fargo Bank, N.A., as successor-by-merger to Wachovia Bank, National Association, as administrative agent, dated as of March 31, 2010 (incorporated by reference to Exhibit 99.1 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on April 9, 2010)

Exhibit 31.1	Rule 13(a) — 14(a) Certificate of Chief Executive Officer

Exhibit 31.2	Rule 13(a) — 14(a) Certificate of Chief Financial Officer

Exhibit 32.1	Section 1350 Certificate of Chief Executive Officer

Exhibit 32.2	Section 1350 Certificate of Chief Financial Officer

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAY TELEVISION, INC.
Date: May 10, 2010	By:	/s/ James C. Ryan
James C. Ryan,
Senior Vice President and Chief Financial Officer