Form 10-Q
period 2010-06-30
GRAY TELEVISION INC
filed 2010-08-12
CIK 43196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2010 or

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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (do not check if a smaller reporting company)	Smaller Reporting Company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock, (No Par Value)	Class A Common Stock, (No Par Value)
51,382,793 shares outstanding as of August 11, 2010	5,753,020 shares outstanding as of August 11, 2010

INDEX
GRAY TELEVISION, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands)

	June 30,	December 31,
	2010	2009
Assets:
Current assets:
Cash	$15,714	$16,000
Trade accounts receivable, less allowance for doubtful accounts of $826 and $1,092, respectively	53,793	57,179
Current portion of program broadcast rights, net	3,153	10,220
Deferred tax asset	1,597	1,597
Prepaid and other current assets	3,056	1,788

Total current assets	77,313	86,784

Property and equipment, net	138,654	148,092
Deferred loan costs, net	13,322	1,619
Broadcast licenses	818,981	818,981
Goodwill	170,522	170,522
Other intangible assets, net	1,074	1,316
Investment in broadcasting company	13,599	13,599
Other	4,552	4,826

Total assets	$1,238,017	$1,245,739

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands)

	June 30,	December 31,
	2010	2009
Liabilities and stockholders’ equity:
Current liabilities:
Trade accounts payable	$3,827	$6,047
Employee compensation and benefits	9,197	9,675
Accrued interest	10,953	13,531
Other accrued expenses	4,312	4,814
Interest rate hedge derivatives	—	6,344
Federal and state income taxes	4,122	4,206
Current portion of program broadcast obligations	8,317	15,271
Acquisition related liabilities	863	863
Deferred revenue	6,215	6,241
Current portion of long-term debt	5,011	8,080

Total current liabilities	52,817	75,072

Long-term debt, less current portion	841,761	783,729
Long-term accrued facility fee	26,139	18,307
Program broadcast obligations, less current portion	1,353	1,531
Deferred income taxes	141,387	142,204
Long-term deferred revenue	2,345	2,638
Long-term accrued dividends	10,777	18,917
Accrued pension costs	14,427	13,969
Other	1,972	2,366

Total liabilities	1,092,978	1,058,733

Commitments and contingencies (Note 8)

Preferred stock, no par value; cumulative; redeemable; designated 1.00 shares, issued and outstanding 0.39 and 1.00 shares, respectively ($39,307 and $100,000 aggregate liquidation value, respectively)	36,945	93,386

Stockholders’ equity:
Common stock, no par value; authorized 100,000 shares, issued 56,037 shares and 47,530 shares, respectively	479,641	453,824
Class A common stock, no par value; authorized 15,000 shares, issued 7,332 shares	15,321	15,321
Accumulated deficit	(318,911)	(303,698)
Accumulated other comprehensive loss, net of income tax benefit	(5,444)	(9,314)

	170,607	156,133
Treasury stock at cost, common stock, 4,655 shares	(40,115)	(40,115)
Treasury stock at cost, Class A common stock, 1,579 shares	(22,398)	(22,398)

Total stockholders’ equity	108,094	93,620

Total liabilities and stockholders’ equity	$1,238,017	$1,245,739

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands except for per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Revenues (less agency commissions)	$75,636	$65,057	$146,118	$126,411
Operating expenses before depreciation, amortization and gain on disposal of assets, net:
Broadcast	46,092	45,167	93,659	90,821
Corporate and administrative	3,837	3,592	6,759	7,638
Depreciation	7,931	8,253	15,906	16,514
Amortization of intangible assets	120	145	242	294
Gain on disposals of assets, net	(480)	(1,098)	(524)	(2,620)

	57,500	56,059	116,042	112,647

Operating income	18,136	8,998	30,076	13,764
Other income (expense):
Miscellaneous income, net	19	1	58	13
Interest expense	(17,431)	(20,007)	(37,042)	(30,120)
Loss on early extinguishment of debt	—	—	(349)	(8,352)

Income (loss) before income taxes	724	(11,008)	(7,257)	(24,695)
Income tax expense (benefit)	190	(4,360)	(3,048)	(9,127)

Net income (loss)	534	(6,648)	(4,209)	(15,568)
Preferred dividends (includes accretion of issuance cost of $3,952, $301, $4,253, and $602, respectively)	6,453	4,051	11,004	8,101

Net loss available to common stockholders	$(5,919)	$(10,699)	$(15,213)	$(23,669)

Basic and diluted per share information:
Net loss available to common stockholders	$(0.11)	$(0.22)	$(0.30)	$(0.49)

Weighted-average shares outstanding	54,453	48,506	51,525	48,498

Dividends declared per common share	$—	$—	$—	$—

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS (Unaudited)
(in thousands except for number of shares)

										Accumulated
	Class A					Class A		Common		Other
	Common Stock		Common Stock		Accumulated	Treasury Stock		Treasury Stock		Comprehensive
	Shares	Amount	Shares	Amount	Deficit	Shares	Amount	Shares	Amount	Loss	Total
Balance at December 31, 2009	7,331,574	$15,321	47,529,502	$453,824	$(303,698)	(1,578,554)	$(22,398)	(4,654,750)	$(40,115)	$(9,314)	$93,620
Net loss	—	—	—	—	(4,209)	—	—	—	—	—	—
Gain on derivatives, net of income tax	—	—	—	—	—	—	—	—	—	3,870	—
Comprehensive loss	—	—	—	—	—	—	—	—	—		(339)
Preferred stock dividends	—	—	—	—	(11,004)	—	—	—	—	—	(11,004)
Issuance of common stock:
Exchange for preferred stock	—	—	8,500,000	25,585	—	—	—	—	—	—	25,585
401(k) plan	—	—	7,048	15	—	—	—	—	—	—	15
Stock-based compensation	—	—	—	217	—	—	—	—	—	—	217

Balance at June 30, 2010	7,331,574	$15,321	56,036,550	$479,641	$(318,911)	(1,578,554)	$(22,398)	(4,654,750)	$(40,115)	$(5,444)	$108,094

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2010	2009
Operating activities
Net loss	$(4,209)	$(15,568)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	15,906	16,514
Amortization of intangible assets	242	294
Amortization of deferred loan costs	634	181
Amortization of notes’ original issue discount	225	—
Amortization of restricted stock awards	116	122
Amortization of stock option awards	101	576
Write-off loan acquisition costs from early extinguishment of debt	349	8,352
Accrual of long-term facility fee	7,832	—
Amortization of program broadcast rights	7,705	7,531
Payments on program broadcast obligations	(7,728)	(7,656)
Common stock contributed to 401(k) Plan	15	133
Deferred income taxes	(3,291)	(9,010)
Gain on disposal of assets, net	(524)	(2,620)
Pension expense net of contributions	463	752
Other	(386)	(311)
Changes in operating assets and liabilities:
Receivables and other current assets	2,368	4,001
Accounts payable and other current liabilities	(3,278)	(7,306)
Accrued interest	(2,579)	4,392

Net cash provided by operating activities	13,961	377

Investing activities
Purchases of property and equipment	(6,150)	(9,485)
Proceeds from asset sales	246	9
Equipment transactions related to spectrum reallocation, net	(72)	(131)
Payments on acquisition-related liabilities	(304)	(352)
Other	(18)	361

Net cash used in investing activities	(6,298)	(9,598)

Financing activities
Proceeds from borrowings on long-term debt	358,010	—
Repayments of borrowings on long-term debt	(303,273)	(4,531)
Deferred loan costs	(12,686)	(7,111)
Dividends paid, net of accreted preferred dividend	(14,892)	—
Redemption of preferred stock	(60,693)	—
Proceeds from issuance of common stock	25,585	—

Net cash used in financing activities	(7,949)	(11,642)

Net decrease in cash	(286)	(20,863)
Cash at beginning of period	16,000	30,649

Cash at end of period	$15,714	$9,786

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1. Basis of Presentation
     The accompanying condensed consolidated balance sheet as of December 31, 2009, which was derived from the audited financial statements as of December 31, 2009 of Gray Television, Inc. (“we”, “us”, “our”, “Gray” or the “Company”) and our accompanying unaudited condensed consolidated financial statements as of and for the period ended June 30, 2010 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, such financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In our opinion, all adjustments considered necessary for a fair statement have been included. Our operations consist of one reportable segment. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”). Operating results for the three-month and six-month periods ended June 30, 2010 are not necessarily indicative of the results that may be expected for any future interim period or for the year ending December 31, 2010.
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
Earnings Per Share
     We compute basic earnings per share by dividing net income by the weighted-average number of common shares outstanding during the relevant period. The weighted-average number of common shares outstanding does not include unvested restricted shares. These shares, although classified as issued and outstanding, are considered contingently returnable until the restrictions lapse and are not included in the basic earnings per share calculation until the shares are vested. Diluted earnings per share is computed by including all potentially dilutive common shares issuable, including restricted stock and stock options in the diluted weighted-average shares outstanding calculation. The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding for the three-month and six-month periods ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Weighted-average shares outstanding — basic	54,453	48,506	51,525	48,498
Stock options and restricted stock	—	—	—	—

Weighted-average shares outstanding — diluted	54,453	48,506	51,525	48,498

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Potentially dilutive common shares outstanding at end of period:
Employee stock options	1,152	1,926	1,152	1,926
Unvested restricted stock	66	100	66	100

Total	1,218	2,026	1,218	2,026

Accumulated Other Comprehensive Loss
     Our accumulated other comprehensive loss balances as of June 30, 2010 and December 31, 2009 consist of adjustments to our derivative liability as follows (in thousands):

	June 30,	December 31,
	2010	2009

Accumulated balances of items included in accumulated other comprehensive loss:
Cumulative loss on derivatives, net of income tax	$—	$(3,870)
Pension liability adjustments, net of income tax	(5,444)	(5,444)

Accumulated other comprehensive loss	$(5,444)	$(9,314)

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

1. Basis of Presentation (Continued)
Property and Equipment (Continued)
     The following table lists components of property and equipment by major category (in thousands):

	June 30,	December 31,
	2010	2009
Property and equipment:
Land	$23,052	$23,046
Buildings and improvements	51,644	51,606
Equipment	295,491	291,682

	370,187	366,334
Accumulated depreciation	(231,533)	(218,242)

Total property and equipment, net	$138,654	$148,092

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
     In January 2010, the FASB issued FASB Accounting Standards Update 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This update provides amendments to Topic 820 that provide for more robust disclosures about the (1) different classes of assets and liabilites measured at fair value, (2) valuation techniques and inputs used, (3) activity in Level 3 fair value measurements, and (4) transfers between Levels 1, 2, and 3. This update is effective for interim and annual reporting periods beginning after December 15, 2009 and we adopted this update on January 1, 2010. Our adoption of this update did not have a significant impact upon our financial statements.
Changes in Classifications
     The classification of certain prior period amounts in the investing section of our accompanying unaudited condensed consolidated statement of cash flows have been changed in order to conform to the current year presentation.

2. Long-term Debt and Accrued Facility Fee
     Our long-term debt and long-term accrued facility fee balances are as follows (dollars in thousands):

	June 30,	December 31,
	2010	2009
Long-term debt including current portion:
Senior credit facility excluding long-term accrued facility fee	$488,536	$791,809
10 1/2% senior secured second lien notes	365,000	—

Total long-term debt at liquidation value	853,536	791,809
Less unamortized discount on 10 1/2% senior secured second lien notes	(6,764)	—

Total long-term debt at recorded value	846,772	791,809
Long-term accrued facility fee	26,139	18,307

Total long-term debt and accrued facility fee at recorded value	$872,911	$810,116

Borrowing ability under our senior credit facility	40,000	31,681

First lien leverage ratio as defined in our senior credit facilty:
Actual (1)	5.35	na
Maximum allowed (1)	7.00	na

(1)	The Company was not required to comply with this ratio prior to June 30, 2010.
Senior Credit Facility
     Excluding accrued interest, the amount outstanding under our senior credit facility as of June 30, 2010 was $514.7 million comprised of a term loan balance of $488.5 million and a long-term accrued facility fee of $26.1 million. Excluding accrued interest, the amount outstanding under our senior credit facility as of December 31, 2009 was $810.1 million comprised of a term loan balance of $791.8 million and a long-term accrued facility fee of $18.3 million. Our long-term accrued facility fee is due and payable on December 31, 2014 coincident with the maturity date of our term loan. Under the revolving loan portion of our senior credit facility, the maximum borrowing availability, subject to covenant restrictions, was $40.0 million and $50.0 million as of June 30, 2010 and December 31, 2009, respectively. The amount that we can draw under our revolving loan is limited by the restrictive covenants in our senior credit facility. As of June 30, 2010 and December 31, 2009, we could have drawn $40.0 million and $31.7 million, respectively, of the maximum availability under the revolving loan. As of June 30, 2010 and December 31, 2009, we were in compliance with all covenants required under our debt agreements.
Amendment of Senior Credit Facility and Issuance of 10 1/2% senior secured second lien notes due 2015 (the “Notes”)
     Effective as of March 31, 2010, we amended our existing senior credit facility to provide for, among other things: (i) an increase in the maximum total net leverage ratio covenant under the senior credit facility through March 30, 2011 and (ii) a potential issuance of capital stock and/or senior or subordinated debt securities, which could include securities with a second lien security interest (the “Replacement Debt”). This amendment to the senior credit facility also reduced the revolving loan commitment under the senior credit facility from $50.0 million to $40.0 million.
     Pursuant to this amendment, from March 31, 2010 and until the date we completed an offering of Replacement Debt resulting in the repayment of not less than $200.0 million of our term loan outstanding under the senior credit facility, (i) we were required to pay an annual incentive fee equal to 2.0%, which fee was eliminated upon the consummation of such offering and repayment, (ii) the annual facility fee remained at 3.0%, which fee would, following such repayment, be reduced to 1.25% per year, with a potential for further reductions in future periods, and (iii) we remained subject to a maximum total net leverage ratio, which ratio, following such repayment, would

2. Long-term Debt and Accrued Facility Fee (Continued)
Amendment of Senior Credit Facility and Issuance of 10 1/2% senior secured second lien notes due 2015 (the “Notes”)(Continued)
be replaced by a first lien leverage test, as described in the following paragraph. In addition, from and after such repayment, we would be required to comply with a minimum fixed charge coverage ratio of 0.90x to 1.0x.
     The amendment also provided that upon the completion of an offering of Replacement Debt that resulted in the repayment of not less than $200.0 million of our term loan outstanding under the senior credit facility, we would be, from the date of such repayment, subject to a maximum first lien leverage ratio covenant, which would replace our maximum total leverage ratio covenant. The covenant would range from 7.5x to 6.5x, depending upon the amount of any such repayment.
     On April 29, 2010, we issued $365.0 million aggregate principal amount of Notes. The Notes constituted “Replacement Debt” under the senior credit facility. The Notes were priced at 98.085% of par, resulting in gross proceeds to the Company of $358.0 million. The Notes mature on June 29, 2015. Interest accrues on the Notes from April 29, 2010, and interest is payable semi-annually, on May 1 and November 1 of each year. The first interest payment date is November 1, 2010. We may redeem some or all of the Notes at any time after November 1, 2012 at specified redemption prices. We may also redeem up to 35% of the aggregate principal amount of the Notes using the proceeds from certain equity offerings completed before November 1, 2012. In addition, we may redeem some or all of the Notes at any time prior to November 1, 2012 at a price equal to 100% of the principal amount thereof plus a make whole premium, and accrued and unpaid interest. If we sell certain of our assets or experience specific kinds of changes of control, we must offer to repurchase the Notes.
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

2. Long-term Debt and Accrued Facility Fee (Continued)
Amendment of Senior Credit Facility and Issuance of 10 1/2% senior secured second lien notes due 2015 (the “Notes”)(Continued)
     A summary of certain significant terms contained in our senior credit facility (i) before the March 31, 2010 amendment, (ii) as so amended, and (iii) as amended and after giving effect to the issuance of Notes and related repayment of $300.0 million in principal amount of term loans outstanding under the senior credit facility is as follows:

		As Amended and	As Amended and
		Prior to Issuance	After Issuance of
		of Notes and	Notes and Related
	Prior to Amendment	Related Repayment	Repayment of the
Description	on March 31, 2010	of the Term Loan	Term Loan

Annual interest rate on outstanding
term loan balance	LIBOR plus 3.50%	Same	Same
or BASE plus 2.50%

Annual interest rate on outstanding
revolving loan balance	LIBOR plus 3.50%	Same	Same
or BASE plus 2.50%

Annual facility fee rate	3.00% with	3.00% with	0.75% with
	a potential for	a potential for	a potential for
	reduction in	reduction in	reduction in
	future periods.	future periods.	future periods.

Annual incentive fee rate	None	2.00%	None

Annual commitment fee on undrawn
revolving loan balance	0.50%	Same	Same

Revolving loan commitment	$50 million	$40 million	$40 million

Maximum total net leverage ratio at:
March 31, 2010 through
June 29, 2010	7.00x	9.00x	Replaced with
June 30, 2010 through			a first lien
September 29, 2010	6.50x	9.50x	leverage test
September 30, 2010 through			as descibed above.
March 30, 2011	6.50x	9.75x
March 31, 2011 and thereafter	6.50x	6.50x

Minimum fixed charge coverage ratio	None	Same	0.90x to 1.00x

Maximum cash balance that can be deducted from total debt to calculate net debt in the total net leverage ratio (or first lien leverage test, as applicable)	$10.0 million	Same	$15.0 million

2. Long-term Debt and Accrued Facility Fee (Continued)
Amendment of Senior Credit Facility and Issuance of 10 1/2% senior secured second lien notes due 2015 (the “Notes”)(Continued)
     Beginning April 30, 2010, all interest and fees accrued under the senior credit facility are payable in cash upon their respective due dates, with no portion of such accrued interest and fees being subject to deferral.
     In order to obtain the foregoing amendment of our senior credit facility, we incurred loan issuance costs of approximately $4.5 million, including legal and professional fees. We recorded a loss from early extinguishment of debt of $0.3 million for the six-month period ended June 30, 2010. As of June 30, 2010, we had a deferred loan cost balance, net of accumulated amortization, of $5.4 million related to the amendment of our senior credit facility.
     In order to issue our Notes, we incurred issuance costs of approximately $8.2 million, including legal and professional fees. As of June 30, 2010, we had a deferred loan cost balance, net of accumulated amortization, of $8.0 million related to the issuance of our Notes.
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
     During 2007, we entered into three swap agreements to convert $465.0 million of our variable rate debt under our senior credit facility to fixed rate debt. These interest rate swap agreements expired on April 3, 2010, and they were our only derivatives in effect during the six-month period ended June 30, 2010. Upon entering into the swap agreements, we designated them as hedges of variability of our variable rate interest payments attributable to changes in three-month LIBOR, the designated interest rate. Therefore, these interest rate swap agreements were, prior to their respective expiration dates, considered cash flow hedges.

3. Derivatives (Continued)
Cash Flow Hedges of Interest Rate Risk (Continued)
     Upon entering into a swap agreement, we documented our hedging relationships and our risk management objectives. Our swap agreements did not include written options. Our swap agreements were intended solely to modify the payments for a recognized liability from a variable rate to a fixed rate. Our swap agreements did not qualify for the short-cut method of accounting because the variable rate debt being hedged was pre-payable.
     Hedge effectiveness was evaluated at the end of each quarter. We compared the notional amount, the variable interest rate and the settlement dates of the interest rate swap agreements to the hedged portion of the debt. Our swap agreements were highly effective at hedging our interest rate exposure.
     During the period of each interest rate swap agreement, we recognized the swap agreements at their fair value as an asset or liability on our balance sheet. The effective portion of the change in the fair value of our interest rate swap agreements were recorded in accumulated other comprehensive income (loss). The ineffective portion of the change in fair value of the derivatives was recognized directly in earnings.
     Amounts reported in accumulated other comprehensive income (loss) related to derivatives were reclassified to interest expense as the related interest payments were made on our variable rate debt.
     Under these swap agreements, we received variable rate interest at LIBOR and paid fixed interest at an annual rate of 5.48%. The variable LIBOR was reset in three-month periods under the swap agreements. At our option, the variable LIBOR was reset in one month or three-month periods for the hedged portion of our variable rate debt.
     The table below presents the fair value of our interest rate swap agreements as well as their classification on our balance sheet as of June 30, 2010 and December 31, 2009. We did not have any derivatives classified as assets as of June 30, 2010 or December 31, 2009. The fair values of the derivative instruments were estimated by obtaining quotations from the financial institutions that were counterparties to the instruments. The fair values are estimates of the net amount that we would have been required to pay on December 31, 2009 if the agreements had been transferred to other parties or cancelled on such dates. Amounts in the following table are in thousands.
Fair Values of Derivative Instruments

	As of June 30, 2010		As of December 31, 2009
	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value
Derivatives designated as hedging instruments:
Interest rate swap agreements	Current liabilities	$—	Current liabilities	$6,344

3. Derivatives (Continued)
Cash Flow Hedges of Interest Rate Risk (Continued)
     The following table presents the effect of our derivative financial instruments on our consolidated statements of operations for the three-month and six-month periods ended June 30, 2010 and 2009 (in thousands):

	Cash Flow Hedging Relationships for the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Interest rate swap agreements:
Liability at beginning of period	$(360)	$(20,451)	$(6,344)	$(24,611)

Effective portion of gains recognized in other comprehensive loss	6,531	8,156	18,624	13,933

Effective portion of losses recorded in accumulated other comprehensive loss and reclassified into interest expense	(6,171)	(4,611)	(12,280)	(6,228)

Portion of gains (losses) representing the amount of hedge ineffectiveness and the amount excluded from the assessment of hedge effectiveness and recorded as an increase (decrease) in interest expense	—	(696)	—	(696)

Liability at end of period	$—	$(17,602)	$—	$(17,602)

     For the six-month period ended June 30, 2010, we recorded income on derivatives as other comprehensive income of $3.9 million, net of a $2.5 million income tax expense. For the six-month period ended June 30, 2009, we recorded income on derivatives as other comprehensive income of $4.7 million, net of a $3.0 million income tax benefit.
Credit-risk Related Contingent Features
     We attempt to manage our counterparty risk by entering into derivative instruments with global financial institutions that we believe present a low risk of credit loss resulting from nonperformance. For the six-month period ended June 30, 2010, we had not recorded a credit value adjustment related to our interest rate swap agreements. These agreements expired on April 3, 2010.
     Our interest rate swap agreements incorporated the covenant provisions of our senior credit facility. Failure to comply with the covenant provisions of the senior credit facility would have resulted in our being in default of our obligations under our interest rate swap agreements.

4. Fair Value Measurement
     Fair value is the price that market participants would pay or receive to sell an asset or pay to transfer a liability in an orderly transaction. Fair value is also considered the exit price. We utilize market data or assumptions that market participants would use in pricing an asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable. We utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized into a hierarchy that gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (“Level 1”) and the lowest priority to unobservable inputs that require assumptions to measure fair value (“Level 3”).
Recurring Fair Value Measurements
     Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The following table sets forth our financial agreements, which were accounted for at fair value, by level within the fair value hierarchy as of June 30, 2010 and December 31, 2009 (in thousands):
Recurring Fair Value Measurements

As of June 30, 2010
	Level 1	Level 2	Level 3	Total
Liabilities:
Interest rate swap agreements	$—	$—	$—	$—

	As of December 31, 2009
	Level 1	Level 2	Level 3	Total
Liabilities:
Interest rate swap agreements	$—	$6,344	$—	$6,344
     Fair values of our interest rate swap agreements were based on estimates provided by the counterparties. Valuation of these items entailed a significant amount of judgment.

4. Fair Value Measurement (Continued)
Non-Recurring Fair Value Measurements
     We have certain assets that are measured at fair value on a non-recurring basis and are adjusted to fair value only when the carrying values exceed their fair values. Included in the following table are the significant categories of assets measured at fair value on a non-recurring basis as of June 30, 2010 and December 31, 2009 and any impairment charges recorded for those assets in the six-month periods ended June 30, 2010 and 2009 (in thousands).
Non-Recurring Fair Value Measurements

					Impairment Loss
					for the Six Months Ended
	As of June 30, 2010				June 30,
	Level 1	Level 2	Level 3	Total	2010	2009
Assets:
Property and equipment, net	$—	$—	$138,654	$138,654	$—	$—
Program broadcast rights	—	—	4,161	4,161	172	114
Investment in broadcasting company	—	—	13,599	13,599	—	—
Broadcast licenses	—	—	818,981	818,981	—	—
Goodwill	—	—	170,522	170,522	—	—
Other intangible assets, net	—	—	1,074	1,074	—	—

Total	$—	$—	$1,146,991	$1,146,991	$172	$114

	As of December 31, 2009
	Level 1	Level 2	Level 3	Total
Assets:
Property and equipment, net	$—	$—	$148,092	$148,092
Program broadcast rights	—	—	11,265	11,265
Investment in broadcasting company	—	—	13,599	13,599
Broadcast licenses	—	—	818,981	818,981
Goodwill	—	—	170,522	170,522
Other intangible assets, net	—	—	1,316	1,316

Total	$—	$—	$1,163,775	$1,163,775

     Fair value of our property and equipment is estimated by our engineers. Fair value of our investment in broadcasting company is based upon estimated future cash flows. Fair values of program broadcast rights, broadcast licenses, goodwill and other intangible assets, net, are subjected to impairment testing. Our program broadcast rights impairment charges were recorded as a broadcast operating expense in the respective periods.
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

4. Fair Value Measurement (Continued)
Fair Value of Other Financial Instruments (Continued)
     The carrying amounts of the following instruments approximate fair value, due to their short term to maturity: (i) accounts receivable, (ii) prepaid and other current assets, (iii) accounts payable, (iv) accrued employee compensation and benefits, (v) accrued interest, (vi) other accrued expenses, (vii) dividends payable, (viii) acquisition-related liabilities and (ix) deferred revenue.
     The carrying amount of our long-term debt, including the current portion and long-term accrued facility fee, was $872.9 million and $810.1 million, respectively, and the fair value was $832.5 million and $704.8 million, respectively as of June 30, 2010 and December 31, 2009. Fair value of our long-term debt, including the current portion and long-term accrued facility fee, is based on estimates provided by third party financial professionals as of June 30, 2010 and December 31, 2009.
5. Preferred Stock
     As of June 30, 2010 and December 31, 2009, we had 393 shares and 1,000 shares of Series D Perpetual Preferred Stock outstanding, respectively. The Series D Perpetual Preferred Stock has a liquidation value of $100,000 per share, for a total liquidation value of $39.3 million and $100.0 million as of June 30, 2010 and December 31, 2009 and a recorded value of $36.9 million and $93.4 million as of June 30, 2010 and December 31, 2009, respectively. The difference between the liquidation values and the recorded values was the unaccreted portion of the original issuance discount and issuance cost. Our accrued Series D Perpetual Preferred Stock dividend balances as of June 30, 2010 and December 31, 2009 were $10.8 million and $18.9 million, respectively.
     On April 29, 2010, we repurchased approximately $60.7 million in face amount of our Series D Perpetual Preferred Stock, and $14.9 million in accrued dividends thereon, in exchange for $50.0 million in cash, using net proceeds from the sale of Notes, and the issuance of 8.5 million shares of common stock.
     Except for the payment of dividends on April 29, 2010, we have deferred the cash payment of our preferred stock dividends earned thereon since October 1, 2008. Because at least three consecutive cash dividend payments with respect to the Series D Perpetual Preferred Stock remain unfunded, the dividend rate has increased from 15.0% per annum to 17.0% per annum. Our Series D Perpetual Preferred Stock dividend began accruing at 17.0% per annum on July 16, 2009 and will accrue at that rate as long as at least three consecutive cash dividend payments remain unfunded.
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

6. Retirement Plans
     The following table provides the components of net periodic benefit cost for our pension plans for the three-month and six-month periods ended June 30, 2010 and 2009, respectively (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Service cost	$883	$774	$1,766	$1,551
Interest cost	640	550	1,280	1,100
Expected return on plan assets	(477)	(501)	(955)	(1,003)
Loss amortization	248	102	497	205

Net periodic benefit cost	$1,294	$925	$2,588	$1,853

     During the six-month period ended June 30, 2010, we contributed $2.1 million to our pension plans. During the remainder of the fiscal year ending December 31, 2010 (“fiscal 2010”), we expect to contribute an additional $1.9 million to our pension plans.
7. Stock-based Compensation
     We recognize compensation expense for share-based payment awards made to our employees and directors including stock options and restricted shares under our 2007 Long-Term Incentive Plan and the Directors’ Restricted Stock Plan. The following table provides our stock-based compensation expense and related income tax benefit for the three-month and six-month periods ending June 30, 2010 and 2009, respectively (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Stock-based compensation expense, gross	$62	$345	$217	$698
Income tax benefit at our statutory rate associated with stock-based compensation	(24)	(135)	(85)	(272)

Stock-based compensation expense, net	$38	$210	$132	$426

7. Stock-based Compensation (Continued)
Long-term Incentive Plan
     During the six-month periods ended June 30, 2010 and 2009, we did not grant any options to our employees to acquire our common stock. A summary of stock option activity related to our common stock for the six-month periods ended June 30, 2010 and 2009 is as follows (option amounts in thousands):

	Six Months Ended June 30,
	2010		2009
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price
Common stock:
Stock options outstanding — beginning of period	1,476	$8.28	1,949	$8.31
Options expired	(265)	$10.10	(12)	$12.37
Options forfeited	(59)	$11.37	(11)	$8.11

Stock options outstanding — end of period	1,152	$8.29	1,926	$8.29

Exercisable at end of period	1,142	$7.70	643	$9.87
     As of June 30, 2010, the market price of our common stock was less than the exercise prices for all but 10,000 of our outstanding stock options. The total intrinsic value of these options was approximately $3,100. For the six-month period ended June 30, 2010, we did not have any options outstanding for our Class A common stock.
Directors’ Restricted Stock Plan
     During the six-month periods ended June 30, 2010 and 2009, we did not grant any shares of restricted stock to our directors. The unearned compensation resulting from previous grants is being amortized as an expense over the vesting period of the restricted common stock. The total amount of unearned compensation is equal to the market value of the shares at the date of grant, net of accumulated amortization.

7. Stock-based Compensation (Continued)
Long-term Incentive Plan
     The following table summarizes our non-vested restricted shares during the six-month period ended June 30, 2010 and their weighted-average fair value per share as of their date of grant (shares in thousands):

		Weighted- average
	Number of	Fair Value
	Shares	Per Share
Restricted Stock:
Non-vested common restricted shares, December 31, 2009	66	$6.36
Granted	—	—
Vested	—	—

Non-vested common restricted shares, June 30, 2010	66	$6.36

8. Commitments and Contingencies
Legal Proceedings and Claims
     From time to time, we are or may become subject to legal proceedings and claims that arise in the normal course of our business. In our opinion, the amount of ultimate liability, if any, with respect to these actions, will not materially affect our financial position. However, the outcome of any one or more matters cannot be predicted with certainty, and the unfavorable resolution of any matter could have a material adverse effect on us.
Sports Marketing Agreement
     On October 12, 2004, the University of Kentucky (“UK”) awarded a sports marketing agreement jointly to us and IMG Worldwide, Inc. (“IMG”) (the “UK Agreement”). The UK Agreement commenced on April 16, 2005 and has an initial term of seven years with the option to extend for three additional years.
     On July 1, 2006, the terms of the agreement between IMG and us were amended. As amended, the UK Agreement provides that we will share in profits in excess of certain amounts specified by the agreement, if any, but not losses. The agreement also provides that we will separately retain all local broadcast advertising revenue and pay all local broadcast expenses for activities under the agreement. Under the amended agreement, IMG agreed to make all license fee payments to UK. However, if IMG is unable to pay the license fee to UK, we will then be required to pay the unpaid portion of the license fee to UK. As of June 30, 2010, the aggregate license fee to be paid by IMG to UK over the remaining portion of the full ten-year term (including the optional three year extension) of the agreement is approximately $41.6 million. If we make advances on behalf of IMG, IMG is required to reimburse us for the amount paid within 60 days after the close of each contract year, which ends on June 30th. IMG has also agreed to pay interest on any advance at a rate equal to the prime rate. During the six-month period ended June 30, 2010, we did not advance any amounts to UK on behalf of IMG under this agreement. As of June 30, 2010, we do not consider the risk of non-performance by IMG to be high.
9. Goodwill and Intangible Assets
     Our intangible assets are primarily comprised of network affiliations and broadcast licenses. We did not acquire any network affiliation agreements or broadcast licenses during the six-month period ended June 30, 2010. Upon renewal of such intangible assets, we expense all related fees as incurred. There were no triggering events that required a test of impairment of our goodwill or intangible assets during the six-month period ended June 30, 2010.

10. Income Taxes
     For the three-month and six-month periods ended June 30, 2010 and 2009, our income tax expense (benefit) and effective tax rates were as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Income tax expense (benefit)	$190	$(4,360)	$(3,048)	$(9,127)
Effective income tax rate	26%	40%	42%	37%
     We estimate our income and differences between taxable income and recorded income on an annual basis. Our tax provision for each quarter is based upon these full year projections which are revised each reporting period. As a result of our refinancing activities that we completed in April of 2010, we revised our full-year 2010 tax estimates. The revisions to these estimates resulted in a decrease in tax expense during the three-month period ended June 30, 2010 of approximately $0.1 million which reduced our effective tax rate for the three-month period ended June 30, 2010.
     The effective income tax rate for the six-month period ended June 30, 2010 as compared to the six-month period ended June 30, 2009 increased primarily as a result of an increase in state income taxes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview
Introduction
     The following analysis of the financial condition and results of operations of Gray Television, Inc. (“we”, “us”, “our”, “Gray” or the “Company”) should be read in conjunction with our unaudited condensed consolidated financial statements and related notes contained in this report and our audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (the “2009 Form 10-K”).
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
     Broadcast advertising is sold for placement either preceding or following a television station’s network programming and within local and syndicated programming. Broadcast advertising is sold in time increments and is priced primarily on the basis of a program’s popularity among the specific audience an advertiser desires to reach, as measured by Nielsen. In addition, broadcast advertising rates are affected by the number of advertisers competing for the available time, the size and demographic makeup of the market served by the station and the availability of alternative advertising media in the market area. Broadcast advertising rates are the highest during the most desirable viewing hours, with corresponding reductions during other hours. The ratings of a local station affiliated with a major network can also be affected by ratings of network programming.
     We sell internet advertising on our stations’ websites. These advertisements are sold as banner advertisements on the websites, pre-roll advertisements or video and other types of advertisements.
     Most advertising contracts are short-term and generally run only for a few weeks. Approximately 66.9% of the net revenues of our television stations for the six-month period ended June 30, 2010 were generated from local advertising (including political advertising revenues), which is sold primarily by a station’s sales staff directly to local accounts, and the remainder was represented primarily by national advertising, which is sold by a station’s national advertising sales representatives. The stations generally pay commissions to advertising agencies on local, regional and national advertising and the stations also pay commissions to the national sales representatives on national advertising, including certain political advertising.
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
     During the recent economic recession, many of our advertising customers reduced their advertising spending, which in turn reduced our revenue in 2009. However in both the three-month and six-month periods ended June 30, 2010, our advertising revenues have increased over 2009 levels which we believe is a result of an improving economy. Traditionally, automotive dealers have accounted for a significant portion of our advertising revenue and they have increased their advertising spending significantly in 2010 compared to 2009. In even numbered years, there are a relatively greater number of elections than in odd numbered years. Consistent therewith, in 2010, our political advertising revenue has increased over the comparable 2009 periods due to increased advertising by political candidates and special interest groups. Our non-advertising revenue, such as retransmission consent revenue and consulting revenue, has also increased in 2010 as compared to the comparable 2009 periods. Notwithstanding these increases, our advertising revenues continue to come under pressure, to an extent, from the internet as a competitor for advertising spending. We continue to enhance and market our internet websites in order to generate additional revenue.
     As a result of our efforts to improve our operations and in what we believe to be an improving economic environment, our operating income for the three-month and six-month periods ended June 30, 2010 compared to the three-month and six-month periods ended June 30, 2009 has improved. Please see our “Results of Operations” and “Liquidity and Capital Resources” sections below for further discussion of our operating results.
Revenue
     Set forth below are the principal types of revenues, less agency commissions, earned by us for the periods indicated and the percentage contribution of each to our total revenues (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2010		2009		2010		2009
		Percent		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total
Revenue:
Local	$45,886	60.7%	$43,272	66.5%	$89,397	61.2%	$82,558	65.3%
National	13,791	18.2%	12,373	19.0%	27,742	19.0%	25,248	20.0%
Internet	3,124	4.1%	2,711	4.2%	6,196	4.2%	5,275	4.2%
Political	5,588	7.4%	942	1.4%	8,371	5.7%	1,951	1.5%
Retransmission consent	4,670	6.2%	3,959	6.1%	9,309	6.4%	7,599	6.0%
Production and other	1,854	2.5%	1,628	2.5%	3,786	2.6%	3,470	2.7%
Network compensation	173	0.2%	172	0.3%	217	0.1%	310	0.3%
Consulting revenue	550	0.7%	—	0.0%	1,100	0.8%	—	0.0%

Total	$75,636	100.0%	$65,057	100.0%	$146,118	100.0%	$126,411	100.0%

Results of Operations
Three Months Ended June 30, 2010 (“2010 three-month period”) Compared to Three Months Ended June 30, 2009 (“2009 three-month period”)
     Revenue. Total revenue increased $10.6 million, or 16%, to $75.6 million in the 2010 three-month period due primarily to increased local, national, internet and political advertising revenues, retransmission consent revenue, production and other revenue and consulting revenue. Local advertising revenues increased approximately $2.6 million, or 6%, to $45.9 million. National advertising revenues increased approximately $1.4 million, or 11%, to $13.8 million. Internet advertising revenues increased $0.4 million, or 15%, to $3.1 million. Local, national and internet advertising revenue increased due to increased spending by advertisers in an improving economic environment. Advertising revenue categories by customer type, excluding political advertising, demonstrating significant improvement during the three-month period ended June 30, 2010 compared to the three-month period ended June 30, 2009 were: automotive, increasing 48%; medical services, increasing 14%; financial and insurance services, increasing 13%; and home improvement, increasing 12%. Revenue categories reflecting period over period declines were: communications, decreasing 19%; paid programming, decreasing 19% and restaurants, decreasing 11%. Political advertising revenues increased $4.6 million, or 493%, to $5.6 million reflecting increased advertising from political candidates during the “on year” of the two-year political advertising cycle. Retransmission consent revenue increased $0.7 million, or 18%, to $4.7 million due to the improved terms of our retransmission contracts compared to those in effect during the 2009 three-month period. We earned consulting revenue of $0.6 million due to our agreement with Young Broadcasting, Inc. Production and other revenue increased $0.2 million, or 14%, to $1.9 million.
     Broadcast expenses. Broadcast expenses (before depreciation, amortization and gain on disposal of assets) increased $0.9 million, or 2%, to $46.1 million in the 2010 three-month period, due primarily to an increase in compensation expense of $1.2 million and national sales representation expense of $0.3 million, partially offset by a decrease in bad debt expense of $0.4 million and internet related expenses of $0.3 million. Compensation expense increased primarily due to increases in sales incentive compensation of $0.6 million due to the increase in advertising revenue discussed above and an increase in pension expense of $0.4 million. As of June 30, 2010 and 2009, we employed 2,176 and 2,216 total employees, respectively, in our broadcast operations. Since December 31, 2007, we have decreased the total number of employees in our broadcast operations by 249 persons, a decrease of 10.3%. National sales representation expense is equal to a certain percentage of our national sales revenue (including certain political advertising revenue) and increases as this revenue increases. Bad debt expense decreased primarily due to an improvement in the quality of our accounts receivable balances. We attribute this to an improving economy and an increased focus on collections. Internet related expenses decreased primarily due to the use of a new text alert service provider at a lower cost.
     Corporate and administrative expenses. Corporate and administrative expenses (before depreciation, amortization and gain on disposal of assets) increased $0.2 million, or 7%, to $3.8 million in the 2010 three-month period. The increase was due primarily to an increase in compensation expense of $0.7 million partially offset by a decrease in consulting expense of $0.2 million and a decrease in legal expense of $0.2 million. The increase in compensation expense was due primarily to the payment of certain bonuses to certain executive officers. No bonus payments had been made to these individuals in 2009. The total bonus payments aggregated $1.05 million. This increase in compensation expense was partially offset by a decrease in non-cash stock-based compensation expense of $0.3 million. We recorded non-cash stock-based compensation expense during the three-month periods ended June 30, 2010 and 2009 of $62,000 and $345,000, respectively. Non-cash stock based compensation has decreased due to the majority of our outstanding stock options becoming fully vested. Consulting expense decreased due to the expiration, on December 31, 2009, of a consulting agreement with our former Chairman and reduced income tax consulting. Legal expense decreased due to a decrease in the number of retransmission consent revenue contracts being negotiated in the current period compared to the comparable period of the prior year.
     Depreciation. Depreciation of property and equipment decreased $0.3 million, or 4%, to $7.9 million during the 2010 three-month period. The decrease in depreciation was the result of reduced capital expenditures in recent years compared to that of prior years. As a result, more assets acquired in prior years have become fully depreciated than have been purchased in recent years.
     Gain on disposal of assets. Gain on disposal of assets decreased $0.6 million to $0.5 million during the 2010 three-month period as compared to the comparable period in the prior year. The Federal Communications Commission (the “FCC”) has mandated that all broadcasters operating microwave facilities on certain frequencies in the 2 GHz band relocate their respective signals to other frequencies and upgrade their equipment. The spectrum being vacated by broadcasters has been reallocated to third parties who, as part of the overall FCC-mandated spectrum reallocation project, must provide affected broadcasters with new digital microwave replacement equipment at no cost to the broadcaster and also reimburse them for certain associated out-of-pocket expenses. During the three-month periods ended June 30, 2010 and 2009, we recognized gains of $0.3 million and $1.7 million, respectively, on the disposal of assets associated with this spectrum reallocation project.

     Interest expense. Interest expense decreased $2.6 million, or 13%, to $17.4 million for the 2010 three-month period. This decrease was attributable to a decrease in our average interest rates, partially offset by an increase in our average debt balance. On April 29, 2010, we issued $365.0 million of Notes. The Notes were issued at a discount to yield 11.0% per annum. We used $300.0 million of the proceeds from the issuance of the Notes to reduce the balance outstanding under our senior credit facility. As a result of this transaction, we increased our average debt balance and reduced our interest rate on our total debt outstanding. Also, our interest rate swap agreements expired in April 2010 which further reduced our average interest rate. Our average debt balance was $871.6 million and $797.5 million during the 2010 and 2009 three-month periods, respectively. The average interest rates, including the effects of our interest rate swap agreements, on our total debt balances was approximately 7.2% and 9.5% during the 2010 and 2009 three-month periods, respectively.
     Income tax expense or benefit. We recognized an income tax expense of $0.2 million in the 2010 three-month period compared to an income tax benefit of $4.4 million in the 2009 three-month period. For the three-month periods ended June 30, 2010 and 2009, our effective income tax rate was 26% and 40%, respectively. We estimate our income and differences between taxable income and recorded income on an annual basis. Our tax provision for each quarter is based upon these full year projections which are revised each reporting period. As a result of our refinancing activities that we completed in April 2010, we revised our full-year 2010 tax estimates. The revisions to these estimates resulted in a decrease in tax expense during the three-month period ended June 30, 2010 of approximately $0.1 million, which reduced our effective tax rate for the three-month period ended June 30, 2010. We currently estimate that our effective income tax rate for the year ending December 31, 2010 will be approximately 42%.
     Preferred stock dividends. Preferred dividends increased $2.4 million, or 59%, to $6.5 million in the 2010 three-month period compared to the 2009 three-month period. On April 29, 2010, we repurchased approximately $60.7 million in face amount of our Series D Perpetual Preferred Stock. As a result of this transaction, we recognized the unaccreted portion of the original issuance costs and discount allocated to the repurchased $60.7 million of Series D Perpetual Preferred Stock as a dividend. We did not have a similar transaction in the 2009 three-month period.
Six Months Ended June 30, 2010 (“2010 six-month period”) Compared to Six Months Ended June 30, 2009 (“2009 six-month period”)
     Revenue. Total revenue increased $19.7 million, or 16%, to $146.1 million in the 2010 six-month period due primarily to increased local, national, internet and political advertising revenue, retransmission consent revenue, production and other revenue and consulting revenue. These increases were partially offset by decreased network compensation revenue. Local advertising revenue increased approximately $6.8 million, or 8%, to $89.4 million. National advertising revenue increased approximately $2.5 million, or 10%, to $27.7 million. Internet advertising revenue increased $0.9 million, or 17%, to $6.2 million. Local, national and internet advertising revenue increased due to increased spending by advertisers in an improving economic environment. Advertising revenue categories by customer type, excluding political advertising, demonstrating significant improvement during the six-month period ended June 30, 2010 compared to the six-month period ended June 30, 2009 were: automotive, increasing 45%; financial and insurance services, increasing 18%; medical services, increasing 15%; and home improvement, increasing 9%. Revenue categories reflecting period over period declines were: paid programming, decreasing 20%; communications, decreasing 18%; and restaurants, decreasing 7%. Net advertising revenue associated with the broadcast of the 2010 Super Bowl on our seventeen CBS-affiliated stations approximated $860,000 which was an increase from our approximately $750,000 of Super Bowl revenues earned in 2009 on our ten NBC-affiliated stations. In addition, results in the 2010 six-month period benefited from approximately $2.8 million of net revenues earned from the broadcast of the 2010 Winter Olympic Games on our NBC-affiliated stations. There was no corresponding broadcast of Olympic Games during the 2009 six-month period. Political advertising revenue increased $6.4 million, or 329%, to $8.4 million, reflecting increased advertising from political candidates during the “on year” of the two-year political advertising cycle. Retransmission consent revenue increased $1.7 million, or 23%, to $9.3 million due to the improved terms of our retransmission contracts compared to those in effect during the 2009 six-month period. Production and other revenue increased $0.3 million, or 9%, to $3.8 million. We earned consulting revenue of $1.1 million from our agreement with Young Broadcasting, Inc.

     Broadcast expenses. Broadcast expenses (before depreciation, amortization and gain on disposal of assets, net) increased $2.8 million, or 3%, to $93.7 million in the 2010 six-month period, due primarily to increases in compensation expense of $2.5 million and national sales representation expense of $0.5 million partially offset by decreases in electricity expense of $0.4 million and bad debt expense of $0.3 million. Compensation expense increased primarily due to increases in sales incentive compensation and pension expense partially offset by a decrease in healthcare expense. Sales incentive compensation increased $1.2 million due to the increase in advertising revenue discussed above. Pension expense increased $0.7 million. Healthcare expense decreased $0.4 million due to lower healthcare claims. National sales representation expense is equal to a certain percentage of our national sales revenue (including certain political advertising revenue) and increases as this revenue increases. Bad debt expense decreased primarily due to an improvement in the quality of our accounts receivable balances. We attribute this to an improving economy and an increased focus on collections. Electricity expenses decreased due to the discontinuance of our analog broadcasts.
     Corporate and administrative expenses. Corporate and administrative expenses (before depreciation, amortization and gain on disposal of assets) decreased $0.9 million, or 12%, to $6.8 million for the 2010 six-month period. The decrease was due primarily to a decrease in consulting expense of $0.3 million and a decrease in legal expense of $0.5 million partially offset by an increase in compensation expense of $0.2 million. Consulting expense decreased due to the expiration, on December 31, 2009, of a consulting agreement with our former Chairman, and reduced income tax consulting. Legal expense decreased due to a decrease in the number of retransmission consent revenue contracts being negotiated in the current period compared to the comparable period of the prior year. The increase in compensation expense was due primarily to the payment of certain bonuses to certain executive officers. No bonus payments had been made to these individuals in 2009. The total bonus payments aggregated $1.05 million. This increase in compensation expense was partially offset by a decrease in non-cash stock-based compensation expense of $0.5 million and a decrease in severance expense of $0.1 million. We recorded non-cash stock-based compensation expense during the six-month periods ended June 30, 2010 and 2009 of $217,000 and $698,000, respectively. Non-cash stock based compensation has decreased due to the majority of our outstanding stock options becoming fully vested.
     Depreciation. Depreciation of property and equipment decreased $0.6 million, or 4%, to $15.9 million for the 2010 six-month period. The decrease in depreciation was the result of reduced capital expenditures in recent years compared to that of prior years. As a result, more assets acquired in prior years have become fully depreciated than have been purchased in recent years.
     Gain on disposal of assets. Gain on disposal of assets decreased $2.1 million to $0.5 million during the 2010 six-month period as compared to the comparable period in the prior year. During the six-month periods ended June 30, 2010 and 2009, we recognized gains of $0.4 million and $3.3 million, respectively, on the disposal of assets associated with the spectrum reallocation project.
     Interest expense. Interest expense increased $6.9 million, or 23%, to $37.0 million for the 2010 six-month period. This increase was attributable to an increase in average debt balance and an increase in our average interest rates. We amended our senior credit facility on each of March 31, 2009 and March 31, 2010. Upon amending the senior credit facility on March 31, 2009, our interest rates increased. Upon amending our senior credit facilty on March 31, 2010, our interest rate increased further until April 29, 2010, when we issued the Notes and repaid a portion of the amount outstanding under our senior credit facility. Although the interest rate on our Notes is higher than that of borrowings under our senior credit facility, the prepayment of $300.0 million of the amount outstanding under the senior credit facility resulted in the reduction of the interest rate on the remaining outstanding balance under the senior credit facility, which resulted in a lower total average interest rate beginning April 29, 2010. Our interest rate swap agreements expired in April 2010. These expirations had a further positive effect upon our average interest rate. Although these events resulted in improvements in our total interest rate, they occurred too late in the period to lower our total average interest rate for the six-month period compared to the comparable period of the prior year. Our average debt balance was $831.0 million and $798.6 million during the 2010 six-month period and the 2009 six-month period, respectively. The average interest rates on our total debt balances was 8.9% and 7.2% during the 2010 and 2009 six-month periods, respectively. These interest rates include the effects of our interest rate swap agreements.

     Loss on early extinguishment of debt. On March 31, 2010, we amended our senior credit facility. In order to obtain this amendment, we incurred loan issuance costs of approximately $4.5 million, including legal and professional fees. These fees were funded from our cash balances. In connection with this transaction, we reported a loss from early extinguishment of debt of $0.3 million in the 2010 six-month period. On March 31, 2009, we amended our senior credit facility. In order to obtain this amendment, we incurred loan issuance costs of approximately $7.5 million including legal and professional fees. In connection with this transaction, we reported a loss from early extinguishment of debt of $8.4 million in the 2009 six-month period.
     Income tax expense or benefit. We recognized an income tax benefit of $3.0 million in the 2010 six-month period compared to an income tax benefit of $9.1 million in the 2009 six-month period. The effective income tax rate was 42% for the 2010 six-month period and 37% in the 2009 six-month period. The effective income tax rate for the six-month period ended June 30, 2010 as compared to the six-month period ended June 30, 2009 increased primarily as a result of an increase in state income taxes. We currently estimate that our effective income tax rate for the year ended December 31, 2010 will be approximately 42%.
     Preferred stock dividends. Preferred stock dividends increased $2.9 million, or 36%, to $11.0 million. On April 29, 2010, we repurchased approximately $60.7 million in face amount of our Series D Perpetual Preferred Stock. As a result of this transaction, we recognized the unaccreted portion of the original issuance costs and discount allocated to the repurchased $60.7 million of Series D Perpetual Preferred Stock as a dividend. We did not have a similar transaction in the 2009 six-month period.
Liquidity and Capital Resources
General
     The following table presents data that we believe is helpful in evaluating our liquidity and capital resources (dollars in thousands).

	Six Months Ended June 30,
	2010	2009
Net cash provided by operating activities	$13,961	$377
Net cash used in investing activities	(6,298)	(9,598)
Net cash used in financing activities	(7,949)	(11,642)

Decrease in cash	$(286)	$(20,863)

	As of
	June 30,	December 31,
	2010	2009
Cash	$15,714	$16,000
Long-term debt including current portion	$846,772	$791,809
Long-term accrued facility fee	$26,139	$18,307
Preferred stock, excluding unamortized original issue discount	$36,945	$93,386
Borrowing availability under our senior credit facility	$40,000	$31,681

First lien leverage ratio as defined under our senior credit facilty:
Actual (1)	5.35	na
Maximum allowed (1)	7.00	na

(1)	The Company was not required to comply with this ratio prior to June 30, 2010.
Senior Credit Facility
     Excluding accrued interest, the amount outstanding under our senior credit facility as of June 30, 2010 was $514.7 million comprised of a term loan balance of $488.5 million and a long-term accrued facility fee of $26.1 million. Excluding accrued interest, the amount outstanding under our senior credit facility as of December 31, 2009 was $810.1 million comprised of a term loan balance of $791.8 million and a long-term accrued facility fee of $18.3 million. Our long-term accrued facility fee is due and payable December 31, 2014 coincident with the maturity date of our term loan. Under the revolving loan portion of our senior credit facility, the maximum borrowing availability, subject to covenant restrictions, was $40.0 million and $50.0 million as of June 30, 2010 and December 31, 2009, respectively. The amount that we can draw under our revolving loan is limited by the restrictive covenants in our senior credit facility. As of June 30, 2010 and December 31, 2009, we could have drawn $40.0 million and $31.7 million, respectively, of the maximum availability under the revolving loan. As of June 30, 2010 and December 31, 2009, we were in compliance with all covenants required under our debt agreements.
Amendment of Senior Credit Facility and Issuance of 10 1/2% senior secured second lien notes due 2015 (the “Notes”)
     Effective as of March 31, 2010, we amended our existing senior credit facility to provide for, among other things: (i) an increase in the maximum total net leverage ratio covenant under the senior credit facility through March 30, 2011 and (ii) a potential issuance of capital stock and/or senior or subordinated debt securities, which could include securities with a second lien security interest (the “Replacement Debt”). This amendment to the senior credit facility also reduced the revolving loan commitment under the senior credit facility from $50.0 million to $40.0 million.
     Pursuant to this amendment, from March 31, 2010 and until the date we completed an offering of Replacement Debt resulting in the repayment of not less than $200.0 million of our term loan outstanding under the senior credit facility, (i) we were required to pay an annual incentive fee equal to 2.0%, which fee was eliminated upon the consummation of such offering and repayment, (ii) the annual facility fee remained at 3.0%, which fee would, following such repayment, be reduced to 1.25% per year, with a potential for further reductions in future periods, and (iii) we remained subject to a maximum total net leverage ratio, which ratio, following such repayment, would be replaced by a first lien leverage test, as described in the following paragraph. In addition, from and after such repayment, we would be required to comply with a minimum fixed charge coverage ratio of 0.90x to 1.0x.
     The amendment also provided that upon the completion of an offering of Replacement Debt that resulted in the repayment of not less than $200.0 million of our term loan outstanding under the senior credit facility, we would be, from the date of such repayment, subject to a maximum first lien leverage ratio covenant, which would replace our maximum total leverage ratio covenant. The covenant would range from 7.5x to 6.5x, depending upon the amount of any such repayment.
     On April 29, 2010, we issued $365.0 million aggregate principal amount of Notes. The Notes constituted “Replacement Debt” under the senior credit facility. The Notes were priced at 98.085% of par, resulting in gross proceeds to the Company of $358.0 million. The Notes mature on June 29, 2015. Interest accrues on the Notes from April 29, 2010, and interest is payable semi-annually, on May 1 and November 1 of each year. The first interest payment date is November 1, 2010. We may redeem some or all of the Notes at any time after November 1, 2012 at specified redemption prices. We may also redeem up to 35% of the aggregate principal amount of the Notes using the proceeds from certain equity offerings completed before November 1, 2012. In addition, we may redeem some or all of the Notes at any time prior to November 1, 2012 at a price equal to 100% of the principal amount thereof plus a make whole premium, and accrued and unpaid interest. If we sell certain of our assets or experience specific kinds of changes of control, we must offer to repurchase the Notes.
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

		As Amended and	As Amended and
		Prior to Issuance	After Issuance of
		of Notes and	Notes and Related
	Prior to Amendment	Related Repayment	Repayment of the
Description	on March 31, 2010	of the Term Loan	Term Loan
Annual interest rate on outstanding
term loan balance	LIBOR plus 3.50% or BASE plus 2.50%	Same	Same

Annual interest rate on outstanding
revolving loan balance	LIBOR plus 3.50% or BASE plus 2.50%	Same	Same

Annual facility fee rate	3.00% with a potential for reduction in future periods.	3.00% with a potential for reduction in future periods.	0.75% with a potential for reduction in future periods.

Annual incentive fee rate	None	2.00%	None

Annual commitment fee on undrawn
revolving loan balance	0.50%	Same	Same

Revolving loan commitment	$50 million	$40 million	$40 million

Maximum total net leverage ratio at:
March 31, 2010 through June 29, 2010	7.00x	9.00x	Replaced with
June 30, 2010 through September 29, 2010	6.50x	9.50x	a first lien leverage test
September 30, 2010 through March 30, 2011	6.50x	9.75x	as descibed above.
March 31, 2011 and thereafter	6.50x	6.50x

Minimum fixed charge coverage ratio	None	Same	0.90x to 1.00x

Maximum cash balance that can be deducted from total debt to calculate net debt in the total net leverage ratio (or first lien leverage test, as applicable)	$10.0 million	Same	$15.0 million
     Beginning April 30, 2010, all interest and fees accrued under the senior credit facility payable in cash upon their respective due dates, with no portion of such accrued interest and fees being subject to deferral.
     In order to obtain the foregoing amendment of our senior credit facility, we incurred loan issuance costs of approximately $4.5 million, including legal and professional fees. We recorded a loss from early extinguishment of debt of $0.3 million for the six-month period ended June 30, 2010. As of June 30, 2010, we had a deferred loan cost balance, net of accumulated amortization, of $5.4 million related to the amendment of our senior credit facility.

     In order to issue our Notes, we incurred issuance costs of approximately $8.2 million, including legal and professional fees. As of June 30, 2010, we had a deferred loan cost balance, net of accumulated amortization, of $8.0 million related to the issuance of our Notes.
Series D Perpetual Preferred Stock
     As of June 30, 2010 and December 31, 2009, we had 393 shares and 1,000 shares of Series D Perpetual Preferred Stock outstanding, respectively. The Series D Perpetual Preferred Stock has a liquidation value of $100,000 per share, for a total liquidation value of $39.3 million and $100.0 million as of June 30, 2010 and December 31, 2009 and a recorded value of $36.9 million and $93.4 million as of June 30, 2010 and December 31, 2009, respectively. The difference between the liquidation values and the recorded values was the unaccreted portion of the original issuance discount and issuance cost. Our accrued Series D Perpetual Preferred Stock dividend balances as of June 30, 2010 and December 31, 2009 were $10.8 million and $18.9 million, respectively.
     On April 29, 2010, we repurchased approximately $60.7 million in face amount of our Series D Perpetual Preferred Stock, and $14.9 million in accrued dividends thereon, in exchange for $50.0 million in cash, using net proceeds from the sale of Notes, and the issuance of 8.5 million shares of common stock.
     Except for the payment of dividends on April 29, 2010, we have deferred the cash payment of our preferred stock dividends earned thereon since October 1, 2008. Because at least three consecutive cash dividend payments with respect to the Series D Perpetual Preferred Stock remain unfunded, the dividend rate has increased from 15.0% per annum to 17.0% per annum. Our Series D Perpetual Preferred Stock dividend began accruing at 17.0% per annum on July 16, 2009 and will accrue at that rate as long as at least three consecutive cash dividend payments remain unfunded.
     While any Series D Perpetual Preferred Stock dividend payments are in arrears, we are prohibited from repurchasing, declaring and/or paying any cash dividend with respect to any equity securities having liquidation preferences equivalent to or junior in ranking to the liquidation preferences of the Series D Perpetual Preferred Stock, including our common stock and Class A common stock. We can provide no assurances as to when any future cash payments will be made on any accumulated and unpaid Series D Perpetual Preferred Stock cash dividends presently in arrears or that become in arrears in the future. The Series D Perpetual Preferred Stock has no mandatory redemption date but may be redeemed at the stockholders’ option on or after June 30, 2015. We have deferred cash dividends on our Series D Perpetual Preferred Stock and correspondingly suspended cash dividends on our common and Class A common stock to, among other things, reallocate cash resources and support our ability to pay increased interest costs and fees associated with our senior credit facility.
Net Cash Provided By (Used In) Operating, Investing and Financing Activities
     Net cash provided by operating activities was $14.0 million in the 2010 six-month period compared to $0.4 million in the 2009 six-month period. The increase in cash provided by operations is primarily due to an increase in revenue and a decrease in corporate expenses, partially offset by an increase in broadcast expenses.
     Net cash used in investing activities was $6.3 million in the 2010 six-month period compared to net cash used in investing activities of $9.6 million for the 2009 six-month period. The decrease in cash used in investing activities was largely due to decreased spending for equipment resulting from the completion of our transition to digital from analog broadcasting.
     Net cash used in financing activities in the 2010 six-month period was $7.9 million. Net cash used in financing activities in the 2009 six-month period was $11.6 million. This decrease in cash used was due primarily to the net effects of our refinancing activities in the current year.
Capital Expenditures
     Capital expenditures in the 2010 and 2009 six-month periods were $6.2 million and $9.5 million, respectively. The 2010 six-month period included, in part, less capital expenditures relating to the conversion of analog broadcasts to digital broadcasts as compared to the 2009 six-month period. We anticipate that our capital expenditures for the remainder of 2010 will be approximately $8.8 million.
Other
     We file a consolidated federal income tax return and such state or local tax returns as are required. Although we may earn taxable operating income in future years, as of June 30, 2010, we anticipate that through the use of our available loss carryforwards we will not pay significant amounts of federal or state income taxes in the next several years. However, we estimate that we will pay state income taxes in certain states over the next several years.
     We do not believe that inflation has had a significant impact on our results of operations nor is inflation expected to have a significant effect upon our business in the near future.
     During the 2010 six-month period, we contributed $2.1 million to our pension plans. During the remainder of fiscal 2010, we expect to contribute an additional $1.9 million to our pension plans.
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
Cautionary Note Regarding Forward-Looking Statements
     This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21 E of the Securities Exchange Act of 1934. Forward-looking statements are all statements other than those of historical fact. When used in this Quarterly Report, the words “believes,” “expects,” “anticipates,” “estimates,” “will,” “may,” “should” and similar words and expressions are generally intended to identify forward-looking statements. Among other things, statements that describe our expectations regarding our results of operations, general and industry-specific economic conditions, expected benefits from our various corporate initiatives, future pension plan contributions, capital expenditures and future effective income tax rates are forward-looking statements. Readers of this Quarterly Report are cautioned that any forward-looking statements, including those regarding the intent, belief or current expectations of our management, are not guarantees of future performance, results or events and involve risks and uncertainties, and that actual results and events may differ materially from those contained in the forward-looking statements as a result of various factors including, but not limited to, those listed under the heading “Risk Factors” in our 2009 Form 10-K and subsequently filed quarterly reports on Form 10-Q, as well as the other factors described from time to time in our filings with the Securities and Exchange Commission. Forward-looking statements speak only as of the date they are made. We undertake no obligation to update such forward-looking statements to reflect subsequent events or circumstances.
Item 3. Quantitative and Qualitative Disclosure About Market Risk
     We believe that the market risk of our financial instruments as of June 30, 2010 has not materially changed since December 31, 2009. The market risk profile on December 31, 2009 is disclosed in our 2009 Form 10-K.

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
     There were no changes in our internal control over financial reporting during the three-month period ended June 30, 2010 identified in connection with this evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1A. Risk Factors
     In addition to the risks set out under the heading “Risk Factors” in Part I, Item 1A in our 2009 Form 10-K and Part II, Item 1A in our quarterly report on Form 10-Q for the quarter ended March 31, 2010, the Company, and the value of an investment in the Company’s securities, is also subject to the following material risks, the occurrence of any of which could have a material adverse effect on our business, financial condition or results of operations, and which could materially adversely impact the value of an investment in the Company’s securities.
Our ability to successfully negotiate future retransmission consent agreements may be hindered by the interests of networks with whom we are affiliated and by potential legislative or regulatory changes to the framework under which these agreements are negotiated.
     Our affiliation agreements with some broadcast networks include certain terms that may affect our future ability to permit cable, satellite and telecommunications providers (“MVPDs”) to retransmit network programming, and in some cases, we may be unable to satisfy certain obligations under our existing or any future retransmission consent agreements with MVPDs in our local markets if the broadcast networks withhold their consent to the retransmission of those positions of our stations’ signals containing network programming, or the networks may require us to pay compensation in exchange for permitting redistribution of network programming by MVPDs. If we are required to make payments to networks in connection with signal retransmission, those payments may adversely affect our operating results. If we are unable to satisfy certain obligations under our existing or future retransmission consent agreements with MVPDs, there could be a material adverse effect on our results of operations.
     The FCC is currently examining proposals that, if adopted as currently proposed, would change the current rules for conducting negotiations with cable and satellite companies, including requiring mandatory arbitration in some instances. If Congress or the FCC completed, our ability to generate revenue for these services could be materially adversely affected.
Item 5. Other Information
     Based on their significant contributions to the successful completion of the Company’s various refinancing transactions, on May 27, 2010, the Compensation Committee of the Board of Directors of the Company approved the payment of bonus amounts to certain executive officers of the Company. No bonus payments had been made as a part of the normal executive compensation process to these same executive officers in either 2009 or 2008.

     Bonuses of $350,000 were approved, and paid to each of Messrs. Howell, Prather and Ryan. These bonus payments were made subject to a pro-rata repayment requirement by the applicable executive in the event he voluntarily resigns from employment with the Company within three years of the date of payment, which was June 9, 2010.
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

GRAY TELEVISION, INC. (Registrant)
Date: August 12, 2010	By:	/s/ James C. Ryan
James C. Ryan,
Senior Vice President and Chief Financial Officer