Form 10-Q
period 2010-09-30
GRAY TELEVISION INC
filed 2010-11-08
CIK 43196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2010
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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (do not check if a smaller reporting company)	Smaller Reporting Company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock, (No Par Value)	Class A Common Stock, (No Par Value)

51,386,313 shares outstanding as of October 31, 2010	5,753,020 shares outstanding as of October 31, 2010

INDEX
GRAY TELEVISION, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands)

	September 30,	December 31,
	2010	2009
Assets:
Current assets:
Cash	$20,170	$16,000
Trade accounts receivable, less allowance for doubtful accounts of $950 and $1,092, respectively	56,094	57,179
Current portion of program broadcast rights, net	13,468	10,220
Deferred tax asset	1,597	1,597
Prepaid and other current assets	3,405	1,788

Total current assets	94,734	86,784

Property and equipment, net	135,664	148,092
Deferred loan costs, net	13,008	1,619
Broadcast licenses	818,981	818,981
Goodwill	170,522	170,522
Other intangible assets, net	954	1,316
Investment in broadcasting company	13,599	13,599
Other	4,497	4,826

Total assets	$1,251,959	$1,245,739

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands)

	September 30,	December 31,
	2010	2009
Liabilities and stockholders’ equity:
Current liabilities:
Trade accounts payable	$2,566	$6,047
Employee compensation and benefits	12,574	9,675
Accrued interest	17,434	13,531
Other accrued expenses	5,216	4,814
Interest rate hedge derivatives	—	6,344
Federal and state income taxes	3,829	4,206
Current portion of program broadcast obligations	18,530	15,271
Acquisition related liabilities	863	863
Deferred revenue	9,989	6,241
Current portion of long-term debt	5,011	8,080

Total current liabilities	76,012	75,072

Long-term debt, less current portion	840,846	783,729
Long-term accrued facility fee	11,139	18,307
Program broadcast obligations, less current portion	1,407	1,531
Deferred income taxes	144,127	142,204
Long-term deferred revenue	1,987	2,638
Long-term accrued dividends	12,447	18,917
Accrued pension costs	13,415	13,969
Other	1,705	2,366

Total liabilities	1,103,085	1,058,733

Commitments and contingencies (Note 8)

Preferred stock, no par value; cumulative; redeemable; designated 1.00 shares, issued and outstanding 0.39 and 1.00 shares, respectively ($39,307 and $100,000 aggregate liquidation value, respectively)	37,063	93,386

Stockholders’ equity:
Common stock, no par value; authorized 100,000 shares, issued 56,040 shares and 47,530 shares, respectively	479,639	453,824
Class A common stock, no par value; authorized 15,000 shares, issued 7,332 shares	15,321	15,321
Accumulated deficit	(315,192)	(303,698)
Accumulated other comprehensive loss, net of income tax benefit	(5,444)	(9,314)

	174,324	156,133
Treasury stock at cost, common stock, 4,655 shares	(40,115)	(40,115)
Treasury stock at cost, Class A common stock, 1,579 shares	(22,398)	(22,398)

Total stockholders’ equity	111,811	93,620

Total liabilities and stockholders’ equity	$1,251,959	$1,245,739

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands except for per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenues (less agency commissions)	$85,345	$66,446	$231,463	$192,857
Operating expenses before depreciation, amortization and gain on disposal of assets, net:
Broadcast	49,796	46,173	143,455	136,994
Corporate and administrative	3,369	3,308	10,128	10,946
Depreciation	7,495	8,025	23,401	24,538
Amortization of intangible assets	120	145	362	440
Gain on disposals of assets, net	(85)	(1,835)	(609)	(4,455)

	60,695	55,816	176,737	168,463

Operating income	24,650	10,630	54,726	24,394
Other income (expense):
Miscellaneous (expense) income, net	(15)	13	43	26
Interest expense	(16,671)	(19,400)	(53,713)	(49,520)
Loss on early extinguishment of debt	—	—	(349)	(8,352)

Income (loss) before income taxes	7,964	(8,757)	707	(33,452)
Income tax expense (benefit)	2,456	(3,237)	(592)	(12,364)

Net income (loss)	5,508	(5,520)	1,299	(21,088)
Preferred dividends (includes accretion of issuance cost of $118, $301, $4,371, and $903, respectively)	1,789	4,468	12,793	12,569

Net income (loss) available to common stockholders	$3,719	$(9,988)	$(11,494)	$(33,657)

Basic per share information:
Net income (loss) available to common stockholders	$0.07	$(0.21)	$(0.22)	$(0.69)

Weighted-average shares outstanding	57,071	48,519	53,394	48,505

Diluted per share information:
Net income (loss) available to common stockholders	$0.07	$(0.21)	$(0.22)	$(0.69)

Weighted-average shares outstanding	57,072	48,519	53,394	48,505

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (Unaudited)
(in thousands except for number of shares)

										Accumulated
	Class A					Class A		Common		Other
	Common Stock		Common Stock		Accumulated	Treasury Stock		Treasury Stock		Comprehensive
	Shares	Amount	Shares	Amount	Deficit	Shares	Amount	Shares	Amount	Loss	Total

Balance at December 31, 2009	7,331,574	$15,321	47,529,502	$453,824	$(303,698)	(1,578,554)	$(22,398)	(4,654,750)	$(40,115)	$(9,314)	$93,620

Net income	—	—	—	—	1,299	—	—	—	—	—	—

Gain on derivatives, net of income tax	—	—	—	—	—	—	—	—	—	3,870	—

Comprehensive income	—	—	—	—	—	—	—	—	—	—	5,169

Preferred stock dividends	—	—	—	—	(12,793)	—	—	—	—	—	(12,793)

Issuance of common stock:
Exchange for preferred stock	—	—	8,500,000	25,518	—	—	—	—	—	—	25,518
401(k) plan	—	—	10,489	23	—	—	—	—	—	—	23

Stock-based compensation	—	—	—	274	—	—	—	—	—	—	274

Balance at September 30, 2010	7,331,574	$15,321	56,039,991	$479,639	$(315,192)	(1,578,554)	$(22,398)	(4,654,750)	$(40,115)	$(5,444)	$111,811

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2010	2009
Operating activities
Net income (loss)	$1,299	$(21,088)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	23,401	24,538
Amortization of intangible assets	362	440
Amortization of deferred loan costs	1,333	250
Amortization of notes’ original issue discount	564	—
Amortization of restricted stock awards	174	185
Amortization of stock option awards	100	859
Write-off loan acquisition costs from early extinguishment of debt	349	8,352
Payment of long-term facility fee, net of accrual	(7,168)	—
Amortization of program broadcast rights	11,438	11,353
Payments on program broadcast obligations	(11,590)	(11,483)
Common stock contributed to 401(k) Plan	23	141
Deferred income taxes	(551)	(12,296)
Gain on disposal of assets, net	(609)	(4,455)
Pension expense net of contributions	(546)	(371)
Other	(661)	(454)
Changes in operating assets and liabilities:
Receivables and other current assets	(163)	6,499
Accounts payable and other current liabilities	3,082	(7,894)
Accrued interest	3,902	10,862

Net cash provided by operating activities	24,739	5,438

Investing activities
Purchases of property and equipment	(10,478)	(13,683)
Proceeds from asset sales	275	15
Equipment transactions related to spectrum reallocation, net	(179)	75
Payments on acquisition-related liabilities	(533)	(613)
Other	(1)	260

Net cash used in investing activities	(10,916)	(13,946)

Financing activities
Proceeds from borrowings on long-term debt	358,010	—
Repayments of borrowings on long-term debt	(304,525)	(6,551)
Deferred loan costs	(13,071)	(7,390)
Dividends paid, net of accreted preferred dividend	(14,892)	—
Redemption of preferred stock	(60,693)	—
Proceeds from issuance of common stock	25,518	—

Net cash used in financing activities	(9,653)	(13,941)

Net increase (decrease) in cash	4,170	(22,449)
Cash at beginning of period	16,000	30,649

Cash at end of period	$20,170	$8,200

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1. Basis of Presentation
     The accompanying condensed consolidated balance sheet as of December 31, 2009, which was derived from the audited financial statements as of December 31, 2009 of Gray Television, Inc. (“we”, “us”, “our”, “Gray” or the “Company”) and our accompanying unaudited condensed consolidated financial statements as of and for the period ended September 30, 2010 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, such financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In our opinion, all adjustments considered necessary for a fair statement have been included. Our operations consist of one reportable segment. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”). Operating results for the three-month and nine-month periods ended September 30, 2010 are not necessarily indicative of the results that may be expected for any future interim period or for the year ending December 31, 2010.
Seasonality
     Broadcast advertising revenues are generally highest in the second and fourth quarters each year, due in part to increases in advertising in the spring and in the period leading up to and including the holiday season. In addition, broadcast advertising revenues are generally higher during even numbered years due to spending related to various political campaigns and issues, which spending typically is heaviest during the fourth quarter.
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
Earnings Per Share
     We compute basic earnings per share by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the relevant period. The weighted-average number of common shares outstanding does not include unvested restricted shares. These shares, although classified as issued and outstanding, are considered contingently returnable until the restrictions lapse and are not included in the basic earnings per share calculation until the shares are vested. Diluted earnings per share is computed by including all potentially dilutive common shares issuable, including restricted stock and stock options in the diluted weighted-average shares outstanding calculation.

1. Basis of Presentation (Continued)
Earnings Per Share (Continued)
     The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding for the three-month and nine-month periods ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Weighted-average shares outstanding — basic	57,071	48,519	53,394	48,505
Stock options and restricted stock	1	—	—	—

Weighted-average shares outstanding — diluted	57,072	48,519	53,394	48,505

     For periods in which we reported losses, all potentially dilutive common shares are excluded from the computation of diluted earnings per share, since their inclusion would be antidilutive. Securities that could potentially dilute earnings per share, but which were not included in the calculation of diluted earnings per share because their inclusion would have been antidilutive for the periods presented, are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Potentially dilutive common shares outstanding at end of period:
Employee stock options	1,036	1,921	1,036	1,921
Unvested restricted stock	66	100	66	100

Total	1,102	2,021	1,102	2,021
Common stock equivalents included in diluted weighted-average shares outstanding	(1)	—	—	—

Potentially dilutive securities excluded from diluted weighted-average shares outstanding	1,101	2,021	1,102	2,021

Accumulated Other Comprehensive Loss
     Our accumulated other comprehensive loss balances as of September 30, 2010 and December 31, 2009 consist of adjustments to our pension and derivative liability as follows (in thousands):

	September 30,	December 31,
	2010	2009
Accumulated balances of items included in accumulated other comprehensive loss:
Cumulative loss on derivatives, net of income tax	$—	$(3,870)
Pension liability adjustments, net of income tax	(5,444)	(5,444)

Accumulated other comprehensive loss	$(5,444)	$(9,314)

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
     The following table lists components of property and equipment by major category (in thousands):

	September 30,	December 31,
	2010	2009
Property and equipment:
Land	$23,052	$23,046
Buildings and improvements	51,726	51,606
Equipment	299,680	291,682

	374,458	366,334
Accumulated depreciation	(238,794)	(218,242)

Total property and equipment, net	$135,664	$148,092

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

2. Long-term Debt and Accrued Facility Fee
     Our long-term debt and long-term accrued facility fee balances are as follows (dollars in thousands):

	September 30,	December 31,
	2010	2009
Long-term debt including current portion:
Senior credit facility excluding long-term accrued facility fee	$487,283	$791,809
10 1/2% senior secured second lien notes	365,000	—

Total long-term debt at liquidation value	852,283	791,809
Less unamortized discount on 10 1/2% senior secured second lien notes	(6,426)	—

Total long-term debt at recorded value	845,857	791,809
Long-term accrued facility fee	11,139	18,307

Total long-term debt and accrued facility fee at recorded value	$856,996	$810,116

Borrowing ability under our senior credit facility	40,000	31,681

First lien leverage ratio as defined in our senior credit facilty:
Actual (1)	5.10	na
Maximum allowed (1)	7.00	na

(1)	The Company was not required to comply with this ratio prior to June 30, 2010.
Senior Credit Facility
     Excluding accrued interest, the amount outstanding under our senior credit facility as of September 30, 2010 was $498.4 million comprised of a term loan balance of $487.3 million and a long-term accrued facility fee of $11.1 million. Excluding accrued interest, the amount outstanding under our senior credit facility as of December 31, 2009 was $810.1 million comprised of a term loan balance of $791.8 million and a long-term accrued facility fee of $18.3 million. Our long-term accrued facility fee is due and payable on December 31, 2014 coincident with the maturity date of our term loan. Under the revolving loan portion of our senior credit facility, the maximum borrowing availability, subject to covenant restrictions, was $40.0 million and $50.0 million as of September 30, 2010 and December 31, 2009, respectively. The amount that we can draw under our revolving loan is limited by the restrictive covenants in our senior credit facility. As of September 30, 2010 and December 31, 2009, we could have drawn $40.0 million and $31.7 million, respectively, of the maximum availability under the revolving loan. As of September 30, 2010 and December 31, 2009, we were in compliance with all covenants required under our debt agreements.
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
     Pursuant to this amendment, from March 31, 2010 and until the date we completed an offering of Replacement Debt resulting in the repayment of not less than $200.0 million of our term loan outstanding under the senior credit facility (which offering was completed on April 29, 2010), (i) we were required to pay an annual incentive fee equal to 2.0%, which fee was eliminated upon the consummation of such offering and repayment, (ii) the annual facility fee remained at 3.0%, and (iii) we remained subject to a maximum total net leverage ratio, which ratio, following such

2. Long-term Debt and Accrued Facility Fee (Continued)
Amendment of Senior Credit Facility and Issuance of 10 1/2% senior secured second lien notes due 2015 (the “Notes”)(Continued)
repayment, was replaced by a first lien leverage test, as described in the following paragraph. In addition, from and after such repayment, we were required to comply with a minimum fixed charge coverage ratio of 0.90x to 1.0x. Following the repayment on April 29, 2010 of $300.0 million of our term loan outstanding under our senior credit facility, our annual facility fee was reduced to 0.75% per year with a potential for further reductions in future periods.
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
     On April 29, 2010, we issued $365.0 million aggregate principal amount of Notes. The Notes constituted “Replacement Debt” under the senior credit facility. The Notes were priced at 98.085% of par, resulting in gross proceeds to the Company of $358.0 million. The Notes mature on June 29, 2015. Interest accrues on the Notes from April 29, 2010, and interest is payable semi-annually, on May 1 and November 1 of each year. The first interest payment date was November 1, 2010. We may redeem some or all of the Notes at any time after November 1, 2012 at specified redemption prices. We may also redeem up to 35% of the aggregate principal amount of the Notes using the proceeds from certain equity offerings completed before November 1, 2012. In addition, we may redeem some or all of the Notes at any time prior to November 1, 2012 at a price equal to 100% of the principal amount thereof plus a make whole premium, and accrued and unpaid interest. If we sell certain of our assets or experience specific kinds of changes of control, we must offer to repurchase the Notes.
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

		As Amended and	As Amended and
		Prior to Issuance	After Issuance of
		of Notes and	Notes and Related
	Prior to Amendment	Related Repayment	Repayment of the
Description	on March 31, 2010	of the Term Loan	Term Loan

Annual interest rate on outstanding term loan balance	LIBOR plus 3.50% or BASE plus 2.50%	Same	Same

Annual interest rate on outstanding revolving loan balance	LIBOR plus 3.50% or BASE plus 2.50%	Same	Same

Annual facility fee rate	3.00% with a potential for reduction in future periods.	3.00% with a potential for reduction in future periods.	0.75% with a potential for reduction in future periods.

Annual incentive fee rate	None	2.00%	None

Annual commitment fee on undrawn revolving loan balance	0.50%	Same	Same

Revolving loan commitment	$50 million	$40 million	$40 million

Maximum total net leverage ratio at:
March 31, 2010 through June 29, 2010	7.00x	9.00x	Replaced with a first lien
June 30, 2010 through September 29, 2010	6.50x	9.50x	leverage test as descibed above.
September 30, 2010 through March 30, 2011	6.50x	9.75x
March 31, 2011 and thereafter	6.50x	6.50x

Minimum fixed charge coverage ratio	None	Same	0.90x to 1.00x

Maximum cash balance that can be deducted from total debt to calculate net debt in the total net leverage ratio (or first lien leverage test, as applicable)	$10.0 million	Same	$15.0 million

2. Long-term Debt and Accrued Facility Fee (Continued)
Amendment of Senior Credit Facility and Issuance of 10 1/2% senior secured second lien notes due 2015 (the “Notes”)(Continued)
     Beginning April 30, 2010, all interest and fees accrued under the senior credit facility became payable in cash upon their respective due dates, with no portion of such accrued interest and fees being subject to deferral.
     In order to obtain the foregoing amendment of our senior credit facility, we incurred loan issuance costs of approximately $4.5 million, including legal and professional fees. We recorded a loss from early extinguishment of debt of $0.3 million for the nine-month period ended September 30, 2010. As of September 30, 2010, we had a deferred loan cost balance, net of accumulated amortization, of $5.1 million related to the amendment of our senior credit facility.
     In order to issue our Notes, we incurred issuance costs of approximately $8.6 million, including legal and professional fees. As of September 30, 2010, we had a deferred loan cost balance, net of accumulated amortization, of $7.9 million related to the issuance of our Notes.
Payment of Principal Balances Under our Senior Credit Facility Subsequent to September 30, 2010
     Subsequent to September 30, 2010 but prior to the issuance of this quarterly report, we permanently pre-paid $15.1 million of our outstanding obligations owed under our senior credit facility. We used cash from operations to fund this payment.
3. Derivatives
Risk Management Objective of Using Derivatives
     We are exposed to certain risks arising from business operations and economic conditions. We attempt to manage our exposure to a wide variety of business and operational risks principally through management of our core business activities. We attempt to manage economic risk, including interest rate, liquidity and credit risk, primarily by managing the amount, sources and duration of our debt financing and, at certain times, the use of interest rate swap agreements. Specifically, we enter into interest rate swap agreements to manage interest rate exposure with the following objectives:
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

     During 2007, we entered into three swap agreements to convert $465.0 million of our variable rate debt under our senior credit facility to fixed rate debt. These interest rate swap agreements expired on April 3, 2010, and they were our only derivatives in effect during the nine-month period ended September 30, 2010. Upon entering into the swap agreements, we designated them as hedges of variability of our variable rate interest payments attributable to changes in three-month LIBOR, the designated interest rate. Therefore, these interest rate swap agreements were, prior to their respective expiration dates, considered cash flow hedges.
3. Derivatives (Continued)
Cash Flow Hedges of Interest Rate Risk (Continued)
     Upon entering into these swap agreements, we documented our hedging relationships and our risk management objectives. Our swap agreements did not include written options. Our swap agreements were intended solely to modify the payments for a recognized liability from a variable rate to a fixed rate. Our swap agreements did not qualify for the short-cut method of accounting because the variable rate debt being hedged was pre-payable.
     Hedge effectiveness was evaluated at the end of each quarter. We compared the notional amount, the variable interest rate and the settlement dates of the interest rate swap agreements to the hedged portion of the debt. Our swap agreements were highly effective at hedging our interest rate exposure.
     During the period of each interest rate swap agreement, we recognized the swap agreements at their fair value as an asset or liability on our balance sheet. The effective portion of the change in the fair value of our interest rate swap agreements was recorded in accumulated other comprehensive income (loss). The ineffective portion of the change in fair value of the derivatives was recognized directly in earnings.
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
     The table below presents the fair value of our interest rate swap agreements as well as their classification on our balance sheet as of September 30, 2010 and December 31, 2009. We did not have any derivatives classified as assets as of September 30, 2010 or December 31, 2009. The fair values of the derivative instruments were estimated by obtaining quotations from the financial institutions that were counterparties to the instruments. The fair values were estimates of the net amount that we would have been required to pay on December 31, 2009 if the agreements had been transferred to other parties or cancelled on such dates. Amounts in the following table are in thousands.
Fair Values of Derivative Instruments

	As of September 30, 2010		As of December 31, 2009
	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value

Derivatives designated as hedging instruments:
Interest rate swap agreements	NA	$—	Current liabilities	$6,344

3. Derivatives (Continued)
Cash Flow Hedges of Interest Rate Risk (Continued)
     The following table presents the effect of our derivative financial instruments on our consolidated statements of operations for the three-month and nine-month periods ended September 30, 2010 and 2009 (in thousands):

	Cash Flow Hedging Relationships for the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Interest rate swap agreements:
Liability at beginning of period	$—	$(17,602)	$(6,344)	$(24,611)

Effective portion of (losses) or gains recognized in other comprehensive loss	—	(417)	(5,936)	1,060

Effective portion of (losses) or gains recorded in accumulated other comprehensive loss and reclassified into interest expense	—	5,060	12,280	11,288

Portion of gains (losses) representing the amount of hedge ineffectiveness and the amount excluded from the assessment of hedge effectiveness and recorded as an increase (decrease) in interest expense	—	513	—	(183)

Liability at end of period	$—	$(12,446)	$—	$(12,446)

     For the nine-month period ended September 30, 2010, we recorded income on derivatives as other comprehensive income of $3.9 million, net of a $2.5 million income tax expense. For the nine-month period ended September 30, 2009, we recorded income on derivatives as other comprehensive income of $7.5 million, net of a $4.8 million income tax expense.
Credit-risk Related Contingent Features
     We attempt to manage our counterparty risk by entering into derivative instruments with global financial institutions that we believe present a low risk of credit loss resulting from nonperformance. For the nine-month period ended September 30, 2010, we had not recorded a credit value adjustment related to our interest rate swap agreements. These agreements expired on April 3, 2010.
     Our interest rate swap agreements incorporated the covenant provisions of our senior credit facility. Failure to comply with the covenant provisions of the senior credit facility would have resulted in our being in default of our obligations under our interest rate swap agreements.

4. Fair Value Measurement
     Fair value is the price that market participants would pay or receive to sell an asset or pay to transfer a liability in an orderly transaction. Fair value is also considered the exit price. We utilize market data or assumptions that market participants would use in pricing an asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable. We utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized into a hierarchy that gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (“Level 1”) and the lowest priority to unobservable inputs that require assumptions to measure fair value (“Level 3”). Level 2 inputs are those that are other than quoted prices included within Level 1 that are observable for the asset or liability either directly or indirectly (“Level 2”).
Recurring Fair Value Measurements
     Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The following table sets forth our financial agreements, which were accounted for at fair value, by level within the fair value hierarchy as of September 30, 2010 and December 31, 2009 (in thousands):
Recurring Fair Value Measurements

As of September 30, 2010
	Level 1	Level 2	Level 3	Total

Liabilities:
Interest rate swap agreements	$—	$—	$—	$—

	As of December 31, 2009
	Level 1	Level 2	Level 3	Total

Liabilities:
Interest rate swap agreements	$—	$6,344	$—	$6,344
     Fair values of our interest rate swap agreements were based on estimates provided by the counterparties. Valuation of these items entailed a significant amount of judgment.

4. Fair Value Measurement (Continued)
Non-Recurring Fair Value Measurements
     We have certain assets that are measured at fair value on a non-recurring basis and are adjusted to fair value only when the carrying values exceed their fair values. Included in the following table are the significant categories of assets measured at fair value on a non-recurring basis as of September 30, 2010 and December 31, 2009 and any impairment charges recorded for those assets in the nine-month periods ended September 30, 2010 and 2009 (in thousands).
Non-Recurring Fair Value Measurements

					Impairment Loss
					for the Nine Months Ended
	As of September 30, 2010				September 30,
	Level 1	Level 2	Level 3	Total	2010	2009
Assets:
Property and equipment, net	$—	$—	$135,664	$135,664	$—	$—
Program broadcast rights	—	—	14,566	14,566	185	122
Investment in broadcasting company	—	—	13,599	13,599	—	—
Broadcast licenses	—	—	818,981	818,981	—	—
Goodwill	—	—	170,522	170,522	—	—
Other intangible assets, net	—	—	954	954	—	—

Total	$—	$—	$1,154,286	$1,154,286	$185	$122

	As of December 31, 2009
	Level 1	Level 2	Level 3	Total
Assets:
Property and equipment, net	$—	$—	$148,092	$148,092
Program broadcast rights	—	—	11,265	11,265
Investment in broadcasting company	—	—	13,599	13,599
Broadcast licenses	—	—	818,981	818,981
Goodwill	—	—	170,522	170,522
Other intangible assets, net	—	—	1,316	1,316

Total	$—	$—	$1,163,775	$1,163,775

     Fair value of our property and equipment is estimated to be at least equal to our recorded cost net of accumulated depreciation and these values are reviewed by our engineers for impairment. Fair values of our investment in broadcasting company, program broadcast rights, broadcast licenses, goodwill and other intangible assets, net, are estimated to be at least equal to our recorded cost and are subjected to impairment testing. Our program broadcast rights impairment charges were recorded as a broadcast operating expense in the respective periods.
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
     The carrying amount of our long-term debt, including the current portion and long-term accrued facility fee, was $857.0 million and $810.1 million, respectively, and the fair value was $843.5 million and $704.8 million, respectively as of September 30, 2010 and December 31, 2009. Fair value of our long-term debt, including the current portion and long-term accrued facility fee, is based on estimates provided by third party financial professionals as of September 30, 2010 and December 31, 2009.
5. Preferred Stock
     As of September 30, 2010 and December 31, 2009, we had 393 shares and 1,000 shares of Series D Perpetual Preferred Stock outstanding, respectively. The Series D Perpetual Preferred Stock has a liquidation value of $100,000 per share, for a total liquidation value of $39.3 million and $100.0 million as of September 30, 2010 and December 31, 2009 and a recorded value of $37.1 million and $93.4 million as of September 30, 2010 and December 31, 2009, respectively. The difference between the liquidation values and the recorded values was the unaccreted portion of the original issuance discount and issuance cost. Our accrued Series D Perpetual Preferred Stock dividend balances as of September 30, 2010 and December 31, 2009 were $12.4 million and $18.9 million, respectively.
     On April 29, 2010, we repurchased approximately $60.7 million in face amount of our Series D Perpetual Preferred Stock, and $14.9 million in accrued dividends thereon, in exchange for $50.0 million in cash, using net proceeds from the sale of Notes, and 8.5 million shares of common stock.
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
     While any Series D Perpetual Preferred Stock dividend payments are in arrears, we are prohibited from repurchasing, declaring and/or paying any cash dividend with respect to any equity securities having liquidation preferences equivalent to or junior in ranking to the liquidation preferences of the Series D Perpetual Preferred Stock, including our common stock and Class A common stock. We can provide no assurances as to when any future cash payments will be made on any accumulated and unpaid Series D Perpetual Preferred Stock cash dividends presently in arrears or that become in arrears in the future. The Series D Perpetual Preferred Stock has no mandatory redemption date but, pursuant to its terms, is redeemable by the Company at any time and may be redeemed at the stockholders’ option on or after June 30, 2015.

6. Retirement Plans
     The following table provides the components of net periodic benefit cost for our pension plans for the three-month and nine-month periods ended September 30, 2010 and 2009, respectively (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Service cost	$723	$451	$2,489	$2,002
Interest cost	980	249	2,260	1,349
Expected return on plan assets	(738)	43	(1,693)	(960)
Loss amortization	256	520	753	725

Net periodic benefit cost	$1,221	$1,263	$3,809	$3,116

     During the nine-month period ended September 30, 2010, we contributed $4.4 million to our pension plans. During the remainder of the fiscal year ending December 31, 2010 (“fiscal 2010”), we expect to contribute between $0.1 million and $0.6 million to our pension plans.
7. Stock-based Compensation
     We recognize compensation expense for share-based payment awards made to our employees and directors including stock options and restricted shares under our 2007 Long-Term Incentive Plan and the Directors’ Restricted Stock Plan. The following table provides our stock-based compensation expense and related income tax benefit for the three-month and nine-month periods ended September 30, 2010 and 2009, respectively (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Stock-based compensation expense, gross	$57	$346	$274	$1,044
Income tax benefit at our statutory rate associated with stock-based compensation	(22)	(135)	(107)	(407)

Stock-based compensation expense, net	$35	$211	$167	$637

7. Stock-based Compensation (Continued)
Long-term Incentive Plan
     During the nine-month periods ended September 30, 2010 and 2009, we did not grant any options to our employees to acquire our common stock. A summary of stock option activity related to our common stock for the nine-month periods ended September 30, 2010 and 2009 is as follows (option amounts in thousands):

	Nine Months Ended September 30,
	2010		2009
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price
Common stock:
Stock options outstanding — beginning of period	1,476	$8.28	1,949	$8.31
Options expired	(368)	$9.99	(12)	$12.37
Options forfeited	(72)	$10.43	(16)	$8.27

Stock options outstanding — end of period	1,036	$7.52	1,921	$8.29

Exercisable at end of period	1,036	$7.52	638	$9.88
     As of September 30, 2010, the market price of our common stock was less than the exercise prices for all of our outstanding stock options. For the nine-month period ended September 30, 2010, we did not have any options outstanding for our Class A common stock.
Directors’ Restricted Stock Plan
     During the nine-month periods ended September 30, 2010 and 2009, we did not grant any shares of restricted stock to our directors. The unearned compensation resulting from previous grants is being amortized as an expense over the vesting period of the restricted common stock. The total amount of unearned compensation is equal to the market value of the shares at the date of grant, net of accumulated amortization.
     The following table summarizes our non-vested restricted shares during the nine-month period ended September 30, 2010 and their weighted-average fair value per share as of their date of grant (shares in thousands):

		Weighted-Average
	Number of	Fair Value
	Shares	Per Share
Restricted Stock:
Non-vested common restricted shares, December 31, 2009	66	$6.36
Granted	—	—
Vested	—	—

Non-vested common restricted shares, September 30, 2010	66	$6.36

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
     On July 1, 2006, the terms of the agreement between IMG and us were amended. As amended, the UK Agreement provides that we will share in profits in excess of certain amounts specified by the agreement, if any, but not losses. The agreement also provides that we will separately retain all local broadcast advertising revenue and pay all local broadcast expenses for activities under the agreement. Under the amended agreement, IMG agreed to make all license fee payments to UK. However, if IMG is unable to pay the license fee to UK, we will then be required to pay the unpaid portion of the license fee to UK. As of September 30, 2010, the aggregate license fee to be paid by IMG to UK over the remaining portion of the full ten-year term (including the optional three year extension) of the agreement is approximately $41.6 million. If we make advances on behalf of IMG, IMG is required to reimburse us for the amount paid within 60 days after the close of each contract year, which ends on June 30th. IMG has also agreed to pay interest on any advance at a rate equal to the prime rate. During the nine-month period ended September 30, 2010, we did not advance any amounts to UK on behalf of IMG under this agreement. As of September 30, 2010, we do not consider the risk of non-performance by IMG to be high.
9. Goodwill and Intangible Assets
     Our intangible assets are primarily comprised of network affiliations and broadcast licenses. We did not acquire any network affiliation agreements or broadcast licenses during the nine-month period ended September 30, 2010. Upon renewal of such intangible assets, we expense all related fees as incurred. There were no triggering events that required a test of impairment of our goodwill or intangible assets during the nine-month period ended September 30, 2010.

10. Income Taxes
     For the three-month and nine-month periods ended September 30, 2010 and 2009, our income tax expense (benefit) and effective tax rates were as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Income tax expense (benefit)	$2,456	$(3,237)	$(592)	$(12,364)
Effective income tax rate	31%	37%	(84)%	37%
     We estimate our income and differences between taxable income and recorded income on an annual basis. Our tax provision for each quarter is based upon these full year projections which are revised each reporting period. Separately in the three-month period ended September 30, 2010, we elected a change in filing status in a state tax jurisdiction. As a result of this change in filing status, a deferred tax asset valuation allowance of $0.9 million on the state net operating loss was no longer necessary and was released. Both our revision of taxable income and our filing election change reduced our effective tax rates for the three-month and nine-month periods ended September 30, 2010.

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
     Most advertising contracts are short-term and generally run only for a few weeks. Approximately 68.3% of the net revenues of our television stations for the nine-month period ended September 30, 2010 were generated from local advertising (including political advertising revenues), which is sold primarily by a station’s sales staff directly to local accounts, and the remainder was represented primarily by national advertising, which is sold by a station’s national advertising sales representatives. The stations generally pay commissions to advertising agencies on local, regional and national advertising and the stations also pay commissions to the national sales representatives on national advertising, including certain political advertising.
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
     During the recent economic recession, many of our advertising customers reduced their advertising spending, which in turn reduced our revenue in 2009. However in both the three-month and nine-month periods ended September 30, 2010, our advertising revenues have increased over 2009 levels, which we believe is a result of an improving economy. Traditionally, automotive dealers have accounted for a significant portion of our advertising revenue and they have increased their advertising spending significantly in the 2010 period as compared to 2009. In even numbered years, there are a relatively greater number of elections than in odd numbered years. Consistent therewith, in 2010, our political advertising revenue has increased over the comparable 2009 periods due to increased advertising by political candidates and special interest groups. Our non-advertising revenue, such as retransmission consent revenue and consulting revenue, has also increased in 2010 periods as compared to the comparable 2009 periods. Notwithstanding these increases, our advertising revenues remain under pressure, to an extent, from the internet as a competitor for advertising spending. We continue to enhance and market our internet websites in order to generate additional revenue.
     As a result of our efforts to improve our operations and in what we believe to be an improving economic environment, our operating income for the three-month and nine-month periods ended September 30, 2010 compared to the three-month and nine-month periods ended September 30, 2009 has improved. Please see our “Results of Operations” and “Liquidity and Capital Resources” sections below for further discussion of our operating results.
Revenue
     Set forth below are the principal types of revenues, less agency commissions, earned by us for the periods indicated and the percentage contribution of each to our total revenues (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010		2009		2010		2009
		Percent		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total
Revenue:
Local	$44,278	51.9%	$41,135	61.9%	$133,675	57.8%	$123,693	64.1%
National	14,294	16.7%	12,783	19.2%	42,036	18.2%	38,031	19.7%
Internet	3,329	3.9%	2,925	4.4%	9,525	4.1%	8,200	4.3%
Political	16,042	18.8%	3,071	4.6%	24,413	10.5%	5,022	2.6%
Retransmission consent	4,658	5.5%	4,312	6.5%	13,967	6.0%	11,911	6.2%
Production and other	2,022	2.4%	1,735	2.6%	5,808	2.5%	5,205	2.7%
Network compensation	172	0.2%	172	0.3%	389	0.2%	482	0.2%
Consulting revenue	550	0.6%	313	0.5%	1,650	0.7%	313	0.2%

Total	$85,345	100.0%	$66,446	100.0%	$231,463	100.0%	$192,857	100.0%

Results of Operations
Three Months Ended September 30, 2010 (“2010 three-month period”) Compared to Three Months Ended September 30, 2009 (“2009 three-month period”)
     Revenue. Total revenue increased $18.9 million, or 28%, to $85.3 million in the 2010 three-month period due primarily to increased political advertising revenue and also due to increases in local, national and internet advertising revenues, retransmission consent revenue, production and other revenue and consulting revenue. Local advertising revenues increased approximately $3.1 million, or 8%, to $44.3 million. National advertising revenues increased approximately $1.5 million, or 12%, to $14.3 million. Internet advertising revenues increased $0.4 million, or 14%, to $3.3 million. Local, national and internet advertising revenue increased due to increased spending by advertisers in an improving economic environment. Advertising revenue categories by customer type, excluding political advertising, demonstrating significant improvement during the three-month period ended September 30, 2010 compared to the three-month period ended September 30, 2009 were: automotive, increasing 26%; medical services, increasing 18%; communications, increasing 11%; and financial and insurance services, increasing 11%. Revenue categories reflecting period over period declines were: paid programming, decreasing 10%; restaurants, decreasing 10%; and home improvement, decreasing 4%. Political advertising revenue increased $13.0 million, or 422%, to $16.0 million reflecting increased advertising from political candidates during the “on year” of the two-year political advertising cycle. Retransmission consent revenue increased $0.3 million, or 8%, to $4.7 million due to the improved terms of our retransmission contracts compared to those in effect during the 2009 three-month period. We earned consulting revenue of $0.6 million due to our agreement with Young Broadcasting, Inc. Production and other revenue increased $0.3 million, or 17%, to $2.0 million.
     Broadcast expenses. Broadcast expenses (before depreciation, amortization and gain on disposal of assets) increased $3.6 million, or 8%, to $49.8 million in the 2010 three-month period, due primarily to an increase in payroll expense of $3.2 million and national sales representation expense of $0.9 million, partially offset by a decrease in employee benefit expense of $0.3 million. Payroll expense increased primarily due to increases in sales and certain other accrued incentive compensation due to the increase in advertising revenue discussed above. National sales representation fees earned by third parties also increased due to increased advertising revenue. National sales representation expense is equal to a certain percentage of our national sales revenue (including certain political advertising revenue) and increases as this revenue increases. Employee benefit expense decreased due to a lower amount of health care claims. As of September 30, 2010 and 2009, we employed 2,164 and 2,202 total employees, respectively, in our broadcast operations. Since December 31, 2007, we have decreased the total number of employees in our broadcast operations by 261 persons, a decrease of 10.8%.
     Corporate and administrative expenses. Corporate and administrative expenses (before depreciation, amortization and gain on disposal of assets) increased $0.1 million, or 2%, to $3.4 million in the 2010 three-month period. The increase was due primarily to an increase in payroll expense of $0.5 million, partially offset by a decrease in relocation expense of $0.2 million and consulting expense of $0.1 million. The increase in payroll expense was due primarily to an increase of $0.7 million in accrued bonus compensation for certain executive officers, resulting from the revenues discussed above, partially offset by a decrease in non-cash stock-based compensation expense of $0.3 million. We recorded non-cash stock-based compensation expense during the three-month periods ended September 30, 2010 and 2009 of $57,000 and $346,000, respectively. Non-cash stock-based compensation expense decreased due to the majority of our outstanding stock options becoming fully vested. Relocation expense decreased due to the relocation of certain employees in 2009 three-month period, while no similar relocations took place in the 2010 three-month period. Consulting expense decreased due to the expiration, on December 31, 2009, of a consulting agreement with our former Chairman.
     Depreciation. Depreciation of property and equipment decreased $0.5 million, or 7%, to $7.5 million during the 2010 three-month period. The decrease in depreciation was the result of reduced capital expenditures in recent years compared to that of prior years. As a result, more assets acquired in prior years have become fully depreciated than have been purchased in recent years.
     Gain on disposal of assets. Gain on disposal of assets decreased $1.8 million to $0.1 million during the 2010 three-month period as compared to the comparable period in the prior year. The Federal Communications Commission (the “FCC”) has mandated that all broadcasters operating microwave facilities on certain frequencies in the 2 GHz band relocate their respective signals to other frequencies and upgrade their equipment. The spectrum being vacated by broadcasters has been reallocated to third parties who, as part of the overall FCC-mandated spectrum reallocation project, must provide affected broadcasters with new digital microwave replacement equipment at no cost to the broadcaster and also reimburse them for certain associated out-of-pocket expenses. During the three-month periods ended September 30, 2010 and 2009, we recognized gains of $0.1 million and $2.7 million, respectively, on the disposal of assets associated with this spectrum reallocation project. During the three-month period ended September 30, 2009, we recorded $0.8 million in losses upon retirement of analog equipment during our conversion to digital broadcasting.

     Interest expense. Interest expense decreased $2.7 million, or 14%, to $16.7 million for the 2010 three-month period. This decrease was attributable to a decrease in our average interest rates, partially offset by an increase in our average debt balance. On April 29, 2010, we issued $365.0 million of Notes. The Notes were issued at a discount to yield 11.0% per annum. We used $300.0 million of the proceeds from the issuance of the Notes to reduce the balance outstanding under our senior credit facility. As a result of this transaction, our average debt balance increased but we were able to reduce our interest rate on our total debt outstanding. Also, our interest rate swap agreements expired in April 2010 which further reduced our average interest rate. Our average debt balance was $874.3 million and $795.2 million during the 2010 and 2009 three-month periods, respectively. The average interest rates, including the effects of our interest rate swap agreements, on our total debt balances was approximately 6.8% and 9.6% during the 2010 and 2009 three-month periods, respectively.
     Income tax expense or benefit. We recognized an income tax expense of $2.5 million in the 2010 three-month period compared to an income tax benefit of $3.2 million in the 2009 three-month period. For the three-month periods ended September 30, 2010 and 2009, our effective income tax rate was 31% and 37% , respectively. We estimate our income and differences between taxable income and recorded income on an annual basis. Our tax provision for each quarter is based upon these full year projections which are revised each reporting period. Separately during the three-month period ended September 30, 2010, we elected a change in filing status in a state tax jurisdiction. As a result of this change in filing status, a deferred tax asset valuation allowance of $0.9 million on the state net operating loss was no longer necessary and was released. Both our revision of taxable income and our filing election change reduced our effective tax rates for the three-month and nine-month periods ended September 30, 2010. We currently estimate that our effective income tax rate for the year ending December 31, 2010 will be approximately 35%.
     Preferred stock dividends. Preferred dividends decreased $2.7 million, or 60%, to $1.8 million in the 2010 three-month period compared to the 2009 three-month period. On April 29, 2010, we repurchased approximately $60.7 million in face amount of our Series D Perpetual Preferred Stock. We did not have a similar transaction in the 2009 three-month period. As a result of this transaction, fewer shares of our Series D Perpetual Preferred Stock were outstanding during the 2010 three-month period as compared to the 2009 three-month period. The decrease in the preferred dividend was due to a reduction of the number of shares outstanding.
Nine Months Ended September 30, 2010 (“2010 nine-month period”) Compared to Nine Months Ended September 30, 2009 (“2009 nine-month period”)
     Revenue. Total revenue increased $38.6 million, or 20%, to $231.5 million in the 2010 nine-month period due primarily to increased political advertising revenue and also due to increased local, national and internet advertising revenue, retransmission consent revenue, production and other revenue and consulting revenue. These increases were partially offset by decreased network compensation revenue. Local advertising revenue increased approximately $10.0 million, or 8%, to $133.7 million. National advertising revenue increased approximately $4.0 million, or 11%, to $42.0 million. Internet advertising revenue increased $1.3 million, or 16%, to $9.5 million. Local, national and internet advertising revenue increased due to increased spending by advertisers in an improving economic environment. Advertising revenue categories by customer type, excluding political advertising, demonstrating significant improvement during the nine-month period ended September 30, 2010 compared to the nine-month period ended September 30, 2009 were: automotive, increasing 38%; financial and insurance services, increasing 16%; medical services, increasing 16%; supermarkets, increasing 12%; and home improvement, increasing 5%. Revenue categories reflecting period over period declines were: paid programming, decreasing 17%; communications, decreasing 10%; and restaurants, decreasing 8%. Net advertising revenue associated with the broadcast of the 2010 Super Bowl on our seventeen CBS-affiliated stations approximated $860,000 which was an increase from our approximately $750,000 of Super Bowl revenues earned in 2009 on our ten NBC-affiliated stations. In addition, results in the 2010 nine-month period benefited from approximately $2.8 million of net revenues earned from the broadcast of the 2010 Winter Olympic Games on our NBC-affiliated stations. There was no corresponding broadcast of Olympic Games during the 2009 nine-month period. Political advertising revenue increased $19.4 million, or 386%, to $24.4 million, reflecting increased advertising from political candidates during the “on year” of the two-year political advertising cycle. Retransmission consent revenue increased $2.1 million, or 17%, to $14.0 million due to the improved terms of our retransmission contracts compared to those in effect during the 2009 nine-month period. Production and other revenue increased $0.6 million, or 12%, to $5.8 million. We earned consulting revenue of $1.7 million from our agreement with Young Broadcasting, Inc.
     Broadcast expenses. Broadcast expenses (before depreciation, amortization and gain on disposal of assets) increased $6.5 million, or 5%, to $143.5 million in the 2010 nine-month period, due primarily to increases in payroll expense of $5.2 million, national sales representation expense of $1.4 million, employee benefit expense of $0.1 million and market research expense of $0.2 million, partially offset by decreases in electricity expense of $0.4 million and bad debt expense of $0.4 million. Payroll expense increased primarily due to increases in sales and certain other accrued incentive compensation of $4.7 million due to the increase in advertising revenue discussed above. National sales representation expense is equal to a certain percentage of our national sales revenue (including certain political advertising revenue) and increases as this revenue increases. Employee benefit expense increased due to an increase in pension expense of $0.7 million which was largely offset by a decrease in health care expense of $0.6 million. Bad debt expense decreased primarily due to an improvement in the quality of our accounts receivable balances. We attribute this to an improving economy and an increased focus on collections. Electricity expenses decreased due to the discontinuance of our analog broadcasts.
     Corporate and administrative expenses. Corporate and administrative expenses (before depreciation, amortization and gain on disposal of assets) decreased $0.8 million, or 7%, to $10.1 million for the 2010 nine-month period. The decrease was due primarily to a decrease in relocation expense of $0.6 million, consulting expense of $0.4 million and legal expense of $0.5 million partially offset by an increase in payroll expense of $1.0 million. Relocation expense decreased due to the relocation of certain employees in 2009 nine-month period, while no similar relocations took place in the 2010 nine-month period. Consulting expense decreased due to the expiration, on December 31, 2009, of a consulting agreement with our former Chairman. Legal expense decreased due to a decrease in the number of retransmission consent revenue contracts being negotiated in the current period compared to the comparable period of the prior year. The increase in payroll expense was due primarily to an increase in bonus compensation expense partially offset by a decrease in non-cash stock-based compensation. Bonus compensation expense increased due to the payment of $1.05 million in bonuses to certain executive officers. In addition, bonus compensation expense increased $0.7 million reflecting the accrual of certain incentive compensation for certain executive officers in the third quarter of 2010 resulting from the increase in revenues discussed above. No bonus payments had been made to or accrued for these individuals in 2009. Non-cash stock-based compensation expense decreased $0.8 million due to the majority of our outstanding stock options becoming fully vested. We recorded non-cash stock-based compensation expense during the nine-month periods ended September 30, 2010 and 2009 of $274,000 and $1,044,000, respectively.
     Depreciation. Depreciation of property and equipment decreased $1.1 million, or 5%, to $23.4 million for the 2010 nine-month period. The decrease in depreciation was the result of reduced capital expenditures in recent years compared to that of prior years. As a result, more assets acquired in prior years have become fully depreciated than have been purchased in recent years.
     Gain on disposal of assets. Gain on disposal of assets decreased $3.8 million to $0.6 million during the 2010 nine-month period as compared to the comparable period in the prior year. During the nine-month periods ended September 30, 2010 and 2009, we recognized gains of $0.5 million and $5.9 million, respectively, on the disposal of assets associated with the spectrum reallocation project. During the nine-month period ended September 30, 2009, we recorded $1.5 million in losses upon retirement of analog equipment during our conversion to digital broadcasting.
     Interest expense. Interest expense increased $4.2 million, or 8%, to $53.7 million for the 2010 nine-month period. This increase was attributable to an increase in average debt balance and an increase in our average interest rates. We amended our senior credit facility on each of March 31, 2009 and March 31, 2010. Upon amending the senior credit facility on March 31, 2009, our interest rates increased. Upon amending our senior credit facilty on March 31, 2010, our interest rate increased further until April 29, 2010, when we issued the Notes and repaid a portion of the amount outstanding under our senior credit facility. Although the interest rate on our Notes is higher than that of borrowings under our senior credit facility, the prepayment of $300.0 million of the amount outstanding under the senior credit facility resulted in the reduction of the interest rate on the remaining outstanding balance under the senior credit facility, which resulted in a lower total average interest rate beginning April 29, 2010. Our interest rate swap agreements expired in April 2010. These expirations had a further positive effect upon our average interest rate. Although these events resulted in reductions in our total interest rate, they occurred too late in the period to lower our total average interest rate for the nine-month period compared to the comparable period of the prior year. Our average debt balance was $845.4 million and $797.5 million during the 2010 nine-month period and the 2009 nine-month period, respectively. The average interest rates on our total debt balances was 8.2% and 8.0% during the 2010 and 2009 nine-month periods, respectively. These interest rates include the effects of our interest rate swap agreements.
     Loss from early extinguishment of debt. On March 31, 2010, we amended our senior credit facility. In order to obtain this amendment, we incurred loan issuance costs of approximately $4.5 million, including legal and professional fees. These fees were funded from our cash balances. In connection with this transaction, we reported a loss from early extinguishment of debt of $0.3 million in the 2010 nine-month period. On March 31, 2009, we amended our senior credit facility. In order to obtain this amendment, we incurred loan issuance costs of approximately $7.5 million including legal and professional fees. In connection with this transaction, we reported a loss from early extinguishment of debt of $8.4 million in the 2009 nine-month period.
     Income tax expense or benefit. We recognized an income tax benefit of $0.6 million in the 2010 nine-month period compared to an income tax benefit of $12.4 million in the 2009 nine-month period. The effective income tax rate was (84)% for the 2010 nine-month period and 37% in the 2009 nine-month period. We estimate our income and differences between taxable income and recorded income on an annual basis. Our tax provision for each quarter is based upon these full year projections which are revised each reporting period. Separately during the nine-month period ended September 30, 2010, we elected a change in filing status in a state tax jurisdiction. As a result of this change in filing status, a deferred tax asset valuation allowance of $0.9 million on the state net operating loss was no longer necessary and was released. Both our revision of taxable income and our filing election change reduced our effective tax rates for the three-month and nine-month periods ended September 30, 2010. We currently estimate that our effective income tax rate for the year ending December 31, 2010 will be approximately 35%.
     Preferred stock dividends. Preferred stock dividends increased $0.2 million, or 2%, to $12.8 million. On April 29, 2010, we repurchased approximately $60.7 million in face amount of our Series D Perpetual Preferred Stock. As a result of this transaction, we recognized $3.8 million of the unaccreted portion of the original issuance costs and discount allocated to the repurchased $60.7 million of Series D Perpetual Preferred Stock as a dividend. We did not have a similar transaction in the 2009 nine-month period.

Liquidity and Capital Resources
General
     The following table presents data that we believe is helpful in evaluating our liquidity and capital resources (dollars in thousands).

	Nine Months Ended September 30,
	2010	2009
Net cash provided by operating activities	$24,739	$5,438
Net cash used in investing activities	(10,916)	(13,946)
Net cash used in financing activities	(9,653)	(13,941)

Increase (decrease) in cash	$4,170	$(22,449)

	As of
	September 30, 2010	December 31, 2009
Cash	$20,170	$16,000
Long-term debt including current portion	$845,857	$791,809
Long-term accrued facility fee	$11,139	$18,307
Preferred stock, excluding unamortized original issue discount	$37,063	$93,386
Borrowing availability under our senior credit facility	$40,000	$31,681

First lien leverage ratio as defined under our senior credit facility:
Actual (1)	5.10	na
Maximum allowed (1)	7.00	na

(1)	The Company was not required to comply with this ratio prior to June 30, 2010.
Senior Credit Facility
     Excluding accrued interest, the amount outstanding under our senior credit facility as of September 30, 2010 was $498.4 million comprised of a term loan balance of $487.3 million and a long-term accrued facility fee of $11.1 million. Excluding accrued interest, the amount outstanding under our senior credit facility as of December 31, 2009 was $810.1 million comprised of a term loan balance of $791.8 million and a long-term accrued facility fee of $18.3 million. Our long-term accrued facility fee is due and payable December 31, 2014 coincident with the maturity date of our term loan. Under the revolving loan portion of our senior credit facility, the maximum borrowing availability, subject to covenant restrictions, was $40.0 million and $50.0 million as of September 30, 2010 and December 31, 2009, respectively. The amount that we can draw under our revolving loan is limited by the restrictive covenants in our senior credit facility. As of September 30, 2010 and December 31, 2009, we could have drawn $40.0 million and $31.7 million, respectively, of the maximum availability under the revolving loan. As of September 30, 2010 and December 31, 2009, we were in compliance with all covenants required under our debt agreements.
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
     Pursuant to this amendment, from March 31, 2010 and until the date we completed an offering of Replacement Debt resulting in the repayment of not less than $200.0 million of our term loan outstanding under the senior credit facility (which offering was completed on April 29, 2010), (i) we were required to pay an annual incentive fee equal to 2.0%, which fee was eliminated upon the consummation of such offering and repayment, (ii) the annual facility fee remained at 3.0%, and (iii) we remained subject to a maximum total net leverage ratio, which ratio, following such repayment, was replaced by a first lien leverage test, as described in the following paragraph. In addition, from and after such repayment, we were required to comply with a minimum fixed charge coverage ratio of 0.90x to 1.0x. Following the repayment on April 29, 2010 of $300.0 million of our term loan outstanding under our senior credit facility, our annual facility fee was reduced to 0.75% per year with a potential for further reductions in future periods.
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
     On April 29, 2010, we issued $365.0 million aggregate principal amount of Notes. The Notes constituted “Replacement Debt” under the senior credit facility. The Notes were priced at 98.085% of par, resulting in gross proceeds to the Company of $358.0 million. The Notes mature on June 29, 2015. Interest accrues on the Notes from April 29, 2010, and interest is payable semi-annually, on May 1 and November 1 of each year. The first interest payment date was November 1, 2010. We may redeem some or all of the Notes at any time after November 1, 2012 at specified redemption prices. We may also redeem up to 35% of the aggregate principal amount of the Notes using the proceeds from certain equity offerings completed before November 1, 2012. In addition, we may redeem some or all of the Notes at any time prior to November 1, 2012 at a price equal to 100% of the principal amount thereof plus a make whole premium, and accrued and unpaid interest. If we sell certain of our assets or experience specific kinds of changes of control, we must offer to repurchase the Notes.
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
     Beginning April 30, 2010, all interest and fees accrued under the senior credit facility became payable in cash upon their respective due dates, with no portion of such accrued interest and fees being subject to deferral.
     In order to obtain the foregoing amendment of our senior credit facility, we incurred loan issuance costs of approximately $4.5 million, including legal and professional fees. We recorded a loss from early extinguishment of debt of $0.3 million for the nine-month period ended September 30, 2010. As of September 30, 2010, we had a deferred loan cost balance, net of accumulated amortization, of $5.1 million related to the amendment of our senior credit facility.

     In order to issue our Notes, we incurred issuance costs of approximately $8.6 million, including legal and professional fees. As of September 30, 2010, we had a deferred loan cost balance, net of accumulated amortization, of $7.9 million related to the issuance of our Notes.
Series D Perpetual Preferred Stock
     As of September 30, 2010 and December 31, 2009, we had 393 shares and 1,000 shares of Series D Perpetual Preferred Stock outstanding, respectively. The Series D Perpetual Preferred Stock has a liquidation value of $100,000 per share, for a total liquidation value of $39.3 million and $100.0 million as of September 30, 2010 and December 31, 2009 and a recorded value of $37.1 million and $93.4 million as of September 30, 2010 and December 31, 2009, respectively. The difference between the liquidation values and the recorded values was the unaccreted portion of the original issuance discount and issuance cost. Our accrued Series D Perpetual Preferred Stock dividend balances as of September 30, 2010 and December 31, 2009 were $12.4 million and $18.9 million, respectively.
     On April 29, 2010, we repurchased approximately $60.7 million in face amount of our Series D Perpetual Preferred Stock, and $14.9 million in accrued dividends thereon, in exchange for $50.0 million in cash, using net proceeds from the sale of Notes, and 8.5 million shares of common stock.
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
     While any Series D Perpetual Preferred Stock dividend payments are in arrears, we are prohibited from repurchasing, declaring and/or paying any cash dividend with respect to any equity securities having liquidation preferences equivalent to or junior in ranking to the liquidation preferences of the Series D Perpetual Preferred Stock, including our common stock and Class A common stock. We can provide no assurances as to when any future cash payments will be made on any accumulated and unpaid Series D Perpetual Preferred Stock cash dividends presently in arrears or that become in arrears in the future. The Series D Perpetual Preferred Stock has no mandatory redemption date but, pursuant to its terms, is redeemable by the Company at any time and may be redeemed at the stockholders’ option on or after June 30, 2015. We have deferred cash dividends on our Series D Perpetual Preferred Stock and correspondingly suspended cash dividends on our common and Class A common stock to, among other things, reallocate cash resources and support our ability to pay interest costs and fees associated with our senior credit facility.
Net Cash Provided By (Used In) Operating, Investing and Financing Activities
     Net cash provided by operating activities was $24.7 million in the 2010 nine-month period compared to $5.4 million in the 2009 nine-month period. The increase in cash provided by operations is primarily due to an increase in revenue and a decrease in corporate expenses, partially offset by an increase in broadcast expenses.
     Net cash used in investing activities was $10.9 million in the 2010 nine-month period compared to net cash used in investing activities of $13.9 million for the 2009 nine-month period. The decrease in cash used in investing activities was largely due to decreased spending for equipment resulting from the completion of our transition to digital from analog broadcasting.
     Net cash used in financing activities in the 2010 nine-month period was $9.7 million. Net cash used in financing activities in the 2009 nine-month period was $13.9 million. This decrease in cash used was due primarily to the net effects of our refinancing activities in the current year.

Payment of Principal Balances Under our Senior Credit Facility Subsequent to September 30, 2010
     Subsequent to September 30, 2010 but prior to the issuance of this quarterly report, we permanently pre-paid $15.1 million of our outstanding obligations owed under our senior credit facility. We used cash from operations to fund this payment.
Capital Expenditures
     Capital expenditures in the 2010 and 2009 nine-month periods were $10.5 million and $13.7 million, respectively. The 2010 nine-month period included, in part, less capital expenditures relating to the conversion of analog broadcasts to digital broadcasts as compared to the 2009 nine-month period. We anticipate that our capital expenditures for the remainder of 2010 will range between $8.0 million and $12.0 million reflecting an acceleration of our plans, due to competitive forces in our markets, to provide local studio broadcasts and syndicated programming playback in the high definition television format.
Other
     We file a consolidated federal income tax return and such state or local tax returns as are required. Although we may earn taxable operating income in future years, as of September 30, 2010, we anticipate that through the use of our available loss carryforwards we will not pay significant amounts of federal or state income taxes in the next several years. However, we estimate that we will pay state income taxes in certain states over the next several years.
     During the 2010 nine-month period, we contributed $4.4 million to our pension plans. During the remainder of fiscal 2010, we expect to contribute between $0.1 million and $0.6 million to our pension plans.
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

Item 3. Quantitative and Qualitative Disclosure About Market Risk
     We believe that the market risk of our financial instruments as of September 30, 2010 has not materially changed since December 31, 2009. The market risk profile on December 31, 2009 is disclosed in our 2009 Form 10-K.
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
     There were no changes in our internal control over financial reporting during the three-month period ended September 30, 2010 identified in connection with this evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1A. Risk Factors
     Please refer to the information set out under the heading “Risk Factors” in Part I, Item 1A in our 2009 Form 10-K and Part II, Item 1A in our quarterly reports on Form 10-Q for the quarters ended March 31, 2010 and June 30, 2010 for a description of risk factors that we determined to be most material to our financial condition and results of operation. We do not believe there have been subsequent material changes in these risk factors.
Item 5. Other Information
Gray Television, Inc.
Description of Annual Incentive Plan Structure
     The Management Personnel Committee of the board of directors of the Company, operating as the compensation committee, has established certain annual cash incentive opportunities for the Company’s executive officers. The target opportunities are based on the achievement of certain performance metrics, and have been established as a percentage of each executive officer’s base salary, with such target opportunities for each of Messrs. Howell, Jr., Prather, Jr., Ryan and Beizer being 60%, 35%, 30% and 30% of each individual’s base salary, respectively.
     For the year ending December 31, 2010, the Committee established threshold (minimum), target and maximum levels of performance for each metric, with a 25% weighting of the total incentive opportunity assigned to each of the following metrics: (i) revenue, (ii) “net operating profit” (calculated as net revenue less broadcast expense and corporate and administrative expense), (iii) broadcast cash flow (as defined in the Non-GAAP reconciliations published by the Company) and (iv) certain individual performance metrics for each of the executive officers. Target performance goals were developed based on internal company budgets and forecasts. If actual Company performance for any of metrics (i), (ii) or (iii) above is less than 95% of the “target” amount of such metrics, no payment will be made for that metric. If actual performance is between 95% and 100% of target performance, awards will be paid on a scale of 50% to 100% of each executive officer’s target opportunity. If actual performance exceeds 100% and is less than or equal to 110% of target performance, awards will be payable on a scale from 100% to 150% of an executive officer’s target opportunity, in each case based on linear interpolation of actual results. The maximum award payable for any single metric is 150% of an executive officer’s target opportunity for that metric. If the threshold measure is not achieved, then no payment will be made for the associated metric. In addition, if the threshold measure for broadcast cash flow is not achieved, no payment will be made upon the achievement of any individual performance metric.
     The Committee will review performance at the conclusion of the fiscal year and determine actual incentive payments earned.
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

GRAY TELEVISION, INC.
(Registrant)

Date: November 8, 2010	By:	/s/ James C. Ryan
James C. Ryan,
Senior Vice President and Chief Financial Officer