Form 10-K
period 2010-12-31
GRAY TELEVISION INC
filed 2011-03-11
CIK 43196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2010 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .
Commission File Number 1-13796

GRAY TELEVISION, INC.
(Exact Name of Registrant as Specified in Its Charter)

Georgia (State or Other Jurisdiction of Incorporation or Organization)	58-0285030 (I.R.S. Employer Identification No.)

4370 Peachtree Road, NE Atlanta, GA (Address of Principal Executive Offices)	30319 (Zip Code)
Registrant’s telephone number, including area code: (404) 504-9828

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock (no par value) Common Stock (no par value)	New York Stock Exchange New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one).

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller Reporting Company ☐
(do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting stock (based upon the closing sales price quoted on the New York Stock Exchange) held by non-affiliates as of June 30, 2010: Class A and Common Stock; no par value –$121,275,294.
The number of shares outstanding of the registrant’s classes of common stock as of March 11, 2011: Class A Common Stock; no par value –5,753,020 shares; Common Stock, no par value –51,392,984 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the annual meeting of stockholders, to be filed within 120 days of the registrant’s fiscal year end, pursuant to Regulation 14A is incorporated by reference into Part III hereof.

Gray Television Inc.

PART 1
Item 1. Business.
     We were incorporated under the laws of the state of Georgia in 1897. In this Annual Report, unless otherwise indicated, the words “Gray,” “we,” “us,” and “our” refer to Gray Television, Inc. and its subsidiaries. Our discussion of the television (or “TV”) stations that we own and operate does not include our interest in the television and radio stations owned by Sarkes Tarzian, Inc., (“Tarzian”). Our fiscal year ends on December 31 of each respective year.
     Our common stock, no par value, and our Class A common stock, no par value, have been listed and traded on The New York Stock Exchange (the “NYSE”) since September 24, 1996 and June 30, 1995, respectively. The ticker symbols are “GTN” for our common stock and “GTN.A” for our Class A common stock.
     Unless otherwise indicated, all station rank, in-market share and television household data herein are derived from reports prepared by A.C. Nielsen Company (“Nielsen”). While we believe this data to be accurate and reliable, we have not independently verified such data.
General
     We own 36 television stations serving 30 television markets. Seventeen of the stations are affiliated with CBS Inc. (“CBS”), ten are affiliated with the National Broadcasting Company, Inc. (“NBC”), eight are affiliated with the American Broadcasting Company (“ABC”), and one is affiliated with FOX Entertainment Group, Inc. (“FOX”). Our 17 CBS-affiliated stations make us the largest independent owner of CBS affiliates in the United States. Based on the results of the average of the Nielsen February, May, July, and November 2010 ratings reports, our combined station group has 24 markets with stations ranked #1 in local news audience and 24 markets with stations ranked #1 in overall audience within their respective markets. Of the 30 markets that we serve, we operate the #1 or #2 ranked station in 29 of those markets. In addition to our primary channels that we broadcast from our television stations, we currently broadcast 40 digital second channels including one affiliated with ABC, four affiliated with FOX, eight affiliated with The CW Network, LLC (“CW”), 18 affiliated with Twentieth Television, Inc. (“MyNetworkTV” or “MyNet.”), two affiliated with Universal Sports Network or (“Univ.”), one affiliated with The Country Network (“TCN”) and six local news/weather channels in certain of our existing markets. We created our digital second channels to better utilize our excess broadcast spectrum. The digital second channels are similar to our primary broadcast channels; however, our digital second channels are affiliated with networks different from those affiliated with our primary broadcast channels. Our combined TV station group reaches approximately 6.3% of total United States households.
Acquisitions
     Historically, our growth strategy has involved seeking out and evaluating potential acquisition candidates. Since January 1, 1994, we have acquired 33 television stations. Most recently, on March 3, 2006, we acquired Michiana Telecasting Corp., owner of WNDU-TV, the NBC affiliate in South Bend, Indiana, from the University of Notre Dame for $88.9 million, which included certain working capital adjustments and transaction fees. We financed this acquisition with borrowings under our senior credit facility.

Television Industry Background
     The Federal Communications Commission (the “FCC”) grants broadcast licenses to television stations. Historically, there have been a limited number of channels available for broadcasting in any one geographic area.
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
Revenues and Cyclicality
     Because broadcast stations like ours rely on advertising revenues, as described above, they are consequently sensitive to cyclical changes in the economy. As a result, our non-political advertising revenue was significantly negatively affected during the economic recession of 2008 and 2009. However, our non-political advertising revenue improved along with the general economic environment in 2010.
     Our revenues fluctuate significantly between years, consistent with, among other things, increased political advertising expenditures in even-numbered years.
     We derive a material portion of our advertising revenue from the automotive and restaurant industries. In 2010, we earned approximately 17% and 9% of our total revenue from the automotive and restaurant categories, respectively. In 2009, we earned approximately 17% and 12% of our total revenue from the automotive and restaurant categories, respectively. Our business and operating results could be materially adversely affected if automotive- or restaurant-related advertising revenues decrease. Our business and operating results could also be materially adversely affected if revenue decreased from one or more other significant advertising categories, such as the communications, entertainment, financial services, professional services or retail industries.

Our Stations and Their Markets
     All of our stations broadcast primary channels that are affiliated with major networks. In addition to the primary channels, the majority of our stations also broadcast secondary digital channels that are affiliated with various networks. The terms of our affiliations with these networks are governed by network affiliation agreements. Each affiliation agreement provides the affiliated station with the right to broadcast all programs transmitted by the affiliated network. Our affiliation agreements expire at various dates through January 1, 2016.
     The following table provides information about all of our owned and operated television stations.

										Primary Channels
DMA				Primary		Secondary		Broadcast		Station	News
Rank				Channels		Channels		License		Rank in	Rank in
(a)	Market	Station		Affil.(b)	Exp. (c)	Affil.(b)	Exp. (c)	Expiration		DMA (d)	DMA (e)

59	Knoxville, TN	WVLT		CBS	12/31/14	MyNet.	10/04/11	08/01/05	(i)	2	2
63	Lexington, KY	WKYT		CBS	12/31/14	CW	09/17/14	08/01/05	(i)	1	1
64	Charleston/Huntington, WV	WSAZ		NBC	01/01/12	MyNet.	10/04/11	10/01/12		1	1
68	Wichita/Hutchinson, KS	KAKE		ABC	12/31/13	NA	NA	06/01/06	(i)	2	2
	(Colby, KS)	KLBY	(f)	ABC	12/31/13	NA	NA	06/01/06	(i)	2	2
	(Garden City, KS)	KUPK	(f)	ABC	12/31/13	NA	NA	06/01/06	(i)	2	2
76	Omaha, NE	WOWT		NBC	01/01/12	Univ.	12/31/11	06/01/06	(i)	1	1
85	Madison, WI	WMTV		NBC	01/01/12	News	NA	12/01/05	(i)	1	1
89	Waco-Temple-Bryan, TX	KWTX		CBS	12/31/14	CW	08/31/14	08/01/06	(i)	1	1
	(Bryan, TX)	KBTX	(g)	CBS	12/31/14	CW	08/31/14	08/01/06	(i)	1	1
92	Colorado Springs, CO	KKTV		CBS	12/31/14	MyNet.	10/04/11	04/01/06	(i)	2	2
93	South Bend, IN	WNDU		NBC	01/01/12	NA	NA	08/01/13		1	1
101	Greenville/New Bern/Washington, NC	WITN		NBC	01/01/12	MyNet.	10/04/11	12/01/04	(i)	1	1
105	Tallahassee, FL/Thomasville, GA	WCTV		CBS	12/31/14	MyNet.	10/04/11	04/01/13		1	1
106	Lincoln/Hastings/Kearney, NE	KOLN		CBS	12/31/14	MyNet.	10/04/11	06/01/06	(i)	1	1
	Grand Island, NE	KGIN	(h)	CBS	12/31/14	MyNet.	10/04/11	06/01/06	(i)	1	1
108	Reno, NV	KOLO		ABC	12/31/13	Univ.	01/09/11	10/01/06	(i)	2	1
114	Augusta, GA	WRDW		CBS	12/31/14	MyNet	10/04/11	04/01/13		1	1
						TCN	01/14/13
115	Lansing, MI	WILX		NBC	01/01/12	News	NA	10/01/05	(i)	1	1
128	La Crosse/Eau Claire, WI	WEAU		NBC	01/01/12	News	NA	12/01/05	(i)	1	1
134	Rockford, IL	WIFR		CBS	12/31/14	News	NA	12/01/05	(i)	1	1
135	Wausau/Rhinelander, WI	WSAW		CBS	12/31/14	MyNet.	10/04/11	12/01/05	(i)	1	2
						News	NA
136	Topeka, KS	WIBW		CBS	12/31/14	MyNet.	10/04/11	06/01/06	(i)	1	1
147	Albany, GA	WSWG		CBS	12/31/14	MyNet.	10/04/11	04/01/13		3	NA (j)
						CW	08/31/15
156	Panama City, FL	WJHG		NBC	01/01/12	CW	09/17/12	02/01/05	(i)	1	1
						MyNet.	10/04/11

										Primary Channels
DMA				Primary		Secondary		Broadcast		Station	News
Rank				Channels		Channels		License		Rank in	Rank in
(a)		Market	Station	Affil.(b)	Exp. (c)	Affil.(b)	Exp. (c)	Expiration		DMA (d)	DMA (e)

161		Sherman,TX/Ada, OK	KXII	CBS	12/31/14	FOX	06/30/11	08/01/06	(i)	1	1
						MyNet.	10/04/11
169		Dothan, AL	WTVY	CBS	12/31/14	CW	09/01/12	04/01/13		1	1
						MyNet.	10/04/11
177		Harrisonburg, VA	WHSV	ABC	12/31/13	ABC	12/31/13	10/01/12		1	1
						FOX	06/30/11
						MyNet.	10/04/11
181		Bowling Green, KY	WBKO	ABC	12/31/13	FOX	06/30/11	08/01/05	(i)	1	1
						CW	08/31/13
183		Charlottesville, VA	WCAV	CBS	12/31/14	News	NA	10/01/12		2	2
			WVAW	ABC	12/31/13	NA	NA	10/01/12		3	4
			WAHU	FOX	06/30/11	MyNet.	10/04/11	10/01/12		4	3
184		Grand Junction, CO	KKCO	NBC	01/01/16	NA	NA	04/01/06	(i)	1	1
185		Meridian, MS	WTOK	ABC	12/31/13	CW	09/15/12	06/01/05	(i)	1	1
						MyNet.	10/04/11
193		Parkersburg, WV	WTAP	NBC	01/01/12	FOX	06/30/11	10/01/04	(i)	1	1
						MyNet.	10/04/11
(k	)	Hazard, KY	WYMT	CBS	12/31/14	NA	NA	08/01/05	(i)	1	1
NA Not applicable

(a)	Designated market area (“DMA”) rank based on data published by Nielsen or other public sources for the 2010-2011 television season.

(b)	Indicates network affiliations. The majority of our stations are affiliated with a network. We also have independent stations and stations broadcasting local news and weather. Such stations are identified as “News.”

(c)	Indicates approximate expiration dates of network affiliation agreements.

(d)	Based on the average of Nielsen data for the February, May, July and November 2010 rating periods, Sunday to Saturday, 6 a.m. to 2 a.m.

(e)	Based on our review of Nielsen data for the February, May, July and November 2010 rating periods for various news programs.

(f)	KLBY-TV and KUPK-TV are satellite stations of KAKE-TV under FCC rules. KLBY-TV and KUPK-TV retransmit the signal of the primary station and may offer some locally originated programming, such as local news.

(g)	KBTX-TV is a satellite station of KWTX-TV under FCC rules. KBTX-TV retransmits the signal of the primary station and may offer some locally originated programming, such as local news.

(h)	KGIN-TV is a satellite station of KOLN-TV under FCC rules. KGIN-TV retransmits the signal of the primary station and may offer some locally originated programming, such as local news.

(i)	We have filed a license renewal application with the FCC, and renewal is pending. We anticipate that all pending applications will be renewed in due course.

(j)	This station does not currently broadcast local news that is specific to the Albany, Georgia market.

(k)	The rankings shown for WYMT-TV are based on Nielsen data for the trading area for the four most recent reporting periods, which are May 2009, November 2009, February 2010 and May 2010.
Station Network Affiliations
     Four major broadcast networks, ABC, NBC, CBS and FOX, dominate broadcast television in terms of the amount of original programming provided to their respective network affiliates. CW and MyNetworkTV provide their affiliates with a smaller portion of each day’s programming compared to ABC, NBC, CBS and FOX.
     Most successful commercial television stations obtain their brand identity from locally produced news programs. Notwithstanding this, however, the affiliation of a station with one of the four major networks can have a significant impact on the station’s programming, revenues, expenses and operations. A typical affiliate of these networks receives the majority of each day’s programming from the network. The network provides an affiliate this programming in exchange for a substantial majority of the advertising time available for sale during the airing of network programs. The network then sells this advertising time and retains the revenues. The affiliate retains revenues from advertising time sold for time periods between network programs and for programs the affiliate produces or purchases from non-network sources. In seeking to acquire programming to supplement network-supplied programming, which is critical to maximizing affiliate revenue, the affiliates compete primarily with other affiliates and independent stations in their markets. Cable systems generally do not compete with local stations for programming, although various national cable networks from time to time have acquired programs that would have otherwise been offered to local television stations.
     A television station may also acquire programming through barter arrangements. Under a barter arrangement, a national program distributor retains a fixed amount of advertising time within the program in exchange for the programming it supplies. The television station may pay a fixed fee for such programming.
     We record revenue and expense for trade transactions involving the exchange of tangible goods or services with our customers. The revenue is recorded at the time the advertisement is broadcast and the expense is recorded at the time the goods or services are used. The revenue and expense associated with these transactions are based on the fair value of the assets or services received.
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
     Recent developments by many companies, including internet service providers, are expanding the variety and quality of broadcast content on the internet. Internet companies have developed business relationships with companies that have traditionally provided syndicated programming, network television and other content. As a result, additional programming is becoming available through non-traditional methods, which can directly impact the number of TV viewers, and thus indirectly impact station rankings, popularity and revenue possibilities of our stations.
Programming
     Competition for non-network programming involves negotiating with national program distributors, or syndicators, that sell first-run and rerun programming packages. Each station competes against the other broadcast stations in its market for exclusive access to off-network reruns (such as Two And A Half Men) and first-run programming (such as Jeopardy). Broadcast stations compete also for exclusive news stories and features. Cable systems generally do not compete with local stations for programming, although various national cable networks from time to time have acquired programs that would have otherwise been offered to local television stations.
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
Federal Regulation of the Television Broadcast Industry
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
Broadcast Ownership Rules
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
     The FCC is required by statute to review all of its broadcast ownership rules every four years to determine if such rules remain necessary in the public interest. The FCC completed a comprehensive review of its ownership rules in 2003, significantly relaxing restrictions on the common ownership of television stations, radio stations and daily newspapers within the same local market. However, in 2004, the United States Court of Appeals for the Third Circuit vacated many of the FCC’s 2003 rule changes. The court remanded the rules to the FCC for further proceedings and extended a stay on the implementation of the new rules. In 2007, the FCC adopted a Report and Order addressing the issues remanded by the Third Circuit and fulfilling the FCC’s obligation to review its media ownership rules every four years. That Order left most of the FCC’s pre-2003 ownership restrictions in place, but made modifications to the newspaper/broadcast cross-ownership restriction. A number of parties appealed the FCC’s order; those appeals were consolidated in the Third Circuit in 2008 and remain pending. The Third Circuit initially stayed implementation of the 2007 changes to the newspaper/broadcast cross-ownership restriction but lifted the stay in March 2010. Oral arguments of the appeals were held on February 24, 2011, although no decision has been issued. In May 2010, the FCC issued a Notice of Inquiry to launch the mandatory “quadrennial” review of its broadcast ownership rules to determine whether the rules remain necessary in the public interest. Comments and Reply Comments were filed by interested parties.
Local TV Ownership Rules
     The FCC’s 2007 actions generally reinstated the FCC’s pre-2003 local television ownership rules. Under those rules, one entity may own two commercial television stations in a DMA as long as no more than one of those stations is ranked among the top four stations in the DMA and eight independently owned, full-power stations will remain in the DMA. Waivers of this rule may be available if at least one of the stations in a proposed combination qualifies, pursuant to specific criteria set forth in the FCC’s rules, as failed, failing, or unbuilt. The FCC also has permitted certain types of management agreements between two stations in a DMA, provided the licensee remains in control of specified key aspects of the station’s operations.
Cross-Media Limits
     The newspaper/broadcast cross-ownership rule generally prohibits one entity from owning both a commercial broadcast station and a daily newspaper in the same community. The radio/television cross-ownership rule allows a party to own one or two TV stations and a varying number of radio stations within a single market. The FCC’s 2007 decision left the pre-2003 newspaper/broadcast and radio/television cross-ownership restrictions in place, but provided that the FCC would evaluate newly-proposed newspaper/broadcast combinations under a non-exhaustive list of four public interest factors and apply positive or negative presumptions in specific circumstances. As noted above, a stay implemented by the Third Circuit that precluded the 2007 changes from taking effect recently was lifted.
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
     As indicated above, the FCC’s latest actions concerning media ownership are subject to further judicial and FCC review. We cannot predict the outcome of potential appellate litigation or FCC action or the impact of such litigation or FCC action on our business.
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
     To our knowledge, no officer, director or five percent or greater stockholder currently holds an attributable interest in another television station, radio station or daily newspaper that is inconsistent with the FCC’s ownership rules and policies or with our ownership of our stations.
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
     We serve as a holding company of wholly owned subsidiaries, one of which is a licensee for our stations. Therefore, we may be restricted from having more than one-fourth of our stock owned or voted directly or indirectly by non-citizens, foreign governments, representatives of non-citizens or foreign governments, or foreign corporations.
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
     In 2007 the FCC adopted an order imposing on broadcasters new public filing and public interest reporting requirements. These new requirements must be approved by the Office of Management and Budget (“OMB”) before they become effective, and the OMB has not yet approved them. It is unclear when, if ever, these rules will be implemented. Pursuant to these new requirements, stations that have websites will be required to make certain portions of their public inspection files accessible online. Stations also will be required to file electronically every quarter a new, standardized form that will track various types and quantities of local programming. The form will require information about programming related to: (i) local news and community issues, (ii) local civic affairs, (iii) local electoral affairs, (iv) underserved communities, (v) public service announcements (vi) independently produced programming, and (vii) religious programming. Stations will also have to describe: (i) any efforts made to assess the programming needs of the station’s community, (ii) whether the station is providing required close captioning, (iii) efforts to make emergency information accessible to persons with disabilities and (iv), if applicable, any local marketing or joint sales agreements involving the station. If implemented as proposed by the FCC, the new standardized form will significantly increase recordkeeping requirements for television broadcasters. Several station owners and other interested parties have asked the FCC to reconsider the new reporting requirements and have sought to postpone their implementation. In addition, the order imposing the new rules is currently on appeal in the U.S. Court of Appeals for the District of Columbia Circuit.
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
Cable and Satellite Transmission of Local Television Signals
     Under FCC regulations, cable systems must devote a specified portion of their channel capacity to the carriage of local television station signals. Television stations may elect between “must carry” rights or a right to restrict or prevent cable systems from carrying the station’s signal without the station’s permission (“retransmission consent”). Stations must make this election at the same time once every three years, and did so most recently on October 1, 2008. All broadcast stations that made carriage decisions on October 1, 2008 will be bound by their decisions until the end of the current three year cycle on December 31, 2011. The next election deadline will be October 1, 2011.
     The Commission’s retransmission consent rules allow a broadcaster and MVPD to negotiate the terms by which the cable system may carry the station’s signal. Our stations have generally elected retransmission consent and have entered into carriage agreements with cable systems serving their markets. On March 3, 2011, the Commission issued a Notice of Proposed Rulemaking (“NPRM”) to consider changes to the rules governing negotiation of retransmission consent agreements. The NPRM seeks comment on whether the rules should be modified to (i) strengthen standards for “good faith” negotiations, (ii) enhance consumer notice provisions, and (iii) eliminate the network non-duplication and syndicated exclusivity rules, among other things.
     For markets in which a DBS carrier provides any local signal, the FCC also has established a market-specific requirement for mandatory carriage of local television stations by DBS operators similar to that for cable systems. The FCC has also adopted rules relating to station eligibility for DBS carriage and subscriber eligibility for receiving signals. There are specific statutory requirements relating to satellite distribution of distant network signals to “unserved households,” households that do not receive a Grade B analog signal or do not fall within the predicted noise-limited contour of a local network affiliate. On May 27, 2010, the President signed into law the Satellite Television Extension and Localism Act of 2010 (“STELA”), which extends the Satellite Home Viewer Extension and Reauthorization Act of 2004 (“SHVERA”) authorizing DBS operators to deliver distant signals to unserved households through the end of 2014. In December 2010, the FCC adopted regulations to implement STELA’s provisions. We cannot predict the impact of DBS service on our business. We have, however, entered into retransmission consent agreements with DISH Network and DirectTV for the retransmission of our television stations’ signals into the local markets that each of these DBS providers respectively serves.
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
     Broadcasters may use their digital spectrum to provide either a single DTV signal or multicast several program streams. Broadcasters also may use some of their digital spectrum to offer non-broadcast “ancillary” services such as subscription video, data transfer or audio signals. However, broadcasters must pay the government a fee of five percent of gross revenues received from such ancillary services. Under the FCC’s rules relating to digital broadcasters’ “must carry” rights (which apply to cable and certain DBS systems), digital stations asserting “must carry” rights are entitled to carriage of only a single programming stream and other “program-related” content on that stream, even if they multicast. Now that the DTV transition is complete, cable operators have two options to ensure that all analog cable subscribers continue to be able to receive the signals of stations electing must-carry status. They may choose either to (i) broadcast the signal in digital format for digital customers and “down-convert” the signal to analog format for analog customers or (ii) deliver the signal in digital format to all subscribers and ensure that all subscribers with analog service have set-top boxes that convert the digital signal to analog format.
     Currently, all of our full-power stations are broadcasting digitally. In 2009, we began testing mobile DTV broadcasts in one of our markets and in 2010 we began testing mobile DTV in two additional markets. As handheld devices equipped with a DTV receiver become widely available, we expect more consumers will be able to view mobile DTV broadcasts. To date, the FCC has not adopted any regulations that are specific to mobile DTV services, and we cannot predict whether it will do so in the future.
     The FCC has adopted rules and procedures regarding the digital conversion of Low Power Television (“LPTV”) stations, TV translator stations and TV booster stations. Under these rules, existing LPTV and TV translator stations may convert to digital operations on their current channels. Alternatively, LPTV and translator licenses may seek a digital “companion” channel for their analog station operations. The FCC issued a Notice of Proposed Rulemaking in September 2010 seeking comment on a digital transition deadline for LPTV and TV translator stations and no further action has been taken.
     Beginning December 31, 2006, DTV broadcasters were required to comply with Emergency Alert System (“EAS”) rules and ensure that viewers of all programming streams can receive EAS messages.
Broadcast Spectrum
     On March 16, 2010, the FCC delivered to Congress a “National Broadband Plan.” The National Broadband Plan, inter alia, makes recommendations regarding the use of spectrum currently allocated to television broadcasters, including seeking the voluntary surrender of certain portions of the television broadcast spectrum and repacking the currently allocated spectrum to make portions of that spectrum available for other wireless communications services. If some or all of our television stations are required to change frequencies or reduce the amount of spectrum they use, our stations could incur substantial conversion costs, reduction or loss of over-the-air signal coverage or an inability to provide high definition programming and additional program streams, including mobile video services. Prior to implementation of the proposals contained in the National Broadband Plan, further action by the FCC or Congress or both is necessary. On November 30, 2010, the FCC issued a Notice of Proposed Rulemaking that proposes preliminary rule changes to allow a portion of the spectrum currently allocated to broadcasters to be repurposed for broadband use. These proposals include (i) making broadcast spectrum allocations available for flexible use, (ii) establishing a licensing framework to allow two or more broadcast stations to share a 6Mhz channel, and (iii) improving the reception of VHF signals. We cannot predict the likelihood, timing or outcome of any Congressional or FCC regulatory action with respect to the implementation of the National Broadband Plan, nor the impact of any such changes upon our business.
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
Employees
     As of December 31, 2010, we had 1,942 full-time employees and 229 part-time employees, of which 94 full-time employees and 15 part-time employees were represented by unions. We consider relations with our employees to be good.
Available Information
     Our web address is http://www.gray.tv. We make the following reports filed with the Securities and Exchange Commission (the “SEC”) available, free of charge, on our website under the heading “SEC Filings”, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to the foregoing reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”). The foregoing reports are made available on our website as soon as practicable after they are filed with, or furnished to, the SEC. The information found on our website is not incorporated by reference or part of this or any other report we file with or furnish to the SEC.
     We have adopted a Code of Ethics (the “Code”) that applies to all of our directors, executive officers and employees. The Code is available on our website at http://www.gray.tv under the heading of “Corporate Governance.” If any waivers of the Code are granted, the waivers will be disclosed in an SEC filing on Form 8-K.
Item 1A. Risk Factors.
Risks Related to Our Business
We depend on advertising revenues, which are seasonal and cyclical, and also fluctuate as a result of a number of factors.
     Our main source of revenue is the sale of advertising time and space. Our ability to sell advertising time and space depends on, among other things:
•	economic conditions in the areas where our stations are located and in the nation as a whole;

•	the popularity of our programming;

•	changes in the population demographics in the areas where our stations are located;

•	local and national advertising price fluctuations, which can be affected by the availability of programming, the popularity of programming, and the relative supply of and demand for commercial advertising;

•	our competitors’ activities, including increased competition from other advertising-based mediums, particularly cable television, direct satellite television and internet;

•	the duration and extent of any network preemption of regularly scheduled programming for any reason and decisions by advertisers to withdraw or delay planned advertising expenditures for any reason; and

•	other factors beyond our control including labor disputes or other disruptions at major national advertisers, programming providers or networks.

     Our results are also subject to seasonal and cyclical fluctuations that we expect to continue. Seasonal fluctuations typically result in higher broadcast operating income in the second and fourth quarters than first and third quarters of each year. This seasonality is primarily attributable to (i) advertisers’ increased expenditures in the spring and in anticipation of holiday season spending and (ii) an increase in viewership during this period. In addition, we typically experience fluctuations in our revenues between even and odd numbered years. During elections for various state and national offices, which are primarily in even numbered years, political advertising revenues tend to increase, often significantly, and particularly during presidential election years. Advertising revenues in odd numbered years tend to be less than in even numbered years due to the significantly lower level of political advertising in our markets. Also, since NBC has exclusive rights to broadcast the Olympics through 2012, our NBC affiliate stations typically experience increased viewership and revenues during Olympic broadcasts, which also occur in even numbered years. As a result of the seasonality of our revenues, and the historically significant increase in our revenues during even-numbered years, potential investors are cautioned that it has been, and is expected to remain, difficult to engage in period-over-period comparisons of our revenues.
Continued uncertain financial and economic conditions may have an adverse impact on our industry, business, results of operations or financial condition.
     Current financial and economic conditions continue to be uncertain and the continuation or worsening of such conditions could reduce consumer confidence and have an adverse effect on our business, results of operations and/or financial condition. In addition, continued volatile economic and industry conditions could have a negative impact on our industry or the industries of those customers who advertise on our stations. Furthermore, it may be possible that any actions taken by any governmental or regulatory body for the purpose of stabilizing the economy or financial markets will not achieve their intended effect. In addition to any negative direct consequences to our business, results of operations or the value of our securities, some of these actions may adversely affect financial institutions, capital providers, advertisers or other consumers on whom we rely, including for access to future capital or financing arrangements necessary to support our business.
We are a holding company with no material independent assets or operations and we depend on our subsidiaries for cash.
     We are a holding company with no material independent assets or operations, other than our investments in our subsidiaries. Because we are a holding company, we are dependent upon payment of dividends, distributions, loans or advances to us by our subsidiaries to fund our obligations. These payments could be subject to restrictions on dividends or other payment restrictions under applicable laws in the jurisdictions in which our subsidiaries operate. Payments by our subsidiaries are also contingent upon the subsidiaries’ earnings. If we are unable to obtain sufficient funds from our subsidiaries to fund our obligations, our financial condition and ability to meet our obligations may be adversely affected.
We have substantial debt and have the ability to incur additional debt. The principal and interest payment obligations on such debt may restrict our future operations and impair our ability to meet our obligations.
     As of December 31, 2010, we had approximately $826.7 million aggregate principal amount of outstanding indebtedness (excluding intercompany indebtedness). In addition, the terms of our senior credit facility and certain of the agreements governing our debt obligations permit us to incur additional indebtedness, subject to our ability to meet certain borrowing conditions. Our substantial debt may have important consequences. For instance, it could:
•	make it more difficult for us to satisfy our financial obligations;

•	increase our vulnerability to changes in general economic and industry conditions;

•	require us to dedicate a substantial portion of any cash flow from operations to the payment of interest and principal due under our debt, which will reduce funds available for other business purposes, including capital expenditures and acquisitions;

•	place us at a competitive disadvantage compared with some of our competitors that may have less debt and better access to capital resources;

•	expose us to fluctuations in the interest rate environment because the interest rates on borrowings under our senior credit facility are variable; and

•	limit our ability to obtain additional financing required to fund working capital and capital expenditures and for other general corporate purposes.
     If we are unable to meet our debt service obligations, we could be forced to restructure or refinance our indebtedness, seek additional equity capital, or sell assets. We may be unable to obtain financing or sell assets on satisfactory terms, or at all.
The agreements governing our various debt obligations impose restrictions on our business and limit our ability to undertake certain corporate actions.
     The agreements governing our various debt obligations include covenants imposing significant restrictions on our business. These restrictions may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise. These covenants place restrictions on our ability to, among other things:
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
     Our senior credit facility also requires us to comply with a number of financial ratios and covenants. Our ability to comply with these agreements may be affected by events beyond our control, including prevailing economic, financial and industry conditions. These covenants could have an adverse effect on our business by limiting our ability to take advantage of financing, merger and acquisition or other corporate opportunities. The breach of any of these covenants or restrictions could result in a default under the agreement containing these covenants or restrictions. An event of default under any of our debt obligations could permit some of our lenders, including the lenders under our senior credit facility, to declare all amounts borrowed from them to be immediately due and payable, together with accrued and unpaid interest, which could, in turn, trigger defaults under other debt obligations and the commitments of the lenders to make further extensions of credit under our senior credit facility could be terminated. Further, the lenders under any agreement which provides that borrowings thereunder are secured could foreclose on the collateral that is pledged to secure those obligations. If this occurred, we could be forced to sell assets or take other actions that could reduce the value of our business.
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
The Company has a significant amount of indebtedness and other obligations that become due over a relatively short period of time.
     We have a significant amount of indebtedness and other obligations that will, or may, become due between December 31, 2014 and June 30, 2015. These obligations include amounts outstanding under our senior credit facility, our 10 1/2% senior secured second lien notes due 2015, which mature on June 29, 2015, (the “Notes”) and any potential exercise of optional redemption rights held by the holders of our Series D Perpetual Preferred Stock, which those holders may exercise at any time from and after June 30, 2015. Our inability to repay or refinance our indebtedness and other obligations as they become due, or the violation of any covenants which may impair, restrict or limit our ability to do so, could have a material adverse effect on our financial condition and results of operations. Furthermore, in the event that we were unable to repay or refinance our indebtedness or other obligations, and a bankruptcy case were to be commenced under the bankruptcy code, we could be subject to claims, with respect to any payments made within 90 days prior to commencement of such a case, that we were insolvent at the time any such payments were made and that all or a portion of such payments, which could include repayments of amounts due under the Notes, might be deemed to constitute a preference, under the bankruptcy code, and that such payments should be voided by the bankruptcy court and recovered from the recipients for the benefit of the entire bankruptcy estate.

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
We do not currently pay cash dividends on either class of our common stock, and have not paid certain accumulated dividends under our Series D Perpetual Preferred Stock. To the extent a potential investor ascribes value to a dividend paying stock, the value of our stock may be correspondingly reduced.
     Our board of directors has not declared a cash or stock dividend on our common stock or Class A common stock since the third quarter of 2008. We can provide no assurance when or if any future dividends will be declared on either class of common stock.
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
     If and to the extent an investor ascribes value to a dividend-paying stock, the value of our common stock and Class A common stock may be correspondingly reduced due to our current cessation of dividend payments.
We must purchase television programming in advance but cannot predict whether a particular show will be popular enough to cover its cost.
     One of our most significant costs is television programming. If a particular program is not sufficiently popular among audiences in relation to its costs, we may not be able to sell enough related advertising time to cover the costs of the program. Since we purchase programming content from others, we have little control over programming costs. We also must usually purchase programming several years in advance, and may have to commit to purchase more than one year’s worth of programming, resulting in the incurrence of significant advance costs. We may also replace programs that are performing poorly before we have recaptured any significant portion of the costs we incurred in obtaining such programming or fully expensed the costs for financial reporting purposes. Any of these factors could reduce our revenues, result in the incurrence of impairment charges or otherwise cause our costs to escalate relative to revenues. For instance, during the year ended December 31, 2010, we recorded a television program impairment expense of $0.4 million.
We are highly dependent upon our network affiliations, and may lose a large amount of television programming if a network (i) terminates its affiliation with us, (ii) significantly changes the economic terms and conditions of any future affiliation agreements with us or (iii) significantly changes the type, quality or quantity of programming provided to us under an affiliation agreement.
     Our business depends in large part on the success of our network affiliations. Each of our stations is affiliated with a major network pursuant to an affiliation agreement. Each affiliation agreement provides the affiliated station with the right to broadcast all programs transmitted by the affiliated network. Our affiliation agreements expire at various dates through January 1, 2016. See Our Stations and Their Markets elsewhere in this Annual Report for a detailed listing of the expiration dates of our network affiliations.
     If we cannot enter into affiliation agreements to replace our expiring agreements, we may no longer be able to carry the affiliated network’s programming. This loss of programming would require us to obtain replacement programming. Such replacement programming may involve higher costs and may not be as attractive to our target audiences, thereby reducing our ability to generate advertising revenue. Furthermore, our concentration of CBS and/or NBC affiliates makes us particularly sensitive to adverse changes in our business relationship with, and the general success of, CBS and/or NBC.

     In addition, if we are unable to renew or replace our existing affiliation agreements, we may be unable to satisfy certain obligations under our existing or any future retransmission consent agreements with MVPDs. Furthermore, if in the future a network limited or removed our ability to retransmit network programming to MVPDs, we may be unable to satisfy certain obligations under our existing or any future retransmission consent agreements. In either case such an event could have a material adverse effect on our business and results of operations.
We operate in a highly competitive environment. Competition occurs on multiple levels (for audiences, programming and advertisers) and is based on a variety of factors. If we are not able to successfully compete in all relevant aspects, our revenues will be materially adversely affected.
     As described elsewhere herein, television stations compete for audiences, certain programming (including news) and advertisers. Signal coverage and assigned frequency also materially affect a television station’s competitive position. With respect to audiences, stations compete primarily based on broadcast program popularity. Because we purchase or otherwise acquire, rather than produce, programs, we cannot provide any assurances as to the acceptability by audiences of any of the programs we broadcast. Further, because we compete with other broadcast stations for certain programming, we cannot provide any assurances that we will be able to obtain any desired programming at costs that we believe are reasonable. Cable-originated programming, combined with increased access to cable and satellite TV, has become a significant competitor for broadcast television programming viewers. Cable networks’ advertising share has increased due to the growth in cable/satellite penetration (the percentage of television households that are connected to a cable or satellite system), which reduces broadcast television viewers. Further increases in the advertising share of cable or satellite networks could materially adversely affect the advertising revenue of our television stations.
     In addition, technological innovation and the resulting proliferation of programming alternatives, such as home entertainment systems, “wireless cable’’ services, satellite master antenna television systems, LPTV stations, television translator stations, DBS, video distribution services, pay-per-view and the internet, have further fractionalized television viewing audiences and resulted in additional challenges to revenue generation.
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
Our dependence upon a limited number of advertising categories could adversely affect our business.
     We derive a material portion of our advertising revenue from the automotive and restaurant industries. In 2010, we earned approximately 17% and 9% of our total revenue from the automotive and restaurant categories, respectively. In 2009, we earned approximately 17% and 12% of our total revenue from the automotive and restaurant categories, respectively. Our business and operating results could be materially adversely affected if automotive or restaurant-related advertising revenues decrease. Our business and operating results could also be materially adversely affected if revenue decreased from one or more other significant advertising categories, such as the communications, entertainment, financial services, professional services or retail industries.

The transition to digital operations will continue to require us to incur significant capital expenditures.
     Our required conversion from analog to digital television operations will require us to incur continued significant capital expenditures in replacing our stations’ equipment to produce local programming, including news, in high definition digital format. We cannot be certain that increased revenues will offset these additional capital expenditures.
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
Risks Related to Regulatory Matters
Federal broadcasting industry regulations limit our operating flexibility.
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
The FCC’s duopoly restrictions limit our ability to own and operate multiple television stations in the same market.
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
     On March 16, 2010, the FCC delivered to Congress a “National Broadband Plan.” The National Broadband Plan, inter alia, makes recommendations regarding the use of spectrum currently allocated to television broadcasters, including seeking the voluntary surrender of certain portions of the television broadcast spectrum and repacking the currently allocated spectrum to make portions of that spectrum available for other wireless communications services. If some or all of our television stations are required to change frequencies or reduce the amount of spectrum they use, our stations could incur substantial conversion costs, reduction or loss of over-the-air signal coverage or an inability to provide high definition programming and additional program streams, including mobile video services. Prior to implementation of the proposals contained in the National Broadband Plan, further action by the FCC or Congress or both is necessary. On November 30, 2010, the FCC issued a Notice of Proposed Rulemaking that proposes preliminary rule changes to allow a portion of the spectrum currently allocated to broadcasters to be repurposed for broadband use. These proposals include (i) making broadcast spectrum allocations available for flexible use, (ii) establishing a licensing framework to allow two or more broadcast stations to share a 6Mhz channel, and (iii) improving the reception of VHF signals. We cannot predict the likelihood, timing or outcome of any Congressional or FCC regulatory action with respect to the implementation of the National Broadband Plan nor the impact of any such changes upon our business.
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
     The FCC announced its intention to issue a Notice of Proposed Rulemaking on November 30, 2010 to consider proposals to change the current rules for conducting negotiations with cable and satellite companies. If the FCC were to revise the rules by which these negotiations are conducted, our ability to generate revenue for these services could be materially adversely affected.
     Congress recently passed the Satellite Television Extension and Localism Act of 2010 (“STELA”), which extends the compulsory copyright enabling DBS operators to deliver distant signals to unserved households through the end of 2014. In December 2010, the FCC adopted regulations to implement STELA’s provisions. STELA’s modifications to the rules on the importation of distant signals are not expected to have an adverse effect on the Gray stations, which generally maintain exclusivity in their markets, or to hinder any Gray station’s ability to negotiate reasonable fees for the carriage of its signal.

Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
     Our principal executive offices are located at 4370 Peachtree Road, NE, Atlanta, Georgia, 30319. Our administrative offices are located at 126 North Washington St., Third Floor, Albany, Georgia, 31701. Our shared services offices are located at 1801 Halstead Blvd., Tallahassee, Florida, 32309. See Our Stations and Their Markets elsewhere in this Annual Report for a complete listing of our television stations and their locations.
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
Item 4. Removed and Reserved.
Executive Officers of the Registrant.
     Set forth below is certain information with respect to our executive officers as of March 11, 2011:
     Hilton H. Howell, Jr., age 49, has been our Chief Executive Officer since August 20, 2008 and has also served as Vice-Chairman since September 2002. Before that, he had been our Executive Vice President since September 2000. He has served as one of our directors since 1993. He is a member of the Executive Committee of our board of directors. He has served as a director and Chairman of the Board of Gray Television Group, Inc. and WVLT-TV, Inc. which are subsidiaries of the Company, and as President, Chairman of the Board and a Director of Gray Television Licensee, LLC, another subsidiary of the Company, since 2008. He has served as President and Chief Executive Officer of Atlantic American Corporation, an insurance holding company, since 1995, and as Chairman of that Company since February 24, 2009. He has been Executive Vice President and General Counsel of Delta Life Insurance Company and Delta Fire and Casualty Insurance Company, life and casualty insurance companies, respectively, since 1991. He has served as Vice Chairman of Bankers Fidelity Life Insurance Company since 1992 and Vice Chairman of Georgia Casualty & Surety Company from 1992 through 2008. He served as Chairman of the Board of Triple Crown Media, Inc. (“TCM”) from December 2005 until

December 2009. Mr. Howell also serves as a director of Atlantic American Corporation and its subsidiaries American Southern Insurance Company, American Safety Insurance Company and Bankers Fidelity Life Insurance Company, as well as Delta Life Insurance Company and Delta Fire and Casualty Insurance Company. He is the son-in-law of Mr. J. Mack Robinson and Mrs. Harriett J. Robinson, both members of our board of directors.
     Robert S. Prather, Jr., age 66, has served as our President and Chief Operating Officer since September 2002. He has served as one of our directors since 1993. He has served as President and a director of our subsidiaries Gray Television Group, Inc. and WVLT-TV, Inc., since 2002. He has been a director of TCM since 1994, and served as Chairman of TCM from December 2005 until November 2007. He served as President and Chief Executive Officer of TCM from May 2005 to December 30, 2005, and has served in that position since November 2007. TCM filed for protection under Chapter 11 of the U.S. bankruptcy code on September 14, 2009. The order confirming the Plan of Reorganization under Chapter 11 of the bankruptcy code became effective December 8, 2009. He serves as an advisory director of Swiss Army Brands, Inc., and serves on the Board of Trustees of the Georgia World Congress Center Authority and served as its Chairman for the three years ended December 31, 2010. He also serves as a member of the Board of Directors for GAMCO Investors, Inc., Gaylord Entertainment Company and Victory Ventures, Inc.
     James C. Ryan, age 50, has served as our Chief Financial Officer since October 1998 and Senior Vice President since September 2002. Before that, he had been our Vice President since October 1998.
     Robert A. Beizer, age 71, has served as our Vice President for Law and Development and Secretary since 1996. He has served as a director and secretary of Gray Television Licensee, LLC, which is a subsidiary of the Company, since 2003. From June 1994 to February 1996, he was of counsel to Venable, LLC, a law firm, in its regulatory and legislative practice group. From 1990 to 1994, Mr. Beizer was a partner in the law firm of Sidley & Austin and was head of their communications practice group in Washington, D.C. He is a past president of the Federal Communications Bar Association and has served as a member of the American Bar Association House of Delegates. He is a member of the ABA Forum Committee on Communications Law.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
     Our common stock, no par value, and our Class A common stock, no par value, have been listed and traded on the NYSE since September 24, 1996 and June 30, 1995, respectively. Prior to September 16, 2002, the common stock was named Class B common stock.
     The following table sets forth the high and low sale prices of the common stock and the Class A common stock as well as the cash dividend declared for the periods indicated. The high and low composite sales prices of the common stock and the Class A common stock are as reported by the NYSE.

	Common Stock			Class A Common Stock
			Cash Dividends			Cash Dividends
			Declared Per			Declared Per
	High	Low	Share	High	Low	Share
2010:
First Quarter	$2.80	$1.52	$-	$2.88	$1.57	$-
Second Quarter	4.88	2.31	-	4.73	2.24	-
Third Quarter	2.99	1.83	-	2.90	1.63	-
Fourth Quarter	2.19	1.44	-	2.04	1.45	-

2009:
First Quarter	$0.55	$0.28	$-	$1.30	$0.39	$-
Second Quarter	0.92	0.32	-	1.42	0.53	-
Third Quarter	3.57	0.38	-	3.55	0.58	-
Fourth Quarter	2.90	0.89	-	2.75	1.12	-
     As of February 18, 2011, we had 51,391,911 outstanding shares of common stock held by approximately 4,216 stockholders and 5,753,020 outstanding shares of Class A common stock held by approximately 437 stockholders. The number of stockholders includes stockholders of record and individual participants in security position listings as furnished to us pursuant to Rule 17Ad-8 under the Exchange Act.
     Our Articles of Incorporation provide that each share of common stock is entitled to one vote, and each share of Class A common stock is entitled to 10 votes. Our Articles of Incorporation require that our common stock and our Class A common stock receive dividends on a pari passu basis.
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
     On April 29, 2010, we repurchased $60.7 million in face amount of our Series D Perpetual Preferred Stock, and $14.9 million in accrued dividends thereon, in exchange for $50.0 million in cash, using net proceeds from the sale of debt, and 8.5 million shares of our common stock. Except for the payment of these accrued dividends, we have deferred the cash payment of dividends on our Series D Perpetual Preferred Stock earned thereon since October 1, 2008.
     While any Series D Perpetual Preferred Stock dividend payments are in arrears, we are prohibited from repurchasing, declaring and/or paying any cash dividend with respect to any equity securities having liquidation preferences equivalent to or junior in ranking to the liquidation preferences of the Series D Perpetual Preferred Stock, including our common stock and Class A common stock. We can provide no assurances as to when any future cash payments will be made on any accumulated and unpaid Series D Perpetual Preferred Stock cash dividends presently in arrears or that become in arrears in the future. The Series D Perpetual Preferred Stock has no mandatory redemption date but is redeemable at our option at any time, and may be redeemed at the stockholders’ option on or after June 30, 2015.
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

Stock Performance Graph
     The following stock performance graphs do not constitute soliciting material and should not be deemed filed or incorporated by reference into any other filing by us under the Securities Act of 1933 or the Exchange Act, except to the extent we specifically incorporate these graphs by reference therein.
     The following graphs compare the cumulative total return of the common stock and the Class A common stock from December 31, 2005 to December 31, 2010, as compared to the stock market total return indexes for (i) The New York Stock Exchange Market Index and (ii) The New York Stock Exchange Industry Index based upon the Television Broadcasting Stations Index.
     The graphs assume the investment of $100 in the common stock and the Class A common stock, the New York Stock Exchange Market Index and the NYSE Television Broadcasting Stations Index on December 31, 2005. Any dividends are assumed to have been reinvested as paid.
Common Stock
Comparison of Cumulative Total Return
of One or More Companies, Peer Groups, Industry Indices and/or
Broad Markets

	Fiscal Year Ended
Company/Index/Market	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010
Gray Television Common	$86.84	$96.31	$4.95	$18.57	$23.15
NYSE Market Index	$120.47	$131.15	$79.67	$102.20	$115.88
TV Broadcasting Stations Index	$123.56	$121.15	$63.20	$97.28	$105.72

Class A Common Stock
Comparison of Cumulative Total Return
of One or More Companies, Peer Groups, Industry Indices and/or
Broad Markets

	Fiscal Year Ended
Company/Index/Market	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010
Gray Television Class A	$92.38	$96.80	$6.74	$17.44	$20.58
NYSE Market Index	$120.47	$131.15	$79.67	$102.20	$115.88
TV Broadcasting Stations Index	$123.56	$121.15	$63.20	$97.28	$105.72

Item 6. Selected Financial Data.
     Certain selected historical consolidated financial data is set forth below. This information with respect to the years ended December 31, 2010, 2009 and 2008 should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and related notes thereto included elsewhere herein.

	Year Ended December 31,
	2010	2009	2008	2007	2006(1)
		(in thousands, except per share data)
Statements of Operations Data:
Revenue (2)	$346,058	$270,374	$327,176	$307,288	$332,137
Impairment of goodwill and and broadcast licenses (3)	-	-	338,681	-	-
Operating income (loss)	106,960	43,079	(258,895)	53,376	87,991
Loss on early extinguishment of debt (4)	(349)	(8,352)	-	(22,853)	(347)
Net income (loss)	23,163	(23,047)	(202,016)	(23,151)	11,711
Net income (loss) available to common stockholders	8,581	(40,166)	(208,609)	(24,777)	8,464
Net income (loss) available to common stockholders per common share:
Basic	0.16	(0.83)	(4.32)	(0.52)	0.17
Diluted	0.16	(0.83)	(4.32)	(0.52)	0.17
Cash dividends declared per common share (5)	-	-	0.09	0.12	0.12

Balance Sheet Data (at end of period):
Total assets	$1,242,293	$1,245,739	$1,278,265	$1,625,969	$1,628,287
Long-term debt (including current portion)	826,704	791,809	800,380	925,000	851,654
Long-term accrued facility fee (6)	-	18,307	-	-	-
Preferred stock (7)	37,181	93,386	92,183	-	37,451
Total stockholders’ equity	129,407	93,620	117,107	337,845	379,754

(1)	Reflects the acquisition of WNDU-TV on March 3, 2006 as of the acquisition date. For further information concerning this acquisition, see Part I, Item 1. Business included in this Annual Report.

(2)	Our revenue fluctuates significantly between years, consistent with, among other things, increased political advertising expenditures in even-numbered years.

(3)	As of December 31, 2008, we recorded a non-cash impairment expense of $338.7 million resulting from a write down of $98.6 million in the carrying value of our goodwill and a write down of $240.1 million in the carrying value of our broadcast licenses. The write-down of our goodwill and broadcast licenses related to seven stations and 23 stations, respectively. As of this testing date, we believe events had occurred and circumstances changed that more likely than not reduce the fair value of our broadcast licenses and goodwill below their carrying amounts. These events, which accelerated in the fourth quarter of 2008, included: (i) the continued decline of the price of our common stock and Class A common stock; (ii) the decline in the selling prices of television stations; (iii) the decline in local and national advertising revenues excluding political advertising revenue; and (iv) the decline in the operating profit margins of some of our stations.

(4)	In 2010 and 2009, we recorded a loss on early extinguishment of debt related to amendments to our senior credit facility. In 2007, we recorded a loss on early extinguishment of debt related to the refinancing of our senior credit facility and the redemption of our 9.25% Senior Subordinated Notes (“9.25% Notes”). In 2006, we recorded a loss on early extinguishment of debt related to the repurchase of a portion of our 9.25% Notes.

(5)	Cash dividends for 2007 and 2006 include a cash dividend of $0.03 per share approved in the fourth quarters of 2007 and 2006, respectively, and paid in the first quarters of 2008 and 2007, respectively.

(6)	On March 31, 2009, we amended our senior credit facility. Effective on that date, we began to incur an annual facility fee equal to 3% multiplied by the outstanding balance under our senior credit facility. Effective as of April 29, 2010, the accrued facility fee was reduced to 0.75%. See Note 3. “Long-term Debt and Accrued Facility Fee” of our notes to our audited consolidated financial statements included elsewhere herein for further information regarding our accrued facility fee.

(7)	On May 22, 2007, we redeemed all outstanding shares of our Series C Preferred Stock.

During 2008, we issued 1,000 shares of our Series D Perpetual Preferred Stock, no par value. The issuance of the Series D Perpetual Preferred Stock generated net cash proceeds of approximately $91.6 million, after a 5.0% original issue discount, transaction fees and expenses. The $8.4 million of original issue discount, transaction fees and expenses are being accreted over a seven-year period ending June 30, 2015. We used a majority of the net proceeds from these issuances to reduce our outstanding debt balance by $88.0 million during 2008. The Series D Perpetual Preferred Stock has a liquidation value of $100,000 per share.

On April 29, 2010, we repurchased $60.7 million in face amount of our Series D Perpetual Preferred Stock, and $14.9 million in accrued dividends thereon, in exchange for $50.0 million in cash, using net proceeds from the sale of debt, and 8.5 million shares of our common stock.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Executive Overview
Introduction
     The following analysis of the financial condition and results of operations of Gray Television, Inc. (“we,” “us,” or “our”) should be read in conjunction with our audited consolidated financial statements and notes thereto included elsewhere herein.
Overview
     We own 36 television stations serving 30 television markets. Seventeen of the stations are affiliated with CBS Inc. (“CBS”), ten are affiliated with the National Broadcasting Company, Inc. (“NBC”), eight are affiliated with the American Broadcasting Company (“ABC”), and one is affiliated with FOX Entertainment Group, Inc. (“FOX”). Our 17 CBS-affiliated stations make us the largest independent owner of CBS affiliates in the United States. Based on the results of the average of the Nielsen February, May, July, and November 2010 ratings reports, our combined station group has 24 markets with stations ranked #1 in local news audience and 24 markets with stations ranked #1 in overall audience within their respective markets. Of the 30 markets that we serve, we operate the #1 or #2 ranked station in 29 of those markets. In addition to our primary channels that we broadcast from our television stations, we currently broadcast 40 digital second channels including one affiliated with ABC, four affiliated with FOX, eight affiliated with The CW Network, LLC (“CW”), 18 affiliated with Twentieth Television, Inc. (“MyNetworkTV” or “MyNet.”), two affiliated with Universal Sports Network, one affiliated with The Country Network and six local news/weather channels in certain of our existing markets. We created our digital second channels to better utilize our excess broadcast spectrum. The digital second channels are similar to our primary broadcast channels; however, our digital second channels are affiliated with networks different from those affiliated with our primary broadcast channels. Our combined TV station group reaches approximately 6.3% of total United States households.
     Our operating revenues are derived primarily from broadcast and internet advertising, and from other sources such as retransmission consent, production of commercials, tower rentals, and consulting.
     Broadcast advertising is sold for placement either preceding or following a television station’s network programming and within local and syndicated programming. Broadcast advertising is sold in time increments and is priced primarily on the basis of a program’s popularity among the specific audience an advertiser desires to reach, as measured by Nielsen. In addition, broadcast advertising rates are affected by the number of advertisers competing for the available time, the size and demographic makeup of the market served by the station and the availability of alternative advertising media in the market area. Broadcast advertising rates are generally the highest during the most desirable viewing hours, with corresponding reductions during other hours. The ratings of a local station affiliated with a major network can be affected by ratings of network programming.
     We also sell internet advertising on our stations’ websites. These advertisements may be sold as banner advertisements, pre-roll advertisements or video and other types of advertisements.
     Most advertising contracts are short-term, and generally run only for a few weeks. Approximately 70% of the net revenues of our television stations for the year ended December 31, 2010 were generated from local advertising (including political advertising revenues), which is sold primarily by a station’s sales staff directly to local accounts, and the remainder represented primarily by national advertising, which is sold by a station’s national advertising sales representative. The stations generally pay commissions to advertising agencies on local, regional and national advertising and the stations also pay commissions to the national sales representative on national advertising.
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

     During the economic recession that began in 2008 and continued through 2009, many of our advertising customers reduced their advertising spending, which reduced our revenue. The economy showed signs of improvement in 2010 and our 2010 revenue increased significantly over 2009 levels. Our 2010 local, national and internet advertising revenue increased over 2009 amounts due to an improvement in the economy in 2010 as compared to 2009. Our political advertising revenue increased in 2010 as compared to 2009 due to congressional, state and local elections held in 2010. Our retransmission consent revenue increased in 2010 compared to 2009 due to improved terms of our retransmission consent contracts which were negotiated in recent years. In addition, we continue to earn revenue under our management contract with Young Broadcasting, Inc. This management contract became effective on August 10, 2009 and expires on December 31, 2012.
     Automotive dealers and manufacturers have traditionally accounted for a significant portion of our revenue. In 2009, our automotive advertising customers suffered disproportionately during the recession and significantly reduced their advertising expenditures, which in turn negatively impacted our 2009 revenues. In 2010, we experienced a 27% increase in advertising from automotive advertising customers over the prior year.
     In recent years, our revenues have come under pressure from the internet as a competitor for advertising spending. We continue to enhance and market our internet websites in an effort to generate additional revenue.
     We continue to reduce our operating expenses where possible. However, our operating expenses for 2010 increased over 2009 amounts. A large portion of the increase in our 2010 operating expenses is due to the payment of commissions and other incentive based compensation related to our increased revenue. Please see our “Results of Operations” and “Liquidity and Capital Resources” sections below for further discussion of our operating results.
Revenue
     Set forth below are the principal types of revenue earned by our broadcasting operations for the periods indicated and the percentage contribution of each to total revenue (dollars in thousands):

	Year Ended December 31,
	2010		2009		2008
		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total
Revenues:
Local	$183,177	52.9%	$170,813	63.2%	$186,492	57.0%
National	57,649	16.7%	53,892	19.9%	68,417	20.9%
Internet	13,401	3.9%	11,413	4.2%	11,859	3.6%
Political	57,552	16.6%	9,976	3.7%	48,455	14.8%
Retransmission consent	18,774	5.4%	15,645	5.8%	3,046	0.9%
Production and other	7,446	2.2%	7,119	2.6%	8,155	2.5%
Network compensation	562	0.2%	653	0.2%	752	0.3%
Consulting revenue	7,497	2.1%	863	0.4%	-	0.0%

Total	$346,058	100.0%	$270,374	100.0%	$327,176	100.0%

Risk Factors
     The broadcast television industry is reliant primarily on advertising revenues and faces increased competition. For a discussion of certain other presently known, significant factors that may affect our business, see “Item 1A. Risk Factors” included elsewhere this Annual Report.
Results of Operations
Year Ended December 31, 2010 (“2010”) Compared to Year Ended December 31, 2009 (“2009”)
Revenue
     Total revenue increased $75.7 million, or 28%, to $346.1 million for 2010 compared to 2009 reflecting increases in political, local, national, and internet advertising revenue, retransmission consent revenue, consulting revenue and production and other revenue. Political advertising revenue increased $47.6 million, or 477%, to $57.6 million reflecting increased advertising from political candidates and special interest groups during the “on year” of the two-year political advertising cycle. Local advertising revenue, excluding political advertising revenue, increased $12.4 million, or 7%, to $183.2 million. National advertising revenues, excluding political advertising revenue, increased $3.8 million, or 7%, to $57.6 million. Internet advertising revenue increased $2.0 million, or 17%, to $13.4 million. Local, national and internet advertising revenue increased as compared to 2009 due to increased spending by advertisers in an improving economic environment. Our five largest advertising categories by customer type, excluding political advertising, demonstrated the following changes during 2010 compared to 2009: automotive increased 27%; restaurants decreased 9%; medical increased 12%; communications decreased 4% and furniture and appliances increased less than 1%. Net advertising revenue associated with the broadcast of the 2010 Super Bowl on our seventeen CBS-affiliated stations approximated $0.9 million which was an increase from our approximately $0.8 million of Super Bowl revenues earned in 2009 on our ten NBC-affiliated stations. In addition, results in 2010 benefited from approximately $2.8 million of net revenue earned from the broadcast of the 2010 Winter Olympic Games on our NBC-affiliated stations. There was no corresponding broadcast of Olympic Games during 2009. Retransmission consent revenue increased $3.1 million, or 20%, to $18.8 million due to the improved terms of our retransmission contracts compared to those in effect during 2009. Production and other revenue increased $0.3 million, or 5%, to $7.4 million due primarily to increased revenue from producing news for a station not owned by Gray. We continued to earn consulting revenue from our agreement with Young Broadcasting, Inc. (“Young”). Our consulting revenue from this agreement includes a fixed base component and an incentive component which is based upon Young’s actual results. We earned base consulting revenue of $2.2 million and $0.9 million for 2010 and 2009, respectively. The increase was due to the agreement being effective for only a portion of 2009. Pursuant to the terms of the consulting agreement, we recorded $5.3 million of incentive consulting revenue for the year ended December 31, 2010. We were not eligible for an incentive consulting fee in the year ended December 31, 2009. This agreement became effective on August 10, 2009 and expires December 31, 2012.
Broadcast expenses
     Broadcast expenses (before depreciation, amortization and gain on disposal of assets) increased $8.8 million, or 5%, to $196.4 million for 2010 compared to 2009 due primarily to increases in payroll expense of $7.1 million and national sales representation expense of $2.9 million, partially offset by decreases in employee benefit expense of $1.6 million and electricity expense of $0.5 million. Payroll expense increased primarily due to increases in sales and certain other incentive compensation due to the increase in advertising revenue discussed above. National sales representation fees earned by third parties also increased due to increased advertising revenue. National sales representation expense is equal to a certain percentage of our national sales revenue (including certain political advertising revenue) and increases as this revenue increases. Employee benefit expense decreased due to a decrease in health care expense of $1.1 million and pension expense of $0.3 million. Health care expense decreased primarily due to fewer claims incurred. Pension expense decreased primarily due to an increase in our pension expense discount rate. Electricity expenses decreased due to the discontinuance of our analog broadcasts.
Corporate and administrative expenses
     Corporate and administrative expenses (before depreciation, amortization and gain on disposal of assets) decreased $0.6 million, or 4%, to $13.5 million during 2010 as compared to 2009. The decrease was due primarily to a decrease in relocation expense of $0.6 million, consulting expense of $0.6 million and legal expense of $0.6 million, partially offset by an increase in payroll expense of $1.3 million. Relocation expense decreased due to the relocation of certain employees in 2009, while no similar relocations took place in 2010. Consulting expense decreased due to the expiration, on December 31, 2009, of a consulting agreement with our former Chairman. Legal expense decreased primarily due to a decrease in the number of retransmission consent revenue contracts being negotiated in the current period compared to the comparable period of the prior year. The increase in payroll expense was due primarily to an increase in bonus compensation expense, partially offset by a decrease in non-cash stock-based compensation. Bonus compensation expense increased due to the payment of $1.05 million in bonuses to certain executive officers related to the completed refinancing in 2010. In addition, bonus compensation expense increased an additional $1.2 million reflecting incentive compensation in 2010 resulting from the increase in revenue discussed above. Non-cash stock-based compensation expense decreased $1.0 million due to outstanding stock options becoming fully vested. We recorded non-cash stock-based compensation expense during 2010 and 2009 of $0.3 million and $1.4 million, respectively.
Depreciation
     Depreciation of property and equipment totaled $30.6 million and $32.6 million for 2010 and 2009, respectively. Depreciation expense decreased in 2010 compared to 2009 due to reduced capital expenditures in recent years compared to that of prior years. As a result, more assets acquired in prior years have become fully depreciated than were purchased in recent years.
Amortization of intangible assets
     Amortization of intangible assets was $0.5 million for 2010 as compared to $0.6 million for 2009. Amortization expense decreased in 2010 compared to 2009 as a result of certain assets becoming fully amortized in 2010.
Gain on disposal of assets
     Gain on disposal of assets decreased $5.7 million, or 75%, to $1.9 million during 2010 as compared to 2009. The FCC has mandated that all broadcasters operating microwave facilities on certain frequencies in the 2 GHz band relocate to other frequencies and upgrade their equipment. The spectrum being vacated by these broadcasters has been reallocated to third parties who, as part of the overall FCC-mandated spectrum reallocation project, must provide affected broadcasters with new digital microwave replacement equipment at no cost to the broadcaster and also reimburse those broadcasters for certain associated out-of-pocket expenses. During 2010 and 2009, we recognized gains of $2.2 million and $9.2 million, respectively, on the disposal of equipment associated with the spectrum reallocation project. The gains from the spectrum reallocation project were partially offset by losses on disposals of equipment in the ordinary course of business.

Interest expense
     Interest expense increased $1.0 million, or 1%, to $70.0 million for 2010 compared to 2009. Interest expense increased due to an increase in average debt balance partially offset by a decrease in our average interest rates. We amended our senior credit facility on each of March 31, 2009 (the “2009 Amendment”) and March 31, 2010 (the “2010 Amendment”). Upon amending the senior credit facility on March 31, 2009, our interest rates increased. Upon amending our senior credit facility on March 31, 2010, our interest rate increased further, until April 29, 2010, when we issued our 10 1/2% senior secured second lien notes due 2015 (the “Notes”) and repaid a portion of the amount outstanding under our senior credit facility. Although the interest rate on our Notes is higher than that of borrowings under our senior credit facility, the prepayment of $300.0 million of the amount outstanding under the senior credit facility resulted in the reduction of the interest rate on the remaining outstanding balance under the senior credit facility, which resulted in a lower total average interest rate beginning April 29, 2010.
     Our interest rate swap agreements expired in April 2010. These expirations had a further positive effect upon our average interest rate. Although these events resulted in reductions in our total interest rate, they occurred too late in the period to lower our overall interest expense for 2010 compared to 2009. Our average interest rates, including the effects of our interest rate swap agreements, on borrowings under our senior credit facility and our Notes for the duration of each period, and only for the periods in which borrowings were outstanding, were 8.1% and 8.4% for 2010 and 2009, respectively. The average principal balance of indebtedness under our senior credit facility and pursuant to the Notes for the duration of each period, and only for the periods in which borrowings were outstanding, was $846.1 million and $796.4 million for 2010 and 2009, respectively.
Loss from early extinguishment of debt
     To obtain the 2010 Amendment, we incurred loan issuance costs of approximately $4.5 million, including legal and professional fees. These fees were funded from our existing cash balances. In connection with this transaction, we reported a loss on early extinguishment of debt of $0.3 million for 2010. To obtain the 2009 Amendment, we incurred loan issuance costs of approximately $7.4 million, including legal and professional fees. These fees were funded from our existing cash balances. In connection with this transaction, we reported a loss on early extinguishment of debt of $8.4 million for 2009.

Income tax expense or benefit
     Our effective income tax rate increased to 36.7% for 2010 from 32.8% for 2009. Our effective income tax rates differ from the statutory rate due to the following items:

	Year Ended December 31,
	2010	2009
Statutory federal income tax rate	35.0%	35.0%
Current year permanent items	1.7%	(0.6)%
State and local taxes, net of federal taxes	5.4%	2.6%
Change in valuation allowance	(4.3)%	(4.5)%
Reserve for uncertain tax positions	(1.4)%	1.1%
Other items, net	0.3%	(0.8)%

Effective income tax rate	36.7%	32.8%

Preferred stock dividends
     Preferred stock dividends decreased $2.5 million, or 15%, to $14.6 million in 2010 compared to the prior year. On April 29, 2010, we redeemed approximately $60.7 million in face amount of our Series D Perpetual Preferred Stock. As a result of this transaction, we recognized $3.8 million of the unaccreted portion of the original issuance costs and discount allocated to the repurchased Series D Perpetual Preferred Stock as a dividend. As a result of the transaction, our 2010 dividend initially increased as we recognized the unaccreted portion of the original issuance costs and discount, but decreased after the redemption due to fewer shares outstanding. The net effect was a decrease in dividends. We did not have a similar transaction in 2009.
Year Ended December 31, 2009 (“2009”) Compared to Year Ended December 31, 2008 (“2008”)
Revenue
     Total revenue decreased $56.8 million, or 17%, to $270.4 million due primarily to decreased local, national, political and internet advertising revenue, decreased network compensation revenue and decreased production and other revenue. These decreases were partially offset by increased retransmission consent revenue and consulting revenue in 2009. Retransmission consent revenue increased $12.6 million, or 414%, to $15.6 million reflecting the more profitable terms of our contracts that we finalized earlier in 2009. Consulting revenue increased to $0.9 million for 2009 due to revenue from an agreement with Young Broadcasting, Inc. became effective on August 10, 2009. Local advertising revenues, excluding political advertising revenues, decreased $15.7 million, or 8%, to $170.8 million. National advertising revenues, excluding political advertising revenues, decreased $14.5 million, or 21%, to $53.9 million. The decrease in local and national advertising revenue was due to reduced spending by advertisers in the continued recessionary economic environment. Our automotive advertising revenue decreased approximately 31% compared to the prior year. In addition, during 2008 we earned a total of $3.4 million of net revenue from local and national advertisers during the broadcast of the 2008 Summer Olympics on our ten NBC stations. There were no Olympic Game broadcasts during 2009. The negative effects of the recession were partially offset by increased advertising during the 2009 Super Bowl. Net advertising revenue associated with the broadcast of the 2009 Super Bowl on our ten NBC affiliated stations approximated $750,000, which was an increase from the approximate $130,000 of Super Bowl revenue earned in 2008 on our then six Fox affiliated channels. Political advertising revenue decreased $38.5 million, or 79%, to $10.0 million reflecting reduced advertising from political candidates during the “off year” of the two-year political advertising cycle. However, we did recognize political advertising revenue in 2009 related to increased spending on the national healthcare debate.
Broadcast expenses
     Broadcast expenses (before depreciation, amortization, impairment expense and gain on disposal of assets) decreased $12.0 million, or 6%, to $187.6 million due primarily to a reduction in compensation expense of $3.4 million, professional service expense of $2.2 million, facility fees of $1.1 million, bad debt expense of $0.9 million and syndicated programming expense of $1.1 million. Compensation expenses included payroll and benefit expenses. Payroll expense decreased primarily due to a reduction in the number of employees and reduced commissions. As of December 31, 2009 and 2008, we employed 2,184 and 2,253 total employees in our broadcast operations which included full-time and part-time employees. This reduction in total employees is a decrease of 3.1% or 69 total employees. From December 31, 2007 through December 31, 2009, we reduced our total number of employees in our broadcast operations by 241, or 9.9%. Our reduction in payroll expense resulting from the reduced number of employees was partially offset by an increase in pension expense of $1.9 million. Pension expense increased due to the use of a lower discount rate in 2009 compared to the discount rate used to calculate the 2008 pension expense and due to the performance of our pension plans’ assets in 2009 and 2008. Professional service expense decreased primarily due to lower national representation fees, which are paid based upon a percentage of our national and political revenue, both of which decreased as discussed above. Facility fees decreased primarily due to lower electricity expense resulting from the discontinuance of our analog broadcasts. Bad debt expense improved due to an improvement in the average age of our accounts receivable balances. Syndicated programming expense decreased primarily due to a lower impairment expense in 2009 compared to the prior year. We recorded impairment expenses related to our syndicated television programming during 2009 and 2008 of $0.2 million and $0.6 million, respectively.
Corporate and administrative expenses
     Corporate and administrative expenses (before depreciation, amortization, impairment and gain on disposal of assets) increased $0.1 million, or 1%, to $14.2 million during 2009. The increase was due primarily to an increase in pension expense of $0.2 million, an increase in relocation expense of $0.2 million and an increase in legal expense of $0.5 million. These increases were partially offset by a decrease in market research expense of $0.6 million and severance expense of $0.1 million. We believe the relocation cost incurred in 2009 will not recur in future years to the same extent as 2009. Also, approximately $0.4 million of the increased legal costs were attributable to the negotiation and documentation of our new retransmission consent agreements, and such costs are currently not anticipated to recur in future periods to the same extent. We recorded non-cash stock-based compensation expense during 2009 and 2008 of $1.4 million and $1.5 million, respectively.
Depreciation
     Depreciation of property and equipment totaled $32.6 million and $34.6 million during 2009 and 2008, respectively. The decrease in depreciation was the result of reduced capital expenditures in recent years compared to that of prior years. As a result, more assets acquired in prior years have become fully depreciated than were purchased in recent years.

Amortization of intangible assets
     Amortization of intangible assets was $0.6 million for 2009 as compared to $0.8 million for 2008. Amortization expense decreased in the current year compared to that of the prior year as a result of certain assets becoming fully amortized in the current year.
Impairment of goodwill and broadcast licenses
     As of December 31 2009, we evaluated the recorded value of our goodwill and broadcast licenses for potential impairment and concluded that they were reasonably stated. As a result, we did not record an impairment expense for 2009. As of December 31, 2008, we recorded a non-cash impairment expense of $338.7 million resulting from a write-down of $98.6 million in the carrying value of our goodwill and a write down of $240.1 million in the carrying value of our broadcast licenses. The write-down of our goodwill and broadcast licenses related to seven stations and 23 stations, respectively. As of this testing date, we believed events had occurred and circumstances changed that more likely than not reduce the fair value of our broadcast licenses and goodwill below their carrying amounts. These events, which accelerated in the fourth quarter of 2008, included: (i) the continued decline of the price of our common stock and Class A common stock; (ii) the decline in the selling prices of television stations; (iii) the decline in local and national advertising revenues excluding political advertising revenue; and (iv) the decline in the operating profit margins of some of our stations.
Gain on disposal of assets
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
Interest expense
     Interest expense increased $15.0 million, or 28%, to $69.1 million for 2009 compared to 2008. This increase is due to the net effect of higher average interest rates and lower principal balances in 2009 compared to 2008. The average interest rates were 8.4% and 5.9% for 2009 and 2008, respectively. The total average principal balance was $796.4 million and $868.3 million for 2009 and 2008, respectively. These average interest rates and average principal balances are for the respective periods and not the respective ending balance sheet dates. The average interest rates include the effects of our interest rate swap agreements.
Loss from early extinguishment of debt
     On March 31, 2009, we amended our senior credit facility. To obtain the 2009 Amendment, we incurred loan issuance costs of approximately $7.4 million, including legal and professional fees. These fees were funded from our existing cash balances. In connection with this transaction, we reported a loss on early extinguishment of debt of $8.4 million for 2009. There was no comparable loss in 2008.

Income tax expense or benefit
     The effective tax rate decreased to 32.8% for 2009 from 35.5% for 2008. The effective income tax rates differ from the statutory rate due to the following items:

	Year Ended December 31,
	2009	2008
Statutory federal income tax rate	35.0%	35.0%
Current year permanent items	(0.6)%	0.0%
State and local taxes, net of federal taxes	2.6%	3.7%
Change in valuation allowance	(4.5)%	0.1%
Reserve for uncertain tax positions	1.1%	(0.2)%
Goodwill impairment	0.0%	(3.0)%
Other items, net	(0.8)%	(0.1)%

Effective income tax rate	32.8%	35.5%

Liquidity and Capital Resources
General
     The following tables present data that we believe is helpful in evaluating our liquidity and capital resources (in thousands):

	Year Ended December 31,
	2010	2009
Net cash provided by operating activities	$38,126	$18,903
Net cash used in investing activities	(19,506)	(17,531)
Net cash used in financing activities	(29,189)	(16,021)
Decrease in cash	$(10,569)	$(14,649)

	December 31,
	2010	2009
Cash	$5,431	$16,000
Long-term debt including current portion	$826,704	$791,809
Long-term accrued facility fee	$-	$18,307
Preferred stock, excluding unamortized original issue discount	$37,181	$93,386
Borrowing availability under our senior credit facility	$40,000	$31,681

Certain covenant ratios as defined under our senior credit facility:
First lien leverage ratio - actual (1)	4.46	-
First lien leverage ratio - maximum allowed (1)	7.00	-
Fixed charge coverage ratio - actual (1)	1.27	-
Fixed charge coverage ratio - minimum allowed (1)	0.90	-
(1) Gray was not required to comply with these ratios prior to June 30, 2010.
Senior Credit Facility
     Our senior credit facility consists of a revolving loan and a term loan. Excluding accrued interest, the amount outstanding under our senior credit facility as of December 31, 2010 was $467.8 million comprised solely of our term loan. Excluding accrued interest, the amount outstanding under our senior credit facility as of December 31, 2009 was $810.1 million comprised of a term loan balance of $791.8 million and a long-term accrued facility fee of $18.3 million. Our long-term accrued facility fee was due and payable December 31, 2014 coincident with the maturity date of our term loan. However, in 2010, we repaid our long-term accrued facility fee and a portion of our term loan balances in advance of their maturity date. Under the revolving loan portion of our senior credit facility, the maximum borrowing availability, subject to covenant restrictions, was $40.0 million and $50.0 million as of December 31, 2010 and 2009, respectively. As of December 31, 2010 and 2009, we could have drawn $40.0 million and $31.7 million, respectively, of the maximum availability under the revolving loan.

Amendment of Senior Credit Facility and Issuance of the Notes
     Effective as of March 31, 2010, we amended our existing senior credit facility to provide for, among other things: (i) an increase in the maximum total net leverage ratio covenant under the senior credit facility through March 30, 2011 and (ii) a potential issuance of capital stock and/or senior or subordinated debt securities, which could include securities with a second lien security interest (the “Replacement Debt”). Without this amendment, we would not have been in compliance with our total net leverage ratio covenant under the senior credit facility and such noncompliance would have caused a default under the agreement as of March 31, 2010. Such a default would have given the lenders thereunder certain rights, including the right to declare all amounts outstanding under our senior credit facility immediately due and payable or to foreclose on the assets securing such indebtedness.
     Pursuant to this amendment, from March 31, 2010 and until the date we completed an offering of Replacement Debt resulting in the repayment of not less than $200.0 million of our term loan outstanding under the senior credit facility (which offering was completed on April 29, 2010), (i) we were required to pay an annual incentive fee equal to 2.0%, which fee was eliminated upon the consummation of such offering and repayment, (ii) the annual facility fee remained at 3.0%, and (iii) we remained subject to a maximum total net leverage ratio, which ratio, following such repayment, would be replaced by a first lien leverage test. In addition, from and after such repayment, we were required to comply with a minimum fixed charge coverage ratio of 0.90 to 1.0.
     On April 29, 2010, we issued $365.0 million aggregate principal amount of Notes. The Notes constituted “Replacement Debt” under the senior credit facility. The Notes were priced at 98.085% of par, resulting in gross proceeds to the Company of $358.0 million. The Notes mature on June 29, 2015. Interest began accruing on the Notes on April 29, 2010, and interest is payable semi-annually, on May 1 and November 1 of each year. The first interest payment date was November 1, 2010. We may redeem some or all of the Notes at any time after November 1, 2012 at specified redemption prices. We may also redeem up to 35% of the aggregate principal amount of the Notes using the proceeds from certain equity offerings completed before November 1, 2012. In addition, we may redeem some or all of the Notes at any time prior to November 1, 2012 at a price equal to 100% of the principal amount thereof plus a make whole premium, and accrued and unpaid interest. If we sell certain of our assets or experience specific kinds of changes of control, we must offer to repurchase the Notes.
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
     On April 29, 2010, we used a portion of the net proceeds from the sale of Notes to repay $300.0 million in principal amount of our term loan outstanding under our senior credit facility, to repay interest thereon and to pay certain fees due thereunder. Following the repayment, our annual facility fee was reduced to 0.75% per year with a potential for further reductions in future periods. In addition, we became subject to a maximum first lien leverage ratio covenant.
     A summary of certain significant terms contained in our senior credit facility as amended and after the issuance of Notes and related repayment of $300.0 million in principal amount of term loans outstanding under the senior credit facility is as follows:

As Amended and After
Issuance of Notes and Related
$300 Million Repayment of the
Description	Term Loan

Annual interest rate on outstanding term loan balance (1)	LIBOR plus 3.50% or Base rate plus 2.50%

Annual interest rate on outstanding revolving loan balance (1)	LIBOR plus 3.50% or Base rate plus 2.50%

Annual facility fee rate	0.75% with a potential for reductions in future periods.

Annual commitment fee on undrawn revolving loan balance	0.50%

Revolving loan commitment	$40 million

Maximum first lien leverage ratio at:
December 31, 2010 through June 29, 2011	7.00 to 1.00
June 30, 2011 through December 30, 2011	6.75 to 1.00
December 31, 2011 and thereafter	6.50 to 1.00

Minimum fixed charge coverage ratio at:
December 31, 2010 through June 30, 2011	0.90 to 1.00
July 1, 2011 and thereafter	1.00 to 1.00

Maximum cash balance that can be deducted from total debt to calculate net debt in the first lien leverage ratio test	$15.0 million

(1)	As of December 31, 2010, the London Interbank Offered Rate (“LIBOR”) and the Base rate, which is generally equal to the lender’s prime rate, applicable to our outstanding principal balance was 0.27% and 3.25%, respectively.
     Beginning April 30, 2010, all interest and fees accrued under the senior credit facility became payable in cash upon their respective due dates, with no portion of such accrued interest and fees being subject to deferral.
     In order to obtain the foregoing amendment of our senior credit facility, we incurred loan issuance costs of approximately $4.5 million, including legal and professional fees. We recorded a loss from early extinguishment of debt of $0.3 million during 2010. As of December 31, 2010 and 2009, we had a deferred loan cost balance, net of accumulated amortization, of $4.8 million and $1.6 million, respectively, related to our senior credit facility.

     In order to issue our Notes, we incurred issuance costs of approximately $8.6 million, including legal and professional fees. As of December 31, 2010, we had a deferred loan cost balance, net of accumulated amortization, of $7.5 million related to our Notes.
     For further information concerning our senior credit facility, see Note 3. “Long-term Debt and Accrued Facility Fee” to our audited financial statements included elsewhere herein. For estimates of future principal and interest payments under our senior credit facility, see “Tabular Disclosure of Contractual Obligations as of December 31, 2010” included elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Collateral, Covenants and Restrictions
     The collateral for our debt obligations consists of substantially all of our and our subsidiaries’ assets. In addition, our subsidiaries are joint and several guarantors of the obligations and our ownership interests in our subsidiaries are pledged to collateralize the obligations. Our debt obligations contain affirmative and restrictive covenants. These covenants include but are not limited to (i) limitations on additional indebtedness, (ii) limitations on liens, (iii) limitations on amendments to our by-laws and articles of incorporation, (iv) limitations on mergers and the sale of assets, (v) limitations on guaranties, (vi) limitations on investments and acquisitions, (vii) limitations on the payment of dividends and the redemption of our capital stock, (vii) maintenance of a specified first lien leverage ratio not to exceed certain maximum limits and a fixed charge coverage ratio not to fall below certain minimum limits, (viii) limitations on related party transactions, (ix) limitations on the purchase of real estate, and (x) limitations on entering into multiemployer retirement plans, as well as other customary covenants for debt obligations of this type. As of December 31, 2010 and 2009, we were in compliance with all restrictive covenants as required by our debt obligations.
     We are a holding company with no material independent assets or operations, other than our investments in our subsidiaries. The aggregate assets, liabilities, earnings and equity of the subsidiary guarantors as defined in our senior credit facility are substantially equivalent to our assets, liabilities, earnings and equity on a consolidated basis. The subsidiary guarantors are, directly or indirectly, our wholly owned subsidiaries and the guarantees of the subsidiary guarantors are full, unconditional and joint and several. All of our current and future direct and indirect subsidiaries are and will be guarantors under the senior credit facility. Accordingly, separate financial statements and other disclosures of each of the subsidiary guarantors are not presented because we have no material independent assets or operations, the guarantees are full and unconditional and joint and several and any of our subsidiaries other than the subsidiary guarantors are immaterial.
Series D Perpetual Preferred Stock
     On June 26, 2008 and July 15, 2008, we issued 750 shares and 250 shares, respectively, of our Series D Perpetual Preferred Stock, no par value. We used the majority of the net proceeds of these issuances to reduce our outstanding debt balance by $88.0 million during 2008.
     As of December 31, 2010 and 2009, we had 393 shares and 1,000 shares of Series D Perpetual Preferred Stock outstanding, respectively. The Series D Perpetual Preferred Stock has a liquidation value of $100,000 per share, for a total liquidation value of $39.3 million and $100.0 million as of December 31, 2010 and 2009, respectively, and a recorded value of $37.2 million and $93.4 million as of December 31, 2010 and December 31, 2009, respectively. The difference between the liquidation values and the recorded values was the unaccreted portion of the original issuance discount and issuance cost. Our accrued Series D Perpetual Preferred Stock dividend balances as of December 31, 2010 and December 31, 2009 were $14.1 million and $18.9 million, respectively.

     On April 29, 2010, we repurchased approximately $60.7 million in face amount of our Series D Perpetual Preferred Stock, and $14.9 million in accrued dividends thereon, in exchange for $50.0 million in cash, using net proceeds from the sale of Notes, and 8.5 million shares of common stock.
     Except for the payment of dividends on April 29, 2010, we have deferred the cash payment of our preferred stock dividends earned thereon since October 1, 2008. Because at least three consecutive cash dividend payments with respect to the Series D Perpetual Preferred Stock remain unfunded, the dividend rate has increased to 17.0% per annum. Our Series D Perpetual Preferred Stock dividend began accruing at 17.0% per annum on July 16, 2009 and will accrue at that rate as long as at least three consecutive cash dividend payments remain unfunded.
     While any Series D Perpetual Preferred Stock dividend payments are in arrears, we are prohibited from repurchasing, declaring and/or paying any cash dividend with respect to any equity securities having liquidation preferences equivalent to or junior in ranking to the liquidation preferences of the Series D Perpetual Preferred Stock, including our common stock and Class A common stock. We can provide no assurances as to when any future cash payments will be made on any accumulated and unpaid Series D Perpetual Preferred Stock cash dividends presently in arrears or that become in arrears in the future. The Series D Perpetual Preferred Stock has no mandatory redemption date but, pursuant to its terms, is redeemable by the Company at any time and may be redeemed at the stockholders’ option on or after June 30, 2015. We have deferred cash dividends on our Series D Perpetual Preferred Stock and correspondingly suspended cash dividends on our common stock and Class A common stock to, among other things, reallocate cash resources and support our ability to pay interest costs and fees associated with our senior credit facility and Notes.
     See Note 7. “Preferred Stock” of our audited consolidated financial statements included elsewhere herein for further information concerning the Series D Perpetual Preferred Stock.
     We have a significant amount of indebtedness and other obligations that will, or may, become due between December 31, 2014 and June 30, 2015. These obligations include outstanding amounts under our senior credit facility and the Notes, and upon any potential exercise of optional redemption rights held by the holders of our Series D Perpetual Preferred Stock, which holders may exercise at any time from and after June 30, 2015. Our inability to repay or refinance our indebtedness and other obligations as they become due, or the violation of any covenants which may impair, restrict or limit our ability to do so, could have a material adverse effect on our financial condition and results of operations.
Income Taxes
     We file a consolidated federal income tax return and such state or local tax returns as are required. Although we may earn taxable operating income in future years, as of December 31, 2010, we anticipate that through the use of our available loss carryforwards we will not pay significant amounts of federal income taxes in the next several years. However, we estimate that we will pay state income taxes in certain states over the next several years.
Net Cash Provided By Operating, Investing and Financing Activities
     Net cash provided by operating activities increased $19.2 million to $38.1 million for 2010 compared to net cash provided of $18.9 million for 2009. The increase in cash provided by operating activities was due primarily to several factors, including an increase in revenues of $75.7 million and a decrease in corporate expense of $0.6 million, partially offset by an increase in broadcast expenses of $8.8 million.

     Net cash used in investing activities increased $2.0 million to $19.5 million for 2010 compared to $17.5 million for 2009. The increase in cash used in investing activities was largely due to increased spending on capital expenditures for 2010 of $1.6 million due to increased purchases of high definition broadcast equipment for local news production and commercial playback, partially offset by decreased spending for digital equipment resulting from the completion of our transition to digital from analog broadcasting.
     Net cash used in financing activities increased $13.2 million to $29.2 million in 2010 compared to $16.0 million in 2009. This increase in cash used was due primarily to the net effects of our refinancing activities in 2010 compared to 2009. During 2010, we repaid $324.0 million of our long-term debt balance, paid $13.1 million in fees associated with our 2010 Amendment and the issuance of our Notes, paid $60.7 million for the redemption of a portion of our outstanding Series D Perpetual Preferred Stock, received $358.0 million from the issuance of our Notes and received $25.5 million from the issuance of our common stock. During 2009, we repaid $8.6 million of our long-term debt balance and paid $7.5 million in fees associated with our 2009 Amendment. During 2009, we suspended the payment of all dividends. However in 2010, we paid $14.9 million in dividends which had accrued on the shares of our Series D Perpetual Preferred Stock which we redeemed in April 2010.
Retirement Plans
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
     A discount rate is selected annually to measure the present value of the benefit obligations. In determining the selection of a discount rate, we estimated the timing and amounts of expected future benefit payments and applied a yield curve developed to reflect yields available on high-quality bonds. The yield curve is based on an externally published index specifically designed to meet the criteria of generally accepted accounting principles in the United States of America (“U.S. GAAP”). The discount rate selected for determining benefit obligations as of December 31, 2010 was 5.85% which reflects the results of this yield curve analysis. The discount rate used for determining benefit obligations as of December 31, 2009 was 6.27%. Our assumptions regarding expected return on plan assets reflects asset allocations, investment strategy and the views of investment managers, as well as historical experience. We use an assumed return of 7.00% for our assets invested in our active pension plan. In 2010 and 2009, actual asset returns for this plan increased in value 11.00% and 14.85%, respectively. Other significant assumptions include inflation, salary growth, retirement rates and mortality rates. Our inflation assumption is based on an evaluation of external market indicators. The salary growth assumptions reflect our long-term actual experience, the near-term outlook and assumed inflation. Compensation increases over the latest five-year period have been in line with assumptions. Retirement and mortality rates are based on actual plan experience.
     During 2010 and 2009, we contributed $4.4 million and $3.5 million, respectively, to all three of our pension plans and we anticipate making an aggregate contribution of $3.0 million to such plans in 2011. The use of significantly different assumptions, or if actual experienced results differ significantly from those assumed, could result in our funding obligations being materially different.

     See Note 10. “Retirement Plans” of our audited consolidated financial statements included elsewhere herein for further information concerning the retirement plans.
Capital Expenditures
     Capital expenditures for 2010 and 2009 were $19.4 million and $17.8 million, respectively. 2009 included, in part, capital expenditures relating to the conversion of analog broadcasts to digital broadcasts upon the final cessation of analog transmissions. 2010 included increased purchases of high definition broadcast equipment for local news production and commercial playback. We expect that our capital expenditures will range from approximately $15.0 million to $20.0 million in the year ending December 31, 2011. We expect to fund future capital expenditures with cash from operations and borrowings under our senior credit facility.
Off-Balance Sheet Arrangements
Operating Commitments
     We have various operating lease commitments for equipment, land and office space. We also have commitments for various syndicated television programs.
     We have two types of syndicated television program contracts: first run programs and off network reruns. The first run programs are programs such as Jeopardy and the off network programs are programs such as Two And A Half Men. A difference between the two types of syndicated television programming is that the first run programs have not been produced at the time the contract is signed and the off network programs have been produced. For all syndicated television contracts we record an asset and corresponding liability for payments to be made for the entire “off network” contract period and for only the current year of the “first run” contract period. Only the payments in the current year of the “first run” contracts are recorded on the current balance sheet, because the programs for the later years of the contract period have not been produced and delivered.
Sports Marketing Agreement
     On October 12, 2004, the University of Kentucky (“UK”) awarded a sports marketing agreement jointly to us and IMG Worldwide, Inc. (“IMG”) (the “UK Agreement”). The UK Agreement commenced on April 16, 2005 and has an initial term of seven years with the option to extend for three additional years.
     On July 1, 2006, the terms of the agreement between IMG and us were amended. As amended, the UK Agreement provides that we will share in profits in excess of certain amounts specified by the agreement, if any, but not losses. The agreement also provides that we will separately retain all local broadcast advertising revenue and pay all local broadcast expenses for activities under the agreement. Under the amended agreement, IMG agreed to make all license fee payments to UK. However, if IMG is unable to pay the license fee to UK, we will then be required to pay the unpaid portion of the license fee to UK. As of December 31, 2010, the aggregate license fee to be paid by IMG to UK over the remaining portion of the full ten-year term (including the optional three year extension) of the agreement is approximately $37.7 million. If we make advances on behalf of IMG, IMG is required to reimburse us for the amount paid within 60 days after the close of each contract year, which ends on June 30th. IMG has also agreed to pay interest on any advance at a rate equal to the prime rate. During the years ended December 31, 2010 and 2009, we did not advance any amounts to UK on behalf of IMG under this agreement. As of December 31, 2010, we do not consider the risk of non-performance by IMG to be high.

Tabular Disclosure of Contractual Obligations as of December 31, 2010
     The following table aggregates our material expected contractual obligations and commitments as of December 31, 2010 (in thousands):

	Payment due by period
		Less than			More than
		1 Year	1-3 Years	3-5 Years	5 Years
Contractual Obligations	Total	2011	2012-2013	2014-2015	after 2015
Contractual obligations recorded in our balance sheet as of December 31, 2010:
Long-term debt obligations (1)	$832,791	$4,823	$9,646	$818,322	$-
Dividends currently accrued (2)	14,118	-	-	-	14,118
Programming obligations currently accrued (3)	16,180	14,822	1,290	68	-
Acquisition-related liabilities(4)	1,121	899	222	-	-

Off-balance sheet arrangements as of December 31, 2010:
Cash interest on long-term debt obligations (5)	244,837	59,267	117,883	67,687	-
Operating lease obligations (6)	7,617	1,341	1,833	1,100	3,343
Dividends not currently accrued (7)	33,410	6,682	13,364	13,364	unknown
Purchase obligations not currently accrued (8)	910	910	-	-	-
Programming obligations not currently accrued (9)	33,133	3,420	18,560	11,153	-
Obligation to UK (10)	37,663	7,888	16,475	13,300	-

Total	$1,221,780	$100,052	$179,273	$924,994	$17,461

(1)	“Long-term debt obligations” represent current and all future payment principal obligations under our senior credit facility and our Notes. These amounts are recorded as liabilities as of the current balance sheet date net of the unamortized original issue discount on the Notes in the amount of $6.1 million. As of December 31, 2010, the interest rate on the balance outstanding under the senior credit facility was 4.5%. As of December 31, 2010, the coupon interest rate and the yield on the Notes were 10.5% and 11.0%, respectively. The yield of the Notes exceeds the coupon interest rate because the Notes were issued with “original issue discount”.

(2)	“Dividends currently accrued” represent Series D Perpetual Preferred Stock dividends accrued as of the current balance sheet date and payable in subsequent periods.

(3)	“Programming obligations currently accrued” represent obligations for syndicated television programming whose license period has begun and the product is available. These amounts are recorded as liabilities as of the current balance sheet date.

(4)	“Acquisition related liabilities” represent certain obligations associated with acquisitions of television stations that were completed in prior years. These amounts are recorded as liabilities as of the current balance sheet date.

(5)	“Cash interest on long-term debt obligations” includes estimated interest expense on long-term debt obligations based upon debt balances as of December 31, 2010 and required future principal reductions under those obligations. As of December 31, 2010, the interest rate on the balance outstanding under the senior credit facility was 4.5%. As of December 31, 2010, the coupon interest rate and the yield on the Notes were 10.5% and 11.0%, respectively. The yield of the Notes exceeds the coupon interest rate because the Notes were originally issued with “original issue discount.” We used interest rates of 4.5% and 10.5% for our senior credit facility and our Notes, respectively, to estimate cash interest on long-term debt obligations. Our senior credit facility and our Notes will mature on December 31, 2014 and June 29, 2015, respectively. This estimate of cash interest on long-term debt obligations assumes that the principal obligations underlying these interest estimates will not be replaced by other long-term obligations upon their maturity.

(6)	“Operating lease obligations” represent payment obligations under non-cancelable lease agreements classified as operating leases. These amounts are not recorded as liabilities as of the current balance sheet date.

(7)	“Dividends not currently accrued” represent Series D Perpetual Preferred Stock dividends for future periods and assumes that all Series D Perpetual Preferred Stock outstanding as of December 31, 2010 remains outstanding in future periods with a dividend rate of 17%. For the column headed “More than 5 years, after 2015,” we cannot estimate a dividend amount due to the perpetual nature of our Series D Perpetual Preferred Stock and its holders’ having the right to request that we repurchase such Series D Perpetual Preferred Stock on or after June 30, 2015.

(8)	“Purchase obligations not currently accrued” generally represent payment obligations for equipment. It is our policy to accrue for these obligations when the equipment is received and the vendor has completed the work required by the purchase agreement. These amounts are not recorded as liabilities as of the current balance sheet date because we had not yet received the equipment.

(9)	“Programming obligations not currently accrued” represent obligations for syndicated television programming whose license period has not yet begun or the product is not yet available. These amounts are not recorded as liabilities as of the current balance sheet date.

(10)	“Obligation to UK” represents total obligations, excluding any potential revenues, under the UK Agreement. These amounts are not recorded as liabilities as of the current balance sheet date. See “Off-Balance Sheet Arrangements” immediately preceding this table for additional information concerning this obligation.
        Estimates of the amount, timing and future funding obligations under our pension plans include assumptions concerning, among other things, actual and projected market performance of plan assets, investment yields, statutory requirements and demographic data for pension plan participants. Pension plan funding estimates are therefore not included in the table above because the timing and amounts of funding obligations for all future periods cannot be reasonably determined. We expect to contribute approximately $3.0 million in total to our active pension plan and the acquired pension plans during 2011.

Inflation
     The impact of inflation on operations has not been significant to date. However, there can be no assurance that a high rate of inflation in the future would not have an adverse effect on operating results, particularly since our amounts outstanding under our senior credit facility are variable-rate debt.
Other
     We are a holding company with no material independent assets or operations, other than our investment in our subsidiaries. We are dependent upon payment of dividends, distributions, loans or advances to us by our Subsidiary Guarantors to fund our obligations. In addition, the aggregate assets, liabilities, earnings and equity of the Subsidiary Guarantors are substantially equivalent to our assets, liabilities, earnings and equity on a consolidated basis. The Subsidiary Guarantors (as defined in our senior credit facility) are, directly or indirectly, our wholly owned subsidiaries and the guarantees of the Subsidiary Guarantors are full, unconditional and joint and several. All of our current and future direct and indirect subsidiaries are Subsidiary Guarantors. Accordingly, separate financial statements and other disclosures of each of the Subsidiary Guarantors are not presented because we have no material independent assets or operations, the guarantees are full and unconditional and joint and several.
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
     As of December 31, 2010, the recorded value of our broadcast licenses and goodwill was approximately $819.0 million and $170.5 million, respectively. As of December 31, 2009, the recorded value of our broadcast licenses and goodwill was approximately $819.0 million and $170.5 million, respectively.
     As of December 31, 2008, we recorded a non-cash impairment expense of $338.7 million resulting from a write-down of $98.6 million in the recorded value of our goodwill at seven of our stations and a write-down of $240.1 million in the recorded value of our broadcast licenses at 23 of our stations. We did not record an impairment expense related to our broadcast licenses or goodwill during 2010 or 2009. Neither of these asset types are amortized; however, they are both subject to impairment testing.
     Prior to January 1, 2002, acquired broadcast licenses were valued at the date of acquisition using a residual method. The recorded value of these broadcast licenses as of December 31, 2010 and 2009 was approximately $341.0 million. The impairment charge recorded as of December 31, 2008 for these broadcast licenses approximated $129.6 million. After December 31, 2001, acquired broadcast licenses were valued at the date of acquisition using an income method that assumes an initial hypothetical start-up operation. This change in methodology was due to a change in accounting requirements. The book value of these broadcast licenses as of December 31, 2010 and 2009 was approximately $478.0 million. The impairment expense recorded as of December 31, 2008 for these broadcast licenses approximated $110.5 million. Regardless of whether we initially recorded the value of our broadcast licenses using the residual or the income method, for purposes of testing for potential impairment we use the income method to estimate the fair value of our broadcast licenses.
     We test for impairment of broadcast licenses and goodwill on an annual basis on the last day of each fiscal year. However, we will test for impairment during any reporting period if certain triggering events occur. The two most recent impairment testing dates were December 31, 2010 and 2009. A summary of the significant assumptions used in our impairment analyses of broadcast licenses and goodwill as of December 31, 2010 and 2009 is presented below. Following the summary of assumptions is a sensitivity analysis of those assumptions as of December 31, 2010. Our reporting units, allocations of our broadcast licenses and goodwill and our methodologies were consistent as of both testing dates.

Summary

As of December 31,
	2010	2009
(dollars in millions)
Pre-tax impairment charge:
Broadcast licenses	$-	$-
Goodwill	$-	$-

Significant assumptions:
Forecast period	10 years	10 years
Increase or (decrease) in market advertising revenue for projection year 1 compared to latest historical period (1)	(5.5)% to (0.9)%	(4.4)% to 8.9%
Positive or (negative) advertising revenue compound growth rate for forecast period	(0.1)% to 3.7%	(0.3)% to 3.7%
Operating cash flow margin:
Broadcast licenses	8.3% to 50.0%	8.3% to 50.0%
Goodwill	(4.8)% to 52.9%	11.1% to 50.0%
Discount rate:
Broadcast licenses	9.00%	9.50%
Goodwill	10.50%	10.50%

(1)	Depending on whether the first year of the respective projection period is an even- or odd-numbered year, assumptions relating to market advertising growth rates will vary significantly reflecting the significant cyclical impact of political advertising revenue in even-numbered years. The fiscal 2010 analysis generally anticipated a decrease in revenues for fiscal 2011.
     When estimating the fair value of our broadcast licenses and goodwill, we make assumptions regarding revenue growth rates, operating cash flow margins and discount rates. These assumptions require substantial judgment, and actual rates and margins may differ materially. Although we did not record an impairment charge for the year ended December 31, 2010, we may have recorded such an adjustment if we had changed certain assumptions. The following table contains a sensitivity analysis of these assumptions and a hypothetical impairment charge that would have resulted if our advertising revenue growth rate and our operating cash flow margin had been revised lower or if our discount rate had been revised higher. We also provide a hypothetical impairment charge assuming a 5% and 10% decrease in the fair value of our broadcast licenses and enterprise values.

	Hypothetical
	Impairment Charge
	As of December 31, 2010
	Broadcast
	Licenses	Goodwill
	(in millions)
Hypothetical change:
A 100 basis point decrease in advertising revenue growth rate throughout the forecast period	$3.3	$-
A 100 basis point decrease in operating cash flow margin throughout the forecast period	$-	$-
A 100 basis point increase in the applicable discount rate	$4.0	$-
A 5% reduction in the fair value of broadcast licenses and enterprise values	$-	$-
A 10% reduction in the fair value of broadcast licenses and enterprise values	$1.2	$-
     These hypothetical non-cash impairment charges would not have any direct impact on our liquidity, debt covenant compliance or future results of operations. Our historical operating results may not be indicative of our future operating results. Our future ten-year discounted cash flow analysis, which fundamentally supports our estimated fair values as of December 31, 2010, reflected certain assumptions relating to the expected impact of the current general economic environment.
     In addition, the improvements in economic factors affecting the credit markets justified a decrease in our assumed discount rate to 9.0% for valuing broadcast licenses in 2010 as compared to the 9.5% discount rate used to value broadcast licenses in 2009. There was no change in the discount rate used in valuing goodwill. The discount rates used in our impairment analysis were based upon the after-tax rate determined using a weighted-average cost of capital calculation for media companies. In calculating the discount rates, we considered estimates of the long-term mean market return, industry beta, corporate borrowing rate, average industry debt to capital ratio, average industry equity capital ratio, risk free rate and the tax rate. We believe using a discount rate based on a weighted-average cost of capital calculation for media companies is appropriate because it would be reflective of rates active participants in the media industry would utilize in valuing broadcast licenses and/or broadcast enterprises.
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

     The methodology we used to value these stations was based on our evaluation of the broadcast licenses acquired and the characteristics of the markets in which they operated. Given our assumptions and the specific attributes of the stations we acquired from 2002 through December 31, 2010, we ascribed no incremental value to the incumbent network affiliation relationship in each market beyond the cost of negotiating a new agreement with another network and the value of any terms of the affiliation agreement that were more favorable or unfavorable than those generally prevailing in the market.
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
     The following table reflects the hypothetical impact of the reassignment of value from broadcast licenses to network affiliations for all our prior acquisitions (the first acquisition being in 1994) and the resulting increase in amortization expense assuming a hypothetical 15-year amortization period as of our most recent impairment testing date of December 31, 2010 (in thousands, except per share data):

		Percentage of Total
		Value Reassigned to
		Network
	As	Affiliation Agreements
	Reported	50%	25%
Balance Sheet (As of December 31, 2010):
Broadcast licenses	$818,981	$262,598	$540,789
Other intangible assets, net (including network affiliation agreements)	837	184,868	92,853
Statement of Operations (For the year ended December 31, 2010):
Amortization of intangible assets	479	36,528	18,504
Operating income	106,960	70,911	88,935
Net income	23,163	1,173	12,168
Net income (loss) available to common stockholders	8,581	(13,409)	(2,414)
Net income (loss) available to common stockholders, per share-basic and diluted	$0.16	$(0.25)	$(0.04)
     For future acquisitions, if any, the valuation of the network affiliations may differ from the values of previous acquisitions due to the different characteristics of each station and the market in which it operates.

Market Capitalization
     When we test our broadcast licenses and goodwill for impairment, we also consider our market capitalization. During 2010, our market capitalization has increased from its 2008 lows. As of December 31, 2010, our market capitalization was less than our book value and it remains less than book value as of the date of this filing. We believe the decline in and sustained level of our stock price has been influenced, in part, by the current state of the national credit market and the relatively slow recovery from the recent national economic recession. We believe that it is appropriate to view the current state of credit markets and economic weakness as relatively temporary in relation to reporting units that have demonstrated long-lived / enduring franchise value. Accordingly, we believe that a variance between market capitalization and fair value can exist and that difference could be significant at points in time due to intervening macroeconomic influences.
Income Taxes
     We have approximately $272.2 million in federal operating loss carryforwards, which expire during the years 2021 through 2029. Additionally, we have an aggregate of approximately $312.5 million of various state operating loss carryforwards. We project to have taxable income in the carryforward periods. Therefore, we believe that it is more likely than not that the federal net operating loss carryforwards will be fully utilized.
     A valuation allowance has been provided for a portion of the state net operating loss carryforwards. We believe that we will not meet the more likely than not threshold in certain states due to the uncertainty of generating sufficient income. Therefore, the state valuation allowance at December 31, 2010 and 2009 was $4.6 million and $6.2 million, respectively. As of December 31, 2010 and 2009, a full valuation allowance of $281,000 and $264,000, respectively, has been provided for the capital loss carryforwards, as we believe that we will not meet the more likely than not threshold due to the uncertainty of generating sufficient capital gains in the carryforward period.
Recent Accounting Pronouncements
     Various authoritative accounting organizations have issued accounting pronouncements that we will be required to adopt at a future date. We have reviewed these pronouncements and concluded that their adoption will not have a material affect upon our liquidity or results of operations. See Note 1. “Description of Business and Summary of Significant Accounting Policies” of our audited consolidated financial statements included elsewhere herein for further discussion of recent accounting principles.
Cautionary Statements for Purposes of the “Safe Harbor” Provisions of the Federal Securities Laws
     This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21 E of the Securities Exchange Act of 1934. Forward-looking statements are all statements other than those of historical fact. When used in this Annual Report, the words “believes,” “expects,” “anticipates,” “estimates,” “will,” “may,” “should” and similar words and expressions are generally intended to identify forward-looking statements. Forward-looking statements may relate to, among other things, statements about our expected results of operations, general and industry-specific economic conditions, future pension plan contributions and capital expenditures. Readers of this Annual Report are cautioned that any forward-looking statements, including those regarding the intent, belief or current expectations of our management, are not guarantees of future performance, results or events and involve risks and uncertainties, and that actual results and events may differ materially from those contained in the forward-

looking statements as a result of various factors including, but not limited to, those listed in Item 1A. of this Annual Report and the other factors described from time to time in our SEC filings. The forward-looking statements included in this Annual Report are made only as of the date hereof. We undertake no obligation to update such forward-looking statements to reflect subsequent events or circumstances.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
     We are exposed to certain risks arising from business operations and economic conditions. We attempt to manage our exposure to a wide variety of business and operational risks principally through management of our core business activities. We attempt to manage economic risk, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources and duration of our debt funding and, at times, the use of interest rate swap agreements. From time to time, we enter into interest rate swap agreements to manage interest rate exposure with the following objectives:
•	managing current and forecasted interest rate risk while maintaining financial flexibility and solvency;

•	proactively managing our cost of capital to ensure that we can effectively manage operations and execute our business strategy, thereby maintaining a competitive advantage and enhancing shareholder value; and

•	complying with covenant requirements in our financing agreements.
     As of December 31, 2010, we had $467.8 million outstanding under our senior credit facility and $365.0 million, at liquidation value, in Notes outstanding. We pay interest based on a floating interest rate on balances outstanding under our senior credit facility and pay a fixed rate of interest on our Notes. As of December 31, 2010, a large portion of our outstanding debt is subject to a fixed interest rate which reduces our risk of potential increases in interest rates. As a result, we were not a party to any interest rate swap agreements as of December 31, 2010.
     Based on our floating rate debt outstanding at December 31, 2010, a 100 basis point increase in market interest rates would have increased our interest expense and decreased our income before income taxes for the year 2010 by approximately $4.7 million. Similarly, based on our floating rate debt outstanding at December 31, 2010, a 100 basis point decrease in market interest rates would have decreased our interest expense and increased our income before income taxes for the year 2010 by approximately $4.7 million.
     The recorded amount of our long-term debt, including the current portion and long-term accrued facility fee, was $826.7 million and $810.1 million, respectively, and the fair value was $822.4 million and $704.8 million, respectively as of December 31, 2010 and 2009. Fair value of our long-term debt is based on estimates provided by third party financial professionals as of the respective dates. Management believes that the estimated fair values as of December 31, 2009 were not an accurate indicator of fair value, given that (i) our debt has a relatively limited number of market participants, relatively infrequent market trading and generally small dollar volume of actual trades and (ii) management believes there continues to exist a general disruption of the financial markets. Based upon consideration of alternate valuation methodologies, including our historic and projected future cash flows, as well as historic private trading valuations of television stations and/or television companies, we believe that the estimated fair value of our long-term debt would more closely approximate the recorded book value of the debt as of December 31, 2009.

Item 8.	Financial Statements and Supplementary Data.

Management’s Report on Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the U. S. Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America.
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
     In connection with the preparation of our annual consolidated financial statements, management has undertaken an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.
     Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2010.
     The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by McGladrey & Pullen, LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Gray Television, Inc.
We have audited the accompanying consolidated balance sheets of Gray Television, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in Item 15(a). We also have audited Gray Television, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Gray Television, Inc.’s management is responsible for these financial statements, the financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements, the financial statement schedule and an opinion on the company’s internal control over financial reporting based on our audits.
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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gray Television, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole; presents fairly in all material respects the information set forth therein. Further in our opinion Gray Television, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
/s/ McGladrey & Pullen, LLP
Ft. Lauderdale, Florida
March 11, 2011

GRAY TELEVISION, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,
	2010	2009
Assets:
Current assets:
Cash	$5,431	$16,000
Accounts receivable, less allowance for doubtful accounts of $1,051 and $1,092, respectively	64,487	57,179
Current portion of program broadcast rights, net	9,815	10,220
Deferred tax asset	2,565	1,597
Prepaid and other current assets	2,393	1,788

Total current assets	84,691	86,784

Property and equipment, net	137,148	148,092
Deferred loan costs, net	12,334	1,619
Broadcast licenses	818,981	818,981
Goodwill	170,522	170,522
Other intangible assets, net	837	1,316
Investment in broadcasting company	13,599	13,599
Other	4,181	4,826

Total assets	$1,242,293	$1,245,739

See accompanying notes.

GRAY TELEVISION, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,
	2010	2009
Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$5,609	$6,047
Employee compensation and benefits	12,362	9,675
Accrued interest	7,831	13,531
Other accrued expenses	4,201	4,814
Interest rate hedge derivatives	-	6,344
Federal and state income taxes	3,802	4,206
Current portion of program broadcast obligations	14,822	15,271
Acquisition related liabilities	899	863
Deferred revenue	4,197	6,241
Current portion of long-term debt	4,823	8,080

Total current liabilities	58,546	75,072

Long-term debt, less current portion	821,881	783,729
Long-term accrued facility fee	-	18,307
Program broadcast obligations, less current portion	1,358	1,531
Deferred income taxes	157,929	142,204
Long-term deferred revenue	1,754	2,638
Long-term accrued dividends	14,118	18,917
Accrued pension costs	18,624	13,969
Other	1,495	2,366

Total liabilities	1,075,705	1,058,733

Commitments and contingencies (Note 11)

Preferred stock, no par value; cumulative; redeemable; designated 1.00 shares, issued and outstanding 0.39 shares and 1.00 shares, ($39,307 and $100,000 aggregate liquidation value, respectively)	37,181	93,386

Stockholders’ equity:
Common stock, no par value; authorized 100,000 shares, issued 56,043 shares and 47,530 shares, respectively	479,704	453,824
Class A common stock, no par value; authorized 15,000 shares, issued 7,332 shares	15,321	15,321
Accumulated deficit	(295,117)	(303,698)
Accumulated other comprehensive loss, net of income tax benefit	(7,988)	(9,314)

	191,920	156,133
Treasury stock at cost, common stock, 4,655 shares	(40,115)	(40,115)
Treasury stock at cost, Class A common stock, 1,579 shares	(22,398)	(22,398)

Total stockholders’ equity	129,407	93,620

Total liabilities and stockholders’ equity	$1,242,293	$1,245,739

See accompanying notes.

GRAY TELEVISION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per share data)

	Year Ended December 31,
	2010	2009	2008

Revenue (less agency commissions)	$346,058	$270,374	$327,176
Operating expenses before depreciation, amortization, impairment, and gain on disposal of assets, net:
Broadcast	196,353	187,583	199,572
Corporate and administrative	13,545	14,168	14,097
Depreciation	30,630	32,595	34,561
Amortization of intangible assets	479	577	792
Impairment of goodwill and broadcast licenses	-	-	338,681
Gain on disposals of assets, net	(1,909)	(7,628)	(1,632)

Operating expenses	239,098	227,295	586,071

Operating income (loss)	106,960	43,079	(258,895)
Other income (expense):
Miscellaneous income (expense), net	44	54	(53)
Interest expense	(70,045)	(69,088)	(54,079)
Loss from early extinguishment of debt	(349)	(8,352)	-

Income (loss) before income taxes	36,610	(34,307)	(313,027)
Income tax expense (benefit)	13,447	(11,260)	(111,011)

Net income (loss)	23,163	(23,047)	(202,016)
Preferred stock dividends (includes accretion of issuance costs of $4,489, $1,202 and $576, respectively)	14,582	17,119	6,593

Net income (loss) available to common stockholders	$8,581	$(40,166)	$(208,609)

Basic per share information:
Net income (loss) available to common stockholders	$0.16	$(0.83)	$(4.32)

Weighted average shares outstanding	54,322	48,510	48,302

Diluted per share information:
Net income (loss) available to common stockholders	$0.16	$(0.83)	$(4.32)

Weighted average shares outstanding	54,324	48,510	48,302

Dividends declared per share	$-	$-	$0.09
See accompanying notes.

GRAY TELEVISION, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except for number of shares)

										Accumulated
	Class A					Class A		Common		Other
	Common Stock		Common Stock		Accumulated	Treasury Stock		Treasury Stock		Comprehensive
	Shares	Amount	Shares	Amount	Deficit	Shares	Amount	Shares	Amount	Income (Loss)	Total

Balance at December 31, 2007	7,331,574	$15,321	46,173,347	$448,459	$(50,560)	(1,578,554)	$(22,398)	(3,771,550)	$(39,930)	$(13,047)	$337,845

Net loss	-	-	-	-	(202,016)	-	-	-	-	-	-
Loss on derivatives, net of income tax	-	-	-	-	-	-	-	-	-	(4,262)	-
Adjustment to pension liability, net of income tax	-	-	-	-	-	-	-	-	-	(7,149)	-
Comprehensive loss	-	-	-	-	-	-	-	-	-	-	(213,427)
Common stock cash dividends ($0.09) per share	-	-	-	-	(4,363)	-	-	-	-	-	(4,363)
Preferred stock dividends (including accretion of original issuance costs )	-	-	-	-	(6,593)	-	-	-	-	-	(6,593)
Issuance of common stock:
401(k) plan	-	-	950,601	2,380	-	-	-	-	-	-	2,380
Directors’ restricted stock plan	-	-	55,000	-	-	-	-	-	-	-	-
Repurchase of common stock	-	-	-	-	-	-	-	(883,200)	(185)	-	(185)
Share-based compensation	-	-	-	1,450	-	-	-	-	-	-	1,450

Balance at December 31, 2008	7,331,574	$15,321	47,178,948	$452,289	$(263,532)	(1,578,554)	$(22,398)	(4,654,750)	$(40,115)	$(24,458)	$117,107

See accompanying notes.

GRAY TELEVISION, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS) (Continued)
(in thousands, except for number of shares)

										Accumulated
	Class A					Class A		Common		Other
	Common Stock		Common Stock		Accumulated	Treasury Stock		Treasury Stock		Comprehensive
	Shares	Amount	Shares	Amount	Deficit	Shares	Amount	Shares	Amount	Income(Loss)	Total

Balance at December 31, 2008	7,331,574	$15,321	47,178,948	$452,289	$(263,532)	(1,578,554)	$(22,398)	(4,654,750)	$(40,115)	$(24,458)	$117,107
Net loss	-	-	-	-	(23,047)	-	-	-	-	-	-
Gain on derivatives, net of Income tax	-	-	-	-	-	-	-	-	-	11,143	-
Adjustment to pension liability, net of income tax	-	-	-	-	-	-	-	-	-	4,001	-
Comprehensive loss	-	-	-	-	-	-	-	-	-	-	(7,903)
Preferred stock dividends (including accretion of original issuance costs )	-	-	-	-	(17,119)	-	-	-	-	-	(17,119)
Issuance of common stock:
401(k) plan	-	-	350,554	147	-	-	-	-	-	-	147
Share-based compensation	-	-	-	1,388	-	-	-	-	-	-	1,388

Balance at December 31, 2009	7,331,574	$15,321	47,529,502	$453,824	$(303,698)	(1,578,554)	$(22,398)	(4,654,750)	$(40,115)	$(9,314)	$93,620

See accompanying notes.

GRAY TELEVISION, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS) (Continued)
(in thousands, except for number of shares)

										Accumulated
	Class A					Class A		Common		Other
	Common Stock		Common Stock		Accumulated	Treasury Stock		Treasury Stock		Comprehensive
	Shares	Amount	Shares	Amount	Deficit	Shares	Amount	Shares	Amount	Income (Loss)	Total

Balance at December 31, 2009	7,331,574	$15,321	47,529,502	$453,824	$(303,698)	(1,578,554)	$(22,398)	(4,654,750)	$(40,115)	$(9,314)	$93,620

Net income	-	-	-	-	23,163	-	-	-	-	-	-
Gain on derivatives, net of income tax	-	-	-	-	-	-	-	-	-	3,870	-
Adjustment to pension liability, net of income tax	-	-	-	-	-	-	-	-	-	(2,544)	-
Comprehensive loss	-	-	-	-	-	-	-	-	-	-	24,489
Preferred stock dividends (including accretion of original issuance costs )	-	-	-	-	(14,582)	-	-	-	-	-	(14,582)
Issuance of common stock:
Exchange of preferred stock	-	-	8,500,000	25,518	-	-	-	-	-	-	25,518
401(k) plan	-	-	13,815	30	-	-	-	-	-	-	30
Share-based compensation	-	-	-	332	-	-	-	-	-	-	332

Balance at December 31, 2010	7,331,574	$15,321	56,043,317	$479,704	$(295,117)	(1,578,554)	$(22,398)	(4,654,750)	$(40,115)	$(7,988)	$129,407

See accompanying notes.

GRAY TELEVISION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2010	2009	2008
Operating activities
Net income (loss)	$23,163	$(23,047)	$(202,016)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	30,630	32,595	34,561
Amortization of intangible assets	479	577	792
Amortization of deferred loan costs	2,051	329	475
Amortization of Notes’ original issue discount	902	-	-
Amortization of restricted stock and stock option awards	332	1,388	1,450
Loss from early extinguishment of debt	349	8,352	-
(Payment) accrual of long-term accrued facility fee, net	(18,307)	18,307	-
Impairment of goodwill and broadcast licenses	-	-	338,681
Amortization of program broadcast rights	15,410	15,130	16,070
Payments on program broadcast obligations	(15,473)	(15,287)	(13,968)
Common stock contributed to 401(k) Plan	30	147	2,380
Deferred revenue, network compensation	(758)	(617)	(604)
Deferred income taxes	13,910	(11,219)	(110,990)
Gain on disposals of assets, net	(1,909)	(7,628)	(1,632)
Other	319	2,574	257
Changes in operating assets and liabilities:
Accounts receivable	(7,309)	(2,483)	8,385
Other current assets	(111)	3,208	3,387
Accounts payable	(438)	(4,238)	2,162
Employee compensation, benefits and pension costs	2,687	72	(2,017)
Accrued expenses	(750)	(2,288)	870
Accrued interest	(5,700)	3,654	(6,001)
Income taxes payable	(404)	(168)	(282)
Deferred revenue other, including current portion	(977)	(455)	1,715

Net cash provided by operating activities	38,126	18,903	73,675

Investing activities
Purchases of property and equipment	(19,395)	(17,756)	(15,019)
Proceeds from asset sales	284	104	199
Equipment transactions related to spectrum reallocation, net	278	697	(766)
Payments on acquisition related liabilities	(670)	(805)	(779)
Other	(3)	229	25

Net cash used in investing activities	(19,506)	(17,531)	(16,340)

Financing activities
Proceeds from borrowings on long-term debt	358,010	-	16,000
Repayments of borrowings on long-term debt	(324,018)	(8,571)	(140,621)
Deferred and other loan costs	(13,114)	(7,450)	-
Dividends paid, net of accreted preferred stock dividend	(14,892)	-	(8,825)
Proceeds from issuance of common stock	25,518	-	-
Proceeds from issuance of preferred stock	-	-	91,607
Purchase of common stock	-	-	(185)
Repurchase of preferred stock	(60,693)	-	-

Net cash used in financing activities	(29,189)	(16,021)	(42,024)

Net (decrease) increase in cash and cash equivalents	(10,569)	(14,649)	15,311
Cash at beginning of period	16,000	30,649	15,338

Cash at end of period	$5,431	$16,000	$30,649

See accompanying notes.

GRAY TELEVISION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.    Description of Business and Summary of Significant Accounting Policies
Description of Business
     Gray Television, Inc. is a television broadcast company headquartered in Atlanta, Georgia. We own 36 television stations serving 30 television markets. Seventeen of the stations are affiliated with CBS Inc. (“CBS”), ten are affiliated with the National Broadcasting Company, Inc. (“NBC”), eight are affiliated with the American Broadcasting Company (“ABC”), and one is affiliated with FOX Entertainment Group, Inc. (“FOX”). In addition to our primary channels that we broadcast from our television stations, we currently broadcast 40 digital second channels including one affiliated with ABC, four affiliated with FOX, eight affiliated with The CW Network, LLC (“CW”), 18 affiliated with Twentieth Television, Inc. (“MyNetworkTV” or “MyNet.”), two affiliated with Universal Sports Network, one affiliated with The Country Network and six local news/weather channels in certain of our existing markets. We created our digital second channels to better utilize our excess broadcast spectrum. The digital second channels are similar to our primary broadcast channels; however, our digital second channels are affiliated with networks different from those affiliated with our primary broadcast channels. Our operations consist of one reportable segment.
Principles of Consolidation
     The consolidated financial statements include our accounts and the accounts of our subsidiaries. All significant intercompany accounts and transactions have been eliminated.
Revenue Recognition
     Broadcasting advertising revenue is generated primarily from the sale of television advertising time to local, national and political customers. Internet advertising revenue is generated from the sale of advertisements associated with our stations’ websites. Advertising revenue is billed to the customer and recognized when the advertisement is broadcast or appears on our stations’ websites. Broadcast network compensation is generated by contractual payments to us from the broadcast networks. Broadcast network compensation is recognized on a straight-line basis over the life of the contract. Retransmission consent revenue is generated by payments to us from cable and satellite distribution systems for their retransmission of our broadcasts. Retransmission consent revenue is recognized as earned over the life of the contract. Production and other revenue consists primarily of revenue earned from the production of programming and tower rent. Revenue from the production of programming is recognized as the programming is produced. Tower rent is recognized over the life of the rental agreements. Consulting revenue is generated from consulting services provided to Young Broadcasting, Inc. and includes a base and an incentive component. Revenue from the base component is fixed and is recognized on a straight line basis over the term of the agreement. Revenue from the incentive component is variable and is determined by our performance. Revenue from the incentive component of the consulting agreement is recognized when the amount earned becomes estimable and payment is probable.
     Cash received which has not yet been recognized as revenue is presented as deferred revenue. Revenue which has been earned but not yet received is recognized as revenue and presented as a receivable.

Barter Transactions
     We account for trade barter transactions involving the exchange of tangible goods or services with our customers as revenue. The revenue is recorded at the time the advertisement is broadcast and the expense is recorded at the time the goods or services are used. The revenue and expense associated with these transactions are based on the fair value of the assets or services involved in the transaction. Trade barter revenue and expense recognized by us for each of the years ended December 31, 2010, 2009 and 2008 are as follows (amounts in thousands):

	Year Ended December 31,
	2010	2009	2008
Trade barter revenue	$1,481	$1,289	$1,850
Trade barter expense	(1,354)	(1,324)	(1,892)

Net trade barter income (expense)	$127	$(35)	$(42)

     We do not account for barter revenue and related barter expense generated from network or syndicated programming as such amounts are not material. Furthermore, any such barter revenue recognized would then require the recognition of an equal amount of barter expense. The recognition of these amounts would have no effect upon net income (loss).
Advertising Expense
     We recorded advertising expense of $0.8 million, $0.8 million and $1.3 million for the years ended December 31, 2010, 2009 and 2008, respectively. We expense all advertising expenditures as they are incurred.
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
Allowance for Doubtful Accounts
     Our allowance for doubtful accounts is equal to 85% of our receivable balances that are 120 days old or older. We recorded expenses for this allowance of $0.7 million, $0.9 million and $1.8 million for the years ended December 31, 2010, 2009 and 2008, respectively. We write-off accounts receivable balances when we determine that they have become uncollectible.
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

	December 31,
	2010	2009
Property and equipment:
Land	$23,397	$23,046
Buildings and improvements	51,773	51,606
Equipment	299,915	291,682

	375,085	366,334
Accumulated depreciation	(237,937)	(218,242)

Total property and equipment, net	$137,148	$148,092

Deferred Loan Costs
     Loan acquisition costs are amortized over the life of the applicable indebtedness using a straight-line method that approximates the effective interest method.
Asset Retirement Obligations
     We own office equipment, broadcasting equipment, leasehold improvements and transmission towers, some of which are located on, or are housed in, leased property or facilities. At the conclusion of several of these leases we are legally obligated to dismantle, remove and otherwise properly dispose of and remediate the facility or property. We estimate our asset retirement obligation based upon the cash flows of the costs to be incurred and the net present value of those estimated amounts. The asset retirement obligation is recognized as a non-current liability and as a component of the cost of the related asset. Changes to our asset retirement obligation resulting from revisions to the timing or the amount of the original undiscounted cash flow estimates are recognized as an increase or decrease to the carrying amount of the asset retirement obligation and the related asset retirement cost capitalized as part of the related property, plant, or equipment. Changes in the asset retirement obligation resulting from accretion of the net present value of the estimated cash flows are recognized as operating expenses. We recognize depreciation expense of the capitalized cost over the estimated life of the lease. Our estimated obligations become due at varying times during the years 2011 through 2059. The liability recognized for our asset retirement obligations was approximately $486,000 and $465,000 as of December 31, 2010 and 2009, respectively. Related to our asset retirement obligations, we recorded an expense of $28,000 for the year ended December 31, 2010, a gain of $3,000 for the year ended December 31, 2009 and an expense of $28,000 for the year ended December 31, 2008.

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
     For the year ended December 31, 2010, approximately 17% and 9% of our broadcast revenue was obtained from advertising sales to automotive and restaurant customers, respectively. We experienced similar industry-based concentrations of revenue in the years ended December 31, 2009 and 2008. Although our revenues can be affected by changes within these industries, we believe this risk is in part mitigated due to the fact that no one customer accounted for in excess of 5% of our revenue in any of these periods. Furthermore, our large geographic operating area partially mitigates the potential effect of regional economic changes. However, during the years ended December 31, 2009, 2008, and to a lesser extent in 2010, our overall revenues were negatively impacted by the economic recession, including the recession’s effect upon the automotive industry.
Risk of Loss of Cash Deposits
     In order to avoid a risk of loss, we have deposited the majority of our cash in a noninterest-bearing transaction account at a financial institution insured by the Federal Deposit Insurance Corporation (“FDIC”). On November 9, 2010, the FDIC issued a Final Rule implementing section 343 of the Dodd-Frank Wall Street Reform and Consumer Protection Act that provides for unlimited insurance coverage of noninterest-bearing transaction accounts. Beginning December 31, 2010 and continuing through December 31, 2012, all noninterest-bearing transaction accounts are fully insured, regardless of the balance of the account, at all FDIC-insured institutions.
Earnings Per Share
     We compute basic earnings per share by dividing net income by the weighted-average number of common shares outstanding during the relevant period. The weighted-average number of common shares outstanding does not include unvested restricted shares. These shares, although classified as issued and outstanding, are considered contingently returnable until the restrictions lapse and are not to be included in the basic earnings per share calculation until the shares are vested. Diluted earnings per share is computed by giving effect to all dilutive potential common shares issuable, including restricted stock and stock options. The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	Year Ended December 31,
	2010	2009	2008
Weighted-average shares outstanding – basic	54,322	48,510	48,302
Stock options and restricted stock	2	-	-

Weighted-average shares outstanding - diluted	54,324	48,510	48,302

     For periods in which we reported losses, all common stock equivalents are excluded from the computation of diluted earnings per share, since their inclusion would be antidilutive. Securities that could potentially dilute earnings per share in the future, but which were not included in the calculation of diluted earnings (loss) per share because their inclusion would have been antidilutive for the periods presented are as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Potentially dilutive securities outstanding at end of period:
Employee stock options	1,005	1,476	1,949
Unvested restricted stock	33	66	100

Subtotal	1,038	1,542	2,049
Less dilutive securites included in weighted-average shares outstanding -diluted	(2)	-	-

Potentially dilutive securities outstanding at end of period which were excluded from weighted-average shares outstanding - diluted	1,036	1,542	2,049

Investment in Broadcasting Company
     We have an investment in Sarkes Tarzian, Inc. (“Tarzian”) whose principal business is the ownership and operation of two television stations. The investment represents 33.5% of the total outstanding common stock of Tarzian (both in terms of the number of shares of common stock outstanding and in terms of voting rights), but such investment represents 73% of the equity of Tarzian for purposes of dividends, if paid, as well as distributions in the event of any liquidation, dissolution or other sale of Tarzian. This investment is accounted for under the cost method of accounting and reflected as a non-current asset. We have no commitment to fund operations of Tarzian and we have neither representation on Tarzian’s board of directors or any other influence over Tarzian’s management. We believe the cost method is appropriate to account for this investment given the existence of a single voting majority stockholder and our lack of management influence.
Valuation of Broadcast Licenses, Goodwill and Other Intangible Assets
     From January 1, 1994 through December 31, 2010, we have acquired 33 television stations. We completed our most recent acquisition on March 3, 2006. Among the assets acquired in these transactions were broadcast licenses issued by the Federal Communications Commission, goodwill and other intangible assets.
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
     Other intangible assets that we have acquired include network affiliation agreements, advertising contracts, client lists, talent contracts and leases. Each of our stations is affiliated with a broadcast network. We believe that the value of a television station is derived primarily from the attributes of its broadcast license rather than its network affiliation agreement. As a result, we have allocated minimal values to our network affiliation agreements. We have classified our other intangible assets as definite-lived intangible assets. The amortization period of our other intangible assets is equal to the shorter of their estimated useful life or contract period. When renewing other intangible asset contracts, we incur legal fees which are expensed as incurred.
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
Market Capitalization
     When we test our broadcast licenses and goodwill for impairment, we also consider our market capitalization. During 2010, our market capitalization has increased from its 2008 lows. As of December 31, 2010, our market capitalization was less than our book value and it remains less than book value as of the date of this filing. We believe the decline in our stock price has been influenced, in part, by the current state of the national credit market and the relatively slow recovery from the recent national economic recession. We believe that it is appropriate to view the current state of credit markets and economic weakness as relatively temporary in relation to reporting units that have demonstrated long-lived / enduring franchise value. Accordingly, we believe that a variance between market capitalization and fair value can exist and that difference could be significant at points in time due to intervening macroeconomic influences.
Certain Related Party Transactions
     On December 23, 2008, Gray entered into a one-year consulting contract with Mr. J. Mack Robinson whereby he agreed to consult and advise Gray with respect to its television stations and all related matters in connection with various proposed or existing television stations. In return for his services, Mr. Robinson received compensation under this agreement of $400,000 for the year ended December 31, 2009. Prior to Mr. Robinson’s retirement on December 14, 2008, he had served as Gray’s Chief Executive Officer. At all times during which the consulting agreement was in effect, he served as a member of Gray’s Board of Directors and as Chairman emeritus.
Accumulated Other Comprehensive Loss
     Our accumulated other comprehensive loss balances as of December 31, 2010 and 2009 consist of adjustments to our derivative and pension liabilities as follows (in thousands):

	December 31,
	2010	2009
Accumulated balances of items included in accumulated other comprehensive loss:
Loss on derivatives, net of income tax	$-	$(3,870)
Pension liability adjustments, net of income tax	(7,988)	(5,444)

Accumulated other comprehensive loss	$(7,988)	$(9,314)

Recent Accounting Pronouncements
     We have reviewed all recently issued accounting pronouncements. Of those pronouncements that have been issued but not yet effective, we do not anticipate a material impact upon our financial statements upon our adoption of those pronouncements.
2.    Marketable Securities
     In prior years, we invested excess cash balances in an enhanced cash fund managed by Columbia Management Advisers, LLC, a subsidiary of Bank of America, N.A. (“Columbia Management”). We refer to this investment fund as the Columbia Fund.
     On December 6, 2007, Columbia Management changed its method of valuation from a fixed asset valuation to a fluctuating asset valuation and commenced the liquidation of the Columbia Fund. During 2009, Columbia Management completed the liquidation and distribution of our investment.
     For the years ended December 31, 2009 and 2008, we recorded a mark-to-market expense of $2,100, and $383,000, respectively, reflecting a decrease in market value of our original investment in the Columbia Fund. As of December 31, 2009, we no longer had funds invested in the Columbia Fund.
     For the years ended December 31, 2009 and 2008, we received cash distributions of $1.4 million and $4.5 million, respectively, and we earned interest income of $5,000 and $116,000, respectively, from the Columbia Fund.
     As of December 31, 2010 and 2009, all excess cash is held in a bank account and we did not have any cash equivalents.

3.  Long-term Debt and Accrued Facility Fee
     Long-term debt consists of the following (in thousands):

	December 31,
	2010	2009
Long-term debt including current portion:
Senior credit facility excluding long-term accrued facility fee	$467,791	$791,809
10 1/2% senior secured second lien notes	365,000	-

Total long-term debt at liquidation value	832,791	791,809
Less unamortized discount on 10 1/2% senior secured second lien notes	(6,087)	-

Total long-term debt at recorded value	826,704	791,809
Long-term accrued facility fee	-	18,307

Total long-term debt and accrued facility fee at recorded value	$826,704	$810,116

Borrowing availability under our senior credit facility	$40,000	$31,681

Certain covenant ratios as defined under our senior credit facility:
First lien leverage ratio-actual (1)	4.46	-
First lien leverage ratio-maximum allowed (1)	7.00	-
Fixed charge coverage ratio-actual (1)	1.27	-
Fixed charge coverage ratio-minimum allowed (1)	0.90	-

(1) Gray was not required to comply with these ratios prior to June 30, 2010.
Senior Credit Facility
     Our senior credit facility consists of a revolving loan and a term loan. Excluding accrued interest, the amount outstanding under our senior credit facility as of December 31, 2010 was comprised of a $467.8 million term loan balance. Excluding accrued interest, the amount outstanding under our senior credit facility as of December 31, 2009 was $810.1 million comprised of a term loan balance of $791.8 million and a long-term accrued facility fee of $18.3 million. Our long-term accrued facility fee was due and payable December 31, 2014 coincident with the maturity date of our term loan. However, in 2010, we repaid our long-term accrued facility fee and a portion of our term loan balances in advance of their maturity date. Under the revolving loan portion of our senior credit facility, the maximum borrowing availability, subject to covenant restrictions, was $40.0 million and $50.0 million as of December 31, 2010 and 2009, respectively. As of December 31, 2010 and 2009, we could have drawn $40.0 million and $31.7 million, respectively, of the maximum availability under the revolving loan. As of December 31, 2010 and 2009, we were in compliance with all covenants required under our debt obligations.
     In the future, if we are unable to maintain compliance with any of our covenants, we would use reasonable efforts to seek an amendment or waiver to our senior credit facility. However, in such circumstances, we could provide no assurances that any amendment or waiver would be obtained nor of its terms. In the future, if we are not in compliance and we are unable to obtain any required waivers or amendments, we would be in default under the senior credit facility and any such default could allow a majority of the lenders to demand an acceleration of the repayment of all outstanding amounts under our senior credit facility or to foreclose on the assets securing such indebtedness.

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
     Pursuant to this amendment, from March 31, 2010 and until the date we completed an offering of Replacement Debt resulting in the repayment of not less than $200.0 million of our term loan outstanding under the senior credit facility (which offering was completed on April 29, 2010), (i) we were required to pay an annual incentive fee equal to 2.0%, which fee was eliminated upon the consummation of such offering and repayment, (ii) the annual facility fee remained at 3.0%, and (iii) we remained subject to a maximum total net leverage ratio, which ratio, following such repayment, would be replaced by a first lien leverage test. In addition, from and after such repayment, we were required to comply with a minimum fixed charge coverage ratio of 0.90 to 1.0.
     On April 29, 2010, we issued $365.0 million aggregate principal amount of Notes. The Notes constituted “Replacement Debt” under the senior credit facility. The Notes were priced at 98.085% of par, resulting in gross proceeds to the Company of $358.0 million. The Notes mature on June 29, 2015. Interest began accruing on the Notes on April 29, 2010, and interest is payable semi-annually, on May 1 and November 1 of each year. The first interest payment date was November 1, 2010. We may redeem some or all of the Notes at any time after November 1, 2012 at specified redemption prices. We may also redeem up to 35% of the aggregate principal amount of the Notes using the proceeds from certain equity offerings completed before November 1, 2012. In addition, we may redeem some or all of the Notes at any time prior to November 1, 2012 at a price equal to 100% of the principal amount thereof plus a make whole premium, and accrued and unpaid interest. If we sell certain of our assets or experience specific kinds of changes of control, we must offer to repurchase the Notes.
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
     On April 29, 2010, we used a portion of the net proceeds from the sale of Notes to repay $300.0 million in principal amount of our term loan outstanding under our senior credit facility, to repay interest thereon and to pay certain fees due thereunder. Following the repayment, our annual facility fee was reduced to 0.75% per year with a potential for further reductions in future periods. In addition, we became subject to a maximum first lien leverage ratio covenant.

     A summary of certain significant terms contained in our senior credit facility as amended and after the issuance of Notes and related repayment of $300.0 million in principal amount of term loans outstanding under the senior credit facility is as follows:

As Amended and After
Issuance of Notes and Related
$300 Million Repayment of the
Description	Term Loan

Annual interest rate on outstanding term loan balance (1)	LIBOR plus 3.50% or Base rate plus 2.50%

Annual interest rate on outstanding revolving loan balance (1)	LIBOR plus 3.50% or Base rate plus 2.50%

Annual facility fee rate	0.75% with a potential for reductions in future periods.

Annual commitment fee on undrawn revolving loan balance	0.50%

Revolving loan commitment	$40 million

Maximum first lien leverage ratio at:
December 31, 2010 through June 29, 2011	7.00 to 1.00
June 30, 2011 through December 30, 2011	6.75 to 1.00
December 31, 2011 and thereafter	6.50 to 1.00

Minimum fixed charge coverage ratio at:
December 31, 2010 through June 30, 2011	0.90 to 1.00
July 1, 2011 and thereafter	1.00 to 1.00

Maximum cash balance that can be deducted from total debt to calculate net debt in the first lien leverage ratio test	$15.0 million
(1) As of December 31, 2010, the London Interbank Offered Rate (“LIBOR”) and the Base rate, which is generally equal to the lender’s prime rate, applicable to our outstanding principal balance was 0.27% and 3.25%, respectively.
     Beginning April 30, 2010, all interest and fees accrued under the senior credit facility became payable in cash upon their respective due dates, with no portion of such accrued interest and fees being subject to deferral.
     In order to obtain the foregoing amendment of our senior credit facility, we incurred loan issuance costs of approximately $4.5 million, including legal and professional fees. We recorded a loss from early extinguishment of debt of $0.3 million for year ended December 31, 2010. As of December 31, 2010 and

2009, we had a deferred loan cost balance, net of accumulated amortization, of $4.8 million and $1.6 million, respectively, related to our senior credit facility.
     In order to issue our Notes, we incurred issuance costs of approximately $8.6 million, including legal and professional fees. As of December 31, 2010, we had a deferred loan cost balance, net of accumulated amortization, of $7.5 million related to our Notes.
     The average interest rates on our total debt balance outstanding under the senior credit facility and our Notes as of December 31, 2010 and 2009 were 7.4% and 6.8%, respectively. These rates are as of the period end and not the average incurred through out the respective reporting periods.
Collateral, Covenants and Restrictions
     The collateral for our debt obligations consists of substantially all of our and our subsidiaries’ assets. In addition, our subsidiaries are joint and several guarantors of the obligations and our ownership interests in our subsidiaries are pledged to collateralize the obligations. Our debt obligations contain affirmative and restrictive covenants. These covenants include but are not limited to (i) limitations on additional indebtedness, (ii) limitations on liens, (iii) limitations on amendments to our by-laws and articles of incorporation, (iv) limitations on mergers and the sale of assets, (v) limitations on guaranties, (vi) limitations on investments and acquisitions, (vii) limitations on the payment of dividends and the redemption of our capital stock, (vii) maintenance of a specified first lien leverage ratio not to exceed certain maximum limits and a fixed charge coverage ratio not to fall below certain minimum limits, (viii) limitations on related party transactions, (ix) limitations on the purchase of real estate, and (x) limitations on entering into multiemployer retirement plans, as well as other customary covenants for debt obligations of this type. As of December 31, 2010 and 2009, we were in compliance with all restrictive covenants as required by our debt obligations.
     We are a holding company with no material independent assets or operations, other than our investments in our subsidiaries. The aggregate assets, liabilities, earnings and equity of the subsidiary guarantors as defined in our senior credit facility are substantially equivalent to our assets, liabilities, earnings and equity on a consolidated basis. The subsidiary guarantors are, directly or indirectly, our wholly owned subsidiaries and the guarantees of the subsidiary guarantors are full, unconditional and joint and several. All of our current and future direct and indirect subsidiaries are and will be guarantors under the senior credit facility. Accordingly, separate financial statements and other disclosures of each of the subsidiary guarantors are not presented because we have no material independent assets or operations, the guarantees are full and unconditional and joint and several and any of our subsidiaries other than the subsidiary guarantors are immaterial.
Amendment to Our Senior Credit Facility in 2009 (the “2009 Amendment”)
     Effective as of March 31, 2009, we amended our senior credit facility. The 2009 Amendment included (i) an increase in the maximum total net leverage ratio covenant for the year ended December 31, 2009, (ii) a general increase in the restrictiveness of our remaining covenants and (iii) increased interest rates, as described below. In connection therewith, we incurred loan issuance costs of approximately $7.4 million, including legal and professional fees. These fees were funded from our existing cash balances. The 2009 Amendment was determined to be significant and, as a result, we recorded a loss from early extinguishment of debt of $8.4 million. The 2009 Amendment increased our annual cash interest rate by 2.0% and, beginning March 31, 2009, required the payment of a 3.0% annual facility fee.

     Our senior credit facility required us to maintain our total net leverage ratio below certain maximum amounts. Our actual total net leverage ratio and our maximum total net leverage ratio allowed under our senior credit facility for recent reporting periods prior to the 2009 Amendment were as follows:

	Leverage Ratio
		Maximum Allowed
		Agreement
		After	Agreement
		the 2009	Pre-2009
	Actual	Amendment	Amendment
Leverage ratios under our senior credit facility as of:
March 31, 2009	7.48	8.00	7.25
June 30, 2009	7.98	8.25	7.25
September 30, 2009	8.22	8.50	7.25
December 31, 2009	8.42	8.75	7.00
     As of March 31, 2010, we obtained a further amendment of our senior credit facility which is described above in Amendment of Senior Credit Facility and Issuance of 10 1/2% Senior Secured Second Lien Notes due 2015. As a result of the 2010 amendment, our maximum leverage ratio allowed under our senior credit facility as of March 31, 2010 was increased to 9.00 and our actual leverage ratio was 8.43. The quarter ended March 31, 2010 was the last reporting period that we were subject to this leverage ratio covenant. Beginning with the quarter ended June 30, 2010, we are required to comply with first lien leverage ratio and fixed charge coverage ratio covenants as discussed above.
Maturities
     Aggregate minimum principal maturities on long-term debt as of December 31, 2010, were as follows (in thousands):

	Minimum Principal Maturities
	Senior Credit
Year	Facility	Notes	Total
2011	$4,823	$-	$4,823
2012	4,823	-	4,823
2013	4,823	-	4,823
2014	453,322	-	453,322
2015	-	365,000	365,000

Total	$467,791	$365,000	$832,791

Interest Payments
     For all of our interest bearing obligations, including derivative contracts, we made interest payments of approximately $65.0 million, $46.8 million and $59.6 million during 2010, 2009 and 2008, respectively. We did not capitalize any interest payments during the years ended December 31, 2010, 2009 and 2008.

4.    Derivatives
Risk Management Objective of Using Derivatives
     We are exposed to certain risks arising from business operations and economic conditions. We attempt to manage our exposure to a wide variety of business and operational risks principally through management of our core business activities. We attempt to manage economic risk, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources and duration of our debt funding and, at times, the use of interest rate swap agreements. In prior periods, we have entered into interest rate swap agreements to manage interest rate exposure with the following objectives:
•	managing current and forecasted interest rate risk while maintaining financial flexibility and solvency;

•
proactively managing our cost of capital to ensure that we can effectively manage operations and execute our business strategy, thereby maintaining a competitive advantage and enhancing stockholder value; and

•	complying with covenant requirements in our senior credit facility.
Cash Flow Hedges of Interest Rate Risk
     In using interest rate derivatives, our objectives are to add stability to interest expense and to manage our exposure to interest rate movements when we deem it necessary or appropriate. To accomplish these objectives, we have, in the past, used interest rate swap agreements as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable rate amounts from a counterparty in exchange for our making fixed-rate payments over the life of the agreements, without exchange of the underlying notional amount. Under the terms of our senior credit facility, we were required to fix the interest rate on at least 50.0% of the outstanding balance thereunder through March 19, 2010.
     During 2007, we entered into three swap agreements to convert $465.0 million of our variable rate debt under our senior credit facility to fixed rate debt. These interest rate swap agreements expired on April 3, 2010. Upon entering into the swap agreements, we designated them as hedges of variability of our variable rate interest payments attributable to changes in three-month LIBOR, the designated interest rate. Therefore, these interest rate swap agreements were considered cash flow hedges.
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
     When hedge instruments are utilized, hedge effectiveness is evaluated at the end of each quarter. We compare the notional amount, the variable interest rate and the settlement dates of the interest rate swap agreements to the hedged portion of the debt. Historically, our swap agreements have been highly effective at hedging our interest rate exposure, although no assurances can be provided that future hedges, if any, will be effective for future periods.
     Under our previous swap agreements, we received variable rate interest at the LIBOR and paid fixed interest at an annual rate of 5.48%. The variable LIBOR was reset in three-month periods for the swap agreements. At our option, the variable LIBOR was reset in one-month or three-month periods for the hedged portion of our variable rate debt.
     Beginning in April 2009 and ending in early October 2009, we chose to hedge our long-term debt against a one-month LIBOR contract that was renewed monthly rather than a three-month LIBOR contract. By doing so, we took advantage of the lower one-month LIBOR during that period. As a result, our hedge was not 100% effective during that period and the ineffective portion was recognized in earnings.
     The table below presents the fair value of our interest rate swap agreements as well as their classification on our consolidated balance sheet as of December 31, 2009. These interest rate swap agreements were our only derivative financial instruments as of December 31, 2009. We were not a party to any derivative financial instruments as of December 31, 2010. The fair values of these derivative financial instruments were estimated by obtaining quotations from the financial institutions that are counterparties to the instruments. The fair values are estimates of the net amount that we would have been required to pay on December 31, 2009 if the agreements were transferred to other parties or cancelled on such date. Amounts in the following table are in thousands.

Fair Values of Derivative Instruments

	As of December 31, 2010		As of December 31, 2009
	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value

Derivatives designated as hedging instruments:
Interest rate swap agreements	Not Applicable	$-	Current liabilities	$6,344
     The following table presents the effect of our derivative financial instruments on our consolidated statements of operations for the years ended December 31, 2010, 2009 and 2008 (in thousands).

	Cash Flow Hedging Relationships
	for the Year Ended December 31,
	2010	2009	2008
Interest rate swap agreements:
Liability at beginning of period	$(6,344)	$(24,611)	$(17,625)

Effective portion of (losses) or gains recognized in other comprehensive income (loss)	(5,936)	35,497	719

Effective portion of gains or (losses) recorded in accumulated other comprehensive income (loss) and reclassified into interest expense	12,280	(17,230)	(7,705)

Liability at end of period	$-	$(6,344)	$(24,611)

     For the year ended December 31, 2010, we recorded a gain on derivatives as other comprehensive income of $3.8 million, net of a $2.5 million income tax expense. For the year ended December 31, 2009, we recorded a gain on derivatives as other comprehensive income of $11.2 million, net of a $7.1 million income tax expense. For the year ended December 31, 2008, we recorded a loss on derivatives as other comprehensive expense of $4.3 million, net of a $2.7 million income tax benefit.
Credit-risk Related Contingent Features
     We managed our counterparty risk by entering into derivative instruments with global financial institutions that we believe presented a low risk of credit loss resulting from nonperformance. As of December 31, 2010 and 2009, we had not recorded a credit value adjustment related to our interest rate swap agreements.
5.    Fair Value Measurement
     Fair value is the price that market participants would pay or receive to sell an asset or would pay to transfer a liability in an orderly transaction. Fair value is also considered the exit price. We utilize market data or assumptions that market participants would use in pricing an asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable. We utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized into a hierarchy that gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (“Level 1”) and the lowest priority to unobservable inputs that require assumptions to measure fair value (“Level 3”). Level 2 inputs are those that are other than quoted prices included within Level 1 that are observable for the assets or liability either directly or indirectly (“Level 2”).
Recurring Fair Value Measurements
     Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The following table sets forth our financial agreements, which were accounted for at fair value, by level within the fair value hierarchy as of December 31, 2010 and 2009 (in thousands):

Recurring Fair Value Measurements

As of December 31, 2010
	Level 1	Level 2	Level 3	Total
Liabilities:
Interest rate swap agreements	$-	$-	$-	$-

As of December 31, 2009
	Level 1	Level 2	Level 3	Total
Liabilities:
Interest rate swap agreements	$-	$6,344	$-	$6,344
     Fair value of our interest rate swap agreements is based on estimates provided by the counterparties. Valuation of these items does entail a significant amount of judgment.

Non-Recurring Fair Value Measurements
     We have certain assets that are measured at fair value on a non-recurring basis and are adjusted to fair value only when the carrying values exceed their fair values. Included in the following table are the significant categories of assets measured at fair value on a non-recurring basis as of December 31, 2010 and 2009 (amounts in thousands).
Non-Recurring Fair Value Measurements

					Impairment Loss
	As of December 31, 2010				For The Year Ended
	Level 1	Level 2	Level 3	Total	December 31, 2010
Assets:
Property and equipment, net	$-	$-	$137,148	$137,148	$-
Program broadcast rights	-	-	10,721	10,721	430
Investment in broadcasting company	-	-	13,599	13,599	-
Broadcast licenses	-	-	818,981	818,981	-
Goodwill	-	-	170,522	170,522	-
Other intangible assets, net	-	-	837	837	-

Total	$-	$-	$1,151,808	$1,151,808	$430

					Impairment Loss
	As of December 31, 2009				For The Year Ended
	Level 1	Level 2	Level 3	Total	December 31, 2009
Assets:
Property and equipment, net	$-	$-	$148,092	$148,092	$-
Program broadcast rights	-	-	11,265	11,265	177
Investment in broadcasting company	-	-	13,599	13,599	-
Broadcast licenses	-	-	818,981	818,981	-
Goodwill	-	-	170,522	170,522	-
Other intangible assets, net	-	-	1,316	1,316	-

Total	$-	$-	$1,163,775	$1,163,775	$177

     Fair value of our property and equipment is estimated to be at least equal to our recorded cost net of accumulated depreciation and these values are reviewed by our engineers for impairment. Fair values of our investment in broadcasting company, program broadcast rights, broadcast licenses, goodwill and other intangible assets, net, are estimated to be at least equal to our recorded cost and are subjected to impairment testing. Our program broadcast rights impairment charges were recorded as a broadcast operating expense in the respective periods. Fair value of broadcast licenses, goodwill and other intangible assets is described in Note 1. “Description of Business and Summary of Significant Accounting Policies.”

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
     The carrying amounts of the following instruments approximate fair value, due to their short term to maturity: (i) accounts receivable, (ii) prepaid and other current assets, (iii) accounts payable, (iv) accrued employee compensation and benefits, (v) accrued interest, (vi) other accrued expenses, (vii) acquisition-related liabilities and (viii) deferred revenue.
     The carrying amount of our long-term debt, including the current portion and long-term accrued facility fee, was $826.7 million and $810.1 million, respectively, and the fair value was $822.4 million and $704.8 million, respectively as of December 31, 2010 and 2009. Fair value of our long-term debt, including the current portion and long-term accrued facility fee, is based on estimates provided by third party financial professionals as of December 31, 2010 and 2009. Management believes that the estimated fair value as of December 31, 2009 was not an accurate indicator of fair value, given that (i) our debt has a relatively limited number of market participants, relatively infrequent market trading and generally small dollar volume of actual trades and (ii) management believes that there was a general disruption of the financial markets as of December 31, 2009. Based upon consideration of alternate valuation methodologies, including our historic and projected future cash flows, as well as historic private trading valuations of television stations and/or television companies, we believe that the estimated fair value of our long-term debt more closely approximated the recorded book value of the debt as of December 31, 2009.
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
     Our Board of Directors has authorized Gray to repurchase an aggregate of up to 5,000,000 shares of its common stock and Class A common stock in the open market. When we have determined that market and liquidity conditions are favorable, we have repurchased shares. As of December 31, 2010, 279,200 shares of our common stock and Class A common stock are available for repurchase under these authorizations. There is no expiration date for these authorizations. Shares repurchased are held as treasury shares and used for general corporate purposes including, but not limited to, satisfying obligations under our employee benefit plans and long term incentive plan. Treasury stock is recorded at cost.
     During the years ended December 31, 2010 and 2009, we did not make any repurchases under these authorizations. During the year ended December 31, 2008, we repurchased 883,200 shares of our common stock at an average price of $0.20 per share for a total cost of $177,000.

     For the years ended December 31, 2010 and 2009, we did not declare or pay any common stock or Class A common stock dividends. For the year ended December 31, 2008, we declared common stock and Class A common stock dividends of $0.03 per share in each of the first three quarters and did not declare a common stock or Class A common stock dividend in the fourth quarter.
     Except for the April 2010 payment of dividends on the Series D Perpetual Preferred Stock, we have deferred cash dividends on our Series D Perpetual Preferred Stock and correspondingly suspended cash dividends on our common stock and Class A common stock since October 2008 to reallocate cash resources to support our ability to pay principal and interest costs. See Note 7 “Preferred Stock” for further discussion of our Series D Perpetual Preferred Stock dividend payments and repurchase.
     In connection with our various employee benefit plans, we may, at our discretion, issue authorized and unissued shares of our Class A common stock and common stock or previously issued shares of our Class A common stock or common stock reacquired by Gray, including stock purchased in the open market, held in the treasury. As of December 31, 2010, we had reserved 8,399,034 shares and 1,000,000 shares of our common stock and Class A common stock, respectively, for future issuance under various employee benefit plans. As of December 31, 2009, we had reserved 8,868,940 shares and 1,000,000 shares of our common stock and Class A common stock, respectively, for future issuance under various employee benefit plans.
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
     As of December 31, 2010 and 2009, we had 393 shares and 1,000 shares of Series D Perpetual Preferred Stock outstanding, respectively. The Series D Perpetual Preferred Stock has a liquidation value of $100,000 per share, for a total liquidation value of $39.3 million and $100.0 million as of December 31, 2010 and 2009 and a recorded value of $37.2 million and $93.4 million as of December 31, 2010 and December 31, 2009, respectively. The difference between the liquidation values and the recorded values was the unaccreted portion of the original issuance discount and issuance cost. Our accrued Series D Perpetual Preferred Stock dividend balances as of December 31, 2010 and December 31, 2009 were $14.1 million and $18.9 million, respectively.
     On April 29, 2010, we repurchased approximately $60.7 million in face amount of our Series D Perpetual Preferred Stock, and $14.9 million in accrued dividends thereon, in exchange for $50.0 million in cash, using net proceeds from the sale of Notes, and 8.5 million shares of common stock.
     Except for the payment of dividends on April 29, 2010, we have deferred the cash payment of our preferred stock dividends earned thereon since October 1, 2008. Because at least three consecutive cash dividend payments with respect to the Series D Perpetual Preferred Stock remain unfunded, the dividend rate has increased to 17.0% per annum. Our Series D Perpetual Preferred Stock dividend began accruing at 17.0% per annum on July 16, 2009 and will accrue at that rate as long as at least three consecutive cash dividend payments remain unfunded.
     While any Series D Perpetual Preferred Stock dividend payments are in arrears, we are prohibited from repurchasing, declaring and/or paying any cash dividend with respect to any equity securities having liquidation preferences equivalent to or junior in ranking to the liquidation preferences of the Series D Perpetual Preferred Stock, including our common stock and Class A common stock. We can provide no assurances as to when any future cash payments will be made on any accumulated and unpaid Series D Perpetual Preferred Stock cash dividends presently in arrears or that become in arrears in the future. Except for the April 2010 payment of dividends on the Series D Perpetual Preferred Stock, we have deferred cash dividends on our Series D Perpetual Preferred Stock and correspondingly suspended cash dividends on our common stock and Class A common stock since October 2008 to reallocate cash resources to support our ability to pay principal and interest costs.
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
8.    Stock-Based Compensation
Long Tem Incentive Plan
     The 2007 Long Term Incentive Plan (the “2007 Incentive Plan”) provides for the grant of incentive stock options, nonqualified stock options, restricted stock awards, stock appreciation rights, and performance awards to our officers and employees to acquire shares of our Class A common stock, common stock or to receive other awards based on our performance. We recognize the fair value of the stock options on the date of grant as compensation expense, and such expense is amortized over the vesting period of the stock option. The 2007 Incentive Plan allows us to grant share-based awards for a total of 6.0 million shares of stock, with not more than 1.0 million out of that 6.0 million to be Class A common stock and the remaining shares to be common stock. As of December 31, 2010, 4.9 million shares were available for issuance under the 2007 Incentive Plan. Shares of common stock underlying outstanding options or performance awards are counted against the 2007 Incentive Plan’s maximum shares. Under the 2007 Incentive Plan, the options granted typically vest after a two-year period and expire three years after fully vesting. However, options will vest immediately upon a “change in control” as such term is defined in the 2007 Incentive Plan. All options have been granted with purchase prices that equal the market value of the underlying stock at the close of business on the date of the grant.
Directors’ Restricted Stock Plan
     On May 14, 2003, our stockholders approved a restricted stock plan for our Board of Directors (the “Directors’ Restricted Stock Plan”). We have reserved 1.0 million shares of our common stock for issuance under this plan and as of December 31, 2010 there were 770,000 shares available for award. Under the Directors’ Restricted Stock Plan, each director can be awarded up to 10,000 shares of restricted stock each calendar year. Under this plan, we granted a total of 55,000 shares of restricted common stock to our directors during the year ended December 31, 2008. We did not grant any shares of restricted common stock to our directors during the years ended December 31, 2010 or 2009. Of the total shares granted to the directors since the inception of the Directors’ Restricted Stock Plan, 33,000 shares were not vested as of December 31, 2010.
Stock-Based Compensation — Valuation Assumptions for Stock Options
     Included in corporate and administrative expenses in the years ended December 31, 2010, 2009 and 2008 were $0.3 million, $1.4 million and $1.5 million, respectively, of non-cash expense for stock-based compensation which included amortization of restricted stock and stock option expense.
     We did not grant any stock options during the years ended December 31, 2010 or 2009. The assumptions used to value stock options granted during the year ended December 31, 2008 are as follows:

Expected term (in years)	2.63
Volatility	36.71%
Risk-free interest rate	2.77%
Dividend yield	1.65%
Expected forfeitures	2.57%
     Expected volatilities are based on historical volatilities of our common stock and Class A common stock. The expected term represents the weighted average period of time that options granted are expected to be outstanding giving consideration to the vesting schedules and our historical exercise patterns. The risk free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding to the expected life of the option. Expected forfeitures were estimated based on historical forfeiture rates.
Stock Option and Restricted Share Activity
     As of January 1, 2008, we had options outstanding for 21,000 shares of our Class A common stock with an exercise price of $15.39 per share. These options expired unexercised during the year ended December 31, 2008. For the years ended December 31, 2010, 2009 and 2008 we did not issue any options for our Class A common stock.

     A summary of our stock option activity for common stock for the years ended December 31, 2010, 2009 and 2008 is as follows (in thousands, except weighted average data):

	Year Ended December 31,
	2010		2009		2008
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price
Stock options outstanding - beginning of period	1,476	$8.28	1,949	$8.31	842	$9.96
Options granted	-	-	-	-	1,333	7.49
Options exercised	-	-	-	-	-	-
Options forfeited	(75)	10.37	(460)	8.31	(66)	8.17
Options expired	(396)	9.84	(13)	12.37	(160)	10.25
Stock options outstanding - end of period	1,005	$7.51	1,476	$8.28	1,949	$8.31
Exercisable at end of period	1,005	$7.51	498	$9.93	614	$10.01
     The weighted average fair value of options granted during the years ended December 31, 2008 was $1.76 per share.
     As of December 31, 2010, all outstanding common stock options are fully vested. Information concerning common stock options outstanding has been segregated into five groups as follows:

As of December 31, 2010
Number of	Exercise	Remaining
Options	Price	Contractual
Outstanding	Per Share	Life
(in thousands)		(in years)
35	$8.61	1.2
5	9.46	1.8
925	7.64	2.1
30	3.61	2.4
10	$2.10	2.6
1,005
The aggregate intrinsic value of our stock options was $0 based on the closing market price of our common stock at December 31, 2010.

     The following table summarizes the activity for our non-vested restricted shares during the year ended December 31, 2010 under our Directors’ Restricted Stock Plan:

		Weighted
	Number of	Average
	Shares	Fair Value
	(in thousands)
Restricted Stock:
Non-vested common restricted shares, December 31, 2009	66	$6.36
Vested	(33)	6.97
Non-vested common restricted shares, December 31, 2010	33	$5.74
     As of December 31, 2010, there was $193,058 of total unrecognized compensation cost related to all non-vested share based compensation arrangements. The cost is expected to be recognized over a weighted average period of 0.8 years.
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

     Federal and state income tax expense (benefit) is summarized as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Current:
Federal	$(504)	$-	$-
State and local	554	344	354
State and local - reserve for uncertain tax positions	(513)	(385)	525

Current income tax expense (benefit)	(463)	(41)	879
Deferred:
Federal	13,869	(11,640)	(99,510)
State and local	41	421	(12,380)

Deferred income tax expense (benefit)	13,910	(11,219)	(111,890)

Total income tax expense (benefit)	$13,447	$(11,260)	$(111,011)

     Significant components of our deferred tax liabilities and assets are as follows (in thousands):

	December 31,
	2010	2009
Deferred tax liabilities:
Net book value of property and equipment	$13,366	$16,800
Broadcast licenses, goodwill and other intangibles	258,715	245,520
Loan acquisition costs	393	-
Liability for accrued bonus 481(a) adjustment	203	-
Restricted stock	7	12

Total deferred tax liabilities	272,684	262,332

Deferred tax assets:
Liability under supplemental retirement plan	10	14
Liability for accrued vacation	811	763
Liability for accrued bonus	1,166	-
Allowance for doubtful accounts	410	426
Liability under severance and purchase liabilities	-	18
Liability under health and welfare plan	526	675
Capital loss carryforwards	281	264
Liability for pension plan	7,254	5,434
Federal operating loss carryforwards	95,276	99,853
State and local operating loss carryforwards	13,285	13,931
Alternative minimum tax carryforwards	386	890
Unearned income	992	1,150
Network compensation	914	1,162
Interest rate swap agreements	-	2,474
Stock options	589	693
Other	291	440

Total deferred tax assets	122,191	128,187
Valuation allowance for deferred tax assets	(4,871)	(6,462)

Net deferred tax assets	117,320	121,725

Deferred tax liabilities, net of deferred tax assets	$155,364	$140,607

     We have approximately $272.2 million in federal operating loss carryforwards, which expire during the years 2021 through 2029. Additionally, we have an aggregate of approximately $312.5 million of various state operating loss carryforwards. We project to have taxable income in the carryforward periods. Therefore, we believe that it is more likely than not that the federal net operating loss carryforwards will be fully utilized.
     A valuation allowance has been provided for a portion of the state net operating loss carryforwards. We believe that we will not meet the more likely than not threshold in certain states due to the uncertainty of generating sufficient income. Therefore, the state valuation allowance at December 31, 2010 and 2009 was $4.6 million and $6.2 million, respectively. As of December 31, 2010 and 2009, a full valuation allowance of $281,000 and $264,000, respectively, has been provided for the capital loss carryforwards, as we believe that we will not meet the more likely than not threshold due to the uncertainty of generating sufficient capital gains in the carryforward period. Our total valuation allowance provided for deferred tax assets decreased $1.6 million for the year ended December 31, 2010 and increased $1.6 million for the year ended December 31, 2009.
     A reconciliation of income tax expense at the statutory federal income tax rate and income taxes as reflected in the consolidated financial statements is as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Statutory federal rate applied to income (loss) before income tax expense or benefit	$12,814	$(12,007)	$(109,560)
Current year permanent items	618	216	239
State and local taxes, net of federal tax benefit	1,993	(906)	(11,584)
Change in valuation allowance	(1,591)	1,553	(306)
Reserve for uncertain tax positions	(513)	(385)	525
Goodwill impairment	-	-	9,301
Other items, net	126	269	374

Income tax expense (benefit) as recorded	$13,447	$(11,260)	$(111,011)

Effective income tax rate	36.7%	32.8%	35.5%
     As of each year end, we are required to adjust our pension liability to an amount equal to the funded status of our pension plans with a corresponding adjustment to other comprehensive income on a net of tax basis. During 2010, we increased our recorded non-current pension liability by $4.2 million and recognized other comprehensive loss of $2.6 million, net of a $1.6 million tax benefit. During 2009, we decreased our recorded non-current pension liability by $6.6 million and recognized other comprehensive income of $4.0 million, net of a $2.6 million tax expense. During 2008, we increased our recorded non-current pension liability by $11.7 million and recognized other comprehensive loss of $7.2 million, net of a $4.6 million tax benefit.
     During 2010, our interest rate swap agreements expired, reducing our long-term liability from $6.3 million to zero. The resulting gain on derivatives of $3.8 million was recorded as other comprehensive income, net of a $2.5 million income tax expense. During 2009, we recognized a long term asset for the positive change in market value of our interest rate swap agreements of $18.3 million, and recorded a gain on derivatives as other comprehensive income of $11.2 million, net of a $7.1 million income tax expense. During 2008, we recognized a long-term liability for the negative market value of our interest rate swap agreements of $7.0 million, and recorded a loss on derivatives as other comprehensive expense of $4.3 million, net of a $2.7 million income tax benefit.
     We received income tax refunds (net of payments) of $88,000 in 2010 which included a $504,000 federal refund for carrying back our alternative minimum tax net operating loss to 2004 and 2005. We made income tax payments (net of refunds) of $97,000 in 2009. We made income tax payments (net of refunds) of $225,000 in 2008. At December 31, 2010 and 2009, we had current income taxes payable of approximately $3.8 million and $4.2 million, respectively.
     On January 1, 2007, we adopted accounting provisions which require us to prescribe a recognition threshold and measurement attribution for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities.
     As a result of the implementation of these requirements in 2007, we determined that no material adjustment was required to our existing $2.9 million liability for unrecognized tax benefits, including accrued interest and penalties. As of December 31, 2010 and 2009, we had approximately $3.5 million and $4.0 million, respectively, of unrecognized tax benefits. All of these unrecognized tax benefits would impact our effective tax rate if recognized. The liability for unrecognized tax benefits is recorded net of any federal tax benefit that would result from payment.
     Also on January 1, 2007 and in conjunction with the adoption of this provision, we accrued interest and penalties related to unrecognized tax benefits in income tax expense based on our accounting policy election. As of December 31, 2010 and 2009, we had recorded a liability for potential penalties and interest of approximately $1.2 million and $1.2 million, respectively, related to uncertain tax positions.
     The following table summarizes the activity related to our unrecognized tax benefits, net of federal benefit, excluding interest and penalties for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	Year Ended December 31,
	2010	2009	2008
Balance at beginning of period	$2,828	$3,227	$2,949
Change resulting from positions taken in prior periods:
Increase	-	48	23
Decrease	-	-	(153)
Increase resulting from positions taken in current period	-	-	744
Decrease as a result of settlements with taxing authorities	-	-	(51)
Reduction in benefit from lapse in statute of limitations	(486)	(447)	(285)

Balance at end of period	$2,342	$2,828	$3,227

     While it is difficult to calculate with any certainty, we estimate a decrease of $417,000, exclusive of interest and penalties, will be recorded for uncertain tax positions over the next twelve months resulting from expiring statutes of limitations for state tax issues.
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

10.    Retirement Plans
     We sponsor and contribute to two types of retirement plans covering substantially all of our full time employees. Our defined benefit pension plans include our active plan as well as two frozen plans that we assumed when we acquired the related businesses. The Gray Television, Inc. Capital Accumulation Plan (“the Capital Accumulation Plan”) is a defined contribution plan that is intended to meet the requirements of section 401(k) of the Internal Revenue Code.
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
     The measurement dates used to determine the benefit information for our active defined benefit pension plan were December 31, 2010 and 2009, respectively. The following summarizes the active pension plan’s funded status and amounts recognized in our consolidated balance sheets at December 31, 2010 and 2009, respectively (dollars in thousands):

	December 31,
	2010	2009
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$39,517	$37,998
Service cost	3,199	3,248
Interest cost	2,658	2,189
Actuarial losses (gains)	5,483	(3,201)
Benefits paid	(802)	(717)

Projected benefit obligation at end of year	$50,055	$39,517

Change in plan assets:
Fair value of pension plan assets at beginning of year	$26,716	$20,901
Actual return on plan assets	2,939	3,102
Company contributions	4,186	3,430
Benefits paid	(802)	(717)

Fair value of pension plan assets at end of year	33,039	26,716

Funded status of pension plan	$(17,016)	$(12,801)

Amounts recognized in our balance sheets consist of:
Accrued benefit cost	$(5,317)	$(4,721)
Accumulated other comprehensive income	(11,699)	(8,080)

Net liability recognized	$(17,016)	$(12,801)

     The accumulated benefit obligation amounts for our active defined benefit pension plan were $41.3 million and $33.5 million at December 31, 2010 and 2009, respectively. The increase in the accumulated benefit obligation is due primarily to increases in salaries and decreases in the discount period until retirement for continuing employees, as well as discount rate changes. The long-term rate of return on assets assumption was chosen from a best estimate range based upon the anticipated long-term returns for asset categories in which the pension plan is invested. The long-term rate of return may be viewed as the sum of (i) 3% inflation, (ii) 1% risk-free rate of return and (iii) 3% risk premium. The estimated rate of increase in compensation levels is based on historical compensation increases for our employees.

	Year Ended December 31,
	2010	2009
Weighted-average assumptions used to determine net periodic benefit cost for our active pension plan:
Discount rate	6.27%	5.79%
Expected long-term rate of return on pension plan assets	7.00%	7.00%
Estimated rate of increase in compensation levels	5.00%	5.00%

	As of December 31,
	2010	2009
Weighted-average assumptions used to determine benefit obligations:
Discount rate	5.85%	6.27%
Estimated rate of increase in compensation levels	5.00%	5.00%
     Pension expense is computed using the projected unit credit actuarial cost method. The net periodic pension cost for our active pension plan includes the following components (in thousands):

	Year Ended December 31,
	2010	2009	2008
Components of net periodic pension cost:
Service cost	$3,199	$3,248	$2,917
Interest cost	2,658	2,189	1,925
Expected return on plan assets	(1,987)	(1,558)	(1,763)
Recognized net actuarial loss	912	1,176	98

Net periodic pension cost	$4,782	$5,055	$3,177

     For our active pension plan, the estimated future benefit payments for subsequent years are as follows (in thousands):

Years	Amount
2011	$1,156
2012	1,382
2013	1,529
2014	1,656
2015	1,832
2016-2020	13,228

     The active pension plan’s weighted-average asset allocations by asset category are as follows:

	As of December 31,
	2010	2009
Asset category:
Insurance general account	34%	37%
Cash management accounts	4%	3%
Equity accounts	56%	54%
Fixed income account	6%	6%

Total	100%	100%

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
Fair Value of Active Pension Plan Assets
     We calculate the fair value of our active pension plan’s assets based upon the observable and unobservable net asset value of its underlying investments. We utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized into a hierarchy that gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (“Level 1”) and the lowest priority to unobservable inputs that require assumptions to measure fair value (“Level 3”). Level 2 inputs are those that are other than quoted prices included within Level 1 that are observable for the assets or liability either directly or indirectly (“Level 2”).

     The following table presents the fair value of our active pension plan’s assets and classifies them by level within the fair value hierarchy as of December 31, 2010 and 2009, respectively (in thousands):
Active Pension Plan Fair Value Measurements

	As of December 31, 2010
	Level 1	Level 2	Level 3	Total
Assets:
Insurance general account	$-	$11,434	$-	$11,434
Cash management accounts	-	1,167	-	1,167
Equity accounts	-	18,489	-	18,489
Fixed income account	-	1,949	-	1,949

Total	$-	$33,039	$-	$33,039

	As of December 31, 2009
	Level 1	Level 2	Level 3	Total
Assets:
Insurance general account	$-	$9,925	$-	$9,925
Cash management accounts	-	687	-	687
Equity accounts	-	14,386	-	14,386
Fixed income account	-	1,719	-	1,719

Total	$-	$26,717	$-	$26,717

Acquired Pension Plans
     In 2002 and 1998, we acquired companies with two underfunded pension plans (the “Acquired Pension Plans”). The Acquired Pension Plans were frozen by their prior plan sponsors and no new participants can be added to the Acquired Pension Plans. As of December 31, 2010, the Acquired Pension Plans had combined plan assets of $4.2 million and the combined projected benefit obligations of $5.8 million. As of December 31, 2009, the Acquired Pension Plans had combined plan assets of $4.0 million and combined projected benefit obligations of $5.1 million. The net liability for the two Acquired Pension Plans is recorded as a liability in our financial statements as of December 31, 2010 and 2009.
Contributions
     We expect to contribute a combined total of approximately $3.0 million to the active pension plan and the Acquired Pension Plans during the year ending December 31, 2011.
Capital Accumulation Plan
     The Capital Accumulation Plan provides additional retirement benefits for substantially all employees. The Capital Accumulation Plan provides our employees with an investment option in our common stock and Class A common stock. It also allows for our matching contribution to be made in the form of our common stock. On December 9, 2008 and May 2, 2007, our Board of Directors increased the number of shares reserved for the Capital Accumulation Plan by 2,000,000 and 1,000,000 shares of our common stock, respectively. As of December 31, 2010, 1,629,034 shares remained available for the plan.

     We match employee contributions to the Capital Accumulation Plan, and such contributions may not exceed 6% of the employees’ gross pay. Our percentage match amount is declared by our Board of Directors before the beginning of each plan year and is made by a contribution of our common stock. Our percentage match was 50% during the year ended December 31, 2008. As of December 31, 2008, our Board of Directors suspended our matching contributions for the majority of our employees. For the years ended December 31, 2010 and 2009, our percentage match was 50% for certain employees included in a collective bargaining unit at one of our stations and we did not match contributions for the remainder of our employees. Our contributions vest, based upon each employee’s number of years of service, over a period not to exceed five years.
     In addition to the matching contributions, we made voluntary contributions in the year ended December 31, 2008 for active participants in the Capital Accumulation Plan. This voluntary contribution was equal to 1% of each active participant’s earnings. Our matching and voluntary contributions are as follows (in thousands):

	Year Ended December 31,
	2010		2009		2008
	Shares	Amount	Shares	Amount	Shares	Amount
Contributions to the
Capital Accumulation Plan
Matching contributions	14	$29	351	$147	867	$1,707
Voluntary contributions	-	$-	-	$-	84	$673
Employee Stock Purchase Plan
     Effective June 30, 2009, we discontinued our Gray Television, Inc. Employee Stock Purchase Plan (the “Stock Purchase Plan”). The Stock Purchase Plan was intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code and to provide eligible employees with an opportunity to purchase our common stock through payroll deductions. Originally, an aggregate of 500,000 shares of our common stock were reserved for issuance under the Stock Purchase Plan and were available for purchase, subject to adjustment in the event of a stock split, stock dividend or other similar change in our common stock or capital structure. In order to ensure that our Stock Purchase Plan had adequate shares available for issuance through June 30, 2009, we proposed and our stockholders approved at our 2009 annual stockholders meeting that an additional 600,000 shares of our common stock be reserved for issuance under our Stock Purchase Plan. As of June 30, 2009 and before discontinuance of our Stock Purchase Plan, 480,510 shares were available for issuance under this plan. The price per share at which shares of common stock were purchased under the Stock Purchase Plan during any purchase period was 85% of the fair market value of the common stock on the last day of the purchase period.

11.    Commitments and Contingencies
     We have various operating lease commitments for equipment, land and office space. We also have commitments for various syndicated television programs and commitments for the purchase of equipment.
     Future minimum payments for these commitments are as follows (in thousands):

			Syndicated
		Operating	Television
Year	Equipment	Lease	Programming	Total
2011	$910	$1,341	$3,420	$5,671
2012	-	1,016	9,708	10,724
2013	-	817	8,852	9,669
2014	-	582	7,289	7,871
2015	-	518	3,864	4,382
Thereafter	-	3,343	-	3,343

Total	$910	$7,617	$33,133	$41,660

     The amounts in the table above are estimates of commitments that are in addition to the liabilities accrued for on our consolidated balance sheet as of December 31, 2010.
Leases
     We have no material capital leases. Where leases include rent holidays, rent escalations, rent concessions and leasehold improvement incentives, the value of these incentives are amortized over the lease term including anticipated renewal periods. Leasehold improvements are depreciated over the associated lease term including anticipated renewal periods. Rent expense resulting from operating leases for the years ended December 31, 2010, 2009 and 2008 were $1.5 million, $1.6 million and $1.6 million, respectively.
Sports Marketing Agreement
     On October 12, 2004, the University of Kentucky (“UK”) awarded a sports marketing agreement jointly to us and IMG Worldwide, Inc. (“IMG”) (the “UK Agreement”). The UK Agreement commenced on April 16, 2005 and has an initial term of seven years with the option to extend for three additional years.
     On July 1, 2006, the terms of the agreement between IMG and us were amended. As amended, the UK Agreement provides that we will share in profits in excess of certain amounts specified by the agreement, if any, but not losses. The agreement also provides that we will separately retain all local broadcast advertising revenue and pay all local broadcast expenses for activities under the agreement. Under the amended agreement, IMG agreed to make all license fee payments to UK. However, if IMG is unable to pay the license fee to UK, we will then be required to pay the unpaid portion of the license fee to UK. As of December 31, 2010, the aggregate license fee to be paid by IMG to UK over the remaining portion of the full ten-year term (including the optional three year extension) of the agreement is approximately $37.7 million. If we make advances on behalf of IMG, IMG is required to reimburse us for the amount paid within 60 days after the close of each contract year, which ends on June 30th. IMG has also agreed to pay interest on any advance at a rate equal to the prime rate. During the years ended

December 31, 2010, 2009 and 2008, we did not advance any amounts to UK on behalf of IMG under this agreement. As of December 31, 2010, we did not consider the risk of non-performance by IMG to be high.
Legal Proceedings and Claims
     We are subject to legal proceedings and claims that arise in the normal course of our business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions, will not materially affect our financial position.
12.    Goodwill and Intangible Assets
     A summary of changes in our goodwill and other intangible assets, on a net basis, for the years ended December 31, 2010 and 2009 is as follows (in thousands):

	Net Balance at				Net Balance at
	December 31,				December 31,
	2009	Adjustments	Impairment	Amortization	2010
Goodwill	$170,522	$-	$-	$-	$170,522
Broadcast licenses	818,981	-	-	-	818,981
Definite lived intangible assets	1,316	-	-	(479)	837

Total intangible assets net of accumulated amortization	$990,819	$-	$-	$(479)	$990,340

	Net Balance at				Net Balance at
	December 31,				December 31,
	2008	Adjustments	Impairment	Amortization	2009
Goodwill	170,522	$-	$-	$-	$170,522
Broadcast licenses	818,981	-	-	-	818,981
Definite lived intangible assets	1,893	-	-	(577)	1,316

Total intangible assets net of accumulated amortization	$991,396	$-	$-	$(577)	$990,819

     A summary of changes in our goodwill, on a gross basis, for the years ended December 31, 2010 and 2009 is as follows (in thousands):

	As of		As of
	December 31, 2009	Impairment	December 31, 2010
Goodwill, gross	$269,118	$-	$269,118
Accumulated goodwill impairment	(98,596)	-	(98,596)

Goodwill, net	$170,522	$-	$170,522

	As of		As of
	December 31, 2008	Impairment	December 31, 2009
Goodwill, gross	$269,118	$-	$269,118
Accumulated goodwill impairment	(98,596)	-	(98,596)

Goodwill, net	$170,522	$-	$170,522

     As of December 31, 2010 and 2009, our intangible assets and related accumulated amortization consisted of the following (in thousands):

	As of December 31, 2010			As of December 31, 2009
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Intangible assets not currently subject to amortization:
Broadcast licenses	$872,680	$(53,699)	$818,981	$872,680	$(53,699)	$818,981
Goodwill	170,522	-	170,522	170,522	-	170,522

	$1,043,202	$(53,699)	$989,503	$1,043,202	$(53,699)	$989,503

Intangible assets subject to amortization:
Network affiliation agreements	$1,264	$(1,247)	$17	$1,264	$(1,183)	$81
Other definite lived intangible assets	13,484	(12,664)	820	13,484	(12,249)	1,235

	$14,748	$(13,911)	$837	$14,748	$(13,432)	$1,316

Total intangibles	$1,057,950	$(67,610)	$990,340	$1,057,950	$(67,131)	$990,819

     Amortization expense for the years ended December 31, 2010, 2009 and 2008 was $0.5 million, $0.6 million and $0.8 million, respectively. Based on the current amount of intangible assets subject to amortization, we expect that amortization expense for the succeeding five years will be as follows: 2011, $125,000; 2012, $75,000; 2013, $50,000; 2014, $38,000 and 2015, $38,000. As acquisitions and dispositions occur in the future, actual amounts may vary from these estimates.
Impairment of goodwill and broadcast license
     As of December 31, 2010 and 2009, we tested our goodwill, broadcast licenses and other intangible asset recorded values for potential impairment and concluded that the balances were reasonably stated. As a result, we did not record an impairment expense for our goodwill, broadcast licenses or other intangible assets during fiscal 2010 or 2009.
     See Note 1. “Description of Business and Summary of Significant Accounting Policies” for further discussion of our accounting policies regarding goodwill, broadcast licenses and other intangible assets.

13.    Selected Quarterly Financial Data (Unaudited)

	Fiscal Quarter
	First	Second	Third	Fourth
	(In thousands, except for per share data)
Year Ended December 31, 2010:
Operating revenues	$70,482	$75,636	$85,345	$114,595
Operating income	11,940	18,136	24,650	52,234
Loss on early extinguishment of debt	(349)	-	-	-
Net (loss) income	(4,743)	534	5,508	21,864
Net (loss) income available to common stockholders	(9,294)	(5,919)	3,719	20,075

Basic net (loss) income available to common stockholders per share	$(0.19)	$(0.11)	$0.07	$0.35

Diluted net (loss) income available to common stockholders per share	$(0.19)	$(0.11)	$0.07	$0.35

Year Ended December 31, 2009:
Operating revenues	$61,354	$65,057	$66,446	$77,517
Operating income	4,766	8,998	10,630	18,685
Loss on early extinguishment of debt	(8,352)	-	-	-
Net loss	(8,920)	(6,648)	(5,520)	(1,959)
Net loss available to common stockholders	(12,970)	(10,699)	(9,988)	(6,509)

Basic net loss available to common stockholders per share	$(0.27)	$(0.22)	$(0.21)	$(0.13)

Diluted net loss available to common stockholders per share	$(0.27)	$(0.22)	$(0.21)	$(0.13)
     Because of the method used in calculating per share data, the sum of the quarterly per share data will not necessarily equal the per share data as computed for the year.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
     None.
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
     Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives. The Company’s management, including the CEO and the CFO, does not expect that our disclosure controls and procedures can prevent all possible errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of one or more persons. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and while our disclosure controls and procedures are designed to be effective under circumstances where they should reasonably be expected to operative effectively, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in any control system, misstatements due to possible errors or fraud may occur and not be detected.
Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2010 identified in connection with this evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Report on Internal Control Over Financial Reporting
     Our report, “Management’s Report on Internal Control Over Financial Reporting” and the attestation report of our independent registered public accounting firm, included in “Report of Independent Registered Public Accounting Firm,” are set forth in Item 8 of this Annual Report on Form 10-K.
Item 9B. Other Information.
     None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
     The information set forth under the headings “Election of Directors,” “Board Committees And Membership,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in our definitive Proxy Statement for the 2011 Annual Meeting of Stockholders (to be filed within 120 days after December 31, 2010) is incorporated herein by reference. In addition, the information set forth under “Executive Officers of the Registrant” in Part I of this Report is incorporated herein by reference.
Item 11. Executive Compensation.
     The information set forth under the headings “Executive Compensation,” “Report of Management Personnel Committee” and “Compensation Committee Interlocks and Insider Participation” in our definitive Proxy Statement for the 2011 Annual Meeting of Stockholders is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     The information set forth under the heading “Beneficial Share Ownership” in our definitive Proxy Statement for the 2011 Annual Meeting of Stockholders is incorporated herein by reference.

Equity Compensation Plan Information
     The following table gives information about the common stock and Class A common stock that may be issued upon the exercise of options, warrants and rights under all existing equity compensation plans as of December 31, 2010.

Equity Compensation Plan Information
			Number of securities remaining
	Number of securities to	Weighted-average	available for future issuance
	be issued upon exercise	exercise price of	under equity compensation
	of outstanding options,	outstanding options,	plans (excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in 1st column)
	(in thousands)		(in thousands)
Common Stock:
Equity compensation plans approved by security holders (1) (2)	1,005	$7.51	7,394

Equity compensation plans not approved by security holders	-	$-	-

Total	1,005		7,394

Class A Common Stock:
Equity compensation plans approved by security holders (1)	-	$-	1,000

Equity compensation plans not approved by security holders	-	$-	-

Total	-		1,000

(1)	Under our 2007 Long-Term Incentive Plan, we are authorized to issue new awards of options to acquire up to 4,995,250 shares of either our common stock or our Class A common stock; however, of this amount, we can not grant options to acquire in excess of 1,000,000 shares of our Class A common stock. For purposes of this disclosure, we have assumed the issuance of new awards of options to acquire 3,995,250 shares of our common stock and 1,000,000 shares of our Class A common stock.

(2)	Includes 1,629,034 shares of our common stock that are issuable under our Capital Accumulation Plan, which is intended to meet the requirements of Section 401(k) of the Internal Revenue Code, and 770,000 shares of our common stock that are issuable under our Directors’ Restricted Stock Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
     The information set forth under the headings “Certain Relationships and Related Party Transactions” and “Corporate Governance” in our definitive Proxy Statement for the 2011 Annual Meeting of Stockholders is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services.
     The information set forth under the heading “Independent Registered Public Accounting Firm” in our definitive Proxy Statement for the 2011 Annual Meeting of Stockholders concerning principal accountant fees and services is incorporated herein by reference.
PART IV
Item 15. Exhibits, Financial Statement Schedules.
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
     (b) Exhibits.
3.1	Restated Articles of Incorporation of Gray Television, Inc. (incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009)

3.2	Bylaws of Gray Television, Inc. (incorporated by reference to Exhibit 3.2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009)

4.1	Exhibits 3.1 and 3.2 hereof (incorporated by reference herein) contain certain provisions defining the rights of holders of our common stock, Class A common stock and preferred stock

4.2	Indenture, dated April 29, 2010, by and among Gray Television, Inc., the guarantors signatory thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 30, 2010)

4.3	Form of 10.5% Senior Secured Second Lien Note due 2015 (incorporated by reference to Exhibit B to Exhibit 4.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 30, 2010)

10.1	Director Restricted Stock Plan (incorporated by reference to Exhibit 10.12 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2002)*

10.2	Credit Agreement, dated as of March 19, 2007, by and among Gray Television, Inc., as Borrower, the Lenders referred to therein, as Lenders, Wachovia Bank, National Association, as Administrative Agent for the Lenders, Bank of America, N. A., as Syndication Agent, Goldman Sachs Credit Partners L.P., Deutsche Bank Trust Company Americas and Bank of Scotland, each as a Documentation Agent, Wachovia Capital Markets, LLC, as Sole Lead Arranger and Wachovia Capital Markets, LLC, Banc of America Securities LLC and Goldman Sachs Credit Partners L.P. as Joint Bookrunners (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007)

10.3	First Amendment to the Credit Agreement by and among Gray Television, Inc., certain subsidiaries thereof, the Lenders party thereto pursuant to an authorization and Wachovia Bank, National Association, as administrative agent, dated as of March 31, 2009 (incorporated by reference to Exhibit 10.10 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.4	Second Amendment to Credit Agreement by and among Gray Television, Inc., certain subsidiaries thereof, the Lenders party thereto and Wells Fargo Bank, N.A., successor-by-merger to Wachovia Bank, National Association, as administrative agent, dated as of March 31, 2010 (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 12, 2010)

10.5	Collateral Agreement, dated as of March 19, 2007, by and among Gray Television, Inc. and certain of its Subsidiaries as Grantors, in favor of Wachovia Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007)

10.6	Guaranty Agreement, dated as of March 19, 2007, by and among certain Subsidiaries of Gray Television, Inc., as Guarantors, in favor of Wachovia Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007)

10.7	2007 Long Term Incentive Plan (incorporated by reference to Appendix A to our definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 3, 2007)*

10.8	Description of 2010 Annual Incentive Plan Structure*

10.9	Registration Rights Agreement, dated April 29, 2010, by and among Gray Television, Inc., the guarantors party thereto, Bank of America Securities LLC, Wells Fargo Securities, LLC and Citadel Securities LLC (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 30, 2010)

21.1	Subsidiaries of the Registrant

23.1	Consent of McGladrey & Pullen, LLP

31.1	Rule 13a-14(a) Certificate of Chief Executive Officer

31.2	Rule 13a-14(a) Certificate of Chief Financial Officer

32.1	Section 1350 Certificate of Chief Executive Officer

32.2	Section 1350 Certificate of Chief Financial Officer

* Management contract or compensatory plan or arrangement
(c)	Financial Statement Schedules – The response to this section is submitted as a part of Item 15 (a) (1) and (2).

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gray Television, Inc.
Date: March 11, 2011	By:	/s/ Hilton H. Howell, Jr.
Hilton H. Howell, Jr.,
Vice-Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 11, 2011	By:	/s/ William E. Mayher, III
William E. Mayher, III,
Chairman of the Board

Date: March 11, 2011	By:	/s/ J. Mack Robinson

J. Mack Robinson, Director

Date: March 11, 2011	By:	/s/ Richard L. Boger

Richard L. Boger, Director

Date: March 11, 2011	By:	/s/ RAY M. DEAVER

Ray M. Deaver, Director

Date: March 11, 2011	By:	/s/ T. L. ELDER

T. L. Elder, Director

Date: March 11, 2011	By:	/s/ Hilton H. Howell, Jr.

Hilton H. Howell, Jr., Vice-Chairman and Chief Executive Officer, Director

Date: March 11, 2011	By:	/s/ Zell B. Miller

Zell B. Miller, Director

Date: March 11, 2011	By:	/s/ Howell W. Newton

Howell W. Newton, Director

Date: March 11, 2011	By:	/s/ Hugh E. Norton

Hugh E. Norton, Director

Date: March 11, 2011	By:	/s/ Robert S. Prather, Jr.

Robert S. Prather, Jr., Director

Date: March 11, 2011	By:	/s/ Harriett J. Robinson

Harriett J. Robinson, Director

Date: March 11, 2011	By:	/s/ James C. Ryan

James C. Ryan,
Sr. Vice President & Chief Financial Officer

Date: March 11, 2011	By:	/s/ Jackson S. Cowart, IV

Jackson S. Cowart, IV,
Chief Accounting Officer

GRAY TELEVISION, INC.
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Col. A	Col. B	Col. C		Col. D	Col. E
		Additions
		(1)	(2)
	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other	Deductions	End of
Description	of Period	Expenses	Accounts	(a)	Period

Year Ended December 31, 2010:
Allowance for doubtful accounts	$1,092	746	$-	$(787)	$1,051
Valuation allowance for deferred tax assets	$6,462	$(922)	$-	$(669)	$4,871

Year Ended December 31, 2009:
Allowance for doubtful accounts	$1,543	$925	$-	$(1,376)	$1,092
Valuation allowance for deferred tax assets	$4,909	$1,565	$-	$(12)	$6,462

Year Ended December 31, 2008:
Allowance for doubtful accounts	$1,303	$1,790	$-	$(1,550)	$1,543
Valuation allowance for deferred tax assets	$5,215	$1,247	$-	$(1,553)	$4,909

(a)	Amounts for allowance for doubtful accounts represent write-offs of receivable balances not considered collectible. Amounts for valuation allowance for deferred tax assets in 2009 and 2008, represent the expiration of certain net operating loss carryforwards. In 2010 and 2008, the valuation allowance for deferred tax assets also included deductions for the reversal of a state tax valuation allowance due to changes in our filing structure.

EXHIBIT INDEX

Exhibit
Number	Description

10.8	Description of 2010 Annual Incentive Plan Structure

21.1	Subsidiaries of the Registrant

23.1	Consent of McGladrey & Pullen, LLP

31.1	Rule 13 a — 14 (a) Certificate of the Chief Executive Officer

31.2	Rule 13 a — 14 (a) Certificate of the Chief Financial Officer

32.1	Section 1350 Certificate of the Chief Executive Officer

32.2	Section 1350 Certificate of the Chief Financial Officer