Form 10-Q
period 2011-03-31
GRAY TELEVISION INC
filed 2011-05-09
CIK 43196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2011 or

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
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller Reporting Company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock (No Par Value)	Class A Common Stock (No Par Value)

51,394,928 shares outstanding as of May 8, 2011	5,753,020 shares outstanding as of May 8, 2011

INDEX
GRAY TELEVISION, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands)

	March 31,	December 31,
	2011	2010
Assets:
Current assets:
Cash	$9,772	$5,431
Accounts receivable, less allowance for doubtful accounts of $916 and $1,051, respectively	58,084	64,487
Current portion of program broadcast rights, net	6,340	9,815
Deferred tax asset	2,565	2,565
Prepaid and other current assets	3,996	2,393

Total current assets	80,757	84,691

Property and equipment, net	139,345	137,148
Deferred loan costs, net	11,615	12,334
Broadcast licenses	818,981	818,981
Goodwill	170,522	170,522
Other intangible assets, net	803	837
Investment in broadcasting company	13,599	13,599
Other	3,962	4,181

Total assets	$1,239,584	$1,242,293

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands)

	March 31,	December 31,
	2011	2010
Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$2,592	$5,609
Employee compensation and benefits	10,641	12,362
Accrued interest	17,378	7,831
Other accrued expenses	4,212	4,201
Federal and state income taxes	4,498	3,802
Current portion of program broadcast obligations	11,426	14,822
Acquisition related liabilities	814	899
Deferred revenue	4,686	4,197
Current portion of long-term debt	4,823	4,823

Total current liabilities	61,070	58,546

Long-term debt, less current portion	821,013	821,881
Program broadcast obligations, less current portion	1,220	1,358
Deferred income taxes	155,821	157,929
Long-term deferred revenue	1,516	1,754
Long-term accrued dividends	15,788	14,118
Accrued pension costs	19,866	18,624
Other	1,413	1,495

Total liabilities	1,077,707	1,075,705

Commitments and contingencies (Note 8)

Preferred stock, no par value; cumulative; redeemable; designated 1.00 shares, issued and outstanding 0.39 shares ($39,307 aggregate liquidation value)	37,299	37,181

Stockholders’ equity:
Common stock, no par value; authorized 100,000 shares, issued 56,048 shares and 56,043 shares, respectively	479,747	479,704
Class A common stock, no par value; authorized 15,000 shares, issued 7,332 shares	15,321	15,321
Accumulated deficit	(299,989)	(295,117)
Accumulated other comprehensive loss, net of income tax benefit	(7,988)	(7,988)

	187,091	191,920
Treasury stock at cost, common stock, 4,655 shares	(40,115)	(40,115)
Treasury stock at cost, Class A common stock, 1,579 shares	(22,398)	(22,398)

Total stockholders’ equity	124,578	129,407

Total liabilities and stockholders’ equity	$1,239,584	$1,242,293

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except for per share data)

	Three Months Ended
	March 31,
	2011	2010

Revenue (less agency commissions)	$69,742	$70,482
Operating expenses before depreciation, amortization and gain on disposal of assets, net:
Broadcast	48,179	47,567
Corporate and administrative	3,038	2,922
Depreciation	6,998	7,975
Amortization of intangible assets	34	122
Gain on disposal of assets, net	(13)	(44)

	58,236	58,542

Operating income	11,506	11,940
Other income (expense):
Miscellaneous income, net	—	39
Interest expense	(16,000)	(19,611)
Loss from early extinguishment of debt	—	(349)

Loss before income taxes	(4,494)	(7,981)
Income tax benefit	(1,411)	(3,238)

Net loss	(3,083)	(4,743)
Preferred stock dividends (includes accretion of issuance cost of $118 and $301, respectively)	1,789	4,551

Net loss available to common stockholders	$(4,872)	$(9,294)

Basic and diluted per share information:
Net loss available to common stockholders	$(0.09)	$(0.19)

Weighted average shares outstanding	57,112	48,565

Dividends declared per common share	$—	$—

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS (Unaudited)
(in thousands, except for number of shares)

										Accumulated
	Class A					Class A		Common		Other
	Common Stock		Common Stock		Accumulated	Treasury Stock		Treasury Stock		Comprehensive
	Shares	Amount	Shares	Amount	Deficit	Shares	Amount	Shares	Amount	Loss	Total

Balance at December 31, 2010	7,331,574	$15,321	56,043,317	$479,704	$(295,117)	(1,578,554)	$(22,398)	(4,654,750)	$(40,115)	$(7,988)	$129,407

Net loss	—	—	—	—	(3,083)	—	—	—	—	—	(3,083)

Preferred stock dividends	—	—	—	—	(1,789)	—	—	—	—	—	(1,789)

Issuance of common stock:
401(k) plan	—	—	4,417	9	—	—	—	—	—	—	9

Share-based compensation	—	—	—	34	—	—	—	—	—	—	34

Balance at March 31, 2011	7,331,574	$15,321	56,047,734	$479,747	$(299,989)	(1,578,554)	$(22,398)	(4,654,750)	$(40,115)	$(7,988)	$124,578

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2011	2010
Operating activities
Net loss	$(3,083)	$(4,743)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	6,998	7,975
Amortization of intangible assets	34	122
Amortization of deferred loan costs	718	81
Amortization of Notes’ original issue discount	338	—
Amortization of restricted stock awards	34	58
Amortization of stock option awards	—	97
Loss from early extinguishment of debt	—	349
Accrual of long-term facility fee	—	5,938
Amortization of program broadcast rights	3,833	3,853
Payments on program broadcast obligations	(3,794)	(3,875)
Common stock contributed to 401(k) plan	8	7
Deferred income taxes	(1,411)	(3,458)
Gain on disposal of assets, net	(13)	(44)
Other	966	(269)
Changes in operating assets and liabilities:
Receivables and other current assets	4,925	3,084
Accounts payable and other current liabilities	(4,240)	(1,322)
Accrued interest	9,547	(867)

Net cash provided by operating activities	14,860	6,986

Investing activities
Purchases of property and equipment	(9,198)	(2,888)
Proceeds from asset sales	17	11
Equipment transactions related to spectrum reallocation, net	—	(106)
Payments on acquisition related liabilities	(127)	(162)
Other	(5)	(40)

Net cash used in investing activities	(9,313)	(3,185)

Financing activities
Repayments of borrowings on long-term debt	(1,206)	(2,020)
Deferred loan costs	—	(4,117)

Net cash used in financing activities	(1,206)	(6,137)

Net increase (decrease) in cash	4,341	(2,336)
Cash at beginning of period	5,431	16,000

Cash at end of period	$9,772	$13,664

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1. Basis of Presentation
     The accompanying condensed consolidated balance sheet as of December 31, 2010, which was derived from the audited financial statements as of December 31, 2010 of Gray Television, Inc. (“we”, “us”, “our”, “Gray” or the “Company”) and our accompanying unaudited condensed consolidated financial statements as of and for the period ended March 31, 2011 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, such financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Our operations consist of one reportable segment. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”). Operating results for the three-month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for any future interim period or for the year ending December 31, 2011.
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
Use of Estimates
     The preparation of financial statements in conformity with U.S. GAAP requires our management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and the notes to the unaudited condensed consolidated financial statements. Our actual results could differ from these estimates. The most significant estimates we make relate to our allowance for doubtful accounts in receivables, valuation of goodwill and intangible assets, amortization of program rights and intangible assets, stock-based compensation, pension costs, income taxes, employee medical insurance claims, useful lives of property and equipment, contingencies and litigation.
Earnings Per Share
     We compute basic earnings per share by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the relevant period. The weighted-average number of common shares outstanding does not include unvested restricted shares. These shares, although classified as issued and outstanding, are considered contingently returnable until the restrictions lapse and are not included in the basic earnings per share calculation until the shares are vested. Diluted earnings per share is computed by including all potentially dilutive common shares issuable, including restricted stock and stock options in the diluted weighted-average shares outstanding calculation. The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding for the three-month periods ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended
	March 31,
	2011	2010

Weighted-average shares outstanding-basic	57,112	48,565
Stock options and restricted stock	—	—

Weighted-average shares outstanding-diluted	57,112	48,565

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

	Three Months Ended
	March 31,
	2011	2010

Potentially dilutive common shares outstanding at end of period:
Employee stock options	1,004	1,383
Unvested restricted stock	33	66

Total	1,037	1,449

Accumulated Other Comprehensive Loss
     Our accumulated other comprehensive loss balances as of March 31, 2011 and December 31, 2010 consist of adjustments to our pension liability as follows (in thousands):

	March 31,	December 31,
	2011	2010

Accumulated balances of items included in accumulated other comprehensive loss:
Pension liability adjustments, net of income tax	$(7,988)	$(7,988)

Accumulated other comprehensive loss	$(7,988)	$(7,988)

     Our net loss reconciled to our comprehensive loss for the three-month periods ended March 31, 2011 and 2010 are as follows as follows (in thousands):

	Three Months Ended March 31,
	2011	2010

Net loss	$(3,083)	$(4,743)
Gain on derivatives, net of income tax	—	3,651

Comprehensive loss	$(3,083)	$(1,092)

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

	March 31,	December 31,
	2011	2010

Property and equipment:
Land	$23,406	$23,397
Buildings and improvements	52,506	51,773
Equipment	307,780	299,915

	383,692	375,085
Accumulated depreciation	(244,347)	(237,937)

Total property and equipment, net	$139,345	$137,148

     On March 22, 2011, our primary broadcast tower for WEAU-TV, our station which serves the La Crosse — Eau Claire, Wisconsin market, collapsed during inclement weather. There were no injuries to our personnel or others in the collapse. We did lose our ability to provide a signal to 100% of our market area for approximately 48 hours. Our loss of property and any loss of cash flow due to the tower collapse are covered by insurance policies and we anticipate that any costs from this incident in excess of our insurance coverage will be minimal. As of the date of filing this quarterly report, we could not reasonably estimate the cost of building our new tower. When we are able to reasonably estimate the cost of the new tower and related insurance proceeds, we anticipate that we will record a gain on the disposal of the collapsed tower. We will use funds from our insurance policies to fund the building of our new tower.
Allowance for Doubtful Accounts
     Our allowance for doubtful accounts is equal to 85% of our receivable balances that are 120 days old or older. We write-off accounts receivable balances when we determine that they have become uncollectible.
Recent Accounting Pronouncements
     We have reviewed all recently issued accounting pronouncements. Of those pronouncements that have been issued but are not yet effective, we do not anticipate a material impact upon our financial statements upon our adoption of those pronouncements.

2. Long-term Debt
     Long-term debt consists of our senior credit facility and 10 1/2% senior secured second lien notes due 2015 (the “Notes”) as follows (in thousands):

	March 31,	December 31,
	2011	2010
Long-term debt including current portion:
Senior credit facility	$466,585	$467,791
10 1/2% senior secured second lien notes at liquidation value	365,000	365,000

Total long-term debt including current portion at liquidation value	831,585	832,791
Less unamortized discount on 10 1/2% senior secured second lien notes	(5,749)	(6,087)

Total long-term debt at recorded value	$825,836	$826,704

Borrowing availability under our senior credit facility	$40,000	$40,000
     Our senior credit facility consists of a revolving loan and a term loan. Excluding accrued interest, the amount outstanding under our senior credit facility as of March 31, 2011 and December 31, 2010 was comprised solely of term loan balances of $466.6 million and $467.8 million, respectively. The revolving loan did not have an outstanding balance as of March 31, 2011 or December 31, 2010. Under the revolving loan, the maximum borrowing availability, subject to covenant restrictions, was $40.0 million as of March 31, 2011 and December 31, 2010, respectively. As of March 31, 2011 and as of December 31, 2010, we had borrowing availability of $40.0 million of the maximum availability under the revolving loan. As of March 31, 2011 and December 31, 2010, we were in compliance with all covenants required under our debt obligations.
     As of March 31, 2011 and December 31, 2010, we had $365.0 million of Notes outstanding.
     As of March 31, 2011 and December 31, 2010, the interest rate on the balance outstanding under the senior credit facility was 4.5% and 4.5%, respectively. As of March 31, 2011 and December 31, 2010, the coupon interest rate and the yield on the Notes were 10.5% and 11.0%, respectively. The yield of the Notes exceeds the coupon interest rate because the Notes were issued with “original issue discount”.
     The collateral for our debt obligations consists of substantially all of our and our subsidiaries’ assets. In addition, certain of our subsidiaries are joint and several guarantors of these obligations and our ownership interests in our subsidiaries are pledged to collateralize the obligations.
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

Cash Flow Hedges of Interest Rate Risk
     In using interest rate derivatives, our objectives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish these objectives, we primarily use interest rate swap agreements as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable rate amounts from a counterparty in exchange for our making fixed-rate payments over the life of the applicable agreement, without exchange of the underlying notional amount. Under the terms of our senior credit facility, we were required to fix the interest rate on at least 50.0% of the outstanding balance thereunder through March 19, 2010. Since that date, we have no longer been required to fix interest rates on any amounts outstanding thereunder.
     During 2007, we entered into three swap agreements to convert $465.0 million of our variable rate debt under our senior credit facility to fixed rate debt. These interest rate swap agreements expired on April 3, 2010, and they were our only derivatives in effect during the three-month period ended March 31, 2010. Upon entering into the swap agreements, we designated them as hedges of variability of our variable rate interest payments attributable to changes in three-month London Interbank Offered Rate (“LIBOR”), the designated interest rate. Therefore, these interest rate swap agreements were, prior to their respective expiration dates, considered cash flow hedges.
     Under these swap agreements, we received variable rate interest at LIBOR and paid interest at a fixed annual rate of 5.48%. The variable LIBOR was reset in three-month periods under the swap agreements.
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
     We did not have any derivatives in effect as of March 31, 2011 or December 31, 2010.

     The following table presents the effect of our derivative financial instruments on our consolidated statements of operations for the three-month periods ended March 31, 2011 and 2010 (in thousands):

	Cash Flow Hedging
	Relationships for the Three
	Months Ended March 31,
	2011	2010
Interest rate swap agreements:
Liability at beginning of period	$—	$(6,344)

Effective portion of gains recognized in other comprehensive loss	—	12,093

Effective portion of losses recorded in accumulated other comprehensive loss and reclassified into interest expense	—	(6,109)

Liability at end of period	$—	$(360)

     For the three-month period ended March 31, 2010, we recorded income on derivatives as other comprehensive income of $3.7 million, net of a $2.3 million income tax expense.
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

Non-Recurring Fair Value Measurements
     We have certain assets that are measured at fair value on a non-recurring basis and are adjusted to fair value only when the carrying values exceed their fair values. Included in the following table are the significant categories of assets measured at fair value on a non-recurring basis as of March 31, 2011 and December 31, 2010 and any impairment charges recorded for those assets in the three-month period ended March 31, 2011 and 2010 (in thousands).
Non-Recurring Fair Value Measurements

					Impairment Loss
					for the Three Months Ended
	As of March 31, 2011				March 31,
	Level 1	Level 2	Level 3	Total	2011	2010
Assets:
Property and equipment, net	$—	$—	$139,345	$139,345	$—	$—
Program broadcast rights	—	—	7,147	7,147	179	69
Investment in broadcasting company	—	—	13,599	13,599	—	—
Broadcast licenses	—	—	818,981	818,981	—	—
Goodwill	—	—	170,522	170,522	—	—
Other intangible assets, net	—	—	803	803	—	—

Total	$—	$—	$1,150,397	$1,150,397	$179	$69

	As of December 31, 2010
	Level 1	Level 2	Level 3	Total
Assets:
Property and equipment, net	$—	$—	$137,148	$137,148
Program broadcast rights	—	—	10,721	10,721
Investment in broadcasting company	—	—	13,599	13,599
Broadcast licenses	—	—	818,981	818,981
Goodwill	—	—	170,522	170,522
Other intangible assets, net	—	—	837	837

Total	$—	$—	$1,151,808	$1,151,808

     Fair value of our property and equipment is estimated to be at least equal to our recorded cost net of accumulated depreciation and these values are reviewed by our engineers for impairment annually. Fair values of our investment in broadcasting company, broadcast licenses, goodwill and other intangible assets, net, are estimated to be at least equal to our recorded cost and are subjected to impairment testing as of December 31 of each year unless a triggering event occurs during an interim reporting period. No such triggering events occurred in the current reporting period. We test our program broadcast rights for impairment each quarter. Our program broadcast rights impairment charges were recorded as a broadcast operating expense in the respective periods.
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
     The carrying amount of our long-term debt was $825.8 million and $826.7 million, respectively, and the fair value was $849.1 million and $822.4 million, respectively as of March 31, 2011 and December 31, 2010. Fair value of our long-term debt is based on estimates provided by third party financial professionals as of March 31, 2011 and December 31, 2010.
5. Preferred Stock
     As of March 31, 2011 and December 31, 2010, we had 393 shares of Series D Perpetual Preferred Stock outstanding. The Series D Perpetual Preferred Stock has a liquidation value of $100,000 per share, for a total liquidation value of $39.3 million as of March 31, 2011 and December 31, 2010. The Series D Perpetual Preferred Stock had a recorded value of $37.3 million and $37.2 million as of March 31, 2011 and December 31, 2010, respectively. The difference between the liquidation values and the recorded values was the unaccreted portion of the original issuance discount and issuance cost. Our accrued Series D Perpetual Preferred Stock dividend balances as of March 31, 2011 and December 31, 2010 were $15.8 million and $14.1 million, respectively.
     On April 29, 2010, we completed the repurchase of approximately $60.7 million in face amount, and $14.9 million in accrued dividends, of our Series D Perpetual Preferred Stock in exchange for $50.0 million in cash, using proceeds from the offering of Notes, and the issuance $8.5 million shares of our common stock.
     Except for the dividend payment on April 29, 2010 in connection with the repurchase of a portion of the Series D Perpetual Preferred Stock, we have deferred the cash payment of dividends on our Series D Perpetual Preferred Stock since October 1, 2008. When three consecutive cash dividend payments with respect to the Series D Perpetual Preferred Stock remain unfunded, the dividend rate increases from 15.0% per annum to 17.0% per annum. Thus, our Series D Perpetual Preferred Stock dividend began accruing at 17.0% per annum on July 16, 2009 and will accrue at that rate as long as at least three consecutive cash dividend payments remain unfunded.
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
6. Retirement Plans
     The following table provides the components of net periodic benefit cost for our pension plans for the three- month periods ended March 31, 2011 and 2010, respectively (in thousands):

	Three Months Ended March 31,
	2011	2010

Service cost	$1,066	$884
Interest cost	753	640
Expected return on plan assets	(616)	(478)
Loss amortization	154	249

Net periodic benefit cost	$1,357	$1,295

     During the three months ended March 31, 2011, we contributed $0.1 million to our pension plans. During the remainder of fiscal 2011, we expect to contribute an additional $3.0 million to our pension plans.
7. Stock-based Compensation
     We recognize compensation expense for stock-based payment awards made to our employees and directors, including stock options and restricted shares under our 2007 Long-Term Incentive Plan and our Directors’ Restricted Stock Plan. The following table provides our stock-based compensation expense and related income tax benefit for the three-month periods ended March 31, 2011 and 2010, respectively (in thousands).

	Three Months Ended March 31,
	2011	2010
Stock-based compensation expense, gross	$34	$155
Income tax benefit at our statutory rate associated with stock-based compensation	(13)	(60)

Stock-based compensation expense, net	$21	$95

Long-term Incentive Plan
     During the three-month periods ended March 31, 2011 and 2010, we did not grant any stock options to our employees or directors. A summary of stock option activity related to our common stock for the three-month periods ended March 31, 2011 and 2010 is as follows (option amounts in thousands):

	Three Months Ended
	March 31, 2011		March 31, 2010
		Weighted-		Weighted-
		Average		Average
	Options	Exercise Price	Options	Exercise Price
Common stock:
Stock options outstanding — beginning of period	1,005	$7.51	1,476	$8.28
Options granted	—	$—	—	$—
Options exercised	—	$—	—	$—
Options expired	—	$—	(34)	$12.78
Options forfeited	(1)	$8.61	(59)	$11.38

Stock options outstanding — end of period	1,004	$7.51	1,383	$8.04

Exercisable at end of period	1,004	$7.51	1,338	$8.20

Weighted-average fair value of options granted during the period		$—		$—
     For the three-month period ended March 31, 2011, we did not have any options outstanding for our Class A common stock. The option purchase price of all of our stock options outstanding as of March 31, 2011 exceeded the closing market price of our common stock.
Directors’ Restricted Stock Plan
     During the three-month periods ended March 31, 2011 and 2010, we did not grant any shares of restricted stock to our directors. The unearned compensation associated with prior grants of our restricted common stock is being amortized as an expense over the vesting period of the restricted common stock. The total amount of unearned compensation is equal to the market value of the shares at the date of grant, net of accumulated amortization.
     The following table summarizes our non-vested restricted shares during the three-month period ended March 31, 2011 and their weighted-average fair value per share as of their date of grant (shares in thousands):

		Weighted-
	Number of	Average
	Shares	Fair Value
Restricted Stock:
Non-vested common restricted shares, December 31, 2010	33	$5.74
Vested	—	$—

Non-vested common restricted shares, March 31, 2011	33	$5.74

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
     On July 1, 2006, the terms of the agreement between IMG and us were amended. As amended, the UK Agreement provides that we will share in profits in excess of certain amounts specified by the agreement, if any, but not losses. The agreement also provides that we will separately retain all local broadcast advertising revenue and pay all local broadcast expenses for activities under the agreement. Under the amended agreement, IMG agreed to make all license fee payments to UK. However, if IMG is unable to pay the license fee to UK, we will then be required to pay the unpaid portion of the license fee to UK. As of March 31, 2011, the aggregate license fee to be paid by IMG to UK over the remaining portion of the full ten-year term (including the optional three year extension) of the agreement is approximately $37.7 million. If we make advances on behalf of IMG, IMG is required to reimburse us for the amount paid within 60 days after the close of each contract year, which ends on June 30th. IMG has also agreed to pay interest on any advance at a rate equal to the prime rate. During the three-month period ended March 31, 2011, we did not advance any amounts to UK on behalf of IMG under this agreement. As of March 31, 2011, we do not consider the risk of non-performance by IMG to be high.
9. Goodwill and Intangible Assets
     Our intangible assets are primarily comprised of network affiliations and broadcast licenses. We did not acquire any network affiliation agreements or broadcast licenses during the three-month period ended March 31, 2011. Upon renewal of such intangible assets, we expense all related fees as incurred. There were no triggering events that required a test of impairment of our goodwill or intangible assets during the three-month period ended March 31, 2011.

10. Income Taxes
     For the three-month periods ended March 31, 2011 and 2010, our income tax benefit and effective tax rates were as follows (dollars in thousands):

	Three Months Ended March 31,
	2011	2010
Income tax benefit	$(1,411)	$(3,238)
Effective income tax rate	31.4%	40.6%
     We estimate our differences between taxable income or loss and recorded income or loss on an annual basis. Our tax provision for each quarter is based upon these full year projections which are revised each reporting period. For the three-month period ended March 31, 2011, these projections incorporate estimates of permanent differences between U.S. GAAP loss and taxable loss, state income taxes and adjustments to our liability for unrecognized tax benefits to adjust our statutory Federal income tax rate of 35% to our effective income tax rate. For the three-month period ended March 31, 2011, these estimates increased or decreased our statutory Federal income tax rate of 35.0% to our effective income tax rate of 31.4% as follows: permanent differences between our U.S. GAAP loss and taxable loss added 7.1%, state income taxes added 9.9% and adjustments to our reserve for uncertain tax positions resulted in a reduction of 20.6%.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview
Introduction
     The following analysis of the financial condition and results of operations of Gray Television, Inc. (“we”, “us”, “our”, “Gray” or the “Company”) should be read in conjunction with our unaudited condensed consolidated financial statements and related notes contained in this report and our audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (the “2010 Form 10-K”).
Overview
     Gray Television, Inc. is a television broadcast company headquartered in Atlanta, GA. Gray currently operates 36 television stations serving 30 markets. We broadcast a primary channel from each of our stations and also operate at least one digital second channel from the majority of our stations. Each of our primary channels are affiliated with either CBS Inc. or “CBS” (17 channels), the National Broadcasting Corporation, Inc. or “NBC” (ten channels), the American Broadcasting Corporation or “ABC” (eight channels) or FOX Entertainment Group, Inc. or “FOX” (one channel). In addition, we currently operate 40 digital second channels that are affiliated with either ABC (one channel), FOX (four channels), The CW Network, LLC or “CW” (eight channels), Twentieth Television, Inc. or “MyNetworkTV” (18 channels), Universal Sports Network (two channels) and The Country Network (one channel) or are operated as local news/weather channels (six channels). Our 17 CBS-affiliated stations make us the largest independent owner of CBS affiliates in the United States. Our combined TV station group reaches approximately 6.3% of total United States households.
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
     Most advertising contracts are short-term and generally run only for a few weeks. Approximately 65% of the net revenues of our television stations for the three-month period ended March 31, 2011 were generated from local advertising (including political advertising revenues), which is sold primarily by a station’s sales staff directly to local accounts, and the remainder was represented primarily by national advertising, which is sold by a station’s national advertising sales representatives. The stations generally pay commissions to advertising agencies on local, regional and national advertising and the stations also pay commissions to the national sales representatives on national advertising, including certain political advertising.
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
     During the recent economic recession, many of our advertising customers reduced their advertising spending. In 2010, the economy began to improve and our advertising customers began to increase their advertising spending. In the three-month period ended March 31, 2011, our nonpolitical advertising revenues increased slightly over 2010 levels, which we believe is a result of an improving economy. Our non-political advertising revenue includes our local, national and internet advertising revenue. Traditionally, automotive dealers have accounted for a significant portion of our advertising revenue and they increased their advertising spending in the 2011 period as compared to 2010. In even numbered years, there are a relatively greater number of elections than in odd numbered years. Consistent therewith, in 2011, our political advertising revenue has decreased from the comparable 2010 period due to decreased advertising by political candidates and special interest groups. Our non-advertising revenue, such as retransmission consent revenue and consulting revenue, has remained at a consistent level or increased in the 2011 period as compared to the comparable 2010 period. Notwithstanding these increases, our advertising revenues remain under pressure, to an extent, from the internet as a competitor for advertising spending. We continue to enhance and market our internet websites in order to generate additional revenue.
     Please see our “Results of Operations” and “Liquidity and Capital Resources” sections below for further discussion of our operating results.

Revenue
     Set forth below are the principal types of revenue, less agency commissions, earned by us for the periods indicated and the percentage contribution of each to our total revenue (dollars in thousands):

	Three Months Ended March 31,
	2011		2010
		Percent		Percent
	Amount	of Total	Amount	of Total
Revenue (less agency commissions):
Local	$43,765	62.8%	43,511	61.7%
National	12,975	18.6%	13,951	19.8%
Internet	4,247	6.1%	3,072	4.4%
Political	1,381	2.0%	2,783	3.9%
Retransmission consent	5,047	7.2%	4,639	6.6%
Production and other	1,599	2.3%	1,932	2.7%
Network compensation	178	0.3%	44	0.1%
Consulting revenue	550	0.7%	550	0.8%

Total	$69,742	100.0%	$70,482	100.0%

Results of Operations
Three Months Ended March 31, 2011 (“2011 three-month period”) Compared To Three Months Ended March 31, 2010 (“2010 three-month period”)
     Revenue. Total revenue decreased $0.8 million, or 1%, to $69.7 million in the 2011 three-month period primarily due to decreased national and political advertising revenue, partially offset by increased local and internet advertising revenue and retransmission consent revenue. Local advertising revenue increased $0.3 million, or 1%, to $43.8 million and internet advertising revenue increased $1.1 million, or 38%, to $4.2 million. National advertising revenue decreased $1.0 million, or 7%, to $13.0 million. National advertising revenue decreased largely due to the change in the broadcast network carrying the Super Bowl in 2011 to FOX from CBS and the lack of Olympic Games coverage in 2011. These events did not have as large a negative effect upon our local and internet advertising revenue and as a result, we were able to grow our revenue in these two advertising customer types. Net advertising revenue associated with the broadcast of the 2011 Super Bowl on our one primary FOX-affiliated channel and four secondary digital FOX-affiliated channels approximated $0.2 million which was a decrease from our approximated $0.9 million earned in 2010 on our seventeen CBS-affiliated channels. In addition, the 2010 three-month period benefited from approximately $2.8 million of net revenues earned from the broadcast of the 2010 Winter Olympic Games on our NBC-affiliated channels. There was no corresponding broadcast of Olympic Games during the 2011 three-month period. Our five largest advertising categories by customer type, excluding political advertising, demonstrated the following changes during the 2011 three-month period compared to 2010 three-month period: automotive increased 3%; medical increased 5%; restaurant decreased 4%; communications decreased 1%; and furniture and appliances increased 7%. Political advertising revenue decreased $1.4 millon, or 50%, to $1.4 million reflecting decreased advertising from political candidates and special interest groups in 2011 due to this being the “off year” of the two year election cycle. Retransmission revenue increased $0.4 million, or 9%, to $5.0 million due to the improved terms of our retransmission contracts compared to those of the 2010 three-month period. We earned base consulting revenue of $0.6 million under our agreement with Young Broadcasting, Inc.; however, we did not record any incentive consulting revenue in the 2011 three-month period based on its operating results.
     Broadcast Expenses. Broadcast expenses (before depreciation, amortization and gain on disposal of assets, net) increased $0.6 million, or 1%, to $48.2 million in the 2011 three-month period, due primarily to increases in compensation expense of $1.0 million and partially offset by a decrease in non-compensation expense of $0.4 million. Compensation expense increased primarily due to increases in accruals for annual incentive compensation expenses of $0.5 million, increases in salary and commission expense of $0.2 million and increases in health care expense of $0.1 million. Non-compensation expense decreased primarily due to a decrease in professional services and national sales commissions. As of March 31, 2011 and 2010, we employed 2,132 and 2,172 full and part-time employees, respectively, in our broadcast operations.
     Corporate and Administrative Expenses. Corporate and administrative expenses (before depreciation, amortization and gain on disposal of assets, net) increased $0.1 million, or 4%, to $3.0 million. The increase in corporate and administrative expenses was due primarily to increased compensation expenses. Compensation expense increased due to an increase in accruals for annual incentive compensation expenses of $0.2 million offset, in part, by a decrease in non-cash stock-based compensation of $0.1 million. During the 2011 three-month period and the 2010 three-month period, we recorded non-cash stock-based compensation expense of $34,000 and $155,000, respectively. Non-cash stock-based compensation expense decreased primarily due to all of our stock options becoming fully vested in 2010. We amortize the expense of our stock options over their vesting period.
     Depreciation. Depreciation of property and equipment totaled $7.0 million and $8.0 million for the 2011 three-month period and the 2010 three-month period, respectively. Depreciation decreased due to a greater amount of property and equipment becoming fully depreciated compared to the amount of property and equipment being placed in service during the 2011 three-month period.
     Interest Expense. Interest expense decreased $3.6 million, or 18%, to $16.0 million for the 2011 three-month period compared to the 2010 three-month period. This decrease was attributable to a decrease in average interest rates, partially offset by an increase in average principal outstanding. Average interest rates decreased due to our amendment of our senior credit facility on March 31, 2010 and the issuance of our 10 1/2% senior secured second lien notes due 2015 (the “Notes”) on April 29, 2010. The net effect of these two transactions was to decrease our average interest rate ,but to increase our outstanding debt balance. Our average interest rate also decreased in the 2011 three-month period compared to the 2010 three-month period as a result of our interest rate swap agreements having expired in April 2010. Our average outstanding debt balance was $832.4 million and $791.1 million during the 2011 three-month period and the 2010 three-month period, respectively. The average interest rates on our total outstanding debt balances was 7.4% and 9.8% during the 2011 three-month period and the 2010 three-month period, respectively. These interest rates include the effects of our interest rate swap agreements in the three-month period ended March 31, 2010.
     Loss from Early Extinguishment of Debt. On March 31, 2010, we amended our senior credit facility. In order to obtain this amendment, we incurred loan issuance costs of approximately $4.4 million, including legal and professional fees. These fees were funded from our cash balances. In connection with this transaction, we reported a loss from early extinguishment of debt of $0.3 million in the 2010 three-month period. We did not complete a similar transaction in the 2011 three-month period.
     Income tax expense or benefit. We recognized an income tax benefit of $1.4 million in the 2011 three-month period compared to an income tax benefit of $3.2 million in the 2010 three-month period. For the 2011 three-month period ended and the 2010 three-month period, our effective income tax rate was 31.4% and 40.6%, respectively. We estimate our differences between taxable income or loss and recorded income or loss on an annual basis. Our tax provision for each quarter is based upon these full year projections which are revised each reporting period. For the 2011 three-month period, these projections incorporate estimates of permanent differences between U.S. GAAP loss and taxable loss, state income taxes and adjustments to our liability for unrecognized tax benefits to adjust our statutory Federal income tax rate of 35% to our effective income tax rate. For the 2011 three-month period, these estimates increased or decreased our statutory Federal income tax rate of 35.0% to our effective income tax rate of 31.4% as follows: permanent differences between our U.S. GAAP loss and taxable loss added 7.1%, state income taxes added 9.9% and adjustments to our reserve for uncertain tax positions resulted in a reduction of 20.6%.
     Preferred stock dividends. Preferred stock dividends decreased $2.8 million, or 61%, to $1.8 million in the 2011 three-month period compared to the 2010 three-month period. On April 29, 2010, we redeemed approximately $60.7 million in face amount of our Series D Perpetual Preferred Stock. As a result of this transaction and the reduction in shares outstanding, our preferred stock dividend has decreased. We did not have a similar transaction in the 2011 three-month period.

Liquidity and Capital Resources
General
     The following table presents data that we believe is helpful in evaluating our liquidity and capital resources (in thousands except for covenant ratios).

	Three Months Ended
	March 31,
	2011	2010
Net cash provided by operating activities	$14,860	$6,986
Net cash used in investing activities	(9,313)	(3,185)
Net cash used in financing activities	(1,206)	(6,137)

Increase (decrease) in cash	$4,341	$(2,336)

	As of
	March 31,	December 31,
	2011	2010
Cash	$9,772	$5,431
Long-term debt including current portion	$825,836	$826,704
Preferred stock, excluding unamortized original issue discount	$37,299	$37,181
Borrowing availability under our senior credit facility	$40,000	$40,000
Long-term Debt
     Our senior credit facility consists of a revolving loan and a term loan. Excluding accrued interest, the amount outstanding under our senior credit facility as of March 31, 2011 and December 31, 2010 was comprised solely of term loan balances of $466.6 million and $467.8 million, respectively. The revolving loan did not have an outstanding balance as of March 31, 2011 or December 31, 2010. Under the revolving loan, the maximum borrowing availability, subject to covenant restrictions, was $40.0 million as of March 31, 2011 and December 31, 2010, respectively. As of March 31, 2011 and December 31, 2010, we had borrowing availability of $40.0 million, respectively, of the maximum availability under the revolving loan. As of March 31, 2011 and December 31, 2010, we were in compliance with all covenants required under our debt obligations.
     As of March 31, 2011 and December 31, 2010, we had $365.0 million of Notes outstanding.
     As of March 31, 2011 and December 31, 2010, the interest rate on the balance outstanding under the senior credit facility was 4.5% and 4.5%, respectively. As of March 31, 2011 and December 31, 2010, the coupon interest rate and the yield on the Notes were 10.5% and 11.0%, respectively. The yield of the Notes exceeds the coupon interest rate because the Notes were issued with “original issue discount”.
Preferred Stock
     As of March 31, 2011 and December 31, 2010, we had 393 shares of Series D Perpetual Preferred Stock outstanding. The Series D Perpetual Preferred Stock has a liquidation value of $100,000 per share, for a total liquidation value of $39.3 million as of March 31, 2011 and December 31, 2010. The Series D Perpetual Preferred Stock had a recorded value of $37.3 million and $37.2 million as of March 31, 2011 and December 31, 2010, respectively. Our accrued Series D Perpetual Preferred Stock dividend balances as of March 31, 2011 and December 31, 2010 were $15.8 million and $14.1 million, respectively.
     On April 29, 2010, we completed the repurchase of approximately $60.7 million in face amount, and $14.9 million in accrued dividends, of our Series D Perpetual Preferred Stock in exchange for $50.0 million in cash, using proceeds from the offering of Notes, and the issuance $8.5 million shares of our common stock.

     Except for the dividend payment on April 29, 2010 in connection with the repurchase of a portion of the Series D Perpetual Preferred Stock, we have deferred the cash payment of dividends on our Series D Perpetual Preferred Stock since October 1, 2008. When three consecutive cash dividend payments with respect to the Series D Perpetual Preferred Stock remain unfunded, the dividend rate increases from 15.0% per annum to 17.0% per annum. Thus, our Series D Perpetual Preferred Stock dividend began accruing at 17.0% per annum on July 16, 2009 and will accrue at that rate as long as at least three consecutive cash dividend payments remain unfunded.
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
Net Cash Provided By (Used In) Operating, Investing and Financing Activities
     Net cash provided by operating activities was $14.9 million in the 2011 three-month period compared to net cash provided by operating activities of $7.0 million in the 2010 three-month period. The increase in cash provided by operations is due primarily to increased accrued interest. Our accrued interest balance increased in the 2011 three-month period as compared to the 2010 three-month period primarily due to the timing of our interest payments on our Notes. We pay interest on our Notes semiannually on May 1 and November 1.
     Net cash used in investing activities was $9.3 million in the 2011 three-month period compared to net cash used in investing activities of $3.2 million for the 2010 three-month period. The increase in cash used in investing activities was largely due to increased spending for equipment.
     Net cash used in financing activities was $1.2 million in the 2011 three-month period compared to net cash used in financing activities of $6.1 million in the 2010 three-month period. This decrease in cash used was due primarily to payments for the amendment of our senior credit facility in the 2010 three-month period. We did not complete a similar amendment of our senior credit facility the 2011 three-month period.
Capital Expenditures
     Capital expenditures in the 2011 and 2010 three-month periods were $9.2 million and $2.9 million, respectively. The 2011 three-month period included, in part, capital expenditures for high definition broadcast equipment, while the 2010 three-month period did not contain as many comparable projects.
     On March 22, 2011, our primary broadcast tower for WEAU-TV, our station which serves the La Crosse — Eau Claire, Wisconsin market, collapsed during inclement weather. There were no injuries to our personnel or others in the collapse. We did lose our ability to provide a signal to 100% of our market area for approximately 48 hours. Our loss of property and any loss of cash flow due to the tower collapse are covered by insurance policies and we anticipate that any costs from this incident in excess of our insurance coverage will be minimal. As of the date of filing this quarterly report, we could not reasonably estimate the cost of building our new tower. When we are able to reasonably estimate the cost of the new tower and related insurance proceeds, we anticipate that we will record a gain on the disposal of the collapsed tower. We will use funds from our insurance policies to fund the building of our new tower.
     Excluding the cost of building our new tower at WEAU-TV, we anticipate that our capital expenditures for the remainder of 2011 will approximate $10.8 million.
Other
     We file a consolidated federal income tax return and such state or local tax returns as are required. Although we may earn taxable operating income in future years, as of March 31, 2011, we anticipate that through the use of our available loss carryforwards we will not pay significant amounts of federal or state income taxes for the next several years.
     We do not believe that inflation has had a significant impact on our results of operations nor do we expect it to have a significant effect upon our business in the near future.
     During the 2011 three-month period, we contributed $0.1 million to our pension plans. During the remainder of fiscal 2011, we expect to contribute an additional $3.0 million to our pension plans.
Critical Accounting Policies
     The preparation of financial statements in conformity with U.S. GAAP requires management to make judgments and estimations that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. We consider our accounting policies relating to intangible assets and income taxes to be critical policies that require judgments or estimations in their application where variances in those judgments or estimations could make a significant difference to future reported results. These critical accounting policies and estimates are more fully disclosed in our 2010 Form 10-K.
Cautionary Note Regarding Forward-Looking Statements
     This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21 E of the Securities Exchange Act of 1934. Forward-looking statements are all statements other than those of historical fact. When used in this Quarterly Report, the words “believes,” “expects,” “anticipates,” “estimates,” “will,” “may,” “should” and similar words and expressions are generally intended to identify forward-looking statements. Among other things, statements that describe our expectations regarding our results of operations, general and industry-specific economic conditions, future pension plan contributions, capital expenditures and the realization of potential future gains that could be recorded related to insurance proceeds at WEAU-TV are forward-looking statements. Readers of this Quarterly Report are cautioned that any forward-looking statements, including those regarding the intent, belief or current expectations of our management, are not guarantees of future performance, results or events and involve risks and uncertainties, and that actual results and events may differ materially from those contained in the forward-looking statements as a result of various factors including, but not limited to, those listed under the heading “Risk Factors” in our 2010 Form 10-K and subsequently filed quarterly reports on Form 10-Q, as well as the other factors described from time to time in our filings with the Securities and Exchange Commission. Forward-looking statements speak only as of the date they are made. We undertake no obligation to update such forward-looking statements to reflect subsequent events or circumstances.
Item 3. Quantitative and Qualitative Disclosure About Market Risk
     We believe that the market risk of our financial instruments as of March 31, 2011 has not materially changed since December 31, 2010. The market risk profile on December 31, 2010 is disclosed in our 2010 Form 10-K.
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
     There were no changes in our internal control over financial reporting during the three-month period ended March 31, 2011 identified in connection with this evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1A. Risk Factors
     Please refer to the information set out under the heading “Risk Factors” in Part I, Item 1A in our 2010 Form 10-K for a description of risk factors that we determined to be most material to our financial condition and results of operation. We do not believe there have been any material changes in these risk factors.
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

GRAY TELEVISION, INC.
Date: May 9, 2011	By:	/s/ James C. Ryan
James C. Ryan,
Senior Vice President and Chief Financial Officer