Form 10-Q
period 2011-06-30
GRAY TELEVISION INC
filed 2011-08-08
CIK 43196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2011 or

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller Reporting Company ☐
(do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock (No Par Value)	Class A Common Stock (No Par Value)
51,397,804 shares outstanding as of August 5, 2011	5,753,020 shares outstanding as of August 5, 2011

INDEX
GRAY TELEVISION, INC.

PAGE
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed consolidated balance sheets (Unaudited) — June 30, 2011 and December 31, 2010	3

Condensed consolidated statements of operations (Unaudited) — three months and six months ended June 30, 2011 and 2010	5

Condensed consolidated statement of stockholders’ equity and comprehensive loss (Unaudited) — six months ended June 30, 2011	6

Condensed consolidated statements of cash flows (Unaudited) — six months ended June 30, 2011 and 2010	7

Notes to condensed consolidated financial statements (Unaudited) — June 30, 2011	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3. Quantitative and Qualitative Disclosures About Market Risk	27

Item 4. Controls and Procedures	28

PART II. OTHER INFORMATION

Item 1A. Risk Factors	28

Item 6. Exhibits	28

SIGNATURES	29
EX-10.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands)

	June 30,	December 31,
	2011	2010
Assets:
Current assets:
Cash	$3,457	$5,431
Accounts receivable, less allowance for doubtful accounts of $1,541 and $1,051, respectively	56,077	64,487
Current portion of program broadcast rights, net	2,918	9,815
Deferred tax asset	2,565	2,565
Prepaid and other current assets	3,470	2,393

Total current assets	68,487	84,691

Property and equipment, net	139,641	137,148
Deferred loan costs, net	11,524	12,334
Broadcast licenses	818,981	818,981
Goodwill	170,522	170,522
Other intangible assets, net	769	837
Investment in broadcasting company	13,599	13,599
Other	3,728	4,181

Total assets	$1,227,251	$1,242,293

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands)

	June 30,	December 31,
	2011	2010
Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$2,972	$5,609
Employee compensation and benefits	11,250	12,362
Accrued interest	7,771	7,831
Other accrued expenses	3,715	4,201
Federal and state income taxes	3,504	3,802
Current portion of program broadcast obligations	6,793	14,822
Acquisition related liabilities	376	899
Deferred revenue	4,217	4,197
Current portion of long-term debt	4,823	4,823

Total current liabilities	45,421	58,546

Long-term debt, less current portion	820,146	821,881
Program broadcast obligations, less current portion	953	1,358
Deferred income taxes	157,574	157,929
Long-term deferred revenue	1,283	1,754
Long-term accrued dividends	17,459	14,118
Accrued pension costs	20,217	18,624
Other	1,390	1,495

Total liabilities	1,064,443	1,075,705

Commitments and contingencies (Note 8)

Preferred stock, no par value; cumulative; redeemable; designated 1.00 shares, issued and outstanding 0.39 shares ($39,307 aggregate liquidation value)	37,418	37,181

Stockholders’ equity:
Common stock, no par value; authorized 100,000 shares, issued 56,051 shares and 56,043 shares, respectively	479,788	479,704
Class A common stock, no par value; authorized 15,000 shares, issued 7,332 shares	15,321	15,321
Accumulated deficit	(299,218)	(295,117)
Accumulated other comprehensive loss, net of income tax benefit	(7,988)	(7,988)

	187,903	191,920
Treasury stock at cost, common stock, 4,655 shares	(40,115)	(40,115)
Treasury stock at cost, Class A common stock, 1,579 shares	(22,398)	(22,398)

Total stockholders’ equity	125,390	129,407

Total liabilities and stockholders’ equity	$1,227,251	$1,242,293

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands except for per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues (less agency commissions)	$76,201	$75,636	$145,943	$146,118
Operating expenses before depreciation, amortization and gain on disposal of assets, net:
Broadcast	47,930	46,092	96,109	93,659
Corporate and administrative	3,402	3,837	6,440	6,759
Depreciation	6,638	7,931	13,636	15,906
Amortization of intangible assets	34	120	68	242
Gain on disposals of assets, net	(831)	(480)	(844)	(524)

	57,173	57,500	115,409	116,042

Operating income	19,028	18,136	30,534	30,076
Other income (expense):
Miscellaneous income, net	3	19	3	58
Interest expense	(15,343)	(17,431)	(31,343)	(37,042)
Loss on early extinguishment of debt	—	—	—	(349)

Income (loss) before income taxes	3,688	724	(806)	(7,257)
Income tax expense (benefit)	1,129	190	(282)	(3,048)

Net income (loss)	2,559	534	(524)	(4,209)
Preferred dividends (includes accretion of issuance cost of $118, $3,952, $236, and $4,253, respectively )	1,788	6,453	3,577	11,004

Net income (loss) available to common stockholders	$771	$(5,919)	$(4,101)	$(15,213)

Basic per share information:
Net income (loss) available to common stockholders	$0.01	$(0.11)	$(0.07)	$(0.30)

Weighted-average shares outstanding	57,115	54,453	57,113	51,525

Diluted per share information:
Net income (loss) available to common stockholders	$0.01	$(0.11)	$(0.07)	$(0.30)

Weighted-average shares outstanding	57,116	54,453	57,113	51,525

Dividends declared per common share	$—	$—	$—	$—

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS (Unaudited)
(in thousands except for number of shares)

										Accumulated
	Class A					Class A		Common		Other
	Common Stock		Common Stock		Accumulated	Treasury Stock		Treasury Stock		Comprehensive
	Shares	Amount	Shares	Amount	Deficit	Shares	Amount	Shares	Amount	Loss	Total
Balance at December 31, 2010	7,331,574	$15,321	56,043,317	$479,704	$(295,117)	(1,578,554)	$(22,398)	(4,654,750)	$(40,115)	$(7,988)	$129,407

Net loss	—	—	—	—	(524)	—	—	—	—	—	(524)

Preferred stock dividends	—	—	—	—	(3,577)	—	—	—	—	—	(3,577)

Issuance of common stock:
401(k) plan	—	—	7,203	16	—	—	—	—	—	—	16

Stock-based compensation	—	—	—	68	—	—	—	—	—	—	68

Balance at June 30, 2011	7,331,574	$15,321	56,050,520	$479,788	$(299,218)	(1,578,554)	$(22,398)	(4,654,750)	$(40,115)	$(7,988)	$125,390

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2011	2010
Operating activities
Net loss	$(524)	$(4,209)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	13,636	15,906
Amortization of intangible assets	68	242
Amortization of deferred loan costs	1,437	634
Amortization of notes’ original issue discount	676	225
Amortization of restricted stock awards	68	116
Amortization of stock option awards	—	101
Loss from early extinguishment of debt	—	349
Accrual of long-term facility fee	—	7,832
Amortization of program broadcast rights	7,414	7,705
Payments on program broadcast obligations	(8,738)	(7,728)
Deferred income taxes	(282)	(3,291)
Gain on disposal of assets, net	(844)	(524)
Other	1,094	92
Changes in operating assets and liabilities:
Receivables and other current assets	7,582	2,368
Accounts payable and other current liabilities	(4,264)	(3,278)
Accrued interest	(61)	(2,579)

Net cash provided by operating activities	17,262	13,961

Investing activities
Purchases of property and equipment	(16,652)	(6,150)
Proceeds from asset sales	1,027	246
Equipment transactions related to spectrum reallocation, net	—	(72)
Payments on acquisition-related liabilities	(253)	(304)
Other	(321)	(18)

Net cash used in investing activities	(16,199)	(6,298)

Financing activities
Proceeds from borrowings on long-term debt	9,000	358,010
Repayments of borrowings on long-term debt	(11,411)	(303,273)
Deferred loan costs	(626)	(12,686)
Dividends paid, net of accreted preferred dividend	—	(14,892)
Redemption of preferred stock	—	(60,693)
Proceeds from issuance of common stock	—	25,585

Net cash used in financing activities	(3,037)	(7,949)

Net decrease in cash	(1,974)	(286)
Cash at beginning of period	5,431	16,000

Cash at end of period	$3,457	$15,714

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1. Basis of Presentation
     The accompanying condensed consolidated balance sheet of Gray Television, Inc. (“we”, “us”, “our”, “Gray” or the “Company”) as of December 31, 2010, which was derived from our audited financial statements as of December 31, 2010 and our accompanying unaudited condensed consolidated financial statements as of and for the period ended June 30, 2011 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, such financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of periods presented, have been included. Our operations consist of one reportable segment. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”). Operating results for the three-month and six-month periods ended June 30, 2011 are not necessarily indicative of the results that may be expected for any future interim period or for the year ending December 31, 2011.
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
Use of Estimates
     The preparation of financial statements in conformity with U.S. GAAP requires our management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and the notes to the unaudited condensed consolidated financial statements. Our actual results could differ from these estimates. The most significant estimates we make relate to our allowance for doubtful accounts in receivables, valuation of goodwill and intangible assets, amortization of program rights, stock-based compensation, pension costs, income taxes, employee medical insurance claims, useful lives of property and equipment, contingencies and litigation.

Earnings Per Share
     We compute basic earnings per share by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the relevant period. The weighted-average number of common shares outstanding does not include unvested restricted shares. These shares, although classified as issued and outstanding, are considered contingently returnable until the restrictions lapse and are not included in the basic earnings per share calculation until such restrictions lapse and such shares vest. Diluted earnings per share is computed by including all potentially dilutive common shares, including unvested restricted stock and stock options, in the diluted weighted-average shares outstanding calculation. The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding for the three-month and six-month periods ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Weighted-average shares outstanding — basic	57,115	54,453	57,113	51,525
Potentially dilutive common shares from the issuance of stock options and restricted stock	1	—	—	—

Weighted-average shares outstanding — diluted	57,116	54,453	57,113	51,525

     For periods in which we report a loss, all potentially dilutive common shares are excluded from the computation of diluted earnings per share, since their inclusion would be antidilutive. Securities that could potentially dilute earnings per share in the future, but which were not included in the calculation of diluted earnings per share because their inclusion would have been antidilutive for the periods presented are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Potentially dilutive common shares outstanding at end of period:
Employee stock options	1,004	1,152	1,004	1,152
Unvested restricted stock	33	66	33	66

Subtotal	1,037	1,218	1,037	1,218
Less dilutive securities included in weighted-average shares outstanding — diluted	(1)	—	—	—

Potentially dilutive securities outstanding at end of period which were excluded from weighted-average shares outstanding — diluted	1,036	1,218	1,037	1,218

Accumulated Other Comprehensive Loss
     Our accumulated other comprehensive loss balances as of June 30, 2011 and December 31, 2010 consist of adjustments to our pension liability as follows (in thousands):

	June 30,	December 31,
	2011	2010
Accumulated balances of items included in accumulated other comprehensive loss:
Pension liability adjustments, net of income tax	$(7,988)	$(7,988)

Accumulated other comprehensive loss	$(7,988)	$(7,988)

     Our net income (loss) reconciled to our comprehensive income (loss) for three-month and six-month periods ended June 30, 2011 and 2010 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net income (loss)	$2,559	$534	$(524)	$(4,209)
Gain on derivatives, net of income tax	—	219	—	3,870

Comprehensive income (loss)	$2,559	$753	$(524)	$(339)

Property and Equipment
     Property and equipment are carried at cost. Depreciation is computed principally by the straight-line method. Buildings, towers, improvements and equipment are generally depreciated over estimated useful lives of approximately 35 years, 20 years, 10 years and 5 years, respectively. Maintenance, repairs and minor replacements are charged to operations as incurred; and major replacements and betterments are capitalized. The cost of any assets sold or retired and the related accumulated depreciation are removed from the accounts at the time of sale or retirement, as applicable, and any resulting profit or loss is reflected in income or expense for the period. The following table lists components of property and equipment by major category (in thousands):

	June 30,	December 31,
	2011	2010
Property and equipment:
Land	$23,398	$23,397
Buildings and improvements	52,688	51,773
Equipment	312,583	299,915

	388,669	375,085
Accumulated depreciation	(249,028)	(237,937)

Total property and equipment, net	$139,641	$137,148

     On March 22, 2011, our primary broadcast tower for WEAU-TV, our station which serves the La Crosse — Eau Claire, Wisconsin market, collapsed during inclement weather. Our loss of property and any loss resulting from business interruption due to the tower collapse will be covered by insurance and we anticipate that any costs from this incident in excess of our insurance coverage will not be material. As of June 30, 2011, we had received insurance proceeds of approximately $1.0 million and recorded a gain on disposal on the old tower of $0.8 million in the six-month period ended June 30, 2011.

Allowance for Doubtful Accounts
     Our allowance for doubtful accounts is equal to at least 85% of our receivable balances that are 120 days old or older. We may also provide allowances for certain receivable balances that are less than 120 days old when warranted by specific facts or circumstances. We write-off accounts receivable balances when we determine that they have become uncollectible.
Recent Accounting Pronouncements
     We have reviewed all recently issued accounting pronouncements. Of those pronouncements that have been issued but are not yet effective, we do not anticipate a material impact upon our financial statements upon our adoption of those pronouncements.
     In June 2011, the Financial Accounting Standards Board (“FASB”) issued FASB Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The amendments require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. The amendments in this update should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The amendments do not require any transition disclosures. As this update is only disclosure-related, it will not have an impact on our financial position and results of operations. However, it will require us to revise our presentation of comprehensive income.
     In May 2011, the FASB issued FASB Accounting Standards Update 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. U.S. Generally Accepted Accounting Principles (“GAAP”) and International Financial Reporting Standards (“IFRSs”). The amendments in this update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for the amendments in this update to result in a change in the application of the requirements in Topic 820. Some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. We do not anticipate the adoption of this update will have a material impact on our consolidated results of operations, financial position or cash flows.
Changes in Classifications
     The classification of certain prior period amounts in the operating section of our accompanying unaudited condensed consolidated statement of cash flows have been changed in order to conform to the current year presentation.

2. Long-term Debt
     Long-term debt consists of our senior credit facility and 10 1/2% senior secured second lien notes due 2015 (the “Notes”) as follows (in thousands):

	June 30,	December 31,
	2011	2010
Long-term debt including current portion:
Senior credit facility	$465,380	$467,791
10 1/2% senior secured second lien notes at liquidation value	365,000	365,000

Total long-term debt including current portion at liquidation value	830,380	832,791
Less unamortized discount on 10 1/2% senior secured second lien notes	(5,411)	(6,087)

Total long-term debt at recorded value	$824,969	$826,704

Borrowing ability under our senior credit facility	40,000	40,000
Senior Credit Facility
     Our senior credit facility consists of a revolving loan facility and term loans. Excluding accrued interest, the amount outstanding under our senior credit facility as of June 30, 2011 and December 31, 2010 was comprised solely of term loan balances of $465.4 million and $467.8 million, respectively. The revolving loan facility did not have an outstanding balance as of June 30, 2011 or December 31, 2010. The maximum borrowing capacity available under the revolving loan facility was $40.0 million as of June 30, 2011 and December 31, 2010. Of the maximum borrowing capacity available under our revolving loan facility, the amount that we can draw is limited by certain restrictive covenants, including our first lien net leverage ratio covenant. Based on such covenants, as of June 30, 2011 and December 31, 2010, we had the ability to draw $40.0 million under the revolving loan facility. As of June 30, 2011 and December 31, 2010, we were in compliance with all covenants required under our debt obligations.
     As of June 30, 2011 and December 31, 2010, we had $365.0 million of Notes outstanding.
     As of June 30, 2011 and December 31, 2010, the interest rate on the balance outstanding under the senior credit facility was 3.7% and 4.5%, respectively. As of June 30, 2011 and December 31, 2010, the coupon interest rate and the yield on the Notes were 10.5% and 11.0%, respectively. The yield of the Notes exceeds the coupon interest rate because the Notes were issued with “original issue discount”.
     The collateral for our debt obligations consists of substantially all of our and our subsidiaries’ assets. In addition, our subsidiaries are joint and several guarantors of these obligations and our ownership interests in our subsidiaries are pledged to collateralize the obligations.
Amendment to Senior Credit Facility
     Effective June 30, 2011, we entered into the third amendment to our senior credit facility which provides for, among other things, our ability to use a portion of the proceeds from a potential issuance by us of certain capital stock and/or debt securities to redeem the outstanding shares of our Series D Perpetual Preferred Stock (including accrued dividends and any premiums), provided that we repay the term loans outstanding under the senior credit facility on not less than a dollar for dollar basis by the amount used to redeem such preferred stock, except to the extent that the redemption of the Series D Perpetual Preferred Stock is effectuated with the proceeds of an issuance of common equity interests. Any such preferred stock redemption must be completed within 40 days of the issuance of such securities, or the proceeds therefrom will be required to be used to repay additional amounts of the loans outstanding under the senior credit facility. We completed the third amendment to our senior credit facility at a cost of approximately $0.5 million, which was funded from cash on hand. These costs were primarily capitalized as deferred financing costs and we are amortizing them over the term of our senior credit facility.

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
     During 2007, we entered into three swap agreements to convert $465.0 million of our variable rate debt under our senior credit facility to fixed rate debt. These interest rate swap agreements expired on April 3, 2010, and they were our only derivatives in effect during the six-month period ended June 30, 2010. We did not have any swap agreements in effect during the six-month period ended June 30, 2011. Upon entering into the swap agreements, we designated them as hedges of variability of our variable rate interest payments attributable to changes in three-month London Interbank Offered Rate (“LIBOR”), the designated interest rate. Therefore, these interest rate swap agreements were, prior to their respective expiration dates, considered cash flow hedges.
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
     During the term of each interest rate swap agreement, we recognized such swap agreements at their fair value as an asset or liability on our balance sheet. The effective portion of the change in the fair value of our interest rate swap agreements was recorded in accumulated other comprehensive loss. The ineffective portion of the change in fair value of the derivatives was recognized directly in earnings (loss).

     Amounts reported in accumulated other comprehensive loss related to derivatives were reclassified to interest expense as the related interest payments were made on our variable rate debt.
     We did not have any derivatives in effect as of June 30, 2011 or December 31, 2010.
     The following table presents the effect of our derivative financial instruments on our consolidated statements of operations for the three-month and six-month periods ended June 30, 2011 and 2010 (in thousands):

	Cash Flow Hedging Relationships for the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Interest rate swap agreements:
Liability at beginning of period	$—	$(360)	$—	$(6,344)

Effective portion of gains recognized in other comprehensive income (loss)	—	6,531	—	18,624

Effective portion of losses recorded in accumulated other comprehensive loss and reclassified into interest expense	—	(6,171)	—	(12,280)

Liability at end of period	$—	$—	$—	$—

For the six-month period ended June 30, 2010, we recorded income on derivatives as other comprehensive income of $3.9 million, net of a $2.5 million income tax expense.
4. Fair Value Measurement
     Fair value is the price that a market participant would pay or receive to sell an asset or pay to transfer a liability in an orderly transaction. Fair value is also considered the exit price. We utilize market data or assumptions that market participants would use in pricing an asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable. We utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized into a hierarchy that gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (“Level 1”) and the lowest priority to unobservable inputs that require assumptions to measure fair value (“Level 3”). Level 2 inputs are those that are other than quoted prices included within Level 1 that are observable for the asset or liability either directly or indirectly (“Level 2”).
Non-Recurring Fair Value Measurements
     We have certain assets that are measured at fair value on a non-recurring basis and are adjusted to fair value only when the carrying values exceed their fair values. Included in the following table are the significant categories of assets measured at fair value on a non-recurring basis as of June 30, 2011 and December 31, 2010 and any impairment charges recorded for those assets in the six-month periods ended June 30, 2011 and 2010 (in thousands).

Non-Recurring Fair Value Measurements

					Impairment Loss
					for the Six Months Ended
	As of June 30, 2011				June 30,
	Level 1	Level 2	Level 3	Total	2011	2010
Assets:
Property and equipment, net	$—	$—	$139,641	$139,641	$—	$—
Program broadcast rights	—	—	3,611	3,611	193	172
Investment in broadcasting company	—	—	13,599	13,599	—	—
Broadcast licenses	—	—	818,981	818,981	—	—
Goodwill	—	—	170,522	170,522	—	—
Other intangible assets, net	—	—	769	769	—	—

Total	$—	$—	$1,147,123	$1,147,123	$193	$172

	As of December 31, 2010
	Level 1	Level 2	Level 3	Total
Assets:
Property and equipment, net	$—	$—	$137,148	$137,148
Program broadcast rights	—	—	10,721	10,721
Investment in broadcasting company	—	—	13,599	13,599
Broadcast licenses	—	—	818,981	818,981
Goodwill	—	—	170,522	170,522
Other intangible assets, net	—	—	837	837

Total	$—	$—	$1,151,808	$1,151,808

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
     The carrying amount of our long-term debt was $825.0 million and $826.7 million, respectively, and the fair value was $833.8 million and $822.4 million, respectively as of June 30, 2011 and December 31, 2010. Fair value of our long-term debt is based on estimates provided by third party financial professionals as of June 30, 2011 and December 31, 2010.

5. Preferred Stock
     As of June 30, 2011 and December 31, 2010, we had 393 shares of Series D Perpetual Preferred Stock outstanding. The Series D Perpetual Preferred Stock has a liquidation value of $100,000 per share, for a total liquidation value of $39.3 million as of June 30, 2011 and December 31, 2010 and a recorded value of $37.4 million and $37.2 million as of June 30, 2011 and December 31, 2010, respectively. The difference between the liquidation values and the recorded values was the unaccreted portion of the original issuance discount and issuance cost. Our accrued Series D Perpetual Preferred Stock dividend balances as of June 30, 2011 and December 31, 2010 were $17.5 million and $14.1 million, respectively.
     On April 29, 2010, we completed the redemption of approximately $60.7 million in face amount of our Series D Perpetual Preferred Stock, and paid $14.9 million in accrued dividends related thereto, in exchange for $50.0 million in cash, using proceeds from the offering of Notes and the issuance 8.5 million shares of our common stock.
     Except for the dividend payment on April 29, 2010 in connection with the redemption of a portion of the Series D Perpetual Preferred Stock, we have deferred the cash payment of dividends on our Series D Perpetual Preferred Stock since October 1, 2008. When three consecutive cash dividend payments with respect to the Series D Perpetual Preferred Stock remain unfunded, the dividend rate increases from 15.0% per annum to 17.0% per annum. Thus, our Series D Perpetual Preferred Stock dividend began accruing at 17.0% per annum on July 16, 2009 and will accrue at that rate as long as at least three consecutive cash dividend payments remain unfunded.
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
6. Retirement Plans
     The following table provides the components of net periodic benefit cost for our pension plans for the three-month and six-month periods ended June 30, 2011 and 2010, respectively (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Service cost	$1,066	$883	$2,132	$1,766
Interest cost	753	640	1,506	1,280
Expected return on plan assets	(616)	(477)	(1,232)	(955)
Loss amortization	154	248	308	497

Net periodic benefit cost	$1,357	$1,294	$2,714	$2,588

     During the six-month period ended June 30, 2011, we contributed $1.1 million to our pension plans. During the remainder of the fiscal year ending December 31, 2011 (“fiscal 2011”), we expect to contribute an additional $1.9 million to our pension plans.

7. Stock-based Compensation
     We recognize compensation expense for share-based payment awards made to our employees and directors including stock options and restricted shares under our 2007 Long-Term Incentive Plan and the Directors’ Restricted Stock Plan. The following table provides our stock-based compensation expense and related income tax benefit for the three-month and six-month periods ended June 30, 2011 and 2010, respectively (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Stock-based compensation expense, gross	$34	$62	$68	$217
Income tax benefit at our statutory rate associated with stock-based compensation	(13)	(24)	(27)	(85)

Stock-based compensation expense, net	$21	$38	$41	$132

Long-term Incentive Plan
     During the six-month periods ended June 30, 2011 and 2010, we did not grant any options to our employees to acquire our common stock. A summary of stock option activity related to our common stock for the six-month periods ended June 30, 2011 and 2010 is as follows (option amounts in thousands):

	Six Months Ended June 30,
	2011		2010
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price
Common stock:
Stock options outstanding - beginning of period	1,005	$7.51	1,476	$8.28
Options expired	—	$—	(265)	$10.10
Options forfeited	(1)	$8.61	(59)	$11.37

Stock options outstanding - end of period	1,004	$7.51	1,152	$8.29

Exercisable at end of period	1,004	$7.51	1,142	$7.70
     For the six-month period ended June 30, 2011, we did not have any options outstanding for our Class A common stock. As of June 30, 2011, the market price of our common stock was less than the exercise prices for all but 10,000 of our outstanding stock options. The total intrinsic value of these options was approximately $5,400.
Directors’ Restricted Stock Plan
     During the six-month periods ended June 30, 2011 and 2010, we did not grant any shares of restricted stock to our directors. The unearned compensation resulting from previous grants is being amortized as an expense over the vesting period of the restricted common stock. The total amount of unearned compensation is equal to the market value of the shares at the date of grant, net of accumulated amortization.

     The following table summarizes our non-vested restricted shares during the six-month period ended June 30, 2011 and the weighted-average fair value per share as of the date of grant (shares in thousands):

		Weighted-average
	Number of	Fair Value
	Shares	Per Share
Restricted Stock:
Non-vested common restricted shares, December 31, 2010	33	$5.74
Granted	—	—
Vested	—	—

Non-vested common restricted shares, June 30, 2011	33	$5.74

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
     On July 1, 2006, the terms of the agreement between IMG and us were amended. As amended, the UK Agreement provides that we will share in profits in excess of certain amounts specified by the agreement, if any, but not losses. The agreement also provides that we will separately retain all local broadcast advertising revenue and pay all local broadcast expenses for activities under the agreement. Under the amended agreement, IMG agreed to make all license fee payments to UK. However, if IMG is unable to pay the license fee to UK, we will then be required to pay the unpaid portion of the license fee to UK. As of June 30, 2011, the aggregate license fee to be paid by IMG to UK over the remaining portion of the full ten-year term (including the optional three year extension) of the agreement is approximately $33.8 million. If we make advances on behalf of IMG, IMG is required to reimburse us for the amount paid within 60 days after the close of each contract year, which ends on June 30th. IMG has also agreed to pay interest on any advance at a rate equal to the prime rate. During the six-month period ended June 30, 2011, we did not advance any amounts to UK on behalf of IMG under this agreement. As of June 30, 2011, we do not consider the risk of non-performance by IMG to be high.
9. Goodwill and Intangible Assets
     Our intangible assets are primarily comprised of network affiliations and broadcast licenses. We did not acquire any network affiliation agreements or broadcast licenses during the six-month period ended June 30, 2011. Upon renewal of such intangible assets, we expense all related fees as incurred. There were no triggering events that required a test of impairment of our goodwill or intangible assets during the six-month period ended June 30, 2011.

10. Income Taxes
     For the three-month and six-month periods ended June 30, 2011 and 2010, our income tax expense (benefit) and effective tax rates were as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Income tax expense (benefit)	$1,129	$190	$(282)	$(3,048)
Effective income tax rate	30.6%	26.2%	35.0%	42.0%
     We estimate our differences between taxable income or loss and recorded income or loss on an annual basis. Our tax provision for each quarter is based upon these full year projections which are revised each reporting period. These projections incorporate estimates of permanent differences between U.S. GAAP income or loss and taxable income or loss, state income taxes and adjustments to our liability for unrecognized tax benefits to adjust our statutory Federal income tax rate of 35% to our effective income tax rate.
     For the six-month period ended June 30, 2011, these estimates increased or decreased our statutory Federal income tax rate of 35.0% to our effective income tax rate of 35.0% as follows: permanent differences between our U.S. GAAP loss and taxable loss added 4.6% and state income taxes added 7.5%, while adjustments to our reserve for uncertain tax positions resulted in a reduction of 12.1%.
     For the six-month period ended June 30, 2010, these estimates increased or decreased our statutory Federal income tax rate of 35.0% to our effective income tax rate of 42.0% as follows: permanent differences between our U.S. GAAP loss and taxable loss added 2.3% and state income taxes added 10.6%, while adjustments to our reserve for uncertain tax positions resulted in a reduction of 5.5% and other adjustments resulted in a reduction of 0.4%.

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
     Our operating revenue is derived primarily from broadcast and internet advertising and from other sources such as production of commercials, tower rentals, retransmission consent fees and management fees.
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
     Most advertising contracts are short-term and generally run only for a few weeks. Approximately 65.2% of the net revenues of our television stations for the six-month period ended June 30, 2011 were generated from local advertising (including political advertising revenue), which is sold primarily by a station’s sales staff directly to local accounts, and the remainder was represented primarily by national advertising, which is sold by a station’s national advertising sales representatives. The stations generally pay commissions to advertising agencies on local, regional and national advertising and the stations also pay commissions to the national sales representatives on national advertising, including certain political advertising.
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
     During the recent economic recession, many of our advertising customers reduced their advertising spending. In 2010, the economy began to improve and our advertising customers began to increase their advertising spending. In the six-month period ended June 30, 2011, our non-political advertising revenue, in total, increased over 2010 levels, which we believe is a result of continued improvements in the economy. Our non-political advertising revenue includes our local, national and internet advertising revenue. Traditionally, automotive dealers have accounted for a significant portion of our advertising revenue and they increased their advertising spending in the six-month period ended June 30, 2011 as compared to the six-month period ended June 30, 2010.
     In even numbered years, there are a relatively greater number of elections than in odd numbered years. Consistent therewith, in first six months of 2011, our political advertising revenue has decreased as compared to the six-month period ended June 30, 2010 due to decreased advertising by political candidates and special interest groups. Our non-advertising revenue, such as retransmission consent revenue and consulting revenue, remained at a consistent level or increased in the six-month period ended June 30, 2011 as compared to the six-month period ended June 30, 2010. Notwithstanding these increases, our advertising revenue remains under pressure, to an extent, from the internet as a competitor for advertising spending. We continue to enhance and market our internet websites in order to generate additional revenue.
     Please see our “Results of Operations” and “Liquidity and Capital Resources” sections below for further discussion of our operating results.
Revenue
     Set forth below are the principal types of revenue, less agency commissions, earned by us for the periods indicated and the percentage contribution of each to our total revenue (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2010		2011		2010
		Percent		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total
Revenue:
Local	$47,785	62.7%	$45,886	60.7%	$91,550	62.7%	$89,397	61.2%
National	13,428	17.6%	13,791	18.2%	26,403	18.1%	27,742	19.0%
Internet	4,865	6.4%	3,124	4.1%	9,112	6.2%	6,196	4.2%
Political	2,316	3.0%	5,588	7.4%	3,697	2.5%	8,371	5.7%
Retransmission consent	5,055	6.6%	4,670	6.2%	10,102	6.9%	9,309	6.4%
Production and other	2,029	2.8%	1,854	2.5%	3,628	2.6%	3,786	2.6%
Network compensation	173	0.2%	173	0.2%	351	0.2%	217	0.1%
Consulting revenue	550	0.7%	550	0.7%	1,100	0.8%	1,100	0.8%

Total	$76,201	100.0%	$75,636	100.0%	$145,943	100.0%	$146,118	100.0%

Results of Operations
Three Months Ended June 30, 2011 (“2011 three-month period”) Compared to Three Months Ended June 30, 2010 (“2010 three-month period”)
     Revenue. Total revenue increased $0.6 million, or 1%, to $76.2 million in the 2011 three-month period due primarily to increased local and internet advertising and retransmission consent revenue, partially offset by decreased national and political advertising revenue. Local advertising revenue increased approximately $1.9 million, or 4%, to $47.8 million. National advertising revenue decreased approximately $0.4 million, or 3%, to $13.4 million. Internet advertising revenue increased $1.7 million, or 56%, to $4.9 million. Local and internet advertising revenue increased due to increased spending by advertisers in an improving economic environment while national advertising revenue suffered somewhat from decreased advertising spending by automotive and financial/insurance customers. Our five largest local and national advertising categories on a combined basis by customer type for the 2011 three-month period, demonstrated the following changes during the 2011 three-month period compared to the 2010 three-month period: automotive decreased 1%; restaurant increased 7%; medical increased 16%; communications increased 10%; and furniture and appliances increased 5%. Political advertising revenue decreased $3.3 million, or 59%, to $2.3 million, reflecting decreased advertising from political candidates during the “off year” of the two-year political advertising cycle. Retransmission consent revenue increased $0.4 million, or 8%, to $5.1 million primarily due to an increase in our number of subscribers in the 2011 three-month period compared to the 2010 three-month period. We earned base consulting revenue of $0.6 million in the 2011 and 2010 three-month periods due to our agreement with Young Broadcasting, Inc. (“Young”). Production and other revenue increased $0.2 million, or 9%, to $2.0 million.
     Broadcast expenses. Broadcast expenses (before depreciation, amortization and gain on disposal of assets) increased $1.8 million, or 4%, to $47.9 million in the 2011 three-month period, due primarily to increases in compensation expense of $1.5 million and non-compensation expense of $0.3 million. Compensation expense increased primarily due to increases in incentive compensation of $0.6 million, commissions of $0.2 million, salaries of $0.1 million and health care expense of $0.3 million. Increase in incentive compensation was due to an accrual of a portion of the currently estimated annual incentive compensation. Commissions increased due to increased local and internet advertising sales revenue. Healthcare expenses increased due to increased claims activity. As of June 30, 2011 and 2010, we employed 2,087 and 2,176 total employees, respectively, in our broadcast operations.
     Corporate and administrative expenses. Corporate and administrative expenses (before depreciation, amortization and gain on disposal of assets) decreased $0.4 million, or 11%, to $3.4 million in the 2011 three-month period. The decrease was due primarily to a decrease in compensation expense of $0.8 million partially offset by an increase in non-compensation expense of $0.3 million.
     Compensation expense decreased primarily due to a decrease in bonus compensation expense. The decrease in bonus compensation expense was due primarily to the payment of an aggregate of $1.05 million in bonuses to certain executive officers in the 2010 three-month period. No bonus compensation payments were made to these executive officers in the 2011 three-month period. We recorded non-cash stock-based compensation expense during the three-month periods ended June 30, 2011 and 2010 of $34,000 and $62,000, respectively. Non-cash stock based compensation expense decreased primarily due to the majority of our outstanding stock options becoming fully vested in 2010.
     Depreciation. Depreciation of property and equipment decreased $1.3 million, or 16%, to $6.6 million during the 2011 three-month period compared to the 2010 three-month period. Depreciation decreased due to a greater amount of property and equipment becoming fully depreciated compared to the amount of property and equipment being placed in service during the 2011 three-month period.
     Gain on disposal of assets. Gain on disposal of assets increased $0.4 million to $0.8 million during the 2011 three-month period as compared to the comparable period in the prior year. On March 22, 2011, our primary broadcast tower for WEAU-TV, our station which serves the La Crosse — Eau Claire, Wisconsin market, collapsed during inclement weather. Our loss of property and any loss resulting from business interruption due to the tower collapse will be covered by insurance and we anticipate that any costs from this incident in excess of our insurance coverage will not be material. As of June 30, 2011, we had received insurance proceeds of approximately $1.0 million and recorded a gain on disposal on the old tower of $0.8 million in the 2011 three-month period. As a result of an earlier Federal Communications Commission (the “FCC”) mandate, we disposed of a portion of our broadcast microwave spectrum and recorded a gain of $0.3 million on the disposal during the 2010 three-month period. No similar disposals of our broadcast microwave spectrum were completed in the 2011 three-month period.
     Interest expense. Interest expense decreased $2.1 million, or 12%, to $15.3 million for the 2011 three-month period. This decrease was attributable to a decrease in our average interest rates and a decrease in our average debt balance. On April 29, 2010, we issued $365.0 million aggregate principal amount of Notes. The Notes were issued at a discount to yield 11.0% per annum. We used $300.0 million of the proceeds from the issuance of the Notes to reduce the balance outstanding under our senior credit facility. As a result of this transaction, our average debt balance increased, but the overall interest rate on our total debt outstanding decreased. Later in 2010, we repaid a portion of the outstanding principal of our debt, which reduced the outstanding debt balance. Further, our interest rate swap agreements expired in April 2010, which reduced our average interest rate. Our average debt balance was $831.1 million and $871.6 million during the 2011 and 2010 three-month periods, respectively. The average interest rates, including the effects of our interest rate swap agreements, on our total debt balances were approximately 6.9% and 7.2% during the 2011 and 2010 three-month periods, respectively.
     Income tax expense or benefit. We recognized income tax expense of $1.1 million and $0.2 million for the 2011 and 2010 three-month periods, respectively. For the 2011 and 2010 three-month periods, our effective income tax rate was 30.6% and 26.2%, respectively. We estimate our income and differences between taxable income and recorded income on an annual basis. Our tax provision for each quarter is based upon these full year projections which are revised each reporting period. As a result of our refinancing activities that we completed in April 2010, we revised our full-year 2010 tax estimates during the 2010 three-month period. The revisions to these estimates resulted in a decrease in tax expense during the 2010 three-month period of approximately $0.1 million, which reduced our effective tax rate for the 2010 three-month period. We did not complete a similar transaction in the 2011 three-month period.
Six Months Ended June 30, 2011 (“2011 six-month period”) Compared to Six Months Ended June 30, 2010 (“2010 six-month period”)
     Revenue. Total revenue decreased $0.2 million, or 0.1%, to $145.9 million in the 2011 six-month period due primarily to decreased political and national advertising revenue, partially offset by increased local and internet advertising revenue and retransmission consent revenue. Political advertising revenue decreased $4.7 million, or 56%, to $3.7 million, reflecting decreased advertising from political candidates during the “off year” of the two-year political advertising cycle. Local advertising revenue increased approximately $2.2 million, or 2%, to $91.6 million. Internet advertising revenue increased $2.9 million, or 47%, to $9.1 million. Local and internet advertising revenue increased due to increased spending by advertisers in an improving economic environment. National advertising revenue decreased approximately $1.3 million, or 5%, to $26.4 million. National advertising revenue decreased primarily due to the change in the broadcast network carrying the Super Bowl in 2011 to FOX from CBS and the lack of Olympic Games coverage in 2011. These events did not have as large a negative effect upon our local and internet advertising revenue as they did on our national advertising revenue and, as a result, we were able to grow our revenue in these two advertising customer types. Net advertising revenue associated with the broadcast of the 2011 Super Bowl on our one primary FOX-affiliated channel and four secondary digital FOX-affiliated channels approximated $0.2 million, which was a decrease from our approximated $0.9 million earned in 2010 on our seventeen CBS-affiliated channels. In addition, the 2010 six-month period benefited from approximately $2.8 million of net revenues earned from the broadcast of the 2010 Winter Olympic Games on our NBC-affiliated channels. There was no corresponding broadcast of Olympic Games during the 2011 six-month period. Our five largest local and national advertising categories on a combined basis by customer type for the 2011 six-month period, demonstrated the following changes during the 2011 six-month period compared to the 2010 six-month period: automotive increased 1%; medical increased 11%; restaurant increased 1%; communications increased 4%; and furniture and appliances increased 6%. Retransmission consent revenue increased $0.8 million, or 9%, to $10.1 million in the 2011 six-month period compared to the 2010 six-month period primarily due to an increase in the number of subscribers and improved terms of our retransmission contracts in the 2011 six-month period compared to the 2010 six-month period. Production and other revenue decreased $0.2 million, or 4%, to $3.6 million in the 2011 six-month period compared to the 2010 six-month period. We earned base consulting revenue of $1.1 million in the 2011 and 2010 six-month periods from our agreement with Young.
     Broadcast expenses. Broadcast expenses (before depreciation, amortization and gain on disposal of assets) increased $2.5 million, or 3%, to $96.1 million in the 2011 six-month period, due primarily to an increase in compensation expense of $2.6 million, partially offset by a decrease in non-compensation expense of $0.1 million. Compensation expense increased primarily due to increases in incentive compensation of $1.1 million, commissions of $0.3 million, salaries of $0.2 million and health care expense of $0.5 million. Increase in incentive compensation was due to an accrual of a portion of the currently estimated annual incentive compensation. Commissions increased due to increased local and internet advertising revenue sales. Healthcare expenses increased due to increased claims activity.
     Corporate and administrative expenses. Corporate and administrative expenses (before depreciation, amortization and gain on disposal of assets) decreased $0.3 million, or 5%, to $6.4 million for the 2011 six-month period. The decrease was due primarily to a decrease in compensation expense of $0.6 million, partially offset by an increase in non-compensation expense of $0.3 million.
     Compensation expense decreased primarily due to a decrease in bonus compensation expense. The decrease in bonus compensation expense was due primarily to the payment of an aggregate of $1.05 million in bonuses to certain executive officers in the 2010 six-month period. No bonus payments were made to these executive officers in the 2011 six-month period. We recorded non-cash stock-based compensation expense during the six-month periods ended June 30, 2011 and 2010 of $68,000 and $217,000, respectively. Non-cash stock based compensation expense decreased primarily due to the majority of our outstanding stock options becoming fully vested in 2010.
     Depreciation. Depreciation of property and equipment decreased $2.3 million, or 14%, to $13.6 million for the 2011 six-month period. Depreciation decreased due to a greater amount of property and equipment becoming fully depreciated compared to the amount of property and equipment being placed in service during the 2011 six-month period.
     Gain on disposal of assets. Gain on disposal of assets increased $0.3 million to $0.8 million during the 2011 six-month period as compared to the 2010 six-month period. As discussed above, our primary broadcast tower for WEAU-TV collapsed during inclement weather on March 22, 2011. We recorded a gain on disposal on our old WEAU-TV broadcast tower of $0.8 million in the 2011 six-month period. As a result of an earlier FCC mandate, we disposed of a portion of our broadcast microwave spectrum and recorded a gain of $0.4 million on the disposal during the 2010 six-month period. No similar disposals of our broadcast microwave spectrum were completed in the 2011 six-month period.
     Interest expense. Interest expense decreased $5.7 million, or 15%, to $31.3 million for the 2011 six-month period. This decrease was attributable to a decrease in our average interest rates. Our average debt balance was $831.8 million and $831.0 million during the 2011 six-month period and the 2010 six-month period, respectively. The average interest rates on our total debt balances were 7.1% and 8.9% during the 2011 and 2010 six-month periods, respectively. These interest rates include the effects of our interest rate swap agreements which expired in April 2010.
     Loss on early extinguishment of debt. On March 31, 2010, we amended our senior credit facility. In order to obtain this amendment, we incurred loan issuance costs of approximately $4.5 million, including legal and professional fees. These fees were funded from our cash balances. In connection with this transaction, we reported a loss from early extinguishment of debt of $0.3 million in the 2010 six-month period. We did not complete a similar transaction in the 2011 six-month period.
     Income tax expense or benefit. We recognized an income tax benefit of $0.3 million and $3.0 million in the 2011 and 2010 six-month periods, respectively. The effective income tax rate was 35.0% for the 2011 six-month period and 42.0% in the 2010 six-month period. The effective income tax rate for the 2011 six-month period was lower than the effective income tax rate for the 2010 six-month period due primarily to a larger decrease in our reserve for uncertain tax positions in the 2011 six-month period compared to the 2010 six-month period.
     Preferred stock dividends. Preferred stock dividends decreased $7.4 million, or 67%, to $3.6 million for the 2011 six-month period. On April 29, 2010, we redeemed approximately $60.7 million in face amount of our Series D Perpetual Preferred Stock. As a result of this transaction, we recognized the unaccreted portion of the original issuance costs and discount allocated to the redemption of $60.7 million of Series D Perpetual Preferred Stock as a dividend. Preferred stock dividends have also decreased due to fewer shares of our Series D Perpetual Preferred Stock being outstanding in the 2011 six-month period compared to the 2010 six-month period.

Liquidity and Capital Resources
General
     The following table presents data that we believe is helpful in evaluating our liquidity and capital resources (dollars in thousands).

	Six Months Ended June 30,
	2011	2010
Net cash provided by operating activities	$17,262	$13,961
Net cash used in investing activities	(16,199)	(6,298)
Net cash used in financing activities	(3,037)	(7,949)

Decrease in cash	$(1,974)	$(286)

	As of
	June 30, 2011	December 31, 2010
Cash	$3,457	$5,431
Long-term debt including current portion	$824,969	$826,704
Preferred stock, excluding unamortized original issue discount	$37,418	$37,181
Borrowing availability under our senior credit facility	$40,000	$40,000

Long-term Debt
     Our senior credit facility consists of a revolving loan facility and term loans. Excluding accrued interest, the amount outstanding under our senior credit facility as of June 30, 2011 and December 31, 2010 was comprised solely of term loan balances of $465.4 million and $467.8 million, respectively. The revolving loan facility did not have an outstanding balance as of June 30, 2011 or December 31, 2010. The maximum borrowing capacity available under the revolving loan facility was $40.0 million as of June 30, 2011 and December 31, 2010. Of the maximum borrowing capacity available under our revolving loan facility, the amount that we can draw is limited by certain restrictive covenants, including our first lien net leverage ratio covenant. Based on such covenants, as of June 30, 2011 and December 31, 2010, we had the ability to draw $40.0 million under the revolving loan facility. As of June 30, 2011 and December 31, 2010, we were in compliance with all covenants required under our debt obligations.
     As of June 30, 2011 and December 31, 2010, we had $365.0 million of Notes outstanding.
     As of June 30, 2011 and December 31, 2010, the interest rate on the balance outstanding under the senior credit facility was 3.7% and 4.5%, respectively. As of June 30, 2011 and December 31, 2010, the coupon interest rate and the yield on the Notes were 10.5% and 11.0%, respectively. The yield of the Notes exceeds the coupon interest rate because the Notes were issued with “original issue discount”.
Amendment to Senior Credit Facility
     Effective June 30, 2011, we entered into the third amendment to our senior credit facility which provides for, among other things, our ability to use a portion of the proceeds from a potential issuance by us of certain capital stock and/or debt securities to redeem the outstanding shares of our Series D Perpetual Preferred Stock (including accrued dividends and any premiums), provided that we repay the term loans outstanding under the senior credit facility on not less than a dollar for dollar basis by the amount used to redeem such preferred stock, except to the extent that the redemption of the Series D Perpetual Preferred Stock is effectuated with the proceeds of an issuance of common equity interests. Any such preferred stock redemption must be completed within 40 days of the issuance of such securities, or the proceeds therefrom will be required to be used to repay additional amounts of the loans outstanding under the senior credit facility. We completed the third amendment to our senior credit facility at a cost of approximately $0.5 million, which was funded from cash on hand. These costs were primarily capitalized as deferred financing costs and we are amortizing them over the term of our senior credit facility.

Preferred Stock
     As of June 30, 2011 and December 31, 2010, we had 393 shares of Series D Perpetual Preferred Stock outstanding. The Series D Perpetual Preferred Stock has a liquidation value of $100,000 per share, for a total liquidation value of $39.3 million as of June 30, 2011 and December 31, 2010. The Series D Perpetual Preferred Stock had a recorded value of $37.4 million and $37.2 million as of June 30, 2011 and December 31, 2010, respectively. Our accrued Series D Perpetual Preferred Stock dividend balances as of June 30, 2011 and December 31, 2010 were $17.5 million and $14.1 million, respectively.
     On April 29, 2010, we completed the redemption of approximately $60.7 million in face amount of our Series D Perpetual Preferred Stock, and paid $14.9 million in accrued dividends related thereto, in exchange for $50.0 million in cash, using proceeds from the offering of Notes and the issuance 8.5 million shares of our common stock.
     Except for the dividend payment on April 29, 2010 in connection with the redemption of a portion of the Series D Perpetual Preferred Stock, we have deferred the cash payment of dividends on our Series D Perpetual Preferred Stock since October 1, 2008. When three consecutive cash dividend payments with respect to the Series D Perpetual Preferred Stock remain unfunded, the dividend rate increases from 15.0% per annum to 17.0% per annum. Thus, our Series D Perpetual Preferred Stock dividend began accruing at 17.0% per annum on July 16, 2009 and will accrue at that rate as long as at least three consecutive cash dividend payments remain unfunded.
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
Net Cash Provided By (Used In) Operating, Investing and Financing Activities
     Net cash provided by operating activities was $17.3 million in the 2011 six-month period compared to $14.0 million in the 2010 six-month period. The increase in cash provided by operations was due partially to a reduction in contributions to our pension plans. We contributed $1.1 million and $2.1 million to our pension plans in the 2011 and 2010 six-month periods, respectively. The remaining portion of the increase was due largely to changes in current assets, current liabilities and accrued long-term facility fee.
     Net cash used in investing activities was $16.2 million in the 2011 six-month period compared to net cash used in investing activities of $6.3 million for the 2010 six-month period. The increase in cash used in investing activities was largely due to increased spending for equipment.
     Net cash used in financing activities in the 2011 six-month period was $3.0 million compared to $7.9 million in the 2010 six-month period. This decrease in cash used was due primarily to a decrease in fees related to refinancing activities in the 2011 six-month period compared to the 2010 six-month period.
Capital Expenditures
     Capital expenditures in the 2011 and 2010 six-month periods were $16.7 million and $6.2 million, respectively. The 2011 six-month period included capital expenditures for high definition broadcast equipment for local programming including local news, while the 2010 six-month period did not contain as many comparable projects.
     On March 22, 2011, our primary broadcast tower for WEAU-TV, our station which serves the La Crosse — Eau Claire, Wisconsin market, collapsed during inclement weather. Our loss of property and any loss resulting from business interruption due to the tower collapse will be covered by insurance and we anticipate that any costs from this incident in excess of our insurance coverage will not be material. As of June 30, 2011, we had received insurance proceeds of approximately $1.0 million.
     Excluding the cost of building our new tower at WEAU-TV, we anticipate that our capital expenditures for the remainder of 2011 will be approximately $4.7 million.
Other
     We file a consolidated federal income tax return and such state or local tax returns as are required. Although we may earn taxable operating income in future years, as of June 30, 2011, we anticipate that through the use of our available loss carryforwards we will not pay significant amounts of federal or state income taxes in the next several years.
     We do not believe that inflation has had a significant impact on our results of operations nor is inflation expected to have a significant effect upon our business in the near future.
     During the 2011 six-month period, we contributed $1.1 million to our pension plans. During the remainder of fiscal 2011, we expect to contribute an additional $1.9 million to our pension plans.
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
Cautionary Note Regarding Forward-Looking Statements
     This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21 E of the Securities Exchange Act of 1934. Forward-looking statements are all statements other than those of historical fact. When used in this Quarterly Report, the words “believes,” “expects,” “anticipates,” “estimates,” “will,” “may,” “should” and similar words and expressions are generally intended to identify forward-looking statements. Among other things, statements that describe our expectations regarding our results of operations, general and industry-specific economic conditions, future pension plan contributions, capital expenditures, refinancing transactions and the realization of potential future gains that could be recorded related to insurance proceeds at WEAU-TV are forward-looking statements. Readers of this Quarterly Report are cautioned that any forward-looking statements, including those regarding the intent, belief or current expectations of our management, are not guarantees of future performance, results or events and involve risks and uncertainties, and that actual results and events may differ materially from those contained in the forward-looking statements as a result of various factors including, but not limited to, those listed under the heading “Risk Factors” in our 2010 Form 10-K and subsequently filed quarterly reports on Form 10-Q, as well as the other factors described from time to time in our filings with the Securities and Exchange Commission. Forward-looking statements speak only as of the date they are made. We undertake no obligation to update such forward-looking statements to reflect subsequent events or circumstances.
Item 3. Quantitative and Qualitative Disclosure About Market Risk
     We believe that the market risk of our financial instruments as of June 30, 2011 has not materially changed since December 31, 2010. The market risk profile on December 31, 2010 is disclosed in our 2010 Form 10-K.

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
     There were no changes in our internal control over financial reporting during the three-month period ended June 30, 2011 identified in connection with this evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1A. Risk Factors
     Please refer to the information set out under the heading “Risk Factors” in Part I, Item 1A in our 2010 Form 10-K for a description of risk factors that we determined to be most material to our financial condition and results of operation. We do not believe there have been any material changes in these risk factors.
Item 6. Exhibits

10.1	Third Amendment to the Credit Agreement by and among Gray Television, Inc. and certain subsidiaries thereof, the Lenders party thereto and Wells Fargo Bank, N.A., successor-by-merger to Wachovia Bank, National Association, as Administrative Agent

31.1	Rule 13(a) — 14(a) Certificate of Chief Executive Officer

31.2	Rule 13(a) — 14(a) Certificate of Chief Financial Officer

32.1	Section 1350 Certificate of Chief Executive Officer

32.2	Section 1350 Certificate of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAY TELEVISION, INC. (Registrant)
Date: August 8, 2011	By:	/s/ James C. Ryan
James C. Ryan,
Senior Vice President and Chief Financial Officer