Form 10-Q
period 2011-09-30
GRAY TELEVISION INC
filed 2011-11-04
CIK 43196

DRAFT #3, October 20, 2011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ✓   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   ✓   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes          No   ✓

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock (No Par Value)	Class A Common Stock (No Par Value)
51,400,098 shares outstanding as of October 31, 2011	5,753,020 shares outstanding as of October 31, 2011

INDEX

GRAY TELEVISION, INC.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

GRAY TELEVISION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands)

	September 30, 2011	December 31, 2010
Assets:
Current assets:
Cash	$9,135	$5,431
Accounts receivable, less allowance for doubtful accounts of $2,265 and $1,051, respectively	56,203	64,487
Current portion of program broadcast rights, net	9,919	9,815
Deferred tax asset	2,565	2,565
Prepaid and other current assets	3,337	2,393

Total current assets	81,159	84,691

Property and equipment, net	137,933	137,148
Deferred loan costs, net	10,830	12,334
Broadcast licenses	818,981	818,981
Goodwill	170,522	170,522
Other intangible assets, net	740	837
Investment in broadcasting company	13,599	13,599
Other	3,865	4,181

Total assets	$1,237,629	$1,242,293

See notes to condensed consolidated financial statements.

DRAFT #3, October 20, 2011

GRAY TELEVISION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands)

	September 30, 2011	December 31, 2010
Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$3,186	$5,609
Employee compensation and benefits	11,429	12,362
Accrued interest	17,445	7,831
Other accrued expenses	4,209	4,201
Federal and state income taxes	3,210	3,802
Current portion of program broadcast obligations	13,373	14,822
Acquisition related liabilities	255	899
Deferred revenue	4,728	4,197
Current portion of long-term debt	4,823	4,823

Total current liabilities	62,658	58,546

Long-term debt, less current portion	819,278	821,881
Program broadcast obligations, less current portion	1,190	1,358
Deferred income taxes	158,893	157,929
Long-term deferred revenue	1,216	1,754
Long-term accrued dividends	15,960	14,118
Accrued pension costs	20,378	18,624
Other	1,268	1,495

Total liabilities	1,080,841	1,075,705

Commitments and contingencies (Note 8)

Preferred stock, no par value; cumulative; redeemable; designated 1.00 shares, issued and outstanding 0.33 and 0.39 shares, respectively ($32,795 and $39,307 aggregate liquidation value, respectively)	31,330	37,181

Stockholders’ equity:
Common stock, no par value; authorized 100,000 shares, issued 56,054 shares and 56,043 shares, respectively	479,829	479,704
Class A common stock, no par value; authorized 15,000 shares, issued 7,332 shares	15,321	15,321
Accumulated deficit	(299,191)	(295,117)
Accumulated other comprehensive loss, net of income tax benefit	(7,988)	(7,988)

	187,971	191,920
Treasury stock at cost, common stock, 4,655 shares	(40,115)	(40,115)
Treasury stock at cost, Class A common stock, 1,579 shares	(22,398)	(22,398)

Total stockholders’ equity	125,458	129,407

Total liabilities and stockholders’ equity	$1,237,629	$1,242,293

See notes to condensed consolidated financial statements.

DRAFT #3, October 20, 2011

GRAY TELEVISION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands except for per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Revenues (less agency commissions)	$76,518	$85,345	$222,461	$231,463
Operating expenses before depreciation, amortization and gain on disposal of assets, net:
Broadcast	48,678	49,796	144,787	143,455
Corporate and administrative	4,089	3,369	10,529	10,128
Depreciation	6,530	7,495	20,166	23,401
Amortization of intangible assets	29	120	97	362
Gain on disposals of assets, net	(1,030)	(85)	(1,874)	(609)

	58,296	60,695	173,705	176,737

Operating income	18,222	24,650	48,756	54,726
Other (expense) income:
Miscellaneous (expense) income, net	-	(15)	3	43
Interest expense	(15,165)	(16,671)	(46,508)	(53,713)
Loss on early extinguishment of debt	-	-	-	(349)

Income before income taxes	3,057	7,964	2,251	707
Income tax expense (benefit)	1,073	2,456	791	(592)

Net income	1,984	5,508	1,460	1,299
Preferred stock dividends (includes accretion of issuance cost of $425, $118, $661, and $4,371, respectively )	1,957	1,789	5,534	12,793

Net income (loss) available to common stockholders	$27	$3,719	$(4,074)	$(11,494)

Basic per share information:
Net income (loss) available to common stockholders	$-	$0.07	$(0.07)	$(0.22)

Weighted-average shares outstanding	57,118	57,071	57,115	53,394

Diluted per share information:
Net income (loss) available to common stockholders	$-	$0.07	$(0.07)	$(0.22)

Weighted-average shares outstanding	57,118	57,072	57,115	53,394

Dividends declared per common share	$-	$-	$-	$-

See notes to condensed consolidated financial statements.

DRAFT #3, October 20, 2011

GRAY TELEVISION, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS (Unaudited)

(in thousands except for number of shares)

	0000000	0000000	0000000	0000000	0000000	0000000	0000000	0000000	0000000	0000000	0000000
	Class A Common Stock		Common Stock		Accumulated Deficit	Class A Treasury Stock		Common Treasury Stock		Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount		Shares	Amount	Shares	Amount

Balance at December 31, 2010	7,331,574	$15,321	56,043,317	$479,704	$(295,117)	(1,578,554)	$(22,398)	(4,654,750)	$(40,115)	$(7,988)	$129,407

Net income	-	-	-	-	1,460	-	-	-	-	-	1,460

Preferred stock dividends	-	-	-	-	(5,534)	-	-	-	-	-	(5,534)

Issuance of common stock:
401(k) plan	-	-	10,273	23	-	-	-	-	-	-	23

Stock-based compensation	-	-	-	102	-	-	-	-	-	-	102

Balance at September 30, 2011	7,331,574	$15,321	56,053,590	$479,829	$(299,191)	(1,578,554)	$(22,398)	(4,654,750)	$(40,115)	$(7,988)	$125,458

See notes to condensed consolidated financial statements.

DRAFT #3, October 20, 2011

GRAY TELEVISION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	000000000000	000000000000
	Nine Months Ended September 30,
	2011	2010
Operating activities
Net income	$1,460	$1,299
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	20,166	23,401
Amortization of intangible assets	97	362
Amortization of deferred loan costs	2,190	1,333
Amortization of notes’ original issue discount	1,015	564
Amortization of restricted stock awards	102	174
Amortization of stock option awards	-	100
Loss from early extinguishment of debt	-	349
Payment of long-term facility fee, net of accrual	-	(7,168)
Amortization of program broadcast rights	10,688	11,438
Payments on program broadcast obligations	(12,452)	(11,590)
Deferred income taxes	791	(551)
Gain on disposal of assets, net	(1,874)	(609)
Other	991	(1,184)
Changes in operating assets and liabilities:
Receivables and other current assets	7,714	(163)
Accounts payable and other current liabilities	(2,855)	3,082
Accrued interest	9,614	3,902

Net cash provided by operating activities	37,647	24,739

Investing activities
Purchases of property and equipment	(21,383)	(10,478)
Proceeds from asset sales	2,092	275
Equipment transactions related to spectrum reallocation, net	-	(179)
Payments on acquisition-related liabilities	(461)	(533)
Other	(328)	(1)

Net cash used in investing activities	(20,080)	(10,916)

Financing activities
Proceeds from borrowings on long-term debt	9,000	358,010
Repayments of borrowings on long-term debt	(12,617)	(304,525)
Deferred loan costs	(703)	(13,071)
Dividends paid, net of accreted preferred dividend	(3,031)	(14,892)
Redemption of preferred stock	(6,512)	(60,693)
Proceeds from issuance of common stock	-	25,518

Net cash used in financing activities	(13,863)	(9,653)

Net increase in cash	3,704	4,170
Cash at beginning of period	5,431	16,000

Cash at end of period	$9,135	$20,170

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Basis of Presentation

The accompanying condensed consolidated balance sheet of Gray Television, Inc. (“we”, “us”, “our”, “Gray” or the “Company”) as of December 31, 2010, which was derived from our audited financial statements as of December 31, 2010, and our accompanying unaudited condensed consolidated financial statements as of and for the period ended September 30, 2011, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, such financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In our opinion, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation of periods presented have been included. Operating results for the three-month and nine-month periods ended September 30, 2011 are not necessarily indicative of the results that may be expected for any future interim period or for the year ending December 31, 2011. Our operations consist of one reportable segment. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”).

Seasonality and Cyclicality

Broadcast advertising revenue is generally highest in the second and fourth quarters each year, due in part to increases in advertising in the spring and in the period leading up to and including the holiday season. In addition, broadcast advertising revenues are generally higher during even numbered years due to increased spending by political candidates and special interest groups in advance of upcoming elections, which spending typically is heaviest during the fourth quarter of such years.

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

Earnings Per Share

We compute basic earnings per share by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the relevant period. The weighted-average number of common shares outstanding does not include unvested restricted shares. These shares, although classified as issued and outstanding, are considered contingently returnable until the restrictions lapse and are not included in the basic earnings per share calculation until such restrictions lapse and such shares vest. Diluted earnings per share is computed by including all potentially dilutive common shares, including unvested restricted stock and shares underlying stock options, in the diluted weighted-average shares outstanding calculation. The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding for the three-month and nine-month periods ended September 30, 2011 and 2010 (in thousands):

	00000000000	00000000000	00000000000	00000000000
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Weighted-average shares outstanding - basic	57,118	57,071	57,115	53,394
Potentially dilutive common shares from the issuance of shares underlying stock options and restricted stock	-	1	-	-

Weighted-average shares outstanding - diluted	57,118	57,072	57,115	53,394

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

	00000000000	00000000000	00000000000	00000000000
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Potentially dilutive common shares outstanding at end of period:
Shares underlying employee stock options	1,003	1,036	1,003	1,036
Unvested restricted stock	33	66	33	66

Subtotal	1,036	1,102	1,036	1,102
Less dilutive securities included in weighted-average shares outstanding - diluted	-	(1)	-	-

Potentially dilutive securities outstanding at end of period which were excluded from weighted-average shares outstanding - diluted	1,036	1,101	1,036	1,102

Accumulated Other Comprehensive Loss

Our accumulated other comprehensive loss balances as of September 30, 2011 and December 31, 2010 consist of adjustments to our pension liability as follows (in thousands):

	00000000000	00000000000
	September 30, 2011	December 31, 2010
Accumulated balances of items included in accumulated other comprehensive loss:
Pension liability adjustments, net of income tax	$(7,988)	$(7,988)

Accumulated other comprehensive loss	$(7,988)	$(7,988)

Our net income reconciled to our comprehensive income for three-month and nine-month periods ended September 30, 2011 and 2010 is as follows (in thousands):

	0000000000	0000000000	0000000000	0000000000
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income	$1,984	$5,508	$1,460	$1,299
Gain on derivatives, net of income tax	-	-	-	3,870

Comprehensive income	$1,984	$5,508	$1,460	$5,169

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

	0000000000	0000000000
	September 30, 2011	December 31, 2010
Property and equipment:
Land	$23,438	$23,397
Buildings and improvements	52,991	51,773
Equipment	314,769	299,915

	391,198	375,085
Accumulated depreciation	(253,265)	(237,937)

Total property and equipment, net	$137,933	$137,148

On March 22, 2011, our primary broadcast tower for WEAU-TV, our station which serves the La Crosse – Eau Claire, Wisconsin market, collapsed during inclement weather. Our loss of property and any loss resulting from business interruption due to the tower collapse will be covered by insurance and we anticipate that any costs from this incident in excess of our insurance coverage will not be material. As of September 30, 2011, we had received insurance proceeds of approximately $2.0 million and recorded a gain on disposal on the old tower of $1.9 million in the nine-month period ended September 30, 2011.

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

In September 2011, the Financial Accounting Standards Board (“FASB”) issued FASB Accounting Standards Update 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The objective of this update is to simplify how entities, both public and nonpublic, test goodwill for impairment. This update permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent.

Previous guidance under Topic 350 required an entity to test goodwill for impairment, on at least an annual basis, by comparing the fair value of a reporting unit with its carrying amount, including goodwill (step one). If the fair value of a reporting unit is less than its carrying amount, then the second step of the test must be performed to measure the amount of the impairment loss, if any. Under this update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.

This update is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. We do not anticipate the adoption of this update will have a material impact on our consolidated results of operations, financial position or cash flows.

In June 2011, the FASB issued FASB Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This update requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. This update should be applied retrospectively. For public entities, this update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. This update does not require any transition disclosures. As this update is only disclosure-related, it will not have an impact on our financial position and results of operations. However, it will require us to revise our presentation of comprehensive income.

In May 2011, the FASB issued FASB Accounting Standards Update 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. Generally Accepted Accounting Principles (“GAAP”) and International Financial Reporting Standards (“IFRS”). This update results in common fair value measurement and disclosure requirements in U.S. GAAP and IFRS. Consequently, this update changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for this update to result in a change in the application of the requirements in Topic 820. This update clarifies the FASB’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. This update is to be applied prospectively. For public entities, this update is effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. We do not anticipate the adoption of this update will have a material impact on our consolidated results of operations, financial position or cash flows.

Changes in Classifications

The classification of certain prior period amounts in the operating section of our accompanying unaudited condensed consolidated statement of cash flows have been changed in order to conform to the current presentation.

2.	Long-term Debt

Long-term debt consists of our senior credit facility and 10 1/2% senior secured second lien notes due 2015 (the “Notes”) as follows (in thousands):

	0000000000	0000000000
	September 30, 2011	December 31, 2010
Long-term debt including current portion:
Senior credit facility	$464,174	$467,791
10 1/2% senior secured second lien notes at liquidation value	365,000	365,000

Total long-term debt including current portion at liquidation value	829,174	832,791
Less unamortized discount on 10 1/2% senior secured second lien notes	(5,073)	(6,087)

Total long-term debt at recorded value	$824,101	$826,704

Borrowing availability under our senior credit facility	40,000	40,000

Our senior credit facility consists of a revolving loan facility and term loans. Excluding accrued interest, the amount outstanding under our senior credit facility as of September 30, 2011 and December 31, 2010 was comprised solely of term loan balances of $464.2 million and $467.8 million, respectively. The revolving loan facility did not have an outstanding balance as of September 30, 2011 or December 31, 2010. The maximum borrowing capacity of $40.0 million as of September 30, 2011 and December 31, 2010 is limited by our required compliance with certain restrictive covenants, including a first lien net leverage ratio covenant. As of September 30, 2011 and December 31, 2010, we were in compliance with all covenants required under our debt obligations.

As of September 30, 2011 and December 31, 2010, we had $365.0 million of Notes outstanding.

As of September 30, 2011 and December 31, 2010, the interest rate on the balance outstanding under the senior credit facility was 3.7% and 4.5%, respectively. As of September 30, 2011 and December 31, 2010, the coupon interest rate and the yield on the Notes were 10.5% and 11.0%, respectively. The yield on the Notes exceeds the coupon interest rate because the Notes were issued with “original issue discount”.

The collateral for our debt obligations consists of substantially all of our and our subsidiaries’ assets. In addition, our subsidiaries are joint and several guarantors of these obligations and our ownership interests in our subsidiaries are pledged to collateralize the obligations.

Amendment to Senior Credit Facility

Effective June 30, 2011, we entered into the third amendment to our senior credit facility which provides for, among other things, our ability to use a portion of the proceeds from a potential issuance by us of certain capital stock and/or debt securities to redeem the outstanding shares of our Series D Perpetual Preferred Stock (including accrued dividends and any premiums), provided that we repay the term loans outstanding under the senior credit facility on not less than a dollar for dollar basis by the amount used to redeem such preferred stock, except to the extent that the redemption of the Series D Perpetual Preferred Stock is effectuated with the proceeds of an issuance of common equity securities. Any such preferred stock redemption must be completed within 40 days of the issuance of such securities or the proceeds therefrom will be required to be used to repay additional amounts of the loans outstanding under the senior credit facility. We completed the third amendment to our senior credit facility at a cost of approximately $0.5 million, which was funded from cash on hand. These costs were primarily capitalized as deferred financing costs and we are amortizing them over the term of our senior credit facility.

3.	Derivatives

Risk Management Objectives of Using Derivatives

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

Cash Flow Hedges of Interest Rate Risk

In using interest rate derivatives, our objectives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish these objectives, we primarily use interest rate swap agreements as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable rate amounts from a counterparty in exchange for our making fixed-rate payments over the life of the applicable agreement, without exchange of the underlying notional amount. Under the terms of our senior credit facility, we were required to fix the interest rate on at least 50.0% of the outstanding balance thereunder through March 19, 2010. Since that date, we have not been required to fix, and have not fixed, interest rates on any amounts outstanding thereunder.

During 2007, we entered into three swap agreements to convert $465.0 million of our variable rate debt under our senior credit facility to fixed rate debt. These interest rate swap agreements expired on April 3, 2010, and they were our only derivatives in effect during the nine-month period ended September 30, 2010. We did not have any swap agreements in effect during the nine-month period ended September 30, 2011. Upon entering into the swap agreements, we designated them as hedges of variability of our variable rate interest payments attributable to changes in three-month London Interbank Offered Rate (“LIBOR”), the designated interest rate. Therefore, these interest rate swap agreements were, prior to their respective expiration dates, considered cash flow hedges.

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

We did not have any derivatives in effect as of September 30, 2011 or December 31, 2010.

The following table presents the effect of our derivative financial instruments on our consolidated statements of operations for the three-month and nine-month periods ended September 30, 2011 and 2010 (in thousands):

	00000000000	00000000000	00000000000	00000000000
	Cash Flow Hedging Relationships for the
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Interest rate swap agreements:
Liability at beginning of period	$-	$-	$-	$(6,344)

Effective portion of gains recognized in other comprehensive income (loss)	-	-	-	(5,936)

Effective portion of losses recorded in accumulated other comprehensive loss and reclassified into interest expense	-	-	-	12,280

Liability at end of period	$-	$-	$-	$-

For the nine-month period ended September 30, 2010, we recorded income on derivatives as other comprehensive income of $3.9 million, net of a $2.5 million income tax expense.

4.	Fair Value Measurement

Fair value is the price that a market participant would receive to sell an asset or pay to transfer a liability in an orderly transaction. Fair value is also considered the exit price. When measuring fair value, we utilize market data or assumptions that market participants would use in pricing an asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation methodology. These inputs can be readily observable, market corroborated or generally unobservable. We utilize valuation methodologies that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized into a hierarchy that gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (“Level 1”) and the lowest priority to unobservable inputs that require assumptions to measure fair value (“Level 3”). Level 2 inputs are those that are other than quoted prices included within Level 1 that are observable for the asset or liability either directly or indirectly (“Level 2”).

Non-Recurring Fair Value Measurements

We have certain assets that are measured at fair value on a non-recurring basis and are adjusted to fair value only when the carrying values exceed their fair values. Included in the following table are the significant categories of assets measured at fair value on a non-recurring basis as of September 30, 2011 and December 31, 2010 and any impairment charges recorded for those assets in the nine-month periods ended September 30, 2011 and 2010 (in thousands).

Non-Recurring Fair Value Measurements

	00000000	00000000	00000000	00000000	00000000	00000000
	As of September 30, 2011				Impairment Loss for the Nine Months Ended September 30,
	Level 1	Level 2	Level 3	Total	2011	2010
Assets:
Property and equipment, net	$ -	$ -	$137,933	$137,933	$-	$-
Program broadcast rights	-	-	10,868	10,868	193	185
Investment in broadcasting company	-	-	13,599	13,599	-	-
Broadcast licenses	-	-	818,981	818,981	-	-
Goodwill	-	-	170,522	170,522	-	-
Other intangible assets, net	-	-	740	740	-	-

Total	$ -	$ -	$1,152,643	$1,152,643	$193	$185

	00000000	00000000	00000000	00000000
	As of December 31, 2010
	Level 1	Level 2	Level 3	Total
Assets:
Property and equipment, net	$ -	$ -	$137,148	$137,148
Program broadcast rights	-	-	10,721	10,721
Investment in broadcasting company	-	-	13,599	13,599
Broadcast licenses	-	-	818,981	818,981
Goodwill	-	-	170,522	170,522
Other intangible assets, net	-	-	837	837

Total	$ -	$ -	$1,151,808	$1,151,808

Fair value of our property and equipment is estimated to be at least equal to our recorded cost net of accumulated depreciation, and these values are reviewed for impairment annually. Fair values of our investment in broadcasting company, broadcast licenses, goodwill and other intangible assets, net, are estimated to be at least equal to our recorded cost and have been subjected to impairment testing as of December 31 of each year unless a triggering event occurs during an interim reporting period. No such triggering events occurred in the current reporting period. We have historically tested our program broadcast rights for impairment each quarter. Program broadcast rights impairment charges were recorded as a broadcast operating expense in the respective periods.

Fair Value of Other Financial Instruments

The estimated fair value of other financial instruments is determined using the best available market information and appropriate valuation methodologies. Interpreting market data to develop fair value estimates involves considerable judgment. The use of different market assumptions or methodologies may have a material effect on the estimated fair value amounts. Accordingly, the estimates presented are not necessarily indicative of the amounts that we could realize in a current market exchange, or the value that ultimately will be realized upon maturity or disposition.

The carrying amounts of the following instruments approximate fair value, due to their short term to maturity: (i) accounts receivable, (ii) prepaid and other current assets, (iii) accounts payable, (iv) accrued employee compensation and benefits, (v) accrued interest, (vi) other accrued expenses, (vii) acquisition-related liabilities and (viii) deferred revenue.

The carrying amount of our long-term debt was $824.1 million and $826.7 million, respectively, and the fair value was $771.8 million and $822.4 million, respectively as of September 30, 2011 and December 31, 2010. Fair value of our long-term debt is based on estimates provided by third party financial professionals as of September 30, 2011 and December 31, 2010.

5.	Preferred Stock

We had 328 shares and 393 shares of Series D Perpetual Preferred Stock outstanding as of September 30, 2011 and December 31, 2010, respectively. The Series D Perpetual Preferred Stock has a liquidation value of $100,000 per share, for a total liquidation value of $32.8 million and $39.3 million as of September 30, 2011 and December 31, 2010, respectively, and a recorded value of $31.3 million and $37.2 million as of September 30, 2011 and December 31, 2010, respectively. The difference between the liquidation values and the recorded values was the unaccreted portion of the original issuance discount and issuance cost. Our accrued Series D Perpetual Preferred Stock dividend balances as of September 30, 2011 and December 31, 2010 were $16.0 million and $14.1 million, respectively.

In August 2011, we redeemed an aggregate of approximately $6.5 million in face amount of our Series D Perpetual Preferred Stock, and paid $3.0 million in accrued dividends related thereto. We used $9.5 million in cash on hand to fund these transactions. On April 29, 2010, we completed the redemption of approximately $60.7 million in face amount of our Series D Perpetual Preferred Stock, and paid $14.9 million in accrued dividends related thereto, in exchange for $50.0 million in cash, using proceeds from the offering of the Notes and the issuance of 8.5 million shares of our common stock.

Except for the dividend payments in connection with the redemptions of a portion of the Series D Perpetual Preferred Stock, we have deferred the cash payment of dividends on our Series D Perpetual Preferred Stock since October 1, 2008. While three consecutive cash dividend payments with respect to the Series D Perpetual Preferred Stock remain unfunded, the dividend rate remains at 17.0% per annum. Our Series D Perpetual Preferred Stock dividend began accruing at 17.0% per annum on July 16, 2009 and will continue to accrue at that rate as long as at least three consecutive cash dividend payments remain unfunded.

While any Series D Perpetual Preferred Stock dividend payments are in arrears, we are prohibited from repurchasing, declaring and/or paying any cash dividend with respect to any equity securities having liquidation preferences equivalent to or junior in ranking to the liquidation preferences of the Series D Perpetual Preferred Stock, including our common stock and Class A common stock. We can provide no assurances as to when any future cash payments will be made on any accumulated and unpaid Series D Perpetual Preferred Stock dividends.

6.	Retirement Plans

The following table provides the components of net periodic benefit cost for our pension plans for the three-month and nine-month periods ended September 30, 2011 and 2010, respectively (in thousands):

	0000000000	0000000000	0000000000	0000000000
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Service cost	$568	$723	$2,701	$2,489
Interest cost	996	980	2,502	2,260
Expected return on plan assets	(780)	(738)	(2,014)	(1,693)
Loss amortization	496	256	805	753

Net periodic benefit cost	$1,280	$1,221	$3,994	$3,809

During the nine-month period ended September 30, 2011, we contributed $2.2 million to our pension plans. During the remainder of the fiscal year ending December 31, 2011, we expect to contribute an additional $1.0 million to our pension plans.

7.	Stock-based Compensation

We recognize compensation expense for share-based payment awards granted to our employees and directors, including stock option and restricted share awards under our 2007 Long-Term Incentive Plan and the Directors’ Restricted Stock Plan. The following table provides our stock-based compensation expense and related income tax benefit for the three-month and nine-month periods ended September 30, 2011 and 2010, respectively (in thousands).

	0000000000	0000000000	0000000000	0000000000
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Stock-based compensation expense, gross	$34	$57	$102	$274
Income tax benefit at our statutory rate associated with stock-based compensation	(13)	(22)	(40)	(107)

Stock-based compensation expense, net	$21	$35	$62	$167

Long-term Incentive Plan

During the nine-month periods ended September 30, 2011 and 2010, we did not grant any options to our employees to acquire our common stock. A summary of stock option activity related to our common stock for the nine-month periods ended September 30, 2011 and 2010 is as follows (option amounts in thousands):

	0000000000	0000000000	0000000000	0000000000
	Nine Months Ended September 30,
	2011		2010
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Common stock:
Stock options outstanding - beginning of period	1,005	$7.51	1,476	$8.28
Options expired	-	$-	(368)	$9.99
Options forfeited	(2)	$8.61	(72)	$10.43

Stock options outstanding - end of period	1,003	$7.50	1,036	$7.52

Exercisable at end of period	1,003	$7.50	1,036	$7.52

For the nine-month period ended September 30, 2011, there were no options outstanding for the purchase of our Class A common stock. As of September 30, 2011, the market price of our common stock was less than the exercise prices of all of our outstanding stock options.

Directors’ Restricted Stock Plan

During the nine-month periods ended September 30, 2011 and 2010, we did not grant any shares of restricted stock to our directors. The unearned compensation resulting from previous grants is being amortized as an expense over the vesting period of the restricted common stock. The total amount of unearned compensation is equal to the market value of the shares at the date of grant, net of accumulated amortization.

The following table summarizes our unvested restricted shares during the nine-month period ended September 30, 2011 and the weighted-average fair value per share as of the date of grant (shares in thousands):

	0000000000	0000000000
	Number of Shares	Weighted-average Fair Value Per Share
Restricted Stock:
Unvested common restricted shares, December 31, 2010	33	$5.74
Granted	-	-
Vested	-	-

Unvested common restricted shares, September 30, 2011	33	$5.74

8.	Commitments and Contingencies

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

On July 1, 2006, the terms of the agreement between IMG and us were amended. As amended, the UK Agreement provides that we will share in profits in excess of certain amounts specified by the agreement, if any, but not losses. The agreement also provides that we will separately retain all local broadcast advertising revenue and pay all local broadcast expenses for activities under the agreement. Under the amended agreement, IMG agreed to make all license fee payments to UK. However, if IMG is unable to pay the license fee to UK, we will then be required to pay the unpaid portion of the license fee to UK. As of September 30, 2011, the aggregate license fee to be paid by IMG to UK over the remaining portion of the full ten-year term (including the optional three year extension) of the agreement is approximately $33.8 million. If we make advances on behalf of IMG, IMG is required to reimburse us for the amount paid within 60 days after the close of each contract year, which ends on June 30th. IMG has also agreed to pay interest on any advance at a rate equal to the prime rate. During the nine-month period ended September 30, 2011, we did not advance any amounts to UK on behalf of IMG under this agreement. As of September 30, 2011, we do not consider the risk of non-performance by IMG to be high.

9.	Goodwill and Intangible Assets

Our intangible assets are primarily comprised of network affiliation agreements and broadcast licenses. We did not acquire any network affiliation agreements or broadcast licenses during the nine-month period ended September 30, 2011. Upon renewal of such intangible assets, we expense all related fees as incurred. There were no triggering events that required a test of impairment of our goodwill or intangible assets during the nine-month period ended September 30, 2011.

10.	Income Taxes

For the three-month and nine-month periods ended September 30, 2011 and 2010, our income tax expense (benefit) and effective tax rates were as follows (dollars in thousands):

	0000000000	0000000000	0000000000	0000000000
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Income tax expense (benefit)	$1,073	$2,456	$791	$(592)
Effective income tax rate	35.1%	30.8%	35.1%	(83.7)%

We estimate the differences between taxable income or loss and recorded income or loss on an annual basis. Our tax provision for each quarter is based upon these full year projections, which are revised each reporting period. These projections incorporate estimates of permanent differences between U.S. GAAP income or loss and taxable income or loss, state income taxes and adjustments to our liability for unrecognized tax benefits to adjust our statutory Federal income tax rate of 35% to our effective income tax rate.

For the nine-month period ended September 30, 2011, these estimates increased or decreased our statutory Federal income tax rate of 35.0% to our effective income tax rate of 35.1% as follows: permanent differences between our U.S. GAAP income and taxable income added 4.4% and state income taxes added 7.0%, while adjustments to our reserve for uncertain tax positions resulted in a reduction of 10.1% and other items resulted in a reduction of 1.2%.

For the nine-month period ended September 30, 2010, these estimates increased or decreased our statutory Federal income tax rate of 35.0% to our effective income tax rate of (83.7)% as follows: permanent differences between our U.S. GAAP income and taxable income added 1.5% and state income taxes added 9.1%, while adjustments to our reserve for uncertain tax positions resulted in a reduction of 3.9%. During the nine-month period ended September 30, 2010, we also elected a change in filing status in a state tax jurisdiction. As a result of this change in filing status, a deferred tax asset valuation allowance of $0.9 million on the state net operating loss was no longer necessary and was released, which reduced our effective tax rate by 125.4% for the nine-month period ended September 30, 2010.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Introduction

The following management’s discussion and analysis of the financial condition and results of operations of Gray Television, Inc. (“we”, “us”, “our”, “Gray” or the “Company”) should be read in conjunction with our unaudited condensed consolidated financial statements and related notes contained in this report and our audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (the “2010 Form 10-K”).

Overview

Gray Television, Inc. is a television broadcast company headquartered in Atlanta, GA. Gray currently operates 36 television stations serving 30 markets. We broadcast a primary channel from each of our stations and also operate at least one digital second channel from the majority of our stations. Each of our primary channels are affiliated with either CBS Inc. or “CBS” (17 channels), the National Broadcasting Corporation, Inc. or “NBC” (ten channels), the American Broadcasting Corporation or “ABC” (eight channels) or FOX Entertainment Group, Inc. or “FOX” (one channel). In addition, we currently operate 40 digital second channels that are affiliated with either ABC (one channel), FOX (four channels), The CW Network, LLC or “CW” (eight channels), Twentieth Television, Inc. or “MyNetworkTV” (18 channels), Universal Sports Network (one channel) and The Country Network (one channel) or are operated as local news/weather channels (seven channels). Our 17 CBS-affiliated stations make us the largest independent owner of CBS affiliates in the United States. Our combined TV station group reaches approximately 6.3% of total United States households.

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

Most advertising contracts are short-term and generally run only for a few weeks. Approximately 65.3% of the net revenues of our television stations for the nine-month period ended September 30, 2011 were generated from local advertising (including political advertising revenue), which is sold primarily by a station’s sales staff directly to local accounts, and the remainder was represented primarily by national advertising, which is sold by a station’s national advertising sales representatives. The stations generally pay commissions to advertising agencies on local, regional and national advertising and the stations also pay commissions to the national sales representatives on national advertising, including certain political advertising.

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

During the recent economic recession, many of our advertising customers reduced their advertising spending. In 2010, the economy began to improve and our advertising customers began to increase their advertising spending. In the nine-month period ended September 30, 2011, our non-political advertising revenue, in total, increased over 2010 levels, which is largely due to increases in our internet advertising revenue. Our non-political advertising revenue includes our local, national and internet advertising revenue. Traditionally, automotive dealers have accounted for a significant portion of our advertising revenue and they increased their advertising spending in the nine-month period ended September 30, 2011 as compared to the nine-month period ended September 30, 2010.

In even numbered years, there are a relatively greater number of elections than in odd numbered years. Consistent therewith, in the first nine months of 2011, our political advertising revenue decreased as compared to the nine-month period ended September 30, 2010 due to decreased advertising by political candidates and special interest groups. Our non-advertising revenue, such as retransmission consent revenue and consulting revenue, remained at a consistent level or increased in the nine-month period ended September 30, 2011 as compared to the nine-month period ended September 30, 2010. Our advertising revenue remains under pressure, to an extent, from the internet as a competitor for advertising spending. We continue to enhance and market our internet websites in order to generate additional revenue.

Please see our “Results of Operations” and “Liquidity and Capital Resources” sections below for further discussion of our operating results.

Revenue

Set forth below are the principal types of revenue, less agency commissions, earned by us for the periods indicated and the percentage contribution of each to our total revenue (dollars in thousands):

	00000000	00000000	00000000	00000000	00000000	00000000	00000000	00000000
	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2010		2011		2010
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Revenue:
Local	$44,711	58.4%	$44,278	51.9%	$136,261	61.3%	$133,675	57.8%
National	13,786	18.0%	14,294	16.7%	40,189	18.1%	42,036	18.2%
Internet	5,213	6.8%	3,329	3.9%	14,325	6.4%	9,525	4.1%
Political	5,243	6.9%	16,042	18.8%	8,940	4.0%	24,413	10.5%
Retransmission consent	5,162	6.7%	4,658	5.5%	15,264	6.9%	13,967	6.0%
Production and other	1,680	2.2%	2,022	2.4%	5,308	2.4%	5,808	2.5%
Network compensation	173	0.2%	172	0.2%	524	0.2%	389	0.2%
Consulting revenue	550	0.8%	550	0.6%	1,650	0.7%	1,650	0.7%

Total	$76,518	100.0%	$85,345	100.0%	$222,461	100.0%	$231,463	100.0%

Results of Operations

Three Months Ended September 30, 2011 (“2011 three-month period”) Compared to Three Months Ended September 30, 2010 (“2010 three-month period”)

Revenue. Total revenue decreased $8.8 million, or 10%, to $76.5 million in the 2011 three-month period due primarily to decreased national and political advertising revenue, partially offset by increased local and internet advertising revenue and retransmission consent revenue. National advertising revenue decreased approximately $0.5 million, or 4%, to $13.8 million. Internet advertising revenue increased $1.9 million, or 57%, to $5.2 million. Local advertising revenue increased approximately $0.4 million, or 1%, to $44.7 million. Local and internet advertising revenue increased due to increased spending by advertisers in a modestly improving economic environment while national advertising revenue suffered somewhat from decreased advertising spending by supermarket, financial/insurance and entertainment customers. Our five largest local and national advertising categories on a combined local and national basis by customer type for the 2011 three-month period demonstrated the following changes during the period compared to the 2010 three-month period: automotive increased 5%; restaurant increased 3%; medical increased 7%; communications increased 7%; and furniture and appliances increased 9%. Political advertising revenue decreased $10.8 million, or 67%, to $5.2 million, reflecting decreased advertising from political candidates and special interest groups during the “off year” of the two-year political advertising cycle. Retransmission consent revenue increased $0.5 million, or 11%, to $5.2 million primarily due to an increase in our number of subscribers and improved terms of our retransmission contracts in the 2011 three-month period compared to the 2010 three-month period. We earned base consulting revenue of $0.6 million in the 2011 and 2010 three-month periods from our agreement with Young Broadcasting, Inc. (“Young”). Production and other revenue decreased $0.3 million, or 17%, to $1.7 million.

Broadcast expenses. Broadcast expenses (before depreciation, amortization and gain on disposal of assets) decreased $1.1 million, or 2%, to $48.7 million in the 2011 three-month period, due primarily to decreases in compensation expense of $0.5 million and non-compensation expense of $0.6 million. Compensation expense decreased primarily due to decreased payroll expense of $1.3 million, partially offset by an increase in employee healthcare expenses of $0.6 million. The decrease in payroll expense was due primarily to reduced incentive compensation expense. Healthcare expenses increased due to increased claims activity. Non-compensation expense decreased primarily due to decreases in syndicated programming expense and national sales commission expense related to the reduction in political and national advertising revenue. As of September 30, 2011 and 2010, we employed 2,088 and 2,164 employees, respectively, in our broadcast operations.

Corporate and administrative expenses. Corporate and administrative expenses (before depreciation, amortization and gain on disposal of assets) increased $0.7 million, or 21%, to $4.1 million in the 2011 three-month period. The increase was due primarily to an increase in non-compensation expense of $1.0 million, partially offset by a decrease in compensation expense of $0.3 million. Compensation expense decreased primarily due to a decrease in bonus compensation expense. We recorded non-cash stock-based compensation expense during the three-month periods ended September 30, 2011 and 2010 of $34,000 and $57,000, respectively. Non-cash stock based compensation expense decreased primarily due to the majority of our outstanding stock options becoming fully vested in 2010.

Depreciation. Depreciation of property and equipment decreased $1.0 million, or 13%, to $6.5 million during the 2011 three-month period compared to the 2010 three-month period. Depreciation decreased due to a greater amount of property and equipment becoming fully depreciated compared to the amount of property and equipment being placed in service during the 2011 three-month period.

Gain on disposal of assets. Gain on disposal of assets increased $0.9 million to $1.0 million during the 2011 three-month period as compared to the comparable period in the prior year. On March 22, 2011, our primary broadcast tower for WEAU-TV, our station which serves the La Crosse – Eau Claire, Wisconsin market, collapsed during inclement weather. Our loss of property and any loss resulting from business interruption due to the tower collapse will be covered by insurance and we anticipate that any costs from this incident in excess of our insurance coverage will not be material. As of September 30, 2011, we had received insurance proceeds of approximately $2.0 million and recorded a gain on disposal on the old tower of $1.1 million in the 2011 three-month period. As a result of an earlier Federal Communications Commission (the “FCC”) mandate, we disposed of a portion of our broadcast microwave spectrum and recorded a gain of $0.1 million on the disposal during the 2010 three-month period. No similar disposals of our broadcast microwave spectrum were completed in the 2011 three-month period.

Interest expense. Interest expense decreased $1.5 million, or 9%, to $15.2 million for the 2011 three-month period. This decrease was attributable to a decrease in our average interest rates and a decrease in our average debt balance. On April 29, 2010, we issued $365.0 million aggregate principal amount of Notes. The Notes were issued at a discount to yield 11.0% per annum. We used $300.0 million of the proceeds from the issuance of the Notes to reduce the balance outstanding under our senior credit facility. As a result of this transaction, our average debt balance increased, but the overall interest rate on our total debt outstanding decreased. Later in 2010, we repaid a portion of the outstanding principal of our debt, which reduced the outstanding debt balance. Our average debt balance was $830.4 million and $874.3 million during the 2011 and 2010 three-month periods, respectively. The average interest rates, including the effects of our interest rate swap agreements, on our total debt balances were approximately 6.9% and 7.2% during the 2011 and 2010 three-month periods, respectively.

Income tax expense or benefit. We recognized income tax expense of $1.1 million and $2.5 million for the 2011 and 2010 three-month periods, respectively. For the 2011 and 2010 three-month periods, our effective income tax rate was 35.1% and 30.8%, respectively. We estimate our income and differences between taxable income and recorded income on an annual basis. Our tax provision for each quarter is based upon these full year projections which are revised each reporting period. As a result of a change in filing status in a state tax jurisdiction during the 2010 three-month period, a deferred tax asset valuation allowance of $0.9 million on the state net operating loss was no longer necessary and was released. This release of a deferred tax asset valuation allowance reduced our effective tax rate for the 2010 three-month period.

Nine Months Ended September 30, 2011 (“2011 nine-month period”) Compared to Nine Months Ended September 30, 2010 (“2010 nine-month period”)

Revenue. Total revenue decreased $9.0 million, or 4%, to $222.5 million in the 2011 nine-month period due primarily to decreased political and national advertising revenue, partially offset by increased local and internet advertising revenue and retransmission consent revenue. Political advertising revenue decreased $15.5 million, or 63%, to $8.9 million, reflecting decreased advertising from political candidates during the “off year” of the two-year political advertising cycle. Local advertising revenue increased approximately $2.6 million, or 2%, to $136.3 million. Internet advertising revenue increased $4.8 million, or 50%, to $14.3 million. Local and internet advertising revenue increased due to increased spending by advertisers in a modestly improving economic environment. National advertising revenue decreased approximately $1.8 million, or 4%, to $40.2 million. National advertising revenue decreased primarily due to the change in the broadcast network carrying the Super Bowl in 2011 to FOX from CBS and the lack of Olympic Games coverage in 2011. These events did not have as large a negative effect upon our local and internet advertising revenue as they did on our national advertising revenue and, as a result, we were able to grow our local and internet advertising revenue. Net advertising revenue associated with the broadcast of the 2011 Super Bowl on our one primary FOX-affiliated channel and four secondary digital FOX-affiliated channels approximated $0.2 million, which was a decrease from approximately $0.9 million earned in 2010 on our seventeen CBS-affiliated channels. In addition, results in the 2010 nine-month period benefited from approximately $2.8 million of net revenues earned from the broadcast of the 2010 Winter Olympic Games on our NBC-affiliated channels. There was no corresponding broadcast of Olympic Games during the 2011 nine-month period. Our five largest local and national advertising categories on a combined local and national basis by customer type for the 2011 nine-month period demonstrated the following changes during the 2011 nine-month period compared to the 2010 nine-month period: automotive increased 2%; restaurant increased 2%; medical increased 9%; communications increased 5%; and furniture and appliances increased 7%. Retransmission consent revenue increased $1.3 million, or 9%, to $15.3 million in the 2011 nine-month period compared to the 2010 nine-month period primarily due to an increase in the number of subscribers and improved terms in our retransmission contracts for the 2011 nine-month period compared to the 2010 nine-month period. Production and other revenue decreased $0.5 million, or 9%, to $5.3 million in the 2011 nine-month period compared to the 2010 nine-month period. We earned base consulting revenue of $1.7 million in the 2011 and 2010 nine-month periods from our agreement with Young.

Broadcast expenses. Broadcast expenses (before depreciation, amortization and gain on disposal of assets) increased $1.3 million, or 1%, to $144.8 million in the 2011 nine-month period, due primarily to an increase in compensation expense of $2.0 million, partially offset by a decrease in non-compensation expense of $0.7 million. Compensation expense increased primarily due to an increase in health care expense of $1.0 million due to increased claims activity. Non-compensation expense decreased primarily due to decreases in syndicated programming expense and national sales commission expense related to the reduction in political and national advertising revenue.

Corporate and administrative expenses. Corporate and administrative expenses (before depreciation, amortization and gain on disposal of assets) increased $0.4 million, or 4%, to $10.5 million for the 2011 nine-month period. The increase was due primarily to an increase in non-compensation expense of $1.3 million, partially offset by a decrease in compensation expense of $0.9 million. Compensation expense decreased primarily due to a decrease in bonus compensation expense. The decrease in bonus compensation expense was due primarily to $1.05 million in bonuses for certain executive officers in the 2010 nine-month period. We recorded non-cash stock-based compensation expense during the nine-month periods ended September 30, 2011 and 2010 of $102,000 and $274,000, respectively. Non-cash stock based compensation expense decreased primarily due to the majority of our outstanding stock options becoming fully vested in 2010.

Depreciation. Depreciation of property and equipment decreased $3.2 million, or 14%, to $20.2 million for the 2011 nine-month period. Depreciation decreased due to a greater amount of property and equipment becoming fully depreciated compared to the amount of property and equipment being placed in service during the 2011 nine-month period.

Gain on disposal of assets. Gain on disposal of assets increased $1.3 million to $1.9 million during the 2011 nine-month period as compared to the 2010 nine-month period. As discussed above, our primary broadcast tower for WEAU-TV collapsed during inclement weather on March 22, 2011. We recorded a gain on disposal on our old WEAU-TV broadcast tower of $1.9 million in the 2011 nine-month period. As a result of an earlier FCC mandate, we disposed of a portion of our broadcast microwave spectrum and recorded a gain of $0.5 million on the disposal during the 2010 nine-month period. No similar disposals of our broadcast microwave spectrum were completed in the 2011 nine-month period.

Interest expense. Interest expense decreased $7.2 million, or 13%, to $46.5 million for the 2011 nine-month period. This decrease was attributable to a decrease in our average interest rates and a decrease in our average debt balance. On April 29, 2010, we issued $365.0 million aggregate principal amount of Notes. The Notes were issued at a discount to yield 11.0% per annum. We used $300.0 million of the proceeds from the issuance of the Notes to reduce the balance outstanding under our senior credit facility. As a result of this transaction, our average debt balance increased, but the overall interest rate on our total debt outstanding decreased. Later in 2010, we repaid a portion of the outstanding principal of our debt, which reduced the outstanding debt balance. Further, our interest rate swap agreements expired in April 2010, which reduced our average interest rate. Our average debt balance was $831.3 million and $845.4 million during the 2011 nine-month period and the 2010 nine-month period, respectively. The average interest rates on our total debt balances were 7.1% and 8.3% during the 2011 and 2010 nine-month periods, respectively. These interest rates include the effects of our interest rate swap agreements which expired in April 2010.

Loss on early extinguishment of debt. On March 31, 2010, we amended our senior credit facility. In order to obtain this amendment, we incurred loan issuance costs of approximately $4.5 million, including legal and professional fees. These fees were funded from our cash balances. In connection with this transaction, we reported a loss from early extinguishment of debt of $0.3 million in the 2010 nine-month period. We did not complete a similar transaction in the 2011 nine-month period.

Income tax expense or benefit. We recognized an income tax expense of $0.8 million and an income tax benefit of $0.6 million in the 2011 and 2010 nine-month periods, respectively. The effective income tax rate was 35.1% for the 2011 nine-month period and (83.7)% in the 2010 nine-month period. As a result of a change in filing status in a state tax jurisdiction during the 2010 nine-month period, a deferred tax asset valuation allowance of $0.9 million on the state net operating loss was no longer necessary and was released. This release of a deferred tax asset valuation allowance reduced our effective tax rate for the 2010 nine-month period.

Preferred stock dividends. Preferred stock dividends decreased $7.3 million, or 57%, to $5.5 million for the 2011 nine-month period. In August 2011 and April 2010, we completed the redemption of approximately $6.5 million and $60.7 million in face amount of our Series D Perpetual Preferred Stock, respectively. As a result of these transactions, we recognized the unaccreted portion of the original issuance costs and discount allocated to the Series D Perpetual Preferred Stock of $0.3 million and $3.8 million, respectively, as a dividend. Preferred stock dividends also decreased due to fewer shares of our Series D Perpetual Preferred Stock being outstanding in the 2011 nine-month period compared to the 2010 nine-month period.

Liquidity and Capital Resources

General

The following table presents data that we believe is helpful in evaluating our liquidity and capital resources (dollars in thousands):

	0000000000	0000000000
	Nine Months Ended September 30,
	2011	2010
Net cash provided by operating activities	$37,647	$24,739
Net cash used in investing activities	(20,080)	(10,916)
Net cash used in financing activities	(13,863)	(9,653)

Increase in cash	$3,704	$4,170

	As of
	September 30, 2011	December 31, 2010
Cash	$9,135	$5,431
Long-term debt including current portion	$824,101	$826,704
Preferred stock, excluding unamortized original issue discount	$31,330	$37,181
Borrowing availability under our senior credit facility	$40,000	$40,000

Long-term Debt

Our senior credit facility consists of a revolving loan facility and term loans. Excluding accrued interest, the amount outstanding under our senior credit facility as of September 30, 2011 and December 31, 2010 was comprised solely of term loan balances of $464.2 million and $467.8 million, respectively. The revolving loan facility did not have an outstanding balance as of September 30, 2011 or December 31, 2010. The maximum borrowing capacity of $40.0 million as of September 30, 2011 and December 31, 2010 is limited by our required compliance with certain restrictive covenants, including a first lien net leverage ratio covenant. As of September 30, 2011 and December 31, 2010, we were in compliance with all covenants required under our debt obligations.

As of September 30, 2011 and December 31, 2010, we had $365.0 million of Notes outstanding.

As of September 30, 2011 and December 31, 2010, the interest rate on the balance outstanding under the senior credit facility was 3.7% and 4.5%, respectively. As of September 30, 2011 and December 31, 2010, the coupon interest rate and the yield on the Notes were 10.5% and 11.0%, respectively. The yield on the Notes exceeds the coupon interest rate because the Notes were issued with “original issue discount”.

Amendment to Senior Credit Facility

Effective June 30, 2011, we entered into the third amendment to our senior credit facility which provides for, among other things, our ability to use a portion of the proceeds from a potential issuance by us of certain capital stock and/or debt securities to redeem the outstanding shares of our Series D Perpetual Preferred Stock (including accrued dividends and any premiums), provided that we repay the term loans outstanding under the senior credit facility on not less than a dollar for dollar basis by the amount used to redeem such preferred stock, except to the extent that the redemption of the Series D Perpetual Preferred Stock is effectuated with the proceeds of an issuance of common equity securities. Any such preferred stock redemption must be completed within 40 days of the issuance of such securities or the proceeds therefrom will be required to be used to repay additional amounts of the loans outstanding under the senior credit facility. We completed the third amendment to our senior credit facility at a cost of approximately $0.5 million, which was funded from cash on hand. These costs were primarily capitalized as deferred financing costs and we are amortizing them over the term of our senior credit facility.

Preferred Stock

We had 328 shares and 393 shares of Series D Perpetual Preferred Stock outstanding as of September 30, 2011 and December 31, 2010, respectively. The Series D Perpetual Preferred Stock has a liquidation value of $100,000 per share, for a total liquidation value of $32.8 million and $39.3 million as of September 30, 2011 and December 31, 2010, respectively, and a recorded value of $31.3 million and $37.2 million as of September 30, 2011 and December 31, 2010, respectively. The difference between the liquidation values and the recorded values was the unaccreted portion of the original issuance discount and issuance cost. Our accrued Series D Perpetual Preferred Stock dividend balances as of September 30, 2011 and December 31, 2010 were $16.0 million and $14.1 million, respectively.

In August 2011, we redeemed an aggregate of approximately $6.5 million in face amount of our Series D Perpetual Preferred Stock, and paid $3.0 million in accrued dividends related thereto. We used $9.5 million in cash on hand to fund these transactions. On April 29, 2010, we completed the redemption of approximately $60.7 million in face amount of our Series D Perpetual Preferred Stock, and paid $14.9 million in accrued dividends related thereto, in exchange for $50.0 million in cash, using proceeds from the offering of the Notes and the issuance of 8.5 million shares of our common stock.

Except for the dividend payments in connection with the redemptions of a portion of the Series D Perpetual Preferred Stock, we have deferred the cash payment of dividends on our Series D Perpetual Preferred Stock since October 1, 2008. While three consecutive cash dividend payments with respect to the Series D Perpetual Preferred Stock remain unfunded, the dividend rate remains at 17.0% per annum. Our Series D Perpetual Preferred Stock dividend began accruing at 17.0% per annum on July 16, 2009 and will continue to accrue at that rate as long as at least three consecutive cash dividend payments remain unfunded.

While any Series D Perpetual Preferred Stock dividend payments are in arrears, we are prohibited from repurchasing, declaring and/or paying any cash dividend with respect to any equity securities having liquidation preferences equivalent to or junior in ranking to the liquidation preferences of the Series D Perpetual Preferred Stock, including our common stock and Class A common stock. We can provide no assurances as to when any future cash payments will be made on any accumulated and unpaid Series D Perpetual Preferred Stock dividends.

Net Cash Provided By (Used In) Operating, Investing and Financing Activities

Net cash provided by operating activities was $37.6 million in the 2011 nine-month period compared to $24.7 million in the 2010 nine-month period. The increase in cash provided by operations was due partially to a decrease in payments on our long-term facility fee of $7.2 million and a decrease in cash interest payments of $6.4 million. The remaining portion of the change was due largely to changes in current assets and current liabilities.

Net cash used in investing activities was $20.1 million in the 2011 nine-month period compared to net cash used in investing activities of $10.9 million for the 2010 nine-month period. The increase in cash used in investing activities was largely due to an increase spending for equipment of $10.9 million. The increase was partially offset by an increase in proceeds from the disposal of equipment of $1.8 million.

Net cash used in financing activities in the 2011 nine-month period was $13.9 million compared to $9.7 million in the 2010 nine-month period. This increase in cash used was due primarily to our repurchase of preferred stock and payment of related dividends in the 2011 nine-month period, partially offset by a decrease in fees related to refinancing activities in the 2011 nine-month period compared to the 2010 nine-month period.

Capital Expenditures

Capital expenditures in the 2011 and 2010 nine-month periods were $21.4 million and $10.5 million, respectively. The 2011 nine-month period included capital expenditures for high definition broadcast equipment for local programming including local news, while the 2010 nine-month period did not contain as many comparable projects.

On March 22, 2011, our primary broadcast tower for WEAU-TV, our station which serves the La Crosse – Eau Claire, Wisconsin market, collapsed during inclement weather. Our loss of property and any loss resulting from business interruption due to the tower collapse will be covered by insurance and we anticipate that any costs from this incident in excess of our insurance coverage will not be material. As of September 30, 2011, we had received insurance proceeds of approximately $2.0 million.

Including the cost of building our new tower at WEAU-TV, we anticipate that our capital expenditures for the remainder of 2011 will be approximately $1.6 million.

Liquidity

As of September 30, 2011, we estimate that we will make approximately $4.8 million in debt principal payments, $55.9 million in debt interest payments and $20.0 million in capital expenditures during the twelve months immediately following September 30, 2011. Although our cash flows from operations are subject to a number of risks and uncertainties, we anticipate that our cash on hand, future cash expected to be generated from operations, and borrowings from time to time under our senior credit facility (or any such other credit facility as may be in place at the appropriate time) will be sufficient to fund these debt service obligations and estimated capital expenditures. We also presently believe that our future cash expected to be generated from operations and borrowing availability under our senior credit facility (or any such other credit facility) will be sufficient to fund our future capital expenditures and long-term debt service obligations for the foreseeable future.

Other

We file a consolidated federal income tax return and such state or local tax returns as are required. Although we may earn taxable operating income in future years, as of September 30, 2011, we anticipate that through the use of our available loss carryforwards we will not pay significant amounts of federal or state income taxes in the next several years.

We do not believe that inflation has had a significant impact on our results of operations nor is inflation expected to have a significant effect upon our business in the near future.

During the 2011 nine-month period, we contributed $2.2 million to our pension plans. During the remainder of 2011, we expect to contribute an additional $1.0 million to our pension plans.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are all statements other than those of historical fact. When used in this Quarterly Report, the words “believes,” “expects,” “anticipates,” “estimates,” “will,” “may,” “should” and similar words and expressions are generally intended to identify forward-looking statements. Among other things, statements that describe our expectations regarding our results of operations, general and industry-specific economic conditions, future pension plan contributions, capital expenditures, refinancing transactions and the realization of potential future, liquidity and gains that could be recorded related to insurance proceeds at WEAU-TV are forward-looking statements. Readers of this Quarterly Report are cautioned that any forward-looking statements, including those regarding the intent, belief or current expectations of our management, are not guarantees of future performance, results or events and involve risks and uncertainties, and that actual results and events may differ materially from those contained in the forward-looking statements as a result of various factors including, but not limited to, those listed under the heading “Risk Factors” in our 2010 Form 10-K and subsequently filed quarterly reports on Form 10-Q, as well as the other factors described from time to time in our filings with the Securities and Exchange Commission. Forward-looking statements speak only as of the date they are made. We undertake no obligation to update such forward-looking statements to reflect subsequent events or circumstances.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

We believe that the market risk of our financial instruments as of September 30, 2011 has not materially changed since December 31, 2010. The Company’s market risk profile as of December 31, 2010 is disclosed in our 2010 Form 10-K.

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

There were no changes in our internal control over financial reporting during the three-month period ended September 30, 2011 identified in connection with this evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A.  Risk Factors

Please refer to the information set out under the heading “Risk Factors” in Part I, Item 1A in our 2010 Form 10-K for a description of risk factors that we determined to be most material to our financial condition and results of operations. We do not believe there have been any material changes in these risk factors. Notwithstanding this, certain known risks not currently considered material by us, or other presently unknown risks, may materially adversely affect our business, financial condition and results of operations in the future.

Item 6.  Exhibits

31.1	Rule 13(a) – 14(a) Certificate of Chief Executive Officer

31.2	Rule 13(a) – 14(a) Certificate of Chief Financial Officer

32.1	Section 1350 Certificate of Chief Executive Officer

32.2	Section 1350 Certificate of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAY TELEVISION, INC. (Registrant)

Date: November 4, 2011	By:	/s/ James C. Ryan
James C. Ryan,
Senior Vice President and Chief Financial Officer