Form 10-K
period 2011-12-31
GRAY TELEVISION INC
filed 2012-03-06
CIK 43196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2011 or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number 1-13796

GRAY TELEVISION, INC.

(Exact Name of Registrant as Specified in Its Charter)

Georgia	58-0285030
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4370 Peachtree Road, NE Atlanta, GA	30319
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (404) 504-9828

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock (no par value) Common Stock (no par value)	New York Stock Exchange New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).                                               Yes ☐ No ☒

The aggregate market value of the voting stock (based upon the closing sales price quoted on the New York Stock Exchange) held by non-affiliates as of June 30, 2011: Class A and Common Stock; no par value –$131,951,796.

The number of shares outstanding of the registrant’s classes of common stock as of February 29, 2012: Class A Common Stock; no par value –5,753,020 shares; Common Stock, no par value –51,404,984 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the annual meeting of stockholders, to be filed within 120 days of the registrant’s fiscal year end, pursuant to Regulation 14A is incorporated by reference into Part III hereof.

PART 1

Item 1.    Business.

We were incorporated under the laws of the state of Georgia in 1897. In this annual report on Form 10-K (the “Annual Report”), unless otherwise indicated, the words “Gray,” “we,” “us,” and “our” refer to Gray Television, Inc. and its subsidiaries. Our discussion of the television (or “TV”) stations that we own and operate does not include our interest in the television and radio stations owned by Sarkes Tarzian, Inc. (“Tarzian”). Our fiscal year ends on December 31 of each year.

Our common stock, no par value, and our Class A common stock, no par value, have been listed and traded on The New York Stock Exchange (the “NYSE”) since September 24, 1996 and June 30, 1995, respectively. The ticker symbols are “GTN” for our common stock and “GTN.A” for our Class A common stock.

Unless otherwise indicated, all station rank, in-market share and television household data herein are derived from reports prepared by Nielsen Media Research Company (“Nielsen”), a national audience measuring service. While we believe this data to be accurate and reliable, we have not independently verified such data.

General

We own 36 television stations serving 30 television markets. Seventeen of our stations are affiliated with the CBS Network owned by CBS Inc. (“CBS”), ten are affiliated with the NBC Network owned by National Broadcasting Company, Inc. (“NBC”), eight are affiliated with the ABC Network owned by American Broadcasting Company (“ABC”), and one is affiliated with the FOX Network owned by the FOX Broadcasting Company (“FOX”). Our 17 CBS-affiliated stations make us the largest independent owner of CBS affiliates in the United States. Based on the results of the average of the Nielsen February, May, July, and November 2011 ratings reports, our combined station group has 23 markets with stations ranked #1 in local news audience and 22 markets with stations ranked #1 in overall audience within their respective markets. Of the 30 markets that we serve, we operate the #1 or #2 ranked station in 29 of those markets. In addition to our primary channels that we broadcast from our television stations, we currently broadcast 40 secondary channels including one affiliated with ABC, four affiliated with FOX, eight affiliated with the CW Network or the CW Plus Network, both owned by The CW Network, LLC (collectively “CW”), 18 affiliated with Master Distribution Service, Inc. (an affiliate of Twentieth Television, Inc.) (“MyNetworkTV” or “MyNet.”), one affiliated with Untamed Sports Network or (“USN”), one affiliated with The Country Network (“TCN”) and seven local news/weather channels in certain of our existing markets. We created our secondary channels to better utilize our excess broadcast spectrum. Our secondary channels are similar to our primary channels; however, our secondary channels are affiliated with networks different from those affiliated with our primary channels. Our combined TV station group reaches approximately 6.2% of total United States households.

Television Industry Background

The Federal Communications Commission (the “FCC”) grants broadcast licenses to television stations. Historically, there have been a limited number of channels available for broadcasting in any one geographic area.

Television station revenue is derived primarily from local, regional and national advertising. Television station revenue is derived to a much lesser extent from retransmission consent fees; network compensation; studio and tower space rental; and commercial production activities. “Advertising” refers primarily to advertisements broadcast by television stations, but it also includes advertisements placed on a television station’s website and sponsorships of television programming and off-line content (such as email messages, mobile applications, and other electronic content distributed by stations). Advertising rates are based upon: (i) the size of a station’s market, (ii) a station’s overall ratings, (iii) a program’s popularity among targeted viewers, (iv) the number of advertisers competing for available time, (v) the demographic makeup of the station’s market, (vi) the availability of alternative advertising media in the market, (vii) the presence of effective sales forces and (viii) the development of projects, features and programs that tie advertiser messages to programming. Rates can also be determined in part by a station’s overall ratings and in-market share, as well as the station’s ratings and market share among particular demographic groups that an advertiser may be targeting. Because broadcast stations rely on advertising revenues, they are sensitive to cyclical changes in the economy. The sizes of advertisers’ budgets, which can be affected by broad economic trends, can affect the broadcast industry in general and the revenues of individual broadcast television stations.

Television stations in the country are grouped by Nielsen into 210 geographic television markets or designated market areas (“DMAs”). These markets are ranked in size according to their number of television households, with the market having the largest number of television households (New York City) ranked first. Each DMA is an exclusive geographic area consisting of all counties (and in some cases, portions of counties) in which the home-market commercial television stations receive the greatest percentage of total viewing hours. Nielsen periodically publishes data on estimated audiences for the television stations in each DMA.

Revenues, Cyclicality and Seasonality

Because broadcast stations like ours rely on advertising revenues, as described above, they are sensitive to cyclical changes in the economy. As a result, our non-political advertising revenue was significantly negatively affected during the recent economic recession but improved along with the general economic environment in 2010 and 2011.

Broadcast advertising revenues are generally highest in the second and fourth quarters each year. This seasonality results partly from increases in consumer advertising in the spring and retail advertising in the period leading up to and including the holiday season. Broadcast advertising revenues are also typically higher in even-numbered years due to spending by political candidates, political parties and special interest groups. This political spending typically is heaviest during the fourth quarter.

Historically, our largest two advertising customer categories have been the automotive and restaurant industries. However, no single customer represented more than 5% of our total broadcast advertising revenue in 2011 or 2010. In 2011, we earned approximately 21% and 10% of our total broadcast advertising revenue from the automotive and restaurant categories, respectively. In 2010, we earned approximately 17% and 9% of our total broadcast advertising revenue from the automotive and restaurant categories, respectively. Our business and operating results could be materially adversely affected if automotive- or restaurant-related advertising revenues decrease. Our business and operating results could also be materially adversely affected if revenue decreased from one or more other significant advertising categories, such as the medical, communications, furniture and appliances, entertainment, financial services or professional services.

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

The following table provides information about all of our owned and operated television stations.

DMA Rank (a)	Market	Station	Primary Channels		Secondary Channels		Broadcast License Expiration	Primary Channel
								Station Rank in DMA (d)	News Rank in DMA (e)

			Affil.(b)	Exp. (c)	Affil.(b)	Exp. (c)

61	Knoxville, TN	WVLT	CBS	12/31/14	MyNet.	10/04/14	08/01/05 (i)	2	2

64	Lexington, KY	WKYT	CBS	12/31/14	CW	09/17/14	08/01/05 (i)	1	1

65	Charleston/Huntington, WV	WSAZ	NBC	03/31/12	MyNet.	10/04/14	10/01/12	1	1

67	Wichita/Hutchinson, KS	KAKE	ABC	12/31/13	NA	NA	06/01/06 (i)	2	2
	(Colby, KS)	KLBY (f)	ABC	12/31/13	NA	NA	06/01/06 (i)	2	2
	(Garden City, KS)	KUPK (f)	ABC	12/31/13	NA	NA	06/01/06 (i)	2	2

76	Omaha, NE	WOWT	NBC	03/31/12	News	NA	06/01/06 (i)	2	1

85	Madison, WI	WMTV	NBC	03/31/12	News	NA	12/01/05 (i)	2	2

88	Waco-Temple-Bryan, TX	KWTX	CBS	12/31/14	CW	08/31/14	08/01/06 (i)	1	1
	(Bryan, TX)	KBTX (g)	CBS	12/31/14	CW	08/31/14	08/01/06 (i)	1	1

90	Colorado Springs, CO	KKTV	CBS	12/31/14	MyNet.	10/04/14	04/01/06 (i)	1	3

97	South Bend, IN	WNDU	NBC	03/31/12	NA	NA	08/01/13	2	1

99	Greenville/New Bern/Washington, NC	WITN	NBC	03/31/12	MyNet.	10/04/14	12/01/04 (i)	1	1

105	Lincoln/Hastings/Kearney, NE	KOLN	CBS	12/31/14	MyNet.	10/04/14	06/01/06 (i)	1	1
	Grand Island, NE	KGIN (h)	CBS	12/31/14	MyNet.	10/04/14	06/01/06 (i)	1	1

106	Tallahassee, FL/Thomasville, GA	WCTV	CBS	12/31/14	MyNet.	10/04/12	04/01/13	1	1

108	Reno, NV	KOLO	ABC	12/31/13	USN	12/31/13	10/01/06 (i)	2	1

111	Augusta, GA	WRDW	CBS	12/31/14	MyNet. TCN	10/04/14 01/14/13	04/01/13	1	1

115	Lansing, MI	WILX	NBC	03/31/12	News	NA	10/01/05 (i)	1	1

128	La Crosse/Eau Claire, WI	WEAU	NBC	03/31/12	News	NA	12/01/05 (i)	1	1

134	Rockford, IL	WIFR	CBS	12/31/14	News	NA	12/01/05 (i)	1	1

135	Wausau/Rhinelander, WI	WSAW	CBS	12/31/14	MyNet. News	10/04/14 NA	12/01/05 (i)	1	2

136	Topeka, KS	WIBW	CBS	12/31/14	MyNet.	10/04/14	06/01/06 (i)	1	1

150	Albany, GA	WSWG	CBS	12/31/14	MyNet. CW	10/04/14 08/31/15	04/01/13	3	NA (j)

159	Panama City, FL	WJHG	NBC	03/31/12	CW MyNet.	09/17/12 10/04/14	02/01/05 (i)	1	1

DMA Rank (a)	Market	Station	Primary Channels		Secondary Channels		Broadcast License Expiration	Primary Channel
								Station Rank in DMA (d)	News Rank in DMA (e)

			Affil.(b)	Exp. (c)	Affil.(b)	Exp. (c)

161	Sherman,TX/Ada, OK	KXII	CBS	12/31/14	FOX MyNet.	06/30/14 10/04/14	08/01/06 (i)	1	1

169	Dothan, AL	WTVY	CBS	12/31/14	CW MyNet.	09/01/12 10/04/14	04/01/13	1	1

178	Harrisonburg, VA	WHSV	ABC	12/31/13	ABC FOX MyNet.	12/31/13 06/30/14 10/04/14	10/01/12	1	1

182	Bowling Green, KY	WBKO	ABC	12/31/13	FOX CW	06/30/14 08/31/13	08/01/05 (i)	1	1

183	Charlottesville, VA	WCAV	CBS	12/31/14	News	NA	10/01/12	2	2
		WVAW	ABC	12/31/13	NA	NA	10/01/12	3	4
		WAHU	FOX	06/30/14	MyNet.	10/04/14	10/01/12	4	3

184	Grand Junction, CO	KKCO	NBC	01/01/16	NA	NA	04/01/06 (i)	1	1

186	Meridian, MS	WTOK	ABC	12/31/13	CW MyNet.	09/15/12 10/04/14	06/01/05 (i)	1	1

192	Parkersburg, WV	WTAP	NBC	03/31/12	FOX MyNet.	06/30/14 10/04/14	10/01/04 (i)	1	1

(k)	Hazard, KY	WYMT	CBS	12/31/14	NA	NA	08/01/05 (i)	1	1

NA	Not applicable

(a)	DMA rank for the 2011-2012 television season based on information published by Nielsen.

(b)	Indicates network affiliations. All primary channels and the majority of secondary channels broadcast by the stations are affiliated with a network. We also have independent secondary channels broadcasting local news and weather. Such channels are identified as “News.”

(c)	Indicates approximate expiration dates of network affiliation agreements.

(d)	Based on Nielsen data for the February, May, July and November 2011 rating periods.

(e)	Based on Nielsen data for the February, May, July and November 2011 rating periods for various news programs.

(f)	KLBY-TV and KUPK-TV are satellite stations of KAKE-TV under FCC rules. The primary channels of each of KLBY-TV and KUPK-TV simulcast the primary channel of KAKE-TV and may offer some locally originated programming, such as local news.

(g)	KBTX-TV is a satellite station of KWTX-TV under FCC rules. The primary channel of KBTX-TV simulcasts the primary channel of KWTX-TV and may offer some locally originated programming, such as local news.

(h)	KGIN-TV is a satellite station of KOLN-TV under FCC rules. The primary channel of KGIN-TV simulcasts the primary channel of KOLN-TV and may offer some locally originated programming, such as local news.

(i)	We have filed a license renewal application with the FCC for this station, and that renewal application remains pending. We anticipate that all pending renewal applications will be granted in due course.

(j)	This station does not currently broadcast local news that is specific to the Albany, Georgia market.

(k)	The rankings shown for WYMT-TV are based on Nielsen data for the trading area (an area not defined as a distinct DMA) for the four most recent reporting periods, which are November 2010, February 2011, May 2011 and November 2011.

Station Network Affiliations

The “Big Four” major broadcast networks, ABC, NBC, CBS and FOX, dominate broadcast television in terms of the amount of viewership their original programming attracts. The “Big Three” major broadcast networks of ABC, NBC, and CBS provide their respective network affiliates with a majority of the programming broadcast each day. FOX, CW and MyNetworkTV provide their affiliates with a smaller portion of each day’s programming compared to the Big Three networks. The CW Plus network generally provides programming for the entire broadcast day.

Most successful commercial television stations obtain their brand identity from locally produced news programs. Notwithstanding this, however, the affiliation of a station’s channels with one of the four major networks can have a significant impact on the station’s programming, revenues, expenses and operations. A typical network provides an affiliate with all of its programming in exchange for a substantial majority of the advertising time available for sale during the airing of the network programs. The network then sells this advertising time and retains the revenues. The affiliate sells the remaining advertising availabilities within the network programming and non-network programming, and the affiliate retains most or all of such revenues from these sales. In seeking to acquire programming to supplement network-supplied programming, which is critical to maximizing affiliate revenue, affiliates compete primarily with other affiliates and independent stations in their markets as well as, in certain cases, various national non-broadcast networks (“cable networks”) that present competitive programming.

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

In contrast to a network-affiliated station, independent stations purchase or produce all of the programming they broadcast, generally resulting in higher programming costs. Independent stations, however, retain their entire inventory of advertising time and all related revenues. Affiliates of FOX, CW and MyNetworkTV must purchase or produce a greater amount of programming for their non-network time periods, generally resulting in higher programming costs. On the other hand, affiliates of FOX, CW and MyNetworkTV retain a larger portion of their advertising time inventory and the related revenues compared to Big Three affiliates.

Competition

Television stations compete for audiences, certain programming (including news) and advertisers. Cable network programming is a significant competitor of broadcast television programming. However, no single cable programming network regularly attains audience levels exceeding a small fraction of those of any major broadcast network. Cable networks’ advertising share has increased due to the growth in the number of homes that subscribe to a pay-TV service from cable systems, direct broadcast satellite (“DBS”) systems, and other multi-channel video program distribution services (collectively, “MVPDs”). Despite increases in cable network viewership, over-the-air broadcasting remains the dominant distribution system for mass-market television advertising. Signal coverage and carriage on MVPD systems also materially affect a television station’s competitive position.

Audience

Stations compete for audience based on broadcast program popularity, which has a direct effect on advertising rates. Networks supply a substantial portion of our affiliated stations’ daily programming. Affiliated stations depend on the performance of the network programs to attract viewers. There can be no assurance that any such current or future programming created by our affiliated networks will achieve or maintain satisfactory viewership levels. Stations program non-network time periods with a combination of locally produced news, public affairs and entertainment programming, including national news or syndicated programs purchased for cash, cash and barter, or barter only.

MVPD systems have significantly altered competition for audience in the television industry. Specifically, MVPD systems can increase a broadcasting station’s competition for viewers by bringing into the market both cable networks and distant television station signals not otherwise available to the station’s audience.

Other sources of competition for audiences, programming, and advertisers include internet websites, mobile applications and wireless carriers, direct-to-consumer video distribution systems, and home entertainment systems.

Recent developments by many companies, including internet service providers and internet website operators, are expanding the variety and quality of broadcast and non-broadcast video programming available to consumers via the internet. Internet companies have developed business relationships with companies that have traditionally provided syndicated programming, network television and other content. As a result, additional programming is becoming available through non-traditional methods, which can directly impact the number of TV viewers, and thus indirectly impact station rankings, popularity and revenue possibilities of our stations.

Programming

Competition for non-network programming involves negotiating with national program distributors, or syndicators, that sell first-run and rerun programming packages. Each station competes against the other broadcast stations in its market for exclusive access to off-network reruns (such as Two And A Half Men) and first-run programming (such as Jeopardy). Broadcast stations compete also for exclusive news stories and features. While cable networks generally do not compete with local stations for programming, some national cable networks from time to time have acquired programs that would have been offered to, or otherwise might have been broadcast by, local television stations.

Advertising

Advertising revenues comprise the primary source of revenues for our stations. Our stations compete with other television stations for advertising revenues in their respective markets. Our stations also compete for advertising revenue with other media, such as newspapers, radio stations, magazines, outdoor advertising, transit advertising, yellow page directories, direct mail, internet websites, local cable and other MVPD systems. In the broadcasting industry, advertising revenue competition occurs primarily within individual markets.

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

License Grant and Renewal

The FCC grants broadcast licenses to television stations for terms of up to eight years. Broadcast licenses are of paramount importance to the operations of our television stations. The Communications Act requires the FCC to renew a licensee’s broadcast license if the FCC finds that: (i) the station has served the public interest, convenience and necessity; (ii) there have been no serious violations of either the Communications Act or the FCC’s rules and regulations; and (iii) there have been no other violations which, taken together, would constitute a pattern of abuse. Historically the FCC has renewed broadcast licenses in substantially all cases. While we are not currently aware of any facts or circumstances that might prevent the renewal of our stations’ licenses at the end of their respective license terms, we cannot provide any assurances that any license will be renewed. Our failure to renew any licenses upon the expiration of any license term could have a material adverse effect on our business. Under the Communications Act, the term of a broadcast license is automatically extended pending the FCC’s processing of a renewal application. For further information regarding the expiration dates of our stations’ current licenses and renewal application status, see the table under the heading “Our Stations and Their Markets.”

Media Ownership Restrictions and FCC Proceedings

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

The FCC is required by statute to review all of its broadcast ownership rules every four years to determine if such rules remain necessary in the public interest. In 2007, the FCC adopted a Report and Order fulfilling the FCC’s obligation to review its media ownership rules every four years. That Order left most of the FCC’s existing ownership restrictions in place, but made modifications to the newspaper/broadcast cross-ownership restriction. A number of parties appealed the FCC’s order; those appeals were consolidated in the United States Court of Appeals for the Third Circuit (“Third Circuit”). In May 2010, while these appeals were still pending, the FCC began a new comprehensive review of its broadcast ownership rules to determine whether the rules remain necessary in the public interest by releasing a Notice of Inquiry (“NOI”). The NOI sought comments on (1) whether the current rules continue to foster competition, localism, and diversity; (2) how to define, measure, and promote competition, localism and diversity; and (3) how to weigh these public interest goals if there is conflict between them. In July 2011, the Third Circuit vacated and remanded the Commission’s 2007 changes to the newspaper/broadcast cross-ownership rule, but upheld the FCC’s retention of the remainder of its media ownership rules. In December 2011, the FCC issued a Notice of Proposed Rulemaking (the “2011 NPRM”) that addresses issues remanded by the Third Circuit. In addition, the 2011 NPRM requests comments on the FCC’s proposals to leave the local TV ownership rule and local radio ownership rule largely intact; eliminate the radio/television cross-ownership rule; and presumptively permit waivers of the newspaper/broadcast cross-ownership ban in the 20 largest television markets. Finally, the 2011 NPRM requests comments on whether local news service agreements and/or shared services agreements should be considered attributable for purposes of applying the media ownership restrictions.

Local Television Ownership Rules

The FCC’s 2007 actions generally reinstated the FCC’s pre-2003 local television ownership rules. Under those rules, one entity may own two commercial television stations in a DMA as long as the Grade B contours of the stations do not overlap or, if they do, no more than one of those stations is ranked among the top four stations in the DMA and eight independently owned, full-power stations will remain in the DMA. Waivers of this rule may be available if at least one of the stations in a proposed combination qualifies, pursuant to specific criteria set forth in the FCC’s rules, as failed, failing, or unbuilt. The 2011 NPRM proposes only minor modifications to the existing rule by eliminating the Grade B contour overlap portion of the existing rule. Additionally, the FCC is requesting comments on whether (i) to adopt a waiver standard that would allow certain television combinations in small markets, even between top-four stations, (ii) to consider multicasting in determining local television ownership limits, and (iii) to limit the ability of station owners to form dual network affiliations through multicasting multiple channels of programming within a single digital channel.

Cross Media Limits

The newspaper/broadcast cross-ownership rule generally prohibits one entity from owning both a commercial broadcast station and a daily newspaper in the same community. The radio/television cross-ownership rule allows a party to own one or two TV stations and a varying number of radio stations within a single market. The FCC’s 2007 decision left the existing newspaper/broadcast and radio/television cross-ownership restrictions in place, but provided that the FCC would evaluate newly-proposed newspaper/broadcast combinations under a non-exhaustive list of public interest factors and apply positive or negative presumptions in specific circumstances. As noted above, the Third Circuit reversed and remanded the FCC’s 2007 changes to the newspaper/broadcast cross-ownership rule, leaving the original prohibition in place. The 2011 NPRM proposes a rule based largely on the FCC’s 2007 decision and seeks comment on its proposal to adopt a newspaper/broadcast cross-ownership rule that would presumptively permit waivers of the newspaper/broadcast cross-ownership restrictions in the top 20 DMAs when the television station is not ranked among the top four television stations in the DMA and at least eight independently owned and operated major media voices remain in the DMA.

National Television Station Ownership Rule

The maximum percentage of U.S. households that a single owner can reach through commonly owned television stations is 39 percent. This limit was specified by Congress in 2004 and is not affected by the December 2007 FCC decision or subsequent appellate action. The FCC applies a 50 percent “discount” for ultra-high frequency (“UHF”) stations, but the FCC indicated in the 2007 decision that it will conduct a separate proceeding to determine how or whether the UHF discount will operate in the future.

The FCC’s media ownership proceedings are on-going and, in many cases, are or will be subject to further judicial and potentially Congressional review. We cannot predict the outcome of any of these current or potential proceedings.

Attribution Rules

Under the FCC’s ownership rules, a direct or indirect purchaser of certain types of our securities could violate FCC regulations if that purchaser owned or acquired an “attributable” interest in other media properties in the same areas as one or more of our stations. Pursuant to FCC rules, the following relationships and interests are generally considered attributable for purposes of broadcast ownership restrictions: (i) all officers and directors of a corporate licensee and its direct or indirect parent(s); (ii) voting stock interests of at least five percent; (iii) voting stock interests of at least 20 percent, if the holder is a passive institutional investor (such as an investment company, bank, or insurance company); (iv) any equity interest in a limited partnership or limited liability company, unless properly “insulated” from management activities; (v) equity and/or debt interests that in the aggregate exceed 33 percent of a licensee’s total assets, if the interest holder supplies more than 15 percent of the station’s total weekly programming or is a same-market broadcast company or daily newspaper publisher; (vi) time brokerage of a broadcast station by a same-market broadcast company; and (vii) same-market radio joint sales agreements.

Management services agreements and other types of shared services arrangements between same-market stations that do not include attributable time brokerage or joint sales components generally are not deemed attributable under the FCC’s current rules and policies. As noted above, however, the FCC in its 2011 NPRM requested comment on whether local news service agreements and/or shared services agreements should be considered attributable for purposes of applying the media ownership rules.

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

The Children’s Television Act of 1990 limits commercial matter in children’s television programs and requires stations to present educational and informational children’s programming. Broadcasters are effectively required through license renewal processing guidelines to provide at least three hours of children’s educational programming per week on their primary channels and on each secondary channel. In October 2009, the FCC issued a Notice of Inquiry (“NOI”) seeking comment on a broad range of issues related to children’s usage of electronic media and the current regulatory landscape that governs the availability of electronic media to children. The NOI remains pending, and we cannot predict what recommendations or further action, if any, will result from it.

In 2007, the FCC adopted an order imposing new public filing and public interest reporting requirements on broadcasters. Then in October 2011, the FCC adopted an Order on Reconsideration and Further Notice of Proposed Rulemaking (FNPRM), which vacated that 2007 decision, conceding that the broad public interest reporting obligation proposed in that order (FCC Form 355) would be overly burdensome for broadcasters. Additionally, the FNPRM proposes to require television stations to (1) place their public files online at a site hosted by the FCC, (2) disclose certain sponsorship identification information online, and (3) post copies of shared services agreements online.

In November 2011, the FCC issued an NOI seeking comments on a new standardized disclosure form to replace the current issues and programs list and the previously proposed and rejected Form 355. The NOI proposes to require television broadcasters to report public interest programming broadcast during a sample or composite week in the previous quarter on a standardized, electronically filed form. The Commission also seeks comment on requiring disclosure of whether (1) the reported program contains closed captioning and video descriptions, (2) the program was produced pursuant to shared services agreement, and (3) the program contains sponsorship identifications.

In 2007, the FCC issued a Report on Broadcast Localism and Notice of Proposed Rulemaking (the “Report”). The Report tentatively concluded that broadcast licensees should be required to have regular meetings with permanent local advisory boards to ascertain the needs and interests of their communities. The Report also tentatively adopted specific renewal application processing guidelines that would require broadcasters to air a minimum amount of local programming. The Report sought public comment on two additional rule changes that would impact television broadcasters. These rule changes would restrict a broadcaster’s ability to locate a station’s main studio outside the community of license and the right to operate a station remotely. To date, the FCC has not issued a decision adopting rules to implement any of the initiatives in the Report, and we cannot predict whether or when the FCC might act to codify any such initiatives.

Over the past several years, the FCC has increased its enforcement efforts regarding broadcast indecency and profanity. In 2006, the statutory maximum fine for broadcasting indecent material increased from $32,500 to $325,000 per incident. Several judicial proceedings that review the FCC’s indecency enforcement are pending at this time. The outcomes of these proceedings could affect future FCC policies in this area, and we are unable to predict the outcome of any such judicial proceeding, which could have a material adverse effect on our business.

EEO Rules

The FCC’s Equal Employment Opportunity (“EEO”) rules impose job information dissemination, recruitment, documentation and reporting requirements on broadcast station licensees. Broadcasters are subject to random audits to ensure compliance with the EEO rules and may be sanctioned for noncompliance.

MVPD Retransmission of Local Television Signals

Under the Communications Act and FCC regulations, each television station generally has a so-called “must-carry” right to carriage of its primary channels on all MVPD systems serving their market. Each commercial television station may elect between invoking its “must carry” right or invoking a right to prevent an MVPD system from retransmitting the station’s primary channel without its consent (“retransmission consent”). Stations must make this election by October 1 every three years, and stations most recently made such elections by October 1, 2011. Such elections are binding throughout the three-year cycle that commences on the subsequent January 1. The current carriage cycle commenced on January 1, 2012, and ends on December 31, 2014. Our stations have generally elected retransmission consent and have entered into retransmission consent contracts with virtually all MVPD systems serving their markets.

In March 2011, the FCC issued a Notice of Proposed Rulemaking (NPRM) to consider changes to its rules governing the negotiation of retransmission consent agreements. The FCC concluded that it lacked statutory authority to impose mandatory arbitration or interim carriage obligations in the event of a dispute between broadcasters and pay television operators. The FCC, however, sought comment on whether it should (1) strengthen the existing regulatory provision requiring broadcasters and MVPDs to negotiate retransmission consent in “good faith,” (2) enhance notice obligations to consumers of potential disruptions in service, and/or (3) extend the prohibition on ceasing carriage of a broadcast station’s signal during an audience measurement period to DBS systems. The NPRM also questioned whether the Commission should eliminate the network non-duplication and syndicated exclusivity rules. The Commission has not yet issued a decision in this proceeding, and we cannot predict the outcome of any FCC regulatory action in this regard.

Broadcast Spectrum

On March 16, 2010, the FCC delivered to a “National Broadband Plan” to Congress. The National Broadband Plan, inter alia, makes recommendations regarding the use of spectrum currently allocated to television broadcasters, including seeking the voluntary surrender of certain portions of the television broadcast spectrum and repacking the currently allocated spectrum to make portions of that spectrum available for other wireless communications services. If some or all of our television stations are required to change frequencies or reduce the amount of spectrum they use, our stations could incur substantial conversion costs, reduction or loss of over-the-air signal coverage or an inability to provide high definition programming and additional program streams, including mobile video services. Prior to implementation of the proposals contained in the National Broadband Plan, further action by the FCC or Congress or both is necessary.

In late February 2012, Congress passed and the President signed legislation that, among other things, grants the FCC authority to conduct auctions of certain spectrum currently used by television broadcasters. The so-called incentive auctions would have two parts. First, the FCC would conduct a reverse auction by which a television broadcaster may volunteer, in return for payment, to relinquish its station’s spectrum by surrendering its license; relinquish part of its spectrum and thereafter share spectrum with another station; or modify a UHF channel license to a VHF channel license. Second, the FCC would conduct a forward auction of the relinquished auction to new users. The FCC must complete the reverse auction and the forward auction by September 30, 2022. To accommodate the spectrum reallocation to new users, the FCC may require that television stations that did not participate in the auction modify their transmission facilities. The legislation authorizes the FCC to reimburse stations for reasonable relocation costs up to a total across all stations of $1.75 billion. In addition, the legislation directs the FCC to preserve a station’s coverage area and population served, and it prevents the FCC from requiring that a station involuntarily move from the UHF band to the VHF band or from the high VHF band to the low VHF band. The FCC will need to adopt regulations to implement the legislation. We cannot predict the outcome of FCC regulatory action in this regard.

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

Employees

As of December 31, 2011, we had 1,945 full-time employees and 160 part-time employees, of which 94 full-time employees and 6 part-time employees were represented by unions. We consider relations with our employees to be good.

Available Information

Our web address is http://www.gray.tv. We make the following reports filed or furnished, as applicable, with the Securities and Exchange Commission (the “SEC”) available, free of charge, on our website under the heading “SEC Filings”, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to the foregoing reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”). The foregoing reports are made available on our website as soon as practicable after they are filed with, or furnished to, the SEC. The information found on our website is not incorporated by reference or part of this or any other report we file with or furnish to the SEC.

We have adopted a Code of Ethics (the “Code”) that applies to all of our directors, executive officers and employees. The Code is available on our website at http://www.gray.tv under the heading of “Corporate Governance.” If any waivers of the Code are granted, the waivers will be disclosed in an SEC filing on Form 8-K.

Item 1A. Risk Factors.

Risks Related to Our Business

The success of our business is dependent upon advertising revenue, which is seasonal and cyclical, and will also fluctuate as a result of a number of other factors, some of which are beyond our control.

Our main source of revenue is the sale of advertising time and space. Our ability to sell advertising time and space depends on, among other things:

•	economic conditions in the areas where our stations are located and in the nation as a whole;

•	the popularity of the programming offered by our television stations;

•	changes in the population demographics in the areas where our stations are located;

•

local and national advertising price fluctuations, which can be affected by the availability of programming, the popularity of programming, and the relative supply of and demand for commercial advertising;

•	our competitors’ activities, including increased competition from other advertising-based mediums, particularly cable networks, MVPD operators, and the internet;

•	the duration and extent of any network preemption of regularly scheduled programming for any reason;

•	decisions by advertisers to withdraw or delay planned advertising expenditures for any reason;

•	labor disputes or other disruptions at major national advertisers, programming providers or networks; and

•	other factors beyond our control.

Our results are also subject to seasonal and cyclical fluctuations that we expect to continue. Seasonal fluctuations typically result in higher broadcast operating income in the second and fourth quarters than in the first and third quarters of each year. This seasonality is primarily attributable to (i) advertisers’ increased expenditures in the spring and in anticipation of the holiday season spending and (ii) an increase in viewership during this period. In addition, we typically experience fluctuations in our revenue between even and odd numbered years. In years in which there are impending elections for various state and national offices, which primarily occur in even numbered years, political advertising revenue tends to increase, often significantly, and particularly during presidential election years. Also, our NBC network affiliated stations typically experience increased viewership and revenue during coverage of Olympic Games, which also occur in even numbered years. As a result of the seasonality and cyclicality of our revenue, and the historically significant increase in our revenue during even-numbered years, investors are cautioned that it has been, and is expected to remain, difficult to engage in period-over-period comparisons of our revenue and results of operations.

Continued uncertain financial and economic conditions may have a further adverse impact on our business, results of operations or financial condition.

Current financial and economic conditions continue to be uncertain and the continuation or worsening of such conditions could reduce consumer confidence and have an adverse effect on our business, results of operations and/or financial condition. If consumer confidence were to decline, this decline could negatively affect our advertising customers’ businesses and their advertising budgets. In addition, continued volatile economic conditions could have a negative impact on our industry or the industries of our customers who advertise on our stations, resulting in reduced advertising sales. Furthermore, it may be possible that actions taken by any governmental or regulatory body for the purpose of stabilizing the economy or financial markets will not achieve their intended effect. In addition to any negative direct consequences to our business or results of operations arising from these financial and economic developments, some of these actions may adversely affect financial institutions, capital providers, advertisers or other consumers on whom we rely, including for access to future capital or financing arrangements necessary to support our business. Our inability to obtain financing in amounts and at times necessary could make it more difficult or impossible to meet our obligations or otherwise take actions in the best interests of Gray.

We are a holding company with no material independent assets or operations and we depend on our subsidiaries for cash.

We are a holding company with no material independent assets or operations, other than our investments in our subsidiaries. Because we are a holding company, we are dependent upon payment of dividends, distributions, loans or advances to us by our subsidiaries to fund our obligations. These payments could be subject to dividend or other payment restrictions under applicable laws in the jurisdictions in which our subsidiaries operate. Payments by our subsidiaries are also contingent upon the subsidiaries’ earnings. If we are unable to obtain sufficient funds from our subsidiaries to fund our obligations, our financial condition and ability to meet our obligations may be adversely affected.

We have substantial debt and have the ability to incur additional debt. The principal and interest payment obligations on such debt may restrict our future operations and impair our ability to meet our obligations.

As of December 31, 2011, we had approximately $832.2 million aggregate principal amount of outstanding indebtedness (excluding intercompany indebtedness). In addition, the terms of our senior credit facility and the indenture governing our 10  1/2% senior secured second lien notes due 2015 (the “Notes”) permit us to incur additional indebtedness, subject to our ability to meet certain borrowing conditions.

Our substantial debt may have important consequences. For instance, it could:

•	make it more difficult for us to satisfy our financial obligations;

•

require us to dedicate a substantial portion of any cash flow from operations to the payment of interest and principal due under our debt, which would reduce funds available for other business purposes, including capital expenditures and acquisitions;

•	place us at a competitive disadvantage compared to some of our competitors that may have less debt and better access to capital resources; and

•	limit our ability to obtain additional financing required to fund working capital and capital expenditures and for other general corporate purposes.

Our ability to service our significant financial obligations depends on our ability to generate significant cash flow. This is partially subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control. We cannot assure you that our business will generate cash flow from operations, that future borrowings will be available to us under our senior credit facility, or that we will be able to complete any necessary financings, in amounts sufficient to enable us to fund our operations or pay our debts and other obligations, or to fund other liquidity needs. If we are not able to generate sufficient cash flow to service our obligations, we may need to refinance or restructure our debt, sell assets, reduce or delay capital investments, or seek to raise additional capital. Additional debt or equity financing may not be available in sufficient amounts, at times or on terms acceptable to us, or at all. If we are unable to implement one or more of these alternatives, we may not be able to service our debt or other obligations, which could result in us being in default thereon, in which circumstances our lenders could cease making loans to us, and lenders or other holders of our debt could accelerate and declare due all outstanding obligations due under the respective agreements, which could have a material adverse effect on us. In addition, the current volatility in the capital markets may also impact our ability to obtain additional financing, or to refinance our existing debt, on terms or at times favorable to us.

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

Our senior credit facility also requires us to comply with a number of financial ratios and covenants. Our ability to comply with these agreements may be affected by events beyond our control, including prevailing economic, financial and industry conditions. These covenants could have an adverse effect on our business by limiting our ability to take advantage of financing, merger and acquisition or other corporate opportunities. The breach of any of these covenants or restrictions could result in a default under the indenture governing our Notes or our senior credit facility. An event of default under any of our debt agreements could permit some of our lenders, including the lenders under our senior credit facility, to declare all amounts borrowed from them, together with accrued and unpaid interest, to be immediately due and payable, which could, in turn, trigger defaults under other debt obligations and the termination of commitments of the lenders to make further extensions of credit under our senior credit facility. If we were unable to repay debt to our lenders, or were otherwise in default under any provision governing our outstanding secured debt obligations, our secured lenders could proceed against us and the subsidiary guarantors and against the collateral securing that debt.

We have a significant amount of indebtedness and other obligations that become due over a relatively short period of time.

We have a significant amount of indebtedness and other obligations that will, or may, become due between March 19, 2014 and June 30, 2015. These obligations include amounts outstanding under our senior credit facility, our Notes and any potential exercise of optional redemption rights held by the holders of our Series D Perpetual Preferred Stock, which those holders may exercise at any time from and after June 30, 2015. Our inability to repay or refinance our indebtedness and other obligations as they become due, or the violation of any covenants which may impair, restrict or limit our ability to do so, could have a material adverse effect on our financial condition and results of operations. Furthermore, in the event that we were unable to repay or refinance our indebtedness or other obligations, and a bankruptcy case were to be commenced under the bankruptcy code, we could be subject to claims, with respect to any payments made within 90 days prior to commencement of such a case, that we were insolvent at the time any such payments were made and that all or a portion of such payments, which could include repayments of amounts due under the Notes, might be deemed to constitute a preference, under the bankruptcy code, and that such payments should be voided by the bankruptcy court and recovered from the recipients for the benefit of the entire bankruptcy estate.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our annual debt service obligations to increase significantly.

Borrowings under our senior credit facility are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on our variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash available to service our obligations would decrease.

We must purchase television programming in advance of knowing whether a particular show will be popular enough for us to recoup our costs.

One of our most significant costs is for the purchase of television programming. If a particular program is not sufficiently popular among audiences in relation to the cost we pay for such program, we may not be able to sell enough related advertising time for us to recoup the costs we pay to broadcast the program. We also must usually purchase programming several years in advance, and may have to commit to purchase more than one year’s worth of programming, resulting in the incurrence of significant costs in advance of our receipt of any related revenue. We may also replace programs that are performing poorly before we have recaptured any significant portion of the costs we incurred in obtaining such programming or fully expensed the costs for financial reporting purposes. Any of these factors could reduce our profits, result in the incurrence of impairment charges or otherwise cause our costs to escalate relative to our revenue.

We are highly dependent upon our network affiliations, and may lose a large amount of television programming if a network (i) terminates its affiliation with us, (ii) significantly changes the economic terms and conditions of any future affiliation agreements with us or (iii) significantly changes the type, quality or quantity of programming provided to us under an affiliation agreement.

Our business depends in large part on the success of our network affiliations. Each of our stations is affiliated with at least one major network pursuant to affiliation agreements. Each affiliation agreement provides the affiliated station with the right to broadcast all programs transmitted by the affiliated network. Our affiliation agreements expire at various dates through January 1, 2016.

If we cannot enter into affiliation agreements to replace any expiring agreements, we would no longer be able to carry the affiliated network’s programming. This loss of programming would require us to seek to obtain replacement programming. Such replacement programming may involve higher costs and may not be as attractive to our target audiences, thereby reducing our ability to generate advertising revenue. Furthermore, our concentration of CBS and/or NBC affiliates makes us particularly sensitive to adverse changes in our business relationship with, and the general success of, CBS and/or NBC.

We can give no assurance that any future affiliation agreements would have economic terms and conditions equivalent to or more advantageous to us than our current agreements. Among other things, one or more networks may require that we pay compensation in exchange for providing our stations with programming and/or for permitting MVPD retransmission of network programming via our stations. If in the future a network or networks imposed more adverse economic terms upon us, such event or events could have a material adverse effect on our business and results of operations.

In addition, if we are unable to renew or replace any existing affiliation agreements, we may be unable to satisfy certain obligations under our existing or any future retransmission consent agreements with MVPDs and/or to secure payment of retransmission consent fees under such agreements. Furthermore, if in the future a network limited or removed our ability to retransmit network programming to MVPDs, we may be unable to satisfy certain obligations or criteria for fees under any existing or any future retransmission consent agreements. In either case, such an event could have a material adverse effect on our business and results of operations.

We are also dependent upon our retransmission consent agreements with MVPDs, and we cannot predict the outcome of potential regulatory changes to the retransmission consent regime.

We are also dependent, in significant part, on our retransmission consent agreements. A significant number of our existing retransmission consent agreements were renewed in 2011, with the remaining retransmission consent agreements set to expire through 2014. No assurances can be provided that we will be able to renegotiate all of such agreements on favorable terms, on a timely basis, or at all. The failure to renegotiate such agreements could have a material adverse effect on our business and results of operations.

Our ability to successfully negotiate future retransmission consent agreements may be hindered by potential legislative or regulatory charges to the framework under which these agreements are negotiated. In March 2011, the FCC issued a Notice of Proposed Rulemaking (NPRM) to consider changes to its rules governing the negotiation of retransmission consent agreements. The FCC concluded that it lacked statutory authority to impose mandatory arbitration or interim carriage obligations in the event of a dispute between broadcasters and pay television operators. The FCC, however, sought comment on whether it should (1) strengthen existing regulatory provision requiring broadcasters and MVPDs to negotiate retransmission consent in “good faith,” (2) enhance notice obligations to consumers of potential disruptions in service, and/or (3) extend the prohibition on ceasing carriage of a broadcast station’s signal during an audience measurement period to DBS systems. The NPRM also questioned whether the Commission should eliminate the network non-duplication and syndicated exclusivity rules. The Commission has not yet issued a decision in this proceeding, and we cannot predict the outcome of any FCC regulatory action in this regard.

We operate in a highly competitive environment. Competition occurs on multiple levels (for audiences, programming and advertisers) and is based on a variety of factors. If we are not able to successfully compete in all relevant aspects, our revenue will be materially adversely affected.

As described elsewhere herein, television stations compete for audiences, certain programming (including news) and advertisers. Signal coverage and carriage on MVPD systems also materially affect a television station’s competitive position. With respect to audiences, stations compete primarily based on broadcast program popularity. We cannot provide any assurances as to the acceptability by audiences of any of the programs we broadcast. Further, because we compete with other broadcast stations for certain programming, we cannot provide any assurances that we will be able to obtain any desired programming at costs that we believe are reasonable. Cable network programming, combined with increased access to cable and satellite TV, has become a significant competitor for broadcast television programming viewers. Cable networks’ advertising share has increased due to the growth in MVPD penetration (the percentage of television households that are connected to an MVPD system), which reduces broadcast television viewers. Further increases in the advertising share of cable networks could materially adversely affect the advertising revenue of our television stations.

In addition, technological innovation and the resulting proliferation of programming alternatives, such as internet websites, mobile apps and wireless carriers, direct-to-consumer video distribution systems, and home entertainment systems have further fractionalized television viewing audiences and resulted in additional challenges to revenue generation.

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

We derive a material portion of our advertising revenue from the automotive and restaurant industries. In 2011, we earned approximately 21% and 10% of our total broadcast advertising revenue from the automotive and restaurant categories, respectively. In 2010, we earned approximately 17% and 9% of our total broadcast advertising revenue from the automotive and restaurant categories, respectively. Our business and operating results could be materially adversely affected if automotive or restaurant-related advertising revenue decreased. Our business and operating results could also be materially adversely affected if revenue decreased from one or more other significant advertising categories, such as the medical, communications, furniture and appliances, entertainment, financial services, professional services or retail industries.

Any potential hostilities or terrorist attacks, or similar events leading to broadcast interruptions, may affect our revenues and results of operations.

If the United States engages in additional foreign hostilities, experiences a terrorist attack or experiences any similar event resulting in interruptions to regularly scheduled broadcasting, we may lose advertising revenue and/or incur increased expenses. Lost revenue and increased expenses may be due to pre-emption, delay or cancellation of advertising campaigns, and increased costs of covering such events. We cannot predict the (i) extent or duration of any future disruption to our programming schedule, (ii) amount of advertising revenue that would be lost or delayed or (iii) amount by which our broadcasting expenses would increase as a result. Any such loss of revenue and increased expenses could negatively affect our future results of operations.

We have, in the past, incurred impairment charges on our goodwill and/or broadcast licenses, and any such future charges may have a material effect on the value of our total assets.

As of December 31, 2011, the book value of our broadcast licenses was $819.0 million and the book value of our goodwill was $170.5 million, in comparison to total assets of $1.2 billion. Not less than annually, and more frequently if necessary, we are required to evaluate our goodwill and broadcast licenses to determine if the estimated fair value of these intangible assets is less than book value. If the estimated fair value of these intangible assets is less than book value, we will be required to record a non-cash expense to write-down the book value of the intangible asset to the estimated fair value. We cannot make any assurances that any required impairment charges will not have a material effect on our total assets.

Our operating and financial flexibility is limited by the terms of the Series D perpetual preferred stock.

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

These restrictions may prevent us from taking action that could increase the value of our business or may require actions that decrease the value of our business.

We do not currently pay cash dividends on either class of our common stock, and have not paid certain dividends which have accumulated on our Series D Perpetual Preferred Stock. To the extent a potential investor ascribes value to a dividend paying stock, the value of our stock may be correspondingly reduced.

Our board of directors has not declared a cash or stock dividend on our common stock or Class A common stock since the third quarter of 2008. We can provide no assurance when or if any future dividends will be declared on either class of common stock.

Except for the payment of dividends in connection with our repurchase of certain shares of our Series D Perpetual Preferred Stock in privately negotiated transactions from time to time, we have deferred the cash payment of our preferred stock dividends earned thereon since October 1, 2008. As a result of at least three consecutive cash dividend payments on the Series D Perpetual Preferred Stock remaining unfunded, the dividend rate on such stock has increased from 15.0% per annum to 17.0% per annum. Our Series D Perpetual Preferred Stock dividend began accruing at 17.0% per annum on July 16, 2009 and will accrue at that rate as long as at least three consecutive cash dividend payments remain unfunded.

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

As a result, if and to the extent an investor ascribes value to a dividend-paying stock, the value of our common stock and Class A common stock may be correspondingly reduced.

We may be unable to maintain or increase our internet advertising revenue, which could have a material adverse effect on our business and operating results.

We generate advertising revenue from the sale of advertisements on our internet sites. Our ability to maintain or increase this advertising revenue is largely dependent upon the number of users actively visiting our internet sites. We also must increase user engagement with our internet sites in order to increase our advertising revenue. In addition, internet advertising techniques are evolving, and if our technology and advertisement serving techniques do not evolve to meet the needs of advertisers, our advertising revenue could decline. Changes in our business model, advertising inventory or initiatives could also cause a decrease in our internet advertising revenue.

In addition, internet advertisements are reportedly becoming a means to distribute viruses over the internet and obtain users’ private information. If this practice becomes more prevalent, it could result in consumers becoming less inclined to click through online advertisements, which could adversely affect the demand for internet advertising. We do not have long-term agreements with most of our internet advertisers. Any termination, change or decrease in our advertising relationships could have a material adverse effect on our revenue and profitability. If we do not maintain or increase our advertising revenue, our business, results of operations and financial condition would be materially adversely affected.

If we are unable to protect our domain names, our reputation and brands could be adversely affected.

We currently hold various domain name registrations relating to our brands. The registration and maintenance of domain names generally are regulated by governmental agencies and their designees. Governing bodies may establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we may be unable to register or maintain relevant domain names. We may be unable, without significant cost or at all, to prevent third parties from registering domain names that are similar to, infringe upon or otherwise decrease the value of, our trademarks and other proprietary rights. Failure to protect our domain names could adversely affect our reputation and brands, and make it more difficult for users to find our websites and our services.

Federal broadcasting industry regulations limit our operating flexibility.

The FCC regulates all television broadcasters, including us. We must obtain FCC approval whenever we (i) apply for a new license, (ii) seek to renew or assign a license, (iii) purchase a new station or (iv) transfer the control of one of our subsidiaries that holds a license. Our FCC licenses are critical to our operations, and we cannot operate without them. We cannot be certain that the FCC will renew these licenses in the future or approve new acquisitions, mergers, divestitures or other business activities. Our failure to renew any licenses upon the expiration of any license term could have a material adverse effect on our business.

Federal legislation and FCC rules have changed significantly in recent years and may continue to change. These changes may limit our ability to conduct our business in ways that we believe would be advantageous and may affect our operating results.

The FCC can sanction us for programming broadcast on our stations that it finds to be indecent.

Over the past several years, the FCC has increased its enforcement efforts regarding broadcast indecency and profanity. In 2006, the statutory maximum fine for broadcasting indecent material increased from $32,500 to $325,000 per incident. Several judicial proceedings to review the FCC’s indecency enforcement are pending at this time. The outcomes of these proceedings could affect future FCC policies in this area, and we are unable to predict the outcome of any such judicial proceeding, which could have a material adverse effect on our business.

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

Under the FCC’s National Television Station Ownership Rule, a single television station owner may not reach more than 39 percent of U.S. households through commonly owned television stations. This rule may constrain our ability to expand through additional station acquisitions.

The FCC’s National Broadband Plan could result in the reallocation of broadcast spectrum for wireless broadband or other non-broadcast use, which could materially impair our ability to provide competitive services.

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

In addition, on November 30, 2010, the FCC issued a Notice of Proposed Rulemaking that proposes preliminary rule changes to allow a portion of the spectrum currently allocated to broadcasters to be repurposed for broadband use. These proposals include (i) making broadcast spectrum allocations available for flexible use, (ii) establishing a licensing framework to allow two or more broadcast stations to share a 6Mhz channel, and (iii) improving the reception of VHF signals.

In late February 2012, Congress passed and the President signed legislation that, among other things, grants the FCC authority to conduct auctions of certain spectrum currently used by television broadcasters. The so-called incentive auctions would have two parts. First, the FCC would conduct a reverse auction by which a television broadcaster may volunteer, in return for payment, to relinquish its station’s spectrum by surrendering its license; relinquish part of its spectrum and thereafter share spectrum with another station; or modify a UHF channel license to a VHF channel license. Second, the FCC would conduct a forward auction of the relinquished auction to new users. The FCC must complete the reverse auction and the forward auction by September 30, 2022. To accommodate the spectrum reallocation to new users, the FCC may require that television stations that did not participate in the auction modify their transmission facilities. The legislation authorizes the FCC to reimburse stations for reasonable relocation costs up to a total across all stations of $1.75 billion. In addition, the legislation directs the FCC to preserve a station’s coverage area and population served, and it prevents the FCC from requiring that a station involuntarily move from the UHF band to the VHF band or from the high VHF band to the low VHF band. The FCC will need to adopt regulations to implement the legislation. We cannot predict the outcome of FCC regulatory action in this regard nor the impact of any such changes upon our business.

Item  1B.  Unresolved Staff Comments.

None.

Item 2.   Properties.

Our principal executive offices are located at 4370 Peachtree Road, NE, Atlanta, Georgia, 30319. Our administrative offices are located at 126 North Washington St., Third Floor, Albany, Georgia, 31701. Our shared services offices are located at 1801 Halstead Blvd., Tallahassee, Florida, 32309. See “Our Stations and Their Markets” elsewhere in this Annual Report for a complete listing of our television stations and their locations.

The types of properties required to support television stations include offices, studios, transmitter sites and antenna sites. A station’s studios are generally housed within its offices in each respective market. The transmitter sites and antenna sites are generally located in elevated areas to provide optimal signal strength and coverage. We own or lease land, offices, studios, transmitters and antennas in each of our markets necessary to support our operations in that market area. In some market areas, we also own or lease multiple properties, such as towers and/or signal repeaters (translators), to optimize our broadcast capabilities. To the extent that our properties are leased and those leases contain expiration dates, we believe that those leases can be renewed, or that alternative facilities can be leased or acquired, on terms that are comparable, in all material respects, to our existing properties.

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

Item 4.  Mine Safety Disclosures.

Not applicable.

Executive Officers of the Registrant.

Set forth below is certain information with respect to our executive officers as of March 5, 2012:

Hilton H. Howell, Jr., age 49, has been our Chief Executive Officer since August 20, 2008 and has also served as Vice-Chairman since September 2002. Before that, he had been our Executive Vice President since September 2000. He has served as one of our directors since 1993. He is a member of the Executive Committee of our board of directors. He has served as a director and Chairman of the Board of Gray Television Group, Inc. and WVLT-TV, Inc. which are our subsidiaries, and as President, Chairman of the Board and a Director of Gray Television Licensee, LLC, another of our subsidiaries, since 2008. He has served as President and Chief Executive Officer of Atlantic American Corporation, an insurance holding company, since 1995, and as Chairman of that Company since February 24, 2009. He has been Executive Vice President and General Counsel of Delta Life Insurance Company and Delta Fire and Casualty Insurance Company, life and casualty insurance companies, respectively, since 1991. He has served as Vice Chairman of Bankers Fidelity Life Insurance Company since 1992 and Vice Chairman of Georgia Casualty & Surety Company from 1992 through 2008. He served as a director of Southern

Community Newspapers (formerly known as Triple Crown Media, Inc.) (“SCN”) from December 2005 until December 2009 and as Chairman of the Board of SCN from November 2007 until December 2009. Mr. Howell also serves as a director of Atlantic American Corporation and its subsidiaries American Southern Insurance Company, American Safety Insurance Company and Bankers Fidelity Life Insurance Company, as well as Delta Life Insurance Company and Delta Fire and Casualty Insurance Company. He is the son-in-law of Mr. J. Mack Robinson and Mrs. Harriett J. Robinson, both members of our board of directors.

Robert S. Prather, Jr., age 67, has served as our President and Chief Operating Officer since September 2002. He has served as one of our directors since 1993. He has served as President and a director of our subsidiaries Gray Television Group, Inc. and WVLT-TV, Inc., since 2002. He has been a director of SCN since 1994, and served as Chairman of SCN from December 2005 until November 2007. He served as President and Chief Executive Officer of SCN from May 2005 to December 30, 2005, and has served in that position since November 2007. SCN filed for protection under Chapter 11 of the U.S. bankruptcy code on September 14, 2009. SCN emerged from bankruptcy when the order confirming the Plan of Reorganization under Chapter 11 of the bankruptcy code became effective December 8, 2009. He also serves as a member of the Board of Directors for GAMCO Investors, Inc., Gaylord Entertainment Company and Draper Holdings Business Trust.

James C. Ryan, age 51, has served as our Chief Financial Officer since October 1998 and Senior Vice President since September 2002. Before that, he had been our Vice President since October 1998.

Kevin P. Latek, age 41, has served as our Vice President for Law and Development and Secretary since March 1, 2012. In the preceding nearly 15 years, Mr. Latek has represented television and radio broadcasters as well as financial institutions in FCC regulatory and transactional matters with the law firm of Dow Lohnes, PLLC, in Washington, DC. Mr. Latek received a B.S.B.A. from Georgetown University School of Business Administration (summa cum laude) in 1992 and a Juris Doctor from the University of Virginia School of Law in 1996. He is a member of the American Bar Association and the Federal Communications Bar Association.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock, no par value, and our Class A common stock, no par value, have been listed and traded on the NYSE since September 24, 1996 and June 30, 1995, respectively. Prior to September 16, 2002, the common stock was named Class B common stock.

The following table sets forth the high and low sale prices of the common stock and the Class A common stock for the periods indicated. The high and low composite sales prices of the common stock and the Class A common stock are as reported by the NYSE.

	Common Stock		Class A Common Stock
	High	Low	High	Low

2011:
First Quarter	$2.52	$1.87	$2.27	$1.61
Second Quarter	2.95	2.10	2.67	1.70
Third Quarter	2.75	1.38	2.40	1.38
Fourth Quarter	2.09	1.31	1.80	1.13

2010:
First Quarter	$2.80	$1.52	$2.88	$1.57
Second Quarter	4.88	2.31	4.73	2.24
Third Quarter	2.99	1.83	2.90	1.63
Fourth Quarter	2.19	1.44	2.04	1.45

As of February 6, 2012, we had 51,404,984 outstanding shares of common stock held by approximately 3,823 stockholders and 5,753,020 outstanding shares of Class A common stock held by approximately 419 stockholders. The number of stockholders includes stockholders of record and individual participants in security position listings as furnished to us pursuant to Rule 17Ad-8 under the Exchange Act.

Our Articles of Incorporation provide that each share of common stock is entitled to one vote, and each share of Class A common stock is entitled to 10 votes. Our Articles of Incorporation require that our common stock and our Class A common stock receive dividends on a pari passu basis.

We have not paid dividends on either class of our common stock since October 15, 2008. Our senior credit facility contains covenants that restrict the amount of funds available to pay cash dividends on our capital stock. Further, our Series D Perpetual Preferred Stock contains requirements that, in certain circumstances, restrict our ability to pay dividends on our Class A common stock and our common stock.

In 2011, we repurchased an aggregate of approximately $13.4 million in face amount of our Series D Perpetual Preferred Stock, and paid $6.6 million in accrued dividends related thereto. We used cash on hand and borrowings under our revolving credit facility to fund these transactions. In 2010, we repurchased approximately $60.7 million in face amount of our Series D Perpetual Preferred Stock, and paid $14.9 million in accrued dividends thereon, in exchange for $50.0 million in cash, using net proceeds from the sale of Notes, and 8.5 million shares of common stock.

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

In addition, the declaration and payment of common stock and Class A common stock dividends are subject to the discretion of our Board of Directors. Any future payments of dividends will depend on our earnings and financial position and such other factors as our Board of Directors deems relevant. See Note 2. “Long-term Debt” of our audited consolidated financial statements included elsewhere herein for a further discussion of restrictions on our ability to pay dividends.

Stock Performance Graph

The following stock performance graphs do not constitute soliciting material and should not be deemed filed or incorporated by reference into any other filing by us under the Securities Act of 1933 or the Exchange Act, except to the extent we specifically incorporate these graphs by reference therein.

The following graphs compare the cumulative total return of the common stock and the Class A common stock from December 31, 2006 to December 31, 2011, as compared to the stock market total return indexes for (i) The New York Stock Exchange Market Index and (ii) The New York Stock Exchange Industry Index based upon the Television Broadcasting Stations Index.

The graphs assume the investment of $100 in the common stock and the Class A common stock, the New York Stock Exchange Market Index and the NYSE Television Broadcasting Stations Index on December 31, 2006. Any dividends are assumed to have been reinvested as paid.

	Year Ended
Company/Index/Market	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011
Gray Television Common	$110.90	$5.70	$21.38	$26.65	$23.09
NYSE Market Index	$108.87	$66.13	$84.83	$96.19	$92.50
TV Broadcasting Stations Index	$95.15	$57.99	$85.82	$103.23	$111.27

	Year Ended
Company/Index/Market	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011
Gray Television Class A	$104.77	$7.30	$18.88	$22.27	$16.99
NYSE Market Index	$108.87	$66.13	$84.83	$96.19	$92.50
TV Broadcasting Stations Index	$95.15	$57.99	$85.82	$103.23	$111.27

Item 6.  Selected Financial Data.

Certain selected historical consolidated financial data is set forth below. This information with respect to the years ended December 31, 2011, 2010 and 2009 should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and related notes thereto included elsewhere herein.

		Year Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except per share data)

Statements of Operations Data:
Revenue (1)	$ 307,131	$346,058	$270,374	$327,176	$307,288
Impairment of goodwill and and broadcast licenses (2)	-	-	-	338,681	-
Operating income (loss)	75,348	106,960	43,079	(258,895)	53,376
Loss on early extinguishment of debt (3)	-	(349)	(8,352)	-	(22,853)
Net income (loss)	9,035	23,163	(23,047)	(202,016)	(23,151)
Net income (loss) available to common stockholders	1,795	8,581	(40,166)	(208,609)	(24,777)
Net income (loss) available to common stockholders per common share:
Basic	0.03	0.16	(0.83)	(4.32)	(0.52)
Diluted	0.03	0.16	(0.83)	(4.32)	(0.52)
Cash dividends declared per common share (4)	-	-	-	0.09	0.12

Balance Sheet Data (at end of period):
Total assets	$ 1,233,980	$1,242,293	$1,245,739	$1,278,265	$1,625,969
Long-term debt (including current portion)	832,233	826,704	791,809	800,380	925,000
Long-term accrued facility fee (5)	-	-	18,307	-	-
Preferred stock (6)	24,841	37,181	93,386	92,183	-
Total stockholders’ equity	122,953	129,407	93,620	117,107	337,845
(1)	Our revenue fluctuates significantly between years, consistent with, among other things, increased political advertising expenditures in even-numbered years.

(2)	In the year ended December 31, 2008, we recorded a non-cash impairment expense of $338.7 million resulting from a write down of $98.6 million in the carrying value of our goodwill and a write down of $240.1 million in the carrying value of our broadcast licenses. The write-down of our goodwill and broadcast licenses related to seven stations and 23 stations, respectively. As of the testing date of December 31, 2008, we believed events had occurred and circumstances changed that more likely than not reduced the fair value of our broadcast licenses and goodwill below their carrying amounts. These events, which accelerated in the fourth quarter of 2008, included: (i) the continued decline of the price of our common stock and Class A common stock; (ii) the decline in the selling prices of television stations; (iii) the decline in local and national advertising revenues excluding political advertising revenue; and (iv) the decline in the operating profit margins of some of our stations.

(3)	In 2010 and 2009, we recorded a loss on early extinguishment of debt related to amendments to our senior credit facility. In 2007, we recorded a loss on early extinguishment of debt related to the refinancing of our senior credit facility and the redemption of our then outstanding 9.25% Senior Subordinated Notes.

(4)	Cash dividends for 2007 include a cash dividend of $0.03 per share approved in the fourth quarter of 2007, and paid in the first quarter of 2008.

(5)	On March 31, 2009, we amended our senior credit facility. Effective on that date, we began to incur an annual facility fee equal to 3% multiplied by the outstanding balance under our senior credit facility. Effective as of April 29, 2010, the accrued facility fee was reduced to 0.75%. Effective April 21, 2011, the facility fee was reduced to 0%. In 2009, we deferred payment of the facility fee as permitted under the senior credit facility. In 2010, we paid the accumulated deferred facility fee in full and from that time and until April 21, 2011, we paid the facility fee as incurred.

(6)	On May 22, 2007, we redeemed all outstanding shares of our Series C Preferred Stock.

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

In 2011, we repurchased an aggregate of approximately $13.4 million in face amount of our Series D Perpetual Preferred Stock, and paid $6.6 million in accrued dividends related thereto. We used cash on hand and borrowings under our revolving credit facility to fund these transactions. In 2010, we repurchased approximately $60.7 million in face amount of our Series D Perpetual Preferred Stock, and paid $14.9 million in accrued dividends thereon, in exchange for $50.0 million in cash, using net proceeds from the sale of Notes, and 8.5 million shares of common stock.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Overview

Introduction

The following analysis of the financial condition and results of operations of Gray Television, Inc. (“we”, “us”, “our”, “Gray” or the “Company”) should be read in conjunction with our audited consolidated financial statements and notes thereto included elsewhere herein.

Overview

We own 36 television stations serving 30 television markets. Seventeen of our stations are affiliated with the CBS Network owned by CBS Inc. (“CBS”), ten are affiliated with the NBC Network owned by National Broadcasting Company, Inc. (“NBC”), eight are affiliated with the ABC Network owned by American Broadcasting Company (“ABC”), and one is affiliated with the FOX Network owned by FOX Broadcasting Company (“FOX”). Our 17 CBS-affiliated stations make us the largest independent owner of CBS affiliates in the United States. Based on the results of the average of the Nielsen February, May, July, and November 2011 ratings reports, our combined station group has 23 markets with stations ranked #1 in local news audience and 22 markets with stations ranked #1 in overall audience within their respective markets. Of the 30 markets that we serve, we operate the #1 or #2 ranked station in 29 of those markets. In addition to our primary channels that we broadcast from our television stations, we currently broadcast 40 secondary channels including one affiliated with ABC, four affiliated with FOX, eight affiliated with the CW Network or the CW Plus Network, both owned by The CW Network, LLC (collectively “CW”), 18 affiliated with Master Distribution Service, Inc. (an affiliate of Twentieth Television, Inc.) (“MyNetworkTV” or “MyNet.”), one affiliated with Untamed Sports Network, one affiliated with The Country Network and seven local news/weather channels in certain of our existing markets. We created our secondary channels to better utilize our excess broadcast spectrum. Our secondary channels are similar to our primary broadcast channels; however, our secondary channels are affiliated with networks different from those affiliated with our primary broadcast channels. Our combined TV station group reaches approximately 6.2% of total United States households.

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

Most advertising contracts are short-term, and generally run only for a few weeks. Approximately 65% of the net revenues of our television stations for the year ended December 31, 2011 were generated from local advertising (including political advertising revenues), which is sold primarily by a station’s sales staff directly to local accounts, and the remainder represented primarily by national advertising, which is sold by a station’s national advertising sales representative. The stations generally pay commissions to advertising agencies on local, regional and national advertising and the stations also pay commissions to the national sales representative on national advertising, including certain political advertising.

Broadcast advertising revenue is generally highest in the second and fourth quarters each year. This seasonality results partly from increases in advertising in the spring and in the period leading up to and including the holiday season. Broadcast advertising revenue is also generally higher in even-numbered years, due to spending by political candidates, political parties and special interest groups. This political spending typically is heaviest during the fourth quarter of such years.

Our primary broadcasting operating expenses are employee compensation, related benefits and programming costs. In addition, the broadcasting operations incur overhead expenses, such as maintenance, supplies, insurance, rent and utilities. A large portion of the operating expenses of the broadcasting operations is fixed.

During the recent economic recession, many of our advertising customers reduced their advertising spending, which reduced our revenue. The economy improved somewhat in 2011 as compared to 2010. Although our total revenue for 2011 decreased when compared to 2010, this decrease was due primarily to a decrease in political revenue resulting from a decrease in the number of national, state and local elections in the “off year” of the two year political cycle. Our 2011 local and internet advertising revenue increased over 2010 amounts due primarily to an improvement in the economy in 2011 as compared to 2010. Our national advertising revenue also benefited from an improving economy, but our national revenue decreased in 2011 compared to 2010 due partially to a change in networks broadcasting the Super Bowl and a lack of Olympic Games coverage. Our national advertising revenue also decreased in 2011, in part, due to natural disasters affecting Japanese auto manufacturers. Our retransmission consent revenue increased in 2011 compared to 2010 due to improved terms of our retransmission consent contracts and an increase in the number of subscribers. In addition, we continue to earn revenue under our management contract with Young Broadcasting, Inc. (“Young”). This management contract became effective on August 10, 2009 and expires on December 31, 2012.

Automotive dealers and manufacturers have traditionally accounted for a significant portion of our revenue. During the recession, our automotive advertising customers suffered disproportionately and significantly reduced their advertising expenditures, which in turn negatively impacted our 2009 revenues. In 2011 and 2010, we experienced increases of 6% and 27%, respectively, in advertising from automotive advertising customers over the prior year.

In addition to general economic challenges in recent years, our revenue has come under pressure from the internet as a competitor for advertising spending. We continue to enhance and market our internet websites in an effort to generate additional revenue.

We continue to monitor our operating expenses and reduce them where possible. Our total operating expenses for 2011 decreased over 2010 amounts. Please see our “Results of Operations” and “Liquidity and Capital Resources” sections below for further discussion of our operating results.

Revenue

Set forth below are the principal types of revenue, less agency commissions, earned by us for the periods indicated and the percentage contribution of each to our total revenue (dollars in thousands):

	$187,029	$187,029	$187,029	$187,029	$187,029	$187,029
	Year Ended December 31,
	2011		2010		2009
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total

Revenues:
Local	$187,029	60.9%	$183,177	52.9%	$170,813	63.2%
National	56,335	18.3%	57,649	16.7%	53,892	19.9%
Internet	20,081	6.5%	13,401	3.9%	11,413	4.2%
Political	13,491	4.4%	57,552	16.6%	9,976	3.7%
Retransmission consent	20,227	6.6%	18,774	5.4%	15,645	5.8%
Production and other	7,070	2.3%	7,446	2.2%	7,119	2.6%
Network compensation	698	0.2%	562	0.2%	653	0.2%
Consulting revenue	2,200	0.8%	7,497	2.1%	863	0.4%

Total	$307,131	100.0%	$346,058	100.0%	$270,374	100.0%

Risk Factors

The broadcast television industry is reliant primarily on advertising revenue and faces increased competition. For a discussion of certain other presently known, significant factors that may affect our business, see “Item 1A. Risk Factors” included elsewhere this Annual Report.

Results of Operations

Year Ended December 31, 2011 (“2011”) Compared to Year Ended December 31, 2010 (“2010”)

Revenue

Total revenue decreased $38.9 million, or 11%, to $307.1 million for 2011 compared to 2010 reflecting decreased political and national advertising revenue and consulting revenue, partially offset by increased local and internet advertising revenue and retransmission consent revenue. Political advertising revenue decreased $44.1 million, or 77%, to $13.5 million reflecting decreased advertising from political candidates and special interest groups during the “off year” of the two-year political advertising cycle. National advertising revenue, excluding political advertising revenue, decreased $1.3 million, or 2%, to $56.3 million. Local advertising revenue, excluding political advertising revenue, increased $3.9 million, or 2%, to $187.0 million. Internet advertising revenue increased $6.7 million, or 50%, to $20.1 million. Local and internet advertising revenue as compared to 2010 benefitted from increased spending by advertisers in an improving economic environment. Our national advertising revenue also benefited from an improving economy, but national advertising revenue decreased primarily due to the change in the broadcast network carrying the Super Bowl in 2011 to FOX from CBS and the lack of Olympic Games coverage in 2011. These events did not have as large a negative effect upon our local and internet advertising revenue as they did on our national advertising revenue and, as a result, we were able to grow our local and internet advertising revenue. Net advertising revenue associated with the broadcast of the 2011 Super Bowl on our one primary FOX-affiliated channel and four secondary FOX-affiliated channels approximated $0.2 million, which was a decrease from approximately $0.9 million earned in 2010 on our seventeen CBS-affiliated channels. In addition, results in 2010 benefited from approximately $2.8 million of net revenues earned from the broadcast of the 2010 Winter Olympic Games on our NBC-affiliated channels. There was no corresponding broadcast of Olympic Games during 2011. Our national advertising revenue also decreased in 2011, in part, due to natural disasters affecting the operations of Japanese auto manufacturers. Our five largest local and national advertising categories on a combined local and national basis by customer type for 2011 demonstrated the following changes during 2011 compared to 2010: automotive increased 6%; restaurant increased 1%; medical increased 12%; communications increased 3%; and furniture and appliances increased 7%. Retransmission consent revenue increased $1.5 million, or 8%, to $20.2 million due to the improved terms of our retransmission contracts and an increase in the number of subscribers in 2011 compared to 2010. We continued to earn consulting revenue from our agreement with Young. Our consulting revenue from this agreement includes a fixed base component and an incentive component which is based upon Young’s actual results. We recorded base consulting revenue of $2.2 million for each of 2011 and 2010. Pursuant to the terms of the consulting agreement, we recorded incentive consulting revenue of $0.0 million and $5.3 million for 2011 and 2010, respectively.

Broadcast expenses

Broadcast expenses (before depreciation, amortization and gain on disposal of assets) decreased $2.2 million, or 1%, to $194.2 million for 2011 compared to 2010 due primarily to a decrease in non-compensation expense of $3.1 million, partially offset by an increase in compensation expense of $0.9 million. Compensation expense increased primarily due to an increase in health care expense of $1.1 million due to increased claims activity. Non-compensation expense decreased primarily due to decreases in syndicated programming expense and national sales commission expense related to the reduction in political and national advertising revenue.

Corporate and administrative expenses

Corporate and administrative expenses (before depreciation, amortization and gain on disposal of assets) increased $0.6 million, or 5%, to $14.2 million during 2011 as compared to 2010. The increase was due primarily to an increase in non-compensation expense of $1.3 million, partially offset by a decrease in compensation expense of $0.7 million. Compensation expense decreased primarily due to a decrease in bonus compensation expense. The decrease in bonus compensation expense was due primarily to $1.05 million in bonus compensation for certain executive officers in 2010. Non-cash stock-based compensation expense decreased $0.2 million due to outstanding stock options becoming fully vested. We recorded non-cash stock-based compensation expense during 2011 and 2010 of $0.1 million and $0.3 million, respectively.

Depreciation

Depreciation of property and equipment totaled $26.2 million and $30.6 million for 2011 and 2010, respectively. Depreciation expense decreased in 2011 compared to 2010 due to reduced capital expenditures in recent years compared to that of prior years. As a result, more assets acquired in prior years have become fully depreciated than were purchased in recent years.

Amortization of intangible assets

Amortization of intangible assets was $0.1 million for 2011 as compared to $0.5 million for 2010. Amortization expense decreased in 2011 compared to 2010 as a result of certain assets becoming fully amortized in 2011.

Gain on disposal of assets

Gain on disposal of assets increased $1.0 million, or 52%, to $2.9 million during 2011 as compared to 2010. Our primary broadcast tower for WEAU-TV collapsed during inclement weather on March 22, 2011. We recorded a gain on disposal on our old WEAU-TV broadcast tower of $3.0 million in 2011. In 2010, as a result of an earlier FCC mandate, we disposed of a portion of our broadcast microwave spectrum and recorded a gain of $2.2 million on the disposal. No similar disposals of our broadcast microwave spectrum were completed in 2011.

Interest expense

Interest expense decreased $8.3 million, or 12%, to $61.8 million for 2011 compared to 2010. Interest expense decreased due to a decrease in average debt balance and our average interest rates. We amended our senior credit facility on March 31, 2010 (the “2010 Amendment”). Upon amending our senior credit facility on March 31, 2010, our interest rate increased, until April 29, 2010, when we issued our 10 1/2% senior secured second lien notes due 2015 (the “Notes”) and repaid a portion of the amount outstanding under our senior credit facility. Although the interest rate on our Notes is higher than that of borrowings under our senior credit facility, the prepayment of $300.0 million of the amount outstanding under the senior credit facility resulted in the reduction of the interest rate on the remaining outstanding balance under the senior credit facility, which resulted in a lower total average interest rate beginning April 29, 2010.

Our interest rate swap agreements expired in April 2010. These expirations had a further positive effect upon our average interest rate. Our average interest rates, including the effects of our interest rate swap agreements, on borrowings under our senior credit facility and our Notes for the duration of each period, and only for the periods in which borrowings were outstanding, were 7.0% and 8.1% for 2011 and 2010, respectively. The average principal balance of indebtedness under our senior credit facility and pursuant to the Notes for the duration of each period, and only for the periods in which borrowings were outstanding, was $832.5 million and $846.1 million for 2011 and 2010, respectively.

Loss from early extinguishment of debt

To obtain the 2010 Amendment, we incurred loan issuance costs of approximately $4.5 million, including legal and professional fees. These fees were funded from our existing cash balances. In connection with this transaction, we reported a loss on early extinguishment of debt of $0.3 million for 2010.

Income tax expense or benefit

Our effective income tax rate decreased to 33.4% for 2011 from 36.7% for 2010. Our effective income tax rates differ from the statutory rate due to the following items:

	Year Ended December 31,
	2011	2010
Statutory federal income tax rate	35.0%	35.0%
Current year permanent items	1.7%	1.7%
State and local taxes, net of federal taxes	5.2%	5.4%
Change in valuation allowance	(1.9)%	(4.3)%
Reserve for uncertain tax positions	(6.7)%	(1.4)%
Other items, net	0.1%	0.3%

Effective income tax rate	33.4%	36.7%

Preferred stock dividends

Preferred stock dividends decreased $7.3 million, or 50%, to $7.2 million in 2011 compared to the prior year due to fewer shares being outstanding in 2011. We repurchased 134 shares and 607 shares of our Series D Perpetual Preferred Stock in 2011 and 2010, respectively. As of December 31, 2011 and 2010, we had 259 shares and 393 shares of Series D Perpetual Preferred Stock outstanding, respectively. The Series D Perpetual Preferred Stock dividend rate was 17.0% per annum for 2011 and 2010.

Year Ended December 31, 2010 (“2010”) Compared to Year Ended December 31, 2009 (“2009”)

Revenue

Total revenue increased $75.7 million, or 28%, to $346.1 million for 2010 compared to 2009 reflecting increases in political, local, national, and internet advertising revenue, retransmission consent revenue, consulting revenue and production and other revenue. Political advertising revenue increased $47.6 million, or 477%, to $57.6 million reflecting increased advertising from political candidates and special interest groups during the “on year” of the two-year political advertising cycle. Local advertising revenue, excluding political advertising revenue, increased $12.4 million, or 7%, to $183.2 million. National advertising revenues, excluding political advertising revenue, increased $3.8 million, or 7%, to $57.6 million. Internet advertising revenue increased $2.0 million, or 17%, to $13.4 million. Local, national and internet advertising revenue increased as compared to 2009 due to increased spending by advertisers in an improving economic environment. Our five largest advertising categories by customer type, excluding political advertising, demonstrated the following changes during 2010 compared to 2009: automotive increased 27%; restaurants decreased 9%; medical increased 12%; communications decreased 4% and furniture and appliances increased less than 1%. Net advertising revenue associated with the broadcast of the 2010 Super Bowl on our seventeen CBS-affiliated stations approximated $0.9 million which was an increase from our approximately $0.8 million of Super Bowl revenues earned in 2009 on our ten NBC-affiliated stations. In addition, results in 2010 benefited from approximately $2.8 million of net revenue earned from the broadcast of the 2010 Winter Olympic Games on our NBC-affiliated stations. There was no corresponding broadcast of Olympic Games during 2009. Retransmission consent revenue increased $3.1 million, or 20%, to $18.8 million due to the improved terms of our retransmission contracts compared to those in effect during 2009. Production and other revenue increased $0.3 million, or 5%, to $7.4 million due primarily to increased revenue from producing news for a station not owned by

Gray. 2010 revenues were also positively impacted by consulting revenue earned from our agreement with Young. We earned base consulting revenue of $2.2 million and $0.9 million for 2010 and 2009, respectively. The increase was due to the agreement being effective for only a portion of 2009. Pursuant to the terms of the consulting agreement, we recorded $5.3 million of incentive consulting revenue for the year ended December 31, 2010. We were not eligible for an incentive consulting fee in the year ended December 31, 2009. This agreement became effective on August 10, 2009 and expires December 31, 2012.

Broadcast expenses

Broadcast expenses (before depreciation, amortization and gain on disposal of assets) increased $8.8 million, or 5%, to $196.4 million for 2010 compared to 2009 due primarily to increases in payroll expense of $7.1 million and national sales representation expense of $2.9 million, partially offset by decreases in employee benefit expense of $1.6 million and electricity expense of $0.5 million. Payroll expense increased primarily due to increases in sales and certain other incentive compensation due to the increase in advertising revenue discussed above. National sales representation fees earned by third parties also increased due to increased advertising revenue. National sales representation expense is equal to a certain percentage of our national sales revenue (including certain political advertising revenue) and increases as this revenue increases. Employee benefit expense decreased due to a decrease in health care expense of $1.1 million and pension expense of $0.3 million. Health care expense decreased primarily due to fewer claims being incurred. Pension expense decreased primarily due to an increase in our pension expense discount rate. Electricity expenses decreased due to the discontinuance of our analog broadcasts.

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

Interest expense

Interest expense increased $1.0 million, or 1%, to $70.0 million for 2010 compared to 2009. Interest expense increased due to an increase in average debt balance partially offset by a decrease in our average interest rates. We amended our senior credit facility on each of March 31, 2009 (the “2009 Amendment”) and March 31, 2010. Upon amending the senior credit facility on March 31, 2009, our interest rates increased. Upon amending our senior credit facility on March 31, 2010, our interest rate increased further, until April 29, 2010, when we issued our Notes and repaid a portion of the amount outstanding under our senior credit facility. Although the interest rate on our Notes is higher than that of borrowings under our senior credit facility, the prepayment of $300.0 million of the amount outstanding under the senior credit facility resulted in the reduction of the interest rate on the remaining outstanding balance under the senior credit facility, which resulted in a lower total average interest rate beginning April 29, 2010.

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

Liquidity and Capital Resources

General

The following tables present data that we believe is helpful in evaluating our liquidity and capital resources (dollars in thousands):

	$00000000000	$00000000000
	Year Ended December 31,
	2011	2010
Net cash provided by operating activities	$38,173	$38,126
Net cash used in investing activities	(21,869)	(19,506)
Net cash used in financing activities	(16,545)	(29,189)

Decrease in cash	$(241)	$(10,569)

	$00000000000	$00000000000
	December 31,
	2011	2010
Cash	$5,190	$5,431
Long-term debt including current portion	$832,233	$826,704
Preferred stock, excluding unamortized original issue discount	$24,841	$37,181
Borrowing availability under our senior credit facility	$31,000	$40,000

Long-term Debt

Our senior credit facility consists of a revolving loan, which matures on March 19, 2014, and a term loan which matures on December 31, 2014. Excluding accrued interest, the amount outstanding under our senior credit facility as of December 31, 2011 was $472.0 million comprised of a term loan balance of $463.0 and a revolving loan balance of $9.0 million. Excluding accrued interest, the amount outstanding under our senior credit facility as of December 31, 2010 was comprised solely of a term loan balance of $467.8 million. Our maximum borrowing availability is limited by our required compliance with certain restrictive covenants, including a first lien net leverage ratio covenant.

As of December 31, 2011 and 2010, we had $365.0 million of our Notes outstanding. Our Notes mature on June 29, 2015.

As of December 31, 2011 and 2010, the interest rate on the balance outstanding under the senior credit facility was 3.8% and 4.5%, respectively. As of December 31, 2011 and 2010, the coupon interest rate and the yield on the Notes were 10.5% and 11.0%, respectively. The yield on the Notes exceeds the coupon interest rate because the Notes were issued with “original issue discount”.

For further information concerning our senior credit facility, see Note 2. “Long-term Debt” to our audited financial statements included elsewhere herein. For estimates of future principal and interest payments under our senior credit facility, see “Tabular Disclosure of Contractual Obligations as of December 31, 2011” included elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity

As of December 31, 2011, we are required to make at least $4.8 million in debt principal payments during the twelve months immediately following December 31, 2011. As of December 31, 2011, we estimate that we will make approximately $56.6 million in debt interest payments and $20.0 million in capital expenditures during the twelve months immediately following December 31, 2011. Although our cash flows from operations are subject to a number of risks and uncertainties, we anticipate that our cash on hand, future cash expected to be generated from operations, and borrowings from time to time under our senior credit facility (or any such other credit facility as may be in place at the appropriate time) will be sufficient to fund these debt service obligations and estimated capital expenditures. We also presently believe that our future cash expected to be generated from operations and borrowing availability under our senior credit facility (or any such other credit facility) will be sufficient to fund our future capital expenditures and long-term debt service obligations until at least December 31, 2014, which is the maturity date of our term loan.

2011 Amendment to Senior Credit Facility

Effective June 30, 2011, we entered into the third amendment to our senior credit facility, which provides for, among other things, our ability to use a portion of the proceeds from a potential issuance by us of certain capital stock and/or debt securities to redeem the outstanding shares of our Series D Perpetual Preferred Stock (including accrued dividends and any premiums), provided that we repay the term loans outstanding under the senior credit facility on not less than a dollar for dollar basis by the amount used to redeem such preferred stock, except to the extent that the redemption of the Series D Perpetual Preferred Stock is effectuated with the proceeds of an issuance of common equity securities. Any such preferred stock redemption must be completed within 40 days of the issuance of such securities or the proceeds therefrom will be required to be used to repay additional amounts of the loans outstanding under the senior credit facility. We completed the third amendment to our senior credit facility at a cost of approximately $0.5 million, which was funded from cash on hand. These costs were primarily capitalized as deferred financing costs and we are amortizing them over the term of our senior credit facility.

Collateral, Covenants and Restrictions

The collateral for our debt obligations consists of substantially all of our and our subsidiaries’ assets. In addition, our subsidiaries are joint and several guarantors of the obligations and our ownership interests in our subsidiaries are pledged to collateralize the obligations. Our debt obligations contain affirmative and restrictive covenants. These covenants include but are not limited to (i) limitations on additional indebtedness, (ii) limitations on liens, (iii) limitations on amendments to our by-laws and articles of incorporation, (iv) limitations on mergers and the sale of assets, (v) limitations on guaranties, (vi) limitations on investments and acquisitions, (vii) limitations on the payment of dividends and the redemption of our capital stock, (viii) maintenance of a specified first lien leverage ratio not to exceed certain maximum limits and a fixed charge coverage ratio not to fall below certain minimum limits, (ix) limitations on related party transactions, (x) limitations on the purchase of real estate, and (xi) limitations on entering into multiemployer retirement plans, as well as other customary covenants for debt obligations of this type. As of December 31, 2011 and 2010, we were in compliance with all restrictive covenants as required by our debt obligations.

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

As of December 31, 2011 and 2010, we had 259 shares and 393 shares of Series D Perpetual Preferred Stock outstanding, respectively. The Series D Perpetual Preferred Stock has a liquidation value of $100,000 per share, for a total liquidation value of $25.9 million and $39.3 million as of December 31, 2011 and 2010, respectively, and a recorded value of $24.8 million and $37.2 million as of December 31, 2011 and December 31, 2010, respectively. The difference between the liquidation values and the recorded values was the unaccreted portion of the original issuance discount and issuance cost. Our accrued Series D Perpetual Preferred Stock dividend balances as of December 31, 2011 and December 31, 2010 were $13.7 million and $14.1 million, respectively.

In 2011, we repurchased an aggregate of approximately $13.4 million in face amount of our Series D Perpetual Preferred Stock, and paid $6.6 million in accrued dividends related thereto. We used cash on hand and borrowings under our revolving credit facility to fund these transactions. In 2010, we repurchased approximately $60.7 million in face amount of our Series D Perpetual Preferred Stock, and paid $14.9 million in accrued dividends thereon, in exchange for $50.0 million in cash, using net proceeds from the sale of Notes, and 8.5 million shares of common stock.

Except for the payment of dividends in connection with the repurchase of a portion of the Series D Perpetual Preferred Stock, we have deferred the cash payment of our Series D Perpetual Preferred Stock dividends earned thereon since October 1, 2008. While three consecutive cash dividend payments with respect to the Series D Perpetual Preferred Stock remain unfunded, the dividend rate will remain at 17.0% per annum. Our Series D Perpetual Preferred Stock dividend began accruing at 17.0% per annum on July 16, 2009.

While any Series D Perpetual Preferred Stock dividend payments are in arrears, we are prohibited from repurchasing, declaring and/or paying any cash dividend with respect to any equity securities having liquidation preferences equivalent to or junior in ranking to the liquidation preferences of the Series D Perpetual Preferred Stock, including our common stock and Class A common stock. We can provide no assurances as to when any future cash payments will be made on any accumulated and unpaid Series D Perpetual Preferred Stock cash dividends presently in arrears or that become in arrears in the future. The Series D Perpetual Preferred Stock has no mandatory redemption date but, pursuant to its terms, is redeemable by Gray at any time and may be redeemed at the stockholders’ option on or after June 30, 2015. We have deferred cash dividends on our Series D Perpetual Preferred Stock and correspondingly suspended cash dividends on our common stock and Class A common stock to, among other things, reallocate cash resources and support our ability to pay interest costs and fees associated with our senior credit facility and Notes.

If and to the extent an investor ascribes value to a dividend-paying stock, the value of our common stock and Class A common stock may be correspondingly reduced due to our current cessation of dividend payments.

See Note 6. “Preferred Stock” of our audited consolidated financial statements included elsewhere herein for further information concerning the Series D Perpetual Preferred Stock.

We have a significant amount of indebtedness and other obligations that will, or may, become due between March 19, 2014 and June 30, 2015. These obligations include outstanding amounts under our senior credit facility and the Notes. In addition, beginning on June 30, 2015, the holders of our Series D Perpetual Preferred Stock may exercise their optional redemption rights provided in the terms of such stock. Our inability to repay or refinance our indebtedness and other obligations as they become due or payable, or the violation of any covenants which may impair, restrict or limit our ability to do so, could have a material adverse effect on our financial condition and results of operations.

Income Taxes

We file a consolidated federal income tax return and such state or local tax returns as are required. Although we may earn taxable operating income in future years, as of December 31, 2011, we anticipate that through the use of our available loss carryforwards we will not pay significant amounts of federal income taxes in the next several years. However, we estimate that we will pay state income taxes in certain states over the next several years.

Net Cash Provided By Operating, Investing and Financing Activities

Net cash provided by operating activities increased $0.1 million to $38.2 million for 2011 compared to net cash provided of $38.1 million for 2010. The increase in cash provided by operating activities was due primarily to several factors, including a decrease in broadcast expenses of $2.2 million, partially offset by a decrease in revenue of $38.9 million and an increase in corporate expense of $0.6 million. Also, we repaid our long-term accrued facility balance using $18.3 million in cash in 2010. The remaining difference between net cash provided by operating activities was due to changes in current assets and liabilities between December 31 2011 and 2010.

Net cash used in investing activities increased $2.4 million to $21.9 million for 2011 compared to $19.5 million for 2010. The increase in cash used in investing activities was largely due to increased spending on capital expenditures for 2011 of $4.9 million due to increased purchases of high definition broadcast equipment for local news production and commercial playback and the replacement of one of our broadcast towers which collapsed during inclement weather. This increase was partially offset by increased insurance proceeds received due to the loss of our broadcast tower mentioned above.

Net cash used in financing activities decreased $12.6 million to $16.5 million in 2011 compared to $29.2 million in 2010. This decrease in cash used was due primarily to the net effects of our refinancing activities in 2011 compared to 2010. During 2011, we repaid $21.3 million of our long-term debt balance, paid $0.7 million in fees primarily associated with amending our senior credit facility, paid $13.4 million to repurchase a portion of our outstanding Series D Perpetual Preferred Stock and received $25.5 million from borrowings under our senior credit facility. During 2010, we repaid $324.0 million of our long-term debt balance, paid $13.1 million in fees associated with our 2010 Amendment and the issuance of our Notes, paid $60.7 million for the redemption of a portion of our outstanding Series D Perpetual Preferred Stock, received $358.0 million from the issuance of our Notes and received $25.5 million from the issuance of our common stock.

Retirement Plans

We have three defined benefit pension plans. Two of these plans were assumed by us as a result of our acquisitions in prior years and are frozen plans. Our active defined benefit pension plan, which we consider to be our primary pension plan, covers substantially all our full-time employees. Retirement benefits under such plan are based on years of service and the employees’ highest average compensation for five consecutive years during the last ten years of employment. Our funding policy is consistent with the funding requirements of existing federal laws and regulations under the Employee Retirement Income Security Act of 1974.

A discount rate is selected annually to measure the present value of the benefit obligations. In determining the selection of a discount rate, we estimated the timing and amounts of expected future benefit payments and applied a yield curve developed to reflect yields available on high-quality bonds. The yield curve is based on an externally published index specifically designed to meet the criteria of generally accepted accounting principles in the United States of America (“U.S. GAAP”). The discount rate selected for determining benefit obligations as of December 31, 2011 was 4.84% which reflects the results of this yield curve analysis. The discount rate used for determining benefit obligations as of December 31, 2010 was 5.85%. Our assumptions regarding expected return on plan assets reflects asset allocations, investment strategy and the views of investment managers, as well as historical experience. We use an assumed rate of return of 7.00% for our assets invested in our active pension plan. In 2011 and 2010, actual asset returns for this plan, calculated on a mean market value, increased in value 0.8% and 10.3%, respectively. Other significant assumptions include inflation, salary growth, retirement rates and mortality rates. Our inflation assumption is based on an evaluation of external market indicators. The salary growth assumptions reflect our long-term actual experience, the near-term outlook and assumed inflation. Compensation increases over the latest five-year period have been in line with assumptions. Retirement and mortality rates are based on actual plan experience.

During 2011 and 2010, we contributed an aggregate amount of $3.1 million and $4.4 million, respectively, to our pension plans and we anticipate making an aggregate contribution of $6.9 million to such plans in 2012. The use of significantly different assumptions, or if actual experienced results differ significantly from those assumed, could result in our funding obligations being materially different.

See Note 9. “Retirement Plans” of our audited consolidated financial statements included elsewhere herein for further information concerning the retirement plans.

Capital Expenditures

On March 22, 2011, our primary broadcast tower for WEAU-TV, our station which serves the La Crosse – Eau Claire, Wisconsin market, collapsed during inclement weather. Our loss of property due to the tower collapse was covered by insurance, subject to a deductible of $50,000. For the year ended December 31, 2011, we received insurance proceeds of $3.2 million for the collapsed tower, recorded a gain on disposals of assets of $3.0 million for the collapsed tower and recorded capital expenditures of $3.9 million for construction of the new tower. We received an additional $450,000 of proceeds from business interruption insurance, which was recorded as a reduction of broadcast expense.

Capital expenditures for 2011 and 2010 were $24.3 million and $19.4 million, respectively. 2010 included increased purchases of high definition broadcast equipment for local news production and commercial playback. 2011 included continued purchases of high definition broadcast equipment and the replacement of our primary broadcast tower for WEAU-TV. We expect that our capital expenditures will be approximately $20.0 million in the year ending December 31, 2012. We expect to fund future capital expenditures with cash from operations.

Off-Balance Sheet Arrangements

Operating Commitments

We have various operating lease commitments for equipment, land and office space. We also have commitments for various syndicated television programs.

We have two types of syndicated television program contracts: first run programs and off network reruns. The first run programs are programs such as Jeopardy and the off network programs are programs such as Two And A Half Men. A difference between the two types of syndicated television programming is that the first run programs have not been produced at the time the contract to air such programming is signed and the off network programs have already been produced. For all syndicated television contracts we record an asset and corresponding liability for payments to be made for the entire “off network” contract period and for only the current year of the “first run” contract period. Only the payments in the current year of the “first run” contracts are recorded on the current balance sheet, because the programs for the later years of the contract period have not been produced and delivered.

Sports Marketing Agreement

On October 12, 2004, the University of Kentucky (“UK”) awarded a sports marketing agreement jointly to us and IMG Worldwide, Inc. (“IMG”) (the “UK Agreement”). The UK Agreement commenced on April 16, 2005 and has an initial term of seven years with the option to extend for three additional years.

On July 1, 2006, the terms of the agreement between IMG and us were amended. As amended, the UK Agreement provides that we will share in profits in excess of certain amounts specified by the agreement, if any, but not losses. The agreement also provides that we will separately retain all local broadcast advertising revenue and pay all local broadcast expenses for activities under the agreement. Under the amended agreement, IMG agreed to make all license fee payments to UK. However, if IMG is unable to pay the license fee to UK, we will then be required to pay the unpaid portion of the license fee to UK. As of December 31, 2011, the aggregate license fee to be paid by IMG to UK over the remaining portion of the full ten-year term (including the optional three year extension) of the agreement is approximately $29.8 million. If we make advances on behalf of IMG, IMG is required to reimburse us for the amount paid within 60 days after the close of each contract year, which ends on June 30th. IMG has also agreed to pay interest on any advance at a rate equal to the prime rate. During the years ended December 31, 2011 and 2010, we did not advance any amounts to UK on behalf of IMG under this agreement. As of December 31, 2011, we do not consider the risk of non-performance by IMG to be high.

Tabular Disclosure of Contractual Obligations as of December 31, 2011

The following table aggregates our material expected contractual obligations and commitments as of December 31, 2011 (in thousands)

	Payment due by period
Contractual Obligations	Total	Less than 1 Year 2012	1-3 Years 2013-2014	3-5 Years 2015-2016	More than 5 Years 2017 and after

Contractual obligations recorded in our balance sheet as of December 31, 2011:
Long-term debt obligations (1)	$836,968	$4,823	$467,145	$365,000	$-
Accrued interest (2)	7,939	7,939	-	-	-
Dividends currently accrued (3)	13,717	-	-	13,717	-
Programming obligations currently accrued (4)	11,160	10,124	936	100	-
Acquisition-related liabilities (5)	222	129	93	-	-
Purchase obligations currently accrued (6)	2,768	2,768	-	-	-

Off-balance sheet arrangements as of December 31, 2011:
Cash interest on long-term debt obligations (7)	171,652	48,699	103,790	19,163	-
Operating lease obligations (8)	8,400	1,402	2,112	1,359	3,527
Dividends not currently accrued (9)	22,035	4,407	8,814	8,814	unknown
Purchase obligations not currently accrued (10)	3,131	3,131	-	-	-
Programming obligations not currently accrued (11)	26,857	3,669	18,429	4,444	315
Obligation to UK (12)	29,775	8,075	17,200	4,500	-

Total	$1,134,624	$95,166	$618,519	$417,097	$3,842

(1)

“Long-term debt obligations” represent principal payment obligations under our senior credit facility and our Notes. These amounts are recorded as liabilities as of the current balance sheet date net of the unamortized original issue discount on the Notes in the amount of $4.7 million. As of December 31, 2011, the interest rate on the balance outstanding under the senior credit facility was 3.8%. As of December 31, 2011, the coupon interest rate and the yield on the Notes were 10.5% and 11.0%, respectively. The yield of the Notes exceeds the coupon interest rate because the Notes were issued with “original issue discount”.

(2)	“Accrued interest” includes interest on long-term debt obligations accrued as of the balance sheet date.

(3)	“Dividends currently accrued” represents Series D Perpetual Preferred Stock dividends accrued as of the current balance sheet date and payable in subsequent periods. The Series D Perpetual Preferred Stock has no mandatory redemption date, but is redeemable, at our option, at any time. The Series D Perpetual Preferred Stock may also be redeemed, at the stockholders’ option, on or after June 30, 2015. If the Series D Perpetual Preferred Stock is redeemed, we are required to pay the liquidation price per share in cash plus the pro-rata accrued dividends to the date fixed for redemption. We have included this amount in the column headed “3-5 Years, 2015-2016” due to the holders of our Series D Perpetual Preferred Stock having the right to request that we repurchase such Series D Perpetual Preferred Stock on or after June 30, 2015.

(4)	“Programming obligations currently accrued” represent obligations for syndicated television programming whose license period has begun and the product is available. These amounts are recorded as liabilities as of the current balance sheet date.

(5)	“Acquisition related liabilities” represent certain obligations associated with acquisitions of television stations that were completed in prior years. These amounts are recorded as liabilities as of the current balance sheet date.

(6)	“Purchase obligations currently accrued” generally represent payment obligations for equipment. It is our policy to accrue for these obligations when the equipment is received and the vendor has completed the work required by the purchase agreement. These amounts are recorded as liabilities as of the current balance sheet date because we had received the equipment.

(7)	“Cash interest on long-term debt obligations” includes estimated interest expense on long-term debt obligations but does not include interest expense accrued as of December 31, 2011 described in (2) above. The estimate is based upon debt balances as of December 31, 2011 and required future principal reductions under those obligations. As of December 31, 2011, the interest rate on the balance outstanding under the senior credit facility was 3.8%. As of December 31, 2011, the coupon interest rate and the yield on the Notes were 10.5% and 11.0%, respectively. The yield of the Notes exceeds the coupon interest rate because the Notes were originally issued with “original issue discount.” We used interest rates of 3.8% and 10.5% for our senior credit facility and our Notes, respectively, to estimate cash interest on long-term debt obligations. Our senior credit facility and our Notes will mature on December 31, 2014 and June 29, 2015, respectively. This estimate of cash interest on long-term debt obligations assumes that the principal obligations underlying these interest estimates will not be replaced by other long-term obligations upon their maturity.

(8)	“Operating lease obligations” represent payment obligations under non-cancelable lease agreements classified as operating leases. These amounts are not recorded as liabilities as of the current balance sheet date.

(9)	“Dividends not currently accrued” represent Series D Perpetual Preferred Stock dividends for future periods and assumes that all Series D Perpetual Preferred Stock outstanding as of December 31, 2011 remains outstanding in future periods with a dividend rate of 17%. For the column headed “More than 5 years, 2017 or after,” we cannot estimate a dividend amount due to the perpetual nature of our Series D Perpetual Preferred Stock and its holders’ having the right to require that we repurchase such Series D Perpetual Preferred Stock on or after June 30, 2015.

(10)	“Purchase obligations not currently accrued” generally represent payment obligations for equipment. It is our policy to accrue for these obligations when the equipment is received and the vendor has completed the work required by the purchase agreement. These amounts are not recorded as liabilities as of the current balance sheet date because we had not yet received the equipment.

(11)	“Programming obligations not currently accrued” represent obligations for syndicated television programming whose license period has not yet begun or the product is not yet available. These amounts are not recorded as liabilities as of the current balance sheet date.

(12)	“Obligation to UK” represents total obligations, excluding any potential revenues, under the UK Agreement. These amounts are not recorded as liabilities as of the current balance sheet date. See “Off-Balance Sheet Arrangements” immediately preceding this table for additional information concerning this obligation.

Estimates of the amount, timing and future funding obligations under our pension plans include assumptions concerning, among other things, actual and projected market performance of plan assets, investment yields, statutory requirements and demographic data for pension plan participants. Pension plan funding estimates are therefore not included in the table above because the timing and amounts of funding obligations for all future periods cannot be reasonably determined. We expect to contribute approximately $6.9 million in total to our active pension plan and the acquired pension plans during 2012.

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

As of December 31, 2011 and 2010, the recorded value of our broadcast licenses and goodwill was approximately $819.0 million and $170.5 million, respectively. We did not record an impairment expense related to our broadcast licenses or goodwill during 2011, 2010 or 2009. Neither of these asset types are amortized; however, they are both subject to impairment testing.

Prior to January 1, 2002, acquired broadcast licenses were valued at the date of acquisition using a residual method. The recorded value of these broadcast licenses as of December 31, 2011 and 2010 was approximately $341.0 million. After December 31, 2001, acquired broadcast licenses were valued at the date of acquisition using an income method that assumes an initial hypothetical start-up operation. This change in methodology was due to a change in accounting requirements. The book value of these broadcast licenses as of December 31, 2011 and 2010 was approximately $478.0 million. Regardless of whether we initially recorded the value of our broadcast licenses using the residual or the income method, for purposes of testing for potential impairment we use the income method to estimate the fair value of our broadcast licenses.

We test for impairment of broadcast licenses and goodwill on an annual basis on the last day of each fiscal year. However, we will test for impairment during any reporting period if certain triggering events occur. The two most recent impairment testing dates were December 31, 2011 and 2010. A summary of the significant assumptions used in our impairment analyses of broadcast licenses and goodwill as of December 31, 2011 and 2010 is presented below. Following the summary of assumptions is a sensitivity analysis of those assumptions as of December 31, 2011. Our reporting units, allocations of our broadcast licenses and goodwill and our methodologies were consistent as of both testing dates.

Summary

As of December 31,
	2011	2010
(dollars in thousands)
Pre-tax impairment charge:
Broadcast licenses	$-	$-
Goodwill	$-	$-

Significant assumptions:
Forecast period	10 years	10 years
Increase or (decrease) in market advertising revenue for projection year 1 compared to latest historical period (1)	7.0% to 19.8%	(5.5)% to (0.9)%
Positive or (negative) advertising revenue compound growth rate for forecast period	0.3% to 3.1%	(0.1)% to 3.7%
Operating cash flow margin:
Broadcast licenses	8.3% to 50.0%	8.3% to 50.0%
Goodwill	13.9% to 58.9%	(4.8)% to 52.9%
Discount rate:
Broadcast licenses	9.00%	9.00%
Goodwill	10.50%	10.50%

(1)	Depending on whether the first year of the respective projection period is an even- or odd-numbered year, assumptions relating to market advertising growth rates will vary significantly reflecting the significant cyclical impact of political advertising revenue in even-numbered years. The fiscal 2011 analysis generally anticipated an increase in revenues for fiscal 2012.

When estimating the fair value of our broadcast licenses and goodwill, we make assumptions regarding revenue growth rates, operating cash flow margins and discount rates. These assumptions require substantial judgment, and actual rates and margins may differ materially. Although we did not record an impairment charge for the year ended December 31, 2011, we may have recorded such an adjustment if we had changed certain assumptions. The following table contains a sensitivity analysis of these assumptions and a hypothetical impairment charge that would have resulted if our advertising revenue growth rate and our operating cash flow margin had been revised lower or if our discount rate had been revised higher. We also provide a hypothetical impairment charge assuming a 5% and 10% decrease in the fair value of our broadcast licenses and enterprise values.

	Goodwillaaabbzz	Goodwillaaabbzz
	Hypothetical Impairment Charge As of December 31, 2011
	Broadcast Licenses	Goodwill
	(in thousands)
Hypothetical change:
A 100 basis point decrease in advertising revenue growth rate throughout the forecast period	$5,878	$-
A 100 basis point decrease in operating cash flow margin throughout the forecast period	$548	$-
A 100 basis point increase in the applicable discount rate	$6,398	$-
A 5% reduction in the fair value of broadcast licenses and enterprise values	$1,024	$-
A 10% reduction in the fair value of broadcast licenses and enterprise values	$2,196	$-

These hypothetical non-cash impairment charges would not have any direct impact on our liquidity, debt covenant compliance or future results of operations. Our historical operating results may not be indicative of our future operating results. Our future ten-year discounted cash flow analysis, which fundamentally supports our estimated fair values as of December 31, 2011, reflected certain assumptions relating to the expected impact of the current general economic environment.

There was no change in the discount rate used in valuing broadcast licenses or goodwill. The discount rates used in our impairment analysis were based upon the after-tax rate determined using a weighted-average cost of capital calculation for media companies. In calculating the discount rates, we considered estimates of the long-term mean market return, industry beta, corporate borrowing rate, average industry debt to capital ratio, average industry equity capital ratio, risk free rate and the tax rate. We believe using a discount rate based on a weighted-average cost of capital calculation for media companies is appropriate because it would be reflective of rates active participants in the media industry would utilize in valuing broadcast licenses and/or broadcast enterprises.

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

The methodology we used to value these stations was based on our evaluation of the broadcast licenses acquired and the characteristics of the markets in which they operated. Given our assumptions and the specific attributes of the stations we acquired from 2002 through December 31, 2011, we ascribed no incremental value to the incumbent network affiliation relationship in each market beyond the cost of negotiating a new agreement with another network and the value of any terms of the affiliation agreement that were more favorable or unfavorable than those generally prevailing in the market.

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

The following table reflects the hypothetical impact of the reassignment of value from broadcast licenses to network affiliations for all our prior acquisitions (the first acquisition being in 1994) and the resulting increase in amortization expense assuming a hypothetical 15-year amortization period as of our most recent impairment testing date of December 31, 2011 (in thousands, except per share data):

	As Reported	Percentage of Total Value Reassigned to Network Affiliation Agreements
		50%	25%
Balance Sheet (As of December 31, 2011):
Broadcast licenses	$818,981	$262,598	$540,789
Other intangible assets, net (including network affiliation agreements)	712	150,903	75,808
Statement of Operations
(For the year ended December 31, 2011):
Amortization of intangible assets	125	33,965	17,045
Operating income	75,348	41,508	58,428
Net income	9,035	(11,607)	(1,286)
Net income (loss) available to common stockholders	1,795	(18,847)	(8,526)
Net income (loss) available to common stockholders, per share - basic and diluted	$0.03	$(0.33)	$(0.15)

For future acquisitions, if any, the valuation of the network affiliations may differ from the values of previous acquisitions due to the different characteristics of each station and the market in which it operates.

Market Capitalization

When we test our broadcast licenses and goodwill for impairment, we also consider our market capitalization. Our market capitalization has increased from its 2008 lows. As of December 31, 2011, our market capitalization was less than our book value and it remains less than book value as of the date of this filing. We believe the decline in and sustained level of our stock price has been influenced, in part, by the state of the national credit market and general economy beginning in 2008, and the relatively slow recovery from the recent national economic recession. We believe that it is appropriate to view the state of credit markets and continued economic weakness as relatively temporary in relation to reporting units that have demonstrated long-lived / enduring franchise value. Accordingly, we believe that a variance between market capitalization and fair value can exist and that difference could be significant at points in time due to intervening macroeconomic influences.

Income Taxes

We have approximately $279.7 million in federal operating loss carryforwards, which expire during the years 2021 through 2031. Additionally, we have an aggregate of approximately $316.8 million of various state operating loss carryforwards. We project to have taxable income in the carryforward periods. Therefore, we believe that it is more likely than not that the federal net operating loss carryforwards will be fully utilized.

A valuation allowance has been provided for a portion of the state net operating loss carryforwards. We believe that we will not meet the more likely than not threshold in certain states due to the uncertainty of generating sufficient income. Therefore, the state valuation allowance at December 31, 2011 and 2010 was $4.3 million and $4.6 million, respectively. As of December 31, 2011 and 2010, a full valuation allowance of $280,000 and $281,000, respectively, has been provided for the capital loss carryforwards, as we believe that we will not meet the more likely than not threshold due to the uncertainty of generating sufficient capital gains in the carryforward period.

Recent Accounting Pronouncements

Various authoritative accounting organizations have issued accounting pronouncements that we will be required to adopt at a future date. We have reviewed these pronouncements and concluded that their adoption will not have a material effect upon our liquidity or results of operations. See Note 1. “Description of Business and Summary of Significant Accounting Policies” of our audited consolidated financial statements included elsewhere herein for further discussion of recent accounting principles.

Cautionary Statements for Purposes of the “Safe Harbor” Provisions of the Federal Securities Laws

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are all statements other than those of historical fact. When used in this Annual Report, the words “believes,” “expects,” “anticipates,” “estimates,” “will,” “may,” “should” and similar words and expressions are generally intended to identify forward-looking statements. Forward-looking statements may relate to, among other things, statements about our expected results of operations, general and industry-specific economic conditions, future pension plan contributions, capital expenditures, estimates of future obligations and statements about future refinancing of our long-term debt. Readers of this Annual Report are cautioned that any forward-looking statements, including those regarding the intent, belief or current expectations of our management, are not guarantees of future performance, results or events and involve risks and uncertainties, and that actual results and events may differ materially from those contained in the forward-looking statements as a result of various factors including, but not limited to, those listed in Item 1A. of this Annual Report and the other factors described from time to time in our SEC filings. The forward-looking statements included in this Annual Report are made only as of the date hereof. We undertake no obligation to update such forward-looking statements to reflect subsequent events or circumstances.

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

As of December 31, 2011, we had $472.0 million outstanding under our senior credit facility and $365.0 million, at liquidation value, in Notes outstanding. We pay interest based on a floating interest rate on balances outstanding under our senior credit facility and pay a fixed rate of interest on our Notes. As of December 31, 2011, a large portion of our outstanding debt bears interest at a fixed interest rate, which reduces our risk of potential increases in interest rates. As a result, we were not a party to any interest rate swap agreements as of December 31, 2011.

Based on our floating rate debt outstanding at December 31, 2011, a 100 basis point increase in market interest rates would have increased our interest expense and decreased our income before income taxes for the year 2011 by approximately $4.7 million. Similarly, based on our floating rate debt outstanding at December 31, 2011, a 100 basis point decrease in market interest rates would have decreased our interest expense and increased our income before income taxes for the year 2011 by approximately $4.7 million.

The recorded amount of our long-term debt was $832.2 million and $826.7 million, respectively, and the fair value of our long-term debt was $801.0 million and $822.4 million, respectively, as of December 31, 2011 and 2010. Fair value of our long-term debt is based on estimates provided by third-party financial professionals as of the respective dates.

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

In connection with the preparation of our annual consolidated financial statements, management has undertaken an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2011.

The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by McGladrey & Pullen, LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Gray Television, Inc.

We have audited the accompanying consolidated balance sheets of Gray Television, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011, and the financial statement schedule of Gray Television, Inc. listed in Item 15(a). We also have audited Gray Television, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Gray Television, Inc.’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements, the financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gray Television, Inc. as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America, and in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein. Also in our opinion, Gray Television, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ McGladrey & Pullen, LLP
West Palm Beach, Florida
March 6, 2012

GRAY TELEVISION, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,
	2011	2010
Assets:
Current assets:
Cash	$5,190	$5,431
Accounts receivable, less allowance for doubtful accounts of $2,314 and $1,051, respectively	62,085	64,487
Current portion of program broadcast rights, net	7,359	9,815
Deferred tax asset	2,762	2,565
Prepaid and other current assets	1,959	2,393

Total current assets	79,355	84,691

Property and equipment, net	137,099	137,148
Deferred loan costs, net	10,115	12,334
Broadcast licenses	818,981	818,981
Goodwill	170,522	170,522
Other intangible assets, net	712	837
Investment in broadcasting company	13,599	13,599
Other	3,597	4,181

Total assets	$1,233,980	$1,242,293

See accompanying notes.

GRAY TELEVISION, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,
	2011	2010
Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$2,045	$5,609
Employee compensation and benefits	11,619	12,362
Accrued interest	7,939	7,831
Other accrued expenses	6,596	4,201
Federal and state income taxes	2,794	3,802
Current portion of program broadcast obligations	10,124	14,822
Acquisition related liabilities	129	899
Deferred revenue	3,468	4,197
Current portion of long-term debt	4,823	4,823

Total current liabilities	49,537	58,546

Long-term debt, less current portion	827,410	821,881
Program broadcast obligations, less current portion	1,036	1,358
Deferred income taxes	157,832	157,929
Long-term deferred revenue	1,061	1,754
Long-term accrued dividends	13,717	14,118
Accrued pension costs	34,417	18,624
Other	1,176	1,495

Total liabilities	1,086,186	1,075,705

Commitments and contingencies (Note 10)

Preferred stock, no par value; cumulative; redeemable; designated 1.00 shares, issued and outstanding 0.26 shares and 0.39 shares, ($25,921 and $39,307 aggregate liquidation value, respectively)	24,841	37,181

Stockholders’ equity:
Common stock, no par value; authorized 100,000 shares, issued 56,057 shares and 56,043 shares, respectively	479,869	479,704
Class A common stock, no par value; authorized 15,000 shares, issued 7,332 shares	15,321	15,321
Accumulated deficit	(293,322)	(295,117)
Accumulated other comprehensive loss, net of income tax benefit	(16,402)	(7,988)

	185,466	191,920
Treasury stock at cost, common stock, 4,655 shares	(40,115)	(40,115)
Treasury stock at cost, Class A common stock, 1,579 shares	(22,398)	(22,398)

Total stockholders’ equity	122,953	129,407

Total liabilities, preferred stock and stockholders’ equity	$1,233,980	$1,242,293

See accompanying notes.

GRAY TELEVISION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share data)

	Year Ended December 31,
	2011	2010	2009

Revenue (less agency commissions)	$307,131	$346,058	$270,374
Operating expenses before depreciation, amortization, and gain on disposals of assets, net:
Broadcast	194,196	196,353	187,583
Corporate and administrative	14,173	13,545	14,168
Depreciation	26,183	30,630	32,595
Amortization of intangible assets	125	479	577
Gain on disposals of assets, net	(2,894)	(1,909)	(7,628)

Operating expenses	231,783	239,098	227,295

Operating income	75,348	106,960	43,079
Other income (expense):
Miscellaneous income, net	3	44	54
Interest expense	(61,777)	(70,045)	(69,088)
Loss from early extinguishment of debt	-	(349)	(8,352)

Income (loss) before income taxes	13,574	36,610	(34,307)
Income tax expense (benefit)	4,539	13,447	(11,260)

Net income (loss)	9,035	23,163	(23,047)
Preferred stock dividends (includes accretion of issuance costs of $1,045, $4,489 and $1,202, respectively)	7,240	14,582	17,119

Net income (loss) available to common stockholders	$1,795	$8,581	$(40,166)

Basic per share information:
Net income (loss) available to common stockholders	$0.03	$0.16	$(0.83)

Weighted average shares outstanding	57,117	54,322	48,510

Diluted per share information:
Net income (loss) available to common stockholders	$0.03	$0.16	$(0.83)

Weighted average shares outstanding	57,118	54,324	48,510

See accompanying notes.

GRAY TELEVISION, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year Ended December 31,
	2011	2010	2009

Net income (loss)	$9,035	$23,163	$(23,047)

Other comprehensive income (loss):
Gain on derivatives	-	6,344	18,267
Adjustment to pension liability	(13,793)	(4,171)	6,558

Other comprehensive (loss) income before income taxes	(13,793)	2,173	24,825
Income tax (benefit) expense	(5,379)	847	9,681

Other comprehensive (loss) income	(8,414)	1,326	15,144

Comprehensive income (loss)	$621	$24,489	$(7,903)

See accompanying notes.

GRAY TELEVISION, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands, except for number of shares)

	Class A Common Stock		Common Stock		Accumulated Deficit	Class A Treasury Stock		Common Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount		Shares	Amount	Shares	Amount

Balance at December 31, 2008	7,331,574	$15,321	47,178,948	$452,289	$(263,532)	(1,578,554)	$(22,398)	(4,654,750)	$(40,115)	$(24,458)	$117,107

Net loss	-	-	-	-	(23,047)	-	-	-	-	-	(23,047)
Gain on derivatives, net of income tax	-	-	-	-	-	-	-	-	-	11,143	11,143
Adjusent to pension liability, net of income tax	-	-	-	-	-	-	-	-	-	4,001	4,001
Preferred stock dividends (including accretion of original issuance costs)	-	-	-	-	(17,119)	-	-	-	-	-	(17,119)
Issuance of common stock:
401(k) plan	-	-	350,554	147	-	-	-	-	-	-	147
Share-based compensation	-	-	-	1,388	-	-	-	-	-	-	1,388

Balance at December 31, 2009	7,331,574	$15,321	47,529,502	$453,824	$(303,698)	(1,578,554)	$(22,398)	(4,654,750)	$(40,115)	$(9,314)	$93,620

See accompanying notes.

GRAY TELEVISION, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Continued)

(in thousands, except for number of shares)

	Class A Common Stock		Common Stock		Accumulated Deficit	Class A Treasury Stock		Common Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount		Shares	Amount	Shares	Amount

Balance at December 31, 2009	7,331,574	$15,321	47,529,502	$453,824	$(303,698)	(1,578,554)	$(22,398)	(4,654,750)	$(40,115)	$(9,314)	$93,620
Net income	-	-	-	-	23,163	-	-	-	-	-	23,163
Gain on derivatives, net of income tax	-	-	-	-	-	-	-	-	-	3,870	3,870
Adjustment to pension liability, net of income tax	-	-	-	-	-	-	-	-	-	(2,544)	(2,544)
Preferred stock dividends (including accretion of original issuance costs)	-	-	-	-	(14,582)	-	-	-	-	-	(14,582)
Issuance of common stock:
Exchange of preferred stock	-	-	8,500,000	25,518	-	-	-	-	-	-	25,518
401(k) plan	-	-	13,815	30	-	-	-	-	-	-	30
Share-based compensation	-	-	-	332	-	-	-	-	-	-	332

Balance at December 31, 2010	7,331,574	$15,321	56,043,317	$479,704	$(295,117)	(1,578,554)	$(22,398)	(4,654,750)	$(40,115)	$(7,988)	$129,407

 See accompanying notes.

GRAY TELEVISION, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Continued)

(in thousands, except for number of shares)

	Class A Common Stock		Common Stock		Accumulated Deficit	Class A Treasury Stock		Common Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount		Shares	Amount	Shares	Amount

Balance at December 31, 2010	7,331,574	$15,321	56,043,317	$479,704	$(295,117)	(1,578,554)	$(22,398)	(4,654,750)	$(40,115)	$(7,988)	$129,407

Net income	-	-	-	-	9,035	-	-	-	-	-	9,035
Adjustment to pension liability, net of income tax	-	-	-	-	-	-	-	-	-	(8,414)	(8,414)
Preferred stock dividends (including accretion of original issuance cost)	-	-	-	-	(7,240)	-	-	-	-	-	(7,240)
Issuance of common stock:
401(k) plan	-	-	13,753	29	-	-	-	-	-	-	29
Share-based compensation	-	-	-	136	-	-	-	-	-	-	136

Balance at December 31, 2011	7,331,574	$15,321	56,057,070	$479,869	$(293,322)	(1,578,554)	$(22,398)	(4,654,750)	$(40,115)	$(16,402)	$122,953

 See accompanying notes.

GRAY TELEVISION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2011	2010	2009
Operating activities
Net income (loss)	$9,035	$23,163	$(23,047)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	26,183	30,630	32,595
Amortization of intangible assets	125	479	577
Amortization of deferred loan costs	2,943	2,051	329
Amortization of Notes’ original issue discount	1,353	902	-
Amortization of restricted stock and stock option awards	136	332	1,388
Loss from early extinguishment of debt	-	349	8,352
(Payment) accrual of long-term accrued facility fee, net	-	(18,307)	18,307
Amortization of program broadcast rights	13,484	15,410	15,130
Payments on program broadcast obligations	(15,915)	(15,473)	(15,287)
Common stock contributed to 401(k) Plan	29	30	147
Deferred revenue, network compensation	(938)	(758)	(617)
Deferred income taxes	5,085	13,910	(11,219)
Gain on disposals of assets, net	(2,894)	(1,909)	(7,628)
Other	1,815	319	2,574
Changes in operating assets and liabilities:
Accounts receivable	2,401	(7,309)	(2,483)
Other current assets	934	(111)	3,208
Accounts payable	(3,666)	(438)	(4,238)
Employee compensation, benefits and pension costs	(743)	2,687	72
Accrued expenses	191	(750)	(2,288)
Accrued interest	108	(5,700)	3,654
Income taxes payable	(1,008)	(404)	(168)
Deferred revenue, including current portion	(485)	(977)	(455)

Net cash provided by operating activities	38,173	38,126	18,903

Investing activities
Purchases of property and equipment	(24,274)	(19,395)	(17,756)
Proceeds from asset sales	3,324	284	104
Equipment transactions related to spectrum reallocation, net	-	278	697
Payments on acquisition related liabilities	(587)	(670)	(805)
Other	(332)	(3)	229

Net cash used in investing activities	(21,869)	(19,506)	(17,531)

Financing activities
Proceeds from borrowings on long-term debt	25,500	358,010	-
Repayments of borrowings on long-term debt	(21,323)	(324,018)	(8,571)
Deferred and other loan costs	(741)	(13,114)	(7,450)
Dividends paid, net of accreted preferred stock dividend	(6,596)	(14,892)	-
Proceeds from issuance of common stock	-	25,518	-
Repurchase of preferred stock	(13,385)	(60,693)	-

Net cash used in financing activities	(16,545)	(29,189)	(16,021)

Net decrease in cash and cash equivalents	(241)	(10,569)	(14,649)
Cash at beginning of period	5,431	16,000	30,649

Cash at end of period	$5,190	$5,431	$16,000

See accompanying notes.

GRAY TELEVISION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Summary of Significant Accounting Policies

Description of Business

Gray Television, Inc. is a television broadcast company headquartered in Atlanta, Georgia. We own 36 television stations serving 30 television markets. Seventeen of our stations are affiliated with the CBS Network owned by CBS Inc. (“CBS”), ten are affiliated with the NBC Network owned by National Broadcasting Company, Inc. (“NBC”), eight are affiliated with the ABC Network owned by American Broadcasting Company (“ABC”), and one is affiliated with the FOX Network owned by FOX Broadcasting Company (“FOX”). In addition to the primary channels that we broadcast from our television stations, we currently broadcast 40 secondary channels including one affiliated with ABC, four affiliated with FOX, eight affiliated with the CW Network or the CW Plus Network, both owned by The CW Network, LLC (collectively “CW”), 18 affiliated Master Distribution Service, Inc. (an affiliate of Twentieth Television, Inc.) (“MyNetworkTV” or “MyNet.”), one affiliated with Untamed Sports, one affiliated with The Country Network and seven local news/weather channels in certain of our existing markets. We created our secondary channels to better utilize our excess broadcast spectrum. The secondary channels are similar to our primary broadcast channels; however, our secondary channels are affiliated with networks different from those affiliated with our primary broadcast channels. Our operations consist of one reportable segment.

Principles of Consolidation

The consolidated financial statements include our accounts and the accounts of our subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Revenue Recognition

Broadcasting advertising revenue is generated primarily from the sale of television advertising time to local, national and political customers. Internet advertising revenue is generated from the sale of advertisements associated with our stations’ websites. Advertising revenue is billed to the customer and recognized when the advertisement is broadcast or appears on our stations’ websites. Broadcast network compensation is generated by contractual payments to us from the broadcast networks. Broadcast network compensation is recognized on a straight-line basis over the life of the contract. Retransmission consent revenue is generated by payments to us from cable and satellite distribution systems for their retransmission of our broadcast signals. Retransmission consent revenue is recognized as earned over the life of the retransmission consent contract. Production and other revenue consist primarily of revenue earned from the production of programming and tower rent. Revenue from the production of programming is recognized as the programming is produced. Tower rent is recognized over the life of the rental agreements. Consulting revenue is generated from consulting services provided to Young Broadcasting, Inc. and includes a base and an incentive component. Revenue from the base component is fixed and is recognized on a straight line basis over the term of the consulting agreement. Revenue from the incentive component is variable and is determined by their performance. Revenue from the incentive component of the consulting agreement is recognized when the amount earned becomes estimable and payment is probable.

Cash received which has not yet been recognized as revenue is presented as deferred revenue. Revenue which has been earned but not yet received is recognized as revenue and presented as a receivable.

Barter Transactions

We account for trade barter transactions involving the exchange of tangible goods or services with our customers as revenue. The revenue is recorded at the time the advertisement is broadcast and the expense is recorded at the time the goods or services are used. The revenue and expense associated with these transactions are based on the fair value of the assets or services involved in the transaction. Trade barter revenue and expense recognized by us for each of the years ended December 31, 2011, 2010 and 2009 are as follows (amounts in thousands):

	Year Ended December 31,
	2011	2010	2009
Trade barter revenue	$1,529	$1,481	$1,289
Trade barter expense	(1,421)	(1,354)	(1,324)

Net trade barter income (loss)	$108	$127	$(35)

We do not account for barter revenue and related barter expense generated from network or syndicated programming as such amounts are not material. Furthermore, any such barter revenue recognized would then require the recognition of an equal amount of barter expense. The recognition of these amounts would have no effect upon net income (loss).

Advertising Expense

We recorded advertising expense of $0.8 million, $0.8 million and $0.8 million for the years ended December 31, 2011, 2010 and 2009, respectively. We expense all advertising expenditures as they are incurred.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Our actual results could materially differ from these estimated amounts. Our most significant estimates are used for our allowance for doubtful accounts in receivables, valuation of goodwill and intangible assets, amortization of program rights and intangible assets, pension costs, income taxes, employee medical insurance claims, useful lives of property and equipment, contingencies and litigation.

Allowance for Doubtful Accounts

Our allowance for doubtful accounts is equal to at least 85% of our receivable balances that are 120 days old or older. We may provide allowances for certain receivable that are less than 120 days old when warranted by specific facts and circumstances. We recorded expenses for this allowance of $1.9 million, $0.7 million and $0.9 million for the years ended December 31, 2011, 2010 and 2009, respectively. We generally write-off accounts receivable balances when the customer files for bankruptcy or when all commonly used methods of collection have been exhausted.

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

	December 31,
	2011	2010
Property and equipment:
Land	$23,451	$23,397
Buildings and improvements	53,322	51,773
Equipment	308,454	299,915

	385,227	375,085
Accumulated depreciation	(248,128)	(237,937)

Total property and equipment, net	$137,099	$137,148

On March 22, 2011, our primary broadcast tower for WEAU-TV, our station which serves the La Crosse – Eau Claire, Wisconsin market, collapsed during inclement weather. Our loss of property due to the tower collapse was covered by insurance, subject to a deductible of $50,000. For the year ended December 31, 2011, we received insurance proceeds of $3.2 million for the collapsed tower, recorded a gain on disposals of assets of $3.0 million for the collapsed tower and recorded capital expenditures of $3.9 million for construction of the new tower. We received an additional $450,000 of proceeds from business interruption insurance, which was recorded as a reduction of broadcast expense.

Deferred Loan Costs

Loan acquisition costs are amortized over the life of the applicable indebtedness using a straight-line method that approximates the effective interest method.

Asset Retirement Obligations

We own office equipment, broadcasting equipment, leasehold improvements and transmission towers, some of which are located on, or are housed in, leased property or facilities. At the conclusion of several of these leases we are legally obligated to dismantle, remove and otherwise properly dispose of and remediate the facility or property. We estimate our asset retirement obligations based upon the cash flows of the costs expected to be incurred and the net present value of those estimated amounts. The asset retirement obligation is recognized as a non-current liability and as a component of the cost of the related asset. Changes to our asset retirement obligation resulting from revisions to the timing or the amount of the original undiscounted cash flow estimates are recognized as an increase or decrease to the carrying amount of the asset retirement obligation and the related asset retirement cost capitalized as part of the related property, plant, or equipment. Changes in the asset retirement obligation resulting from accretion of the net present value of the estimated cash flows are recognized as operating expenses. We recognize depreciation expense of the capitalized cost over the estimated life of the lease. Our estimated obligations become due at varying times during the years 2012 through 2059. The liability recognized for our asset retirement obligations was approximately $465,000 and $486,000 as of December 31, 2011 and 2010, respectively. Related to our asset retirement obligations, we recorded an expense of $5,000 for the year ended December 31, 2011, an expense of $28,000 for the year ended December 31, 2010 and a gain of $3,000 for the year ended December 31, 2009.

Concentration of Credit Risk

We sell advertising air-time on our broadcasts and advertising space on our websites to national and local advertisers within the geographic areas in which we operate. Credit is extended based on an evaluation of the customer’s financial condition, and generally advance payment is not required except for political advertising. Credit losses are provided for in the financial statements and consistently have been within our expectations that are based upon our prior experience.

For the year ended December 31, 2011, approximately 21% and 10% of our broadcast advertising revenue was obtained from advertising sales to automotive and restaurant customers, respectively. We experienced similar industry-based concentrations of revenue in the years ended December 31, 2010 and 2009. Although our revenues can be affected by changes within these industries, we believe this risk is in part mitigated due to the fact that no one customer accounted for in excess of 5% of our broadcast advertising revenue in any of these periods. Furthermore, our large geographic operating area partially mitigates the potential effect of regional economic changes. However, during the year ended December 31, 2009 and to a lesser extent in 2010, our overall revenue was negatively impacted by the economic recession, including the recession’s effect upon the automotive industry.

Risk of Loss of Cash Deposits

In order to avoid a risk of loss, we have deposited the majority of our cash in a noninterest-bearing transaction account at a financial institution insured by the Federal Deposit Insurance Corporation (“FDIC”). On November 9, 2010, the FDIC issued a Final Rule implementing section 343 of the Dodd-Frank Wall Street Reform and Consumer Protection Act that provides for full and unlimited insurance coverage for noninterest-bearing transaction accounts at all FDIC-insured institutions through December 31, 2012.

Earnings Per Share

We compute basic earnings per share by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the relevant period. The weighted-average number of common shares outstanding does not include unvested restricted shares. These shares, although classified as issued and outstanding, are considered contingently returnable until the restrictions lapse and are not to be included in the basic earnings per share calculation until the shares vest. Diluted earnings per share is computed by including all potentially dilutive common shares, including unvested restricted stock and shares underlying stock options, in the diluted weighted-average shares outstanding calculation. The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	Year Ended December 31,
	2011	2010	2009
Weighted-average shares outstanding – basic	57,117	54,322	48,510
Potentially dilutive common shares from the issuance of shares underlying stock options and restricted shares	1	2	-

Weighted-average shares outstanding - diluted	57,118	54,324	48,510

For periods in which we reported losses, all potentially dilutive common shares are excluded from the computation of diluted earnings per share, since their inclusion would be antidilutive. In addition, securities that could potentially dilute earnings per share in the future, but which were not included in the calculation of diluted earnings (loss) per share because their inclusion would have been antidilutive for the periods presented are as follows (in thousands):

	1,542	1,542	1,542
	Year Ended December 31,
	2011	2010	2009
Potentially dilutive common shares outstanding at end of period:
Shares underlying employee stock options	1,002	1,005	1,476
Unvested restricted stock	10	33	66

Subtotal	1,012	1,038	1,542
Less dilutive common shares included in weighted-average shares outstanding -diluted	(1)	(2)	-

Potentially dilutive common shares outstanding at end of period which were excluded from weighted-average shares outstanding - diluted	1,011	1,036	1,542

Investment in Broadcasting Company

We have an investment in Sarkes Tarzian, Inc. (“Tarzian”) whose principal business is the ownership and operation of two television stations. As of June 30, 2011, the most recent period for which we have Tarzian’s financial statements, our investment represented 32.4% of the total outstanding common stock of Tarzian (both in terms of the number of shares of common stock outstanding and in terms of voting rights), but such investment represents 67.9% of the equity of Tarzian for purposes of dividends, if paid, as well as distributions in the event of any liquidation, dissolution or other sale of

Tarzian. This investment is accounted for under the cost method of accounting and reflected as a non-current asset. We have no commitment to fund operations of Tarzian and we have neither representation on Tarzian’s board of directors nor any other influence over Tarzian’s management. We believe the cost method is appropriate to account for this investment given the existence of a single voting majority stockholder and our lack of management influence.

Valuation of Broadcast Licenses, Goodwill and Other Intangible Assets

From January 1, 1994 through December 31, 2011, we have acquired 33 television stations. We completed our most recent acquisition on March 3, 2006. Among the assets acquired in these transactions were broadcast licenses issued by the Federal Communications Commission, goodwill and other intangible assets.

For broadcast licenses acquired prior to January 1, 2002, we recorded their respective values using a residual method (analogous to “goodwill”) where the excess of the purchase price paid in the acquisition over the fair value of all identified tangible and intangible assets acquired was attributed to the broadcast license. This residual basis approach generally produces higher valuations of broadcast licenses when compared to applying an income method as discussed below.

For broadcast licenses acquired after December 31, 2001, we recorded their respective values using an income approach. Under this approach, a broadcast license is valued based on analyzing the estimated after-tax discounted future cash flows of the station, assuming an initial hypothetical start-up operation maturing into an average performing station in a specific television market and giving consideration to other relevant factors such as the technical qualities of the broadcast license and the number of competing broadcast licenses within that market. This income approach generally produces lower valuations of broadcast licenses when compared to applying a residual method as discussed above. For television stations acquired after December 31, 2001, we allocate the residual value of the station to goodwill.

When renewing broadcast licenses, we incur regulatory filing fees and legal fees. We expense these fees as they are incurred.

Other intangible assets that we have acquired include network affiliation agreements, advertising contracts, client lists, talent contracts and leases. Each of our stations is affiliated with at least one broadcast network. We believe that the value of a television station is derived primarily from the attributes of its broadcast license rather than its network affiliation agreement. As a result, we have allocated minimal values to our network affiliation agreements. We have classified our other intangible assets as definite-lived intangible assets. The amortization period of our other intangible assets is equal to the shorter of their estimated useful life or contract period. When renewing other intangible asset contracts, we incur legal fees which are expensed as incurred.

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

For further discussion of our goodwill, broadcast licenses and other intangible assets, see Note 11. “Goodwill and Intangible Assets”.

Market Capitalization

When we test our broadcast licenses and goodwill for impairment, we also consider our market capitalization. Our market capitalization has increased from its 2008 lows. As of December 31, 2011, our market capitalization was less than our book value and it remains less than book value as of the date of this filing. We believe the decline in our stock price has been influenced, in part, by the state of the national credit market and general economy beginning in 2008, and the relatively slow recovery from the recent national economic recession. We believe that it is appropriate to view the current state of credit markets and economic weakness as relatively temporary in relation to reporting units that have demonstrated long-lived / enduring franchise value. Accordingly, we believe that a variance between market capitalization and fair value can exist and that difference could be significant at points in time due to intervening macroeconomic influences.

Accumulated Other Comprehensive Loss

Our accumulated other comprehensive loss balances as of December 31, 2011 and 2010 consist of adjustments to our pension liabilities as follows (in thousands):

	December 31,
	2011	2010
Accumulated balances of items included in accumulated other comprehensive loss:
Increase in pension liability	$(26,889)	$(13,096)
Income tax benefit	(10,487)	(5,108)

Accumulated other comprehensive loss	$(16,402)	$(7,988)

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

In June 2011, the FASB issued FASB Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This update requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. This update should be applied retrospectively. For public entities, this update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. This update does not require any transition disclosures. We have adopted this update as of December 31, 2011. As this update is only disclosure-related, it did not have an impact on our financial position and results of operations. However, it did require us to revise our presentation of comprehensive income.

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

2.	Long-term Debt

Long-term debt consists of the following (in thousands):

	December 31,
	2011	2010
Long-term debt including current portion:
Senior credit facility	$471,968	$467,791
10 1/2% senior secured second lien notes at liquidation value	365,000	365,000

Total long-term debt including current portion at liquidation value	836,968	832,791
Less unamortized discount on 10 1/2% senior secured second lien notes	(4,735)	(6,087)

Total long-term debt at recorded value	$832,233	$826,704

Borrowing availability under our senior credit facility	$31,000	$40,000

Long-term Debt

Our senior credit facility consists of a revolving loan, which matures March 19, 2014, and a term loan, which matures December 31, 2014. Excluding accrued interest, the amount outstanding under our senior credit facility as of December 31, 2011 was $472.0 million comprised of a term loan balance of $463.0 and a revolving loan balance of $9.0 million. Excluding accrued interest, the amount outstanding under our senior credit facility as of December 31, 2010 was comprised solely of a term loan balance of $467.8 million. Our maximum borrowing availability is limited by our required compliance with certain restrictive covenants, including a first lien net leverage ratio covenant.

As of December 31, 2011 and 2010, we had $365.0 million of our 10  1/2% senior secured second lien notes due 2015 (the “Notes”) outstanding. Our Notes mature on June 29, 2015.

As of December 31, 2011 and 2010, the interest rate on the balance outstanding under the senior credit facility was 3.8% and 4.5%, respectively. As of December 31, 2011 and 2010, the coupon interest rate and the yield on the Notes were 10.5% and 11.0%, respectively. The yield on the Notes exceeds the coupon interest rate because the Notes were issued with “original issue discount”.

As of December 31, 2011 and 2010, we had a deferred loan cost balance, net of accumulated amortization, of $4.0 million and $4.8 million, respectively, related to our senior credit facility. As of December 31, 2011 and 2010, we had a deferred loan cost balance, net of accumulated amortization, of $6.1 million and $7.5 million, respectively, related to our Notes.

Amendment to Senior Credit Facility in 2011

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

Amendment of Senior Credit Facility in 2010 (the “2010 Amendment”) and Issuance of Notes

Effective as of March 31, 2010, we amended our senior credit facility. The 2010 Amendment provided for, among other things: (i) an increase in the maximum total net leverage ratio covenant under the senior credit facility through March 30, 2011 and (ii) a potential issuance of capital stock and/or senior or subordinated debt securities, which could include securities with a second lien security interest (the “Replacement Debt”).

Pursuant to the 2010 Amendment, from March 31, 2010 and until the date we completed an offering of Replacement Debt resulting in the repayment of not less than $200.0 million of our term loan outstanding under the senior credit facility (which offering was completed with the issuance of the Notes on April 29, 2010), (i) we were required to pay an annual incentive fee equal to 2.0%, which fee was eliminated upon the consummation of such offering and repayment, (ii) the annual facility fee remained at 3.0%, and (iii) we remained subject to a maximum total net leverage ratio, which ratio, following such repayment, would be replaced by a first lien leverage test. In addition, from and after such repayment, we were required to comply with a minimum fixed charge coverage ratio of 0.90 to 1.0.

On April 29, 2010, we issued $365.0 million aggregate principal amount of Notes. The Notes constituted “Replacement Debt” under the senior credit facility. The Notes were priced at 98.085% of par, resulting in gross proceeds to the Company of $358.0 million. Interest began accruing on the Notes on April 29, 2010, and is payable semi-annually on May 1 and November 1 of each year. The first interest payment date was November 1, 2010. We may redeem some or all of the Notes at any time after November 1, 2012 at specified redemption prices. We may also redeem up to 35% of the aggregate principal amount of the Notes using the proceeds from certain equity offerings completed before

November 1, 2012. In addition, we may redeem some or all of the Notes at any time prior to November 1, 2012 at a price equal to 100% of the principal amount thereof plus a make whole premium, and accrued and unpaid interest. If we sell certain of our assets or experience specific kinds of changes of control, we must offer to repurchase the Notes.

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

On April 29, 2010, we used a portion of the net proceeds from the sale of the Notes to repay $300.0 million in principal amount of our term loan outstanding under our senior credit facility, to repay interest thereon and to pay certain fees due thereunder. Following the repayment, our annual facility fee rate was reduced to 0.75% per year and we became subject to a maximum first lien leverage ratio covenant. Effective April 1, 2011, our annual facility fee rate became dependent upon our first lien leverage ratio and can range between 0% and 1.0% per year.

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

A summary of certain significant terms contained in our senior credit facility is as follows:

Description	As of December 31, 2011

Annual interest rate on outstanding term loan balance (1)	LIBOR plus 3.50% or Base rate plus 2.50%

Annual interest rate on outstanding revolving loan balance (1)	LIBOR plus 3.50% or Base rate plus 2.50%

Annual facility fee rate (2)	0.0%

Annual commitment fee on undrawn revolving loan balance	0.50%

Revolving loan commitment	$40 million

Maximum first lien leverage ratio at December 31, 2011 and thereafter	6.50 to 1.00

Minimum fixed charge coverage ratio at December 31, 2011 and thereafter	1.00 to 1.00

Maximum cash balance that can be deducted from total debt to calculate net debt in the first lien leverage ratio test	$15.0 million

(1)	LIBOR refers to the London Interbank Offered Rate and the Base rate is generally equal to the lender’s prime rate.

(2)	If our first lien leverage ratio is greater than or equal to 6.00 to 1.00, our facility fee rate would be 1.0% per year. If our first lien leverage ratio is greater than or equal to 5.50 to 1.00 but less than 6.00 to 1.00, our facility fee rate would be 0.75% per year. If our first lien leverage ratio is greater than or equal to 5.00 to 1.00 but less than 5.50 to 1.00, our facility fee rate would be 0.50% per year. If our first lien leverage ratio is greater than or equal to 4.50 to 1.00 but less than 5.00 to 1.00, our facility fee rate would be 0.25% per year. If our first lien leverage ratio is less than 4.50 to 1.00, our facility fee rate would be 0.00% per year.

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

As of December 31, 2011 and 2010, we were in compliance with all covenants required under our debt obligations. In the future, if we are unable to maintain compliance with any of our covenants, we would use reasonable efforts to seek an amendment or waiver to such requirements. However, in such circumstances, we could provide no assurances that any amendment or waiver would be obtained nor of its terms. In the future, if we are not in compliance and we are unable to obtain any required waivers or amendments, we would be in default under those obligations and any such default could allow a majority of the affected creditors to demand an acceleration of the repayment of all outstanding amounts under the affected debt or to foreclose on the assets securing such indebtedness.

We are a holding company with no material independent assets or operations, other than our investments in our subsidiaries. The aggregate assets, liabilities, earnings and equity of the subsidiary guarantors as defined in our senior credit facility are substantially equivalent to our assets, liabilities, earnings and equity on a consolidated basis. The subsidiary guarantors are, directly or indirectly, our wholly-owned subsidiaries and the guarantees of the subsidiary guarantors are full, unconditional and joint and several. All of our current and future direct and indirect subsidiaries are and will be guarantors under the senior credit facility. Accordingly, separate financial statements and other disclosures of each of the subsidiary guarantors are not presented because we have no material independent assets or operations, the guarantees are full and unconditional and joint and several and any of our subsidiaries other than the subsidiary guarantors are immaterial.

Maturities

Aggregate minimum principal maturities on long-term debt as of December 31, 2011 were as follows (in thousands):

	Minimum Principal Maturities
Year	Senior Credit Facility	Notes	Total
2012	$4,823	$-	$4,823
2013	4,823	-	4,823
2014	462,322	-	462,322
2015	-	365,000	365,000
2016	-	-	-

Total	$471,968	$365,000	$836,968

Interest Payments

For all of our interest bearing obligations, including derivative contracts, we made interest payments of approximately $57.4 million, $65.0 million and $46.8 million during 2011, 2010 and 2009, respectively. We did not capitalize any interest payments during the years ended December 31, 2011, 2010 or 2009.

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

During 2007, we entered into three swap agreements to convert $465.0 million of our variable rate debt under our senior credit facility to fixed rate debt. These interest rate swap agreements expired on April 3, 2010, and they were our only derivatives in effect during the years ended December 31, 2010 and 2009. Upon entering into the swap agreements, we designated them as hedges of variability of our variable rate interest payments attributable to changes in three-month LIBOR, the designated interest rate. Therefore, these interest rate swap agreements were considered cash flow hedges.

Under these swap agreements, we received variable rate interest at the LIBOR and paid fixed interest at an annual rate of 5.48%.

Upon entering into a swap agreement, we documented our hedging relationships and our risk management objectives. Our swap agreements did not include written options. Our swap agreements were intended solely to modify the payments for a recognized liability from a variable rate to a fixed rate. Our swap agreements did not qualify for the short-cut method of accounting, because the variable rate debt being hedged was pre-payable.

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

We did not have any derivatives in effect as of December 31, 2011 or December 31, 2010.

The following table presents the effect of our derivative financial instruments on our consolidated statements of operations for the years ended December 31, 2011, 2010 and 2009 (in thousands).

	$(24,611)	$(24,611)	$(24,611)
	Cash Flow Hedging Relationships for the Year Ended December 31,
	2011	2010	2009
Interest rate swap agreements:
Liability at beginning of period	$-	$(6,344)	$(24,611)

Effective portion of (losses) gains recognized in other comprehensive income (loss)	-	(5,936)	35,497

Effective portion of gains (losses) recorded in accumulated other comprehensive income (loss) and reclassified into interest expense	-	12,280	(17,230)

Liability at end of period	$-	$-	$(6,344)

For the year ended December 31, 2010, we recorded a gain on derivatives as other comprehensive income of $3.8 million, net of a $2.5 million income tax expense. For the year ended December 31, 2009, we recorded a gain on derivatives as other comprehensive income of $11.2 million, net of a $7.1 million income tax expense.

Credit-risk Related Contingent Features

We managed our counterparty risk by entering into derivative instruments with global financial institutions that we believe presented a low risk of credit loss resulting from nonperformance. As of December 31, 2011 and 2010, we had not recorded a credit value adjustment related to our interest rate swap agreements.

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

Non-Recurring Fair Value Measurements

We have certain assets that are measured at fair value on a non-recurring basis and are adjusted to fair value only when the carrying values exceed their fair values. Included in the following table are the significant categories of assets measured at fair value on a non-recurring basis as of December 31, 2011 and 2010 that were adjusted to fair value and the impairment charges recorded for those assets in the years ended December 31, 2011 and 2010 (in thousands).

Non-Recurring Fair Value Measurements

	As of December 31, 2011				Impairment Loss For The Year Ended
	Level 1	Level 2	Level 3	Total	December 31, 2011
Assets:
Program broadcast rights	$-	$-	$8,133	$8,133	$250

	As of December 31, 2010				Impairment Loss For The Year Ended
	Level 1	Level 2	Level 3	Total	December 31, 2010
Assets:
Program broadcast rights	$-	$-	$10,721	$10,721	$430

We have historically tested our program broadcast rights for impairment each quarter. Program broadcast rights impairment charges were recorded as an operating expense in the respective periods.

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

The carrying amount of our long-term debt was $832.2 million and $826.7 million, respectively, and the fair value was $801.0 million and $822.4 million, respectively, as of December 31, 2011 and 2010. Fair value of our long-term debt is based on estimates provided by third-party financial professionals as of December 31, 2011 and 2010.

5.	Stockholders’ Equity

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

Our Board of Directors has authorized Gray to repurchase an aggregate of up to 5,000,000 shares of its common stock and Class A common stock in the open market. When we have determined that market and liquidity conditions are favorable and in accordance with any applicable contractual limitations, we have repurchased shares. As of December 31, 2011, 279,200 shares of our common stock and Class A common stock are available for repurchase under these authorizations. There is no expiration date for these authorizations. Shares repurchased are held as treasury shares and used for general corporate purposes including, but not limited to, satisfying obligations under our employee benefit plans and long term incentive plan. Treasury stock is recorded at cost. During the years ended December 31, 2011, 2010 and 2009, we did not make any repurchases under these authorizations.

For the years ended December 31, 2011, 2010 and 2009, we did not declare or pay any common stock or Class A common stock dividends.

Except for the payment of dividends in connection with our repurchase of certain shares of our Series D Perpetual Preferred Stock in privately negotiated transactions from time to time, we have deferred cash dividends on our Series D Perpetual Preferred Stock and correspondingly suspended cash dividends on our common stock and Class A common stock since October 2008 to reallocate cash resources to support our ability to pay principal and interest costs. See Note 6 “Preferred Stock” for further discussion of our Series D Perpetual Preferred Stock dividend payments and repurchase.

Under our various employee benefit plans, we may, at our discretion, issue authorized and unissued shares of our Class A common stock and common stock or previously issued shares of our Class A common stock or common stock reacquired by Gray, including stock purchased in the open market, held in the treasury. As of December 31, 2011, we had reserved 8,385,281 shares and 1,000,000 shares of our common stock and Class A common stock, respectively, for future issuance under various employee benefit plans. As of December 31, 2010, we had reserved 8,399,034 shares and 1,000,000 shares of our common stock and Class A common stock, respectively, for future issuance under various employee benefit plans.

6.	Preferred Stock

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

As of December 31, 2011 and 2010, we had 259 shares and 393 shares of Series D Perpetual Preferred Stock outstanding, respectively. The Series D Perpetual Preferred Stock has a liquidation value of $100,000 per share, for a total liquidation value of $25.9 million and $39.3 million as of December 31, 2011 and 2010 and a recorded value of $24.8 million and $37.2 million as of December 31, 2011 and December 31, 2010, respectively. The difference between the liquidation values and the recorded values was the unaccreted portion of the original issuance discount and issuance cost. Our accrued Series D Perpetual Preferred Stock dividend balances as of December 31, 2011 and December 31, 2010 were $13.7 million and $14.1 million, respectively.

In 2011, we repurchased an aggregate of approximately $13.4 million in face amount of our Series D Perpetual Preferred Stock, and paid $6.6 million in accrued dividends related thereto. We used cash on hand and borrowings under our revolving credit facility to fund these transactions. In 2010, we repurchased approximately $60.7 million in face amount of our Series D Perpetual Preferred Stock, and paid $14.9 million in accrued dividends thereon, in exchange for $50.0 million in cash, using net proceeds from the sale of Notes, and 8.5 million shares of common stock.

Except for the payment of dividends in connection with the repurchase of a portion of the Series D Perpetual Preferred Stock, we have deferred the cash payment of our Series D Perpetual Preferred Stock dividends earned thereon since October 1, 2008. While three consecutive cash dividend payments with respect to the Series D Perpetual Preferred Stock remain unfunded, the dividend rate will remain at 17.0% per annum. Our Series D Perpetual Preferred Stock dividend began accruing at 17.0% per annum on July 16, 2009.

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

7.	Stock-Based Compensation

Long Term Incentive Plan

The 2007 Long Term Incentive Plan (the “2007 Incentive Plan”) provides for the grant of incentive stock options, nonqualified stock options, restricted stock awards, stock appreciation rights, and performance awards to our officers and employees to acquire shares of our Class A common stock, common stock or to receive other awards based on our performance. We recognize the fair value of the stock options on the date of grant as compensation expense, and such expense is amortized over the vesting period of the stock option. The 2007 Incentive Plan allows us to grant share-based awards for a total of 6.0 million shares of stock, with not more than 1.0 million out of that 6.0 million to be Class A common stock and the remaining shares to be common stock. As of December 31, 2011 and in addition to options then outstanding for the issuance of our common stock, 5.0 million shares were available for issuance under the 2007 Incentive Plan. Shares of common stock underlying outstanding options or performance awards are counted against the 2007 Incentive Plan’s maximum shares. Under the 2007 Incentive Plan, the options granted typically vest after a two-year period and expire three years after fully vesting. However, options will vest immediately upon a “change in control” as such term is defined in the 2007 Incentive Plan. All options have been granted with purchase prices that equal the market value of the underlying stock at the close of business on the date of the grant.

Directors’ Restricted Stock Plan

On May 14, 2003, our stockholders approved a restricted stock plan for our Board of Directors (the “Directors’ Restricted Stock Plan”). We have reserved 1.0 million shares of our common stock for issuance under this plan and, as of December 31, 2011, there were 770,000 shares available for award. Under the Directors’ Restricted Stock Plan, each director can be awarded up to 10,000 shares of restricted stock each calendar year. We did not grant any shares of restricted common stock to our directors during the years ended December 31, 2011, 2010 or 2009. Of the total shares granted to the directors since the inception of the Directors’ Restricted Stock Plan, 10,000 shares were not vested as of December 31, 2011.

Stock-Based Compensation — Valuation Assumptions for Stock Options

Included in corporate and administrative expenses in the years ended December 31, 2011, 2010 and 2009 were $0.1 million, $0.3 million and $1.4 million, respectively, of non-cash expense for stock-based compensation which included amortization of restricted stock and stock option expense. We did not grant any stock options during the years ended December 31, 2011, 2010 or 2009.

A summary of our stock option activity for common stock for the years ended December 31, 2011, 2010 and 2009 is as follows (in thousands, except weighted average data):

	Year Ended December 31,
	2011		2010		2009
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Stock options outstanding - beginning of period	1,005	$7.51	1,476	$8.28	1,949	$8.31
Options granted	-	-	-	-	-	-
Options exercised	-	-	-	-	-	-
Options forfeited	(3)	8.61	(75)	10.37	(460)	8.31
Options expired	-	-	(396)	9.84	(13)	12.37

Stock options outstanding - end of period	1,002	$7.50	1,005	$7.51	1,476	$8.28

Exercisable at end of period	1,002	$7.50	1,005	$7.51	498	$9.93

As of December 31, 2011, all outstanding common stock options are fully vested. Information concerning common stock options outstanding has been segregated into five groups as follows:

As of December 31, 2011
Number of Options Outstanding	Exercise Price Per Share	Remaining Contractual Life
(in thousands)		(in years)
32	$8.61	0.2
5	9.46	0.8
925	7.64	1.1
30	3.61	1.4
10	$2.10	1.6

1,002

The aggregate intrinsic value of our stock options was $0 based on the closing market price of our common stock at December 31, 2011.

The following table summarizes the activity for our non-vested restricted shares during the year ended December 31, 2011 under our Directors’ Restricted Stock Plan:

	Number of Shares	Weighted Average Fair Value
	(in thousands)
Restricted Stock:
Non-vested common restricted shares, December 31, 2010	33	$5.74
Vested	(23)	6.08

Non-vested common restricted shares, December 31, 2011	10	$4.94

As of December 31, 2011, there was $56,214 of total unrecognized compensation cost related to all non-vested share based compensation arrangements. The cost is expected to be recognized over a weighted average period of one year.

8.	Income Taxes

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

Federal and state income tax expense (benefit) is summarized as follows (in thousands):

	$(11,260)	$(11,260)	$(11,260)
	Year Ended December 31,
	2011	2010	2009
Current:
Federal	$-	$(504)	$-
State and local	359	554	344
State and local - reserve for uncertain tax positions	(905)	(513)	(385)

Current income tax benefit	(546)	(463)	(41)
Deferred:
Federal	4,860	13,869	(11,640)
State and local	225	41	421

Deferred income tax expense (benefit)	5,085	13,910	(11,219)

Total income tax expense (benefit)	$4,539	$13,447	$(11,260)

Significant components of our deferred tax liabilities and assets are as follows (in thousands):

	December 31,
	2011	2010
Deferred tax liabilities:
Net book value of property and equipment	$11,303	$13,366
Broadcast licenses, goodwill and other intangibles	269,818	258,715
Loan acquisition costs	295	393
Liability for accrued bonus 481(a) adjustment	101	203
Restricted stock	2	7

Total deferred tax liabilities	281,519	272,684

Deferred tax assets:
Liability under supplemental retirement plan	6	10
Liability for accrued vacation	825	811
Liability for accrued bonus	1,308	1,166
Allowance for doubtful accounts	406	410
Liability under health and welfare plan	425	526
Capital loss carryforwards	280	281
Liability for pension plan	13,417	7,254
Federal operating loss carryforwards	97,880	95,276
State and local operating loss carryforwards	13,662	13,285
Alternative minimum tax carryforwards	386	386
Unearned income	798	992
Network compensation	658	914
Stock options	566	589
Other	452	291

Total deferred tax assets	131,069	122,191
Valuation allowance for deferred tax assets	(4,620)	(4,871)

Net deferred tax assets	126,449	117,320

Deferred tax liabilities, net of deferred tax assets	$155,070	$155,364

We have approximately $279.7 million in federal operating loss carryforwards, which expire during the years 2021 through 2031. Additionally, we have an aggregate of approximately $316.8 million of various state operating loss carryforwards. We project to have taxable income in the carryforward periods. Therefore, we believe that it is more likely than not that the federal net operating loss carryforwards will be fully utilized.

A valuation allowance has been provided for a portion of the state net operating loss carryforwards. We believe that we will not meet the more likely than not threshold in certain states due to the uncertainty of generating sufficient income. Therefore, the state valuation allowance at December 31, 2011 and 2010 was $4.3 million and $4.6 million, respectively. As of December 31, 2011 and 2010, a full valuation allowance of $280,000 and $281,000, respectively, has been provided for the capital loss carryforwards, as we believe that we will not meet the more likely than not threshold due to the uncertainty of generating sufficient capital gains in the carryforward period. Our total valuation allowance provided for deferred tax assets decreased $252,000 for the year ended December 31, 2011 and decreased $1.6 million for the year ended December 31, 2010.

A reconciliation of income tax expense at the statutory federal income tax rate and income taxes as reflected in the consolidated financial statements for the years ended December 31, 2011, 2010 and 2009 is as follows (in thousands):

	$(11,260)	$(11,260)	$(11,260)
	Year Ended December 31,
	2011	2010	2009
Statutory federal rate applied to income (loss) before income tax expense or benefit	$4,751	$12,814	$(12,007)
Current year permanent items	229	618	216
State and local taxes, net of federal tax benefit	710	1,993	(906)
Change in valuation allowance	(252)	(1,591)	1,553
Reserve for uncertain tax positions	(905)	(513)	(385)
Other items, net	6	126	269

Income tax expense (benefit) as recorded	$4,539	$13,447	$(11,260)

Effective income tax rate	33.4%	36.7%	32.8%

As of each year end, we are required to adjust our pension liability to an amount equal to the funded status of our pension plans with a corresponding adjustment to other comprehensive income on a net of tax basis. During 2011, we increased our recorded non-current pension liability by $13.8 million and recognized other comprehensive loss of $8.4 million, net of a $5.4 million tax benefit. During 2010, we increased our recorded non-current pension liability by $4.2 million and recognized other comprehensive loss of $2.6 million, net of a $1.6 million tax benefit. During 2009, we decreased our recorded non-current pension liability by $6.6 million and recognized other comprehensive income of $4.0 million, net of a $2.6 million tax expense.

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

We made income tax payments (net of refunds) of $465,000 in 2011. We received income tax refunds (net of payments) of $88,000 in 2010, which included a $504,000 federal refund for carrying back our alternative minimum tax net operating loss to 2004 and 2005. We made income tax payments (net of refunds) of $97,000 in 2009. At December 31, 2011 and 2010, we had current income taxes payable of approximately $2.8 million and $3.8 million, respectively.

We prescribe a recognition threshold and measurement attribution for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities.

As of December 31, 2011 and 2010, we had approximately $2.6 million and $3.5 million, respectively, of unrecognized tax benefits. All of these unrecognized tax benefits would impact our effective tax rate if recognized. The liability for unrecognized tax benefits is recorded net of any federal tax benefit that would result from payment.

We have accrued estimates of interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2011 and 2010, we had recorded a liability for potential penalties and interest of approximately $1.0 million and $1.2 million, respectively, related to uncertain tax positions.

The following table summarizes the activity related to our unrecognized tax benefits, net of federal benefit, excluding interest and penalties for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	Year Ended December 31,
	2011	2010	2009
Balance at beginning of period	$2,342	$2,828	$3,227
Increase resulting from positions taken in prior periods	-	-	48
Reduction in benefit from lapse in statute of limitations	(745)	(486)	(447)

Balance at end of period	$1,597	$2,342	$2,828

While it is difficult to calculate with any certainty, we estimate a decrease of $717,000, exclusive of interest and penalties, will be recorded for uncertain tax positions over the next twelve months resulting from expiring statutes of limitations for state tax issues.

We file income tax returns in the U.S. federal and multiple state jurisdictions. With few exceptions, we are no longer subject to U.S. federal, or state and local tax examinations by tax authorities for years prior to 2000. This extended open adjustment period is due to material amounts of net operating loss carryforwards, which exist at the federal and multi-state jurisdictions originating from the 2001, 2002 and 2003 tax years.

9.	Retirement Plans

We sponsor and contribute to defined benefit and defined contribution retirement plans covering substantially all of our full time employees. Our defined benefit pension plans include our active plan as well as two frozen plans that we assumed when we acquired the related businesses. The Gray Television, Inc. Capital Accumulation Plan (“the Capital Accumulation Plan”) is a defined contribution plan that is intended to meet the requirements of section 401(k) of the Internal Revenue Code.

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

The measurement dates used to determine the benefit information for our active defined benefit pension plan were December 31, 2011 and 2010, respectively. The following summarizes the active pension plan’s funded status and amounts recognized in our consolidated balance sheets at December 31, 2011 and 2010, respectively (dollars in thousands):

	December 31,
	2011	2010
Change in projected bene fit obligation:
Projected benefit obligation at beginning of year	$50,055	$39,517
Service cost	3,447	3,199
Interest cost	2,943	2,658
Actuarial losses	11,521	5,483
Benefits paid	(933)	(802)

Projected benefit obligation at end of year	$67,033	$50,055

Change in plan assets:
Fair value of pension plan assets at beginning of year	$33,039	$26,716
Actual return on plan assets	275	2,939
Company contributions	2,630	4,186
Benefits paid	(933)	(802)

Fair value of pension plan assets at end of year	35,011	33,039

Funded status of pension plan	$(32,022)	$(17,016)

Amounts recognized in our balance sheets consist of:
Accrued benefit cost	$(7,684)	$(5,317)
Accumulated other comprehensive income	(24,338)	(11,699)

Net liability recognized	$(32,022)	$(17,016)

The accumulated benefit obligation amounts for our active defined benefit pension plan were $58.1 million and $41.3 million at December 31, 2011 and 2010, respectively. The increase in the accumulated benefit obligation is due primarily to increases in salaries and past service and decreases in the discount period until retirement for continuing employees, as well as discount rate changes. The long-term rate of return on assets assumption was chosen from a best estimate range based upon the anticipated long-term returns for asset categories in which the pension plan is invested. The long-term rate of return may be viewed as the sum of (i) 3% inflation, (ii) 1% risk-free rate of return and (iii) 3% risk premium. The estimated rate of increase in compensation levels is based on historical compensation increases for our employees.

	Year Ended December 31,
	2011	2010
Weighted-average assumptions used to determine net periodic benefit cost for our active pension plan:
Discount rate	5.85%	6.27%
Expected long-term rate of return on pension plan assets	7.00%	7.00%
Estimated rate of increase in compensation levels	5.00%	5.00%

	As of December 31,
	2011	2010
Weighted-average assumptions used to determine benefit obligations:
Discount rate	4.84%	5.85%
Estimated rate of increase in compensation levels	5.63%	5.00%

Pension expense is computed using the projected unit credit actuarial cost method. The net periodic pension cost for our active pension plan includes the following components (in thousands):

	Year Ended December 31,
	2011	2010	2009
Components of net periodic pension cost:
Service cost	$3,447	$3,199	$3,248
Interest cost	2,943	2,658	2,189
Expected return on plan assets	(2,351)	(1,987)	(1,558)
Recognized net actuarial loss	958	912	1,176

Net periodic pension cost	$4,997	$4,782	$5,055

For our active pension plan, the estimated future benefit payments for subsequent years are as follows (in thousands):

Years	Amount
2012	$1,451
2013	1,605
2014	1,727
2015	1,908
2016	2,122
2017 - 2021	15,178

The active pension plan’s weighted-average asset allocations by asset category are as follows:

	As of December 31,
	2011	2010
Asset category:
Insurance general account	38%	34%
Cash management accounts	3%	4%
Equity accounts	53%	56%
Fixed income account	6%	6%

Total	100%	100%

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

The following table presents the fair value of our active pension plan’s assets and classifies them by level within the fair value hierarchy as of December 31, 2011 and 2010, respectively (in thousands):

Active Pension Plan Fair Value Measurements

	As of December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Insurance general account	$-	$13,335	$-	$13,335
Cash management accounts	-	846	-	846
Equity accounts	-	18,668	-	18,668
Fixed income account	-	2,162	-	2,162

Total	$-	$35,011	$-	$35,011

	As of December 31, 2010
	Level 1	Level 2	Level 3	Total
Assets:
Insurance general account	$-	$11,434	$-	$11,434
Cash management accounts	-	1,167	-	1,167
Equity accounts	-	18,489	-	18,489
Fixed income account	-	1,949	-	1,949

Total	$-	$33,039	$-	$33,039

Acquired Pension Plans

In 2002 and 1998, we acquired companies with two underfunded pension plans (the “Acquired Pension Plans”). The Acquired Pension Plans were frozen by their prior plan sponsors and no new participants can be added to the Acquired Pension Plans. As of December 31, 2011, the Acquired Pension Plans had combined plan assets of $4.4 million and the combined projected benefit obligations of $6.8 million. As of December 31, 2010, the Acquired Pension Plans had combined plan assets of $4.2 million and combined projected benefit obligations of $5.8 million. The net liability for the two Acquired Pension Plans is recorded as a liability in our financial statements as of December 31, 2011 and 2010.

Contributions

We expect to contribute a combined total of approximately $6.9 million to the active pension plan and the Acquired Pension Plans during the year ending December 31, 2012.

Capital Accumulation Plan

The Capital Accumulation Plan provides additional retirement benefits for substantially all employees. The Capital Accumulation Plan provides our employees with an investment option in our common stock and Class A common stock. It also allows for our matching contribution to be made in the form of our common stock. On December 9, 2008 and May 2, 2007, our Board of Directors increased the number of shares reserved for the Capital Accumulation Plan by 2,000,000 and 1,000,000 shares of our common stock, respectively. As of December 31, 2011, 1,615,281 shares remained available for issuance under the plan.

We may match employee contributions to the Capital Accumulation Plan, and such contributions may not exceed 6% of the employees’ gross pay. Our percentage match amount is declared by our Board of Directors before the beginning of each plan year and is made by a contribution of our common stock. Effective December 31, 2008, our Board of Directors suspended our matching contributions for the majority of our employees. For the years ended December 31, 2011, 2010 and 2009, our percentage match was 50% for certain employees included in a collective bargaining unit at one of our stations and we did not match contributions for the remainder of our employees. Our contributions vest, based upon each employee’s number of years of service, over a period not to exceed five years.

Our matching contributions for the years ended December 31, 2011, 2010 and 2009 are as follows (in thousands):

	Year Ended December 31,
	2011		2010		2009
	Shares	Amount	Shares	Amount	Shares	Amount
Matching contributions to the Capital Accumulation Plan	14	$29	14	$29	351	$147

10.	Commitments and Contingencies

We have various operating lease commitments for equipment, land and office space. We also have commitments for various syndicated television programs and commitments for the purchase of equipment. Future minimum payments for these commitments as of December 31, 2011 are as follows (in thousands):

	0000000000	0000000000	0000000000	0000000000
			Syndicated
		Operating	Television
Year	Equipment	Leases	Programming	Total
2012	$3,131	$1,402	$3,669	$8,202
2013	-	1,179	10,029	11,208
2014	-	933	8,400	9,333
2015	-	739	4,285	5,024
2016	-	620	159	779
Thereafter	-	3,527	315	3,842

Total	$3,131	$8,400	$26,857	$38,388

The amounts in the table above are estimates of commitments that are in addition to the liabilities accrued for on our consolidated balance sheet as of December 31, 2011.

Leases

We have no material capital leases. Where leases include rent holidays, rent escalations, rent concessions and leasehold improvement incentives, the value of these incentives are amortized over the lease term including anticipated renewal periods. Leasehold improvements are depreciated over the associated lease term including anticipated renewal periods. Rent expense resulting from operating leases for the years ended December 31, 2011, 2010 and 2009 were $1.5 million, $1.5 million and $1.6 million, respectively.

Sports Marketing Agreement

On October 12, 2004, the University of Kentucky (“UK”) awarded a sports marketing agreement jointly to us and IMG Worldwide, Inc. (“IMG”) (the “UK Agreement”). The UK Agreement commenced on April 16, 2005 and has an initial term of seven years with the option to extend for three additional years.

On July 1, 2006, the terms of the agreement between IMG and us were amended. As amended, the UK Agreement provides that we will share in profits in excess of certain amounts specified by the agreement, if any, but not losses. The agreement also provides that we will separately retain all local broadcast advertising revenue and pay all local broadcast expenses for activities under the agreement. Under the amended agreement, IMG agreed to make all license fee payments to UK. However, if IMG is unable to pay the license fee to UK, we will then be required to pay the unpaid portion of the license fee to UK. As of December 31, 2011, the aggregate license fee to be paid by IMG to UK over the remaining portion of the full ten-year term (including the optional three year extension) of the agreement is approximately $29.8 million. If we make advances on behalf of IMG, IMG is required to reimburse us for the amount paid within 60 days after the close of each contract year, which ends on June 30th. IMG has also agreed to pay interest on any advance at a rate equal to the prime rate. During the years ended December 31, 2011, 2010 and 2009, we did not advance any amounts to UK on behalf of IMG under this agreement. As of December 31, 2011, we did not consider the risk of non-performance by IMG to be high.

Legal Proceedings and Claims

We are subject to legal proceedings and claims that arise in the normal course of our business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions, will not materially affect our financial position.

11.	Goodwill and Intangible Assets

A summary of changes in our goodwill and other intangible assets, on a net basis, for the years ended December 31, 2011 and 2010 is as follows (in thousands):

	Net Balance at December 31, 2010	Adjustments	Impairment	Amortization	Net Balance at December 31, 2011
Goodwill	$170,522	$-	$-	$-	$170,522
Broadcast licenses	818,981	-	-	-	818,981
Definite lived intangible assets	837	-	-	(125)	712

Total intangible assets net of accumulated amortization	$990,340	$-	$-	$(125)	$990,215

	Net Balance at December 31, 2009	Adjustments	Impairment	Amortization	Net Balance at December 31, 2010
Goodwill	170,522	$-	$-	$-	$170,522
Broadcast licenses	818,981	-	-	-	818,981
Definite lived intangible assets	1,316	-	-	(479)	837

Total intangible assets net of accumulated amortization	$990,819	$-	$-	$(479)	$990,340

A summary of changes in our goodwill, on a gross basis, for the years ended December 31, 2011 and 2010 is as follows (in thousands):

	As of		As of
	December 31, 2010	Impairment	December 31, 2011
Goodwill, gross	$269,118	$-	$269,118
Accumulated goodwill impairment	(98,596)	-	(98,596)

Goodwill, net	$170,522	$-	$170,522

	As of December 31, 2009	Impairment	As of December 31, 2010
Goodwill, gross	$269,118	$-	$269,118
Accumulated goodwill impairment	(98,596)	-	(98,596)

Goodwill, net	$170,522	$-	$170,522

As of December 31, 2011 and 2010, our intangible assets and related accumulated amortization consisted of the following (in thousands):

	As of December 31, 2011			As of December 31, 2010
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Intangible assets not currently subject to amortization:
Broadcast licenses	$872,680	$(53,699)	$818,981	$872,680	$(53,699)	$818,981
Goodwill	170,522	-	170,522	170,522	-	170,522

	$1,043,202	$(53,699)	$989,503	$1,043,202	$(53,699)	$989,503

Intangible assets subject to amortization:
Network affiliation agreements	$1,264	$(1,264)	$-	$1,264	$(1,247)	$17
Other definite lived intangible assets	13,484	(12,772)	712	13,484	(12,664)	820

	$14,748	$(14,036)	$712	$14,748	$(13,911)	$837

Total intangibles	$1,057,950	$(67,735)	$990,215	$1,057,950	$(67,610)	$990,340

Amortization expense for the years ended December 31, 2011, 2010 and 2009 was $0.1 million, $0.5 million and $0.6 million, respectively. Based on the current amount of intangible assets subject to amortization, we expect that amortization expense for the succeeding five years will be as follows: 2012, $75,000; 2013, $50,000; 2014, $38,000; 2015, $38,000; and 2016, $38,000. If and when acquisitions and dispositions occur in the future, actual amounts may vary from these estimates.

Impairment of goodwill and broadcast license

As of December 31, 2011 and 2010, we tested our goodwill, broadcast licenses and other intangible asset recorded values for potential impairment and concluded that the balances were reasonably stated. As a result, we did not record an impairment expense for our goodwill, broadcast licenses or other intangible assets during fiscal 2011, 2010 or 2009.

See Note 1. “Description of Business and Summary of Significant Accounting Policies” for further discussion of our accounting policies regarding goodwill, broadcast licenses and other intangible assets.

12.	Selected Quarterly Financial Data (Unaudited)

	00000000	00000000	00000000	00000000
	Fiscal Quarter
	First	Second	Third	Fourth
	(In thousands, except for per share data)
Year Ended December 31, 2011:
Operating revenues	$69,742	$76,201	$76,518	$84,670
Operating income	11,506	19,028	18,222	26,592
Net (loss) income	(3,083)	2,559	1,984	7,575
Net (loss) income available to common stockholders	(4,872)	771	27	5,869

Basic net (loss) income available to common stockholders per share	$(0.09)	$0.01	$-	$0.10

Diluted net (loss) income available to common stockholders per share	$(0.09)	$0.01	$-	$0.10

Year Ended December 31, 2010:
Operating revenues	$70,482	$75,636	$85,345	$114,595
Operating income	11,940	18,136	24,650	52,234
Loss on early extinguishment of debt	(349)	-	-	-
Net (loss) income	(4,743)	534	5,508	21,864
Net (loss) income available to common stockholders	(9,294)	(5,919)	3,719	20,075

Basic net (loss) income available to common stockholders per share	$(0.19)	$(0.11)	$0.07	$0.35

Diluted net (loss) income available to common stockholders per share	$(0.19)	$(0.11)	$0.07	$0.35

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

Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives. The Company’s management, including the CEO and the CFO, does not expect that our disclosure controls and procedures can prevent all possible errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. Judgments in decision-making can be faulty and breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of one or more persons. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and while our disclosure controls and procedures are designed to be effective under circumstances where they should reasonably be expected to operative effectively, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in any control system, misstatements due to possible errors or fraud may occur and not be detected.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2011 identified in connection with this evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information to be set forth under the headings “Election of Directors,” “Board Committees And Membership,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in our definitive Proxy Statement for the 2012 Annual Meeting of Stockholders (to be filed within 120 days after December 31, 2011) is incorporated herein by reference. In addition, the information set forth under “Executive Officers of the Registrant” in Part I of this Report is incorporated herein by reference.

Item  11. Executive Compensation.

The information to be set forth under the headings “Executive Compensation,” “Report of Management Personnel Committee” and “Compensation Committee Interlocks and Insider Participation” in our definitive Proxy Statement for the 2012 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information to be set forth under the heading “Beneficial Share Ownership” in our definitive Proxy Statement for the 2012 Annual Meeting of Stockholders is incorporated herein by reference.

Equity Compensation Plan Information

The following table gives information about the common stock and Class A common stock that may be issued upon the exercise of options, warrants and rights under all existing equity compensation plans as of December 31, 2011.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in 1st column)
	(in thousands)			(in thousands)
Common Stock:
Equity compensation plans approved by security holders	1,002	(1)	$7.50	7,383	(1) (2)

Equity compensation plans not approved by security holders	-		$-	-

Total	1,002			7,383

Class A Common Stock:
Equity compensation plans approved by security holders	-	(1)	$-	1,000	(1)

Equity compensation plans not approved by security holders	-		$-	-

Total	-			1,000

(1)	Under our 2007 Long-Term Incentive Plan, we are authorized to issue new awards of options to acquire up to 4,997,250 shares of either our common stock or our Class A common stock; however, of this amount, we cannot grant options to acquire in excess of 1,000,000 shares of our Class A common stock. For purposes of this disclosure, we have assumed the issuance of new awards of options to acquire 3,997,250 shares of our common stock and 1,000,000 shares of our Class A common stock, the maximum number of shares of Class A common stock issuable. We may, from time to time in the future, issue awards exercisable for more shares of common stock and less shares of Class A common stock.

(2)	Includes 1,615,281 shares of our common stock that are issuable under our Capital Accumulation Plan, which is intended to meet the requirements of Section 401(k) of the Internal Revenue Code, and 770,000 shares of our common stock that are issuable under our Directors’ Restricted Stock Plan.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information to be set forth under the headings “Certain Relationships and Related Party Transactions” and “Corporate Governance” in our definitive Proxy Statement for the 2012 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services.

The information to be set forth under the heading “Independent Registered Public Accounting Firm” in our definitive Proxy Statement for the 2012 Annual Meeting of Stockholders concerning principal accountant fees and services is incorporated herein by reference.

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

(b)	Exhibits.

3.1	Restated Articles of Incorporation of Gray Television, Inc. (incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009)

3.2	Bylaws of Gray Television, Inc. (incorporated by reference to Exhibit 3.2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009)

4.1	Exhibits 3.1 and 3.2 hereof (incorporated by reference herein) contain certain provisions defining the rights of holders of our common stock, Class A common stock and preferred stock

4.2	Indenture, dated April 29, 2010, by and among Gray Television, Inc., the guarantors signatory thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 30, 2010)

4.3	Form of 10.5% Senior Secured Second Lien Note due 2015 (incorporated by reference to Exhibit B to Exhibit 4.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 30, 2010)

10.1	Director Restricted Stock Plan (incorporated by reference to Exhibit 10.12 to our Annual Report on Form 10-K (File No. 001-13796) for the fiscal year ended December 31, 2002)*

10.2	Credit Agreement, dated as of March 19, 2007, by and among Gray Television, Inc., as Borrower, the Lenders referred to therein, as Lenders, Wachovia Bank, National Association, as Administrative Agent for the Lenders, Bank of America, N. A., as Syndication Agent, Goldman Sachs Credit Partners L.P., Deutsche Bank Trust Company Americas and Bank of Scotland, each as a Documentation Agent, Wachovia Capital Markets, LLC, as Sole Lead Arranger and Wachovia Capital Markets, LLC, Banc of America Securities LLC and Goldman Sachs Credit Partners L.P. as Joint Bookrunners (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007)

10.3	First Amendment to the Credit Agreement by and among Gray Television, Inc., certain subsidiaries thereof, the Lenders party thereto pursuant to an authorization and Wachovia Bank, National Association, as administrative agent, dated as of March 31, 2009 (incorporated by reference to Exhibit 10.10 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.4	Second Amendment to the Credit Agreement by and among Gray Television, Inc., certain subsidiaries thereof, the Lenders party thereto and Wells Fargo Bank, N.A., successor-by-merger to Wachovia Bank, National Association, as administrative agent, dated as of March 31, 2010 (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 12, 2010)

10.5	Third Amendment to the Credit Agreement by and among Gray Television, Inc., certain subsidiaries thereof, the Lenders party thereto and Wells Fargo Bank, N.A., successor-by- merger to Wachovia Bank, National Association, as administrative agent, dated as of June 30, 2011 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011)

10.6	Collateral Agreement, dated as of March 19, 2007, by and among Gray Television, Inc. and certain of its Subsidiaries as Grantors, in favor of Wachovia Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007)

10.7	Guaranty Agreement, dated as of March 19, 2007, by and among certain Subsidiaries of Gray Television, Inc., as Guarantors, in favor of Wachovia Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007)

10.8	2007 Long Term Incentive Plan (incorporated by reference to Appendix A to our definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 3, 2007)*

10.9	Description of 2011 Annual Incentive Plan Structure *

21.1	Subsidiaries of the Registrant

23.1	Consent of McGladrey & Pullen, LLP

31.1	Rule 13a-14(a) Certificate of Chief Executive Officer

31.2	Rule 13a-14(a) Certificate of Chief Financial Officer

32.1	Section 1350 Certificate of Chief Executive Officer

32.2	Section 1350 Certificate of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Management contract or compensatory plan or arrangement

(c)	Financial Statement Schedules – The response to this section is submitted as a part of Item 15 (a) (1) and (2).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gray Television, Inc.

Date: March 6, 2012	By:	/S/ HILTON H. HOWELL, JR.
Hilton H. Howell, Jr.,
Vice-Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 6, 2012	By:	/S/ WILLIAM E. MAYHER, III
William E. Mayher, III,
Chairman of the Board

Date: March 6, 2012	By:	/S/ J. MACK ROBINSON
J. Mack Robinson, Director

Date: March 6, 2012	By:	/S/ RICHARD L. BOGER
Richard L. Boger, Director

Date: March 6, 2012	By:	/S/ RAY M. DEAVER
Ray M. Deaver, Director

Date: March 6, 2012	By:	/S/ T. L. ELDER
T. L. Elder, Director

Date: March 6, 2012	By:	/S/ HILTON H. HOWELL, JR.
Hilton H. Howell, Jr., Vice-Chairman and Chief Executive Officer, Director

Date: March 6, 2012	By:	/S/ HOWELL W. NEWTON
Howell W. Newton, Director

Date: March 6, 2012	By:	/S/ HUGH E. NORTON
Hugh E. Norton, Director

Date: March 6, 2012	By:	/S/ ROBERT S. PRATHER, JR.
Robert S. Prather, Jr., Director

Date: March 6, 2012	By:	/S/ HARRIETT J. ROBINSON
Harriett J. Robinson, Director

Date: March 6, 2012	By:	/S/ JAMES C. RYAN
James C. Ryan,
Sr. Vice President & Chief Financial Officer

Date: March 6, 2012	By:	/S/ JACKSON S. COWART, IV
Jackson S. Cowart, IV,
Chief Accounting Officer

GRAY TELEVISION, INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	$000000000	$000000000	$000000000	$000000000	$000000000
Col. A	Col. B	Col. C		Col. D	Col. E
		Additions
Description	Balance at Beginning of Period	(1) Charged to Costs and Expenses	(2) Charged to Other Accounts	Deductions (a)	Balance at End of Period

Year Ended December 31, 2011:
Allowance for doubtful accounts	$1,051	1,853	$-	$(590)	$2,314
Valuation allowance for deferred tax assets	$4,871	$198	$-	$(449)	$4,620

Year Ended December 31, 2010:
Allowance for doubtful accounts	$1,092	$746	$-	$(787)	$1,051
Valuation allowance for deferred tax assets	$6,462	$(922)	$-	$(669)	$4,871

Year Ended December 31, 2009:
Allowance for doubtful accounts	$1,543	$925	$-	$(1,376)	$1,092
Valuation allowance for deferred tax assets	$4,909	$1,565	$-	$(12)	$6,462

(a)	Deductions from allowance for doubtful accounts represent write-offs of receivable balances not considered collectible. In 2011, the deduction from the valuation allowance for deferred tax assets represents changes in estimates of our future taxable income and our estimated future usage of certain net operating loss carryforwards. In 2010, the deduction from the valuation allowance for deferred tax assets included deductions for the reversal of a state tax valuation allowance due to changes in our filing structure. In 2009, the deduction from the valuation allowance for deferred tax assets represents the expiration of certain net operating loss carryforwards.

EXHIBIT INDEX

Exhibit Number	Description

10.9	Description of 2011 Annual Incentive Plan Structure

21.1	Subsidiaries of the Registrant

23.1	Consent of McGladrey & Pullen, LLP

31.1	Rule 13 a – 14 (a) Certificate of the Chief Executive Officer

31.2	Rule 13 a – 14 (a) Certificate of the Chief Financial Officer

32.1	Section 1350 Certificate of the Chief Executive Officer

32.2	Section 1350 Certificate of the Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document