Form 10-Q
period 2012-03-31
GRAY TELEVISION INC
filed 2012-05-02
CIK 43196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock (No Par Value)	Class A Common Stock (No Par Value)
51,406,776 shares outstanding as of April 30, 2012	5,753,020 shares outstanding as of April 30, 2012

INDEX

GRAY TELEVISION, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

GRAY TELEVISION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands)

	March 31,	December 31,
	2012	2011
Assets:
Current assets:
Cash	$15,111	$5,190
Accounts receivable, less allowance for doubtful accounts of $2,283 and $2,314, respectively	57,766	62,085
Current portion of program broadcast rights, net	4,978	7,359
Deferred tax asset	2,762	2,762
Prepaid and other current assets	4,087	1,959

Total current assets	84,704	79,355

Property and equipment, net	135,406	137,099
Deferred loan costs, net	9,342	10,115
Broadcast licenses	818,981	818,981
Goodwill	170,522	170,522
Other intangible assets, net	693	712
Investment in broadcasting company	13,599	13,599
Other	3,299	3,597

Total assets	$1,236,546	$1,233,980

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands)

	March 31,	December 31,
	2012	2011
Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$1,742	$2,045
Employee compensation and benefits	10,170	11,619
Accrued interest	17,422	7,939
Other accrued expenses	6,874	6,725
Federal and state income taxes	2,735	2,794
Current portion of program broadcast obligations	7,780	10,124
Deferred revenue	4,283	3,468
Current portion of long-term debt	4,823	4,823

Total current liabilities	55,829	49,537

Long-term debt, less current portion	817,543	827,410
Program broadcast obligations, less current portion	775	1,036
Deferred income taxes	160,150	157,832
Long-term deferred revenue	908	1,061
Long-term accrued dividends	14,818	13,717
Accrued pension costs	35,296	34,417
Other	1,142	1,176

Total liabilities	1,086,461	1,086,186

Commitments and contingencies (Note 7)

Preferred stock, no par value; cumulative; redeemable; designated 1.00 shares, issued and outstanding 0.26 shares ($25,921 aggregate liquidation value)	24,919	24,841

Stockholders’ equity:
Common stock, no par value; authorized 100,000 shares, issued 56,061 shares and 56,057 shares, respectively	479,890	479,869
Class A common stock, no par value; authorized 15,000 shares, issued 7,332 shares	15,321	15,321
Accumulated deficit	(291,130)	(293,322)
Accumulated other comprehensive loss, net of income tax benefit	(16,402)	(16,402)

	187,679	185,466
Treasury stock at cost, common stock, 4,655 shares	(40,115)	(40,115)
Treasury stock at cost, Class A common stock, 1,579 shares	(22,398)	(22,398)

Total stockholders’ equity	125,166	122,953

Total liabilities, preferred stock and stockholders’ equity	$1,236,546	$1,233,980

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except for per share data)

	Three Months Ended March 31,
	2012	2011
Revenue (less agency commissions)	$80,674	$69,742
Operating expenses before depreciation, amortizationand loss (gain) on disposal of assets, net:
Broadcast	50,772	48,179
Corporate and administrative	3,106	3,038
Depreciation	5,891	6,998
Amortization of intangible assets	19	34
Loss (gain) on disposals of assets, net	65	(13)

Operating expenses	59,853	58,236

Operating income	20,821	11,506
Other income (expense):
Miscellaneous income, net	2	—
Interest expense	(15,163)	(16,000)

Income (loss) before income taxes	5,660	(4,494)
Income tax expense (benefit)	2,289	(1,411)

Net income (loss)	3,371	(3,083)
Preferred stock dividends (includes accretion of issuancecost of $77 and $118, respectively)	1,179	1,789

Net income (loss) available to common stockholders	$2,192	$(4,872)

Basic and diluted per share information:
Net income (loss) available to common stockholders	$0.04	$(0.09)

Weighted average shares outstanding	57,148	57,112

Dividends declared per common share	$—	$—

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

(in thousands, except for number of shares)

	Class A Common Stock			Common Stock		Accumulated	Class A Treasury Stock		Common Treasury Stock		Accumulated Other Comprehensive Loss	Total
	Shares	Amount		Shares	Amount	Deficit	Shares	Amount	Shares	Amount
Balance at December 31, 2011	7,331,574	`$	15,321	56,057,070	$479,869	$(293,322)	(1,578,554)	$(22,398)	(4,654,750)	$(40,115)	$(16,402)	$122,953
Net income	—		—	—	—	3,371	—	—	—	—	—	3,371
Preferred stock dividends (including accretion of original issuance costs)	—		—	—	—	(1,179)	—	—	—	—	—	(1,179)
Issuance of common stock: 401(k) plan	—		—	3,526	7	—	—	—	—	—	—	7
Share-based compensation	—		—	—	14	—	—	—	—	—	—	14

Balance at March 31, 2012	7,331,574		$15,321	56,060,596	$479,890	$(291,130)	(1,578,554)	$(22,398)	(4,654,750)	$(40,115)	$(16,402)	$125,166

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2012	2011
Operating activities
Net income (loss)	$3,371	$(3,083)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	5,891	6,998
Amortization of intangible assets	19	34
Amortization of deferred loan costs	753	718
Amortization of original issue discount on 10 1/2% senior secured second lien notes due 2015	338	338
Amortization of restricted stock awards	14	34
Amortization of program broadcast rights	2,758	3,833
Payments on program broadcast obligations	(2,795)	(3,794)
Common stock contributed to 401(k) plan	7	8
Deferred income taxes	2,289	(1,411)
Loss (gain) on disposal of assets, net	65	(13)
Other	627	966
Changes in operating assets and liabilities:
Receivables	4,319	6,402
Other current assets	(2,003)	(1,477)
Accounts payable	(206)	(3,017)
Other current liabilities	2,066	(1,223)
Accrued interest	9,483	9,547

Net cash provided by operating activities	26,996	14,860

Investing activities
Purchases of property and equipment	(6,839)	(9,198)
Proceeds from asset sales	24	17
Other	(54)	(132)

Net cash used in investing activities	(6,869)	(9,313)

Financing activities
Repayments of borrowings on long-term debt	(10,206)	(1,206)

Net cash used in financing activities	(10,206)	(1,206)

Net increase in cash	9,921	4,341
Cash at beginning of period	5,190	5,431

Cash at end of period	$15,111	$9,772

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2011, which was derived from the audited financial statements as of December 31, 2011 of Gray Television, Inc. (“we”, “us”, “our”, “Gray” or the “Company”) and our accompanying unaudited condensed consolidated financial statements as of March 31, 2012 and for the periods ended March 31, 2012 and 2011 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, such financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Our operations consist of one reportable segment. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”). Our financial condition as of, and operating results for the three-month period ended, March 31, 2012 are not necessarily indicative of the financial condition and results that may be expected for any future interim period or for the year ending December 31, 2012.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires our management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and the notes to the unaudited condensed consolidated financial statements. Our actual results could differ materially from these estimates. The most significant estimates we make relate to our allowance for doubtful accounts in receivables, valuation of goodwill and intangible assets, amortization of program broadcast rights and intangible assets, stock-based compensation, pension costs, income taxes, employee medical insurance claims, useful lives of property and equipment, contingencies and litigation.

Earnings Per Share

We compute basic earnings per share by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the relevant period. The weighted-average number of common shares outstanding does not include restricted shares. These shares, although classified as issued and outstanding, are considered contingently returnable until the restrictions lapse and are not to be included in the basic earnings per share calculation until the shares vest. Diluted earnings per share is computed by including all potentially dilutive common shares, including restricted stock and shares underlying stock options, in the diluted weighted-average shares outstanding calculation, unless their inclusion would be antidilutive. The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding for the three-month periods ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,
	2012	2011
Weighted-average shares outstanding-basic	57,148	57,112
Stock options and restricted stock	—	—

Weighted-average shares outstanding-diluted	57,148	57,112

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

	Three Months Ended March 31,
	2012	2011
Potentially dilutive common shares outstanding at end of period:
Employee stock options	970	1,004
Restricted stock	10	33

Total	980	1,037

Accumulated Other Comprehensive Loss

Our accumulated other comprehensive loss balances as of March 31, 2012 and December 31, 2011 consist of adjustments to our pension liability and income tax benefit as follows (in thousands):

	March 31, 2012	December 31, 2011
Accumulated balances of items included in accumulated other comprehensive loss:
Increase in pension liability	$(26,889)	$(26,889)
Income tax benefit	(10,487)	(10,487)

Accumulated other comprehensive loss	$(16,402)	$(16,402)

Our comprehensive income (loss) for the three-month periods ended March 31, 2012 and 2011 consists entirely of net income (loss). Therefore, a consolidated statement of comprehensive income (loss) is not presented for the three-month periods ended March 31, 2012 and 2011.

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

	March 31, 2012	December 31, 2011
Property and equipment:
Land	$23,478	$23,451
Buildings and improvements	53,420	53,322
Equipment	310,425	308,454

	387,323	385,227
Accumulated depreciation	(251,917)	(248,128)

Total property and equipment, net	$135,406	$137,099

Allowance for Doubtful Accounts

Our allowance for doubtful accounts is equal to at least 85% of our receivable balances that are 120 days old or older. We may provide allowances for certain receivable balances that are less than 120 days old when warranted by specific facts and circumstances. We generally write-off accounts receivable balances when the customer files for bankruptcy or when all commonly used methods of collection have been exhausted.

Recent Accounting Pronouncements

We have reviewed all recently issued accounting pronouncements. Of those pronouncements that have been issued but are not yet effective, we do not anticipate a material impact upon our financial statements upon our adoption of those pronouncements. None of the pronouncements that became effective and were adopted by us during the three months ended March 31, 2012 had a material effect upon our results of operations or financial position.

Reclassifications

Certain reclassifications have been made in the current liability section of our condensed consolidated balance sheet as of March 31, 2011 in order to conform to the presentation as of March 31, 2012. The reclassifications did not change our total current liabilities as of March 31, 2011. Certain reclassifications have been made within the operating and investing sections of our condensed consolidated statement of cash flows for the three months ended March 31, 2011 in order to conform to the presentation for the three months ended March 31, 2012. The reclassifications did not change our net cash provided by operating activities or net cash used in investing activities for the period ended March 31, 2011.

2.	Long-term Debt

Long-term debt consists of the following (in thousands):

	March 31, 2012	December 31, 2011
Long-term debt including current portion:
Senior credit facility	$461,763	$471,968
10 1/2% senior secured second lien notes at liquidation value	365,000	365,000

Total long-term debt including current portion at liquidation value	826,763	836,968
Less unamortized discount on 10 1/2% senior secured second lien notes	(4,397)	(4,735)

Total long-term debt at recorded value	$822,366	$832,233

Borrowing availability under our senior credit facility	$40,000	$31,000

Our senior credit facility consists of a revolving loan, which matures March 19, 2014, and a term loan, which matures December 31, 2014. Excluding accrued interest, the amount outstanding under our senior credit facility as of March 31, 2012 was comprised solely of a term loan balance of $461.8 million. Excluding accrued interest, the amount outstanding under our senior credit facility as of December 31, 2011 was $472.0 million comprised of a term loan balance of $463.0 and a revolving loan balance of $9.0 million. Our maximum borrowing availability is limited by our required compliance with certain restrictive covenants, including a first lien net leverage ratio covenant. As of March 31, 2012 and December 31, 2011, we were in compliance with all covenants required under our debt obligations.

As of March 31, 2012 and December 31, 2011, we had $365.0 million of our 10 1/2% senior secured second lien notes due 2015 (the “Notes”) outstanding. Our Notes mature on June 29, 2015.

As of March 31, 2012 and December 31, 2011, the interest rate on the balance outstanding under the senior credit facility was 3.8%. As of March 31, 2012 and December 31, 2011, the coupon interest rate and the yield on the Notes were 10.5% and 11.0%, respectively. The yield on the Notes exceeds the coupon interest rate because the Notes were issued with “original issue discount”.

As of March 31, 2012 and December 31, 2011, we had a deferred loan cost balance, net of accumulated amortization, of $3.7 million and $4.0 million, respectively, related to our senior credit facility. As of March 31, 2012 and December 31, 2011, we had a deferred loan cost balance, net of accumulated amortization, of $5.7 million and $6.1 million, respectively, related to our Notes.

The collateral for our debt obligations consists of substantially all of our and our subsidiaries’ assets. In addition, certain of our subsidiaries are joint and several guarantors of these obligations and our ownership interests in our subsidiaries are pledged to collateralize the obligations.

3.	Fair Value Measurement

We utilize market data or assumptions that market participants would use in pricing an asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable. We utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized into a hierarchy that gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (“Level 1”) and the lowest priority to unobservable inputs that require assumptions to measure fair value (“Level 3”). Level 2 inputs are those that are other than quoted prices on national exchanges included within Level 1 that are observable for the asset or liability either directly or indirectly (“Level 2”).

Fair Value of Other Financial Instruments

The estimated fair value of other financial instruments is determined using market information and appropriate valuation methodologies. Interpreting market data to develop fair value estimates involves considerable judgment. The use of different market assumptions may have a material effect on the estimated fair value amounts. Accordingly, the estimates presented are not necessarily indicative of the amounts that we could realize in a current market exchange, or the value that ultimately will be realized upon maturity or disposition.

The carrying amounts of the following instruments approximate fair value due to their short term to maturity: (i) accounts receivable, (ii) prepaid and other current assets, (iii) accounts payable, (iv) accrued employee compensation and benefits, (v) accrued interest, (vi) other accrued expenses, (vii) acquisition-related liabilities and (viii) deferred revenue.

The carrying amount of our long-term debt was $822.4 million and $832.2 million, respectively, and the fair value was $836.7 million and $801.0 million, respectively, as of March 31, 2012 and December 31, 2011. We classify long-term debt as Level 2 within the fair value hierarchy. Fair value of our long-term debt is based on observable estimates provided by third party financial professionals as of March 31, 2012 and December 31, 2011.

4.	Preferred Stock

As of March 31, 2012 and December 31, 2011, we had 259 shares of Series D Perpetual Preferred Stock outstanding. The Series D Perpetual Preferred Stock has a liquidation value of $100,000 per share, for a total liquidation value of $25.9 million as of March 31, 2012 and December 31, 2011. The Series D Perpetual Preferred Stock had a recorded value of $24.9 million and $24.8 million as of March 31, 2012 and December 31, 2011, respectively. The difference between the liquidation values and the recorded values was the unaccreted portion of the original issuance discount and issuance cost. Our accrued Series D Perpetual Preferred Stock dividend balances as of March 31, 2012 and December 31, 2011 were $14.8 million and $13.7 million, respectively.

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

5.	Retirement Plans

The following table provides the components of net periodic benefit cost for our pension plans for the three-month periods ended March 31, 2012 and 2011, respectively (in thousands):

	Three Months Ended March 31,
	2012	2011
Service cost	$1,147	$1,066
Interest cost	830	753
Expected return on plan assets	(682)	(616)
Loss amortization	576	154

Net periodic benefit cost	$1,871	$1,357

During the three months ended March 31, 2012, we contributed $1.0 million to our pension plans. During the remainder of fiscal 2012, we expect to contribute an additional $6.0 million to our pension plans.

6.	Stock-based Compensation

We recognize compensation expense for stock-based payment awards made to our employees and directors, including stock options and restricted shares under our 2007 Long-Term Incentive Plan and our Directors’ Restricted Stock Plan. The following table provides our stock-based compensation expense and related income tax benefit for the three-month periods ended March 31, 2012 and 2011, respectively (in thousands).

	Three Months Ended March 31,
	2012	2011
Stock-based compensation expense, gross	$14	$34
Income tax benefit at our statutory rate associated with stock-based compensation	(5)	(13)

Stock-based compensation expense, net	$9	$21

Long-term Incentive Plan

The 2007 Long-Term Incentive Plan authorizes the grant of stock options, restricted stock awards and other equity-based incentive awards to our officers and employees. During the three-month periods ended March 31, 2012 and 2011, we did not grant any stock options, restricted stock awards or other equity-based incentive awards to our officers or employees. A summary of stock option activity related to our common stock for the three-month periods ended March 31, 2012 and 2011 is as follows (option amounts in thousands):

	Three Months Ended
	March 31, 2012		March 31, 2011
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Common stock:
Stock options outstanding - beginning of period	1,002	$7.50	1,005	$7.51
Options granted	—	$—	—	$—
Options exercised	—	$—	—	$—
Options expired	(32)	$8.61	—	$—
Options forfeited	—	$—	(1)	$8.61

Stock options outstanding - end of period	970	$7.47	1,004	$7.51

Exercisable at end of period	970	$7.47	1,004	$7.51

Weighted-average fair value of options granted during the period		$—		$—

For the three-month period ended March 31, 2012, we did not have any options outstanding for our Class A common stock. The purchase price of shares underlying stock options outstanding as of March 31, 2012 exceeded the closing market price of our common stock.

Directors’ Restricted Stock Plan

The Directors’ Restricted Stock Plan authorizes the grant of restricted stock awards to our non-employee directors. During the three-month periods ended March 31, 2012 and 2011, we did not grant any shares of restricted stock to our directors. The unearned compensation associated with prior grants of our restricted common stock is amortized as an expense over the vesting period of the restricted common stock. The total amount of unearned compensation is equal to the market value of the shares at the date of grant, net of accumulated amortization.

The following table summarizes our non-vested restricted shares during the three-month period ended March 31, 2012 and their weighted-average fair value per share as of their date of grant (shares in thousands):

	Number of Shares	Weighted- Average Fair Value
Restricted Stock:
Non-vested common restricted shares, December 31, 2011	10	$4.94
Vested	—	$—

Non-vested common restricted shares, March 31, 2012	10	$4.94

7.	Commitments and Contingencies

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

Sports Marketing Agreement

On October 12, 2004, the University of Kentucky (“UK”) awarded a sports marketing agreement jointly to us and IMG Worldwide, Inc. (“IMG”) (the “UK Agreement”). The UK Agreement expires April 15, 2015.

The UK Agreement provides that we will share in profits in excess of certain amounts specified by the agreement, if any, but not losses. The agreement also provides that we will separately retain all local broadcast advertising revenue and pay all local broadcast expenses for activities under the agreement. Under the agreement, IMG agreed to make all license fee payments to UK. However, if IMG is unable to pay the license fee to UK, we will then be required to pay the unpaid portion of the license fee to UK. As of March 31, 2012, the aggregate license fee to be paid by IMG to UK over the remaining term of the agreement is approximately $29.8 million. If we make advances on behalf of IMG, IMG is required to reimburse us for the amount paid within 60 days after the close of each contract year, which ends on June 30th. IMG has also agreed to pay interest on any advance at a rate equal to the prime rate. During the three-month period ended March 31, 2012, we did not advance any amounts to UK on behalf of IMG under this agreement. As of March 31, 2012, we do not consider the risk of non-performance by IMG to be high.

8.	Goodwill and Intangible Assets

Our intangible assets are primarily comprised of network affiliations and broadcast licenses. We did not acquire any network affiliation agreements or broadcast licenses during the three-month period ended March 31, 2012. Upon renewal of such intangible assets, we expense all related fees as incurred. There were no triggering events that required a test of impairment of our goodwill or intangible assets during the three-month period ended March 31, 2012.

9.	Income Taxes

For the three-month periods ended March 31, 2012 and 2011, our income tax expense (benefit) and effective income tax rates were as follows (dollars in thousands):

	Three Months Ended March 31,
	2012	2011
Income tax expense (benefit)	$2,289	$(1,411)
Effective income tax rate	40.4%	31.4%

We estimate our differences between taxable income or loss and recorded income or loss on an annual basis. Our tax provision for each quarter is based upon these full year projections which are revised each reporting period. These projections incorporate estimates of permanent differences between U.S. GAAP income or loss and taxable income or loss, state income taxes and adjustments to our liability for unrecognized tax benefits to adjust our statutory Federal income tax rate of 35.0% to our effective income tax rate. For the three-month period ended March 31, 2012, these estimates increased or decreased our statutory Federal income tax rate of 35.0% to our effective income tax rate of 40.4% as follows: state income taxes added 6.3%, permanent differences between our U.S. GAAP income and taxable income added 0.6%, and adjustments to our reserve for uncertain tax positions resulted in a reduction of 1.5%. For the three-month period ended March 31, 2011, these estimates increased or decreased our statutory Federal income tax rate of 35.0% to our effective income tax rate of 31.4% as follows: permanent differences between our U.S. GAAP loss and taxable loss added 7.1%, state income taxes added 9.9% and adjustments to our reserve for uncertain tax positions resulted in a reduction of 20.6%.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Introduction

The following analysis of the financial condition and results of operations of Gray Television, Inc. (“we”, “us”, “our”, “Gray” or the “Company”) should be read in conjunction with our unaudited condensed consolidated financial statements and related notes contained in this report and our audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (the “2011 Form 10-K”).

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

Revenues, Cyclicality and Seasonality

Because broadcast stations like ours rely on advertising revenues, they are sensitive to cyclical changes in the economy. As a result, our non-political advertising revenue was significantly negatively affected during the recent economic recession, but improved along with the general economic environment in 2011 and has continued to improve in 2012.

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

For the three month period ended March 31, 2012, our largest advertising customer categories were the automotive and medical categories. For the three month period ended March 31, 2012, we earned approximately 20% and 11% of our total broadcast advertising revenue from the automotive and medical categories, respectively. In the three month period ended March 31, 2011, we earned approximately 21% and 11% of our total broadcast advertising revenue from the automotive and medical categories, respectively. Our business and operating results could be materially adversely affected if automotive- or medical-related advertising revenue decreases. Our business and operating results could also be materially adversely affected if revenue decreased from one or more other significant advertising categories, such as the restaurant, communications, furniture and appliances, entertainment, or financial services.

Please see our “Results of Operations” and “Liquidity and Capital Resources” sections below for further discussion of our operating results.

Revenue

Set forth below are the principal types of revenue, less agency commissions, earned by us for the periods indicated and the percentage contribution of each type of revenue to our total revenue (dollars in thousands):

	Three Months Ended March 31,
	2012		2011
	Amount	Percent of Total	Amount	Percent of Total
Revenue (less agency commissions):
Local	$45,875	56.9%	43,765	62.8%
National	13,006	16.1%	12,975	18.6%
Internet	5,692	7.1%	4,247	6.1%
Political	4,959	6.1%	1,381	2.0%
Retransmission consent	8,478	10.5%	5,047	7.2%
Other	1,869	2.3%	1,777	2.6%
Consulting revenue	795	1.0%	550	0.7%

Total	$80,674	100.0%	$69,742	100.0%

Results of Operations

Three Months Ended March 31, 2012 (“2012 three-month period”) Compared To Three Months Ended March 31, 2011 (“2011 three-month period”)

Revenue. Total revenue increased $10.9 million, or 16%, to $80.7 million in the 2012 three-month period primarily due to increased retransmission consent revenue and political, local and internet advertising revenue. Retransmission consent revenue increased $3.4 million, or 68%, to $8.5 million due to the improved terms of our retransmission contracts compared to those of the 2011 three-month period. A significant portion of our retransmission consent contracts expired on December 31, 2011 and we were able to renew substantially all of these contracts under terms more favorable to Gray, which resulted in increased revenue in the 2012 three-month period compared to the 2011 three-month period. Political advertising revenue increased $3.6 millon, or 259%, to $5.0 million reflecting increased advertising from political candidates and special interest groups in 2012 due to this being the “on year” of the two year election cycle. Local advertising revenue increased $2.1 million, or 5%, to $45.9 million and internet advertising revenue increased $1.4 million, or 34%, to $5.7 million. National advertising revenue was $13.0 million for the 2012 and 2011 three-month periods. Our local advertising revenue continued to increase primarily due to an improving economy. While our internet advertising revenue has also benefited from an improving economy, we continue to focus on and invest resources into our internet sales efforts which have also resulted in increased internet revenue. In addition, local and national net advertising revenue was positively influenced by the broadcast of the 2012 Super Bowl on our ten primary NBC channels, earning us approximately $0.8 million, an increase of approximately $0.6 million compared to the broadcast of the 2011 Super Bowl on our one primary FOX-affiliated channel and four secondary digital FOX-affiliated channels that earned us approximately $0.2 million. Our five largest local and national advertising categories on a combined local and national basis by customer type, excluding political advertising, demonstrated the following changes during the 2012 three-month period compared to 2011 three-month period: automotive increased 8%; medical increased 15%; restaurant increased 8%; communications increased 17%; and furniture and appliances increased 5%. We earned consulting revenue of $0.8 million under our agreement with Young Broadcasting, Inc.

Broadcast Expenses. Broadcast expenses (before depreciation, amortization and loss or gain on disposal of assets) increased $2.6 million, or 5%, to $50.8 million in the 2012 three-month period, due primarily to increases in non-compensation expense of $1.8 million and compensation expense of $0.8 million. Non-compensation expense increased primarily due to an increase in programing costs, other professional services and national sales commissions. Compensation expense increased primarily due to increases in payroll and pension expenses. As of March 31, 2012 and 2011, we employed 2,079 and 2,132 full and part-time employees, respectively, in our broadcast operations.

Corporate and Administrative Expenses. Corporate and administrative expenses (before depreciation, amortization and loss or gain on disposal of assets) increased $0.1 million, or 2%, to $3.1 million. The increase in corporate and administrative expenses was due primarily to increased compensation expense. Compensation expense increased primarily due to increases in payroll and pension expenses. During the 2012 three-month period and the 2011 three-month period, we recorded non-cash stock-based compensation expense of $14,000 and $34,000, respectively.

Depreciation. Depreciation of property and equipment totaled $5.9 million and $7.0 million for the 2012 three-month period and the 2011 three-month period, respectively. Depreciation decreased due to a greater amount of property and equipment becoming fully depreciated compared to the amount of property and equipment being placed in service during the 2012 three-month period.

Interest Expense. Interest expense decreased $0.8 million, or 5%, to $15.2 million for the 2012 three-month period compared to the 2011 three-month period. This decrease was attributable to a decrease in average interest rates and average principal outstanding. Average interest rates decreased primarily due to a decrease in our annual facility fee rate from 0.75% to 0%. Effective April 1, 2011, our annual facility fee rate became dependent upon our first lien leverage ratio and can range between 0% and 1.0% per year. Our average outstanding debt balance was $829.2 million and $832.4 million during the 2012 three-month period and the 2011 three-month period, respectively. The average interest rate on our total outstanding debt balances was 7.0% and 7.4% during the 2012 three-month period and the 2011 three-month period, respectively.

Income tax expense or benefit. We recognized an income tax expense of $2.3 million in the 2012 three-month period compared to an income tax benefit of $1.4 million in the 2011 three-month period. For the 2012 three-month period and the 2011 three-month period, our effective income tax rate was 40.4% and 31.4%, respectively. We estimate our differences between taxable income or loss and recorded income or loss on an annual basis. Our tax provision for each quarter is based upon these full year projections which are revised each reporting period. These projections incorporate estimates of permanent differences between U.S. GAAP income and taxable income, state income taxes and adjustments to our liability for unrecognized tax benefits. For the 2012 three-month period, these estimates increased or decreased our statutory Federal income tax rate of 35.0% to our effective income tax rate of 40.4% as follows: state income taxes added 6.3%, permanent differences between our U.S. GAAP income and taxable income added 0.6%, and adjustments to our reserve for uncertain tax positions resulted in a reduction of 1.5%.

Preferred stock dividends. Preferred stock dividends decreased $0.6 million, or 34%, to $1.2 million in the 2012 three-month period compared to the 2011 three-month period. The decrease in the dividend was due to fewer shares of our Series D Perpetual Preferred Stock being outstanding during the 2012 three-month period ended compared to the 2011 three-month period.

Liquidity and Capital Resources

General

The following table presents data that we believe is helpful in evaluating our liquidity and capital resources (in thousands except for covenant ratios).

	Three Months Ended March 31,
	2012	2011
Net cash provided by operating activities	$26,996	$14,860
Net cash used in investing activities	(6,869)	(9,313)
Net cash used in financing activities	(10,206)	(1,206)

Net increase in cash	$9,921	$4,341

	As of
	March 31, 2012	December 31, 2011
Cash	$15,111	$5,190
Long-term debt including current portion	$822,366	$832,233
Preferred stock, excluding unamortized original issue discount	$24,919	$24,841
Borrowing availability under our senior credit facility	$40,000	$31,000

Long-term Debt

Our senior credit facility consists of a revolving loan, which matures March 19, 2014, and a term loan, which matures December 31, 2014. Excluding accrued interest, the amount outstanding under our senior credit facility as of March 31, 2012 was comprised solely of a term loan balance of $461.8 million. Excluding accrued interest, the amount outstanding under our senior credit facility as of December 31, 2011 was $472.0 million comprised of a term loan balance of $463.0 and a revolving loan balance of $9.0 million. Our maximum borrowing availability is limited by our required compliance with certain restrictive covenants, including a first lien net leverage ratio covenant. As of March 31, 2012 and December 31, 2011, we were in compliance with all covenants required under our debt obligations.

As of March 31, 2012 and December 31, 2011, we had $365.0 million of our 10 1/2% senior secured second lien notes due 2015 (the “Notes”) outstanding. Our Notes mature on June 29, 2015.

As of March 31, 2012 and December 31, 2011, the interest rate on the balance outstanding under the senior credit facility was 3.8%. As of March 31, 2012 and December 31, 2011, the coupon interest rate and the yield on the Notes were 10.5% and 11.0%, respectively. The yield of the Notes exceeds the coupon interest rate because the Notes were issued with “original issue discount”.

As of March 31, 2012 and December 31, 2011, we had a deferred loan cost balance, net of accumulated amortization, of $3.7 million and $4.0 million, respectively, related to our senior credit facility. As of March 31, 2012 and December 31, 2011, we had a deferred loan cost balance, net of accumulated amortization, of $5.7 million and $6.1 million, respectively, related to our Notes.

Preferred Stock

As of March 31, 2012 and December 31, 2011, we had 259 shares of Series D Perpetual Preferred Stock outstanding. The Series D Perpetual Preferred Stock has a liquidation value of $100,000 per share, for a total liquidation value of $25.9 million as of March 31, 2012 and December 31, 2011. The Series D Perpetual Preferred Stock had a recorded value of $24.9 million and $24.8 million as of March 31, 2012 and December 31, 2011, respectively. The difference between the liquidation values and the recorded values was the unaccreted portion of the original issuance discount and issuance cost. Our accrued Series D Perpetual Preferred Stock dividend balances as of March 31, 2012 and December 31, 2011 were $14.8 million and $13.7 million, respectively.

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

Net Cash Provided By (Used In) Operating, Investing and Financing Activities

Net cash provided by operating activities was $27.0 million in the 2012 three-month period compared to net cash provided by operating activities of $14.9 million in the 2011 three-month period. The increase in cash provided by operations is due primarily to increased revenue .

Net cash used in investing activities was $6.9 million in the 2012 three-month period compared to net cash used in investing activities of $9.3 million for the 2011 three-month period. The decrease in cash used in investing activities was largely due to decreased spending for equipment.

Net cash used in financing activities was $10.2 million in the 2012 three-month period compared to net cash used in financing activities of $1.2 million in the 2011 three-month period. This increase in cash used was due to the repayment of $9.0 million of revolving loans under our senior credit facility in the 2012 three-month period. There was no similar repayment of revolving loans under our senior credit facility in the 2011 three-month period.

Liquidity

As of March 31, 2012, we are required to make at least $4.8 million in debt principal payments during the twelve months immediately following March 31, 2012. As of March 31, 2012, we estimate that we will make approximately $55.2 million in debt interest payments and $20.0 million in capital expenditures during the twelve months immediately following March 31, 2012. Although our cash flows from operations are subject to a number of risks and uncertainties, we anticipate that our cash on hand, future cash expected to be generated from operations, and borrowings from time to time under our senior credit facility (or any such other credit facility as may be in place at the appropriate time) will be sufficient to fund these debt service obligations and estimated capital expenditures.

We also presently believe that our future cash expected to be generated from operations and borrowing availability under our senior credit facility (or any such other credit facility) will be sufficient to fund our future capital expenditures and long-term debt service obligations until at least December 31, 2014, which is the maturity date of our term loan.

Capital Expenditures

Capital expenditures in the 2012 and 2011 three-month periods were $6.8 million and $9.2 million, respectively. The 2011 three-month period included, in part, capital expenditures for high definition broadcast equipment, while the 2012 three-month period did not contain as many comparable purchases. We anticipate that our capital expenditures for the remainder of 2012 will approximate $13.2 million.

Other

We file a consolidated federal income tax return and such state or local tax returns as are required. Although we may earn taxable operating income in future years, as of March 31, 2012, we anticipate that through the use of our available loss carryforwards we will not pay significant amounts of federal or state income taxes for the next several years.

We do not believe that inflation has had a significant impact on our results of operations nor do we expect it to have a significant effect upon our business in the near future.

During the 2012 three-month period, we contributed $1.0 million to our pension plans. During the remainder of fiscal 2012, we expect to contribute an additional $6.0 million to our pension plans.

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. GAAP requires management to make judgments and estimations that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. We consider our accounting policies relating to intangible assets and income taxes to be critical policies that require judgments or estimations in their application where variances in those judgments or estimations could make a significant difference to future reported results. These critical accounting policies and estimates are more fully disclosed in our 2011 Form 10-K.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21 E of the Securities Exchange Act of 1934. Forward-looking statements are all statements other than those of historical fact. When used in this Quarterly Report, the words “believes,” “expects,” “anticipates,” “estimates,” “will,” “may,” “should” and similar words and expressions are generally intended to identify forward-looking statements. Among other things, statements that describe our expectations regarding our results of operations, general and industry-specific economic conditions, future pension plan contributions and capital expenditures are forward-looking statements. Readers of this Quarterly Report are cautioned that any forward-looking statements, including those regarding the intent, belief or current expectations of our management, are not guarantees of future performance, results or events and involve risks and uncertainties, and that actual results and events may differ materially from those contained in the forward-looking statements as a result of various factors including, but not limited to, those listed under the heading “Risk Factors” in our 2011 Form 10-K and as may be described in subsequently filed quarterly reports on Form 10-Q, as well as the other factors described from time to time in our filings with the Securities and Exchange Commission. Forward-looking statements speak only as of the date they are made. We undertake no obligation to update such forward-looking statements to reflect subsequent events or circumstances.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

We believe that the market risk of our financial instruments as of March 31, 2012 has not materially changed since December 31, 2011. The market risk profile on December 31, 2011 is disclosed in our 2011 Form 10-K.

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

There were no changes in our internal control over financial reporting during the three-month period ended March 31, 2012 identified in connection with this evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

Please refer to the information set out under the heading “Risk Factors” in Part I, Item 1A in our 2011 Form 10-K for a description of risk factors that we determined to be most material to our financial condition and results of operation. We do not believe there have been any material changes in these risk factors.

Item 6.	Exhibits

The following exhibits are filed as part of this Quarterly Report:

Exhibit 10.1	Form of Nonqualified Stock Option Award Agreement under the Gray Television, Inc. 2007 Long Term Incentive Plan

Exhibit 10.2	Form of Restricted Stock Agreement under the Gray Television, Inc. 2007 Long Term Incentive Plan

Exhibit 31.1	Rule 13(a) – 14(a) Certificate of Chief Executive Officer

Exhibit 31.2	Rule 13(a) – 14(a) Certificate of Chief Financial Officer

Exhibit 32.1	Section 1350 Certificate of Chief Executive Officer

Exhibit 32.2	Section 1350 Certificate of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAY TELEVISION, INC.

Date: May 2, 2012	By:	/s/ James C. Ryan
James C. Ryan,
Senior Vice President and Chief Financial Officer