Form 10-Q
period 2012-06-30
GRAY TELEVISION INC
filed 2012-08-03
CIK 43196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock (No Par Value)	Class A Common Stock (No Par Value)
51,843,529 shares outstanding as of July 31, 2012	5,753,020 shares outstanding as of July 31, 2012

INDEX

GRAY TELEVISION, INC.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

GRAY TELEVISION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands)

	June 30,	December 31,
	2012	2011
Assets:
Current assets:
Cash	$28,041	$5,190
Accounts receivable, less allowance for doubtful accounts of $2,114 and $2,314, respectively	60,723	62,085
Current portion of program broadcast rights, net	2,411	7,359
Deferred tax asset	2,762	2,762
Prepaid and other current assets	3,415	1,959

Total current assets	97,352	79,355

Property and equipment, net	133,992	137,099
Deferred loan costs, net	8,589	10,115
Broadcast licenses	818,981	818,981
Goodwill	170,522	170,522
Other intangible assets, net	675	712
Investment in broadcasting company	13,599	13,599
Other	3,025	3,597

Total assets	$1,246,735	$1,233,980

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands)

	June 30,	December 31,
	2012	2011
Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$2,389	$2,045
Employee compensation and benefits	12,462	11,619
Accrued interest	7,597	7,939
Other accrued expenses	8,417	6,725
Federal and state income taxes	2,475	2,794
Current portion of program broadcast obligations	5,126	10,124
Deferred revenue	5,447	3,468
Current portion of long-term debt	4,823	4,823

Total current liabilities	48,736	49,537

Long-term debt, less current portion	816,675	827,410
Program broadcast obligations, less current portion	629	1,036
Deferred income taxes	167,133	157,832
Long-term deferred revenue	751	1,061
Long-term accrued dividends	15,920	13,717
Accrued pension costs	35,656	34,417
Other	1,113	1,176

Total liabilities	1,086,613	1,086,186

Commitments and contingencies (Note 7)

Series D perpetual preferred stock, no par value; cumulative; redeemable; designated 1.00 shares, issued and outstanding 0.259 shares ($25,921 aggregate liquidation value)	24,996	24,841

Stockholders’ equity:
Common stock, no par value; authorized 100,000 shares, issued 56,496 shares and 56,057 shares, respectively	480,035	479,869
Class A common stock, no par value; authorized 15,000 shares, issued 7,332 shares	15,321	15,321
Accumulated deficit	(281,315)	(293,322)
Accumulated other comprehensive loss, net of income tax benefit	(16,402)	(16,402)

	197,639	185,466
Treasury stock at cost, common stock, 4,655 shares	(40,115)	(40,115)
Treasury stock at cost, Class A common stock, 1,579 shares	(22,398)	(22,398)

Total stockholders’ equity	135,126	122,953

Total liabilities, preferred stock and stockholders’ equity	$1,246,735	$1,233,980

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands except for per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Revenue (less agency commissions)	$94,691	$76,201	$175,365	$145,943
Operating expenses before depreciation, amortization and gain on disposal of assets, net:
Broadcast	52,829	47,930	103,601	96,109
Corporate and administrative	3,629	3,402	6,735	6,440
Depreciation	5,716	6,638	11,607	13,636
Amortization of intangible assets	18	34	37	68
Gain on disposals of assets, net	(547)	(831)	(482)	(844)

	61,645	57,173	121,498	115,409

Operating income	33,046	19,028	53,867	30,534
Other income (expense):
Miscellaneous income (expense), net	—	3	2	3
Interest expense	(15,126)	(15,343)	(30,289)	(31,343)

Income (loss) before income taxes	17,920	3,688	23,580	(806)
Income tax expense (benefit)	6,926	1,129	9,215	(282)

Net income (loss)	10,994	2,559	14,365	(524)
Preferred stock dividends (includes accretion of issuance cost of $77, $118, $154, and $236, respectively)	1,179	1,788	2,358	3,577

Net income (loss) attributable to common stockholders	$9,815	$771	$12,007	$(4,101)

Basic per share information:
Net income (loss) attributable to common stockholders	$0.17	$0.01	$0.21	$(0.07)

Weighted-average shares outstanding	57,151	57,115	57,149	57,113

Diluted per share information:
Net income (loss) attributable to common stockholders	$0.17	$0.01	$0.21	$(0.07)

Weighted-average shares outstanding	57,190	57,116	57,169	57,113

Dividends declared per common share	$—	$—	$—	$—

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

(in thousands except for number of shares)

										Accumulated
	Class A					Class A		Common		Other
	Common Stock		Common Stock		Accumulated	Treasury Stock		Treasury Stock		Comprehensive
	Shares	Amount	Shares	Amount	Deficit	Shares	Amount	Shares	Amount	Loss	Total

Balance at December 31, 2011	7,331,574	$15,321	56,057,070	$479,869	$(293,322)	(1,578,554)	$(22,398)	(4,654,750)	$(40,115)	$(16,402)	$122,953

Net income	—	—	—	—	14,365	—	—	—	—	—	14,365

Preferred stock dividends (including accretion of original issuance costs)	—	—	—	—	(2,358)	—	—	—	—	—	(2,358)

Issuance of common stock:
401(k) plan	—	—	6,794	12	—	—	—	—	—	—	12
2007 Long Term Incentive Plan	—	—	432,396	—	—	—	—	—	—	—	—

Stock-based compensation	—	—	—	154	—	—	—	—	—	—	154

Balance at June 30, 2012	7,331,574	$15,321	56,496,260	$480,035	$(281,315)	(1,578,554)	$(22,398)	(4,654,750)	$(40,115)	$(16,402)	$135,126

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2012	2011
Operating activities
Net income (loss)	$14,365	$(524)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	11,607	13,636
Amortization of intangible assets	37	68
Amortization of deferred loan costs	1,506	1,437
Amortization of original issue discount on 10 1/2% senior secured second lien notes due 2015	676	676
Amortization of restricted stock and stock option awards	154	68
Amortization of program broadcast rights	5,477	7,414
Payments on program broadcast obligations	(5,596)	(8,738)
Deferred income taxes	9,302	(282)
Gain on disposal of assets, net	(482)	(844)
Other	815	1,094
Changes in operating assets and liabilities:
Receivables	1,362	8,409
Other current assets	(1,207)	(827)
Accounts payable	441	(2,661)
Other current liabilities	6,992	(1,603)
Accrued interest	(342)	(61)

Net cash provided by operating activities	45,107	17,262

Investing activities
Purchases of property and equipment	(11,561)	(16,652)
Proceeds from asset sales	775	1,027
Payments on acquisition-related liabilities	(42)	(253)
Other	(17)	(321)

Net cash used in investing activities	(10,845)	(16,199)

Financing activities
Proceeds from borrowings on long-term debt	3,000	9,000
Repayments of borrowings on long-term debt	(14,411)	(11,411)
Deferred loan costs	—	(626)

Net cash used in financing activities	(11,411)	(3,037)

Net increase (decrease) in cash	22,851	(1,974)
Cash at beginning of period	5,190	5,431

Cash at end of period	$28,041	$3,457

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2011, which was derived from the audited financial statements as of December 31, 2011 of Gray Television, Inc. (“we”, “us”, “our”, “Gray” or the “Company”) and our accompanying unaudited condensed consolidated financial statements as of June 30, 2012 and for the periods ended June 30, 2012 and 2011 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Our operations consist of one reportable segment. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”). Our financial condition as of, and operating results for the three-month and six-month periods ended, June 30, 2012 are not necessarily indicative of the financial condition and results that may be expected for any future interim period or for the year ending December 31, 2012.

Seasonality and Cyclicality

Broadcast advertising revenue is generally highest in the second and fourth quarters each year. This seasonality results partly from increases in advertising in the spring and in the period leading up to and including the holiday season. Broadcast advertising revenue is also generally higher in even-numbered years due to spending by political candidates, political parties and special interest groups. This political spending typically is heaviest during the fourth quarter of such years.

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

Earnings Per Share

We compute basic earnings per share by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the relevant period. The weighted-average number of common shares outstanding does not include restricted shares. These shares, although classified as issued and outstanding, are considered contingently returnable until the restrictions lapse and are not to be included in the basic earnings per share calculation until the shares vest. Diluted earnings per share is computed by including all potentially dilutive common shares, including restricted stock and shares underlying stock options, in the diluted weighted-average shares outstanding calculation, unless their inclusion would be antidilutive. The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding for the three-month and six-month periods ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Weighted-average shares outstanding - basic	57,151	57,115	57,149	57,113
Shares underlying stock options and restricted stock	39	1	20	—

Weighted-average shares outstanding - diluted	57,190	57,116	57,169	57,113

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Potentially dilutive common shares outstanding at end of period:
Shares underlying employee stock options	1,328	1,004	1,328	1,004
Restricted stock	442	33	442	33

Subtotal	1,770	1,037	1,770	1,037
Less dilutive common shares included in weighted-average shares outstanding - diluted	(39)	(1)	(20)	—

Potentially dilutive common shares outstanding at end of period which were excluded from weighted-average shares outstanding - diluted	1,731	1,036	1,750	1,037

Accumulated Other Comprehensive Loss

Our accumulated other comprehensive loss balances as of June 30, 2012 and December 31, 2011 consist of adjustments to our pension liability and income tax benefit as follows (in thousands):

	June 30,	December 31,
	2012	2011

Accumulated balances of items included in accumulated other comprehensive loss:
Increase in pension liability	$(26,889)	$(26,889)
Income tax benefit	(10,487)	(10,487)

Accumulated other comprehensive loss	$(16,402)	$(16,402)

Our comprehensive income (loss) for the three-month and six-month periods ended June 30, 2012 and 2011 consists entirely of net income (loss). Therefore, a consolidated statement of comprehensive income (loss) is not presented for the three-month and six-month periods ended June 30, 2012 and 2011.

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

	June 30, 2012	December 31, 2011	Estimated Useful Lives
Property and equipment:
Land	$23,478	$23,451
Buildings and improvements	53,785	53,322	7 to 40 years
Equipment	312,907	308,454	3 to 20 years

	390,170	385,227
Accumulated depreciation	(256,178)	(248,128)

Total property and equipment, net	$133,992	$137,099

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

Recent Accounting Pronouncements

We have reviewed all recently issued accounting pronouncements. Of those pronouncements that have been issued but are not yet effective, we do not anticipate a material impact upon our financial statements upon our adoption of those pronouncements. None of the pronouncements that became effective and were adopted by us during the six months ended June 30, 2012 had a material effect upon our results of operations or financial position.

Reclassifications

Certain reclassifications have been made in the current liability section of our condensed consolidated balance sheet as of December 31, 2011 in order to conform to the presentation as of June 30, 2012. The reclassifications did not change our total current liabilities as of December 31, 2011. Certain reclassifications have been made within the operating section of our condensed consolidated statement of cash flows for the six months ended June 30, 2011 in order to conform to the presentation for the six months ended June 30, 2012. The reclassifications did not change our net cash provided by operating activities for the six months ended June 30, 2011.

2.	Long-term Debt

Long-term debt consists of our senior credit facility and 10 1/2% senior secured second lien notes due 2015 (the “Notes”) as follows (in thousands):

	June 30, 2012	December 31, 2011
Long-term debt including current portion:
Senior credit facility	$460,557	$471,968
Notes at liquidation value	365,000	365,000

Total long-term debt including current portion at liquidation value	825,557	836,968
Less unamortized discount on Notes	(4,059)	(4,735)

Total long-term debt at recorded value	$821,498	$832,233

Borrowing availability under our senior credit facility	$40,000	$31,000

Our senior credit facility consists of a revolving loan, which matures March 19, 2014, and a term loan, which matures December 31, 2014. Excluding accrued interest, the amount outstanding under our senior credit facility as of June 30, 2012 was comprised solely of a term loan balance of $460.6 million. Excluding accrued interest, the amount outstanding under our senior credit facility as of December 31, 2011 was $472.0 million comprised of a term loan balance of $463.0 and a revolving loan balance of $9.0 million. Our maximum borrowing availability is limited by our required compliance with certain restrictive covenants, including a first lien net leverage ratio covenant. As of June 30, 2012 and December 31, 2011, we were in compliance with all covenants required under our debt obligations.

As of June 30, 2012 and December 31, 2011, we had $365.0 million of Notes outstanding. Our Notes mature on June 29, 2015.

As of June 30, 2012 and December 31, 2011, the interest rate on the balance outstanding under the senior credit facility was 3.7% and 3.8%, respectively. As of June 30, 2012 and December 31, 2011, the coupon interest rate and the yield on the Notes were 10.5% and 11.0%, respectively. The yield on the Notes exceeds the coupon interest rate because the Notes were issued with “original issue discount”.

As of June 30, 2012 and December 31, 2011, we had a deferred loan cost balance, net of accumulated amortization, of $3.3 million and $4.0 million, respectively, related to our senior credit facility. As of June 30, 2012 and December 31, 2011, we had a deferred loan cost balance, net of accumulated amortization, of $5.3 million and $6.1 million, respectively, related to our Notes.

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

Fair Value of Other Financial Instruments

The estimated fair value of other financial instruments is determined using market information and appropriate valuation methodologies. Interpreting market data to develop fair value estimates involves considerable judgment. The use of different market assumptions could have a material effect on the estimated fair value amounts. Accordingly, the estimates presented are not necessarily indicative of the amounts that we could realize in a current market exchange, or the value that ultimately will be realized upon maturity or disposition.

The carrying amounts of the following instruments approximate fair value due to their short term to maturity: (i) accounts receivable, (ii) prepaid and other current assets, (iii) accounts payable, (iv) accrued employee compensation and benefits, (v) accrued interest, (vi) other accrued expenses, (vii) acquisition-related liabilities and (viii) deferred revenue.

The carrying amount of our long-term debt was $821.5 million and $832.2 million, respectively, and the fair value was $834.4 million and $801.0 million, respectively as of June 30, 2012 and December 31, 2011. We classify our long-term debt within Level 2 of the fair value hierarchy. Fair value of our long-term debt is based on observable estimates provided by third-party financial professionals as of June 30, 2012 and December 31, 2011.

4.	Preferred Stock

As of June 30, 2012 and December 31, 2011, we had 259 shares of Series D Perpetual Preferred Stock outstanding. The Series D Perpetual Preferred Stock has a liquidation value of $100,000 per share, for a total liquidation value of $25.9 million as of June 30, 2012 and December 31, 2011. The Series D Perpetual Preferred Stock had a recorded value of $25.0 million and $24.8 million as of June 30, 2012 and December 31, 2011, respectively. The difference between the liquidation values and the recorded values was the unaccreted portion of the original issuance discount and issuance cost. Our accrued Series D Perpetual Preferred Stock dividend balances as of June 30, 2012 and December 31, 2011 were $15.9 million and $13.7 million, respectively.

Except for the payment of dividends in connection with certain repurchases of portions of the Series D Perpetual Preferred Stock, we have deferred the cash payment of dividends on our Series D Perpetual Preferred Stock since October 1, 2008. While three consecutive cash dividend payments with respect to the Series D Perpetual Preferred Stock remain unfunded, the dividend rate will remain at 17.0% per annum.

While any Series D Perpetual Preferred Stock dividend payments are in arrears, we are prohibited from repurchasing, declaring and/or paying any cash dividend with respect to any equity securities having liquidation preferences equivalent to or junior in ranking to the liquidation preference of the Series D Perpetual Preferred Stock, including our common stock and Class A common stock. We can provide no assurances as to when any future cash payments will be made on any accumulated and unpaid Series D Perpetual Preferred Stock dividends presently in arrears or that become in arrears in the future. The Series D Perpetual Preferred Stock has no mandatory redemption date but, pursuant to its terms, is redeemable by the Company at any time and may be redeemed at the stockholders’ option on or after June 30, 2015. We have deferred cash dividends on our Series D Perpetual Preferred Stock and correspondingly suspended cash dividends on our common stock and Class A common stock to, among other things, reallocate cash resources and support our ability to pay interest costs and fees associated with our senior credit facility and Notes.

5.	Retirement Plans

The following table provides the components of net periodic benefit cost for our pension plans for the three-month and six-month periods ended June 30, 2012 and 2011, respectively (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Service cost	$1,147	$1,066	$2,295	$2,132
Interest cost	830	753	1,660	1,506
Expected return on plan assets	(682)	(616)	(1,365)	(1,232)
Loss amortization	576	154	1,151	308

Net periodic benefit cost	$1,871	$1,357	$3,741	$2,714

During the six-month period ended June 30, 2012, we contributed $2.3 million to our pension plans. During the remainder of the year ending December 31, 2012, we expect to contribute an additional $4.6 million to our pension plans.

6.	Stock-based Compensation

We recognize compensation expense for stock-based payment awards made to our employees and directors, including stock options and restricted stock under our 2007 Long Term Incentive Plan and our Directors’ Restricted Stock Plan. We recognize the fair value of the stock options and restricted stock on the date of grant as compensation expense, and such expense is amortized over the vesting period of the stock option or restricted stock award.

The following table provides our stock-based compensation expense and related income tax benefit for the three-month and six-month periods ended June 30, 2012 and 2011, respectively (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Stock-based compensation expense, gross	$140	$34	$154	$68
Income tax benefit at our statutory rate associated with stock-based compensation	(55)	(13)	(60)	(27)

Stock-based compensation expense, net	$85	$21	$94	$41

2007 Long Term Incentive Plan

The 2007 Long Term Incentive Plan, as amended, currently authorizes the grant of stock options, restricted stock awards and other equity-based incentive awards to our officers, non-employee directors and employees. During the six-month period ended June 30, 2012, we granted 432,396 shares of restricted common stock and we also granted options to acquire 359,568 shares of our common stock to certain executive officers. During the year ended December 31, 2011, we did not grant any stock-based awards under this plan. The fair value for each stock option granted during the six-month period ended June 30, 2012 was estimated at $1.62 per share at the date of grant using the Black-Scholes option pricing model, using for each grant respectively, the following assumptions:

Six Months Ended
June 30, 2012

Expected term (in years)	6.3
Volatility	104.9%
Risk-free interest rate	1.0%
Dividend yield	0.0%
Expected forfeitures	0.0%

A summary of award activity related to our common stock for the six-month period ended June 30, 2012 under our 2007 Long Term Incentive Plan is as follows (number of shares underlying options and number of restricted shares in thousands):

	Six Months Ended
	June 30, 2012
	Number of Shares Underlying Options	Weighted- Average Exercise Price
Stock options - common stock:
Stock options outstanding - beginning of period	1,002	$7.50
Options granted	360	$1.99
Options expired	(32)	$8.61
Options forfeited	(2)	$7.64

Stock options outstanding - end of period	1,328	$5.98

Exercisable at end of period	969	$7.47

	Six Months Ended
	June 30, 2012
	Number of Shares	Weighted- average Grant Date Fair Value Per Share
Restricted stock - common stock:
Restricted stock, beginning of period	—	$—
Granted	432	1.65
Vested	—	—

Restricted stock, end of period	432	$1.65

During the six-month period ended June 30, 2012, we did not have any options outstanding for our Class A common stock. As of June 30, 2012, the market price of our common stock was less than the exercise prices for all of our outstanding stock options.

Directors’ Restricted Stock Plan

The Directors’ Restricted Stock Plan authorizes the grant of restricted stock awards to our non-employee directors. During the six-month period ended June 30, 2012 and the year ended December 31, 2011, we did not grant any shares of restricted stock to our non-employee directors under this plan.

The following table summarizes restricted share activity under our Directors’ Restricted Stock Plan during the six-month period ended June 30, 2012 and the weighted-average fair value per share granted thereunder as of the date of grant (shares in thousands):

	Six Months Ended
	June 30, 2012
	Number of Shares	Weighted- average Grant Date Fair Value Per Share
Restricted stock - common stock:
Restricted stock, beginning of period	10	$4.94
Granted	—	—
Vested	—	—

Restricted stock, end of period	10	$4.94

7.	Commitments and Contingencies

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

The UK Agreement provides that we will share in profits in excess of certain amounts specified by the agreement, if any, but not losses. The agreement also provides that we will separately retain all local broadcast advertising revenue and pay all local broadcast expenses for activities under the agreement. Under the agreement, IMG agreed to make all license fee payments to UK. However, if IMG is unable to pay the license fee to UK, we will then be required to pay the unpaid portion of the license fee to UK. As of June 30, 2012, the aggregate license fee to be paid by IMG to UK over the remaining term of the agreement is approximately $25.8 million. If we make advances on behalf of IMG, IMG is required to reimburse us for the amount paid within 60 days after the close of each contract year, which ends on June 30th. IMG has also agreed to pay interest on any advance at a rate equal to the prime rate. During the six-month period ended June 30, 2012, we did not advance any amounts to UK on behalf of IMG under this agreement. As of June 30, 2012, we do not consider the risk of non-performance by IMG to be high.

8.	Goodwill and Intangible Assets

Our intangible assets are primarily comprised of network affiliations and broadcast licenses. We did not acquire any network affiliation agreements or material broadcast licenses during the six-month period ended June 30, 2012. Upon renewal of such intangible assets, we expense all related fees as incurred. There were no triggering events that required a test of impairment of our goodwill or intangible assets during the six-month period ended June 30, 2012.

9.	Income Taxes

For the three-month and six-month periods ended June 30, 2012 and 2011, our income tax expense (benefit) and effective tax rates were as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Income tax expense (benefit)	$6,926	$1,129	$9,215	$(282)
Effective income tax rate	38.6%	30.6%	39.1%	35.0%

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

For the six-month period ended June 30, 2012, these estimates increased or decreased our statutory Federal income tax rate of 35.0% to our effective income tax rate of 39.1% as follows: state income taxes added 4.9% and permanent differences between our U.S. GAAP income and taxable income added 0.6%, while adjustments to our reserve for uncertain tax positions resulted in a reduction of 1.4%.

For the six-month period ended June 30, 2011, these estimates increased or decreased our statutory Federal income tax rate of 35.0% to our effective income tax rate of 35.0% as follows: state income taxes added 7.5% and permanent differences between our U.S. GAAP loss and taxable loss added 4.6%, while adjustments to our reserve for uncertain tax positions resulted in a reduction of 12.1%.

10.	Subsequent Event

On July 31, 2012, we repurchased 122.76 shares of our outstanding Series D Perpetual Preferred Stock at their liquidation value of $12.3 million and also paid $7.7 million in accrued dividends related thereto.

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

Overview

Currently, we own and operate television stations broadcasting 36 primary channels in 30 television markets. Seventeen of our primary channels are affiliated with the CBS Network owned by CBS Inc. (“CBS”), ten are affiliated with the NBC Network owned by National Broadcasting Company, Inc. (“NBC”), eight are affiliated with the ABC Network owned by American Broadcasting Company (“ABC”), and one is affiliated with the FOX Network owned by the FOX Broadcasting Company (“FOX”). Our 17 CBS-affiliated stations make us the largest independent owner of CBS affiliates in the United States. In addition to our primary channels that we broadcast from our television stations, we currently broadcast 41 secondary channels including one affiliated with ABC, four affiliated with FOX, eight affiliated with the CW Network or the CW Plus Network, both owned by The CW Network, LLC (collectively “CW”), 18 affiliated with Master Distribution Service, Inc. (an affiliate of Twentieth Television, Inc.) (“MyNetworkTV” or “MyNet.”), one affiliated with Untamed Sports Network (“USN”), one affiliated with The Country Network (“TCN”), one affiliated with MeTV Network and seven local news/weather channels in certain of our existing markets. In addition, we have entered into agreements to launch three additional CBS affiliated secondary channels in certain of our existing markets in the fall of 2012. We created our secondary channels to better utilize our excess broadcast spectrum. Our secondary channels are similar to our primary channels; however, our secondary channels are affiliated with networks different from those affiliated with our primary channels. Our combined TV station group reaches approximately 6.2% of total United States households.

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

For the six month period ended June 30, 2012, our largest nonpolitical advertising customer categories were the automotive and medical categories. For the six month period ended June 30, 2012, we earned approximately 20% and 10% of our total broadcast advertising revenue from the automotive and medical categories, respectively. In the six month period ended June 30, 2011, we earned approximately 21% and 11% of our total broadcast advertising revenue from the automotive and medical categories, respectively. Our business and operating results could be materially adversely affected if automotive or medical-related advertising revenue decreases. Our business and operating results could also be materially adversely affected if revenue decreased from one or more other significant advertising categories, such as the restaurant, communications, furniture and appliances, entertainment, or financial services.

Please see our “Results of Operations” and “Liquidity and Capital Resources” sections below for further discussion of our operating results.

Revenue

Set forth below are the principal types of revenue, less agency commissions, earned by us for the periods indicated and the percentage contribution of each type of revenue to our total revenue (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Revenue:
Local	$48,417	51.1%	$47,785	62.7%	$94,292	53.8%	$91,550	62.7%
National	14,321	15.1%	13,428	17.6%	27,327	15.6%	26,403	18.1%
Internet	6,359	6.7%	4,865	6.4%	12,051	6.9%	9,112	6.2%
Political	13,138	13.9%	2,316	3.0%	18,097	10.3%	3,697	2.5%
Retransmission consent	8,279	8.7%	5,055	6.6%	16,757	9.6%	10,102	6.9%
Other	3,627	3.8%	2,202	3.0%	5,496	3.1%	3,979	2.8%
Consulting	550	0.7%	550	0.7%	1,345	0.7%	1,100	0.8%

Total	$94,691	100.0%	$76,201	100.0%	$175,365	100.0%	$145,943	100.0%

Results of Operations

Three Months Ended June 30, 2012 (“2012 three-month period”) Compared to Three Months Ended June 30, 2011 (“2011 three-month period”)

Revenue. Total revenue increased $18.5 million, or 24%, to $94.7 million in the 2012 three-month period due primarily to increased political advertising, retransmission consent, local advertising, national advertising, internet advertising, and other revenue. Political advertising revenue increased $10.8 million, or 467%, to $13.1 million, reflecting increased advertising from political candidates and special interest groups during the “on year” of the two-year political advertising cycle. Our political advertising revenue also increased due to additional advertising related to a special election to recall the Governor of Wisconsin, where we have three television stations. Retransmission consent revenue increased $3.2 million, or 64%, to $8.3 million primarily due to the improved terms of our retransmission contracts compared to terms in effect during the 2011 three-month period. A significant portion of our retransmission consent contracts expired on December 31, 2011 and we were able to renew substantially all of these contracts under terms more favorable to Gray, which resulted in increased revenue in the 2012 three-month period compared to the 2011 three-month period. Local advertising revenue increased approximately $0.6 million, or 1%, to $48.4 million. National advertising revenue increased approximately $0.9 million, or 7%, to $14.3 million. Internet advertising revenue increased $1.5 million, or 31%, to $6.4 million. Local and national advertising increased due to increased spending by advertisers in a gradually improving economic environment. While our internet advertising revenue has also benefited from an improved economy, we continue to focus on and invest resources into our internet sales efforts, which have also resulted in increased internet revenue. Our five largest nonpolitical advertising categories on a combined local and national basis by customer type for the 2012 three-month period demonstrated the following changes in revenue during the 2012 three-month period compared to the 2011 three-month period: automotive increased 20%; medical increased 8%; restaurant decreased 5%; communications increased 2%; and furniture and appliances increased 3%. Other revenue increased $1.4 million, or 65%, to $3.6 million due primarily to the receipt of certain copyright royalty payments. If any similar copyright royalty payments are received in future periods, they are likely to recur in lower amounts. We earned consulting revenue of $0.6 million in the 2012 and 2011 three-month periods under our agreement with Young Broadcasting, Inc. (“Young”). This agreement expires on December 31, 2012.

Broadcast expenses. Broadcast expenses (before depreciation, amortization and gain on disposal of assets) increased $4.9 million, or 10%, to $52.8 million in the 2012 three-month period, due primarily to increases in compensation expense of $3.2 million and non-compensation expense of $1.7 million. Compensation expense increased primarily due to increases in salaries, incentive compensation, pension expenses and healthcare expenses. Non-compensation expense increased primarily due to an increase in programing costs and national sales commissions. As of June 30, 2012 and 2011, we employed 2,070 and 2,087 total employees, respectively, in our broadcast operations.

Corporate and administrative expenses. Corporate and administrative expenses (before depreciation, amortization and gain on disposal of assets) increased $0.2 million, or 7%, to $3.6 million in the 2012 three-month period. The increase was due primarily to increases in compensation expense of $0.3 million partially offset by a decrease in non-compensation expense of $0.1 million. Compensation expense increased primarily due to increases in salaries, incentive compensation and stock-based compensation expense. We recorded non-cash stock-based compensation expense during the three-month periods ended June 30, 2012 and 2011 of $140,000 and $34,000, respectively. Non-cash stock-based compensation expense increased due to the grant of additional equity incentive awards during the 2012 three-month period.

Depreciation. Depreciation of property and equipment decreased $0.9 million, or 14%, to $5.7 million during the 2012 three-month period compared to the 2011 three-month period. Depreciation decreased due to a greater amount of property and equipment becoming fully depreciated compared to the amount of property and equipment being placed in service during the 2012 three-month period.

Gain on disposal of assets. Gain on disposal of assets decreased $0.3 million to $0.5 million during the 2012 three-month period as compared to the 2011 three-month period. On March 22, 2011, our primary broadcast tower for WEAU-TV, our station which serves the La Crosse – Eau Claire, Wisconsin market, collapsed during inclement weather. Our loss of property due to the tower collapse was covered by insurance. We recorded a gain on disposal on the old tower of $0.7 million and $0.8 million during the 2012 and 2011 three-month periods, respectively. The gains on the disposal of the WEAU-TV tower were partially offset by losses recorded upon the disposal of certain equipment in the ordinary course of business during the 2012 and 2011 three-month periods.

Interest expense. Interest expense decreased $0.2 million, or 1%, to $15.1 million for the 2012 three-month period. This decrease was attributable to a decrease in average principal outstanding. Our average debt balance was $827.4 million and $831.1 million during the 2012 and 2011 three-month periods, respectively. The average interest rate on our total debt balances was approximately 6.9% during each of the 2012 and 2011 three-month periods.

Income tax expense. We recognized income tax expense of $6.9 million and $1.1 million for the 2012 and 2011 three-month periods, respectively. For the 2012 and 2011 three-month periods, our effective income tax rate was 38.6% and 30.6%, respectively. We estimate our differences between taxable income and recorded income on an annual basis. Our tax provision for each quarter is based upon these full year projections which are revised each reporting period. These projections incorporate estimates of permanent differences between U.S. GAAP income and taxable income, state income taxes and adjustments to our liability for unrecognized tax benefits. Our effective income tax rate for the 2012 three-month period as compared to the 2011 three-month period increased primarily due to a larger reduction in our estimated liability for unrecognized tax benefits in the 2011 three-month period as compared to the 2012 three-month period.

Preferred stock dividends. Preferred stock dividends decreased $0.6 million, or 34%, to $1.2 million for the 2012 three-month period. The decrease in the dividend was due to fewer shares of our Series D Perpetual Preferred Stock being outstanding during the 2012 three-month period compared to the 2011 three-month period.

Six Months Ended June 30, 2012 (“2012 six-month period”) Compared to Six Months Ended June 30, 2011 (“2011 six-month period”)

Revenue. Total revenue increased $29.4 million, or 20%, to $175.4 million in the 2012 six-month period due primarily to increased political advertising, retransmission consent, local advertising, national advertising, internet advertising, and other revenue. Political advertising revenue increased $14.4 million, or 390%, to $18.1 million, reflecting increased advertising from political candidates and special interest groups during the “on year” of the two-year political advertising cycle. Our political advertising revenue also increased due to additional advertising related to a special election to recall the Governor of Wisconsin, where we have three television stations. Retransmission consent revenue increased $6.7 million, or 66%, to $16.8 million in the 2012 six-month period compared to the 2011 six-month period primarily due to the improved terms of our retransmission contracts compared to the terms in effect during the 2011 six-month period. A significant portion of our retransmission consent contracts expired on December 31, 2011 and we were able to renew substantially all of these contracts under terms more favorable to Gray, which resulted in increased revenue in the 2012 six-month period compared to the 2011 six-month period. Local advertising revenue increased approximately $2.7 million, or 3%, to $94.3 million. National advertising revenue increased approximately $0.9 million, or 3%, to $27.3 million. Internet advertising revenue increased $2.9 million, or 32%, to $12.1 million. Local and national advertising increased due to increased spending by advertisers in a gradually improving economic environment. While our internet advertising revenue has also benefited from an improved economy, we continue to focus on and invest resources into our internet sales efforts, which have also resulted in increased internet revenue. In addition, local and national net advertising revenue was positively influenced by the broadcast of the 2012 Super Bowl on our ten primary NBC channels, earning us approximately $0.8 million, an increase of approximately $0.6 million compared to the broadcast of the 2011 Super Bowl on our one primary FOX-affiliated channel and four secondary digital FOX-affiliated channels, which earned us approximately $0.2 million. Our five largest nonpolitical advertising categories on a combined local and national basis by customer type for the 2012 six-month period demonstrated the following changes in revenue during the 2012 six-month period compared to the 2011 six-month period: automotive increased 14%; medical increased 11%; restaurant increased 1%; communications increased 9%; and furniture and appliances increased 4%. Other revenue increased $1.5 million, or 38%, to $5.5 million in the 2012 six-month period compared to the 2011 six-month period due primarily to the receipt of certain copyright royalty payments. If any similar copyright royalty payments are received in future periods, they are likely to recur in lower amounts. We earned consulting revenue of $1.3 million and $1.1 million in the 2012 and 2011 six-month periods, respectively, from our agreement with Young.

Broadcast expenses. Broadcast expenses (before depreciation, amortization and gain on disposal of assets) increased $7.5 million, or 8%, to $103.6 million in the 2012 six-month period, due primarily to an increase in compensation expense of $3.9 million and non-compensation expense of $3.5 million. Compensation expense increased primarily due to increases in salaries, incentive compensation and pension expenses. Non-compensation expense increased primarily due to an increase in programing costs, other professional services and national sales commissions.

Corporate and administrative expenses. Corporate and administrative expenses (before depreciation, amortization and gain on disposal of assets) increased $0.3 million, or 5%, to $6.7 million for the 2012 six-month period. The increase was due primarily to an increase in compensation expense of $0.5 million, partially offset by a decrease in non-compensation expense of $0.2 million. Compensation expense increased primarily due to increases in salaries, incentive compensation and stock-based compensation expense. We recorded non-cash stock-based compensation expense during the six-month periods ended June 30, 2012 and 2011 of $154,000 and $68,000, respectively. Non-cash stock based compensation expense increased due to the grant of additional equity incentive awards during the 2012 six-month period.

Depreciation. Depreciation of property and equipment decreased $2.0 million, or 15%, to $11.6 million for the 2012 six-month period. Depreciation decreased due to a greater amount of property and equipment becoming fully depreciated compared to the amount of property and equipment being placed in service during the 2012 six-month period.

Gain on disposal of assets. Gain on disposal of assets decreased $0.4 million to $0.5 million during the 2012 six-month period as compared to the 2011 six-month period. On March 22, 2011, our primary broadcast tower for WEAU-TV, our station which serves the La Crosse – Eau Claire, Wisconsin market, collapsed during inclement weather. Our loss of property due to the tower collapse was covered by insurance. We recorded a gain on disposal on the old tower of $0.7 million and $0.8 million during the 2012 and 2011 six-month periods, respectively. The gains on the disposal of the WEAU-TV tower were partially offset by losses recorded upon the disposal of certain equipment in the ordinary course of business during the 2012 and 2011 six-month periods.

Interest expense. Interest expense decreased $1.1 million, or 3%, to $30.3 million for the 2012 six-month period. This decrease was attributable to a decrease in average interest rates and average principal outstanding. Our average debt balance was $828.3 million and $831.8 million during the 2012 and 2011 six-month periods, respectively. The average interest rates on our total debt balances were 7.0% and 7.1% during the 2012 and 2011 six-month periods, respectively.

Income tax expense or benefit. We recognized an income tax expense of $9.2 million and an income tax benefit of $0.3 million in the 2012 and 2011 six-month periods, respectively. For the 2012 and 2011 six-month periods, our effective income tax rate was 39.1% and 35.0%, respectively. We estimate our differences between taxable income or loss and recorded income or loss on an annual basis. Our tax provision for each quarter is based upon these full year projections which are revised each reporting period. These projections incorporate estimates of permanent differences between U.S. GAAP income and taxable income, state income taxes and adjustments to our liability for unrecognized tax benefits. Our effective income tax rate for the 2012 six-month period as compared to the 2011 six-month period increased primarily due to a larger reduction in our estimated liability for unrecognized tax benefits in the 2011 six-month period as compared to the 2012 six-month period.

Preferred stock dividends. Preferred stock dividends decreased $1.2 million, or 34%, to $2.4 million for the 2012 six-month period. The decrease in the dividend was due to fewer shares of our Series D Perpetual Preferred Stock being outstanding during the 2012 six-month period compared to the 2011 six-month period.

Liquidity and Capital Resources

General

The following table presents data that we believe is helpful in evaluating our liquidity and capital resources (dollars in thousands).

	Six Months Ended June 30,
	2012	2011
Net cash provided by operating activities	$45,107	$17,262
Net cash used in investing activities	(10,845)	(16,199)
Net cash used in financing activities	(11,411)	(3,037)

Increase (decrease) in cash	$22,851	$(1,974)

	As of
	June 30, 2012	December 31, 2011
Cash	$28,041	$5,190
Long-term debt including current portion	$821,498	$832,233
Preferred stock, excluding unamortized original issue discount	$24,996	$24,841
Borrowing availability under our senior credit facility	$40,000	$31,000

Long-term Debt

Our senior credit facility consists of a revolving loan, which matures March 19, 2014, and a term loan, which matures December 31, 2014. Excluding accrued interest, the amount outstanding under our senior credit facility as of June 30, 2012 was comprised solely of a term loan balance of $460.6 million. Excluding accrued interest, the amount outstanding under our senior credit facility as of December 31, 2011 was $472.0 million comprised of a term loan balance of $463.0 and a revolving loan balance of $9.0 million. Our maximum borrowing availability is limited by our required compliance with certain restrictive covenants, including a first lien net leverage ratio covenant. As of June 30, 2012 and December 31, 2011, we were in compliance with all covenants required under our debt obligations.

As of June 30, 2012 and December 31, 2011, we had $365.0 million of our 10 1/2% senior secured second lien notes due 2015 (the “Notes”) outstanding. Our Notes mature on June 29, 2015.

As of June 30, 2012 and December 31, 2011, the interest rate on the balance outstanding under the senior credit facility was 3.7% and 3.8%, respectively. As of June 30, 2012 and December 31, 2011, the coupon interest rate and the yield on the Notes were 10.5% and 11.0%, respectively. The yield on the Notes exceeds the coupon interest rate because the Notes were issued with “original issue discount”.

As of June 30, 2012 and December 31, 2011, we had a deferred loan cost balance, net of accumulated amortization, of $3.3 million and $4.0 million, respectively, related to our senior credit facility. As of June 30, 2012 and December 31, 2011, we had a deferred loan cost balance, net of accumulated amortization, of $5.3 million and $6.1 million, respectively, related to our Notes.

Preferred Stock

As of June 30, 2012 and December 31, 2011, we had 259 shares of Series D Perpetual Preferred Stock outstanding. The Series D Perpetual Preferred Stock has a liquidation value of $100,000 per share, for a total liquidation value of $25.9 million as of June 30, 2012 and December 31, 2011. The Series D Perpetual Preferred Stock had a recorded value of $25.0 million and $24.8 million as of June 30, 2012 and December 31, 2011, respectively. The difference between the liquidation values and the recorded values was the unaccreted portion of the original issuance discount and issuance cost. Our accrued Series D Perpetual Preferred Stock dividend balances as of June 30, 2012 and December 31, 2011 were $15.9 million and $13.7 million, respectively.

Except for the payment of dividends in connection with certain repurchases of portions of the Series D Perpetual Preferred Stock, we have deferred the cash payment of dividends on our Series D Perpetual Preferred Stock since October 1, 2008. While three consecutive cash dividend payments with respect to the Series D Perpetual Preferred Stock remain unfunded, the dividend rate will remain at 17.0% per annum.

While any Series D Perpetual Preferred Stock dividend payments are in arrears, we are prohibited from repurchasing, declaring and/or paying any cash dividend with respect to any equity securities having liquidation preferences equivalent to or junior in ranking to the liquidation preference of the Series D Perpetual Preferred Stock, including our common stock and Class A common stock. We can provide no assurances as to when any future cash payments will be made on any accumulated and unpaid Series D Perpetual Preferred Stock dividends presently in arrears or that become in arrears in the future. The Series D Perpetual Preferred Stock has no mandatory redemption date but, pursuant to its terms, is redeemable by the Company at any time and may be redeemed at the stockholders’ option on or after June 30, 2015. We have deferred cash dividends on our Series D Perpetual Preferred Stock and correspondingly suspended cash dividends on our common stock and Class A common stock to, among other things, reallocate cash resources and support our ability to pay interest costs and fees associated with our senior credit facility and Notes.

Net Cash Provided By (Used In) Operating, Investing and Financing Activities

Net cash provided by operating activities was $45.1 million in the 2012 six-month period compared to $17.3 million in the 2011 six-month period. The increase in cash provided by operations was due primarily to an increase in revenue, while partially offset by increases in broadcast and corporate and administrative expenses.

Net cash used in investing activities was $10.8 million in the 2012 six-month period compared to net cash used in investing activities of $16.2 million for the 2011 six-month period. The decrease in cash used in investing activities was largely due to decreased spending for equipment.

Net cash used in financing activities in the 2012 six-month period was $11.4 million compared to $3.0 million in the 2011 six-month period. This increase in cash used was due primarily to an increase in repayments and a decrease in borrowings of long-term debt in the 2012 six-month period compared to the 2011 six-month period.

Liquidity

As of June 30, 2012, we are required to make at least $4.8 million in debt principal payments during the twelve months immediately following June 30, 2012. As of June 30, 2012, we estimate that we will make approximately $54.9 million in debt interest payments and $23.0 million in capital expenditures during the twelve months immediately following June 30, 2012. Although our cash flows from operations are subject to a number of risks and uncertainties, we anticipate that our cash on hand, future cash expected to be generated from operations, and borrowings from time to time under our senior credit facility (or any such other credit facility as may be in place at the appropriate time) will be sufficient to fund these debt service obligations and estimated capital expenditures. We also presently believe that our future cash expected to be generated from operations and borrowing availability under our senior credit facility (or any such other credit facility) will be sufficient to fund our future capital expenditures and long-term debt service obligations until at least December 31, 2014, which is the maturity date of our term loan.

Capital Expenditures

Capital expenditures in the 2012 and 2011 six-month periods were $11.6 million and $16.7 million, respectively. The 2011 six-month period included capital expenditures for high definition broadcast equipment for local programming including local news, while the 2012 six-month period did not contain as many comparable projects.

We anticipate that our capital expenditures for the remainder of 2012 will be approximately $11.4 million.

Other

We file a consolidated federal income tax return and such state or local tax returns as are required. Although we may earn taxable operating income in future years, as of June 30, 2012, we anticipate that through the use of our available loss carryforwards we will not pay significant amounts of federal or state income taxes in the next several years.

We do not believe that inflation has had a significant impact on our results of operations nor is inflation expected to have a significant effect upon our business in the near future.

During the 2012 six-month period, we contributed $2.3 million to our pension plans. During the remainder of fiscal 2012, we expect to contribute an additional $4.6 million to our pension plans.

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

We believe that the market risk of our financial instruments as of June 30, 2012 has not materially changed since December 31, 2011. The market risk profile on December 31, 2011 is disclosed in our 2011 Form 10-K.

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

There were no changes in our internal control over financial reporting during the three-month period ended June 30, 2012 identified in connection with this evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

Please refer to the information set out under the heading “Risk Factors” in Part I, Item 1A in our 2011 Form 10-K for a description of risk factors that we determined to be most material to our financial condition and results of operation. We do not believe there have been any material changes in these risk factors.

Item 6.	Exhibits

10.1	Gray Television, Inc. 2007 Long Term Incentive Plan, as amended.

31.1	Rule 13(a) – 14(a) Certificate of Chief Executive Officer

31.2	Rule 13(a) – 14(a) Certificate of Chief Financial Officer

32.1	Section 1350 Certificate of Chief Executive Officer

32.2	Section 1350 Certificate of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAY TELEVISION, INC.
(Registrant)

Date: August 3, 2012	By:	/s/ James C. Ryan
James C. Ryan,
Senior Vice President and Chief Financial Officer