Form 10-Q
period 2012-09-30
GRAY TELEVISION INC
filed 2012-10-31
CIK 43196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
(Mark one)
[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2012 or

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes           No  ✓

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock (No Par Value)	Class A Common Stock (No Par Value)
51,846,418 shares outstanding as of October 30, 2012	5,753,020 shares outstanding as of October 30, 2012

INDEX

GRAY TELEVISION, INC.

PART I.     FINANCIAL INFORMATION

Item 1.  Financial Statements
GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands)

	September 30,	December 31,
	2012	2011
Assets:
Current assets:
Cash	$45,695	$5,190
Accounts receivable, less allowance for doubtful accounts of $2,067 and $2,314, respectively	61,370	62,085
Current portion of program broadcast rights, net	10,206	7,359
Deferred tax asset	2,762	2,762
Prepaid and other current assets	2,994	1,959
Total current assets	123,027	79,355

Property and equipment, net	135,136	137,099
Deferred loan costs, net	9,052	10,115
Broadcast licenses	819,185	818,981
Goodwill	170,522	170,522
Other intangible assets, net	656	712
Investment in broadcasting company	13,599	13,599
Other	2,823	3,597
Total assets	$1,274,000	$1,233,980

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands except for share data)

	September 30,	December 31,
	2012	2011
Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$2,300	$2,045
Employee compensation and benefits	14,059	11,619
Accrued interest	17,261	7,939
Other accrued expenses	12,302	6,725
Federal and state income taxes	2,149	2,794
Current portion of program broadcast obligations	12,911	10,124
Deferred revenue	6,311	3,468
Current portion of long-term debt	4,823	4,823
Total current liabilities	72,116	49,537

Long-term debt, less current portion	815,809	827,410
Program broadcast obligations, less current portion	542	1,036
Deferred income taxes	177,237	157,832
Long-term deferred revenue	595	1,061
Long-term accrued dividends	8,960	13,717
Accrued pension costs	34,629	34,417
Other	970	1,176
Total liabilities	1,110,858	1,086,186

Commitments and contingencies (Note 7)

Series D perpetual preferred stock, no par value; cumulative; redeemable; designated 1,000 shares, issued and outstanding 136.45 shares and 259.21 shares, respectively ($13,645 and $25,921 aggregate liquidation value, respectively)	13,199	24,841

Stockholders’ equity:
Common stock, no par value; authorized 100,000,000 shares, issued 56,500,361 shares and 56,057,070 shares, respectively	480,212	479,869
Class A common stock, no par value; authorized 15,000,000 shares, issued 7,331,574 shares	15,321	15,321
Accumulated deficit	(266,675)	(293,322)
Accumulated other comprehensive loss, net of income tax benefit	(16,402)	(16,402)
	212,456	185,466
Treasury stock at cost, common stock, 4,654,750 shares	(40,115)	(40,115)
Treasury stock at cost, Class A common stock, 1,578,554 shares	(22,398)	(22,398)
Total stockholders’ equity	149,943	122,953
Total liabilities, preferred stock and stockholders’ equity	$1,274,000	$1,233,980

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands except for per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Revenue (less agency commissions)	$102,879	$76,518	$278,244	$222,461
Operating expenses before depreciation, amortization and loss (gain) on disposal of assets, net:
Broadcast	52,034	48,678	155,635	144,787
Corporate and administrative	4,010	4,089	10,745	10,529
Depreciation	5,725	6,530	17,332	20,166
Amortization of intangible assets	19	29	56	97
Loss (gain) on disposals of assets, net	28	(1,030)	(454)	(1,874)
	61,816	58,296	183,314	173,705
Operating income	41,063	18,222	94,930	48,756
Other income (expense):
Miscellaneous income, net	-	-	2	3
Interest expense	(15,155)	(15,165)	(45,444)	(46,508)
Income before income taxes	25,908	3,057	49,488	2,251
Income tax expense	10,035	1,073	19,250	791
Net income	15,873	1,984	30,238	1,460
Preferred stock dividends (includes accretion of issuance cost of $479, $425, $633, and $661, respectively)	1,233	1,957	3,591	5,534
Net income (loss) attributable to common stockholders	$14,640	$27	$26,647	$(4,074)

Basic per share information:
Net income (loss) attributable to common stockholders	$0.26	$-	$0.47	$(0.07)
Weighted-average shares outstanding	57,155	57,118	57,151	57,115

Diluted per share information:
Net income (loss) attributable to common stockholders	$0.26	$-	$0.47	$(0.07)
Weighted-average shares outstanding	57,287	57,118	57,209	57,115

Dividends declared per common share	$-	$-	$-	$-

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
(in thousands except for number of shares)

										Accumulated
	Class A					Class A		Common		Other
	Common Stock		Common Stock		Accumulated	Treasury Stock		Treasury Stock		Comprehensive
	Shares	Amount	Shares	Amount	Deficit	Shares	Amount	Shares	Amount	Loss	Total

Balance at December 31, 2011	7,331,574	$15,321	56,057,070	$479,869	$(293,322)	(1,578,554)	$(22,398)	(4,654,750)	$(40,115)	$(16,402)	$122,953

Net income	-	-	-	-	30,238	-	-	-	-	-	30,238

Preferred stock dividends (includes accretion of issuance cost of $633)	-	-	-	-	(3,591)	-	-	-	-	-	(3,591)

Issuance of common stock:
401(k) plan	-	-	10,895	19	-	-	-	-	-	-	19
2007 Long Term Incentive Plan	-	-	432,396	-	-	-	-	-	-	-	-

Stock-based compensation	-	-	-	324	-	-	-	-	-	-	324

Balance at September 30, 2012	7,331,574	$15,321	56,500,361	$480,212	$(266,675)	(1,578,554)	$(22,398)	(4,654,750)	$(40,115)	$(16,402)	$149,943

See notes to condensed consolidated financial statements.

 GRAY TELEVISION, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
 (in thousands)

	Nine Months Ended
	September 30,
	2012	2011
Operating activities
Net income	$30,238	$1,460
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	17,332	20,166
Amortization of intangible assets	56	97
Amortization of deferred loan costs	2,259	2,190
Amortization of original issue discount on 10½% senior secured second lien notes due 2015	1,015	1,015
Amortization of restricted stock and stock option awards	324	102
Amortization of program broadcast rights	8,250	10,688
Payments on program broadcast obligations	(8,386)	(12,452)
Deferred income taxes	19,405	791
Gain on disposal of assets, net	(454)	(1,874)
Other	(412)	991
Changes in operating assets and liabilities:
Receivables	716	8,283
Other current assets	(660)	(569)
Accounts payable	238	(2,446)
Other current liabilities	11,095	(409)
Accrued interest	9,322	9,614
Net cash provided by operating activities	90,338	37,647

Investing activities
Purchases of property and equipment	(17,661)	(21,383)
Proceeds from asset sales	787	2,092
Payments on acquisition-related liabilities	(129)	(461)
Other	(224)	(328)
Net cash used in investing activities	(17,227)	(20,080)

Financing activities
Proceeds from borrowings of long-term debt	3,000	9,000
Repayments of borrowings of long-term debt	(15,617)	(12,617)
Deferred loan costs	-	(703)
Series D perpetual preferred stock dividends paid	(7,713)	(3,031)
Repurchase of preferred stock	(12,276)	(6,512)
Net cash used in financing activities	(32,606)	(13,863)
Net increase in cash	40,505	3,704
Cash at beginning of period	5,190	5,431
Cash at end of period	$45,695	$9,135

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.        Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2011, which was derived from the audited financial statements as of December 31, 2011 of Gray Television, Inc. (“we”, “us”, “our”, “Gray” or the “Company”) and our accompanying unaudited condensed consolidated financial statements as of September 30, 2012 and for the periods ended September 30, 2012 and 2011 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Our operations consist of one reportable segment. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”). Our financial condition as of, and operating results for the three-month and nine-month periods ended, September 30, 2012 are not necessarily indicative of the financial condition or results that may be expected for any future interim period or for the year ending December 31, 2012.

Seasonality and Cyclicality

Broadcast advertising revenues are generally highest in the second and fourth quarters each year. This seasonality results partly from increases in consumer advertising in the spring and retail advertising in the period leading up to and including the holiday season.  Broadcast advertising revenues are also typically higher in even-numbered years due to increased spending by political candidates, political parties and special interest groups in advance of elections. This political spending typically is heaviest during the fourth quarter.

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

Earnings Per Share

We compute basic earnings per share by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the relevant period. The weighted-average number of common shares outstanding does not include restricted shares. These shares, although classified as issued and outstanding, are considered contingently returnable until the restrictions lapse and, in accordance with U.S. GAAP, are not included in the basic earnings per share calculation until the shares vest. Diluted earnings per share is computed by including all potentially dilutive common shares, including restricted stock and shares underlying stock options, in the diluted weighted-average shares outstanding calculation, unless their inclusion would be antidilutive.  The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding for the three-month and nine-month periods ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Weighted-average shares outstanding - basic	57,155	57,118	57,151	57,115
Weighted-average shares underlying stock options and restricted stock	132	-	58	-
Weighted-average shares outstanding - diluted	57,287	57,118	57,209	57,115

Accumulated Other Comprehensive Loss

Our accumulated other comprehensive loss balances as of September 30, 2012 and December 31, 2011 consisted of adjustments to our pension liability and income tax benefit as follows (in thousands):

	September 30,	December 31,
	2012	2011

Accumulated balances of items included in accumulated other comprehensive loss:
Increase in pension liability	$(26,889)	$(26,889)
Income tax benefit	(10,487)	(10,487)
Accumulated other comprehensive loss	$(16,402)	$(16,402)

Our comprehensive income (loss) for the three-month and nine-month periods ended September 30, 2012 and 2011 consisted entirely of net income (loss). Therefore, a separate consolidated statement of comprehensive income (loss) is not presented for the three-month and nine-month periods ended September 30, 2012 and 2011.

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

	September 30,	December 31,	Estimated Useful Lives
	2012	2011	(in years)
Property and equipment:
Land	$23,625	$23,451
Buildings and improvements	55,658	53,322	7	to	40
Equipment	311,868	308,454	3	to	20
	391,151	385,227
Accumulated depreciation	(256,015)	(248,128)
Total property and equipment, net	$135,136	$137,099

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

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2012-02, Intangibles--Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This ASU states that an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Codification Subtopic 350-30, Intangibles--Goodwill and Other, General Intangibles Other than Goodwill.

Under the guidance in this ASU, an entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period.

The amendments in this ASU are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance.

We do not anticipate the adoption of this update will have a material impact on our consolidated results of operations, financial position or cash flows.

Reclassifications

Certain reclassifications have been made in the current liability section of our condensed consolidated balance sheet as of December 31, 2011 in order to conform to the presentation as of September 30, 2012. The reclassifications did not change our total current liabilities as of December 31, 2011. Certain reclassifications have been made within the operating section of our condensed consolidated statement of cash flows for the nine months ended September 30, 2011 in order to conform to the presentation for the nine months ended September 30, 2012. The reclassifications did not change our net cash provided by operating activities for the nine months ended September 30, 2011.

2.       Long-term Debt

As of September 30, 2012 and December 31, 2011, long-term debt consisted of our obligations under our senior credit facility (the “2007 Senior Credit Facility”) and our 10½% senior secured second lien notes due 2015 (the “2015 Notes”) as follows (in thousands):

	September 30,	December 31,
	2012	2011
Long-term debt including current portion:
2007 Senior Credit Facility	$459,351	$471,968
2015 Notes at liquidation value	365,000	365,000
Total long-term debt including current portion at liquidation value	824,351	836,968
Less unamortized discount on 2015 Notes	(3,719)	(4,735)
Total long-term debt at recorded value	$820,632	$832,233

Borrowing availability under our 2007 Senior Credit Facility	$40,000	$31,000

Senior Credit Facility

Our 2007 Senior Credit Facility consisted of a revolving loan and a term loan.  Excluding accrued interest, the amount outstanding under our 2007 Senior Credit Facility as of September 30, 2012 was comprised solely of a term loan balance of $459.4 million. Excluding accrued interest, the amount outstanding under our 2007 Senior Credit Facility as of December 31, 2011 was $472.0 million, consisting of a term loan balance of $463.0 million and a revolving loan balance of $9.0 million.

As of September 30, 2012 and December 31, 2011, the interest rate on the balance outstanding under the 2007 Senior Credit Facility was 3.7% and 3.8%, respectively.  Also, as of September 30, 2012 and December 31, 2011, we had a deferred loan cost balance, net of accumulated amortization, of $3.5 million and $4.0 million, respectively, related primarily to our 2007 Senior Credit Facility.

As of September 30, 2012 and December 31, 2011, we were in compliance with all covenants required under our 2007 Senior Credit Facility.

On October 12, 2012 (the “Closing Date”), we entered into an amended and restated senior credit agreement (the “New Senior Credit Facility”) with Wells Fargo Bank, National Association, as administrative agent, Bank of America, N.A., as syndication agent, Wells Fargo Securities, LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers and joint bookrunners, and the other lenders party thereto.

The New Senior Credit Facility provides total commitments of $595.0 million, consisting of a $40.0 million revolving credit facility (the “New Revolving Credit Facility”) and a $555.0 million term loan facility (the “New Term Loan”), which may be accessed in up to four draws within 45 days of the Closing Date.

Borrowings under the New Revolving Credit Facility bear interest, at our option, based on the Base Rate (as defined below) or the London Interbank Offered Rate (“LIBOR”), in each case plus an applicable margin based on a first lien leverage ratio test as set forth in the New Senior Credit Facility (the “First Lien Ratio Test”). Base Rate is defined as the greatest of (i) the administrative agent’s prime rate, (ii) the overnight federal funds rate plus 0.50% and (iii) one-month LIBOR plus 1.0%.  We are required to pay a commitment fee on the average daily unused portion of the New Revolving Credit Facility, which rate may range from 0.375% to 0.50% on an annual basis, based on the First Lien Ratio Test.

Borrowings under the New Term Loan bear interest, at our option, at either the Base Rate plus 2.50%-2.75% or LIBOR plus 3.50%-3.75%, subject to a LIBOR floor of 1.0%. The New Term Loan also requires us to make quarterly principal repayments equal to 0.25% of the outstanding principal amount of the New Term Loan beginning December 31, 2012.

The New Revolving Credit Facility matures on October 12, 2017 and the New Term Loan matures on October 12, 2019.

On the Closing Date, we borrowed $420.0 million under the New Term Loan. The proceeds from borrowings under the New Senior Credit Facility, together with cash on hand, were used to repay all remaining amounts outstanding under the 2007 Senior Credit Facility, which was then amended and restated, and to pay related fees and expenses.

Our obligations under the New Senior Credit Facility are secured by substantially all of our and our subsidiaries’ assets, including real estate. In addition, our subsidiaries are joint and several guarantors of the obligations and our ownership interests in our subsidiaries are pledged to collateralize the obligations. The New Senior Credit Facility contains affirmative and restrictive covenants that we must comply with, including (a) limitations on additional indebtedness, (b) limitations on liens, (c) limitations on the sale of assets, (d) limitations on guarantees, (e) limitations on investments and acquisitions, (f) limitations on the payment of dividends and share repurchases, (g) limitations on mergers, and (h) maintenance of a total leverage ratio as set forth in the New Senior Credit Facility not to exceed certain maximum limits, as well as other customary covenants for credit facilities of this type.

In connection with the New Senior Credit Facility, we incurred loan issuance costs of approximately $10.2 million, including bank fees, original issue discount and other professional fees. These costs were funded from our existing cash balances. The amendment and restatement of the 2007 Senior Credit Facility was determined to be a significant modification and, as a result, we anticipate that we will record a loss upon early extinguishment of debt of approximately $8.2 million in the quarter ending December 31, 2012 related to the 2007 Senior Credit Facility.

Senior Notes

As of  September 30, 2012 and December 31, 2011, we had $365.0 million of 2015 Notes outstanding. As of both September 30, 2012 and December 31, 2011, the coupon interest rate and the yield on the 2015 Notes were 10.5% and 11.0%, respectively.  The yield on the 2015 Notes exceeded the coupon interest rate because the 2015 Notes were issued with original issue discount. As of September 30, 2012 and December 31, 2011, we had a deferred loan cost balance, net of accumulated amortization, of $5.5 million and $6.1 million, respectively, related primarily to our 2015 Notes.  As of September 30, 2012 and December 31, 2011, we were in compliance with all covenants required under our 2015 Notes.

On September 24, 2012, we commenced a cash tender offer (the “Tender Offer”) for up to $268.5 million of outstanding 2015 Notes.  Pursuant to the terms thereof, we repurchased approximately $222.6 million in aggregate principal amount of 2015 Notes, thereunder. The Tender Offer expired on October 22, 2012.

On October 12, 2012, we issued a notice of redemption (the “Notice of Redemption”) for all of the 2015 Notes that remained outstanding following the completion of the Tender Offer at the redemption price of 107.875%, as set forth in the indenture governing the 2015 Notes, plus accrued and unpaid interest to, but not including, the date of redemption.  Redemption of the remaining 2015 Notes (the “Redemption”) is expected to occur on November 13, 2012.

In connection with the completion of the Tender Offer and the Redemption, we anticipate that we will record a loss upon early extinguishment of debt of approximately $38.6 million in the quarter ending December 31, 2012 consisting of tender premiums of $30.1 million, recognition of unaccreted original issue discount of $3.7 million, the write off of unamortized deferred financing costs of $4.6 million and the payment of approximately $0.2 million in legal and other professional fees.

On October 9, 2012, we issued $300.0 million in aggregate principal amount of our 7½% Senior Notes due 2020 (the “2020 Notes”).  The 2020 Notes were issued at 99.266% of par, resulting in gross proceeds to us of $297.8 million.  Our obligations under the 2020 Notes are our senior unsecured obligations, and are guaranteed by all of our subsidiaries on a senior unsecured basis. In connection with the issuance of the 2020 Notes, we incurred estimated issuance costs of approximately $6.9 million, including bank fees and other professional fees. Net proceeds from the sale of the 2020 Notes were approximately $290.9 million, after deducting the initial purchasers’ discounts and estimated fees and expenses.  We used the net proceeds from the sale of the 2020 Notes (i) to repurchase all of the 2015 Notes validly tendered and not properly withdrawn in the Tender Offer on or before the early tender deadline thereof, (ii) to pay related fees and expenses, including applicable Tender Offer premiums, and (iii) to repurchase the remaining outstanding shares of our Series D Perpetual Preferred Stock, including paying accrued dividends thereon.

The 2020 Notes mature on October 1, 2020.  Interest accrues on the 2020 Notes from October 9, 2012, and interest is payable semiannually, on April 1 and October 1 of each year.  The first interest payment date is April 1, 2013.

We may redeem some or all of the 2020 Notes at any time after October 1, 2015 at specified redemption prices. We may also redeem up to 35% of the aggregate principal amount of the 2020 Notes using the proceeds from certain equity offerings completed before October 1, 2015.  In addition, we may redeem some or all of the 2020 Notes at any time prior to October 1, 2015 at a price equal to 100% of the principal amount thereof plus a make whole premium, and accrued and unpaid interest.  If we sell certain of our assets or experience specific kinds of changes of control, we must offer to repurchase the 2020 Notes.

3.        Fair Value Measurement

For purposes of determining a fair value measurement, we utilize market data or assumptions that market participants would use in pricing an asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable.  We utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized into a hierarchy that gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (“Level 1”) and the lowest priority to unobservable inputs that require assumptions to measure fair value (“Level 3”).  Level 2 inputs are those that are other than quoted prices on national exchanges included within Level 1 that are observable for the asset or liability either directly or indirectly (“Level 2”).

Fair Value of Financial Instruments

The estimated fair value of financial instruments is determined using market information and appropriate valuation methodologies. Interpreting market data to develop fair value estimates involves considerable judgment. The use of different market assumptions or methodologies could have a material effect on the estimated fair value amounts.  Accordingly, the estimates presented are not necessarily indicative of the amounts that we could realize in a current market exchange, or the value that ultimately will be realized upon maturity or disposition.

The carrying amounts of the following instruments approximate fair value due to their short term to maturity: (i) accounts receivable, (ii) prepaid and other current assets, (iii) accounts payable, (iv) accrued employee compensation and benefits, (v) accrued interest, (vi) other accrued expenses, (vii) acquisition-related liabilities and (viii) deferred revenue.

The carrying amount of our long-term debt was $820.6 million and $832.2 million, respectively, and the fair value was $854.3 million and $801.0 million, respectively as of September 30, 2012 and December 31, 2011. We classify our long-term debt within Level 2 of the fair value hierarchy. Fair value of our long-term debt was based on observable estimates provided by third-party financial professionals as of September 30, 2012 and December 31, 2011.

4.        Preferred Stock

On July 31, 2012, we repurchased 122.76 shares of our outstanding Series D Perpetual Preferred Stock at their liquidation value of $12.3 million and also paid $7.7 million in accrued dividends related thereto.

As of September 30, 2012 and December 31, 2011, we had 136.45 shares and 259.21 shares, respectively, of Series D Perpetual Preferred Stock outstanding.  The Series D Perpetual Preferred Stock has a face value of $100,000 per share, for a total liquidation value of $13.6 million and $25.9 million as of September 30, 2012 and December 31, 2011, respectively. The Series D Perpetual Preferred Stock had a recorded value of $13.2 million and $24.8 million as of September 30, 2012 and December 31, 2011, respectively.  The difference between the face values and the recorded values was the unaccreted portion of the original issuance discount and issuance cost. Our accrued Series D Perpetual Preferred Stock dividend balances as of September 30, 2012 and December 31, 2011 were $9.0 million and $13.7 million, respectively.

Except for the payment of dividends in connection with the repurchases of shares of our Series D Perpetual Preferred Stock, we did not pay cash dividends on the Series D Perpetual Preferred Stock in any period presented.  In accordance with the terms of the Series D Perpetual Preferred Stock, the dividend rate thereon was at 17.0%  per annum for all periods presented.

On October 9, 2012, we repurchased the remaining 136.45 shares of our then outstanding Series D Perpetual Preferred Stock at their liquidation value of $13.6 million and also paid $9.0 million in accrued dividends related thereto.

5.        Retirement Plans

The following table provides the components of net periodic benefit cost for our pension plans for the three-month and nine-month periods ended September 30, 2012 and 2011, respectively (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Service cost	$1,243	$568	$3,538	$2,701
Interest cost	899	996	2,559	2,502
Expected return on plan assets	(739)	(780)	(2,104)	(2,014)
Loss amortization	624	496	1,775	805
Net periodic benefit cost	$2,027	$1,280	$5,768	$3,994

During the nine-month period ended September 30, 2012, we contributed $5.4 million to our pension plans. During the remainder of the year ending December 31, 2012, we expect to contribute an additional $1.3 million to our pension plans.

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

The following table provides our stock-based compensation expense and related income tax benefit for the three-month and nine-month periods ended September 30, 2012 and 2011, respectively (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Stock-based compensation expense, gross	$170	$34	$324	$102
Income tax benefit at our statutory rate associated with stock-based compensation	(66)	(13)	(126)	(40)
Stock-based compensation expense, net	$104	$21	$198	$62

2007 Long Term Incentive Plan

The 2007 Long Term Incentive Plan, as amended, authorizes the grant of stock options, restricted stock awards and other equity-based incentive awards to our officers, non-employee directors and employees.  During the nine-month period ended September 30, 2012, we granted 432,396 shares of restricted common stock to our executive officers and non-employee directors, and we also granted options to acquire 359,568 shares of our common stock to our executive officers. During the year ended December 31, 2011, we did not grant any stock-based awards under this plan.  The fair value for each stock option granted during the nine-month period ended September 30, 2012 was estimated at $1.62 per share at the date of grant using the Black-Scholes option pricing model using the following assumptions:

Nine Months Ended
September 30, 2012

Expected term (in years)	6.3
Volatility	104.9%
Risk-free interest rate	1.0%
Dividend yield	0.0%
Expected forfeitures	0.0%

A summary of award activity related to our common stock for the nine-month period ended September 30, 2012 under our 2007 Long Term Incentive Plan is as follows:

	Nine Months Ended
	September 30, 2012
	Number of Shares Underlying Options	Weighted- Average Exercise Price
Stock options - common stock:
Stock options outstanding - beginning of period	1,002,350	$7.50
Options granted	359,568	$1.99
Options expired	(32,150)	$8.61
Options forfeited	(1,500)	$7.64
Stock options outstanding - end of period	1,328,268	$5.98

Exercisable at end of period	968,700	$7.47

	Nine Months Ended
	September 30, 2012
		Weighted-
		average
		Grant Date
	Number of	Fair Value
	Shares	Per Share
Restricted stock - common stock:
Restricted stock awards outstanding, beginning of period	-	$-
Granted	432,396	1.65
Vested	-	-
Restricted stock awards outstanding, end of period	432,396	$1.65

During the  nine-month period ended September 30, 2012, we did not have any options or restricted stock awards outstanding for our Class A common stock.

Directors’ Restricted Stock Plan

The Directors’ Restricted Stock Plan authorizes the grant of restricted stock awards to our non-employee directors. During the nine-month period ended September 30, 2012 and the year ended December 31, 2011, we did not grant any shares of restricted stock to our non-employee directors under this plan.

The following table summarizes restricted stock activity under our Directors’ Restricted Stock Plan during the nine-month period ended September 30, 2012 and the weighted-average fair value per share granted thereunder as of the date of grant:

	Nine Months Ended
	September 30, 2012
		Weighted-average
		Grant Date
	Number of	Fair Value
	Shares	Per Share
Restricted stock - common stock:
Restricted stock awards outstanding, beginning of period	10,000	$4.94
Granted	-	-
Vested	-	-
Restricted stock awards outstanding, end of period	10,000	$4.94

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

The UK Agreement provides that we will share in profits in excess of certain amounts specified by the agreement, if any, but not losses. The agreement also provides that we will separately retain all local broadcast advertising revenue and pay all local broadcast expenses for activities under the agreement. Under the agreement, IMG agreed to make all license fee payments to UK. However, if IMG is unable to pay the license fee to UK, we will then be required to pay the unpaid portion of the license fee to UK. As of September 30, 2012, the aggregate license fee to be paid by IMG to UK over the remaining term of the agreement is approximately $25.8 million. If we make advances on behalf of IMG, IMG is required to reimburse us for the amount paid within 60 days after the close of each contract year, which ends on June 30th. IMG has also agreed to pay interest on any advance at a rate equal to the prime rate. During the nine-month period ended September 30, 2012, we did not advance any amounts to UK on behalf of IMG under this agreement.  As of September 30, 2012, we do not consider the risk of non-performance by IMG to be high.

8.       Goodwill and Intangible Assets

Our intangible assets are primarily comprised of network affiliations and broadcast licenses.  We did not acquire any network affiliation agreements or material broadcast licenses during the nine-month period ended September 30, 2012.  Upon renewal of such intangible assets, we expense all related fees as incurred.  There were no triggering events that required a test of impairment of our goodwill or intangible assets during the nine-month period ended September 30, 2012.

9.        Income Taxes

For the three-month and nine-month periods ended September 30, 2012 and 2011, our income tax expense and effective tax rates were as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Income tax expense	$10,035	$1,073	$19,250	$791
Effective income tax rate	38.7%	35.1%	38.9%	35.1%

We estimate our differences between taxable income or loss and U.S. GAAP income or loss on an annual basis. Our tax provision for each quarter is based upon these full year projections which are revised each reporting period. These projections incorporate estimates of permanent differences between U.S. GAAP income or loss and taxable income or loss, state income taxes and adjustments to our liability for unrecognized tax benefits to adjust our statutory Federal income tax rate of 35.0% to our effective income tax rate.

For the nine-month period ended September 30, 2012, these estimates increased or decreased our statutory Federal income tax rate of 35.0% to our effective income tax rate of 38.9% as follows: state income taxes added 4.6% and permanent differences between our U.S. GAAP income and taxable income added 0.5%, while adjustments to our reserve for uncertain tax positions resulted in a reduction of 1.2%.

For the nine-month period ended September 30, 2011, these estimates increased or decreased our statutory Federal income tax rate of 35.0% to our effective income tax rate of 35.1% as follows: state income taxes added 7.0% and permanent differences between our U.S. GAAP income and taxable income added 4.4%, while adjustments to our reserve for uncertain tax positions resulted in a reduction of 10.1% and other items resulted in a reduction of 1.2%.

10.       Subsequent Events

On October 9, 2012, we completed the sale of $300.0 aggregate principal amount of our 2020 Notes.  Proceeds from the sale of the 2020 Notes were used, among other things, to repurchase 2015 Notes validly tendered and not properly withdrawn on or before the early tender deadline of the Tender Offer, and to repurchase the remaining outstanding shares of our Series D Perpetual Preferred Stock.  For additional information on these transactions, see “Note 2.  Long-term Debt” and “Note 4.  Preferred Stock.”

On October 12, 2012, we entered into the New Senior Credit Facility. Proceeds from borrowings under the New Senior Credit Facility were used to, among other things, repay amounts outstanding under our 2007 Senior Credit Facility, which facility was then amended and restated.  Also on that date, we issued the Notice of Redemption relating to the 2015 Notes.  For additional information on these actions, see “Note 2.  Long-term Debt.”

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

Overview

We are a television broadcast company headquartered in Atlanta, GA, which owns and operates television stations broadcasting 40 primary channels and 45 secondary channels in 30 television markets. Nineteen of our primary channels and one secondary channel are affiliated with the CBS Network owned by CBS Inc. (“CBS”), ten primary channels are affiliated with the NBC Network owned by National Broadcasting Company, Inc. (“NBC”), eight primary channels and one secondary channel are affiliated with the ABC Network owned by American Broadcasting Company (“ABC”), and three primary channels and two secondary channels are affiliated with the FOX Network owned by the FOX Broadcasting Company (“FOX”). We also broadcast secondary channels that are affiliated with networks other than those listed above such as the CW Network or the CW Plus Network, Master Distribution Service, Inc. (an affiliate of Twentieth Television, Inc.), Untamed Sports Network, The Country Network, This TV Network and the MeTV Network. In addition to our affiliated secondary channels, we broadcast eleven local news/weather channels in certain of our existing markets. We created our secondary channels to better utilize our excess broadcast spectrum.  Our secondary channels are similar to our primary channels; however within a market, our secondary channels are affiliated with networks different from those affiliated with our primary channels. Our combined TV station group reaches approximately 6.2% of total United States households.

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

 Cyclicality and Seasonality

Because broadcast stations like ours rely on advertising revenue, they are sensitive to cyclical changes in the economy. As a result, our non-political advertising revenue was significantly negatively affected during the recent economic recession, but improved along with the general economic environment in 2011 and has continued to improve in 2012.

Broadcast advertising revenues are generally highest in the second and fourth quarters each year. This seasonality results partly from increases in consumer advertising in the spring and retail advertising in the period leading up to and including the holiday season.  Broadcast advertising revenues are also typically higher in even-numbered years due to increased spending by political candidates, political parties and special interest groups in advance of elections. This political spending typically is heaviest during the fourth quarter.

We consider broadcast advertising revenue to be revenue earned from the sale of advertisements broadcast by our stations.  We derive a material portion of our non-political broadcast advertising revenue from advertisers in a limited number of industries, primarily the automotive, medical and restaurant industries. For the three and nine month period ended September 30, 2012 and 2011, the largest contributor to our non-political broadcast advertising revenue was the automotive industry.  For the three month periods ended September 30, 2012 and 2011, we derived approximately 19% and 21%, respectively, of our total broadcast advertising revenue from the automotive industry, and for the nine month periods ended September 30, 2012 and 2011, we derived approximately 20% and 21% of our total broadcast advertising revenue from this industry.  Our results of operations and financial condition could be materially adversely effected if broadcast advertising revenue from the automotive, or certain other industries, such as the medical, restaurant, communications or furniture and appliances, industries, declined.

Please see our “Results of Operations” and “Liquidity and Capital Resources” sections below for further discussion of our operating results.

Recent Refinancing Developments

As previously disclosed, during and following the completion of the three months ended September 30, 2012, we undertook a number of significant financing transactions intended to simplify and strengthen our capital structure and balance sheet.  These transactions included:

•	completing the repurchase of all of our outstanding Series D Perpetual Preferred Stock;

•	completing the offer and sale of $300.0 million aggregate principal amount of 7½% Senior Notes due 2020 (the “2020 Notes”);

•	completing a cash tender offer (the “Tender Offer”) pursuant to which we repurchased $222.6 million of our 10½% Senior Secured Second Lien Notes due 2015 (the “2015 Notes”);

•
repaying all amounts outstanding under our prior senior credit facility (the “2007 Senior Credit Facility”) and entering into an amended and restated senior credit facility (the “New Senior Credit Facility”); and

•
issuing a notice of redemption (the “Notice of Redemption”) for all 2015 Notes that remained outstanding following the completion of the Tender Offer.  Redemption of the remaining 2015 Notes (the “Redemption”) is expected to occur on November 13, 2012.

Effect of Refinancing Transactions on our Long-term Debt

After giving effect to completion of the Redemption on November 13, 2012, we anticipate that our long-term debt at face value, including current portion, on that date will be $855.0 million, consisting of $555.0 million in term loans under the New Senior Credit Facility, which mature in 2019, and $300.0 million in aggregate principal amount of 2020 Notes, at a weighted average interest rate of 5.7% per annum. The interest rate on the 2020 Notes is 7.5% per annum.

Revenue

Set forth below are the principal types of revenue, less agency commissions, earned by us for the periods indicated and the percentage contribution of each type of revenue to our total revenue (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
		Percent		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total
Revenue:
Local	$46,670	45.4%	$44,711	58.4%	$140,962	50.7%	$136,261	61.3%
National	14,341	13.9%	13,786	18.0%	41,668	15.0%	40,189	18.1%
Internet	6,369	6.2%	5,213	6.8%	18,420	6.6%	14,325	6.4%
Political	24,508	23.8%	5,243	6.9%	42,605	15.3%	8,940	4.0%
Retransmission consent	8,518	8.3%	5,162	6.7%	25,275	9.1%	15,264	6.9%
Other	1,923	1.9%	1,853	2.4%	7,419	2.7%	5,832	2.6%
Consulting	550	0.5%	550	0.8%	1,895	0.6%	1,650	0.7%
Total	$102,879	100.0%	$76,518	100.0%	$278,244	100.0%	$222,461	100.0%

Results of Operations

Three Months Ended September 30, 2012 (“2012 three-month period”) Compared to Three Months Ended September 30, 2011 (“2011 three-month period”)

Revenue.  Total revenue increased $26.4 million, or 34%, to $102.9 million in the 2012 three-month period due primarily to increased political advertising, retransmission consent, local advertising, national advertising, internet advertising, and other revenue.  Political advertising revenue increased $19.3 million, or 367%, to $24.5 million, reflecting increased advertising from political candidates and special interest groups during the “on year” of the two-year political advertising cycle. Retransmission consent revenue increased $3.4 million, or 65%, to $8.5 million primarily due to the improved terms of our retransmission contracts compared to terms in effect during the 2011 three-month period. A significant portion of our retransmission consent contracts expired in 2011 and we were able to renew substantially all of these contracts under terms more favorable to Gray, which resulted in increased revenue in the 2012 three-month period compared to the 2011 three-month period.

Local advertising revenue increased approximately $2.0 million, or 4%, to $46.7 million. National advertising revenue increased approximately $0.6 million, or 4%, to $14.3 million. Internet advertising revenue increased $1.2 million, or 22%, to $6.4 million. Revenue increased due to increased spending by advertisers in a gradually improving economic environment and our broadcast of the 2012 Summer Olympics. During the 2012 three-month period, we earned approximately $4.0 million of revenue from local and national advertisers and $1.1 million of revenue from political advertisers during the broadcast of the 2012 Summer Olympics on our ten primary NBC stations. There were no Olympic games during 2011.  Our five largest nonpolitical advertising categories on a combined local and national basis by customer type for the 2012 three-month period demonstrated the following changes in revenue during the 2012 three-month period compared to the 2011 three-month period: automotive increased 25%; medical increased 17%; restaurant decreased 13%; communications decreased 4%; and furniture and appliances increased 12%. While our internet advertising revenue has also benefited from an improved economy, we continue to focus on and invest resources into our internet sales efforts, which have also resulted in increased internet revenue. We earned consulting revenue of $0.6 million in the 2012 and 2011 three-month periods under our agreement with Young Broadcasting, Inc. (“Young”).  This agreement expires on December 31, 2012.

Broadcast expenses.  Broadcast expenses (before depreciation, amortization and loss or (gain) on disposal of assets) increased $3.4 million, or 7%, to $52.0 million in the 2012 three-month period, due primarily to increases in compensation expense of $1.2 million and non-compensation expense of $2.1 million.  Compensation expense increased primarily due to increases in salaries, incentive compensation and pension expenses. Non-compensation expense increased primarily due to an increase in programing costs and national sales commissions. As of September 30, 2012 and 2011, we employed 2,062 and 2,088 total employees, respectively, in our broadcast operations.

Corporate and administrative expenses. Corporate and administrative expenses (before depreciation, amortization and loss or (gain) on disposal of assets) decreased $0.1 million, or 2%, to $4.0 million in the 2012 three-month period. The decrease was due primarily to a decrease in non-compensation expense of $0.3 million partially offset by an increase in compensation expense of $0.2 million.  Compensation expense increased primarily due to increases in salaries, incentive compensation, pension and stock-based compensation expense. We recorded non-cash stock-based compensation expense during the three-month periods ended September 30, 2012 and 2011 of $170,000 and $34,000, respectively.  Non-cash stock-based compensation expense increased due to the grant of additional equity incentive awards during 2012.

Depreciation.  Depreciation of property and equipment decreased $0.8 million, or 12%, to $5.7 million during  the 2012 three-month period compared to the 2011 three-month period. Depreciation decreased due to a greater amount of property and equipment becoming fully depreciated compared to the amount of property and equipment being placed in service during the 2012 three-month period.

Loss (gain) on disposal of assets. Loss (gain) on disposal of assets decreased $1.1 million during the 2012 three-month period as compared to the 2011 three-month period. On March 22, 2011, our primary broadcast tower for WEAU-TV, our station which serves the La Crosse – Eau Claire, Wisconsin market, collapsed during inclement weather. Our loss of property due to the tower collapse was covered by insurance. We recorded a gain on disposal on the old tower of $1.1 million during the 2011 three-month period. We did not record a similar gain in the 2012 three-month period.

Interest expense.  Interest expense was approximately $15.2 million for each of the 2012 and 2011 three-month periods. Our average debt balance was $825.2 million and $830.4 million during the 2012 and 2011 three-month periods, respectively. The average interest rate on our total debt balances was approximately 7.0% and  6.9% during each of the 2012 and 2011 three-month periods, respectively.

Income tax expense. We recognized income tax expense of $10.0 million and $1.1 million for the 2012 and 2011 three-month periods, respectively. For the 2012 and 2011 three-month periods, our effective income tax rate was 38.7% and 35.1%, respectively. We estimate our differences between taxable income and recorded income on an annual basis. Our tax provision for each quarter is based upon these full year projections which are revised each reporting period. These projections incorporate estimates of permanent differences between U.S. GAAP income and taxable income, state income taxes and adjustments to our liability for unrecognized tax benefits. Our effective income tax rate for the 2012 three-month period as compared to the 2011 three-month period increased primarily due to a larger reduction, relative to pre-tax U.S. GAAP income, in our estimated liability for unrecognized tax benefits in the 2011 three-month period as compared to the 2012 three-month period.

Preferred stock dividends. Preferred stock dividends decreased $0.7 million, or 37%, to $1.2 million for the 2012 three-month period. Preferred stock dividends decreased due to fewer shares of our Series D Perpetual Preferred Stock being outstanding during the 2012 three-month period compared to the 2011 three-month period.

Nine Months Ended September 30, 2012 (“2012 nine-month period”) Compared to Nine Months Ended September 30, 2011 (“2011 nine-month period”)

Revenue.  Total revenue increased $55.8 million, or 25%, to $278.2 million in the 2012 nine-month period due to increased political advertising, retransmission consent, local advertising, national advertising, internet advertising, and other revenue. Political advertising revenue increased $33.7 million, or 377%, to $42.6 million, reflecting increased advertising from political candidates and special interest groups during the “on year” of the two-year political advertising cycle. Our political advertising revenue also increased due to additional advertising related to a special election to recall the Governor of Wisconsin, where we have three television stations. Retransmission consent revenue increased $10.0 million, or 66%, to $25.3 million in the 2012 nine-month period compared to the 2011 nine-month period primarily due to the improved terms of our retransmission contracts compared to the terms in effect during the 2011 nine-month period.  A significant portion of our retransmission consent contracts expired in 2011 and we were able to renew substantially all of these contracts under terms more favorable to Gray, which resulted in increased revenue in the 2012 nine-month period compared to the 2011 nine-month period.

Local advertising revenue increased approximately $4.7 million, or 3%, to $141.0 million. National advertising revenue increased approximately $1.5 million, or 4%, to $41.7 million. Internet advertising revenue increased $4.1 million, or 29%, to $18.4 million. Revenue increased due to increased spending by advertisers in a gradually improving economic environment and our broadcast of the 2012 Summer Olympics. During the 2012 nine-month period, we earned approximately $4.0 million of revenue from local and national advertisers and $1.1 million of revenue from political advertisers during the broadcast of the 2012 Summer Olympics on our ten primary NBC stations. There were no Olympic games during 2011. In addition, local and national advertising revenue was positively influenced by the broadcast of the 2012 Super Bowl on our ten primary NBC channels, earning us approximately $0.8 million, an increase of approximately $0.6 million compared to the broadcast of the 2011 Super Bowl on our then one primary FOX-affiliated channel and then four secondary digital FOX-affiliated channels, which earned us approximately $0.2 million. Our five largest nonpolitical advertising categories on a combined local and national basis by customer type for the 2012 nine-month period demonstrated the following changes in revenue during the 2012 nine-month period compared to the 2011 nine-month period: automotive increased 18%; medical increased 13%; restaurant decreased 4%; communications increased 5%; and furniture and appliances increased 7%. While our internet advertising revenue has also benefited from an improved economy, we continue to focus on and invest resources into our internet sales efforts, which have also resulted in increased internet revenue.

Other revenue increased $1.6 million, or 27%, to $7.4 million in the 2012 nine-month period compared to the 2011 nine-month period due primarily to the receipt of certain copyright royalty payments. If any similar copyright royalty payments are received in future periods, they are likely to recur in lower amounts.  We earned consulting revenue of $1.9 million and $1.7 million in the 2012 and 2011 nine-month periods, respectively, from our agreement with Young.

Broadcast expenses.  Broadcast expenses (before depreciation, amortization and gain on disposal of assets) increased $10.8 million, or 7%, to $155.6 million in the 2012 nine-month period, due primarily to an increase in compensation expense of $5.2 million and non-compensation expense of $5.7 million. Compensation expense increased primarily due to increases in salaries, incentive compensation and pension expenses. Non-compensation expense increased primarily due to an increase in programing costs and national sales commissions.

Corporate and administrative expenses. Corporate and administrative expenses (before depreciation, amortization and gain on disposal of assets) increased $0.2 million, or 2%, to $10.7 million for the 2012 nine-month period. The increase was due primarily to an increase in compensation expense of $0.7 million, partially offset by a decrease in non-compensation expense of $0.5 million.  Compensation expense increased primarily due to increases in salaries, incentive compensation, pension and stock-based compensation expense. We recorded non-cash stock-based compensation expense during the nine-month periods ended September 30, 2012 and 2011 of $324,000 and $102,000, respectively. Non-cash stock based compensation expense increased due to the grant of additional equity incentive awards during the 2012 nine-month period.

Depreciation.  Depreciation of property and equipment decreased $2.8 million, or 14%, to $17.3 million for the 2012 nine-month period. Depreciation decreased due to a greater amount of property and equipment becoming fully depreciated compared to the amount of property and equipment being placed in service during the 2012 nine-month period.

Gain on disposal of assets. Gain on disposal of assets decreased $1.4 million to $0.5 million during the 2012 nine-month period as compared to the 2011 nine-month period. On March 22, 2011, our primary broadcast tower for WEAU-TV, our station which serves the La Crosse – Eau Claire, Wisconsin market, collapsed during inclement weather. Our loss of property due to the tower collapse was covered by insurance. We recorded a gain on disposal on the old tower of $0.7 million and $1.9 million during the 2012 and 2011 nine-month periods, respectively. The decrease in gains recorded on the disposal of the WEAU-TV tower were partially offset by increases in losses recorded upon the disposal of certain equipment during the 2012 and 2011 nine-month periods.

Interest expense.  Interest expense decreased $1.1 million, or 2%, to $45.4 million for the 2012 nine-month period. Interest expense decreased due to a decrease in average interest rates and average principal outstanding. Our average debt balance was $827.2 million and $831.3 million during the 2012 and 2011 nine-month periods, respectively. The average interest rates on our total debt balances were 7.0% and 7.1% during the 2012 and 2011 nine-month periods, respectively.

Income tax expense. We recognized income tax expense of $19.3 million and $0.8 million in the 2012 and 2011 nine-month periods, respectively.  For the 2012 and 2011 nine-month periods, our effective income tax rate was 38.9% and 35.1%, respectively. We estimate our differences between taxable income and recorded income on an annual basis. Our tax provision for each quarter is based upon these full year projections which are revised each reporting period. These projections incorporate estimates of permanent differences between U.S. GAAP income and taxable income, state income taxes and adjustments to our liability for unrecognized tax benefits.  Our effective income tax rate for the 2012 nine-month period as compared to the 2011 nine-month period increased primarily due to a larger reduction, relative to pre-tax U.S. GAAP income, in our estimated liability for unrecognized tax benefits in the 2011 nine-month period as compared to the 2012 nine-month period.

Preferred stock dividends. Preferred stock dividends decreased $1.9 million, or 35%, to $3.6 million for the 2012 nine-month period. The decrease in the dividend was due to fewer shares of our Series D Perpetual Preferred Stock being outstanding during the 2012 nine-month period compared to the 2011 nine-month period.

Liquidity and Capital Resources

General

The following table presents data that we believe is helpful in evaluating our liquidity and capital resources as of and for the periods indicated (dollars in thousands).

	Nine Months Ended September 30,
	2012	2011
Net cash provided by operating activities	$90,338	$37,647
Net cash used in investing activities	(17,227)	(20,080)
Net cash used in financing activities	(32,606)	(13,863)
Net increase in cash	$40,505	$3,704

	As of
	September 30, 2012	December 31, 2011
Cash	$45,695	$5,190
Long-term debt including current portion	$820,632	$832,233
Preferred stock, excluding unamortized original issue discount	$13,199	$24,841
Borrowing availability under our 2007 Senior Credit Facility	$40,000	$31,000

Senior Credit Facility

Our 2007 Senior Credit Facility consisted of a revolving loan and a term loan.  Excluding accrued interest, the amount outstanding under our 2007 Senior Credit Facility as of September 30, 2012 was comprised solely of a term loan balance of $459.4 million. Excluding accrued interest, the amount outstanding under our 2007 Senior Credit Facility as of December 31, 2011 was $472.0 million consisting of a term loan balance of $463.0 and a revolving loan balance of $9.0 million.

As of September 30, 2012 and December 31, 2011, the interest rate on the balance outstanding under the 2007 Senior Credit Facility was 3.7% and 3.8%, respectively.  Also, as of September 30, 2012 and December 31, 2011, we had a deferred loan cost balance, net of accumulated amortization, of $3.5 million and $4.0 million, respectively, related primarily to our 2007 Senior Credit Facility.

As of September 30, 2012 and December 31, 2011, we were in compliance with all covenants required under our 2007 Senior Credit Facility.

On October 12, 2012 (the “Closing Date”), we entered into the New Senior Credit Facility, with Wells Fargo Bank, National Association, as administrative agent, Bank of America, N.A., as syndication agent, Wells Fargo Securities, LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers and joint bookrunners, and the other lenders party thereto.

The New Senior Credit Facility provides total commitments of $595.0 million, consisting of a $40.0 million revolving credit facility (the “New Revolving Credit Facility”) and a $555.0 million term loan facility (the “New Term Loan”), which may be accessed in up to four draws within 45 days of the Closing Date.

Borrowings under the New Revolving Credit Facility bear interest, at our option, based on the Base Rate (as defined below) or the London Interbank Offered Rate (“LIBOR”), in each case plus an applicable margin based on a first lien leverage ratio test as set forth in the New Senior Credit Facility (the “First Lien Ratio Test”). Base Rate is defined as the greatest of (i) the administrative agent’s prime rate, (ii) the overnight federal funds rate plus 0.50% and (iii) one-month LIBOR plus 1.0%.  We are required to pay a commitment fee on the average daily unused portion of the New Revolving Credit Facility, which rate may range from 0.375% to 0.50% on an annual basis, based on the First Lien Ratio Test.

Borrowings under the New Term Loan bear interest, at our option, at either the Base Rate plus 2.50%-2.75% or LIBOR plus 3.50%-3.75%, subject to a LIBOR floor of 1.0%. The New Term Loan also requires us to make quarterly principal repayments equal to 0.25% of the outstanding principal amount of the New Term Loan beginning December 31, 2012.

The New Revolving Credit Facility matures on October 12, 2017 and the New Term Loan matures on October 12, 2019.

On the Closing Date, we borrowed $420.0 million under the New Term Loan. The proceeds from borrowings under the New Senior Credit Facility, together with cash on hand, were used to repay all remaining amounts outstanding under the 2007 Senior Credit Facility, which was then amended and restated, and to pay related fees and expenses.

Our obligations under the New Senior Credit Facility are secured by substantially all of our and our subsidiaries’ assets, including real estate. In addition, our subsidiaries are joint and several guarantors of the obligations and our ownership interests in our subsidiaries are pledged to collateralize the obligations. The New Senior Credit Facility contains affirmative and restrictive covenants that we must comply with, including (a) limitations on additional indebtedness, (b) limitations on liens, (c) limitations on the sale of assets, (d) limitations on guarantees, (e) limitations on investments and acquisitions, (f) limitations on the payment of dividends and share repurchases, (g) limitations on mergers, and (h) maintenance of a total leverage ratio as set forth in the New Senior Credit Facility not to exceed certain maximum limits, as well as other customary covenants for credit facilities of this type.

In connection with the New Senior Credit Facility, we incurred loan issuance costs of approximately $10.2 million, including bank fees, original issue discount and other professional fees. These costs were funded from our existing cash balances. The amendment and restatement of the 2007 Senior Credit Facility was determined to be a significant modification and, as a result, we anticipate that we will record a loss upon early extinguishment of debt of approximately $8.2 million in the quarter ending December 31, 2012 related to the 2007 Senior Credit Facility.

Senior Notes

As of  September 30, 2012 and December 31, 2011, we had $365.0 million of 2015 Notes outstanding. As of both September 30, 2012 and December 31, 2011, the coupon interest rate and the yield on the 2015 Notes were 10.5% and 11.0%, respectively.  The yield on the 2015 Notes exceeded the coupon interest rate because the 2015 Notes were issued with original issue discount. As of September 30, 2012 and December 31, 2011, we had a deferred loan cost balance, net of accumulated amortization, of $5.5 million and $6.1 million, respectively, related primarily to our 2015 Notes.  As of September 30, 2012 and December 31, 2011, we were in compliance with all covenants required under our 2015 Notes.

On September 24, 2012, we commenced the Tender Offer for up to $268.5 million of outstanding 2015 Notes at the redemption price of 108.375%, plus accrued and unpaid interest to, but not including, the date of redemption. Pursuant to the terms thereof, we repurchased approximately $222.6 million in aggregate principal amount of 2015 Notes thereunder. The Tender Offer expired on October 22, 2012.

On October 12, 2012, we issued the Notice of Redemption for all of the 2015 Notes that remained outstanding following the completion of the Tender Offer at the redemption price of 107.875%, as set forth in the indenture governing the 2015 Notes, plus accrued and unpaid interest to, but not including, the date of redemption.  Redemption of the remaining 2015 Notes (the “Redemption”) is expected to occur on November 13, 2012.

In connection with the completion of the Tender Offer and the Redemption, we anticipate that we will record a loss upon early extinguishment of debt of approximately $38.6 million in the quarter ending December 31, 2012 consisting of tender premiums of $30.1 million, recognition of unaccreted original issue discount of $3.7 million, the write off of unamortized deferred financing costs of $4.6 million and the payment of approximately $0.2 million in legal and other professional fees.

On October 9, 2012, we issued $300.0 million in aggregate principal amount of our 2020 Notes. The interest rate on the 2020 Notes is 7.5% per annum. The 2020 Notes were issued at 99.266% of par, resulting in gross proceeds to us of $297.8 million.  Our obligations under the 2020 Notes are our senior unsecured obligations, and are guaranteed by all of our subsidiaries on a senior unsecured basis. In connection with the issuance of the 2020 Notes, we incurred estimated issuance costs of approximately $6.9 million, including bank fees and other professional fees. Net proceeds from the sale of the 2020 Notes were approximately $290.9 million, after deducting the initial purchasers’ discounts and estimated fees and expenses.  We used the net proceeds from the sale of the 2020 Notes (i) to repurchase all of the 2015 Notes validly tendered and not properly withdrawn in the Tender Offer on or before the early tender deadline thereof, (ii) to pay related fees and expenses, including applicable Tender Offer premiums, and (iii) to repurchase the remaining outstanding shares of our Series D Perpetual Preferred Stock, including paying accrued dividends thereon.

The 2020 Notes mature on October 1, 2020.  Interest accrues on the 2020 Notes from October 9, 2012, and interest is payable semiannually, on April 1 and October 1 of each year.  The first interest payment date is April 1, 2013.

We may redeem some or all of the 2020 Notes at any time after October 1, 2015 at specified redemption prices. We may also redeem up to 35% of the aggregate principal amount of the 2020 Notes using the proceeds from certain equity offerings completed before October 1, 2015.  In addition, we may redeem some or all of the 2020 Notes at any time prior to October 1, 2015 at a price equal to 100% of the principal amount thereof plus a make whole premium, and accrued and unpaid interest.  If we sell certain of our assets or experience specific kinds of changes of control, we must offer to repurchase the 2020 Notes.

 Preferred Stock

On July 31, 2012, we repurchased 122.76 shares of our outstanding Series D Perpetual Preferred Stock at their liquidation value of $12.3 million and also paid $7.7 million in accrued dividends related thereto.

As of September 30, 2012 and December 31, 2011, we had 136.45 shares and 259.21 shares, respectively, of Series D Perpetual Preferred Stock outstanding.  The Series D Perpetual Preferred Stock has a face value of $100,000 per share, for a total liquidation value of $13.6 million and $25.9 million as of September 30, 2012 and December 31, 2011, respectively. The Series D Perpetual Preferred Stock had a recorded value of $13.2 million and $24.8 million as of September 30, 2012 and December 31, 2011, respectively.  The difference between the face values and the recorded values was the unaccreted portion of the original issuance discount and issuance cost. Our accrued Series D Perpetual Preferred Stock dividend balances as of September 30, 2012 and December 31, 2011 were $9.0 million and $13.7 million, respectively.

Except for the payment of dividends in connection with the repurchases of shares of our Series D Perpetual Preferred Stock, we did not pay cash dividends on the Series D Perpetual Preferred Stock in any period presented.  In accordance with the terms of the Series D Perpetual Preferred Stock, the dividend rate thereon was at 17.0%  per annum for all periods presented.

On October 9, 2012, we repurchased the remaining 136.45 shares of our then outstanding Series D Perpetual Preferred Stock at their liquidation value of $13.6 million and also paid $9.0 million in accrued dividends related thereto.

Net Cash Provided By (Used In) Operating, Investing and Financing Activities

Net cash provided by operating activities was $90.3 million in the 2012 nine-month period compared to $37.6 million in the 2011 nine-month period.  The increase in cash provided by operations was due primarily to an increase in revenue, while partially offset by an increase in broadcast expenses.

Net cash used in investing activities was $17.2 million in the 2012 nine-month period compared to net cash used in investing activities of $20.1 million for the 2011 nine-month period.  The decrease in cash used in investing activities was largely due to decreased spending for equipment, while partially offset by a decrease in proceeds from asset sales.

Net cash used in financing activities in the 2012 nine-month period was $32.6 million compared to $13.9 million in the 2011 nine-month period. This increase in cash used was due primarily to an increase in repurchases of our Series D Perpetual Preferred Stock and payments of related dividends in the 2012 nine-month period compared to the 2011 nine-month period.

Liquidity

After giving effect to the $222.6 million aggregate principal amount of 2015 Notes repurchased in the Tender Offer, we estimate that we will make at least $148.0 million in additional payments of debt principal during the twelve months immediately following September 30, 2012, including $142.4 million in connection with the Redemption and $5.6 million of debt principal payments under the New Senior Credit Facility. We estimate that we will make approximately $48.9 million in debt interest payments and $17.3 million in capital expenditures during the twelve months immediately following September 30, 2012. Although our cash flows from operations are subject to a number of risks and uncertainties, we anticipate that our cash on hand, future cash expected to be generated from operations, and borrowings from time to time under our New Senior Credit Facility (or any such other credit facility as may be in place at the appropriate time) will be sufficient to fund these debt service obligations and estimated capital expenditures.  We also presently believe that our future cash expected to be generated from operations and borrowing availability under our New Senior Credit Facility (or any such other credit facility) will be sufficient to fund our future capital expenditures and long-term debt service obligations until at least October 12, 2019, which is the maturity date of the New Term Loan under our New Senior Credit Facility.

Capital Expenditures

Capital expenditures in the 2012 and 2011 nine-month periods were $17.7 million and $21.4 million, respectively. On March 22, 2011, our primary broadcast tower for WEAU-TV, our station which serves the La Crosse – Eau Claire, Wisconsin market, collapsed during inclement weather. For the 2012 and 2011 nine-month period included capital expenditures of $0.2 million and $3.0 million for the replacement of our broadcast tower for WEAU-TV. Our capital expenditures incurred during the rebuilding of our WEAU-TV tower is the primary reason for the decrease in capital expenditures for the 2012 nine-month period compared to the 2011 nine-month period.

We anticipate that our capital expenditures for the remainder of 2012 will be approximately $5.3 million.

Other

We file a consolidated federal income tax return and such state or local tax returns as are required.  Although we may earn taxable operating income in future years, as of September 30, 2012, we anticipate that through the use of our available loss carryforwards we will not pay significant amounts of federal or state income taxes in the next several years.

We do not believe that inflation has had a significant impact on our results of operations nor is inflation expected to have a significant effect upon our business in the near future.

During the 2012 nine-month period, we contributed $5.4 million to our pension plans.  During the remainder of fiscal 2012, we expect to contribute an additional $1.3 million to our pension plans.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21 E of the Securities Exchange Act of 1934. Forward-looking statements are all statements other than those of historical fact.  When used in this Quarterly Report, the words “believes,” “expects,” “anticipates,” “estimates,” “will,” “may,” “should” and similar words and expressions are generally intended to identify forward-looking statements.  Among other things, statements that describe our expectations regarding our results of operations, general and industry-specific economic conditions, future pension plan contributions, future capital expenditures, future debt principal payments, future debt interest payments and future amounts associated with our recent refinancing activities are forward-looking statements.  Readers of this Quarterly Report are cautioned that any forward-looking statements, including those regarding the intent, belief or current expectations of our management, are not guarantees of future performance, results or events and involve risks and uncertainties, and that actual results and events may differ materially from those contained in the forward-looking statements as a result of various factors including, but not limited to, those listed under the heading “Risk Factors” in Part II - Item 1A. of this Quarterly Report, as well as the other factors described from time to time in our filings with the Securities and Exchange Commission.  Forward-looking statements speak only as of the date they are made.  We undertake no obligation to update such forward-looking statements to reflect subsequent events or circumstances.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

We believe that the market risk of our financial instruments as of September 30, 2012 has not materially changed since December 31, 2011.  The market risk profile on December 31, 2011 is disclosed in our 2011 Form 10-K.

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

 There were no changes in our internal control over financial reporting during the three-month period ended September 30, 2012 identified in connection with this evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A.  Risk Factors

The following risks are the most significant risks applicable to Gray and its business and amend and restate the risk factors previously disclosed in our 2011 Form 10-K.  These risks are not the only ones we face. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations, financial condition and results of operations.  Our business, financial condition or results of operations could be materially adversely affected by any of these risks.  This document also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in forward-looking statements as a result of certain factors, including the occurrence of one or more of the factors described in the following risk factors.

Risks Related to Our Business

The success of our business is dependent upon advertising revenues, which are seasonal and cyclical, and will also fluctuate as a result of a number of factors, some of which are beyond our control.

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

•
our competitors’ activities, including increased competition from other advertising-based mediums, particularly cable networks, multichannel video programming distributors (collectively, “MVPDs”) and the internet;

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

Current financial and economic conditions continue to be uncertain and the continuation or worsening of such conditions could reduce consumer confidence and have an adverse effect on our business, results of operations and/or financial condition. If consumer confidence were to decline, this decline could negatively affect our advertising customers’ businesses and their advertising budgets. In addition, continued volatile economic conditions could have a negative impact on our industry or the industries of our customers who advertise on our stations, resulting in reduced advertising sales. Furthermore, it may be possible that actions taken by any governmental or regulatory body for the purpose of stabilizing the economy or financial markets will not achieve their intended effect. In addition to any negative direct consequences to our business or results of operations arising from these financial and economic developments, some of these actions may adversely affect financial institutions, capital providers, advertisers or other consumers on whom we rely, including for access to future capital or financing arrangements necessary to support our business. Our inability to obtain financing in amounts and at times necessary could make it more difficult or impossible to meet our obligations or otherwise take actions in our best interests.

We are a holding company with no material independent assets or operations and we depend on our subsidiaries for cash.

We are a holding company with no material independent assets or operations, other than our investments in our subsidiaries. Because we are a holding company, we are dependent upon payment of dividends, distributions, loans or advances to us by our subsidiaries to fund our obligations. These payments could be subject to dividend or other restrictions under applicable laws in the jurisdictions in which our subsidiaries operate. Payments by our subsidiaries are also contingent upon the subsidiaries’ earnings. If we are unable to obtain sufficient funds from our subsidiaries to fund our obligations, our financial condition and ability to meet our obligations may be adversely affected.

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

Our business depends in large part on the success of our network affiliations. Each of our stations is affiliated with at least one major network pursuant to affiliation agreements. Each affiliation agreement provides the affiliated station with the right to broadcast all programs transmitted by the affiliated network during the term of the related agreement. Our affiliation agreements generally expire at various dates through January 1, 2016, including, specifically, an agreement with NBC relating to nine of our stations that was set to expire on January 1, 2012 and which has been extended on a short-term basis by us and NBC while we negotiate a longer-term renewal.

If we cannot enter into affiliation agreements to replace any expiring agreements, we would no longer be able to carry the affiliated network’s programming. This loss of programming would require us to seek to obtain replacement programming. Such replacement programming may involve higher costs and may not be as attractive to our target audiences, thereby reducing our ability to generate advertising revenue. Furthermore, our concentration of CBS and NBC affiliates makes us particularly sensitive to adverse changes in our business relationship with, and the general success of, CBS and NBC.

We can give no assurance that any future affiliation agreements would have economic terms or conditions equivalent to or more advantageous to us than our current agreements. Among other things, one or more networks may require that we pay compensation in exchange for providing our stations with programming and/or for permitting MVPD retransmission of network programming via our stations. If in the future a network or networks imposed more adverse economic terms upon us, such event or events could have a material adverse effect on our business and results of operations.

In addition, if we are unable to renew or replace any existing affiliation agreements, we may be unable to satisfy certain obligations under our existing or any future retransmission consent agreements with MVPDs and/or secure payment of retransmission consent fees under such agreements. Furthermore, if in the future a network limited or removed our ability to retransmit network programming to MVPDs, we may be unable to satisfy certain obligations or criteria for fees under any existing or any future retransmission consent agreements. In either case, such an event could have a material adverse effect on our business and results of operations.

We are also dependent upon our retransmission consent agreements with MVPDs, and we cannot predict the outcome of potential regulatory changes to the retransmission consent regime.

We are also dependent, in significant part, on our retransmission consent agreements. A significant number of our existing retransmission consent agreements were renewed effective January 1, 2012. Our remaining retransmission consent agreements are set to expire through 2014. No assurances can be provided that we will be able to renegotiate all of such agreements on favorable terms, on a timely basis, or at all. The failure to renegotiate such agreements could have a material adverse effect on our business and results of operations.

Our ability to successfully negotiate future retransmission consent agreements may be hindered by potential legislative or regulatory charges to the framework under which these agreements are negotiated. In March 2011, the FCC issued a Notice of Proposed Rulemaking (NPRM) to consider changes to its rules governing the negotiation of retransmission consent agreements. The FCC concluded that it lacked statutory authority to impose mandatory arbitration or interim carriage obligations in the event of a dispute between broadcasters and pay television operators. The FCC, however, sought comment on whether it should (1) strengthen the existing regulatory provision requiring broadcasters and MVPDs to negotiate retransmission consent in “good faith,” (2) enhance notice obligations to consumers of potential disruptions in service, and/or (3) extend the prohibition on ceasing carriage of a broadcast station’s signal during an audience measurement period to DBS systems. The NPRM also questioned whether the Commission should eliminate the network non-duplication and syndicated exclusivity rules. The FCC has not yet issued a decision in this proceeding, and we cannot predict the outcome of any FCC regulatory action in this regard.

In addition, certain online video distributors and other over-the-top video providers (“OVDs”) have begun to stream broadcast programming over the Internet without the consent of the broadcast station. In one case, a federal district court issued a preliminary injunction enjoining an OVD from streaming broadcast programming because the OVD was unlikely to demonstrate that it was eligible for the statutory copyright license that provides cable operators with the requisite copyrights to retransmit broadcast programming, and, in August 2012, the U.S. Court of Appeals for the Second Circuit (the “Second Circuit”) affirmed the district court’s decision. In another case, a preliminary injunction against another entity providing access to broadcast programming over the Internet was denied where the federal district court indicated that the operator was likely to prevail in demonstrating that the leasing of equipment that enables a consumer to access broadcast programming over the Internet is not a copyright violation. That ruling has been appealed to the Second Circuit and remains pending. In 2010, the FCC’s Media Bureau, in a program access proceeding, tentatively concluded that one OVD had not shown that it was an MVPD for purposes of demonstrating eligibility for the program access rules, and in March 2012, the FCC, recognizing that the classification could have implications under the retransmission consent requirements, issued a public notice seeking comment on the proper interpretation of the term “MVPD” under FCC rules. We cannot predict the outcome of the pending litigation or of the FCC’s interpretive proceedings. However, if the courts determine that consent of the broadcast station is not required and if the FCC determines that an OVD is not an MVPD, our business and results of operations could be materially and adversely affected.

We operate in a highly competitive environment. Competition occurs on multiple levels (for audiences, programming and advertisers) and is based on a variety of factors. If we are not able to successfully compete in all relevant aspects, our revenues will be materially adversely affected.

As described elsewhere herein, television stations compete for audiences, certain programming (including news) and advertisers. Signal coverage and carriage on MVPD systems also materially affect a television station’s competitive position. With respect to audiences, stations compete primarily based on broadcast program popularity. We cannot provide any assurances as to the acceptability by audiences of any of the programs we broadcast. Further, because we compete with other broadcast stations for certain programming, we cannot provide any assurances that we will be able to obtain any desired programming at costs that we believe are reasonable. Cable-network programming, combined with increased access to cable and satellite TV, has become a significant competitor for broadcast television programming viewers. Cable networks’ viewership and advertising share have increased due to the growth in MVPD penetration (the percentage of television households that are connected to a MVPD system). Further increases in the advertising share of cable networks could materially adversely affect the advertising revenue of our television stations.

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

 We consider broadcast advertising revenue to be revenue earned from the sale of advertisements broadcast by our stations.  We derive a material portion of our non-political broadcast advertising revenue from advertisers in a limited number of industries, primarily the automotive, medical and restaurant industries. For the three and nine month period ended September 30, 2012 and 2011, the largest contributor to our non-political broadcast advertising revenue was the automotive industry.  For the three month periods ended September 30, 2012 and 2011, we derived approximately 19% and 21%, respectively, of our total broadcast advertising revenue from the automotive industry, and for the nine month periods ended September 30, 2012 and 2011, we derived approximately 20% and 21% of our total broadcast advertising revenue from this industry.  Our results of operations and financial condition could be materially adversely effected if broadcast advertising revenue from the automotive, or certain other industries, such as the medical, restaurant, communications or furniture and appliances, industries, declined.

We consider political broadcast advertising revenue to be revenue earned from the sale, to political candidates, political parties and related special interest groups, of advertisements broadcast by our stations.  In even numbered years, we derive a material portion of our broadcast advertising revenue from political broadcast advertisers.   For the three month periods ended September 30, 2012 and 2011, we derived approximately 29% and 8%, respectively, of our total broadcast advertising revenue from political broadcast advertisers, and for the nine month periods ended September 30, 2012 and 2011, we derived approximately 19% and 5% of our total broadcast advertising revenue from this group.  If political broadcast advertising revenue declined, especially in an even numbered year, our results of operations and financial condition could also be materially adversely affected.

Our pension plan obligations are currently underfunded, and, if certain factors worsen, we may have to make significant cash payments to some or all of these plans, which could reduce the cash available for our business.

We have underfunded obligations under our defined benefit pension plans. The funded status of our pension plans is dependent upon many factors, including returns on invested assets, the level of certain market interest rates and the discount rate used to determine pension obligations. Unfavorable returns on the plan assets or unfavorable changes in applicable laws or regulations may materially change the timing and amount of required plan funding, which could reduce the cash available for our business. In addition, a decrease in the already historically low discount rate used to determine pension obligations could result in an increase in the valuation of pension obligations, which could affect the reported funding status of our pension plans and future contributions, as well as the periodic pension cost in subsequent fiscal years.

Any potential hostilities or terrorist attacks, or similar events leading to broadcast interruptions, may affect our revenues and results of operations.

If the United States engages in additional foreign hostilities or existing hostilities escalate, or if the United States experiences a terrorist attack or experiences any similar event resulting in interruptions to regularly scheduled broadcasting, we may lose advertising revenue and/or incur increased expenses. Lost revenue and increased expenses may be due to pre-emption, delay or cancellation of advertising campaigns, and increased costs of covering such events. We cannot predict the (i) extent or duration of any future disruption to our programming schedule, (ii) amount of advertising revenue that would be lost or delayed or (iii) amount by which our broadcasting expenses would increase as a result. Any such loss of revenue and increased expenses could negatively affect our future results of operations.

We have, in the past, incurred impairment charges on our goodwill and/or broadcast licenses, and any such future charges may have a material adverse effect on the value of our total assets.

As of September 30, 2012, the book value of our broadcast licenses was $819.2 million and the book value of our goodwill was $170.5 million, in comparison to total assets of $1.3 billion. Not less than annually, and more frequently if necessary, we are required to evaluate our goodwill and broadcast licenses to determine if the estimated fair value of these intangible assets is less than book value. If the estimated fair value of these intangible assets is less than book value, we will be required to record a non-cash expense to write-down the book value of the intangible asset to the estimated fair value. We cannot make any assurances that any required impairment charges will not have a material adverse effect on our total assets.

We do not currently pay cash dividends on either class of our common stock. To the extent an investor ascribes value to a dividend paying stock, the value of our stock may be correspondingly reduced.

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

We generate a portion of our advertising revenue from the sale of advertisements on our internet sites. Our ability to maintain or increase this advertising revenue is largely dependent upon the number of users actively visiting our internet sites. We also must increase user engagement with our internet sites in order to increase our advertising revenue. Because internet advertising techniques are evolving, if our technology and advertisement serving techniques do not evolve to meet the changing needs of advertisers, our advertising revenue could also decline. Changes in our business model, advertising inventory or initiatives could also cause a decrease in our internet advertising revenue.

In addition, internet advertisements are reportedly becoming a means to distribute viruses over the internet and obtain users’ private information. If this practice becomes more prevalent, it could result in consumers becoming less inclined to click through online advertisements, which could adversely affect the demand for internet advertising. We do not have long-term agreements with most of our internet advertisers. Any termination, change or decrease in our advertising relationships could have a material adverse effect on our revenue and profitability. If we do not maintain or increase our advertising revenue, our business, results of operations and financial condition could be materially adversely affected.

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

Risks Related to Our Indebtedness

We have substantial debt and have the ability to incur additional debt. The principal and interest payment obligations on such debt may restrict our future operations and impair our ability to meet our obligations.

As of November 13, 2012, assuming the Redemption is completed on that date, we anticipate that we and our subsidiaries will have approximately $855.0 million aggregate principal amount of outstanding indebtedness at face value (excluding intercompany indebtedness). In addition, the terms of our New Senior Credit Facility permit, and the terms of the indentures governing the 2020 Notes and the 2015 Notes (until the completion of the Redemption) permit, us to incur additional indebtedness, subject to our ability to meet certain borrowing conditions.

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

Our ability to service our significant financial obligations depends on our ability to generate significant cash flow. This is partially subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control. We cannot assure you that our business will generate cash flow from operations, that future borrowings will be available to us under our New Senior Credit Facility or any other credit facilities, or that we will be able to complete any necessary financings, in amounts sufficient to enable us to fund our operations or pay our debts and other obligations, or to fund other liquidity needs. If we are not able to generate sufficient cash flow to service our obligations, we may need to refinance or restructure our debt, sell assets, reduce or delay capital investments, or seek to raise additional capital. Additional debt or equity financing may not be available in sufficient amounts, at times or on terms acceptable to us, or at all. If we are unable to implement one or more of these alternatives, we may not be able to service our debt or other obligations, which could result in us being in default thereon, in which circumstances our lenders could cease making loans to us, and lenders or other holders of our debt could accelerate and declare due all outstanding obligations due under the respective agreements, which could have a material adverse effect on us. In addition, the current volatility in the capital markets may also impact our ability to obtain additional financing, or to refinance our existing debt, on terms or at times favorable to us.

The agreements governing our various debt obligations impose restrictions on our business and limit our ability to undertake certain corporate actions.

The agreements governing our various debt obligations, including the indentures governing the 2020 Notes and the 2015 Notes (until the completion of the Redemption) and the agreements governing our New Senior Credit Facility, include covenants imposing significant restrictions on our business. These restrictions may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise. These covenants place restrictions on our ability to, among other things:

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

Our New Senior Credit Facility also requires us to comply with a number of financial ratios and covenants.

Our ability to comply with these agreements may be affected by events beyond our control, including prevailing economic, financial and industry conditions. These covenants could have an adverse effect on our business by limiting our ability to take advantage of financing, merger and acquisition or other corporate opportunities. The breach of any of these covenants or restrictions could result in a default under the indentures governing the 2020 Notes and the 2015 Notes (until the completion of the Redemption) or our New Senior Credit Facility. An event of default under any of our debt agreements could permit some of our lenders, including the lenders under our New Senior Credit Facility, to declare all amounts borrowed from them, together with accrued and unpaid interest, to be immediately due and payable which could, in turn, trigger defaults under other debt obligations and could result in the termination of commitments of the lenders to make further extensions of credit under our New Senior Credit Facility. If we were unable to repay debt to our lenders, or were otherwise in default under any provision governing our outstanding secured debt obligations, our secured lenders could proceed against us and the subsidiary guarantors and against the collateral securing that debt.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our annual debt service obligations to increase significantly.

Borrowings under our New Senior Credit Facility are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on our variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash available to service our obligations would decrease.

Risks Related to Regulatory Matters

Federal broadcasting industry regulations limit our operating flexibility.

The FCC regulates all television broadcasters, including us. We must obtain FCC approval whenever we (i) apply for a new license, (ii) seek to renew, modify or assign a license, (iii) purchase a broadcast station and/or (iv) transfer the control of one of our subsidiaries that holds a license. Our FCC licenses are critical to our operations, and we cannot operate without them. We cannot be certain that the FCC will renew these licenses in the future or approve new acquisitions, mergers, divestitures or other business activities. Our failure to renew any licenses upon the expiration of any license term could have a material adverse effect on our business.

Federal legislation and FCC rules have changed significantly in recent years and may continue to change. These changes may limit our ability to conduct our business in ways that we believe would be advantageous and may affect our operating results.

The FCC can sanction us for programming broadcast on our stations that it finds to be indecent.

Over the past several years, the FCC has increased its enforcement efforts regarding broadcast indecency and profanity. In 2006, the statutory maximum fine for broadcasting indecent material increased from $32,500 to $325,000 per incident. In June 2012, the Supreme Court decided a challenge to the FCC’s indecency enforcement without resolving the scope of the FCC’s ability to regulate broadcast content. The FCC has not yet issued any further decisions under or statements concerning its indecency enforcement authority, and the courts remain free to review the FCC’s current policy or any modifications thereto. The outcomes of these proceedings could affect future FCC policies in this area, and we are unable to predict the outcome of any such judicial proceeding, which could have a material adverse effect on our business.

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

In 2010, the FCC delivered to Congress a “National Broadband Plan.” The National Broadband Plan, among other things, makes recommendations regarding the use of spectrum currently allocated to television broadcasters, including seeking the voluntary surrender of certain portions of the television broadcast spectrum and repacking the currently allocated spectrum to make portions of that spectrum available for other wireless communications services. If some or all of our television stations are required to change frequencies or reduce the amount of spectrum they use, our stations could incur substantial conversion costs, reduction or loss of over-the-air signal coverage or an inability to provide high definition programming and additional program streams, including mobile video services.

In late February 2012, Congress passed and the President signed legislation that, among other things, grants the FCC authority to conduct auctions of certain spectrum currently used by television broadcasters. These auctions would have two parts. First, the FCC would conduct a reverse auction by which a television broadcaster may volunteer, in return for payment, to relinquish its station’s spectrum by surrendering its license; relinquish part of its spectrum and thereafter share spectrum with another station; or modify a UHF channel license to a VHF channel license. Second, the FCC would conduct a forward auction of the relinquished auction to new users. The FCC must complete the reverse auction and the forward auction by September 30, 2022. To accommodate the spectrum reallocation to new users, the FCC may require that television stations that do not participate in the auction modify their transmission facilities. The legislation authorizes the FCC to reimburse stations for reasonable relocation costs up to a total across all stations of $1.75 billion. In addition, the legislation directs the FCC to use “reasonable efforts” to preserve a station’s coverage area and population served, and it prevents the FCC from requiring that a station involuntarily move from the UHF band to the VHF band or from the high VHF band to the low VHF band.

On April 27, 2012, the FCC issued a Report and Order modifying the FCC’s rules to establish a licensing framework to allow two or more broadcast stations to share a 6Mhz channel. On September 28, 2012, the FCC adopted a Notice of Proposed Rulemaking to implement an incentive auction of broadcast television spectrum. Comments on the rulemaking proposals are due on December 21, 2012, and Reply Comments are due on February 19, 2013.  We cannot predict the likelihood, timing or outcome of any Congressional or FCC regulatory action with respect to the implementation of the National Broadband Plan, incentive auctions, or repacking of broadcast television spectrum, nor the impact of any such changes upon our business.

Item 6.  Exhibits

Number	Exhibit

4.1
Indenture, dated as of October 9, 2012, by and among Gray Television, Inc., the guarantors signatory thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed with the SEC on October 9, 2012)

4.2
Registration Rights Agreement, dated as of October 9, 2012, by and among Gray Television, Inc., the guarantors party thereto, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 9, 2012)

10.1
Amended and Restated Credit Agreement, dated as of October 12, 2012, by and among Gray Television, Inc., as Borrower, the lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Bank, Bank of America, N.A., as Syndication Agent, and Wells Fargo Securities, LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Joint Lead Arrangers and Joint Bookrunners (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 15, 2012)

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

GRAY TELEVISION, INC. (Registrant)

Date: October 31, 2012	By:	/s/ James C. Ryan
James C. Ryan,
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Number	Exhibit

31.1	Rule 13(a) – 14(a) Certificate of Chief Executive Officer

31.2	Rule 13(a) – 14(a) Certificate of Chief Financial Officer

32.1	Section 1350 Certificate of Chief Executive Officer

32.2	Section 1350 Certificate of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document