Form 10-K
period 2012-12-31
GRAY TELEVISION INC
filed 2013-03-05
CIK 43196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2012 or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number 1-13796

GRAY TELEVISION, INC.
(Exact Name of Registrant as Specified in its Charter)

Georgia	58-0285030
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

4370 Peachtree Road, NE Atlanta, GA	30319
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:  (404) 504-9828

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Class A Common Stock (no par value) Common Stock (no par value)	New York Stock Exchange New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting stock (based upon the closing sales prices quoted on the New York Stock Exchange) held by non-affiliates of the registrant (solely for purposes of this calculation, all directors, executive officers and 10% or greater stockholders of the registrant are considered to be “affiliates”) as of  June 29, 2012: Class A Common Stock and Common Stock; no par value –$73,701,960.

The number of shares outstanding of the registrant’s classes of common stock as of  February 25, 2013:  Class A Common Stock; no par value –5,753,020 shares; Common Stock, no par value –51,768,945 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the annual meeting of stockholders, to be filed within 120 days of the registrant’s fiscal year end, pursuant to Regulation 14A are incorporated by reference into Part III hereof.

Gray Television Inc.

PART 1

Item 1.    Business.

In this annual report on Form 10-K (the “Annual Report”), unless otherwise indicated or the context otherwise requires, the words ”Gray,” “we,” “us,” and “our” refer to Gray Television, Inc. and its subsidiaries. Our discussion of the television (or “TV”) stations that we own and operate does not include our interest in the television and radio stations owned by Sarkes Tarzian, Inc.

Our common stock, no par value, and our Class A common stock, no par value, have been listed on The New York Stock Exchange (the “NYSE”) and traded under the symbols “GTN” and “GTN.A” since 1996 and 1995, respectively.

Unless otherwise indicated, all station rank, in-market share and television household data herein are derived from reports prepared by Nielsen Media Research Company (“Nielsen”), a national audience measuring service. While we believe this data to be accurate and reliable, we have not independently verified such data.

General

We are a television broadcast company headquartered in Atlanta, Georgia, that owns and operates television stations broadcasting 40 primary channels and 45 secondary channels in 30 television markets. Nineteen of our primary channels and one secondary channel are affiliated with the CBS Network owned by CBS Inc. (“CBS”), ten primary channels are affiliated with the NBC Network owned by National Broadcasting Company, Inc. (“NBC”), eight primary channels and one secondary channel are affiliated with the ABC Network owned by American Broadcasting Company (“ABC”), and three primary channels and two secondary channels are affiliated with the FOX Network owned by the FOX Broadcasting Company (“FOX”).

Within a market, our secondary broadcast channels are generally affiliated with networks different from those affiliated with our primary broadcast channels, and are operated by us to make better use of our broadcast spectrum by providing supplemental and/or alternative programming to our primary channels.  Certain of our secondary channels are affiliated with more than one network simultaneously. In addition to ABC, CBS and FOX, our secondary channels are affiliated with the following networks: CW Network or the CW Plus Network, both owned by The CW Network, LLC (collectively, “CW”), Master Distribution Service, Inc. (an affiliate of Twentieth Television, Inc.) (“MyNetworkTV” or “MyNet.”), the MeTV Network owned by Weigel Broadcasting Co. (“MeTV”), This TV Network also owned by Weigel Broadcasting (“This TV”), Untamed Sports Network (“USN”), the Country Network (“TCN”) and Antenna TV (“Ant.”). We also broadcast nine local news/weather channels in certain of our existing markets. Our combined TV station group reaches approximately 6.2% of total United States households.

In addition, we have entered into agreements to acquire one full-power television station and two low power television stations in the Lincoln, Nebraska market, and one low power television station in Dothan, Alabama.  We anticipate completing these acquisitions in the first and second quarters of 2013, respectively.

Our operating revenues are derived primarily from broadcast and internet advertising and from other sources such as production of commercials, tower rentals, retransmission consent fees and management fees. For the years ended December 31, 2012 and 2011, we generated revenue of $404.8 million and $307.1 million, respectively.

Television Industry Background

The Federal Communications Commission (the “FCC”) grants broadcast licenses to television stations. Historically, there have been a limited number of channels available for broadcasting in any one geographic area.

Television station revenue is derived primarily from local, regional and national advertising.  Television station revenue is derived to a much lesser extent from retransmission consent fees; network compensation; studio and tower space rental fees; and commercial production activities.  “Advertising” refers primarily to advertisements broadcast by television stations, but it also includes advertisements placed on a television station’s website and sponsorships of television programming and off-line content (such as email messages, mobile applications, and other electronic content distributed by stations). Advertising rates are based upon: (i) the size of a station’s market, (ii) a station’s overall ratings, (iii) a program’s popularity among targeted viewers, (iv) the number of advertisers competing for available time, (v) the demographic makeup of the station’s market, (vi) the availability of alternative advertising media in the market, (vii) the presence of effective sales forces and (viii) the development of projects, features and programs that tie advertiser messages to programming.  Advertising rates can also be determined in part by a station’s overall ratings and in-market share, as well as the station’s ratings and market share among particular demographic groups that an advertiser may be targeting.  Because broadcast stations rely on advertising revenues, they are sensitive to cyclical changes in the economy.  The sizes of advertisers’ budgets, which can be affected by broad economic trends, can affect the broadcast industry in general and the revenues of individual broadcast television stations.

Each commercial television station in the United States is assigned by Nielsen to one of 210 geographic television markets or designated market areas (“DMAs”). These markets are ranked in size according to their number of television households, with the market having the largest number of television households (New York City) ranked first.  Each DMA is an exclusive geographic area consisting of all counties (and in some cases, portions of counties) in which the home-market commercial television stations receive the greatest percentage of total viewing hours. Nielsen periodically publishes data on estimated audiences for the television stations in each DMA.

Strategy

Our success is based on the following strategies for growing our revenues and operating cash flows:

Maintain and Grow our Market Leadership Position

We have the #1 ranking in overall audience in 22 of the 30 markets in which we operate. We are ranked #2 in seven of our other markets. We have the #1 ranking in local news audience in 23 of our markets and our news audience share significantly over indexes the national average of the networks’ audience share for both early evening and late night news.

We believe there are significant advantages in operating the #1 or #2 television broadcasting stations. Strong audience and market share allows us to enhance our advertising revenue through price discipline and leadership. We believe a top-rated news platform is critical to capturing incremental sponsorship and political advertising revenue. Our high-quality station group allows us to generate high operating margins, which allows us additional opportunities to reinvest in our business to further strengthen our network and news ratings. Furthermore, we believe operating the top ranked stations in our various markets allows us to attract and retain top talent.

We also believe that our leadership position in the markets in which we operate gives us additional leverage to negotiate retransmission contracts with multiple cable system operators, telephone video distributors, direct broadcast satellite (“DBS”) operators, and other multichannel video programming distributors (collectively, “MVPDs”). We believe it helps us in our negotiations with networks when negotiating our network affiliation agreements with them.

We intend to maintain our market leadership position through continued prudent investment in our news and syndicated programs, as well as continued technological advances and program improvements. We continue to convert our local studios in select markets to be able to provide high definition digital broadcasting (“HD”) to further enhance the visual quality of our local programs, which we believe will drive incremental viewership, and we expect to continue to invest in local HD conversion over the next few years.

Pursue New Media Opportunities

We currently operate web, mobile and desktop applications in all of our markets. We have focused on expanding relevant local content, such as news, weather and sports, on our websites to drive increased page views. We have experienced strong growth in internet page views in the past, with page views growing at approximately a 46.3% compound annual growth rate from 2003 to 2012, and we anticipate continued growth in the future. We believe increased page views will result in increased internet revenue.

Our aggregate internet revenue is derived from two sources. The first is advertising or sponsorship opportunities directly on our websites, referred to as “direct internet revenue.” The other source is television advertising time purchased by our clients to directly promote their involvement in our websites, referred to as “internet-related commercial time sales.”

We are a member of the Open Mobile Video Coalition, which aims to accelerate the development and rollout of mobile DTV products and services, maximizing the full potential of the digital television spectrum.  As of January 1, 2013, we are testing mobile television services in three markets.

Monetize Digital Spectrum

We currently broadcast 45 secondary channels. We created our secondary channels to better utilize our excess broadcast spectrum. Our secondary channels are affiliated with networks different from those affiliated with our primary channels and are operated by us to make better use of our broadcast spectrum by providing supplemental and/or alternative programming to our primary channels. Certain of our secondary channels are affiliated with more than one network simultaneously.

Our strategy includes expanding upon our digital offerings, and we evaluate potential opportunities from time to time either on our own and/or in partnership with other companies, as such opportunities present themselves. We intend to aggressively pursue the use of our spectrum for additional opportunities such as local video on demand, music on demand and other digital downloads. We also evaluate opportunities to use spectrum for future delivery of television broadcasts to handheld and other mobile devices.

Prudent Cost Management

Historically, we have closely managed our costs to maintain our margins. We believe that our market leadership position gives us additional negotiating leverage to enable us to lower our syndicated programming costs. We have increased the efficiency of our stations by automating processes as a part of the conversion of local studios to digital. As of December 31, 2012, we had reduced our total number of employees by 367, or 15.0%, since December 31, 2007.  We intend to continue to seek and implement additional cost saving opportunities in the future.

Cyclicality, Seasonality and Revenue Concentrations

Because broadcast stations like ours rely on advertising revenue, they are sensitive to cyclical changes in the economy. As a result, our non-political advertising revenue was significantly negatively affected during the economic recession in 2007 to 2009, but improved along with the general economic environment in 2010, 2011 and 2012.  Our political advertising revenue was not as significantly affected by the recession as our non-political advertising revenue.

Broadcast advertising revenue is generally highest in the second and fourth quarters each year. This seasonality results partly from increases in consumer advertising in the spring and retail advertising in the period leading up to and including the Christmas holiday season.  Broadcast advertising revenue is also typically higher in even-numbered years due to spending by political candidates, political parties and special interest groups. This political advertising spending typically is heaviest during the fourth quarter.

We consider broadcast advertising revenue to be revenue earned from the sale of advertisements broadcast by our stations.  Although no single customer represented more than 5% of our broadcast advertising revenue for the years ended December 31, 2012 or 2011, we derived a material portion of our non-political broadcast advertising revenue from advertisers in a limited number of industries, particularly the automotive industry. For the years ended December 31, 2012 and 2011, we derived approximately 18% and 21%, respectively, of our total broadcast advertising revenue from customers in the automotive industry. Our results of operations and financial condition could be materially adversely affected if broadcast advertising revenue from the automotive, or certain other industries, such as the medical, restaurant, communications, furniture and appliances, industries, declined.

Markets and Stations

Gray operates in DMAs ranked between 61 and 193 and primarily focuses its operations on university towns and state capitals. Our markets include 17 university towns, representing enrollment of approximately 474,000 students, and eight state capitals. We believe university towns and state capitals provide significant advantages as they generally offer more favorable advertising demographics, more stable economics and a stronger affinity between local stations and university sports teams.

We have a strong, market leading position in our markets. We believe a key driver for our strong market position is the strength of our local news and information programs. Our news audience share significantly over indexes the national average of the networks’ audience share based on the Nielsen Station Index (“NSI”) national average market share in November 2012 for both early evening and late night news. We believe that our market position and our strong local revenue streams have enabled us to maintain more stable revenues in recent challenging economic conditions compared to many of our peers.

We are diversified across our markets and network affiliations. Our largest market by Company revenue is Charleston/Huntington, WV, which contributed approximately 7% and 8% of our revenue for the years ended December 31, 2012 and 2011, respectively. Our top 10 markets by Company revenue contributed 50% and 51% of our revenue for the years ended December 31, 2012 and 2011, respectively. For the years ended December 31, 2012 and 2011, our CBS-affiliated channels accounted for 42% and 45%, respectively, of our revenue, our NBC-affiliated channels accounted for 39% and 36%, respectively, of our revenue, our ABC-affiliated channels accounted for 15% and 14%, respectively of our revenue and our FOX-affiliated channels accounted for approximately 1%, of our revenue.

All of our stations broadcast primary channels that are affiliated with major networks. In addition to the primary channels, the majority of our stations also broadcast secondary digital channels that are affiliated with various networks. The terms of our affiliations with these networks are governed by network affiliation agreements. Each network affiliation agreement provides the affiliated station with the right to broadcast all programs transmitted by the affiliated network. Our network affiliation agreements expire at various dates through December 31, 2016.

The following table provides information about all of our owned and operated television stations as of February 1, 2013.

									Primary Channel
DMA Rank				Primary Channels		Secondary Channels		Broadcast License	Station Rank in	News Rank in
(a)	Market	Station		Affil.(b)	Exp. (c)	Affil.(b)	Exp. (c)	Expiration	DMA (d)	DMA (e)

61	Knoxville, TN	WVLT		CBS	12/31/14	MyNet.	10/04/14	08/01/13	2	2

64	Lexington, KY	WKYT		CBS	12/31/14	CW	09/17/14	08/01/13	1	2
						News	NA

65	Charleston/Huntington, WV	WSAZ		NBC	12/31/15	MyNet.	10/04/14	10/01/12 (i)	1	1

66	Wichita/Hutchinson, KS	KAKE		ABC	12/31/13	MeTV	9/6/2015	06/01/14	2	2
	(Colby, KS)	KLBY	(f)	ABC	12/31/13	NA	NA	06/01/14	2	2
	(Garden City, KS)	KUPK	(f)	ABC	12/31/13	NA	NA	06/01/14	2	2

75	Omaha, NE	WOWT		NBC	12/31/15	News	NA	06/01/14	2	1

85	Madison, WI	WMTV		NBC	12/31/15	News	NA	12/01/13	1	1

88	Waco-Temple-Bryan, TX	KWTX		CBS	12/31/14	CW	08/31/14	08/01/14	1	1
	(Bryan, TX)	KBTX	(g)	CBS	12/31/14	CW	08/31/14	08/01/14	1	1

89	Colorado Springs, CO	KKTV		CBS	12/31/14	MyNet.	10/04/14	04/01/14	1	2

95	South Bend, IN	WNDU		NBC	12/31/15	NA	NA	08/01/13	2	1

100	Greenville/New Bern/
	Washington, NC	WITN		NBC	12/31/15	MyNet.	10/04/14	12/01/20	1	1
						MeTV	03/09/14

105	Lincoln/Hastings/Kearney, NE	KOLN		CBS	12/31/14	MyNet.	10/04/14	06/01/14	1	1
	Grand Island, NE	KGIN	(h)	CBS	12/31/14	MyNet.	10/04/14	06/01/14	1	1

106	Tallahassee, FL/
	Thomasville, GA	WCTV		CBS	12/31/14	MyNet.	10/04/14	04/01/13	1	1

108	Reno, NV	KOLO		ABC	12/31/13	USN	12/31/13	10/01/14	1	1

113	Augusta, GA	WRDW		CBS	12/31/14	MyNet.	10/04/14	04/01/13	1	1
						TCN	01/14/13

115	Lansing, MI	WILX		NBC	12/31/15	News	NA	10/01/13	2	1

128	La Crosse/Eau Claire, WI	WEAU		NBC	12/31/15	News	NA	12/01/13	1	1

134	Wausau/Rhinelander, WI	WSAW		CBS	12/31/14	MyNet.	10/04/14	12/01/13	2	2
						News	NA

135	Rockford, IL	WIFR		CBS	12/31/14	Ant.	01/01/16	12/01/13	1	1

136	Topeka, KS	WIBW		CBS	12/31/14	MyNet.	10/04/14	06/01/14	1	1
						MeTV	08/07/15

150	Albany, GA	WSWG		CBS	12/31/14	MyNet.	10/04/14	04/01/13	3	NA (j)
						CW	08/31/15

									Primary Channel
DMA Rank			Primary Channels		Secondary Channels		Broadcast License		Station Rank in	News Rank in
(a)	Market	Station	Affil.(b)	Exp. (c)	Affil.(b)	Exp. (c)	Expiration		DMA (d)	DMA (e)

159	Panama City, FL	WJHG	NBC	12/31/15	CW	08/31/15	02/01/21		1	1
					News	NA
		WECP	CBS	12/31/16	MyNet.	10/04/14	02/01/13	(i)	(k)	(k)

161	Sherman,TX/Ada, OK	KXII	CBS	12/31/14	FOX	06/30/14	08/01/14		1	1
					MyNet.	10/04/14

169	Dothan, AL	WTVY	CBS	12/31/14	CW	08/31/15	04/01/13		1	1
					MyNet.	10/04/14

178	Harrisonburg, VA	WHSV	ABC	12/31/13	ABC	12/31/13	10/01/12	(i)	1	1
					FOX	06/30/14
					MyNet.	10/04/14
		WSVF	FOX	06/30/14	CBS	12/31/16	10/01/12	(i)	(k)	(k)

182	Bowling Green, KY	WBKO	ABC	12/31/13	FOX	06/30/14	08/01/14		1	1
					CW	08/31/13

183	Charlottesville, VA	WCAV	CBS	12/31/14	News	NA	10/01/12	(i)	2	2
		WVAW	ABC	12/31/13	NA	NA	10/01/12	(i)	3	4
		WAHU	FOX	06/30/14	MyNet.	10/04/14	10/01/12	(i)	4	3

185	Grand Junction, CO	KKCO	NBC	01/01/16	MeTV	06/28/15	04/01/14		1	1

186	Meridian, MS	WTOK	ABC	12/31/13	CW	08/31/15	06/01/13		1	1
					MyNet.	10/04/14

193	Parkersburg, WV	WTAP	NBC	12/31/15	News	NA	10/01/12	(i)	1	1
		WOVA	FOX	06/30/14	NA	NA	10/01/20		(k)	(k)
		WIYE	CBS	12/31/16	MyNet.	10/04/14	10/01/20		(k)	(k)

(l)	Hazard, KY	WYMT	CBS	12/31/14	NA	NA	08/01/13		1	1

NA	Not applicable

(a)	DMA rank for the 2012-2013 television season based on information published by Nielsen.

(b)
Indicates network affiliations. All primary channels and the majority of secondary channels broadcast by the stations are affiliated with a network.  We also have independent secondary channels broadcasting local news and weather. Such channels are identified as “News.”

(c)	Indicates approximate expiration dates of network affiliation agreements.

(d)	Based on Nielsen data for the February, May, July and November 2012 rating periods.

(e)	Based on Nielsen data for the February, May, July and November 2012 rating periods for various news programs.

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

(j)	This station does not currently broadcast local news that is specific to the Albany, Georgia market.

(k)	The rankings for WECP, WSVF, WOVA and WIYE had not yet been determined.

(l)
The rankings shown for WYMT-TV are based on Nielsen data for the trading area (an area not defined as a distinct DMA) for the four most recent reporting periods, which are November 2011, February 2012, May 2012 and November 2012.

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

Most successful commercial television stations obtain their brand identity from locally produced news programs. Notwithstanding this, however, the affiliation of a station’s channels with one of the four major networks can have a significant impact on the station’s programming, revenues, expenses and operations. A typical network provides an affiliate with network programming in exchange for a substantial majority of the advertising time available for sale during the airing of the network programs. The network then sells this advertising time and retains the revenue. The affiliate sells the remaining advertising time available within the network programming and non-network programming, and the affiliate retains most or all of such revenue from these sales. In seeking to acquire programming to supplement network-supplied programming, which is critical to maximizing affiliate revenue, affiliates compete primarily with other affiliates and independent stations in their markets as well as, in certain cases, various national non-broadcast networks (“cable networks”) that present competitive programming. More recently and as their affiliation agreements have renewed, the Big Four networks have begun charging affiliates cash fees as additional compensation for receiving network programming.

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

We do not account for barter revenue and related barter expense generated from network or syndicated programming as such amounts are not material. Furthermore, any such barter revenue recognized would then require the recognition of an equal amount of barter expense. The recognition of these amounts would not have a material effect upon net income (loss).

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

Competition

Television stations compete for audiences, certain programming (including news) and advertisers. Cable network programming is a significant competitor of broadcast television programming. However, no single cable programming network regularly attains audience levels approaching those of any major broadcast network. Cable networks’ advertising share has increased due to the growth in the number of homes that subscribe to a pay-TV service from cable systems, DBS systems, and other MVPDs. Despite increases in cable network viewership, over-the-air broadcasting remains the dominant distribution system for mass-market television advertising. Signal coverage and carriage on MVPD systems also materially affect a television station’s competitive position.

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

Federal Regulation of the Television Broadcast Industry

General

Under the Communications Act, television broadcast operations such as ours are subject to the jurisdiction of the FCC. Among other things, the Communications Act empowers the FCC to: (i) issue, revoke and modify broadcasting licenses; (ii) regulate stations’ operations and equipment; and (iii) impose penalties for violations of the Communications Act or FCC regulations. The Communications Act prohibits the assignment of a license or the transfer of control of a licensee without prior FCC approval.

License Grant and Renewal

The FCC grants broadcast licenses to television stations for terms of up to eight years. Broadcast licenses are of paramount importance to the operations of our television stations. The Communications Act requires the FCC to renew a licensee’s broadcast license if the FCC finds that: (i) the station has served the public interest, convenience and necessity; (ii) there have been no serious violations of either the Communications Act or the FCC’s rules and regulations; and (iii) there have been no other violations which, taken together, would constitute a pattern of abuse.  Historically the FCC has renewed broadcast licenses in substantially all cases. While we are not currently aware of any facts or circumstances that might prevent the renewal of our stations’ licenses at the end of their respective license terms, we cannot provide any assurances that any license will be renewed. Our failure to renew any licenses upon the expiration of any license term could have a material adverse effect on our business.  Under the Communications Act, the term of a broadcast license is automatically extended pending the FCC’s processing of a renewal application. For further information regarding the expiration dates of our stations’ current licenses and renewal application status, see the table under the heading “Markets and Stations.”

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

Conclusion

The FCC’s media ownership proceedings are on-going and, in many cases, are or will be subject to further judicial and potentially Congressional review. We cannot predict the outcome of any of these current or potential proceedings.

Attribution Rules

Under the FCC’s ownership rules, a direct or indirect purchaser of certain types of our securities could violate FCC regulations if that purchaser owned or acquired an “attributable” interest in other media properties in the same areas as one or more of our stations. Pursuant to FCC rules, the following relationships and interests are generally considered attributable for purposes of broadcast ownership restrictions: (i) all officers and directors of a corporate licensee and its direct or indirect parent(s); (ii) voting stock interests of at least five percent; (iii) voting stock interests of at least 20 percent, if the holder is a passive institutional investor (such as an investment company, as defined in 15 U.S.C. 80a-3, bank, or insurance company); (iv) any equity interest in a limited partnership or limited liability company, unless properly “insulated” from management activities; (v) equity and/or debt interests that in the aggregate exceed 33 percent of a licensee’s total assets, if the interest holder supplies more than 15 percent of the station’s total weekly programming or is a same-market broadcast company or daily newspaper publisher; (vi) time brokerage of a broadcast station by a same-market broadcast company; and (vii) same-market radio joint sales agreements.

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

The Children’s Television Act of 1990 limits commercial matter in children’s television programs and requires stations to present educational and informational children’s programming. Broadcasters are effectively required through license renewal processing guidelines to provide at least three hours of children’s educational programming per week on their primary channels and on each secondary channel. In October 2009, the FCC issued a NOI seeking comment on a broad range of issues related to children’s usage of electronic media and the current regulatory landscape that governs the availability of electronic media to children. The NOI remains pending, and we cannot predict what recommendations or further action, if any, will result from it.

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

MVPD Retransmission of Local Television Signals

Under the Communications Act and FCC regulations, each television station generally has a so-called “must-carry” right to carriage of its primary channels on all MVPD systems serving their market. Each commercial television station may elect between invoking its “must carry” right or invoking a right to prevent an MVPD system from retransmitting the station’s primary channel without its consent (“retransmission consent”). Stations must make this election by October 1 every three years, and stations most recently made such elections by October 1, 2011. Such elections are binding throughout the three-year cycle that commences on the subsequent January 1. The current carriage cycle commenced on

January 1, 2012, and ends on December 31, 2014. Our stations have elected retransmission consent and have entered into retransmission consent contracts with virtually all MVPD systems serving their markets.

In March 2011, the FCC issued a Notice of Proposed Rulemaking (a “NPRM”) to consider changes to its rules governing the negotiation of retransmission consent agreements. The FCC concluded that it lacked statutory authority to impose mandatory arbitration or interim carriage obligations in the event of a dispute between broadcasters and pay television operators. The FCC, however, sought comment on whether it should (1) strengthen the existing regulatory provision requiring broadcasters and MVPDs to negotiate retransmission consent in “good faith,” (2) enhance notice obligations to consumers of potential disruptions in service, and/or (3) extend the prohibition on ceasing carriage of a broadcast station’s signal during an audience measurement period to DBS systems. The NPRM also questioned whether the Commission should eliminate the network non-duplication and syndicated exclusivity rules. The Commission has not yet issued a decision in this proceeding, and we cannot predict the outcome of any FCC regulatory action in this regard.

In addition, certain online video distributors and other over-the-top video distributors (“OVDs”) have begun to stream broadcast programming over the Internet without the consent of the broadcast station.  In one case, a federal district court issued a preliminary injunction enjoining an OVD from streaming broadcast programming because the court concluded that the OVD was unlikely to demonstrate that it was eligible for the statutory copyright license that provides cable operators with the requisite copyrights to retransmit broadcast programming, and in August 2012, the Second Circuit affirmed the district court’s decision.  In another case, a preliminary injunction against another entity providing access to broadcast programming over the Internet was denied. There, the federal district court for the Southern District of New York concluded that the operator was likely to prevail in demonstrating that the leasing of antennas and other equipment that enables a consumer to access broadcast programming over the Internet is not a copyright violation.  That ruling has been appealed to the Second Circuit and remains pending.  In a case against another entity presenting similar facts, the federal district court for the Central District of California, rejecting the rationale of the New York District court, enjoined operations, finding that the transmissions were copyright infringements.  In 2010, the FCC’s Media Bureau, in a program access proceeding, tentatively concluded that one OVD had not shown that it was an MVPD for purposes of demonstrating eligibility for the program access rules, and in March 2012, the FCC, recognizing that the classification could also have implications under the retransmission consent requirements, issued a public notice seeking comment on, among other things, the proper interpretation of the term “MVPD” under FCC rules.  We cannot predict the outcome of the pending litigation or of the FCC’s interpretive proceedings.  However, if the courts determine that consent of the broadcast station or copyright owners is not required and if the FCC determines that an OVD is not an MVPD, our business and results of operations could be materially and adversely affected.

Broadcast Spectrum

On March 16, 2010, the FCC delivered a “National Broadband Plan” to Congress. The National Broadband Plan, inter alia, makes recommendations regarding the use of spectrum currently allocated to television broadcasters, including seeking the voluntary surrender of certain portions of the television broadcast spectrum and repacking the currently allocated spectrum to make portions of that spectrum available for other wireless communications services. If some or all of our television stations are required to change frequencies or reduce the amount of spectrum they use, our stations could incur substantial conversion costs, reduction or loss of over-the-air signal coverage or an inability to provide high definition programming and additional program streams, including mobile video services. Prior to implementation of the proposals contained in the National Broadband Plan, further action by the FCC or Congress or both is necessary.

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

On April 27, 2012, the FCC issued a Report and Order modifying the FCC’s rules to establish a licensing framework to allow two or more broadcast stations to share a 6Mhz channel. On September 28, 2012, the FCC adopted a Notice of Proposed Rulemaking to implement an incentive auction of broadcast television spectrum. Comments on the rulemaking proposals were due on January 25, 2013, and reply comments are due on March 12, 2013. We cannot predict the likelihood, timing or outcome of any Congressional or FCC regulatory action with respect to the implementation of the National Broadband Plan, incentive auctions, or repacking of broadcast television spectrum, nor the impact of any such changes upon our business.

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

Employees

As of December 31, 2012, we had 1,937 full-time employees and 147 part-time employees, of which 99 full-time employees and 4 part-time employees were represented by unions.  We consider relations with our employees to be good.

Corporate Information

Gray Television, Inc. is a Georgia corporation, incorporated in 1897, initially to publish the Albany Herald in Albany, Georgia.  We entered the broadcasting industry in 1953. Our executive offices are located at 4370 Peachtree Road, NE, Atlanta, Georgia 30319, and our telephone number at that location is (404) 504-9828. Our website address is http://www.gray.tv.  We make the following reports filed or furnished, as applicable, with the Securities and Exchange Commission (the “SEC”) available, free of charge, on our website under the heading “SEC Filings” as soon as practicable after they are filed with, or furnished to, the SEC: our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and amendments to any of the foregoing.  The information on our website is not incorporated by reference or part of this or any other report we file with or furnish to the SEC.

We have adopted a Code of Ethics (the “Code”) that applies to all of our directors, executive officers and employees.  The Code is available on our website under the heading “Corporate Governance.”  If any waivers of the Code are granted, the waivers will be disclosed in an SEC filing on Form 8-K.

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

•     our competitors’ activities, including increased competition from other advertising-based mediums, particularly cable networks, MVPDs and the internet;

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

We consider broadcast advertising revenue to be revenue earned from the sale of advertisements broadcast by our stations.  Although no single customer represented more than 5% of our broadcast advertising revenue for the years ended December 31, 2012 or 2011, we derived a material portion of our non-political broadcast advertising revenue from advertisers in a limited number of industries, particularly the automotive industry. For the years ended December 31, 2012 and 2011, we derived approximately 18% and 21%, respectively, of our total broadcast advertising revenue from customers in the automotive industry. Our results of operations and financial condition could be materially adversely affected if broadcast advertising revenue from the automotive, or certain other industries, such as the medical, restaurant, communications, or furniture and appliances, industries, declined.

We consider political broadcast advertising revenue to be revenue earned from the sale, to political candidates, political parties and related special interest groups, of advertisements broadcast by our stations.  In even numbered years, we derive a material portion of our broadcast advertising revenue from political broadcast advertisers.  For the years ended December 31, 2012 and 2011, we derived approximately 21% and 4%, respectively, of our total revenue from political broadcast advertisers.  If political broadcast advertising revenue declined, especially in an even numbered year, our results of operations and financial condition could also be materially adversely affected.

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

We have substantial debt and have the ability to incur additional debt. The principal and interest payment obligations on such debt may restrict our future operations and impair our ability to meet our obligations under our long-term debt obligations.

At December 31, 2012, we had approximately $835.0 million aggregate principal amount of outstanding indebtedness at liquidation value. In addition, the terms of our senior credit facility (the “2012 Senior Credit Facility”) and the indenture governing our $300.0 million aggregate principal amount of 7½% Senior Notes due 2020 (the “2020 Notes”) permit us to incur additional indebtedness, subject to our ability to meet certain borrowing conditions.

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

Our ability to service our significant financial obligations depends on our ability to generate significant cash flow. This is partially subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control. We cannot assure you that our business will generate cash flow from operations, that future borrowings will be available to us under the 2012 Senior Credit Facility or any other credit facilities, or that we will be able to complete any necessary financings, in amounts sufficient to enable us to fund our operations or pay our debts and other obligations, or to fund other liquidity needs. If we are not able to generate sufficient cash flow to service our obligations, we may need to refinance or restructure our debt, sell assets, reduce or delay capital investments, or seek to raise additional capital. Additional debt or equity financing may not be available in sufficient amounts, at times or on terms acceptable to us, or at all. If we are unable to implement one or more of these alternatives, we may not be able to service our debt or other obligations, which could result in us being in default thereon, in which circumstances our lenders could cease making loans to us, and lenders or other holders of our debt could accelerate and declare due all outstanding obligations due under the respective agreements, which could have a material adverse effect on us. In addition, the current volatility in the capital markets may also impact our ability to obtain additional financing, or to refinance our existing debt, on terms or at times favorable to us.

The agreements governing our various debt obligations impose restrictions on our business and limit our ability to undertake certain corporate actions.

The agreements governing our various debt obligations, including the indenture governing the 2020 Notes and the agreements governing the 2012 Senior Credit Facility, include covenants imposing significant restrictions on our business. These restrictions may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise. These covenants place restrictions on our ability to, among other things:

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

The 2012 Senior Credit Facility also requires us to comply with a number of financial ratios and covenants.

Our ability to comply with these agreements may be affected by events beyond our control, including prevailing general economic, financial and industry conditions. These covenants could have an adverse effect on our business by limiting our ability to take advantage of financing, merger and acquisition or other corporate opportunities. The breach of any of these covenants or restrictions could result in a default under the indenture governing the 2020 Notes or the 2012 Senior Credit Facility. An event of default under any of our debt agreements could permit some of our lenders, including the lenders under the 2012 Senior Credit Facility, to declare all amounts borrowed from them, together with accrued and unpaid interest, to be immediately due and payable, which could, in turn, trigger defaults under other debt obligations and could result in the termination of commitments of the lenders to make further extensions of credit under the 2012 Senior Credit Facility. If we were unable to repay debt to our lenders, or were otherwise in default under any provision governing our outstanding secured debt obligations, our secured lenders could proceed against us and the subsidiary guarantors and against the collateral securing that debt.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our annual debt service obligations to increase significantly.

Borrowings under the 2012 Senior Credit Facility are at variable rates of interest and expose us to interest rate risk. If the London Interbank Offered Rate (“LIBOR”) were to exceed certain levels, our debt service obligations on our variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash available to service our obligations would decrease.

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

Our business depends in large part on the success of our network affiliations. Each of our stations is affiliated with at least one major network pursuant to affiliation agreements. Each affiliation agreement provides the affiliated station with the right to broadcast all programs transmitted by the affiliated network during the term of the related agreement. Our affiliation agreements generally expire at various dates through December 31, 2016. See “Business—Markets and Stations” for additional information on all of our affiliation agreements and their respective expiration dates.

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

We are also dependent, in significant part, on our retransmission consent agreements. Our current retransmission consent agreements are set to expire at various times through 2014. No assurances can be provided that we will be able to renegotiate all of such agreements on favorable terms, on a timely basis, or at all. The failure to renegotiate such agreements could have a material adverse effect on our business and results of operations.

Our ability to successfully negotiate future retransmission consent agreements may be hindered by potential legislative or regulatory charges to the framework under which these agreements are negotiated. In March 2011, the FCC issued a Notice of Proposed Rulemaking (the “2011 NPRM”) to consider changes to its rules governing the negotiation of retransmission consent agreements. The FCC concluded that it lacked statutory authority to impose mandatory arbitration or interim carriage obligations in the event of a dispute between broadcasters and pay television operators. The FCC, however, sought comment on whether it should (1) strengthen the existing regulatory provision requiring broadcasters and MVPDs to negotiate retransmission consent in “good faith,” (2) enhance notice obligations to consumers of potential disruptions in service, and/or (3) extend the prohibition on ceasing carriage of a broadcast station’s signal during an audience measurement period to DBS systems. The 2011 NPRM also questioned whether the FCC should eliminate the network non-duplication and syndicated exclusivity rules. The FCC has not yet issued a decision in this proceeding, and we cannot predict the outcome of any FCC regulatory action in this regard.

In addition, certain online video distributors and other over-the-top video distributors (“OVDs”) have begun to stream broadcast programming over the Internet without the consent of the broadcast station.  In one case, a federal district court issued a preliminary injunction enjoining an OVD from streaming broadcast programming because the court concluded that the OVD was unlikely to demonstrate that it was eligible for the statutory copyright license that provides cable operators with the requisite copyrights to retransmit broadcast programming, and in August 2012, the Second Circuit affirmed the district court’s decision.  In another case, a preliminary injunction against another entity providing access to broadcast programming over the Internet was denied. There, the federal district court for the Southern District of New York concluded that the operator was likely to prevail in demonstrating that the leasing of antennas and other equipment that enables a consumer to access broadcast programming over the Internet is not a copyright violation.  That ruling has been appealed to the Second Circuit and remains pending.  In a case against another entity presenting similar facts, the federal district court for the Central District of California, rejecting the rationale of the New York district court, enjoined operations, finding that the transmissions were copyright infringements.  In 2010, the FCC’s Media Bureau, in a program access proceeding, tentatively concluded that one OVD had not shown that it was an MVPD for purposes of demonstrating eligibility for the program access rules, and in March 2012, the FCC, recognizing that the classification could also have implications under the retransmission consent requirements, issued a public notice seeking comment on, among other things, the proper interpretation of the term “MVPD” under FCC rules.  We cannot predict the outcome of the pending litigation or of the FCC’s interpretive proceedings.  However, if the courts determine that consent of the broadcast station or copyright owners is not required and if the FCC determines that an OVD is not an MVPD, our business and results of operations could be materially and adversely affected.

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

Our board of Directors has not declared a cash or stock dividend on our common stock or Class A common stock since the third quarter of 2008.  The timing and amount of any future dividend is at the discretion of our board of directors, and may be subject to limitations or restrictions in the 2012 Senior Credit Facility and other financing agreements we may be, or become, party to.  We can provide no assurance when or if any future dividends will be declared on either class of common stock.

As a result, if and to the extent an investor ascribes value to a dividend-paying stock, the value of our common stock and Class A common stock may be correspondingly reduced.

We may be unable to maintain or increase our internet advertising revenue, which could have a material adverse effect on our business and operating results.

We generate a portion of our advertising revenue from the sale of advertisements on our internet sites. Our ability to maintain or increase this advertising revenue is largely dependent upon the number of users actively visiting our internet sites. We believe we must increase user engagement with our internet sites in order to increase our advertising revenue. Because internet advertising techniques are evolving, if our technology and advertisement serving techniques do not evolve to meet the changing needs of advertisers, our advertising revenue could also decline. Changes in our business model, advertising inventory or initiatives could also cause a decrease in our internet advertising revenue.

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

We currently hold various domain name registrations relating to our brands. The registration and maintenance of domain names generally are regulated by governmental agencies and their designees. Governing bodies may establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we may be unable to register or maintain relevant domain names. In addition, we may be unable, without significant cost or at all, to prevent third parties from registering domain names that are similar to, infringe upon or otherwise decrease the value of, our trademarks and other proprietary rights. Failure to protect our domain names could adversely affect our reputation and brands, and make it more difficult for users to find our websites and our services.

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

As of December 31, 2012, the book value of our broadcast licenses was $819.2 million and the book value of our goodwill was $170.5 million, in comparison to total assets of $1.2 billion. Not less than annually, and more frequently if necessary, we are required to evaluate our goodwill and broadcast licenses to determine if the estimated fair value of these intangible assets is less than book value. If the estimated fair value of these intangible assets is less than book value, we will be required to record a non-cash expense to write-down the book value of the intangible asset to the estimated fair value. We cannot make any assurances that any required impairment charges will not have a material adverse effect on our total assets.

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

On April 27, 2012, the FCC issued a Report and Order modifying the FCC’s rules to establish a licensing framework to allow two or more broadcast stations to share a 6Mhz channel. On September 28, 2012, the FCC adopted a Notice of Proposed Rulemaking to implement an incentive auction of broadcast television spectrum. Comments on the rulemaking proposals were due on January 25, 2013, and reply comments are due on March 12, 2013. We cannot predict the likelihood, timing or outcome of any Congressional or FCC regulatory action with respect to the implementation of the National Broadband Plan, incentive auctions, or repacking of broadcast television spectrum, nor the impact of any such changes upon our business.

Item 1B. Unresolved Staff Comments.

None.

Item 2.  Properties.

Our principal executive offices are located at 4370 Peachtree Road, NE, Atlanta, Georgia, 30319. Our administrative offices are located at 126 North Washington St., Third Floor, Albany, Georgia, 31701. Our shared services offices are located at 1801 Halstead Blvd., Tallahassee, Florida, 32309. See “Business – Markets and Stations” elsewhere in this Annual Report for a complete listing of our television stations and their locations.

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

Item 4.  Mine Safety Disclosures.

Not applicable.

Executive Officers of the Registrant.

Set forth below is certain information with respect to our executive officers as of February 22, 2013:

Hilton H. Howell, Jr., age 50, has been our Chief Executive Officer since August 20, 2008 and has also served as Vice-Chairman since September 2002. Before that, he had been our Executive Vice President since September 2000. He has served as one of our directors since 1993. He is a member of the Executive Committee of our Board. He has served as President and Chief Executive Officer of Atlantic American Corporation, an insurance holding company, since 1995, and as Chairman of that company since February 24, 2009. He has been Executive Vice President and General Counsel of Delta Life Insurance Company and Delta Fire and Casualty Insurance Company since 1991. He has served as Vice Chairman of Bankers Fidelity Life Insurance Company since 1992 and Vice Chairman of Georgia Casualty & Surety Company from 1992 through 2008. He served as Chairman of the Board of Southern Community Newspapers, Inc. (then known as Triple Crown Media) (“SCN”), from December 2005 until December 2009. Mr. Howell also serves as a director of Atlantic American Corporation and its subsidiaries American Southern Insurance Company, American Safety Insurance Company and Bankers

Fidelity Life Insurance Company, as well as Delta Life Insurance Company and Delta Fire and Casualty Insurance Company. He is the son-in-law of Mrs. Harriett J. Robinson and the husband of Mrs. Robin R. Howell, both members of our Board of Directors.

Robert S. Prather, Jr., age 68, has served as our President and Chief Operating Officer since September 2002. He has served as one of our directors since 1993. He is a member of the Executive Committee of our Board. He has served as President and a director of our subsidiaries Gray Television Group, Inc. and WVLT-TV, Inc., since 2002. He has been a director of SCN since 1994, and served as Chairman of SCN from December 2005 until November 2007. He served as President and Chief Executive Officer of SCN from May 2005 to December 30, 2005, and has served in that position since November 2007. SCN filed for protection under Chapter 11 of the U.S. bankruptcy code on September 14, 2009. SCN emerged from bankruptcy effective December 8, 2009. He also serves as a member of the Board of Directors for GAMCO Investors, Inc., Gaylord Entertainment Company and Draper Holdings Business Trust. He served as an advisory director of Swiss Army Brands, Inc. until 2011. He served on the Board of Trustees of the Georgia World Congress Center Authority until 2010, serving as its Chairman for three years ended December 31, 2010.

James C. Ryan, age 52, has served as our Chief Financial Officer since October 1998 and Senior Vice President since September 2002. Before that, he had been our Vice President since October 1998.

Kevin P. Latek, age 42, has served as our Vice President for Law and Development and Secretary since March 1, 2012. In the preceding nearly 15 years, Mr. Latek represented television and radio broadcasters as well as financial institutions in FCC regulatory and transactional matters with the law firm of Dow Lohnes, PLLC, in Washington, DC. Mr. Latek received a B.S.B.A. from Georgetown University School of Business Administration (summa cum laude) in 1992 and a Juris Doctor from the University of Virginia School of Law in 1996. He is a member of the American Bar Association and the Federal Communications Bar Association.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock, no par value, and our Class A common stock, no par value, have been listed and traded on the NYSE since September 24, 1996 and June 30, 1995, respectively.

The following table sets forth the high and low sale prices of the common stock and the Class A common stock for the periods indicated, as reported by the NYSE.

	Common Stock		Class A Common Stock
	High	Low	High	Low

2012:
First Quarter	$2.39	$1.54	$2.03	$1.33
Second Quarter	1.99	1.34	1.99	1.14
Third Quarter	2.34	1.45	2.00	1.29
Fourth Quarter	2.50	1.70	2.35	1.54

2011:
First Quarter	$2.52	$1.87	$2.27	$1.61
Second Quarter	2.95	2.10	2.67	1.70
Third Quarter	2.75	1.38	2.40	1.38
Fourth Quarter	2.09	1.31	1.80	1.13

As of February 21, 2013, we had 51,768,945 outstanding shares of common stock held by approximately 4,423 stockholders and 5,753,020 outstanding shares of Class A common stock held by approximately 405 stockholders. The number of stockholders includes stockholders of record and individual participants in security position listings as furnished to us pursuant to Rule 17Ad-8 under the Exchange Act.

Our articles of incorporation provide that each share of common stock is entitled to one vote, and each share of Class A common stock is entitled to 10 votes, on each matter submitted to a vote of stockholders.  Our articles of incorporation require that our common stock and our Class A common stock receive dividends on a pari passu basis.

We have not paid dividends on either class of our common stock since October 15, 2008.  The 2012 Senior Credit Facility contains covenants that restrict the amount of funds available to pay cash dividends on our capital stock.

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

Stock Performance Graph

The following stock performance graphs and related disclosures do not constitute soliciting material and should not be deemed filed or incorporated by reference into any other filing by us under the Securities Act of 1933 or the Exchange Act, except to the extent we specifically incorporate them by reference therein.

The following graphs compare the cumulative total return of the common stock and the Class A common stock from December 31, 2007 to December 31, 2012, as compared to the stock market total return indexes for (i) The New York Stock Exchange Market Index and (ii) The New York Stock Exchange Industry Index based upon the Television Broadcasting Stations Index.

The graphs assume the investment of $100 in the common stock and the Class A common stock, the New York Stock Exchange Market Index and the NYSE Television Broadcasting Stations Index on December 31, 2007.  Any dividends are assumed to have been reinvested as paid.

	As of
Company/Index/Market	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012
Gray Television Common	$100.00	$5.14	$19.28	$24.03	$20.82	$28.27
NYSE Market Index	$100.00	$60.74	$77.92	$88.36	$84.96	$98.55
TV Broadcasting Stations Index	$100.00	$61.22	$90.52	$108.91	$117.42	$159.89

	As of
Company/Index/Market	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012
Gray Television Class A	$100.00	$6.97	$18.02	$21.26	$16.21	$20.90
NYSE Market Index	$100.00	$60.74	$77.92	$88.36	$84.96	$98.55
TV Broadcasting Stations Index	$100.00	$61.22	$90.52	$108.91	$117.42	$159.89

 Item 6.  Selected Financial Data.

Certain selected historical consolidated financial data is set forth below.  This information with respect to the years ended December 31, 2012, 2011 and 2010 should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and related notes thereto included elsewhere herein.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except net income (loss) per share data)
Statements of Operations Data:
Revenue (less agency commissions) (1)	$404,831	$307,131	$346,058	$270,374	$327,176
Impairment of goodwill and and broadcast licenses (2)	-	-	-	-	338,681
Operating income (loss)	153,441	75,348	106,960	43,079	(258,895)
Loss on early extinguishment of debt (3)	(46,683)	-	(349)	(8,352)	-
Net income (loss)	28,129	9,035	23,163	(23,047)	(202,016)
Net income (loss) attributable to common stockholders	24,034	1,795	8,581	(40,166)	(208,609)
Net income (loss) attributable to common stockholders per common share:
Basic	0.42	0.03	0.16	(0.83)	(4.32)
Diluted	0.42	0.03	0.16	(0.83)	(4.32)
Cash dividends declared per common share	-	-	-	-	0.09

Balance Sheet Data (at end of period):
Total assets	$1,249,788	$1,233,980	$1,242,293	$1,245,739	$1,278,265
Long-term debt (including current portion)	832,867	832,233	826,704	791,809	800,380
Long-term accrued facility fee (4)	-	-	-	18,307	-
Redeemable preferred stock (5)	-	24,841	37,181	93,386	92,183
Total stockholders’ equity	143,935	122,953	129,407	93,620	117,107

(1)	Our revenue fluctuates significantly between years, consistent with, among other things, increased political advertising expenditures in even-numbered years.

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

(3)
In 2012, we recorded a loss on early extinguishment of debt related to (i) the amendment and restatement of our credit facility; and (ii) the retirement of our outstanding 10½% Senior Secured Second Lien Notes due 2015. In 2010 and 2009, we recorded a loss on early extinguishment of debt related to amendments to our credit facility.

(4)
On March 31, 2009, in connection with an amendment to our 2007 Senior Credit Facility, we began to incur an annual facility fee thereunder equal to 3% of the outstanding balance under that credit facility. Effective on April 29, 2010, the accrued facility fee was reduced to 0.75%. Effective April 21, 2011, the facility fee was reduced to 0%.  In 2009, we deferred payment of the facility fee as permitted under the 2007 Senior Credit Facility. In 2010, we paid the accumulated deferred facility fee in full and from that time and until April 21, 2011, we paid the facility fee as incurred.

(5)
During 2008, we issued 1,000 shares of our Series D Perpetual Preferred Stock, no par value. The issuance of the Series D Perpetual Preferred Stock generated net cash proceeds of approximately $91.6 million, after a 5.0% original issue discount, transaction fees and expenses. Prior to the redemption of all of the shares of Series D Perpetual Preferred Stock described below, the $8.4 million of original issue discount, transaction fees and expenses were being accreted over a seven-year period ending June 30, 2015.

In 2012, we repurchased the remaining approximately $25.9 million in face amount of Series D Perpetual Preferred Stock, and paid $16.7 million in accrued dividends related thereto. In 2011, we repurchased approximately $13.4 million in face amount of Series D Perpetual Preferred Stock, and paid $6.6 million in accrued dividends thereto.  In 2010, we repurchased approximately $60.7 million in face amount of Series D Perpetual Preferred Stock, and paid $14.9 million in accrued dividends thereon, in exchange for $50.0 million in cash and 8.5 million shares of common stock.  As of December 31, 2012, no shares of Series D Perpetual Preferred Stock remained outstanding.

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

Overview

We are a television broadcast company headquartered in Atlanta, Georgia, that owns and operates television stations broadcasting 40 primary channels and 45 secondary channels in 30 television markets. Nineteen of our primary channels and one secondary channel are affiliated with the CBS Network owned by CBS Inc. (“CBS”), ten primary channels are affiliated with the NBC Network owned by National Broadcasting Company, Inc. (“NBC”), eight primary channels and one secondary channel are affiliated with the ABC Network owned by American Broadcasting Company (“ABC”), and three primary channels and two secondary channels are affiliated with the FOX Network owned by the FOX Broadcasting Company (“FOX”). Our 20 CBS-affiliated channels make us the largest independent owner of CBS affiliates in the United States.

Within a market, our secondary broadcast channels are generally affiliated with networks different from those affiliated with our primary broadcast channels, and are operated by us to make better use of our broadcast spectrum by providing supplemental and/or alternative programming to our primary channels.  Certain of our secondary channels are affiliated with more than one network simultaneously. In addition to ABC, CBS and FOX, our secondary channels are affiliated with the following networks: the CW Network or the CW Plus Network, both owned by The CW Network, LLC, Master Distribution Service, Inc. (an affiliate of Twentieth Television, Inc.), the MeTV Network owned by Weigel Broadcasting Co., This TV Network also owned by Weigel Broadcasting, Untamed Sports Network, the Country Network and Antenna TV. We also broadcast nine local news/weather channels in certain of our existing markets.

Based on the results of the average of the Nielsen February, May, July, and November 2012 ratings reports, our combined station group has 23 markets with stations ranked #1 in local news audience and 22 markets with stations ranked #1 in overall audience within their respective markets. Of the 30 markets that we serve, we operate the #1 or #2 ranked station in 29 of those markets. Our combined TV station group reaches approximately 6.2% of total United States households.

In addition, we have entered into agreements to acquire one full-power television station and two low power television stations in the Lincoln, Nebraska market, and one low power television station in Dothan, Alabama.  We anticipate completing these acquisitions in the first and second quarters of 2013, respectively.

Our operating revenues are derived primarily from broadcast and internet advertising, and from other sources such as production of commercials, tower rentals, retransmission consent fees and management fees.

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

Most advertising contracts are short-term, and generally run only for a few weeks.  Approximately 69% of the net revenues of our television stations for the year ended December 31, 2012 were generated from local advertising (including political advertising revenues), which is sold primarily by a station’s sales staff directly to local accounts, and the remainder was represented primarily by national advertising, which is sold by a station’s national advertising sales representative. The stations generally pay commissions to advertising agencies on local, regional and national advertising and the stations also pay commissions to the national sales representative on national advertising, including certain political advertising.

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

Our primary broadcasting operating expenses are employee compensation, related benefits and programming costs. In addition, the broadcasting operations incur overhead expenses, such as maintenance, supplies, insurance, rent and utilities. A large portion of the operating expenses of our broadcasting operations is fixed.

Our total revenue for 2012 increased when compared to 2011, this increase was due primarily to an increase in political revenue resulting from an increase in the number of national, state and local elections in the “on year” of the two year political cycle. Our retransmission consent revenue increased in 2012 compared to 2011 due to improved terms of our retransmission consent contracts. Our 2012 local and internet advertising revenue increased over 2011 amounts due primarily to an improvement in the economy in 2012 as compared to 2011. Our local and national advertising revenue also benefited from an improving economy as well as increased advertising revenue earned during the Super Bowl and Olympic Games. In addition, in 2012 we continued to earn base revenue under our management contract with Young Broadcasting, Inc. (“Young”).  This agreement expired on December 31, 2012.

Automotive advertisers have traditionally accounted for a significant portion of our revenue.  For the years ended December 31, 2012 and 2011, we derived approximately 18% and 21%, respectively, of our total broadcast advertising revenue from customers in the automotive industry.

In addition to general economic challenges in recent years, our revenue has come under pressure from the internet as a competitor for advertising spending. We continue to enhance and market our internet websites in an effort to generate additional revenue. Our aggregate internet revenue is derived from two sources.  The first is advertising or sponsorship opportunities directly on our websites, referred to as “direct internet revenue.”  The other source is television advertising time purchased by our clients to directly promote their involvement in our websites, referred to as “internet-related commercial time sales.”  We believe increased page views will result in increased internet revenue.

We continue to monitor our operating expenses and reduce them where possible. Our total operating expenses for 2012 increased over 2011 amounts primarily due to increases in programming costs, compensation expense, pension expense and third party representation expenses resulting from increased revenue.

During the year ended December 31, 2012, we undertook a number of significant financing transactions intended to simplify and strengthen our capital structure and balance sheet.  These transactions included:

•	completing the repurchase of all of our outstanding Series D Perpetual Preferred Stock;

•	completing the offer and sale of $300.0 million aggregate principal amount of 7½% Senior Notes due 2020 (the “2020 Notes”);

•
completing a cash tender offer (the “Tender Offer”) and related redemption (the “Redemption”) pursuant to which we repurchased all of our outstanding $365.0 million 10½% Senior Secured Second Lien Notes due 2015 (the “2015 Notes”); and

•
repaying all amounts outstanding under our prior senior credit facility (the “2007 Senior Credit Facility”) and entering into an amended and restated senior credit facility (the “2012 Senior Credit Facility”).

Please see our “Results of Operations” and “Liquidity and Capital Resources” sections below for further discussion of our operating results and refinancing activities.

Revenue Highlights

Set forth below are the principal types of revenue, less agency commissions, earned by us for the periods indicated and the percentage contribution of each to our total revenue (dollars in thousands):

	Year Ended December 31,
	2012		2011		2010
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Revenue:
Local	$191,330	47.3%	$187,029	60.9%	$183,177	52.9%
National	56,779	14.0%	56,335	18.3%	57,649	16.7%
Internet	25,000	6.2%	20,081	6.5%	13,401	3.9%
Political	85,973	21.2%	13,491	4.4%	57,552	16.6%
Retransmission consent	33,774	8.3%	20,227	6.6%	18,774	5.4%
Other	9,530	2.4%	7,768	2.5%	8,008	2.4%
Consulting	2,445	0.6%	2,200	0.8%	7,497	2.1%
Total	$404,831	100.0%	$307,131	100.0%	$346,058	100.0%

Risk Factors

The broadcast television industry is reliant primarily on advertising revenue and faces significant competition. For a discussion of certain other presently known, significant factors that may affect our business, see “Item 1A. Risk Factors” included elsewhere this Annual Report.

Results of Operations

Year Ended December 31, 2012 (“2012”) Compared to Year Ended December 31, 2011 (“2011”)

Revenue

Total revenue increased $97.7 million, or 32%, to $404.8 million for 2012 compared to 2011 reflecting increased revenue from all sources. Political advertising revenue increased $72.5 million, or 537%, to $86.0 million reflecting increased advertising from political candidates and special interest groups during the “on year” of the two-year political advertising cycle. Our political advertising revenue also increased due to additional advertising related to a special election to recall the Governor of Wisconsin, a state in which we have three television stations.  Retransmission consent revenue increased $13.5 million, or 67%, to $33.8 million due to the improved terms of our retransmission contracts in 2012 compared to 2011.  A significant portion of our retransmission consent contracts expired in 2011 and we were able to renew substantially all of these contracts on terms more favorable to Gray, which resulted in increased revenue in 2012 compared to 2011.

Local advertising revenue, excluding political advertising revenue, increased $4.3 million, or 2%, to $191.3 million. National advertising revenue, excluding political advertising revenue, increased $0.4 million, or 1%, to $56.8 million. Internet advertising revenue increased $4.9 million, or 24%, to $25.0 million. Revenue increased due to increased spending by advertisers in a gradually improving economic environment and our broadcast of the 2012 Summer Olympics. During 2012, we earned approximately $4.0 million of revenue from local and national advertisers and $1.1 million of revenue from political advertisers during the broadcast of the 2012 Summer Olympics on our ten primary NBC stations. There were no Olympic games during 2011. In addition, local and national advertising revenue was positively influenced by the broadcast of the 2012 Super Bowl on our ten primary NBC channels, earning us approximately $0.8 million, an increase of approximately $0.6 million compared to the broadcast of the 2011 Super Bowl on our then one primary FOX-affiliated channel and then four secondary digital FOX-affiliated channels, which earned us approximately $0.2 million. Our five largest nonpolitical advertising categories on a combined local and national basis by customer type for 2012 demonstrated the following changes in revenue during 2012 compared to 2011: automotive increased 16%; medical increased 7%; restaurant decreased 4%; communications increased 2%; and furniture and appliances increased 8%. While our internet advertising revenue has also benefited from an improved economy, we continue to focus on and invest resources into our internet sales efforts, which have also resulted in increased internet revenue.

Other revenue increased $1.8 million, or 23%, to $9.5 million in 2012 compared to 2011 due primarily to the receipt of certain copyright royalty payments. If any similar copyright royalty payments are received in future periods, they are likely to recur in lower amounts.

We continued to earn consulting revenue from our agreement with Young. Our consulting revenue from this agreement, which expired on December 31, 2012, included a fixed base component and an incentive component that was based upon Young’s actual results. We recorded base consulting revenue of $2.2 million for each of 2012 and 2011.  Pursuant to the terms of the consulting agreement, we recorded incentive consulting revenue of $0.2 million and $0.0 million in 2012 and 2011, respectively. In accordance with GAAP, the $0.2 million of incentive consulting revenue recorded in 2012 related to 2011. As of the date hereof, we could not estimate the amount, if any, of incentive consulting revenue earned during 2012 under our contract with Young. Also in accordance with GAAP, if any incentive revenue relating to 2012 is received in the future, we will record it as incentive revenue in the period received.

Broadcast expenses

Broadcast expenses (before depreciation, amortization and gain on disposal of assets) increased $18.1 million, or 9%, to $212.3 million for 2012 compared to 2011 due primarily to increases of $10.4 million and $7.7 million in non-compensation expense and compensation expense, respectively.  Non-compensation expense increased primarily due to increases in national sales commissions of $4.8 million and programing costs of $3.5 million. National sales commission expense increased primarily due to increased political advertising revenue. We pay a percentage of certain national advertising revenue to third parties as a commission. As this revenue increases or decreases so does our national sales commission expense.  Programming costs increased primarily due to an increase of $5.5 million for affiliation fees charged by certain networks offset in part by a decrease of $2.4 million under our syndicated film contracts. Compensation expense increased primarily due to an increase of $2.4 million in pension expense, an increase of $2.4 million in salary expense, an increase of $1.9 million in incentive compensation expense and an increase of $0.8 million in health care expense. Pension expense increased primarily due to a decrease in the discount rate used to calculate pension expense. Salary expense increased due to routine increases in base compensation.  Incentive compensation increased as our stations’ operating income increased. Health care expense increased due to increased claims activity.

Corporate and administrative expenses

Corporate and administrative expenses (before depreciation, amortization and gain on disposal of assets) increased $1.8 million, or 12%, to $15.9 million during 2012 as compared to 2011. The increase was due primarily to an increase in compensation expense of $1.6 million.  Compensation expense increased primarily due to an increase of $0.7 million in non-cash stock-based compensation, an increase of $0.3 million in pension expense, an increase of $0.4 million in salary expense and an increase of $0.2 million in incentive compensation expense. We recorded non-cash stock-based compensation expense during 2012 and 2011 of $0.9 million and $0.1 million, respectively. Non-cash stock-based compensation expense increased due to the grant and vesting of additional equity incentive awards during 2012.  Pension expense increased primarily due to a decrease in the discount rate used to calculate pension expense. Salary expense increased due to routine increases in base compensation.  Incentive compensation increased as our operating income increased.

Depreciation

Depreciation of property and equipment totaled $23.1 million and $26.2 million for 2012 and 2011, respectively. Depreciation expense decreased in 2012 compared to 2011 due to reduced capital expenditures in recent years compared to that of prior years.  As a result, more assets acquired in prior years have become fully depreciated than were purchased in recent years.

Gain on disposal of assets

Gain on disposal of assets decreased $2.9 million, or 99%, to $0.0 million during 2012 as compared to 2011. On March 22, 2011, our primary broadcast tower for WEAU-TV, our station that serves the La Crosse – Eau Claire, Wisconsin market, collapsed during inclement weather. Our loss of property due to the tower collapse was covered by insurance. We recorded a gain on disposal on the old tower of $0.8 million and $3.0 million during 2012 and 2011, respectively. The decrease in the gain recorded on the disposal of the WEAU-TV tower was partially offset by increases in losses recorded upon the disposal of certain equipment during 2012 and 2011.

Interest expense

Interest expense decreased $2.3 million, or 4%, to $59.4 million for 2012 compared to 2011. Interest expense decreased due to a decrease in our average interest rate, offset in part by an increase in our average principal outstanding. The average interest rates on our total debt balances were 6.7% and 7.0% for 2012 and 2011, respectively.  The average principal balance of indebtedness for the duration of each period was $833.1 million and $832.5 million for 2012 and 2011, respectively.

Loss from early extinguishment of debt

To obtain an amendment of our credit facility and to retire our outstanding 10½% Senior Secured Second Lien Notes due 2015, we incurred costs of approximately $48.5 million, including tender offer premiums, bank fees and legal fees.  In connection with these transactions, we reported a loss on early extinguishment of debt of $46.7 million for 2012.

Income tax expense or benefit

Our effective income tax rate increased to 40.6% for 2012 from 33.4% for 2011. Our effective income tax rates differ from the statutory rate due to the following items:

	Year Ended December 31,
	2012	2011
Statutory federal income tax rate	35.0%	35.0%
Current year permanent items	1.7%	1.7%
State and local taxes, net of federal taxes	8.9%	5.2%
Change in valuation allowance	(3.1)%	(1.9)%
Reserve for uncertain tax positions	(2.1)%	(6.7)%
Other items, net	0.2%	0.1%
Effective income tax rate	40.6%	33.4%

Preferred stock dividends

Preferred stock dividends decreased $3.1 million, or 43%, to $4.1 million in 2012 compared to the prior year due to fewer shares being outstanding in 2012.  We repurchased 259.21 shares and 133.86 shares of our Series D Perpetual Preferred Stock in 2012 and 2011, respectively. As of December 31, 2012 and 2011, we had 0.00 shares and 259.21 shares of Series D Perpetual Preferred Stock outstanding, respectively.  The Series D Perpetual Preferred Stock dividend rate was 17.0% per annum for 2012 and 2011.

Year Ended December 31, 2011 (“2011”) Compared to Year Ended December 31, 2010 (“2010”)

Revenue

  Total revenue decreased $38.9 million, or 11%, to $307.1 million for 2011 compared to 2010 reflecting decreased political and national advertising revenue and consulting revenue, partially offset by increased local and internet advertising revenue and retransmission consent revenue. Political advertising revenue decreased $44.1 million, or 77%, to $13.5 million reflecting decreased advertising from political candidates and special interest groups during the “off year” of the two-year political advertising cycle.  National advertising revenue, excluding political advertising revenue, decreased $1.3 million, or 2%, to $56.3 million. Local advertising revenue, excluding political advertising revenue, increased $3.9 million, or 2%, to $187.0 million. Internet advertising revenue increased $6.7 million, or 50%, to $20.1 million.  Local and internet advertising revenue as compared to 2010 benefitted from increased spending by advertisers in an improving economic environment. Our national advertising revenue also benefited from an improving economy, but national advertising revenue decreased primarily due to the change in the broadcast network carrying the Super Bowl in 2011 to FOX from CBS and the lack of Olympic Games coverage in 2011. These events did not have as large a negative effect upon our local and internet advertising revenue as they did on our national advertising revenue and, as a result, we were able to grow our local and internet advertising revenue. Net advertising revenue associated with the broadcast of the 2011 Super Bowl on our one primary FOX-affiliated channel and four secondary FOX-affiliated channels approximated $0.2 million, which was a decrease from approximately $0.9 million earned in 2010 on our seventeen CBS-affiliated channels.  In addition, results in 2010 benefited from approximately $2.8 million of net revenues earned from the broadcast of the 2010 Winter Olympic Games on our NBC-affiliated channels. There was no corresponding broadcast of Olympic Games during 2011. Our national advertising revenue also decreased in 2011, in part, due to natural disasters affecting the operations of Japanese auto manufacturers. Our five largest local and national advertising categories on a combined local and national basis by customer type for 2011 demonstrated the following changes during 2011 compared to 2010: automotive increased 6%; restaurant increased 1%; medical increased 12%; communications increased 3%; and furniture and appliances increased 7%. Retransmission consent revenue increased $1.5 million, or 8%, to $20.2 million due to the improved terms of our retransmission contracts and an increase in the number of subscribers in 2011 compared to 2010.  We continued to earn consulting revenue from our agreement with Young. Our consulting revenue from this agreement included a fixed base component and an incentive component that is based upon Young’s actual results. We recorded base consulting revenue of $2.2 million for each of 2011 and 2010.  Pursuant to the terms of the consulting agreement, we recorded incentive consulting revenue of $0.0 million and $5.3 million for 2011 and 2010, respectively.
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

Corporate and administrative expenses

Corporate and administrative expenses (before depreciation, amortization and gain on disposal of assets) increased $0.6 million, or 5%, to $14.2 million during 2011 as compared to 2010. The increase was due primarily to an increase in non-compensation expense of $1.3 million, partially offset by a decrease in compensation expense of $0.7 million.  Compensation expense decreased primarily due to a decrease in bonus compensation expense. The decrease in bonus compensation expense was due primarily to increased bonus compensation paid to certain executive officers in 2010.  Non-cash stock-based compensation expense decreased $0.2 million due to outstanding stock options becoming fully vested. We recorded non-cash stock-based compensation expense during 2011 and 2010 of $0.1 million and $0.3 million, respectively.

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

Interest expense

Interest expense decreased $8.3 million, or 12%, to $61.8 million for 2011 compared to 2010. Interest expense decreased due to a decrease in average debt balance and our average interest rates. We amended the 2007 Senior Credit Facility on March 31, 2010 (the “2010 Amendment”) and our interest rate thereunder increased until April 29, 2010, when we issued the 2015 Notes and repaid a portion of the amount outstanding under the 2007 Senior Credit Facility.  Although the interest rate on the 2015 Notes was higher than that of borrowings under the 2007 Senior Credit Facility, the prepayment of $300.0 million of the amount outstanding under the 2007 Senior Credit Facility resulted in the reduction of the interest rate on the remaining outstanding balance thereunder, which resulted in a lower total average interest rate beginning April 29, 2010.

Our interest rate swap agreements expired in April 2010. These expirations had a further positive effect upon our average interest rate.  Our average interest rates, including the effects of our interest rate swap agreements, on borrowings under the 2007 Senior Credit Facility and the 2015 Notes for the duration of each period, and only for the periods in which borrowings were outstanding, were 7.0% and 8.1% for 2011 and 2010, respectively. The average principal balance of indebtedness under the 2007 Senior Credit Facility and pursuant to the 2015 Notes for the duration of each period, and only for the periods in which borrowings were outstanding, was $832.5 million and $846.1 million for 2011 and 2010, respectively.

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

Preferred stock dividends

Preferred stock dividends decreased $7.3 million, or 50%, to $7.2 million in 2011 compared to the prior year due to fewer shares being outstanding in 2011.  We repurchased 133.86 shares and 606.93 shares of our Series D Perpetual Preferred Stock in 2011 and 2010, respectively. As of December 31, 2011 and 2010, we had 259.21 shares and 393.07 shares of Series D Perpetual Preferred Stock outstanding, respectively.  The Series D Perpetual Preferred Stock dividend rate was 17.0% per annum for 2011 and 2010.

Liquidity and Capital Resources

General

The following tables present data that we believe is helpful in evaluating our liquidity and capital resources (dollars in thousands):

	Year Ended December 31,
	2012	2011
Net cash provided by operating activities	$89,372	$38,173
Net cash used in investing activities	(23,306)	(21,869)
Net cash used in financing activities	(60,189)	(16,545)
Net increase (decrease) in cash	$5,877	$(241)

	December 31,
	2012	2011
Cash	$11,067	$5,190
Long-term debt including current portion	$832,867	$832,233
Preferred stock, excluding unamortized original issue discount	$-	$24,841
Long-term accrued dividends	$-	$13,717
Borrowing availability under our senior credit facility	$40,000	$31,000

Senior Credit Facility

Our 2007 Senior Credit Facility consisted of a revolving loan and a term loan.  Excluding accrued interest, the amount outstanding under our 2007 Senior Credit Facility as of  December 31, 2011 was $472.0 million consisting of a term loan balance of $463.0 million and a revolving loan balance of $9.0 million. As of December 31, 2011, the interest rate on the balance outstanding under the 2007 Senior Credit Facility was 3.8%.  Also as of December 31, 2011, we had a deferred loan cost balance, net of accumulated amortization, of $4.0 million, related to our 2007 Senior Credit Facility.

On October 12, 2012 (the “Closing Date”), we amended and restated the 2007 Senior Credit Facility in the form of the 2012 Senior Credit Facility, with Wells Fargo Bank, National Association, as administrative agent, Bank of America, N.A., as syndication agent, Wells Fargo Securities, LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers and joint bookrunners, and the other lenders party thereto.

The proceeds from borrowings under the 2012 Senior Credit Facility, together with cash on hand, were used to repay all remaining amounts outstanding under the 2007 Senior Credit Facility and to pay related fees and expenses.

The 2012 Senior Credit Facility consists of a $40.0 million revolving credit facility (the “2012 Revolving Credit Facility”) and a term loan facility (the “2012 Term Loan”) having an original commitment amount of $555.0 million. Excluding accrued interest, the amount outstanding under our 2012 Senior Credit Facility as of December 31, 2012 was $535.0 million consisting solely of a term loan balance. As of December 31, 2012, the interest rate on the balance outstanding under the 2012 Senior Credit Facility was 4.8%.  Also as of December 31, 2012, we had a deferred loan cost balance, net of accumulated amortization, of $4.6 million, related to the 2012 Senior Credit Facility.

Borrowings under the 2012 Revolving Credit Facility bear interest, at our option, based on the Base Rate (as defined below) or the London Interbank Offered Rate (“LIBOR”), in each case plus an applicable margin based on a first lien leverage ratio test as set forth in the 2012 Senior Credit Facility (the “First Lien Ratio Test”). Base Rate is defined as the greatest of (i) the administrative agent’s prime rate, (ii) the overnight federal funds rate plus 0.50% and (iii) one-month LIBOR plus 1.0%.  We are required to pay a commitment fee on the average daily unused portion of the 2012 Revolving Credit Facility, which rate may range from 0.375% to 0.50% on an annual basis, based on the First Lien Ratio Test.

Borrowings under the 2012 Term Loan bear interest, at our option, at either the Base Rate plus 2.50%-2.75% or LIBOR plus 3.50%-3.75%, subject to a LIBOR floor of 1.0%. The 2012 Term Loan also requires us to make quarterly principal repayments equal to 0.25% of the outstanding principal amount of the 2012 Term Loan beginning December 31, 2012.

The 2012 Revolving Credit Facility matures on October 12, 2017 and the 2012 Term Loan matures on October 12, 2019.

Our obligations under the 2012 Senior Credit Facility are secured by substantially all of our and our subsidiaries’ assets, including real estate. In addition, our subsidiaries are joint and several guarantors of the obligations and our ownership interests in our subsidiaries are pledged to collateralize the obligations. The 2012 Senior Credit Facility contains affirmative and restrictive covenants that we must comply with, including (a) limitations on additional indebtedness, (b) limitations on liens, (c) limitations on the sale of assets, (d) limitations on guarantees, (e) limitations on investments and acquisitions, (f) limitations on the payment of dividends and share repurchases, (g) limitations on mergers, and (h) maintenance of a total leverage ratio as set forth in the 2012 Senior Credit Facility not to exceed certain maximum limits, as well as other customary covenants for credit facilities of this type.

In connection with the 2012 Senior Credit Facility, we incurred loan issuance costs of approximately $9.9 million, including bank fees and other professional fees.

The amendment and restatement of the 2007 Senior Credit Facility was determined to be a significant modification and, as a result, we recorded a related loss upon early extinguishment of debt of approximately $8.1 million in the year ended December 31, 2012.

Senior Notes

As of December 31, 2011, we had $365.0 million of 2015 Notes outstanding. As of December 31, 2011, the coupon interest rate and the yield on the 2015 Notes were 10.5% and 11.0%, respectively.  The yield on the 2015 Notes exceeded the coupon interest rate because the 2015 Notes were issued with original issue discount. As of December 31, 2011, we had a deferred loan cost balance, net of accumulated amortization, of $6.1 million, related to our 2015 Notes.

On October 22, 2012, we completed the Tender Offer pursuant to which we repurchased approximately $222.6 million in aggregate principal amount of 2015 Notes thereunder.

On November 13, 2012, we completed the Redemption of all 2015 Notes that remained outstanding following the completion of the Tender Offer. The Redemption was funded by additional borrowings under our 2012 Term Loan and cash on hand.

In connection with the completion of the Tender Offer and the Redemption, we recorded a loss upon early extinguishment of debt of approximately $38.6 million in the year ended December 31, 2012 consisting of Tender Offer premiums of $29.9 million, recognition of unaccreted original issue discount of $3.7 million, the write off of unamortized deferred financing costs of $4.6 million and the payment of approximately $0.4 million in legal and other professional fees.

On October 9, 2012, we issued $300.0 million in aggregate principal amount of the 2020 Notes. The interest rate on the 2020 Notes is 7.5% per annum. The 2020 Notes were issued at 99.266% of par, resulting in gross proceeds to us of $297.8 million.  Our obligations under the 2020 Notes are senior unsecured obligations, and are guaranteed by all of our subsidiaries on a senior unsecured basis. In connection with the issuance of the 2020 Notes, we incurred estimated issuance costs of approximately $7.3 million, including bank fees and other professional fees. Net proceeds from the sale of the 2020 Notes were approximately $290.9 million, after deducting the initial purchasers’ discounts and fees and expenses.  We used the net proceeds from the sale of the 2020 Notes to (i) repurchase all of the 2015 Notes validly tendered and not properly withdrawn in the Tender Offer on or before the early tender deadline thereof, (ii) pay related fees and expenses, including applicable Tender Offer premiums, and (iii) repurchase the outstanding shares of our Series D Perpetual Preferred Stock, including paying accrued dividends thereon.

As of December 31, 2012, we had $300.0 million of 2020 Notes outstanding. As of December 31, 2012, the coupon interest rate and the yield on the 2020 Notes were 7.5% and 7.625%, respectively.  The yield on the 2020 Notes exceeded the coupon interest rate because the 2020 Notes were issued with original issue discount. As of December 31, 2012, we had a deferred loan cost balance, net of accumulated amortization, of $7.1 million related to our 2020 Notes.

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

Other

For further information concerning the 2012 Senior Credit Facility and or the 2020 Notes, see Note 2. “Long-term Debt” to our audited financial statements included elsewhere herein.  For estimates of future principal and interest payments under the 2012 Senior Credit Facility and or the 2020 Notes, see “Tabular Disclosure of Contractual Obligations as of December 31, 2012” included elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We are a holding company with no material independent assets or operations, other than our investments in our subsidiaries. The aggregate assets, liabilities, earnings and equity of the subsidiary guarantors as defined in the 2012 Senior Credit Facility are substantially equivalent to our assets, liabilities, earnings and equity on a consolidated basis. The subsidiary guarantors are, directly or indirectly, our wholly owned subsidiaries and the guarantees of the subsidiary guarantors are full, unconditional and joint and several. All of our current and future direct and indirect subsidiaries are and will be guarantors under the 2012 Senior Credit Facility.

Series D Perpetual Preferred Stock

In 2008, we issued an aggregate of 1,000 shares of our Series D Perpetual Preferred Stock, no par value.

In 2012, we repurchased an aggregate of approximately $25.9 million in face amount of our Series D Perpetual Preferred Stock, and paid $16.7 million in accrued dividends related thereto. We used cash on hand and borrowings under our 2020 Notes to fund these transactions. In 2011, we repurchased approximately $13.4 million in face amount of our Series D Perpetual Preferred Stock, and paid $6.6 million in accrued dividends thereon. We used cash on hand and borrowings under our 2007 Senior Credit Facility to fund these transactions.

As of December 31, 2012 and 2011, we had 0.00 shares and 259.21 shares, respectively, of Series D Perpetual Preferred Stock outstanding.  The Series D Perpetual Preferred Stock had a face value of $100,000 per share, for a total liquidation value of $0.0 million and $25.9 million as of December 31, 2012 and 2011, respectively.  The Series D Perpetual Preferred Stock had a recorded value of $0.0 million and $24.8 million as of December 31, 2012 and December 31, 2011, respectively.  The difference between the face value and the recorded value as of December 31, 2011 was the unaccreted portion of the original issuance discount and issuance cost. Our accrued Series D Perpetual Preferred Stock dividend balances as of December 31, 2012 and December 31, 2011 were $0.0 million and $13.7 million, respectively.

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

Income Taxes

We file a consolidated federal income tax return and such state or local tax returns as are required.  Although we may earn taxable operating income in future years, as of December 31, 2012, we anticipate that through the use of our available loss carryforwards we will not pay significant amounts of federal income taxes in the next several years.  However, we estimate that we will pay state income taxes in certain states over the next several years.

Liquidity

As of December 31, 2012, we are not required to make any debt principal payments during the twelve months immediately following December 31, 2012. As of December 31, 2012, we estimate that we will make approximately $47.9 million in debt interest payments and $20.0 million in capital expenditures during the twelve months immediately following December 31, 2012.  Although our cash flows from operations are subject to a number of risks and uncertainties, we anticipate that our cash on hand, future cash expected to be generated from operations, and borrowings from time to time under the 2012 Senior Credit Facility (or any such other credit facility as may be in place at the appropriate time) will be sufficient to fund these debt service obligations and estimated capital expenditures.  We also presently believe that our future cash expected to be generated from operations and borrowing availability under the 2012 Senior Credit Facility (or any such other credit facility) will be sufficient to fund our future capital expenditures and long-term debt service obligations until at least October 12, 2019, which is the maturity date of the 2012 Term Loan.

Net Cash Provided (Used) By Operating, Investing and Financing Activities

Net cash provided by operating activities increased $51.3 million to $89.4 million for 2012 compared to net cash provided of $38.2 million for 2011. The increase in cash provided by operating activities was due primarily to several factors, including an increase in revenue of $97.7 million and an increase of $7.0 million due to changes in certain current asset and current liability balances, partially offset by the cash portion of the loss on early extinguishment of debt of $34.0 million, an increase in broadcast expenses of $18.1 million and an increase in corporate expense of $1.8 million.

Net cash used in investing activities increased $1.4 million to $23.3 million for 2012 compared to $21.9 million for 2011 due primarily to a decrease in insurance proceeds received.

Net cash used in financing activities increased $43.6 million to $60.2 million in 2012 compared to $16.5 million in 2011. This increase in cash used was due primarily to our refinancing activities in 2012.  During 2012, we paid $17.0 million in costs associated with the issuance of our 2020 Notes and the entry into our 2012 Senior Credit Facility. During 2012, we paid $25.9 million to repurchase our Series D Perpetual Preferred Stock and paid $16.7 million in related dividends. During 2011, we paid $13.4 million to repurchase our Series D Perpetual Preferred Stock and paid $6.6 million in related dividends.

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

A discount rate is selected annually to measure the present value of the benefit obligations. In determining the selection of a discount rate, we estimated the timing and amounts of expected future benefit payments and applied a yield curve developed to reflect yields available on high-quality bonds. The yield curve is based on an externally published index specifically designed to meet the criteria of generally accepted accounting principles in the United States of America (“U.S. GAAP”). The discount rate selected for determining benefit obligations as of December 31, 2012 was 4.31% which reflects the results of this yield curve analysis. The discount rate used for determining benefit obligations as of December 31, 2011 was 4.84%. Our assumptions regarding expected return on plan assets reflects asset allocations, investment strategy and the views of investment managers, as well as historical experience. We use an assumed rate of return of 7.00% for our assets invested in our active pension plan. In 2012 and 2011, actual asset returns for this plan, calculated on a mean market value, increased in value 9.6% and 0.8%, respectively. Other significant assumptions include inflation, salary growth, retirement rates and mortality rates. Our inflation assumption is based on an evaluation of external market indicators. The salary growth assumptions reflect our long-term actual experience, the near-term outlook and assumed inflation. Compensation increases over the latest five-year period have been in line with assumptions. Retirement and mortality rates are based on actual plan experience.

During 2012 and 2011, we contributed an aggregate amount of $9.4 million and $3.1 million, respectively, to our pension plans and we anticipate making an aggregate contribution of between $3.1 million and $8.0 million to such plans in 2013. The use of significantly different assumptions, or if actual experienced results differ significantly from those assumed, could result in our funding obligations being materially different.

See Note 9. “Retirement Plans” of our audited consolidated financial statements included elsewhere herein for further information concerning the retirement plans.

Capital Expenditures

On March 22, 2011, our primary broadcast tower for WEAU-TV, our station that serves the La Crosse – Eau Claire, Wisconsin market, collapsed during inclement weather. Our loss of property due to the tower collapse was covered by insurance, subject to a deductible of $50,000.  For the year ended December 31, 2012, we received insurance proceeds of $0.8 million for the collapsed tower, recorded a gain on disposals of assets of $0.8 million for the collapsed tower and recorded capital expenditures of $0.4 million for construction of the new tower.  For the year ended December 31, 2011, we received insurance proceeds of $3.2 million for the collapsed tower, recorded a gain on disposals of assets of $3.0 million for the collapsed tower and recorded capital expenditures of $3.9 million for construction of the new tower. For the year ended December 31, 2011, we received an additional $450,000 of proceeds from business interruption insurance, which was recorded as a reduction of broadcast expense. For the year ended December 31, 2012, we did not receive any proceeds from business interruption insurance.

Capital expenditures for the years ended December 31, 2012 and 2011 were $24.5 million and $24.3 million, respectively. We expect that our capital expenditures will be approximately $20.0 million in the year ending December 31, 2013.  We expect to fund future capital expenditures with cash from operations.

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

The UK Agreement provides that we will share in profits in excess of certain amounts specified by the agreement, if any, but not losses. The agreement also provides that we will separately retain all local broadcast advertising revenue and pay all local broadcast expenses for activities under the agreement. Under the agreement, IMG agreed to make all license fee payments to UK. However, if IMG is unable to pay the license fee to UK, we will then be required to pay the unpaid portion of the license fee to UK. As of December 31, 2012, the aggregate license fee to be paid by IMG to UK over the remaining term of the agreement is approximately $21.7 million. If we make advances on behalf of IMG, IMG is required to reimburse us for the amount paid within 60 days after the close of each contract year, which ends on June 30th. IMG has also agreed to pay interest on any advance at a rate equal to the prime rate. During the year ended December 31, 2012, we did not advance any amounts to UK on behalf of IMG under this agreement.  As of December 31, 2012, we do not consider the risk of non-performance by IMG to be high.

Tabular Disclosure of Contractual Obligations as of December 31, 2012

The following table aggregates our material expected contractual obligations and commitments as of December 31, 2012 (in thousands):

	Payment due by period
Contractual Obligations	Total	Less than 1 Year 2013	1-3 Years 2014-2015	3-5 Years 2016-2017	More than 5 Years 2018 and after

Contractual obligations recorded on our balance sheet as of December 31, 2012:
Long-term debt obligations (1)	$835,000	$-	$-	$9,713	$825,287
Accrued interest (2)	10,214	10,214	-	-	-
Programming obligations currently accrued (3)	10,004	9,648	354	2	-
Acquisition-related liabilities(4)	93	93	-	-	-
Purchase obligations currently accrued (5)	927	927	-	-	-

Off-balance sheet arrangements as of December 31, 2012:
Cash interest on long-term debt obligations (6)	322,334	37,699	95,825	95,397	93,413
Operating lease obligations (7)	7,471	1,434	1,819	1,112	3,106
Purchase obligations not currently accrued (8)	2,626	2,626	-	-	-
Programming obligations not currently accrued (9)	21,019	3,877	14,966	1,668	508
Obligation to UK (10)	21,700	8,400	13,300	-	-
Acquisition commitment (11)	1,209	1,209	-	-	-
Total	$1,232,597	$76,127	$126,264	$107,892	$922,314

(1)
“Long-term debt obligations” represent principal payment obligations under the 2012 Senior Credit Facility and the 2020 Notes. These amounts are recorded as liabilities as of the current balance sheet date net of the unamortized original issue discount on the 2020 Notes in the amount of $2.1 million.  As of December 31, 2012, the interest rate on the balance outstanding under the 2012 Senior Credit Facility was 4.8%. As of December 31, 2012, the coupon interest rate and the yield on the 2020 Notes were 7.5% and 7.6%, respectively.  The yield of the Notes exceeds the coupon interest rate because the Notes were issued with “original issue discount”.

(2)	“Accued interest” includes interest on long-term debt obligations accrued as of the balance sheet date.

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

(5)
“Purchase obligations currently accrued” generally represent payment obligations for equipment.  It is our policy to accrue for these obligations when the equipment is received and the vendor has completed the work required by the purchase agreement.  These amounts are recorded as liabilities as of the current balance sheet date because we had received the related equipment.

(6)
“Cash interest on long-term debt obligations” includes estimated interest expense on long-term debt obligations but does not include interest expense accrued as of December 31, 2012 described in (2) above. The estimate is based upon debt balances as of December 31, 2012 and required future principal reductions under those obligations. As of December 31, 2012, the interest rate on the balance outstanding under the 2012 Senior Credit Facility was 4.8%. As of December 31, 2012, the coupon interest rate and the yield on the 2020 Notes were 7.5% and 7.6%, respectively.  The yield on the 2020 Notes exceeds the coupon interest rate because the 2020 Notes were issued with “original issue discount.” We used an assumed interest rate of 4.8% for our 2012 Senior Credit Facility to estimate cash interest on long-term debt obligations thereunder. Our 2012 Senior Credit Facility and our 2020 Notes will mature on October 12, 2019 and October 1, 2020, respectively. This estimate of cash interest on long-term debt obligations also assumes that the principal obligations underlying these interest estimates will not be replaced by other long-term obligations upon their maturity.

(7)
“Operating lease obligations” represent payment obligations under non-cancelable lease agreements classified as operating leases.  These amounts are not recorded as liabilities as of the current balance sheet date.

(8)
“Purchase obligations not currently accrued” generally represent payment obligations for equipment.  It is our policy to accrue for these obligations when the equipment is received and the vendor has completed the work required by the purchase agreement.  These amounts are not recorded as liabilities as of the current balance sheet date because we had not yet received the related equipment.

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

(11)
“Acquisition commitment” represents amounts due to sellers upon completing acquisitions of television stations. We have entered into agreements to acquire one full-power television station and two low power television stations in the Lincoln, Nebraska market, and one low power television station in Dothan, Alabama.  We anticipate completing these acquisitions in the first and second quarters of 2013, respectively.  These amounts are not recorded as a liability as of the current balance sheet date.

Estimates of the amount, timing and future funding obligations under our pension plans include assumptions concerning, among other things, actual and projected market performance of plan assets, investment yields, statutory requirements and demographic data for pension plan participants. Pension plan funding estimates are therefore not included in the table above because the timing and amounts of funding obligations for all future periods cannot be reasonably determined. We expect to contribute approximately $3.1 million in total to our active pension plan and the acquired pension plans during 2013.

Inflation

The impact of inflation on operations has not been significant to date. However, there can be no assurance that a high rate of inflation in the future would not have an adverse effect on operating results, particularly since amounts outstanding under the 2012 Senior Credit Facility incur interest at a variable rate.

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. GAAP requires us to make judgments and estimations that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those reported amounts. We consider our accounting policies relating to intangible assets and income taxes to be critical policies that require judgments or estimations in their application where variances in those judgments or estimations could make a significant difference to future reported results. Our policies concerning intangible assets and income taxes are disclosed below.

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

As of December 31, 2012 and 2011, the recorded value of our broadcast licenses was $819.2 million and $819.0 million, respectively.  As of December 31, 2012 and 2011, the recorded value of our goodwill was $170.5 million. We did not record an impairment expense related to our broadcast licenses or goodwill during 2012, 2011 or 2010.  Neither of these asset types are amortized; however, they are both subject to annual impairment testing.

Prior to January 1, 2002, acquired broadcast licenses were valued at the date of acquisition using a residual method.  The recorded value of these broadcast licenses as of December 31, 2012 and 2011 was approximately $341.0 million.  Broadcast licenses acquired after December 31, 2001, were valued at the date of acquisition using an income method that assumes an initial hypothetical start-up operation.  This change in methodology was due to a change in accounting requirements.  The book value of these broadcast licenses as of December 31, 2012 and 2011 was approximately $478.2 million and $478.0 million, respectively. Regardless of whether we initially recorded the value of our broadcast licenses using the residual or the income method, for purposes of testing for potential impairment we use the income method to estimate the fair value of our broadcast licenses.

We test for impairment of broadcast licenses and goodwill on an annual basis on the last day of each fiscal year. However, we will test for impairment during any reporting period if certain triggering events occur.  The two most recent impairment testing dates were December 31, 2012 and 2011. A summary of the significant assumptions used in our impairment analyses of broadcast licenses and goodwill as of December 31, 2012 and 2011 is presented below. Following the summary of assumptions is a sensitivity analysis of those assumptions as of December 31, 2012.  Our reporting units, allocations of our broadcast licenses and goodwill and our methodologies were consistent as of both testing dates.

Summary

As of December 31,
	2012	2011
(dollars in thousands)
Pre-tax impairment charge:
Broadcast licenses	$-	$-
Goodwill	$-	$-

Significant assumptions:
Forecast period	10 years	10 years
Increase or (decrease) in market advertising revenue for projection year 1 compared to latest historical period (1)	(30.0)% to 0.0%	7.0% to 19.8%
Positive or (negative) advertising revenue compound growth rate for forecast period	1.0% to 2.3%	0.3% to 3.1%
Operating cash flow margin:
Broadcast licenses	8.3% to 50.0%	8.3% to 50.0%
Goodwill	10.8% to 56.2%	13.9% to 58.9%
Discount rate:
Broadcast licenses	9.00%	9.00%
Goodwill	10.50%	10.50%

(1)
Depending on whether the first year of the respective projection period is an even- or odd-numbered year, assumptions relating to market advertising growth rates will vary significantly reflecting the significant cyclical impact of political advertising revenue in even-numbered years. The analysis for 2012 generally anticipated a decrease in revenue for 2013.

When estimating the fair value of our broadcast licenses and goodwill, we make assumptions regarding revenue growth rates, operating cash flow margins and discount rates. These assumptions require substantial judgment, and actual rates and margins may differ materially. Although we did not record an impairment charge for the year ended December 31, 2012, we may have recorded such an adjustment if we had changed certain assumptions. The following table contains a sensitivity analysis of these assumptions and a hypothetical non-cash impairment charge that would have resulted if our advertising revenue growth rate and our operating cash flow margin had been revised lower or if our discount rate had been revised higher. We also disclose a hypothetical impairment charge assuming a 5% and 10% decrease in the fair value of our broadcast licenses and enterprise values.

	Hypothetical Impairment Charge As of December 31, 2012
	Broadcast Licenses	Goodwill
	(in thousands)
Hypothetical change:
A 100 basis point decrease in advertising revenue growth rate throughout the forecast period	$1,025	$-
A 100 basis point decrease in operating cash flow margin throughout the forecast period	$-	$-
A 100 basis point increase in the applicable discount rate	$2,499	$-
A 5% reduction in the fair value of broadcast licenses and enterprise values	$-	$-
A 10% reduction in the fair value of broadcast licenses and enterprise values	$-	$-

These hypothetical non-cash impairment charges would not have any direct impact on our liquidity, debt covenant compliance or future results of operations.  Our historical operating results may not be indicative of our future operating results.  Our future ten-year discounted cash flow analysis, which fundamentally supports our estimated fair values as of December 31, 2012, reflected certain assumptions relating to the expected impact of the current general economic environment.

The discount rates used in our impairment analysis were based upon the after-tax rate of return determined using a weighted-average cost of capital calculation for media companies.  In calculating the discount rates, we considered estimates of the long-term mean market return, industry beta, corporate borrowing rate, average industry debt to capital ratio, average industry equity capital ratio, risk free rate and the tax rate.  We believe using a discount rate based on a weighted-average cost of capital calculation for media companies is appropriate because it would be reflective of rates active participants in the media industry would utilize in valuing broadcast licenses and/or broadcast enterprises.

Valuation of Network Affiliation Agreements

We believe that the value of a television station is derived primarily from the attributes of its broadcast license rather than its network affiliation agreement. These attributes have a significant impact on the audience for network programming in a local television market compared to the national viewing patterns of the same network programming.

Certain other broadcasting companies have valued their stations on the basis that it is the network affiliation and not the other attributes of the station, including its broadcast license, which contributes to the operational performance of that station.  As a result, we believe that these broadcasting companies allocate a significant portion of the purchase price for any station that they may acquire to the network affiliation relationship and include in their network affiliation valuation amounts related to attributes which we believe are more appropriately reflected in the value of the broadcast license or goodwill.

The methodology we used to value these stations was based on our evaluation of the broadcast licenses acquired and the characteristics of the markets in which they operated. Given our assumptions and the specific attributes of the stations we acquired from 2002 through December 31, 2012, we ascribed no incremental value to the incumbent network affiliation relationship in each market beyond the cost of negotiating a new agreement with another network and the value of any terms of the affiliation agreement that were more favorable or unfavorable than those generally prevailing in the market.

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

The following table reflects the hypothetical impact of the reassignment of value from broadcast licenses to network affiliations for our historical acquisitions (the first acquisition being in 1994) and the resulting increase in amortization expense assuming a hypothetical 15-year amortization period as of our most recent impairment testing date of December 31, 2012 (in thousands, except per share data):

	As	Percentage of Total Value Reassigned to Network Affiliation Agreements
	Reported	50%	25%
Balance Sheet (As of December 31, 2012):
Broadcast licenses	$819,188	$262,701	$540,945
Other intangible assets, net (including network affiliation agreements)	637	121,024	60,830
Statement of Operations (For the year ended December 31, 2012):
Amortization of intangible assets	75	29,989	15,032
Operating income	153,441	123,527	138,484
Net income	28,129	9,881	19,005
Net income available to common stockholders	24,034	5,786	14,910
Net income available to common stockholders, per share - basic and diluted	$0.42	$0.10	$0.26

For future acquisitions, if any, the valuation of the network affiliations may differ from the values of previous acquisitions due to the different characteristics of each station and the market in which it operates.

Market Capitalization

When we test our broadcast licenses and goodwill for impairment, we also consider our market capitalization.  Our market capitalization has increased from its 2008 lows. As of December 31, 2012, our market capitalization was less than our book value and it remains less than book value as of the date of this filing.  We believe the decline in and sustained level of our stock price has been influenced, in part, by the state of the general economy beginning in 2008, and the relatively slow recovery from the recent national economic recession.  We believe that it is appropriate to view the state of credit markets and continued economic weakness as relatively temporary in relation to reporting units that have demonstrated long-lived / enduring franchise value.  Accordingly, we believe that a variance between market capitalization and fair value can exist and that difference could be significant at points in time due to intervening macroeconomic influences.

Income Taxes

We have approximately $250.2 million in federal operating loss carryforwards, which expire during the years 2021 through 2031. Additionally, we have an aggregate of approximately $259.1 million of various state operating loss carryforwards. We project to have taxable income in the carryforward periods. Therefore, we believe that it is more likely than not that the federal net operating loss carryforwards will be fully utilized.

A valuation allowance has been provided for a portion of the state net operating loss carryforwards.  We believe that we will not meet the more likely than not threshold in certain states due to the uncertainty of generating sufficient income. Therefore, the state valuation allowance at December 31, 2012 and 2011 was $3.2 million and $4.3 million, respectively.

As of December 31, 2011, we had also recorded a valuation allowance of $0.3 million for capital loss carryforwards because at the time we believed that we did not meet the more likely than not threshold for generating sufficient capital gains in the carryforward period. However during the year ended December 31, 2012, we completely utilized our capital loss carryforwards and as a result, we reduced our valuation allowance for capital loss carryforwards to zero.

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

Cautionary Statements for Purposes of the “Safe Harbor” Provisions of the Federal Securities Laws

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are all statements other than those of historical fact.  When used in this Annual Report, the words “believes,” “expects,” “anticipates,” “estimates,” “will,” “may,” “should” and similar words and expressions are generally intended to identify forward-looking statements.  Forward-looking statements may relate to, among other things, statements about our strategies, expected results of operations, general and industry-specific economic conditions, future pension plan contributions, capital expenditures, assumptions underlying various estimates and estimates of future obligations.  Readers are cautioned that any forward-looking statements, including those regarding the intent, belief or current expectations of our management, are not guarantees of future performance, results or events and involve risks and uncertainties, and that actual results and events may differ materially from those contained in the forward-looking statements as a result of various factors including, but not limited to, those listed in Item 1A. of this Annual Report and the other factors described from time to time in our SEC filings. The forward-looking statements included in this Annual Report are made only as of the date hereof. We undertake no obligation to update such forward-looking statements to reflect subsequent events or circumstances.

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

As of December 31, 2012, we had $535.0 million outstanding under the 2012 Senior Credit Facility and $300.0 million, at liquidation value, in 2020 Notes outstanding.  We pay interest based on a floating interest rate on balances outstanding under the 2012 Senior Credit Facility and pay a fixed rate of interest on the 2020 Notes. As of December 31, 2012, a large portion of our outstanding debt bears interest at a fixed interest rate, which reduces our risk of potential increases in interest rates.  Also as of that date, we were not a party to any interest rate swap agreements.

Based on our floating rate debt outstanding at December 31, 2012, a 100 basis point increase in market interest rates would have increased our interest expense and decreased our income before income taxes for the year 2012 by approximately $4.7 million. Similarly, based on our floating rate debt outstanding at December 31, 2012, a 100 basis point decrease in market interest rates would have decreased our interest expense and increased our income before income taxes for the year 2012 by approximately $4.7 million.

The recorded amount of our long-term debt was $832.9 million and $832.2 million, respectively, and the fair value of our long-term debt was $844.4 million and $801.0 million, respectively, as of December 31, 2012 and 2011. Fair value of our long-term debt is based on estimates provided by third-party financial professionals as of the respective dates.

Item 8.  Financial Statements and Supplementary Data.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the U. S. Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America.

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

In connection with the preparation of our annual consolidated financial statements, management has undertaken an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2012.

The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by McGladrey, LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Gray Television, Inc.

We have audited the accompanying consolidated balance sheets of Gray Television, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012, and the financial statement schedule of Gray Television, Inc. listed in Item 15(a).  We also have audited Gray Television, Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Gray Television, Inc.'s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on these financial statements, the financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gray Television, Inc. as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America, and in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.  Also in our opinion, Gray Television, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ McGladrey, LLP
West Palm Beach, Florida
March 5, 2013

GRAY TELEVISION, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,
	2012	2011
Assets:
Current assets:
Cash	$11,067	$5,190
Accounts receivable, less allowance for doubtful accounts of $2,064 and $2,314, respectively	62,472	62,085
Current portion of program broadcast rights, net	7,463	7,359
Deferred tax asset	12,550	2,762
Prepaid and other current assets	2,831	1,959
Total current assets	96,383	79,355

Property and equipment, net	135,138	137,099
Deferred loan costs, net	11,692	10,115
Broadcast licenses	819,188	818,981
Goodwill	170,522	170,522
Other intangible assets, net	637	712
Investment in broadcasting company	13,599	13,599
Other	2,629	3,597
Total assets	$1,249,788	$1,233,980

See accompanying notes.

GRAY TELEVISION, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands except for share data)

	December 31,
	2012	2011
Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$2,379	$2,045
Employee compensation and benefits	9,844	11,619
Accrued interest	10,214	7,939
Accrued network programming fees	5,422	12
Other accrued expenses	5,083	6,713
Federal and state income taxes	1,911	2,794
Current portion of program broadcast obligations	9,648	10,124
Deferred revenue	3,216	3,468
Current portion of long-term debt	-	4,823
Total current liabilities	47,717	49,537

Long-term debt, less current portion	832,867	827,410
Program broadcast obligations, less current portion	356	1,036
Deferred income taxes	184,440	157,832
Long-term deferred revenue	450	1,061
Long-term accrued dividends	-	13,717
Accrued pension costs	39,051	34,417
Other	972	1,176
Total liabilities	1,105,853	1,086,186

Commitments and contingencies (Note 10)

Series D preferred stock, no par value; cumulative; redeemable; designated 1,000 shares, issued and outstanding 0.00 shares and 259.21 shares, ($0 and $25,921 aggregate liquidation value, respectively)	-	24,841

Stockholders’ equity:
Common stock, no par value; authorized 100,000,000 shares, issued 56,503,759 shares and 56,057,070 shares, respectively	480,773	479,869
Class A common stock, no par value; authorized 15,000,000 shares, issued 7,331,574 shares	15,321	15,321
Accumulated deficit	(269,288)	(293,322)
Accumulated other comprehensive loss, net of income tax benefit	(20,170)	(16,402)
	206,636	185,466
Treasury stock at cost, common stock, 4,739,462 shares and 4,654,750 shares, respectively	(40,303)	(40,115)
Treasury stock at cost, Class A common stock, 1,578,554 shares	(22,398)	(22,398)
Total stockholders’ equity	143,935	122,953
Total liabilities, preferred stock and stockholders’ equity	$1,249,788	$1,233,980

See accompanying notes.

GRAY TELEVISION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for net income per share data)

	Year Ended December 31,
	2012	2011	2010

Revenue (less agency commissions)	$404,831	$307,131	$346,058
Operating expenses before depreciation, amortization, and gain on disposals of assets, net:
Broadcast	212,286	194,196	196,353
Corporate and administrative	15,927	14,173	13,545
Depreciation	23,133	26,183	30,630
Amortization of intangible assets	75	125	479
Gain on disposals of assets, net	(31)	(2,894)	(1,909)
Operating expenses	251,390	231,783	239,098
Operating income	153,441	75,348	106,960
Other income (expense):
Miscellaneous income, net	2	3	44
Interest expense	(59,443)	(61,777)	(70,045)
Loss from early extinguishment of debt	(46,683)	-	(349)
Income before income taxes	47,317	13,574	36,610
Income tax expense	19,188	4,539	13,447
Net income	28,129	9,035	23,163
Preferred stock dividends (includes accretion of issuance costs of $1,081, $1,045 and $4,489, respectively)	4,095	7,240	14,582
Net income available to common stockholders	$24,034	$1,795	$8,581

Basic per share information:
Net income available to common stockholders	$0.42	$0.03	$0.16
Weighted average shares outstanding	57,170	57,117	54,322

Diluted per share information:
Net income available to common stockholders	$0.42	$0.03	$0.16
Weighted average shares outstanding	57,262	57,118	54,324

See accompanying notes.

GRAY TELEVISION, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2012	2011	2010

Net income	$28,129	$9,035	$23,163

Other comprehensive income (loss):
Gain on derivatives	-	-	6,344
Adjustment to pension liability	(6,176)	(13,793)	(4,171)
Other comprehensive (loss) income before income taxes	(6,176)	(13,793)	2,173
Income tax (benefit) expense	(2,408)	(5,379)	847
Other comprehensive (loss) income	(3,768)	(8,414)	1,326

Comprehensive income	$24,361	$621	$24,489

See accompanying notes.

GRAY TELEVISION, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in thousands, except for number of shares)

	Class A Common Stock		Common Stock		Accumulated	Class A Treasury Stock		Common Treasury Stock		Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Deficit	Shares	Amount	Shares	Amount	Income (Loss)	Total

Balance at December 31, 2009	7,331,574	$15,321	47,529,502	$453,824	$(303,698)	(1,578,554)	$(22,398)	(4,654,750)	$(40,115)	$(9,314)	$93,620
Net income	-	-	-	-	23,163	-	-	-	-	-	23,163
Gain on derivatives, net of income tax	-	-	-	-	-	-	-	-	-	3,870	3,870
Adjustment to pension liability, net of income tax	-	-	-	-	-	-	-	-	-	(2,544)	(2,544)
Preferred stock dividends (including accretion of original issuance costs)	-	-	-	-	(14,582)	-	-	-	-	-	(14,582)
Issuance of common stock:
Exchange of preferred stock	-	-	8,500,000	25,518	-	-	-	-	-	-	25,518
401(k) plan	-	-	13,815	30	-	-	-	-	-	-	30
Share-based compensation	-	-	-	332	-	-	-	-	-	-	332
Balance at December 31, 2010	7,331,574	$15,321	56,043,317	$479,704	$(295,117)	(1,578,554)	$(22,398)	(4,654,750)	$(40,115)	$(7,988)	$129,407

Net income	-	-	-	-	9,035	-	-	-	-	-	9,035
Adjustment to pension liability, net of income tax	-	-	-	-	-	-	-	-	-	(8,414)	(8,414)
Preferred stock dividends (including accretion of original issuance costs)	-	-	-	-	(7,240)	-	-	-	-	-	(7,240)
Issuance of common stock:
401(k) plan	-	-	13,753	29	-	-	-	-	-	-	29
Share-based compensation	-	-	-	136	-	-	-	-	-	-	136
Balance at December 31, 2011	7,331,574	$15,321	56,057,070	$479,869	$(293,322)	(1,578,554)	$(22,398)	(4,654,750)	$(40,115)	$(16,402)	$122,953

See accompanying notes.

GRAY TELEVISION, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Continued)
(in thousands, except for number of shares)

	Class A Common Stock		Common Stock		Accumulated	Class A Treasury Stock		Common Treasury Stock		Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Deficit	Shares	Amount	Shares	Amount	Income (Loss)	Total

Balance at December 31, 2011	7,331,574	$15,321	56,057,070	$479,869	$(293,322)	(1,578,554)	$(22,398)	(4,654,750)	$(40,115)	$(16,402)	$122,953
Net income	-	-	-	-	28,129	-	-	-	-	-	28,129
Adjustment to pension liability, net of income tax	-	-	-	-	-	-	-	-	-	(3,768)	(3,768)
Preferred stock dividends (including accretion of original issuance costs)	-	-	-	-	(4,095)	-	-	-	-	-	(4,095)
Issuance of common stock:
401(k) plan	-	-	14,293	26	-	-	-	-	-	-	26
2007 Long Term Incentive Plan	-	-	432,396	-	-	-	-	(84,712)	(188)	-	(188)
Share-based compensation	-	-	-	878	-	-	-	-	-	-	878
Balance at December 31, 2012	7,331,574	$15,321	56,503,759	$480,773	$(269,288)	(1,578,554)	$(22,398)	(4,739,462)	$(40,303)	$(20,170)	$143,935

See accompanying notes.

 GRAY TELEVISION, INC.
 CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands)

	Year Ended December 31,
	2012	2011	2010
Operating activities
Net income	$28,129	$9,035	$23,163
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	23,133	26,183	30,630
Amortization of intangible assets	75	125	479
Amortization of deferred loan costs	2,723	2,943	2,051
Amortization of original issue discount related to long-term debt	1,127	1,353	902
Amortization of restricted stock and stock option awards	878	136	332
Loss from early extinguishment of debt	12,664	-	349
(Payment) accrual of long-term accrued facility fee, net	-	-	(18,307)
Amortization of program broadcast rights	11,081	13,484	15,410
Payments on program broadcast obligations	(11,839)	(15,915)	(15,473)
Common stock contributed to 401(k) Plan	26	29	30
Deferred revenue, network compensation	(687)	(938)	(758)
Deferred income taxes	19,229	5,085	13,910
Gain on disposals of assets, net	(31)	(2,894)	(1,909)
Other	(1,806)	1,815	319
Changes in operating assets and liabilities:
Accounts receivable	(389)	2,401	(7,309)
Other current assets	(372)	934	(111)
Accounts payable	274	(3,666)	(438)
Employee compensation, benefits and pension costs	(1,775)	(743)	2,687
Accrued network fees and other expenses	5,716	191	(750)
Accrued interest	2,275	108	(5,700)
Income taxes payable	(883)	(1,008)	(404)
Deferred revenue, current portion	(176)	(485)	(977)
Net cash provided by operating activities	89,372	38,173	38,126
Investing activities
Purchases of property and equipment	(24,523)	(24,274)	(19,395)
Proceeds from asset sales	1,586	3,324	284
Equipment transactions related to spectrum reallocation, net	-	-	278
Payments on acquisition related liabilities	(129)	(587)	(670)
Other	(240)	(332)	(3)
Net cash used in investing activities	(23,306)	(21,869)	(19,506)
Financing activities
Proceeds from borrowings on long-term debt	855,798	25,500	358,010
Repayments of borrowings on long-term debt	(856,292)	(21,323)	(324,018)
Deferred and other loan costs	(17,042)	(741)	(13,114)
Series D perpetual preferred stock dividends paid	(16,731)	(6,596)	(14,892)
Proceeds from issuance of common stock	-	-	25,518
Repurchase of Series D perpetual preferred stock	(25,922)	(13,385)	(60,693)
Net cash used in financing activities	(60,189)	(16,545)	(29,189)
Net increase (decrease) in cash	5,877	(241)	(10,569)
Cash at beginning of period	5,190	5,431	16,000
Cash at end of period	$11,067	$5,190	$5,431

See accompanying notes.

GRAY TELEVISION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Description of Business and Summary of Significant Accounting Policies

Description of Business

We are a television broadcast company headquartered in Atlanta, Georgia, that owns and operates television stations broadcasting 40 primary channels and 45 secondary channels in 30 television markets. Nineteen of our primary channels and one secondary channel are affiliated with the CBS Network owned by CBS Inc. (“CBS”), ten primary channels are affiliated with the NBC Network owned by National Broadcasting Company, Inc. (“NBC”), eight primary channels and one secondary channel are affiliated with the ABC Network owned by American Broadcasting Company (“ABC”), and three primary channels and two secondary channels are affiliated with the FOX Network owned by the FOX Broadcasting Company (“FOX”).

Within a market, our secondary broadcast channels are generally affiliated with networks different from those affiliated with our primary broadcast channels, and are operated by us to make better use of our broadcast spectrum by providing supplemental and/or alternative programming to our primary channels.  Certain of our secondary channels are affiliated with more than one network simultaneously. In addition to ABC, CBS and FOX, our secondary channels are affiliated with the following networks: the CW Network or the CW Plus Network, both owned by The CW Network, LLC, Master Distribution Service, Inc. (an affiliate of Twentieth Television, Inc.), the MeTV Network owned by Weigel Broadcasting Co., This TV Network also owned by Weigel Broadcasting, Untamed Sports Network, the Country Network and Antenna TV. We also broadcast nine local news/weather channels in certain of our existing markets.

In addition, we have entered into agreements to acquire one full-power television station and two low power television stations in the Lincoln, Nebraska market, and one low power television station in Dothan, Alabama.  We anticipate completing these acquisitions in the first and second quarters of 2013, respectively.

Principles of Consolidation

The consolidated financial statements include our accounts and the accounts of our subsidiaries.  All significant intercompany accounts and transactions have been eliminated.

Revenue Recognition

Broadcast advertising revenue is generated primarily from the sale of television advertising time to local, national and political advertisers. Internet advertising revenue is generated from the sale of advertisements associated with our stations’ websites. Our aggregate internet revenue is derived from two sources. The first is advertising or sponsorship opportunities directly on our websites, referred to as “direct internet revenue.” The other source is television advertising time purchased by our clients to directly promote their involvement in our websites, referred to as “internet-related commercial time sales.” Advertising revenue is billed to the customer and recognized when the advertisement is broadcast or appears on our stations’ websites. Retransmission consent revenue consists of payments to us from cable and satellite distribution systems for their retransmission of our broadcast signals. Retransmission consent revenue is recognized as earned over the life of the retransmission consent contract. Other revenue consist primarily of revenue earned from the production of programming and payments from tower space rent. Revenue from the production of programming is recognized as the programming is produced. Tower rent is recognized over the life of the rental agreements. Consulting revenue is generated from consulting services provided and typically includes a base and an incentive component. Revenue from the base component is fixed and is recognized on a straight line basis over the term of the consulting agreement. Revenue from the incentive component, if any, is variable and is determined by performance. Revenue from the incentive component of a consulting agreement is recognized when the amount earned becomes estimable and payment is probable.

Cash received which has not yet been recognized as revenue is presented as deferred revenue.  Revenue which has been earned but not yet received is recognized as revenue and presented as a receivable.

Barter Transactions

We account for trade barter transactions involving the exchange of tangible goods or services with our customers as revenue. The revenue is recorded at the time the advertisement is broadcast and the expense is recorded at the time the goods or services are used. The revenue and expense associated with these transactions are based on the fair value of the assets or services involved in the transaction. Trade barter revenue and expense recognized by us for each of the years ended December 31, 2012, 2011 and 2010 were as follows (amounts in thousands):

	Year Ended December 31,
	2012	2011	2010
Trade barter revenue	$1,248	$1,529	$1,481
Trade barter expense	(1,267)	(1,421)	(1,354)
Net trade barter (loss) income	$(19)	$108	$127

We do not account for barter revenue and related barter expense generated from network or syndicated programming as such amounts are not material. Furthermore, any such barter revenue recognized would then require the recognition of an equal amount of barter expense. The recognition of these amounts would not have a material effect upon net income.

Advertising Expense

We recorded advertising expense of $0.9 million, $0.8 million and $0.8 million for the years ended December 31, 2012, 2011 and 2010, respectively. We expense all advertising expenditures as they are incurred.

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

Allowance for Doubtful Accounts

Our allowance for doubtful accounts is equal to at least 85% of our receivable balances that are 120 days old or older.  We may provide allowances for certain receivable that are less than 120 days old when warranted by specific facts and circumstances. We recorded expenses for this allowance of $0.1 million, $1.9 million and $0.7 million for the years ended December 31, 2012, 2011 and 2010, respectively. We generally write-off accounts receivable balances when the customer files for bankruptcy or when all commonly used methods of collection have been exhausted.

Program Broadcast Rights

The total license fee payable under a program license agreement allowing us to broadcast programs is recorded at the beginning of the license period and is charged to operating expense over the period that the programs are broadcast. The portion of the unamortized balance expected to be charged to operating expense in the succeeding year is classified as a current asset, with the remainder classified as a non-current asset.  The liability for license fees payable under program license agreements is classified as current or long-term, in accordance with the payment terms of the various license agreements.

Property and Equipment

Property and equipment are carried at cost. Depreciation is computed principally by the straight-line method.  Maintenance, repairs and minor replacements are charged to operations as incurred; major replacements and betterments are capitalized. The cost of any assets sold or retired and related accumulated depreciation are removed from the accounts at the time of disposition, and any resulting profit or loss is reflected in income or expense for the period. The following table lists components of property and equipment by major category (dollars in thousands):

	December 31,		Estimated Useful Lives
	2012	2011	(in years)
Property and equipment:
Land	$24,383	$23,451
Buildings and improvements	55,709	53,322	7	to	40
Equipment	313,761	308,454	3	to	20
	393,853	385,227
Accumulated depreciation	(258,715)	(248,128)
Total property and equipment, net	$135,138	$137,099

On March 22, 2011, our primary broadcast tower for WEAU-TV, our station which serves the La Crosse – Eau Claire, Wisconsin market, collapsed during inclement weather. Our loss of property due to the tower collapse was covered by insurance, subject to a deductible of $50,000.  For the year ended December 31, 2012, we received insurance proceeds of $0.8 million for the collapsed tower, recorded a gain on disposals of assets of $0.8 million for the collapsed tower and recorded capital expenditures of $0.4 million for construction of the new tower.  For the year ended December 31, 2011, we received insurance proceeds of $3.2 million for the collapsed tower, recorded a gain on disposals of assets of $3.0 million for the collapsed tower and recorded capital expenditures of $3.9 million for construction of the new tower. For the year ended December 31, 2011, we received an additional $450,000 of proceeds from business interruption insurance, which was recorded as a reduction of broadcast expense. For the year ended December 31, 2012, we did not receive any proceeds from business interruption insurance.

Deferred Loan Costs

Loan acquisition costs are amortized over the life of the applicable indebtedness using a straight-line method that approximates the effective interest method.

Asset Retirement Obligations

We own office equipment, broadcasting equipment, leasehold improvements and transmission towers, some of which are located on, or are housed in, leased property or facilities. At the conclusion of several of these leases we are legally obligated to dismantle, remove and otherwise properly dispose of and remediate the facility or property. We estimate our asset retirement obligations based upon the cash flows of the costs expected to be incurred and the net present value of those estimated amounts. The asset retirement obligation is recognized as a non-current liability and as a component of the cost of the related asset. Changes to our asset retirement obligation resulting from revisions to the timing or the amount of the original undiscounted cash flow estimates are recognized as an increase or decrease to the carrying amount of the asset retirement obligation and the related asset retirement cost capitalized as part of the related property, plant, or equipment. Changes in the asset retirement obligation resulting from accretion of the net present value of the estimated cash flows are recognized as operating expenses. We recognize depreciation expense of the capitalized cost over the estimated life of the lease. Our estimated obligations become due at varying times during the years 2013 through 2059. The liability recognized for our asset retirement obligations was approximately $505,000 and $465,000 as of December 31, 2012 and 2011, respectively. Related to our asset retirement obligations, for the years ended December 31, 2012, 2011 and 2010, we recorded an expense of $25,000, $5,000 and $28,000, respectively.

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

For the year ended December 31, 2012, approximately 18%, 8% and 7% of our broadcast advertising revenue was obtained from advertising sales to advertising customers in the automotive, medical and restaurant industries, respectively. We experienced similar industry-based concentrations of revenue in the years ended December 31, 2011 and 2010. Although our revenues can be affected by changes within these industries, we believe this risk is in part mitigated due to the fact that no one customer accounted for in excess of 5% of our broadcast advertising revenue in any of these periods. Furthermore, we believe that our large geographic operating area partially mitigates the potential effect of regional economic changes.

Earnings Per Share

We compute basic earnings per share by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the relevant period. The weighted-average number of common shares outstanding does not include restricted shares. These shares, although classified as issued and outstanding, are considered contingently returnable until the restrictions lapse and, in accordance with GAAP, are not included in the basic earnings per share calculation until the shares vest. Diluted earnings per share is computed by including all potentially dilutive common shares, including restricted stock and shares underlying stock options, in the diluted weighted-average shares outstanding calculation, unless their inclusion would be antidilutive.
The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	Year Ended December 31,
	2012	2011	2010
Weighted-average shares outstanding – basic	57,170	57,117	54,322
Weighted-average shares underlying stock options and restricted shares	92	1	2
Weighted-average shares outstanding - diluted	57,262	57,118	54,324

Investment in Broadcasting Company

We have an investment in Sarkes Tarzian, Inc. (“Tarzian”) whose principal business is the ownership and operation of two television stations. As of June 30, 2012, the most recent period for which we have Tarzian’s financial statements, our investment represented 32.4% of the total outstanding common stock of Tarzian (both in terms of the number of shares of common stock outstanding and in terms of voting rights), but such investment represented 67.9% of the equity of Tarzian for purposes of dividends, if paid, as well as distributions in the event of any liquidation, dissolution or other sale of Tarzian. This investment is accounted for under the cost method of accounting and reflected as a non-current asset. We have no commitment to fund operations of Tarzian and we have neither representation on Tarzian’s board of directors nor any other influence over Tarzian’s management. We believe the cost method is appropriate to account for this investment given the existence of a single voting majority stockholder and our lack of management influence.

Valuation of Broadcast Licenses, Goodwill and Other Intangible Assets

From January 1, 1994 through December 31, 2012, we acquired 33 television stations. We completed our most recent acquisition on March 3, 2006. Among the assets acquired in these transactions were broadcast licenses issued by the Federal Communications Commission, goodwill and other intangible assets.

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

For broadcast licenses acquired after December 31, 2001, we recorded their respective values using an income approach. Under this approach, a broadcast license is valued based on analyzing the estimated after-tax discounted future cash flows of the acquired station, assuming an initial hypothetical start-up operation maturing into an average performing station in a specific television market and giving consideration to other relevant factors such as the technical qualities of the broadcast license and the number of competing broadcast licenses within that market. The income approach generally produces lower valuations of broadcast licenses when compared to applying the residual method.  For television stations acquired after December 31, 2001, we allocate the residual value of the station to goodwill.

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

For purposes of testing goodwill for impairment, each of our individual television stations is considered a separate reporting unit. We review each television station for possible goodwill impairment by comparing the estimated fair value of each respective reporting unit to the recorded value of that reporting unit’s net assets. If the estimated fair value exceeds the recorded net asset value, no goodwill impairment is deemed to exist. If the estimated fair value of the reporting unit does not exceed the recorded value of that reporting unit’s net assets, we then perform, on a notional basis, a purchase price allocation by allocating the reporting unit’s fair value to the fair value of all tangible and identifiable intangible assets with residual fair value representing the implied fair value of goodwill of that reporting unit.  The recorded value of goodwill for the reporting unit is written down to this implied value.

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

Market Capitalization

When we test our broadcast licenses and goodwill for impairment, we also consider our market capitalization.  Our market capitalization has increased from its 2008 lows. As of December 31, 2012, our market capitalization was less than our book value and it remains less than book value as of the date of this filing.  We believe the decline in and sustained level of our stock price has been influenced, in part, by the state of the general economy beginning in 2008, and the relatively slow recovery from the recent national economic recession.  We believe that it is appropriate to view the state of credit markets and continued economic weakness as relatively temporary in relation to reporting units that have demonstrated long-lived / enduring franchise value.  Accordingly, we believe that a variance between market capitalization and fair value can exist and that difference could be significant at points in time due to intervening macroeconomic influences.

Accumulated Other Comprehensive Loss

Our accumulated other comprehensive loss balances as of December 31, 2012 and 2011 consist of adjustments to our pension liabilities net of related income tax benefits as follows (in thousands):

	December 31,
	2012	2011
Accumulated balances of items included in accumulated other comprehensive loss:
Increase in pension liability	$(33,065)	$(26,889)
Income tax benefit	(12,895)	(10,487)
Accumulated other comprehensive loss	$(20,170)	$(16,402)

Recent Accounting Pronouncements

We have reviewed all recently issued accounting pronouncements.  Of those pronouncements that have been issued but not yet effective, we do not anticipate a material impact upon our financial statements upon our adoption of those pronouncements.

Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2012-07, Entertainment--Films (Topic 926): Accounting for Fair Value Information That Arises after the Measurement Date and Its Inclusion in the Impairment Analysis of Unamortized Film Costs

On October 24, 2012, the FASB issued ASU No. 2012-07, Entertainment - Films (Topic 926): Accounting for Fair Value Information That Arises after the Measurement Date and Its Inclusion in the Impairment Analysis of Unamortized Film Costs. The amendments in this ASU apply to all entities that perform impairment assessments of unamortized film costs in accordance with Topic 926.

The amendments in this ASU eliminate the rebuttable presumption that the conditions leading to the write off of unamortized film costs after the balance sheet date existed as of the balance sheet date. The amendments also eliminate the requirement that an entity incorporate into fair value measurements used in its impairment tests the effects of any changes in estimates resulting from the consideration of subsequent evidence if the information would not have been considered by market participants at the measurement date.

For U.S. Securities and Exchange Commission (“SEC”) filers, these amendments are effective for impairment assessments performed on or after December 15, 2012. The amendments resulting from this ASU should be applied prospectively. Earlier application is permitted, including for impairment assessments performed as of a date before October 24, 2012, if, for SEC filers, the entity’s financial statements for the most recent annual or interim period have not yet been issued or, for all other entities, have not yet been made available for issuance. Effective December 15, 2012, we implemented this ASU without any impact upon our financial statements.

FASB ASU 2012-02, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment

On July 27, 2012, the FASB issued ASU No. 2012-02, Intangibles--Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This ASU states that an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Codification Subtopic 350-30, Intangibles--Goodwill and Other, General Intangibles Other than Goodwill.

Under the guidance in this ASU, an entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period.

The amendments in this ASU are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. Effective December 31, 2012, we implemented this ASU without any impact upon our financial statements.

FASB ASU 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment

On September 15, 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU 2011-08 is intended to simplify how entities, both public and nonpublic, test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, Intangibles-Goodwill and Other. The more-likely-than-not threshold is defined as having a likelihood of more than 50%.

ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. Effective December 31, 2011, we implemented this ASU without any impact upon our financial statements.

Reclassifications

Certain reclassifications have been made in the current liability section of our consolidated balance sheet as of December 31, 2011 in order to conform to the presentation as of December 31, 2012. The reclassifications did not change our total current liabilities as of December 31, 2011.

2.       Long-term Debt

As of December 31, 2012, long-term debt consisted of our obligations under our senior credit facility (the “2012 Senior Credit Facility”) and our 7½% Senior Notes due 2020 (the “2020 Notes”).  As of December 31, 2011, long-term debt consisted of our obligations under our then existing senior credit facility (the “2007 Senior Credit Facility”) and our 10½% Senior Secured Second Lien Notes due 2015 (the “2015 Notes”).    Long-term debt balances are as follows (in thousands):

	December 31,
	2012	2011
Long-term debt including current portion:
2012 Senior Credit Facility	$535,000	$-
2007 Senior Credit Facility		471,968
2020 Notes	300,000	-
2015 Notes	-	365,000
Total long-term debt including current portion at liquidation value	835,000	836,968
Less unamortized discount on our 2020 Notes	(2,133)	-
Less unamortized discount on our 2015 Notes	-	(4,735)
Total long-term debt at recorded value	$832,867	$832,233

Borrowing availability under our senior credit facility	$40,000	$31,000

Senior Credit Facility

Our 2007 Senior Credit Facility consisted of a revolving loan and a term loan.  Excluding accrued interest, the amount outstanding under our 2007 Senior Credit Facility as of  December 31, 2011 was $472.0 million consisting of a term loan balance of $463.0 million and a revolving loan balance of $9.0 million. As of December 31, 2011, the interest rate on the balance outstanding under the 2007 Senior Credit Facility was 3.8%.  Also, as of December 31, 2011, we had a deferred loan cost balance, net of accumulated amortization, of $4.0 million related to our 2007 Senior Credit Facility.

On October 12, 2012 (the “Closing Date”), we amended and restated the 2007 Senior Credit Facility in the form of the 2012 Senior Credit Facility, with Wells Fargo Bank, National Association, as administrative agent, Bank of America, N.A., as syndication agent, Wells Fargo Securities, LLC and

Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers and joint bookrunners, and the other lenders party thereto.

The proceeds from borrowings under the 2012 Senior Credit Facility, together with cash on hand, were used to repay all remaining amounts outstanding under the 2007 Senior Credit Facility and to pay related fees and expenses.

The 2012 Senior Credit Facility consists of a $40.0 million revolving credit facility (the “2012 Revolving Credit Facility”) and a term loan facility (the “2012 Term Loan”) having an original commitment amount of $555.0 million. Excluding accrued interest, the amount outstanding under our 2012 Senior Credit Facility as of December 31, 2012 was $535.0 million consisting solely of a term loan balance. As of December 31, 2012, the interest rate on the balance outstanding under the 2012 Senior Credit Facility was 4.8%.  Also as of December 31, 2012, we had a deferred loan cost balance, net of accumulated amortization, of $4.6 million, related to the 2012 Senior Credit Facility.

Borrowings under the 2012 Revolving Credit Facility bear interest, at our option, based on the Base Rate (as defined below) or the London Interbank Offered Rate (“LIBOR”), in each case plus an applicable margin based on a first lien leverage ratio test as set forth in the 2012 Senior Credit Facility (the “First Lien Ratio Test”). Base Rate is defined as the greatest of (i) the administrative agent’s prime rate, (ii) the overnight federal funds rate plus 0.50% and (iii) one-month LIBOR plus 1.0%.  We are required to pay a commitment fee on the average daily unused portion of the 2012 Revolving Credit Facility, which rate may range from 0.375% to 0.50% on an annual basis, based on the First Lien Ratio Test.

Borrowings under the 2012 Term Loan bear interest, at our option, at either the Base Rate plus 2.50%-2.75% or LIBOR plus 3.50%-3.75%, subject to a LIBOR floor of 1.0%. The 2012 Term Loan also requires us to make quarterly principal repayments equal to 0.25% of the outstanding principal amount of the 2012 Term Loan beginning December 31, 2012.

The 2012 Revolving Credit Facility matures on October 12, 2017 and the 2012 Term Loan matures on October 12, 2019.

Our obligations under the 2012 Senior Credit Facility are secured by substantially all of our and our subsidiaries’ assets, including real estate. In addition, our subsidiaries are joint and several guarantors of the obligations and our ownership interests in our subsidiaries are pledged to collateralize the obligations. The 2012 Senior Credit Facility contains affirmative and restrictive covenants that we must comply with, including (a) limitations on additional indebtedness, (b) limitations on liens, (c) limitations on the sale of assets, (d) limitations on guarantees, (e) limitations on investments and acquisitions, (f) limitations on the payment of dividends and share repurchases, (g) limitations on mergers, and (h) maintenance of a total leverage ratio as set forth in the 2012 Senior Credit Facility not to exceed certain maximum limits, as well as other customary covenants for credit facilities of this type.

In connection with the 2012 Senior Credit Facility, we incurred loan issuance costs of approximately $9.9 million, including bank fees and other professional fees.

The amendment and restatement of the 2007 Senior Credit Facility was determined to be a significant modification and, as a result, we recorded a related loss upon early extinguishment of debt of approximately $8.1 million in the year ended December 31, 2012.

Senior Notes

As of December 31, 2011, we had $365.0 million of 2015 Notes outstanding. As of December 31, 2011, the coupon interest rate and the yield on the 2015 Notes were 10.5% and 11.0%, respectively.  The yield on the 2015 Notes exceeded the coupon interest rate because the 2015 Notes were issued with original issue discount. As of December 31, 2011, we had a deferred loan cost balance, net of accumulated amortization, of $6.1 million, related primarily to our 2015 Notes.

On October 22, 2012, we completed a previously announced tender offer (the “Tender Offer”) pursuant to which we repurchased approximately $222.6 million in aggregate principal amount of 2015 Notes.

On November 13, 2012, we completed the previously announced redemption of all 2015 Notes that remained outstanding following the completion of the Tender Offer (the “Redemption”).  The Redemption was funded by additional borrowings under our 2012 Term Loan and cash on hand.

In connection with the completion of the Tender Offer and the Redemption, we recorded a loss upon early extinguishment of debt of approximately $38.6 million in the year ended December 31, 2012 consisting of Tender Offer premiums of $29.9 million, recognition of unaccreted original issue discount of $3.7 million, the write off of unamortized deferred financing costs of $4.6 million and the payment of approximately $0.4 million in legal and other professional fees.

On October 9, 2012, we issued $300.0 million in aggregate principal amount of the 2020 Notes. The interest rate on the 2020 Notes is 7.5% per annum. The 2020 Notes were issued at 99.266% of par, resulting in gross proceeds to us of $297.8 million.  Our obligations under the 2020 Notes are senior unsecured obligations, and are guaranteed by all of our subsidiaries on a senior unsecured basis. In connection with the issuance of the 2020 Notes, we incurred estimated issuance costs of approximately $7.3 million, including bank fees and other professional fees. Net proceeds from the sale of the 2020 Notes were approximately $290.9 million, after deducting the initial purchasers’ discounts and fees and expenses.  We used the net proceeds from the sale of the 2020 Notes to (i) repurchase all of the 2015 Notes validly tendered and not properly withdrawn in the Tender Offer on or before the early tender deadline thereof, (ii) pay related fees and expenses, including applicable Tender Offer premiums, and (iii) repurchase the outstanding shares of our Series D Perpetual Preferred Stock, including paying accrued dividends thereon.

As of December 31, 2012, we had $300.0 million of 2020 Notes outstanding. As of December 31, 2012, the coupon interest rate and the yield on the 2020 Notes were 7.5% and 7.6%, respectively.  The yield on the 2020 Notes exceeded the coupon interest rate because the 2020 Notes were issued with original issue discount. As of December 31, 2012, we had a deferred loan cost balance, net of accumulated amortization, of $7.1 million, related primarily to the 2020 Notes.

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

Amendment of 2007 Senior Credit Facility in 2010 and Issuance of 2015 Notes

On March 31, 2010, we amended the 2007 Senior Credit Facility.  Pursuant to this amendment, from March 31, 2010 until the date we completed an offering of “Replacement Debt” (as defined therein), which offering was completed on April 29, 2010, among other things, (i) we were required to pay an annual incentive fee equal to 2.0% and (ii) the annual facility fee under the 2007 Senior Credit Facility remained at 3.0%.

On April 29, 2010, we used a portion of the net proceeds from the sale of the 2015 Notes to repay $300.0 million in principal amount of the term loan outstanding under the 2007 Senior Credit Facility, to repay interest thereon and to pay certain fees due thereunder. Following the repayment, the annual facility fee rate was reduced to 0.75% per year and we became subject to a maximum first lien leverage ratio covenant.  Effective April 1, 2011, the annual facility fee was reduced to 0%.

Beginning April 30, 2010, all interest and fees accrued under the 2007 Senior Credit Facility became payable in cash upon their respective due dates, with no portion of such accrued interest and fees being subject to deferral.

In order to obtain the foregoing amendment of the 2007 Senior Credit Facility, we incurred loan issuance costs of approximately $4.5 million, including legal and professional fees.  We recorded a loss from early extinguishment of debt of $0.3 million for year ended December 31, 2010 related thereto. In order to issue the 2015 Notes, we incurred issuance costs of approximately $8.6 million, including legal and professional fees.

Collateral, Covenants and Restrictions

The collateral for our obligations under the 2012 Senior Credit Facility consists of substantially all of our and our subsidiaries’ assets.  In addition, our subsidiaries are joint and several guarantors of the obligations and our ownership interests in our subsidiaries are pledged to collateralize the obligations.

As of December 31, 2012 and 2011, we were in compliance with all covenants required under our debt obligations. In the future, if we are unable to maintain compliance with any required covenant, we would expect that we would use reasonable efforts to seek an amendment or waiver to such requirements.  However, in such circumstances, we could provide no assurances that any amendment or waiver would be obtained nor of its terms.  In the future, if we are not in compliance and we are unable to obtain any required waivers or amendments, we would be in default under those obligations and any such default could allow a majority of the affected creditors to demand an acceleration of the repayment of all outstanding amounts under the affected debt or to foreclose on the assets securing such indebtedness.

We are a holding company with no material independent assets or operations, other than our investments in our subsidiaries. The aggregate assets, liabilities, earnings and equity of the subsidiary guarantors as defined in the 2012 Senior Credit Facility are substantially equivalent to our assets, liabilities, earnings and equity on a consolidated basis. The subsidiary guarantors are, directly or indirectly, our wholly-owned subsidiaries and the guarantees of the subsidiary guarantors are full, unconditional and joint and several. All of our current and future direct and indirect subsidiaries are and will be guarantors under the 2012 Senior Credit Facility and the 2020 Notes. Accordingly, separate financial statements and other disclosures of each of the subsidiary guarantors are not presented because we have no material independent assets or operations, and the guarantees are full and unconditional and joint and several.

Maturities

Aggregate minimum principal maturities on long-term debt as of December 31, 2012 were as follows (in thousands):

	Minimum Principal Maturities
Year	2012 Senior Credit Facility	2020 Notes	Total
2013	$-	$-	$-
2014	-	-	-
2015	-	-	-
2016	4,163	-	4,163
2017	5,550	-	5,550
Thereafter	525,287	300,000	825,287
Total	$535,000	$300,000	$835,000

Interest Payments

For all of our interest bearing obligations, including derivative contracts, we made interest payments of approximately $53.3 million, $57.4 million and $65.0 million during 2012, 2011 and 2010, respectively. We did not capitalize any interest payments during the years ended December 31, 2012, 2011 or 2010.

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

•	complying with any financial or other covenant requirements in our financing or other agreements.

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

During 2007, we entered into three swap agreements to convert $465.0 million of our variable rate debt under the 2007 Senior Credit Facility to fixed rate debt.  These interest rate swap agreements expired on April 3, 2010, and they were our only derivatives in effect during the year ended December 31, 2010. Upon entering into the swap agreements, we designated them as hedges of variability of our variable rate interest payments attributable to changes in three-month LIBOR, the designated interest rate.  Therefore, these interest rate swap agreements were considered cash flow hedges.

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

We did not have any derivatives in effect as of December 31, 2012 or December 31, 2011.

The following table presents the effect of our derivative financial instruments on our consolidated statements of operations for the years ended December 31, 2012, 2011 and 2010 (in thousands).

	Cash Flow Hedging Relationships for the Year Ended December 31,
	2012	2011	2010
Interest rate swap agreements:
Liability at beginning of period	$-	$-	$(6,344)

Effective portion of losses recognized in other comprehensive loss	-	-	(5,936)

Effective portion of gains recorded in accumulated other comprehensive loss and reclassified into interest expense	-	-	12,280

Liability at end of period	$-	$-	$-

For the year ended December 31, 2010, we recorded a gain on derivatives as other comprehensive income of $3.8 million, net of a $2.5 million income tax expense.

Credit-risk Related Contingent Features

We managed our counterparty risk by entering into derivative instruments with global financial institutions that we believe presented a low risk of credit loss resulting from nonperformance.  As of December 31, 2012 and 2011, we had not recorded a credit value adjustment related to any interest rate swap agreements, as none were in effect.

4.       Fair Value Measurement

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

The carrying amount of our long-term debt was $832.9 million and $832.2 million, respectively, and the fair value was $844.4 million and $801.0 million, respectively, as of December 31, 2012 and 2011. We classify our long-term debt within Level 2 of the fair value hierarchy.

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

Our Board of Directors has authorized Gray to repurchase an aggregate of up to 5,000,000 shares of its common stock and Class A common stock at times as management deems appropriate, subject to any contractual or other restrictions.  As of December 31, 2012, 279,200 shares of our common stock and Class A common stock are available for repurchase under these authorizations. There is no expiration date for these authorizations. Shares repurchased are held as treasury shares and used for general corporate purposes including, but not limited to, satisfying obligations under our employee benefit plans and long term incentive plan. Treasury stock is recorded at cost. During the years ended December 31, 2012, 2011 and 2010, we did not make any repurchases under these authorizations.

For the years ended December 31, 2012, 2011 and 2010, we did not declare or pay any common stock or Class A common stock dividends.

Except for the payment of dividends in connection with our repurchases of shares of our Series D Perpetual Preferred Stock in privately negotiated transactions from time to time, we had not paid cash dividends on our Series D Perpetual Preferred Stock since 2008.  See Note 6 “Preferred Stock” for further discussion of our Series D Perpetual Preferred Stock dividend payments and repurchases.

Under our various employee benefit plans, we may, at our discretion, issue authorized and unissued shares of our Class A common stock and common stock or previously issued shares of our Class A common stock or common stock reacquired by Gray, including stock purchased in the open market, held in the treasury. As of December 31, 2012, we had reserved 7,892,742 shares and 1,000,000 shares of our common stock and Class A common stock, respectively, for future issuance under various employee benefit plans. As of December 31, 2011, we had reserved 8,385,281 shares and 1,000,000 shares of our common stock and Class A common stock, respectively, for future issuance under various employee benefit plans.

6.       Preferred Stock

In 2008, we issued an aggregate of 1,000 shares of our Series D Perpetual Preferred Stock, no par value. Until the completion of the redemption of all of such shares described below, $8.4 million of original issue discount, transaction fees and expenses related thereto were being accreted over a seven-year period ending June 30, 2015.

As of December 31, 2012 and 2011, we had 0.00 shares and 259.21 shares, respectively, of Series D Perpetual Preferred Stock outstanding.  The Series D Perpetual Preferred Stock had a face value of $100,000 per share, for a total liquidation value of $0.0 million and $25.9 million as of December 31, 2012 and 2011, respectively.  The Series D Perpetual Preferred Stock had a recorded value of $0.0 million and $24.8 million as of December 31, 2012 and December 31, 2011, respectively.  The difference between the face value and the recorded value as of December 31, 2011 was the unaccreted portion of the original issuance discount and issuance cost. Our accrued Series D Perpetual Preferred Stock dividend balances as of December 31, 2012 and December 31, 2011 were $0.0 million and $13.7 million, respectively.

In 2012, we repurchased an aggregate of approximately $25.9 million in face amount of our Series D Perpetual Preferred Stock, and paid $16.7 million in accrued dividends related thereto. We used cash on hand and borrowings under the 2020 Notes to fund these transactions. In 2011, we repurchased approximately $13.4 million in face amount of the Series D Perpetual Preferred Stock, and paid $6.6 million in accrued dividends thereon. We used cash on hand and borrowings under our 2007 Senior Credit Facility to fund these transactions.

Except for the payment of dividends in connection with the repurchases of shares of our Series D Perpetual Preferred Stock, we did not pay cash dividends on the Series D Perpetual Preferred Stock in any period presented.  In accordance with the terms of the Series D Perpetual Preferred Stock, the dividend rate thereon was at 17.0% per annum for all periods presented.

7.       Stock-Based Compensation

Long Term Incentive Plan

The 2007 Long Term Incentive Plan, as amended, (the “2007 Incentive Plan”) provides for the grant of incentive stock options, nonqualified stock options, restricted stock awards, stock appreciation rights, and performance awards to our officers, employees and non-employee directors to acquire shares of our Class A common stock, common stock or to receive other awards based on our performance. We recognize the fair value of stock options granted on the date of grant as compensation expense, and such expense is amortized over the vesting period of the stock option. The 2007 Incentive Plan allows us to grant share-based awards for up to 6.0 million shares of stock, with not more than 1.0 million out of that 6.0 million being Class A common stock and the remaining shares being common stock.  As of December 31, 2012 and in addition to options then outstanding for the issuance of our common stock, 4.2 million shares were available for issuance under the 2007 Incentive Plan. Shares of common stock underlying outstanding options or performance awards are counted against the 2007 Incentive Plan’s maximum shares. Under the 2007 Incentive Plan, the options granted typically vest after a two- to four-year period and expire three to eight years after fully vesting. However, options will vest immediately upon a “change in control” as such term is defined in the 2007 Incentive Plan. All options have been granted with purchase prices that equal the market value of the underlying stock at the close of business on the date of the grant.

Included in corporate and administrative expenses in the years ended December 31, 2012, 2011 and 2010 were $0.9 million, $0.1 million and $0.3 million, respectively, of non-cash expense for stock-based compensation which included amortization of restricted stock and stock option expense.  During the year ended December 31, 2012, we granted 432,396 shares of restricted common stock to our executive officers and non-employee directors, and we also granted options to acquire 359,568 shares of our common stock to our executive officers. We later modified the restricted stock agreements granted during the year ended December 31, 2012. As a result of the modification, these 432,396 shares of restricted common stock became fully vested on December 14, 2012 and $0.4 million in stock-based compensation expense was recognized during the year ended December 31, 2012 that otherwise would have been recognized in later periods. Had these agreements not been modified, these shares of restricted common stock would have fully vested by April 2, 2015. The modifications affected the restricted stock agreements granted to four executive officers and nine non-employee directors. During the years ended December 31, 2011 and 2010, we did not grant any stock-based awards under this plan.  The fair value for each stock option granted during the year ended December 31, 2012 was estimated at $1.62 per share at the date of grant using the Black-Scholes option pricing model using the following assumptions:

Year Ended December 31, 2012

Expected term (in years)	6.3
Volatility	104.90%
Risk-free interest rate	1.00%
Dividend yield	0.00%
Expected forfeitures	0.00%

A summary of stock option activity related to our common stock for the years ended December 31, 2012, 2011 and 2010 under our 2007 Incentive Plan:

	Year Ended December 31,
	2012		2011		2010
	Number of Shares Underlying Options	Weighted Average Exercise Price	Number of Shares Underlying Options	Weighted Average Exercise Price	Number of Shares Underlying Options	Weighted Average Exercise Price
Common stock:
Options outstanding - beginning of period	1,002,350	$7.50	1,004,750	$7.51	1,476,491	$8.28
Options granted	359,568	1.99	-	-	-	-
Options exercised	-	-	-	-	-	-
Options forfeited	(8,700)	5.32	(2,400)	8.61	(74,666)	10.37
Options expired	(37,150)	8.72	-	-	(397,075)	9.84
Options outstanding - end of period	1,316,068	$5.98	1,002,350	$7.50	1,004,750	$7.51

Options exercisable at end of period	956,500	$7.48	1,002,350	$7.50	1,004,750	$7.51

Information concerning common stock options outstanding as of December 31, 2012 has been segregated into four groups as follows:

As of December 31, 2012
Number of Options Outstanding	Exercise Price Per Share	Remaining Contractual Life	Number of Options Outstanding That Are Exercisable	Exercise Price per Share of Options That Are Exercisable
		(in years)
921,500	$7.64	0.1	921,500	$7.64
25,000	3.61	0.4	25,000	3.61
10,000	2.10	0.6	10,000	2.10
359,568	1.99	8.3	-	-
1,316,068			956,500

The aggregate intrinsic value of our stock options was $77,000 based on the closing market price of our common stock on December 31, 2012.

A summary of restricted stock activity related to our common stock for the years ended December 31, 2012, 2011 and 2010 under our 2007 Incentive Plan is as follows:

	Year Ended December 31,
	2012		2011		2010
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Number of Shares	Weighted- Average Grant Date Fair Value Per Share

Restricted stock - common:
Outstanding - beginning of period	-	$-	-	$-	-	$-
Granted	432,396	1.65	-	-	-	-
Vested	(432,396)	1.65	-	-	-	-
Outstanding - end of period	-	$-	-	$-	-	$-

Directors’ Restricted Stock Plan

On May 14, 2003, our stockholders approved a restricted stock equity incentive plan for our Board of Directors (the “Directors’ Restricted Stock Plan”). We have reserved 1.0 million shares of our common stock for issuance under this plan and, as of December 31, 2012, there were 770,000 shares available for future award. Under the Directors’ Restricted Stock Plan, each director can be awarded up to 10,000 shares of restricted stock each calendar year. We did not grant any shares of restricted common stock to our directors under this plan during the years ended December 31, 2012, 2011 or 2010; however, we did grant certain awards under our 2007 Incentive Plan to members of our Board of Directors. All of the shares granted to the directors under the Directors’ Restricted Stock Plan since its inception were vested as of December 31, 2012.

A summary of restricted stock activity related to our common stock for the years ended December 31, 2012, 2011 and 2010 under our Directors’ Restricted Stock Plan is as follows:

	Year Ended December 31,
	2012		2011		2010
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Number of Shares	Weighted- Grant Date Average Fair Value Per Share	Number of Shares	Weighted- Average Grant Date Fair Value Per Share

Restricted stock - common:
Outstanding - beginning of period	10,000	$4.94	33,000	$5.74	66,000	$6.36
Granted	-	-	-	-	-	-
Vested	(10,000)	4.94	(23,000)	6.08	(33,000)	6.97
Outstanding - end of period	-	$-	10,000	$4.94	33,000	$5.74

As of December 31, 2012, we had $473,000 of total unrecognized compensation cost related to all non-vested share based compensation arrangements. The cost is expected to be recognized over a period of 3.3 years.

8.       Income Taxes

We recognize deferred tax assets and liabilities for future tax consequences attributable to differences between our financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse.  We recognize the effect on deferred tax assets and liabilities resulting from a change in tax rates in income in the period that includes the date of the change.

Under certain circumstances, we recognize liabilities in our financial statements for positions taken on uncertain tax issues. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others may be subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, we believe it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits on the balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties associated with unrecognized tax benefits are classified as income tax expense in the statement of operations.

Federal and state income tax expense (benefit) is summarized as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Current:
Federal	$-	$-	$(504)
State and local	974	359	554
State and local - reserve for uncertain tax positions	(1,015)	(905)	(513)
Current income tax benefit	(41)	(546)	(463)
Deferred:
Federal	16,854	4,860	13,869
State and local	2,375	225	41
Deferred income tax expense	19,229	5,085	13,910
Total income tax expense	$19,188	$4,539	$13,447

Significant components of our deferred tax liabilities and assets are as follows (in thousands):

	December 31,
	2012	2011
Deferred tax liabilities:
Net book value of property and equipment	$10,656	$11,303
Broadcast licenses, goodwill and other intangibles	277,939	269,818
Loan acquisition costs	-	295
Liability for accrued bonus 481(a) adjustment	-	101
Restricted stock	-	2
Total deferred tax liabilities	288,595	281,519

Deferred tax assets:
Liability for accrued consulting	118	-
Liability for accrued vacation	850	825
Liability for accrued bonus	347	1,308
Loan acquisition costs	1,902	-
Allowance for doubtful accounts	309	406
Liability under health and welfare plan	636	425
Capital loss carryforwards	-	280
Liability for pension plan	15,228	13,417
Federal operating loss carryforwards	87,585	97,880
State and local operating loss carryforwards	10,886	13,662
Alternative minimum tax carryforwards	386	386
Unearned income	613	798
Network compensation	414	658
Stock options	508	566
Other	80	458
Total deferred tax assets	119,862	131,069
Valuation allowance for deferred tax assets	(3,157)	(4,620)
Net deferred tax assets	116,705	126,449

Deferred tax liabilities, net of deferred tax assets	$171,890	$155,070

We have approximately $250.2 million in federal operating loss carryforwards, which expire during the years 2021 through 2031. Additionally, we have an aggregate of approximately $259.1 million of various state operating loss carryforwards. We project to have taxable income in the carryforward periods. Therefore, we believe that it is more likely than not that the federal net operating loss carryforwards will be fully utilized.

A valuation allowance has been provided for a portion of the state net operating loss carryforwards.  We believe that we will not meet the more likely than not threshold in certain states due to the uncertainty of generating sufficient income. Therefore, the state valuation allowance at December 31, 2012 and 2011 was $3.2 million and $4.3 million, respectively.

As of December 31, 2011, we had also recorded a valuation allowance of $0.3 million for capital loss carryforwards because we believed at the time that we did not meet the more likely than not threshold for generating sufficient capital gains in the carryforward period. However during the year ended December 31, 2012, we completely utilized our capital loss carryforwards and as a result, we reduced our valuation allowance for capital loss carryforwards to zero.

Our total valuation allowance provided for deferred income tax assets decreased $1.5 million for the year ended December 31, 2012 due to changes in estimated utilization of the state operating loss carryforwards and  the full utilization of our capital loss carryforwards.  Our total valuation allowance provided for deferred income tax assets decreased $0.3 million for the year ended December 31, 2011 due to changes in estimated utilization and expiration of certain state operating loss carryforwards.

A reconciliation of income tax expense at the statutory federal income tax rate and income taxes as reflected in the consolidated financial statements for the years ended December 31, 2012, 2011 and 2010 is as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Statutory federal rate applied to income before income tax expense	$16,561	$4,751	$12,814
Current year permanent items	825	229	618
State and local taxes, net of federal tax benefit	4,191	710	1,993
Change in valuation allowance	(1,463)	(252)	(1,591)
Reserve for uncertain tax positions	(1,015)	(905)	(513)
Other items, net	89	6	126
Income tax expense as recorded	$19,188	$4,539	$13,447

Effective income tax rate	40.6%	33.4%	36.7%

As of each year end, we are required to adjust our pension liability to an amount equal to the funded status of our pension plans with a corresponding adjustment to other comprehensive income on a net of tax basis. During 2012, we increased our recorded non-current pension liability by $6.2 million and recognized other comprehensive loss of $3.8 million, net of a $2.4 million tax benefit. During 2011, we increased our recorded non-current pension liability by $13.8 million and recognized other comprehensive loss of $8.4 million, net of a $5.4 million tax benefit. During 2010, we increased our recorded non-current pension liability by $4.2 million and recognized other comprehensive loss of $2.6 million, net of a $1.6 million tax benefit.

During 2010, our interest rate swap agreements expired, reducing our long-term liability from $6.3 million to zero.  The resulting gain on derivatives of $3.8 million was recorded as other comprehensive income, net of a $2.5 million income tax expense.

In 2012 and 2011, we made income tax payments (net of refunds) of $0.8 million and $0.5 million, respectively.  In 2010, we received income tax refunds (net of payments) of $0.1 million, which included a $0.5 million federal refund for carrying back our alternative minimum tax net operating loss to 2004 and 2005. At December 31, 2012 and 2011, we had current income taxes payable of approximately $1.9 million and $2.8 million, respectively.

We prescribe a recognition threshold and measurement attribution for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities.

As of December 31, 2012 and 2011, we had approximately $1.6 million and $2.6 million, respectively, of unrecognized tax benefits. All of these unrecognized tax benefits would impact our effective tax rate if recognized. The liability for unrecognized tax benefits is recorded net of any federal tax benefit that would result from payment.

We have accrued estimates of interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2012 and 2011, we had recorded a liability for potential penalties and interest of approximately $0.7 million and $1.0 million, respectively, related to uncertain tax positions.

The following table summarizes the activity related to our unrecognized tax benefits, net of federal benefit, excluding interest and penalties for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	Year Ended December 31,
	2012	2011	2010
Balance at beginning of period	$1,597	$2,342	$2,828
Reduction in benefit from lapse in statute of limitations	(717)	(745)	(486)
Balance at end of period	$880	$1,597	$2,342

While it is difficult to calculate with any certainty, we estimate a decrease of $0.1 million, exclusive of interest and penalties, will be recorded for uncertain tax positions over the next twelve months resulting from expiring statutes of limitations for state tax issues.

We file income tax returns in the U.S. federal and multiple state jurisdictions. With few exceptions, we are no longer subject to U.S. federal, or state and local tax examinations by tax authorities for years prior to 2001. This extended open adjustment period is due to material amounts of net operating loss carryforwards, which exist at the federal level and in multiple-state jurisdictions arising from the 2001, 2002 and 2003 tax years.

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

The measurement dates used to determine the benefit information for our active defined benefit pension plan were December 31, 2012 and 2011, respectively.  The following summarizes the active pension plan’s funded status and amounts recognized on our consolidated balance sheets at December 31, 2012 and 2011, respectively (dollars in thousands):

	December 31,
	2012	2011
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$67,033	$50,055
Service cost	4,452	3,447
Interest cost	3,315	2,943
Actuarial losses	9,546	11,521
Benefits paid	(1,110)	(933)
Projected benefit obligation at end of year	$83,236	$67,033

Change in plan assets:
Fair value of pension plan assets at beginning of year	$35,011	$33,039
Actual return on plan assets	3,728	275
Company contributions	9,033	2,630
Benefits paid	(1,110)	(933)
Fair value of pension plan assets at end of year	46,662	35,011
Funded status of pension plan	$(36,574)	$(32,022)

Amounts recognized in our balance sheets consist of:
Accrued benefit cost	$(6,336)	$(7,684)
Accumulated other comprehensive income	(30,238)	(24,338)
Net liability recognized	$(36,574)	$(32,022)

The accumulated benefit obligation amounts for our active defined benefit pension plan were $71.8 million and $58.1 million at December 31, 2012 and 2011, respectively.  The increase in the accumulated benefit obligation is due primarily to increases in salaries and past service and decreases in the discount period until retirement for continuing employees, as well as discount rate changes.  The long-term rate of return on assets assumption was chosen from a best estimate range based upon the anticipated long-term returns for asset categories in which the pension plan is invested.  The long-term rate of return may be viewed as the sum of (i) 3% inflation, (ii) a 1% risk-free rate of return and (iii) a 3% risk premium. The estimated rate of increase in compensation levels is based on historical compensation increases for our employees.

	Year Ended December 31,
	2012	2011
Weighted-average assumptions used to determine net periodic benefit cost for our active pension plan:
Discount rate	4.84%	5.85%
Expected long-term rate of return on pension plan assets	7.00%	7.00%
Estimated rate of increase in compensation levels	5.63%	5.00%

	As of December 31,
	2012	2011
Weighted-average assumptions used to determine benefit obligations:
Discount rate	4.31%	4.84%
Estimated rate of increase in compensation levels	5.63%	5.63%

Pension expense is computed using the projected unit credit actuarial cost method. The net periodic pension cost for our active pension plan includes the following components (in thousands):

	Year Ended December 31,
	2012	2011	2010
Components of net periodic pension cost:
Service cost	$4,452	$3,447	$3,199
Interest cost	3,315	2,943	2,658
Expected return on plan assets	(2,609)	(2,351)	(1,987)
Recognized net actuarial loss	2,527	958	912
Net periodic pension cost	$7,685	$4,997	$4,782

For our active pension plan, the estimated future benefit payments are as follows (in thousands):

Years	Amount
2013	$1,594
2014	1,724
2015	1,879
2016	2,051
2017	2,203
2018 - 2022	14,625

The active pension plan’s weighted-average asset allocations by asset category are as follows:

	As of December 31,
	2012	2011
Asset category:
Insurance general account	37%	38%
Cash management accounts	3%	3%
Equity accounts	54%	53%
Fixed income account	6%	6%
Total	100%	100%

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

Our equity portfolio contains securities of financially sound companies necessary to build a diversified portfolio. Our fixed income portfolio contains obligations generally rated A or better with no maturity restrictions and an actively managed duration. The cash equivalents strategy uses securities of the highest credit quality.

Fair Value of Active Pension Plan Assets

We calculate the fair value of our active pension plan’s assets based upon the observable and unobservable net asset value of its underlying investments. We utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized by the fair value hierarchy proscribed by Accounting Standards Codification Topic 820, described in Note 4 “Fair Value Measurement.”

The following table presents the fair value of our active pension plan’s assets and classifies them by level within the fair value hierarchy as of December 31, 2012 and 2011, respectively (in thousands):

Active Pension Plan Fair Value Measurements

	As of December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Insurance general account	$-	$17,381	$-	$17,381
Cash management accounts	-	1,457	-	1,457
Equity accounts	-	24,911	-	24,911
Fixed income account	-	2,913	-	2,913
Total	$-	$46,662	$-	$46,662

	As of December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Insurance general account	$-	$13,335	$-	$13,335
Cash management accounts	-	846	-	846
Equity accounts	-	18,668	-	18,668
Fixed income account	-	2,162	-	2,162
Total	$-	$35,011	$-	$35,011

Acquired Pension Plans

In 2002 and 1998, we acquired companies with two underfunded pension plans (the “Acquired Pension Plans”). The Acquired Pension Plans were frozen by their prior plan sponsors and no new participants can be added to the Acquired Pension Plans.  As of December 31, 2012, the Acquired Pension Plans had combined plan assets of $4.9 million and the combined projected benefit obligations of $7.4 million.  As of December 31, 2011, the Acquired Pension Plans had combined plan assets of $4.4 million and combined projected benefit obligations of $6.8 million. The net liability for the two Acquired Pension Plans is recorded as a liability in our financial statements as of December 31, 2012 and 2011.

Contributions

We expect to contribute a combined total of between approximately $3.1 million and $8.0 million to our active pension plan and the Acquired Pension Plans during the year ending December 31, 2013.

Capital Accumulation Plan

The Capital Accumulation Plan provides additional retirement benefits for substantially all employees. The Capital Accumulation Plan provides our employees with an investment option in our common stock and Class A common stock. It also allows for our matching contribution to be made in the form of our common stock. On December 9, 2008 and May 2, 2007, our Board of Directors increased the number of shares reserved for the Capital Accumulation Plan by 2,000,000 and 1,000,000 shares of our common stock, respectively. As of December 31, 2012, 1,600,988 shares remained available for issuance under the plan.

We may match employee contributions to the Capital Accumulation Plan, and such contributions may not exceed 6% of the employees’ gross pay. Our percentage match amount, if any, is determined by our Board of Directors before the beginning of each plan year and is made by a contribution of our common stock. Effective December 31, 2008, our Board of Directors suspended our matching contributions for the majority of our employees. For the years ended December 31, 2012, 2011 and 2010, our percentage match was 50% for certain employees included in a collective bargaining unit at one of our stations and we did not match contributions for the remainder of our employees.  Our contributions vest, based upon each employee’s number of years of service, over a period not to exceed five years.

Our matching contributions for the years ended December 31, 2012, 2011 and 2010 are as follows (in thousands):

	Year Ended December 31,
	2012		2011		2010
	Shares	Amount	Shares	Amount	Shares	Amount
Matching contributions to the Capital Accumulation Plan	14	$26	14	$29	14	$29

10.      Commitments and Contingencies

We have various operating lease commitments for equipment, land and office space.  We also have commitments for various syndicated television programs, commitments for the purchase of equipment and commitments related to the acquisition of certain television stations that were not completed as of December 31, 2012. Future minimum payments for these commitments as of December 31, 2012 are as follows (in thousands):

Year	Acquisition Commitment	Equipment	Operating Leases	Syndicated Television Programming	Total
2013	$1,209	$2,626	$1,434	$3,877	$9,146
2014	-	-	1,038	9,691	10,729
2015	-	-	781	5,275	6,056
2016	-	-	669	923	1,592
2017	-	-	443	745	1,188
Thereafter	-	-	3,106	508	3,614
Total	$1,209	$2,626	$7,471	$21,019	$32,325

The amounts in the table above are estimates of commitments that are in addition to the liabilities accrued for on our consolidated balance sheet as of December 31, 2012.

Leases

We have no material capital leases.  Where leases include rent holidays, rent escalations, rent concessions and leasehold improvement incentives, the value of these incentives are amortized over the lease term including anticipated renewal periods.  Leasehold improvements are depreciated over the associated lease term including anticipated renewal periods. Rent expense resulting from operating leases for the years ended December 31, 2012, 2011 and 2010 were $1.5 million, $1.5 million and $1.5 million, respectively.

Sports Marketing Agreement

On October 12, 2004, the University of Kentucky (“UK”) awarded a sports marketing agreement jointly to us and IMG Worldwide, Inc. (“IMG”) (the “UK Agreement”). The UK Agreement expires April 15, 2015.

The UK Agreement provides that we will share in profits in excess of certain amounts specified by the agreement, if any, but not losses. The agreement also provides that we will separately retain all local broadcast advertising revenue and pay all local broadcast expenses for activities under the agreement. Under the agreement, IMG agreed to make all license fee payments to UK. However, if IMG is unable to pay the license fee to UK, we will then be required to pay the unpaid portion of the license fee to UK. As of December 31, 2012, the aggregate license fee to be paid by IMG to UK over the remaining term of the agreement is approximately $21.7 million. If we make advances on behalf of IMG, IMG is required to reimburse us for the amount paid within 60 days after the close of each contract year, which ends on June 30th. IMG has also agreed to pay interest on any advance at a rate equal to the prime rate. During the year ended December 31, 2012, we did not advance any amounts to UK on behalf of IMG under this agreement.  As of December 31, 2012, we do not consider the risk of non-performance by IMG to be high.

Legal Proceedings and Claims

We are subject to legal proceedings and claims that arise in the normal course of our business.  In the opinion of management, the amount of ultimate liability, if any, with respect to these actions, will not materially affect our financial position, results of operations or cash flows, although legal proceedings are subject to inherent uncertainties, and unfavorable rulings or events could occur which could negatively affect us, possibly materially.

11.      Goodwill and Intangible Assets

We acquired low power television broadcast licenses in three of our existing markets for a total of $0.2 million during the year ended December 31, 2012.  A summary of changes in our goodwill and other intangible assets, on a net basis, for the years ended December 31, 2012 and 2011 is as follows (in thousands):

	Net Balance at December 31, 2011	Additions	Impairment	Amortization	Net Balance at December 31, 2012
Goodwill	$170,522	$-	$-	$-	$170,522
Broadcast licenses	818,981	207	-	-	819,188
Definite lived intangible assets	712	-	-	(75)	637
Total intangible assets net of accumulated amortization	$990,215	$207	$-	$(75)	$990,347

	Net Balance at December 31, 2010	Additions	Impairment	Amortization	Net Balance at December 31, 2011
Goodwill	170,522	$-	$-	$-	$170,522
Broadcast licenses	818,981	-	-	-	818,981
Definite lived intangible assets	837	-	-	(125)	712
Total intangible assets net of accumulated amortizationv	$990,340	$-	$-	$(125)	$990,215

A summary of changes in our goodwill, on a gross basis, for the years ended December 31, 2012 and 2011 is as follows (in thousands):

	As of December 31, 2011	Impairment	As of December 31, 2012
Goodwill, gross	$269,118	$-	$269,118
Accumulated goodwill impairment	(98,596)	-	(98,596)
Goodwill, net	$170,522	$-	$170,522

	As of December 31, 2010	Impairment	As of December 31, 2011
Goodwill, gross	$269,118	$-	$269,118
Accumulated goodwill impairment	(98,596)	-	(98,596)
Goodwill, net	$170,522	$-	$170,522

As of December 31, 2012 and 2011, our intangible assets and related accumulated amortization consisted of the following (in thousands):

	As of December 31, 2012			As of December 31, 2011
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets not currently subject to amortization:
Broadcast licenses	$872,887	$(53,699)	$819,188	$872,680	$(53,699)	$818,981
Goodwill	170,522	-	170,522	170,522	-	170,522
	$1,043,409	$(53,699)	$989,710	$1,043,202	$(53,699)	$989,503

Intangible assets subject to amortization:
Network affiliation agreements	$1,264	$(1,264)	$-	$1,264	$(1,264)	$-
Other definite lived intangible assets	13,484	(12,847)	637	13,484	(12,772)	712
	$14,748	$(14,111)	$637	$14,748	$(14,036)	$712

Total intangibles	$1,058,157	$(67,810)	$990,347	$1,057,950	$(67,735)	$990,215

Amortization expense for the years ended December 31, 2012, 2011 and 2010 was $0.1 million, $0.1 million and $0.5 million, respectively. Based on the current amount of intangible assets subject to amortization, we expect that amortization expense for the succeeding five years will be as follows: 2013, $50,000; 2014, $38,000; 2015, $38,000; 2016, $38,000; and 2017, $38,000.  If and when acquisitions and dispositions occur in the future, actual amounts may vary from these estimates.

Impairment of goodwill and broadcast license

As of December 31, 2012 and 2011, we tested our goodwill, broadcast licenses and other intangible asset recorded values for potential impairment and concluded that the balances were reasonably stated.  As a result, we did not record an impairment expense for our goodwill, broadcast licenses or other intangible assets during fiscal 2012, 2011 or 2010.

See Note 1. “Description of Business and Summary of Significant Accounting Policies” for further discussion of our accounting policies regarding goodwill, broadcast licenses and other intangible assets.

12.       Selected Quarterly Financial Data (Unaudited)

	Fiscal Quarter
	First	Second	Third	Fourth
	(In thousands, except for per share data)
Year Ended December 31, 2012:
Operating revenue	$80,674	$94,691	$102,879	$126,587
Operating income	20,821	33,046	41,063	58,511
Net income (loss)	3,371	10,994	15,873	(2,109)
Net income (loss) available to common stockholders	2,192	9,815	14,640	(2,613)

Basic net income (loss) available to common stockholders per share	$0.04	$0.17	$0.26	$(0.05)

Diluted net income (loss) available to common stockholders per share	$0.04	$0.17	$0.26	$(0.05)

Year Ended December 31, 2011:
Operating revenue	$69,742	$76,201	$76,518	$84,670
Operating income	11,506	19,028	18,222	26,592
Net (loss) income	(3,083)	2,559	1,984	7,575
Net (loss) income available to common stockholders	(4,872)	771	27	5,869

Basic net (loss) income available to common stockholders per share	$(0.09)	$0.01	$-	$0.10

Diluted net (loss) income available to common stockholders per share	$(0.09)	$0.01	$-	$0.10

Because of the method used in calculating per share data, the sum of the quarterly per share data will not necessarily equal the per share data as computed for the year.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, the CEO and the CFO have concluded that as of the end of such period our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports that we file or furnish under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and to ensure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives.  The Company’s management, including the CEO and the CFO, does not expect that our disclosure controls and procedures can prevent all possible errors or fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. Judgments in decision-making can be faulty and breakdowns can occur because of simple errors or mistakes.  Additionally, controls can be circumvented by the individual acts of one or more persons.  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and while our disclosure controls and procedures are designed to be effective under circumstances where they should reasonably be expected to operate effectively, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Because of the inherent limitations in any control system, misstatements due to possible errors or fraud may occur and not be detected.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2012 identified in connection with this evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information to be set forth under the headings “Election of Directors,” “Board Committees And Membership,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in our definitive Proxy Statement for the 2013 Annual Meeting of Stockholders (to be filed within 120 days after December 31, 2012) is incorporated herein by reference. In addition, the information set forth under "Executive Officers of the Registrant" in Part I of this Report is incorporated herein by reference.

Item 11.  Executive Compensation.

The information to be set forth under the headings “Executive Compensation,” “Report of Management Personnel Committee” and “Compensation Committee Interlocks and Insider Participation” in our definitive Proxy Statement for the 2013 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information to be set forth under the heading "Beneficial Share Ownership" in our definitive Proxy Statement for the 2013 Annual Meeting of Stockholders is incorporated herein by reference.

Equity Compensation Plan Information

The following table gives information about the common stock and Class A common stock that may be issued upon the exercise of options, warrants and rights under all existing equity compensation plans as of December 31, 2012.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in 1st column)
	(in thousands)			(in thousands)
Common Stock:
Equity compensation plans approved by security holders	1,316	(1)	$5.98	4,977	(1) (2)

Equity compensation plans not approved by security holders	-		$-	-
Total	1,316			4,977

Class A Common Stock:
Equity compensation plans approved by security holders	-	(1)	$-	1,000	(1)

Equity compensation plans not approved by security holders	-		$-	-
Total	-			1,000

(1)
Under our 2007 Long-Term Incentive Plan, we are authorized to issue additional awards to acquire up to 4,205,686 shares of either our common stock or our Class A common stock; however, of this amount, we cannot grant share-based awards to acquire in excess of 1,000,000 shares of our Class A common stock. For purposes of this disclosure, we have assumed the future  issuance of share-based awards to acquire 3,205,686 shares of our common stock and 1,000,000 shares of our Class A common stock, the maximum number of shares of Class A common stock issuable. We may, from time to time in the future, issue awards exercisable for more shares of common stock and less shares of Class A common stock.

(2)	Includes 770,000 shares of our common stock that are issuable under our Directors’ Restricted Stock Plan.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information to be set forth under the headings "Certain Relationships and Related Party Transactions" and "Corporate Governance" in our definitive Proxy Statement for the 2013 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services.

The information to be set forth under the heading “Proposal 2 – Ratification of the Company’s Independent Registered Public Accounting Firm for 2013” in our definitive Proxy Statement for the 2013 Annual Meeting of Stockholders concerning principal accountant fees and services is incorporated herein by reference.

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

(b)	Exhibits.

3.1	Restated Articles of Incorporation of Gray Television, Inc. (incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the year ended December 31, 2009)

3.2	Bylaws of Gray Television, Inc. (incorporated by reference to Exhibit 3.2 to our Annual Report on Form 10-K for the year ended December 31, 2009)

4.1	Exhibits 3.1 and 3.2 hereof (incorporated by reference herein) contain certain provisions defining the rights of holders of our common stock and Class A common stock

4.2
Indenture, dated as of October 9, 2012, by and among Gray Television, Inc., the guarantors signatory thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on October 9, 2012)

4.3	Form of 7½% Senior Note due 2020 (incorporated by reference to Exhibit B to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on October 9, 2012)

10.1	Director Restricted Stock Plan (incorporated by reference to Exhibit 10.12 to our Annual Report on Form 10-K (File No. 001-13796) for the year ended December 31, 2002)*

10.2
Amended and Restated Credit Agreement, dated as of October 12, 2012, by and among Gray Television, Inc., as borrower, the lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Bank, Bank of America, N.A., as Syndication Agent, and Wells Fargo Securities, LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Joint Lead Arrangers and Joint Bookrunners (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on October 15, 2012)

10.3
Collateral Agreement, dated as of March 19, 2007, by and among Gray Television, Inc. and certain of its Subsidiaries as Grantors, in favor of Wachovia Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q (File No. 001-13796) for the quarterly period ended March 31, 2007)

10.4
Guaranty Agreement, dated as of March 19, 2007, by and among certain Subsidiaries of Gray Television, Inc., as Guarantors, in favor of Wachovia Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q (File No. 001-13796) for the quarterly period ended March 31, 2007)

10.5
Form of Nonqualified Stock Option Award Agreement Pursuant to 2007 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012)

10.6	Form of Restricted Stock Award Agreement Pursuant to 2007 Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012)

10.7	2007 Long Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012) *

10.8	Description of 2012 Annual Incentive Plan Structure *

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to our Annual Report on Form 10-K for the year ended December 31, 2011)

23.1	Consent of McGladrey, LLP

31.1	Rule 13a-14(a) Certificate of Chief Executive Officer

31.2	Rule 13a-14(a) Certificate of Chief Financial Officer

32.1	Section 1350 Certificate of Chief Executive Officer

32.2	Section 1350 Certificate of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Management contract or compensatory plan or arrangement

(c)	Financial Statement Schedules – The response to this section is submitted as a part of Item 15 (a) (1) and (2).

GRAY TELEVISION, INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Col. A	Col. B	Col. C		Col. D	Col. E
		Additions
Description	Balance at Beginning of Period	(1) Charged to Costs and Expenses	(2) Charged to Other Accounts	Deductions (a)	Balance at End of Period

Year Ended December 31, 2012:
Allowance for doubtful accounts	$2,314	140	$-	$(390)	$2,064
Valuation allowance for deferred tax assets	$4,620	$4	$-	$(1,467)	$3,157

Year Ended December 31, 2011:
Allowance for doubtful accounts	$1,051	$1,853	$-	$(590)	$2,314
Valuation allowance for deferred tax assets	$4,871	$198	$-	$(449)	$4,620

Year Ended December 31, 2010:
Allowance for doubtful accounts	$1,092	$746	$-	$(787)	$1,051
Valuation allowance for deferred tax assets	$6,462	$(922)	$-	$(669)	$4,871

(a)
Deductions from allowance for doubtful accounts represent write-offs of receivable balances not considered collectible.  In 2012, the deduction from the valuation allowance for deferred tax assets represents changes in estimates of our future taxable income and our estimated future usage of certain net operating loss carryforwards as well as expiration of certain net operating loss carryforwards.  In 2011, the deduction from the valuation allowance for deferred tax assets represents changes in estimates of our future taxable income and our estimated future usage of certain net operating loss carryforwards. In 2010, the deduction from the valuation allowance for deferred tax assets included deductions for the reversal of a state tax valuation allowance due to changes in our filing structure.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gray Television, Inc.

Date: March 5, 2013	By:	/s/ Hilton H. Howell, Jr.
Hilton H. Howell, Jr.,
Vice-Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 5, 2013	By:	/s/ William E. Mayher, III
William E. Mayher, III, Chairman of the Board

Date: March 5, 2013	By:	/s/ Richard L. Boger
Richard L. Boger, Director

Date: March 5, 2013	By:	/s/ T. L. ELDER
T. L. Elder, Director

Date: March 5, 2013	By:	/s/ Hilton H. Howell, Jr.
Hilton H. Howell, Jr., Vice-Chairman and Chief Executive Officer, Director

Date: March 5, 2013	By:	/s/ Robin R. Howell
Robin R. Howell, Director

Date: March 5, 2013	By:	/s/ Howell W. Newton
Howell W. Newton, Director

Date: March 5, 2013	By:	/s/ Hugh E. Norton
Hugh E. Norton, Director

Date: March 5, 2013	By:	/s/ Robert S. Prather, Jr.
Robert S. Prather, Jr., Director

Date: March 5, 2013	By:	/s/ Harriett J. Robinson
Harriett J. Robinson, Director

Date: March 5, 2013	By:	/s/ James C. Ryan
James C. Ryan,
Sr. Vice President & Chief Financial Officer

Date: March 5, 2013	By:	/s/ Jackson S. Cowart, IV
Jackson S. Cowart, IV, Chief Accounting Officer

EXHIBIT INDEX

Exhibit
Number	Description

10.8	Description of 2012 Annual Incentive Plan Structure

23.1	Consent of McGladrey, LLP

31.1	Rule 13 a – 14 (a) Certificate of the Chief Executive Officer

31.2	Rule 13 a – 14 (a) Certificate of the Chief Financial Officer

32.1	Section 1350 Certificate of the Chief Executive Officer

32.2	Section 1350 Certificate of the Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document