Form 10-Q
period 2013-03-31
GRAY TELEVISION INC
filed 2013-05-02
CIK 43196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
(Mark one)
[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ✓  No_____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ✓   No_____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes         No  ✓

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock (No Par Value)	Class A Common Stock (No Par Value)
52,178,997 shares outstanding as of April 30, 2013	5,753,020 shares outstanding as of April 30, 2013

INDEX

GRAY TELEVISION, INC.

PART I.           FINANCIAL INFORMATION

Item 1.             Financial Statements

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands)

	March 31,	December 31,
	2013	2012
Assets:
Current assets:
Cash	$20,990	$11,067
Accounts receivable, less allowance for doubtful accounts of $2,226 and $2,064, respectively	58,972	62,472
Current portion of program broadcast rights, net	4,924	7,463
Deferred tax asset	12,550	12,550
Prepaid and other current assets	4,097	2,831
Total current assets	101,533	96,383

Property and equipment, net	135,107	135,138
Deferred loan costs, net	11,281	11,692
Broadcast licenses	820,435	819,188
Goodwill	170,522	170,522
Other intangible assets, net	619	637
Investment in broadcasting company	13,599	13,599
Other	2,550	2,629
Total assets	$1,255,646	$1,249,788

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands except for share data)

	March 31,	December 31,
	2013	2012
Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$1,951	$2,379
Employee compensation and benefits	10,539	9,844
Accrued interest	16,304	10,214
Accrued network programming fees	4,399	5,422
Other accrued expenses	5,155	5,083
Federal and state income taxes	1,805	1,911
Current portion of program broadcast obligations	7,091	9,648
Deferred revenue	3,047	3,216
Total current liabilities	50,291	47,717

Long-term debt, less current portion	832,936	832,867
Program broadcast obligations, less current portion	404	356
Deferred income taxes	186,081	184,440
Long-term deferred revenue	333	450
Accrued pension costs	39,685	39,051
Other	921	972
Total liabilities	1,110,651	1,105,853

Commitments and contingencies (Note 6)

Stockholders’ equity:
Common stock, no par value; authorized 100,000,000 shares, issued 56,902,996 shares and 56,503,759 shares, respectively	480,963	480,773
Class A common stock, no par value; authorized 15,000,000 shares, issued 7,331,574 shares	15,321	15,321
Accumulated deficit	(268,418)	(269,288)
Accumulated other comprehensive loss, net of income tax benefit	(20,170)	(20,170)
	207,696	206,636
Treasury stock at cost, common stock, 4,739,462 shares	(40,303)	(40,303)
Treasury stock at cost, Class A common stock, 1,578,554 shares	(22,398)	(22,398)
Total stockholders’ equity	144,995	143,935
Total liabilities and stockholders’ equity	$1,255,646	$1,249,788

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except for per share data)

	Three Months Ended
	March 31,
	2013	2012

Revenue (less agency commissions)	$78,169	$80,674
Operating expenses before depreciation, amortization and (gain) loss on disposal of assets, net:
Broadcast	53,494	50,772
Corporate and administrative	3,824	3,106
Depreciation	5,800	5,891
Amortization of intangible assets	19	19
(Gain) loss on disposals of assets, net	(28)	65
Operating expenses	63,109	59,853
Operating income	15,060	20,821
Other income (expense):
Miscellaneous income, net	1	2
Interest expense	(12,540)	(15,163)
Income before income taxes	2,521	5,660
Income tax expense	1,651	2,289
Net income	870	3,371
Preferred stock dividends (includes accretion of issuance cost of $0 and $77, respectively)	-	1,179
Net income available to common stockholders	$870	$2,192

Basic per share information:
Net income available to common stockholders	$0.02	$0.04
Weighted average shares outstanding	57,523	57,148

Diluted per share information:
Net income available to common stockholders	$0.02	$0.04
Weighted average shares outstanding	57,701	57,148

Dividends declared per common share	$-	$-

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
(in thousands, except for number of shares)

	Class A Common Stock		Common Stock		Accumulated	Class A Treasury Stock		Common Treasury Stock		Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Deficit	Shares	Amount	Shares	Amount	Loss	Total

Balance at December 31, 2012	7,331,574	$15,321	56,503,759	$480,773	$(269,288)	(1,578,554)	$(22,398)	(4,739,462)	$(40,303)	$(20,170)	$143,935

Net income	-	-	-	-	870	-	-	-	-	-	870

Issuance of common stock:
401(k) plan	-	-	2,175	7	-	-	-	-	-	-	7
2007 Long Term Incentive Plan - restricted stock	-	-	382,062	-	-	-	-	-	-	-	-
2007 Long Term Incentive Plan - option exercises	-	-	15,000	47	-	-	-	-	-	-	47

Share-based compensation	-	-	-	136	-	-	-	-	-	-	136

Balance at March 31, 2013	7,331,574	$15,321	56,902,996	$480,963	$(268,418)	(1,578,554)	$(22,398)	(4,739,462)	$(40,303)	$(20,170)	$144,995

See notes to condensed consolidated financial statements.

 GRAY TELEVISION, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
 (in thousands)

	Three Months Ended
	March 31,
	2013	2012
Operating activities
Net income	$870	$3,371
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,800	5,891
Amortization of intangible assets	19	19
Amortization of deferred loan costs	411	753
Amortization of original issue discount related to long-term debt	69	338
Amortization of restricted stock and stock option awards	136	14
Amortization of program broadcast rights	2,837	2,758
Payments on program broadcast obligations	(2,853)	(2,795)
Common stock contributed to 401(k) plan	7	7
Deferred income taxes	1,641	2,289
Loss (gain) on disposals of assets, net	(28)	65
Other	426	627
Changes in operating assets and liabilities:
Receivables	3,500	4,319
Other current assets	(1,142)	(2,003)
Accounts payable	(378)	(206)
Other current liabilities	148	2,066
Accrued interest	6,090	9,483
Net cash provided by operating activities	17,553	26,996

Investing activities
Purchases of property and equipment	(6,460)	(6,839)
Purchase of broadcast licenses	(1,247)	-
Proceeds from asset sales	30	24
Other	-	(54)
Net cash used in investing activities	(7,677)	(6,869)

Financing activities
Repayments of borrowings on long-term debt	-	(10,206)
Proceeds from issuance of Common Stock	47	-
Net cash provided by (used in) financing activities	47	(10,206)
Net increase in cash	9,923	9,921
Cash at beginning of period	11,067	5,190
Cash at end of period	$20,990	$15,111

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.         Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2012, which was derived from the audited financial statements as of December 31, 2012 of Gray Television, Inc. (“we”, “us”, “our”, “Gray” or the “Company”) and our accompanying unaudited condensed consolidated financial statements as of March 31, 2013and for the periods ended March 31, 2013 and 2012 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included. Our operations consist of one reportable segment. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”). Our financial condition as of, and operating results for the three-month period ended, March 31, 2013 are not necessarily indicative of the financial condition or results that may be expected for any future interim period or for the year ending December 31, 2013.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires our management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and the notes to the unaudited condensed consolidated financial statements. Our actual results could differ materially from these estimates. The most significant estimates we make relate to our allowance for doubtful accounts in receivables, valuation of goodwill and intangible assets, amortization of program broadcast rights and intangible assets, stock-based compensation, pension costs, income taxes, employee medical insurance claims, useful lives of property and equipment and contingencies.

Earnings Per Share

We compute basic earnings per share by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding during the relevant period. The weighted-average number of common shares outstanding does not include restricted shares. These shares, although classified as issued and outstanding, are considered contingently returnable until the restrictions lapse and, in accordance with U.S. GAAP, are not included in the basic earnings per share calculation until the shares vest. Diluted earnings per share is computed by including all potentially dilutive common shares, including restricted shares and shares underlying stock options, in the denominator of the diluted weighted-average shares outstanding calculation, unless their inclusion would be antidilutive.

The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding for the three-month periods ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended
	March 31,
	2013	2012

Weighted-average shares outstanding-basic	57,523	57,148
Common stock equivalents for stock options and restricted stock	178	-
Weighted-average shares outstanding-diluted	57,701	57,148

Accumulated Other Comprehensive Loss

Our accumulated other comprehensive loss balances as of March 31, 2013 and December 31, 2012 consist of adjustments to our pension liability and income tax benefit as follows (in thousands):

	March 31,	December 31,
	2013	2012

Accumulated balances of items included in accumulated other comprehensive loss:
Increase in pension liability	$(33,065)	$(33,065)
Income tax benefit	(12,895)	(12,895)
Accumulated other comprehensive loss	$(20,170)	$(20,170)

Our comprehensive income for the three-month periods ended March 31, 2013 and 2012 consists entirely of net income. Therefore, a consolidated statement of comprehensive income is not presented for the three-month periods ended March 31, 2013 and 2012.

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

	March 31,	December 31,	Estimated Useful Lives
	2013	2012	(in years)
Property and equipment:
Land	$24,399	$24,383
Buildings and improvements	56,024	55,709	7	to	40
Equipment	318,724	313,761	3	to	20
	399,147	393,853
Accumulated depreciation	(264,040)	(258,715)
Total property and equipment, net	$135,107	$135,138

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

Recent Accounting Pronouncements

We have reviewed all recently issued accounting pronouncements.  Of those pronouncements that have been issued but are not yet effective, we do not anticipate a material impact upon our financial statements upon our adoption of those pronouncements. None of the pronouncements that became effective and were adopted by us during the three months ended March 31, 2013 had a material effect upon our results of operations or financial position.

2.         Long-term Debt

As of  March 31, 2013 and December 31, 2012, long-term debt consisted of our obligations under our senior credit facility (the “2012 Senior Credit Facility”) and our 7½% Senior Notes due 2020 (the “2020 Notes”) as follows (in thousands):

	March 31,	December 31,
	2013	2012
Long-term debt including current portion:
2012 Senior Credit Facility	$535,000	$535,000
2020 Notes	300,000	300,000
Total long-term debt including current portion at liquidation value	835,000	835,000
Less unamortized discount on our 2020 Notes	(2,064)	(2,133)
Total long-term debt at recorded value	$832,936	$832,867

Borrowing availability under the 2012 Senior Credit Facility	$40,000	$40,000

Our 2012 Senior Credit Facility consists of a revolving loan and a term loan. Excluding accrued interest, the amount outstanding under our 2012 Senior Credit Facility as of March 31, 2013 and  December 31, 2012 was comprised solely of a term loan balance of $535.0 million. Our maximum borrowing availability is limited by our required compliance with certain restrictive covenants, including a first lien net leverage ratio covenant. As of March 31, 2013 and December 31, 2012, we were in compliance with all covenants required under our debt obligations.

As of  March 31, 2013 and December 31, 2012, we had $300.0 million of our 2020 Notes outstanding.

As of March 31, 2013 and December 31, 2012, the interest rate on the balance outstanding under the 2012 Senior Credit Facility was 4.8%.  As of March 31, 2013 and December 31, 2012, the coupon interest rate and the yield on the Notes were 7.5% and 7.6%, respectively.  The yield on the Notes exceeds the coupon interest rate because the Notes were issued with “original issue discount”.

As of March 31, 2013 and December 31, 2012, we had a deferred loan cost balance, net of accumulated amortization, of $4.4 million and $4.6 million, respectively, related to the 2012 Senior Credit Facility.  As of March 31, 2013 and December 31, 2012, we had a deferred loan cost balance, net of accumulated amortization, of $6.8 million and $7.1 million, respectively, related to our 2020 Notes.

Our obligations under our 2012 Senior Credit Facility are secured by substantially all of our and our subsidiaries’ assets, including real estate. In addition, our subsidiaries are joint and several guarantors of these obligations and our ownership interests in our subsidiaries are pledged to collateralize such obligations. The 2012 Senior Credit Facility contains affirmative and restrictive covenants that we must comply with, including (a) limitations on additional indebtedness, (b) limitations on liens, (c) limitations on the sale of assets, (d) limitations on guarantees, (e) limitations on investments and acquisitions, (f) limitations on the payment of dividends and share repurchases, (g) limitations on mergers, and (h) maintenance of a total leverage ratio as set forth in the 2012 Senior Credit Facility not to exceed certain maximum limits, as well as other customary covenants for credit facilities of this type.

3.         Fair Value Measurement

To determine fair value, we utilize market data or assumptions that market participants would use in pricing an asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable.  We utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized into a hierarchy that gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (“Level 1”) and the lowest priority to unobservable inputs that require assumptions to measure fair value (“Level 3”).  Level 2 inputs are those that are other than quoted prices on national exchanges included within Level 1 that are observable for the asset or liability either directly or indirectly (“Level 2”).

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

The carrying amount of our long-term debt was $832.9 million and $832.9 million, respectively, and the fair value was $860.4 million and $844.4 million, respectively, as of  March 31, 2013 and December 31, 2012. We classify long-term debt within Level 2 of the fair value hierarchy. Fair value of our long-term debt is based on observable estimates provided by third party financial professionals as of March 31, 2013 and December 31, 2012.

4.         Retirement Plans

The following table provides the components of net periodic benefit cost for our pension plans for the three- month periods ended March 31, 2013 and 2012, respectively (in thousands):

	Three Months Ended March 31,
	2013	2012

Service cost	$1,325	$1,147
Interest cost	917	830
Expected return on plan assets	(830)	(682)
Loss amortization	742	576
Net periodic benefit cost	$2,154	$1,871

During the three months ended March 31, 2013, we contributed $1.5 million to our pension plans.  During the remainder of 2013, we expect to contribute an additional $1.6 million to $6.5 to our pension plans.

5.         Stock-based Compensation

We recognize compensation expense for stock-based payment awards made to our employees and directors, including stock options and restricted shares under our 2007 Long-Term Incentive Plan and our Directors’ Restricted Stock Plan.  The following table provides our stock-based compensation expense and related income tax benefit for the three-month periods ended March 31, 2013 and 2012, respectively (in thousands).

	Three Months Ended March 31,
	2013	2012
Stock-based compensation expense, gross	$136	$14
Income tax benefit at our statutory rate associated with stock-based compensation	(53)	(5)
Stock-based compensation expense, net	$83	$9

Long-term Incentive Plan

The 2007 Long Term Incentive Plan, as amended (the “2007 Incentive Plan”), provides for the grant of incentive stock options, nonqualified stock options, restricted stock awards, stock appreciation rights, and performance awards to our officers, employees and non-employee directors to acquire shares of our Class A common stock, common stock or to receive other awards based on our performance. During the three-month period ended March 31, 2013, we granted 318,852 shares of restricted common stock to our executive officers. One-third of these shares will vest on each of March 19, 2014, March 19, 2015 and March 19, 2016. Also during the three-month period ended March 31, 2013, we granted 63,210 shares of restricted common stock to our non-employee directors. These shares will vest on January 1, 2014. We did not grant any awards under the 2007 Incentive Plan during the three-month period ended March 31, 2012.

A summary of restricted stock activity related to our common stock for the three-month periods ended March 31, 2013 and 2012 is as follows:

	Three Months Ended
	March 31, 2013		March 31, 2012
	Number of of Shares	Weighted- Average Grant Date Fair Value Per Share	Number of of Shares	Weighted- Average Grant Date Fair Value Per Share
Restricted stock - common:
Outstanding - beginning of period	-	$-	-	$-
Granted	382,062	$4.43	-	$-
Outstanding - end of period	382,062	$4.43	-	$-

A summary of stock option activity related to our common stock for the three-month periods ended March 31, 2013 and 2012 is as follows:

	Three Months Ended
	March 31, 2013		March 31, 2012
	Number of Shares Underlying Options	Weighted- Average Exercise Price Per Share	Number of Shares Underlying Options	Weighted- Average Exercise Price Per Share

Stock options - common:
Outstanding - beginning of period	1,316,068	$5.98	1,002,350	$7.50
Options exercised	(15,000)	$3.11	-	$-
Options expired	(921,500)	$7.64	(32,150)	$8.61
Outstanding - end of period	379,568	$2.06	970,200	$7.47

Exercisable at end of period	20,000	$3.23	970,200	$7.47

For the three-month period ended March 31, 2013, we did not have any stock options or restricted stock outstanding for our Class A common stock. The aggregate intrinsic value of our stock options was $1.0 million based on the closing market price of our common stock on  March 31, 2013.

Directors’ Restricted Stock Plan

The Directors’ Restricted Stock Plan authorizes the grant of restricted stock awards to our non-employee directors. During the three-month periods ended March 31, 2013 and 2012, we did not grant any restricted stock awards under our Directors’ Restricted Stock Plan.

6.         Commitments and Contingencies

Legal Proceedings and Claims

From time to time, we are or may become subject to legal proceedings and claims that arise in the normal course of our business.  In our opinion, the amount of ultimate liability, if any, with respect to known actions, will not materially affect our financial position. However, the outcome of any one or more matters cannot be predicted with certainty, and the unfavorable resolution of any matter could have a material adverse effect on us.

Sports Marketing Agreement

On October 12, 2004, the University of Kentucky (“UK”) awarded a sports marketing agreement jointly to us and IMG Worldwide, Inc. (“IMG”) (the “UK Agreement”). The UK Agreement expires April 15, 2015.

The UK Agreement provides that we will share in profits in excess of certain amounts specified by the agreement, if any, but not losses. The agreement also provides that we will separately retain all local broadcast advertising revenue and pay all local broadcast expenses for activities under the agreement. Under the agreement, IMG agreed to make all license fee payments to UK. However, if IMG is unable to pay the license fee to UK, we will then be required to pay the unpaid portion of the license fee to UK. As of March 31, 2013, the aggregate license fee to be paid by IMG to UK over the remaining term of the agreement is approximately $21.7 million. If we make advances on behalf of IMG, IMG is required to reimburse us for the amount paid within 60 days after the close of each contract year, which ends on June 30th. IMG has also agreed to pay interest on any advance at a rate equal to the prime rate. During the three-month period ended March 31, 2013, we did not advance any amounts to UK on behalf of IMG under this agreement.  As of March 31, 2013, we do not consider the risk of non-performance by IMG to be high.

7.         Goodwill and Intangible Assets

Our intangible assets are primarily comprised of network affiliations and broadcast licenses.  We purchased broadcast licenses for approximately $1.2 million during the three-month period ended March 31, 2013.  There were no triggering events that required a test of impairment of our goodwill or intangible assets during the three-month period ended March 31, 2013.

8.         Income Taxes

For the three-month periods ended March 31, 2013 and 2012, our income tax expense and effective income tax rates were as follows (dollars in thousands):

	Three Months Ended March 31,
	2013	2012
Income tax expense	$1,651	$2,289
Effective income tax rate	65.5%	40.4%

We estimate our differences between taxable income or loss and recorded income or loss on an annual basis. Our tax provision for each quarter is based upon these full year projections which are revised each reporting period. These projections incorporate estimates of permanent differences between U.S. GAAP income or loss and taxable income or loss, state income taxes and adjustments to our liability for unrecognized tax benefits to adjust our statutory Federal income tax rate of 35.0% to our effective income tax rate.  For the three-month period ended March 31, 2013, these estimates increased or decreased our statutory Federal income tax rate of 35.0% to our effective income tax rate of 65.5% as follows: an adjustment specific to the current quarter resulting from the expiration of certain unexercised stock options added 24.6%, state income taxes added 4.7%, permanent differences between our U.S. GAAP income and taxable income added 1.6% and adjustments to our reserve for uncertain tax positions resulted in a reduction of 0.4%. For the three-month period ended March 31, 2012, these estimates increased or decreased our statutory Federal income tax rate of 35.0% to our effective income tax rate of 40.4% as follows: state income taxes added 6.3%, permanent differences between our U.S. GAAP income and taxable income added 0.6%, and adjustments to our reserve for uncertain tax positions resulted in a reduction of 1.5%.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Introduction

The following analysis of the financial condition and results of operations of Gray Television, Inc. (“we”, “us”, “our”, “Gray” or the “Company”) should be read in conjunction with our unaudited condensed consolidated financial statements and related notes contained in this report and our audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (the “2012 Form 10-K”).

Overview

We are a television broadcast company headquartered in Atlanta, Georgia, that owns and operates television stations broadcasting 45 channels affiliated with one of the “Big 4 Networks” (ABC, CBS, FOX and NBC) and 41 additional channels of programming in 30 television markets. Twenty-one of our channels are affiliated with the CBS Network, eleven channels are affiliated with the NBC Network, eight channels are affiliated with the ABC Network and five channels are affiliated with the FOX Network. Our 21 CBS-affiliated channels make us the largest independent owner of CBS affiliates in the United States.

Within a market, our additional broadcast channels are generally affiliated with networks different from those affiliated with our “Big 4 Network” channels, and are operated by us to make better use of our broadcast spectrum by providing supplemental and/or alternative programming to our “Big 4 Network” channels.  Certain of our additional channels are affiliated with more than one network simultaneously. Our additional channels are affiliated with networks such as “MyNetworkTV”, the CW Network or the CW Plus Network, the MeTV Network, This TV Network, the Live Well Network, the Country Network and Antenna TV. We also broadcast eight local news/weather channels in certain of our existing markets. Our combined TV station group reaches approximately 6.2% of total United States households.

Television Industry Background

The Federal Communications Commission (the “FCC”) grants broadcast licenses to television stations. Historically, there have been a limited number of channels available for broadcasting in any one geographic area.

Television station revenue is derived primarily from local, regional and national advertising.  Television station revenue is derived to a much lesser extent from retransmission consent fees; network compensation; studio and tower space rental; and commercial production activities. “Advertising” refers primarily to advertisements broadcast by television stations, but it also includes advertisements placed on a television station’s website and sponsorships of television programming and off-line content (such as email messages, mobile applications, and other electronic content distributed by stations). Advertising rates are based upon: (i) the size of a station’s market, (ii) a station’s overall ratings, (iii) a program’s popularity among targeted viewers, (iv) the number of advertisers competing for available time, (v) the demographic makeup of the station’s market, (vi) the availability of alternative advertising media in the market, (vii) the presence of effective sales forces and (viii) the development of projects, features and programs that tie advertiser messages to programming. Rates can also be determined in part by a station’s overall ratings and in-market share, as well as the station’s ratings and market share among particular demographic groups that an advertiser may be targeting. Advertisers’ budgets, which can be affected by broad economic trends, can affect the broadcast industry in general and the revenue of individual broadcast television stations.

 Cyclicality and Seasonality

Broadcast stations like ours rely on advertising revenue and this revenue is sensitive to cyclical changes in the economy. As a result, our non-political advertising revenue improved along with the general economic environment in 2012 and has continued to improve in 2013.

Broadcast advertising revenue is generally highest in the second and fourth quarters each year. This seasonality results partly from increases in consumer advertising in the spring and retail advertising in the period leading up to and including the holiday season.  Broadcast advertising revenue is also typically higher in even-numbered years due to increased spending by political candidates, political parties and special interest groups in advance of elections. This political spending typically is heaviest during the fourth quarter.

For the three month period ended March 31, 2013, our largest advertising customer category was automotive. For the three month periods ended March 31, 2013 and 2012, we earned approximately 24% and 20%, respectively, of our total broadcast advertising revenue from our automotive customers. Our business and operating results could be materially adversely affected if automotive revenue decreases. Our business and operating results could also be materially adversely affected if revenue decreased from one or more other significant advertising categories, such as the medical, restaurant, communications, furniture and appliances, entertainment, or financial services.

Please see our “Results of Operations” and “Liquidity and Capital Resources” sections below for further discussion of our operating results.

Revenue

Set forth below are the principal types of revenue, less agency commissions, earned by us for the periods indicated and the percentage contribution of each type of revenue to our total revenue (dollars in thousands):

	Three Months Ended March 31,
	2013		2012
	Amount	Percent of Total	Amount	Percent of Total
Revenue (less agency commissions):
Local	$46,428	59.4%	$45,875	56.9%
National	13,424	17.2%	13,006	16.1%
Internet	5,706	7.3%	5,692	7.1%
Political	641	0.8%	4,959	6.1%
Retransmission consent	9,692	12.4%	8,478	10.5%
Other	2,278	2.9%	1,869	2.3%
Consulting revenue	-	0.0%	795	1.0%
Total	$78,169	100.0%	$80,674	100.0%

Results of Operations

Three Months Ended March 31, 2013 (“2013 three-month period”) Compared to Three Months Ended March 31, 2012 (“2012 three-month period”)

Revenue. Total revenue decreased $2.5 million, or 3%, to $78.2 million in the 2013 three-month period primarily due to decreased political advertising and consulting revenue offset, in part, by increased retransmission consent revenue and  local and national advertising revenue. Political advertising revenue decreased $4.3 millon, or 87%, to $0.6 million reflecting decreased advertising from political candidates and special interest groups in the 2013 three-month period due to this being the “off year” of the two year election cycle. Retransmission consent revenue increased $1.2 million, or 14%, to $9.7 million due to increased subscriber counts and rates. Local advertising revenue increased $0.6 million, or 1%, to $46.4 million and  national advertising revenue increased $0.4 million, or 3%, to $13.4 million in the 2013 three-month period compared to the 2012 three-month period. Our local and national advertising revenue continued to increase primarily due to increased spending in an improving economy. In addition, local and national net advertising revenue was positively influenced by the broadcast of the 2013 Super Bowl on our 20 CBS channels, earning us approximately $1.1 million, an increase of approximately $0.3 million compared to the broadcast of the 2012 Super Bowl on our 10 NBC channels that earned us approximately $0.8 million. Our five largest local and national advertising categories on a combined local and national basis by customer type, excluding political advertising, demonstrated the following changes during the 2013 three-month period compared to the 2012 three-month period: automotive increased 12%; medical decreased 8%; restaurant decreased 2%; communications decreased 8%; and furniture and appliances increased 5%.

We were party to a consulting agreement with Young Broadcasting, Inc. that expired on December 31, 2012.  As a result of the expiration of this agreement, we did not record any consulting revenue in the three-month period ended March 31, 2013. As of the date hereof, we are not able to estimate the amount, if any, of incentive consulting revenue that we may have earned under the agreement during the year ended December 31, 2012 (“2012”). In accordance with GAAP, if any incentive revenue relating to 2012 is received in the future, we will record it as incentive revenue in the period received.

Broadcast Expenses. Broadcast expenses (before depreciation, amortization and gain or loss on disposal of assets) increased $2.7 million, or 5%, to $53.5 million in the 2013 three-month period, due primarily to increases in compensation expense of  $1.8 million and non-compensation expense of $0.9 million. Compensation expense increased primarily due to increases in healthcare expenses, pension expenses and routine salary increases. Non-compensation expense increased primarily due to increases in programing costs, software license fees and market research expense offset, in part, by decreases in national sales commissions. As of March 31, 2013 and 2012, we employed 2,070 and 2,079, respectively, full and part-time employees in our broadcast operations.

Corporate and Administrative Expenses. Corporate and administrative expenses (before depreciation, amortization and gain or loss on disposal of assets) increased $0.7 million, or 23%, to $3.8 million, due primarily to increases in compensation expense of  $0.4 million and non-compensation expense of  $0.3 million. Compensation expense increased primarily due to increases in payroll expense and stock-based compensation expenses. Payroll expense increased due to routine salary increases and stock-based compensation expense increased due to increased amortization resulting from grants of restricted stock. During the 2013 three-month period and the 2012 three-month period, we recorded non-cash stock-based compensation expense of $136,000 and $14,000, respectively.  Non-compensation expense increased primarily due to an increase in market research consulting costs and other professional services.

Depreciation. Depreciation of property and equipment totaled $5.8 million and $5.9 million for the 2013 three-month period and the 2012 three-month period, respectively.  Depreciation decreased due to a greater amount of property and equipment becoming fully depreciated compared to the amount of property and equipment being placed in service during the 2013 three-month period.

Interest Expense. Interest expense decreased $2.6 million, or 17%, to $12.5 million for the 2013 three-month period compared to the 2012 three-month period. This decrease was attributable to a decrease in average interest rates partially offset by an increase in average principal outstanding. The average interest rate on our total outstanding debt balance was 5.7% and 7.0% during the 2013 three-month period and the 2012 three-month period, respectively.  Our average outstanding debt balance was $835.0 million and $829.2 million during the 2013 three-month period and the 2012 three-month period, respectively.

Income tax expense.  We recognized income tax expense of $1.7 million and $2.3 million in the 2013 three-month period and the 2012 three-month period, respectively. For the 2013 three-month period and the 2012 three-month period, our effective income tax rate was 65.5% and 40.4%, respectively. We estimate our differences between taxable income or loss and recorded income or loss on an annual basis. Our tax provision for each quarter is based upon these full year projections which are revised each reporting period. These projections incorporate estimates of permanent differences between U.S. GAAP income or loss and taxable income or loss, state income taxes and adjustments to our liability for unrecognized tax benefits.  For the 2013 three-month period, these estimates increased or decreased our statutory Federal income tax rate of 35.0% to our effective income tax rate of 65.5% as follows: an adjustment specific to the current quarter resulting from the expiration of certain unexercised stock options added 24.6%, state income taxes added 4.7%, permanent differences between our U.S. GAAP income and taxable income added 1.6% and adjustments to our reserve for uncertain tax positions resulted in a reduction of 0.4%.

Preferred stock dividends. Preferred stock dividends decreased from $1.2 million to $0.0 million in the 2013 three-month period compared to the 2012 three-month period. The decrease in the dividend was due to no shares of our Series D Perpetual Preferred Stock being outstanding during the 2013 three-month period. We repurchased all remaining shares of our Series D Perpetual Preferred Stock in year ended December 31, 2012.

Liquidity and Capital Resources

General

The following table presents data that we believe is helpful in evaluating our liquidity and capital resources (in thousands).

	Three Months Ended
	March 31,
	2013	2012
Net cash provided by operating activities	$17,553	$26,996
Net cash used in investing activities	(7,677)	(6,869)
Net cash provided by (used in) financing activities	47	(10,206)
Net increase in cash	$9,923	$9,921

	As of
	March 31, 2013	December 31, 2012
Cash	$20,990	$11,067
Long-term debt including current portion	$832,936	$832,867
Borrowing availability under the 2012 Senior Credit Facility	$40,000	$40,000

Our 2012 Senior Credit Facility consists of a revolving loan and a term loan. Excluding accrued interest, the amount outstanding under our 2012 Senior Credit Facility as of March 31, 2013 and  December 31, 2012 was comprised solely of a term loan balance of $535.0 million. Our maximum borrowing availability is limited by our required compliance with certain restrictive covenants, including a first lien net leverage ratio covenant. As of March 31, 2013 and December 31, 2012, we were in compliance with all covenants required under our debt obligations.

As of  March 31, 2013 and December 31, 2012, we had $300.0 million of our 2020 Notes outstanding.

As of March 31, 2013 and December 31, 2012, the interest rate on the balance outstanding under the 2012 Senior Credit Facility was 4.8%.  As of March 31, 2013 and December 31, 2012, the coupon interest rate and the yield on the Notes were 7.5% and 7.6%, respectively.  The yield on the Notes exceeds the coupon interest rate because the Notes were issued with “original issue discount”.

As of March 31, 2013 and December 31, 2012, we had a deferred loan cost balance, net of accumulated amortization, of $4.4 million and $4.6 million, respectively, related to the 2012Senior Credit Facility.  As of March 31, 2013 and December 31, 2012, we had a deferred loan cost balance, net of accumulated amortization, of $6.8 million and $7.1 million, respectively, related to our 2020 Notes.

Our obligations under our 2012 Senior Credit Facility are secured by substantially all of our and our subsidiaries’ assets, including real estate. In addition, our subsidiaries are joint and several guarantors of these obligations and our ownership interests in our subsidiaries are pledged to collateralize such obligations. The 2012 Senior Credit Facility contains affirmative and restrictive covenants that we must comply with, including (a) limitations on additional indebtedness, (b) limitations on liens, (c) limitations on the sale of assets, (d) limitations on guarantees, (e) limitations on investments and acquisitions, (f) limitations on the payment of dividends and share repurchases, (g) limitations on mergers, and (h) maintenance of a total leverage ratio as set forth in the 2012 Senior Credit Facility not to exceed certain maximum limits, as well as other customary covenants for credit facilities of this type.

Net Cash Provided By (Used In) Operating, Investing and Financing Activities

Net cash provided by operating activities was $17.6 million in the 2013 three-month period compared to net cash provided by operating activities of $27.0 million in the 2012 three-month period.  The decrease in cash provided by operations is due primarily to changes in operating assets and liabilities, increases in certain operating expenses and a decrease in revenue.

Net cash used in investing activities was $7.7 million in the 2013 three-month period compared to net cash used in investing activities of $6.9 million for the 2012 three-month period.  The increase in cash used in investing activities was largely due to the purchase of broadcast licenses for $1.2 million offset, in part, by a decrease in purchases of property and equipment.

Net cash provided by financing activities was approximately $0.0 million in the 2013 three-month period compared to net cash used in financing activities of $10.2 million in the 2012 three-month period.  This decrease in cash used was due to the repayment of debt in the 2012 three-month period. There was no similar repayment of debt in the 2013 three-month period.

Liquidity

As of March 31, 2013, we are not required to make debt principal payments during the twelve months immediately following March 31, 2013. As of March 31, 2013, we estimate that we will make approximately $48.1 million in debt interest payments and $20.0 million in capital expenditures during the twelve months immediately following March 31, 2013. Although our cash flows from operations are subject to a number of risks and uncertainties, we anticipate that our cash on hand, future cash expected to be generated from operations, and borrowings from time to time under our 2012 Senior Credit Facility (or any such other credit facility as may be in place at the appropriate time) will be sufficient to fund these debt service obligations and estimated capital expenditures.  We also presently believe that our future cash expected to be generated from operations and borrowing availability under our 2012 Senior Credit Facility (or any such other credit facility) will be sufficient to fund our future capital expenditures and long-term debt service obligations until at least October 12, 2019, which is the maturity date of our term loan.

Capital Expenditures

Capital expenditures in the 2013 and 2012 three-month periods were $6.5 million and $6.8 million, respectively. We anticipate that our capital expenditures for the remainder of 2013 will range between approximately $13.5 million and  $15.5 million.

Other

We file a consolidated federal income tax return and such state or local tax returns as are required.  Although we may earn taxable operating income in future years, as of March 31, 2013, we anticipate that through the use of our available loss carryforwards we will not pay significant amounts of federal or state income taxes for the next several years.

We do not believe that inflation has had a significant impact on our results of operations nor do we expect it to have a significant effect upon our business in the near future.

During the three months ended March 31, 2013, we contributed $1.5 million to our pension plans.  During the remainder of  2013, we expect to contribute an additional $1.6 million to $6.5 million to our pension plans.

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. GAAP requires management to make judgments and estimations that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.  We consider our accounting policies relating to intangible assets and income taxes to be critical policies that require judgments or estimations in their application where variances in those judgments or estimations could make a significant difference to future reported results.  These critical accounting policies and estimates are more fully disclosed in our 2012 Form 10-K.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21 E of the Securities Exchange Act of 1934. Forward-looking statements are all statements other than those of historical fact.  When used in this Quarterly Report, the words “believes,” “expects,” “anticipates,” “estimates,” “will,” “may,” “should” and similar words and expressions are generally intended to identify forward-looking statements.  Among other things, statements that describe our expectations regarding our results of operations, general and industry-specific economic conditions, future pension plan contributions and capital expenditures are forward-looking statements.  Readers of this Quarterly Report are cautioned that any forward-looking statements, including those regarding the intent, belief or current expectations of our management, are not guarantees of future performance, results or events and involve risks and uncertainties, and that actual results and events may differ materially from those contained in the forward-looking statements as a result of various factors including, but not limited to, those listed under the heading “Risk Factors” in our 2012 Form 10-K and as may be described in subsequently filed quarterly reports on Form 10-Q, as well as the other factors described from time to time in our filings with the Securities and Exchange Commission.  Forward-looking statements speak only as of the date they are made.  We undertake no obligation to update such forward-looking statements to reflect subsequent events or circumstances.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

We believe that the market risk of our financial instruments as of March 31, 2013 has not materially changed since December 31, 2012.  The market risk profile on December 31, 2012 is disclosed in our 2012 Form 10-K.

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

 There were no changes in our internal control over financial reporting during the three-month period ended March 31, 2013 identified in connection with this evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A.  Risk Factors

Please refer to the information set out under the heading “Risk Factors” in Part I, Item 1A in our 2012 Form 10-K for a description of risk factors that we determined to be most material to our financial condition and results of operation.  We do not believe there have been any material changes in these risk factors.

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

GRAY TELEVISION, INC.

Date: May 2, 2013	By:	/s/ James C. Ryan
James C. Ryan,
Senior Vice President and Chief Financial Officer