Form 10-Q
period 2013-06-30
GRAY TELEVISION INC
filed 2013-08-08
CIK 43196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ✔    No____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ✔    No____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes           No     ✔

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock (No Par Value)	Class A Common Stock (No Par Value)
52,240,253 shares outstanding as of July 31, 2013	5,753,020 shares outstanding as of July 31, 2013

INDEX

GRAY TELEVISION, INC.

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

GRAY TELEVISION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands)

	June 30,	December 31,
	2013	2012
Assets:
Current assets:
Cash	$23,404	$11,067
Accounts receivable, less allowance for doubtful accounts of $1,848 and $2,064, respectively	61,934	62,472
Current portion of program broadcast rights, net	2,272	7,463
Deferred tax asset	12,550	12,550
Prepaid and other current assets	3,527	2,831
Total current assets	103,687	96,383

Property and equipment, net	135,218	135,138
Deferred loan costs, net	10,883	11,692
Broadcast licenses	820,516	819,188
Goodwill	170,522	170,522
Other intangible assets, net	606	637
Investment in broadcasting company	13,599	13,599
Other	2,341	2,629
Total assets	$1,257,372	$1,249,788

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands except for share data)

	June 30,	December 31,
	2013	2012
Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$1,791	$2,379
Employee compensation and benefits	10,859	9,844
Accrued interest	11,387	10,214
Accrued network programming fees	2,260	5,422
Other accrued expenses	6,140	5,083
Federal and state income taxes	1,436	1,911
Current portion of program broadcast obligations	4,419	9,648
Deferred revenue	2,736	3,216
Total current liabilities	41,028	47,717

Long-term debt	833,004	832,867
Program broadcast obligations, less current portion	329	356
Deferred income taxes	189,625	184,440
Long-term deferred revenue	216	450
Accrued pension costs	40,752	39,051
Other	890	972
Total liabilities	1,105,844	1,105,853

Commitments and contingencies (Note 6)

Stockholders’ equity:
Common stock, no par value; authorized 100,000,000 shares, issued 56,919,356 shares and 56,503,759 shares, respectively	482,352	480,773
Class A common stock, no par value; authorized 15,000,000 shares, issued 7,331,574 shares	15,321	15,321
Accumulated deficit	(263,274)	(269,288)
Accumulated other comprehensive loss, net of income tax benefit	(20,170)	(20,170)
	214,229	206,636
Treasury stock at cost, common stock, 4,739,462 shares	(40,303)	(40,303)
Treasury stock at cost, Class A common stock, 1,578,554 shares	(22,398)	(22,398)
Total stockholders’ equity	151,528	143,935
Total liabilities and stockholders’ equity	$1,257,372	$1,249,788

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands except for per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Revenue (less agency commissions)	$84,285	$94,691	$162,454	$175,365
Operating expenses before depreciation, amortization and gain on disposal of assets, net:
Broadcast	51,807	52,829	105,301	103,601
Corporate and administrative	5,293	3,629	9,117	6,735
Depreciation	5,938	5,716	11,738	11,607
Amortization of intangible assets	12	18	31	37
Gain on disposals of assets, net	(77)	(547)	(105)	(482)
Operating expenses	62,973	61,645	126,082	121,498
Operating income	21,312	33,046	36,372	53,867
Other income (expense):
Miscellaneous (expense) income, net	(1)	-	-	2
Interest expense	(12,594)	(15,126)	(25,134)	(30,289)
Income before income taxes	8,717	17,920	11,238	23,580
Income tax expense	3,573	6,926	5,224	9,215
Net income	5,144	10,994	6,014	14,365
Preferred stock dividends (includes accretion of issuance cost of $0, $77, $0, and $154, respectively)	-	1,179	-	2,358
Net income available to common stockholders	$5,144	$9,815	$6,014	$12,007

Basic per share information:
Net income available to common stockholders	$0.09	$0.17	$0.10	$0.21
Weighted-average shares outstanding	57,561	57,151	57,542	57,149

Diluted per share information:
Net income available to common stockholders	$0.09	$0.17	$0.10	$0.21
Weighted-average shares outstanding	57,939	57,190	57,820	57,169

Dividends declared per common share	$-	$-	$-	$-

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)

(in thousands except for number of shares)

	Class A Common Stock		Common Stock		Accumulated	Class A Treasury Stock		Common Treasury Stock		Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Deficit	Shares	Amount	Shares	Amount	Loss	Total

Balance at December 31, 2012	7,331,574	$15,321	56,503,759	$480,773	$(269,288)	(1,578,554)	$(22,398)	(4,739,462)	$(40,303)	$(20,170)	$143,935

Net income	-	-	-	-	6,014	-	-	-	-	-	6,014

Issuance of common stock:
401(k) plan	-	-	3,535	14	-	-	-	-	-	-	14
2007 Long Term Incentive Plan - restricted stock	-	-	382,062	-	-	-	-	-	-	-	-
2007 Long Term Incentive Plan - option exercises	-	-	30,000	101	-	-	-	-	-	-	101

Share-based compensation	-	-	-	1,464	-	-	-	-	-	-	1,464

Balance at June 30, 2013	7,331,574	$15,321	56,919,356	$482,352	$(263,274)	(1,578,554)	$(22,398)	(4,739,462)	$(40,303)	$(20,170)	$151,528

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2013	2012
Operating activities
Net income	$6,014	$14,365
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,738	11,607
Amortization of intangible assets	31	37
Amortization of deferred loan costs	823	1,506
Amortization of original issue discount related to long-term debt	138	676
Amortization of restricted stock and stock option awards	1,464	154
Amortization of program broadcast rights	5,663	5,477
Payments on program broadcast obligations	(5,700)	(5,596)
Deferred income taxes	5,185	9,302
Gain on disposals of assets, net	(105)	(482)
Other	1,321	815
Changes in operating assets and liabilities:
Receivables	533	1,362
Other current assets	(446)	(1,207)
Accounts payable	(418)	441
Other current liabilities	(1,495)	6,992
Accrued interest	1,173	(342)
Net cash provided by operating activities	25,919	45,107

Investing activities
Purchases of property and equipment	(12,488)	(11,561)
Purchase of broadcast licenses	(1,329)	-
Proceeds from asset sales	138	775
Payments on acquisition-related liabilities	-	(42)
Other	10	(17)
Net cash used in investing activities	(13,669)	(10,845)

Financing activities
Proceeds from borrowings on long-term debt	-	3,000
Repayments of borrowings on long-term debt	-	(14,411)
Deferred loan costs	(14)	-
Proceeds from issuance of common stock	101	-
Net cash provided by (used in) financing activities	87	(11,411)
Net increase in cash	12,337	22,851
Cash at beginning of period	11,067	5,190
Cash at end of period	$23,404	$28,041

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.     Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2012, which was derived from the audited financial statements as of December 31, 2012 of Gray Television, Inc. (“we”, “us”, “our”, “Gray” or the “Company”) and our accompanying unaudited condensed consolidated financial statements as of June 30, 2013 and for the periods ended June 30, 2013 and 2012 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included. Our operations consist of one reportable segment. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”). Our financial condition as of, and operating results for the three-month and six-month periods ended, June 30, 2013 are not necessarily indicative of the financial condition or results that may be expected for any future interim period or for the year ending December 31, 2013.

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

Earnings Per Share

We compute basic earnings per share by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding during the relevant period. The weighted-average number of common shares outstanding does not include restricted shares. These shares, although classified as issued and outstanding, are considered contingently returnable until the restrictions lapse and, in accordance with U.S. GAAP, are not included in the basic earnings per share calculation until the shares vest. Diluted earnings per share is computed by including common stock equivalents for all potentially dilutive common shares, including restricted shares and shares underlying stock options, in the denominator of the diluted earnings per weighted-average share calculation, unless their inclusion would be antidilutive. Common stock equivalents are calculated using the treasury stock method.

The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding for the three-month and six-month periods ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Weighted-average shares outstanding-basic	57,561	57,151	57,542	57,149
Common stock equivalents for stock options and restricted stock	378	39	278	20
Weighted-average shares outstanding-diluted	57,939	57,190	57,820	57,169

Accumulated Other Comprehensive Loss

Our accumulated other comprehensive loss balances as of June 30, 2013 and December 31, 2012 consist of adjustments to our pension liability and income tax benefit as follows (in thousands):

	June 30,	December 31,
	2013	2012

Accumulated balances of items included in accumulated other comprehensive loss:
Increase in pension liability	$(33,065)	$(33,065)
Income tax benefit	(12,895)	(12,895)
Accumulated other comprehensive loss	$(20,170)	$(20,170)

Consolidated Statement of Comprehensive Income

Our comprehensive income for the three-month and six-month periods ended June 30, 2013 and 2012 consists entirely of net income. Therefore, a consolidated statement of comprehensive income is not presented for the three-month and six-month periods ended June 30, 2013 and 2012.

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

			Estimated
	June 30,	December 31,	Useful Lives
	2013	2012	(in years)
Property and equipment:
Land	$24,583	$24,383
Buildings and improvements	56,213	55,709	7	to	40
Equipment	324,096	313,761	3	to	20
	404,892	393,853
Accumulated depreciation	(269,674)	(258,715)
Total property and equipment, net	$135,218	$135,138

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

Recent Accounting Pronouncements

We have reviewed all recently issued accounting pronouncements. Of those pronouncements that have been issued but are not yet effective, we do not anticipate a material impact upon our financial statements upon our adoption of those pronouncements. None of the pronouncements that became effective and were adopted by us during the six months ended June 30, 2013 had a material effect upon our results of operations or financial position.

2.      Long-term Debt

As of June 30, 2013 and December 31, 2012, long-term debt consisted of our obligations under our senior credit facility (the “2012 Senior Credit Facility”) and our 7½% Senior Notes due 2020 (the “2020 Notes”) as follows (in thousands):

	June 30,	December 31,
	2013	2012
Long-term debt including current portion:
2012 Senior Credit Facility	$535,000	$535,000
2020 Notes	300,000	300,000
Total long-term debt at liquidation value	835,000	835,000
Less unamortized discount on 2020 Notes	(1,996)	(2,133)
Total long-term debt at recorded value	$833,004	$832,867

Borrowing availability under the 2012 Senior Credit Facility	$40,000	$40,000

Our 2012 Senior Credit Facility consists of a revolving loan and a term loan. Excluding accrued interest, the amount outstanding under our 2012 Senior Credit Facility as of June 30, 2013 and December 31, 2012 was comprised solely of a term loan balance of $535.0 million. Our maximum borrowing availability is limited by our required compliance with certain restrictive covenants, including a first lien net leverage ratio covenant.

As of June 30, 2013 and December 31, 2012, we had $300.0 million of our 2020 Notes outstanding.

As of June 30, 2013 and December 31, 2012, the interest rate on the balance outstanding under the senior credit facility was 4.8%. As of June 30, 2013 and December 31, 2012, the coupon interest rate and the yield on the 2020 Notes were 7.5% and 7.6%, respectively. The yield on the 2020 Notes exceeds the coupon interest rate because the 2020 Notes were issued with “original issue discount”.

As of June 30, 2013 and December 31, 2012, we had a deferred loan cost balance, net of accumulated amortization, of $4.3 million and $4.6 million, respectively, related to the 2012 Senior Credit Facility. As of June 30, 2013 and December 31, 2012, we had a deferred loan cost balance, net of accumulated amortization, of $6.6 million and $7.1 million, respectively, related to our 2020 Notes.

Our obligations under our 2012 Senior Credit Facility are secured by substantially all of our and our subsidiaries’ assets, including real estate. In addition, our subsidiaries are joint and several guarantors of these obligations and our ownership interests in our subsidiaries are pledged to collateralize such obligations. The 2012 Senior Credit Facility contains affirmative and restrictive covenants that we must comply with, including (a) limitations on additional indebtedness, (b) limitations on liens, (c) limitations on the sale of assets, (d) limitations on guarantees, (e) limitations on investments and acquisitions, (f) limitations on the payment of dividends and share repurchases, (g) limitations on mergers, and (h) maintenance of a total leverage ratio as set forth in the 2012 Senior Credit Facility not to exceed certain maximum limits, as well as other customary covenants for credit facilities of this type. As of June 30, 2013 and December 31, 2012, we were in compliance with all covenants required under our debt obligations.

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

The carrying amount of our long-term debt was $833.0 million and $832.9 million, respectively, and the fair value was $844.9 million and $844.4 million, respectively, as of June 30, 2013 and December 31, 2012. We classify our long-term debt within Level 2 of the fair value hierarchy. Fair value of our long-term debt is based on observable estimates provided by third-party financial professionals as of June 30, 2013 and December 31, 2012.

4.     Retirement Plans

The following table provides the components of net periodic benefit cost for our pension plans for the three-month and six-month periods ended June 30, 2013 and 2012, respectively (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Service cost	$1,325	$1,147	$2,649	$2,295
Interest cost	917	830	1,834	1,660
Expected return on plan assets	(830)	(682)	(1,659)	(1,365)
Loss amortization	742	576	1,484	1,151
Net periodic benefit cost	$2,154	$1,871	$4,308	$3,741

During the six-month period ended June 30, 2013, we contributed $2.6 million to our pension plans. During the remainder of the year ending December 31, 2013, we expect to contribute an additional $2.8 million to $5.4 million to our pension plans.

5.     Stock-based Compensation

We recognized compensation expense for stock-based payment awards made to our employees and directors, including stock options and restricted stock under our 2007 Long-Term Incentive Plan. The following table provides our stock-based compensation expense and related income tax benefit for the three-month and six-month periods ended June 30, 2013 and 2012, respectively (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Stock-based compensation expense, gross	$1,327	$140	$1,464	$154
Income tax benefit at our statutory rate associated with stock-based compensation	(518)	(55)	(571)	(60)
Stock-based compensation expense, net	$809	$85	$893	$94

The 2007 Long Term Incentive Plan, as amended (the “2007 Incentive Plan”), provides for the grant of incentive stock options, nonqualified stock options, restricted stock awards, stock appreciation rights, and performance awards to our officers, employees and non-employee directors to acquire shares of our Class A common stock, common stock or to receive other awards based on our performance. During the six-month period ended June 30, 2013, we granted 318,852 shares of restricted common stock to our executive officers. One-third of these shares will vest on each of March 19, 2014, March 19, 2015 and March 19, 2016. Also during the six-month period ended June 30, 2013, we granted 63,210 shares of restricted common stock to our non-employee directors. These shares will vest on January 1, 2014. During the six-month period ended June 30, 2012, we granted 432,396 shares of restricted common stock, which shares have vested, and we also granted options to acquire 359,568 shares of our common stock.

Also during the three-month and six-month periods ended June 30, 2013, the vesting dates of 107,224 of previously granted shares of restricted common stock and stock options to purchase 63,616 shares of common stock were accelerated, resulting in $1.0 million of stock-based compensation expense being recognized by the Company in those periods. Had these stock awards not been modified, these shares of restricted common stock and unvested stock options would have fully vested by March 19, 2016 and April 2, 2016, respectively. These stock awards were held by a former employee.

We did not have any stock options or restricted stock outstanding for our Class A common stock during any period presented.

A summary of restricted stock activity related to our common stock for the six-month periods ended June 30, 2013 and 2012 is as follows:

	Six Months Ended
	June 30, 2013		June 30, 2012
	Number of Shares	Weighted- average Grant Date Fair Value Per Share	Number of Shares	Weighted- average Grant Date Fair Value Per Share
Restricted stock - common:
Outstanding - beginning of period	-	$-	-	$-
Granted	382,062	5.20	432,396	1.65
Vested	(107,224)	7.16	-	-
Outstanding - end of period	274,838	$4.43	432,396	$1.65

A summary of stock option activity related to our common stock for the six-month periods ended June 30, 2013 and 2012 is as follows:

	Six Months Ended
	June 30, 2013		June 30, 2012
	Number of Shares Underlying Options	Weighted- Average Exercise Price	Number of Shares Underlying Options	Weighted- Average Exercise Price
Stock options - common:
Outstanding - beginning of period	1,316,068	$5.98	1,002,350	$7.50
Options granted	-	$-	359,568	$1.99
Options exercised	(30,000)	$3.36	-	$-
Options expired	(921,500)	$7.64	(32,150)	$8.61
Options forfeited	-	$-	(1,500)	$7.64
Options outstanding - end of period	364,568	$1.99	1,328,268	$5.98

Exercisable at end of period	158,510	$1.99	968,700	$7.47

         The aggregate intrinsic value of our outstanding stock options was $1.9 million based on the closing market price of our common stock on June 30, 2013.

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

The UK Agreement provides that we will share in profits in excess of certain amounts specified by the agreement, if any, but not losses. The agreement also provides that we will separately retain all local broadcast advertising revenue and pay all local broadcast expenses for activities under the agreement. Under the agreement, IMG agreed to make all license fee payments to UK. However, if IMG is unable to pay the license fee to UK, we will then be required to pay the unpaid portion of the license fee to UK. As of June 30, 2013, the aggregate license fee to be paid by IMG to UK over the remaining term of the agreement is approximately $17.6 million. If we make advances on behalf of IMG, IMG is required to reimburse us for the amount paid within 60 days after the close of each contract year, which ends on June 30th. IMG has also agreed to pay interest on any advance at a rate equal to the prime rate. During the six-month period ended June 30, 2013, we did not advance any amounts to UK on behalf of IMG under this agreement. As of June 30, 2013, we do not consider the risk of non-performance by IMG to be high.

Non-compete and Non-solicitation Payments

In connection with the resignation of an employee in June 2013, the Company entered into an arrangement that included, among other things, certain non-compete and non-solicitation commitments with respect to the Company for a two year period ending June 2015. Under that arrangement, the Company is required to make payments to the former employee totaling $1.9 million over a three-year period. Related expense of $24,000 was recognized during the three-month period ended June 30, 2013. The remaining expense attributable to this arrangement will be recognized over a two-year period ending June 2015.

7.      Goodwill and Intangible Assets

Our intangible assets are primarily comprised of network affiliations and broadcast licenses. We purchased broadcast licenses for approximately $1.3 million during the six-month period ended June 30, 2013. There were no triggering events that required a test of impairment of our goodwill or intangible assets during the six-month period ended June 30, 2013. Upon renewal of intangible assets such as network affiliations and broadcast licenses, we expense all related fees as incurred.

8.     Income Taxes

For the three-month and six-month periods ended June 30, 2013 and 2012, our income tax expense and effective income tax rates were as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Income tax expense	$3,573	$6,926	$5,224	$9,215
Effective income tax rate	41.0%	38.6%	46.5%	39.1%

We estimate our differences between taxable income and recorded income on an annual basis. Our tax provision for each interim reporting period is based upon these full year projections which are revised each interim reporting period. These projections incorporate estimates of permanent differences between U.S. GAAP income and taxable income, state income taxes, adjustments to our liability for unrecognized tax benefits and other items as necessary to adjust our statutory Federal income tax rate to our effective income tax rate.

For the six-month period ended June 30, 2013, these estimates increased or decreased our statutory Federal income tax rate of 35.0% to our effective income tax rate of 46.5% as follows: an adjustment resulting from the expiration of certain unexercised stock options added 5.5%, state income taxes added 4.7% and permanent differences between our U.S. GAAP income and taxable income added 1.7%, while adjustments to our reserve for uncertain tax positions resulted in a reduction of 0.4%.

For the six-month period ended June 30, 2012, these estimates increased or decreased our statutory Federal income tax rate of 35.0% to our effective income tax rate of 39.1% as follows: state income taxes added 4.9% and permanent differences between our U.S. GAAP income and taxable income added 0.6%, while adjustments to our reserve for uncertain tax positions resulted in a reduction of 1.4%.

9.     Subsequent Events

KJCT-TV Transaction

On July 31, 2013, we entered into an asset purchase agreement in which we agreed to pay $9.0 million for certain non-license assets of KJCT-TV in Grand Junction, Colorado and its associated low power television stations. At the same time, we entered into a shared services agreement with a newly formed company, Excalibur Grand Junction, LLC, which concurrently entered into an agreement to purchase the licensed assets of KJCT-TV. The acquisitions are expected to close, and the shared services agreement is expected to commence, in the fourth quarter of 2013, following satisfaction of Federal Communications Commission approval and other conditions.

Receipt of Incentive Consulting Revenue

On August 6, 2013, we received $7.1 million in incentive consulting revenue under a now expired consulting agreement with Young Broadcasting, Inc. Prior to receipt of this payment, we could not reasonably estimate the amount, if any, that we would receive thereunder. As a result and in accordance with US GAAP, we will recognize this payment as consulting revenue in the three-month period ending September 30, 2013.

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

Overview

We are a television broadcast company headquartered in Atlanta, Georgia, that owns and operates television stations in 30 television markets broadcasting 46 channels affiliated with one of the “Big 4 Networks” (ABC, CBS, FOX and NBC) and 42 additional channels of programming. Twenty-two of our channels are affiliated with the CBS Network, eleven channels are affiliated with the NBC Network, eight channels are affiliated with the ABC Network and five channels are affiliated with the FOX Network.

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

Revenues, Cyclicality and Seasonality

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

For the six-month period ended June 30, 2013, our largest advertising customer category was automotive. For the six-month periods ended June 30, 2013 and 2012, we earned approximately 24% and 20%, respectively, of our total broadcast advertising revenue from our automotive advertising customers. Our business and operating results could be materially adversely affected if automotive advertising revenue decreases. Our business and operating results could also be materially adversely affected if revenue decreased from one or more other significant advertising categories, such as advertisers in the medical, restaurant, communications, furniture and appliances, entertainment, or financial services industries.

Please see our “Results of Operations” and “Liquidity and Capital Resources” sections below for further discussion of our operating results.

Revenue

Set forth below are the principal types of revenue, less agency commissions, earned by us for the periods indicated and the percentage contribution of each type of revenue to our total revenue (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Revenue:
Local	$50,869	60.4%	$48,417	51.1%	$97,297	59.9%	$94,292	53.8%
National	15,052	17.9%	14,321	15.1%	28,476	17.5%	27,327	15.6%
Internet	6,257	7.4%	6,359	6.7%	11,963	7.4%	12,051	6.9%
Political	751	0.9%	13,138	13.9%	1,392	0.9%	18,097	10.3%
Retransmission consent	9,396	11.1%	8,279	8.7%	19,088	11.7%	16,757	9.6%
Other	1,960	2.3%	3,627	3.8%	4,238	2.6%	5,496	3.1%
Consulting	-	0.0%	550	0.7%	-	0.0%	1,345	0.7%
Total	$84,285	100.0%	$94,691	100.0%	$162,454	100.0%	$175,365	100.0%

Results of Operations

Three Months Ended June 30, 2013 (“2013 three-month period”) Compared to Three Months Ended June 30, 2012 (“2012 three-month period”)

Revenue. Total revenue decreased $10.4 million, or 11%, to $84.3 million in the 2013 three-month period. Local advertising revenue increased approximately $2.5 million, or 5%, to $50.9 million. National advertising revenue increased approximately $0.7 million, or 5%, to $15.1 million. Local and national advertising revenue increased due to increased spending by our advertisers in a gradually improving economic environment. Retransmission consent revenue increased $1.1 million, or 13%, to $9.4 million primarily due to increased subscriber counts and rates. Political advertising revenue decreased $12.4 million, or 94%, to $0.8 million, reflecting decreased advertising from political candidates and special interest groups in the 2013 three-month period due to this being the “off year” of the two-year political advertising cycle. Other revenue decreased $1.7 million, or 46%, to $2.0 million due primarily to an anticipated reduction of certain copyright royalty payments in the 2013 three-month period. Internet advertising revenue decreased $0.1 million, or 2%, to $6.3 million.

We were party to a consulting agreement with Young Broadcasting, Inc. (“Young”) that expired on December 31, 2012. We did not record any consulting revenue in the 2013 three-month period. However, subsequent to June 30, 2013, we received $7.1 million in incentive consulting revenue under that agreement for services rendered prior to the expiration thereof. We will recognize this payment as consulting revenue in the three-month period ending September 30, 2013.

Our five largest nonpolitical advertising categories on a combined local and national basis by customer type for the 2013 three-month period demonstrated the following changes in revenue during the 2013 three-month period compared to the 2012 three-month period: automotive increased 9%; medical decreased 1%; restaurant decreased less than 1%; communications increased 13%; and furniture and appliances increased 5%.

Broadcast expenses. Broadcast expenses (before depreciation, amortization and gain on disposal of assets) decreased $1.0 million, or 2%, to $51.8 million in the 2013 three-month period, due primarily to decreases in compensation expense of $0.9 million and non-compensation expense of $0.1 million. Compensation expense decreased primarily due to decreases in incentive compensation and healthcare expense offset, in part, by increases in salaries and pension expenses. Non-compensation expense decreased primarily due to decreases in national sales commissions, bad debt expense and repairs and maintenance offset, in part, by increases in programing costs, market research and software license fees. As of June 30, 2013 and 2012, we employed 2,086 and 2,070 total employees, respectively, in our broadcast operations.

Corporate and administrative expenses. Corporate and administrative expenses (before depreciation, amortization and gain on disposal of assets) increased $1.7 million, or 46%, to $5.3 million in the 2013 three-month period. The increase was due primarily to increases in compensation expense of $1.0 million and non-compensation expense of $0.7 million. Compensation expense increased primarily due to an increase in stock-based compensation expense offset, in part, by a decrease in incentive compensation. The increase in stock-based compensation and the decrease in incentive compensation were due primarily to the resignation of a former employee. We recorded non-cash stock-based compensation expense during the three-month periods ended June 30, 2013 and 2012 of $1.3 million and $0.1 million, respectively. Non-compensation expense increased primarily due to increased legal, consulting and market research expenses.

Depreciation. Depreciation of property and equipment increased $0.2 million, or 4%, to $5.9 million during the 2013 three-month period compared to the 2012 three-month period. Depreciation increased due to additional property and equipment being placed in service during the 2013 three-month period.

Gain on disposal of assets. Gain on disposal of assets decreased $0.5 million to $0.1 million during the 2013 three-month period as compared to the 2012 three-month period. The decrease was due primarily to a gain recognized in the prior year on a weather related tower collapse at one of our stations. We did not have a similar event in the current year.

Interest expense. Interest expense decreased $2.5 million, or 17%, to $12.6 million for the 2013 three-month period. This decrease was attributable to a decrease in average interest rates partially offset by an increase in average borrowings outstanding. Our average debt balance was $835.0 million and $827.4 million during the 2013 and 2012 three-month periods, respectively. The average interest rate on our total debt balances was approximately 5.7% and 6.9% during the 2013 and 2012 three-month periods, respectively.

Income tax expense. We recognized income tax expense of $3.6 million and $6.9 million for the 2013 and 2012 three-month periods, respectively. For the 2013 and 2012 three-month periods, our effective income tax rate was 41.0% and 38.6%, respectively. We estimate our differences between taxable income and recorded income on an annual basis. Our tax provision for each interim reporting period is based upon these full year projections which are revised each interim reporting period. These projections incorporate estimates of permanent differences between U.S. GAAP income and taxable income, state income taxes, adjustments to our liability for unrecognized tax benefits and other items as necessary to adjust our statutory Federal income tax rate of 35.0% to our effective income tax rate. Our effective income tax rate for the 2013 three-month period as compared to the 2012 three-month period increased primarily due to an increase in permanent differences between reported and taxable income for the 2013 three-month period as compared to the 2012 three-month period.

Preferred stock dividends. Preferred stock dividends decreased $1.2 million, or 100%, to $0.0 million for the 2013 three-month period. We repurchased all outstanding shares of our Series D Perpetual Preferred Stock in year ended December 31, 2012 and, as a result, no dividends were paid in the 2013 three-month period.

Six Months Ended June 30, 2013 (“2013 six-month period”) Compared to Six Months Ended June 30, 2012 (“2012 six-month period”)

Revenue. Total revenue decreased $12.9 million, or 7%, to $162.5 million in the 2013 six-month period. Local advertising revenue increased approximately $3.0 million, or 3%, to $97.3 million. National advertising revenue increased approximately $1.1 million, or 4%, to $28.5 million. Local and national advertising revenue increased due to increased spending by advertisers in a gradually improving economic environment. In addition, local and national advertising revenue in the 2013 six-month period was positively influenced by the broadcast of the 2013 Super Bowl on our 20 CBS channels, earning us approximately $1.1 million, an increase of approximately $0.3 million compared to the broadcast of the 2012 Super Bowl on our 10 NBC channels that earned us approximately $0.8 million. Retransmission consent revenue increased $2.3 million, or 14%, to $19.1 million in the 2013 six-month period compared to the 2012 six-month period primarily due to increased subscriber counts and rates. Political advertising revenue decreased $16.7 million, or 92%, to $1.4 million, reflecting decreased advertising from political candidates and special interest groups in the 2013 six-month period due to this being the “off year” of the two-year political advertising cycle. Other revenue decreased $1.3 million, or 23%, to $4.2 million in the 2013 six-month period compared to the 2012 six-month period due primarily to an anticipated reduction in certain copyright royalty payments. Internet advertising revenue decreased $0.1 million, or 1%, to $12.0 million.

We did not record any consulting revenue resulting from our now expired consulting contract with Young in the 2013 six-month period. However, subsequent to June 30, 2013, we received $7.1 million in incentive consulting revenue under that agreement for services rendered prior to the expiration thereof. We will recognize this payment as consulting revenue in the three-month period ending September 30, 2013.

Our five largest nonpolitical advertising categories on a combined local and national basis by customer type for the 2013 six-month period demonstrated the following changes in revenue during the 2013 six-month period compared to the 2012 six-month period: automotive increased 10%; medical decreased 5%; restaurant decreased 1%; communications increased 2%; and furniture and appliances increased 5%.

Broadcast expenses. Broadcast expenses (before depreciation, amortization and gain on disposal of assets) increased $1.7 million, or 2%, to $105.3 million in the 2013 six-month period, due primarily to an increase in compensation expense of $0.8 million and non-compensation expense of $0.9 million. Compensation expense increased primarily due to increases in salaries, healthcare and pension expenses offset, in part, by decreased incentive compensation. Non-compensation expense increased primarily due to an increase in programing costs, market research and consulting expenses offset, in part, by a decrease in national sales commissions, legal expenses and repairs and maintenance costs.

Corporate and administrative expenses. Corporate and administrative expenses (before depreciation, amortization and gain on disposal of assets) increased $2.4 million, or 35%, to $9.1 million for the 2013 six-month period. The increase was due primarily to an increase in compensation expense of $1.4 million and an increase in non-compensation expense of $1.0 million. Compensation expense increased primarily due to an increase in stock-based compensation expense offset, in part, by a decrease in incentive compensation. The increase in stock-based compensation and the decrease in incentive compensation were due primarily to the resignation of a former employee. We recorded non-cash stock-based compensation expense during the six-month periods ended June 30, 2013 and 2012 of $1.5 million and $0.2 million, respectively. Non-compensation expense increased primarily due to increased legal, consulting, market research and other professional services expenses.

Depreciation. Depreciation of property and equipment increased $0.1 million, or 1%, to $11.7 million for the 2013 six-month period. Depreciation increased due to additional property and equipment being placed in service during the 2013 six-month period.

Gain on disposal of assets. Gain on disposal of assets decreased $0.4 million to $0.1 million during the 2013 six-month period as compared to the 2012 six-month period. The decrease was due primarily to a gain recognized in the prior year on a weather related tower collapse at one of our stations. We did not have a similar event in the current year.

Interest expense. Interest expense decreased $5.2 million, or 17%, to $25.1 million for the 2013 six-month period. This decrease was attributable to a decrease in average interest rates partially offset by an increase in average borrowings outstanding. Our average debt balance was $835.0 million and $828.3 million during the 2013 and 2012 six-month periods, respectively. The average interest rates on our total debt balances were 5.7% and 7.0% during the 2013 and 2012 six-month periods, respectively.

Income tax expense. We recognized income tax expense of $5.2 million and $9.2 million in the 2013 and 2012 six-month periods, respectively. For the 2013 and 2012 six-month periods, our effective income tax rate was 46.5% and 39.1%, respectively. We estimate our differences between taxable income and recorded income on an annual basis. Our tax provision for each interim reporting period is based upon these full year projections which are revised each interim reporting period. These projections incorporate estimates of permanent differences between U.S. GAAP income and taxable income, state income taxes, adjustments to our liability for unrecognized tax benefits and other items as necessary to adjust our statutory Federal income tax rate of 35.0% to our effective income tax rate. Our effective income tax rate for the 2013 six-month period as compared to the 2012 six-month period increased primarily due to an adjustment resulting from the expiration of certain unexercised stock options in the 2013 six-month period.

Preferred stock dividends. Preferred stock dividends decreased $2.4 million, or 100%, to $0.0 million for the 2013 six-month period. The decrease in the dividend was due to no shares of our Series D Perpetual Preferred Stock being outstanding during the 2013 six-month period.

Liquidity and Capital Resources

General

The following table presents data that we believe is helpful in evaluating our liquidity and capital resources (in thousands).

	Six Months Ended June 30,
	2013	2012
Net cash provided by operating activities	$25,919	$45,107
Net cash used in investing activities	(13,669)	(10,845)
Net cash provided by (used in) financing activities	87	(11,411)
Increase in cash	$12,337	$22,851

	As of
	June 30, 2013	December 31, 2012
Cash	$23,404	$11,067
Long-term debt	$833,004	$832,867
Borrowing availability under 2012 Senior Credit Facility	$40,000	$40,000

Long-term Debt

Our 2012 Senior Credit Facility consists of a revolving loan and a term loan. Excluding accrued interest, the amount outstanding under our 2012 Senior Credit Facility as of June 30, 2013 and December 31, 2012 was comprised solely of a term loan balance of $535.0 million. Our maximum borrowing availability is limited by our required compliance with certain restrictive covenants, including a first lien net leverage ratio covenant.

As of June 30, 2013 and December 31, 2012, we had $300.0 million of our 2020 Notes outstanding.

As of June 30, 2013 and December 31, 2012, the interest rate on the balance outstanding under the senior credit facility was 4.8%. As of June 30, 2013 and December 31, 2012, the coupon interest rate and the yield on the 2020 Notes were 7.5% and 7.6%, respectively. The yield on the 2020 Notes exceeds the coupon interest rate because the 2020 Notes were issued with “original issue discount”.

As of June 30, 2013 and December 31, 2012, we had a deferred loan cost balance, net of accumulated amortization, of $4.3 million and $4.6 million, respectively, related to the 2012 Senior Credit Facility. As of June 30, 2013 and December 31, 2012, we had a deferred loan cost balance, net of accumulated amortization, of $6.6 million and $7.1 million, respectively, related to our 2020 Notes.

Our obligations under our 2012 Senior Credit Facility are secured by substantially all of our and our subsidiaries’ assets, including real estate. In addition, our subsidiaries are joint and several guarantors of these obligations and our ownership interests in our subsidiaries are pledged to collateralize such obligations. The 2012 Senior Credit Facility contains affirmative and restrictive covenants that we must comply with, including (a) limitations on additional indebtedness, (b) limitations on liens, (c) limitations on the sale of assets, (d) limitations on guarantees, (e) limitations on investments and acquisitions, (f) limitations on the payment of dividends and share repurchases, (g) limitations on mergers, and (h) maintenance of a total leverage ratio as set forth in the 2012 Senior Credit Facility not to exceed certain maximum limits, as well as other customary covenants for credit facilities of this type. As of June 30, 2013 and December 31, 2012, we were in compliance with all covenants required under our debt obligations.

Net Cash Provided By (Used In) Operating, Investing and Financing Activities

Net cash provided by operating activities was $25.9 million in the 2013 six-month period compared to $45.1 million in the 2012 six-month period. The decrease in cash provided by operations was due primarily to a decrease in revenue and increases in broadcast and corporate and administrative expenses.

Net cash used in investing activities was $13.7 million in the 2013 six-month period compared to net cash used in investing activities of $10.8 million for the 2012 six-month period. The increase in cash used in investing activities was largely due to increased spending for equipment and the purchases of broadcast licenses in the 2013 six-month period.

Net provided by financing activities in the 2013 six-month period was $0.1 million compared to net cash used in financing activities of $11.4 million in the 2012 six-month period. This increase in cash provided by financing activities was due primarily to a decrease in cash used for debt repayments offset, in part, by a decrease in cash provided by borrowings of long-term debt in the 2013 six-month period compared to the 2012 six-month period.

Liquidity

As of June 30, 2013, we are not required to make any debt principal payments during the twelve months immediately following June 30, 2013. As of June 30, 2013, we estimate that we will make approximately $48.2 million in debt interest payments and $20.0 million in capital expenditures during the twelve months immediately following June 30, 2013. Although our cash flows from operations are subject to a number of risks and uncertainties, we anticipate that our cash on hand, future cash expected to be generated from operations, and future available revolving credit facility borrowings under our 2012 Senior Credit Facility (or any such other credit facility as may be in place at the appropriate time) will be sufficient to fund these debt service obligations and estimated capital expenditures.  We also presently believe that our future cash expected to be generated from operations and borrowing availability under our 2012 Senior Credit Facility (or any such other credit facility) will be sufficient to fund our future capital expenditures and long-term debt service obligations for the foreseeable future.

Capital Expenditures

Capital expenditures in the 2013 and 2012 six-month periods were $12.5 million and $11.6 million, respectively. We anticipate that our capital expenditures for the remainder of 2013 will range between approximately $10.5 million and $11.5 million.

Other

We file a consolidated federal income tax return and such state or local tax returns as are required. Although we may earn taxable operating income in future years, as of June 30, 2013, we anticipate that through the use of our available loss carryforwards we will not pay significant amounts of federal or state income taxes in the next several years.

We do not believe that inflation has had a significant impact on our results of operations nor is inflation expected to have a significant effect upon our business in the near future.

During the six-month period ended June 30, 2013, we contributed $2.6 million to our pension plans. During the remainder of the year ending December 31, 2013, we expect to contribute an additional $2.8 million to $5.4 million to our pension plans.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

We believe that the market risk of our financial instruments as of June 30, 2013 has not materially changed since December 31, 2012. The market risk profile on December 31, 2012 is disclosed in our 2012 Form 10-K.

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

There were no changes in our internal control over financial reporting during the three-month period ended June 30, 2013 identified in connection with this evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

Please refer to the information set out under the heading “Risk Factors” in Part I, Item 1A in our 2012 Form 10-K for a description of risk factors that we determined to be most material to our financial condition and results of operations. We do not believe there have been any material changes in these risks. Additional risks that we do not currently consider to be material may also materially adversely affect our results of operation or financial condition in the future.

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

GRAY TELEVISION, INC.
(Registrant)

Date: August 8, 2013	By:	/s/ James C. Ryan
James C. Ryan,
Senior Vice President and Chief Financial Officer