Form 10-Q
period 2013-09-30
GRAY TELEVISION INC
filed 2013-11-07
CIK 43196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended September 30, 2013 or

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes           No     ✔

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock (No Par Value)	Class A Common Stock (No Par Value)
52,241,716 shares outstanding as of November 4, 2013	5,753,020 shares outstanding as of November 4, 2013

INDEX

GRAY TELEVISION, INC.

PART I.     FINANCIAL INFORMATION

Item 1.       Financial Statements

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands)

	September 30, 2013	December 31, 2012
Assets:
Current assets:
Cash	$43,320	$11,067
Accounts receivable, less allowance for doubtful accounts of $637 and $2,064, respectively	59,582	62,472
Current portion of program broadcast rights, net	10,184	7,463
Deferred tax asset	12,550	12,550
Prepaid and other current assets	5,222	2,831
Total current assets	130,858	96,383

Property and equipment, net	135,269	135,138
Deferred loan costs, net	10,471	11,692
Broadcast licenses	820,516	819,188
Goodwill	170,522	170,522
Other intangible assets, net	597	637
Investment in broadcasting company	13,599	13,599
Other	3,497	2,629
Total assets	$1,285,329	$1,249,788

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands except for share data)

	September 30, 2013	December 31, 2012
Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$1,531	$2,379
Employee compensation and benefits	12,705	9,844
Accrued interest	17,077	10,214
Accrued network programming fees	2,229	5,422
Other accrued expenses	4,874	5,083
Federal and state income taxes	1,312	1,911
Current portion of program broadcast obligations	12,301	9,648
Deferred revenue	2,606	3,216
Total current liabilities	54,635	47,717

Long-term debt	833,073	832,867
Program broadcast obligations, less current portion	1,617	356
Deferred income taxes	194,422	184,440
Long-term deferred revenue	101	450
Accrued pension costs	41,826	39,051
Other	869	972
Total liabilities	1,126,543	1,105,853

Commitments and contingencies (Notes 6 and 9)

Stockholders’ equity:
Common stock, no par value; authorized 100,000,000 shares, issued 57,010,132 shares and 56,503,759 shares, respectively	482,793	480,773
Class A common stock, no par value; authorized 15,000,000 shares, issued 7,331,574 shares	15,321	15,321
Accumulated deficit	(256,201)	(269,288)
Accumulated other comprehensive loss, net of income tax benefit	(20,170)	(20,170)
	221,743	206,636
Treasury stock at cost, common stock, 4,768,925 shares and 4,739,462 shares, respectively	(40,559)	(40,303)
Treasury stock at cost, Class A common stock, 1,578,554 shares	(22,398)	(22,398)
Total stockholders’ equity	158,786	143,935
Total liabilities and stockholders’ equity	$1,285,329	$1,249,788

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands except for per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Revenue (less agency commissions)	$88,288	$102,879	$250,742	$278,244
Operating expenses before depreciation, amortization and loss (gain) on disposal of assets, net:
Broadcast	53,516	52,034	158,817	155,635
Corporate and administrative	4,470	4,010	13,587	10,745
Depreciation	6,024	5,725	17,762	17,332
Amortization of intangible assets	9	19	40	56
Loss (gain) on disposals of assets, net	49	28	(56)	(454)
Operating expenses	64,068	61,816	190,150	183,314
Operating income	24,220	41,063	60,592	94,930
Other income (expense):
Miscellaneous income, net	-	-	-	2
Interest expense	(12,656)	(15,155)	(37,790)	(45,444)
Income before income taxes	11,564	25,908	22,802	49,488
Income tax expense	4,491	10,035	9,715	19,250
Net income	7,073	15,873	13,087	30,238

Preferred stock dividends (includes accretion of issuance cost of $0, $479, $0, and $633, respectively)	-	1,233	-	3,591
Net income available to common stockholders	$7,073	$14,640	$13,087	$26,647

Basic per share information:
Net income available to common stockholders	$0.12	$0.26	$0.23	$0.47
Weighted-average shares outstanding	57,713	57,155	57,600	57,151

Diluted per share information:
Net income available to common stockholders	$0.12	$0.26	$0.23	$0.47
Weighted-average shares outstanding	58,078	57,287	57,907	57,209

Dividends declared per common share	$-	$-	$-	$-

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
(in thousands except for number of shares)

	Class A Common Stock		Common Stock		Accumulated	Class A Treasury Stock		Common Treasury Stock		Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Deficit	Shares	Amount	Shares	Amount	Loss	Total

Balance at December 31, 2012	7,331,574	$15,321	56,503,759	$480,773	$(269,288)	(1,578,554)	$(22,398)	(4,739,462)	$(40,303)	$(20,170)	$143,935

Net income	-	-	-	-	13,087	-	-	-	-	-	13,087

Issuance of common stock:
401(k) plan	-	-	4,489	21	-	-	-	-	-	-	21
2007 Long Term Incentive Plan - restricted stock awards	-	-	382,062	-	-	-	-	(29,463)	(256)	-	(256)
2007 Long Term Incentive Plan - option exercises	-	-	119,822	280	-	-	-	-	-	-	280

Share-based compensation	-	-	-	1,719	-	-	-	-	-	-	1,719

Balance at September 30, 2013	7,331,574	$15,321	57,010,132	$482,793	$(256,201)	(1,578,554)	$(22,398)	(4,768,925)	$(40,559)	$(20,170)	$158,786

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2013	2012
Operating activities
Net income	$13,087	$30,238
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	17,762	17,332
Amortization of intangible assets	40	56
Amortization of deferred loan costs	1,235	2,259
Amortization of original issue discount related to long-term debt	206	1,015
Amortization of restricted stock and stock option awards	1,719	324
Amortization of program broadcast rights	8,492	8,250
Payments on program broadcast obligations	(8,549)	(8,386)
Deferred income taxes	9,981	19,405
Gain on disposals of assets, net	(56)	(454)
Other	1,970	(412)
Changes in operating assets and liabilities:
Receivables	2,886	716
Other current assets	(2,016)	(660)
Accounts payable	(678)	238
Other current liabilities	(1,352)	11,095
Accrued interest	6,863	9,322
Net cash provided by operating activities	51,590	90,338

Investing activities
Purchases of property and equipment	(18,441)	(17,661)
Purchases of broadcast licenses	(1,329)	-
Proceeds from asset sales	160	787
Payments on acquisition-related liabilities	-	(129)
Other	7	(224)
Net cash used in investing activities	(19,603)	(17,227)

Financing activities
Proceeds from borrowings on long-term debt	-	3,000
Repayments of borrowings on long-term debt	-	(15,617)
Deferred loan costs	(14)	-
Series D perpetual preferred stock dividends paid	-	(7,713)
Repurchases of preferred stock	-	(12,276)
Proceeds from issuance of common stock	280	-
Net cash provided by (used in) financing activities	266	(32,606)
Net increase in cash	32,253	40,505
Cash at beginning of period	11,067	5,190
Cash at end of period	$43,320	$45,695

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.     Basis of Presentation

The accompanying condensed consolidated balance sheet of Gray Television, Inc. (“we”, “us”, “our”, “Gray” or the “Company”) as of December 31, 2012, which was derived from the Company’s audited balance sheet as of December 31, 2012, and our accompanying unaudited condensed consolidated financial statements as of September 30, 2013 and for the periods ended September 30, 2013 and 2012 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included. Our operations consist of one reportable segment. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”). Our financial condition as of, and operating results for the three-month and nine-month periods ended, September 30, 2013 are not necessarily indicative of the financial condition or results that may be expected for any future interim period or for the year ending December 31, 2013.

Seasonality and Cyclicality

Broadcast advertising revenues are generally highest in the second and fourth quarters each year. This seasonality results partly from increases in consumer advertising in the spring and increases in retail advertising in the period leading up to and including the holiday season. Broadcast advertising revenues are also typically higher in even-numbered years due to increased spending by political candidates, political parties and special interest groups in advance of elections. This political spending typically is heaviest during the fourth quarter.

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

The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding for the three-month and nine-month periods ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Weighted-average shares outstanding - basic	57,713	57,155	57,600	57,151
Common stock equivalents attributable to stock options and restricted stock	365	132	307	58
Weighted-average shares outstanding - diluted	58,078	57,287	57,907	57,209

Accumulated Other Comprehensive Loss

Our accumulated other comprehensive loss balances as of September 30, 2013 and December 31, 2012 consist of adjustments to our pension liability and income tax benefit as follows (in thousands):

	September 30, 2013	December 31, 2012

Accumulated balances of items included in accumulated other comprehensive loss:
Increase in pension liability	$(33,065)	$(33,065)
Income tax benefit	(12,895)	(12,895)
Accumulated other comprehensive loss	$(20,170)	$(20,170)

Consolidated Statement of Comprehensive Income

Our comprehensive income for the three-month and nine-month periods ended September 30, 2013 and 2012 consists entirely of net income. Therefore, a consolidated statement of comprehensive income is not presented for the three-month and nine-month periods ended September 30, 2013 and 2012.

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

	September 30, 2013	December 31, 2012	Estimated Useful Lives (in years)
Property and equipment:
Land	$24,614	$24,383
Buildings and improvements	57,530	55,709	7	to	40
Equipment	322,262	313,761	3	to	20
	404,406	393,853
Accumulated depreciation	(269,137)	(258,715)
Total property and equipment, net	$135,269	$135,138

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

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This ASU clarifies guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. We are currently evaluating the expected effects of this ASU; however, we do not anticipate that our adoption of this ASU will result in a material change in our financial statement presentation.

2.      Long-term Debt

As of September 30, 2013 and December 31, 2012, long-term debt consisted of our obligations under our senior credit facility (the “2012 Senior Credit Facility”) and our 7½% Senior Notes due 2020 (the “2020 Notes”) as follows (in thousands):

	September 30, 2013	December 31, 2012
Long-term debt including current portion:
2012 Senior Credit Facility	$535,000	$535,000
2020 Notes	300,000	300,000
Total long-term debt at liquidation value	835,000	835,000
Less unamortized discount on 2020 Notes	(1,927)	(2,133)
Total long-term debt at recorded value	$833,073	$832,867

Borrowing availability under the 2012 Senior Credit Facility	$40,000	$40,000

Our 2012 Senior Credit Facility consists of a revolving loan and a term loan facility. Excluding accrued interest, the amount outstanding under our 2012 Senior Credit Facility as of September 30, 2013 and December 31, 2012 was comprised solely of a term loan balance of $535.0 million. Our maximum borrowing availability is limited by our required compliance with certain restrictive covenants, including a first lien net leverage ratio covenant.

As of September 30, 2013 and December 31, 2012, we had $300.0 million of our 2020 Notes outstanding.

On October 18, 2013, we issued $375.0 million of additional 2020 Notes (the "Additional Notes"), and used the net proceeds therefrom, after deducting transaction fees and estimated expenses, to repay $376.0 million of the term loan outstanding under the 2012 Senior Credit Facility.  For additional information on this transaction, see Note 9 "Subsequent Events."

As of September 30, 2013 and December 31, 2012, the interest rate on the balance outstanding under the 2012 Senior Credit Facility was 4.8%. As of September 30, 2013 and December 31, 2012, the coupon interest rate and the yield on the 2020 Notes outstanding at those dates were 7.5% and 7.6%, respectively. The yield on the 2020 Notes exceeded the coupon interest rate because the 2020 Notes outstanding at those dates were issued with “original issue discount”.

As of September 30, 2013 and December 31, 2012, we had a deferred loan cost balance, net of accumulated amortization, of $4.1 million and $4.6 million, respectively, related to the 2012 Senior Credit Facility. As of September 30, 2013 and December 31, 2012, we had a deferred loan cost balance, net of accumulated amortization, of $6.4 million and $7.1 million, respectively, related to our 2020 Notes.

Our obligations under the 2012 Senior Credit Facility are secured by substantially all of our and our subsidiaries’ assets, including real estate. In addition, our subsidiaries are joint and several guarantors of these obligations and our ownership interests in our subsidiaries are pledged to collateralize such obligations. The 2012 Senior Credit Facility contains affirmative and restrictive covenants that we must comply with, including (a) limitations on additional indebtedness, (b) limitations on liens, (c) limitations on the sale of assets, (d) limitations on guarantees, (e) limitations on investments and acquisitions, (f) limitations on the payment of dividends and share repurchases, (g) limitations on mergers, and (h) maintenance of a total leverage ratio as set forth in the 2012 Senior Credit Facility not to exceed certain maximum limits, as well as other customary covenants for credit facilities of this type. As of September 30, 2013, we were in compliance with all covenants required under our debt obligations.

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

The carrying amount of our long-term debt was $833.1 million and $832.9 million, respectively, and the fair value was $849.7 million and $844.4 million, respectively, as of September 30, 2013 and December 31, 2012. We classify our long-term debt within Level 2 of the fair value hierarchy. Fair value of our long-term debt is based on observable estimates provided by third-party financial professionals as of September 30, 2013 and December 31, 2012.

4.      Retirement Plans

The following table provides the components of net periodic benefit cost for our pension plans for the three-month and nine-month periods ended September 30, 2013 and 2012, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Service cost	$1,291	$1,243	$3,871	$3,538
Interest cost	967	899	2,899	2,559
Expected return on plan assets	(926)	(739)	(2,774)	(2,104)
Loss amortization	824	624	2,468	1,775
Net periodic benefit cost	$2,156	$2,027	$6,464	$5,768

During the nine-month period ended September 30, 2013, we contributed $3.7 million to our pension plans. During the remainder of the year ending December 31, 2013, we expect to contribute an additional $1.7 million to $4.3 million to our pension plans.

5.      Stock-based Compensation

We recognize compensation expense for stock-based payment awards made to our employees and directors, including stock options and restricted stock under our 2007 Long-Term Incentive Plan, as amended (the “2007 Incentive Plan”). The following table provides our stock-based compensation expense and related income tax benefit for the three-month and nine-month periods ended September 30, 2013 and 2012, respectively (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Stock-based compensation expense, gross	$255	$170	$1,719	$324
Income tax benefit at our statutory rate associated with stock-based compensation	(99)	(66)	(670)	(126)
Stock-based compensation expense, net	$156	$104	$1,049	$198

The 2007 Incentive Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock awards, stock appreciation rights, and performance awards to our officers, employees and non-employee directors to acquire shares of our Class A common stock or common stock, or to receive other awards based on our performance. During the nine-month period ended September 30, 2013, we granted 318,852 shares of restricted common stock to our executive officers and as described below, 107,224 of these shares vested in the nine-month period ended September 30, 2013. Of the remaining shares granted to our executive officers, 70,542 shares will vest on each of March 19, 2014, March 19, 2015 and March 19, 2016. Also during the nine-month period ended September 30, 2013, we granted 63,210 shares of restricted common stock to our non-employee directors. These 63,210 shares will vest on January 1, 2014. During the nine-month period ended September 30, 2012, we granted 432,396 shares of restricted common stock, which shares have vested, and we also granted options to acquire 359,568 shares of our common stock.

During the nine-month period ended September 30, 2013, the vesting dates of 107,224 previously granted shares of restricted common stock and stock options to purchase 63,616 shares of common stock were accelerated, resulting in $1.0 million of stock-based compensation expense being recognized by the Company in those periods. Had the vesting dates of these stock awards not been accelerated, these shares of restricted common stock and unvested stock options would have fully vested by March 19, 2016 and April 2, 2016, respectively. These stock awards were held by a former employee.

We did not have any stock options or restricted stock outstanding for our Class A common stock during any period presented.

A summary of restricted stock activity related to our common stock for the nine-month periods ended September 30, 2013 and 2012 is as follows:

	Nine Months Ended
	September 30, 2013		September 30, 2012
	Number of Shares	Weighted- average Grant Date Fair Value Per Share	Number of Shares	Weighted- average Grant Date Fair Value Per Share
Restricted stock - common:
Outstanding - beginning of period	-	$-	-	$-
Granted	382,062	5.20	432,396	1.65
Vested	(107,224)	7.16	-	-
Outstanding - end of period	274,838	$4.43	432,396	$1.65

A summary of stock option activity related to our common stock for the nine-month periods ended September 30, 2013 and 2012 is as follows:

	Nine Months Ended
	September 30, 2013		September 30, 2012
	Number of Shares Underlying Options	Weighted- Average Exercise Price	Number of Shares Underlying Options	Weighted- Average Exercise Price
Stock options - common:
Outstanding - beginning of period	1,316,068	$5.98	1,002,350	$7.50
Options granted	-	$-	359,568	$1.99
Options exercised	(119,822)	$2.34	-	$-
Options expired	(921,500)	$7.64	(32,150)	$8.61
Options forfeited	-	$-	(1,500)	$7.64
Options outstanding - end of period	274,746	$1.99	1,328,268	$5.98

Exercisable at end of period	68,688	$1.99	968,700	$7.47

         The aggregate intrinsic value of our outstanding stock options was $1.6 million based on the closing market price of our common stock on September 30, 2013.

6.      Commitments and Contingencies

Legal Proceedings and Claims

From time to time, we are or may become subject to legal proceedings and claims that arise in the normal course of our business. In our opinion, the amount of ultimate liability, if any, with respect to known actions, will not materially affect our financial position. However, the outcome of any one or more matters cannot be predicted with certainty, and the unfavorable resolution of any matter could have a material adverse effect on us in any period.

Sports Marketing Agreement

On October 12, 2004, the University of Kentucky (“UK”) awarded a sports marketing agreement jointly to us and IMG Worldwide, Inc. (“IMG”) (the “UK Agreement”). The UK Agreement expires April 15, 2015.

The UK Agreement provides that we will share in profits in excess of certain amounts specified by the agreement, if any, but not losses. The agreement also provides that we will separately retain all local broadcast advertising revenue and pay all local broadcast expenses for activities under the agreement. Under the agreement, IMG agreed to make all license fee payments to UK. However, if IMG is unable to pay the license fee to UK, we will then be required to pay the unpaid portion of the license fee to UK. As of September 30, 2013, the aggregate license fee to be paid by IMG to UK over the remaining term of the agreement is approximately $17.6 million. If we make advances on behalf of IMG, IMG is required to reimburse us for the amount paid within 60 days after the close of each contract year, which ends on June 30th. IMG has also agreed to pay interest on any advance at a rate equal to the prime rate. During the nine-month period ended September 30, 2013, we did not advance any amounts to UK on behalf of IMG under this agreement. As of September 30, 2013, we do not consider the risk of non-performance by IMG to be high.

Non-compete and Non-solicitation Payments

In connection with the resignation of an employee in June 2013, the Company entered into an arrangement that included, among other things, certain non-compete and non-solicitation commitments with respect to the Company for a two year period ending June 2015. Under that arrangement, the Company is required to make payments to the former employee totaling $1.9 million over a three-year period. Of this amount, $1.5 million remained unpaid as of September 30, 2013. Related expense of $0.3 million was recognized during the nine-month period ended September 30, 2013. The expense attributable to this arrangement is being recognized over the period beginning June 2013 and ending June 2015.

7.      Goodwill and Intangible Assets

Our intangible assets are primarily comprised of network affiliations and broadcast licenses. We purchased broadcast licenses for approximately $1.3 million during the nine-month period ended September 30, 2013. There were no triggering events that required a test of impairment of our goodwill or intangible assets during the nine-month period ended September 30, 2013. Upon renewal of intangible assets such as network affiliations and broadcast licenses, we expense all related fees as incurred.

8.      Income Taxes

For the three-month and nine-month periods ended September 30, 2013 and 2012, our income tax expense and effective income tax rates were as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Income tax expense	$4,491	$10,035	$9,715	$19,250
Effective income tax rate	38.8%	38.7%	42.6%	38.9%

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

For the nine-month period ended September 30, 2013, these estimates increased or decreased our statutory Federal income tax rate of 35.0% to our effective income tax rate of 42.6% as follows: an adjustment resulting from the expiration of certain unexercised stock options added 2.7%, state income taxes added 2.9%, permanent differences between our U.S. GAAP income and taxable income added 1.8%, and an adjustment for the write off of stock options deferred under Section 162(m) of the internal revenue code added 0.6%, while adjustments to our reserve for uncertain tax positions resulted in a reduction of 0.4%.

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

9.      Subsequent Events

Acquisition of Yellowstone Television, LLC.

On November 4, 2013, Gray announced that it had entered into an agreement to acquire Yellowstone Television, LLC (“Yellowstone”). Yellowstone owns the following stations:

• KGNS-TV in the Laredo, Texas market. Its channels are affiliated with NBC, CW, and Telemundo;

• KGWN-TV in the Cheyenne, Wyoming-Scottsbluff, Nebraska market. Its channels are affiliated with CBS and CW. KGWN-TV extends throughout the market on KSTF (TV) in Scottsbluff, Nebraska, and K19FX in Laramie, Wyoming;

• KCHY-LP is the NBC affiliate for the Cheyenne-Scottsbluff market. It will now integrate its operations with KGWN-TV; and

• KCWY-TV in the Casper, Wyoming market. Its primary channel is affiliated with NBC.

This acquisition will represent Gray’s first stations in these markets. Gray used cash on hand of $23.0 million to acquire a 99% non-voting interest in the parent company of Yellowstone, and it began operating the Yellowstone stations pursuant to a local marketing agreement. Subject to the receipt of regulatory and other approvals, Gray expects to acquire voting control of Yellowstone by the first quarter of 2014.

We have not yet completed our initial accounting for this acquisition, including determination of the fair value of the acquired assets, as of the date of filing this quarterly report.

Shared Services Relationship with Excalibur Broadcasting, LLC

On November 1, 2013, we announced that Gray and Excalibur Broadcasting, LLC (“Excalibur”) had consummated the previously announced acquisition of KJCT(TV) and associated low power stations (collectively, “KJCT”) broadcasting ABC, CW, Telemundo and local programming in the Grand Junction, Colorado, market. In that transaction, Excalibur acquired the license assets of KJCT, and Gray acquired various non-license assets related to KJCT for approximately $9.0 million using cash on hand. Gray now provides back office, engineering and sales support services to Excalibur pursuant to a shared services agreement. Excalibur is wholly owned by a third party, and Excalibur maintains complete responsibility for and control over programming, finances, personnel and operations of KJCT and any other stations that it acquires. However, Gray has an option to purchase the assets and assume the liabilities of KJCT, subject to FCC consent.

In connection with the consummation of the transactions relating to KJCT, Gray has guaranteed approximately $3.0 million of Excalibur’s debt.

We have not yet completed our initial accounting for this transaction, including determination of the fair value of the acquired assets, as of the date of filing this quarterly report.

Issuance of $375.0 Million of Additional Notes

        On October 18, 2013, Gray completed its previously announced offering of $375.0 million of Additional Notes.  The Additional Notes were issued at a price of 102.125%, resulting in aggregate gross proceeds of approximately $383.0 million, plus accrued and unpaid interest from and including October 1, 2013.  Based on the issue price, the Additional Notes have a yield to worst of 6.984%.

        The Additional Notes are an additional issuance of, and rank equally and form a single series with, the 2020 Notes that were issued on October 9, 2012 (the “Existing Notes”).  The Additional Notes have the same terms as the Existing Notes, including being senior unsecured obligations of the Company, and being guaranteed by all of the Company’s existing, and certain future, subsidiaries.

        On October 18, 2013, Gray used net proceeds from the offering of Additional Notes to repay $376.0 million of the term loan outstanding under its 2012 Senior Credit Facility.

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

Overview

We are a television broadcast company headquartered in Atlanta, Georgia, that owns and operates television stations in 31 television markets broadcasting 46 channels affiliated with one of the “Big 4 Networks” (ABC, CBS, FOX and NBC) and 42 additional channels of programming. We also operate additional television stations that broadcast channels affiliated with ABC, CBS, NBC, CW, and Telemundo.  Our owned and/or operated television stations collectively broadcast twenty-three channels affiliated with the CBS Network, fourteen channels affiliated with the NBC Network, nine channels affiliated with the ABC Network and five channels affiliated with the FOX Network.

Within a market, our additional broadcast channels are generally affiliated with networks different from those affiliated with our “Big 4 Network” channels, and are operated by us to make better use of our broadcast spectrum by providing supplemental and/or alternative programming to our “Big 4 Network” channels. Certain of our additional channels are affiliated with more than one network simultaneously. Our additional channels are affiliated with networks such as “MyNetworkTV”, the CW Network or the CW Plus Network, the MeTV Network, This TV Network, the Live Well Network, Antenna TV and Telemundo. We also broadcast eight local news/weather channels in certain of our existing markets. Our combined TV station group reaches approximately 6.5% of total United States households.

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

For the nine-month period ended September 30, 2013, our largest advertising customer category was automotive. For the nine-month periods ended September 30, 2013 and 2012, we earned approximately 25% and 20%, respectively, of our total broadcast advertising revenue from our automotive advertising customers. Our business and operating results could be materially adversely affected if automotive advertising revenue decreases. Our business and operating results could also be materially adversely affected if revenue decreased from one or more other significant advertising categories, such as advertisers in the medical, restaurant, communications, furniture and appliances, entertainment, or financial services industries.

Please see our “Results of Operations” and “Liquidity and Capital Resources” sections below for further discussion of our operating results.

Revenue

Set forth below are the principal types of revenue, less agency commissions, earned by us for the periods indicated and the percentage contribution of each type of revenue to our total revenue (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Revenue:
Local	$48,728	55.2%	$46,670	45.4%	$146,025	58.2%	$140,962	50.7%
National	13,585	15.4%	14,341	13.9%	42,061	16.8%	41,668	15.0%
Internet	6,476	7.3%	6,369	6.2%	18,439	7.4%	18,420	6.6%
Political	1,377	1.6%	24,508	23.8%	2,769	1.1%	42,605	15.3%
Retransmission consent	9,165	10.4%	8,518	8.3%	28,253	11.3%	25,275	9.1%
Other	1,814	2.1%	1,923	1.9%	6,052	2.4%	7,419	2.7%
Consulting	7,143	8.0%	550	0.5%	7,143	2.8%	1,895	0.6%
Total	$88,288	100.0%	$102,879	100.0%	$250,742	100.0%	$278,244	100.0%

Results of Operations

Three Months Ended September 30, 2013 (“2013 three-month period”) Compared to Three Months Ended September 30, 2012 (“2012 three-month period”)

Revenue. Total revenue decreased $14.6 million, or 14%, to $88.3 million in the 2013 three-month period. Local advertising revenue increased approximately $2.1 million, or 4%, to $48.7 million. National advertising revenue decreased approximately $0.8 million, or 5%, to $13.6 million. Our local and national advertising revenue did not have the benefit of Olympic advertising revenue as it did in the previous year. During the 2012 three-month period, we earned approximately $4.0 million of revenue from local and national advertisers and $1.1 million of revenue from political advertisers during the broadcast of the 2012 Summer Olympics on our ten primary NBC stations. Retransmission consent revenue increased $0.6 million, or 8%, to $9.2 million primarily due to increased subscriber counts and rates. Political advertising revenue decreased $23.1 million, or 94%, to $1.4 million, reflecting decreased advertising from political candidates and special interest groups in the 2013 three-month period due to this being the “off year” of the two-year political advertising cycle.

As previously disclosed, during the 2013 three-month period, we recognized a one-time payment of $7.1 million as incentive consulting revenue associated with a now-expired consulting agreement for services rendered prior to the expiration thereof. We do not expect to recognize any further revenue from this agreement.

For the 2013 three-month period, our five largest nonpolitical advertising customer categories on a combined local and national basis, by customer type, demonstrated the following changes in revenue compared to the 2012 three-month period: automotive increased 5%; restaurant increased 2%; medical decreased 9%; communications increased 6%; and furniture and appliances increased 2%.

Broadcast expenses. Broadcast expenses (before depreciation, amortization and loss on disposal of assets) increased $1.5 million, or 3%, to $53.5 million in the 2013 three-month period, due primarily to an increase in compensation expense of $1.7 million offset, in part, by a decrease in non-compensation expense of $0.2 million. Compensation expense increased primarily due to routine increases in salaries, healthcare expense and pension expense offset, in part, by a decrease in incentive compensation. Non-compensation expense increased primarily due to increases in programing costs, software license fees and bad debt expense offset, in part, by decreases in national sales commissions, legal expense and repairs and maintenance expense. As of September 30, 2013 and 2012, we employed 2,092 and 2,062 total employees, respectively, in our broadcast operations.

Corporate and administrative expenses. Corporate and administrative expenses (before depreciation, amortization and loss on disposal of assets) increased $0.5 million, or 11%, to $4.5 million in the 2013 three-month period. The increase was due primarily to increases in compensation expense of $0.2 million and non-compensation expense of $0.3 million. Compensation expense increased primarily due to an increase in salaries, relocation expense and stock-based compensation expense offset, in part, by a decrease in incentive compensation. We recorded non-cash stock-based compensation expense during the three-month periods ended September 30, 2013 and 2012 of $0.3 million and $0.2 million, respectively.

Depreciation. Depreciation of property and equipment increased $0.3 million, or 5%, to $6.0 million during the 2013 three-month period compared to the 2012 three-month period. Depreciation increased due to additional property and equipment having been placed in service during 2013.

Interest expense. Interest expense decreased $2.5 million, or 16%, to $12.7 million for the 2013 three-month period. This decrease was attributable to a decrease in average interest rates partially offset by an increase in average borrowings outstanding. Our average debt balance was $835.0 million and $825.2 million during the 2013 and 2012 three-month periods, respectively. The average interest rate on our total debt balances was approximately 5.7% and 7.0% during the 2013 and 2012 three-month periods, respectively.

Income tax expense. We recognized income tax expense of $4.5 million and $10.0 million for the 2013 and 2012 three-month periods, respectively. For the 2013 and 2012 three-month periods, our effective income tax rate was 38.8% and 38.7%, respectively. We estimate differences between taxable income and recorded income on an annual basis. Our tax provision for each interim reporting period is based upon these full year projections which are revised each interim reporting period. These projections incorporate estimates of permanent differences between U.S. GAAP income and taxable income, state income taxes, adjustments to our liability for unrecognized tax benefits and other items as necessary to adjust our statutory Federal income tax rate of 35.0% to our effective income tax rate.

Preferred stock dividends. Preferred stock dividends decreased $1.2 million, or 100%, to $0.0 million for the 2013 three-month period. We repurchased all outstanding shares of our Series D Perpetual Preferred Stock in the year ended December 31, 2012 and, as a result, no dividends were paid in the 2013 three-month period.

Nine Months Ended September 30, 2013 (“2013 nine-month period”) Compared to Nine Months Ended September 30, 2012 (“2012 nine-month period”)

Revenue. Total revenue decreased $27.5 million, or 10%, to $250.7 million in the 2013 nine-month period. Local advertising revenue increased approximately $5.1 million, or 4%, to $146.0 million. National advertising revenue increased approximately $0.4 million, or 1%, to $42.1 million. Local and national advertising revenue in the 2013 nine-month period was positively influenced by the broadcast of the 2013 Super Bowl on our 20 CBS channels, earning us approximately $1.1 million, an increase of approximately $0.3 million compared to the broadcast of the 2012 Super Bowl on our 10 NBC channels that earned us approximately $0.8 million. However, local and national advertising revenue in the 2013 nine-month period did not benefit from any Olympic Games advertising. Retransmission consent revenue increased $3.0 million, or 12%, to $28.3 million in the 2013 nine-month period compared to the 2012 nine-month period primarily due to increased subscriber counts and rates. Political advertising revenue decreased $39.8 million, or 94%, to $2.8 million, reflecting decreased advertising from political candidates and special interest groups in the 2013 nine-month period due to this being the “off year” of the two-year political advertising cycle. Other revenue decreased $1.4 million, or 18%, to $6.1 million in the 2013 nine-month period compared to the 2012 nine-month period due primarily to an anticipated reduction in certain copyright royalty payments.

As described above, in the 2013 nine-month period we recorded $7.1 million of incentive consulting revenue from a now expired consulting agreement.

In the 2013 nine-month period, our five largest nonpolitical advertising customer categories on a combined local and national basis, by customer type, demonstrated the following changes in revenue compared to the 2012 nine-month period: automotive increased 8%; medical decreased 6%; restaurant decreased 1%; communications increased 3%; and furniture and appliances increased 4%.

Broadcast expenses. Broadcast expenses (before depreciation, amortization and gain on disposal of assets) increased $3.2 million, or 2%, to $158.8 million in the 2013 nine-month period, due primarily to an increase in compensation expense of $2.6 million and non-compensation expense of $0.6 million. Compensation expense increased primarily due to increases in salaries, healthcare expense and pension expense offset, in part, by a decrease in incentive compensation. Non-compensation expense increased primarily due to an increase in programing costs, market research and software license fees offset, in part, by a decrease in national sales commissions, legal expense and repairs and maintenance expense.

Corporate and administrative expenses. Corporate and administrative expenses (before depreciation, amortization and gain on disposal of assets) increased $2.8 million, or 26%, to $13.6 million for the 2013 nine-month period. The increase was due primarily to an increase in compensation expense of $1.5 million and an increase in non-compensation expense of $1.3 million. Compensation expense increased primarily due to an increase in stock-based compensation expense and severance expense resulting from the resignation of a former employee in June 2013. We recorded non-cash stock-based compensation expense during the nine-month periods ended September 30, 2013 and 2012 of $1.7 million and $0.3 million, respectively. Non-compensation expense increased primarily due to increased consulting expenses, legal expenses and travel expenses.

Depreciation. Depreciation of property and equipment increased $0.4 million, or 2%, to $17.8 million for the 2013 nine-month period. Depreciation increased due to additional property and equipment having been placed in service during 2013.

Gain on disposal of assets. Gain on disposal of assets decreased $0.4 million to $0.1 million during the 2013 nine-month period as compared to the 2012 nine-month period. The decrease was due primarily to a gain recognized in the prior year period on a weather related tower collapse at one of our stations. We did not have a similar event in the current year period.

Interest expense. Interest expense decreased $7.7 million, or 17%, to $37.8 million for the 2013 nine-month period. This decrease was attributable to a decrease in average interest rates partially offset by an increase in average borrowings outstanding. Our average debt balance was $835.0 million and $827.2 million during the 2013 and 2012 nine-month periods, respectively. The average interest rates on our total debt balances were 5.7% and 7.0% during the 2013 and 2012 nine-month periods, respectively.

Income tax expense. We recognized income tax expense of $9.7 million and $19.3 million in the 2013 and 2012 nine-month periods, respectively. For the 2013 and 2012 nine-month periods, our effective income tax rate was 42.6% and 38.9%, respectively. Our effective income tax rate for the 2013 nine-month period as compared to the 2012 nine-month period increased primarily due to an adjustment resulting from the expiration of certain unexercised stock options in the 2013 nine-month period.

Preferred stock dividends. Preferred stock dividends decreased $3.6 million, or 100%, to $0.0 million for the 2013 nine-month period. The decrease in the dividend was due to no shares of our Series D Perpetual Preferred Stock being outstanding during the 2013 nine-month period.

Liquidity and Capital Resources

General

The following table presents data that we believe is helpful in evaluating our liquidity and capital resources (in thousands).

	Nine Months Ended September 30,
	2013	2012
Net cash provided by operating activities	$51,590	$90,338
Net cash used in investing activities	(19,603)	(17,227)
Net cash provided by (used in) financing activities	266	(32,606)
Increase in cash	$32,253	$40,505

	As of
	September 30, 2013	December 31, 2012
Cash	$43,320	$11,067
Long-term debt	$833,073	$832,867
Borrowing availability under 2012 Senior Credit Facility	$40,000	$40,000

Long-term Debt

Our 2012 Senior Credit Facility consists of a revolving loan and a term loan. Excluding accrued interest, the amount outstanding under our 2012 Senior Credit Facility as of September 30, 2013 and December 31, 2012 was comprised solely of a term loan balance of $535.0 million. Our maximum borrowing availability is limited by our required compliance with certain restrictive covenants, including a first lien net leverage ratio covenant.

As of September 30, 2013 and December 31, 2012, we had $300.0 million of our 2020 Notes outstanding.

As of September 30, 2013 and December 31, 2012, the interest rate on the balance outstanding under the senior credit facility was 4.8%. As of September 30, 2013 and December 31, 2012, the coupon interest rate and the yield on the 2020 Notes outstanding on such dates were 7.5% and 7.6%, respectively. The yield on the 2020 Notes outstanding on such dates exceeded the coupon interest rate because the 2020 Notes outstanding on such dates were issued with “original issue discount”.

Subsequent to September 30, 2013, we issued $375.0 million of additional 2020 Notes (the "Additional Notes").   The Additional Notes were issued at a price of 102.125%, resulting in aggregate gross proceeds of approxmately $383.0 million, plus accrued and unpaid interest from and including October 1, 2013.  We used net proceeds from the issuance of Additional Notes to repay $376.0 million of the term loan outstanding under the 2012 Senior Credit Facility.   Based on the issue price, the Additional Notes have a yield to worst of 6.984%.   For addional information on this transaction, see " - Liquidity" below.

As of September 30, 2013 and December 31, 2012, we had a deferred loan cost balance, net of accumulated amortization, of $4.1 million and $4.6 million, respectively, related to the 2012 Senior Credit Facility. As of September 30, 2013 and December 31, 2012, we had a deferred loan cost balance, net of accumulated amortization, of $6.4 million and $7.1 million, respectively, related to our 2020 Notes.

Our obligations under our 2012 Senior Credit Facility are secured by substantially all of our and our subsidiaries’ assets, including real estate. In addition, our subsidiaries are joint and several guarantors of these obligations and our ownership interests in our subsidiaries are pledged to collateralize such obligations. The 2012 Senior Credit Facility contains affirmative and restrictive covenants that we must comply with, including (a) limitations on additional indebtedness, (b) limitations on liens, (c) limitations on the sale of assets, (d) limitations on guarantees, (e) limitations on investments and acquisitions, (f) limitations on the payment of dividends and share repurchases, (g) limitations on mergers, and (h) maintenance of a total leverage ratio as set forth in the 2012 Senior Credit Facility not to exceed certain maximum limits, as well as other customary covenants for credit facilities of this type. As of September 30, 2013, we were in compliance with all covenants required under our debt obligations.

Net Cash Provided By (Used In) Operating, Investing and Financing Activities

Net cash provided by operating activities was $51.6 million in the 2013 nine-month period compared to $90.3 million in the 2012 nine-month period. The decrease in cash provided by operations was due primarily to decreases in political advertising revenue and increases in broadcast and corporate and administrative expenses described elsewhere herein.

Net cash used in investing activities was $19.6 million in the 2013 nine-month period compared to net cash used in investing activities of $17.2 million for the 2012 nine-month period. The increase in cash used in investing activities was largely due to increased spending for equipment and the purchases of broadcast licenses in the 2013 nine-month period.

Net provided by financing activities in the 2013 nine-month period was $0.3 million compared to net cash used in financing activities of $32.6 million in the 2012 nine-month period. This increase in cash provided by financing activities was due primarily to a decrease in cash used for debt repayments and the repurchase of preferred stock offset, in part, by a decrease in cash provided by borrowings of long-term debt in the 2013 nine-month period compared to the 2012 nine-month period.

Liquidity

As of September 30, 2013, we were not required to make any debt principal payments during the twelve months immediately following September 30, 2013. On October 18, 2013, we used proceeds from the issuance of the Additional Notes to repay $376.0 million of the term loan outstanding under the 2012 Senior Credit Facility. We currently estimate that we will make approximately $58.0 million in debt interest payments and $20.0 million in capital expenditures during the twelve months immediately following September 30, 2013.

Although our cash flows from operations are subject to a number of risks and uncertainties, we anticipate that our cash on hand, future cash expected to be generated from operations, and future borrowing availability under the revolving credit facility under our 2012 Senior Credit Facility (or any such other credit facility as may be in place at the appropriate time) will be sufficient to fund these debt service obligations and estimated capital expenditures.  We also presently believe that our future cash expected to be generated from operations and borrowing availability under our 2012 Senior Credit Facility (or any such other credit facility) will be sufficient to fund our future capital expenditures and long-term debt service obligations for the foreseeable future. As a result of the completion of the offering of Additional Notes and the use of net proceeds therefrom to repay a portion of the term loan outstanding under the Senior Credit Facility, Gray expects to continue to have the ability to incur significant additional indebtedness, including at least $541.0 million of additional senior secured indebtedness, which includes $40.0 million under its existing revolving credit facility.

Tabular Disclosure of Contractual Obligations

        There have been no material changes to our contractual obligations from those disclosed in the table entitled "Tabular Disclosure of Contractual Obligations as of December 31, 2012" included in our Annual Report on Form 10-K for the year ended December 31, 2012 except that, as a result of the issuance of the Additional Notes and the use of proceeds therefrom, the Company's long-term debt obligation disclosed as payable in 2016-2017 has become payable in the period "2018 and thereafter."

Capital Expenditures

Capital expenditures in the 2013 and 2012 nine-month periods were $18.4 million and $17.7 million, respectively. We anticipate that our capital expenditures for the remainder of 2013 will range between approximately $4.6 million and $5.6 million.

Other

We file a consolidated federal income tax return and such state or local tax returns as are required. Although we may earn taxable operating income in future years, as of September 30, 2013, we anticipate that through the use of our available loss carryforwards we will not pay significant amounts of federal or state income taxes in the next several years.

We do not believe that inflation has had a significant impact on our results of operations nor is inflation expected to have a significant effect upon our business in the near future.

During the nine-month period ended September 30, 2013, we contributed $3.7 million to our pension plans. During the remainder of the year ending December 31, 2013, we expect to contribute an additional $1.7 million to $4.3 million to our pension plans.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

We believe that the market risk of our financial instruments as of September 30, 2013 has not materially changed since December 31, 2012. The market risk profile on December 31, 2012 is disclosed in our 2012 Form 10-K.

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

There were no changes in our internal control over financial reporting during the three-month period ended September 30, 2013 identified in connection with this evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits

4.1

Supplemental Indenture, dated as of October 18, 2013, by and among Gray Television, Inc., the guarantors signatory thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed with the SEC on October 21, 2013).

4.2

Registration Rights Agreement, dated as of October 18, 2013, by and among Gray Television, Inc., the guarantors party thereto, Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Inc. and RBC Capital Markets, LLC (incorporated by reference to Exhibit 4.2 to our current report on Form 8-K filed with the SEC on October 21, 2013).

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

GRAY TELEVISION, INC. (Registrant)

Date: November 7, 2013	By:	/s/ James C. Ryan
James C. Ryan,
Senior Vice President and Chief Financial Officer