Form 10-K
period 2013-12-31
GRAY TELEVISION INC
filed 2014-03-11
CIK 43196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2013 or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.

Commission File Number 1-13796

GRAY TELEVISION, INC.

(Exact Name of Registrant as Specified in its Charter)

Georgia (State or Other Jurisdiction of Incorporation or Organization)	58-0285030 (I.R.S. Employer Identification No.)

4370 Peachtree Road, NE Atlanta, GA (Address of Principal Executive Offices)	30319 (Zip Code)

Registrant’s telephone number, including area code: (404) 504-9828

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock (no par value) Common Stock (no par value)	New York Stock Exchange New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐ No ☒

The aggregate market value of the voting stock (based upon the closing sales prices quoted on the New York Stock Exchange) held by non-affiliates of the registrant (solely for purposes of this calculation, all directors, executive officers and 10% or greater stockholders of the registrant are considered to be “affiliates”) as of June 28, 2013: Class A Common Stock and Common Stock; no par value –$362,715,733.

The number of shares outstanding of the registrant’s classes of common stock as of February 25, 2014: Class A Common Stock; no par value –5,947,433 shares; Common Stock, no par value –52,532,690 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the annual meeting of stockholders, to be filed within 120 days of the registrant’s fiscal year end, pursuant to Regulation 14A are incorporated by reference into Part III hereof.

 Gray Television Inc.

i

PART 1

Item 1. Business.

In this annual report on Form 10-K (the “Annual Report”), unless otherwise indicated or the context otherwise requires, the words “Gray,” the “Company,” “we,” “us,” and “our” refer to Gray Television, Inc. and its consolidated subsidiaries, as well as Excalibur Broadcasting, LLC (and its consolidated subsidiaries, “Excalibur”), a variable interest entity (that Gray is required to consolidate under generally accepted accounting principles). For more information on this variable interest entity, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The discussion herein of the television (or “TV”) stations that we own and operate does not include our interest in the television and radio stations owned by Sarkes Tarzian, Inc.

Our common stock and our Class A common stock have been listed and traded on The New York Stock Exchange (the “NYSE”) under the symbols “GTN” and “GTN.A” since 1996 and 1995, respectively.

Unless otherwise indicated, all station rank, in-market share and television household data herein are derived from reports prepared by Nielsen Media Research Company (“Nielsen”), a national audience measuring service. While we believe this data to be accurate and reliable, we have not independently verified such data.

General

We are a television broadcast company headquartered in Atlanta, Georgia, that owns and operates television stations and digital properties in markets throughout the United States. As of February 1, 2014, we owned and/or operated television stations in 34 television markets broadcasting a total of 110 programming streams, including 24 affiliates of the CBS Network (“CBS”), 14 affiliates of the NBC Network (“NBC”), nine affiliates of the ABC Network (“ABC”) and five affiliates of the FOX Network (“FOX”). We have pending acquisitions of television stations broadcasting a total of 26 programming streams in six additional markets and three of our existing markets in the United States.

Within a market, we broadcast secondary digital channels that are in addition to our primary broadcast channels. Our secondary broadcast channels are generally affiliated with networks different from those affiliated with our primary broadcast channels, and are operated by us to make better use of our broadcast spectrum by providing supplemental and/or alternative programming to our primary channels. Certain of our secondary channels are affiliated with more than one network simultaneously. In addition to affiliations with ABC, CBS and FOX, our secondary channels are affiliated with the following networks: the CW Network or the CW Plus Network (collectively, “CW”), MyNetworkTV (“MyNet.”), the MeTV Network (“MeTV”), This TV Network (“This TV”), Antenna TV (“Ant.”), Live Well Network (“LW”) and Telemundo (“Tel.”). We also broadcast nine local news/weather channels in certain of our existing markets. Our combined TV station group reaches approximately 6.4% of total United States households. Following completion of our announced and pending transactions (described below), we expect to reach approximately 7.3% of total United States households.

Refer to our Markets and Stations table later in this Item 1 and to Note 2 “Acquisitions” of our audited consolidated financial statements as of and for the year ended December 31, 2013 for more information.

Our operating revenues are derived primarily from broadcast and internet advertising, retransmission consent fees and, to a lesser extent, from other sources such as production of commercials, tower rentals, and management fees. For the years ended December 31, 2013 and 2012, we generated revenue of $346.3 million and $404.8 million, respectively.

Television Industry Background

The Federal Communications Commission (the “FCC”) grants broadcast licenses to television stations. There have been and are only a limited number of channels available for broadcasting in any one geographic area.

Television station revenue is derived primarily from local, regional and national advertising. Television station revenue is derived to a much lesser extent from retransmission consent fees; studio and tower space rental fees; and commercial production activities. “Advertising” refers primarily to advertisements broadcast by television stations, but it also includes advertisements placed on a television station’s website and sponsorships of television programming and off-line content (such as email messages, mobile applications, and other electronic content distributed by stations). Advertising rates are based upon: (i) the size of a station’s market, (ii) a station’s overall ratings, (iii) a program’s popularity among targeted viewers, (iv) the number of advertisers competing for available time, (v) the demographic makeup of the station’s market, (vi) the availability of alternative advertising media in the market, (vii) the presence of effective sales forces and (viii) the development of projects, features and programs that tie advertiser messages to programming and/or digital content on a station’s website or mobile applications. Advertising rates can also be determined in part by a station’s overall ratings and in-market share, as well as the station’s ratings and market share among particular demographic groups that an advertiser may be targeting. Because broadcast stations rely on advertising revenues, they are sensitive to cyclical changes in the economy. The sizes of advertisers’ budgets, which can be affected by broad economic trends, can affect the broadcast industry in general and the revenues of individual broadcast television stations.

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

Strategy

Our success is based on the following strategies for growing our revenues and operating cash flows:

Focus on Strategic Growth and Acquisitions

The television broadcasting industry has been characterized recently by a high level of acquisition activity. We believe that there are a number of television stations, and a few station groups, that have similar operating profiles and characteristics, and that share the same commitment to local news coverage, to the communities in which they operate and to creating high quality, locally-driven content, as we do. We intend to selectively pursue opportunities for the acquisition of television stations or station groups, primarily in markets below the Top 50 generally recognized television markets, that fit our strategic and operational objectives, and where we believe that we can improve revenue, efficiencies and cash flow through active management and cost controls. As we consider potential acquisitions, we primarily evaluate potential station audience and revenue shares and the extent to which the target would positively impact our existing station operations.

In furtherance of this, during 2013 we entered into a number of strategic transactions, including:

●

the October 2013 transactions with News-Press Gazette Company and Excalibur, pursuant to which we acquired the non-license assets for $9.0 million, and Excalibur acquired the license assets for $3.0 million, of KJCT(TV) and associated low power stations (collectively, “KJCT-TV”) in the Grand Junction, Colorado, market. In connection therewith, we entered into a shared services agreement, pursuant to which we provide certain services, including back-office, engineering and sales support, and a lease agreement, pursuant to which we provide studio and office space, to Excalibur. We have also entered into a put and call option agreement with Excalibur, pursuant to which we have the right to purchase, and Excalibur has the right to require us to purchase, the license assets of KJCT-TV upon receipt of FCC approval. In connection with the consummation of Excalibur’s acquisition of KJCT-TV’s license assets, Excalibur incurred approximately $3.0 million of debt, which we have guaranteed;

●

the October 2013 acquisition of 99% of the outstanding equity interests of Yellowstone Television, LLC (“Yellowstone”), the owner of four television stations in the Laredo, Texas, Cheyenne, Wyoming – Scottsbluff, Nebraska and Casper, Wyoming markets, for $23.0 million;

●

the series of transactions announced in November 2013 pursuant to which we will acquire ownership or operating rights to 12 network-affiliated television stations, excluding satellite stations, in six markets (after giving effect to stations required to be divested) from Hoak Media LLC (“Hoak”). In connection therewith, Excalibur has agreed to acquire three stations in three markets (after giving effect to stations required to be divested) currently owned and/or operated by Hoak. The aggregate purchase price to complete these acquisitions is $335.0 million, subject to a working capital adjustment of up to $10.0 million. In order to comply with regulatory requirements, Gray and Excalibur have entered into agreements to sell certain of the to be acquired television stations, in the Panama City and Grand Junction markets, to third parties for an aggregate purchase price of $37.5 million plus a working capital adjustment;

●

the entry into an agreement to acquire WQCW(TV), Portsmouth, Ohio and WOCW-LP, Charleston, West Virginia (collectively, “WQCW-TV”) for $5.0 million. In February 2014, we began a local marketing agreement with respect to WQCW-TV; and

●	an agreement entered into in December 2013 to acquire KEVN-TV, a television station serving Rapid City, South Dakota (and its satellite station, KIVV-TV), for $7.8 million.

Upon receipt of FCC approval in December 2013, we converted our 99% non-voting interest in Yellowstone into a 99% voting interest. The other announced acquisitions remain pending subject to FCC or other regulatory approval. We currently anticipate that the remaining pending acquisitions identified above will be completed in the first half of 2014, although no assurances of the receipt of FCC approvals or the timing thereof, can be provided.

Refer to our Markets and Stations table later in this Item 1 and Note 2 “Acquisitions” of our audited consolidated financial statements as of and for the year ended December 31, 2013 for more information.

Maintain and Grow our Market Leadership Position

As of February 1, 2014, we have the #1 ranking in overall audience in 23 of the 34 markets in which we own stations and we have the #1 ranking in local news audience in 22 of our markets. In addition, we have the #1 and #2 ranking in both overall audience and news audience in 31 of those 34 markets. Upon completion of all pending transactions, we anticipate that we will have the #1 ranking in overall audience in 27 of the 40 markets in which we will own and/or operate stations, and the #1 or #2 ranking in overall audience in 37 of those 40 markets.

We believe there are significant advantages in operating the #1 or #2 television broadcasting stations in a local market. Strong audience and market share allows us to enhance our advertising revenue through price discipline and leadership. We believe a top-rated news platform is critical to capturing incremental sponsorship and political advertising revenue. Our high-quality station group allows us to generate high operating margins, which allows us additional opportunities to reinvest in our business to further strengthen our network and news ratings. Furthermore, we believe operating the top ranked stations in our various markets allows us to attract and retain top talent.

We also believe that our leadership position in the markets in which we operate gives us additional leverage to negotiate retransmission contracts with cable system operators, telephone video distributors, direct broadcast satellite (“DBS”) operators, and other multichannel video programming distributors (collectively, “MVPDs”). We also believe our local leadership positions help us in negotiating our network affiliation agreements.

We intend to maintain our market leadership position through continued prudent investment in our news and syndicated programs, as well as continued technological advances and program improvements. We continue to convert our local studios in select markets to be able to provide high definition digital broadcasting (“HD”) to further enhance the visual quality of our local programs, which we believe will drive incremental viewership, and we expect to continue to invest in technological upgrades over the next few years.

Pursue New Media Opportunities

We currently operate web, mobile and desktop applications in all of our markets. We have focused on expanding relevant local content, such as news, weather and sports, on our websites to drive increased traffic to our sites. We have experienced strong growth in internet traffic in the past; for example, page views have grown at approximately a 40.7% compound annual growth rate from 2003 to 2013. We anticipate continued growth in the future, which we believe will result in increased internet revenue.

Our aggregate internet revenue is derived from two sources. The first is advertising or sponsorship opportunities directly on our websites or mobile applications, referred to as “direct internet revenue.” The other source is television advertising time purchased by our clients to directly promote their involvement in our websites or mobile applications, referred to as “internet-related commercial time sales.”

Monetize Digital Spectrum

We currently broadcast 58 secondary channels. We created our secondary channels to better utilize our excess broadcast spectrum. Our secondary channels are affiliated with networks different from those affiliated with our primary channels and are operated by us to make better use of our broadcast spectrum by providing supplemental and/or alternative programming to our primary channels. Certain of our secondary channels are affiliated with more than one network simultaneously.

Our strategy includes expanding upon our digital offerings, and we evaluate potential opportunities from time to time either on our own and/or in partnership with other companies, as such opportunities present themselves. We also evaluate opportunities to use spectrum for future delivery of television broadcasts to handheld and other mobile devices.

Prudent Cost Management

Historically, we have closely managed our costs to maintain and improve our margins. We believe that our market leadership position also gives us additional negotiating leverage to enable us to lower our syndicated programming costs. We have increased the efficiency of our stations by automating video production and back office processes. We believe that we will be able to further benefit from our cost and operational efficiencies as we continue to grow our company.

Cyclicality, Seasonality and Revenue Concentrations

Because broadcast stations like ours rely on advertising revenue, they are sensitive to cyclical changes in the economy. As a result, our non-political advertising revenue was significantly negatively affected during the economic recession in 2007 to 2009, but it has improved along with the general economic environment since 2010. Our political advertising revenue was not as significantly affected by the recession as our non-political advertising revenue.

Broadcast advertising revenue is generally highest in the second and fourth quarters each year. This seasonality results partly from increases in consumer advertising in the spring and retail advertising in the period leading up to and including the Christmas holiday season. Broadcast advertising revenue is also typically higher in even-numbered years due to spending by political candidates, political parties and special interest groups during the “on year” of the two-year political advertising cycle. This political advertising spending typically is heaviest during the fourth quarter.

We consider broadcast advertising revenue to be revenue earned from the sale of advertisements broadcast by our stations. Although no single customer represented more than 5% of our broadcast advertising revenue for the years ended December 31, 2013, 2012 and 2011, we derived a material portion of our non-political broadcast advertising revenue from advertisers in a limited number of industries, particularly the automotive industry. For the years ended December 31, 2013, 2012 and 2011, we derived approximately 25%, 18% and 21%, respectively, of our total broadcast advertising revenue from our customers in the automotive industry. Revenue from this industry represented a higher percentage of total revenue in odd-numbered years due to, among other things, the increased availability of advertising time, as a result of such years being the “off year” of the two year political advertising cycle. Our results of operations and financial condition could be materially adversely affected if broadcast advertising revenue from the automotive, or certain other industries, such as the medical, restaurant, communications, furniture and appliance industries declines.

Markets and Stations

Gray operates in DMAs ranked between 61 and 208 and seeks to focus its operations on university towns and state capitals. Our markets include 18 university towns, representing enrollment of approximately 500,000 students, and nine state capitals. We believe university towns and state capitals provide significant advantages as they generally offer more favorable advertising demographics, more stable economics and a stronger affinity between local stations and university sports teams.

We have strong, market leading positions in our markets. We believe a key driver for our strong market position is the strength of our local news and information programs. We believe that our market position and our strong local revenue streams have enabled us to maintain more stable revenues in recent challenging economic conditions compared to many of our peers.

We are diversified across our markets and network affiliations. Our largest market by company revenue is Charleston/Huntington, WV, which contributed approximately 7% of our revenue for each of the years ended December 31, 2013 and 2012. Our top 10 markets by Company revenue contributed 50% of our revenue for each of the years ended December 31, 2013 and 2012. For the years ended December 31, 2013 and 2012, our CBS-affiliated channels accounted for 45% and 42%, respectively, of our revenue, our NBC-affiliated channels accounted for 35% and 39%, respectively, of our revenue, our ABC-affiliated channels accounted for 14% and 15%, respectively, of our revenue and our FOX-affiliated channels accounted for approximately 2% of our revenue.

The majority of our stations broadcast primary channels that are affiliated with major networks. In addition to the primary channels, the majority of our stations also broadcast secondary digital channels that are affiliated with various networks. The terms of our affiliations with these networks are governed by network affiliation agreements. Each network affiliation agreement provides the affiliated station with the right to broadcast all programs transmitted by the affiliated network. Our network affiliation agreements expire at various dates through December 31, 2018.

The following table provides information about our owned and operated television stations, as well as our pending station acquisitions, as of February 1, 2014.

Stations owned and operated by Gray Television, Inc.:

								Primary Broadcast		Primary Channel
DMA Rank (a)	Designated Market Area ("DMA")	Station Call Letters		Network Affiliations and Program Service Arrangements (b)				License Expiration Date (c)		Station Rank in DMA (d)	News Rank in DMA (e)

61	Knoxville, TN	WVLT		CBS	MyNet.			8/1/2021		2	2
63	Lexington, KY	WKYT		CBS	CW	News		8/1/2013	(g)	1	2
(k)	Hazard, KY	WYMT		CBS				8/1/2013	(g)	1	1
65	Charleston/Huntington, WV	WSAZ		NBC	MyNet.	This TV		10/1/2012	(g)	1	1
67	Wichita/Hutchinson, KS	KAKE		ABC	MeTV			6/1/2014		3	3
67	(Colby, KS)	KLBY	(f)	ABC				6/1/2014
67	(Garden City, KS)	KUPK	(f)	ABC				6/1/2014
74	Omaha, NE	WOWT		NBC	News			6/1/2014		2	2
83	Madison, WI	WMTV		NBC	News	Ant.		12/1/2021		2	2
88	Waco/Temple/Bryan, TX	KWTX		CBS	CW			8/1/2014		1	1
88	(Bryan, TX)	KBTX	(f)	CBS	CW			8/1/2014
89	Colorado Springs/Pueblo, CO	KKTV		CBS	MyNet.			4/1/2014		1	2
96	South Bend/Elkhart, IN	WNDU		NBC	Ant.			8/1/2013	(g)	2	2
99	Greenville/New Bern/Washington, NC	WITN		NBC	MyNet.	MeTV		12/1/2020		1	1
105	Lincoln/Hastings/Kearney, NE	KOLN		CBS				6/1/2014		1	1
105	(Grand Island, NE)	KGIN	(f)	CBS				6/1/2014
105	Lincoln/Hastings/Kearney, NE	KSNB		Me	MyNet.			6/1/2014		6	6
106	Tallahassee, FL/Thomasville, GA	WCTV		CBS	MyNet.	This TV		4/1/2013	(g)	1	1
107	Reno, NV	KOLO		ABC	LW			10/1/2014		2	2
112	Augusta, GA/Aiken, SC	WRDW		CBS	MyNet.	Ant.		4/1/2021		1	1
115	Lansing, MI	WILX		NBC	News			10/1/2021		2	1
128	La Crosse/Eau Claire, WI	WEAU		NBC	News	Ant.		12/1/2021		2	1
134	Topeka, KS	WIBW		CBS	MeTV	MyNet.		6/1/2014		1	1
135	Wausau/Rhinelander, WI	WSAW		CBS	MyNet.	News		12/1/2021		1	2
136	Rockford, IL	WIFR		CBS	Ant.			12/1/2021		1	1
151	Albany, GA	WSWG		CBS	MeTV	MyNet.	CW	4/1/2021		3	4
154	Panama City, FL	WJHG		NBC	CW	News		2/1/2021		1	1
154	Panama City, FL	WECP		CBS	MyNet.			2/1/2021		3	(h)
161	Sherman, TX/Ada, OK	KXII		CBS	MyNet.	FOX		8/1/2014		1	1
161	(Paris, TX)	KXIP	(f)	CBS				8/1/2014
172	Dothan, AL	WTVY		CBS	MeTV	MyNet.	CW	4/1/2013	(g)	1	1
172	Dothan, AL	WRGX		NBC				4/1/2021		4	3
178	Harrisonburg, VA	WHSV		ABC	MeTV	MyNet.		10/1/2012	(g)	1	1
178	Harrisonburg, VA	WSVF		FOX	CBS			10/1/2020		3	2
182	Bowling Green, KY	WBKO		ABC	FOX	CW		8/1/2021		1	1
183	Charlottesville, VA	WCAV		CBS	News			10/1/2012	(g)	2	2
183	Charlottesville, VA	WVAW		ABC				10/1/2012	(g)	3	3
183	Charlottesville, VA	WAHU		FOX	MyNet.	This TV		10/1/2012	(g)	4	4
184	Laredo, TX	KGNS		NBC	CW	Tel.		8/1/2014		1	1
185	Grand Junction/Montrose, CO	KKCO		NBC	MeTV			4/1/2014		1	2
186	Meridian, MS	WTOK		ABC	MyNet.	CW		6/1/2013	(g)	1	1

Stations owned and operated by Gray Television, Inc. (continued):

						Primary Broadcast	Primary Channel
DMA Rank (a)	Designated Market Area ("DMA")	Station Call Letters		Network Affiliations and Program Service Arrangements (b)		License Expiration Date (c)	Station Rank in DMA (d)	News Rank in DMA (e)

194	Parkersburg, WV	WTAP		NBC	News	10/1/2012 (g)	1	1
194	Parkersburg, WV	WIYE		FOX		10/1/2020	2	(h)
194	Parkersburg, WV	WOVA		CBS	MyNet.	10/1/2020	3	2
196	Cheyenne, WY/Scottsbluff, NE	KGWN		CBS	CW	10/1/2014	1	1
196	(Gering, NE)	KSTF	(f)	CBS		6/1/2014
196	Cheyenne, WY/Scottsbluff, NE	KCHY		NBC		10/1/2014	5	3
197	Casper/Riverton, WY	KCWY		NBC		10/1/2014	1	1
208	North Platte, NE	KNPL		CBS	MeTV	6/1/2014	6	3

Stations operated pursuant to a shared services agreement with Excalibur Broadcasting, LLC:

					Primary Broadcast	Primary Channel
DMA Rank (a)	Designated Market Area ("DMA")	Station Call Letters	Network Affiliations and Program Service Arrangements (b)		License Expiration Date (c)	Station Rank in DMA (d)	News Rank in DMA (e)

185	Grand Junction/Montrose, CO	KJCT	ABC	CW	4/1/2014	3	1
185	(Montrose, CO)	KKHD	Tel.		4/1/2014

Stations pending completion of acquisition by Gray Television, Inc. (i):

						Primary Broadcast		Primary Channel
DMA Rank (a)	Designated Market Area ("DMA")	Station Call Letters		Network Affiliations and Program Service Arrangements (b)		License Expiration Date (c)		Station Rank in DMA (d)	News Rank in DMA (e)

65	Charleston/Huntington, WV	WQCW	(j)	CW		10/1/2021		6	(h)
111	Sioux Falls, SD	KSFY		ABC	CW	4/1/2014		2	2
111	(Aberdeen, SD)	KABY	(f)	ABC		4/1/2014
111	(Pierre, SD)	KPRY	(f)	ABC		4/1/2014
116	Fargo/Valley City, ND	KVLY		NBC	ME	4/1/2014		2	2
137	Monroe/El Dorado, LA	KNOE		CBS	CW	6/1/2013	(g)	1	1
145	Minot/Bismarck/Dickinson, ND	KFYR		NBC	ME	4/1/2014		1	1
145	(Minot, ND)	KMOT	(f)	NBC		4/1/2014
145	(Williston, ND)	KUMV	(f)	NBC		4/1/2014
145	(Dickinson, ND)	KQCD	(f)	NBC		4/1/2014
173	Rapid City, SD	KEVN		FOX		4/1/2014		4	2
173	(Lead, SD)	KIVV	(f)	FOX		4/1/2014
179	Alexandria, LA	KALB		NBC	CBS	6/1/2013	(g)	1	1
208	North Platte, NE	KNOP		NBC		6/1/2006	(g)	1	1
208	North Platte, NE	KIIT		FOX		6/1/2014		4	(h)

Stations anticipated to be operated pursuant to a shared services agreement pending completion of acquisition by Excalibur Broadcasting, LLC (i):

						Primary Broadcast		Primary Channel
DMA Rank (a)	Designated Market Area ("DMA")	Station Call Letters		Network Affiliations and Program Service Arrangements (b)		License Expiration Date (c)		Station Rank in DMA (d)	News Rank in DMA (e)

105	Lincoln/Hastings/Kearney, NE	KHAS		NBC	Cozi.	6/1/2006	(g)	4	4
116	Fargo/Valley City, ND	KXJB		CBS		4/1/2014		3	3
137	Monroe/El Dorado, LA	KAQY		ABC		6/1/2013	(g)	4	(h)
145	Minot/Bismarck/Dickinson, ND	KNDX		FOX		4/1/2006	(g)	4	(h)
145	(Minot, ND)	KXND	(f)	FOX		4/1/2006	(g)

(a)	DMA rank for the 2013-2014 television season based on information published by Nielsen.

(b)

Indicates network affiliations. All primary channels and a significant majority of our secondary channels broadcast by the stations are affiliated with a network. We also have independent secondary channels broadcasting local news and/or weather. Such channels are identified as “News.”

(c)	Indicates expiration dates of broadcast licenses.

(d)	Based on Nielsen data for the February, May, July and November 2013 rating periods.

(e)	Based on Nielsen data for the February, May, July and November 2013 rating periods for various news programs.

(f)	This station is a satellite station under FCC rules and simulcasts the programming of our primary channel in its market. This station may offer some locally originated programming, such as local news.

(g)	This station timely filed a license renewal application with the FCC, which remains pending. We anticipate that all pending renewal applications will be granted in due course.

(h)	This station does not currently broadcast local news that is specific to its market.

(i)	Pending acquisitions are subject to regulatory approval.

(j)	As of February 1, 2014, this station is operated by Gray pursuant to a local marketing agreement pending completion of its acquisition by Gray.

(k)	The rankings shown for WYMT are based on data for the trading area (an area not defined as a distinct DMA) for the four most recent reporting periods.

Station Network Affiliations

The “Big Four” major broadcast networks, ABC, NBC, CBS and FOX, dominate broadcast television in terms of the amount of viewership that their original programming attracts. The “Big Three” major broadcast networks of ABC, NBC, and CBS provide their respective network affiliates with a majority of the programming broadcast each day. FOX, CW and MyNetworkTV provide their affiliates with a smaller portion of each day’s programming compared to the Big Three networks. The CW Plus network generally provides programming for the entire broadcast day.

We believe most successful commercial television stations obtain their brand identity from locally produced news programs. Notwithstanding this, however, the affiliation of a station’s channels with one of the Big Four major networks can have a significant impact on the station’s programming, revenues, expenses and operations. A typical network provides an affiliate with network programming in exchange for a substantial majority of the advertising time available for sale during the airing of the network programs. The network then sells this advertising time and retains the revenue. The affiliate sells the remaining advertising time available within the network programming and non-network programming, and the affiliate retains most or all of such revenue from these sales. In seeking to acquire programming to supplement network-supplied programming, which we believe is critical to maximizing affiliate revenue, affiliates compete primarily with other affiliates and independent stations in their markets as well as, in certain cases, various national non-broadcast networks (“cable networks”) that present competitive programming. The Big Four networks charge affiliates cash fees as additional compensation for receiving network programming.

A television station may also acquire programming through barter arrangements. Under a programming barter arrangement, a national program distributor retains a fixed amount of advertising time within the program in exchange for the programming it supplies. The television station may pay a fixed fee for such programming.

We record revenue and expense for trade barter transactions involving the exchange of tangible goods or services with our customers. The revenue is recorded at the time the advertisement is broadcast and the expense is recorded at the time the goods or services are used. The revenue and expense associated with these transactions are based on the fair value of the assets or services received.

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

Competition

Television stations compete for audiences, certain programming (including news) and advertisers. Cable network programming is a significant competitor of broadcast television programming. However, no single cable network regularly attains audience levels of those of any major broadcast network. Cable networks’ advertising share has increased due to the growth in the number of homes that subscribe to a pay-TV service from MVPDs. Despite increases in cable network viewership, over-the-air broadcasting remains the dominant distribution system for mass-market television advertising. Signal coverage and carriage on MVPD systems also materially affect a television station’s competitive position.

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

MVPD systems have significantly altered the competitive landscape for audience in the television industry. Specifically, MVPD systems can increase a broadcasting station’s competition for viewers by bringing into the market both cable networks and distant television station signals not otherwise available to the station’s audience.

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

Programming

Competition for non-network programming involves negotiating with national program distributors, or syndicators, that sell first-run and rerun programming packages. Each station competes against the other broadcast stations in its market for exclusive access to off-network reruns (such as The Andy Griffith Show) and first-run programming (such as Jeopardy). Broadcast stations compete also for exclusive news stories and features. While cable networks generally do not compete with local stations for programming, some national cable networks from time to time have acquired programs that would have been offered to, or otherwise might have been broadcast by, local television stations.

Advertising

Advertising revenues comprise the primary source of revenues for our stations. Our stations compete with other television stations for advertising revenues in their respective markets. Our stations also compete for advertising revenue with other media, such as newspapers, radio stations, magazines, outdoor advertising, transit advertising, yellow page directories, direct mail, internet websites, and local cable and other MVPD systems. In the broadcast industry, advertising revenue competition occurs primarily within individual markets.

Federal Regulation of the Television Broadcast Industry

General

Under the Communications Act of 1934 (the “Communications Act”), television broadcast operations such as ours are subject to the jurisdiction of the FCC. Among other things, the Communications Act empowers the FCC to: (i) issue, revoke and modify broadcasting licenses; (ii) regulate stations’ operations and equipment; and (iii) impose penalties for violations of the Communications Act or FCC regulations. The Communications Act prohibits the assignment of a license or the transfer of control of a licensee without prior FCC approval.

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

The FCC is required by statute to review all of its broadcast ownership rules every four years to determine if such rules remain necessary in the public interest. In 2007, the FCC adopted a Report and Order fulfilling the FCC’s obligation to review its media ownership rules every four years. That Order left most of the FCC’s existing ownership restrictions in place, but made modifications to the newspaper/broadcast cross-ownership restriction. A number of parties appealed the FCC’s order; those appeals were consolidated in the United States Court of Appeals for the Third Circuit (“Third Circuit”). In May 2010, while these appeals were still pending, the FCC began a new comprehensive review of its broadcast ownership rules to determine whether the rules remain necessary in the public interest by releasing a Notice of Inquiry (“NOI”). In July 2011, the Third Circuit vacated and remanded the FCC’s 2007 changes to the newspaper/broadcast cross-ownership rule, but upheld the FCC’s retention of the remainder of its media ownership rules. In December 2011, the FCC issued a Notice of Proposed Rulemaking (the “2011 NPRM”) that addresses issues remanded by the Third Circuit. In addition, the 2011 NPRM requests comments on the FCC’s proposals to leave the local TV ownership rule and local radio ownership rule largely intact; eliminate the radio/television cross-ownership rule; and presumptively permit waivers of the newspaper/broadcast cross-ownership ban in the 20 largest television markets. Finally, the 2011 NPRM requests comments on whether local news service agreements and/or shared services agreements should be considered attributable for purposes of applying the media ownership restrictions. The FCC, in an open ownership proceeding from 2004, previously sought comment on its proposal to make joint sales agreements attributable to the station acting as the broker.

Local TV Ownership Rules

The FCC’s 2007 actions generally reinstated the FCC’s pre-2003 local television ownership rules. Under those rules, one entity may own two commercial television stations in a DMA as long as the Grade B contours of the stations do not overlap or, if they do, no more than one of those stations is ranked among the top four stations in the DMA and eight independently owned, full-power stations will remain in the DMA. Waivers of this rule may be available if at least one of the stations in a proposed combination qualifies, pursuant to specific criteria set forth in the FCC’s rules, as failed, failing, or unbuilt. The 2011 NPRM proposes only minor modifications to the existing rule by eliminating the Grade B contour overlap portion of the existing rule. Additionally, the 2011 NPRM requests comments on whether (i) to adopt a waiver standard that would allow certain television combinations in small markets, even between top-four stations, (ii) to consider multicasting in determining local television ownership limits, and (iii) to limit the ability of station owners to form dual network affiliations through multicasting multiple channels of programming within a single digital channel.

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

National Television Station Ownership Rule

The maximum percentage of U.S. households that a single owner can reach through commonly owned television stations is 39 percent. This limit was specified by Congress in 2004 and is not affected by the December 2007 FCC decision or subsequent appellate action. The FCC applies a 50 percent “discount” for ultra-high frequency (“UHF”) stations. In September 2013, the FCC released a Notice of Proposed Rulemaking (the “2013 NPRM”) seeking comment on its tentative conclusion to eliminate the UHF discount.

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

Management services agreements and other types of shared services arrangements between same-market stations that do not include attributable time brokerage or joint sales components generally are not deemed attributable under the FCC’s current rules and policies. As noted above, however, the FCC previously requested comment on whether joint sales agreements, local news service agreements and/or shared services agreements should be considered attributable for purposes of applying the media ownership rules. In a December 2013 Memorandum Opinion and Order granting a transfer of control application that included shared services arrangements, the Media Bureau cautioned broadcasters that it must consider the economic effects of, and incentives created by, each transaction on a case-by-case basis to determine whether the transaction serves the public interest, as well as complying with the FCC’s rules and prior decisions. The Department of Justice has taken steps under the antitrust laws to block certain transactions involving joint sales or other services agreements. Further, in ex parte comments filed in February 2014, the Department of Justice recommended that the FCC adopt rules that make joint sales agreements attributable under the FCC’s ownership rules.

To our knowledge, no officer, director or five percent shareholder currently holds an attributable interest in another television station, radio station or daily newspaper that is inconsistent with the FCC’s ownership rules and policies or with our ownership of our stations.

Alien Ownership Restrictions

The Communications Act restricts the ability of foreign entities or individuals to own or hold interests in broadcast licenses. The Communications Act bars the following from holding broadcast licenses: foreign governments, representatives of foreign governments, non-citizens, representatives of non-citizens, and corporations or partnerships organized under the laws of a foreign nation. Foreign individuals or entities, collectively, may directly or indirectly own or vote no more than 20 percent of the capital stock of a licensee or 25 percent of the capital stock of a corporation that directly or indirectly controls a licensee. The 20 percent limit on foreign ownership of a licensee may not be waived. In November 2013, the FCC issued a Declaratory Ruling clarifying that it would now consider, on a case-by-case basis, proposals for foreign investment in the parent company of a broadcast licensee in excess of 25 percent. Prior to this ruling, the FCC applied a de facto 25 percent cap on such investments.

We serve as a holding company for our subsidiaries, including subsidiaries which hold station licenses. Therefore we may be restricted from having more than one-fourth of our stock owned or voted directly or indirectly by non-citizens, foreign governments, representatives of non-citizens or foreign governments, or foreign corporations.

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

Over the past several years, the FCC has increased its enforcement efforts regarding broadcast indecency and profanity and the statutory maximum fine for broadcasting indecent material is currently $325,000 per incident. In June 2012, the Supreme Court decided a challenge to the FCC’s indecency enforcement without resolving the scope of the FCC’s ability to regulate broadcast content. In August 2013, the FCC issued a Public Notice seeking comment on whether it should modify its indecency policies. The FCC has not yet issued a decision, and the courts remain free to review the FCC’s current policy or any modifications thereto. The outcomes of these proceedings could affect future FCC policies in this area, and we are unable to predict the outcome of any such judicial proceeding, which could have a material adverse effect on our business.

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

In March 2011, the FCC issued a Notice of Proposed Rulemaking (the “March 2011NPRM”) to consider changes to its rules governing the negotiation of retransmission consent agreements. The FCC concluded that it lacked statutory authority to impose mandatory arbitration or interim carriage obligations in the event of a dispute between broadcasters and pay television operators. The FCC, however, sought comment on whether it should (1) strengthen the existing regulatory provision requiring broadcasters and MVPDs to negotiate retransmission consent agreements in “good faith,” (2) enhance notice obligations to consumers of potential disruptions in service, and/or (3) extend the prohibition on ceasing carriage of a broadcast station’s signal during an audience measurement period to DBS systems. The March 2011NPRM also questioned whether the FCC should eliminate the network non-duplication and syndicated exclusivity rules. The FCC has not yet issued a decision in this proceeding, and we cannot predict the outcome of any FCC regulatory action in this regard.

In addition, certain online video distributors and other over-the-top video distributors (“OVDs”) have begun to stream broadcast programming over the Internet without the consent of the broadcast station. Broadcasters have aggressively pursued injunctions against the companies offering these services in multiple jurisdictions. Currently, the court decisions on point are divided. In January 2014, the U.S. Supreme Court agreed to consider the appeal filed by the four major networks seeking review of whether the service of one such OVD, Aereo, constitutes an unlicensed public performance under copyright law. The broadcasters filed the petition with the Supreme Court after losing their request for an injunction against Aereo in the United States Court of Appeals for the Second Circuit. In 2010, the FCC’s Media Bureau, in a program access proceeding, tentatively concluded that one OVD had not shown that it was an MVPD for purposes of demonstrating eligibility for the program access rules, and in March 2012, the FCC, recognizing that the classification could also have implications under the retransmission consent requirements, issued a public notice seeking comment on, among other things, the proper interpretation of the term “MVPD” under FCC rules. We cannot predict the outcome of the pending litigation or of the FCC’s interpretive proceedings. However, if the courts determine that consent of the broadcast station or copyright owners is not required and if the FCC determines that an OVD is not an MVPD, our business and results of operations could be materially adversely affected.

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

In February 2012, Congress passed and the President signed legislation that, among other things, grants the FCC authority to conduct auctions of certain spectrum currently used by television broadcasters. These auctions would have two parts. First, the FCC would conduct a reverse auction by which a television broadcaster may volunteer, in return for payment, to relinquish its station’s spectrum by surrendering its license; relinquish part of its spectrum and thereafter share spectrum with another station; or modify a UHF channel license to a VHF channel license. Second, the FCC would conduct a forward auction of the relinquished auction to new users. The FCC must complete the reverse auction and the forward auction by September 30, 2022. To accommodate the spectrum reallocation to new users, the FCC may require that television stations that do not participate in the auction modify their transmission facilities. The legislation authorizes the FCC to reimburse stations for reasonable relocation costs up to a total across all stations of $1.75 billion. In addition, the legislation directs the FCC to use “reasonable efforts” to preserve a station’s coverage area and population served, and it prevents the FCC from requiring that a station involuntarily move from the UHF band to the VHF band or from the high VHF band to the low VHF band.

On April 27, 2012, the FCC issued a Report and Order modifying the FCC’s rules to establish a licensing framework to allow two or more broadcast stations to share a 6Mhz channel. On September 28, 2012, the FCC adopted a Notice of Proposed Rulemaking to implement an incentive auction of broadcast television spectrum. Comments on the rulemaking proposals were due on January 25, 2013, and reply comments were due on March 12, 2013. We cannot predict the likelihood, timing or outcome of any Congressional or FCC regulatory action with respect to the implementation of the National Broadband Plan, incentive auctions, or repacking of broadcast television spectrum, nor the impact of any such changes upon our business.

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

Employees

As of December 31, 2013, we had 2,093 full-time employees and 155 part-time employees, of which 44 full-time and 2 part-time employees at one station were represented by a union. We consider our relations with our employees to be good.

Corporate Information

Gray Television, Inc. is a Georgia corporation, incorporated in 1897, initially to publish the Albany Herald in Albany, Georgia. We entered the broadcast industry in 1953. Our executive offices are located at 4370 Peachtree Road, NE, Atlanta, Georgia 30319, and our telephone number at that location is (404) 504-9828. Our website address is http://www.gray.tv. We make the following reports filed or furnished, as applicable, with the Securities and Exchange Commission (the “SEC”) available, free of charge, on our website under the heading “SEC Filings” as soon as practicable after they are filed with, or furnished to, the SEC: our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and amendments to any of the foregoing. The information on our website is not incorporated by reference or part of this or any other report we file with or furnish to the SEC.

We have adopted a Code of Ethics (the “Code”) that applies to all of our directors, executive officers and employees. The Code is available on our website under the heading “Corporate Governance.” If any waivers of the Code are granted, the waivers will be disclosed in an SEC filing on Form 8-K.

Item 1A. Risk Factors.

In addition to the other information contained and referred to in this report, you should consider carefully the following factors when evaluating our business. Any of these risks, or the occurrence of any of the events described in these risk factors, could materially adversely affect our business, financial condition or results of operations. In addition, other risks or uncertainties not presently known to us or that we currently do not deem material could arise, any of which could also materially adversely affect us. This report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in forward-looking statements as a result of certain factors, including the occurrence of one or more of the following risk factors.

We have substantial debt and have the ability to incur significant additional debt. The principal and interest payment obligations on such debt may restrict our future operations and impair our ability to meet our long-term debt obligations.

At December 31, 2013, we had approximately $842.9 million in aggregate principal amount of outstanding indebtedness (excluding intercompany indebtedness). We have the ability to incur significant additional debt, including secured debt, under our senior credit facility (the “2012 Senior Credit Facility”). In addition, the terms of the indenture governing our outstanding 7½% Senior Notes due 2020 (the “2020 Notes”) (as supplemented, the “indenture”) also permit us to incur additional indebtedness, subject to our ability to meet certain borrowing conditions.

Our substantial debt may have important consequences. For instance, it could:

●

require us to dedicate a substantial portion of any cash flow from operations to the payment of interest and principal due under our debt, which would reduce funds available for other business purposes, including capital expenditures and acquisitions;

●	place us at a competitive disadvantage compared to some of our competitors that may have less debt and better access to capital resources;

●	limit our ability to obtain additional financing required to fund acquisitions, working capital and capital expenditures and for other general corporate purposes; and

●	make it more difficult for us to satisfy our financial obligations.

Our ability to service our significant financial obligations depends on our ability to generate significant cash flow. This is partially subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control. We cannot assure you that our business will generate cash flow from operations, that future borrowings will be available to us under the 2012 Senior Credit Facility or any other credit facilities, or that we will be able to complete any necessary financings, in amounts sufficient to enable us to fund our operations or pay our debts and other obligations, or to fund other liquidity needs. If we are not able to generate sufficient cash flow to service our obligations, we may need to refinance or restructure our debt, sell assets, reduce or delay capital investments, or seek to raise additional capital. Additional debt or equity financing may not be available in sufficient amounts, at times or on terms acceptable to us, or at all. Specifically, volatility in the capital markets may also impact our ability to obtain additional financing, or to refinance our existing debt, on terms or at times favorable to us. If we are unable to implement one or more of these alternatives, we may not be able to service our debt or other obligations, which could result in us being in default thereon, in which circumstances our lenders could cease making loans to us, and lenders or other holders of our debt could accelerate and declare due all outstanding obligations due under the respective agreements, which could have a material adverse effect on us.

The agreements governing our various debt obligations impose restrictions on our operations and limit our ability to undertake certain corporate actions.

The agreements governing our various debt obligations, including the indenture and the agreements governing the 2012 Senior Credit Facility, include covenants imposing significant restrictions on our operations. These restrictions may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise. These covenants place restrictions on our ability to, among other things:

●	incur additional debt, subject to certain limitations;

●	declare or pay dividends, redeem stock or make other distributions to stockholders;

●	make investments or acquisitions;

●	create liens or use assets as security in other transactions;

●	issue guarantees;

●	merge or consolidate, or sell, transfer, lease or dispose of substantially all of our assets;

●	amend our articles of incorporation or bylaws;

●	engage in transactions with affiliates; and

●	purchase, sell or transfer certain assets.

 Any of these restrictions and limitations could make it more difficult for us to execute our business strategy.

The indenture and the 2012 Senior Credit Facility also require us to comply with a number of financial ratios and covenants; our failure to do so would result in a default thereunder, which would have a material adverse effect on us.

We are also required to comply with a number of financial covenants under the indenture and the 2012 Senior Credit Facility. Our ability to comply with these requirements may be affected by events affecting our business, but beyond our control, including prevailing general economic, financial and industry conditions. These covenants could have an adverse effect on us by limiting our ability to take advantage of financing, merger and acquisition or other corporate opportunities. The breach of any of these covenants or restrictions could result in a default under the indenture or the 2012 Senior Credit Facility.

Upon a default under any of our debt agreements, the lenders or debt holders thereunder could have the right to declare all amounts outstanding, together with accrued and unpaid interest, to be immediately due and payable, which could, in turn, trigger defaults under other debt obligations and could result in the termination of commitments of the lenders to make further extensions of credit under the 2012 Senior Credit Facility. If we were unable to repay our secured debt to our lenders, or were otherwise in default under any provision governing our outstanding secured debt obligations, our secured lenders could proceed against us and the subsidiary guarantors and against the collateral securing that debt. Any default resulting in an acceleration of outstanding indebtedness, a termination of commitments under our financing arrangements or lenders proceeding against the collateral securing such indebtedness would likely result in a material adverse effect on our business, financial condition and results of operations.

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

Our main source of revenue is the sale of advertising time and space. Our ability to sell advertising time and space depends on, among other things:

●	economic conditions in the areas where our stations are located and in the nation as a whole;

●	the popularity of the programming offered by our television stations;

●	changes in the population demographics in the areas where our stations are located;

●

local and national advertising price fluctuations, which can be affected by the availability of programming, the popularity of programming, and the relative supply of and demand for commercial advertising;

●	our competitors’ activities, including increased competition from other advertising-based mediums, particularly cable networks, MVPDs and the internet;

●	the duration and extent of any network preemption of regularly scheduled programming for any reason;

●	decisions by advertisers to withdraw or delay planned advertising expenditures for any reason;

●	labor disputes or other disruptions at major national advertisers, programming providers or networks; and

●	other factors beyond our control.

Our results are also subject to seasonal and cyclical fluctuations that we expect to continue. Seasonal fluctuations typically result in higher revenue and broadcast operating income in the second and fourth quarters than in the first and third quarters of each year. This seasonality is primarily attributable to (i) advertisers’ increased expenditures in the spring and in anticipation of holiday season spending and (ii) an increase in television viewership during this period. In addition, we typically experience fluctuations in our revenue and broadcast operating income between even and odd numbered years. In years in which there are impending elections for various state and national offices, which primarily occur in even numbered years, political advertising revenue tends to increase, often significantly, and particularly during presidential election years. Also, our NBC network affiliated stations typically experience increased viewership and revenue during coverage of Olympic Games, which also occur in even numbered years. As a result of the seasonality and cyclicality of our revenue and broadcast operating income, and the historically significant increase in our revenue and broadcast operating income during even-numbered years, potential investors are cautioned that it has been, and is expected to remain, difficult to engage in period-over-period comparisons of our revenue and results of operations.

Continued uncertain financial and economic conditions may have an adverse impact on our business, results of operations or financial condition.

Financial and economic conditions continue to be uncertain over the longer term and the continuation or worsening of such conditions could reduce consumer confidence and have an adverse effect on our business, results of operations and/or financial condition. If consumer confidence were to decline, this decline could negatively affect our advertising customers’ businesses and their advertising budgets. In addition, continued volatile economic conditions could have a negative impact on our industry or the industries of our customers who advertise on our stations, resulting in reduced advertising sales. Furthermore, it may be possible that actions taken by any governmental or regulatory body for the purpose of stabilizing the economy or financial markets will not achieve their intended effect. In addition to any negative direct consequences to our business or results of operations arising from these financial and economic developments, some of these actions may adversely affect financial institutions, capital providers, advertisers or other consumers on whom we rely, including for access to future capital or financing arrangements necessary to support our business. Our inability to obtain financing in amounts and at times necessary could make it more difficult or impossible to meet our obligations or otherwise take actions in our best interests.

Our dependence upon a limited number of advertising categories could adversely affect our business.

We consider broadcast advertising revenue to be revenue earned from the sale of advertisements broadcast by our stations. Although no single customer represented more than 5% of our broadcast advertising revenue for the years ended December 31, 2013 or 2012, we derived a material portion of our non-political broadcast advertising revenue from advertisers in a limited number of industries, particularly the automotive industry. For the years ended December 31, 2013 and 2012, we derived approximately 25% and 18%, respectively, of our total broadcast advertising revenue from our advertisers in the automotive industry. Our results of operations and financial condition could be materially adversely affected if broadcast advertising revenue from the automotive, or certain other industries, such as the medical, restaurant, communications, or furniture and appliances, industries, declined.

We consider political broadcast advertising revenue to be revenue earned from the sale to political candidates, political parties and special interest groups of advertisements broadcast by our stations. In even numbered years, we derive a material portion of our broadcast advertising revenue from political broadcast advertisers. For the years ended December 31, 2013 and 2012, we derived approximately 1% and 21%, respectively, of our total revenue from political broadcast advertisers. If political broadcast advertising revenue declined, especially in an even numbered year, our results of operations and financial condition could also be materially adversely affected.

If we are unable to complete the Hoak Acquisition, we could be liable to Hoak for breach of contract, and our stock price could suffer.

On November 20, 2013, the Company entered into a series of transactions pursuant to which Gray and Excalibur will acquire ownership or operating rights to 15 network-affiliated television stations, including satellite stations, in seven markets (after giving effect to stations required to be divested due to regulatory requirements) from Hoak Media LLC and Parker Broadcasting, Inc. (the “Hoak Acquisition”). Consummation of the Hoak Acquisition is subject to various customary closing conditions, including regulatory approval from the FCC. The Hoak Acquisition is expected to close in the first half of 2014, although no assurances can be provided that we will be able to consummate the Hoak Acquisition on the expected timeline, or at all. If the Hoak Acquisition is not completed, we could be liable to Hoak for breach of contract, and the market price of our stock may decline to the extent that the current market price reflects a market assumption that the Hoak Acquisition will be completed. In addition, we have incurred and will incur substantial transaction costs and expenses in connection with the Hoak Acquisition. These costs are primarily associated with the fees of attorneys, accountants and our financial advisors. Further, we have diverted significant management resources in an effort to complete the Hoak Acquisition. If the Hoak Acquisition is not completed, we will have incurred significant costs, including the diversion of management resources, for which we will have received little or no benefit. Additionally, if the Hoak Acquisition is not completed, we may experience negative reactions from the financial markets and our advertisers, stockholders and employees. Each of these factors may also adversely affect the trading price of our stock and our financial results and operations.

If we are unable to finance the Hoak Acquisition, we may not be able to complete the acquisition.

We expect to fund the purchase price to complete the Hoak Acquisition through a combination of cash on hand and funds from one or more external financing sources, which could include senior credit facility financing or proceeds from the issuance of other debt or equity securities. We currently have no commitments from any financing source relating to the financing of the Hoak Acquisition. In the event we are unable to obtain financing on acceptable terms, in a timely manner, or at all, we may not be able to complete the Hoak Acquisition. In such event, Hoak could pursue an action against us to compel us to complete the acquisition or for damages, either of which could materially adversely affect our business, financial condition and results of operations.

In addition, if we fund the Hoak Acquisition through the issuance of new equity securities, these newly issued shares could substantially dilute the ownership interests of outstanding stockholders.

We could incur substantial additional long-term indebtedness in connection with the Hoak Acquisition, which would increase the risks we now face with our current indebtedness.

We may finance the Hoak Acquisition with senior credit facility borrowing or the issuance of other debt. As a result, we may have long-term indebtedness that will be substantially greater than our long-term indebtedness prior to the Hoak Acquisition. This additional indebtedness would increase the related risks we now face with our current indebtedness described above.

We may not realize the expected benefits of the Hoak Acquisition because of integration difficulties and other challenges.

The success of the Hoak Acquisition will depend, in part, on our ability to realize the anticipated synergies and cost savings from integrating Hoak’s business with our existing business. The integration process may be complex, costly and time-consuming. The difficulties of integrating the operation of Hoak’s business could include, among others:

●	failure to implement our business plan for the combined business;

●	unanticipated issues in integrating information, communications and other systems;

●	unanticipated changes in applicable laws and regulations, including FCC rules;

●	the impact on our internal controls and compliance with the regulatory requirements under the Sarbanes-Oxley Act of 2002; and

●	other unanticipated issues, expenses and liabilities.

We may not accomplish the integration of Hoak’s business smoothly, successfully or within the anticipated costs or time frame. The diversion of the attention of management from our current operations to the integration effort and any difficulties encountered in combining operations could prevent us from realizing the full benefits anticipated to result from the Hoak Acquisition and could adversely affect our business.

We seek to selectively evaluate growth opportunities through strategic acquisitions, and there are significant risks associated with an acquisition strategy.

We intend to continue to evaluate opportunities for growth through selective acquisitions of television stations or station groups. There can be no assurances that we will be able to identify any suitable acquisition candidates, and we cannot predict whether we will be successful in pursuing or completing any acquisitions, or what the consequences of not completing any acquisitions would be. Consummation of any proposed acquisition at any time may also be subject to various conditions such as compliance with FCC rules and policies. Consummation of acquisitions may also be subject to antitrust regulatory requirements.

An acquisition strategy involves numerous other risks, which may include risks associated with:

●	identifying suitable acquisition candidates and negotiating definitive purchase agreements on satisfactory terms;

●	integrating operations and systems and managing a large and geographically diverse group of stations;

●

obtaining financing to complete acquisitions, which financing may not be available to us at times, in amounts, or at rates acceptable to us, if at all, and potentially the related risks associated with increased debt;

●	diverting our management’s attention from other business concerns;

●	potentially losing key employees at acquired stations; and

●	potential changes in the regulatory approval process that may make it materially more expensive, or materially delay our ability, to consummate any proposed acquisitions.

Our failure to identify acquisition candidates, or to complete or integrate any acquired business, or to obtain the expected benefits therefrom, could materially adversely affect our business, financial condition and results of operations.

We are a holding company with no independent assets or operations and we depend on our subsidiaries for cash.

We are a holding company with no independent assets or operations, other than our investments in our subsidiaries. Because we are a holding company, we are dependent upon the payment of dividends, distributions, loans or advances to us by our subsidiaries to fund our obligations. These payments could be or become subject to dividend or other restrictions under applicable laws in the jurisdictions in which our subsidiaries operate. Payments by our subsidiaries are also contingent upon the subsidiaries’ earnings. If we are unable to obtain sufficient funds from our subsidiaries to fund our obligations, our financial condition and ability to meet our obligations may be adversely affected.

We must purchase television programming in advance of knowing whether a particular show will be popular enough for us to recoup our costs.

One of our most significant costs is for the purchase of television programming. If a particular program is not sufficiently popular among audiences in relation to the cost we pay for such program, we may not be able to sell enough related advertising time for us to recoup the costs we pay to broadcast the program. We also must usually purchase programming several years in advance, and we may have to commit to purchase more than one year’s worth of programming, resulting in the incurrence of significant costs in advance of our receipt of any related revenue. We may also replace programs that are performing poorly before we have recaptured any significant portion of the costs we incurred in obtaining such programming or fully expensed the costs for financial reporting purposes. Any of these factors could reduce our revenues, result in the incurrence of impairment charges or otherwise cause our costs to escalate relative to revenues.

We are highly dependent upon our network affiliations, and we may lose a large amount of television programming if a network (i) terminates its affiliation with us, (ii) significantly changes the economic terms and conditions of any future affiliation agreements with us or (iii) significantly changes the type, quality or quantity of programming provided to us under an affiliation agreement.

Our business depends in large part on the success of our network affiliations. Each of our stations is affiliated with at least one major network pursuant to affiliation agreements. Each affiliation agreement provides the affiliated station with the right to broadcast all programs transmitted by the affiliated network during the term of the related agreement. Our affiliation agreements generally expire at various dates through December 31, 2018.

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

We can give no assurance that any future affiliation agreements will have economic terms or conditions equivalent to or more advantageous to us than our current agreements. If in the future a network or networks imposed more adverse economic terms upon us, such event or events could have a material adverse effect on our business and results of operations.

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

We are also dependent, in significant part, on our retransmission consent agreements. Our current retransmission consent agreements are set to expire at various times through December 2017. No assurances can be provided that we will be able to renegotiate all of such agreements on favorable terms, on a timely basis, or at all. The failure to renegotiate such agreements could have a material adverse effect on our business and results of operations.

Our ability to successfully negotiate future retransmission consent agreements may be hindered by potential legislative or regulatory charges to the framework under which these agreements are negotiated. For example, in March 2011, the FCC issued a Notice of Proposed Rulemaking (the “2011 NPRM”) to consider changes to its rules governing the negotiation of retransmission consent agreements. The FCC concluded that it lacked statutory authority to impose mandatory arbitration or interim carriage obligations in the event of a dispute between broadcasters and pay television operators. The FCC, however, sought comment on whether it should (1) strengthen the existing regulatory provision requiring broadcasters and MVPDs to negotiate retransmission consent in “good faith,” (2) enhance notice obligations to consumers of potential disruptions in service, and/or (3) extend the prohibition on ceasing carriage of a broadcast station’s signal during an audience measurement period to DBS systems. The 2011 NPRM also questioned whether the FCC should eliminate the network non-duplication and syndicated exclusivity rules. The FCC has not yet issued a decision in this proceeding, and we cannot predict the outcome of any FCC regulatory action in this regard.

In addition, certain online video distributors and other OVDs have begun to stream broadcast programming over the Internet without the consent of the broadcast station. In one case relating to that issue, a federal district court issued a preliminary injunction enjoining an OVD from streaming broadcast programming because the court concluded that the OVD was unlikely to demonstrate that it was eligible for the statutory copyright license that provides cable operators with the requisite copyrights to retransmit broadcast programming, and in August 2012, the Second Circuit affirmed the district court’s decision. In another case, a preliminary injunction against an entity providing access to broadcast programming over the Internet was denied. In that case, the federal district court for the Southern District of New York concluded that the operator was likely to prevail in demonstrating that the leasing of antennas and other equipment that enables a consumer to access broadcast programming over the Internet is not a copyright violation. That ruling has been sustained by the Second Circuit and the case has been returned to the district court for trial. In a case against another entity presenting similar facts, the federal district court for the Central District of California, rejecting the rationale of the New York district court, enjoined operations, finding that the transmissions were copyright infringements. That decision has been appealed to the Ninth Circuit. In September 2013, a district court in Washington D.C. reached a similar decision as the California district court in a separate lawsuit against the same OVD, finding that broadcast networks have a protectable copyright that appears to be violated by the internet distribution. That court imposed a nationwide injunction (exempting the Second Circuit) against that OVD. In October 2013, broadcasters in Salt Lake City, Utah, filed suit against the same OVD challenging the legality of the OVD’s service. Also in October 2013, the district court in Massachusetts denied another broadcaster’s request for an injunction against the OVD. On October 11, 2013, the four major networks filed a petition with the U.S. Supreme Court seeking review of the Second Circuit’s decision upholding the denial of their request for an injunction against that OVD. In January 2014, the U.S. Supreme Court agreed to consider this appeal. In 2010, the FCC’s Media

Bureau, in a program access proceeding, tentatively concluded that one OVD had not shown that it was an MVPD for purposes of demonstrating eligibility for the program access rules, and in March 2012, the FCC, recognizing that the classification could also have implications under the retransmission consent requirements, issued a public notice seeking comment on, among other things, the proper interpretation of the term “MVPD” under FCC rules. We cannot predict the outcome of the pending litigation or of the FCC’s interpretive proceedings. However, if the courts determine that consent of the broadcast station or copyright owners is not required and if the FCC determines that an OVD is not an MVPD, our business and results of operations could be materially and adversely affected.

We operate in a highly competitive environment. Competition occurs on multiple levels (for audiences, programming and advertisers) and is based on a variety of factors. If we are not able to successfully compete in all relevant aspects, our revenues will be materially adversely affected.

Television stations compete for audiences, certain programming (including news) and advertisers. Signal coverage and carriage on MVPD systems also materially affect a television station’s competitive position. With respect to audiences, stations compete primarily based on broadcast program popularity. We cannot provide any assurances as to the acceptability by audiences of any of the programs we broadcast. Further, because we compete with other broadcast stations for certain programming, we cannot provide any assurances that we will be able to obtain any desired programming at costs that we believe are reasonable. Cable-network programming combined with increased access to cable and satellite TV, has become a significant competitor for broadcast television programming viewers. Cable networks’ viewership and advertising share have increased due to the growth in MVPD penetration (the percentage of television households that are connected to a MVPD system) and increased investments in programming by cable networks. Further increases in the advertising share of cable networks could materially adversely affect the advertising revenue of our television stations.

In addition, technological innovation and the resulting proliferation of programming alternatives, such as internet websites, mobile apps and wireless carriers, direct-to-consumer video distribution systems, and home entertainment systems have further fractionalized television viewing audiences and resulted in additional challenges to revenue generation.

Our inability or failure to broadcast popular programs, or otherwise maintain viewership for any reason, including as a result of increases in programming alternatives, could result in a lack of advertisers, or a reduction in the amount advertisers are willing to pay us to advertise, which could have a material adverse effect on our business, financial condition and results of operations.

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

Our Board of Directors has not declared a cash or stock dividend on our common stock or Class A common stock since 2008. The timing and amount of any future dividend is at the discretion of our board of directors, and they may be subject to limitations or restrictions in the 2012 Senior Credit Facility and other financing agreements we may be, or become, party to. We can provide no assurance when or if any future dividends will be declared on either class of common stock.

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

We do not have long-term agreements with most of our internet advertisers. Any termination, change or decrease in our relationships with our largest advertising clients could have a material adverse effect on our revenue and profitability. If we do not maintain or increase our advertising revenue, our business, results of operations and financial condition could be materially adversely affected.

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

As of December 31, 2013, the book value of our broadcast licenses was $839.0 million and the book value of our goodwill was $184.4 million, in comparison to total assets of $1.3 billion. Not less than annually, and more frequently if necessary, we are required to evaluate our goodwill and broadcast licenses to determine if the estimated fair value of these intangible assets is less than book value. If the estimated fair value of these intangible assets is less than book value, we will be required to record a non-cash expense to write-down the book value of the intangible asset to the estimated fair value. We cannot make any assurances that any required impairment charges will not have a material adverse effect on our total assets.

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

Over the past several years, the FCC has increased its enforcement efforts regarding broadcast indecency and profanity and the statutory maximum fine for broadcasting indecent material is currently $325,000 per incident. In June 2012, the Supreme Court decided a challenge to the FCC’s indecency enforcement without resolving the scope of the FCC’s ability to regulate broadcast content. The FCC has not yet issued any further decisions concerning its indecency enforcement authority, and the courts remain free to review the FCC’s current policy or any modifications thereto. The outcomes of these proceedings could affect future FCC policies in this area, and we are unable to predict the outcome of any such judicial proceeding, which could have a material adverse effect on our business.

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

Item 4. Mine Safety Disclosures.

Not applicable.

Executive Officers of the Registrant.

Set forth below is certain information with respect to our executive officers as of February 25, 2014:

Hilton H. Howell, Jr., age 51, has been our Chief Executive Officer since August 2008 and has also served as our President since June 2013 and Vice-Chairman since September 2002. Before that, he had been our Executive Vice President since September 2000. He has served as one of our directors since 1993. He is a member of the Executive Committee of our Board. He has served as President and Chief Executive Officer of Atlantic American Corporation, an insurance holding company, since 1995, and as Chairman of that company since February 24, 2009. He has been Executive Vice President and General Counsel of Delta Life Insurance Company and Delta Fire and Casualty Insurance Company since 1991. He has served as Vice Chairman of Bankers Fidelity Life Insurance Company since 1992 and Vice Chairman of Georgia Casualty & Surety Company from 1992 through 2008. He served as Chairman of the Board of Southern Community Newspapers, Inc. (then known as Triple Crown Media) (“SCN”), from December 2005 until December 2009. Mr. Howell also serves as a director of Atlantic American Corporation and its subsidiaries American Southern Insurance Company, American Safety Insurance Company and Bankers Fidelity Life Insurance Company, as well as Delta Life Insurance Company and Delta Fire and Casualty Insurance Company. He is the son-in-law of Mrs. Harriett J. Robinson and the husband of Mrs. Robin R. Howell, both members of our Board of Directors.

James C. Ryan, age 53, has served as our Chief Financial Officer since October 1998 and Senior Vice President since September 2002. Before that, he had been our Vice President since October 1998.

Kevin P. Latek, age 43, has served as our Senior Vice President, Business Affairs, since July 2013. Before that, he had been our Vice President for Law and Development and Secretary since March 2012. In the preceding nearly 15 years, Mr. Latek represented television and radio broadcasters as well as financial institutions in FCC regulatory and transactional matters with the law firm of Dow Lohnes, PLLC, in Washington, DC. Mr. Latek received a B.S.B.A. from Georgetown University School of Business Administration (summa cum laude) in 1992 and a Juris Doctor from the University of Virginia School of Law in 1996. He is a member of the CBS Affiliates Board, the American Bar Association and the Federal Communications Bar Association.

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

	Common Stock		Class A Common Stock
	High	Low	High	Low

2013:
First Quarter	$4.98	$2.25	$4.52	$1.82
Second Quarter	7.49	4.37	7.45	4.06
Third Quarter	9.46	6.01	9.06	6.04
Fourth Quarter	15.17	6.88	13.09	6.14

2012:
First Quarter	$2.39	$1.54	$2.03	$1.33
Second Quarter	1.99	1.34	1.99	1.14
Third Quarter	2.34	1.45	2.00	1.29
Fourth Quarter	2.50	1.70	2.35	1.54

As of February 12, 2014, we had 52,532,690 outstanding shares of common stock held by approximately 5,369 stockholders and 5,947,433 outstanding shares of Class A common stock held by approximately 395 stockholders. The number of stockholders consists of stockholders of record and individual participants in security position listings as furnished to us pursuant to Rule 17Ad-8 under the Securities Exchange Act of 1934 (the “Exchange Act”).

Our articles of incorporation provide that each share of common stock is entitled to one vote, and each share of Class A common stock is entitled to 10 votes, on each matter submitted to a vote of stockholders. Our articles of incorporation require that our common stock and our Class A common stock receive dividends on a pari passu basis.

We have not paid dividends on either class of our common stock since October 15, 2008. The 2012 Senior Credit Facility contains covenants that restrict our ability to pay cash dividends on our capital stock.

In addition, the declaration and payment of any dividends on our common stock or Class A common stock are subject to the discretion of our Board of Directors. Any future payments of dividends will depend on our earnings and financial position and such other factors as our Board of Directors deems relevant. See Note 2 “Long-term Debt” of our audited consolidated financial statements included elsewhere herein for a further discussion of restrictions on our ability to pay dividends.

Stock Performance Graph

The following stock performance graphs and related disclosures do not constitute soliciting material and should not be deemed filed or incorporated by reference into any other filing by us under the Securities Act of 1933 or the Exchange Act, except to the extent we specifically incorporate them by reference therein.

The following graphs compare the cumulative total return of the common stock and the Class A common stock from December 31, 2008 to December 31, 2013, as compared to the stock market total return indexes for (i) The New York Stock Exchange Market Index and (ii) The New York Stock Exchange Industry Index based upon the Television Broadcasting Stations Index.

The graphs assume the investment of $100 in each of our common stock and the Class A common stock, respectively, the New York Stock Exchange Market Index and the NYSE Television Broadcasting Stations Index on December 31, 2008. Any dividends are assumed to have been reinvested as paid.

	As of
Company/Index/Market	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
Gray Television Common Stock	$100	$375	$468	$405	$550	$3,720
NYSE Market Index	$100	$128	$146	$140	$162	$205
TV Broadcasting Stations Index	$100	$151	$188	$204	$281	$467

	As of
Company/Index/Market	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
Gray Television Class A Stock	$100	$259	$305	$233	$300	$2,226
NYSE Market Index	$100	$128	$146	$140	$162	$205
TV Broadcasting Stations Index	$100	$151	$188	$204	$281	$467

Item 6. Selected Financial Data.

Certain selected historical consolidated financial data is set forth below. This information with respect to the years ended December 31, 2013, 2012 and 2011, and as of December 31, 2013 and 2012 should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and related notes thereto included elsewhere herein.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except net income (loss) per share data)
Statements of Operations Data (1):
Revenue (less agency commissions)	$346,298	$404,831	$307,131	$346,058	$270,374
Operating income	83,880	153,441	75,348	106,960	43,079
Loss from early extinguishment of debt (2)	-	(46,683)	-	(349)	(8,352)
Net income (loss)	18,288	28,129	9,035	23,163	(23,047)
Net income (loss) attributable to common stockholders	18,288	24,034	1,795	8,581	(40,166)
Net income (loss) attributable to common stockholders per common share:
Basic	0.32	0.42	0.03	0.16	(0.83)
Diluted	0.32	0.42	0.03	0.16	(0.83)
Cash dividends declared per common share	-	-	-	-	-

Balance Sheet Data (at end of period):
Total assets	$1,334,424	$1,249,788	$1,233,980	$1,242,293	$1,245,739
Long-term debt (including current portion)	842,874	832,867	832,233	826,704	791,809
Long-term accrued facility fee (3)	-	-	-	-	18,307
Redeemable preferred stock (4)	-	-	24,841	37,181	93,386
Total stockholders’ equity	174,010	143,935	122,953	129,407	93,620

(1)	Our operating results fluctuate significantly between years, in accordance with, among other things, increased political advertising expenditures in even-numbered years.

(2)

In 2012, we recorded a loss on early extinguishment of debt related to: (i) the amendment and restatement of our senior credit facility; and (ii) the redemption of our outstanding 10½% senior secured second lien notes due 2015. In 2010 and 2009, we recorded a loss on early extinguishment of debt related to amendments to our then-outstanding senior credit facility (the “2007 Senior Credit Facility”).

(3)

On March 31, 2009, in connection with an amendment to the 2007 Senior Credit Facility, we began to incur an annual facility fee thereunder equal to 3% of the outstanding balance under that credit facility. Effective on April 29, 2010, the accrued facility fee was reduced to 0.75%. Effective April 21, 2011, the facility fee was reduced to 0%. In 2009, we deferred payment of the facility fee as permitted under the 2007 Senior Credit Facility. In 2010, we paid the accumulated deferred facility fee in full and from that time and until April 21, 2011, we paid the facility fee as incurred.

(4)

In 2010, we repurchased approximately $60.7 million in face amount of Series D Perpetual Preferred Stock, and paid $14.9 million in accrued dividends thereon, in exchange for $50.0 million in cash and 8.5 million shares of common stock. In 2011, we repurchased approximately $13.4 million in face amount of Series D Perpetual Preferred Stock, and paid $6.6 million in accrued dividends thereto. In 2012, we repurchased the remaining approximately $25.9 million in face amount of Series D Perpetual Preferred Stock, and paid $16.7 million in accrued dividends related thereto. Prior to the redemption of all the shares of Series D Perpetual Preferred Stock, $8.4 million of original issue discount, transaction fees and expenses were being accreted over a seven-year period ending June 30, 2015.

Amounts exclude unamortized original issuance costs, including original issue discount and accrued and unpaid dividends. Such costs and dividends aggregated $14.8 million, $16.2 million and $25.5 million as of December 31, 2011, 2010 and 2009, respectively.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Overview

Introduction

The following discussion and analysis of the financial condition and results of operations of Gray Television, Inc. and its consoldiated subsidiaries (except as the context othewise provides, “Gray,” the “Company,” “we,” “us” or “our”) should be read in conjunction with our audited consolidated financial statements and notes thereto included elsewhere herein. Gray’s consolidated financial condition and results of operations includes the accounts of Excalibur Broadcasting, LLC (collectively with its subsidiaries, “Excalibur”), a variable interest entity that Gray is required to consolidate under generally accepted accounting principles. Included in Gray’s results of operations for the year ended December 31, 2013 is net revenue of $0.4 million of Excalibur. For additional information about Excalibur, including the assets and liabilities thereof included in Gray’s consolidated balance sheet as of December 31, 2013, see Note 1 “Description of Business and Summary of Significant Accounting Policies” in the accompanying notes to our audited consolidated financial statements.

Overview

We are a television broadcast company headquartered in Atlanta, Georgia, that owns and operates television stations and digital properties in markets throughout the United States. As of February 1, 2014, we owned and/or operated television stations in 34 television markets broadcasting a total of 110 programming streams, including 24 affiliates of the CBS Network (“CBS”), 14 affiliates of the NBC Network (“NBC”), nine affiliates of the ABC Network (“ABC”) and five affiliates of the FOX Network (“FOX”). We have pending acquisitions of television stations broadcasting a total of 26 programming streams in six additional markets and three of our existing markets in the United States.

Within a market, we broadcast secondary digital channels that are in addition to our primary broadcast channels. Our secondary broadcast channels are generally affiliated with networks different from those affiliated with our primary broadcast channels, and are operated by us to make better use of our broadcast spectrum by providing supplemental and/or alternative programming to our primary channels. Certain of our secondary channels are affiliated with more than one network simultaneously. In addition to affiliations with ABC, CBS and FOX, our secondary channels are affiliated with the following networks: the CW Network or the CW Plus Network (collectively, “CW”), MyNetworkTV (“MyNet.”), the MeTV Network (“MeTV”), This TV Network (“This TV”), Antenna TV (“Ant.”), Live Well Network (“LW”) and Telemudo (“Tel.”). We also broadcast nine local news/weather channels in certain of our existing markets. Our combined TV station group reaches approximately 6.4% of total United States households. Following completion of our announced and pending transactions (described below), we expect to reach approximately 7.3% of total United States households.

Refer to our Markets and Stations table in Item 1 and to Note 2 “Acquisitions” of our audited consolidated financial statements as of and for the year ended December 31, 2013 for more information.

As of February 1, 2014, we have the #1 ranking in overall audience in 23 of the 34 markets in which we own stations and we have the #1 ranking in local news audience in 22 of our markets. In addition, we have the #1 and #2 ranking in both overall audience and news audience in 31 of those 34 markets. Upon completion of all pending transactions, we anticipate that we will have the #1 ranking in overall audience in 27 of the 40 markets in which we will own and/or operate stations, and the #1 or #2 ranking in overall audience in 37 of those 40 markets.

Our operating revenues are derived primarily from broadcast and internet advertising and retransmission consent fees and, to a lesser extent, from other sources such as production of commercials, tower rentals and management fees.

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

We also sell internet advertising on our stations’ websites. These advertisements may be sold as banner advertisements, pre-roll advertisements or video and other types of advertisements or sponsorships.

Most advertising contracts are short-term, and generally run only for a few weeks. Approximately 60% of the net revenues of our television stations for the year ended December 31, 2013 were generated from local advertising (including political advertising revenues), which is sold primarily by a station’s sales staff directly to local accounts, and the remainder was represented primarily by national advertising, which is sold by a station’s national advertising sales representative. The stations generally pay commissions to advertising agencies on local, regional and national advertising and the stations also pay commissions to the national sales representative on national advertising, including certain political advertising.

Broadcast advertising revenue is generally highest in the second and fourth quarters each year. This seasonality results partly from increases in advertising in the spring and in the period leading up to and including the holiday season. Broadcast advertising revenue is also generally higher in even-numbered years, due to spending by political candidates, political parties and special interest groups during the “on year” of the two-year political advertising cycle. This political spending typically is heaviest during the fourth quarter of such years.

Our primary broadcasting operating expenses are employee compensation, related benefits and programming costs. In addition, the broadcasting operations incur overhead expenses, such as maintenance, supplies, insurance, rent and utilities. A large portion of the operating expenses of our broadcasting operations is fixed.

Although our total revenue for 2013 decreased from 2012, this decrease was expected due primarily to a substantial decrease in the number of national, state and local elections in the “off year” of the two-year political advertising cycle and therefore political advertising revenue. Our retransmission consent revenue increased in 2013 compared to 2012 due to improved terms of our retransmission consent contracts. Our 2013 local and internet advertising revenue increased over 2012 amounts due primarily to an improvement in the economy in 2013 as compared to 2012. Our local and national advertising revenue also benefited from an improving economy, as well as increased advertising revenue earned during the Super Bowl. However, local and national advertising revenue did not have the benefit of any Olympic Games in 2013, as compared to 2012. In addition, in 2013 we recorded certain incentive consulting revenue under a consulting agreement that expired on December 31, 2012 as a result of our receipt in 2013 of the final incentive compensation under that agreement.

Automotive advertisers have traditionally accounted for a significant portion of our revenue. For the years ended December 31, 2013 and 2012, we derived approximately 25% and 18%, respectively, of our total broadcast advertising revenue from customers in the automotive industry. Such amounts represented a higher percentage of total revenue in odd-numbered years due to, among other things, the increased availability of advertising time and lower overall revenue, as a result of such years being the “off year” of the two year political advertising cycle.

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

We continue to monitor our operating expenses and reduce them where possible. Our total operating expenses for the years ended December 31, 2013 increased over 2012 amounts primarily due to increases in salaries, transaction expenses, non-cash compensation, severance, healthcare expense, pension expense and payroll taxes offset, in part, by a decrease in third party sales representation expenses resulting from decreased political advertising revenue.

During the year ended December 31, 2013, we completed the offer and sale of an additional $375.0 million aggregate principal amount of our 7 ½% Senior Notes due 2020, and used those proceeds to repay a portion of the principal outstanding under the 2012 Senior Credit Facility.

Please see our “Results of Operations” and “Liquidity and Capital Resources” sections below for further discussion of our operating results and refinancing activities.

Revenue Highlights

Set forth below are the principal types of revenue, less agency commissions, earned by us for the periods indicated and the percentage contribution of each to our total revenue (dollars in thousands):

	Year Ended December 31,
	2013		2012		2011
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Revenue:
Local	$203,061	58.6%	$191,330	47.3%	$187,029	60.9%
National	58,298	16.8%	56,779	14.0%	56,335	18.3%
Internet	25,427	7.3%	25,000	6.2%	20,081	6.5%
Political	4,598	1.3%	85,973	21.2%	13,491	4.4%
Retransmission consent	39,750	11.5%	33,774	8.3%	20,227	6.6%
Other	8,021	2.3%	9,530	2.4%	7,768	2.5%
Consulting	7,143	2.2%	2,445	0.6%	2,200	0.8%
Total	$346,298	100.0%	$404,831	100.0%	$307,131	100.0%

Risk Factors

The broadcast television industry is reliant primarily on advertising revenue and faces significant competition. For a discussion of certain other presently known, significant factors that may affect our business, see “Item 1A. Risk Factors” included elsewhere in this Annual Report.

Results of Operations

Year Ended December 31, 2013 (“2013”) Compared to Year Ended December 31, 2012 (“2012”)

Revenue

Total revenue decreased $58.5 million, or 14%, to $346.3 million for 2013 compared to 2012. Local advertising revenue increased approximately $11.7 million, or 6%, to $203.1 million. National advertising revenue increased approximately $1.5 million, or 3%, to $58.3 million. Local and national advertising revenue for 2013 was positively influenced by the broadcast of the 2013 Super Bowl on our 20 CBS channels, earning us approximately $1.1 million, an increase of approximately $0.3 million compared to the broadcast of the 2012 Super Bowl on our 10 NBC channels that earned us approximately $0.8 million. Local and national advertising revenue in 2012 included benefits from advertising during the Olympic Games that did not occur in 2013. Our local and national advertising revenue benefited significantly from increased sales to our customers in the automotive and legal industries. Retransmission consent revenue increased $6.0 million, or 18%, to $39.8 million in 2013 compared to 2012 primarily due to increased rates. Political advertising revenue decreased $81.4 million, or 95%, to $4.6 million, reflecting decreased advertising from political candidates and special interest groups during the “off year” of the two-year political advertising cycle. Other revenue decreased $1.5 million, or 16%, to $8.0 million in 2013 compared to 2012 due primarily to the receipt of certain copyright royalty payments in 2012.

During 2013 we recognized a one-time payment of $7.1 million as incentive consulting revenue associated with a now-expired consulting agreement for services rendered prior to the expiration thereof. We do not expect to recognize any further revenue from this agreement.

In 2013, our five largest nonpolitical advertising customer categories on a combined local and national basis, by customer type, demonstrated the following changes in revenue compared to 2012: automotive increased 8%; medical decreased 1%; restaurant decreased less than 1%; communications increased 3%; and furniture and appliances increased 3%.

Broadcast expenses

Broadcast expenses (before depreciation, amortization and loss (gain) on disposal of assets) increased $5.1 million, or 2%, to $217.4 million for 2013 compared to 2012 due primarily to an increase in compensation expense of $5.7 million offset, in part, by a decrease in non-compensation expense of $0.6 million.

Compensation expense increased primarily due to increases in salaries, healthcare expense, pension expense and payroll taxes, offset in part by a decrease in incentive compensation. Salary expense, including related payroll taxes, increased primarily due to routine increases in base compensation. Health care expense increased due to increased claims activity. Pension expense increased primarily due to a decrease in the discount rate used to calculate pension expense. Incentive compensation decreased as our stations’ operating income decreased due primarily to the decrease in political advertising in 2013.

Non-compensation expense decreased primarily due to decreases in national sales commissions, legal expense and repairs and maintenance expense offset, in part, by increased programming costs, software license fees, data circuit fees and bad debt expense. National sales commission expense decreased primarily due to decreased political advertising revenue. We pay a percentage of certain national advertising revenue to third parties as a commission. As this revenue increases or decreases so does our national sales commission expense. Legal fees decreased due to lower levels of litigation at certain of our stations. Programming costs increased primarily due to an increase in affiliation fees charged by certain networks. Consulting fees increased due to increased use of consultants as well as increased market research. Software license fees and data circuit expenses increased primarily due to additional products offered for the internet and mobile devices. Bad debt expense has decreased as the quality of our accounts receivable balance improved.

Corporate and administrative expenses

Corporate and administrative expenses (before depreciation, amortization and loss (gain) on disposal of assets) increased $3.9 million, or 24%, to $19.8 million for 2013 compared to 2012. The increase was due primarily to increases in compensation expense of $2.2 million and non-compensation expense of $1.7 million. Compensation expense increased primarily due to an increase in stock-based compensation expense and severance expense resulting from the resignation of a former employee in 2013. Compensation also increased due to routine increases in salaries and increases in bonuses and incentive compensation. We recorded non-cash stock-based compensation expense during 2013 and 2012 of $2.0 million and $0.9 million, respectively. Non-compensation expense increased primarily due to the incurrence of transaction expenses of approximately $1.0 million in 2013 related to completed and pending acquisitions.

Depreciation

Depreciation of property and equipment totaled $24.1 million and $23.1 million for 2013 and 2012, respectively. Depreciation expense increased in 2013 compared to 2012 due to purchases of property and equipment at our existing stations and additional property and equipment at acquired stations.

(Loss) gain on disposal of assets

Loss on disposal of assets was $0.8 million during 2013 as compared to a gain of $0.0 million during 2012. The increase in the loss was due primarily to the termination of a capital lease and the retirement of a building. We did not have similar events in 2012.

Interest expense

Interest expense decreased $7.0 million, or 12%, to $52.4 million for 2013 compared to 2012. Interest expense decreased due to a decrease in our average interest rate offset, in part, by an increase in our average principal outstanding. In 2012, we issued $300.0 million of our 2020 Notes, amended the 2012 Senior Credit Facility, repurchased all outstanding 10½% Senior Secured Second Lien Notes due 2015 (the “2015 Notes”) and repurchased the outstanding shares of our Series D Perpetual Preferred Stock. In 2013, we issued $375.0 million of additional 2020 Notes and used the proceeds to repay a portion of the 2012 Senior Credit Facility balance. As a result of these transactions, the average interest rates on our total debt balances were 6.0% and 6.7% for 2013 and 2012, respectively. The average principal balance of indebtedness for the duration of each period was $835.7 million and $833.1 million for 2013 and 2012, respectively.

Loss from early extinguishment of debt

In 2012, we amended the 2012 Senior Credit Facility and repurchased our then-outstanding 2015 Notes. As a result, we incurred costs of approximately $48.5 million, including tender offer premiums, bank fees and legal fees. In connection with these transactions, we reported a loss on early extinguishment of debt of $46.7 million for 2012. We did not incur any losses from early extinguishment of debt in 2013.

Income tax expense

Our effective income tax rate increased to 41.8% for 2013 from 40.6% for 2012. Our effective income tax rates differed from the statutory rate due to the following items:

	Year Ended December 31,
	2013	2012
Statutory federal income tax rate	35.0%	35.0%
Current year permanent items	2.1%	1.7%
State and local taxes, net of federal taxes	4.6%	8.9%
Change in valuation allowance	(1.3)%	(3.1)%
Reserve for uncertain tax positions	(0.4)%	(2.1)%
Other items, net	1.8%	0.2%
Effective income tax rate	41.8%	40.6%

Preferred stock dividends

In 2012, we repurchased all then-outstanding shares of our Series D Perpetual Preferred Stock. As a result, preferred stock dividends decreased $4.1 million, or 100%, to $0.0 million in 2013 compared to 2012.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011 (“2011”)

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

Local advertising revenue, excluding political advertising revenue, increased $4.3 million, or 2%, to $191.3 million. National advertising revenue, excluding political advertising revenue, increased $0.4 million, or 1%, to $56.8 million. Internet advertising revenue increased $4.9 million, or 24%, to $25.0 million. Revenue increased due to increased spending by advertisers in a gradually improving economic environment and our broadcast of the 2012 Summer Olympics. During 2012, we earned approximately $4.0 million of revenue from local and national advertisers and $1.1 million of revenue from political advertisers during the broadcast of the 2012 Summer Olympics on our then ten primary NBC stations. There were no Olympic games during 2011. In addition, local and national advertising revenue was positively influenced by the broadcast of the 2012 Super Bowl on our then ten primary NBC channels, earning us approximately $0.8 million, an increase of approximately $0.6 million compared to the broadcast of the 2011 Super Bowl on our then one primary FOX-affiliated channel and then four secondary digital FOX-affiliated channels, which earned us approximately $0.2 million. Our five largest nonpolitical advertising categories on a combined local and national basis by customer type for 2012 demonstrated the following changes in revenue during 2012 compared to 2011: automotive increased 16%; medical increased 7%; restaurant decreased 4%; communications increased 2%; and furniture and appliances increased 8%. While our internet advertising revenue has also benefited from an improved economy, we continue to focus on and invest resources into our internet sales efforts, which have also resulted in increased internet revenue.

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

Broadcast expenses

Broadcast expenses (before depreciation, amortization and gain on disposal of assets) increased $18.1 million, or 9%, to $212.3 million for 2012 compared to 2011 due primarily to increases of $10.4 million and $7.7 million in non-compensation expense and compensation expense, respectively. Non-compensation expense increased primarily due to increases in national sales commissions of $4.8 million and programming costs of $3.5 million. National sales commission expense increased primarily due to increased political advertising revenue. We pay a percentage of certain national advertising revenue to third parties as a commission. As this revenue increases or decreases so does our national sales commission expense. Programming costs increased primarily due to an increase of $5.5 million for affiliation fees charged by certain networks offset in part by a decrease of $2.4 million under our syndicated film contracts. Compensation expense increased primarily due to an increase of $2.4 million in pension expense, an increase of $2.4 million in salary expense, an increase of $1.9 million in incentive compensation expense and an increase of $0.8 million in health care expense. Pension expense increased primarily due to a decrease in the discount rate used to calculate pension expense. Salary expense increased due to routine increases in base compensation. Incentive compensation increased as our stations’ operating income increased. Health care expense increased due to increased claims activity.

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

Loss from early extinguishment of debt

We incurred costs of approximately $48.5 million, including tender offer premiums, bank fees and legal fees in 2011 to amend our 2012 Senior Credit Facility and to repurchase our outstanding 2015 Notes. In connection with these transactions, we reported a loss on early extinguishment of debt of $46.7 million for 2012.

Income tax expense

Our effective income tax rate increased to 40.6% for 2012 from 33.4% for 2011. Our effective income tax rates differed from the statutory rate due to the following items:

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

Liquidity and Capital Resources

General

The following tables present data that we believe is helpful in evaluating our liquidity and capital resources (dollars in thousands):

	Year Ended December 31,
	2013	2012
Net cash provided by operating activities	$60,239	$89,372
Net cash used in investing activities	(60,527)	(23,306)
Net cash provided by (used in) financing activities	2,699	(60,189)
Net increase in cash	$2,411	$5,877

	December 31,
	2013	2012
Cash	$13,478	$11,067
Long-term debt including current portion	$842,874	$832,867
Borrowing availability under our 2012 Senior Credit Facility	$30,000	$40,000

2012 Senior Credit Facility

Gray’s 2012 Senior Credit Facility consists of a $40.0 million revolving credit facility (the “2012 Revolving Credit Facility”) and a term loan facility (the “2012 Term Loan”) having an original commitment amount of $555.0 million. Excluding accrued interest, the amount outstanding under the 2012 Senior Credit Facility as of December 31, 2013 and 2012 was $159.0 million and $535.0 million, respectively, consisting solely of term loan balances. The interest rate on the outstanding balance under the 2012 Senior Credit Facility was 4.8% as of both December 31, 2013 and 2012. Also as of December 31, 2013 and 2012, we had a deferred loan cost balance, net of accumulated amortization, of $3.9 million and $4.6 million, respectively, related to the 2012 Senior Credit Facility.

Borrowings under the 2012 Revolving Credit Facility and the 2012 Term Loan bear interest, at our option, based on the Base Rate (as defined below) or the London Interbank Offered Rate (“LIBOR”), in each case plus an applicable margin based on a first lien leverage ratio test as set forth in the 2012 Senior Credit Facility (the “First Lien Ratio Test”). The applicable margin for Base Rate Loans is 1.00% – 1.50% for the 2012 Revolving Credit Facility and 2.50% - 2.75% for the 2012 Term Loan and the applicable margin for LIBOR loans is 2.00% - 2.50% for the 2012 Revolving Credit Facility and 3.50% - 3.75% for the 2012 Term Loan, each subject to a LIBOR floor of 1.0%. Base Rate is defined as the greatest of (i) the administrative agent’s prime rate, (ii) the overnight federal funds rate plus 0.50% and (iii) one-month LIBOR plus 1.0%. We are required to pay a commitment fee on the average daily unused portion of the 2012 Revolving Credit Facility, which rate may range from 0.375% to 0.50% on an annual basis, based on the First Lien Ratio Test. In addition, the 2012 Term Loan also requires us to make quarterly principal repayments equal to 0.25% of the outstanding principal amount of the 2012 Term Loan, which payments began December 31, 2012. However, due to our having made certain additional principal repayments in 2013 and 2012, we are not required to make a principal payment on the 2012 Senior Credit Facility until the year ending December 31, 2019.

As of December 31, 2013, we had a $10.0 million letter of credit outstanding under the 2012 Revolving Credit Facility, which reduced our borrowing availability thereunder to $30.0 million as of that date.

The 2012 Revolving Credit Facility matures on October 12, 2017 and the 2012 Term Loan matures on October 12, 2019.

Our obligations under the 2012 Senior Credit Facility are secured by substantially all of our and our consolidated subsidiaries' assets, including real estate.  In addition, substantially all of our subsidiaries are joint and several guarantors of, and our ownership interests in those subsidiaries are pledged to collateralize, our obligations under the 2012 Senior Credit Facility.  Excalibur is not a guarantor of, and its assets are not pledged to secure our obligations under, the 2012 Senior Credit Facility. The 2012 Senior Credit Facility contains affirmative and restrictive covenants that we must comply with, including (a) limitations on additional indebtedness, (b) limitations on liens, (c) limitations on the sale of assets, (d) limitations on guarantees, (e) limitations on investments and acquisitions, (f) limitations on the payment of dividends and share repurchases, (g) limitations on mergers, and (h) maintenance of a total leverage ratio not to exceed certain maximum limits, as well as other customary covenants for credit facilities of this type.

As of December 31, 2013 and 2012, we were in compliance with all covenants required under the 2012 Senior Credit Facility.

2020 Notes

As of December 31, 2013 and 2012, we had $675.0 million and $300.0 million, respectively, of our 2020 Notes outstanding. As of December 31, 2013, the coupon interest rate and the yield on the 2020 Notes were 7.5% and 7.3%, respectively. As of December 31, 2013 and 2012, we had a deferred loan cost balance, net of accumulated amortization, of $13.2 million and $7.1 million, related to our 2020 Notes.

On October 18, 2013, we issued $375.0 million of 2020 Notes (the "Additional Notes"). The Additional Notes are an additional issuance of, and rank equally and form a single series with, the 2020 Notes that were issued on October 9, 2012 (the “Original Notes”).  The Additional Notes have the same terms as the Original Notes, including being senior unsecured obligations of the Company. The Additional Notes were issued at a price of 102.125%, resulting in aggregate gross proceeds of approximately $383.0 million, plus accrued and unpaid interest from and including October 1, 2013. The Company used the net proceeds therefrom to repay $376.0 million outstanding under the 2012 Term Loan.

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

The 2020 Notes mature on October 1, 2020. Interest on the 2020 Notes is payable semiannually, on April 1 and October 1 of each year. As of December 31, 2013 and 2012, we were in compliance with all covenants required under the 2020 Notes.

The 2020 Notes are fully and unconditionally guaranteed on a joint and several, senior unsecured basis, by substantially all of our subsidiaries. Excalibur is not a guarantor of the 2020 Notes.

Excalibur Loan

Excalibur is party to a $3.0 million loan agreement entered into with a third party on July 31, 2013 (the “Excalibur Loan”). Proceeds from the Excalibur Loan were used by it to purchase the license assets of certain stations. As of December 31, 2013, $3.0 million was outstanding under the Excalibur Loan at an interest rate of 4.75%. As of December 31, 2013, the Excalibur Loan had a deferred loan cost balance, net of accumulated amortization, of $0.2 million.

The Excalibur Loan matures on October 12, 2017.

We have jointly and severally guaranteed Excalibur’s obligations under the Excalibur Loan, including the payment of all unpaid principal and interest thereon.

During the year ended December 31, 2013, interest expense relating to the Excalibur Loan was approximately $30,000.

Other

For further information concerning the 2012 Senior Credit Facility, the 2020 Notes and the Excalibur Loan, see Note 3 “Long-term Debt” to our audited consolidated financial statements included elsewhere herein. For estimates of future principal and interest payments under the 2012 Senior Credit Facility and the 2020 Notes, see “Tabular Disclosure of Contractual Obligations as of December 31, 2013” included elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Income Taxes

We file a consolidated federal income tax return and such state or local tax returns as are required. Although we may earn taxable operating income in future years, as of December 31, 2013, we anticipate that through the use of our available loss carryforwards we will not pay significant amounts of federal income taxes in the next several years. However, we estimate that we will pay state income taxes in certain states over the next several years.

Liquidity

As of December 31, 2013, required debt principal repayments over the next twelve months consisted primarily of $0.2 million due under the Excalibur Loan. As of December 31, 2013, we estimate that we will make approximately $58.4 million in debt interest payments and $25.0 million in capital expenditures during the twelve months immediately following December 31, 2013. Depending upon timing of the completion of our pending acquisitions, capital expenditures may increase to up to $30.0 million in 2014. We also estimate as of December 31, 2013, that we will be required to pay approximately $318.0 million to complete currently pending acquisitions. As of the date hereof, we have advanced $4.5 million of the purchase price to the seller of WQCW-TV, including the $500,000 previously held in escrow. Although our cash flows from operations are subject to a number of risks and uncertainties, we anticipate that our cash on hand, future cash expected to be generated from operations, borrowings from time to time under the 2012 Senior Credit Facility (or any such other credit facility as may be in place at the appropriate time) and, potentially, external equity or debt financing, will be sufficient to fund these debt service obligations, estimated capital expenditures and acquisition-related obligations. Any potential equity or debt financing would depend upon, among other things, the costs and availability of such financing at the appropriate time.  We also presently believe that our future cash expected to be generated from operations and borrowing availability under the 2012 Senior Credit Facility (or any such other credit facility) will be sufficient to fund our future capital expenditures and long-term debt service obligations until at least October 12, 2019, which is the maturity date of the 2012 Term Loan.

Net Cash Provided By (Used In) Operating, Investing and Financing Activities

Net cash provided by operating activities decreased $29.1 million to $60.2 million in 2013 compared to net cash provided of $89.4 million in 2012. The decrease in cash provided by operating activities was due primarily to several factors, including a decrease in revenue of $58.5 million and a decrease of $7.8 million due to changes in certain current asset and current liability balances, partially offset by an increase in pension expense net of contributions.

Net cash used in investing activities increased $37.2 million to $60.5 million for 2013 compared to $23.3 million for 2012 due primarily to an increase in cash used to acquire television businesses and licenses.

Net cash provided by financing activities was $2.7 million in 2013 compared to net cash used in financing activities of $60.2 million in 2012. This change of $62.9 million was due primarily to our refinancing activities. During 2013, we borrowed $9.9 million more in long-term debt than we repaid, which was largely offset by our payment of $7.5 million in costs primarily associated with the issuance of the Additional Notes. During 2012, we paid $25.9 million to repurchase our Series D Perpetual Preferred Stock and paid $16.7 million in related dividends. Also during 2012, we paid $17.0 million in costs associated with the issuance of our 2020 Notes and the entry into our 2012 Senior Credit Facility.

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

A discount rate is selected annually to measure the present value of the benefit obligations. In determining the selection of a discount rate, we estimated the timing and amounts of expected future benefit payments and applied a yield curve developed to reflect yields available on high-quality bonds. The yield curve is based on an externally published index specifically designed to meet the criteria of GAAP. The discount rate selected for determining benefit obligations as of December 31, 2013 was 4.97% which reflects the results of this yield curve analysis. The discount rate used for determining benefit obligations as of December 31, 2012 was 4.31%. Our assumptions regarding expected return on plan assets reflects asset allocations, the investment strategy and the views of investment managers, as well as historical experience. We use an assumed rate of return of 7.00% for our assets invested in our active pension plan. In 2013 and 2012, actual asset returns for this plan, calculated on a mean market value, increased in value 17.1% and 9.6%, respectively. Other significant assumptions relate to inflation, salary growth, retirement and mortality rates. Our inflation assumption is based on an evaluation of external market indicators. The salary growth assumptions reflect our long-term actual experience, the near-term outlook and assumed inflation. Compensation increases over the most recent five-year period have been in line with assumptions. Retirement and mortality rates are based on actual plan experience.

During 2013 and 2012, we contributed an aggregate amount of $4.7 million and $9.4 million, respectively, to our pension plans and we anticipate making an aggregate contribution of approximately $6.1 million to such plans in 2014. The use of significantly different assumptions, or if actual experienced results differ significantly from those assumed, could result in our funding obligations being materially different.

See Note 9 “Retirement Plans” of our audited consolidated financial statements included elsewhere herein for further information concerning the retirement plans.

Capital Expenditures

In 2011, our primary broadcast tower for WEAU-TV, our station that serves the La Crosse – Eau Claire, Wisconsin market, collapsed during inclement weather. Our loss of property due to the tower collapse was covered by insurance, subject to a deductible of $50,000. For the year ended December 31, 2012, we received insurance proceeds of $0.8 million for the collapsed tower, recorded a gain on disposals of assets of $0.8 million for the collapsed tower and recorded capital expenditures of $0.4 million for construction of the new tower. For the year ended December 31, 2011, we received insurance proceeds of $3.2 million for the collapsed tower, recorded a gain on disposals of assets of $3.0 million for the collapsed tower and recorded capital expenditures of $3.9 million for construction of the new tower. For the year ended December 31, 2011, we received an additional $450,000 of proceeds from business interruption insurance, which was recorded as a reduction of broadcast expense. For the year ended December 31, 2012, we did not receive any proceeds from business interruption insurance.

Capital expenditures for the years ended December 31, 2013 and 2012 were $24.1 million and $24.5 million, respectively. We expect that our capital expenditures will be approximately $25.0 million in the year ending December 31, 2014. Depending upon the timing of the completion of our pending acquisitions, capital expenditures may increase to up to $30.0 million in 2014. We expect to fund future capital expenditures with cash from operations.

Off-Balance Sheet Arrangements

Operating Commitments

We have various operating lease commitments for equipment, land and office space. We also have commitments for various syndicated television programs.

We have two types of syndicated television program contracts: first run programs and off network reruns. The first run programs are programs such as Jeopardy and the off network programs are programs such as The Andy Griffith Show. A difference between the two types of syndicated television programming is that the first run programs have not been produced at the time the contract to air such programming is signed and the off network programs have already been produced. For all syndicated television contracts we record an asset and corresponding liability for payments to be made for the entire “off network” contract period and for only the current year of the “first run” contract period. Only an estimate of the payments anticipated to be made in the year following the balance sheet date of the “first run” contracts are recorded on the current balance sheet, because the programs for the later years of the contract period have not been produced and delivered.

Sports Marketing Agreement

On October 12, 2004, the University of Kentucky (“UK”) awarded a sports marketing agreement jointly to us and IMG Worldwide, Inc. (“IMG”) (the “UK Agreement”). The UK Agreement expires April 15, 2015.

The UK Agreement provides that we will share in profits in excess of certain amounts specified by the agreement, if any, but not losses. The agreement also provides that we will separately retain all local broadcast advertising revenue and pay all local broadcast expenses for activities under the agreement. Under the agreement, IMG agreed to make all license fee payments to UK. However, if IMG is unable to pay the license fee to UK, we will then be required to pay the unpaid portion of the license fee to UK. As of December 31, 2013, the aggregate license fee to be paid by IMG to UK over the remaining term of the agreement is approximately $13.3 million. If we make advances on behalf of IMG, IMG is required to reimburse us for the amount paid within 60 days after the close of each contract year, which ends on June 30th. IMG has also agreed to pay interest on any advance at a rate equal to the prime rate. During the year ended December 31, 2013, we did not advance any amounts to UK on behalf of IMG under this agreement. As of December 31, 2013, we do not consider the risk of non-performance by IMG to be high.

Tabular Disclosure of Contractual Obligations as of December 31, 2013

The following table aggregates our material expected contractual obligations and commitments as of December 31, 2013 (in thousands):

	Payment due by period
Contractual Obligations	Total	Less than 1 Year 2014	1-3 Years 2015-2016	3-5 Years 2017-2018	More than 5 Years 2019 and after

Contractual obligations recorded on our balance sheet as of December 31, 2013:
Long-term debt obligations (1)	$837,048	$224	$424	$2,400	$834,000
Accrued interest (2)	12,703	12,703	-	-	-
Programming obligations currently accrued (3)	11,227	9,707	1,520	-	-
Acquisition-related liabilities(4)	9,739	9,739	-	-	-
Purchase obligations currently accrued (5)	464	464	-	-	-

Off-balance sheet arrangements as of December 31, 2013:
Cash interest on long-term debt obligations (6)	409,082	45,649	116,667	116,427	130,339
Operating lease obligations (7)	7,868	1,679	2,133	1,340	2,716
Purchase obligations not currently accrued (8)	592	592	-	-	-
Programming obligations not currently accrued (9)	20,540	3,344	14,658	1,959	579
Obligation to UK (10)	13,300	8,800	4,500	-	-
Acquisition commitment (11)	317,950	317,950	-	-	-
Total	$1,640,513	$410,851	$139,902	$122,126	$967,634

(1)

“Long-term debt obligations” represent principal payment obligations under the 2012 Senior Credit Facility, the 2020 Notes and the Excalibur Loan. These amounts are recorded as liabilities as of the current balance sheet date net of the unamortized original issue premium on the 2020 Notes in the amount of $5.8 million. As of December 31, 2013, the interest rate on the balance outstanding under the 2012 Senior Credit Facility was 4.8%. As of December 31, 2013, the coupon interest rate and the yield on the 2020 Notes were 7.5% and 7.3%, respectively.

(2)	“Accrued interest” includes interest on long-term debt obligations accrued as of the balance sheet date.

(3)

“Programming obligations currently accrued” represents obligations for syndicated television programming whose license period has begun and the product is available. These amounts are recorded as liabilities as of the current balance sheet date.

(4)

“Acquisition related liabilities” represents amounts due to sellers upon the exercise of a put and call option agreement. On November 1, 2013, we completed the acquisition of 99% of the outstanding equity interests in Yellowstone. In connection therewith, we entered into a put and call option agreement with the owner of Yellowstone, under which we can, at any time beginning October 2, 2014 and ending November 16, 2014, exercise an option to purchase the remaining 1% of the equity of Yellowstone for $10.0 million. If we do not exercise this option, the owner of Yellowstone’s remaining equity interest can, at any time beginning December 15, 2014 and ending December 15, 2015, exercise a right to require us to purchase these interests for an amount equal to the trailing twelve-month gross revenue (excluding political advertising revenue) as calculated as of the last day of the month prior to the delivery of notice by the owner of the exercise of its right to sell. No assurances can be provided that either Gray or the counterparty to this agreement will exercise its respective rights thereunder, and that any amount will be required to be paid.

(5)

“Purchase obligations currently accrued” generally represent payment obligations for equipment. It is our policy to accrue for these obligations when the equipment is received and the vendor has completed the work required by the purchase agreement. These amounts are recorded as liabilities as of the current balance sheet date because we had received the related equipment.

(6)

“Cash interest on long-term debt obligations” consists of estimated interest expense on long-term debt excluding interest expense accrued as of December 31, 2013 described in (2) above. The estimate is based upon debt balances as of December 31, 2013 and required future principal repayments under those obligations. As of December 31, 2013, the interest rate on the balance outstanding under the 2012 Senior Credit Facility was 4.8%. As of December 31, 2013, the coupon interest rate and the yield on the 2020 Notes were 7.5% and 7.3%, respectively. As of December 31, 2013, the interest rate on the balance outstanding under the Excalibur Loan was 4.8%. We used an assumed interest rate of 4.8% for amounts outstanding under each of our 2012 Senior Credit Facility and the Excalibur Loan to estimate cash interest on long-term debt obligations thereunder. Our 2012 Senior Credit Facility, our 2020 Notes and the Excalibur Loan will mature on October 12, 2019, October 1, 2020 and October 12, 2017, respectively. This estimate of cash interest on long-term debt obligations also assumes that the principal obligations underlying these interest estimates will not be replaced by other long-term obligations prior to or upon their maturity.

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

(11)

“Acquisition commitments” represents amounts due to sellers upon completing pending acquisitions of television stations, net of all amounts receivable in connection with required station divestitures arising from such acquisitions. For additional information concerning the components of this obligation, see Note 2 “Acquisitions,” of the accompanying notes to our audited consolidated financial statements. These amounts are not recorded as a liability as of the current balance sheet date.

Estimates of the amount, timing and future funding obligations under our pension plans include assumptions concerning, among other things, actual and projected market performance of plan assets, investment yields, statutory requirements and demographic data for pension plan participants. Pension plan funding estimates are therefore not included in the table above because the timing and amounts of funding obligations for all future periods cannot be reasonably determined. We expect to contribute approximately $6.1 million in total to our active pension plan and the acquired pension plans during 2014.

Inflation

The impact of inflation on operations has not been significant to date. However, there can be no assurance that a high rate of inflation in the future would not have an adverse effect on operating results, particularly since amounts outstanding under the 2012 Senior Credit Facility incur interest at a variable rate.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires us to make judgments and estimations that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those reported amounts. We consider our accounting policies relating to intangible assets and income taxes to be critical policies that require judgments or estimations in their application where variances in those judgments or estimations could make a significant difference to future reported results. Our policies concerning intangible assets and income taxes are disclosed below.

Annual Impairment Testing of Broadcast Licenses and Goodwill

We have determined that our broadcast licenses are indefinite-lived intangible assets in accordance with the accounting guidance for goodwill and other intangible assets, which require such assets to be to be tested for impairment on an annual basis, or more often when certain triggering events occur. For goodwill, we have elected to bypass the qualitative assessment provisions and to perform the prescribed testing steps for goodwill on an annual basis. Neither of these asset types is amortized.

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

As of December 31, 2013 and 2012, the recorded value of our broadcast licenses was $839.0 million and $819.2 million, respectively. As of December 31, 2013 and 2012, the recorded value of our goodwill was $184.4 million and $170.5 million, respectively. We did not record an impairment expense related to our broadcast licenses or goodwill during 2013, 2012 or 2011.

Prior to January 1, 2002, acquired broadcast licenses were valued at the date of acquisition using a residual method. The recorded value of these broadcast licenses as of December 31, 2013 and 2012 was approximately $341.0 million. Broadcast licenses acquired after December 31, 2001, were valued at the date of acquisition using an income method that assumes an initial hypothetical start-up operation. This change in methodology was due to a change in accounting requirements. The book value of these broadcast licenses as of December 31, 2013 and 2012 was approximately $498.0 million and $478.2 million, respectively. Regardless of whether we initially recorded the value of our broadcast licenses using the residual or the income method, for purposes of testing for potential impairment we use the income method to estimate the fair value of our broadcast licenses.

We test for impairment of broadcast licenses and goodwill on an annual basis on the last day of each fiscal year. However, we will test for impairment during any reporting period if certain triggering events occur. The two most recent impairment testing dates were December 31, 2013 and 2012. A summary of the significant assumptions used in our impairment analyses of broadcast licenses and goodwill as of December 31, 2013 and 2012 is presented below. Following the summary of assumptions is a sensitivity analysis of those assumptions as of December 31, 2013. Our reporting units, allocations of our broadcast licenses and goodwill and our methodologies were consistent as of both testing dates.

Summary

	As of December 31,
	2013	2012
	(dollars in thousands)
Pre-tax impairment charge:
Broadcast licenses	$-	$-
Goodwill	$-	$-

Significant assumptions:
Forecast period (years)	10	10
Increase or (decrease) in market advertising revenue for projection year 1 compared to latest historical period (1)	4.1% to 25.2%	(30.0)% to 0.0%
Positive or (negative) advertising revenue compound growth rate for forecast period	1.6% to 3.3%	1.0% to 2.3%
Operating cash flow margin:
Broadcast licenses	8.3% to 50.0%	8.3% to 50.0%
Goodwill	6.8% to 57.3%	10.8% to 56.2%
Discount rate:
Broadcast licenses	9.50%	9.00%
Goodwill	10.50%	10.50%

(1)

Depending on whether the first year of the respective projection period is an even- or odd-numbered year, assumptions relating to market advertising growth rates will vary significantly reflecting the significant cyclical impact of political advertising revenue in even-numbered years. The analysis for 2013 generally anticipated an increase in revenue for 2014.

When estimating the fair value of our broadcast licenses and goodwill, we make assumptions regarding revenue growth rates, operating cash flow margins and discount rates. These assumptions require substantial judgment, and actual rates and margins may differ materially. Although we did not record an impairment charge for the year ended December 31, 2013, we may have recorded such an adjustment if we had changed certain assumptions. The following table contains a sensitivity analysis of these assumptions and a hypothetical non-cash impairment charge that would have resulted if our advertising revenue growth rate and our operating cash flow margin had been revised lower or if our discount rate had been revised higher. We also disclose a hypothetical impairment charge assuming a 5% and 10% decrease in the fair value of our broadcast licenses and enterprise values.

	Hypothetical Impairment Charge As of December 31, 2013
	Broadcast Licenses	Goodwill
	(in thousands)
Hypothetical change:
A 100 basis point decrease in advertising revenue growth rate throughout the forecast period	$4,238	$-
A 100 basis point decrease in operating cash flow margin throughout the forecast period	$-	$-
A 100 basis point increase in the applicable discount rate	$6,090	$-
A 5% reduction in the fair value of broadcast licenses and enterprise values	$-	$-
A 10% reduction in the fair value of broadcast licenses and enterprise values	$-	$-

These hypothetical non-cash impairment charges would not have any direct impact on our liquidity, debt covenant compliance or future results of operations. Our historical operating results may not be indicative of our future operating results. Our future ten-year discounted cash flow analysis, which fundamentally supports our estimated fair values as of December 31, 2013, reflected certain assumptions relating to the expected impact of the current general economic environment.

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

The methodology we used to value these stations was based on our evaluation of the broadcast licenses acquired and the characteristics of the markets in which they operated. Given our assumptions and the specific attributes of the stations we acquired from 2002 through December 31, 2013, we ascribed no incremental value to the incumbent network affiliation relationship in each market beyond the cost of negotiating a new agreement with another network and the value of any terms of the affiliation agreement that were more favorable or unfavorable than those generally prevailing in the market.

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

The following table reflects the hypothetical impact of the reassignment of value from broadcast licenses to network affiliations for our historical acquisitions (the first acquisition being in 1994) and the resulting increase in amortization expense assuming a hypothetical 15-year amortization period as of our most recent impairment testing date of December 31, 2013 (in thousands, except per share data):

	As	Percentage of Total Value Reassigned to Network Affiliation Agreements
	Reported	50%	25%
Balance Sheet (As of December 31, 2013):
Broadcast licenses	$838,982	$273,262	$556,122
Other intangible assets, net (including network affiliation agreements)	2,644	104,874	53,759
Statement of Operations (For the year ended December 31, 2013):
Amortization of intangible assets	336	28,239	14,287
Operating income	83,880	55,977	69,929
Net income	18,288	1,267	9,778
Net income available to common stockholders	18,288	1,267	9,778
Net income available to common stockholders, per share - basic and diluted	$0.32	$0.02	$0.17

For future acquisitions, if any, the valuation of the network affiliations may differ from the values of previous acquisitions due to the different characteristics of each station and the market in which it operates.

Market Capitalization

When we test our broadcast licenses and goodwill for impairment, we also consider our market capitalization. As of December 31, 2013, our market capitalization was greater than our book value.

Income Taxes

We have approximately $225.1 million in federal operating loss carryforwards, which expire during the years 2022 through 2031. Additionally, we have an aggregate of approximately $245.0 million of various state operating loss carryforwards. We project to have taxable income in the carryforward periods. Therefore, we believe that it is more likely than not that the federal net operating loss carryforwards will be fully utilized.

A valuation allowance has been provided for a portion of the state net operating loss carryforwards. We believe that we will not meet the more likely than not threshold in certain states due to the uncertainty of generating sufficient income. Therefore, the state valuation allowance at December 31, 2013 and 2012 was $2.7 million and $3.2 million, respectively.

Recent Accounting Pronouncements

Various authoritative accounting organizations have issued accounting pronouncements that we will be required to adopt at a future date. We have reviewed these pronouncements and concluded that their adoption will not have a material effect upon our liquidity or results of operations. See Note 1 “Description of Business and Summary of Significant Accounting Policies” of our audited consolidated financial statements included elsewhere herein for further discussion of recent accounting principles.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to certain risks arising from business operations and economic conditions. We attempt to manage our exposure to a wide variety of business and operational risks principally through management of our core business activities. We attempt to manage economic risk, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources and duration of our debt funding and, at times, the use of interest rate swap agreements. From time to time, we enter into interest rate swap agreements to manage interest rate exposure with the following objectives:

●	managing current and forecasted interest rate risk while maintaining financial flexibility and solvency;

●

proactively managing our cost of capital to ensure that we can effectively manage operations and execute our business strategy, thereby maintaining a competitive advantage and enhancing shareholder value; and

●	complying with covenant requirements in our financing agreements.

As of December 31, 2013, we had $159.0 million outstanding under the 2012 Senior Credit Facility, $675.0 million, at liquidation value, in 2020 Notes outstanding and $3.0 million outstanding under the Excalibur Loan. We pay interest based on a floating interest rate on balances outstanding under the 2012 Senior Credit Facility and Excalibur Loan, subject to a minimum LIBOR floor of 1.0% plus applicable margins. We pay a fixed rate of interest on the 2020 Notes. As of December 31, 2013, the majority of our outstanding debt bears interest at a fixed interest rate, which reduces our risk of potential increases in interest rates. Also as of that date, we were not a party to any interest rate swap agreements.

Based on our floating rate debt outstanding at December 31, 2013, a 100 basis point increase in market interest rates would have increased our interest expense and decreased our income before income taxes for the year ended December 31, 2013 by approximately $1.1 million. Based on our floating rate debt outstanding at December 31, 2013, a 100 basis point decrease in market interest rates would not have affected our interest expense or our income before income taxes for the year ended December 31, 2013 due to the 2012 Senior Credit Facility having a minimum LIBOR floor of 1.0%.

The recorded amount of our long-term debt, including current portion, was $842.9 million and $832.9 million, respectively, and the fair value of our long-term debt, including current portion, was $877.5 million and $844.0 million, respectively, as of December 31, 2013 and 2012. Fair value of our long-term debt is based on estimates provided by third-party financial professionals as of the respective dates.

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

In connection with the preparation of our annual consolidated financial statements, management has undertaken an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2013. Management has excluded Yellowstone Television, LLC and KJCT(TV) and associated low power stations (collectively, “KJCT-TV”) from its assessment of internal control over financial reporting as of December 31, 2013, because we acquired them in purchase business combinations in the fourth quarter of 2013. Yellowstone Television, LLC and KJCT-TV together accounted for approximately 3% of our total assets and net income as reported in our consolidated financial statements as of and for the year ended December 31, 2013.

The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by McGladrey LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Gray Television, Inc.

We have audited the accompanying consolidated balance sheets of Gray Television, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013, and the financial statement schedule of Gray Television, Inc. listed in Item 15(a). We also have audited Gray Television, Inc.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. Gray Television, Inc.'s management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded Yellowstone Television, LLC and KJCT(TV) and associated low power stations (collectively, “KJCT-TV”) from its assessment of internal control over financial reporting as of December 31, 2013. These entities were acquired by Gray Television, Inc. in purchase business combinations in the fourth quarter of 2013. We have also excluded Yellowstone Television, LLC and KJCT-TV from our audit of internal control over financial reporting. Yellowstone Television, LLC and KJCT-TV together accounted for approximately 3% of Gray Television, Inc.’s total assets and net income as reported in Gray Television, Inc.’s consolidated financial statements as of and for the year ended December 31, 2013.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gray Television, Inc. as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America, and in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein. Also in our opinion, Gray Television, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992.

/s/ McGladrey LLP

West Palm Beach, Florida

March 11, 2014

GRAY TELEVISION, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,
	2013	2012
Assets:
Current assets:
Cash	$13,478	$11,067
Accounts receivable, less allowance for doubtful accounts of $730 and $2,064, respectively	70,047	62,472
Current portion of program broadcast rights, net	7,656	7,463
Deferred tax asset	34,113	12,550
Prepaid and other current assets	5,293	2,831
Total current assets	130,587	96,383

Property and equipment, net	143,621	135,138
Deferred loan costs, net	17,293	11,692
Broadcast licenses	838,982	819,188
Goodwill	184,409	170,522
Other intangible assets, net	2,644	637
Investment in broadcasting company	13,599	13,599
Other	3,289	2,629
Total assets (1)	$1,334,424	$1,249,788

See accompanying notes.

GRAY TELEVISION, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands except for share data)

	December 31,
	2013	2012
Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$2,256	$2,379
Employee compensation and benefits	16,759	9,844
Accrued interest	12,703	10,214
Accrued network programming fees	2,467	5,422
Other accrued expenses	5,158	4,990
Federal and state income taxes	1,550	1,911
Current portion of program broadcast obligations	9,707	9,648
Deferred revenue	2,522	3,216
Acquisition related liabilities	9,739	93
Current portion of long-term debt	224	-
Total current liabilities	63,085	47,717

Long-term debt, less current portion	842,650	832,867
Program broadcast obligations, less current portion	1,520	356
Deferred income taxes	225,407	184,440
Accrued pension costs	26,925	39,051
Other	827	1,422
Total liabilities (1)	1,160,414	1,105,853

Commitments and contingencies (Note 10)

Stockholders’ equity:
Common stock, no par value; authorized 100,000,000 shares, issued 57,010,878 shares and 56,503,759 shares, respectively	483,055	480,773
Class A common stock, no par value; authorized 15,000,000 shares, issued 7,331,574 shares	15,321	15,321
Accumulated deficit	(251,000)	(269,288)
Accumulated other comprehensive loss, net of income tax benefit	(10,409)	(20,170)
	236,967	206,636
Treasury stock at cost, common stock, 4,768,925 shares and 4,739,462 shares, respectively	(40,559)	(40,303)
Treasury stock at cost, Class A common stock, 1,578,554 shares	(22,398)	(22,398)
Total stockholders’ equity	174,010	143,935
Total liabilities, preferred stock and stockholders’ equity	$1,334,424	$1,249,788

See accompanying notes.

(1)

Our consolidated total assets as of December 31, 2013 included total assets of $6.8 million of a variable interest entity (“VIE”). These assets can only be used to settle the obligations of the VIE. Our consolidated total liabilities as of December 31, 2013 included total liabilities of $3.1 million of the VIE. The creditors of the VIE may have recourse against Gray for $3.0 million of these liabilities.

GRAY TELEVISION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for net income per share data)

	Year Ended December 31,
	2013	2012	2011

Revenue (less agency commissions)	$346,298	$404,831	$307,131
Operating expenses before depreciation, amortization, and gain on disposals of assets, net:
Broadcast	217,411	212,286	194,196
Corporate and administrative	19,810	15,927	14,173
Depreciation	24,096	23,133	26,183
Amortization of intangible assets	336	75	125
Loss (gain) on disposals of assets, net	765	(31)	(2,894)
Operating expenses	262,418	251,390	231,783
Operating income	83,880	153,441	75,348
Other income (expense):
Miscellaneous income, net	-	2	3
Interest expense	(52,445)	(59,443)	(61,777)
Loss from early extinguishment of debt	-	(46,683)	-
Income before income taxes	31,435	47,317	13,574
Income tax expense	13,147	19,188	4,539
Net income	18,288	28,129	9,035
Preferred stock dividends (includes accretion of issuance costs of $0, $1,081 and $1,045, respectively)	-	4,095	7,240
Net income available to common stockholders	$18,288	$24,034	$1,795

Basic per share information:
Net income available to common stockholders	$0.32	$0.42	$0.03
Weighted average shares outstanding	57,630	57,170	57,117

Diluted per share information:
Net income available to common stockholders	$0.32	$0.42	$0.03
Weighted average shares outstanding	57,972	57,262	57,118

See accompanying notes.

GRAY TELEVISION, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2013	2012	2011

Net income	$18,288	$28,129	$9,035

Other comprehensive income (loss):
Adjustment to pension liability	16,001	(6,176)	(13,793)
Income tax expense (benefit)	6,240	(2,408)	(5,379)
Other comprehensive income (loss)	9,761	(3,768)	(8,414)

Comprehensive income	$28,049	$24,361	$621

See accompanying notes.

GRAY TELEVISION, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(in thousands, except for number of shares)

	Class A Common Stock		Common Stock		Accumulated	Class A Treasury Stock		Common Treasury Stock		Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Deficit	Shares	Amount	Shares	Amount	Loss	Total

Balance at December 31, 2010	7,331,574	$15,321	56,043,317	$479,704	$(295,117)	(1,578,554)	$(22,398)	(4,654,750)	$(40,115)	$(7,988)	$129,407

Net income	-	-	-	-	9,035	-	-	-	-	-	9,035

Adjustment to pension liability, net of income tax	-	-	-	-	-	-	-	-	-	(8,414)	(8,414)

Preferred stock dividends (including accretion of original issuance costs)	-	-	-	-	(7,240)	-	-	-	-	-	(7,240)

Issuance of common stock:
401(k) plan	-	-	13,753	29	-	-	-	-	-	-	29

Share-based compensation	-	-	-	136	-	-	-	-	-	-	136

Balance at December 31, 2011	7,331,574	$15,321	56,057,070	$479,869	$(293,322)	(1,578,554)	$(22,398)	(4,654,750)	$(40,115)	$(16,402)	$122,953

Net income	-	-	-	-	28,129	-	-	-	-	-	28,129

Adjustment to pension liability, net of income tax	-	-	-	-	-	-	-	-	-	(3,768)	(3,768)

Preferred stock dividends (including accretion of original issuance costs)	-	-	-	-	(4,095)	-	-	-	-	-	(4,095)

Issuance of common stock:
401(k) plan	-	-	14,293	26	-	-	-	-	-	-	26
2007 Long Term Incentive Plan:
Restricted stock awards	-	-	432,396	-	-	-	-	(84,712)	(188)	-	(188)

Share-based compensation	-	-	-	878	-	-	-	-	-	-	878

Balance at December 31, 2012	7,331,574	$15,321	56,503,759	$480,773	$(269,288)	(1,578,554)	$(22,398)	(4,739,462)	$(40,303)	$(20,170)	$143,935

See accompanying notes.

GRAY TELEVISION, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(in thousands, except for number of shares)

	Class A Common Stock		Common Stock		Accumulated	Class A Treasury Stock		Common Treasury Stock		Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Deficit	Shares	Amount	Shares	Amount	(Loss) Income	Total

Balance at December 31, 2012	7,331,574	$15,321	56,503,759	$480,773	$(269,288)	(1,578,554)	$(22,398)	(4,739,462)	$(40,303)	$(20,170)	$143,935

Net income	-	-	-	-	18,288	-	-	-	-	-	18,288

Adjustment to pension liability, net of income tax	-	-	-	-	-	-	-	-	-	9,761	9,761

Issuance of common stock:
401(k) plan	-	-	5,235	28	-	-	-	-	-	-	28
2007 Long Term Incentive Plan:
Restricted stock awards	-	-	382,062	-	-	-	-	(29,463)	(256)	-	(256)
Option exercises	-	-	119,822	280	-	-	-	-	-	-	280

Share-based compensation	-	-	-	1,974	-	-	-	-	-	-	1,974

Balance at December 31, 2013	7,331,574	$15,321	57,010,878	$483,055	$(251,000)	(1,578,554)	$(22,398)	(4,768,925)	$(40,559)	$(10,409)	$174,010

See accompanying notes.

GRAY TELEVISION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2013	2012	2011
Operating activities
Net income	$18,288	$28,129	$9,035
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	24,096	23,133	26,183
Amortization of intangible assets	336	75	125
Amortization of deferred loan costs	1,903	2,723	2,943
Net amortization of original issue discount and premium related long-term debt	(9)	1,127	1,353
Amortization of restricted stock and stock option awards	1,974	878	136
Loss from early extinguishment of debt	-	12,664	-
Amortization of program broadcast rights	11,367	11,081	13,484
Payments on program broadcast obligations	(11,433)	(11,839)	(15,915)
Common stock contributed to 401(k) plan	28	26	29
Deferred revenue, network compensation	(615)	(687)	(938)
Deferred income taxes	13,165	19,229	5,085
Loss (gain) on disposals of assets, net	765	(31)	(2,894)
Other	3,460	(1,806)	1,815
Changes in operating assets and liabilities:
Accounts receivable	(7,391)	(389)	2,401
Other current assets	(1,951)	(372)	934
Accounts payable	133	274	(3,666)
Employee compensation, benefits and pension costs	6,915	(1,775)	(743)
Accrued network fees and other expenses	(2,385)	5,716	191
Accrued interest	2,489	2,275	108
Income taxes payable	(362)	(883)	(1,008)
Deferred revenue, current portion	(534)	(176)	(485)
Net cash provided by operating activities	60,239	89,372	38,173
Investing activities
Acquisitions of television businesses and licenses	(36,623)	-	-
Purchases of property and equipment	(24,053)	(24,523)	(24,274)
Proceeds from asset sales	236	1,586	3,324
Payments of acquisition related liabilities	(93)	(129)	(587)
Other	6	(240)	(332)
Net cash used in investing activities	(60,527)	(23,306)	(21,869)
Financing activities
Proceeds from borrowings on long-term debt	390,926	855,798	25,500
Repayments of borrowings on long-term debt	(381,003)	(856,292)	(21,323)
Deferred and other loan costs	(7,504)	(17,042)	(741)
Series D perpetual preferred stock dividends paid	-	(16,731)	(6,596)
Proceeds from issuance of common stock	280	-	-
Repurchase of Series D perpetual preferred stock	-	(25,922)	(13,385)
Net cash provided by (used in) financing activities	2,699	(60,189)	(16,545)
Net increase (decrease) in cash	2,411	5,877	(241)
Cash at beginning of period	11,067	5,190	5,431
Cash at end of period	$13,478	$11,067	$5,190

See accompanying notes.

GRAY TELEVISION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Description of Business and Summary of Significant Accounting Policies

Description of Business

Gray Television, Inc. (and its consoldiated subsidiaries, except as the context othewise provides, “Gray,” the “Company,” “we,” “us” or “our”) is a television broadcast company headquartered in Atlanta, Georgia, that owns and/or operates television stations in the United States.

We are a television broadcast company headquartered in Atlanta, Georgia, that owns and operates television stations and digital properties in markets throughout the United States. As of February 1, 2014, we owned and/or operated television stations in 34 television markets broadcasting a total of 110 programming streams, including 24 affiliates of CBS Network (“CBS”), 14 affiliates of the NBC Network (“NBC”), nine affiliates of the ABC Network (“ABC”) and five affiliates of the FOX Network (“FOX”). We have pending acquisitions of television stations broadcasting a total of 26 programming streams in six additional markets and three of our existing markets in the United States.

Within a market, we broadcast secondary digital channels that are in addition to our primary broadcast channels. Our secondary broadcast channels are generally affiliated with networks different from those affiliated with our primary broadcast channels, and are operated by us to make better use of our broadcast spectrum by providing supplemental and/or alternative programming to our primary channels. Certain of our secondary channels are affiliated with more than one network simultaneously. In addition to affiliations with ABC, CBS and FOX, our secondary channels are affiliated with the following networks: the CW Network or the CW Plus Network (collectively, “CW”), MyNetworkTV (“MyNet.”), the MeTV Network (“MeTV”), This TV Network (“This TV”), Antenna TV (“Ant.”), Live Well Network (“LW”) and Telemundo (“Tel.”). We also broadcast nine local news/weather channels in certain of our existing markets. Our combined TV station group reaches approximately 6.4% of total United States households. Following completion of our announced and pending transactions, we expect to reach approximately 7.3% of total United States households.

Principles of Consolidation

Gray’s consolidated financial statements include our accounts and those of our wholly-owned and majority-owned subsidiaries and a variable interest entity (“VIE”) for which we are the primary beneficiary. All intercompany accounts and transactions have been eliminated in consolidation.

Variable Interest Entity

In October 2013, we entered into a series of transactions with the News-Press Gazette Company and Excalibur Broadcasting, LLC (collectively with its subsidiaries, “Excalibur”), pursuant to which we acquired the non-license assets for $9.0 million, and Excalibur acquired the license assets for $3.0 million, of KJCT-TV and associated low power stations (collectively, “KJCT-TV”), in the Grand Junction, Colorado market. In connection therewith, we entered into a shared services agreement, pursuant to which we provide certain services, including back-office, engineering and sales support, and a lease agreement, pursuant to which we provide studio and office space, to Excalibur. We have also entered into a put and call option agreement with Excalibur, pursuant to which we have the right to purchase, and Excalibur has the right to require us to purchase, the license assets of KJCT-TV, upon receipt of Federal Communications Commission (“FCC”) approval (the “Excalibur Option”). In connection with the consummation of Excalibur’s acquisition of KJCT-TV’s license assets, Excalibur incurred approximately $3.0 million of debt which Gray has guaranteed. The assets of Excalibur can only be used to settle the obligations of Excalibur. In compliance with FCC regulations, Excalibur maintains complete responsibility for and control over programming, finances, personnel and operations of KJCT-TV. See Note 2 “Acquisitions” and Note 3 “Long-Term Debt” for more information.

We consolidate a VIE when we are determined to be the primary beneficiary. In accordance with accounting principles generally accepted in the United States (“GAAP”), in determining whether we are the primary beneficiary of a VIE for financial reporting purposes, we consider whether we have the power to direct the activities of the VIE that most significantly impact the economic performance of the VIE and whether we have the obligation to absorb losses or the right to receive returns that would be significant to the VIE. Based on the terms of our agreements with, the significance of our investment in, and our guarantee of the debt of, Excalibur, we have determined that Excalibur is a VIE of Gray. We believe we are the primary beneficiary of the VIE because, subject to the ultimate control of the licensees, we have the power to direct the activities which significantly impact the economic performance of Excalibur through the services we provide, and our obligation to absorb losses and earn returns that would be considered significant to Excalibur. Included in our consolidated statements of operations for the year ended December 31, 2013 is net revenue of $0.4 million attributable to Excalibur.

The carrying amounts and classification of the assets and liabilities of Excalibur mentioned above have been included in our consolidated balance sheet as of December 31, 2013 as follows (in thousands):

December 31, 2013
Assets:
Current assets:
Cash	$473
Accounts receivable	524
Current portion of program broadcast rights, net	42
Prepaid and other current assets	7
Total current assets	1,046

Property and equipment, net	883
Deferred loan costs, net	174
Broadcast licenses	4,161
Other intangible assets, net	575
Total assets	$6,839

Liabilities:
Current liabilities:
Accounts payable	$14
Employee compensation and benefits	8
Accrued interest	2
Other accrued expenses	13
Accrued expenses due to Gray	651
Current portion of program broadcast obligations	45
Current portion of long-term debt	200
Total current liabilities	933

Long-term debt, less current portion	2,800
Other long-term liabilities	3,106
Total liabilities	$6,839

The assets of Excalibur can only be used to settle the obligations of Excalibur and may not be sold, or otherwise disposed of, except for assets sold or replaced with others of like kind or value. Other long-term liabilities of $3.1 million representing the fair value of the Excalibur Option and accrued expenses due to Gray of $0.7 million as of December 31, 2013 were eliminated in our consolidated financial statements. The Excalibur Option would allow Gray to acquire the license assets of KJCT-TV for an exercise price that was less than the carrying value of such assets as of December 31, 2013.

Investment in Broadcasting Company

We have an investment in Sarkes Tarzian, Inc. (“Tarzian”) whose principal business is the ownership and operation of two television stations. As of June 30, 2013, the most recent period for which we have Tarzian’s financial statements, our investment represented 32.4% of the total outstanding common stock of Tarzian (both in terms of the number of shares of common stock outstanding and in terms of voting rights), but such investment represented 67.9% of the equity of Tarzian for purposes of dividends, if paid, as well as distributions in the event of any liquidation, dissolution or other sale of Tarzian. This investment is accounted for under the cost method of accounting and reflected as a non-current asset on our balance sheet. We have no commitment to fund the operations of Tarzian nor do we have any representation on Tarzian’s board of directors or any other influence over Tarzian’s management. We believe the cost method is appropriate to account for this investment given the existence of a single voting stockholder and our lack of management influence.

Revenue Recognition

Broadcast advertising revenue is generated primarily from the sale of television advertising time to local, national and political advertisers. Internet advertising revenue is generated from the sale of advertisements associated with our stations’ websites. Our aggregate internet revenue is derived from two sources. The first is advertising or sponsorship opportunities directly on our websites, referred to as “direct internet revenue.” The other source is television advertising time purchased by our clients to directly promote their involvement in our websites, referred to as “internet-related commercial time sales.” Advertising revenue is billed to the customer and recognized when the advertisement is broadcast or appears on our stations’ websites. Retransmission consent revenue consists of payments to us from cable, satellite and other multiple video program distribution systems for their retransmission of our broadcast signals. Retransmission consent revenue is recognized as earned over the life of the retransmission consent contract. Other revenue consists primarily of revenue earned from the production of programming and payments from tower space rent. Revenue from the production of programming is recognized as the programming is produced. Tower rent is recognized over the life of the rental agreements. Consulting revenue, if any, is generated from consulting services provided and typically includes a base and an incentive component. Revenue from the base component is fixed and is recognized on a straight line basis over the term of the consulting agreement. Revenue from the incentive component, if any, is variable and is typically determined by performance. Revenue from the incentive component of a consulting agreement is recognized when the amount earned becomes estimable and payment is probable.

Cash received which has not yet been recognized as revenue is presented as deferred revenue. Revenue which has been earned but not yet received is recognized as revenue and presented as a receivable.

Barter Transactions

We account for trade barter transactions involving the exchange of tangible goods or services with our customers as revenue. The revenue is recorded at the time the advertisement is broadcast and the expense is recorded at the time the goods or services are used. The revenue and expense associated with these transactions are based on the fair value of the assets or services involved in the transaction. Trade barter revenue and expense recognized for each of the years ended December 31, 2013, 2012 and 2011 were as follows (amounts in thousands):

	Year Ended December 31,
	2013	2012	2011
Trade barter revenue	$1,390	$1,248	$1,529
Trade barter expense	(1,262)	(1,267)	(1,421)
Net trade barter income (loss)	$128	$(19)	$108

We do not account for barter revenue and related barter expense generated from network or syndicated programming as such amounts are not material. Furthermore, any such barter revenue recognized would then require the recognition of an equal amount of barter expense. The recognition of these amounts would not have a material effect upon net income.

Advertising Expense

We recorded advertising expense of $0.9 million, $0.9 million and $0.8 million for the years ended December 31, 2013, 2012 and 2011, respectively. We expense all advertising expenditures as they are incurred.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Our actual results could differ materially from these estimated amounts. Our most significant estimates are used for our allowance for doubtful accounts in receivables, valuation of goodwill and intangible assets, amortization of program rights and intangible assets, pension costs, income taxes, employee medical insurance claims, useful lives of property and equipment and contingencies.

Allowance for Doubtful Accounts

Our allowance for doubtful accounts is equal to at least 85% of our receivable balances that are 120 days old or older. We may provide allowances for certain receivable balances that are less than 120 days old when warranted by specific facts and circumstances. We recorded expenses for this allowance of $0.4 million, $0.1 million and $1.9 million for the years ended December 31, 2013, 2012 and 2011, respectively. We generally write-off accounts receivable balances when the customer files for bankruptcy or when all commonly used methods of collection have been exhausted.

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

Property and Equipment

Property and equipment are carried at cost. Depreciation is computed principally by the straight-line method. Maintenance, repairs and minor replacements are charged to operations as incurred; the purchase of new assets, major replacements and betterments are capitalized. The cost of any assets sold or retired and related accumulated depreciation are removed from the accounts at the time of disposition, and any resulting profit or loss is reflected in income or expense for the period.

The following table lists components of property and equipment by major category (dollars in thousands):

	December 31,		Estimated Useful Lives
	2013	2012	(in years)
Property and equipment:
Land	$25,656	$24,383
Buildings and improvements	59,021	55,709	7	to	40
Equipment	323,603	313,761	3	to	20
	408,280	393,853
Accumulated depreciation	(264,659)	(258,715)
Total property and equipment, net	$143,621	$135,138

 For the year ended December 31, 2013, our total property and equipment balance, excluding accumulated depreciation, increased approximately $10.0 million as a result of acquisitions. The remaining change in the balances between December 31, 2013 and December 31, 2012 was due to routine purchases of equipment, less retirements.

Deferred Loan Costs

Loan acquisition costs are amortized over the life of the applicable indebtedness using a straight-line method that approximates the effective interest method.

Asset Retirement Obligations

We own office equipment, broadcasting equipment, leasehold improvements and transmission towers, some of which are located on, or are housed in, leased property or facilities. At the conclusion of several of these leases we are obligated to dismantle, remove and otherwise properly dispose of and remediate the facility or property. We estimate our asset retirement obligations based upon the cash flows of the costs expected to be incurred and the net present value of those estimated amounts. The asset retirement obligation is recognized as a non-current liability and as a component of the cost of the related asset. Changes to our asset retirement obligation resulting from revisions to the timing or the amount of the original undiscounted cash flow estimates are recognized as an increase or decrease to the carrying amount of the asset retirement obligation and the related asset retirement cost capitalized as part of the related property, plant, or equipment. Changes in the asset retirement obligation resulting from accretion of the net present value of the estimated cash flows are recognized as operating expenses. We recognize depreciation expense of the capitalized cost over the estimated life of the lease. Our estimated obligations become due at varying times during the years 2013 through 2059. The liability recognized for our asset retirement obligations was approximately $516,000 and $505,000 as of December 31, 2013 and 2012, respectively. During the years ended December 31, 2013, 2012 and 2011, we recorded an expense of $17,000, $25,000 and $5,000, respectively, related to our asset retirement obligations.

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

For the year ended December 31, 2013, approximately 25%, 10% and 9% of our broadcast advertising revenue was obtained from advertising sales to advertising customers in the automotive, medical and restaurant industries, respectively. We experienced similar industry-based concentrations of revenue in the years ended December 31, 2012 and 2011. Although our revenues can be affected by changes within these industries, we believe this risk is in part mitigated due to the fact that no one customer accounted for in excess of 5% of our broadcast advertising revenue in any of these periods. Furthermore, we believe that our large geographic operating area partially mitigates the potential effect of regional economic changes.

Earnings Per Share

We compute basic earnings per share by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the relevant period. The weighted-average number of common shares outstanding does not include restricted shares. These shares, although classified as issued and outstanding, are considered contingently returnable until the restrictions lapse and, in accordance with GAAP, are not included in the basic earnings per share calculation until the shares vest. Diluted earnings per share is computed by including all potentially dilutive common shares, including restricted stock and shares underlying stock options, in the diluted weighted-average shares outstanding calculation, unless their inclusion would be antidilutive.

The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Year Ended December 31,
	2013	2012	2011
Weighted-average shares outstanding – basic	57,630	57,170	57,117
Weighted-average shares underlying stock options and restricted shares	342	92	1
Weighted-average shares outstanding - diluted	57,972	57,262	57,118

Valuation of Broadcast Licenses, Goodwill and Other Intangible Assets

From January 1, 1994 through December 31, 2013, we acquired a significant number of television stations. Among the assets acquired in these transactions were broadcast licenses issued by the FCC, goodwill and other intangible assets.

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

Other intangible assets that we have acquired include network affiliation agreements, retransmission agreements, advertising contracts, client lists, talent contracts and leases. Each of our stations is affiliated with at least one broadcast network. We believe that the value of a television station is derived primarily from the attributes of its broadcast license rather than its network affiliation agreement. As a result, we have allocated only minimal values to our network affiliation agreements. We have classified our other intangible assets as definite-lived intangible assets. The amortization period of our other intangible assets is equal to the shorter of their estimated useful life or contract period. When renewing other intangible asset contracts, we incur legal fees which are expensed as incurred.

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

For further discussion of our goodwill, broadcast licenses and other intangible assets, see Note 11 “Goodwill and Intangible Assets”.

Market Capitalization

When we test our broadcast licenses and goodwill for impairment, we also consider our market capitalization. As of December 31, 2013, our market capitalization was greater than our book value.

Accumulated Other Comprehensive Loss

Our accumulated other comprehensive loss balances as of December 31, 2013 and 2012 consist of adjustments to our pension liabilities net of related income tax benefits as follows (in thousands):

	December 31,
	2013	2012
Accumulated balances of items included in accumulated other comprehensive loss:
Increase in pension liability	$(17,064)	$(33,065)
Income tax benefit	(6,655)	(12,895)
Accumulated other comprehensive loss	$(10,409)	$(20,170)

Recent Accounting Pronouncements

We have reviewed all recently issued accounting pronouncements. Of those pronouncements that have been issued but are not yet effective, we do not anticipate a material impact upon our financial statements upon our adoption of those pronouncements.

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This ASU clarifies guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. We are currently evaluating the expected effects of this ASU; however, we do not anticipate that our adoption of this ASU will result in a material change in our financial statement presentation.

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. ASU No. 2013-01 clarifies that ordinary trade receivables and receivables are not in the scope of ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. Specifically, ASU No. 2011-11 applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in the FASB Accounting Standards Codification or subject to a master netting arrangement or similar agreement.

Entities were required to apply the amendments in ASU No. 2013-01 for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. An entity was required to provide the required disclosures retrospectively for all periods presented. The effective date is the same as the effective date of ASU No. 2011-11. Effective January 1, 2013, we implemented this ASU without any impact to our financial statements.

Reclassifications

Certain reclassifications have been made in the current liability and the long-term liability sections of our consolidated balance sheet as of December 31, 2012 in order to conform to the presentation as of December 31, 2013. The reclassifications did not change our total current liabilities or total long-term liabilities as of December 31, 2012.

2.     Acquisitions

Acquisition of Yellowstone Television, LLC

Effective October 31, 2013, we entered into an agreement to acquire Yellowstone Television, LLC (“Yellowstone”).

On November 1, 2013, Yellowstone acquired the following television stations:

●	KGNS-TV in the Laredo, Texas market. Its channels are affiliated with NBC, CW, and Telemundo;

●

KGWN-TV in the Cheyenne, Wyoming-Scottsbluff, Nebraska market. Its channels are affiliated with CBS and CW. KGWN-TV extends throughout the market on KSTF (TV) in Scottsbluff, Nebraska, and K19FX in Laramie, Wyoming;

●	KCHY-LP is the NBC affiliate for the Cheyenne-Scottsbluff market.; and

●	KCWY-TV in the Casper, Wyoming market. Its primary channel is affiliated with NBC.

We paid $23.0 million for 99% of the outstanding equity interests in Yellowstone and incurred fees of approximately $0.2 million in connection with this acquisition, which fees were expensed upon incurrence. The acquisition was financed with cash from operations. In connection therewith, we entered into a put and call option agreement with the owner of Yellowstone, under which we can, at any time beginning October 2, 2014 and ending November 16, 2014, exercise an option to purchase the remaining 1% of the equity of Yellowstone for $10.0 million. If we do not exercise this option, the owner of Yellowstone’s remaining equity interest can, at any time beginning December 15, 2014 and ending December 15, 2015, exercise a right to require us to purchase these interests for an amount equal to the trailing twelve-month gross revenue (excluding political advertising revenue) as calculated as of the last day of the month prior to the delivery of notice by the owner of the exercise of its right to sell. As of December 31, 2013, we have recorded a liability of $9.7 million for the net present value of our estimated $10.0 million obligation under this option agreement. The $0.3 million difference between the net present value and the future value of the liability is being amortized over a period beginning October 31, 2013 and ending October 2, 2014. We have entered into a letter of credit to secure this obligation. Including the $23.0 million paid for 99% of the outstanding equity interests in Yellowstone and the $9.7 million liability for the option agreement, the total consideration transferred, or purchase price, was approximately $32.7 million.

The estimated fair values as of the acquired assets, assumed liabilities and the resulting goodwill are summarized as follows (in thousands):

Description	Amount
Cash	$95
Current portion of program broadcast rights	123
Other current assets	157
Property and equipment	7,249
Broadcast licenses	14,305
Goodwill	9,421
Other intangible assets	1,709
Other	70
Employee compensation and benefits	(109)
Other accrued expenses	(48)
Current portion of program broadcast obligations	(123)
Current portion of long-term debt	(24)
Long-term debt, less current portion	(86)
$32,739

The amounts are based upon management’s estimate of the fair values using valuation techniques including income, cost and market approaches.  In estimating the fair value of the acquired assets and assumed liabilities, the fair value estimates are based on, but not limited to, expected future revenue and cash flows, expected future growth rates, and estimated discount rates.  The amount related to other intangible assets represents the estimated fair values of retransmission agreements of $0.9 million, the advertiser base of $0.6 million, and other intangible assets of $0.2 million. These intangible assets are being amortized over the estimated remaining useful lives of 1.2 years for retransmission agreements, 7.1 years for the advertiser base and a weighted average of 0.4 years for the other intangible assets.  Acquired property and equipment are being depreciated on a straight-line basis over the respective estimated remaining useful lives.  Goodwill is calculated as the excess of the consideration transferred over the fair value of the identifiable net assets acquired and liabilities assumed, and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce, as well as expected future synergies.  We expect that goodwill will be deductible for tax purposes.

The Company’s consolidated results of operations for the year ended December 31, 2013 include the results of Yellowstone since October 31, 2013.  Revenue (less agency commissions) and operating income of Yellowstone included in our consolidated statements of operations were $2.4 million and $0.7 million, respectively, for the year ended December 31, 2013.

Transactions with Excalibur

On October 31, 2013, Gray and Excalibur consummated the acquisition of KJCT-TV, broadcasting ABC, CW, Telemundo and local programming in the Grand Junction, Colorado, market. In that transaction, Excalibur acquired the license assets of KJCT-TV for approximately $3.0 million, and Gray acquired various non-license assets related to KJCT-TV for approximately $9.0 million. Gray financed this acquisition with cash from operations. In connection therewith, we entered into a shared services agreement pursuant to which we provide certain services, including back office, engineering and sales support, and a lease agreement pursuant to which we provide studio and office space to Excalibur. Also in connection with these arrangements, we entered into a put and call option agreement with Excalibur, pursuant to which we have the right to purchase, and Excalibur’s has the right to require us to purchase the license assets of KJCT-TV, subject to FCC consent. Gray paid $0.5 million to Excalibur for this put and call option agreement.

In connection with the acquisition of KJCT-TV’s license assets, Excalibur incurred approximately $3.0 million of debt, which Gray has guaranteed. In compliance with FCC regulations, Excalibur maintains complete responsibility for and control over programming, finances, personnel and operations of KJCT-TV.

The total consideration, or purchase price, paid to acquire KJCT-TV was $12.0 million. The estimated fair values of the acquired assets, assumed liabilities and the resulting goodwill are summarized as follows (in thousands):

Description	Amount
Current portion of program broadcast rights	$53
Other current assets	38
Property and equipment	2,740
Broadcast licenses	4,161
Goodwill	4,466
Other intangible assets	633
Other accrued expenses	(38)
Current portion of program broadcast obligations	(53)
$12,000

These amounts are based upon management’s estimate of the fair values using valuation techniques including income, cost and market approaches.  In estimating the fair value of the acquired assets and assumed liabilities, the fair value estimates are based on, but not limited to, expected future revenue and cash flows, expected future growth rates, and estimated discount rates. The amount related to other intangible assets represents the estimated fair values of retransmission agreements of $0.5 million and income leases of $0.1 million. These intangible assets are being amortized over the estimated remaining useful lives of 2.3 years for retransmission agreements and 10.2 years for income leases. Acquired property and equipment is being depreciated on a straight-line basis over the respective estimated remaining useful lives.  Goodwill is calculated as the excess of the consideration transferred over the fair value of the identifiable net assets acquired and liabilities assumed, and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce, as well as expected future synergies.  We expect that goodwill will be deductible for tax purposes.

The Company’s consolidated results of operations for the year ended December 31, 2013 include the results of Excalibur since October 31, 2013.  Revenue (less agency commissions) and operating income attributable to Excalibur included in our consolidated statements of operations were $0.4 million and $0.2 million, respectively, for the year ended December 31, 2013.

Purchases of Other Broadcast Licenses

In addition to the transactions described above, we acquired other broadcast licenses for a total of $1.3 million during the year ended December 31, 2013. These purchases were financed with cash from operations.

Pending Acquisitions

In addition to the transactions described above, we are also party to a number of agreements relating to additional acquisitions, which transactions remain subject to FCC or other regulatory approvals. We currently anticipate that these transactions will be completed in the first half of 2014 but we cannot provide any assurance the transactions will be consummated within the time frame anticipated, or at all.

Pending Acquisition of WQCW-TV

We have entered into an agreement to acquire WQCW(TV), Portsmouth, Ohio and WOCW-LP, Charleston, West Virginia (collectively, “WQCW-TV”) for $5.5 million. As of December 31, 2013, $0.5 million was being held in escrow, with the remainder of the purchase price payable at closing. As of the date hereof, we have advanced $4.5 million of the purchase price to the seller of WQCW-TV, including the $500,000 previously held in escrow.  WQCW-TV serves as the CW affiliate for the Charleston/Huntington, West Virginia television market, where Gray owns and operates WSAZ-TV, the market’s NBC affiliate. We entered into a local marketing agreement with WQCW effective as of February 1, 2014. We intend to finance the acquisition of WQCW with cash from operations.

Pending Acquisitions from Hoak Media, LLC, Parker Broadcasting, Inc. and Prime Cities Broadcasting, Inc.

On November 20, 2013, we entered into a series of transactions through which Gray and Excalibur have agreed to acquire from Hoak Media, LLC (“Hoak”) and Parker Broadcasting, Inc. (“Parker”) a total of 15 network-affiliated television stations, including satellite stations, in seven markets (after giving effect to stations required to be divested) for $335.0 million in cash, plus a working capital adjustment. In order to comply with regulatory requirements, Gray and Excalibur have entered into agreements to sell Hoak/Parker’s television stations in the Panama City and Grand Junction markets to third parties for an aggregate purchase price of $37.5 million plus a working capital adjustment.

Pursuant to the agreement with Hoak, Gray will acquire the following television stations:

Station	Affiliation	Market
KSFY	ABC/CW	Sioux Falls, SD
KABY*	ABC	Sioux Falls, SD
KPRY*	ABC	Sioux Falls, SD
KVLY	NBC	Fargo-Valley City, ND
KNOE	CBS/CW	Monroe- El Dorado, LA
KFYR	NBC	Minot-Bismarck-Dickinson, ND
KMOT*	NBC	Minot-Bismarck-Dickinson, ND
KUMV*	NBC	Minot-Bismarck-Dickinson, ND
KQCD*	NBC	Minot-Bismarck-Dickinson, ND
KALB	NBC/CBS	Alexandria, LA
KNOP	NBC	North Platte, NE
KIIT-LP	FOX	North Platte, NE
* satellite station

Excalibur’s agreements with Hoak and Parker provide that it will acquire the following television stations:

Station	Affiliation	Market
KHAS	NBC	Lincoln-Hastings-Kearney, NE
KXJB	CBS	Fargo-Valley City, ND
KAQY	ABC	Monroe-El Dorado, LA

Pursuant to the agreement with Hoak, Gray will not acquire the following Hoak television stations, and it has assigned the purchase rights for these stations to a third party:

Station	Affiliation	Market
WMBB	ABC	Panama City, FL
KREX	CBS	Grand Junction-Montrose, CO
KREY*	CBS	Grand Junction-Montrose, CO
KREG*	CBS	Grand Junction-Montrose, CO
* satellite station

Excalibur’s agreement with Parker also provides that it will not acquire KFQX, a FOX affiliate in the Grand Junction-Montrose, CO market, and it instead has assigned the purchase right thereto to a third party.

Separately from the Hoak and Parker transactions, but also on November 20, 2013, Excalibur entered into an agreement to acquire from Prime Cities Broadcasting, Inc. (“Prime Cities”), a company that is unrelated to Hoak and Parker, two Fox-affiliated television stations in one of the markets served by Hoak for $7.5 million in cash, $0.4 million of which is currently being held in escrow, with the remainder of the purchase price payable at closing. The stations to be acquired from Prime Cities are as follows:

Station	Affiliation	Market
KNDX	FOX	Minot-Bismarck-Dickinson, ND
KXND*	FOX	Minot-Bismarck-Dickinson, ND
* satellite station

For each of these transactions, Gray and Excalibur have agreed to enter into industry standard shared services agreements through which Gray will provide back-office services and limited programming to Excalibur’s stations. The shared services arrangements will commence upon the completion of Excalibur’s purchase of those stations. Gray and Excalibur will enter into put and call option agreements through which Gray could thereafter acquire these stations when permitted by applicable law.

Gray currently expects that it will fund the purchase price payable to complete the acquisition of stations from Hoak through a combination of cash on hand and from one or more financing sources, depending on the cost and availability of any such financing. Excalibur intends to seek external financing to obtain the funds necessary to complete these acquisitions, which financing may include the incurrence of additional indebtedness. Although no assurances can be provided as to the form, availability or costs of any financing arrangements, if Excalibur incurs indebtedness to finance these acquisitions, Gray expects that it would provide a guarantee of this indebtedness.

Acquisition of KEVN-TV

On December 18, 2013, we entered into an agreement to acquire KEVN-TV (and its satellite station KIVV-TV), a television station serving Rapid City, South Dakota for $7.8 million, $0.8 million of which is currently being held in escrow, with the remainder of the purchase price payable at closing. We intend to fund the remainder of the purchase price to complete this acquisition through cash on hand and from one or more financing sources, depending on the cost and availability of any such financing.

3.     Long-term Debt

As of December 31, 2013, long-term debt balances consisted of the following (in thousands):

	December 31,
	2013	2012
Long-term debt:
2012 Senior Credit Facility	$159,000	$535,000
2020 Notes	675,000	300,000
Excalibur Loan	3,000	-
Other	48	-
Total outstanding principal	837,048	835,000
Plus unamortized premium or less unamortized discount on our 2020 Notes	5,826	(2,133)
Less current portion	(224)	-
Net carrying value	$842,650	$832,867

Borrowing availability under the 2012 Senior Credit Facility	$30,000	$40,000

2012 Senior Credit Facility

Gray’s 2012 Senior Credit Facility consists of a $40.0 million revolving credit facility (the “2012 Revolving Credit Facility”) and a term loan facility (the “2012 Term Loan”) having an original commitment amount of $555.0 million. Excluding accrued interest, the amount outstanding under the 2012 Senior Credit Facility as of December 31, 2013 and 2012 was $159.0 million and $535.0 million, respectively, consisting solely of term loan balances. The interest rate on the outstanding balance under the 2012 Senior Credit Facility was 4.8% as of both December 31, 2013 and 2012. Also as of December 31, 2013 and 2012, we had a deferred loan cost balance, net of accumulated amortization, of $3.9 million and $4.6 million, respectively, related to the 2012 Senior Credit Facility.

Borrowings under the 2012 Revolving Credit Facility and the 2012 Term Loan bear interest, at our option, based on the Base Rate (as defined below) or the London Interbank Offered Rate (“LIBOR”), in each case plus an applicable margin based on a first lien leverage ratio test as set forth in the 2012 Senior Credit Facility (the “First Lien Ratio Test”). The applicable margin for Base Rate Loans is 1.00% – 1.50% for the 2012 Revolving Credit Facility and 2.50% - 2.75% for the 2012 Term Loan and the applicable margin for LIBOR loans is 2.00% - 2.50% for the 2012 Revolving Credit Facility and 3.50% - 3.75% for the 2012 Term Loan, each subject to a LIBOR floor of 1.0%. Base Rate is defined as the greatest of (i) the administrative agent’s prime rate, (ii) the overnight federal funds rate plus 0.50% and (iii) one-month LIBOR plus 1.0%. We are required to pay a commitment fee on the average daily unused portion of the 2012 Revolving Credit Facility, which rate may range from 0.375% to 0.50% on an annual basis, based on the First Lien Ratio Test. In addition, the 2012 Term Loan also requires us to make quarterly principal repayments equal to 0.25% of the outstanding principal amount of the 2012 Term Loan, which payments began December 31, 2012. However, due to our having made certain additional principal repayments in 2013 and 2012, we are not required to make a principal payment on the 2012 Senior Credit Facility until the year ending December 31, 2019.

As of December 31, 2013, we had a $10.0 million letter of credit outstanding under the 2012 Revolving Credit Facility, which reduced our borrowing availability thereunder to $30 million as of that date.

The 2012 Revolving Credit Facility matures on October 12, 2017 and the 2012 Term Loan matures on October 12, 2019.

Our obligations under the 2012 Senior Credit Facility are secured by substantially all of our and our consolidated subsidiaries' assets, including real estate.  In addition, substantially all of our subsidiaries are joint and several guarantors of, and our ownership interests in those subsidiaries are pledged to collateralize, our obligations under the 2012 Senior Credit Facility.  Excalibur is not a guarantor of, and its assets are not pledged to secure our obligations under, the 2012 Senior Credit Facility. The 2012 Senior Credit Facility contains affirmative and restrictive covenants that we must comply with, including (a) limitations on additional indebtedness, (b) limitations on liens, (c) limitations on the sale of assets, (d) limitations on guarantees, (e) limitations on investments and acquisitions, (f) limitations on the payment of dividends and share repurchases, (g) limitations on mergers, and (h) maintenance of a total leverage ratio not to exceed certain maximum limits, as well as other customary covenants for credit facilities of this type.

As of December 31, 2013 and 2012, we were in compliance with all covenants required under the 2012 Senior Credit Facility.

2020 Notes

As of December 31, 2013 and 2012, we had $675.0 million and $300.0 million, respectively, of our 7 ½% Senior Notes due 2020 (the “2020 Notes”) outstanding. As of December 31, 2013, the coupon interest rate and the yield on the 2020 Notes were 7.5% and 7.3%, respectively. As of December 31, 2013 and 2012, we had a deferred loan cost balance, net of accumulated amortization, of $13.2 million and $7.1 million, related to our 2020 Notes.

On October 18, 2013, we issued $375.0 million of 2020 Notes (the "Additional Notes"). The Additional Notes are an additional issuance of, and rank equally and form a single series with, the 2020 Notes that were issued on October 9, 2012 (the “Original Notes”).  The Additional Notes have the same terms as the Original Notes, including being senior unsecured obligations of the Company. The Additional Notes were issued at a price of 102.125%, resulting in aggregate gross proceeds of approximately $383.0 million, plus accrued and unpaid interest from and including October 1, 2013. The Company used the net proceeds therefrom to repay $376.0 million outstanding under the 2012 Term Loan.

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

The 2020 Notes mature on October 1, 2020. Interest on the 2020 Notes is payable semiannually, on April 1 and October 1 of each year. As of December 31, 2013 and 2012, we were in compliance with all covenants required under the 2020 Notes.

Gray Television, Inc. is a holding company with no independent assets or operations. For all periods presented, the 2020 Notes have been fully and unconditionally guaranteed, on a joint and several, senior unsecured basis, by substantially all of Gray Television, Inc.’s subsidiaries. Any subsidiaries which do not guarantee such notes are “minor” (as defined in Rule 3-10(h) of Regulation S-X). As December 31, 2013, there were no significant restrictions on the ability of Gray Television, Inc.’s subsidiaries to distribute cash to Gray or to the guarantor subsidiaries. Excalibur is not a guarantor of the 2020 Notes.

Excalibur Loan

Excalibur, a VIE whose financial condition and results we consolidate with ours in accordance with GAAP, is party to a $3.0 million loan agreement entered into with a third party on July 31, 2013 (the “Excalibur Loan”). Proceeds from the Excalibur Loan were used by it to purchase the license assets of certain stations. As of December 31, 2013, $3.0 million was outstanding under the Excalibur Loan at an interest rate of 4.75%. As of December 31, 2013, the Excalibur Loan had a deferred loan cost balance, net of accumulated amortization, of $0.2 million.

The Excalibur Loan matures on October 12, 2017.

We have jointly and severally guaranteed Excalibur’s obligations under the Excalibur Loan, including the payment of all unpaid principal and interest thereon.

During the year ended December 31, 2013, interest expense relating to the Excalibur Loan was approximately $30,000.

See Note 1 “Description of Business and Summary of Significant Accounting Policies” and Note 2 “Acquisitions” for more information about Excalibur and these station acquisitions.

Other Costs Relating to Long-term Debt

During the year ended December 31, 2012, we redeemed all of our then-outstanding 10½% Senior Notes due 2015 (the “2015 Notes”) pursuant to a tender offer (the “Tender Offer”) and related redemption (the “Redemption”). In connection with the completion of the Tender Offer and Redemption, we recorded a loss from early extinguishment of debt of approximately $38.6 million in the year ended December 31, 2012.

In connection with the issuance of the Additional Notes in 2013, we incurred estimated issuance costs of approximately $7.3 million, including bank fees and other professional fees. In connection with the issuance of the Original Notes in 2012, we incurred estimated issuance costs of approximately $7.3 million, including bank fees and other professional fees. Net proceeds from the sale of the Original Notes were approximately $290.9 million, after deducting the initial purchasers’ discounts and fees and expenses. We used the net proceeds from the sale of the Original Notes to (i) repurchase all of the 2015 Notes validly tendered and not properly withdrawn in the Tender Offer on or before the early tender deadline thereof, (ii) pay related fees and expenses, including applicable Tender Offer premiums, and (iii) repurchase the outstanding shares of our Series D perpetual preferred stock, including paying accrued dividends thereon.

On October 12, 2012, we amended and restated our prior senior credit facility (the “Prior Credit Facility”) in the form of the 2012 Senior Credit Facility, with Wells Fargo Bank, National Association, as administrative agent, Bank of America, N.A., as syndication agent, Wells Fargo Securities, LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers and joint bookrunners, and the other lenders party thereto. Proceeds from borrowings under the 2012 Senior Credit Facility, together with cash on hand, were used to repay all remaining amounts outstanding under the Prior Credit Facility and to pay related fees and expenses.

In connection with the entry into the 2012 Senior Credit Facility, during the year ended December 31, 2012 we incurred loan issuance costs of approximately $9.9 million, including bank fees and other professional fees. The amendment and restatement of Prior Credit Facility was determined to be a significant modification and, as a result, we recorded a related loss from early extinguishment of debt of approximately $8.1 million in the year ended December 31, 2012.

Maturities

Aggregate minimum principal maturities on long-term debt as of December 31, 2013 were as follows (in thousands):

	Minimum Principal Maturities
Year	2012 Senior Credit Facility	2020 Notes	Excalibur Loan	Other	Total
2014	$-	$-	$200	$24	$224
2015	-	-	200	24	$224
2016	-	-	200	-	$200
2017	-	-	2,400	-	$2,400
2018	-	-	-	-	$-
Thereafter	159,000	675,000	-	-	$834,000
Total	$159,000	$675,000	$3,000	$48	$837,048

Interest Payments

For all of our interest bearing obligations, we made interest payments of approximately $49.4 million, $53.3 million and $57.4 million during 2013, 2012 and 2011, respectively. We did not capitalize any interest payments during the years ended December 31, 2013, 2012 or 2011.

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

The carrying amount of our long-term debt, including the Excalibur Loan, was $842.9 million and $832.9 million, respectively, and the fair value was $877.5 million and $844.0 million, respectively, as of December 31, 2013 and 2012. We classify our long-term debt within Level 2 of the fair value hierarchy.

5.     Stockholders’ Equity

We are authorized to issue 135 million shares of all classes of stock, of which 15 million shares are designated Class A common stock, 100 million shares are designated common stock, and 20 million shares are designated “blank check” preferred stock for which our Board of Directors has the authority to determine the rights, powers, limitations and restrictions. The rights of our common stock and Class A common stock are identical, except that our Class A common stock has 10 votes per share and our common stock has one vote per share. Our common stock and Class A common stock are entitled to receive cash dividends if decided, on an equal per-share basis.

Our Board of Directors has authorized Gray to repurchase an aggregate of up to 5,000,000 shares of its common stock and Class A common stock at times as management deems appropriate, subject to any contractual or other restrictions. As of December 31, 2013, 279,200 shares of our common stock and Class A common stock remain available for repurchase under these authorizations. There is no expiration date for these authorizations. Shares repurchased are held as treasury shares and used for general corporate purposes including, but not limited to, satisfying obligations under our employee benefit plans and long term incentive plan. Treasury stock is recorded at cost. During the years ended December 31, 2013, 2012 and 2011, we did not make any repurchases under these authorizations.

For the years ended December 31, 2013, 2012 and 2011, we did not declare or pay any common stock or Class A common stock dividends.

Except for the payment of dividends in connection with repurchases of shares of our Series D Perpetual Preferred Stock, we did not pay any cash dividends on our Series D Perpetual Preferred Stock in any period presented. See Note 6 “Preferred Stock” for further discussion of our Series D Perpetual Preferred Stock dividend payments and repurchases.

Under our various employee benefit plans, we may, at our discretion, issue authorized and unissued shares, or previously issued shares held in treasury, of our Class A common stock or common stock. As of December 31, 2013, we had reserved 7,431,473 shares and 1,000,000 shares of our common stock and Class A common stock, respectively, for future issuance under various employee benefit plans. As of December 31, 2012, we had reserved 7,892,742 shares and 1,000,000 shares of our common stock and Class A common stock, respectively, for future issuance under various employee benefit plans.

6.     Preferred Stock

In 2008, we issued an aggregate of 1,000 shares of our Series D Perpetual Preferred Stock, no par value. Until the completion of the redemption of all of such shares described below, $8.4 million of original issue discount, transaction fees and expenses related thereto were being accreted over a seven-year period ending June 30, 2015.

In 2012, we repurchased the remaining approximately $25.9 million in face amount of outstanding Series D Perpetual Preferred Stock, and paid $16.7 million in accrued dividends thereon. We used cash on hand and borrowings under our 2020 Notes to fund these transactions. As of December 31, 2013 and 2012, we did not have any shares of our Series D Perpetual Preferred Stock outstanding.

Except for the payment of dividends in connection with the repurchases of shares of our Series D Perpetual Preferred Stock, we did not pay cash dividends on the Series D Perpetual Preferred Stock in any period presented. In accordance with the terms of the Series D Perpetual Preferred Stock, the dividend rate thereon was at 17.0% per annum for the years ended December 31, 2012 and 2011.

7.     Stock-Based Compensation

Long Term Incentive Plan

The 2007 Long Term Incentive Plan, as amended, (the “2007 Incentive Plan”) provides for the grant of incentive stock options, nonqualified stock options, restricted stock awards, stock appreciation rights, and performance awards to our officers, employees and non-employee directors to acquire shares of our Class A common stock or common stock or to receive other awards based on our performance. We recognize the fair value of stock options granted on the date of grant as compensation expense, and such expense is amortized over the vesting period of the stock option. The 2007 Incentive Plan allows us to grant share-based awards for up to 6.0 million shares of stock, with not more than 1.0 million out of that 6.0 million being Class A common stock and the remaining shares being common stock. As of December 31, 2013, 5.0 million shares were available for issuance under the 2007 Incentive Plan. Shares of common stock underlying outstanding options and performance awards are counted as issued under the 2007 Incentive Plan. Under the 2007 Incentive Plan, the options granted typically vest after a two- to four-year period and expire three to eight years after vesting. However, options will vest immediately upon a “change in control” as such term is defined in the 2007 Incentive Plan. All options have been granted with purchase prices that equal the market value of the underlying stock at the close of business on the date of the grant.

Included in corporate and administrative expenses in the years ended December 31, 2013, 2012 and 2011 were $2.0 million, $0.9 million and $0.1 million, respectively, of non-cash expense for stock-based compensation which included amortization of restricted stock and stock option expense.

During the year ended December 31, 2013, we granted 318,852 shares of restricted common stock to our executive officers and as described below, 107,224 of these shares vested in the year ended December 31, 2013. Of the remaining shares granted to our executive officers, 70,542 shares will vest on each of March 19, 2014, March 19, 2015 and March 19, 2016. Also during the year ended December 31, 2013, we granted 63,210 shares of restricted common stock to our non-employee directors. These 63,210 shares vested on January 1, 2014.

During the year ended December 31, 2013, the vesting dates of 107,224 previously granted shares of restricted common stock and stock options to purchase 63,616 shares of common stock held by a former employee were accelerated, resulting in $1.0 million of stock-based compensation expense being recognized by the Company in 2013. Had the vesting dates of these stock awards not been accelerated, these shares of restricted common stock and stock options would have fully vested by March 19, 2016 and April 2, 2016, respectively.

During the year ended December 31, 2012, we granted 432,396 shares of restricted common stock to our executive officers and non-employee directors, and we also granted options to acquire 359,568 shares of our common stock to our executive officers. We later modified the terms of these shares of restricted stock. As a result of the modification, these 432,396 shares of restricted common stock became fully vested on December 14, 2012 and $0.4 million in stock-based compensation expense was recognized during the year ended December 31, 2012 that otherwise would have been recognized in later periods. Had these agreements not been modified, these shares of restricted common stock would have fully vested by April 2, 2015. The modifications affected the restricted stock granted to four executive officers and nine non-employee directors. During the year ended December 31, 2011, we did not grant any stock-based awards under this plan.

A summary of stock option activity related to our common stock for the years ended December 31, 2013, 2012 and 2011 under our 2007 Incentive Plan is as follows:

	Year Ended December 31,
	2013		2012		2011
	Number of Shares Underlying Options	Weighted Average Exercise Price	Number of Shares Underlying Options	Weighted Average Exercise Price	Number of Shares Underlying Options	Weighted Average Exercise Price
Common stock:
Options outstanding - beginning of period	1,316,068	$5.98	1,002,350	$7.50	1,004,750	$7.51
Options granted	-	-	359,568	1.99	-	-
Options exercised	(119,822)	2.34	-	-	-	-
Options forfeited	-	-	(8,700)	5.32	(2,400)	8.61
Options expired	(921,500)	7.64	(37,150)	8.72	-	-
Options outstanding - end of period	274,746	$1.99	1,316,068	$5.98	1,002,350	$7.50

Options exercisable at end of period	68,688	$1.99	956,500	$7.48	1,002,350	$7.50

Information concerning common stock options outstanding as of December 31, 2013 is as follows:

As of December 31, 2013
Number of Options Outstanding	Exercise Price Per Share	Remaining Contractual Life	Number of Options Outstanding That Are Exercisable	Exercise Price per Share of Options That Are Exercisable
		(in years)
274,746	$1.99	7.3	68,688	$1.99
274,746			68,688

The aggregate intrinsic value of outstanding stock options was $3.5 million based on the closing market price of our common stock on December 31, 2013. The aggregate intrinsic value of stock options exercised during the year ended December 31, 2013 was $0.6 million.

A summary of restricted stock activity related to our common stock for the years ended December 31, 2013, 2012 and 2011 under our 2007 Incentive Plan is as follows:

	Year Ended December 31,
	2013		2012		2011
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Number of Shares	Weighted- Average Grant Date Fair Value Per Share

Restricted stock - common:
Outstanding - beginning of period	-	$-	-	$-	-	$-
Granted	382,062	5.20	432,396	1.65	-	-
Vested	(107,224)	7.16	(432,396)	1.65	-	-
Outstanding - end of period	274,838	$4.43	-	$-	-	$-

Directors’ Restricted Stock Plan

On May 14, 2003, our stockholders approved a restricted stock equity incentive plan for our Board of Directors (the “Directors’ Restricted Stock Plan”). We have reserved 1.0 million shares of our common stock for issuance under this plan and, as of December 31, 2013, there were 770,000 shares available for future award. Under the Directors’ Restricted Stock Plan, each director can be awarded up to 10,000 shares of restricted stock each calendar year. We did not grant any shares of restricted common stock to our directors under this plan during the years ended December 31, 2013, 2012 or 2011; however, we did grant certain awards under our 2007 Incentive Plan to members of our Board of Directors. All of the shares granted to the directors under the Directors’ Restricted Stock Plan since its inception were vested as of December 31, 2013.

A summary of restricted stock activity related to our common stock for the years ended December 31, 2013, 2012 and 2011 under our Directors’ Restricted Stock Plan is as follows:

	Year Ended December 31,
	2013		2012		2011
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Number of Shares	Weighted- Average Grant Date Fair Value Per Share

Restricted stock - common:
Outstanding - beginning of period	-	$-	10,000	$4.94	33,000	$5.74
Granted	-	-	-	-	-	-
Vested	-	-	(10,000)	4.94	(23,000)	6.08
Outstanding - end of period	-	$-	-	$-	10,000	$4.94

        As of December 31, 2013, we had $710,434 of total unrecognized compensation cost related to all non-vested share based compensation arrangements. The cost is expected to be recognized over a period of 2.0 years.

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

Federal and state income tax expense (benefit) is summarized as follows (in thousands):

	2013	2012	2011
Current:
Federal	$-	$-	$-
State and local	118	974	359
State and local - reserve for uncertain tax positions	(136)	(1,015)	(905)
Current income tax benefit	(18)	(41)	(546)
Deferred:
Federal	12,218	16,854	4,860
State and local	947	2,375	225
Deferred income tax expense	13,165	19,229	5,085
Total income tax expense	$13,147	$19,188	$4,539

Significant components of our deferred tax liabilities and assets are as follows (in thousands):

	December 31,
	2013	2012
Deferred tax liabilities:
Net book value of property and equipment	$9,797	$10,656
Broadcast licenses, goodwill and other intangibles	285,553	277,939
Total deferred tax liabilities	295,350	288,595

Deferred tax assets:
Liability for accrued consulting	-	118
Liability for accrued vacation	926	850
Liability for accrued bonus	2,401	347
Loan acquisition costs	1,664	1,902
Allowance for doubtful accounts	284	309
Liability under health and welfare plan	936	636
Liability for pension plan	10,501	15,228
Federal operating loss carryforwards	78,597	87,585
State and local operating loss carryforwards	9,922	10,886
Alternative minimum tax carryforwards	386	386
Unearned income	396	613
Network compensation	174	414
Stock options	76	508
Acquisition costs	300	-
Restricted stock	192	-
Other	49	80
Total deferred tax assets	106,804	119,862
Valuation allowance for deferred tax assets	(2,748)	(3,157)
Net deferred tax assets	104,056	116,705

Deferred tax liabilities, net of deferred tax assets	$191,294	$171,890

 We have approximately $225.1 million in federal operating loss carryforwards, which expire during the years 2022 through 2031. Additionally, we have an aggregate of approximately $245.0 million of various state operating loss carryforwards. We project to have taxable income in the carryforward periods. Therefore, we believe that it is more likely than not that the federal net operating loss carryforwards will be fully utilized.

A valuation allowance has been provided for a portion of the state net operating loss carryforwards. We believe that we will not meet the more likely than not threshold in certain states due to the uncertainty of generating sufficient income. Therefore, the state valuation allowance at December 31, 2013 and 2012 was $2.7 million and $3.2 million, respectively.

Our total valuation allowance provided for deferred income tax assets decreased $0.4 million for the year ended December 31, 2013 due to changes in estimated utilization of state operating loss carryforwards. Our total valuation allowance provided for deferred income tax assets decreased $1.5 million for the year ended December 31, 2012 due to changes in estimated utilization of state operating loss carryforwards and the full utilization of our operating loss carryforwards.

A reconciliation of income tax expense at the statutory federal income tax rate and income taxes as reflected in the consolidated financial statements for the years ended December 31, 2013, 2012 and 2011 is as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Statutory federal rate applied to income before income tax expense	$11,002	$16,561	$4,751
Current year permanent items	669	825	229
State and local taxes, net of federal tax benefit	1,432	4,191	710
Change in valuation allowance	(409)	(1,463)	(252)
Reserve for uncertain tax positions	(136)	(1,015)	(905)
Other items, net	589	89	6
Income tax expense as recorded	$13,147	$19,188	$4,539

Effective income tax rate	41.8%	40.6%	33.4%

As of each year end, we are required to adjust our pension liability to an amount equal to the funded status of our pension plans with a corresponding adjustment to other comprehensive income on a net of tax basis. During 2013, we decreased our recorded non-current pension liability by $16.0 million and recognized other comprehensive gain of $9.8 million, net of a $6.2 million tax expense. During 2012, we increased our recorded non-current pension liability by $6.2 million and recognized other comprehensive loss of $3.8 million, net of a $2.4 million tax benefit. During 2011, we increased our recorded non-current pension liability by $13.8 million and recognized other comprehensive loss of $8.4 million, net of a $5.4 million tax benefit.

In 2013, 2012 and 2011, we made income tax payments (net of refunds) of $0.5 million, $0.8 million and $0.5 million, respectively. At December 31, 2013 and 2012, we had current income taxes payable of approximately $1.5 million and $1.9 million, respectively.

We prescribe a recognition threshold and measurement attribution for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities.

As of December 31, 2013 and 2012, we had approximately $1.5 million and $1.6 million, respectively, of unrecognized tax benefits. All of these unrecognized tax benefits would impact our effective tax rate if recognized. The liability for unrecognized tax benefits is recorded net of any federal tax benefit that would result from payment.

We have accrued estimates of interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2013 and 2012, we had recorded a liability for potential penalties and interest of approximately $0.7 million and $0.7 million, respectively, related to uncertain tax positions.

The following table summarizes the activity related to our unrecognized tax benefits, net of federal benefit, excluding interest and penalties for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Year Ended December 31,
	2013	2012	2011
Balance at beginning of period	$880	$1,597	$2,342
Reduction in benefit from lapse in statute of limitations	(98)	(717)	(745)
Balance at end of period	$782	$880	$1,597

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

The measurement dates used to determine the benefit information for our active defined benefit pension plan were December 31, 2013 and 2012, respectively. The following summarizes the active pension plan’s funded status and amounts recognized on our consolidated balance sheets at December 31, 2013 and 2012, respectively (dollars in thousands):

	December 31,
	2013	2012
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$83,236	$67,033
Service cost	5,165	4,452
Interest cost	3,553	3,315
Actuarial (gains) losses	(7,158)	9,546
Benefits paid	(1,263)	(1,110)
Projected benefit obligation at end of year	$83,533	$83,236

Change in plan assets:
Fair value of pension plan assets at beginning of year	$46,662	$35,011
Actual return on plan assets	8,216	3,728
Company contributions	4,448	9,033
Benefits paid	(1,263)	(1,110)
Fair value of pension plan assets at end of year	58,063	46,662
Funded status of pension plan	$(25,470)	$(36,574)

Amounts recognized in our balance sheets consist of:
Accrued benefit cost	$(10,337)	$(6,336)
Accumulated other comprehensive income	(15,133)	(30,238)
Net liability recognized	$(25,470)	$(36,574)

The accumulated benefit obligation amounts for our active defined benefit pension plan were $72.2 million and $71.8 million at December 31, 2013 and 2012, respectively. The long-term rate of return on assets assumption was chosen from a best estimate range based upon the anticipated long-term returns for asset categories in which the pension plan is invested. The long-term rate of return may be viewed as the sum of (i) 3% inflation, (ii) a 1% risk-free rate of return and (iii) a 3% risk premium. The estimated rate of increase in compensation levels is based on historical compensation increases for our employees.

	Year Ended December 31,
	2013	2012
Weighted-average assumptions used to determine net periodic benefit cost for our active pension plan:
Discount rate	4.31%	4.84%
Expected long-term rate of return on pension plan assets	7.00%	7.00%
Estimated rate of increase in compensation levels	5.63%	5.63%

	As of December 31,
	2013	2012
Weighted-average assumptions used to determine benefit obligations:
Discount rate	4.97%	4.31%
Estimated rate of increase in compensation levels	5.63%	5.63%

Pension expense is computed using the projected unit credit actuarial cost method. The net periodic pension cost for our active pension plan includes the following components (in thousands):

	Year Ended December 31,
	2013	2012	2011
Components of net periodic pension cost:
Service cost	$5,165	$4,452	$3,447
Interest cost	3,553	3,315	2,943
Expected return on plan assets	(3,400)	(2,609)	(2,351)
Recognized net actuarial loss	3,131	2,527	958
Net periodic pension cost	$8,449	$7,685	$4,997

For our active pension plan, the estimated future benefit payments are as follows (in thousands):

Years	Amount
2014	$1,838
2015	1,981
2016	2,216
2017	2,463
2018	2,730
2019 - 2023	20,973

The active pension plan’s weighted-average asset allocations by asset category were as follows:

	As of December 31,
	2013	2012
Asset category:
Insurance general account	32%	37%
Cash management accounts	3%	3%
Equity accounts	60%	54%
Fixed income account	5%	6%
Total	100%	100%

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

 Our equity portfolio contains securities of companies necessary to build a diversified portfolio, and that we believe are financially sound. Our fixed income portfolio contains obligations generally rated A or better with no maturity restrictions and an actively managed duration. The cash equivalents strategy uses securities of the highest credit quality.

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

The following table presents the fair value of our active pension plan’s assets and classifies them by level within the fair value hierarchy as of December 31, 2013 and 2012, respectively (in thousands):

Active Pension Plan Fair Value Measurements

	As of December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Insurance general account	$-	$18,759	$-	$18,759
Cash management accounts	-	1,959	-	1,959
Equity accounts	-	34,603	-	34,603
Fixed income account	-	2,742	-	2,742
Total	$-	$58,063	$-	$58,063

	As of December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Insurance general account	$-	$17,381	$-	$17,381
Cash management accounts	-	1,457	-	1,457
Equity accounts	-	24,911	-	24,911
Fixed income account	-	2,913	-	2,913
Total	$-	$46,662	$-	$46,662

Acquired Pension Plans

In 2002 and 1998, we acquired companies with two underfunded pension plans (the “Acquired Pension Plans”). The Acquired Pension Plans were frozen by their prior plan sponsors and no new participants can be added to the Acquired Pension Plans. As of December 31, 2013, the Acquired Pension Plans had combined plan assets of $5.5 million and combined projected benefit obligations of $6.9 million. As of December 31, 2012, the Acquired Pension Plans had combined plan assets of $4.9 million and combined projected benefit obligations of $7.4 million. The net liability for the two Acquired Pension Plans is recorded as a liability in our financial statements as of December 31, 2013 and 2012.

Contributions

We expect to contribute a combined total of approximately $6.1 million to our active pension plan and the Acquired Pension Plans during the year ending December 31, 2014.

Capital Accumulation Plan

The Capital Accumulation Plan provides additional retirement benefits for substantially all employees. The Capital Accumulation Plan provides our employees with an investment option in our common stock and Class A common stock. It also allows for a matching contribution to be made by the Company in the form of our common stock. On December 9, 2008 and May 2, 2007, our Board of Directors increased the number of shares reserved for the Capital Accumulation Plan by 2,000,000 and 1,000,000 shares of our common stock, respectively. As of December 31, 2013, 1,595,753 shares remained available for issuance under the plan.

We may match employee contributions to the Capital Accumulation Plan, and such contributions may not exceed 6% of the employees’ gross pay. Our percentage match amount, if any, is determined by our Board of Directors before the beginning of each plan year and is made by a contribution of our common stock. Effective December 31, 2008, our Board of Directors suspended our matching contributions for the majority of our employees. For the years ended December 31, 2013, 2012 and 2011, our percentage match was 50% for certain employees included in a collective bargaining unit at one of our stations, although we did not match contributions for the remainder of our employees. Our contributions vest, based upon each employee’s number of years of service, over a period not to exceed five years.

Our matching contributions for the years ended December 31, 2013, 2012 and 2011 are as follows (in thousands):

	Year Ended December 31,
	2013		2012		2011
	Shares	Amount	Shares	Amount	Shares	Amount
Matching contributions to the Capital Accumulation Plan	5,235	$28	14,293	$26	13,753	$29

10.     Commitments and Contingencies

We have various contractual and other commitments requiring future payments. These commitments include amounts required to be paid to complete pending acquisitions, to purchase equipment, and under operating lease commitments for equipment, land and office space. We also have commitments for various syndicated television programs. Future minimum payments for these commitments as of December 31, 2013 are as follows (in thousands):

Year	Acquisition Commitments (1)	Equipment	Operating Leases	Syndicated Television Programming	Total
2014	$317,950	$592	$1,679	$3,344	$323,565
2015	-	-	1,155	8,841	9,996
2016	-	-	978	5,817	6,795
2017	-	-	701	1,539	2,240
2018	-	-	639	420	1,059
Thereafter	-	-	2,716	579	3,295
Total	$317,950	$592	$7,868	$20,540	$346,950

(1)	Gives effect to amounts receivable in connection with required station divestitures arising from such acquisitions.

The amounts in the table above are estimates of commitments that are in addition to the liabilities accrued for on our consolidated balance sheet as of December 31, 2013.

Acquisition Commitments

At December 31, 2013, we had various acquisitions pending approval of the FCC or other regulatory authority, all as described in Note 2 “Acquisitions – Pending Acquisitions.” The amounts in the table above include all amounts that would be payable in connection with the entry into various put and call options agreements between Gray and Excalibur totaling $1.4 million, which we anticipate would be paid at the closing of the respective acquisitions.

Leases

We have no material capital leases. Where leases include rent holidays, rent escalations, rent concessions and leasehold improvement incentives, the value of these incentives are amortized over the lease term including anticipated renewal periods. Leasehold improvements are depreciated over the associated lease term including anticipated renewal periods. Rent expense resulting from operating leases for the years ended December 31, 2013, 2012 and 2011 were $1.6 million, $1.5 million and $1.5 million, respectively.

Sports Marketing Agreement

On October 12, 2004, the University of Kentucky (“UK”) awarded a sports marketing agreement jointly to us and IMG Worldwide, Inc. (“IMG”) (the “UK Agreement”). The UK Agreement expires April 15, 2015.

The UK Agreement provides that we will share in profits in excess of certain amounts specified by the agreement, if any, but not losses. The agreement also provides that we will separately retain all local broadcast advertising revenue and pay all local broadcast expenses for activities under the agreement. Under the agreement, IMG agreed to make all license fee payments to UK. However, if IMG is unable to pay the license fee to UK, we will then be required to pay the unpaid portion of the license fee to UK. As of December 31, 2013, the aggregate license fee to be paid by IMG to UK over the remaining term of the agreement is approximately $13.3 million. If we make advances on behalf of IMG, IMG is required to reimburse us for the amount paid within 60 days after the close of each contract year, which ends on June 30th. IMG has also agreed to pay interest on any advance at a rate equal to the prime rate. During the year ended December 31, 2013, we did not advance any amounts to UK on behalf of IMG under this agreement. As of December 31, 2013, we do not consider the risk of non-performance by IMG to be high.

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

11.     Goodwill and Intangible Assets

During the years ended December 31, 2013 and 2012, we acquired various television broadcast stations and broadcast licenses. As a result of these acquisitions, our goodwill and intangible balances increased during each of these years. See Note 2 “Acquisitions” for more information regarding these transactions. A summary of changes in our goodwill and other intangible assets, on a net basis, for the years ended December 31, 2013 and 2012 is as follows (in thousands):

A summary of changes in our goodwill, on a gross basis, for the years ended December 31, 2013 and 2012 is as follows (in thousands):

	Net Balance at December 31, 2012	Additions	Impairment	Amortization	Net Balance at December 31, 2013
Goodwill	$170,522	$13,887	$-	$-	$184,409
Broadcast licenses	819,188	19,794	-	-	838,982
Definite lived intangible assets	637	2,343	-	(336)	2,644
Total intangible assets net of accumulated amortization	$990,347	$36,024	$-	$(336)	$1,026,035

	Net Balance at December 31, 2011	Additions	Impairment	Amortization	Net Balance at December 31, 2012
Goodwill	170,522	$-	$-	$-	$170,522
Broadcast licenses	818,981	207	-	-	819,188
Definite lived intangible assets	712	-	-	(75)	637
Total intangible assets net of accumulated amortization	$990,215	$207	$-	$(75)	$990,347

	As of December 31, 2012	Additions	Impairment	As of December 31, 2013
Goodwill, gross	$269,118	$13,887	$-	$283,005
Accumulated goodwill impairment	(98,596)	-	-	(98,596)
Goodwill, net	$170,522	$13,887	$-	$184,409

	As of December 31, 2011	Additions	Impairment	As of December 31, 2012
Goodwill, gross	$269,118	$-	$-	$269,118
Accumulated goodwill impairment	(98,596)	-	-	(98,596)
Goodwill, net	$170,522	$-	$-	$170,522

As of December 31, 2013 and 2012, our intangible assets and related accumulated amortization consisted of the following (in thousands):

	As of December 31, 2013			As of December 31, 2012
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets not subject to amortization:
Broadcast licenses	$892,681	$(53,699)	$838,982	$872,887	$(53,699)	$819,188
Goodwill	184,409	-	184,409	170,522	-	170,522
	$1,077,090	$(53,699)	$1,023,391	$1,043,409	$(53,699)	$989,710

Intangible assets subject to amortization:
Network affiliation agreements	$1,264	$(1,264)	$-	$1,264	$(1,264)	$-
Other definite lived intangible assets	15,826	(13,182)	2,644	13,484	(12,847)	637
	$17,090	$(14,446)	$2,644	$14,748	$(14,111)	$637

Total intangibles	$1,094,180	$(68,145)	$1,026,035	$1,058,157	$(67,810)	$990,347

Amortization expense for the years ended December 31, 2013, 2012 and 2011 was $0.3 million, $0.1 million and $0.1 million, respectively. Based on the current amount of intangible assets subject to amortization, we expect that amortization expense for the succeeding five years will be as follows: 2014, $972,000; 2015, $593,000; 2016, $157,000; 2017, $152,000; and 2018, $141,000. If and when acquisitions and dispositions occur in the future, actual amounts may vary from these estimates.

Impairment of goodwill and broadcast license

As of December 31, 2013 and 2012, we tested our goodwill, broadcast licenses and other intangible asset recorded values for potential impairment and concluded that the balances were reasonably stated. As a result, we did not record an impairment expense for our goodwill, broadcast licenses or other intangible assets during 2013, 2012 or 2011.

See Note 1 “Description of Business and Summary of Significant Accounting Policies” for further discussion of our accounting policies regarding goodwill, broadcast licenses and other intangible assets.

12.     Selected Quarterly Financial Data (Unaudited)

	Fiscal Quarter
	First	Second	Third	Fourth
	(In thousands, except for per share data)
Year Ended December 31, 2013:
Revenue (less agency commissions)	$78,169	$84,285	$88,288	$95,556
Operating income	15,060	21,312	24,220	23,288
Net income	870	5,144	7,073	5,201
Net income available to common stockholders	870	5,144	7,073	5,201

Basic net income per share available to common stockholders	$0.02	$0.09	$0.12	$0.09

Diluted net income per share available to common stockholders	$0.02	$0.09	$0.12	$0.09

Year Ended December 31, 2012:
Revenue (less agency commissions)	$80,674	$94,691	$102,879	$126,587
Operating income	20,821	33,046	41,063	58,511
Net income (loss)	3,371	10,994	15,873	(2,109)
Net income (loss) available to common stockholders	2,192	9,815	14,640	(2,613)

Basic net income (loss) per share available to common stockholders	$0.04	$0.17	$0.26	$(0.05)

Diluted net income (loss) per share available available to common stockholders	$0.04	$0.17	$0.26	$(0.05)

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2013 identified in connection with this evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information to be set forth under the headings “Election of Directors,” “Board Committees And Membership,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in our definitive Proxy Statement for the 2014 Annual Meeting of Stockholders (to be filed within 120 days after December 31, 2013) is incorporated herein by reference. In addition, the information set forth under "Executive Officers of the Registrant" in Part I of this Report is incorporated herein by reference.

Item 11. Executive Compensation.

The information to be set forth under the headings “Executive Compensation,” “Report of Management Personnel Committee” and “Compensation Committee Interlocks and Insider Participation” in our definitive Proxy Statement for the 2014 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information to be set forth under the heading "Beneficial Share Ownership" in our definitive Proxy Statement for the 2014 Annual Meeting of Stockholders is incorporated herein by reference.

Equity Compensation Plan Information

The following table gives information about the common stock and Class A common stock that may be issued upon the exercise of options, warrants and rights under all existing equity compensation plans as of December 31, 2013.

Equity Compensation Plan Information

				Number of securities remaining
	Number of securities to		Weighted-average	available for future issuance
	be issued upon exercise		exercise price of	under equity compensation
	of outstanding options,		outstanding options,	plans (excluding securities
Plan Category	warrants and rights		warrants and rights	reflected in 1st column)

Common Stock:
Equity compensation plans approved by security holders	274,746	(1)	$1.99	4,560,974	(1) (2)

Equity compensation plans not approved by security holders	-		$-	-
Total	274,746			4,560,974

Class A Common Stock:
Equity compensation plans approved by security holders	-	(1)	$-	1,000,000	(1)

Equity compensation plans not approved by security holders	-		$-	-
Total	-			1,000,000

(1)

Under our 2007 Long-Term Incentive Plan, as of December 31, 2013, we were authorized to issue additional awards to acquire up to 4,790,974 shares of either our common stock or our Class A common stock; however, of this amount, we cannot grant share-based awards to acquire in excess of 1,000,000 shares of our Class A common stock. For purposes of this disclosure, we have assumed the future issuance of share-based awards to acquire 3,790,974 shares of our common stock and 1,000,000 shares of our Class A common stock, the maximum number of shares of Class A common stock issuable. We may, from time to time in the future, issue awards exercisable for more shares of common stock and less shares of Class A common stock.

(2)	Includes 770,000 shares of our common stock that are issuable under our Directors’ Restricted Stock Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information to be set forth under the headings "Certain Relationships and Related Party Transactions" and "Corporate Governance" in our definitive Proxy Statement for the 2014 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information to be set forth under the heading “Proposal 3 – Ratification of the Company’s Independent Registered Public Accounting Firm for 2014” in our definitive Proxy Statement for the 2014 Annual Meeting of Stockholders concerning principal accountant fees and services is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	List of Financial Statements and Financial Statement Schedules:

(1)	Financial Statements. See Part II, Item 8 for the index of financial statements.

(2)	Financial statement schedules: The following financial statement schedule of Gray Television, Inc. is included in Item 15(c): Schedule II – Valuation and qualifying accounts.

All other schedules for which provision is made in the applicable accounting regulation of the SEC are not required under the related instructions or are inapplicable and therefore have been omitted.

(b)	Exhibits:

Exhibit Number	Description of Documents

2.1	Purchase Agreement, dated as of November 20, 2013, among Hoak Media LLC and Gray Television Group, Inc.

3.1	Restated Articles of Incorporation of Gray Television, Inc. (incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K (File No. 001-13796) for the year ended December 31, 2009)

3.2	Bylaws of Gray Television, Inc. as amended through June 5, 2013 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on June 6, 2013)

4.1

Indenture, dated as of October 9, 2012, by and among Gray Television, Inc., the guarantors signatory thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on October 9, 2012)

Exhibit Number	Description of Documents

4.2

Supplemental Indenture, dated as of October 18, 2013, by and among Gray Television, Inc., the guarantors signatory thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on October 21, 2013)

4.3	Second Supplemental Indenture, dated as of December 31, 2013, by and among Gray Television, Inc., the guarantors signatory thereto and U.S. Bank National Association, as Trustee

4.4	Form of 7½% Senior Note due 2020 (incorporated by reference to Exhibit B to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on October 9, 2012)

10.1	Director Restricted Stock Plan (incorporated by reference to Exhibit 10.12 to our Annual Report on Form 10-K (File No. 001-13796) for the year ended December 31, 2002)*

10.2

Amended and Restated Credit Agreement, dated as of October 12, 2012, by and among Gray Television, Inc., as borrower, the lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Bank, Bank of America, N.A., as Syndication Agent, and Wells Fargo Securities, LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Joint Lead Arrangers and Joint Bookrunners (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on October 15, 2012)

10.3

Collateral Agreement, dated as of March 19, 2007, by and among Gray Television, Inc. and certain of its Subsidiaries as Grantors, in favor of Wachovia Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q (File No. 001-13796) for the quarterly period ended March 31, 2007)

10.4

Guaranty Agreement, dated as of March 19, 2007, by and among certain Subsidiaries of Gray Television, Inc., as Guarantors, in favor of Wachovia Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q (File No. 001-13796) for the quarterly period ended March 31, 2007)

10.5

Form of Nonqualified Stock Option Award Agreement Pursuant to 2007 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012)*

10.6

Form of Restricted Stock Award Agreement Pursuant to 2007 Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012)*

Exhibit Number	Description of Documents

10.7	2007 Long Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012)*

10.8	Description of Annual Incentive Plan Structure*

21.1	Subsidiaries of the Registrant

23.1	Consent of McGladrey LLP

31.1	Rule 13a-14(a) Certificate of Chief Executive Officer

31.2	Rule 13a-14(a) Certificate of Chief Financial Officer

32.1	Section 1350 Certificate of Chief Executive Officer

32.2	Section 1350 Certificate of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.

(c)	Financial Statement Schedules – The response to this section is submitted as a part of Item 15 (a) (1) and (2).

GRAY TELEVISION, INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Col. A	Col. B	Col. C		Col. D	Col. E
		Additions
Description	Balance at Beginning of Period	(1) Charged to Costs and Expenses	(2) Charged to Other Accounts	Deductions (a)	Balance at End of Period

Year Ended December 31, 2013:
Allowance for doubtful accounts	$2,064	$432	$-	$(1,766)	$730
Valuation allowance for deferred tax assets	$3,157	$92	$-	$(501)	$2,748

Year Ended December 31, 2012:
Allowance for doubtful accounts	$2,314	$140	$-	$(390)	$2,064
Valuation allowance for deferred tax assets	$4,620	$4	$-	$(1,467)	$3,157

Year Ended December 31, 2011:
Allowance for doubtful accounts	$1,051	$1,853	$-	$(590)	$2,314
Valuation allowance for deferred tax assets	$4,871	$198	$-	$(449)	$4,620

(a)

Deductions from allowance for doubtful accounts represent write-offs of receivable balances not considered collectible. In 2013, the deduction from the valuation allowance for deferred tax assets represents changes in estimates of our future taxable income and our estimated future usage of certain net operating loss carryforwards, as well as expiration of certain net operating loss carryforwards. In 2012, the deduction from the valuation allowance for deferred tax assets represents changes in estimates of our future taxable income and our estimated future usage of certain net operating loss carryforwards as well as expiration of certain net operating loss carryforwards. In 2011, the deduction from the valuation allowance for deferred tax assets represents changes in estimates of our future taxable income and our estimated future usage of certain net operating loss carryforwards.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gray Television, Inc.

Date: March 11, 2014	By:	/s/ HILTON H. HOWELL, JR.
Hilton H. Howell, Jr.,
Vice-Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 11, 2014	By:	/s/ WILLIAM E. MAYHER, III
William E. Mayher, III, Chairman of the Board

Date: March 11, 2014	By:	/s/ RICHARD L. BOGER
Richard L. Boger, Director

Date: March 11, 2014	By:	/s/ T. L. ELDER
T. L. Elder, Director

Date: March 11, 2014	By:	/s/ HILTON H. HOWELL, JR.
Hilton H. Howell, Jr., Vice-Chairman, President and Chief Executive Officer, Director

Date: March 11, 2014	By:	/s/ ROBIN R. HOWELL
Robin R. Howell, Director

Date: March 11, 2014	By:	/s/ HOWELL W. NEWTON
Howell W. Newton, Director

Date: March 11, 2014	By:	/s/ HUGH E. NORTON
Hugh E. Norton, Director

Date: March 11, 2014	By:	/s/ HARRIETT J. ROBINSON
Harriett J. Robinson, Director

Date: March 11, 2014	By:	/s/ JAMES C. RYAN
James C. Ryan,
Sr. Vice President and Chief Financial Officer

Date: March 11, 2014	By:	/s/ JACKSON S. COWART, IV
Jackson S. Cowart, IV, Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description of Documents

2.1	Purchase Agreement, dated as of November 20, 2013, among Hoak Media LLC and Gray Television Group, Inc.

4.3	Second Supplemental Indenture, dated as of December 31, 2013, by and among Gray Television, Inc., the guarantors signatory thereto and U.S. Bank National Association, as Trustee

10.8	Description of Annual Incentive Plan Structure*

21.1	Subsidiaries of the Registrant

23.1	Consent of McGladrey LLP

31.1	Rule 13a-14(a) Certificate of Chief Executive Officer

31.2	Rule 13a-14(a) Certificate of Chief Financial Officer

32.1	Section 1350 Certificate of Chief Executive Officer

32.2	Section 1350 Certificate of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.