Form 10-Q
period 2014-03-31
GRAY TELEVISION INC
filed 2014-05-08
CIK 43196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ✔    No_____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ✔      No_____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes           No    ✔

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock (No Par Value)	Class A Common Stock (No Par Value)
52,533,029 shares outstanding as of April 30, 2014	5,989,314 shares outstanding as of April 30, 2014

INDEX

GRAY TELEVISION, INC.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

GRAY TELEVISION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands)

	March 31, 2014	December 31, 2013
Assets:
Current assets:
Cash	$27,044	$13,478
Accounts receivable, less allowance for doubtful accounts of $1,176 and $730, respectively	69,429	70,047
Current portion of program broadcast rights, net	5,290	7,656
Deferred tax asset	34,113	34,113
Prepaid and other current assets	11,268	5,293
Total current assets	147,144	130,587

Property and equipment, net	139,585	143,621
Deferred loan costs, net	16,706	17,293
Broadcast licenses	838,983	838,982
Goodwill	184,389	184,409
Other intangible assets, net	2,355	2,644
Investment in broadcasting company	13,599	13,599
Other	3,170	3,289
Total assets (1)	$1,345,931	$1,334,424

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands except for share data)

	March 31, 2014	December 31, 2013
Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$3,247	$2,256
Employee compensation and benefits	11,745	16,759
Accrued interest	25,336	12,703
Accrued network programming fees	3,320	2,467
Other accrued expenses	15,129	14,897
Federal and state income taxes	1,500	1,550
Current portion of program broadcast obligations	6,448	9,707
Deferred revenue	3,469	2,522
Current portion of long-term debt	203	224
Total current liabilities	70,397	63,085

Long-term debt, less current portion	842,360	842,650
Program broadcast obligations, less current portion	1,507	1,520
Deferred income taxes	226,256	225,407
Accrued pension costs	27,535	26,925
Other	803	827
Total liabilities (1)	1,168,858	1,160,414

Commitments and contingencies (Note 6)

Stockholders’ equity:
Common stock, no par value; authorized 100,000,000 shares, issued 57,324,331 shares and 57,010,878 shares, respectively	484,519	483,055
Class A common stock, no par value; authorized 15,000,000 shares, issued 7,567,868 shares and 7,331,574 shares, respectively	15,934	15,321
Accumulated deficit	(249,723)	(251,000)
Accumulated other comprehensive loss, net of income tax benefit	(10,409)	(10,409)
	240,321	236,967
Treasury stock at cost, common stock, 4,791,481 shares and 4,768,925 shares, respecitvely	(40,850)	(40,559)
Treasury stock at cost, Class A common stock, 1,578,554 shares	(22,398)	(22,398)
Total stockholders’ equity	177,073	174,010
Total liabilities and stockholders’ equity	$1,345,931	$1,334,424

See notes to condensed consolidated financial statements.

(1) Our consolidated total assets as of March 31, 2014 and December 31, 2013 included total assets of $6.7 million and $6.8 million, respectively, of a variable interest entity (“VIE”). These assets can only be used to settle the obligations of the VIE. Our consolidated total liabilities as of March 31, 2014 and December 31, 2013 included total liabilities of $3.0 million and $3.1 million, respectively, of the VIE. As of March 31, 2014 and December 31, 2013, the creditors of the VIE had recourse against Gray for $2.95 million and $3.0 million of these liabilities, respectively.

GRAY TELEVISION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except for per share data)

	Three Months Ended March 31,
	2014	2013

Revenue (less agency commissions)	$91,297	$78,169
Operating expenses before depreciation, amortization and loss (gain) on disposal of assets, net:
Broadcast	60,384	53,494
Corporate and administrative	6,499	3,824
Depreciation	6,384	5,800
Amortization of intangible assets	289	19
Loss (gain) on disposals of assets, net	331	(28)
Operating expenses	73,887	63,109
Operating income	17,410	15,060
Other income (expense):
Miscellaneous income, net	-	1
Interest expense	(15,274)	(12,540)
Income before income taxes	2,136	2,521
Income tax expense	859	1,651
Net income	$1,277	$870

Basic per share information:
Net income	$0.02	$0.02
Weighted average shares outstanding	57,847	57,523

Diluted per share information:
Net income	$0.02	$0.02
Weighted average shares outstanding	58,286	57,701

Dividends declared per common share	$-	$-

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)

(in thousands, except for number of shares)

	Class A Common Stock		Common Stock		Accumulated	Class A Treasury Stock		Common Treasury Stock		Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Deficit	Shares	Amount	Shares	Amount	Loss	Total

Balance at December 31, 2013	7,331,574	$15,321	57,010,878	$483,055	$(251,000)	(1,578,554)	$(22,398)	(4,768,925)	$(40,559)	$(10,409)	$174,010

Net income	-	-	-	-	1,277	-	-	-	-	-	1,277

Issuance of common stock:
401(k) plan	-	-	492	6	-	-	-	-	-	-	6
2007 Long Term Incentive Plan - restricted stock	236,294	-	312,961	-	-	-	-	(22,556)	(291)	-	(291)

Share-based compensation	-	613	-	1,458	-	-	-	-	-	-	2,071

Balance at March 31, 2014	7,567,868	$15,934	57,324,331	$484,519	$(249,723)	(1,578,554)	$(22,398)	(4,791,481)	$(40,850)	$(10,409)	$177,073

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2014	2013
Operating activities
Net income	$1,277	$870
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,384	5,800
Amortization of intangible assets	289	19
Amortization of deferred loan costs	692	411
Amortization of original issue (premium) and discount related to long-term debt	(216)	69
Amortization of restricted stock and stock option awards	2,071	136
Amortization of program broadcast rights	2,913	2,837
Payments on program broadcast obligations	(3,823)	(2,853)
Common stock contributed to 401(k) plan	6	7
Deferred income taxes	849	1,641
Loss (gain) on disposals of assets, net	331	(28)
Other	546	426
Changes in operating assets and liabilities:
Receivables	618	3,500
Other current assets	(5,851)	(1,142)
Accounts payable	992	(378)
Other current liabilities	(3,272)	148
Accrued interest	12,633	6,090
Net cash provided by operating activities	16,439	17,553

Investing activities
Purchases of property and equipment	(3,802)	(6,460)
Purchase of broadcast licenses	-	(1,247)
Proceeds from asset sales	981	30
Other	161	-
Net cash used in investing activities	(2,660)	(7,677)

Financing activities
Repayments of borrowings on long-term debt	(108)	-
Proceeds from issuance of common stock	-	47
Deferred and other loan costs	(105)	-
Net cash (used in) provided by financing activities	(213)	47
Net increase in cash	13,566	9,923
Cash at beginning of period	13,478	11,067
Cash at end of period	$27,044	$20,990

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.     Basis of Presentation

The accompanying condensed consolidated balance sheet of Gray Television, Inc. (and its consolidated subsidiaries, except as the context otherwise provides,“Gray,” the “Company,” “we,” “us,” and “our”) as of December 31, 2013, which was derived from the Company’s audited financial statements as of December 31, 2013 and our accompanying unaudited condensed consolidated financial statements as of March 31, 2014 and for the periods ended March 31, 2014 and 2013 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included. Our operations consist of one reportable segment. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”). Our financial condition as of, and operating results for the three-month period ended, March 31, 2014 are not necessarily indicative of the financial condition or results that may be expected for any future interim period or for the year ending December 31, 2014.

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

Variable Interest Entitity

We consolidate a VIE when we are determined to be the primary beneficiary. In accordance with U.S. GAAP, in determining whether we are the primary beneficiary of a VIE for financial reporting purposes, we consider whether we have the power to direct the activities of the VIE that most significantly impact the economic performance of the VIE and whether we have the obligation to absorb losses or the right to receive returns that would be significant to the VIE.

During the year ended December 31, 2013, we entered into a series of transactions with the News-Press Gazette Company and Excalibur Broadcasting, LLC (collectively with its subsidiaries, “Excalibur”), pursuant to which we acquired the non-license assets, and Excalibur acquired the license assets, of KJCT-TV and associated low power stations (collectively, “KJCT-TV”), in the Grand Junction, Colorado market. In connection therewith, we entered into a shared services agreement, pursuant to which we provide certain services, including back-office, engineering and sales support, and a lease agreement, pursuant to which we provide studio and office space, to Excalibur. We have also entered into a put and call option agreement with Excalibur, pursuant to which we have the right to purchase, and Excalibur has the right to require us to purchase, the license assets of KJCT-TV, upon receipt of Federal Communications Commission (“FCC”) approval (the “KJCT-TV Option”). In connection with the consummation of Excalibur’s acquisition of KJCT-TV’s license assets, Excalibur incurred debt which Gray has guaranteed. The assets of Excalibur can only be used to settle the obligations of Excalibur. In compliance with FCC regulations, Excalibur maintains complete responsibility for and control over programming, finances, personnel and operations of KJCT-TV. See Note 2 “Long-term Debt” for more information.

Based on the terms of our agreements with, the significance of our investment in, and our guarantee of the debt of, Excalibur, we have determined that Excalibur is a VIE of Gray. We believe we are the primary beneficiary of Excalibur because, subject to the ultimate control of the licensees, we have the power to direct the activities which significantly impact the economic performance of Excalibur through the services we provide, and our obligation to absorb losses and earn returns that would be considered significant to Excalibur. Included in our condensed consolidated statements of operations for the three months ended March 31, 2014 and 2013 is revenue of $0.4 million and $0.0 million, respectively, attributable to Excalibur.

The carrying amounts and classification of the assets and liabilities of Excalibur described above have been included in our consolidated balance sheets as of March 31, 2014 and December 31, 2013 as follows (in thousands):

	March 31, 2014	December 31, 2013
Assets:
Current assets:
Cash	$473	$473
Accounts receivable	470	524
Current portion of program broadcast rights, net	27	42
Prepaid and other current assets	23	7
Total current assets	993	1,046

Property and equipment, net	835	883
Deferred loan costs, net	235	174
Broadcast licenses	4,161	4,161
Other intangible assets, net	517	575
Total assets	$6,741	$6,839

Liabilities:
Current liabilities:
Accounts payable	$19	$14
Employee compensation and benefits	33	8
Accrued interest	-	2
Other accrued expenses	17	13
Accrued expenses due to Gray	1,075	651
Current portion of program broadcast obligations	26	45
Current portion of long-term debt	200	200
Total current liabilities	1,370	933

Long-term debt, less current portion	2,750	2,800
Other long-term liabilities	2,621	3,106
Total liabilities	$6,741	$6,839

The assets of Excalibur can only be used to settle the obligations of Excalibur and may not be sold, or otherwise disposed of, except for assets sold or replaced with others of like kind or value. Other long-term liabilities of $2.6 million and $3.1 million, representing the fair value of the KJCT-TV Option as of March 31, 2014 and December 31, 2013, respectively, and accrued expenses due to Gray of $1.1 million and $0.7 million as of March 31, 2014 and December 31, 2013, respectively, were eliminated in our consolidated financial statements. The terms of the KJCT-TV Option provide for the acquisition of the license assets of KJCT-TV at an exercise price that was less than the carrying value of such assets as of March 31, 2014.

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

The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding for the three-month periods ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013

Weighted-average shares outstanding-basic	57,847	57,523
Common stock equivalents for stock options and restricted stock	439	178
Weighted-average shares outstanding-diluted	58,286	57,701

Accumulated Other Comprehensive Loss

Our accumulated other comprehensive loss balances as of March 31, 2014 and December 31, 2013 consist of adjustments to our pension liability and income tax benefit as follows (in thousands):

	March 31, 2014	December 31, 2013

Accumulated balances of items included in accumulated other comprehensive loss:
Increase in pension liability	$(17,064)	$(17,064)
Income tax benefit	(6,655)	(6,655)
Accumulated other comprehensive loss	$(10,409)	$(10,409)

 Our comprehensive income for the three-month periods ended March 31, 2014 and 2013 consisted entirely of net income. Therefore, a consolidated statement of comprehensive income is not presented for the three-month periods ended March 31, 2014 or 2013.

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

	March 31, 2014	December 31, 2013	Estimated Useful Lives (in years)
Property and equipment:
Land	$25,271	$25,656
Buildings and improvements	58,056	59,021	7	to	40
Equipment	321,195	323,603	3	to	20
	404,522	408,280
Accumulated depreciation	(264,937)	(264,659)
Total property and equipment, net	$139,585	$143,621

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

Recent Accounting Pronouncements

We have reviewed all recently issued accounting pronouncements. Of those pronouncements that have been issued but are not yet effective, we do not anticipate a material impact upon our financial statements upon our adoption of those pronouncements. None of the pronouncements that became effective and were adopted by us during the three months ended March 31, 2014 had a material effect upon our results of operations or financial position.

2.      Long-term Debt

As of March 31, 2014 and December 31, 2013, long-term debt primarily consisted of our obligations under our senior credit facility (the “2012 Senior Credit Facility”), our 7½% Senior Notes due 2020 (the “2020 Notes”) and a term loan between a third party and Excalibur, a VIE whose financial condition and results we consolidate with ours in accordance with U.S. GAAP (the “Excalibur Loan”), as follows (in thousands):

	March 31, 2014	December 31, 2013
Long-term debt including current portion:
2012 Senior Credit Facility	$159,000	$159,000
2020 Notes	675,000	675,000
Excalibur Loan	2,950	3,000
Other	3	48
Total outstanding principal	836,953	837,048
Plus unamortized premium on our 2020 Notes	5,610	5,826
Less current portion	(203)	(224)
Net carrying value	$842,360	$842,650

Borrowing availability under the 2012 Senior Credit Facility	$30,000	$30,000

 Our 2012 Senior Credit Facility consists of a revolving loan (“2012 Revolving Credit Facility”) and a term loan. Excluding accrued interest, the amount outstanding under our 2012 Senior Credit Facility as of March 31, 2014 and December 31, 2013 was comprised solely of a term loan balance of $159.0 million. Our maximum borrowing availability is limited by our required compliance with certain restrictive covenants, including a first lien net leverage ratio covenant. As of March 31, 2014 and December 31, 2013, we had a $10.0 million letter of credit outstanding under the 2012 Revolving Credit Facility, which reduced our borrowing availability thereunder to $30.0 million as of that date.

As of March 31, 2014 and December 31, 2013, we had $675.0 million of our 2020 Notes outstanding.

As of March 31, 2014 and December 31, 2013, the balance outstanding of the Excalibur Loan was $2.95 million and $3.0 million, respectively.

As of March 31, 2014 and December 31, 2013, the interest rate on the balance outstanding under the 2012 Senior Credit Facility was 4.5% and 4.8%, respectively; the coupon interest rate was 7.5% and the yield was 7.6% on the 2020 Notes; and the interest rate on the balance outstanding under the Excalibur Loan was 4.75%.

As of March 31, 2014 and December 31, 2013, we had a deferred loan cost balance, net of accumulated amortization, of $3.7 million and $3.9 million, respectively, related to the 2012 Senior Credit Facility; and we had a deferred loan cost balance, net of accumulated amortization, of $12.8 million and $13.2 million, respectively, related to our 2020 Notes. The deferred loan cost balance, net of accumulated amortization, of the Excalibur Loan as of March 31, 2014 and December 31, 2013 was $0.2 million.

Our obligations under the 2012 Senior Credit Facility are secured by substantially all of our and our consolidated subsidiaries' assets, including real estate.  In addition, substantially all of our subsidiaries are joint and several guarantors of, and our ownership interests in those subsidiaries are pledged to collateralize, our obligations under the 2012 Senior Credit Facility.  Excalibur is not a guarantor of, and its assets are not pledged to secure our obligations under, the 2012 Senior Credit Facility. Gray Television, Inc. is a holding company with no independent assets or operations.  For all periods presented, the 2020 Notes have been fully and unconditionally guaranteed, on a joint and several, senior unsecured basis, by substantially all of Gray Television, Inc.'s subsidiaries.  Any subsidiaries which do not guarantee such notes are "minor" (as defined in Rule 3-10(h) of Regulation S-X).  As of March 31, 2014, there were no significant restrictions on the ability of Gray Television, Inc.'s subsidiaries to distribute cash to Gray or to the guarantor subsidiaries. Excalibur is not a guarantor of the 2020 Notes. The Excalibur Loan is secured by substantially all of Excalibur’s assets, and we have jointly and severally guaranteed Excalibur’s obligations under the Excalibur Loan, including the payment of all unpaid principal and interest.

The 2012 Senior Credit Facility contains affirmative and restrictive covenants that we must comply with, including (a) limitations on additional indebtedness, (b) limitations on liens, (c) limitations on the sale of assets, (d) limitations on guarantees, (e) limitations on investments and acquisitions, (f) limitations on the payment of dividends and share repurchases, (g) limitations on mergers, and (h) maintenance of a total leverage ratio not to exceed certain maximum limits, as well as other customary covenants for credit facilities of this type. The 2020 Notes include covenants with which we must comply and the Excalibur Loan includes covenants with which Excalibur must also comply, each of which are typical for borrowing transactions of their respective nature. As of March 31, 2014 and December 31, 2013, we were in compliance with all required covenants under all our debt obligations.

See Note 1 “Basis of Presentation” for more information about Excalibur.

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

The carrying amount of our long-term debt was $842.6 million and $842.9 million, respectively, and the fair value was $895.1 million and $877.5 million, respectively, as of March 31, 2014 and December 31, 2013. We classify long-term debt within Level 2 of the fair value hierarchy. Fair value of our long-term debt is based on observable estimates provided by third party financial professionals as of March 31, 2014 and December 31, 2013.

4.     Retirement Plans

The following table provides the components of net periodic benefit cost for our pension plans for the three- month periods ended March 31, 2014 and 2013, respectively (in thousands):

	Three Months Ended March 31,
	2014	2013

Service cost	$1,345	$1,325
Interest cost	1,070	917
Expected return on plan assets	(1,094)	(830)
Loss amortization	252	742
Net periodic benefit cost	$1,573	$2,154

During the three months ended March 31, 2014, we contributed $1.0 million to our pension plans. During the remainder of 2014, we expect to contribute an additional $5.1 million to our pension plans.

5.     Stock-based Compensation

We recognize compensation expense for stock-based payment awards made to our employees and directors, including stock options and restricted shares under our 2007 Long-Term Incentive Plan, as amended (the “2007 Incentive Plan”) and our Directors’ Restricted Stock Plan. The following table provides our stock-based compensation expense and related income tax benefit for the three-month periods ended March 31, 2014 and 2013, respectively (in thousands).

	Three Months Ended March 31,
	2014	2013
Stock-based compensation expense, gross	$2,071	$136
Income tax benefit at our statutory rate associated with stock-based compensation	(808)	(53)
Stock-based compensation expense, net	$1,263	$83

2007 Long-Term Incentive Plan

The 2007 Long-Term Incentive Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock awards, stock appreciation rights, and performance awards to acquire shares of our Class A common stock or common stock, or the receipt of other awards based on our performance, to our employees and non-employee directors.

During the three-month period ended March 31, 2014, we granted 312,961 shares of restricted common stock to our employees, of which 68,991 shares vested on the date of grant; 127,316 shares will vest on January 17, 2015; and 58,327 shares will vest on each of January 17, 2016 and January 17, 2017. Also during the three-month period ended March 31, 2014, we granted 194,413 shares of restricted Class A common stock to an employee, of which 31,821 shares vested on the date of grant; 75,412 shares will vest on January 17, 2015; and 43,590 shares will vest on each of January 17, 2016 and January 17, 2017. Also during the three-month period ended March 31, 2014, we granted 41,881 shares of restricted Class A common stock to our non-employee directors, all of which will vest on January 1, 2015. During the three-month period ended March 31, 2013, we granted 318,852 shares of restricted common stock to our employees. Of these shares, 107,224 vested in the year ended December 31, 2013; 70,542 shares vested on March 19, 2014; and 70,542 will vest on each of March 19, 2015 and March 19, 2016. During the three-month period ended March 31, 2013, we granted 63,210 shares of restricted common stock to our non-employee directors. These shares vested on January 1, 2014.

Directors’ Restricted Stock Plan

The Directors’ Restricted Stock Plan authorizes the grant of restricted stock awards to our non-employee directors. During the three-month periods ended March 31, 2014 and 2013 we did not grant any restricted stock awards under the Directors’ Restricted Stock Plan.

A summary of restricted common stock activity for the three-month periods ended March 31, 2014 and 2013 is as follows:

	Three Months Ended
	March 31, 2014		March 31, 2013
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Restricted stock - common:
Outstanding - beginning of period	274,838	$4.43	-	$-
Granted	312,961	$11.78	382,062	$4.43
Vested	(202,743)	$6.93	-	$-
Outstanding - end of period	385,056	$9.09	382,062	$4.43

A summary of restricted Class A common stock activity for the three-month periods ended March 31, 2014 and 2013 is as follows:

	Three Months Ended
	March 31, 2014		March 31, 2013
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Restricted stock - Class A common:
Outstanding - beginning of period	-	$-	-	$-
Granted	236,294	$9.80	-	$-
Vested	(31,821)	$9.75	-	$-
Outstanding - end of period	204,473	$9.81	-	$-

A summary of stock option activity related to our common stock for the three-month periods ended March 31, 2014 and 2013 is as follows:

	Three Months Ended
	March 31, 2014		March 31, 2013
	Number of Shares Underlying Options	Weighted- Average Exercise Price Per Share	Number of Shares Underlying Options	Weighted- Average Exercise Price Per Share

Stock options - common:
Outstanding - beginning of period	274,746	$1.99	1,316,068	$5.98
Options exercised	-	$-	(15,000)	$3.11
Options expired	-	$-	(921,500)	$7.64
Outstanding - end of period	274,746	$1.99	379,568	$2.06

Exercisable at end of period	68,688	$1.99	20,000	$3.23

For the three-month period ended March 31, 2014, we did not have any stock options outstanding for our Class A common stock. The aggregate intrinsic value of our stock options was $2.3 million based on the closing market price of our common stock on March 31, 2014.

6.      Commitments and Contingencies

Acquisition Commitments

As of March 31, 2014, we were party to various acquisition agreements pursuant to which we have committed to pay an aggregate of approximately $312.5 million to complete these pending acquisitions. Completion of these acquisitions is subject to various conditions, some of which are outside of our control, and which include, in some instances, the approval of the acquisition by the Federal Communications Commission. No assurances of the timing of such approvals can be provided.

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

The UK Agreement provides that we will share in profits in excess of certain amounts specified by the agreement, if any, but not losses. The agreement also provides that we will separately retain all local broadcast advertising revenue and pay all local broadcast expenses for activities under the agreement. Under the agreement, IMG agreed to make all license fee payments to UK. However, if IMG is unable to pay the license fee to UK, we will then be required to pay the unpaid portion of the license fee to UK. As of March 31, 2014, the aggregate license fee to be paid by IMG to UK over the remaining term of the agreement is approximately $13.3 million. If we make advances on behalf of IMG, IMG is required to reimburse us for the amount paid within 60 days after the close of each contract year, which ends on June 30th. IMG has also agreed to pay interest on any advance at a rate equal to the prime rate. During the three-month period ended March 31, 2014, we did not advance any amounts to UK on behalf of IMG under this agreement. As of March 31, 2014, we do not consider the risk of non-performance by IMG to be high.

7.      Goodwill and Intangible Assets

Our intangible assets are primarily comprised of network affiliations and broadcast licenses. There were no triggering events that required a test of impairment of our goodwill or intangible assets during the three-month periods ended March 31, 2014 or 2013.

8.     Income Taxes

For the three-month periods ended March 31, 2014 and 2013, our income tax expense and effective income tax rates were as follows (dollars in thousands):

	Three Months Ended March 31,
	2014	2013
Income tax expense	$859	$1,651
Effective income tax rate	40.2%	65.5%

We estimate our differences between taxable income or loss and recorded income or loss on an annual basis. Our tax provision for each quarter is based upon these full year projections, which are revised each reporting period. These projections incorporate estimates of permanent differences between U.S. GAAP income or loss and taxable income or loss, state income taxes and adjustments to our liability for unrecognized tax benefits to adjust our statutory Federal income tax rate of 35.0% to our effective income tax rate. For the three-month period ended March 31, 2014, these estimates increased or decreased our statutory Federal income tax rate of 35.0% to our effective income tax rate of 40.2% as follows: state income taxes added 4.4%, permanent differences between our U.S. GAAP income and taxable income added 1.0% and adjustments to our reserve for uncertain tax positions resulted in a reduction of 0.2%. For the three-month period ended March 31, 2013, these estimates increased or decreased our statutory Federal income tax rate of 35.0% to our effective income tax rate of 65.5% as follows: an adjustment specific to the quarter resulting from the expiration of certain unexercised stock options added 24.6%, state income taxes added 4.7%, permanent differences between our U.S. GAAP income and taxable income added 1.6%, and adjustments to our reserve for uncertain tax positions resulted in a reduction of 0.4%.

9.     Subsequent Events

On April 1, 2014, we completed the acquisition of WQCW (TV), Portsmouth, Ohio and WOCW-LP, Charleston, West Virginia (collectively, “WQCW-TV”) at which time we paid the remaining $0.9 million of the unpaid purchase price to complete the acquisition. WQCW-TV serves as the CW affiliate for the Charleston/Huntington, West Virginia, television market.

On May 1, 2014, Gray completed its acquisition of KEVN-TV and its satellite station KIVV-TV from Mission TV, LLC for a purchase price of $7.75 million. These stations serve as the Fox affiliate for the Rapid City, South Dakota, television market.

Also on May 1, 2014, Gray completed its acquisition of certain assets of KNDX-TV and its satellite station KXND-TV (collectively, “KNDX-TV”), as well as certain assets of the related low-power stations KNDX-LP and KXND-LP, from Prime Cities Broadcasting, Inc. (“Prime Cities”) for an aggregate purchase price of $7.0 million. These stations serve as the Fox affiliate for the Minot-Bismarck, North Dakota, television market. On May 1, 2014, Gray also began operating these four stations pursuant to a local marketing agreement (“LMA”) with Prime Cities. The LMA will terminate with respect to KNDX-TV (but not the low-power stations) upon Gray’s acquisition of any other full-power television station in the Minot-Bismarck television market.

Also on May 1, 2014, Gray and Prime Cities entered into an agreement for Gray to acquire the FCC licenses of KNDX-LP and KXND-LP (but not KNDX-TV) for an aggregate purchase price of $0.5 million. We anticipate closing the low-power station acquisitions in the second or third quarter of 2014 subject to the receipt of FCC approval and other customary conditions.

On May 5, 2014, Gray entered into an agreement to acquire KTVH-TV, the NBC affiliate for the Helena, Montana, television market, and KBGF-TV, the NBC affiliate for the Great Falls, Montana, television market from Intermountain West Communications Company. Gray also entered into an agreement to acquire KMTF-TV, the CW affiliate for the Helena market from Rocky Mountain Broadcasting Company, subject to receipt of a “failing station waiver” from the FCC. On June 1, 2014, Gray will begin operating the NBC stations pursuant to a LMA. The aggregate purchase price to complete these acquisitions is approximately $2.0 million.

Gray funded, or will fund, the total cost of these acquisitions with cash from operations and borrowings under its 2012 Senior Credit Facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Introduction

The following analysis of the financial condition and results of operations of Gray Television, Inc. and its consolidated subsidiaries (except as the context otherwise provides, “Gray,” the “Company,” “we,” “us” or “our,”) should be read in conjunction with our unaudited condensed consolidated financial statements and related notes contained in this report and our audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the “2013 Form 10-K”). Gray’s consolidated financial condition and results of operations include the accounts of Excalibur Broadcasting, LLC (collectively with its subsidiaries, “Excalibur”), a variable interest entity that Gray is required to consolidate under generally accepted accounting principles. Included in Gray’s results of operations for the three months ended March 31, 2014 and 2013 is net revenue of $0.4 million and $0.0 million, respectively, of Excalibur.

Overview

We are a television broadcast company headquartered in Atlanta, Georgia, that owns and operates television stations and digital properties in markets throughout the United States. As of March 31, 2014, we owned and/or operated television stations in 34 television markets broadcasting a total of 110 programming streams, including 24 affiliates of the CBS Network (“CBS”), 14 affiliates of the NBC Network (“NBC”), nine affiliates of the ABC Network (“ABC”) and five affiliates of the FOX Network (“FOX”).

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

As of the date hereof, we have pending acquisitions of television stations broadcasting a total of 26 programming streams in six additional markets and three of our existing markets in the United States. Following completion of our pending transactions (described below), we expect to reach approximately 7.3% of total United States households.

Television Industry Background

The Federal Communications Commission (the “FCC”) grants broadcast licenses to television stations. Historically, there have been a limited number of channels available for broadcasting in any one geographic area.

Television station revenue is derived primarily from local and national advertising. Television station revenue is derived to a much lesser extent from retransmission consent fees; network compensation; studio and tower space rental; and commercial production activities. “Advertising” refers primarily to advertisements broadcast by television stations, but it also includes advertisements placed on a television station’s website and sponsorships of television programming and off-line content (such as email messages, mobile applications, and other electronic content distributed by stations). Advertising rates are based upon: (i) the size of a station’s market, (ii) a station’s overall ratings, (iii) a program’s popularity among targeted viewers, (iv) the number of advertisers competing for available time, (v) the demographic makeup of the station’s market, (vi) the availability of alternative advertising media in the market, (vii) the presence of effective sales forces and (viii) the development of projects, features and programs that tie advertiser messages to programming. Rates can also be determined in part by a station’s overall ratings and in-market share, as well as the station’s ratings and market share among particular demographic groups that an advertiser may be targeting. Advertisers’ budgets, which can be affected by broad economic trends, can affect the broadcast industry in general and the revenue of individual broadcast television stations.

Cyclicality and Seasonality

Broadcast stations like ours rely on advertising revenue and this revenue is sensitive to cyclical changes in the economy. As a result, improvement in general economic conditions resulted in improvements of our non-political advertising revenue in the first quarter of 2014 compared to the first quarter of 2013.

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

For the three month period ended March 31, 2014, our largest advertising customer category was automotive. For the three month periods ended March 31, 2014 and 2013, we earned approximately 25% and 24%, respectively, of our total broadcast advertising revenue from our automotive customers. Our business and operating results could be materially adversely affected if advertising revenue from automotive customers decreases. Our business and operating results could also be materially adversely affected if revenue decreased from one or more other significant advertising categories, such as the medical, restaurant, communications, furniture and appliances, entertainment, or financial service industries.

Please see our “Results of Operations” and “Liquidity and Capital Resources” sections below for further discussion of our operating results.

Revenue

Set forth below are the principal types of revenue, less agency commissions, earned by us for the periods indicated and the percentage contribution of each type of revenue to our total revenue (dollars in thousands):

	Three Months Ended March 31,
	2014		2013
	Amount	Percent of Total	Amount	Percent of Total
Revenue:
Local	$51,044	55.9%	$46,428	59.4%
National	13,348	14.6%	13,424	17.2%
Internet	6,039	6.6%	5,706	7.3%
Political	2,792	3.1%	641	0.8%
Retransmission consent	16,117	17.7%	9,692	12.4%
Other	1,957	2.1%	2,278	2.9%
Total	$91,297	100.0%	$78,169	100.0%

Results of Operations

Three Months Ended March 31, 2014 (“2014 three-month period”) Compared to Three Months Ended March 31, 2013 (“2013 three-month period”)

Revenue. Total revenue increased $13.1 million, or 17%, to $91.3 million in the 2014 three-month period primarily due to increases in local advertising revenue and retransmission consent revenue, as well as, an expected increase in political advertising revenue. We began providing services to one new full-power station (“KJCT-TV”) on October 31, 2013 and began operating additional stations in three new markets (the “Yellowstone Stations”) on November 1, 2013 (collectively, the “Acquired Stations”). The Acquired Stations accounted for approximately $3.4 million of our total revenue in the 2014 three-month period. Retransmission consent revenue increased $6.4 million, or 66%, to $16.1 million due to increased retransmission consent rates. Political advertising revenue increased $2.2 millon, or 336%, to $2.8 million due to 2014 being the “on year” of the two year election cycle which resulted in increased spending by political candidates, political parties and special interest groups in the 2014 three-month period. Local advertising revenue increased $4.6 million, or 10%, to $51.0 million. National advertising revenue decreased $0.1 million, or 1%, to $13.3 million in the 2014 three-month period compared to the 2013 three-month period. Our local advertising revenue continued to increase primarily due to increased spending in an improving economy. Local and national advertising revenue in the 2014 three-month period benefited from approximately $3.8 million earned from the broadcast of the 2014 Winter Olympic Games on our fourteen NBC affiliated stations. There was no corresponding Olympic Games advertising revenue during the 2013 three-month period. Local and national advertising revenue included the broadcast of the 2014 Super Bowl on our five FOX channels, which earned us approximately $0.2 million, a decrease of approximately $0.9 million compared to the broadcast of the 2013 Super Bowl on our then 20 CBS channels that earned us approximately $1.1 million.

Our five largest local and national advertising categories on a combined local and national basis by customer type, excluding political advertising, demonstrated the following changes during the 2014 three-month period compared to the 2013 three-month period: automotive increased 11%; medical increased 13%; communications increased 4%; restaurant decreased 21%; and furniture and appliances decreased 3%.

Broadcast Expenses. Broadcast expenses (before depreciation, amortization and loss or gain on disposal of assets) increased $6.9 million, or 13%, to $60.4 million in the 2014 three-month period, due primarily to increases in non-compensation expense of $5.3 million and compensation expense of $1.6 million. The Acquired Stations accounted for approximately $3.0 million of broadcast expense in the 2014 three-month period. Non-compensation expense increased primarily due to increases in network affiliation fees, programming costs, software license fees and consulting fees, bad debt expense and other professional fees. Compensation expense increased primarily due to increases in salaries, incentive compensation and non-cash stock-based compensation, offset, in part by decreases in healthcare and pension expenses. During the 2014 three-month period and the 2013 three-month period, we recorded broadcast non-cash stock-based compensation expense of $0.7 million and $0.1 million, respectively. Broadcast non-cash stock-based compensation expense increased primarily due to a grant of restricted common stock to certain employees in the 2014 three-month period.

Corporate and Administrative Expenses. Corporate and administrative expenses (before depreciation, amortization and loss or gain on disposal of assets) increased $2.7 million, or 70%, to $6.5 million, due primarily to increases in compensation expense of $1.6 million and non-compensation expense of $1.1 million. Compensation expense increased primarily due to increases in non-cash stock-based compensation expenses and routine increases in salary expense. Non-compensation expense increased primarily due to increases in legal and other professional fees associated with our pending acquisitions. During the 2014 three-month period and the 2013 three-month period, we recorded corporate non-cash stock-based compensation expense of $1.4 million and $0.1 million, respectively. Non-compensation expense increased primarily due to the grant of restricted stock to certain employees and to our non-employee directors in the 2014 three-month period.

Depreciation. Depreciation of property and equipment totaled $6.4 million and $5.8 million for the 2014 three-month period and the 2013 three-month period, respectively. Depreciation increased primarily due to the addition of depreciable assets acquired in the fourth quarter of 2013.

Interest Expense. Interest expense increased $2.7 million, or 22%, to $15.3 million for the 2014 three-month period compared to the 2013 three-month period. This increase was attributable to an increase in average interest rates and an increase in average principal outstanding. The average interest rate on our total outstanding debt balance was 7.0% and 5.7% during the 2014 three-month period and the 2013 three-month period, respectively. Our average outstanding debt balance was $836.9 million and $835.0 million during the 2014 three-month period and the 2013 three-month period, respectively.

Income tax expense. We recognized income tax expense of $0.9 million and $1.7 million in the 2014 three-month period and the 2013 three-month period, respectively. For the 2014 three-month period and the 2013 three-month period, our effective income tax rate was 40.2% and 65.5%, respectively. We estimate our differences between taxable income or loss and recorded income or loss on an annual basis. Our tax provision for each quarter is based upon these full year projections which are revised each reporting period. These projections incorporate estimates of permanent differences between U.S. GAAP income or loss and taxable income or loss, state income taxes and adjustments to our liability for unrecognized tax benefits. For the 2014 three-month period, these estimates increased or decreased our statutory Federal income tax rate of 35.0% to our effective income tax rate of 40.2% as follows: state income taxes added 4.4%, permanent differences between our U.S. GAAP income and taxable income added 1.0% and adjustments to our reserve for uncertain tax positions resulted in a reduction of 0.2%.

Liquidity and Capital Resources

General

The following table presents data that we believe is helpful in evaluating our liquidity and capital resources (in thousands).

	Three Months Ended March 31,
	2014	2013
Net cash provided by operating activities	$16,439	$17,553
Net cash used in investing activities	(2,660)	(7,677)
Net cash (used in) provided by financing activities	(213)	47
Net increase in cash	$13,566	$9,923

	As of
	March 31,	December 31,
	2014	2013
Cash	$27,044	$13,478
Long-term debt, including current portion	$842,563	$842,874
Borrowing availability under the 2012 Senior Credit Facility	$30,000	$30,000

Our 2012 Senior Credit Facility consists of a revolving loan and a term loan. Excluding accrued interest, the amount outstanding under our 2012 Senior Credit Facility as of March 31, 2014 and December 31, 2013 was comprised solely of a term loan balance of $159.0 million. Our maximum borrowing availability is limited by our required compliance with certain restrictive covenants, including a first lien net leverage ratio covenant. As of March 31, 2014 and December 31, 2013, we had a $10.0 million letter of credit outstanding under the 2012 Revolving Credit Facility, which reduced our borrowing availability thereunder to $30 million as of that date.

As of March 31, 2014 and December 31, 2013, we had $675.0 million of our 2020 Notes outstanding.

As of March 31, 2014 and December 31, 2013, the balance outstanding of the Excalibur Loan was $2.95 million and $3.0 million, respectively.

As of March 31, 2014 and December 31, 2013, the interest rate on the balance outstanding under the 2012 Senior Credit Facility was 4.5% and 4.8%, respectively; the coupon interest rate was 7.5% and the yield was 7.6% on the 2020 Notes; and the interest rate on the balance outstanding under the Excalibur Loan was 4.75%.

As of March 31, 2014 and December 31, 2013, we had a deferred loan cost balance, net of accumulated amortization, of $3.7 million and $3.9 million, respectively, related to the 2012 Senior Credit Facility; and we had a deferred loan cost balance, net of accumulated amortization, of $12.8 million and $13.2 million, respectively, related to our 2020 Notes. The deferred loan cost balance, net of accumulated amortization, of the Excalibur Loan as of March 31, 2014 and December 31, 2013 was $0.2 million.

Our obligations under the 2012 Senior Credit Facility are secured by substantially all of our and our consolidated subsidiaries' assets, including real estate.  In addition, substantially all of our subsidiaries are joint and several guarantors of, and our ownership interests in those subsidiaries are pledged to collateralize, our obligations under the 2012 Senior Credit Facility.  Excalibur is not a guarantor of, and its assets are not pledged to secure our obligations under, the 2012 Senior Credit Facility. The Excalibur Loan is secured by substantially all of Excalibur’s assets, and we have jointly and severally guaranteed Excalibur’s obligations under the Excalibur Loan, including the payment of all unpaid principal and interest.

The 2012 Senior Credit Facility contains affirmative and restrictive covenants that we must comply with, including (a) limitations on additional indebtedness, (b) limitations on liens, (c) limitations on the sale of assets, (d) limitations on guarantees, (e) limitations on investments and acquisitions, (f) limitations on the payment of dividends and share repurchases, (g) limitations on mergers, and (h) maintenance of a total leverage ratio not to exceed certain maximum limits, as well as other customary covenants for credit facilities of this type. The 2020 Notes include covenants with which we must comply and the Excalibur Loan includes covenants with which Excalibur must also comply, each of which are typical for borrowing transactions of their respecitve nature. As of March 31, 2014 and December 31, 2013, we were in compliance with all required covenants under all our debt obligations.

Net Cash Provided By (Used In) Operating, Investing and Financing Activities

Net cash provided by operating activities was $16.4 million in the 2014 three-month period compared to net cash provided by operating activities of $17.6 million in the 2013 three-month period. We generated increased revenue but incurred increased interest payments and programming payments in the 2014 three-month period compared to the 2013 three-month period.

Net cash used in investing activities was $2.7 million in the 2014 three-month period compared to net cash used in investing activities of $7.7 million for the 2013 three-month period. The decrease in cash used in investing activities was largely due to a decrease in the purchases of property and equipment in the 2014 three-month period compared to the 2013 three-month period. Also, we purchased broadcast licenses for $1.2 million in the 2013 three-month period. We did not have similar purchases of licenses in the 2014 three-month period.

Net cash used in financing activities was approximately $0.2 million in the 2014 three-month period compared to net cash provided by financing activities of $0.0 million in the 2013 three-month period.

Liquidity

As of March 31, 2014, required debt principal repayments over the next twelve months consisted primarily of $0.2 million due under the Excalibur Loan. As of March 31, 2014, we estimate that we will make approximately $58.2 million in debt interest payments over the next twelve months immediately following March 31, 2014. Depending upon timing of the completion of our pending acquisitions, capital expenditures may increase to between $25.0 million and $30.0 million during the twelve months immediately following March 31, 2014. We also estimate as of March 31, 2014, that we will be required to pay approximately $312.5 million to complete currently pending acquisitions. These acquisitions are subject to a number of conditions, some of which may be out of our control, and which include, in some instances, FCC approval.  No assurances of the timing of the satisfaction of these conditions can be provided. Although our cash flows from operations are subject to a number of risks and uncertainties, we anticipate that our cash on hand, future cash expected to be generated from operations, borrowings from time to time under the 2012 Senior Credit Facility (or any such other credit facility as may be in place at the appropriate time) and, potentially, external equity or debt financing, will be sufficient to fund these debt service obligations, estimated capital expenditures and acquisition-related obligations. Any potential equity or debt financing would depend upon, among other things, the costs and availability of such financing at the appropriate time.  We also presently believe that our future cash expected to be generated from operations and borrowing availability under the 2012 Senior Credit Facility (or any such other credit facility) will be sufficient to fund our future capital expenditures and long-term debt service obligations until at least October 12, 2019, which is the maturity date of the term loan under the 2012 Senior Credit Facility.

Capital Expenditures

Capital expenditures in the 2014 and 2013 three-month periods were $3.8 million and $6.5 million, respectively. We anticipate that our capital expenditures for the remainder of 2014 will range between approximately $21.2 million and $26.2 million.

Acquisitions

During the three month period ended March 31, 2014, we paid $4.6 million of the total purchase price for WQCW-TV located in Portsmouth, Ohio and WOCW-TV located in Charleston, WV. On April 1, 2014, we completed these acquisitions and paid the remaining $0.9 million payable in connection therewith. We funded the total cost of these acquisitions with funds from operations.

Other

We file a consolidated federal income tax return and such state or local tax returns as are required. Although we may earn taxable operating income in future years, as of March 31, 2014, we anticipate that through the use of our available loss carryforwards we will not pay significant amounts of federal or state income taxes for the next several years.

We do not believe that inflation has had a significant impact on our results of operations nor do we expect it to have a significant effect upon our business in the near future.

During the three months ended March 31, 2014, we contributed $1.0 million to our pension plans. During the remainder of 2014, we expect to contribute an additional $5.1 million to our pension plans.

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. GAAP requires management to make judgments and estimations that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. We consider our accounting policies relating to intangible assets and income taxes to be critical policies that require judgments or estimations in their application where variances in those judgments or estimations could make a significant difference to future reported results. These critical accounting policies and estimates are more fully disclosed in our 2013 Form 10-K.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21 E of the Securities Exchange Act of 1934. Forward-looking statements are all statements other than those of historical fact. When used in this Quarterly Report, the words “believes,” “expects,” “anticipates,” “estimates,” “will,” “may,” “should” and similar words and expressions are generally intended to identify forward-looking statements. Among other things, statements that describe our expectations regarding our results of operations, general and industry-specific economic conditions, future pension plan contributions and capital expenditures are forward-looking statements. Readers of this Quarterly Report are cautioned that any forward-looking statements, including those regarding the intent, belief or current expectations of our management, are not guarantees of future performance, results or events and involve risks and uncertainties, and that actual results and events may differ materially from those contained in the forward-looking statements as a result of various factors including, but not limited to, those listed under the heading “Risk Factors” in our 2013 Form 10-K and as may be described in subsequently filed quarterly reports on Form 10-Q, as well as the other factors described from time to time in our filings with the Securities and Exchange Commission. Forward-looking statements speak only as of the date they are made. We undertake no obligation to update such forward-looking statements to reflect subsequent events or circumstances.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

We believe that the market risk of our financial instruments as of March 31, 2014 has not materially changed since December 31, 2013. Our market risk profile on December 31, 2013 is disclosed in our 2013 Form 10-K.

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

There were no changes in our internal control over financial reporting during the three-month period ended March 31, 2014 identified in connection with this evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

Please refer to the information set out under the heading “Risk Factors” in Part I, Item 1A in our 2013 Form 10-K for a description of risk factors that we determined to be most material to our financial condition and results of operation. We do not believe there have been any material changes in these risk factors.

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

GRAY TELEVISION, INC.

Date: May 8, 2014	By:	/s/ James C. Ryan
James C. Ryan,
Senior Vice President and Chief Financial Officer