Form 10-Q
period 2014-06-30
GRAY TELEVISION INC
filed 2014-08-07
CIK 43196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014 or

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes           No     ✔_

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock (No Par Value)	Class A Common Stock (No Par Value)
52,533,586 shares outstanding as of July 31, 2014	5,989,314 shares outstanding as of July 31, 2014

INDEX

GRAY TELEVISION, INC.

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

GRAY TELEVISION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands)

	June 30,	December 31,
	2014	2013
Assets:
Current assets:
Cash	$66,070	$13,478
Accounts receivable, less allowance for doubtful accounts of $915 and $730, respectively	84,149	70,047
Current portion of program broadcast rights, net	2,900	7,656
Deferred tax asset	34,112	34,113
Prepaid and other current assets	11,744	5,293
Total current assets	198,975	130,587

Property and equipment, net	191,448	143,621
Deferred loan costs, net	18,269	17,293
Broadcast licenses	936,806	838,982
Goodwill	320,127	184,409
Other intangible assets, net	40,972	2,644
Investment in broadcasting company	13,599	13,599
Other	2,943	3,289
Total assets (1)	$1,723,139	$1,334,424

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands except for share data)

	June 30,	December 31,
	2014	2013
Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$2,778	$2,256
Employee compensation and benefits	17,240	16,759
Accrued interest	13,649	12,703
Accrued network programming fees	3,895	2,467
Other accrued expenses	5,831	5,158
Federal and state income taxes	1,232	1,550
Current portion of program broadcast obligations	3,148	9,707
Deferred revenue	6,461	2,522
Acquisition related liabilities	9,913	9,739
Current portion of long-term debt	5,453	224
Total current liabilities	69,600	63,085

Long-term debt, less current portion	1,202,845	842,650
Program broadcast obligations, less current portion	1,383	1,520
Deferred income taxes	241,592	225,407
Accrued pension costs	27,300	26,925
Other	768	827
Total liabilities (1)	1,543,488	1,160,414

Commitments and contingencies (Note 7)

Stockholders’ equity:
Common stock, no par value; authorized 100,000,000 shares, issued 57,324,919 shares and 57,010,878 shares, respectively	485,118	483,055
Class A common stock, no par value; authorized 15,000,000 shares, issued 7,567,868 shares and 7,331,574 shares, respectively	16,322	15,321
Accumulated deficit	(248,132)	(251,000)
Accumulated other comprehensive loss, net of income tax benefit	(10,409)	(10,409)
	242,899	236,967
Treasury stock at cost, common stock, 4,791,481 shares and 4,768,925 shares, respectively	(40,850)	(40,559)
Treasury stock at cost, Class A common stock, 1,578,554 shares	(22,398)	(22,398)
Total stockholders’ equity	179,651	174,010
Total liabilities and stockholders’ equity	$1,723,139	$1,334,424

See notes to condensed consolidated financial statements.

(1)

Our consolidated total assets as of June 30, 2014 and December 31, 2013 included total assets of $6.4 million and $6.8 million, respectively, of a variable interest entity (“VIE”). These assets can only be used to settle the obligations of the VIE. Our consolidated total liabilities as of June 30, 2014 and December 31, 2013 included total liabilities of $3.0 million and $3.1 million, respectively, of the VIE. As of June 30, 2014 and December 31, 2013, the creditors of the VIE had recourse against Gray for $2.9 million and $3.0 million of these liabilities, respectively.

GRAY TELEVISION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands except for per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Revenue (less agency commissions)	$107,249	$84,285	$198,546	$162,454
Operating expenses before depreciation, amortization and loss (gain) on disposal of assets, net:
Broadcast	66,002	51,807	126,386	105,301
Corporate and administrative	9,848	5,293	16,347	9,117
Depreciation	6,986	5,938	13,370	11,738
Amortization of intangible assets	1,179	12	1,468	31
Loss (gain) on disposals of assets, net	48	(77)	379	(105)
Operating expenses	84,063	62,973	157,950	126,082
Operating income	23,186	21,312	40,596	36,372
Other income (expense):
Miscellaneous income (expense), net	3	(1)	3	-
Interest expense	(15,825)	(12,594)	(31,099)	(25,134)
Loss from early extinguishment of debt	(4,897)	-	(4,897)	-
Income before income taxes	2,467	8,717	4,603	11,238
Income tax expense	876	3,573	1,735	5,224
Net income	1,591	5,144	2,868	6,014

Basic per share information:
Net income	$0.03	$0.09	$0.05	$0.10
Weighted-average shares outstanding	57,862	57,561	57,855	57,542

Diluted per share information:
Net income	$0.03	$0.09	$0.05	$0.10
Weighted-average shares outstanding	58,311	57,939	58,298	57,820

Dividends declared per common share	$-	$-	$-	$-

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)

(in thousands, except for number of shares)

										Accumulated
	Class A					Class A		Common		Other
	Common Stock		Common Stock		Accumulated	Treasury Stock		Treasury Stock		Comprehensive
	Shares	Amount	Shares	Amount	Deficit	Shares	Amount	Shares	Amount	Loss	Total

Balance at December 31, 2013	7,331,574	$15,321	57,010,878	$483,055	$(251,000)	(1,578,554)	$(22,398)	(4,768,925)	$(40,559)	$(10,409)	$174,010

Net income	-	-	-	-	2,868	-	-	-	-	-	2,868

Issuance of common stock:
401(k) plan	-	-	1,080	13	-	-	-	-	-	-	13
2007 Long Term Incentive Plan - restricted stock	236,294	-	312,961	-	-	-	-	(22,556)	(291)	-	(291)

Share-based compensation	-	1,001	-	2,050	-	-	-	-	-	-	3,051

Balance at June 30, 2014	7,567,868	$16,322	57,324,919	$485,118	$(248,132)	(1,578,554)	$(22,398)	(4,791,481)	$(40,850)	$(10,409)	$179,651

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2014	2013
Operating activities
Net income	$2,868	$6,014
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,370	11,738
Amortization of intangible assets	1,468	31
Amortization of deferred loan costs	1,394	823
Amortization of original issue discount related to long-term debt	(432)	138
Amortization of restricted stock and stock option awards	3,052	1,464
Amortization of program broadcast rights	5,918	5,663
Payments on program broadcast obligations	(7,692)	(5,700)
Deferred income taxes	1,735	5,185
Loss (gain) on disposals of assets, net	379	(105)
Loss from early extinguishment of debt	4,897	-
Other	97	1,321
Changes in operating assets and liabilities:
Receivables	(2,804)	533
Other current assets	418	(446)
Accounts payable	362	(418)
Other current liabilities	3,363	(1,495)
Accrued interest	946	1,173
Net cash provided by operating activities	29,339	25,919

Investing activities
Purchases of property and equipment	(10,456)	(12,488)
Acquisitions of television businesses and broadcast licenses	(325,862)	(1,329)
Proceeds from asset sales	997	138
Other	(2)	10
Net cash used in investing activities	(335,323)	(13,669)

Financing activities
Proceeds from borrowings on long-term debt	544,000	-
Repayments of borrowings on long-term debt	(178,157)	-
Deferred and other loan costs	(7,267)	(14)
Proceeds from issuance of common stock	-	101
Net cash provided by financing activities	358,576	87
Net increase in cash	52,592	12,337
Cash at beginning of period	13,478	11,067
Cash at end of period	$66,070	$23,404

See notes to condensed consolidated financial statements.

 GRAY TELEVISION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.     Basis of Presentation

The accompanying condensed consolidated balance sheet of Gray Television, Inc. (and its consolidated subsidiaries, except as the context otherwise provides,“Gray,” the “Company,” “we,” “us,” and “our”) as of December 31, 2013, which was derived from the Company’s audited financial statements as of December 31, 2013, and our accompanying unaudited condensed consolidated financial statements as of June 30, 2014 and for the periods ended June 30, 2014 and 2013 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included. Our operations consist of one reportable segment. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”). Our financial condition as of, and operating results for the six-month period ended, June 30, 2014 are not necessarily indicative of the financial condition or results that may be expected for any future interim period or for the year ending December 31, 2014.

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

Variable Interest Entity

During the year ended December 31, 2013, we entered into a series of transactions with the News-Press Gazette Company and Excalibur Broadcasting, LLC (collectively with its subsidiaries, “Excalibur”), pursuant to which we acquired the non-license assets, and Excalibur acquired the license assets, of KJCT-TV and associated low power stations (collectively, “KJCT-TV”), in the Grand Junction, Colorado market. In connection therewith, we entered into a shared services agreement, pursuant to which we provide certain services, including back-office, engineering and sales support, and a lease agreement, pursuant to which we provide studio and office space, to Excalibur. We have also entered into a put and call option agreement with Excalibur, pursuant to which we have the right to purchase, and Excalibur has the right to require us to purchase, the license assets of KJCT-TV, upon receipt of Federal Communications Commission (“FCC”) approval (the “KJCT-TV Option”). In connection with the consummation of Excalibur’s acquisition of KJCT-TV’s license assets, Excalibur incurred debt which Gray has guaranteed. The assets of Excalibur can only be used to settle the obligations of Excalibur. In compliance with FCC regulations, Excalibur maintains complete responsibility for and control over programming, finances, personnel and operations of KJCT-TV. See Note 3 “Long-term Debt” for more information.

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

Based on the terms of our agreements with, the significance of our investment in, and our guarantee of the debt of, Excalibur, we have determined that Excalibur is a VIE of Gray. We believe we are the primary beneficiary of Excalibur because, subject to the ultimate control of the licensees, we have the power to direct the activities which significantly impact the economic performance of Excalibur through the services we provide, and our obligation to absorb losses and earn returns that would be considered significant to Excalibur. Included in our condensed consolidated statements of operations for the six months ended June 30, 2014 and 2013 is revenue of $0.9 million and $0.0 million, respectively, attributable to Excalibur.

The carrying amounts and classification of the assets and liabilities of Excalibur described above have been included in our consolidated balance sheets as of June 30, 2014 and December 31, 2013 as follows (in thousands):

	June 30,	December 31,
	2014	2013
Assets:
Current assets:
Cash	$473	$473
Accounts receivable, net	292	524
Current portion of program broadcast rights, net	11	42
Prepaid and other current assets	6	7
Total current assets	782	1,046

Property and equipment, net	790	883
Deferred loan costs, net	225	174
Broadcast licenses	4,161	4,161
Other intangible assets, net	459	575
Total assets	$6,417	$6,839

Liabilities:
Current liabilities:
Accounts payable	$32	$14
Employee compensation and benefits	56	8
Accrued interest	-	2
Other accrued expenses	18	13
Accrued expenses due to Gray	1,276	651
Current portion of program broadcast obligations	11	45
Current portion of long-term debt	200	200
Total current liabilities	1,593	933

Long-term debt, less current portion	2,700	2,800
Other long-term liabilities	2,124	3,106
Total liabilities	$6,417	$6,839

The assets of Excalibur can only be used to settle the obligations of Excalibur and may not be sold, or otherwise disposed of, except for assets sold or replaced with others of like kind or value. Other long-term liabilities of $2.1 million and $3.1 million, representing the fair value of the KJCT-TV Option as of June 30, 2014 and December 31, 2013, respectively, and accrued expenses due to Gray of $1.3 million and $0.7 million as of June 30, 2014 and December 31, 2013, respectively, were eliminated in our consolidated financial statements. The terms of the KJCT-TV Option provide for the acquisition of the license assets of KJCT-TV at an exercise price that was less than the carrying value of such assets as of June 30, 2014.

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

The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding for the three-month and six-month periods ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Weighted-average shares outstanding-basic	57,862	57,561	57,855	57,542
Common stock equivalents for stock options and restricted stock	449	378	443	278
Weighted-average shares outstanding-diluted	58,311	57,939	58,298	57,820

Accumulated Other Comprehensive Loss

Our accumulated other comprehensive loss balances as of June 30, 2014 and December 31, 2013 consist of adjustments to our pension liability and income tax benefit as follows (in thousands):

	June 30,	December 31,
	2014	2013

Accumulated balances of items included in accumulated other comprehensive loss:
Increase in pension liability	$(17,064)	$(17,064)
Income tax benefit	(6,655)	(6,655)
Accumulated other comprehensive loss	$(10,409)	$(10,409)

Consolidated Statement of Comprehensive Income

Our comprehensive income for the three-month and six-month periods ended June 30, 2014 and 2013 consists entirely of net income. Therefore, a consolidated statement of comprehensive income is not presented.

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

			Estimated
	June 30,	December 31,	Useful Lives
	2014	2013	(in years)
Property and equipment:
Land	$30,821	$25,656
Buildings and improvements	65,154	59,021	7 to 40
Equipment	365,051	323,603	3 to 20
	461,026	408,280
Accumulated depreciation	(269,578)	(264,659)
Total property and equipment, net	$191,448	$143,621

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

Recent Accounting Pronouncements

We have reviewed all recently issued accounting pronouncements. Of those pronouncements that have been issued but are not yet effective, we do not anticipate a material impact upon our financial statements upon our adoption of those pronouncements. None of the pronouncements that became effective and were adopted by us during the six months ended June 30, 2014 had a material effect upon our results of operations or financial position.

2.     Acquisitions

During the six-month period ended June 30, 2014, we completed the four acquisitions described below: the Hoak Acquisition, the KNDX Acquisition, the KEVN Acquisition and the WQCW Acquisition (collectively, the “2014 Acquisitions”). The 2014 Acquisitions are expected to, among other things, increase our revenues and cash flows from operating activities, and allow us to operate more efficiently and effectively, including by increasing our scale and providing us the ability to negotiate more favorable terms in our agreements with third parties.

Hoak Acquisition

On June 13, 2014, we completed the acquisition of 100% of the capital stock of certain wholly owned subsidiaries of Hoak Media, LLC (“Hoak”) for total cash consideration of approximately $298.4 million, which included a base purchase price of $290.8 million and a working capital adjustment of $7.6 million (the “Hoak Acquisition”). The subsidiaries owned and operated twelve television stations as described in the table below. The Hoak Acquisition also included the assumption of Hoak’s interest in certain operating agreements, and the acquisition of certain non-license assets, of KHAS-TV, which serves the Lincoln-Hastings, Nebraska market, from Hoak. On June 13, 2014, we transferred the programing of KHAS-TV to KSNB-TV, a station owned by Gray which also serves the Lincoln-Hastings, Nebraska, television market. We used borrowings under the 2014 Senior Credit Facility, as defined below, to fund the purchase price to complete the Hoak Acquisition.

The following stations were acquired in the Hoak Acquisition:

	Network		Market
Station	Affiliation	Market	Rank

KSFY-TV	ABC	Sioux Falls, SD	111
KABY-TV*	ABC	Sioux Falls, SD	111
KPRY-TV*	ABC	Sioux Falls, SD	111
KVLY-TV	NBC	Fargo-Valley City, ND	116
KNOE-TV	CBS	Monroe- El Dorado, LA	137
KFYR-TV	NBC	Minot-Bismarck-Dickinson, ND	145
KMOT-TV*	NBC	Minot-Bismarck-Dickinson, ND	145
KUMV-TV*	NBC	Minot-Bismarck-Dickinson, ND	145
KQCD-TV*	NBC	Minot-Bismarck-Dickinson, ND	145
KALB-TV	NBC/CBS	Alexandria, LA	179
KNOP-TV	NBC	North Platte, NE	208
KIIT-LP	FOX	North Platte, NE	208

 * satellite station

Parker Broadcasting, Inc. (“Parker”) owns KXJB-TV, which is affiliated with the CBS network and serves the Fargo, North Dakota market, and KAQY-TV, which is affiliated with the ABC network and serves the Monroe, Louisiana market. As a component of the Hoak Acquisition, Gray assumed Hoak’s rights under certain agreements with Parker to provide back-office services, sales support and limited programming to KXJB-TV and KAQY-TV (collectively the “Parker Agreements”). For additional information on Parker, see “Pending Parker Acquisitions” below.

KNDX Acquisition

On May 1, 2014, we acquired certain assets of KNDX-TV and its satellite station KXND-TV, as well as certain non-license assets of low power stations KNDX-LP and KXND-LP, from Prime Cities Broadcasting, Inc. (“Prime Cities”). These four stations served as the Fox network affiliates for the Minot-Bismarck, North Dakota television market. On June 13, 2014, we transferred the programing of KNDX-TV and KXND-TV to the television stations that we acquired from Hoak in the Minot-Bismarck, North Dakota, television market. On June 27, 2014, we acquired the low power FCC licenses of KNDX-LP and KXND-LP from Prime Cities. We refer to the acquisition of these assets from Prime Cities as the “KNDX Acquisition.” The total cash consideration to complete the KNDX Acquisition was $7.5 million, which was funded from a combination of cash from operations and borrowings under our 2012 Senior Credit Facility, as defined below.

KEVN Acquisition

On May 1, 2014, we acquired 100% of the equity interests in KEVN, Inc. from Mission TV, LLC (the “KEVN Acquisition”). KEVN, Inc. owned and operated KEVN-TV and its satellite station, KIVV-TV (collectively the “KEVN Stations”). The KEVN Stations are affiliated with the Fox network and serve the Rapid City, South Dakota market. The total purchase price to complete the KEVN Acquisition was approximately $8.8 million which included a base purchase price of $7.8 million and a working capital adjustment of $1.0 million. The cash consideration to complete the KEVN Acquisition was funded from a combination of cash from operations and borrowings under our 2012 Senior Credit Facility.

WQCW Acquisition

On April 1, 2014, we acquired the assets of WQCW-TV, Portsmouth, Ohio and WOCW-LP, Charleston, West Virginia from Lockwood Broadcast Group (collectively, the "WQCW Acquisition").  WQCW-TV and WOCW-LP serve as the CW affiliate for the Charleston/ Huntington, West Virginia television market, where we own and operate WSAZ-TV, the market's NBC affiliate.  The consideration to complete the WQCW Acquisition was approximately $5.5 million, which was funded from cash from operations.

Preliminary Fair Value Estimates:

The preliminary fair value estimates of the acquired assets, assumed liabilities and resulting goodwill from the 2014 Acquisitions are summarized as follows (in thousands):

	Hoak	KNDX	KEVN	WQCW
	Acquisition	Acquisition	Acquisition	Acquisition

Cash	$-	$-	$615	$-
Accounts receivable	10,732	-	565	-
Other current assets	511	39	96	45
Property and equipment	45,223	2,576	3,888	991
Broadcast licenses	91,958	500	1,675	3,691
Goodwill	130,342	1,839	2,767	802
Other intangible assets	35,411	2,584	1,786	15
Other non-current assets	-	15	29	-
Current liabilities	(3,595)	(36)	(265)	(45)
Other long-term liabilities	-	(17)	(32)	-
Deferred income tax liabilities	(12,134)	-	(2,339)	-

Total	$298,448	$7,500	$8,785	$5,499

The amounts in the table above are based upon management’s estimate of the fair values using valuation techniques including income, cost and market approaches.  In estimating the fair value of the acquired assets and assumed liabilities, the fair value estimates are based on, but not limited to, expected future revenue and cash flows, expected future growth rates, and estimated discount rates.

Accounts receivables are recorded at their fair value which represents the amount that we expect to collect. Contractual amounts are approximately $0.2 million more than their recorded fair value.

The amount related to property and equipment will be depreciated over their estimated useful lives ranging from 3 years to 40 years.

The amount related to other intangible assets represents the estimated fair values of retransmission agreements of $23.0 million; advertising contracts of $1.4 million; advertising relationships of $11.5 million; and favorable leases of $3.9 million. These intangible assets are being amortized over their estimated useful lives of approximately 4.2 years for retransmission agreements; approximately 1.0 year for advertising contracts; approximately 5.1 years for advertising relationships; and approximately 8.2 years for leases.

Goodwill is calculated as the excess of the consideration transferred over the fair value of the identifiable net assets acquired and liabilities assumed, and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce, as well as future synergies that we expect to generate from the 2014 Acquisitions. We have preliminarily recorded $135.8 million of goodwill in connection with the 2014 Acquisitions. Of the goodwill recognized in connection with the 2014 Acquisitions, approximately $85.7 million is deductible for income tax purposes.

The fair values of assets acquired and liabilities assumed were based upon preliminary valuations and the estimates and assumptions are subject to change within the measurement period as additional information is obtained. Any such changes could be material and could result in significantly different fair values from those set out above.

Preliminary Pro Forma Financial Information

The following table sets forth certain unaudited pro forma results of operations of the Company for the six months ended June 30, 2014 and 2013 assuming that the Hoak Acquisition, along with transactions necessary to finance the Hoak Acquisition, occurred on January 1, 2013 (in thousands, except per share data):

	Six Months Ended
	June 30,
	2014	2013

Revenue (less agency commissions)	$232,123	$195,138

Net income	$10,581	$2,348

Basic and diluted net income per share	$0.18	$0.04

This pro forma financial information is based on each of Gray’s and Hoak’s historical results of operations, adjusted for the effect of preliminary fair value estimates and other acquisition accounting adjustments, and is not necessarily indicative of what our results would have been had we completed the Hoak Acquisition on January 1, 2013 or on any other historical date, nor is it reflective of our expected results of operations for any future period. The pro forma adjustments for the six months ended June 30, 2014 and 2013 reflect (i) depreciation expense and amortization of finite-lived intangible assets related to the fair value of the assets acquired, (ii) additional interest expense related to the financing of the Hoak Acquisition, (iii) the loss from early extinguishment of debt as if our amendment and restatement of our 2014 Senior Credit Facility had ocurred in 2013 rather than 2014 and (iv) the related tax effects of the adjustments. This pro forma financial information has been prepared based on estimates and assumptions which we believe are reasonable as of the date hereof, and are subject to change based on, among other things, changes in the fair value estimates or underlying assumptions.

In connection with completing the Hoak Acquisition, we incurred $4.6 million of transaction related costs, primarily related to legal, consulting and other professional services, which were included within operating expenses. These costs were not included in the 2014 pro forma amounts presented above. In addition, 2013 pro forma net income was adjusted to include these costs as if they were incurred in the 2013 period as they were directly attributable to the Hoak Acquisition.

Net revenues and operating income of the businesses acquired in the Hoak Acquisition included in our actual condensed consolidated statements of operations for the six months ended June 30, 2014 were $3.3 million and $1.0 million, respectively.

Pro forma financial information for each of the KNDX Acquisition, the KEVN Acquisition and the WQCW Acquisition is not included in the table above, as such information is not material to our financial statements.

Pending Parker Acquisitions

On June 13, 2014, Gray entered into a separate stock purchase agreement with Parker (the “Parker Acquisitions”) pursuant to which we intend to acquire two wholly owned subsidiaries of Parker for $6.7 million. In connection with entering into the agreement to complete the Parker Acquisitions, we paid $5.36 million of the acquisition price to Parker and we have recorded this deposit as a current asset on our condensed consolidated balance sheet as of June 30, 2014. We currently anticipate that we will complete the Parker Acquisitions in 2014 and at that time the Parker Agreements will terminate.

3.      Long-term Debt

As of June 30, 2014 and December 31, 2013, long-term debt consisted of the following (in thousands):

	June 30,	December 31,
	2014	2013
Long-term debt including current portion:
2014 Senior Credit Facility	$525,000	$-
2012 Senior Credit Facility	-	159,000
2020 Notes	675,000	675,000
Excalibur Loan	2,900	3,000
Other	3	48
Total outstanding principal	1,202,903	837,048
Plus unamortized premium on our 2020 Notes	5,395	5,826
Less current portion	(5,453)	(224)
Net carrying value	$1,202,845	$842,650

Borrowing availability under the 2014 Senior Credit Facility	$40,000	$-
Borrowing availability under the 2012 Senior Credit Facility	$-	$30,000

Senior Credit Facility

On June 13, 2014 (the “Closing Date”), Gray entered into an amendment and restatement of its then existing senior credit facility (the “2012 Senior Credit Facility”) in the form of a new agreement (the “2014 Senior Credit Facility”).

The 2014 Senior Credit Facility provides total commitments of $575.0 million, consisting of a $525.0 million term loan facility (the “2014 Term Loan”) and a $50.0 million revolving credit facility (the “ 2014 Revolving Credit Facility”).

On the Closing Date, we borrowed $525.0 million under the 2014 Term Loan. Proceeds from borrowings under the 2014 Term Loan were used to repay all amounts outstanding under the 2012 Senior Credit Facility, to fund the cash purchase price to complete the Hoak Acquisition and to pay related fees and expenses, as well as for general corporate purposes.

2014 Term Loan borrowings bear interest, at our option, at either the Base Rate (as defined below) plus 1.75% to 2.0% or the London Interbank Offered Rate (“LIBOR”) plus 2.75% to 3.0%, subject to a LIBOR floor of 0.75%, in each case based on a first lien leverage ratio test as set forth in the 2014 Senior Credit Facility (the “First Lien Ratio Test”). The 2014 Term Loan also requires us to make quarterly principal repayments equal to 0.25% of the outstanding principal amount of the 2014 Term Loan beginning September 30, 2014.

Borrowings under the 2014 Revolving Credit Facility bear interest, at our option, based on the Base Rate plus 1.0% to 1.5% or LIBOR plus 2.0% to 2.5%, in each case based on the First Lien Ratio Test. Base Rate is defined as the greatest of (i) the administrative agent’s prime rate, (ii) the overnight federal funds rate plus 0.50% and (iii) one-month LIBOR plus 1.0%. We are required to pay a commitment fee on the average daily unused portion of the 2014 Revolving Credit Facility, which rate may range from 0.375% to 0.50% on an annual basis, based on the First Lien Ratio Test.

The 2014 Revolving Credit Facility matures on June 13, 2019 and the 2014 Term Loan matures on June 13, 2021.

Excluding accrued interest, the amount outstanding under our 2014 Senior Credit Facility as of June 30, 2014 consisted solely of a 2014 Term Loan balance of $525.0 million. Our maximum borrowing availability was limited under the 2014 Senior Credit Facility by our required compliance with certain restrictive covenants, including a first lien net leverage ratio covenant. Also as of June 30, 2014, we had a $10.0 million letter of credit outstanding under the 2014 Revolving Credit Facility, which reduced our borrowing availability thereunder to $40.0 million as of that date. As of June 30, 2014, the interest rate on the balance outstanding under the 2014 Senior Credit Facility was 3.8%. Also, as of June 30, 2014, we had a deferred loan cost balance, net of accumulated amortization, of $5.8 million related to the 2014 Senior Credit Facility.

Prior to the amendment and restatement, the 2012 Senior Credit Facility consisted of a revolving loan (the “2012 Revolving Credit Facility”) and a term loan (the “2012 Term Loan”). Excluding accrued interest, the amount outstanding under our 2012 Senior Credit Facility as of December 31, 2013 consisted solely of a 2012 Term Loan balance of $159.0 million. Also as of December 31, 2013, we had a $10.0 million letter of credit outstanding under the 2012 Revolving Credit Facility, which reduced our borrowing availability thereunder to $30.0 million as of that date. As of December 31, 2013, the interest rate on the balance outstanding under the 2012 Senior Credit Facility was 4.8%. Also, as of December 31, 2013, we had a deferred loan cost balance, net of accumulated amortization, of $3.9 million related to the 2012 Senior Credit Facility.

In connection with the entry into the 2014 Senior Credit Facility, we incurred loan issuance costs of approximately $7.1 million, including bank fees and other professional fees.

The amendment and restatement of the 2012 Senior Credit Facility was determined to be a significant modification and, as a result, we recorded a related loss from early extinguishment of debt of $4.9 million in the six-month period ended June 30, 2014.

7½% Senior Notes due 2020 (the “2020 Notes”)

As of June 30, 2014 and December 31, 2013, we had $675.0 million of our 2020 Notes outstanding; the coupon interest rate and the yield on the 2020 Notes was 7.5% and 7.3%, respectively, on each date, and we had a deferred loan cost balance, net of accumulated amortization, of $12.3 million and $13.2 million, respectively, related to our 2020 Notes.

Excalibur Loan

The Excalibur Loan is a term loan between a third party and Excalibur, a VIE whose financial condition and results we consolidate with ours in accordance with U.S. GAAP. As of June 30, 2014 and December 31, 2013, the balance outstanding of the Excalibur Loan was $2.9 million and $3.0 million, respectively. As of each of June 30, 2014 and December 31, 2013, the interest rate on the balance outstanding under the Excalibur Loan was 4.75%. The deferred loan cost balance, net of accumulated amortization, of the Excalibur Loan as of June 30, 2014 and December 31, 2013 was $0.2 million.

Collateral, Covenants and Restrictions

Our obligations under the 2014 Senior Credit Facility are secured by substantially all of the assets, including real estate, of Gray and substantially all of its subsidiaries. In addition, substantially all of Gray’s subsidiaries are joint and several guarantors of those obligations and Gray’s ownership interests in those subsidiaries are pledged to collateralize its obligations under the 2014 Senior Credit Facility. Excalibur is not a guarantor of, and its assets are not pledged to secure our obligations under, the 2014 Senior Credit Facility. Gray Television, Inc. is a holding company with no independent assets or operations.  For all periods presented, the 2020 Notes have been fully and unconditionally guaranteed, on a joint and several, senior unsecured basis, by substantially all of Gray Television, Inc.'s subsidiaries.  Any subsidiaries that do not guarantee such notes are "minor" (as defined in Rule 3-10(h) of Regulation S-X).  As of June 30, 2014, there were no significant restrictions on the ability of Gray Television, Inc.'s subsidiaries to distribute cash to Gray or to the guarantor subsidiaries. Excalibur is not a guarantor of the 2020 Notes. The Excalibur Loan is secured by substantially all of Excalibur’s assets, and we have jointly and severally guaranteed Excalibur’s obligations under the Excalibur Loan, including the payment of all unpaid principal and interest.

The 2014 Senior Credit Facility contains affirmative and restrictive covenants that Gray must comply with, including (a) limitations on additional indebtedness, (b) limitations on liens, (c) limitations on the sale of assets, (d) limitations on guarantees, (e) limitations on investments and acquisitions, (f) limitations on the payment of dividends, payments on certain other debt and share repurchases, (g) limitations on mergers, and (h) at all times at which amounts are outstanding under the 2014 Revolving Credit Facility, maintenance of a total leverage ratio not to exceed certain maximum limits, as well as other customary covenants for credit facilities of this type. The 2020 Notes include covenants with which we must comply and the Excalibur Loan includes covenants with which Excalibur must also comply, each of which are typical for borrowing transactions of their respective nature. As of June 30, 2014 and December 31, 2013, we and Excalibur were in compliance with all required covenants under our respective debt obligations.

See Note 1 “Basis of Presentation” for more information about Excalibur.

4.      Fair Value Measurement

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

The carrying amount of our long-term debt was $1,208.3 million and $842.9 million, respectively, and the fair value was $1,257.2 million and $877.5 million, respectively, as of June 30, 2014 and December 31, 2013. We classify our long-term debt within Level 2 of the fair value hierarchy. Fair value of our long-term debt is based on observable estimates provided by third-party financial professionals as of June 30, 2014 and December 31, 2013.

5.     Retirement Plans

The following table provides the components of net periodic benefit cost for our pension plans for the three-month and six-month periods ended June 30, 2014 and 2013, respectively (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Service cost	$1,300	$1,325	$2,644	$2,649
Interest cost	1,034	917	2,103	1,834
Expected return on plan assets	(1,057)	(830)	(2,151)	(1,659)
Loss amortization	244	742	496	1,484
Net periodic benefit cost	$1,521	$2,154	$3,092	$4,308

During the six-month period ended June 30, 2014, we contributed $2.7 million to our pension plans. During the remainder of the year ending December 31, 2014, we expect to contribute an additional $3.4 million to our pension plans.

6.     Stock-based Compensation

We recognize compensation expense for stock-based payment awards made to our employees and directors, including stock options and restricted shares under our 2007 Long-Term Incentive Plan, as amended (the “2007 Incentive Plan”) and our Directors’ Restricted Stock Plan. The following table provides our stock-based compensation expense and related income tax benefit for the three-month and six-month periods ended June 30, 2014 and 2013, respectively (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Stock-based compensation expense, gross	$980	$1,327	$3,052	$1,464
Income tax benefit at our statutory rate associated with stock-based compensation	(382)	(518)	(1,190)	(571)
Stock-based compensation expense, net	$598	$809	$1,862	$893

2007 Long-Term Incentive Plan

The 2007 Long-Term Incentive Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock awards, stock appreciation rights, and performance awards to acquire shares of our Class A common stock or common stock, or the receipt of other awards based on our performance, to our employees and non-employee directors.

During the six-month period ended June 30, 2014, we granted 312,961 shares of restricted common stock to our employees, of which 68,991 shares vested on the date of grant; 127,316 shares will vest on January 17, 2015; and 58,327 shares will vest on each of January 17, 2016 and January 17, 2017. Also during the six-month period ended June 30, 2014, we granted 194,413 shares of restricted Class A common stock to an employee, of which 31,821 shares vested on the date of grant; 75,412 shares will vest on January 17, 2015; and 43,590 shares will vest on each of January 17, 2016 and January 17, 2017. Also during the six-month period ended June 30, 2014, we granted 41,881 shares of restricted Class A common stock to our non-employee directors, all of which will vest on January 1, 2015. During the six-month period ended June 30, 2013, we granted 318,852 shares of restricted common stock to our employees, of which 107,224 shares vested in the year ended December 31, 2013; 70,542 shares vested on March 19, 2014; and 70,542 will vest on each of March 19, 2015 and March 19, 2016. During the six-month period ended June 30, 2013, we granted 63,210 shares of restricted common stock to our non-employee directors. These shares vested on January 1, 2014.

Directors’ Restricted Stock Plan

The Directors’ Restricted Stock Plan authorizes the grant of restricted stock awards to our non-employee directors. During the six-month periods ended June 30, 2014 and 2013, we did not grant any restricted stock awards under the Directors’ Restricted Stock Plan.

A summary of restricted common stock activity for the six-month periods ended June 30, 2014 and 2013 is as follows:

	Six Months Ended
	June 30, 2014		June 30, 2013
		Weighted-		Weighted-
		average		average
		Grant Date		Grant Date
	Number of	Fair Value	Number of	Fair Value
	Shares	Per Share	Shares	Per Share
Restricted stock - common:
Outstanding - beginning of period	274,838	$4.43	-	$-
Granted	312,961	$11.78	382,062	$5.20
Vested	(202,743)	$6.93	(107,224)	$7.16
Outstanding - end of period	385,056	$9.09	274,838	$4.43

A summary of restricted Class A common stock activity for the six-month periods ended June 30, 2014 and 2013 is as follows:

	Six Months Ended
	June 30, 2014		June 30, 2013
		Weighted-average		Weighted-average
		Grant Date		Grant Date
	Number of	Fair Value	Number of	Fair Value
	Shares	Per Share	Shares	Per Share
Restricted stock - class A common:
Restricted stock - beginning of period	-	$-	-	$-
Granted	236,294	$9.80	-	$-
Vested	(31,821)	$9.75	-	$-
Restricted stock - end of period	204,473	$9.81	-	$-

A summary of stock option activity related to our common stock for the six-month periods ended June 30, 2014 and 2013 is as follows:

	Six Months Ended
	June 30, 2014		June 30, 2013
	Number of Shares Underlying Options	Weighted- Average Exercise Price	Number of Shares Underlying Options	Weighted- Average Exercise Price
Stock options - common:
Outstanding - beginning of period	274,746	$1.99	1,316,068	$5.98
Options granted	-	$-	-	$-
Options exercised	-	$-	(30,000)	$3.36
Options expired	-	$-	(921,500)	$7.64
Options forfeited	-	$-	-	$-
Options outstanding - end of period	274,746	$1.99	364,568	$1.99

Exercisable at end of period	137,376	$1.99	158,510	$1.99

      For the six-month period ended June 30, 2014, we did not have any stock options outstanding for our Class A common stock. The aggregate intrinsic value of our outstanding stock options was $3.1 million based on the closing market price of our common stock on June 30, 2014.

7.      Commitments and Contingencies

Acquisition Commitments

As of June 30, 2014, we were party to various agreements to complete pending acquisitions pursuant to which we are obligated to pay an additional aggregate of approximately $4.2 million. Completion of these acquisitions is subject to various conditions, some of which are outside of our control, and which include, in some instances, the approval of the acquisition by the FCC. No assurances of the timing of such approvals can be provided.

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

The UK Agreement provides that we will share in profits in excess of certain amounts specified by the agreement, if any, but not losses. The agreement also provides that we will separately retain all local broadcast advertising revenue and pay all local broadcast expenses for activities under the agreement. Under the agreement, IMG agreed to make all license fee payments to UK. However, if IMG is unable to pay the license fee to UK, we will then be required to pay the unpaid portion of the license fee to UK. As of June 30, 2014, the aggregate license fee to be paid by IMG to UK over the remaining term of the agreement is approximately $9.0 million. If we make advances on behalf of IMG, IMG is required to reimburse us for the amount paid within 60 days after the close of each contract year, which ends on June 30th. IMG has also agreed to pay interest on any advance at a rate equal to the prime rate. During the six-month period ended June 30, 2014, we did not advance any amounts to UK on behalf of IMG under this agreement. As of June 30, 2014, we do not consider the risk of non-performance by IMG to be high.

8.      Goodwill and Intangible Assets

During the six months ended June 30, 2014, we acquired various television broadcast stations and broadcast licenses. As a result of these acquisitions, our goodwill and intangible balances increased during the six months ended June 30, 2014. See Note 2 “Acquisitions” for more information regarding these transactions. A summary of changes in our goodwill and other intangible assets, on a net basis, for the six months ended June 30, 2014 is as follows (in thousands):

	Net Balance at	Acquisitions			Net Balance at
	December 31,	And			June 30,
	2013	Adjustments	Impairments	Amortization	2014

Goodwill	$184,409	$135,718	$-	$-	$320,127
Broadcast licenses	838,982	97,824	-	-	936,806
Definite lived intangible assets	2,644	39,796	-	(1,468)	40,972
Total intangible assets net of accumulated amortization	$1,026,035	$273,338	$-	$(1,468)	$1,297,905

As of June 30, 2014 and December 31, 2013, our intangible assets and related accumulated amortization consisted of the following (in thousands):

	As of June 30, 2014			As of December 31, 2013
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Intangible assets not subject to amortization:
Broadcast licenses	$990,505	$(53,699)	$936,806	$892,681	$(53,699)	$838,982
Goodwill	320,127	-	320,127	184,409	-	184,409
	$1,310,632	$(53,699)	$1,256,933	$1,077,090	$(53,699)	$1,023,391

Intangible assets subject to amortization:
Network affiliation agreements	$1,265	$(1,265)	$-	1,264	$(1,264)	$-
Other definite lived intangible assets	55,621	(14,649)	40,972	15,826	(13,182)	2,644
	$56,886	$(15,914)	$40,972	$17,090	$(14,446)	$2,644

Total intangibles	$1,367,518	$(69,613)	$1,297,905	$1,094,180	$(68,145)	$1,026,035

Upon renewal of intangible assets such as network affiliations and broadcast licenses, we expense all related fees as incurred.

9.     Income Taxes

For the three-month and six-month periods ended June 30, 2014 and 2013, our income tax expense and effective income tax rates were as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Income tax expense	$876	$3,573	$1,735	$5,224
Effective income tax rate	35.5%	41.0%	37.7%	46.5%

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

For the six-month period ended June 30, 2014, these estimates increased or decreased our statutory Federal income tax rate of 35.0% to our effective income tax rate of 37.7% as follows: state income taxes added 1.7% and permanent differences between our U.S. GAAP income and taxable income added 1.2%, while adjustments to our reserve for uncertain tax positions resulted in a reduction of 0.2%.

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

10.     Subsequent Events

WJRT-TV/WTVG-TV Acquisition

On July 24, 2014, we entered into an agreement to acquire all of the outstanding capital stock of WJRT Acquisition, Inc. and WTVG Acquisition, Inc. from SJL Holdings, LLC and SJL Holdings II, LLC, respectively, for an aggregate purchase price of approximately $128.0 million plus a working capital adjustment (the “WJRT-TV/WTVG-TV Acquisition”).  WJRT Acquisition, Inc. and WTVG Acquisition, Inc. own and operate WJRT-TV and WTVG-TV, which are the ABC-affiliated television stations serving the Flint-Saginaw-Bay City, Michigan, and Toledo, Ohio, television markets, respectively.  In addition, WTVG-TV expects to launch a multicast channel affiliated with the CW network on or about September 1, 2014. Gray expects to finance the WJRT-TV/WTVG-TV Acquisition through a combination of cash on hand and from one or more financing sources, depending on the cost and availability of any such financing. The WJRT-TV/WTVG-TV Acquisition is subject to receipt of regulatory and other approvals and is expected to close prior to December 31, 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Introduction

The following analysis of the financial condition and results of operations of Gray Television, Inc. and its consolidated subsidiaries (except as the context otherwise provides, “Gray,” the “Company,” “we,” “us” or “our”) should be read in conjunction with our unaudited condensed consolidated financial statements and related notes contained in this report and our audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the “2013 Form 10-K”). Gray’s consolidated financial condition and results of operations include the accounts of Excalibur Broadcasting, LLC (collectively with its subsidiaries, “Excalibur”), a variable interest entity that Gray is required to consolidate under generally accepted accounting principles. Included in Gray’s results of operations for the six months ended June 30, 2014 and 2013 is net revenue of $0.9 million and $0.0 million, respectively, of Excalibur.

Overview

We are a television broadcast company headquartered in Atlanta, Georgia, that owns and operates television stations and digital properties in markets throughout the United States. As described in more detail elsewhere herein, during the six months ended June 30, 2014, we completed the acquisition of a number of television stations. As of June 30, 2014, we owned and/or operated television stations in 42 television markets broadcasting a total of 139 programming streams, including 27 affiliates of the CBS Network (“CBS”), 24 affiliates of the NBC Network (“NBC”), 14 affiliates of the ABC Network (“ABC”) and ten affiliates of the FOX Network (“FOX”).

Within a market, we broadcast secondary digital channels that are in addition to our primary broadcast channels. Our secondary broadcast channels are generally affiliated with networks different from those affiliated with our primary broadcast channels, and they are operated by us to make better use of our broadcast spectrum by providing supplemental and/or alternative programming to our primary channels. Certain of our secondary channels are affiliated with more than one network simultaneously. In addition to affiliations with ABC, CBS and FOX, our secondary channels are affiliated with the following networks: the CW Network or the CW Plus Network (collectively, “CW”), MyNetworkTV (“MyNet.”), the MeTV Network (“MeTV”), This TV Network (“This TV”), Antenna TV (“Ant.”), Live Well Network (“LW”) and Telemudo (“Tel.”). We also broadcast nine local news/weather channels in certain of our existing markets. Our combined TV station group reaches approximately 7.3% of total United States households.

As of the date hereof, we have pending acquisitions of television stations broadcasting a total of four programming streams. We operate six stations pursuant to various agreements including local marketing agreements, ad representation agreements and/or shared service agreements.

Recent Acquisitions

During the six-month period ended June 30, 2014, we completed four acquisitions that are described in Note 2, “Acquisitions,” of the notes to our unaudited condensed consolidated financial statements included elsewhere herein: the Hoak Acquisition, the KNDX Acquisition, the KEVN Acquisition and the WQCW Acquisition (collectively, the “2014 Acquisitions”). We began providing services to one new full-power station (“KJCT-TV”) on October 31, 2013 and began operating additional stations in three new markets (the “Yellowstone Stations”) on November 1, 2013. The stations acquired in the 2014 Acquisitions, KJCT-TV and the Yellowstone Stations are collectively referred to as the “Acquired Stations.”

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

Revenues, Cyclicality and Seasonality

Broadcast stations like ours rely on advertising revenue and this revenue is sensitive to cyclical changes in the economy. As a result, improvement in general economic conditions resulted in improvements of our non-political advertising revenue in the six-month period ended June 30, 2014 compared to the six-month period ended June 30, 2013.

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

For the six-month period ended June 30, 2014, our largest advertising customer category was automotive. For each of the six-month periods ended June 30, 2014 and 2013, we earned approximately 24% of our total broadcast advertising revenue from our automotive customers. Our business and operating results could be materially adversely affected if advertising revenue from automotive customers decreases. Our business and operating results could also be materially adversely affected if revenue decreased from one or more other significant advertising categories, such as the medical, restaurant, communications, furniture and appliances, entertainment, or financial service industries.

Please see our “Results of Operations” and “Liquidity and Capital Resources” sections below for further discussion of our operating results.

Revenue

Set forth below are the principal types of revenue, less agency commissions, earned by us for the periods indicated and the percentage contribution of each type of revenue to our total revenue (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
		Percent		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total
Revenue:
Local	$56,678	52.8%	$50,869	60.4%	$107,722	54.3%	$97,297	59.9%
National	14,826	13.8%	15,052	17.9%	28,174	14.2%	28,476	17.5%
Internet	7,206	6.7%	6,257	7.4%	13,245	6.7%	11,963	7.4%
Political	8,616	8.0%	751	0.9%	11,408	5.7%	1,392	0.9%
Retransmission consent	17,659	16.5%	9,396	11.1%	33,776	17.0%	19,088	11.7%
Other	2,264	2.2%	1,960	2.3%	4,221	2.1%	4,238	2.6%
Total	$107,249	100.0%	$84,285	100.0%	$198,546	100.0%	$162,454	100.0%

Results of Operations

Three Months Ended June 30, 2014 (“2014 three-month period”) Compared to Three Months Ended June 30, 2013 (“2013 three-month period”)

Revenue. Total revenue increased $23.0 million, or 27%, to $107.2 million in the 2014 three-month period primarily due to increases in local advertising revenue, internet advertising revenue and retransmission consent revenue, as well as an expected increase in political advertising revenue. The Acquired Stations accounted for approximately $8.9 million of our total revenue in the 2014 three-month period. Political advertising revenue increased $7.9 million to $8.6 million due to 2014 being the “on year” of the two year election cycle which resulted in increased spending by political candidates, political parties and special interest groups in the 2014 three-month period. Retransmission consent revenue increased $8.3 million, or 88%, to $17.7 million primarily due to increased subscriber rates. Local advertising revenue increased approximately $5.8 million, or 11%, to $56.7 million due to increased spending by our advertisers in a gradually improving economic environment. National advertising revenue decreased approximately $0.2 million, or 2%, to $14.8 million. Internet advertising revenue increased $0.9 million, or 15%, to $7.2 million.

Excluding revenue attributable to the Acquired Stations and political advertisers, our five largest advertising categories on a combined local and national basis by customer type demonstrated the following changes during the 2014 three-month period compared to the 2013 three-month period: automotive increased 6%; medical increased less than 1%; restaurant increased less than 1%; communications decreased 2%; and furniture and appliances decreased 10%.

Broadcast expenses. Broadcast expenses (before depreciation, amortization and loss (gain) on disposal of assets) increased $14.2 million, or 27%, to $66.0 million in the 2014 three-month period, due primarily to increases in compensation expense of $8.1 million and non-compensation expense of $6.1 million. Compensation expense increased primarily due to increases in non-cash paid-time-off of $3.8 million, salaries of $2.6 million, healthcare costs of $2.1 million and non-cash stock-based compensation of $0.3 million offset, in part, by a decrease in pension expense of $0.6 million. The non-cash increase in expense for paid-time-off was due largely to a change in our employee benefit policy. The increase in salaries resulted primarily from the addition of the Acquired Stations. The increase in healthcare costs was due to increased claims activity. Non-compensation expense increased primarily due to increases in network affiliation fees of $2.4 million (reflecting in part, increased fees payable to the ABC network for our affiliation agreements that renewed December 31, 2013) and to a lesser extent increases in other programming costs, software license fees, consulting fees, bad debt expense and other professional fees. During the 2014 three-month period and the 2013 three-month period, we recorded total broadcast non-cash stock-based compensation expense of $0.3 million and $0.0 million, respectively. Broadcast non-cash stock-based compensation expense increased due to a grant of restricted common stock to certain employees in 2014. The Acquired Stations accounted for approximately $6.2 million of aggregate broadcast expense increase in the 2014 three-month period.

Corporate and administrative expenses. Corporate and administrative expenses (before depreciation, amortization and loss (gain) on disposal of assets) increased $4.6 million, or 86%, to $9.8 million in the 2014 three-month period due primarily to increases in non-compensation expense of $4.5 million and compensation expense of $0.1 million. Non-compensation expense increased primarily due to increases in legal and other professional fees associated with our completed and pending acquisitions. Compensation expense increased primarily due to routine increases in salary expense offset, in part, by a decrease in non-cash stock-based compensation expenses. During the 2014 three-month period and the 2013 three-month period, we recorded corporate non-cash stock-based compensation expense of $0.7 million and $1.3 million, respectively. Non-cash stock-based compensation expense decreased primarily due to the vesting of restricted stock of an employee upon his termination in the 2013 three-month period. A similar event did not occur in the 2014 three-month period.

Depreciation. Depreciation of property and equipment increased $1.0 million, or 18%, to $7.0 million during the 2014 three-month period compared to the 2013 three-month period. Depreciation increased due to additional property and equipment being placed in service as a result of routine purchases and the acquisition of the Acquired Stations.

Amortization of intangible assets. Amortization of intangible assets increased approximately $1.2 million to $1.2 million during the 2014 three-month period compared to the 2013 three-month period. Amortization expense increased due to amortization of the additional definite lived intangible assets of the Acquired Stations.

Interest expense. Interest expense increased $3.2 million, or 26%, to $15.8 million for the 2014 three-month period. This increase was attributable to an increase in average interest rates and an increase in average borrowings outstanding. Our average debt balance was $961.9 million and $835.0 million during the 2014 and 2013 three-month periods, respectively. The average interest rate on our total debt balances was approximately 6.5% and 5.7% during the 2014 and 2013 three-month periods, respectively.

Loss from early extinguishment of debt. On June 13, 2014, we entered into an amendment and restatement of our 2012 Senior Credit Facility in the form of a new agreement (the “2014 Senior Credit Facility). In connection with the entry into the 2014 Senior Credit Facility, we incurred loan issuance costs of approximately $7.1 million, including bank fees and other professional fees. The amendment and restatement of the 2012 Senior Credit Facility was determined to be a significant modification and, as a result, we recorded a related loss from early extinguishment of debt of $4.9 million in the three-month period ended June 30, 2014.

Income tax expense. We recognized income tax expense of $0.9 million and $3.6 million for the 2014 and 2013 three-month periods, respectively. For the 2014 and 2013 three-month periods, our effective income tax rate was 35.5% and 41.0%, respectively. We estimate our differences between taxable income and recorded income on an annual basis. Our tax provision for each interim reporting period is based upon these full year projections which are revised each interim reporting period. These projections incorporate estimates of permanent differences between U.S. GAAP income and taxable income, state income taxes, adjustments to our liability for unrecognized tax benefits and other items as necessary to adjust our statutory Federal income tax rate of 35.0% to our effective income tax rate. Our effective income tax rate for the 2014 three-month period as compared to the 2013 three-month period decreased primarily due to a decrease in state income taxes for the 2014 three-month period as compared to the 2013 three-month period.

Six Months Ended June 30, 2014 (“2014 six-month period”) Compared to Six Months Ended June 30, 2013 (“2013 six-month period”)

Revenue. Total revenue increased $36.1 million, or 22%, to $198.5 million in the 2014 six-month period primarily due to increases in local advertising revenue, internet advertising revenue and retransmission consent revenue, as well as an expected increase in political advertising revenue. The Acquired Stations accounted for approximately $12.6 million of our total revenue in the 2014 six-month period. Political advertising revenue increased $10.0 million, or 720%, to $11.4 million due to 2014 being the “on year” of the two year election cycle which resulted in increased spending by political candidates, political parties and special interest groups in the 2014 six-month period. Retransmission consent revenue increased $14.7 million, or 77%, to $33.8 million primarily due to increased subscriber rates. Local advertising revenue increased approximately $10.4 million, or 11%, to $107.7 million. National advertising revenue decreased approximately $0.3 million, or 1%, to $28.2 million. Local and national advertising revenue in the 2014 six-month period benefited from approximately $3.8 million earned from the broadcast of the 2014 Winter Olympic Games on our fourteen NBC affiliated stations. There was no corresponding Olympic Games advertising revenue during the 2013 six-month period. Local and national advertising revenue included the broadcast of the 2014 Super Bowl on our five FOX channels, which earned us approximately $0.2 million, a decrease of approximately $0.9 million compared to the broadcast of the 2013 Super Bowl on our then 20 CBS channels that earned us approximately $1.1 million. Internet advertising revenue increased $1.3 million, or 11%, to $13.2 million.

Excluding revenue attributalbe to the Acquired Stations and political advertisers, our five largest advertising categories on a combined local and national basis by customer type demonstrated the following changes during the 2014 six-month period compared to the 2013 six-month period: automotive increased 8%; medical increased 7%; restaurant decreased 12%; communications decreased 4%; and furniture and appliances decreased 6%.

Broadcast expenses. Broadcast expenses (before depreciation, amortization and loss (gain) on disposal of assets) increased $21.1 million, or 20%, to $126.4 million in the 2014 six-month period, due primarily to an increase in non-compensation expense of $11.5 million and compensation expense of $9.6 million. Non-compensation expense increased primarily due to increases in network affiliation fees of $4.5 million (reflecting in part, increased fees payable to the ABC network for our affiliation agreements that renewed December 31, 2013) and to a lesser extent increases in programming costs, software license fees, consulting fees, bad debt expense and other professional fees. Compensation expense increased primarily due to increases in salaries of $4.7 million, non-cash paid-time-off of $3.9 million, health care costs of $0.9 million and non-cash stock-based compensation of $1.0 million offset, in part, by a decrease in pension expense of $1.2 million. The increase in salaries resulted primarily from the addition of the Acquired Stations. The non-cash increase in expense for paid-time-off was due largely to a change in our employee benefit policy. During the six-months ended June 30, 2014 and 2013, we recorded total broadcast non-cash stock-based compensation expense of $1.0 million and $0.0 million, respectively. Broadcast non-cash stock-based compensation expense increased due to a grant of restricted common stock to certain employees in 2014. The Acquired Stations accounted for approximately $9.5 million of aggregate broadcast expense increase in the 2014 six-month period.

Corporate and administrative expenses. Corporate and administrative expenses (before depreciation, amortization and loss (gain) on disposal of assets) increased $7.2 million, or 79%, to $16.3 million for the 2014 six-month period due primarily to increases in compensation expense of $1.7 million and non-compensation expense of $5.5 million. Non-compensation expense increased primarily due to increases in legal and other professional fees associated with our completed and pending acquisitions. Compensation expense increased primarily due to routine increases in salary expense and non-cash stock-based compensation expenses. We recorded non-cash stock-based compensation expense during the six-month periods ended June 30, 2014 and 2013 of $2.1 million and $1.5 million, respectively. Corporate non-cash stock-based compensation expense increased due to a grant of restricted common stock to certain employees in 2014.

Depreciation. Depreciation of property and equipment increased $1.6 million, or 14%, to $13.4 million for the 2014 six-month period. Depreciation increased due to additional property and equipment being placed in service due to routine purchases and the acquisition of the Acquired Stations.

Amortization of intangible assets. Amortization of intangible assets increased $1.4 million to $1.5 million during the 2014 six-month period compared to the 2013 six-month period. Amortization increased due to amortization of the additional definite lived intangible assets of the Acquired Stations.

Interest expense. Interest expense increased $6.0 million, or 24%, to $31.1 million for the 2014 six-month period. This increase was attributable to an increase in average interest rates and an increase in average borrowings outstanding. Our average debt balance was $899.4 million and $835.0 million during the 2014 and 2013 six-month periods, respectively. The average interest rates on our total debt balances were 6.7% and 5.7% during the 2014 and 2013 six-month periods, respectively.

Loss from early extinguishment of debt. In connection with entering into the 2014 Senior Credit Facility, we incurred loan issuance costs of approximately $7.1 million, including bank fees and other professional fees. The amendment and restatement of the 2012 Senior Credit Facility was determined to be a significant modification and, as a result, we recorded a related loss upon early extinguishment of debt of $4.9 million in the six-month period ended June 30, 2014.

Income tax expense. We recognized income tax expense of $1.7 million and $5.2 million in the 2014 and 2013 six-month periods, respectively. For the 2014 and 2013 six-month periods, our effective income tax rate was 37.7% and 46.5%, respectively. We estimate our differences between taxable income and recorded income on an annual basis. Our tax provision for each interim reporting period is based upon these full year projections which are revised each interim reporting period. These projections incorporate estimates of permanent differences between U.S. GAAP income and taxable income, state income taxes, adjustments to our liability for unrecognized tax benefits and other items as necessary to adjust our statutory Federal income tax rate of 35.0% to our effective income tax rate. Our effective income tax rate for the 2014 six-month period as compared to the 2013 six-month period decreased primarily due to an adjustment resulting from the expiration of certain unexercised stock options in the 2013 six-month period.

Liquidity and Capital Resources

General

The following table presents data that we believe is helpful in evaluating our liquidity and capital resources (in thousands).

	Six Months Ended June 30,
	2014	2013
Net cash provided by operating activities	$29,339	$25,919
Net cash used in investing activities	(335,323)	(13,669)
Net cash provided by financing activities	358,576	87
Increase in cash	$52,592	$12,337

	As of
	June 30, 2014	December 31, 2013
Cash	$66,070	$13,478
Long-term debt	$1,202,845	$842,650
Borrowing availability under the 2014 Senior Credit Facility	$40,000	$-
Borrowing availability under the 2012 Senior Credit Facility	$-	$30,000

Senior Credit Facility

As described above, on June 13, 2014 (the “Closing Date”), Gray entered into an amendment and restatement of its then existing senior credit facility (the “2012 Senior Credit Facility”) in the form of the 2014 Senior Credit Facility.

The 2014 Senior Credit Facility provides total commitments of $575.0 million, consisting of a $525.0 million term loan facility (the “2014 Term Loan”) and a $50.0 million revolving credit facility (the “ 2014 Revolving Credit Facility”).

On the Closing Date, we borrowed $525.0 million under the 2014 Term Loan. Proceeds from borrowings under the 2014 Term Loan were used to repay all amounts outstanding under the 2012 Senior Credit Facility, to fund the cash purchase price to complete the Hoak Acquisition and to pay related fees and expenses, as well as for general corporate purposes.

2014 Term Loan borrowings bear interest, at our option, at either the Base Rate (as defined below) plus 1.75% to 2.0% or the London Interbank Offered Rate (“LIBOR”) plus 2.75% to 3.0%, subject to a LIBOR floor of 0.75%, in each case based on a first lien leverage ratio test as set forth in the 2014 Senior Credit Facility (the “First Lien Ratio Test”). The 2014 Term Loan also requires us to make quarterly principal repayments equal to 0.25% of the outstanding principal amount of the 2014 Term Loan beginning September 30, 2014.

Borrowings under the 2014 Revolving Credit Facility bear interest, at our option, based on the Base Rate plus 1.0% to 1.5% or LIBOR plus 2.0% to 2.5%, in each case based on the First Lien Ratio Test. Base Rate is defined as the greatest of (i) the administrative agent’s prime rate, (ii) the overnight federal funds rate plus 0.50% and (iii) one-month LIBOR plus 1.0%. We are required to pay a commitment fee on the average daily unused portion of the 2014 Revolving Credit Facility, which rate may range from 0.375% to 0.50% on an annual basis, based on the First Lien Ratio Test.

The 2014 Revolving Credit Facility matures on June 13, 2019 and the 2014 Term Loan matures on June 13, 2021.

Excluding accrued interest, the amount outstanding under our 2014 Senior Credit Facility as of June 30, 2014 consisted solely of a 2014 Term Loan balance of $525.0 million. Our maximum borrowing availability was limited under the 2014 Senior Credit Facility by our required compliance with certain restrictive covenants, including a first lien net leverage ratio covenant. Also as of June 30, 2014, we had a $10.0 million letter of credit outstanding under the 2014 Revolving Credit Facility, which reduced our borrowing availability thereunder to $40.0 million as of that date. The interest rate on the balance outstanding under the 2014 Senior Credit Facility was 3.8% as of June 30, 2014, and we had a deferred loan cost balance, net of accumulated amortization of $5.8 million related to the 2014 Senior Credit Facility at that date.

Prior to its amendment and restatement, the 2012 Senior Credit Facility consisted of a revolving loan ( the “2012 Revolving Credit Facility”) and a term loan (the “2012 Term Loan”). Excluding accrued interest, the amount outstanding under our 2012 Senior Credit Facility as of December 31, 2013 consisted solely of a 2012 Term Loan balance of $159.0 million. Also as of December 31, 2013, we had a $10.0 million letter of credit outstanding under the 2012 Revolving Credit Facility, which reduced our borrowing availability thereunder to $30.0 million as of that date. As of December 31, 2013, the interest rate on the balance outstanding under the 2012 Senior Credit Facility was 4.8%, and we had a deferred loan cost balance, net of accumulated amortization, of $3.9 million related to the 2012 Senior Credit Facility at that date.

In connection with the entry into the 2014 Senior Credit Facility, we incurred loan issuance costs of approximately $7.1 million, including bank fees and other professional fees.

The amendment and restatement of the 2012 Senior Credit Facility was determined to be a significant modification and, as a result, we recorded a related loss upon early extinguishment of debt of $4.9 million in the six-month period ended June 30, 2014.

7½% Senior Notes due 2020 (the “2020 Notes”)

As of June 30, 2014 and December 31, 2013, we had $675.0 million of our 2020 Notes outstanding; the coupon interest rate and the yield on the 2020 Notes was 7.5% and 7.3%, respectively, on each date, and we had a deferred loan cost balance, net of accumulated amortization, of $12.3 million and $13.2 million, respectively, related to our 2020 Notes.

Excalibur Loan

The Excalibur Loan is a term loan between a third party and Excalibur, a VIE whose financial condition and results we consolidate with ours in accordance with U.S. GAAP. As of June 30, 2014 and December 31, 2013, the balance outstanding of the Excalibur Loan was $2.9 million and $3.0 million, respectively. As of each of June 30, 2014 and December 31, 2013, the interest rate on the balance outstanding under the Excalibur Loan was 4.75%. The deferred loan cost balance, net of accumulated amortization, of the Excalibur Loan as of June 30, 2014 and December 31, 2013 was $0.2 million.

Collateral, Covenants and Restrictions

Our obligations under the 2014 Senior Credit Facility are secured by substantially all of the assets, including real estate, of Gray and substantially all of its subsidiaries. In addition, substantially all of Gray’s subsidiaries are joint and several guarantors of those obligations and Gray’s ownership interests in those subsidiaries are pledged to collateralize its obligations under the 2014 Senior Credit Facility. Excalibur is not a guarantor of, and its assets are not pledged to secure our obligations under, the 2014 Senior Credit Facility. Gray Television, Inc. is a holding company with no independent assets or operations.  For all periods presented, the 2020 Notes have been fully and unconditionally guaranteed, on a joint and several, senior unsecured basis, by substantially all of Gray Television, Inc.'s subsidiaries.  Any subsidiaries that do not guarantee such notes are "minor" (as defined in Rule 3-10(h) of Regulation S-X).  As of June 30, 2014, there were no significant restrictions on the ability of Gray Television, Inc.'s subsidiaries to distribute cash to Gray or to the guarantor subsidiaries. Excalibur is not a guarantor of the 2020 Notes. The Excalibur Loan is secured by substantially all of Excalibur’s assets, and we have jointly and severally guaranteed Excalibur’s obligations under the Excalibur Loan, including the payment of all unpaid principal and interest.

The 2014 Senior Credit Facility contains affirmative and restrictive covenants that Gray must comply with, including (a) limitations on additional indebtedness, (b) limitations on liens, (c) limitations on the sale of assets, (d) limitations on guarantees, (e) limitations on investments and acquisitions, (f) limitations on the payment of dividends, payments on certain other debt and share repurchases, (g) limitations on mergers, and (h) at all times at which amounts are outstanding under the 2014 Revolving Credit Facility, maintenance of a total leverage ratio not to exceed certain maximum limits, as well as other customary covenants for credit facilities of this type. The 2020 Notes include covenants with which we must comply and the Excalibur Loan includes covenants with which Excalibur must also comply, each of which are typical for borrowing transactions of their respective nature. As of June 30, 2014 and December 31, 2013, we and Excalibur were in compliance with all required covenants under our respective debt obligations.

Net Cash Provided By (Used In) Operating, Investing and Financing Activities

Net cash provided by operating activities was $29.3 million in the 2014 six-month period compared to $25.9 million in the 2013 six-month period. The increase in cash provided by operations was due primarily to an increase in revenue offset, in part, by increases in broadcast and corporate and administrative expenses.

Net cash used in investing activities was $335.3 million in the 2014 six-month period compared to net cash used in investing activities of $13.7 million for the 2013 six-month period. The increase in cash used in investing activities was largely due to the funding of the 2014 Acquisitions which were completed in the 2014 six-month period.

Net cash provided by financing activities in the 2014 six-month period was $358.6 million compared to net cash provided by financing activities of $0.1 million in the 2013 six-month period. This increase in cash provided by financing activities was due primarily to an increase in borrowings of long-term debt, net of repayments, in the 2014 six-month period compared to the 2013 six-month period. On June 13, 2014, we borrowed $525.0 million under the 2014 Senior Credit Facility, using the funds as follows: $309.5 million to complete the Hoak Acquisition, including fees, and fund a down payment on the Parker Acquisition; $159.5 million to pay off existing debt and related accrued interest; $6.5 million for payment of fees resulting from the amendment and restatement of the 2012 Senior Credit Facility; and $49.5 million in cash for general corporate purposes.

Liquidity

As of June 30, 2014, required debt principal repayments over the next twelve months consisted primarily of $5.3 million due under the 2014 Senior Credit Facility and $0.2 million due under the Excalibur Loan. As of June 30, 2014, we estimate that we will make approximately $70.8 million in debt interest payments over the next twelve months immediately following June 30, 2014. Capital expenditures may increase to between $25.0 million and $28.0 million during the twelve months immediately following June 30, 2014. We also estimate as of June 30, 2014 that we will be required to pay approximately $4.2 million to complete currently pending acquisitions. These acquisitions are subject to a number of conditions, some of which may be out of our control, and which include, in some instances, FCC approval.  No assurances of the timing of the satisfaction of these conditions can be provided. Although our cash flows from operations are subject to a number of risks and uncertainties, we anticipate that our cash on hand, future cash expected to be generated from operations, borrowings from time to time under the 2014 Senior Credit Facility (or any such other credit facility as may be in place at the appropriate time) and, potentially, external equity or debt financing, will be sufficient to fund these debt service obligations, estimated capital expenditures and acquisition-related obligations. Any potential equity or debt financing would depend upon, among other things, the costs and availability of such financing at the appropriate time.  We also presently believe that our future cash expected to be generated from operations and borrowing availability under the 2014 Senior Credit Facility (or any such other credit facility) will be sufficient to fund our future capital expenditures and long-term debt service obligations until at least June 13, 2021, which is the maturity date of the 2014 Term Loan.

Capital Expenditures

Capital expenditures in the 2014 and 2013 six-month periods were $10.5 million and $12.5 million, respectively. We anticipate that our capital expenditures for the remainder of 2014 will be approximately $19.5 million.

Other

We file a consolidated federal income tax return and such state or local tax returns as are required. Although we may earn taxable operating income in future years, as of June 30, 2014, we anticipate that through the use of our available loss carryforwards we will not pay significant amounts of federal or state income taxes in the next several years.

We do not believe that inflation has had a significant impact on our results of operations nor is inflation expected to have a significant effect upon our business in the near future.

During the six-month period ended June 30, 2014, we contributed $2.7 million to our pension plans. During the remainder of the year ending December 31, 2014, we expect to contribute an additional $3.4 million to our pension plans.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

We believe that the market risk of our financial instruments as of June 30, 2014 has not materially changed since December 31, 2013. The market risk profile on December 31, 2013 is disclosed in our 2013 Form 10-K.

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

There were no changes in our internal control over financial reporting during the three-month period ended June 30, 2014 identified in connection with this evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

Please refer to the information set out under the heading “Risk Factors” in Part I, Item 1A in our 2013 Form 10-K for a description of risk factors that we determined to be most material to our financial condition and results of operation. We do not believe there have been any material changes in these risk factors.

Item 6. Exhibits

10.1

Second Amended and Restated Credit Agreement, dated as of June 13, 2014, by and among Gray Television, Inc., as Borrower, the lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Bank, Bank of America, N.A., as Syndication Agent, Royal Bank of Canada, as Documentation Agent and Wells Fargo Securities, LLC , Merrill Lynch, Pierce, Fenner & Smith Incorporated and RBC Capital Markets, as Joint Lead Arrangers and Joint Bookrunners (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 13, 2014)

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

GRAY TELEVISION, INC.

(Registrant)

Date: August 7, 2014	By:	/s/ James C. Ryan
James C. Ryan
Senior Vice President and Chief Financial Officer