Form 10-Q
period 2014-09-30
GRAY TELEVISION INC
filed 2014-11-05
CIK 43196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2014 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     ✔    No ____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes     ✔    No ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes            No     ✔

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock (No Par Value)	Class A Common Stock (No Par Value)
52,534,178 shares outstanding as of October 31, 2014	5,989,314 shares outstanding as of October 31, 2014

INDEX

GRAY TELEVISION, INC.

PART I.     FINANCIAL INFORMATION

Item 1.       Financial Statements

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands)

	September 30,	December 31,
	2014	2013
Assets:
Current assets:
Cash	$79,807	13,478
Accounts receivable, less allowance for doubtful accounts of $707 and $730, respectively	95,934	70,047
Current portion of program broadcast rights, net	12,767	7,656
Deferred tax asset	34,112	34,113
Prepaid and other current assets	11,129	5,293
Total current assets	233,749	130,587

Property and equipment, net	217,146	143,621
Deferred loan costs, net	19,489	17,293
Broadcast licenses	1,023,491	838,982
Goodwill	371,995	184,409
Other intangible assets, net	48,414	2,644
Investment in broadcasting company	13,599	13,599
Other	3,956	3,289
Total assets (1)	$1,931,839	$1,334,424

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands except for share data)

	September 30,	December 31,
	2014	2013
Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$5,297	$2,256
Employee compensation and benefits	21,189	16,759
Accrued interest	30,459	12,703
Accrued network programming fees	5,068	2,467
Other accrued expenses	8,407	5,158
Federal and state income taxes	1,665	1,550
Current portion of program broadcast obligations	13,101	9,707
Deferred revenue	12,095	2,522
Acquisition related liabilities	9,978	9,739
Current portion of long-term debt	6,453	224
Total current liabilities	113,712	63,085

Long-term debt, less current portion	1,300,017	842,650
Program broadcast obligations, less current portion	2,292	1,520
Deferred income taxes	293,488	225,407
Accrued pension costs	26,823	26,925
Other	930	827
Total liabilities (1)	1,737,262	1,160,414

Commitments and contingencies (Note 7)

Stockholders’ equity:
Common stock, no par value; authorized 100,000,000 shares, issued 57,325,421 shares and 57,010,878 shares, respectively	485,717	483,055
Class A common stock, no par value; authorized 15,000,000 shares, issued 7,567,868 shares and 7,331,574 shares, respectively	16,709	15,321
Accumulated deficit	(234,192)	(251,000)
Accumulated other comprehensive loss, net of income tax benefit	(10,409)	(10,409)
	257,825	236,967
Treasury stock at cost, common stock, 4,791,481 shares and 4,768,925 shares, respectively	(40,850)	(40,559)
Treasury stock at cost, Class A common stock, 1,578,554 shares	(22,398)	(22,398)
Total stockholders’ equity	194,577	174,010
Total liabilities and stockholders’ equity	$1,931,839	$1,334,424

See notes to condensed consolidated financial statements.

(1)

Our consolidated total assets as of September 30, 2014 and December 31, 2013 included total assets of $6.2 million and $6.8 million, respectively, of a variable interest entity (“VIE”). These assets can only be used to settle the obligations of the VIE. Our consolidated total liabilities as of September 30, 2014 and December 31, 2013 included total liabilities of $3.0 million and $3.1 million, respectively, of the VIE. As of September 30, 2014 and December 31, 2013, the creditors of the VIE had recourse against Gray for $2.9 million and $3.0 million of these liabilities, respectively.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands except for per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Revenue (less agency commissions)	$131,702	$88,288	$330,248	$250,742
Operating expenses before depreciation, amortization and loss (gain) on disposal of assets, net:
Broadcast	73,218	53,516	199,604	158,817
Corporate and administrative	5,271	4,470	21,618	13,587
Depreciation	8,228	6,024	21,598	17,762
Amortization of intangible assets	3,823	9	5,291	40
Loss (gain) on disposals of assets, net	6	49	385	(56)
Operating expenses	90,546	64,068	248,496	190,150
Operating income	41,156	24,220	81,752	60,592
Other income (expense):
Miscellaneous income, net	11	-	14	-
Interest expense	(18,619)	(12,656)	(49,718)	(37,790)
Loss from early extinguishment of debt	-	-	(4,897)	-
Income before income taxes	22,548	11,564	27,151	22,802
Income tax expense	8,608	4,491	10,343	9,715
Net income	$13,940	$7,073	$16,808	$13,087

Basic per share information:
Net income	$0.24	$0.12	$0.29	$0.23
Weighted-average shares outstanding	57,863	57,713	57,857	57,600

Diluted per share information:
Net income	$0.24	$0.12	$0.29	$0.23
Weighted-average shares outstanding	58,394	58,078	58,330	57,907

Dividends declared per common share	$-	$-	$-	$-

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
(in thousands, except for number of shares)

										Accumulated
	Class A					Class A		Common		Other
	Common Stock		Common Stock		Accumulated	Treasury Stock		Treasury Stock		Comprehensive
	Shares	Amount	Shares	Amount	Deficit	Shares	Amount	Shares	Amount	Loss	Total

Balance at December 31, 2013	7,331,574	$15,321	57,010,878	$483,055	$(251,000)	(1,578,554)	$(22,398)	(4,768,925)	$(40,559)	$(10,409)	$174,010

Net income	-	-	-	-	16,808	-	-	-	-	-	16,808

Issuance of common stock:
401(k) plan	-	-	1,582	18	-	-	-	-	-	-	18
2007 Long Term Incentive Plan - restricted stock	236,294	-	312,961	-	-	-	-	(22,556)	(291)	-	(291)

Share-based compensation	-	1,388	-	2,644	-	-	-	-	-	-	4,032

Balance at September 30, 2014	7,567,868	$16,709	57,325,421	$485,717	$(234,192)	(1,578,554)	$(22,398)	(4,791,481)	$(40,850)	$(10,409)	$194,577

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2014	2013
Operating activities
Net income	$16,808	$13,087
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	21,598	17,762
Amortization of intangible assets	5,291	40
Amortization of deferred loan costs	2,158	1,235
Amortization of original issue (premium) or discount related to long-term debt	(647)	206
Amortization of restricted stock and stock option awards	4,032	1,719
Amortization of program broadcast rights	9,227	8,492
Payments on program broadcast obligations	(11,194)	(8,549)
Deferred income taxes	10,333	9,981
Loss (gain) on disposals of assets, net	385	(56)
Loss from early extinguishment of debt	4,897	-
Other	(214)	1,970
Changes in operating assets and liabilities:
Receivables	(7,300)	2,886
Other current assets	(772)	(2,016)
Accounts payable	2,881	(678)
Other current liabilities	13,166	(1,352)
Accrued interest	17,755	6,863
Net cash provided by operating activities	88,404	51,590

Investing activities
Purchases of property and equipment	(20,452)	(18,441)
Acquisitions of television businesses and broadcast licenses	(457,754)	(1,329)
Proceeds from asset sales	1,162	160
Other	(22)	7
Net cash used in investing activities	(477,066)	(19,603)

Financing activities
Proceeds from borrowings on long-term debt	644,000	-
Repayments of borrowings on long-term debt	(179,758)	-
Deferred and other loan costs	(9,251)	(14)
Proceeds from issuance of common stock	-	280
Net cash provided by financing activities	454,991	266
Net increase in cash	66,329	32,253
Cash at beginning of period	13,478	11,067
Cash at end of period	$79,807	$43,320

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.      Basis of Presentation

The accompanying condensed consolidated balance sheet of Gray Television, Inc. (and its consolidated subsidiaries, except as the context otherwise provides,“Gray,” the “Company,” “we,” “us,” and “our”) as of December 31, 2013, which was derived from the Company’s audited financial statements as of December 31, 2013, and our accompanying unaudited condensed consolidated financial statements as of September 30, 2014 and for the periods ended September 30, 2014 and 2013 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included. Our operations consist of one reportable segment. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”). Our financial condition as of, and operating results for the nine-month period ended, September 30, 2014 are not necessarily indicative of the financial condition or results that may be expected for any future interim period or for the year ending December 31, 2014.

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

Based on the terms of our agreements with, the significance of our investment in, and our guarantee of the debt of, Excalibur, we have determined that Excalibur is a VIE of Gray. We believe we are the primary beneficiary of Excalibur because, subject to the ultimate control of the licensees, we have the power to direct the activities which significantly impact the economic performance of Excalibur through the services we provide, and our obligation to absorb losses and earn returns that would be considered significant to Excalibur. Included in our condensed consolidated statements of operations for the nine months ended September 30, 2014 and 2013 is revenue of $1.4 million and $0.0 million, respectively, attributable to Excalibur.

The carrying amounts and classification of the assets and liabilities of Excalibur described above have been included in our consolidated balance sheets as of September 30, 2014 and December 31, 2013 as follows (in thousands):

	September 30,	December 31,
	2014	2013
Assets:
Current assets:
Cash	$266	$473
Accounts receivable, net	428	524
Current portion of program broadcast rights, net	42	42
Prepaid and other current assets	-	7
Total current assets	736	1,046

Property and equipment, net	746	883
Deferred loan costs, net	202	174
Broadcast licenses	4,161	4,161
Other intangible assets, net	401	575
Total assets	$6,246	$6,839

Liabilities:
Current liabilities:
Accounts payable	$13	$14
Employee compensation and benefits	51	8
Accrued interest	1	2
Other accrued expenses	25	13
Accrued expenses due to Gray	1,376	651
Current portion of program broadcast obligations	34	45
Current portion of long-term debt	200	200
Total current liabilities	1,700	933

Long-term debt, less current portion	2,650	2,800
Other long-term liabilities	1,896	3,106
Total liabilities	$6,246	$6,839

The assets of Excalibur can only be used to settle the obligations of Excalibur and may not be sold, or otherwise disposed of, except for assets sold or replaced with others of like kind or value. Other long-term liabilities of $1.9 million and $3.1 million, representing the fair value of the KJCT-TV Option as of September 30, 2014 and December 31, 2013, respectively, and accrued expenses due to Gray of $1.4 million and $0.7 million as of September 30, 2014 and December 31, 2013, respectively, were eliminated in our consolidated financial statements. The terms of the KJCT-TV Option provide for the acquisition of the license assets of KJCT-TV at an exercise price that was less than the carrying value of such assets as of September 30, 2014.

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

The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding for the three-month and nine-month periods ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Weighted-average shares outstanding - basic	57,863	57,713	57,857	57,600
Common stock equivalents for stock options and restricted stock	531	365	473	307
Weighted-average shares outstanding - diluted	58,394	58,078	58,330	57,907

Accumulated Other Comprehensive Loss

Our accumulated other comprehensive loss balances as of September 30, 2014 and December 31, 2013 consisted of adjustments to our pension liability and income tax benefit as follows (in thousands):

	September 30,	December 31,
	2014	2013

Accumulated balances of items included in accumulated other comprehensive loss:
Increase in pension liability	$(17,064)	$(17,064)
Income tax benefit	(6,655)	(6,655)
Accumulated other comprehensive loss	$(10,409)	$(10,409)

Consolidated Statement of Comprehensive Income

Our comprehensive income for the three-month and nine-month periods ended September 30, 2014 and 2013 consisted entirely of net income. Therefore, a consolidated statement of comprehensive income is not presented.

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

			Estimated
	September 30,	December 31,	Useful Lives
	2014	2013	(in years)
Property and equipment:
Land	$32,021	$25,656
Buildings and improvements	73,546	59,021	7	to	40
Equipment	387,235	323,603	3	to	20
	492,802	408,280
Accumulated depreciation	(275,656)	(264,659)
Total property and equipment, net	$217,146	$143,621

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued new guidance on revenue recognition for revenue from contracts with customers. This guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers and will replace most existing revenue recognition guidance when it becomes effective. This new standard is effective for annual reporting periods beginning after December 15, 2016. Early application is not permitted and the standard permits the use of either the retrospective or cumulative effect transition method. We are currently evaluating the impact of this requirement on our financial statements.

2.       Acquisitions

During the nine-month period ended September 30, 2014, we completed the six acquisitions described below (collectively, the “2014 Acquisitions”). The 2014 Acquisitions are expected to, among other things, increase our revenues and cash flows from operating activities, and allow us to operate more efficiently and effectively, by increasing our scale and providing us with the ability to negotiate more favorable terms in our agreements with third parties.

KAQY Acquisition

On June 13, 2014, Gray entered into a stock purchase agreement with Parker Broadcasting, Inc. (“Parker”) pursuant to which we agreed to acquire two wholly owned subsidiaries of Parker: Parker Broadcasting of Dakota, LLC and Parker Broadcasting of Louisiana, LLC. Parker Broadcasting of Dakota, LLC owns certain non-license assets of KXJB-TV which is affiliated with the CBS network and serves the Fargo, North Dakota television market. Parker Broadcasting of Louisiana LLC owns certain non-license assets of KAQY-TV which is affiliated with the ABC network and serves the Monroe, Louisiana television market. On September 25, 2014, we completed the acquisition of the outstanding capital stock of Parker Broadcasting of Louisiana LLC (the “KAQY Acquisition”) and transferred the programing of KAQY-TV to KNOE-TV, a station owned by Gray which also serves the Monroe, Louisiana, television market. We currently anticipate that we will complete the acquisition of Parker Broadcasting of Dakota, LLC (the “KXJB Acquisition”) in 2014.

 The total purchase price for the acquisition of the two Parker subsidiaries is $6.7 million, of which approximately $1.8 million has been allocated to the KAQY Acquisition. We have funded $6.0 million of the total purchase price and anticipate funding the remaining $0.7 million upon completing the KXJB Acquisition. Gray funded the KAQY Acquisition through a combination of cash from operations and borrowings under our 2014 Senior Credit Facility (as defined below).

SJL Acquisition

On September 15, 2014, we acquired all of the outstanding capital stock of WJRT Acquisition, Inc. and WTVG Acquisition, Inc. from SJL Holdings, LLC and SJL Holdings II, LLC, respectively, for total cash consideration of $131.5 million, which consisted of a base purchase price of $128.0 million and a working capital adjustment of approximately $3.5 million (the “SJL Acquisition”). WJRT Acquisition, Inc. and WTVG Acquisition, Inc. own and operate WJRT-TV and WTVG-TV, respectively, which are the ABC-affiliated television stations serving the Flint-Saginaw-Bay City, Michigan, and Toledo, Ohio, television markets.  Gray financed the SJL Acquisition through a combination of cash from operations and borrowings under our 2014 Senior Credit Facility.

Hoak Acquisition

On June 13, 2014, we completed the acquisition of 100% of the capital stock of certain wholly owned subsidiaries of Hoak Media, LLC (“Hoak”) for total cash consideration of approximately $299.8 million, which included a base purchase price of $290.8 million and a working capital adjustment of $9.0 million (the “Hoak Acquisition”). The acquired Hoak subsidiaries owned and operated twelve television stations as described in the table below. The Hoak Acquisition also included the assumption of Hoak’s interest in certain operating agreements, and the acquisition of certain non-license assets, of KHAS-TV, which serves the Lincoln-Hastings, Nebraska market, from Hoak. On June 13, 2014, we transferred the programing of KHAS-TV to KSNB-TV, a station owned by Gray which also serves the Lincoln-Hastings, Nebraska, television market. We used borrowings under the 2014 Senior Credit Facility to fund the purchase price to complete the Hoak Acquisition.

The following stations were acquired in the Hoak Acquisition:

Network
Station	Affiliation	Market

KSFY-TV	ABC	Sioux Falls, SD
KABY-TV*	ABC	Sioux Falls, SD
KPRY-TV*	ABC	Sioux Falls, SD
KVLY-TV	NBC	Fargo-Valley City, ND
KNOE-TV	CBS	Monroe- El Dorado, LA
KFYR-TV	NBC	Minot-Bismarck-Dickinson, ND
KMOT-TV*	NBC	Minot-Bismarck-Dickinson, ND
KUMV-TV*	NBC	Minot-Bismarck-Dickinson, ND
KQCD-TV*	NBC	Minot-Bismarck-Dickinson, ND
KALB-TV	NBC/CBS	Alexandria, LA
KNOP-TV	NBC	North Platte, NE
KIIT-LP	FOX	North Platte, NE
* satellite station

As a component of the Hoak Acquisition, Gray assumed Hoak’s rights under certain agreements with Parker to provide back-office services, sales support and limited programming to KXJB-TV and KAQY-TV (each a “Parker Agreement”). The Parker Agreement with KAQY-TV terminated upon completion of the KAQY Acquisition. The Parker Agreement with KXJB-TV will terminate when the KXJB Acquisition is complete.

KNDX Acquisition

On May 1, 2014, we acquired certain assets of KNDX-TV and its satellite station KXND-TV, as well as certain non-license assets of low power stations KNDX-LP and KXND-LP, from Prime Cities Broadcasting, Inc. (“Prime Cities”). These four stations served as the Fox network affiliates for the Minot-Bismarck, North Dakota television market. On June 13, 2014, we transferred the programing of KNDX-TV and KXND-TV to the television stations that we acquired from Hoak in the Minot-Bismarck, North Dakota television market. On June 27, 2014, we acquired the low power FCC licenses of KNDX-LP and KXND-LP from Prime Cities. We refer to the acquisition of these assets from Prime Cities as the “KNDX Acquisition.” The total cash consideration to complete the KNDX Acquisition was $7.5 million, which was funded from a combination of cash from operations and borrowings under our 2012 Senior Credit Facility, as defined below.

KEVN Acquisition

On May 1, 2014, we acquired 100% of the equity interests in KEVN, Inc. from Mission TV, LLC (the “KEVN Acquisition”). KEVN, Inc. owned and operated KEVN-TV and its satellite station, KIVV-TV (collectively, the “KEVN Stations”). The KEVN Stations are affiliated with the Fox network and serve the Rapid City, South Dakota market. The total purchase price to complete the KEVN Acquisition was approximately $8.8 million which included a base purchase price of $7.8 million and a working capital adjustment of $1.0 million. The cash consideration to complete the KEVN Acquisition was funded from a combination of cash from operations and borrowings under our 2012 Senior Credit Facility.

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

Preliminary Fair Value Estimates:

The preliminary fair value estimates of the acquired assets, assumed liabilities and resulting goodwill from each of the 2014 Acquisitions are summarized as follows (in thousands):

	Acquisition
	KAQY	SJL	Hoak	KNDX	KEVN	WQCW

Cash	$526	$-	$-	$-	$615	$-
Accounts receivable	159	7,132	10,732	-	568	-
Other current assets	54	1,972	511	39	96	45
Property and equipment	515	23,518	45,382	2,576	3,888	991
Goodwill	-	50,753	131,531	1,839	2,715	802
Broadcast licenses	-	86,685	91,958	500	1,675	3,691
Other intangible assets	1,199	10,091	35,386	2,584	1,786	15
Other non-current assets	16	329	-	15	29	-
Current liabilities	(712)	(5,111)	(3,595)	(36)	(216)	(45)
Other long-term liabilities	(4)	(379)	-	(17)	(32)	-
Deferred income tax liabilities	-	(43,461)	(12,135)	-	(2,339)	-

Total	$1,753	$131,529	$299,770	$7,500	$8,785	$5,499

Amounts in the table above are based upon management’s estimate of the fair values using valuation techniques including income, cost and market approaches.  In estimating the fair value of the acquired assets and assumed liabilities, the fair value estimates are based on, but not limited to, expected future revenue and cash flows, expected future growth rates, and estimated discount rates.

Accounts receivable are recorded at their fair value which represents the amount that we expect to collect. Gross contractual amounts receivable are approximately $0.2 million more than their recorded fair value.

The property and equipment amounts will be depreciated over their estimated useful lives ranging from 3 years to 40 years.

Amounts related to other intangible assets represent the estimated fair values of retransmission agreements of $32.0 million; advertising contracts of $2.0 million; advertising relationships of $13.0 million; and favorable leases of $4.1 million. These intangible assets are being amortized over their estimated useful lives of approximately 4.4 years for retransmission agreements; approximately 0.7 years for advertising contracts; approximately 5.5 years for advertising relationships; and approximately 8.1 years for leases.

Goodwill is calculated as the excess of the consideration transferred over the fair value of the identifiable net assets acquired and liabilities assumed, and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce, as well as future synergies that we expect to generate from the 2014 Acquisitions. We have preliminarily recorded $187.6 million of goodwill in connection with the 2014 Acquisitions. Of the goodwill recognized in connection with the 2014 Acquisitions, approximately $86.6 million is deductible for income tax purposes.

The fair values of assets acquired and liabilities assumed were based upon preliminary valuations and the estimates and assumptions are subject to change within the measurement period as additional information is obtained. Any such changes could be material and could result in significantly different fair values from those set out above.

Preliminary Pro Forma Financial Information

The following table sets forth certain unaudited pro forma results of operations of the Company for the nine months ended September 30, 2014 and 2013 assuming that the Hoak Acquisition and the SJL Acquisition, along with transactions necessary to finance the Hoak Acquisition and the SJL Acquisition, occurred on January 1, 2013 (in thousands, except per share data):

	Nine Months Ended
	September 30,
	2014	2013

Revenue (less agency commissions)	$387,365	$322,376

Net income	$22,375	$11,790

Basic net income per share	$0.39	$0.20

Diluted net income per share	$0.38	$0.20

This pro forma financial information is based on each of Gray’s, Hoak’s and SJL’s historical results of operations, adjusted for the effect of preliminary fair value estimates and other acquisition accounting adjustments, and is not necessarily indicative of what our results would have been had we completed each of the Hoak Acquisition and the SJL Acquisition on January 1, 2013 or on any other historical date, nor is it reflective of our expected results of operations for any future period. The pro forma adjustments for the nine months ended September 30, 2014 and 2013 reflect (i) depreciation expense and amortization of finite-lived intangible assets related to the fair value of the assets acquired, (ii) additional interest expense related to the financing of each of the Hoak Acquisition and the SJL Acquisition, (iii) the loss from early extinguishment of debt as if the amendment and restatement of our 2014 Senior Credit Facility had ocurred in 2013 rather than 2014 and (iv) the related tax effects of the adjustments. This pro forma financial information has been prepared based on estimates and assumptions which we believe are reasonable as of the date hereof, and are subject to change based on, among other things, changes in the fair value estimates or underlying assumptions.

In connection with completing the Hoak Acquisition and SJL Acquisition, in 2014 we incurred a total of $5.1 million of transaction related costs, primarily related to legal, consulting and other professional services. These costs were not included in the 2014 pro forma amounts presented above,but 2013 pro forma net income was adjusted to include these costs as if they were incurred in the 2013 period as they were directly attributable to the Hoak Acquisition and the SJL Acquisition.

Net revenues and operating income of the businesses acquired in the Hoak Acquisition and the SJL Acquisition included in our actual condensed consolidated statements of operations for the nine months ended September 30, 2014 were $25.0 million and $9.4 million, respectively.

Pro forma financial information for each of the KAQY Acquisition, the KNDX Acquisition, the KEVN Acquisition and the WQCW Acquisition is not included, as such information is not material to our financial statements.

Pending Acquisitions

As of September 30, 2014, our pending acquisitions were as follows: (1) the acquisition of the remaining outstanding equity interest in Yellowstone Television, LLC (“Yellowstone”), (2) the acquisition of KTVH-TV and KBGF-TV in Great Falls, Montana (the “Beartooth Acquisition”), (3) the acquisition of KMTF-TV in Helena, Montana, (the “KMTF Acquisition”), (4) the acquisition of KKHD-LD and the programming of KJCT-TV in Grand Junction, Colorado and (5) the KXJB Acquisition. As of September 30, 2014, the total consideration remaining to be paid for all of these acquisitions will be approximately $13.7 million. We completed the acquisition of Yellowstone on October 6, 2014 and we completed the Beartooth Acquisition on November 1, 2014. We anticipate closing the still pending acquisitions in the fourth quarter of 2014.

3.       Long-term Debt

As of September 30, 2014 and December 31, 2013, long-term debt consisted of the following (in thousands):

	September 30,	December 31,
	2014	2013
Long-term debt including current portion:
2014 Senior Credit Facility	$623,438	$-
2012 Senior Credit Facility	-	159,000
2020 Notes	675,000	675,000
Excalibur Loan	2,850	3,000
Other	3	48
Total outstanding principal	1,301,291	837,048
Plus unamortized premium on our 2020 Notes	5,179	5,826
Less current portion	(6,453)	(224)
Net carrying value	$1,300,017	$842,650

Borrowing availability under the 2014 Senior Credit Facility	$40,000	$-
Borrowing availability under the 2012 Senior Credit Facility	$-	$30,000

Senior Credit Facility

On June 13, 2014 (the “Closing Date”), Gray entered into an amendment and restatement of its then existing senior credit facility (the “2012 Senior Credit Facility”) in the form of a new agreement (the “2014 Senior Credit Facility”).

As of the Closing Date, the 2014 Senior Credit Facility provided total commitments of $575.0 million, consisting of a $525.0 million term loan facility (the “2014 Term Loan”) and a $50.0 million revolving credit facility (the “ 2014 Revolving Credit Facility”).

On the Closing Date, we borrowed $525.0 million under the 2014 Term Loan. Proceeds from borrowings under the 2014 Term Loan were used to repay all amounts outstanding under the 2012 Senior Credit Facility, to fund the cash purchase price to complete the Hoak Acquisition and to pay related fees and expenses, as well as for general corporate purposes.

On September 15, 2014, we amended the 2014 Senior Credit Facility to increase the commitments under the 2014 Term Loan to $625.0 million and we borrowed an additional $100.0 million under the 2014 Term Loan. Proceeds from this borrowing were used to fund a portion of the cash purchase price to complete the SJL Acquisition.

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

The 2014 Revolving Credit Facility matures on June 13, 2019 and the 2014 Term Loan matures on June 13, 2021.

Excluding accrued interest, the amount outstanding under our 2014 Senior Credit Facility as of September 30, 2014 consisted solely of a 2014 Term Loan balance of $623.4 million. As of September 30, 2014, the interest rate on the balance outstanding under the 2014 Senior Credit Facility was 3.8%. Our maximum borrowing availability is limited under the 2014 Senior Credit Facility by our required compliance with certain restrictive covenants, including a first lien net leverage ratio covenant. As of September 30, 2014, we had a $10.0 million letter of credit outstanding under the 2014 Revolving Credit Facility, which reduced our borrowing availability thereunder to $40.0 million as of that date. Also as of September 30, 2014, we had a deferred loan cost balance, net of accumulated amortization, of $7.5 million related to the 2014 Senior Credit Facility.

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

In connection with the entry into the 2014 Senior Credit Facility on June 13, 2014, we incurred loan issuance costs of approximately $7.1 million, including bank fees and other professional fees. In connection with our amendment on September 15, 2014, we incurred loan issuance costs of approximately $2.0 million, including bank fees and other professional fees.

The amendment and restatement of the 2012 Senior Credit Facility on June 13, 2014 was determined to be a significant modification and, as a result, we recorded a related loss from early extinguishment of debt of $4.9 million in the nine-month period ended September 30, 2014. The amendment of the 2014 Senior Credit Facility on September 15, 2014 was determined not to be a significant modification.

7½% Senior Notes due 2020 (the “2020 Notes”)

As of September 30, 2014 and December 31, 2013, we had $675.0 million of our 2020 Notes outstanding; the coupon interest rate and the yield on the 2020 Notes was 7.5% and 7.3%, respectively, on each date, and we had a deferred loan cost balance, net of accumulated amortization, of $11.8 million and $13.2 million, respectively, related to our 2020 Notes.

Excalibur Loan

The Excalibur Loan is a term loan between a third party and Excalibur, a VIE whose financial condition and results we consolidate with ours in accordance with U.S. GAAP. As of September 30, 2014 and December 31, 2013, the balance outstanding on the Excalibur Loan was $2.9 million and $3.0 million, respectively. As of each of September 30, 2014 and December 31, 2013, the interest rate on the balance outstanding under the Excalibur Loan was 4.00% and 4.75%, respectively. The deferred loan cost balance, net of accumulated amortization, of the Excalibur Loan as of September 30, 2014 and December 31, 2013 was $0.2 million.

Collateral, Covenants and Restrictions

Our obligations under the 2014 Senior Credit Facility are secured by substantially all of the assets, including real estate, of Gray and substantially all of its subsidiaries. In addition, substantially all of Gray’s subsidiaries are joint and several guarantors of those obligations and Gray’s ownership interests in those subsidiaries are pledged to collateralize its obligations under the 2014 Senior Credit Facility. Excalibur is not a guarantor of, and its assets are not pledged to secure our obligations under, the 2014 Senior Credit Facility. Gray Television, Inc. is a holding company with no independent assets or operations.  For all periods presented, the 2020 Notes have been fully and unconditionally guaranteed, on a joint and several, senior unsecured basis, by substantially all of Gray Television, Inc.'s subsidiaries.  Any subsidiaries that do not guarantee such notes are "minor" (as defined in Rule 3-10(h) of Regulation S-X).  As of September 30, 2014, there were no significant restrictions on the ability of Gray Television, Inc.'s subsidiaries to distribute cash to Gray or to the guarantor subsidiaries. Excalibur is not a guarantor of the 2020 Notes. The Excalibur Loan is secured by substantially all of Excalibur’s assets, and we have jointly and severally guaranteed Excalibur’s obligations under the Excalibur Loan, including the payment of all unpaid principal and interest.

The 2014 Senior Credit Facility contains affirmative and restrictive covenants that Gray must comply with, including (a) limitations on additional indebtedness, (b) limitations on liens, (c) limitations on the sale of assets, (d) limitations on guarantees, (e) limitations on investments and acquisitions, (f) limitations on the payment of dividends, payments on certain other debt and share repurchases, (g) limitations on mergers, and (h) at all times at which amounts are outstanding under the 2014 Revolving Credit Facility, maintenance of a total leverage ratio not to exceed certain maximum limits, as well as other customary covenants for credit facilities of this type. The 2020 Notes include covenants with which we must comply and the Excalibur Loan includes covenants with which Excalibur must also comply, each of which are typical for borrowing transactions of their respective nature. As of September 30, 2014 and December 31, 2013, we and Excalibur were in compliance with all required covenants under our respective debt obligations.

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

The carrying amount of our long-term debt was $1,306.5 million and $842.9 million, respectively, and the fair value was $1,308.0 million and $877.5 million, respectively, as of September 30, 2014 and December 31, 2013. We classify our long-term debt within Level 2 of the fair value hierarchy. Fair value of our long-term debt is based on observable estimates provided by third-party financial professionals as of September 30, 2014 and December 31, 2013.

5.     Retirement Plans

The following table provides the components of net periodic benefit cost for our pension plans for the three-month and nine-month periods ended September 30, 2014 and 2013, respectively (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Service cost	$1,279	$1,291	$3,886	$3,871
Interest cost	1,099	967	3,336	2,899
Expected return on plan assets	(1,123)	(926)	(3,410)	(2,774)
Loss amortization	263	824	799	2,468
Net periodic benefit cost	$1,518	$2,156	$4,611	$6,464

During the nine-month period ended September 30, 2014, we contributed $4.7 million to our pension plans. During the remainder of the year ending December 31, 2014, we expect to contribute an additional $1.3 million to our pension plans.

6.     Stock-based Compensation

We recognize compensation expense for stock-based payment awards made to our employees and directors, including stock options and restricted shares under our 2007 Long-Term Incentive Plan, as amended (the “2007 Incentive Plan”) and our Directors’ Restricted Stock Plan. The following table provides our stock-based compensation expense and related income tax benefit for the three-month and nine-month periods ended September 30, 2014 and 2013, respectively (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Stock-based compensation expense, gross	$981	$255	$4,032	$1,719
Income tax benefit at our statutory rate associated with stock-based compensation	(383)	(99)	(1,572)	(670)
Stock-based compensation expense, net	$598	$156	$2,460	$1,049

2007 Long-Term Incentive Plan

The 2007 Long-Term Incentive Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock awards, stock appreciation rights, and performance awards to acquire shares of our Class A common stock or common stock, or the receipt of other awards based on our performance, to our employees and non-employee directors.

During the nine-month period ended September 30, 2014, we granted 312,961 shares of restricted common stock to our employees, of which 68,991 shares vested on the date of grant; 127,316 shares will vest on January 17, 2015; and 58,327 shares will vest on each of January 17, 2016 and January 17, 2017. Also during the nine-month period ended September 30, 2014, we granted 194,413 shares of restricted Class A common stock to an employee, of which 31,821 shares vested on the date of grant; 75,412 shares will vest on January 17, 2015; and 43,590 shares will vest on each of January 17, 2016 and January 17, 2017. Also during the nine-month period ended September 30, 2014, we granted 41,881 shares of restricted Class A common stock to our non-employee directors, all of which will vest on January 1, 2015. During the nine-month period ended September 30, 2013, we granted 318,852 shares of restricted common stock to our employees, of which 107,224 shares vested in the year ended December 31, 2013; 70,542 shares vested on March 19, 2014; and 70,542 will vest on each of March 19, 2015 and March 19, 2016. During the nine-month period ended September 30, 2013, we granted 63,210 shares of restricted common stock to our non-employee directors. These shares vested on January 1, 2014.

Directors’ Restricted Stock Plan

The Directors’ Restricted Stock Plan authorizes the grant of restricted stock awards to our non-employee directors. During the nine-month periods ended September 30, 2014 and 2013, we did not grant any restricted stock awards under the Directors’ Restricted Stock Plan.

A summary of restricted common stock activity for the nine-month periods ended September 30, 2014 and 2013 is as follows:

	Nine Months Ended
	September 30, 2014		September 30, 2013
		Weighted-		Weighted-
		average		average
		Grant Date		Grant Date
	Number of	Fair Value	Number of	Fair Value
	Shares	Per Share	Shares	Per Share
Restricted stock - common:
Outstanding - beginning of period	274,838	$4.43	-	$-
Granted	312,961	$11.78	382,062	$5.20
Vested	(202,743)	$6.93	(107,224)	$7.16
Outstanding - end of period	385,056	$9.09	274,838	$4.43

A summary of restricted Class A common stock activity for the nine-month periods ended September 30, 2014 and 2013 is as follows:

	Nine Months Ended
	September 30, 2014		September 30, 2013
		Weighted-average		Weighted-average
		Grant Date		Grant Date
	Number of	Fair Value	Number of	Fair Value
	Shares	Per Share	Shares	Per Share
Restricted stock - class A common:
Outstanding - beginning of period	-	$-	-	$-
Granted	236,294	$9.80	-	$-
Vested	(31,821)	$9.75	-	$-
Outstanding - end of period	204,473	$9.81	-	$-

A summary of stock option activity related to our common stock for the nine-month periods ended September 30, 2014 and 2013 is as follows:

	Nine Months Ended
	September 30, 2014		September 30, 2013
	Number of Shares Underlying Options	Weighted- Average Exercise Price	Number of Shares Underlying Options	Weighted- Average Exercise Price
Stock options - common:
Outstanding - beginning of period	274,746	$1.99	1,316,068	$5.98
Options granted	-	$-	-	$-
Options exercised	-	$-	(119,822)	$2.34
Options expired	-	$-	(921,500)	$7.64
Options forfeited	-	$-	-	$-
Options outstanding - end of period	274,746	$1.99	274,746	$1.99

Exercisable at end of period	137,376	$1.99	68,688	$1.99

For the nine-month period ended September 30, 2014, we did not have any stock options outstanding for our Class A common stock. The aggregate intrinsic value of our outstanding stock options was $1.6 million based on the closing market price of our common stock on September 30, 2014.

7.      Commitments and Contingencies

Acquisition Commitments

As of September 30, 2014, our pending acquisitions were as follows: (1) the acquisition of the remaining outstanding equity interest in Yellowstone, (2) the Beartooth Acquisition, (3) the KMTF Acquisition, (4) the acquisition of KKHD-LD and the programming of KJCT-TV in Grand Junction, Colorado and (5) the KXJB Acquisition. As of September 30, 2014, the total consideration remaining to be paid for all of these acquisitions will be approximately $13.7 million. We completed the acquisition of Yellowstone on October 6, 2014 and we completed the Beartooth Acquisition on November 1, 2014. We anticipate closing the still pending acquisitions in the fourth quarter of 2014.

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

Sports Marketing Agreement

On October 12, 2004, the University of Kentucky (“UK”) awarded a sports marketing agreement jointly to us and IMG Worldwide, Inc. (“IMG”) (the “UK Agreement”). Effective July 1, 2014, Gray and IMG assigned all rights and obligations under the UK Agreement to a third party and UK has consented to this assignment. As a result, Gray no longer has any further rights or obligations under the UK Agreement.

8.      Goodwill and Intangible Assets

During the nine months ended September 30, 2014, we acquired various television broadcast stations and broadcast licenses. As a result of these acquisitions, our goodwill and intangible balances increased during the nine months ended September 30, 2014. See Note 2 “Acquisitions” for more information regarding these transactions. A summary of changes in our goodwill and other intangible assets, on a net basis, for the nine months ended September 30, 2014 is as follows (in thousands):

	Net Balance at December 31, 2013	Acquisitions And Adjustments	Impairments	Amortization	Net Balance at September 30, 2014

Goodwill	$184,409	$187,586	$-	$-	$371,995
Broadcast licenses	838,982	184,509	-	-	1,023,491
Definite lived intangible assets	2,644	51,061	-	(5,291)	48,414
Total intangible assets net of accumulated amortization	$1,026,035	$423,156	$-	$(5,291)	$1,443,900

As of September 30, 2014 and December 31, 2013, our intangible assets and related accumulated amortization consisted of the following (in thousands):

	As of September 30, 2014			As of December 31, 2013
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Intangible assets not currently subject to amortization:
Broadcast licenses	$1,077,190	$(53,699)	$1,023,491	$892,681	$(53,699)	$838,982
Goodwill	371,995	-	371,995	184,409	-	184,409
	$1,449,185	$(53,699)	$1,395,486	$1,077,090	$(53,699)	$1,023,391

Intangible assets subject to amortization:
Network affiliation agreements	$1,264	$(1,264)	$-	1,264	$(1,264)	$-
Other definite lived intangible assets	66,887	(18,473)	48,414	15,826	(13,182)	2,644
	$68,151	$(19,737)	$48,414	$17,090	$(14,446)	$2,644

Total intangibles	$1,517,336	$(73,436)	$1,443,900	$1,094,180	$(68,145)	$1,026,035

Upon renewal of intangible assets such as network affiliations and broadcast licenses, we expense all related fees as incurred.

9.       Income Taxes

For the three-month and nine-month periods ended September 30, 2014 and 2013, our income tax expense and effective income tax rates were as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Income tax expense	$8,608	$4,491	$10,343	$9,715
Effective income tax rate	38.2%	38.8%	38.1%	42.6%

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

For the nine-month period ended September 30, 2014, these estimates increased or decreased our statutory Federal income tax rate of 35.0% to our effective income tax rate of 38.1% as follows: state income taxes added 3.8%, while permanent differences between our U.S. GAAP income and taxable income resulted in a reduction of 0.5% and adjustments to our reserve for uncertain tax positions resulted in a reduction of 0.2%.

For the nine-month period ended September 30, 2013, these estimates increased or decreased our statutory Federal income tax rate of 35.0% to our effective income tax rate of 42.6% as follows: an adjustment resulting from the expiration of certain unexercised stock options added 2.7%, state income taxes added 2.9%, permanent differences between our U.S. GAAP income and taxable income added 1.8%, an adjustment for the write off of stock options deferred under Section 162(m) of the internal revenue code added 0.6% and adjustments to our reserve for uncertain tax positions resulted in a reduction of 0.4%.

10.     Subsequent Events

On October 31, 2013, we acquired 99% of the outstanding equity of Yellowstone. October 6, 2014, we exercised an option to acquire the remaining 1% of Yellowstone’s outstanding equity for $10.0 million. As of September 30, 2014, we had a letter of credit for $10.0 million outstanding under our 2014 Senior Credit Facility. As a result of the exercise of the option to acquire the remainder of Yellowstone’s outstanding equity, we cancelled the letter of credit on October 6, 2014.

On November 1, 2014, we paid $55,629 to complete the Beartooth Acquisition. Prior to September 30, 2014, we had funded $1.68 million of the $1.75 million purchase price.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Introduction

The following analysis of the financial condition and results of operations of Gray Television, Inc. and its consolidated subsidiaries (except as the context otherwise provides, “Gray,” the “Company,” “we,” “us” or “our”) should be read in conjunction with our unaudited condensed consolidated financial statements and related notes contained in this report and our audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the “2013 Form 10-K”). Gray’s consolidated financial condition and results of operations include the accounts of Excalibur Broadcasting, LLC (collectively with its subsidiaries, “Excalibur”), a variable interest entity that Gray is required to consolidate under generally accepted accounting principles. Included in Gray’s results of operations for the nine months ended September 30, 2014 and 2013 is net revenue of $1.4 million and $0.0 million, respectively, of Excalibur.

Overview

We are a television broadcast company headquartered in Atlanta, Georgia, that owns and operates television stations and digital properties in markets throughout the United States. As of September 30, 2014, we owned and/or operated television stations in 44 television markets broadcasting a total of 139 programming streams, including 26 affiliates of the CBS Network (“CBS”), 24 affiliates of the NBC Network (“NBC”), 16 affiliates of the ABC Network (“ABC”) and ten affiliates of the FOX Network (“FOX”).

Within a market, we broadcast secondary digital channels that are in addition to our primary broadcast channels. Our secondary broadcast channels are generally affiliated with networks different from those affiliated with our primary broadcast channels, and they are operated by us to make better use of our broadcast spectrum by providing supplemental and/or alternative programming to our primary channels. Certain of our secondary channels are affiliated with more than one network simultaneously. In addition to affiliations with ABC, CBS and FOX, our secondary channels are affiliated with the following networks: the CW Network or the CW Plus Network, MyNetworkTV, the MeTV Network, This TV Network, Antenna TV, Live Well Network and Telemudo. We also broadcast eleven local news/weather channels in certain of our existing markets. Our combined TV station group reaches approximately 8.1% of total United States households.

Recent Acquisitions

During the nine-month period ended September 30, 2014, we completed six acquisitions that are described in Note 2, “Acquisitions,” of the notes to our unaudited condensed consolidated financial statements included elsewhere herein: the KAQY Acquisition, the SJL Acquisition, the Hoak Acquisition, the KNDX Acquisition, the KEVN Acquisition and the WQCW Acquisition (collectively, the “2014 Acquisitions”). We began providing services to one new full-power station (“KJCT-TV”) on October 31, 2013 and began operating additional stations in three new markets (the “Yellowstone Stations”) on November 1, 2013. The stations acquired in the 2014 Acquisitions, KJCT-TV and the Yellowstone Stations are collectively referred to as the “Acquired Stations.”

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

Revenues, Cyclicality and Seasonality

Broadcast stations like ours rely on advertising revenue and this revenue is sensitive to cyclical changes in the economy. As a result, improvement in general economic conditions resulted in improvements of our non-political advertising revenue in the nine-month period ended September 30, 2014 compared to the nine-month period ended September 30, 2013.

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

For the nine-month period ended September 30, 2014, our largest advertising customer category was automotive. For the nine-month periods ended September 30, 2014 and 2013, we earned approximately 23% and 25%, respectively, of our total broadcast advertising revenue from our automotive customers. Our business and operating results could be materially adversely affected if advertising revenue from automotive customers decreases. Our business and operating results could also be materially adversely affected if revenue decreased from one or more other significant advertising categories, such as the medical, restaurant, communications, furniture and appliances, entertainment, or financial service industries.

Please see our “Results of Operations” and “Liquidity and Capital Resources” sections below for further discussion of our operating results.

Revenue

Set forth below are the principal types of revenue, less agency commissions, earned by us for the periods indicated and the percentage contribution of each type of revenue to our total revenue (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
		Percent		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total
Revenue:
Local	$62,029	47.1%	$48,728	55.2%	$169,751	51.4%	$146,025	58.2%
National	16,158	12.3%	13,585	15.4%	44,332	13.4%	42,061	16.8%
Internet	7,431	5.6%	6,476	7.3%	20,676	6.3%	18,439	7.4%
Political	22,029	16.7%	1,377	1.6%	33,437	10.1%	2,769	1.1%
Retransmission consent	19,674	14.9%	9,165	10.4%	53,450	16.2%	28,253	11.3%
Other	4,381	3.4%	1,814	2.1%	8,602	2.6%	6,052	2.4%
Consulting	-	0.0%	7,143	8.0%	-	0.0%	7,143	2.8%
Total	$131,702	100.0%	$88,288	100.0%	$330,248	100.0%	$250,742	100.0%

Results of Operations

Three Months Ended September 30, 2014 (“2014 three-month period”) Compared to Three Months Ended September 30, 2013 (“2013 three-month period”)

Revenue. Total revenue increased $43.4 million, or 49%, to $131.7 million in the 2014 three-month period primarily due to increases in local advertising revenue, national advertising revenue, internet advertising revenue and retransmission consent revenue, as well as an expected increase in political advertising revenue. The Acquired Stations accounted for approximately $28.2 million and $0.0 million of our total revenue in the 2014 and 2013 three-month periods, respectively. Political advertising revenue increased $20.7 million to $22.0 million due to 2014 being the “on year” of the two year election cycle which resulted in increased spending by political candidates, political parties and special interest groups in the 2014 three-month period. Retransmission consent revenue increased $10.5 million, or 115%, to $19.7 million primarily due to increased subscriber rates. Local advertising revenue increased approximately $13.3 million, or 27%, to $62.0 million. National advertising revenue increased approximately $2.6 million, or 19%, to $16.2 million. Internet advertising revenue increased $1.0 million, or 15%, to $7.4 million.

During the 2013 three-month period, we recognized a one-time payment of $7.1 million in incentive consulting revenue associated with a now-expired consulting agreement.

Strong demand for our advertising inventory from political advertisers affected advertising revenue from our non-political advertising revenue categories. Excluding revenue attributable to the Acquired Stations and political advertisers, our five largest advertising categories on a combined local and national basis by customer type demonstrated the following changes during the 2014 three-month period compared to the 2013 three-month period: automotive decreased 3%; medical increased less than 1%; restaurant decreased 8%; communications decreased 15%; and furniture and appliances decreased 16%.

Broadcast expenses. Broadcast expenses (before depreciation, amortization and loss (gain) on disposal of assets) increased $19.7 million, or 37%, to $73.2 million in the 2014 three-month period, due primarily to increases in compensation expense of $9.6 million and non-compensation expense of $10.1 million. Compensation expense increased primarily due to increases in salaries of $7.6 million, incentive compensation of $1.0 million, healthcare costs of $0.3 million and non-cash stock-based compensation of $0.3 million offset, in part, by a decrease in pension expense of $0.6 million. The increase in salaries resulted primarily from the addition of personnel at the Acquired Stations. The increase in healthcare costs was due to increased claims activity. Non-compensation expense increased due to an increase in network affiliation fees of $3.4 million (reflecting in part, increased fees payable to the ABC network under our affiliation agreements that renewed January 1, 2014) and an increase in national sales representation fees of $1.2 million. Although to a lesser extent, we also had increases in other programming costs, software license fees, consulting fees and other professional fees. During the 2014 three-month period and the 2013 three-month period, we recorded total broadcast non-cash stock-based compensation expense of $0.3 million and $0.0 million, respectively. Broadcast non-cash stock-based compensation expense increased due to the grant of restricted common stock to certain employees in 2014. The Acquired Stations accounted for approximately $15.8 million and $0.0 million of our total broadcast expense in the 2014 and 2013 three-month periods, respectively.

Corporate and administrative expenses. Corporate and administrative expenses (before depreciation, amortization and loss (gain) on disposal of assets) increased $0.8 million, or 18%, to $5.3 million in the 2014 three-month period due primarily to increases in non-compensation expense of $0.6 million and compensation expense of $0.2 million. Non-compensation expense increased primarily due to increases in legal and other professional fees of $0.6 million associated with our completed and pending acquisitions. Compensation expense increased primarily due to increases in non-cash stock-based compensation and routine salary expense. During the 2014 three-month period and the 2013 three-month period, we recorded corporate non-cash stock-based compensation expense of $0.7 million and $0.3 million, respectively. Corporate non-cash stock-based compensation expense increased due to the grant of restricted common stock to certain employees in 2014.

Depreciation. Depreciation of property and equipment increased $2.2 million, or 37%, to $8.2 million during the 2014 three-month period compared to the 2013 three-month period. Depreciation increased due to additional property and equipment being placed in service as a result of routine purchases and the acquisition of the Acquired Stations.

Amortization of intangible assets. Amortization of intangible assets increased approximately $3.8 million to $3.8 million during the 2014 three-month period compared to the 2013 three-month period. Amortization expense increased due to amortization of the additional definite lived intangible assets of the Acquired Stations.

Interest expense. Interest expense increased $6.0 million, or 47%, to $18.6 million for the 2014 three-month period. This increase was attributable to an increase in average interest rates and an increase in average borrowings outstanding. Our average debt balance was $1.2 billion and $835.0 million during the 2014 and 2013 three-month periods, respectively. The average interest rate on our total debt balances was approximately 5.8% and 5.7% during the 2014 and 2013 three-month periods, respectively. Our average debt balance has increased as a result of increased borrowings used to finance, in part, the acquisition of the Acquired Stations.

Income tax expense. We recognized income tax expense of $8.6 million and $4.5 million for the 2014 and 2013 three-month periods, respectively. For the 2014 and 2013 three-month periods, our effective income tax rate was 38.2% and 38.8%, respectively. We estimate our differences between taxable income and recorded income on an annual basis. Our tax provision for each interim reporting period is based upon these full year projections which are revised each interim reporting period. These projections incorporate estimates of permanent differences between U.S. GAAP income and taxable income, state income taxes, adjustments to our liability for unrecognized tax benefits and other items as necessary to adjust our statutory Federal income tax rate of 35.0% to our effective income tax rate.

Nine Months Ended September 30, 2014 (“2014 nine-month period”) Compared to Nine Months Ended September 30, 2013 (“2013 nine-month period”)

Revenue. Total revenue increased $79.5 million, or 32%, to $330.2 million in the 2014 nine-month period primarily due to increases in local advertising revenue, national advertising revenue, internet advertising revenue and retransmission consent revenue, as well as an expected increase in political advertising revenue. The Acquired Stations accounted for approximately $40.7 million and $0.0 million of our total revenue in the 2014 and 2013 nine-month periods, respectively. Political advertising revenue increased $30.7 million, or 1108%, to $33.4 million due to 2014 being the “on year” of the two year election cycle which resulted in increased spending by political candidates, political parties and special interest groups in the 2014 nine-month period. Retransmission consent revenue increased $25.2 million, or 89%, to $53.5 million primarily due to increased subscriber rates. Local advertising revenue increased approximately $23.7 million, or 16%, to $169.8 million. National advertising revenue increased approximately $2.3 million, or 5%, to $44.3 million. Local and national advertising revenue in the 2014 nine-month period benefited from approximately $3.8 million earned from the broadcast of the 2014 Winter Olympic Games on our fourteen NBC affiliated stations. There was no corresponding Olympic Games advertising revenue during the 2013 nine-month period. Local and national advertising revenue included the broadcast of the 2014 Super Bowl on our five FOX channels, which earned us approximately $0.2 million, a decrease of approximately $0.9 million compared to the broadcast of the 2013 Super Bowl on our then 20 CBS channels that earned us approximately $1.1 million. Internet advertising revenue increased $2.2 million, or 12%, to $20.7 million.

During the 2013 nine-month period, we recognized a one-time payment of $7.1 million in incentive consulting revenue associated with a now-expired consulting agreement.

Strong demand for our advertising inventory from political advertisers affected advertising revenue from our non-political advertising revenue categories. Excluding revenue attributable to the Acquired Stations and political advertisers, our five largest advertising categories on a combined local and national basis by customer type demonstrated the following changes during the 2014 nine-month period compared to the 2013 nine-month period: automotive increased 4%; medical increased 5%; restaurant decreased 11%; communications decreased 8%; and furniture and appliances decreased 10%.

Broadcast expenses. Broadcast expenses (before depreciation, amortization and loss (gain) on disposal of assets) increased $40.8 million, or 26%, to $199.6 million in the 2014 nine-month period, due primarily to an increase in non-compensation expense of $21.6 million and compensation expense of $19.2 million. Non-compensation expense increased primarily due to an increase in network affiliation fees of $7.9 million (reflecting in part, increased fees payable to the ABC network under our affiliation agreements that renewed January 1, 2014) and an increase in national sales representation fees of $1.8 million. Although to a lesser extent, we also had increases in programming costs, software license fees, consulting fees, bad debt expense and other professional fees. Compensation expense increased primarily due to increases in salaries of $16.2 million, non-cash paid-time-off of $3.9 million, health care costs of $1.1 million and non-cash stock-based compensation of $1.2 million offset, in part, by a decrease in pension expense of $1.8 million. The increase in salaries resulted primarily from the addition of personnel at the Acquired Stations. The non-cash increase in expense for paid-time-off was due largely to a change in our employee benefit policy. During the nine-months ended September 30, 2014 and 2013, we recorded total broadcast non-cash stock-based compensation expense of $1.2 million and $0.0 million, respectively. Broadcast non-cash stock-based compensation expense increased due to the grant of restricted common stock to certain employees in 2014. The Acquired Stations accounted for approximately $25.3 million and $0.0 million of our total broadcast expense in the 2014 and 2013 nine-month periods, respectively.

Corporate and administrative expenses. Corporate and administrative expenses (before depreciation, amortization and loss (gain) on disposal of assets) increased $8.0 million, or 59%, to $21.6 million for the 2014 nine-month period due primarily to increases in non-compensation expense of $6.2 million and compensation expense of $1.8 million. Non-compensation expense increased primarily due to increases in legal and other professional fees of $5.7 million associated with our completed and pending acquisitions. Compensation expense increased primarily due to increases in non-cash stock-based compensation expenses and routine increases in salary expense. We recorded non-cash stock-based compensation expense during the nine-month periods ended September 30, 2014 and 2013 of $2.8 million and $1.7 million, respectively. Corporate non-cash stock-based compensation expense increased due to the grant of restricted common stock to certain employees in 2014.

Depreciation. Depreciation of property and equipment increased $3.8 million, or 22%, to $21.6 million for the 2014 nine-month period. Depreciation increased due to additional property and equipment being placed in service due to routine purchases and the acquisition of the Acquired Stations.

Amortization of intangible assets. Amortization of intangible assets increased $5.3 million to $5.3 million during the 2014 nine-month period compared to the 2013 nine-month period. Amortization increased due to amortization of the additional definite lived intangible assets of the Acquired Stations.

Interest expense. Interest expense increased $11.9 million, or 32%, to $49.7 million for the 2014 nine-month period. This increase was attributable to an increase in average interest rates and an increase in average borrowings outstanding. Our average debt balance was $1.0 billion and $835.0 million during the 2014 and 2013 nine-month periods, respectively. The average interest rates on our total debt balances were 6.4% and 5.7% during the 2014 and 2013 nine-month periods, respectively. Our average debt balance has increased as a result of increased borrowings used to finance, in part, the acquisition of the Acquired Stations.

Loss from early extinguishment of debt. On June 13, 2014, we entered into an amendment and restatement of our senior credit facility in the form of a new agreement (the “2014 Senior Credit Facility”). In connection with entering into the 2014 Senior Credit Facility, we incurred loan issuance costs of approximately $7.1 million, including bank fees and other professional fees. This amendment and restatement was determined to be a significant modification and, as a result, we recorded a related loss upon early extinguishment of debt of $4.9 million in the nine-month period ended September 30, 2014.

Income tax expense. We recognized income tax expense of $10.3 million and $9.7 million in the 2014 and 2013 nine-month periods, respectively. For the 2014 and 2013 nine-month periods, our effective income tax rate was 38.1% and 42.6%, respectively. We estimate our differences between taxable income and recorded income on an annual basis. Our tax provision for each interim reporting period is based upon these full year projections which are revised each interim reporting period. These projections incorporate estimates of permanent differences between U.S. GAAP income and taxable income, state income taxes, adjustments to our liability for unrecognized tax benefits and other items as necessary to adjust our statutory Federal income tax rate of 35.0% to our effective income tax rate. Our effective income tax rate for the 2014 nine-month period as compared to the 2013 nine-month period decreased primarily due to an adjustment resulting from the expiration of certain unexercised stock options in the 2013 nine-month period.

Liquidity and Capital Resources

General

The following table presents data that we believe is helpful in evaluating our liquidity and capital resources (in thousands).

	As of
	September 30, 2014	December 31, 2013
Cash	$79,807	$13,478
Long-term debt including current portion	$1,306,470	$842,874
Borrowing availability under the 2014 Senior Credit Facility	$40,000	$-
Borrowing availability under the 2012 Senior Credit Facility	$-	$30,000

	Nine Months Ended September 30,
	2014	2013
Net cash provided by operating activities	$88,404	$51,590
Net cash used in investing activities	(477,066)	(19,603)
Net cash provided by financing activities	454,991	266
Increase in cash	$66,329	$32,253

Senior Credit Facility

On June 13, 2014 (the “Closing Date”), Gray entered into an amendment and restatement of its then existing senior credit facility (the “2012 Senior Credit Facility”) in the form of a new agreement (the “2014 Senior Credit Facility”).

As of the Closing Date, the 2014 Senior Credit Facility provided total commitments of $575.0 million, consisting of a $525.0 million term loan facility (the “2014 Term Loan”) and a $50.0 million revolving credit facility (the “2014 Revolving Credit Facility”).

On the Closing Date, we borrowed $525.0 million under the 2014 Term Loan. Proceeds from borrowings under the 2014 Term Loan were used to repay all amounts outstanding under the 2012 Senior Credit Facility, to fund the cash purchase price to complete the Hoak Acquisition and to pay related fees and expenses, as well as for general corporate purposes.

On September 15, 2014, we amended the 2014 Senior Credit Facility to increase the commitments under the 2014 Term Loan to $625.0 million and we borrowed an additional $100.0 million under the 2014 Term Loan. Proceeds from this borrowing were used to fund a portion of the cash purchase price to complete the SJL Acquisition.

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

The 2014 Revolving Credit Facility matures on June 13, 2019 and the 2014 Term Loan matures on June 13, 2021.

Excluding accrued interest, the amount outstanding under our 2014 Senior Credit Facility as of September 30, 2014 consisted solely of a 2014 Term Loan balance of $623.4 million. As of September 30, 2014, the interest rate on the balance outstanding under the 2014 Senior Credit Facility was 3.8%. Our maximum borrowing availability is limited under the 2014 Senior Credit Facility by our required compliance with certain restrictive covenants, including a first lien net leverage ratio covenant. As of September 30, 2014, we had a $10.0 million letter of credit outstanding under the 2014 Revolving Credit Facility, which reduced our borrowing availability thereunder to $40.0 million as of that date. Also as of September 30, 2014, we had a deferred loan cost balance, net of accumulated amortization, of $7.5 million related to the 2014 Senior Credit Facility.

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

In connection with the entry into the 2014 Senior Credit Facility on June 13, 2014, we incurred loan issuance costs of approximately $7.1 million, including bank fees and other professional fees. In connection with our amendment on September 15, 2014, we incurred loan issuance costs of approximately $2.0 million, including bank fees and other professional fees.

The amendment and restatement of the 2012 Senior Credit Facility on June 13, 2014 was determined to be a significant modification and, as a result, we recorded a related loss from early extinguishment of debt of $4.9 million in the nine-month period ended September 30, 2014. The amendment of the 2014 Senior Credit Facility on September 15, 2014 was determined not to be a significant modification.

7½% Senior Notes due 2020 (the “2020 Notes”)

As of September 30, 2014 and December 31, 2013, we had $675.0 million of our 2020 Notes outstanding; the coupon interest rate and the yield on the 2020 Notes was 7.5% and 7.3%, respectively, on each date, and we had a deferred loan cost balance, net of accumulated amortization, of $11.8 million and $13.2 million, respectively, related to our 2020 Notes.

Excalibur Loan

The Excalibur Loan is a term loan between a third party and Excalibur, a VIE whose financial condition and results we consolidate with ours in accordance with U.S. GAAP. As of September 30, 2014 and December 31, 2013, the balance outstanding on the Excalibur Loan was $2.9 million and $3.0 million, respectively. As of each of September 30, 2014 and December 31, 2013, the interest rate on the balance outstanding under the Excalibur Loan was 4.00% and 4.75%, respectively. The deferred loan cost balance, net of accumulated amortization, of the Excalibur Loan as of September 30, 2014 and December 31, 2013 was $0.2 million.

Collateral, Covenants and Restrictions

Our obligations under the 2014 Senior Credit Facility are secured by substantially all of the assets, including real estate, of Gray and substantially all of its subsidiaries. In addition, substantially all of Gray’s subsidiaries are joint and several guarantors of those obligations and Gray’s ownership interests in those subsidiaries are pledged to collateralize its obligations under the 2014 Senior Credit Facility. Excalibur is not a guarantor of, and its assets are not pledged to secure our obligations under, the 2014 Senior Credit Facility. Gray Television, Inc. is a holding company with no independent assets or operations.  For all periods presented, the 2020 Notes have been fully and unconditionally guaranteed, on a joint and several, senior unsecured basis, by substantially all of Gray Television, Inc.'s subsidiaries.  Any subsidiaries that do not guarantee such notes are "minor" (as defined in Rule 3-10(h) of Regulation S-X).  As of September 30, 2014, there were no significant restrictions on the ability of Gray Television, Inc.'s subsidiaries to distribute cash to Gray or to the guarantor subsidiaries. Excalibur is not a guarantor of the 2020 Notes. The Excalibur Loan is secured by substantially all of Excalibur’s assets, and we have jointly and severally guaranteed Excalibur’s obligations under the Excalibur Loan, including the payment of all unpaid principal and interest.

The 2014 Senior Credit Facility contains affirmative and restrictive covenants that Gray must comply with, including (a) limitations on additional indebtedness, (b) limitations on liens, (c) limitations on the sale of assets, (d) limitations on guarantees, (e) limitations on investments and acquisitions, (f) limitations on the payment of dividends, payments on certain other debt and share repurchases, (g) limitations on mergers, and (h) at all times at which amounts are outstanding under the 2014 Revolving Credit Facility, maintenance of a total leverage ratio not to exceed certain maximum limits, as well as other customary covenants for credit facilities of this type. The 2020 Notes include covenants with which we must comply and the Excalibur Loan includes covenants with which Excalibur must also comply, each of which are typical for borrowing transactions of their respective nature. As of September 30, 2014 and December 31, 2013, we and Excalibur were in compliance with all required covenants under our respective debt obligations.

Net Cash Provided By (Used In) Operating, Investing and Financing Activities

Net cash provided by operating activities was $88.4 million in the 2014 nine-month period compared to $51.6 million in the 2013 nine-month period. The increase in cash provided by operations was due primarily to an increase in revenue offset, in part, by increases in broadcast and corporate and administrative expenses.

Net cash used in investing activities was $477.1 million in the 2014 nine-month period compared to net cash used in investing activities of $19.6 million for the 2013 nine-month period. The increase in cash used in investing activities was largely due to the use of funds to complete the 2014 Acquisitions.

Net cash provided by financing activities in the 2014 nine-month period was $455.0 million compared to net cash provided by financing activities of $0.3 million in the 2013 nine-month period. This increase in cash provided by financing activities was due primarily to an increase in borrowings of long-term debt, net of repayments, in the 2014 nine-month period compared to the 2013 nine-month period. On June 13, 2014, we borrowed $525.0 million under the 2014 Senior Credit Facility, using the funds as follows: $309.5 million to complete the Hoak Acquisition, including fees, and fund a down payment on the Parker Acquisition; $159.5 million to repay outstanding debt and related accrued interest; $6.5 million for payment of fees resulting from the amendment and restatement of the 2012 Senior Credit Facility; and $49.5 million in cash for general corporate purposes. On September 15, 2014, we borrowed an additional $100.0 million under the 2014 Senior Credit Facility and used these proceeds to fund a portion of the SJL Acquisition purchase price.

Liquidity

As of September 30, 2014, required debt principal repayments over the next twelve months consisted primarily of $6.3 million due under the 2014 Senior Credit Facility and $0.2 million due under the Excalibur Loan. As of September 30, 2014, we estimate that we will make approximately $74.3 million in debt interest payments over the next twelve months immediately following September 30, 2014. Capital expenditures may increase to between $25.0 million and $28.0 million during the twelve months immediately following September 30, 2014. As of September 30, 2014, we estimated that we would be required to pay approximately $13.7 million to complete pending acquisitions. On October 6, 2014, we paid $10.0 million to complete the then pending acquisition of the remaining equity interest in Yellowstone. On November 1, 2014, we paid $55,629 to complete the then pending Beartooth Acquisition. We currently expect we will be required to pay approximately $3.7 million to complete still pending acquisitions. These acquisitions are subject to a number of conditions, some of which may be out of our control, and which include, in some instances, FCC approval.  No assurances of the timing of the satisfaction of these conditions can be provided. Although our cash flows from operations are subject to a number of risks and uncertainties, we anticipate that our cash on hand, future cash expected to be generated from operations, borrowings from time to time under the 2014 Senior Credit Facility (or any such other credit facility as may be in place at the appropriate time) and, potentially, external equity or debt financing, will be sufficient to fund these debt service obligations, estimated capital expenditures and acquisition-related obligations. Any potential equity or debt financing would depend upon, among other things, the costs and availability of such financing at the appropriate time.  We also presently believe that our future cash expected to be generated from operations and borrowing availability under the 2014 Senior Credit Facility (or any such other credit facility) will be sufficient to fund our future capital expenditures and long-term debt service obligations until at least June 13, 2021, which is the maturity date of the 2014 Term Loan.

Capital Expenditures

Capital expenditures in the 2014 and 2013 nine-month periods were $20.5 million and $18.4 million, respectively. We anticipate that our capital expenditures for the remainder of 2014 will be between $9.5 million and $12.5 million.

Other

We file a consolidated federal income tax return and such state or local tax returns as are required. Although we may earn taxable operating income in future years, as of September 30, 2014, we anticipate that through the use of our available loss carryforwards we will not pay significant amounts of federal or state income taxes until 2016.

We do not believe that inflation has had a significant impact on our results of operations nor is inflation expected to have a significant effect upon our business in the near future.

During the nine-month period ended September 30, 2014, we contributed $4.7 million to our pension plans. During the remainder of the year ending December 31, 2014, we expect to contribute between $1.3 million and $1.8 million to our pension plans.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21 E of the Securities Exchange Act of 1934. Forward-looking statements are all statements other than those of historical fact. When used in this Quarterly Report, the words “believes,” “expects,” “anticipates,” “estimates,” “will,” “may,” “should” and similar words and expressions are generally intended to identify forward-looking statements. Among other things, statements that describe our expectations regarding our results of operations, general and industry-specific economic conditions, future pension plan contributions, capital expenditures and the timing for completing pending transactions are forward-looking statements. Readers of this Quarterly Report are cautioned that any forward-looking statements, including those regarding the intent, belief or current expectations of our management, are not guarantees of future performance, results or events and involve risks and uncertainties, and that actual results and events may differ materially from those contained in the forward-looking statements as a result of various factors including, but not limited to, those listed under the heading “Risk Factors” in our 2013 Form 10-K and as may be described in subsequently filed quarterly reports on Form 10-Q, as well as the other factors described from time to time in our filings with the Securities and Exchange Commission. Forward-looking statements speak only as of the date they are made. We undertake no obligation to update such forward-looking statements to reflect subsequent events or circumstances.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

We believe that the market risk of our financial instruments as of September 30, 2014 has not materially changed since December 31, 2013. The market risk profile as of December 31, 2013 is disclosed in our 2013 Form 10-K.

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

There were no changes in our internal control over financial reporting during the three-month period ended September 30, 2014 identified in connection with this evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

Please refer to the information set out under the heading “Risk Factors” in Part I, Item 1A in our 2013 Form 10-K for a description of risk factors that we determined to be most material to our financial condition and results of operation. We do not believe there have been any material changes in these risk factors.

Item 6. Exhibits

10.1

First Amendment and Incremental Facility Agreement, dated as of September 15, 2014, to the Second Amended and Restated Credit Agreement dated, as of June 13, 2014, by and among Gray Television, Inc., and the lenders and agents thereto.

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

GRAY TELEVISION, INC. (Registrant)

Date: November 5, 2014	By:	/s/ James C. Ryan
James C. Ryan
Senior Vice President and Chief Financial Officer