Form 10-K
period 2014-12-31
GRAY TELEVISION INC
filed 2015-03-05
CIK 43196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2014 or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.

Commission File Number 1-13796

________________________________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐ No ☒

The aggregate market value of the voting stock (based upon the closing sales prices quoted on the New York Stock Exchange) held by non-affiliates of the registrant (solely for purposes of this calculation, all directors, executive officers and 10% or greater stockholders of the registrant are considered to be “affiliates”) as of June 30, 2014: Class A Common Stock and Common Stock; no par value –$661,393,998.

The number of shares outstanding of the registrant’s classes of common stock as of February 27, 2015: Class A Common Stock; no par value –6,185,819 shares; Common Stock, no par value –52,617,415 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the annual meeting of stockholders, to be filed within 120 days of the registrant’s fiscal year end, pursuant to Regulation 14A are incorporated by reference into Part III hereof.

PART 1

Item 1.    Business.

In this annual report on Form 10-K (the “Annual Report”), unless otherwise indicated or the context otherwise requires, the words “Gray,” the “Company,” “we,” “us,” and “our” refer to Gray Television, Inc. and its consolidated subsidiaries, as well as any variable interest entities that Gray is required to consolidate under generally accepted accounting principles. For more information on variable interest entities, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The discussion herein of the television (or “TV”) stations that we own and operate does not include our interest in the television and radio stations owned by Sarkes Tarzian, Inc.

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

General

We are a television broadcast company headquartered in Atlanta, Georgia, that owns and operates television stations and leading digital assets in markets throughout the United States. As of February 1, 2015, we owned and operated television stations in 44 television markets broadcasting a total of 140 programming streams, including 26 affiliates of the CBS Network (“CBS”), 24 affiliates of the NBC Network (“NBC”), 16 affiliates of the ABC Network (“ABC”) and ten affiliates of the FOX Network (“FOX”).

In addition to our primary broadcast channels we can also broadcast secondary digital channels within a market. Our secondary digital channels are generally affiliated with networks different from those affiliated with our primary broadcast channels, and are operated by us to make better use of our broadcast spectrum by providing supplemental and/or alternative programming in addition to our primary channels. Certain of our secondary digital channels are affiliated with more than one network simultaneously. In addition to affiliations with ABC, CBS and FOX, our secondary channels are affiliated with the following networks: the CW Network or the CW Plus Network (collectively, “CW”), MyNetworkTV (“MyNet.”), the MeTV Network (“MeTV”), This TV Network (“This TV”), Antenna TV (“Ant.”), Telemundo (“Tel.”), Heros and Icons (“ H&I”), and MOVIES! Network (“Movies”). We also broadcast ten local news/weather channels in certain of our existing markets (“News”). Our combined TV station group reaches approximately 8.0% of total United States television households.

Our operating revenues are derived primarily from broadcast and internet advertising, retransmission consent fees and, to a lesser extent, from other sources such as production of commercials and tower rentals. For the years ended December 31, 2014, 2013 and 2012 we generated revenue of $508.1 million, $346.3 million and $404.8 million, respectively.

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

Strategy

Our success is based on the following strategies for growing our revenues and operating cash flows:

Focus on Strategic Growth and Acquisitions

The television broadcasting industry has been characterized recently by a high level of acquisition activity. We believe that there continue to be a number of television stations, and a few station groups, that have similar operating profiles and characteristics, and that share our commitment to local news coverage, to the communities in which they operate and to creating high quality, locally-driven content. We intend to continue to selectively pursue opportunities for the acquisition of television stations or station groups, primarily in markets below the Top 50 DMAs, which fit our strategic and operational objectives, and where we believe that we can improve revenue, efficiencies and cash flow through active management and cost controls. As we consider potential acquisitions, we primarily evaluate potential station audience and revenue shares and the extent to which the target would positively impact our existing station operations.

In furtherance of this strategy, in recent periods we have completed a number of strategic transactions, including:

●	the April 2014 acquisition of WQCW-TV in Portsmouth, Ohio (“WQCW-TV”) in the Charleston-Huntington television market for $5.5 million (the “WQCW-TV Acquisition”);

●	the May 2014 acquisition of KEVN-TV and its satellite station, KIVV-TV in the Rapid City, South Dakota, television market (collectively, “KEVN-TV”) for $8.8 million (the “KEVN-TV Acquisition”);

●

the May 2014 acquisition of KNDX-LP, KXND-LP, and the programming streams of KNDX-TV, and its satellite station KXND-TV in the Minot-Bismarck, North Dakota television market (collectively “KNDX-TV”) for $7.5 million (the “KNDX-TV Acquisition”);

●	the June 2014 acquisition of the twelve television stations listed below for $299.9 million from Hoak Media, LLC (“Hoak”):

Station	Network Affiliation	Market

KSFY-TV	ABC	Sioux Falls, SD
KABY-TV*	ABC	Sioux Falls, SD
KPRY-TV*	ABC	Sioux Falls, SD
KVLY-TV	NBC	Fargo-Valley City, ND
KNOE-TV	CBS	Monroe- El Dorado, LA
KFYR-TV	NBC	Minot-Bismarck-Dickinson, ND
KMOT-TV*	NBC	Minot-Bismarck-Dickinson, ND
KUMV-TV*	NBC	Minot-Bismarck-Dickinson, ND
KQCD-TV*	NBC	Minot-Bismarck-Dickinson, ND
KALB-TV	NBC/CBS	Alexandria, LA
KNOP-TV	NBC	North Platte, NE
KIIT-LP	FOX	North Platte, NE
* satellite station

This acquisition also included the assumption of Hoak’s interest in certain operating agreements, the primary programming stream, and non-license assets, of KHAS-TV, which serves the Lincoln-Hastings, Nebraska market, and which we transferred to KSNB-TV, a station owned by us in the same market (together with the acquisition of Hoak, the “Hoak Acquisition”);

●	the September 2014 acquisition of WJRT-TV in the Flint-Saginaw-Bay City, Michigan and WTVG-TV in the Toledo, Ohio markets (collectively, “SJL”) for $131.5 million (the “SJL Acquisition”);

●

the assumption of certain operating agreements and the acquisition of certain non-license assets from Parker Broadcasting, Inc., relating to KAQY-TV in the Monroe, Louisiana market and KXJB-TV in the Fargo, North Dakota market in September 2014 and December 2014, respectively, for an aggregate of $6.7 million (the “Parker Acquisition”);

●

the November 2014 acquisition of KBGF-LD in the Great Falls, Montana market, and KTVH-TV in the Helena, Montana market, and the December 2014 acquisition of KMTF-TV in the Helena, Montana market for an aggregate purchase price of $1.85 million (the “Helena Acquisition”);

●

the October 2013 transactions with News-Press Gazette Company and Excalibur Broadcasting, LLC (or “Excalibur”), pursuant to which we acquired the non-license assets for $9.0 million, and Excalibur acquired the license assets for $3.0 million, of KJCT-TV and associated low power stations (collectively, “KJCT-TV”) in the Grand Junction, Colorado, market. In connection therewith, we entered into a shared services agreement, pursuant to which we provide certain services, including back-office, engineering and sales support, and a lease agreement, pursuant to which we provide studio and office space, to Excalibur. Also in connection with these arrangements, we paid $0.5 million and entered into a put and call option agreement with Excalibur. In December 2014, we acquired the low power stations, certain operating agreements, all of the program streams, and the full-power non-license assets of Excalibur for a purchase price equal to Excalibur’s then-outstanding indebtedness of $2.85 million, which was then retired; and

●

the October 2013 acquisition of 99% of the outstanding equity interests of Yellowstone Television, LLC (“Yellowstone”), the owner of four television stations in the Laredo, Texas, Cheyenne, Wyoming – Scottsbluff, Nebraska and Casper, Wyoming markets, for approximately $23.0 million. In connection therewith, we entered into a put and call option agreement with the owner of Yellowstone, which we exercised and closed on October 2, 2014, thereby acquiring the remaining 1% of Yellowstone for $10.0 million. The total consideration for this acquisition was approximately $32.7 million.

Refer to our Markets and Stations table later in this Item 1 and Note 2 “Acquisitions” of our audited consolidated financial statements as of and for the year ended December 31, 2014 included in Item 8, for more information.

Maintain and Grow our Market Leadership Position

As of February 1, 2015, we have the #1 ranking in overall audience in 31 of the 44 markets in which we own stations and we have the #1 ranking in local news audience in 28 of our markets. In addition, we have the #1 and #2 ranking in both overall audience and news audience in 41 of those 44 markets.

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

Continue to Monetize Digital Spectrum

We currently broadcast over 60 secondary channels. Our secondary channels are affiliated with networks different from those affiliated with our primary channels and are operated by us to make better use of our broadcast spectrum by providing supplemental and/or alternative programming to our primary channels. Certain of our channels are affiliated with more than one network simultaneously.

Our strategy includes expanding upon our digital offerings, and we evaluate potential opportunities from time to time either on our own and/or in partnership with other companies, as such opportunities present themselves. We also evaluate opportunities to use spectrum for future delivery of television broadcasts to handheld and other mobile devices.

Maintain Prudent Cost Management

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

We consider broadcast advertising revenue to be revenue earned from the sale of advertisements broadcast by our stations. Although no single customer represented more than 5% of our broadcast advertising revenue for the years ended December 31, 2014, 2013 or 2012, we derived a material portion of our non-political broadcast advertising revenue from advertisers in a limited number of industries, and particularly the automotive industry. For the years ended December 31, 2014, 2013 and 2012, we derived approximately 21%, 25% and 18%, respectively, of our total broadcast advertising revenue from our customers in the automotive industry. Revenue from this industry represents a higher percentage of total revenue in odd-numbered years due to, among other things, the increased availability of advertising time, as a result of such years being the “off year” of the two year political advertising cycle. Our results of operations and financial condition could be materially adversely affected if broadcast advertising revenue from the automotive, or certain other industries, such as the medical, restaurant, communications and furniture and appliance industries were to decline.

Markets and Stations

Gray operates in DMAs ranked between 61 and 209 and seeks to focus its operations on university towns and state capitals. Our markets include 24 university towns, representing enrollment of approximately 547,000 students, and 12 state capitals. We believe university towns and state capitals provide significant advantages as they generally offer more favorable advertising demographics, more stable economics and a stronger affinity between local stations and university sports teams.

We have strong, market leading positions in our markets. We believe a key driver for our strong market position is the strength of our local news and information programs. We believe that our market position and our strong local revenue streams have enabled us to maintain more stable revenues in recent challenging economic conditions compared to many of our peers.

We are diversified across our markets and network affiliations. Our largest market by company revenue is Charleston/Huntington, WV, which contributed approximately 7% of our revenue for each of the years ended December 31, 2014 and 2013. Our top 10 markets by Company revenue contributed approximately 42% and 50% of our revenue for each of the years ended December 31, 2014 and 2013, respectively. For the years ended December 31, 2014 and 2013, our CBS-affiliated channels accounted for 42% and 45%, respectively, of our revenue; our NBC-affiliated channels accounted for 38% and 35%, respectively, of our revenue; our ABC-affiliated channels accounted for 15% and 14%, respectively, of our revenue; and our FOX-affiliated channels accounted for approximately 2% of our revenue.

All but two of our stations broadcast a primary channel affiliated with one of the four major broadcast networks. In addition to the primary channels, the majority of our stations also broadcast secondary digital channels that are affiliated with various networks. The terms of our affiliations with these networks are governed by network affiliation agreements. Each network affiliation agreement provides the affiliated station with the right to broadcast all programs transmitted by the affiliated network. During 2014, we negotiated new agreements for essentially all our major network affiliated channels. Our network affiliation agreements currently expire at various dates through August 31, 2019.

The following table provides information about our owned and operated television stations, as of February 1, 2015:

							Primary Broadcast		Primary Channel
DMA Rank (a)	Designated Market Area ("DMA")	Station Call Letters		Network Affiliations and Program Service Arrangements (b)			License Expiration Date (c)		Station Rank in DMA (d)	News Rank in DMA (e)

61	Knoxville, TN	WVLT		CBS	MyNet.		8/1/2021		2	2
63	Lexington, KY	WKYT		CBS	CW	News	8/1/2013	(g)	1	1
(i)	Hazard, KY	WYMT		CBS	This TV		8/1/2021		1	1
65	Wichita/Hutchinson, KS	KAKE		ABC	MeTV		6/1/2014	(g)	3	3
65	(Colby, KS)	KLBY	(f)	ABC			6/1/2022
65	(Garden City, KS)	KUPK	(f)	ABC			6/1/2022
66	Charleston/Huntington, WV	WSAZ		NBC	MyNet.	This TV	10/1/2020		1	1
66	Charleston/Huntington, WV	WQCW		CW			10/1/2020		5	3
70	Flint/Saginaw/Bay City, MI	WJRT		ABC	MeTV	News	10/1/2021		2	2
74	Omaha, NE	WOWT		NBC	News		6/1/2022		2	2
76	Toledo, OH	WTVG		ABC	CW	News	10/1/2021		1	1
82	Madison, WI	WMTV		NBC	News	Ant.	12/1/2021		1	1
87	Waco/Temple/Bryan, TX	KWTX		CBS	CW		8/1/2022		1	1
87	Waco/Temple/Bryan, TX	KBTX		CBS	CW		8/1/2022		4	4
89	Colorado Springs/Pueblo, CO	KKTV		CBS	MyNet.		4/1/2022		2	3
96	South Bend/Elkhart, IN	WNDU		NBC	Ant.		8/1/2021		2	2
99	Greenville/New Bern/Washington, NC	WITN		NBC	MyNet.	MeTV	12/1/2020		1	2
105	Lincoln/Hastings/Kearney, NE	KOLN		CBS			6/1/2022		1	1
105	(Grand Island, NE)	KGIN	(f)	CBS			6/1/2022
105	Lincoln/Hastings/Kearney, NE	KSNB		NBC	MeTV	MyNet.	6/1/2014	(g)	4	4
106	Tallahassee, FL/Thomasville, GA	WCTV		CBS	MyNet.	This TV	4/1/2021		1	1
107	Reno, NV	KOLO		ABC	Movies		10/1/2022		1	1
110	Sioux Falls, SD	KSFY		ABC	CW		4/1/2022		2	2
110	(Aberdeen, SD)	KABY	(f)	ABC			4/1/2022
110	(Pierre, SD)	KPRY	(f)	ABC			4/1/2022
112	Augusta, GA/Aiken, SC	WRDW		CBS	MyNet.	Ant.	4/1/2021		1	2
114	Lansing, MI	WILX		NBC	News	Ant.	10/1/2021		1	1
116	Fargo/Valley City, ND	KVLY		NBC	CBS	MeTV	4/1/2014	(g)	1	2
128	La Crosse/Eau Claire, WI	WEAU		NBC	News	Ant.	12/1/2021		1	1
134	Wausau/Rhinelander, WI	WSAW		CBS	MyNet.	H&I	12/1/2021		1	2
135	Rockford, IL	WIFR		CBS	Ant.		12/1/2021		2	1
136	Topeka, KS	WIBW		CBS	MeTV	MyNet.	6/1/2022		1	1
137	Monroe/El Dorado, LA	KNOE		CBS	ABC	CW	6/1/2021		1	1
142	Minot/Bismarck/Dickinson, ND	KFYR		NBC	MeTV		4/1/2022		1	1
142	(Minot, ND)	KMOT	(f)	NBC	MeTV		4/1/2022
142	(Williston, ND)	KUMV	(f)	NBC	MeTV		4/1/2022
142	(Dickinson, ND)	KQCD	(f)	NBC	MeTV		4/1/2022
142	Minot/Bismarck/Dickinson, ND	KNDX		FOX			4/1/2022		3	4
142	(Minot, ND)	KXND	(f)	FOX			4/1/2022

Stations owned and operated by Gray Television, Inc. (continued):

								Primary Broadcast		Primary Channel
DMA Rank (a)	Designated Market Area ("DMA")	Station Call Letters		Network Affiliations and Program Service Arrangements (b)				License Expiration Date (c)		Station Rank in DMA (d)	News Rank in DMA (e)

152	Albany, GA	WSWG		CBS	MeTV	MyNet.	CW	4/1/2021		3	3
154	Panama City, FL	WJHG		NBC	CW	News		2/1/2021		1	1
154	Panama City, FL	WECP		CBS	MyNet.			2/1/2021		3	(h)
161	Sherman, TX/Ada, OK	KXII		CBS	MyNet.	FOX		8/1/2022		1	1
161	(Paris, TX)	KXIP	(f)					8/1/2022
172	Rapid City, SD	KEVN		FOX				4/1/2022		4	3
172	(Lead, SD)	KIVV	(f)	FOX				4/1/2022
173	Dothan, AL	WTVY		CBS	MeTV	MyNet.	CW	4/1/2021		1	1
173	Dothan, AL	WRGX		NBC				4/1/2021		3	4
178	Harrisonburg, VA	WHSV		ABC	MeTV	MyNet.		10/1/2020		1	1
178	Harrisonburg, VA	WSVF		FOX	CBS			10/1/2020		3	2
179	Alexandria, LA	KALB		NBC	CBS			6/1/2021		1	1
182	Bowling Green, KY	WBKO		ABC	FOX	CW		8/1/2021		1	1
183	Charlottesville, VA	WCAV		CBS	News			10/1/2020		2	2
183	Charlottesville, VA	WVAW		ABC				10/1/2020		3	5
183	Charlottesville, VA	WAHU		FOX	MyNet.	This TV		10/1/2020		4	4
184	Laredo, TX	KGNS		ABC	NBC	Tel.		8/1/2022		1	1
185	Grand Junction/Montrose, CO	KKCO		NBC	MeTV	Tel.		4/1/2014	(g)	1	1
185	Grand Junction/Montrose, CO	KJCT		ABC	CW			4/1/2022		3	2
189	Meridian, MS	WTOK		ABC	MyNet.	CW		6/1/2021		1	1
191	Great Falls, MT	KBGF		NBC				4/1/2022		3	3
194	Parkersburg, WV	WTAP		NBC	News	CW		10/1/2020		1	1
194	Parkersburg, WV	WIYE		CBS	MyNet.			10/1/2020		2	(h)
194	Parkersburg, WV	WOVA		FOX				10/1/2020		3	2
196	Casper/Riverton, WY	KCWY		NBC	CW			10/1/2022		1	1
197	Cheyenne, WY/Scottsbluff, NE	KGWN		CBS	CW			10/1/2022		1	1
197	(Gering, NE)	KSTF	(f)	CBS				6/1/2022
197	Cheyenne, WY/Scottsbluff, NE	KCHY		NBC				10/1/2022		4	2
206	Helena, MT	KTVH		NBC				4/1/2022		2	2
206	Helena, MT	KMTF		CW				4/1/2022		5	(h)
209	North Platte, NE	KNPL		CBS	MeTV			6/1/2014	(g)	2	2
209	North Platte, NE	KNOP		NBC				6/1/2022		1	1
209	North Platte, NE	KIIT		FOX				6/1/2022		3	3

(a)	DMA rank for the 2014-2015 television season based on information published by Nielsen.

(b)	Indicates network affiliations. All primary channels and a significant majority of our secondary channels broadcast by the stations are affiliated with a network.

(c)	Indicates expiration dates of broadcast licenses.

(d)	Based on Nielsen data for the February, May, July and November 2014 rating periods.

(e)	Based on Nielsen data for the February, May, July and November 2014 rating periods for various news programs.

(f)	This station is a satellite station under FCC rules and simulcasts the programming of our primary channel in its market. This station may offer some locally originated programming, such as local news.

(g)	This station timely filed a license renewal application with the FCC, which remains pending. We anticipate that all pending renewal applications will be granted in due course.

(h)	This station does not currently broadcast local news that is specific to its market.

(i)	The rankings shown for WYMT are based on Nielsen data for the trading area (an area not defined as a distinct DMA) for the four most recent reporting periods.

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

We believe most successful commercial television stations obtain their brand identity from locally produced news programs. Notwithstanding this, however, the affiliation of a station’s channels with one of the Big Four major networks can have a significant impact on the station’s programming, revenues, expenses and operations. A typical network provides an affiliate with network programming in exchange for a substantial majority of the advertising time available for sale during the airing of the network programs. The network then sells this advertising time and retains the revenue. The affiliate sells the remaining advertising time available within the network programming and non-network programming, and the affiliate retains most or all of such revenue from these sales. In seeking to acquire programming to supplement network-supplied programming, which we believe is critical to maximizing affiliate revenue, affiliates compete primarily with other affiliates and independent stations in their markets as well as, in certain cases, various national non-broadcast networks (“cable networks”) that present competitive programming. The Big Four networks and CW, charge affiliates fees for receiving network programming.

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

Affiliates of FOX, CW and MyNet must purchase or produce a greater amount of programming for their non-network time periods, generally resulting in higher programming costs. On the other hand, affiliates of FOX, CW and MyNet retain a larger portion of their advertising time inventory and the related revenues compared to Big Three affiliates.

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

Other sources of competition for audiences, programming and advertisers include internet websites, mobile applications and wireless carriers, direct-to-consumer video distribution systems, and home entertainment systems.

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

Programming

Competition for non-network programming involves negotiating with national program distributors, or syndicators, that sell first-run and rerun programming packages. Each station competes against the other broadcast stations in its market for exclusive access to off-network reruns (such as That ‘70s Show) and first-run programming (such as Jeopardy). Broadcast stations compete also for exclusive news stories and features. While cable networks or internet service providers generally do not compete with local stations for programming, some national cable networks or internet service providers from time to time have acquired programs that would have been offered to, or otherwise might have been broadcast by, local television stations.

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

The FCC is required by statute to review all of its broadcast ownership rules every four years to determine if such rules remain necessary in the public interest. In 2007, the FCC adopted a Report and Order fulfilling the FCC’s obligation to review its media ownership rules every four years. That Order left most of the FCC’s existing ownership restrictions in place, but made modifications to the newspaper/broadcast cross-ownership restriction. A number of parties appealed the FCC’s order; those appeals were consolidated in the United States Court of Appeals for the Third Circuit (“Third Circuit”). In May 2010, while these appeals were still pending, the FCC began a new comprehensive review of its broadcast ownership rules to determine whether the rules remain necessary in the public interest by releasing a Notice of Inquiry (“NOI”). In July 2011, the Third Circuit vacated and remanded the FCC’s 2007 changes to the newspaper/broadcast cross-ownership rule, but upheld the FCC’s retention of the remainder of its media ownership rules. In December 2011, the FCC issued a Notice of Proposed Rulemaking (the “2011 NPRM”) that addressed issues remanded by the Third Circuit. The 2011 NPRM requested comments on the FCC’s proposals to leave the local TV ownership rule and local radio ownership rule largely intact; eliminate the radio/television cross-ownership rule; and presumptively permit waivers of the newspaper/broadcast cross-ownership ban in the 20 largest television markets. Finally, the 2011 NPRM requested comments on whether local news service agreements and/or shared services agreements should be considered attributable for purposes of applying the media ownership restrictions. In March 2014, the FCC adopted a Report and Order (the “2014 Order”) that partially addressed the issues raised in the 2011 NPRM. The FCC made television joint sales agreements attributable when the brokering station sells more than 15% of the advertising time of the brokered station; and adopted rules that effectively prohibit top-four television stations in the same market from jointly negotiating retransmission consent agreements. The FCC simultaneously issued a Further Notice of Proposed Rulemaking (the “2014 FNPRM”) that incorporated the record from the 2010 quadrennial review into the 2014 review, proposed to retain the local television ownership rules with a minor modification to measure station overlap based on a station’s digital contour, and considered whether to (i) impose reporting requirements on stations that participate in shared services agreements, (ii) adopt a revenue-based eligible entity definition to help promote ownership diversity, and (iii) eliminate or revise its rules for enforcing television network non-duplication and syndicated exclusivity agreements.

Local TV Ownership Rules

The FCC’s 2007 actions generally reinstated the FCC’s pre-2003 local television ownership rules. Under those rules, one entity may own two commercial television stations in a DMA as long as the specified service contours of the stations do not overlap or, if they do, no more than one of those stations is ranked among the top four stations in the DMA and eight independently owned, full-power stations will remain in the DMA. Waivers of this rule may be available if at least one of the stations in a proposed combination qualifies, pursuant to specific criteria set forth in the FCC’s rules, as failed, failing, or unbuilt. The 2014 FNPRM proposes only minor modifications to the existing rule by updating the contour overlap portion of the existing rule to specify the use of digital contours and not analog contours. Additionally, the 2014 FNPRM requests comments on whether (i) to adopt a waiver standard that would allow certain television combinations in small markets, even between top-four stations, (ii) to consider multicasting in determining local television ownership limits, and (iii) to limit the ability of station owners to form dual network affiliations through multicasting multiple channels of programming within a single digital channel.

Cross-Media Limits

The newspaper/broadcast cross-ownership rule generally prohibits one entity from owning both a commercial broadcast station and a daily newspaper in the same community. The radio/television cross-ownership rule allows a party to own one or two TV stations and a varying number of radio stations within a single market. The FCC’s 2007 decision left the existing newspaper/broadcast and radio/television cross-ownership restrictions in place, but provided that the FCC would evaluate newly-proposed newspaper/broadcast combinations under a non-exhaustive list of public interest factors and apply positive or negative presumptions in specific circumstances. As noted above, the Third Circuit reversed and remanded the FCC’s 2007 changes to the newspaper/broadcast cross-ownership rule, leaving the original prohibition in place. The 2014 FNPRM proposed a rule based largely on the FCC’s 2007 decision and sought comment on a proposal to adopt a newspaper/broadcast cross-ownership rule that would presumptively permit waivers of the newspaper/broadcast cross-ownership restrictions in the top 20 DMAs when the television station is not ranked among the top four television stations in the DMA and at least eight independently owned and operated major media voices remain in the DMA.

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

Attribution Rules

Under the FCC’s ownership rules, a direct or indirect purchaser of certain types of our securities could violate FCC regulations if that purchaser owned or acquired an “attributable” interest in other media properties in the same areas as one or more of our stations. Pursuant to FCC rules, the following relationships and interests are generally considered attributable for purposes of broadcast ownership restrictions: (i) all officers and directors of a corporate licensee and its direct or indirect parent(s); (ii) voting stock interests of at least five percent; (iii) voting stock interests of at least 20 percent, if the holder is a passive institutional investor (such as an investment company, as defined in 15 U.S.C. 80a-3, bank, or insurance company); (iv) any equity interest in a limited partnership or limited liability company, unless properly “insulated” from management activities; (v) equity and/or debt interests that in the aggregate exceed 33 percent of a licensee’s total assets, if the interest holder supplies more than 15 percent of the station’s total weekly programming or is a same-market broadcast company or daily newspaper publisher; (vi) time brokerage of a broadcast station by a same-market broadcast company; and (vii) same-market television and radio joint sales agreements.

Management services agreements and other types of shared services arrangements between same-market stations that do not include attributable time brokerage or joint sales components generally are not deemed attributable under the FCC’s current rules and policies. However, the FCC previously requested comment on whether local news service agreements and/or shared services agreements should be considered attributable for purposes of applying the media ownership rules. In a December 2013 Memorandum Opinion and Order granting a transfer of control application that included shared services arrangements, the Media Bureau cautioned broadcasters that it must consider the economic effects of, and incentives created by, each transaction on a case-by-case basis to determine whether the transaction serves the public interest, as well as complying with the FCC’s rules and prior decisions. The Department of Justice has taken steps under the antitrust laws to block certain transactions involving joint sales or other services agreements. Further, in ex parte comments filed in February 2014, the Department of Justice recommended that the FCC adopt rules that make joint sales agreements attributable under the FCC’s ownership rules.

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

We serve as a holding company for our subsidiaries, including subsidiaries that hold station licenses. Therefore we may be restricted from having more than one-fourth of our stock owned or voted directly or indirectly by non-citizens, foreign governments, representatives of non-citizens or foreign governments, or foreign corporations.

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

Over the past several years, the FCC has increased its enforcement efforts regarding broadcast indecency and profanity and the statutory maximum fine for broadcasting indecent material is currently $350,000 per incident. In June 2012, the Supreme Court decided a challenge to the FCC’s indecency enforcement without resolving the scope of the FCC’s ability to regulate broadcast content. In August 2013, the FCC issued a Public Notice seeking comment on whether it should modify its indecency policies. The FCC has not yet issued a decision, and the courts remain free to review the FCC’s current policy or any modifications thereto. The outcomes of these proceedings could affect future FCC policies in this area, and we are unable to predict the outcome of any such judicial proceeding, which could have a material adverse effect on our business.

EEO Rules

The FCC’s Equal Employment Opportunity (“EEO”) rules impose job information dissemination, recruitment, documentation and reporting requirements on broadcast station licensees. Broadcasters are subject to random audits to ensure compliance with the EEO rules and may be sanctioned for noncompliance.

MVPD Retransmission of Local Television Signals

Under the Communications Act and FCC regulations, each television station generally has a so-called “must-carry” right to carriage of its primary channels on all MVPD systems serving their market. Each commercial television station may elect between invoking its “must carry” right or invoking a right to prevent an MVPD system from retransmitting the station’s signal without its consent (“retransmission consent”). Stations must make this election by October 1 every three years, and stations most recently made such elections by October 1, 2014. Such elections are binding throughout the three-year cycle that commences on the subsequent January 1. The current carriage cycle commenced on January 1, 2015, and ends on December 31, 2017. Our stations have elected retransmission consent and have entered into retransmission consent contracts with virtually all MVPD systems serving their markets.

On March 31, 2014, the FCC amended its rules governing “good faith” retransmission consent negotiations to provide that it is a per se violation of the statutory duty to negotiate in good faith for a television broadcast station that is ranked among the top-four stations in a market (as measured by audience share) to negotiate retransmission consent jointly with another top-four station in the same market if the stations are not commonly owned. Under the new rules, top-four stations may not (i) delegate authority to negotiate or approve a retransmission consent agreement to another non-commonly owned top-four station located in the same DMA or to a third party that negotiates on behalf of another non-commonly owned top-four television station in the same DMA; or (ii) facilitate or agree to facilitate coordinated negotiation of retransmission consent terms between themselves, including through the sharing of information. We currently are not a party to any agreements that delegate our authority to negotiate retransmission consent for any of our television stations or grant us authority to negotiate retransmission consent for any other television station. Nevertheless, we cannot predict how this restriction might impact future opportunities.

As part of its decision, the FCC also sought comment on whether it should modify or eliminate the network non-duplication and syndicated exclusivity rules. We cannot predict the outcome of this proceeding. If, however, the FCC eliminates or relaxes its rules enforcing our program exclusivity rights, it could affect our ability to negotiate future retransmission consent agreements, and it could harm our ratings and advertising revenue if cable and satellite operators import duplicative programming.

In June 2014, the Supreme Court issued a ruling finding that the streaming of broadcast programming over the internet without the consent of the copyright owner of the programming was a public performance that infringed upon the copyright owners’ rights. Broadcasters and other copyright owners had aggressively pursued injunctions against the companies offering these services in multiple jurisdictions. On December 19, 2014, the FCC issued a Notice of Proposed Rulemaking (“NPRM”) seeking comment on its proposal to modernize the term “MVPD” to be technology neutral. If the NPRM proposal is adopted, an entity that uses the internet to distribute multiple streams of linear programming would be considered an MVPD and would have the same retransmission consent rights and obligations as other MVPDs, including the right to negotiate with television stations to carry their broadcast signals. The FCC also asked about the possible copyright implications of this proposal. We cannot predict the outcome of the FCC’s interpretive proceedings.

The STELA Reauthorization Act of 2014 (“STELAR”) was signed into law on December 4, 2014. STELAR extends the right of satellite TV operators to retransmit the signal of television broadcast stations for an additional five years and grants an extension of their compulsory copyright license for the carriage of distant TV signals. Among other things, Congress granted DBS providers the right to seek market modifications based on factors similar to those used in the cable industry and cable operators the right to delete or reposition channels during sweeps. STELAR further broadened the FCC’s prohibition against joint retransmission negotiations by directing the FCC to prohibit joint retransmission negotiations by any stations in the same DMA not under common control.

Broadcast Spectrum

On March 16, 2010, the FCC delivered a “National Broadband Plan” to Congress. The National Broadband Plan, inter alia, made recommendations regarding the use of spectrum currently allocated to television broadcasters, including seeking the voluntary surrender of certain portions of the television broadcast spectrum and repacking the currently allocated spectrum to make portions of that spectrum available for other wireless communications services. In February 2012, Congress passed and the President signed legislation that, among other things, grants the FCC authority to conduct auctions of certain spectrum currently used by television broadcasters. These auctions would have two parts. First, the FCC would conduct a reverse auction by which a television broadcaster may volunteer, in return for payment, to relinquish its station’s spectrum by surrendering its license; relinquish part of its spectrum and thereafter share spectrum with another station; or modify a UHF channel license to a VHF channel license. Second, the FCC would conduct a forward auction of the relinquished auction to new users. The FCC must complete the reverse auction and the forward auction by September 30, 2022. To accommodate the spectrum reallocation to new users, the FCC may require that television stations that do not participate in the auction modify their transmission facilities. The legislation authorizes the FCC to reimburse stations for reasonable relocation costs up to a total across all stations of $1.75 billion. In addition, the legislation directs the FCC to use “reasonable efforts” to preserve a station’s coverage area and population served, and it prevents the FCC from requiring that a station involuntarily move from the UHF band to the VHF band or from the high VHF band to the low VHF band. If some or all of our television stations are required to change frequencies or reduce the amount of spectrum they use, our stations could incur substantial conversion costs, reduction or loss of over-the-air signal coverage or an inability to provide high definition programming and additional program streams, including mobile video services.

On April 27, 2012, the FCC issued a Report and Order modifying the FCC’s rules to establish a licensing framework to allow two or more broadcast stations to share a 6Mhz channel. On May 15, 2014, the FCC adopted a Report and Order (the “2014 Report”) establishing the framework for implementation of an incentive auction of broadcast television spectrum. Various groups have filed challenges to the 2014 Report at the FCC and in the United States Court of Appeals for the District of Columbia Circuit. We cannot predict the likelihood, timing or outcome of any Congressional or FCC regulatory action with respect to the implementation of the National Broadband Plan, incentive auctions, or repacking of broadcast television spectrum, nor the impact of any such changes upon our business.

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

Employees

As of February 15, 2015, we had 2,717 full-time employees and 220 part-time employees, of which 80 full-time and 7 part-time employees at three stations were represented by various unions. We consider our relations with our employees to be good.

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

Item 1A.  Risk Factors.

In addition to the other information contained in, incorporated by reference into or otherwise referred to in this report, you should consider carefully the following factors when evaluating our business. Any of these risks, or the occurrence of any of the events described in these risk factors, could materially adversely affect our business, financial condition or results of operations. In addition, other risks or uncertainties not presently known to us or that we currently do not deem material could arise, any of which could also materially adversely affect us. This report also contains and incorporates by reference forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in forward-looking statements as a result of certain factors, including the occurrence of one or more of the following risk factors.

We have substantial debt and have the ability to incur significant additional debt. The principal and interest payment obligations on such debt may restrict our future operations and impair our ability to meet our long-term obligations.

At December 31, 2014, we had approximately $1.2 billion in aggregate principal amount of outstanding indebtedness (excluding intercompany indebtedness). We have the ability to incur significant additional debt, including secured debt, under our senior credit facility (the “2014 Senior Credit Facility”). In addition, the terms of the indenture governing our outstanding 7½% Senior Notes due 2020 (the “2020 Notes”) (as supplemented, the “indenture”) also permit us to incur additional indebtedness, subject to our ability to meet certain borrowing conditions.

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

Our ability to service our significant financial obligations depends on our ability to generate significant cash flow. This is partially subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control. We cannot assure you that our business will generate cash flow from operations, that future borrowings will be available to us under the 2014 Senior Credit Facility or any other credit facilities, or that we will be able to complete any necessary financings, in amounts sufficient to enable us to fund our operations or pay our debts and other obligations, or to fund other liquidity needs. If we are not able to generate sufficient cash flow to service our obligations, we may need to refinance or restructure our debt, sell assets, reduce or delay capital investments, or seek to raise additional capital. Additional debt or equity financing may not be available in sufficient amounts, at times or on terms acceptable to us, or at all. Specifically, volatility in the capital markets may also impact our ability to obtain additional financing, or to refinance our existing debt, on terms or at times favorable to us. If we are unable to implement one or more of these alternatives, we may not be able to service our debt or other obligations, which could result in us being in default thereon, in which circumstances our lenders could cease making loans to us, and lenders or other holders of our debt could accelerate and declare due all outstanding obligations due under the respective agreements, which could have a material adverse effect on us.

The agreements governing our various debt obligations impose restrictions on our operations and limit our ability to undertake certain corporate actions.

The agreements governing our various debt obligations, including the indenture and the agreements governing the 2014 Senior Credit Facility, include covenants imposing significant restrictions on our operations. These restrictions may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise. These covenants place restrictions on our ability to, among other things:

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

The indenture and the 2014 Senior Credit Facility also require us to comply with a number of financial ratios and covenants; our failure to do so would result in a default thereunder, which would have a material adverse effect on us.

We are also required to comply with a number of financial covenants under the indenture and the 2014 Senior Credit Facility. Our ability to comply with these requirements may be affected by events affecting our business, but beyond our control, including prevailing general economic, financial and industry conditions. These covenants could have an adverse effect on us by limiting our ability to take advantage of financing, merger and acquisition or other corporate opportunities. The breach of any of these covenants or restrictions could result in a default under the indenture or the 2014 Senior Credit Facility.

Upon a default under any of our debt agreements, the lenders or debt holders thereunder could have the right to declare all amounts outstanding, together with accrued and unpaid interest, to be immediately due and payable, which could, in turn, trigger defaults under other debt obligations and could result in the termination of commitments of the lenders to make further extensions of credit under the 2014 Senior Credit Facility. If we were unable to repay our secured debt to our lenders, or were otherwise in default under any provision governing our outstanding secured debt obligations, our secured lenders could proceed against us and the subsidiary guarantors and against the collateral securing that debt. Any default resulting in an acceleration of outstanding indebtedness, a termination of commitments under our financing arrangements or lenders proceeding against the collateral securing such indebtedness would likely result in a material adverse effect on our business, financial condition and results of operations.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our annual debt service obligations to increase significantly.

Borrowings under the 2014 Senior Credit Facility are at variable rates of interest and expose us to interest rate risk. If the London Interbank Offered Rate (“LIBOR ”) were to exceed certain levels, our debt service obligations on our variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash available to service our obligations would decrease.

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

Our results are also subject to seasonal and cyclical fluctuations that we expect to continue. Seasonal fluctuations typically result in higher revenue and broadcast operating income in the second and fourth quarters than in the first and third quarters of each year. This seasonality is primarily attributable to (i) advertisers’ increased expenditures in the spring and in anticipation of holiday season spending and (ii) an increase in television viewership during this period. In addition, we typically experience fluctuations in our revenue and broadcast operating income between even and odd numbered years. In years in which there are impending elections for various state and national offices, which primarily occur in even-numbered years, political advertising revenue tends to increase, often significantly, and particularly during presidential election years. We consider political broadcast advertising revenue to be revenue earned from the sale to political candidates, political parties and special interest groups of advertisements broadcast by our stations. In even-numbered years, we derive a material portion of our broadcast advertising revenue from political broadcast advertisers. For the years ended December 31, 2014 and 2013, we derived approximately 16% and 1%, respectively, of our total revenue from political broadcast advertisers. If political broadcast advertising revenue declined, especially in an even-numbered year, our results of operations and financial condition could also be materially adversely affected. Also, our stations affiliated with the network broadcasting the Olympic Games typically experience increased viewership and revenue during that coverage, which also occurs in even-numbered years. As a result of the seasonality and cyclicality of our revenue and broadcast operating income, and the historically significant increase in our revenue and broadcast operating income during even-numbered years, potential investors are cautioned that it has been, and is expected to remain, difficult to engage in period-over-period comparisons of our revenue and results of operations.

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

We consider broadcast advertising revenue to be revenue earned from the sale of advertisements broadcast by our stations. Although no single customer represented more than 5% of our broadcast advertising revenue for the years ended December 31, 2014 or 2013, we derived a material portion of our non-political broadcast advertising revenue from advertisers in a limited number of industries, particularly the automotive industry. For the years ended December 31, 2014 and 2013, we derived approximately 21% and 25%, respectively, of our total broadcast advertising revenue from our advertisers in the automotive industry. Our results of operations and financial condition could be materially adversely affected if broadcast advertising revenue from the automotive, or certain other industries, such as the medical, restaurant, communications, or furniture and appliances, industries, declined.

In addition, in even-numbered years, we derive a material portion of our broadcast advertising revenue from political broadcast advertisers as described above. If political broadcast advertising revenue declined, especially in an even-numbered year, our results of operations and financial condition could also be materially adversely affected.

We seek to selectively evaluate growth opportunities through strategic acquisitions, and there are significant risks associated with an acquisition strategy.

We intend to continue to evaluate opportunities for growth through selective acquisitions of television stations or station groups. There can be no assurances that we will be able to identify any suitable acquisition candidates, and we cannot predict whether we will be successful in pursuing or completing any acquisitions, or what the consequences of not completing any acquisitions would be. Consummation of any proposed acquisition at any time may also be subject to various conditions such as compliance with FCC rules and policies. Consummation of acquisitions may also be subject to antitrust or other regulatory requirements.

An acquisition strategy involves numerous other risks, which includes risks associated with:

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

Our failure to identify suitable acquisition candidates, or to complete any acquisitions and integrate any acquired business, or to obtain the expected benefits therefrom, could materially adversely affect our business, financial condition and results of operations.

We may fail to realize any benefits and incur unanticipated losses related to any acquisition.

The success of our strategic acquisitions will depend, in part, on our ability to successfully combine the acquired business and assets with our business and our ability to successfully manage the assets so acquired. It is possible that the integration process could result in the loss of key employees, the disruption of ongoing business or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with clients, customers and employees or to achieve the anticipated benefits of the acquisition. Successful integration may also be hampered by any differences between the operations and corporate culture of the two organizations. Additionally, general market and economic conditions may inhibit our successful integration of any business. If we experience difficulties with the integration process, the anticipated benefits of the acquisition may not be realized fully, or at all, or may take longer to realize than expected. Finally, any cost savings that are realized may be offset by losses in revenues from the acquired business, any assets or operations disposed of in connection therewith or otherwise, or charges to earnings in connection with such acquisitions.

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

We are highly dependent upon our network affiliations, and our business and results of operations may be materially affected if a network (i) terminates its affiliation with us, (ii) significantly changes the economic terms and conditions of any future affiliation agreements with us or (iii) significantly changes the type, quality or quantity of programming provided to us under an affiliation agreement.

Our business depends in large part on the success of our network affiliations. Each of our stations is affiliated with at least one of the four major broadcast networks pursuant to a separate affiliation agreement. Each affiliation agreement provides the affiliated station with the right to broadcast all programs transmitted by the affiliated network during the term of the related agreement. Our affiliation agreements generally expire at various dates through August 31, 2019.

If we cannot enter into affiliation agreements to replace any agreements in advance of their expiration, we would no longer be able to carry the affiliated network’s programming. This loss of programming would require us to seek to obtain replacement programming. Such replacement programming may involve higher costs and may not be as attractive to our target audiences, thereby reducing our ability to generate advertising revenue. Furthermore, our concentration of CBS and/or NBC affiliates makes us particularly sensitive to adverse changes in our business relationship with, and the general success of, CBS and/or NBC.

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

We are also dependent, in significant part, on our retransmission consent agreements. Our current retransmission consent agreements expire at various times over the next several years, and no significant retransmission consent agreement expires prior to December 31, 2015. No assurances can be provided that we will be able to renegotiate all of such agreements on favorable terms, on a timely basis, or at all. The failure to renegotiate such agreements could have a material adverse effect on our business and results of operations.

Our ability to successfully negotiate future retransmission consent agreements may be hindered by potential legislative or regulatory charges to the framework under which these agreements are negotiated.

For example, on March 31, 2014, the FCC amended its rules governing “good faith” retransmission consent negotiations to provide that it is a per se violation of the statutory duty to negotiate in good faith for a television broadcast station that is ranked among the top-four stations in a market (as measured by audience share) to negotiate retransmission consent jointly with another top-four station in the same market if the stations are not commonly owned. Under the new rules, top-four stations may not (i) delegate authority to negotiate or approve a retransmission consent agreement to another non-commonly owned top-four station located in the same DMA or to a third party that negotiates on behalf of another non-commonly owned top-four television station in the same DMA; or (ii) facilitate or agree to facilitate coordinated negotiation of retransmission consent terms between themselves, including through the sharing of information. We currently are not a party to any agreements that delegate our authority to negotiate retransmission consent for any of our television stations or grant us authority to negotiate retransmission consent for any other television station. Nevertheless, we cannot predict how this restriction might impact future opportunities.

As part of its decision, the FCC also sought comment on whether it should modify or eliminate the network non-duplication and syndicated exclusivity rules. We cannot predict the outcome of this proceeding. If, however, the FCC eliminates or relaxes its rules enforcing our program exclusivity rights, it could affect our ability to negotiate future retransmission consent agreements, and it could harm our ratings and advertising revenue if cable and satellite operators import duplicative programming.

In addition, certain online video distributors (“OVDs”) have explored streaming broadcast programming over the Internet without approval from or payments to the broadcaster. To date, federal courts have issued preliminary injunctions enjoining these OVDs from streaming broadcast programming because the courts have concluded that OVD are unlikely to demonstrate that they are eligible for the statutory copyright license that provides cable operators with the requisite copyrights to retransmit broadcast programming. We cannot predict whether the courts will continue to issue similar injunctions against future OVDs. Separately, on December 19, 2014, the FCC issued an NPRM proposing to classify certain OVDs as MVPDs for purposes of certain FCC carriage rules. If the FCC adopts its proposal, OVDs would need to negotiate for consent from broadcasters before they retransmit broadcast signals. We cannot predict whether the FCC will adopt its proposal or other modified rules that might weaken our rights to negotiate with OVDs.

Congress also continues to consider various changes to the statutory scheme governing retransmission of broadcast programming. Some of the proposed bills would make it more difficult to negotiate retransmission consent agreements with large MVPDs and would weaken our leverage to seek market-based compensation for our programming. We cannot predict whether any of these proposals will become law, and, if any do, we cannot determine the effect that any statutory changes would have on our business.

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

We have underfunded obligations under our defined benefit pension plans. The funded status of our pension plans is dependent upon many factors, including returns on invested assets, the level of certain market interest rates and the discount rate used to determine pension obligations. Unfavorable returns on the plan assets or unfavorable changes in applicable laws or regulations may materially change the timing and amount of required plan funding, which could reduce the cash available for our business. In addition, any future decreases in the discount rate used to determine pension obligations could result in an increase in the valuation of pension obligations, which could affect the reported funding status of our pension plans and future contributions, as well as the periodic pension cost in subsequent fiscal years.

We do not currently pay cash dividends on either class of our common stock. To the extent a potential investor ascribes value to a dividend paying stock, the value of our stock may be correspondingly reduced.

Our Board of Directors has not declared a cash or stock dividend on our common stock or Class A common stock since 2008. The timing and amount of any future dividend is at the discretion of our board of directors, and they may be subject to limitations or restrictions in the 2014 Senior Credit Facility and other financing agreements we may be, or become, party to. We can provide no assurance when or if any future dividends will be declared on either class of common stock.

As a result, if and to the extent an investor ascribes value to a dividend-paying stock, the value of our common stock and Class A common stock may be correspondingly reduced.

We may be unable to maintain or increase our internet advertising revenue, which could have a material adverse effect on our business and operating results.

We generate a portion of our advertising revenue from the sale of advertisements on our internet sites. Our ability to maintain and increase this advertising revenue is largely dependent upon the number of users actively visiting our internet sites. As a result we must increase user engagement with our internet sites in order to increase our advertising revenue. Because internet advertising techniques are evolving, if our technology and advertisement serving techniques do not evolve to meet the changing needs of advertisers, our advertising revenue could also decline. Changes in our business model, advertising inventory or initiatives could also cause a decrease in our internet advertising revenue.

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

As of December 31, 2014, the book value of our broadcast licenses was $1.0 billion and the book value of our goodwill was $374.4 million, in comparison to total assets of $1.9 billion. Not less than annually, and more frequently if necessary, we are required to evaluate our goodwill and broadcast licenses to determine if the estimated fair value of these intangible assets is less than book value. If the estimated fair value of these intangible assets is less than book value, we will be required to record a non-cash expense to write-down the book value of the intangible asset to the estimated fair value. We cannot make any assurances that any required impairment charges will not have a material adverse effect on our total assets.

Cybersecurity risks could affect our operating effectiveness.

We use computers in substantially all aspects of our business operations. Our revenues are increasingly dependent on digital products. Such use exposes us to potential cyber incidents resulting from deliberate attacks or unintentional events. These incidents can include, but are not limited to, unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, data corruption or operational disruption. The results of these incidents could include, but are not limited to, business interruption, disclosure of nonpublic information, decreased advertising revenues, misstated financial data, liability for stolen assets or information, increased cybersecurity protection costs, litigation, financial consequences and reputational damage adversely affecting customer or investor confidence, any or all of which could adversely affect our business. We have systems and processes in place to protect against risks associated with cyber incidents however, depending on the nature of an incident, these protections may not be fully sufficient.

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

Over the past several years, the FCC has increased its enforcement efforts regarding broadcast indecency and profanity and the statutory maximum fine for broadcasting indecent material is currently $350,000 per incident. In June 2012, the Supreme Court decided a challenge to the FCC’s indecency enforcement without resolving the scope of the FCC’s ability to regulate broadcast content. The FCC has not yet issued any further decisions concerning its indecency enforcement authority, and the courts remain free to review the FCC’s current policy or any modifications thereto. The outcomes of these proceedings could affect future FCC policies in this area, and we are unable to predict the outcome of any such judicial proceeding, which could have a material adverse effect on our business.

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

In 2010, the FCC delivered to Congress a “National Broadband Plan.” The National Broadband Plan, among other things, made recommendations regarding the use of spectrum currently allocated to television broadcasters, including seeking the voluntary surrender of certain portions of the television broadcast spectrum and repacking the currently allocated spectrum to make portions of that spectrum available for other wireless communications services.

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

On April 27, 2012, the FCC issued a Report and Order modifying the FCC’s rules to establish a licensing framework to allow two or more broadcast stations to share a 6Mhz channel. On May 15, 2014, the FCC adopted the 2014 Report that established the framework for implementation of an incentive auction of broadcast television spectrum. Various groups challenged the rules adopted in the 2014 Order at the FCC and US Court of Appeals for the DC Circuit. The FCC continues to develop and seek public comment on final auction policies and procedures. We cannot predict the likelihood, timing or outcome of any Congressional, FCC regulatory, or Court action with respect to the implementation of the National Broadband Plan, incentive auctions, or repacking of broadcast television spectrum, nor the impact of any such changes upon our business.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.   Properties.

We lease our principal executive offices in a building located at 4370 Peachtree Road, NE, Atlanta, Georgia, 30319. We also lease various other offices that support our operations. See “Business – Markets and Stations” elsewhere in this Annual Report for a complete listing of our television stations and their locations.

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

Item 4.   Mine Safety Disclosures.

Not applicable.

Executive Officers of the Registrant.

Set forth below is certain information with respect to our executive officers as of February 24, 2015:

Hilton H. Howell, Jr., age 52, has been our Chief Executive Officer since August 2008 and has also served as our President since June 2013 and Vice-Chairman since September 2002. Before that, he had been our Executive Vice President since September 2000. He has served as one of our directors since 1993. He is a member of the Executive Committee of our Board. He has served as President and Chief Executive Officer of Atlantic American Corporation, an insurance holding company, since 1995, and as Chairman of that company since February 24, 2009. He has been Executive Vice President and General Counsel of Delta Life Insurance Company and Delta Fire and Casualty Insurance Company since 1991. He has served as Vice Chairman of Bankers Fidelity Life Insurance Company since 1992 and Vice Chairman of Georgia Casualty & Surety Company from 1992 through 2008. He served as Chairman of the Board of Southern Community Newspapers, Inc. (then known as Triple Crown Media) (“SCN”), from December 2005 until December 2009. Mr. Howell also serves as a director of Atlantic American Corporation and its subsidiaries American Southern Insurance Company, American Safety Insurance Company and Bankers Fidelity Life Insurance Company, as well as Delta Life Insurance Company and Delta Fire and Casualty Insurance Company. He is the son-in-law of Mrs. Harriett J. Robinson and the husband of Mrs. Robin R. Howell, both members of our Board of Directors.

James C. Ryan, age 54, has served as our Chief Financial Officer since October 1998 and Senior Vice President since September 2002. Before that, he had been our Vice President since October 1998.

Kevin P. Latek, age 44, has served as our Senior Vice President, Business Affairs, since July 2013. Before that, he had been our Vice President for Law and Development since March 2012. Prior to joining us, Mr. Latek represented television and radio broadcasters as well as financial institutions in FCC regulatory and transactional matters with the law firm of Dow Lohnes, PLLC, in Washington, DC. He is a member of the CBS Affiliates Board, the American Bar Association and the Federal Communications Bar Association.

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

	Common Stock		Class A Common Stock
	High	Low	High	Low

2014:
First Quarter	$14.68	$9.29	$12.56	$7.60
Second Quarter	13.13	9.34	10.80	7.90
Third Quarter	13.75	7.88	11.01	6.21
Fourth Quarter	11.51	7.26	9.16	5.79

2013:
First Quarter	$4.98	$2.25	$4.52	$1.82
Second Quarter	7.49	4.37	7.45	4.06
Third Quarter	9.46	6.01	9.06	6.04
Fourth Quarter	15.17	6.88	13.09	6.14

As of February 24, 2015, we had 52,617,226 outstanding shares of common stock held by approximately 4,448 stockholders and 6,185,819 outstanding shares of Class A common stock held by approximately 376 stockholders. The number of stockholders consists of stockholders of record and individual participants in security position listings as furnished to us pursuant to Rule 17Ad-8 under the Securities Exchange Act of 1934 (the “Exchange Act”).

Our articles of incorporation provide that each share of common stock is entitled to one vote, and each share of Class A common stock is entitled to 10 votes, on each matter submitted to a vote of stockholders. Our articles of incorporation require that our common stock and our Class A common stock receive dividends on a pari passu basis when declared.

We have not paid dividends on either class of our common stock since October 15, 2008. The 2014 Senior Credit Facility contains covenants that restrict our ability to pay cash dividends on our capital stock.

In addition, the declaration and payment of any dividends on our common stock or Class A common stock are subject to the discretion of our Board of Directors. Any future payments of dividends will depend on our earnings and financial position and such other factors as our Board of Directors deems relevant. See Note 3 “Long-term Debt” of our audited consolidated financial statements included elsewhere herein for a further discussion of restrictions on our ability to pay dividends.

Stock Performance Graph

The following stock performance graphs and related disclosures do not constitute soliciting material and should not be deemed filed or incorporated by reference into any other filing by us under the Securities Act of 1933 or the Exchange Act, except to the extent we specifically incorporate them by reference therein.

The following graphs compare the cumulative total return of the common stock and the Class A common stock from December 31, 2009 to December 31, 2014, as compared to the stock market total return indexes for (i) The New York Stock Exchange Market Index and (ii) The New York Stock Exchange Television Broadcasting Stations Index (the “TV Broadcasting Stations Index”).

The graphs assume the investment of $100 in each of our common stock and the Class A common stock, respectively, the New York Stock Exchange Market Index and the TV Broadcasting Stations Index on December 31, 2009. Any dividends are assumed to have been reinvested as paid.

	As of
Company/Index/Market	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
Gray Television Common Stock	$100	$125	$108	$147	$992	$747
NYSE Market Index	$100	$113	$109	$126	$160	$170
TV Broadcasting Stations Index	$100	$120	$130	$177	$283	$328

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Gray Television Inc. Class A, the NYSE Composite Index, and TV Broadcasting Stations

$1,000
$900
$800
$700
$600
$500
$400
$300
$200
$100
$0
12/09
12/10
12/11
12/12
12/13
12/14
Gray Television Inc. Class A
NYSE Composite
TV Broadcasting Stations

*$100 invested on 12/31/09 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	As of
Company/Index/Market	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
Gray Television Class A Stock	$100	$118	$90	$116	$861	$610
NYSE Market Index	$100	$113	$109	$126	$160	$170
TV Broadcasting Stations Index	$100	$120	$130	$177	$283	$328

 Item 6.   Selected Financial Data.

Certain selected historical consolidated financial data is set forth below. This information with respect to the years ended December 31, 2014, 2013 and 2012, and as of December 31, 2014 and 2013 should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and related notes thereto included elsewhere herein.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except net income per share data)
Statements of Operations Data (1):
Revenue (less agency commissions)	$508,134	$346,298	$404,831	$307,131	$346,058
Operating income	153,773	83,880	153,441	75,348	106,960
Loss from early extinguishment of debt (2)	(5,086)	-	(46,683)	-	(349)
Net income	48,061	18,288	28,129	9,035	23,163
Net income attributable to common stockholders	48,061	18,288	24,034	1,795	8,581
Net income attributable to common stockholders per common share:
Basic	0.83	0.32	0.42	0.03	0.16
Diluted	0.82	0.32	0.42	0.03	0.16

Balance Sheet Data (at end of period):
Total assets	$1,871,580	$1,334,424	$1,249,788	$1,233,980	$1,242,293
Long-term debt (including current portion)	1,236,401	842,874	832,867	832,233	826,704
Redeemable preferred stock (3)	-	-	-	24,841	37,181
Total stockholders’ equity	216,192	174,010	143,935	122,953	129,407

(1)	Our operating results fluctuate significantly between years, in accordance with, among other things, increased political advertising expenditures in even-numbered years.

(2)

In 2014, we recorded a loss on early extinguishment of debt related to: (i) the amendment and restatement of our senior credit facility and (ii) the write off of unamortized deferred financing costs upon the extinguishment of debt of Excalibur, which we had treated as a VIE in accordance with GAAP, and the termination of our guarantee of such debt. In 2012, we recorded a loss on early extinguishment of debt related to: (i) the amendment and restatement of our senior credit facility and (ii) the redemption of our then-outstanding 10½% senior secured second lien notes due 2015. In 2010, we recorded a loss on early extinguishment of debt related to amendments to our then existing senior credit facility.

(3)

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

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Overview

Introduction

The following discussion and analysis of the financial condition and results of operations of Gray Television, Inc. and its consoldiated subsidiaries (except as the context othewise provides, “Gray,” the “Company,” “we,” “us” or “our”) should be read in conjunction with our audited consolidated financial statements and notes thereto included elsewhere herein. For the period from October 31, 2013 through December 15, 2014, Gray’s consolidated financial condition and results of operations included the accounts of Excalibur Broadcasting, LLC (collectively with its subsidiaries, “Excalibur”), a variable interest entity that Gray was required to consolidate under generally accepted accounting principles. Included in Gray’s results of operations for the year ended December 31, 2014 and 2013 is revenue of $2.1 million and $0.4 million of Excalibur, respectively. For additional information about Excalibur, including the assets and liabilities thereof included in Gray’s consolidated balance sheet as of December 31, 2013, see Note 1 “Description of Business and Summary of Significant Accounting Policies” in the accompanying notes to our audited consolidated financial statements included elsewhere herein.

Business Overview

We are a television broadcast company headquartered in Atlanta, Georgia, that owns and operates television stations and leading digital assets in markets throughout the United States. As of February 1, 2015, we owned and operated television stations in 44 television markets broadcasting a total of 140 programming streams, including 26 affiliates of the CBS Network (“CBS”), 24 affiliates of the NBC Network (“NBC”), 16 affiliates of the ABC Network (“ABC”) and ten affiliates of the FOX Network (“FOX”).

Within a market, we broadcast secondary digital channels that are in addition to our primary broadcast channels. Our secondary broadcast channels are generally affiliated with networks different from those affiliated with our primary broadcast channels, and are operated by us to make better use of our broadcast spectrum by providing supplemental and/or alternative programming to our primary channels. Certain of our secondary channels are affiliated with more than one network simultaneously. In addition to affiliations with ABC, CBS and FOX, our secondary channels are affiliated with the following networks: the CW Network or the CW Plus Network (collectively, “CW”), MyNetworkTV, the MeTV Network, This TV Network, Antenna TV, Telemudo, Heros and Icons, and MOVIES! Network. We also broadcast ten local news/weather channels in certain of our existing markets. Our combined TV station group reaches approximately 8.0% of total United States television households.

As of February 1, 2015, we have the #1 ranking in overall audience in 31 of the 44 markets in which we own stations and we have the #1 ranking in local news audience in 28 of our markets. In addition, we have the #1 and #2 ranking in both overall audience and news audience in 41 of those 44 markets. For further information please refer to our Markets and Stations table in Item 1.

Recent Acquisitions

During 2014, we completed a number of acquisitions described in detail in Note 2 “Acquisitions” of our audited consolidated financial statements as of and for the year ended December 31, 2014, including the following: the KNDX Acquisition, the KEVN Acquisition, the WQCW Acquisition, the Hoak Acquisition, the SJL Acquisition, the Parker Acquisition and the Helena Acquisition (collectively, the “2014 Acquisitions”). Furthermore, in November 2013 we began providing services to one new full-power and associated low-power stations (“KJCT-TV”), and we acquired the programming streams of all of those stations in December 2014. In addition, on November 1, 2013 we acquired five stations in three new markets (the “Yellowstone Acquisition”). The stations acquired in the 2014 Acquisitions, KJCT-TV and the Yellowstone Acquisition are collectively referred to as the “Acquired Stations.”

Revenues, Operations, Cyclicality, Seasonality and Financing

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

Most advertising contracts are short-term, and generally run only for a few weeks. Approximately 65% of the net revenues of our television stations for the year ended December 31, 2014 were generated from local advertising (including political advertising revenues), which is sold primarily by a station’s sales staff directly to local accounts, and the remainder was represented primarily by national advertising, which is sold by a station’s national advertising sales representative. The stations generally pay commissions to advertising agencies on local, regional and national advertising and the stations also pay commissions to the national sales representative on national advertising, including certain political advertising.

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

Our total revenue for 2014 increased from 2013. This increase was expected due primarily to a substantial increase in the number of national, state and local elections in the “on year” of the two-year political advertising cycle and therefore political advertising revenue, as well as the impact from our Acquired Stations. Our retransmission consent revenue increased in 2014 compared to 2013 due to improved terms of our retransmission consent contracts, as well as the impact from our Acquired Stations. Our 2014 local and internet advertising revenue increased over 2013 amounts due primarily to our Acquired Stations and improvement in the economy in 2014 as compared to 2013. Local and national advertising revenue benefited from the broadcast of the 2014 Winter Olympic Games on our then 14 NBC affiliated stations. Local and national advertising revenue included revenue from the broadcast of the 2014 Super Bowl on our then five FOX channels, which earned us approximately $0.2 million, a decrease of approximately $0.9 million compared to the broadcast of the 2013 Super Bowl on our then 20 CBS channels that earned us approximately $1.1 million. In 2013, we recorded certain incentive consulting revenue under a consulting agreement that expired on December 31, 2012, although we received no consulting revenue in 2014.

Automotive advertisers have traditionally accounted for a significant portion of our revenue. For the years ended December 31, 2014 and 2013, we derived approximately 21% and 25%, respectively, of our total broadcast advertising revenue from customers in the automotive industry. Strong demand for our advertising inventory from political advertisers required significant use of available inventory, which in turn lowered our advertising revenue from our non-political advertising revenue categories in the even numbered “on-year” of the two year political advertising cycle. We expect these temporary declines to reverse themselves in odd numbered “off-year” of the two year political advertising cycle.

While our revenues have experienced a gradual improvement as a result of improvements in general economic conditions in recent years, revenue remains under pressure from the internet as a competitor for advertising spending. We continue to enhance and market our internet websites in an effort to generate additional revenue. Our aggregate internet revenue is derived from two sources. The first is advertising or sponsorship opportunities directly on our websites, referred to as “direct internet revenue.” The other source is television advertising time purchased by our clients to directly promote their involvement in our websites, referred to as “internet-related commercial time sales.”

We continue to monitor our operating expenses and reduce them where possible. Our total operating expenses for the years ended December 31, 2014 increased over 2013 amounts primarily due to the addition of the Acquired Stations, as well as to increases in salaries, transaction expenses, non-cash compensation, severance, healthcare expense, pension expense and payroll taxes, as well as increases in third party sales representation expenses resulting from increased political advertising revenue.

On June 13, 2014, we entered into an amendment and restatement of our senior credit facility in the form of a new agreement (the “2014 Senior Credit Facility”) and on September 15, 2014 we further amended that agreement. We borrowed a total of $625.0 million under the 2014 Senior Credit Facility to repay amounts outstanding under our prior senior credit facility (the “2012 Senior Credit facility”) and to finance the Hoak Acquisition and the SJL Acquisition. During the year ended December 31, 2013, we completed the offer and sale of an additional $375.0 million aggregate principal amount of our 7 ½% Senior Notes due 2020, and used those proceeds to repay a portion of the principal outstanding under the 2012 Senior Credit Facility.

Please see our “Results of Operations” and “Liquidity and Capital Resources” sections below for further discussion of our operating results and refinancing activities.

Revenue

Set forth below are the principal types of revenue, less agency commissions, earned by us for the periods indicated and the percentage contribution of each to our total revenue (dollars in thousands):

	Year Ended December 31,
	2014		2013		2012
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Revenue:
Local	$245,768	48.4%	$203,061	58.6%	$191,330	47.3%
National	64,958	12.8%	58,298	16.8%	56,779	14.0%
Internet	28,245	5.6%	25,427	7.3%	25,000	6.2%
Political	81,975	16.1%	4,598	1.3%	85,973	21.2%
Retransmission consent	74,894	14.7%	39,750	11.5%	33,774	8.3%
Other	12,294	2.4%	8,021	2.3%	9,530	2.4%
Consulting	-	0.0%	7,143	2.2%	2,445	0.6%
Total	$508,134	100.0%	$346,298	100.0%	$404,831	100.0%

Risk Factors

The broadcast television industry is reliant primarily on advertising revenue and faces significant competition. For a discussion of certain other presently known, significant factors that may affect our business, see “Item 1A. Risk Factors” included herein.

Results of Operations

Year Ended December 31, 2014 (“2014”) Compared to Year Ended December 31, 2013 (“2013”)

Revenue

Total revenue increased $161.8 million, or 47%, to $508.1 million for 2014 compared to 2013. Local advertising revenue increased approximately $42.7 million, or 21%, to $245.8 million. National advertising revenue increased approximately $6.7 million, or 11%, to $65.0 million. The Acquired Stations accounted for approximately $88.2 million and $2.9 million of our total revenue in 2014 and 2013, respectively. Local and national advertising revenue included the broadcast of the 2014 Super Bowl on our then five FOX channels, from which we earned approximately $0.2 million, a decrease of approximately $0.9 million compared to the broadcast of the 2013 Super Bowl on our then 20 CBS channels from which we earned approximately $1.1 million. Local and national advertising revenue benefited from the broadcast of the 2014 Winter Olympic Games on our then 14 NBC affiliated stations. Retransmission consent revenue increased $35.1 million, or 88%, to $74.9 million in 2014 compared to 2013 primarily due to increased subscriber rates. Political advertising revenue increased $77.4 million, or 1683%, to $82.0 million, reflecting increased advertising from political candidates and special interest groups during the “on year” of the two-year political advertising cycle. Other revenue increased $4.3 million, or 53%, to $12.3 million in 2014 compared to 2013. We did not recognize any consulting revenue in 2014.

 Strong demand for our advertising inventory from political advertisers required significant use of available inventory, which in turn lowered our advertising revenue from our non-political advertising revenue categories in the even numbered “on-year” of the two year political advertising cycle. We expect these temporary declines to reverse themselves in odd numbered “off-year” of the two year political advertising cycle. Excluding revenue attributable to the Acquired Stations and political advertisers, our five largest advertising categories on a combined local and national basis by customer type demonstrated the following changes during 2014 compared to 2013: automotive increased 2%; medical increased 1%; restaurant decreased 7%; communications decreased 11%; and furniture and appliances decreased 11%.

Broadcast expenses

Broadcast expenses (before depreciation, amortization and loss on disposal of assets) increased $68.6 million, or 32%, to $286.0 million for 2014 compared to 2013 due primarily to an increase in compensation expense of $28.1 million and an increase in non-compensation expense of $37.7 million. The Acquired Stations accounted for approximately $47.7 million and $1.6 million of our total broadcast expense in 2014 and 2013, respectively.

Compensation expense increased primarily due to an increase in salaries that resulted primarily from a non-recurring non-cash charge of $3.9 million due to a change in our paid time off employee benefit policy. Salary expense increased $24.8 million resulting primarily from the addition of personnel at the Acquired Stations. Healthcare costs increased $2.1 million reflecting increased claim activity and the addition of personnel at the Acquired Stations. Non-cash stock-based compensation increased $1.5 million, due to a restricted stock grant in 2014. Pension expense decreased $2.5 million.

Non-compensation expense increased primarily due to increases in network affiliation fees of $12.0 million reflecting, in part, increased fees payable to the ABC network under our affiliation agreements that renewed effective January 1, 2014. National sales representation fees increased $4.4 million due to commissions paid on increased revenue. In addition, programming costs, software license fees, other professional fees, consulting fees, utilities, news service expense, repairs and maintenance, bad debt expense, rent, insurance and property taxes also increased as a result of the inclusion of the Acquired Stations.

Corporate and administrative expenses

Corporate and administrative expenses (before depreciation, amortization and loss on disposal of assets) increased $9.4 million, or 47%, to $29.2 million for 2014 compared to 2013. The increase was due primarily to increases in compensation expense of $3.4 million and non-compensation expense of $6.0 million. Compensation expense increased primarily due to increases in non-cash stock-based compensation, incentive compensation and routine increases in salary expense. Non-compensation expense increased primarily due to increases of $5.3 million in legal and other professional fees associated with our acquisitions.

Depreciation

Depreciation of property and equipment totaled $30.2 million and $24.1 million for 2014 and 2013, respectively. Depreciation expense increased in 2014 compared to 2013 due to purchases of property and equipment at our existing stations and additional property and equipment at the Acquired Stations.

Amortization of intangible assets

Amortization of intangible assets totaled $8.3 million and $0.3 million for 2014 and 2013, respectively. Amortization expense increased in 2014 compared to 2013 due to the amortization expense associated with the acquisition of definite-lived intangible assets of the Acquired Stations.

Interest expense

Interest expense increased $16.5 million, or 31%, to $68.9 million for 2014 compared to 2013. Interest expense increased due to an increase in our average principal outstanding. Our average debt balance was $1.1 billion and $835.7 million during the 2014 and 2013, respectively. Our average debt balance increased as a result of increased borrowings used to finance, in part, the acquisition of certain of the Acquired Stations. The average interest rates on our total debt balances remained relatively stable at 6.2% and 6.0% for 2014 and 2013, respectively.

Loss from early extinguishment of debt

In connection with entering into the 2014 Senior Credit Facility, we incurred loan issuance costs of approximately $7.1 million, including bank fees and other professional fees. This amendment and restatement was determined to be a significant modification and, as a result, we recorded a related loss from early extinguishment of debt of $4.9 million in 2014. Also, on December 15, 2014 we exercised an option to acquire the assets of Excalibur, which at that time was treated as a VIE. In connection with this transaction, Excalibur repaid the outstanding balance of their debt and as a result the unamortized portion of their deferred loan costs was written off as a loss from early extinguishment of debt of $0.2 million.

Income tax expense

Our effective income tax rate decreased to 39.8% for 2014 from 41.8% for 2013. Our effective income tax rates differed from the statutory rate due to the following items:

	Year Ended December 31,
	2014	2013
Statutory federal income tax rate	35.0%	35.0%
Current year permanent items	1.1%	2.1%
State and local taxes, net of federal taxes	5.1%	4.6%
Change in valuation allowance	(0.9)%	(1.3)%
Reserve for uncertain tax positions	(0.2)%	(0.4)%
Other items, net	(0.3)%	1.8%
Effective income tax rate	39.8%	41.8%

Year Ended December 31, 2013 (“2013”) Compared to Year Ended December 31, 2012 (“2012”)

Revenue

Total revenue decreased $58.5 million, or 14%, to $346.3 million for 2013 compared to 2012. Local advertising revenue increased approximately $11.7 million, or 6%, to $203.1 million. National advertising revenue increased approximately $1.5 million, or 3%, to $58.3 million. Local and national advertising revenue for 2013 was positively influenced by the broadcast of the 2013 Super Bowl on our then 20 CBS channels, earning us approximately $1.1 million, an increase of approximately $0.3 million compared to the broadcast of the 2012 Super Bowl on our then 10 NBC channels that earned us approximately $0.8 million. Local and national advertising revenue in 2012 included benefits from advertising during the 2012 Olympic Games. Our local and national advertising revenue benefited significantly from increased sales to our customers in the automotive and legal industries. Retransmission consent revenue increased $6.0 million, or 18%, to $39.8 million in 2013 compared to 2012 primarily due to increased rates. Political advertising revenue decreased $81.4 million, or 95%, to $4.6 million, reflecting decreased advertising from political candidates and special interest groups during the “off year” of the two-year political advertising cycle. Other revenue decreased $1.5 million, or 16%, to $8.0 million in 2013 compared to 2012 due primarily to the receipt of certain copyright royalty payments in 2012.

During 2013, we recognized a one-time payment of $7.1 million as incentive consulting revenue associated with a now-expired consulting agreement for services rendered prior to the expiration thereof. We did not recognize any further revenue from this agreement.

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

Non-compensation expense decreased primarily due to decreases in national sales commissions, legal expense and repairs and maintenance expense offset, in part, by increased programming costs, software license fees, data circuit fees and bad debt expense. National sales commission expense decreased primarily due to decreased political advertising revenue. We pay a percentage of certain national advertising revenue to third parties as a commission. As this revenue increases or decreases so does our national sales commission expense. Legal fees decreased due to lower levels of litigation at certain of our stations. Programming costs increased primarily due to an increase in affiliation fees charged by certain networks. Consulting fees increased due to the increased use of consultants as well as increased market research. Software license fees and data circuit expenses increased primarily due to additional products offered for the internet and mobile devices. Bad debt expense decreased as the quality of our accounts receivable balance improved.

Corporate and administrative expenses

Corporate and administrative expenses (before depreciation, amortization and loss (gain) on disposal of assets) increased $3.9 million, or 24%, to $19.8 million for 2013 compared to 2012. The increase was due primarily to increases in compensation expense of $2.2 million and non-compensation expense of $1.7 million. Compensation expense increased primarily due to an increase in stock-based compensation expense and severance expense resulting from the resignation of a former employee in 2013. Compensation also increased due to routine increases in salaries and increases in bonuses and incentive compensation. We recorded non-cash stock-based compensation expense during 2013 and 2012 of $2.0 million and $0.9 million, respectively. Non-compensation expense increased primarily due to the incurrence of transaction expenses of approximately $1.0 million in 2013 related to completed and then pending acquisitions.

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

Loss from early extinguishment of debt

In 2012, we amended the 2012 Senior Credit Facility and repurchased our then-outstanding 2015 Notes. As a result, we incurred costs of approximately $48.5 million, including tender offer premiums, bank fees and legal fees. In connection with these transactions, we incurred a loss on early extinguishment of debt of $46.7 million for 2012. We did not incur any losses from early extinguishment of debt in 2013.

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

Liquidity and Capital Resources

General

The following tables present data that we believe is helpful in evaluating our liquidity and capital resources (dollars in thousands):

	Year Ended December 31,
	2014	2013
Net cash provided by operating activities	$134,219	$60,239
Net cash used in investing activities	(501,892)	(60,527)
Net cash provided by financing activities	384,964	2,699
Net increase in cash	$17,291	$2,411

	December 31,
	2014	2013
Cash	$30,769	$13,478
Long-term debt including current portion	$1,236,401	$842,874
Borrowing availability under senior credit facility	$50,000	$30,000

2014 Senior Credit Facility

Gray entered into the 2014 Senior Credit Facility on June 13, 2014 (the “Closing Date”).

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

2014 Term Loan borrowings bear interest, at our option, at either the Base Rate (as defined below) plus 1.75% to 2.0% or the London Interbank Offered Rate (“LIBOR”) plus 2.75% to 3.0%, subject to a LIBOR floor of 0.75%, in each case based on a first lien leverage ratio test as set forth in the 2014 Senior Credit Facility (the “First Lien Ratio Test”). The 2014 Term Loan also required us to make quarterly principal repayments equal to 0.25% of the outstanding principal amount of the 2014 Term Loan beginning September 30, 2014. However, in December 2014, we made voluntary principal pre-payments totaling $67.0 million on the outstanding balance of the 2014 Term Loan and as a result we are not required to make any additional principal payments until the 2014 Term Loan matures on June 13, 2021.

Borrowings under the 2014 Revolving Credit Facility bear interest, at our option, based on the Base Rate plus 1.0% to 1.5% or LIBOR plus 2.0% to 2.5%, in each case based on a first lien ratio test. Base Rate is defined as the greatest of (i) the administrative agent’s prime rate, (ii) the overnight federal funds rate plus 0.50% and (iii) one-month LIBOR plus 1.0%. We are required to pay a commitment fee on the average daily unused portion of the 2014 Revolving Credit Facility, which rate ranges from 0.375% to 0.50% on an annual basis, based on a first lien ratio test.

The 2014 Revolving Credit Facility matures on June 13, 2019 and the 2014 Term Loan matures on June 13, 2021.

Excluding accrued interest, the amount outstanding under our 2014 Senior Credit Facility as of December 31, 2014 consisted solely of a 2014 Term Loan balance of $556.4 million. As of December 31, 2014, the interest rate on the balance outstanding under the 2014 Senior Credit Facility was 3.8%. Our maximum borrowing availability is limited under the 2014 Senior Credit Facility by our required compliance with certain restrictive covenants, including a first lien net leverage ratio covenant. As of December 31, 2014, our borrowing availability under the 2014 Revolving Credit Facility was $50.0 million. Also as of December 31, 2014, we had a deferred loan cost balance, net of accumulated amortization, of $7.4 million related to the 2014 Senior Credit Facility.

Prior to the entry into the 2014 Senior Credit Facility, the 2012 Senior Credit Facility consisted of a revolving loan (the “2012 Revolving Credit Facility”) and a term loan (the “2012 Term Loan”). Excluding accrued interest, the amount outstanding under our 2012 Senior Credit Facility as of December 31, 2013 consisted solely of a 2012 Term Loan balance of $159.0 million. As of December 31, 2013, the interest rate on the balance outstanding under the 2012 Senior Credit Facility was 4.8%.

7½% Senior Notes due 2020 (the “2020 Notes”)

As of December 31, 2014 and December 31, 2013, we had $675.0 million of our 2020 Notes outstanding; the coupon interest rate and the yield on the 2020 Notes was 7.5% and 7.3%, respectively, on each date, and we had a deferred loan cost balance, net of accumulated amortization, of $11.3 million and $13.2 million, respectively, related to our 2020 Notes.

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

The 2020 Notes mature on October 1, 2020. Interest on the 2020 Notes is payable semiannually, on April 1 and October 1 of each year. As of December 31, 2014 and 2013, we were in compliance with all covenants required under the 2020 Notes.

The 2020 Notes are fully and unconditionally guaranteed on a joint and several, senior unsecured basis, by substantially all of our subsidiaries. Excalibur was not a guarantor of the 2020 Notes.

Excalibur Loan

Prior to our acquisition of certain assets of Excalibur on December 15, 2014, Excalibur was party to a $3.0 million loan agreement entered into with a third party on July 31, 2013 (the “Excalibur Loan”). Proceeds from the Excalibur Loan were used by it to purchase the license assets of certain stations. As of December 31, 2013, $3.0 million was outstanding under the Excalibur Loan at an interest rate of 4.75%. On December 15, 2014, Excalibur used the proceeds of our acquisition of the assets from Excalibur to retire the Excalibur Loan and to pay the accrued interest thereon. As of December 31, 2013, the Excalibur Loan had a deferred loan cost balance, net of accumulated amortization, of $0.2 million. The remaining balance of the deferred loan cost of $0.2 million was written off on December 15, 2014. Consistent with our acquisition and the payoff of the Excalibur loan, our guarantee of Excalibur’s obligations was terminated.

Other

For further information concerning the 2014 Senior Credit Facility, the 2012 Senior Credit Facility, the 2020 Notes and the Excalibur Loan, see Note 3 “Long-term Debt” to our audited consolidated financial statements included elsewhere herein. For estimates of future principal and interest payments under the 2014 Senior Credit Facility and the 2020 Notes, see “Tabular Disclosure of Contractual Obligations as of December 31, 2014” included elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Income Taxes

We file a consolidated federal income tax return and such state or local tax returns as are required. Although we may earn taxable operating income in future years, as of December 31, 2014, we anticipate that through the use of our available loss carryforwards we will not pay significant amounts of federal or state income taxes prior to 2017.

Liquidity

As of December 31, 2014, we have no required debt principal repayments due over the next twelve months. As of December 31, 2014, we estimate that we will make approximately $71.5 million in debt interest payments, including accrued interest of $17.6 million as of December 31, 2014, and $25.0 million in capital expenditures during the twelve months immediately following December 31, 2014. Although our cash flows from operations are subject to a number of risks and uncertainties, we anticipate that our cash on hand, future cash expected to be generated from operations, borrowings from time to time under the 2014 Senior Credit Facility (or any such other credit facility as may be in place at the appropriate time) and, potentially, external equity or debt financing, will be sufficient to fund these debt service obligations and estimated capital expenditure obligations. Any potential equity or debt financing would depend upon, among other things, the costs and availability of such financing at the appropriate time. We also presently believe that our future cash expected to be generated from operations and borrowing availability under the 2014 Senior Credit Facility (or any such other credit facility) will be sufficient to fund our future capital expenditures and long-term debt service obligations until at least June 13, 2021, which is the maturity date of the 2014 Term Loan.

Net Cash Provided By (Used In) Operating, Investing and Financing Activities

Net cash provided by operating activities increased $74.0 million to $134.2 million in 2014 compared to net cash provided by operating activities of $60.2 million in 2013. The increase in cash provided by operating activities was due primarily to several factors, including an increase in operating income of $69.9 million and an increase of $9.9 million due to changes in certain current asset and current liability balances.

Net cash used in investing activities increased $441.4 million to $501.9 million for 2014 compared to $60.5 million for 2013 due primarily to an increase in cash used to acquire television businesses and licenses.

Net cash provided by financing activities was $385.0 million in 2014 compared to net cash provided by financing activities of $2.7 million in 2013. This change of $382.3 million was due primarily to our refinancing activities. During 2014, we borrowed $394.4 million more in long-term debt than we repaid, which was partially offset by our payment of $9.4 million in costs primarily associated with the refinancing of our senior credit facility. During December 2014, we made voluntary principal pre-payments totaling $67.0 million on the outstanding balance of the 2014 Term Loan and as a result we are not required to make any additional principal payments until the 2014 Term Loan matures on June 13, 2021.

Retirement Plans

We have three defined benefit pension plans. Two of these plans were assumed by us as a result of our acquisitions in prior years and are frozen plans. Our active defined benefit pension plan, which we consider to be our primary pension plan, covers substantially all of our full-time employees. Retirement benefits under our active plan are based on years of service and the employees’ highest average compensation for five consecutive years during the last ten years of employment. Our funding policy is consistent with the funding requirements of existing federal laws and regulations under the Employee Retirement Income Security Act of 1974.

A discount rate is selected annually to measure the present value of the benefit obligations. In determining the selection of a discount rate, we estimated the timing and amounts of expected future benefit payments and applied a yield curve developed to reflect yields available on high-quality bonds. The yield curve is based on an externally published index specifically designed to meet the criteria of GAAP. The discount rate selected for determining benefit obligations as of December 31, 2014 was 4.00%, which reflects the results of this yield curve analysis. The discount rate used for determining benefit obligations as of December 31, 2013 was 4.97%. Our assumptions regarding expected return on plan assets reflects asset allocations, the investment strategy and the views of investment managers, as well as historical experience. We use an assumed rate of return of 7.00% for our assets invested in our active pension plan. In 2014 and 2013, actual asset returns for this plan, calculated on a mean market value, increased in value 6.5% and 17.1%, respectively. Other significant assumptions relate to inflation, salary growth, retirement and mortality rates. Our inflation assumption is based on an evaluation of external market indicators. The salary growth assumptions reflect our long-term actual experience, the near-term outlook and assumed inflation. Compensation increases over the most recent five-year period have been in line with assumptions. Retirement and mortality rates are based on actual plan experience.

During 2014 and 2013, we contributed an aggregate of $6.8 million and $4.7 million, respectively, to our pension plans and we anticipate making an aggregate contribution of approximately $5.3 million to such plans in 2015. The use of significantly different assumptions, or if actual experienced results differ significantly from those assumed, could result in our funding obligations being materially different.

See Note 9 “Retirement Plans” of our audited consolidated financial statements included elsewhere herein for further information concerning the retirement plans.

Capital Expenditures

Capital expenditures for the years ended December 31, 2014 and 2013 were $32.2 million and $24.1 million, respectively. We expect that our capital expenditures will be approximately $25.0 million in the year ending December 31, 2015. We expect to fund future capital expenditures with cash from operations.

Off-Balance Sheet Arrangements

Operating Commitments

We have various operating lease commitments for equipment, land and office space. We also have commitments for various syndicated television programs.

We have two types of syndicated television program contracts: first run programs and off network reruns. The first run programs are programs such as Jeopardy and the off network programs are programs such as That ‘70s Show. A difference between the two types of syndicated television programming is that the first run programs have not been produced at the time the contract to air such programming is signed but the off network programs have already been produced. For all syndicated television contracts, we record an asset and corresponding liability for payments to be made for the entire “off network” contract period and for only the current year of the “first run” contract period. Only an estimate of the payments anticipated to be made in the year following the balance sheet date of the “first run” contracts are recorded on the current balance sheet, because the programs for the later years of the contract period have not been produced and delivered.

Tabular Disclosure of Contractual Obligations as of December 31, 2014

	Payment Due By Period
Contractual Obligations	Total	Less than 1 Year 2015	1-3 Years 2016-2017	3-5 Years 2018-2019	More than 5 Years 2020 and after

Contractual obligations recorded on our balance sheet as of December 31, 2014:
Long-term debt obligations (1)	$1,231,438	$-	$-	$-	$1,231,438
Accrued interest (2)	17,623	17,623	-	-	-
Programming obligations currently accrued (3)	11,899	9,899	2,000	-	-
Purchase obligations currently accrued (4)	464	464	-	-	-

Off-balance sheet arrangements as of December 31, 2014:
Cash interest on long-term debt obligations (5)	396,446	53,868	142,983	142,983	56,612
Operating lease obligations (6)	9,370	2,092	2,896	1,987	2,395
Purchase obligations not currently accrued (7)	443	443	-	-	-
Programming obligations not currently accrued (8)	14,402	3,601	9,708	743	350
Network affiliation agreements (9)	414,866	73,351	189,778	151,737	-
Total	$2,096,951	$161,341	$347,365	$297,450	$1,290,795

The following table aggregates our material expected contractual obligations and commitments as of December 31, 2014 (in thousands):

(1) “Long-term debt obligations” represent principal payment obligations under the 2014 Senior Credit Facility and the 2020 Notes. These amounts are recorded as liabilities as of the current balance sheet date net of the unamortized original issue premium on the 2020 Notes in the amount of $5.0 million. As of December 31, 2014, the interest rate on the balance outstanding under the 2014 Senior Credit Facility was 3.8%. As of December 31, 2014, the coupon interest rate and the yield on the 2020 Notes were 7.5% and 7.3%, respectively.

(2)	“Accrued interest” includes interest on long-term debt obligations accrued as of the balance sheet date.

(3)

“Programming obligations currently accrued” represents obligations for syndicated television programming whose license period has begun and the product is available. These amounts are recorded as liabilities as of the current balance sheet date.

(4) “Purchase obligations currently accrued” generally represent payment obligations for equipment. It is our policy to accrue for these obligations when the equipment is received and the vendor has completed the work required by the purchase agreement. These amounts are recorded as liabilities as of the current balance sheet date because we had received the related equipment.

(5)

“Cash interest on long-term debt obligations” consists of estimated interest expense on long-term debt excluding interest expense accrued as of December 31, 2014 described in (2) above. The estimate is based upon debt balances as of December 31, 2014 and required future principal repayments under those obligations. Our 2014 Senior Credit Facility and our 2020 Notes will mature on June 13, 2021 and October 1, 2020, respectively. This estimate of cash interest on long-term debt obligations assumes that current interest rates will remain consistent and the principal obligations underlying these interest estimates will not be replaced by other long-term obligations prior to or upon their maturity.

(6) “Operating lease obligations” represent payment obligations under non-cancelable lease agreements classified as operating leases. These amounts are not recorded as liabilities as of the current balance sheet date.

(7) “Purchase obligations not currently accrued” generally represent payment obligations for equipment. It is our policy to accrue for these obligations when the equipment is received and the vendor has completed the work required by the purchase agreement. These amounts are not recorded as liabilities as of the current balance sheet date because we had not yet received the related equipment.

(8) “Programming obligations not currently accrued” represent obligations for syndicated television programming whose license period has not yet begun or the product is not yet available. These amounts are not recorded as liabilities as of the current balance sheet date.

(9)

“Network affiliation agreements” represent the fixed obligations under our current agreements with broadcast networks. Our network affiliation agreements expire at various dates through August 31, 2019.

Estimates of the amount, timing and future funding obligations under our pension plans include assumptions concerning, among other things, actual and projected market performance of plan assets, investment yields, statutory requirements and demographic data for pension plan participants. Pension plan funding estimates are therefore not included in the table above because the timing and amounts of funding obligations for all future periods cannot be reasonably determined. We expect to contribute approximately $5.3 million in total to our active pension plan and the acquired pension plans during 2015.

Inflation

The impact of inflation on operations has not been significant to date. However, there can be no assurance that a high rate of inflation in the future would not have an adverse effect on operating results, particularly since amounts outstanding under the 2014 Senior Credit Facility incur interest at a variable rate.

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

Our annual impairment testing of broadcast licenses and goodwill for each individual television station requires an estimation of the fair value of each broadcast license and the fair value of the entire television station, which we consider a reporting unit. Such estimations generally rely on analyses of public and private comparative sales data as well as discounted cash flow analyses that inherently require multiple assumptions relating to the future prospects of each individual television station including, but not limited to: (i) expected long-term market growth characteristics, (ii) estimations regarding a station’s future expected viewing audience, (iii) station revenue shares within a market, (iv) future expected operating expenses, (v) costs of capital and (vi) appropriate discount rates. We believe that the assumptions we utilize in analyzing potential impairment of broadcast licenses and/or goodwill for each of our television stations are reasonable individually and in the aggregate. However, these assumptions are highly subjective and changes in any one assumption, or a combination of assumptions, could produce significant differences in the calculated outcomes.

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

As of December 31, 2014 and 2013, the recorded value of our broadcast licenses was $1.0 billion and $839.0 million, respectively. As of December 31, 2014 and 2013, the recorded value of our goodwill was $374.4 million and $184.4 million, respectively. We did not record an impairment expense related to our broadcast licenses or goodwill during 2014, 2013 or 2012.

Prior to January 1, 2002, acquired broadcast licenses were valued at the date of acquisition using a residual method. The recorded value of these broadcast licenses as of December 31, 2014 and 2013 was approximately $341.0 million. Broadcast licenses acquired after December 31, 2001, were valued at the date of acquisition using an income method that assumes an initial hypothetical start-up operation. This change in methodology was due to a change in accounting requirements. The book value of these broadcast licenses as of December 31, 2014 and 2013 was approximately $682.6 million and $498.0 million, respectively. Regardless of whether we initially recorded the value of our broadcast licenses using the residual or the income method, for purposes of testing for potential impairment we use the income method to estimate the fair value of our broadcast licenses.

We test for impairment of broadcast licenses and goodwill on an annual basis on the last day of each fiscal year. However, we will test for impairment during any reporting period if certain triggering events occur. The two most recent impairment testing dates were December 31, 2014 and 2013. A summary of the significant assumptions used in our impairment analyses of broadcast licenses and goodwill as of December 31, 2014 and 2013 is presented below. Following the summary of assumptions is a sensitivity analysis of those assumptions as of December 31, 2014. Our reporting units, allocations of our broadcast licenses and goodwill and our methodologies were consistent as of both testing dates.

Summary

	As of December 31,
	2014	2013
	(dollars in thousands)
Pre-tax impairment charge:
Broadcast licenses	$-	$-
Goodwill	$-	$-

Significant assumptions:
Forecast period (years)	10	10
Increase or (decrease) in market advertising revenue for projection year 1 compared to latest historical period (1)	(22.2%) to (0.3%)	4.1% to 25.2%
Positive or (negative) advertising revenue compound growth rate for forecast period	(2.2%) to 0.9%	1.6% to 3.3%
Operating cash flow margin:
Broadcast licenses	8.7% to 47.0%	8.3% to 50.0%
Goodwill	(16.6%) to 59.7%	6.8% to 57.3%
Discount rate:
Broadcast licenses	8.0%	9.5%
Goodwill	9.0%	10.5%

(1)

Depending on whether the first year of the respective projection period is an even- or odd-numbered year, assumptions relating to market advertising growth rates will vary significantly reflecting the significant cyclical impact of political advertising revenue in even-numbered years. The analysis for 2014 generally anticipated a decrease in revenue for 2015.

When estimating the fair value of our broadcast licenses and goodwill, we make assumptions regarding revenue growth rates, operating cash flow margins and discount rates. These assumptions require substantial judgment, and actual rates and margins may differ materially. Although we did not record an impairment charge for the year ended December 31, 2014, we may have recorded such an adjustment if we had changed certain assumptions. The following table contains a sensitivity analysis of these assumptions and a hypothetical non-cash impairment charge that would have resulted if our advertising revenue growth rate and our operating cash flow margin had been revised lower or if our discount rate had been revised higher. We also disclose a hypothetical impairment charge assuming a 5% and 10% decrease in the fair value of our broadcast licenses and enterprise values:

	Hypothetical Impairment Charge As of December 31, 2014
	Broadcast Licenses	Goodwill
	(in thousands)
Hypothetical change:
A 100 basis point decrease in advertising revenue growth rate throughout the forecast period	$10,894	$8,380
A 100 basis point decrease in operating cash flow margin throughout the forecast period	$19	$688
A 100 basis point increase in the applicable discount rate	$14,190	$13,937
A 5% reduction in the fair value of broadcast licenses and enterprise values	$-	$945
A 10% reduction in the fair value of broadcastlicenses and enterprise values	$2,853	$2,592

These hypothetical non-cash impairment charges would not have any direct impact on our liquidity, debt covenant compliance or future results of operations. Our historical operating results may not be indicative of our future operating results. Our future ten-year discounted cash flow analysis, which fundamentally supports our estimated fair values as of December 31, 2014, reflected certain assumptions relating to the expected impact of the current general economic environment.

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

The methodology we used to value these stations was based on our evaluation of the broadcast licenses acquired and the characteristics of the markets in which they operated. Given our assumptions and the specific attributes of the stations we acquired from 2002 through December 31, 2014, we ascribed no incremental value to the incumbent network affiliation relationship in each market beyond the cost of negotiating a new agreement with another network and the value of any terms of the affiliation agreement that were more favorable or unfavorable than those generally prevailing in the market.

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

The following table reflects the hypothetical impact of the reassignment of value from broadcast licenses to network affiliations for our historical acquisitions (the first acquisition being in 1994) and the resulting increase in amortization expense assuming a hypothetical 15-year amortization period as of our most recent impairment testing date of December 31, 2014 (in thousands, except per share data):

	As	Percentage of Total Value Reassigned to Network Affiliation Agreements
	Reported	50%	25%
Balance Sheet (As of December 31, 2014):
Broadcast licenses	$1,023,580	$367,379	$695,479
Other intangible assets, net (including network affiliation agreements)	47,802	213,942	130,872

Statement of Operations (For the year ended December 31, 2014):
Amortization of intangible assets	8,297	38,317	23,307
Operating income	153,773	123,753	138,763
Net income	48,061	29,749	38,905
Net income available to common stockholders	48,061	29,749	38,905
Net income available to common stockholders,
per share - basic	$0.83	$0.51	$0.67
per share - diluted	$0.82	$0.51	$0.67

For future acquisitions, if any, the valuation of the network affiliations may differ from the values of previous acquisitions due to the different characteristics of each station and the market in which it operates.

Market Capitalization

When we test our broadcast licenses and goodwill for impairment, we also consider our market capitalization. As of December 31, 2014, our market capitalization was greater than our book value.

Income Taxes

We have approximately $159.8 million in federal operating loss carryforwards, which expire during the years 2022 through 2031. Additionally, we have an aggregate of approximately $181.8 million of various state operating loss carryforwards. We project to have taxable income in the carryforward periods. Therefore, we believe that it is more likely than not that the federal net operating loss carryforwards will be fully utilized.

A valuation allowance has been provided for a portion of the state net operating loss carryforwards. We believe that we will not meet the more likely than not threshold in certain states due to the uncertainty of generating sufficient income. Therefore, the state valuation allowance at December 31, 2014 and 2013 was $2.1 million and $2.7 million, respectively.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (or “FASB”) issued Audit Standards Update (or “ASU”) No. 2014-09 – Revenue from Contracts with Customers (Topic 606). ASU 2014-09 provides new guidance on revenue recognition for revenue from contracts with customers and will replace most existing revenue recognition guidance when it becomes effective. This guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The standard is intended to improve comparability of revenue recognition practices across entities and provide more useful information through improved financial statement disclosures. The standard is effective for annual reporting periods beginning after December 15, 2016. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are currently evaluating the impact of the requirements of this standard on our financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 defines management’s responsibility to evaluate whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern. This evaluation is required for each interim and annual period. The standard is intended to reduce diversity in the timing and content of footnote disclosures and require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. The standard is effective for interim and annual periods ending after December 15, 2016. Early application is permitted. We do not expect the implementation of the amendments in this standard to have a material impact on our financial statements.

Cautionary Statements for Purposes of the “Safe Harbor” Provisions of the Federal Securities Laws

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are all statements other than those of historical fact. When used in this Annual Report, the words “believes,” “expects,” “anticipates,” “estimates,” “will,” “may,” “should” and similar words and expressions are generally intended to identify forward-looking statements. Forward-looking statements may relate to, among other things, statements about our strategies, expected results of operations, general and industry-specific economic conditions, future pension plan contributions, capital expenditures, assumptions underlying various estimates and estimates of future obligations. Readers are cautioned that any forward-looking statements, including those regarding the intent, belief or current expectations of our management, are not guarantees of future performance, results or events and involve risks and uncertainties, and that actual results and events may differ materially from those contained in the forward-looking statements as a result of various factors including, but not limited to, those listed in Item 1A. of this Annual Report and the other factors described from time to time in our SEC filings. The forward-looking statements included in this Annual Report on Form 10-K are made only as of the date hereof. We undertake no obligation to update such forward-looking statements to reflect subsequent events or circumstances.

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

As of December 31, 2014, we had $556.4 million outstanding under the 2014 Senior Credit Facility and $675.0 million, at liquidation value, in 2020 Notes outstanding. We pay interest based on a floating interest rate on balances outstanding under the 2014 Senior Credit Facility, subject to a minimum LIBOR floor of 0.75% plus applicable margins. We pay a fixed rate of interest on the 2020 Notes. As of December 31, 2014, the majority of our outstanding debt bears interest at a fixed interest rate, which reduces our risk of potential increases in interest rates, but would not allow us to benefit from any reduction in market interest rates such as LIBOR or the prime rate. Also as of that date, we were not a party to any interest rate swap agreements.

Based on our floating rate debt outstanding at December 31, 2014, a 100 basis point increase in market interest rates would have increased our interest expense and decreased our income before income taxes for the year ended December 31, 2014 by approximately $1.0 million. However, a 100 basis point decrease in market interest rates would not have affected our interest expense or our income before income taxes for the year ended December 31, 2014 due to the 2014 Senior Credit Facility having a minimum LIBOR floor of 0.75%.

The recorded amount of our long-term debt, including current portion, was $1.2 billion and $842.9 million, respectively, and the fair value of our long-term debt, including current portion, was $1.2 Billion and $877.5 million, respectively, as of December 31, 2014 and 2013. Fair value of our long-term debt is based on estimates provided by third-party financial professionals as of the respective dates.

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

In connection with the preparation of our annual consolidated financial statements, management has undertaken an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2014. Management has compared our internal controls implemented under the COSO 1992 framework to the newly issued COSO 2013 framework and determined, based on our business, that no material gaps exist in internal control.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has excluded the operations of the television stations acquired from Hoak Media, LLC, SJL Holdings, LLC, SJL Holdings II, LLC, Mission TV, LLC, Prime Cities Broadcasting, Inc., Parker Broadcasting, Inc., Rocky Mountain Broadcasting Company, and Beartooth Communications Company from the assessment of internal control over financial reporting as of December 31, 2014. These entities were excluded because they were acquired in purchase business combinations in 2014. Together these acquisitions account for approximately 27% and 13% of total assets and revenues, respectively, as reported in our consolidated financial statements as of and for the year ended December 31, 2014.

The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by McGladrey LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Gray Television, Inc.

We have audited the accompanying consolidated balance sheets of Gray Television, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2014, and the financial statement schedule of Gray Television, Inc. listed in Item 15(a). We also have audited Gray Television, Inc.'s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Gray Television, Inc.'s management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

As described in Management’s Report on Internal Control Over Financial Reporting, management excluded the operations of the television stations from Hoak Media, LLC, SJL Holdings, LLC, SJL Holdings II, LLC, Mission TV, LLC, Prime Cities Broadcasting, Inc., Parker Broadcasting, Inc., Rocky Mountain Broadcasting Company, and Beartooth Communications Company (collectively the “2014 acquisitions”) from its assessment of internal control over financial reporting as of December 31, 2014. These entities were acquired by Gray Television, Inc. in purchase business combinations in 2014. We have also excluded the 2014 acquisitions from our audit of internal control over financial reporting. The 2014 acquisitions together accounted for approximately 27% and 13% of Gray Television, Inc.’s total assets and revenues, respectively, as reported in Gray Television, Inc.’s consolidated financial statements as of and for the year ended December 31, 2014.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gray Television, Inc. as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America, and in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein. Also in our opinion, Gray Television, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

/s/ McGladrey LLP

West Palm Beach, Florida

March 5, 2015

GRAY TELEVISION, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,
	2014	2013
Assets:
Current assets:
Cash	$30,769	$13,478
Accounts receivable, less allowance for doubtful accountsof $1,667 and $730, respectively	106,692	70,047
Current portion of program broadcast rights, net	9,765	7,656
Deferred tax asset	18,855	34,113
Prepaid and other current assets	2,223	5,293
Total current assets	168,304	130,587

Property and equipment, net	221,811	143,621
Deferred loan costs, net	18,651	17,293
Broadcast licenses	1,023,580	838,982
Goodwill	374,390	184,409
Other intangible assets, net	47,802	2,644
Investment in broadcasting company	13,599	13,599
Other	3,443	3,289
Total assets (1)	$1,871,580	$1,334,424

See accompanying notes.

GRAY TELEVISION, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands except for share data)

	December 31,
	2014	2013
Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$4,613	$2,256
Employee compensation and benefits	25,160	16,759
Accrued interest	17,623	12,703
Accrued network programming fees	7,129	2,467
Other accrued expenses	6,218	5,158
Federal and state income taxes	1,894	1,550
Current portion of program broadcast obligations	9,899	9,707
Deferred revenue	7,486	2,522
Acquisition related liabilities	-	9,739
Current portion of long-term debt	-	224
Total current liabilities	80,022	63,085

Long-term debt, less current portion	1,236,401	842,650
Program broadcast obligations, less current portion	2,000	1,520
Deferred income taxes	292,679	225,407
Accrued pension costs	43,334	26,925
Other	952	827
Total liabilities (1)	1,655,388	1,160,414

Commitments and contingencies (Note 10)

Stockholders’ equity:
Common stock, no par value; authorized 100,000,000 shares, issued 57,326,180 shares and 57,010,878 shares, respectively	486,317	483,055
Class A common stock, no par value; authorized 15,000,000 shares, issued 7,567,868 shares and 7,331,574 shares, respectively	17,096	15,321
Accumulated deficit	(202,939)	(251,000)
Accumulated other comprehensive loss, net of income tax benefit	(20,812)	(10,409)
	279,662	236,967
Treasury stock at cost, common stock, 4,814,716 shares and 4,768,925 shares, respectively	(41,072)	(40,559)
Treasury stock at cost, Class A common stock, 1,578,554 shares	(22,398)	(22,398)
Total stockholders’ equity	216,192	174,010
Total liabilities, preferred stock and stockholders’ equity	$1,871,580	$1,334,424

See accompanying notes.

(1)

Our consolidated total assets as of December 31, 2013 included total assets of $6.8 million of a variable interest entity (“VIE”). Our consolidated total liabilities as of December 31, 2013 included total liabilities of $3.1 million of the VIE. Our consolidated total assets and total liabilities did not include a VIE as of December 31, 2014.

GRAY TELEVISION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for net income per share data)

	Year Ended December 31,
	2014	2013	2012

Revenue (less agency commissions)	$508,134	$346,298	$404,831
Operating expenses before depreciation, amortization, and loss on disposals of assets, net:
Broadcast	285,990	217,411	212,286
Corporate and administrative	29,203	19,810	15,927
Depreciation	30,248	24,096	23,133
Amortization of intangible assets	8,297	336	75
Loss (gain) on disposals of assets, net	623	765	(31)
Operating expenses	354,361	262,418	251,390
Operating income	153,773	83,880	153,441
Other income (expense):
Miscellaneous income, net	23	-	2
Interest expense	(68,913)	(52,445)	(59,443)
Loss from early extinguishment of debt	(5,086)	-	(46,683)
Income before income taxes	79,797	31,435	47,317
Income tax expense	31,736	13,147	19,188
Net income	48,061	18,288	28,129
Preferred stock dividends (includes accretion of issuance costs of $0, $0 and $1,081, respectively)	-	-	4,095
Net income available to common stockholders	$48,061	$18,288	$24,034

Basic per share information:
Net income available to common stockholders	$0.83	$0.32	$0.42
Weighted average shares outstanding	57,862	57,630	57,170

Diluted per share information:
Net income available to common stockholders	$0.82	$0.32	$0.42
Weighted average shares outstanding	58,364	57,972	57,262

Dividends declared per common share	$-	$-	$-

See accompanying notes.

GRAY TELEVISION, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2014	2013	2012

Net income	$48,061	$18,288	$28,129

Other comprehensive (loss) income:
Adjustment to pension liability	(17,053)	16,001	(6,176)
Income tax (benefit) expense	(6,650)	6,240	(2,408)
Other comprehensive (loss) income	(10,403)	9,761	(3,768)

Comprehensive income	$37,658	$28,049	$24,361

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

See accompanying notes.

GRAY TELEVISION, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(in thousands, except for number of shares)

	Class A Common Stock		Common Stock		Accumulated	Class A Treasury Stock		Common Treasury Stock		Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Deficit	Shares	Amount	Shares	Amount	Loss	Total

Balance at December 31, 2013	7,331,574	$15,321	57,010,878	$483,055	$(251,000)	(1,578,554)	$(22,398)	(4,768,925)	$(40,559)	$(10,409)	$174,010

Net income	-	-	-	-	48,061	-	-	-	-	-	48,061

Adjustment to pension liability, net of income tax	-	-	-	-	-	-	-	-	-	(10,403)	(10,403)

Issuance of common stock:
401(k) plan	-	-	2,341	25	-	-	-	-	-	-	25
2007 Long Term Incentive Plan:
Restricted stock awards	236,294	-	312,961	-	-	-	-	(45,791)	(513)	-	(513)

Share-based compensation	-	1,775	-	3,237	-	-	-	-	-	-	5,012

Balance at December 31, 2014	7,567,868	$17,096	57,326,180	$486,317	$(202,939)	(1,578,554)	$(22,398)	(4,814,716)	$(41,072)	$(20,812)	$216,192

See accompanying notes.

 GRAY TELEVISION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2014	2013	2012
Operating activities
Net income	$48,061	$18,288	$28,129
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	30,248	24,096	23,133
Amortization of intangible assets	8,297	336	75
Amortization of deferred loan costs	2,970	1,903	2,723
Net amortization of original issue discount and premium related long-term debt	(863)	(9)	1,127
Amortization of restricted stock and stock option awards	5,012	1,974	878
Loss from early extinguishment of debt	5,086	-	12,664
Amortization of program broadcast rights	12,871	11,367	11,081
Payments on program broadcast obligations	(15,087)	(11,433)	(11,839)
Common stock contributed to 401(k) plan	25	28	26
Deferred revenue, network compensation	-	(615)	(687)
Deferred income taxes	30,938	13,165	19,229
Loss (gain) on disposals of assets, net	623	765	(31)
Other	(778)	3,460	(1,806)
Changes in operating assets and liabilities:
Accounts receivable	(17,442)	(7,391)	(389)
Other current assets	4,898	(1,951)	(372)
Accounts payable	2,197	133	274
Employee compensation, benefits and pension costs	6,964	6,915	(1,775)
Accrued network fees and other expenses	1,685	(2,385)	5,716
Accrued interest	4,920	2,489	2,275
Income taxes payable	345	(362)	(883)
Deferred revenue, current portion	3,249	(534)	(176)
Net cash provided by operating activities	134,219	60,239	89,372
Investing activities
Acquisitions of television businesses and licenses	(461,185)	(36,623)	-
Purchases of property and equipment	(32,215)	(24,053)	(24,523)
Proceeds from asset sales	1,508	236	1,586
Payments of acquisition related liabilities	(10,000)	(93)	(129)
Other	-	6	(240)
Net cash used in investing activities	(501,892)	(60,527)	(23,306)
Financing activities
Proceeds from borrowings on long-term debt	644,000	390,926	855,798
Repayments of borrowings on long-term debt	(249,623)	(381,003)	(856,292)
Deferred and other loan costs	(9,413)	(7,504)	(17,042)
Series D perpetual preferred stock dividends paid	-	-	(16,731)
Proceeds from issuance of common stock	-	280	-
Repurchase of Series D perpetual preferred stock	-	-	(25,922)
Net cash provided by (used in) financing activities	384,964	2,699	(60,189)
Net increase in cash	17,291	2,411	5,877
Cash at beginning of period	13,478	11,067	5,190
Cash at end of period	$30,769	$13,478	$11,067

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

As of February 1, 2015, we owned and operated television stations in 44 television markets broadcasting a total of 140 programming streams, including 26 affiliates of CBS Network (“CBS”), 24 affiliates of the NBC Network (“NBC”), 16 affiliates of the ABC Network (“ABC”) and ten affiliates of the FOX Network (“FOX”).

Within a market, we broadcast secondary digital channels that are in addition to our primary broadcast channels. Our secondary digital channels are generally affiliated with networks different from those affiliated with our primary broadcast channels, and are operated by us to make better use of our broadcast spectrum by providing supplemental and/or alternative programming to our primary channels. Certain of our secondary channels are affiliated with more than one network simultaneously. In addition to affiliations with ABC, CBS and FOX, our secondary channels are affiliated with the following networks: the CW Network or the CW Plus Network, MyNetworkTV, the MeTV Network, This TV Network, Antenna TV, Telemundo, Heros and Icons, and MOVIES! Network. We also broadcast ten local news/weather channels in certain of our existing markets. Our combined TV station group reaches approximately 8.0% of total United States television households.

Principles of Consolidation

Gray’s consolidated financial statements include our accounts and those of our wholly-owned and majority-owned subsidiaries. During a portion of the year ended December 31, 2014, and as of, and for the year ended December 31, 2013, our financial statements included the accounts of a variable interest entity (“VIE”) for which we were the primary beneficiary. All intercompany accounts and transactions have been eliminated in consolidation.

Variable Interest Entity

We consolidate a VIE when we are determined to be the primary beneficiary. In accordance with accounting principles generally accepted in the United States (“GAAP”), in determining whether we are the primary beneficiary of a VIE for financial reporting purposes, we consider whether we have the power to direct the activities of the VIE that most significantly impact the economic performance of the VIE and whether we have the obligation to absorb losses or the right to receive returns that would be significant to the VIE. In October 2013, we entered into a series of transactions with the News-Press Gazette Company and Excalibur Broadcasting, LLC (collectively with its subsidiaries, “Excalibur”), pursuant to which we acquired the non-license assets for $9.0 million, and Excalibur acquired the license assets for $3.0 million, of KJCT-TV and associated low power stations (collectively, “KJCT-TV”), in the Grand Junction, Colorado market. In connection therewith, we entered into a shared services agreement, pursuant to which we provided certain services, including back-office, engineering and sales support, and a lease agreement, pursuant to which we provided studio and office space, to Excalibur. In connection with the consummation of Excalibur’s acquisition of KJCT-TV’s license assets, Excalibur incurred approximately $3.0 million of debt that Gray guaranteed.

Based on the terms of our agreements with, the significance of our investment in, and our guarantee of the debt of, Excalibur, we determined that Excalibur was a VIE of Gray from October 2013 until December 15, 2014, the date that we exercised the option to acquire the assets of Excalibur (the “Excalibur Option”). Included in our consolidated statements of operations for the years ended December 31, 2014 and 2013 are revenue of $2.1 million and $0.4 million, respectively, attributable to Excalibur as a VIE. Upon our acquisition of the assets of Excalibur on December 15, 2014, those assets and Excalibur’s operations were included in our consolidated financial statements consistent with our ownership.

On December 15, 2014, we exercised the Excalibur Option for a purchase price equal to its outstanding indebtedness, including accrued interest, of $3.0 million, which was then retired, resulting in the termination of our guarantee of Excalibur’s debt.

The carrying amounts and classification of the assets and liabilities of Excalibur described above included in our consolidated balance sheet as of December 31, 2013, were as follows (in thousands):

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

Investment in Broadcasting Company

We have an investment in Sarkes Tarzian, Inc. (“Tarzian”) whose principal business is the ownership and operation of two television stations. As of June 30, 2014, the most recent period for which we have Tarzian’s financial statements, our investment represented 32.4% of the total outstanding common stock of Tarzian (both in terms of the number of shares of common stock outstanding and in terms of voting rights), but such investment represented 67.9% of the equity of Tarzian for purposes of dividends, if paid, as well as distributions in the event of any liquidation, dissolution or other sale of Tarzian. This investment is accounted for under the cost method of accounting and reflected as a non-current asset on our balance sheet. We have no commitment to fund the operations of Tarzian nor do we have any representation on Tarzian’s board of directors or any other influence over Tarzian’s management. We believe the cost method is appropriate to account for this investment given the existence of a single majority voting stockholder and our lack of management influence.

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

Cash received that has not yet been recognized as revenue is presented as deferred revenue. Revenue that has been earned but not yet received is recognized as revenue and presented as a receivable.

Trade and Barter Transactions

We account for trade transactions involving the exchange of tangible goods or services with our customers as revenue. The revenue is recorded at the time the advertisement is broadcast and the expense is recorded at the time the goods or services are used. The revenue and expense associated with these transactions are based on the fair value of the assets or services involved in the transaction. Trade revenue and expense recognized for each of the years ended December 31, 2014, 2013 and 2012 were as follows (amounts in thousands):

	Year Ended December 31,
	2014	2013	2012
Trade revenue	$2,174	$1,390	$1,248
Trade expense	(2,287)	(1,262)	(1,267)
Net trade (loss) income	$(113)	$128	$(19)

We do not account for barter revenue and related barter expense generated from network or syndicated programming as such amounts are not material. Furthermore, any such barter revenue recognized would then require the recognition of an equal amount of barter expense. The recognition of these amounts would not have a material effect upon net income.

Advertising Expense

We recorded advertising expense of $1.1 million, $0.9 million and $0.9 million for the years ended December 31, 2014, 2013 and 2012, respectively. We expense all advertising expenditures as they are incurred.

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

Allowance for Doubtful Accounts

Our allowance for doubtful accounts is equal to at least 85% of our receivable balances that are 120 days old or older. We may provide allowances for certain receivable balances that are less than 120 days old when warranted by specific facts and circumstances. We recorded expenses for this allowance of $1.3 million, $0.4 million and $0.1 million for the years ended December 31, 2014, 2013 and 2012, respectively. We generally write-off accounts receivable balances when the customer files for bankruptcy or when all commonly used methods of collection have been exhausted.

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

The following table lists components of property and equipment by major category (dollars in thousands):

	December 31,		Estimated Useful Lives
	2014	2013	(in years)
Property and equipment:
Land	$32,085	$25,656
Buildings and improvements	77,477	59,021	7 to 40
Equipment	394,569	323,603	3 to 20
	504,131	408,280
Accumulated depreciation	(282,320)	(264,659)
Total property and equipment, net	$221,811	$143,621

For the year ended December 31, 2014, our total property and equipment balance, before accumulated depreciation, increased approximately $78.3 million as a result of acquisitions. The remaining change in the balances between December 31, 2013 and December 31, 2014 was due to routine purchases of equipment, less retirements.

Deferred Loan Costs

Loan acquisition costs are amortized over the life of the applicable indebtedness using a straight-line method that approximates the effective interest method.

Asset Retirement Obligations

We own office equipment, broadcasting equipment, leasehold improvements and transmission towers, some of which are located on, or are housed in, leased property or facilities. At the conclusion of several of these leases we are obligated to dismantle, remove and otherwise properly dispose of and remediate the facility or property. We estimate our asset retirement obligations based upon the cash flows of the costs expected to be incurred and the net present value of those estimated amounts. The asset retirement obligation is recognized as a non-current liability and as a component of the cost of the related asset. Changes to our asset retirement obligation resulting from revisions to the timing or the amount of the original undiscounted cash flow estimates are recognized as an increase or decrease to the carrying amount of the asset retirement obligation and the related asset retirement cost capitalized as part of the related property, plant, or equipment. Changes in the asset retirement obligation resulting from accretion of the net present value of the estimated cash flows are recognized as operating expenses. We recognize depreciation expense of the capitalized cost over the estimated life of the lease. Our estimated obligations become due at varying times during the years 2015 through 2062. The liability recognized for our asset retirement obligations was approximately $600,000 and $516,000 as of December 31, 2014 and 2013, respectively. During the years ended December 31, 2014, 2013 and 2012, we recorded expenses of $6,000, $17,000 and $25,000, respectively, related to our asset retirement obligations.

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

Excluding political advertisers, for the year ended December 31, 2014, approximately 26%, 11% and 9% of our broadcast advertising revenue was obtained from advertising sales to advertising customers in the automotive, medical and restaurant industries, respectively. We experienced similar industry-based concentrations of revenue in the years ended December 31, 2013 and 2012. Although our revenues can be affected by changes within these industries, we believe this risk is in part mitigated due to the fact that no one customer accounted for in excess of 5% of our broadcast advertising revenue in any of these periods. Furthermore, we believe that our large geographic operating area partially mitigates the potential effect of regional economic changes.

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

The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Year Ended December 31,
	2014	2013	2012
Weighted-average shares outstanding – basic	57,862	57,630	57,170
Weighted-average shares underlying stock options and restricted shares	502	342	92
Weighted-average shares outstanding - diluted	58,364	57,972	57,262

Valuation of Broadcast Licenses, Goodwill and Other Intangible Assets

From January 1, 1994 through December 31, 2014, we acquired a significant number of television stations. Among the assets acquired in these transactions were broadcast licenses issued by the FCC, goodwill and other intangible assets.

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

Other intangible assets that we have acquired include network affiliation agreements, retransmission agreements, advertising contracts, client lists, talent contracts and leases. Each of our stations is affiliated with at least one broadcast network. We believe that the value of a television station is derived primarily from the attributes of its broadcast license rather than its network affiliation agreement. As a result, we have allocated only minimal values to our network affiliation agreements. We have classified our other intangible assets as definite-lived intangible assets. The amortization period of our other intangible assets is equal to the shorter of their estimated useful life or contract period. When renewing other intangible asset contracts, we incur legal fees that are expensed as incurred.

Annual Impairment Testing of Intangible Assets

We test for impairment of our intangible assets on an annual basis on the last day of each fiscal year. However, if certain triggering events occur, we test for impairment during the relevant reporting period. For goodwill, we have elected to bypass the qualitative assessment provisions and to perform the prescribed testing steps for goodwill on an annual basis.

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

For further discussion of our goodwill, broadcast licenses and other intangible assets, see Note 11 “Goodwill and Intangible Assets.”

Market Capitalization

When we test our broadcast licenses and goodwill for impairment, we also consider our market capitalization. As of December 31, 2014, our market capitalization was greater than the book value of our net assets.

Accumulated Other Comprehensive Loss

Our accumulated other comprehensive loss balances as of December 31, 2014 and 2013 consist of adjustments to our pension liabilities net of related income tax benefits as follows (in thousands):

	December 31,
	2014	2013
Accumulated balances of items included in accumulated other comprehensive loss:
Increase in pension liability	$(34,117)	$(17,064)
Income tax benefit	(13,305)	(6,655)
Accumulated other comprehensive loss	$(20,812)	$(10,409)

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (or “FASB”) issued Audit Standards Update (or “ASU”) No. 2014-09 - Revenue from Contracts with Customers (Topic 606). ASU 2014-09 provides new guidance on revenue recognition for revenue from contracts with customers and will replace most existing revenue recognition guidance when it becomes effective. This guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The standard is intended to improve comparability of revenue recognition practices across entities and provide more useful information through improved financial statement disclosures. The standard is effective for annual reporting periods beginning after December 15, 2016. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are currently evaluating the impact of the requirements of this standard on our financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40) - Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 defines management’s responsibility to evaluate whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern. This evaluation is required for each interim and annual period. The standard is intended to reduce diversity in the timing and content of footnote disclosures and require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. The standard is effective for interim and annual periods ending after December 15, 2016. Early application is permitted. We do not expect the implementation of the amendments in this standard to have a material impact on our financial statements.

2.     Acquisitions

2014 Acquisitions:

Hoak Acquisition

On June 13, 2014, we completed the acquisition of 100% of the capital stock of certain wholly owned subsidiaries of Hoak Media, LLC (“Hoak”) for total purchase price of approximately $299.9 million (the “Hoak Acquisition”). The following stations were owned by the subsidiaries we acquired in the Hoak Acquisition:

Station	Network Affiliation	Market

KSFY-TV	ABC	Sioux Falls, SD
KABY-TV*	ABC	Sioux Falls, SD
KPRY-TV*	ABC	Sioux Falls, SD
KVLY-TV	NBC	Fargo-Valley City, ND
KNOE-TV	CBS	Monroe- El Dorado, LA
KFYR-TV	NBC	Minot-Bismarck-Dickinson, ND
KMOT-TV*	NBC	Minot-Bismarck-Dickinson, ND
KUMV-TV*	NBC	Minot-Bismarck-Dickinson, ND
KQCD-TV*	NBC	Minot-Bismarck-Dickinson, ND
KALB-TV	NBC/CBS	Alexandria, LA
KNOP-TV	NBC	North Platte, NE
KIIT-LP	FOX	North Platte, NE
* satellite station

The Hoak Acquisition also included our assumption of Hoak’s interest in certain operating agreements, and the acquisition of certain non-license assets, of KHAS-TV, which served the Lincoln-Hastings, Nebraska market. On June 13, 2014, we transferred the programing of KHAS-TV to KSNB-TV, a station owned by Gray that also serves the Lincoln-Hastings, Nebraska, market. We used borrowings under the 2014 Senior Credit Facility, defined below, to fund the purchase price to complete the Hoak Acquisition.

As a component of the Hoak Acquisition, Gray assumed Hoak’s rights under certain agreements with Parker Broadcasting, Inc. (“Parker”) to provide back-office services, sales support and limited programming to KXJB-TV and KAQY-TV (each, a “Parker Agreement”). The Parker Agreements terminated upon the completion of the Parker Acquisition (defined below).

The Hoak Acquisition also included two subsidiaries with television stations located in the Panama City, Florida (KREX) and Grand Junction, Colorado (WMBB) markets.  In anticipation of potential regulatory concerns, shortly after entering into our definitive purchase agreements with Hoak, we entered into a separate agreement with Nexstar Broadcasting Group, Inc. (“Nexstar”), pursuant to which Nexstar agreed to purchase these subsidiaries through us concurrent with the closing of the Hoak Acquisition for approximately $33.5 million.  Accordingly, on June 13, 2014 when we closed the Hoak Acquisition, Nexstar directly transferred the consideration for this agreement along with working capital adjustments to Hoak and we immediately divested those subsidiaries to Nexstar. Nexstar’s consideration paid directly to Hoak is not included in our total purchase price for Hoak of $299.9 million.

SJL Acquisition

On September 15, 2014, we acquired from SJL Holdings, LLC and SJL Holdings II, LLC, 100% of the capital stock of the entities that own and operate WJRT-TV and WTVG-TV, respectively, which are the ABC-affiliated television stations serving the Flint-Saginaw-Bay City, Michigan, and Toledo, Ohio, television markets, respectively, for total purchase price of $131.5 million (the “SJL Acquisition”). Of the total purchase price, $28.1 million was used to pay-off the sellers' debt. We funded the SJL Acquisition with a combination of cash from operations and borrowings under our 2014 Senior Credit Facility, defined below.

KEVN Acquisition

On May 1, 2014, we acquired from Mission TV, LLC 100% of the capital stock of the entity that operates KEVN-TV and its satellite station, KIVV-TV (collectively, the “KEVN Stations”) The KEVN Stations are affiliated with FOX and serve the Rapid City, South Dakota market. The total purchase price to complete the KEVN Acquisition was approximately $8.8 million (the “KEVN Acquisition”). Of the total purchase price, $3.6 million was used to pay-off the sellers' debt. The purchase price to complete the KEVN Acquisition was funded with a combination of cash from operations and borrowings under our 2012 Senior Credit Facility, defined below.

KNDX Acquisition

On May 1, 2014, we acquired from Prime Cities Broadcasting, Inc. (“Prime Cities”) certain assets of KNDX-TV and its satellite station KXND-TV, as well as certain non-license assets of low power stations KNDX-LP and KXND-LP. These four stations served as FOX affiliates for the Minot-Bismarck, North Dakota television market. On June 13, 2014, we transferred the programing of KNDX-TV and KXND-TV to the television stations that we acquired from Hoak in the Minot-Bismarck, North Dakota television market. On June 27, 2014, we acquired the low power FCC licenses of KNDX-LP and KXND-LP from Prime Cities. We refer to the acquisition of these assets from Prime Cities as the “KNDX Acquisition.” The total purchase price was $7.5 million, which was funded with a combination of cash from operations and borrowings under our 2012 Senior Credit Facility, defined below.

Parker Acquisition

Also in 2014, we acquired 100% of the capital stock of two of Parker’s subsidiaries, Parker Broadcasting of Dakota, LLC and Parker Broadcasting of Louisiana, LLC (collectively, the “Parker Acquisition”). Parker Broadcasting of Dakota, LLC owned certain non-license assets of KXJB-TV, which was affiliated with the CBS network and served the Fargo, North Dakota television market. Parker Broadcasting of Louisiana LLC owned certain non-license assets of KAQY-TV, which was affiliated with the ABC network and served the Monroe, Louisiana television market. On September 25, 2014, we completed the acquisition of the outstanding capital stock of Parker Broadcasting of Louisiana LLC and transferred the programing of KAQY-TV to KNOE-TV, a station owned by Gray that also serves the Monroe, Louisiana, television market. On December 1, 2014, we completed the acquisition of Parker Broadcasting of Dakota, LLC and transferred the programming of KXJB-TV to KVLY-TV, a station owned by us that also serves the Fargo, North Dakota television market. Upon the completion of the Parker Acquisition, the Parker Agreements were terminated.

The purchase price to complete the Parker Acquisition was $6.7 million, of which approximately $1.7 million was allocated to the Parker Broadcasting of Louisiana transaction, and $5.0 million was allocated to the Parker Broadcasting of Dakota transaction. The purchase price to complete the Parker Acquisition was funded with a combination of cash from operations and borrowings under our 2014 Senior Credit Facility, defined below.

WQCW Acquisition

On April 1, 2014, we acquired the assets of WQCW-TV, Portsmouth, Ohio from Lockwood Broadcast Group (the "WQCW Acquisition").  WQCW-TV serves as the CW affiliate for the Charleston/ Huntington, West Virginia television market, where we own and operate WSAZ-TV, the market's NBC affiliate. The purchase price of the WQCW Acquisition was approximately $5.5 million, which was funded with cash from operations.

Helena Acquisition

On November 1, 2014, we acquired from Beartooth Communications Company the assets of KTVH-TV and KBGF-LD, which are NBC affiliates in the Helena, Montana and Great Falls, Montana markets, respectively; and on December 1, 2014 we acquired from Rocky Mountain Broadcasting Company the assets of KMTF-TV the CW affiliate for the Helena, Montana market (collectively, the “Helena Acquisition”). Total purchase price for both acquisitions was approximately $1.9 million, which was funded with cash from operations.

For our 2014 Acquisitions, the estimated fair values as of the acquired assets, assumed liabilities and the resulting goodwill are summarized as follows (in thousands):

	Acquisition
	Hoak	SJL	KEVN	KNDX	Parker	WQCW	Helena

Cash	$-	$-	$615	$-	$-	$-	$-
Accounts receivable	10,722	7,132	569	-	765	-	14
Other current assets	509	1,946	96	39	964	45	49
Property and equipment	45,382	23,508	3,888	2,576	722	991	1,230
Goodwill	131,632	50,941	2,717	1,839	1,932	802	70
Broadcast licenses	91,958	86,685	1,675	500	-	3,691	146
Other intangible assets	35,386	10,091	1,786	2,584	3,163	15	431
Other non-current assets	-	253	29	15	16	-	-
Current liabilities	(3,544)	(4,936)	(211)	(36)	(826)	(45)	(90)
Other long-term liabilities	-	(379)	(38)	(17)	(5)	-	-
Deferred income tax liabilities	(12,188)	(43,712)	(2,341)	-	-	-	-

Total	$299,857	$131,529	$8,785	$7,500	$6,731	$5,499	$1,850

These amounts are based upon management’s estimate of the fair values using valuation techniques including income, cost and market approaches.  In estimating the fair value of the acquired assets and assumed liabilities, the fair value estimates are based on, but not limited to, expected future revenue and cash flows, expected future growth rates, and estimated discount rates.

Accounts receivable are recorded at their fair value that represents the amount we expect to collect. Gross contractual amounts receivable are approximately $0.3 million more than their recorded fair value.

Property and equipment are recorded at their fair value and are being depreciated over their estimated useful lives ranging from three years to 40 years.

The amount related to other intangible assets primarily represents the estimated fair values of retransmission agreements of $34.2 million; advertising client relationships of $13.1 million; and income leases of $4.1 million. These intangible assets are being amortized over the estimated remaining useful lives of 4.4 years for retransmission agreements; 5.5 years for advertising client relationships; and 8.3 years for income leases. Goodwill is calculated as the excess of the consideration transferred over the fair value of the identifiable net assets acquired and liabilities assumed, and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce, as well as expected future synergies.  We expect that goodwill of $88.6 million related to asset acquisitions and for those stock acquisitions that are treated as asset acquisitions based on the tax elections made, will be deductible for tax purposes. We believe that the value of a television station is derived primarily from the attributes of its broadcast license rather than its network affiliation. Consistent with that determination, no fair value was separately allocated to the acquired network affiliation agreements in our 2014 acquisitions. The primary areas of the preliminary purchase price allocation included in the table above, which are not yet finalized, relate to the fair values of property and equipment, deferred income tax liabilities and residual goodwill. Management expects to continue to obtain information to assist in finalizing these preliminary valuations during the measurement period (up to one year from the acquisition date).

In connection with our acquisitions in 2014 we incurred transaction costs totaling $6.2 million that are included in our corporate and administrative expenses.

2013 Acquisitions:

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

We paid $23.0 million for 99% of the outstanding equity interests in Yellowstone and incurred fees of approximately $0.2 million in connection with this acquisition, which fees were expensed upon incurrence. The acquisition was financed with cash from operations. In connection therewith, we entered into a put and call option agreement with the owner of Yellowstone, which we exercised and completed on October 2, 2014, acquiring the remaining 1% of the equity of Yellowstone for $10.0 million. Accordingly, the letter of credit securing that obligation has since been terminated. The total consideration for this acquisition was approximately $32.7 million.

The Company’s consolidated results of operations for the year ended December 31, 2013 include the results of Yellowstone since October 31, 2013. Revenue (less agency commissions) and operating income of Yellowstone included in our consolidated statements of operations were $2.4 million and $0.7 million, respectively, for the year ended December 31, 2013.

Transactions with Excalibur

On October 31, 2013, Gray and Excalibur consummated the acquisition of KJCT-TV, which broadcasts ABC, CW, Telemundo and local programming in the Grand Junction, Colorado, market. At that time, Excalibur acquired the license assets of KJCT-TV for approximately $3.0 million, and we acquired various non-license assets related to KJCT-TV for approximately $9.0 million. Gray financed this acquisition with cash from operations. In connection therewith, we entered into a shared services agreement pursuant to which we provided certain services, including back office, engineering and sales support, and a lease agreement pursuant to which we provided studio and office space to Excalibur. Also in connection with these arrangements, we paid $0.5 million to enter into a put and call option agreement with Excalibur, which we exercised on December 15, 2014, acquiring the assets of Excalibur for a purchase price equal to their outstanding indebtedness of $2.9 million, which was then retired, resulting in a loss on extinguishment of debt of $0.2 million and the termination of our guarantee of Excalibur’s debt. Upon the acquisition of those assets, the primary license of KJCT-TV, the related transmitter and tower were sold to a third party for $75,000, resulting in a loss on disposal of assets of $269,000 in the year ended December 31, 2014. In addition to the tangible assets acquired, we also acquired the various program streams and network affiliations formerly broadcast by Excalibur, which we have transferred to our existing operations the Grand Junction, Colorado market. The total consideration paid to acquire KJCT-TV was $12.0 million.

The Company’s consolidated results of operations for the year ended December 31, 2013 include the results of Excalibur since October 31, 2013.  Revenue (less agency commissions) and operating income attributable to Excalibur included in our consolidated statements of operations were $0.4 million and $0.2 million, respectively, for the year ended December 31, 2013.

For our 2013 Acquisitions, the estimated fair values as of the acquired assets, assumed liabilities and the resulting goodwill are summarized as follows (in thousands):

	Acquisition
	Yellowstone	Excalibur

Cash	$95	$-
Other current assets	280	91
Property and equipment	7,249	2,740
Goodwill	9,421	4,466
Broadcast licenses	14,305	4,161
Other intangible assets	1,709	633
Other non-current assets	70	-
Current liabilities	(304)	(91)
Longterm debt, less current portion	(86)	-

Total	$32,739	$12,000

These amounts were based upon management’s estimate of the fair values using valuation techniques including income, cost and market approaches.  In estimating the fair value of the acquired assets and assumed liabilities, the fair value estimates are based on, but not limited to, expected future revenue and cash flows, expected future growth rates, and estimated discount rates. The amount related to other intangible assets represents primarily the estimated fair values of retransmission agreements of $1.4 million and advertising client relationships of $0.6 million. These intangible assets are being amortized over the estimated remaining useful lives of 1.8 years for retransmission agreements and 7.1 years for advertising client relationships. Acquired property and equipment is being depreciated on a straight-line basis over the respective estimated remaining useful lives.  Goodwill is calculated as the excess of the consideration transferred over the fair value of the identifiable net assets acquired and liabilities assumed, and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce, as well as expected future synergies.  Goodwill will be deductible for tax purposes.

Preliminary Pro Forma Financial Information

The following table sets forth certain unaudited pro forma results of operations of the Company for the years ended December 31, 2014 and 2013 assuming that the Hoak Acquisition and the SJL Acquisition, along with transactions necessary to finance the Hoak Acquisition and the SJL Acquisition, occurred on January 1, 2013 (in thousands, except per share data):

	Year Ended December 31,
	2014	2013

Revenue (less agency commissions)	$565,251	$445,443
Net income	$50,771	$20,665

Basic net income per share	$0.88	$0.36
Diluted net income per share	$0.87	$0.36

This pro forma financial information is based on each of Gray’s, Hoak’s and SJL’s historical results of operations, adjusted for the effect of preliminary fair value estimates and other acquisition accounting adjustments, and is not necessarily indicative of what our results would have been had we completed each of the Hoak Acquisition and the SJL Acquisition on January 1, 2013 or on any other historical date, nor is it reflective of our expected results of operations for any future period. The pro forma adjustments for the years ended December 31, 2014 and 2013 reflect (i) depreciation expense and amortization of finite-lived intangible assets related to the fair value of the assets acquired, (ii) additional interest expense related to the financing of each of the Hoak Acquisition and the SJL Acquisition, (iii) the loss from early extinguishment of debt as if the amendment and restatement of our senior credit facility had ocurred on January 1, 2013, rather than in 2014, and (iv) the related tax effects of the adjustments. This pro forma financial information has been prepared based on estimates and assumptions that we believe are reasonable as of the date hereof, and are subject to change based on, among other things, changes in the fair value estimates or underlying assumptions.

In connection with completing the Hoak Acquisition and SJL Acquisition, in 2014 we incurred a total of $5.1 million of transaction related costs, primarily related to legal, consulting and other professional services. These costs were not included in the 2014 pro forma amounts presented above, but 2013 pro forma net income was adjusted to include these costs as if they were incurred in 2013 as they were directly attributable to the Hoak Acquisition and the SJL Acquisition.

Net revenues and operating income of the businesses acquired in the Hoak Acquisition and the SJL Acquisition included in our actual consolidated statements of operations for the year ended December 31, 2014 were $64.7 million and $25.8 million, respectively.

Pro forma financial information for each of the KEVN Acquisition, the KNDX Acquisition, the Parker Acquisition, the WQCW Acquisition, the Helena Acquisition, the Yellowstone Acquisition and the Excalibur Acquisition are not included, as such information is not material to our financial statements.

3.     Long-term Debt

As of December 31, 2014, long-term debt balances consisted of the following (in thousands):

	December 31,
	2014	2013
Long-term debt:
2014 Senior Credit Facility	$556,438	$-
2012 Senior Credit Facility	-	159,000
2020 Notes	675,000	675,000
Excalibur Loan	-	3,000
Other	-	48
Total outstanding principal	1,231,438	837,048
Plus unamortized premium or less unamortized discount on our 2020 Notes	4,963	5,826
Less current portion	-	(224)
Net carrying value	$1,236,401	$842,650

Borrowing availability under the 2014 Senior Credit Facility	$50,000	$-
Borrowing availability under the 2012 Senior Credit Facility	$-	$30,000

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

On September 15, 2014, we amended the 2014 Senior Credit Facility to increase the commitments under the 2014 Term Loan to $625.0 million, and we borrowed an additional $100.0 million under the 2014 Term Loan. Proceeds from this borrowing were used to fund a portion of the cash purchase price to complete the SJL Acquisition.

2014 Term Loan borrowings bear interest, at our option, at either the Base Rate (as defined below) plus 1.75% to 2.0% or the London Interbank Offered Rate (“LIBOR”) plus 2.75% to 3.0%, subject to a LIBOR floor of 0.75%, in each case based on a first lien leverage ratio test as set forth in the 2014 Senior Credit Facility (the “First Lien Ratio Test”). The 2014 Term Loan also required us to make quarterly principal repayments equal to 0.25% of the outstanding principal amount of the 2014 Term Loan beginning September 30, 2014. However, in December 2014, we made voluntary principal pre-payments totaling $67.0 million on the outstanding balance of the 2014 Term Loan and as a result we are not required to make any additional principal payments until the 2014 Term Loan matures on June 13, 2021.

Borrowings under the 2014 Revolving Credit Facility bear interest, at our option, based on the Base Rate plus 1.0% to 1.5% or LIBOR plus 2.0% to 2.5%, in each case based on the First Lien Ratio Test. Base Rate is defined as the greatest of (i) the administrative agent’s prime rate, (ii) the overnight federal funds rate plus 0.50% and (iii) one-month LIBOR plus 1.0%. We are required to pay a commitment fee on the average daily unused portion of the 2014 Revolving Credit Facility, which rate ranges from 0.375% to 0.50% on an annual basis, based on a first lien ratio test.

The 2014 Revolving Credit Facility matures on June 13, 2019 and the 2014 Term Loan matures on June 13, 2021.

Excluding accrued interest, the amount outstanding under our 2014 Senior Credit Facility as of December 31, 2014 consisted solely of a 2014 Term Loan balance of $556.4 million. As of December 31, 2014, the interest rate on the balance outstanding under the 2014 Senior Credit Facility was 3.8%.

Our maximum borrowing availability under the 2014 Senior Credit Facility as a whole is limited by our required compliance with certain restrictive covenants, including a first lien net leverage ratio covenant. As a part of the 2014 Senior Credit Facility, our borrowing availability under the 2014 Revolving Credit Facility was $50.0 million as of December 31, 2014. Also as of December 31, 2014, we had a deferred loan cost balance, net of accumulated amortization, of $7.4 million related to the 2014 Senior Credit Facility.

Prior to the entry into the 2014 Senior Credit Facility, the 2012 Senior Credit Facility consisted of a revolving loan (the “2012 Revolving Credit Facility”) and a term loan (the “2012 Term Loan”). Excluding accrued interest, the amount outstanding under our 2012 Senior Credit Facility as of December 31, 2013 consisted solely of a 2012 Term Loan balance of $159.0 million. As of December 31, 2013, the interest rate on the balance outstanding under the 2012 Senior Credit Facility was 4.8%.

In connection with the entry into the 2014 Senior Credit Facility on June 13, 2014, we incurred loan issuance costs of approximately $7.1 million, including bank fees and other professional fees. In connection with our amendment on September 15, 2014, we incurred loan issuance costs of approximately $2.1 million, including bank fees and other professional fees.

The amendment and restatement of the 2012 Senior Credit Facility on June 13, 2014 was determined to be a significant modification and, as a result, we recorded a related loss from early extinguishment of debt of $4.9 million in the year ended December 31, 2014. The amendment of the 2014 Senior Credit Facility on September 15, 2014 was determined not to be a significant modification.

2020 Notes

As of December 31, 2014 and 2013, we had $675.0 million of our 7½% Senior Notes due 2020 (the “2020 Notes”) outstanding. As of December 31, 2014, the coupon interest rate and the yield on the 2020 Notes were 7.5% and 7.3%, respectively. As of December 31, 2014 and 2013, we had a deferred loan cost balance, net of accumulated amortization, of $11.3 million and $13.2 million, related to our 2020 Notes.

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

The 2020 Notes mature on October 1, 2020. Interest on the 2020 Notes is payable semiannually, on April 1 and October 1 of each year. As of December 31, 2014 and 2013, we were in compliance with all covenants required under the 2020 Notes.

Gray Television, Inc. is a holding company with no material independent assets or operations. For all periods presented, the 2020 Notes have been fully and unconditionally guaranteed, on a joint and several, senior unsecured basis, by all of Gray Television, Inc.’s subsidiaries. As December 31, 2014, there were no significant restrictions on the ability of Gray Television, Inc.’s subsidiaries to distribute cash to Gray or to the guarantor subsidiaries.

Excalibur Loan

Excalibur entered into a loan agreement for $3.0 million with a third party in order to finance its purchase of certain license assets of KXJB-TV in the Grand Junction, Colorado market as described in Note 2 “Acquisitions.” We guaranteed Excalibur’s obligations under the related loan agreement. From October 31, 2013 through December 15, 2014, Excalibur was considered to be a VIE whose financial condition and results of operations were consolidated with ours in accordance with GAAP. On December 15, 2014, we acquired the assets of KXJB-TV owned by Excalibur and the outstanding balance of the loan and all accrued interest thereon, in the total amount of $2.9 million, was repaid by Excalibur and our guarantee was terminated. As a result of this repayment and termination of the loan we recorded a loss on extinguishment of debt in the year ended December 31, 2014 of $0.2 million. Also see Note 1 “Description of Business and Summary of Significant Accounting Policies” for more information about Excalibur.

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

In connection with the issuance of $375.0 million of our 2020 Notes in 2013, we incurred issuance costs of approximately $7.3 million, including bank fees and other professional fees. In connection with the issuance of $300.0 million of our 2020 Notes in 2012, we incurred issuance costs of approximately $7.3 million, including bank fees and other professional fees. Net proceeds from the sale of the $300.0 million of our 2020 Notes in 2012 were approximately $290.9 million, after deducting the initial purchasers’ discounts and fees and expenses. We used the net proceeds from the sale of $300.0 million of our 2020 Notes in 2012 to (i) repurchase all of the 2015 Notes validly tendered and not properly withdrawn in the Tender Offer on or before the early tender deadline thereof, (ii) pay related fees and expenses, including applicable Tender Offer premiums, and (iii) repurchase the outstanding shares of our Series D perpetual preferred stock, including paying accrued dividends thereon.

On October 12, 2012, we amended and restated our prior senior credit facility (the “Prior Credit Facility”) in the form of the 2012 Senior Credit Facility. Proceeds from borrowings under the 2012 Senior Credit Facility, together with cash on hand, were used to repay all remaining amounts outstanding under the Prior Credit Facility and to pay related fees and expenses.

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

Maturities

Aggregate minimum principal maturities on long-term debt as of December 31, 2014 were as follows (in thousands):

Minimum Principal Maturities
Year	2014 Senior Credit Facility	2020 Notes	Total
2015	$-	$-	$-
2016	-	-	-
2017	-	-	-
2018	-	-	-
2019	-	-	-
Thereafter	556,438	675,000	1,231,438
Total	$556,438	$675,000	$1,231,438

Interest Payments

For all of our interest bearing obligations, we made interest payments of approximately $61.9 million, $49.4 million and $53.3 million during 2014, 2013 and 2012, respectively. We did not capitalize any interest payments during the years ended December 31, 2014, 2013 or 2012.

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

The carrying amount of our long-term debt was $1.2 billion and $842.9 million, respectively, and the fair value was $1.2 billion and $877.5 million, respectively, as December 31, 2014 and 2013. We classify our long-term debt within Level 2 of the fair value hierarchy.

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

Our Board of Directors has authorized Gray to repurchase an aggregate of up to 5,000,000 shares of its common stock and Class A common stock at times as management deems appropriate, subject to any contractual or other restrictions. As of December 31, 2014, 279,200 shares of our common stock and Class A common stock remain available for repurchase under these authorizations. There is no expiration date for these authorizations. Shares repurchased are held as treasury shares and used for general corporate purposes including, but not limited to, satisfying obligations under our employee benefit plans and long term incentive plans. Treasury stock is recorded at cost. During the years ended December 31, 2014, 2013 and 2012, we did not make any repurchases under these authorizations.

For the years ended December 31, 2014, 2013 and 2012, we did not declare or pay any common stock or Class A common stock dividends.

Except for the payment of dividends in the year ended December 31, 2012 in connection with repurchases of shares of our then outstanding Series D Perpetual Preferred Stock, we did not pay any cash dividends on our Series D Perpetual Preferred Stock in any period presented. See Note 6 “Preferred Stock” for further discussion of our Series D Perpetual Preferred Stock dividend payments and repurchases.

Under our various employee benefit plans, we may, at our discretion, issue authorized and unissued shares, or previously issued shares held in treasury, of our Class A common stock or common stock. As of December 31, 2014, we had reserved 7,116,171 shares and 763,706 shares of our common stock and Class A common stock, respectively, for future issuance under various employee benefit plans. As of December 31, 2013, we had reserved 7,431,473 shares and 1,000,000 shares of our common stock and Class A common stock, respectively, for future issuance under various employee benefit plans.

6.      Preferred Stock

In 2008, we issued an aggregate of 1,000 shares of our Series D Perpetual Preferred Stock, no par value. Until the completion of the redemption of all of such shares described below, $8.4 million of original issue discount, transaction fees and expenses related thereto were being accreted over a seven-year period ending June 30, 2015.

In 2012, we repurchased the remaining approximately $25.9 million in face amount of outstanding Series D Perpetual Preferred Stock, and paid $16.7 million in accrued dividends thereon. We used cash on hand and proceeds from the issuance of our 2020 Notes to fund these transactions. As of December 31, 2014 and 2013, we did not have any shares of our Series D Perpetual Preferred Stock outstanding.

Except for the payment of dividends in connection with the repurchases of shares of our Series D Perpetual Preferred Stock, we did not pay cash dividends on the Series D Perpetual Preferred Stock in any period presented. In accordance with the terms of the Series D Perpetual Preferred Stock, the dividend rate thereon was at 17.0% per annum for the year ended December 31, 2012.

7.     Stock-Based Compensation

We recognize compensation expense for stock-based payment awards made to our employees and directors, including stock options and restricted shares under our 2007 Long-Term Incentive Plan, as amended (the “2007 Incentive Plan”) and our Directors’ Restricted Stock Plan. The following table presents our stock-based compensation expense and related income tax benefits for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Year Ended December 31,
	2014	2013	2012
Stock-based compensation expense, gross	$5,012	$1,974	$878
Income tax benefit at our statutory rate associated with stock-based compensation	(1,955)	(770)	(342)
Stock-based compensation expense, net	$3,057	$1,204	$536

2007 Long Term Incentive Plan

The 2007 Long Term Incentive Plan, as amended (the “2007 Incentive Plan”), provides for the grant of incentive stock options, nonqualified stock options, restricted stock awards, stock appreciation rights, and performance awards to acquire shares of our Class A common stock or common stock, or the receipt of other awards based on our performance, to our employees and non-employee directors.

We recognize the fair value of stock options granted on the date of grant as compensation expense, and such expense is amortized over the vesting period of the stock option. The 2007 Incentive Plan allows us to grant share-based awards for up to 6.0 million shares of stock, with not more than 1.0 million out of that 6.0 million being Class A common stock and the remaining shares being common stock. As of December 31, 2014, 4.5 million shares of our common stock and 0.8 million shares of our Class A common stock were available for issuance under the 2007 Incentive Plan. Shares of common stock and Class A common stock underlying outstanding options and performance awards are counted as issued under the 2007 Incentive Plan. Under the 2007 Incentive Plan, the options granted typically vest after a two- to four-year period and expire three to eight years after vesting. However, options will vest immediately upon a “change in control” as such term is defined in the 2007 Incentive Plan. All options have been granted with purchase prices that equal the market value of the underlying stock at the close of business on the date of the grant.

During the year ended December 31, 2014, we granted 312,961 shares of restricted common stock to our employees, of which 68,991 shares vested on the date of grant; 127,316 shares vested on January 17, 2015; and 58,327 shares will vest on each of January 17, 2016 and January 17, 2017. Also during the year ended December 31, 2014, we granted 194,413 shares of restricted Class A common stock to an employee, of which 31,821 shares vested on the date of grant; 75,412 shares vested on January 17, 2015; and 43,590 shares will vest on each of January 17, 2016 and January 17, 2017. Also during the year ended December 31, 2014, we granted 41,881 shares of restricted Class A common stock to our non-employee directors, all of which vested on January 1, 2015.

During the year ended December 31, 2013, we granted 318,852 shares of restricted common stock to our employees, of which 107,224 shares vested in the year ended December 31, 2013; 70,542 shares vested on March 19, 2014; and 70,542 will vest on each of March 19, 2015 and March 19, 2016. During the year ended December 31, 2013, we granted 63,210 shares of restricted common stock to our non-employee directors. These shares vested on January 1, 2014.

During the year ended December 31, 2012, we granted 432,396 shares of restricted common stock to our executive officers and non-employee directors, and we also granted options to acquire 359,568 shares of our common stock to our executive officers. We later modified the terms of these shares of restricted stock. As a result of the modification, these shares of restricted common stock fully vested on December 14, 2012 and $0.4 million in stock-based compensation expense was recognized during the year ended December 31, 2012 that otherwise would have been recognized in later periods. Had these agreements not been modified, these shares of restricted common stock would have fully vested by April 2, 2015. The modifications affected the restricted stock granted to four executive officers and nine non-employee directors.

Directors’ Restricted Stock Plan

On May 14, 2003, our stockholders approved a restricted stock equity incentive plan for our Board of Directors (the “Directors’ Restricted Stock Plan”). We have reserved 1.0 million shares of our common stock for issuance under this plan and, as of December 31, 2014, there were 770,000 shares available for future award. Under the Directors’ Restricted Stock Plan, each director can be awarded up to 10,000 shares of restricted stock each calendar year. During the years ended December 31, 2014, 2013 and 2012, we did not grant any restricted stock awards under the Directors’ Restricted Stock Plan.

A summary of restricted stock activity related to our common stock for the years ended December 31, 2014, 2013 and 2012 under our 2007 Incentive Plan is as follows:

	Year Ended December 31,
	2014		2013		2012
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Number	Grant Date	Number	Grant Date	Number	Grant Date
	of	Fair Value	of	Fair Value	of	Fair Value
	Shares	Per Share	Shares	Per Share	Shares	Per Share

Restricted stock - common:
Outstanding - beginning of period	274,838	$4.43	-	$-	-	$-
Granted	312,961	11.78	382,062	5.20	432,396	1.65
Vested	(202,743)	6.93	(107,224)	7.16	(432,396)	1.65
Outstanding - end of period	385,056	$9.09	274,838	$4.43	-	$-

A summary of restricted stock activity related to our Class A common stock for the years ended December 31, 2014, 2013 and 2012 under our 2007 Incentive Plan is as follows:

	Year Ended December 31,
	2014		2013		2012
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Number	Grant Date	Number	Grant Date	Number	Grant Date
	of	Fair Value	of	Fair Value	of	Fair Value
	Shares	Per Share	Shares	Per Share	Shares	Per Share

Restricted stock - common:
Outstanding - beginning of period	-	$-	-	$-	10,000	$4.94
Granted	236,294	9.80	-	-	-	-
Vested	(31,821)	9.75	-	-	(10,000)	4.94
Outstanding - end of period	204,473	$9.81	-	$-	-	$-

A summary of stock option activity related to our common stock for the years ended December 31, 2014, 2013 and 2012 under our 2007 Incentive Plan is as follows:

	Year Ended December 31,
	2014		2013		2012
	Number of Shares Underlying Options	Weighted Average Exercise Price	Number of Shares Underlying Options	Weighted Average Exercise Price	Number of Shares Underlying Options	Weighted Average Exercise Price
Common stock:
Options outstanding - beginning of period	274,746	$1.99	1,316,068	$5.98	1,002,350	$7.50
Options granted	-	-	-	-	359,568	1.99
Options exercised	-	-	(119,822)	2.34	-	-
Options forfeited	-	-	-	-	(8,700)	5.32
Options expired	-	-	(921,500)	7.64	(37,150)	8.72
Options outstanding - end of period	274,746	$1.99	274,746	$1.99	1,316,068	$5.98

Options exercisable at end of period	137,376	$1.99	68,688	$1.99	956,500	$7.48

The aggregate intrinsic value of outstanding stock options was $2.5 million based on the closing market price of our common stock on December 31, 2014.

As of December 31, 2014, we had $1.7 million of total unrecognized compensation expense related to all non-vested share based compensation arrangements. The expense is expected to be recognized over a period of 2.0 years.

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

Federal and state and local income tax expense (benefit) is summarized as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Current:
Federal	$-	$-	$-
State and local	996	118	974
State and local - reserve for uncertain tax positions	(198)	(136)	(1,015)
Current income tax expense (benefit)	798	(18)	(41)
Deferred:
Federal	28,231	12,218	16,854
State and local	2,707	947	2,375
Deferred income tax expense	30,938	13,165	19,229
Total income tax expense	$31,736	$13,147	$19,188

Significant components of our deferred tax liabilities and assets are as follows (in thousands):

	December 31,
	2014	2013
Deferred tax liabilities:
Net book value of property and equipment	$20,195	$9,797
Broadcast licenses, goodwill and other intangibles	341,654	285,553
Total deferred tax liabilities	361,849	295,350

Deferred tax assets:
Liability for accrued vacation	1,900	926
Liability for accrued bonus	3,440	2,401
Loan acquisition costs	447	1,664
Allowance for doubtful accounts	572	284
Liability under health and welfare plan	1,111	936
Liability for pension plan	16,900	10,501
Federal operating loss carryforwards	55,425	78,597
State and local operating loss carryforwards	7,102	9,922
Alternative minimum tax carryforwards	386	386
Unearned income	214	396
Network compensation	-	174
Stock options	119	76
Acquisition costs	776	300
Restricted stock	1,479	192
Other	206	49
Total deferred tax assets	90,077	106,804
Valuation allowance for deferred tax assets	(2,052)	(2,748)
Net deferred tax assets	88,025	104,056

Deferred tax liabilities, net of deferred tax assets	$273,824	$191,294

We have approximately $159.8 million in federal operating loss carryforwards, which expire during the years 2022 through 2031. Additionally, we have an aggregate of approximately $181.8 million of various state operating loss carryforwards. We project to have taxable income in the carryforward periods. Therefore, we believe that it is more likely than not that the federal net operating loss carryforwards will be fully utilized.

A valuation allowance has been provided for a portion of the state net operating loss carryforwards. We believe that we will not meet the more likely than not threshold in certain states due to the uncertainty of generating sufficient income. Therefore, the state valuation allowance at December 31, 2014 and 2013 was $2.1 million and $2.7 million, respectively.

Our total valuation allowance provided for deferred income tax assets decreased $0.7 million for the year ended December 31, 2014 due to changes in estimated utilization of state operating loss carryforwards. Our total valuation allowance provided for deferred income tax assets decreased $0.4 million for the year ended December 31, 2013 due to changes in estimated utilization of state operating loss carryforwards.

A reconciliation of income tax expense at the statutory federal income tax rate and income taxes as reflected in the consolidated financial statements for the years ended December 31, 2014, 2013 and 2012 is as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Statutory federal rate applied to income before income tax expense	$27,929	$11,002	$16,561
Current year permanent items	849	669	825
State and local taxes, net of federal tax benefit	4,050	1,432	4,191
Change in valuation allowance	(696)	(409)	(1,463)
Reserve for uncertain tax positions	(198)	(136)	(1,015)
Other items, net	(198)	589	89
Income tax expense as recorded	$31,736	$13,147	$19,188

Effective income tax rate	39.8%	41.8%	40.6%

As of each year end, we are required to adjust our pension liability to an amount equal to the funded status of our pension plans with a corresponding adjustment to other comprehensive income on a net of tax basis. During 2014, we increased our recorded non-current pension liability by $17.1 million and recognized other comprehensive loss of $10.4 million, net of a $6.7 million tax benefit. During 2013, we decreased our recorded non-current pension liability by $16.0 million and recognized other comprehensive gain of $9.8 million, net of a $6.2 million tax expense. During 2012, we increased our recorded non-current pension liability by $6.2 million and recognized other comprehensive loss of $3.8 million, net of a $2.4 million tax benefit.

In 2014, 2013 and 2012, we made income tax payments (net of refunds) of $0.4 million, $0.5 million and $0.8 million, respectively. At December 31, 2014 and 2013, we had current income taxes payable of approximately $1.9 million and $1.5 million, respectively.

We prescribe a recognition threshold and measurement attribution for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities.

As of December 31, 2014 and 2013, we had approximately $1.3 million and $1.5 million, respectively, of unrecognized tax benefits. All of these unrecognized tax benefits would impact our effective tax rate if recognized. The liability for unrecognized tax benefits is recorded net of any federal tax benefit that would result from payment.

We have accrued estimates of interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2014 and 2013, we had recorded a liability for potential penalties and interest of approximately $0.6 million and $0.7 million, respectively, related to uncertain tax positions.

The following table summarizes the activity related to our unrecognized tax benefits, net of federal benefit, excluding interest and penalties for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Year Ended December 31,
	2014	2013	2012
Balance at beginning of period	$782	$880	$1,597
Reduction in benefit from lapse in statute of limitations	(125)	(98)	(717)
Balance at end of period	$657	$782	$880

While it is difficult to calculate with any certainty, we estimate a decrease of $0.5 million, exclusive of interest and penalties, will be recorded for uncertain tax positions over the next twelve months resulting from expiring statutes of limitations for state tax issues.

We file income tax returns in the U.S. federal and multiple state jurisdictions. With few exceptions, we are no longer subject to U.S. federal, or state and local tax examinations by tax authorities for years prior to 2001. This extended open adjustment period is due to material amounts of net operating loss carryforwards, which exist at the federal level and in multiple-state jurisdictions arising from the 2002 and 2003 tax years.

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

The measurement dates used to determine the benefit information for our active defined benefit pension plan were December 31, 2014 and 2013, respectively. The following summarizes the active pension plan’s funded status and amounts recognized on our consolidated balance sheets at December 31, 2014 and 2013, respectively (dollars in thousands):

	December 31,
	2014	2013
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$83,533	$83,236
Service cost	5,162	5,165
Interest cost	4,106	3,553
Actuarial losses (gains)	16,712	(7,158)
Benefits paid	(1,507)	(1,263)
Projected benefit obligation at end of year	$108,006	$83,533

Change in plan assets:
Fair value of pension plan assets at beginning of year	$58,063	$46,662
Actual return on plan assets	3,940	8,216
Company contributions	6,317	4,448
Benefits paid	(1,507)	(1,263)
Fair value of pension plan assets at end of year	66,813	58,063
Funded status of pension plan	$(41,193)	$(25,470)

Amounts recognized in our balance sheets consist of:
Accrued benefit cost	$(10,057)	$(10,337)
Accumulated other comprehensive income	(31,136)	(15,133)
Net liability recognized	$(41,193)	$(25,470)

        The accumulated benefit obligation amounts for our active defined benefit pension plan were $92.8 million and $72.2 million at December 31, 2014 and 2013, respectively. The long-term rate of return on assets assumption of was chosen from a best estimate range based upon the anticipated long-term returns for asset categories in which the pension plan is invested. The estimated rate of increase in compensation levels of is based on historical compensation increases for our employees.

	Year Ended December 31,
	2014	2013
Weighted-average assumptions used to determine net periodic benefit cost for our active pension plan:
Discount rate	4.97%	4.31%
Expected long-term rate of return on pension plan assets	7.00%	7.00%
Estimated rate of increase in compensation levels	5.63%	5.63%

	As of December 31,
	2014	2013
Weighted-average assumptions used to determine benefit obligations:
Discount rate	4.00%	4.97%
Estimated rate of increase in compensation levels	5.63%	5.63%

Pension expense is computed using the projected unit credit actuarial cost method. The net periodic pension cost for our active pension plan includes the following components (in thousands):

	Year Ended December 31,
	2014	2013	2012
Components of net periodic pension cost:
Service cost	$5,162	$5,165	$4,452
Interest cost	4,106	3,553	3,315
Expected return on plan assets	(4,200)	(3,400)	(2,609)
Recognized net actuarial loss	969	3,131	2,527
Net periodic pension cost	$6,037	$8,449	$7,685

For our active pension plan, the estimated future benefit payments are as follows (in thousands):

Years	Amount
2015	$1,989
2016	2,218
2017	2,455
2018	2,695
2019	3,071
2020	-	2024	23,153

The active pension plan’s weighted-average asset allocations by asset category were as follows:

	As of December 31,
	2014	2013
Asset category:
Insurance general account	28%	32%
Cash management accounts	3%	3%
Equity accounts	64%	60%
Fixed income account	5%	5%
Total	100%	100%

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

The following table presents the fair value of our active pension plan’s assets and classifies them by level within the fair value hierarchy as of December 31, 2014 and 2013, respectively (in thousands):

Active Pension Plan Fair Value Measurements

	As of December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Insurance general account	$-	$18,598	$-	$18,598
Cash management accounts	-	2,319	-	2,319
Equity accounts	-	42,608	-	42,608
Fixed income account	-	3,288	-	3,288
Total	$-	$66,813	$-	$66,813

	As of December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Insurance general account	$-	$18,759	$-	$18,759
Cash management accounts	-	1,959	-	1,959
Equity accounts	-	34,603	-	34,603
Fixed income account	-	2,742	-	2,742
Total	$-	$58,063	$-	$58,063

Acquired Pension Plans

In 2002 and 1998, we acquired companies with two underfunded pension plans (the “Acquired Pension Plans”). The Acquired Pension Plans were frozen by their prior plan sponsors and no new participants can be added to the Acquired Pension Plans. As of December 31, 2014, the Acquired Pension Plans had combined plan assets of $5.9 million and combined projected benefit obligations of $8.0 million. As of December 31, 2013, the Acquired Pension Plans had combined plan assets of $5.5 million and combined projected benefit obligations of $6.9 million. The net liability for the two Acquired Pension Plans is recorded as a liability in our financial statements as of December 31, 2014 and 2013.

Contributions

We expect to contribute a combined total of approximately $5.3 million to our active pension plan and the Acquired Pension Plans during the year ending December 31, 2015.

Capital Accumulation Plan

The Capital Accumulation Plan provides additional retirement benefits for substantially all employees. The Capital Accumulation Plan provides our employees with an investment option in our common stock and Class A common stock. It also allows for a matching contribution to be made by the Company in the form of our common stock. On December 9, 2008 and May 2, 2007, our Board of Directors increased the number of shares reserved for the Capital Accumulation Plan by 2,000,000 and 1,000,000 shares of our common stock, respectively. As of December 31, 2014, 1,593,412 shares remained available for issuance under the plan.

We may match employee contributions to the Capital Accumulation Plan, and such contributions may not exceed 6% of the employees’ gross pay. Our percentage match amount, if any, is determined by our Board of Directors before the beginning of each plan year and is made by a contribution of our common stock. Effective December 31, 2008, our Board of Directors suspended our matching contributions for the majority of our employees. For the years ended December 31, 2014, 2013 and 2012, our percentage match was 50% for certain employees included in a collective bargaining unit at one of our stations, although we did not match contributions for the remainder of our employees. Our contributions vest, based upon each employee’s number of years of service, over a period not to exceed five years.

Our matching contributions for the years ended December 31, 2014, 2013 and 2012 are as follows (dollars in thousands):

	Year Ended December 31,
	2014		2013		2012
	Shares	Amount	Shares	Amount	Shares	Amount
Matching contributions to the Capital Accumulation Plan	2,341	$25	5,235	$28	14,293	$26

10.     Commitments and Contingencies

We have various contractual and other commitments requiring future payments. These commitments include amounts required to be paid to purchase equipment, under operating lease commitments for equipment, land and office space, and commitments for various syndicated television programs. Future minimum payments for these commitments as of December 31, 2014 are as follows (in thousands):

			Syndicated	Network
		Operating	Television	Affiliation
Year	Equipment	Leases	Programming	Agreements	Total
2015	$443	$2,092	$3,601	$73,351	$79,487
2016	-	1,613	7,739	86,785	96,137
2017	-	1,283	1,969	102,993	106,245
2018	-	1,074	478	111,566	113,118
2019	-	913	265	40,171	41,349
Thereafter	-	2,395	350	-	2,745
Total	$443	$9,370	$14,402	$414,866	$439,081

The amounts in the table above are estimates of commitments that are in addition to the liabilities accrued for on our consolidated balance sheet as of December 31, 2014.

Leases

We have no material capital leases. Where leases include rent holidays, rent escalations, rent concessions and leasehold improvement incentives, the value of these incentives are amortized over the lease term including anticipated renewal periods. Leasehold improvements are depreciated over the associated lease term including anticipated renewal periods. Rent expense resulting from operating leases for the years ended December 31, 2014, 2013 and 2012 were $2.2 million, $1.6 million and $1.5 million, respectively.

Legal Proceedings and Claims

We are subject to legal proceedings and claims that arise in the normal course of our business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions, will not materially affect our financial position, results of operations or cash flows, although legal proceedings are subject to inherent uncertainties, and unfavorable rulings or events could occur that could negatively affect us, possibly materially.

11.     Goodwill and Intangible Assets

During the years ended December 31, 2014 and 2013, we acquired various television broadcast stations and broadcast licenses. As a result of these acquisitions, our goodwill and intangible balances increased during each of these years. See Note 2 “Acquisitions” for more information regarding these transactions. A summary of changes in our goodwill and other intangible assets, on a net basis, for the years ended December 31, 2014 and 2013 is as follows (in thousands):

	Net Balance at				Net Balance at
	December 31,				December 31,
	2013	Additions	Impairment	Amortization	2014
Goodwill	$184,409	$189,981	$-	$-	$374,390
Broadcast licenses	838,982	184,598	-	-	1,023,580
Definite lived intangible assets	2,644	53,455	-	(8,297)	47,802
Total intangible assets net of accumulated amortization	$1,026,035	$428,034	$-	$(8,297)	$1,445,772

	Net Balance at				Net Balance at
	December 31,				December 31,
	2012	Additions	Impairment	Amortization	2013
Goodwill	170,522	$13,887	$-	$-	$184,409
Broadcast licenses	819,188	19,794	-	-	838,982
Definite lived intangible assets	637	2,343	-	(336)	2,644
Total intangible assets net of accumulated amortization	$990,347	$36,024	$-	$(336)	$1,026,035

A summary of changes in our goodwill, on a gross basis, for the years ended December 31, 2014 and 2013 is as follows (in thousands):

	As of			As of
	December 31, 2013	Additions	Impairment	December 31, 2014
Goodwill, gross	$283,005	$189,981	$-	$472,986
Accumulated goodwill impairment	(98,596)	-	-	(98,596)
Goodwill, net	$184,409	$189,981	$-	$374,390

	As of			As of
	December 31, 2012	Additions	Impairment	December 31, 2013
Goodwill, gross	$269,118	$13,887	$-	$283,005
Accumulated goodwill impairment	(98,596)	-	-	(98,596)
Goodwill, net	$170,522	$13,887	$-	$184,409

As of December 31, 2014 and 2013, our intangible assets and related accumulated amortization consisted of the following (in thousands):

	As of December 31, 2014			As of December 31, 2013
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Intangible assets not subject to amortization:
Broadcast licenses	$1,077,279	$(53,699)	$1,023,580	$892,681	$(53,699)	$838,982
Goodwill	374,390	-	374,390	184,409	-	184,409
	$1,451,669	$(53,699)	$1,397,970	$1,077,090	$(53,699)	$1,023,391

Intangible assets subject to amortization:
Network affiliation agreements	$1,264	$(1,264)	$-	$1,264	$(1,264)	$-
Other definite lived intangible assets	69,281	(21,479)	47,802	15,826	(13,182)	2,644
	$70,545	$(22,743)	$47,802	$17,090	$(14,446)	$2,644

Total intangibles	$1,522,214	$(76,442)	$1,445,772	$1,094,180	$(68,145)	$1,026,035

Amortization expense for the years ended December 31, 2014, 2013 and 2012 was $8.3 million, $0.3 million and $0.1 million, respectively. Based on the current amount of intangible assets subject to amortization, we expect that amortization expense for the succeeding five years will be as follows: 2015, $10.9 million; 2016, $10.4 million; 2017, $9.8 million; 2018, $5.2 million; and 2019, $3.7 million. If and when acquisitions and dispositions occur in the future, actual amounts may vary from these estimates.

Impairment of goodwill and broadcast license

As of December 31, 2014 and 2013, we tested our goodwill, broadcast licenses and other intangible asset recorded values for potential impairment and concluded that the balances were reasonably stated. As a result, we did not record an impairment expense for our goodwill, broadcast licenses or other intangible assets during 2014, 2013 or 2012.

See Note 1 “Description of Business and Summary of Significant Accounting Policies” for further discussion of our accounting policies regarding goodwill, broadcast licenses and other intangible assets.

12.     Selected Quarterly Financial Data (Unaudited)

	Fiscal Quarter
	First	Second	Third	Fourth
	(In thousands, except for per share data)
Year Ended December 31, 2014:
Revenue (less agency commissions)	$91,297	$107,249	$131,702	$177,886
Operating income	17,410	23,186	41,156	72,021
Net income	1,277	1,591	13,940	31,253

Basic net income per share	$0.02	$0.03	$0.24	$0.54

Diluted net income per share	$0.02	$0.03	$0.24	$0.53

Year Ended December 31, 2013:
Revenue (less agency commissions)	$78,169	$84,285	$88,288	$95,556
Operating income	15,060	21,312	24,220	23,288
Net income	870	5,144	7,073	5,201

Basic net income per share	$0.02	$0.09	$0.12	$0.09

Diluted net income per share	$0.02	$0.09	$0.12	$0.09

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2014 identified in connection with this evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.   Other Information.

None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance.

The information to be set forth under the headings “Election of Directors,” “Corporate Governance - Board Committees And Membership,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for the 2015 Annual Meeting of Stockholders (to be filed within 120 days after December 31, 2014) is incorporated herein by reference. In addition, the information set forth under "Executive Officers of the Registrant" in Part I of this Report is incorporated herein by reference.

Item 11.   Executive Compensation.

The information to be set forth under the headings “Executive Compensation,” “Report of Management Personnel Committee” and “Compensation Committee Interlocks and Insider Participation” in our definitive Proxy Statement for the 2015 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information to be set forth under the heading "Stock Ownership" in our definitive Proxy Statement for the 2015 Annual Meeting of Stockholders is incorporated herein by reference.

Equity Compensation Plan Information

The following table gives information about the common stock and Class A common stock that may be issued upon the exercise of options, warrants and rights under all existing equity compensation plans as of December 31, 2014.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in 1st column)

Common Stock:
Equity compensation plans approved by security holders	274,746	(1)	$1.99	4,484,307	(1)(2)

Equity compensation plans not approved by security holders	-		$-	-
Total	274,746			4,484,307

Class A Common Stock:
Equity compensation plans approved by security holders	-	(1)	$-	763,706	(1)

Equity compensation plans not approved by security holders	-		$-	-
Total	-			763,706

(1)

Under our 2007 Long-Term Incentive Plan, as of December 31, 2014, we were authorized to issue additional awards to acquire up to 4,478,013 shares of either our common stock or our Class A common stock; however, of this amount, we cannot grant share-based awards to acquire in excess of 763,706 shares of our Class A common stock. For purposes of this disclosure, we have assumed the future issuance of share-based awards to acquire 3,714,307 shares of our common stock and 763,706 shares of our Class A common stock, the maximum number of shares of Class A common stock issuable. We may, from time to time in the future, issue awards exercisable for more shares of common stock and less shares of Class A common stock.

(2)	Includes 770,000 shares of our common stock that are issuable under our Directors’ Restricted Stock Plan.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

The information to be set forth under the headings "Certain Relationships and Related Party Transactions" and "Corporate Governance" in our definitive Proxy Statement for the 2015 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14.   Principal Accountant Fees and Services.

The information to be set forth under the heading “Proposal 2 – Ratification of the Company’s Independent Registered Public Accounting Firm for 2015” in our definitive Proxy Statement for the 2015 Annual Meeting of Stockholders concerning principal accountant fees and services is incorporated herein by reference.

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

2.1

Purchase Agreement, dated as of November 20, 2013, among Hoak Media LLC and Gray Television Group, Inc. (incorporated by reference to Exhibit 2.1 to our Annual Report on Form 10-K for the year ended December 31, 2013)

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

4.2

Supplemental Indenture, dated as of October 18, 2013, by and among Gray Television, Inc., the guarantors signatory thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on October 21, 2013)

4.3

Second Supplemental Indenture, dated as of December 31, 2013, by and among Gray Television, Inc., the guarantors signatory thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.3 to our Annual Report on Form 10-K for the year ended December 31, 2013)

4.4	Form of 7½% Senior Note due 2020 (incorporated by reference to Exhibit B to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on October 9, 2012)

10.1	Director Restricted Stock Plan (incorporated by reference to Exhibit 10.12 to our Annual Report on Form 10-K (File No. 001-13796) for the year ended December 31, 2002)*

10.2

Second Amended and Restated Credit Agreement, dated as of June 13, 2014, by and among Gray Television, Inc., as borrower, the lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Bank, Bank of America, N.A., as Syndication Agent, Royal Bank of Canada as Documentation Agent and Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and RBC Capital Markets, as Joint Lead Arrangers and Joint Bookrunners (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on June 13, 2014)

10.3

First Amendment and Incremental Facility Agreement dated as of September 15, 2014, to the Second Amended and Restated Credit Agreement dated, as of June 13, 2014, by and among Gray Television, Inc., and the lenders and agents thereto (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 31, 2014).

10.4

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

Exhibit Number	Description of Documents

10.6

Form of Nonqualified Stock Option Award Agreement Pursuant to 2007 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012)*

10.7

Form of Restricted Stock Award Agreement Pursuant to 2007 Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012)*

10.8	2007 Long Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012)*

10.9	Description of Annual Incentive Plan Structure (incorporated by reference to Exhibit 10.8 to our Annual Report on Form 10-K for the year ended December 31, 2013)*

21.1	Subsidiaries of the Registrant

23.1	Consent of McGladrey LLP

31.1	Rule 13a-14(a) Certificate of Chief Executive Officer

31.2	Rule 13a-14(a) Certificate of Chief Financial Officer

32.1	Section 1350 Certificate of Chief Executive Officer

32.2	Section 1350 Certificate of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.

(c)	Financial Statement Schedules – The response to this section is submitted as a part of Item 15 (a) (1) and (2).

GRAY TELEVISION, INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Col. A	Col. B	Col. C		Col. D	Col. E
		Additions
Description	Balance at Beginning of Period	(1) Charged to Costs and Expenses	(2) Charged to Other Accounts (a)	Deductions(b)	Balance at End of Period

Year Ended December 31, 2014:
Allowance for doubtful accounts	$730	$1,356	$290	$(709)	$1,667
Valuation allowance for deferred tax assets	$2,748	$3	$-	$(699)	$2,052

Year Ended December 31, 2013:
Allowance for doubtful accounts	$2,064	$432	$-	$(1,766)	$730
Valuation allowance for deferred tax assets	$3,157	$92	$-	$(501)	$2,748

Year Ended December 31, 2012:
Allowance for doubtful accounts	$2,314	$140	$-	$(390)	$2,064
Valuation allowance for deferred tax assets	$4,620	$4	$-	$(1,467)	$3,157

(a)	In 2014, the change in the allowance for doubtful accounts represents the fair value of balances assumed in acquisition transactions. See Note 2 “Acquisitions” for further information.

(b)

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

Gray Television, Inc.

Date: March 5, 2015	By:	/s/ Hilton H. Howell, Jr.
Hilton H. Howell, Jr.,
Vice-Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 5, 2015	By:	/s/ William E. Mayher, III
William E. Mayher, III, Chairman of the Board

Date: March 5, 2015	By:	/s/ Richard L. Boger
Richard L. Boger, Director

Date: March 5, 2015	By:	/s/ T. L. ELDER
T. L. Elder, Director

Date: March 5, 2015	By:	/s/ Hilton H. Howell, Jr.
Hilton H. Howell, Jr., Vice-Chairman, President and Chief Executive Officer, Director

Date: March 5, 2015	By:	/s/ Robin R. Howell
Robin R. Howell, Director

Date: March 5, 2015	By:	/s/ Howell W. Newton
Howell W. Newton, Director

Date: March 5, 2015	By:	/s/ Hugh E. Norton
Hugh E. Norton, Director

Date: March 5, 2015	By:	/s/ Harriett J. Robinson
Harriett J. Robinson, Director

Date: March 5, 2015	By:	/s/ James C. Ryan
James C. Ryan,
Sr. Vice President and Chief Financial Officer

Date: March 5, 2015	By:	/s/ Jackson S. Cowart, IV
Jackson S. Cowart, IV, Vice President and Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description of Documents

21.1	Subsidiaries of the Registrant

23.1	Consent of McGladrey LLP

31.1	Rule 13a-14(a) Certificate of Chief Executive Officer

31.2	Rule 13a-14(a) Certificate of Chief Financial Officer

32.1	Section 1350 Certificate of Chief Executive Officer

32.2	Section 1350 Certificate of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document