Form 10-Q
period 2015-03-31
GRAY TELEVISION INC
filed 2015-05-05
CIK 43196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015 or

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes           No    ✔

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock (No Par Value)	Class A Common Stock (No Par Value)
66,105,514 shares outstanding as of April 30, 2015	6,244,010 shares outstanding as of April 30, 2015

INDEX

GRAY TELEVISION, INC.

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands)

	March 31,	December 31,
	2015	2014
Assets:
Current assets:
Cash	$224,613	$30,769
Accounts receivable, less allowance for doubtful accounts of $1,863 and $1,667, respectively	99,388	106,692
Current portion of program broadcast rights, net	6,534	9,765
Deferred tax asset	18,855	18,855
Prepaid and other current assets	6,431	2,223
Total current assets	355,821	168,304

Property and equipment, net	213,794	221,811
Deferred loan costs, net	17,849	18,651
Broadcast licenses	1,023,580	1,023,580
Goodwill	374,980	374,390
Other intangible assets, net	46,605	47,802
Investment in broadcasting company	13,599	13,599
Other	3,112	3,443
Total assets	$2,049,340	$1,871,580

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands except for share data)

	March 31,	December 31,
	2015	2014
Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$6,008	$4,613
Employee compensation and benefits	18,281	25,160
Accrued interest	30,008	17,623
Accrued network programming fees	7,081	7,129
Other accrued expenses	7,161	6,218
Federal and state income taxes	1,748	1,894
Current portion of program broadcast obligations	6,683	9,899
Deferred revenue	2,057	7,486
Total current liabilities	79,027	80,022

Long-term debt	1,236,185	1,236,401
Program broadcast obligations, less current portion	1,759	2,000
Deferred income taxes	296,573	292,679
Accrued pension costs	45,735	43,334
Other	852	952
Total liabilities	1,660,131	1,655,388

Commitments and contingencies (Note 7)

Stockholders’ equity:
Common stock, no par value; authorized 100,000,000 shares, issued 70,988,090 shares and 57,326,180 shares, respectively	654,358	486,317
Class A common stock, no par value; authorized 15,000,000 shares, issued 7,855,381 shares and 7,567,868 shares, respectively	17,582	17,096
Accumulated deficit	(197,344)	(202,939)
Accumulated other comprehensive loss, net of income tax benefit	(20,812)	(20,812)
	453,784	279,662
Treasury stock at cost, common stock, 4,882,705 shares and 4,814,716 shares, respecitvely	(41,890)	(41,072)
Treasury stock at cost, Class A common stock, 1,611,371 shares and 1,578,554 shares, respecitvely	(22,685)	(22,398)
Total stockholders’ equity	389,209	216,192
Total liabilities and stockholders’ equity	$2,049,340	$1,871,580

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except for per share data)

	Three Months Ended
	March 31,
	2015	2014

Revenue (less agency commissions)	$133,303	$91,297
Operating expenses before depreciation, amortization and (gain) loss on disposal of assets, net:
Broadcast	86,847	60,384
Corporate and administrative	6,847	6,499
Depreciation	8,798	6,384
Amortization of intangible assets	2,771	289
(Gain) loss on disposals of assets, net	(18)	331
Operating expenses	105,245	73,887
Operating income	28,058	17,410
Other income (expense):
Miscellaneous income, net	7	-
Interest expense	(18,530)	(15,274)
Income before income taxes	9,535	2,136
Income tax expense	3,940	859
Net income	$5,595	$1,277

Basic per share information:
Net income	$0.10	$0.02
Weighted average shares outstanding	58,224	57,847

Diluted per share information:
Net income	$0.10	$0.02
Weighted average shares outstanding	58,737	58,286

Dividends declared per common share	$-	$-

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
(in thousands, except for number of shares)

										Accumulated
	Class A					Class A		Common		Other
	Common Stock		Common Stock		Accumulated	Treasury Stock		Treasury Stock		Comprehensive
	Shares	Amount	Shares	Amount	Deficit	Shares	Amount	Shares	Amount	Loss	Total

Balance at December 31, 2014	7,567,868	$17,096	57,326,180	$486,317	$(202,939)	(1,578,554)	$(22,398)	(4,814,716)	$(41,072)	$(20,812)	$216,192

Net income	-	-	-	-	5,595	-	-	-	-	-	5,595

Issuance of common stock:
Underwritten public offering	-	-	13,511,040	167,528	-	-	-	-	-	-	167,528
401(k) plan	-	-	562	6	-	-	-	-	-	-	6
2007 Long Term Incentive Plan - restricted stock	287,513	-	150,308	-	-	(32,817)	(287)	(67,989)	(818)	-	(1,105)

Share-based compensation	-	486	-	507	-	-	-	-	-	-	993

Balance at March 31, 2015	7,855,381	$17,582	70,988,090	$654,358	$(197,344)	(1,611,371)	$(22,685)	(4,882,705)	$(41,890)	$(20,812)	$389,209

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2015	2014
Operating activities
Net income	$5,595	$1,277
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,798	6,384
Amortization of intangible assets	2,771	289
Amortization of deferred loan costs	799	692
Net amortization of original issue discount and premium related to long-term debt	(216)	(216)
Amortization of restricted stock and stock option awards	993	2,071
Amortization of program broadcast rights	3,607	2,913
Payments on program broadcast obligations	(3,588)	(3,823)
Common stock contributed to 401(k) plan	6	6
Deferred income taxes	3,894	849
(Gain) loss on disposals of assets, net	(18)	331
Other	2,302	546
Changes in operating assets and liabilities:
Accounts receivable	7,304	618
Other current assets	(4,121)	(5,851)
Accounts payable	1,395	992
Other current liabilities	(12,662)	(3,272)
Accrued interest	12,384	12,633
Net cash provided by operating activities	29,243	16,439

Investing activities
Purchases of property and equipment	(2,849)	(3,802)
Proceeds from asset sales	47	981
Other	(129)	161
Net cash used in investing activities	(2,931)	(2,660)

Financing activities
Repayments of borrowings on long-term debt	-	(108)
Proceeds from issuance of common stock	167,528	-
Deferred and other loan costs	4	(105)
Net cash provided by (used in) financing activities	167,532	(213)
Net increase in cash	193,844	13,566
Cash at beginning of period	30,769	13,478
Cash at end of period	$224,613	$27,044

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Basis of Presentation

The accompanying condensed consolidated balance sheet of Gray Television, Inc. (and its consolidated subsidiaries, except as the context otherwise provides,“Gray,” the “Company,” “we,” “us,” and “our”) as of December 31, 2014, which was derived from the Company’s audited financial statements as of December 31, 2014 and our accompanying unaudited condensed consolidated financial statements as of March 31, 2015 and for the periods ended March 31, 2015 and 2014 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included. Our operations consist of one reportable segment. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”). Our financial condition as of, and operating results for the three-month period ended, March 31, 2015 are not necessarily indicative of the financial condition or results that may be expected for any future interim period or for the year ending December 31, 2015.

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

The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding for the three-month periods ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended
	March 31,
	2015	2014

Weighted-average shares outstanding-basic	58,224	57,847
Common stock equivalents for stock options and restricted stock	513	439
Weighted-average shares outstanding-diluted	58,737	58,286

Accumulated Other Comprehensive Loss

Our accumulated other comprehensive loss balances as of March 31, 2015 and December 31, 2014 consist of adjustments to our pension liability and income tax benefit as follows (in thousands):

	March 31,	December 31,
	2015	2014

Accumulated balances of items included in accumulated other comprehensive loss:
Increase in pension liability	$(34,117)	$(34,117)
Income tax benefit	(13,305)	(13,305)
Accumulated other comprehensive loss	$(20,812)	$(20,812)

Our comprehensive income for the three-month periods ended March 31, 2015 and 2014 consisted entirely of net income. Therefore, a consolidated statement of comprehensive income is not presented for the three-month periods ended March 31, 2015 or 2014.

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

	March 31,	December 31,	Estimated Useful Lives
	2015	2014	(in years)
Property and equipment:
Land	$32,114	$32,085
Buildings and improvements	77,780	77,477	7 to 40
Equipment	394,590	394,569	3 to 20
	504,484	504,131
Accumulated depreciation	(290,690)	(282,320)
Total property and equipment, net	$213,794	$221,811

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 - Revenue from Contracts with Customers (Topic 606). ASU 2014-09 provides new guidance on revenue recognition for revenue from contracts with customers and will replace most existing revenue recognition guidance when it becomes effective. This guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The standard is intended to improve comparability of revenue recognition practices across entities and provide more useful information through improved financial statement disclosures. The standard is effective for annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are currently evaluating the impact of the requirements of this ASU on our financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40) - Disclosure of Uncertainties about an Entity’s Ability to continue as a Going Concern. ASU 2014-15 defines management’s responsibility to evaluate whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern. This evaluation is required for each interim and annual period. The standard is intended to reduce diversity in the timing and content of footnote disclosures and require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. The standard is effective for interim and annual periods ending after December 15, 2016. Early adoption is permitted. We do not expect that the adoption of this ASU will have a material impact on our financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 amends previous guidance to require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. We expect that the affected amounts on our balance sheets will be reclassified within our balance sheets to conform to this standard. We do not expect that the adoption of this ASU will have a material impact on our financial statements.

2.	Long-term Debt

As of March 31, 2015 and December 31, 2014, long-term debt primarily consisted of obligations under our 2014 Senior Credit Facility (the “Senior Credit Facility”), and our 7½% Senior Notes due 2020 (the “2020 Notes”), as follows (in thousands):

	March 31,	December 31,
	2015	2014
Long-term debt including current portion:
Senior Credit Facility	$556,438	$556,438
2020 Notes	675,000	675,000
Total outstanding principal	1,231,438	1,231,438
Unamortized premium on our 2020 Notes	4,747	4,963
Net carrying value	$1,236,185	$1,236,401

Borrowing availability under Revolving Credit Facility	$50,000	$50,000

Our Senior Credit Facility consists of a revolving loan (the “Revolving Credit Facility”) and a term loan. Excluding accrued interest, the amount outstanding under our Senior Credit Facility as of March 31, 2015 and December 31, 2014 consisted solely of a term loan balance of $556.4 million. Our maximum borrowing availability under our Revolving Credit Facility is limited by our required compliance with certain restrictive covenants, including a first lien net leverage ratio covenant.

As of March 31, 2015 and December 31, 2014, we had $675.0 million of our 2020 Notes outstanding, at their face value.

As of March 31, 2015 and December 31, 2014, the interest rate on the balance outstanding under the Senior Credit Facility was 3.8%. The coupon interest rate was 7.5% and the yield was 7.3% on the 2020 Notes.

As of March 31, 2015 and December 31, 2014, we had a deferred loan cost balance, net of accumulated amortization, of $7.1 million and $7.4 million, respectively, related to the Senior Credit Facility; and we had a deferred loan cost balance, net of accumulated amortization, of $10.8 million and $11.3 million, respectively, related to our 2020 Notes.

Our obligations under the Senior Credit Facility are secured by substantially all of our consolidated subsidiaries' assets, including real estate. In addition, substantially all of our subsidiaries are joint and several guarantors of, and our ownership interests in those subsidiaries are pledged to collateralize, our obligations under the Senior Credit Facility. Gray Television, Inc. is a holding company with no material independent assets or operations. For all periods presented, the 2020 Notes have been fully and unconditionally guaranteed, on a joint and several, senior unsecured basis, by substantially all of Gray Television, Inc.'s subsidiaries. Any subsidiaries which do not guarantee such notes are "minor" (as defined in Rule 3-10(h) of Regulation S-X). As of March 31, 2015, there were no significant restrictions on the ability of Gray Television, Inc.'s subsidiaries to distribute cash to Gray or to the guarantor subsidiaries.

The Senior Credit Facility contains affirmative and restrictive covenants that we must comply with, including (a) limitations on additional indebtedness, (b) limitations on liens, (c) limitations on the sale of assets, (d) limitations on guarantees, (e) limitations on investments and acquisitions, (f) limitations on the payment of dividends and share repurchases, (g) limitations on mergers, and (h) maintenance of a total leverage ratio not to exceed certain maximum limits, as well as other customary covenants for credit facilities of this type. The 2020 Notes include covenants with which we must comply which are typical for borrowing transactions of their respective nature. As of March 31, 2015 and December 31, 2014, we were in compliance with all required covenants under all our debt obligations.

3.	Stockholders’ Equity

On March 31, 2015, we completed an underwritten offering of 13.5 million shares of our common stock at a price to the public of $13.00 per share pursuant to an effective shelf registration statement. The net proceeds from the offering were $167.5 million, after deducting underwriting discounts of $7.5 million and expenses of $0.7 million. We have placed the net proceeds from the offering in our corporate treasury for general corporate purposes, and such proceeds may be used from time to time for, among other things, repayment of outstanding debt, capital expenditures, the financing of possible future business expansions and acquisitions, increasing our working capital and the financing of ongoing operating expenses and overhead.

We are authorized to issue 135 million shares of all classes of stock, of which 15 million shares are designated Class A common stock, 100 million shares are designated common stock, and 20 million shares are designated “blank check” preferred stock for which our Board of Directors has the authority to determine the rights, powers, limitations and restrictions. The rights of our common stock and Class A common stock are identical, except that our Class A common stock has 10 votes per share and our common stock has one vote per share. Our common stock and Class A common stock are entitled to receive cash dividends if declared, on an equal per-share basis.

Our Board of Directors has authorized Gray to repurchase an aggregate of up to 5 million shares of its common stock and Class A common stock at times as management deems appropriate, subject to any contractual or other restrictions. As of March 31, 2015, 279,200 shares of our common stock and Class A common stock remain available for repurchase under these authorizations. There is no expiration date for these authorizations. Shares repurchased are held as treasury shares and used for general corporate purposes including, but not limited to, satisfying obligations under our employee benefit plans and long term incentive plans. Treasury stock is recorded at cost. During the quarters ended March 31, 2015 and 2014, we did not make any repurchases under these authorizations.

For the three months ended March 31, 2015 and for the year ended December 31, 2014, we did not declare or pay any common stock or Class A common stock dividends.

Under our various employee benefit plans, we may, at our discretion, issue authorized and unissued shares, or previously issued shares held in treasury, of our common stock or our Class A common stock. As of March 31, 2015, we had reserved 6,965,301 shares and 476,193 shares of our common stock and Class A common stock, respectively, for future issuance under various employee benefit plans. As of December 31, 2014, we had reserved 7,116,171 shares and 763,706 shares of our common stock and Class A common stock, respectively, for future issuance under various employee benefit plans.

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

The carrying amount of our long-term debt was $1.2 billion and $1.2 billion, respectively, and the fair value was $1.3 billion and $1.2 billion, respectively, as of March 31, 2015 and December 31, 2014. We classify long-term debt within Level 2 of the fair value hierarchy. Fair value of our long-term debt is based on observable estimates provided by third party financial professionals as of March 31, 2015 and December 31, 2014.

5.	Retirement Plans

The following table provides the components of net periodic benefit cost for our pension plans for the three- month periods ended March 31, 2015 and 2014, respectively (in thousands):

	Three Months Ended March 31,
	2015	2014

Service cost	$1,711	$1,345
Interest cost	1,254	1,070
Expected return on plan assets	(1,404)	(1,094)
Loss amortization	840	252
Net periodic benefit cost	$2,401	$1,573

During the three months ended March 31, 2015, we did not make a contribution to our pension plans. During the remainder of 2015, we expect to contribute between $2.0 million and $5.3 million to our pension plans.

6.	Stock-based Compensation

We recognize compensation expense for stock-based payment awards made to our employees and directors, including stock options and restricted shares under our 2007 Long-Term Incentive Plan, as amended (the “2007 Incentive Plan”) and our Directors’ Restricted Stock Plan. The following table provides our stock-based compensation expense and related income tax benefit for the three-month periods ended March 31, 2015 and 2014, respectively (in thousands).

	Three Months Ended March 31,
	2015	2014
Stock-based compensation expense, gross	$993	$2,071
Income tax benefit at our statutory rate associated with stock-based compensation	(387)	(808)
Stock-based compensation expense, net	$606	$1,263

2007 Long-Term Incentive Plan

The 2007 Long-Term Incentive Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock awards, stock appreciation rights, and performance awards to acquire shares of our Class A common stock or common stock, or other awards based on our performance, to our employees and non-employee directors.

During the three-month period ended March 31, 2015, we granted 150,308 shares of restricted common stock to our employees, of which 50,102 shares will vest on January 31, 2016; 50,100 shares will vest on January 31, 2017; and 50,106 shares will vest on January 31, 2018. Also during the three-month period ended March 31, 2015, we granted 229,322 shares of restricted Class A common stock to our employees, of which 76,442 shares will vest on each of January 31, 2016 and January 31, 2017; and 76,438 shares will vest on January 31, 2018. Also during the three-month period ended March 31, 2015, we granted 58,191 shares of restricted Class A common stock to our non-employee directors, all of which will vest on January 31, 2016. During the three-month period ended March 31, 2014, we granted 312,961 shares of restricted common stock to our employees, of which 68,991 shares vested on the date of grant; 127,316 shares vested on January 17, 2015; and 58,327 shares will vest on each of January 17, 2016 and 2017. Also during the three months ended March 31, 2014, we granted 194,413 shares of restricted Class A common stock to an employee, of which 31,821 shares vested on the date of grant; 75,412 shares vested on January 17, 2015 and 43,590 shares will vest on each of January 17, 2016 and 2017. Also during the three-month period ended March 31, 2014, we granted 41,881 shares of restricted Class A common stock to our non-employee directors, all of which vested on January 1, 2015.

Directors’ Restricted Stock Plan

The Directors’ Restricted Stock Plan authorizes the grant of restricted stock awards to our non-employee directors. During the three-month periods ended March 31, 2015 and 2014, we did not grant any restricted stock awards under the Directors’ Restricted Stock Plan.

A summary of restricted common stock activity for the three-month periods ended March 31, 2015 and 2014 is as follows:

	Three Months Ended
	March 31, 2015		March 31, 2014
		Weighted-		Weighted-
		Average		Average
	Number	Grant Date	Number	Grant Date
	of	Fair Value	of	Fair Value
	Shares	Per Share	Shares	Per Share
Restricted stock - common:
Outstanding - beginning of period	385,056	$9.09	274,838	$4.43
Granted	150,308	$10.27	312,961	$11.78
Vested	(197,858)	$9.16	(202,743)	$6.93
Outstanding - end of period	337,506	$9.57	385,056	$9.09

A summary of restricted Class A common stock activity for the three-month periods ended March 31, 2015 and 2014 is as follows:

	Three Months Ended
	March 31, 2015		March 31, 2014
		Weighted-		Weighted-
		Average		Average
	Number	Grant Date	Number	Grant Date
	of	Fair Value	of	Fair Value
	Shares	Per Share	Shares	Per Share
Restricted stock - Class A common:
Outstanding - beginning of period	204,473	$9.81	-	$-
Granted	287,513	$9.37	236,294	$9.80
Vested	(117,293)	$9.85	(31,821)	$9.75
Outstanding - end of period	374,693	$9.46	204,473	$9.81

A summary of stock option activity related to our common stock for the three-month periods ended March 31, 2015 and 2014 is as follows:

Three Months Ended
	March 31, 2015		March 31, 2014
		Weighted-		Weighted-
	Number of	Average	Number of	Average
	Shares	Exercise	Shares	Exercise
	Underlying	Price	Underlying	Price
	Options	Per Share	Options	Per Share

Stock options - common:
Outstanding - beginning of period	274,746	$1.99	274,746	$1.99
Options exercised	-	$-	-	$-
Options expired	-	$-	-	$-
Outstanding - end of period	274,746	$1.99	274,746	$1.99

Exercisable at end of period	137,376	$1.99	68,688	$1.99

During the three-month period ended March 31, 2015, we did not have any stock options outstanding for our Class A common stock. The aggregate intrinsic value of our outstanding stock options was $3.3 million based on the closing market price of our common stock on March 31, 2015.

7.	Commitments and Contingencies

Acquisition Commitments

As of March 31, 2015, we were party to one acquisition agreement pursuant to which we have committed to pay an aggregate of approximately $17.5 million to complete a pending acquisition of two television stations in the Twin Falls, Idaho, market (the “Twin Falls Acquisition”). On April 23, 2015, we announced that we had entered into an acquisition agreement pursuant to which we have committed to pay approximately $10.25 million to acquire a television station in the Presque Isle, Maine, market (the “Presque Isle Acquisition”). Completion of these acquisitions is subject to various conditions, some of which are outside of our control, including applicable regulatory approvals. No assurances of the timing of such approvals can be provided, although we currently anticipate closing both acquisitions in the third quarter of 2015.

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

8.	Goodwill and Intangible Assets

Our intangible assets are primarily comprised of broadcast licenses. There were no triggering events that required a test of impairment of our goodwill or intangible assets during the three-month periods ended March 31, 2015 or 2014.

9.	Income Taxes

For the three-month periods ended March 31, 2015 and 2014, our income tax expense and effective income tax rates were as follows (dollars in thousands):

	Three Months Ended March 31,
	2015	2014
Income tax expense	$3,940	$859
Effective income tax rate	41.3%	40.2%

We estimate our differences between taxable income or loss and recorded income or loss on an annual basis. Our tax provision for each quarter is based upon these full year projections, which are revised each reporting period. These projections incorporate estimates of permanent differences between U.S. GAAP income or loss and taxable income or loss, state income taxes and adjustments to our liability for unrecognized tax benefits to adjust our statutory Federal income tax rate of 35.0% to our effective income tax rate. For the three-month period ended March 31, 2015, these estimates increased or decreased our statutory Federal income tax rate of 35.0% to our effective income tax rate of 41.3% as follows: state income taxes added 4.6%, permanent differences between our U.S. GAAP income and taxable income added 1.6%, a discrete share based compensation adjustment added 1.0% and adjustments to our reserve for uncertain tax positions resulted in a reduction of 0.9%. For the three-month period ended March 31, 2014, these estimates increased or decreased our statutory Federal income tax rate of 35.0% to our effective income tax rate of 40.2% as follows: state income taxes added 4.4%, permanent differences between our U.S. GAAP income and taxable income added 1.0%, and adjustments to our reserve for uncertain tax positions resulted in a reduction of 0.2%.

10.	Subsequent Event

On April 23, 2015, we announced that we had entered into an agreement with NEPSK, Inc. to acquire WAGM-TV in Presque Isle, Maine, for $10.25 million in cash. WAGM-TV’s two digital channels are affiliated with the CBS Network and the FOX Network. Also on April 23, 2015 we paid a deposit of $1.0 million into escrow related to this acquisition. We expect to finance the transaction with cash on hand. The transaction is subject to receipt of regulatory and other approvals and is expected to close in the third quarter of 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Introduction

The following analysis of the financial condition and results of operations of Gray Television, Inc. and its consolidated subsidiaries (except as the context otherwise provides, “Gray,” the “Company,” “we,” “us” or “our,”) should be read in conjunction with our unaudited condensed consolidated financial statements and related notes contained in this report and our audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (the “2014 Form 10-K”).

Overview

We are a television broadcast company headquartered in Atlanta, Georgia, that owns and operates television stations and leading digital assets in markets throughout the United States. As of March 31, 2015, we owned and operated television stations in 44 television markets broadcasting a total of 140 programming streams, including 26 affiliates of the CBS Network (“CBS”), 24 affiliates of the NBC Network (“NBC”), 16 affiliates of the ABC Network (“ABC”) and ten affiliates of the FOX Network (“FOX”).

In addition to our primary broadcast channels we can also broadcast secondary digital channels within a market. Our secondary digital channels are generally affiliated with networks different from those affiliated with our primary broadcast channels, and are operated by us to make better use of our broadcast spectrum by providing supplemental and/or alternative programming in addition to our primary channels. Certain of our secondary digital channels are affiliated with more than one network simultaneously. In addition to affiliations with ABC, CBS and FOX, our secondary channels are affiliated with the following networks: the CW Network or the CW Plus Network, MyNetworkTV, the MeTV Network, This TV Network, Antenna TV, Telemundo, Heroes and Icons, and MOVIES! Network. We also broadcast ten local news/weather channels in certain of our existing markets. Our combined TV station group encompasses markets that comprise approximately 8.0% of total United States television households.

As of the date hereof, we have two pending acquisitions comprised of a total of three television stations broadcasting two CBS programming streams and two FOX streams in two new markets, Twin Falls, Idaho, and Presque Isle, Maine. The purchase prices for these acquisitions will be $17.5 million and $10.25 million, respectively. We anticipate closing both acquisitions in the third quarter of 2015 using cash on hand.

Recent Acquisitions

During 2014 and 2013, we completed a number of acquisitions which are described in detail in our 2014 Form 10-K. In 2014, our acquisitions included: the KNDX Acquisition, the KEVN Acquisition, the WQCW Acquisition, the Hoak Acquisition, the SJL Acquisition, the Parker Acquisition and the Helena Acquisition (collectively, the “2014 Acquisitions”). The 2014 Acquisitions were completed at various times during 2014, and therefore have a significant impact on the comparability of our results of operations for the first quarter of 2015, compared to the first quarter of 2014. The 2014 Acquisitions also had a significant impact on our liquidity and capital resources.

Recent Stock Offering

On March 31, 2015, we completed an underwritten public offering of 13.5 million shares of our common stock pursuant to an effective shelf registration statement, at a price to the public of $13.00 per share. The net proceeds of the offering were $167.5 million, after deducting underwriting discounts of $7.5 million and expenses of $0.7 million. We have placed the net proceeds from the public offering in our corporate treasury for general corporate purposes, and such proceeds may be used from time to time for, among other things, repayment of outstanding debt, capital expenditures, the financing of possible future business expansions and acquisitions, increasing our working capital and the financing of ongoing operating expenses and overhead.

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

Cyclicality and Seasonality

Broadcast stations like ours rely on advertising revenue and this revenue is sensitive to cyclical changes in the economy. Continuing improvement in general economic conditions resulted in improvements of our non-political advertising revenue in the first quarter of 2015 compared to the first quarter of 2014.

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

For the three month period ended March 31, 2015, our largest advertising customer category was automotive. For each of the three month periods ended March 31, 2015 and 2014, we earned approximately 25% of our total broadcast advertising revenue from automotive customers. Our business and operating results could be materially adversely affected if advertising revenue from automotive customers were to decrease significantly. Our business and operating results could also be materially adversely affected if revenue decreased from one or more other significant advertising categories, such as the medical, restaurant, communications, furniture and appliances, entertainment, or financial service industries.

Please see our “Results of Operations” and “Liquidity and Capital Resources” sections below for further discussion of our operating results.

Revenue

Set forth below are the principal types of revenue, less agency commissions, earned by us for the periods indicated and the percentage contribution of each type of revenue to our total revenue (dollars in thousands):

	Three Months Ended March 31,
	2015		2014
		Percent		Percent
	Amount	of Total	Amount	of Total
Revenue:
Local	$68,331	51.3%	$51,044	55.9%
National	17,767	13.3%	13,348	14.6%
Internet	6,534	4.9%	6,039	6.6%
Political	1,159	0.9%	2,792	3.1%
Retransmission consent	36,251	27.2%	16,117	17.7%
Other	3,261	2.4%	1,957	2.1%
Total	$133,303	100.0%	$91,297	100.0%

Results of Operations

Three Months Ended March 31, 2015 (“2015 three-month period”) Compared to Three Months Ended March 31, 2014 (“2014 three-month period”)

Revenue. Total revenue increased $42.0 million, or 46%, to $133.3 million in the 2015 three-month period. The 2014 Acquisitions accounted for approximately $32.6 million of our total revenue in the 2015 three-month period. Our total revenue for all of our stations increased primarily due to increases in local advertising revenue and retransmission consent revenue. Local advertising revenue increased $17.3 million, or 34%, to $68.3 million. Our local advertising revenue increased primarily due to increased spending in an improving economy. National advertising revenue increased $4.4 million, or 33%, to $17.8 million in the 2015 three-month period compared to the 2014 three-month period. Local and national advertising revenue in the 2014 three-month period benefited from approximately $3.8 million earned from the broadcast of the 2014 Winter Olympic Games on our then fourteen NBC affiliated stations. There was no corresponding Olympic Games advertising revenue during the 2015 three-month period. Local and national advertising revenue included approximately $1.5 million of revenue from the broadcast of the 2015 Super Bowl on our 24 NBC channels, an increase of approximately $1.3 million compared to the $0.2 million of revenue from the broadcast of the 2014 Super Bowl on our then five FOX channels. Political advertising revenue decreased $1.6 millon, or 58%, to $1.2 million in the 2015 three-month period, due to 2015 being the “off year” of the two year election cycle which resulted in decreased spending by political candidates, political parties and special interest groups. Retransmission consent revenue increased $20.1 million, or 125%, to $36.3 million due to increased retransmission consent rates.

Our five largest local and national advertising categories on a combined local and national basis by customer type, excluding political advertising, demonstrated the following changes during the 2015 three-month period compared to the 2014 three-month period: automotive decreased 1%; medical decreased 2%; communications decreased 1%; restaurant decreased 3%; and furniture and appliances increased 13%.

Broadcast Expenses. Broadcast expenses (before depreciation, amortization and gain or loss on disposal of assets) increased $26.5 million, or 44%, to $86.8 million in the 2015 three-month period due primarily to increases in non-compensation expense of $15.9 million and compensation expense of $10.6 million. The 2014 Acquisitions accounted for approximately $19.8 million of broadcast expense in the 2015 three-month period. Non-compensation expense increased primarily due to increases in network affiliation fees, programming costs, software license fees and consulting fees, and utilities. Compensation expense increased primarily due to increases in salaries, incentive compensation, and healthcare and pension expenses, offset, in part by decreases in non-cash stock-based compensation expenses. During the 2015 three-month period and the 2014 three-month period, we recorded broadcast non-cash stock-based compensation expense of $0.2 million and $0.7 million, respectively. Broadcast non-cash stock-based compensation expense decreased primarily due to differences in the timing of grants of restricted common stock to certain of our employees in the 2015 and 2014 three-month periods, and the vesting periods associated with those grants.

Corporate and Administrative Expenses. Corporate and administrative expenses (before depreciation, amortization and gain or loss on disposal of assets) increased $0.3 million, or 5%, to $6.8 million, due primarily to increases in compensation expense of $0.5 million and decreases in non-compensation expense of $0.2 million. Compensation expense increased primarily due to increases in bonuses and relocation expense. Non-compensation expense decreased primarily due to decreases in legal and other professional fees associated with the 2014 Acquisitions. During the 2015 three-month period and the 2014 three-month period, we recorded corporate non-cash stock-based compensation expense of $0.7 million and $1.4 million, respectively. Corporate non-cash stock-based compensation expense decreased primarily due to differences in the timing of grants of restricted Class A common stock and restricted common stock, to certain of our employees and non-employee directors in the 2015 and 2014 three-month periods and the vesting periods associated with those grants.

Depreciation. Depreciation of property and equipment totaled $8.8 million and $6.4 million for the 2015 three-month period and the 2014 three-month period, respectively. Depreciation increased primarily due to the addition of depreciable assets acquired as a part of the 2014 Acquisitions.

Interest Expense. Interest expense increased $3.3 million, or 21%, to $18.5 million for the 2015 three-month period compared to the 2014 three-month period. This increase was attributable to an increase in the average borrowings outstanding, partially offset by a decrease in our average interest rates. The average interest rate on our total outstanding debt balance was 5.8% and 7.0% during the 2015 three-month period and the 2014 three-month period, respectively. Our average outstanding debt balance was $1.2 billion and $0.8 billion during the 2015 three-month period and the 2014 three-month period, respectively.

Income tax expense. We recognized income tax expense of $3.9 million and $0.9 million in the 2015 three-month period and the 2014 three-month period, respectively. For the 2015 three-month period and the 2014 three-month period, our effective income tax rate was 41.3% and 40.2%, respectively. We estimate our differences between taxable income or loss and recorded income or loss on an annual basis. Our tax provision for each quarter is based upon these full year projections which are revised each reporting period. These projections incorporate estimates of permanent differences between U.S. GAAP income or loss and taxable income or loss, state income taxes and adjustments to our liability for unrecognized tax benefits. For the 2015 three-month period, these estimates increased or decreased our statutory Federal income tax rate of 35.0% to our effective income tax rate of 41.3% as follows: state income taxes added 4.6%, permanent differences between our U.S. GAAP income and taxable income added 1.6%, a discrete share based compensation adjustment added 1.0% and adjustments to our reserve for uncertain tax positions resulted in a reduction of 0.9%.

Liquidity and Capital Resources

General

The following table presents data that we believe is helpful in evaluating our liquidity and capital resources (in thousands).

	Three Months Ended
	March 31,
	2015	2014
Net cash provided by operating activities	$29,243	$16,439
Net cash used in investing activities	(2,931)	(2,660)
Net cash provided by (used in) financing activities	167,532	(213)
Net increase in cash	$193,844	$13,566

	As of
	March 31,	December 31,
	2015	2014
Cash	$224,613	$30,769
Long-term debt	$1,236,185	$1,236,401
Borrowing availability under the Revolving Credit Facility	$50,000	$50,000

Our Senior Credit Facility consists of a revolving loan (the “Revolving Credit Facility”) and a term loan. Excluding accrued interest, the amount outstanding under our Senior Credit Facility as of March 31, 2015 and December 31, 2014 consisted solely of a term loan balance of $556.4 million. Our maximum borrowing availability under our Revolving Credit Facility is limited by our required compliance with certain restrictive covenants, including a first lien net leverage ratio covenant. As of March 31, 2015 and December 31, 2014, our borrowing availability under our Revolving Credit Facility was $50 million.

As of March 31, 2015 and December 31, 2014, we had $675.0 million of our 2020 Notes outstanding.

As of March 31, 2015 and December 31, 2014, the interest rate on the balance outstanding under the Senior Credit Facility was 3.8%; the coupon interest rate was 7.5% and the yield was 7.3% on the 2020 Notes.

As of March 31, 2015 and December 31, 2014, we had a deferred loan cost balance, net of accumulated amortization, of $7.1 million and $7.4 million, respectively, related to the Senior Credit Facility; and we had a deferred loan cost balance, net of accumulated amortization, of $10.8 million and $11.3 million, respectively, related to our 2020 Notes.

Our obligations under the Senior Credit Facility are secured by substantially all of our and our consolidated subsidiaries' assets, including real estate.  In addition, substantially all of our subsidiaries are joint and several guarantors of, and our ownership interests in those subsidiaries are pledged to collateralize, our obligations under the Senior Credit Facility.

The Senior Credit Facility contains affirmative and restrictive covenants that we must comply with, including (a) limitations on additional indebtedness, (b) limitations on liens, (c) limitations on the sale of assets, (d) limitations on guarantees, (e) limitations on investments and acquisitions, (f) limitations on the payment of dividends and share repurchases, (g) limitations on mergers, and (h) maintenance of a total leverage ratio not to exceed certain maximum limits, as well as other customary covenants for credit facilities of this type. The 2020 Notes include covenants with which we must comply and are typical for borrowing transactions of their nature. As of March 31, 2015 and December 31, 2014, we were in compliance with all required covenants under all our debt obligations.

Net Cash Provided By (Used In) Operating, Investing and Financing Activities

Net cash provided by operating activities was $29.2 million in the 2015 three-month period compared to net cash provided by operating activities of $16.4 million in the 2014 three-month period. The increase of $12.8 million in the 2015 period was the result of a $4.3 million increase in net income and a $9.3 million increase in non-cash expenses, primarily depreciation, amortization of intangible assets and deferred taxes, partially offset by a $0.8 million decrease in cash from working capital accounts, each primarily due to the impact of the 2014 Acquisitions.

Net cash used in investing activities was $2.9 million in the 2015 three-month period compared to net cash used in investing activities of $2.7 million for the 2014 three-month period. The increase in cash used in investing activities was largely due to normal purchases of property and equipment at a greater number of stations in the 2015 three-month period compared to the 2014 three-month period.

Net cash provided by financing activities was approximately $167.5 million in the 2015 three-month period compared to net cash used in financing activities of $0.2 million in the 2014 three-month period. Cash provided by financing activities increased primarily due to our March 31, 2015 completion of an underwritten public offering of 13.5 million shares of our common stock at a price to the public of $13.00 per share. The net proceeds of the offering were $167.5 million, after deducting underwriting discounts of $7.5 million, and expenses of $0.7 million.

Liquidity

As of March 31, 2015, we have no required debt principal payments due over the next twelve months. We estimate that we will make approximately $71.8 million in debt interest payments over the twelve months immediately following March 31, 2015. Excluding our pending acquisitions, our capital expenditures may increase to between $20.0 million and $25.0 million during the twelve months immediately following March 31, 2015. We also estimate that we will be required to pay approximately $25.0 million to complete our pending acquisitions. These acquisitions are subject to a number of conditions, including regulatory approvals, some of which may be out of our control. No assurances of the timing of the satisfaction of these conditions can be provided. Although our cash flows from operations are subject to a number of risks and uncertainties, we anticipate that our cash on hand, future cash expected to be generated from operations, borrowings from time to time under the Senior Credit Facility (or any such other credit facility as may be in place at the appropriate time) and, potentially, external equity or debt financing, will be sufficient to fund any debt service obligations, estimated capital expenditures and acquisition-related obligations. Any potential equity or debt financing would depend upon, among other things, the costs and availability of such financing at the appropriate time. We also presently believe that our future cash expected to be generated from operations and borrowing availability under the Senior Credit Facility (or any such other credit facility) will be sufficient to fund our future capital expenditures and long-term debt service obligations until at least June 13, 2021, which is the maturity date of the term loan under the Senior Credit Facility.

Capital Expenditures

Capital expenditures in the 2015 and 2014 three-month periods were $2.8 million and $3.8 million, respectively. We anticipate that our capital expenditures for the remainder of 2015 will range between approximately $20.0 million and $25.0 million.

Acquisition Commitments

As of March 31, 2015, we were party to an acquisition agreement pursuant to which we have committed to pay an aggregate of approximately $17.5 million to acquire two television stations in the Twin Falls, Idaho, market (the “Twin Falls Acquisition”). On April 23, 2015, we announced that we had entered into an acquisition agreement pursuant to which we have committed to pay an aggregate of approximately $10.25 million to acquire a television station in the Presque Isle, Maine, market (the “Presque Isle Acquisition”). Completion of these acquisitions is subject to various conditions, including regulatory approvals, some of which may be outside of our control. No assurances of the timing of such approvals can be provided, although we expect to close both acquisitions in the third quarter of 2015. During the three month period ended March 31, 2015, we paid a deposit of $1.75 million towards the total purchase price for the Twin Falls Acquisition.

Other

We file a consolidated federal income tax return and such state or local tax returns as are required. Although we may earn taxable operating income in future years, as of March 31, 2015, we anticipate that through the use of our available loss carryforwards we will not pay significant amounts of federal or state income taxes prior to 2017.

We do not believe that inflation has had a significant impact on our results of operations nor do we expect it to have a significant effect upon our business in the near future.

During the three months ended March 31, 2015, we did not make a contribution to our pension plans. During the remainder of 2015, we expect to contribute between $2.0 million and $5.3 million to our pension plans.

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. GAAP requires management to make judgments and estimations that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. We consider our accounting policies relating to intangible assets and income taxes to be critical policies that require judgments or estimations in their application where variances in those judgments or estimations could make a significant difference to future reported results. These critical accounting policies and estimates are more fully disclosed in our 2014 Form 10-K.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21 E of the Securities Exchange Act of 1934. Forward-looking statements are all statements other than those of historical fact. When used in this Quarterly Report, the words “believes,” “expects,” “anticipates,” “estimates,” “will,” “may,” “should” and similar words and expressions are generally intended to identify forward-looking statements. Among other things, statements that describe our expectations regarding our results of operations, general and industry-specific economic conditions, future pension plan contributions and capital expenditures are forward-looking statements. Readers of this Quarterly Report are cautioned that any forward-looking statements, including those regarding the intent, belief or current expectations of our management, are not guarantees of future performance, results or events and involve risks and uncertainties, and that actual results and events may differ materially from those contained in the forward-looking statements as a result of various factors including, but not limited to, those listed under the heading “Risk Factors” in our 2014 Form 10-K and as may be described in subsequently filed quarterly reports on Form 10-Q, as well as the other factors described from time to time in our filings with the Securities and Exchange Commission. Forward-looking statements speak only as of the date they are made. We undertake no obligation to update such forward-looking statements to reflect subsequent events or circumstances.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

We believe that the market risk of our financial instruments as of March 31, 2015 has not materially changed since December 31, 2014. Our market risk profile on December 31, 2014 is disclosed in our 2014 Form 10-K.

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

There were no changes in our internal control over financial reporting during the three-month period ended March 31, 2015 identified in connection with this evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

Please refer to the information set out under the heading “Risk Factors” in Part I, Item 1A in our 2014 Form 10-K for a description of risk factors that we determined to be most material to our financial condition and results of operation. We do not believe there have been any material changes in these risk factors. Additional risks, not currently known to us, or that we do not currently consider material, may also materially affect our financial condition and results of operations in the future.

Item 6. Exhibits

The following exhibits are filed as part of this Quarterly Report:

Exhibit 1.1

Underwriting agreement, dated as of March 25, 2015, by and between Gray Television, Inc. and Wells Fargo Securities, LLC acting as representative of the several underwriters named therein (incorporated by reference to Exhibit 1.1 to the Company’s current report on Form 8-K filed with the SEC on March 31, 2015)

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

GRAY TELEVISION, INC.

Date: May 5, 2015	By:	/s/ James C. Ryan
James C. Ryan, Senior Vice President and Chief Financial Officer