Form 10-Q
period 2015-06-30
GRAY TELEVISION INC
filed 2015-08-05
CIK 43196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015 or

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes           No     ✔_

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock (No Par Value)	Class A Common Stock (No Par Value)
66,105,999 shares outstanding as of July 31, 2015	6,244,010 shares outstanding as of July 31, 2015

INDEX

GRAY TELEVISION, INC.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

GRAY TELEVISION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands)

	June 30,	December 31,
	2015	2014
Assets:
Current assets:
Cash	$222,183	$30,769
Accounts receivable, less allowance for doubtful accounts of $1,711 and $1,667, respectively	105,230	106,692
Current portion of program broadcast rights, net	3,198	9,765
Deferred tax asset	18,855	18,855
Prepaid and other current assets	10,955	2,223
Total current assets	360,421	168,304

Property and equipment, net	210,203	221,811
Deferred loan costs, net	17,050	18,651
Broadcast licenses	1,023,580	1,023,580
Goodwill	374,980	374,390
Other intangible assets, net	43,874	47,802
Investment in broadcasting company	13,599	13,599
Other	2,825	3,443
Total assets	$2,046,532	$1,871,580

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands except for share data)

	June 30,	December 31,
	2015	2014
Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$3,226	$4,613
Employee compensation and benefits	18,780	25,160
Accrued interest	12,717	17,623
Accrued network programming fees	8,464	7,129
Other accrued expenses	6,630	6,218
Federal and state income taxes	868	1,894
Current portion of program broadcast obligations	3,373	9,899
Deferred revenue	1,304	7,486
Total current liabilities	55,362	80,022

Long-term debt, less current portion	1,235,969	1,236,401
Program broadcast obligations, less current portion	1,519	2,000
Deferred income taxes	309,408	292,679
Accrued pension costs	33,805	43,334
Other	790	952
Total liabilities	1,636,853	1,655,388

Commitments and contingencies (Note 7)

Stockholders’ equity:
Common stock, no par value; authorized 100,000,000 shares, issued 70,988,567 shares and 57,326,180 shares, respectively	654,643	486,317
Class A common stock, no par value; authorized 15,000,000 shares, issued 7,855,381 shares and 7,567,868 shares, respectively	18,163	17,096
Accumulated deficit	(185,234)	(202,939)
Accumulated other comprehensive loss, net of income tax benefit	(13,318)	(20,812)
	474,254	279,662
Treasury stock at cost, common stock, 4,882,705 shares and 4,814,716 shares, respectively	(41,890)	(41,072)
Treasury stock at cost, Class A common stock, 1,611,371 shares and 1,578,554 shares, respectively	(22,685)	(22,398)
Total stockholders’ equity	409,679	216,192
Total liabilities and stockholders’ equity	$2,046,532	$1,871,580

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands except for per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Revenue (less agency commissions)	$143,464	$107,249	$276,767	$198,546
Operating expenses before depreciation, amortization and loss on disposal of assets, net:
Broadcast	86,445	66,002	173,292	126,386
Corporate and administrative	6,444	9,848	13,291	16,347
Depreciation	8,754	6,986	17,552	13,370
Amortization of intangible assets	2,731	1,179	5,502	1,468
Loss on disposals of assets, net	332	48	314	379
Operating expenses	104,706	84,063	209,951	157,950
Operating income	38,758	23,186	66,816	40,596
Other income (expense):
Miscellaneous income, net	67	3	74	3
Interest expense	(18,587)	(15,825)	(37,117)	(31,099)
Loss from early extinguishment of debt	-	(4,897)	-	(4,897)
Income before income taxes	20,238	2,467	29,773	4,603
Income tax expense	8,128	876	12,068	1,735
Net income	$12,110	$1,591	$17,705	$2,868

Basic per share information:
Net income	$0.17	$0.03	$0.27	$0.05
Weighted-average shares outstanding	71,637	57,862	64,968	57,855

Diluted per share information:
Net income	$0.17	$0.03	$0.27	$0.05
Weighted-average shares outstanding	72,270	58,311	65,529	58,298

Dividends declared per common share	$-	$-	$-	$-

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Net income	$12,110	$1,591	$17,705	$2,868

Other comprehensive income:
Adjustment to pension liability	12,287	-	12,287	-
Income tax expense	4,793	-	4,793	-
Other comprehensive income	7,494	-	7,494	-

Comprehensive income	$19,604	$1,591	$25,199	$2,868

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)

(in thousands, except for number of shares)

										Accumulated
	Class A					Class A		Common		Other
	Common Stock		Common Stock		Accumulated	Treasury Stock		Treasury Stock		Comprehensive
	Shares	Amount	Shares	Amount	Deficit	Shares	Amount	Shares	Amount	Loss	Total

Balance at December 31, 2014	7,567,868	$17,096	57,326,180	$486,317	$(202,939)	(1,578,554)	$(22,398)	(4,814,716)	$(41,072)	$(20,812)	$216,192

Net income	-	-	-	-	17,705	-	-	-	-	-	17,705

Adjustment to pension liability, net of income tax	-	-	-	-	-	-	-	-	-	7,494	7,494

Issuance of common stock:
Underwritten public offering	-	-	13,511,040	167,378	-	-	-	-	-	-	167,378
401(k) plan	-	-	1,039	13	-	-	-	-	-	-	13
2007 Long Term Incentive Plan - restricted stock	287,513	-	150,308	-	-	(32,817)	(287)	(67,989)	(818)	-	(1,105)

Share-based compensation	-	1,067	-	935	-	-	-	-	-	-	2,002

Balance at June 30, 2015	7,855,381	$18,163	70,988,567	$654,643	$(185,234)	(1,611,371)	$(22,685)	(4,882,705)	$(41,890)	$(13,318)	$409,679

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2015	2014
Operating activities
Net income	$17,705	$2,868
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	17,552	13,370
Amortization of intangible assets	5,502	1,468
Amortization of deferred loan costs	1,597	1,394
Amortization of original issue discount and premium related to long-term debt, net	(432)	(432)
Amortization of restricted stock and stock option awards	2,002	3,052
Amortization of program broadcast rights	7,160	5,918
Payments on program broadcast obligations	(7,141)	(7,692)
Common stock contributed to 401(k) plan	13	13
Deferred income taxes	11,937	1,735
Loss on disposals of assets, net	314	379
Loss from early extinguishment of debt	-	4,897
Other	(161)	(292)
Changes in operating assets and liabilities:
Receivables	1,462	(2,804)
Other current assets	(8,557)	418
Accounts payable	(1,387)	362
Other current liabilities	(10,189)	3,739
Accrued interest	(4,907)	946
Net cash provided by operating activities	32,470	29,339

Investing activities
Purchases of property and equipment	(8,396)	(10,456)
Acquisitions of television businesses and broadcast licenses	-	(325,862)
Proceeds from asset sales	101	997
Other	(143)	(2)
Net cash used in investing activities	(8,438)	(335,323)

Financing activities
Proceeds from borrowings on long-term debt	-	544,000
Repayments of borrowings on long-term debt	-	(178,157)
Proceeds from issuance of common stock	167,378	-
Deferred and other loan costs	4	(7,267)
Net cash provided by financing activities	167,382	358,576
Net increase in cash	191,414	52,592
Cash at beginning of period	30,769	13,478
Cash at end of period	$222,183	$66,070

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.     Basis of Presentation

The accompanying condensed consolidated balance sheet of Gray Television, Inc. (and its consolidated subsidiaries, except as the context otherwise provides,“Gray,” the “Company,” “we,” “us,” and “our”) as of December 31, 2014, which was derived from the Company’s audited financial statements as of December 31, 2014, and our accompanying unaudited condensed consolidated financial statements as of June 30, 2015 and for the periods ended June 30, 2015 and 2014 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included. Our operations consist of one reportable segment. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”). Our financial condition as of, and operating results for the six-month period ended, June 30, 2015 are not necessarily indicative of the financial condition or results that may be expected for any future interim period or for the year ending December 31, 2015.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires our management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and the notes to the unaudited condensed consolidated financial statements. Our actual results could differ materially from these estimates. The most significant estimates we make relate to our allowance for doubtful accounts in receivables, valuation of goodwill, intangible assets and program broadcast rights, pension costs, income taxes, employee medical insurance claims, useful lives of property and equipment and contingencies.

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

The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding for the three-month and six-month periods ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Weighted-average shares outstanding-basic	71,637	57,862	64,968	57,855
Common stock equivalents - stock options and restricted stock	633	449	561	443
Weighted-average shares outstanding-diluted	72,270	58,311	65,529	58,298

Accumulated Other Comprehensive Loss

Our accumulated other comprehensive loss balances as of June 30, 2015 and December 31, 2014 consist of adjustments to our pension liability and income tax benefit as follows (in thousands):

	June 30,	December 31,
	2015	2014

Accumulated balances of items included in accumulated other comprehensive loss:
Increase in pension liability	$(21,830)	$(34,117)
Income tax benefit	(8,512)	(13,305)
Accumulated other comprehensive loss	$(13,318)	$(20,812)

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

			Estimated
	June 30,	December 31,	Useful Lives
	2015	2014	(in years)
Property and equipment:
Land	$32,139	$32,085
Buildings and improvements	77,940	77,477	7 to 40
Equipment	395,150	394,569	3 to 20
	505,229	504,131
Accumulated depreciation	(295,026)	(282,320)
Total property and equipment, net	$210,203	$221,811

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 - Revenue from Contracts with Customers (Topic 606). ASU 2014-09 provides new guidance on revenue recognition for revenue from contracts with customers and will replace most existing revenue recognition guidance when it becomes effective. This guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The standard is intended to improve comparability of revenue recognition practices across entities and provide more useful information through improved financial statement disclosures. On July 9, 2015, the FASB voted to defer the effective date by one year to December 15, 2017 for interim and annual reporting periods beginning after that date and permitted early adoption of the standard, but not before the original effective date of December 15, 2016. The standard permits the use of either the retrospective or cumulative effect transition method. We are currently evaluating the impact of the requirements of this ASU on our financial statements.

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

Reclassifications

Certain reclassifications have been made in the presentation of operating activities in our Condensed Consolidated Statements of Cash Flows for the six-months ended June 30, 2014 in order to conform to the presentation for the six-months ended June 30, 2015. The reclassifications did not change our total net cash provided by operating activities for the six-months ended June 30, 2014.

2.      Long-term Debt

As of June 30, 2015 and December 31, 2014, long-term debt primarily consisted of obligations under our 2014 Senior Credit Facility (the “Senior Credit Facility”), and our 7½% Senior Notes due 2020 (the “2020 Notes”), as follows (in thousands):

	June 30,	December 31,
	2015	2014
Long-term debt including current portion:
Senior Credit Facility	$556,438	$556,438
2020 Notes	675,000	675,000
Total outstanding principal	1,231,438	1,231,438
Unamortized net premium - 2020 Notes	4,531	4,963
Net carrying value	$1,235,969	$1,236,401

Borrowing availability under the Revolving Credit Facility	$50,000	$50,000

Our Senior Credit Facility consists of a revolving loan (the “Revolving Credit Facility”) and a term loan. Excluding accrued interest, the amount outstanding under our Senior Credit Facility as of June 30, 2015 and December 31, 2014 consisted solely of a term loan balance of $556.4 million. Our maximum borrowing availability under our Revolving Credit Facility is limited by our required compliance with certain restrictive covenants, including a first lien net leverage ratio covenant.

As of June 30, 2015 and December 31, 2014, we had $675.0 million of our 2020 Notes outstanding, at their face value.

As of June 30, 2015 and December 31, 2014, the interest rate on the balance outstanding under the Senior Credit Facility was 3.8%, and the coupon interest rate was 7.5% and the yield was 7.3% on the 2020 Notes.

As of June 30, 2015 and December 31, 2014, we had a deferred loan cost balance, net of accumulated amortization, of $6.8 million and $7.4 million, respectively, related to the Senior Credit Facility; and we had a deferred loan cost balance, net of accumulated amortization, of $10.3 million and $11.3 million, respectively, related to our 2020 Notes.

Collateral, Covenants and Restrictions

Our obligations under the Senior Credit Facility are secured by substantially all of our consolidated subsidiaries' assets, including real estate. In addition, all of our subsidiaries are joint and several guarantors of, and our ownership interests in those subsidiaries are pledged to collateralize, our obligations under the Senior Credit Facility. Gray Television, Inc. is a holding company with no material independent assets or operations. For all periods presented, the 2020 Notes have been fully and unconditionally guaranteed, on a joint and several, senior unsecured basis, by all of Gray Television, Inc.'s subsidiaries. As of June 30, 2015, there were no significant restrictions on the ability of Gray Television, Inc.'s subsidiaries to distribute cash to Gray or to the guarantor subsidiaries.

The Senior Credit Facility contains affirmative and restrictive covenants that we must comply with, including (a) limitations on additional indebtedness, (b) limitations on liens, (c) limitations on the sale of assets, (d) limitations on guarantees, (e) limitations on investments and acquisitions, (f) limitations on the payment of dividends and share repurchases, (g) limitations on mergers, and (h) maintenance of a total leverage ratio not to exceed certain maximum limits, as well as other customary covenants for credit facilities of this type. The 2020 Notes include covenants with which we must comply which are typical for borrowing transactions of their nature. As of June 30, 2015 and December 31, 2014, we were in compliance with all required covenants under all our debt obligations.

3.     Stockholders’ Equity

On March 31, 2015, we completed an underwritten offering of 13.5 million shares of our common stock at a price to the public of $13.00 per share pursuant to an effective shelf registration statement. The net proceeds from the offering were $167.4 million, after deducting underwriting discounts of $7.5 million and expenses of $0.8 million. We have placed the net proceeds from the offering in our corporate treasury for general corporate purposes, and such proceeds may be used from time to time for, among other things, repayment of outstanding debt, capital expenditures, the financing of possible future business expansions and acquisitions, increasing our working capital and the financing of ongoing operating expenses and overhead.

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

Our Board of Directors has authorized Gray to repurchase an aggregate of up to 5 million shares of its common stock and Class A common stock at times as management deems appropriate, subject to any contractual or other restrictions. As of June 30, 2015, 279,200 shares of our common stock and Class A common stock remain available for repurchase under these authorizations. There is no expiration date for these authorizations. Shares repurchased are held as treasury shares and may be used for general corporate purposes including, but not limited to, satisfying obligations under our employee benefit plans and long term incentive plans. Treasury stock is recorded at cost. During the six-month periods ended June 30, 2015 and 2014, we did not make any repurchases under these authorizations.

For the period ended June 30, 2015 and for the year ended December 31, 2014, we did not declare or pay any common stock or Class A common stock dividends.

Under our various employee benefit plans, we may, at our discretion, issue authorized and unissued shares, or previously issued shares held in treasury, of our common stock or our Class A common stock. As of June 30, 2015, we had reserved 6,964,824 shares and 476,193 shares of our common stock and Class A common stock, respectively, for future issuance under various employee benefit plans. As of December 31, 2014, we had reserved 7,116,171 shares and 763,706 shares of our common stock and Class A common stock, respectively, for future issuance under various employee benefit plans.

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

The carrying amount of our long-term debt was $1.2 billion and $1.2 billion, respectively, and the fair value was $1.3 billion and $1.2 billion, respectively, as of June 30, 2015 and December 31, 2014. Fair value of our long-term debt is based on observable estimates provided by third-party financial professionals as of June 30, 2015 and December 31, 2014 and is classified within Level 2 of the fair value hierarchy.

5.     Retirement Plans

We sponsor and in some cases contribute to defined benefit and defined contribution retirement plans covering substantially all of our full-time employees. Our defined benefit pension plans include the Gray Television, Inc. Retirement Plan (the “Gray Pension Plan”), as well as two frozen plans assumed when we acquired the related businesses in prior years. The Gray Television, Inc. Capital Accumulation Plan (“the Capital Accumulation Plan”) is a defined contribution plan intended to meet the requirements of section 401(k) of the Internal Revenue Code.

Effective July 1, 2015, monthly plan benefits under the Gray Pension Plan were frozen and will no longer increase after June 30, 2015. Also, effective beginning on July 1, 2015, employer contributions to the Capital Accumulation Plan have been enhanced such that the Company includes matching cash contributions at a rate of 100% of the first 3% of each employee’s salary deferral, and 50% of the next 2% of each employee’s salary deferral. In addition, the Company, at its discretion, may make an additional profit sharing contribution, based on annual Company performance, to those employees who meet certain criteria.

The following table provides the components of net periodic benefit cost for our defined benefit pension plans for the three-month and six-month periods ended June 30, 2015 and 2014, respectively (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Service cost	$1,405	$1,300	$3,116	$2,644
Interest cost	3,194	1,034	4,448	2,103
Expected return on plan assets	(3,710)	(1,057)	(5,114)	(2,151)
Loss amortization	900	244	1,740	496
Net periodic cost	$1,789	$1,521	$4,190	$3,092

During the six-month period ended June 30, 2015, we contributed $1.4 million to our pension plans. During the remainder of the year ending December 31, 2015, we expect to contribute an additional $3.8 million to our pension plans. For the three and six-month periods ended June 30, 2015 and 2014, our contributions to our Capital Accumulation Plan were immaterial. We estimate that our contributions to the Capital Accumulation Plan for the remainder of the year ended December 31, 2015 will be approximately $1.4 million.

6.     Stock-based Compensation

We recognize compensation expense for stock-based payment awards made to our employees and directors, including stock options and restricted shares granted under our 2007 Long-Term Incentive Plan, as amended (the “2007 Incentive Plan”) and our Directors’ Restricted Stock Plan. The following table provides our stock-based compensation expense and related income tax benefit for the three-month and six-month periods ended June 30, 2015 and 2014, respectively (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Stock-based compensation expense, gross	$1,009	$980	$2,002	$3,052
Income tax benefit at our statutory rate associated with stock-based compensation	(394)	(382)	(781)	(1,190)
Stock-based compensation expense, net	$615	$598	$1,221	$1,862

2007 Long-Term Incentive Plan

The 2007 Long-Term Incentive Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock awards, stock appreciation rights, and performance awards to acquire shares of our Class A common stock or common stock, or other awards based on our performance, to our employees and non-employee directors.

During the six-month period ended June 30, 2015, we granted 150,308 shares of restricted common stock to our employees, of which 50,102 shares will vest on January 31, 2016; 50,100 shares will vest on January 31, 2017; and 50,106 shares will vest on January 31, 2018. Also during the six-month period ended June 30, 2015, we granted 229,322 shares of restricted Class A common stock to our employees, of which 76,442 shares will vest on each of January 31, 2016 and January 31, 2017; and 76,438 shares will vest on January 31, 2018. Also during the six-month period ended June 30, 2015, we granted 58,191 shares of restricted Class A common stock to our non-employee directors, all of which will vest on January 31, 2016. During the six-month period ended June 30, 2014, we granted 312,961 shares of restricted common stock to our employees, of which 68,991 shares vested on the date of grant; 127,316 shares vested on January 17, 2015; and 58,327 shares will vest on each of January 17, 2016 and 2017. Also during the six-month period ended June 30, 2014, we granted 194,413 shares of restricted Class A common stock to an employee, of which 31,821 shares vested on the date of grant; 75,412 shares vested on January 17, 2015 and 43,590 shares will vest on each of January 17, 2016 and 2017. Also during the six-month period ended June 30, 2014, we granted 41,881 shares of restricted Class A common stock to our non-employee directors, all of which vested on January 1, 2015.

Directors’ Restricted Stock Plan

The Directors’ Restricted Stock Plan authorizes the grant of restricted stock awards to our non-employee directors. During the six-month periods ended June 30, 2015 and 2014, we did not grant any restricted stock awards under the Directors’ Restricted Stock Plan. However, we granted restricted stock awards to our non-employee directors, pursuant to our 2007 Long-Term Incentive Plan during the six-months ended June 30, 2015 and 2014, as described above.

A summary of restricted common stock activity for the six-month periods ended June 30, 2015 and 2014 is as follows:

	Six Months Ended
	June 30, 2015		June 30, 2014
		Weighted-		Weighted-
		average		average
		Grant Date		Grant Date
	Number of	Fair Value	Number of	Fair Value
	Shares	Per Share	Shares	Per Share
Restricted stock - common:
Outstanding - beginning of period	385,056	$9.09	274,838	$4.43
Granted	150,308	$10.27	312,961	$11.78
Vested	(197,858)	$9.16	(202,743)	$6.93
Outstanding - end of period	337,506	$9.57	385,056	$9.09

A summary of restricted Class A common stock activity for the six-month periods ended June 30, 2015 and 2014 is as follows:

	Six Months Ended
	June 30, 2015		June 30, 2014
		Weighted-average		Weighted-average
		Grant Date		Grant Date
	Number of	Fair Value	Number of	Fair Value
	Shares	Per Share	Shares	Per Share
Restricted stock - class A common:
Restricted stock - beginning of period	204,473	$9.81	-	$-
Granted	287,513	$9.37	236,294	$9.80
Vested	(117,293)	$9.85	(31,821)	$9.75
Restricted stock - end of period	374,693	$9.46	204,473	$9.81

A summary of stock option activity related to our common stock for the six-month periods ended June 30, 2015 and 2014 is as follows:

	Six Months Ended
	June 30, 2015		June 30, 2014
	Number of Shares Underlying Options	Weighted- Average Exercise Price	Number of Shares Underlying Options	Weighted- Average Exercise Price
Stock options - common:
Outstanding - beginning of period	274,746	$1.99	274,746	$1.99
Options granted	-	$-	-	$-
Options exercised	-	$-	-	$-
Options expired	-	$-	-	$-
Options forfeited	-	$-	-	$-
Options outstanding - end of period	274,746	$1.99	274,746	$1.99

Exercisable at end of period	206,064	$1.99	137,376	$1.99

For the six-month periods ended June 30, 2015 and 2014, we did not have any stock options outstanding for our Class A common stock. The aggregate intrinsic value of our outstanding stock options was $3.8 million based on the closing market price of our common stock on June 30, 2015.

7.      Commitments and Contingencies

Acquisition Commitments

As of June 30, 2015, we were party to five agreements to complete pending acquisitions, pursuant to which we had paid an aggregate of approximately $7.0 million in deposits, from cash on hand, and were obligated to pay an additional aggregate of approximately $77.4 million. On July 1, 2015, we used cash on hand to complete these acquisitions. See Note 10, “Subsequent Events”.

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

8.      Goodwill and Intangible Assets

Our intangible assets are primarily comprised of broadcast licenses. There were no triggering events that required a test of impairment of our goodwill or intangible assets during the six-month periods ended June 30, 2015 or 2014.

9.     Income Taxes

For the three-month and six-month periods ended June 30, 2015 and 2014, our income tax expense and effective income tax rates were as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Income tax expense	$8,128	$876	$12,068	$1,735
Effective income tax rate	40.2%	35.5%	40.5%	37.7%

We estimate our differences between taxable income or loss and recorded income or loss on an annual basis. Our tax provision for each quarter is based upon these full year projections, which are revised each reporting period. These projections incorporate estimates of permanent differences between U.S. GAAP income or loss and taxable income or loss, state income taxes and adjustments to our liability for unrecognized tax benefits to adjust our statutory Federal income tax rate of 35.0% to our effective income tax rate. For the six-month period ended June 30, 2015, these estimates increased or decreased our statutory Federal income tax rate of 35.0% to our effective income tax rate of 40.5% as follows: state income taxes added 4.5%, permanent differences between our U.S. GAAP income and taxable income added 1.6%, and a discrete share based compensation adjustment added 0.3%, while adjustments to our reserve for uncertain tax positions resulted in a reduction of 0.9%. For the six-month period ended June 30, 2014, these estimates increased or decreased our statutory Federal income tax rate of 35.0% to our effective income tax rate of 37.7% as follows: state income taxes added 1.7% and permanent differences between our U.S. GAAP income and taxable income added 1.2%, while adjustments to our reserve for uncertain tax positions resulted in a reduction of 0.2%.

10.     Subsequent Events

As described more fully in our Annual Report on Form 10-K, we continue our focus on strategic growth and acquisitions. Consistent with that strategy, on July 1, 2015, we completed five acquisitions and announced two dispositions. However, as of the date of this report we have not completed our determination of the fair values of the assets acquired and liabilities assumed. These transactions were as follows:

●

Odessa-Midland, Texas Acquisition - Gray acquired the assets of KOSA-TV, whose digital channels are affiliated with the CBS and MY Networks. The total consideration paid was $33.6 million, of which we had paid $3.4 million as of June 30, 2015. The acquisition was funded with cash on hand.

●

Twin Falls, Idaho Acquisition - Gray acquired KMVT, whose digital channels are affiliated with the CBS and CW Networks, as well as KSVT, whose digital channel is affiliated jointly with the FOX and MY Networks. The total consideration paid was $17.5 million, of which we had paid $1.8 million as of June 30, 2015. The acquisition was funded with cash on hand.

●

Presque Isle, Maine Acquisition - Gray acquired WAGM, whose digital channels are affiliated with the CBS and FOX Networks. The total consideration paid was $10.3 million, of which we had paid $1.0 million as of June 30, 2015. The acquisition was funded with cash on hand.

●

Wausau-Rhinelander, Wisconsin Acquisition - Gray acquired certain non-license assets of WFXS, which had served as the Fox affiliate for the Wausau-Rhinelander television market. WFXS has ceased operating and Gray has begun broadcasting the program streams formerly transmitted by WFXS on Gray’s digital low power television station in Wausau, WZAW. Gray also owns and operates full power television station WSAW in Wausau, which serves as the market’s CBS affiliate. The total consideration paid was $14.0 million, of which we had paid $0.5 million as of June 30, 2015. The acquisition was funded with cash on hand.

●

Laredo, Texas Acquisition - Gray acquired certain non-license assets of KVTV, which had served as the CBS affiliate for the Laredo television market. KVTV has ceased operating and Gray has begun broadcasting the program streams formerly transmitted by KVTV on Gray’s digital low power television station in Laredo, KYLX. Gray also owns and operates full power television station KGNS in Laredo, which serves as the market’s NBC affiliate. The total consideration paid was $9.0 million, of which we had paid $0.3 million as of June 30, 2015. The acquisition was funded with cash on hand.

●

Great Falls and Helena, Montana Disposition - Gray entered into an agreement with Cordillera Communications, LLC to sell Gray’s KBGF, the NBC affiliate for the Great Falls market, and KTVH, the NBC and CW affiliate for the Helena market. The completion of this transaction is subject to FCC approval and we expect it to close in the third quarter of 2015. The total consideration to be received at closing is $3.0 million, and we expect to record a gain on disposal of approximately $0.9 million related to this disposition.

●

Helena, Montana Disposition - Gray has entered into an agreement to donate the FCC license and certain other assets of KMTF in Helena, Montana, which formerly simulcast the CW channel broadcast by KTVH-D2, to Montana State University (“MSU”). The completion of this transaction is subject to FCC approval and we expect it to close in the third quarter of 2015. This donation will allow MSU to operate a full power PBS affiliated television station in the state’s capital, augmenting the statewide PBS network that MSU operates. We expect to record a loss on disposal of approximately $0.1 million related to this donation.

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

Overview

We are a television broadcast company headquartered in Atlanta, Georgia, that owns and operates television stations and leading digital assets in markets throughout the United States. Upon consummation of all announced transactions, we will own and operate television stations in 45 television markets broadcasting a total of 150 programming streams, including 30 affiliates of the CBS Network (“CBS”), 22 affiliates of the NBC Network (“NBC”), 16 affiliates of the ABC Network (“ABC”) and 13 affiliates of the FOX Network (“FOX”).

In addition to our primary broadcast channels, we can also broadcast secondary digital channels within a market. Our secondary digital channels are generally affiliated with networks different from those affiliated with our primary broadcast channels, and are operated by us to make better use of our broadcast spectrum by providing supplemental and/or alternative programming in addition to our primary channels. Certain of our secondary digital channels are affiliated with more than one network simultaneously. In addition to affiliations with ABC, CBS and FOX, our secondary channels are affiliated with additional networks including the CW Network, MyNetworkTV, the MeTV Network, Antenna TV and Telemundo. We also broadcast ten local news/weather channels in certain of our existing markets. Our combined TV station group encompasses markets that comprise approximately 8.3% of total United States television households.

Recent Acquisitions

During 2014 and 2013, we completed a number of acquisitions which are described in detail in our 2014 Form 10-K. In 2014, our acquisitions included: the KNDX Acquisition, the KEVN Acquisition, the WQCW Acquisition, the Hoak Acquisition, the SJL Acquisition, the Parker Acquisition and the Helena Acquisition (collectively, the “2014 Acquisitions”). The 2014 Acquisitions were completed at various times during 2014, and therefore have a significant impact on the comparability of our results of operations for the three and six-month periods ended June 30, 2015, compared to the three and six-month periods ended June 30, 2014. The 2014 Acquisitions also had a significant impact on our liquidity and capital resources.

As described more fully in our Annual Report on Form 10-K, we continue to focus on strategic growth and acquisitions. Consistent with that strategy, on July 1, 2015, we completed five acquisitions and announced two dispositions. However, as of the date of this report we have not completed our determination of the fair values of the assets acquired and liabilities assumed. Each of the transactions is summarized as follows:

●

Odessa-Midland, Texas Acquisition - Gray acquired the assets of KOSA-TV, whose digital channels are affiliated with the CBS and MY Networks. The total consideration paid was $33.6 million, of which we had paid $3.4 million as of June 30, 2015. The acquisition was funded with cash on hand.

●

Twin Falls, Idaho Acquisition - Gray acquired KMVT, whose digital channels are affiliated with the CBS and CW Networks, as well as KSVT, whose digital channel is affiliated jointly with the FOX and MY Networks. The total consideration paid was $17.5 million, of which we had paid $1.8 million as of June 30, 2015. The acquisition was funded with cash on hand.

●

Presque Isle, Maine Acquisition - Gray acquired WAGM, whose digital channels are affiliated with the CBS and FOX Networks. The total consideration paid was $10.3 million, of which we had paid $1.0 million as of June 30, 2015. The acquisition was funded with cash on hand.

●

Wausau-Rhinelander, Wisconsin Acquisition - Gray acquired certain non-license assets of WFXS, which had served as the Fox affiliate for the Wausau-Rhinelander television market. WFXS has ceased operating and Gray has begun broadcasting the program streams formerly transmitted by WFXS on Gray’s digital low power television station in Wausau, WZAW. Gray also owns and operates full power television station WSAW in Wausau, which serves as the market’s CBS affiliate. The total consideration paid was $14.0 million, of which we had paid $0.5 million as of June 30, 2015. The acquisition was funded with cash on hand.

●

Laredo, Texas Acquisition - Gray acquired certain non-license assets of KVTV, which had served as the CBS affiliate for the Laredo television market. KVTV has ceased operating and Gray has begun broadcasting the program streams formerly transmitted by KVTV on Gray’s digital low power television station in Laredo, KYLX. Gray also owns and operates full power television station KGNS in Laredo, which serves as the market’s NBC affiliate. The total consideration paid was $9.0 million, of which we had paid $0.3 million as of June 30, 2015. The acquisition was funded with cash on hand.

●

Great Falls and Helena, Montana Disposition - Gray entered into an agreement with Cordillera Communications, LLC to sell Gray’s KBGF, the NBC affiliate for the Great Falls market, and KTVH, the NBC and CW affiliate for the Helena market. The completion of this transaction is subject to FCC approval and we expect it to close in the third quarter of 2015. The total consideration to be received at closing is $3.0 million, and we expect to record a gain on disposal of approximately $0.9 million related to this disposition.

●

Helena, Montana Disposition - Gray has entered into an agreement to donate the FCC license and certain other assets of KMTF in Helena, Montana, which formerly simulcast the CW channel broadcast by KTVH-D2, to Montana State University (“MSU”). The completion of this transaction is subject to FCC approval and we expect it to close in the third quarter of 2015. This donation will allow MSU to operate a full power PBS affiliated television station in the state’s capital, augmenting the statewide PBS network that MSU operates. We expect to record a loss on disposal of approximately $0.1 million related to this donation.

Recent Stock Offering

On March 31, 2015, we completed an underwritten public offering of 13.5 million shares of our common stock pursuant to an effective shelf registration statement, at a price to the public of $13.00 per share. The net proceeds of the offering were $167.4 million, after deducting underwriting discounts of $7.5 million and expenses of $0.8 million. We have placed the net proceeds from the public offering in our corporate treasury for general corporate purposes, and such proceeds may be used from time to time for, among other things, repayment of outstanding debt, capital expenditures, the financing of possible future business expansions and acquisitions, increasing our working capital and the financing of ongoing operating expenses and overhead. On July 1, 2015, we used $77.4 million of these proceeds to fund the acquisition commitments described above.

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

Cyclicality and Seasonality

Our broadcast stations rely on advertising revenue which is sensitive to cyclical changes in the economy. Revenue from stations acquired in the 2014 Acquisitions, and continuing improvement in general economic conditions, resulted in improvements in our non-political advertising revenue in the six-month period ended June 30, 2015 compared to the six-month period ended June 30, 2014.

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

For the six-month period ended June 30, 2015, our largest advertising customer category was automotive. For each of the six-month periods ended June 30, 2015 and 2014, we earned approximately 24% of our total broadcast advertising revenue from our automotive customers. Our business and operating results could be materially adversely affected if advertising revenue from automotive customers decreases. Our business and operating results could also be materially adversely affected if revenue decreased from one or more other significant advertising categories, such as the medical, restaurant, furniture and appliances, communications, home improvement, entertainment, or financial service industries.

Please see our “Results of Operations” and “Liquidity and Capital Resources” sections below for further discussion of our operating results.

Revenue

Set forth below are the principal types of revenue, less agency commissions, earned by us for the periods indicated and the percentage contribution of each type of revenue to our total revenue (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
		Percent		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total
Revenue:
Local	$76,053	53.0%	$56,678	52.8%	$144,384	52.2%	$107,722	54.3%
National	18,949	13.2%	14,826	13.8%	36,716	13.3%	28,174	14.2%
Internet	7,038	4.9%	7,206	6.7%	13,572	4.9%	13,245	6.7%
Political	2,197	1.5%	8,616	8.0%	3,356	1.2%	11,408	5.7%
Retransmission consent	36,909	25.7%	17,659	16.5%	73,160	26.4%	33,776	17.0%
Other	2,318	1.7%	2,264	2.2%	5,579	2.0%	4,221	2.1%
Total	$143,464	100.0%	$107,249	100.0%	$276,767	100.0%	$198,546	100.0%

Results of Operations

Three Months Ended June 30, 2015 (“2015 three-month period”) Compared to Three Months Ended June 30, 2014 (“2014 three-month period”)

Revenue. Total revenue increased $36.2 million, or 34%, to $143.5 million in the 2015 three-month period. The 2014 Acquisitions accounted for approximately $34.5 million of our total revenue in the 2015 three-month period and $5.2 million in the 2014 three-month period. Our total revenue at our stations increased primarily due to increases in local advertising revenue and retransmission consent revenue. Local advertising revenue increased $19.4 million, or 34%, to $76.1 million. Our local advertising revenue increased primarily due to increased spending in an improving economy. National advertising revenue increased $4.1 million, or 28%, to $18.9 million in the 2015 three-month period compared to the 2014 three-month period. Political advertising revenue decreased $6.4 millon, or 75%, to $2.2 million in the 2015 three-month period, due to 2015 being the “off year” of the two year election cycle which resulted in decreased spending by political candidates, political parties and special interest groups. Retransmission consent revenue increased $19.3 million, or 109%, to $36.9 million due to increased retransmission consent rates.

Our five largest local and national advertising categories on a combined local and national basis by customer type, excluding political advertising, demonstrated the following changes during the 2015 three-month period compared to the 2014 three-month period: automotive decreased 2%; medical increased 14%; restuarant decreased less than 1%; furniture and appliances increased 11%; and communications decreased 3%.

Broadcast Expenses. Broadcast expenses (before depreciation, amortization and loss on disposal of assets) increased $20.4 million, or 31%, to $86.4 million in the 2015 three-month period due primarily to increases in non-compensation expense of $15.3 million and compensation expense of $5.2 million. The 2014 Acquisitions accounted for approximately $19.4 million of broadcast expense in the 2015 three-month period and $2.3 million in the 2014 three-month period. Non-compensation expense increased primarily due to an increase of $12.7 million in network affiliation fees reflecting in part, increased fees payable to networks related to our increased retransmission consent revenue, as well as the commencement of network program fees to CBS in the first quarter of 2015. Compensation expense increased primarily due to the addition of personnel from the stations acquired in the 2014 Acquistions. During the 2015 three-month period and the 2014 three-month period, we recorded broadcast non-cash stock-based compensation expense of $0.2 million and $0.3 million, respectively.

Corporate and Administrative Expenses. Corporate and administrative expenses (before depreciation, amortization and loss on disposal of assets) decreased $3.4 million, or 35%, to $6.4 million in the 2015 three-month period, compared to the 2014 three-month period. Compensation expenses increased $0.6 million and non-compensation expenses decreased $4.0 million in the same period. Compensation expense increased primarily due to increases in incentive compensation and relocation expense. Non-compensation expense decreased primarily due to decreases in legal and other professional fees associated with the 2014 Acquisitions. During the 2015 three-month period and the 2014 three-month period, we recorded corporate non-cash stock-based compensation expense of $0.8 million and $0.7 million, respectively.

Depreciation. Depreciation of property and equipment totaled $8.8 million and $7.0 million for the 2015 three-month period and the 2014 three-month period, respectively. Depreciation increased primarily due to the addition of depreciable assets acquired as a part of the 2014 Acquisitions.

Amortization. Amortization of intangible assets increased $1.6 million, or 132%, to $2.7 million in the 2015 three-month period compared to the 2014 three-month period. Amortization increased primarily due to the additional definite-lived intangible assets acquired as a part of the 2014 Acquisitions.

Interest Expense. Interest expense increased $2.8 million, or 17%, to $18.6 million for the 2015 three-month period compared to the 2014 three-month period. This increase was attributable to an increase in the average borrowings outstanding, partially offset by a decrease in our average interest rates. The average interest rate on our total outstanding debt balance was 5.8% and 6.5% during the 2015 three-month period and the 2014 three-month period, respectively. Our average outstanding debt balance was $1.2 billion and $1.0 billion during the 2015 three-month period and the 2014 three-month period, respectively.

Income tax expense. We recognized income tax expense of $8.1 million and $0.9 million in the 2015 three-month period and the 2014 three-month period, respectively. For the 2015 three-month period and the 2014 three-month period, our effective income tax rate was 40.2% and 35.5%, respectively. We estimate our differences between taxable income or loss and recorded income or loss on an annual basis. Our tax provision for each quarter is based upon these full year projections which are revised each reporting period. These projections incorporate estimates of permanent differences between U.S. GAAP income or loss and taxable income or loss, state income taxes and adjustments to our liability for unrecognized tax benefits. For the 2015 three-month period, these estimates increased or decreased our statutory Federal income tax rate of 35.0% to our effective income tax rate of 40.2% as follows: state income taxes added 4.5%, permanent differences between our U.S. GAAP income and taxable income added 1.6% and adjustments to our reserve for uncertain tax positions resulted in a reduction of 0.9%.

Six Months Ended June 30, 2015 (“2015 six-month period”) Compared to Six Months Ended June 30, 2014 (“2014 six-month period”)

Revenue. Total revenue increased $78.2 million, or 39%, to $276.8 million in the 2015 six-month period. The 2014 Acquisitions accounted for approximately $67.3 million of our total revenue in the 2015 six-month period and $5.6 million of our total revenue in the 2014 six-month period. Our total revenue at all of our stations increased primarily due to increases in local advertising revenue and retransmission consent revenue. Local advertising revenue increased $36.7 million, or 34%, to $144.4 million. Our local advertising revenue increased primarily due to increased spending in an improving economy. National advertising revenue increased $8.5 million, or 30%, to $36.7 million in the 2015 six-month period compared to the 2014 six-month period. Local and national advertising revenue in the 2014 six-month period benefited from approximately $3.8 million earned from the broadcast of the 2014 Winter Olympic Games on our then fourteen NBC affiliated stations. There was no corresponding Olympic Games advertising revenue during the 2015 six-month period. Local and national advertising revenue included approximately $1.5 million of revenue from the broadcast of the 2015 Super Bowl on our then 24 NBC channels, an increase of approximately $1.3 million compared to the $0.2 million of revenue from the broadcast of the 2014 Super Bowl on our then five FOX channels. Political advertising revenue decreased $8.1 millon, or 71%, to $3.4 million in the 2015 six-month period, due to 2015 being the “off year” of the two year election cycle which resulted in decreased spending by political candidates, political parties and special interest groups. Retransmission consent revenue increased $39.4 million, or 117%, to $73.2 million due to increased retransmission consent rates.

Our five largest local and national advertising categories on a combined local and national basis by customer type, excluding political advertising, demonstrated the following changes during the 2015 six-month period compared to the 2014 six-month period: automotive decreased 3%; medical increased 6%; restuarant increased 1%; furniture and appliances increased 6%; and communications decreased 7%.

Broadcast Expenses. Broadcast expenses (before depreciation, amortization and loss on disposal of assets) increased $46.9 million, or 37%, to $173.3 million in the 2015 six-month period due primarily to increases in non-compensation expense of $31.2 million and compensation expense of $15.7 million. The 2014 Acquisitions accounted for approximately $39.2 million of broadcast expense in the 2015 six-month period and $2.8 million in the 2014 six-month period. Non-compensation expense increased primarily due to $25.7 million in increases in network affiliation fees reflecting, in part, increased fees payable to networks related to our increased retransmission consent revenue under our affiliation agreements renewed in 2014, as well as the commencement of network program fees to CBS in the first quarter of 2015. Compensation expense increased primarily due to compensation expenses from the addition of personnel from the stations acquired from the 2014 Acquisitions. During the 2015 six-month period and the 2014 six-month period, we recorded broadcast non-cash stock-based compensation expense of $0.5 million and $1.0 million, respectively. Broadcast non-cash stock-based compensation expense decreased primarily due to differences in the timing of grants of restricted stock to certain of our employees in the 2015 and 2014 six-month periods, and the vesting periods associated with those grants.

Corporate and Administrative Expenses. Corporate and administrative expenses (before depreciation, amortization and loss on disposal of assets) decreased $3.1 million, or 19%, to $13.3 million in the 2015 six-month period compared to the 2014 six-month period. Compensation expense increased $1.1 million primarily due to increases in incentive compensation and relocation expense. Non-compensation expense decreased $4.2 million primarily due to decreases in legal and other professional fees associated with the 2014 Acquisitions. During the 2015 and 2014 six-month periods, we recorded corporate non-cash stock-based compensation expense of $1.5 million and $2.1 million, respectively. Corporate non-cash stock-based compensation expense decreased primarily due to differences in the timing of grants of restricted stock to certain of our employees and directors in the 2015 and 2014 six-month periods and the vesting periods associated with those grants.

Depreciation. Depreciation of property and equipment totaled $17.6 million and $13.4 million for the 2015 six-month period and the 2014 six-month period, respectively. Depreciation increased primarily due to the addition of depreciable assets acquired as a part of the 2014 Acquisitions.

Amortization. Amortization of intangible assets increased $4.0 million, or 275%, to $5.5 million in the 2015 six-month period, compared to the 2014 six-month period. Amortization increased primarily due to the additional definite-lived intangible assets acquired as a part of the 2014 Acquisitions.

Interest Expense. Interest expense increased $6.0 million, or 19%, to $37.1 million for the 2015 six-month period compared to the 2014 six-month period. This increase was attributable to an increase in the average borrowings outstanding, partially offset by a decrease in our average interest rates. The average interest rate on our total outstanding debt balance was 5.8% and 6.7% during the 2015 six-month period and the 2014 six-month period, respectively. Our average outstanding debt balance was $1.2 billion and $0.9 billion during the 2015 six-month period and the 2014 six-month period, respectively.

Income tax expense. We recognized income tax expense of $12.1 million and $1.7 million in the 2015 six-month period and the 2014 six-month period, respectively. For the 2015 six-month period and the 2014 six-month period, our effective income tax rate was 40.5% and 37.7%, respectively. The primary reason for the increase in our income tax expense was the increase in our pre-tax income in the 2015 six-month period compared to the 2014 six-month period. We estimate our differences between taxable income or loss and recorded income or loss on an annual basis. Our tax provision for each quarter is based upon these full year projections that are revised each reporting period. These projections incorporate estimates of permanent differences between U.S. GAAP income or loss and taxable income or loss, state income taxes and adjustments to our liability for unrecognized tax benefits. For the 2015 six-month period, these estimates increased or decreased our statutory Federal income tax rate of 35.0% to our effective income tax rate of 40.5% as follows: state income taxes added 4.5%, permanent differences between our U.S. GAAP income and taxable income added 1.6%, and a discrete share based compensation adjustment added 0.3%, while adjustments to our reserve for uncertain tax positions resulted in a reduction of 0.9%.

Liquidity and Capital Resources

General

The following table presents data that we believe is helpful in evaluating our liquidity and capital resources (in thousands).

	Six Months Ended June 30,
	2015	2014
Net cash provided by operating activities	$32,470	$29,339
Net cash used in investing activities	(8,438)	(335,323)
Net cash provided by financing activities	167,382	358,576
Increase in cash	$191,414	$52,592

	As of
	June 30, 2015	December 31, 2014
Cash	$222,183	$30,769
Long-term debt	$1,235,969	$1,236,401
Borrowing availability under the Revolving Credit Facility	$50,000	$50,000

Our Senior Credit Facility consists of a revolving loan (the “Revolving Credit Facility”) and a term loan. Excluding accrued interest, the amount outstanding under our Senior Credit Facility as of June 30, 2015 and December 31, 2014 consisted solely of a term loan balance of $556.4 million. Our maximum borrowing availability under our Revolving Credit Facility is limited by our required compliance with certain restrictive covenants, including a first lien net leverage ratio covenant.

As of June 30, 2015 and December 31, 2014, we had $675.0 million of our 2020 Notes outstanding.

As of June 30, 2015 and December 31, 2014, the interest rate on the balance outstanding under the Senior Credit Facility was 3.8%, the coupon interest rate on our 2020 Notes was 7.5% and the yield was 7.3%.

As of June 30, 2015 and December 31, 2014, we had a deferred loan cost balance, net of accumulated amortization, of $6.8 million and $7.4 million, respectively, related to the Senior Credit Facility; and we had a deferred loan cost balance, net of accumulated amortization, of $10.3 million and $11.3 million, respectively, related to our 2020 Notes.

Our obligations under the Senior Credit Facility are secured by substantially all of our consolidated subsidiaries' assets, including real estate. In addition, all of our subsidiaries are joint and several guarantors of, and our ownership interests in those subsidiaries are pledged to collateralize, our obligations under the Senior Credit Facility.

The Senior Credit Facility contains affirmative and restrictive covenants that we must comply with, including (a) limitations on additional indebtedness, (b) limitations on liens, (c) limitations on the sale of assets, (d) limitations on guarantees, (e) limitations on investments and acquisitions, (f) limitations on the payment of dividends and share repurchases, (g) limitations on mergers, and (h) maintenance of a total leverage ratio not to exceed certain maximum limits, as well as other customary covenants for credit facilities of this type. The 2020 Notes include covenants with which we must comply and are typical for borrowing transactions of their nature. As of June 30, 2015 and December 31, 2014, we were in compliance with all required covenants under all our debt obligations.

Net Cash Provided By (Used In) Operating, Investing and Financing Activities

Net cash provided by operating activities was $32.5 million in the 2015 six-month period compared to $29.3 million in the 2014 six-month period. The increase of $3.2 million in the 2015 period was the result of a $14.8 million increase in net income and a $14.6 million increase in non-cash expenses, partially offset by a $26.2 million decrease in cash provided by working capital accounts. These changes were primarily due to the impact of the 2014 Acquisitions. The use of funds by our working capital accounts included approximately $7.0 million in deposits paid towards the five acquisitions which were still pending as of June 30, 2015.

Net cash used in investing activities was $8.4 million in the 2015 six-month period compared to net cash used in investing activities of $335.3 million for the 2014 six-month period. The decrease in cash used in investing activities was due to decrease in acquisitions in the 2015 six-month period compared to the 2014 six-month period.

Net cash provided by financing activities in the 2015 six-month period was $167.4 million compared to net cash provided by financing activities of $358.6 million in the 2014 six-month period. Cash provided by financing activities in the 2015 six-month period was due primarily to our underwritten public offering of 13.5 million shares of our common stock at a price to the public of $13.00 per share, on March 31, 2015. The net proceeds of the offering were $167.4 million, after deducting underwriting discounts and expenses. Cash provided by financing activities in the 2014 six-month period was due primarily to borrowings of long-term debt, net of repayments in the 2014 six-month period.

Liquidity

As of June 30, 2015, we have no required debt principal payments due over the next twelve months. We estimate that we will make approximately $71.8 million in debt interest payments over the twelve months immediately following June 30, 2015. Excluding acquisitions, our capital expenditures are expected to be between $20.0 million and $25.0 million during the twelve months immediately following June 30, 2015. On July 1, 2015, we paid a total of approximately $77.4 million to complete acquisitions that were pending on June 30, 2015. Although our cash flows from operations are subject to a number of risks and uncertainties, we anticipate that our cash on hand, future cash expected to be generated from operations, borrowings from time to time under the Senior Credit Facility (or any such other credit facility as may be in place at the appropriate time) and, potentially, external equity or debt financing, will be sufficient to fund any debt service obligations, estimated capital expenditures and acquisition-related obligations. Any potential equity or debt financing would depend upon, among other things, the costs and availability of such financing at the appropriate time. We also presently believe that our future cash expected to be generated from operations and borrowing availability under the Senior Credit Facility (or any such other credit facility) will be sufficient to fund our future capital expenditures and long-term debt service obligations until at least June 13, 2021, which is the maturity date of the term loan under the Senior Credit Facility.

Capital Expenditures

Capital expenditures in the 2015 and 2014 six-month periods were $8.4 million and $10.5 million, respectively. We anticipate that our capital expenditures for the remainder of 2015 will range between approximately $20.0 million and $25.0 million.

Other

We file a consolidated federal income tax return and such state or local tax returns as are required. Although we may earn taxable operating income in future years, as of June 30, 2015, we anticipate that through the use of our available loss carryforwards we will not pay significant amounts of federal or state income taxes prior to 2017.

We do not believe that inflation has had a significant impact on our results of operations nor is inflation expected to have a significant effect upon our business in the near future.

We sponsor and contribute to defined benefit and defined contribution retirement plans covering substantially all of our full-time employees. Our defined benefit pension plans include the Gray Television, Inc. Retirement Plan (the “Gray Pension Plan”), as well as two frozen plans assumed when we acquired the related businesses in prior years. The Gray Television, Inc. Capital Accumulation Plan (“the Capital Accumulation Plan”) is a defined contribution plan intended to meet the requirements of section 401(k) of the Internal Revenue Code.

During the second quarter of 2015, we undertook certain changes to the Gray Pension Plan pursuant to which monthly plan benefits are frozen and no longer increase after June 30, 2015. During the six-month period ended June 30, 2015, we contributed $1.4 million to our defined benefit pension plans. During the remainder of the year ending December 31, 2015, we expect to contribute an additional $3.8 million to our defined benefit pension plans. Effective on July 1, 2015, employer contributions to the Capital Accumulation Plan have been enhanced such that the Company now matches cash contributions at a rate of 100% of the first 3% of each employee’s salary deferral, and 50% of the next 2% of each employee’s salary deferral. In addition, the Company, at its discretion, may make an additional profit sharing contribution, based on annual Company performance, to those employees who meet certain criteria. At this time, we estimate that our contributions to the Capital Accumulation Plan for the remainder of the year ending December 31, 2015 will be approximately $1.4 million.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are all statements other than those of historical fact. When used in this Quarterly Report, the words “believes,” “expects,” “anticipates,” “estimates,” “will,” “may,” “should” and similar words and expressions are generally intended to identify forward-looking statements. Among other things, statements that describe our expectations regarding our results of operations, general and industry-specific economic conditions, future pension plan contributions, anticipated dispositions and capital expenditures are forward-looking statements. Readers of this Quarterly Report are cautioned that any forward-looking statements, including those regarding the intent, belief or current expectations of our management, are not guarantees of future performance, results or events and involve risks and uncertainties, and that actual results and events may differ materially from those contained in the forward-looking statements as a result of various factors including, but not limited to, those listed under the heading “Risk Factors” in our 2014 Form 10-K and as may be described in subsequently filed quarterly reports on Form 10-Q, as well as the other factors described from time to time in our filings with the Securities and Exchange Commission. Forward-looking statements speak only as of the date they are made. We undertake no obligation to update such forward-looking statements to reflect subsequent events or circumstances.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

We believe that the market risk of our financial instruments as of June 30, 2015 has not materially changed since December 31, 2014. The market risk profile on December 31, 2014 is disclosed in our 2014 Form 10-K.

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

There were no changes in our internal control over financial reporting during the three-month period ended June 30, 2015 identified in connection with this evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

GRAY TELEVISION, INC.
(Registrant)

Date: August 5, 2015	By:	/s/ James C. Ryan
James C. Ryan
Senior Vice President and Chief Financial Officer