Form 10-Q
period 2015-09-30
GRAY TELEVISION INC
filed 2015-11-03
CIK 43196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X]  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015 or

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes           No     ✔_

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock (No Par Value)	Class A Common Stock (No Par Value)
66,106,427 shares outstanding as of October 31, 2015	6,244,010 shares outstanding as of October 31, 2015

INDEX

GRAY TELEVISION, INC.

 i

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands)

	September 30,	December 31,
	2015	2014
Assets:
Current assets:
Cash	$81,169	30,769
Accounts receivable, less allowance for doubtful accounts of $1,752 and $1,667, respectively	110,812	106,692
Current portion of program broadcast rights, net	12,850	9,765
Deferred tax asset	18,855	18,855
Prepaid and other current assets	4,431	2,223
Total current assets	228,117	168,304

Property and equipment, net	229,384	221,811
Deferred loan costs, net	16,252	18,651
Broadcast licenses	1,058,250	1,023,580
Goodwill	398,235	374,390
Other intangible assets, net	51,084	47,802
Investment in broadcasting company	13,599	13,599
Other	97,157	3,443
Total assets	$2,092,078	$1,871,580

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands except for share data)

	September 30,	December 31,
	2015	2014
Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$4,380	$4,613
Employee compensation and benefits	23,147	25,160
Accrued interest	25,373	17,623
Accrued network programming fees	9,833	7,129
Other accrued expenses	13,011	6,218
Federal and state income taxes	519	1,894
Current portion of program broadcast obligations	13,144	9,899
Deferred revenue	2,248	7,486
Total current liabilities	91,655	80,022

Long-term debt, less current portion	1,235,753	1,236,401
Program broadcast obligations, less current portion	1,871	2,000
Deferred income taxes	313,511	292,679
Accrued pension costs	31,322	43,334
Other	728	952
Total liabilities	1,674,840	1,655,388

Commitments and contingencies (Note 8)

Stockholders’ equity:
Common stock, no par value; authorized 100,000,000 shares, issued 70,988,987 shares and 57,326,180 shares, respectively	655,012	486,317
Class A common stock, no par value; authorized 15,000,000 shares, issued 7,855,381 shares and 7,567,868 shares, respectively	18,744	17,096
Accumulated deficit	(178,625)	(202,939)
Accumulated other comprehensive loss, net of income tax benefit	(13,318)	(20,812)
	481,813	279,662
Treasury stock at cost, common stock, 4,882,705 shares and 4,814,716 shares, respectively	(41,890)	(41,072)
Treasury stock at cost, Class A common stock, 1,611,371 shares and 1,578,554 shares, respectively	(22,685)	(22,398)
Total stockholders’ equity	417,238	216,192
Total liabilities and stockholders’ equity	$2,092,078	$1,871,580

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands except for per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Revenue (less agency commissions)	$151,102	$131,702	$427,869	$330,248
Operating expenses before depreciation, amortization and loss on disposal of assets, net:
Broadcast	98,921	73,218	272,213	199,604
Corporate and administrative	10,022	5,271	23,313	21,618
Depreciation	9,354	8,228	26,906	21,598
Amortization of intangible assets	3,213	3,823	8,715	5,291
Loss on disposal of assets, net	248	6	562	385
Operating expenses	121,758	90,546	331,709	248,496
Operating income	29,344	41,156	96,160	81,752
Other income (expense):
Miscellaneous income, net	28	11	102	14
Interest expense	(18,645)	(18,619)	(55,762)	(49,718)
Loss from early extinguishment of debt	-	-	-	(4,897)
Income before income taxes	10,727	22,548	40,500	27,151
Income tax expense	4,118	8,608	16,186	10,343
Net income	$6,609	$13,940	$24,314	$16,808

Basic per share information:
Net income	$0.09	$0.24	$0.36	$0.29
Weighted-average shares outstanding	71,638	57,863	67,215	57,857

Diluted per share information:
Net income	$0.09	$0.24	$0.36	$0.29
Weighted-average shares outstanding	72,341	58,394	67,824	58,330

Dividends declared per common share	$-	$-	$-	$-

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Net income	$6,609	$13,940	$24,314	$16,808

Other comprehensive income:
Adjustment to pension liability	-	-	12,287	-
Income tax expense	-	-	4,793	-
Other comprehensive income	-	-	7,494	-

Comprehensive income	$6,609	$13,940	$31,808	$16,808

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
(in thousands, except for number of shares)

										Accumulated
	Class A					Class A		Common		Other
	Common Stock		Common Stock		Accumulated	Treasury Stock		Treasury Stock		Comprehensive
	Shares	Amount	Shares	Amount	Deficit	Shares	Amount	Shares	Amount	Loss	Total

Balance at December 31, 2014	7,567,868	$17,096	57,326,180	$486,317	$(202,939)	(1,578,554)	$(22,398)	(4,814,716)	$(41,072)	$(20,812)	$216,192

Net income	-	-	-	-	24,314	-	-	-	-	-	24,314

Adjustment to pension liability, net of income tax	-	-	-	-	-	-	-	-	-	7,494	7,494

Issuance of common stock:
Underwritten public offering	-	-	13,511,040	167,313	-	-	-	-	-	-	167,313
401(k) plan	-	-	1,459	19	-	-	-	-	-	-	19
2007 Long Term Incentive Plan - restricted stock	287,513	-	150,308	-	-	(32,817)	(287)	(67,989)	(818)	-	(1,105)

Share-based compensation	-	1,648	-	1,363	-	-	-	-	-	-	3,011

Balance at September 30, 2015	7,855,381	$18,744	70,988,987	$655,012	$(178,625)	(1,611,371)	$(22,685)	(4,882,705)	$(41,890)	$(13,318)	$417,238

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2015	2014
Operating activities
Net income	$24,314	$16,808
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	26,906	21,598
Amortization of intangible assets	8,715	5,291
Amortization of deferred loan costs	2,396	2,158
Amortization of original issue discount and premium related to long-term debt, net	(647)	(647)
Amortization of restricted stock and stock option awards	3,011	4,032
Amortization of program broadcast rights	10,837	9,227
Payments on program broadcast obligations	(10,558)	(11,194)
Common stock contributed to 401(k) plan	19	19
Deferred income taxes	16,040	10,333
Loss on disposals of assets, net	562	385
Loss from early extinguishment of debt	-	4,897
Other	48	(233)
Changes in operating assets and liabilities:
Receivables	(4,120)	(7,300)
Other current assets	(1,841)	(772)
Accounts payable	(233)	2,881
Other current liabilities	(481)	13,166
Accrued interest	7,750	17,755
Net cash provided by operating activities	82,718	88,404

Investing activities
Purchases of property and equipment	(15,250)	(20,452)
Acquisitions of television businesses and broadcast licenses	(184,346)	(457,754)
Proceeds from asset sales	111	1,162
Other	(150)	(22)
Net cash used in investing activities	(199,635)	(477,066)

Financing activities
Proceeds from borrowings on long-term debt	-	644,000
Repayments of borrowings on long-term debt	-	(179,758)
Proceeds from issuance of common stock	167,313	-
Deferred and other loan costs	4	(9,251)
Net cash provided by financing activities	167,317	454,991
Net increase in cash	50,400	66,329
Cash at beginning of period	30,769	13,478
Cash at end of period	$81,169	$79,807

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Basis of Presentation

The accompanying condensed consolidated balance sheet of Gray Television, Inc. (and its consolidated subsidiaries, except as the context otherwise provides,“Gray,” the “Company,” “we,” “us,” and “our”) as of December 31, 2014, which was derived from the Company’s audited financial statements as of December 31, 2014, and our accompanying unaudited condensed consolidated financial statements as of September 30, 2015 and for the periods ended September 30, 2015 and 2014 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included. Our operations consist of one reportable segment. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”). Our financial condition as of, and operating results, for the nine-month period ended September 30, 2015 are not necessarily indicative of the financial condition or results that may be expected for any future interim period or for the year ending December 31, 2015.

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

The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding for the three-month and nine-month periods ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Weighted-average shares outstanding-basic	71,638	57,863	67,215	57,857
Common stock equivalents for stock options and restricted stock	703	531	609	473
Weighted-average shares outstanding-diluted	72,341	58,394	67,824	58,330

Accumulated Other Comprehensive Loss

Our accumulated other comprehensive loss balances as of September 30, 2015 and December 31, 2014 consisted of adjustments to our pension liability and income tax benefit as follows (in thousands):

	September 30,	December 31,
	2015	2014

Accumulated balances of items included in accumulated other comprehensive loss:
Adjustment to pension liability	$(21,830)	$(34,117)
Income tax benefit	(8,512)	(13,305)
Accumulated other comprehensive loss	$(13,318)	$(20,812)

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

			Estimated
	September 30,	December 31,	Useful Lives
	2015	2014	(in years)
Property and equipment:
Land	$34,749	$32,085
Buildings and improvements	82,406	77,477	7	to	40
Equipment	416,024	394,569	3	to	20
	533,179	504,131
Accumulated depreciation	(303,795)	(282,320)
Total property and equipment, net	$229,384	$221,811

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 - Revenue from Contracts with Customers (Topic 606). ASU 2014-09 provides new guidance on revenue recognition for revenue from contracts with customers and will replace most existing revenue recognition guidance when it becomes effective. This guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The standard is intended to improve comparability of revenue recognition practices across entities and provide more useful information through improved financial statement disclosures. In August 2015, the FASB issued ASU 2015-14 - Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. ASU 2015-14 deferred the effective date of ASU 2014-09, by one year to December 15, 2017 for interim and annual reporting periods beginning after that date and permitted early adoption of the standard, but not before the original effective date of December 15, 2016. The standard permits the use of either the retrospective or cumulative effect transition method. We are currently evaluating the impact of the requirements of this ASU on our financial statements.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 amends previous guidance to require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. In August 2015 the FASB issued ASU No. 2015-15, Interest - Imputation of Interest (Subtopic 835-30) - Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements- Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting. ASU 2015-15 amended previous guidance to codify the June 18, 2015 Staff Announcement that the SEC staff would not object to the deferral and presentation as an asset, and subsequent amortization of such asset, of deferred debt issuance costs related to line of credit arrangements. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods thereafter. Early adoption is permitted for financial statements that have not been previously issued. We expect that the affected amounts on our balance sheets will be reclassified within our balance sheets to conform to this standard. We do not expect that the adoption of this ASU will have a material impact on our financial statements.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805) - Simplifying the Accounting for Measurement-Period Adjustments. ASU 2015-16 requires that an acquiror recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this ASU require that the acquiror record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in ASU 2015-16 require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The standard is effective for fiscal years beginning after December 15, 2015, including interim periods thereafter. We do not expect that the adoption of this ASU will have a material impact on our financial statements.

In October 2015, the FASB voted to ratify a proposed ASU on income taxes (Topic 740) to require “noncurrent” presentation of all deferred income taxes. Entities with publicly traded securities are required to apply the new guidance in the annual reporting period beginning after December 15, 2016, and interim periods thereafter. We expect that the affected amounts on our balance sheets will be reclassified within our balance sheets to conform to this standard. We do not expect that the adoption of this ASU will have a material impact on our financial statements.

Reclassifications

Certain reclassifications have been made in the presentation of operating activities in our condensed consolidated statement of cash flows for the nine-months ended September 30, 2014 in order to conform to the presentation for the nine-months ended September 30, 2015. The reclassifications did not change our total net cash provided by operating activities for the nine-months ended September 30, 2014.

2.     Acquisitions and Dispositions

During the nine-months ended September 30, 2015, we entered into the transactions described below (collectively, the “2015 Transactions”). The 2015 Transactions are expected to, among other things, increase our revenues and cash flows from operating activities, and allow us to operate more efficiently and effectively, by increasing our scale and providing us with the ability to negotiate more favorable terms in our agreements with third parties.

Cedar Rapids Acquisition

On September 1, 2015, we entered into an asset purchase agreement to acquire KCRG-TV, which is affiliated with the ABC Network and serves the Cedar Rapids, Iowa television market (the “Cedar Rapids Acquisition”). On September 1, 2015, we acquired certain non-license operating assets of the station and entered into a local programming and marketing agreement (the “LMA”) with the licensee. Under the terms of the LMA, we operate the station subject to the control of the seller and its obligations under the station’s FCC license. As a result of the terms of the LMA, we have included the operating results of the station in our financial statements beginning on September 1, 2015. The total consideration for the transaction was $100.0 million. On September 1, 2015, we paid $80.0 million to the seller and $20.0 million into an escrow account, pending regulatory approval of the transaction. On October 23, 2015, the FCC consented to the assignment of the station's FCC license and related assets and, on November 1, 2015, we completed the acquisition. The amounts paid were funded with cash on hand. As of September 30, 2015, we recorded $5.8 million of non-license operating assets and a non-current deposit of $94.2 million. Please refer to Note 11. “Subsequent Events” for a discussion of the completion and preliminary valuation of the Cedar Rapids Acquisition.

Odessa Acquisition

On July 1, 2015, we acquired the assets of KOSA-TV, whose digital channels are affiliated with the CBS and MY Networks and which station serves the Odessa-Midland, Texas television market (the “Odessa Acquisition”). The total consideration paid was $33.6 million. The acquisition was funded with cash on hand.

Twin Falls Acquisition

On July 1, 2015, we acquired KMVT-TV, whose digital channels are affiliated with the CBS and CW Networks, as well as KSVT-LD, whose digital channel is affiliated jointly with the FOX and MY Networks. These stations serve the Twin Falls, Idaho television market (the “Twin Falls Acquisition”). The total consideration paid was $17.5 million. The acquisition was funded with cash on hand.

Wausau Acquisition

On July 1, 2015, we acquired certain non-license assets of WFXS-TV, which had served as the FOX affiliate for the Wausau-Rhinelander, Wisconsin television market (the “Wausau Acquisition”). On that date WFXS-TV ceased operating, and we began broadcasting its former program streams on our digital low power television station in Wausau, WZAW-LD. The total consideration paid was $14.0 million. The acquisition was funded with cash on hand.

Presque Isle Acquisition

On July 1, 2015, we acquired WAGM-TV, whose digital channels are affiliated with the CBS and FOX Networks and which station serves the Presque Isle, Maine television market (the Presque Isle Acquisition”). The total consideration paid was $10.3 million. The acquisition was funded with cash on hand.

Laredo Acquisition

On July 1, 2015, we acquired certain non-license assets of KVTV-TV, which had served as the CBS affiliate for the Laredo, Texas television market (the “Laredo Acquisition”). On that date KVTV-TV ceased operating, and we began broadcasting its former program streams on our digital low power television station in Laredo, KYLX-LD. The total consideration paid was $9.0 million. The acquisition was funded with cash on hand.

Preliminary Fair Value Estimates:

The preliminary fair value estimates of the acquired assets, assumed liabilities and resulting goodwill from each of the acquisitions are summarized as follows (in thousands):

	Acquisition
	Odessa	Twin Falls	Wausau	Presque Isle	Laredo

Other current assets	$67	$94	$83	$45	$22
Property and equipment	4,629	5,172	1,985	2,822	1,411
Goodwill	3,739	2,587	11,610	245	5,154
Broadcast licenses	22,253	6,333	-	6,150	-
Other intangible assets	3,067	3,485	397	1,039	2,435
Other non-current assets	13	32	87	-	13
Current liabilities	(155)	(140)	(75)	(51)	(22)
Other long-term liabilities	(13)	(63)	(87)	-	(13)

Total	$33,600	$17,500	$14,000	$10,250	$9,000

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

Amounts related to other intangible assets represent the estimated fair values of retransmission agreements of $5.6 million; advertising relationships of $1.0 million; and favorable leases of $3.6 million. These intangible assets are being amortized over their estimated useful lives of approximately 5.8 years for retransmission agreements; approximately 9.6 years for advertising relationships; and approximately 18.1 years for leases.

Goodwill is calculated as the excess of the consideration transferred over the fair value of the identifiable net assets acquired and liabilities assumed, and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce, as well as future synergies that we expect to generate from each acquisition. We have preliminarily recorded $23.3 million of goodwill related to the acquisitions completed in the nine months ended September 30, 2015. The goodwill recognized related to these acquisitions is deductible for income tax purposes.

The preliminary fair value estimates of assets acquired, liabilities assumed and resulting goodwill are based upon management’s estimate of the fair values using valuation techniques including income, cost and market approaches. The amounts presented are preliminary and subject to change. In estimating the fair value of the acquired assets and assumed liabilities, the fair value estimates are based on, but not limited to, expected future revenue and cash flows, expected future growth rates, and estimated discount rates.

The Company’s consolidated results of operations for the nine months ended September 30, 2015 include the results of each of the acquisitions described above from the date of each acquisition listed above. Net revenues and operating income from these acquisitions included in our condensed consolidated statements of operations for the nine months ended September 30, 2015 were $8.3 million and $3.0 million, respectively. In connection with these acquisitions, we incurred a total of $4.5 million of transaction related costs, primarily related to legal, consulting and other professional services.

Disposition

On September 1, 2015, we donated the FCC license and certain other assets of KMTF-TV in Helena, Montana, which formerly simulcast the CW channel broadcast by our KTVH-D2, to Montana State University (“MSU”). This donation allowed MSU to operate a full power PBS affiliated television station in the state’s capital for the first time, augmenting the statewide PBS network that MSU operates. We recorded a loss on disposal of approximately $0.1 million related to this donation in the three and nine-month periods ended September 30, 2015.

Pending Transactions

Please refer to Note 8. “Commitments and Contingencies” for a description of our pending transactions.

3.      Long-term Debt

As of September 30, 2015 and December 31, 2014, long-term debt consisted of obligations under our 2014 Senior Credit Facility (the “Senior Credit Facility”) and our 7 ½ % Senior Notes due 2020 (the “2020 Notes”), as follows (in thousands):

	September 30,	December 31,
	2015	2014
Long-term debt including current portion:
Senior Credit Facility	556,438	556,438
2020 Notes	675,000	675,000
Total outstanding principal	1,231,438	1,231,438
Unamortized net premium - 2020 Notes	4,315	4,963
Net carrying value	$1,235,753	$1,236,401

Borrowing availability under the Revolving Credit Facility	$50,000	$50,000

Our Senior Credit Facility consists of a revolving loan (the “Revolving Credit Facility”) and a term loan. Excluding accrued interest, the amount outstanding under our Senior Credit Facility as of September 30, 2015 and December 31, 2014 consisted solely of a term loan balance of $556.4 million. Our maximum borrowing availability under our Revolving Credit Facility is limited by our required compliance with certain restrictive covenants, including a first lien net leverage ratio covenant.

As of September 30, 2015 and December 31, 2014, we had $675.0 million of our 2020 Notes outstanding, at their face value.

As of September 30, 2015 and December 31, 2014, the interest rate on the balance outstanding under the Senior Credit Facility was 3.8%, and the coupon interest rate was 7.5% and the yield was 7.3% on the 2020 Notes.

As of September 30, 2015 and December 31, 2014, we had a deferred loan cost balance, net of accumulated amortization, of $6.4 million and $7.4 million, respectively, related to the Senior Credit Facility; and we had a deferred loan cost balance, net of accumulated amortization, of $9.8 million and $11.3 million, respectively, related to our 2020 Notes.

Collateral, Covenants and Restrictions

Our obligations under the Senior Credit Facility are secured by substantially all of our consolidated subsidiaries' assets, including certain real estate. In addition, all of our subsidiaries are joint and several guarantors of, and our ownership interests in those subsidiaries are pledged to collateralize, our obligations under the Senior Credit Facility. Gray Television, Inc. is a holding company with no material independent assets or operations. For all periods presented, the 2020 Notes have been fully and unconditionally guaranteed, on a joint and several, senior unsecured basis, by all of Gray Television, Inc.'s subsidiaries. As of September 30, 2015, there were no significant restrictions on the ability of Gray Television, Inc.'s subsidiaries to distribute cash to Gray or to the guarantor subsidiaries.

The Senior Credit Facility contains affirmative and restrictive covenants with which we must comply, including (a) limitations on additional indebtedness, (b) limitations on liens, (c) limitations on the sale of assets, (d) limitations on guarantees, (e) limitations on investments and acquisitions, (f) limitations on the payment of dividends and share repurchases, (g) limitations on mergers, and (h) maintenance of a total leverage ratio not to exceed certain maximum limits while any amount is outstanding under the Revolving Credit Facility, as well as other customary covenants for credit facilities of this type. The 2020 Notes include covenants with which we must comply which are typical for borrowing transactions of their nature. As of September 30, 2015 and December 31, 2014, we were in compliance with all required covenants under all our debt obligations.

4.     Stockholders’ Equity

On March 31, 2015, we completed an underwritten offering of 13.5 million shares of our common stock at a price to the public of $13.00 per share pursuant to an effective shelf registration statement. The net proceeds from the offering were $167.3 million, after deducting underwriting discounts of $7.5 million and expenses of $0.9 million. We used the net proceeds from the offering to pay a significant portion of the consideration to complete the acquisitions in 2015.

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

Our Board of Directors has authorized Gray to repurchase an aggregate of up to 5 million shares of its common stock and Class A common stock at times as management deems appropriate, subject to any contractual or other restrictions. As of September 30, 2015, 279,200 shares of our common stock and Class A common stock remain available for repurchase under these authorizations. There is no expiration date for these authorizations. Shares repurchased are held as treasury shares and may be used for general corporate purposes including, but not limited to, satisfying obligations under our employee benefit plans and long-term incentive plans. Treasury stock is recorded at cost. During the nine-month periods ended September 30, 2015 and 2014, we did not make any repurchases under these authorizations.

For the period ended September 30, 2015 and for the year ended December 31, 2014, we did not declare or pay any common stock or Class A common stock dividends.

Under our various employee benefit plans, we may, at our discretion, issue authorized and unissued shares, or previously issued shares held in treasury, of our common stock or our Class A common stock. As of September 30, 2015, we had reserved 6,964,404 shares and 476,193 shares of our common stock and Class A common stock, respectively, for future issuance under various employee benefit plans. As of December 31, 2014, we had reserved 7,116,171 shares and 763,706 shares of our common stock and Class A common stock, respectively, for future issuance under various employee benefit plans.

5.      Fair Value Measurement

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

The carrying amount of our long-term debt was $1.2 billion and $1.2 billion, respectively, and the fair value was $1.3 billion and $1.2 billion, respectively, as of September 30, 2015 and December 31, 2014. We classify our long-term debt within Level 2 of the fair value hierarchy. Fair value of our long-term debt is based on observable estimates provided by third-party financial professionals as of September 30, 2015 and December 31, 2014.

6.     Retirement Plans

We sponsor and in some cases contribute to defined benefit and defined contribution retirement plans covering substantially all of our full-time employees. Our defined benefit pension plans are the Gray Television, Inc. Retirement Plan (the “Gray Pension Plan”) as well as two plans assumed when we acquired the related businesses in prior years. Effective July 1, 2015, monthly plan benefits under the Gray Pension Plan were frozen and no longer increase after June 30, 2015, therefore all three of our defined benefit pension plans are frozen plans.

The Gray Television, Inc. Capital Accumulation Plan (“the Capital Accumulation Plan”) is a defined contribution plan intended to meet the requirements of section 401(k) of the Internal Revenue Code. Effective beginning on July 1, 2015, employer contributions under the Capital Accumulation Plan include matching cash contributions at a rate of 100% of the first 3% of each employee’s salary deferral, and 50% of the next 2% of each employee’s salary deferral. In addition, the Company, at its discretion, may make an additional profit sharing contribution, based on annual Company performance, to those employees who meet certain criteria.

The following table provides the components of net periodic benefit cost for our pension plans for the three-month and nine-month periods ended September 30, 2015 and 2014, respectively (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Service cost	$-	$1,279	$3,116	$3,886
Interest cost	-	1,099	4,448	3,336
Expected return on plan assets	-	(1,123)	(5,114)	(3,410)
Loss amortization	-	263	1,740	799
Net periodic benefit cost	$-	$1,518	$4,190	$4,611

During the nine-month period ended September 30, 2015, we contributed $3.9 million to our pension plans. During the remainder of the year ending December 31, 2015, we expect to contribute an additional $1.3 million to our pension plans. For the three and nine-month periods ended September 30, 2015 and 2014, our contributions to our Capital Accumulation Plan were $1.0 million and $0, respectively. We estimate that our contributions to the Capital Accumulation Plan for the remainder of the year ending December 31, 2015 will be approximately $0.9 million.

7.     Stock-based Compensation

We recognize compensation expense for stock-based payment awards made to our employees and directors, including stock options and restricted shares under our 2007 Long-Term Incentive Plan, as amended (the “2007 Incentive Plan”) and our Directors’ Restricted Stock Plan. The following table provides our stock-based compensation expense and related income tax benefit for the three-month and nine-month periods ended September 30, 2015 and 2014, respectively (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Stock-based compensation expense, gross	$1,009	$981	$3,011	$4,032
Income tax benefit at our statutory rate associated with stock-based compensation	(394)	(383)	(1,174)	(1,572)
Stock-based compensation expense, net	$615	$598	$1,837	$2,460

2007 Long-Term Incentive Plan

The 2007 Long-Term Incentive Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock awards, stock appreciation rights, and performance awards to acquire shares of our Class A common stock or common stock, or the receipt of other awards based on our performance, to our employees and non-employee directors.

During the nine-month period ended September 30, 2015, we granted 150,308 shares of restricted common stock to our employees, of which 50,102 shares will vest on January 31, 2016; 50,100 shares will vest on January 31, 2017; and 50,106 shares will vest on January 31, 2018. Also during the nine-month period ended September 30, 2015, we granted 229,322 shares of restricted Class A common stock to our employees, of which 76,442 shares will vest on each of January 31, 2016 and January 31, 2017; and 76,438 shares will vest on January 31, 2018. Also during the nine-month period ended September 30, 2015, we granted 58,191 shares of restricted Class A common stock to our non-employee directors, all of which will vest on January 31, 2016. During the nine-month period ended September 30, 2014, we granted 312,961 shares of restricted common stock to our employees, of which 68,991 shares vested on the date of grant; 127,316 shares vested on January 17, 2015; and 58,327 shares will vest on each of January 17, 2016 and 2017. Also during the nine-month period ended September 30, 2014, we granted 194,413 shares of restricted Class A common stock to an employee, of which 31,821 shares vested on the date of grant; 75,412 shares vested on January 17, 2015 and 43,590 shares will vest on each of January 17, 2016 and 2017. Also during the nine-month period ended September 30, 2014, we granted 41,881 shares of restricted Class A common stock to our non-employee directors, all of which vested on January 1, 2015.

Directors’ Restricted Stock Plan

The Directors’ Restricted Stock Plan authorizes the grant of restricted stock awards to our non-employee directors. During the nine-month periods ended September 30, 2015 and 2014, we did not grant any restricted stock awards under the Directors’ Restricted Stock Plan. However, we granted restricted stock awards to our non-employee directors, pursuant to our 2007 Long-Term Incentive Plan during the nine-months ended September 30, 2015 and 2014, as described above.

A summary of restricted common stock activity for the nine-month periods ended September 30, 2015 and 2014 is as follows:

	Nine Months Ended
	September 30, 2015		September 30, 2014
		Weighted-		Weighted-
		average		average
		Grant Date		Grant Date
	Number of	Fair Value	Number of	Fair Value
	Shares	Per Share	Shares	Per Share
Restricted stock - common:
Outstanding - beginning of period	385,056	$9.09	274,838	$4.43
Granted	150,308	$10.27	312,961	$11.78
Vested	(197,858)	$9.16	(202,743)	$6.93
Outstanding - end of period	337,506	$9.57	385,056	$9.09

A summary of restricted Class A common stock activity for the nine-month periods ended September 30, 2015 and 2014 is as follows:

	Nine Months Ended
	September 30, 2015		September 30, 2014
		Weighted-average		Weighted-average
		Grant Date		Grant Date
	Number of	Fair Value	Number of	Fair Value
	Shares	Per Share	Shares	Per Share
Restricted stock - class A common:
Outstanding - beginning of period	204,473	$9.81	-	$-
Granted	287,513	$9.37	236,294	$9.80
Vested	(117,293)	$9.85	(31,821)	$9.75
Outstanding - end of period	374,693	$9.46	204,473	$9.81

Stock Options

During the nine-month periods ended September 30, 2015 and 2014, options to purchase 274,746 shares of our common stock, with an exercise price of $1.99, were outstanding. As of September 30, 2015 and 2014, 206,064 and 137,376, respectively, of those shares were exercisable. For the nine-month period ended September 30, 2015, we did not have any outstanding stock options for our Class A common stock. The aggregate intrinsic value of our outstanding stock options was $3.0 million based on the closing market price of our common stock on September 30, 2015.

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

Acquisition Commitments

We have previously announced entering into a series of television station acquisition and disposition transactions that we anticipate completing in either the fourth quarter of 2015 or the first quarter of 2016. On September 14, 2015, we entered into an asset purchase agreement with Schurz Communications, Inc. (“Schurz”) and certain subsidiaries of Schurz to acquire all of the television and radio stations owned by Schurz for approximately $442.5 million inclusive of working capital (the “Schurz Acquisition”). Specifically, we expect to acquire the Schurz television stations in the Wichita, Kansas, Roanoke-Lynchburg, Virginia, Springfield, Missouri, South Bend, Indiana, Augusta, Georgia, Anchorage, Alaska and Rapid City, South Dakota markets, along with its radio station operations in South Bend and Lafayette, Indiana and Rapid City, South Dakota. To facilitate regulatory approvals for the Schurz Acquisition, and pursuant to that agreement, on October 1, 2015, we announced the sale of certain television stations, and we simultaneously announced the acquisition of two new stations as part of those divestiture transactions. We also entered into agreements to sell our currently owned station in the Wichita, Kansas market and purchase another station in the Knoxville, Tennessee market; and to sell Schurz’s South Bend, Indiana television station; and sell Schurz’s radio station operations in South Bend and Lafayette, Indiana and Rapid City, South Dakota; and purchase another station in the Marquette, Michigan market. We have also agreed to sell the FCC license and certain assets of Schurz’s station in the Rapid City, South Dakota market. In addition, we also announced on October 1, 2015, that we have agreed to acquire a second station in the Anchorage, Alaska market from a third party unrelated to Schurz. We intend to finance the purchase price to complete the Schurz Acquisition with cash on hand and additional borrowings. In the event we do not consummate the Schurz Acquisition as a result of certain breaches by us of the terms of the agreement, we may be required to pay Schurz a termination fee of $10.0 million.

9.      Goodwill and Intangible Assets

During the nine-month period ended September 30, 2015, we acquired and disposed of various television broadcast stations and broadcast licenses. As a net result of these transactions, our goodwill and intangible balances changed during the nine-month period ended September 30, 2015. See Note 2 “Acquisitions and Dispositions” for more information regarding these transactions. A summary of changes in our goodwill and other intangible assets, on a net basis, for the nine-month period ended September 30, 2015 is as follows (in thousands):

	Net Balance at	Acquisitions			Net Balance at
	December 31,	And			September 30,
	2014	Adjustments	Impairments	Amortization	2015

Goodwill	$374,390	$23,845	$-	$-	$398,235
Broadcast licenses	1,023,580	34,670	-	-	1,058,250
Definite lived intangible assets	47,802	11,997	-	(8,715)	51,084
Total intangible assets net of accumulated amortization	$1,445,772	$70,512	$-	$(8,715)	$1,507,569

As of September 30, 2015 and December 31, 2014, our intangible assets and related accumulated amortization consisted of the following (in thousands):

	As of September 30, 2015			As of December 31, 2014
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Intangible assets not currently subject to amortization:
Broadcast licenses	$1,111,948	$(53,698)	$1,058,250	$1,077,279	$(53,699)	$1,023,580
Goodwill	398,235	-	398,235	374,390	-	374,390
	$1,510,183	$(53,698)	$1,456,485	$1,451,669	$(53,699)	$1,397,970

Intangible assets subject to amortization:
Network affiliation agreements	$1,264	$(1,264)	$-	1,264	$(1,264)	$-
Other definite lived intangible assets	81,277	(30,193)	51,084	69,281	(21,479)	47,802
	$82,541	$(31,457)	$51,084	$70,545	$(22,743)	$47,802

Total intangibles	$1,592,724	$(85,155)	$1,507,569	$1,522,214	$(76,442)	$1,445,772

Upon renewal of intangible assets such as network affiliations and broadcast licenses, we expense all related fees as incurred.

Amortization expense for the nine-month periods ended September 30, 2015 and 2014 was $8.7 million and $5.3 million, respectively. Based on the current amount of intangible assets subject to amortization, we expect that amortization expense for the succeeding five years will be as follows: 2016, $11.9 million; 2017, $11.3 million; 2018, $6.7 million; 2019, $4.5 million; and 2020, $3.0 million. If and when acquisitions and dispositions occur in the future, actual amounts may vary from these estimates.

10.     Income Taxes

For the three-month and nine-month periods ended September 30, 2015 and 2014, our income tax expense and effective income tax rates were as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Income tax expense	$4,118	$8,608	$16,186	$10,343
Effective income tax rate	38.4%	38.2%	40.0%	38.1%

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

For the nine-month period ended September 30, 2015, these estimates increased or decreased our statutory Federal income tax rate of 35.0% to our effective income tax rate of 40.0% as follows: state income taxes added 4.5%, while permanent differences between our U.S. GAAP income and taxable income added 1.6%, discrete items resulted in a reduction of 0.2% and adjustments to our reserve for uncertain tax positions resulted in a reduction of 0.9%.

For the nine-month period ended September 30, 2014, these estimates increased or decreased our statutory Federal income tax rate of 35.0% to our effective income tax rate of 38.1% as follows; state income taxes added 3.8%, permanent differences between our U.S. GAAP income and taxable income resulted in a reduction of 0.5%, and adjustments to our reserve for uncertain tax positions resulted in a reduction of 0.2%.

11.     Subsequent Events

Acquisition

In the fourth quarter of 2015, we completed the Cedar Rapids Acquisition. Specifically, on October 1, 2015, we acquired the real estate assets of television station KCRG-TV, and, on November 1, 2015, after receipt of FCC approval, we acquired the station’s FCC license and the remaining license-related assets. The preliminary allocation of all assets acquired and liabilities assumed in the transaction are as follows (in thousands):

Property and equipment	$13,754
Goodwill	24,721
Broadcast licenses	55,676
Other intangible assets	5,849

Total	$100,000

Amounts in the table above are based upon management’s estimate of the fair values using valuation techniques including income, cost and market approaches. The amounts presented are preliminary and subject to change.  In estimating the fair value of the acquired assets and assumed liabilities, the fair value estimates are based on, but not limited to, expected future revenue and cash flows, expected future growth rates, and estimated discount rates.

Disposition

On November 1, 2015, we sold to Cordillera Communications, LLC television station KBGF-TV, the NBC affiliate for the Great Falls, Montana television market, and television station KTVH-TV, the NBC and CW affiliate for the Helena, Montana television market. Total consideration received was $3.0 million, and we expect to record a gain on disposal of approximately $0.9 million related to this disposition in the fourth quarter of 2015.

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

Overview

We are a television broadcast company headquartered in Atlanta, Georgia, that owns and operates television stations and digital properties in markets throughout the United States. Upon consummation of all announced transactions, we will own and operate television stations in 50 television markets that broadcast over 175 programming streams, including 35 affiliates of the CBS Network (“CBS”), 26 affiliates of the NBC Network (“NBC”), 19 affiliates of the ABC Network (“ABC”) and 14 affiliates of the FOX Network (“FOX”).

In addition to our primary broadcast channels, we can also broadcast secondary digital channels within a market. Our secondary digital channels are generally affiliated with networks different from those affiliated with our primary broadcast channels, and are operated by us to make better use of our broadcast spectrum by providing supplemental and/or alternative programming in addition to our primary channels. Certain of our secondary digital channels are affiliated with more than one network simultaneously. In addition to affiliations with ABC, CBS and FOX, our secondary channels are affiliated with additional networks including the CW Network, MyNetworkTV, the MeTV Network, Antenna TV and Telemundo. We also broadcast 12 local news/weather channels in certain of our existing markets. Our combined TV station group will encompass markets that comprise approximately 9.4% of total United States television households.

Recent Acquisitions

As described more fully in our 2014 Form 10-K, we continue our focus on strategic growth and acquisitions. Consistent with that strategy, since October 1, 2013, we have completed 16 acquisition transactions and two divestiture transactions, which have added a net toal of 31 additional television stations in 20 markets, and 15 new television markets to our operations. During the nine months ended September 30, 2015, we entered into the 2015 Transactions that are described in Note 2. “Acquisitions and Dispositions” of the notes to our unaudited condensed consolidated financial statements, included elsewhere in this report. During 2014, we completed the “KNDX Acquisition”, the “KEVN Acquisition”, the “WQCW Acquisition”, the “Hoak Acquisition”, the “SJL Acquisition”, the “Parker Acquisition” and the “Helena Acquisition”, each as described in our 2014 10-K (the “2014 Acquisitions”). In the fourth quarter of 2013, we completed the “Excalibur Acquisition” and the “Yellowstone Acquisition”, each as described in our 2014 10-K (the “2013 Acquisitions”). The 2015 Transactions, the 2014 Acquisitions and the 2013 Acquisitions had a significant impact on our results of operations and on our liquidity and capital resources. As a result the comparability of our period-over-period results may be limited.

In the nine-month period ended September 30, 2015, we completed five acquisitions, partially completed one acquisition and completed one dispositon. Subsequent to September 30, 2015 we completed the remaining phases of the partially completed acquisition and completed one disposition. Furthermore, we have recently announced the acquisition of several additional television and radio stations and the disposition of certain television stations, all of which we anticipate will be completed in subsequent periods. These transactions are as follows:

●

Cedar Rapids, Iowa Acquisition - On September 1, 2015, we entered into an asset purchase agreement to acquire KCRG-TV, which is affiliated with the ABC Network and serves the Cedar Rapids, Iowa television market. On September 1, 2015, we acquired certain non-license operating assets of the television staion and entered into a local programming and marketing agreement with the licensee, thereby including that station’s operations in our financial results since September 1, 2015. On October 1, 2015, we acquired certain real estate assets of KCRG-TV, and on November 1,2015, after receipt of Federal Communications Commission (the “FCC”) approval, we acquired KCRG-TV’s FCC license and related assets. The total purchase price for the acquisition was $100.0 million, plus transaction related fees of approximately $2.1 million. We funded the Cedar Rapids Acquisition with cash on hand.

●

Odessa-Midland, Texas Acquisition – On July 1, 2015, we acquired the assets of KOSA-TV, whose digital channels are affiliated with the CBS and MY Networks. The total consideration paid was $33.6 million. The acquisition was funded with cash on hand.

●

Twin Falls, Idaho Acquisition - On July 1, 2015, we acquired KMVT-TV, whose digital channels are affiliated with the CBS and CW Networks, as well as KSVT-LD, whose digital channel is affiliated jointly with the FOX and MY Networks. The total consideration paid was $17.5 million. The acquisition was funded with cash on hand.

●

Wausau-Rhinelander, Wisconsin Acquisition - On July 1, 2015, we acquired certain non-license assets of WFXS-TV, which had served as the Fox affiliate for the Wausau-Rhinelander television market. On that date, WFXS-TV ceased operating, and we began broadcasting its former program streams on our digital low power television station in Wausau, WZAW-LD. The total consideration paid was $14.0 million. The acquisition was funded with cash on hand.

●

Presque Isle, Maine Acquisition - On July 1, 2015, we acquired WAGM-TV, whose digital channels are affiliated with the CBS and FOX Networks. The total consideration paid was $10.3 million. The acquisition was funded with cash on hand.

●

Laredo, Texas Acquisition - On July 1, 2015, we acquired certain non-license assets of KVTV-TV, which had served as the CBS affiliate for the Laredo television market. On that date, KVTV-TV ceased operating, and we began broadcasting its former program streams on our digital low power television station in Laredo, KYLX-LD. The total consideration paid was $9.0 million. The acquisition was funded with cash on hand.

●

Helena, Montana Disposition - On September 1, 2015, we donated the FCC license and certain other assets of KMTF-TV in Helena, Montana, which formerly simulcast the CW channel broadcast by our KTVH-D2, to Montana State University (“MSU”). This donation allowed MSU to operate a full power PBS affiliated television station in the state’s capital for the first time, augmenting the statewide PBS network that MSU operates. We recorded a loss on disposal of approximately $0.1 million related to this donation in the three and nine-month periods ended September 30, 2015.

●

Great Falls and Helena, Montana Disposition – On November 1, 2015, we sold to Cordillera Communications, LLC television station KBGF-TV, the NBC affiliate for the Great Falls television market, and KTVH-TV, the NBC and CW affiliate for the Helena television market. The total consideration received was $3.0 million, and we expect to record a gain on disposal of approximately $0.9 million related to this disposition in the fourth quarter of 2015.

●

Schurz Acquisition and Related Transactions – As we have previously announced, in September 2015 we entered into agreements providing for a series of television station acquisition and disposition transactions that we anticipate completing in either the fourth quarter of 2015 or the first quarter of 2016. On September 14, 2015, we entered into an asset purchase agreement with Schurz Communications, Inc. (“Schurz”) to acquire all of the television and radio stations owned by Schurz for approximately $442.5 million inclusive of working capital (the “Schurz Acquisition”). Specifically, the Schurz agreement covers the Schurz television stations in the Wichita, Kansas, Roanoke-Lynchburg, Virginia, Springfield, Missouri, South Bend, Indiana, Augusta, Georgia, Anchorage, Alaska and Rapid City, South Dakota markets, along with its radio station operations in the South Bend and Lafayette, Indiana markets and Rapid City, South Dakota market. To facilitate regulatory approvals for the Schurz Acquisition, and pursuant to that agreement, on October 1, 2015, we also entered into agreements to sell our currently owned station in the Wichita, Kansas market in exchange for a television station in the Knoxville, Tennessee market and $11.2 million of cash; to sell Schurz’s South Bend, Indiana television station in exchange for a television station in the Marquette, Michigan market; and sell Schurz’s radio station operations in South Bend and Lafayette, Indiana and Rapid City, South Dakota; and to sell the FCC license and certain assets of Schurz’s station in the Rapid City, South Dakota market. In addition we also announced on October 1, 2015, that we have agreed to acquire a second station in the Anchorage, Alaska market from a third party unrelated to Schurz. We intend to finance the purchase price to complete the Schurz Acquisition and these related transactions with cash on hand and additional borrowings. In the event we do not consummate the Schurz Acquisition as a result of certain breaches by us of the terms of our agreement with Schurz, we may be required to pay Schurz a termination fee of $10.0 million.

2015 Stock Offering

On March 31, 2015, we completed an underwritten offering of 13.5 million shares of our common stock at a price to the public of $13.00 per share pursuant to an effective shelf registration statement. The net proceeds from the offering were $167.3 million, after deducting underwriting discounts of $7.5 million and expenses of $0.9 million. We used the net proceeds from the offering to pay a portion of the consideration to complete the 2015 Transactions.

Television Industry Background

The FCC grants broadcast licenses to television stations. Historically, there have been a limited number of channels available for broadcasting in any one geographic area.

Television station revenue is derived primarily from local and national advertising. Television station revenue is derived to a much lesser extent from retransmission consent fees; network compensation; studio and tower space rental; and commercial production activities. “Advertising” refers primarily to advertisements broadcast by television stations, but it also includes advertisements placed on a television station’s website and sponsorships of television programming and on-line content (such as email messages, mobile applications, and other electronic content distributed by stations). Advertising rates are based upon: (i) the size of a station’s market, (ii) a station’s overall ratings, (iii) a program’s popularity among targeted viewers, (iv) the number of advertisers competing for available time, (v) the demographic makeup of the station’s market, (vi) the availability of alternative advertising media in the market, (vii) the presence of effective sales forces and (viii) the development of projects, features and programs that tie advertiser messages to programming. Rates can also be determined in part by a station’s overall ratings and in-market share, as well as the station’s ratings and market share among particular demographic groups that an advertiser may be targeting. Advertisers’ budgets, which can be affected by broad economic trends, can affect the broadcast industry in general and the revenue of individual broadcast television stations.

Cyclicality and Seasonality

Our broadcast stations rely on advertising revenue that is sensitive to cyclical changes in the economy. Revenue from stations acquired in the 2015 Transactions and the 2014 Acquisitions, and continuing improvement in general economic conditions, resulted in improvements in our non-political advertising revenue in the nine-month period ended September 30, 2015 compared to the nine-month period ended September 30, 2014.

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

For the nine-month period ended September 30, 2015, our largest advertising customer category was automotive. For the nine-month periods ended September 30, 2015 and 2014, we earned approximately 24% and 22%, respectively, of our total broadcast advertising revenue from our automotive customers. Our business and operating results could be materially adversely affected if advertising revenue from automotive customers decreases. Our business and operating results could also be materially adversely affected if revenue decreased from one or more other significant advertising categories, such as the medical, restaurant, furniture and appliances, communications, home improvement, entertainment, or financial service industries.

Please see our “Results of Operations” and “Liquidity and Capital Resources” sections below for further discussion of our operating results.

Revenue

Set forth below are the principal types of revenue, less agency commissions, earned by us for the periods indicated and the percentage contribution of each type of revenue to our total revenue (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
		Percent		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total
Revenue:
Local	$76,734	50.8%	$62,029	47.1%	$221,118	51.7%	$169,751	51.4%
National	20,889	13.8%	16,158	12.3%	57,605	13.5%	44,332	13.4%
Internet	7,238	4.8%	7,431	5.6%	20,810	4.9%	20,676	6.3%
Political	4,594	3.0%	22,029	16.7%	7,950	1.9%	33,437	10.1%
Retransmission consent	39,329	26.0%	19,674	14.9%	112,489	26.3%	53,450	16.2%
Other	2,318	1.6%	4,381	3.4%	7,897	1.7%	8,602	2.6%
Total	$151,102	100.0%	$131,702	100.0%	$427,869	100.0%	$330,248	100.0%

Results of Operations

Three Months Ended September 30, 2015 (“2015 three-month period”) Compared to Three Months Ended September 30, 2014 (“2014 three-month period”)

Revenue. Total revenue increased $19.4 million, or 15%, to $151.1 million in the 2015 three-month period compared to the 2014 three-month period primarily due to increases in local advertising revenue, national advertising revenue and retransmission consent revenue. The 2015 Transactions and the 2014 Acquisitions accounted for approximately $43.0 million and $24.2 million of our total revenue in the 2015 and 2014 three-month periods, respectively. Political advertising revenue decreased $17.4 million to $4.6 million due to 2015 being the “off year” of the two year election cycle. Retransmission consent revenue increased $19.7 million, or 100%, to $39.3 million primarily due to the 2015 Transactions and the 2014 Acquisitions and increased retransmission consent rates. Local advertising revenue increased approximately $14.7 million, or 24%, to $76.7 million. National advertising revenue increased approximately $4.7 million, or 29%, to $20.9 million. Internet advertising revenue decreased $0.2 million, or 3%, to $7.2 million.

Excluding revenue attributable to the 2015 Transactions and the 2014 Acquisitions and political advertisers, our five largest local and national advertising categories on a combined local and national basis by customer type, demonstrated the following changes during the 2015 three-month period compared to the 2014 three-month period: automotive increased 12%; medical increased 18%; restuarant increased 13%; furniture and appliances increased 21%; and communications decreased 11%.

Broadcast expenses. Broadcast expenses (before depreciation, amortization and loss on disposal of assets) increased $25.7 million, or 35%, to $98.9 million in the 2015 three-month period, due primarily to increases in compensation expense of $5.9 million and non-compensation expense of $19.8 million. The 2015 Transactions and the 2014 Acquisitions accounted for approximately $24.0 million and $12.7 million of our total broadcast expense in the 2015 and 2014 three-month periods, respectively. Compensation expense increased primarily due to increases in salaries of $4.4 million, incentive compensation of $0.9 million and offset, in part, by a decrease in pension expense of $1.4 million and an increase in 401(k) plan contributions of $0.9 million. The increase in salaries resulted primarily from the addition of personnel as a result of the 2015 Transactions and the 2014 Acquisitions. During the 2015 three-month period and the 2014 three-month period, we recorded broadcast non-cash stock-based compensation expense of $0.2 million and $0.3 million, respectively. Non-compensation expense increased due to increases of $12.7 million in network affiliation fees of reflecting in part, increased fees payable to networks related to our increased retransmission consent revenue, as well as the commencement in the first quarter of 2015 of network program fees payable to CBS. Our national sales representation fees increased $5.3 million as a result of a $6.1 million charge resulting from the recent termination of our national advertising sales representation agreements.

Corporate and administrative expenses. Corporate and administrative expenses (before depreciation, amortization and loss on disposal of assets) increased $4.8 million, or 90%, to $10.0 million in the 2015 three-month period due primarily to increases in non-compensation expense of $3.9 million and compensation expense of $0.9 million. Non-compensation expense increased primarily due to increases in legal and other professional fees associated with the 2015 Transactions. Compensation expense increased primarily due to increases in incentive compensation and relocation expenses offset, in part, by reductions in employee retirement expense costs. During the 2015 three-month period and the 2014 three-month period, we recorded corporate non-cash stock-based compensation expense of $0.8 million and $0.7 million, respectively.

Depreciation. Depreciation of property and equipment increased $1.1 million, or 14%, to $9.4 million during the 2015 three-month period compared to the 2014 three-month period. Depreciation increased due to additional property and equipment being placed in service as a result of routine purchases and the 2015 Transactions and the 2014 Acquisitions.

Amortization of intangible assets. Amortization of intangible assets decreased approximately $0.6 million to $3.2 million during the 2015 three-month period compared to the 2014 three-month period. Amortization expense decreased due to definite lived intangible assets becoming fully amortized.

Interest expense. Interest expense was $18.6 million for both the 2015 and 2014 three-month periods, as a result of average interest rates and average borrowings outstanding being unchanged. Our average debt balance was $1.2 billion during each of the 2015 and 2014 three-month periods. The average interest rate on our total debt balances was approximately 5.8% during each of the 2015 and 2014 three-month periods.

Income tax expense. We recognized income tax expense of $4.1 million and $8.6 million for the 2015 and 2014 three-month periods, respectively. For the 2015 and 2014 three-month periods, our effective income tax rate was 38.4% and 38.2%, respectively. We estimate our differences between taxable income or loss and recorded income or loss on an annual basis. Our tax provision for each quarter is based upon these full year projections that are revised each reporting period. These projections incorporate estimates of permanent differences between U.S. GAAP income or loss and taxable income or loss, state income taxes and adjustments to our liability for unrecognized tax benefits. For the 2015 three-month period, these estimates increased or decreased our statutory Federal income tax rate of 35.0% to our effective income tax rate as follows: state income taxes added 4.5%, permanent differences between our U.S. GAAP income and taxable income added 1.5%, adjustments to our reserve for uncertain tax positions resulted in a reduction of 0.9% and reduction in discrete items resulted in a reduction of 1.7%.

Nine Months Ended September 30, 2015 (“2015 nine-month period”) Compared to Nine Months Ended September 30, 2014 (“2014 nine-month period”)

Revenue. Total revenue increased $97.6 million, or 30%, to $427.9 million in the 2015 nine-month period as compared to the 2014 nine-month period, primarily due to increases in local advertising revenue, national advertising revenue and retransmission consent revenue. The 2015 Transactions and the 2014 Acquisitions accounted for approximately $109.9 million and $29.4 million of our total revenue in the 2015 and 2014 nine-month periods, respectively. Retransmission consent revenue increased $59.0 million, or 110%, to $112.5 million primarily due to the 2015 Transactions and the 2014 Acquisitions and increased retransmission consent rates. Local advertising revenue increased approximately $51.4 million, or 30%, to $221.1 million. National advertising revenue increased approximately $13.3 million, or 30%, to $57.6 million. Local and national advertising revenue in the 2014 nine-month period benefited from approximately $3.8 million earned from the broadcast of the 2014 Winter Olympic Games on our fourteen NBC affiliated stations. There was no corresponding Olympic Games advertising revenue during the 2015 nine-month period. Local and national advertising revenue included approximately $1.5 million of revenue from the broadcast of the 2015 Super Bowl on our then 24 NBC channels, an increase of approximately $1.3 million compared to the $0.2 million of revenue from the broadcast of the 2014 Super Bowl on our then five FOX channels. Internet advertising revenue increased $0.1 million, or 1%, to $20.8 million. Political advertising revenue decreased $25.5 million, or 76%, to $8.0 million due to 2015 being the “off year” of the two year election cycle in the 2015 nine-month period.

Excluding revenue attributable to the 2015 Transactions and the 2014 Acquisitions and political advertisers, our five largest advertising categories on a combined local and national basis by customer type demonstrated the following changes during the 2015 nine-month period compared to the 2014 nine-month period: automotive increased 2%; medical increased 10%; restaurant decreased 5%; furniture and appliances decreased 11%; and communications decreased 2%.

Broadcast expenses. Broadcast expenses (before depreciation, amortization and loss on disposal of assets) increased $72.6 million, or 36%, to $272.2 million in the 2015 nine-month period compared to the 2014 nine-month period, due primarily to an increase in non-compensation expense of $51.0 million and compensation expense of $21.6 million. The 2015 Transactions and the 2014 Acquisitions accounted for approximately $63.0 million and $15.6 million of our total broadcast expense in the 2015 and 2014 nine-month periods, respectively. Non-compensation expense increased primarily due to an increase in network affiliation fees of $38.5 million related to our increased retransmission consent revenue under our affiliation agreements renewed in 2014, as well as the commencement in the first quarter of 2015 of network program fees payable to CBS. Our national sales representation fees increased $5.1 million as a result of a $6.1 million charge resulting from the recent termination of our national advertising sales representation agreements. Compensation expense increased primarily due to increases in salaries of $16.8 million and incentive compensation of $1.1 million. The increase in salaries resulted primarily from the addition of personnel in the 2015 Transactions and the 2014 Acquisitions. During the nine-months ended September 30, 2015 and 2014, we recorded total broadcast non-cash stock-based compensation expense of $0.7 million and $1.2 million, respectively.

Corporate and administrative expenses. Corporate and administrative expenses (before depreciation, amortization and loss on disposal of assets) increased $1.7 million, or 8%, to $23.3 million for the 2015 nine-month period due primarily to increases in compensation expense of $2.0 million, partially offset by decreases in non-compensation expense of $0.3 million. Compensation expense increased primarily due to increases in incentive compensation and relocation expenses. We recorded non-cash stock-based compensation expense during the nine-month periods ended September 30, 2015 and 2014 of $2.3 million and $2.8 million, respectively. Non-compensation expense decreased primarily due to decreases in legal and other professional fees associated with the 2014 Acquisitions, which exceeded professional fees in the current year, associated with the 2015 Transactions.

Depreciation. Depreciation of property and equipment increased $5.3 million, or 25%, to $26.9 million for the 2015 nine-month period. Depreciation increased due to additional property and equipment being placed in service due to routine purchases and the acquisition of the 2015 Transactions and the 2014 Acquisitions.

Amortization of intangible assets. Amortization of intangible assets increased $3.4 million to $8.7 million during the 2015 nine-month period compared to the 2014 nine-month period. Amortization increased due to amortization of the additional definite lived intangible assets of the 2015 Transactions and the 2014 Acquisitions.

Interest expense. Interest expense increased $6.0 million, or 12%, to $55.8 million for the 2015 nine-month period. This increase was attributable to an increase in average borrowings outstanding. Our average debt balance was $1.2 billion and $1.0 billion during the 2015 and 2014 nine-month periods, respectively. The average interest rates on our total debt balances were 5.8% and 6.4% during the 2015 and 2014 nine-month periods, respectively. Our average debt balance has increased as a result of increased borrowings used to finance, in part, the 2014 Acquisitions.

Income tax expense. We recognized income tax expense of $16.2 million and $10.3 million in the 2015 and 2014 nine-month periods, respectively. For the 2015 and 2014 nine-month periods, our effective income tax rate was 40.0% and 38.1%, respectively. The primary reason for the increase in our income tax expense was the increase in our pre-tax income in the 2015 nine-month period compared to the 2014 nine-month period. We estimate our differences between taxable income or loss and recorded income or loss on an annual basis. Our tax provision for each quarter is based upon these full year projections that are revised each reporting period. These projections incorporate estimates of permanent differences between U.S. GAAP income or loss and taxable income or loss, state income taxes and adjustments to our liability for unrecognized tax benefits. For the 2015 nine-month period, these estimates increased or decreased our statutory Federal income tax rate of 35.0% to our effective income tax rate as follows: state income taxes added 4.5%, permanent differences between our U.S. GAAP income and taxable income added 1.6%, adjustments to our reserve for uncertain tax positions resulted in a reduction of 0.9% and a reduction of 0.2% related to a discrete item.

Liquidity and Capital Resources

General

The following table presents data that we believe is helpful in evaluating our liquidity and capital resources (in thousands).

	Nine Months Ended September 30,
	2015	2014
Net cash provided by operating activities	$82,718	$88,404
Net cash used in investing activities	(199,635)	(477,066)
Net cash provided by financing activities	167,317	454,991
Increase in cash	$50,400	$66,329

	As of
	September 30, 2015	December 31, 2014
Cash	$81,169	$30,769
Long-term debt	$1,235,753	$1,236,401
Borrowing availability under the Revolving Credit Facility	$50,000	$50,000

Our Senior Credit Facility consists of a revolving loan (the “Revolving Credit Facility”) and a term loan. Excluding accrued interest, the amount outstanding under our Senior Credit Facility as of September 30, 2015 and December 31, 2014 consisted solely of a term loan balance of $556.4 million. Our maximum borrowing availability under our Revolving Credit Facility is limited by our required compliance with certain restrictive covenants, including a first lien net leverage ratio covenant.

As of September 30, 2015 and December 31, 2014, we had $675.0 million of our 2020 Notes outstanding.

As of September 30, 2015 and December 31, 2014, the interest rate on the balance outstanding under the Senior Credit Facility was 3.8%, the coupon interest rate on our 2020 Notes was 7.5% and the yield was 7.3%.

As of September 30, 2015 and December 31, 2014, we had a deferred loan cost balance, net of accumulated amortization, of $6.4 million and $7.4 million, respectively, related to the Senior Credit Facility; and we had a deferred loan cost balance, net of accumulated amortization, of $9.8 million and $11.3 million, respectively, related to our 2020 Notes.

Our obligations under the Senior Credit Facility are secured by substantially all of our consolidated subsidiaries' assets, including real estate. In addition, all of our subsidiaries are joint and several guarantors of, and our ownership interests in those subsidiaries are pledged to collateralize our obligations under the Senior Credit Facility.

The Senior Credit Facility contains affirmative and restrictive covenants that we must comply with, including (a) limitations on additional indebtedness, (b) limitations on liens, (c) limitations on the sale of assets, (d) limitations on guarantees, (e) limitations on investments and acquisitions, (f) limitations on the payment of dividends and share repurchases, (g) limitations on mergers, and (h) maintenance of a total leverage ratio not to exceed certain maximum limits while any amount is outstanding under the Revolving Credit Facility, as well as other customary covenants for credit facilities of this type. The 2020 Notes include covenants with which we must comply and are typical for borrowing transactions of their nature. As of September 30, 2015 and December 31, 2014, we were in compliance with all required covenants under all our debt obligations.

Net Cash Provided By (Used In) Operating, Investing and Financing Activities

Net cash provided by operating activities was $82.7 million in the 2015 nine-month period compared to $88.4 million in the 2014 nine-month period. The decrease of $5.7 million in the 2015 period was the result of a $7.5 million increase in net income and a $11.3 million increase in non-cash expenses, partially offset by a $24.6 million decrease in cash provided by working capital accounts. These changes were primarily due to the impact of the 2015 Transactions.

Net cash used in investing activities was $199.6 million in the 2015 nine-month period compared to net cash used in investing activities of $477.1 million for the 2014 nine-month period. The decrease in cash used in investing activities was largely due to a decreased use of funds to complete the 2015 Transactions compared to the larger amount of funds used for the 2014 Acquisitions.

Net cash provided by financing activities in the 2015 nine-month period was $167.3 million compared to net cash provided by financing activities of $455.0 million in the 2014 nine-month period. Cash provided by financing activities in the 2015 nine-month period was due primarily to our underwritten public offering of 13.5 million shares of our common stock at a price to the public of $13.00 per share, on March 31, 2015. The net proceeds of the offering were $167.3 million, after deducting underwriting discounts and expenses. Cash provided by financing activities in the 2014 nine-month period was due primarily to borrowings of long-term debt, net of repayments in the 2014 nine-month period. On June 13, 2014, we borrowed $525.0 million under the Senior Credit Facility, using the funds as follows: $309.5 million to complete our June, 2014 acquisition of Hoak Media, LLC, including fees, and fund a down payment on our acquisitions in September 2014 and December of 2014 of two subsidiaries of Parker Broadcasting, Inc.; $159.5 million to repay outstanding debt and related accrued interest; $6.5 million for payment of fees resulting from the amendment and restatement of our prior senior credit facility; and $49.5 million in cash for general corporate purposes. In September, 2014, we borrowed an additional $100.0 million under the Senior Credit Facility and used these proceeds to fund a portion of our acquisitions from SJL Holdings, LLC and SLJ Holdings II, LLC.

Liquidity

As of September 30, 2015, we have no required debt principal payments due over the next twelve months. We estimate that we will make approximately $71.8 million in debt interest payments over the twelve months immediately following September 30, 2015. Excluding acquisitions, our capital expenditures are expected to be between $25.0 million and $30.0 million during the twelve months immediately following September 30, 2015. Although our cash flows from operations are subject to a number of risks and uncertainties, we anticipate that our cash on hand, future cash expected to be generated from operations, borrowings from time to time under the Senior Credit Facility (or any such other credit facility as may be in place at the appropriate time) and, potentially, external equity or debt financing, will be sufficient to fund any debt service obligations, estimated capital expenditures and acquisition-related obligations. Any potential equity or debt financing would depend upon, among other things, the costs and availability of such financing at the appropriate time. We also presently believe that our future cash expected to be generated from operations and borrowing availability under the Senior Credit Facility (or any such other credit facility) will be sufficient to fund our future capital expenditures and long-term debt service obligations until at least June 13, 2021, which is the maturity date of the term loan under the Senior Credit Facility.

Capital Expenditures

Capital expenditures in the 2015 and 2014 nine-month periods were $15.3 million and $20.5 million, respectively. We anticipate that our capital expenditures for the remainder of 2015 will range between approximately $5.0 million and $10.0 million.

Other

We file a consolidated federal income tax return and such state or local tax returns as are required. Although we may earn taxable operating income in future years, as of September 30, 2015, we anticipate that through the use of our available loss carryforwards we will not pay significant amounts of federal or state income taxes until 2016.

We do not believe that inflation has had a significant impact on our results of operations nor is inflation expected to have a significant effect upon our business in the near future.

During the nine-month period ended September 30, 2015, we contributed $3.9 million to our pension plans. During the remainder of the year ending December 31, 2015, we expect to contribute approximately $1.3 million to our defined benefit pension plans and approximately $0.9 million to our defined contribution plan.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

We believe that the market risk of our financial instruments as of September 30, 2015 has not materially changed since December 31, 2014. The market risk profile as of December 31, 2014 is disclosed in our 2014 Form 10-K.

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

There were no changes in our internal control over financial reporting during the three-month period ended September 30, 2015 identified in connection with this evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

Please refer to the information set out under the heading “Risk Factors” in Part I, Item 1A in our 2014 Form 10-K for a description of risk factors that we determined to be most material to our financial condition and results of operation. We do not believe there have been any material changes in these risk factors.

Item 6. Exhibits

10.1

Asset Purchase Agreement dated as of September 14, 2015 among Schurz Communications, Inc., certain of its subsidiaries, and Gray Television Group, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 15, 2015)

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

GRAY TELEVISION, INC.
(Registrant)

Date: November 3, 2015	By:	/s/ James C. Ryan
James C. Ryan
Senior Vice President and Chief Financial Officer