Form 10-K
period 2015-12-31
GRAY TELEVISION INC
filed 2016-02-26
CIK 43196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2015 or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.

Commission File Number 1-13796

GRAY TELEVISION, INC.

(Exact Name of Registrant as Specified in its Charter)

Georgia (State or Other Jurisdiction of Incorporation or Organization)	58-0285030 (I.R.S. Employer Identification No.)

4370 Peachtree Road, NE Atlanta, GA (Address of Principal Executive Offices)	30319 (Zip Code)

Registrant’s telephone number, including area code: (404) 504-9828

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock (no par value) Common Stock (no par value)	New York Stock Exchange New York Stock Exchange

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐ No ☒

The aggregate market value of the voting stock (based upon the closing sales prices quoted on the New York Stock Exchange) held by non-affiliates of the registrant (solely for purposes of this calculation, all directors, executive officers and 10% or greater stockholders of the registrant are considered to be “affiliates”) as of June 30, 2015: Class A Common Stock and Common Stock; no par value –$1,006,138,318.

The number of shares outstanding of the registrant’s classes of common stock as of February 19, 2016: Class A Common Stock; no par value –6,396,033 shares; Common Stock, no par value –66,304,805 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the annual meeting of stockholders, to be filed within 120 days of the registrant’s fiscal year end, pursuant to Regulation 14A are incorporated by reference into Part III hereof.

Gray Television Inc.

PART 1

Item 1. Business.

In this annual report on Form 10-K (the “Annual Report”), unless otherwise indicated or the context otherwise requires, the words “Gray,” the “Company,” “we,” “us,” and “our” refer to Gray Television, Inc. and its consolidated subsidiaries. For more information on variable interest entities, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The discussion herein of the television (or “TV”) stations that we own and operate does not include our interest in the television and radio stations owned by Sarkes Tarzian, Inc.

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

General

We are a television broadcast company headquartered in Atlanta, Georgia, that owns and operates television stations and leading digital assets in markets throughout the United States. As of February 19, 2016, we owned and/or operated television stations in 50 television markets broadcasting approximately 180 separate programming streams, including 35 affiliates of the CBS Network (“CBS”), 26 affiliates of the NBC Network (“NBC”), 19 affiliates of the ABC Network (“ABC”) and 13 affiliates of the FOX Network (“FOX”). We refer to these major broadcast networks CBS, NBC, ABC and FOX collectively as the “Big Four” networks.

In addition to our primary broadcast channels, we can also broadcast secondary digital channels within a market. Our secondary digital channels are generally affiliated with networks different from those affiliated with our primary broadcast channels, and they are operated by us to make better use of our broadcast spectrum by providing supplemental and/or alternative programming in addition to our primary channels. Certain of our secondary digital channels are affiliated with more than one network simultaneously. In addition to affiliations with ABC, CBS and FOX, our secondary channels are affiliated with numerous smaller networks and program services including, among others, the CW Network or the CW Plus Network (collectively, “CW”), MY Network (“MY” or “My Network”), the MeTV Network (“MeTV”), This TV Network (“This TV”), Antenna TV (“Ant.”), Telemundo (“Tel.”), Heroes and Icons (“H&I”) and MOVIES! Network (“Movies”). We also broadcast local news/weather channels in certain of our existing markets (“News”). Our combined TV station group reaches approximately 9.4% of total United States television households.

Our operating revenues are derived primarily from broadcast and internet advertising, retransmission consent fees and, to a lesser extent, from other sources such as production of commercials and tower rentals. For the years ended December 31, 2015, 2014 and 2013, we generated revenue of $597.4 million, $508.1 million and $346.3 million, respectively.

Television Industry Background

The Federal Communications Commission (the “FCC”) grants broadcast licenses to television stations. There are only a limited number of broadcast licenses available in any one geographic area.

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

Television station revenue is derived primarily from local, regional and national advertising and retransmission consent fees. Television station revenue is derived to a much lesser extent from studio and tower space rental fees and commercial production activities. “Advertising” refers primarily to advertisements broadcast by television stations, but it also includes advertisements placed on a television station’s website and sponsorships of television programming and off-line content (such as email messages, mobile applications, and other electronic content distributed by stations). Advertising rates are based upon: (i) the size of a station’s market, (ii) a station’s overall ratings, (iii) a program’s popularity among targeted viewers, (iv) the number of advertisers competing for available time, (v) the demographic makeup of the station’s market, (vi) the availability of alternative advertising media in the market, (vii) the presence of effective sales forces and (viii) the development of projects, features and programs that tie advertiser messages to programming and/or digital content on a station’s website or mobile applications. Advertising rates can also be determined in part by a station’s overall ratings and in-market share, as well as the station’s ratings and market share among particular demographic groups that an advertiser may be targeting. Because broadcast stations rely on advertising revenues, they are sensitive to cyclical changes in the economy. The sizes of advertisers’ budgets, which can be affected by broad economic trends, can affect the broadcast industry in general and the revenues of individual broadcast television stations.

Strategy

Our success is based on the following strategies for growing our revenues and operating cash flows:

Grow by Leveraging our Diverse National Footprint

We have a diverse and national footprint of television stations in 50 television markets that comprise approximately 9.4% of United States television households. We currently operate in DMAs ranked between 62 and 209 and primarily focus our operations on university towns and state capitals. We believe university towns and state capitals provide significant advantages as they generally offer more favorable advertising demographics, more stable economics and a stronger affinity between local stations and university sports teams than other markets. We also seek to operate in markets that we believe have the potential for significant political advertising revenue in periods leading up to elections. We are also diversified across our programming, broadcasting approximately 180 separate programming streams, including 35 affiliates of CBS, 26 affiliates of NBC, 19 affiliates of ABC and 13 affiliates of FOX.

Continue to Pursue Strategic Growth and Accretive Acquisition Opportunities

The television broadcasting industry has been characterized recently by a high level of acquisition activity. We believe that there continue to be a number of television stations, and a few station groups, that have attractive operating profiles and characteristics, and that share our commitment to local news coverage in the communities in which they operate and to creating high-quality and locally-driven content. We intend to continue to selectively pursue opportunities for the acquisition of television stations or station groups, primarily in markets below the Top 50 DMAs that fit our strategic and operational objectives, and where we believe that we can improve revenue, efficiencies and cash flow through active management and cost controls. As we consider potential acquisitions, we primarily evaluate potential station audience and revenue shares and the extent to which the target would positively impact our existing station operations.

Consistent with this strategy, between October 31, 2013 and December 31, 2015, we completed 16 acquisition transactions and two divestiture transactions. These transactions added a net total of 31 television stations in 20 television markets to our operations, including 15 new television markets. During the year ended December 31, 2015, we completed the following acquisitions:

●	the November 1, 2015 acquisition of KCRG-TV, which is affiliated with ABC and serves the Cedar Rapids, Iowa television market (“KCRG-TV”) for $100.0 million (the “Cedar Rapids Acquisition);

●

the July 1, 2015 acquisition of KOSA-TV, whose digital channels are affiliated with the CBS and MY networks and serves the Odessa-Midland, Texas television market (“KOSA-TV”) for $33.6 million (the “Odessa Acquisition”);

●

the July 1, 2015 acquisition of KMVT-TV, whose digital channels are affiliated with the CBS and CW Networks, as well as KSVT-LD, whose digital channel is affiliated jointly with the FOX and MY Networks (together, “KMTV-TV”), which station serves the Twin Falls, Idaho television market, for $17.5 million (the “Twin Falls Acquisition”);

●

the July 1, 2015 acquisition of certain non-license assets, including programming streams, of WFXS-TV, which had served as the FOX affiliate for the Wausau-Rhinelander, Wisconsin television market, whose programming streams are now broadcast on our digital low power television station in Wausau, WZAW-LD (“WZAW-LD” or) for $14.0 million (the “Wausau Acquisition”);

●

the July 1, 2015 acquisition of WAGM-TV, whose digital channels are affiliated with the CBS and FOX networks (“WAGM-TV”), and which station serves the Presque Isle, Maine television market, for $10.3 million (the “Presque Isle Acquisition”); and

●

the July 1, 2015 acquisition of certain non-license assets, including programming streams, of KVTV-TV, which had served as the CBS affiliate for the Laredo, Texas television market, whose programming streams are now broadcast on our digital low power television station in Laredo, KYLX-TV (“KYLX-LD”) for $9.0 million (the “Laredo Acquisition”).

We refer to the stations acquired in 2015 collectively as the “2015 Acquired Stations.” During 2014, we completed seven acquisitions, which transactions collectively added a total of 22 television stations and 12 markets (10 new markets) to our operations at various times during that year, and we refer to the stations acquired in those acquisitions as the “2014 Acquired Stations.” During 2013, we completed two acquisition transactions that together added five television stations in four markets (three in new markets) to our operations, and we refer to the stations acquired in those acquisitions as the “2013 Acquired Stations.” Unless the context of the discussion of these transactions requires otherwise, we refer to the 2015 Acquired Stations, the 2014 Acquired Stations and the 2013 Acquired Stations, collectively, as the “Acquired Stations.”

In addition, on September 14, 2015, we announced that we agreed to acquire all of the television and radio stations of Schurz Communications, Inc. (“Schurz”) for approximately $442.5 million inclusive of working capital (the “Schurz Acquisition”). On October 1, 2015, we announced the sale of certain television stations to facilitate regulatory approvals for the Schurz Acquisition, and we simultaneously announced the acquisition of two television stations through swap transactions as part of those divestitures. On November 2, 2015, we announced that we had reached agreements with three radio broadcasters to divest the Schurz radio stations to those third-parties upon the closing of the Schurz Acquisition (the transactions announced on October 1, 2015 and November 2, 2015 together with the Schurz Acquisition, the “Schurz Acquisition and Related Transactions”). On October 1, 2015, we also announced the acquisition of KYES-TV, which would be our second station in the Anchorage, Alaska television market. The KYES-TV acquisition, which remains pending, is excluded from the foregoing definition.

On February 1, 2016, to facilitate regulatory approval of the Schurz Acquisition, we completed one swap transaction, the disposition of the assets of KAKE-TV in the Wichita, Kansas television market in exchange for the assets of WBXX-TV in the Knoxville, Tennessee television market. On February 16, 2016 we completed the remaining portions of the Schurz Acquisition and Related Transactions. The Schurz Acquisition and Related Transactions added the following television stations to our portfolio:

Station	Primary Network Affiliation	Market

WBXX-TV	CW	Knoxville, TN
KWCH-TV (1)	CBS	Wichita-Hutchinson, KS
WDBJ-TV	CBS	Roanoke, VA
KYTV-DT	NBC	Springfield, MO
KCZ	CW	Springfield, MO
KSPR-TV (2)	ABC	Springfield, MO
WAGT-TV	NBC	Augusta, GA
KTUU-TV	NBC	Anchorage, AK
KOTA-TV (3)	ABC	Rapid City, SD
WLUC-TV	NBC/FOX	Marquette, MI

(1) The acquired station includes one or more satellite stations, either re-broadcasting the programming associated with the primary network affiliation or programming associated with smaller networks and/or program services.

(2) Gray provides certain non-sales, back-office services to KSPR-TV, which Schurz acquired from Perkin Media, LLC, on February 16, 2016.

(3) We have acquired the indicated program stream in this market and are broadcasting this program stream on our previously existing station in this market, which has changed its call letters to KOTA-TV.

Refer to our Markets and Stations table later in this Item 1 and Note 2 “Acquisitions and Dispositions” and Note 11 “Subsequent Events” of our audited consolidated financial statements as of and for the year ended December 31, 2015 included in Item 8, for more information.

Maintain and Grow our Market Leadership Position

Based on the consolidated results of the four Nielsen “sweeps” periods in 2015, our television stations (including those acquired in February 2016) achieved the #1 ranking in overall audience in 39 of our 50 markets and the #1 ranking in local news audience in 36 of our markets. In addition, our stations achieved the #1 or #2 ranking in both overall audience and news audience in 49 of our 50 markets.

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

We also believe our local leadership positions help us in negotiating more beneficial terms in our network affiliation agreements, which expire on various dates through December 2020, and in our syndicated programming agreements.

We also believe that our leadership position in the markets in which we operate gives us additional leverage to negotiate retransmission contracts with cable system operators, telephone video distributors, direct broadcast satellite (“DBS”) operators, and other multichannel video programming distributors (collectively, “MVPDs”). These MVPDs pay us for the right to retransmit our television stations’ program content.

We intend to maintain our market leadership position through continued prudent investment in our news and syndicated programs, as well as continued technological advances and workflow improvements. We expect to continue to invest in technological upgrades over the next few years. We believe the foregoing will help us maintain and grow our market leadership; thereby enhancing our ability to grow and further diversify our revenues and cash flows.

Continue to Monetize Digital Spectrum

We currently broadcast over 80 secondary channels. Our secondary channels are affiliated with networks different from those affiliated with our primary channels and are operated by us to make better use of our broadcast spectrum by providing supplemental and/or alternative programming to our primary channels. Certain of our channels are affiliated with more than one network simultaneously.

Our strategy includes expanding upon our digital offerings, and we evaluate potential opportunities from time to time either on our own and/or in partnership with other companies. We also evaluate opportunities to use spectrum for future delivery of television broadcasts to handheld and other mobile devices. For example, in 2015, we were one of the first affiliate groups to launch CBS All Access service, and we have implemented the service in each of our markets. We also have an agreement with the NBC Network to launch our NBC-affiliated channels through NBCUniversal’s TV Everywhere platform for mobile and online devices.

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

Cyclicality, Seasonality and Revenue Concentrations

Because broadcast stations like ours rely on advertising revenue, they are sensitive to cyclical changes in the economy. As a result, our non-political advertising revenue has improved along with the general economic environment since 2010. Our political advertising revenue is generally not as significantly affected by economic slowdowns or recessions as our non-political advertising revenue.

Broadcast advertising revenue is generally highest in the second and fourth quarters each year. This seasonality results partly from increases in consumer advertising in the spring and retail advertising in the period leading up to and including the Christmas holiday season. Broadcast advertising revenue is also typically higher in even-numbered years due to spending by political candidates, political parties and special interest groups during the “on year” of the two-year political advertising cycle. This political advertising spending typically is heaviest during the fourth quarter. In addition, the broadcast of Olympic Games by our NBC-affiliated stations during even-numbered years generally leads to increased viewership and revenue during those years.

Our broadcast advertising revenue is earned from the sale of advertisements broadcast by our stations. Although no single customer represented more than 5% of our broadcast advertising revenue for the years ended December 31, 2015, 2014 or 2013, we derived a material portion of our non-political broadcast advertising revenue from advertisers in a limited number of industries, particularly the automotive industry. For the years ended December 31, 2015, 2014 and 2013, we derived approximately 24%, 21% and 25%, respectively, of our total broadcast advertising revenue from our customers in the automotive industry. Revenue from this industry represents a higher percentage of total revenue in odd-numbered years due to, among other things, the increased availability of advertising time, as a result of such years being the “off year” of the two year political advertising cycle. Our results of operations and financial condition could be materially adversely affected if broadcast advertising revenue from the automotive industry, or certain other industries, such as the medical, restaurant, communications and furniture and appliance industries were to decline.

Markets and Stations

We operate in markets below the top 50 DMAs and have significant operations in university towns and state capitals. Our markets include 27 university towns, representing enrollment of approximately 634,000 students, and 11 state capitals. We believe university towns and state capitals provide significant advantages, as they generally offer more favorable advertising demographics, more stable economics and a stronger affinity between local stations and university sports teams.

We have strong, market leading positions in our markets. We believe a key driver for our strong market position is the strength of our local news and information programs. We believe that our market position and our strong local revenue streams have enabled us to maintain more stable revenues compared to many of our peers.

We are diversified across our markets and network affiliations. In 2015 and 2014, our largest market by company revenue was Charleston/Huntington, WV, which contributed approximately 6% and 7% of our revenue for each of those years, respectively. Our top 10 markets by Company revenue contributed approximately 38% and 35% of our revenue for each of the years ended December 31, 2015 and 2014, respectively. For the years ended December 31, 2015 and 2014, our CBS-affiliated channels accounted for 36% and 42%, respectively, of our revenue; our NBC-affiliated channels accounted for 34% and 38%, respectively, of our revenue; our ABC-affiliated channels accounted for 20% and 15%, respectively, of our revenue; and our FOX-affiliated channels accounted for approximately 2% of our revenue.

All but four of our stations broadcast a primary channel affiliated with one of the four major broadcast networks. In addition to the primary channels, the majority of our stations also broadcast secondary digital channels that are affiliated with various networks. The terms of our affiliations with these networks are governed by network affiliation agreements. Each network affiliation agreement provides the affiliated station with the right to broadcast all programs transmitted by the affiliated network. Our network affiliation agreements currently expire at various dates through December 31, 2020.

The following table provides information about our owned and/or operated television stations, as of February 19, 2016:

					Primary Broadcast	Primary Channel
DMA Rank (a)	Designated Market Area ("DMA")	Station Call Letters		Network Affiliation (b)	License Expiration Date (c)	Station Rank in DMA (d)	News Rank in DMA (e)

62	Knoxville, TN	WVLT		CBS	8/1/2021	2	3
62	Knoxville, TN	WBXX		CW	8/1/2021	5	5
63	Lexington, KY	WKYT		CBS	8/1/2021	1	1
(f)	Hazard, KY	WYMT		CBS	8/1/2021	6	5
65	Wichita-Huthcinson, KS	KWCH		CBS	6/1/2022	1	1
65	Wichita-Huthcinson, KS	KSCW		CW	6/1/2022	5	5
65	Wichita-Huthcinson, KS	KDCU	(g)	UNI	6/1/2022	7	7
65	(Ensign, KS)	KBSD	(h)	CBS	6/1/2022
65	(Goodland, KS)	KBSL	(h)	CBS	6/1/2022
65	(Hays, KS)	KBSH	(h)	CBS	6/1/2022
66	Charleston/Huntington, WV	WSAZ		NBC	10/1/2020	1	1
66	Charleston/Huntington, WV	WQCW		CW	10/1/2021	5	3
69	Roanoke-Lynchburg, VA	WDBJ		CBS	10/1/2020	1	1
71	Flint/Saginaw/Bay City, MI	WJRT		ABC	10/1/2021	2	2
74	Omaha, NE	WOWT		NBC	6/1/2022	2	2
75	Springfield, MO	KYTV		NBC	2/1/2022	1	1
75	Springfield, MO	KSPR	(i)	ABC	2/1/2022	3	3
75	Springfield, MO	KCZ		CW	2/1/2022	4	2
76	Toledo, OH	WTVG		ABC	10/1/2021	1	1
81	Madison, WI	WMTV		NBC	12/1/2021	1	2
87	Waco/Temple/Bryan, TX	KWTX		CBS	8/1/2022	1	1
87	Waco/Temple/Bryan, TX	KBTX		CBS	8/1/2022	4	4
89	Colorado Springs/Pueblo, CO	KKTV		CBS	4/1/2022	1	2
90	Cedar Rapids, IA	KCRG		ABC	2/1/2022	1	1
96	South Bend/Elkhart, IN	WNDU		NBC	8/1/2021	2	2
99	Greenville/New Bern/Washington, NC	WITN		NBC	12/1/2020	1	1
105	Lincoln/Hastings/Kearney, NE	KOLN		CBS	6/1/2022	1	1
105	(Grand Island, NE)	KGIN	(h)	CBS	6/1/2022
105	Lincoln/Hastings/Kearney, NE	KSNB		NBC	6/1/2022	4	4
106	Reno, NV	KOLO		ABC	10/1/2022	2	2
108	Tallahassee, FL/Thomasville, GA	WCTV		CBS	4/1/2021	1	1
110	Sioux Falls, SD	KSFY		ABC	4/1/2022	2	2
110	(Aberdeen, SD)	KABY	(h)	ABC	4/1/2022
110	(Pierre, SD)	KPRY	(h)	ABC	4/1/2022
112	Augusta, GA/Aiken, SC	WRDW		CBS	4/1/2021	2	2
112	Augusta, GA/Aiken, SC	WAGT		NBC	4/1/2021	3	4
113	Lansing, MI	WILX		NBC	10/1/2021	2	2
115	Fargo/Valley City, ND	KVLY		NBC	4/1/2022	1	1
128	La Crosse/Eau Claire, WI	WEAU		NBC	4/1/2022	1	1
134	Wausau/Rhinelander, WI	WSAW		CBS	12/1/2021	1	2
134	Wausau/Rhinelander, WI	WZAW		FOX	NA (j)	4	4
135	Topeka, KS	WIBW		CBS	6/1/2022	1	1
136	Rockford, IL	WIFR		CBS	12/1/2021	1	1
137	Monroe/El Dorado, LA	KNOE		CBS	6/1/2021	1	1

Stations owned and/or operated by Gray Television, Inc. (continued):

					Primary Broadcast	Primary Channel
DMA Rank (a)	Designated Market Area ("DMA")	Station Call Letters		Network Affiliation (b)	License Expiration Date (c)	Station Rank in DMA (d)	News Rank in DMA (e)

142	Minot/Bismarck/Dickinson, ND	KFYR		NBC	4/1/2022	1	1
142	(Minot, ND)	KMOT	(h)	NBC	4/1/2022
142	(Williston, ND)	KUMV	(h)	NBC	4/1/2022
142	(Dickinson, ND)	KQCD	(h)	NBC	4/1/2022
142	Minot/Bismarck/Dickinson, ND	KNDX		FOX	4/1/2022	4	3
142	(Minot, ND)	KXND	(h)	FOX	4/1/2022
145	Odessa/Midland, TX	KOSA		CBS	8/1/2022	1	1
147	Anchorage, AK	KTUU		NBC	2/1/2023	1	1
152	Albany, GA	WSWG		CBS	4/1/2021	3	(k)
154	Panama City, FL	WJHG		NBC	2/1/2021	1	1
154	Panama City, FL	WECP		CBS	2/1/2021	3	3
161	Sherman, TX/Ada, OK	KXII		CBS	8/1/2022	1	1
161	(Paris, TX)	KXIP	(h)	CBS	8/1/2022
172	Rapid City, SD	KOTA		ABC	4/1/2022	1	1
172	Rapid City, SD	KEVN		FOX	4/1/2022	4	2
172	(Lead, SD)	KHSD	(h)	ABC/FOX	4/1/2022
172	(Sheridan, WY)	KSGW	(h)	ABC	4/1/2022
172	(Scottsbluff, NE)	KDUH	(h)	ABC	6/1/2022
173	Dothan, AL	WTVY		CBS	4/1/2021	1	1
173	Dothan, AL	WRGX		NBC	4/1/2021	3	3
178	Harrisonburg, VA	WHSV		ABC	10/1/2020	1	1
178	Harrisonburg, VA	WSVF		FOX/CBS	10/1/2020	4	2
179	Alexandria, LA	KALB		NBC/CBS	6/1/2021	1	1
180	Marquette, MI	WLUC		NBC/FOX	10/1/2021	1	1
182	Bowling Green, KY	WBKO		ABC/FOX	8/1/2021	1	1
183	Charlottesville, VA	WCAV		CBS	10/1/2020	2	2
183	Charlottesville, VA	WVAW		ABC	10/1/2020	3	5
183	Charlottesville, VA	WAHU		FOX	10/1/2020	4	4
184	Laredo, TX	KGNS		NBC/ABC	8/1/2022	1	1
184	Laredo, TX	KYLX		CBS	8/1/2022	3	(k)
185	Grand Junction/Montrose, CO	KKCO		NBC	4/1/2022	1	1
185	Grand Junction/Montrose, CO	KJCT		ABC	4/1/2022	3	2
189	Meridian, MS	WTOK		ABC	6/1/2021	1	1
193	Twin Falls, ID	KMVT		CBS	10/1/2022	1	1
193	Twin Falls, ID	KSVT		FOX	10/1/2022	4	3
194	Parkersburg, WV	WTAP		NBC	10/1/2020	1	1
194	Parkersburg, WV	WIYE		CBS	10/1/2020	2	(k)
194	Parkersburg, WV	WOVA		FOX	10/1/2020	3	2
196	Casper/Riverton, WY	KCWY		NBC	10/1/2022	1	1
197	Cheyenne, WY/Scottsbluff, NE	KGWN		CBS	10/1/2022	1	1
197	(Scottsbluff, NE)	KSTF	(h)	CBS	6/1/2022
197	Cheyenne, WY/Scottsbluff, NE	KCHY		NBC	10/1/2022	2	3
206	Presque Isle, ME	WAGM		CBS/FOX	4/1/2023	1	1
209	North Platte, NE	KNPL		CBS	6/1/2022	2	2
209	North Platte, NE	KNOP		NBC	6/1/2022	1	1
209	North Platte, NE	KIIT		FOX	6/1/2022	3	3

(a)	DMA rank for the 2015-2016 television season based on information published by Nielsen.

(b)	Indicates network affiliations. All primary channels and a significant majority of our secondary channels broadcast by the stations are affiliated with a network.

(c)	Indicates expiration dates of broadcast licenses.

(d)	Based on Nielsen data for the February, May, July and November 2015 rating periods.

(e)	Based on Nielsen data for the February, May, July and November 2015 rating periods for various news programs.

(f)	The rankings shown for WYMT are based on Nielsen data for the trading area (an area not defined as a distinct DMA) for the four most recent reporting periods.

(g)	Gray provides sales and non-sales, back office services to KDCU, which is owned by Entravision Communications Company, an independent third party.

(h)	This station is a satellite station under FCC rules and simulcasts the programming of our primary channel in its market. This station may offer some locally originated programming, such as local news.

(i)	Gray provides non-sales, back office services to KSPR, which Schurz acquired from Perkin Media, LLC, on February 16, 2016.

(j)

This station did not commence operations until July 1, 2015, and the FCC has not yet granted an initial license for this station. Instead, it operates pursuant to special temporary authority from the FCC. Once the FCC grants a license for the station, it will have an expiration date of December 1, 2021. We anticipate that a license will be granted for this station in due course.

(k)	This station does not currently broadcast local news that is specific to its market.

Station Network Affiliations

The Big Four major broadcast networks dominate broadcast television in terms of the amount of viewership that their original programming attracts. The “Big Three” major broadcast networks of ABC, NBC, and CBS provide their respective network affiliates with a majority of the programming broadcast each day. FOX, CW and My Network provide their affiliates with a smaller portion of each day’s programming compared to the Big Three networks. The CW Plus network generally provides programming for the entire broadcast day for CW affiliates in markets smaller than the top 100 DMAs.

We believe most successful commercial television stations obtain their brand identity from locally produced news programs. Notwithstanding this, however, the affiliation of a station’s channels with one of the Big Four major networks can have a significant impact on the station’s programming, revenues, expenses and operations. A typical network provides an affiliate with network programming in exchange for a substantial majority of the advertising time available for sale during the airing of the network programs. The network then sells this advertising time and retains the revenue. The affiliate sells the remaining advertising time available within the network programming and non-network programming, and the affiliate retains most or all of such revenue from these sales. In seeking to acquire programming to supplement network-supplied programming, which we believe is critical to maximizing affiliate revenue, affiliates compete primarily with other affiliates and independent stations in their markets as well as, in certain cases, various national non-broadcast networks (“cable networks”) that present competitive programming. The Big Four networks and CW charge fees to their affiliates for receiving network programming.

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

Affiliates of FOX, CW and MY Network must purchase or produce a greater amount of programming for their non-network time periods, generally resulting in higher programming costs. However, affiliates of FOX, CW and My Network retain a larger portion of their advertising time inventory and the related revenues compared to Big Three affiliates.

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

Recent developments by many companies, including internet service providers and internet website operators have expanded, and are continuing to expand, the variety and quality of broadcast and non-broadcast video programming available to consumers via the internet. Internet companies have developed business relationships with companies that have traditionally provided syndicated programming, network television and other content. As a result, additional programming has, and is expected to further become, available through non-traditional methods, which can directly impact the number of TV viewers, and thus indirectly impact station rankings, popularity and revenue possibilities of our stations.

Programming

Competition for non-network programming involves negotiating with national program distributors, or syndicators, that sell first run and rerun programming packages. Each station competes against the other broadcast stations in its market for exclusive access to off network reruns (such as Seinfeld) and first run programming (such as Wheel of Fortune). Broadcast stations compete also for exclusive news stories and features. While cable networks or internet service providers generally do not compete with local stations for programming, some national cable networks or internet service providers from time to time have acquired programs that would have been offered to, or otherwise might have been broadcast by, local television stations.

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

License Grant and Renewal

The FCC grants broadcast licenses to television stations for terms of up to eight years. Broadcast licenses are of paramount importance to the operations of television stations. The Communications Act requires the FCC to renew a licensee’s broadcast license if the FCC finds that: (i) the station has served the public interest, convenience and necessity; (ii) there have been no serious violations of either the Communications Act or the FCC’s rules and regulations; and (iii) there have been no other violations which, taken together, would constitute a pattern of abuse. Historically the FCC has renewed broadcast licenses in substantially all cases. While we are not currently aware of any facts or circumstances that might prevent the renewal of our stations’ licenses at the end of their respective license terms, we cannot provide any assurances that any license will be renewed. Our failure to renew any licenses upon the expiration of any license term could have a material adverse effect on our business. Under the Communications Act, the term of a broadcast license is automatically extended pending the FCC’s processing of a renewal application. For further information regarding the expiration dates of our stations’ current licenses and renewal application status, see the table under the heading “Markets and Stations.”

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

The FCC is required by statute to review all of its broadcast ownership rules every four years to determine if such rules remain necessary in the public interest. In March 2014, the FCC adopted a Report and Order (the “2014 Order”) that made television joint sales agreements attributable when the brokering station sells more than 15% of the advertising time of the brokered station; and adopted rules that effectively prohibit top-four television stations in the same market from jointly negotiating retransmission consent agreements. The FCC simultaneously issued a Further Notice of Proposed Rulemaking (the “2014 FNPRM”) that proposed to retain the local television ownership rules with a minor modification to measure station overlap based on a station’s digital contour and considered whether to (i) impose reporting requirements on stations that participate in shared services agreements and (ii) adopt a revenue-based eligible entity definition to help promote ownership diversity.

Local TV Ownership Rules

The FCC’s current television ownership rules allow one entity to own two commercial television stations in a DMA as long as the specified service contours of the stations do not overlap or, if they do, no more than one of those stations is ranked among the top four stations in the DMA and eight independently owned, full-power stations will remain in the DMA. Waivers of this rule may be available if at least one of the stations in a proposed combination qualifies, pursuant to specific criteria set forth in the FCC’s rules, as failed, failing, or unbuilt. The 2014 FNPRM proposes only minor modifications to the existing rule by updating the contour overlap portion of the existing rule to specify the use of digital contours and not analog contours. Additionally, the 2014 FNPRM requests comments on whether (i) to adopt a waiver standard that would allow certain television combinations in small markets, even between top-four stations, (ii) to consider multicasting in determining local television ownership limits, and (iii) to limit the ability of station owners to form dual network affiliations through multicasting multiple channels of programming within a single digital channel.

Cross-Media Limits

The newspaper/broadcast cross-ownership rule generally prohibits one entity from owning both a commercial broadcast station and a daily newspaper in the same community. The radio/television cross-ownership rule allows a party to own one or two TV stations and a varying number of radio stations within a single market. The 2014 FNPRM sought comment on a proposal to adopt a newspaper/broadcast cross-ownership rule that would presumptively permit waivers of the newspaper/broadcast cross-ownership restrictions in the top 20 DMAs when the television station is not ranked among the top four television stations in the DMA and at least eight independently owned and/or operated major media voices remain in the DMA.

National Television Station Ownership Rule

The maximum percentage of U.S. households that a single owner can reach through commonly owned television stations is 39 percent. This limit was specified by Congress in 2004. The FCC applies a 50 percent “discount” for ultra-high frequency (“UHF”) stations. In September 2013, the FCC released a Notice of Proposed Rulemaking (the “2013 NPRM”) seeking comment on its tentative conclusion to eliminate the UHF discount.

Conclusion

The FCC’s media ownership proceedings are on-going and, in many cases, are or will be subject to further judicial and potentially Congressional review. We cannot predict the outcome of any of these current or potential proceedings.

Attribution Rules

Under the FCC’s ownership rules, a direct or indirect purchaser of certain types of our securities could violate FCC regulations if that purchaser owned or acquired an “attributable” interest in other media properties in the same areas as one or more of our stations. Pursuant to FCC rules, the following relationships and interests are generally considered attributable for purposes of broadcast ownership restrictions: (i) all officers and directors of a corporate licensee and its direct or indirect parent(s); (ii) voting stock interests of at least five percent; (iii) voting stock interests of at least 20 percent, if the holder is a passive institutional investor (such as an investment company, as defined in 15 U.S.C. 80a-3, bank, or insurance company); (iv) any equity interest in a limited partnership or limited liability company, unless properly “insulated” from management activities; (v) equity and/or debt interests that in the aggregate exceed 33 percent of a licensee’s total assets, if the interest holder supplies more than 15 percent of the station’s total weekly programming or is a same-market broadcast company or daily newspaper publisher; (vi) time brokerage of a broadcast station by a same-market broadcast company providing more than 15 percent of the station’s weekly programming; and (vii) same-market television and radio joint sales agreements, wherein the broker provides more than 15 percent of the station’s weekly advertising time.

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

To our knowledge, no officer, director or five percent or greater shareholder currently holds an attributable interest in another television station, radio station or daily newspaper that is inconsistent with the FCC’s ownership rules and policies or with our ownership of our stations.

Alien Ownership Restrictions

The Communications Act restricts the ability of foreign entities or individuals to own or hold interests in broadcast licenses. The Communications Act bars the following from holding broadcast licenses: foreign governments, representatives of foreign governments, non-citizens, representatives of non-citizens, and corporations or partnerships organized under the laws of a foreign nation. Foreign individuals or entities, collectively, may directly or indirectly own or vote no more than 20 percent of the capital stock of a licensee or 25 percent of the capital stock of a corporation that directly or indirectly controls a licensee. The 20 percent limit on foreign ownership of a licensee may not be waived. Currently, the Commission has separate review standards for foreign ownership in the broadcast and common carrier contests. In November 2013, the FCC issued a Declaratory Ruling clarifying that it would consider, on a case-by-case basis, proposals for foreign investment in the parent company of a broadcast licensee in excess of 25 percent. Prior to this ruling, the FCC applied a de facto 25 percent cap on such investments. Subsequently, in October 2015, the FCC issued a Notice of Proposed Rulemaking (“Foreign Ownership NPRM”) seeking comment on whether it should simplify the foreign ownership approval process for broadcast licensees by extending the streamlined rules and procedures that apply to common carrier licensees to the broadcast industry. The Foreign Ownership NPRM asks whether and how to revise the methodology a licensee should use to assess its compliance with the 25 percent foreign ownership benchmarks.

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

Over the past several years, the FCC has increased its enforcement efforts regarding broadcast indecency and profanity and the statutory maximum fine for broadcasting indecent material is currently $325,000 per incident. In June 2012, the Supreme Court decided a challenge to the FCC’s indecency enforcement without resolving the scope of the FCC’s ability to regulate broadcast content. In August 2013, the FCC issued a Public Notice seeking comment on whether it should modify its indecency policies. The FCC has not yet issued a decision in this proceeding, and the courts remain free to review the FCC’s current policy or any modifications thereto. The outcomes of these proceedings could affect future FCC policies in this area, and we are unable to predict the outcome of any such judicial proceeding, which could have a material adverse effect on our business.

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

On March 31, 2014, the FCC amended its rules governing “good faith” retransmission consent negotiations to provide that it is a per se violation of the statutory duty to negotiate in good faith for a television broadcast station that is ranked among the top-four stations in a market (as measured by audience share) to negotiate retransmission consent jointly with another top-four station in the same market if the stations are not commonly owned. As part of the STELA Reauthorization Act of 2014 (“STELAR”), Congress further tightened the restriction to prohibit joint negotiation with any television station in the same market unless the stations are under common de jure control. We currently are not a party to any agreements that delegate our authority to negotiate retransmission consent for any of our television stations or grant us authority to negotiate retransmission consent for any other television station. Nevertheless, we cannot predict how this restriction might impact future opportunities.

The FCC also has sought comment on whether it should modify or eliminate the network non-duplication and syndicated exclusivity rules. We cannot predict the outcome of this proceeding. If, however, the FCC eliminates or relaxes its rules enforcing our program exclusivity rights, it could affect our ability to negotiate future retransmission consent agreements, and it could harm our ratings and advertising revenue if cable and satellite operators import duplicative programming.

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

STELAR was signed into law on December 4, 2014. STELAR extends the right of satellite TV operators to retransmit the signal of television broadcast stations for an additional five years and grants an extension of their compulsory copyright license for the carriage of distant TV signals. In accordance with STELAR, the FCC has promulgated rules that (i) grant DBS providers the right to seek market modifications based on factors similar to those used in the cable industry and cable operators the right to delete or reposition channels during "sweeps," (ii) broadened the FCC’s prohibition against joint retransmission negotiations by directing the FCC to prohibit joint retransmission negotiations by any stations in the same DMA not under common control, (iii) prohibit a television station from limiting the ability of an MVPD to carry into its local market television signals that are deemed significantly viewed, and (iv) eliminated the “sweeps prohibition,” which had precluded cable operators from deleting or repositioning local commercial television stations during “sweeps” ratings periods.

In September 2015, the FCC, in accordance with STELAR, issued a notice of proposed rulemaking to review the “totality of the circumstances test” used to evaluate whether broadcast stations and MVPDs are negotiating for retransmission consent in good faith. We cannot predict the outcome of this proceeding.  If, however, the FCC revises the totality of the circumstances test, it could affect our ability to negotiate retransmission consent agreements, including the rates that we obtain from MVPDs.

Broadcast Spectrum

In February 2012, Congress passed legislation that grants the FCC authority to conduct an auction of certain spectrum currently used by television broadcasters. On May 15, 2014, the FCC adopted a Report and Order (the “2014 Report”) establishing the framework for an incentive auction of broadcast television spectrum. The 2014 Report created a two part incentive auction framework (the “Incentive Auction”). First, the FCC would conduct a reverse auction by which a television broadcaster may volunteer, in return for payment, to relinquish all or a part of its station’s spectrum by (i) surrendering its license, (ii) relinquishing a portion of its spectrum and thereafter sharing spectrum with another station, or (iii) modifying a UHF channel license to a VHF channel license. Second, the FCC would conduct a forward auction of the relinquished spectrum to new users. The FCC must complete the reverse auction and the forward auction by September 30, 2022. Applications to participate in the Incentive Auction were due by January 12, 2016 with bidding scheduled to begin on March 29, 2016. Completion of both parts of the Incentive Auction (reverse and forward) is expected to take up to one year.

To accommodate the spectrum reallocation to new users, the FCC may require that television stations that do not participate in the auction (or that participate but are not selected to sell their spectrum) modify their transmission facilities. The FCC is required to use “reasonable efforts” to preserve a station’s coverage area and population served, and it prevents the FCC from requiring that a station involuntarily move from the UHF band to the VHF band or from the high VHF band to the low VHF band. The underlying legislation authorizes the FCC to reimburse stations for reasonable relocation costs up to a total across all stations of $1.75 billion. If some or all of our television stations choose to channel share or are required to change frequencies they use, our stations could incur conversion costs that may not be fully reimbursed, or our ability to provide high definition programming and additional program streams, including mobile video services, could be constrained.

The FCC interpreted the implementing legislation to allow only full power and Class A television stations to participate in the auction and receive contour protection during any post-auction repacking of the broadcast spectrum. In certain markets, our low power television stations may be displaced by this process. Moreover, on June 16, 2015, the FCC issued a notice of proposed rulemaking proposing to reserve one vacant channel in each market for use by unlicensed “white spaces” devices and wireless microphones (the “Vacant Channel NPRM”). The FCC further modified the Vacant Channel NPRM on August 11, 2015 by proposing to reserve up to two channels in certain markets after the Incentive Auction is complete. Under the Vacant Channel NPRM, the FCC would refuse to grant an application to modify the facilities of a low power television station if the applicant could not demonstrate that a sufficient number of vacant channels would remain in the service area of the low power station after the applicant implements the modification – thus, reducing the likelihood that a low power television station would be able to locate a new channel after the Incentive Auction. These stations could incur substantial costs to locate and build a replacement facility on a new channel. If a low power television station is unable to locate a new channel on which to operate, it could lose its license.

We cannot predict the likelihood, timing or outcome of any court, Congressional or FCC regulatory action with respect to the Incentive Auction, or repacking of broadcast television spectrum, nor the impact of any such changes upon our business.

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

Employees

As of February 19, 2016, we had 3,495 full-time employees and 324 part-time employees, of which 83 full-time and 11 part-time employees at three stations were represented by various unions. We consider our relations with our employees to be good.

Corporate Information

Gray Television, Inc. is a Georgia corporation, incorporated in 1897 initially to publish the Albany Herald in Albany, Georgia. We entered the broadcast industry in 1953. Our executive offices are located at 4370 Peachtree Road, NE, Atlanta, Georgia 30319, and our telephone number at that location is (404) 504-9828. Our website address is http://www.gray.tv. We make the following reports filed or furnished, as applicable, with the Securities and Exchange Commission (the “SEC”) available, free of charge, on our website under the heading “SEC Filings” as soon as practicable after they are filed with, or furnished to, the SEC: our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and amendments to any of the foregoing. The information on our website is not incorporated by reference or part of this or any other report we file with or furnish to the SEC.

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

At December 31, 2015, we had approximately $1.2 billion in aggregate principal amount of outstanding indebtedness (excluding intercompany debt). On February 16, 2016, we incurred an additional $425.0 million of debt (the “2016 Term Loan”) under our senior credit facility (the “Senior Credit Facility”). Proceeds from borrowings under the 2016 Term Loan were used to fund the cash purchase price to complete the Schurz Acquisition and Related Transactions and to pay a portion of the related fees and expenses. Subject to our ability to meet certain borrowing conditions, we have the ability to incur significant additional debt, including secured debt, under our Senior Credit Facility, including but not limited to our un-drawn $60.0 million revolving loan. In addition, the terms of the indenture governing our outstanding 7½% Senior Notes due 2020 (the “2020 Notes”) (as supplemented, the “Indenture”) also permit us to incur additional indebtedness, subject to our ability to meet certain borrowing conditions.

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

Our ability to service our significant financial obligations depends on our ability to generate significant cash flow. This is partially subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control. We cannot assure you that our business will generate cash flow from operations, that future borrowings will be available to us under the Senior Credit Facility or any other credit facilities, or that we will be able to complete any necessary financings, in amounts sufficient to enable us to fund our operations or pay our debts and other obligations, or to fund other liquidity needs. If we are not able to generate sufficient cash flow to service our obligations, we may need to refinance or restructure our debt, sell assets, reduce or delay capital investments, or seek to raise additional capital. Additional debt or equity financing may not be available in sufficient amounts, at times or on terms acceptable to us, or at all. Specifically, volatility in the capital markets may also impact our ability to obtain additional financing, or to refinance our existing debt, on terms or at times favorable to us. If we are unable to implement one or more of these alternatives, we may not be able to service our debt or other obligations, which could result in us being in default thereon, in which circumstances our lenders could cease making loans to us, and lenders or other holders of our debt could accelerate and declare due all outstanding obligations due under the respective agreements, which could have a material adverse effect on us.

The agreements governing our various debt obligations impose restrictions on our operations and limit our ability to undertake certain corporate actions.

The agreements governing our various debt obligations, including the Indenture and the agreements governing the Senior Credit Facility, include covenants imposing significant restrictions on our operations. These restrictions may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise. These covenants place restrictions on our ability to, among other things:

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

The Indenture and the Senior Credit Facility also require us to comply with certain financial ratios and covenants; our failure to do so would result in a default thereunder, which would have a material adverse effect on us.

We are also required to comply with certain financial covenants under the Indenture and the Senior Credit Facility. Our ability to comply with these requirements may be affected by events affecting our business, but beyond our control, including prevailing general economic, financial and industry conditions. These covenants could have an adverse effect on us by limiting our ability to take advantage of financing, merger and acquisition or other corporate opportunities. The breach of any of these covenants or restrictions could result in a default under the Indenture or the Senior Credit Facility.

Upon a default under any of our debt agreements, the lenders or debt holders thereunder could have the right to declare all amounts outstanding, together with accrued and unpaid interest, to be immediately due and payable, which could, in turn, trigger defaults under other debt obligations and could result in the termination of commitments of the lenders to make further extensions of credit under the Senior Credit Facility. If we were unable to repay our secured debt to our lenders, or were otherwise in default under any provision governing our outstanding secured debt obligations, our secured lenders could proceed against us and the subsidiary guarantors and against the collateral securing that debt. Any default resulting in an acceleration of outstanding indebtedness, a termination of commitments under our financing arrangements or lenders proceeding against the collateral securing such indebtedness would likely result in a material adverse effect on our business, financial condition and results of operations.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our annual debt service obligations to increase significantly.

Borrowings under the Senior Credit Facility are at variable rates of interest and expose us to interest rate risk. If the London Interbank Offered Rate (“LIBOR”) were to exceed certain levels, our debt service obligations on our variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash available to service our obligations would decrease.

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

Our results are also subject to seasonal and cyclical fluctuations that we expect to continue. Seasonal fluctuations typically result in higher revenue and broadcast operating income in the second and fourth quarters than in the first and third quarters of each year. This seasonality is primarily attributable to advertisers’ increased expenditures in the spring and in anticipation of holiday season spending in the fourth quarter and an increase in television viewership during this period. In addition, we typically experience fluctuations in our revenue and broadcast operating income between even-numbered and odd-numbered years. In years in which there are impending elections for various state and national offices, which primarily occur in even-numbered years, political advertising revenue tends to increase, often significantly, and particularly during presidential election years. We consider political broadcast advertising revenue to be revenue earned from the sale to political candidates, political parties and special interest groups of advertisements broadcast by our stations that contain messages primarily focused on elections and/or public policy issues. In even-numbered years, we derive a material portion of our broadcast advertising revenue from political broadcast advertisers. For the years ended December 31, 2015 and 2014, we derived approximately 3% and 16%, respectively, of our total revenue from political broadcast advertisers. If political broadcast advertising revenue declined, especially in an even-numbered year, our results of operations and financial condition could also be materially adversely affected. Also, our stations affiliated with the NBC Network broadcast Olympic Games typically experience increased viewership and revenue during those broadcasts, which also occurs in even-numbered years. As a result of the seasonality and cyclicality of our revenue and broadcast operating income, and the historically significant increase in our revenue and broadcast operating income during even-numbered years, it has been, and is expected to remain, difficult to engage in period-over-period comparisons of our revenue and results of operations.

Continued uncertain financial and economic conditions may have an adverse impact on our business, results of operations or financial condition.

Financial and economic conditions continue to be uncertain over the longer term and the continuation or worsening of such conditions could reduce consumer confidence and have an adverse effect on our business, results of operations and/or financial condition. If consumer confidence were to decline, this decline could negatively affect our advertising customers’ businesses and their advertising budgets. In addition, volatile economic conditions could have a negative impact on our industry or the industries of our customers who advertise on our stations, resulting in reduced advertising sales. Furthermore, it may be possible that actions taken by any governmental or regulatory body for the purpose of stabilizing the economy or financial markets will not achieve their intended effect. In addition to any negative direct consequences to our business or results of operations arising from these financial and economic developments, some of these actions may adversely affect financial institutions, capital providers, advertisers or other consumers on whom we rely, including for access to future capital or financing arrangements necessary to support our business. Our inability to obtain financing in amounts and at times necessary could make it more difficult or impossible to meet our obligations or otherwise take actions in our best interests.

Our dependence upon a limited number of advertising categories could adversely affect our business.

We consider broadcast advertising revenue to be revenue earned primarily from the sale of advertisements broadcast by our stations. Although no single customer represented more than 5% of our broadcast advertising revenue for the years ended December 31, 2015 or 2014, we derived a material portion of non-political broadcast advertising revenue from advertisers in a limited number of industries, particularly the automotive industry. For the years ended December 31, 2015 and 2014, we derived approximately 24% and 21%, respectively, of our total broadcast advertising revenue from our advertisers in the automotive industry. Our results of operations and financial condition could be materially adversely affected if broadcast advertising revenue from the automotive, or certain other industries, such as the medical, restaurant, communications, or furniture and appliances industries, declined.

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

The success of our strategic acquisitions depends, in part, on our ability to successfully combine the acquired business and assets with our business and our ability to successfully manage the assets so acquired. It is possible that the integration process could result in the loss of key employees, the disruption of ongoing business or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with clients, customers and employees or to achieve the anticipated benefits of the acquisition. Successful integration may also be hampered by any differences between the operations and corporate culture of the two organizations. Additionally, general market and economic conditions may inhibit our successful integration of any business. If we experience difficulties with the integration process, the anticipated benefits of the acquisition may not be realized fully, or at all, or may take longer to realize than expected. Finally, any cost savings that are realized may be offset by losses in revenues from the acquired business, any assets or operations disposed of in connection therewith or otherwise, or charges to earnings in connection with such acquisitions.

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

We are highly dependent upon our network affiliations, and our business and results of operations may be materially affected if a network (i) terminates its affiliation with us; (ii) significantly changes the economic terms and conditions of any future affiliation agreements with us; or (iii) significantly changes the type, quality or quantity of programming provided to us under an affiliation agreement.

Our business depends in large part on the success of our network affiliations. Nearly all of our stations are directly or indirectly affiliated with at least one of the four major broadcast networks pursuant to a separate affiliation agreement. Each affiliation agreement provides the affiliated station with the right to broadcast all programs transmitted by the affiliated network during the term of the related agreement. Our affiliation agreements generally expire at various dates through December 2020.

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

We are also dependent, in significant part, on our retransmission consent agreements. Our current retransmission consent agreements expire at various times over the next several years. No assurances can be provided that we will be able to renegotiate all of such agreements on favorable terms, on a timely basis, or at all. The failure to renegotiate such agreements could have a material adverse effect on our business and results of operations.

Our ability to successfully negotiate future retransmission consent agreements may be hindered by potential legislative or regulatory charges to the framework under which these agreements are negotiated.

For example, on March 31, 2014, the FCC amended its rules governing “good faith” retransmission consent negotiations to provide that it is a per se violation of the statutory duty to negotiate in good faith for a television broadcast station that is ranked among the top-four stations in a market (as measured by audience share) to negotiate retransmission consent jointly with another top-four station in the same market if the stations are not commonly owned. As part of the STELAR, Congress further tightened the restriction to prohibit joint negotiation with any television station in the same market unless the stations are under common de jure control. We currently are not a party to any agreements that delegate our authority to negotiate retransmission consent for any of our television stations or grant us authority to negotiate retransmission consent for any other television station. Nevertheless, we cannot predict how this restriction might impact future opportunities.

The FCC also has sought comment on whether it should modify or eliminate the network non-duplication and syndicated exclusivity rules. We cannot predict the outcome of this proceeding. If, however, the FCC eliminates or relaxes its rules enforcing our program exclusivity rights, it could affect our ability to negotiate future retransmission consent agreements, and it could harm our ratings and advertising revenue if cable and satellite operators import duplicative programming.

In addition, certain online video distributors (“OVDs”) have explored streaming broadcast programming over the internet without approval from or payments to the broadcaster. The majority of federal courts have issued preliminary injunctions enjoining these OVDs from streaming broadcast programming because the courts have generally concluded that OVDs are unlikely to demonstrate that they are eligible for the statutory copyright license that provides cable operators with the requisite copyrights to retransmit broadcast programming, although in July 2015 a district court concluded that OVDs should be eligible for the statutory copyright license. That case currently is on appeal. We cannot predict the outcome of that appeal or whether the courts will continue to issue similar injunctions against future OVDs. Separately, on December 19, 2014, the FCC issued an NPRM proposing to classify certain OVDs as MVPDs for purposes of certain FCC carriage rules. If the FCC adopts its proposal, OVDs would need to negotiate for consent from broadcasters before they retransmit broadcast signals. We cannot predict whether the FCC will adopt its proposal or other modified rules that might weaken our rights to negotiate with OVDs.

In September 2015, the FCC, in accordance with STELAR, issued a notice of proposed rulemaking to review the “totality of the circumstances test” used to evaluate whether broadcast stations and MVPDs are negotiating for retransmission consent in good faith. We cannot predict the outcome of this proceeding.  If, however, the FCC revises the totality of the circumstances test, it could affect our ability to negotiate retransmission consent agreements, including the rates that we obtain from MVPDs. The FCC also has taken other actions to implement various provisions of STELAR affecting the carriage of television stations, including (i) adopting rules that allow for the modification of satellite television markets in order to ensure that satellite operators carry the broadcast stations of most interest to their communities, (ii) prohibiting same-market television stations from coordinating negotiations or negotiating on a joint basis for retransmission consent, except under certain conditions, (iii) prohibiting a television station from limiting the ability of an MVPD to carry into its local market television signals that are deemed significantly viewed; and (iv) eliminating the “sweeps prohibition,” which had precluded cable operators from deleting or repositioning local commercial television stations during “sweeps” ratings periods.

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

In addition, technological innovation and the resulting proliferation of programming alternatives, such as internet websites, mobile apps and wireless carriers, direct-to-consumer video distribution systems, and home entertainment systems have further fractionalized television viewing audiences and resulted in additional challenges to revenue generation. New technologies and methods of buying advertising also present an additional competitive challenge, as competitors may offer products and services such as the ability to purchase advertising programmatically or bundled offline and online advertising, aimed at more efficiently capturing advertising spend.

Our inability or failure to broadcast popular programs, or otherwise maintain viewership for any reason, including as a result of increases in programming alternatives, or our loss of advertising due to technological changes, could result in a lack of advertisers, or a reduction in the amount advertisers are willing to pay us to advertise, which could have a material adverse effect on our business, financial condition and results of operations.

Our pension plan obligations are currently underfunded, and, if certain factors worsen, we may have to make significant cash payments to some or all of these plans, which could reduce the cash available for our business.

We have underfunded obligations under our defined benefit pension plans. Notwithstanding that our pension plans are frozen with regard to any future benefit accruals, the funded status of our pension plans is dependent upon many factors, including returns on invested assets, the level of certain market interest rates and the discount rate used to determine pension obligations. Unfavorable returns on the plan assets or unfavorable changes in applicable laws or regulations may materially change the timing and amount of required plan funding, which could reduce the cash available for our business. In addition, any future decreases in the discount rate used to determine pension obligations could result in an increase in the valuation of pension obligations, which could affect the reported funding status of our pension plans and future contributions.

We do not currently pay cash dividends on either class of our common stock. To the extent a potential investor ascribes value to a dividend paying stock, the value of our stock may be correspondingly reduced.

Our Board of Directors has not declared a cash or stock dividend on our common stock or Class A common stock since 2008. The timing and amount of any future dividend is at the discretion of our board of directors, and they may be subject to limitations or restrictions in the Senior Credit Facility and other financing agreements we may be, or become, party to. We can provide no assurance when or if any future dividends will be declared on either class of common stock.

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

As of December 31, 2015, the book value of our broadcast licenses was $1.1 billion and the book value of our goodwill was $423.2 million, in comparison to total assets of $2.1 billion. Not less than annually, and more frequently if necessary, we are required to evaluate our goodwill and broadcast licenses to determine if the estimated fair value of these intangible assets is less than book value. If the estimated fair value of these intangible assets is less than book value, we will be required to record a non-cash expense to write down the book value of the intangible asset to the estimated fair value. We cannot make any assurances that any required impairment charges will not have a material adverse effect on our total assets.

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

Certain stockholders or groups of stockholders have the ability to exert significant influence over us.

Hilton H. Howell, Jr., our Vice Chairman, President and Chief Executive Officer, is the son-in-law of Mrs. Harriett J. Robinson, a member of our Board of Directors, as well as the husband of Mrs. Robin R. Howell, a member of our Board of Directors (collectively with members of their family, the “Howell-Robinson Family”). As of February 19, 2016, collectively, the Howell-Robinson Family directly or indirectly beneficially owns shares representing approximately 44.2% of the outstanding combined voting power of our common stock and Class A common stock.

As a result of these significant stockholdings and positions on the Board of Directors, the Howell-Robinson Family is able to exert significant influence over our policies and management, potentially in a manner that may not be consistent with the interests of our other stockholders.

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

The FCC regulates all television broadcasters, including us. We must obtain FCC approval whenever we (i) apply for a new license; (ii) seek to renew, modify or assign a license; (iii) purchase a broadcast station; and/or (iv) transfer the control of one of our subsidiaries that holds a license. Our FCC licenses are critical to our operations, and we cannot operate without them. We cannot be certain that the FCC will renew these licenses in the future or approve new acquisitions, mergers, divestitures or other business activities. Our failure to renew any licenses upon the expiration of any license term could have a material adverse effect on our business.

Federal legislation and FCC rules have changed significantly in recent years and may continue to change. These changes may limit our ability to conduct our business in ways that we believe would be advantageous and may affect our operating results.

The FCC can sanction us for programming broadcast on our stations that it finds to be indecent.

Over the past several years, the FCC has increased its enforcement efforts regarding broadcast indecency and profanity and the statutory maximum fine for broadcasting indecent material is currently $325,000 per incident. In June 2012, the Supreme Court decided a challenge to the FCC’s indecency enforcement without resolving the scope of the FCC’s ability to regulate broadcast content. In August 2013, the FCC issued a Public Notice seeking comment on whether it should modify its indecency policies. The FCC has not yet issued a decision in this proceeding, and the courts remain free to review the FCC’s current policy or any modifications thereto. The outcomes of these proceedings could affect future FCC policies in this area, and we are unable to predict the outcome of any such judicial proceeding, which could have a material adverse effect on our business.

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

The FCC’s Incentive Auction and related proceedings could result in the reallocation of broadcast spectrum for wireless broadband or other non-broadcast use, which could materially impair our ability to provide competitive services.

In February 2012, Congress passed legislation that, among other things, grants the FCC authority to conduct an auction of certain spectrum currently used by television broadcasters. On May 15, 2014, the FCC adopted the 2014 Report establishing the framework for implementation of the Incentive Auction of broadcast television spectrum. The 2014 Report created a two part Incentive Auction framework. First, the FCC would conduct a reverse auction by which a television broadcaster may volunteer, in return for payment, to relinquish all or a portion of its station’s spectrum by (i) surrendering its license, (ii) relinquishing part of its spectrum and thereafter sharing spectrum with another station, or (iii) modifying a UHF channel license to a VHF channel license. Second, the FCC would conduct a forward auction of the relinquished spectrum to new users. The FCC must complete the reverse auction and the forward auction by September 30, 2022. Applications to participate in the incentive auction were due by January 12, 2016 with bidding scheduled to begin on March 29, 2016. Completion of both parts of the Incentive Auction (reverse and forward) is expected to take up to one year.

To accommodate the spectrum reallocation to new users, the FCC may require that television stations that do not participate in the auction (or that participate but are not selected to sell their spectrum) modify their transmission facilities and change channels. The FCC is required to use “reasonable efforts” to preserve a station’s coverage area and population served, and the FCC is prohibited from requiring that a station involuntarily move from the UHF band to the VHF band or from the high VHF band to the low VHF band. The underlying legislation authorizes the FCC to reimburse stations for reasonable relocation costs up to a total across all stations of $1.75 billion. If some or all of our television stations choose to channel share or are required to change the frequencies they use, our stations could incur conversion costs that may not be fully reimbursed or our ability to provide high definition programming and additional program streams, including mobile video services, could be constrained.

The Incentive Auction and a related proceeding could have a material effect on our low power television stations. The FCC interpreted the implementing legislation to allow only full power and Class A television stations to participate in the auction and receive contour protection in any post-auction reorganization of the broadcast spectrum. In certain markets, our low power television stations may be displaced by this process. These stations could incur substantial costs to locate and build a replacement facility on a new channel. Moreover, on June 16, 2015, the FCC issued the Vacant Channel NPRM for proposed rulemaking to reserve one vacant channel in each market for use by unlicensed “white spaces” devices and wireless microphones. The FCC further modified the Vacant Channel NPRM on August 11, 2015 by proposing to reserve up to two channels in certain markets after the Incentive Auction is complete. Under the Vacant Channel NPRM, the FCC would refuse to grant an application to modify the facilities of a low power television station if the applicant could not demonstrate that a sufficient number of vacant channels would remain in the service area of the low power station after the applicant implements the modification – thus, reducing the likelihood that a low power television station would be able to locate a new channel after the Incentive Auction. If a low power television station is unable to locate a new channel on which to operate, it could lose its license.

We cannot predict the likelihood, timing or outcome of any court, Congressional or FCC regulatory action with respect to the Incentive Auction, or repacking of broadcast television spectrum, nor the impact of any such changes upon our business.

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

Item 4. Mine Safety Disclosures.

Not applicable.

Executive Officers of the Registrant.

Set forth below is certain information with respect to our executive officers as of February 19, 2016:

Hilton H. Howell, Jr., age 53, has been our Chief Executive Officer since August 2008 and has also served as our President since June 2013 and Vice-Chairman since September 2002. Before that, he had been our Executive Vice President since September 2000. He has served as one of our directors since 1993. He is a member of the Executive Committee of our Board of Directors. He has served as President and Chief Executive Officer of Atlantic American Corporation, an insurance holding company, since 1995, and as Chairman of that company since February 24, 2009. He has been Executive Vice President and General Counsel of Delta Life Insurance Company and Delta Fire and Casualty Insurance Company since 1991. He has served as Vice Chairman of Bankers Fidelity Life Insurance Company since 1992 and Vice Chairman of Georgia Casualty & Surety Company from 1992 through 2008. Mr. Howell also serves as a director of Atlantic American Corporation and its subsidiaries American Southern Insurance Company, American Safety Insurance Company and Bankers Fidelity Life Insurance Company, as well as Delta Life Insurance Company and Delta Fire and Casualty Insurance Company. He is the son-in-law of Mrs. Harriett J. Robinson and the husband of Mrs. Robin R. Howell, both members of our Board of Directors.

James C. Ryan, age 55, has served as our Chief Financial Officer since October 1998 and as Executive Vice President since February 2016. Before that, he had been our Senior Vice President since September 2002 and our Vice President since October 1998.

Kevin P. Latek, age 45, has served as our Executive Vice President and Chief Legal and Development Officer since February 2016. Before that, he served as our Senior Vice President, Business Affairs, since July 2013 and as our Vice President for Law and Development since March 2012. Prior to joining us, Mr. Latek represented television and radio broadcasters as well as financial institutions in FCC regulatory and transactional matters with the law firm of Dow Lohnes, PLLC, in Washington, DC. He is a member of the National Association of Broadcasters Educational Foundation, the CBS Affiliates Board, the American Bar Association and the Federal Communications Bar Association. He is a past member of the FOX Affiliates Board of Governors.

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

	Common Stock		Class A Common Stock
	High	Low	High	Low

2015:
First Quarter	$14.46	$9.46	$12.34	$7.54
Second Quarter	16.38	13.26	13.95	11.50
Third Quarter	17.85	10.59	15.18	9.09
Fourth Quarter	17.70	12.46	15.95	12.73

2014:
First Quarter	$14.68	$9.29	$12.56	$7.60
Second Quarter	13.13	9.34	10.80	7.90
Third Quarter	13.75	7.88	11.01	6.21
Fourth Quarter	11.51	7.26	9.16	5.79

As of February 19, 2016, we had 66,304,805 outstanding shares of common stock held by approximately 11,637 stockholders and 6,396,033 outstanding shares of Class A common stock held by approximately 372 stockholders. The number of stockholders consists of stockholders of record and individual participants in security position listings as furnished to us pursuant to Rule 17Ad-8 under the Securities Exchange Act of 1934 (the “Exchange Act”).

Our articles of incorporation provide that each share of common stock is entitled to one vote, and each share of Class A common stock is entitled to 10 votes, on each matter submitted to a vote of stockholders. Our articles of incorporation require that our common stock and our Class A common stock receive dividends on a pari passu basis when declared.

We have not paid dividends on either class of our common stock since October 15, 2008. The Senior Credit Facility contains covenants that restrict our ability to pay cash dividends on our capital stock.

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

The following graphs compare the cumulative total return of the common stock and the Class A common stock from December 31, 2010 to December 31, 2015, as compared to the stock market total return indexes for (i) The New York Stock Exchange Market Index and (ii) The New York Stock Exchange Television Broadcasting Stations Index (the “TV Broadcasting Stations Index”).

The graphs assume the investment of $100 in each of our common stock and the Class A common stock, respectively, the New York Stock Exchange Market Index and the TV Broadcasting Stations Index on December 31, 2010. Any dividends are assumed to have been reinvested as paid.

	As of
Company/Index/Market	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
Gray Television, Inc. common stock	$100	$87	$118	$796	$599	$872
NYSE Composite	$100	$96	$112	$141	$150	$144
TV Broadcasting Stations Index	$100	$108	$147	$235	$273	$298

	As of
Company/Index/Market	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
Gray Television, Inc. Class A common stock	$100	$76	$98	$729	$517	$772
NYSE Composite	$100	$96	$112	$141	$150	$144
TV Broadcasting Stations Index	$100	$108	$147	$235	$273	$298

Item 6. Selected Financial Data.

Certain selected historical consolidated financial data is set forth below. This information with respect to the years ended December 31, 2015, 2014 and 2013, and as of December 31, 2015 and 2014 should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and related notes thereto included elsewhere herein.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except net income per share data)
Statements of Operations Data (1):
Revenue (less agency commissions)	$597,356	$508,134	$346,298	$404,831	$307,131
Operating income	140,057	153,773	83,880	153,441	75,348
Loss from early extinguishment of debt (2)	-	(5,086)	-	(46,683)	-
Net income	39,301	48,061	18,288	28,129	9,035
Net income attributable to common stockholders	39,301	48,061	18,288	24,034	1,795
Net income attributable to common stockholders per common share:
Basic	0.58	0.83	0.32	0.42	0.03
Diluted	0.57	0.82	0.32	0.42	0.03

Balance Sheet Data (at end of period):
Total assets	$2,143,161	$1,871,580	$1,334,424	$1,249,788	$1,233,980
Long-term debt (including current portion)	1,235,537	1,236,401	842,874	832,867	832,233
Redeemable preferred stock (3)	-	-	-	-	24,841
Total stockholders’ equity	429,274	216,192	174,010	143,935	122,953

(1)	Our operating results fluctuate significantly between years, in accordance with, among other things, increased political advertising expenditures in even-numbered years.

(2)

In 2014, we recorded a loss from early extinguishment of debt related to: (i) the amendment and restatement of our Senior Credit Facility and (ii) the write off of unamortized deferred financing costs upon the extinguishment of debt of a variable interest entity and the termination of our guarantee of the related debt. In 2012, we recorded a loss on early extinguishment of debt related to: (i) the amendment and restatement of our prior senior credit facility and (ii) the redemption of our then-outstanding 10½% senior secured second lien notes due 2015.

(3)

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

Business Overview

We are a television broadcast company headquartered in Atlanta, Georgia, that owns and/or operates television stations and leading digital assets in markets throughout the United States. As of February 19, 2016, we owned and/or operated television stations in 50 television markets broadcasting approximately 180 separate programming streams, including 35 affiliates of the CBS Network (“CBS”), 26 affiliates of the NBC Network (“NBC”), 19 affiliates of the ABC Network (“ABC”) and 13 affiliates of the FOX Network (“FOX”).

In addition to our primary broadcast channels, we can also broadcast secondary digital channels within a market. Our secondary digital channels are generally affiliated with networks different from those affiliated with our primary broadcast channels, and they are operated by us to make better use of our broadcast spectrum by providing supplemental and/or alternative programming in addition to our primary channels. Certain of our secondary digital channels are affiliated with more than one network simultaneously. In addition to affiliations with ABC, CBS and FOX, our secondary channels are affiliated with numerous smaller networks and program services including, among others, the CW Network or the CW Plus Network (collectively, “CW”), MY Network (“MY” or “My Network”), the MeTV Network (“MeTV”), This TV Network (“This TV”), Antenna TV (“Ant.”), Telemundo (“Tel.”), Heroes and Icons (“H&I”) and MOVIES! Network (“Movies”). We also broadcast local news/weather channels in certain of our existing markets (“News”). Our combined TV station group reaches approximately 9.4% of total United States television households.

Based on the consolidated results of the four Nielsen “sweeps” periods in 2015, our television stations (including those acquired in February 2016) achieved the #1 ranking in overall audience in 39 of our 50 markets and the #1 ranking in local news audience in 36 of our markets. In addition, our stations achieved the #1 or #2 ranking in both overall audience and news audience in 49 of our 50 markets. For further information please refer to our Markets and Stations table in Item 1.

Recent Acquisitions

We continue our focus on strategic growth and acquisitions. Consistent with that strategy, between October 31, 2013 and December 31, 2015, we completed 16 acquisition transactions and two divestiture transactions. These transactions added a net total of 31 television stations in 20 television markets to our operations, including 15 new television markets being added to our operations. These transactions had a significant impact on our results of operations, our liquidity and our capital resources. The impact of these transactions also affects the comparability of our period-over-period results. During 2015, we completed a number of acquisitions described in detail in Note 2 “Acquisitions and Dispositions” of our audited consolidated financial statements included elsewhere herein, consisting of the following: the Cedar Rapids Acquisition, the Odessa Acquisition, the Twin Falls Acquisition, the Wausau Acquisition, the Presque Isle Acquisition and the Laredo Acquisition (collectively, the “2015 Acquired Stations”). During 2014, we completed seven acquisitions, which collectively added a total of 22 television stations and 12 markets to our operations (10 new markets) at various times during that year (collectively, “2014 Acquired Stations”). In the fourth quarter of 2013, we began providing services to one new full-power station and associated low-power stations, and in December 2014, we acquired the programming streams of all of those stations (collectively, the “Excalibur Acquisition”). Also in the fourth quarter of 2013, we acquired five stations in three new markets (together with the stations acquired in the Excalibur Acquisition, the “2013 Acquired Stations”). Unless the context of the discussion requires otherwise, we refer to the 2015 Acquired Stations, the 2014 Acquired Stations and the 2013 Acquired Stations collectively as the “Acquired Stations.”

In addition, on September 14, 2015, we announced that we agreed to acquire the assets of all of the television and radio stations of Schurz for approximately $442.5 million inclusive of working capital. On October 1, 2015, we announced the sale of the assets of certain television stations to facilitate regulatory approvals for the Schurz Acquisition, and we simultaneously announced the acquisition of the assets of two television stations through swap transactions as part of those divestitures. On November 2, 2015, we announced that we had reached agreements with three radio broadcasters to divest the assets of Schurz’s radio stations to those third-parties upon the closing of the Schurz Acquisition. On October 1, 2015, we also announced the acquisition of the assets of KYES-TV, which would be our second station in the Anchorage, Alaska television market. The KYES-TV acquisition, which remains pending, is excluded from the foregoing definition.

On February 1, 2016, to facilitate regulatory approval of the Schurz Acquisition, we completed one swap transaction, the disposition of the assets of KAKE-TV in the Wichita, Kansas television market in exchange for the assets of WBXX-TV in the Knoxville, Tennessee television market. On February 16, 2016, we completed the remaining portions of the Schurz Acquisition and Related Transactions. The Schurz Acquisition and Related Transactions were funded by $425.0 million of borrowings under the 2016 Term Loan under our Senior Credit Facility. Proceeds from borrowings under the 2016 Term Loan were used to fund the cash purchase price and to pay a portion of the related fees and expenses.

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

Most advertising contracts are short-term, and generally run only for a few weeks. Approximately 55% of the net revenues of our television stations for the year ended December 31, 2015 were generated from local advertising (including political advertising revenues), which is sold primarily by a station’s sales staff directly to local accounts. Approximately 14% of the net revenues of our television stations for the year ended December 31, 2015 were generated from national advertising, which is sold either by a station’s sales staff to national accounts or by a station’s national advertising sales representative to national accounts. The stations generally pay commissions to advertising agencies on local, regional and national advertising. The stations also pay commissions to the national sales representative on national advertising, including certain political advertising.

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

Our total revenue for 2015 increased from 2014. This was expected due primarily to the impact from our 2015 Acquired Stations and 2014 Acquired Stations. Our retransmission consent revenue increased in 2015 compared to 2014 due to improved terms of our retransmission consent contracts, increased subscriber rates and the impact from our Acquired Stations. Local and national advertising revenue in 2014 benefited from approximately $3.8 million earned from the broadcast of the 2014 Winter Olympic Games on our then 14 NBC channels. In 2015, local and national advertising revenue included approximately $1.5 million of revenue from the broadcast of the 2015 Super Bowl on our then 24 NBC channels, an increase of approximately $1.3 million compared to the $0.2 million of revenue from the broadcast of the 2014 Super Bowl on our then five FOX channels.  In 2013, we recorded certain incentive consulting revenue under a consulting agreement that expired on December 31, 2012, although we received no consulting revenue in 2015 or 2014.

Automotive advertisers have traditionally accounted for a significant portion of our revenue. For the years ended December 31, 2015 and 2014, we derived approximately 24% and 21%, respectively, of our total broadcast advertising revenue from customers in the automotive industry. Strong demand for our advertising inventory from political advertisers can require significant use of available inventory, which in turn can lower our advertising revenue from our non-political advertising revenue categories in the even numbered “on-year” of the two year political advertising cycle. These temporary declines reverse themselves in the odd numbered “off-year” of the two year political advertising cycle.

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

We continue to monitor our operating expenses and reduce them where possible. Our total operating expenses for the year ended December 31, 2015 increased over 2014 amounts primarily due to the addition of the 2015 Acquired Stations and the 2014 Acquired Stations, as well as to increases in salaries, transaction expenses, non-cash compensation, severance, healthcare expense, pension expense and payroll taxes. As previously disclosed, we also accrued a special charge of $6.3 million in the year ended December 31, 2015 reflecting the estimated termination fees that we estimated would be due and payable in future periods resulting from our decision to terminate essentially all of our national sales representation agreements effective on January 1, 2016. In January 2016, we paid the amount accrued which settled all of our obligations under these terminated agreements.

Financing Sources

On March 31, 2015, we completed an underwritten offering of 13.5 million shares of our common stock at a price to the public of $13.00 per share pursuant to an effective shelf registration statement. The net proceeds from the offering were $167.3 million, after deducting underwriting discounts of $7.5 million and expenses of $0.9 million. We used the net proceeds from the offering to pay a significant portion of the consideration necessary to complete the acquisition of the 2015 Acquired Stations.

On June 13, 2014, we entered into an amendment and restatement of our prior senior credit facility in the form of a new agreement and, on September 15, 2014, we further amended that agreement. We borrowed a total of $625.0 million under the Senior Credit Facility to repay amounts outstanding under our prior senior credit facility and to finance the purchase several of the 2014 Acquired Stations. During the year ended December 31, 2013, we completed the offer and sale of an additional $375.0 million aggregate principal amount of our 7½% Senior Notes due 2020, and used those proceeds to repay a portion of the principal outstanding under the prior senior credit facility.

In connection with the completion of the Schurz Acquisition and Related Transactions, we entered into an amendment to the Senior Credit Facility, pursuant to which, among other things, in February 2016, we incurred an additional $425.0 million of debt under the 2016 Term Loan under the Senior Credit Facility and the revolving loan commitment under the Senior Credit Facility was increased by $10.0 million. See Note 11 “Subsequent Events” of our audited consolidated financial statements as of and for the year ended December 31, 2015 included in Item 8 for a discussion of this amendment and the additional debt incurred.

Please see our “Results of Operations” and “Liquidity and Capital Resources” sections below for further discussion of our operating results and refinancing activities.

Revenue

Set forth below are the principal types of revenue, less agency commissions, earned by us for the periods indicated and the percentage contribution of each to our total revenue (dollars in thousands):

	Year Ended December 31,
	2015		2014		2013
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Revenue:
Local	$308,179	51.6%	$245,768	48.4%	$203,061	58.6%
National	81,110	13.6%	64,958	12.8%	58,298	16.8%
Internet	28,292	4.7%	28,245	5.6%	25,427	7.3%
Political	17,163	2.9%	81,975	16.1%	4,598	1.3%
Retransmission consent	151,957	25.4%	74,894	14.7%	39,750	11.5%
Other	10,655	1.8%	12,294	2.4%	8,021	2.3%
Consulting	-	0.0%	-	0.0%	7,143	2.2%
Total	$597,356	100.0%	$508,134	100.0%	$346,298	100.0%

Risk Factors

The broadcast television industry is reliant primarily on advertising revenue and faces significant competition. For a discussion of certain other presently known, significant factors that may affect our business, see “Item 1A. Risk Factors” included herein.

Results of Operations

Year Ended December 31, 2015 (“2015”) Compared to Year Ended December 31, 2014 (“2014”)

Revenue

Total revenue increased $89.2 million, or 18%, to $597.4 million for 2015 compared to 2014. Local advertising revenue increased approximately $62.4 million, or 25%, to $308.2 million. National advertising revenue increased approximately $16.2 million, or 25%, to $81.1 million. The 2015 Acquired Stations and the 2014 Acquired Stations had a significant impact on our revenues. Together, the stations acquired in those years accounted for approximately $163.4 million and $72.1 million of our total revenue in 2015 and 2014, respectively. Local and national advertising revenue in 2014 benefited from approximately $3.8 million earned from the broadcast of the 2014 Winter Olympic Games on our then 14 NBC channels. There were no corresponding Olympic Games advertising revenue during 2015. In 2015, local and national advertising revenue included approximately $1.5 million of revenue from the broadcast of the 2015 Super Bowl on our then 24 NBC channels, an increase of approximately $1.3 million compared to the $0.2 million of revenue from the broadcast of the 2014 Super Bowl on our then five FOX channels. Retransmission consent revenue increased $77.1 million, or 103%, to $152.0 million in 2015 compared to 2014, primarily due to increased subscriber rates. Political advertising revenue decreased $64.8 million, or 79%, to $17.2 million, reflecting decreased advertising from political candidates and special interest groups during the “off year” of the two-year political advertising cycle. Other revenue decreased $1.6 million, or 13%, to $10.7 million in 2015 compared to 2014.

 Excluding revenue attributable to the 2015 Acquired Stations, the 2014 Acquired Stations and political advertisers, our five largest advertising categories on a combined local and national basis by customer type demonstrated the following changes during 2015 compared to 2014: automotive increased 3%; medical increased 9%; restaurant increased less than 1%; communications decreased 1%; and furniture and appliances increased 13%.

Broadcast expenses

Broadcast expenses (before depreciation, amortization and loss on disposal of assets) increased $88.2 million, or 31%, to $374.2 million for 2015 compared to 2014, due primarily to increases in compensation expense of $27.9 million and non-compensation expense of $60.3 million. The 2015 Acquired Stations and the 2014 Acquired Stations had a significant impact on our expenses. Together, the stations acquired in those years accounted for approximately $91.4 million and $34.8 million of our total broadcast expense in 2015 and 2014, respectively.

Compensation expense increased by $27.9 million in 2015 compared to 2014, primarily as a result of $25.5 million in additional compensation related costs, resulting primarily from the addition of employees at the 2015 Acquired Stations and 2014 Acquired Stations. In addition, expenses related to matching contributions and discretionary profit sharing contributions to our defined contribution 401(k) plan increased by $3.4 million. These added employee benefit costs were offset, in part, by a decrease of $1.6 million in expenses related to our defined benefit pension plan. Non-compensation expense increased primarily due to an increase in network affiliation fees of $50.6 million related to our increased retransmission consent revenue under our affiliation agreements, as well as the commencement in the first quarter of 2015 of network program fees payable to CBS. Our national sales representation fees increased $3.0 million as a result of a $6.3 million one-time charge resulting from the previously disclosed termination of our national advertising sales representation agreements effective January 1, 2016. This one-time charge was partially offset by decreased commissions resulting from reduced political advertising revenues in 2015 compared to 2014 reflecting the off-year of the political advertising cycle. Non-cash share based compensation expenses were $0.9 million in 2015 compared to $1.5 million in 2014.

Corporate and administrative expenses

Corporate and administrative expenses (before depreciation, amortization and loss on disposal of assets) increased $5.1 million, or 18%, to $34.3 million for 2015 compared to 2014. The increase was due primarily to increases in compensation expense of $2.8 million and non-compensation expense of $2.4 million. Compensation expense increased primarily due to increases in incentive compensation and relocation expenses. We recorded non-cash stock-based compensation expense during 2015 and 2014 of $3.1 million and $3.5 million, respectively. Non-compensation expense increased primarily due to increased legal and other professional fees associated with our acquisitions.

Depreciation

Depreciation of property and equipment totaled $36.7 million and $30.2 million for 2015 and 2014, respectively. Depreciation expense increased in 2015 compared to 2014 due to purchases of property and equipment at our existing stations and additional property and equipment placed in service related to the 2015 Acquired Stations and the 2014 Acquired Stations.

Amortization of intangible assets

Amortization of intangible assets totaled $12.0 million and $8.3 million for 2015 and 2014, respectively. Amortization expense increased in 2015 compared to 2014 due to the amortization expense associated with the acquisition of definite-lived intangible assets of the 2015 Acquired Stations and the 2014 Acquired Stations.

Interest expense

Interest expense increased $5.5 million, or 8%, to $74.4 million for 2015 compared to 2014. Interest expense increased due to an increase in our average principal outstanding. Our average debt balance was $1.2 billion and $1.1 billion during the 2015 and 2014, respectively. Our average debt balance increased as a result of increased borrowings used to finance, in part, the acquisition of certain of the 2014 Acquired Stations. The average interest rates on our total debt balances were 5.8% and 6.2% for 2015 and 2014, respectively.

Income tax expense

Our effective income tax rate increased to 40.2% for 2015 from 39.8% for 2014. Our effective income tax rates differed from the statutory rate due to the following items:

	Year Ended December 31,
	2015	2014
Statutory federal income tax rate	35.0%	35.0%
Current year permanent items	1.8%	1.1%
State and local taxes, net of federal taxes	4.3%	5.1%
Change in valuation allowance	(0.6)%	(0.9)%
Reserve for uncertain tax positions	(0.9)%	(0.2)%
Other items, net	0.6%	(0.3)%
Effective income tax rate	40.2%	39.8%

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013 (“2013”)

Revenue

Total revenue increased $161.8 million, or 47%, to $508.1 million for 2014 compared to 2013. Local advertising revenue increased approximately $42.7 million, or 21%, to $245.8 million. National advertising revenue increased approximately $6.7 million, or 11%, to $65.0 million. The 2014 Acquired Stations and the 2013 Acquired Stations had a significant impact on our revenues. Together, the stations acquired in those years accounted for approximately $88.2 million and $2.9 million of our total revenue in 2014 and 2013, respectively. Local and national advertising revenue included the broadcast of the 2014 Super Bowl on our then five FOX channels, from which we earned approximately $0.2 million, a decrease of approximately $0.9 million compared to the broadcast of the 2013 Super Bowl on our then 20 CBS channels from which we earned approximately $1.1 million. Local and national advertising revenue benefited from the broadcast of the 2014 Winter Olympic Games on our then 14 NBC channels. Retransmission consent revenue increased $35.1 million, or 88%, to $74.9 million in 2014 compared to 2013 primarily due to increased subscriber rates. Political advertising revenue increased $77.4 million, or 1683%, to $82.0 million, reflecting increased advertising from political candidates and special interest groups during the “on year” of the two-year political advertising cycle. Other revenue increased $4.3 million, or 53%, to $12.3 million in 2014 compared to 2013. We did not recognize any consulting revenue in 2014.

 Excluding revenue attributable to the 2014 Acquired Stations, the 2013 Acquired Stations and political advertisers, our five largest advertising categories on a combined local and national basis by customer type demonstrated the following changes during 2014 compared to 2013: automotive increased 2%; medical increased 1%; restaurant decreased 7%; communications decreased 11%; and furniture and appliances decreased 11%.

Broadcast expenses

Broadcast expenses (before depreciation, amortization and loss on disposal of assets) increased $68.6 million, or 32%, to $286.0 million for 2014 compared to 2013 due primarily to an increase in compensation expense of $28.1 million and an increase in non-compensation expense of $37.7 million. The 2014 Acquired Stations and the 2013 Acquired Stations had a significant impact on our broadcast expenses. Together, the stations acquired in those years accounted for approximately $47.7 million and $1.6 million of our total broadcast expense in 2014 and 2013, respectively.

Compensation expense increased primarily due to an increase in salaries that resulted primarily from a non-recurring, non-cash charge of $3.9 million due to a change in our paid time off employee benefit policy. Salary expense increased $24.8 million resulting primarily from the addition of personnel at the 2014 Acquired Stations and 2013 Acquired Stations. Healthcare costs increased $2.1 million reflecting increased claim activity and the addition of personnel at the 2014 Acquired Stations and 2013 Acquired Stations. Pension expense decreased $2.5 million, primarily as a result of a decreased discount rate in 2014.

Non-compensation expense increased primarily due to increases in network affiliation fees of $12.0 million reflecting, in part, increased fees payable to the ABC network under our affiliation agreements that renewed effective January 1, 2014. National sales representation fees increased $4.4 million due to commissions paid on increased revenue. In addition, programming costs, software license fees, other professional fees, consulting fees, utilities, news service expense, repairs and maintenance, bad debt expense, rent, insurance and property taxes also increased as a result of the inclusion of the 2014 Acquired Stations and 2013 Acquired Stations.

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

Depreciation

Depreciation of property and equipment totaled $30.2 million and $24.1 million for 2014 and 2013, respectively. Depreciation expense increased in 2014 compared to 2013 due to purchases of property and equipment at our existing stations and additional property and equipment placed in service at the 2014 Acquired Stations and 2013 Acquired Stations.

Amortization of intangible assets

Amortization of intangible assets totaled $8.3 million and $0.3 million for 2014 and 2013, respectively. Amortization expense increased in 2014 compared to 2013 due to the amortization expense associated with the acquisition of definite-lived intangible assets of the 2014 Acquired Stations and 2013 Acquired Stations.

Interest expense

Interest expense increased $16.5 million, or 31%, to $68.9 million for 2014 compared to 2013. Interest expense increased due to an increase in our average principal outstanding. Our average debt balance was $1.1 billion and $835.7 million during the 2014 and 2013, respectively. Our average debt balance increased as a result of increased borrowings used to finance, in part, the acquisition of certain of the Acquired Stations. The average interest rates on our total debt balances were 6.2% and 6.0% for 2014 and 2013, respectively.

Loss from early extinguishment of debt

In connection with entering into the Senior Credit Facility, we incurred loan issuance costs of approximately $7.1 million, including bank fees and other professional fees. This amendment and restatement was determined to be a significant modification and, as a result, we recorded a related loss from early extinguishment of debt of $4.9 million in 2014. Also, on December 15, 2014 we exercised an option to acquire the assets of Excalibur, which at that time was treated as a VIE. In connection with this transaction, Excalibur repaid the outstanding balance of their debt and as a result the unamortized portion of their deferred loan costs was written off as a loss from early extinguishment of debt of $0.2 million.

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

Liquidity and Capital Resources

General

The following tables present data that we believe is helpful in evaluating our liquidity and capital resources (dollars in thousands):

	Year Ended December 31,
	2015	2014	2013
Net cash provided by operating activities	$105,614	$134,219	$60,239
Net cash used in investing activities	(206,382)	(501,892)	(60,527)
Net cash provided by financing activities	167,317	384,964	2,699
Net increase in cash	$66,549	$17,291	$2,411

	December 31,
	2015	2014
Cash	$97,318	$30,769
Long-term debt including current portion	$1,235,537	$1,236,401
Borrowing availability under Senior Credit Facility	$50,000	$50,000

Our Senior Credit Facility consists of a revolving loan (the “Revolving Credit Facility”) and a term loan. Excluding accrued interest, the amount outstanding under our Senior Credit Facility as of December 31, 2015 and 2014 consisted solely of a term loan balance of $556.4 million. Our maximum borrowing availability under our Revolving Credit Facility is limited by our required compliance with certain restrictive covenants, including a first lien net leverage ratio covenant.

As of December 31, 2015 and 2014, we had $675.0 million of our 2020 Notes outstanding.

As of of December 31, 2015 and 2014, the interest rate on the balance outstanding under the Senior Credit Facility was 3.8%, the coupon interest rate on our 2020 Notes was 7.5% and the yield was 7.3%.

As of December 31, 2015 and 2014, we had a deferred loan cost balance, net of accumulated amortization, of $6.1 million and $7.4 million, respectively, related to the Senior Credit Facility; and we had a deferred loan cost balance, net of accumulated amortization, of $9.3 million and $11.3 million, respectively, related to our 2020 Notes.

Our obligations under the Senior Credit Facility are secured by substantially all of our consolidated subsidiaries' assets, including real estate. In addition, all of our subsidiaries are joint and several guarantors of, and our ownership interests in those subsidiaries are pledged to collateralize, our obligations under the Senior Credit Facility.

The Senior Credit Facility contains affirmative and restrictive covenants that we must comply with, including (a) limitations on additional indebtedness, (b) limitations on liens, (c) limitations on the sale of assets, (d) limitations on guarantees, (e) limitations on investments and acquisitions, (f) limitations on the payment of dividends and share repurchases, (g) limitations on mergers, and (h) maintenance of a total leverage ratio not to exceed certain maximum limits while any amount is outstanding under the Revolving Credit Facility, as well as other customary covenants for credit facilities of this type. The 2020 Notes include covenants with which we must comply and are typical for borrowing transactions of their nature. As of December 31, 2015 and 2014, we were in compliance with all required covenants under all our debt obligations.

For further information concerning the Senior Credit Facility and the 2020 Notes, see Note 3 “Long-term Debt” and Note 11 “Subsequent Events” to our audited consolidated financial statements included elsewhere herein. For estimates of future principal and interest payments under the Senior Credit Facility and the 2020 Notes, see “Tabular Disclosure of Contractual Obligations as of December 31, 2015” included elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Income Taxes

We file a consolidated federal income tax return and such state or local tax returns as are required. We anticipate that we may begin to pay significant amounts of Federal or state income taxes in 2016.

Liquidity

As of February 19, 2016, we had $4.3 million in debt principal repayments due over the twelve months immediately following December 31, 2015. As of February 19, 2016, we estimate that we will make approximately $87.4 million in debt interest payments, including accrued interest of $12.7 million as of December 31, 2015, and $40.0 million in capital expenditures during the twelve months immediately following December 31, 2015. Although our cash flows from operations are subject to a number of risks and uncertainties, we anticipate that our cash on hand, future cash expected to be generated from operations, borrowings from time to time under the Senior Credit Facility (or any such other credit facility as may be in place at the appropriate time) and, potentially, external equity or debt financing, will be sufficient to fund these debt service obligations and estimated capital expenditure obligations. Any potential equity or debt financing would depend upon, among other things, the costs and availability of such financing at the appropriate time. We also presently believe that our future cash expected to be generated from operations and borrowing availability under the Senior Credit Facility (or any such other credit facility) will be sufficient to fund our future capital expenditures and long-term debt service obligations until at least June 13, 2021, which is the maturity date of the term loans under the Senior Credit Facility.

Net Cash Provided By (Used In) Operating, Investing and Financing Activities - Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Net cash provided by operating activities decreased $28.6 million to $105.6 million in 2015 compared to net cash provided by operating activities of $134.2 million in 2014. The decrease in cash provided by operating activities was due primarily to several factors, including a decrease in net income of $8.8 million and a decrease of $19.2 million due to changes in working capital balances.

Net cash used in investing activities decreased $295.5 million to $206.4 million for 2015 compared to $501.9 million for 2014 due primarily to decreased cash used to acquire television businesses and licenses.

Net cash provided by financing activities was $167.3 million in 2015 compared to net cash provided by financing activities of $385.0 million in 2014. This change of $217.7 million was due primarily to our refinancing activities. Cash provided by financing activities in 2015 was due primarily to our underwritten public offering of 13.5 million shares of our common stock at a price to the public of $13.00 per share on March 31, 2015. The net proceeds of the offering were $167.3 million, after deducting underwriting discounts and expenses. During 2014, we borrowed $394.4 million more in long-term debt than we repaid, which was partially offset by our payment of $9.4 million in costs primarily associated with the refinancing of our prior senior credit facility.

Net Cash Provided By (Used In) Operating, Investing and Financing Activities - Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

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

Net cash provided by financing activities was $385.0 million in 2014 compared to net cash provided by financing activities of $2.7 million in 2013. This change of $382.3 million was due primarily to our refinancing activities. During 2014, we borrowed $394.4 million more in long-term debt than we repaid, which was partially offset by our payment of $9.4 million in costs primarily associated with the refinancing of our prior senior credit facility. During December 2014, we made voluntary principal pre-payments totaling $67.0 million on the outstanding balance of the 2014 Term Loan under our Senior Credit Facility (the “2014 Term Loan”) and as a result we are not required to make any additional principal payments until the 2014 Term Loan matures on June 13, 2021.

Retirement Plans

We sponsor and in some cases contribute to defined benefit and defined contribution retirement plans covering substantially all of our full-time employees. Our defined benefit pension plans are the Gray Television, Inc. Retirement Plan (the “Gray Pension Plan”) as well as two plans assumed when we acquired the related businesses in prior years. Effective July 1, 2015, monthly plan benefits under the Gray Pension Plan were frozen and no longer increased after June 30, 2015, therefore all three of our defined benefit pension plans are frozen plans. Our funding policy is consistent with the funding requirements of existing federal laws and regulations under the Employee Retirement Income Security Act of 1974.

A discount rate is selected annually to measure the present value of the benefit obligations. In determining the selection of a discount rate, we estimated the timing and amounts of expected future benefit payments and applied a yield curve developed to reflect yields available on high-quality bonds. The yield curve is based on an externally published index specifically designed to meet the criteria of United States Generally Accepted Accounting Principles (“U.S. GAAP”). The discount rate selected for determining benefit obligations as of December 31, 2015 was 4.31%, which reflects the results of this yield curve analysis. The discount rate used for determining benefit obligations as of December 31, 2014 was 4.00%. Our assumptions regarding expected return on plan assets reflects asset allocations, the investment strategy and the views of investment managers, as well as historical experience. We use an assumed rate of return of 7.00% for our assets invested in the Gray pension plans. In 2015, estimated asset returns for this plan, calculated on a mean market value assuming mid-year contributions and benefit payments, were a loss of 1.5%, and in 2014 were a gain of 6.5%. Other significant assumptions relate to inflation, retirement and mortality rates. Our inflation assumption is based on an evaluation of external market indicators. Retirement and mortality rates are based on actual plan experience.

During 2015 and 2014, we contributed an aggregate of $5.4 million and $6.8 million, respectively, to our pension plans, and we anticipate making an aggregate contribution of approximately $2.3 million to such plans in 2016. The use of significantly different assumptions, or if actual experienced results differ significantly from those assumed, could result in our funding obligations being materially different.

See Note 8 “Retirement Plans” of our audited consolidated financial statements included elsewhere herein for further information concerning the retirement plans.

The Gray Television, Inc. Capital Accumulation Plan (“the Capital Accumulation Plan”) is a defined contribution plan intended to meet the requirements of section 401(k) of the Internal Revenue Code. Effective beginning on July 1, 2015, employer contributions under the Capital Accumulation Plan include matching cash contributions at a rate of 100% of the first 3% of each employee’s salary deferral, and 50% of the next 2% of each employee’s salary deferral. In addition, the Company, at its discretion, may make an additional profit sharing contribution, based on annual Company performance, to those employees who meet certain criteria. During 2015, we contributed an aggregate $1.8 million in employer matching contributions to the Capital Accumulation Plan. In the year ended December 31, 2015 we accrued, and in January 2016 we contributed, $1.6 million of profit sharing contributions to our Capital Accumulation Plan. Our contributions to our Capital Accumulation Plan in 2014 were not significant.

Capital Expenditures

Capital expenditures for the years ended December 31, 2015 and 2014 were $24.2 million and $32.2 million, respectively. We expect that our capital expenditures will be approximately $40.0 million in the year ending December 31, 2016. We expect to fund future capital expenditures with cash from operations.

Off-Balance Sheet Arrangements

Operating Commitments

We have various operating lease commitments for equipment, land and office space. We also have commitments for various syndicated television programs.

We have two types of syndicated television program contracts: first run programs and off network reruns. The first run programs are programs such as Wheel of Fortune and the off network programs are programs such as Seinfeld. A difference between the two types of syndicated television programming is that the first run programs have not been produced at the time the contract to air such programming is signed but the off network programs have already been produced. For all syndicated television contracts, we record an asset and corresponding liability for payments to be made for the entire “off network” contract period and for only the current year of the “first run” contract period. Only an estimate of the payments anticipated to be made in the year following the balance sheet date of the “first run” contracts are recorded on the current balance sheet, because the programs for the later years of the contract period have not been produced or delivered.

Tabular Disclosure of Contractual Obligations as of December 31, 2015

The following table aggregates our material expected contractual obligations and commitments as of December 31, 2015 (in thousands):

	Payment Due By Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Contractual obligations recorded on our balance sheet as of December 31, 2015:
Long-term debt obligations (1)	$1,231,438	$-	$-	$675,000	$556,438
Accrued interest (2)	12,717	12,717	-	-	-
Programming obligations currently accrued (3)	12,956	10,785	2,171	-	-

Off-balance sheet arrangements as of December 31, 2015:
Cash interest on long-term debt obligations (4)	329,861	58,775	142,983	117,670	10,433
Operating lease obligations (5)	13,427	2,286	3,881	3,181	4,079
Purchase obligations not currently accrued (6)	17	17	-	-	-
Programming obligations not currently accrued (7)	24,571	3,923	18,190	1,407	1,051
Network affiliation agreements (8)	418,614	88,737	222,493	102,084	5,300
Acquisition commitments (9)	415,300	415,300	-	-	-
Total	$2,458,901	$592,540	$389,718	$899,342	$577,301

(1)

“Long-term debt obligations” represent principal payment obligations under the Senior Credit Facility and the 2020 Notes at December 31, 2015. These amounts are recorded as liabilities as of the balance sheet date net of the $4.1 million of unamortized original issue premium on the 2020 Notes. As of December 31, 2015, the interest rate on the balance outstanding under the Senior Credit Facility was 3.8%. As of December 31, 2015, the coupon interest rate and the yield on the 2020 Notes were 7.5% and 7.3%, respectively. On February 16, 2016, and in connection with the completion of the Schurz Acquisition and Related Transactions, we incurred an additional $425.0 million of debt under the Senior Credit Facility in the form of the 2016 Term Loan. Such amount is not reflected in the table above. Principal payments on the 2016 Term Loan due by period are as follows: Less than 1 year - $4.3 million; 1-3 years - $8.5 million; 3-5 years - $8.5 million; and more than 5 years - $403.7 million.

(2)	“Accrued interest” includes interest on long-term debt obligations accrued as of December 31, 2015.

(3)

“Programming obligations currently accrued” represents obligations for syndicated television programming whose license period has begun and the product is available. These amounts are recorded as liabilities as of the current balance sheet date.

(4)

“Cash interest on long-term debt obligations” consists of estimated interest expense on long-term debt excluding interest expense accrued as of December 31, 2015 described in (2) above. The estimate is based upon debt balances as of December 31, 2015 and required future principal repayments under those obligations. Additional interest expense not reflected in the table above and attributable to the 2016 Term Loan is as follows: Less than 1 year - $15.9 million; 1-3 years - $35.9 million; 3-5 years - $35.3 million; and more than 5 years - $8.6 million. Our Senior Credit Facility and our 2020 Notes will mature on June 13, 2021 and October 1, 2020, respectively. This estimate of cash interest on long-term debt obligations assumes that current interest rates will remain consistent and the principal obligations underlying these interest estimates will not be replaced by other long-term obligations prior to or upon their maturity.

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

(8)	“Network affiliation agreements” represent the fixed obligations under our current agreements with broadcast networks. Our network affiliation agreements expire at various dates through December 2020.

(9)

“Acquisition commitments” represents our net obligations under the Schurz Acquisition and Related Transactions as of December 31, 2015. These transactions were completed on February 16, 2016. For additional information on these transactions see Note 11 “Subsequent Events” included in our Notes to Consolidated Financial Statements herein.

Estimates of the amount, timing and future funding obligations under our pension plans include assumptions concerning, among other things, actual and projected market performance of plan assets, investment yields, statutory requirements and demographic data for pension plan participants. Pension plan funding estimates are therefore not included in the table above because the timing and amounts of funding obligations for all future periods cannot be reasonably determined. We expect to contribute approximately $2.3 million in total to our defined benefit pension plans during 2016.

Inflation

The impact of inflation on operations has not been significant to date. However, there can be no assurance that a high rate of inflation in the future would not have an adverse effect on operating results, particularly since amounts outstanding under the Senior Credit Facility incur interest at a variable rate.

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

Annual Impairment Testing of Broadcast Licenses and Goodwill

We have determined that our broadcast licenses are indefinite-lived intangible assets in accordance with the accounting guidance for goodwill and other intangible assets, which require such assets to be tested for impairment on an annual basis, or more often when certain triggering events occur. For goodwill, we have elected to bypass the qualitative assessment provisions and to perform the prescribed testing steps for goodwill on an annual basis. Neither of these asset types is amortized.

Our annual impairment testing of broadcast licenses and goodwill for each individual television station requires an estimation of the fair value of each broadcast license and the fair value of the entire television station, which we consider a reporting unit. Such estimations generally rely on analyses of public and private comparative sales data as well as discounted cash flow analyses that inherently require multiple assumptions relating to the future prospects of each individual television station including, but not limited to (i) expected long-term market growth characteristics; (ii) estimations regarding a station’s future expected viewing audience; (iii) station revenue shares within a market; (iv) future expected operating expenses; (v) costs of capital; and (vi) appropriate discount rates. We believe that the assumptions we utilize in analyzing potential impairment of broadcast licenses and/or goodwill for each of our television stations are reasonable individually and in the aggregate. However, these assumptions are highly subjective and changes in any one assumption, or a combination of assumptions, could produce significant differences in the calculated outcomes.

To estimate the fair value of our reporting units, we utilize a discounted cash flow model supported by a market multiple approach. We believe that a discounted cash flow analysis is the most appropriate methodology to test the recorded value of long-term assets with a demonstrated long-lived/enduring franchise value. We believe the results of the discounted cash flow and market multiple approaches provide reasonable estimates of the fair value of our reporting units because these approaches are based on our actual results and reasonable estimates of future performance, and also take into consideration a number of other factors deemed relevant by us, including but not limited to, expected future market revenue growth, market revenue shares and operating profit margins. We have consistently used these approaches in determining the fair value of our reporting units. We also consider a market multiple approach utilizing market multiples to corroborate our discounted cash flow analysis. We believe that this methodology is consistent with the approach that any strategic market participant would utilize if they were to value one of our television stations.

As of December 31, 2015 and 2014, the recorded value of our broadcast licenses was $1.1 billion and $1.0 billion, respectively. As of December 31, 2015 and 2014, the recorded value of our goodwill was $423.2 million and $374.4 million, respectively. We did not record an impairment expense related to our broadcast licenses or goodwill during 2015, 2014 or 2013.

Prior to January 1, 2002, acquired broadcast licenses were valued at the date of acquisition using a residual method. The recorded value of these broadcast licenses as of December 31, 2015 and 2014 was approximately $341.0 million. Broadcast licenses acquired after December 31, 2001 were valued at the date of acquisition using an income method that assumes an initial hypothetical start-up operation. This change in methodology was due to a change in accounting requirements. The book value of these broadcast licenses as of December 31, 2015 and 2014 was approximately $773.6 million and $682.6 million, respectively. Regardless of whether we initially recorded the value of our broadcast licenses using the residual or the income method, for purposes of testing for potential impairment we use the income method to estimate the fair value of our broadcast licenses.

We test for impairment of broadcast licenses and goodwill on an annual basis on the last day of each fiscal year. We also test for impairment during any reporting period if certain triggering events occur. The two most recent impairment testing dates were December 31, 2015 and 2014. A summary of the significant assumptions used in our impairment analyses of broadcast licenses and goodwill as of December 31, 2015 and 2014 is presented below. Our reporting units, allocations of our broadcast licenses and goodwill and our methodologies were consistent as of both testing dates.

	As of December 31,
	2015			2014
	(dollars in thousands)
Pre-tax impairment charge:
Broadcast licenses		$-			$-
Goodwill		$-			$-

Significant assumptions:
Forecast period (years)		10			10
Increase or (decrease) in market advertising revenue for projection year 1 compared to latest historical period (1)	1.4%	to	60.7%	(22.2%)	to	(0.3%)
Positive or (negative) advertising revenue compound growth rate for forecast period	(1.9)	to	2.0%	(2.2%)	to	0.9%
Operating cash flow margin:
Broadcast licenses	9.2%	to	45.2%	8.7%	to	47.0%
Goodwill	8.0%	to	62.1%	(16.6%)	to	59.7%
Discount rate:
Broadcast licenses		8.5%			8.0%
Goodwill		9.5%			9.0%

(1)

Depending on whether the first year of the respective projection period is an even-numbered or odd-numbered year, assumptions relating to market advertising growth rates will vary significantly reflecting the significant cyclical impact of political advertising revenue in even-numbered years. The analysis for 2015 generally anticipated an increase in revenue for 2016.

When estimating the fair value of our broadcast licenses and reporting units, we make assumptions regarding revenue growth rates, operating cash flow margins and discount rates. These assumptions require substantial judgment, and actual rates and margins may differ materially. Although we did not record an impairment charge for the year ended December 31, 2015, we may have recorded such an adjustment if we had changed certain assumptions. The following table contains a sensitivity analysis of these assumptions and a hypothetical non-cash impairment charge that would have resulted if our advertising revenue growth rate and our operating cash flow margin had been revised lower or if our discount rate had been revised higher. We also disclose a hypothetical impairment charge assuming a 5% and 10% decrease in the fair value of our broadcast licenses and enterprise values:

	Hypothetical Impairment Charge As of December 31, 2015
	Broadcast Licenses	Goodwill
	(in thousands)
Hypothetical change:
A 100 basis point decrease in advertising revenue growth rate throughout the forecast period	$10,745	$3,687
A 100 basis point decrease in operating cash flow margin throughout the forecast period	$172	$426
A 100 basis point increase in the applicable discount rate	$27,854	$6,385
A 5% reduction in the fair value of broadcast licenses and enterprise values	$1,026	$986
A 10% reduction in the fair value of broadcast licenses and enterprise values	$8,605	$3,280

These hypothetical non-cash impairment charges would not have any direct impact on our liquidity, debt covenant compliance or future results of operations. Our historical operating results may not be indicative of our future operating results. Our future ten-year discounted cash flow analysis, which fundamentally supports our estimated fair values as of December 31, 2015, reflected certain assumptions relating to the expected impact of the current general economic environment.

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

Certain other broadcasting companies have valued their stations on the basis that it is the network affiliation and not the other attributes of the station, including its broadcast license, which contributes to the operational performance of that station. As a result, we believe that these broadcasting companies allocate a significant portion of the purchase price for any station that they may acquire to the network affiliation relationship and include in their network affiliation valuation amounts related to attributes which we believe are more appropriately reflected in the value of the broadcast license or reporting units.

The methodology we used to value these stations was based on our evaluation of the broadcast licenses acquired and the characteristics of the markets in which they operated. Given our assumptions and the specific attributes of the stations we acquired from 2002 through December 31, 2015, we ascribed no incremental value to the incumbent network affiliation relationship in each market beyond the cost of negotiating a new agreement with another network and the value of any terms of the affiliation agreement that were more favorable or unfavorable than those generally prevailing in the market.

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

The following table reflects the hypothetical impact of the reassignment of value from broadcast licenses to network affiliations for our historical acquisitions (the first acquisition being in 1994) and the resulting increase in amortization expense assuming a hypothetical 15-year amortization period as of our most recent impairment testing date of December 31, 2015 (in thousands, except per share data):

	As	Percentage of Total Value Reassigned to Network Affiliation Agreements
	Reported	50%	25%
Balance Sheet (As of December 31, 2015):
Broadcast licenses	$1,114,626	$413,218	$763,922
Other intangible assets, net (including network affiliation agreements)	53,280	237,470	145,375

Statement of Operations (For the year ended December 31, 2015):
Amortization of intangible assets	11,982	41,264	26,623
Operating income	140,057	110,775	125,416
Net income	39,301	21,439	30,370
Net income available to common stockholders	39,301	21,439	30,370
Net income available to common stockholders,
per share - basic	$0.58	$0.31	$0.44
per share - diluted	$0.57	$0.31	$0.44

For future acquisitions, if any, the valuation of the network affiliations may differ from the values of previous acquisitions due to the different characteristics of each station and the market in which it operates.

Market Capitalization

When we test our broadcast licenses and goodwill for impairment, we also consider our market capitalization. As of December 31, 2015, our market capitalization was greater than our book value.

Income Taxes

We have approximately $112.0 million in federal operating loss carryforwards, which expire during the years 2027 through 2031. Additionally, we have an aggregate of approximately $153.5 million of various state operating loss carryforwards. We project to have taxable income in the carryforward periods. Therefore, we believe that it is more likely than not that the federal net operating loss carryforwards will be fully utilized.

A valuation allowance has been provided for a portion of the state net operating loss carryforwards. We believe that we will not meet the more likely than not threshold in certain states due to the uncertainty of generating sufficient income. Therefore, the state valuation allowance at December 31, 2015 and 2014 was $1.7 million and $2.1 million, respectively.

Recent Accounting Pronouncements

See Note 1 “Description of Business and Summary of Significant Accounting Policies” of our audited consolidated financial statements as of and for the year ended December 31, 2015 included in Item 8, for more information.

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

As of December 31, 2015, we had $556.4 million outstanding under the Senior Credit Facility and $675.0 million, at liquidation value, in 2020 Notes outstanding. We pay interest based on a floating interest rate on balances outstanding under the Senior Credit Facility, subject to a minimum LIBOR floor of 0.75% plus applicable margins. We pay a fixed rate of interest on the 2020 Notes. As of December 31, 2015, the majority of our outstanding debt bears interest at a fixed interest rate, which reduces our risk of potential increases in interest rates, but would not allow us to benefit from any reduction in market interest rates such as LIBOR or the prime rate. Also, as of that date, we were not a party to any interest rate swap agreements.

Based on our floating rate debt outstanding at December 31, 2015, a 100 basis point increase in market interest rates would have increased our interest expense and decreased our income before income taxes for the year ended December 31, 2015 by approximately $3.3 million. However, a 100 basis point decrease in market interest rates would not have affected our interest expense or our income before income taxes for the year ended December 31, 2015, because the interest rate on amounts outstanding under the Senior Credit Facility has a minimum LIBOR floor of 0.75%.

Based on our floating rate debt outstanding at February 19, 2016, including the effect of the 2016 Term Loan under our Senior Credit Facility, a 100 basis point increase in market interest rates would increase our interest expense and decrease our income before income taxes by approximately $5.8 million. However, a 100 basis point decrease in market interest rates would not have affected our interest expense or our income before income taxes for the year ended December 31, 2015, because the interest rate on amounts outstanding under the Senior Credit Facility has a minimum LIBOR floor of 0.75%.

The recorded amount of our long-term debt, including current portion, was $1.2 billion and $1.2 billion, respectively, and the fair value of our long-term debt, including current portion, was $1.2 billion and $1.2 billion, respectively, as of December 31, 2015 and 2014. Fair value of our long-term debt is based on estimates provided by third-party financial professionals as of the respective dates.

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

In connection with the preparation of our annual consolidated financial statements, management has undertaken an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO 2013 framework”). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2015.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has excluded the operations of television stations KCRG-TV in Cedar Rapids, Iowa acquired from The Cedar Rapids Television Company and The Gazette Company, KOSA-TV in Odessa, Texas acquired from ICA Broadcasting I, LTD, KMVT-TV and KSVT-LD in Twin Falls, Idaho acquired from Neuhoff Media Twin Falls, LLC, WZAW-TV in Wausau, Wisconsin acquired from Davis Television Wausau, LLC, WAGM-TV in Presque Isle, Maine acquired from NEPSK, Inc., and KYLX-TV in Laredo, Texas acquired from Eagle Creek Broadcasting of Laredo, LLC, from the assessment of internal control over financial reporting as of December 31, 2015. These operations were excluded because the related entities were acquired in purchase business combinations in 2015. Together these operations accounted for approximately 9% and 4% of our total assets and revenues, respectively, as reported in our consolidated financial statements as of and for the year ended December 31, 2015.

The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by RSM US LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Gray Television, Inc.

We have audited the accompanying consolidated balance sheets of Gray Television, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2015, and the financial statement schedule of Gray Television, Inc. listed in Item 15(a). We also have audited Gray Television, Inc.'s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Gray Television, Inc.'s management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

As described in Management’s Report on Internal Control Over Financial Reporting, management excluded the operations of the television stations KCRG-TV in Cedar Rapids, Iowa acquired from The Cedar Rapids Television Company and The Gazette Company, KOSA-TV in Odessa, Texas acquired from ICA Broadcasting I, LTD, KMVT-TV and KSVT-LD in Twin Falls, Idaho acquired from Neuhoff Media Twin Falls, LLC, WZAW-TV in Wausau, Wisconsin acquired from Davis Television Wausau, LLC, WAGM-TV in Presque Isle, Maine acquired from NEPSK, Inc., and KYLX-TV in Laredo, Texas acquired from Eagle Creek Broadcasting of Laredo, LLC, from the assessment of internal control over financial reporting as of December 31, 2015. These operations were excluded because they and the related entities were acquired in purchase business combinations in 2015. Together these operations accounted for approximately 9% and 4% of Gray Television, Inc.’s total assets and revenues, respectively, as reported in Gray Television, Inc.’s consolidated financial statements as of and for the year ended December 31, 2015.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gray Television, Inc. as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America, and in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein. Also in our opinion, Gray Television, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

/s/ RSM US LLP

Atlanta, Georgia

February 26, 2016

GRAY TELEVISION, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,
	2015	2014
Assets:
Current assets:
Cash	$97,318	$30,769
Accounts receivable, less allowance for doubtful accounts of $1,794 and $1,667, respectively	121,473	106,692
Current portion of program broadcast rights, net	10,511	9,765
Deferred tax asset	49,690	18,855
Prepaid and other current assets	6,462	2,223
Total current assets	285,454	168,304

Property and equipment, net	234,475	221,811
Deferred loan costs, net	15,453	18,651
Broadcast licenses	1,114,626	1,023,580
Goodwill	423,236	374,390
Other intangible assets, net	53,280	47,802
Investment in broadcasting company	13,599	13,599
Other	3,038	3,443
Total assets	$2,143,161	$1,871,580

See accompanying notes.

GRAY TELEVISION, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands except for share data)

	December 31,
	2015	2014
Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$4,532	$4,613
Employee compensation and benefits	28,983	25,160
Accrued interest	12,717	17,623
Accrued network programming fees	11,945	7,129
Other accrued expenses	14,348	6,218
Federal and state income taxes	771	1,894
Current portion of program broadcast obligations	10,785	9,899
Deferred revenue	3,514	7,486
Total current liabilities	87,595	80,022

Long-term debt, less current portion	1,235,537	1,236,401
Program broadcast obligations, less current portion	2,171	2,000
Deferred income taxes	351,546	292,679
Accrued pension costs	36,337	43,334
Other	701	952
Total liabilities	1,713,887	1,655,388

Commitments and contingencies (Note 9)

Stockholders’ equity:
Common stock, no par value; authorized 100,000,000 shares, issued 70,989,426 shares and 57,326,180 shares, respectively	655,446	486,317
Class A common stock, no par value; authorized 15,000,000 shares, issued 7,855,381 shares and 7,567,868 shares, respectively	19,325	17,096
Accumulated deficit	(163,638)	(202,939)
Accumulated other comprehensive loss, net of income tax benefit	(17,284)	(20,812)
	493,849	279,662
Treasury stock at cost, common stock, 4,882,705 shares and 4,814,716 shares, respectively	(41,890)	(41,072)
Treasury stock at cost, Class A common stock, 1,611,371 shares and 1,578,554 shares, respectively	(22,685)	(22,398)
Total stockholders’ equity	429,274	216,192
Total liabilities and stockholders’ equity	$2,143,161	$1,871,580

See accompanying notes.

GRAY TELEVISION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for net income per share data)

	Year Ended December 31,
	2015	2014	2013

Revenue (less agency commissions)	$597,356	$508,134	$346,298
Operating expenses before depreciation, amortization, and loss on disposals of assets, net:
Broadcast	374,182	285,990	217,411
Corporate and administrative	34,343	29,203	19,810
Depreciation	36,712	30,248	24,096
Amortization of intangible assets	11,982	8,297	336
Loss on disposals of assets, net	80	623	765
Operating expenses	457,299	354,361	262,418
Operating income	140,057	153,773	83,880
Other income (expense):
Miscellaneous income, net	103	23	-
Interest expense	(74,411)	(68,913)	(52,445)
Loss from early extinguishment of debt	-	(5,086)	-
Income before income taxes	65,749	79,797	31,435
Income tax expense	26,448	31,736	13,147
Net income	39,301	48,061	18,288

Basic per share information:
Net income	$0.58	$0.83	$0.32
Weighted average shares outstanding	68,330	57,862	57,630

Diluted per share information:
Net income	$0.57	$0.82	$0.32
Weighted average shares outstanding	68,987	58,364	57,972

Dividends declared per common share	$-	$-	$-

See accompanying notes.

GRAY TELEVISION, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2015	2014	2013

Net income	$39,301	$48,061	$18,288

Other comprehensive income (loss):
Adjustment to pension liability	5,783	(17,053)	16,001
Income tax expense (benefit)	2,255	(6,650)	6,240
Other comprehensive income (loss)	3,528	(10,403)	9,761

Comprehensive income	$42,829	$37,658	$28,049

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

See accompanying notes.

GRAY TELEVISION, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(in thousands, except for number of shares)

	Class A Common Stock		Common Stock		Accumulated	Class A Treasury Stock		Common Treasury Stock		Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Deficit	Shares	Amount	Shares	Amount	(Loss) Income	Total

Balance at December 31, 2014	7,567,868	17,096	57,326,180	486,317	(202,939)	(1,578,554)	(22,398)	(4,814,716)	(41,072)	(20,812)	216,192

Net income	-	-	-	-	39,301	-	-	-	-	-	39,301

Adjustment to pension liability, net of income tax	-	-	-	-	-	-	-	-	-	3,528	3,528

Issuance of common stock:
Underwritten public offering	-	-	13,511,040	167,313	-	-	-	-	-	-	167,313
401(k) plan	-	-	1,898	26	-	-	-	-	-	-	26
2007 Long Term Incentive Plan:
Restricted stock awards	287,513	-	150,308	-	-	(32,817)	(287)	(67,989)	(818)	-	(1,105)

Share-based compensation	-	2,229	-	1,790	-	-	-	-	-	-	4,019

Balance at December 31, 2015	7,855,381	$19,325	70,989,426	$655,446	$(163,638)	(1,611,371)	$(22,685)	(4,882,705)	$(41,890)	$(17,284)	$429,274

See accompanying notes.

GRAY TELEVISION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2015	2014	2013
Operating activities
Net income	$39,301	$48,061	$18,288
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	36,712	30,248	24,096
Amortization of intangible assets	11,982	8,297	336
Amortization of deferred loan costs	3,194	2,970	1,903
Net amortization of original issue discount and premium related long-term debt	(863)	(863)	(9)
Amortization of restricted stock and stock option awards	4,019	5,012	1,974
Loss from early extinguishment of debt	-	5,086	-
Amortization of program broadcast rights	14,960	12,871	11,367
Payments on program broadcast obligations	(14,576)	(15,087)	(11,433)
Common stock contributed to 401(k) plan	26	25	28
Deferred revenue, network compensation	-	-	(615)
Deferred income taxes	25,770	30,938	13,165
Loss on disposals of assets, net	80	623	765
Other	(2,568)	(778)	3,460
Changes in operating assets and liabilities:
Accounts receivable	(14,787)	(17,442)	(7,391)
Other current assets	(3,705)	4,898	(1,951)
Accounts payable	(141)	2,197	133
Employee compensation, benefits and pension costs	3,528	6,964	6,915
Accrued network fees and other expenses	12,684	1,685	(2,385)
Accrued interest	(4,907)	4,920	2,489
Income taxes payable	(1,123)	345	(362)
Deferred revenue, current portion	(3,972)	3,249	(534)
Net cash provided by operating activities	105,614	134,219	60,239
Investing activities
Acquisitions of television businesses and licenses	(185,126)	(461,185)	(36,623)
Purchases of property and equipment	(24,222)	(32,215)	(24,053)
Proceeds from asset sales	3,115	1,508	236
Payments of acquisition related liabilities	(91)	(10,000)	(93)
Other	(58)	-	6
Net cash used in investing activities	(206,382)	(501,892)	(60,527)
Financing activities
Proceeds from borrowings on long-term debt	-	644,000	390,926
Repayments of borrowings on long-term debt	-	(249,623)	(381,003)
Proceeds from issuance of common stock	167,313	-	280
Deferred and other loan costs	4	(9,413)	(7,504)
Net cash provided by financing activities	167,317	384,964	2,699
Net increase in cash	66,549	17,291	2,411
Cash at beginning of period	30,769	13,478	11,067
Cash at end of period	$97,318	$30,769	$13,478

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

As of February 19, 2016, we owned and/or operated television stations in 50 television markets broadcasting a total of approximately 180 programming streams, including 35 affiliates of the CBS Network (“CBS”), 26 affiliates of the NBC Network (“NBC”), 19 affiliates of the ABC Network (“ABC”) and 13 affiliates of the FOX Network (“FOX”).

In addition to our primary broadcast channels, we can also broadcast secondary digital channels within a market. Our secondary digital channels are generally affiliated with networks different from those affiliated with our primary broadcast channels, and they are operated by us to make better use of our broadcast spectrum by providing supplemental and/or alternative programming in addition to our primary channels. Certain of our secondary digital channels are affiliated with more than one network simultaneously. In addition to affiliations with ABC, CBS and FOX, our secondary channels are affiliated with numerous smaller networks and program services including, among others, the CW Network or the CW Plus Network, MY Network, the MeTV Network, This TV Network, Antenna TV, Telemundo, Heroes and Icons and MOVIES! Network. We also broadcast local news/weather channels in certain of our existing markets. Our combined TV station group reaches approximately 9.4% of total United States television households.

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

Investment in Broadcasting Company

We have an investment in Sarkes Tarzian, Inc. (“Tarzian”) whose principal business is the ownership and operation of two television stations. As of June 30, 2015, the most recent period for which we have Tarzian’s financial statements, our investment represented 32.4% of the total outstanding common stock of Tarzian (both in terms of the number of shares of common stock outstanding and in terms of voting rights), but such investment represented 67.9% of the equity of Tarzian for purposes of dividends, if paid, as well as distributions in the event of any liquidation, dissolution or other sale of Tarzian. This investment is accounted for under the cost method of accounting and reflected as a non-current asset on our balance sheet. We have no commitment to fund the operations of Tarzian nor do we have any representation on Tarzian’s board of directors or any other influence over Tarzian’s management. We believe the cost method is appropriate to account for this investment given the existence of a single majority voting stockholder, our lack of management influence or any obligation to fund the operations of Tarzian.

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

Trade and Barter Transactions

We account for trade transactions involving the exchange of tangible goods or services with our customers as revenue. The revenue is recorded at the time the advertisement is broadcast and the expense is recorded at the time the goods or services are used. The revenue and expense associated with these transactions are based on the fair value of the assets or services involved in the transaction. Trade revenue and expense recognized for each of the years ended December 31, 2015, 2014 and 2013 were as follows (amounts in thousands):

	Year Ended December 31,
	2015	2014	2013
Trade revenue	$2,299	$2,174	$1,390
Trade expense	(2,188)	(2,287)	(1,262)
Net trade income (loss)	$111	$(113)	$128

We do not account for barter revenue and related barter expense generated from network or syndicated programming as such amounts are not material. Furthermore, any such barter revenue recognized would then require the recognition of an equal amount of barter expense. The recognition of these amounts would not have a material effect upon net income.

Advertising Expense

Our advertising expense was $1.0 million, $1.1 million and $0.9 million for the years ended December 31, 2015, 2014 and 2013, respectively. We record as expense all advertising expenditures as they are incurred.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Our actual results could differ materially from these estimated amounts. Our most significant estimates are used for our allowance for doubtful accounts in receivables, valuation of goodwill and intangible assets, amortization of program rights and intangible assets, pension costs, income taxes, employee medical insurance claims, useful lives of property and equipment and contingencies.

Allowance for Doubtful Accounts

Our allowance for doubtful accounts is equal to at least 85% of our receivable balances that are 120 days old or older. We may provide allowances for certain receivable balances that are less than 120 days old when warranted by specific facts and circumstances. We recorded expenses for this allowance of $0.6 million, $1.3 million and $0.4 million for the years ended December 31, 2015, 2014 and 2013, respectively. We generally write off accounts receivable balances when the customer files for bankruptcy or when all commonly used methods of collection have been exhausted.

Program Broadcast Rights

We have two types of syndicated television program contracts: first run programs and off network reruns. The first run programs are programs such as Wheel of Fortune and the off network programs are programs such as Seinfeld. A difference between the two types of syndicated television programming is that the first run programs have not been produced at the time the contract to air such programming is signed but the off network programs have already been produced. For all syndicated television contracts, we record an asset and corresponding liability for payments to be made for the entire “off network” contract period and for only the current year of the “first run” contract period. Only an estimate of the payments anticipated to be made in the year following the balance sheet date of the “first run” contracts are recorded on the current balance sheet, because the programs for the later years of the contract period have not been produced or delivered.

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

The following table lists components of property and equipment by major category (dollars in thousands):

	December 31,		Estimated Useful Lives
	2015	2014	(in years)
Property and equipment:
Land	$36,529	$32,085
Buildings and improvements	85,626	77,477	7	to	40
Equipment	420,380	394,569	3	to	20
	542,535	504,131
Accumulated depreciation	(308,060)	(282,320)
Total property and equipment, net	$234,475	$221,811

For the year ended December 31, 2015, our total property and equipment balance, before accumulated depreciation, increased approximately $29.8 million primarily as a result of acquisitions. The remaining change in the balances between December 31, 2014 and December 31, 2015 was due to routine purchases of equipment, less retirements.

Deferred Loan Costs

Loan acquisition costs are amortized over the life of the applicable indebtedness using a straight-line method that approximates the effective interest method.

Asset Retirement Obligations

We own office equipment, broadcasting equipment, leasehold improvements and transmission towers, some of which are located on, or are housed in, leased property or facilities. At the conclusion of several of these leases we are obligated to dismantle, remove and otherwise properly dispose of and remediate the facility or property. We estimate our asset retirement obligations based upon the cash flows of the costs expected to be incurred and the net present value of those estimated amounts. Asset retirement obligations are recognized as a non-current liability and as a component of the cost of the related asset. Changes to our asset retirement obligations resulting from revisions to the timing or the amount of the original undiscounted cash flow estimates are recognized as an increase or decrease in the carrying amount of the asset retirement obligation and the related asset retirement cost capitalized as part of the related property, plant or equipment. Changes in asset retirement obligations resulting from accretion of the net present value of the estimated cash flows are recognized as operating expenses. We recognize depreciation expense of the capitalized cost over the estimated life of the lease. Our estimated obligations are due at varying times during the years 2016 through 2062. The liability recognized for our asset retirement obligations was approximately $701,000 and $600,000 as of December 31, 2015 and 2014, respectively. During the years ended December 31, 2015, 2014 and 2013, we recorded expenses of $34,000, $6,000 and $17,000, respectively, related to our asset retirement obligations.

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

Excluding political advertising revenue, which is cyclical based on election cycles, for the year ended December 31, 2015, approximately 24%, 11% and 9% of our broadcast advertising revenue was obtained from advertising sales to advertising customers in the automotive, medical and restaurant industries, respectively. We experienced similar industry-based concentrations of revenue in the years ended December 31, 2014 and 2013. Although our revenues can be affected by changes within these industries, we believe this risk is in part mitigated due to the fact that no one customer accounted for in excess of 5% of our broadcast advertising revenue in any of these periods. Furthermore, we believe that our large geographic operating area partially mitigates the potential effect of regional economic impacts.

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

The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	Year Ended December 31,
	2015	2014	2013
Weighted-average shares outstanding – basic	68,330	57,862	57,630
Weighted-average shares underlying stock options and restricted shares	657	502	342
Weighted-average shares outstanding - diluted	68,987	58,364	57,972

Valuation of Broadcast Licenses, Goodwill and Other Intangible Assets

We have acquired a significant portion of our assets in acquisition transactions. Among the assets acquired in these transactions were broadcast licenses issued by the FCC, goodwill and other intangible assets.

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

For broadcast licenses acquired after December 31, 2001, we record their respective values using an income approach. Under this approach, a broadcast license is valued based on analyzing the estimated after-tax discounted future cash flows of the acquired station, assuming an initial hypothetical start-up operation maturing into an average performing station in a specific television market and giving consideration to other relevant factors such as the technical qualities of the broadcast license and the number of competing broadcast licenses within that market. The income approach generally produces lower valuations of broadcast licenses when compared to applying the residual method. For television stations acquired after December 31, 2001, we allocate the residual value of the station to goodwill.

When renewing broadcast licenses, we incur regulatory filing fees and legal fees. We expense these fees as they are incurred.

Other intangible assets that we have acquired include network affiliation agreements, retransmission agreements, advertising contracts, client lists, talent contracts and leases. Although each of our stations is affiliated with at least one broadcast network, we believe that the value of a television station is derived primarily from the attributes of its broadcast license rather than its network affiliation agreement. As a result, we allocate only minimal values to our network affiliation agreements. We classify our other intangible assets as definite-lived intangible assets. The amortization period of our other intangible assets is equal to the shorter of their estimated useful life or contract period, including expected extensions thereof. When renewing other intangible asset contracts, we incur legal fees that are expensed as incurred.

Impairment Testing of Indefinite-Lived Intangible Assets

We test for impairment of our indefinite-lived intangible assets on an annual basis on the last day of each fiscal year. However, if certain triggering events occur, we test for impairment during the relevant reporting period. For goodwill, we have elected to bypass the qualitative assessment provisions and to perform the prescribed testing steps for goodwill on an annual basis.

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

To estimate the fair value of our reporting units, we utilize a discounted cash flow model supported by a market multiple approach. We believe that a discounted cash flow analysis is the most appropriate methodology to test the recorded value of long-term assets with a demonstrated long-lived/enduring franchise value. We believe the results of the discounted cash flow and market multiple approaches provide reasonable estimates of the fair value of our reporting units because these approaches are based on our actual results and reasonable estimates of future performance, and also take into consideration a number of other factors deemed relevant by us, including but not limited to, expected future market revenue growth, market revenue shares and operating profit margins. We have historically used these approaches in determining the value of our reporting units. We also consider a market multiple approach utilizing market multiples to corroborate our discounted cash flow analysis. We believe that this methodology is consistent with the approach that a strategic market participant would utilize if they were to value one of our television stations.

For testing of our broadcast licenses for potential impairment of their recorded asset values, we compare their estimated fair value to the respective asset’s recorded value. If the fair value is greater than the asset’s recorded value, no impairment expense is recorded. If the fair value does not exceed the asset’s recorded value, we record an impairment expense equal to the amount that the asset’s recorded value exceeded the asset’s fair value. We use the income method to estimate the fair value of all broadcast licenses irrespective of whether they were initially recorded using the residual or income methods.

For further discussion of our goodwill, broadcast licenses and other intangible assets, see Note 10 “Goodwill and Intangible Assets.”

Market Capitalization

When we test our broadcast licenses and goodwill for impairment, we also consider our market capitalization. As of December 31, 2015, our market capitalization was greater than the book value of our net assets.

Accumulated Other Comprehensive Loss

Our accumulated other comprehensive loss balances as of December 31, 2015 and 2014 consist of adjustments to our pension liabilities net of related income tax benefits as follows (in thousands):

	December 31,
	2015	2014
Accumulated balances of items included in accumulated other comprehensive loss:
Increase in pension liability	$(28,334)	$(34,117)
Income tax benefit	(11,050)	(13,305)
Accumulated other comprehensive loss	$(17,284)	$(20,812)

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 - Revenue from Contracts with Customers (Topic 606). ASU 2014-09 provides new guidance on revenue recognition for revenue from contracts with customers and will replace most existing revenue recognition guidance when it becomes effective. This guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The standard is intended to improve comparability of revenue recognition practices across entities and provide more useful information through improved financial statement disclosures. In August 2015, the FASB issued ASU 2015-14 - Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. ASU 2015-14 deferred the effective date of ASU 2014-09 by one year to interim and annual reporting periods beginning after December 15, 2017, and permitted early adoption of the standard, but not before the original effective date of December 15, 2016. The standard permits the use of either the retrospective or cumulative effect transition method. We are currently evaluating the expected impact of the requirements of this ASU on our financial statements.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 amends previous guidance to require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. In August 2015 the FASB issued ASU No. 2015-15, Interest - Imputation of Interest (Subtopic 835-30) - Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements- Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting. ASU 2015-15 amended previous guidance to codify the June 18, 2015 Staff Announcement that the SEC staff would not object to the deferral and presentation as an asset, and subsequent amortization of such asset, of deferred debt issuance costs related to line of credit arrangements. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods thereafter. Early adoption is permitted for financial statements that have not been previously issued. We expect that the material affected amounts on our balance sheets will be reclassified within our balance sheets to conform to this standard.

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

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740) – Balance Sheet Classification of Deferred Taxes. ASU 2015-17 requires a “noncurrent” presentation of all deferred income taxes. Entities with publicly traded securities are required to apply the new guidance in the annual reporting period beginning after December 15, 2016, and interim periods thereafter. We expect that the affected amounts on our balance sheets will be reclassified within our balance sheets to conform to this standard. We do not expect that the adoption of this ASU will have a material impact on our financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 amends the guidance in GAAP regarding the classification and measurement of financial instruments. The new standard significantly revises an entity’s accounting related to the classification and measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We do not expect that the adoption of this ASU will have a material impact on our financial statements.

2.	Acquisitions and Dispositions

During 2015, 2014 and 2013, we entered into a number of acquisition and disposition transactions. The acquisition transactions were and are expected to, among other things, increase our revenues and cash flows from operating activities, and allow us to operate more efficiently and effectively by increasing our scale and providing us with the ability to negotiate more favorable terms in our agreements with third parties.

During 2015, we completed six acquisitions which added seven television stations to our operations (the “2015 Acquisitions”) and two dispositions which divested three television stations from our operations. In addition, at December 31, 2015 we had several pending transactions.

2015 Acquisitions:

Cedar Rapids Acquisition

On September 1, 2015, we entered into an asset purchase agreement with The Cedar Rapids Television Company and The Gazette Company to acquire the assets of KCRG-TV, which is affiliated with the ABC Network and serves the Cedar Rapids, Iowa television market (the “Cedar Rapids Acquisition”). Also on September 1, 2015, we acquired certain non-license operating assets of this station and entered into a local programming and marketing agreement (the “LMA”) with the licensee. Under the terms of the LMA, we operated the station subject to the control of the seller and its obligations under the station’s FCC license. As a result of the terms of the LMA, we included the operating results of the station in our financial statements beginning on September 1, 2015. On October 1, 2015 we acquired the non-license related real estate assets of KCRG-TV. The acquisition was completed on November 1, 2015 with the acquisition of the FCC license and license related assets. The total purchase price for the station assets was $100.0 million, and was funded with cash on hand.

Odessa Acquisition

On July 1, 2015, we acquired from ICA Broadcasting I, LTD, the assets of KOSA-TV, whose digital channels are affiliated with the CBS and MY Networks and which station serves the Odessa-Midland, Texas television market (the “Odessa Acquisition”). The total purchase price paid was $33.6, million and was funded with cash on hand.

Twin Falls Acquisition

On July 1, 2015, we acquired from Neuhoff Media Twin Falls, LLC the assets of KMVT-TV, whose digital channels are affiliated with the CBS and CW Networks, as well as KSVT-LD, whose digital channel is affiliated jointly with the FOX and MY Networks. These stations serve the Twin Falls, Idaho television market (the “Twin Falls Acquisition”). The total purchase price paid was $17.5 million, and was funded with cash on hand.

Wausau Acquisition

On July 1, 2015, we acquired from Davis Television Wausau, LLC certain non-license assets of WFXS-TV, which had served as the FOX affiliate for the Wausau-Rhinelander, Wisconsin television market (the “Wausau Acquisition”). On that date WFXS-TV ceased operating, and we began broadcasting its former program streams on our digital low power television station in Wausau, WZAW-LD. The total purchase price paid was $14.0 million, and was funded with cash on hand.

Presque Isle Acquisition

On July 1, 2015, we acquired from NEPSK, Inc. the assets of WAGM-TV, whose digital channels are affiliated with the CBS and FOX Networks and which station serves the Presque Isle, Maine television market (the Presque Isle Acquisition”). The total purchase price paid was $10.3 million, and was funded with cash on hand.

Laredo Acquisition

On July 1, 2015, we acquired from Eagle Creek Broadcasting of Laredo, LLC certain non-license assets of KVTV-TV, which had served as the CBS affiliate for the Laredo, Texas television market (the “Laredo Acquisition”). On that date KVTV-TV ceased operating, and we began broadcasting its former program streams on our digital low power television station in Laredo, KYLX-LD. The total purchase price paid was $9.0 million, and was funded with cash on hand.

The estimated fair values of the acquired assets, assumed liabilities and the resulting goodwill from the 2015 Acquisitions are summarized as follows (in thousands):

	Acquisition
	Cedar Rapids	Odessa	Twin Falls	Wausau	Presque Isle	Laredo

Other current assets	$503	$87	$93	$87	$45	$22
Property and equipment	13,754	4,629	5,172	1,985	2,822	1,411
Goodwill	25,006	3,719	2,587	11,616	245	5,154
Broadcast licenses	55,676	22,253	6,333	-	6,150	-
Other intangible assets	5,849	3,067	3,485	397	1,039	2,435
Other non-current assets	13	13	32	87	-	13
Current liabilities	(792)	(155)	(170)	(85)	(51)	(22)
Other long-term liabilities	(13)	(13)	(32)	(87)	-	(13)

Total	$99,996	$33,600	$17,500	$14,000	$10,250	$9,000

These amounts are based upon management’s estimate of the fair values using valuation techniques including income, cost and market approaches.  In estimating the fair value of the acquired assets and assumed liabilities, the fair value estimates are based on, among other factors, expected future revenue and cash flows, expected future growth rates, and estimated discount rates.

Property and equipment are recorded at their fair value and are being depreciated over their estimated useful lives ranging from three years to 40 years.

The amount related to other intangible assets primarily represents the estimated fair values of retransmission agreements of $9.7 million; advertising client relationships of $1.0 million; and income leases of $5.4 million. These intangible assets are being amortized over the estimated remaining useful lives of 5.3 years for retransmission agreements; 9.6 years for advertising client relationships; and 16.9 years for income leases. Goodwill is calculated as the excess of the consideration transferred over the fair value of the identifiable net assets acquired and liabilities assumed, and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce, as well as expected future synergies. We expect that goodwill of $48.3 million will be deductible for tax purposes. We believe that the value of a television station is derived primarily from the attributes of its broadcast license rather than its network affiliation. Consistent with that determination, no fair value was separately allocated to the acquired network affiliation agreements in our 2015 Acquisitions. The primary areas of the preliminary purchase price allocation included in the table above, which are not yet finalized, relate to the fair values of property and equipment and residual goodwill. Management expects to continue to obtain information to assist in finalizing these preliminary valuations during the measurement period (up to one year from the acquisition date).

In connection with completing the 2015 Acquisitions, we incurred transaction costs totaling $6.5 million that are included in our corporate and administrative expenses.

Montana Dispositions

On September 1, 2015, we donated the FCC license and certain other assets of KMTF-TV in Helena, Montana, which formerly simulcast the CW channel broadcast by our KTVH-D2, to Montana State University (“MSU”). This donation allowed MSU to operate a full power PBS affiliated television station in the state’s capital for the first time, augmenting the statewide PBS network that MSU operates. We recorded a loss on disposal of approximately $0.1 million related to this donation.

On November 1, 2015, we sold to Cordillera Communications, LLC television station KBGF-TV, the NBC affiliate for the Great Falls, Montana television market, and television station KTVH-TV, the NBC and CW affiliate for the Helena, Montana television market. Total consideration received was $3.0 million, and we recorded a gain on disposal of approximately $0.9 million related to this disposition in 2015.

Pending Acquisitions

See Note 11 “Subsequent Events” for discussion of the Schurz Acquisition and Related Transactions, completed in February 2016.

2014 Acquisitions:

Hoak Acquisition

On June 13, 2014, we completed the acquisition of 100% of the capital stock of certain wholly owned subsidiaries of Hoak Media, LLC (“Hoak”) for total purchase price of approximately $299.9 million (the “Hoak Acquisition”). The following stations were acquired in the Hoak Acquisition:

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
* satellite station

The Hoak Acquisition also included our assumption of Hoak’s interest in certain operating agreements, and the acquisition of certain non-license assets, of KHAS-TV, which served the Lincoln-Hastings, Nebraska market. On June 13, 2014, we transferred the programing of KHAS-TV to KSNB-TV, a station owned by Gray that also serves the Lincoln-Hastings, Nebraska, market. We used borrowings under the Senior Credit Facility, defined below, to fund the purchase price to complete the Hoak Acquisition.

As a component of the Hoak Acquisition, Gray assumed Hoak’s rights under certain agreements with Parker Broadcasting, Inc. (“Parker”) to provide back-office services, sales support and limited programming to KXJB-TV and KAQY-TV (each, a “Parker Agreement”). The Parker Agreements terminated upon the completion of the Parker Acquisition (defined below).

The Hoak Acquisition also included two subsidiaries with television stations located in the Panama City, Florida (KREX) and Grand Junction, Colorado (WMBB) markets. On June 13, 2014, in conection with the Hoak Acquisition, we divested those subsidiaries in exchange for $33.5 million. This amount is not included in our total purchase price for Hoak.

SJL Acquisition

On September 15, 2014, we acquired from SJL Holdings, LLC and SJL Holdings II, LLC, 100% of the capital stock of the entities that own and operate WJRT-TV and WTVG-TV, respectively, which are the ABC-affiliated television stations serving the Flint-Saginaw-Bay City, Michigan, and Toledo, Ohio, television markets, respectively, for total purchase price of $131.5 million (the “SJL Acquisition”). We funded the SJL Acquisition with a combination of cash from operations and borrowings under our Senior Credit Facility.

KEVN Acquisition

On May 1, 2014, we acquired from Mission TV, LLC 100% of the capital stock of the entity that operates KEVN-TV and its satellite station, KIVV-TV (collectively, the “KEVN Stations”) The KEVN Stations are affiliated with FOX and serve the Rapid City, South Dakota market. The total purchase price to complete the KEVN Acquisition was approximately $8.8 million (the “KEVN Acquisition”). The purchase price to complete the KEVN Acquisition was funded with a combination of cash from operations and borrowings under our prior senior credit facility.

KNDX Acquisition

On May 1, 2014, we acquired from Prime Cities Broadcasting, Inc. (“Prime Cities”) certain assets of KNDX-TV and its satellite station KXND-TV, as well as certain non-license assets of low power stations KNDX-LP and KXND-LP. These four stations served as FOX affiliates for the Minot-Bismarck, North Dakota television market. On June 13, 2014, we transferred the programing of KNDX-TV and KXND-TV to the television stations that we acquired from Hoak in the Minot-Bismarck, North Dakota television market. On June 27, 2014, we acquired the low power FCC licenses of KNDX-LP and KXND-LP from Prime Cities. We refer to the acquisition of these assets from Prime Cities as the “KNDX Acquisition.” The total purchase price was $7.5 million, which was funded with a combination of cash from operations and borrowings under our prior senior credit facility.

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

The purchase price to complete the Parker Acquisition was $6.7 million, of which approximately $1.7 million was allocated to the Parker Broadcasting of Louisiana transaction, and $5.0 million was allocated to the Parker Broadcasting of Dakota transaction. The purchase price to complete the Parker Acquisition was funded with a combination of cash from operations and borrowings under our Senior Credit Facility.

WQCW Acquisition

On April 1, 2014, we acquired the assets of WQCW-TV, Portsmouth, Ohio from Lockwood Broadcast Group (the "WQCW Acquisition").  WQCW-TV serves as the CW affiliate for the Charleston/ Huntington, West Virginia television market, where we own and operate WSAZ-TV, the market's NBC affiliate. The purchase price to complete the WQCW Acquisition was approximately $5.5 million, which was funded with cash from operations.

Helena Acquisition

On November 1, 2014, we acquired from Beartooth Communications Company the assets of KTVH-TV and KBGF-LD, which are NBC affiliates in the Helena, Montana and Great Falls, Montana markets, respectively; and on December 1, 2014, we acquired from Rocky Mountain Broadcasting Company the assets of KMTF-TV the CW affiliate for the Helena, Montana market (together, the “Helena Acquisition”). Total purchase price for both acquisitions was approximately $1.9 million, which was funded with cash from operations.

The estimated fair values of the acquired assets, assumed liabilities and the resulting goodwill from the 2014 Acquisitions are summarized as follows (in thousands):

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

These amounts are based upon management’s estimate of the fair values using valuation techniques including income, cost and market approaches.  In estimating the fair value of the acquired assets and assumed liabilities, the fair value estimates are based on, among other factors, expected future revenue and cash flows, expected future growth rates, and estimated discount rates.

Accounts receivable are recorded at their fair value that represents the amount we expect to collect. Gross contractual amounts receivable are approximately $0.3 million more than their recorded fair value.

Property and equipment are recorded at their fair value and are being depreciated over their estimated useful lives ranging from three years to 40 years.

The amount related to other intangible assets primarily represents the estimated fair values of retransmission agreements of $34.2 million; advertising client relationships of $13.1 million; and income leases of $4.1 million. These intangible assets are being amortized over the estimated remaining useful lives of 4.4 years for retransmission agreements; 5.5 years for advertising client relationships; and 8.3 years for income leases. We expect that goodwill of $88.6 million related to asset acquisitions and stock acquisitions that are treated as asset acquisitions based on the tax elections made relating to the 2014 Acquisitions will be deductible for tax purposes. As described above, no fair value was separately allocated to the acquired network affiliation agreements in our 2014 Acquisitions.

In connection with completing the 2014 Acquisitions, we incurred transaction costs totaling $6.2 million that are included in our corporate and administrative expenses in the year ended December 31, 2014.

2013 Acquisitions:

Acquisition of Yellowstone Television, LLC

Effective October 31, 2013, we entered into an agreement to acquire Yellowstone Television, LLC (“Yellowstone”).

On November 1, 2013, Yellowstone acquired the following television stations:

●	KGNS-TV in the Laredo, Texas television market. Its channels are affiliated with NBC, CW, and Telemundo;

●

KGWN-TV in the Cheyenne, Wyoming-Scottsbluff, Nebraska television market. Its channels are affiliated with CBS and CW. KGWN-TV extends throughout the market on KSTF (TV) in Scottsbluff, Nebraska, and K19FX in Laramie, Wyoming;

●	KCHY-LP, which is the NBC affiliate for the Cheyenne-Scottsbluff television market; and

●	KCWY-TV in the Casper, Wyoming television market. Its primary channel is affiliated with NBC.

We paid $23.0 million for 99% of the outstanding equity interests in Yellowstone and incurred fees of approximately $0.2 million in connection with this acquisition, which fees were expensed upon incurrence. The acquisition was financed with cash from operations. In connection therewith, we entered into a put and call option agreement with the owner of Yellowstone, which we exercised and completed on October 2, 2014, acquiring the remaining 1% of the equity of Yellowstone for $10.0 million. The total purchase price for this acquisition was approximately $32.7 million.

Transactions with Excalibur

In the fourth quarter of 2013, we entered into a series of transactions with the News-Press Gazette Company and Excalibur Broadcasting, LLC (together with its subsidiaries, “Excalibur”), pursuant to which we began providing services to one new full-power station and associated low-power stations, and we acquired the programming streams of all of those stations (collectively, the “Excalibur Acquisition”). On October 31, 2013, Gray and Excalibur consummated the acquisition of KJCT-TV, which broadcasts ABC, CW, Telemundo and local programming in the Grand Junction, Colorado, market. At that time, Excalibur acquired the license assets of KJCT-TV for approximately $3.0 million, and we acquired various non-license assets related to KJCT-TV for approximately $9.0 million. Gray financed this acquisition with cash from operations. In connection therewith, we entered into a shared services agreement pursuant to which we provided certain services, including back office, engineering and sales support, and a lease agreement pursuant to which we provided studio and office space to Excalibur. Also in connection with these arrangements, we paid $0.5 million to enter into a put and call option agreement with Excalibur, which we exercised on December 15, 2014, acquiring the assets of Excalibur for a purchase price equal to their outstanding indebtedness of $2.9 million, which was then retired, resulting in a loss on extinguishment of debt of $0.2 million and the termination of our guarantee of Excalibur’s debt. Upon the acquisition of those assets, the primary license of KJCT-TV, the related transmitter and tower were sold to a third party for $75,000, resulting in a loss on disposal of assets of $269,000 in the year ended December 31, 2014. In addition to the tangible assets acquired, we also acquired the various program streams and network affiliations formerly broadcast by Excalibur, which we have transferred to our existing operations the Grand Junction, Colorado market. The total purchase price paid to acquire KJCT-TV was $12.0 million, which was funded with cash on hand.

The estimated fair values of the acquired assets, assumed liabilities and the resulting goodwill from the 2013 Acquisitions are summarized as follows (in thousands):

	Acquisition
	Yellowstone	Excalibur

Cash	$95	$-
Other current assets	280	91
Property and equipment	7,249	2,740
Goodwill	9,421	4,466
Broadcast licenses	14,305	4,161
Other intangible assets	1,709	633
Other non-current assets	70	-
Current liabilities	(304)	(91)
Long-term debt, less current portion	(86)	-

Total	$32,739	$12,000

These amounts were based upon management’s estimate of the fair values using valuation techniques including income, cost and market approaches.  In estimating the fair value of the acquired assets and assumed liabilities, the fair value estimates are based on, among other factors, expected future revenue and cash flows, expected future growth rates, and estimated discount rates.

The amount related to other intangible assets represents primarily the estimated fair values of retransmission agreements of $1.4 million and advertising client relationships of $0.6 million. These intangible assets are being amortized over the estimated remaining useful lives of 1.8 years for retransmission agreements and 7.1 years for advertising client relationships. Acquired property and equipment is being depreciated on a straight-line basis over the respective estimated remaining useful lives. Goodwill will be deductible for tax purposes.

Unaudited Pro Forma Financial Information

Pro Forma Data - 2015 Acquisitions

The following table sets forth certain unaudited pro forma information for the years ended December 31, 2015 and 2014 assuming that the 2015 Acquisitions occurred on January 1, 2014 (in thousands, except per share data):

	Year Ended December 31, 2015	Year Ended December 31, 2014

Revenue (less agency commissions)	$621,530	$559,538
Net income	$46,181	$59,342

Basic net income per share	$0.68	$1.03
Diluted net income per share	$0.67	$1.02

This pro forma financial information is based on each of Gray’s and the 2015 Acquisitions’ historical results of operations, adjusted for the effect of fair value estimates and other acquisition accounting adjustments, and is not necessarily indicative of what our results would have been had we completed each of the 2015 Acquisitions on January 1, 2014 or on any other historical date, nor is it reflective of our expected results of operations for any future period. The pro forma adjustments for the years ended December 31, 2015 and 2014 reflect depreciation expense and amortization of finite-lived intangible assets related to the fair value of the assets acquired, and the related tax effects of the adjustments. This pro forma financial information has been prepared based on estimates and assumptions that we believe are reasonable as of the date hereof, and are subject to change based on, among other things, changes in the fair value estimates or underlying assumptions.

In connection with completing the 2015 Acquisitions, we incurred a total of $6.5 million of transaction related costs in 2015, primarily related to legal, consulting and other professional services.

Net revenues and operating income of the businesses acquired in the 2015 Acquisitions included in our audited consolidated statements of operations for the year ended December 31, 2015 were $23.2 million and $8.6 million, respectively.

Pro Forma Data - Hoak Acquisition and SJL Acquisition

The following table sets forth certain unaudited pro forma results of operations of the Company for the years ended December 31, 2014 and 2013 assuming that the Hoak Acquisition and the SJL Acquisition, along with transactions necessary to finance the Hoak Acquisition and the SJL Acquisition, occurred on January 1, 2013 (in thousands, except per share data):

	Year Ended December 31, 2014	Year Ended December 31, 2013

Revenue (less agency commissions)	$565,251	$445,443
Net income	$50,771	$20,665

Basic net income per share	$0.88	$0.36
Diluted net income per share	$0.87	$0.36

This pro forma financial information is based on each of Gray’s, Hoak’s and SJL’s historical results of operations, adjusted for the effect of fair value estimates and other acquisition accounting adjustments, and is not necessarily indicative of what our results would have been had we completed each of the Hoak Acquisition, the SJL Acquisition and the related financing transactions on January 1, 2013 or on any other historical date, nor is it reflective of our expected results of operations for any future period. The pro forma adjustments for the years ended December 31, 2014 and 2013 reflect (i) depreciation expense and amortization of finite-lived intangible assets related to the fair value of the assets acquired, (ii) additional interest expense related to the financing of each of the Hoak Acquisition and the SJL Acquisition, (iii) the loss from early extinguishment of debt as if the amendment and restatement of our prior senior credit facility had ocurred on January 1, 2013, and (iv) the related tax effects of the adjustments. This pro forma financial information has been prepared based on estimates and assumptions that we believe are reasonable as of the date hereof, and are subject to change based on, among other things, changes in the fair value estimates or underlying assumptions.

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

Net revenues and operating income of the businesses acquired in the Hoak Acquisition and the SJL Acquisition included in our audited consolidated statements of operations for the year ended December 31, 2014 were $64.7 million and $25.8 million, respectively.

Pro forma financial information for each of the KEVN Acquisition, the KNDX Acquisition, the Parker Acquisition, the WQCW Acquisition, the Helena Acquisition, the Yellowstone Acquisition and the Excalibur Acquisition are not included, as such information is not material to our financial statements.

3.	Long-term Debt

As of December 31, 2015 and 2014, long-term debt balances consisted of the following (in thousands):

	December 31,
	2015	2014
Long-term debt including current portion:
Senior Credit Facility	556,438	556,438
2020 Notes	675,000	675,000
Total outstanding principal	1,231,438	1,231,438
Unamortized net premium - 2020 Notes	4,099	4,963
Net carrying value	$1,235,537	$1,236,401

Borrowing availability under the Revolving Credit Facility	$50,000	$50,000

Senior Credit Facility

On June 13, 2014 (the “Closing Date”), Gray amended and restated its then-existing senior credit facility in the form of a new agreement (the “Senior Credit Facility”).

As amended, the Senior Credit Facility provided total commitments of $625.0 million, consisting of a $575.0 million term loan facility (the “2014 Term Loan”) and a $50.0 million revolving credit facility (the “ 2014 Revolving Credit Facility”).

On the Closing Date, we borrowed $525.0 million under the 2014 Term Loan. Proceeds from borrowings under the 2014 Term Loan were used to repay all amounts outstanding under the Company’s then-existing senior credit facility, to fund the cash purchase price to complete the Hoak Acquisition and to pay related fees and expenses, as well as for general corporate purposes.

On September 15, 2014, we borrowed an additional $100.0 million under the 2014 Term Loan. Proceeds from this borrowing were used to fund a portion of the cash purchase price to complete the SJL Acquisition.

At December 31, 2015, 2014 Term Loan borrowings bore interest, at our option, at either the Base Rate (as defined below) plus 1.75% to 2.0% or the London Interbank Offered Rate (“LIBOR”) plus 2.75% to 3.0%, subject to a LIBOR floor of 0.75%, in each case based on a first lien leverage ratio test as set forth in the Senior Credit Facility (the “First Lien Ratio Test”). In connection with the completion of the Schurz Acquisition and Related Transactions, we entered into an amendment to the Senior Credit Facility (the “Amendment and Incremental Facility”), pursuant to which, among other things, the interest rate applicable to the 2014 Term Loan was modified to be, at our option, either the Base Rate plus 2.1875% or LIBOR plus 3.1875%, subject to a LIBOR floor of 0.75%. The 2014 Term Loan also required us to make quarterly principal repayments equal to 0.25% of the outstanding principal amount of the 2014 Term Loan beginning September 30, 2014. However, in December 2014, we made voluntary principal pre-payments totaling $67.0 million on the outstanding balance of the 2014 Term Loan and as a result we are not required to make any additional principal payments until the 2014 Term Loan matures on June 13, 2021.

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

The 2014 Revolving Credit Facility matures on June 13, 2019, and the 2014 Term Loan matures on June 13, 2021.

Excluding accrued interest, the amount outstanding under our Senior Credit Facility as of December 31, 2015 consisted solely of a 2014 Term Loan balance of $556.4 million. As of December 31, 2015, the interest rate on the balance outstanding under the Senior Credit Facility was 3.8%.

Our maximum borrowing availability under the Senior Credit Facility as a whole is limited by our required compliance with certain restrictive covenants, including a first lien net leverage ratio covenant. Our borrowing availability under the 2014 Revolving Credit Facility was $50.0 million as of December 31, 2015.

In connection with the entry into the Senior Credit Facility we incurred total loan issuance costs of approximately $9.21 million, including bank fees and other professional fees in 2014. As of December 31, 2015 and 2014, we had a deferred loan cost balance, net of accumulated amortization, of $6.1 million and $7.4 million, related to the Senior Credit Facility.

The 2014 amendment and restatement of the Senior Credit Facility was determined to be a significant modification and, as a result, we recorded a related loss from early extinguishment of debt of $4.9 million in the year ended December 31, 2014.

In connection with the completion of the Schurz Acquisition and Related Transactions, we entered into the Amendment and Incremental Facility, pursuant to which, among other things, on February 16, 2016, we incurred an additional $425.0 million of debt under an incremental term loan (the “2016 Term Loan”) under the Senior Credit Facility and the revolving loan commitment under the Senior Credit Facility was increased by $10.0 million to $60.0 million. See Note 11 “Subsequent Events” for a discussion of this amendment and the additional debt incurred.

2020 Notes

As of December 31, 2015 and 2014, we had $675.0 million of our 7½% Senior Notes due 2020 (the “2020 Notes”) outstanding. As of December 31, 2015 and 2014, the coupon interest rate and the yield on the 2020 Notes were 7.5% and 7.3%, respectively. As of December 31, 2015 and 2014, we had a deferred loan cost balance, net of accumulated amortization, of $9.3 million and $11.3 million, related to our 2020 Notes.

We may redeem some or all of the 2020 Notes at specified redemption prices. If we sell certain of our assets or experience specific kinds of changes of control, we must offer to repurchase the 2020 Notes. The 2020 Notes mature on October 1, 2020. Interest on the 2020 Notes is payable semiannually, on April 1 and October 1 of each year. As of December 31, 2015 and 2014, we were in compliance with all covenants required under the 2020 Notes.

Gray Television, Inc. is a holding company with no material independent assets or operations. For all periods presented, the 2020 Notes have been fully and unconditionally guaranteed, on a joint and several, senior unsecured basis, by all of Gray Television, Inc.’s subsidiaries. As December 31, 2015, there were no significant restrictions on the ability of Gray Television, Inc.’s subsidiaries to distribute cash to Gray or to the guarantor subsidiaries.

In connection with the issuance of $375.0 million of our 2020 Notes in 2013, we incurred issuance costs of approximately $7.3 million, including bank fees and other professional fees.

Maturities

Aggregate minimum principal maturities on long-term debt as of December 31, 2015 were as follows (in thousands):

	Minimum Principal Maturities
Year	Senior Credit Facility	2020 Notes	Total
2016	$-	$-	$-
2017	-	-	-
2018	-	-	-
2019	-	-	-
2020	-	675,000	675,000
Thereafter	556,438	-	556,438
Total	$556,438	$675,000	$1,231,438

Interest Payments

For all of our interest bearing obligations, we made interest payments of approximately $76.9 million, $61.9 million and $49.4 million during 2015, 2014 and 2013, respectively. We did not capitalize any interest payments during the years ended December 31, 2015, 2014 or 2013.

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

Both the carrying amount and fair value of our long-term debt was $1.2 billion as of each of December 31, 2015 and 2014. We classify our long-term debt within Level 2 of the fair value hierarchy.

5.	Stockholders’ Equity

On March 31, 2015, we completed an underwritten offering of 13.5 million shares of our common stock at a price to the public of $13.00 per share pursuant to an effective shelf registration statement. The net proceeds from the offering were $167.3 million, after deducting underwriting discounts of $7.5 million and expenses of $0.9 million. We used the net proceeds from the offering to pay a significant portion of the consideration to complete the 2015 Acquisitions.

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

Our Board of Directors has authorized Gray to repurchase an aggregate of up to 5,000,000 shares of its common stock and Class A common stock at times as management deems appropriate, subject to any contractual or other restrictions. As of December 31, 2015, 279,200 shares of our common stock and Class A common stock remain available for repurchase under these authorizations. There is no expiration date for these authorizations. Shares repurchased are held as treasury shares and used for general corporate purposes including, but not limited to, satisfying obligations under our employee benefit plans and long term incentive plans. Treasury stock is recorded at cost. During the years ended December 31, 2015, 2014 and 2013, we did not make any repurchases under these authorizations.

For the years ended December 31, 2015, 2014 and 2013, we did not declare or pay any common stock or Class A common stock dividends.

Under our various employee benefit plans, we may, at our discretion, issue authorized and unissued shares, or previously issued shares held in treasury, of our Class A common stock or common stock. As of December 31, 2015, we had reserved 5,689,219 shares and 476,193 shares of our common stock and Class A common stock, respectively, for future issuance under various employee benefit plans. As of December 31, 2014, we had reserved 5,841,425 shares and 763,706 shares of our common stock and Class A common stock, respectively, for future issuance under various employee benefit plans.

6.	Stock-Based Compensation

We recognize compensation expense for stock-based payment awards made to our employees and directors, including stock options and restricted shares under our 2007 Long Term Incentive Plan, as amended (the “2007 Incentive Plan”) and our Directors’ Restricted Stock Plan. The following table presents our stock-based compensation expense and related income tax benefits for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	Year Ended December 31,
	2015	2014	2013
Stock-based compensation expense, gross	$4,019	$5,012	$1,974
Income tax benefit at our statutory rate associated with stock-based compensation	(1,567)	(1,955)	(770)
Stock-based compensation expense, net	$2,452	$3,057	$1,204

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

We recognize the fair value of stock options granted on the date of grant as compensation expense, and such expense is amortized over the vesting period of the stock option. The 2007 Incentive Plan allows us to grant share-based awards for up to 6.0 million shares of stock, with not more than 1.0 million out of that 6.0 million being Class A common stock and the remaining shares being common stock. As of December 31, 2015, 4.6 million shares of our common stock and 0.5 million shares of our Class A common stock were available for issuance under the 2007 Incentive Plan. Shares of common stock and Class A common stock underlying outstanding options and performance awards are counted as issued under the 2007 Incentive Plan. Under the 2007 Incentive Plan, the options granted typically vest after a two to four-year period and expire three to eight years after vesting. However, options will vest immediately upon a “change in control” as such term is defined in the 2007 Incentive Plan. All options have been granted with purchase prices that equal the market value of the underlying stock at the close of business on the date of the grant.

During the year ended December 31, 2015, we granted 150,308 shares of restricted common stock to our employees, of which 50,102 shares vested on January 31, 2016; 50,100 shares will vest on January 31, 2017; and 50,106 shares will vest on January 31, 2018. Also during the year ended December 31, 2015, we granted 229,322 shares of restricted Class A common stock to our employees, of which 76,442 shares vested on January 31, 2016; 76,442 shares will vest on January 31, 2017; and 76,438 shares will vest on January 31, 2018. Also during the year ended December 31, 2015, we granted 58,191 shares of restricted Class A common stock to our non-employee directors, all of which vested on January 31, 2016.

During the year ended December 31, 2014, we granted 312,961 shares of restricted common stock to our employees, of which 68,991 shares vested on the date of grant; 127,316 shares vested on January 17, 2015; 58,327 shares vested on of January 17, 2016; and 58,327 shares will vest on January 17, 2017. Also during the year ended December 31, 2014, we granted 194,413 shares of restricted Class A common stock to an employee, of which 31,821 shares vested on the date of grant; 75,412 shares vested on January 17, 2015; 43,590 shares vested on January 17, 2016; and 43,590 shares will vest on January 17, 2017. Also during the year ended December 31, 2014, we granted 41,881 shares of restricted Class A common stock to our non-employee directors, all of which vested on January 1, 2015.

During the year ended December 31, 2013, we granted 318,852 shares of restricted common stock to our employees, of which 107,224 shares vested in the year ended December 31, 2013, 70,542 shares vested on each of March 19, 2014 and March 19, 2015 and an additional 70,542 shares will vest on March 19, 2016. During the year ended December 31, 2013, we granted 63,210 shares of restricted common stock to our non-employee directors. These shares vested on January 1, 2014.

A summary of restricted stock activity related to our common stock for the years ended December 31, 2015, 2014 and 2013 under our 2007 Incentive Plan is as follows:

	Year Ended December 31,
	2015		2014		2013
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Number of Shares	Weighted- Average Grant Date Fair Value Per Share

Restricted stock - common:
Outstanding - beginning of period	385,056	$9.09	274,838	$4.43	-	$-
Granted	150,308	10.27	312,961	11.78	382,062	5.20
Vested	(197,858)	9.16	(202,743)	6.93	(107,224)	7.16
Outstanding - end of period	337,506	$9.57	385,056	$9.09	274,838	$4.43

A summary of restricted stock activity related to our Class A common stock for the years ended December 31, 2015, 2014 and 2013 under our 2007 Incentive Plan is as follows:

	Year Ended December 31,
	2015		2014		2013
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Number of Shares	Weighted- Average Grant Date Fair Value Per Share

Restricted stock - Class A common:
Outstanding - beginning of period	204,473	$9.81	-	$-	-	$-
Granted	287,513	9.37	236,294	9.80	-	-
Vested	(117,293)	9.85	(31,821)	9.75	-	-
Outstanding - end of period	374,693	$9.46	204,473	$9.81	-	$-

A summary of stock option activity related to our common stock for the years ended December 31, 2015, 2014 and 2013 under our 2007 Incentive Plan is as follows:

	Year Ended December 31,
	2015		2014		2013
	Number of Shares Underlying Options	Weighted Average Exercise Price	Number of Shares Underlying Options	Weighted Average Exercise Price	Number of Shares Underlying Options	Weighted Average Exercise Price
Common stock:
Options outstanding - beginning of period	274,746	$1.99	274,746	$1.99	1,316,068	$5.98
Options granted	-	-	-	-	-	-
Options exercised	-	-	-	-	(119,822)	2.34
Options forfeited	-	-	-	-	-	-
Options expired	-	-	-	-	(921,500)	7.64
Options outstanding - end of period	274,746	$1.99	274,746	$1.99	274,746	$1.99

Options exercisable at end of period	206,064	$1.99	137,376	$1.99	68,688	$1.99

The aggregate intrinsic value of outstanding stock options was $3.9 million based on the closing market price of our common stock on December 31, 2015.

Directors’ Restricted Stock Plan

On May 14, 2003, our stockholders approved a restricted stock equity incentive plan for our Board of Directors (the “Directors’ Restricted Stock Plan”). We have reserved 1.0 million shares of our common stock for issuance under this plan and, as of December 31, 2015, there were 770,000 shares available for future award. Under the Directors’ Restricted Stock Plan, each director can be awarded up to 10,000 shares of restricted stock each calendar year. During the years ended December 31, 2015, 2014 and 2013, we did not grant any restricted stock awards under the Directors’ Restricted Stock Plan.

As of December 31, 2015, we had $1.9 million of total unrecognized compensation expense related to all non-vested share based compensation arrangements. The expense is expected to be recognized over a period of 2.0 years.

7.	Income Taxes

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

Federal and state and local income tax expense (benefit) is summarized as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Current:
Federal	$-	$-	$-
State and local	1,259	996	118
State and local - reserve for uncertain tax positions	(581)	(198)	(136)
Current income tax expense (benefit)	678	798	(18)
Deferred:
Federal	24,067	28,231	12,218
State and local	1,703	2,707	947
Deferred income tax expense	25,770	30,938	13,165
Total income tax expense	$26,448	$31,736	$13,147

Significant components of our deferred tax liabilities and assets are as follows (in thousands):

	December 31,
	2015	2014
Deferred tax liabilities:
Net book value of property and equipment	$20,986	$20,195
Broadcast licenses, goodwill and other intangibles	350,647	341,654
Total deferred tax liabilities	371,633	361,849

Deferred tax assets:
Liability for accrued vacation	2,172	1,900
Liability for accrued bonus	4,786	3,440
Loan acquisition costs	391	447
Allowance for doubtful accounts	700	572
Liability under health and welfare plan	1,108	1,111
Liability for pension plan	14,172	16,900
Federal operating loss carryforwards	38,466	55,425
State and local operating loss carryforwards	5,867	7,102
Alternative minimum tax carryforwards	386	386
Unearned income	73	214
Stock options	163	119
Acquisition costs	1,129	776
Restricted stock	1,875	1,479
Other	172	206
Total deferred tax assets	71,460	90,077
Valuation allowance for deferred tax assets	(1,683)	(2,052)
Net deferred tax assets	69,777	88,025

Deferred tax liabilities, net of deferred tax assets	$301,856	$273,824

We have approximately $112.0 million in federal operating loss carryforwards, which expire during the years 2027 through 2031. Additionally, we have an aggregate of approximately $153.5 million of various state operating loss carryforwards. We project to have taxable income in the carryforward periods. Therefore, we believe that it is more likely than not that the federal net operating loss carryforwards will be fully utilized.

A valuation allowance has been provided for a portion of the state net operating loss carryforwards. We believe that we will not meet the more likely than not threshold in certain states due to the uncertainty of generating sufficient income. Therefore, the state valuation allowance at December 31, 2015 and 2014 was $1.7 million and $2.1 million, respectively.

Our total valuation allowance provided for deferred income tax assets decreased $0.4 million for the year ended December 31, 2015 due to changes in estimated utilization of state operating loss carryforwards. Our total valuation allowance provided for deferred income tax assets decreased $0.7 million for the year ended December 31, 2014 due to changes in estimated utilization of state operating loss carryforwards.

A reconciliation of income tax expense at the statutory federal income tax rate and income taxes as reflected in the consolidated financial statements for the years ended December 31, 2015, 2014 and 2013 is as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Statutory federal rate applied to income before income tax expense	$23,012	$27,929	$11,002
Current year permanent items	1,192	849	669
State and local taxes, net of federal tax benefit	2,831	4,050	1,432
Change in valuation allowance	(369)	(696)	(409)
Reserve for uncertain tax positions	(581)	(198)	(136)
Other items, net	363	(198)	589
Income tax expense as recorded	$26,448	$31,736	$13,147

Effective income tax rate	40.2%	39.8%	41.8%

As of each year end, we are required to adjust our pension liability to an amount equal to the funded status of our pension plans with a corresponding adjustment to other comprehensive income on a net of tax basis. During 2015, we decreased our recorded non-current pension liability by $5.8 million and recognized other comprehensive income of $3.5 million, net of a $2.3 million tax expense. During 2014, we increased our recorded non-current pension liability by $17.1 million and recognized other comprehensive loss of $10.4 million, net of a $6.7 million tax benefit. During 2013, we decreased our recorded non-current pension liability by $16.0 million and recognized other comprehensive gain of $9.8 million, net of a $6.2 million tax expense.

In 2015, 2014 and 2013, we made income tax payments (net of refunds) of $1.8 million, $0.4 million and $0.5 million, respectively. At December 31, 2015 and 2014, we had current income taxes payable of approximately $0.8 million and $1.9 million, respectively.

We prescribe a recognition threshold and measurement attribution for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities.

As of December 31, 2015 and 2014, we had approximately $0.7 million and $1.3 million, respectively, of unrecognized tax benefits. All of these unrecognized tax benefits would impact our effective tax rate if recognized. The liability for unrecognized tax benefits is recorded net of any federal tax benefit that would result from payment.

We have accrued estimates of interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2015 and 2014, we had recorded a liability for potential penalties and interest of approximately $0.3 million and $0.6 million, respectively, related to uncertain tax positions.

The following table summarizes the activity related to our unrecognized tax benefits, net of federal benefit, excluding interest and penalties for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	Year Ended December 31,
	2015	2014	2013
Balance at beginning of period	$657	$782	$880
Reduction in benefit from lapse in statute of limitations	(303)	(125)	(98)
Balance at end of period	$354	$657	$782

While it is difficult to calculate with any certainty, we estimate a decrease of $0.3 million, exclusive of interest and penalties, will be recorded for uncertain tax positions over the next twelve months resulting from expiring statutes of limitations for state tax issues.

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

8.	Retirement Plans

We sponsor and in some cases contribute to defined benefit and defined contribution retirement plans covering substantially all of our full-time employees. Our defined benefit pension plans are the Gray Television, Inc. Retirement Plan (the “Gray Pension Plan”) as well as two plans assumed when we acquired the related businesses in prior years. Effective July 1, 2015, monthly plan benefits under the Gray Pension Plan were frozen and no longer increase after June 30, 2015, and no new participants can be added to the Gray Pension Plan, therefore all of our defined benefit pension plans are frozen plans.

Gray Pension Plan

The Gray Pension Plan’s funding policy is consistent with the funding requirements of existing federal laws and regulations under the Employee Retirement Income Security Act of 1974. The measurement dates used to determine the benefit information for the Gray Pension Plan were December 31, 2015 and 2014, respectively. The following summarizes the Gray Pension Plan’s funded status and amounts recognized on our consolidated balance sheets at December 31, 2015 and 2014, respectively (dollars in thousands):

	December 31,
	2015	2014
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$108,006	$83,533
Service cost	3,130	5,162
Interest cost	4,159	4,106
Actuarial losses	420	16,712
Benefits paid	(1,683)	(1,507)
Effect of pension curtailment	(10,833)	-
Projected benefit obligation at end of year	$103,199	$108,006

Change in plan assets:
Fair value of pension plan assets at beginning of year	$66,813	$58,063
Actual return on plan assets	(1,034)	3,940
Company contributions	5,150	6,317
Benefits paid	(1,683)	(1,507)
Fair value of pension plan assets at end of year	69,246	66,813
Funded status of pension plan	$(33,953)	$(41,193)

Amounts recognized in our balance sheets consist of:
Accrued benefit cost	$(8,994)	$(10,057)
Accumulated other comprehensive loss	(24,959)	(31,136)
Net liability recognized	$(33,953)	$(41,193)

The accumulated benefit obligation amounts of the Gray Pension plan are frozen and were $103.2 million and $92.8 million at December 31, 2015 and 2014, respectively. The long-term rate of return on assets assumption was chosen from a best estimate range based upon the anticipated long-term returns for asset categories in which the Gray Pension Plan is invested. The estimated rate of increase in compensation levels used to calculate the net periodic benefit cost for the year ended December 31, 2015 applied only to the period prior to the Gray Pension Plan becoming frozen. This factor was not applicable after that time in the determination of the benefit obligation as of December 31, 2015.

	Year Ended December 31,
	2015	2014
Weighted-average assumptions used to determine net periodic benefit cost for the Gray pension plan:
Discount rate	4.00%	4.97%
Expected long-term rate of return on pension plan assets	7.00%	7.00%
Estimated rate of increase in compensation levels	5.63%	5.63%

	As of December 31,
	2015	2014
Weighted-average assumptions used to determine benefit obligations:
Discount rate	4.31%	4.00%
Estimated rate of increase in compensation levels	N/A	5.63%

Pension expense is computed using the projected unit credit actuarial cost method. The net periodic pension cost for the Gray Pension Plan includes the following components (in thousands):

	Year Ended December 31,
	2015	2014	2013
Components of net periodic pension cost:
Service cost	$3,130	$5,162	$5,165
Interest cost	4,159	4,106	3,553
Expected return on plan assets	(4,782)	(4,200)	(3,400)
Recognized net actuarial loss	1,580	969	3,131
Net periodic pension cost	$4,087	$6,037	$8,449

For the Gray Pension Plan, the estimated future benefit payments are as follows (in thousands):

Years			Amount
	2016		$2,312
	2017		2,464
	2018		2,646
	2019		2,931
	2020		3,372
2021	-	2025	20,521

The Gray Pension Plan’s weighted-average asset allocations by asset category were as follows:

	As of December 31,
	2015	2014
Asset category:
Insurance general account	26%	28%
Cash management accounts	2%	3%
Equity accounts	54%	64%
Fixed income accounts	14%	5%
Real estate accounts	4%	0%
Total	100%	100%

The investment objective is to achieve a consistent total rate of return (income, appreciation, and reinvested funds) that will equal or exceed the actuarial assumption with aversion to significant volatility. The following is the target asset allocation:

	Target Range
	Strategic Allocation	Lower Limit	Upper Limit
Asset class:
Equities:
Large cap value	5%	0%	50%
Large cap blend	5%	0%	50%
Large cap growth	5%	0%	50%
Mid-cap blend	15%	0%	40%
Small cap core	5%	0%	25%
Foreign large blend	10%	0%	40%
Emerging markets	10%	0%	25%
Real estate	5%	0%	20%
Fixed Income:
U.S. Treasury inflation protected	5%	0%	25%
Intermediate term bond	10%	0%	50%
Long term government bond	5%	0%	40%
Hight yield bond	10%	0%	25%
Emerging markets bond	10%	0%	20%
Money market taxable	0%	0%	100%

Our equity portfolio contains securities of companies necessary to build a diversified portfolio, and that we believe are financially sound. Our fixed income portfolio contains obligations generally rated A or better with no maturity restrictions and an actively managed duration. The cash equivalents strategy uses securities of the highest credit quality.

Fair Value of Gray Pension Plan Assets

We calculate the fair value of the Gray Pension Plan’s assets based upon the observable and unobservable net asset value of its underlying investments. We utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized by the fair value hierarchy proscribed by Accounting Standards Codification Topic 820, described in Note 4 “Fair Value Measurement.”

The following table presents the fair value of the Gray Pension Plan’s assets and classifies them by level within the fair value hierarchy as of December 31, 2015 and 2014, respectively (in thousands):

Gray Pension Plan Fair Value Measurements

	As of December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Insurance general account	$-	$17,918	$-	$17,918
Cash management accounts	1,273	-	-	1,273
Equity accounts	37,621	-	-	37,621
Fixed income accounts	9,924	-	-	9,924
Real estate accounts	2,510	-	-	2,510
Total	$51,328	$17,918	$-	$69,246

	As of December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Insurance general account	$-	$18,598	$-	$18,598
Cash management accounts	-	2,319	-	2,319
Equity accounts	-	42,608	-	42,608
Fixed income account	-	3,288	-	3,288
Total	$-	$66,813	$-	$66,813

Acquired Pension Plans

In 2002 and 1998, we acquired companies with two underfunded pension plans (the “Acquired Pension Plans”). The Acquired Pension Plans were frozen by their prior plan sponsors and no new participants can be added to the Acquired Pension Plans. As of December 31, 2015, the Acquired Pension Plans had combined plan assets of $5.7 million and combined projected benefit obligations of $8.1 million. As of December 31, 2014, the Acquired Pension Plans had combined plan assets of $5.9 million and combined projected benefit obligations of $8.0 million. The net liability for the two Acquired Pension Plans is recorded as a liability in our financial statements as of December 31, 2015 and 2014.

Expected Pension Contributions

We expect to contribute a combined total of approximately $2.3 million to our three frozen defined benefit pension plans during the year ending December 31, 2016.

Capital Accumulation Plan

The Gray Television, Inc. Capital Accumulation Plan (the “Capital Accumulation Plan”) is a defined contribution plan intended to meet the requirements of section 401(k) of the Internal Revenue Code. Effective beginning on July 1, 2015, employer contributions under the Capital Accumulation Plan include matching cash contributions at a rate of 100% of the first 3% of each employee’s salary deferral, and 50% of the next 2% of each employee’s salary deferral. For the year ended December 31, 2015, our matching cash contributions to our Capital Accumulation Plan were $1.8 million. As of February 19, 2016, including the employees added in the Schurz Acquisition and Related Transactions, we estimate that our matching cash contributions to the Capital Accumulation Plan for year ending December 31, 2016 will be approximately $5.9 million.

In addition, the Company, at its discretion, may make an additional profit sharing contribution, based on annual Company performance, to those employees who meet certain criteria. In the year ended December 31, 2015, the Company has accrued a discretionary contribution of $1.6 million as a profit sharing contribution. Also during the years ended December 31, 2015, 2014 and 2013, we made other matching contributions of our Common Stock to the Capital Accumulation Plan as follows (dollars in thousands):

	Year Ended December 31,
	2015		2014		2013
	Shares	Amount	Shares	Amount	Shares	Amount
Matching contributions to the Capital Accumulation Plan	1,898	$26	2,341	$25	5,235	$28

9.	Commitments and Contingencies

We have various contractual and other commitments requiring future payments. These commitments include amounts required to be paid for the acquisition of television stations; for the purchase of equipment; for operating lease commitments for equipment, land and office space; for commitments for various syndicated television programs; and for commitments under affiliation agreements with networks. Future minimum payments for these commitments as of December 31, 2015 are as follows (in thousands):

Year	2016 Acquisitions	Equipment	Operating Leases	Syndicated Television Programming	Network Affiliation Agreements	Total
2016	$415,300	$17	$2,286	$3,923	$88,737	$510,263
2017	-	-	2,021	11,151	105,038	118,210
2018	-	-	1,860	7,039	117,455	126,354
2019	-	-	1,673	719	71,418	73,810
2020	-	-	1,508	688	30,666	32,862
Thereafter	-	-	4,079	1,051	5,300	10,430
Total	$415,300	$17	$13,427	$24,571	$418,614	$871,929

The amounts in the table above are estimates of commitments that are in addition to the liabilities accrued for on our consolidated balance sheet as of December 31, 2015. The amount presented for “2016 Acquisitions” represents our net obligations under the Schurz Acquisition and Related Transactions as of December 31, 2015. These transactions were completed on February 16, 2016. For additional information on these transactions see Note 11 “Subsequent Events”.

Leases

We have no material capital leases. Where leases include rent holidays, rent escalations, rent concessions and leasehold improvement incentives, the value of these incentives are amortized over the lease term including anticipated renewal periods. Leasehold improvements are depreciated over the associated lease term including anticipated renewal periods. Rent expense resulting from operating leases for the years ended December 31, 2015, 2014 and 2013 were $2.8 million, $2.2 million and $1.6 million, respectively.

Legal Proceedings and Claims

We are and expect to continue to be subject to legal actions, proceedings and claims that arise in the normal course of our business. In the opinion of management, the amount of ultimate liability, if any, with respect to these known actions, proceedings and claims will not materially affect our financial position, results of operations or cash flows, although legal proceedings are subject to inherent uncertainties, and unfavorable rulings or events could occur that could negatively affect us, possibly materially.

10.	Goodwill and Intangible Assets

During the years ended December 31, 2015 and 2014, we acquired various television broadcast stations and broadcast licenses. As a result of these acquisitions, our goodwill and intangible balances increased during each of these years. See Note 2 “Acquisitions and Dispositions” for more information regarding these transactions. A summary of changes in our goodwill and other intangible assets, on a net basis, for the years ended December 31, 2015 and 2014 is as follows (in thousands):

	Net Balance at December 31, 2014	Additions	Dispositions	Impairment	Amortization	Net Balance at December 31, 2015
Goodwill	$374,390	$48,916	$(70)	$-	$-	$423,236
Broadcast licenses	1,023,580	91,192	(146)	-	-	1,114,626
Definite-lived intangible assets	47,802	17,845	(385)	-	(11,982)	53,280
Total intangible assets net of accumulated amortization	$1,445,772	$157,953	$(601)	$-	$(11,982)	$1,591,142

	Net Balance at December 31, 2013	Additions	Dispositions	Impairment	Amortization	Net Balance at December 31, 2014
Goodwill	$184,409	$189,981	$-	$-	$-	$374,390
Broadcast licenses	838,982	184,598	-	-	-	1,023,580
Definite-lived intangible assets	2,644	53,455	-	-	(8,297)	47,802
Total intangible assets net of accumulated amortization	$1,026,035	$428,034	$-	$-	$(8,297)	$1,445,772

A summary of changes in our goodwill, on a gross basis, for the years ended December 31, 2015 and 2014 is as follows (in thousands):

	As of December 31, 2014	Additions	Dispositions	Impairment	As of December 31, 2015
Goodwill, gross	$472,986	$48,916	$(70)	$-	$521,832
Accumulated goodwill impairment	(98,596)	-	-	-	(98,596)
Goodwill, net	$374,390	$48,916	$(70)	$-	$423,236

	As of December 31, 2013	Additions	Dispositions	Impairment	As of December 31, 2014
Goodwill, gross	$283,005	$189,981	$-	$-	$472,986
Accumulated goodwill impairment	(98,596)	-	-	-	(98,596)
Goodwill, net	$184,409	$189,981	$-	$-	$374,390

 As of December 31, 2015 and 2014, our intangible assets and related accumulated amortization consisted of the following (in thousands):

	As of December 31, 2015			As of December 31, 2014
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets not currently subject to amortization:
Broadcast licenses	$1,168,325	$(53,699)	$1,114,626	$1,077,279	$(53,699)	$1,023,580
Goodwill	423,236	-	423,236	374,390	-	374,390
	$1,591,561	$(53,699)	$1,537,862	$1,451,669	$(53,699)	$1,397,970

Intangible assets subject to amortization:
Network affiliation agreements	$1,264	$(1,264)	$-	$1,264	$(1,264)	$-
Other definite-lived intangible assets	86,696	(33,416)	53,280	69,281	(21,479)	47,802
	$87,960	$(34,680)	$53,280	$70,545	$(22,743)	$47,802

Total intangibles	$1,679,521	$(88,379)	$1,591,142	$1,522,214	$(76,442)	$1,445,772

Amortization expense for the years ended December 31, 2015, 2014 and 2013 was $12.0 million, $8.3 million and $0.3 million, respectively. Based on the current amount of intangible assets subject to amortization, we expect that amortization expense for the succeeding five years will be as follows: 2016, $12.9 million; 2017, $12.3 million; 2018, $7.7 million; 2019, $5.8 million; and 2020, $3.4 million. If and when acquisitions and dispositions occur in the future, actual amounts may vary from these estimates.

Impairment of goodwill and broadcast license

As of December 31, 2015 and 2014, we tested our goodwill, broadcast licenses and other intangible asset recorded values for potential impairment and concluded that the balances were reasonably stated. As a result, we did not record an impairment expense for our goodwill, broadcast licenses or other intangible assets during 2015, 2014 or 2013.

See Note 1 “Description of Business and Summary of Significant Accounting Policies” for further discussion of our accounting policies regarding goodwill, broadcast licenses and other intangible assets.

11.	Subsequent Events

On February 1, 2016, we sold the assets of KAKE-TV (ABC) our station in the Wichita, Kansas television market to Lockwood Broadcasting, Inc., in exchange for the assets of television station WBXX-TV (CW) in the Knoxville, Tennessee television market and $11.2 million of cash. In connection with the disposal of the assets of KAKE-TV, we expect to record a gain of approximately $2.0 million in the first quarter of 2016.

On February 16, 2016, we acquired the television and radio broadcast assets of Schurz for $442.5 million plus transaction related expenses. These television broadcast assets consisted of KWCH-TV (CBS) in the Wichita, Kansas television market; WDBJ-TV (CBS) in the Roanoke-Lynchburg, Virginia television market; KYTV-TV (NBC), KSPR-TV (ABC) and KCZ (CW) in the Springfield, Missouri television market; WAGT-TV (NBC) in the Augusta, Georgia television market; KTUU-TV (NBC) in the Anchorage, Alaska television market; and the ABC programming stream of KOTA-TV in the Rapid City, South Dakota television market. Simultaneously, we divested WSBT-TV (CBS) in the South Bend, Indiana television market to Sinclair Broadcast Group, Inc. in exchange for the assets of its television station WLUC-TV (NBC/FOX) in the Marquette, Michigan televison market. We also arranged for the divestiture of all the assets of Schurz’ radio stations for $16.0 million to independent third-party broadcasters. These radio broadcast assets were located in the South Bend and Lafayette, Indiana radio markets and Rapid City, South Dakota radio market. We do not anticipate recording a gain or loss related to the divestments of the assets of WSBT-TV or the radio stations formerly owned by Schurz. The net acquisition cost of the Schurz Acquisition and Related Transactions was $415.3 million plus transaction related expenses. We used borrowings under the 2016 Term Loan to fund the purchase price of the Schurz Acquisition and Related Transactions and to pay a portion of the related fees and expenses, the remainder of which were paid from cash on hand.

In connection with the consummation of the Schurz Acquisition and Related Transactions, we entered into the Second Amendment and Incremental Facility Agreement to our Senior Credit Facility. Pursuant to the Amendment and Incremental Facility, simultaneous with the consummation of the Schurz Acquisition, we were provided the 2016 Term Loan in an aggregate principal amount of $425.0 million and a $10.0 million increase in the revolving loan commitment under our Senior Credit Facility.

The 2016 Term Loan constitutes an additional term loan, and has the same terms as our existing term loan under the Senior Credit Facility, as amended by the Amendment and Incremental Facility, including a June 13, 2021 maturity date, except that the interest rate applicable to the 2016 Term Loan will be, at our option, either the Base Rate (as defined in the Senior Credit Facility) plus 2.50% or LIBOR plus 3.50%, subject to a LIBOR floor of 0.75%. We are also required to make quarterly principal repayments equal to 0.25% of the outstanding principal amount of the 2016 Term Loan.

Proceeds from borrowings under the 2016 Term Loan were used to fund the cash purchase price to complete the Schurz Acquisition and Related Transactions and to pay a portion of the related fees and expenses.

As a component of the Amendment and Incremental Facility, the maturity date of any revolving loans under the Senior Credit Facility was extended to July 1, 2020 and the interest rate applicable to the existing term loan was modified to be, at our option, either the Base Rate plus 2.1875% or LIBOR plus 3.1875%, subject to a LIBOR floor of 0.75%. Also pursuant to the Amendment and Incremental Facility, the asset sale covenant in the Senior Credit Facility was amended to allow us to (i) dispose of assets so long as the Operating Cash Flow (as defined in the Senior Credit Facility) attributable to any such assets sold in any 12 month period does not exceed 7.5% of our Operating Cash Flow and (ii) dispose of spectrum in connection with the pending incentive auction, without regard to the Operating Cash Flow test set forth above.

Due to the proximity of the closing dates of the Schurz Acquisition and Related Transactions to the the filing date of this annual report, we are unable to present a preliminary purchase price allocation for the acquired businesses. Fair value estimates of assets acquired, liabilities assumed and resulting goodwill will be based upon management’s estimate of the fair values using valuation techniques including income, cost and market approaches. In estimating the fair value of the acquired assets and liabilities assumed, the fair value estimates will be based on, among other factors, expected future revenue and cash flows, expected future growth rates, and estimated discount rates.

12.	Selected Quarterly Financial Data (Unaudited)

	Fiscal Quarter
	First	Second	Third	Fourth
	(In thousands, except for per share data)
Year Ended December 31, 2015:
Revenue (less agency commissions)	$133,303	$143,464	$151,102	$169,487
Operating income	28,058	38,758	29,344	43,897
Net income	5,595	12,110	6,609	14,987

Basic net income per share	$0.10	$0.17	$0.09	$0.21

Diluted net income per share	$0.10	$0.17	$0.09	$0.21

Year Ended December 31, 2014:
Revenue (less agency commissions)	$91,297	$107,249	$131,702	$177,886
Operating income	17,410	23,186	41,156	72,021
Net income	1,277	1,591	13,940	31,253

Basic net income per share	$0.02	$0.03	$0.24	$0.54

Diluted net income per share	$0.02	$0.03	$0.24	$0.53

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2015 identified in connection with this evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The information to be set forth under the headings “Election of Directors,” “Corporate Governance - Board Committees and Membership,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for the 2016 Annual Meeting of Stockholders (to be filed within 120 days after December 31, 2015) is incorporated herein by reference. In addition, the information set forth under "Executive Officers of the Registrant" in Part I of this Report is incorporated herein by reference.

Item 11.	Executive Compensation.

The information to be set forth under the headings “Executive Compensation,” “Report of Management Personnel Committee” and “Compensation Committee Interlocks and Insider Participation” in our definitive Proxy Statement for the 2016 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information to be set forth under the heading "Stock Ownership" in our definitive Proxy Statement for the 2016 Annual Meeting of Stockholders is incorporated herein by reference.

Equity Compensation Plan Information

The following table gives information about the common stock and Class A common stock that may be issued upon the exercise of options, warrants and rights under all existing equity compensation plans as of December 31, 2015.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in 1st column)

Common Stock:
Equity compensation plans approved by security holders	274,746	(1)	$1.99	4,573,898	(1) (2)

Equity compensation plans not approved by security holders	-		$-	-
Total	274,746			4,573,898

Class A Common Stock:
Equity compensation plans approved by security holders	-	(1)	$-	476,193	(1)

Equity compensation plans not approved by security holders	-		$-	-
Total	-			476,193

(1)

Under our 2007 Long Term Incentive Plan, as of December 31, 2015, we were authorized to issue additional awards to acquire up to 3,803,898 shares of either our common stock or our Class A common stock; however, of this amount, we cannot grant share-based awards to acquire in excess of 476,193 shares of our Class A common stock. For purposes of this disclosure, we have assumed the future issuance of share-based awards to acquire 3,327,705 shares of our common stock and 476,193 shares of our Class A common stock, the maximum number of shares of Class A common stock issuable. We may, from time to time in the future, issue awards exercisable for more shares of common stock and less shares of Class A common stock.

(2)	Includes 770,000 shares of our common stock that are issuable under our Directors’ Restricted Stock Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information to be set forth under the headings "Certain Relationships and Related Party Transactions" and "Corporate Governance" in our definitive Proxy Statement for the 2016 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information to be set forth under the heading “Proposal 2 – Ratification of the Company’s Independent Registered Public Accounting Firm for 2016” in our definitive Proxy Statement for the 2016 Annual Meeting of Stockholders concerning principal accountant fees and services is incorporated herein by reference.

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

2.1

Asset Purchase Agreement dated as of September 15, 2014 among Schurz Communications, Inc., certain of its subsidiaries, and Gray Television Group, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 15, 2015)

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

10.2

Second Amended and Restated Credit Agreement, dated as of June 13, 2014, by and among Gray Television, Inc., as borrower, the lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Bank, Bank of America, N.A., as Syndication Agent, Royal Bank of Canada as Documentation Agent and Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and RBC Capital Markets, as Joint Lead Arrangers and Joint Bookrunners (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on June 13, 2014)

10.3

First Amendment and Incremental Facility Agreement dated as of September 15, 2014, to the Second Amended and Restated Credit Agreement dated, as of June 13, 2014, by and among Gray Television, Inc., and the lenders and agents thereto (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 31, 2014)

10.4

Second Amendment and Incremental Facility Agreement dated as of February 16, 2016, to the Second Amended and Restated Credit Agreement dated, as of January 21, 2016, by and among Gray Television, Inc., and the lenders and agents thereto. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on February 17, 2016)

10.5

Collateral Agreement, dated as of March 19, 2007, by and among Gray Television, Inc. and certain of its Subsidiaries as Grantors, in favor of Wachovia Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q (File No. 001-13796) for the quarterly period ended March 31, 2007)

Exhibit Number	Description of Documents

10.6

Guaranty Agreement, dated as of March 19, 2007, by and among certain Subsidiaries of Gray Television, Inc., as Guarantors, in favor of Wachovia Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q (File No. 001-13796) for the quarterly period ended March 31, 2007)

10.7

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

10.9	2007 Long Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012)*

10.10	Description of Annual Incentive Plan Structure (incorporated by reference to Exhibit 10.8 to our Annual Report on Form 10-K for the year ended December 31, 2013)*

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to our Annual Report on Form 10-K for the year ended December 31, 2014)

23.1	Consent of RSM US LLP

31.1	Rule 13a-14(a) Certificate of Chief Executive Officer

31.2	Rule 13a-14(a) Certificate of Chief Financial Officer

32.1	Section 1350 Certificate of Chief Executive Officer

32.2	Section 1350 Certificate of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.

(c)	Financial Statement Schedules – The response to this section is submitted as a part of Item 15 (a) (1) and (2).

GRAY TELEVISION, INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Col. A	Col. B	Col. C		Col. D	Col. E
		Additions
Description	Balance at Beginning of Period	(1) Charged to Costs and Expenses	(2) Charged to Other Accounts (a)	Deductions (b)	Balance at End of Period

Year Ended December 31, 2015:
Allowance for doubtful accounts	$1,667	$606	$-	$(479)	$1,794
Valuation allowance for deferred tax assets	$2,052	$-	$-	$(369)	$1,683

Year Ended December 31, 2014:
Allowance for doubtful accounts	$730	$1,356	$290	$(709)	$1,667
Valuation allowance for deferred tax assets	$2,748	$3	$-	$(699)	$2,052

Year Ended December 31, 2013:
Allowance for doubtful accounts	$2,064	$432	$-	$(1,766)	$730
Valuation allowance for deferred tax assets	$3,157	$92	$-	$(501)	$2,748

(a)

In 2014, the change in the allowance for doubtful accounts represents the fair value of balances assumed in acquisition transactions. See Note 2 “Acquisitions and Dispositions” for further information.

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

Gray Television, Inc.

Date: February 26, 2016	By:	/s/ Hilton H. Howell, Jr.
Hilton H. Howell, Jr.,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: February 26, 2016	By:	/s/ Hilton H. Howell, Jr.
Hilton H. Howell, Jr., Vice-Chairman, President and Chief Executive Officer

Date: February 26, 2016	By:	/s/ Richard L. Boger
Richard L. Boger, Director

Date: February 26, 2016	By:	/s/ T.L. Elder
T. L. Elder, Director

Date: February 26, 2016	By:	/s/ Robin R. Howell
Robin R. Howell, Director

Date: February 26, 2016	By:	/s/ Elizabeth R. Neuhoff
Elizabeth R. Neuhoff, Director

Date: February 26, 2016	By:	/s/ Howell W. Newton
Howell W. Newton, Director

Date: February 26, 2016	By:	/s/ Hugh E. Norton
Hugh E. Norton, Director

Date: February 26, 2016	By:	/s/ Harriett J. Robinson
Harriett J. Robinson, Director

Date: February 26, 2016	By:	/s/ James C. Ryan
James C. Ryan, Executive Vice President and
Chief Financial Officer

Date: February 26, 2016	By:	/s/ Jackson S. Cowart, IV
Jackson S. Cowart, IV, Vice President and Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description of Documents

23.1	Consent of RSM US LLP

31.1	Rule 13a-14(a) Certificate of Chief Executive Officer

31.2	Rule 13a-14(a) Certificate of Chief Financial Officer

32.1	Section 1350 Certificate of Chief Executive Officer

32.2	Section 1350 Certificate of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document