Form 10-Q
period 2016-03-31
GRAY TELEVISION INC
filed 2016-05-09
CIK 43196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016 or

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes           No    ✔

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock (No Par Value)	Class A Common Stock (No Par Value)
66,284,329 shares outstanding as of April 28, 2016	6,404,862 shares outstanding as of April 28, 2016

INDEX

GRAY TELEVISION, INC.

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

GRAY TELEVISION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands)

	March 31,	December 31,
	2016	2015
Assets:
Current assets:
Cash	$120,654	$97,318
Accounts receivable, less allowance for doubtful accounts of $2,269 and $1,794, respectively	137,842	121,473
Current portion of program broadcast rights, net	8,924	10,511
Deferred tax asset	49,444	49,690
Prepaid and other current assets	6,371	6,462
Total current assets	323,235	285,454

Property and equipment, net	322,830	234,475
Broadcast licenses	1,338,861	1,114,626
Goodwill	484,662	423,236
Other intangible assets, net	69,131	53,280
Investment in broadcasting company	13,599	13,599
Other	5,781	3,038
Total assets	$2,558,099	$2,127,708

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands except for share data)

	March 31,	December 31,
	2016	2015
Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$6,068	$4,532
Employee compensation and benefits	21,840	28,983
Accrued interest	25,426	12,717
Accrued network programming fees	8,436	11,945
Other accrued expenses	11,709	14,348
Federal and state income taxes	931	771
Current portion of program broadcast obligations	9,853	10,785
Deferred revenue	3,565	3,514
Current portion of long-term debt	4,250	-
Total current liabilities	92,078	87,595

Long-term debt	1,631,928	1,220,084
Program broadcast obligations, less current portion	2,054	2,171
Deferred income taxes	357,433	351,546
Accrued pension costs	35,857	36,337
Other	648	701
Total liabilities	2,119,998	1,698,434

Commitments and contingencies (Note 7)

Stockholders’ equity:
Common stock, no par value; authorized 100,000,000 shares, issued 71,227,372 shares and 70,989,426 shares, respectively	656,141	655,446
Class A common stock, no par value; authorized 15,000,000 shares, issued 8,073,993 shares and 7,855,381 shares, respectively	19,920	19,325
Accumulated deficit	(154,648)	(163,638)
Accumulated other comprehensive loss, net of income tax benefit	(17,284)	(17,284)
	504,129	493,849
Treasury stock at cost, common stock, 4,943,223 shares and 4,882,705 shares, respecitvely	(42,688)	(41,890)
Treasury stock at cost, Class A common stock, 1,669,131 shares and 1,611,371 shares, respecitvely	(23,340)	(22,685)
Total stockholders’ equity	438,101	429,274
Total liabilities and stockholders’ equity	$2,558,099	$2,127,708

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except for per share data)

	Three Months Ended
	March 31,
	2016	2015

Revenue (less agency commissions)	$173,723	$133,303
Operating expenses before depreciation, amortization and gain on disposal of assets, net:
Broadcast	108,568	86,847
Corporate and administrative	15,678	6,847
Depreciation	11,126	8,798
Amortization of intangible assets	3,888	2,771
Gain on disposal of assets, net	(1,648)	(18)
Operating expenses	137,612	105,245
Operating income	36,111	28,058
Other income (expense):
Miscellaneous income, net	569	7
Interest expense	(21,275)	(18,530)
Income before income taxes	15,405	9,535
Income tax expense	6,415	3,940
Net income	$8,990	$5,595

Basic per share information:
Net income	$0.13	$0.10
Weighted average shares outstanding	71,791	58,224

Diluted per share information:
Net income	$0.12	$0.10
Weighted average shares outstanding	72,582	58,737

Dividends declared per common share	$-	$-

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)

(in thousands, except for number of shares)

										Accumulated
	Class A					Class A		Common		Other
	Common Stock		Common Stock		Accumulated	Treasury Stock		Treasury Stock		Comprehensive
	Shares	Amount	Shares	Amount	Deficit	Shares	Amount	Shares	Amount	Loss	Total

Balance at December 31, 2015	7,855,381	$19,325	70,989,426	$655,446	$(163,638)	(1,611,371)	$(22,685)	(4,882,705)	$(41,890)	$(17,284)	$429,274

Net income	-	-	-	-	8,990	-	-	-	-	-	8,990

Issuance of common stock:
401(k) plan	-	-	446	6	-	-	-	-	-	-	6
2007 Long Term Incentive Plan - restricted stock	218,612	-	237,500	-	-	(57,760)	(655)	(60,518)	(798)	-	(1,453)

Share-based compensation	-	595	-	689	-	-	-	-	-	-	1,284

Balance at March 31, 2016	8,073,993	$19,920	71,227,372	$656,141	$(154,648)	(1,669,131)	$(23,340)	(4,943,223)	$(42,688)	$(17,284)	$438,101

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2016	2015
Operating activities
Net income	$8,990	$5,595
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,126	8,798
Amortization of intangible assets	3,888	2,771
Amortization of deferred loan costs	1,071	799
Net amortization of original issue discount and premium related to long-term debt	(216)	(216)
Amortization of restricted stock and stock option awards	1,284	993
Amortization of program broadcast rights	4,396	3,607
Payments on program broadcast obligations	(3,977)	(3,588)
Common stock contributed to 401(k) plan	6	6
Deferred income taxes	5,887	3,894
Gain on disposal of assets, net	(1,648)	(18)
Other	(505)	2,302
Changes in operating assets and liabilities:
Accounts receivable	3,245	7,304
Other current assets	895	(4,121)
Accounts payable	1,329	1,395
Other current liabilities	(20,220)	(12,662)
Accrued interest	12,709	12,384
Net cash provided by operating activities	28,260	29,243

Investing activities
Acquisitions of television businesses and licenses	(427,448)	-
Proceeds from sale of television station	11,200	-
Purchases of property and equipment	(5,931)	(2,849)
Proceeds from asset sales	1,850	47
Other	167	(129)
Net cash used in investing activities	(420,162)	(2,931)

Financing activities
Proceeds from borrowings on long-term debt	425,000	-
Repayments of borrowings on long-term debt	(1,063)	-
Proceeds from issuance of common stock	-	167,528
Deferred and other loan costs	(8,699)	4
Net cash provided by financing activities	415,238	167,532
Net increase in cash	23,336	193,844
Cash at beginning of period	97,318	30,769
Cash at end of period	$120,654	$224,613

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.     Basis of Presentation

The accompanying condensed consolidated balance sheet of Gray Television, Inc. (and its consolidated subsidiaries, except as the context otherwise provides,“Gray,” the “Company,” “we,” “us,” and “our”) as of December 31, 2015, which was derived from the Company’s audited financial statements as of December 31, 2015 and our accompanying unaudited condensed consolidated financial statements as of March 31, 2016 and for the periods ended March 31, 2016 and 2015 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Our operations consist of one reportable segment. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K”). Our financial condition as of, and operating results for the three-month period ended, March 31, 2016 are not necessarily indicative of the financial condition or results that may be expected for any future interim period or for the year ending December 31, 2016.

Overview

We are a television broadcast company headquartered in Atlanta, Georgia, that owns and/or operates television stations and leading digital assets in markets throughout the United States. As of March 31, 2016, we owned and/or operated television stations in 50 television markets broadcasting approximately 180 programming streams, including 35 affiliates of the CBS Network (“CBS”), 26 affiliates of the NBC Network (“NBC”), 19 affiliates of the ABC Network (“ABC”) and 13 affiliates of the FOX Network (“FOX”).

In addition to our primary broadcast channels, we can also broadcast secondary digital channels within a market. Our secondary digital channels are affiliated with networks different from those affiliated with our primary broadcast channels, and they are operated by us to make better use of our broadcast spectrum by providing supplemental and/or alternative programming in addition to our primary channels. Certain of our secondary digital channels are affiliated with more than one network simultaneously. In addition to affiliations with ABC, CBS and FOX, our secondary channels are affiliated with numerous smaller networks and program services including, the CW Network or the CW Plus Network (collectively, “CW”), MY Network (“MY” or “My Network”), the MeTV Network (“MeTV”), This TV Network (“This TV”), Antenna TV (“Ant.”), Telemundo (“Tel.”), Cozi, Heroes and Icons (“H&I”), MOVIES! Network (“Movies”) and others. We also broadcast local news/weather channels in certain of our existing markets (“News”). Our combined TV station group reaches approximately 9.4% of total United States television households.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires our management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and the notes to the unaudited condensed consolidated financial statements. Our actual results could differ materially from these estimates. The most significant estimates we make relate to our allowance for doubtful accounts in receivables, preliminary purchase price allocations of amounts paid to complete acquisitions, valuation of goodwill and intangible assets, amortization of program broadcast rights and intangible assets, stock-based compensation, pension costs, income taxes, employee medical insurance claims, useful lives of property and equipment and contingencies.

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

The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding for the three-month periods ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended
	March 31,
	2016	2015

Weighted-average shares outstanding-basic	71,791	58,224
Common stock equivalents for stock options and restricted stock	791	513
Weighted-average shares outstanding-diluted	72,582	58,737

Accumulated Other Comprehensive Loss

Our accumulated other comprehensive loss balances as of March 31, 2016 and December 31, 2015 consist of adjustments to our pension liability and the related income tax effect. Our comprehensive income for the three-month periods ended March 31, 2016 and 2015 consisted entirely of net income. Therefore, a consolidated statement of comprehensive income is not presented for the three-month periods ended March 31, 2016 or 2015.

Property and Equipment

Property and equipment are carried at cost. Depreciation is computed principally by the straight-line method. Maintenance, repairs and minor replacements are charged to operations as incurred; major replacements and betterments are capitalized. The cost of any assets sold or retired and the related accumulated depreciation are removed from the accounts at the time of disposition, and any resulting profit or loss is reflected in income or expense for the period. In the three months ended March 31, 2016, our total property and equipment balance, before accumulated depreciation, increased approximately $99.4 million as a result of property and equipment acquired in connection with recent acquisitions of television stations and decreased approximately $3.7 million as a result of the disposition of one television station. There were no acquisitions or dispositions of television stations in the three months ended March 31, 2015. The remaining changes in the balances in the three months ended March 31, 2016 and 2015 were due to routine property and equipment purchases and retirements.

The following table lists the components of property and equipment by major category (dollars in thousands):

			Estimated
	March 31,	December 31,	Useful Lives
	2016	2015	(in years)
Property and equipment:
Land	$44,544	$36,529
Buildings and improvements	121,250	85,626	7	to	40
Equipment	457,544	420,380	3	to	20
	623,338	542,535
Accumulated depreciation	(300,508)	(308,060)
Total property and equipment, net	$322,830	$234,475

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 provides new guidance on revenue recognition for revenue from contracts with customers and will replace most existing revenue recognition guidance when it becomes effective. This guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The standard is intended to improve comparability of revenue recognition practices across entities and provide more useful information through improved financial statement disclosures. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. ASU 2015-14 deferred the effective date of ASU 2014-09 by one year to interim and annual reporting periods beginning after December 15, 2017, and permitted early adoption of the standard, but not before the original effective date of December 15, 2016. The standard permits the use of either the retrospective or cumulative effect transition method. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. This ASU amends the guidance of ASU 2014-09 to clarify the identification of performance obligations and to provide additional licensing implementation guidance. We are currently evaluating the expected impact of the requirements of these ASUs on our financial statements.

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

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 amends the guidance in U.S. GAAP regarding the classification and measurement of financial instruments. The new standard significantly revises an entity’s accounting related to the classification and measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We do not expect that the adoption of this ASU will have a material impact on our financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 will supersede Topic 840, Leases, and thus will supersede nearly all existing lease guidance by requiring the reclassification of lease assets and lease liabilities on the balance sheet and requiring disclosure of key information about leasing arrangements. The standard will be effective for fiscal years beginning after December 15, 2018. We are currently evaluating the impact this ASU will have on our financial condition, results of operations and cash flows.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 amends the guidance in U.S. GAAP with the intent of simplifying several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards, and classification on the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. We do not expect that the adoption of this ASU will have a material impact on our financial statements.

Reclassifications

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 amended previous guidance to require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs were not affected by the amendments in this ASU. In August 2015 the FASB issued ASU No. 2015-15, Interest - Imputation of Interest (Subtopic 835-30) - Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements- Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting. ASU 2015-15 amended previous guidance to codify the June 18, 2015 Staff Announcement that the SEC staff would not object to the deferral and presentation as an asset, and subsequent amortization of such asset, of deferred debt issuance costs related to line of credit arrangements. We adopted these standards as of January 1, 2016. In accordance with these standards, we have reclassified our deferred loan costs to be presented as a reduction in the balance of our long-term debt, less current portion, in our balance sheets as of March 31, 2016 and December 31, 2015. Our deferred loan costs were previously presented as a non-current asset.

2. Acquisitions and Dispositions

On February 1, 2016, to facilitate regulatory approval for the Schurz Acqusition (as defined below), we exchanged the assets of KAKE-TV (ABC) (and its satellite stations) in the Wichita, Kansas television market, for the assets of Lockwood Broadcasting, Inc.’s television station WBXX-TV (CW) in the Knoxville, Tennessee television market and $11.2 million (the “WBXX Acquisition”). In connection with the divestiture of KAKE-TV’s assets, we recorded a gain of approximately $2.0 million, excluding transaction related expenses.

On February 16, 2016, we acquired the television and radio broadcast assets of Schurz Communications, Inc. (“Schurz”) for an adjusted purchase price of $443.4 million plus transaction related expenses (the “Schurz Acquisition”). The acquired television broadcast assets consisted of KWCH-TV (CBS) (and three satellite stations) in the Wichita, Kansas television market; WDBJ-TV (CBS) in the Roanoke-Lynchburg, Virginia television market; KYTV-TV (NBC), KCZ (CW), and certain operating rights related to KSPR-TV (ABC) in the Springfield, Missouri television market; WAGT-TV (NBC) in the Augusta, Georgia television market; KTUU-TV (NBC) in the Anchorage, Alaska television market; two satellite stations and the ABC programming stream of KOTA-TV serving the Rapid City, South Dakota television market; and WSBT-TV (CBS) in the South Bend, Indiana television market. Schurz’s radio broadcast assets were located in the South Bend and Lafayette, Indiana radio markets and Rapid City, South Dakota radio market (the “Schurz Radio Stations”).

Also on February 16, 2016, and to further faciliate regulatory approvals for the Schurz Acquisition, we exchanged the assets of WSBT-TV for the assets of Sinclair Broadcast Group, Inc.’s television station WLUC-TV (NBC/FOX) in the Marquette, Michigan televison market (the “WLUC Acquisition”), and we sold the assets of the Schurz Radio Stations for $16.0 million to three third-party radio broadcasters. The Schurz Acquisition, the WLUC Acquisition, and the sale of the assets of Schurz Radio Stations closed concurrently. Our cost basis for the assets of WSBT-TV and the Schurz Radio Stations was equal to the value received in their respective exchange and divestiture. As a result, we did not record a gain or loss related to the WLUC Acquisition or related to the divestiture of the Schurz Radio Stations.

The Schurz Acquisition, the WBXX Acquisition, the WLUC Acquisition, and the sale of the assets of Schurz Radio Stations are referred to collectively as the “Schurz Acquisition and Related Transactions.” Excluding transaction and financing costs, our net consideration paid for the Schurz Acquisition and Related Transactions (i.e., the Schurz Acquisition adjusted purchase price less cash received from Lockwood Broadcasting, Inc. and the buyers of the Schurz Radio Stations) was $416.2 million.

Also on February 16, 2016, we completed a financing transaction through which we incurred an additional $425.0 million of debt (the “2016 Term Loan”) under our senior credit facility, as amended (the “Senior Credit Facility”) to fund a portion of the purchase price of the Schurz Acquisition and to pay a portion of the related fees and expenses, the remainder of which were paid from cash on hand. See Note 3 “Long-term Debt” for further information regarding our financing activities.

The purchase consideration for the Schurz Acquisition and Related Transactions is summarized as follows (in thousands):

			The Schurz
			Acquisition
			and the
	Divestiture	Acquisition	Acquisition
	of KAKE-TV	of WBXX-TV	of WLUC-TV	Total

Base purchase price	$-	$30,000	$442,500	$472,500
Purchase price adjustment	-	-	948	948
Adjusted purchase price	-	30,000	443,448	473,448
Cash consideration received from sale of Schurz Radio Stations	-	-	(16,000)	(16,000)
Net adjusted purchase price allocated to assets acquired and liabilities assumed	-	30,000	427,448	457,448
Non-cash consideration received	(30,000)	-	-	(30,000)
Cash consideration received	(11,200)	-	-	(11,200)
Net consideration - the Schurz Acquisition and Related Transactions	$(41,200)	$30,000	$427,448	$416,248

Preliminary Fair Value Estimates:

The preliminary fair value estimates of the assets acquired, liabilities assumed and resulting goodwill of the Schurz Acquisition and Related Transactions are summarized as follows (in thousands):

		The Schurz
		Acquisition
		and the
	Acquisition	Acquisition
	of WBXX-TV	of WLUC-TV	Total

Accounts receivable	$-	$19,317	$19,317
Other current assets	442	3,030	3,472
Property and equipment	1,633	97,804	99,437
Goodwill	10,269	61,371	71,640
Broadcast licenses	18,199	231,391	249,590
Other intangible assets	-	19,738	19,738
Other non-current assets	408	3,430	3,838
Current liabilities	(454)	(8,202)	(8,656)
Other long-term liabilities	(497)	(431)	(928)

Total	$30,000	$427,448	$457,448

Amounts in the table above are based upon management’s estimate of the fair values using valuation techniques including income, cost and market approaches.  In estimating the fair value of the acquired assets and assumed liabilities, the fair value estimates are based on, but not limited to, expected future revenue and cash flows, expected future growth rates, and estimated discount rates.

Accounts receivable are recorded at their fair value representing the amount we expect to collect. Gross amounts receivable are approximately $0.2 million more than their recorded fair value.

Property and equipment are recorded at their fair value and are being depreciated over their estimated useful lives ranging from three years to 40 years.

Amounts related to other intangible assets represent the estimated fair values of retransmission agreements of $15.1 million; advertising relationships of $1.6 million; and favorable leases of $2.6 million. These intangible assets are being amortized over their estimated useful lives of approximately 4.9 years for retransmission agreements; approximately 5.5 years for advertising relationships; and approximately 9.6 years for leases.

Goodwill is calculated as the excess of the consideration transferred over the fair value of the identifiable net assets acquired and liabilities assumed, and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce, as well as future synergies that we expect to generate from each acquisition. We have preliminarily recorded $71.6 million of goodwill related to the Schurz Acquisition and Related Transactions. The goodwill recognized related to these acquisitions is deductible for income tax purposes.

The Company’s consolidated results of operations for the three months ended March 31, 2016 include the results of the Schurz Acquisition and Related Transactions from the date of each transaction. Net revenues and operating income attributable thereto and included in our condensed consolidated statements of operations for the three months ended March 31, 2016 were $16.6 million and $5.8 million, respectively. In connection with these acquisitions, we incurred a total of $6.7 million of transaction related costs during the three months ended March 31, 2016, primarily related to legal, consulting and other professional services.

Unaudited Pro Forma Financial Information

The following table sets forth certain unaudited pro forma information for the three months ended March 31, 2016 and 2015 assuming that the Schurz Acquisition and Related Transactions occurred on January 1, 2015 (in thousands, except per share data):

	Three Months Ended
	March 31,
	2016	2015

Revenue (less agency commissions)	$187,070	$157,468

Net income	$4,576	$7,193

Basic net income per share	$0.06	$0.12

Diluted net income per share	$0.06	$0.12

This pro forma financial information is based on historical results of operations of each of Gray, the television stations acquired and the television stations divested in the Schurz Acquisition and Related Transactions, adjusted for the effect of fair value estimates and other acquisition accounting adjustments, and is not necessarily indicative of what our results would have been had we completed each of the Schurz Acquisition and Related Transactions on January 1, 2015 or on any other historical date, nor is it reflective of our expected results of operations for any future period. The pro forma adjustments for the three months ended March 31, 2016 and 2015 reflect depreciation expense and amortization of finite-lived intangible assets related to the fair value of the assets acquired, interest expense resulting from additional borrowings under our Senior Credit Facility and the related tax effects of the adjustments. This pro forma financial information has been prepared based on estimates and assumptions that we believe are reasonable as of the date hereof, and are subject to change based on, among other things, changes in the preliminary allocation of purchase price to the fair value of the assets acquired and liabilities assumed, or any other underlying assumptions.

3.      Long-term Debt

As of March 31, 2016 and December 31, 2015, long-term debt primarily consisted of obligations under our Senior Credit Facility, and our 7½% Senior Notes due 2020 (the “2020 Notes”), as follows (in thousands):

	March 31,	December 31,
	2016	2015
Long-term debt including current portion:
Senior Credit Facility	$980,375	$556,438
2020 Notes	675,000	675,000
Total outstanding principal	1,655,375	1,231,438
Unamortized deferred loan costs - Senior Credit Facility	(14,255)	(6,136)
Unamortized deferred loan costs - 2020 Notes	(8,826)	(9,317)
Unamortized premium - 2020 Notes	3,884	4,099
Less current portion	(4,250)	-
Net carrying value	$1,631,928	$1,220,084

Borrowing availability under Revolving Credit Facility	$60,000	$50,000

Our Senior Credit Facility consists of a revolving loan (the “Revolving Credit Facility”) and term loans under a term loan facility. Excluding accrued interest, the amount outstanding under our Senior Credit Facility as of March 31, 2016 and December 31, 2015 consisted solely of term loan balances totaling $980.4 million and $556.4 million, respectively. Our maximum borrowing availability under our Revolving Credit Facility is limited by our required compliance with certain restrictive covenants, including a first lien net leverage ratio covenant.

In connection with the consummation of the Schurz Acquisition and Related Transactions, effective February 16, 2016, we entered into the Second Amendment and Incremental Facility Agreement to our Senior Credit Facility (the “Second Amendment”). Pursuant to this Second Amendment we borrowed $425.0 million under the 2016 Term Loan to fund a portion of the purchase price of the Schurz Acquisition. The Second Amendment also increased our availability under the Revolving Credit Facility by $10.0 million to a total of $60.0 million.

The 2016 Term Loan constitutes an additional term loan, and has the same terms as our other term loan under the Senior Credit Facility, including a June 13, 2021 maturity date, except that the interest rate applicable to the 2016 Term Loan is, at our option, either the Base Rate (as defined in the Senior Credit Facility) plus 2.50% or LIBOR plus 3.50%, subject to a LIBOR floor of 0.75%. We are also required to make quarterly principal repayments equal to 0.25% of the outstanding principal amount of the 2016 Term Loan.

As a component of the Second Amendment, the maturity date of any revolving loans under the Senior Credit Facility was extended to July 1, 2020 and the interest rate applicable to the existing term loan was modified to be, at our option, either the Base Rate plus 2.1875% or LIBOR plus 3.1875%, subject to a LIBOR floor of 0.75%. Also pursuant to the Second Amendment, the asset sale covenant in the Senior Credit Facility was amended to allow us to (i) dispose of assets so long as the Operating Cash Flow (as defined in the Senior Credit Facility) attributable to any such assets sold in any twelve month period does not exceed 7.5% of our Operating Cash Flow and (ii) dispose of spectrum without regard to the Operating Cash Flow test set forth above. As of March 31, 2016 and December 31, 2015, the interest rate on the balance outstanding under the Senior Credit Facility was 4.1% and 3.8%, respectively. The coupon interest rate was 7.5% and the yield was 7.3% on the 2020 Notes.

As of March 31, 2016 and December 31, 2015, we had $675.0 million of our 2020 Notes outstanding, at their face value.

As of March 31, 2016 and December 31, 2015, we had a deferred loan cost balance, net of accumulated amortization, of $14.3 million and $6.1 million, respectively, related to the Senior Credit Facility; and we had a deferred loan cost balance, net of accumulated amortization, of $8.8 million and $9.3 million, respectively, related to our 2020 Notes.

Collateral, Covenants and Restrictions

Our obligations under the Senior Credit Facility are secured by substantially all of our consolidated subsidiaries' assets, including certain real estate. In addition, all of our subsidiaries are joint and several guarantors of, and our ownership interests in those subsidiaries are pledged to collateralize, our obligations under the Senior Credit Facility. Gray Television, Inc. is a holding company with no material independent assets or operations. For all periods presented, the 2020 Notes have been fully and unconditionally guaranteed, on a joint and several, senior unsecured basis, by all of Gray Television, Inc.'s subsidiaries. As of March 31, 2016, there were no significant restrictions on the ability of Gray Television, Inc.'s subsidiaries to distribute cash to Gray or to our guarantor subsidiaries.

The Senior Credit Facility contains affirmative and restrictive covenants that we must comply with, including (a) limitations on additional indebtedness, (b) limitations on liens, (c) limitations on the sale of assets, (d) limitations on guarantees, (e) limitations on investments and acquisitions, (f) limitations on the payment of dividends and share repurchases, (g) limitations on mergers, and (h) maintenance of a total leverage ratio not to exceed certain maximum limits, as well as other customary covenants for credit facilities of this type. The 2020 Notes include covenants with which we must comply which are typical for borrowing transactions of their nature. As of March 31, 2016, we were in compliance with all required covenants under all our debt obligations.

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

The carrying amount of our long-term debt was $1.6 billion and $1.2 billion, respectively, and the fair value was $1.7 billion and $1.2 billion, respectively, as of March 31, 2016 and December 31, 2015. Fair value of our long-term debt is based on observable estimates provided by third party financial professionals as of March 31, 2016 and December 31, 2015, and as such is classified within Level 2 of the fair value hierarchy.

5.     Retirement Plans

The following table provides the components of net periodic benefit cost for our defined benefit pension plans for the three-month periods ended March 31, 2016 and 2015, respectively (in thousands):

	Three Months Ended March 31,
	2016	2015

Service cost	$-	$1,711
Interest cost	1,184	1,254
Expected return on plan assets	(1,297)	(1,404)
Loss amortization	153	840
Net periodic benefit cost	$40	$2,401

During the three months ended March 31, 2016, we contributed $0.5 million to our defined benefit pension plans. During the remainder of 2016, we expect to contribute $1.7 million to these plans.

During the three months ended March 31, 2016, we contributed $1.4 million in matching contributions to our defined contribution plan, the Gray Television, Inc. Capital Accumulation Plan. During the remainder of 2016, we expect to contribute $4.1 million to this plan, excluding discretionary profit-sharing contributions.

6.     Stock-based Compensation

We recognize compensation expense for stock-based payment awards made to our employees and directors, including stock options and restricted shares under our 2007 Long-Term Incentive Plan, as amended (the “2007 Incentive Plan”) and our Directors’ Restricted Stock Plan. The following table provides our stock-based compensation expense and related income tax benefit for the three-month periods ended March 31, 2016 and 2015 (in thousands).

	Three Months Ended March 31,
	2016	2015
Stock-based compensation expense, gross	$1,284	$993
Income tax benefit at our statutory rate associated with stock-based compensation	(501)	(387)
Stock-based compensation expense, net	$783	$606

2007 Long-Term Incentive Plan

The 2007 Long-Term Incentive Plan, as amended (the “2007 Incentive Plan”) provides for the grant of incentive stock options, nonqualified stock options, restricted stock awards, stock appreciation rights, and performance awards to acquire shares of our Class A common stock or common stock, or the receipt of other awards based on our performance, to our employees and non-employee directors.

During the three-month period ended March 31, 2016, we granted 218,452 shares of restricted common stock to certain employees, of which 72,816 shares will vest on each of January 31, 2017 and 2018; and 72,820 shares will vest on January 31, 2019. Also during the three-month period ended March 31, 2016, we granted 166,677 shares of restricted Class A common stock to an employee, of which 55,559 shares will vest on each of January 31, 2017, 2018 and 2019. During the three-month period ended March 31, 2016, we granted 19,048 shares of restricted common stock to certain non-employee directors, that will vest on January 31, 2017. Also during the three-month period ended March 31, 2016, we granted 51,935 shares of restricted Class A common stock to certain non-employee directors, that will vest on January 31, 2017. During the three-month period ended March 31, 2015, we granted 150,308 shares of restricted common stock to certain employees, of which 50,102 shares vested on January 31, 2016; 50,100 shares will vested on January 31, 2017; and 50,106 shares will vest on January 31,2018. Also during the three months ended March 31, 2015, we granted 229,322 shares of restricted Class A common stock to certain employees, of which 76,442 shares vested January 31, 2016; 76,442 shares will vest on January 31, 2017 and 76,438 shares will vest on January 31, 2018. Also during the three-month period ended March 31, 2015, we granted 58,191 shares of restricted Class A common stock to certain non-employee directors, all of which vested on January 31, 2016.

A summary of restricted common stock activity for the three-month periods ended March 31, 2016 and 2015 is as follows:

	Three Months Ended
	March 31, 2016		March 31, 2015
		Weighted-		Weighted-
		Average		Average
	Number	Grant Date	Number	Grant Date
	of	Fair Value	of	Fair Value
	Shares	Per Share	Shares	Per Share
Restricted stock - common:
Outstanding - beginning of period	337,506	$9.57	385,056	$9.09
Granted	237,500	$12.88	150,308	$10.27
Vested	(178,973)	$8.46	(197,858)	$9.16
Outstanding - end of period	396,033	$12.06	337,506	$9.57

A summary of restricted Class A common stock activity for the three-month periods ended March 31, 2016 and 2015 is as follows:

	Three Months Ended
	March 31, 2016		March 31, 2015
		Weighted-		Weighted-
		Average		Average
	Number	Grant Date	Number	Grant Date
	of	Fair Value	of	Fair Value
	Shares	Per Share	Shares	Per Share
Restricted stock - Class A common:
Outstanding - beginning of period	374,693	$9.46	204,473	$9.81
Granted	218,612	$11.25	287,513	$9.37
Vested	(178,223)	$10.04	(117,293)	$9.85
Outstanding - end of period	415,082	$10.15	374,693	$9.46

A summary of stock option activity related to our common stock for the three-month periods ended March 31, 2016 and 2015 is as follows:

Three Months Ended
	March 31, 2016		March 31, 2015
		Weighted-		Weighted-
	Number of	Average	Number of	Average
	Shares	Exercise	Shares	Exercise
	Underlying	Price	Underlying	Price
	Options	Per Share	Options	Per Share

Stock options - common:
Outstanding - beginning of period	274,746	$1.99	274,746	$1.99
Options exercised	-	$-	-	$-
Options expired	-	$-	-	$-
Outstanding - end of period	274,746	$1.99	274,746	$1.99

Exercisable at end of period	206,064	$1.99	137,376	$1.99

During the three-month period ended March 31, 2016, we did not have any stock options outstanding for our Class A common stock. The aggregate intrinsic value of our outstanding stock options was $2.7 million based on the closing market price of our common stock on March 31, 2016.

7.      Commitments and Contingencies

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

8.      Goodwill and Intangible Assets

During the three-month period ended March 31, 2016, we acquired various television broadcast stations and broadcast licenses. As a result of these acquisitions, our goodwill and intangible balances increased. See Note 2 “Acquisitions and Dispositions” for more information regarding these transactions. A summary of changes in our goodwill and other intangible assets, on a net basis, for the three-month period ended March 31, 2016 is as follows (in thousands):

	Net Balance at					Net Balance at
	December 31,					March 31,
	2015	Additions	Dispositions	Impairments	Amortization	2016

Goodwill	$423,236	$71,640	$(10,214)	$-	$-	$484,662
Broadcast licenses	1,114,626	249,591	(25,356)	-	-	1,338,861
Definite lived intangible assets	53,280	19,739	-	-	(3,888)	69,131
Total intangible assets net of accumulated amortization	$1,591,142	$340,970	$(35,570)	$-	$(3,888)	$1,892,654

As of March 31, 2016, our intangible assets and related accumulated amortization consisted of the following (in thousands):

	As of March 31, 2016			As of December 31, 2015
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Intangible assets not currently subject to amortization:
Broadcast licenses	$1,392,560	$(53,699)	$1,338,861	$1,168,325	$(53,699)	$1,114,626
Goodwill	484,662	-	484,662	423,236	-	423,236
	$1,877,222	$(53,699)	$1,823,523	$1,591,561	$(53,699)	$1,537,862

Intangible assets subject to amortization:
Network affiliation agreements	$1,264	$(1,264)	$-	1,264	$(1,264)	$-
Other definite lived intangible assets	105,965	(36,834)	69,131	86,696	(33,416)	53,280
	$107,229	$(38,098)	$69,131	$87,960	$(34,680)	$53,280

Total intangibles	$1,984,451	$(91,797)	$1,892,654	$1,679,521	$(88,379)	$1,591,142

Amortization expense for the three months ended March 31, 2016 and 2015 was $3.9 million and $2.8 million, respectively. Based on the current amount of intangible assets subject to amortization, we expect that amortization expense for the succeeding five years will be as follows: 2017, $16.3 million; 2018, $11.5 million; 2019, $9.0 million; 2020, $6.1 million; and 2021, $3.2 million. If and when acquisitions and dispositions occur in the future, actual amounts may vary from these estimates.

Impairment of goodwill and broadcast licenses

Our intangible assets are primarily comprised of broadcast licenses. There were no triggering events that required a test of our goodwill or intangible assets for impairment during the three-month periods ended March 31, 2016 or 2015.

9.     Income Taxes

For the three-month periods ended March 31, 2016 and 2015, our income tax expense and effective income tax rates were as follows (dollars in thousands):

	Three Months Ended March 31,
	2016	2015
Income tax expense	$6,415	$3,940
Effective income tax rate	41.6%	41.3%

We estimate our differences between taxable income or loss and recorded income or loss on an annual basis. Our tax provision for each quarter is based upon these full year projections, which are revised each reporting period. These projections incorporate estimates of permanent differences between U.S. GAAP income or loss and taxable income or loss, state income taxes and adjustments to our liability for unrecognized tax benefits to adjust our statutory Federal income tax rate of 35.0% to our effective income tax rate. For the three-month period ended March 31, 2016, these estimates increased or decreased our statutory Federal income tax rate of 35.0% to our effective income tax rate of 41.6% as follows: state income taxes added 4.3%, permanent differences between our U.S. GAAP income and taxable income added 1.0%, discrete adjustments added 1.6%, and adjustments to our reserve for uncertain tax positions resulted in a reduction of 0.3%. For the three-month period ended March 31, 2015, these estimates increased or decreased our statutory Federal income tax rate of 35.0% to our effective income tax rate of 41.3% as follows: state income taxes added 4.6%, permanent differences between our U.S. GAAP income and taxable income added 1.6% and a discrete share based compensation adjustment added 1.0%, and adjustments to our reserve for uncertain tax positions resulted in a reduction of 0.9%.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Introduction

The following analysis of the financial condition and results of operations of Gray Television, Inc. and its consolidated subsidiaries (except as the context otherwise provides, “Gray,” the “Company,” “we,” “us” or “our,”) should be read in conjunction with our unaudited condensed consolidated financial statements and related notes contained in this report and our audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the “2015 Form 10-K”).

Overview

We are a television broadcast company headquartered in Atlanta, Georgia, that owns and/or operates television stations and leading digital assets in markets throughout the United States. As of March 31, 2016, we owned and/or operated television stations in 50 television markets broadcasting approximately 180 programming streams, including 35 affiliates of the CBS Network (“CBS”), 26 affiliates of the NBC Network (“NBC”), 19 affiliates of the ABC Network (“ABC”) and 13 affiliates of the FOX Network (“FOX”).

In addition to our primary broadcast channels, we can also broadcast secondary digital channels within a market. Our secondary digital channels are affiliated with networks different from those affiliated with our primary broadcast channels, and they are operated by us to make better use of our broadcast spectrum by providing supplemental and/or alternative programming in addition to our primary channels. Certain of our secondary digital channels are affiliated with more than one network simultaneously. In addition to affiliations with ABC, CBS and FOX, our secondary channels are affiliated with numerous smaller networks and program services including, the CW Network or the CW Plus Network (collectively, “CW”), MY Network (“MY” or “My Network”), the MeTV Network (“MeTV”), This TV Network (“This TV”), Antenna TV (“Ant.”), Telemundo (“Tel.”), Cozi, Heroes and Icons (“H&I”), MOVIES! Network (“Movies”) and others. We also broadcast local news/weather channels in certain of our existing markets (“News”). Our combined TV station group reaches approximately 9.4% of total United States television households.

Recent Acquisitions and Divestitures

On February 1, 2016, to facilitate regulatory approval for the Schurz Acqusition (as defined below), we exchanged the assets of KAKE-TV (ABC) (and its satellite stations) in the Wichita, Kansas television market, for the assets of Lockwood Broadcasting, Inc.’s television station WBXX-TV (CW) in the Knoxville, Tennessee television market and $11.2 million (the “WBXX Acquisition”). In connection with the divestiture of KAKE-TV’s assets, we recorded a gain of approximately $2.0 million, excluding transaction related expenses.

On February 16, 2016, we acquired the television and radio broadcast assets of Schurz Communications, Inc. (“Schurz”) for an adjusted purchase price of $443.4 million plus transaction related expenses (the “Schurz Acquisition”). The acquired television broadcast assets consisted of KWCH-TV (CBS) (and three satellite stations) in the Wichita, Kansas television market; WDBJ-TV (CBS) in the Roanoke-Lynchburg, Virginia television market; KYTV-TV (NBC), KCZ (CW), and certain operating rights related to KSPR-TV (ABC) in the Springfield, Missouri television market; WAGT-TV (NBC) in the Augusta, Georgia television market; KTUU-TV (NBC) in the Anchorage, Alaska television market; two satellite stations and the ABC programming stream of KOTA-TV serving the Rapid City, South Dakota television market; and WSBT-TV (CBS) in the South Bend, Indiana television market. Schurz’s radio broadcast assets were located in the South Bend and Lafayette, Indiana radio markets and Rapid City, South Dakota radio market (the “Schurz Radio Stations”).

Also on February 16, 2016, and to further faciliate regulatory approvals for the Schurz Acquisition, we exchanged the assets of WSBT-TV for the assets of Sinclair Broadcast Group, Inc.’s television station WLUC-TV (NBC/FOX) in the Marquette, Michigan televison market (the “WLUC Acquisition”), and we sold the assets of the Schurz Radio Stations for $16.0 million to three third-party radio broadcasters. The Schurz Acquisition, the WLUC Acquisition, and the sale of the assets of Schurz Radio Stations closed concurrently. Our cost basis for the assets of WSBT-TV and the Schurz Radio Stations was equal to the value received in their respective exchange and divestiture. As a result, we did not record a gain or loss related to the WLUC Acquisition or related to the divestiture of the Schurz Radio Stations.

The Schurz Acquisition, the WBXX Acquisition, the WLUC Acquisition, and the sale of the assets of Schurz Radio Stations are referred to collectively as the “Schurz Acquisition and Related Transactions.” Excluding transaction and financing costs, our net consideration paid for the Schurz Acquisition and Related Transactions (i.e., the Schurz Acquisition adjusted purchase price less cash received from Lockwood Broadcasting, Inc. and the buyers of the Schurz Radio Stations) was $416.2 million.

Also on February 16, 2016, we completed a financing transaction through which we incurred an additional $425.0 million of debt (the “2016 Term Loan”) under our senior credit facility, as amended (the “Senior Credit Facility”) to fund a portion of the purchase price of the Schurz Acquisition and to pay a portion of the related fees and expenses, the remainder of which were paid from cash on hand. See Note 3 “Long-term Debt” for further information regarding our financing activities.

Collectively, we refer to the stations acquired and retained in 2016 as the “2016 Acquired Stations.” During 2015, we completed six acquisitions which transactions collectively added a total of seven television stations in six markets (four new markets) to our operations at various times during that year, and we refer to the stations acquired in those acquisitions as the “2015 Acquired Stations.”

The purchase consideration for the Schurz Acquisition and Related Transactions is summarized as follows (in thousands):

			The Schurz
			Acquisition
			and the
	Divestiture	Acquisition	Acquisition
	of KAKE-TV	of WBXX-TV	of WLUC-TV	Total

Base purchase price	$-	$30,000	$442,500	$472,500
Purchase price adjustment	-	-	948	948
Adjusted purchase price	-	30,000	443,448	473,448
Cash consideration received from sale of Schurz Radio Stations	-	-	(16,000)	(16,000)
Net adjusted purchase price allocated to assets acquired and liabilities assumed	-	30,000	427,448	457,448
Non-cash consideration received	(30,000)	-	-	(30,000)
Cash consideration received	(11,200)	-	-	(11,200)
Net consideration - the Schurz Acquisition and Related Transactions	$(41,200)	$30,000	$427,448	$416,248

Television Industry Background

The FCC grants broadcast licenses to television stations. There are only a limited number of broadcast licenses available in any geographic area.

Television station revenue is derived primarily from local and national advertising and retransmission consent fees. Television station revenue is derived to a much lesser extent from studio and tower space rental; and commercial production activities. “Advertising” refers primarily to advertisements broadcast by television stations, but it also includes advertisements placed on a television station’s website and sponsorships of television programming and on-line content (such as email messages, mobile applications, and other electronic content distributed by stations). Advertising rates are based upon: (i) the size of a station’s market, (ii) a station’s overall ratings, (iii) a program’s popularity among targeted viewers, (iv) the number of advertisers competing for available time, (v) the demographic makeup of the station’s market, (vi) the availability of alternative advertising media in the market, (vii) the presence of effective sales forces and (viii) the development of projects, features and programs that tie advertiser messages to programming. Rates can also be determined in part by a station’s overall ratings and in-market share, as well as the station’s ratings and market share among particular demographic groups that an advertiser may be targeting. Advertisers’ budgets, which can be affected by broad economic trends, can affect the broadcast industry in general and the revenue of individual broadcast television stations.

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

For the three month period ended March 31, 2016, excluding political advertising revenue, our largest advertising customer category was automotive. For each of the three month periods ended March 31, 2016 and 2015, we earned approximately 23% and 24%, respectively, of our total broadcast advertising revenue, excluding political advertising revenue, from automotive customers. Our business and operating results could be materially adversely affected if advertising revenue from automotive customers were to decrease significantly. Our business and operating results could also be materially adversely affected if revenue decreased from one or more other significant advertising categories, such as the medical, restaurant, communications, furniture and appliances, entertainment, or financial service industries.

Reclassification of Revenue

Historically, we have reported our local television advertising revenues and our internet advertising revenues (internet/digital/mobile) separately. Beginning in 2016, we will report a single line item identified as “Local (including internet/digital/mobile)” which will combine both our local television advertising revenues and our internet/digital/mobile advertising revenues. Since this revenue originates within each local market in which we operate and is sold by each local sales force, we believe this classification is more consistent and more representative of our operating focus, to maximize all aspects of local revenue. All prior periods presented have been reclassified to reflect our our current presentation.

Please see our “Results of Operations” and “Liquidity and Capital Resources” sections below for further discussion of our operating results.

Revenue

Set forth below are the principal types of revenue, less agency commissions, earned by us for the periods indicated and the percentage contribution of each type of revenue to our total revenue (dollars in thousands):

	Three Months Ended March 31,
	2016		2015
		Percent		Percent
	Amount	of Total	Amount	of Total
Revenue:
Local (including internet/digital/mobile)	$89,354	51.4%	$74,865	56.2%
National	22,079	12.7%	17,767	13.3%
Political	9,655	5.6%	1,159	0.9%
Retransmission consent	47,269	27.2%	36,251	27.2%
Other	5,366	3.1%	3,261	2.4%
Total	$173,723	100.0%	$133,303	100.0%

Results of Operations

Three Months Ended March 31, 2016 (“2016 three-month period”) Compared to Three Months Ended March 31, 2015 (“2015 three-month period”)

Revenue. Total revenue increased $40.4 million, or 30%, to $173.7 million in the 2016 three-month period. Revenue from the 2016 Acquisitions and 2015 Acquisitions accounted for approximately $30.7 million of our total revenue in the 2016 three-month period. The 2015 Acquired Stations were acquired subsequent to March 31, 2015. Our total revenue for all of our stations increased primarily due to increases in local advertising revenue and retransmission consent revenue. Local advertising revenue increased $14.5 million, or 19%, to $89.4 million. Our local advertising revenue increased primarily due to revenue from the 2016 Acquired Stations, the 2015 Acquired Stations and an improving economic environment. National advertising revenue increased $4.3 million, or 24%, to $22.1 million in the 2016 three-month period compared to the 2015 three-month period due to revenue from the 2016 Acquired Stations and the 2015 Acquired Stations.  Local and national advertising revenue included approximately $2.1 million of revenue from the broadcast of the 2016 Super Bowl on our CBS channels, an increase of approximately $0.6 million compared to the $1.5 million of revenue from the broadcast of the 2015 Super Bowl on our NBC channels. Political advertising revenue increased $8.5 millon, or 733%, to $9.7 million in the 2016 three-month period, due to 2016 being the “on year” of the two year election cycle which resulted in increased spending by political candidates, political parties and special interest groups. Retransmission consent revenue increased $11.0 million, or 30%, to $47.3 million due to additional retransmission consent revenue from the 2016 Acquired Stations and 2015 Acquired Stations and increased retransmission consent rates.

Our five largest local and national advertising categories on a combined local and national basis by customer type, excluding political advertising, demonstrated the following changes during the 2016 three-month period compared to the 2015 three-month period: automotive increased 2%; medical increased 4%; furniture and appliances increased 5%; restaurant increased 2%; and communications decreased 12%.

Broadcast Expenses. Broadcast expenses (before depreciation, amortization and gain or loss on disposal of assets) increased $21.7 million, or 25%, to $108.6 million in the 2016 three-month period due primarily to increases in non-compensation expense of $11.1 million and compensation expense of $10.6 million. The 2016 Acquired Stations and 2015 Acquired Stations accounted for approximately $18.4 million of broadcast expense in the 2016 three-month period. In addition to the impact of the 2016 Acquired Stations and the 2015 Acquired Stations, non-compensation expense increased primarily due to increases in network affiliation fees, programming costs, software license fees, consulting fees, and utilities. In addition to the impact of the 2016 Acquired Stations and the 2015 Acquired Stations, compensation expense increased primarily due to increases in salaries, incentive compensation, and healthcare and defined contribution plan expenses. During the 2016 three-month period and the 2015 three-month period, we recorded broadcast non-cash stock-based compensation expense of $0.3 million and $0.2 million, respectively.

Corporate and Administrative Expenses. Corporate and administrative expenses (before depreciation, amortization and gain or loss on disposal of assets) increased $8.8 million, or 129%, to $15.7 million, due primarily to increases in non-compensation expense of $8.5 million and increases in compensation expense of $0.3 million. Non-compensation expense increased primarily due to legal and other professional fees associated with acquisition of the 2016 Acquired Stations of $6.7 million. Compensation expense increased primarily due to increases in bonuses. During the 2016 three-month period and the 2015 three-month period, we recorded corporate non-cash stock-based compensation expense of $1.0 million and $0.7 million, respectively.

Depreciation. Depreciation of property and equipment totaled $11.1 million and $8.8 million for the 2016 three-month period and the 2015 three-month period, respectively. Depreciation increased primarily due to the addition of depreciable assets acquired as a part of the 2016 Acquired Stations and 2015 Acquired Stations.

Interest Expense. Interest expense increased $2.7 million, or 15%, to $21.3 million for the 2016 three-month period compared to the 2015 three-month period. This increase was attributable to an increase in the average borrowings outstanding, partially offset by a decrease in our average interest rates. The average interest rate on our total outstanding debt balance was 5.6% and 5.8% during the 2016 three-month period and the 2015 three-month period, respectively. Our average outstanding debt balance was $1.5 billion and $1.2 billion during the 2016 three-month period and the 2015 three-month period, respectively, with the increase primarily attributable to the borrowings to finance the Schurz Acquisition.

Income tax expense. We recognized income tax expense of $6.4 million and $3.9 million in the 2016 three-month period and the 2015 three-month period, respectively. For the 2016 three-month period and the 2015 three-month period, our effective income tax rate was 41.6% and 41.3%, respectively. We estimate our differences between taxable income or loss and recorded income or loss on an annual basis. Our tax provision for each quarter is based upon these full year projections which are revised each reporting period. These projections incorporate estimates of permanent differences between U.S. GAAP income or loss and taxable income or loss, state income taxes and adjustments to our liability for unrecognized tax benefits. For the 2016 three-month period, these estimates increased or decreased our statutory Federal income tax rate of 35.0% to our effective income tax rate of 41.6% as follows: state income taxes added 4.3%, permanent differences between our U.S. GAAP income and taxable income added 1.0%, and a discrete adjustment added 1.6%, and adjustments to our reserve for uncertain tax positions resulted in a reduction of 0.3%.

Liquidity and Capital Resources

General

The following table presents data that we believe is helpful in evaluating our liquidity and capital resources (in thousands).

	Three Months Ended
	March 31,
	2016	2015
Net cash provided by operating activities	$28,260	$29,243
Net cash used in investing activities	(420,162)	(2,931)
Net cash provided by financing activities	415,238	167,532
Net increase in cash	$23,336	$193,844

	As of
	March 31,	December 31,
	2016	2015
Cash	$120,654	$97,318
Long-term debt, including current portion	$1,636,178	$1,220,084
Borrowing availability under the Revolving Credit Facility	$60,000	$50,000

Our Senior Credit Facility consists of a revolving loan (the “Revolving Credit Facility”) and term loans. Excluding accrued interest, the amount outstanding under our Senior Credit Facility as of March 31, 2016 and December 31, 2015 consisted solely of term loan balances totaling $980.4 million and $556.4 million, respectively. Our maximum borrowing availability under our Revolving Credit Facility is limited by our required compliance with certain restrictive covenants, including a first lien net leverage ratio covenant.

In connection with the consummation of the Schurz Acquisition and Related Transactions, we entered into the Second Amendment. Pursuant to this Second Amendment we funded the Schurz Acquisition and paid a portion of the related fees and expenses. The principal amount of the incremental facility was $425.0 million (the “2016 Term Loan”). The Second Amendment also increased the Revolving Credit Facility by $10.0 million to a total of $60.0 million.

The 2016 Term Loan constitutes an additional term loan, and has the same terms as our other term loan under the Senior Credit Facility, as amended by the Second Amendment, including a June 13, 2021 maturity date, except that the interest rate applicable to the 2016 Term Loan will be, at our option, either the Base Rate (as defined in the Senior Credit Facility) plus 2.50% or LIBOR plus 3.50%, subject to a LIBOR floor of 0.75%. We are also required to make quarterly principal repayments equal to 0.25% of the outstanding principal amount of the 2016 Term Loan.

As a component of the Second Amendment, the maturity date of any revolving loans under the Senior Credit Facility was extended to July 1, 2020 and the interest rate applicable to the other term loan was modified to be, at our option, either the Base Rate plus 2.1875% or LIBOR plus 3.1875%, subject to a LIBOR floor of 0.75%. Also pursuant to the Second Amendment, the asset sale covenant in the Senior Credit Facility was amended to allow us to (i) dispose of assets so long as the Operating Cash Flow (as defined in the Senior Credit Facility) attributable to any such assets sold in any 12 month period does not exceed 7.5% of our Operating Cash Flow and (ii) dispose of spectrum, without regard to the Operating Cash Flow test set forth above. As of March 31, 2016 and December 31, 2015, the interest rate on the balance outstanding under the Senior Credit Facility was 4.1% and 3.8%, respectively. The coupon interest rate was 7.5% and the yield was 7.3% on the 2020 Notes.

As of March 31, 2016 and December 31, 2015, we had $675.0 million of our 2020 Notes outstanding, at their face value.

As of March 31, 2016 and December 31, 2015, we had a deferred loan cost balance, net of accumulated amortization, of $14.3 million and $6.1 million, respectively, related to the Senior Credit Facility; and we had a deferred loan cost balance, net of accumulated amortization, of $8.8 million and $9.3 million, respectively, related to our 2020 Notes.

Our obligations under the Senior Credit Facility are secured by substantially all of our consolidated subsidiaries' assets, including certain real estate. In addition, all of our subsidiaries are joint and several guarantors of, and our ownership interests in those subsidiaries are pledged to collateralize, our obligations under the Senior Credit Facility. Gray Television, Inc. is a holding company with no material independent assets or operations. For all periods presented, the 2020 Notes have been fully and unconditionally guaranteed, on a joint and several, senior unsecured basis, by all of Gray Television, Inc.'s subsidiaries. As of March 31, 2016, there were no significant restrictions on the ability of Gray Television, Inc.'s subsidiaries to distribute cash to Gray or to the guarantor subsidiaries.

The Senior Credit Facility contains affirmative and restrictive covenants that we must comply with, including (a) limitations on additional indebtedness, (b) limitations on liens, (c) limitations on the sale of assets, (d) limitations on guarantees, (e) limitations on investments and acquisitions, (f) limitations on the payment of dividends and share repurchases, (g) limitations on mergers, and (h) maintenance of a total leverage ratio not to exceed certain maximum limits, as well as other customary covenants for credit facilities of this type. The 2020 Notes include covenants with which we must comply which are typical for borrowing transactions of this nature. As of March 31, 2016, we were in compliance with all required covenants under all our debt obligations.

Net Cash Provided By (Used In) Operating, Investing and Financing Activities

Net cash provided by operating activities was $28.3 million in the 2016 three-month period compared to net cash provided by operating activities of $29.2 million in the 2015 three-month period. The decrease of $0.8 million in the 2016 period was primarily the net result of a $3.4 million increase in net income, excluding $1.9 million net increase in non-cash expenses, primarily depreciation, amortization of intangible assets and deferred taxes, partially offset by $6.3 million in cash used by working capital, each primarily due to the impact of the 2016 Acquired Stations and 2015 Acquired Stations.

Net cash used in investing activities was $420.2 million in the 2016 three-month period compared to net cash used in investing activities of $2.9 million for the 2015 three-month period. The increase in cash used in investing activities was largely due to cash used to complete the acquisition of the 2016 Acquired Stations and to purchases of property and equipment at a greater number of stations in the 2016 three-month period compared to the 2015 three-month period. The 2015 Acquired Stations were acquired subsequent to March 31, 2015.

Net cash provided by financing activities was approximately $415.2 million in the 2016 three-month period compared to net cash provided by financing activities of $167.5 million in the 2015 three-month period. Cash provided by financing activities increased in the 2016 three-month period primarily due to the $425.0 million incremental term loan borrowing, net of $8.7 million of deferred loan costs. In the 2015 three-month period, we completed an underwritten public offering of 13.5 million shares of our common stock at a price to the public of $13.00 per share. The net proceeds of the offering in the 2015 three-month period were $167.5 million, after deducting underwriting discounts of $7.5 million and expenses of $0.7 million.

Liquidity

As of March 31, 2016, we have $4.3 million in debt principal payments due over the next twelve months. We estimate that we will make approximately $90.8 million in debt interest payments over the twelve months immediately following March 31, 2016. Excluding our pending acquisitions, our capital expenditures may increase to between $35.0 million and $40.0 million during the twelve months immediately following March 31, 2016.

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

Capital Expenditures

Capital expenditures in the 2016 and 2015 three-month periods were $5.9 million and $2.8 million, respectively. We anticipate that our capital expenditures for the remainder of 2016 will range between approximately $33.0 million and $35.0 million.

Other

We file a consolidated federal income tax return and such state and local tax returns as are required. As a result of our utilization of certain of our net operating loss carryforwards, we have begun, and expect to continue to pay more significant amounts of Federal and state income taxes in 2016 and beyond.

We do not believe that inflation has had a significant impact on our results of operations nor do we expect it to have a significant effect upon our business in the near future.

During the three months ended March 31, 2016, we contributed $0.5 million to our defined benefit pension plans. During the remainder of 2016, we expect to contribute $1.7 million to these pension plans.

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. GAAP requires management to make judgments and estimations that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. We consider our accounting policies relating to intangible assets and income taxes to be critical policies that require judgments or estimations in their application where variances in those judgments or estimations could make a significant difference to future reported results. These critical accounting policies and estimates are more fully discussed in our 2015 Form 10-K.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are all statements other than those of historical fact. When used in this Quarterly Report, the words “believes,” “expects,” “anticipates,” “estimates,” “will,” “may,” “should” and similar words and expressions are generally intended to identify forward-looking statements. Among other things, statements that describe our expectations regarding our results of operations, general and industry-specific economic conditions, future pension plan contributions and capital expenditures are forward-looking statements. Readers of this Quarterly Report are cautioned that any forward-looking statements, including those regarding the intent, belief or current expectations of our management, are not guarantees of future performance, results or events and involve risks and uncertainties, and that actual results and events may differ materially from those contained in the forward-looking statements as a result of various factors including, but not limited to, those listed under the heading “Risk Factors” in our 2015 Form 10-K and as may be described in subsequently filed quarterly reports on Form 10-Q, as well as the other factors described from time to time in our filings with the Securities and Exchange Commission. Forward-looking statements speak only as of the date they are made. We undertake no obligation to update such forward-looking statements to reflect subsequent events or circumstances.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

We believe that the market risk of our financial instruments as of March 31, 2016 has not materially changed since December 31, 2015. Our market risk profile on December 31, 2015 is disclosed in our 2015 Form 10-K.

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

There were no changes in our internal control over financial reporting during the three-month period ended March 31, 2016 identified in connection with this evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

Please refer to the information set out under the heading “Risk Factors” in Part I, Item 1A in our 2015 Form 10-K for a description of risk factors that we determined to be most material to our financial condition and results of operations. We do not believe there have been any material changes in these risk factors. Additional risks not currently known to us or that we do not currently consider material may also materially adversely affect our financial condition and results of operations in the future.

Item 6. Exhibits

The following exhibits are filed as part of this Quarterly Report:

Exhibit 10.1

Second Amendment and Incremental Facility Agreement dated as of February 16, 2016, to the Second Amended and Restated Credit Agreement dated, as of January 21, 2016, by and among Gray Television, Inc., and the lenders and agents thereto. (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on February 17, 2016)

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

GRAY TELEVISION, INC.

Date: May 9, 2016	By:	/s/ James C. Ryan
James C. Ryan
Executive Vice President and Chief Financial Officer