Form 10-Q
period 2016-06-30
GRAY TELEVISION INC
filed 2016-08-04
CIK 43196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016 or

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes           No     ✔

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock (No Par Value)	Class A Common Stock (No Par Value)
66,285,029 shares outstanding as of July 29, 2016	6,404,862 shares outstanding as of July 29, 2016

INDEX

GRAY TELEVISION, INC.

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

GRAY TELEVISION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands)

	June 30,	December 31,
	2016	2015
Assets:
Current assets:
Cash	$176,345	$97,318
Accounts receivable, less allowance for doubtful accounts of $2,509 and $1,794, respectively	147,839	121,473
Current portion of program broadcast rights, net	4,505	10,511
Deferred tax asset	49,444	49,690
Prepaid and other current assets	19,228	6,462
Total current assets	397,361	285,454

Property and equipment, net	320,720	234,475
Broadcast licenses	1,338,861	1,114,626
Goodwill	485,597	423,236
Other intangible assets, net	64,675	53,280
Investments in broadcasting and technology companies	16,599	13,599
Other	21,463	3,038
Total assets	$2,645,276	$2,127,708

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands except for share data)

	June 30,	December 31,
	2016	2015
Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$3,357	$4,532
Employee compensation and benefits	24,777	28,983
Accrued interest	14,025	12,717
Accrued network programming fees	11,754	11,945
Other accrued expenses	8,027	14,370
Federal and state income taxes	751	771
Current portion of program broadcast obligations	5,148	10,785
Deferred revenue	6,113	3,514
Total current liabilities	73,952	87,617

Long-term debt	1,705,361	1,220,084
Program broadcast obligations, less current portion	4,021	2,171
Deferred income taxes	368,861	351,546
Accrued pension costs	34,784	36,337
Other	1,254	679
Total liabilities	2,188,233	1,698,434

Commitments and contingencies (Note 7)

Stockholders’ equity:
Common stock, no par value; authorized 100,000,000 shares, issued 71,228,023 shares and 70,989,426 shares, respectively	656,806	655,446
Class A common stock, no par value; authorized 15,000,000 shares, issued 8,073,993 shares and 7,855,381 shares, respectively	20,535	19,325
Accumulated deficit	(136,986)	(163,638)
Accumulated other comprehensive loss, net of income tax benefit	(17,284)	(17,284)
	523,071	493,849
Treasury stock at cost, common stock, 4,943,223 shares and 4,882,705 shares, respectively	(42,688)	(41,890)
Treasury stock at cost, Class A common stock, 1,669,131 shares and 1,611,371 shares, respectively	(23,340)	(22,685)
Total stockholders’ equity	457,043	429,274
Total liabilities and stockholders’ equity	$2,645,276	$2,127,708

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands except for per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Revenue (less agency commissions)	$196,633	$143,464	$370,356	$276,767
Operating expenses before depreciation, amortization and loss (gain) on disposal of assets, net:
Broadcast	117,335	86,445	225,903	173,292
Corporate and administrative	8,524	6,444	24,202	13,291
Depreciation	11,617	8,754	22,743	17,552
Amortization of intangible assets	4,242	2,731	8,130	5,502
Loss (gain) on disposals of assets, net	1,228	332	(420)	314
Operating expenses	142,946	104,706	280,558	209,951
Operating income	53,687	38,758	89,798	66,816
Other income (expense):
Miscellaneous income, net	141	67	710	74
Interest expense	(24,269)	(18,587)	(45,544)	(37,117)
Income before income taxes	29,559	20,238	44,964	29,773
Income tax expense	11,897	8,128	18,312	12,068
Net income	$17,662	$12,110	$26,652	$17,705

Basic per share information:
Net income	$0.25	$0.17	$0.37	$0.27
Weighted-average shares outstanding	71,878	71,637	71,835	64,968

Diluted per share information:
Net income	$0.24	$0.17	$0.37	$0.27
Weighted-average shares outstanding	72,748	72,270	72,665	65,529

Dividends declared per common share	$-	$-	$-	$-

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)

(in thousands, except for number of shares)

										Accumulated
	Class A					Class A		Common		Other
	Common Stock		Common Stock		Accumulated	Treasury Stock		Treasury Stock		Comprehensive
	Shares	Amount	Shares	Amount	Deficit	Shares	Amount	Shares	Amount	Loss	Total

Balance at December 31, 2015	7,855,381	$19,325	70,989,426	$655,446	$(163,638)	(1,611,371)	$(22,685)	(4,882,705)	$(41,890)	$(17,284)	$429,274

Net income	-	-	-	-	26,652	-	-	-	-	-	26,652

Issuance of common stock:
401(k) plan	-	-	1,097	14	-	-	-	-	-	-	14
2007 Long Term Incentive Plan - restricted stock	218,612	-	237,500	-	-	(57,760)	(655)	(60,518)	(798)	-	(1,453)

Share-based compensation	-	1,210	-	1,346	-	-	-	-	-	-	2,556

Balance at June 30, 2016	8,073,993	$20,535	71,228,023	$656,806	$(136,986)	(1,669,131)	$(23,340)	(4,943,223)	$(42,688)	$(17,284)	$457,043

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2016	2015
Operating activities
Net income	$26,652	$17,705
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	22,743	17,552
Amortization of intangible assets	8,130	5,502
Amortization of deferred loan costs	2,267	1,597
Amortization of original issue discount and premium related to long-term debt, net	(432)	(432)
Amortization of restricted stock and stock option awards	2,556	2,002
Amortization of program broadcast rights	9,209	7,160
Payments on program broadcast obligations	(9,130)	(7,141)
Common stock contributed to 401(k) plan	14	13
Deferred income taxes	17,315	11,937
(Gain) loss on disposal of assets, net	(420)	314
Other	731	(161)
Changes in operating assets and liabilities:
Accounts receivable	(6,152)	1,462
Other current assets	(12,474)	(8,557)
Accounts payable	(1,381)	(1,387)
Other current liabilities	(16,914)	(10,189)
Accrued interest	1,309	(4,907)
Net cash provided by operating activities	44,023	32,470

Investing activities
Acquisitions of television businesses and broadcast licenses	(427,448)	-
Proceeds from sale of television station	11,200	-
Purchases of property and equipment	(13,475)	(8,396)
Proceeds from asset sales	1,910	101
Acquisition prepayments and other	(20,624)	(143)
Net cash used in investing activities	(448,437)	(8,438)

Financing activities
Proceeds from borrowings on long-term debt	925,000	-
Repayments of borrowings on long-term debt	(425,000)	-
Proceeds from issuance of common stock	-	167,378
Deferred and other loan costs	(16,559)	4
Net cash provided by financing activities	483,441	167,382
Net increase in cash	79,027	191,414
Cash at beginning of period	97,318	30,769
Cash at end of period	$176,345	$222,183

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.     Basis of Presentation

The accompanying condensed consolidated balance sheet of Gray Television, Inc. (and its consolidated subsidiaries, except as the context otherwise provides,“Gray,” the “Company,” “we,” “us,” and “our”) as of December 31, 2015, which was derived from the Company’s audited financial statements as of December 31, 2015, and our accompanying unaudited condensed consolidated financial statements as of June 30, 2016 and for the periods ended June 30, 2016 and 2015 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Our operations consist of one reportable segment. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K”). Our financial condition as of, and operating results, for the six-month period ended June 30, 2016 are not necessarily indicative of the financial condition or results that may be expected for any future interim period or for the year ending December 31, 2016.

Overview

We are a television broadcast company headquartered in Atlanta, Georgia, that owns and/or operates television stations and leading digital assets in markets throughout the United States. As of June 30, 2016, we owned and/or operated television stations in 51 television markets broadcasting over 185 programming streams, including 36 affiliates of the CBS Network (“CBS”), 27 affiliates of the NBC Network (“NBC”), 19 affiliates of the ABC Network (“ABC”) and 14 affiliates of the FOX Network (“FOX”).

In addition to a primary broadcast channel, each of our stations can also broadcast additional, secondary digital channels within the same broadcast bandwidth, but with different programming from the primary channel. In addition to affiliations with ABC, CBS, FOX and NBC, our secondary channels are affiliated with numerous smaller networks and program services including, among others, the CW Network or the CW Plus Network (collectively, “CW”), MY Network (“MY” or “My Network”), the MeTV Network (“MeTV”), This TV Network (“This TV”), Antenna TV (“Ant.”), Telemundo (“Tel.”), Cozi, Heroes and Icons (“H&I”) and MOVIES! Network (“Movies”). Certain of our secondary digital channels are affiliated with more than one network simultaneously. We also broadcast local news/weather channels in some markets (“News”). Our combined TV station group currently reaches approximately 9.5% of total United States television households.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires our management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and the notes to the unaudited condensed consolidated financial statements. Our actual results could differ materially from these estimates. The most significant estimates we make relate to our allowance for doubtful accounts in receivables, preliminary purchase price allocations of amounts paid to complete acquisitions, valuation of goodwill and intangible assets, amortization of program broadcast rights and intangible assets, share-based compensation, pension costs, income taxes, employee medical insurance claims, useful lives of property and equipment, and contingencies.

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

The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding for the three and six-month periods ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Weighted-average shares outstanding-basic	71,878	71,637	71,835	64,968
Common stock equivalents for stock options and restricted shares	870	633	830	561
Weighted-average shares outstanding-diluted	72,748	72,270	72,665	65,529

Accumulated Other Comprehensive Loss

Our accumulated other comprehensive loss balances as of June 30, 2016 and December 31, 2015 consist of adjustments to our pension liability and the related income tax benefit. Our comprehensive income for the three and six-month periods ended June 30, 2016 and 2015 consisted entirely of net income. Therefore, a consolidated statement of comprehensive income is not presented for the three and six-month periods ended June 30, 2016 and 2015.

Property and Equipment

Property and equipment are carried at cost. Depreciation is computed principally by the straight-line method. Maintenance, repairs and minor replacements are charged to operations as incurred; major replacements and betterments are capitalized. The cost of any assets sold or retired and the related accumulated depreciation are removed from the accounts at the time of disposition, and any resulting profit or loss is reflected in income or expense for the period. In the six months ended June 30, 2016, our total property and equipment balance, before accumulated depreciation, increased approximately $102.7 million as a result of property and equipment acquired in connection with recent acquisitions of television stations, and decreased approximately $3.7 million as a result of the disposition of one television station. There were no acquisitions or dispositions of television stations in the six months ended June 30, 2015. The remaining changes in the balances in the six months ended June 30, 2016 and 2015 were due to routine property and equipment purchases and retirements.

The following table lists the components of property and equipment by major category (dollars in thousands):

			Estimated
	June 30,	December 31,	Useful Lives
	2016	2015	(in years)
Property and equipment:
Land	$45,242	$36,529
Buildings and improvements	126,185	85,626	7	to	40
Equipment	458,602	420,380	3	to	20
	630,029	542,535
Accumulated depreciation	(309,309)	(308,060)
Total property and equipment, net	$320,720	$234,475

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

Investments in Broadcasting and Technology Companies

On April 14, 2016, we made a $3.0 million strategic equity investment in Syncbak, a technology company that replicates over-the-air broadcasts for delivery over-the-top of the Internet. This investment does not represent a controlling interest in Syncbak, nor are we committed to fund Syncbak’s operations. One member of our senior management holds a seat on the Syncbak’s board of directors. We do not believe that we have significant influence over management or operations, and, as such, we account for this investment using the cost method of accounting for investments and is reflected as a non-current asset on our balance sheet. We will evaluate this investment periodically for impairment.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 provides new guidance on revenue recognition for revenue from contracts with customers and will replace most existing revenue recognition guidance when it becomes effective. This guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The standard is intended to improve comparability of revenue recognition practices across entities and provide more useful information through improved financial statement disclosures. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. ASU 2015-14 deferred the effective date of ASU 2014-09 by one year to interim and annual reporting periods beginning after December 15, 2017, and permitted early adoption of the standard, but not before the original effective date of December 15, 2016. The standard permits the use of either the retrospective or cumulative effect transition method. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. This ASU amends the guidance of ASU 2014-09 to clarify the identification of performance obligations and to provide additional licensing implementation guidance. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow Scope Improvements and Practical Expedients. This ASU was issued to provide guidance in assessing collectibility, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition, in order to reduce the potential for diversity in practice at initial application, and to reduce the cost and complexity of applying the standard. We are currently evaluating the expected impact of the requirements of these ASUs on our financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740) – Balance Sheet Classification of Deferred Taxes. ASU 2015-17 requires a “noncurrent” presentation of all deferred income taxes. Entities with publicly traded securities are required to apply the new guidance beginning in the annual reporting period beginning after December 15, 2016, and interim periods thereafter. We expect that the affected amounts on our balance sheets will be reclassified within our balance sheets to conform to this standard.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 will supersede Topic 840, Leases, and thus will supersede nearly all existing lease guidance by requiring the reclassification of lease assets and lease liabilities on the balance sheet and requiring disclosure of key information about leasing arrangements. The standard will be effective for fiscal years beginning after December 15, 2018. We are currently evaluating the expected impact that this ASU will have on our financial condition, results of operations and cash flows.

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

Reclassifications

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 amended previous guidance to require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs were not affected by the amendments in this ASU. In August 2015, the FASB issued ASU No. 2015-15, Interest - Imputation of Interest (Subtopic 835-30) - Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements- Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting. ASU 2015-15 amended previous guidance to codify the June 18, 2015 Staff Announcement that the SEC staff would not object to the deferral and presentation as an asset, and subsequent amortization of such asset, of deferred debt issuance costs related to line of credit arrangements. We adopted these standards as of January 1, 2016. In accordance with these standards, we have reclassified our deferred loan costs as a reduction in the balance of our long-term debt in our balance sheets as of June 30, 2016 and December 31, 2015. Our deferred loan costs were previously presented as a non-current asset. In addition, certain other current and non-current liabilities have been reclassified to conform to the current year presentation.

2. Acquisitions and Dispositions

As previously disclosed, February 16, 2016, we completed the acquisition of the television and radio broadcast assets of Schurz Communications, Inc. (“Schurz”) for an adjusted purchase price of $443.4 million plus transaction related expenses (the “Schurz Acquisition”).

Also as previously disclosed, and to facilitate regulatory approval for the Schurz Acquisition, on February 1, 2016, we exchanged the assets of KAKE-TV (ABC) (and its satellite stations) in the Wichita, Kansas television market, for the assets of Lockwood Broadcasting, Inc.’s television station WBXX-TV (CW) in the Knoxville, Tennessee television market and $11.2 million of cash (the “WBXX Acquisition”). In connection with the divestiture of KAKE-TV’s assets, we recorded a gain of approximately $2.0 million, excluding transaction related expenses.

To further faciliate regulatory approvals for the Schurz Acquisition, on February 16, 2016, we also exchanged the assets of WSBT-TV for the assets of Sinclair Broadcast Group, Inc.’s television station WLUC-TV (NBC/FOX) in the Marquette, Michigan television market (the “WLUC Acquisition”), and we sold the Schurz radio broadcast assets (the “Schurz Radio Stations”) for $16.0 million to three third-party radio broadcasters. We did not record a gain or loss related to the WLUC Acquisition or related to the divestiture of the Schurz Radio Stations.

The Schurz Acquisition, the WBXX Acquisition, the WLUC Acquisition, and the sale of the Schurz Radio Stations are referred to collectively as the “Schurz Acquisition and Related Transactions.” We used borrowings of $425.0 million (the “2016 Term Loan”) under our senior credit facility, as amended (the “Senior Credit Facility”) to fund a portion of the purchase price to complete the Schurz Acquisition and to pay a portion of the related fees and expenses, the remainder of which were paid from cash on hand. See Note 3 “Long-term Debt” for further information regarding our financing activities.

The net consideration to complete the Schurz Acquisition and Related Transactions is as follows (in thousands):

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

On June 27, 2016, we completed the acquisition of KYES-TV (MY, Ant.), a television station serving the Anchorage, Alaska television market, from Fireweed Communications, LLC (the “KYES-TV Acquisition”). The purchase price of $0.5 million, plus transaction related expenses, was paid with cash on hand.

Collectively, we refer to the stations acquired and retained in 2016, as well as those which we began operating under a local programming and marketing agreement (an “LMA”) in 2016, as the “2016 Acquisitions.”

Preliminary Fair Value Estimates

The preliminary fair value estimates of the assets acquired, liabilities assumed and resulting goodwill of our 2016 Acquisitions are summarized as follows (in thousands):

			Schurz
			Acquisition
			and the
	Acquisition	Aquisition	Acquisition
	of KYES-TV	of WBXX-TV	of WLUC-TV	Total

Accounts receivable	$-	$-	$19,319	$19,319
Other current assets	-	429	3,046	3,475
Property and equipment	176	1,633	97,814	99,623
Goodwill	-	10,288	62,287	72,575
Broadcast licenses	-	18,199	231,392	249,591
Other intangible assets	-	-	19,525	19,525
Other non-current assets	324	408	4,933	5,665
Current liabilities	-	(460)	(9,276)	(9,736)
Other long-term liabilities	-	(497)	(1,592)	(2,089)

Total	$500	$30,000	$427,448	$457,948

Amounts in the table above are based upon management’s preliminary estimate of the fair values using valuation techniques including income, cost and market approaches.  In estimating the fair value of the acquired assets and assumed liabilities, the fair value estimates are based on, but not limited to, expected future revenue and cash flows, expected future growth rates, and estimated discount rates.

Accounts receivable are recorded at their fair value representing the amount we expect to collect. Gross contractual amounts receivable are approximately $0.2 million more than their recorded fair value.

Property and equipment are recorded at their fair value and are being depreciated over their estimated useful lives ranging from three years to 40 years.

Amounts related to other intangible assets represent primarily the estimated fair values of retransmission agreements of $14.9 million; advertising client relationships of $1.6 million; and favorable income leases of $2.6 million. These intangible assets are being amortized over their estimated useful lives of approximately 4.9 years for retransmission agreements; approximately 5.5 years for advertising client relationships; and approximately 9.6 years for favorable income leases.

Goodwill is calculated as the excess of the consideration transferred over the fair value of the identifiable net assets acquired and liabilities assumed, and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce, as well as future synergies that we expect to generate from each acquisition. We have preliminarily recorded $72.6 million of goodwill related to 2016 Acquisitions. The goodwill recognized related to these acquisitions is deductible for income tax purposes.

The Company’s consolidated results of operations for the three and six months ended June 30, 2016 include the results of the 2016 Acquisitions from the date of each transaction. Revenues attributable thereto and included in our condensed consolidated statements of operations for the three and six months ended June 30, 2016 were $34.1 million and $50.7 million, respectively. Operating income attributable thereto and included in our condensed consolidated statements of operations for the three and six months ended June 30, 2016 were $13.2 million and $19.0 million, respectively. In connection with these acquisitions, we incurred a total of $0.5 million and $7.2 million of transaction related costs during the three and six months ended June 30, 2016, respectively, primarily related to legal, consulting and other professional services.

Unaudited Pro Forma Financial Information

The following table sets forth certain unaudited pro forma information for the six months ended June 30, 2016 and 2015 assuming that the Schurz Acquisition and Related Transactions occurred on January 1, 2015 (in thousands, except per share data):

	Six Months Ended
	June 30,
	2016	2015

Revenue (less agency commissions)	$383,703	$327,561

Net income	$22,238	$17,282

Basic net income per share	$0.31	$0.27

Diluted net income per share	$0.31	$0.26

This pro forma financial information is based on historical results of operations of each of Gray, the television stations acquired and the television and radio broadcast assets divested in the Schurz Acquisition and Related Transactions, adjusted for the effect of fair value estimates and other acquisition accounting adjustments, and is not necessarily indicative of what our results would have been had we completed each of the Schurz Acquisition and Related Transactions on January 1, 2015 or on any other historical date, nor is it reflective of our expected results of operations for any future period. The pro forma adjustments for the six months ended June 30, 2016 and 2015 reflect depreciation expense and amortization of finite-lived intangible assets related to the fair value of the assets acquired, interest expense resulting from additional borrowings under our Senior Credit Facility and the related tax effects of the adjustments. This pro forma financial information has been prepared based on estimates and assumptions that we believe are reasonable as of the date hereof, and are subject to change based on, among other things, changes in the preliminary allocation of purchase price to the fair value of the assets acquired and liabilities assumed, or any other underlying assumptions.

Pro forma information for the KYES-TV Acquisition is not included, as such information is not material to our financial statements.

As described more fully in our 2015 Form 10-K, consistent with our strategy to focus on strategic growth and acquisitions, we have entered into the following transactions to acquire television stations, and expect that we will continue to evaluate opportunities for additional acquisitions in the future.

On May 13, 2016, we announced that we agreed to acquire television stations WDTV-TV (CBS) and WVFX-TV (FOX, CW), a legal duopoly in the Clarksburg-Weston, West Virginia television market (the “Clarksburg Acquisition”) from Withers Broadcasting Company of West Virginia and Withers Broadcasting Company of Clarksburg, LLC (collectively “Withers”) for a maximum total purchase price of $26.5 million in cash. On June 1, 2016, made a partial payment of $16.5 million to Withers and acquired the non-license assets of these stations. Also, on that date we began to provide services to Withers under an LMA. The completion of our acquisition of the stations’ licenses and license-related assets is subject to the receipt of regulatory and other approvals. We currently expect to complete this acquisition late in 2016.

On June 3, 2016, we announced that we agreed with Nextstar Broadcasting Group, Inc. (“Nexstar”), to acquire two television stations that Nexstar will divest upon its merger with Media General, Inc. (“Media General”): WBAY-TV (ABC), in the Green Bay, Wisconsin television market, and KWQC-TV (NBC), in the Davenport, Iowa television market, both currently owned and operated by Media General, for $270.0 million in cash. We expect to fund these acquisitions primarily with cash on hand and, if necessary, available borrowings under our Senior Credit Facility or other available financing, depending on the cost and availability thereof. We anticipate closing the acquisition late in 2016.

3.      Long-term Debt

As of June 30, 2016 and December 31, 2015, long-term debt primarily consisted of obligations under our Senior Credit Facility, our 7½% Senior Notes due 2020 (the “2020 Notes”) and our 5.875% Senior Notes due 2026 (the “2026 Notes”) as follows (in thousands):

	June 30,	December 31,
	2016	2015
Long-term debt including current portion:
Senior Credit Facility	$556,438	$556,438
2020 Notes	675,000	675,000
2026 Notes	500,000	-
Total outstanding principal	1,731,438	1,231,438
Unamortized deferred loan costs - Senior Credit Facility	(13,556)	(6,136)
Unamortized deferred loan costs - 2020 Notes	(8,336)	(9,317)
Unamortized deferred loan costs - 2026 Notes	(7,853)	-
Unamortized premium - 2020 Notes	3,668	4,099
Net carrying value	$1,705,361	$1,220,084

Borrowing availability under the Revolving Credit Facility	$60,000	$50,000

Our Senior Credit Facility consists of a revolving loan (the “Revolving Credit Facility”) and a term loan. Excluding accrued interest, the amount outstanding under our Senior Credit Facility as of June 30, 2016 and December 31, 2015 consisted solely of a term loan balance of $556.4 million. Our maximum borrowing availability under our Revolving Credit Facility is limited by our required compliance with certain restrictive covenants, including a first lien net leverage ratio covenant. As of June 30, 2016 and December 31, 2015, the interest rate on the balance outstanding under the Senior Credit Facility was 3.9% and 3.8%, respectively.

In connection with the consummation of the Schurz Acquisition and Related Transactions, effective February 16, 2016, we entered into the Second Amendment and Incremental Facility Agreement to our Senior Credit Facility (the “Second Amendment”). Pursuant to this Second Amendment, we borrowed $425.0 million under the 2016 Term Loan to fund a portion of the purchase price of the Schurz Acquisition. The Second Amendment also increased our availability under the Revolving Credit Facility by $10.0 million to a total of $60.0 million.

On June 14, 2016, we completed the private placement of $500.0 million of our 2026 Notes, at par. A portion of the proceeds of the 2026 Notes was used to repay the outstanding balance of the 2016 Term Loan, accrued interest thereon, and transaction related fees and expenses. As of June 30, 2016, we had $500.0 million of our 2026 Notes outstanding, and their coupon interest rate and yield were each 5.875%.

As of June 30, 2016 and December 31, 2015, we had $675.0 million of our 2020 Notes outstanding, at their face value. As of June 30, 2016 and December 31, 2015, the coupon interest rate on our 2020 Notes was 7.5% and the yield was 7.3%.

Collateral, Covenants and Restrictions

Our obligations under the Senior Credit Facility are secured by substantially all of our consolidated subsidiaries' assets, including real estate. In addition, all of our subsidiaries are joint and several guarantors of, and our ownership interests in those subsidiaries are pledged to collateralize, our obligations under the Senior Credit Facility. Gray Television, Inc. is a holding company with no material independent assets or operations. For all periods presented, when amounts were outstanding thereunder, the 2026 Notes and the 2020 Notes have been fully and unconditionally guaranteed, on a joint and several, senior unsecured basis, by all of Gray Television, Inc.'s subsidiaries. As of June 30, 2016, there were no significant restrictions on the ability of Gray Television, Inc.'s subsidiaries to distribute cash to Gray or to the guarantor subsidiaries.

The Senior Credit Facility contains affirmative and restrictive covenants that we must comply with, including (a) limitations on additional indebtedness, (b) limitations on liens, (c) limitations on the sale of assets, (d) limitations on guarantees, (e) limitations on investments and acquisitions, (f) limitations on the payment of dividends and share repurchases, (g) limitations on mergers, and (h) maintenance of a total leverage ratio not to exceed certain maximum limits, as well as other customary covenants for credit facilities of this type. The 2026 Notes and the 2020 Notes include covenants with which we must comply that are typical for borrowing transactions of their nature. As of June 30, 2016 and December 31, 2015, we were in compliance with all required covenants under all our debt obligations.

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

The carrying amount of our long-term debt was $1.7 billion and $1.2 billion, respectively, and the fair value was $1.8 billion and $1.2 billion, respectively, as of June 30, 2016 and December 31, 2015. Fair value of our long-term debt is based on observable estimates provided by third-party financial professionals as of June 30, 2016 and December 31, 2015 and as such is classified within Level 2 of the fair value hierarchy.

5.     Retirement Plans

The following table provides the components of net periodic benefit cost for our defined benefit pension plans for the three-month and six-month periods ended June 30, 2016 and 2015, respectively (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Service cost	$-	$1,405	$-	$3,116
Interest cost	1,185	3,194	2,369	4,448
Expected return on plan assets	(1,298)	(3,710)	(2,595)	(5,114)
Loss amortization	153	900	306	1,740
Net periodic cost	$40	$1,789	$80	$4,190

During the six-month period ended June 30, 2016, we contributed $1.6 million to our defined benefit pension plans. During the remainder of 2016, we expect to contribute an additional $0.6 million to these plans.

During the three and six-month periods ended June 30, 2016, we contributed $1.2 million and $2.6 million, respectively, in matching contributions to our defined contribution plan, the Gray Television, Inc. Capital Accumulation Plan. During the remainder of 2016, we estimate that our contributions will be approximately $2.8 million to this plan, excluding discretionary profit-sharing contributions.

6.     Share-based Compensation

We recognize compensation expense for share-based payment awards made to our employees and directors, including stock options and restricted shares awarded under our 2007 Long-Term Incentive Plan, as amended (the “2007 Incentive Plan”) and our Directors’ Restricted Stock Plan. Currently, there are no outstanding share awards under our Directors’ Restricted Stock Plan. The following table provides information on our share-based compensation expense and related income tax benefit for the three and six-month periods ended June 30, 2016 and 2015 (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Share-based compensation expense, gross	$1,270	$1,009	$2,556	$2,002
Income tax benefit at our statutory rate associated with share-based compensation	(495)	(394)	(997)	(781)
Share-based compensation expense, net	$775	$615	$1,559	$1,221

The 2007 Long-Term Incentive Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock awards, stock appreciation rights, and performance awards to acquire shares of our Class A common stock or common stock, or other awards based on our performance, to our employees and non-employee directors.

During the six-month period ended June 30, 2016, we granted 218,452 shares of restricted common stock to certain employees, of which 72,816 shares will vest on each of January 31, 2017 and 2018; and 72,820 shares will vest on January 31, 2019. Also during the six-month period ended June 30, 2016, we granted 166,677 shares of restricted Class A common stock to one employee, of which 55,559 shares will vest on each of January 31, 2017, 2018 and 2019. During the six-month period ended June 30, 2016, we also granted 19,048 shares of restricted common stock to certain non-employee directors, which shares will vest on January 31, 2017. Also during the six-month period ended June 30, 2016, we granted 51,935 shares of restricted Class A common stock to certain non-employee directors, which shares will vest on January 31, 2017. During the six-month period ended June 30, 2015, we granted 150,308 shares of restricted common stock to certain employees, of which 50,102 shares vested on January 31, 2016; 50,100 shares will vested on January 31, 2017; and 50,106 shares will vest on January 31,2018. Also during the six-month period ended June 30, 2015, we granted 229,322 shares of restricted Class A common stock to certain employees, of which 76,442 shares vested January 31, 2016; 76,442 shares will vest on January 31, 2017; and 76,438 shares will vest on January 31, 2018. Also during the six-month period ended June 30, 2015, we granted 58,191 shares of restricted Class A common stock to certain non-employee directors, all of which vested on January 31, 2016.

A summary of restricted common stock activity for the six-month periods ended June 30, 2016 and 2015 is as follows:

	Six Months Ended
	June 30, 2016		June 30, 2015
		Weighted-		Weighted-
		average		average
		Grant Date		Grant Date
	Number of	Fair Value	Number of	Fair Value
	Shares	Per Share	Shares	Per Share
Restricted stock - common:
Outstanding - beginning of period	337,506	$9.57	385,056	$9.09
Granted	237,500	$12.88	150,308	$10.27
Vested	(178,973)	$8.46	(197,858)	$9.16
Outstanding - end of period	396,033	$12.06	337,506	$9.57

A summary of restricted Class A common stock activity for the six-month periods ended June 30, 2016 and 2015 is as follows:

	Six Months Ended
	June 30, 2016		June 30, 2015
		Weighted-average		Weighted-average
		Grant Date		Grant Date
	Number of	Fair Value	Number of	Fair Value
	Shares	Per Share	Shares	Per Share
Restricted stock - class A common:
Restricted stock - beginning of period	374,693	$9.46	204,473	$9.81
Granted	218,612	$11.25	287,513	$9.37
Vested	(178,223)	$10.04	(117,293)	$9.85
Restricted stock - end of period	415,082	$10.15	374,693	$9.46

A summary of stock option activity related to our common stock for the six-month periods ended June 30, 2016 and 2015 is as follows:

	Six Months Ended
	June 30, 2016		June 30, 2015
	Number of Shares Underlying Options	Weighted- Average Exercise Price	Number of Shares Underlying Options	Weighted- Average Exercise Price
Stock options - common:
Outstanding - beginning of period	274,746	$1.99	274,746	$1.99
Options exercised	-	$-	-	$-
Options expired	-	$-	-	$-
Options outstanding - end of period	274,746	$1.99	274,746	$1.99

Exercisable at end of period	274,476	$1.99	206,064	$1.99

        For the six-month periods ended June 30, 2016 and 2015, we did not have any stock options outstanding for our Class A common stock. The aggregate intrinsic value of our outstanding stock options was $2.4 million based on the closing market price of our common stock on June 30, 2016.

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

8.     Goodwill and Intangible Assets

During the six-month period ended June 30, 2016, we acquired and disposed of various television broadcast stations and broadcast licenses. See Note 2 “Acquisitions and Dispositions” for more information regarding these transactions. As a result of these transactions, our goodwill and other intangible asset balances changed. A summary of changes in our goodwill and other intangible assets, on a net basis, for the six-month period ended June 30, 2016 is as follows (in thousands):

	Net Balance at					Net Balance at
	December 31,					June 30,
	2015	Additions	Dispositions	Impairments	Amortization	2016

Goodwill	$423,236	$72,575	$(10,214)	$-	$-	$485,597
Broadcast licenses	1,114,626	249,591	(25,356)	-	-	1,338,861
Definite lived intangible assets	53,280	19,525	-	-	(8,130)	64,675
Total intangible assets net of accumulated amortization	$1,591,142	$341,691	$(35,570)	$-	$(8,130)	$1,889,133

As of June 30, 2016 and December 31, 2015, our intangible assets and related accumulated amortization consisted of the following (in thousands):

	As of June 30, 2016			As of December 31, 2015
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Intangible assets not subject to amortization:
Broadcast licenses	$1,392,561	$(53,700)	$1,338,861	$1,168,325	$(53,699)	$1,114,626
Goodwill	485,597	-	485,597	423,236	-	423,236
	$1,878,158	$(53,700)	$1,824,458	$1,591,561	$(53,699)	$1,537,862

Intangible assets subject to amortization:
Network affiliation agreements	1,264	$(1,264)	$-	1,264	$(1,264)	$-
Other definite lived intangible assets	105,750	(41,075)	64,675	86,696	(33,416)	53,280
	$107,014	$(42,339)	$64,675	$87,960	$(34,680)	$53,280

Total intangible assets	$1,985,172	$(96,039)	$1,889,133	$1,679,521	$(88,379)	$1,591,142

Amortization expense for the six months ended June 30, 2016 and 2015 was $8.1 million and $5.5 million, respectively. Based on the current amount of intangible assets subject to amortization, we expect that amortization expense for the succeeding five years will be as follows: 2017, $16.3 million; 2018, $11.5 million; 2019, $9.0 million; 2020, $6.1 million; and 2021, $3.2 million. If and when acquisitions or dispositions occur in the future, actual amounts may vary from these estimates.

Impairment of goodwill and broadcast licenses

Our intangible assets are primarily comprised of broadcast licenses. There were no triggering events that required a test of our goodwill or intangible assets for impairment during the six-month periods ended June 30, 2016 or 2015.

9.     Income Taxes

For the three-month and six-month periods ended June 30, 2016 and 2015, our income tax expense and effective income tax rates were as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Income tax expense	$11,897	$8,128	$18,312	$12,068
Effective income tax rate	40.2%	40.2%	40.7%	40.5%

We estimate our differences between taxable income or loss and recorded income or loss on an annual basis. Our tax provision for each quarter is based upon these full year projections, which are revised each reporting period. These projections incorporate estimates of permanent differences between U.S. GAAP income or loss and taxable income or loss, state income taxes and adjustments to our liability for unrecognized tax benefits to adjust our statutory Federal income tax rate of 35.0% to our effective income tax rate. For the six-month period ended June 30, 2016, these estimates increased or decreased our statutory Federal income tax rate of 35.0% to our effective income tax rate of 40.7% as follows: state income taxes added 4.4%, permanent differences between our U.S. GAAP income and taxable income added 1.2%, and a discrete share-based compensation adjustment added 0.5%, while adjustments to our reserve for uncertain tax positions resulted in a reduction of 0.4%. For the six-month period ended June 30, 2015, these estimates increased or decreased our statutory Federal income tax rate of 35.0% to our effective income tax rate of 40.5% as follows: state income taxes added 4.5% and permanent differences between our U.S. GAAP income and taxable income added 1.6%, and discrete share-based compensation adjustments added 0.3%, while adjustments to our reserve for uncertain tax positions resulted in a reduction of 0.9%.

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

We are a television broadcast company headquartered in Atlanta, Georgia, that owns and/or operates television stations and leading digital assets in markets throughout the United States. As of June 30, 2016, we owned and/or operated television stations in 51 television markets broadcasting over 185 programming streams, including 36 affiliates of the CBS Network (“CBS”), 27 affiliates of the NBC Network (“NBC”), 19 affiliates of the ABC Network (“ABC”) and 14 affiliates of the FOX Network (“FOX”).

In addition to a primary broadcast channel, each of our stations can also broadcast additional, secondary digital channels within the same broadcast bandwidth, but with different programming from the primary channel. In addition to affiliations with ABC, CBS, FOX and NBC, our secondary channels are affiliated with numerous smaller networks and program services including, among others, the CW Network or the CW Plus Network (collectively, “CW”), MY Network (“MY” or “My Network”), the MeTV Network (“MeTV”), This TV Network (“This TV”), Antenna TV (“Ant.”), Telemundo (“Tel.”), Cozi, Heroes and Icons (“H&I”) and MOVIES! Network (“Movies”). Certain of our secondary digital channels are affiliated with more than one network simultaneously. We also broadcast local news/weather channels in some markets (“News”). Our combined TV station group currently reaches approximately 9.5% of total United States television households.

Recent Acquisitions and Divestitures

On February 16, 2016, we completed the acquisition of the television and radio broadcast assets of Schurz Communications, Inc. (“Schurz”) for an adjusted purchase price of $443.4 million plus transaction related expenses (the “Schurz Acquisition”). To facilitate the regulatory approval of the Schurz Acquisition, we (i) exchanged the assets of KAKE-TV (ABC) (and its satellite stations) for the assets of Lockwood Broadcasting, Inc.’s television station WBXX-TV (CW) on February 1, 2016; (ii) exchanged the assets of WSBT-TV for the assets of Sinclair Broadcast Group, Inc.’s television station WLUC-TV (NBC/FOX) on February 16, 2016; and (iii) sold the Schurz radio broadcast assets to three radio broadcasters on February 16, 2016 (collectively with the Schurz Acquisition, the “Schurz Acquisition and Related Transactions”).

On June 27, 2016, we completed the acquisition of KYES-TV (MY, Ant.), in the Anchorage Alaska television market, from Fireweed Communications, LLC (the “KYES-TV Acquisition”) for a purchase price of $0.5 million, plus transaction related expenses.

Collectively, we refer to the stations acquired and retained in 2016, as well as those which we began operating under a local programming and marketing agreement (an “LMA”) in 2016, as the “2016 Acquisitions.” For a more detailed discussion of the 2016 Acquisitions, including the consideration paid to complete such transactions and their impact on our operations since the respective acquisition dates, see Note 2, “Acquisitions and Dispositions.”

During 2015, we completed six acquisitions which collectively added a total of seven television stations in six markets (four new markets) to our operations at various times during that year, and we refer to the stations acquired in those acquisitions as the “2015 Acquisitions.”

2016 Financings

On February 16, 2016, we incurred $425.0 million of debt (the “2016 Term Loan”) under our senior credit facility, as amended (the “Senior Credit Facility”) to fund a portion of the purchase price to complete the Schurz Acquisition and to pay a portion of the related fees and expenses, the remainder of which were paid from cash on hand.

On June 14, 2016, we completed the private placement of $500.0 million of 5.875% Senior Notes due 2026 (the “2026 Notes”), at par. A portion of the proceeds of the 2026 Notes was used to repay the outstanding balance of the 2016 Term Loan, accrued interest thereon, and transaction related fees and expenses. We intend to use the remaining proceeds from the sale of the 2026 Notes for general corporate purposes, which may include, among other things, the repayment of other debt outstanding from time to time, capital expenditures, the financing of possible future business expansions and acquisitions, working capital and the financing of ongoing operating expenses and overhead.

See Note 3 “Long-term Debt” for further information regarding our financing activities.

Television Industry Background

The Federal Communications Commission (the “FCC”) grants broadcast licenses to television stations. There are only a limited number of broadcast licenses available in any geographic area.

Television station revenue is derived primarily from local and national advertising and retransmission consent fees. Television station revenue is derived to a much lesser extent from studio and tower space rental; and commercial production activities. “Advertising” refers primarily to advertisements broadcast by television stations, but it also includes advertisements placed on a television station’s website and sponsorships of television programming and off-line content (such as email messages, mobile applications, and other electronic content distributed by stations). Advertising rates are based upon: (i) the size of a station’s market, (ii) a station’s overall ratings, (iii) a program’s popularity among targeted viewers, (iv) the number of advertisers competing for available time, (v) the demographic makeup of the station’s market, (vi) the availability of alternative advertising media in the market, (vii) the presence of effective sales forces and (viii) the development of projects, features and programs that tie advertiser messages to programming. Rates can also be determined, in-part, by a station’s overall ratings and in-market share, as well as the station’s ratings and market share among particular demographic groups that an advertiser may be targeting. Advertisers’ budgets, which can be affected by broad economic trends, can affect the broadcast industry in general and the revenue of individual broadcast television stations.

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

For the six-month period ended June 30, 2016, excluding political advertising revenue, our largest advertising customer category was automotive. For each of the six-month periods ended June 30, 2016 and 2015, we earned approximately 23% and 24%, respectively, of our total broadcast advertising revenue, excluding political advertising revenue, from automotive customers. Our business and operating results could be materially adversely affected if advertising revenue from automotive customers were to decrease significantly. Our business and operating results could also be materially adversely affected if revenue decreased from one or more other significant advertising categories, such as the medical, restaurant, communications, furniture and appliances, entertainment, or financial service industries.

Reclassification of Revenue

Through 2015, we reported our local television advertising revenues and our internet advertising revenues (internet/digital/mobile) separately. Beginning in 2016, we report a single line item identified as “Local (including internet/digital/mobile)” that combines both our local television advertising revenues and our internet/digital/mobile advertising revenues. Because this revenue originates within each local market in which we operate and is sold by the same local sales force, we believe this classification is more consistent and more representative of our operating focus, to maximize all aspects of local revenue. All prior periods presented herein have been reclassified to reflect our current presentation.

Revenue

Set forth below are the principal types of revenue, less agency commissions, earned by us for the periods indicated and the percentage contribution of each type of revenue to our total revenue (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
		Percent		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total
Revenue:
Local (including internet/ digital/mobile)	$104,727	53.3%	$83,091	57.9%	$194,081	52.4%	$157,956	57.1%
National	26,070	13.3%	18,949	13.2%	48,149	13.0%	36,716	13.3%
Political	9,649	4.9%	2,197	1.5%	19,304	5.2%	3,356	1.2%
Retransmission consent	50,549	25.7%	36,909	25.7%	97,818	26.4%	73,160	26.4%
Other	5,638	2.8%	2,318	1.7%	11,004	3.0%	5,579	2.0%
Total	$196,633	100.0%	$143,464	100.0%	$370,356	100.0%	$276,767	100.0%

Results of Operations

Three Months Ended June 30, 2016 (“2016 three-month period”) Compared to Three Months Ended June 30, 2015 (“2015 three-month period”)

Revenue. Total revenue increased $53.2 million, or 37%, to $196.6 million in the 2016 three-month period from the 2015 three-month period. The 2016 Acquisitions and 2015 Acquisitions collectively accounted for approximately $46.8 million of total revenue, or 88% of the increase from the 2015 three-month period. The 2015 Acquisitions had no effect on our revenue for the second quarter of 2015, because all of the 2015 Acquisitions were completed after June 30, 2015. Our total revenue, and each category of revenue, increased primarily due to revenue from the 2016 Acquisitions, the 2015 Acquisitions and an improving economic environment. Local advertising revenue increased $21.6 million, or 26%, to $104.7 million in the 2016 three-month period compared to the 2015 three-month period. National advertising revenue increased $7.1 million, or 38%, to $26.1 million in the 2016 three-month period compared to the 2015 three-month period. Political advertising revenue increased $7.5 millon, or 339%, to $9.6 million in the 2016 three-month period compared to the 2015 three-month period, due to 2016 being the “on year” of the two year election cycle which results in increased spending by political candidates, political parties and special interest groups. Retransmission consent revenue increased $13.6 million, or 37%, to $50.5 million in the 2016 three-month period compared to the 2015 three-month period, due to increased retransmission consent rates.

Our five largest local and national advertising categories on a combined local and national basis by customer type, excluding political advertising, demonstrated the following changes during the 2016 three-month period compared to the 2015 three-month period: automotive increased 5%; medical decreased 4%; restaurant decreased 4%; furniture and appliances increased 4%; and communications decreased 15%.

Broadcast Expenses. Broadcast expenses (before depreciation, amortization and loss on disposal of assets) increased $30.9 million, or 36%, to $117.3 million in the 2016 three-month period. The 2016 Acquisitions and the 2015 Acquisitions, collectively, accounted for approximately $28.0 million of total broadcast expense, or 91% of the increase from the 2015 three-month period. Overall the increased costs reflected increases in non-compensation expense of $15.2 million and increases in compensation expense of $15.7 million. The 2015 Acquisitions had no effect on our broadcast operating expenses for the second quarter of 2015, because all of the 2015 Acquisitions were completed after June 30, 2015. In addition to the effect of our acquisitions, non-compensation expense increased primarily due to increases in network affiliation fees, programming costs, software license fees, consulting fees and utilities offset, in-part, by decreased national sales commissions as a result of the termination of substantially all of our national sales representation agreements at the beginning of 2016. Compensation expense increased due to increases in salaries, incentive compensation and healthcare costs related to our 2016 Acquisitions and 2015 Acquisitions. During the 2016 three-month period and the 2015 three-month period, we recorded broadcast non-cash, share-based compensation expense of $0.3 million and $0.2 million, respectively.

Corporate and Administrative Expenses. Corporate and administrative expenses (before depreciation, amortization and loss on disposal of assets) increased $2.1 million, or 32%, to $8.5 million in the 2016 three-month period compared to the 2015 three-month period, primarily due to increases in non-compensation expenses of $1.6 million and increases of $0.5 million in compensation expenses. Non-compensation expense increased primarily due to increases in legal and other professional fees that generally were incurred in connection with the 2016 Acquisitions. Compensation expenses increased primarily due to increases in incentive compensation offset, in-part, by reductions in relocation expense. During the 2016 three-month period and the 2015 three-month period, we recorded corporate non-cash, share-based compensation expense of $1.0 million and $0.8 million, respectively.

Depreciation. Depreciation of property and equipment totaled $11.6 million and $8.8 million for the 2016 three-month period and the 2015 three-month period, respectively. Depreciation increased primarily due to the addition of depreciable assets acquired as a part of the 2016 Acquisitions and the 2015 Acquisitions.

Amortization. Amortization of intangible assets increased $1.5 million, or 55%, to $4.2 million in the 2016 three-month period compared to the 2015 three-month period. Amortization increased primarily due to the additional definite-lived intangible assets acquired as a part of the 2016 Acquisitions and the 2015 Acquisitions.

Interest Expense. Interest expense increased $5.7 million, or 31%, to $24.3 million for the 2016 three-month period compared to the 2015 three-month period. This increase was attributable to an increase in the average borrowings outstanding. The average interest rate on our total outstanding debt balance was 5.7% and 5.8% during the 2016 three-month period and the 2015 three-month period, respectively, and our average outstanding debt balance was $1.5 billion and $1.2 billion, respectively.

Income tax expense. We recognized income tax expense of $11.9 million and $8.1 million in the 2016 three-month period and the 2015 three-month period, respectively. For each of the 2016 three-month period and the 2015 three-month period, our effective income tax rate was 40.2%. We estimate our differences between taxable income or loss and recorded income or loss on an annual basis. Our tax provision for each interim period is based upon these full year projections that are revised each reporting period. These projections incorporate estimates of permanent differences between U.S. GAAP income or loss and taxable income or loss, state income taxes and adjustments to our liability for unrecognized tax benefits. For the 2016 three-month period, these estimates increased or decreased our statutory Federal income tax rate of 35.0% to our effective income tax rate of 40.2% as follows: state income taxes added 4.3%, permanent differences between our U.S. GAAP income and taxable income added 1.3% and adjustments to our reserve for uncertain tax positions resulted in a reduction of 0.4%.

Six Months Ended June 30, 2016 (“2016 six-month period”) Compared to Six Months Ended June 30, 2015 (“2015 six-month period”)

Revenue. Total revenue increased $93.6 million, or 34%, to $370.4 million in the 2016 six-month period compared to the 2015 six-month period. The 2016 Acquisitions and 2015 Acquisitions collectively accounted for approximately $77.5 million of total revenue, or 83% of the increase from the 2015 six-month period. Our total revenue, and each category of revenue increased primarily due to revenue from the 2016 Acquisitions and the 2015 Acquisitions. Local advertising revenue increased $36.1 million, or 23%, to $194.1 million. National advertising revenue increased $11.4 million, or 31%, to $48.1 million in the 2016 six-month period compared to the 2015 six-month period. Local and national advertising revenue included approximately $2.1 million of revenue from the broadcast of the 2016 Super Bowl on our CBS channels, an increase of approximately $0.6 million compared to the $1.5 million of revenue from the broadcast of the 2015 Super Bowl on our NBC channels. Political advertising revenue increased $15.9 millon, or 475%, to $19.3 million in the 2016 six-month period, due to 2016 being the “on year” of the two year election cycle. Retransmission consent revenue increased $24.7 million, or 34%, to $97.8 million due to increased retransmission consent rates.

Our five largest local and national advertising categories on a combined local and national basis by customer type, excluding political advertising, demonstrated the following changes during the 2016 six-month period compared to the 2015 six-month period: automotive increased 3%; medical was unchanged; restaurant decreased 1%; furniture and appliances increased 4%; and communications decreased 13%.

Broadcast Expenses. Broadcast expenses (before depreciation, amortization and loss (gain) on disposal of assets) increased $52.6 million, or 30%, to $225.9 million in the 2016 six-month period. The 2016 Acquisitions and the 2015 Acquisitions, collectively, accounted for approximately $46.3 million of total broadcast expense, or 88% of the increase from the 2015 six-month period. Overall, the increase in broadcast operating expenses reflected increases in non-compensation expenses of $26.3 million and increases in compensation expenses of $26.3 million. In addition to the effect of acquisitions, non-compensation expense increased primarily due to increases in network affiliation fees offset, in-part, by decreased national sales commissions as a result of the termaination of substantially all of our national sales representation agreements at the beginning of 2016. In addition to the effect of acquisitions, compensation expense increased due to increases in incentive compensation. During the 2016 six-month period and the 2015 six-month period, we recorded broadcast non-cash, share-based compensation expense of $0.6 million and $0.5 million, respectively.

Corporate and Administrative Expenses. Corporate and administrative expenses (before depreciation, amortization and loss (gain) on disposal of assets) increased $10.9 million, or 82%, to $24.2 million in the 2016 six-month period compared to the 2015 six-month period, primarily due to increases in non-compensation expenses of $10.1 million and increases of $0.8 million in compensation expenses. Non-compensation expense increased primarily due to increases in legal and other professional fees associated with the 2016 Acquisitions of $7.2 million. Compensation expenses increased primarily due to increases in incentive compensation offset, in-part, by reductions in relocation expense. During the 2016 six-month period and the 2015 six-month period, we recorded corporate non-cash, share-based compensation expense of $1.9 million and $1.5 million, respectively.

Depreciation. Depreciation of property and equipment totaled $22.7 million and $17.6 million for the 2016 six-month period and the 2015 six-month period, respectively. Depreciation increased primarily due to the addition of depreciable assets acquired as a part of the 2016 Acquisitions and 2015 Acquisitions.

Amortization. Amortization of intangible assets increased $2.6 million, or 48%, to $8.1 million in the 2016 six-month period compared to the 2015 six-month period. Amortization increased primarily due to the additional definite-lived intangible assets acquired as a part of the 2016 Acquisitions and 2015 Acquisitions.

Interest Expense. Interest expense increased $8.4 million, or 23%, to $45.5 million for the 2016 six-month period compared to the 2015 six-month period. This increase was attributable to an increase in the average borrowings outstanding. The average interest rate on our total outstanding debt balance was 5.6% and 5.8% during the 2016 six-month period and the 2015 six-month period, respectively, and our average outstanding debt balance was $1.5 billion and $1.2 billion, respectively.

Income tax expense. We recognized income tax expense of $18.3 million and $12.1 million in the 2016 six-month period and the 2015 six-month period, respectively. For the 2016 six-month period and the 2015 six-month period, our effective income tax rate was 40.7% and 40.5%, respectively. The primary reason for the increase in our income tax expense was the increase in our pre-tax income in the 2016 six-month period compared to the 2015 six-month period. We estimate our differences between taxable income or loss and recorded income or loss on an annual basis. Our tax provision for each interim period is based upon these full year projections that are revised each reporting period. These projections incorporate estimates of permanent differences between U.S. GAAP income or loss and taxable income or loss, state income taxes and adjustments to our liability for unrecognized tax benefits. For the 2016 six-month period, these estimates increased or decreased our statutory Federal income tax rate of 35.0% to our effective income tax rate of 40.7% as follows: state income taxes added 4.4%, permanent differences between our U.S. GAAP income and taxable income added 1.2%, and a discrete share-based compensation adjustment added 0.5%, while adjustments to our reserve for uncertain tax positions resulted in a reduction of 0.4%.

Liquidity and Capital Resources

General

The following table presents data that we believe is helpful in evaluating our liquidity and capital resources (in thousands).

	Six Months Ended June 30,
	2016	2015
Net cash provided by operating activities	$44,023	$32,470
Net cash used in investing activities	(448,437)	(8,438)
Net cash provided by financing activities	483,441	167,382
Increase in cash	$79,027	$191,414

	As of
	June 30, 2016	December 31, 2015
Cash	$176,345	$97,318
Long-term debt	$1,705,361	$1,220,084
Borrowing availability under the Revolving Credit Facility	$60,000	$50,000

Our Senior Credit Facility consists of a revolving loan (the “Revolving Credit Facility”) and a term loan. Excluding accrued interest, the amount outstanding under our Senior Credit Facility as of June 30, 2016 and December 31, 2015 consisted solely of a term loan balance of $556.4 million. Our maximum borrowing availability under our Revolving Credit Facility is limited by our required compliance with certain restrictive covenants, including a first lien net leverage ratio covenant. As of June 30, 2016 and December 31, 2015, the interest rate on the balance outstanding under the Senior Credit Facility was 3.9% and 3.8%, respectively.

In connection with the consummation of the Schurz Acquisition and Related Transactions, effective February 16, 2016, we entered into the Second Amendment and Incremental Facility Agreement to our Senior Credit Facility (the “Second Amendment”). Pursuant to this Second Amendment, we borrowed $425.0 million under the 2016 Term Loan to fund a portion of the purchase price to complete the Schurz Acquisition. The Second Amendment also increased our availability under the Revolving Credit Facility by $10.0 million to a total of $60.0 million.

On June 14, 2016, we completed the private placement of $500.0 million of our 2026 Notes, at par. A portion of the proceeds of the 2026 Notes was used to repay the outstanding balance of the 2016 Term Loan, accrued interest thereon, and transaction related fees and expenses. We intend to use the remaining proceeds from the sale of the 2026 Notes for general corporate purposes, which may include, among other things, the repayment of other debt outstanding from time to time, capital expenditures, the financing of possible future business expansions and acquisitions, working capital and the financing of ongoing operating expenses and overhead.

As of June 30, 2016 and December 31, 2015, we had $675.0 million of our 2020 Notes outstanding, at their face value. As of June 30, 2016 and December 31, 2015, the coupon interest rate was 7.5% and the yield was 7.3% on our 2020 Notes. As of June 30, 2016, we had $500.0 million of our 2026 Notes outstanding, and their coupon interest rate and yield were each 5.875%.

As of June 30, 2016 and December 31, 2015, we had a deferred loan cost balance, net of accumulated amortization, of $13.6 million and $6.1 million, respectively, related to the Senior Credit Facility. In addition, as of those dates, we had a deferred loan cost balance, net of accumulated amortization, of $8.3 million and $9.3 million, respectively, related to our 2020 Notes. At June 30, 2016, we had a deferred loan cost balance, net of accumulated amortization, of $7.9 million related to our 2026 Notes.

Our obligations under the Senior Credit Facility are secured by substantially all of our consolidated subsidiaries' assets, including real estate. In addition, all of our subsidiaries are joint and several guarantors of, and our ownership interests in those subsidiaries are pledged to collateralize, our obligations under the Senior Credit Facility. Gray Television, Inc. is a holding company with no material independent assets or operations. For all periods presented, when amounts were outstanding thereunder, the 2026 Notes and the 2020 Notes have been fully and unconditionally guaranteed, on a joint and several, senior unsecured basis, by all of Gray Television, Inc.'s subsidiaries. As of June 30, 2016, there were no significant restrictions on the ability of Gray Television, Inc.'s subsidiaries to distribute cash to Gray or to the guarantor subsidiaries.

The Senior Credit Facility contains affirmative and restrictive covenants that we must comply with, including (a) limitations on additional indebtedness, (b) limitations on liens, (c) limitations on the sale of assets, (d) limitations on guarantees, (e) limitations on investments and acquisitions, (f) limitations on the payment of dividends and share repurchases, (g) limitations on mergers, and (h) maintenance of a total leverage ratio not to exceed certain maximum limits, as well as other customary covenants for credit facilities of this type. The 2026 Notes and the 2020 Notes include covenants with which we must comply that are typical for borrowing transactions of their nature. As of June 30, 2016 and December 31, 2015, we were in compliance with all required covenants under all our debt obligations.

Net Cash Provided By (Used In) Operating, Investing and Financing Activities

Net cash provided by operating activities was $44.0 million in the 2016 six-month period compared to $32.5 million in the 2015 six-month period. The increase of $11.6 million in the 2016 period was the result of a $9.0 million increase in net income and a $14.7 million increase in non-cash expenses, partially offset by a $12.0 million decrease in cash provided by working capital accounts. These changes were primarily due to the impact of the 2016 Acquisitions and the 2015 Acquisitions.

Net cash used in investing activities was $448.4 million in the 2016 six-month period compared to net cash used in investing activities of $8.4 million for the 2015 six-month period. The increase in cash used in investing activities was largely due to cash used to complete the 2016 Acquisitions and to purchases of property and equipment at a greater number of stations in the 2016 six-month period compared to the 2015 six-month period. The 2015 Acquisitions were acquired subsequent to June 30, 2015. During the 2016 six-month period, we used approximately $17.0 million of cash for payments related to acqusitions pending as of June 30, 2016.

Net cash provided by financing activities in the 2016 six-month period was $483.4 million compared to net cash provided by financing activities of $167.4 million in the 2015 six-month period. Cash provided by financing activities increased in the 2016 six-month period primarily due to the $425.0 million of borrowings under the 2016 Term Loan, net of $8.7 million of deferred loan costs, and the issuance of the $500.0 million of the 2026 Notes, net of $7.8 million of deferred loan costs, a portion of which was used to repay the outstanding balance of the 2016 Term Loan. In the 2015 six-month period, we completed an underwritten public offering of 13.5 million shares of our common stock at a price to the public of $13.00 per share. The net proceeds of the offering in the 2015 six-month period were $167.4 million, after deducting underwriting discounts of $7.5 million and expenses of $0.7 million.

Liquidity

As of June 30, 2016, we have no required debt principal payments due over the next twelve months. We estimate that we will make approximately $102.2 million in debt interest payments over the twelve months immediately following June 30, 2016.

Although our cash flows from operations are subject to a number of risks and uncertainties, we anticipate that our cash on hand, future cash expected to be generated from operations, borrowings from time to time under the Senior Credit Facility (or any such other credit facility as may be in place at the appropriate time) and, potentially, external equity or debt financing, will be sufficient to fund any debt service obligations, estimated capital expenditures and acquisition-related obligations. Any potential equity or debt financing would depend upon, among other things, the costs and availability of such financing at the appropriate time. We also presently believe that our future cash expected to be generated from operations and borrowing availability under the Senior Credit Facility (or any such other credit facility) will be sufficient to fund our future capital expenditures and long-term debt service obligations until at least the maturity date of the term loan under the Senior Credit Facility.

Capital Expenditures

Capital expenditures in the 2016 and 2015 six-month periods were $13.5 million and $8.4 million, respectively. We anticipate that our capital expenditures for the remainder of 2016 will range between approximately $26.0 million and $30.0 million.

Pending Acquisitions

For a detailed discussion of our pending acquisitions, see Note 2, “Acquisitions and Dispositions.”

Other

We file a consolidated federal income tax return and such state and local tax returns as are required. As a result of our utilization of certain of our net operating loss carryforwards, we have begun, and expect to continue to pay more significant amounts of Federal and state income taxes in 2016 and beyond when compared to 2015 and prior years. However, we do not anticipate paying signigicant amounts of federal and state income taxes in the second half of 2016.

We do not believe that inflation has had a significant impact on our results of operations nor do we expect it to have a significant effect upon our business in the near future.

During the six months ended June 30, 2016, we contributed $1.6 million to our defined benefit pension plans. During the remainder of 2016, we expect to contribute $0.6 million to these pension plans.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

We believe that the market risk of our financial instruments as of June 30, 2016 has not materially changed since December 31, 2015. Our market risk profile on December 31, 2015 is disclosed in our 2015 Form 10-K.

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

There were no changes in our internal control over financial reporting during the three-month period ended June 30, 2016 identified in connection with this evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits

Exhibit 4.1

Indenture, dated as of June 14, 2016, by and among Gray Television, Inc., the guarantors signatory thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on June 15, 2016)

Exhibit 4.2	Form of 5.875% Senior Note due 2026 (incorporated by reference to Exhibit A to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on June 15, 2016)

Exhibit 31.1	Rule 13(a) – 14(a) Certificate of Chief Executive Officer

Exhibit 31.2	Rule 13(a) – 14(a) Certificate of Chief Financial Officer

Exhibit 32.1	Section 1350 Certificate of Chief Executive Officer

Exhibit 32.2	Section 1350 Certificate of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAY TELEVISION, INC.
(Registrant)

Date: August 4, 2016	By:	/s/ James C. Ryan
James C. Ryan
Executive Vice President and Chief Financial Officer