Form 10-Q
period 2016-09-30
GRAY TELEVISION INC
filed 2016-11-08
CIK 43196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

   For the quarterly period ended September 30, 2016 or

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes           No     ✔

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock (No Par Value)	Class A Common Stock (No Par Value)
66,285,797 shares outstanding as of October 31, 2016	6,404,862 shares outstanding as of October 31, 2016

INDEX

GRAY TELEVISION, INC.

PART I.     FINANCIAL INFORMATION

Item 1.       Financial Statements

GRAY TELEVISION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands)

	September 30,	December 31,
	2016	2015
Assets:
Current assets:
Cash	$230,398	97,318
Accounts receivable, less allowance for doubtful accounts of $2,963 and $1,794, respectively	149,864	121,473
Current portion of program broadcast rights, net	18,309	10,511
Deferred tax asset	49,191	49,690
Prepaid and other current assets	19,828	6,462
Total current assets	467,590	285,454

Property and equipment, net	328,629	234,475
Broadcast licenses	1,340,305	1,114,626
Goodwill	485,605	423,236
Other intangible assets, net	60,481	53,280
Investments in broadcasting and technology companies	16,599	13,599
Other	21,997	3,038
Total assets	$2,721,206	$2,127,708

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands except for share data)

	September 30,	December 31,
	2016	2015
Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$5,467	$4,532
Employee compensation and benefits	25,223	28,983
Accrued interest	13,557	12,717
Accrued network programming fees	12,295	11,945
Other accrued expenses	9,270	14,370
Federal and state income taxes	1,490	771
Current portion of program broadcast obligations	18,599	10,785
Deferred revenue	11,730	3,514
Total current liabilities	97,631	87,617

Long-term debt, less current portion	1,755,725	1,220,084
Program broadcast obligations, less current portion	5,172	2,171
Deferred income taxes	369,881	351,546
Accrued pension costs	33,419	36,337
Other	1,270	679
Total liabilities	2,263,098	1,698,434

Commitments and contingencies (Note 7)

Stockholders’ equity:
Common stock, no par value; authorized 100,000,000 shares, issued 71,228,691 shares and 70,989,426 shares, respectively	657,470	655,446
Class A common stock, no par value; authorized 15,000,000 shares, issued 8,073,993 shares and 7,855,381 shares, respectively	21,149	19,325
Accumulated deficit	(137,199)	(163,638)
Accumulated other comprehensive loss, net of income tax benefit	(17,284)	(17,284)
	524,136	493,849

Treasury stock at cost, common stock, 4,943,223 shares and 4,882,705 shares, respectively	(42,688)	(41,890)
Treasury stock at cost, Class A common stock, 1,669,131 shares and 1,611,371 shares, respectively	(23,340)	(22,685)
Total stockholders’ equity	458,108	429,274
Total liabilities and stockholders’ equity	$2,721,206	$2,127,708

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands except for per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Revenue (less agency commissions)	$204,490	$151,102	$574,846	$427,869
Operating expenses before depreciation, amortization and loss (gain) on disposal of assets, net:
Broadcast	120,717	98,921	346,620	272,213
Corporate and administrative	7,223	10,022	31,425	23,313
Depreciation	11,494	9,354	34,237	26,906
Amortization of intangible assets	4,235	3,213	12,365	8,715
Loss (gain) on disposal of assets, net	354	248	(66)	562
Operating expenses	144,023	121,758	424,581	331,709
Operating income	60,467	29,344	150,265	96,160
Other income (expense):
Miscellaneous income, net	30	28	740	102
Interest expense	(27,926)	(18,645)	(73,470)	(55,762)
Loss from early extinguishment of debt	(31,987)	-	(31,987)	-
Income before income taxes	584	10,727	45,548	40,500
Income tax expense	797	4,118	19,109	16,186
Net (loss) income	$(213)	$6,609	$26,439	$24,314

Basic per share information:
Net (loss) income	$-	$0.09	$0.37	$0.36
Weighted-average shares outstanding	71,879	71,638	71,850	67,215

Diluted per share information:
Net (loss) income	$-	$0.09	$0.36	$0.36
Weighted-average shares outstanding	71,879	72,341	72,723	67,824

Dividends declared per common share	$-	$-	$-	$-

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.

 CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)

(in thousands, except for number of shares)

										Accumulated
	Class A					Class A		Common		Other
	Common Stock		Common Stock		Accumulated	Treasury Stock		Treasury Stock		Comprehensive
	Shares	Amount	Shares	Amount	Deficit	Shares	Amount	Shares	Amount	Loss	Total

Balance at December 31, 2015	7,855,381	$19,325	70,989,426	$655,446	$(163,638)	(1,611,371)	$(22,685)	(4,882,705)	$(41,890)	$(17,284)	$429,274

Net income	-	-	-	-	26,439	-	-	-	-	-	26,439

Adjustment to pension liability, net of income tax	-	-	-	-	-	-	-	-	-	-	-

Issuance of common stock:
401(k) plan	-	-	1,765	21	-	-	-	-	-	-	21
2007 Long Term Incentive Plan - restricted stock	218,612		237,500	-	-	(57,760)	(655)	(60,518)	(798)	-	(1,453)

Share-based compensation	-	1,824	-	2,003	-	-	-	-	-	-	3,827

Balance at September 30, 2016	8,073,993	$21,149	71,228,691	$657,470	$(137,199)	(1,669,131)	$(23,340)	(4,943,223)	$(42,688)	$(17,284)	$458,108

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2016	2015
Operating activities
Net income	$26,439	$24,314
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	34,237	26,906
Amortization of intangible assets	12,365	8,715
Amortization of deferred loan costs	3,664	2,396
Amortization of original issue discount and premium related to long-term debt, net	(626)	(647)
Amortization of restricted stock and stock option awards	3,827	3,011
Amortization of program broadcast rights	14,026	10,837
Payments on program broadcast obligations	(13,859)	(10,558)
Common stock contributed to 401(k) plan	21	19
Deferred income taxes	18,335	16,040
(Gain) loss on disposals of assets, net	(66)	562
Loss from early extinguishment of debt	31,987	-
Other	659	48
Changes in operating assets and liabilities:
Accounts receivable	(8,677)	(4,120)
Other current assets	(12,234)	(1,841)
Accounts payable	728	(233)
Other current liabilities	(10,419)	(481)
Income taxes payable	719	-
Accrued interest	841	7,750
Net cash provided by operating activities	101,967	82,718

Investing activities
Acquisitions of television businesses and broadcast licenses	(432,220)	(184,346)
Proceeds from sale of television station	11,200	-
Purchases of property and equipment	(33,238)	(15,250)
Proceeds from asset sales	1,925	111
Acquisition prepayment and other	(17,171)	(150)
Net cash used in investing activities	(469,504)	(199,635)

Financing activities
Proceeds from borrowings on long-term debt	1,656,000	-
Repayments of borrowings on long-term debt	(1,100,000)	-
Tender and redemption premiums for 2020 Notes	(27,502)	-
Proceeds from issuance of common stock	-	167,313
Deferred and other loan costs	(27,881)	4
Net cash provided by financing activities	500,617	167,317
Net increase in cash	133,080	50,400
Cash at beginning of period	97,318	30,769
Cash at end of period	$230,398	$81,169

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Basis of Presentation

The accompanying condensed consolidated balance sheet of Gray Television, Inc. (and its consolidated subsidiaries, except as the context otherwise provides,“Gray,” the “Company,” “we,” “us,” and “our”) as of December 31, 2015, which was derived from the Company’s audited financial statements as of December 31, 2015, and our accompanying unaudited condensed consolidated financial statements as of September 30, 2016 and for the periods ended September 30, 2016 and 2015 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included. Our operations consist of one reportable segment. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K”). Our financial condition as of, and operating results, for the nine-month period ended September 30, 2016 are not necessarily indicative of the financial condition or results that may be expected for any future interim period or for the year ending December 31, 2016.

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

Earnings Per Share

We compute basic earnings per share by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding during the relevant period. The weighted-average number of common shares outstanding does not include restricted shares. These shares, although classified as issued and outstanding, are considered contingently returnable until the restrictions lapse and, in accordance with U.S. GAAP, are not included in the basic earnings per share calculation until the shares vest. Diluted earnings per share is computed by including all potentially dilutive common shares, including restricted shares and shares underlying stock options, in the denominator of the diluted weighted-average shares outstanding calculation, unless their inclusion would be anti-dilutive. In the three-months ended September 30, 2016, we reported a net loss and therefore all common stock equivalents are excluded from the computation of diluted earnings per share for that period, since their inclusion would be anti-dilutive.

The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding for the three-month and nine-month periods ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Weighted-average shares outstanding-basic	71,879	71,638	71,850	67,215
Common stock equivalents for stock options and restricted stock	-	703	873	609
Weighted-average shares outstanding-diluted	71,879	72,341	72,723	67,824

Accumulated Other Comprehensive Loss

Our accumulated other comprehensive loss balances as of September 30, 2016 and December 31, 2015 consist of adjustments to our pension liability and the related income tax benefit. Our comprehensive (loss) income for the three and nine-month periods ended September 30, 2016 and 2015 consisted entirely of net (loss) income. Therefore the consolidated statement of comprehensive (loss) income is not presented for the three and nine-month periods ended September 30, 2016 or 2015.

Property and Equipment

Property and equipment are carried at cost. Depreciation is computed principally by the straight-line method. Maintenance, repairs and minor replacements are charged to operations as incurred; major replacements and betterments are capitalized. The cost of any assets sold or retired and the related accumulated depreciation are removed from the accounts at the time of disposition, and any resulting profit or loss is reflected in income or expense for the period. In the nine-months ended September 30, 2016, our total property and equipment balance, before accumulated depreciation, increased approximately $102.7 million as a result of property and equipment acquired in connection with recent acquisitions of television stations, and decreased approximately $3.7 million as a result of the disposition of one television station. In the nine-months ended September 30, 2015, our total property and equipment balance, before accumulated depreciation, increased approximately $16.0 million as a result of property and equipment acquired in connection with acquisitions of television stations. The remaining changes in the balances in the nine-months ended September 30, 2016 and 2015 were due to routine property and equipment purchases and retirements. The following table lists the components of property and equipment by major category (dollars in thousands):

			Estimated
	September 30,	December 31,	Useful Lives
	2016	2015	(in years)
Property and equipment:
Land	$45,306	$36,529
Buildings and improvements	135,208	85,626	7	to	40
Equipment	468,692	420,380	3	to	20
	649,206	542,535
Accumulated depreciation	(320,577)	(308,060)
Total property and equipment, net	$328,629	$234,475

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 amends the guidance of U.S. GAAP with the intent of addressing eight specific cash flow issues with the objective of reducing the existing diversity in practice. One or more of these eight issues are applicable to our financial statements. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We do not expect that the adoption of this ASU will have a material impact on our financial statements.

Reclassifications

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 amended previous guidance to require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs were not affected by the amendments in this ASU. In August 2015, the FASB issued ASU No. 2015-15, Interest - Imputation of Interest (Subtopic 835-30) - Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements- Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting. ASU 2015-15 amended previous guidance to codify the June 18, 2015 Staff Announcement that the SEC staff would not object to the deferral and presentation as an asset, and subsequent amortization of such asset, of deferred debt issuance costs related to line of credit arrangements. We adopted these standards as of January 1, 2016. In accordance with these standards, we have reclassified our deferred loan costs as a reduction in the balance of our long-term debt in our balance sheets as of September 30, 2016 and December 31, 2015. Our deferred loan costs were previously presented as a non-current asset. In addition, certain other current and non-current liabilities have been reclassified to conform to the current year presentation.

2.	Acquisitions and Dispositions

As previously disclosed, on February 16, 2016, we completed the acquisition of the television and radio broadcast assets of Schurz Communications, Inc. (“Schurz”) for an adjusted purchase price of $443.4 million plus transaction related expenses (the “Schurz Acquisition”).

Also as previously disclosed, to facilitate regulatory approval for the Schurz Acquistion, on February 1, 2016, we exchanged the assets of KAKE-TV (ABC) (and its satellite stations) in the Wichita, Kansas television market, for the assets of Lockwood Broadcasting, Inc.’s television station WBXX-TV (CW) in the Knoxville, Tennessee television market and $11.2 million of cash (the “WBXX Acquisition”). In connection with the divestiture of KAKE-TV’s assets, we recorded a gain of approximately $2.0 million, excluding transaction related expenses.

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

The net consideration to complete the Schurz Acquisition and Related Transactions was as follows (in thousands):

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

Preliminary Fair Value Estimates

The preliminary fair value estimates of the assets acquired, liabilities assumed and resulting goodwill of our 2016 Acquisitions are summarized as follows (in thousands):

			Schurz
			Acquisition
			and the
	Acquisition	Acquisition	Acquisition
	of KYES-TV	of WBXX-TV	of WLUC-TV	Total

Accounts receivable	$-	$-	$19,313	$19,313
Other current assets	-	429	4,606	5,035
Property and equipment	176	1,633	97,814	99,623
Goodwill	28	10,288	62,268	72,584
Broadcast licenses	254	18,199	231,391	249,844
Other intangible assets	42	-	19,523	19,565
Other non-current assets	-	408	3,028	3,436
Current liabilities	-	(460)	(8,903)	(9,363)
Other long-term liabilities	-	(497)	(1,592)	(2,089)

Total	$500	$30,000	$427,448	$457,948

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

Amounts related to other intangible assets represent primarily the estimated fair values of retransmission agreements of $14.9 million; advertising client relationships of $1.6 million; and favorable income leases of $2.6 million. These intangible assets are being amortized over their estimated useful lives of approximately 4.9 years for retransmission agreements; approximately 5.5 years for advertising client relationships; and approximately 9.5 years for favorable income leases.

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

The Company’s consolidated results of operations for the three and nine-months ended September 30, 2016 include the results of the 2016 Acquisitions from the date of each transaction. Revenues attributable thereto and included in our condensed consolidated statements of operations for the three and nine-months ended September 30, 2016 were $37.1 million and $87.9 million, respectively. Operating income attributable thereto and included in our condensed consolidated statements of operations for the three and nine-months ended September 30, 2016 were $16.2 million and $35.3 million, respectively. In connection with the 2016 Acquisitions, we incurred a total of $0.5 million and $7.7 million of transaction related costs during the three and nine-months ended September 30, 2016, respectively, primarily related to legal, consulting and other professional services.

Unaudited Pro Forma Financial Information

The following table sets forth certain unaudited pro forma information for the nine-months ended September 30, 2016 and 2015 assuming that the Schurz Acquisition and Related Transactions occurred on January 1, 2015 (in thousands, except per share data):

	Nine Months Ended
	September 30,
	2016	2015

Revenue (less agency commissions)	$588,193	$505,269

Net income	$22,025	$24,182

Basic net income per share	$0.31	$0.36

Diluted net income per share	$0.30	$0.36

This pro forma financial information is based on historical results of operations of each of Gray, the television stations acquired and the television and radio broadcast assets divested in the Schurz Acquisition and Related Transactions, adjusted for the effect of fair value estimates and other acquisition accounting adjustments, and is not necessarily indicative of what our results would have been had we completed each of the Schurz Acquisition and Related Transactions on January 1, 2015 or on any other historical date, nor is it reflective of our expected results of operations for any future period. The pro forma adjustments for the nine-months ended September 30, 2016 and 2015 reflect depreciation expense and amortization of finite-lived intangible assets related to the fair value of the assets acquired, interest expense resulting from additional borrowings under our Senior Credit Facility and the related tax effects of the adjustments. This pro forma financial information has been prepared based on estimates and assumptions that we believe are reasonable as of the date hereof, and are subject to change based on, among other things, changes in the preliminary allocation of purchase price to the fair value of the assets acquired and liabilities assumed, or any other underlying assumptions.

Pro forma information for the KYES-TV Acquisition is not included, as such information is not material to our financial statements.

Pending Acquisitions

On May 13, 2016, we announced that we agreed to acquire television stations WDTV-TV (CBS) and WVFX-TV (FOX, CW), a legal duopoly in the Clarksburg-Weston, West Virginia television market (the “Clarksburg Acquisition”) from Withers Broadcasting Company of West Virginia and Withers Broadcasting Company of Clarksburg, LLC (collectively “Withers”) for a maximum total purchase price of $26.5 million in cash. On June 1, 2016, we made a partial payment of $16.5 million to Withers and acquired the non-license assets of these stations. Also, on that date we began to provide services to Withers under an LMA. The completion of our acquisition of the stations’ licenses and license-related assets is subject to the receipt of regulatory and other approvals. We currently expect to complete this acquisition in late 2016 or early 2017.

On June 3, 2016, we announced that we agreed with Nextstar Broadcasting Group, Inc. (“Nexstar”), to acquire two television stations that Nexstar will divest upon its merger with Media General, Inc. (“Media General”): WBAY-TV (ABC), in the Green Bay, Wisconsin television market, and KWQC-TV (NBC), in the Davenport, Iowa television market, both currently owned and operated by Media General, for $270.0 million in cash. We expect to fund these acquisitions primarily with cash on hand and, if necessary, available borrowings under our Senior Credit Facility or other available financing, depending on the cost and availability thereof. We anticipate closing the acquisition in late 2016 or early 2017.

On November 7, 2016, we entered into agreements with Tanana Valley Television Company and Tanana Valley Holdings, LLC, to acquire KTVF (NBC), KXD (CBS), and KFXF (FOX) in the Fairbanks, Alaska television market, for a total purchase price of $8.0 million (the “Fairbanks Acquisition”). We anticipate completing the Fairbanks Acquisition using cash on hand following receipt of regulatory approvals in the first or second quarter of 2017.

3.	Long-term Debt

As of September 30, 2016 and December 31, 2015, as applicable, long-term debt consisted of obligations under our Senior Credit Facility, our 7½% senior notes due 2020 (the “2020 Notes”), our 5.875% senior notes due 2026 (the “2026 Notes”) and our 5.125% senior notes due 2024 (the “2024 Notes”), as follows (in thousands):

	September 30,	December 31,
	2016	2015
Long-term debt including current portion:
Senior Credit Facility	$556,438	$556,438
2020 Notes	-	675,000
2024 Notes	525,000	-
2026 Notes	700,000	-
Total outstanding principal	1,781,438	1,231,438
Unamortized deferred loan costs - Senior Credit Facility	(12,857)	(6,136)
Unamortized deferred loan costs - 2020 Notes	-	(9,317)
Unamortized deferred loan costs - 2024 Notes	(7,971)	-
Unamortized deferred loan costs - 2026 Notes	(10,834)	-
Unamortized premium - 2020 Notes	-	4,099
Unamortized premium - 2026 Notes	5,949	-
Net carrying value	$1,755,725	$1,220,084

Borrowing availability under the Revolving Credit Facility	$60,000	$50,000

Our Senior Credit Facility consists of a revolving loan (the “Revolving Credit Facility”) and a term loan. Excluding accrued interest, the amount outstanding under our Senior Credit Facility as of September 30, 2016 and December 31, 2015 consisted solely of a term loan balance of $556.4 million. Our maximum borrowing availability under our Revolving Credit Facility is limited by our required compliance with certain restrictive covenants, including a first lien net leverage ratio covenant. As of September 30, 2016 and December 31, 2015, the interest rate on the balance outstanding under the Senior Credit Facility was 3.9% and 3.8%, respectively.

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

On June 14, 2016, we completed the private placement of $500.0 million of our 2026 Notes (the “Original 2026 Notes”), at par. We used a portion of the proceeds of the Original 2026 Notes to repay the outstanding balance of the 2016 Term Loan, accrued interest thereon, and transaction related fees and expenses. On September 14, 2016, we completed the private placement of an additional $200.0 million of our 2026 Notes (the “Additional 2026 Notes”). The Additional 2026 Notes were issued at a price of 103.0%, resulting in aggregate gross proceeds of approximately $206.0 million, plus accrued and unpaid interest from and including June 14, 2016. The Additional 2026 Notes are an additional issuance of, rank equally with and form a single series with the Original 2026 Notes. The 2026 Notes mature on July 15, 2026. Interest is payable semiannually, on January 15 and July 15 of each year commencing on January 15, 2017.

Also on September 14, 2016, we completed the private placement of $525.0 million of our 2024 Notes, at par. The 2024 Notes mature on October 15, 2024. Interest is payable semiannually, on April 15 and October 15 of each year commencing on April 15, 2017.

We used a portion of the proceeds from the sale of the 2026 Additional Notes and the 2024 Notes to complete the Tender Offer (discussed below). We used the remaining proceeds and cash on hand to redeem the 2020 Notes that remained outstanding after the completion of the Tender Offer.

As of September 30, 2016, we had $700.0 million of 2026 Notes outstanding and $525.0 million of 2024 Notes outstanding. The interest rate and yield on the Original 2026 Notes were each 5.875%. The interest rate and yield on the Additional 2026 Notes were 5.875% and 5.398%, respectively. The interest rate and yield on the 2024 Notes were each 5.125%.

In September 2016, we purchased approximately $431.2 million in aggregate principal amount of the 2020 Notes validly tendered in connection with a previously announced cash tender offer (the “Tender Offer”). The Tender Offer expired on September 13, 2016.

On September 14, 2016, we satisfied and discharged our obligations under the indenture governing the remaining 2020 Notes outstanding by depositing with the trustee thereunder the redemption price of 103.750% of the principal amount thereunder, plus accrued and unpaid interest to, but not including, the date of redemption (the “Redemption”).

In connection with the completion of the Tender Offer and the Redemption, we recorded a loss from early extinguishment of debt of approximately $32.0 million ($19.5 million net of tax) in the three and nine-months ended September 30, 2016 consisting of Tender Offer premiums of $18.2 million, call premiums of $9.1 million, the write off of unamortized deferred financing costs of $8.0 million and the payment of approximately $0.2 million in legal and other professional fees; but reduced by the recognition of un-accreted net premium of $3.5 million.

 Collateral, Covenants and Restrictions

Our obligations under the Senior Credit Facility are secured by substantially all of our consolidated subsidiaries' assets, including certain real estate. In addition, all of our subsidiaries are joint and several guarantors of, and our ownership interests in those subsidiaries are pledged to collateralize, our obligations under the Senior Credit Facility. Gray Television, Inc. is a holding company with no material independent assets or operations. For all applicable periods, the 2026 Notes and 2024 Notes have been fully and unconditionally guaranteed, on a joint and several, senior unsecured basis, by all of Gray Television, Inc.'s subsidiaries. As of September 30, 2016, there were no significant restrictions on the ability of Gray Television, Inc.'s subsidiaries to distribute cash to Gray or to the guarantor subsidiaries.

The Senior Credit Facility contains affirmative and restrictive covenants with which we must comply, including: (a) limitations on additional indebtedness; (b) limitations on liens; (c) limitations on the sale of assets; (d) limitations on guarantees; (e) limitations on investments and acquisitions; (f) limitations on the payment of dividends and share repurchases; (g) limitations on mergers; and (h) maintenance of a total leverage ratio not to exceed certain maximum limits while any amount is outstanding under the Revolving Credit Facility, as well as other customary covenants for credit facilities of this type. The 2026 Notes and 2024 Notes include covenants with which we must comply which are typical for borrowing transactions of their nature. As of September 30, 2016 and December 31, 2015, we were in compliance with all required covenants under all our debt obligations.

We may redeem some or all of the 2026 Notes at any time after July 15, 2021 at specified redemption prices. We may also redeem up to 35% of the aggregate principal amount of the 2026 Notes using the proceeds from certain equity offerings completed before July 15, 2019. In addition, we may redeem some or all of the 2026 Notes at any time prior to July 15, 2021 at a price equal to 100% of the principal amount thereof plus a make whole premium, and accrued but unpaid interest. If we sell certain of our assets or experience specific kinds of changes of control, we must offer to repurchase the 2026 Notes.

We may redeem some or all of the 2024 Notes at any time after October 15, 2019 at specified redemption prices. We may also redeem up to 35% of the aggregate principal amount of the 2024 Notes using the proceeds from certain equity offerings completed before October 15, 2019. In addition, we may redeem some or all of the 2024 Notes at any time prior to October 15, 2019 at a price equal to 100% of the principal amount thereof plus a make whole premium, and accrued and unpaid interest. If we sell certain of our assets or experience specific kinds of changes of control, we must offer to repurchase the 2024 Notes.

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

The carrying amounts of the following instruments approximate fair value due to their short term to maturity: (i) accounts receivable; (ii) prepaid and other current assets; (iii) accounts payable; (iv) accrued employee compensation and benefits; (v) accrued interest; (vi) other accrued expenses; (vii) acquisition-related liabilities; and (viii) deferred revenue.

The carrying amount of our long-term debt was $1.8 billion and $1.2 billion, respectively, and the fair value was $1.8 billion and $1.2 billion, respectively, as of September 30, 2016 and December 31, 2015. Fair value of our long-term debt is based on observable estimates provided by third-party financial professionals as of September 30, 2016 and December 31, 2015 and as such is classified within Level 2 of the fair value hierarchy.

5.      Retirement Plans

The following table provides the components of net periodic benefit cost for our pension plans for the three-month and nine-month periods ended September 30, 2016 and 2015, respectively (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Service cost	$-	$-	$-	$3,116
Interest cost	1,185	-	3,554	4,448
Expected return on plan assets	(1,298)	-	(3,892)	(5,114)
Loss amortization	153	-	458	1,740
Net periodic benefit cost	$40	$-	$120	$4,190

During the nine-month period ended September 30, 2016, we contributed $3.0 million to our defined benefit pension plans. During the remainder of 2016, we do not expect to make further contributions to these plans.

During the three and nine-month periods ended September 30, 2016, we contributed $1.5 million and $4.1 million, respectively, in matching contributions to our defined contribution plan, the Gray Television, Inc. Capital Accumulation Plan. During the remainder of 2016, we estimate that our contributions will be approximately $1.4 million to this plan, excluding discretionary profit-sharing contributions.

6.      Share-based Compensation

We recognize compensation expense for share-based payment awards made to our employees and directors, including stock options and restricted shares awarded under our 2007 Long-Term Incentive Plan, as amended (the “2007 Incentive Plan”) and our Directors’ Restricted Stock Plan. Currently, there are no outstanding share awards under our Directors’ Restricted Stock Plan. The following table provides information on our share-based compensation expense and related income tax benefit for the three and nine-month periods ended September 30, 2016 and 2015, respectively (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Stock-based compensation expense, gross	$1,271	$1,009	$3,827	$3,011
Income tax benefit at our statutory rate associated with share-based compensation	(496)	(394)	(1,493)	(1,174)
Stock-based compensation expense, net	$775	$615	$2,334	$1,837

The 2007 Long-Term Incentive Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock awards, stock appreciation rights, and performance awards to acquire shares of our Class A common stock or common stock, or other awards based on our performance, to our employees and non-employee directors.

During the nine-month period ended September 30, 2016, we granted 218,452 shares of restricted common stock to certain employees, of which 72,816 shares will vest on each of January 31, 2017 and 2018; and 72,820 shares will vest on January 31, 2019. Also during the nine-month period ended September 30, 2016, we granted 166,677 shares of restricted Class A common stock to one employee, of which 55,559 shares will vest on each of January 31, 2017, 2018 and 2019. During the nine-month period ended September 30, 2016, we also granted 19,048 shares of restricted common stock to certain non-employee directors, which shares will vest on January 31, 2017. Also during the nine-month period ended September 30, 2016, we granted 51,935 shares of restricted Class A common stock to certain non-employee directors, which shares will vest on January 31, 2017. During the nine-month period ended September 30, 2015, we granted 150,308 shares of restricted common stock to certain employees, of which 50,102 shares vested on January 31, 2016; 50,100 shares will vest on January 31, 2017; and 50,106 shares will vest on January 31,2018. Also during the nine-month period ended September 30, 2015, we granted 229,322 shares of restricted Class A common stock to certain employees, of which 76,442 shares vested January 31, 2016; 76,442 shares will vest on January 31, 2017; and 76,438 shares will vest on January 31, 2018. Also during the nine-month period ended September 30, 2015, we granted 58,191 shares of restricted Class A common stock to certain non-employee directors, all of which vested on January 31, 2016.

A summary of restricted common stock activity for the nine-month periods ended September 30, 2016 and 2015 is as follows:

	Nine Months Ended
	September 30, 2016		September 30, 2015
		Weighted-		Weighted-
		average		average
		Grant Date		Grant Date
	Number of	Fair Value	Number of	Fair Value
	Shares	Per Share	Shares	Per Share
Restricted stock - common:
Outstanding - beginning of period	337,506	$9.57	385,056	$9.09
Granted	237,500	$12.88	150,308	$10.27
Vested	(178,973)	$8.46	(197,858)	$9.16
Outstanding - end of period	396,033	$12.06	337,506	$9.57

A summary of restricted Class A common stock activity for the nine-month periods ended September 30, 2016 and 2015 is as follows:

	Nine Months Ended
	September 30, 2016		September 30, 2015
		Weighted-average		Weighted-average
		Grant Date		Grant Date
	Number of	Fair Value	Number of	Fair Value
	Shares	Per Share	Shares	Per Share
Restricted stock - class A common:
Outstanding - beginning of period	374,693	$9.46	204,473	$9.81
Granted	218,612	$11.25	287,513	$9.37
Vested	(178,223)	$10.04	(117,293)	$9.85
Outstanding - end of period	415,082	$10.15	374,693	$9.46

Stock Options

As of September 30, 2016 and 2015, options to purchase 274,746 shares of our common stock, with an exercise price of $1.99, were outstanding and exercisable. For each of the nine-month periods ended September 30, 2016 and 2015, we did not have any outstanding stock options for our Class A common stock. The aggregate intrinsic value of our outstanding stock options was $2.3 million based on the closing market price of our common stock on September 30, 2016.

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

8.      Goodwill and Intangible Assets

During the nine-month period ended September 30, 2016, we acquired and disposed of various television broadcast stations and broadcast licenses. See Note 2 “Acquisitions and Dispositions” for more information regarding these transactions. As a result of these transactions, our goodwill and other intangible asset balances changed. A summary of changes in our goodwill and other intangible assets, on a net basis, for the nine-month period ended September 30, 2016 is as follows (in thousands):

	Net Balance at	Acquisitions				Net Balance at
	December 31,	And				September 30,
	2015	Adjustments	Dispositions	Impairments	Amortization	2016

Goodwill	$423,236	$72,584	$(10,215)	$-	$-	$485,605
Broadcast licenses	1,114,626	251,035	(25,356)	-	-	1,340,305
Definite lived intangible assets	53,280	19,566	-	-	(12,365)	60,481
Total intangible assets net of accumulated amortization	$1,591,142	$343,185	$(35,571)	$-	$(12,365)	$1,886,391

As of September 30, 2016 and December 31, 2015, our intangible assets and related accumulated amortization consisted of the following (in thousands):

	As of September 30, 2016			As of December 31, 2015
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Intangible assets not currently subject to amortization:
Broadcast licenses	$1,394,004	$(53,699)	$1,340,305	$1,168,325	$(53,699)	$1,114,626
Goodwill	485,605	-	485,605	423,236	-	423,236
	$1,879,609	$(53,699)	$1,825,910	$1,591,561	$(53,699)	$1,537,862

Intangible assets subject to amortization:
Network affiliation agreements	$1,264	$(1,264)	$-	$1,264	$(1,264)	$-
Other definite lived intangible assets	105,791	(45,310)	60,481	86,696	(33,416)	53,280
	$107,055	$(46,574)	$60,481	$87,960	$(34,680)	$53,280

Total intangibles	$1,986,664	$(100,273)	$1,886,391	$1,679,521	$(88,379)	$1,591,142

Amortization expense for the nine-month periods ended September 30, 2016 and 2015 was $12.4 million and $8.7 million, respectively. Based on the current amount of intangible assets subject to amortization, we expect that amortization expense for the succeeding five years will be as follows: 2017, $16.3 million; 2018, $11.5 million; 2019, $9.0 million; 2020, $6.1 million; and 2021, $3.2 million. If and when acquisitions and dispositions occur in the future, actual amounts may vary from these estimates.

Impairment of goodwill and broadcast licenses

Our intangible assets are primarily comprised of broadcast licenses. There were no triggering events that required a test of our goodwill or intangible assets for impairment during the nine-month periods ended September 30, 2016 or 2015.

9.      Income Taxes

For the three and nine-month periods ended September 30, 2016 and 2015, our income tax expense and effective income tax rates were as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Income tax expense	$797	$4,118	$19,109	$16,186
Effective income tax rate	136.5%	38.4%	42.0%	40.0%

We estimate our differences between taxable income or loss and recorded income or loss on an annual basis. Our tax provision for each quarter is based upon these full-year projections, which are revised each reporting period. These projections incorporate estimates of permanent differences between U.S. GAAP income or loss and taxable income or loss, state income taxes and adjustments to our liability for unrecognized tax benefits to adjust our statutory Federal income tax rate of 35.0% to our effective income tax rate. For the nine-month period ended September 30, 2016, these estimates increased or decreased our statutory Federal income tax rate of 35.0% to our effective income tax rate of 42.0% as follows: state income taxes added 4.6%, permanent differences between our U.S. GAAP income and taxable income added 2.1%, and a discrete share-based compensation adjustment added 1.0%, while adjustments to our reserve for uncertain tax positions resulted in a reduction of 0.7%. For the nine-month period ended September 30, 2015, these estimates increased or decreased our statutory Federal income tax rate of 35.0% to our effective income tax rate of 40.0% as follows: state income taxes added 4.5% and permanent differences between our U.S. GAAP income and taxable income added 1.6%, and discrete items resulted in a reduction of 0.2%, while adjustments to our reserve for uncertain tax positions resulted in a reduction of 0.9%.

For the three-months ended September 30, 2016, our effective income tax rate was significantly higher than our statutory Federal income tax rate of 35.0% due primarily to the permanent differences between our taxable income and our U.S. GAAP income. These permanent differences represented a high percentage of our pre-tax U.S. GAAP income.

10.    Subsequent Event

On November 6, 2016, the Board of Directors of the Company authorized the Company to purchase up to an additional $75.0 million of outstanding common stock prior to December 31, 2019. The extent to which the Company repurchases common stock, the number of shares and the timing of any repurchases will depend on general market conditions, regulatory requirements, alternative investment opportunities and other considerations. The Company is not required to repurchase a minimum number of shares, and the repurchase authorization may be modified, suspended or terminated at any time without prior notice. This authorization prohibits the Company from purchasing shares directly from the Company’s officers, directors, or the Gray Television, Inc. Capital Accumulation Plan (401K plan).

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

We are a television broadcast company headquartered in Atlanta, Georgia, that owns and/or operates television stations and leading digital assets in markets throughout the United States. As of September 30, 2016, we owned and/or operated television stations in 51 television markets broadcasting over 190 programming streams, including 36 affiliates of the CBS Network (“CBS”), 27 affiliates of the NBC Network (“NBC”), 19 affiliates of the ABC Network (“ABC”) and 14 affiliates of the FOX Network (“FOX”). The following discussion and analysis includes revenue and expenses attributable to all of our owned stations and those that we operate under an LMA.

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

Recent Acquisitions and Divestitures

On February 16, 2016, we completed the acquisition of the television and radio broadcast assets of Schurz Communications, Inc. (“Schurz”) for an adjusted purchase price of $443.4 million plus transaction related expenses (the “Schurz Acquisition”). To facilitate the regulatory approval of the Schurz Acquisition, we (i) exchanged the assets of KAKE-TV (ABC) (and its satellite stations) for the assets of Lockwood Broadcasting, Inc.’s television station WBXX-TV (CW) and $11.2 million of cash, on February 1, 2016; (ii) exchanged the assets of WSBT-TV for the assets of Sinclair Broadcast Group, Inc.’s television station WLUC-TV (NBC/FOX) on February 16, 2016; and (iii) sold the Schurz radio broadcast assets to three radio broadcasters on February 16, 2016 (collectively with the Schurz Acquisition, the “Schurz Acquisition and Related Transactions”).

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

On June 14, 2016, we completed the private placement of $500.0 million of our 2026 Notes (the “Original 2026 Notes”), at par. We used a portion of the proceeds of the 2026 Notes to repay the outstanding balance of the 2016 Term Loan, accrued interest thereon, and transaction related fees and expenses. On September 14, 2016, we completed the private placement of an additional $200.0 million of our 2026 Notes (the “Additional 2026 Notes”). The Additional 2026 Notes were issued at a price of 103.0%, resulting in aggregate gross proceeds of approximately $206.0 million, plus accrued and unpaid interest from and including June 14, 2016. The Additional 2026 Notes are an additional issuance of, rank equally with and form a single series with the Original 2026 Notes. The 2026 Notes mature on July 15, 2026. Interest is payable semiannually, on January 15 and July 15 of each year commencing on January 15, 2017.

Also on September 14, 2016, we completed the private placement of $525.0 million of our 2024 Notes, at par. The 2024 Notes mature on October 15, 2024. Interest is payable semiannually, on April 15 and October 15 of each year commencing on April 15, 2017.

We used a portion of the proceeds from the sale of the 2026 Additional Notes and the 2024 Notes to complete the Tender Offer (discussed below). We used the remaining proceeds and cash on hand to redeem the 2020 Notes that remained outstanding after the completion of the Tender Offer.

On September 14, 2016, we purchased approximately $431.2 million in aggregate principal amount of our 7½% Senior Notes due 2020 (the “2020 Notes”) validly tendered in connection with a cash tender offer (the “Tender Offer”) for any and all of our outstanding $675.0 million aggregate principal amount of 2020 Notes.

On September 14, 2016, we satisfied and discharged our obligations under the indenture governing the remaining 2020 Notes outstanding by depositing with the trustee thereunder the redemption price of 103.750% of the principal amount thereunder, plus accrued and unpaid interest to, but not including, the date of redemption (the “Redemption”).

See Note 3 “Long-term Debt” for further information regarding our financing activities.

Television Industry Background

The Federal Communications Commission (the “FCC) grants broadcast licenses to television stations. There are only a limited number of broadcast licenses available in any geographic area.

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

For the nine-month period ended September 30, 2016, excluding political advertising revenue, our largest advertising customer category was automotive. For each of the nine-month periods ended September 30, 2016 and 2015, we earned approximately 23% and 24%, respectively, of our total broadcast advertising revenue, excluding political advertising revenue, from automotive customers. Our business and operating results could be materially adversely affected if advertising revenue from automotive customers were to decrease significantly. Our business and operating results could also be materially adversely affected if revenue decreased from one or more other significant advertising categories, such as the medical, restaurant, furniture and appliances or home improvement industries.

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

Revenue

Set forth below are the principal types of revenue, less agency commissions, earned by us for the periods indicated and the percentage contribution of each type of revenue to our total revenue (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
		Percent		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total
Revenue:
Local (including internet/digital/mobile)	$102,172	50.0%	$83,972	55.6%	$296,253	51.5%	$241,928	56.5%
National	25,426	12.4%	20,889	13.8%	73,575	12.8%	57,605	13.5%
Political	22,272	10.9%	4,594	3.0%	41,576	7.2%	7,950	1.9%
Retransmission consent	51,096	25.0%	39,329	26.0%	148,914	25.9%	112,489	26.3%
Other	3,524	1.7%	2,318	1.6%	14,528	2.6%	7,897	1.8%
Total	$204,490	100.0%	$151,102	100.0%	$574,846	100.0%	$427,869	100.0%

Results of Operations

Three-Months Ended September 30, 2016 (“2016 three-month period”) Compared to Three-Months Ended September 30, 2015 (“2015 three-month period”)

Revenue. Total revenue increased $53.4 million, or 35%, to $204.5 million in the 2016 three-month period compared to the 2015 three-month period. Our revenue increased primarily due to the 2016 Acquisitions, 2015 Acquisitions and increased political advertising revenue. The 2016 Acquisitions and 2015 Acquisitions, collectively, accounted for approximately $50.8 million of total revenue in the 2016 three-month period, and $8.3 million of total revenue in the 2015 three-month period. Local advertising revenue increased $18.2 million, or 22%, to $102.2 million in the 2016 three-month period compared to the 2015 three-month period. National advertising revenue increased $4.5 million, or 22%, to $25.4 million in the 2016 three-month period compared to the 2015 three-month period. Local and national advertising revenue included approximately $8.2 million of advertising revenue related to our broadcasts of the 2016 Olympic games in the 2016 three-month period. Political advertising revenue increased $17.7 million, or 385%, to $22.3 million in the 2016 three-month period compared to the 2015 three-month period, due to 2016 being the “on year” of the two-year election cycle which results in increased spending by political candidates, political parties and special interest groups. Retransmission consent revenue increased $11.8 million, or 30%, to $51.1 million in the 2016 three-month period compared to the 2015 three-month period, due primarily to increased retransmission consent rates.

Excluding revenue attributable to the 2016 Acquisitions and the 2015 Acquisitions and political advertisers, our five largest advertising categories on a combined local and national basis by customer type demonstrated the following changes during the 2016 three-month period compared to the 2015 three-month period automotive increased 1%; medical increased 5%; furniture and appliances increased 6%; restaurant decreased 17%; and home improvement increased 11%.

Broadcast expenses. Broadcast expenses (before depreciation, amortization and loss on disposal of assets) increased $21.8 million, or 22%, to $120.7 million in the 2016 three-month period. The 2016 Acquisitions and the 2015 Acquisitions, collectively, accounted for approximately $28.1 million of total broadcast expense in the 2016 three-month period and $4.6 million of total broadcast expenses in the 2015 three-month period. Overall the increased costs reflected increases in non-compensation expense of $9.9 million and increases in compensation expense of $11.9 million. In addition to the effect from our acquisitions, non-compensation expense increased primarily due to increases in network affiliation fees, programming costs, software license fees, consulting fees and utilities offset, in-part, by decreased national sales commissions as a result of the termination of substantially all of our national sales representation agreements at the beginning of 2016. Compensation expense increased due to increases in salaries, incentive compensation and healthcare costs related to our 2016 Acquisitions and 2015 Acquistions. During the 2016 three-month period and the 2015 three-month period, we recorded broadcast non-cash, share-based compensation expense of $0.3 million and $0.2 million, respectively.

Corporate and administrative expenses. Corporate and administrative expenses (before depreciation, amortization and loss on disposal of assets) decreased $2.8 million, or 28%, to $7.2 million in the 2016 three-month period compared to the 2015 three-month period, primarily due to decreases in non-compensation expenses of $3.3 million, partially offset by increases of $0.5 million in compensation expenses. Non-compensation expense decreased primarily due to decreased professional fees related to the 2016 Acquisitions, that were completed primarily in the first quarter of 2016, compared to the 2015 Acquisitions, that were completed primarily in the third quarter of 2015. Compensation expenses increased primarily due to increases in incentive compensation offset, in part, by reductions in relocation expense. During the 2016 three-month period and the 2015 three-month period, we recorded corporate non-cash, share-based compensation expense of $1.0 million and $0.8 million, respectively.

Depreciation. Depreciation of property and equipment increased $2.1 million, or 23%, to $11.5 million during the 2016 three-month period compared to the 2015 three-month period. Depreciation increased due to additional property and equipment being placed in service as a result of the 2016 Acquisitions.

Amortization of intangible assets. Amortization of intangible assets increased approximately $1.0 million to $4.2 million during the 2016 three-month period compared to the 2015 three-month period. Amortization expense increased due to the addition of definite lived intangible assets related to the 2016 Acquisitions.

Interest expense. Interest expense increased $9.3 million or 50% to $27.9 million in the 2016 three-month period primarily as a result of the increase in debt outstanding compared to the 2015 three-month period. Average interest rates decreased to 5.6% in the 2016 three-month period compared to 5.8% in the 2015 three-month period, and our average outstanding debt balance was $1.7 billion and $1.2 billion, respectively.

Loss from early extinguishment of debt. In connection with the completion of the Tender Offer and the Redemption, we recorded a loss from early extinguishment of debt of approximately $32.0 million ($19.5 million net of tax) in the 2016 three-month period, consisting of Tender Offer premiums of $18.2 million, premiums related to the redemption of $9.1 million, the write off of unamortized deferred financing costs of $8.0 million and the payment of approximately $0.2 million in legal and other professional fees; but reduced by the recognition of un-accreted net premium of $3.5 million.

Income tax expense. We recognized income tax expense of $0.8 million and $4.1 million for the 2016 and 2015 three-month periods, respectively. For the 2016 and 2015 three-month periods, our effective income tax rate was 136.5% and 38.4%, respectively. We estimate our differences between taxable income or loss and recorded income or loss on an annual basis. Our tax provision for each quarter is based upon these full-year projections that are revised each reporting period. These projections incorporate estimates of permanent differences between U.S. GAAP income or loss and taxable income or loss, state income taxes and adjustments to our liability for unrecognized tax benefits. For the 2016 three-month period, these estimates increased or decreased our statutory Federal income tax rate of 35.0% to our effective income tax rate as follows: state income taxes added 18.2%, permanent differences between our U.S. GAAP income and taxable income added 73.0%, adjustments to our reserve for uncertain tax positions resulted in a reduction of 23.0% and discrete items increased the effective rate by 33.3%.

Nine-Months Ended September 30, 2016 (“2016 nine-month period”) Compared to Nine-Months Ended September 30, 2015 (“2015 nine-month period”)

Revenue. Total revenue increased $147.0 million, or 34%, to $574.8 million in the 2016 nine-month period as compared to the 2015 nine-month period. Our total revenue increased primarily due to revenue from the 2016 Acquisitions, the 2015 Acquisitions and increased political advertising revenue. The 2016 Acquisitions and 2015 Acquisitions collectively accounted for approximately $128.3 million of the total revenue in the 2016 nine-month period and $8.3 million of the total revenue in the 2015 nine-month period. Local advertising revenue increased $54.3 million, or 22%, to $296.3 million in the 2016 nine-month period compared to the 2015 nine-month period. National advertising revenue increased $16.0 million, or 28%, to $73.6 million in the 2016 nine-month period compared to the 2015 nine-month period. Local and national advertising revenue included approximately $2.1 million of revenue from the broadcast of the 2016 Super Bowl on our CBS channels, an increase of approximately $0.6 million compared to the $1.5 million of revenue from the broadcast of the 2015 Super Bowl on our NBC channels. Local and national advertising revenue also included approximately $8.2 million of advertising revenue related to our broadcasts of the 2016 Olympic games in the 2016 nine-month period. Political advertising revenue increased $33.6 millon, or 423%, to $41.6 million in the 2016 nine-month period, due to 2016 being the “on year” of the two-year election cycle. Retransmission consent revenue increased $36.4 million, or 32%, to $148.9 million due primatrily to increased retransmission consent rates.

Excluding revenue attributable to the 2016 Acquisitions and the 2015 Acquisitions and political advertisers, our five largest advertising categories on a combined local and national basis by customer type demonstrated the following changes during the 2016 nine-month period compared to the 2015 nine-month period: automotive increased 2%; medical increased 2%; restaurant decreased 7%; furniture and appliances increased 5%; and home improvement increased 7%.

Broadcast expenses. Broadcast expenses (before depreciation, amortization and loss (gain) on disposal of assets) increased $74.4 million, or 27%, to $346.6 million in the 2016 nine-month period. The 2016 Acquisitions and the 2015 Acquisitions, collectively, accounted for approximately $74.5 million of the total broadcast expense from the 2016 nine-month period and $4.6 million of the total broadcast expense in the 2015 nine-month period. Overall, the increase in broadcast operating expenses reflected increases in non-compensation expenses of $36.2 million and increases in compensation expenses of $38.2 million. In addition to the effect of acquisitions, non-compensation expense increased primarily due to increases in network affiliation fees offset, in-part, by decreased national sales commissions as a result of the termination of substantially all of our national sales representation agreements at the beginning of 2016. In addition to the effect of acquisitions, compensation expense increased due to increases in incentive compensation. During the 2016 and the 2015 nine-month periods, we recorded broadcast non-cash, share-based compensation expense of $0.9 million and $0.7 million, respectively.

Corporate and administrative expenses. Corporate and administrative expenses (before depreciation, amortization and loss on disposal of assets) increased $8.1 million, or 35%, to $31.4 million for the 2016 nine-month period due primarily to non-compensation expense that increased $6.8 million in the nine-months ended September 30, 2016 due to $13.2 million of professional fees, primarily related to the 2016 Acquisitions compared to $7.0 million of professional fees incurred in the nine-months ended September 30, 2015, primarily related to the acquisition of the 2015 Acquisitions. Compensation expense increased by $1.3 million primarily due to increases in incentive compensation, partially offset by a decrease in relocation expenses. We recorded non-cash share-based compensation expense during the 2016 and 2015 nine-month periods of $2.9 million and $2.3 million, respectively.

Depreciation. Depreciation of property and equipment increased $7.3 million, or 27%, to $34.2 million for the 2016 nine-month period as compared to the 2015 nine-month period. Depreciation increased due to additional property and equipment being placed in service due to routine asset purchases and the 2016 Acquisitions and the 2015 Acquisitions.

Amortization of intangible assets. Amortization of intangible assets increased $3.7 million to $12.4 million during the 2016 nine-month period compared to the 2015 nine-month period due to amortization of the additional definite lived intangible assets of the 2016 Acquisitions and 2015 Acquisitions.

Interest expense. Interest expense increased $17.7 million, or 32%, to $73.5 million for the 2016 nine-month period compared to the 2015 nine-month period. This increase was attributable to an increase in average borrowings outstanding. Our average debt balance was $1.6 billion and $1.2 billion during the 2016 and 2015 nine-month periods, respectively. The average interest rates on our total debt balances were 5.6% and 5.8% during the 2016 and 2015 nine-month periods, respectively. Our average debt balance increased as a result of increased borrowings used to finance, in part, the 2016 Acquisitions.

Loss from early extinguishment of debt. In connection with the completion of the Tender Offer and the Redemption, we recorded a loss from early extinguishment of debt of approximately $32.0 million ($19.5 million net of tax) in the 2016 nine-month period, consisting of Tender Offer premiums of $18.2 million, premiums related to the redemption of $9.1 million, the write off of unamortized deferred financing costs of $8.0 million and the payment of approximately $0.2 million in legal and other professional fees; reduced by the recognition of un-accreted net premium of $3.5 million.

Income tax expense. We recognized income tax expense of $19.1 million and $16.2 million in the 2016 and 2015 nine-month periods, respectively. For the 2016 and 2015 nine-month periods, our effective income tax rate was 42.0% and 40.0%, respectively. The primary reason for the increase in our income tax expense was the increase in our pre-tax income in the 2016 nine-month period compared to the 2015 nine-month period. We estimate our differences between taxable income or loss and recorded income or loss on an annual basis. Our tax provision for each quarter is based upon these full-year projections that are revised each reporting period. These projections incorporate estimates of permanent differences between U.S. GAAP income or loss and taxable income or loss, state income taxes and adjustments to our liability for unrecognized tax benefits. For the 2016 nine-month period, these estimates increased or decreased our statutory Federal income tax rate of 35.0% to our effective income tax rate as follows: state income taxes added 4.6%, permanent differences between our U.S. GAAP income and taxable income added 2.1%, adjustments to our reserve for uncertain tax positions resulted in a reduction of 0.7% and discrete items increased the effective rate by 1%.

Liquidity and Capital Resources

General

The following table presents data that we believe is helpful in evaluating our liquidity and capital resources (in thousands).

	Nine Months Ended September 30,
	2016	2015
Net cash provided by operating activities	$101,967	$82,718
Net cash used in investing activities	(469,504)	(199,635)
Net cash provided by financing activities	500,617	167,317
Increase in cash	$133,080	$50,400

	As of
	September 30, 2016	December 31, 2015
Cash	$230,398	$97,318
Long-term debt	$1,755,725	$1,220,084
Borrowing availability under the Revolving Credit Facility	$60,000	$50,000

Our Senior Credit Facility consists of a revolving loan (the “Revolving Credit Facility”) and a term loan. Excluding accrued interest, the amount outstanding under our Senior Credit Facility as of September 30, 2016 and December 31, 2015 consisted solely of a term loan balance of $556.4 million. Our maximum borrowing availability under our Revolving Credit Facility is limited by our required compliance with certain restrictive covenants, including a first lien net leverage ratio covenant. As of September 30, 2016 and December 31, 2015, the interest rate on the balance outstanding under the Senior Credit Facility was 3.9% and 3.8%, recpectively.

Pursuant to the Second Amendment, in the first quarter of 2016 we borrowed $425.0 million under the 2016 Term Loan to fund a portion of the purchase price of the Schurz Acquisition. The Second Amendment also increased our availability under the Revolving Credit Facility by $10.0 million to a total of $60.0 million.

For a discussion of certain financing activities in the nine-month period ended September 30, 2016, see “2016 Financings,” above.

We used a portion of the proceeds from the sale of the 2026 Additional Notes and the 2024 Notes to complete the Tender Offer. We used the remaining proceeds and cash on hand to redeem the 2020 Notes that remained outstanding after the completion of the Tender Offer.

As of September 30, 2016, we had $700.0 million of 2026 Notes outstanding and $525.0 million of 2024 Notes outstanding. The interest rate and yield on the Original 2026 Notes were each 5.875%. The interest rate and yield on the Additional 2026 Notes were 5.875% and 5.398%, respectively. The interest rate and yield on the 2024 Notes were each 5.125%.

Our obligations under the Senior Credit Facility are secured by substantially all of our consolidated subsidiaries' assets, including certain real estate. In addition, all of our subsidiaries are joint and several guarantors of, and our ownership interests in those subsidiaries are pledged to collateralize, our obligations under the Senior Credit Facility. Gray Television, Inc. is a holding company with no material independent assets or operations. For all periods presented, the 2026 Notes and 2024 Notes have been fully and unconditionally guaranteed, on a joint and several, senior unsecured basis, by all of Gray Television, Inc.'s subsidiaries. As of September 30, 2016, there were no significant restrictions on the ability of Gray Television, Inc.'s subsidiaries to distribute cash to Gray or to the guarantor subsidiaries.

The Senior Credit Facility contains affirmative and restrictive covenants with which we must comply, including (a) limitations on additional indebtedness, (b) limitations on liens, (c) limitations on the sale of assets, (d) limitations on guarantees, (e) limitations on investments and acquisitions, (f) limitations on the payment of dividends and share repurchases, (g) limitations on mergers, and (h) maintenance of a total leverage ratio not to exceed certain maximum limits while any amount is outstanding under the Revolving Credit Facility, as well as other customary covenants for credit facilities of this type. The 2026 Notes and 2024 Notes include covenants with which we must comply which are typical for borrowing transactions of their nature. As of September 30, 2016 and December 31, 2015, we were in compliance with all required covenants under all our debt obligations.

Net Cash Provided By (Used In) Operating, Investing and Financing Activities

Net cash provided by operating activities was $101.9 million in the 2016 nine-month period compared to $82.7 million in the 2015 nine-month period. The increase of $19.2 million in the 2016 period was the result of a $2.1 million increase in net income and a $47.3 million increase in non-cash expenses, partially offset by a $30.2 million use of cash by working capital accounts. These changes were primarily due to the impact on our operations of changes in the components of our debt financing and changes in our tax position, as well as the impact of the 2016 Acquisitions and the 2015 Acquisitions.

Net cash used in investing activities was $469.5 million in the 2016 nine-month period compared to net cash used in investing activities of $199.6 million for the 2015 nine-month period. The increase in cash used in investing activities was largely due to cash used for the 2016 Acquisitions and to purchases of property and equipment at a greater number of stations in the 2016 nine-month period compared to the 2015 nine-month period. During the 2016 nine-month period, we used approximately $16.5 million of cash for payments related to acquisitions pending as of September 30, 2016.

Net cash provided by financing activities in the 2016 nine-month period was $500.6 million compared to net cash provided by financing activities of $167.3 million in the 2015 nine-month period. Cash provided by financing activities increased in the 2016 nine-month period primarily due to: (i) the $425.0 million of borrowings under the 2016 Term Loan, net of $8.7 million of deferred loan costs; (ii) the issuance of the $500.0 million of the Original 2026 Notes, net of $7.8 million of deferred loan costs, a portion of which was used to repay the outstanding balance of the 2016 Term Loan; and (iii) the issuance of the Additional 2026 Notes at a $103% premium resulting in net proceeds of $206.0 million, net of $3.3 million of deferred loan costs, and the issuance of $525.0 million of 2024 notes at par, net of $8.1 million of deferred loan costs. The net proceeds of the offering of the Additional 2026 notes and the 2024 Notes and cash from operations were used in the Tender Offer and Redemption of the 2020 Notes, which used $27.5 million in premiums. In the 2015 nine-month period, we completed an underwritten public offering of 13.5 million shares of our common stock at a price to the public of $13.00 per share. The net proceeds of the offering in the 2015 nine-month-month period were $167.3 million, after deducting underwriting discounts and expenses.

Liquidity

As of September 30, 2016, we have no required debt principal payments due over the next twelve months. We estimate that we will make approximately $90.3 million in debt interest payments over the twelve months immediately following September 30, 2016.

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

Capital Expenditures

Capital expenditures in the 2016 and 2015 nine-month periods were $33.2 million and $15.3 million, respectively. We anticipate that our capital expenditures for the remainder of 2016 will range between approximately $9.0 million and $10.0 million.

Pending Acquisitions

For a detailed discussion of our pending acquisitions, see Note 2, “Acquisitions and Dispositions.”

Other

We file a consolidated federal income tax return and such state and local tax returns as are required. As a result of our utilization of certain of our net operating loss carryforwards, we have begun, and expect to continue to pay more significant amounts of Federal and state income taxes in 2016 and beyond when compared to 2015 and prior years. However, we do not anticipate paying significant amounts of federal and state income taxes in fourth quarter of 2016.

We do not believe that inflation has had a significant impact on our results of operations nor do we expect it to have a significant effect upon our business in the near future.

During the nine-months ended September 30, 2016, we contributed $3.0 million to our defined benefit pension plans. During the remainder of 2016, we do not expect to make further contributions to these pension plans.

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. GAAP requires management to make judgments and estimations that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. We consider our accounting policies relating to intangible assets and income taxes to be critical policies that require judgments or estimations in their application where variances in those judgments or estimations could make a significant difference to future reported results. These critical accounting policies and estimates are more fully disclosed in our 2015 Form 10-K.

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

Item 3.     Quantitative and Qualitative Disclosure About Market Risk

We believe that the market risk of our financial instruments as of September 30, 2016 has not materially changed since December 31, 2015. The market risk profile as of December 31, 2015 is disclosed in our 2015 Form 10-K.

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

There were no changes in our internal control over financial reporting during the three-month period ended September 30, 2016 identified in connection with this evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 1A.     Risk Factors

Please refer to the information set out under the heading “Risk Factors” in Part I, Item 1A in our 2015 Form 10-K for a description of risk factors that we determined to be most material to our financial condition and results of operation. We do not believe there have been any material changes in these risk factors.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

In each of March and November 2004, the Board of Directors of the Company authorized the Company to repurchase up to 2.0 million shares of the Company's common stock and Class A common stock. In March 2006, this authorization was increased to an aggregate of 5.0 million shares. As of November 4, 2016, 279,200 shares remain available for repurchase under this authorization, which has no expiration date.

On November 6, 2016, the Board of Directors of the Company authorized the Company to purchase up to an additional $75.0 million of outstanding common stock prior to December 31, 2019.

The extent to which the Company repurchases any of its shares, the number of shares and the timing of any repurchases will depend on general market conditions, regulatory requirements, alternative investment opportunities and other considerations. The Company is not required to repurchase a minimum number of shares thereunder, and the repurchase authorizations may be modified, suspended or terminated at any time without prior notice.

The Company did not repurchase any shares of common stock or Class A common stock under these authorizations during the three-months ended September 30, 2016.

Item 6.     Exhibits

4.1

Indenture, dated as of September 14, 2016, by and among Gray Television, Inc., the guarantors signatory thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on September 14, 2016)

4.2

First Supplemental Indenture, dated as of September 14, 2016, by and among Gray Television, Inc., the guarantors signatory thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on September 14, 2016)

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

GRAY TELEVISION, INC.
(Registrant)

Date: November 8, 2016	By:	/s/ James C. Ryan
James C. Ryan
Executive Vice President and Chief Financial Officer